Form 10-Q
period 1996-09-30
SEACHANGE INTERNATIONAL INC
filed 1996-12-03
CIK 1019671

                 SECURITIES AND EXCHANGE COMMISSIONSECURITIES
                            AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                   FORM 10-Q

(MARK ONE)

  _X_    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended September 30, 1996

                                       OR

  __     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934
         For the transition period from ________ to _________



                       Commission File Number:  0-21393

                         SEACHANGE INTERNATIONAL, INC.
           (Exact name of registration as specified in its charter)

                   Delaware                          04-3197974
      (State or other jurisdiction of     (IRS Employer Identification No.)
      incorporation or organization)

                     124 Acton Street, Maynard, MA  01754
         (Address of principal executive offices, including zip code)

      Registrant's telephone number, including area code:  (508) 897-0100

________________________________________________________________________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.

YES _____ NO __X__

The number of shares outstanding of the registrant's Common Stock on September 30, 1996 was 9,632,356.

________________________________________________________________________________

                                       1
                            Exhibit Index at Page 13

                         SEACHANGE INTERNATIONAL, INC.

                               TABLE OF CONTENTS



PART I.   FINANCIAL INFORMATION                                             PAGE
                                                                            ----
          Item 1. Consolidated Financial Statements

          Consolidated Balance Sheet
          at December 31, 1995 and September 30, 1996 ....................    3

          Consolidated Statement of Operations
          Three and Nine months ended September 30, 1996 and 1995 ........    4

          Consolidated Statement of Cash Flows
          Three and Nine months ended September 30, 1996 and 1995 ........    5

          Notes to Consolidated Financial Statements .....................    6-7

          Item 2. Management's Discussion and Analysis
          of Financial Condition and Results of Operations ...............    8-10

PART II.  OTHER INFORMATION

          Item 6. Exhibits and Reports on Form 8-K .......................    11

SIGNATURES ...............................................................    12

EXHIBIT INDEX ............................................................    13

EXHIBIT ..................................................................    14


Item 1: Consolidated Financial Statements

                          SEACHANGE INTERNATIONAL, INC.
                           CONSOLIDATED BALANCE SHEET
                    (In thousands, except share-related data)

                                                                                                     Pro forma
                                                                        December 31,  September 30  September 30,
                                                                             1995        1996          1996
                                                                           --------     --------     --------
Assets                                                                                  (Unaudited)  (Unaudited)
Current assets:
     Cash and cash equivalents                                             $  6,184    $  2,049     $ 26,449
     Accounts receivable, net of allowance for doubtful accounts
       of $40 at December 31, 1995 and $173 at September 30, 1996             3,335       5,394        5,394
     Inventories                                                              2,439       7,506        7,506
     Prepaid expenses                                                            28         109          109
     Deferred income taxes                                                      151         597          597
                                                                           --------    --------     --------
        Total current assets                                                 12,137      15,655       40,055
     Property and equipment, net                                              1,433       3,931        3,931
     Other assets                                                                25         577          577
                                                                           ========    ========     ========
                                                                           $ 13,595    $ 20,163     $ 44,563
                                                                           ========    ========     ========

Liabilities, Redeemable Convertible Preferred Stock and
     Stockholders' Equity
Current liabilities:
     Accounts payable                                                      $  3,140    $  5,849     $  5,849
     Accrued expenses                                                         1,935       1,440        1,440
     Customer deposits                                                        2,082       4,249        4,249
     Deferred revenue                                                           767       1,600        1,600
     Income taxes payable                                                       720         217          217
                                                                           --------    --------     --------
        Total current liabilities                                             8,644      13,355       13,355
                                                                           --------    --------     --------

Series B redeemable convertible preferred stock, $.01 par value;
     1,000,000 shares of preferred stock authorized; 650,487 shares designated, issued and outstanding at December 31, 1995 and
     September 30, 1996, at issuance price, net of issuance costs; none
     outstanding on a pro forma basis at September 30, 1996                   4,008       4,008         --
                                                                           --------    --------     --------

Stockholders' Equity:
Series A  convertible preferred stock, $.01 par value;
     1,000,000 shares of preferred stock authorized: 30,000 shares designated, 11,808 shares issued at December 31, 1995
     and September 30, 1996: at issuance price; none outstanding
     on a pro forma basis at September 30, 1996                                 --          --           --
Common stock, $.01 par value; 15,000,000 shares authorized; 9,625,740 shares, 9,632,356 shares and 13,703,212 shares issued at December 31,
     1995, September 30, 1996 and September 30, 1996 on a pro
     forma basis, respectively                                                   96          96          137
Additional paid-in capital                                                      374         415       28,782
Retained earnings                                                             1,272       4,820        4,820
Treasury stock, 424,950 shares of common at December 31, 1995;
     856,200 shares of common and 1,286 shares of Series A convertible preferred at September 30, 1996 and on a pro forma basis at
     September 30,1996, respectively, at cost                                    (4)     (2,531)      (2,531)
Notes receivable from stockholders                                             (795)       --           --
                                                                           --------    --------     --------
        Total stockholders' equity                                              943       2,800       31,208
                                                                           --------    --------     --------
                                                                           $ 13,595    $ 20,163     $ 44,563
                                                                           ========    ========     ========


                          SEACHANGE INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
              (Unaudited; In thousands, except share-related data)




                                               Three months ended          Nine months ended
                                                  September 30,               September 30,
                                           -------------------------   -------------------------
                                               1995          1996          1995          1996
                                           -----------   -----------   -----------   -----------
Revenues:
    Systems                                $     5,340   $    11,738   $    16,355   $    34,644
    Services                                       281         1,188           843         2,636
                                           -----------   -----------   -----------   -----------
                                                 5,621        12,926        17,198        37,280
                                           -----------   -----------   -----------   -----------
Cost of revenues:
    Systems                                      3,598         6,665        10,650        21,095
    Services                                       480         1,055         1,029         2,871
                                           -----------   -----------   -----------   -----------
                                                 4,078         7,720        11,679        23,966
                                           -----------   -----------   -----------   -----------
Gross profit                                     1,543         5,206         5,519        13,314
                                           -----------   -----------   -----------   -----------

Operating expenses:
    Research and development                       626         1,256         1,673         3,242
    Selling and marketing                          356         1,125         1,137         3,035
    General and administrative                     234           648           635         1,510
                                           -----------   -----------   -----------   -----------
                                                 1,216         3,029         3,445         7,787
                                           -----------   -----------   -----------   -----------
    Income from operations                         327         2,177         2,074         5,527
Interest income, net                                11            37            58           137
                                           -----------   -----------   -----------   -----------
    Income before income taxes                     338         2,214         2,132         5,664
Provision for income taxes                         125           788           790         2,116
                                           ===========   ===========   ===========   ===========
    Net income                             $       213   $     1,426   $     1,342   $     3,548
                                           ===========   ===========   ===========   ===========

Net income per share                       $      0.02   $      0.12   $      0.11   $      0.31
                                           ===========   ===========   ===========   ===========
Weighted average common shares and
    equivalent common shares outstanding    12,207,985    11,590,450    12,003,464    11,587,933
                                           ===========   ===========   ===========   ===========




                         SEACHANGE INTERNATIONAL, INC.
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                       INCREASE (DECREASE) IN CASH FLOWS
                           (Unaudited; In thousands)




                                                             Nine months ended
                                                                September 30,
                                                            --------------------
                                                               1995       1996
                                                            ---------   --------

Cash flows from operating activities
   Net income                                                 $ 1,342    $ 3,548
   Adjustments to reconcile net income to net cash
       used in operating activities:
         Depreciation and amortization                            146      1,022
         Inventory valuation allowance                           --          794
         Compensation expense associated with stock options      --           36
         Deferred  income taxes                                    10       (446)
         Changes in assets and liabilities:
             Accounts receivable                               (2,199)    (2,059)
             Inventories                                       (1,358)    (8,107)
             Prepaid expenses and other assets                      6        (91)
             Accounts payable                                     433      2,709
             Accrued expenses                                   1,383       (695)
             Customer deposits                                   (843)     2,167
             Deferred revenue                                     316        833
             Income taxes payable                                 577       (503)
                                                              -------    -------
                Net cash used in operating activities            (187)      (792)
                                                              -------    -------

Cash flows from investing activities
   Purchase of software                                          --         (450)
   Purchases of property and equipment                           (311)    (1,166)
                                                              -------    -------
                Net cash used in investing activities            (311)    (1,616)
                                                              -------    -------

Cash flows from financing activities
   Repayment of notes payable                                      (8)      --
   Proceeds from issuance of common stock                           7          5
   Purchase of treasury stock                                    --       (2,022)
   Repayments of note receivable from stockholders               --          290
                                                              -------    -------
                Net cash used in financing activities              (1)    (1,727)
                                                              -------    -------

Net decrease in cash and cash equivalents                        (499)    (4,135)
Cash and cash equivalents, beginning of period                    871      6,184
                                                              -------    -------
Cash and cash equivalents, end of period                      $   372    $ 2,049
                                                              -------    -------

Supplemental disclosure of noncash activity:
  Transfer of items originally classified as inventories
      to fixed assets                                         $    46    $ 2,246
  Purchase of treasury stock in lieu of cash payment
      of notes receivable from stockholders                      --      $   505

                         SEACHANGE INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              (UNAUDITED; IN THOUSANDS, EXCEPT SHARE-RELATED DATA)



1.   BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. The Company believes that the unaudited consolidated financial statements reflect all adjustments (consisting of only normal recurring adjustments), necessary for a fair presentation of the Company's financial position, results of operations and cash flows at the dates and for the periods indicated. The results of operations for the three-month and nine-month periods ended September 30, 1996 are not necessarily indicative of results expected for the full fiscal year or any other future periods. The unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes for the six months ended June 30, 1996 and for the year ended December 31, 1995, included in the Company's Registration Statement on Form S-1 (No. 333-12233) filed on September 18, 1996, as amended.

     Unaudited Pro Forma Information

     The unaudited pro forma information at September 30, 1996 included in the unaudited consolidated balance sheet reflects the issuance of 1,810,000 shares of the Company's common stock in exchange for $24,400, net of estimated stock issuance costs, in connection with the closing of the Company's initial public offering on November 8, 1996. The unaudited pro forma information also reflects the automatic conversion of the Series A and Series B preferred stock into 2,260,856 shares of common stock that occurred upon the closing of the Company's initial public offering.

2.   NET INCOME PER SHARE

     Net income per share was determined by dividing net income by the weighted average number of common shares and common share equivalents outstanding during the period. Common share equivalents are comprised of common stock options and convertible preferred stock. Pursuant to Securities and Exchange Commission Staff Accounting Bulletin No. 83, common share equivalents issued at prices below the initial public offering price in the twelve months preceding the initial public offering have been included in the calculation for all periods presented.

3.   COMMON STOCK

     On September 6, 1996, the Board of Directors authorized a 3-for-2 stock split of the Company's common stock, which became effective on October 30, 1996. All shares of common stock, common stock options and per share amounts included in the accompanying unaudited consolidated financial statements have been adjusted to give retroactive effect to the stock split for all periods presented.

                         SEACHANGE INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              (UNAUDITED; IN THOUSANDS, EXCEPT SHARE-RELATED DATA)


4.   INVENTORIES

     Inventories consist of the  following:

                                                       DECEMBER 31,     SEPTEMBER 30,
                                                          1995              1996
                                                      --------------     -------------

Components and assemblies                                  $   2,261         $   5,403
Finished products                                                178             2,103
                                                           ---------         ---------
                                                           $   2,439         $   7,506
                                                           =========         =========

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     REVENUES. The Company's systems revenues consist of sales of its digital video insertion products. Systems revenues increased by 119.8% to $11,738,000 for the quarter ended September 30, 1996, from $5,340,000 in the comparable quarter in 1995. Systems revenues increased by 111.8% to $34,644,000 for the nine-month period ended September 30, 1996, from $16,355,000 in the comparable period in 1995. The increased systems revenues reflect the Company's introduction, in January 1996, of the second generation of its digital video insertion system which significantly improved the scalability and performance of the Company's products, and the subsequent increase in the number of systems sold.
     The Company's services revenues consist of fees for installation, training, product maintenance and technical support services. The Company's services revenues increased by 322.8% to $1,188,000 for the quarter ended September 30, 1996, from $281,000 in the comparable quarter in 1995. The Company's services revenues increased by 212.7% to $2,636,000 for the nine-month period ended September 30, 1996, from $843,000 in the comparable period in 1995. These increases in services revenues primarily resulted from the increase in product sales and renewals of maintenance and support contracts related to the growing installed base of systems.
     For the quarter and nine-month periods ended September 30, 1996 and 1995, certain customers accounted for more than 10% of the Company's total revenues. Individual customers accounted for 35.9% and 11.5% of total revenues in the quarter ended September 30, 1996 and 44.6%, 15.8% and 15.8% of total revenues in the quarter ended September 30, 1995. Individual customers accounted for 30.2%, 12.6%, and 11.0% of total revenues in the nine-month period ended September 30, 1996 and 30.1%, 27.4%, and 13.2% of total revenues in the nine-month period ended September 30, 1995.
     International revenues accounted for approximately 7.6% and 7.3% of total revenues in the quarter ended and in the nine-month period ended September 30, 1996, respectively. There were no international sales prior to 1996.

     GROSS PROFIT. Systems gross profit as a percentage of systems revenues was 43.2% and 32.6% for the quarters ended September 30, 1996 and 1995, respectively. Systems gross profit as a percentage of systems revenues was 39.1% and 34.9% for the nine-month periods ended September 30, 1996 and 1995, respectively. These increases in systems gross profit resulted from design improvements in the second generation video insertion product, lower costs of certain purchased components and subassemblies and the Company achieving certain manufacturing efficiencies as a result of increased volume. These increases were partially offset by increases of $794,000 and $380,000 in the Company's inventory valuation allowance in the nine-month period and the quarter ended September 30, 1996, respectively. The Company evaluates inventory levels and expected usage on a periodic basis and provides a valuation allowance for estimated inactive, obsolete and surplus inventory.
     Services gross profit as a percentage of services revenues was 11.2% for the quarter ended September 30, 1996 compared to a loss of 70.8% for the quarter ended September 30, 1995. Costs of services revenues exceeded services revenue by 8.9% and 22.1% for the nine-month periods ended September 30, 1996 and 1995, respectively, primarily as a result of the costs associated with the Company building a service organization to support the installed base of systems. Improvements in services gross profit resulted from the growing installed base of systems with ongoing product maintenance and support agreements.

     RESEARCH AND DEVELOPMENT. Research and development expenses consist primarily of compensation of development personnel, depreciation of equipment, and an allocation of related facility expenses. Research and development expenses increased to $1,256,000, or 9.7% of total revenues in the quarter ended September 30, 1996, from $626,000, or 11.1% of total revenues in the comparable quarter in 1995. Research and development expenses increased to $3,242,000, or 8.7% of total revenues in the nine-month period ended September 30, 1996, from
$1,673,000, or 9.7% of total revenues in the comparable period in 1995.   These
increases were primarily attributable to the hiring of additional development personnel. All software development costs were expensed in the three and nine-
month periods ended September 30, 1996.   The Company anticipates that it will
continue to devote substantial resources to its research and development efforts.

     SELLING AND MARKETING. Selling and marketing expenses consist primarily of compensation expenses, including sales commissions and travel expenses and certain promotional expenses. Selling and marketing expenses increased to $1,125,000, or 8.7% of total revenues in the quarter ended September 30, 1996, from $356,000, or 6.3% of total revenues in the comparable quarter in 1995. Selling and marketing expenses increased to $3,035,000, or 8.1% of total revenues for the nine-month period ended September 30, 1996, from $1,137,000, or 6.6% of total revenues in the comparable period in 1995. The increases in the dollar amounts as well as the percentages of total revenues were attributable to hiring of additional selling and marketing personnel, expanded promotional activities, and an increase in commissions relating to increased revenues. The Company expects that selling and marketing expenses will continue to increase in dollar amount as the Company hires additional personnel and expands selling and marketing activities for the remainder of 1996 and in 1997.

     GENERAL AND ADMINISTRATIVE. General and administrative expenses consist primarily of compensation of executive, finance, human resource and administrative personnel, legal and accounting services as well as an allocation of related facility expenses. General and administrative expenses increased to $648,000, or 5.0% of total revenues in the quarter ended September 30, 1996, from $234,000, or 4.2% of total revenues in the comparable quarter in 1995. General and administrative expense increased to $1,510,000, or 4.1% of total revenues for the nine-month period ended September 30, 1996, from $635,000, or 3.7% of total revenues in the comparable period in 1995. The increases in the dollar amount as well as the percentages of total revenues were attributable to increased staffing to support the Company's growth. The Company believes that its general and administrative expenses will continue to increase as a result of an expansion of the Company's administrative staff to support its growing operations and as a result of expenses associated with being a public company.


     PROVISION FOR INCOME TAXES. The Company's effective tax rate was 35.6% and 37.0% for the quarters ended September 30, 1996 and 1995, respectively. The Company's effective tax rate was 37.4% and 37.1% for the nine months ended September 30, 1996 and 1995, respectively. The decrease in the effective tax rate in 1996 was due to benefits of foreign sales corporation exempt income in 1996 and the reinstatement of the research and development tax credit, effective July 1996.

LIQUIDITY AND CAPITAL RESOURCES

     Through November 1996, the Company funded its operations primarily through cash provided by operations and the private sale of equity securities. In November 1996, in connection with the initial public offering of the Company's common stock, the Company issued 1,810,000 shares of its common stock in exchange for approximately $24,400,000, net of estimated issuance costs.
     As of September 30, 1996, the Company had cash and cash equivalents of $2,049,000, a $4,135,000 decrease from the $6,184,000 on hand at December 31,
1995. Working capital decreased to $2,300,000 at September 30, 1996 from $3,493,000 at December 31, 1995.
     Net cash used in operating activities was $792,000 for the nine months ended September 30, 1996 compared with net cash used in operating activities of $187,000 during the comparable period in 1995. Net cash used in operating activities during the nine month period September 30, 1996 consisted of cash provided by net income adjusted for non-cash expenses including depreciation and amortization and increased current liabilities, offset by increased accounts receivable and inventories. Accounts receivable increased from $3,335,000 at December 31, 1995 to $5,394,000 at September 30, 1996, an increase of $2,059,000, or 61.7%. The increase in accounts receivable is primarily attributable to the increased revenue levels. Total revenues recognized in the quarter ended December 31, 1995 were $6,004,000, compared to $12,926,000 in the quarter ended September 30, 1996, a 115.3% increase. The inventories increased from $2,439,000 at December 31, 1995 to $7,506,000 at September 30, 1996, an
increase of $5,067,000, or

207.8%. The increase in inventories is attributable to additional inventory to support the Company's revenue growth, the increase in systems shipped to customers for which revenue was not yet recognized and the growing installed base of systems.
     Net cash used in investing activities was $1,616,000 for the nine months ended September 30, 1996 compared with net cash used in investing activities of $311,000 during the comparable period in 1995. Investment activity consisted primarily of purchases of property and equipment to support the Company's growth. In addition, in June 1996 the Company paid $450,000 for a software license. Investment activity for the comparable period in 1995 consisted of purchases of property and equipment.
     Net cash used in financing activities was $1,727,000 for the nine months ended September 30, 1996 compared with net cash used in financing activities of $1,000 during the comparable period in 1995. For the nine months ended September 30, 1996, cash used in financing activities consisted primarily of the repurchase of shares of the Company's common stock and Series A convertible preferred stock from certain employees and directors of the Company, net of the repayment of notes receivable from stockholders.
     The Company has a $6.0 million revolving line of credit and a $1.5 million equipment line of credit with a bank. The revolving line of credit expires in September 1997 and the equipment line expires in March 1997. Borrowings under the lines of credit are secured by substantially all of the Company's assets. The loan agreement relating to the lines of credit requires that the Company provide the bank with certain periodic financial reports and comply with certain financial ratios. As of September 30, 1996, the Company had not borrowed against either of these lines.
     The Company believes that its existing cash, together with the net proceeds of $24,400,000 from the initial public offering of the Company's common stock and available borrowings under the lines of credit, are sufficient to meet the Company's requirements for the foreseeable future.

FACTORS THAT MAY AFFECT FUTURE RESULTS

     Any statements contained in this Form 10-Q that do not describe historical facts may constitute forward looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. Any forward looking statements contained herein are based on current expectations, but are subject to a number of risks and uncertainties. The factors that could cause actual future results to differ materially from current expectations include the following: fluctuations in customer demand; the Company's ability to manage its growth; the risk of new product introductions and customer acceptance of new products; the rapid technological change which characterizes the Company's markets; the Company's significant concentration of customers; the risks associated with international sales as the Company expands its markets; and the ability of the Company to compete successfully in the future, as well as other risks identified in the Company's Securities and Exchange Commission filings, including but not limited to those appearing under the caption "Risk Factors" in the Company's Prospectus dated November 4, 1996.

                          PART II.  OTHER INFORMATION

     Item 6. Exhibits and Reports on Form 8-K

             (a) Exhibits
                    Exhibit 11:  Computation of Net Income Per Share.
                    Exhibit 27: Financial Data Schedule (For SEC Edgar Filing Only; Intentionally Omitted)

             (a) Reports on Form 8-K
                    No reports on Form 8-K were filed during the period.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, SeaChange International, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

     Dated:  December 3, 1996



     SEACHANGE INTERNATIONAL, INC.
     by:

       /s/ William C. Styslinger, III
     ---------------------------------
     William C. Styslinger, III
     President, Chief Executive Officer,
     Chairman of the Board and Director


       /s/ Joseph S. Tibbetts, Jr.
     ------------------------------
     Joseph S. Tibbetts, Jr.
     Vice President, Finance and Administration,
     Chief Financial Officer, and Treasurer
     (Principal Financial and Accounting Officer)

                         SEACHANGE INTERNATIONAL, INC.

                                 EXHIBIT INDEX


 EXHIBIT NUMBER               DESCRIPTION                      PAGE
----------------           ----------------                    ----

11                Computation of Net Income Per Share            14
27                Financial Data Schedule (For SEC Edgar
                  Filing Only; Intentionally Omitted)

