Form 10-K
period 1996-12-31
SEACHANGE INTERNATIONAL INC
filed 1997-03-28
CIK 1019671

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-K

              X    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
             ---   OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 1996


                       Commission File Number:  0-21393

                         SEACHANGE INTERNATIONAL, INC.
            (Exact name of registrant as specified in its charter)

                Delaware                              04-3197974
      (State or other jurisdiction of       (IRS Employer Identification No.)
       incorporation or organization)

                      124 Acton Street, Maynard, MA 01754
         (Address of principal executive offices, including zip code)

      Registrant's telephone number, including area code:  (508) 897-0100



SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:  NONE

SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                         COMMON STOCK, $.01 PAR VALUE
                         ----------------------------

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceeding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes_X_ No__

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ].

As of March 20, 1997 the aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing price for the registrant's Common Stock on the Nasdaq National Market on such date was $63,537,244. The number of shares of the registrant's Common Stock outstanding as of the close of business on March 20, 1997 was 12,877,733.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the definitive Proxy Statement in connection with the Annual Meeting of Stockholders to be held on or about May 29, 1997 to be filed pusuant to Regulation 14A are incorporated by reference into Part III of this Form 10-K.

PART I

This Annual Report on Form 10-K includes certain statements of a forward-looking nature which reflect the Company's current views relating to future events or the future financial performance of the Company. These forward-looking statements are only predictions and are subject to risks and uncertainties, particularly the matters set forth in "Certain Risk Factors" below, which could cause actual events or results to differ materially from historical results or those indicated by such forward-looking statements.

ITEM 1.  BUSINESS

  SeaChange International, Inc. ("SeaChange"or the "Company") provides software-based products to manage, store and distribute digital video for cable television operators and telecommunications companies. The Company's products utilize its proprietary distributed application software and standard industry components to automate the management and distribution of short- and long-form video streams including advertisements, movies, news updates and other video programming requiring precise, accurate and continuous execution. The Company's digital video products are designed to provide higher image quality and to be more reliable, easier to use and less expensive than analog tape-based systems. In addition, SeaChange's products enable its customers to increase revenues by offering more targeted services such as geography-specific spot advertising and Video-On-Demand movies.

  SeaChange's products address a number of specific markets. The SeaChange SPOT System is the leading digital advertisement and other short-form video insertion system for the multichannel television market in terms of installations in the United States, based on currently available industry sources and the Company's internal data. The SeaChange SPOT System encodes analog video forms such as advertisements and news updates, stores them in remote or local digital libraries, and inserts them automatically into television network streams. The SPOT System provides high run-rate accuracy and video image quality, permits geographic and demographic specificity of advertisements and reduces operating costs. The Company has recently introduced the SeaChange Movie System, which provides long-form video storage and delivery for the Video-On-Demand and pay-per-view movie markets and is developing the SeaChange Programming System, a long-form video storage and delivery product for cable television operators and telecommunications companies. The SeaChange Traffic and Billing Software operates in conjunction with the SeaChange SPOT System to automate and simplify complex sales, scheduling and billing processes for the multichannel television market. The Company also sells its Video Server 100, which is designed to store and distribute video streams of various lengths, and MediaCluster, SeaChange's proprietary software technology that enables multiple Video Server 100s to operate together as an integrated video server, to systems integrators and value added resellers (''VARs''). In addition, the Company is developing digital play-to-air systems for the broadcast television industry.

  The Company was incorporated in Delaware in July 1993 under the name SeaView Technology, Inc. and changed its name to SeaChange Technology, Inc. in September 1993 and to SeaChange International, Inc. in March 1996.


INDUSTRY BACKGROUND

  Television operators, the largest users of professional quality video, historically have relied on analog technology for the storage and distribution of video streams. Analog systems, which use video tapes as the primary mechanism for the storage and distribution of video, have substantial limitations. Analog tapes and their associated playback mechanisms are subject to mechanical failure and generational loss of video quality. Analog tape-based systems also require significant manual intervention, which makes them expensive and cumbersome to operate and also limits their flexibility for programming changes. Finally, analog tapes are bulky and have limited storage capacity.

  Over the past decade, the limitations of analog tape-based systems have become increasingly apparent. Changes in government regulation and increased competition have forced television operators to seek new revenue sources and reduce costs. In addition, television operators are increasingly seeking to offer new and enhanced video services while simultaneously improving the efficiency of their operations. While analog tape-based systems are sufficient for some traditional applications, they do not meet the performance and cost requirements of these new, targeted applications.


  Cable Television Operators & Telecommunications Companies

  According to industry sources, there are approximately 11,000 cable systems currently in the United States, serving over 64 million households. In 1995, 57.3% of all cable systems provided between 30 and 53 channels of programming as compared to 35.9% in 1985. Because cable television programming is sent over broadband lines, operators can segment and target their programming to viewers in selected geographies. In addition, the continuing growth in cable television's multiple specialized programming networks, such as CNN, MTV and ESPN and newer networks such as Black Entertainment Television, the Discovery Channel and Nickelodeon, allow advertisers to target viewers in selected demographic profiles.

  Despite this advantage over television broadcasters, cable television operators historically have not realized advertising revenues in proportion to their share of television viewers. According to industry sources, in 1995, 36% of all television viewers were watching cable networks, yet cable television advertising revenue accounted for only 16% of the total television advertising revenue. In addition, advertising represents the major source of revenue for television broadcasters, while most cable television operators derive less than 5% of their gross revenue from advertising. The limitations of analog tape-based technology are a major factor which has prevented cable television operators from historically exploiting their advantages over television broadcasters. Analog systems are difficult to manage in multichannel and multi-zone environments, resulting in relatively poor video insertion accuracy and high operating costs.

  Video-On-Demand represents a new opportunity for cable television operators. Industry sources project that the Video-On-Demand market will generate approximately $1.8 billion in revenues for cable television operators in 1999. Increased channel capacity through the installation of fiber optic cables is providing many cable television operators with the capacity to offer Video-On-Demand programming capability to hotels and apartments. However, these complex applications which demand reliable, rapid and cost-effective management and operation are not as practical or feasible with existing analog technology.

  The recent deregulation of the United States telecommunications industry has lowered the legal barriers to entry for telecommunications companies to enter the multichannel video delivery market. Telecommunications companies are attempting to capitalize on the new growth opportunities by acquiring existing cable television operators and by leveraging their existing telephony networks to establish new multichannel video delivery operations. However, telecommunications companies face the same limitations as cable television operators in cost-effectively offering targeted, value-added services with analog tape-based systems.

  Increased demand for video and audio content over the Internet will require a substantial increase in storage capacity and bandwidth over time. The Company believes that cable television operators and telecommunications companies will play an integral role in providing these broadband Internet applications. The Company also believes that in order to offer high quality video applications over the Internet, cable television operators and telecommunications companies will need storage and distribution products capable of complex management and scheduling of video data streams.

  Television Broadcasters

  The more than 1,500 broadcast stations in the United States, including network affiliates and independent stations, face many of the same technological issues as cable television operators. Additionally, television broadcasters rely on advertising for nearly all of their revenue and require high advertisement run-rate reliability and image quality. To date, television broadcasters have utilized tape-based systems with robotic libraries, which are cumbersome and require high levels of maintenance and manual intervention to ensure that the needed performance requirements are met. Also, the video tapes in these systems need to be replaced frequently due to repeated use.

  In addition, many broadcasters are contemplating the use of the cable infrastructure for the delivery of geography-specific advertising. These broadcasters will insert targeted advertising into their television signals and distribute them directly, often via microwave, to cable operators' distribution sites. If this application develops, television operators will require video storage and delivery systems that can effectively manage and deliver multiple television signals to targeted markets.


  Initial Digital Video Products

  Over the past five years, several companies have introduced digital video products aimed at addressing the limitations of analog tape-based systems. These products generally have been expensive, not scalable, difficult to program and have poor video quality. In addition, many initial digital video products have required users to integrate several components from different vendors to create a complete solution, which is time consuming, technologically difficult and often results in poor system performance.


THE SEACHANGE SOLUTION

  SeaChange develops, markets and supports software-based digital video solutions designed to enhance its customers' ability to store, retrieve, manage and distribute short- and long-form video streams, including advertisements, movies, news updates and other video programming requiring precise, accurate and continuous execution. The Company's solutions are based on five core areas of functionality: (i) real-time conversion of analog video into digital video format; (ii) storage and retrieval of video content to and from digital libraries; (iii) scheduled distribution of video streams between digital libraries via local and wide area data networks; (iv) delivery of video streams over single and multiple channels; and (v) management of video sales, scheduling, billing and execution of related business transactions.

  SeaChange uses these core capabilities to provide solutions to a number of commercial markets. The Company's products are designed to provide a consistent set of features and benefits, including:

  Viewer Targeting.   The Company's digital video products enable television
  operators to efficiently target viewers in specific demographic or geographic groups. The ability to target selected viewers enables television operators to increase revenues by offering more targeted services. The SeaChange SPOT System offers this capability to television operators, while the SeaChange Movie System makes it possible for television operators to offer Video-On-Demand movies to individual hotel rooms or apartments.

  Cost Reduction.   The Company's products are designed to provide its customers operating cost reductions as compared to analog tape-based systems due to, among other things, the elimination of video tapes and their storage and lower operating personnel requirements. The Company is also able to price its products on a competitive basis by using standard operating systems and components. The Company believes that the combination of competitive pricing of its products and reductions in the operating costs of its customers results in attractive pay-back periods on customers' initial capital outlay for the Company's products.

  Scalability.   The Company's products are scalable to the needs of a
  particular cable television operator or television broadcaster whether operating in a single channel system concentrated in one specific zone or a system with hundreds of channels serving multiple zones and markets. Moreover, the Company's proprietary storage technology enables the scalability of storage of digital video from a few minutes to hundreds of hours of video.

  Reliability.   The Company's products eliminate the need for traditional
  mechanical tape-based systems, thereby reducing the likelihood of breakdowns. Furthermore, through the use of redundant components and proprietary storage technology and application software, SeaChange's products are designed to be fault resilient, providing the high reliability required for television operations.

  Scheduling Flexibility.   The digitizing and storage of video streams allows
  advertisements, news updates and movies to be inserted on channels in local communities and allows cable television operators to insert or delete video content rapidly. This flexibility enables the provision of services such as Video-On-Demand movies and provides advertisers and television broadcasters the opportunity to insert new video content on short notice.

  Video Image Quality.   Because digital video streams do not degrade with
  playback, image content and quality remain at the original professional level even after multiple airings.

  Ease of Use.   The Company's products are simple to learn, require less
  maintenance, and are less personnel intensive than analog systems. Due to their innovative architecture, the Company's products offer a number of features that simplify their use, including remote monitoring and service and automated short- and long-form video distribution.


STRATEGY

  SeaChange's objective is to be a leader in the emerging market for the storage, management and distribution of professional quality digital video. The key elements of the Company's strategy are to:

  Develop Long-Term Customer Relationships.   The Company is focusing its
  product development, marketing and direct sales efforts on developing long-term customer relationships with cable television operators, telecommunications companies and television broadcasters in the United States and internationally. The Company has formed its customer relationships by providing software-based digital video solutions to address customers' immediate problems, such as advertisement and other short-form video insertion. The Company intends to continue to leverage its customer relationships to offer new, compatible products to meet evolving market needs, such as Video-On-Demand programming. The Company believes that the fundamental shift from analog to digital video and the growing emphasis on interactive technologies will continue to present opportunities for the Company to develop, market and support its products to both its existing customer base and to customers in additional markets.

  Offer Complete Solutions.   SeaChange's customers operate complex networks
  that require the delivery and management of video programming across multiple channels and target zones. SeaChange believes television operators desire complete solutions that integrate all steps of digital video delivery from scheduling to post-air verification and billing. To address these needs, SeaChange provides integrated applications and support services which are more valuable to customers than individual functional products not specifically designed to work together. The Company believes that providing complete solutions has been a significant factor in its success and will be an increasingly important competitive advantage.

  Establish and Maintain Technological Leadership Through Software.   SeaChange
  believes its competitive position is dependent in large part on the features and performance of its application and network and storage software. As a result, the Company focuses a majority of its research and development efforts on introducing new software applications and improving its current software. The Company seeks to use standard hardware components wherever possible to maintain its focus on software development.

  Provide Superior Customer Service and Support.   The Company's products
  operate in environments where continuous operation is critical. As a result, the Company believes that providing a high level of service and support gives it a competitive advantage and is a differentiating factor in developing key customer relationships. The Company's in-depth industry and application knowledge allows it to better understand the service needs of its customers. As of December 31, 1996, more than 30% of the Company's employees were dedicated to customer service and support, including project design and implementation, installation and training. In addition, using remote diagnostic and communications features embedded in the Company's products, the service organization has the ability to monitor the performance of customer installations and, in most cases, rectify problems remotely. Customers have access to service personnel via 24-hour, seven-day a week telephone support.


PRODUCTS

  SeaChange develops digital video products and related applications for the television industry. Its products are marketed to cable television operators, telecommunication companies, television broadcasters, systems integrators and VARs.


  SeaChange SPOT System

  The SeaChange SPOT System automates the complex process of advertisement and other video insertion across multiple channels and geographic zones for cable television operators and telecommunications companies. Through its proprietary software, the SeaChange SPOT System allows cable television operators to insert local and regional advertisements and other short-form video streams into the time allocated for these video streams by cable television networks such as CNN, MTV, ESPN, Black Entertainment Television, the Discovery Channel and Nickelodeon.

  The SeaChange SPOT System is an integrated solution composed of software applications, hardware platforms, data networks and easy to use graphical interfaces. The SeaChange SPOT System is designed to be installed at local cable transmission sites, known as headends, and advertising sales business offices. The SeaChange video insertion process consists of six steps:

Encoding:      The process begins with the SeaChange Encoding Station, which is based on SeaChange's proprietary encoding software, where analog-based short- and long-form video is digitized and compressed in real-time using standard MPEG-2 hardware.

Storage: Digital video is then stored in a disk-based video library, capable of storing thousands of spots, where the SeaChange SPOT System organizes, manages and stores these video streams.

Scheduling:    SeaChange's scheduling and management software coordinates with the traffic and billing application to determine the designated time slot, channel and geographic zone for each video stream.

Distribution:  SeaChange's strategic digital video software then copies the video streams from the master video library and distributes them over the operator's data network to headends, where they are stored in video servers for future play.

Insertion:     Following a network cue, the SeaChange video switch module automatically initiates the conversion of video streams to analog and inserts them into the network feed, where they are then seen by television viewers.

Verification:  After the video streams run, SeaChange's proprietary software and hardware verifies the content, accuracy, timing and placement of such video streams to facilitate proper customer billing.


  The selling price for a base SeaChange SPOT System is approximately $250,000; to date, the largest single sale of a SeaChange SPOT System was $2.5 million.



  SeaChange Traffic and Billing Software

  The SeaChange Traffic and Billing Software is based on software the Company has licensed from a third party and is designed to permit television operators to manage advertising sales, scheduling, packaging and billing operations. This product provides advertising sales executives with: (i) management performance reports; (ii) inventory tracking; and (iii) order entry, billing and accounts receivable management. Traffic and Billing Software can be integrated with the SeaChange SPOT System and is also compatible with many other advertisement insertion systems currently in use. The Company introduced the SeaChange Traffic and Billing Software in the second quarter of 1996.


  Long-Form Video Products

  SeaChange is developing and marketing two products for the management and delivery of long-form video content for cable television operators and telecommunications companies.

  SeaChange Movie System. SeaChange has developed a new product, the SeaChange Movie System, which is a platform for the storage and delivery of long-form video streams, particularly movies. SeaChange has worked together with IPC Interactive (''IPC''), a provider of Video-On-Demand systems, to integrate IPC's Guestnet system and its related movie programming with the SeaChange Movie System. The integrated system is designed to permit viewers in hotels and apartments to choose particular movies on demand and also offers a variety of ancillary programming services, such as local programming and advertisements. The Company and IPC have joint marketing rights to the integrated system. SeaChange is marketing the SeaChange Movie System featuring the Guestnet movie programming to cable television operators, acting as a sales representative for the IPC portion of the system. IPC is entitled to market this product, acting as a dealer or sales representative for the SeaChange portion of the system. The cable television operators can package full scale Video-On-Demand systems for hotels and apartments.

  The integrated system consists of user interfaces and application hardware and software, including set-top boxes and remote control devices, provided by IPC and SeaChange's Video Server 100 technology and software architecture for the delivery and storage of movies. The video servers will be installed at the cable headend and the video will be delivered over a dedicated fiber optic line. The integrated system is designed to provide cable television operators with a new source of revenue and a competitive advantage over the encroaching services of direct broadcast satellite companies. The SeaChange Movie System has been sold to one customer for use with the Guestnet movie programming.

  In addition, the SeaChange Movie System may be used by television operators to provide pay-per-view movies. Pay-per-view movies are presented at regular intervals and viewers can order and begin watching a movie at a time convenient to them. The Company has begun marketing the SeaChange Movie System to television operators for pay-per-view movies and has received an order for one system with a sales price of approximately $300,000.

  SeaChange Programming System.   The SeaChange Programming System, which
employs the same underlying technology and basic functionality of the SeaChange SPOT System, is designed to be a platform for the delivery of long-form video streams in a multichannel environment. The SeaChange Programming System is designed to permit television operators to store, manage and distribute long-form video streams, such as movies, infomercials, and other local origination programming. The SeaChange Programming System is designed to provide for the storage of up to a terabyte of digital video (approximately 250 feature length movies on-line), which is expected to accommodate most current customer applications. Its proprietary software applications are designed to enable television operators to easily schedule and manage the automated delivery of movies, infomercials and other local programming.

  The SeaChange Programming System is designed to have a number of advantages over traditional analog tape-based systems. It is designed to provide a high level of scheduling control to reduce personnel needs and improve scheduling flexibility. By sharing common functions with the SeaChange SPOT System such as encoding, scheduling, storage libraries and networks, the SeaChange Programming System is designed to leverage a customer's existing investment in SeaChange products. The Company is currently marketing the SeaChange Programming System.


  Broadcast Television Products

  SeaChange plans to introduce two offerings to the television broadcast market in 1997.

  SeaChange Extensible Disk Play-to-Air System.   The SeaChange Extensible Disk
Play-to-Air System is designed to provide high quality, MPEG-2 based video storage and playback for use with automation systems in broadcast television stations. This product is intended to replace on-air tape decks used to store and play back advertising from video tape cart systems and, in some cases, to replace the cart systems themselves. The SeaChange Extensible Disk Play-to-Air System is designed for customers in larger broadcast television markets which use station automation systems.

  The SeaChange Extensible Disk Play-to-Air System is designed to simultaneously record, encode, store to a disk and play video content, using industry standard MPEG-2 compression. This product is designed to seamlessly integrate into television broadcasters' current tape-based operations and meet the high performance requirements of television broadcasters.

  SeaChange Commercial Playback System.   The SeaChange Commercial Playback
System is designed to store, manage and distribute advertisements and other short-form video streams for broadcast stations where broadcast automation systems are not widely deployed. This product is designed to have the same functionality and features of the SeaChange SPOT System but is designed to be tailored for the high performance requirements of the broadcast television environment.

  The SeaChange Commercial Playback System is designed to encode advertisements and other short-form video streams from video tape, interface with sales and billing systems for scheduling and verification, and store and manage large libraries of short-form video streams. The Company believes that the SeaChange Commercial Playback System will often be a first step toward automation for many television broadcasters.


  OEM Products

  The Company currently markets two original equipment manufacturer (''OEM'') products.

  Video Server 100.   The Video Server 100, which is the Company's second
generation video server, is designed to store and distribute video streams of various lengths. The Video Server 100 provides the base technology for all of SeaChange's digital video products and is offered to systems integrators and VARs as a platform for the storage and delivery of video in a wide range of applications.

  The Video Server 100 provides custom power and packaging and software for use in professional video applications. It has features such as RAID and a redundant power supply to enable continuous uninterrupted airing of video. The Video Server 100 uses industry standard components, which differentiates it from various video servers based on proprietary processors and specialized hardware components and operating systems. The OEM list price of the Video Server 100 is $32,000.

  MediaCluster. MediaCluster is SeaChange's proprietary software technology that enables multiple Video Server 100s to operate together as an integrated video server. While the Video Server 100 is the base technology for short-form video applications, MediaCluster serves as the base technology for long-form video applications.

  Through its software architecture, MediaCluster can join multiple Video Server 100s to support large-scale applications by storing large amounts of video data and delivering multiple video streams, with no single point of failure in the system. The Company currently has a patent application pending for its MediaCluster technology. Although MediaCluster software technology has been integrated into the SeaChange SPOT System and the SeaChange Movie System, the Company has not to date sold MediaCluster to any customer on a stand-alone basis. The Company is currently marketing the first generation of MediaCluster and plans to introduce a new version of MediaCluster in 1997.

  The Company is in the process of establishing a subsidiary at its Greenville, New Hampshire location for the manufacture, development and OEM sale of the Video Server 100 and MediaCluster products. The Company expects that certain employees of the Company or the subsidiary will acquire up to a 20% interest over time in the subsidiary and that the Company will own the remaining 80%. The Company intends that the subsidiary will license the necessary technology from the Company and will manufacture these products on a contract basis for the Company. The subsidiary will have the right to sell these products to OEM customers that do not compete with the Company. The Company intends to provide administrative and management services and, at least initially, selling and marketing and customer support services, to the subsidiary on a negotiated fee basis. It is expected that the subsidiary will conduct research and development on video server-based products, including the Video Server 100 and MediaCluster products, and will license all developments to the Company on a royalty-free basis. It is intended that after three years, the Company will have the right, but not the obligation, to acquire the 20% interest from the employees at fair market value.

CUSTOMER SERVICE AND SUPPORT

  The Company installs, maintains and supports its products in the United States and Canada. Annual maintenance contracts are generally required for the first year of a customer's use of the Company's products and customers are billed for the initial maintenance fee at the time of the placement of the purchase order. The maintenance contracts are renewable on an annual basis. The Company also offers basic and advanced formal on-site training for customer employees at the time of product installation. The Company currently provides installation, maintenance and support to international customers but, in the future, may provide such services through agents and distributors.

  The Company offers technical support to customers, agents and distributors on a 24-hour, seven-day a week basis. Support engineers are committed to providing a response to technical support calls within two hours. The Company's products are designed with remote diagnostic capabilities which permit the support engineers to immediately begin to diagnose any problems without having to travel to the customer's location, thereby reducing both response time and cost. When necessary, however, support engineers are dispatched to the customer's facility. The Company's commitment to service is evidenced by the fact that as of December 31, 1996 more than 30% of Company employees were providing customer service and support, including project design and implementation, installation and training.


CUSTOMERS

  The Company currently sells its products primarily to cable television operators and telecommunications companies. In addition, the Company is developing several products for television broadcasters.

  The Company's customer base is highly concentrated among a limited number of large customers, primarily due to the fact that the cable and telecommunications industries in the United States are dominated by a limited number of large companies. A significant portion of the Company's revenues in any given fiscal period have been derived from substantial orders placed by these large organizations. In 1994, 1995 and 1996, revenues from the Company's five largest customers represented approximately 95%, 91% and 76%, respectively, of the Company's total revenues. Customers accounting for more than 10% of total revenues consisted of Continental Cablevision (50%), Cox Communications, Inc. (18%), Digital Equipment Corporation (11%) and Time Warner, Inc. (10%) in 1994; Continental Cablevision (29%), Tele-Communications, Inc. (29%), Time Warner, Inc. (16%) and Cox Communications, Inc. (12%) in 1995; and Tele-Communications, Inc. (29%), U.S. West Media Group (17%), Comcast Corporation (13%) and Time Warner, Inc. (12%) in 1996. The Company expects that it will continue to be dependent upon a limited number of customers for a significant portion of its revenues in future periods. As a result of this customer concentration, the Company's business, financial condition and results of operations could be materially adversely affected by the failure of anticipated orders to materialize and by deferrals or cancellations of orders as a result of changes in customer requirements or new product announcements or introductions.

  The Company believes that its backlog at any particular time is not meaningful as an indicator of its future level of sales for any particular period. Because of the software-based nature of the Company's products and its use of standard components, substantially all of the backlog at the end of a quarter can be manufactured by the Company and is intended to be shipped by the end of the following quarter. However, because of the requirements of particular customers, the seasonality of the business and, in respect to certain sales, the acceptance criteria necessary for revenue recognition, such backlog may not be shipped or, if shipped, the related revenues may not be recognized in such quarter. Therefore, there is no direct correlation between the backlog at the end of any quarter and the Company's total sales for the following quarter or other periods.


SELLING AND MARKETING

  The Company sells and markets its products in the United States primarily through a direct field sales organization and internationally primarily through independent agents and distributors, complemented by a coordinated marketing effort of the Company's marketing group. Direct sales activities in the United States are conducted from the Company's Massachusetts headquarters and five field offices. In October 1996, the Company entered into an exclusive sales and marketing representative agreement with a private Italian company which covers continental Europe. The Company also markets certain of its products, namely the Video Server 100 and MediaCluster, to systems integrators and VARs. As of December 31, 1996, the Company's selling and marketing organization consisted of 13 people.

  In light of the complexity of the Company's digital video products, the Company primarily employs a consultative direct sales process. Working closely with customers to understand and define their needs enables the Company to obtain better information regarding market requirements, enhance its expertise in its customers' industries, and more effectively and precisely convey to customers how the Company's solutions address the customer's specific needs. In addition to the direct sales process, customer references and visits by potential customers to sites where the Company's products are in place are often critical in the sales process.

  The Company uses several marketing programs focused on the Company's targeted markets to support the sale and distribution of its products. The Company uses exhibitions at a limited number of prominent industry trade shows and conferences and presentations at technology seminars to promote awareness of the Company and its products. The Company also publishes technical articles in trade and technical journals and product promotional literature.


RESEARCH AND PRODUCT DEVELOPMENT

  Management believes that the Company's success will depend to a substantial degree upon its ability to develop and introduce in a timely fashion new products and enhancements to its existing products that meet changing customer requirements in the Company's current and new markets. The Company has in the past made, and intends to continue to make, substantial investments in product and technological development. Through its direct sales process the Company monitors changing customer needs, changes in the marketplace and emerging industry standards, and is therefore better able to focus its research and development efforts to address such evolving industry requirements.

  The Company's research and development expenditures totaled approximately $885,000, $2.4 million and $5.4 million for the years ended December 31, 1994, 1995 and 1996, respectively. At December 31, 1996, 55 employees were engaged in research and product development. The Company believes that the experience of its product development personnel is an important factor in the Company's success. The Company performs its research and product development activities at its headquarters and in offices in Greenville, New Hampshire, Atlanta, Georgia, and Englewood, Colorado. The Company has historically expensed its direct research and development costs as incurred.

  The Company has a variety of new products being developed and tested, including long-form video products for cable television operators and telecommunications companies, digital play-to-air systems for television broadcasters and the next version of its MediaCluster software. There can be no assurance that the Company will be able to successfully develop and market such products, or to identify, develop, manufacture, market or support other new products or enhancements to its existing products successfully or on a timely basis, that new Company products will gain market acceptance, or that the Company will be able to respond effectively to product announcements by competitors or technological changes.


MANUFACTURING

  The Company's manufacturing operations are located at facilities in Maynard, Massachusetts and in Greenville, New Hampshire. The manufacturing operations in Massachusetts consist primarily of component and subassembly procurement, system integration and final assembly, testing and quality control of the complete systems. The

Company's operations in New Hampshire consist primarily of component and subassembly procurement, video server integration and final assembly, testing and quality control of the video servers. The Company relies on independent contractors to manufacture components and subassemblies to the Company's specifications. Each of the Company's products undergoes testing and quality inspection at the final assembly stage.

  The Company attempts to use standard parts and components available from multiple vendors. Certain components used in the Company's products, however, are currently purchased from a single source, including a computer chassis manufactured by Trimm Technologic Inc., a disk controller manufactured by Mylex Corporation, an MPEG-2 decoder card manufactured by Vela Research, Inc., disk drives manufactured by Seagate Technology, Inc. and an MPEG-2 encoder manufactured by Optivision, Inc. While the Company believes that there are alternative suppliers available for the foregoing components, the Company believes that the procurement of such components from alternative suppliers would take anywhere from 45-120 days. There can be no assurance that such alternative components would be functionally equivalent or would be available on a timely basis or on similar terms. The Company purchases several other components from a single supplier, although the Company believes that alternative suppliers for such components are readily available on a timely basis. The Company generally purchases sole source or other components pursuant to purchase orders placed from time to time in the ordinary course of business and has no written agreements or guaranteed supply arrangements with its sole source suppliers. The Company has experienced quality control problems and supply shortages for sole source components in the past and there can be no assurance that the Company will not experience significant quality control problems or supply shortages for these components in the future. The Company has begun to increase its inventory of these components. However, any interruption in the supply of such single source components could have a material adverse effect on the Company's business, financial condition and results of operations. Because of the Company's reliance on these vendors, the Company may also be subject to increases in component costs which could adversely affect the Company's business, financial condition and results of operations.


COMPETITION

  The markets in which the Company competes are characterized by intense competition, with a large number of suppliers providing different types of products to different segments of the markets. The Company currently competes principally on the basis of: (i) the breadth of its products' features and benefits, including the ability to precisely target viewers in specific geographic or demographic groups, and the flexibility, scalability, professional quality, ease of use, reliability and cost effectiveness of its products; and
(ii) the Company's reputation and the depth of its expertise, customer service and support. While the Company believes that it currently competes favorably overall with respect to these factors and that its ability to provide software-based solutions to manage, store and distribute digital video differentiates the Company from its competitors, there can be no assurance that the Company will be able to continue to compete successfully with respect to such factors.

  In the digital advertisement insertion market, the Company generally competes with Channelmatic Inc., a subsidiary of Indenet, Inc., Sony Corporation, SkyConnect, Inc., Digital Equipment Corporation, and various suppliers of traditional analog tape-based systems. In the market for long-form video products, the Company competes against various computer companies offering video server platforms such as Hewlett-Packard Company, Digital Equipment Corporation, and Silicon Graphics, Inc., and more traditional movie application providers like The Ascent Entertainment Group, Panasonic Company, and Lodgenet Entertainment. In addition, the SeaChange Traffic and Billing Software competes against certain products of Columbine Cable Systems, Inc., Cable Computerized Management Systems, Inc., a subsidiary of Indenet Inc., CAM Systems, Inc., a subsidiary of Starnet Inc., LAN International USA, Inc., Visiontel, Inc. and various suppliers of sales, scheduling and billing software products. When the Company introduces a product for the television broadcast market, the Company expects to compete against Tektronix, Inc., BTS Inc., a division of Robert Bosch GMBH, Hewlett-Packard Company, Sony Corporation, Silicon Graphics, Inc., Sun Microsystems, Inc. and ASC Incorporated. The Company expects the competition in each of these markets to intensify.

  Many of the Company's current and prospective competitors have significantly greater financial, technical, manufacturing, sales, marketing and other resources than the Company. As a result, these competitors may be able to devote greater resources to the development, promotion, sale and support of their products than the Company. Moreover, these companies may introduce additional products that are competitive with those of the Company or enter into strategic relationships to offer complete solutions, and there can be no assurance that the Company's products would compete effectively with such products.

  Although the Company believes that it has certain technological and other advantages over its competitors, maintaining such advantages will require continued investment by the Company in research and development, selling and marketing and customer service and support. In addition, as the Company enters new markets, distribution channels, technical requirements and levels and bases of competition may be different than those in the Company's current markets. There can be no assurance that the Company will be able to compete successfully against either current or potential competitors in the future.


PROPRIETARY RIGHTS

  The Company's success and its ability to compete is dependent, in part, upon its proprietary rights. Although the Company has filed one U.S. and one foreign patent application for its MediaCluster technology, it does not hold any issued patents and currently relies on a combination of contractual rights, trademark laws, trade secrets and copyright laws to establish and protect its proprietary rights in its products. There can be no assurance that a patent will be issued with respect to the pending application or that, if issued, the validity of such patent would be upheld. Nor can there be any assurance that the steps taken by the Company to protect its intellectual property will be adequate to prevent misappropriation of its technology or that the Company's competitors will not independently develop technologies that are substantially equivalent or superior to the Company's technology. In addition, the laws of some foreign countries in which the Company's products are or may be distributed do not protect the Company's proprietary rights to the same extent as do the laws of the United States.

  The Company is also subject to the risk of adverse claims and litigation alleging infringement of intellectual property rights of others. The Company attempts to ensure that its products do not infringe any existing proprietary rights of others. The Company received a letter in January 1996 stating that the Company's video insertion system may be utilizing technology patented by a third party. The Company did not respond to such letter and has received no further communication from the holder of these patents. The Company does not believe that its products infringe such patents. There can be no assurance that the holder of these patents or other third parties will not assert infringement claims against the Company in the future based on patents, copyrights, trademarks or trade secrets, or that any such claims will not be successful. The Company could incur substantial costs in defending itself and its customers against any such claims, regardless of the merits of such claims. Parties making such claims may be able to obtain injunctive or other equitable relief which could effectively block the Company's ability to sell its products in the United States and abroad, and could result in significant litigation costs and expenses or an award of substantial damages. In the event of a successful claim of infringement, the Company and its customers may be required to obtain one or more licenses from third parties or to develop alternative technologies. There can be no assurance that the Company or its customers could obtain necessary licenses from third parties at a reasonable cost or at all, or would be able to develop alternative technologies. The defense of any lawsuit could result in time consuming and expensive litigation, damages, license fees, royalty payments and restrictions on the Company's ability to sell its products, any of which could have a material adverse effect on the Company's business, financial condition and results of operations.

  The SeaChange Traffic and Billing Software is based on software the Company licensed from Summit Software Systems, Inc. of Boulder, Colorado in May 1996. The Company has been granted a perpetual, nonexclusive license to such software in return for the payment of an up-front license fee and royalties for sales occurring prior to June 1998.

EMPLOYEES

  As of December 31, 1996, the Company employed 143 persons, including 55 in research and development, 46 in customer service and support, 13 in selling and marketing, 15 in manufacturing and 14 in finance and administration. None of the Company's employees is represented by a collective bargaining arrangement, and the Company believes that its relations with its employees are good.


                              CERTAIN RISK FACTORS


  Limited Operating History and Operating Results.   The Company was founded in
July 1993 and commenced shipment of its initial products in the third quarter of 1994. Accordingly, the Company has only a limited operating history upon which an evaluation of the Company and its prospects can be based. The Company's prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of development, particularly companies in new and rapidly evolving markets. To address these risks, the Company must, among other things, respond to competitive developments, continue to attract, retain and motivate qualified persons, and continue to upgrade its technologies and commercialize products and services incorporating such technologies. There can be no assurance that the Company will be successful in addressing such risks. Increases in operating expenses are expected to continue and may result in a decrease in operating income.

  Fluctuations in Quarterly Operating Results.   The Company's quarterly
operating results have in the past varied and in the future will be affected by factors such as: (i) the timing and recognition of revenue from significant orders, (ii) the seasonality of the placement of customer orders, (iii) the success of the Company's products, (iv) increased competition, (v) changes in the Company's pricing policies or those of its competitors, (vi) the financial stability of major customers, (vii) new product introductions or enhancements by competitors, (viii) delays in the introduction of products or product enhancements by the Company, (ix) customer order deferrals in anticipation of upgrades and new products, (x) the ability to access a sufficient supply of sole source and third party components, (xi) the quality and market acceptance of new products, (xii) the timing and nature of selling and marketing expenses (such as trade shows and other promotions), (xiii) personnel changes, and (xiv) economic conditions affecting the Company's customers. Any significant cancellation or deferral of purchases of the Company's products could have a material adverse effect on the Company's business, financial condition and results of operations in any particular quarter, and to the extent significant sales occur earlier than expected, operating results for subsequent quarters may be adversely affected. The Company's expense levels are based, in part, on its expectations as to future revenues, and the Company may be unable to adjust spending in a timely manner to compensate for any revenue shortfall. If revenues are below expectations, operating results are likely to be adversely affected and net income may be disproportionately affected because a significant portion of the Company's expenses do not vary with revenues.

  Because of these factors, the Company believes that period-to-period comparisons of its results of operations are not necessarily meaningful and should not be relied upon as indications of future performance. Due to all of the foregoing factors, in some future quarter the Company's operating results may be below the expectations of public market analysts and investors.

  Seasonality.   The Company's business has been seasonal with more orders being placed and greater revenues being recognized in the first and second quarters than in the third and fourth quarters. The Company believes that the concentration of order placements in specific quarterly periods is due to customers' buying patterns and budgeting cycles in the cable television industry. The Company anticipates that these patterns will continue in the future. As a result, the Company's results of operations have in the past and likely will in the future vary seasonally in accordance with such purchasing activity. Due to the relatively fixed nature of certain of the Company's costs throughout each quarterly period, including personnel and facilities costs, the decline of revenues in any quarter typically results in lower profitability in that quarter.

  Management of Growth.   The Company has experienced growth in revenues and
expansion of its operations which have placed significant demands on the Company's management, administrative and operational resources. The Company believes that further improvements in management and operational controls are needed, and would continue to be needed to manage any future growth. Continued growth will also require the Company to hire more technical, selling and marketing, support and administrative personnel, expand manufacturing and customer service capabilities, and update or expand management information systems. There can be no assurance that the Company will be able to attract and retain the necessary personnel to accomplish its growth strategies or that it will not experience constraints that will adversely affect its ability to satisfy customer demand in a timely fashion or to satisfactorily support its customers and operations. Also, the Company may in the future acquire complementary service or product lines, technologies or businesses, although the Company has no present understandings, commitments or agreements with respect to any significant acquisitions. If the Company's management is unable to manage growth effectively or integrate any acquisition into the Company's operations successfully, the Company's business, financial condition and results of operations could be materially and adversely affected.

  Product Concentration.   Sales of the SeaChange SPOT System have accounted for
substantially all of the Company's revenues to date, and this product and related enhancements are expected to continue to account for a majority of the Company's revenues at least through 1997. The Company's success depends in part on continued sales of the SeaChange SPOT System. A decline in demand or average selling prices for the SeaChange SPOT System product line, whether as a result of new product introductions by others, price competition, technological change, inability to enhance the products in a timely fashion, or otherwise, would have a material adverse effect on the Company's business, financial condition and results of operations.

  Highly Competitive Market.   The market for digital video products is highly
competitive. The Company currently competes against suppliers of both analog tape-based and digital systems in the advertisement insertion market and against both computer companies offering video server platforms and more traditional movie application providers in the movie system market. When the Company introduces products in the television broadcast market, the Company expects to compete in that market against various computer companies offering video server platforms and television equipment manufacturers. Due to the rapidly evolving markets in which the Company competes, additional competitors with significant market presence and financial resources, including computer hardware and software companies and television equipment manufacturers, may enter those markets, thereby further intensifying competition. Increased competition could result in price reductions and loss of market share which would adversely affect the Company's business, financial condition and results of operations. Many of the Company's current and potential competitors have greater financial, selling and marketing, technical and other resources than the Company. Moreover, the Company's competitors may also foresee the course of market developments more accurately than the Company. Although the Company believes it has certain technological and other advantages over its competitors, realizing and maintaining such advantages will require a continued high level of investment by the Company in research and product development, marketing and customer service and support. There can be no assurance that the Company will have sufficient resources to continue to make such investments or that the Company will be able to make the technological advances necessary to compete successfully with its existing competitors or with new competitors.

  Dependence on Emerging Digital Video Market.   Cable television operators and
television broadcasters have historically relied on traditional analog technology for video management, storage and distribution. Digital video technology is still a relatively new technology and requires a significant initial investment of capital. The Company's future growth will depend both on the rate at which television operators convert to digital video systems and the rate at which digital video technology expands to additional market segments. There can be no assurance that the use of digital video technology will expand among television operators or into additional markets. Any failure by the market to accept digital video technology will have a material adverse affect on the Company's business, financial condition and results of operations.

  Risks Associated with Expansion into New Markets.   To date the Company's
products have been purchased primarily by cable television operators and telecommunications companies. The Company's success depends in part on the penetration of new markets. In particular, the Company plans to introduce several products for use by television broadcasters. These broadcast products will be directed toward a market that the Company has not previously addressed. There can be no assurance that the Company will be successful in marketing and selling these new products to customers in the broadcast television market. Any inability of the Company to penetrate this new market would have a material adverse effect on the Company's business, financial condition and results of operations.

  Risk of New Product Introductions.   The Company's future success requires
that it develop and market additional products that achieve significant market acceptance and enhance its current products. The Company has recently introduced a new product which enables television operators to provide Video-On-Demand and scheduled playback services to hotels and apartments. The success of this product may depend in part on relationships with movie content providers. There can be no assurance that the Company will not experience difficulties that could delay or prevent the successful development, introduction and marketing of this and other new products and enhancements, or that its new products and enhancements will adequately meet the requirements of the marketplace and achieve market acceptance. Announcements of currently planned or other new product offerings may cause customers to defer purchasing existing Company products. Moreover, there can be no assurance that, despite testing by the Company, and by current and potential customers, errors or failures will not be found in the Company's products, or, if discovered, successfully corrected in a timely manner. Such errors or failures could cause delays in product introductions and shipments, or require design modifications that could adversely affect the Company's competitive position. The Company's inability to develop on a timely basis new products, enhancements to existing products or error corrections, or the failure of such new products or enhancements to achieve market acceptance could have a material adverse effect on the Company's business, financial condition and results of operations.

  Rapid Technological Change.   The markets for the Company's products are
characterized by rapidly changing technology, evolving industry standards and frequent new product introductions and enhancements. Future technological advances in the television and video industries may result in the availability of new products or services that could compete with the software-based solutions provided by the Company or reduce the cost of existing products or services, any of which could enable the Company's existing or potential customers to fulfill their video needs better and more cost efficiently than with the Company's products. The Company's future success will depend on its ability to enhance its existing digital video products, including the development of new applications for its technology and to develop and introduce new products to meet and adapt to changing customer requirements and emerging technologies. There can be no assurance that the Company will be successful in enhancing its digital video products or developing, manufacturing and marketing new products which satisfy customer needs or achieve market acceptance. In addition, there can be no assurance that services, products or technologies developed by others will not render the Company's products or technologies uncompetitive, unmarketable or obsolete, or that announcements of currently planned or other new product offerings by either the Company or its competitors will not cause customers to defer or fail to purchase existing Company solutions. The failure of the Company to respond to rapidly changing technologies related to digital video could have a material adverse effect on the Company's business, financial condition and results of operations.

  Significant Concentration of Customers.   The Company's customer base is
highly concentrated among a limited number of large customers, primarily due to the fact that the cable television and telecommunications industries in the United States are dominated by a limited number of large companies. A fairly limited number of customers account for a significant percentage of the Company's revenues in any year. In 1994, 1995 and 1996, revenues from the Company's five largest customers represented approximately 95%, 91% and 76%, respectively, of the Company's total revenues. In each of 1994, 1995 and 1996, four customers each accounted for more than 10% of the Company's revenues, one of which accounted for more than 10% of the Company's revenues in each such period. The Company generally does not have written continuing purchase agreements with its customers and does not have any written agreements that require customers to purchase fixed minimum quantities of the

Company's products. The Company's sales to specific customers tend to vary significantly from year to year depending upon such customers' budgets for capital expenditures and new product introductions. In addition, the Company derives a substantial portion of its revenues from products that have a selling price in excess of $200,000. The Company believes that revenue derived from current and future large customers will continue to represent a significant proportion of its total revenues. The loss of, or reduced demand for products or related services from, any of the Company's major customers could have a material adverse effect on the Company's business, financial condition and results of operations.

  Dependence on Sole Source Suppliers and Third Party Manufacturers.   Certain
key components of the Company's products are currently purchased from a sole supplier, including a computer chassis manufactured by Trimm Technologic Inc., a disk controller manufactured by Mylex Corporation, an MPEG-2 decoder card manufactured by Vela Research, Inc. and an MPEG-2 encoder manufactured by Optivision, Inc. The Company does not have material written supply agreements with these or any of its suppliers. The Company has in the past experienced quality control problems, where products did not meet specifications or were damaged in shipping, and delays in the receipt of such components. These problems were generally of short duration and did not have a material adverse effect on the Company. However, the Company may in the future experience similar types of problems which could be more severe or more prolonged. The inability to obtain sufficient key components as required, or to develop alternative sources if and as required in the future, could result in delays or reductions in product shipments which, in turn, could have a material adverse effect on the Company's business, financial condition and results of operations. Moreover, the Company relies on a limited number of third parties who manufacture certain components used in the Company's products. While to date there has been suitable third party manufacturing capacity readily available at acceptable quality levels, there can be no assurance that such manufacturers will be able to meet the Company's future volume or quality requirements or that such services will continue to be available to the Company at favorable prices. Any financial, operational, production or quality assurance difficulties experienced by such third party manufacturers that result in a reduction or interruption in supply to the Company could have a material adverse effect on the Company's business, financial condition and results of operations.

  Regulation of Telecommunications and Television Industries.   The
telecommunications and television industries are subject to extensive regulation in the United States and other countries. The Company's business is dependent upon the continued growth of such industries in the United States and internationally. Although recent legislation has lowered the legal barriers to entry for telecommunications companies into the United States multichannel television market, there can be no assurance that such telecommunications companies will successfully enter this or related markets. Moreover, the growth of the Company's business internationally is dependent in part on similar deregulation of the telecommunications industry abroad and there can be no assurance that such deregulation will occur. Television operators are also subject to extensive government regulation by the Federal Communications Commission (''FCC'') and other federal and state regulatory agencies. These regulations could have the effect of limiting capital expenditures by television operators and thus could have a material adverse effect on the Company's business, financial condition and results of operations. The enactment by federal, state or international governments of new laws or regulations, changes in the interpretation of existing regulations or a reversal of the trend toward deregulation in these industries could adversely affect the Company's customers, and thereby materially adversely affect the Company's business, financial condition and results of operations.

  Lengthy Sales Cycle.   Digital video products are relatively complex and their
purchase generally involves a significant commitment of capital, with attendant delays frequently associated with large capital expenditures and implementation procedures within an organization. Moreover, the purchase of such products typically requires coordination and agreement among a potential customer's corporate headquarters and its regional and local operations. For these and other reasons, the sales cycle associated with the purchase of the Company's digital video products is typically lengthy and subject to a number of significant risks, including customers' budgetary constraints and internal acceptance reviews, over which the Company has little or no control. Based upon all of the foregoing, the Company believes that the Company's quarterly revenues, expenses and operating results are likely to vary significantly in the future, that period-to-period comparisons of its results of operations are not necessarily meaningful and that, in any event, such comparisons should not be relied upon as indications of future performance.

  Dependence on Key Personnel and Hiring of Additional Personnel.   The
Company's success depends to a significant degree upon the continued contributions of its key management, engineering, selling and marketing and manufacturing personnel, many of whom would be difficult to replace. The Company does not have employment contracts with its key personnel. The Company believes its future success will also depend in large part upon its ability to attract and retain highly skilled managerial, engineering, selling and marketing, finance and manufacturing personnel. Competition for such personnel is intense, and there can be no assurance that the Company will be successful in attracting and retaining such personnel. The loss of the services of any of the key personnel, the inability to attract or retain qualified personnel in the future or delays in hiring required personnel, particularly software engineers and sales personnel, could have a material adverse effect on the Company's business, financial condition and results of operations.

  Dependence on Proprietary Rights.   The Company's success and its ability to
compete is dependent, in part, upon its proprietary rights. The Company relies primarily on a combination of patent, copyright, trademark and trade secret laws, as well as confidentiality procedures and contractual provisions to protect its proprietary rights. There can be no assurance that such measures will be adequate to protect the Company's proprietary rights. The Company attempts to ensure that its products and technology do not infringe the proprietary rights of third parties. The Company received a letter in January 1996 stating that the Company's video insertion system may be utilizing technology patented by a third party. The Company did not respond to such letter and has received no further communication from the holder of these patents. The Company does not believe that its products infringe the patents mentioned in such letter. However, there can be no assurance that the holder of these patents or other third parties will not assert infringement claims against the Company in the future or that any such claim will not be successful.

  Risks Associated with International Sales.   Prior to 1996, the Company
derived no significant revenues from international operations. International sales accounted for approximately 5% of the Company's revenues in 1996, and the Company expects that international sales will account for a significant portion of the Company's business in the future. However, there can be no assurance that the Company will be able to maintain or increase international sales of its products. International sales are subject to a variety of risks, including difficulties in establishing and managing international distribution channels, in servicing and supporting overseas products and in translating products into foreign languages. International operations are subject to difficulties in collecting accounts receivable, staffing and managing personnel and enforcing intellectual property rights. Other factors that can also adversely affect international operations include fluctuations in the value of foreign currencies and currency exchange rates, changes in import/export duties and quotas, introduction of tariff or non-tariff barriers and economic or political changes in international markets.

  Concentration of Ownership.   The Company's officers, directors and their
affiliated entities, and other holders of 5% or more of the Company's outstanding capital stock, together beneficially owned approximately 68% of the outstanding shares of Common Stock of the Company as of March 20, 1997. As a result, such persons will have the ability to elect the Company's directors and to determine the outcome of corporate actions requiring stockholder approval, irrespective of how other stockholders of the Company may vote. This concentration of ownership may have the effect of delaying or preventing a change in control of the Company which may be favored by a majority of the remaining stockholders, or cause a change of control not favored by the Company's other stockholders.

ITEM 2.  PROPERTIES

  The Company's corporate headquarters, which is also its principal administrative, selling and marketing, customer service and support and product development facility, is located in Maynard, Massachusetts and consists of approximately 27,000 square feet under a lease which expires on March 31, 1998, with an annual base rent of $107,000 for 1996 and 1997. The Company leased an additional 10,000 square feet in the same building beginning in January 1997 which expires on March 31, 1998, with an annual base rent of $52,000. The Company moved its Massachusetts manufacturing facility to such space in February 1997. The Company leases a facility of approximately 9,000 square feet in Greenville, New Hampshire that is used for the development and final assembly of its video servers. The Company also leases small research and development and sales and support offices in Atlanta, Georgia, Englewood, Colorado, Burlingame, California and St. Louis, Missouri. The Company believes its existing and planned facilities are adequate for its current needs and that suitable additional or substitute space will be available as needed.

ITEM 3.  LEGAL PROCEEDINGS

  From time to time, the Company is involved in litigation relating to claims arising out of its operations in the normal course of business. The Company believes that it is not currently involved in any legal proceedings the resolution of which, individually or in the aggregate, would have a material adverse effect on the Company's business, financial condition or results of operation.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF  SECURITIES HOLDERS

  No matters were submitted during the fourth quarter of the fiscal year ended December 31, 1996 to a vote of security holders of the Company through the solicitation of proxies or otherwise.


PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

  The Company's Common Stock is traded on the Nasdaq National Market under the symbol "SEAC." Public trading of the Common Stock commenced on November 5, 1996. Prior to such date, there was no public market for the Common Stock. The following table sets forth the high and low closing sale prices for the Common Stock for the periods indicated, as reported on the Nasdaq National Market.

                                               High          Low
                                               ----          ---
Year ended December 31, 1996
  Fourth Quarter (from November 5, 1996)       $39.50       $17.38

  On March 20, 1997, the last reported sale price of the Common Stock on the Nasdaq National Market was $15.50. As of March 20, 1997, there were approximately 136 stockholders of record of the Company's Common Stock, as shown in the records of the Company's transfer agent. The Company believes that most of its stock (other than shares held by its officers and directors) is held in street names through one or more nominees. The Company has not paid any cash dividends on its capital stock since its inception, and does not expect to pay cash dividends on its Common Stock in the foreseeable future. The Company currently intends to retain all of its future earnings for use in the operation and expansion of the business.

ITEM 6.  SELECTED FINANCIAL DATA

  The following selected consolidated financial data should be read in conjunction with the Company's consolidated financial statements and related notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in Item 7. The consolidated statement of income data for the period from July 9, 1993 (inception) through December 31, 1993 and each of the three years ended December 31, 1994, 1995 and 1996 and the consolidated balance sheet data at December 31, 1993, 1994, 1995 and 1996 are detailed below.


                                                           PERIOD FROM
                                                           JULY 9, 1993
                                                            (INCEPTION               YEAR ENDED
                                                            THROUGH                  DECEMBER 31,
                                                            DECEMBER 31,             ------------
                                                               1993          1994        1995       1996
                                                              -------      -------      -------     -------
                                                                  (IN THOUSANDS, EXCEPT PER SHARE DATA)
CONSOLIDATED STATEMENT OF INCOME DATA:
  Revenues:
    Systems..........................................         $    --       $ 5,037    $21,999      $45,745
    Services.........................................              --           116      1,203        3,521
    Other............................................             213           537         --           --
                                                               ------       -------    -------      -------
                                                                  213         5,690     23,202       49,266
                                                               ------       -------    -------      -------
  Costs of revenues:
    Systems..........................................              --         3,406     14,917       27,133
    Services.........................................              --           176      1,641        4,030
    Other............................................             112           304       --           --
                                                              -------       -------    -------      -------
                                                                  112         3,886     16,558       31,163
                                                              -------       -------    -------      -------
  Gross profit.......................................             101         1,804      6,644       18,103
                                                              -------       -------    -------      -------
  Operating expenses:
    Research and development.........................              43           885      2,367        5,394
    Selling and marketing............................              16           443      1,609        4,254
    General and administrative.......................              59           273        858        2,064
                                                              -------       -------    -------      -------
                                                                  118         1,601      4,834       11,712
                                                              -------       -------    -------      -------
  Income (loss) from operations......................             (17)          203      1,810        6,391
  Interest income (expense), net.....................              (1)            7        114          354
                                                              -------       -------    -------      -------
  Income (loss) before income taxes..................             (18)          210      1,924        6,745
  Provision for income taxes.........................              --            55        713        2,483
                                                              -------       -------    -------      -------
  Net income (loss)..................................         $   (18)      $   155    $ 1,211      $ 4,262
                                                              =======       =======    =======      =======
  Net income (loss) per share (1)....................         $  (.01)      $   .02    $   .10      $   .36
                                                              =======       =======    =======      =======
  Weighted average common shares and
   equivalent common shares outstanding (1)..........           2,700         9,399     11,575       11,900
                                                              =======       =======    =======      =======



                                                                             DECEMBER 31,
                                                               ---------------------------------------------
                                                                1993           1994      1995         1996
                                                               ------         ------    -------      -------
                                                                                (IN THOUSANDS)
CONSOLIDATED BALANCE SHEET DATA:

 Working capital....................................          $   90         $  154    $ 3,493       $26,593
 Total assets.......................................             228          3,494     13,595        46,035
 Long-term liabilities..............................             125             --         --            --
 Deferred revenue...................................              72            152        767         2,192
 Total liabilities..................................             246          2,977      8,644        14,205
 Redeemable convertible preferred stock.............              --             --      4,008            --
 Total stockholders' equity (deficit)...............             (18)           517        943        31,830


(1) For an explanation of the determination of the number of shares used in computing net income (loss) per share see Notes to Consolidated Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

  The following discussion and analysis should be read in conjunction with the Company's Consolidated Financial Statements and the related Notes included elsewhere in this Annual Report on Form 10-K. The following discussion contains certain trend analysis and other statements of a forward-looking nature relating to future events or the future financial performance of the Company. Readers are cautioned that such statements are only predictions and that actual results or events may differ materially. In evaluating such statements, readers should specifically consider the risk factors set forth in this Annual Report on Form 10-K, particularly the matters set forth under the caption ''Certain Risk Factors,'' in Item 1 "Business", which could cause actual results to differ materially from those indicated by such forward-looking statements.

OVERVIEW

  The Company shipped its first digital video insertion product, the SeaChange SPOT System, in the third quarter of 1994. Through December 31, 1996, substantially all of the Company's revenues were derived from the sale of SeaChange SPOT Systems and related services to cable television operators and telecommunications companies in the United States. Revenues from the sale of systems is recognized upon shipment provided that there are no uncertainties regarding customer acceptance and collection of the related receivable is probable. If uncertainties exist, such as performance criteria beyond the Company's standard terms and conditions, revenue is recognized upon customer acceptance. Installation and training revenue is deferred and recognized as these services are performed. Revenue from technical support and maintenance contracts is deferred and recognized ratably over the period of the related agreements, generally twelve months. Customers are billed for installation, training and maintenance at the time of the product sale and to date, the Company typically receives at least 50% of the total product and services sales price at the time of the placement of the purchase order.

  The Company's business has been seasonal with more customer orders being placed and greater revenues being generated in the first and second quarters than in the third and fourth quarters. The Company believes that this pattern of order placements in specific quarterly periods is due to customers' buying patterns and budgeting cycles in the cable television industry. Many television operators want new video insertion systems to be operational in the second half of the year in order to be able to respond to higher seasonal advertising demand from their customers in these periods. The Company expects that these patterns will continue and that, at least in the near future, the Company's revenues and results of operations will reflect these seasonal variations.

  The Company first achieved profitability in the fourth quarter of 1994. The Company's profitability is significantly influenced by a number of factors, including the Company's pricing, the costs of materials used in the Company's products and the expansion of the Company's operations. The Company prices its products and services based on its costs as well as the prices of competitive products and services in the marketplace. Although the Company historically has not offered discounts or promotional prices for its products and services, in the third quarter of 1995, the Company decreased the selling price of its first generation digital video insertion system in anticipation of the introduction of the second generation system in January 1996. The price decrease had a negative effect on the Company's gross margin in the last six months of 1995 and the first six months of 1996. The costs of the Company's products primarily consist of the costs of components and subassemblies. The costs of such materials have generally declined over time. As a result of the expansion of the Company's operations, operating expenses of the Company have increased in the areas of research and development, selling and marketing, and customer service and support and related infrastructure. The Company anticipates the addition of personnel and related infrastructure as it seeks to increase revenue, develop new products, enter new markets and expand internationally.

RESULTS OF OPERATIONS

  The following table sets forth for the periods indicated the percentage of total revenues represented by certain items reflected in the Company's Consolidated Statement of Income. Gross profit shown for systems and services revenues at the bottom of the table is stated as a percentage of related revenues.


                                                YEAR ENDED
                                               DECEMBER 31,
                                          ----------------------
                                           1994    1995    1996
                                          ------  ------  ------
Revenues:
   Systems............................     88.5%   94.8%   92.9%
   Services...........................      2.0     5.2     7.1
   Other..............................      9.5      --      --
                                          -----   -----   -----
                                          100.0   100.0   100.0
                                          -----   -----   -----
Cost of revenues:
   Systems............................     59.9    64.3    55.1
   Services...........................      3.1     7.1     8.2
   Other..............................      5.3      --      --
                                          -----   -----   -----
                                           68.3    71.4    63.3
                                          -----   -----   -----
Gross profit                               31.7    28.6    36.7
                                          -----   -----   -----
Operating expenses:
   Research and development...........     15.5    10.2    10.9
   Selling and marketing..............      7.8     6.9     8.6
   General and administrative.........      4.8     3.7     4.2
                                          -----   -----   -----
                                           28.1    20.8    23.7
                                          -----   -----   -----
Income from operations................      3.6     7.8    13.0
Interest, net                                .1      .5      .7
                                          -----   -----   -----
Income before income taxes............      3.7     8.3    13.7
Provision for income taxes............      1.0     3.1     5.0
                                          -----   -----   -----
Net income............................      2.7%    5.2%    8.7%
                                          =====   =====   =====
Gross profit:
   Systems............................     32.4%   32.2%   40.7%
   Services...........................    (52.0)  (36.4)  (14.5)

YEARS ENDED DECEMBER 31, 1994, 1995 AND 1996

REVENUES

     Systems. The Company's systems revenues consist of sales of its digital video insertion products. The Company sold its first digital insertion system in the third quarter of 1994. Systems revenues increased 337% from $5.0 million in 1994 to $22.0 million in 1995, and increased 108% to $45.7 million in 1996. The increases in systems revenues resulted from the increase in the number of the Company's digital video insertion systems sold to television operators primarily in the United States, partially offset in 1995 and the first six months of 1996 by a price reduction on first generation systems. The increased systems revenues in 1996 reflect the Company's introduction, in January 1996, of the second generation of its digital video insertion system which significantly improved the scalability and performance of the Company's products, and the subsequent increase in the number of systems sold.

     For the years ended December 31, 1994, 1995 and 1996, certain customers accounted for more than 10% of the Company's total revenues. Individual customers accounted for 50%, 18%, 11% and 10% of total revenues in 1994, 29%, 29%,16% and 12% of total revenues in 1995 and 29%, 17%, 13% and 12% of total revenues in 1996. The Company believes that revenues from current and future large customers will continue to represent a significant proportion of total revenues.

     International sales accounted for approximately 5% of total revenues in the year ended December 31, 1996, and the Company expects that international sales will account for a significant portion of the Company's business in the future. Prior to 1996, the Company derived no significant revenues from international operations. As of December 31, 1996, all sales of the Company's products have been made in United States dollars and the Company expects this pattern to continue in the foreseeable future. Therefore, the Company has not experienced, nor does it expect to experience in the near term, any impact from fluctuations in foreign currency exchange rates on its results of operations or liquidity.
If this practice changes in the future, the Company will reevaluate its foreign currency exchange rate risk.

     Services. The Company's services revenues consist of fees for installation, training, product maintenance and technical support services. The Company's services revenues increased 936% from approximately $116,000 in 1994 to $1.2 million in 1995, and increased 193% to $3.5 million in 1996. These increases in services revenues primarily resulted from the increase in product sales and renewals of maintenance and support contracts related to the growing installed base of systems.

     GROSS PROFIT

     Systems. Costs of systems revenues consist primarily of the cost of purchased components and subassemblies, labor and overhead relating to the final assembly, testing and quality control of complete systems and related expenses. Costs of systems revenues increased 338% from $3.4 million in 1994 to $14.9 million in 1995, and increased 82% to $27.1 million in 1996. The increases in costs of systems revenues primarily reflect the overall growth in systems sales, partially offset by the change in product mix upon the introduction of the second generation video insertion product in January 1996 and the decreasing costs of various components.

     Systems gross profit as a percentage of systems revenues was 32.4%, 32.2% and 40.7% in 1994, 1995 and 1996, respectively. The increases in systems gross profit in 1996 resulted from design improvements in the second generation video insertion product, lower costs of certain purchased components and subassemblies and the Company achieving certain manufacturing efficiencies as a result of increased volume. The increase in 1996 was partially offset by an increase of approximately $694,000 in the Company's inventory valuation allowance in 1996. The Company evaluates inventory levels and expected usage on a periodic basis and provides a valuation allowance for estimated inactive, obsolete and surplus inventory.

     Services. Costs of services revenues consist primarily of labor, materials and overhead relating to the installation, training, product maintenance and technical support services provided by the Company. Costs of service revenues increased 830% from approximately $176,000 in 1994 to $1.6 million in 1995, and increased 146% to $4.0 million in 1996, primarily as a result of the costs associated with the Company building a service organization to support the installed base of systems. Cost of services exceeded services revenues by 52.0%, 36.4% and 14.5% in 1994, 1995 and 1996, respectively. Improvements in the services negative gross profit in 1996 resulted from providing product and maintenance support to the growing installed base of systems.

     RESEARCH AND DEVELOPMENT. Research and development expenses consist primarily of compensation of development personnel, depreciation of equipment, and an allocation of related facility expenses. Research and development expenses increased 168% from approximately $885,000 in 1994 to $2.4 million in 1995, and increased

128% to $5.4 million in 1996. The increases in the dollar amounts were primarily attributable to the hiring of additional development personnel. All internal software development costs have been expensed by the Company. The Company anticipates that it will continue to devote substantial resources to its research and development efforts and that research and development expenses will increase in dollar amount in 1997.

     SELLING AND MARKETING. Selling and marketing expenses consist primarily of compensation expenses, including sales commissions and travel expenses, depreciation of equipment and certain promotional expenses. Selling and marketing expense increased 263% from approximately $444,000 in 1994 to $1.6 million in 1995, and increased 164% to $4.3 million in 1996. The increases in the dollar amounts were attributable to the hiring of additional selling and marketing personnel, expanded promotional activities, and an increase in commissions relating to increased revenues. The Company expects that selling and marketing expenses will continue to increase in dollar amount as the Company hires additional personnel and expands selling and marketing activities in 1997.

     GENERAL AND ADMINISTRATIVE. General and administrative expenses consist primarily of compensation of executive, finance, human resource and administrative personnel, legal and accounting services and an allocation of related facility expenses. General and administrative expenses increased 214% from $273,000 in 1994 to approximately $858,000 in 1995, and increased 140% to $2.1 million in 1996. The increases in the dollar amounts were attributable to increased staffing to support the Company's growth and increased legal expenses. The Company believes that its general and administrative expenses will continue to increase as a result of an expansion of the Company's administrative staff to support its growing operations and as a result of expenses associated with being a public company.

     INTEREST INCOME. Interest income was $7,000 in 1994 and approximately $113,000 in 1995 compared to approximately $354,000 in 1996. The increase in interest income primarily resulted from interest earned on a higher invested balance primarily due to the net proceeds of $24.1 million from the initial public offering of the Company's Common Stock in November 1996.

     PROVISION FOR INCOME TAXES. The Company's effective tax rates were 37.1% and 36.8%, in 1995 and 1996, respectively. In 1994, full utilization of net operating loss carryforwards and the effects of the research and development tax credit resulted in an effective tax rate of 26.2%.

QUARTERLY RESULTS OF OPERATIONS

  The following table presents certain unaudited quarterly information for the eight quarters ended December 31, 1996. Gross profit shown for systems and services revenues at the bottom of the table is stated as a percentage of related revenues. This information is derived from unaudited financial statements and has been prepared on the same basis as the Company's audited financial statements which appear elsewhere in this Annual Report on Form 10-K. In the opinion of the Company's management, this data reflects all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the information when read in conjunction with the Company's Consolidated Financial Statements and Notes thereto. The results for any quarter are not necessarily indicative of future quarterly results of operations, and the Company believes that period-to-period comparisons should not be relied upon as an indication of future performance.

                                                                                QUARTER ENDED
                                          ------------------------------------------------------------------------------------------
                                          MARCH 31,   JUNE 30,   SEPT. 30,   DEC. 31,   MARCH 31,   JUNE 30,   SEPT. 30,   DEC. 31,
                                          ----------  ---------  ----------  ---------  ----------  ---------  ----------  ---------

                                             1995       1995        1995       1995        1996       1996        1996       1996
                                          ----------  ---------  ----------  ---------  ----------  ---------  ----------  ---------

                                                                               (IN THOUSANDS)
QUARTERLY FINANCIAL DATA (UNAUDITED):
Revenues:
 Systems........................... .        $4,544     $6,471      $5,340     $5,644     $ 9,684    $13,222     $11,738    $11,101
 Services.......................... .           262        300         281        360         545        903       1,188        885
                                             ------     ------      ------     ------     -------    -------     -------    -------
                                              4,806      6,771       5,621      6,004      10,229     14,125      12,926     11,986
                                             ------     ------      ------     ------     -------    -------     -------    -------
Costs of revenues:
 Systems........................... .         2,994      4,058       3,598      4,267       6,342      8,088       6,665      6,038
 Services.......................... .           213        336         480        612         729      1,087       1,055      1,159
                                             ------     ------      ------     ------     -------    -------     -------    -------
                                              3,207      4,394       4,078      4,879       7,071      9,175       7,720      7,197
                                             ------     ------      ------     ------     -------    -------     -------    -------
Gross profit....................... .         1,599      2,377       1,543      1,125       3,158      4,950       5,206      4,789
                                             ------     ------      ------     ------     -------    -------     -------    -------
Operating expenses:
 Research and development.......... .           484        563         626        694         992        994       1,256      2,151
 Selling and marketing............. .           295        486         356        472         755      1,155       1,125      1,219
 General and administrative........ .           208        193         234        223         294        568         648        554
                                             ------     ------      ------     ------     -------    -------     -------    -------
                                                987      1,242       1,216      1,389       2,041      2,717       3,029      3,924
                                             ------     ------      ------     ------     -------    -------     -------    -------
Income (loss) from operations...... .           612      1,135         327       (264)      1,117      2,233       2,177        865
Interest income (expense), net..... .            29         18          11         56          48         52          37        216
                                             ------     ------      ------     ------     -------    -------     -------    -------
Income (loss) before income taxes.. .           641      1,153         338       (208)      1,165      2,285       2,214      1,081
Provision (benefit) for income taxes.           237        428         125        (77)        446        882         788        367
                                             ------     ------      ------     ------     -------    -------     -------    -------
Net income (loss).................. .        $  404     $  725      $  213     $ (131)    $   719    $ 1,403     $ 1,426    $   714
                                             ======     ======      ======     ======     =======    =======     =======    =======

Gross profit:
 Systems........................... .          34.1%      37.3%       32.6%      24.4%       34.5%      38.8%       43.2%      45.6%

 Services.......................... .          18.8      (11.9)      (71.1)     (70.0)      (33.7)     (20.5)       11.2      (31.0)



  The Company has experienced significant variations in revenues, expenses and operating results from quarter to quarter and such variations are likely to continue. A significant portion of the Company's revenues have been generated from a limited number of customers and it is difficult to predict the timing of future orders and shipments to these and other customers. Customers can cancel or reschedule shipments, and development or production difficulties could delay shipments.

  The Company has also experienced significant variations in its quarterly gross margins. In the third quarter of 1995, the Company decreased the selling price of its first generation SeaChange SPOT digital video insertion system in anticipation of the introduction of the second generation system in January 1996. This price reduction had a negative impact on the Company's systems gross margins in the last two quarters of 1995 and the first quarter of 1996. Quarterly service gross margins have historically fluctuated significantly since installation and training service revenue is recognized upon completion, the timing of which may vary, while the related costs are incurred and recognized ratably.

     Operating expenses also vary with the number, timing and significance of new product and product enhancement introductions by the Company and its competitors, increased competition, changes in pricing policies by the Company or its competitors, the gain or loss of significant customers, the hiring of new personnel and general economic conditions. All of the above factors are difficult for the Company to forecast, and these or other factors may materially adversely effect the Company's business, financial condition and results of operations for one quarter or a series of quarters. Only a small portion of the Company's expenses vary with revenues in the short-term and there would likely be a material adverse effect on the operating results of the Company if revenues are lower than expectations.

     Based upon all of the foregoing, the Company believes that quarterly revenues and operating results are likely to vary significantly in the future and that period-to-period comparisons of its results of operations are not necessarily meaningful and should not be relied upon as indications of future performance.

LIQUIDITY AND CAPITAL RESOURCES

     From inception through November 1996, the Company funded its operations primarily through cash provided by operations and the private sale of equity securities. In November 1996, in connection with the initial public offering of the Company's Common Stock, the Company received net proceeds of $24.1 million.

     Cash and cash equivalents increased $17.2 million from $6.2 million at December 31, 1995 to $23.4 million at December 31, 1996. Working capital increased from approximately $3.5 million at December 31, 1995 to approximately $26.6 million at December 31, 1996.

     Net cash provided by operating activities was approximately $618,000 and $2.8 million for the years ended December 31, 1994 and 1995, respectively. Net cash used in operating activities was $1.9 million for the year ended December 31, 1996. The cash provided by operating activities in 1994 was primarily the result of an increase in customer deposits, which represent advance payments from customers. Cash flows related to customer deposits are dependent upon the timing, volume and size of customer orders. The increase in 1995 was primarily attributable to the increased profitability of the Company's operations, and increases in accounts payable and accrued expenses, partially offset by increases in accounts receivable, related to the increase in overall product revenues, and increased inventory procurement in anticipation of the introduction of the Company's second generation digital video insertion system in early 1996. Net cash used in operating activities in 1996 was primarily due to increased accounts receivable and inventories, partially offset by net income adjusted for noncash expenses including depreciation and amortization and increased current liabilities. Accounts receivable increased from $3.3 million at December 31, 1995 to $7.4 million at December 31, 1996, an increase of $4.1 million, or 123%. The increase in accounts receivable in 1996 is primarily attributable to the increased revenue levels. Total revenues recognized in the quarter ended December 31, 1995 were $6.0 million compared to $12.0 million in the quarter ended December 31, 1996, a 100% increase. Inventories increased from $2.4 million at December 31, 1995 to $9.2 million at December 31, 1996, an increase of $6.7 million, or 275%. The increase in inventories in 1996 is attributable to additional inventory to support the Company's current and anticipated revenue growth and to service the growing installed base of systems.

     Net cash used in investing activities was approximately $207,000, $659,000 and $3.2 million for the years ended December 31, 1994, 1995 and 1996, respectively. Investment activity consisted primarily of capital expenditures related to the acquisition of computer equipment, office furniture, and other capital equipment required to support the expansion and growth of the business. In addition, in June 1996 the Company paid $450,000 for a software license.

     Net cash provided by financing activities was approximately $251,000, $3.2 million and $22.3 million for the years ended December 31, 1994, 1995 and 1996, respectively. In 1994, the cash provided by financing activities included the private sale of equity securities. In 1995, the cash provided by financing activities included $4.0 million received in connection with the issuance of the Series B Convertible Redeemable Preferred Stock, partially offset by a $795,000 cash outlay related to loans to stockholders. In 1996 the cash provided by financing activities consisted primarily of net proceeds of $24.1 million from the initial public offering of the Company's Common Stock in November 1996 offset by the purchase of $2.0 million of treasury stock.

     The Company has a $6.0 million revolving line of credit and a $1.5 million equipment line of credit with a bank. The revolving line of credit expires in September 1997 and the equipment line expires in March 1997. The Company does not intend to renew the equipment line of credit. Borrowings under the lines of credit are secured by substantially all of the Company's assets. Loans made under the revolving line of credit will bear interest at a rate per annum equal to, at the Company's option, the bank's base rate or LIBOR, plus an applicable margin. Loans made under the equipment line of credit will bear interest at a rate per annum equal to the bank's base rate. The loan agreement relating to the lines of credit requires that the Company provide the bank with certain periodic financial reports and comply with certain financial ratios. As of December 31, 1996, the Company had not borrowed against either of these lines.

     The Company believes that its existing cash, together with available borrowings under the lines of credit, are sufficient to meet the Company's requirements through at least 1997.

     The Company had no material capital expenditure commitments as of December 31, 1996.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The Company's Financial Statements and Schedules, together with the auditors' reports thereon, appear at pages F-1 through F-12, and S-1 through S-2, respectively, of this Form 10-K.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.


PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information concerning the directors of the Registrant is hereby incorporated by reference from the information contained under the heading " Election of Directors" in the Registrant's definitive proxy statement related to the Registrant's 1997 Annual Meeting of Stockholders which will be filed with the Commission within 120 days after the close of the fiscal year (the "Definitive Proxy Statement").

     Certain information concerning directors and executive officers of the Registrant is hereby incorporated by reference to the information contained under the heading "Occupations of Directors and Executive Officers" in the Registrant's Definitive Proxy Statement.

ITEM 11.  EXECUTIVE COMPENSATION

     Information concerning executive compensation is hereby incorporated by reference to the information contained under the heading "Compensation and Other Information Concerning Directors and Officers" in the Definitive Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information concerning security ownership of certain beneficial owners and management is hereby incorporated by reference to the information contained under the heading "Securities Ownership of Certain Beneficial Owners and Management" in the Definitive Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information concerning certain relationships and related transactions is hereby incorporated by reference to the information contained under the heading "Certain Relationships and Related Transactions" in the Definitive Proxy Statement.

PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1) INDEX TO THE CONSOLIDATED FINANCIAL STATEMENTS

       The following Consolidated Financial Statements of the Registrant are filed as part of this report:

                                                                                                Page
                                                                                                ----
Report of Independent Accountants                                                                F-1
Consolidated Balance Sheet as of December 31, 1995 and 1996                                      F-2
Consolidated Statement of Income for the years ended December 31, 1994, 1995 and 1996            F-3
Consolidated Statement of Stockholders' Equity for the years ended December 31, 1994,
 1995 and 1996                                                                                   F-4
Consolidated Statement of Cash Flows for the years ended December 31, 1994, 1995 and 1996        F-5
Notes to Consolidated Financial Statements                                                       F-6

(a)(2) INDEX TO FINANCIAL STATEMENT SCHEDULES

  The following Financial Statement Schedule of the Registrant is filed as part of this report:

                                                                                                Page
                                                                                                ----
Schedule II - Valuation and Qualifying Accounts and Reserves                                     S-2

Schedules not listed above have been omitted because the information requested to be set forth therein is not applicable or is shown in the accompanying Consolidated Financial Statements or notes thereto.

(a)(3) INDEX TO EXHIBITS

     See attached Exhibit Index of this Annual Report on Form 10-K.

(b) REPORTS ON FORM 8-K
     No reports on Form 8-K were filed during the period.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, SeaChange International, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  MARCH 28, 1997
                                         SEACHANGE INTERNATIONAL, INC.

                                         by:     /s/ William C. Styslinger, III
                                             ----------------------------------
                                                  William C. Styslinger, III
                                             President, Chief Executive Officer,
                                             Chairman of the Board and Director.


                        POWER OF ATTORNEY AND SIGNATURES

     KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints William C. Styslinger, III and Joseph S. Tibbetts, Jr., jointly and severally, his attorney-in-fact, each with the power of substitution, for him in any and all capacities, to sign any amendments to this Report on Form 10-K and to file same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



         SIGNATURE                       TITLE(S)                         DATE
         ---------                       --------                         ----

/s/ William C. Styslinger, III   President, Chief Executive           March 28, 1997
------------------------------   Officer, Chairman of the Board       --------------
WILLIAM C. STYSLINGER, III       and Director (Principal
                                 Executive Officer)

/s/ Joseph S. Tibbetts, Jr.      Vice President, Finance and          March 28, 1997
---------------------------      Administration, Chief Financial      --------------
JOSEPH S. TIBBETTS, JR.          Officer and Treasurer
                                 (Principal Financial and
                                 Accounting Officer)

/s/ Martin R. Hoffmann           Director                             March 28, 1997
----------------------                                                --------------
MARTIN R. HOFFMANN

/s/ Edward J. McGrath            Director                             March 28, 1997
---------------------                                                 --------------
EDWARD J. MCGRATH

/s/ Paul Saunders                Director                             March 28, 1997
-----------------                                                     --------------
PAUL SAUNDERS

/s/ Carmine Vona                 Director                             March 28, 1997
----------------                                                      --------------
CARMINE VONA



---------------------------------
REPORT OF INDEPENDENT ACCOUNTANTS
---------------------------------

TO THE BOARD OF DIRECTORS AND STOCKHOLDERS OF SEACHANGE INTERNATIONAL, INC.


In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of income, of stockholders' equity and of cash flows present fairly, in all material respects, the financial position of SeaChange International, Inc. and its subsidiaries at December 31, 1995 and 1996 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



Price Waterhouse LLP
Boston, Massachusetts
January 22, 1997

--------------------------
CONSOLIDATED BALANCE SHEET
--------------------------------------------------------------------------------


                                                                December 31,
                                                             1995         1996
ASSETS
Current assets:
 Cash and cash equivalents                             $ 6,184,100   $23,394,200
 Accounts receivable, net of allowance for doubtful
  accounts of $40,000 at December 31, 1995 and
  $173,000 at December 31, 1996                          3,335,200     7,425,800
 Inventories                                             2,438,500     9,152,700
 Prepaid expenses                                           27,700       250,400
 Deferred income taxes                                     151,000       575,100
                                                       -------------------------
  Total current assets                                  12,136,500    40,798,200

Property and equipment, net                              1,433,100     4,704,700
Other assets                                                25,400       531,700
                                                       -------------------------
                                                       $13,595,000   $46,034,600
                                                       -------------------------
                                                       -------------------------

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK
 AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable                                      $ 3,139,700   $ 7,304,700
 Accrued expenses                                        1,935,500     1,809,700
 Customer deposits                                       2,082,200     2,898,700
 Deferred revenue                                          766,600     2,191,800
 Income taxes payable                                      720,000            --
                                                       -------------------------
  Total current liabilities                              8,644,000    14,204,900
                                                       -------------------------
Commitments (Note 9)

Series B redeemable convertible preferred stock,
$.01 par value; 1,000,000 shares of preferred stock
 authorized; 650,487 shares designated, issued and
 outstanding at December 31, 1995, at issuance
 price, net of issuance costs; none outstanding at
 December 31, 1996                                       4,008,100            --
                                                       -------------------------
STOCKHOLDERS' EQUITY
Series A convertible preferred stock, $.01 par value;
 1,000,000 shares of preferred stock authorized;
 30,000 shares designated, 11,808 shares issued at
 December 31, 1995, at issuance price; none
 outstanding at December 31, 1996                              100            --
Common stock, $.01 par value; 50,000,000 shares
 authorized; 9,625,740 shares and 12,859,234 shares
 issued at December 31, 1995 and 1996, respectively         96,300       128,600
Additional paid-in capital                                 373,600    26,167,400
Retained earnings                                        1,271,500     5,533,700
Treasury stock, 424,950 shares of common stock
 at December 31, 1995; none at December 31, 1996            (3,600)           --
Notes receivable from stockholders                        (795,000)           --
                                                       -------------------------
Total stockholders' equity                                 942,900    31,829,700
                                                       -------------------------
                                                       $13,595,000   $46,034,600
                                                       =========================

The accompanying notes are an integral part of these financial statements.

CONSOLIDATED STATEMENT OF INCOME


                                                   Year ended December 31,
                                                 1994         1995         1996
REVENUES
 Systems                                    $5,037,000  $21,999,300  $45,745,200
 Services                                      116,100    1,203,300    3,521,200
 Other                                         536,900           --           --
                                            ------------------------------------

                                             5,690,000   23,202,600   49,266,400
                                            ------------------------------------
COSTS OF REVENUES
 Systems                                     3,405,600   14,916,900   27,132,700
 Services                                      176,500    1,641,000    4,030,300
 Other                                         303,700           --           --
                                            ------------------------------------

                                             3,885,800   16,557,900   31,163,000
                                            ------------------------------------

Gross profit                                 1,804,200    6,644,700   18,103,400
                                            ------------------------------------
OPERATING EXPENSES
 Research and development                      884,700    2,367,300    5,394,000
 Selling and marketing                         443,700    1,608,600    4,253,800
 General and administrative                    273,000      858,400    2,064,100
                                            ------------------------------------

                                             1,601,400    4,834,300   11,711,900
                                            ------------------------------------

 Income from operations                        202,800    1,810,400    6,391,500

Interest income, net                             7,000      113,400      353,600
                                            ------------------------------------

 Income before income taxes                    209,800    1,923,800    6,745,100

Provision for income taxes                      55,000      713,000    2,482,900
                                            ------------------------------------

 Net income                                 $  154,800  $ 1,210,800  $ 4,262,200
                                            ====================================

Net income per share                        $      .02  $       .10  $       .36
                                            ====================================

Weighted average common shares and
 equivalent common shares outstanding        9,399,480   11,575,320   11,900,483
                                            ====================================

The accompanying notes are an integral part of these financial statements.

----------------------------------------------
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
--------------------------------------------------------------------------------

                             Series A
                            convertible
                             preferred         Common stock
                        ------------------  -------------------                    Retained                     Notes
                                                                  Additional       earnings                receivable         Total
                            Number              Number      Par      paid-in   (accumulated   Treasury           from  stockholders'
                         of shares  Amount   of shares    value      capital       deficit)      stock   stockholders        equity

Balance at
  December 31, 1993            --  $   --    3,150,000 $  31,500  $        -- $  (49,000)   $       --  $       --    $   (17,500)
Sale of common stock           --      --    6,159,615    61,600           --    (45,100)           --          --         16,500
Conversion of notes
  payable to Series A
  preferred stock           5,000      --           --        --      128,500         --            --          --        128,500
Sale of Series A
  preferred stock           6,808     100           --        --      238,200         --            --          --        238,300
Purchase of treasury
  stock                        --      --           --        --           --         --        (3,600)         --         (3,600)
Net income                     --      --           --        --           --    154,800            --          --        154,800
                        ---------------------------------------------------------------------------------------------------------
  Balance at
  December 31, 1994        11,808     100    9,309,615    93,100      366,700     60,700        (3,600)         --        517,000
Sale of common stock           --      --      316,125     3,200        6,900         --            --          --         10,100
Loans to stockholders          --      --           --        --           --         --            --    (795,000)      (795,000)
Net income                     --      --           --        --           --  1,210,800            --          --      1,210,800
                        ---------------------------------------------------------------------------------------------------------
  Balance at
  December 31, 1995        11,808     100    9,625,740    96,300      373,600  1,271,500        (3,600)   (795,000)       942,900
Purchase of treasury
  stock                        --      --           --        --           --         --    (2,527,600)    795,000     (1,732,600)
Sale of common stock,
  net of stock issuance
  costs                        --      --    1,810,000    18,100   24,051,700         --            --          --     24,069,800
Conversion of preferred
  stock into common
  stock                   (11,808)   (100)   2,260,856    22,600    3,985,600         --            --          --      4,008,100
Sale of common stock
  pursuant to exercise
  of stock options             --      --        9,223       100        8,900         --            --          --          9,000
Compensation expense
  associated with stock
  options                      --      --           --        --      126,100         --            --          --        126,100
Issuance of common
  stock pursuant to
  purchased research
  and development              --      --        9,615       100      144,100         --            --          --        144,200
Retirement of
  treasury stock               --      --     (856,200)   (8,600)  (2,522,600)        --     2,531,200          --             --
Net income                     --      --           --        --           --  4,262,200            --          --      4,262,200
                        ---------------------------------------------------------------------------------------------------------
  Balance at
  December 31, 1996            --      --   12,859,234 $ 128,600  $26,167,400 $5,533,700    $       --  $       --    $31,829,700
                        =========================================================================================================

The accompanying notes are an integral part of these financial statements.

CONSOLIDATED STATEMENT OF CASH FLOWS/INCREASE
(DECREASE) IN CASH AND CASH EQUIVALANTS

                                                                      Year ended December 31,
                                                              1994             1995             1996
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                $   154,800      $ 1,210,800      $ 4,262,200
Adjustments to reconcile net income
 to net cash provided by (used in)
 operating activities:
  Depreciation and amortization                                38,900          230,200        1,435,500
  Inventory valuation allowance                                    --           56,200          693,800
  Compensation expense associated
   with stock options                                              --               --          126,100
  Research and development expense
   associated with common stock issuance                           --               --          144,200
  Deferred income taxes                                       (66,000)         (85,000)        (424,100)
  Changes in assets and liabilities:
   Accounts receivable                                     (1,375,200)      (2,035,000)      (4,090,600)
   Inventories                                               (962,200)      (2,280,000)      (9,133,500)
   Prepaid expenses and other assets                          (31,800)         (14,900)        (468,600)
   Accounts payable                                         1,065,000        2,069,300        4,165,000
   Accrued expenses                                           209,800        1,693,000         (125,800)
   Customer deposits                                        1,382,700          699,500          816,500
   Deferred revenue                                            80,500          614,500        1,425,200
   Income taxes payable                                       121,000          599,000         (720,000)
                                                          ---------------------------------------------
   Net cash provided by (used in) operating activities        617,500        2,757,600       (1,894,100)
                                                          ---------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
 Purchase of software                                              --               --         (450,000)
 Purchases of property and equipment                         (207,300)        (659,400)      (2,792,000)
                                                          ---------------------------------------------
   Net cash used in investing activities                     (207,300)        (659,400)      (3,242,000)
                                                          ---------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
 Repayment of notes payable                                        --           (8,000)              --
 Proceeds from sale of convertible
  preferred stock, net                                        238,300        4,008,100               --
 Proceeds from sale of common stock, net                       16,500           10,100       24,078,800
 Purchase of treasury stock                                    (3,600)              --       (2,022,600)
 (Loans to) repayments from stockholders                           --         (795,000)         290,000
                                                          ---------------------------------------------
   Net cash provided by financing activities                  251,200        3,215,200       22,346,200
                                                          ---------------------------------------------
Net increase in cash and cash equivalents                     661,400        5,313,400       17,210,100

Cash and cash equivalents, beginning of year                  209,300          870,700        6,184,100
                                                          ---------------------------------------------
Cash and cash equivalents, end of year                    $   870,700      $ 6,184,100      $23,394,200
                                                          =============================================
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
 Interest paid                                            $     3,700      $        --      $        --
 Income taxes paid                                        $        --      $   180,000      $ 3,853,600

SUPPLEMENTAL DISCLOSURE OF NONCASH ACTIVITY
 Conversion of notes payable plus accrued
  interest to Series A convertible preferred stock        $   128,500      $        --      $        --
 Receipt of computer equipment in lieu of cash
  payment of accounts receivable from customer            $        --      $    75,000      $        --
 Transfer of items originally classified as
  inventories to fixed assets                             $   171,500      $   576,000      $ 1,725,500
 Purchase of treasury stock in lieu of cash
  payment of notes receivable from stockholders           $        --      $        --      $   505,000
                                                          ---------------------------------------------

The accompanying notes are an integral part of these financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

---------------------
1  NATURE OF BUSINESS
---------------------

The Company develops software-based products to manage, store and distribute digital video. Through December 31, 1996, substantially all of the Company's revenues have been derived from sales of digital video insertion systems (the "SeaChange SPOT System") to cable television operators and telecommunications companies in the United States.

---------------------------------------------
2  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------

Significant accounting policies followed in the preparation of the accompanying consolidated financial statements are as follows:

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany transactions have been eliminated.

REVENUE RECOGNITION

Revenue from the sale of systems is recognized upon shipment provided that there are no uncertainties regarding customer acceptance and collection of the related receivable is probable. If such uncertainties exist, such as performance criteria beyond the Company's standard terms and conditions, revenue is recognized upon customer acceptance. Installation and training revenue is deferred and recognized as these services are performed. Revenue from technical support and maintenance contracts is deferred and recognized ratably over the period of the related agreements, generally twelve months. Customer deposits represent advance payments from customers for systems.

Other revenue was recognized pursuant to a software development contract as work was performed and defined milestones were attained. Nonrefundable payments received under the contract prior to the attainment of defined milestones were recorded as deferred revenue.

CONCENTRATION OF CREDIT RISK AND SIGNIFICANT CUSTOMERS

Financial instruments which potentially expose the Company to concentrations of credit risk include trade accounts receivable. To minimize this risk, the Company evaluates customers' financial condition and requires advance payments from the majority of its customers. At December 31, 1995 and 1996, the Company had an allowance for doubtful accounts of $40,000 and $173,000, respectively, to provide for potential credit losses and such losses to date have not exceeded management's expectations.

For the years ended December 31, 1994, 1995 and 1996, certain customers accounted for more than 10% of the Company's revenues. Individual customers accounted for 50%, 18%, 11% and 10% of revenues in 1994; 29%, 29%, 16% and 12%
in 1995; and 29%, 17%, 13% and 12% in 1996.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. The Company invests its excess cash in U.S. Government securities, money market funds of major financial institutions and high grade commercial and municipal paper that are subject to minimal credit and market risk. Cash equivalents are classified as available-for-sale and are carried at market value, and any unrealized gains or losses are recorded as a part of stockholders' equity.

PROPERTY AND EQUIPMENT

Property and equipment consist of office and computer equipment, leasehold improvements, demonstration equipment and spare components and assemblies used to service the Company's installed base. Demonstration equipment consists of systems manufactured by the Company for use in the Company's marketing and selling efforts. Property and equipment are recorded at cost and depreciated using the straight-line method over their estimated useful lives. Leasehold improvements are amortized over the shorter of their estimated useful lives or the term of the respective leases by use of the straight-line method. Maintenance and repair costs are expensed as incurred.

INVENTORIES
Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method. Inventories consist primarily of components and subassemblies and finished products held for sale. Rapid technological change and new product introductions and enhancements could result in excess or obsolete inventory. To minimize this risk, the Company evaluates inventory levels and expected usage on a periodic basis and records valuation allowances as required.

The Company is dependent upon certain vendors for the manufacture of significant components of its digital advertising insertion system. If these vendors were to become unwilling or unable to continue to manufacture these products in required volumes, the Company would have to identify and qualify acceptable alternative vendors. The inability to develop alternate sources, if required in the future, could result in delays or reductions in product shipments.

RESEARCH AND DEVELOPMENT AND SOFTWARE DEVELOPMENT COSTS
Costs incurred in the research and development of the Company's products are expensed as incurred, except for certain software development costs. Costs associated with the development of computer software are expensed prior to establishing technological feasibility and capitalized thereafter until the product is released for sale. Software development costs eligible for capitalization to date have not been material to the Company's financial statements. Costs associated with acquired software rights are capitalized if technological feasibility of the software has been established.

At December 31, 1996, other assets includes $460,400 of software purchased in May 1996, net of amortization. The software is amortized over its estimated economic life of two years and the related amortization expense for the year ended December 31, 1996 totaled $189,600 and is included in the cost of systems revenues.

STOCK COMPENSATION
Employee stock awards under the Company's compensation plans are accounted for in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." In January 1996, the Company adopted the disclosure requirements of Statement of Financial Accounting Standards No. 123 ("FAS 123"), "Accounting for Stock-Based Compensation".

ADVERTISING COSTS
Advertising costs are charged to expense as incurred. Advertising costs were $34,800, $173,900 and $328,000 for the years ended December 31, 1994, 1995 and
1996, respectively.

NET INCOME PER SHARE
Net income per share was determined by dividing net income by the weighted average number of common shares and common share equivalents outstanding during the period. Common share equivalents are comprised of common stock options and convertible preferred stock and have been included in the calculation to the extent their effect is dilutive. Pursuant to Securities and Exchange Commission Staff Accounting Bulletin No. 83, common share equivalents issued at prices below the initial public offering price in the twelve months preceding the initial public offering have been included in the calculation for all periods prior to the initial public offering.

3  CONSOLIDATED BALANCE SHEET DETAIL

Investments consist of the following:

At December 31, 1995 and 1996, the Company's cash equivalents included approximately $4,700,000 and $997,000, respectively, of U.S. Government securities. The securities were classified as held-to-maturity and stated at amortized cost, which approximated fair value.

At December 31, 1996, the original maturity of all securities was three months or less, and accordingly, all investments were classified as cash equivalents. There were no investments classified as available-for-sale at December 31, 1995. Available-for-sale securities included in cash and cash equivalents consisted of the following at December 31, 1996.

                               Amortized   Unrealized
                                    cost        gains     Losses  Fair value
Money market funds           $   296,800  $       --  $      --  $   296,800
Municipal securities          12,600,000          --         --   12,600,000
Corporate debt securities      9,485,100          --         --    9,485,100
                             -----------------------------------------------

                             $22,381,900  $       --  $      --  $22,381,900
                             ===============================================

Gains and losses realized upon the sale of securities, the cost of which is based upon the specific identification method, were not significant.

Inventories consist of the following:

                                                                 December 31,
                                                              1995          1996
Components and assemblies                               $2,261,100    $6,524,300
Finished products                                          177,400     2,628,400
                                                        ------------------------

                                                        $2,438,500    $9,152,700
                                                        ========================

Property and equipment consist of the
 following:
                                          Estimated
                                          useful life            December 31,
                                          (years)             1995          1996
Office furniture and equipment            5             $  108,300    $  432,100
Computer equipment                        3              1,156,300     2,607,500
Demonstration equipment                   3                     --     1,963,400
Service and spare components              5                350,000     1,050,400
Leasehold improvements                    1-3               47,700       106,700
                                                        ------------------------

                                                         1,662,300     6,160,100

Less - Accumulated depreciation                            229,200     1,455,400
                                                        ------------------------

                                                        $1,433,100    $4,704,700
                                                        ========================

Depreciation expense was $38,900, $230,200 and $1,245,900 for the years ended December 31, 1994, 1995 and 1996, respectively.

Accrued expenses consist of the following:

                                                                 December 31,
                                                              1995          1996
Accrued software license fees                           $  444,000    $  367,400
Accrued sales and use taxes                              1,247,800       608,500
Other accrued expenses                                     243,700       833,800
                                                        ------------------------

                                                        $1,935,500    $1,809,700
                                                        ========================

4  INCOME TAXES

The components of the provision for income taxes are as follows:

                                                      Year ended December 31,
                                                   1994       1995         1996
Current provision:
 Federal                                       $116,000   $652,000   $2,345,500
 State                                            5,000    146,000      561,500
                                               ---------------------------------

                                                121,000    798,000    2,907,000
                                               ---------------------------------

Deferred benefit:
 Federal                                        (51,000)   (65,000)    (324,000)
 State                                          (15,000)   (20,000)    (100,100)
                                               ---------------------------------

                                                (66,000)   (85,000)    (424,100)
                                               ---------------------------------

                                               $ 55,000   $713,000   $2,482,900
                                               =================================

The components of deferred tax assets and liabilities are as follows:

                                                               December 31,
                                                            1995           1996
Deferred tax assets:
 Inventory                                              $ 55,300       $366,400
 Allowance for doubtful accounts                          15,700         65,500
 Deferred revenue                                         92,100        118,000
 Software                                                     --        121,600
                                                        -----------------------

  Total deferred tax assets                              163,100        671,500


Deferred tax liabilities                                  12,100         96,400
                                                        -----------------------

Net deferred tax assets                                 $151,000       $575,100
                                                        =======================

The income tax provision computed using the federal statutory income tax rate differs from the Company's effective tax rate primarily due to the following:

                                                        Year ended December 31,
                                                      1994       1995      1996
Statutory U.S. federal tax rate                       34.0%      34.0%     34.0%
State taxes, net of federal tax benefit                1.7        4.4       4.5
Utilization of operating loss carryforwards            (.5)       ---       ---
Research and development tax credits                 (10.9)      (2.8)     (2.0)
Foreign sales corporation exempt income                ---        ---       (.3)
Nondeductible expenses                                 1.9        1.5        .6
                                                     ---------------------------

                                                      26.2%      37.1%     36.8%
                                                     ===========================

5  CONVERTIBLE PREFERRED STOCK CONVERSION

SERIES B CONVERTIBLE PREFERRED STOCK

In October and November 1995, the Company sold 650,487 shares of Series B Redeemable Convertible Preferred Stock for $4,008,100, net of issuance costs of $85,500.

CONVERSION

Upon closing of the initial public offering, in November 1996, the 650,487 shares of Series B Redeemable Convertible Preferred Stock and 11,808 shares of Series A Convertible Preferred Stock were automatically converted into a total of 2,260,856 shares of common stock.

STOCK AUTHORIZATION

The Board of Directors is authorized to issue from time to time up to an aggregate of 5,000,000 shares of preferred stock, in one or more series. Each such series of preferred stock shall have the number of shares, designations, preferences, voting powers, qualifications and special or relative rights or privileges to be determined by the Board of Directors, including dividend rights, voting rights, redemption rights and sinking fund provisions, liqui-dation preferences, conversion rights and preemptive rights.

6  COMMON STOCK

INITIAL PUBLIC OFFERING

On November 5, 1996, the Company sold 1,810,000 shares of common stock to the public in the Company's initial public offering at a price of $15.00 per share. Proceeds to the Company, net of offering expenses, amounted to $24,069,800.

STOCK SPLITS

Effective August 3, 1995, the Company's Board of Directors approved a 100-for-1 stock split of the Company's common stock. On September 6, 1996, the Board of Directors authorized a 3-for-2 stock split of the Company's common stock, which became effective on October 30, 1996. All shares of common stock, common stock options, preferred stock conversion ratios and per share amounts included in the accompanying consolidated financial statements have been adjusted to give retroactive effect to the stock splits for all years presented.

RESTRICTION AGREEMENTS

The holders of 6,871,625 common shares have entered into stock restriction and repurchase agreements under which the Company may repurchase unvested common shares at the original issuance price and vested common shares at fair value upon termination of a business relationship with the Company. Common shares subject to these agreements vest ratably over a five-year period and, at December 31, 1996, 3,584,280 of such shares are unvested.

TREASURY STOCK

In January 1996, the Company repurchased 431,250 shares of its common stock and 1,286 shares of Series A Stock from certain employees and directors of the Company. Of the common stock repurchased, 21,750 shares were held by the stockholders for less than six months from the time the shares became vested. Accordingly, compensation expense was recorded for the difference between the repurchase price and the original purchase price paid by the stockholders. Compensation expense recorded as a result of this transaction was $91,000. In December 1996, the Board of Directors voted to retire all shares of treasury stock held at December 31, 1996.

NOTES RECEIVABLE FROM STOCKHOLDERS

The principal amount of the notes receivable from stockholders at December 31, 1995 was payable at the earlier of (i) six months from the date of issuance or
(ii) the closing of any sale to a third party or redemption by the Company of pledged shares of the Company's common stock or preferred stock. Interest on the principal amount outstanding accrued at a rate of 5.9% per annum. These loans were secured by common stock held by the noteholders and, consequently, the loans are reflected as an offset to stockholders' equity at December 31, 1995. In January 1996, the notes were settled in connection with the repurchase by the Company of the common stock and Series A Stock noted above.

RESERVED SHARES

At December 31, 1996, the Company has 2,270,777 shares of common stock reserved for issuance upon the exercise of common stock options and the purchase of stock under the Employee Stock Purchase Plan.

7  STOCK PLANS

1995 STOCK OPTION PLAN

The 1995 Stock Option Plan (the "1995 Stock Option Plan") provides for the grant of incentive stock options and nonqualified stock options for the purchase of up to an aggregate of 1,950,000 shares of the Company's common stock by officers, employees, consultants and directors of the Company. The Board of Directors is responsible for administration of the 1995 Stock Option Plan. The Board of Directors determines the term of each option, option exercise price, number of shares for which each option is granted and the rate at which each option is exercisable. Options generally vest ratably over five years. The Company may not grant an employee incentive stock options with a fair value in excess of $100,000 that is first exercisable during any one calendar year.

Incentive stock options may be granted to employees at an exercise price per share of not less than the fair value per common share on the date of the grant (not less than 110% of the fair value in the case of holders of more than 10% of the Company's voting stock). Nonqualified stock options may be granted to any officer, employee, director or consultant at an exercise price per share, as determined by the Company's Board of Directors.

Options granted under the 1995 Stock Option Plan generally expire ten years from the date of the grant (five years for incentive stock options granted to holders of more than 10% of the Company's voting stock).

DIRECTOR STOCK OPTION PLAN

In June 1996, the Company's Board of Directors adopted and the stockholders approved a Director Stock Option Plan (the "Director Option Plan") which provides for the grant of options to full-time directors of the Company to purchase a maximum of 30,000 shares of common stock. Under the Director Option Plan, participating directors receive an option to purchase 3,375 shares of common stock. Options granted under the Director Option Plan vest as to 33-1/3% of the shares underlying the option immediately upon the date of the grant, and vest as to an additional 8-1/3% of the shares underlying the option at the end of each of the next 8 quarters, provided that the optionee remains a director. Directors will also receive, on each three-year anniversary of such director's option grant date, an additional option to puchase 3,375 shares of common stock, provided that such director continues to serve on the Board of Directors. All options granted under the Director Option Plan have an exercise price equal to the fair value of the common stock on the date of grant and a term of ten years from the date of grant.

EMPLOYEE STOCK PURCHASE PLAN

In September 1996, the Company's Board of Directors adopted and the stockholders approved an employee stock purchase plan (the "Stock Purchase Plan"), effective January 1, 1997, which provides for the issuance of a maximum of 300,000 shares of common stock to participating employees who meet eligibility requirements. Employees who would immediately after the grant own 5% or more of the total combined voting power or value of the Company's stock and directors who are not employees of the Company may not participate in the Stock Purchase Plan. The purchase price of the stock is 85% of the lesser of the market price of the common stock on the first or last business day of each six-month plan period. Transactions under the 1995 Stock Option Plan and the Director Option Plan during the year ended December 31, 1995 and 1996 are summarized as follows:

                                                               Year ended December 31,
                                                         1995                           1996
                                                         Weighted average               Weighted average
                                             Shares        exercise price      Shares     exercise price
Outstanding at beginning of period                                            327,120             $  .92
Granted                                     327,120              $  .92       472,510             $ 8.79
Exercised                                      --                    --        (9,223)            $  .85
Cancelled                                      --                    --       (51,073)            $ 2.22
                                           -------------------------------------------------------------

Outstanding at period end                   327,120                           739,334
                                           =============================================================

Options exercisable at period end              --                             115,224

Weighted average fair value of
 options granted during the period         $    .32                          $   4.33

The following table summarizes information about employee and director stock options outstanding at December 31, 1996:

                                 Options outstanding at December 31, 1996
                            ------------------------------------------------
                                Weighted
                                 average
                               remaining                            Weighted
                             contractual          Number             average
Range of exercise prices    life (years)     outstanding      exercise price
$.50                                8.65         129,734              $  .50
1.23 to 1.36                        7.29         156,600              $ 1.28
4.20 to 5.00                        9.10          97,425              $ 4.48
6.67 to 9.33                        9.47         280,050              $ 7.34
10.67 to 15.00                      9.76          45,975              $12.62
33.75                               9.98          29,550              $33.75
                            ------------------------------------------------

                                                 739,334

                            ================================================

                                 Options exercisable at December 31, 1996
                            ------------------------------------------------
                                                                    Weighted
                                                  Number             average
Range of exercise prices                     exercisable      exercise price
$.50                                              46,151              $  .50
1.23 to 1.36                                      30,982              $ 1.28
4.20 to 5.00                                       3,030              $ 4.20
6.67 to 9.33                                      35,061              $ 7.33
10.67 to 15.00                                        --                  --
33.75                                                 --                  --
                            ------------------------------------------------

                                                 115,224

                            ================================================

FAIR VALUE DISCLOSURES
Had compensation cost for the Company's option plans been determined based on the fair value at the grant dates, as prescribed in FAS 123, the Company's net income and net income per share would have been as follows:

                                                       Year ended December 31,
                                                     1995                   1996
Net income
 As reported                                   $1,210,800             $4,262,200
 Pro forma                                     $1,207,800             $4,204,600
Net income per share
 As reported                                   $      .10             $      .36
 Pro forma                                     $      .10             $      .35

For options granted prior to the Company's initial filing of its Registration Statement on Form S-1, on September 18, 1996, the fair value of each option grant was estimated on the date of grant using the minimum value method. The fair value of each option granted subsequent to the initial filing was estimated on the date of grant assuming a weighted average volatility factor of 0.67. Additional weighted average assumptions used for grants during the years ended December 31, 1995 and 1996 included: dividend yield of 0.0% for both periods; risk-free interest rates of 5.89% to 6.00% for options granted during the year ended December 31, 1995 and 5.36% to 6.49% for options granted during the year ended December 31, 1996; and an expected option term of 5 years for both periods.

Because additional option grants are expected to be made each year, the above pro forma disclosures are not representative of pro forma effects of reported net income for future years.

8  LINES OF CREDIT

In September 1996, the Company entered into a $6.0 million revolving line of credit and a $1.5 million equipment line of credit with a bank. The revolving line of credit expires in September 1997 and the equipment line of credit expires in March 1997. Borrowings under the lines of credit are secured by substantially all of the Company's assets. Loans made under the revolving line of credit will bear interest at a rate per annum equal to, at the Company's option, the bank's base rate or LIBOR plus an applicable margin. Loans made under the equipment line of credit will bear interest at a rate per annum equal to the bank's base rate. The loan agreement relating to the lines of credit requires that the Company provide the bank with certain periodic financial reports and comply with certain financial ratios. As of December 31, 1996, the Company had not borrowed against either of these lines.

9  COMMITMENTS

The Company leases its operating facilities and certain office equipment under noncancelable operating leases which expire at various dates through 1998. Rental expense under operating leases was approximately $53,000, $154,000 and $251,000 for the years ended December 31, 1994, 1995 and 1996, respectively. Future minimum lease payments as of December 31, 1996 are as follows:

        For the year ended December 31, 1997                    $396,700
                                        1998                     136,200
                                        1999                      21,600
                                        2000                      14,200
                                        2001 and thereafter       10,700
                                                                --------
                                                                $579,400
                                                                ========

10 EMPLOYEE BENEFIT PLAN

The Company sponsors a 401(k) retirement savings plan. Participation in the plan is available to full-time employees who meet eligibility requirements. Eligible employees may contribute up to 15% of their salary, subject to certain limitations. Company contributions to the plan may be made at the discretion of the Board of Directors. Through December 31, 1996, the Company made no contributions.

                         SEACHANGE INTERNATIONAL, INC.

                     REPORT OF INDEPENDENT ACCOUNTANTS ON
                         FINANCIAL STATEMENT SCHEDULE


To the Board of Directors of SeaChange International, Inc.

Our audits of the consolidated financial statements referred to in our report dated January 22, 1997 appearing on page F-1 of this Form 10-K also include an audit of the Financial Statement Schedule listed in Item 14(a) of this Form 10-K. In our opinion, this Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

PRICE WATERHOUSE LLP

Boston, Massachusetts
January 22, 1997

                                                                     SCHEDULE II

                         SEACHANGE INTERNATIONAL, INC.

                 VALUATION OF QUALIFYING ACCOUNTS AND RESERVES



                                     BALANCE AT        CHARGED TO         DEDUCTIONS
                                    BEGINNING OF        COSTS AND            AND         BALANCE AT END
                                       PERIOD           EXPENSES          WRITE-OFFS       OF PERIOD
                                   --------------    --------------    ---------------   --------------
Allowance for Doubtful
Accounts:

Year ended December 31, 1994        $           -     $           -       $            -    $            -

Year ended December 31, 1995                    -            40,000                    -            40,000

Year ended December 31, 1996               40,000           133,000                    -           173,000


Inventory Valuation  Allowance:


Year ended December 31, 1994                    -                 -                    -                 -

Year ended December 31, 1995                    -            56,200                    -            56,200

Year ended December 31, 1996               56,200           693,800                    -           750,000




                               EXHIBIT INDEX



EXHIBIT NO.                                              DESCRIPTION                                                      PAGE
-----------                                              -----------                                                      ----



3.1*    Amended and Restated Certification of Incorporation.
3.2*    Amended and Restated By-laws of the Company.
4.1     Specimen certificate representing the Common Stock (incorporated by reference to Exhibit 4.1 to the
        Registrant's Registration Statement on Form S-1, Registration No. 333-12233).
4.2     Series B Preferred Stock Purchase Agreement, dated October 26, 1995 between the Company and the persons listed on Schedule 1.1 attached thereto (incorporated by reference to Exhibit 4.2 to the
        Registrant's Registration Statement on Form S-1, Registration No. 333-12233).
4.3     Form of Stock Restriction Agreement (incorporated by reference to Exhibit 4.3 to the Registrant's
        Registration Statement on Form S-1, Registration No. 333-12233).
4.4     Form of Stock Restriction Agreement Admendment (incorporated by reference to Exhibit 4.4 to the
        Registrant's Registration Statement on Form S-1, Registration No. 333-12233).
10.1    Amended and Restated 1995 Stock Option Plan (incorporated by reference to Exhibit 10.1 to the
        Registrant's Registration Statement on Form S-1 Registration No. 333-12233).
10.2    1996 Non-Employee Director Stock Option Plan (incorporated by reference to Exhibit 10.2 to the
        Registrant's Registration Statement on From S-1, Registration No. 333-12233).
10.3    Lease Agreement dated March 10, 1995 between Thomas B. O'Brien, Trustee of Jelric Realty Trust
        u/d/t dated 9/18/68 and the Company (incorporated by reference to Exhibit 10.3 to the Registrant's
        Registration Statement on From S-1, Registration No. 333-12233).
10.4    Sublease Agreement dated March 19, 1996 between IPL Systems, Inc. and the Company (incorporated by reference to Exhibit 10.4 to the Registrant's Registration Statement on From S-1,
        Registration No. 333-12233).
10.5    Indenture of Lease dated October 1, 1995 between Alden T. Greenwood and the Company (incorporated by reference to Exhibit 10.5 to the Registrant's Registration Statement on From S-1, Registration
        No. 333-12233).
10.6    Letter Agreement dated as of June 12, 1996 between Joseph S. Tibbetts, Jr. and the Company
        (incorporated by reference to Exhibit 10.6 to the Registrant's Registration Statement on From S-1,
        Registration No. 333-12233).
10.7    License Agreement dated May 30, 1996 between Summit Software Systems, Inc. and the Company
        (incorporated by reference to Exhibit 10.7 to the Registrant's Registration Statement on Form S-1,
        Registration No. 333-12233).
10.8    Loan and Security Agreement, dated September 25, 1996, between the Company and BayBank, N.A.
        (incorporated by reference to Exhibit 10.8 to the Registrant's Registration Statement on Form S-1,
        Registration No. 333-12233).
10.9    Working Capital Line of Credit-Master Note dated September 25, 1996, between the Company and
        BayBank, N.A. (incorporated by reference to Exhibit 10.9 to the Registrant's Registration Statement
        on From S-1, Registration No. 333-12233).
10.10   Equipment Line of Credit-Master Note dated September 25, 1996, between the Company and BayBank,
        N.A. (incorporated by reference to Exhibit 10.10 to the Registrant's Registration Statement on
        From S-1, Registration No. 333-12233).
10.11   Sales and Marketing Representative Agreement dated October 11, 1996, between the Company and
        Media Power S.n.c. (incorporated by reference to Exhibit 10.11 to the Registrant's Registration
        Statement on From S-1, Registration No. 333-12233).
11.1*   Statement re: computation of net income per share.
23.1*   Consent of Price Waterhouse LLP.
27.1*   Financial Data Schedule (For SEC Edgar Filing Only; Intentionally Omitted).
------------
* Filed herewith.
