Form 10-Q
period 1997-03-31
SEACHANGE INTERNATIONAL INC
filed 1997-05-13
CIK 1019671

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                   FORM 10-Q

(Mark One)

   X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
  ---   OF THE SECURITIES EXCHANGE ACT OF 1934
        For the quarterly period ended March 31, 1997

                                      OR

        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
  ---   OF THE SECURITIES EXCHANGE ACT OF 1934
        For the transition period from          to
                                       --------    ---------


                         Commission File Number:  0-21393

                          SEACHANGE INTERNATIONAL, INC.
             (Exact name of registration as specified in its charter)

                  Delaware                          04-3197974
      (State or other jurisdiction of     (IRS Employer Identification No.)
       incorporation or organization)

                       124 Acton Street, Maynard, MA  01754
           (Address of principal executive offices, including zip code)

       Registrant's telephone number, including area code:  (508) 897-0100


--------------------------------------------------------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.

YES   X    NO
    -----     -----

The number of shares outstanding of the registrant's Common Stock on May 6, 1997 was 12,890,195.

--------------------------------------------------------------------------------




                                       1
                           Exhibit Index at Page 12

                         SEACHANGE INTERNATIONAL, INC.

                               Table of Contents




PART I.  FINANCIAL INFORMATION                                            Page
                                                                          ----

          Item 1. Consolidated Financial Statements

          Consolidated Balance Sheet
          at December 31, 1996 and March 31, 1997 ........................  3

          Consolidated Statement of Income
          Three months ended March 31, 1996 and 1997 .....................  4

          Consolidated Statement of Cash Flows
          Three months ended March 31, 1996 and 1997 .....................  5

          Notes to Consolidated Financial Statements .....................  6

          Item 2. Management's Discussion and Analysis
          of Financial Condition and Results of Operations ...............  7-9

PART II.  OTHER INFORMATION

          Item 6. Exhibits and Reports on Form 8-K .......................  10

SIGNATURES ...............................................................  11

EXHIBIT INDEX ............................................................  12

EXHIBIT ..................................................................  13


Item 1: Consolidated Financial Statements



                         SEACHANGE INTERNATIONAL, INC.
                          CONSOLIDATED BALANCE SHEET
                   (in thousands, except share-related data)



                                                                                December 31,         March 31,
                                                                                   1996                1997
                                                                              --------------      ------------
                                                                                                  (unaudited)
Assets
Current assets:
        Cash and cash equivalents                                             $       23,394      $     20,139
        Accounts receivable, net of allowance for doubtful accounts
          of $173 at December 31, 1996 and $230 at March 31, 1997                      7,426            12,376
        Inventories                                                                    9,153             8,649
        Other current assets                                                             825             1,080
                                                                              --------------      ------------
                Total current assets                                                  40,798            42,244
        Property and equipment, net                                                    4,705             4,851
        Other assets                                                                     532               462
                                                                              --------------      ------------
                                                                              $       46,035      $     47,557
                                                                              ==============      ============

Liabilities and Stockholders' Equity
Current liabilities:
        Accounts payable                                                      $        7,305      $      5,947
        Accrued expenses                                                               1,809             2,683
        Customer deposits                                                              2,899             2,834
        Deferred revenue                                                               2,192             2,380
        Income taxes payable                                                               -                71
                                                                              --------------      ------------
                Total current liabilities                                             14,205            13,915
                                                                              --------------      ------------
Stockholders' Equity:
Common stock, $.01 par value; 50,000,000 shares authorized; 12,859,234 shares and 12,878,407 shares issued at December 31, 1996
        and March 31, 1997, respectively                                                 129               129
Additional paid-in capital                                                            26,167            26,247
Retained earnings                                                                      5,534             7,266
                                                                              --------------      ------------
                Total stockholders' equity                                            31,830            33,642
                                                                              --------------      ------------
                                                                              $       46,035      $     47,557
                                                                              ==============      ============


 The accompanying notes are an integral part of these consolidated financial statements.

                         SEACHANGE INTERNATIONAL, INC.
                       CONSOLIDATED STATEMENT OF INCOME
                   (in thousands, except share-related data)

                                  (unaudited)


                                                       Three months ended
                                                            March 31,
                                                --------------------------------
                                                     1996              1997
                                                --------------     -------------
Revenues:
        Systems                                  $      9,684       $    16,796
        Services                                          545             1,256
                                                --------------     -------------
                                                       10,229            18,052
                                                --------------     -------------
Cost of revenues:
        Systems                                         6,342             9,457
        Services                                          729             1,386
                                                --------------     -------------
                                                        7,071            10,843
                                                --------------     -------------
Gross profit                                            3,158             7,209
                                                --------------     -------------

Operating expenses:
        Research and development                          992             2,416
        Selling and marketing                             755             1,268
        General and administrative                        294               930
                                                --------------     -------------
                                                        2,041             4,614
                                                --------------     -------------
        Income from operations                          1,117             2,595
Interest income, net                                       48               200
                                                --------------     -------------
        Income before income taxes                      1,165             2,795
Provision for income taxes                                446             1,062
                                                --------------     -------------
        Net income                               $        719       $     1,733
                                                ==============     =============

Net income per share                             $       0.06       $      0.13
                                                ==============     =============
Weighted average common shares and
        equivalent common shares outstanding       11,583,835        13,413,555
                                                ==============     =============



 The accompanying notes are an integral part of these consolidated financial statements.

                         SEACHANGE INTERNATIONAL, INC.
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                       INCREASE (DECREASE) IN CASH FLOWS
                                (in thousands)

                                  (unaudited)

                                                                                               Three months ended
                                                                                                    March 31,
                                                                                    --------------------------------------
                                                                                         1996                   1997
                                                                                    ---------------         --------------
 Cash flows from operating activities
         Net income                                                                  $         719           $      1,733
         Adjustments to reconcile net income to net cash
                 used in operating activities:
                         Depreciation and amortization                                         178                    473
                         Inventory valuation allowance                                         255                    600
                         Compensation expense associated with stock options                    -                       45
                         Deferred  income taxes                                                -                     (138)
                         Changes in assets and liabilities:
                                 Accounts receivable                                        (6,143)                (4,950)
                                 Inventories                                                (4,114)                   (96)
                                 Prepaid expenses and other assets                              (7)                  (129)
                                 Accounts payable                                            1,670                 (1,358)
                                 Accrued expenses                                              574                    874
                                 Customer deposits                                           4,996                    (65)
                                 Deferred revenue                                              319                    187
                                 Income taxes payable                                         (642)                    71
                                                                                    ---------------         --------------
                                         Net cash used in operating activities              (2,195)                (2,753)
                                                                                    ---------------         --------------


 Cash flows from investing activities
         Purchases of property and equipment                                                  (446)                  (537)
                                                                                    ---------------         --------------
                                         Net cash used in investing activities                (446)                  (537)
                                                                                    ---------------         --------------


 Cash flows from financing activities
         Proceeds from issuance of common stock                                                 23                     35
         Purchase of treasury stock                                                         (2,023)                    -
         Repayments of note receivable from stockholders                                       200                     -
                                                                                    ---------------         --------------
                                         Net cash (used in) provided by financing
                                          activities                                        (1,800)                    35
                                                                                    ---------------         --------------

 Net decrease in cash and cash equivalents                                                  (4,441)                (3,255)
 Cash and cash equivalents, beginning of period                                              6,184                 23,394
                                                                                    ---------------         --------------
 Cash and cash equivalents, end of period                                            $       1,743           $     20,139
                                                                                    ===============         ==============


 Supplemental disclosure of noncash activity
        Transfer of items originally classified as inventories to
                fixed assets                                                                   700                    -
        Purchase of treasury stock in lieu of cash payment of
                notes receivable from stockholders                                             505                    -

 The accompanying notes are an integral part of these consolidated financial statements.

                         SEACHANGE INTERNATIONAL, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (unaudited; in thousands, except share-related data)



1.   Basis of Presentation

     The accompanying unaudited consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. The Company believes that the unaudited consolidated financial statements reflect all adjustments (consisting of only normal recurring adjustments), necessary for a fair presentation of the Company's financial position, results of operations and cash flows at the dates and for the periods indicated. The results of operations for the three-month period ended March 31, 1997 are not necessarily indicative of results expected for the full fiscal year or any other future periods. The unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes for the year ended December 31, 1996, included in the Company's Annual Report on Form 10-K.

2.   Net Income Per Share

     Net income per share was determined by dividing net income by the weighted average number of common shares and common share equivalents outstanding during the period. Common share equivalents issued subsequent to September 1995 which are comprised of common stock options and Series B convertible preferred stock have been included in the calculation for the quarter ended March 31, 1996 pursuant to Securities and Exchange Commission Staff Accounting Bulletin No. 83.

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 (SFAS 128), "Earnings per Share." SFAS128 establishes new standards for computing and presenting earnings per share and will be effective for the Company's interim and annual periods ending after December 15, 1997. Early adoption of the Statement is not permitted. SFAS 128 requires restatement of all previously reported earnings per share data that are presented. SFAS 128 replaces primary and fully diluted earnings per share with basic and diluted earnings per share. The Company has calculated both the basic earnings per share and the diluted earnings per share to be $0.13 for the quarter ended March 31, 1997.

3.   Inventories

     Inventories consist of the following:

                                        December 31,            March 31,
                                           1996                   1997
                                       --------------         -------------
     Components and assemblies            $  6,525               $  7,378
     Finished products                       2,628                  1,271
                                        -----------            -----------
                                          $  9,153               $  8,649
                                        ===========            ===========

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Factors That May Affect Future Results

     Any statements contained in this Form 10-Q that do not describe historical facts may constitute forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. Any such forward-looking statements contained herein are based on current expectations, but are subject to a number of risks and uncertainties that may cause actual results to differ materially from expectations. The factors that could cause actual future results to differ materially from current expectations include the following: fluctuations in demand for the Company's products and services; the Company's ability to manage its growth; the Company's ability to develop, market and introduce new and enhanced products and services on a timely basis; the rapid technological change which characterizes the Company's markets; the Company's significant concentration of customers; the Company's dependence on certain sole source suppliers and third-party manufacturers; the risks associated with international sales as the Company expands its markets; and the ability of the Company to compete successfully in the future. Further information on factors that could cause actual results to differ from those anticipated is detailed in various filings made by the Company from time to time with the Securities and Exchange Commission, including but not limited to, those appearing under the caption "Risk Factors" in the Company's Prospectus dated November 4, 1996 and factors under the caption "Certain Risk Factors" in the Company's Annual Report on Form 10-K dated March 28, 1997. Any forward-looking statements should be considered in light of those factors.

Results of Operations

     Revenues. The Company's systems revenues consist primarily of sales of its digital video insertion products. Systems revenues increased by 73% to $16.8 million for the quarter ended March 31, 1997, from $9.7 million in the comparable quarter in 1996. The increase in systems revenues resulted primarily from the increase in the number of the Company's digital video insertion systems sold to television operators primarily in the United States. The increase over the 1996 quarter was also attributable to a price reduction in the Company's first generation digital video insertion systems in effect during the quarter ended March 31, 1996.
     The Company's services revenues consist of fees for installation, training, product maintenance and technical support services. The Company's services revenues increased by 130% to $1.3 million for the quarter ended March 31, 1997, from approximately $545,000 in the comparable quarter in 1996. The increase in services revenues primarily resulted from the increase in product sales and renewals of maintenance and support contracts related to the growing installed base of systems.
     For the quarter ended March 31, 1997 and 1996, certain customers accounted for more than 10% of the Company's total revenues. Individual customers accounted for 37%, 15%, 15% and 11% of total revenues in the quarter ended
March 31, 1997 and 24%, 24%, 17% and 10% of total revenues in the quarter ended March 31, 1996.
     International revenues accounted for approximately 12% and 17% of total revenues in the quarters ended March 31, 1997 and 1996, respectively and the Company expects that international sales will account for a significant portion of the Company's business in the future. As of March 31, 1997, all sales of the Company's products have been made in United States dollars and the Company expects this practice to continue in the foreseeable future. Therefore, the Company has not experienced, nor does it expect to experience in the near term, any impact from fluctuations in foreign currency exchange rates on its results of operations or liquidity. If this practice changes in the future, the Company will reevaluate its foreign currency exchange rate risk.

     Gross profit. Systems gross profit as a percentage of systems revenues was 43.7% and 34.5% for the quarters ended March 31, 1997 and 1996, respectively. The increase in systems gross profit resulted from design improvements in the second generation video insertion product, lower costs of certain purchased components and subassemblies and the Company achieving manufacturing efficiencies as a result of increased volume. The increase was partially offset by an increase of $600,000 in the Company's inventory valuation allowance in the quarter ended March 31, 1997. The Company evaluates inventory levels and expected usage on a periodic basis and provides a valuation allowance for estimated inactive, obsolete and surplus inventory.
     Costs of services revenues exceeded services revenues by 10.4% and 33.7% for the quarters ended March 31, 1997 and 1996, respectively, primarily as a result of the costs associated with the Company building a service organization to support the installed base of systems. Improvements in the services negative gross profit in the quarter ended March 31, 1997 resulted from the timing of providing product and maintenance support and other services to the growing installed base of systems.

     Research and Development. Research and development expenses consist primarily of compensation of development personnel, depreciation of equipment and an allocation of related facility expenses. Research and development expenses increased to $2.4 million, or 13% of total revenues in the quarter ended March 31, 1997, from approximately $992,000, or 10% of total revenues in the comparable quarter in 1996. These increases were primarily attributable to the hiring of additional development personnel. All internal software research and development costs have been expensed by the Company. The Company anticipates that it will continue to devote substantial resources to its research and development efforts.

     Selling and Marketing. Selling and marketing expenses consist primarily of compensation of selling and marketing personnel, including sales commissions and travel expenses and certain promotional expenses. Selling and marketing expenses increased to $1.3 million, or 7% of total revenues in the quarter ended March 31, 1997, from approximately $755,000, or 7% of total revenues in the comparable quarter in 1996. The increases in the dollar amounts were attributable to the hiring of additional selling and marketing personnel, expanded promotional activities, increased international selling efforts and an increase in commissions resulting from increased revenues. The Company expects that selling and marketing expenses will continue to increase in dollar amount as the Company hires additional personnel and expands selling and marketing activities for the remainder of 1997.

     General and Administrative. General and administrative expenses consist primarily of compensation of executive, finance, human resource and administrative personnel, legal and accounting services and an allocation of related facility expenses. General and administrative expenses increased to approximately $930,000, or 5% of total revenues in the quarter ended March 31, 1997, from approximately $294,000, or 3% of total revenues in the comparable quarter in 1996. The increases were attributable to increased staffing to support the Company's growth and an increase in the allowance for doubtful accounts. The Company evaluates the credit risk of accounts receivable on a periodic basis and provides an allowance for doubtful accounts to provide for potential credit losses. Such losses to date have not exceeded management's expectations. The Company believes that its general and administrative expenses will continue to increase in dollar amount as a result of an expansion of the Company's administrative staff to support its growing operations and as a result of expenses associated with being a public company.

     Interest Income. Interest income was approximately $200,000 and $48,000 in the quarters ended March 31, 1997 and 1996, respectively. The increase in interest income primarily resulted from tax-exempt interest earned on a higher invested balance primarily due to the net proceeds of $24.1 million from the initial public offering of the Company's Common Stock in November 1996.

     Provision for Income Taxes. The Company's effective tax rate was 38.0% and 38.3% for the quarters ended March 31, 1997 and 1996, respectively.

Liquidity and Capital Resources
     From inception through November 1996, the Company funded its operations primarily through cash provided by operations and the private sale of equity securities. In November 1996, in connection with the initial public offering of the Company's Common Stock, the Company received proceeds of $24.1 million.
     Cash and cash equivalents at March 31, 1997 was $20.1 million, a $3.3 million decrease from the December 31, 1996 balance of $23.4 million. Working capital increased to $28.3 million at March 31, 1997 from $26.6 million at December 31, 1996.
     Net cash used in operating activities was $2.8 million and $2.2 million for the quarters ended March 31, 1997 and 1996, respectively. Net cash used in operating activities during the quarter ended March 31, 1997 was primarily due to increased accounts receivable and a decrease in accounts payable partially offset by net income adjusted for non-cash expenses including depreciation and amortization and an increase in the inventory valuation allowance. Accounts receivable increased from $7.4 million at December 31, 1996 to $12.4 million at March 31, 1997, an increase of $5.0 million, or 67%. The increase in accounts receivable is primarily attributable to the increased revenues in the quarter ended March 31, 1997 of $18.1 million, compared to revenues of $12.0 million in the quarter ended December 31, 1996, a 51% increase.
     Net cash used in investing activities was approximately $537,000 and $446,000 for the quarters ended March 31, 1997 and 1996, respectively. Investment activity consisted primarily of purchases of property and equipment to support the Company's growth.
     Net cash provided by financing activities was approximately $35,000 for the quarter ended March 31, 1997 compared with net cash used in financing activities of $1.8 million during the comparable period in 1996. For the quarter ended March 31, 1997, the cash provided by financing activities consisted of proceeds from the issuance of common stock, upon the exercise of employee stock options. For the quarter ended March 31, 1996, cash used in financing activities consisted primarily of the repurchase of shares of the Company's common stock from certain employees and directors of the Company, net of the repayment of notes receivable from stockholders.
     The Company has a $6.0 million revolving line of credit with a bank which expires in September 1997. Borrowings under the line of credit are secured by substantially all of the Company's assets. The loan agreement relating to the line of credit requires that the Company provide the bank with certain periodic financial reports and comply with certain financial ratios. As of March 31, 1997, the Company had not borrowed against the line.
     The Company believes that its existing cash, together with available borrowings under the line of credit, are sufficient to meet the Company's requirements for the next twelve months.

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

Dated:  May 13, 1997



SEACHANGE INTERNATIONAL, INC.
by:

/s/ William C. Styslinger, III
------------------------------
William C. Styslinger, III
President, Chief Executive Officer,
Chairman of the Board and Director


/s/ Joseph S. Tibbetts, Jr.
---------------------------
Joseph S. Tibbetts, Jr.
Vice President, Finance and Administration,
Chief Financial Officer, and Treasurer
(Principal Financial and Accounting Officer)

                         SEACHANGE INTERNATIONAL, INC.

                                 EXHIBIT INDEX


Exhibit Number                    Description                           Page
--------------                    -----------                           ----
     11         Computation of Net Income Per Share                      13

     27         Financial Data Schedule (For SEC Edgar Filing Only;
                Intentionally Omitted)
