Form 10-Q
period 1997-06-30
SEACHANGE INTERNATIONAL INC
filed 1997-08-12
CIK 1019671

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                   FORM 10-Q

(Mark One)

   X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
  ---   OF THE SECURITIES EXCHANGE ACT OF 1934
        For the quarterly period ended June 30, 1997

                                      OR

        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
  ---   OF THE SECURITIES EXCHANGE ACT OF 1934
        For the transition period from _______ to _______



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

YES  X    NO
    ----    ----
The number of shares outstanding of the registrant's Common Stock on August 5, 1997 was 12,925,119.

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

          Consolidated Balance Sheet
          at December 31, 1996 and June 30, 1997 .............................3

          Consolidated Statement of Income
          Three and Six months ended June 30, 1996 and 1997 ..................4

          Consolidated Statement of Cash Flows
          Six months ended June 30, 1996 and 1997 ............................5

          Notes to Consolidated Financial Statements .........................6

          Item 2. Management's Discussion and Analysis
          of Financial Condition and Results of Operations .................7-9

PART II.  OTHER INFORMATION

          Item 4. Submission of Matters to a Vote of Security-Holders .......10

          Item 6. Exhibits and Reports on Form 8-K ..........................10

SIGNATURES ..................................................................11

EXHIBIT INDEX ...............................................................12

EXHIBIT .....................................................................13

Item 1: Consolidated Financial Statements


                         SEACHANGE INTERNATIONAL, INC.
                          CONSOLIDATED BALANCE SHEET
                   (in thousands, except share-related data)


                                                                                    December 31,           June 30,
                                                                                        1996                 1997
                                                                                    -------------        ------------
Assets                                                                                                   (unaudited)
Current assets:
  Cash and cash equivalents                                                          $     23,394         $    14,853
  Accounts receivable, net of allowance for doubtful accounts
    of $173 at December 31, 1996 and $280 at June 30, 1997                                  7,426              20,109
  Inventories                                                                               9,153              10,832
  Other current assets                                                                        825               1,199
                                                                                    -------------        ------------
    Total current assets                                                                   40,798              46,993
  Property and equipment, net                                                               4,705               5,656
  Other assets                                                                                532                 380
                                                                                    -------------        ------------
                                                                                     $     46,035         $    53,029
                                                                                    =============        ============

Liabilities and Stockholders' Equity
Current liabilities:
  Accounts payable                                                                   $      7,305         $     9,869
  Accrued expenses                                                                          1,809               2,495
  Customer deposits                                                                         2,899               1,343
  Deferred revenue                                                                          2,192               3,186
                                                                                    -------------        ------------
    Total current liabilities                                                              14,205              16,893
                                                                                    -------------        ------------

Stockholders' Equity:
Common stock, $.01 par value; 50,000,000 shares authorized; 12,859,234 shares and 12,914,804 shares issued at December 31, 1996
  and June 30, 1997, respectively                                                             129                 129
Additional paid-in capital                                                                 26,167              26,335
Retained earnings                                                                           5,534               9,672
                                                                                    -------------        ------------
    Total stockholders' equity                                                             31,830              36,136
                                                                                    -------------        ------------
                                                                                     $     46,035         $    53,029
                                                                                    =============        ============

  The accompanying notes are an integral part of these consolidated financial statements.

                         SEACHANGE INTERNATIONAL, INC.
                       CONSOLIDATED STATEMENT OF INCOME
                   (in thousands, except share-related data)



                                                           Three months ended              Six months ended
                                                                June 30,                        June 30,
                                                      ----------------------------     ---------------------------
                                                         1996              1997           1996            1997
                                                      ----------       ----------      ---------        --------
                                                      (unaudited)      (unaudited)                     (unaudited)
Revenues:
   Systems                                            $  13,222        $  20,184       $  22,906       $  36,980
   Services                                                 903            1,668           1,448           2,924
                                                      ---------        ---------       ---------       ---------
                                                         14,125           21,852          24,354          39,904
                                                      ---------        ---------       ---------       ---------
Cost of revenues:
   Systems                                                8,088           11,079          14,430          20,536
   Services                                               1,087            1,622           1,816           3,008
                                                      ---------        ---------       ---------       ---------
                                                          9,175           12,701          16,246          23,544
                                                      ---------        ---------       ---------       ---------
Gross profit                                              4,950            9,151           8,108          16,360
                                                      ---------        ---------       ---------       ---------
Operating expenses:
   Research and development                                 994            2,750           1,986           5,166
   Selling and marketing                                  1,155            1,842           1,910           3,110
   General and administrative                               568              866             862           1,796
                                                      ---------        ---------       ---------       ---------
                                                          2,717            5,458           4,758          10,072
                                                      ---------        ---------       ---------       ---------
   Income from operations                                 2,233            3,693           3,350           6,288
Interest income, net                                         52              187             100             387
                                                      ---------        ---------       ---------       ---------
   Income before income taxes                             2,285            3,880           3,450           6,675
Provision for income taxes                                  882            1,475           1,328           2,537
                                                      ---------        ---------       ---------       ---------
   Net income                                          $  1,403         $  2,405        $  2,122        $  4,138
                                                      =========        =========       =========       =========

Net income per share                                   $   0.12         $   0.18        $   0.18        $  $0.31
                                                      =========        =========       =========       =========
Weighted average common shares and
   equivalent common shares outstanding              11,589,512       13,407,486      11,584,850      13,410,520
                                                     ==========       ==========      ==========      ==========

  The accompanying notes are an integral part of these consolidated financial statements.

                         SEACHANGE INTERNATIONAL, INC.
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                       INCREASE (DECREASE) IN CASH FLOWS
                                (in thousands)



                                                                               Six months ended
                                                                                    June 30,
                                                                        -------------------------------
                                                                             1996            1997
                                                                        -------------    --------------
                                                                                          (unaudited)
 Cash flows from operating activities
  Net income                                                            $      2,122     $       4,138
  Adjustments to reconcile net income to net cash provided by
    (used in) operating activities:
      Depreciation and amortization                                              528             1,215
      Inventory valuation allowance                                              414               750
      Compensation expense associated with stock options                          36                45
      Deferred income taxes                                                     (186)             (138)
      Changes in assets and liabilities:
         Accounts receivable                                                  (4,732)          (12,683)
         Inventories                                                          (6,575)           (3,308)
         Prepaid expenses and other assets                                      (333)             (247)
         Accounts payable                                                      4,265             2,564
         Accrued expenses                                                       (109)              686
         Customer deposits                                                     5,127            (1,556)
         Deferred revenue                                                      1,068               994
         Income taxes payable                                                   (720)              -
                                                                        -------------    --------------
             Net cash provided by (used in) operating activities                 905            (7,540)
                                                                        -------------    --------------


 Cash flows from investing activities
  Purchases of software                                                         (450)              -
  Purchases of property and equipment                                           (698)           (1,124)
                                                                        -------------    --------------
             Net cash used in investing activities                            (1,148)           (1,124)
                                                                        -------------    --------------


 Cash flows from financing activities
  Proceeds from issuance of common stock                                           5               123
  Purchase of treasury stock                                                  (2,023)              -
  Repayments of note receivable from stockholders                                290               -
                                                                        -------------    --------------
             Net cash (used in) provided by financing activities              (1,728)              123
                                                                        -------------    --------------

 Net decrease in cash and cash equivalents                                    (1,971)           (8,541)
 Cash and cash equivalents, beginning of period                                6,184            23,394
                                                                        -------------    --------------
 Cash and cash equivalents, end of period                               $      4,213     $      14,853
                                                                        =============    ==============


 Supplemental disclosure of noncash activity
 Transfer of items originally classified as inventories to
   fixed assets                                                         $      1,726     $         879
 Purchase of treasury stock in lieu of cash payment of
   notes receivable from stockholders                                   $        505     $         -

 The accompanying notes are an integral part of these consolidated financial statements.

                         SEACHANGE INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              (unaudited; in thousands, except share-related data)



1.   Basis of Presentation

     The accompanying unaudited consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. The Company believes that the unaudited consolidated financial statements reflect all adjustments (consisting of only normal recurring adjustments), necessary for a fair presentation of the Company's financial position, results of operations and cash flows at the dates and for the periods indicated. The results of operations for the three-month and six-month periods ended June 30, 1997 are not necessarily indicative of results expected for the full fiscal year or any other future periods. The unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes for the year ended December 31, 1996, included in the Company's Annual Report on Form 10-K.

2.   Net Income Per Share

     Net income per share was determined by dividing net income by the weighted average number of common shares and common share equivalents outstanding during the period. Common share equivalents issued subsequent to September 1995, which are comprised of common stock options and Series B convertible preferred stock, have been included in the calculation for the three-month and six-month periods ended June 30, 1996 pursuant to Securities and Exchange Commission Staff Accounting Bulletin No. 83.

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 (SFAS 128), "Earnings per Share." SFAS 128 establishes new standards for computing and presenting earnings per share and will be effective for the Company's interim and annual periods ending after December 15, 1997. Early adoption of the Statement is not permitted. SFAS 128 requires restatement of all previously reported earnings per share data that are presented. SFAS 128 replaces primary and fully diluted earnings per share with basic and diluted earnings per share. The Company has calculated the basic earnings per share and the diluted earnings per share to be $0.19 and $0.18, respectively, for the three-months ended June 30, 1997 and $0.32 and $0.31, respectively, for the six-months ended June 30, 1997.

3.   Inventories

     Inventories consist of the following:

                                           December 31,       June 30,
                                               1996             1997
                                          --------------    -----------
        Components and assemblies           $  6,525         $  8,306
        Finished products                      2,628            2,526
                                           ----------       ----------
                                            $  9,153         $ 10,832
                                           ==========       ==========

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Factors That May Affect Future Results

     Any statements contained in this Form 10-Q that do not describe historical facts may constitute forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. Any such forward-looking statements contained herein are based on current expectations, but are subject to a number of risks and uncertainties that may cause actual results to differ materially from expectations. The factors that could cause actual future results to differ materially from current expectations include the following: fluctuations in demand for the Company's products and services; the Company's ability to manage its growth; the Company's ability to develop, market and introduce new and enhanced products and services on a timely basis; the rapid technological change which characterizes the Company's markets; the Company's significant concentration of customers; the Company's dependence on certain sole source suppliers and third-party manufacturers; the risks associated with international sales as the Company expands its markets; and the ability of the Company to compete successfully in the future. Further information on factors that could cause actual results to differ from those anticipated is detailed in various filings made by the Company from time to time with the Securities and Exchange Commission, including but not limited to, those appearing under the caption "Certain Risk Factors" in the Company's Annual Report on Form 10-K dated March 28, 1997. Any forward-looking statements should be considered in light of those factors.

Results of Operations

     Revenues. The Company's systems revenues consist primarily of sales of its digital video insertion products. Systems revenues increased by 53% to $20.2 million for the quarter ended June 30, 1997, from $13.2 million in the comparable quarter in 1996. Systems revenues increased by 61% to $37.0 million for the six-month period ended June 30, 1997, from $22.9 million in the comparable period in 1996. The increase in systems revenues resulted primarily from the increase in the number of the Company's digital video insertion systems sold to television operators primarily in the United States. The increase in the first six months of 1997 compared to the same six months in 1996 was also attributable to a price reduction in the Company's first generation digital video insertion systems in effect during the first six months of 1996.

     The Company's services revenues consist of fees for installation, training, product maintenance and technical support services. The Company's services revenues increased by 85% to $1.7 million for the quarter ended June 30, 1997, from approximately $903,000 in the comparable quarter in 1996. The Company's services revenues increased by 102% to $2.9 million for the six-month period ended June 30, 1997, from $1.4 million in the comparable period in 1996. The increase in services revenues primarily resulted from the increase in product sales and renewals of maintenance and support contracts related to the growing installed base of systems.

     For the quarters and six-month periods ended June 30, 1997 and 1996, certain customers accounted for more than 10% of the Company's total revenues. Individual customers accounted for 25%, 16%, 15% and 12% of total revenues in the quarter ended June 30, 1997 and 41%, 16%, 14% and 12% of total revenues in the quarter ended June 30, 1996. Individual customers accounted for 30%, 16% and 15% of total revenues in the six-month period ended June 30, 1997 and 26%, 19%, 13% and 10% in the six-month period ended June 30, 1996.

     International revenues accounted for approximately 9% of total revenues in the quarter ended June 30, 1997; and there were no international revenues in the comparable quarter in 1996. International revenues accounted for approximately 10% and 7% of total revenues in the six-month periods ended June 30, 1997 and 1996, respectively. The Company expects that international sales will continue to increase as a percentage of the Company's business in the future. As of June 30, 1997, all sales of the Company's products and substantially all purchases from the Company's vendors have been made in United States dollars and the Company expects this practice to continue in the foreseeable future. Therefore, the Company has not experienced, nor does it expect to experience in the near term, any material impact from fluctuations in foreign currency exchange rates on its results of operations or liquidity. If this practice changes in the future, the Company will reevaluate its foreign currency exchange rate risk.

     Gross profit. Systems gross profit as a percentage of systems revenues was 45.1% and 38.8% for the quarters ended June 30, 1997 and 1996, respectively. Systems gross profit as a percentage of systems revenues was 44.5% and 37.0% for the six-month periods ended June 30, 1997 and 1996, respectively. The increase in systems gross profit resulted from design improvements in the second generation video insertion product, lower costs of certain purchased components and subassemblies and the Company achieving manufacturing efficiencies as a result of increased volume. The Company does not believe that it can continue to maintain gross profit as a percentage of systems revenue at 45% or greater.

     Services gross profit as a percentage of services revenue was 2.8% for the quarter ended June 30, 1997 compared to a loss of 20.5% for the quarter ended June 30, 1996. Costs of services revenues exceeded services revenues by 2.9% and 25.4% for the six-month periods ended June 30, 1997 and 1996, respectively, primarily as a result of the costs associated with the Company building a service organization to support the installed base of systems. Improvements in the services gross profit in the quarter ended June 30, 1997 resulted from the timing of providing product and maintenance support and other services to the growing installed base of systems. The Company expects that it will continue to experience fluctuations in gross profit as a percentage of service revenue based on the timing of the service revenue in the future.

     Research and Development. Research and development expenses consist primarily of compensation of development personnel, depreciation of equipment and an allocation of related facility expenses. Research and development expenses increased to $2.8 million, or 13% of total revenues in the quarter ended June 30, 1997, from approximately $994,000, or 7% of total revenues in the comparable quarter in 1996. Research and development expenses increased to $5.2 million, or 13% of total revenues in the six-month period ended June 30, 1997, from $2.0 million, or 8% of total revenues in the comparable period in 1996. These increases were primarily attributable to the hiring and contracting of additional development personnel. All internal software research and development costs have been expensed by the Company. The Company expects that it will continue to devote increased resources to its research and development efforts in each of the remaining quarters of 1997. The Company anticipates that it will spend approximately $6.8 million on research and development during the six-month period ending December 31, 1997.

     Selling and Marketing. Selling and marketing expenses consist primarily of compensation of selling and marketing personnel, including sales commissions and travel expenses and certain promotional expenses. Selling and marketing expenses increased to $1.8 million, or 8% of total revenues in the quarter ended June 30, 1997, from $1.2 million, or 8% of total revenues in the comparable quarter in 1996. Selling and marketing expenses increased to $3.1 million, or 8% of total revenues in the six-month period ended June 30,1997, from $1.9 million, or 8% of total revenues in the comparable period in 1996. The increases in the dollar amounts were attributable to the hiring of additional selling and marketing personnel, expanded promotional activities, increased international selling efforts and an increase in commissions resulting from increased revenues. The Company expects that selling and marketing expenses will continue to increase in dollar amount as the Company hires additional personnel and expands selling and marketing activities for the remainder of 1997.

     General and Administrative. General and administrative expenses consist primarily of compensation of executive, finance, human resource and administrative personnel, legal and accounting services and an allocation of related facility expenses. General and administrative expenses increased to approximately $866,000, or 4% of total revenues in the quarter ended June 30, 1997, from approximately $568,000, or 4% of total revenues in the comparable quarter in 1996. General and administrative expenses increased to $1.8 million, or 5% of total revenues in the six-month period ended June 30,1997, from approximately $862,000, or 4% of total revenues in the comparable period in 1996. The increases were attributable to increased staffing to support the Company's growth, increased costs associated with being a public company and an increase in the allowance for doubtful accounts. The Company evaluates the credit risk of accounts receivable on a periodic basis and provides an allowance for doubtful accounts to provide for potential credit losses. Such losses to date have not exceeded management's expectations. The Company believes that its general and administrative expenses will continue to increase in dollar amount as a result of an expansion of the Company's administrative staff to support its growing operations.

     Interest Income. Interest income was approximately $187,000 and $52,000 in the quarters ended June 30, 1997 and 1996, respectively. Interest income was approximately $387,000 and $100,000 in the six-month periods ended June 30,1997 and 1996, respectively. The increase in interest income primarily resulted from tax-exempt interest earned on a higher invested balance primarily due to the net proceeds of $24.1 million from the initial public offering of the Company's Common Stock in November 1996.

     Provision for Income Taxes. The Company's effective tax rate was 38.0% and 38.6% for the quarters ended June 30, 1997 and 1996, respectively. The Company's effective tax rate was 38.0% and 38.5% for the six-month periods ended June 30, 1997 and 1996, respectively.

Liquidity and Capital Resources

     From inception through November 1996, the Company funded its operations primarily through cash provided by operations and the private sale of equity securities. In November 1996, in connection with the initial public offering of the Company's Common Stock, the Company received proceeds of $24.1 million.

     Cash and cash equivalents at June 30, 1997 was $14.9 million, an $8.5 million decrease from the December 31, 1996 balance of $23.4 million. Working capital increased to $30.1 million at June 30, 1997 from $26.6 million at December 31, 1996.

     Net cash used in operating activities was $7.5 million in the six-month period ended June 30, 1997 compared to cash provided by operating activities of approximately $905,000 in the comparable period in 1996. Net cash used in operating activities during the six-month period ended June 30, 1997 was primarily due to increased accounts receivable and inventories partially offset by an increase in accounts payable and net income adjusted for non-cash expenses including depreciation and amortization and an increase in the inventory valuation allowance. Accounts receivable increased from $7.4 million at December 31, 1996 to $20.1 million at June 30, 1997, an increase of $12.7 million, or 171%. The increase in accounts receivable is attributable to a number of factors, including turnover within the Company's collections department during the quarter ended June 30, 1997; increased revenues in the quarter ended June 30, 1997 of $21.9 million, compared to revenues of $12.0 million in the quarter ended December 31, 1996, an 82% increase; and the impact on the collection process due to the Company not consistently invoicing customers on a timely basis and the complexity of coordinating customers payments within their organizations. The Company's customers typically require coordination and agreement between their corporate headquarters, regional and local operators prior to remitting payment for capital expenditures.

     Net cash used in investing activities was $1.1 million in both the six-month period ended June 30, 1997 and 1996. Investing activities consisted primarily of purchases of property and equipment to support the Company's growth.

     Net cash provided by financing activities was approximately $123,000 for the six-month period ended June 30, 1997 compared with net cash used in financing activities of $1.7 million during the comparable period in 1996. For the six-month period ended June 30, 1997, cash provided by financing activities consisted of proceeds from the issuance of common stock upon the exercise of employee stock options. For the six-month period ended June 30, 1996, cash used in financing activities consisted primarily of the repurchase of shares of the Company's common stock from certain employees and directors of the Company, net of the repayment of notes receivable from stockholders.

     The Company has a $6.0 million revolving line of credit with a bank which expires in September 1997. Borrowings under the line of credit are secured by substantially all of the Company's assets. The loan agreement relating to the line of credit requires that the Company provide the bank with certain periodic financial reports and comply with certain financial ratios. As of June 30, 1997, the Company had not borrowed against the line.

     The Company anticipates that it will renew the revolving line of credit and believes that its existing cash, together with available borrowings under the line of credit, are sufficient to meet the Company's requirements for at least the next twelve months.

                          PART II.  OTHER INFORMATION

     Item 4. Submission of Matters to a Vote of Security Holders

          The annual meeting of stockholders was held on May 29, 1997. One proposal was submitted to stockholders as described in the Company's proxy statement dated April 29, 1997. The following is a brief description of the matter voted upon, the number of votes cast for and against the proposal, and the number of abstentions.

     1. To elect one Class I Director to serve on the Company's Board of Directors for a three-year term or until his successor has been duly elected and qualified.


           Nominee:                          William C. Styslinger, III
           Votes for Nominee:                9,356,801
           Votes Withheld From Nominee:      1,215


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

     Dated: August 12, 1997



     SEACHANGE INTERNATIONAL, INC.
     by:

      /s/ William C. Styslinger, III
     -------------------------------
     William C. Styslinger, III
     President, Chief Executive Officer,
     Chairman of the Board and Director


      /s/ Joseph S. Tibbetts, Jr.
     ----------------------------
     Joseph S. Tibbetts, Jr.
     Vice President, Finance and Administration,
     Chief Financial Officer, and Treasurer
     (Principal Financial and Accounting Officer)

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
