Form 10-Q
period 1997-09-30
SEACHANGE INTERNATIONAL INC
filed 1997-11-13
CIK 1019671

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                   FORM 10-Q

(Mark One)

 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended September 30, 1997

                             OR

 [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
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

YES  X  NO
    ---   ---

The number of shares outstanding of the registrant's Common Stock on November 6, 1997 was 12,960,614.

--------------------------------------------------------------------------------

                         SEACHANGE INTERNATIONAL, INC.

                               TABLE OF CONTENTS




PART I.   FINANCIAL INFORMATION                                         PAGE
                                                                        ----

          Item 1. Consolidated Financial Statements

          Consolidated Balance Sheet
          at December 31, 1996 and September 30, 1997..................  3

          Consolidated Statement of Income
          Three and Nine months ended September 30, 1996 and 1997......  4

          Consolidated Statement of Cash Flows
          Nine months ended September 30, 1996 and 1997................  5

          Notes to Consolidated Financial Statements...................  6

          Item 2. Management's Discussion and Analysis
          of Financial Condition and Results of Operations.............  7-9

PART II.  OTHER INFORMATION

          Item 2. Changes in Securities and Use of Proceeds............  10

          Item 6. Exhibits and Reports on Form 8-K.....................  10

SIGNATURES.............................................................  11

EXHIBIT INDEX..........................................................  12

EXHIBITS

                          SEACHANGE INTERNATIONAL, INC.
                           CONSOLIDATED BALANCE SHEET
                    (in thousands, except share-related data)



                                                                                 December 31,    September 30,
                                                                                     1996            1997
                                                                                -------------   ---------------
                                                                                                  (unaudited)

Assets
Current assets:
     Cash and cash equivalents                                                  $     23,394    $       13,403
     Accounts receivable, net of allowance for doubtful accounts
       of $173 at December 31, 1996 and $285 at September 30,  1997                    7,426            14,457
     Inventories                                                                       9,153            14,024
     Other current assets                                                                825             1,715
                                                                                -------------   ---------------
        Total current assets                                                          40,798            43,599

     Property and equipment, net                                                       4,705             5,342
     Other assets                                                                        532                82
                                                                                -------------   ---------------
                                                                                $      46,035    $       49,023
                                                                                =============   ===============


Liabilities and Stockholders' Equity
Current liabilities:
     Accounts payable                                                           $      7,305    $        7,365
     Accrued expenses                                                                  1,809             1,859
     Customer deposits                                                                 2,899               299
     Deferred revenue                                                                  2,192             2,968
                                                                                -------------   ---------------
        Total current liabilities                                                     14,205            12,491
                                                                                -------------   ---------------

Stockholders' Equity:
Common stock, $.01 par value; 50,000,000 shares authorized; 12,859,234 shares and 12,939,034 shares issued at December 31, 1996
     and September 30, 1997, respectively                                                129               129
Additional paid-in capital                                                            26,167            26,629
Retained earnings                                                                      5,534             9,774
                                                                                -------------   ---------------
        Total stockholders' equity                                                    31,830            36,532
                                                                                -------------   ---------------
                                                                                $     46,035    $       49,023
                                                                                =============   ===============



The accompanying notes are an integral part of these consolidated financial statements.

                         SEACHANGE INTERNATIONAL, INC.
                       CONSOLIDATED STATEMENT OF INCOME
                   (in thousands, except share-related data)


                                                         Three months ended                            Nine months ended
                                                           September 30,                                 September 30,
                                               ---------------------------------------     ----------------------------------------
                                                     1996                  1997                     1996                1997
                                               ------------------    -----------------     -----------------      -----------------
                                                  (unaudited)          (unaudited)              (unaudited)          (unaudited)
Revenues:
    Systems                                     $    11,738           $    13,188              $    34,644           $    50,168
    Services                                          1,188                 2,063                    2,636                 4,987
                                                -----------           -----------              -----------           -----------
                                                     12,926                15,251                   37,280                55,155
                                                -----------           -----------              -----------           -----------

Cost of revenues:

    Systems                                           6,665                 7,889                   21,095                28,425
    Services                                          1,055                 1,953                    2,871                 4,961
                                                -----------           -----------              -----------           -----------
                                                      7,720                 9,842                   23,966                33,386
                                                -----------           -----------              -----------           -----------
Gross profit                                          5,206                 5,409                   13,314                21,769
                                                -----------           -----------              -----------           -----------

Operating expenses:

    Research and development                          1,256                 3,159                    3,242                 8,325
    Selling and marketing                             1,125                 1,431                    3,035                 4,541
    General and administrative                          648                   792                    1,510                 2,588
                                                -----------           -----------              -----------           -----------
                                                      3,029                 5,382                    7,787                15,454
                                                -----------           -----------              -----------           -----------
    Income from operations                            2,177                    27                    5,527                 6,315
Interest income, net                                     37                   136                      137                   523
                                                -----------           -----------              -----------           -----------
    Income before income taxes                        2,214                   163                    5,664                 6,838
Provision for income taxes                              788                    61                    2,116                 2,598
                                                -----------           -----------              -----------           -----------
    Net income                                  $     1,426           $       102              $     3,548           $     4,240
                                                ===========           ===========              ===========           ===========
Net income per share                            $      0.12           $      0.01              $      0.31           $      0.32
                                                ===========           ===========              ===========           ===========
Weighted average common shares and
    equivalent common shares outstanding         11,590,450            13,344,863               11,587,933            13,388,634
                                                ===========           ===========              ===========           ===========


The accompanying notes are an integral part of these consolidated financial statements.

                         SEACHANGE INTERNATIONAL, INC.
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                       INCREASE (DECREASE) IN CASH FLOWS
                                (in thousands)


                                                                                     Nine months ended
                                                                                        September 30,
                                                                             -----------------------------
                                                                                   1996           1997
                                                                                ----------     ----------
                                                                                (unaudited)    (unaudited)
Cash flows from operating activities
   Net income                                                                    $  3,548      $  4,240
   Adjustments to reconcile net income to net cash
       used in operating activities:
          Depreciation and amortization                                             1,022         1,975
          Inventory valuation allowance                                               794         1,130
          Compensation expense associated with stock options                           36            45
          Deferred  income taxes                                                     (446)         (138)
          Changes in assets and liabilities:
             Accounts receivable                                                   (2,059)       (7,031)
             Inventories                                                           (8,107)       (6,880)
             Prepaid expenses and other assets                                        (91)         (763)
             Accounts payable                                                       2,709            60
             Accrued expenses                                                        (695)          250
             Customer deposits                                                      2,167        (2,600)
             Deferred revenue                                                         833           776
             Income taxes payable                                                    (503)         --
                                                                                 --------      --------
                Net cash used in operating activities                                (792)       (8,936)
                                                                                 --------      --------


Cash flows from investing activities
   Purchases of software                                                             (450)         --
   Purchases of property and equipment                                             (1,166)       (1,472)
                                                                                 --------      --------
                Net cash used in investing activities                              (1,616)       (1,472)
                                                                                 --------      --------


Cash flows from financing activities
   Proceeds from issuance of common stock                                               5           417
   Purchase of treasury stock                                                      (2,022)         --
   Repayments of note receivable from stockholders                                    290          --
                                                                                 --------      --------
                Net cash (used in) provided by financing activities                (1,727)          417
                                                                                 --------      --------

Net decrease in cash and cash equivalents                                          (4,135)       (9,991)
Cash and cash equivalents, beginning of period                                      6,184        23,394
                                                                                 --------      --------
Cash and cash equivalents, end of period                                         $  2,049      $ 13,403
                                                                                 ========      ========


Supplemental disclosure of noncash activity
  Transfer of items originally classified as inventories to
      fixed assets                                                               $  2,246      $    879
  Purchase of treasury stock in lieu of cash payment of
      notes receivable from stockholders                                         $    505      $   --



The accompanying notes are an integral part of these consolidated financial statements.

                         SEACHANGE INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              (UNAUDITED; IN THOUSANDS, EXCEPT SHARE-RELATED DATA)



1.   BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements include the accounts of SeaChange International, Inc. and its wholly-owned subsidiaries ("Company"). The Company believes that the unaudited consolidated financial statements reflect all adjustments (consisting of only normal recurring adjustments), necessary for a fair presentation of the Company's financial position, results of operations and cash flows at the dates and for the periods indicated. The results of operations for the three-month and nine-month periods ended September 30, 1997 are not necessarily indicative of results expected for the full fiscal year or any other future periods. The unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes for the year ended December 31, 1996, included in the Company's Annual Report on Form 10-K.

2.   NET INCOME PER SHARE

     Net income per share was determined by dividing net income by the weighted average number of common shares and common share equivalents outstanding during the period. Common share equivalents issued subsequent to September 1995, which are comprised of common stock options and Series B convertible preferred stock, have been included in the calculation for the three-month and nine-month periods ended September 30, 1996 pursuant to Securities and Exchange Commission Staff Accounting Bulletin No. 83.

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 (SFAS 128), "Earnings per Share." SFAS 128 establishes new standards for computing and presenting earnings per share and will be effective for the Company's interim and annual periods ending after December 15, 1997. Early adoption of the Statement is not permitted. SFAS 128 requires restatement of all previously reported earnings per share data that are presented. SFAS 128 replaces primary and fully diluted earnings per share with basic and diluted earnings per share. The Company has calculated the basic earnings per share to be $0.01 and $0.33 for the three-month and nine-month periods ended September 30, 1997, respectively. The presentation of basic earnings per share amounts for the comparable periods in 1996, while the Company was privately held, is not meaningful. The Company has calculated the fully diluted earnings per share to be $0.01 and $0.12 for the three-month periods ended September 30, 1997 and 1996, respectively, and $0.32 and $0.31 for the nine-month periods ended September 30, 1997 and 1996, respectively.



3.   INVENTORIES

     Inventories consist of the following:
                                           DECEMBER 31,   SEPTEMBER 30,
                                               1996           1997
                                           ------------   -------------

     Components and assemblies               $ 6,525        $ 12,852
     Finished products                         2,628           1,172
                                             -------        --------
                                             $ 9,153        $ 14,024
                                             =======        ========

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FACTORS THAT MAY AFFECT FUTURE RESULTS

     Any statements contained in this Form 10-Q that do not describe historical facts, including without limitation statements concerning expected revenues, earnings, product introductions and general market conditions, may constitute forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. Any such forward-looking statements contained herein are based on current expectations, but are subject to a number of risks and uncertainties that may cause actual results to differ materially from expectations. The factors that could cause actual future results to differ materially from current expectations include the following: fluctuations in demand for the Company's products and services; the Company's ability to manage its growth; the Company's ability to develop, market and introduce new and enhanced products and services on a timely basis; the rapid technological change which characterizes the Company's markets; the Company's significant concentration of customers; the Company's dependence on certain sole source suppliers and third-party manufacturers; the risks associated with international sales as the Company expands its markets; and the ability of the Company to compete successfully in the future. Further information on factors that could cause actual results to differ from those anticipated is detailed in various publicly available documents made by the Company from time to time with the Securities and Exchange Commission, including but not limited to, those appearing under the caption "Certain Risk Factors" in the Company's Annual Report on Form 10-K dated March 28, 1997. Any forward-looking statements should be considered in light of those factors.

RESULTS OF OPERATIONS

     REVENUES. The Company's systems revenues consist primarily of sales of its digital video insertion products, including its digital ad insertion products as well as its movie system products, a new version of which was introduced in the quarter ended September 30, 1997. Systems revenues increased by 12% to $13.2 million for the quarter ended September 30, 1997, from $11.7 million in the comparable quarter in 1996. Systems revenues increased by 45% to $50.2 million for the nine-month period ended September 30, 1997, from $34.6 million in the comparable period in 1996. The increase in systems revenues for the quarter ended September 30, 1997 compared to the same period in 1996 resulted primarily from $2.5 million of movie system sales during the quarter. The increase in systems revenues for the nine-month period ended September 30, 1997, resulted primarily from the increase in the number of digital video insertion systems sold to television operators primarily in the United States. The Company does not expect sales of its digital ad insertion products to grow over the next twelve months as compared to the $57.7 million in such revenue for the twelve months ended September 30, 1997, primarily due to anticipated spending by U.S. cable operators and slowness in the development of the international market for such products. The Company anticipates any future growth in systems revenue to come from its movie system products, a new version of which was introduced in the quarter ended September 30, 1997, and its broadcast products which are expected to be introduced in the first half of 1998.

     The Company's services revenues consist of fees for installation, training, product maintenance and technical support services. The Company's services revenues increased by 74% to $2.1 million for the quarter ended September 30, 1997, from approximately $1.2 million in the comparable quarter in 1996. The Company's services revenues increased by 89% to $5.0 million for the nine-month period ended September 30, 1997, from $2.6 million in the comparable period in 1996. The increase in services revenues primarily resulted from the increase in product sales and renewals of maintenance and support contracts related to the growing installed base of systems.

     For the quarters and nine-month periods ended September 30, 1997 and 1996, certain customers accounted for more than 10% of the Company's total revenues. Individual customers accounted for 20%, 17% and 12% of total revenues in the quarter ended September 30, 1997 and 36% and 12% of total revenues in the quarter ended September 30, 1996. Individual customers accounted for 27%, 17% and 12% of total revenues in the nine-month period ended September 30, 1997 and 30%, 13% and 11% in the nine-month period ended September 30, 1996.

     International revenues accounted for approximately 14% and 8% of total revenues in the quarters ended September 30, 1997 and 1996, respectively. International revenues accounted for approximately 11% and 7% of total revenues in the nine-month periods ended September 30, 1997 and 1996, respectively. The Company expects that international sales will continue to increase as a percentage of the Company's business in the future. As of September 30, 1997, all sales of the Company's products and substantially all purchases from the Company's vendors have been made in United States dollars and the Company expects this practice to continue in the foreseeable future. Therefore, the Company has not experienced, nor does it expect to experience in the near term, any material impact from fluctuations in foreign currency exchange rates on its results of operations or liquidity. If this practice changes in the future, the Company will reevaluate its foreign currency exchange rate risk.

     GROSS PROFIT. Systems gross profit as a percentage of systems revenues was 40.2% and 43.2% for the quarters ended September 30, 1997 and 1996, respectively. Systems gross profit as a percentage of systems revenues was 43.3% and 39.1% for the nine-month periods ended September 30, 1997 and 1996, respectively. The decrease in systems gross profit in the quarter ended September 30, 1997 is primarily attributable to the Company not achieving expected manufacturing efficiencies as a result of less than expected manufacturing volume. The increase in systems gross profit between the nine-month periods ended September 30, 1997 and 1996 resulted from design improvements in the second generation video insertion product and lower costs of certain purchased components and subassemblies.

     Services gross profit as a percentage of services revenue was 5.3% for the quarter ended September 30, 1997 compared to 11.2% for the quarter ended September 30, 1996. Services gross profit as a percentage of services revenue was .5% for the nine-month period ended September 30, 1997 compared to a loss of 8.9% for the nine-month period ended September 30, 1996. Fluctuations in the services gross profit resulted from the timing of providing product and maintenance support and other services to the growing installed base of systems and as a result of the costs associated with the Company building a service
organization to support the installed base of systems.   The Company expects
that it will continue to experience fluctuations in gross profit as a percentage of service revenue based on the timing of the service revenue in the future.

     RESEARCH AND DEVELOPMENT. Research and development expenses consist primarily of compensation of development personnel, including independent contractors, depreciation of equipment and an allocation of related facility expenses. Research and development expenses increased to $3.2 million, or 21% of total revenues in the quarter ended September 30, 1997, from approximately $1.3 million, or 9% of total revenues in the comparable quarter in 1996. Research and development expenses increased to $8.3 million, or 15% of total revenues in the nine-month period ended September 30, 1997, from $3.2 million, or 10% of total revenues in the comparable period in 1996. These increases were primarily attributable to the hiring and contracting of additional development personnel. All internal software research and development costs have been expensed by the Company. The Company expects that research and development expenses will continue to increase in dollar amount as the Company continues its development of new and existing products for the remainder of 1997.

     SELLING AND MARKETING. Selling and marketing expenses consist primarily of compensation of selling and marketing personnel, including sales commissions and travel expenses, and certain promotional expenses. Selling and marketing expenses increased to $1.4 million, or 9% of total revenues in the quarter ended September 30, 1997, from $1.1 million, or 9% of total revenues in the comparable quarter in 1996. Selling and marketing expenses increased to $4.5 million, or 8% of total revenues in the nine-month period ended September 30, 1997, from $3.0 million, or 8% of total revenues in the comparable period in 1996. The increases in the dollar amounts were attributable to the hiring of additional selling and marketing personnel, expanded promotional activities, increased international selling efforts and an increase in commissions resulting from increased revenues. The Company expects that selling and marketing expenses will continue to increase in dollar amount as the Company hires additional personnel and expands selling and marketing activities for the remainder of 1997.

     GENERAL AND ADMINISTRATIVE. General and administrative expenses consist primarily of compensation of executive, finance, human resource and administrative personnel, legal and accounting services and an allocation of related facility expenses. General and administrative expenses increased to approximately $792,000, or 5% of total revenues in the quarter ended September 30, 1997, from approximately $648,000, or 5% of total revenues in the comparable quarter in 1996. General and administrative expenses increased to $2.6 million, or 5% of total revenues in the nine-month period ended September 30, 1997, from approximately $1.5 million, or 4% of total revenues in the comparable period in 1996. The increases were attributable to increased staffing to support the Company's growth, and costs associated with being a public company. The Company believes that its general and administrative expenses will continue to increase in dollar amount as a result of an expansion of the Company's administrative staff to support its growing operations.

     INTEREST INCOME. Interest income was approximately $136,000 and $37,000 in the quarters ended September 30, 1997 and 1996, respectively. Interest income was approximately $523,000 and $137,000 in the nine-month periods ended September 30, 1997 and 1996, respectively. The increases in interest income during these periods primarily resulted from tax-exempt interest earned on a higher invested balance during these periods.

     PROVISION FOR INCOME TAXES. The Company's effective tax rate was 37.4% and 35.6% for the quarters ended September 30, 1997 and 1996, respectively. The Company's effective tax rate was 38.0% and 37.4% for the nine-month periods ended September 30, 1997 and 1996, respectively. The Company anticipates its effective tax rate to be 38.0% for the year ended December 31, 1997

LIQUIDITY AND CAPITAL RESOURCES

     From inception through November 1996, the Company funded its operations primarily through cash provided by operations and the private sale of equity securities. In November 1996, in connection with the initial public offering of the Company's Common Stock, the Company received proceeds of $24.1 million.

     Cash and cash equivalents at September 30, 1997 was $13.4 million, a $10.0 million decrease from the December 31, 1996 balance of $23.4 million. Working capital increased to $31.1 million at September 30, 1997 from $26.6 million at December 31, 1996.

     Net cash used in operating activities was $8.9 million in the nine-month period ended September 30, 1997 compared to cash used in operating activities of approximately $792,000 in the comparable period in 1996. Net cash used in operating activities during the nine-month period ended September 30, 1997 was primarily due to increased accounts receivable and inventories and a decrease in customer deposits partially offset by an increase in net income adjusted for non-cash expenses including depreciation and amortization and inventory valuation allowance. Accounts receivable increased from $7.4 million at December 31, 1996 to $14.5 million at September 30, 1997, an increase of $7.0 million, or 95%. The increase in accounts receivable is attributable to a number of orders in the quarter, whereby the required deposit was not collected by September 30, 1997 and the complexity of customers coordinating payments within their organizations. The Company's customers typically require coordination and agreement between their corporate headquarters, regional and local operators prior to remitting payment for capital expenditures. Inventories increased from $9.2 million at December 31, 1996 to $14.0 million at September 30, 1997, an increase of $4.8 million, or 53%. The increase in inventories is primarily attributable to the purchase of inventories during the quarter ended September 30, 1997 in anticipation of greater revenues than were recognized. Customer deposits decreased from $2.9 million at December 31, 1996 to approximately $299,000 at September 30, 1997, a decrease of $2.6 million, or 90%, resulting from a higher level of deposits at December 31, 1996 from customers in advance of the Company's ability to fulfill such orders.

     Net cash used in investing activities was $1.5 million and $1.6 million in the nine-month periods ended September 30, 1997 and 1996, respectively. Investing activities consisted primarily of purchases of property and equipment to support the Company's growth.

     Net cash provided by financing activities was approximately $417,000 for the nine-month period ended September 30, 1997 compared with net cash used in financing activities of $1.7 million during the comparable period in 1996. For the nine-month period ended September 30, 1997, cash provided by financing activities consisted of proceeds from the issuance of common stock upon the exercise of employee stock options. For the nine-month period ended September 30, 1996, cash used in financing activities consisted primarily of the repurchase of shares of the Company's common stock from certain employees and directors of the Company, net of the repayment of notes receivable from stockholders.

     The Company has a $6.0 million revolving line of credit with a bank which expired in September 1997. The renewal of the line of credit has been approved by the bank and is in the process of being executed. Borrowings under the line of credit are secured by substantially all of the Company's assets. The loan agreement relating to the line of credit requires that the Company provide the bank with certain periodic financial reports and comply with certain financial ratios. As of September 30, 1997, the Company had not borrowed against the line.

     The Company believes that its existing cash, together with available borrowings under the line of credit, when renewed, are sufficient to meet the Company's requirements for at least the next twelve months.

                          PART II.  OTHER INFORMATION



     ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

          (b)  Use of Proceeds

     On November 4, 1996, the Company's Registration Statement on Form S-1 (File No. 333-12233) became effective. The Company has filed an initial report on Form SR on February 11, 1997, disclosing the sale of securities and the use of proceeds through December 31, 1996, and Amendment No. 1 to Form SR on August 11, 1997, disclosing the use of proceeds through June 30, 1997. The net proceeds from this offering were $24,069,800. As of September 30, 1997, no information has changed from Amendment No. 1 except for the use of proceeds. The following describes the use of proceeds from the effective date November 4, 1996 through September 30, 1997.

                                                          Direct or Indirect
     Use of Proceeds:                                      Payment to Others
                                                          ------------------

     Purchase and installation of machinery and equipment         $  1,472,000
     Working capital                                              $ 11,321,800

     Temporary Investment (specify):                              Amount
                                                                  ------

     Money Market                                                 $  1,278,000
     Municipal Bonds and Notes                                    $  9,998,000

     None of the above payments were made to directors, officers or to persons owning 10% or more of any class of equity securities of the Company, other than in the ordinary course of business, or to the affiliates of the Company.

     ITEM 6. EXHIBITS AND REPORTS ON FROM 8-K

          (a)  Exhibits
                 Exhibit 10:  Amended and Restated 1996 Employee Stock Purchase Plan
                 Exhibit 11:  Computation of Net Income Per Share
                 Exhibit 27:  Financial Data Schedule (For SEC Edgar
                              Filing Only; Intentionally Omitted)

          (b)  Reports on Form 8-K
                 No reports on Form 8-K were filed during the period.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, SeaChange International, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

     Dated: November 13, 1997



     SEACHANGE INTERNATIONAL, INC.
     by:

        /s/ William C. Styslinger, III
      --------------------------------
     William C. Styslinger, III
     President, Chief Executive Officer,
     Chairman of the Board and Director


        /s/ Joseph S. Tibbetts, Jr.
      -----------------------------
     Joseph S. Tibbetts, Jr.
     Vice President, Finance and Administration,
     Chief Financial Officer, and Treasurer
     (Principal Financial and Accounting Officer)

                         SEACHANGE INTERNATIONAL, INC.

                                 EXHIBIT INDEX

    EXHIBIT NUMBER                          Description                                   Page
    --------------                          ------------                                  ----
          10            Amended and Restated 1996 Employee Stock Purchase Plan            13-20
          11            Computation of Net Income Per Share                                21
          27            Financial Data Schedule (For SEC Edgar Filing Only;
                        Intentionally Omitted)                                             22