Form 10-K
period 1997-12-31
SEACHANGE INTERNATIONAL INC
filed 1998-03-31
CIK 1019671

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-K

             [X]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                    For the fiscal year ended December 31, 1997

                       Commission File Number:  0-21393

                          SEACHANGE INTERNATIONAL, INC.
              (Exact name of registrant as specified in its charter)

          Delaware                                        04-3197974
(State or other jurisdiction of                (IRS Employer Identification No.)
incorporation or organization)

                      124 Acton Street, Maynard, MA 01754
         (Address of principal executive offices, including zip code)

      Registrant's telephone number, including area code:  (978) 897-0100


SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:  NONE

SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                          COMMON STOCK, $.01 PAR VALUE
                          ----------------------------

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceeding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [_].

As of March 23, 1998 the aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing price for the registrant's Common Stock on the Nasdaq National Market on such date was $50,401,890. The number of shares of the registrant's Common Stock outstanding as of the close of business on March 23, 1998 was 13,595,019.

DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the definitive Proxy Statement in connection with the Annual Meeting of Stockholders to be held on or about May 21, 1998 to be filed pusuant to Regulation 14A are incorporated by reference into Part III of this Form 10-K.

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

ITEM 1.  BUSINESS

  SeaChange International, Inc. ("SeaChange"or the "Company") provides products to digitally manage, store and distribute digital video for television operators and telecommunications companies. The Company's products utilize its proprietary distributed application software and standard industry components to automate the management and distribution of video streams including advertisements, movies, news and other video programming requiring precise, accurate and continuous execution. The Company's digital video products are designed to provide higher image quality and to be more reliable, easier to use and less expensive than video tape-based systems. In addition, SeaChange's products enable its customers to increase revenues by offering more targeted services such as geography-specific spot advertising and video-on-demand movies.

SeaChange's products address a number of specific markets. The SeaChange SPOT System is the leading digital advertisement insertion system for the multichannel television market in terms of installations in the United States, based on currently available industry sources and the Company's internal data. The SeaChange SPOT System encodes analog video forms such as advertisements and news, stores them in remote or local digital libraries, and inserts them automatically into television network streams. The SPOT System provides high run-rate accuracy and video image quality, permits geographic and demographic specificity of advertisements and reduces operating costs. The Company also sells two variants of this product-SPOT PRO which provides ad insertion capability to small to mid-size television stations, and the SeaChange SPOT Long Form System, a long-form video storage and delivery product for cable television operators and telecommunications companies. The Company also sells the SeaChange Movie System, which provides long-form video storage and delivery for the pay-per-view movie markets and the SeaChange GuestServe System for delivering video-
on-demand and other services to hotels.   The SeaChange Advertising Management
Software operates in conjunction with the SeaChange SPOT System to automate and simplify complex sales, scheduling and billing processes for the multichannel television market. The Company also sells its Video Server 100, which is designed to store and distribute video streams of various lengths, and MediaCluster, SeaChange's proprietary software technology that enables multiple Video Server 100s to operate together as an integrated video server, to systems integrators and value added resellers ("VARs"). In addition, the Company is developing its Broadcast MediaCluster systems for the broadcast television industry for storage, archiving, on-air playback of advertising and other video programming. The Company is also developing its video-on-demand system to allow cable television and other telecommunication companies to offer interactive services to its subscribers.

  The Company was incorporated in Delaware in July 1993.

INDUSTRY BACKGROUND

  Television operators, the largest users of professional quality video, historically have relied on videotape technology for the storage and distribution of video streams. These systems, which use video tapes as the primary mechanism for the storage and distribution of video, have substantial limitations. Video tapes and their associated playback mechanisms are subject to mechanical failure and generational loss of video quality. Tape-based systems also require significant manual intervention, which makes them expensive and cumbersome to operate and also limits their flexibility for programming changes. Finally, video tapes are bulky and have limited storage capacity.

  Over the past decade, the limitations of video tape-based systems have become increasingly apparent. Changes in government regulation and increased competition have forced television operators to seek new revenue sources and reduce costs. In addition, television operators are increasingly seeking to offer new and enhanced video services while simultaneously improving the efficiency of their operations. While video tape-based systems are sufficient for some traditional applications, they do not meet the performance and cost requirements of these new, targeted applications.


  Cable Television Operators & Telecommunications Companies

  According to industry sources, there are approximately 12,000 cable systems currently in the United States, serving over 70 million households. In 1997, 97% of all cable systems provided over 30 channels of programming to their subscribers. Because cable television programming is sent over broadband lines, operators can segment and target their programming to viewers in selected geographies. In addition, the continuing growth in cable television's multiple specialized programming networks, such as CNN, MTV and ESPN and other networks such as Black Entertainment Television, the Discovery Channel and Nickelodeon, allow advertisers to target viewers in selected demographic profiles.

  Despite this advantage over television broadcasters, cable television operators historically have not realized advertising revenues in proportion to their share of television viewers. According to industry sources, in 1997, 46% of all television viewers were watching cable networks, yet cable television advertising revenue accounted for only 19.5% of the total television advertising revenue. In addition, advertising represents the major source of revenue for television broadcasters, while most cable television operators derive less than 5% of their gross revenue from advertising. The limitations of video tape-based technology are a major factor which has prevented cable television operators from historically exploiting their advantages over television broadcasters. These systems are difficult to manage in multichannel and multi-zone environments, resulting in relatively poor video insertion accuracy and high operating costs.

  Video-on-demand represents a new opportunity for cable television operators. Increased channel capacity through the installation of fiber optic cables is providing many cable television operators with the capacity to offer video-on-demand programming capability to hotels and apartments using existing analog set-top technology. However, wide deployment to residential subscribers is not as practical or feasible with existing analog technology. The initial deployment of the digital set-top which is necessary to making wide scale video-on-demand practical, is expected in 1998.

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

  In addition, many broadcasters are contemplating the use of the cable infrastructure for the delivery of geography-specific advertising. These broadcasters will insert targeted advertising into their television signals and distribute them directly, often via microwave, to cable operators' distribution sites. If this application develops, television operators will require video storage and delivery systems that can effectively manage and deliver multiple television signals to targeted markets. In late 1998 several television stations in major markets are expected to begin broadcasting Digital Television
(DTV) signals. The advent of DTV is expected to increase the demand for digital storage, retrieval, and distribution technology.


THE SEACHANGE SOLUTION

  SeaChange develops, markets and supports digital video solutions designed to enhance its customers' ability to store, retrieve, manage and distribute short- and long-form video streams, including advertisements, movies, news updates and other video programming requiring precise, accurate and continuous execution. The Company's solutions are based on five core areas of functionality: (i) real-time conversion of analog video into digital video format; (ii) storage and retrieval of video content to and from digital libraries; (iii) scheduled distribution of video streams between digital libraries via local and wide area data networks; (iv) delivery of video streams over single and multiple channels; and (v) management of video sales, scheduling, billing and execution of related business transactions.

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

  Provide Superior Customer Service and Support.   The Company's products
  operate in environments where continuous operation is critical. As a result, the Company believes that providing a high level of service and support gives it a competitive advantage and is a differentiating factor in developing key customer relationships. The Company's in-depth industry and application knowledge allows it to better understand the service needs of its customers. As of December 31, 1997, more than 30% of the Company's employees were dedicated to customer service and support, including project design and implementation, installation and training. In addition, using remote diagnostic and communications features embedded in the Company's products, the service organization has the ability to monitor the performance of customer installations and, in most cases, rectify problems remotely. Customers have access to service personnel via 24-hour, seven-day a week telephone support.

PRODUCTS

  SeaChange develops digital video products and related applications for the television industry. Its products are marketed to cable television operators, telecommunication companies, television broadcasters, systems integrators and VARs.

  SeaChange SPOT System

  The SeaChange SPOT System automates the complex process of advertisement insertion across multiple channels and geographic zones for cable television operators and telecommunications companies. Through its proprietary software, the SeaChange SPOT System allows cable television operators to insert local and regional advertisements and other short-form video streams into the time allocated for these video streams by cable television networks such as CNN, MTV, ESPN, Black Entertainment Television, the Discovery Channel and Nickelodeon.

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

  SeaChange has developed two additional product offerings, the SeaChange SPOT Long Form System ("the SeaChange SPOT LF System") and the SeaChange SPOT PRO System, that are based on the SeaChange SPOT System technology. The SeaChange SPOT LF System, which employs the same underlying technology and basic functionality of the SeaChange SPOT System, is designed to be a platform for the delivery of long-form video streams in a multichannel environment. The SeaChange SPOT LF System is designed to permit television operators to store, manage and distribute long-form video streams, such as movies, infomercials and other local origination programming. The SeaChange SPOT PRO System, also employs the same underlying technology and basic functionality of the SeaChange SPOT System and is designed to be a platform for the delivery of advertising and other video content in a small to mid-sized television broadcast environment.

The selling price for all SeaChange SPOT Systems ranges from under $100,000 to several million dollars with an average system selling price of approximately $250,000.


  SeaChange Advertising Management Software

  The SeaChange Advertising Management Software (formerly Traffic and Billing Software) is designed to permit television operators to manage advertising sales, scheduling, packaging and billing operations. This product provides advertising sales executives with: (i) management performance reports; (ii) inventory tracking; and (iii) order entry, billing and accounts receivable management. Advetising Management Software can be integrated with the SeaChange SPOT System and is also compatible with many other advertisement insertion systems currently in use.

   Movie and Interactive Products

  SeaChange GuestServe System. The SeaChange GuestServe System is a platform for the storage and delivery of long-form video streams, particularly movies and interactive services such as Hotel Checkout. SeaChange had worked together with IPC Interactive Pte. Ltd. (''IPC''), a provider of video-on-demand systems, to integrate IPC's Guestnet system and its related movie programming with the SeaChange MediaCluster Technology. On December 10, 1997, the Company acquired IPC. The system is designed to permit viewers in hotels and apartments to choose particular movies on demand and also offers a variety of ancillary interactive services, such as hotel checkout and advertisements. SeaChange is marketing the SeaChange GuestServe System featuring movie programming to cable television operators who package these services with their television services and sell to hotels and apartments. The Company is currently developing other interactive services such as Internet Access and Computer Games.

  The integrated system consists of user interfaces and application hardware and software, including set-top boxes and remote control devices, and SeaChange's MediaCluster technology and software architecture for the delivery and storage of movies. The video servers are installed at the cable headend and the video is delivered over a dedicated fiber optic line. The integrated system is designed to provide cable television operators with a new source of revenue and a competitive advantage over the encroaching services of direct broadcast satellite companies. The SeaChange GuestServe System has an average selling price of approximately $1,000,000.

  The SeaChange Movie System. The SeaChange Movie System provides cable television operators, pay-per-view (PPV) movie service providers and Direct-to-Home (DTH) providers with capability to originate multiple PPV movie channels or any other scheduled video programming. The Movie System includes SeaChange MediaCluster technology for storage and delivery of the video programming as well as an MPEG-2 encoder for capturing movies from video tape, and scheduling software and hardware to enable creating programming schedules for the PPV channels. This system includes fault resiliency in both the video server technology and scheduling technology so as to insure the highest levels of up time. The SeaChange Movie System has an average selling price of approximately $500,000.

  Interactive Television. SeaChange is developing technology and product for the Interactive Television (VOD) market. This product will work over two way cable television systems with digital set-top boxes and will be based on SeaChange's MediaCluster technology.


  Broadcast Television Products

  SeaChange plans to introduce products to the broadcast market in 1998.

  SeaChange Broadcast MediaCluster.   The SeaChange Broadcast MediaCluster
System is designed to provide high quality, MPEG-2 4:2:2 based video storage and playback for use with automation systems in broadcast television stations. This product is intended to replace on-air tape decks used to store and play back advertising from video tape cart systems and, in some cases, to replace the cart systems themselves. The SeaChange Broadcast MediaCluster is designed for customers in larger broadcast television markets which use station automation systems or to smaller markets using control software included with the system.

  The System is designed to simultaneously record, encode, store to a disk and play video content, using SeaChange designed MPEG-2 4:2:2 compression and decompression hardware. This product is designed to seamlessly integrate into television broadcasters' current tape-based operations and meet the high performance requirements of television broadcasters.

  OEM Products

  Video Server 100 (and variants). The Video Server 100, which is the Company's second generation video server, is designed to store and distribute video streams of various lengths. The Video Server 100 together with the MediaCluster provides the base technology for all of SeaChange's digital video products. The Video Server 100 is offered to systems integrators and VARs as a platform for the storage and delivery of primarily short-form video in a wide range of applications.

  The Video Server 100 provides custom power and packaging and software for use in professional video applications. It has features such as RAID and a redundant power supply to enable the continuous uninterrupted airing of video. The Video Server 100 uses industry standard components, which differentiates it from various video servers based on proprietary processors and specialized hardware components and operating systems.

  MediaCluster.   MediaCluster is SeaChange's proprietary software technology that enables multiple Video Server 100s to operate together as an integrated video server. While the Video Server 100 is the base technology for short-form video applications, MediaCluster serves as the base technology for primarily long-form video applications.

  Through its software architecture, MediaCluster can join multiple SeaChange Video Servers to support large-scale applications by storing large amounts of video data and delivering multiple video streams, with no single point of failure in the system. The Company currently has a patent application pending for its MediaCluster technology.

  The Company established a subsidiary, SeaChange Systems, Inc., at its Greenville, New Hampshire location for the manufacture, development and OEM sale of the Video Server 100 and MediaCluster products. Certain employees of the Company and subsidiary have been granted stock options to acquire up to a 20% interest in the subsidiary and the Company owns the remaining interest in the subsidiary. The Company intends that the subsidiary will license the necessary technology from the Company and will manufacture these products on a contract basis for the Company. The subsidiary will have the right to sell these products to OEM customers that do not compete with the Company. The Company intends to provide administrative and management services and, at least initially, selling and marketing and customer support services, to the subsidiary on a negotiated fee basis. It is expected that the subsidiary will conduct research and development on video server-based products, including the Video Server 100 and MediaCluster products, and will license all developments to the Company on a royalty-free basis. It is intended that after December, 1999, the Company will have the right, but not the obligation, to acquire the interest from the employees at fair market value.

CUSTOMER SERVICE AND SUPPORT

  The Company installs, maintains and supports its products in North America, Asia, South America and Europe. Annual maintenance contracts are generally required for the first year of a customer's use of the Company's products and customers are billed for the initial maintenance fee at the time of the placement of the purchase order. The maintenance contracts are renewable on an annual basis. The Company also offers basic and advanced formal on-site training for customer employees at the time of product installation. The Company currently provides installation, maintenance and support to international customers but, in the future, plans to provide such services through agents and distributors. Pursuant to the acquisition of IPC, the Company also provides movie content in conjunction with sales of the SeaChange GuestServe System. In addition, as a result of the acquisition the Company acquired contracts varying from three to five years, whereby, the Company will continue to operate IPC's tape based systems for hotels.

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


  The Company's customer base is highly concentrated among a limited number of large customers, primarily due to the fact that the cable and telecommunications industries in the United States are dominated by a limited number of large companies. A significant portion of the Company's revenues in any given fiscal period have been derived from substantial orders placed by these large organizations. In 1995, 1996 and 1997, revenues from the Company's five largest customers represented approximately 91%, 76% and 68%, respectively, of the Company's total revenues. Customers accounting for more than 10% of total revenues consisted of Continental Cablevision (29%), Tele-Communications, Inc. (29%), Time Warner, Inc. (16%) and Cox Communications, Inc. (12%) in 1995; Tele-Communications, Inc. (29%), U.S. West Media Group (17%), Comcast Corporation (13%) and Time Warner, Inc. (12%) in 1996; and Tele-Communications, Inc. (24%), Time Warner, Inc. (18%) and Comcast Corporation (10%) in 1997. The Company expects that it will continue to be dependent upon a limited number of customers for a significant portion of its revenues in future periods. As a result of this customer concentration, the Company's business, financial condition and results of operations could be materially adversely affected by the failure of anticipated orders to materialize and by deferrals or cancellations of orders as a result of changes in customer requirements or new product announcements or introductions.

  The Company believes that its backlog at any particular time is not meaningful as an indicator of its future level of sales for any particular period. Because of the nature of the Company's products and its use of standard components, substantially all of the backlog at the end of a quarter can be manufactured by the Company and is intended to be shipped by the end of the following quarter. However, because of the requirements of particular customers, the seasonality of the business and, in respect to certain sales, the acceptance criteria necessary for revenue recognition, such backlog may not be shipped or, if shipped, the related revenues may not be recognized in such quarter. Therefore, there is no direct correlation between the backlog at the end of any quarter and the Company's total sales for the following quarter or other periods.

SELLING AND MARKETING

  The Company sells and markets its products in the United States primarily through a direct field sales organization and internationally primarily through independent agents and distributors, complemented by a coordinated marketing effort of the Company's marketing group. Direct sales activities in the United States are conducted from the Company's Massachusetts headquarters and six field offices. In October 1996, the Company entered into an exclusive sales and marketing representative agreement with a private Italian company which covers continental Europe. The Company also markets certain of its products, namely the Video Server 100 and MediaCluster, to systems integrators and VARs. As of December 31, 1997, the Company's selling and marketing organization consisted of 28 people.

  In light of the complexity of the Company's digital video products, the Company primarily employs a consultative direct sales process. Working closely with customers to understand and define their needs enables the Company to obtain better information regarding market requirements, enhance its expertise in its customers' industries and more effectively and precisely convey to customers how the Company's solutions address the customer's specific needs. In addition to the direct sales process, customer references and visits by potential customers to sites where the Company's products are in place are often critical in the sales process.

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

  The Company's research and development expenditures totaled approximately $2.4 million, $5.4 million and $11.8 million for the years ended December 31, 1995, 1996 and 1997, respectively. See discussion below regarding the write-off of acquired in-process research and development in 1997. At December 31, 1997, 90 employees were engaged in research and product development. The Company believes that the experience of its product development personnel is an important factor in the Company's success. The Company performs its research and product development activities at its headquarters and in offices in Greenville, New Hampshire, Duluth, Georgia, Englewood, Colorado and Novato, California. The Company has historically expensed its direct research and development costs as incurred.

  The Company has a variety of new products being developed and tested, including video-on-demand products for cable television operators and telecommunications companies, Broadcast MediaCluster systems for television broadcasters and interactive television. There can be no assurance that the Company will be able to successfully develop and market such products, or to identify, develop, manufacture, market or support other new products or enhancements to its existing products successfully or on a timely basis, that new Company products will gain market acceptance, or that the Company will be able to respond effectively to product announcements by competitors or technological changes.

ACQUIRED IN-PROCESS RESEARCH AND DEVELOPMENT

   In connection with the acquisition of IPC, $5,290,000 of the purchase price, based on upon an independent appraisal, was allocated to in-process research and development, resulting in an immediate charge to the Company's operations as of the date of acquisition. The amount allocated to in-process research and development represented technology which had not reached technological feasability and did not have an alternative future use. The Company intends to continue developing this in-process technology over the next year as a means of increasing the marketability of the Company's movie systems.


MANUFACTURING

  The Company's manufacturing operations are located at facilities in Maynard, Massachusetts, Greenville, New Hampshire and Novato, California. The manufacturing operations in Massachusetts consist primarily of component and subassembly procurement, system integration and final assembly, testing and quality control of the complete systems. The Company's operations in New Hampshire consist primarily of component and subassembly procurement, video server integration and final assembly, testing and quality control of the video servers. The Company's operations in Novato, California consist primarily of component and subassembly procurement, system integration and final assembly, testing and quality control of the SeaChange GuestServe System. The Company relies on independent contractors to manufacture components and subassemblies to the Company's specifications. Each of the Company's products undergoes testing and quality inspection at the final assembly stage.

  The Company attempts to use standard parts and components available from multiple vendors. Certain components used in the Company's products, however, are currently purchased from a single source, including a computer chassis manufactured by Trimm Technologic Inc., a disk controller manufactured by Mylex Corporation, an MPEG-2 decoder card manufactured by Vela Research, Inc., set-top boxes manufactured by IPC Corp. and an MPEG-2 encoder manufactured by Optivision, Inc. While the Company believes that there are alternative suppliers available for the foregoing components, the Company believes that the procurement of such components from alternative suppliers would take anywhere from 45-120 days. There can be no assurance that such alternative components would be functionally equivalent or would be available on a timely basis or on similar terms. The Company purchases several other components from a single supplier, although the Company believes that alternative suppliers for such components are readily available on a timely basis. The Company generally purchases sole source or other components pursuant to purchase orders placed from time to time in the ordinary course of business and has no written agreements or guaranteed supply arrangements with its sole source suppliers. The Company has experienced quality control problems and supply shortages for sole source components in the past and there can be no assurance that the Company will not experience significant quality control problems or supply shortages for these components in the future. The Company has begun to increase its inventory of these components. However, any interruption in the supply of such single source components could have a material adverse effect on the Company's business, financial condition and results of operations. Because of the Company's reliance on these vendors, the Company may also be subject to increases in component costs which could adversely affect the Company's business, financial condition and results of operations.

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

  In the digital advertisement insertion market, the Company generally competes with Channelmatic Inc., a subsidiary of Indenet, Inc., SkyConnect, Inc., Digital Video, and other smaller suppliers of systems. In the market for NVOD and GuestServe Movie Systems, the Company competes against various computer companies offering video server platforms such as EMC Inc., Digital Equipment Corporation and Silicon Graphics, Inc., and more traditional movie application providers like The Ascent Entertainment Group, Panasonic Company, On Command, Inc, and Lodgenet Entertainment. In addition, the SeaChange Advertising Management Software competes against certain products of Columbine Cable Systems, Inc., Cable Computerized Management Systems, Inc., a subsidiary of Indenet Inc., LAN International USA, Inc., Visiontel, Inc. and various suppliers of sales, scheduling and billing software products. In the television broadcast market, the Company expects to compete against Tektronix, Inc., BTS Inc., a division of Robert Bosch GmgH, Hewlett-Packard Company, Sony Corporation, Silicon Graphics, Inc., Sun Microsystems, Inc. and ASC Incorporated. The Company expects the competition in each of these markets to intensify.

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

  A version of the SeaChange Advertising Management Software in limited distribution was based on software the Company licensed from Summit Software Systems, Inc. of Boulder, Colorado in May 1996. The Company has been granted a perpetual, nonexclusive license to such software in return for the payment of an up-front license fee and royalties for sales occurring prior to June 1998.

EMPLOYEES

  As of December 31, 1997, the Company employed 264 persons, including 90 in research and development, 83 in customer service and support, 28 in selling and marketing, 33 in manufacturing and 30 in finance and administration. The Company believes that its relations with its employees are good.


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

  Fluctuations in Quarterly Operating Results.   The Company's quarterly
operating results have in the past varied and in the future will be affected by factors such as: (i) the timing and recognition of revenue from significant orders, (ii) the seasonality of the placement of customer orders, (iii) the success of the Company's products, (iv) increased competition, (v) changes in the Company's pricing policies or those of its competitors, (vi) the financial stability of major customers, (vii) new product introductions or enhancements by competitors, (viii) delays in the introduction of products or product enhancements by the Company, (ix) customer order deferrals in anticipation of upgrades and new products, (x) the ability to access a sufficient supply of sole source and third party components, (xi) the quality and market acceptance of new products, (xii) the timing and nature of selling and marketing expenses (such as trade shows and other promotions), (xiii) personnel changes, (xiv) the risks associated with international sales as the Company expands its markets, (xv) the Company's ability to integrate the operations of acquired subsidiaries and
(xvi) economic conditions affecting the Company's customers. Any significant cancellation or deferral of purchases of the Company's products could have a material adverse effect on the Company's business, financial condition and results of operations in any particular quarter, and to the extent significant sales occur earlier than expected, operating results for subsequent quarters may be adversely affected. The Company's expense levels are based, in part, on its expectations as to future revenues, and the Company may be unable to adjust spending in a timely manner to compensate for any revenue shortfall. If revenues are below expectations, operating results are likely to be adversely affected and net income may be disproportionately affected because a significant portion of the Company's expenses do not vary with revenues.

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

  Product Concentration.   Through December 31, 1997, substantially all of the
Company's revenues were derived from the sale of the SeaChange SPOT System, movie systems and related services. The Company's success depends in part on continued sales of the SeaChange SPOT System, movie systems and the introduction of new products. A decline in demand or average selling prices for the SeaChange SPOT System or movie product lines, whether as a result of new product introductions by others, price competition, technological change, inability to enhance the products in a timely fashion, or otherwise, would have a material adverse effect on the Company's business, financial condition and results of operations.

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

  Rapid Technological Change.   The markets for the Company's products are
characterized by rapidly changing technology, evolving industry standards and frequent new product introductions and enhancements. Future technological advances in the television and video industries may result in the availability of new products or services that could compete with the solutions provided by the Company or reduce the cost of existing products or services, any of which could enable the Company's existing or potential customers to fulfill their video needs better and more cost efficiently than with the Company's products. The Company's future success will depend on its ability to enhance its existing digital video products, including the development of new applications for its technology and to develop and introduce new products to meet and adapt to changing customer requirements and emerging technologies. There can be no assurance that the Company will be successful in enhancing its digital video products or developing, manufacturing and marketing new products which satisfy customer needs or achieve market acceptance. In addition, there can be no assurance that services, products or technologies developed by others will not render the Company's products or technologies uncompetitive, unmarketable or obsolete, or that announcements of currently planned or other new product offerings by either the Company or its competitors will not cause customers to defer or fail to purchase existing Company solutions. The failure of the Company to respond to rapidly changing technologies related to digital video could have a material adverse effect on the Company's business, financial condition and results of operations.

  Significant Concentration of Customers.   The Company's customer base is
highly concentrated among a limited number of large customers, primarily due to the fact that the cable television and telecommunications industries in the United States are dominated by a limited number of large companies. A fairly limited number of customers account for a significant percentage of the Company's revenues in any year. In 1995, 1996 and 1997, revenues from the Company's five largest customers represented approximately 91%, 76% and 68%, respectively, of the Company's total revenues. In each of 1995 and 1996, four customers each accounted for more than 10% of the Company's revenues and in 1997 three customers accounted for more than 10% of the Company's revenues, two of which accounted for more than 10% of the Company's revenues in 1995, 1996 and 1997. The Company generally does not have written continuing purchase agreements with its customers and does not have any written agreements that require customers to purchase fixed minimum quantities of the Company's products. The Company's sales to specific customers tend to vary significantly from year to year depending upon such customers' budgets for capital expenditures and new product introductions. In addition, the Company derives a substantial portion of its revenues from products that have a selling price in excess of $150,000. The Company believes that revenue derived from current and future large customers will continue to represent a significant proportion of its total revenues. The loss of, or reduced demand for products or related services from, any of the Company's major customers could have a material adverse effect on the Company's business, financial condition and results of operations.

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

  Risks Associated with International Sales.   Prior to 1996, the Company
derived no significant revenues from international operations. International sales accounted for approximately 5% and 12% of the Company's total revenues in the years ended December 31, 1996, and 1997, respectively. The Company expects that international sales will account for a significant portion of the Company's business in the future. However, there can be no assurance that the Company will be able to maintain or increase international sales of its products. International sales are subject to a variety of risks, including difficulties in establishing and managing international distribution channels, in servicing and supporting overseas products and in translating products into foreign languages. International operations are subject to difficulties in collecting accounts receivable, staffing and managing personnel and enforcing intellectual property rights. Other factors that can also adversely affect international operations include fluctuations in the value of foreign currencies and currency exchange rates, changes in import/export duties and quotas, introduction of tariff or non-tariff barriers and economic or political changes in international markets.

  Concentration of Ownership.   The Company's officers, directors and their
affiliated entities, and other holders of 5% or more of the Company's outstanding capital stock, together beneficially owned approximately 64% of the outstanding shares of Common Stock of the Company as of March 23, 1998. As a result, such persons will have the ability to elect the Company's directors and to determine the outcome of corporate actions requiring stockholder approval, irrespective of how other stockholders of the Company may vote. This concentration of ownership may have the effect of delaying or preventing a change in control of the Company which may be favored by a majority of the remaining stockholders, or cause a change of control not favored by the Company's other stockholders.

ITEM 2.  PROPERTIES

  The Company's corporate headquarters, which is also its principal administrative, selling and marketing, customer service and support and product development facility, is located in Maynard, Massachusetts and consists of approximately 44,000 square feet under a lease which originally expired on March 31, 1998, however, the lease term has been extended to July 31, 1998 with a revised annual base rent of $342,000. The Company is currently negotiating a lease for premises for its principal facility and anticipates that space under terms acceptable to the Company will be available as needed. The Company leases a facility of approximately 9,000 square feet in Greenville, New Hampshire that is used for the development and final assembly of its video servers. The Company leases a facility of approximately 29,000 square feet in Novato, California that is principally used for product development and customer support. The Company also leases small research and development and sales and support offices in Atlanta, Georgia, Englewood, Colorado, Burlingame, California and St. Louis, Missouri. The Company believes its existing and planned facilities are adequate for its current needs and that suitable additional or substitute space will be available as needed.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF  SECURITIES HOLDERS

  No matters were submitted during the fourth quarter of the fiscal year ended December 31, 1997 to a vote of security holders of the Company through the solicitation of proxies or otherwise.


PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

  The Company's Common Stock is traded on the Nasdaq National Market under the symbol "SEAC." Public trading of the Common Stock commenced on November 5, 1996. Prior to such date, there was no public market for the Common Stock. The following table sets forth the high and low sale prices for the Common Stock for the periods indicated, as reported on the Nasdaq National Market.



YEAR ENDED DECEMBER 31, 1997                   High         Low
                                            -----------  ---------
First Quarter                                    $33.00     $12.13
Second Quarter                                   $28.25     $16.75
Third Quarter                                    $29.38     $13.75
Fourth Quarter                                   $14.75     $ 6.38

YEAR ENDED DECEMBER 31, 1996
Fourth Quarter (from November 5, 1996)           $39.50     $17.38

  On March 23, 1998, the last reported sale price of the Common Stock on the Nasdaq National Market was $7.50. As of March 23, 1998, there were approximately 162 stockholders of record of the Company's Common Stock, as shown in the records of the Company's transfer agent. The Company believes that most of its stock (other than shares held by its officers and directors) is held in street names through one or more nominees. The Company has not paid any cash dividends on its capital stock since its inception, and does not expect to pay cash dividends on its Common Stock in the foreseeable future. The Company currently intends to retain future earnings for use in the operation and expansion of the business.

ITEM 6.  SELECTED FINANCIAL DATA

  The consolidated statement of operations data for the period from July 9, 1993 (inception) through December 31, 1993 and each of the four years ended December 31, 1994, 1995, 1996 and 1997 and the consolidated balance sheet data at December 31, 1993, 1994, 1995, 1996 and 1997 are detailed below. The following selected consolidated financial data should be read in conjunction with the Company's consolidated financial statements and related notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in Item 7.

                                                                          PERIOD FROM
                                                                         JULY 9, 1993
                                                                          (INCEPTION)                YEAR ENDED
                                                                           THROUGH                   DECEMBER 31,
                                                                          DECEMBER 31,   ------------------------------------
                                                                             1993         1994     1995     1996      1997
                                                                        ---------------  -------  -------  -------  ---------
                                                                                (in thousands, except per share data)
Consolidated Statement of Operations Data:
  Revenues
    Systems..........................................................           $   --    $5,037  $21,999  $45,745   $60,414
    Services.........................................................               --       116    1,204    3,521     7,473
    Other............................................................              213       537       --       --        --
                                                                                ------    ------  -------  -------   -------
                                                                                   213     5,690   23,203   49,266    67,887
                                                                                ------    ------  -------  -------   -------
  Costs of revenues
    Systems..........................................................               --     3,406   14,917   27,133    34,740
    Services..........................................................              --       176    1,641    4,030     7,607
    Other.............................................................             112       304       --       --        --
                                                                                ------    ------  -------  -------   -------
                                                                                   112     3,886   16,558   31,163    42,347
                                                                                ------    ------  -------  -------   -------
 Gross profit.........................................................             101     1,804    6,645   18,103    25,540
                                                                                ------    ------  -------  -------   -------
 Operating expenses
    Research and development............................................            43       885    2,367    5,393    11,758
    Selling and marketing...............................................            16       443    1,609    4,254     6,049
    General and administrative..........................................            59       273      858    2,064     3,744
    Write-off of acquired in-process research  and development..........            --        --       --       --     5,290
                                                                                ------    ------  -------  -------   -------
                                                                                   118     1,601    4,834   11,711    26,841
                                                                                ------    ------  -------  -------   -------
 Income (loss) from operations........................................             (17)      203    1,811    6,392    (1,301)
 Interest income, net.................................................              (1)        7      113      353       657
                                                                                ------    ------  -------  -------   -------
 Income (loss) before income taxes....................................             (18)      210    1,924    6,745      (644)
 Provision for income taxes...........................................              --        55      713    2,483     1,776
                                                                                ------    ------  -------  -------   -------
 Net income (loss)....................................................          $  (18)   $  155  $ 1,211  $ 4,262   $(2,420)
                                                                                ======    ======  =======  =======   =======
 Basic earnings (loss) per share (1)..................................          $ (.05)   $  .09  $   .33  $   .82   $  (.24)
                                                                                ======    ======  =======  =======   =======
 Diluted earnings (loss) per share (1)................................          $ (.05)   $  .02  $   .11  $   .36   $  (.24)
                                                                                ======    ======  =======  =======   =======

                                                                                         December 31,
                                                                    -------------------------------------------------------
                                                                       1993        1994       1995       1996       1997
                                                                    ----------  ----------  ---------  ---------  ---------
                                                                                        (IN THOUSANDS)
Consolidated Balance Sheet Data:
 Working capital................................................        $  90       $  154    $ 3,493    $26,593    $24,490
 Total assets...................................................          228        3,494     13,595     46,035     51,950
 Long-term liabilities..........................................          125           --         --         --         --
 Deferred revenue...............................................           72          152        767      2,192      3,851
 Total liabilities..............................................          246        2,977      8,644     14,205     17,468
 Redeemable convertible preferred stock.........................           --           --      4,008         --         --
 Total stockholders' equity (deficit)...........................          (18)         517        943     31,830     34,482

--------------
(1) For an explanation of the determination of the number of shares used in computing earnings (loss) per share see Notes to Consolidated Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the Company's Consolidated Financial Statements and the related notes thereto included elsewhere in this Annual Report on Form 10-K. The following discussion contains certain trend analysis and other statements of a forward-looking nature relating to future events or the future financial performance of the Company. Readers are cautioned that such statements are only predictions and that actual results or events may differ materially. In evaluating such statements, readers should specifically consider the risk factors set forth in this Annual Report on Form 10-K, particularly the matters set forth under the caption "Certain Risk Factors," in Item 1 "Business", which could cause actual results to differ materially from those indicated by such forward-looking statements.

OVERVIEW

The Company shipped its first digital video insertion product, the SeaChange SPOT System, in the third quarter of 1994. Through December 31, 1997, substantially all of the Company's revenues were derived from the sale of digital video insertion systems, movie systems and related services primarily to cable television operators and telecommunications companies in the United States and internationally. In 1997, the Company derived revenues from the sales of movie systems, a new version of which was introduced in the quarter ended September 30, 1997. Revenues from the sale of systems is recognized upon shipment provided that there are no uncertainties regarding customer acceptance and collection of the related receivables is probable. If such uncertainties exist, such as performance criteria beyond the Company's standard terms and conditions, revenue is recognized upon customer acceptance. Installation and training revenue is deferred and recognized as these services are performed. Revenue from technical support and maintenance contracts is deferred and recognized ratably over the period of the related agreements, generally twelve months. Customers are billed for installation, training and maintenance at the time of the product sale.

The Company's business has been seasonal with more customer orders being placed and greater revenues being generated in the first and second quarters than in the third and fourth quarters. The Company believes that this pattern of order placements in specific quarterly periods is due to cable television customers' buying patterns and budgeting cycles. Many television operators want new video insertion systems to be operational in the second half of the year in order to be able to respond to higher seasonal advertising demand from their customers in this period. The Company expects that these patterns will continue and that, at least in the near future, the Company's revenues and results of operations will reflect these seasonal variations.

The Company's results are significantly influenced by a number of factors, including the Company's pricing, the costs of materials used in the Company's products and the expansion of the Company's operations. The Company prices its products and services based on its costs as well as the prices of competitive products and services in the marketplace. The costs of the Company's products primarily consist of the costs of components and subassemblies. The costs of such materials have generally declined over time. As a result of the expansion of the Company's operations, operating expenses of the Company have increased in the areas of research and development, selling and marketing, customer service and support and general and administration.

On December 10, 1997, the Company acquired all of the outstanding capital stock of IPC Interactive Pte. Ltd. ("IPC"). IPC, together with the Company's centralized video server platform, provides interactive television network systems to the hospitality and commercial property markets. Additionally, IPC deploys and operates its interactive network television systems at customer locations and charges fees for providing services and content, primarily movies. The transaction was accounted for under the purchase method and, accordingly, the results of operations of the Company include the operating results of IPC from the date of acquisition. IPC was renamed GuestServe Networks.

RESULTS OF OPERATIONS

The following table sets forth for the periods indicated the percentage of total revenues represented by certain items reflected in the Company's Consolidated Statement of Operations. Gross profit shown for systems and services revenues at the bottom of the table is stated as a percentage of related revenues.

                                    Year ended December  31,
                                 1995         1996        1997
REVENUES
 Systems                          94.8 %      92.9 %      89.0 %
 Services                          5.2         7.1        11.0
                                 -----------------------------
                                 100.0       100.0       100.0
                                 -----------------------------
COST OF REVENUES
 Systems                          64.3        55.1        51.3
 Services                          7.1         8.2        11.2
                                 -----------------------------
                                  71.4        63.3        62.5
                                 -----------------------------
Gross profit                      28.6        36.7        37.5
                                 -----------------------------
Operating expenses
 Research and development         10.2        10.9        17.3
 Selling and marketing             6.9         8.6         8.9
 General and administrative        3.7         4.2         5.5
 Write-off of acquired in-process
   research and development         --          --         7.8
                                 -----------------------------
                                  20.8        23.7        39.5
                                 -----------------------------
 Income (loss) from operations     7.8        13.0        (2.0)
Interest income, net                .5          .7         1.0
                                 -----------------------------
 Income (loss) before income
  taxes                            8.3        13.7        (1.0)
Provision for income taxes         3.1         5.0         2.6
                                 -----------------------------
 Net income (loss)                 5.2 %       8.7 %      (3.6)%
                                 =============================
Gross profit
 Systems                          32.2%       40.7%       42.5%
 Services                        (36.4)%     (14.5)%      (1.8)%


YEARS ENDED DECEMBER 31, 1995, 1996 AND 1997

REVENUES

Systems. The Company's systems revenues consist of sales of its digital video insertion and movie system products. Systems revenues increased 108% from $22.0 million in 1995 to $45.7 million in 1996, and increased 32% to $60.4 million in 1997. The increased systems revenues in 1996 reflect the Company's introduction, in January 1996, of the second generation of its digital video insertion system which significantly improved the scalability and performance of the Company's products, and the subsequent increase in the number of systems sold. The increased systems revenues in 1997 compared to 1996 resulted from the increase in the number of the Company's digital video insertion systems sold to television operators primarily in the United States and the sale of approximately $4.4 million of movie systems compared to $232,000 in 1996. The Company expects the sales of its digital ad insertion products to decrease in 1998 as compared to the $55.7 million in 1997, primarily due to an anticipated decrease in spending by U.S. cable operators on these products and the slowness in the development of international demand for such products. The Company anticipates that future growth in systems revenue will come from its movie system products, a new version of which was introduced in the quarter ended September 30, 1997, and its broadcast products, which are expected to be introduced in 1998.

For the years ended December 31, 1995, 1996 and 1997, certain customers accounted for more than 10% of the Company's total revenues. Individual customers accounted for 29%, 29%, 16% and 12% of total revenues in 1995, 29%, 17%,13% and 12% of total revenues in 1996 and 24%, 18% and 10% of total revenues in 1997. The Company believes that revenues from current and future large customers will continue to represent a significant proportion of total revenues.

International sales accounted for approximately 5% and 12% of total revenues in the years ended December 31, 1996 and 1997, respectively. The Company expects that international sales will continue to increase as a percentage of the Company's business in the future. Prior to 1996, the Company had no significant international sales. As of December 31, 1997, all sales of the Company's products were made in United States dollars. The Company does not expect to change this practice significantly in the foreseeable future. Therefore, the Company has not experienced, nor does it expect to experience in the near term, any material impact from fluctuations in foreign currency exchange rates on its results of operations or liquidity. If this practice changes in the future, the Company will reevaluate its foreign currency exchange rate risk.

Services. The Company's services revenues consist of fees for installation, training and product maintenance and technical support services. The Company's services revenues increased 193% from approximately $1.2 million in 1995 to $3.5 million in 1996, and increased 112% to $7.5 million in 1997. These increases in services revenues primarily resulted from the increase in product sales and renewals of maintenance and support contracts related to the growing installed base of systems. Service and content revenues resulting from the acquisition of IPC were not significant in 1997.

GROSS PROFIT

Systems. Costs of systems revenues consist primarily of the cost of purchased components and subassemblies, labor and overhead relating to the final assembly, testing and quality control of complete systems and related expenses. Costs of systems revenues increased 82% from $14.9 million in 1995 to $27.1 million in 1996, and increased 28% to $34.7 million in 1997. The increases in costs of systems revenues primarily reflect the overall growth in systems sales including the increase in movie system sales in 1997, partially offset by the change in product mix upon the introduction of the second generation video insertion product in January 1996 and the decreasing costs of various components.

Systems gross profit as a percentage of systems revenues was 32.2%, 40.7% and 42.5% in 1995, 1996 and 1997, respectively. The increases in systems gross profit in 1996 and 1997 resulted from lower costs of certain purchased components and subassemblies for systems, the Company achieving certain manufacturing efficiencies as a result of increased volume of systems and from design improvements in the second generation video insertion product. The increases in 1996 and 1997 were partially offset by increases of approximately $694,000 and $1.7 million in the Company's inventory valuation allowance, respectively. The Company evaluates inventory levels and expected usage on a periodic basis and provides a valuation allowance for estimated inactive, obsolete and surplus inventory.

Services. Costs of services revenues consist primarily of labor, materials and overhead relating to the installation, training and product maintenance and technical support services provided by the Company. Costs of services revenues increased 146% from approximately $1.6 million in 1995 to $4.0 million in 1996, and increased 89% to $7.6 million in 1997, primarily as a result of the costs associated with the Company building a service organization to support the installed base of digital ad insertion systems and movie systems. Costs of services exceeded services revenues by 36.4%, 14.5% and 1.8% in 1995, 1996 and 1997, respectively. Improvements in the services negative gross profit in 1996 and 1997 reflected the increase in the installed base of systems under service contracts.

RESEARCH AND DEVELOPMENT. Research and development expenses consist primarily of compensation of development personnel, depreciation of equipment and an allocation of related facilities expenses. Research and development expenses increased 128% from approximately $2.4 million in 1995 to $5.4 million in 1996, and increased 118% to $11.8 million in 1997. The increases in the dollar amounts were primarily attributable to the hiring and contracting of additional development personnel. All internal software development costs to date have been expensed by the Company. The Company expects that research and development expenses will continue to increase in dollar amount as the Company continues its development of new and existing products.

SELLING AND MARKETING. Selling and marketing expenses consist primarily of compensation expenses, including sales commissions and travel expenses, depreciation of equipment and certain promotional expenses. Selling and marketing expenses increased 164% from approximately $1.6 million in 1995 to $4.3 million in 1996, and increased 42% to $6.0 million in 1997. The increases in the dollar amounts were attributable to the hiring of additional selling and marketing personnel, expanded promotional activities, increased international selling efforts and an increase in commissions relating to increased revenues. The Company expects that selling and marketing expenses will continue to increase in dollar amount as the Company hires additional personnel and expands selling and marketing activities in 1998.

GENERAL AND ADMINISTRATIVE. General and administrative expenses consist primarily of compensation of executive, finance, human resource and administrative personnel, legal and accounting services and an allocation of related facilities expenses. General and administrative expenses increased 140% from $858,000 in 1995 to approximately $2.1 million in 1996, and increased 81% to approximately $3.7 million in 1997. The increases in the dollar amounts were primarily attributable to increased staffing and related costs to support the Company's growth and expenses associated with being a public company. The Company believes that its general and administrative expenses will continue to increase as a result of an expansion of the Company's administrative staff to support its growing operations.

WRITE-OFF OF ACQUIRED IN-PROCESS RESEARCH AND DEVELOPMENT. In connection with the acquisition of IPC the Company acquired certain technology which can be used with the Company's video server technology to provide interactive television network systems to the hospitality and commercial property markets. As discussed in Note 3 to the consolidated financial statements, the Company recorded a charge to operations of $5,290,000 for the write-off of in-process research and development, the value of which was determined based upon an independent appraisal. In addition, the Company recorded intangible assets of $1,635,000 which included approximately $850,000 of software. Of the acquired technology, the capitalized amount reflects the allocation of the purchase price to the software technology deemed technologically feasible, including the operating system and software for the distribution of movies over the network. Acquired technology included in the in-process write-off reflects the purchase price allocated to technology currently under development and not considered technologically feasible at the time of the acquisition and did not have an alternative future use, including software to provide certain new interactive features and functions over the network. The Company intends to continue developing this in-process technology over the next year as a means of increasing the marketability of its movie systems.

INTEREST INCOME. Interest income was approximately $113,000, $353,000 and $657,000 in 1995, 1996 and 1997, respectively. The increase in interest income primarily resulted from interest earned on a higher invested balance primarily due to the net proceeds of $24.1 million from the initial public offering of the Company's common stock in November 1996.

PROVISION FOR INCOME TAXES. The Company's effective tax rates were 37.1% and 36.8% in 1995 and 1996, respectively. The Company's effective tax rate for 1997 was significantly impacted by the write-off of the acquired in-process research and development which, due to the tax-free nature of the transaction to IPC stockholders, is not deductible for tax purposes by the Company. Accordingly, in 1997 the Company recorded a tax provision of approximately $1.8 million despite a book pre-tax operating loss. Through the first three quarters of 1997, the Company's effective tax rate was 38%.

The Company had net deferred tax assets of $575,000 and $1,091,000 at December 31, 1996 and 1997, respectively. The Company has made the determination that it is more likely than not that it will realize the benefits of the net deferred tax assets. As a result of the acquisition of IPC, the Company acquired deferred tax assets of $3.4 million, consisting primarily of net operating loss carryforwards. As discussed in Note 5 of the consolidated financial statements, the Company maintains a full valuation allowance on the acquired net deferred tax assets.

QUARTERLY RESULTS OF OPERATIONS

The following table presents certain unaudited quarterly information for the eight quarters ended December 31, 1997. Gross profit shown for systems and services revenues at the bottom of the table is stated as a percentage of related revenues. This information is derived from unaudited financial statements and has been prepared on the same basis as the Company's audited financial statements which appear elsewhere in this Annual Report on Form 10-K. In the opinion of the Company's management, this data reflects all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the information when read in conjunction with the Company's Consolidated Financial Statements and Notes thereto. The results for any quarter are not necessarily indicative of future quarterly results of operations, and the Company believes that period-to-period comparisons should not be relied upon as an indication of future performance.

QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                                  Quarter Ended
                            March 31,    June 30,   Sept. 30,   Dec. 31,   March 31,    June 30,  Sept. 30,    Dec. 31,
                                 1996        1996        1996       1996        1997        1997       1997        1997
                                                                 (in thousands)
REVENUES
  Systems                     $ 9,684     $13,222     $11,738    $11,101     $16,796     $20,184     $13,188    $10,246
  Services                        545         903       1,188        885       1,256       1,668       2,063      2,486
                           --------------------------------------------------------------------------------------------
                               10,229      14,125      12,926     11,986      18,052      21,852      15,251     12,732
                           --------------------------------------------------------------------------------------------
COSTS OF REVENUES
  Systems                       6,342       8,088       6,665      6,038       9,457      11,079       7,889      6,315
  Services                        729       1,087       1,055      1,159       1,386       1,622       1,953      2,646
                           --------------------------------------------------------------------------------------------
                                7,071       9,175       7,720      7,197      10,843      12,701       9,842      8,961
                           --------------------------------------------------------------------------------------------

Gross profit                    3,158       4,950       5,206      4,789       7,209       9,151       5,409      3,771
                           --------------------------------------------------------------------------------------------
Operating expenses
  Research and development        992         994       1,256      2,151       2,416       2,750       3,159      3,433
  Selling and marketing           755       1,155       1,125      1,219       1,268       1,842       1,431      1,508
  General and administrative      294         568         648        554         930         866         792      1,156
  Write-off of acquired and
   in-process research and
   development                     --          --          --         --          --          --          --      5,290
                           --------------------------------------------------------------------------------------------
                                2,041       2,717       3,029      3,924       4,614       5,458       5,382     11,387
                           --------------------------------------------------------------------------------------------
  Income (loss) from
   operations                   1,117       2,233       2,177        865       2,595       3,693          27     (7,616)
  Interest income, net             48          52          37        216         200         187         136        134
                           --------------------------------------------------------------------------------------------
  Income (loss) before
   income taxes                 1,165       2,285       2,214      1,081       2,795       3,880         163     (7,482)
  Provision (benefit) for
   income taxes                   446         882         788        367       1,062       1,475          61       (822)
                           --------------------------------------------------------------------------------------------
  Net income (loss)           $   719     $ 1,403     $ 1,426     $  714     $ 1,733     $ 2,405     $   102     (6,660)
                           ============================================================================================
Basic earnings (loss)
  per share                   $   .20     $   .32     $   .29     $  .09     $   .19     $   .24     $   .01    $  (.61)
Diluted earnings (loss)
  per share                   $   .06     $   .12     $   .12     $  .06     $   .13     $   .18     $   .01    $  (.61)
Gross profit
  Systems                        34.5%       38.8%       43.2%      45.6%       43.7%       45.1%       40.2%      38.4%
  Services                      (33.7)%     (20.5)%      11.2%     (31.0)%     (10.4)%       2.8%        5.3%      (6.4)%

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

The Company has also experienced significant variations in its quarterly gross margins. In the third quarter of 1995, the Company decreased the selling price of its first generation SeaChange SPOT digital video insertion system in anticipation of the introduction of the second generation system in the first quarter of 1996. This price reduction had a negative impact on the Company's systems gross margins in the first and second quarters of 1996. In the third and fourth quarters of 1997, the decrease in the number of systems sold affected the Company's ability to achieve manufacturing efficiencies and, accordingly, the gross profit was negatively impacted. Quarterly services gross margins have historically fluctuated significantly because installation and training service revenue varies by quarter, while the related costs are relatively consistent by quarter.

Operating expenses also vary with the number, timing and significance of new product and product enhancement introductions by the Company and its competitors, increased competition, changes in pricing policies by the Company or its competitors, the gain or loss of significant customers, the hiring of new personnel and general economic conditions. All of the above factors are difficult for the Company to forecast, and these or other factors may materially adversely effect the Company's business, financial condition and results of operations for one quarter or a series of quarters. Only a small portion of the Company's expenses vary with revenues in the short-term and there would likely be a material adverse effect on the operating results of the Company if future revenues are lower than expectations.

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

Cash, cash equivalents and marketable securities decreased $11.1 million from $23.4 million at December 31, 1996 to $12.3 million at December 31, 1997. Working capital decreased from approximately $26.6 million at December 31, 1996 to approximately $24.5 million at December 31, 1997.

Net cash provided by operating activities was approximately $2.8 million for the year ended December 31, 1995. Net cash used in operating activities was approximately $1.9 million and $9.2 million for the years ended December 31, 1996 and 1997, respectively. The net cash used in operating activities in 1997 was the result of the net loss adjusted for noncash expenses including depreciation, amortization, deferred income taxes and write-off of acquired in-process research and development and the changes in certain assets and liabilities, net of the effect of the acquisition of IPC. The significant net changes in assets and liabilities that used cash in operations include increases in accounts receivable and inventories and decreases in accounts payable and customer deposits. The net increase in accounts receivable in 1997 of approximately $4.4 million is attributable to the decrease in customer deposits, which represent advance payments from customers and the 6% increase in revenues in the fourth quarter of 1997 compared to the same period in 1996. The net increase in inventories in 1997 of approximately $7.1 million is attributable to lower than anticipated system sales in the fourth quarter of 1997 and additional inventories to support the Company's current and anticipated revenue from existing and new product lines and to service the growing installed base of systems. The net decrease in customer deposits in 1997 of approximately $3.3 million is the result of the timing, volume and size of customer orders.

Net cash used in investing activities was approximately $659,000, $3.2 million and $10.8 million for the years ended December 31, 1995, 1996 and 1997, respectively. Investment activity consisted primarily of capital expenditures related to the acquisition of computer equipment, office furniture, and other capital equipment required to support the expansion and growth of the business. In addition, in 1997 the marketable securities increased $9.3 million, net of sales and maturities of $9.0 million and the Company acquired approximately $665,000 of cash, net of transaction costs, related to the acquisition of IPC.

Net cash provided by financing activities was approximately $3.2 million and $22.3 million for the years ended December 31, 1995 and 1996, respectively. Net cash used in financing activities was approximately $454,000 for the year ended December 31,1997. In 1995, the cash provided by financing activities included $4.0 million received in connection with the issuance of the Series B Convertible Redeemable Preferred Stock, partially offset by a $795,000 cash outlay related to loans to stockholders. In 1996, the cash provided by financing activities consisted primarily of net proceeds of $24.1 million from the initial public offering of the Company's common stock in November 1996 offset by the purchase of $2.0 million of treasury stock. In 1997, the cash used in financing represented repayment of IPC's line of credit of approximately $700,000 and payment of loans to related parties of approximately $437,000, offset by $683,000 received in connection with the issuance of common stock pursuant to both the exercise of stock options and purchases under the employee stock purchase plan.

The Company has a $6.0 million revolving line of credit with a bank which expires in September 1998. Borrowings under the line of credit are secured by substantially all of the Company's assets. Loans made under the revolving line of credit will bear interest at a rate per annum equal to, at the Company's option, the bank's base rate or LIBOR, plus an applicable margin. The loan agreement relating to the line of credit requires that the Company provide the bank with certain periodic financial reports and comply with certain financial ratios. As of December 31, 1997, the Company had not borrowed against the line.

The Company believes that existing funds together with available borrowings under the line of credit agreement are adequate to satisfy its working capital and capital expenditure requirements for the foreseeable future.

The Company also believes that "Year 2000" conversion costs will not be significant. The Company's business and operating systems were installed in 1996 and necessary Year 2000 conversion requirements will be achieved through routine upgrades and maintenance to these systems. These upgrades are expected to be completed by the end of 1998.

The Company had no material capital expenditure commitments as of December 31, 1997.

NEW ACCOUNTING PRONOUNCEMENTS

In February 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (SFAS
128) which changes the method of calculating earnings per share. SFAS 128 requires the presentation of "basic" earnings per share and "diluted" earnings per share. Basic earnings per share is computed by dividing the net income available to common shareholders by the weighted average number of shares outstanding. For purposes of calculating diluted earnings per share the denominator includes both the weighted average number of shares of common stock outstanding and potential common stock, such as stock options. Earnings per share for all periods presented have been restated to comply with SFAS 128.

In February 1998, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 98 (SAB 98), which supersedes SAB 83 and provides new guidance for the calculation of earnings per share in an initial public offering. SAB 98 is effective upon a Company's adoption of SFAS 128 and impacts the Company's calculation of earnings per share for fiscal periods prior to the Company's initial public offering in November 1996, and for the year ended December 31, 1996. Earnings per share amounts for these periods have been restated to comply with SAB 98.

In October 1997, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants (AcSEC) issued Statement of Position 97-2 "Software Revenue Recognition" (SOP 97-2), which will become effective with respect to all reporting periods subsequent to January 1, 1998. Management does not expect SOP 97-2 to have a material effect on the Company's results of operations as the Company's revenue recognition policy is substantially consistent with the provisions of SOP 97-2.

In June 1997, the FASB issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS 130) and Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS 131). SFAS 130 establishes standards for reporting of comprehensive income and its components in the consolidated financial statements. SFAS 131 establishes standards for reporting information on operating segments in interim and annual financial statements. Both SFAS 130 and SFAS 131 will become effective for the Company beginning in 1998 and will require additional financial statement disclosures only.


EFFECTS OF INFLATION

Management believes that financial results have not been significantly impacted by inflation and price changes.


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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGMENT

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

PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1) INDEX TO THE CONSOLIDATED FINANCIAL STATEMENTS

  The following Consolidated Financial Statements of the Registrant are filed as part of this report:

                                                                                                             Page
                                                                                                            -------
Report of Independent Accountants                                                                           F-1
Consolidated Balance Sheet as of December 31, 1996 and 1997                                                 F-2
Consolidated Statement of Operations for the years ended December 31, 1995, 1996 and 1997                   F-3
Consolidated Statement of Stockholders' Equity for the years ended December 31, 1995, 1996 and 1997         F-4
Consolidated Statement of Cash Flows for the years ended December 31, 1995, 1996 and 1997                   F-5
Notes to Consolidated Financial Statements                                                                  F-6

(a)(2) INDEX TO FINANCIAL STATEMENT SCHEDULES

  The following Financial Statement Schedule of the Registrant is filed as part of this report:

                                                                                                             Page
                                                                                                            -------
Schedule I  - Report of Independent Accountants on Financial Statement Schedule                             S-1
Schedule II - Valuation and Qualifying Accounts and Reserves                                                S-2

Schedules not listed above have been omitted because the information requested to be set forth therein is not applicable or is shown in the accompanying Consolidated Financial Statements or notes thereto.

(a) (3) INDEX TO EXHIBITS

     See attached Exhibit Index of this Annual Report on Form 10-K.

(b) REPORTS ON FORM 8-K

  On December 10, 1997 the Company filed a current report on Form 8-K announcing that the Company had acquired all of the outstanding stock of IPC Interactive Pte. Ltd. pursuant to a Stock Purchase Agreement by and among the Company and the parties listed therein.

(c)   EXHIBITS

  The Company hereby files as part of this Form 10-K the Exhibits listed in Item 14(a)(3) above. Exhibits which are incorporated herein by reference can be inspected and copied at the public reference facilities maintained by the Securities and Exchange Commission (the "Commission"), 450 Fifth Street, N.W., Washington, D.C., 20549 and at the Commission's regional offices located at Seven World Trade Center, 13th Floor, New York, New York 10048, and at the Citicorp Center, 500 West Madison Street, Suite 1400, Chicago, Illinois 60661. Copies of such material can also be obtained from the Public Reference Section of the Commission, 450 Fifth Street, N.W., Washington, D.C., 20549, at prescribed rates. In addition the Company is required to file electronic versions of certain of these documents with the Commission through the Commission's Electronic Data Gathering, Analysis and Retrieval (EDGAR) system. The Commission maintains a World Wide Web site at http://www.sec.gov that contains the report, proxy and information statements and other information regarding registrants that file electronically with the Commission. The Common Stock of the Company is traded on the Nasdaq National Market. Reports and other information concerning the Company may be inspected at the National Association of Securities Dealers, Inc. 1735 K Street, N.W., Washington, D.C. 20006.

(d)   FINANCIAL STATEMENT SCHEDULES

  The Company hereby files as part of this Form 10-K the consolidated financial statements schedules listed in Item 14(a)(2) above, which are attached hereto.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, SeaChange International, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  MARCH 31, 1998
                                         SEACHANGE INTERNATIONAL, INC.

                                         by:   /s/ William C. Styslinger, III
                                             ----------------------------------
                                                 William C. Styslinger, III
                                             President, Chief Executive Officer,
                                             Chairman of the Board and Director.


                        POWER OF ATTORNEY AND SIGNATURES

     KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints William C. Styslinger, III and Edward J. McGrath, jointly and severally, his attorney-in-fact, each with the power of substitution, for him in any and all capacities, to sign any amendments to this Report on Form 10-K and to file same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

               SIGNATURE                                 TITLE(S)                              DATE
----------------------------------------  --------------------------------------     -------------------------

/s/ William C. Styslinger, III            President, Chief Executive Officer,             March 31, 1998
----------------------------------------  Chairman of the Board and Director
William C. Styslinger, III                (Principal Executive Officer)


/s/ Joseph S. Tibbetts, Jr.               Vice President, Finance and                     March 31, 1998
----------------------------------------  Administration, Chief Financial
Joseph S. Tibbetts, Jr.                   Officer and Treasurer (Principal
                                          Financial and Accounting Officer)


/s/ Martin R. Hoffmann                    Director                                        March 31, 1998
----------------------------------------
Martin R. Hoffmann

/s/ Edward J. McGrath                     Director                                        March 31, 1998
----------------------------------------
Edward J. McGrath

/s/ Paul Saunders                         Director                                        March 31, 1998
----------------------------------------
Paul Saunders

/s/ Carmine Vona                          Director                                        March 31, 1998
----------------------------------------
Carmine Vona

                                 EXHIBIT INDEX

EXHIBIT NO.                          DESCRIPTION                                    PAGE
------------  -----------------------------------------------------------------     ----
  3.1         Amended and Restated Certification of Incorporation (incorporated by reference to the Registrant's Annual Report on Form 10-K filed
              March 28, 1997).

  3.2 Amended and Restated By-laws of the Company (incorporated by reference to the Registrant's Annual Report on Form 10-K filed
              March 28, 1997).

  4.1 (1)     Form of Stock Restriction Agreement (incorporated by reference to
              Exhibit 4.3 to the Registrant's Registration Statement on Form
              S-1, Registration No. 333-12233).

  4.2 (1) Form of Stock Restriction Agreement Admendment (incorporated by reference to Exhibit 4.4 to the Registrant's Registration
              Statement on Form S-1, Registration No. 333-12233).

 10.1 (1) Amended and Restated 1995 Stock Option Plan (incorporated by reference to Exhibit 10.1 to the Registrant's Registration
              Statement on Form S-1, Registration No. 333-12233).

 10.2 (1) 1996 Non-Employee Director Stock Option Plan (incorporated by reference to Exhibit 10.2 to the Registrant's Registration
              Statement on Form S-1, Registration No. 333-12233).

 10.3         Lease Agreement dated March 10, 1995 between Thomas B. O'Brien,
              Trustee of Jelric Realty Trust u/d/t dated 9/18/68 and the Company
              (incorporated by reference to Exhibit 10.3 to the Registrant's
              Registration Statement on Form S-1, Registration No. 333-12233).

 10.4         Sublease Agreement dated March 19, 1996 between IPL Systems, Inc.
              and the Company (incorporated by reference to Exhibit 10.4 to the Registrant's Registration Statement on Form S-1, Registration No.
              333-12233).

 10.5         Indenture of Lease dated October 1, 1995 between Alden T.
              Greenwood and the Company (incorporated by reference to Exhibit
              10.5 to the Registrant's Registration Statement on Form S-1,
              Registration No. 333-12233).

 10.6 (1)     Letter Agreement dated as of June 12, 1996 between Joseph S.
              Tibbetts, Jr. And the Company (incorporated by reference to
              Exhibit 10.6 to the Registrant's Registration Statement on Form
              S-1, Registration No. 333-12233).

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

 10.9         Working Capital Line of Credit-Master Note dated September 25,
              1996, between the Company and BayBank, N.A. (incorporated by reference to Exhibit 10.9 to the Registrant's Registration
              Statement on Form S-1, Registration No. 333-12233).

 10.10 Equipment Line of Credit-Master Note dated September 25, 1996, between the Company and BayBank, N.A. (incorporated by reference to Exhibit 10.10 to the Registrant's Registration Statement on
              Form S-1, Registration No. 333-12233).

 10.11        Sales and Marketing Representative Agreement dated October 11,
              1996, between the Company and Media Power S.n.c. (incorporated by reference to Exhibit 10.11 to the Registrant's Registration
              Statement on Form S-1, Registration No. 333-12233).

 10.12*       Second Amendment To Loan and Security Agreement, dated September
              24, 1997 between the Company and BankBoston, N.A.

 10.13 Stock Purchase Agreement, dated December 10, 1997, by and among the Company, IPC Interactive Pte. Ltd. and the shareholders of IPC
              Interactive Pte. Ltd. (incorporated by reference to the Exhibits to the Company's Report on Form 8-K dated December 10, 1997).

 10.14 Registration Rights Agreement, dated December 10, 1997, by and among the Company, IPC Interactive Pte. Ltd. and the shareholders of IPC Interactive Pte. Ltd. (incorporated by reference to the Exhibits to the Company's Report on Form 8-K dated December 10, 1997).

 10.15 Escrow Agreement, dated December 10, 1997, by and among the Company, IPC Interactive Pte. Ltd., the shareholders of IPC Interactive Pte. Ltd. and State Street Bank and Trust Company (incorporated by reference to the Exhibits to the Company's Report on Form 8-K dated December 10, 1997).

 11.1         Statement re: computation of earnings per share.

 21.1*        Subsidiaries of the Company.

 23.1*        Consent of Price Waterhouse LLP.

 27.1*        Financial Data Schedule (For SEC Edgar Filing Only; Intentionally
              Omitted).
-------------
 * Filed herewith.

(1) Indicates a management contract or any compensatory plan or arrangement.

                         SEACHANGE INTERNATIONAL, INC.

                     REPORT OF INDEPENDENT ACCOUNTANTS ON
                         FINANCIAL STATEMENT SCHEDULE


To the Board of Directors of SeaChange International, Inc.

Our audits of the consolidated financial statements referred to in our report dated January 22, 1998 appearing on page F-1 of this Form 10-K also include an audit of the Financial Statement Schedule listed in Item 14(a) of this Form 10-K. In our opinion, this Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.


PRICE WATERHOUSE LLP

Boston, Massachusetts
January 22, 1998

                                                                     Schedule II

                         SEACHANGE INTERNATIONAL, INC.

                 VALUATION OF QUALIFYING ACCOUNTS AND RESERVES


                                       Balance at           Charged to
                                      beginning of          costs and          Deductions                       Balance at end
                                         period              expenses        and write-offs       Other            of period
                                      ------------         ------------      --------------     ---------       --------------
Allowance for Doubtful Accounts:

Year ended December 31, 1995            $     --            $   40,000        $        --        $     --         $   40,000
Year ended December 31, 1996            $ 40,000            $  133,000        $        --        $     --         $  173,000
Year ended December 31, 1997            $173,000            $  485,000        $  (174,000)       $ 75,000         $  559,000

Inventory Valuation Allowance:

Year ended December 31, 1995            $     --            $   56,200        $        --        $     --         $   56,200
Year ended December 31, 1996            $ 56,200            $  693,800        $        --        $     --         $  750,000
Year ended December 31, 1997            $750,000            $1,730,000        $(1,076,000)       $100,000         $1,504,000
