Form 10-Q
period 1998-03-31
SEACHANGE INTERNATIONAL INC
filed 1998-05-14
CIK 1019671

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                   FORM 10-Q

(Mark One)

  X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
-----  OF THE SECURITIES EXCHANGE ACT OF 1934
       For the quarterly period ended March 31, 1998

                                      OR

-----  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
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

YES __X___  NO _______

The number of shares outstanding of the registrant's Common Stock on May 4, 1998 was 13,620,372.
--------------------------------------------------------------------------------


                            Exhibit Index at Page 13

                         SEACHANGE INTERNATIONAL, INC.

                               TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION                                      PAGE
                                                                   ----
        Item 1. Consolidated Financial Statements

        Consolidated Balance Sheet
        at December 31, 1997 and March 31, 1998 ..................   3

        Consolidated Statement of Operations
        Three months ended March 31, 1997 and 1998 ...............   4

        Consolidated Statement of Cash Flows
        Three months ended March 31, 1997 and 1998................   5

        Notes to Consolidated Financial Statements ...............   6-7

        Item 2. Management's Discussion and Analysis
        of Financial Condition and Results of Operations .........   8-10

PART II OTHER INFORMATION

        Item 2. Changes in Securities and Use of Proceeds ........  11

SIGNATURES .......................................................  12

EXHIBIT INDEX ....................................................  13


                         SEACHANGE INTERNATIONAL, INC.
                          CONSOLIDATED BALANCE SHEET
                   (in thousands, except share-related data)

                                                                                     December 31,          March 31,
                                                                                         1997                 1998
                                                                                  -----------------    ------------------
ASSETS                                                                                                    (unaudited)
Current assets:
     Cash and cash equivalents                                                          $ 2,973               $ 2,381
     Marketable securities                                                                9,310                 7,095
     Accounts receivable, net of allowance for doubtful accounts
       of $559 at December 31, 1997 and $621 at March 31, 1998                           12,535                13,342
     Inventories                                                                         13,713                14,265
     Prepaid expenses                                                                     2,336                 3,022
     Deferred income taxes                                                                1,091                 1,091
                                                                                       --------              --------
        Total current assets                                                             41,958                41,196
Property and equipment, net                                                               8,303                 7,237
Goodwill and intangibles, net and other assets                                            1,689                 1,589
                                                                                       --------              --------
                                                                                       $ 51,950              $ 50,022
                                                                                       ========              ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                                                   $ 8,765               $ 7,946
     Accrued expenses                                                                     2,718                 3,628
     Customer deposits                                                                    2,049                 1,442
     Deferred revenue                                                                     3,851                 3,650
     Income taxes payable                                                                    85                    85
                                                                                       --------               -------
        Total current liabilities                                                        17,468                16,751
                                                                                       --------               -------
Stockholders' Equity:
Common stock, $.01 par value; 50,000,000 shares authorized; 13,593,594 shares and 13,595,019 shares issued at December 31, 1997
     and March 31, 1998, respectively                                                       136                   136
Additional paid-in capital                                                               31,218                31,219
Retained earnings                                                                         3,114                 1,999
Treasury stock, 9,000 shares of common stock at December 31, 1997
     and March 31, 1998, respectively                                                         -                     -
Cumulative translation adjustment                                                            14                   (83)
                                                                                       --------               -------
        Total stockholders' equity                                                       34,482                33,271
                                                                                       --------               -------
                                                                                       $ 51,950              $ 50,022
                                                                                       ========              ========

The accompanying notes are an integral part of these consolidated financial statements.

                         SEACHANGE INTERNATIONAL, INC.
                     CONSOLIDATED STATEMENT OF OPERATIONS
                   (in thousands, except share-related data)


                                                                           Three months ended
                                                                                March 31,
                                                                 ----------------------------------------
                                                                       1997                   1998
                                                                 -----------------       ----------------
                                                                   (unaudited)             (unaudited)
REVENUES:
    Systems                                                           $ 16,796               $ 14,807
    Services                                                             1,256                  3,362
                                                                      --------               --------
                                                                        18,052                 18,169
                                                                      --------               --------
COST OF REVENUES:
    Systems                                                              9,457                  8,967
    Services                                                             1,386                  3,043
                                                                      --------               --------
                                                                        10,843                 12,010
                                                                      --------               --------
Gross profit                                                             7,209                  6,159
                                                                      --------               --------
OPERATING EXPENSES:
    Research and development                                             2,416                  4,003
    Selling and marketing                                                1,268                  1,845
    General and administrative                                             930                  1,562
    Restructuring of operations                                              -                    676
                                                                      --------               --------
                                                                         4,614                  8,086
                                                                      --------               --------
    Income (loss) from operations                                        2,595                 (1,927)
Interest income, net                                                       200                    103
                                                                      --------               --------
    Income (loss) before income taxes                                    2,795                 (1,824)
Provision (benefit) for income taxes                                     1,062                   (709)
                                                                       -------               --------
    Net income (loss)                                                  $ 1,733               $ (1,115)
                                                                       =======               ========

Basic earnings (loss) per share                                        $  0.19               $  (0.10)
Diluted earnings (loss) per share                                      $  0.13               $  (0.10)

Shares used in calculating:
    Basic earnings (loss) per share                                  9,358,654             11,579,919
    Diluted earnings (loss) per share                               13,413,555             11,579,919

The accompanying notes are an integral part of these consolidated financial statements.

                         SEACHANGE INTERNATIONAL, INC.
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                       INCREASE (DECREASE) IN CASH FLOWS
                                (IN THOUSANDS)

                                                                                          Three months ended
                                                                                               March 31,
                                                                               ------------------------------------------
                                                                                      1997                   1998
                                                                               -------------------     ------------------
                                                                                   (unaudited)            (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
    Net income (loss)                                                                  $ 1,733               $ (1,115)
    Adjustments to reconcile net income (loss) to net cash
        used in operating activities:
           Depreciation and amortization                                                   473                  1,164
           Inventory valuation allowance                                                   600                    580
           Other                                                                           (93)                     -
           Changes in assets and liabilities:
              Accounts receivable                                                       (4,950)                  (807)
              Inventories                                                                  (96)                  (619)
              Prepaid expenses and other assets                                           (129)                  (689)
              Accounts payable                                                          (1,358)                  (819)
              Accrued expenses                                                             874                    910
              Customer deposits                                                            (65)                  (607)
              Deferred revenue                                                             187                   (201)
              Income taxes payable                                                          71                      -
                                                                                      --------               --------
                 Net cash used in operating activities                                  (2,753)                (2,203)
                                                                                      --------               --------
CASH FLOWS FROM INVESTING ACTIVITIES
    Purchases of property and equipment                                                   (537)                  (605)
    Proceeds from sale and maturity of marketable securities                                --                  2,767
    Purchases of marketable securities                                                      --                   (552)
                                                                                      --------               --------
                 Net cash (used in) provided by investing activities                      (537)                 1,610
                                                                                      --------               --------
CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from issuance of common stock                                                  35                      1
                                                                                      --------               --------
                 Net cash provided by financing activities                                  35                      1
                                                                                      --------               --------
 Net decrease in cash and cash equivalents                                              (3,255)                  (592)
 Cash and cash equivalents, beginning of period                                         23,394                  2,973
                                                                                      --------               --------
 Cash and cash equivalents, end of period                                             $ 20,139                $ 2,381
                                                                                      ========                =======
SUPPLEMENTAL DISCLOSURE OF NONCASH ACTIVITY
   Transfer of items originally classified as fixed assets to
       inventory                                                                      $     -                 $   513



The accompanying notes are an integral part of these consolidated financial statements.

                         SEACHANGE INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              (UNAUDITED; IN THOUSANDS, EXCEPT SHARE-RELATED DATA)


1.   BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements include the accounts of SeaChange International, Inc. and its wholly owned subsidiaries. The Company believes that the unaudited consolidated financial statements reflect all adjustments (consisting of only normal recurring adjustments), necessary for a fair presentation of the Company's financial position, results of operations and cash flows at the dates and for the periods indicated. The results of operations for the three-month period ended March 31, 1998 are not necessarily indicative of results expected for the full fiscal year or any other future periods. The unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes for the year ended December 31, 1997, included in the Company's Annual Report on Form 10-K.

2.  EARNINGS PER SHARE

     For the three months ended March 31, 1998, potential common stock of 214,640 common shares issuable upon the exercise of stock options and 1,932,300 shares of unvested restricted common stock are antidilutive because the Company recorded a net loss for the period and therefore have been excluded from the diluted earnings per share computation.

     Below is a summary of the shares used in calculating basic and diluted earnings per share for the periods indicated:

                                                                                THREE MONTHS ENDED
                                                                                    MARCH 31,
                                                                      ------------------------------------
                                                                            1997                1998
                                                                      ----------------    ----------------
Weighted average number of shares outstanding                              9,358,654          11,579,919
Shares attributable to unvested restricted common stock                    3,512,400                   -
Dilutive stock options                                                       542,501                   -
                                                                          ----------          ----------
Shares used in calculating diluted earnings per share                     13,413,555          11,579,919
                                                                          ==========          ==========

3.   INVENTORIES

     Inventories consist of the following:

                                                DECEMBER 31,                  MARCH 31,
                                                    1997                        1998
                                              --------------             -----------------
Components and assemblies                         $11,932                       $12,769
Finished products                                   1,781                         1,496
                                                  -------                       -------
                                                  $13,713                       $14,265
                                                  =======                       =======

4.   RESTRUCTURING OF OPERATIONS

     In March 1998, the Company recorded a charge for the restructuring of operations of $676,000. The charge for restructuring included $569,000 related to the termination of 13 employees as part of a planned consolidation of the operations of SeaChange Asia Pacific Operations Pte. Ltd. (SC Asia), formally IPC Interactive Pte. Ltd., a Singapore corporation, which, together with its wholly owned U.S. subsidiary GuestServe Networks, Inc., formally IPC Interactive, Inc. (GSN) was acquired in December 1997. The restructuring charge also included a provision of $60,000 related to the planned vacating of premises at GSN and $47,000 of compensation expense associated with stock options for certain terminated employees. At March 31, 1998 the Company had notified all terminated employees. Accrued expenses at March 31, 1998 include $676,000 as a result of the restructuring charge, none of which had been paid.

5.   STOCK OPTION REPRICING

     On January 23, 1998, the Compensation and Option Committee of the Board of Directors of the Company (Committee) determined that, because certain stock options held by employees of the Company had an exercise price significantly higher than the fair market value of the Company's common stock, such stock options were not providing the desired incentive to employees. Accordingly, the Committee granted those employees whose options were between $15.00 and $24.63 per share an opportunity to cancel their existing options for new options on a one for one basis, with a new five-year vesting schedule beginning on January 23, 1998. Employees whose options were above $24.63 were offered an opportunity to cancel their existing options and for new options on a two for three basis, with no change in their original vesting schedule. As a result of this stock option repricing, new options were granted to purchase 212,779 shares of common stock and the average exercise price of such options was reduced from $22.19 per share to $8.25 per share, the fair market value of the Company's common stock at the close of the market on January 22, 1998. With the exception of one executive officer, the Company's directors and executive officers were not eligible to participate in this stock option repricing. During the execution of the stock option repricing plan, the Company's stock price was below $8.25 per share and therefore no compensation charge was recorded as a result of the stock option repricing.

6.   NEW ACCOUNTING PRONOUNCEMENTS

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS 130) and Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS
     131). The Company adopted SFAS 130 and 131 on January 1, 1998. SFAS 130 establishes standards for reporting comprehensive income and its components in the consolidated financial statements. There were no material differences between net income and comprehensive income for the three months ended March 31, 1998. SFAS 131 establishes standards for reporting information on operating segments will first be applicable to its December 31, 1998 year end financial statements.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FACTORS THAT MAY AFFECT FUTURE RESULTS

     Any statements contained in this Form 10-Q that do not describe historical facts, including without limitation statements concerning expected revenues, earnings, product introductions and general market conditions, may constitute forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. Any such forward-looking statements contained herein are based on current expectations, but are subject to a number of risks and uncertainties that may cause actual results to differ materially from expectations. The factors that could cause actual future results to differ materially from current expectations include the following: the Company's ability to integrate the operations of acquired subsidiaries; fluctuations in demand for the Company's products and services; the Company's ability to manage its growth; the Company's ability to develop, market and introduce new and enhanced products and services on a timely basis; the rapid technological change which characterizes the Company's markets; the Company's significant concentration of customers; the Company's dependence on certain sole source suppliers and third-party manufacturers; the risks associated with international sales as the Company expands its markets; and the ability of the Company to compete successfully in the future. Further information on factors that could cause actual results to differ from those anticipated is detailed in various filings made by the Company from time to time with the Securities and Exchange Commission, including but not limited to, those appearing under the caption "Certain Risk Factors" in the Company's Annual Report on Form 10-K dated March 31, 1998. Any forward-looking statements should be considered in light of those factors.

RESULTS OF OPERATIONS

     ACQUISITION. On December 10, 1997, the Company acquired all of the outstanding capital stock of SC Asia, formally IPC Interactive Pte. Ltd. SC Asia, together with the Company's centralized video server platform, provides interactive television network systems to the hospitality and commercial property markets. Additionally, SC Asia deploys and operates its interactive network television systems at customer locations and charges fees for providing services and content, primarily movies. The transaction was accounted for under the purchase method and, accordingly, the results of operations of the Company include the operating results of SC Asia from the date of acquisition.

     REVENUES. The Company's systems revenues consist primarily of sales of its digital video insertion products and movie system products. In the quarter ended September 30, 1997 the SeaChange MediaCluster, a new version of the base technology of the movie system products was introduced. Systems revenues decreased by 12% to $14.8 million for the quarter ended March 31, 1998, from $16.8 million in the comparable quarter in 1997. The decrease in systems revenues resulted primarily from a decrease in the volume of digital video insertion systems sold to U.S. cable operators. The Company expects sales of its digital ad insertion products to decrease in 1998 compared to the $52.9 million in such revenue for the twelve months ended March 31, 1997, primarily due to a decrease in spending by U.S. cable operators on these products and slowness in the development of the international demand for such products. The Company anticipates future growth, if any, in systems revenue will come from its movie system products and from its broadcast products, which are expected to be introduced in mid 1998.

     The Company's services revenues consists of fees for installation, training and product maintenance, technical support services and content fees. The Company's services revenues increased by 168% to $3.4 million for the quarter ended March 31, 1998, from approximately $1.3 million in the comparable quarter in 1997. The increase in services revenues primarily resulted from renewals of maintenance and support contracts related to the growing installed base of systems and there were additional service revenues in the form of content fees from the acquisition of SC Asia.

     For the quarters ended March 31, 1998 and 1997, certain customers accounted for more than 10% of the Company's total revenues. Individual customers accounted for 25% and 14% of total revenues in the quarter ended March 31, 1998, and 37%, 15%, 15% and 11% of total revenues in the quarter ended March 31, 1997.

     International revenues accounted for approximately 8% and 12% of total revenues in the quarter ended March 31, 1998 and 1997, respectively. The Company expects that international sales will increase as a percentage of the Company's business in the future. As of March 31, 1998, substantially all sales of the Company's products have been made in United States dollars. The Company does not expect to change this practice significantly in the foreseeable future. Therefore, the Company has not experienced, nor does it expect to experience in the near term, any material impact from fluctuations in foreign currency exchange rates on its results of operations or liquidity.

     GROSS PROFIT. Systems gross profit as a percentage of systems revenues was 39.4% and 43.7% for the quarter ended March 31, 1998 and 1997, respectively.
The decrease in systems gross profit in the quarter ended March 31, 1998 is primarily attributable to the Company not achieving expected manufacturing efficiencies as a result of less than expected sales volume and an increase of $580,000 in the Company's inventory valuation allowance. The Company evaluates inventory levels and expected usage on a periodic basis and provides a valuation allowance for estimated inactive, obsolete and surplus inventory.

     Services gross profit as a percentage of services revenue was 9.5% for the quarter ended March 31, 1998. Costs of services revenues exceeded services revenues by 10.4% for the quarter ended March 31, 1997. Improvements in the services gross profit in 1998 reflected the increase in the installed base of systems under service contracts and gross profit generated from content fees as a result of the acquisition of SC Asia. The Company expects that it will continue to experience fluctuations in gross profit as a percentage of service revenue as a result of the timing of providing product and maintenance support and other services to the growing installed base of systems and the timing of the costs associated with the Company building a service organization to support the installed base of systems and new products.

     RESEARCH AND DEVELOPMENT. Research and development expenses consist primarily of compensation of development personnel, depreciation of equipment and an allocation of related facility expenses. Research and development expenses increased to approximately $4.0 million, or 22% of total revenues in the quarter ended March 31, 1998, from approximately $2.4 million, or 13% of total revenues in the comparable quarter in 1997. These increases were primarily attributable to the hiring and contracting of additional development personnel and the acquisition of SC Asia. All internal software development costs to date have been expensed by the Company. The Company expects that research and development expenses will continue to increase in dollar amount as the Company continues its development of new and existing products.

     SELLING AND MARKETING. Selling and marketing expenses consist primarily of compensation expenses, including sales commissions, travel expenses and certain promotional expenses. Selling and marketing expenses increased to approximately $1.8 million, or 10% of total revenues in the quarter ended March 31, 1998, from approximately $1.3 million, or 7% of total revenues in the comparable quarter in 1997. These increases were primarily attributable to the hiring of additional selling and marketing personnel, expanded promotional activities, increased international selling efforts and the acquisition of SC Asia. The Company expects that selling and marketing expenses will continue to increase in dollar amount as the Company hires additional personnel and expands selling and marketing activities for the remainder of 1998.

     GENERAL AND ADMINISTRATIVE. General and administrative expenses consist primarily of compensation of executive, finance, human resource and administrative personnel, legal and accounting services and an allocation of related facility expenses. General and administrative expenses increased to approximately $1.6 million, or 9% of total revenues in the quarter ended March 31, 1998, from approximately $930,000, or 5% of total revenues in the comparable quarter in 1997. The increases were primarily attributable to increased staffing to support the Company's growth in 1998 and the acquisition of SC Asia. The Company believes that its general and administrative expenses will continue to increase in dollar amount as a result of an expansion of the Company's administrative staff to support its growing operations.

     RESTRUCTURING OF OPERATIONS. In March 1998, the Company recorded a charge for the restructuring of operations of $676,000. Restructuring of operations included a provision of $569,000 related to the termination of 13 employees as part of a planned consolidation of the operations of SC Asia with the Company's operations, $60,000 related to the planned vacating of premises at GSN, a subsidiary of SC Asia, and $47,000 of compensation expense associated with stock options for certain terminated employees. At March 31, 1998 the Company had notified all terminated employees.

     INTEREST INCOME. Interest income was approximately $103,000 and $200,000 in the quarter ended March 31, 1998 and 1997, respectively. The decrease in interest income primarily resulted from a lower invested balance in the period ended March 31, 1998 compared to 1997.

     PROVISION FOR INCOME TAXES. The Company's effective tax rate was 38.9% and 38% for the quarter ended March 31, 1998 and 1997, respectively.

LIQUIDITY AND CAPITAL RESOURCES

     Cash, cash equivalents and marketable securities at March 31, 1998 were approximately $9.5 million, a $2.8 million decrease from the December 31, 1997 balance of $12.3 million. Working capital was approximately $24.4 million and $24.5 million at March 31, 1998 and December 31, 1997, respectively.

     Net cash used in operating activities was $2.2 million and $2.8 million in the quarters ended March 31, 1998 and 1997, respectively. Net cash used in operating activities during the quarter ended March 31, 1998 was the result of the net loss adjusted for noncash expenses including depreciation, amortization, inventory valuation allowance and the changes in certain assets and liabilities. The significant changes in assets and liabilities included increases in accounts receivable and prepaid expenses and a decrease in accounts payable and customer deposits. These changes were partially offset by an increase in accrued expenses. The increase in accounts receivable of approximately $807,000, or 6%, at March 31, 1998 is attributable to the increased revenues in the quarter ended March 31, 1998 of $18.2 million, compared to revenues of approximately $12.7 million in the quarter ended December 31, 1997, an increase of $5.5 million, or 43%. The increase in prepaid expenses of approximately $686,000, or 29% at March 31, 1998 is attributable to an increase in prepaid income taxes due to the tax benefit recorded in the quarter ended March 31, 1998. The decrease in accounts payable of approximately $819,000, or 9% at March 31, 1998 is the result of the timing of purchases and related payments. The decrease in customer deposits of approximately $607,000, or 30% at March 31, 1998 is the result of the timing, volume and size of customer orders. The increase in accrued expenses of approximately $910,000, or 33% at March 31, 1998 is primarily the result of the accrual of expenses associated with the restructuring of operations.

     Net cash provided by investing activities was approximately $1.6 million in the quarter ended March 31, 1998 and the net cash used in investing activities was $537,000 in the quarter ended March 31, 1997. During the quarter ended March 31, 1998, investing activities consisted of the sale and maturity of marketable securities which was partially offset by the purchase of marketable securities and the purchases of property and equipment to support the Company's growth. During the quarter ended March 31, 1997, investing activities consisted of the purchases of property and equipment to support the Company's growth.

     Net cash provided by financing activities was approximately $1,000 and $35,000 for the quarter ended March 31, 1998 and 1997, respectively, which consisted of proceeds from the issuance of common stock upon the exercise of employee stock options.

     The Company has a $6.0 million revolving line of credit with a bank which expires in September 1998. Borrowings under the line of credit are secured by substantially all of the Company's assets. Loans made under the revolving line of credit will bear interest at a rate per annum equal to, at the Company's option, the bank's base rate or LIBOR, plus an applicable margin. The loan agreement relating to the line of credit requires that the Company provide the bank with certain periodic financial reports and comply with certain financial ratios. As of March 31, 1998, the Company had not borrowed against the line.

     The Company believes that existing funds together with available borrowings under the line of credit are adequate to satisfy its working capital and capital expenditure requirements for the foreseeable future.

                          PART II.  OTHER INFORMATION


ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

       (b)  Use of Proceeds

On November 4, 1996, the Company's Registration Statement on Form S-1 (File No. 333-12233) became effective. The Company filed an initial report on Form SR on February 11, 1997, disclosing the sale of securities and the use of proceeds through December 31, 1996, and Amendment No. 1 to Form SR on August 11, 1997, disclosing the use of proceeds through June 30, 1997. The net proceeds from this offering were $24,069,800. As of March 31, 1998, no information has changed from Amendment No. 1 except for the use of proceeds. The following describes the use of proceeds from November 4, 1996, the effective date, through March 31, 1998.

                                                          Direct or Indirect
Use of Proceeds:                                           Payment to Others
                                                          ------------------
Purchase and installation of machinery and equipment           $ 2,763,000
Working capital                                                $13,357,800

Temporary Investments (specify):                               Amount
                                                               ------
Money Market                                                   $   306,000
Municipal Bonds and Notes                                      $ 7,643,000

None of the above payments were made to directors, officers or to persons owning 10% or more of any class of equity securities of the Company, other than in the ordinary course of business, or to the affiliates of the Company.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

       (a)   Exhibits

             Exhibit 27:  Financial Data Schedule (For SEC Edgar
                          Filing Only; Intentionally Omitted)

       (b)   Reports on Form 8-K

             December 10, 1997 (as amended). Item 2 - Acquisition or Disposition of Assets, to disclose the transactions contemplated by the Stock Purchase Agreement dated as of December 10, 1997 by and among the Company, IPC Interactive Pte. Ltd. ("IPC") and the shareholders of IPC listed on the signature pages thereto, and Item 7 - Financial Statements, Pro Forma Financial Information and Exhibits, to disclose certain financial information relating to IPC.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, SeaChange International, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 14, 1998



SEACHANGE INTERNATIONAL, INC.
by:

/s/ William C. Styslinger, III
--------------------------------
William C. Styslinger, III
President, Chief Executive Officer,
Chairman of the Board and Director


/s/ Edward J. McGrath
-----------------------
Edward J. McGrath
Vice President, Engineering,
Chief Technical Officer, Secretary,
Acting Chief Financial Officer and
Treasurer, and Director
(Principal Financial and Accounting Officer)

                         SEACHANGE INTERNATIONAL, INC.

                                 EXHIBIT INDEX


EXHIBIT NUMBER               DESCRIPTION                                  PAGE
--------------               -----------                                  -----

     27             Financial Data Schedule (For SEC Edgar Filing Only;
                    Intentionally Omitted)