Form 10-Q/A
period 1996-09-30
SEACHANGE INTERNATIONAL INC
filed 1998-06-09
CIK 1019671

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-Q/A

                          AMENDMENT NO. 1 TO FORM 10-Q


[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934: For the quarterly period ended September 30, 1996

                                       OR

[_] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934: For the transition period from ______ to ______

     Commission file number:  0-21393


                         SeaChange International, Inc.
                         -----------------------------
             (Exact name of registrant as specified in its charter)


          Delaware                                           04-3197974
          --------                                           ----------
   (State or other jurisdiction                           (I.R.S. Employer
   of incorporation or                                    Identification No.)
   organization)

                 124 Acton Street, Maynard, Massachusetts 01754
                 ----------------------------------------------
              (Address of principal executive offices)  (Zip Code)

                                 (978) 897-0100
                                 --------------
              (Registrant's telephone number, including area code)


          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

         Yes [X]     No [_]

         As of September 30, 1996 there were 9,632,356 shares of Common Stock outstanding.

          This Amendment No.1 on Form 10-Q/A to the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1996 (as amended, the "Report") is being filed to amend and restate Exhibit 27 (the Financial Data Schedule) to the Report. Such Exhibit 27 is hereby amended and restated in its entirety.
The other exhibits to the Report are not being amended and have been previously filed with the Securities and Exchange Commission.

                                   SIGNATURES
                                   ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    SEACHANGE INTERNATIONAL, INC.



Date:  June 9, 1998                 By:    /s/ William C. Styslinger, III
                                        ---------------------------------
                                       William C. Styslinger, III
                                       President, Chief Executive Officer,
                                       Chairman of the Board and Director
                                       (Principal Executive Officer)



Date:  June 9, 1998                 By:    /s/ Edward McGrath
                                        ---------------------
                                       Edward McGrath
                                       Director, Vice President, Engineering,
                                       Chief Technical Officer, Secretary and
                                       Acting Chief Financial Officer and
                                       Treasurer
                                       (Principal Financial and Accounting
                                       Officer)

                         SEACHANGE INTERNATIONAL, INC.
                                 EXHIBIT INDEX



Exhibit
Number            Description                                               Page
------            -----------                                               ----
 11+              Computation of Net Income Per Share                        14

 27               Financial Data Schedule (For SEC Edgar Filing Only;
                  Intentionally Omitted)

--------------------
+ Previously filed.