Form 10-Q/A
period 1997-03-31
SEACHANGE INTERNATIONAL INC
filed 1998-06-09
CIK 1019671

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-Q/A

                          AMENDMENT NO. 1 TO FORM 10-Q


[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934: For the quarterly period ended March 31, 1997

                                       OR

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934: For the transition period from ______ to ______

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

          Yes [X]     No [ ]

The number of shares outstanding of the registrant's Common Stock on May 6, 1997 was 12,890,195.

          This Amendment No.1 on Form 10-Q/A to the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1997 (as amended, the "Report") is being filed to amend and restate Exhibit 27 (the Financial Data Schedule) to the Report. Such Exhibit 27 is hereby amended and restated in its entirety. The other exhibits to the Report are not being amended and have been previously filed with the Securities and Exchange Commission.

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

                         SEACHANGE INTERNATIONAL, INC.
                                 EXHIBIT INDEX



Exhibit Number                                  Description                        Page
-------------     ---------------------------------------------------------        ----
11+               Computation of Net Income Per Share                               13

27                Financial Data Schedule (For SEC Edgar Filing Only;
                  Intentionally Omitted)




-------------------
+ Previously filed.