Form 10-Q
period 1998-06-30
SEACHANGE INTERNATIONAL INC
filed 1998-08-13
CIK 1019671

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                   FORM 10-Q


(Mark One)

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
       OF THE SECURITIES EXCHANGE ACT OF 1934
       For the quarterly period ended June 30, 1998

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

YES [X]  NO [_]

The number of shares outstanding of the registrant's Common Stock on August 3, 1998 was 13,695,224.

--------------------------------------------------------------------------------


                                       1
                            Exhibit Index at Page 13

                         SEACHANGE INTERNATIONAL, INC.

                               TABLE OF CONTENTS




PART I.   FINANCIAL INFORMATION                                      PAGE
                                                                     ----

          Item 1. Consolidated Financial Statements

          Consolidated Balance Sheet
          at June 30, 1998 and December 31, 1997.....................  3


          Consolidated Statement of Operations
          Three and Six months ended June 30, 1998 and 1997..........  4


          Consolidated Statement of Cash Flows
          Six months ended June 30, 1998 and 1997....................  5


          Notes to Consolidated Financial Statements................. 6-7


          Item 2. Management's Discussion and Analysis
          of Financial Condition and Results of Operations........... 8-10


PART II.  OTHER INFORMATION

          Item 2. Changes in Securities and Use of Proceeds.......... 11


          Item 4. Submission of Matters to a Vote of
                  Security-Holders................................... 11


          Item 5. Other Information.................................. 11


          Item 6. Exhibits........................................... 11


SIGNATURES .......................................................... 12


EXHIBIT INDEX........................................................ 13

                         SEACHANGE INTERNATIONAL, INC.
                          CONSOLIDATED BALANCE SHEET
                   (IN THOUSANDS, EXCEPT SHARE-RELATED DATA)

                                                                                JUNE 30,           DECEMBER 31,
                                                                                 1998                 1997
                                                                          ------------------   ------------------
                                                                             (UNAUDITED)
ASSETS
Current assets:
     Cash and cash equivalents                                                       $ 3,018              $ 2,973
     Marketable securities                                                             1,462                9,310
     Accounts receivable, net of allowance for doubtful accounts
       of $872 at June 30, 1998 and $559 at December 31, 1997                         14,396               12,535
     Inventories                                                                      15,295               13,713
     Prepaid expenses                                                                  5,165                2,336
     Deferred income taxes                                                             1,091                1,091
                                                                          ------------------   ------------------
         Total current assets                                                         40,427               41,958
     Property and equipment, net                                                       7,196                8,303
     Goodwill and intangibles, net, and other assets                                   1,580                1,689
                                                                          ------------------   ------------------
                                                                                    $ 49,203             $ 51,950
                                                                          ==================   ==================


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                                                $ 9,730              $ 8,765
     Accrued expenses                                                                  2,565                2,718
     Customer deposits                                                                   681                2,049
     Deferred revenue                                                                  3,896                3,851
     Income taxes payable                                                                235                   85
                                                                          ------------------   ------------------
         Total current liabilities                                                    17,107               17,468
                                                                          ------------------   ------------------

Stockholders' Equity:
Common stock, $.01 par value; 50,000,000 shares authorized; 13,645,804 shares and 13,593,594 shares issued at June 30, 1998
     and December 31, 1997, respectively                                                 136                  136
Additional paid-in capital                                                            31,598               31,218
Retained earnings                                                                        391                3,114
Treasury stock, 9,000 shares of common stock at June 30, 1998
     and December 31, 1997                                                                 -                    -
Cumulative translation adjustment                                                        (29)                  14
                                                                          ------------------   ------------------
         Total stockholders' equity                                                   32,096               34,482
                                                                          ------------------   ------------------
                                                                                    $ 49,203             $ 51,950
                                                                          ==================   ==================


                The accompanying notes are an integral part of
                   these consolidated financial statements.

                         SEACHANGE INTERNATIONAL, INC.
                     CONSOLIDATED STATEMENT OF OPERATIONS
          (UNAUDITED, IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)



                                                           THREE MONTHS ENDED                       SIX MONTHS ENDED
                                                                JUNE 30,                                JUNE 30,
                                               -----------------------------------       ----------------------------------
                                                      1998                1997                  1998               1997
                                               --------------       --------------       --------------      --------------
REVENUES:
    Systems                                          $ 13,207             $ 20,184             $ 28,014            $ 36,980
    Services                                            3,373                1,668                6,735               2,924
                                               --------------       --------------       --------------      --------------
                                                       16,580               21,852               34,749              39,904
                                               --------------       --------------       --------------      --------------
COSTS OF REVENUES:
    Systems                                             8,223               11,079               17,190              20,536
    Services                                            3,108                1,622                6,151               3,008
                                               --------------       --------------       --------------      --------------
                                                       11,331               12,701               23,341              23,544
                                               --------------       --------------       --------------      --------------
Gross profit                                            5,249                9,151               11,408              16,360
                                               --------------       --------------       --------------      --------------
OPERATING EXPENSES:
    Research and development                            3,900                2,750                7,903               5,166
    Selling and marketing                               2,081                1,842                3,926               3,110
    General and administrative                          1,721                  866                3,283               1,796
    Restructuring of operations                             -                    -                  676                   -
                                               --------------       --------------       --------------      --------------
                                                        7,702                5,458               15,788              10,072
                                               --------------       --------------       --------------      --------------
    Income (loss) from operations                      (2,453)               3,693               (4,380)              6,288
Interest income, net                                       76                  187                  179                 387
                                               --------------       --------------       --------------      --------------
    Income (loss) before income taxes                  (2,377)               3,880               (4,201)              6,675
Provision (benefit) for income taxes                     (769)               1,475               (1,478)              2,537
                                               --------------       --------------       --------------      --------------
    Net income (loss)                                $ (1,608)             $ 2,405             $ (2,723)            $ 4,138
                                               ==============       ==============       ==============      ==============

Basic earnings (loss) per share                       $ (0.13)              $ 0.24              $ (0.23)             $ 0.42
Diluted earnings (loss) per share                     $ (0.13)              $ 0.18              $ (0.23)             $ 0.31

Shares used in calculating:
    Basic earnings (loss) per share                12,115,901           10,144,142           11,847,910           9,751,398
    Diluted earnings (loss) per share              12,115,901           13,407,486           11,847,910          13,410,520





                  The accompanying notes are an integral part of these consolidated financial statements.

                         SEACHANGE INTERNATIONAL, INC.
                     CONSOLIDATED STATEMENT OF CASH FLOWS
               INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                           (UNAUDITED, IN THOUSANDS)

                                                                                  SIX MONTHS ENDED
                                                                                       JUNE 30,
                                                                             1998                    1997
                                                                      -------------------     -------------------
 CASH FLOWS FROM OPERATING ACTIVITIES
    Net income (loss)                                                            $ (2,723)                $ 4,138
    Adjustments to reconcile net income (loss) to net cash
        used in operating activities:
           Depreciation and amortization                                            2,467                   1,215
           Inventory valuation allowance                                              890                     750
           Other                                                                       47                     (93)
           Changes in assets and liabilities:
              Accounts receivable                                                  (1,861)                (12,683)
              Inventories                                                          (2,472)                 (3,308)
              Prepaid expenses and other assets                                    (2,926)                   (247)
              Accounts payable                                                        922                   2,564
              Accrued expenses                                                       (153)                    686
              Customer deposits                                                    (1,368)                 (1,556)
              Deferred revenue                                                         45                     994
              Income taxes payable                                                    150                       -
                                                                      -------------------     -------------------
                 Net cash used in operating activities                             (6,982)                 (7,540)
                                                                      -------------------     -------------------


 CASH FLOWS FROM INVESTING ACTIVITIES
    Purchases of property and equipment                                            (1,154)                 (1,124)
    Proceeds from sale and maturity of marketable securities                        8,750                       -
    Purchases of marketable securities                                               (902)                      -
                                                                      -------------------     -------------------
                 Net cash provided by (used in) investing activities                6,694                  (1,124)
                                                                      -------------------     -------------------


 CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from issuance of common stock                                            333                     123
                                                                      -------------------     -------------------
                 Net cash provided by financing activities                            333                     123
                                                                      -------------------     -------------------

 Net increase (decrease) in cash and cash equivalents                                  45                  (8,541)
 Cash and cash equivalents, beginning of period                                     2,973                  23,394
                                                                      -------------------     -------------------
 Cash and cash equivalents, end of period                                         $ 3,018                $ 14,853
                                                                      ===================     ===================


 SUPPLEMENTAL DISCLOSURE OF NONCASH ACTIVITIES

   Transfer of items originally classified as fixed assets
       to inventories                                                                $513                  $   -

   Transfer of items originally classified as inventories to
       fixed assets                                                                  $  -                   $ 879


                         SEACHANGE INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           (UNAUDITED; IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)



1.   BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements include the accounts of SeaChange International, Inc. and its wholly owned subsidiaries. The Company believes that the unaudited consolidated financial statements reflect all adjustments (consisting of only normal recurring adjustments), necessary for a fair presentation of the Company's financial position, results of operations and cash flows at the dates and for the periods indicated. The results of operations for the three-month and six-month periods ended June 30, 1998 are not necessarily indicative of results expected for the full fiscal year or any other future periods. The unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes for the year ended December 31, 1997, included in the Company's Annual Report on Form 10-K for such fiscal year.

2.  EARNINGS PER SHARE

     For the three and six months ended June 30, 1998, potential common stock of 331,995 and 273,318, respectively, of common shares issuable upon the exercise of stock options and 1,424,550 and 1,678,425, respectively, of unvested restricted common shares are antidilutive because the Company recorded a net loss for the periods and therefore have been excluded from the diluted earnings per share computations.

     Below is a summary of the shares used in calculating basic and diluted earnings per share for the periods indicated:

                                                               THREE MONTHS ENDED               SIX MONTHS ENDED
                                                                    JUNE 30,                        JUNE 30,
                                                       ---------------------------------------------------------------
                                                              1998              1997            1998            1997
                                                       ----------------------------------------------------------------
      Weighted average number of shares outstanding        12,115,901        10,144,142       11,847,910      9,751,398
      Unvested restricted common shares                             -         2,752,800                -      3,132,600
      Dilutive stock options                                        -           510,544                -        526,522
                                                           ----------        ----------       ----------     ----------
      Shares used in calculating diluted earnings per
      share                                                12,115,901        13,407,486       11,847,910     13,410,520
                                                           ==========        ==========       ==========     ==========
3.    INVENTORIES

      Inventories consist of the following:
                                                                   JUNE 30,         DECEMBER 31,
                                                                     1998               1997
                                                              --------------------------------------
      Components and assemblies                                    $12,518            $11,932
      Finished products                                              2,777              1,781
                                                                   -------            -------
                                                                   $15,295            $13,713
                                                                   =======           ========

RESTRUCTURING OF OPERATIONS

In March 1998, the Company recorded a charge for the restructuring of operations of $676,000. The charge for the restructuring included $569,000 related to the termination of 13 employees as part of a planned consolidation of the operations of SeaChange Asia Pacific Operations Pte. Ltd., formerly IPC Interactive Pte. Ltd., (SC Asia), a Singapore corporation, which, together with its wholly owned U.S. subsidiary, GuestServe Networks, Inc., formerly IPC Interactive, Inc.
(GSN), was acquired in December 1997. The restructuring charge also included a provision of $60,000 related to the planned vacating of premises at GSN and $47,000 of compensation expense associated with stock options for certain terminated employees. At March 31, 1998, all employees terminated in connection with such restructuring had been notified by the Company. Accrued expenses at June 30, 1998 include $86,000 as a result of the restructuring charge. During the quarter ended June 30, 1998 the Company paid $543,000 related to the restructuring charge.

5.  STOCK OPTION REPRICING

On January 23, 1998, the Compensation and Option Committee of the Board of Directors of the Company (the Committee) determined that, because certain stock options held by employees of the Company had an exercise price significantly higher than the fair market value of the Company's common stock, such stock options were not providing the desired incentive and retentive effect for employees. Accordingly, the Committee granted those employees whose options were between $15.00 and $24.63 per share an opportunity to cancel their existing options for new options on a one for one basis, with a new five-year vesting schedule beginning on January 23, 1998. Employees whose options were above $24.63 were offered an opportunity to cancel their existing options for new options on a two for three basis, with no change in their original vesting schedule. As a result of this stock option repricing, new options were granted to purchase 212,779 shares of common stock and the average exercise price of such options was reduced from $22.19 per share to $8.25 per share, the fair market value of the Company's common stock at the close of the market on January 22, 1998. With the exception of one executive officer, the Company's directors and executive officers were not eligible to participate in this stock option repricing. During the execution of the stock option repricing plan, the Company's stock price was below $8.25 per share and, therefore, no compensation charge was recorded as a result of the stock option repricing.

6.  NEW ACCOUNTING PRONOUNCEMENTS

In June 1997, the Financial Accounting Standards Board (the FASB) issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS 130) and Statement of Financial Accounting Standards No. 131, " Disclosures about Segments of an Enterprise and Related Information" (SFAS 131). The Company adopted SFAS 130 and 131 on January 1, 1998. SFAS 130 establishes standards for reporting comprehensive income and its components in the consolidated financial statements. There were no material differences between net income and comprehensive income for the three and six-month periods ended June 30, 1998. SFAS 131 establishes standards for reporting information on operating segments and will first be applicable to its December 31, 1998 year end financial statements.

In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133). SFAS 133 will become effective during 1999. To date the Company has not utilized derivative instruments or hedging activities and, therefore, the adoption of SFAS 133 will not have an impact on the Company's reported financial condition or results of operations.

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

RESULTS OF OPERATIONS

     ACQUISITION. On December 10, 1997, the Company acquired all of the outstanding capital stock of SeaChange Asia Pacific Operations Pte. Ltd., formerly IPC Interactive Pte. Ltd. (SC Asia). SC Asia's products together with the Company's centralized video server platform, provides interactive television network systems to the hospitality and commercial property markets. Additionally, SC Asia deploys and operates its interactive network television systems at customer locations and charges fees for providing services and content, which are primarily movies. The transaction was accounted for under the purchase method and, accordingly, the results of operations of the Company include the operating results of SC Asia from the date of acquisition.

     REVENUES. The Company's systems revenues consist primarily of sales of its digital video insertion products, movie system products and broadcast product. Systems revenues decreased by 35% to $13.2 million for the quarter ended June
30, 1998, from $20.2 million in the comparable quarter in 1997.   Systems
revenues decreased by 24% to $28.0 million for the six-month period ended June 30, 1998, from $36.9 million in the comparable period in 1997. The decrease in systems revenues resulted primarily from a decrease in the volume of digital video insertion systems sold to U.S. cable operators. The Company expects sales of its digital ad insertion products to decrease in 1998 compared to the $55.7 million of such revenue for the twelve months ended December 31, 1997, primarily due to a decrease in spending by U.S. cable operators on these products and slowness in the development of the international demand for such products. The Company anticipates future growth, if any, in systems revenues will come from its movie system and broadcast products. The broadcast product was released during the quarter ended June 30, 1998.
     The Company's service revenues consist of fees for installation, training and product maintenance, technical support services and content fees. The Company's services revenues increased by 102% to $3.4 million for the quarter ended June 30, 1998, from approximately $1.7 million in the comparable quarter in 1997. The Company's services revenues increased by 130% to $6.7 million in the six-month period ended June 30, 1998, from approximately $2.9 million in the comparable period in 1997. The increase in services revenues primarily resulted from renewals of maintenance and support contracts related to the growing installed base of systems and additional service revenues in the form of content fees as a result of the acquisition of SC Asia.
     For the quarters and six-month periods ended June 30, 1998 and 1997, certain customers accounted for more than 10% of the Company's total revenues. Individual customers accounted for 18% and 13% of total revenues in the quarter ended June 30, 1998, and 25%, 16%, 15% and 12% of total revenues in the quarter ended June 30, 1997. Individual customers accounted for 22% and 13% of total revenues in the six-month period ended June 30, 1998, and 30%, 16% and 15% of total revenues in the six-month period ended June 30, 1997.

     International revenues accounted for approximately 23% and 9% of total revenues in the quarters ended June 30, 1998 and 1997, respectively. The increase is primarily attributable sales of the Company's movie and broadcast products. International revenues accounted for approximately 15% and 10% of total revenues in the six-month periods ended June 30, 1998 and 1997, respectively. The Company expects that international sales will increase as a percentage of the Company's business in the future. As of June 30, 1998, substantially all sales of the Company's products have been made in United States dollars. The Company does not expect to change this practice significantly in the foreseeable future. Therefore, the Company has not experienced, nor does it expect to experience in the near term, any material impact from fluctuations in foreign currency exchange rates on its results of operations or liquidity.

     GROSS PROFIT. Systems gross profit as a percentage of systems revenues was 37.7% and 45.1% for the quarters ended June 30, 1998 and 1997, respectively. Systems gross profit as a percentage of systems revenues was 38.6% and 44.5% for
the six-month periods ended June 30, 1998 and 1997, respectively.   The decrease
in systems gross profit in the quarter and six-month period ended June 30, 1998 is primarily attributable to a shift in the mix of systems sales in 1998 to include a greater percentage of smaller scale digital ad insertion systems which results in a lower gross profit. The decrease is also attributable to the Company not achieving expected manufacturing efficiencies as a result of a less than expected systems sales volume and an increase of $890,000 in the Company's inventory valuation allowance during the six-month period ending June 30, 1998. The Company evaluates inventory levels and expected usage on a periodic basis and provides a valuation allowance for estimated inactive, obsolete and surplus inventory.

     Services gross profit as a percentage of services revenue was 7.9% and 2.8% for the quarters ended June 30, 1998 and 1997, respectively. Services gross profit as a percentage of services revenue was 8.7% for the six-month period ended June 30, 1998. Costs of services revenues exceeded services revenue by 2.9% for the six-month period ended June 30, 1997. Improvements in the services gross profit in 1998 reflects the increase in the installed base of systems under service contracts and the gross profit generated from content fees as a result of the acquisition of SC Asia. The Company expects that it will continue to experience fluctuations in gross profit as a percentage of services revenues as a result of the timing of providing product and maintenance support and other services to the growing installed base of systems and the timing of the costs associated with the Company building a service organization to support the installed base of systems and new products.

     RESEARCH AND DEVELOPMENT. Research and development expenses consist primarily of compensation of development personnel, depreciation of equipment and an allocation of related facility expenses. Research and development expenses increased to approximately $3.9 million, or 24% of total revenues in the quarter ended June 30, 1998, from approximately $2.8 million, or 13% of total revenues in the comparable quarter in 1997. Research and development expenses increased to approximately $7.9 million, or 23% of total revenues in the six-month period ended June 30, 1998 from approximately $5.2 million, or 13% of total revenues in the comparable period in 1997. These increases were primarily attributable to the hiring and contracting of additional development personnel and the acquisition of SC Asia. All internal software development costs to date have been expensed by the Company. The Company expects that research and development expenses will continue to increase in dollar amount as the Company continues its development of new and existing products.

     SELLING AND MARKETING. Selling and marketing expenses consist primarily of compensation expenses, including sales commissions, travel expenses and certain promotional expenses. Selling and marketing expenses increased to approximately $2.1 million, or 13% of total revenues in the quarter ended June 30, 1998, from approximately $1.8 million, or 8% of total revenues in the comparable quarter in 1997. Selling and marketing expenses increased to approximately $3.9 million, or 11% of total revenues in the six-month period ended June 30, 1998 from approximately $3.1 million, or 8% of total revenues in the comparable period in 1997. These increases were primarily attributable to the hiring of additional selling and marketing personnel, expanded promotional activities, increased international selling efforts and the acquisition of SC Asia. The Company expects that selling and marketing expenses will continue to increase in dollar amount as the Company hires additional personnel and expands selling and marketing activities for the remainder of 1998.

     GENERAL AND ADMINISTRATIVE. General and administrative expenses consist primarily of compensation of executive, finance, human resource and administrative personnel, legal and accounting services and an allocation of related facility expenses. General and administrative expenses increased to approximately $1.7 million, or 10% of total revenues in the quarter ended June 30, 1998, from approximately $866,000, or 4% of total revenues in the comparable quarter in 1997. General and administrative expenses increased to approximately $3.3 million, or 9% of total revenues in the six-month period ended June 30, 1998 from approximately $1.8 million, or 5% of total revenues in the comparable period in 1997. The increases were primarily attributable to increased staffing to support the Company's expanded operations in 1998 and the acquisition of SC Asia. The Company does not expect that general and administrative expenses will increase in dollar amount in the foreseeable future as the Company has centralized the accounting and finance functions of SC Asia, thereby reducing these related costs for the remainder of 1998.

     RESTRUCTURING OF OPERATIONS. In March 1998, the Company recorded a charge for the restructuring of operations of $676,000. Restructuring of operations included a provision of $569,000 related to the termination of 13 employees as part of a planned consolidation of the operations of SC Asia with the Company's operations, $60,000 related to the planned vacating of the premises at GSN, a subsidiary of SC Asia, and $47,000 of compensation expense associated with stock options for certain terminated employees. At March 31, 1998, all the employees terminated in connection with the restructuring had been notified.

     INTEREST INCOME. Interest income was approximately $76,000 and $187,000 in the quarter ended June 30, 1998 and 1997, respectively. Interest income was approximately $179,000 and $387,000 in the six-month periods ended June 30, 1998 and 1997, respectively. The decreases in interest income primarily resulted from a lower invested balance in the period ended June 30, 1998 compared to the comparable period in 1997.

     PROVISION FOR INCOME TAXES. The Company's effective tax rate was a benefit of 35.2% in the six-month period ended June 30, 1998 and a tax provision of 38% in the six-month period ended June 30, 1997. The change in the effective tax rate is attributable to the taxable loss in the six-month period ended June 30, 1998 compared to the taxable income in the six-month period ended June 30, 1997.

LIQUIDITY AND CAPITAL RESOURCES
     Cash, cash equivalents and marketable securities at June 30, 1998 were approximately $4.5 million, a $7.8 million decrease from the December 31, 1997 balance of $12.3 million. Working capital was approximately $23.3 million and $24.5 million at June 30, 1998 and December 31, 1997, respectively.
     Net cash used in operating activities was $7.0 million and $7.5 million in the six-month periods ended June 30, 1998 and 1997, respectively. Net cash used in operating activities during the six-month period ended June 30, 1998 was the result of the net loss adjusted for noncash expenses including depreciation and amortization and the changes in certain assets and liabilities. The significant changes in assets and liabilities included increases in accounts receivable, inventories and prepaid expenses and a decrease in customer deposits. These changes were partially offset by an increase in accounts payable. The increase in accounts receivable of approximately $1.9 million, or 15%, at June 30, 1998 is primarily attributable to the increased revenues in the quarter ended June 30, 1998 of $16.6 million, compared to revenues of approximately $12.7 million in the quarter ended December 31, 1997, an increase of $3.8 million, or 30%. The net increase in inventories of approximately $1.6 million, or 12% is attributable to lower than anticipated revenues in the quarter. The increase in prepaid expenses of approximately $2.9 million, or 121% at June 30, 1998, is attributable to an increase in prepaid income taxes due to the tax benefit recorded in the six-month period ended June 30, 1998 and prepayments to certain vendors for inventory. The decrease in customer deposits of approximately $1.4 million, or 67% at June 30, 1998, is the result of the timing, volume and size of customer orders. The increase in accounts payable of approximately $1.0 million, or 11% at June 30, 1998, is primarily the result of the timing of purchases and related payments.
     Net cash provided by investing activities was approximately $8.8 million in the six-month period ended June 30, 1998 and the net cash used in investing activities was $2.1 million in the six-month period ended June 30, 1997.
During the six-month period ended June 30, 1998, investing activities consisted of the sale and maturity of marketable securities which was partially offset by the purchase of marketable securities and the purchases of property and equipment to support the Company's growth. During the six-month period ended June 30, 1997, investing activities consisted of purchases of property and equipment to support the Company's growth.
     Net cash provided by financing activities was approximately $333,000 and $123,000 for the six-month periods ended June 30, 1998 and 1997, respectively, which consisted of proceeds from the issuance of common stock upon the exercise of employee stock options and employee stock purchase plan.

     The Company has a $6.0 million revolving line of credit with a bank which expires in September 1998. Borrowings under the line of credit are secured by substantially all of the Company's assets. Loans made under the revolving line of credit will bear interest at a rate per annum equal to, at the Company's option, the bank's base rate or LIBOR plus an applicable margin. The loan agreement relating to the line of credit requires that the Company provide the bank with certain periodic financial reports and comply with certain financial ratios. The Company was not in compliance with certain financial ratios as of June 30, 1998 but has received a waiver from the bank for such noncompliance, subject to the Company's agreement to negotiate the modification of the loan agreement prior to any borrowings. As of June 30, 1998, the Company had not borrowed against the line.

     The Company is currently negotiating to renew the revolving line of credit and establish a lease line facility. The Company believes that existing funds together with available borrowings under the line of credit and lease line facility are adequate to satisfy its working capital and capital expenditure requirements for the foreseeable future.

                          PART II.  OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

        (b)  Use of Proceeds

On November 4, 1996, the Company's Registration Statement on Form S-1 (File No. 333-12233) became effective. The Company filed an initial report on Form SR on February 11, 1997, disclosing the sale of securities and the use of proceeds through December 31, 1996, and Amendment No. 1 to Form SR on August 11, 1997, disclosing the use of proceeds through June 30, 1997. The net proceeds from this offering were $24,069,800. As of June 30, 1998, no information has changed from Amendment No. 1 except for the use of proceeds. The following describes the use of proceeds from November 4, 1996, the effective date, through June 30, 1998.

                                                                          Direct or Indirect
Use of Proceeds:                                                          Payment to Others
                                                                          ------------------
Purchase and installation of machinery and equipment                         $ 3,312,000
Working capital                                                              $16,166,800

Temporary Investments (specify):                                                 Amount
                                                                                 ------

Money Market                                                                 $   690,000
Municipal Bonds and Notes                                                    $ 3,901,000


None of the above payments were made to affiliates of the Company, directors, officers or persons owning 10% or more of any class of equity securities of the Company, other than in the ordinary course of business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

The annual meeting of security-holders of the Company was held on May 21, 1998. The following persons were elected as directors:

                                 Total Votes           Total Votes
Nominee                          for Nominee       Withheld for Nominee
-------                          -----------       -------------------
Martin R. Hoffmann                11,495,306             17,350
Edward J. McGrath                 11,495,306             17,350

In addition, after the annual meeting, the following persons continued to serve as directors of the Company: Paul H. Saunders, Carmine Vona and William C. Styslinger, III.


ITEM 5. OTHER INFORMATION

Proposals of stockholders intended for inclusion in the proxy statement to be furnished to all stockholders entitled to vote at the next annual meeting of stockholders of the Company must be received at the Company's principal executive office not later than December 23, 1998. The deadline for providing timely notice to the Company of matters that stockholders otherwise desire to introduce at the next annual meeting of stockholders of the Company is March 8, 1999. In order to curtail any controversy as to the date on which a proposal was received by the Company, it is suggested that proponents submit their proposals by Certified Mail, Return Receipt Requested. All notices of proposals by stockholders should be sent to the attention of Edward J. McGrath.


ITEM 6. EXHIBITS

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

Dated: August 13, 1998




SEACHANGE INTERNATIONAL, INC.
by:

/s/ William C. Styslinger, III
-----------------------------------------
William C. Styslinger, III
President, Chief Executive Officer,
Chairman of the Board and Director


/s/ Edward J. McGrath
-----------------------------------------
Edward J. McGrath
Vice President, Engineering,
Chief Technical Officer, Secretary,
Acting Chief Financial Officer and
Treasurer, and Director
(Principal Financial and Accounting Officer)

                         SEACHANGE INTERNATIONAL, INC.

                                 EXHIBIT INDEX





EXHIBIT NUMBER          DESCRIPTION                                                 PAGE
--------------          -----------                                                 ----

      27                Financial Data Schedule (For SEC Edgar Filing Only;
                        Intentionally Omitted)