Form 10-Q
period 1998-09-30
SEACHANGE INTERNATIONAL INC
filed 1998-11-17
CIK 1019671

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                   FORM 10-Q

(MARK ONE)

 X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
---   OF THE SECURITIES EXCHANGE ACT OF 1934
      For the quarterly period ended September 30, 1998


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

YES   X     NO
   -------    -------

The number of shares outstanding of the registrant's Common Stock on November 6, 1998 was 13,731,517.

--------------------------------------------------------------------------------

                            Exhibit Index at Page 14

                         SEACHANGE INTERNATIONAL, INC.

                               TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION                                                        PAGE
                                                                                      ----
         Item 1. Consolidated Financial Statements

         Consolidated Balance Sheet
         at September 30, 1998 and December 31, 1997 ..............................      3

         Consolidated Statement of Operations
         Three and Nine months ended September 30, 1998 and 1997 ..................      4

         Consolidated Statement of Cash Flows
         Nine months ended September 30, 1998 and 1997 ............................      5

         Notes to Consolidated Financial Statements ...............................    6-7

         Item 2. Management's Discussion and Analysis
         of Financial Condition and Results of Operations .........................   8-11

PART II. OTHER INFORMATION

         Item 2. Changes in Securities and Use of Proceeds ........................     12

         Item 6. Exhibits .........................................................     12

SIGNATURES ........................................................................     13

EXHIBIT INDEX .....................................................................     14


                         SEACHANGE INTERNATIONAL, INC.
                          CONSOLIDATED BALANCE SHEET
                   (IN THOUSANDS, EXCEPT SHARE-RELATED DATA)

                                                                           SEPTEMBER 30,         DECEMBER 31,
                                                                               1998                 1997
                                                                           ------------         ------------
                                                                            (UNAUDITED)
ASSETS
Current assets:
     Cash and cash equivalents                                                 $ 4,388              $ 2,973
     Marketable securities                                                           -                9,310
     Accounts receivable, net of allowance for doubtful accounts
       of $737 at September 30, 1998 and $559 at December 31, 1997              14,062               12,535
     Inventories                                                                18,505               13,713
     Prepaid expenses                                                            5,683                2,336
     Deferred income taxes                                                       1,091                1,091
                                                                           ------------         ------------
         Total current assets                                                   43,729               41,958
     Property and equipment, net                                                 6,501                8,303
     Goodwill and intangibles, net, and other assets                             1,475                1,689
                                                                           ------------         ------------
                                                                              $ 51,705             $ 51,950
                                                                           ============         ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                                         $ 11,973              $ 8,765
     Accrued expenses                                                            2,884                2,718
     Customer deposits                                                           1,344                2,049
     Deferred revenue                                                            4,010                3,851
     Income taxes payable                                                          192                   85
                                                                           ------------         ------------
         Total current liabilities                                              20,403               17,468
                                                                           ------------         ------------
Stockholders' Equity:
Common stock, $.01 par value; 50,000,000 shares authorized; 13,712,874 shares and 13,593,594 shares issued at September 30, 1998
     and December 31, 1997, respectively                                           137                  136
Additional paid-in capital                                                      31,977               31,218
Retained earnings (accumulated deficit)                                           (682)               3,114
Treasury stock, 9,000 shares of common stock at September 30, 1998
     and December 31, 1997                                                           -                    -
Cumulative translation adjustment                                                 (130)                  14
                                                                           ------------         ------------
         Total stockholders' equity                                             31,302               34,482
                                                                           ------------         ------------
                                                                              $ 51,705             $ 51,950
                                                                           ============         ============


The accompanying notes are an integral part of these consolidated financial statements.

                         SEACHANGE INTERNATIONAL, INC.
                     CONSOLIDATED STATEMENT OF OPERATIONS
          (UNAUDITED, IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                           THREE MONTHS ENDED                      NINE MONTHS ENDED
                                                             SEPTEMBER 30,                           SEPTEMBER 30,
                                               ---------------------------------------    -------------------------------------
                                                     1998                 1997                  1998                1997
                                               ------------------   ------------------    -----------------    ----------------
REVENUES:
    Systems                                             $ 14,240             $ 13,188             $ 42,254            $ 50,168
    Services                                               3,548                2,063               10,283               4,987
                                               ------------------   ------------------    -----------------    ----------------
                                                          17,788               15,251               52,537              55,155
                                               ------------------   ------------------    -----------------    ----------------
COSTS OF REVENUES:
    Systems                                                8,897                7,889               26,087              28,425
    Services                                               3,755                1,953                9,906               4,961
                                               ------------------   ------------------    -----------------    ----------------
                                                          12,652                9,842               35,993              33,386
                                               ------------------   ------------------    -----------------    ----------------
Gross profit                                               5,136                5,409               16,544              21,769
                                               ------------------   ------------------    -----------------    ----------------

OPERATING EXPENSES:
    Research and development                               3,897                3,159               11,800               8,325
    Selling and marketing                                  1,928                1,431                5,854               4,541
    General and administrative                             1,174                  792                4,457               2,588
    Restructuring of operations                                -                    -                  676                   -
                                               ------------------   ------------------    -----------------    ----------------
                                                           6,999                5,382               22,787              15,454
                                               ------------------   ------------------    -----------------    ----------------
    Income (loss) from operations                         (1,863)                  27               (6,243)              6,315
Interest income, net                                          20                  136                  199                 523
                                               ------------------   ------------------    -----------------    ----------------
    Income (loss) before income taxes                     (1,843)                 163               (6,044)              6,838
Provision (benefit) for income taxes                        (770)                  61               (2,248)              2,598
                                               ------------------   ------------------    -----------------    ----------------
    Net income (loss)                                   $ (1,073)               $ 102             $ (3,796)            $ 4,240
                                               ==================   ==================    =================    ================

Basic earnings (loss) per share                          $ (0.08)              $ 0.01              $ (0.31)             $ 0.42
Diluted earnings (loss) per share                        $ (0.08)              $ 0.01              $ (0.31)             $ 0.32

Shares used in calculating:
    Basic earnings (loss) per share                   12,917,766           10,624,806           12,204,529          10,042,534
    Diluted earnings (loss) per share                 12,917,766           13,344,863           12,204,529          13,388,634


The accompanying notes are an integral part of these consolidated financial statements.

                         SEACHANGE INTERNATIONAL, INC.
                     CONSOLIDATED STATEMENT OF CASH FLOWS
               INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                           (UNAUDITED, IN THOUSANDS)

                                                                             NINE MONTHS ENDED
                                                                                SEPTEMBER 30,
                                                                          1998                   1997
                                                                      ------------           ------------
 Cash flows from operating activities
    Net income (loss)                                                    $ (3,796)               $ 4,240
    Adjustments to reconcile net income (loss) to net cash
        used in operating activities:
           Depreciation and amortization                                    3,376                  1,975
           Inventory valuation allowance                                      970                  1,130
           Other                                                               47                    (93)
           Changes in assets and liabilities:
              Accounts receivable                                          (1,527)                (7,031)
              Inventories                                                  (5,249)                (6,880)
              Prepaid expenses and other assets                            (3,442)                  (763)
              Accounts payable                                              3,183                     60
              Accrued expenses                                                166                    250
              Customer deposits                                              (705)                (2,600)
              Deferred revenue                                                159                    776
              Income taxes payable                                            107                      -
                                                                      ------------           ------------
                 Net cash used in operating activities                     (6,711)                (8,936)
                                                                      ------------           ------------
 CASH FLOWS FROM INVESTING ACTIVITIES
    Purchases of property and equipment                                    (1,897)                (1,472)
    Proceeds from sale and maturity of marketable securities               10,212                      -
    Purchases of marketable securities                                       (902)                     -
                                                                      ------------           ------------
                 Net cash provided by (used in) investing activities        7,413                 (1,472)
                                                                      ------------           ------------
 CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from issuance of common stock                                    713                    417
                                                                      ------------           ------------
                 Net cash provided by financing activities                    713                    417
                                                                      ------------           ------------
 Net increase (decrease) in cash and cash equivalents                       1,415                 (9,991)
 Cash and cash equivalents, beginning of period                             2,973                 23,394
                                                                      ------------           ------------
 Cash and cash equivalents, end of period                                 $ 4,388               $ 13,403
                                                                      ============           ============
 SUPPLEMENTAL DISCLOSURE OF NONCASH ACTIVITIES
   Transfer of items originally classified as fixed assets to
       inventories                                                          $ 513                    $ -

   Transfer of items originally classified as inventories to
       fixed assets                                                         $ 584                  $ 879



The accompanying notes are an integral part of these consolidated financial statements.

                         SEACHANGE INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           (UNAUDITED; IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)



1.   BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements include the accounts of SeaChange International, Inc. and its wholly owned subsidiaries. The Company believes that the unaudited consolidated financial statements reflect all adjustments (consisting of only normal recurring adjustments), necessary for a fair presentation of the Company's financial position, results of operations and cash flows at the dates and for the periods indicated. The results of operations for the three-month and nine-month periods ended September 30, 1998 are not necessarily indicative of results expected for the full fiscal year or any other future periods. The unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes for the year ended December 31, 1997, included in the Company's Annual Report on Form 10-K for such fiscal year.

2.   EARNINGS PER SHARE

     For the three and nine months ended September 30, 1998, potential common stock of 227,388 and 258,008, respectively, of common shares issuable upon the exercise of stock options and 755,550 and 1,370,800, respectively, of unvested restricted common shares are antidilutive because the Company recorded a net loss for the periods and, therefore, have been excluded from the diluted earnings per share computations.

     Below is a summary of the shares used in calculating basic and diluted earnings per share for the periods indicated:

                                                               THREE MONTHS ENDED              NINE MONTHS ENDED
                                                                  SEPTEMBER 30,                   SEPTEMBER 30,
                                                       ----------------------------------------------------------------
                                                              1998            1997            1998            1997
                                                       ----------------------------------------------------------------

Weighted average number of shares outstanding                 12,917,766     10,624,806       12,204,529     10,042,534
Unvested restricted common shares                                      -      2,272,800                -      2,846,000
Dilutive stock options                                                 -        447,257                -        500,101
                                                              ----------     ----------       ----------     ----------
Shares used in calculating diluted earnings per
 share                                                        12,917,766     13,344,863       12,204,529     13,388,635
                                                              ==========     ==========       ==========     ==========

3.   INVENTORIES

     Inventories consist of the following:

                                                                                SEPTEMBER 30,      DECEMBER 31,
                                                                                    1998               1997
                                                                            --------------------------------------
Components and assemblies                                                          $16,076            $11,932
Finished products                                                                    2,429              1,781
                                                                                   -------            -------
                                                                                   $18,505            $13,713
                                                                                   =======           ========

4.   RESTRUCTURING OF OPERATIONS

     In March 1998, the Company recorded a charge for the restructuring of operations of $676,000. The charge for the restructuring included $569,000 related to the termination of 13 employees as part of a planned consolidation of the operations of SeaChange Asia Pacific Operations Pte. Ltd., formerly IPC Interactive Pte. Ltd. (SC Asia), a Singapore corporation, which, together with its wholly owned U.S. subsidiary, GuestServe Networks, Inc., formerly IPC Interactive, Inc. (GSN), was acquired in December 1997. The restructuring charge also included a provision of $60,000 related to the planned vacating of premises at GSN and $47,000 of compensation expense associated with stock options for certain terminated employees. At March 31, 1998, all employees terminated in connection with such restructuring had been notified by the Company. Accrued expenses at September 30, 1998 include $20,000 as a result of the restructuring charge. During the quarter ended September 30, 1998, the Company paid $66,000 related to the restructuring charge.

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

6.   NEW ACCOUNTING PRONOUNCEMENTS

     In June 1997, the Financial Accounting Standards Board (the FASB) issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS 130) and Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS 131). The Company adopted SFAS 130 and 131 on
     January 1, 1998.   SFAS 130 establishes standards for reporting
     comprehensive income and its components in the consolidated financial statements. There were no material differences between net income and comprehensive income for the three and nine-month periods ended September
     30, 1998.   SFAS 131 establishes standards for reporting information on operating segments and will first be applicable to its December 31, 1998 year end financial statements.

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

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FACTORS THAT MAY AFFECT FUTURE RESULTS

     Any statements contained in this Form 10-Q that do not describe historical facts, including without limitation statements concerning expected revenues, earnings, product introductions, general market conditions and Year 2000 issues, may constitute forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. Any such forward-looking statements contained herein are based on current expectations, but are subject to a number of risks and uncertainties that may cause actual results to differ materially from expectations. The factors that could cause actual future results to differ materially from current expectations include the following: the Company's ability to integrate the operations of acquired subsidiaries; fluctuations in demand for the Company's products and services; the Company's ability to manage its growth; the Company's ability to develop, market and introduce new and enhanced products and services on a timely basis; the rapid technological change which characterizes the Company's markets; the Company's significant concentration of customers; the Company's dependence on certain sole source suppliers and third-party manufacturers; the risks associated with international sales as the Company expands its markets; the ability of the Company to compete successfully in the future; and the risks associated with the Year 2000 issue including, without limitation, those risks listed under "Year 2000 Issue/Year 2000 Readiness Disclosure--Risks Associated with Year 2000 Issue".
Further information on factors that could cause actual results to differ from those anticipated is detailed in various filings made by the Company from time to time with the Securities and Exchange Commission, including but not limited to, those appearing under the caption "Certain Risk Factors" in the Company's Annual Report on Form 10-K dated March 31, 1998. Any forward-looking statements should be considered in light of those factors.

YEAR 2000 ISSUE/YEAR 2000 READINESS DISCLOSURE

     Overview. The Company is in the process of analyzing and addressing what is known as the Year 2000 Issue. The Year 2000 Issue has arisen because many existing computer programs use only two digits to identify a year in the data field. These programs were designed and developed without considering the impact of the upcoming change in the century and, accordingly, could misconstrue dates such as "00" as the year 1900 rather than 2000. The failure of computer programs and systems to properly recognize dates beginning in the year 2000 could adversely affect the Company's business activities.

     The Company's Year 2000 Compliance Program. The Company has initiated its Year 2000 Compliance Program, the purpose of which is: to identify important systems that are not yet Year 2000 compliant; to initiate replacement or remedial action to assure that key systems will continue to operate in the Year 2000 and to test the replaced or remediated systems; to identify and contact key suppliers, vendors, customers and business partners to evaluate their ability to maintain normal operations in the Year 2000; and to develop appropriate contingency plans for dealing with foreseeable Year 2000 complications. The Company has appointed a Year 2000 Committee that is responsible for the Company's Year 2000 Compliance Program and that reports the results and status of the Company's Year 2000 efforts to the Board of Directors. The Company expects to substantially complete its Year 2000 Compliance Program activities by the end of 1999.

     Information Technology Systems. The Company's critical internal information technology ("IT") systems consist of its Electronic Mail system, Corporate Communications system, Manufacturing database, desktop and file management systems, Software Development tools and I/S Management tools. The Company also uses a Call Center Management software tool for use in the Company's customer service department. The Company has contacted the vendors of these systems and obtained assurances that these IT systems are currently in material Year 2000 compliance. To the extent that some employees may be using older versions of these systems that may not be compliant, the Company intends to upgrade such systems to achieve material Year 2000 compliance. The Company is expecting to obtain written statements confirming such compliance from these vendors. The Company is still in the process of evaluating other areas of its existing internal IT systems at this time and will seek further assurances from its vendors as necessary. The Company plans to test its critical IT systems during 1999. The Company intends to evaluate the need for contingency plans for these internal IT systems given the assurances of compliance the Company has received for these systems. While the Company will work diligently with all of its IT system providers, there is no guarantee that these IT systems providers will meet Year 2000 compliance. The failure of any such IT system to be Year 2000 compliant could have a negative effect on the business activities of the Company.

     Non-Information Technology Systems. The Company is conducting an assessment of its non-information technology systems (such as building security, voice mail, telephone and other systems containing embedded microprocessors) and is in the process of determining the nature and extent of any work that may be required to make any non-IT systems Year 2000 compliant. The Company intends to make Year 2000 compliance inquiries to the vendors of these systems, track the responses to its inquiries and have the inquiry process completed during the first half of 1999.

     Third Party Suppliers, Vendors and Customers. The Company's Year 2000 Compliance Program also includes an investigation of the Year 2000 compliance of its major suppliers, vendors, customers and business partners. For example, all of the Company's products and services incorporate third party software and hardware. The Company is in the process of evaluating its product components. The Company has identified and contacted most of its third party suppliers of hardware and software components regarding Year 2000 compliance. The Company has learned that some features or functions of such third party components are not Year 2000 compliant. However, in certain cases the Company does not use such features or functions in its products and, to that extent, the Company believes the non-compliance of such features and functions will not have a negative impact on its products. In those cases where the non-compliance of third party components does affect features or functions used by the Company in its products, the Company intends to install upgrades (most of which are currently available) to achieve material compliance. In addition, the Company is in the process of testing its application software. To date, the Company has found its application software to be Year 2000 compliant. Given the number of components and the complexity of the software incorporated in the Company's products and services, the Company believes that in the course of conducting its Year 2000 Compliance Program it could reasonably discover that the Year 2000 problem may affect its software or components. However, the Company regularly develops software updates to its product offerings as a natural course of business and the Company does not expect that these Year 2000 updates will be excessively complex or expensive to implement. Still, there can be no assurances that there will be no service interruption on the part of any of the Company's third party suppliers due to the Year 2000 problem and this could have a material adverse effect on the Company.

     Year 2000 Costs and Expenses. To date, the costs associated with the Year 2000 Issue and the Company's Year 2000 Compliance Program have not been material. The Company will incur costs that include internal resources, software and equipment upgrades and replacement. Based on currently available information, the Company believes that the expense associated with its ongoing efforts will not be material and will be funded through operations, but the Company has not completed its evaluation of its non-IT systems and its third party relationships. If unforeseen compliance efforts are required or if present compliance efforts are not completed on time, or if the cost of any required updating, modification or replacement of the Company's systems or equipment exceeds the Company's estimates, the Year 2000 Issue could result in material costs and have a material adverse effect on the Company.

     Contingency Plans. At the present time, the Company has not yet formulated contingency plans for addressing problems due to the Year 2000 Issue. The Company has been assured that its critical internal IT systems are compliant by the vendors of those systems and the Company will evaluate the need for contingency plans for internal IT systems given those assurances. The Company is currently in the process of evaluating the Year 2000 Issue with respect to its non-IT systems and with respect to its major suppliers, vendors, customers and business partners. As this evaluation process proceeds, the Company will formulate appropriate contingency plans. The Company expects that any required contingency planning will be completed no later than the end of 1999.

     Risks Associated with Year 2000 Issue. Various statements in this discussion of Year 2000 are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 as discussed above under "Factors That May Affect Future Results." These statements include statements of the Company's expectations, statements with regard to schedules and expected completion dates and statements regarding expected Year 2000 compliance. These forward-looking statements are subject to various risk factors which may materially affect the Company's efforts to achieve Year 2000 compliance. These risk factors include the inability of the Company to complete the plans and modifications that it has identified, the failure of software vendors to deliver the upgrades and repairs to which they have committed, the wide variety of information technology systems and components, both hardware and software, that must be evaluated and the large number of vendors and customers with which the Company interacts. The Company's assessments of the effects of Year 2000 on the Company are based, in part, upon information received from third parties and the Company's reasonable reliance on that information. Therefore, the risk that inaccurate information is supplied by third parties upon which the Company reasonably relied must be considered as a risk factor that might affect the Company's Year 2000 efforts. The Company is attempting to reduce the risks by utilizing an organized approach, extensive testing, and allowance of ample contingency time to address issues identified by tests.


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

     REVENUES. The Company's systems revenues consist primarily of sales of its digital video insertion, movie system and broadcast products. Systems revenues increased by 8% to $14.2 million for the quarter ended September 30, 1998, from
$13.2 million in the comparable quarter in 1997.   Systems revenues decreased by
16% to $42.3 million for the nine-month period ended September 30, 1998, from $50.2 million in the comparable period in 1997. The increase in systems revenues in the quarter ended September 30, 1998 from the comparable period in 1997 resulted primarily from the sale of broadcast products that were initially introduced during the quarter ended June 30, 1998. The decrease in systems revenues for the nine-month period ended September 30, 1998 from the comparable period in 1997 resulted primarily from a decrease in the volume of digital video insertion systems sold to U.S. cable operators and was partially offset by the sale of broadcast products. The Company expects sales of its digital ad insertion products to decrease in the remainder of 1998 compared to the $55.7 million of such revenue for the twelve months ended December 31, 1997, primarily due to a decrease in spending by U.S. cable operators. U.S. cable operators have shifted their spending patterns to buy expansions to existing systems and to buy smaller scale digital ad insertion systems. The Company anticipates future growth, if any, in systems revenues will come from its movie system and broadcast products.

     The Company's service revenues consist of fees for installation, training and product maintenance, technical support services and content fees. The Company's services revenues increased by 72% to $3.5 million for the quarter ended September 30, 1998, from approximately $2.1 million in the comparable
quarter in 1997.   The Company's services revenues increased by 106% to $10.3 million in the nine-month period ended September 30, 1998, from approximately $5.0 million in the comparable period in 1997. The increase in services revenues primarily resulted from renewals of maintenance and support contracts related to the growing installed base of systems and additional service revenues in the form of content fees as a result of the acquisition of SC Asia.

     For the quarters and nine-month periods ended September 30, 1998 and 1997, certain customers accounted for more than 10% of the Company's total revenues. Individual customers accounted for 43% and 10% of total revenues in the quarter ended September 30, 1998, and 20%, 17% and 12% of total revenues in the quarter ended September 30, 1997. Individual customers accounted for 29% and 12% of total revenues in the nine-month period ended September 30, 1998, and 27%, 17% and 12% of total revenues in the nine-month period ended September 30, 1997.

     International revenues accounted for approximately 6% and 14% of total revenues in the quarters ended September 30, 1998 and 1997, respectively. The decrease is primarily attributable to the timing of individual international sales. International revenues accounted for approximately 12% and 11% of total revenues in the nine-month periods ended September 30, 1998 and 1997, respectively. The Company expects that international sales will increase as a percentage of the Company's business in the future. As of September 30, 1998, substantially all sales of the Company's products and services have been made in United States dollars. The Company does not expect to change this practice significantly in the foreseeable future. Therefore, the Company has not experienced, nor does it expect to experience in the near term, any material impact from fluctuations in foreign currency exchange rates on its results of operations or liquidity.

     GROSS PROFIT. Systems gross profit as a percentage of systems revenues was 37.5% and 40.2% for the quarters ended September 30, 1998 and 1997, respectively. Systems gross profit as a percentage of systems revenues was 38.3% and 43.3% for the nine-month periods ended September 30, 1998 and 1997, respectively. The decrease in systems gross profit in the quarter and nine-month periods ended September 30, 1998 is primarily attributable to a shift in the mix of sales in 1998 to include a greater percentage of sales of certain components to the installed base and a greater number of sales of the smaller scale digital ad insertion systems both of which contibuted to a lower gross profit than in 1997.

     Costs of services exceeded services revenue by 5.8% for the quarter ended September 30, 1998. Services gross profit as a percentage of services revenue was 5.3% for the quarter ended September 30, 1997. Services gross profit as a percentage of services revenue was 3.7% and 0.5% for the nine-month periods ended September 30, 1998 and 1997, respectively. The decrease in services gross profit in the quarter ended September 30, 1998 is primarily attributable to the hiring and training of additional service personnel to provide worldwide support for the movie and broadcast products. Improvements in the services gross profit in the nine-month period ended September 30, 1998 reflects the increase in the installed base of systems under service contracts and the gross profit generated from content fees as a result of the acquisition of SC Asia. The Company expects that it will continue to experience fluctuations in gross profit as a percentage of services revenue as a result of the timing of generating revenues from product and maintenance support and other services to support the growing installed base of systems and the timing of the costs associated with the Company building a service organization to support the installed base of systems and new products.

     RESEARCH AND DEVELOPMENT. Research and development expenses consist primarily of compensation of development personnel, depreciation of equipment and an allocation of related facility expenses. Research and development expenses increased to approximately $3.9 million, or 22% of total revenues in the quarter ended September 30, 1998, from approximately $3.2 million, or 21% of total revenues in the comparable quarter in 1997. Research and development expenses increased to approximately $11.8 million, or 23% of total revenues in the nine-month period ended September 30, 1998 from approximately $8.3 million, or 15% of total revenues in the comparable period in 1997. These increases were primarily attributable to the hiring and contracting of additional development personnel and the acquisition of SC Asia. All internal software development costs to date have been expensed by the Company. The Company expects that research and development expenses will continue to increase in dollar amount as the Company continues its development of new and existing products.

     SELLING AND MARKETING. Selling and marketing expenses consist primarily of compensation expenses, including sales commissions, travel expenses and certain promotional expenses. Selling and marketing expenses increased to approximately $1.9 million, or 11% of total revenues in the quarter ended September 30, 1998, from approximately $1.4 million, or 9% of total revenues in the comparable quarter in 1997. Selling and marketing expenses increased to approximately $5.9 million, or 11% of total revenues in the nine-month period ended September 30, 1998 from approximately $4.5 million, or 8% of total revenues in the comparable period in 1997. These increases were primarily attributable to the hiring of additional selling and marketing personnel, expanded promotional activities, increased international selling efforts and the acquisition of SC Asia. The Company expects that selling and marketing expenses will continue to increase in dollar amount as the Company hires additional personnel and expands selling and marketing activities for the remainder of 1998.

     GENERAL AND ADMINISTRATIVE. General and administrative expenses consist primarily of compensation of executive, finance, human resource and administrative personnel, legal and accounting services and an allocation of related facility expenses. General and administrative expenses increased to approximately $1.2 million, or 7% of total revenues in the quarter ended September 30, 1998, from approximately $792,000, or 5% of total revenues in the comparable quarter in 1997. General and administrative expenses increased to approximately $4.5 million, or 9% of total revenues in the nine-month period ended September 30, 1998 from approximately $2.6 million, or 5% of total revenues in the comparable period in 1997. The increases were primarily attributable to increased staffing to support the Company's expanded operations in 1998 and the acquisition of SC Asia. The Company does not expect that general and administrative expenses will increase in dollar amount in the foreseeable future as the Company has centralized the accounting and finance functions of SC Asia, thereby reducing these related costs for the remainder of 1998.

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

     INTEREST INCOME. Interest income was approximately $20,000 and $136,000 in the quarter ended September 30, 1998 and 1997, respectively. Interest income was approximately $199,000 and $523,000 in the nine-month periods ended September 30, 1998 and 1997, respectively. The decreases in interest income primarily resulted from lower average invested balances in the period ended September 30, 1998 compared to the comparable period in 1997.

     PROVISION FOR INCOME TAXES. The Company's effective tax rate was a benefit of 37.2% in the nine-month period ended September 30, 1998 and a tax provision of 38.0% in the nine-month period ended September 30, 1997. The change in the effective tax rate is attributable to the taxable loss in the nine-month period ended September 30, 1998 compared to the taxable income in the nine-month period ended September 30, 1997.

LIQUIDITY AND CAPITAL RESOURCES

     Cash, cash equivalents and marketable securities at September 30, 1998 were approximately $4.4 million, a $7.9 million decrease from the December 31, 1997 balance of $12.3 million. Working capital was approximately $23.3 million and $24.5 million at September 30, 1998 and December 31, 1997, respectively.

     Net cash used in operating activities was $6.7 million and $8.9 million in
the nine-month periods ended September 30, 1998 and 1997, respectively.   Net
cash used in operating activities during the nine-month period ended September 30, 1998 was the result of the net loss adjusted for noncash expenses including depreciation and amortization, inventory valuation allowance and the changes in certain assets and liabilities. The significant changes in assets and liabilities included increases in accounts receivable, inventories and prepaid expenses and a decrease in customer deposits. These changes were partially offset by an increase in accounts payable. The increase in accounts receivable of approximately $1.5 million, or 12%, at September 30, 1998 is primarily attributable to the increased revenues in the quarter ended September 30, 1998 of $17.8 million, compared to revenues of approximately $12.7 million in the quarter ended December 31, 1997, an increase of $5.1 million, or 40%. The net increase in inventories of approximately $4.3 million, or 31% is attributable to the increase in the number of product lines and lower than anticipated revenues in the nine-month period ended September 30, 1998. The increase in prepaid expenses of approximately $3.3 million, or 143% at September 30, 1998, is attributable to an increase in prepaid income taxes due to the tax benefit recorded in the nine-month period ended September 30, 1998 and prepayments to certain vendors for inventory. The decrease in customer deposits of approximately $705,000, or 34% at September 30, 1998, is the result of the timing, volume and size of customer orders. The increase in accounts payable of approximately $3.2 million, or 37% at September 30, 1998, is primarily the result of the timing of purchases and related payments.

     Net cash provided by investing activities was approximately $7.4 million in the nine-month period ended September 30, 1998 and the net cash used in investing activities was $1.5 million in the nine-month period ended September 30, 1997. During the nine-month period ended September 30, 1998, investing activities consisted of the sale and maturity of marketable securities which was partially offset by the purchase of marketable securities and the purchases of property and equipment to support the Company's growth. During the nine-month period ended September 30, 1997, investing activities consisted of purchases of property and equipment to support the Company's growth.

     Net cash provided by financing activities was approximately $713,000 and $417,000 for the nine-month periods ended September 30, 1998 and 1997, respectively, which consisted of proceeds from the issuance of common stock upon the exercise of employee stock options and exercises pursuant to the employee stock purchase plan.

     In November 1998, the Company entered into a $9.0 million revolving line of credit and equipment line with a bank which expires in November 1999. Borrowings under the lines are secured by substantially all of the Company's assets. Loans made under the lines will bear interest at a rate per annum equal to the bank's base rate. The loan agreement relating to the lines requires that the Company provide the bank with certain periodic financial reports and comply with certain financial ratios.

     The Company believes that existing funds together with available borrowings under the line of credit and equipment line facility are adequate to satisfy its working capital and capital expenditure requirements for the foreseeable future.

                          PART II.  OTHER INFORMATION


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

(b)  Use of Proceeds

On November 4, 1996, the Company's Registration Statement on Form S-1 (File No. 333-12233) became effective. The Company filed an initial report on Form SR on February 11, 1997, disclosing the sale of securities and the use of proceeds through December 31, 1996, and Amendment No. 1 to Form SR on August 11, 1997, disclosing the use of proceeds through June 30, 1997. The net proceeds from this offering were $24,069,800. As of September 30, 1998, no information has changed from Amendment No. 1 except for the use of proceeds. The following describes the use of proceeds from November 4, 1996, the effective date, through September 30, 1998.

                                                                                Direct or Indirect
Use of Proceeds:                                                                 Payment to Others
                                                                                ------------------
Purchase and installation of machinery and equipment                                $ 4,055,000
Working capital                                                                     $15,626,800

Temporary Investments (specify):                                                      Amount
                                                                                ------------------
Money Market and short-term Investments                                             $ 4,388,000
Municipal Bonds and Notes                                                           $         -

None of the above payments were made to affiliates of the Company, directors, officers or persons owning 10% or more of any class of equity securities of the Company, other than in the ordinary course of business.


ITEM 6. EXHIBITS

(a)   Exhibits

      Exhibit 10.1: Intellectual Property Security Agreement dated as of November 12, 1998 by and between the Company and Silicon Valley Bank, a California bank of Corporation ("Silicon Valley Bank")

      Exhibit 10.2: Loan and Security Agreement dated as of November 12, 1998 by and between the Company and Silicon Valley Bank

      Exhibit 27:    Financial Data Schedule (For SEC Edgar
                     Filing Only; Intentionally Omitted)

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, SeaChange International, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 16, 1998



SEACHANGE INTERNATIONAL, INC.
by:

/s/ William C. Styslinger, III
--------------------------------
William C. Styslinger, III
President, Chief Executive Officer,
Chairman of the Board and Director


/s/ William L. Fiedler
------------------------
William L. Fiedler
Vice President, Finance and Administration,
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

                         SEACHANGE INTERNATIONAL, INC.

                                 EXHIBIT INDEX




EXHIBIT NUMBER                     DESCRIPTION                                  PAGE
--------------                     -----------                                  ----

     10.1          Intellectual Property Security Agreement dated as of           15
                   November 12, 1998 by and between the Company and
                   Silicon Valley Bank, a California banking
                   corporation ("Silicon Valley Bank")

     10.2 Loan and Security Agreement dated as of November 12, 1998 by and between the Company and Silicon Valley Bank

     27            Financial Data Schedule (For SEC Edgar Filing Only;
                   Intentionally Omitted)