Form 10-K
period 1998-12-31
SEACHANGE INTERNATIONAL INC
filed 1999-03-24
CIK 1019671

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-K

             [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended December 31, 1998

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

Yes [X]     No [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

As of March 5, 1999 the aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing price for the registrant's Common Stock on the Nasdaq National Market on such date was $48,774,090. The number of shares of the registrant's Common Stock outstanding as of the close of business on March 5, 1999 was 13,748,412.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the definitive Proxy Statement in connection with the Annual Meeting of Stockholders to be held on or about June 17, 1999 to be filed pusuant to Regulation 14A are incorporated by reference into Part III of this Form 10-K.

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


ITEM 1.  Business

     SeaChange International, Inc. ("SeaChange"or the "Company") develops, markets and supports products to manage, store and distribute digital video for television operators, broadcast and telecommunications companies. The Company's products utilize its proprietary distributed application software and standard industry components to automate the management and distribution of short- and long-form video streams including advertisements, movies, news updates and other video programming requiring precise, accurate and continuous execution. The Company's digital video products with their state-of-the-art electronic storage and retrieval capabilities are designed to provide higher image quality and to be more reliable, easier to use and less expensive than analog tape-based systems. In addition, SeaChange's products enable its customers to increase revenues by offering more targeted services such as geography-specific spot advertising and video-on-demand movies.

     SeaChange's products address a number of specific markets. The SeaChange SPOT System is the leading digital advertisement and other short-form video insertion system for the multichannel television market in terms of installations in the United States, based on currently available industry sources and the Company's internal data. A majority of SeaChange's customers consist of major cable television operators and telecommunications companies in the United States. The SeaChange SPOT System converts analog video forms such as advertisements and news updates to digital video forms. It stores them in remote or local digital libraries, and inserts them automatically into television network streams. The SPOT System provides high run-rate accuracy and video image quality, permits geographic and demographic specificity of advertisements and reduces operating costs. The SeaChange Advertising Management Software operates in conjunction with the SeaChange SPOT System to automate and simplify complex sales, scheduling and billing processes for the multichannel television market.

     The Company has two existing movie products and one video-on-demand (VOD) product all for the movie markets. The Company sells the SeaChange Movie System which provides long-form video storage and delivery for the pay-per-view movie markets and the SeaChange GuestServe System for delivering video-on-demand and other guest services, internet access and PC games in a hotel environment for cable television and telecommunications companies. The Company also sells its video server, which is designed to store and distribute video streams of various lengths, and MediaCluster, SeaChange's proprietary software technology that enables multiple video servers to operate together as an integrated video server.

     The Company introduced its Broadcast MediaCluster product in 1998, offering play to air capability for commercials and syndicated or other programming for broadcast television companies. During 1998, the Company installed broadcast systems at customer locations including network affiliates in the United States and broadcast companies internationally.

     Finally, SeaChange has developed the SeaChange ITV (Interactive Television) MediaCluster to provide residential video-on-demand and other interactive services for cable television operators and telecommunications companies. During 1998, SeaChange entered into agreements with several cable companies to provide SeaChange's ITV System for demonstration and testing of their video-on-demand systems. The Company also has agreements with certain developers of digital set-top boxes to test and integrate their products with SeaChange's ITV System.

     The Company was incorporated in Delaware in July 1993.

Industry Background

     Television operators, the largest users of professional quality video, historically have relied on videotape technology such as reel-to-reel technology and tape cassettes for the storage and distribution of video streams. These systems, which use video tape as the primary mechanism for the storage and distribution of video, have substantial limitations. Video tapes and their associated recording playback mechanisms are subject to mechanical failure and generational loss of video quality. Tape-based systems also require significant manual intervention, which makes them expensive and cumbersome to operate and limits their flexibility for programming and schedule changes. Finally, video tapes are bulky and have limited storage capacity.

     Over the past decade, the limitations of video tape-based systems have become increasingly apparent. Changes in government regulation and increased competition have forced television operators, to seek new revenue sources and reduce costs. In addition, television operators, to be competitive in the widening home-entertainment market, must find and offer new and enhanced video services while simultaneously improving the efficiency of their operations. While video tape-based systems are sufficient for some traditional applications, they do not meet the performance and cost requirements of these new, targeted applications.


     Cable Television Operators & Telecommunications Companies

     According to industry sources, there are approximately 12,000 cable systems currently in the United States, serving over 70 million households. In 1998, 96% of all cable systems provided over 30 channels of programming to their subscribers. Because cable television programming is sent over broadband lines, operators can segment and target their programming to viewers in selected geographies. In addition, the continuing growth in cable television's multiple specialized programming networks, such as CNN, MTV and ESPN and other networks such as Black Entertainment Television, the Discovery Channel and Nickelodeon, allow advertisers to target viewers in selected demographic profiles.

     Despite this advantage over television broadcasters, cable television operators historically have not realized advertising revenues in proportion to their share of television viewers. According to industry sources, in 1998, 48% of all television viewers were watching cable networks, yet cable television advertising revenue accounted for only 24% of the total television advertising revenue. In addition, advertising represents the major source of revenue for television broadcasters, while most cable television operators derive less than 5% of their gross revenue from advertising. The limitations of video tape-based technology are a major factor which has prevented cable television operators from historically exploiting their advantages over television broadcasters. These systems are difficult to manage in multichannel and multi-zone environments, resulting in relatively poor video insertion accuracy and high operating costs.

     Video-on-demand represents a new opportunity for cable television operators. Increased channel capacity through the installation of fiber optic cables is providing many cable television operators with the capacity to offer video-on-demand to hotel and apartments using existing analog set-top boxes. The addition of two way connectivity, and digital set-top boxes are providing many cable television operators with the capacity to offer video-on-demand programming capability throughout their subscriber base.

     The recent deregulation of the United States telecommunications industry has lowered the legal barriers to entry for telecommunications companies to enter the multichannel video delivery market. Telecommunications companies are attempting to capitalize on the new growth opportunities by acquiring existing cable television operators and by leveraging their existing telephony networks to establish new multichannel video delivery operations. However, telecommunications companies face the same limitations as cable television operators in offering targeted, value-added services with analog tape-based systems on a cost effective basis.

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

     In addition, many broadcasters are contemplating the use of the recently available digital bandwidth to originate multiple program streams. If this application develops, television operators will require video storage and delivery systems that can effectively manage and deliver these multiple television signals.

The SeaChange Solution

     SeaChange develops, markets and supports digital video solutions designed to enhance its customers' ability to store, retrieve, manage and distribute short-and long-form video streams, including advertisements, movies, news updates and other video programming requiring precise, accurate and continuous execution. The Company's solutions are based on five core areas of functionality: (i) real-time conversion of analog video into digital video format; (ii) storage and retrieval of video content to and from digital libraries; (iii) scheduled distribution of video streams between digital libraries via local and wide area data networks; (iv) delivery of video streams over single and multiple channels; and (v) management of video sales, scheduling, billing and execution of related business transactions.

     SeaChange uses these core capabilities to provide solutions to a number of commercial markets. The Company's products are designed to provide a consistent set of features and benefits, including:

     Viewer Targeting. The Company's digital video products enable television operators to efficiently target viewers in specific demographic or geographic groups. The ability to target selected viewers enables television operators to increase revenues by offering more targeted services. The SeaChange SPOT System offers this capability to television operators, the Broadcast MediaCluster product offers this capability to broadcast companies while the SeaChange Guestserve and ITV MediaCluster Systems make it possible for television operators to offer video-on-demand movies to individual hotel rooms or residences.

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

Strategy

     SeaChange's objective is to be the leader in the emerging market for the storage, management and distribution of professional quality digital video. The key elements of the Company's strategy are to:

     Develop Long-Term Customer Relationships. The Company is focusing its product development, marketing and direct sales efforts on developing long-term customer relationships with cable television operators, telecommunications companies and television broadcasters in the United States and internationally. The Company has formed its customer relationships by providing digital video solutions to address customers' immediate problems, such as advertisement and other short-form video insertion. The Company intends to continue to leverage its customer relationships to offer new, compatible products to meet evolving market needs, such as video-on-demand programming. The Company believes that the fundamental shift from analog to digital video and the growing emphasis on interactive technologies will continue to present opportunities for the Company to develop, market and support its products to both its existing customer base and to customers in additional markets.

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

     Establish and Maintain Technological Leadership Through Software. SeaChange believes its competitive position is dependent in a large part on the features and performance of its application and network and storage software. As a result, the Company focuses a majority of its research and development efforts on introducing new software applications and improving its current software. The Company seeks to use standard hardware components wherever possible to maintain its focus on software development.

     Provide Superior Customer Service and Support. The Company's products operate in environments where continuous operation is critical. As a result, the Company believes that providing a high level of service and support gives it a competitive advantage and is a differentiating factor in developing key customer relationships. The Company's in-depth industry and application knowledge allows it to better understand the service needs of its customers. As of December 31, 1998 more than 34% of the Company's employees were dedicated to customer service and support, including project design and implementation, installation and training. In addition, using remote diagnostic and communications features embedded in the Company's products, the service organization has the ability to monitor the performance of customer installations and, in most cases, rectify problems remotely. Customers have access to service personnel via 24-hour, seven-day a week telephone support.

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

Scheduling:      SeaChange's advertising management software coordinates with the traffic and billing application to determine the designated time slot, channel and geographic zone for each video stream.

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

     SeaChange has developed two additional product offerings, the SeaChange SPOT Long Form System ("the SeaChange SPOT LF System") and the SeaChange SPOT PRO System, that are based on the SeaChange SPOT System technology. The SeaChange SPOT LF System, which employs the same underlying technology and basic functionality of the SeaChange SPOT System, is designed to be a platform for the delivery of the long-form video streams in a multichannel environment. The SeaChange SPOT LF System is designed to permit television operators to store, manage and distribute long-form video streams, such as movies, infomercials and other local origination programming. The SeaChange SPOT PRO System, also employs the same underlying technology and basic functionality of the SeaChange SPOT System and is designed to be a platform for the delivery of advertising and other video content in a small to mid-sized television broadcast environment. The selling price for the SeaChange SPOT Systems ranges from under $100,000 to several million dollars with an average system selling price of approximately $250,000.


     SeaChange Advertising Management Software

     The SeaChange Advertising Management Software (formerly Traffic and Billing Software) is designed to permit television operators to manage advertising sales, scheduling, packaging and billing operations. This product provides advertising sales executives with: (i) management performance reports; (ii) inventory tracking; and (iii) order entry, billing and accounts receivable management. Advertising Management Software can be integrated with the SeaChange SPOT System and is also compatible with many other advertisement insertion systems currently in use.


     Movie and Interactive Products

     SeaChange Guestserve System. The SeaChange Guestserve System is a platform for the storage and delivery of long-form video streams, particularly movies on demand and interactive guest services such as hotel checkout, internet access and PC games. The integrated system is designed to permit viewers in hotels and apartments to choose particular movies on demand and also offers a variety of ancillary programming services. SeaChange is marketing the SeaChange Guestserve system to cable television operators. The cable television operators can package full scale video-on-demand systems for hotels and apartments.

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

     SeaChange Movie System. The SeaChange Movie System provides cable television operators, pay-per-view (PPV) movie service providers and Direct-to-Home (DTH) providers with capability to originate multiple PPV movie channels or any other scheduled video programming. The Movie System includes SeaChange's MediaCluster technology for storage and delivery of the video programming as well as an MPEG-2 encoder for capturing movies from video tape, and scheduling software and hardware to enable creating programming schedules for the PPV channels. This system includes fault resiliency in both the video server technology and scheduling technology so as to ensure the highest levels of up time.

     SeaChange ITV MediaCluster System. The Company has developed and is testing its ITV MediaCluster system. This system will be sold to cable television operators and other telecommunications companies and is intended to enable them to offer movies on demand and other interactive services to their subscribers who have digital set-top boxes and access two way cable plants. This system comprises MediaCluster servers which will reside at headends or nodes in the cable system, control software to manage and control the system, and interfaces to digital headend modulators and control systems and subscriber management systems.


     Broadcast Television Products

     SeaChange Broadcast MediaCluster System.   The SeaChange Broadcast
MediaCluster System is designed to provide high quality, MPEG-2 based video storage and playback for use with automation systems in broadcast television stations. This product is intended to replace on-air tape decks used to store and play back advertising from video tape cart systems and, in some cases, to replace the cart systems themselves. The SeaChange Broadcast MediaCluster System is designed for customers in larger broadcast television markets which use station automation systems or to smaller markets using control software included in the system.

     The SeaChange Broadcast MediaCluster System is designed to simultaneously record, encode, store to a disk and play video content using SeaChange designed MPEG-2 4:2:2 compression and decompression hardware. This product is designed to seamlessly integrate into television broadcasters' current tape-based operations and meet the high performance requirements of television broadcasters.


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

     The Video Server 100 provides custom power and packaging for software use in professional video applications. It incorporates RAID technology and a redundant power supply to enable the continuous uninterrupted airing of video. The Video Server 100 uses industry standard components, which differentiates it from various video servers based on proprietary processors and specialized hardware components and operating systems.

     MediaCluster.   MediaCluster is SeaChange's proprietary software technology that enables multiple Video Server 100s to operate together as an integrated video server. While the Video Server 100 is the base technology for short-form video applications, MediaCluster serves as the base technology for primarily long-form video applications.

     Through its software architecture, MediaCluster can join multiple SeaChange Video Server 100s to support large-scale applications by storing large amounts of video data and delivering multiple video streams, with no single point of failure in the system. The Company has a patent for its MediaCluster technology.

     The Company established a subsidiary, SeaChange Systems, at its Greenville, New Hampshire location for the manufacture, development and OEM sale of the Video Server 100 and MediaCluster products in 1997. Certain employees of the Company or the subsidiary have been granted options and may be granted options to acquire up to a 20% interest over time in the subsidiary.


Customer Service and Support

     The Company installs, maintains and supports its products in North America, Asia, South America and Europe. Annual maintenance contracts are generally required for the first year of a customer's use of the Company's products. The maintenance contracts are renewable on an annual basis. The Company also offers basic and advanced formal on-site training for customer employees at the time of product installation. The Company currently provides installation, maintenance and support to international customers and also provides movie content in conjunction with sales of SeaChange GuestServe System. The Company offers technical support to customers, agents and distributors on a 24-hour, seven-day a week basis.


Customers

     The Company currently sells its products primarily to cable television operators, broadcast and telecommunications companies.

     The Company's customer base is highly concentrated among a limited number of large customers, primarily due to the fact that the cable, movie, broadcast, and telecommunications industries in the United States are dominated by a limited number of large companies. A significant portion of the Company's revenues in any given fiscal period have been derived from substantial orders placed by these large organizations. In 1996, 1997 and 1998, revenues from the Company's five largest customers represented approximately 76%, 68% and 54%, respectively, of the Company's total revenues. Customers accounting for more than 10% of total revenues consisted of Tele-Communications, Inc. (29%), U.S. West Media Group (17%), Comcast Corporation (13%) and Time Warner, Inc. (12%) in 1996; Tele-Communications, Inc. (24%), Time Warner, Inc. (18%) and Comcast Corporation (10%) in 1997; Tele-Communications, Inc. (24%) and Time Warner, Inc. (15%) in 1998. The Company expects that it will continue to be dependent upon a limited number of customers for a significant portion of its revenues in future periods. As a result of this customer concentration, the Company's business, financial condition and results of operations could be materially adversely affected by the failure of anticipated orders to materialize and by deferrals or cancellations of orders as a result of changes in customer requirements or new product announcements or introductions.

     The Company believes that its backlog at any particular time is not meaningful as an indicator of its future level of sales for any particular period. Because of the nature of the Company's products and its use of standard components, substantially all of the backlog at the end of a quarter can be manufactured by the Company and is intended to be shipped by the end of the following quarter. However, because of the requirements of particular customers and, in respect to certain sales, the acceptance criteria necessary for revenue recognition, such backlog may not be shipped or, if shipped, the related revenues may not be recognized in such quarter. Therefore, there is no direct correlation between the backlog at the end of any quarter and the Company's total sales for the following quarter or other periods.


Selling and Marketing

     The Company sells and markets its products in the United States primarily through a direct field sales organization and internationally primarily through independent agents and distributors, complemented by a coordinated marketing effort of the Company's marketing group. Direct sales activities in the United States are conducted from the Company's Massachusetts headquarters and seven field offices. In October 1996, the Company entered into an exclusive sales and marketing services agreement with a private Italian company to provide such services throughout continental Europe. The Company also markets certain of its products, namely the Video Server 100 and MediaCluster, to systems integrators and VARs. As of December 31, 1998, the Company's selling and marketing organization consisted of 32 people.

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

     The Company uses several marketing programs focused on the Company's targeted markets to support the sale and distribution of its products. The Company uses exhibitions at a limited number of prominent industry trade shows and conferences and presentations at technology seminars to promote awareness of the Company and its products. The Company also publishes technical articles in trade and technical journals and promotional product literature.


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

     The Company's research and development expenditures totaled approximately $5.4 million, $11.8 million and $15.8 million for the years ended December 31, 1996, 1997 and 1998, respectively. At December 31, 1998, 102 employees were engaged in research and product development. The Company believes that the experience of its product development personnel is an important factor in the Company's success. The Company performs its research and product development activities at its headquarters and in offices in Greenville, New Hampshire, Atlanta, Georgia and Novato, California. The Company has historically expensed its direct research and development costs as incurred.

     The Company has a variety of new products being developed and tested, including interactive television products for cable television operators and telecommunications companies, digital play-to-air systems for television broadcasters and the next version of its MediaCluster software. There can be no assurance that the Company will be able to successfully develop and market such products, or to identify, develop, manufacture, market or support other new products or enhancements to its existing products successfully or on a timely basis, that new Company products will gain market acceptance, or that the Company will be able to respond effectively to product announcements by competitors or technological changes.


Acquired In-Process Research and Development

     In 1997, in connection with the acquisition of IPC, $5,290,000 of the purchase price, based upon an independent appraisal, was allocated to in-process research and development, resulting in an immediate charge to the Company's operations as of the date of acquisition. The amount allocated to in-process research and development represented technology which had not reached technological feasability and did not have an alternative future use. The Company was continuing development of the software applications and hardware design of this in-process development as of December 31, 1998. Management estimates the development of this in-process development to be completed during 1999 and for some features in 2000.


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

     The Company attempts to use standard parts and components available from multiple vendors. Certain components used in the Company's products, however, are currently purchased from a single source, including a computer chassis manufactured by Trimm Technologic Inc., a disk controller manufactured by Mylex Corporation, an MPEG-2 decoder card manufactured by Vela Research, Inc. and an MPEG-2 encoder manufactured by Optivision, Inc. While the Company believes that there are alternative suppliers available for these components, the Company believes that the procurement of such components from alternative suppliers would take anywhere from 45-120 days. There can be no assurance that such alternative components would be functionally equivalent or would be available on a timely basis or on similar terms. The Company purchases several other components from a single supplier, although the Company believes that alternative suppliers for such components are readily available on a timely basis. The Company generally purchases sole source or other components pursuant to purchase orders placed from time to time in the ordinary course of business and has no written agreements or guaranteed supply arrangements with its sole source suppliers. The Company has experienced quality control problems and supply shortages for sole source components in the past and there can be no assurance that the Company will not experience significant quality control problems or supply shortages for these components in the future. However, any interruption in the supply of such single source components could have a material adverse effect on the Company's business, financial condition and results of operations. Because of the Company's reliance on these vendors, the Company may also be subject to increases in component costs which could adversely affect the Company's business, financial condition and results of operations.


Competition

     The markets in which the Company competes are characterized by intense competition, with a large number of suppliers providing different types of products to different segments of the markets. The Company currently competes principally on the basis of: (i) the breadth of its products' features and benefits, including the ability to precisely target viewers in specific geographic or demographic groups, and the flexibility, scalability, professional quality, ease of use, reliability and cost effectiveness of its products; and
(ii) the Company's reputation and the depth of its expertise, customer service and support. While the Company believes that it currently competes favorably overall with respect to these factors and that its ability to provide solutions to manage, store and distribute digital video differentiates the Company from its competitors, there can be no assurance that the Company will be able to continue to compete successfully with respect to such factors.

     In the digital advertisement insertion market, the Company generally competes only with SkyConnect, Inc. In the market for long-form video products, the Company competes with various computer companies offering video server platforms such as Hewlett-Packard Company and Silicon Graphics, Inc., and more traditional movie application providers like The Ascent Entertainment Group, Panasonic Company, and Lodgenet Entertainment. In addition, the SeaChange Advertising Management Software competes against certain products of Columbine Cable Systems, Inc., Cable Computerized Management Systems, Inc., a subsidiary of Indenet Inc., CAM Systems, Inc., a subsidiary of Starnet Inc., LAN International USA, Inc., Visiontel, Inc. and various suppliers of sales, scheduling and billing software products. In the television broadcast market, the Company competes against Tektronix, Inc., Hewlett-Packard Company, Sony Corporation, and ASC Incorporated. The Company expects the competition in each of these markets to intensify in the future.

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

     Although the Company believes that it has certain technological and other advantages over its competitors, maintaining such advantages will require continued investment by the Company in research and development, selling and marketing and customer service and support. In addition, as the Company enters new markets, distribution channels, technical requirements and competition levels may be different than those in the Company's current markets. There can be no assurance that the Company will be able to compete successfully against either current or potential competitors in the future.


Proprietary Rights

     The Company's success and its ability to compete is dependent, in part, upon its proprietary rights. The Company has been granted one U.S. patent for its MediaCluster technology and has filed a foreign patent application for the same technology. In addition, the Company has other patent applications in process for other technologies. In addition, the Company relies on a combination of contractual rights, trademark laws, trade secrets and copyright laws to establish and protect its proprietary rights in its products. There can be no assurance that all of these patents will be issued or that, if issued, the validity of such patents would be upheld. Nor can there be any assurance that the steps taken by the Company to protect its intellectual property will be adequate to prevent misappropriation of its technology or that the Company's competitors will not independently develop technologies that are substantially equivalent or superior to the Company's technology. In addition, the laws of some foreign countries in which the Company's products are or may be distributed do not protect the Company's proprietary rights to the same extent as do the laws of the United States.

      The Company is also subject to the risk of adverse claims and litigation alleging infringement of intellectual property rights of others. The Company attempts to ensure that its products do not infringe any existing proprietary rights of others.

      A version of the SeaChange Advertising and Management Software in limited distribution was based on software the Company licensed from Summit Software Systems, Inc. of Boulder, Colorado in May 1996. The Company has been granted a perpetual, nonexclusive license to such software in return for the payment of an up-front license fee and royalties for sales occurring prior to June 1998.


Employees

     As of December 31, 1998, the Company employed 310 persons, including 102 in research and development, 107 in customer service and support, 32 in selling and marketing, 42 in manufacturing and 27 in finance and administration. One of the Company's employees is represented by a collective bargaining arrangement. The Company believes that its relations with its employees are good.


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

     Fluctuations in Quarterly Operating Results.   The Company's quarterly
operating results have in the past varied and in the future will be affected by factors such as: (i) the timing and recognition of revenue from significant orders, (ii) the seasonality of the placement of customer orders, (iii) the success of the Company's products, (iv) increased competition, (v) changes in the Company's pricing policies or those of its competitors, (vi) the financial stability of major customers, (vii) new product introductions or enhancements by competitors, (viii) delays in the introduction of products or product enhancements by the Company, (ix) customer order deferrals in anticipation of upgrades and new products, (x) the ability to access a sufficient supply of sole source and third party components, (xi) the quality and market acceptance of new products, (xii) the timing and nature of selling and marketing expenses (such as trade shows and other promotions), (xiii) personnel changes, (xiv) the risks associated with international sales as the Company expands its markets, and (xv) economic conditions affecting the Company's customers. Any significant cancellation or deferral of purchases of the Company's products could have a material adverse effect on the Company's business, financial condition and results of operations in any particular quarter, and to the extent significant sales occur earlier than expected, operating results for subsequent quarters may be adversely affected. The Company's expense levels are based, in part, on its expectations as to future revenues, and the Company may be unable to adjust spending in a timely manner to compensate for any revenue shortfall. If revenues are below expectations, operating results are likely to be adversely affected and net income may be disproportionately affected because a significant portion of the Company's expenses do not vary with revenues.

     Because of these factors, the Company believes that period-to-period comparisons of its results of operations are not necessarily meaningful and should not be relied upon as indications of future performance. Due to all of the foregoing factors, in some future quarter the Company's operating results may be below the expectations of public market analysts and investors.

     Seasonality.   The Company has experienced significant variations in the
revenue, expenses and operating results from quarter to quarter and such variations are likely to continue. The Company believes that fluctuations in the number of orders being placed from quarter to quarter is principally attributable to the buying patterns and budgeting cycles of television operators and broadcast companies, the primary buyers of the digital advertising systems and broadcast systems, respectively. The Company expects that there will continue to be fluctuations in the number and value of orders received. As a result, the Company's results of operations have in the past and likely will, at least in the near future, fluctuate in accordance with such purchasing activity. Operating expenses also vary with the number, timing and significance of new product and product enhancement introductions by the Company and its competitors, increased competition, the gain or loss of significant customers, the hiring of new personnel and general economic conditions. All of the above factors are difficult for the Company to forecast, and these or other factors may materially adversely affect the Company's business, financial condition and results of operations for one quarter or a series of quarters. Only a small portion of the Company's expenses vary with revenues in the short-term and there would likely be a material adverse effect on the operating results of the Company if future revenues are lower than expectations.

     Management of Growth.   The Company has experienced fluctuation in revenues
and expansion of its operations which have placed significant demands on the Company's management, administrative and operational resources. The Company believes that further improvements in management and operational controls are needed, and would continue to be needed to manage any future growth. Continued growth will also require the Company to hire more customer sevice and administrative personnel, expand manufacturing and customer service capabilities, and update or expand management information systems. There can be no assurance that the Company will be able to attract and retain the necessary personnel to accomplish its growth strategies or that it will not experience constraints that will adversely affect its ability to satisfy customer demand in a timely fashion or to satisfactorily support its customers and operations. Also, the Company may in the future acquire complementary service or product lines, technologies or businesses, although the Company has no present understandings, commitments or agreements with respect to any significant acquisitions. If the Company's management is unable to manage growth effectively or integrate any acquisition into the Company's operations successfully, the Company's business, financial condition and results of operations could be materially and adversely affected.

     Product Concentration. Sales of the SeaChange SPOT System have historically accounted for a large percentage of the Company's revenues, and this product and related enhancements are expected to continue to account for a significant portion of the Company's revenues in 1999. The Company's success depends in part on continued sales of the SeaChange SPOT System. A decline in demand or average selling prices for the SeaChange SPOT System product line, whether as a result of new product introductions by others, price competition, technological change, inability to enhance the products in a timely fashion, or otherwise, would have a material adverse effect on the Company's business, financial condition and results of operations.

     Highly Competitive Markets.   The market for digital video, movie and
broadcast products is highly competitive. The Company currently competes against suppliers of both analog tape-based and digital systems in the digital advertisement insertion market and against both computer companies offering video server platforms and more traditional movie application providers in the movie system market. In the television broadcast market, the Company competes against various computer companies offering video server platforms and television equipment manufacturers. Due to the rapidly evolving markets in which the Company competes, additional competitors with significant market presence and financial resources, including computer hardware and software companies and television equipment manufacturers, may enter those markets, thereby further intensifying competition. Increased competition could result in price reductions and loss of market share which would adversely affect the Company's business, financial condition and results of operations. Many of the Company's current and potential competitors have greater financial, selling and marketing, technical and other resources than the Company. Moreover, the Company's competitors may also foresee the course of market developments more accurately than the Company. Although the Company believes it has certain technological and other advantages over its competitors, realizing and maintaining such advantages will require a continued high level of investment by the Company in research and product development, marketing and customer service and support. There can be no assurance that the Company will have sufficient resources to continue to make such investments or that the Company will be able to make the technological advances necessary to compete successfully with its existing competitors or with new competitors.

     Dependence on Emerging Digital Video Market. Cable television operators and television broadcasters have historically relied on traditional analog technology for video management, storage and distribution. Digital video technology is still a relatively new technology and requires a significant initial investment of capital. The Company's future growth will depend both on the rate at which television operators convert to digital video systems and the rate at which digital video technology expands to additional market segments. There can be no assurance that the use of digital video technology will expand among television operators or into additional markets. Any failure by the market to accept digital video technology will have a material adverse effect on the Company's business, financial condition and results of operations.

     Risks Associated with Expansion into New Markets.   To date the Company's
products have been purchased primarily by cable television operators and telecommunications companies. The Company's success depends in part on the penetration of new markets. In particular, the Company introduced broadcast products during the quarter ended June 30, 1998 for use by television broadcasters. These broadcast products will be directed toward a market that the Company has not significantly addressed. There can be no assurance that the Company will be successful in marketing and selling broadcast products to customers in the broadcast television market. Any inability of the Company to penetrate this new market would have a material adverse effect on the Company's business, financial condition and results of operations.

     Risk of New Product Introductions.   The Company's future success requires
that it develop and market additional products that achieve significant market acceptance and enhance its current products. The Company has recently introduced its Guestserve and Broadcast MediaCluster Products and is developing its ITV
MediaCluster product for introduction.   There can be no assurance that the
Company will not experience difficulties that could delay or prevent the successful development, introduction and marketing of these and other new products and enhancements, or that its new products and enhancements will adequately meet the requirements of the marketplace and achieve market acceptance. Announcements of currently planned or other new product offerings may cause customers to defer purchasing existing Company products. Moreover, there can be no assurance that, despite testing by the Company, and by current and potential customers, errors or failures will not be found in the Company's products, or, if discovered, successfully corrected in a timely manner. Such errors or failures could cause delays in product introductions and shipments, or require design modifications that could adversely affect the Company's competitive position. The Company's inability to develop on a timely basis new products, enhancements to existing products or error corrections, or the failure of such new products or enhancements to achieve market acceptance could have a material adverse effect on the Company's business, financial condition and results of operations.

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

     Significant Concentration of Customers.   The Company's customer base is
highly concentrated among a limited number of large customers, and, therefore, a limited number of customers account for a significant percentage of the Company's revenues in any year. In 1996, 1997 and 1998, revenues from the Company's five largest customers represented approximately 76%, 68% and 54%, respectively, of the Company's total revenues. In 1996, 1997 and 1998 four, three and two customers, respectively, each accounted for more than 10% of the Company's revenues. The same two customers accounted for more than 10% of the Company's revenues in each 1996, 1997 and 1998. The Company generally does not have written continuing purchase agreements with its customers and does not have any written agreements that require customers to purchase fixed minimum quantities of the Company's products. The Company's sales to specific customers tend to vary significantly from year to year depending upon such customers' budgets for capital expenditures and new product introductions. In addition, the Company derives a substantial portion of its revenues from products that have a selling price in excess of $200,000. The Company believes that revenue derived from current and future large customers will continue to represent a significant proportion of its total revenues. The loss of, or reduced demand for products or related services from, any of the Company's major customers could have a material adverse effect on the Company's business, financial condition and results of operations.

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

     Regulation of Telecommunications and Television Industries.   The
telecommunications and television industries are subject to extensive regulation in the United States and other countries. The Company's business is dependent upon the continued growth of such industries in the United States and internationally. Although recent legislation has lowered the legal barriers to entry for telecommunications companies into the United States multichannel television market, there can be no assurance that such telecommunications companies will successfully enter this or related markets. Moreover, the growth of the Company's business internationally is dependent in part on similar deregulation of the telecommunications industry abroad and there can be no assurance that such deregulation will occur. Television operators are also subject to extensive government regulation by the Federal Communications Commission ("FCC") and other federal and state regulatory agencies. These regulations could have the effect of limiting capital expenditures by television operators and thus could have a material adverse effect on the Company's business, financial condition and results of operations. The enactment by federal, state or international governments of new laws or regulations, changes in the interpretation of existing regulations or a reversal of the trend toward deregulation in these industries could adversely affect the Company's customers, and thereby materially adversely affect the Company's business, financial condition and results of operations.

     Lengthy Sales Cycle.   Digital video, movie and broadcast products are
relatively complex and their purchase generally involves a significant commitment of capital, with attendant delays frequently associated with large capital expenditures and implementation procedures within an organization. Moreover, the purchase of such products typically requires coordination and agreement among a potential customer's corporate headquarters and its regional and local operations. For these and other reasons, the sales cycle associated with the purchase of the Company's digital video, movie and broadcast products are typically lengthy and subject to a number of significant risks, including customers' budgetary constraints and internal acceptance reviews, over which the Company has little or no control. Based upon all of the foregoing, the Company believes that the Company's quarterly revenues, expenses and operating results are likely to vary significantly in the future, that period-to-period comparisons of its results of operations are not necessarily meaningful and that, in any event, such comparisons should not be relied upon as indications of future performance.

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

     Dependence on Proprietary Rights.   The Company's success and its ability
to compete is dependent, in part, upon its proprietary rights. The Company relies primarily on a combination of patent, copyright, trademark and trade secret laws, as well as confidentiality procedures and contractual provisions to protect its proprietary rights. There can be no assurance that such measures will be adequate to protect the Company's proprietary rights. The Company attempts to ensure that its products and technology do not infringe the proprietary rights of third parties. However, there can be no assurance that third parties will not assert infringement claims against the Company in the future or that any such claims will not be successful.

     Risks Associated with International Sales.   International sales accounted
for approximately 5%, 12% and 13% of the Company's revenues in 1996, 1997 and 1998, respectively. The Company expects that international sales will account for a significant portion of the Company's business in the future. However, there can be no assurance that the Company will be able to maintain or increase international sales of its products. International sales are subject to a variety of risks, including difficulties in establishing and managing international distribution channels, in servicing and supporting overseas products and in translating products into foreign languages. International operations are subject to difficulties in collecting accounts receivable, staffing and managing personnel and enforcing intellectual property rights. Other factors that can also adversely affect international operations include fluctuations in the value of foreign currencies and currency exchange rates, changes in import/export duties and quotas, introduction of tariff or non-tariff barriers and economic or political changes in international markets.

     Concentration of Ownership.   The Company's officers, directors and their
affiliated entities, and other holders of 5% or more of the Company's outstanding capital stock, together beneficially owned approximately 58.9% of the outstanding shares of Common Stock of the Company as of March 5, 1999. As a result, such persons will have the ability to elect the Company's directors and to determine the outcome of corporate actions requiring stockholder approval, irrespective of how other stockholders of the Company may vote. This concentration of ownership may have the effect of delaying or preventing a change in control of the Company which may be favored by a majority of the remaining stockholders, or cause a change of control not favored by the Company's other stockholders.

     Year 2000 Issue.   Although the Company does not expect that the Year 2000
issue will have a material effect on the Company's results of operations or financial condition, the Company is potentially exposed to Year 2000 issues with respect to internal software and external product offerings. If the Company's internal systems or its products fail to operate properly as a result of Year 2000, the Company's results of operations and financial condition will be materially and adversely impacted. The Company continues to evaluate the Year 2000 issue. For a discussion of the Company's Year 2000 readiness and risks associated with the Year 2000 issue, see "Year 2000 Issue/Readiness Disclosure Statement," particularly the subsection headed "Risks Associated with Year 2000 Issue" which appears in "Management's Discussion and Analysis of Financial Condition and Results of Operations" section of this Report on Form 10-K.

ITEM 2.  Properties

     The Company's corporate headquarters, which is also its principal administrative, selling, marketing, customer service and support and product development facility, is located in Maynard, Massachusetts and consists of approximately 80,000 square feet under a lease which expires on March 31, 2005 with annual base rent of $379,000. The Company also leases approximately 29,000 square feet in a facility in Novato, California that is used for the development and manufacture of certain movie products under a lease which expires in June, 2001, with an annual base rent of $393,000. The Company leases a facility of approximately 9,000 square feet in Greenville, New Hampshire that is used for the development and final assembly of its video servers. The Company also leases small research and development and/or sales and support offices in Atlanta, Georgia, Burlingame and San Francisco, California, Denver, Colorado, Orlando, Florida, St. Louis, Missouri and Valbonne, France.


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


ITEM 4.  Submission of Matters To A Vote Of  Securities Holders

     No matters were submitted during the fourth quarter of the fiscal year ended December 31, 1998 to a vote of security holders of the Company through the solicitation of proxies or otherwise.


PART II

ITEM 5.   Market for Registrant's Common Equity and Related Stockholder Matters

     The Company's Common Stock is traded on the Nasdaq National Market under the symbol "SEAC." The following table sets forth the high and low closing sale prices for the Common Stock for the periods indicated, as reported on the Nasdaq National Market.


                                           High         Low
                                           ----         ---
Year ended December 31, 1998
  First Quarter                          $ 8.500      $ 6.625
  Second Quarter                          13.000        5.938
  Third Quarter                           11.750        5.750
  Fourth Quarter                           8.750        5.750

Year ended December 31, 1997
  First Quarter                           30.875       14.750
  Second Quarter                          28.250       17.000
  Third Quarter                           28.750       14.500
  Fourth Quarter                          14.625        6.813


     On March 5, 1999, the last reported sale price of the Common Stock on the Nasdaq National Market was $8.625. As of March 5, 1999, there were approximately 159 stockholders of record of the Company's Common Stock, as shown in the records of the Company's transfer agent. The Company believes that the number of beneficial holders of the Company's Common Stock exceeds 2,500. The Company has not paid any cash dividends on its capital stock since its inception, and does not expect to pay cash dividends on its Common Stock in the foreseeable future. The Company currently intends to retain all of its future earnings for use in the operation and expansion of the business.

ITEM 6.  Selected Financial Data

     The following selected consolidated financial data should be read in conjunction with the Company's consolidated financial statements and related notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in Item 7. The consolidated statement of operations data for each of the five years ended December 31, 1994, 1995, 1996, 1997 and 1998 and the consolidated balance sheet data at December 31, 1994, 1995, 1996, 1997 and 1998 are detailed below.

                                                                Year Ended December 31,
                                                    -----------------------------------------------
                                                     1994      1995     1996      1997       1998
                                                    -------  --------  -------  ---------  ---------
                                                          (in thousands, except per share data)
Consolidated Statement of Operations Data:
 Revenues
  Systems........................................... $5,037   $21,999  $45,745   $60,414    $58,033
  Services..........................................    116     1,204    3,521     7,473     13,737
  Other.............................................    537        --       --        --         --
                                                     ------   -------  -------   -------    -------
                                                      5,690    23,203   49,266    67,887     71,770
                                                     ------   -------  -------   -------    -------
 Costs of revenues
  Systems...........................................  3,406    14,917   27,133    34,740     35,772
  Services..........................................    176     1,641    4,030     7,607     13,241
  Other.............................................    304        --       --        --         --
                                                     ------   -------  -------   -------    -------
                                                      3,886    16,558   31,163    42,347     49,013
                                                     ------   -------  -------   -------    -------
 Gross profit.......................................  1,804     6,645   18,103    25,540     22,757
                                                     ------   -------  -------   -------    -------
 Operating expenses:
  Research and development..........................    885     2,367    5,393    11,758     15,763
  Selling and marketing.............................    443     1,609    4,254     6,049      8,231
  General and administrative........................    273       858    2,064     3,744      5,816
  Restructuring of operations.......................     --        --       --        --        676
  Write-off of acquired in-process
   research and development.........................     --        --       --     5,290         --
                                                     ------   -------  -------   -------    -------
                                                      1,601     4,834   11,711    26,841     30,486
                                                     ------   -------  -------   -------    -------
 Income (loss) from operations......................    203     1,811    6,392    (1,301)    (7,729)
 Interest income, net...............................      7       113      353       657        223
                                                     ------   -------  -------   -------    -------
 Income (loss) before income taxes..................    210     1,924    6,745      (644)    (7,506)
 Provision (benefit) for income taxes...............     55       713    2,483     1,776     (2,789)
                                                     ------   -------  -------   -------    -------
 Net income (loss).................................. $  155   $ 1,211  $ 4,262   $(2,420)   $(4,717)
                                                     ======   =======  =======   =======    =======
 Basic earnings (loss) per share (1)................   $.09      $.33     $.82     $(.24)     $(.38)
                                                     ======   =======  =======   =======    =======
 Diluted earnings (loss) per share (1)..............   $.02      $.11     $.36     $(.24)     $(.38)
                                                     ======   =======  =======   =======    =======

                                                               December 31,
                                          -------------------------------------------------------
                                           1994        1995       1996       1997        1998
                                          --------  ----------  ---------  ---------  -----------
                                                              (in thousands)
Consolidated Balance Sheet Data:
 Working capital..........................  $  154     $ 3,493    $26,593    $24,490      $22,326
 Total assets.............................   3,494      13,595     46,035     51,950       55,386
 Long-term liabilities....................      --          --         --         --        1,027
 Deferred revenue.........................     152         767      2,192      3,851        5,495
 Total liabilities........................   2,977       8,644     14,205     17,468       24,733
 Redeemable convertible preferred stock...      --       4,008         --         --           --
 Total stockholders' equity...............     517         943     31,830     34,482       30,653

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

Overview

     The Company develops, markets, licenses and sells digital advertising insertion, movie and broadcast systems and related services and movie content to television operators, telecommunications companies, the hospitality and commercial property markets and broadcast television companies. Revenues from systems sales are recognized upon shipment provided that there are no uncertainties regarding customer acceptance and collection of the related receivables is probable. If such uncertainties exist, such as performance criteria beyond the Company's standard terms and conditions, revenue is recognized upon customer acceptance. Installation and training revenue is deferred and recognized as these services are performed. Revenue from technical support and maintenance contracts is deferred and recognized ratably over the period of the related agreements, generally twelve months. Customers are billed for installation, training and maintenance at the time of the product sale. Revenue from content fees, primarily movies, is recognized in the period earned based on noncancelable agreements.

     The Company has experienced fluctuations in the number of orders being placed from quarter to quarter. The Company believes this is principally attributable to the buying patterns and budgeting cycles of television operators and broadcast companies, the primary buyers of digital advertising insertion systems and broadcast systems, respectively. The Company expects that there will continue to be fluctuations in the number and value of orders received and that at least in the near future, the Company's revenue and results of operations will reflect these fluctuations.

     The Company's results are significantly influenced by a number of factors, including the Company's pricing, the costs of materials used in the Company's products and the expansion of the Company's operations. The Company prices its products and services based upon its costs as well as in consideration of the prices of competitive products and services in the marketplace. The costs of the Company's products primarily consist of the costs of components and subassemblies that have generally declined over time. As a result of the growth of the Company's business, operating expenses of the Company have increased in the areas of research and development, selling and marketing, customer service and support and administration.

     On December 10, 1997, the Company acquired all of the outstanding capital stock of IPC Interactive Pte. Ltd. ("IPC") which was renamed to SeaChange Asia Pacific Operations Pte. Ltd. ("SC Asia"). SC Asia provides interactive television network systems to the hospitality and commercial property markets. The transaction was accounted for under the purchase method and, accordingly, the results of operations of the Company include the operating results of SC Asia from the date of acquisition.


Results of Operations

     The following table sets forth for the periods indicated the percentage of total revenues represented by certain items reflected in the Company's Consolidated Statement of Operations. Gross profit shown for systems and services revenues at the bottom of the table is stated as a percentage of related revenues.



                                                    Year ended December 31,
                                                -------------------------------
                                                 1996         1997        1998
                                                ------       ------      ------
Revenues:
Systems
  Digital advertising insertion..............     92.4 %      82.5 %      61.4 %
  Movies.....................................       .5         6.5        13.6
  Broadcast..................................       --          --         5.9
Services.....................................      7.1        11.0        19.1
                                                 -----       -----       -----
                                                 100.0       100.0       100.0
                                                 -----       -----       -----
Cost of revenues:
Systems
  Digital advertising insertion..............     54.6        47.7        37.0
  Movies.....................................       .5         3.5         9.5
  Broadcast..................................       --          --         3.4
Services.....................................      8.2        11.2        18.4
                                                 -----       -----       -----
                                                  63.3        62.4        68.3
                                                 -----       -----       -----
Gross profit.................................     36.7        37.6        31.7
                                                 -----       -----       -----
Operating expenses:
      Research and development...............     10.9        17.3        22.0
      Selling and marketing..................      8.6         8.9        11.5
      General and administrative.............      4.2         5.5         8.1
       Restructuring of operations...........                               .9
      Write-off of acquired in-
       process research and
       development...........................       --         7.8          --
                                                 -----       -----       -----

                                                  23.7        39.5        42.5
                                                 -----       -----       -----
Income (loss) from operations................     13.0        (2.0)      (10.8)
Interest income, net.........................       .7         1.0          .3
                                                 -----       -----       -----
Income (loss) before income taxes............     13.7        (1.0)      (10.5)
Provision (benefit) for income taxes.........      5.0         2.6        (3.9)
                                                 -----       -----       -----
Net income (loss)............................      8.7 %      (3.6)%      (6.6)%
                                                 =====       =====       =====
Gross profit:
Systems
  Digital advertising insertion..............     40.9 %      42.2 %      39.8 %
  Movies.....................................       --        46.3 %      30.0 %
  Broadcast..................................       --          --        42.7 %
Services.....................................    (14.5)%      (1.8)%       3.6 %

Years ended December 31, 1996, 1997 and 1998

     Revenues

     Systems. The Company's systems revenues consist of sales of its digital video insertion, movie and broadcast system products. Systems revenues increased 32% from $45.7 million in 1996 to $60.4 million in 1997, and decreased 4% to $58.0 million in 1998. The increased systems revenues in 1997 compared to 1996 resulted from the increase in the number of the Company's digital video insertion systems sold to television operators primarily in the United States and the sale of approximately $4.4 million of movie systems compared to $232,000 in 1996. The decreased systems revenues in 1998 compared to 1997 resulted from a decrease of approximately $11.9 million in digital advertising insertion systems revenues, offset by an increase of $5.3 million in movie systems revenues and an increase $4.2 million in broadcast systems revenues. The decrease in digital advertising insertion systems revenues is primarily attributable to a decrease in the volume of digital video insertion systems sold due to a shift in spending by U.S. cable operators on these products. U.S. cable operators have shifted their spending patterns to buy expansions to existing systems and to buy smaller scale digital ad insertion systems. The increase in 1998 of movie systems revenues of approximately $5.3 million is primarily attributable to an increase in the volume of movie systems sold as a result of the acquisition of SC Asia. The increase in 1998 of approximately $4.2 million in broadcast systems is attributable to the initial introduction of the product during the quarter ended June 30, 1998. The Company expects future systems revenue growth, if any, to come principally from its broadcast products.

     For the years ended December 31, 1996, 1997 and 1998, certain customers accounted for more than 10% of the Company's total revenues. Individual customers accounted for 29%, 17%, 13% and 12% of total revenues in 1996; 24%, 18% and 10% of total revenues in 1997; and 24% and 15% of total revenues in 1998. The Company believes that revenues from current and future large customers will continue to represent a significant proportion of total revenues.

     International sales accounted for approximately 5%, 12% and 13% of total revenues in the years ended December 31, 1996, 1997 and 1998, respectively. The Company expects that international sales will continue to increase as a percentage of the Company's business in the future. As of December 31, 1998, all sales of the Company's products were made in United States dollars. The Company does not expect to change this practice in the foreseeable future. Therefore, the Company has not experienced, nor does it expect to experience in the near term, any material impact from fluctuations in foreign currency exchange rates on its results of operations or liquidity. If this practice changes in the future, the Company will reevaluate its foreign currency exchange rate risk.

     Services. The Company's services revenues consist of fees for installation, training, product maintenance, technical support services and movie content fees. The Company's services revenues increased 112% from approximately $3.5 million in 1996 to $7.5 million in 1997, and increased 84% to $13.7 million in 1998. These increases in services revenues primarily resulted from the increase in product sales and renewals of maintenance and support contracts related to the growing installed base of systems and additional service revenues in the form of movie content fees as a result of the acquisition of SC Asia.

     Gross Profit

     Systems. Costs of systems revenues consist primarily of the cost of purchased components and subassemblies, labor and overhead relating to the final assembly and testing of complete systems and related expenses. Costs of systems revenues increased 28% from $27.1 million in 1996 to $34.7 million in 1997, and increased 3% to $35.8 million in 1998. In 1996 and 1997, the increases in costs of systems revenues primarily reflect the overall growth in systems sales, partially offset by the change in product mix upon the introduction of the second generation video insertion product in January 1996 and the decreasing costs of various components. In 1998, the increases in costs of systems revenues reflect increased manufacturing labor and overhead costs incurred to support changes in the product mix, including the introduction of the broadcast products.

     Systems gross profit as a percentage of systems revenues was 40.7%, 42.5% and 38.4% in 1996, 1997 and 1998, respectively. The increase in systems gross profit in 1997 in digital advertising insertion systems resulted from lower costs of certain purchased components and subassemblies for systems, the Company achieving certain manufacturing efficiencies as a result of increased volume of systems and design improvements in the second generation video insertion product. The increase in systems gross profit in movie systems is attributable to Company manufacturing and selling a greater number of movie systems, thereby achieving certain manufacturing efficiencies as a result of increased volume of systems. The decrease in systems gross profit in 1998 is attributable to a shift in the mix of system sales and higher manufacturing labor and overhead costs. The decrease in gross profit of digital advertising insertion systems is primarily attributable to revenues including a greater percentage of smaller scale digital ad insertion systems and expansions to existing systems which have higher costs on certain purchased components and the overall higher manufacturing labor and overhead costs. The decrease in gross profit of movie systems is primarily attributable to higher costs on certain purchased components, specifically set-top boxes, and overall higher manufacturing labor and overhead costs. The gross profit of the broadcast products, introduced in 1998, offset the decreases in the gross profit of the movie and digital advertising insertion systems products. The gross profits in 1996, 1997 and 1998 were impacted by increases of approximately $694,000, $1.7 million and $2.0 million, respectively, in the Company's inventory valuation allowance. The Company evaluates inventory levels and expected usage on a periodic basis and provides a valuation allowance for estimated inactive, obsolete and surplus inventory.

     Services. Costs of services revenues consist primarily of labor, materials and overhead relating to the installation, training, product maintenance and technical support services provided by the Company and costs associated with providing movie content. Costs of services revenues increased 89% from approximately $4.0 million in 1996 to $7.6 million in 1997, and increased 74% to $13.2 million in 1998, primarily as a result of the costs associated with the Company hiring and training additional service personnel to provide worldwide support for the growing installed base of digital ad insertion, movie and broadcast systems and costs associated with providing movie content. Costs of services exceeded services revenues by 14.5% and 1.8% in 1996 and 1997, respectively. Services gross profit as a percentage of services revenue was 3.6% in 1998. Improvements in the services gross profit in 1997 and 1998, reflects the increases in the installed base of systems under service contracts. Also, the services gross profit in 1998 includes gross profit generated from the movie content fees as a result of the acquisition of SC Asia. The Company expects that it will continue to experience fluctuations in gross profit as a percentage of services revenue as a result of the timing of revenues from product and maintenance support and other services to support the growing installed base of systems and the timing of costs associated with the Company's ongoing investment required to build a service organization to support the installed base of systems and new products.

     Research and Development. Research and development expenses consist primarily of compensation of development personnel, depreciation of equipment and an allocation of related facilities expenses. Research and development expenses increased 118% from approximately $5.4 million in 1996 to $11.8 million in 1997, and increased 34% to $15.8 million in 1998. The increases in the dollar amounts in 1997 and 1998 were primarily attributable to the hiring and contracting of additional development personnel which reflects the Company's continuing investment in new products and in 1998, the additional resources acquired with IPC. All internal software development costs to date have been expensed by the Company. The Company expects that research and development expenses will continue to increase in dollar amount as the Company continues its development and support of new and existing products.

     Selling and Marketing. Selling and marketing expenses consist primarily of compensation expenses, including sales commissions, travel expenses and certain promotional expenses. Selling and marketing expenses increased 42% from approximately $4.3 million in 1996 to $6.0 million in 1997, and increased 36% to $8.2 million in 1998. The increases in the dollar amounts were attributable to the hiring of additional selling and marketing personnel, increased international selling efforts and expanded promotional activities to support the movie and broadcast products. In 1997, selling expenses were also higher due to an increase in commission expenses relating to the higher revenue levels.

     General and Administrative. General and administrative expenses consist primarily of compensation of executive, finance, human resource and administrative personnel, legal and accounting services and an allocation of related facilities expenses. General and administrative expenses increased 81% from $2.1 million in 1996 to approximately $3.7 million in 1997, and increased 55% to approximately $5.8 million in 1998. The increases in the dollar amounts were primarily attributable to increased staffing and related costs to support
the Company's expanded operations and the acquisition of SC Asia.   The Company
does not expect that general and administrative expenses will increase in dollar amount in the foreseeable future.

     Write-off of Acquired In-Process Research and Development. In connection with the acquisition of IPC, the Company acquired certain technology that can be used with the Company's video server technology to provide interactive television network systems to the hospitality and commercial property markets. As discussed in Note 5 to the consolidated financial statements, the Company recorded a charge to operations of $5,290,000 for the write-off of in-process research and development, the value of which was determined based upon an independent appraisal. In addition, the Company recorded intangible assets of $1,635,000 that included approximately $850,000 of software. Of the acquired technology, the capitalized amount reflects the allocation of the purchase price to the software technology deemed technologically feasible, including the operating system and software for the distribution of movies over the network. Acquired technology, including software to provide certain new interactive features and functions over the network, included in the in-process write-off reflects the purchase price allocated to technology currently under development and not considered technologically feasible at the time of the acquisition and with no alternative future use. The Company was continuing the development of the software applications and hardware design of this in-process development as of December 31, 1998. Management estimates the development of this in-process development to be completed during 1999 and for some features in 2000.

     Restructuring of Operations. In March 1998, the Company recorded a charge of $676,000 for the restructuring of operations as part of a planned consolidation of the operations of SC Asia. The charge for restructuring included $569,000 related to the termination of 13 employees, a provision of $60,000 related to the planned vacating of premises and $47,000 of compensation expense associated with stock options for certain terminated employees. At March 31, 1998, the Company had notified all terminated employees. All restructuring charges were paid as of December 31, 1998.

     Interest Income. Interest income was approximately $353,000, $657,000 and $262,000 in 1996, 1997 and 1998, respectively. The increase in 1997 in interest income primarily resulted from interest earned on a higher invested balance primarily due to the net proceeds of $24.1 million from the initial public offering of the Company's Common Stock in November 1996. The decrease in interest income in 1998 primarily resulted from lower average invested balances in 1998.

     Provision for Income Taxes. The Company's effective tax rate was 36.8% in 1996. The Company's effective tax rate for 1997 was significantly impacted by the write-off of the acquired in-process research and development which due to the tax-free nature of the transaction to IPC stockholders, is not deductible for tax purposes by the Company. Accordingly, in 1997 the Company recorded a tax provision of approximately $1.8 million despite a book pre-tax operating loss. The Company's effective tax benefit rate was 37.2% in 1998 due to the taxable loss in 1998.

     The Company had net deferred tax assets of $1,091,000 and $1,967,000 at December 31, 1997 and 1998, respectively. The Company has made the determination it is more likely than not that it will realize the benefits of the net deferred tax assets. As a result of the acquisition of IPC, the Company acquired deferred tax assets of $3.4 million, consisting primarily of net operating loss carryforwards. As discussed in Note 7 of the consolidated financial statements, the Company maintains a valuation allowance on the acquired net deferred tax assets.

Quarterly Results of Operations

     The following table presents certain unaudited quarterly information for the eight quarters ended December 31, 1998. Gross profit shown for systems and services revenues at the bottom of the table is stated as a percentage of related revenues. This information is derived from unaudited financial statements and has been prepared on the same basis as the Company's audited financial statements which appear elsewhere in this Annual Report. In the opinion of the Company's management, this data reflects all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the information when read in conjunction with the Company's Consolidated Financial Statements and Notes thereto. The results for any quarter are not necessarily indicative of future quarterly results, and the Company believes that period-to-period comparisons should not be relied upon as an indication of future performance.

                                                                                  Quarter Ended
                                           ----------------------------------------------------------------------------------------
                                             March 31,  June 30,  Sept. 30,  Dec. 31,   March 31,   June 30,   Sept. 30,   Dec. 31,
                                             ---------  --------  ---------  ---------  ----------  ---------  ----------  ---------

                                             1997       1997      1997       1997        1998       1998        1998       1998
                                            --------  --------  ---------  ---------  ----------  ---------  ----------  ---------
                                                                               (in thousands)
Quarterly Financial Data (Unaudited):
Revenues
 Systems.................................... $16,796   $20,184    $13,188   $10,246     $14,807    $13,207     $14,240    $15,779
 Services...................................   1,256     1,668      2,063     2,486       3,362      3,373       3,548      3,454
                                             -------   -------    -------   -------     -------    -------     -------    -------
                                              18,052    21,852     15,251    12,732      18,169     16,580      17,788     19,233
                                             -------   -------    -------   -------     -------    -------     -------    -------
Costs of revenues
 Systems....................................   9,457    11,079      7,889     6,315       8,967      8,223       8,897      9,685
 Services...................................   1,386     1,622      1,953     2,646       3,043      3,108       3,755      3,335
                                             -------   -------    -------   -------     -------    -------     -------    -------
                                              10,843    12,701      9,842     8,961      12,010     11,331      12,652     13,020
                                             -------   -------    -------   -------     -------    -------     -------    -------
Gross profit................................   7,209     9,151      5,409     3,771       6,159      5,249       5,136      6,213
                                             -------   -------    -------   -------     -------    -------     -------    -------
Operating expenses
 Research and development...................   2,416     2,750      3,159     3,433       4,003      3,900       3,897      3,963
 Selling and marketing......................   1,268     1,842      1,431     1,508       1,845      2,081       1,928      2,377
 General and administrative.................     930       866        792     1,156       1,562      1,721       1,174      1,359
 Restructuring of operations                      --        --         --        --         676         --          --         --
 Write-off of acquired in-process
  research and development..................      --        --         --     5,290          --         --          --         --
                                             -------   -------    -------   -------     -------    -------     -------    -------
                                               4,614     5,458      5,382    11,387       8,086      7,702       6,999      7,699
                                             -------   -------    -------   -------     -------    -------     -------    -------
Income (loss) from operations..............    2,595     3,693         27    (7,616)     (1,927)    (2,453)     (1,863)    (1,486)
Interest income, net.......................      200       187        136       134         103         76          20         24
                                             -------   -------    -------   -------     -------    -------     -------    -------
Income (loss) before income taxes..........    2,795     3,880        163    (7,482)     (1,824)    (2,377)     (1,843)    (1,462)
Provision (benefit) for income taxes.......    1,062     1,475         61     ( 822)       (709)      (769)       (770)     ( 541)
                                             -------   -------    -------   -------     -------    -------     -------    -------
Net income (loss)..........................  $ 1,733   $ 2,405    $   102   $(6,660)    $(1,115)   $(1,608)    $(1,073)   $ ( 921)
                                             =======   =======    =======   =======     =======    =======     =======    =======

Basic earnings (loss) per share............. $   .19   $   .24    $   .01   $  (.61)    $  (.10)   $  (.13)    $  (.08)   $  (.07)
Diluted earnings (loss) per share........... $   .13   $   .18    $   .01   $  (.61)    $  (.10)   $  (.13)    $  (.08)   $  (.07)

Gross profit
 Systems....................................    43.7%     45.1%      40.2%     38.4%       39.4%      37.7%       37.5%      38.6%
 Services...................................   (10.4)%     2.8%       5.3%     (6.4)%       9.5%       7.9%       (5.8)%      3.4%


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

     The Company has also experienced significant variations in its quarterly systems gross margins. Changes in pricing policies, the product mix, the timing and significance of new product introductions and product enhancements, and fluctuations in the number of systems so affects manufacturing efficiencies and, accordingly, the gross profits. Quarterly services gross margins have historically fluctuated significantly because installation and training service revenue varies by quarter while the related costs are relatively consistent by quarter.

     Operating expenses also vary with the number, timing and significance of new product and product enhancement introductions by the Company and its competitors, increased competition, the gain or loss of significant customers, the hiring of new personnel and general economic conditions. All of the above factors are difficult for the Company to forecast, and these or other factors may materially adversely effect the Company's business, financial condition and results of operations for one quarter or a series of quarters. Only a small portion of the Company's expenses vary with revenues in the short-term and there would likely be a material adverse effect on the operating results of the Company if future revenues are lower than expectations.

     Based upon all of the foregoing, the Company believes that quarterly revenues and operating results are likely to vary significantly in the future and that period-to-period comparisons of its results of operations are not necessarily meaningful and, therefore, should not be relied upon as indications of future performance.

Liquidity and Capital Resources

     From inception through November 1996, the Company funded its operations primarily through cash provided by operations and the private sale of equity securities. In November 1996, in connection with the initial public offering of the Company's Common Stock, the Company received net proceeds of $24.1 million.

     Cash, cash equivalents and marketable securities decreased $7.2 million from $12.3 million at December 31, 1997 to $5.1 million at December 31, 1998. Working capital decreased from approximately $24.5 million at December 31, 1997 to approximately $22.3 million at December 31, 1998.

     Net cash used in operating activities was approximately $1.9 million, $9.2 million and $7.5 million for the years ended December 31, 1996, 1997 and 1998, respectively. The net cash used in operating activities during 1998 was the result of the net loss adjusted for noncash expenses including depreciation and amortization, deferred income taxes, inventory valuation allowance and the changes in certain assets and liabilities. The significant net changes in assets and liabilities that used cash in operations include increases in accounts receivable, inventories and income taxes receivable. The net increase in accounts receivable in 1998 of approximately $6.4 million is attributable to the increase in revenues in the fourth quarter of 1998 compared to the same period in 1997. The net increase in inventories in 1998 of approximately $2.4 million is principally attributable to the increase in the number of product lines. Income taxes receivable is attributable to the Company carrying back the taxable loss in 1998 that results in a refund of income taxes.

     Net cash used in investing activities was approximately $3.2 million and $10.8 million for the years ended December 31, 1996 and 1997, respectively. Net cash provided by investing activities was approximately $5.5 million in the year ended December 31, 1998. Investment activity consisted primarily of capital expenditures related to the acquisition of computer equipment, office furniture, and other capital equipment required to support the expansion and growth of the business.

     Net cash provided by financing activities was approximately $22.3 million and $4.1 million for the years ended December 31, 1996 and 1998, respectively. Net cash used in financing activities was approximately $454,000 in the year ended December 31, 1997. In 1996, the cash provided by financing activities consisted primarily of net proceeds of $24.1 million from the initial public offering of the Company's Common Stock in November 1996 offset by the purchase of $2.0 million of treasury stock. In 1997, the cash used in financing represented repayment of IPC's line of credit of approximately $700,000 and payment of loans to related parties of approximately $437,000, offset by $683,000 received in connection with the issuance common stock pursuant to the both the exercise of stock options and purchases under the employee stock purchase plan. In 1998, the cash provided by financing included $1.2 million and $2.0 million borrowings under the equipment line of credit and line of credit, respectively, and by $914,000 received in connection with the issuance of common stock pursuant to both the exercise of stock options and purchases under the employee stock purchase plan.

     The Company has a $6.0 million revolving line of credit and a $3.0 million equipment line of credit with a bank. The revolving line of credit expires in October 1999 and the equipment line of credit expires in June 1999. Borrowings under the lines of credit are secured by substantially all of the Company's assets. Loans made under the revolving line of credit generally bear interest at a rate per annum equal to the bank's base rate plus .5% (8.25 % at December 31, 1998). Loans made under the equipment loan bear interest at a rate per annum equal to the bank's base rate plus 1.0% (8.75 % at December 31, 1998). The loan agreement relating to the lines of credit requires that the Company provide the bank with certain periodic financial reports and comply with certain financial ratios including the maintenance of total liabilities, excluding deferred revenue, to net worth of at least .80 to 1.0. At December 31, 1998 the Company was in compliance with all covenants. As of December 31, 1998, the Company had borrowed $2.0 million and $1.2 million against the line of credit and the equipment line of credit, respectively.

     The Company believes that existing funds together with available borrowings under the line of credit and equipment line facility are adequate to satisfy its working capital and capital expenditure requirements for the foreseeable future.

     The Company had no material capital expenditure commitments as of December 31, 1998.


Year 2000 Issue/Year 2000 Readiness Disclosure

     Overview. The Company is completing its process of analyzing and addressing what is known as the Year 2000 Issue. The Year 2000 Issue has arisen because many existing computer programs use only two digits to identify a year in the data field. These programs were designed and developed without considering the impact of the upcoming change in the century and, accordingly, could misconstrue dates such as "00" as the year 1900 rather than 2000. The failure of computer programs and systems to properly recognize dates beginning in the year 2000 could adversely affect the Company's business activities.

     The Company's Year 2000 Compliance Program. The Company is executing its Year 2000 Compliance Program, the purpose of which is: to identify important systems that are not yet Year 2000 compliant; to initiate replacement or remedial action to assure that key systems will continue to operate in the Year 2000 and to test the replaced or remediated systems; to identify and contact key suppliers, vendors, customers and business partners to evaluate their ability to maintain normal operations in the Year 2000; and to develop appropriate contingency plans for dealing with foreseeable Year 2000 complications. The Company's Year 2000 Committee has made significant progress toward the completion of these goals. The Committee continues to execute the Company's Year 2000 Compliance Program and reports the results and status of the Company's Year 2000 efforts to the Board of Directors. The Company expects to substantially complete its Year 2000 Compliance Program activities by the end of 1999.

     Information Technology Systems. The Company's critical internal information technology ("IT") systems consist of its Electronic Mail system, Corporate Communications system, Manufacturing database, desktop and file management systems, Software Development tools and I/S Management tools. The Company also uses a Call Center Management software tool for use in the Company's customer service department. The Company has contacted the vendors of these systems and obtained assurances that these IT systems are currently in material Year 2000 compliance. The Company continues to upgrade older versions of these systems that may not be compliant and intends to finish these upgrades to achieve material Year 2000 compliance. The Company is in the process of obtaining written statements confirming such compliance from these vendors. The Company is still in the process of evaluating other areas of its existing internal IT systems at this time and will seek further assurances from its vendors as necessary. The Company plans to test its critical IT systems during 1999. The Company intends to evaluate the need for contingency plans for these internal IT systems given the assurances of compliance the Company has received for these systems. While the Company will work diligently with all of its IT system providers, there is no guarantee that these IT system providers will meet Year 2000 compliance. The failure of any such IT system to be Year 2000 compliant could have a negative effect on the business activities of the Company.

     Non-Information Technology Systems. The Company is conducting an assessment of its non-information technology systems (such as building security, voice mail, telephone and other systems containing embedded microprocessors) and is in the process of determining the nature and extent of any work that may be required to make any non-IT systems Year 2000 compliant. The Company has made Year 2000 compliance inquiries to the vendors of these systems, and intends to track the responses to its inquiries and have the inquiry process completed during the first half of 1999.

     Third Party Suppliers, Vendors and Customers. The Company's Year 2000 Compliance Program also includes an investigation of the Year 2000 compliance of its major suppliers, vendors, customers and business partners. For example, all of the Company's products and services incorporate third party software and hardware. The Company is in the process of evaluating its product components. The Company has identified and contacted most of its third party suppliers of hardware and software components regarding Year 2000 compliance and has collected compliance statements from most of these suppliers. The Company has learned that some features or functions of such third party components are not Year 2000 compliant. However, in certain cases the Company does not use such features or functions in its products and, to that extent, the Company believes the non-compliance of such features and functions will not have a negative impact on its products. In those cases where the non-compliance of third party components does affect features or functions used by the Company in its products, the Company intends to install upgrades (most of which are currently available) to achieve material compliance. In addition, the Company is completing the process of testing its application software. To date, the Company has found only a few minor problems with its application software, and has already created patches to this software. Given the number of components and the complexity of the software incorporated in the Company's products and services, the Company believes that in the course of conducting its Year 2000 Compliance Program it could reasonably discover that the Year 2000 problem may affect its software or components. However, the Company regularly develops software updates to its product offerings as a natural course of business and the Company does not expect that these Year 2000 updates will be excessively complex or expensive to implement. Still, there can be no assurances that there will be no service interruption on the part of any of the Company's third party suppliers due to the Year 2000 problem and this could have a material adverse effect on the Company.

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

     Contingency Plans. At the present time, the Company has not felt it necessary to formulate any contingency plans for addressing problems due to the Year 2000 Issue. The Company has been assured that its critical internal IT systems are compliant by the vendors of those systems and the Company will evaluate the need for contingency plans for internal IT systems given those assurances. The Company is currently in the process of evaluating the Year 2000 Issue with respect to its non-IT systems and with respect to its major suppliers, vendors, customers and business partners. As this evaluation process proceeds, the Company will formulate appropriate contingency plans. The Company expects that any required contingency planning will be completed no later than the end of 1999.

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

These forward-looking statements are subject to various risk factors which may materially affect the Company's efforts to achieve Year 2000 compliance. These risk factors include the inability of the Company to complete the plans and modifications that it has identified; the failure of software vendors to deliver the upgrades and repairs to which they have committed; the wide variety of information technology systems and components, both hardware and software, that must be evaluated; any inaccuracy in the assessment of the cost and financial exposure of the Company with respect to current and older versions of the Company's products; the failure of software vendors to deliver upgrades and repairs to which they have committed; and the large number of vendors and customers with which the Company interacts. The Company's assessments of the effects of Year 2000 on the Company are based, in part, upon information received from third parties and the Company's reasonable reliance on that information. Therefore, the risk that inaccurate information is supplied by third parties upon which the Company reasonably relied must be considered as a risk factor that might affect the Company's Year 2000 efforts. The Company is attempting to reduce the risks by utilizing an organized approach, extensive testing, and allowance of ample contingency time to address issues identified by tests.

Effects of Inflation

     Management believes that financial results have not been significantly impacted by inflation and price changes.

ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk

     The Company faces exposure to financial market risks, including adverse movements in foreign currency exchange rates and changes in interest rates. These exposures may change over time as business practices evolve and could have a material adverse impact on the Company's financial results. The Company's primary exposure has been related to local currency revenue and operating expenses in Europe and Asia. Historically, the Company has not hedged specific currency exposures as gains and losses on foreign currency transactions have not been material to date. At December 31, 1998, the Company had $3,226,000 outstanding related to variable rate U.S. dollar denominated shor-term debt.
The carrying value of these short-term borrowings approximates fair value due to the short maturities of these instruments. Assuming a hypothetical 10% adverse change in the interest rate, interest expense on these short-term borrowings would increase by $40,000.

     The carrying amounts reflected in the consolidated balance sheet of cash and cash equivalents, trade receivables, and trade payables approximates fair value at December 31, 1998 due to the short maturities of these instruments.

     The Company maintains investment portfolio holdings of various issuers, types, and maturities. The Company's cash and marketable securities include cash equivalents, which the Company considers investments to be purchased with original maturities of three months or less given the short maturities and investment grade quality of the portfolio holdings at December 31, 1998, a sharp rise in interest rates should not have a material adverse impact on the fair value of the Company's investment portfolio. As a result, the Company does not currently hedge these interest rate exposures.

ITEM 8.  Financial Statements and Supplementary Data

     The Company's Financial Statements and Schedules, together with the auditors' reports thereon, appear at pages F-1 through F-20, and S-1 through S-2, respectively, of this Form 10-K.


ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     Not applicable.


PART III

ITEM 10.  Directors and Executive Officers of the Registrant

     Information concerning the directors of the Registrant is hereby incorporated by reference from the information contained under the heading " Election of Directors" in the Registrant's definitive proxy statement related to the Registrant's 1998 Annual Meeting of Stockholders which will be filed with the Commission within 120 days after the close of the fiscal year (the "Definitive Proxy Statement").

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

ITEM 14.  Exhibits and Financial Statement Schedules

PART IV

(a)(1) INDEX TO THE CONSOLIDATED FINANCIAL STATEMENTS



     The following Consolidated Financial Statements of the Registrant are filed as part of this report:

                                                                                                           Page
                                                                                                           ----
Report of Independent Accountants                                                                           F-1
Consolidated Balance Sheet as of December 31, 1997 and 1998                                                 F-2
Consolidated Statement of Operations for the years ended December 31, 1996, 1997 and 1998                   F-3
Consolidated Statement of Stockholders' Equity for the years ended December 31, 1996, 1997 and 1998         F-4
Consolidated Statement of Cash Flows for the years ended December 31, 1996, 1997 and 1998                   F-5
Notes to Consolidated Financial Statements                                                                  F-7


(a)(2) INDEX TO FINANCIAL STATEMENT SCHEDULES

     The following Financial Statement Schedule of the Registrant is filed as part of this report:

                                                                                                           Page
                                                                                                           ----
Schedule I  Report of Independent Accountants on Financial Statement Schedule                               S-1
Schedule II - Valuation and Qualifying Accounts and Reserves                                                S-2

Schedules not listed above have been omitted because the information requested to be set forth therein is not applicable or is shown in the accompanying Consolidated Financial Statements or notes thereto.

(a)(3) INDEX TO EXHIBITS

     See attached Exhibit Index of this Annual Report on Form 10-K.

(b)  EXHIBITS

     The Company hereby files as part of this Form 10-K the Exhibits listed in
     Item 14 (a) (3) above. Exhibits which are incorporated herein by reference can be inspected and copied at the public reference facilities maintained by the Securities and Exchange Commision (the "Commission"), 450 Fifth Street, N.W., Washington, D.C. 20549 and at the Commision's regional offices located at Seven World Trade Center, 13th Floor, New York, New York 10048, and at the Citicorp Center, 500 West Madison Street, Suite 1400, Chicago, Illinois 60661. Copies of such material can also be obtained from the Public Reference Section of the Commissiion, 450 Fifth Street, N.W., Washington, D.C. 20549, at prescribed rates. In addition the Company is required to file electronic versions of certain of these documents with the Commission through the Commission's Electronic Data Gathering, Analysis and Retrieval (EDGAR) system. The Commission maintains a World Wide Web site at http://www.sec.gov that contains the report, proxy and information statements and other information regarding registrants that file electronically with the Commission. The Common Stock of the Company is traded on the Nasdaq National Market. Reports and other information concerning the Company may be inspected at the National Association of Securities Dealers, Inc. 1801 K Street, N.W., Washington, D.C. 20006.



(d) FINANCIAL STATEMENT SCHEDULES The Company hereby files as part of this Form 10-K the consolidated financial statements schedules listed in Item 14 (a)
     (2) above, which are attached hereto.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, SeaChange International, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  MARCH 22, 1999
                                         SEACHANGE INTERNATIONAL, INC.

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


                       POWER OF ATTORNEY AND SIGNATURES

     KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints William C. Styslinger, III and William L. Fiedler, jointly and severally, his attorney-in-fact, each with the power of substitution, for him in any and all capacities, to sign any amendments to this Report on Form 10-K and to file same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

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

               Signature                           Title(s)                              Date
               ---------                           --------                              ----
/s/ William C. Styslinger, III          President, Chief Executive Officer,             March 22, 1999
---------------------------------       Chairman of the Board and Director
William C. Styslinger, III              (Principal Executive Officer)


/s/ William L. Fiedler                  Vice President, Finance and                     March 22, 1999
---------------------------------       Administration, Chief Financial
William L. Fiedler                      Officer and Treasurer (Principal
                                        Financial and Accounting Officer)


/s/ Martin R. Hoffmann                  Director                                        March 22, 1999
---------------------------------
Martin R. Hoffmann

/s/ Edward J. McGrath                   Director                                        March 22, 1999
---------------------------------
Edward J. McGrath

/s/ Paul Saunders                       Director                                        March 22, 1999
---------------------------------
Paul Saunders

/s/ Carmine Vona                        Director                                        March 22, 1999
---------------------------------
Carmine Vona

                                 Exhibit Index



Exhibit No.                                           Description
-----------                                           -----------
  3.1          Amended and Restated Certification of Incorporation (incorporated by reference to the
               Registrant's Annual Report on Form 10-K filied March 28, 1997).
  3.2          Amended and Restated By-laws of the Company (incorporated by reference to the Registrant's
               Annual Report on Form 10-K filed March 28, 1997).
  4.1 (1)      Form of Stock Restriction Agreement (incorporated by reference to Exhibit 4.3 to the Registrant's
               Registration Statement on Form S-1, Registration No. 333-12233).
  4.2 (1)      Form of Stock Restriction Agreement Amendment (incorporated by reference to Exhibit 4.4 to the
               Registrant's Registration Statement on Form S-1, Registration No. 333-12233).
  10.1 (1)     Amended and Restated 1995 Stock Option Plan (incorporated by reference to Exhibit 10.1 to the
               Registrant's Registration Statement on Form S-1, Registration No. 333-12233).
  10.2 (1)     1996 Non-Employee Director Stock Option Plan (incorporated by reference to Exhibit 10.2 to the Registrant's Registration Statement on From S-1, Registration No. 333-12233).
  10.3 *       Lease Agreement dated May 28, 1998 between Robert Quirk, Trustee of Maynard Industial Properties
               Associates Trust and the Company.
  10.4 *       Sublease agreement dated June 20, 1996 between Harding Lawson Associates, Inc. and the Company.
  10.5 *       Loan and Security Agreement dated November 10, 1990 between Silicon Valley Bank and the Company.
  10.7         License Agreement dated May 30, 1996 between Summit Software Systems, Inc. and the Company
               (incorporated by reference to Exhibit 10.7 to the Registrant's Registration Statement on From S-1,
               Registration No. 333-12233).
  10.8         Stock Purchase Agreement, dated December 10, 1997, by and among the Company, IPC Interactive Pte.
               Ltd. and the shareholders of IPC Interactive Pte. Ltd. (incorporated by reference to Exhibit 10.12 to the Registrant's Annual Report on Form 10-K filed March 31, 1998.)
  10.9         Registration Rights Agreement, dated December 10, 1997, by and among the Company, IPC Interactive Pte.
               Ltd. and the shareholders of IPC Interactive Pte. Ltd. (incorporated by reference to Exhibit 10.13 to the Registrant's Annual Report on Form 10-K filed March 31, 1998.)
  10.10        Escrow Agreement, dated December 10, 1997, by and among the Company, IPC Interactive Pte. Ltd. and the shareholders of IPC Interactive Pte. Ltd.and State Street Bank and Trust Company (incorporated by reference to Exhibit 10.15 to the Registrant's Annual Report on Form 10-K filed March 31, 1998.)
  21.1*        List of Significant Subsidiaries
  23.1*        Consent of PricewaterhouseCoopers LLP.
  27.1*        Financial Data Schedule (For SEC Edgar Filing Only; Intentionally Omitted).

 ---------------------------
             * Filed herewith.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of SeaChange International, Inc.

     In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, of stockholders' equity and of cash flows present fairly, in all material respects, the financial position of SeaChange International, Inc. and its subsidiaries at December 31, 1997 and 1998 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. These financial statement are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these financial statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examing, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


/s/PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
Boston, Massachusetts
January 29, 1999

                         SeaChange International, Inc.
                          Consolidated Balance Sheet
                       (in thousands, except share data)

                                                            December 31,
                                                      ------------------------
                                                         1997         1998
                                                         ----         ----
Assets
Current assets
 Cash and cash equivalents                              $ 2,973      $ 5,115
 Marketable securities                                    9,310           --
 Accounts receivable, net of allowance for doubtful
   accounts of $559 at December 31, 1997 and
   $870 at December 31, 1998                             12,535       18,975
 Inventories                                             13,713       16,157
 Income taxes receivable                                  1,131        2,117
 Prepaid expenses                                         1,205        1,701
 Deferred income taxes                                    1,091        1,967
                                                      ------------------------
 Total current assets                                    41,958       46,032

Property and equipment, net                               8,303        7,981
Other assets                                                 81          176
Goodwill and intangibles, net                             1,608        1,197
                                                      ------------------------
                                                        $51,950      $55,386
                                                      ========================
Liabilities and Stockholders' Equity
Current liabilities
 Line of credit                                         $    --      $ 2,000
 Current portion of equipment line of credit
   and obligations under capital lease                       --          555
 Accounts payable                                         8,765       10,103
 Accrued expenses                                         2,718        3,374
 Customer deposits                                        2,049        1,704
 Deferred revenue                                         3,851        5,495
 Income taxes payable                                        85          475
                                                      ------------------------
   Total current liabilities                             17,468       23,706
                                                      ------------------------
Long-term equipment line of credit and
 obligations under capital lease                             --        1,027
                                                      ------------------------
Commitments (Note 11)

Stockholders' Equity
Common stock, $.01 par value; 50,000,000
 shares authorized; 13,593,594 shares and
  13,736,892 shares issued at December 31,
   1997 and 1998, respectively                              136          138
Additional paid-in capital                               31,218       32,177
Retained earnings (accumulated deficit)                   3,114       (1,603)
Treasury stock, 9,000 shares                                 --           --
Cumulative translation adjustment                            14          (59)
                                                      ------------------------
   Total stockholders' equity                            34,482       30,653
                                                      ------------------------
                                                        $51,950      $55,386
                                                      ========================

The accompanying notes are an integral part of these consolidated financial statements.

                         SeaChange International, Inc.
                     Consolidated Statement of Operations
                       (in thousands, except share data)


                                             Year ended December 31,
                                      --------------------------------------
                                          1996         1997       1998
                                      ---------------------------------------
Revenues
 Systems                              $   45,745    $   60,414   $    58,033
 Services                                  3,521         7,473        13,737
                                      --------------------------------------
                                          49,266        67,887        71,770
                                      --------------------------------------
Costs of revenues
 Systems                                  27,133        34,740        35,772
 Services                                  4,030         7,607        13,241
                                      --------------------------------------
                                          31,163        42,347        49,013
                                      --------------------------------------

 Gross profit                             18,103        25,540        22,757
                                      --------------------------------------
Operating expenses
 Research and development                  5,393        11,758        15,763
 Selling and marketing                     4,254         6,049         8,231
 General and administrative                2,064         3,744         5,816
 Restructuring of operations                  --            --           676
 Write-off of acquired
  in-process research and
   development                                --         5,290            --
                                      --------------------------------------
                                          11,711        26,841        30,486
                                      --------------------------------------

 Income (loss) from operations             6,392        (1,301)       (7,729)

Interest income, net                         353            657          223
                                      --------------------------------------

 Income (loss) before income taxes         6,745           (644)      (7,506)

Provision (benefit) for income taxes       2,483          1,776       (2,789)
                                      --------------------------------------

 Net income (loss)                    $    4,262    $    (2,420) $    (4,717)
                                      ======================================

Basic earnings (loss) per share       $      .82    $      (.24) $      (.38)
                                      ======================================
Diluted earnings (loss) per share     $      .36    $      (.24) $      (.38)
                                      ======================================
Shares used in calculating:

 Basic earnings per share              5,187,993     10,276,711   12,420,397
                                      ======================================
 Diluted earnings per share           11,745,866     10,276,711   12,420,397
                                      ======================================


The accompanying notes are an integral part of these consolidated financial statments.

                         SeaChange International, Inc.
                Consolidated Statement of Stockholders' Equity
                       (in thousands, except share data)

                          Series A convertible                 Common Stock
                            preferred stock        --------------------------------------          Retained
                         --------------------                                  Additional         earnings
                            Number                  Number          Par         paid-in         (accumulated
                          of shares    Amount      of shares       value        capital           deficit)
                          -------------------      ---------       -----        ---------       ------------
Balance at
  December 31, 1995          11,808   $    --       9,625,740       96            $   374        $ 1,272
Purchase of
 treasury stock                 --         --             --        --                --              --
Sale of common stock,
  net of
  issuance costs                --         --       1,810,000       18             24,052             --
Conversion of preferred
  stock into
  common stock              (11,808)                2,260,856       23              3,985              --
Issuance of common stock
  pursuant to exercise
  of stock options             --         --            9,223       --                  9              --
Compensation expense
  associated
  with stock
  issuance                     --         --              --        --                126              --
Issuance of common stock
  pursuant to
  purchased
  research and development     --         --           9,615        --                144              --
Retirement of treasury
  stock                        --         --        (856,200)       (8)            (2,523)             --
Net income                     --         --              --        --                 --           4,262
                               --------------------------------------------------------------------------
Comprehensive income

Balance at
  December 31, 1996            --         --      12,859,234       129             26,167           5,534
Purchase of treasury stock     --         --          (9,000)       --                 --              --
Compensation expense
  associated
  with stock issuance          --         --              --        --                 45              --
Issuance of common stock
  pursuant to
  exercise
  of stock options             --         --          88,999         1                203              --
Issuance of common stock
  in connection
  with employee stock
  purchase plan                --         --          29,361        --                479              --
Issuance of common stock
  in connection
  with acquisition
  of IPC Interactive,
   Pte. Ltd.                   --         --         625,000         6              4,324              --
Translation adjustment         --         --              --        --                 --              --
Net loss                       --         --              --        --                 --          (2,420)
                             -----------------------------------------------------------------------------
Comprehensive loss

Balance at
  December 31, 1997            --         --      13,593,594       136             31,218           3,114
Issuance of common stock
  pursuant to
  exercise
  of stock options             --         --          90,527         2                506              --
Issuance of common stock
  in connection
  with employee
  stock purchase plan          --         --          52,771        --                406              --
Compensation expense
  associated with stock
  issuance                     --         --              --        --                 47              --
Translation adjustment         --         --              --        --                 --              --
Net loss                       --         --              --        --                 --          (4,717)
                             -----------------------------------------------------------------------------
Comprehensive loss

Balance at
  December 31, 1998            --     $   --      13,736,892      $138            $32,177         $(1,603)
                             =============================================================================

                                                               Notes
                           Cumulative                          receivable           Total
                           translation      Treasury           from                 stockholders'       Comprehensive
                           Adjustment        stock             stockholders         equity              income (loss)
                           -----------      -----------        ------------       ------------          --------------
Balance at
  December 31, 1995           $  --           $    (4)             $ (795)            $   943
Purchase of
 treasury stock                  --            (2,527)                795              (1,732)
Sale of common stock,
  net of issuance costs          --                --                  --              24,070
Conversion of preferred
  stock into common stock        --                --                  --               4,008
Issuance of common stock
  pursuant to
  exercise of stock options      --                --                  --                   9
Compensation expense
  associated with stock
   issuance                      --                --                  --                 126
Issuance of common stock
  pursuant to
  purchased
  research and development       --                --                  --                 144
Retirement of treasury
  stock                          --             2,531                  --                  --
Net income                       --                --                  --               4,262           $  4,262
                 -----------------------------------------------------------------------------------------------
Comprehensive income                                                                                       4,262
                                                                                                        ========
Balance at
  December 31,                   --                --                  --              31,830
  1996
Purchase of                      --                --                  --                  --
 treasury stock
Compensation expense
  associated
  with stock
  issuance                       --                --                  --                  45
Issuance of common stoc
  pursuant to
  exercise
  of stock                       --                --                  --                 204
  options
Issuance of common stoc
  in connection
  with employee
  stock purchase                 --                --                  --                 479
  plan
Issuance of common stoc
  in connection
  with
  acquisition
  of IPC                         --                --                  --               4,330
  Interactive,
  Pte. Ltd.
Translation                      14                --                  --                  14                 14
 adjustment
Net loss                         --                --                  --              (2,420)            (2,420)
                 -----------------------------------------------------------------------------------------------
Comprehensive loss                                                                                        (2,406)
                                                                                                        ========
Balance at
  December 31,                   14                --                  --              34,482
  1997
Issuance of common
  stock pursuant to
  exercise
  of stock                       --                --                  --                 508
  options
Issuance of common stock
  in connection
  with employee
  stock purchase                 --                --                  --                 406
  plan
Compensation expense
  associated
  with stock
  issuance                       --                --                  --                  47
Translation                     (73)               --                  --                 (73)                (73)
 adjustment
Net loss                         --                --                  --              (4,717)             (4,717)
                 ------------------------------------------------------------------------------------------------
Comprehensive loss                                                                                         (4,790)
                                                                                                         ========
Balance at
  December 31,                 $(59)         $     --             $    --             $30,653             $(4,790)
  1998
                 ================================================================================================

The accompanying notes are an integral part of these Consolidated Financial Statements.

                         SeaChange International, Inc.
                     Consolidated Statement of Cash Flows
        INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS (IN THOUSANDS)

                                                                                      Year ended December 31,
                                                                                  ----------------------------------
                                                                                    1996         1997         1998
                                                                                  --------     --------     --------
Cash flows from operating activities
   Net income (loss)                                                              $  4,262     $ (2,420)    $ (4,717)
   Adjustments to reconcile net income (loss) to net cash used in operating activities:
         Depreciation and amortization                                               1,436        2,802        4,789
         Inventory valuation allowance                                                 694        1,730        2,016
         Compensation expense associated with stock and stock options                  126           45           47
         Write-off of acquired in-process research and development                      --        5,290           --
         Research and development expense associated with common
            stock issuance                                                             144           --           --
         Deferred income taxes                                                        (424)        (516)        (876)
         Changes in assets and liabilities, net of the effect of the acquisition of IPC Interactive Pte. Ltd. in 1997:
               Accounts receivable                                                  (4,091)      (4,381)      (6,440)
               Inventories                                                          (9,134)      (7,069)      (4,376)
               Income taxes receivable                                                  --       (1,131)        (986)
               Prepaid expenses and other assets                                      (468)        (339)        (591)
               Accounts payable                                                      4,165       (1,164)       1,265
               Accrued expenses                                                       (126)        (109)         656
               Customer deposits                                                       817       (3,260)        (345)
               Deferred revenue                                                      1,425        1,273        1,644
               Income taxes payable                                                   (720)          85          390
                                                                                  --------     --------     --------
                  Net cash used in operating activities                             (1,894)      (9,164)      (7,524)
                                                                                  --------     --------     --------

Cash flows from investing activities
   Purchase of software                                                               (450)          --           --
   Purchases of property and equipment                                              (2,792)      (2,158)      (3,766)
   Proceeds from sale and maturity of marketable securities                             --        8,966       10,212
   Purchases of marketable securities                                                   --      (18,276)        (902)
   Cash acquired related to the acquisition of IPC Interactive
      Pte. Ltd., net of transaction costs                                               --          665           --
                                                                                  --------     --------     --------
                  Net cash provided by (used in) investing activities               (3,242)     (10,803)       5,544
                                                                                  --------     --------     --------
Cash flows from financing activities
   Proceeds from borrowings under equipment line of credit                              --           --        1,226
   Proceeds from borrowings under line of credit                                        --           --        2,000
   Repayment of line of credit                                                          --         (700)          --
   Repayment of obligation under capital lease                                          --           --          (18)
   Proceeds from sale of common stock, net                                          24,079          683          914
   Purchase of treasury stock                                                       (2,023)          --           --
   Notes payable to related parties                                                     --         (437)          --
   Repayments of loans from stockholders                                               290           --           --
                                                                                  --------     --------     --------
                  Net cash provided by (used in) financing activities               22,346         (454)       4,122
                                                                                  --------     --------     --------
   Net increase (decrease) in cash and cash equivalents                             17,210      (20,421)       2,142
   Cash and cash equivalents, beginning of year                                      6,184       23,394        2,973
                                                                                  --------     --------     --------
   Cash and cash equivalents, end of year                                         $ 23,394     $  2,973     $  5,115
                                                                                  ========     ========     ========

The accompanying notes are an integral part of these consolidated financial statements.

                         SeaChange International, Inc.
                     Consolidated Statement of Cash Flows
        INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS (IN THOUSANDS)

                                                                                      Year ended December 31,
                                                                                  ----------------------------------
                                                                                    1996         1997         1998
                                                                                  --------     --------     --------
Supplemental disclosure of cash flow information:
   Income taxes paid                                                              $  3,854     $  1,691     $    132
   Interest paid                                                                  $     --     $     --     $     35

Supplemental disclosure of noncash activity:
   Transfer of items originally classified as inventories to
      fixed assets                                                                $  1,726     $  1,829     $    584
   Transfer of items originally classified as fixed assets to
      inventories                                                                 $     --     $     --     $    668
   Purchase of treasury stock in lieu of cash payment of notes
      receivable from stockholders                                                $    505     $     --     $     --
   Equipment acquired under capital lease                                         $     --     $     --     $    374

   Acquisition of all of the outstanding shares of IPC
      Interactive Pte. Ltd. (Note 5):
         Fair value of assets acquired (including intangible
            assets and in-process research and development)                             --     $ 12,396           --
         Fair value of common shares issued                                             --       (4,330)          --
         Transaction costs                                                              --         (475)          --
                                                                                  --------     --------     --------
         Liabilities assumed                                                            --     $  7,591           --
                                                                                  ========     ========     ========

The accompanying notes are an integral part of these consolidated financial statements.

                        SeaChange International, Inc.
                  Notes to Consolidated Financial Statements


1.  Nature of Business

    The Company develops computer systems to digitally manage, store and distribute video. Through December 31, 1998, substantially all of the Company's revenues were derived from the sale of digital video insertion, movie and broadcast systems and related services and content to cable television operators, broadcast and telecommunications companies in the United States and internationally.

2.  Summary of Significant Accounting Policies

    Significant accounting policies followed in the preparation of the accompanying consolidated financial statements are as follows:

    Principles of Consolidation

    The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated.

    Revenue Recognition

    Revenues from the sales of systems are recognized upon shipment provided that there are no uncertainties regarding customer acceptance and collection of the related receivables is probable. If such uncertainties exist, such as performance criteria beyond the Company's standard terms and conditions, revenue is recognized upon customer acceptance. Installation and training revenue is deferred and recognized as these services are performed. Revenue from technical support and maintenance contracts is deferred, if billed in advance, and recognized ratably over the period of the related agreements, generally twelve months. Revenue from content fees, primarily movies, is recognized in the period earned based on noncancelable agreements. Customer deposits represent advance payments from customers for systems.

    Concentration of Credit Risk

    Financial instruments which potentially expose the Company to concentrations of credit risk include trade accounts receivable and marketable securities. To minimize this risk, the Company evaluates customers' financial condition, requires advance payments from certain of its customers and maintains reserves for potential credit losses. At December 31, 1997 and 1998, the Company had an allowance for doubtful accounts of $559,000 and $870,000, respectively, to provide for potential credit losses and such losses to date have not exceeded management's expectations. The Company invests its excess cash in marketable securities, such as money market funds and municipal securities with strong credit ratings.

    Use of Estimates

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

    Cash and Cash Equivalents

    The Company considers all highly liquid investments purchased with an original maturity of three months or less at the date of purchase to be cash equivalents. The Company invests its excess cash in money market funds, municipal securities and corporate debt securities that are subject to minimal credit and market risk. Cash equivalents are classified as available-for-sale and are carried at market value, and any unrealized gains or losses are recorded as a part of stockholders' equity.

                        SeaChange International, Inc.
            Notes to Consolidated Financial Statements (continued)

    Property and Equipment

    Property and equipment consist of office and computer equipment, leasehold improvements, demonstration equipment, deployed assets and spare components and assemblies used to service the Company's installed base. Demonstration equipment consists of systems manufactured by the Company for use in marketing and selling activities. Property and equipment are recorded at cost and depreciated using the straight-line method over their estimated useful lives. Leasehold improvements are amortized over the shorter of their estimated useful lives or the term of the respective leases by use of the straight-line method. Deployed assets consist primarily of hardware owned and operated by the Company and installed at customer locations. Deployed assets are depreciated over the life of the related service agreements ranging from 3 to 7 years. Maintenance and repair costs are expensed as incurred. Significant improvements are capitalized and depreciated. Upon retirement or sale, the cost of the assets disposed of, and the related accumulated depreciation, are removed from the accounts, and any resulting gain or loss is included in the determination of net income.

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

    The Company is dependent upon certain vendors for the manufacture of significant components of its digital advertising insertion, movie and broadcast systems. If these vendors were to become unwilling or unable to continue to manufacture these products in required volumes, the Company would have to identify and qualify acceptable alternative vendors. The inability to develop alternate sources, if required in the future, could result in delays or reductions in product shipments and thereby adversely affect the Company's revenue and profits.

    Goodwill and Intangible Assets

    Goodwill and assembled workforce are amortized on a straight-line basis over five to seven years. Software acquired in connection with acquisitions is amortized over the greater of the amount computed using (a) the ratio that current gross revenues for related products bear to total current and anticipated future gross revenues for that product or (b) on a straight-line basis over the estimated remaining life of the software. The Company reviews goodwill and intangible assets for any impairment in accordance with Statement of Financial Accounting Standards No. 121, Accounting for Impairment of Long-Lived Assets to be Disposed Of, ("SFAS 121").

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


    Stock Compensation

    Employee stock awards under the Company's compensation plans are accounted for in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, ("APB 25") and related interpretations. The Company provides the disclosure requirements of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, ("SFAS 123") and related interpretations. Nonemployee stock awards are accounted for in accordance with Emerging Issues Task Force Issue No. 96-18.

                        SeaChange International, Inc.
            Notes to Consolidated Financial Statements (continued)

    Foreign Currency Translation

    The Company has determined that the functional currency of its foreign subsidiaries is the local currency. Accordingly, assets and liabilities are translated to U.S. dollars at current exchange rates as of each balance sheet date. Income and expense items are translated using average exchange rates during the year. Cumulative currency translation adjustments are presented as a separate component of stockholders' equity. Transaction gains and losses and unrealized gains and losses on intercompany receivables are recognized in the Statement of Operations and have not been material to date.

    Advertising Costs

    Advertising costs are charged to expense as incurred. Advertising costs were $328,000, $659,000 and $624,000 for the years ended December 31, 1996,
    1997 and 1998, respectively.


    Earnings Per Share

    Earnings per share are presented in accordance with Statement of Financial Accounting Standards No. 128, Earnings Per Share, ("SFAS 128") which requires the presentation of "basic" earnings per share and "diluted" earnings per share. Basic earnings per share is computed by dividing income available to common shareholders by the weighted-average shares of common stock outstanding during the period. For the purposes of calculating diluted earnings per share the denominator includes both the weighted average number of shares of common stock outstanding during the period and the weighted average number of potential common stock, such as stock options and restricted stock.

    For the years ended December 31, 1997 and 1998, 468,311 and 240,644 common shares issuable upon the exercise of stock options, respectively, and 2,661,825 and 1,194,488 shares of unvested restricted common stock, respectively, are antidilutive because the Company recorded a net loss for the years and, therefore, have been excluded from the diluted earnings per share computations.

    Below is a summary of the shares used in calculating basic and diluted earnings per share for the years indicated:

                                                         Year ended December  31,
                                                     ---------------------------------
                                                       1996        1997        1998
                                                    ----------  ----------  ----------
      Weighted average number of shares
         outstanding                                 5,187,993  10,276,711  12,420,397
      Shares attributable to series A redeemable
         convertible preferred stock                 1,476,000           -           -
      Shares attributable to series B redeemable
         convertible preferred stock                   568,607           -           -
      Shares attributable to unvested restricted
         common stock                                4,109,925           -           -
      Dilutive stock options                           403,341           -           -
                                                    ----------  ----------  ----------
      Shares used in calculating diluted
         earnings per share                         11,745,866  10,276,711  12,420,397
                                                    ==========  ==========  ==========

    New Accounting Pronouncements

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, ("SFAS 133"). SFAS 133 will become effective in January 2000. SFAS 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income,

                        SeaChange International, Inc.
            Notes to Consolidated Financial Statements (continued)


     depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. To date the Company has not utilized derivative instruments or hedging activities and, therefore, the adoption of SFAS 133 is not expected to have a material impact on the Company's financial position or results of operations.

3.   Consolidated Balance Sheet Detail

     Cash, cash equivalents and marketable securities consist of the following:

                                       December 31,
                                  -----------  ----------
                                     1997         1998
                                  -----------  ----------
    Cash and cash equivalents:
      Cash                        $   917,000  $2,090,000
      Money market funds              506,000   2,005,000
      Municipal securities          1,550,000   1,020,000
                                  -----------  ----------
                                    2,973,000   5,115,000
    Marketable securities:
      Municipal securities          9,310,000          --
                                  -----------  ----------
                                  $12,283,000  $5,115,000
                                  ===========  ==========


    Marketable securities are classified as available-for-sale securities and are carried at fair market value, which approximates amortized cost. The contractual maturities of all available-for-sale securities classified as cash equivalents are less than three months. Gross unrealized gains and losses on securities for the years ended December 31, 1996, 1997 and 1998, the cost of which is based upon the specific identification method, were not significant.

Inventories consist of the following:
                                                                             December 31,
                                                                       ------------------------
                                                                          1997         1998
                                                                       -----------  -----------
    Components and assemblies                                          $11,932,000  $14,592,000
    Finished products                                                    1,781,000    1,565,000
                                                                       -----------  -----------
                                                                       $13,713,000  $16,157,000
                                                                       ===========  ===========
    Property and equipment consist of the following:

                                                         Estimated            December 31,
                                                        useful life    -----------  -----------
                                                          (years)          1997         1998
                                                        -----------    -----------  -----------
    Office furniture and equipment                            5        $ 1,332,000  $ 1,565,000
    Computer and demonstration equipment                      3          8,140,000    9,089,000
    Deployed assets                                         3-7            497,000    1,788,000
    Service and spare components                              5          2,000,000    2,584,000
    Leasehold improvements                                  1-7            304,000      758,000
                                                                       -----------  -----------
                                                                        12,273,000   15,784,000

    Less -- Accumulated depreciation and amortization                    3,970,000    7,803,000
                                                                       -----------  -----------
                                                                       $ 8,303,000  $ 7,981,000
                                                                       ===========  ===========

                        SeaChange International, Inc.
            Notes to Consolidated Financial Statements (continued)

    Depreciation expense was $1,246,000, $2,515,000 and $3,833,000 for the years ended December 31, 1996, 1997 and 1998, respectively.

Accrued expenses consist of the following:
                                                                             December 31,
                                                                       ------------------------
                                                                          1997         1998
                                                                       -----------  -----------
    Accrued software license fees                                       $  630,000   $1,206,000
    Accrued sales and use taxes                                            338,000      733,000
    Other accrued expenses                                               1,750,000    1,435,000
                                                                        ----------   ----------
                                                                        $2,718,000   $3,374,000
                                                                        ==========   ==========

4.  Segment Information

    The Company has four reportable segments: digital advertising insertion, movies and broadcast systems and services. The digital advertising insertion systems segment provides products to digitally manage, store and distribute digital video for television operators and telecommunications companies. The movie systems segment comprises products to provide long-form video storage and delivery for the pay-per-view markets for the hospitality and commercial property markets. The broadcast systems segment provides products for the storage, archival, on-air playback of advertising and other video programming for the broadcast television industry. The service segment provides installation, training, product maintenance and technical support for the above systems and content which is distributed by the movie product segment. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company does not measure the assets allocated to the segments. The Company measures results of the segments based on the respective gross profits. There were no intersegment sales or transfers. Long-lived assets are principally located in the United States. The following summarizes the revenues and cost of revenues by reportable segment:



                                                                                 Year ended December 31,
                                                             ---------------------------------------------------------------
                                                                  1996                    1997                    1998
                                                             ---------------        ----------------      ------------------
Revenues
     Digital advertising insertion                                   $45,513                 $55,977                 $44,088
     Movies                                                              232                   4,437                   9,722
     Broadcast                                                             -                       -                   4,223
     Services                                                          3,521                   7,473                  13,737
                                                             ---------------        ----------------      ------------------
                                                                     $49,266                 $67,887                 $71,770
                                                             ---------------        ----------------      ------------------

Costs of revenues
     Digital advertising insertion                                   $26,901                 $32,356                 $26,551
     Movies                                                              232                   2,384                   6,801
     Broadcast                                                             -                       -                   2,420
     Services                                                          4,030                   7,607                  13,241
                                                             ---------------        ----------------      ------------------
                                                                     $31,163                 $42,347                 $49,013
                                                             ---------------        ----------------      ------------------

                        SeaChange International, Inc.
            Notes to Consolidated Financial Statements (continued)

    The following summarizes revenues by geographic locations:

                                                                                 Year ended December 31,
                                                             ---------------------------------------------------------------
                                                                  1996                    1997                    1998
                                                             ---------------        ----------------      ------------------
Revenues
     United States                                                   $46,875                 $59,855                 $62,343
     Canada and South America                                              -                   2,696                     691
     Europe                                                            2,391                   4,481                   4,272
     Rest of world                                                         -                     855                   4,464
                                                             ---------------        ----------------      ------------------
                                                                     $49,266                 $67,887                 $71,770
                                                             ===============        ================      ==================

    For the years ended December 31, 1996, 1997 and 1998, certain customers accounted for more than 10% of the Company's revenues. Individual customers accounted for 29%, 17%, 13% and 12% of revenues in 1996; 24%, 18% and 10% in 1997; and 24% and 15% in 1998.



5.  Acquisition and Restructuring of Operations

    Acquisition

    On December 10, 1997, the Company exchanged 625,000 shares of its common stock for all of the outstanding capital stock of IPC Interactive Pte. Ltd. ("IPC") which was renamed to SeaChange Asia Pacific Operations Pte. Ltd. ("SC Asia"). SC Asia provides interactive television network systems to the hospitality and commercial property markets. The total purchase price, including transaction costs, was $4,805,000. The acquisition was accounted for under the purchase method. Accordingly, the purchase price was allocated to the estimated fair value of the acquired assets and liabilities based upon an independent appraisal. A portion of the purchase price was allocated to in-process research and development, resulting in an immediate charge to the Company's operations of $5,290,000 at the date of acquisition. The amount allocated to in-process research and development represented technology which had not reached technological feasibility and
    had no alternative future use.   The appraisal also valued intangibles,
    including assembled workforce and software. Goodwill and intangibles, net of related accumulated amortization totaled $1,608,000 and $1,197,000 at December 31, 1997 and 1998, respectively. Amortization expense was $27,000 and $411,000 for the years ended December 31, 1997 and 1998, respectively. The consolidated results of operations include the operating results of IPC from the date of acquisition.

    The purchase price was allocated to the acquired assets and liabilities as follows:


        Tangible assets                          $ 5,471,000
        Assumed liabilities                       (7,591,000)
        Intangible assets:
          In-process research and development      5,290,000
          Software                                   850,000
          Assembled workforce                        280,000
          Goodwill                                   505,000
                                                 -----------
                                                 $ 4,805,000
                                                 ===========

                        SeaChange International, Inc.
            Notes to Consolidated Financial Statements (continued)

    Included in assumed liabilities were a line of credit of $700,000 and notes payable to related parties of $437,000. The notes payable to related parties were due to two companies owned by new shareholders of the Company as a result of the acquisition. The Company paid these assumed liabilities in full and canceled the line of credit prior to December 31, 1997.

    The following unaudited pro forma data summarizes the consolidated results of the Company and IPC as if the acquisition had occurred on February 1, 1996 (inception of IPC) and excludes the $5,290,000 charge for in-process research and development. The unaudited pro forma information is not necessarily indicative either of results of operations that would have occurred had the purchase been made at the beginning of the periods presented, or of future results of operations of the combined companies.

                                         Pro forma for the year ended December 31,
                                         -----------------------------------------
                                                  1996              1997
                                             -----------        ------------
                                             (unaudited)         (unaudited)

    Revenues                                 $60,372,000        $75,573,000
    Net income (loss)                        $ 1,085,000        $(3,403,000)
    Basic earnings (loss) per share          $       .19        $      (.31)
    Diluted earnings (loss) per share        $       .09        $      (.31)

    Restructuring of Operations

    In March 1998, the Company recorded a charge of $676,000 for the restructuring of operations as part of a planned consolidation of the operations of SC Asia. The charge for restructuring included $569,000 related to the termination of 13 employees, a provision of $60,000 related to the planned vacating of premises and $47,000 of compensation expense associated with stock options for certain terminated employees. At March 31, 1998, the Company had notified all terminated employees. All restructuring charges were paid as of December 31, 1998.

6.  Lines of Credit

    The Company has a $6.0 million revolving line of credit and a $3.0 million equipment line of credit with a bank. The revolving line of credit expires in October 1999 and the equipment line of credit expires in June 1999. Borrowings under the lines of credit are secured by substantially all of the Company's assets. Loans made under the revolving line of credit generally bear interest at a rate per annum equal to the bank's base rate plus .5% (8.25 % at December 31, 1998). Loans made under the equipment loan bear interest at a rate per annum equal to the bank's base rate plus 1.0% (8.75% at December 31, 1998). The loan agreement relating to the lines of credit requires that the Company provide the bank with certain periodic financial reports and comply with certain financial ratios including the maintenance of total liabilities, excluding deferred revenue, to net worth of at least .80 to 1.0. At December 31, 1998 the Company was in compliance with all covenants. As of December 31, 1998, borrowings against the line of credit were $2.0 million. As of December 31, 1998, borrowings against the equipment line of credit were $1,226,000. Maturities of the equipment line of credit are $491,000, $491,000 and $244,000 in 1999, 2000 and 2001, respectively.

                        SeaChange International, Inc.
            Notes to Consolidated Financial Statements (continued)

7.  Income Taxes

    The components of the provision (benefit) for income taxes are as follows:

                                        Year ended December  31,
                                 --------------------------------------
                                    1996          1997          1998
                                 ----------    ----------   -----------
Current provision (benefit):
 Federal                         $2,346,000    $1,920,000   $(1,913,000)
 State                              561,000       371,000             -
                                 ----------    ----------   -----------
                                  2,907,000     2,291,000    (1,913,000)
                                 ----------    ----------   -----------
Deferred benefit:
 Federal                           (324,000)     (394,000)     (124,000)
 State                             (100,000)     (121,000)     (752,000)
                                 ----------    ----------   -----------
                                   (424,000)     (515,000)     (876,000)
                                 ----------    ----------   -----------
                                 $2,483,000    $1,776,000   $(2,789,000)
                                 ==========    ==========   ===========

    The components of deferred income taxes are as follows:

                                                              December 31,
                                                       -------------------------
                                                           1997          1998
                                                       -----------   -----------
    Deferred tax assets:
      Inventories                                      $   769,000   $ 1,299,000
      Allowance for doubtful accounts                      209,000       320,000
      Deferred revenue                                      96,000       126,000
      Software                                             176,000       111,000
      Accrued expenses                                           -       153,000
      State net operating loss carryforwards                     -       398,000
      Acquired net operating loss carryforwards and
        basis differences                                3,361,000     3,361,000
                                                       -----------   -----------
                                                         4,611,000     5,768,000
      Valuation allowance                               (3,361,000)   (3,361,000)
                                                       -----------   -----------
         Total deferred tax assets                       1,250,000     2,407,000
                                                       -----------   -----------
    Deferred tax liabilities:
      Property and equipment                               157,000       430,000
      Other                                                  2,000        10,000
                                                       -----------   -----------
         Total deferred tax liabilities                    159,000       440,000
                                                       -----------   -----------
    Net deferred income taxes                          $ 1,091,000   $ 1,967,000
                                                       ===========   ===========

    Deferred income taxes reflect the tax impact of temporary differences between the amount of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws and regulations. Under Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes", the benefit associated with future deductible temporary differences is recognized if it is more likely than not that the benefit will be realized. The measurement of deferred tax assets is reduced by a valuation allowance if, based upon the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

    The valuation allowance of $3,361,000 at December 31, 1997 and 1998 relates to net operating loss carryforwards and tax basis differences acquired in the Company's purchase of SC Asia. These acquired deferred tax assets may only be utilized to offset future taxable income attributable to SC Asia.
    In addition, the recognition of these deferred tax assets are subject to Internal Revenue Code change in ownership rules which may limit the amount that can be utilized to offset future taxable income. The Company believes that the valuation allowance is appropriate given the weight of objective evidence, including the historical operating results of IPC. Any tax benefits subsequently recognized related to these assets will first reduce the remaining balance in goodwill and then other acquired intangible assets.

                        SeaChange International, Inc.
            Notes to Consolidated Financial Statements (continued)


    Based on the weight of available evidence, the Company believes its remaining deferred tax assets will be realizable. The amount of the deferred tax asset considered realizable is subject to change based on future events. The Company will assess the need for the valuation allowance at each balance sheet date based on all available evidence.

    At December 31, 1998, the Company had federal and state net operating loss carryforwards of approximately $11,278,000 which expire at various dates through 2013 and foreign net operating loss carryforwards of approximately $1,436,000 which do not expire.

    The income tax provision computed using the federal statutory income tax rate differs from the Company's effective tax rate primarily due to the following:


                                                                                       Year ended December 31,
                                                                                -------------------------------------
                                                                                   1996         1997          1998
                                                                                ----------   ----------   -----------
    Statutory U.S. federal tax rate                                             $2,293,000   $  (91,000)  $(2,552,000)
    State taxes, net of federal tax benefits                                       304,000      165,000      (496,000)
    Other                                                                                -      145,000       355,000
    Research and development tax credits                                          (135,000)    (334,000)     (316,000)
    Foreign Sales Corporation exempt income                                        (20,000)           -             -
    Nondeductible expenses, including write-off of
       acquired in-process research and
       development in 1997                                                          41,000    1,891,000       220,000
                                                                                ----------   ----------   -----------
                                                                                $2,483,000   $1,776,000   $(2,789,000)
                                                                                ==========   ==========   ===========

    The Company's effective tax rate was 36.8% in 1996. The Company's effective tax rate for 1997 was significantly impacted by the write-off of acquired in-process research and development which, due to the tax-free nature of the transaction to IPC stockholders, is not deductible for tax purposes by the Company. Accordingly, in 1997 the Company recorded a tax provision of $1,776,000 despite a book pre-tax operating loss. The Company's effective tax benefit rate was 37.2% in 1998.

8.  Common Stock

    Initial Public Offering

    On November 5, 1996, the Company sold 1,810,000 shares of common stock to the public in the Company's initial public offering at a price of $15.00 per share. Proceeds to the Company, net of offering expenses, amounted to $24,070,000. Upon the closing of the initial public offering all outstanding convertible preferred stock of the Company automatically converted into a total of 2,260,856 shares of common stock of the Company.


    Stock Split

    On September 6, 1996, the Board of Directors authorized a 3-for-2 stock split of the Company's common stock, which became effective on October 30, 1996. All shares of common stock, common stock options, preferred stock conversion ratios and per share amounts included in the accompanying consolidated financial statements have been adjusted to give retroactive effect to the stock split for 1996.

                        SeaChange International, Inc.
            Notes to Consolidated Financial Statements (continued)

    Restriction Agreements

    Certain common shares are subject to stock restriction and repurchase agreements under which the Company may repurchase unvested common shares at the original issuance price and vested common shares at fair value upon termination of a business relationship with the Company. Common shares subject to these agreements vest ratably over a five-year period and, at December 31, 1998, 652,500 of such shares are unvested.

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

    In 1997, the Company repurchased 9,000 shares of its common stock from an employee of the Company. The shares were held for less than six months from the time the shares became vested. Accordingly, compensation expense was recorded for the difference between the repurchase price and the original purchase price paid by the stockholder. Compensation expense recorded in 1997 as a result of this transaction was $45,000.

    Reserved Shares

    At December 31, 1998, the Company had 2,008,895 shares of common stock reserved for issuance upon the exercise of common stock options and the purchase of stock under the Employee Stock Purchase Plan.

9.  Convertible Preferred Stock

    Stock Authorization

    The Board of Directors is authorized to issue from time to time up to an aggregate of 5,000,000 shares of preferred stock, in one or more series. Each such series of preferred stock shall have the number of shares, designations, preferences, voting powers, qualifications and special or relative rights or privileges to be determined by the Board of Directors, including dividend rights, voting rights, redemption rights and sinking fund provisions, liquidation preferences, conversion rights and preemptive rights.

10. Stock Plans

    Employee Stock Purchase Plan

    In September 1996, the Company's Board of Directors adopted and the stockholders approved an employee stock purchase plan (the "Stock Purchase Plan"), effective January 1, 1997, which provides for the issuance of a maximum of 300,000 shares of common stock to participating employees who meet eligibility requirements. Employees who would immediately after the grant own 5% or more of the total combined voting power or value of the Company's stock and directors who are not employees of the Company may not participate in the Stock Purchase Plan. The purchase price of the stock is 85% of the lesser of the average market price of the common stock on the first or last business day of each six-month plan period. During 1997 and 1998, 29,361 and 52,771 shares of common stock, respectively, were issued under the Stock Purchase Plan.

                        SeaChange International, Inc.
            Notes to Consolidated Financial Statements (continued)

    1995 Stock Option Plan

    The 1995 Stock Option Plan (the "1995 Stock Option Plan") provides for the grant of incentive stock options and nonqualified stock options for the purchase of up to an aggregate of 1,950,000 shares of the Company's common stock by officers, employees, consultants and directors of the Company. The Board of Directors is responsible for administration of the 1995 Stock Option Plan and determining the term of each option, option exercise price, number of shares for which each option is granted and the rate at which each option is exercisable. Options generally vest ratably over five years. The Company may not grant an employee incentive stock options with a fair value in excess of $100,000 that are initially exercisable during any one calendar year.

    Incentive stock options may be granted to employees at an exercise price per share of not less than the fair value per common share on the date of the grant (not less than 110% of the fair value in the case of holders of more than 10% of the Company's voting stock). Nonqualified stock options may be granted to any officer, employee, director or consultant at an exercise price per share as determined by the Company's Board of Directors.

    Options granted under the 1995 Stock Option Plan generally expire ten years from the date of the grant (five years for incentive stock options granted to holders of more than 10% of the Company's voting stock).

    Director Stock Option Plan

    In June 1996, the Company's Board of Directors adopted and the stockholders approved a director stock option plan (the "Director Option Plan") which provides for the grant of options to full time directors of the Company to purchase a maximum of 30,000 shares of common stock under the Director Option Plan. Under the Director Option Plan, participating directors receive an option to purchase 3,375 shares of common stock per annum. Options granted under the Director Option Plan vest as to 33-1/3% of the shares underlying the option immediately upon the date of the grant, and vest as to an additional 8-1/3% of the shares underlying the option at the end of each of the next 8 quarters, provided that the optionee remains a director. Directors will also receive, on each three-year anniversary of such director's option grant date, an additional option to purchase 3,375 shares of common stock, provided that such director continues to serve on the Board of Directors. All options granted under the Director Option Plan have an exercise price equal to the fair value of the common stock on the date of grant and a term of ten years from the date of grant.

    Transactions under the 1995 Stock Option Plan and the Director Option Plan during the years ended December 31, 1996, 1997 and 1998 are summarized as follows:

                        SeaChange International, Inc.
            Notes to Consolidated Financial Statements (continued)



                                                    Year ended December 31,
                                  -----------------------------------------------------------
                                       1996                  1997                 1998
                                  -----------------  -------------------   ------------------
                                           Weighted            Weighted             Weighted
                                           average             average              average
                                           exercise            exercise             exercise
                                   Shares   price     Shares    price      Shares     price
                                  -------- --------  --------- ---------   --------- --------
Outstanding at
 beginning of period               327,120    $ .92    739,334    $ 5.87   1,143,057   $11.40
Granted                            472,510     8.79    585,536     18.03     889,729     7.43
Exercised                           (9,223)     .85    (88,999)     2.30     (90,752)    5.56
Cancelled                          (51,073)    2.22    (92,814)    17.81    (532,818)   14.98
                                  ========           =========             =========

Outstanding at
  period end                       739,334    $5.87  1,143,057    $11.40   1,409,216   $ 8.01
                                  ========           =========             =========

Options exercisable
 at period end                     115,224             205,198               315,643

Weighted average fair value
 of options granted
 during the period                            $4.33               $11.00               $ 9.72


    The following table summarizes information about employee and director stock options outstanding at December 31, 1998:

                                                       Options outstanding at December 31, 1998
                                                     --------------------------------------------
                                                                       Weighted
                                                                       average
                                                                      remaining       Weighted
                                                         Number      contractual      average
                                                       outstanding   life (years)  exercise price
                                                     --------------  ------------  --------------
Range of exercise prices

          $  .50                                             59,328         6.65           $ 0.50
            1.23 to 1.36                                    101,121         3.88             1.31
            4.20 to 6.00                                    415,513         9.51             5.76
            6.67 to 9.38                                    643,382         8.92             8.24
           10.19 to 15.00                                   105,683         8.56            11.51
           15.50 to 21.50                                    22,314         8.30            19.33
           28.75 to 33.75                                    61,875         7.75            28.96
                                                     --------------
                                                          1,409,216
                                                     ==============

                                   Options exercisable at December 31, 1998
                                   ------------------------------------------
                                                                  Weighted
                                     Number                       average
Range of exercise prices           exercisable                 exercise price
               $0.50                   31,621                    $ 0.50
                1.23 to 1.36           57,651                      1.31
                4.20 to 6.00           41,849                      4.96
                6.67 to 9.38          127,986                      7.92
               10.19 to 15.00          27,516                     11.34
               15.50 to 21.50           6,833                     19.32
               28.75 to 33.75          22,187                     28.95
                                   ----------
                                      315,643
                                   ==========

    Fair Value Disclosures

    The Company applies APB 25 in accounting for employee stock awards. Compensation expense of $126,000, $45,000 and $47,000 has been recorded for the years ended December 31, 1996, 1997 and 1998, respectively. Had compensation expense for the Company's employee stock plans been determined based on the fair value at the grant dates, as prescribed in SFAS 123, the Company's net income (loss) and earnings (loss) per share would have been as follows:

                        SeaChange International, Inc.
            Notes to Consolidated Financial Statements (continued)

                                                 Year ended December 31,
                                         -------------------------------------
                                               1996         1997          1998
                                         ----------  -----------   -----------
    Net income (loss)
      As reported                        $4,262,000  $(2,420,000)  $(4,717,000)
      Pro forma                          $4,205,000  $(3,290,000)  $(6,601,000)

    Basic earnings (loss) per share
      As reported                        $      .82  $      (.24)  $      (.38)
      Pro forma                          $      .81  $      (.32)  $      (.53)

    Diluted earnings (loss) per share
      As reported                        $      .36  $      (.24)  $      (.38)
      Pro forma                          $      .36  $      (.32)  $      (.53)

    For options granted prior to the Company's initial filing of its Registration Statement on Form S-1 on September 18, 1996, the fair value of each option grant was estimated on the date of grant using the minimum value method. The fair value of each option granted subsequent to the initial filing was estimated on the date of grant assuming a weighted average volatility factor of 67%. Additional weighted average assumptions used for grants during the years ended December 31, 1996, 1997 and 1998 included: dividend yield of 0.0% for all periods; risk-free interest rates of 5.36% to 6.49% for options granted during the year ended December 31, 1996, 5.70% to 6.75% for options granted during the year ended December 31, 1997 and 6.00% for options granted during the year ended December 31, 1998; and an expected option term of 5 years for all periods.

    Because additional option grants are expected to be made each year, the above pro forma disclosures are not representative of pro forma effects of reported net income for future years.

    Stock Option Repricing

    On January 23, 1998, the Compensation and Option Committee of the Board of Directors of the Company ("Committee") determined that, because certain stock options held by employees of the Company had an exercise price significantly higher than the fair market value of the Company's common stock, such stock options were not providing the desired incentive to employees. Accordingly, the Committee granted those employees whose options were between $15.00 and $24.63 per share an opportunity to cancel their existing options for new options on a 1-for-1 basis, with a new five-year vesting schedule beginning on January 23, 1998. Employees whose options were above $24.63 were offered an opportunity to cancel their existing options for new options on a 2-for-3 basis, with no change in their original vesting schedule. As a result of this stock option repricing, new options were granted to purchase 212,779 shares of common stock and the average exercise price of such options was reduced from $22.19 per share to $8.25 per share, the fair market value of the Company's common stock at the close of the market on January 22, 1998. With the exception of one executive officer, the Company's directors and executive officers were not eligible to participate in this stock option repricing. During the execution of the stock option repricing plan, the Company's stock price was below $8.25 per share and, therefore, no compensation charge was recorded as a result of the stock option repricing.

11. Commitments

    The Company leases its operating facilities and certain office equipment under noncancelable capital and operating leases which expire at various dates through 2005. Rental expense under operating leases was approximately $251,000,

                        SeaChange International, Inc.
            Notes to Consolidated Financial Statements (continued)


    $542,000 and $1,294,000 for the years ended December 31, 1996, 1997 and 1998, respectively. Future commitments under minimum lease payments as of December 31, 1998 are as follows:

                                      Capital    Operating

Year ended December 31, 1999          $ 90,000   $1,460,000
                        2000            90,000    1,402,000
                        2001            90,000    1,143,000
                        2002            90,000      675,000
                        2003            66,000      524,000
                  Thereafter                 -      649,000
                                      --------
Minimum lease payments                 426,000
Less: Amount representing interest      70,000
                                      --------
                                      $356,000
                                      --------

    The Company had noncancelable purchase commitments for inventories of approximately $3,000,000 at December 31, 1998.

    In the ordinary course of business, the Company is subject to various types of litigation. In the opinion of management, all litigation currently pending or threatened will not have a material adverse effect on the Company's financial position or results of operations.

12. Employee Benefit Plan

    The Company sponsors a 401(k) retirement savings plan ( the "Plan"). Participation in the Plan is available to full-time employees who meet eligibility requirements. Eligible employees may contribute up to 15% of their annual salary, subject to certain limitations. The Company matches contributions up to 25% of the first 6% of compensation contributed by the employee to the Plan. During 1997 and 1998, the Company contributed $68,000 and $189,000, respectively, to the Plan. Prior to 1997, the Company did not make contributions to the Plan.

                         SEACHANGE INTERNATIONAL, INC.

                     REPORT OF INDEPENDENT ACCOUNTANTS ON
                         FINANCIAL STATEMENT SCHEDULE


To the Board of Directors
of SeaChange International, Inc.

Our audits of the consolidated financial statements referred to in our report dated January 29, 1999 appearing on page F-1 of this Form 10-K also included an audit of the Financial Statement Schedule listed in Item 14 (a)(2) of this Form 10-K. In our opinion, this Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.



PricewaterhouseCoopers LLP

Boston, Massachusetts
January 29, 1999

                                                                     Schedule II

                         SEACHANGE INTERNATIONAL, INC.

                 VALUATION OF QUALIFYING ACCOUNTS AND RESERVES


                                      Balance at            Charged to
                                     beginning of            costs and            Deductions and                     Balance at end
                                        period               expenses               write-offs           Other         of period
                                 --------------------    -----------------    ---------------------  -------------  ----------------

Allowance for Doubtful Accounts:
Year ended December 31, 1996              $   40,000           $  133,000            $      -            $     -          $  173,000

Year ended December 31, 1997                 173,000              485,000                 (174,000)         75,000           559,000

Year ended December 31, 1998              $  559,000           $  497,000            $    (186,000)      $     -          $  870,000


Inventory Valuation Allowance:

Year ended December 31, 1996              $   56,200           $  693,800            $     -            $     -           $  750,000

Year ended December 31, 1997                 750,000            1,730,000               (1,076,000)        100,000         1,504,000

Year ended December 31, 1998              $1,504,000           $2,016,000            $    (919,000)     $     -           $2,601,000
