Form 10-Q
period 1999-03-31
SEACHANGE INTERNATIONAL INC
filed 1999-05-17
CIK 1019671

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                   FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 1999

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

YES [ X ]   NO  [   ]

The number of shares outstanding of the registrant's Common Stock on May 11, 1999 was 13,834,463.

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

         Consolidated Balance Sheet
         at March 31, 1999 and December 31, 1998........................... 3

         Consolidated Statement of Operations
         Three months ended March 31, 1999 and 1998........................ 4

         Consolidated Statement of Cash Flows
         Three months ended March 31, 1999 and 1998........................ 5

         Notes to Consolidated Financial Statements........................ 6-8

         Item 2. Management's Discussion and Analysis
         of Financial Condition and Results of Operations.................. 9-14

         Item 3. Quantitative and Qualitative Disclosures About
         Market Risk....................................................... 15

PART II. OTHER INFORMATION

         Item 5. Other Information......................................... 15

         Item 6. Exhibits.................................................. 15


SIGNATURES................................................................. 16

EXHIBIT INDEX.............................................................. 17

                         SEACHANGE INTERNATIONAL, INC.
                          CONSOLIDATED BALANCE SHEET
                   (in thousands, except share-related data)

                                                       March 31,   December 31,
                                                         1999          1998
                                                         ----          ----
                                                      (unaudited)
Assets
Current assets:
     Cash and cash equivalents                          $ 6,521      $ 5,115
     Accounts receivable, net of allowance
       for doubtful accounts of $1,021 at
       March 31, 1999 and $870 at December 31,
       1998                                              18,014       18,975
     Inventories                                         14,002       16,157
     Income taxes receivable                              2,117        2,117
     Prepaid expenses                                     1,725        1,701
     Deferred income taxes                                1,967        1,967
                                                       --------    ---------
         Total current assets                            44,346       46,032
     Property and equipment, net                          8,061        7,981
     Goodwill and intangibles, net                        1,094        1,197
     Other assets                                           194          176
                                                       --------    ---------
                                                       $ 53,695     $ 55,386
                                                       ========    =========


Liabilities and Stockholders' Equity
Current liabilities:
     Line of credit                                         $ -      $ 2,000
     Current portion of equipment line of credit
        and obligations under capital lease                 557          555
     Accounts payable                                    10,223       10,103
     Accrued expenses                                     3,449        3,374
     Customer deposits                                    1,611        1,704
     Deferred revenue                                     5,544        5,495
     Income taxes payable                                   490          475
                                                       --------    ---------
         Total current liabilities                       21,874       23,706
                                                       --------    ---------

      Long term equipment line of credit and
         obligations under capital lease                    887        1,027
                                                       --------    ---------

Stockholders' Equity:
Common stock, $.01 par value; 50,000,000 shares
   authorized; 13,775,852 shares and 13,736,892
   shares issued at March 31, 1999 and December 31,
   1998, respectively                                       138          138
Additional paid-in capital                               32,388       32,177
Accumulated deficit                                      (1,550)      (1,603)
Cumulative translation adjustment                           (42)         (59)
                                                       --------    ---------
         Total stockholders' equity                      30,934       30,653
                                                       --------    ---------
                                                       $ 53,695     $ 55,386
                                                       ========    =========

             The accompanying notes are an integral part of these
                      consolidated financial statements.

                         SEACHANGE INTERNATIONAL, INC.
                     CONSOLIDATED STATEMENT OF OPERATIONS
          (unaudited, in thousands, except share and per share data)

                                                    Three months ended
                                                         March 31,
                                             --------------------------------
                                                1999                 1998
                                             -----------          -----------
Revenues:
    Systems                                  $    16,924          $    14,807
    Services                                       3,719                3,362
                                             -----------          -----------
                                                  20,643               18,169
                                             -----------          -----------
Costs of revenues:
    Systems                                        9,873                8,967
    Services                                       3,373                3,043
                                             -----------          -----------
                                                  13,246               12,010
                                             -----------          -----------
Gross profit                                       7,397                6,159
                                             -----------          -----------

Operating expenses:
    Research and development                       4,120                4,003
    Selling and marketing                          1,910                1,845
    General and administrative                     1,289                1,562
    Restructuring of operations                        -                  676
                                             -----------          -----------
                                                   7,319                8,086
                                             -----------          -----------
    Income (loss) from operations                     78               (1,927)
Interest income, net                                   8                  103
                                             -----------          -----------
    Income (loss) before income taxes                 86               (1,824)
Provision (benefit) for income taxes                  33                 (709)
                                             -----------          -----------
    Net income (loss)                        $        53          $    (1,115)
                                             ===========          ===========

Basic earnings (loss) per share              $      0.00          $     (0.10)
                                             ===========          ===========
Diluted earnings (loss) per share            $      0.00          $     (0.10)
                                             ===========          ===========

Shares used in calculating:
    Basic earnings (loss) per share           13,543,809           11,579,919
                                             ===========          ===========
    Diluted earnings (loss) per share         14,025,433           11,579,919
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

                         SEACHANGE INTERNATIONAL, INC.
                     CONSOLIDATED STATEMENT OF CASH FLOWS
               INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                           (unaudited, in thousands)

                                                                      Three months ended
                                                                            March 31,
                                                                  ---------------------------
                                                                  1999                   1998
                                                                  -----                  ----
 Cash flows from operating activities
     Net income (loss)                                         $    53               $ (1,115)
     Adjustments to reconcile net income (loss)
        to net cash provided by (used in)
        operating activities:
           Depreciation and amortization                         1,037                  1,164
           Inventory valuation allowance                           288                    580
           Changes in assets and liabilities:
              Accounts receivable                                  961                   (807)
              Inventories                                        1,186                   (619)
              Prepaid expenses and other assets                    (42)                  (689)
              Accounts payable                                     137                   (819)
              Accrued expenses                                      75                    910
              Customer deposits                                    (93)                  (607)
              Deferred revenue                                      49                   (201)
              Income taxes payable                                  15                      -
                                                               --------              --------
                 Net provided by (used in)
                    operating activities                         3,666                 (2,203)
                                                               --------              --------

 Cash flows from investing activities
     Purchases of property and equipment                          (333)                  (605)
     Proceeds from sale and maturity of
        marketable securities                                        -                  2,767
     Purchases of marketable securities                              -                   (552)
                                                               --------              --------
                 Net cash provided by (used in)
                    investing activities                          (333)                 1,610
                                                               --------              --------

 Cash flows from financing activities
     Repayment of line of credit                                (2,000)                     -
     Repayment of borrowings under equipment line
        of credit                                                 (122)                     -
     Repayment of obligations under capital lease                  (16)                     -
     Proceeds from issuance of common stock                        211                      1
                                                               --------              --------
                 Net cash provided by (used in)
                    financing activities                        (1,927)                     1
                                                               --------              --------

 Net increase (decrease) in cash and cash equivalents            1,406                   (592)
 Cash and cash equivalents, beginning of period                  5,115                  2,973
                                                               --------              --------
 Cash and cash equivalents, end of period                      $ 6,521               $  2,381
                                                               ========              ========


 Supplemental disclosure of noncash activities
    Transfer of items originally classified as fixed
       assets to inventories                                   $    56               $    513

    Transfer of items originally classified as
       inventories to fixed assets                             $   737               $      -

                The accompanying notes are an integral part of
                   these consolidated financial statements.

                         SEACHANGE INTERNATIONAL, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          (unaudited; in thousands, except share and per share data)


1.   Basis of Presentation

     The accompanying unaudited consolidated financial statements include the accounts of SeaChange International, Inc. and its subsidiaries. The Company believes that the unaudited consolidated financial statements reflect all adjustments (consisting of only normal recurring adjustments), necessary for a fair presentation of the Company's financial position, results of operations and cash flows at the dates and for the periods indicated. The results of operations for the three-month period ended March 31, 1999 are not necessarily indicative of results expected for the full fiscal year or any other future periods. The unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes for the year ended December 31, 1998, included in the Company's Annual Report on Form 10-K for such fiscal year.

2.   Earnings Per Share

     For the three months ended March 31, 1998, 214,640 common shares issuable upon the exercise of stock options and 1,932,300 of unvested restricted common stock are antidilutive because the Company recorded a net loss for the period and, therefore, have been excluded from the diluted earnings per share computation.

     Below is a summary of the shares used in calculating basic and diluted earnings per share for the periods indicated:

                                                       Three months ended
                                                            March 31,
                                                   -------------------------
                                                         1999           1998
                                                   -------------------------
Weighted average number of shares outstanding      13,543,809     11,579,919
Unvested restricted common shares                     204,000              -
Dilutive stock options                                277,624              -
                                                   -------------------------
Shares used in calculating diluted earnings per
 share                                             14,025,433     11,579,919
                                                   ==========     ==========

3.   Inventories

     Inventories consist of the following:

                                                  March 31,        December 31,
                                                    1999               1998
                                         -------------------------------------
Components and assemblies                         $13,248            $14,592
Finished products                                     754              1,565
                                                  -------            -------
                                                  $14,002            $16,157
                                                  =======           ========

4.   Restructuring of Operations

     In March 1998, the Company recorded a charge of $676,000 as part of a planned consolidation of the operations of SeaChange Asia Pacific Operations Pte. Ltd. (SC Asia). The charge for restructuring included $569,000 related to the termination of 13 employees, a provision of $60,000 related to the planned vacating of premises at GSN and $47,000 of compensation expense associated with stock options for certain terminated employees. At March 31, 1998, all employees terminated in connection with such restructuring had been notified by the Company. As of December 31, 1998, the Company had paid all expenses related to the restructuring charge.

5.   Comprehensive Income

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS 130). The Company adopted SFAS 130 on January 1, 1998. SFAS 130 establishes standards for reporting comprehensive income and its components in the consolidated financial statements. For the three months ended March 31, 1999 and 1998, the Company's comprehensive income (loss) was as follows:

                                                 For the Three Months Ended
                                             ---------------------------------
                                             March 31, 1999     March 31, 1998
                                             --------------     --------------
Net income (loss)                                  $ 53            $(1,115)

Other comprehensive income (expense),
   net of tax:

   Foreign currency translation
    adjustment, net of tax of $6 and
    $37, respectively                                11                (60)
                                                  -----            -------

Other comprehensive income (expense)                 11                (60)
                                                  -----            -------

Comprehensive income (expense)                     $ 64            $(1,175)
                                                  =====           ========


6.   New Accounting Pronouncements

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133). SFAS 133 will become effective in January 2000. SFAS 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. To date the Company has not utilized derivative instruments or hedging activities and, therefore, the adoption of SFAS 133 is not expected to have a material impact on the Company's financial position or results of operations.

7.   Segment Information

     The Company has four reportable segments: digital advertising insertion, movies and broadcast systems and services. The digital advertising insertion systems segment provides products to digitally manage, store and distribute digital video for television operators and telecommunications companies. The movie systems segment comprises products to provide long-form video storage and delivery for the pay-per-view markets for the hospitality and commercial property markets. The broadcast systems segment provides products for the storage, archival, on-air playback of advertising and other video programming for the broadcast television industry. The service segment provides installation, training, product maintenance and technical support for the above systems and content which is distributed by the movie product segment. The accounting policies of the segments are the same as those described in the summary of significant accounting policies in the consolidated financial statements and related footnotes for the year ended December 31, 1998 included in the Company's Annual Report on
     Form 10-K for such fiscal year. The Company does not measure the assets allocated to the segments. The Company measures results of the segments based on the respective gross profits. There were no intersegment sales or transfers. Long-lived assets are principally located in the United States. The following summarizes the revenues and cost of revenues by reportable segment:

                                                         Three months ended March 31,
                                                         ----------------------------
                                                         1999                    1998
                                                         ----                    ----
Revenues
     Digital advertising insertion                    $12,581                 $12,691
     Movies                                             1,212                   2,116
     Broadcast                                          3,131                       -
     Services                                           3,719                   3,362
                                                      -------                 -------
                                                      $20,643                 $18,169
                                                      =======                 =======

Costs of revenues
     Digital advertising insertion                    $ 7,353                 $ 7,348
     Movies                                               685                   1,619
     Broadcast                                          1,835                       -
     Services                                           3,373                   3,043
                                                      -------                 -------
                                                      $13,246                 $12,010
                                                      =======                 =======
     The following summarizes revenues by geographic locations:
Revenues
     United States                                    $17,330                 $16,742
     Canada and South America                             856                      12
     Europe                                             1,623                     437
     Rest of world                                        834                     978
                                                      -------                 -------
                                                      $20,643                 $18,169
                                                      =======                 =======

     For the three months ended March 31, 1999 and 1998, certain customers accounted for more than 10% of the Company's revenues. Individual customers accounted for 17%, 16% and 14% of revenues in the three months ended
     March 31, 1999; and 25% and 14% in the three months ended March 31, 1998.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Factors That May Affect Future Results

     Any statements contained in this Form 10-Q that do not describe historical facts, including without limitation statements concerning expected revenues, earnings, product introductions and general market conditions, may constitute forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. Any such forward-looking statements contained herein are based on current expectations, but are subject to a number of risks and uncertainties that may cause actual results to differ materially from expectations. The factors that could cause actual future results to differ materially from current expectations include the following: the Company's ability to integrate the operations of acquired subsidiaries; fluctuations in demand for the Company's products and services; the Company's ability to manage its growth; the Company's ability to develop, market and introduce new and enhanced products and services on a timely basis; the rapid technological change which characterizes the Company's markets; the Company's significant concentration of customers; the Company's dependence on certain sole source suppliers and third-party manufacturers; the risks associated with international sales as the Company expands its markets; and the ability of the Company to compete successfully in the future. Further information on factors that could cause actual results to differ from those anticipated is detailed in various filings made by the Company from time to time with the Securities and Exchange Commission, including but not limited to, those appearing under the caption "Certain Risk Factors" in the Company's Annual Report on Form 10-K for the year ended December 31, 1998. Any forward-looking statements should be considered in light of those factors.

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

Results of Operations

Three Months Ended March 31, 1999 Compared to the Three Months Ended March 31, 1998

     Systems. The Company's systems revenues consist of sales of its digital video insertion, movie and broadcast system products. Systems revenues increased 14% from $14.8 million in the three months ended March 31, 1998 to $16.9 million in the three months ended March 31, 1999. The increased systems revenues in the three months ended March 31, 1999 compared to the three months ended March 31, 1998 resulted from the sale of $3.1 million of broadcast systems, a product introduced during the quarter ended June 30, 1998, offset in part, by a decrease in movie system revenues.

     For the three months ended March 31, 1999 and 1998, certain customers accounted for more than 10% of the Company's total revenues. Individual customers accounted for 17%, 16% and 14% of revenues in the three months ended March 31, 1999; and 25% and 14% in the three months ended March 31, 1998. The Company believes that revenues from current and future large customers will continue to represent a significant portion of total revenues.

     International sales accounted for approximately 16% and 8% of total revenues for the three months ended March 31, 1999 and 1998, respectively.
The Company expects that international sales will continue to increase as a percentage of the Company's business in the future. As of March 31, 1999, all sales of the Company's products were made in United States dollars. The Company does not expect any material change to this practice in the foreseeable future. Therefore, the Company has not experienced, nor does it expect to experience in the near term, any material impact from fluctuations in foreign currency exchange rates on its results of operations or liquidity. If this practice changes in the future, the Company will reevaluate its foreign currency exchange rate risk.

     Services. The Company's services revenues consist of fees for installation, training, product maintenance, technical support services and movie content fees. The Company's services revenues increased 11% from approximately $3.4 million in the three months ended March 31, 1998 to $3.7 million in the three months ended March 31, 1999. These increases in services revenues primarily resulted from renewals of maintenance and support contracts and the impact of a growing installed base of systems.

  Gross Profit

     Systems. Costs of systems revenues consist primarily of the cost of purchased components and subassemblies, labor and overhead relating to the final assembly and testing of complete systems and related expenses. Costs of systems revenues increased 10% from $9.0 million in the three months ended March 31, 1998 to $9.9 million in the three months ended March 31, 1999. For the three months ended March 31, 1999, the increase in cost of systems revenues primarily reflects increased material and manufacturing labor and overhead costs incurred to support increases in systems revenue and changes in the product mix, including the introduction of the broadcast products.

     Systems gross profit as a percentage of systems revenues was 41.7% and 39.4% in the three months ended March 31, 1999 and 1998, respectively. The increase in systems gross profit in 1999 was primarily due to a product mix of higher ad insertion and broadcast system sales and lower material and manufacturing costs. The gross profits in the three months ended March 31, 1999 and 1998 were impacted by increases of approximately $183,000 and $430,000,
respectively, in the Company's inventory valuation allowance.   The Company
evaluates inventory levels and expected usage on a periodic basis and provides a valuation allowance for estimated inactive, obsolete and surplus inventory.

     Services. Costs of services revenues consist primarily of labor, materials and overhead relating to the installation, training, product maintenance and technical support services provided by the Company and costs associated with providing movie content. Costs of services revenues increased 11% from approximately $3.0 million in the three months ended March 31, 1998 to $3.4 million in the three months ended March 31, 1999, primarily as a result of the costs associated with the Company hiring and training additional service personnel to provide worldwide support for the growing installed base of digital ad insertion, movie and broadcast systems and costs associated with providing movie content. Services gross profit as a percentage of services revenue remained relatively flat at 9.3% in the three months ended March 31, 1999 compared to a gross profit margin of 9.5% in the three months ended March 31, 1998.
The Company expects that it will continue to experience fluctuations in gross profit as a percentage of services revenue as a result of the timing of revenues from product and maintenance support and other services to support the growing installed base of systems and the timing of costs associated with the Company's ongoing investment required to build a service organization to support the installed base of systems and new products.

     Research and Development. Research and development expenses consist primarily of compensation of development personnel, depreciation of equipment and an allocation of related facilities expenses. Research and development expenses increased 3% from approximately $4.0 million, or 22% of total revenues in the three months ended March 31, 1998 to $4.1 million, or 20% of total revenues in the three months ended March 31, 1999. The increase in the dollar amount was primarily attributable to the hiring and contracting of additional development personnel which reflects the Company's continuing investment in new products. The Company expects that research and development expenses will continue to increase in dollar amount as the Company continues its development and support of new and existing products.

     Selling and Marketing. Selling and marketing expenses consist primarily of compensation expenses, including sales commissions, travel expenses and certain promotional expenses. Selling and marketing expenses increased 4% from approximately $1.8 million, or 10% of total revenues in the three months ended March 31, 1998 to $1.9 million, or 9% of total revenues in the three months ended March 31, 1999. The increase in the dollar amount was attributable to the hiring of additional selling and marketing personnel, increased international selling efforts and expanded promotional activities to support the broadcast products.

     General and Administrative. General and administrative expenses consist primarily of compensation of executive, finance, human resource and administrative personnel, legal and accounting services and an allocation of related facilities expenses. General and administrative expenses decreased 17% from $1.6 million, or 9% of total revenues in the three months ended March 31, 1998 to $1.3 million, or 6% of total revenues in the three months ended March 31, 1999. The decrease in the dollar amount was primarily attributable to lower payroll and related costs related to the centralization of accounting and administrative functions.


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

     Interest Income, net. Interest income, net, was approximately $8,000 and $103,000 in the three months ended March 31, 1999 and March 31, 1998, respectively. The decrease in 1999 in interest income, net, primarily resulted from a decrease in interest earned on lower invested cash balances and interest paid on borrowings.

     Provision (Benefit) for Income Taxes. The Company's effective tax rate was 38.0% and 38.9% for the three months ended March 31, 1999 and March 31, 1998, respectively .

     The Company had net deferred tax assets of $1,967,000 at March 31, 1999 and December 31, 1998. The Company has made the determination it is more likely than not that it will realize the benefits of the net deferred tax assets. As a result of the acquisition of IPC, the Company acquired deferred tax assets of $3.4 million, consisting primarily of net operating loss carryforwards.

Liquidity and Capital Resources

     Cash, cash equivalents and marketable securities increased $1.4 million from $5.1 million at December 31, 1998 to $6.5 million at March 31, 1999. Working capital increased from approximately $22.3 million at December 31, 1998 to approximately $22.5 million at March 31, 1999.

     Net cash provided by operating activities was approximately $3.7 million for the three months ended March 31,1999. Net cash used for operating activities was approximately $2.2 million for the three months ended March 31, 1998.
The net cash provided by operating activities during 1999 was the result of net income plus non-cash expenses including depreciation and amortization, the inventory valuation allowance and the changes in certain assets and liabilities. The significant net changes in assets and liabilities that provided cash from operations includes decreases in accounts receivable and inventories. The net decrease in accounts receivable in the three months ended March 31, 1999 of approximately $1.0 million is attributable to the collection of $22.8 million of customer balances, offset in part, by the increase in revenues for the quarter. The net decrease in inventories in the three months ended March 31, 1999 of approximately $1.2 million is principally attributable to the on-going efforts of the Company to reduce inventory levels and the use of previously purchased materials to meet current customer demand.

     Net cash used in investing activities was approximately $300,000 for the three months ended March 31, 1999. Net cash provided by investing activities was approximately $1.6 million in the three months ended March 31, 1998. Investment activity consisted primarily of capital expenditures related to the acquisition of computer equipment, office furniture, and other capital equipment required to support the expansion and growth of the business during the three months ended March 31, 1999.

     Net cash used in financing activities was approximately $1.9 million for the three months ended March 31, 1999. Net cash provided by financing activities was approximately $1,000 in the three months ended March 31, 1998. In the three months ended March 31, 1999, the cash used for financing activities included $2.0 million repayment of borrowings under the line of credit, offset in part, by $211,000 received in connection with the issuance of common stock pursuant to the exercise of stock options.

     The Company has a $6.0 million revolving line of credit and a $3.0 million equipment line of credit with a bank. The revolving line of credit expires in October 1999 and the equipment line of credit expires in June 1999. Borrowings under the lines of credit are secured by substantially all of the Company's assets. Loans made under the revolving line of credit generally bear interest at a rate per annum equal to the bank's base rate plus .5% (8.25 % at March 31, 1999). Loans made under the equipment loan bear interest at a rate per annum equal to the bank's base rate plus 1.0% (8.75 % at March 31, 1999). The loan agreement relating to the lines of credit requires that the Company provide the bank with certain periodic financial reports and comply with certain financial ratios including the maintenance of total liabilities, excluding deferred revenue, to net worth of at least .80 to 1.0. At March 31, 1999, the Company was in compliance with all covenants. As of March 31, 1999, the Company had borrowings outstanding of $1.2 million against the equipment line of credit.

     The Company believes that existing funds together with available borrowings under the line of credit and equipment line facility are adequate to satisfy its working capital and capital expenditure requirements for the foreseeable future.

     The Company had no material capital expenditure commitments as of March 31, 1999.

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

     Non-Information Technology Systems. The Company is conducting an assessment of its non-information technology systems (such as building security, voice mail, telephone and other systems containing embedded microprocessors) and is in the process of determining the nature and extent of any work that may be required to make any non-IT systems Year 2000 compliant. The Company has made Year 2000 compliance inquiries to the vendors of these systems, and intends to track the responses to its inquiries and have the inquiry process completed by the end of the first half of 1999.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company faces exposure to financial market risks, including adverse movements in foreign currency exchange rates and changes in interest rates. These exposures may change over time as business practices evolve and could have a material adverse impact on the Company's financial results. The Company's primary exposure has been related to local currency revenue and operating expenses in Europe and Asia. Historically, the Company has not hedged specific currency exposures as gains and losses on foreign currency transactions have not been material to date. At March 31, 1999, the Company had approximately $1.2 million outstanding related to variable rate U.S. dollar denominated short-term debt. The carrying value of these short-term borrowings approximates fair value due to the short maturities of these instruments. Assuming a hypothetical 10% adverse change in the interest rate, interest expense on these short-term borrowings would increase by approximately $10,000.

The carrying amounts reflected in the consolidated balance sheet of cash and cash equivalents, trade receivables, and trade payables approximates fair value at March 31, 1999 due to the short maturities of these instruments.

The Company maintains investment portfolio holdings of various issuers, types, and maturities. The Company's cash and marketable securities include cash equivalents, which the Company considers investments to be purchased with original maturities of three months or less given the short maturities and investment grade quality of the portfolio holdings at March 31, 1999, a sharp rise in interest rates should not have a material adverse impact on the fair value of the Company's investment portfolio. As a result, the Company does not currently hedge these interest rate exposures.



                          PART II.  OTHER INFORMATION


ITEM 5.  OTHER INFORMATION

Proposals of stockholders intended for inclusion in the proxy statement to be furnished to all stockholders entitled to vote at the next annual meeting of stockholders of the Company must be received at the Company's principal executive office not later than the close of business on January 7, 2000. The deadline for providing timely notice to the Company of matters that stockholders otherwise desire to introduce at the next annual meeting of stockholders of the Company is May 22, 2000. In order to curtail any controversy as to the date on which a proposal was received by the Company, it is suggested that the proponents submit their proposals by Certified Mail, Return Receipt Requested. All notices of proposals by stockholders should be sent to the attention of William L. Fiedler.

ITEM 6.  EXHIBITS

         (a)  Exhibits

              Exhibit 27: Financial Data Schedule (For SEC Edgar Filing Only; Intentionally Omitted)

                                  SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, SeaChange International, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

     Dated: May 14, 1999



     SEACHANGE INTERNATIONAL, INC.
     by:



     /s/ William C. Styslinger, III
     -------------------------------------------
     William C. Styslinger, III
     President, Chief Executive Officer,
     Chairman of the Board and Director



     /s/ William L. Fiedler
     -------------------------------------------
     William L. Fiedler
     Vice President, Finance and Administration,
     Chief Financial Officer and Treasurer
     (Principal Financial and Accounting Officer)

                         SEACHANGE INTERNATIONAL, INC.

                                 EXHIBIT INDEX




    Exhibit Number                     Description                         Page
    --------------                     -----------                         ----
          27         Financial Data Schedule (For SEC Edgar Filing Only;
                     Intentionally Omitted)