Form 10-Q
period 1999-06-30
SEACHANGE INTERNATIONAL INC
filed 1999-08-13
CIK 1019671

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                   FORM 10-Q

(Mark One)

  _X_       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
            OF THE SECURITIES EXCHANGE ACT OF 1934
            For the quarterly period ended June 30, 1999

                                      OR

  ___       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
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


================================================================================

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.

YES __X__  NO _______

The number of shares outstanding of the registrant's Common Stock on August 10, 1999 was 13,900,109.

================================================================================

                         SEACHANGE INTERNATIONAL, INC.

                               Table of Contents

PART I.   FINANCIAL INFORMATION                                           Page
                                                                          ----
          Item 1. Consolidated Financial Statements

          Consolidated Balance Sheet
          at June 30, 1999 and December 31, 1998..........................    3

          Consolidated Statement of Operations
          Three and Six months ended June 30, 1999 and 1998...............    4

          Consolidated Statement of Cash Flows
          Six months ended June 30, 1999 and 1998.........................    5

          Notes to Consolidated Financial Statements......................  6-8

          Item 2. Management's Discussion and Analysis
          of Financial Condition and Results of Operations................ 9-15

          Item 3. Quantitative and Qualitative Disclosures About
                  Market Risk.............................................   16

PART II.  OTHER INFORMATION

          Item 4. Submission of Matters to a Vote of Security Holders.....   16

          Item 6. Exhibits................................................   16


SIGNATURES................................................................   17

EXHIBIT INDEX.............................................................   18

                         SEACHANGE INTERNATIONAL, INC.
                          CONSOLIDATED BALANCE SHEET
                   (in thousands, except share-related data)

                                                                               June 30,          December 31,
                                                                                 1999                1998
                                                                          -----------------    ----------------
                                                                             (unaudited)
Assets
Current assets:
     Cash and cash equivalents                                            $          10,942    $          5,115
     Accounts receivable, net of allowance for doubtful accounts
       of $1,001 at June 30, 1999 and $870 at December 31, 1998                      16,828              18,975
     Inventories                                                                     12,748              16,157
     Income taxes receivable                                                          2,087               2,117
     Prepaid expenses                                                                 2,002               1,701
     Deferred income taxes                                                            1,967               1,967
                                                                          -----------------    ----------------
         Total current assets                                                        46,574              46,032
     Property and equipment, net                                                      9,303               7,981
     Goodwill and intangibles, net                                                      991               1,197
     Other assets                                                                       222                 176
                                                                          =================    ================
                                                                          $          57,090    $         55,386
                                                                          =================    ================


Liabilities and Stockholders' Equity
Current liabilities:
     Line of credit                                                       $               -    $          2,000
     Current portion of equipment line of credit and
          obligations under capital lease                                             1,028                 555
     Accounts payable                                                                10,513              10,103
     Accrued expenses                                                                 3,129               3,374
     Customer deposits                                                                2,812               1,704
     Deferred revenue                                                                 5,635               5,495
     Income taxes payable                                                               576                 475
                                                                          -----------------    ----------------
         Total current liabilities                                                   23,693              23,706
                                                                          -----------------    ----------------

      Long term equipment line of credit and
          obligations under capital lease                                             1,720               1,027
                                                                          -----------------    ----------------

Stockholders' Equity:
Common stock, $.01 par value; 50,000,000 shares authorized; 13,893,
     992 shares and 13,736,892 shares issued and outstanding at
     June 30, 1999 and December 31, 1998, respectively                                  139                 138
Additional paid-in capital                                                           32,985              32,177
Accumulated deficit                                                                  (1,393)             (1,603)
Accumulated other comprehensive income                                                  (54)                (59)
                                                                          -----------------    ----------------
         Total stockholders' equity                                                  31,677              30,653
                                                                          -----------------    ----------------
                                                                          $          57,090    $         55,386
                                                                          =================    ================

  The accompanying notes are an integral part of these financial statements.

                         SEACHANGE INTERNATIONAL, INC.
                     CONSOLIDATED STATEMENT OF OPERATIONS
          (unaudited, in thousands, except share and per share data)


                                                           Three months ended                        Six months ended
                                                                June 30,                                 June 30,
                                               ---------------------------------------     -------------------------------------
                                                     1999                 1998                  1999                 1998
                                               ------------------   ------------------     ----------------    -----------------
Revenues:
    Systems                                    $          17,443    $          13,207      $        34,367     $         28,014
    Services                                               3,890                3,373                7,609                6,735
                                               -----------------    -----------------      ---------------     ----------------
                                                          21,333               16,580               41,976               34,749
                                               -----------------    -----------------      ---------------     ----------------
Costs of revenues:
    Systems                                               10,080                8,223               19,953               17,190
    Services                                               3,514                3,108                6,887                6,151
                                               -----------------    -----------------      ---------------     ----------------
                                                          13,594               11,331               26,840               23,341
                                               -----------------    -----------------      ---------------     ----------------
Gross profit                                               7,739                5,249               15,136               11,408
                                               -----------------    -----------------      ---------------     ----------------

Operating expenses:
    Research and development                               4,274                3,900                8,394                7,903
    Selling and marketing                                  1,947                2,081                3,857                3,926
    General and administrative                             1,265                1,721                2,554                3,283
    Restructuring of operations                                -                    -                    -                  676
                                               -----------------    -----------------      ---------------     ----------------
                                                           7,486                7,702               14,805               15,788
                                               -----------------    -----------------      ---------------     ----------------
    Income (loss) from operations                            253               (2,453)                 331               (4,380)
Interest income, net                                          (1)                  76                    7                  179
                                               -----------------    -----------------      ---------------     ----------------
    Income (loss) before income taxes                        252               (2,377)                 338               (4,201)
Provision (benefit) for income taxes                          95                 (769)                 128               (1,478)
                                               =================    =================      ===============     ================
    Net income (loss)                          $             157    $          (1,608)     $           210     $         (2,723)
                                               =================    =================      ===============     ================

Basic earnings (loss) per share                $            0.01    $           (0.13)     $          0.02     $          (0.23)
                                               =================    =================      ===============     ================
Diluted earnings (loss) per share              $            0.01    $           (0.13)     $          0.01     $          (0.23)
                                               =================    =================      ===============     ================

Shares used in calculating:
    Basic earnings (loss) per share                   13,674,204           12,115,901           13,609,006           11,847,910
                                               =================    =================      ===============     ================
    Diluted earnings (loss) per share                 14,294,286           12,115,901           14,159,860           11,847,910
                                               =================    =================      ===============     ================

 The accompanying notes are an integral part of these consolidated financial statements.

                         SEACHANGE INTERNATIONAL, INC.
                     CONSOLIDATED STATEMENT OF CASH FLOWS
               INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                           (unaudited, in thousands)

                                                                                   Six months ended
                                                                                       June 30,
                                                                             1999                   1998
                                                                       -----------------     ------------------
Cash flows from operating activities
 Net income (loss)                                                     $             210     $           (2,723)
 Adjustments to reconcile net income (loss) to net cash
    provided by (used in) operating activities:
       Depreciation and amortization                                               2,034                  2,467
       Inventory valuation allowance                                                 288                    937
       Changes in assets and liabilities:
          Accounts receivable                                                      2,147                 (1,861)
          Inventories                                                              1,076                 (2,472)
          Prepaid expenses and other assets                                         (312)                (2,926)
          Accounts payable                                                           410                    922
          Accrued expenses                                                          (245)                  (153)
          Customer deposits                                                        1,108                 (1,368)
          Deferred revenue                                                           140                     45
          Income taxes payable                                                       101                    150
                                                                       -----------------     ------------------
           Net cash provided by (used in) operating activities                     6,957                 (6,982)
                                                                       -----------------     ------------------


Cash flows from investing activities
 Purchases of property and equipment                                                (769)                (1,154)
 Proceeds from sale and maturity of marketable securities                              -                  8,750
 Purchases of marketable securities                                                    -                   (902)
                                                                       -----------------     ------------------
           Net cash provided by (used in) investing activities                      (769)                 6,694
                                                                       -----------------     ------------------


Cash flows from financing activities
 Repayment of line of credit                                                      (2,000)                     -
 Borrowings under equipment line of credit                                         1,106                      -
 Repayment of borrowings under equipment line of credit                             (245)                     -
 Repayment of obligations under capital lease                                        (31)                     -
 Proceeds from issuance of common stock                                              809                    333
                                                                       -----------------     ------------------
           Net cash provided by (used in ) financing activities                     (361)                   333
                                                                       -----------------     ------------------

Net increase in cash and cash equivalents                                          5,827                     45
Cash and cash equivalents, beginning of period                                     5,115                  2,973
                                                                       -----------------     ------------------
Cash and cash equivalents, end of period                               $          10,942     $            3,018
                                                                       =================     ==================


Supplemental disclosure of noncash activities
 Transfer of items originally classified as fixed assets to
    inventories                                                        $             109     $              513

 Transfer of items originally classified as inventories to
    fixed assets                                                       $           2,154     $                -

 Equipment acquired under capital leases                               $             336     $                -

 The accompanying notes are an integral part of these consolidated financial statements.

                         SEACHANGE INTERNATIONAL, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          (unaudited; in thousands, except share and per share data)


1.   Basis of Presentation

     The accompanying unaudited consolidated financial statements include the accounts of SeaChange International, Inc. and its subsidiaries. The Company believes that the unaudited consolidated financial statements reflect all adjustments (consisting of only normal recurring adjustments), necessary for a fair presentation of the Company's financial position, results of operations and cash flows at the dates and for the periods indicated. The results of operations for the three and six month periods ended June 30, 1999 are not necessarily indicative of results expected for the full fiscal year or any other future periods. The unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes for the year ended December 31, 1998, included in the Company's Annual Report on Form 10-K for such fiscal year.

2.   Earnings Per Share

     For the three and six months ended June 30, 1998, common shares of 331,995 and 273,318, respectively, issuable upon the exercise of stock options and unvested restricted common stock of 1,424,550 and 1,678,425, respectively, are antidilutive because the Company recorded a net loss for the periods, and therefore, have been excluded from the diluted earnings per share computation.

     Below is a summary of the shares used in calculating basic and diluted earnings per share for the periods indicated:

                                                               Three months ended               Six months ended
                                                                    June 30,                        June 30,
                                                       ------------------------------     ---------------------------
                                                           1999             1998             1999            1998
                                                       ------------------------------     ----------------------------
     Weighted average number of shares outstanding         13,674,204     12,115,901       13,609,006     11,847,910
     Unvested restricted common shares                        163,200              -          183,600              -
     Dilutive stock options                                   456,882              -          367,254              -
                                                           -------------------------       -------------------------
     Shares used in calculating diluted earnings per
     share                                                 14,294,286     12,115,901       14,159,860     11,847,910
                                                           ==========     ==========       ==========     ==========

3.   Inventories

     Inventories consist of the following:

                                                                                   June 30,         December 31,
                                                                                     1999               1998
                                                                                  ----------         ----------
     Components and assemblies                                                    $   11,897         $   14,592
     Finished products                                                                   851              1,565
                                                                                  ----------         ----------
                                                                                  $   12,748         $   16,157
                                                                                  ==========         ==========

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

5.        Comprehensive Income

          For the three and six months ended June 30, 1999 and 1998, the Company's comprehensive income (loss) was as follows:

                                                                   Three months ended           Six months ended
                                                                         June 30,                   June 30,
                                                              --------------------------   ----------------------------
                                                                   1999         1998             1999          1998
                                                              --------------------------   ----------------------------
          Net income (loss)                                          $ 157     $ (1,608)         $ 210     $  (2,723)

          Other comprehensive income (expense), net of tax:
            Foreign currency translation adjustment, net
             of tax of $5,$19, $2 and $16, respectively                 (7)          35              3           (27)
                                                              --------------------------   ----------------------------

          Other comprehensive income (expense)                          (7)          35              3           (27)
                                                              --------------------------   ----------------------------

          Comprehensive income (loss)                                $ 150     $ (1,573)         $ 213      $ (2,750)
                                                                    ======       ======         ======        ======

6.        New Accounting Pronouncements

          In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133). SFAS 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. The Company will adopt SFAS 133 as required by SFAS 137, "Deferral of the Effective Date of FASB Statement No. 133", in January 2001. To date the Company has not utilized derivative instruments or hedging activities and, therefore, the adoption of SFAS 133 is not expected to have a material impact on the Company's financial position or results of operations.

7.        Segment Information

          The Company has four reportable segments: digital advertising insertion, movies systems, broadcast systems, and services. The digital advertising insertion systems segment provides products to digitally manage, store and distribute digital video for television operators and telecommunications companies. The movie systems segment comprises products to provide long-form video storage and delivery for the pay-per-view markets for the hospitality and commercial property markets. The broadcast systems segment provides products for the storage, archival, on-air playback of advertising and other video programming for the broadcast television industry. The service segment provides installation, training, product maintenance and technical support for the above systems and content which is distributed by the movie product segment. The accounting policies of the segments are the same as those described in the summary of significant accounting policies in the consolidated financial statements and related footnotes for the year ended December 31, 1998 included in the Company's Annual Report on Form 10-K for such fiscal year. The

     Company does not measure the assets allocated to the segments. The Company measures results of the segments based on the respective gross profits. There were no intersegment sales or transfers. Long-lived assets are principally located in the United States. The following summarizes the revenues and cost of revenues by reportable segment:

                                                       Three months ended June 30,             Six months ended June 30,
                                                       --------------------------              ------------------------
                                                        1999                 1998               1999               1998
                                                       -------              ------             ------             ------
          Revenues
             Digital advertising insertion             $  10,863           $  9,773           $  23,444           $ 22,464
             Movies                                        2,385              1,700               3,597              3,816
             Broadcast                                     4,195              1,734               7,326              1,734
             Services                                      3,890              3,373               7,609              6,735
                                             -------------------      -------------      --------------    ---------------
                                                       $  21,333           $ 16,580           $  41,976           $ 34,749
                                             -------------------      -------------      --------------    ---------------

          Costs of revenues
             Digital advertising insertion             $   6,411           $  6,170           $  13,764           $ 13,518
             Movies                                        1,531              1,099               2,216              2,718
             Broadcast                                     2,138                954               3,973                954
             Services                                      3,514              3,108               6,887              6,151
                                             -------------------      -------------      --------------    ---------------
                                                       $  13,594           $ 11,331           $  26,840           $ 23,341
                                             -------------------      -------------      --------------    ---------------

    The following summarizes revenues by geographic locations:

          Revenues
             United States                             $  15,436           $ 12,843           $  32,766           $ 29,585
             Canada and South America                      1,493                 35               2,349                 47
             Europe                                        3,367              1,652               4,990              2,089
             Rest of world                                 1,037              2,050               1,871              3,028

                                             -------------------      -------------      --------------    ---------------
                                                       $  21,333           $ 16,580           $  41,976           $ 34,749
                                             -------------------      -------------      --------------    ---------------

     For the three and six months ended June 30, 1999 and 1998, certain customers accounted for more than 10% of the Company's revenues. Individual customers accounted for 27% and 10% of revenues in the three months ended June 30, 1999, 18% and 13% in the three months ended June 30, 1998, 22% and 13% in the six months ended June 30, 1999 and 22% and 13% in the six months ended June 30, 1998.

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

Results of Operations

Three Months Ended June 30, 1999 Compared to the Three Months Ended June 30,
1998

     Systems. The Company's systems revenues consist of sales of its digital ad insertion, movie and broadcast system products. Systems revenues increased 32% from $13.2 million in the three months ended June 30, 1998 to $17.4 million in the three months ended June 30, 1999. The increased systems revenues in the three months ended June 30, 1999 resulted primarily from higher sales of broadcast systems, $4.2 million for the three months ended June 30, 1999 compared to $1.7 million for the three months ended June 30, 1998. These broadcast systems were introduced during the quarter ended June 30, 1998. In addition, digital ad insertion and movie system revenues increased $1.1 million and $700,000, respectively, in the three months ended June 30, 1999 as compared to the three months ended June 30, 1998.

     For the three months ended June 30, 1999 and 1998, certain customers accounted for more than 10% of the Company's total revenues. Individual customers accounted for 27% and 10% of revenues in the three months ended June 30, 1999 and 18% and 13% in the three months ended June 30, 1998. The Company believes that revenues from current and future large customers will continue to represent a significant portion of total revenues.

     International sales accounted for approximately 28% and 23% of total revenues for the three months ended June 30, 1999 and 1998, respectively. The Company expects that international sales will remain a significant portion of revenues of the Company in the future. As of June 30, 1999, all sales of the Company's products were made in United States dollars. Therefore, the Company has not experienced, nor does it expect to experience in the near term, any material impact from fluctuations in foreign currency exchange rates on its results of operations or liquidity. If this practice changes in the future, the Company will reevaluate its foreign currency exchange rate risk.

     Services. The Company's services revenues consist of fees for installation, training, product maintenance, technical support services and movie content fees. The Company's services revenues increased 15% from approximately $3.4 million in the three months ended June 30, 1998 to $3.9 million in the three months ended June 30, 1999. The increase in services revenues primarily resulted from renewals of maintenance and support contracts and the impact of a growing installed base of systems.

     Gross Profit

     Systems. Costs of systems revenues consist primarily of the cost of purchased components and subassemblies, labor and overhead relating to the final assembly and testing of complete systems and related expenses. Costs of systems revenues increased 23% from $8.2 million in the three months ended June 30, 1998 to $10.1 million in the three months ended June 30, 1999. For the three months ended June 30, 1999, the increase in cost of systems revenues primarily is the result of higher systems revenues and changes in the product mix.

     Systems gross profit as a percentage of systems revenues was 42.2% and 37.7% in the three months ended June 30, 1999 and 1998, respectively. The increase in systems gross profit in 1999 was primarily due to higher systems revenue and lower material and manufacturing costs. The gross profits in the three months ended June 30, 1999 and 1998 were impacted by increases of approximately $ - and $310,000, respectively, in the Company's inventory
valuation allowance.   The Company evaluates inventory levels and expected usage
on a periodic basis and provides a valuation allowance for estimated inactive, obsolete and surplus inventory.

     Services. Costs of services revenues consist primarily of labor, materials and overhead relating to the installation, training, product maintenance and technical support services provided by the Company and costs associated with providing movie content. Costs of services revenues increased 13% from approximately $3.1 million in the three months ended June 30, 1998 to $3.5 million in the three months ended June 30, 1999, primarily as a result of higher service revenues and the costs associated with the Company hiring and training additional service personnel to provide worldwide support for the growing installed base of digital ad insertion, movie and broadcast systems. Services gross profit as a percentage of services revenue increased to 9.7% in the three months ended June 30, 1999 compared to a gross profit margin of 7.9% in the three months ended

June 30, 1998. The Company expects that it will continue to experience fluctuations in gross profit as a percentage of services revenue as a result of the timing of revenues from product maintenance and technical support and other services to support the growing installed base of systems and the timing of costs associated with the Company's ongoing investment required to build a service organization to support the installed base of systems and new products.

     Research and Development. Research and development expenses consist primarily of compensation of development personnel, depreciation of equipment and an allocation of related facilities expenses. Research and development expenses increased 10% from approximately $3.9 million, or 24% of total revenues in the three months ended June 30, 1998 to $4.3 million, or 20% of total revenues in the three months ended June 30, 1999. The increase in the dollar amount was primarily attributable to the continuing investment in development personnel which reflects the Company's commitment to the development of new technology. The Company expects that research and development expenses will continue to increase in dollar amount as the Company continues its development and support of new and existing products.

     Selling and Marketing. Selling and marketing expenses consist primarily of compensation expenses, including sales commissions, travel expenses and certain promotional expenses. Selling and marketing expenses decreased 6% from approximately $2.1 million, or 13% of total revenues in the three months ended June 30, 1998 to $1.9 million, or 9% of total revenues in the three months ended June 30, 1999. The decrease in the dollar amount was attributable to the initial promotional activities incurred in the quarter ended June 30, 1998 to support the introduction of the Company's new broadcast products.

     General and Administrative. General and administrative expenses consist primarily of compensation of executive, finance, human resource and administrative personnel, legal and accounting services and an allocation of related facilities expenses. General and administrative expenses decreased 27% from $1.7 million, or 10% of total revenues in the three months ended June 30, 1998 to $1.3 million, or 6% of total revenues in the three months ended June 30, 1999. The decrease in the dollar amount was primarily attributable to lower payroll and related costs related to planned cost reduction measures.

     Interest Income, net. Interest income, net, was approximately ($1,000) and $76,000 in the three months ended June 30, 1999 and June 30, 1998, respectively. The decrease in 1999 in interest income, net, primarily resulted from interest paid on borrowings, offset in part, by interest earned on invested balances.

     Provision (Benefit) for Income Taxes. The Company's effective tax rate was 38% and 32% for the three months ended June 30, 1999 and June 30, 1998, respectively. The provision for income taxes in the three months ended June 30, 1999 was the result of an increase in taxable income offset by the Company's expected utilization in 1999 of previously generated net operating loss carry forwards.

     The Company had net deferred tax assets of $1,967,000 at June 30, 1999 and December 31, 1998. The Company has made the determination it is more likely than not that it will realize the benefits of the net deferred tax assets. As a result of the acquisition of IPC in December 1997, the Company acquired deferred tax assets of $3.4 million, consisting primarily of net operating loss carry forwards.


Six Months Ended June 30, 1999 Compared to the Six Months Ended June 30, 1998

     Systems. Systems revenues increased 23% from $28.0 million in the six months ended June 30, 1998 to $34.4 million in the six months ended June 30, 1999. The increased systems revenues in the six months ended June 30, 1999 resulted primarily from higher sales of broadcast systems, $7.3 million for the six months ended June 30, 1999 compared to $1.7 million for the six months ended June 30, 1998. These broadcast systems were introduced during the quarter ended June 30, 1998. In addition, digital ad insertion system revenues increased $1.0 million and movie system revenues decreased $200,000 in the six months ended June 30, 1999 as compared to the six months ended June 30, 1998.

     For the six months ended June 30, 1999 and 1998, certain customers accounted for more than 10% of the Company's total revenues. Individual customers accounted for 22% and 13% of revenues in the six months ended

June 30, 1999 and 1998. The Company believes that revenues from current and future large customers will continue to represent a significant portion of total revenues.

     International sales accounted for approximately 22% and 15% of total revenues for the six months ended June 30, 1999 and 1998, respectively. The Company expects that international sales will remain a significant portion of revenues of the Company in the future. As of June 30, 1999, all sales of the Company's products were made in United States dollars. Therefore, the Company has not experienced, nor does it expect to experience in the near term, any material impact from fluctuations in foreign currency exchange rates on its results of operations or liquidity. If this practice changes in the future, the Company will reevaluate its foreign currency exchange rate risk.

     Services. The Company's services revenues increased 13% from approximately $6.7 million in the six months ended June 30, 1998 to $7.6 million in the six months ended June 30, 1999. These increases in services revenues primarily resulted from renewals of maintenance and support contracts and the impact of a growing installed base of systems.

     Gross Profit

     Systems. Costs of systems revenues increased 16% from $17.2 million in the six months ended June 30, 1998 to $20.0 million in the six months ended June 30, 1999. For the six months ended June 30, 1999, the increase in cost of systems revenues primarily is the result of higher systems revenues and changes in the product mix.

     Systems gross profit as a percentage of systems revenues was 41.9% and 38.6% in the six months ended June 30, 1999 and 1998, respectively. The increase in systems gross profit in 1999 was primarily due to higher systems revenue and lower material and manufacturing costs. The gross profits in the six months ended June 30, 1999 and 1998 were impacted by increases of approximately $288,000 and $937,000, respectively, in the Company's inventory valuation allowance. The Company evaluates inventory levels and expected usage on a periodic basis and provides a valuation allowance for estimated inactive, obsolete and surplus inventory.

     Services. Costs of services revenues increased 12% from approximately $6.2 million in the six months ended June 30, 1998 to $6.9 million in the six months ended June 30, 1999, primarily as a result of higher service revenues and the costs associated with the Company hiring and training additional service personnel to provide worldwide support for the growing installed base of digital ad insertion, movie and broadcast systems. Services gross profit as a percentage of services revenue increased to 9.5% in the six months ended June 30, 1999 compared to a gross profit margin of 8.7% in the six months ended June 30, 1998. The Company expects that it will continue to experience fluctuations in gross profit as a percentage of services revenue as a result of the timing of revenues from product and maintenance support and other services to support the growing installed base of systems and the timing of costs associated with the Company's ongoing investment required to build a service organization to support the installed base of systems and new products.

     Research and Development. Research and development expenses increased 6% from approximately $7.9 million, or 23% of total revenues in the six months ended June 30, 1998 to $8.4 million, or 20% of total revenues in the six months ended June 30, 1999. The increase in the dollar amount was primarily attributable to the continuing investment in development personnel which reflects the Company's commitment to the development of new technology. The Company expects that research and development expenses will continue to increase in dollar amount as the Company continues its development and support of new and existing products.

     Selling and Marketing. Selling and marketing expenses remained flat at $3.9 million, or 11% and 9% of total revenues in the six months ended June 30, 1998 and 1999, respectively.

     General and Administrative. General and administrative expenses decreased 22% from $3.3 million, or 9% of total revenues in the six months ended June 30, 1998 to $2.6 million, or 6% of total revenues in the six months ended June 30, 1999. The decrease in the dollar amount was primarily attributable to lower payroll and related costs related to planned cost reduction measures.

     Restructuring of Operations. In March 1998, the Company recorded a charge of $676,000 for the restructuring of operations as part of a planned consolidation of the operations of SeaChange Asia Pacific Operations Pte. Ltd. (SC Asia). The charge for restructuring included $569,000 related to the termination of 13 employees, a provision of $60,000 related to the planned vacating of premises and $47,000 of compensation expense associated with stock options for certain terminated employees. At March 31, 1998, the Company had notified all terminated employees. All restructuring charges were paid as of December 31, 1998.

     Interest Income, net. Interest income, net, was approximately $7,000 and $179,000 in the six months ended June 30, 1999 and June 30, 1998, respectively. The decrease in 1999 in interest income, net, primarily resulted from interest paid on borrowings, offset in part, by interest earned on lower invested balances.

     Provision (Benefit) for Income Taxes. The Company's effective tax rate was 38% and 35% for the six months ended June 30, 1999 and June 30, 1998, respectively. The provision for income taxes in the six months ended June 30, 1999 was the result of an increase in taxable income offset by the Company's expected utilization in 1999 of previously generated net operating loss carry forwards.

Liquidity and Capital Resources

   Cash and cash equivalents increased $5.8 million from $5.1 million at December 31, 1998 to $10.9 million at June 30, 1999. Working capital increased from approximately $22.3 million at December 31, 1998 to approximately $22.9 million at June 30, 1999.

   Net cash provided by operating activities was approximately $7.0 million for the six months ended June 30, 1999, an increase of approximately $14.0 million from the same period in 1998. The net cash provided by operating activities during 1999 was the result of net income plus non-cash expenses including depreciation and amortization, the inventory valuation allowance and the changes in certain assets and liabilities. The significant net changes in assets and liabilities that provided cash from operations includes decreases in accounts receivable and inventories. The net decrease in accounts receivable in the six months ended June 30, 1999 of approximately $2.1 million is attributable to the collection of $47.4 million of customer balances, offset by the increase in revenues for the year. The net decrease in inventories in the six months ended June 30, 1999 of approximately $1.1 million is principally attributable to the on-going efforts of the Company to reduce inventory levels and the use of previously purchased materials to meet current customer demand.

   Net cash used in investing activities was approximately $800,000 for the six months ended June 30, 1999. Net cash provided by investing activities was approximately $6.7 million in the six months ended June 30, 1998. Investment activity consisted primarily of capital expenditures related to the acquisition of computer equipment, office furniture, and other capital equipment required to support the expansion and growth of the business during the six months ended June 30, 1999.

   Net cash used in financing activities was approximately $400,000 for the six months ended June 30, 1999. Net cash provided by financing activities was approximately $333,000 in the six months ended June 30, 1998. In the six months ended June 30, 1999, the cash used for financing activities included $2.0 million repayment of borrowings under the line of credit, offset in part, by a $1.1 million draw-down under an equipment line of credit with a bank and $800,000 received in connection with the issuance of common stock pursuant to the exercise of stock options and the Company's stock purchase plan.

   The Company has a $6.0 million revolving line of credit and had a $3.0 million equipment line of credit with a bank. The revolving line of credit expires in October 1999 and the equipment line of credit expired in June 1999. Borrowings under the lines of credit are secured by substantially all of the Company's assets. Loans made under the revolving line of credit generally bear interest at a rate per annum equal to the bank's base rate plus .5% (8.50 % at June 30, 1999). Loans made under the equipment loan bear interest at a rate per annum equal to the bank's base rate plus 1.0% (9.00 % at June 30, 1999). The loan agreement relating to the lines of credit requires that the Company provide the bank with certain periodic financial reports and comply with certain financial ratios including the maintenance of total liabilities, excluding deferred revenue, to net worth of at least .80 to 1.0. At June 30, 1999, the Company was in compliance with all covenants. As of June 30, 1999, the Company had borrowings outstanding of $2.1 million against the equipment line of credit.

   The Company believes that existing funds together with available borrowings under the line of credit and equipment line facility are adequate to satisfy its working capital and capital expenditure requirements for the foreseeable future.

   The Company had no material capital expenditure commitments as of June 30, 1999.

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

     Information Technology Systems. The Company's critical internal information technology ("IT") systems consist of its Electronic Mail system, Corporate Communications system, Manufacturing database, desktop and file management systems, Software Development tools and I/S Management tools. The Company also uses a Call Center Management software tool for use in the Company's customer service department. The Company has contacted the vendors of these systems and obtained assurances that these IT systems are currently in material Year 2000 compliance. The Company continues to upgrade older versions of these systems that may not be compliant and intends to finish these upgrades to achieve material Year 2000 compliance. The Company is in the process of obtaining written statements confirming such compliance from these vendors. The Company is still in the process of evaluating other areas of its existing internal IT systems at this time and will seek further assurances from its vendors as necessary. The Company is testing its critical IT systems during 1999. The Company intends to evaluate the need for contingency plans for these internal IT systems given the assurances of compliance the Company has received for these systems. While the Company will work diligently with all of its IT system providers, there is no guarantee that these IT systems providers will meet Year 2000 compliance. The failure of any such IT system to be Year 2000 compliant could have a negative effect on the business activities of the Company.

     Non-Information Technology Systems. The Company is conducting an assessment of its non-information technology systems (such as building security, voice mail, telephone and other systems containing embedded microprocessors) and is in the process of determining the nature and extent of any work that may be required to make any non-IT systems Year 2000 compliant. The Company has made Year 2000 compliance inquiries to the vendors of these systems, and intends to track the responses to its inquiries and have the inquiry process completed by the end of the third quarter of 1999.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company faces exposure to financial market risks, including adverse movements in foreign currency exchange rates and changes in interest rates. These exposures may change over time as business practices evolve and could have a material adverse impact on the Company's financial results. The Company's primary exposure has been related to local currency revenue and operating expenses in Europe and Asia. Historically, the Company has not hedged specific currency exposures as gains and losses on foreign currency transactions have not been material to date. At June 30, 1999, the Company had approximately $2.1 million outstanding related to variable rate U.S. dollar denominated short-term debt. The carrying value of these short-term borrowings approximates fair value due to the short maturities of these instruments. Assuming a hypothetical 10% adverse change in the interest rate, interest expense on these short-term borrowings would increase by approximately $20,000 per year.

The carrying amounts reflected in the consolidated balance sheet of cash and cash equivalents, trade receivables, and trade payables approximates fair value at June 30, 1999 due to the short maturities of these instruments.

The Company maintains investment portfolio holdings of various issuers, types, and maturities. The Company's cash and marketable securities include cash equivalents, which the Company considers investments to be purchased with original maturities of three months or less given the short maturities and investment grade quality of the portfolio holdings at June 30, 1999, a sharp rise in interest rates should not have a material adverse impact on the fair value of the Company's investment portfolio. As a result, the Company does not currently hedge these interest rate exposures.


                          PART II.  OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The annual meeting of the security holders of the Company was held on June 17, 1999. The following persons were elected as directors of the Company:

Nominee             Total Votes for Nominee    Total Votes Withheld for Nominee
-------             -----------------------    --------------------------------

Paul H. Saunders           11,074,908                   379,112

Carmine Vona               11,366,638                    87,382

In addition, after the annual meeting, the following persons continued to serve as directors of the Company: William C. Styslinger, III, Martin R. Hoffmann, and Edward J. McGrath.

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

Dated: August 13, 1999



SEACHANGE INTERNATIONAL, INC.


By: /s/ William C. Styslinger, III
----------------------------------
William C. Styslinger, III
President, Chief Executive Officer,
Chairman of the Board and Director


By: /s/ William L. Fiedler
----------------------------------
William L. Fiedler
Vice President, Finance and Administration,
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

                         SEACHANGE INTERNATIONAL, INC.

                                 EXHIBIT INDEX


Exhibit Number                      Description                             Page
--------------                      -----------                             ----

       27           Financial Data Schedule (For SEC Edgar Filing Only;
                    Intentionally Omitted)