Form 10-Q
period 1999-09-30
SEACHANGE INTERNATIONAL INC
filed 1999-11-12
CIK 1019671

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(Mark One)

    X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
   ---      OF THE SECURITIES EXCHANGE ACT OF 1934
            For the quarterly period ended September 30, 1999

                                       OR

   ---      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
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

YES    X   NO
    ------    -------

The number of shares outstanding of the registrant's Common Stock on November
9, 1999 was 13,952,463.
--------------------------------------------------------------------------------

                         SEACHANGE INTERNATIONAL, INC.

                               TABLE OF CONTENTS




PART I.    FINANCIAL INFORMATION                                           PAGE
                                                                           ----

           Item 1. Consolidated Financial Statements

           Consolidated Balance Sheet
           at September 30, 1999 and December 31, 1998....................    3

           Consolidated Statement of Operations
           Three and Nine months ended September 30, 1999 and 1998........    4

           Consolidated Statement of Cash Flows
           Nine months ended September 30, 1999 and 1998..................    5

           Notes to Consolidated Financial Statements.....................  6-8

           Item 2. Management's Discussion and Analysis
           of Financial Condition and Results of Operations............... 9-15

           Item 3. Quantitative and Qualitative Disclosures
                   About Market Risk......................................   16

PART II.   OTHER INFORMATION

           Item 6. Exhibits...............................................   16


SIGNATURES................................................................   17

EXHIBIT INDEX.............................................................   18

                          SEACHANGE INTERNATIONAL, INC.
                           CONSOLIDATED BALANCE SHEET
                    (in thousands, except share-related data)

                                                                                  September 30,         December 31,
                                                                                      1999                 1998
                                                                                ------------------   -----------------
                                                                                   (unaudited)
Assets
Current assets:
     Cash and cash equivalents                                                            $ 9,333            $ 5,115
     Accounts receivable, net of allowance for doubtful accounts
       of $1,024 at September 30, 1999 and $870 at December 31, 1998                       19,483             18,975
     Inventories                                                                           13,320             16,157
     Income taxes receivable                                                                  544              2,117
     Prepaid expenses                                                                       1,576              1,701
     Deferred income taxes                                                                  1,967              1,967
                                                                                       ----------          ---------
         Total current assets                                                              46,223             46,032
     Property and equipment, net                                                           10,018              7,981
     Goodwill and intangibles, net                                                            888              1,197
     Other assets                                                                             216                176
                                                                                       ----------          ---------
                                                                                          $57,345            $55,386
                                                                                       ==========          =========


Liabilities and Stockholders' Equity
Current liabilities:
     Line of credit                                                                       $     -            $ 2,000
     Current portion of equipment line of credit and
          obligations under capital lease                                                   1,037                555
     Accounts payable                                                                      11,474             10,103
     Accrued expenses                                                                       3,073              3,374
     Customer deposits                                                                      2,136              1,704
     Deferred revenue                                                                       5,152              5,495
     Income taxes payable                                                                     808                475
                                                                                       ----------          ---------
         Total current liabilities                                                         23,680             23,706
                                                                                       ----------          ---------

      Long term equipment line of credit and
          obligations under capital lease                                                   1,492              1,027
                                                                                       ----------          ---------

Stockholders' Equity:
Common stock, $.01 par value; 50,000,000 shares authorized; 13,908,306 shares and 13,736,892 shares issued and outstanding at September 30, 1999
     and December 31, 1998, respectively                                                      139                138
Additional paid-in capital                                                                 33,106             32,177
Accumulated deficit                                                                        (1,019)            (1,603)
Accumulated other comprehensive income                                                        (53)               (59)
                                                                                       ----------          ---------
         Total stockholders' equity                                                        32,173             30,653
                                                                                       ----------          ---------
                                                                                          $57,345            $55,386
                                                                                       ==========          =========

   The accompanying notes are integral part of these consolidated financial statements.

                          SEACHANGE INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
           (unaudited, in thousands, except share and per share data)


                                                       Three months ended             Nine months ended
                                                          September 30,                 September 30,
                                                 -----------------------------------------------------------
                                                     1999           1998            1999            1998
                                                 -------------   -------------   ------------   ------------

Revenues:
    Systems                                       $    17,507     $    14,240    $    51,874    $    42,254
    Services                                            3,934           3,548         11,543         10,283
                                                 -------------   -------------   ------------   ------------
                                                       21,441          17,788         63,417         52,537
                                                 -------------   -------------   ------------   ------------
Costs of revenues:
    Systems                                             9,895           8,897         29,848         26,087
    Services                                            3,677           3,755         10,564          9,906
                                                 -------------   -------------   ------------   ------------
                                                       13,572          12,652         40,412         35,993
                                                 -------------   -------------   ------------   ------------
Gross profit                                            7,869           5,136         23,005         16,544
                                                 -------------   -------------   ------------   ------------

Operating expenses:
    Research and development                            3,979           3,897         12,373         11,800
    Selling and marketing                               2,061           1,928          5,918          5,854
    General and administrative                          1,208           1,174          3,762          4,457
    Restructuring of operations                             -               -              -            676
                                                 -------------   -------------   ------------   ------------
                                                        7,248           6,999         22,053         22,787
                                                 -------------   -------------   ------------   ------------
    Income (loss) from operations                         621          (1,863)           952         (6,243)
Interest income, net                                      (16)             20             (9)           199
                                                 -------------   -------------   ------------   ------------
    Income (loss) before income taxes                     605          (1,843)           943         (6,044)
Provision (benefit) for income taxes                      231            (770)           359         (2,248)
                                                 -------------   -------------   ------------   ------------
    Net income (loss)                             $       374     $    (1,073)   $       584    $    (3,796)
                                                 =============   =============   ============   ============

Basic and diluted earnings (loss) per share       $      0.03     $    (0.08)    $     0.04     $    (0.31)
                                                 =============   =============   ============   ============

Shares used in calculating:
    Basic earnings (loss) per share                13,788,828      12,917,766     13,668,947     12,204,529
                                                 =============   =============   ============   ============
    Diluted earnings (loss) per share              14,616,752      12,917,766     14,312,157     12,204,529
                                                 =============   =============   ============   ============


  The accompanying notes are an integral part of these consolidated financial statements.

                          SEACHANGE INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                            (unaudited, in thousands)



                                                                              Nine months ended
                                                                                September 30,
                                                                            1999            1998
                                                                       -------------    -----------

 Cash flows from operating activities
     Net income (loss)                                                      $   584       $ (3,796)
     Adjustments to reconcile net income (loss) to net cash
        provided by (used in) operating activities:
           Depreciation and amortization                                      2,977          3,376
           Inventory valuation allowance                                        558            970
           Other                                                                  -             47
           Changes in assets and liabilities:
              Accounts receivable                                              (508)        (1,527)
              Inventories                                                      (188)        (5,249)
              Prepaid expenses and other assets                               1,663         (3,442)
              Accounts payable                                                1,371          3,183
              Accrued expenses                                                 (301)           166
              Customer deposits                                                 432           (705)
              Deferred revenue                                                 (343)           159
              Income taxes payable                                              333            107
                                                                       -------------    -----------
                  Net provided by (used in) operating activities              6,578         (6,711)
                                                                       -------------    -----------


 Cash flows from investing activities
     Purchases of property and equipment                                     (1,902)        (1,897)
     Proceeds from sale and maturity of marketable securities                     -         10,212
     Purchases of marketable securities                                           -           (902)
                                                                       -------------    -----------
                  Net cash provided by (used in) investing activities        (1,902)         7,413
                                                                       -------------    -----------


 Cash flows from financing activities
     Repayment of line of credit                                             (2,000)             -
     Borrowings under equipment line of credit                                1,106              -
     Repayment of borrowings under equipment line of credit                    (245)             -
     Repayment of obligations under capital lease                              (250)             -
     Proceeds from issuance of common stock                                     931            713
                                                                       -------------    -----------
                  Net cash provided by (used in) financing activities          (458)           713
                                                                       -------------    -----------

 Net increase in cash and cash equivalents                                    4,218          1,415
 Cash and cash equivalents, beginning of period                               5,115          2,973
                                                                       -------------    -----------
 Cash and cash equivalents, end of period                                   $ 9,333       $  4,388
                                                                       =============    ===========


 Supplemental disclosure of noncash activities
    Transfer of items originally classified as fixed assets to
       inventories                                                          $   109       $    513

    Transfer of items originally classified as inventories to
       fixed assets                                                         $ 2,576       $    584

    Equipment acquired under capital leases                                 $   336       $      -



  The accompanying notes are an integral part of these consolidated financial statements.

                          SEACHANGE INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           (UNAUDITED; IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)



1.   BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements include the accounts of SeaChange International, Inc. and its subsidiaries. The Company believes that the unaudited consolidated financial statements reflect all adjustments (consisting of only normal recurring adjustments), necessary for a fair presentation of the Company's financial position, results of operations and cash flows at the dates and for the periods indicated. The results of operations for the three and nine month periods ended September 30, 1999 are not necessarily indicative of results expected for the full fiscal year or any other future periods. The unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes for the year ended December 31, 1998, included in the Company's Annual Report on Form 10-K for such fiscal year.

2.  EARNINGS PER SHARE

     For the three and nine months ended September 30, 1998, common shares of 227,388 and 258,008, respectively, issuable upon the exercise of stock options and unvested restricted common stock of 755,550 and 1,370,800, respectively, are antidilutive because the Company recorded a net loss for the periods, and therefore, have been excluded from the diluted earnings per share computation.

     Below is a summary of the shares used in calculating basic and diluted earnings per share for the periods indicated:

                                                              Three months ended              Nine months ended
                                                                 September 30,                  September 30,
                                                       ------------------------------------------------------------
                                                            1999            1998            1999            1998
                                                       ------------------------------------------------------------

Weighted average number of shares outstanding             13,788,828     12,917,766       13,668,947     12,204,529
Unvested restricted common shares                            105,750              -          157,650              -
Dilutive stock options                                       722,174              -          485,560              -
                                                       ------------------------------------------------------------
Shares used in calculating diluted earnings per
 share                                                    14,616,752     12,917,766       14,312,157     12,204,529
                                                       ==============   ============     ============   ===========

3.   INVENTORIES

     Inventories consist of the following:

                                                                                  September 30,      December 31,
                                                                                     1999               1998
                                                                            --------------------------------------

     Components and assemblies                                                      $11,987            $14,592
     Finished products                                                                1,333              1,565
                                                                            --------------------------------------
                                                                                    $13,320            $16,157
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

5.  COMPREHENSIVE INCOME

     For the three and nine months ended September 30, 1999 and 1998, the Company's comprehensive income (loss) was as follows:

                                                           THREE MONTHS ENDED         NINE MONTHS ENDED
                                                              SEPTEMBER 30,              SEPTEMBER 30,
                                                     --------------------------------------------------------
                                                           1999         1998          1999          1998
                                                     --------------------------------------------------------
Net income (loss)                                         $ 374      $(1,073)        $ 584       $(3,796)
Other comprehensive income (expense), net of tax:
   Foreign currency translation adjustment, net
    of tax of $-, $42, $2 and $53, respectively               1          (59)            4           (91)
                                                     --------------------------------------------------------




Other comprehensive income (expense)                          1          (59)            4           (91)
                                                     --------------------------------------------------------

Comprehensive income (loss)                               $ 375      $(1,132)        $ 588       $(3,887)
                                                          ======     =======         =====       =======


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

7.   SEGMENT INFORMATION


     The Company has five reportable segments: digital advertising insertion systems, movies systems, broadcast systems, video on demand systems and services. The digital advertising insertion systems segment provides products to digitally manage, store and distribute digital video for television operators and telecommunications companies. The movie systems segment comprises products to provide long-form video storage and delivery for the pay-per-view markets for the hospitality and commercial property markets. The broadcast systems segment provides products for the storage, archival, on-air playback of advertising and other video programming for the broadcast television industry. The video on demand systems segment comprises products to provide long-form video storage and delivery for television operators and telecommunication companies for the residential market. The service segment provides installation, training, product maintenance and technical support for the above systems and content which is distributed by the movie product segment. The accounting policies of the segments are the same as those described in the summary of significant accounting policies in the consolidated financial statements and related footnotes for the year ended December 31, 1998 included in the Company's Annual Report on Form 10-K for such fiscal year. The Company does not measure the assets allocated to the segments. The Company measures results of the segments based on the respective gross profits. There were no intersegment sales or transfers. Long-lived assets are principally located in the United States. The following summarizes the revenues and cost of revenues by reportable segment:

                                                  Three months ended September 30,   Nine months ended September 30,
                                                  --------------------------------   -------------------------------
                                                        1999            1998               1999           1998
                                                    ------------     ---------          ----------     ----------
Revenues
     Digital advertising insertion                       $10,713       $10,841             $34,157        $33,305
     Movies                                                1,531         1,921               5,128          5,737
     Broadcast                                             4,859         1,478              12,185          3,212
     Video on Demand                                         404             -                 404              -
     Services                                              3,934         3,548              11,543         10,283
                                                    ------------     ---------          ----------     ----------
                                                         $21,441       $17,788             $63,417        $52,537
                                                    ------------     ---------          ----------     ----------

Costs of revenues
     Digital advertising insertion                       $ 5,889       $ 6,581             $19,653        $20,099
     Movies                                                  846         1,411               3,062          4,129
     Broadcast                                             2,871           905               6,844          1,859
     Video on Demand                                         289             -                 289              -
     Services                                              3,677         3,755              10,564          9,906
                                                    ------------     ---------          ----------     ----------
                                                         $13,572       $12,652             $40,412        $35,993
                                                    ------------     ---------          ----------     ----------

The following summarizes revenues by geographic locations:


Revenues
     United States                                       $15,117       $16,755             $47,883        $46,340
     Canada and South America                              1,993           372               4,342            419
     Europe                                                3,385           123               8,375          2,212
     Rest of world                                           946           538               2,817          3,566
                                                    ------------     ---------          ----------     ----------
                                                         $21,441       $17,788             $63,417        $52,537
                                                    ------------     ---------          ----------     ----------


    No customers accounted for more than 10% of revenues in the three months
    ended September 30, 1999.   Individual customers accounted for 43% of
    revenues in the three months ended September 30, 1998, 17% and 12% in the nine months ended September 30, 1999 and 29% and 12% in the nine months ended September 30, 1998.

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

OVERVIEW

     The Company develops, markets, licenses and sells digital advertising insertion, movie, broadcast and video on demand systems and related services and movie content to television operators, telecommunications companies, the hospitality and commercial property markets and broadcast television companies. Revenues from systems sales are recognized upon shipment provided that there are no uncertainties regarding customer acceptance and collection of the related receivables is probable. If such uncertainties exist, such as performance criteria beyond the Company's standard terms and conditions, revenue is recognized upon customer acceptance. Installation and training revenue is deferred and recognized as these services are performed. Revenue from technical support and maintenance contracts is deferred and recognized ratably over the period of the related agreements, generally twelve months. Customers are billed for installation, training and maintenance at the time of the product sale. Revenue from content fees, primarily movies, is recognized in the period earned based on noncancelable agreements.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1998

     Systems. The Company's systems revenues consist of sales of its digital ad insertion, movie, broadcast and video on demand system products. Systems revenues increased 23% from $14.2 million in the three months ended September 30, 1998 to $17.5 million in the three months ended September 30, 1999. The increased systems revenues in the three months ended September 30, 1999 resulted primarily from significantly higher levels of broadcast system revenues ( $4.9 million compared to $1.5 million of broadcast system sales in the three months
ended September 30, 1999 and 1998, respectively).   In addition, the Company had
revenues of $400,000 related to a first-time sale of a residential video on demand system during the quarter ended September 30, 1999. These increases in system sales were offset by a modest decrease in digital ad insertion and movie system revenues of $100,000 and $400,000, respectively, in the three months ended September 30, 1999 as compared to the three months ended September 30, 1998.

     For the three months ended September 30, 1999 no customers accounted for more than 10% of the Company's total revenues. Individual customers accounted for 43% of revenues in the three months ended September 30, 1998. The Company believes that revenues from current and future large customers will continue to represent a significant portion of total revenues.

     International sales accounted for approximately 30% and 6% of total revenues for the three months ended September 30, 1999 and 1998, respectively. The Company expects that international sales will remain a significant portion of revenues of the Company in the future. As of September 30, 1999, substantially all of the Company's product sales were made in United States dollars. The Company does not expect any material change to this practice in the foreseeable future. Therefore, the Company has not experienced, nor does it expect to experience in the near term, any material impact from fluctuations in foreign currency exchange rates on its results of operations or liquidity. If this practice changes in the future, the Company will reevaluate its foreign currency exchange rate risk.

     Services. The Company's services revenues consist of fees for installation, training, product maintenance, technical support services and movie content fees. The Company's services revenues increased 11% from approximately $3.5 million in the three months ended September 30, 1998 to $3.9 million in the three months ended September 30, 1999. The increase in services revenues primarily resulted from renewals of maintenance and support contracts and the impact of a growing installed base of systems.

     GROSS PROFIT

     Systems. Costs of systems revenues consist primarily of the cost of purchased components and subassemblies, labor and overhead relating to the final assembly and testing of complete systems and related expenses. Costs of systems revenues increased 11% from $8.9 million in the three months ended September 30, 1998 to $9.9 million in the three months ended September 30, 1999. For the three months ended September 30, 1999, the increase in cost of systems revenues primarily reflects increased material and manufacturing labor and overhead costs incurred to support increases in systems revenue and changes in the product mix, including the introduction of the broadcast and video on demand products.

     Systems gross profit as a percentage of systems revenues was 44% and 38% in the three months ended September 30, 1999 and 1998, respectively. The increase in systems gross profit in 1999 was primarily due to higher systems revenue and lower material and manufacturing costs as a percentage of systems revenue. The gross profits in the three months ended September 30, 1999 and 1998 were impacted by increases of approximately $270,000 and $155,000, respectively, in
the Company's inventory valuation allowance.   The Company evaluates inventory
levels and expected usage on a periodic basis and provides a valuation allowance for estimated inactive, obsolete and surplus inventory.

     Services. Costs of services revenues consist primarily of labor, materials and overhead relating to the installation, training, product maintenance and technical support services provided by the Company and costs associated with providing movie content. Costs of services revenues decreased 2% from approximately $3.8 million in the three months ended September 30, 1998 to $3.7 million in the three months ended September 30, 1999, primarily as a result of reduced costs associated with the centralization of support operations for the Company's movie and content services. Services gross profit as a percentage of services revenue increased to 7% in the three months ended September 30, 1999 compared to a negative gross profit margin of 6% in the three months ended September 30, 1998. The Company expects that it will continue to experience fluctuations in gross profit as a percentage of services revenue as a result of the timing of revenues from product maintenance and technical support and other services to support the growing installed base of systems and the timing of costs associated with the Company's ongoing investment required to build a service organization to support the installed base of systems and new products.

     RESEARCH AND DEVELOPMENT. Research and development expenses consist primarily of compensation of development personnel, depreciation of equipment and related facilities expenses. Research and development expenses increased 2% from approximately $3.9 million, or 22% of total revenues in the three months ended September 30, 1998 to $4.0 million, or 19% of total revenues in the three months ended September 30, 1999. The increase in the dollar amount was primarily attributable to the hiring and contracting of additional development personnel to provide support for the broadcast and video on demand product lines. The Company expects that research and development expenses will continue to increase in dollar amount as the Company continues its development and support of new and existing products.

     SELLING AND MARKETING. Selling and marketing expenses consist primarily of compensation expenses, including sales commissions, travel expenses and certain promotional expenses. Selling and marketing expenses increased 7% from approximately $1.9 million, or 11% of total revenues in the three months ended September 30, 1998 to $2.1 million, or 10% of total revenues in the three months ended September 30, 1999. The increase in the dollar amount was primarily attributable to increased sales and commission costs related to the increase in system revenues.

     GENERAL AND ADMINISTRATIVE. General and administrative expenses consist primarily of compensation of executive, finance, human resource and administrative personnel, legal and accounting services and related facilities expenses. General and administrative expenses remained relatively flat at $1.2 million, or 6% and 7% of total revenues in the three months ended September 30, 1999 and 1998, respectively.

     INTEREST INCOME, NET. Interest income, net, was approximately ($16,000) and $20,000 in the three months ended September 30, 1999 and September 30, 1998, respectively. The decrease in 1999 in interest income, net, primarily resulted from interest paid on borrowings, offset in part, by interest earned on invested balances.

     PROVISION (BENEFIT) FOR INCOME TAXES. The Company's effective tax rate was 38% and 37% for the three months ended September 30, 1999 and September 30, 1998, respectively. The provision for income taxes in the three months ended September 30, 1999 was the result of an increase in taxable income offset by the Company's expected utilization in 1999 of previously generated net operating loss carry forwards.

     The Company had net deferred tax assets of $1,967,000 at September 30, 1999 and December 31, 1998. The Company has made the determination it is more likely than not that it will realize the benefits of the net deferred tax assets. As a result of the acquisition of IPC in December 1997, the Company acquired deferred tax assets of $3.4 million, consisting primarily of net operating loss carry forwards.


NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1998

     Systems. Systems revenues increased 23% from $42.3 million in the nine months ended September 30, 1998 to $51.9 million in the nine months ended September 30, 1999. The increased systems revenues in the nine months ended September 30, 1999 resulted primarily from significantly higher levels of broadcast system revenues ($12.2 million compared to $3.2 million of broadcast system sales in the nine months ended September 30, 1999 and 1998, respectively). In addition, digital ad insertion system revenues increased $900,000, offset in part, by a decrease of $600,000 in movie system revenues in the nine months ended September 30, 1999 as compared to the nine months ended September 30, 1998. In addition, the Company had revenues of $400,000 related to a first-time sale of a residential video on demand system during the quarter ended September 30, 1999.

     For the nine months ended September 30, 1999 and 1998, certain customers accounted for more than 10% of the Company's total revenues. Individual customers accounted for 17% and 12% of revenues in the nine months ended September 30, 1999 and 29% and 12% of revenues for the nine months ended September 30, 1998. The Company believes that revenues from current and future large customers will continue to represent a significant portion of total revenues.

     International sales accounted for approximately 25% and 12% of total revenues for the nine months ended September 30, 1999 and 1998, respectively. The Company expects that international sales will remain a significant portion of revenues of the Company in the future. As of September 30, 1999, substantially all of the Company's product sales were made in United States dollars. The Company does not expect any material change to this practice in the foreseeable future. Therefore, the Company has not experienced, nor does it expect to experience in the near term, any material impact from fluctuations in foreign currency exchange rates on its results of operations or liquidity. If this practice changes in the future, the Company will reevaluate its foreign currency exchange rate risk.

     Services. The Company's services revenues increased 12% from approximately $10.3 million in the nine months ended September 30, 1998 to $11.5 million in the nine months ended September 30, 1999. These increases in services revenues primarily resulted from renewals of maintenance and support contracts and the impact of a growing installed base of systems.

     GROSS PROFIT

     Systems. Costs of systems revenues increased 14% from $26.1 million in the nine months ended September 30, 1998 to $29.8 million in the nine months ended September 30, 1999. For the nine months ended September 30, 1999, the increase in cost of systems revenues primarily reflects increased material and manufacturing labor and overhead costs incurred to support higher levels of systems revenue and changes in the product mix, including the introduction of the broadcast and video on demand products.

     Systems gross profit as a percentage of systems revenues was 43% and 38% in the nine months ended September 30, 1999 and 1998, respectively. The increase in systems gross profit in 1999 was primarily due to higher systems revenue and lower material and manufacturing costs as a percentage of systems revenues. The gross profits in the nine months ended September 30, 1999 and 1998 were impacted by increases of approximately $558,000 and $970,000, respectively, in the
Company's inventory valuation allowance.   The Company evaluates inventory
levels and expected usage on a periodic basis and provides a valuation allowance for estimated inactive, obsolete and surplus inventory.

     Services. Costs of services revenues increased 7% from approximately $9.9 million in the nine months ended September 30, 1998 to $10.6 million in the nine months ended September 30, 1999, primarily as a result of the costs associated with the Company hiring and training additional service personnel to provide worldwide support for the growing installed base of digital ad insertion, broadcast and video on demand systems and costs associated with providing movie content. Services gross profit as a percentage of services revenue increased to 9% in the nine months ended September 30, 1999 compared to a gross profit margin of 4% in the nine months ended September 30, 1998. The Company expects that it will continue to experience fluctuations in gross profit as a percentage of services revenue as a result of the timing of revenues from product and maintenance support and other services to support the growing installed base of systems and the timing of costs associated with the Company's ongoing investment required to build a service organization to support the installed base of systems and new products.

     RESEARCH AND DEVELOPMENT. Research and development expenses increased 5% from approximately $11.8 million, or 22% of total revenues in the nine months ended September 30, 1998 to $12.4 million, or 20% of total revenues in the nine months ended September 30, 1999. The increase in the dollar amount was primarily attributable to the hiring and contracting of additional development personnel to provide support for the broadcast and video on demand product lines. The Company expects that research and development expenses will continue to increase in dollar amount as the Company continues its development and support of new and existing products.

     SELLING AND MARKETING. Selling and marketing expenses remained flat at $5.9 million, or 11% and 9% of total revenues in the nine months ended September 30, 1998 and 1999, respectively.

     GENERAL AND ADMINISTRATIVE. General and administrative expenses decreased 16% from $4.5 million, or 8% of total revenues in the nine months ended September 30, 1998 to $3.8 million, or 6% of total revenues in the nine months ended September 30, 1999. The decrease in the dollar amount was primarily attributable to lower payroll and related costs related to the centralization of accounting and administrative functions and lower legal costs.


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

     INTEREST INCOME, NET. Interest income, net, was approximately ($9,000) and $199,000 in the nine months ended September 30, 1999 and September 30, 1998, respectively. The decrease in 1999 in interest income, net, primarily resulted from interest paid on borrowings, offset in part, by interest earned on lower invested balances.

     PROVISION (BENEFIT) FOR INCOME TAXES. The Company's effective tax rate was 38% and 37% for the nine months ended September 30, 1999 and September 30, 1998, respectively. The provision for income taxes in the nine months ended September 30, 1999 was the result of an increase in taxable income offset by the Company's expected utilization in 1999 of previously generated net operating loss carry forwards.

LIQUIDITY AND CAPITAL RESOURCES

     Cash and cash equivalents increased $4.2 million from $5.1 million at December 31, 1998 to $9.3 million at September 30, 1999. Working capital increased from approximately $22.3 million at December 31, 1998 to approximately $22.5 million at September 30, 1999.

     Net cash provided by operating activities was approximately $6.6 million for the nine months ended September 30,1999. Net cash used for operating activities was approximately $6.7 million for the nine months ended September 30, 1998. The net cash provided by operating activities during 1999 was the result of net income plus non-cash expenses including depreciation and amortization, the inventory valuation allowance and the changes in certain assets and liabilities. The significant net changes in assets and liabilities that provided cash from operations includes a decrease in prepaid expenses and an increase in accounts payable. The decrease in prepaid expenses was primarily the result of the receipt of a $1.5 million federal tax refund.

     Net cash used in investing activities was approximately $1.9 million for the nine months ended September 30, 1999. Net cash provided by investing activities was approximately $7.4 million in the nine months ended September 30, 1998. Investment activity during the nine months ended September 30, 1999 consisted primarily of capital expenditures related to the acquisition of computer equipment, office furniture, and other capital equipment required to support the expansion and growth of the business and the purchase of owned and operated movie systems.

     Net cash used in financing activities was approximately $500,000 for the nine months ended September 30, 1999. Net cash provided by financing activities was approximately $700,000 in the nine months ended September 30, 1998. In the nine months ended September 30, 1999, the cash used for financing activities included $2.2 million repayments of borrowings under the line of credit and equipment line of credit, offset in part, by a $1.1 million draw-down under an equipment line of credit with a bank and $900,000 received in connection with the issuance of common stock pursuant to the exercise of stock options and the Company's stock purchase plan.

     The Company has a $6.0 million revolving line of credit and had a $3.0 million equipment line of credit with a bank. The revolving line of credit expired in October 1999 and the equipment line of credit expired in June 1999. Borrowings under the lines of credit are secured by substantially all of the Company's assets. Loans made under the revolving line of credit generally bear interest at a rate per annum equal to the bank's base rate plus .5% (8.75 % at September 30, 1999). Loans made under the equipment loan bear interest at a rate per annum equal to the bank's base rate plus 1.0% (9.25 % at September 30, 1999). The loan agreement relating to the lines of credit requires that the Company provide the bank with certain periodic financial reports and comply with certain financial ratios including the maintenance of total liabilities, excluding deferred revenue, to net worth of at least .80 to 1.0. At September 30, 1999, the Company was in compliance with all covenants. As of September 30, 1999, the Company had borrowings outstanding of $1.9 million against the equipment line of credit.

     The Company believes that existing funds together with available borrowings under the line of credit and equipment line facility are adequate to satisfy its working capital and capital expenditure requirements for the foreseeable future.

     The Company had no material capital expenditure commitments as of September 30, 1999.

YEAR 2000 ISSUE/YEAR 2000 READINESS DISCLOSURE

     OVERVIEW. The Company is substantially complete in its process of analyzing and addressing what is known as the Year 2000 Issue. The Year 2000 Issue has arisen because many existing computer programs use only two digits to identify a year in the data field. These programs were designed and developed without considering the impact of the upcoming change in the century and, accordingly, could misconstrue dates such as "00" as the year 1900 rather than 2000. The failure of computer programs and systems to properly recognize dates beginning in the year 2000 could adversely affect the Company's business activities.

     THE COMPANY'S YEAR 2000 COMPLIANCE PROGRAM. The Company is executing its Year 2000 Compliance Program, the purpose of which is: to identify important systems that are not yet Year 2000 compliant; to initiate replacement or remedial action to assure that key systems will continue to operate in the Year 2000 and to test the replaced or remediated systems; to identify and contact key suppliers, vendors, customers and business partners to evaluate their ability to maintain normal operations in the Year 2000; and to develop appropriate contingency plans for dealing with foreseeable Year 2000 complications. The Company's Year 2000 Committee has made significant progress toward the completion of these goals. The Committee continues to execute the Company's Year 2000 Compliance Program and reports the results and status of the Company's Year 2000 efforts to the Board of Directors. The Company expects to complete its Year 2000 Compliance Program activities by the end of 1999.

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

     NON-INFORMATION TECHNOLOGY SYSTEMS. The Company is conducting an assessment of its non-information technology systems (such as building security, voice mail, telephone and other systems containing embedded microprocessors) and is in the process of determining the nature and extent of any work that may be required to make any non-IT systems Year 2000 compliant. The Company has made Year 2000 compliance inquiries to the vendors of these systems, and has tracked the responses to its inquiries and has completed the inquiry process as of the end of the third quarter of 1999.

     THIRD PARTY SUPPLIERS, VENDORS AND CUSTOMERS. The Company's Year 2000 Compliance Program also includes an investigation of the Year 2000 compliance of its major suppliers, vendors, customers and business partners. All of the Company's products and services incorporate third party software and hardware. The Company is in the process of evaluating its product components. The Company has identified and contacted most of its third party suppliers of hardware and software components regarding Year 2000 compliance and has collected compliance statements from most of these suppliers. The Company has learned that some features or functions of such third party components are not Year 2000 compliant. However, in certain cases the Company does not use such features or functions in its products and, to that extent, the Company believes the non- compliance of such features and functions will not have a negative impact on its products. In those cases where the non-compliance of third party components does affect features or functions used by the Company in its products, the Company intends to install upgrades (most of which are currently available) to achieve material compliance. In addition, the Company is completing the process of testing its application software. To date, the Company has found only a few minor problems with its application software, and has already created patches to this software. Given the number of components and the complexity of the software incorporated in the Company's products and services, the Company believes that in the course of conducting its Year 2000 Compliance Program it could reasonably discover that the Year 2000 problem may affect its software or components. However, the Company regularly develops software updates to its product offerings as a natural course of business and the Company does not expect that these Year 2000 updates will be excessively complex or expensive to implement. Still, there can be no assurances that there will be no service interruption on the part of any of the Company's third party suppliers due to the Year 2000 problem and this could have a material adverse effect on the Company.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company faces exposure to financial market risks, including adverse movements in foreign currency exchange rates and changes in interest rates. These exposures may change over time as business practices evolve and could have a material adverse impact on the Company's financial results. The Company's primary exposure has been related to local currency revenue and operating expenses in Europe and Asia. Historically, the Company has not hedged specific currency exposures as gains and losses on foreign currency transactions have not been material to date. At September 30, 1999, the Company had approximately $2.5 million outstanding related to variable rate U.S. dollar denominated short-term debt. The carrying value of these short-term borrowings approximates fair value due to the short maturities of these instruments. Assuming a hypothetical 10% adverse change in the interest rate, interest expense on these short-term borrowings would increase by approximately $20,000 per year.

The carrying amounts reflected in the consolidated balance sheet of cash and cash equivalents, trade receivables, and trade payables approximates fair value at September 30, 1999 due to the short maturities of these instruments.

The Company maintains investment portfolio holdings of various issuers, types, and maturities. The Company's cash and marketable securities include cash equivalents, which the Company considers investments to be purchased with original maturities of three months or less given the short maturities and investment grade quality of the portfolio holdings at September 30, 1999, a sharp rise in interest rates should not have a material adverse impact on the fair value of the Company's investment portfolio. As a result, the Company does not currently hedge these interest rate exposures.


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

     Dated: November 12, 1999



     SEACHANGE INTERNATIONAL, INC.



     By: /s/ William L. Fiedler
     ---------------------------
     William L. Fiedler
     Vice President, Finance and Administration,
     Chief Financial Officer and Treasurer
     (Principal Financial and Accounting Officer; Authorized Officer)

                          SEACHANGE INTERNATIONAL, INC.

                                  EXHIBIT INDEX




    EXHIBIT NUMBER                    DESCRIPTION                        PAGE
    --------------                    -----------                        ----


          27            Financial Data Schedule (For SEC Edgar Filing Only;
                        Intentionally Omitted)