Form 10-K
period 1999-12-31
SEACHANGE INTERNATIONAL INC
filed 2000-03-30
CIK 1019671

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 1999

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

Yes [X]     No [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

As of March 13, 2000 the aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing price for the registrant's Common Stock on the Nasdaq National Market on such date was $638,971,146. The number of shares of the registrant's Common Stock outstanding as of the close of business on March 13, 2000 was 21,432,320.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the definitive Proxy Statement in connection with the Annual Meeting of Stockholders to be held on or about June 1, 2000 to be filed pusuant to Regulation 14A are incorporated by reference into Part III of this Form 10-K.

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

ITEM 1.  Business

SeaChange International, Inc. ("SeaChange" or the "Company"), incorporated in Delaware in July 1993, develops, markets and supports products to manage, store and distribute digital video for television operators, including cable, broadcast, telecommunications and other new media companies. The Company's products utilize its proprietary distributed application software and standard computer industry components to automate the management and distribution of short- and long-form video streams including advertisements, movies, news updates and other video programming requiring precise, accurate and continuous execution. The Company's digital video products with their state-of-the-art electronic storage and retrieval capabilities are designed to provide higher image quality and to be more reliable, easier to use and less expensive than analog tape-based systems. In addition, SeaChange's products enable its customers to increase revenues by offering more targeted services such as geography-specific spot advertising, video-on-demand and other interactive television services.

SeaChange's products address a number of specific markets. The SeaChange SPOT System is the leading digital advertisement and other short-form video insertion system for the multichannel television market in the United States, based on currently available industry sources and the Company's internal data. A majority of SeaChange's customers are major cable television operators and telecommunications companies in the United States. The SeaChange SPOT System converts analog video forms such as advertisements and news updates to digital video forms. It stores them in local or remote digital libraries, and inserts them automatically into television network streams. The SPOT System provides high run-rate accuracy and video image quality, permits geographic and demographic specificity of advertisements and reduces operating costs. The SeaChange Advertising Management Software operates in conjunction with the SeaChange SPOT System to automate and simplify complex sales, scheduling and billing processes for advertising for the multichannel television market.

The Company has one existing movie product and two video-on-demand (VOD) products for interactive television markets. The Company sells the SeaChange Movie System which provides long-form video storage and delivery for the pay-per-view movie markets. The SeaChange GuestServe System delivers video-on-demand and other guest services, internet access and PC games in a hotel environment for cable television and telecommunications companies. In addition, SeaChange has developed the SeaChange ITV (Interactive Television) System to provide residential video-on-demand and other interactive services for cable television operators and telecommunications companies. During 1998 and 1999, SeaChange entered into agreements with several cable companies, including Time-Warner, Inc., Rogers Cablesystems and Telewest Communications, to provide SeaChange's ITV System for demonstration and testing of their video-on-demand systems. The Company also has agreements with leading producers of digital set-top boxes to test and integrate their products with SeaChange's ITV System.

The Company also sells its video server, which is designed to store and distribute video streams of various lengths, MediaCluster, SeaChange's proprietary software technology that enables multiple video servers to operate together as an integrated video server and a video streaming product for internet applications.

The Company introduced its Broadcast MediaCluster product in 1998, offering play to air capability for commercials and syndicated or other programming for broadcast television companies. During 1998 and 1999, the Company installed broadcast systems at customer locations including network affiliates and multi-channel operations in the United States and broadcast companies internationally.

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

Over the past decade, the limitations of video tape-based systems have become increasingly apparent. Changes in government regulation and increased competition have forced television operators to seek new revenue sources and reduce costs. In addition, television operators must find and offer new and enhanced video services while simultaneously improving the efficiency of their operations. While video tape-based systems are sufficient for some traditional applications, they do not meet the performance and cost requirements of video on demand, internet and other applications.

       Cable Television Operators & Telecommunications Companies

       According to industry sources, there are approximately 12,000 cable television systems currently in the United States, serving over 70 million subscribers. In 1999, 96% of all cable systems provided over 30 channels of programming to their subscribers and most systems provided fifty or more channels. Because cable television programming is sent over broadband lines, operators have the opportunity to segment and target their programming to viewers in selected geographies. In addition, the continuing growth in cable television's multiple specialized programming networks, such as CNN, MTV and ESPN and other networks such as Black Entertainment Television, the Discovery Channel and Nickelodeon, allow advertisers to target viewers in selected demographic profiles.

       Despite this advantage over television broadcasters, cable television operators historically have not realized advertising revenues in proportion to their share of television viewers. According to industry sources, in 1999, 48% of all television viewers were watching cable networks, yet cable television advertising revenue accounted for only 24% of the total television advertising revenue. In addition, advertising represents the major source of revenue for television broadcasters, while most cable television operators derive less than 5% of their gross revenue from advertising. The limitations of video tape-based technology were a major factor which had prevented cable television operators from historically exploiting their advantages over television broadcasters. These systems are difficult to manage in multichannel and multi-zone environments, resulting in relatively poor video insertion accuracy and high operating costs.

       Video-on-demand represents a new opportunity for cable television operators. Increased channel capacity through the installation of fiber optic cables is providing many cable television operators with the capacity to offer video-on-demand to hotels and apartments using existing analog set-top boxes. The Company sells its SeaChange Guestserve System to cable operators including Cox Communications, Time Warner Inc. and AT&T Media Services in support of their hotel movie on demand business in New York, Chicago, Honolulu and San Diego. In addition, the Company directly supports specific hotel systems such as the Opryland in Nashville, Tennessee. In total, the Company currently supports approximately 20,000 hotel rooms with its SeaChange video-on-demand products. The addition of two way connectivity and digital set-top boxes are providing many cable television operators with the capacity to offer video-on-demand programming capability throughout their subscriber base.

The Telecommunications Act of 1996 has lowered the legal barriers to entry for telecommunications companies to enter the multichannel video delivery market. Telecommunications companies are attempting to capitalize on the new growth opportunities by acquiring existing cable television operators and by leveraging their existing telephony networks to establish new multichannel video delivery operations. However, telecommunications companies face the same limitations as cable television operators in offering targeted, value-added services with analog tape-based systems on a cost effective basis.

Increased demand for video and audio content over the internet will require a substantial increase in storage capacity and bandwidth over time. The Company believes that cable television operators and telecommunications companies will play an integral role in providing these broadband internet applications. The Company also believes that in order to offer high quality video applications over the internet, cable television operators and telecommunications companies will need storage and distribution products capable of complex management and scheduling of video data streams. The Company believes that its patented video server technology is well suited to meet this market opportunity.

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

In addition, many television broadcasters are contemplating the use of the recently available digital bandwidth to originate multiple program streams. If this application develops, television operators will require video storage and delivery systems that can effectively manage and deliver these multiple television signals. As television broadcasters continue to automate their entire programming in order to reduce overall operating costs and improve reliability, the Company believes the Broadcast Medicluster products provide a unique solution that addresses these requirements.

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

SeaChange uses these core capabilities to provide solutions to a number of commercial markets. The Company's products are designed to provide a consistent set of features and benefits, including:

     Viewer Targeting. The Company's digital video products enable television operators to efficiently target viewers in specific demographic or geographic groups. The ability to target selected viewers enables television operators to increase revenues by offering more targeted services. The SeaChange SPOT System offers this capability to television operators, the Broadcast MediaCluster product offers this capability to broadcast companies while the SeaChange Guestserve and ITV Systems make it possible for television operators to offer video-on-demand movies to individual hotel rooms or residences.

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

     Reliability. The Company's products eliminate the need for traditional mechanical tape-based systems, thereby reducing the likelihood of breakdowns. Furthermore, through the use of redundant low cost standard computer industry components and proprietary storage technology and application software, SeaChange's products are designed to be fault resilient, providing the high reliability required for television operations.

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

     Offer Complete Solutions. SeaChange's customers operate complex networks that require the delivery and management of video programming across multiple channels and target zones. SeaChange believes television operators desire complete solutions that integrate all steps of digital video delivery from scheduling to post-air verification and billing. To address these needs, SeaChange provides integrated applications and support services which are more effective than individual functional products not specifically designed to work together. The Company believes that providing complete integrated solutions has been a significant factor in its success and will be an increasingly important competitive advantage.

     Establish and Maintain Technological Leadership Through Software. SeaChange believes its competitive position is dependent in a large part on the features and performance of its application, network and storage software and their complete integration. As a result, the Company focuses a majority of its research and development efforts on introducing new software applications and improving its current software. The Company seeks to use standard computer hardware components wherever possible to maintain its focus on software development.

     Provide Superior Customer Service and Support. The Company's products operate in customer environments where continuous operation is critical. As a result, the Company believes that providing a high level of service and support gives it a competitive advantage and is a differentiating factor in developing and maintaining key customer relationships. The Company's in-depth industry and application knowledge allows it to better understand the service needs of its customers. As of December 31, 1999 more than 37% of the Company's employees were dedicated to customer service and support, including project design and implementation, installation and training. In addition, using remote diagnostic and communications features embedded in the Company's products, the service organization has the ability to monitor the performance of customer installations and, in most cases, rectify problems remotely. Customers have access to service personnel via 24-hour, seven-day a week telephone support.

Products

SeaChange integrates hardware, software and television components into its products. These products are marketed to cable television operators, telecommunication companies, television broadcasters, systems integrators and VARs.

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

     Distribution:  SeaChange's strategic digital video software then copies the video files from the master video library and distributes them over the operator's data network to appropriate headends, where they are stored in video servers for future play.

     Insertion:     Following a network cue, the SeaChange video switch module automatically inserts the video stream into the network feed (initiating the analog conversion, if necessary), where they are then seen by television viewers.

     Verification:  After the video streams run, SeaChange's proprietary software and hardware verifies the content, accuracy, timing and placement of such video streams to facilitate proper customer billing.

SeaChange has developed a variety of different models of the spot system to support operators' differing requirements. The selling price for the SeaChange SPOT Systems ranges from under $100,000 to several million dollars; the average system selling price of approximately $250,000.

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

     The integrated system consists of user interfaces and application hardware and software, including set-top boxes, remote control devices, SeaChange's MediaCluster technology and software architecture for the delivery and storage of movies. The video servers are installed at the cable headend and the video is delivered over a dedicated fiber optic line. The integrated system is designed to provide cable television operators with a new source of revenue and a competitive advantage over the encroaching services of direct broadcast satellite companies.

     SeaChange Movie System. The SeaChange Movie System provides cable television operators, pay-per-view (PPV) movie service providers and Direct-to-Home (DTH) providers with capability to originate multiple PPV movie channels or any other scheduled video programming. The Movie System includes SeaChange's MediaCluster technology for storage and delivery of the video programming as well as an MPEG-2 encoder for capturing movies from video tape, and scheduling software and hardware to enable creating programming schedules for the PPV channels. This system includes fault resiliency in both the video server technology and scheduling technology so as to ensure the highest levels of up-time.

     SeaChange ITV System. The Company has developed and is testing its ITV system. This system is sold to cable television operators and other telecommunications companies and is intended to enable them to offer video on demand and other interactive services to their subscribers who have digital set-top boxes and access two way cable plants. This system comprises MediaCluster servers which will reside at headends or nodes in the cable system, SeaChange's Command Center control software to manage and control the system, and interfaces to digital headend modulators and control systems and subscriber management systems.

     Broadcast Television Products

     SeaChange Broadcast MediaCluster System. The SeaChange Broadcast MediaCluster System is designed to provide high quality, MPEG-2 based video storage and playback for use with automation systems in broadcast television stations. This product is intended to replace on-air tape decks used to store and play back advertising, movies and other programming from video tape cart systems and, in some cases, to replace the cart systems themselves. The SeaChange Broadcast MediaCluster System is designed for customers in larger broadcast television markets which use station automation systems or to smaller markets using control software included in the system.

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

MediaCluster. MediaCluster is SeaChange's proprietary, patented software technology that enables multiple Video Server 100s (and variants) to operate together as an integrated video server.

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

Customer Service and Support

The Company installs, maintains and supports its products in North America, Asia, South America and Europe. Annual maintenance contracts are generally required for the first year of a customer's use of the Company's products. The maintenance contracts are renewable on an annual basis. The Company also offers basic and advanced formal on-site training for customer employees. The Company currently provides installation, maintenance and support to international customers and also provides movie content in conjunction with sales of SeaChange GuestServe System. The Company offers technical support to customers, agents and distributors on a 24-hour, seven-day a week basis.

Customers

The Company currently sells its products primarily to cable television operators, broadcast and telecommunications companies.

     The Company's customer base is highly concentrated among a limited number of large customers, primarily due to the fact that the cable, movie, broadcast, and telecommunications industries in the United States are dominated by a limited number of large companies. A significant portion of the Company's revenues in any given fiscal period have been derived from substantial orders placed by these large organizations. In 1997, 1998 and 1999, revenues from the Company's five largest customers represented approximately 66%, 55% and 47% respectively, of the Company's total revenues. Customers accounting for more than 10% of total revenues consisted of Tele-Communications, Inc. (24%), Time Warner, Inc. (17%) and Comcast Corporation (10%) in 1997; Tele-Communications, Inc. (24%) and Time Warner, Inc. (15%) in 1998; and AT&T Media Services (15%) and Time Warner, Inc. (10%) in 1999. The Company expects that it will continue to be dependent upon a limited number of customers for a significant portion of its revenues in future periods. As a result of this customer concentration, the Company's business, financial condition and results of operations could be materially adversely affected by the failure of anticipated orders to materialize and by deferrals or cancellations of orders as a result of changes in customer requirements or new product announcements or introductions.

     The Company believes that its backlog at any particular time is not meaningful as an indicator of its future level of sales for any particular period. Because of the nature of the Company's products and its use of standard components, substantially all of the backlog at the end of a quarter can be manufactured by the Company and is intended to be shipped by the end of the following quarter. However, because of the requirements of particular customers such backlog may not be shipped or, if shipped, the related revenues may not be recognized in such quarter. Therefore, there is no direct correlation between the backlog at the end of any quarter and the Company's total sales for the following quarter or other periods.

     Selling and Marketing

     The Company sells and markets its products in the United States primarily through a direct field sales organization and internationally primarily through independent agents and distributors, complemented by a coordinated marketing effort of the Company's marketing group. Direct sales activities in the United States are conducted from the Company's Massachusetts headquarters and seven field offices. In October 1996, the Company entered into an exclusive sales and marketing services agreement with a private Italian company to provide such services throughout continental Europe. The Company also markets certain of its products, namely the Video Server 100 and MediaCluster, to systems integrators and VARs. As of December 31, 1999, the Company's selling and marketing organization consisted of 30 people.

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

The Company's research and development expenditures totaled approximately $11.8 million, $15.8 million and $16.3 million for the years ended December 31, 1997, 1998 and 1999, respectively. At December 31, 1999, 106 employees were engaged in research and product development. The Company believes that the experience of its product development personnel is an important factor in the Company's success. The Company performs its research and product development activities at its headquarters and in offices in Greenville, New Hampshire; Atlanta, Georgia; and Dresher, Pennsylvania. The Company has historically expensed its direct research and development costs as incurred.

The Company has a variety of new products being developed and tested, including interactive television products for cable television operators and telecommunications companies, digital play-to-air systems for television broadcasters and the next version of its MediaCluster software. In December 1999, the Company enhanced its research and development capabilities through the acquisition of Digital Video Arts, Ltd., a developer of custom software products specializing in digital video and interactive television. There can be no assurance that the Company will be able to successfully develop and market such products, or to identify, develop, manufacture, market or support other new products or enhancements to its existing products successfully or on a timely basis, that new Company products will gain market acceptance, or that the Company will be able to respond effectively to product announcements by competitors or technological changes.

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

In the digital advertisement insertion market, the Company generally competes only with nCube (formerly SkyConnect, Inc.) In the market for long-form video products including video on demand, the Company competes with various companies offering video server platforms such as Concurrent Computer Corp., nCube, Diva Systems Corp. and more traditional movie application providers like The Ascent Entertainment Group, Panasonic Company, and Lodgenet Entertainment. In addition, the SeaChange Advertising Management Software competes against certain products of Columbine Cable Systems, Inc., Cable Computerized Management Systems, Inc., a subsidiary of Indenet Inc., CAM Systems, Inc., a subsidiary of Starnet Inc., LAN International USA, Inc., Visiontel, Inc. and various suppliers of sales, scheduling and billing software products. In the television broadcast market, the Company competes against Grass Valley Group, Inc., Pinnacle Systems, Inc., Sony Corporation, and ASC Incorporated. The Company expects the competition in each of these markets to intensify in the future.

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

Employees

As of December 31, 1999, the Company employed 336 persons, including 106 in research and development, 125 in customer service and support, 30 in selling and marketing, 45 in manufacturing and 30 in finance and administration. One of the Company's employees is represented by a collective bargaining arrangement. The Company believes that its relations with its employees are good.

                              CERTAIN RISK FACTORS

If we are unable to manage our growth and the related expansion in our operations effectively, our business may be harmed.

Our ability to successfully offer products and services and implement our business plan in a rapidly evolving market requires effective planning and management. Our growth has placed, and our anticipated future operations will continue to place, a significant strain on our management, administrative, operational and other resources. To manage future growth effectively, we must continue to improve our management and operational controls, enhance our reporting systems and procedures, integrate new personnel and manage expanded operations.

We may not be able to hire and retain highly skilled employees, particularly managerial, engineering, selling and marketing, finance and manufacturing personnel, which could affect our ability to compete effectively.

Our success depends to a significant degree upon the continued contributions of our key management, engineering, selling and marketing and manufacturing personnel, many of whom would be difficult to replace. We do not have employment contracts with our key personnel. We believe that our future success will also depend in large part upon our ability to attract and retain highly skilled managerial, engineering, selling and marketing, finance and manufacturing personnel. Competition for such personnel is intense, and there can be no assurance that we will be successful in attracting and retaining such personnel. The loss of the services of any of the key personnel, the inability to attract or retain qualified personnel in the future or delays in hiring required personnel, particularly software engineers and sales personnel, could have a material adverse effect on our business, financial condition and results of operations.

Our operating results are likely to fluctuate significantly.

As a result of our limited operating history and the rapidly evolving nature of the markets in which we compete, our quarterly and annual revenues and operating results are likely to fluctuate from period to period. These fluctuations may be caused by a number of factors, many of which are beyond our control, including:

o    the timing and recognition of revenue from significant orders;

o    the seasonality of the placement of customer orders;

o    the success of our products;

o    increased competition;

o    changes in our pricing policies or those of our competitors;

o    the financial stability of major customers;

o    new product introductions or enhancements by competitors;

o    delays in the introduction of our products or product enhancements;

o    customer order deferrals in anticipation of upgrades and new products;

o the ability to access a sufficient supply of sole source and third party components;

o the quality and market acceptance of new products we may develop or are in the process of developing;

o the timing and nature of selling and marketing expenses, such as trade shows and other promotions;

o    personnel changes;

o    risks associated with our international sales; and

o    economic conditions affecting our customers.

Any significant cancellation or deferral of purchases of our products could have a material adverse effect on our business, financial condition and results of operations in any particular quarter, and to the extent significant sales occur earlier than expected, operating results for subsequent quarters may be adversely affected. Our expense levels are based, in part, on our expectations as to our future revenues, and we may be unable to adjust spending in a timely manner to compensate for any revenue shortfall. If our revenues are below our expectations, our operating results are likely to be adversely affected and net income may be disproportionately affected because a significant portion of our expenses do not vary with revenues.

Because of these factors, we believe that period-to-period comparisons of our results of operations are not necessarily meaningful and should not be relied upon as indications of our future performance. In addition, due to all of the foregoing factors, in some future quarter our operating results may be below the expectations of public market analysts and investors.

Seasonal trends may cause our quarterly operating results to fluctuate which may adversely affect the market price of our common stock.

We have experienced significant variations in the revenue, expenses and operating results from quarter to quarter and such variations are likely to continue. We believe that fluctuations in the number of orders being placed from quarter to quarter are principally attributable to the buying patterns and budgeting cycles of television operators and broadcast companies, the primary buyers of the digital advertising systems and broadcast systems, respectively. We expect that there will continue to be fluctuations in the number and value of orders received. As a result, our results of operations have in the past and likely will, at least in the near future, fluctuate in accordance with such purchasing activity. Operating expenses also vary with the number, timing and significance of our new product and product enhancement introductions and those of our competitors, increased competition, the gain or loss of significant customers, the hiring of new personnel and general economic conditions. All of the above factors are difficult for us to forecast, and these or other factors may materially adversely affect our business, financial condition and results of operations for one quarter or a series of quarters. Only a small portion of our expenses vary with revenues in the short-term and there would likely be a material adverse effect on our operating results if future revenues are lower than expectations.

Due to the lengthy sales cycle involved in the sale of our products, our quarterly results may vary and make period-to-period comparisons of our operating results meaningless.

Digital video, movie and broadcast products are relatively complex and their purchase generally involves a significant commitment of capital, with attendant delays frequently associated with large capital expenditures and implementation procedures within an organization. Moreover, the purchase of such products typically requires coordination and agreement among a potential customer's corporate headquarters and its regional and local operations. For these and other reasons, the sales cycle associated with the purchase of our digital video, movie and broadcast products are typically lengthy and subject to a number of significant risks, including customer's budgetary constraints and internal acceptance reviews, over which we have little or no control. Based upon all of the foregoing, we believe that our quarterly revenues, expenses and operating results are likely to vary significantly in the future, that period-to-period comparisons of our results of operations are not necessarily meaningful and that, in any event, such comparisons should not be relied upon as indications of future performance.

Intense competition may adversely affect our financial condition and operating results.

The market for digital video, movie and broadcast products is highly competitive. If we are unable to compete effectively, our business, prospects, financial condition and operating results would be materially adversely affected. We currently compete against suppliers of both analog tape-based and digital systems in the digital advertisement insertion market and against both computer companies offering video server platforms and more traditional movie application providers in the movie system market. In the television broadcast market, we compete against various computer companies offering video server platforms and television equipment manufacturers.

Due to the rapidly evolving markets in which we compete, additional competitors with significant market presence and financial resources, including computer hardware and software companies and television equipment manufacturers, may enter those markets, thereby further intensifying competition. Increased competition could result in price reductions and loss of market share which would adversely affect our business, financial condition and results of operations. Many of our current and potential competitors have greater financial, selling and marketing, technical and other resources than we do. Moreover, our competitors may also foresee the course of market developments more accurately than us. Although we believe that we have certain technological and other advantages over our competitors, realizing and maintaining such advantages will require a continued high level of investment by us in research and product development, marketing and customer service and support. There can be no assurance that we will have sufficient resources to continue to make such investments or that the we will be able to make the technological advances necessary to compete successfully with our existing competitors or with new competitors.

The success of our business model is dependent on the acceptance of the emerging digital video market.

Cable television operators and television broadcasters have historically relied on traditional analog technology for video management, storage and distribution. Digital video technology is still a relatively new technology and requires a significant initial investment of capital. Our future growth will depend both on the rate at which television operators convert to digital video systems and the rate at which digital video technology expands to additional market segments. There can be no assurance that the use of digital video technology will expand among television operators or into additional markets. Any failure by the market to accept digital video technology will have a material adverse effect on our business, financial condition and results of operations.

Our success is contingent on our ability to penetrate the broadcast television market.

To date our products have been purchased primarily by cable television operators and telecommunications companies. Our success depends in part on the penetration of new markets. In particular, we introduced broadcast products during the quarter ended June 30, 1998 for use by television broadcasters. These broadcast products will be directed toward a market that we have not significantly addressed. There can be no assurance that we will be successful in marketing and selling broadcast products to customers in the broadcast television market. Any inability to penetrate this new market would have a material adverse effect on our business, financial condition and results of operations.

A decline in sales of our SPOT System could materially affect our revenues.

Sales of our SPOT System have historically accounted for a large percentage of our revenues, and this product and related enhancements are expected to continue to account for a significant portion of our revenues in 2000. Our success depends in part on continued sales of our SPOT System. A decline in demand or average selling prices for our SPOT System product line, whether as a result of new product introductions by others, price competition, technological change, inability to enhance the products in a timely fashion, or otherwise, would have a material adverse effect on our business, financial condition and results of operations.

If we are unable to continue to develop successfully new products or enhance existing products, our financial condition and operating results will suffer.

Our future success requires that we develop and market additional products that achieve significant market acceptance and enhance our current products. There can be no assurance that we will not experience difficulties that could delay or prevent the successful development, introduction and marketing of these and other new products and enhancements, or that our new products and enhancements will adequately meet the requirements of the marketplace and achieve market acceptance. Announcements of currently planned or other new product offerings may cause customers to defer purchasing our existing products. Moreover, there can be no assurance that, despite testing by us, and by current and potential customers, errors or failures will not be found in our products, or, if discovered, successfully corrected in a timely manner. Such errors or failures could cause delays in product introductions and shipments, or require design modifications that could adversely affect our competitive position. Our inability to develop on a timely basis new products, enhancements to existing products or error corrections, or the failure of such new products or enhancements to achieve market acceptance could have a material adverse effect on our business, financial condition and results of operations.

If we fail to respond to rapidly changing technologies related to digital video, our business, financial condition and results of operations would be materially adversely effected.

The markets for our products are characterized by rapidly changing technology, evolving industry standards and frequent new product introductions and enhancements. Future technological advances in the television and video industries may result in the availability of new products or services that could compete with the solutions provided by us or reduce the cost of existing products or services, any of which could enable our existing or potential customers to fulfill their video needs better and more cost efficiently than with our products. Our future success will depend on our ability to enhance our existing digital video products, including the development of new applications for our technology and to develop and introduce new products to meet and adapt to changing customer requirements and emerging technologies. There can be no assurance that we will be successful in enhancing our digital video products or developing, manufacturing and marketing new products which satisfy customer needs or achieve market acceptance. In addition, there can be no assurance that services, products or technologies developed by others will not render our products or technologies uncompetitive, unmarketable or obsolete, or that announcements of currently planned or other new product offerings by either by us or our competitors will not cause customers to defer or fail to purchase our existing solutions.

Because our customer base is highly concentrated among a limited number of large customers, the loss of or reduced demand of these customers could have a material adverse effect on our business, financial condition and results of operations.

Our customer base is highly concentrated among a limited number of large customers, and, therefore, a limited number of customers account for a significant percentage of our revenues in any year. In 1997, 1998 and 1999, revenues from our five largest customers represented approximately 66%, 54% and 47%, respectively, of our total revenues. In 1997, 1998 and 1999, three, two and two customers, respectively, each accounted for more than 10% of our revenues. We generally do not have written continuing purchase agreements with our customers and do not have any written agreements that require customers to purchase fixed minimum quantities of our products. Our sales to specific customers tend to vary significantly from year to year depending upon such customers' budgets for capital expenditures and new product introductions. In addition, we derive a substantial portion of our revenues from products that have a selling price in excess of $200,000. We believe that revenue derived from current and future large customers will continue to represent a significant proportion of our total revenues. The loss of, or reduced demand for products or related services from, any of our major customers could have a material adverse effect on our business, financial condition and results of operations.

Because we purchase certain of the components used in manufacturing our product from a sole supplier and we use a limited number of third party manufacturers to manufacture our product, our business, financial condition and results of operation could be materially adversely affected by a failure of this supplier or these manufacturers.

Certain key components of our products are currently purchased from a sole supplier, including a computer chassis manufactured by Trimm Technologic Inc., a disk controller manufactured by Mylex Corporation, an MPEG-2 decoder card manufactured by Vela Research, Inc. and an MPEG-2 encoder manufactured by Optivision, Inc. We have in the past experienced quality control problems, where products did not meet specifications or were damaged in shipping, and delays in the receipt of such components. These problems were generally of short duration and did not have a material adverse effect on us. However, we may in the future experience similar types of problems which could be more severe or more prolonged. The inability to obtain sufficient key components as required, or to develop alternative sources if and as required in the future, could result in delays or reductions in product shipments which, in turn, could have a material adverse effect on our business, financial condition and results of operations.

In addition, we rely on a limited number of third parties who manufacture certain components used in our products. While to date there has been suitable third party manufacturing capacity readily available at acceptable quality levels, there can be no assurance that such manufacturers will be able to meet our future volume or quality requirements or that such services will continue to be available to us at favorable prices. Any financial, operational, production or quality assurance difficulties experienced by such third party manufacturers that result in a reduction or interruption in supply to us could have a material adverse effect on our business, financial condition and results of operations.

The success of our business model depends on the continued deregulation of the telecommunications and television industries.

The telecommunications and television industries are subject to extensive regulation in the United States and other countries. Our business is dependent upon the continued growth of such industries in the United States and internationally. Although recent legislation has lowered the legal barriers to entry for telecommunications companies into the United States multichannel television market, there can be no assurance that telecommunications companies will successfully enter this or related markets. Moreover, the growth of our business internationally is dependent in part on similar deregulation of the telecommunications industry abroad and there can be no assurance that such deregulation will occur.

Television operators are also subject to extensive government regulation by the Federal Communications Commission and other federal and state regulatory agencies. These regulations could have the effect of limiting capital expenditures by television operators and thus could have a material adverse effect on our business, financial condition and results of operations. The enactment by federal, state or international governments of new laws or regulations, changes in the interpretation of existing regulations or a reversal of the trend toward deregulation in these industries could adversely affect our customers, and thereby materially adversely affect our business, financial condition and results of operations.

If we are unable to protect our intellectual property we may lose a valuable assets or incur costly litigation to protect our rights.

Our success and ability to compete depend upon our intellectual property, including our propriety technology and confidential information. We rely on patent, trademark, trade secret and copyright laws to protect our intellectual property. Despite our efforts to protect our intellectual property, a third party could copy or otherwise obtain our proprietary information without authorization. Our means of protecting our proprietary rights may not be adequate and our competitors may independently develop similar technology, or duplicate our products or our other intellectual property. We may have to resort to litigation to enforce our intellectual property rights, to protect our trade secrets or know-how or to determine their scope, validity or enforceability. Enforcing or defending our proprietary technology is expensive, could cause the diversion of our resources, and may not prove successful. Our protective measures may prove inadequate to protect our proprietary rights, and any failure to enforce or protect our rights could cause us to lose a valuable asset.

Future acquisitions may be difficult to integrate, disrupt our business, dilute stockholder value or divert management attention.

As part of our business strategy, we may seek to acquire or invest in businesses, products or technologies that we believe could complement or expand our business, augment our market coverage, enhance our technical capabilities or otherwise offer growth opportunities. Acquisitions could create risks for us, including:

o difficulties in assimilation of acquired personnel, operations, technologies or products;

o    unanticipated costs associated with acquisitions;

o    diversion of management's attention from other business concerns;

o adverse effects on our existing business relationships with suppliers and customers; and

o use of substantial portions of our available cash, including the proceeds of this offering, to consummate the acquisitions.

In addition, if we consummate acquisitions through an exchange of our securities, our existing stockholders could suffer significant dilution. Any future acquisitions, even if successfully completed, may not generate any additional revenue or provide any benefit to our business.

We are subject to risks of operating internationally.

International sales accounted for approximately 12%, 13% and 23% of our revenues in 1997, 1998 and 1999, respectively. We expect that international sales will account for a significant portion of our business in the future. However, there can be no assurance that we will be able to maintain or increase international sales of its products. International sales are subject to a variety of risks, including:

o difficulties in establishing and managing international distribution channels;

o difficulties in selling, servicing and supporting overseas products and in translating products into foreign languages;

o the uncertainty of laws and enforcement in certain countries relating to the protection of intellectual property;

o    multiple and possibly overlapping tax structures;

o    currency and exchange rate fluctuations; and

o    economic or political changes in international markets.

Our executive officers, directors and major stockholders possess significant control over us which may lead to conflicts with other stockholders over corporate governance matters.

Our officers, directors and their affiliated entities, and other holders of 5% or more of our outstanding capital stock, together beneficially owned approximately 45.17% of the outstanding shares of our common stock as of March 13, 2000. As a result, such persons will have the ability to elect our board of directors and to determine the outcome of corporate actions requiring stockholder approval, irrespective of how other of our stockholders may vote. This concentration of ownership may have the effect of delaying or preventing a change in control of us which may be favored by a majority of the remaining stockholders, or cause a change of control not favored by our other stockholders.

Year 2000 compliance issues could harm our business.

In prior years, we discussed the nature and progress of our plans to become Year 2000 ready. In late 1999, we completed our remediation and testing of our systems. As a result of those planning and implementation efforts, we experienced no significant disruptions in mission critical information technology and non-information technology systems and believe those systems successfully responded to the Year 2000 date change. We are not aware of any material problems resulting from Year 2000 issues, either with our products, our internal systems, or the products and services of third parties. We will continue to monitor our mission critical computer applications and those of our suppliers and vendors throughout the year 2000 to ensure that any latent Year 2000 matters that may arise are addressed promptly.

ITEM 2.  Properties

The Company's corporate headquarters, which is also its principal administrative, selling, marketing, customer service and support and product development facility, is located in Maynard, Massachusetts and consists of approximately 105,000 square feet under a lease which expires on March 31, 2005 with annual base rent of $530,000. The Company also leases approximately 29,000 square feet in a facility in Novato, California that is used for the development and manufacture of certain movie products under a lease which expires in June, 2001, with an annual base rent of $393,000. The Company purchased approximately 24,000 square feet of office and manufacturing space in Greenville, New Hampshire on February 15, 2000 for $280,000. Also, the Company leases two facilities totaling approximately 13,000 square feet in Greenville, New Hampshire that are used for the development and final assembly of its video servers. Acquired in December with the acquisition of Digital Video Arts was approximately 3,442 square feet of office space in Dresher, Pennsylvania, which is primarily used for the development of custom software products for companies specializing in digital video and interactive television. The Company also leases small research and development and/or sales and support offices in Atlanta, Georgia, San Francisco, California, Denver, Colorado, Orlando, Florida, St. Louis, Missouri, Reno, Nevada, Valbonne, France, and Singapore.

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

ITEM 4.  Submission of Matters To A Vote Of  Securities Holders

No matters were submitted during the fourth quarter of the fiscal year ended December 31, 1999 to a vote of security holders of the Company through the solicitation of proxies or otherwise.

PART II

ITEM 5.   Market for Registrant's Common Equity and Related Stockholder Matters

The Company's Common Stock is traded on the Nasdaq National Market under the symbol "SEAC." The following table sets forth the high and low closing sale prices for the Common Stock for the periods indicated, as reported on the Nasdaq National Market. All prices reflect the Company's 3-for-2 stock split which became effective on December 27, 1999.

                                                      High                Low
                                                      ----                ---
Year ended December 31, 1999
    First Quarter                                    $6.080              $4.000
    Second Quarter                                   12.080               5.300
    Third Quarter                                    14.220               8.750
    Fourth Quarter                                   35.380              10.670

Year ended December 31, 1998
    First Quarter                                     5.667               4.417
    Second Quarter                                    8.667               3.959
    Third Quarter                                     7.833               3.833
    Fourth Quarter                                    5.833               3.833

On March 28, 2000, the last reported sale price of the Common Stock on the Nasdaq National Market was $73.50. As of March 28, 2000, there were approximately 133 stockholders of record of the Company's Common Stock, as shown in the records of the Company's transfer agent. The Company believes that the number of beneficial holders of the Company's Common Stock exceeds 2,500. The Company has not paid any cash dividends on its capital stock since its inception, and does not expect to pay cash dividends on its Common Stock in the foreseeable future. The Company currently intends to retain all of its future earnings for use in the operation and expansion of the business.

On December 30, 1999, in connection with the acquisition by the Company of all of the issued and outstanding shares of capital stock of Digital Video Arts, Ltd., the Company issued an aggregate of 330,000 shares of common stock to the shareholders of Digital Video Arts, Ltd. and to Corum Group Ltd. pursuant to
Section 4(2) of the Securities Act. No underwriter was used in connection with this private placement of securities.

ITEM 6.  Selected Financial Data

The following selected consolidated financial data should be read in conjunction with the Company's consolidated financial statements and related notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in Item 7. The consolidated statement of operations data for each of the five years ended December 31, 1995, 1996, 1997, 1998 and 1999 and the consolidated balance sheet data at December 31, 1995, 1996, 1997, 1998 and 1999 are detailed below.

                                                                               Year Ended December 31,
                                                             ----------------------------------------------------------------------
                                                               1995           1996           1997            1998            1999
                                                             --------       --------       --------        --------        --------
                                                                           (in thousands, except per share data)
Consolidated Statement of Operations Data:
  Revenues
   Systems ...............................................   $ 21,999       $ 45,745       $ 60,414        $ 58,033        $ 68,457
   Services ..............................................      1,965          4,378          8,268          14,891          16,764
                                                             --------       --------       --------        --------        --------

                                                               23,964         50,123         68,682          72,924          85,221
                                                             --------       --------       --------        --------        --------

  Costs of revenues
   Systems ...............................................     14,917         27,133         34,740          35,772          38,889
   Services ..............................................      2,014          4,538          7,898          13,611          14,962
                                                             --------       --------       --------        --------        --------

                                                               16,931         31,671         42,638          49,383          53,851
                                                             --------       --------       --------        --------        --------

  Gross profit ...........................................      7,033         18,452         26,044          23,541          31,370
                                                             --------       --------       --------        --------        --------

  Operating expenses:
   Research and development ..............................      2,367          5,393         11,758          15,763          16,302
   Selling and marketing .................................      2,016          4,694          6,248           8,566           8,595
   General and administrative ............................      1,024          2,364          3,932           6,132           5,335
   Restructuring of operations ...........................         --             --             --             676              --
   Write-off of acquired in-process
    research and development .............................         --             --          5,290              --              --
   Acquisition costs .....................................         --             --             --              --             684
                                                             --------       --------       --------        --------        --------

                                                                5,407         12,451         27,228          31,137          30,916
                                                             --------       --------       --------        --------        --------

  Income (loss) from operations ..........................      1,626          6,001         (1,184)         (7,596)            454
  Interest income, net ...................................        121            375            663             235              28
                                                             --------       --------       --------        --------        --------

  Income (loss) before income taxes ......................      1,747          6,376           (521)         (7,361)            482
  Provision (benefit) for income taxes ...................        713          2,483          1,776          (2,789)            (15)
                                                             --------       --------       --------        --------        --------

  Net income (loss) ......................................   $  1,034       $  3,893       $ (2,297)       $ (4,572)       $    497
                                                             ========       ========       ========        ========        ========

  Basic earnings (loss) per share (1) ....................       $.18           $.48          $(.15)          $(.24)           $.02
                                                                 ====           ====          =====           =====            ====

  Diluted earnings (loss) per share (1) ..................       $.06           $.22          $(.15)          $(.24)           $.02
                                                                 ====           ====          =====           =====            ====

                                                                                December 31,
                                                    -------------------------------------------------------------------
                                                      1995          1996           1997           1998            1999
                                                    -------        -------        -------        -------        -------
                                                                               (in thousands)
Consolidated Balance Sheet Data:
  Working capital ..............................    $ 4,483        $26,943        $24,949        $22,871        $23,365
  Total assets .................................     14,651         46,467         52,512         54,527         62,304
  Long-term liabilities ........................         --             --             --          1,027          1,231
  Deferred revenue .............................        767          2,192          3,851          3,939          4,380
  Total liabilities ............................      8,646         14,240         17,510         23,207         27,963
  Redeemable convertible preferred stock .......      4,008             --             --             --             --
  Total stockholders' equity ...................      1,997         32,227         35,004         31,320         34,341

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

Overview

The Company develops, markets, licenses and sells digital advertising insertion, movie and broadcast systems and related services and movie content to television operators, telecommunications companies, the hospitality and commercial property markets and broadcast television companies. Revenues from systems sales are recognized upon shipment provided title and risk of loss has passed to the customer, there is evidence of an arrangement, fees are fixed and determinable collection of the related receivables is probable. If such uncertainties exist, such as performance criteria beyond the Company's standard terms and conditions, revenue is recognized upon customer acceptance. Installation and training revenue is deferred and recognized as these services are performed. Revenue from technical support and maintenance contracts is deferred and recognized ratably over the period of the related agreements, generally twelve months. Customers are billed for installation, training and maintenance at the time of the product sale. Revenue from content fees, primarily movies, is recognized in the period earned based on noncancelable agreements.

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

On December 30, 1999, the Company acquired all of the outstanding capital stock of Digital Video Arts, Ltd. ("DVA") in a stock for stock deal accounted for as a pooling of interests. DVA is a developer of custom software products specializing in digital video and interactive television. As a result of the acquisition, DVA became a wholly-owned subsidiary of the Company. The accompanying consolidated financial statements for all the periods presented have been restated to include the results of operations, financial position and cash flows of DVA.

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

                                                       Year ended December 31,
                                                     --------------------------
                                                     1997       1998       1999
                                                     ----       ----       ----
Revenues:
Systems
    Digital advertising insertion ..............     81.5%      60.5%      52.3%
    Movies .....................................      6.5       13.3        7.7
    Broadcast ..................................       --        5.8       19.7
    ITV ........................................       --         --         .6
Services .......................................     12.0       20.4       19.7
                                                    -----      -----      -----

                                                    100.0      100.0      100.0
                                                    -----      -----      -----

Cost of revenues:
Systems
    Digital advertising insertion ..............     47.1       36.4       29.7
    Movies .....................................      3.5        9.3        4.8
    Broadcast ..................................       --        3.3       10.8
    ITV ........................................       --         --         .4
Services .......................................     11.5       18.7       17.6
                                                    -----      -----      -----

                                                     62.1       67.7       63.3
                                                    -----      -----      -----

Gross profit ...................................     37.9       32.3       36.7
                                                    -----      -----      -----

Operating expenses:
          Research and development .............     17.1       21.6       19.1
          Selling and marketing ................      9.1       11.7       10.1
          General and administrative ...........      5.7        8.4        6.3
          Restructuring of operations ..........       --         .9         --
          Write-off of acquired in-
           process research and
           development .........................      7.7         --         --
          Acquisition costs ....................       --         --         .8
                                                    -----      -----      -----

                                                     39.6       42.6       36.3
                                                    -----      -----      -----

Income (loss) from operations ..................     (1.7)     (10.3)        .4
Interest income, net ...........................      1.0         .3         --
                                                    -----      -----      -----

Income (loss) before income taxes ..............      (.7)     (10.0)        .4
Provision (benefit) for income taxes ...........      2.6       (3.8)        --
                                                    -----      -----      -----

Net income (loss) ..............................     (3.3)%     (6.2)%       .4%
                                                    =====      =====      =====

Gross profit:
Systems
    Digital advertising insertion ..............     42.2%      39.8%      43.2%
    Movies .....................................     46.3%      30.0%      38.4%
    Broadcast ..................................       --       42.7%      45.3%
    ITV ........................................       --         --       35.2%
Services .......................................      4.5%       8.6%      10.7%

Year ended December 31, 1998 Compared to the Year Ended December 31, 1999

     Revenues

     Systems. The Company's systems revenues consist of sales of its digital video insertion, movie, broadcast and interactive television system products. Systems revenues increased 18% from $58.0 million in 1998 to $68.5 million in 1999. The increased systems revenues in 1999 compared to 1998 resulted from a increase of $12.6 million in broadcast systems revenues partially offset by a $3.1 million decrease in movie systems revenues. In addition, the Company had revenues of $500,000 related to first-time sales of residential ITV system sales. The Company expects future systems revenue growth, if any, to come principally from its broadcast and interactive television system products.

     For the years ended December 31, 1998 and 1999, certain customers accounted for more than 10% of the Company's total revenues. Individual customers accounted for 24% and 15% of total revenues in 1998 and 15% and 10% of total revenues in 1999. The Company believes that revenues from current and future large customers will continue to represent a significant proportion of total revenues.

     International sales accounted for approximately 13% and 23% of total revenues in the years ended December 31, 1998 and 1999, respectively. The Company expects that international sales will remain a significant portion of the Company's business in the future. As of December 31, 1999, substantially all sales of the Company's products were made in United States dollars. The Company does not expect to change this practice in the foreseeable future. Therefore, the Company has not experienced, nor does it expect to experience in the near term, any material impact from fluctuations in foreign currency exchange rates on its results of operations or liquidity. If this practice changes in the future, the Company will reevaluate its foreign currency exchange rate risk.

     Services. The Company's services revenues consist of fees for installation, training, product maintenance, technical support services and movie content fees. The Company's services revenues increased 13% to $16.8 million in 1999 from $14.9 million in 1998. This increase in services revenues primarily resulted from the renewals of maintenance and support contracts and the impact of a growing installed base of systems.

     Gross Profit

     Systems. Costs of systems revenues consist primarily of the cost of purchased components and subassemblies, labor and overhead relating to the final assembly and testing of complete systems and related expenses. Costs of systems revenues increased 9% from $35.8 million in 1998 to $38.9 million in 1999. In 1999, the increase in costs of systems revenues reflects the higher revenue level and increased manufacturing labor and overhead costs incurred to support changes in the product mix, including the introduction of the new broadcast and video on demand products.

     Systems gross profit as a percentage of systems revenues were 38.4% and 43.2% in 1998 and 1999, respectively. The increase in systems gross profit in 1999 was primarily due to higher systems revenue and lower material and labor costs as a percentage of systems revenue. The gross profits in 1998 and 1999 were impacted by increases of approximately $2.0 million and $500,000, respectively, in the Company's inventory valuation allowance. The Company evaluates inventory levels and expected usage on a periodic basis and provides a valuation allowance for estimated inactive, obsolete and surplus inventory.

     Services. Costs of services revenues consist primarily of labor, materials and overhead relating to the installation, training, product maintenance and technical support services provided by the Company and costs associated with providing movie content. Costs of services revenues increased 10% from $13.6 million in 1998 to $15.0 million in 1999, primarily as a result of the costs associated with the Company hiring and training additional service personnel to provide worldwide support for the growing installed base of digital ad insertion, movie, broadcast and video on demand systems and costs associated with providing movie content. Services gross profit margin as a percentage of services revenue was 9.0% in 1998 and 11% in 1999. The higher services gross profit in 1999 is primarily due to higher level of services revenue. The Company expects that it will continue to experience fluctuations in gross profit as a percentage of services revenue as a result of the timing of revenues from product and maintenance support and other services to support the growing installed base of systems and the timing of costs associated with the Company's ongoing investment required to build a service organization to support the installed base of systems and new products.

     Research and Development. Research and development expenses consist primarily of compensation of development personnel, depreciation of equipment and an allocation of related facilities expenses. Research and development expenses increased 3% from $15.8 million in 1998 to $16.3 million in 1999. The increase in the dollar amount in 1999 was primarily attributable to the hiring and contracting of additional development personnel which reflects the Company's continuing investment in new products. All internal software development costs to date have been expensed by the Company. The Company expects that research and development expenses will continue to increase in dollar amount as the Company continues its development and support of new and existing products.

     Selling and Marketing. Selling and marketing expenses consist primarily of compensation expenses, including sales commissions, travel expenses and certain promotional expenses. Selling and marketing expenses remained flat at $8.6 million in 1998 and 1999.

     General and Administrative. General and administrative expenses consist primarily of compensation of executive, finance, human resource and administrative personnel, legal and accounting services and an allocation of related facilities expenses. General and administrative expenses decreased 13% from $6.1 million in 1998 to $5.3 million in 1999. The decrease in the dollar amounts was primarily attributable to lower payroll and related costs related to the centralization of accounting and administrative functions and lower legal costs.

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

     Acquisition Costs. On December 30, 1999, the Company acquired all of the authorized and outstanding common stock of Digital Video Arts, Ltd. ("DVA") in exchange for 330,000 shares of the Company's common stock using an exchange ratio of 0.033 of one share of the Company's common stock for each DVA share. The acquisition was accounted for as a pooling of interests. DVA is a developer of custom software products specializing in digital video and interactive television. As a result of the acquisition, DVA became a wholly-owned subsidiary of the Company. Total revenues of $85.2 million for the year ended December 31, 1999 consisted of $84.2 million of the Company's revenues and $1.0 million of DVA's revenues. Net income of $497,000 for the same period consisted of the Company's net income of $1.1 million and a DVA net loss of $592,000. Included in net income were acquisition costs of $684,000 consisting primarily of professional service fees. Due to the acquisition, DVA's previously unrecognized tax benefits of operating loss carryforwards were recognized by the combined Company in the applicable period.

     Interest Income, net. Interest income, net was approximately $235,000 and $28,000 in 1998 and 1999, respectively. The decrease in interest income, net in 1999 primarily resulted from lower average invested balances in 1999 and interest expense on borrowings.

     Provision (Benefit) for Income Taxes. The Company's effective tax benefit rate was 37.9% and 3% in 1998 and 1999, respectively, due to the taxable loss in 1998 and the utilization of operating tax loss carryforwards associated with the acquisition of DVA in 1999.

     The Company had net deferred tax assets of $1,967,000 and $2,900,000 at December 31, 1998 and 1999, respectively. The Company has made the determination it is more likely than not that it will realize the benefits of the net deferred tax assets. As a result of the acquisition of IPC, the Company acquired deferred tax assets of $3.4 million, consisting primarily of net operating loss carryforwards. As discussed in Note 7 of the consolidated financial statements, the Company maintains a valuation allowance on the acquired net deferred tax assets.

Year ended December 31, 1997 Compared to the Year Ended December 31, 1998

     Revenues

     Systems. Systems revenues decreased 4% from $60.4 million in 1997 to $58.0 million in 1998. The decreased systems revenues in 1998 compared to 1997 resulted from a decrease of approximately $11.9 million in digital advertising insertion systems revenues, offset by an increase of $5.3 million in movie systems revenues and an increase $4.2 million in broadcast systems revenues. The decrease in digital advertising insertion systems revenues is primarily attributable to a decrease in the volume of digital video insertion systems sold due to a shift in spending by U.S. cable operators on these products. U.S. cable operators have shifted their spending patterns to buy expansions to existing systems and to buy smaller scale digital ad insertion systems. The increase in 1998 of movie systems revenues of approximately $5.3 million is primarily attributable to an increase in the volume of movie systems sold as a result of the acquisition of SC Asia. The increase in 1998 of approximately $4.2 million in broadcast systems is attributable to the initial introduction of the product during the quarter ended June 30, 1998.

     For the years ended December 31, 1997 and 1998, certain customers accounted for more than 10% of the Company's total revenues. Individual customers accounted for 24%, 17% and 10% of total revenues in 1997 and 24% and 15% of total revenues in 1998. International sales accounted for approximately 12% and 13% of total revenues in the years ended December 31, 1997 and 1998, respectively.

     Services. The Company's services revenues increased 80% to $14.9 million in 1998 from $8.3 million in 1997. These increases in services revenues primarily resulted from the increase in product sales and renewals of maintenance and support contracts related to the growing installed base of systems and additional service revenues in the form of movie content fees as a result of the acquisition of SC Asia.

     Gross Profit

     Systems. Costs of systems revenues increased 3% from $34.7 million in 1997 to $35.8 million in 1998. In 1998, the increase in costs of systems revenues reflects increased manufacturing labor and overhead costs incurred to support changes in the product mix, including the introduction of the broadcast products.

     Systems gross profit as a percentage of systems revenues was 42.5% and 38.4% in 1997 and 1998, respectively. The decrease in systems gross profit in 1998 is attributable to a shift in the mix of system sales and higher manufacturing labor and overhead costs. The decrease in gross profit of digital advertising insertion systems is primarily attributable to revenues including a greater percentage of smaller scale digital ad insertion systems and expansions to existing systems which have higher costs on certain purchased components and the overall higher manufacturing labor and overhead costs. The decrease in gross profit of movie systems is primarily attributable to higher costs on certain purchased components, specifically set-top boxes, and overall higher manufacturing labor and overhead costs. The gross profit of the broadcast products, introduced in 1998, offset the decreases in the gross profit of the movie and digital advertising insertion system products. The gross profits in 1997 and 1998 were impacted by increases of approximately $1.7 million and $2.0 million, respectively, in the Company's inventory valuation allowance.

     Services. Costs of services revenues increased 72% from $7.9 million in 1997 to $13.6 million in 1998, primarily as a result of the costs associated with the Company hiring and training additional service personnel to provide worldwide support for the growing installed base of digital ad insertion, movie and broadcast systems and costs associated with providing movie content. Services gross profit as a percentage of services revenue was 4.5% and 8.6% in 1997 and 1998, respectively. Improvements in the services gross profit in 1998 reflects the increases in the installed base of systems under service contracts. Also, the services gross profit in 1998 includes gross profit generated from the movie content fees as a result of the acquisition of SC Asia.

     Research and Development. Research and development expenses increased 34% from $11.8 million in 1997 to $15.8 million in 1998. The increase in the dollar amount in 1998 was primarily attributable to the hiring and contracting of additional development personnel which reflects the Company's continuing investment in new products and the additional resources acquired with IPC.

     Selling and Marketing. Selling and marketing expenses increased 37% from $6.2 million in 1997 to $8.6 million in 1998. The increases in the dollar amounts were attributable to the hiring of additional selling and marketing personnel, increased international selling efforts and expanded promotional activities to support the movie and broadcast products.

     General and Administrative. General and administrative expenses increased 56% from $3.9 million in 1997 $6.1 million in 1998. The increases in the dollar amounts were primarily attributable to increased staffing and related costs to support the Company's expanded operations and the acquisition of SC Asia.

     Write-off of Acquired In-Process Research and Development. In connection with the acquisition of IPC, the Company acquired certain technology that can be used with the Company's video server technology to provide interactive television network systems to the hospitality and commercial property markets. As discussed in Note 5 to the consolidated financial statements, the Company recorded a charge to operations of $5,290,000 for the write-off of in-process research and development, the value of which was determined based upon an independent appraisal. In addition, the Company recorded intangible assets of $1,635,000 that included approximately $850,000 of software. Of the acquired technology, the capitalized amount reflects the allocation of the purchase price to the software technology deemed technologically feasible, including the operating system and software for the distribution of movies over the network. Acquired technology, including software to provide certain new interactive features and functions over the network, included in the in-process write-off reflects the purchase price allocated to technology currently under development and not considered technologically feasible at the time of the acquisition and with no alternative future use. The Company was continuing the development of the software applications and hardware design of this in-process development as of December 31, 1998. Management has substantially completed this in-process development as of December 31, 1999 and expects to complete some features in 2000.

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

     Interest Income, net. Interest income, net was approximately $663,000 and $235,000 in 1997 and 1998, respectively. The decrease in interest income, net in 1998 primarily resulted from lower average invested balances in 1998.

     Provision (Benefit) for Income Taxes. The Company's effective tax rate for 1997 was significantly impacted by the write-off of the acquired in-process research and development which due to the tax-free nature of the transaction to IPC stockholders, is not deductible for tax purposes by the Company. Accordingly, in 1997 the Company recorded a tax provision of approximately $1.8 million despite a book pre-tax operating loss. The Company's effective tax benefit rate was 37.9% in 1998 due to the taxable loss in 1998.

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

Quarterly Results of Operations

The following table presents certain unaudited quarterly information for the eight quarters ended December 31, 1999. Gross profit shown for systems and services revenues at the bottom of the table is stated as a percentage of related revenues. This information is derived from unaudited financial statements and has been prepared on the same basis as the Company's audited financial statements which appear elsewhere in this Annual Report. In the opinion of the Company's management, this data reflects all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the information when read in conjunction with the Company's Consolidated Financial Statements and Notes thereto. The results for any quarter are not necessarily indicative of future quarterly results, and the Company believes that period-to-period comparisons should not be relied upon as an indication of future performance.

                                                                           Quarter Ended
                               ---------------------------------------------------------------------------------------------------
                               March 31,    June 30,     Sept. 30,    Dec. 31,    March 31,     June 30,     Sept. 30,    Dec. 31,
                               ---------    --------     ---------    --------    ---------     --------     ---------    --------
                                 1998         1998         1998         1998         1999         1999         1999         1999
                               --------     --------     --------     --------     --------     --------     --------     --------
                                                                           (in thousands)
Quarterly Financial
 Data (Unaudited):
Revenues
 Systems ...................   $ 14,807     $ 13,207     $ 14,240     $ 15,779     $ 16,924     $ 17,443     $ 17,507     $ 16,583
 Services ..................      3,531        3,728        3,924        3,708        3,887        4,231        4,202        4,444
                               --------     --------     --------     --------     --------     --------     --------     --------

                                 18,338       16,935       18,164       19,487       20,811       21,674       21,709       21,027
                               --------     --------     --------     --------     --------     --------     --------     --------

Costs of revenues
 Systems ...................      8,967        8,223        8,897        9,685        9,873       10,080        9,895        9,041
 Services ..................      3,092        3,206        3,861        3,452        3,444        3,633        3,813        4,072
                               --------     --------     --------     --------     --------     --------     --------     --------

                                 12,059       11,429       12,758       13,137       13,317       13,713       13,708       13,113
                               --------     --------     --------     --------     --------     --------     --------     --------

Gross profit ...............      6,279        5,506        5,406        6,350        7,494        7,961        8,001        7,914
                               --------     --------     --------     --------     --------     --------     --------     --------

Operating expenses
 Research and development ..      4,003        3,900        3,897        3,963        4,120        4,274        3,979        3,929
 Selling and marketing .....      1,921        2,158        2,013        2,474        1,996        2,031        2,154        2,414
 General and administrative       1,637        1,801        1,259        1,435        1,388        1,360        1,332        1,255
 Restructuring of operations        676           --           --           --           --           --           --           --
 Acquisition costs .........         --           --           --           --           --           --           --          684
                               --------     --------     --------     --------     --------     --------     --------     --------

                                  8,237        7,859        7,169        7,872        7,504        7,665        7,465        8,282
                               --------     --------     --------     --------     --------     --------     --------     --------

Income (loss) from
 operations ................     (1,958)      (2,353)      (1,763)      (1,522)         (10)         296          536         (368)
Interest income, net .......        107           77           26           25           11            8          (13)          22
                               --------     --------     --------     --------     --------     --------     --------     --------

Income (loss) before
 income taxes ..............     (1,851)      (2,276)      (1,737)      (1,497)           1          304          523         (346)
Provision (benefit) for
 income taxes ..............       (709)        (769)        (770)        (541)          33          (96)         231         (183)
                               --------     --------     --------     --------     --------     --------     --------     --------

Net income (loss) ..........   $ (1,142)    $ (1,507)    $   (967)    $   (956)    $    (32)    $    400     $    292     $   (163)
                               ========     ========     ========     ========     ========     ========     ========     ========

Basic earnings (loss)
 per share .................   $   (.06)    $   (.08)    $   (.05)    $   (.05)    $   0.00     $   0.02     $   0.01     $  (0.01)
Diluted earnings (loss)
 per share .................   $   (.06)    $   (.08)    $   (.05)    $   (.05)    $   0.00     $   0.02     $   0.01     $  (0.01)

Gross profit
 Systems ...................       39.4%        37.7%        37.5%        38.6%        41.7%        42.2%        43.5%        45.5%
 Services ..................       12.4%        14.0%         1.6%         6.9%        11.4%        14.1%         9.3%         8.4%

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

Liquidity and Capital Resources

The Company has financed its operations and capital expenditures primarily with the proceeds of the Company's common stock, borrowings and cash flows generated from operations. Cash, cash equivalents and marketable securities increased $5.9 million from $5.4 million at December 31, 1998 to $11.3 million at December 31, 1999. Working capital increased from approximately $22.9 million at December 31, 1998 to approximately $23.4 million at December 31, 1999.

Net cash used in operating activities was approximately $9.0 million and $7.5 million for the years ended December 31, 1997 and 1998, respectively. Net cash provided by operating activities was approximately $8.6 million for the year ended December 31,1999. The net cash provided by operating activities during 1999 was the result of the net income adjusted for non-cash expenses including depreciation and amortization, deferred income taxes, inventory valuation allowance and the changes in certain assets and liabilities. The significant net changes in assets and liabilities that provided cash in operations include an increase in accounts payable and a decrease in income taxes receivable, primarily resulting from a $1.8 million federal income tax refund. These items that provided cash from operations was offset by an increase in inventories, principally attributable to the increase in the number of product lines.

Net cash used in investing activities was approximately $10.8 and $3.1 million for the years ended December 31, 1997 and 1999, respectively. Net cash provided by investing activities was approximately $5.5 million in the year ended December 31, 1998. Investment activity consisted primarily of capital expenditures related to the acquisition of computer equipment, office furniture, and other capital equipment required to support the expansion and growth of the business.

Net cash provided by financing activities was approximately $4.1 million and $364,000 for the years ended December 31, 1998 and 1999, respectively. Net cash used in financing activities was approximately $454,000 in the year ended December 31, 1997. In 1999, the cash provided by financing included $1.1 million of borrowings under the equipment line of credit and $2.0 million received in connection with the issuance of common stock pursuant to both the exercise of stock options and purchases under the employee stock purchase plan. During the same period, cash used by financing activities included the repayment of $2.2 million outstanding under the revolving line of credit and the equipment line of credit and $500,000 in principal payments under the Company's capital lease obligations.

The Company has a $6.0 million revolving line of credit and a $3.0 million equipment line of credit with a bank. The revolving line of credit expired in October 1999 and was subsequently extended until March 31, 2000. The equipment line of credit expired in June 1999 and was subsequently extended until March 31, 2000. The Company is in the process of renewing both lines of credit. Borrowings under the lines of credit are secured by substantially all of the Company's assets. Loans made under the revolving line of credit would generally bear interest at a rate per annum equal to the bank's base rate plus .5%. Loans made under the equipment line of credit bear interest at a rate per annum equal to the bank's base rate plus 1.0% (9.5% at December 31, 1999). The loan agreement relating to the lines of credit requires that the Company provide the bank with certain periodic financial reports and comply with certain financial ratios including the maintenance of total liabilities, excluding deferred revenue, to net worth of at least .80 to 1.0. At December 31, 1999 the Company was in compliance with all covenants. As of December 31, 1999, there were no borrowings against the line of credit. As of December 31, 1999, borrowings against the equipment line of credit were $2,332,000. Maturities of the equipment line of credit are $859,000, $614,000 and $215,000 in 2000, 2001 and
2002, respectively.

The Company believes that existing funds together with available borrowings under the line of credit and equipment line facility are adequate to satisfy its working capital and capital expenditure requirements for the foreseeable future.

The Company had no material capital expenditure commitments as of December 31, 1999.

Impact of Year 2000.

In prior years, the Company discussed the nature and progress of its plans to become Year 2000 ready. In late 1999, the Company completed its remediation and testing of systems. As a result of those planning and implementation efforts, the Company experienced no significant disruptions in mission critical information technology and non-information technology systems and believes those systems successfully responded to the Year 2000 date change. The Company is not aware of any material problems resulting from Year 2000 issues, either with its products, its internal systems, or the products and services of third parties. The Company will continue to monitor its mission critical computer applications and those of its suppliers and vendors throughout the year 2000 to ensure that any latent Year 2000 matters that may arise are addressed promptly.

Effects of Inflation

Management believes that financial results have not been significantly impacted by inflation and price changes.

Recent Accounting Pronouncements.

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133,"Accounting for Derivatives and Hedging Activities," which establishes accounting and reporting standards for derivative instruments, including derivative instruments embedded in other contracts, collectively referred to as derivatives, and for hedging activities. The Company will adopt SFAS No. 133 as required by SFAS No. 137, "Deferral of the effective date of the FASB Statement No. 133," in fiscal year 2001. To date the Company has not utilized derivative instruments or hedging activities and, therefore, the adoption of SFAS 133 is not expected to have a material impact on our financial position or results of operations.

In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." SAB 101 summarizes the SEC's view in applying generally accepted accounting principles to selected revenue recognition issues. The application of the guidance in SAB 101 will be required in the Company's second quarter of the fiscal year 2000. The effects of applying this guidance, if any, will be reported as a cumulative effect adjustment resulting from a change in accounting principle. The Company's evaluation of SAB 101 is not yet complete.

ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk

The Company faces exposure to financial market risks, including adverse movements in foreign currency exchange rates and changes in interest rates. These exposures may change over time as business practices evolve and could have a material adverse impact on the Company's financial results. The Company's primary exposure has been related to local currency revenue and operating expenses in Europe and Asia. Historically, the Company has not hedged specific currency exposures as gains and losses on foreign currency transactions have not been material to date. At December 31, 1999, the Company had $1,704,000 outstanding related to variable rate U.S. dollar denominated short-term debt. The carrying value of these short-term borrowings approximates fair value due to the short maturities of these instruments. Assuming a hypothetical 10% adverse change in the interest rate, interest expense on these short-term borrowings would increase by $16,000.

The carrying amounts reflected in the consolidated balance sheet of cash and cash equivalents, trade receivables, and trade payables approximates fair value at December 31, 1999 due to the short maturities of these instruments.

The Company maintains investment portfolio holdings of various issuers, types, and maturities. The Company's cash and marketable securities include cash equivalents, which the Company considers securities to be purchased with original maturities of three months or less given the short maturities and investment grade quality of the portfolio holdings at December 31, 1999, a sharp rise in interest rates should not have a material adverse impact on the fair value of the Company's investment portfolio. As a result, the Company does not currently hedge these interest rate exposures.

ITEM 8.  Financial Statements and Supplementary Data

The Company's Financial Statements and Schedules, together with the auditors' reports thereon, appear at pages F-1 through F-21, and S-1 through S-2, respectively, of this Form 10-K.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

PART III

ITEM 10.  Directors and Executive Officers of the Registrant

Information concerning the directors of the Registrant is hereby incorporated by reference from the information contained under the heading " Election of Directors" in the Registrant's definitive proxy statement related to the Registrant's 1999 Annual Meeting of Stockholders which will be filed with the Commission within 120 days after the close of the fiscal year (the "Definitive Proxy Statement").

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

ITEM 14.  Exhibits and Financial Statement Schedules

PART IV

(a)(1) INDEX TO THE CONSOLIDATED FINANCIAL STATEMENTS

The following Consolidated Financial Statements of the Registrant are filed as part of this report:

                                                                                                           Page
                                                                                                           ----
Report of Independent Accountants                                                                           F-1
Consolidated Balance Sheet as of December 31, 1998 and 1999                                                 F-2
Consolidated Statement of Operations for the years ended December 31, 1997, 1998 and 1999                   F-3
Consolidated Statement of Stockholders' Equity for the years ended December 31, 1997, 1998 and 1999         F-4
Consolidated Statement of Cash Flows for the years ended December 31, 1997, 1998 and 1999                   F-6
Notes to Consolidated Financial Statements                                                                  F-8

(a)(2) INDEX TO FINANCIAL STATEMENT SCHEDULES

The following Financial Statement Schedule of the Registrant is filed as part of this report:

                                                                                                           Page
                                                                                                           ----
Schedule I  - Report of Independent Accountants on Financial Statement Schedule                             S-1
Schedule II - Valuation and Qualifying Accounts and Reserves                                                S-2

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

Dated:  MARCH 30, 2000
                                   SEACHANGE INTERNATIONAL, INC.

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

                   Signature                                  Title(s)                                      Date
                   ---------                                  --------                                      ----
/s/ William C. Styslinger, III                   President, Chief Executive Officer,                       March 30, 2000
------------------------------
                                                 Chairman of the Board and Director
William C. Styslinger, III                       (Principal Executive Officer)

/s/ William L. Fiedler                           Vice President, Finance and                               March 30, 2000
----------------------
                                                 Administration, Chief Financial
William L. Fiedler                               Officer and Treasurer (Principal
                                                 Financial and Accounting Officer)

/s/ Martin R. Hoffmann                           Director                                                  March 30, 2000
----------------------

Martin R. Hoffmann

/s/ Paul Saunders                                Director                                                  March 30, 2000
-----------------

Paul Saunders

/s/ Carmine Vona                                 Director                                                  March 30, 2000
----------------

Carmine Vona

                                  Exhibit Index

Exhibit No.                        Description

   3.1 Amended and Restated Certification of Incorporation (incorporated by reference to the Registrant's Annual Report on Form 10-K filied March 28, 1997).

   3.2 Amended and Restated By-laws of the Company (incorporated by reference to the Registrant's Annual Report on Form 10-K filed March 28, 1997).

   4.1    Form of Stock Restriction Agreement (incorporated by reference to
          Exhibit 4.3 to the Registrant's Registration Statement on Form S-1, Registration No. 333-12233).

   4.2 Form of Stock Restriction Agreement Amendment (incorporated by reference to Exhibit 4.4 to the Registrant's Registration Statement on Form S-1, Registration No. 333-12233).

   10.1 Amended and Restated 1995 Stock Option Plan (incorporated by reference to Exhibit 10.1 to the Registrant's Registration Statement on Form S-1, Registration No. 333-12233).

   10.2 1996 Non-Employee Director Stock Option Plan (incorporated by reference to Exhibit 10.2 to the Registrant's Registration Statement on From S-1, Registration No. 333-12233).

   10.3 Lease Agreement dated May 28, 1998 between Robert Quirk, Trustee of Maynard Industial Properties Associates Trust and the Company. (incorporated by reference to the Company's Annual Report on Form 10-K filed March 24, 1999)

   10.4 Sublease agreement dated June 20, 1996 between Harding Lawson Associates, Inc. and the Company. (incorporated by reference to the Company's Annual Report on Form 10-K filed March 24, 1999)

   10.5 Loan and Security Agreement dated November 10, 1990 between Silicon Valley Bank and the Company. (incorporated by reference to the Company's Annual Report on Form 10-K filed March 24, 1999)

   10.7 License Agreement dated May 30, 1996 between Summit Software Systems, Inc. and the Company (incorporated by reference to Exhibit 10.7 to the Registrant's Registration Statement on From S-1, Registration No. 333-12233).

   10.8 Stock Purchase Agreement, dated December 10, 1997, by and among the Company, IPC Interactive Pte. Ltd. and the shareholders of IPC Interactive Pte. Ltd. (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed December 24, 1997).

   10.9 Stock Purchase Agreement, dated as of December 30, 1999, by and among the Company, Digital Video Arts, Ltd., the stockholders of Digital Video Arts, Ltd. and Corum Group Ltd. (incorporated by reference to
          Exhibit 2.1 to the Company's Current Report on Form 8-K filed January 14, 2000).

   10.10 Registration Rights Agreement, dated as of December 30, 1999, by and among the Company, Digital Video Arts, Ltd., the stockholders of Digital Video Arts, Ltd. and Corum Group Ltd. (incorporated by reference to Exhibit 2.2 to the Company's Current Report on Form 8-K filed January 14, 2000).

   10.11 Escrow Agreement, dated as of December 30, 1999, by and among the Company, Digital Video Arts, Ltd., the stockholders of Digital Video Arts, Ltd. and State Street Bank and Trust Company as escrow agent (incorporated by reference to Exhibit 2.3 to the Company's Current Report on Form 8-K filed January 14, 2000).

   10.12* First Loan Modification Agreement, dated as of March 27, 2000, by and between the Company and Silicon Valley Bank.

   10.13* Revolving Line of Credit Amendment, dated as of March 1, 2000, by and between the Company and Silicon Valley Bank.

   21.1*  List of Significant Subsidiaries

   23.1*  Consent of PricewaterhouseCoopers LLP.

   27.1* Financial Data Schedule (For SEC Edgar Filing Only; Intentionally Omitted).

   27.2* Financial Data Schedule (For SEC Edgar Filing Only; Intentionally Omitted).

          * Filed herewith.

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of SeaChange International, Inc.:

In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, of stockholders' equity and of cash flows present fairly, in all material respects, the financial position of SeaChange International, Inc. and its subsidiaries at December 31, 1998 and 1999 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


/s/PricewaterhouseCoopers LLP
Boston, Massachusetts
January 31, 2000

                          SeaChange International, Inc.
                           Consolidated Balance Sheet
                        (in thousands, except share data)

                                                                          December 31,
                                                                  --------------------------
                                                                    1998              1999
                                                                  --------          --------
Assets
Current assets
  Cash and cash equivalents                                       $  5,442          $ 11,318
  Accounts receivable, net of allowance for doubtful
     accounts of $870 at December 31, 1998 and
     $908 at December 31, 1999                                      17,663            17,840
  Inventories                                                       16,157            17,128
  Income taxes receivable                                            2,117                60
  Prepaid expenses                                                   1,705             1,508
  Deferred income taxes                                              1,967             2,243
                                                                  --------          --------

  Total current assets                                              45,051            50,097

Property and equipment, net                                          8,050            10,538
Other assets                                                           229               884
Goodwill and intangibles, net                                        1,197               785
                                                                  --------          --------

                                                                  $ 54,527          $ 62,304
                                                                  ========          ========
Liabilities and Stockholders' Equity
Current liabilities
  Line of credit                                                  $  2,000          $    --
  Current portion of equipment line of credit
     and obligations under capital lease                               555             1,048
  Accounts payable                                                  10,103            15,038
  Accrued expenses                                                   3,404             3,499
  Customer deposits                                                  1,704             2,092
  Deferred revenue                                                   3,939             4,380
  Income taxes payable                                                 475               675
                                                                  --------          --------

     Total current liabilities                                      22,180            26,732
                                                                  --------          --------

Long-term equipment line of credit and
  obligations under capital lease                                    1,027             1,231
                                                                  --------          --------

Commitments (Note 11)

Stockholders' Equity
Common stock, $.01 par value; 50,000,000
  shares authorized; 20,918,260 shares and
    21,285,855 shares issued at December 31,
     1998 and 1999, respectively                                       209               213
Additional paid-in capital                                          33,107            35,634
Accumulated deficit                                                 (1,937)           (1,440)
Treasury stock, 60,750 shares                                          --                 (1)
Accumulated other comprehensive income                                 (59)              (65)
                                                                  --------          --------

     Total stockholders' equity                                     31,320            34,341
                                                                  --------          --------

                                                                  $ 54,527          $ 62,304
                                                                  ========          ========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                          SeaChange International, Inc.
                      Consolidated Statement of Operations
                        (in thousands, except share data)

                                                                    Year ended December 31,
                                                  ----------------------------------------------------------
                                                      1997                   1998                   1999
                                                  ------------           ------------           ------------
Revenues
  Systems                                         $     60,414           $     58,033           $     68,457
  Services                                               8,268                 14,891                 16,764
                                                  ------------           ------------           ------------

                                                        68,682                 72,924                 85,221
                                                  ------------           ------------           ------------

Costs of revenues
  Systems                                               34,740                 35,772                 38,889
  Services                                               7,898                 13,611                 14,962
                                                  ------------           ------------           ------------

                                                        42,638                 49,383                 53,851
                                                  ------------           ------------           ------------

  Gross profit                                          26,044                 23,541                 31,370
                                                  ------------           ------------           ------------

Operating expenses
  Research and development                              11,758                 15,763                 16,302
  Selling and marketing                                  6,248                  8,566                  8,595
  General and administrative                             3,932                  6,132                  5,335
  Restructuring of operations                             --                      676                   --
  Write-off of acquired
    in-process research and
     development                                         5,290                   --                     --
  Acquisition costs                                       --                     --                      684
                                                  ------------           ------------           ------------

                                                        27,228                 31,137                 30,916
                                                  ------------           ------------           ------------

  Income (loss) from operations                         (1,184)                (7,596)                   454

Interest income, net                                       663                    235                     28
                                                  ------------           ------------           ------------

  Income (loss) before income taxes                       (521)                (7,361)                   482

Provision (benefit) for income taxes                     1,776                 (2,789)                   (15)
                                                  ------------           ------------           ------------

  Net income (loss)                               $     (2,297)          $     (4,572)          $        497
                                                  ============           ============           ============

Basic and diluted earnings (loss) per share       $       (.15)          $       (.24)          $        .02
                                                  ============           ============           ============

Shares used in calculating:

  Basic earnings (loss) per share                   15,716,000             18,982,000             20,883,000
                                                  ============           ============           ============

  Diluted earnings (loss) per share                 15,716,000             18,982,000             21,774,000
                                                  ============           ============           ============


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                          SeaChange International, Inc.
                 Consolidated Statement of Stockholders' Equity
                        (in thousands, except share data)


                                  Common Stock                   Retained
                              -------------------  Additional    earnings     Cumulative                Total       Comprehensive
                                 Number      Par    paid-in    (accumulated)  translation  Treasury  stockholders'      income
                               of shares    value   capital      deficit)     adjustment    stock      equity           (loss)
                              ----------   ------  ----------  -------------  -----------  --------  -------------  --------------
Balance at
   December 31, 1996,
   (prior to split and
   acquisition)               12,859,234    $ 129   $26,167      $ 5,534        $ --        $ --       $31,830          $ 4,262

Issuance of common stock
   in connection with
   3:2 stock split             6,429,616       64       (64)        --            --          --          --

Issuance of common stock
   in connection with
   acquisition of
   Digital Video Arts, Ltd.      312,922        3       998         (602)         --          --           399
                              ----------    -----   -------      -------        ------      ------     -------

Balance at
     December 31, 1996        19,601,772      196    27,101        4,932          --          --        32,229          $ 4,262

Purchase of treasury stock       (13,500)    --        --           --            --          --          --
Compensation expense
     associated
     with stock issuance            --       --          45         --            --          --            45
Issuance of common stock
     pursuant to
     exercise
     of stock options            133,499        1       203         --            --          --           204
Issuance of common stock
     in connection
     with employee stock
     purchase plan                44,042        1       478         --            --          --           479
Issuance of common stock
     in connection
     with acquisition
     of IPC Interactive,
       Pte. Ltd.                 937,500        9     4,321         --            --          --         4,330

Translation adjustment              --       --        --           --              14        --            14               14

Net loss                            --       --        --         (2,297)         --          --        (2,297)          (2,297)
                              ----------    -----   -------      -------        ------      ------     -------          -------

Comprehensive loss                                                                                                      $(2,283)
Balance at
     December 31, 1997        20,703,313      207    32,148        2,635            14        --        35,004
Issuance of common stock
     pursuant to
     exercise
     of stock options            135,790        1       507         --            --          --           508
Issuance of common stock
     in connection
     with employee
     stock purchase plan          79,157        1       405         --            --          --           406
Compensation expense
     associated with stock
     issuance                       --       --          47         --            --          --            47

Translation adjustment              --       --        --           --             (73)       --           (73)             (73)

Net loss                            --       --        --         (4,572)         --          --        (4,572)          (4,572)
                              ----------    -----   -------      -------        ------      ------     -------          -------

Comprehensive loss                                                                                                      $(4,645)

Balance at
     December 31, 1998        20,918,260    $ 209   $33,107      $(1,937)       $  (59)     $ --       $31,320


                 The accompanying notes are an integral part of
                     these consolidated financial statements.

                          SeaChange International, Inc.
                 Consolidated Statement of Stockholders' Equity
                        (in thousands, except share data)


                                  Common Stock                   Retained
                              -------------------  Additional    earnings     Cumulative                Total       Comprehensive
                                 Number      Par    paid-in    (accumulated)  translation  Treasury  stockholders'      income
                               of shares    value   capital      deficit)     adjustment    stock      equity           (loss)
                              ----------   ------  ----------  -------------  -----------  --------  -------------  --------------
Issuance of common stock
     pursuant to
     exercise
     of stock options            310,753    $   3   $ 1,195      $   --         $  --       $  --      $ 1,198
Issuance of common stock
     in connection
     with employee
     stock purchase plan          87,014        1       422          --            --          --          423
Issuance of common stock
     in connection with
     Digital Video
     Arts, Ltd. acquisition       17,078     --         528          --            --          --          528

Purchase of treasury stock       (47,250)    --         --           --            --           (1)         (1)

Tax benefit from
 stock options                       --      --         382          --            --          --          382

Translation adjustment               --      --         --           --             (6)        --           (6)              (6)

Net income                           --      --         --           497           --          --          497              497
                              ----------    -----   -------      -------        ------      ------     -------          -------

Comprehensive income                                                                                                    $   491

Balance at
     December 31, 1999        21,285,855    $ 213   $35,634      $(1,440)       $  (65)     $   (1)    $34,341
                              ==========    =====   =======      =======        ======      ======     =======



                   The accompanying notes are an integral part of these consolidated financial statements.

                          SeaChange International, Inc.
                      Consolidated Statement of Cash Flows
         INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS (IN THOUSANDS)

                                                                                                    Year ended December 31,
                                                                                             --------------------------------------
                                                                                               1997           1998           1999
                                                                                             --------       --------       --------
Cash flows from operating activities
   Net income (loss)                                                                         $ (2,297)      $ (4,572)      $    497
   Adjustments to reconcile net income (loss) to net cash provided by (used
      in) operating activities:
         Depreciation and amortization                                                          2,816          4,813          4,218
         Inventory valuation allowance                                                          1,730          2,016            458
         Compensation expense associated with stock and stock options                              45             47           --
         Write-off of acquired in-process research and development                              5,290           --             --
         Acquisition costs                                                                       --             --              684
         Deferred income taxes                                                                   (516)          (876)          (933)
         Changes in assets and liabilities, net of the effect of the acquisition of IPC Interactive Pte. Ltd. in 1997:
               Accounts receivable                                                             (4,410)        (6,525)          (177)
               Inventories                                                                     (7,049)        (4,368)        (4,257)
               Income taxes receivable                                                         (1,131)          (986)         2,057
               Prepaid expenses and other assets                                                 (331)          (624)           192
               Accounts payable                                                                (1,179)         1,255          4,935
               Accrued expenses                                                                   (87)           656            (61)
               Customer deposits                                                               (3,260)          (345)           388
               Deferred revenue                                                                 1,273          1,644            441
               Income taxes payable                                                                85            390            200
                                                                                             --------       --------       --------

                  Net cash provided by (used in) operating activities                          (9,021)        (7,475)         8,642
                                                                                             --------       --------       --------

Cash flows from investing activities

   Purchases of property and equipment                                                         (2,187)        (3,816)        (3,130)
   Proceeds from sale and maturity of marketable securities                                     8,966         10,212           --
   Purchases of marketable securities                                                         (18,276)          (902)          --
   Cash acquired related to the acquisition of IPC Interactive
      te. Ltd., net of transaction costs                                                          665           --             --
                                                                                             --------       --------       --------

                  Net cash provided by (used in) investing activities                         (10,832)         5,494         (3,130)
                                                                                             --------       --------       --------

Cash flows from financing activities
   Proceeds from borrowings under equipment line of credit                                       --            1,226          1,106
   Proceeds from borrowings under line of credit                                                 --            2,000           --
   Repayments under line of credit and equipment line of credit                                (1,137)          --           (2,245)
   Repayment of obligation under capital lease                                                   --              (18)          (500)
   Proceeds from issuance of common stock                                                         683            914          2,003
                                                                                             --------       --------       --------


                  Net cash provided by (used in) financing activities                            (454)         4,122            364
                                                                                             --------       --------       --------

   Net increase (decrease) in cash and cash equivalents                                       (20,307)         2,141          5,876
   Cash and cash equivalents, beginning of year                                                23,608          3,301          5,442
                                                                                             --------       --------       --------

   Cash and cash equivalents, end of year                                                    $  3,301       $  5,442       $ 11,318
                                                                                             ========       ========       ========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                          SeaChange International, Inc.
                      Consolidated Statement of Cash Flows
         INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS (IN THOUSANDS)

                                                                                 Year ended December 31,
                                                                       -------------------------------------------
                                                                         1997              1998             1999
                                                                       --------          --------         --------
Supplemental disclosure of cash flow information:
    Income taxes paid                                                  $  1,691          $    132         $     81
    Interest paid                                                      $    --           $     35         $    210

Supplemental disclosure of noncash activity:
    Transfer of items originally classified as inventories to
       fixed assets                                                    $  1,829          $    584         $    227
    Transfer of items originally classified as fixed assets to
       inventories                                                     $    --           $    668         $  3,055

       Equipment acquired under capital lease                          $    --           $    374         $    336

    Acquisition of all of the outstanding shares of IPC
       Interactive Pte. Ltd. (Note 5):
          Fair value of assets acquired (including intangible
             assets and in-process research and development)           $ 12,396          $   --           $   --
          Fair value of common shares issued                             (4,330)             --               --
          Transaction costs                                                (475)             --               --
                                                                       --------          --------         --------


          Liabilities assumed                                          $  7,591          $   --           $   --
                                                                       ========          ========         ========


        The accompanying notes are an integral part of these consolidated financial statements.

                          SeaChange International, Inc.
                   Notes to Consolidated Financial Statements

1.   Nature of Business

     The Company develops computer systems to digitally manage, store and distribute video. Through December 31, 1999, substantially all of the Company's revenues were derived from the sale of digital video insertion, movie and broadcast systems and related services and content to cable television operators, broadcast and telecommunications companies in the United States and internationally.

2.   Summary of Significant Accounting Policies

     Significant accounting policies followed in the preparation of the accompanying consolidated financial statements are as follows:

     Principles of Consolidation

     The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated.

     Revenue Recognition

     Revenues from the sales of systems are recognized upon shipment provided title and risk of loss has passed to the customer, there is evidence of an arrangement, fees are fixed and determinable and collection of the related receivables is probable. Installation and training revenue is deferred and recognized as these services are performed. Revenue from technical support and maintenance contracts is deferred, if billed in advance, and recognized ratably over the period of the related agreements, generally twelve months. Revenue from content fees, primarily movies, is recognized in the period earned based on noncancelable agreements. Customer deposits represent advance payments from customers for systems.

     Concentration of Credit Risk

     Financial instruments which potentially expose the Company to concentrations of credit risk include trade accounts receivable. To minimize this risk, the Company evaluates customers' financial condition, requires advance payments from certain of its customers and maintains reserves for potential credit losses. At December 31, 1998 and 1999, the Company had an allowance for doubtful accounts of $870,000 and $908,000, respectively, to provide for potential credit losses and such losses to date have not exceeded management's expectations.

     In 1997, 1998 and 1999, revenues from the Company's five largest customers represented approximately 66%, 55% and 47%, respectively, of the Company's total revenues. In 1997, 1998 and 1999 three, two and two customers, respectively, each accounted for more than 10% of the Company's revenues. The same two customers accounted for more than 10% of the Company's revenues in 1997, 1998 and 1999.

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

     Cash, Cash Equivalents and Marketable Securities

     The Company considers all highly liquid investments purchased with an original maturity of three months or less at the date of purchase to be cash equivalents. The Company invests its excess cash in money market funds, municipal securities and corporate debt securities that are subject to minimal credit and market risk. Marketable securities are classified as available-for-sale and are carried at market value, and any unrealized gains or losses are recorded as a part of stockholders' equity. Gross unrealized gains and losses on securities for the years ended December 31, 1997, 1998 and 1999, the cost of which is based upon the specific identification method, were not significant.

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

     Goodwill and Intangible Assets

     Goodwill and assembled workforce are amortized on a straight-line basis over five to seven years. Software acquired in connection with acquisitions is amortized over the greater of the amount computed using (a) the ratio that current gross revenues for related products bear to total current and anticipated future gross revenues for that product or (b) on a straight-line basis over the estimated remaining life of the software. The carrying value of goodwill and intangible assets is reviewed on a quarterly basis for the existence of facts and circumstances both internally and externally that may suggest impairment or that the useful lives of these assets are no longer appropriate. To date, no such impairment has occurred. The Company determines whether an impairment has occurred based on gross expected future cash flows and measures the amount of impairment based on the related future estimated discounted cash flows. The cash flow estimates used to determine the impairment, if any, contain management's best estimates, using appropriate and customary assumptions and projections at that time.

     Research and Development and Software Development Costs

     Costs incurred in the research and development of the Company's products are expensed as incurred, except for certain software development costs. Costs associated with the development of computer software are expensed prior to establishing technological feasibility and capitalized thereafter until the product is released for sale. Amortization is based on the straight-line method over the remaining estimated life of the product. Software development costs eligible for capitalization to date have not been material to the Company's financial statements. Costs associated with acquired software rights are capitalized if technological feasibility of the software has been established.

     Stock Compensation

     Employee stock awards under the Company's compensation plans are accounted for in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, ("APB 25") and related interpretations. The Company provides the disclosure requirements of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, ("SFAS 123") and related interpretations. Non-employee stock awards are accounted for in accordance with Emerging Issues Task Force Issue No. 96-18.

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

     Comprehensive Income

     Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" requires that changes in comprehensive income be shown in a financial statement that is displayed with the same prominence as other financial statements. The Company has presented accumulated other comprehensive income and other comprehensive income in the Statement of Stockholders' (Deficit) Equity. Other comprehensive loss consists primarily of cumulative translation adjustments.

     Advertising Costs

     Advertising costs are charged to expense as incurred. Advertising costs were $659,000, $624,000 and $857,000 for the years ended December 31, 1997,
     1998 and 1999 respectively.

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

     For the years ended December 31, 1997 and 1998, 702,467 and 360,966 common shares issuable upon the exercise of stock options, respectively, and 3,992,738 and 1,791,732 shares of unvested restricted common stock, respectively, are antidilutive because the Company recorded a net loss for the years and, therefore, have been excluded from the diluted earnings per share computations.

     Below is a summary of the shares used in calculating basic and diluted earnings per share for the years indicated:

                                                                        Year ended December 31,
                                                              --------------------------------------------
                                                                 1997             1998             1999
                                                              ----------       ----------       ----------
     Weighted average shares used in calculating
         earnings per share- Basic                            15,716,000       18,982,000       20,883,000

     Shares attributable to unvested restricted
         common stock                                               --               --              2,000
     Acquisition escrow shares                                      --               --              1,000
     Dilutive stock options                                         --               --            888,000
                                                              ----------       ----------       ----------

     Weighted average shares used in calculating
         earnings per share- Diluted                          15,716,000       18,982,000       21,774,000
                                                              ==========       ==========       ==========

New Accounting Pronouncements

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133,"Accounting for Derivatives and Hedging Activities," which establishes accounting and reporting standards for derivative instruments, including derivative instruments embedded in other contracts, collectively referred to as derivatives, and for hedging activities. The Company will adopt SFAS No. 133 as required by SFAS No. 137, "Deferral of the effective date of the FASB Statement No. 133," in fiscal year 2001. To

                         SeaChange International, Inc.
             Notes to Consolidated Financial Statements (continued)


     date the Company has not utilized derivative instruments or hedging activities and, therefore, the adoption of SFAS 133 is not expected to have a material impact on our financial position or results of operations.

     In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." SAB 101 summarizes the SEC's view in applying generally accepted accounting principles to selected revenue recognition issues. The application of the guidance in SAB 101 will be required in the Company's second quarter of the fiscal year 2000. The effects of applying this guidance, if any, will be reported as a cumulative effect adjustment resulting from a change in accounting principle. The Company's evaluation of SAB 101 is not yet complete.

3.   Consolidated Balance Sheet Detail

     Inventories consist of the following:

                                                           December 31,
                                                 -------------------------------
                                                     1998                1999
                                                 -----------         -----------
     Components and assemblies                   $14,592,000         $14,739,000
     Finished products                             1,565,000           2,389,000
                                                 -----------         -----------

                                                 $16,157,000         $17,128,000
                                                 ===========         ===========

     Property and equipment consist of the following:

                                                                 Estimated                 December 31,
                                                                useful life     --------------------------------
                                                                  (years)          1998                 1999
                                                                -----------     -----------          -----------
     Office furniture and equipment                                  5          $ 1,602,000          $ 1,645,000
     Computer and demonstration equipment                            3            9,139,000           12,213,000
     Deployed assets                                               3-7            1,789,000            4,065,000
     Service and spare components                                    5            2,584,000            2,584,000
     Leasehold improvements                                        1-7              760,000            1,096,000
     Automobiles                                                     5               56,000               56,000
                                                                                -----------          -----------

                                                                                 15,930,000           21,659,000

     Less -- Accumulated depreciation and amortization                            7,880,000           11,121,000
                                                                                -----------          -----------

                                                                                $ 8,050,000          $10,538,000
                                                                                ===========          ===========

                          SeaChange International, Inc.
             Notes to Consolidated Financial Statements (continued)

Depreciation expense was $2,529,000, $3,857,000 and $3,806,000 for the years ended December 31, 1997, 1998 and 1999, respectively.

Accrued expenses consist of the following:

                                                           December 31,
                                                   -----------------------------
                                                      1998               1999
                                                   ----------         ----------
     Accrued software license fees                 $1,206,000         $1,565,000
     Accrued sales and use taxes                      733,000            647,000
     Other accrued expenses                         1,465,000          1,287,000
                                                   ----------         ----------

                                                   $3,404,000         $3,499,000
                                                   ==========         ==========

4.   Segment Information

     The Company has five reportable segments: digital advertising insertion, movies systems, broadcast systems, interactive television systems (ITV) and services. The digital advertising insertion systems segment provides products to digitally manage, store and distribute digital video for television operators and telecommunications companies. The movie systems segment comprises products to provide long- form video storage and delivery for the pay-per-view markets for the hospitality and commercial property markets. The broadcast systems segment provides products for the storage, archival, on-air playback of advertising and other video programming for the broadcast television industry. The ITV segment comprises products to provide long-form video storage and delivery for television operators and telecommunication companies for the residential market. The service segment provides installation, training, product maintenance and technical support for the above systems and content which is distributed by the movie product segment. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company does not measure the assets allocated to the segments. The Company measures results of the segments based on the respective gross profits. There were no intersegment sales or transfers. Long-lived assets are principally located in the United States. The following summarizes the revenues and cost of revenues by reportable segment:

                                                                 Year ended December 31,
                                                       ----------------------------------------------
                                                          1997             1998              1999
                                                       -----------      -----------       -----------
     Revenues
          Digital advertising insertion                $55,977,000      $44,088,000       $44,553,000
          Movies                                         4,437,000        9,722,000         6,582,000
          Broadcast                                           --          4,223,000        16,793,000
          ITV                                                 --               --             529,000
          Services                                       8,268,000       14,891,000        16,764,000
                                                       -----------      -----------       -----------

                                                       $68,682,000      $72,924,000       $85,221,000
                                                       -----------      -----------       -----------

     Costs of revenues
          Digital advertising insertion                $32,356,000      $26,551,000       $25,302,000
          Movies                                         2,384,000        6,801,000         4,057,000
          Broadcast                                           --          2,420,000         9,187,000
          ITV                                                 --               --             343,000
          Services                                       7,898,000       13,611,000        14,962,000
                                                       -----------      -----------       -----------

                                                       $42,638,000      $49,383,000       $53,851,000
                                                       -----------      -----------       -----------

                          SeaChange International, Inc.
             Notes to Consolidated Financial Statements (continued)

The following summarizes revenues by geographic locations:

                                                    Year ended December 31,
                                        -----------------------------------------------
                                           1997              1998              1999
                                        -----------       -----------       -----------
Revenues
     United States                      $60,650,000       $63,497,000       $65,730,000
     Canada and South America             2,696,000           691,000         5,371,000
     Europe                               4,481,000         4,272,000         9,777,000
     Rest of world                          855,000         4,464,000         4,343,000
                                        -----------       -----------       -----------

                                        $68,682,000       $72,924,000       $85,221,000
                                        ===========       ===========       ===========

     For the years ended December 31, 1997, 1998 and 1999, certain customers accounted for more than 10% of the Company's revenues. Individual customers accounted for 24%, 17% and 10% in 1997; 24% and 15% in 1998; and 15% and
     10% in 1999.

5.   Acquisitions and Restructuring of Operations

     Acquisitions

On December 30, 1999, the Company acquired all of the authorized and outstanding common stock of Digital Video Arts, Ltd. ("DVA") in exchange for 330,000 shares of the Company's common stock using an exchange ratio of 0.033 of one share of the Company's common stock for each DVA share. The acquisition was accounted for as a pooling of interests. DVA is a developer of custom software products specializing in digital video and interactive television. As a result of the acquisition, DVA became a wholly-owned subsidiary of the Company. Total revenues of $85.2 million for the year ended December 31, 1999 consisted of $84.2 million of the Company's revenues and $1.0 million of DVA's revenues. Net income of $497,000 for the same period consisted of the Company's net income of $1.1 million and DVA's net loss of $592,000. Included in net income were acquisition costs of $684,000 consisting primarily of professional service fees. All intercompany transactions were eliminated in consolidation. Due to the acquisition, DVA's previously unrecognized tax benefits of operating loss carryforwards were recognized by the combined Company in the applicable period. The accompanying consolidated financial statements for all the periods presented have been restated to include the results of operations, financial position and cash flows of DVA.

On December 10, 1997, the Company exchanged 937,500 shares of its common stock for all of the outstanding capital stock of IPC Interactive Pte. Ltd. ("IPC") which was renamed to SeaChange Asia Pacific Operations Pte. Ltd. ("SC Asia"). SC Asia provides interactive television network systems to the hospitality and commercial property markets. The total consideration, including transaction costs, was $4,805,000. The acquisition was accounted for under the purchase method. Accordingly, the purchase price was allocated to the estimated fair value of the acquired assets and liabilities based upon an independent appraisal. A portion of the purchase price was allocated to in-process research and development, resulting in an immediate charge to the Company's operations of $5,290,000 at the date of acquisition. The amount allocated to in-process research and development represented technology which had not reached technological feasibility and had no alternative future use. The appraisal also valued intangibles, including assembled workforce and software. Goodwill and intangibles, net of related accumulated amortization totaled $1,608,000 and $1,197,000 at December 31, 1997 and 1998, respectively. Amortization expense was $27,000 and $411,000 for the years ended December 31, 1997 and 1998, respectively. The consolidated results of operations include the operating results of IPC from the date of acquisition.

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

                                                 Pro forma for the year ended December 31,
                                                 -----------------------------------------
                                                   1996                          1997
                                                   ----                          ----
                                                 (unaudited)                  (unaudited)
     Revenues                                    $61,229,000                  $76,368,000
     Net income (loss)                              $716,000                  $(3,280,000)
     Basic earnings (loss) per share                    $.09                        $(.21)
     Diluted earnings (loss) per share                  $.04                        $(.21)

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

6.   Lines of Credit

     The Company had a $6.0 million revolving line of credit and a $3.0 million equipment line of credit with a bank. The revolving line of credit expired in October 1999 and was subsequently extended until March 31, 2000. The equipment line of credit expired in June 1999 and was subsequently extended until March 31, 2000. Borrowings under the lines of credit are secured by substantially all of the Company's assets. Loans made under the revolving line of credit bear interest at a rate per annum equal to the bank's base rate plus .5%. Loans made under the equipment line of credit bear interest at a rate per annum equal to the bank's base rate plus 1.0% (9.5% at December 31, 1999). The loan agreement relating to the lines of credit requires that the Company provide the bank with certain periodic financial reports and comply with certain financial ratios including the maintenance of total liabilities, excluding deferred revenue, to net worth of at least .80 to 1.0. At December 31, 1999 the Company was in compliance with all covenants. As of December 31, 1999, there were no borrowings under the revolving line of credit. As of December 31, 1999, borrowings against the equipment line of credit were $1,688,000. Maturities of the equipment line of credit are $859,000, $614,000 and $215,000 in 2000, 2001 and 2002,
     respectively.

                          SeaChange International, Inc.
             Notes to Consolidated Financial Statements (continued)

7.   Income Taxes

The components of income (loss) before income taxes are as follows:

                                                       Year ended December 31,
                                           ------------------------------------------------
                                              1997               1998              1999
                                           -----------        -----------       -----------
       Domestic                            $  (521,000)       $(7,361,000)     $    331,000
       Foreign                                   --                  --             151,000
                                           -----------        -----------       -----------
                                           $  (521,000)       $(7,361,000)      $   482,000
                                           ===========        ===========       ===========

The components of the provision (benefit) for income taxes are as follows:

                                                       Year ended December 31,
                                           ------------------------------------------------
                                              1997               1998              1999
                                           -----------        -----------       -----------
     Current provision (benefit):
       Federal                             $ 1,920,000        $(1,913,000)      $   532,000
       State                                   371,000               --             354,000
       Foreign                                   --                  --              56,000
                                           -----------        -----------       -----------
                                             2,291,000         (1,913,000)          942,000
                                           -----------        -----------       -----------
     Deferred benefit:
       Federal                                (394,000)          (124,000)         (586,000)
       State                                  (121,000)          (752,000)         (371,000)
       Foreign                                   --                  --                --
                                           -----------        -----------       -----------
                                              (515,000)          (876,000)         (957,000)
                                           -----------        -----------       -----------
                                           $ 1,776,000        $(2,789,000)      $   (15,000)
                                           ===========        ===========       ===========

The components of deferred income taxes are as follows:

                                                                         December 31,
                                                                -------------------------------
                                                                   1998                1999
                                                                -----------         -----------
     Deferred tax assets:
        Inventories                                             $ 1,299,000         $ 1,282,000
        Allowance for doubtful accounts                             320,000             405,000
        Deferred revenue                                            126,000             115,000
        Software                                                    111,000             107,000
        Accrued expenses                                            153,000             135,000
        Property and equipment                                         --               104,000
        Research and development credit carryforwards                  --               198,000
        State net operating loss carryforwards                      398,000             554,000
        Acquired net operating loss carryforwards and
           basis differences                                      3,361,000           3,361,000
                                                                -----------         -----------

                                                                  5,768,000           6,261,000
        Valuation allowance                                      (3,361,000)         (3,361,000)
                                                                -----------         -----------

            Total deferred tax assets                             2,407,000           2,900,000
                                                                -----------         -----------

     Deferred tax liabilities:
        Property and equipment                                      430,000                --
        Other                                                        10,000                --
                                                                -----------         -----------
            Total deferred tax liabilities                          440,000                --
                                                                -----------         -----------

     Net deferred income taxes                                  $ 1,967,000         $ 2,900,000
                                                                ===========         ===========

     Deferred income taxes reflect the tax impact of temporary differences between the amount of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws and regulations. Under Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," the benefit associated with future deductible temporary differences is recognized if it is more likely than not that the benefit will be realized. The measurement of deferred tax assets is reduced by a valuation allowance if, based upon the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

     The valuation allowance of $3,361,000 at December 31, 1998 and 1999 relates to net operating loss carryforwards and tax basis differences acquired in the Company's purchase of SC Asia. These acquired deferred tax assets may only be utilized to offset future taxable income attributable to SC Asia. In addition, the recognition of these deferred tax assets are subject to Internal Revenue Code change in ownership rules which may limit the amount that can be utilized to offset future taxable income. The Company believes that the valuation allowance is appropriate given the weight of objective evidence, including the historical operating results of IPC. Any tax benefits subsequently recognized related to these assets will first reduce the remaining balance in goodwill and then other acquired intangible assets.

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

     U.S. federal income taxes are not provided for on the earnings of the non-U.S. subsidiaries which are expected to be reinvested indefinitely in operations outside the U.S.

     At December 31, 1999, the Company had state net operating loss carryforwards of approximately $5,127,000 which expire at various dates through 2013.

     The income tax provision (benefit) computed using the federal statutory income tax rate differs from the Company's effective tax rate primarily due to the following:

                                                                            Year ended December 31,
                                                              -----------------------------------------------
                                                                 1997              1998              1999
                                                              -----------       -----------       -----------
     Statutory U.S. federal tax rate                          $   (91,000)      $(2,552,000)      $   164,000
     State taxes after state tax credits,
       net of federal tax benefits                                165,000          (496,000)          (12,000)
     Other                                                        145,000           355,000            98,000
     Research and development tax credits                        (334,000)         (316,000)         (446,000)
     Non-deductible acquisition costs                                --                --             233,000
     Acquired net operating losses                                   --                --            (192,000)
     Nondeductible expenses, including write-off of
        acquired in-process research and
        development in 1997                                     1,891,000           220,000           140,000
                                                              -----------       -----------       -----------

                                                              $ 1,776,000       $(2,789,000)      $   (15,000)
                                                              ===========       ===========       ===========


     The Company's effective tax benefit rate was 37.9% and 3% in 1998 and 1999, respectively. In the second quarter of 1999, the separate return limitation year (SRLY) regulations were finalized to allow for the use of acquired net operating loss carryforwards where an ownership change and an acquisition has taken place within a six month period. As a result of the Company's acquisition of DVA, the Company recorded a tax benefit of $192,000 in the second quarter of 1999 related to the use of DVA's net operating loss carryforwards. In the fourth quarter of 1999, the federal research and development tax credit was retroactively extended through June 30, 2004. As a result, the Company recorded a tax benefit of $446,000 in the fourth quarter of 1999 related to the utilization of these tax credits.

8.   Common Stock

     Stock Split

     On December 10, 1999, the Board of Directors authorized a 3-for-2 stock split of the Company's common stock, which became effective on December 27, 1999. All shares of common stock, common stock options, preferred stock conversion ratios and per share amounts included in the accompanying consolidated financial statements have been adjusted to give retroactive effect to the stock split for 1999.

                          SeaChange International, Inc.
             Notes to Consolidated Financial Statements (continued)

     Restriction Agreements

     Certain common shares are subject to stock restriction and repurchase agreements under which the Company may repurchase unvested common shares at the original issuance price and vested common shares at fair value upon termination of a business relationship with the Company. Common shares subject to these agreements vest ratably over a five-year period and, at December 31, 1999, 59,738 of such shares are unvested.

     Treasury Stock

     In 1997 and in 1999, the Company repurchased 13,500 and 47,250 shares of its common stock, respectively, from employees of the Company. The 1997 shares were held for less than six months from the time the shares became vested. Accordingly, compensation expense was recorded for the difference between the repurchase price and the original purchase price paid by the stockholder. Compensation expense recorded in 1997 as a result of this transaction was $45,000.

     Reserved Shares

     At December 31, 1999, the Company had 1,475,575 shares of common stock reserved for issuance upon the exercise of common stock options and the purchase of stock under the Employee Stock Purchase Plan.

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

10.  Stock Plans

     Employee Stock Purchase Plan

     In September 1996, the Company's Board of Directors adopted and the stockholders approved an employee stock purchase plan (the "Stock Purchase Plan"), effective January 1, 1997, which provides for the issuance of a maximum of 450,000 shares of common stock to participating employees who meet eligibility requirements. Employees who would immediately after the grant own 5% or more of the total combined voting power or value of the Company's stock and directors who are not employees of the Company may not participate in the Stock Purchase Plan. The purchase price of the stock is 85% of the lesser of the average market price of the common stock on the first or last business day of each six-month plan period. During 1997, 1998, and 1999, 44,042, 79,157, and 87,014 shares of common stock, respectively, were issued under the Stock Purchase Plan.

                          SeaChange International, Inc.
             Notes to Consolidated Financial Statements (continued)

     1995 Stock Option Plan

     The 1995 Stock Option Plan (the "1995 Stock Option Plan") provides for the grant of incentive stock options and nonqualified stock options for the purchase of up to an aggregate of 2,925,000 shares of the Company's common stock by officers, employees, consultants and directors of the Company. The Board of Directors is responsible for administration of the 1995 Stock Option Plan and determining the term of each option, option exercise price, number of shares for which each option is granted and the rate at which each option is exercisable. Options generally vest ratably over five years. The Company may not grant an employee incentive stock options with a fair value in excess of $100,000 that are initially exercisable during any one calendar year.

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

     Director Stock Option Plan

     In June 1996, the Company's Board of Directors adopted and the stockholders approved a director stock option plan (the "Director Option Plan") which provides for the grant of options to full time directors of the Company to purchase a maximum of 45,000 shares of common stock under the Director Option Plan. Under the Director Option Plan, participating directors receive an option to purchase 5,062 shares of common stock per annum. Options granted under the Director Option Plan vest as to 33-1/3% of the shares underlying the option immediately upon the date of the grant, and vest as to an additional 8-1/3% of the shares underlying the option at the end of each of the next 8 quarters, provided that the optionee remains a director. Directors will also receive, on each three-year anniversary of such director's option grant date, an additional option to purchase 5,062 shares of common stock, provided that such director continues to serve on the Board of Directors. All options granted under the Director Option Plan have an exercise price equal to the fair value of the common stock on the date of grant and a term of ten years from the date of grant.

     Transactions under the 1995 Stock Option Plan and the Director Option Plan during the years ended December 31, 1997, 1998 and 1999 are summarized as follows:

                          SeaChange International, Inc.
             Notes to Consolidated Financial Statements (continued)

                                                                         Year ended December 31,
                                    ------------------------------------------------------------------------------------------------
                                               1997                                1998                              1999
                                    ---------------------------         -------------------------          -------------------------

                                                       Weighted                          Weighted                          Weighted
                                                        average                           average                           average
                                                       exercise                          exercise                           exercise
                                     Shares              price           Shares            price             Shares          price
                                     ------              -----           ------            -----             ------          -----
Outstanding at
   beginning of period              1,109,001            $3.91          1,714,586           $7.60          2,113,824         $5.34
Granted                               878,304            12.02          1,334,594            4.95            524,739         14.76
Exercised                            (133,499)            1.53           (135,790)           3.71           (310,753)         3.94
Cancelled                            (139,220)           11.87           (799,566)           9.99           (287,757)         6.00
                                     =========                          =========                          =========

Outstanding at
      period end                    1,714,586            $7.60          2,113,824           $5.34          2,040,053         $7.79
                                    =========                           =========                          =========

Options exercisable
   at period end                       307,797                            473,465                            594,265

Weighted average fair value
   of options granted
   during the period                                     $7.33                              $3.54                            $7.11

The following table summarizes information about employee and director stock options outstanding at December 31, 1999:

                                                   Options outstanding at December 31, 1999
                                            -------------------------------------------------------
                                                                 Weighted
                                                                  average
                                                                 remaining            Weighted
                                              Number             contractual           average
                                            outstanding         life (years)        exercise price
                                            -----------         ------------        --------------
Range of exercise prices

        $0.33                                   32,192              5.65                $0.33
         0.82 to 0.91                          114,624              3.05                 0.87
         2.80 to 4.00                          546,740              8.60                 3.87
         4.45 to 6.25                          704,431              8.10                 5.48
         6.58 to 10.00                         287,492              8.58                 7.47
        10.33 to 14.33                         145,233              9.26                11.55
        19.17 to 35.375                        209,341              8.87                28.52
                                            ----------
                                             2,040,053
                                            ==========


                                        Options exercisable at December 31, 1999
                                       -----------------------------------------
                                                                    Weighted
                                         Number                     average
Range of exercise prices               exercisable               exercise price
        $0.33                            26,496                      $0.33
         0.82 to 0.91                    88,704                       0.87
         2.80 to 4.00                   149,150                       3.74
         4.45 to 6.25                   233,144                       5.41
         6.58 to 10.00                   46,179                       7.63
        10.33 to 14.33                   11,757                      12.90
        19.17 to 35.375                  38,835                      19.35
                                        -------
                                        594,265
                                        =======

                          SeaChange International, Inc.
             Notes to Consolidated Financial Statements (continued)

     Fair Value Disclosures

     The Company applies APB 25 in accounting for employee stock awards. Compensation expense of $45,000, $47,000 and $-- has been recorded for the years ended December 31, 1997, 1998 and 1999, respectively. Had compensation expense for the Company's employee stock plans been determined based on the fair value at the grant dates, as prescribed in SFAS 123, the Company's net income (loss) and earnings (loss) per share would have been as follows:

                                                             Year ended December 31,
                                                  ------------------------------------------------
                                                     1997               1998               1999
                                                  -----------        -----------        ----------
     Net income (loss)
        As reported                               $(2,297,000)       $(4,572,000)         $497,000
        Pro forma                                 $(3,167,000)       $(6,456,000)         $122,000

     Basic earnings (loss) per share
        As reported                                     $(.15)             $(.24)             $.02
        Pro forma                                       $(.20)             $(.34)             $.01

     Diluted earnings (loss) per share
        As reported                                     $(.15)             $(.24)             $.02
        Pro forma                                       $(.20)             $(.34)             $.01


     The fair value of each option granted was estimated on the date of grant assuming a weighted average volatility factor of 67% for the years ended December 31, 1997 and 1998 and 46% for the year ended December 31, 1999. Additional weighted average assumptions used for grants during the years ended December 31, 1997, 1998 and 1999 included: dividend yield of 0.0% for all periods; risk-free interest rates of 5.70% to 6.75% for options granted during the year ended December 31, 1997, 6.00% for options granted during the year ended December 31, 1998, and 5.54% for options granted during the year ended December 31, 1999; and an expected option term of 5 years for all periods.

     Because additional option grants are expected to be made each year and options vest over several years, the above pro forma disclosures are not representative of pro forma effects of reported net income for future years.

     Stock Option Repricing

     On January 23, 1998, the Compensation and Option Committee of the Board of Directors of the Company ("Committee") determined that, because certain stock options held by employees of the Company had an exercise price significantly higher than the fair market value of the Company's common stock, such stock options were not providing the desired long-term incentive to employees. Accordingly, the Committee granted those employees whose options were between $10.00 and $16.42 per share an opportunity to cancel their existing options for new options on a 1-for-1 basis, with a new five-year vesting schedule beginning on January 23, 1998. Employees whose options were above $16.42 were offered an opportunity to cancel their existing options for new options on a 2-for-3 basis, with no change in their original vesting schedule. As a result of this stock option repricing, new options were granted to purchase 319,169 shares of common stock and the average exercise price of such options was reduced from $14.79 per share to $5.50 per share, the fair market value of the Company's common stock at the close of the market on January 22, 1998. With the exception of one executive officer, the Company's directors and executive officers were not eligible to participate in this stock option repricing. During the execution of the stock option repricing plan, the Company's stock price was below $5.50 per share and, therefore, no compensation charge was recorded as a result of the stock option repricing.

11.  Commitments

     The Company leases its operating facilities and certain office equipment under non-cancelable capital and operating leases, which expire at various dates through 2005. Rental expense under operating leases was approximately $600,000,

                          SeaChange International, Inc.
             Notes to Consolidated Financial Statements (continued)

     $1,341,000 and $1,681,000 for the years ended December 31, 1997, 1998 and
     1999, respectively. Future commitments under minimum lease payments as of December 31, 1999 are as follows:

                                                        Capital       Operating
     Year ended December 31, 2000                      $  236,000     $1,680,000
                                          2001            221,000      1,411,000
                                          2002            156,000        895,000
                                          2003             67,000        714,000
                                          2004                 --        687,000
                                 Thereafter                    --        171,000
                                                       ----------
     Minimum lease payments                               680,000
     Less: Amount representing interest                    89,000
                                                       ----------
                                                       $  591,000
                                                       ==========

     The Company had non-cancelable purchase commitments for inventories of approximately $1,600,000 at December 31, 1999.

     In the ordinary course of business, the Company is subject to various types of litigation. In the opinion of management, all litigation currently pending or threatened will not have a material adverse effect on the Company's financial position or results of operations.

12.  Employee Benefit Plan

     The Company sponsors a 401(k) retirement savings plan ( the "Plan"). Participation in the Plan is available to full-time employees who meet eligibility requirements. Eligible employees may contribute up to 15% of their annual salary, subject to certain limitations. The Company matches contributions up to 25% of the first 6% of compensation contributed by the employee to the Plan. During 1997, 1998 and 1999, the Company contributed $68,000, $189,000 and $225,000, respectively, to the Plan.

                          SEACHANGE INTERNATIONAL, INC.

                      REPORT OF INDEPENDENT ACCOUNTANTS ON
                          FINANCIAL STATEMENT SCHEDULE

To the Board of Directors
of SeaChange International, Inc.:

Our audits of the consolidated financial statements referred to in our report dated January 31, 2000 appearing in the 1999 Annual Report to Shareholders of SeaChange International, Inc. (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10K) also included an audit of the financial statement schedule listed in Item 14 (a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/PricewaterhouseCoopers LLP
Boston, Massachusetts
January 31, 2000