Form 10-K/A
period 1999-12-31
SEACHANGE INTERNATIONAL INC
filed 2000-04-14
CIK 1019671

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               ----------------
                                   FORM 10-K/A

(Mark One)
[X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
   OF 1934

  For the fiscal year ended December 31, 1999

                        Commission File Number: 0-21393

                               ----------------

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

                                 (978) 897-0100
              (Registrant's telephone number, including area code)

                               ----------------

           Securities Registered Pursuant to Section 12(b) of the Act

                                      None

           Securities Registered Pursuant to Section 12(g) of the Act

                          Common Stock, $.01 par value

                               ----------------

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

                      DOCUMENTS INCORPORATED BY REFERENCE:

   Portions of the definitive Proxy Statement in connection with the Annual Meeting of Stockholders to be held on or about June 1, 2000 to be filed pursuant to Regulation 14A are incorporated by reference into Part III of this Form 10-K/A.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

This Form 10-K/A is being filed due to Schedule II page being inadvertently omitted from the original filing dated March 30, 2000.

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

   As a result of our limited operating history and the rapidly evolving nature of the markets in which we compete, our quarterly and annual revenues and operating results are likely to fluctuate from period to period. These fluctuations may be caused by a number of factors, many of which are beyond our control, including:

  .  the timing and recognition of revenue from significant orders;

  .  the seasonality of the placement of customer orders;

  .  the success of our products;

  .  increased competition;

  .  changes in our pricing policies or those of our competitors;

  .  the financial stability of major customers;

  .  new product introductions or enhancements by competitors;

  .  delays in the introduction of our products or product enhancements;

  .  customer order deferrals in anticipation of upgrades and new products;

  . the ability to access a sufficient supply of sole source and third party components;

  . the quality and market acceptance of new products we may develop or are in the process of developing;

  . the timing and nature of selling and marketing expenses, such as trade shows and other promotions;

  .  personnel changes;

  .  risks associated with our international sales; and

  .  economic conditions affecting our customers.

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

   As part of our business strategy, we may seek to acquire or invest in businesses, products or technologies that we believe could complement or expand our business, augment our market coverage, enhance our technical capabilities or otherwise offer growth opportunities. Acquisitions could create risks for us, including:

  . difficulties in assimilation of acquired personnel, operations, technologies or products;

  .  unanticipated costs associated with acquisitions;

  .  diversion of management's attention from other business concerns;

  . adverse effects on our existing business relationships with suppliers and customers; and

  . use of substantial portions of our available cash, including the proceeds of this offering, to consummate the acquisitions.

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

   International sales accounted for approximately 12%, 13% and 23% of our revenues in 1997, 1998 and 1999, respectively. We expect that international sales will account for a significant portion of our business in the future. However, there can be no assurance that we will be able to maintain or increase international sales of its products. International sales are subject to a variety of risks, including:

  . difficulties in establishing and managing international distribution channels;

  . difficulties in selling, servicing and supporting overseas products and in translating products into foreign languages;

  . the uncertainty of laws and enforcement in certain countries relating to the protection of intellectual property;

  .  multiple and possibly overlapping tax structures;

  .  currency and exchange rate fluctuations; and

  .  economic or political changes in international markets.

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

                                                                 High     Low
                                                                ------- -------
Year ended December 31, 1999
  First Quarter................................................ $ 6.080 $ 4.000
  Second Quarter...............................................  12.080   5.300
  Third Quarter................................................  14.220   8.750
  Fourth Quarter...............................................  35.380  10.670
Year ended December 31, 1998
  First Quarter................................................   5.667   4.417
  Second Quarter...............................................   8.667   3.959
  Third Quarter................................................   7.833   3.833
  Fourth Quarter...............................................   5.833   3.833

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

                                            Year ended December 31,
                                   -------------------------------------------
                                    1995    1996     1997      1998     1999
                                   ------- ------- --------  --------  -------
                                     (in thousands, except per share data)
Consolidated Statement of Opera-
 tions Data:
 Revenues
  Systems ........................ $21,999 $45,745 $ 60,414  $ 58,033  $68,457
  Services .......................   1,965   4,378    8,268    14,891   16,764
                                   ------- ------- --------  --------  -------
                                    23,964  50,123   68,682    72,924   85,221
                                   ------- ------- --------  --------  -------
Costs of revenues
  Systems ........................  14,917  27,133   34,740    35,772   38,889
  Services .......................   2,014   4,538    7,898    13,611   14,962
                                   ------- ------- --------  --------  -------
                                    16,931  31,671   42,638    49,383   53,851
                                   ------- ------- --------  --------  -------
Gross profit .....................   7,033  18,452   26,044    23,541   31,370
                                   ------- ------- --------  --------  -------
Operating expenses:
 Research and development ........   2,367   5,393   11,758    15,763   16,302
 Selling and marketing ...........   2,016   4,694    6,248     8,566    8,595
 General and administrative ......   1,024   2,364    3,932     6,132    5,335
 Restructuring of operations .....     --      --       --        676      --
 Write-off of acquired in-process
  research and development .......     --      --     5,290       --       --
 Acquisition costs ...............     --      --       --        --       684
                                   ------- ------- --------  --------  -------
                                     5,407  12,451   27,228    31,137   30,916
                                   ------- ------- --------  --------  -------
Income (loss) from operations ....   1,626   6,001   (1,184)   (7,596)     454
Interest income, net .............     121     375      663       235       28
                                   ------- ------- --------  --------  -------
Income (loss) before income taxes
 .................................   1,747   6,376     (521)   (7,361)     482
Provision (benefit) for income
 taxes ...........................     713   2,483    1,776    (2,789)     (15)
                                   ------- ------- --------  --------  -------
Net income (loss) ................ $ 1,034 $ 3,893 $ (2,297) $ (4,572) $   497
                                   ======= ======= ========  ========  =======
Basic earnings (loss) per share
 (1) ............................. $   .18 $   .48 $   (.15) $   (.24) $   .02
                                   ======= ======= ========  ========  =======
Diluted earnings (loss) per share
 (1) ............................. $   .06 $   .22 $   (.15) $   (.24) $   .02
                                   ======= ======= ========  ========  =======
Consolidated Balance Sheet Data:
  Working capital ................ $ 4,483 $26,943 $ 24,949  $ 22,871  $23,365
  Total assets ...................  14,651  46,467   52,512    54,527   62,304
  Long-term liabilities ..........     --      --       --      1,027    1,231
  Deferred revenue ...............     767   2,192    3,851     3,939    4,380
  Total liabilities ..............   8,646  14,240   17,510    23,207   27,963
  Redeemable convertible preferred
   stock .........................   4,008     --       --        --       --
  Total stockholders' equity .....   1,997  32,227   35,004    31,320   34,341

--------
(1) For an explanation of the determination of the number of shares used in computing net income (loss) per share see Notes to Consolidated Financial Statements.

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

                                                   Year ended December 31,
                                                   ---------------------------
                                                    1997      1998      1999
                                                   -------   -------   -------
Revenues:
Systems
  Digital advertising insertion...................    81.5 %    60.5 %    52.3%
  Movies..........................................     6.5      13.3       7.7
  Broadcast.......................................     --        5.8      19.7
  ITV.............................................     --        --         .6
Services..........................................    12.0      20.4      19.7
                                                   -------   -------   -------
                                                     100.0     100.0     100.0
                                                   -------   -------   -------
Cost of revenues:
Systems
  Digital advertising insertion...................    47.1      36.4      29.7
  Movies..........................................     3.5       9.3       4.8
  Broadcast.......................................     --        3.3      10.8
  ITV.............................................     --        --         .4
Services..........................................    11.5      18.7      17.6
                                                   -------   -------   -------
                                                      62.1      67.7      63.3
                                                   -------   -------   -------
Gross profit......................................    37.9      32.3      36.7
                                                   -------   -------   -------
Operating expenses:
  Research and development........................    17.1      21.6      19.1
  Selling and marketing...........................     9.1      11.7      10.1
  General and administrative......................     5.7       8.4       6.3
  Restructuring of operations.....................     --         .9       --
  Write-off of acquired in-process research and
   development....................................     7.7       --        --
  Acquisition costs...............................     --        --         .8
                                                   -------   -------   -------
                                                      39.6      42.6      36.3
                                                   -------   -------   -------
Income (loss) from operations.....................    (1.7)    (10.3)       .4
Interest income, net..............................     1.0        .3       --
                                                   -------   -------   -------
Income (loss) before income taxes.................     (.7)    (10.0)       .4
Provision (benefit) for income taxes..............     2.6      (3.8)      --
                                                   -------   -------   -------
Net income (loss).................................    (3.3)%    (6.2)%      .4%
                                                   =======   =======   =======
Gross profit:
Systems
  Digital advertising insertion...................    42.2 %    39.8 %    43.2%
  Movies..........................................    46.3 %    30.0 %    38.4%
  Broadcast.......................................     --       42.7 %    45.3%
  ITV.............................................     --        --       35.2%
Services..........................................     4.5 %     8.6 %    10.7%

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

                                                         Quarter Ended
                          -------------------------------------------------------------------------------
                          March 31,  June 30,  Sept. 30, Dec. 31,  March 31, June 30,  Sept. 30, Dec. 31,
                          ---------  --------  --------- --------  --------- --------  --------- --------
                            1998       1998      1998      1998      1999      1999      1999      1999
                          ---------  --------  --------- --------  --------- --------  --------- --------
                                                        (in thousands)
Quarterly Financial Data
 (Unaudited):
Revenues
 Systems ...............  $ 14,807   $ 13,207   $14,240  $15,779    $16,924  $17,443    $17,507  $16,583
 Services ..............     3,531      3,728     3,924    3,708      3,887    4,231      4,202    4,444
                          --------   --------   -------  -------    -------  -------    -------  -------
                            18,338     16,935    18,164   19,487     20,811   21,674     21,709   21,027
                          --------   --------   -------  -------    -------  -------    -------  -------
Costs of revenues
 Systems................     8,967      8,223     8,897    9,685      9,873   10,080      9,895    9,041
 Services ..............     3,092      3,206     3,861    3,452      3,444    3,633      3,813    4,072
                          --------   --------   -------  -------    -------  -------    -------  -------
                            12,059     11,429    12,758   13,137     13,317   13,713     13,708   13,113
                          --------   --------   -------  -------    -------  -------    -------  -------
Gross profit ...........     6,279      5,506     5,406    6,350      7,494    7,961      8,001    7,914
                          --------   --------   -------  -------    -------  -------    -------  -------
Operating expenses
 Research and
  development...........     4,003      3,900     3,897    3,963      4,120    4,274      3,979    3,929
 Selling and marketing..     1,921      2,158     2,013    2,474      1,996    2,031      2,154    2,414
 General and
  administrative........     1,637      1,801     1,259    1,435      1,388    1,360      1,332    1,255
 Restructuring of
  operations............       676        --        --       --         --       --         --       --
 Acquisition costs .....       --         --        --       --         --       --         --       684
                          --------   --------   -------  -------    -------  -------    -------  -------
                             8,237      7,859     7,169    7,872      7,504    7,665      7,465    8,282
                          --------   --------   -------  -------    -------  -------    -------  -------
Income (loss) from
 operations ............    (1,958)    (2,353)   (1,763)  (1,522)       (10)     296        536     (368)
Interest income, net ...       107         77        26       25         11        8        (13)      22
                          --------   --------   -------  -------    -------  -------    -------  -------
Income (loss) before
 income
 taxes .................    (1,851)    (2,276)   (1,737)  (1,497)         1      304        523     (346)
Provision (benefit) for
 income taxes ..........      (709)      (769)     (770)    (541)        33      (96)       231     (183)
                          --------   --------   -------  -------    -------  -------    -------  -------
Net income (loss) ......  $ (1,142)  $ (1,507)   $ (967)  $ (956)     $ (32) $   400    $   292   $ (163)
                          ========   ========   =======  =======    =======  =======    =======  =======
Basic earnings (loss)
 per share .............    $ (.06)    $ (.08)   $ (.05)  $ (.05)   $  0.00  $  0.02    $  0.01  $ (0.01)
Diluted earnings (loss)
 per
 share .................    $ (.06)    $ (.08)   $ (.05)  $ (.05)   $  0.00  $  0.02    $  0.01  $ (0.01)
Gross profit
 Systems ...............      39.4%      37.7%     37.5%    38.6%      41.7%    42.2%      43.5%    45.5%
 Services ..............      12.4%      14.0%      1.6%     6.9%      11.4%    14.1%       9.3%     8.4%

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

ITEM 14. Exhibits and Financial Statement Schedules

                                    PART IV

(a)(1) INDEX TO THE CONSOLIDATED FINANCIAL STATEMENTS

   The following Consolidated Financial Statements of the Registrant are filed as part of this report:

                                                                           Page
                                                                           ----
Report of Independent Accountants........................................  F-1
Consolidated Balance Sheet as of December 31, 1998 and 1999..............  F-2
Consolidated Statement of Operations for the years ended December 31,
 1997, 1998 and 1999.....................................................  F-3
Consolidated Statement of Stockholders' Equity for the years ended Decem-
 ber 31, 1997, 1998 and 1999.............................................  F-4
Consolidated Statement of Cash Flows for the years ended December 31,
 1997, 1998 and 1999.....................................................  F-5
Notes to Consolidated Financial Statements...............................  F-6

(a)(2) INDEX TO FINANCIAL STATEMENT SCHEDULES

   The following Financial Statement Schedule of the Registrant is filed as part of this report:

                                                                          Page
                                                                          ----
Schedule I -- Report of Independent Accountants on Financial Statement
 Schedule................................................................ S-1
Schedule II -- Valuation and Qualifying Accounts and Reserves............ S-2

   Schedules not listed above have been omitted because the information requested to be set forth therein is not applicable or is shown in the accompanying Consolidated Financial Statements or notes thereto.

(a)(3) INDEX TO EXHIBITS

   See attached Exhibit Index of this Annual Report on Form 10-K.

(c)EXHIBITS

   The Company hereby files as part of this Form 10-K the Exhibits listed in
Item 14 (a) (3) above. Exhibits which are incorporated herein by reference can be inspected and copied at the public reference facilities maintained by the Securities and Exchange Commission (the "Commission"), 450 Fifth Street, N.W., Washington, D.C. 20549 and at the Commission's regional offices located at Seven World Trade Center, 13th Floor, New York, New York 10048, and at the Citicorp Center, 500 West Madison Street, Suite 1400, Chicago, Illinois 60661. Copies of such material can also be obtained from the Public Reference Section of the Commission, 450 Fifth Street, N.W., Washington, D.C. 20549, at prescribed rates. In addition the Company is required to file electronic versions of certain of these documents with the Commission through the Commission's Electronic Data Gathering, Analysis and Retrieval (EDGAR) system. The Commission maintains a World Wide Web site at http://www.sec.gov that contains the report, proxy and information statements and other information regarding registrants that file electronically with the Commission. The Common Stock of the Company is traded on the Nasdaq National Market. Reports and other information concerning the Company may be inspected at the National Association of Securities Dealers, Inc. 1801 K Street, N.W., Washington, D.C. 20006.

(d)FINANCIAL STATEMENT SCHEDULES

   The Company hereby files as part of this Form 10-K the consolidated financial statements schedules listed in Item 14 (a) (2) above, which are attached hereto.

                                  SIGNATURES

   Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, SeaChange International, Inc. has duly caused this Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: APRIL 13, 2000

                                            SEACHANGE INTERNATIONAL, INC.

                                               /s/ William C. Styslinger, III
                                            by: _______________________________
                                                 William C. Styslinger, III
                                                  President, Chief Executive
                                                           Officer,
                                                   Chairman of the Board and
                                                           Director.

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

   Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-K/A has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

             Signature                       Title                 Date

   /s/ William C. Styslinger, III      President, Chief        April 13, 2000
-------------------------------------   Executive Officer,
      William C. Styslinger, III        Chairman of the
                                        Board and Director
                                        (Principal
                                        Executive Officer)

       /s/ William L. Fiedler          Vice President,         April 13, 2000
-------------------------------------   Finance and
          William L. Fiedler            Administration,
                                        Chief Financial
                                        Officer and
                                        Treasurer
                                        (Principal
                                        Financial and
                                        Accounting
                                        Officer)

       /s/ Martin R. Hoffmann          Director                April 13, 2000
-------------------------------------
          Martin R. Hoffmann

          /s/ Paul Saunders            Director                April 13, 2000
-------------------------------------
             Paul Saunders

          /s/ Carmine Vona             Director                April 13, 2000
-------------------------------------
             Carmine Vona

                                 EXHIBIT INDEX

 Exhibit No. Description
 ----------- -----------
  3.1        Amended and Restated Certification of Incorporation (incorporated by reference to the Registrant's Annual Report on Form 10-K filed
             March 28, 1997).
  3.2        Amended and Restated By-laws of the Company (incorporated by reference to the Registrant's Annual Report on Form 10-K filed
             March 28, 1997).
  4.1        Form of Stock Restriction Agreement (incorporated by reference to
             Exhibit 4.3 to the Registrant's Registration Statement on Form S-
             1, Registration No. 333-12233).
  4.2        Form of Stock Restriction Agreement Amendment (incorporated by reference to Exhibit 4.4 to the Registrant's Registration
             Statement on Form S-1, Registration No. 333-12233).
 10.1        Amended and Restated 1995 Stock Option Plan (incorporated by reference to Exhibit 10.1 to the Registrant's Registration
             Statement on Form S-1, Registration No. 333-12233).
 10.2        1996 Non-Employee Director Stock Option Plan (incorporated by reference to Exhibit 10.2 to the Registrant's Registration
             Statement on From S-1, Registration No. 333-12233).
 10.3        Lease Agreement dated May 28, 1998 between Robert Quirk, Trustee of Maynard Industrial Properties Associates Trust and the Company.
             (incorporated by reference to the Company's Annual Report on Form
             10-K filed March 24, 1999)
 10.4        Sublease agreement dated June 20, 1996 between Harding Lawson
             Associates, Inc. and the Company. (incorporated by reference to the Company's Annual Report on Form 10-K filed March 24, 1999)
 10.5        Loan and Security Agreement dated November 10, 1990 between
             Silicon Valley Bank and the Company. (incorporated by reference to the Company's Annual Report on Form 10-K filed March 24, 1999)
 10.7        License Agreement dated May 30, 1996 between Summit Software
             Systems, Inc. and the Company (incorporated by reference to
             Exhibit 10.7 to the Registrant's Registration Statement on From S-
             1, Registration No. 333-12233).
 10.8        Stock Purchase Agreement, dated December 10, 1997, by and among the Company, IPC Interactive Pte. Ltd. and the shareholders of IPC
             Interactive Pte. Ltd. (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed December 24, 1997).
 10.9        Stock Purchase Agreement, dated as of December 30, 1999, by and among the Company, Digital Video Arts, Ltd., the stockholders of
             Digital Video Arts, Ltd. and Corum Group Ltd. (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form
             8-K filed January 14, 2000).
 10.10       Registration Rights Agreement, dated as of December 30, 1999, by and among the Company, Digital Video Arts, Ltd., the stockholders of Digital Video Arts, Ltd. and Corum Group Ltd. (incorporated by reference to Exhibit 2.2 to the Company's Current Report on Form
             8-K filed January 14, 2000).
 10.11       Escrow Agreement, dated as of December 30, 1999, by and among the
             Company, Digital Video Arts, Ltd., the stockholders of Digital
             Video Arts, Ltd. and State Street Bank and Trust Company as escrow agent (incorporated by reference to Exhibit 2.3 to the Company's
             Current Report on Form 8-K filed January 14, 2000).
 10.12*      First Loan Modification Agreement, dated as of March 27, 2000, by and between the Company and Silicon Valley Bank.
 10.13*      Revolving Line of Credit Amendment, dated as of March 1, 2000, by and between the Company and Silicon Valley Bank.
 21.1*       List of Significant Subsidiaries
 23.1*       Consent of PricewaterhouseCoopers LLP.
 27.1*       Financial Data Schedule (For SEC Edgar Filing Only; Intentionally
             Omitted).
 27.2*       Financial Data Schedule (For SEC Edgar Filing Only; Intentionally
             Omitted).

--------
 * Filed herewith.

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

/s/ PricewaterhouseCoopers LLP
Boston, Massachusetts
January 31, 2000

                         SEACHANGE INTERNATIONAL, INC.
                           CONSOLIDATED BALANCE SHEET

                       (in thousands, except share data)

                                                              December 31,
                                                             ----------------
                                                              1998     1999
                                                             -------  -------
Assets
Current assets
 Cash and cash equivalents.................................. $ 5,442  $11,318
 Accounts receivable, net of allowance for doubtful accounts of $870 at December 31, 1998 and $908 at December 31,
  1999......................................................  17,663   17,840
 Inventories................................................  16,157   17,128
 Income taxes receivable....................................   2,117       60
 Prepaid expenses...........................................   1,705    1,508
 Deferred income taxes......................................   1,967    2,243
                                                             -------  -------
  Total current assets......................................  45,051   50,097
Property and equipment, net.................................   8,050   10,538
Other assets................................................     229      884
Goodwill and intangibles, net...............................   1,197      785
                                                             -------  -------
                                                             $54,527  $62,304
                                                             =======  =======
Liabilities and Stockholders' Equity
Current liabilities
 Line of credit............................................. $ 2,000  $   --
 Current portion of equipment line of credit and obligations
  under capital lease.......................................     555    1,048
 Accounts payable...........................................  10,103   15,038
 Accrued expenses...........................................   3,404    3,499
 Customer deposits..........................................   1,704    2,092
 Deferred revenue...........................................   3,939    4,380
 Income taxes payable.......................................     475      675
                                                             -------  -------
  Total current liabilities.................................  22,180   26,732
                                                             -------  -------
Long-term equipment line of credit and obligations under
 capital lease..............................................   1,027    1,231
                                                             -------  -------

Commitments (Note 11)

Stockholders' Equity
Common stock, $.01 par value; 50,000,000 shares authorized;
 20,918,260 shares and 21,285,855 shares issued at December
 31, 1998 and 1999, respectively............................     209      213
Additional paid-in capital..................................  33,107   35,634
Accumulated deficit.........................................  (1,937)  (1,440)
Treasury stock, 60,750 shares...............................     --        (1)
Accumulated other comprehensive income......................     (59)     (65)
                                                             -------  -------
  Total stockholders' equity................................  31,320   34,341
                                                             -------  -------
                                                             $54,527  $62,304
                                                             =======  =======

               The accompanying notes are an integral part of these
                        consolidated financial statements.

                         SEACHANGE INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS

                       (in thousands, except share data)

                                               Year ended December 31,
                                         -------------------------------------
                                            1997         1998         1999
                                         -----------  -----------  -----------
Revenues
 Systems................................ $    60,414  $    58,033  $    68,457
 Services...............................       8,268       14,891       16,764
                                         -----------  -----------  -----------
                                              68,682       72,924       85,221
                                         -----------  -----------  -----------
Costs of revenues
 Systems................................      34,740       35,772       38,889
 Services...............................       7,898       13,611       14,962
                                         -----------  -----------  -----------
                                              42,638       49,383       53,851
                                         -----------  -----------  -----------
 Gross profit...........................      26,044       23,541       31,370
                                         -----------  -----------  -----------
Operating expenses
 Research and development...............      11,758       15,763       16,302
 Selling and marketing..................       6,248        8,566        8,595
 General and administrative.............       3,932        6,132        5,335
 Restructuring of operations............         --           676          --
 Write-off of acquired in-process re-
  search and development................       5,290          --           --
 Acquisition costs......................         --           --           684
                                         -----------  -----------  -----------
                                              27,228       31,137       30,916
                                         -----------  -----------  -----------
 Income (loss) from operations..........      (1,184)      (7,596)         454
Interest income, net....................         663          235           28
                                         -----------  -----------  -----------
 Income (loss) before income taxes......        (521)      (7,361)         482
Provision (benefit) for income taxes....       1,776       (2,789)         (15)
                                         -----------  -----------  -----------
 Net income (loss)...................... $    (2,297) $    (4,572) $       497
                                         ===========  ===========  ===========
Basic and diluted earnings (loss) per
 share.................................. $      (.15) $      (.24) $       .02
                                         ===========  ===========  ===========
Shares used in calculating:
 Basic earnings (loss) per share........  15,716,000   18,982,000   20,883,000
                                         ===========  ===========  ===========
 Diluted earnings (loss) per share......  15,716,000   18,982,000   21,774,000
                                         ===========  ===========  ===========

               The accompanying notes are an integral part of these
                        consolidated financial statements.

                         SEACHANGE INTERNATIONAL, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                       (in thousands, except share data)

                            Common Stock                 Retained
                          ----------------- Additional   earnings   Cumulative               Total
                          Number of    Par   paid-in   (accumulated translation Treasury stockholders' Comprehensive
                            shares    value  capital     deficit)   adjustment   stock      equity     income (loss)
                          ----------  ----- ---------- ------------ ----------- -------- ------------- -------------
Balance at December 31,
 1996, (prior to split
 and acquisition).......  12,859,234  $129   $26,167     $ 5,534       $ --      $ --       $31,830       $ 4,262
Issuance of common stock
 in connection with 3:2
 stock split............   6,429,616    64       (64)        --          --        --           --
Issuance of common stock
 in connection with
 acquisition of Digital
 Video Arts, Ltd........     312,922     3       998        (602)        --        --           399
                          ----------  ----   -------     -------       -----     -----      -------       -------
Balance at December 31,
 1996...................  19,601,772   196    27,101       4,932         --        --        32,229       $ 4,262
Purchase of treasury
 stock..................     (13,500)  --        --          --          --        --           --
Compensation expense
 associated with stock
 issuance...............         --    --         45         --          --        --            45
Issuance of common stock
 pursuant to exercise of
 stock options..........     133,499     1       203         --          --        --           204
Issuance of common stock
 in connection with
 employee stock purchase
 plan...................      44,042     1       478         --          --        --           479
Issuance of common stock
 in connection with
 acquisition of IPC
 Interactive, Pte.
 Ltd....................     937,500     9     4,321         --          --        --         4,330
Translation adjustment..         --    --        --          --           14       --            14            14
Net loss................         --    --        --       (2,297)        --        --        (2,297)       (2,297)
                          ----------  ----   -------     -------       -----     -----      -------       -------
Comprehensive loss......                                                                                  $(2,283)
Balance at December 31,
 1997...................  20,703,313   207    32,148       2,635          14       --        35,004
Issuance of common stock
 pursuant to exercise of
 stock options..........     135,790     1       507         --          --        --           508
Issuance of common stock
 in connection with
 employee stock purchase
 plan...                      79,157     1       405         --          --        --           406
Compensation expense
 associated with stock
 issuance...............         --    --         47         --          --        --            47
Translation adjustment..         --    --        --          --          (73)      --           (73)          (73)
Net loss................         --    --        --       (4,572)        --        --        (4,572)       (4,572)
                          ----------  ----   -------     -------       -----     -----      -------       -------
Comprehensive loss......                                                                                  $(4,645)
Balance at December 31,
 1998...................  20,918,260   209    33,107      (1,937)        (59)      --        31,320
Issuance of common stock
 pursuant to exercise of
 stock options..........     310,753     3     1,195         --          --        --         1,198
Issuance of common stock
 in connection with
 employee stock purchase
 plan...................      87,014     1       422         --          --        --           423
Issuance of common stock
 in connection with
 Digital Video Arts,
 Ltd. acquisition.......      17,078   --        528         --          --        --           528
Purchase of treasury
 stock..................     (47,250)  --        --          --          --        (1)          (1)
Tax benefit from stock
 options................         --    --        382         --          --        --           382
Translation adjustment..         --    --        --          --          (6)       --           (6)           (6)
Net income..............         --    --        --          497         --        --           497           497
                          ----------  ----   -------     -------       -----     -----      -------       -------
Comprehensive income....                                                                                  $   491
Balance at December 31,
 1999...................  21,285,855  $213   $35,634     $(1,440)      $ (65)    $ (1)      $34,341
                          ==========  ====   =======     =======       =====     =====      =======

                  The accompanying notes are an integral part of
                     these consolidated financial statements.

                         SEACHANGE INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS

        Increase (Decrease) in Cash and Cash Equivalents (in thousands)

                                                    Year ended December 31,
                                                   ---------------------------
                                                     1997      1998     1999
                                                   --------  --------  -------
Cash flows from operating activities
 Net income (loss)................................ $ (2,297) $ (4,572) $   497
 Adjustments to reconcile net income (loss) to net
  cash provided by (used in) operating activities:
 Depreciation and amortization....................    2,816     4,813    4,218
 Inventory valuation allowance....................    1,730     2,016      458
 Compensation expense associated with stock and
  stock options...................................       45        47      --
 Write-off of acquired in-process research and
  development.....................................    5,290       --       --
 Acquisition costs................................      --        --       684
 Deferred income taxes............................     (516)     (876)    (933)
 Changes in assets and liabilities, net of the
  effect of the acquisition of IPC Interactive
  Pte. Ltd. in 1997:
    Accounts receivable...........................   (4,410)   (6,525)    (177)
    Inventories...................................   (7,049)   (4,368)  (4,257)
    Income taxes receivable.......................   (1,131)     (986)   2,057
    Prepaid expenses and other assets.............     (331)     (624)     192
    Accounts payable..............................   (1,179)    1,255    4,935
    Accrued expenses..............................      (87)      656      (61)
    Customer deposits.............................   (3,260)     (345)     388
    Deferred revenue..............................    1,273     1,644      441
    Income taxes payable..........................       85       390      200
                                                   --------  --------  -------
     Net cash provided by (used in) operating ac-
      tivities....................................   (9,021)   (7,475)   8,642
                                                   --------  --------  -------
Cash flows from investing activities
 Purchases of property and equipment..............   (2,187)   (3,816)  (3,130)
 Proceeds from sale and maturity of marketable se-
  curities........................................    8,966    10,212      --
 Purchases of marketable securities...............  (18,276)     (902)     --
 Cash acquired related to the acquisition of IPC
  Interactive Pte. Ltd., net of transaction
  costs...........................................      665       --       --
                                                   --------  --------  -------
     Net cash provided by (used in) investing ac-
      tivities....................................  (10,832)    5,494   (3,130)
                                                   --------  --------  -------
Cash flows from financing activities
 Proceeds from borrowings under equipment line of
  credit..........................................      --      1,226    1,106
 Proceeds from borrowings under line of credit....      --      2,000      --
 Repayments under line of credit and equipment
  line of credit..................................   (1,137)      --    (2,245)
 Repayment of obligation under capital lease......      --        (18)    (500)
 Proceeds from issuance of common stock...........      683       914    2,003
                                                   --------  --------  -------
     Net cash provided by (used in) financing ac-
      tivities....................................     (454)    4,122      364
                                                   --------  --------  -------
 Net increase (decrease) in cash and cash equiva-
  lents...........................................  (20,307)    2,141    5,876
 Cash and cash equivalents, beginning of year.....   23,608     3,301    5,442
                                                   --------  --------  -------
 Cash and cash equivalents, end of year........... $  3,301  $  5,442  $11,318
                                                   ========  ========  =======
Supplemental disclosure of cash flow information:
 Income taxes paid................................ $  1,691  $    132  $    81
 Interest paid.................................... $    --   $     35  $   210
Supplemental disclosure of noncash activity:
 Transfer of items originally classified as inven-
  tories to fixed assets.......................... $  1,829  $    584  $   227
 Transfer of items originally classified as fixed
  assets to inventories........................... $    --   $    668  $ 3,055
 Equipment acquired under capital lease........... $    --   $    374  $   336
 Acquisition of all of the outstanding shares of
  IPC Interactive Pte. Ltd. (Note 5):.............
 Fair value of assets acquired (including intan-
  gible assets and in-process research and devel-
  opment)......................................... $ 12,396  $    --   $   --
 Fair value of common shares issued...............   (4,330)      --       --
 Transaction costs................................     (475)      --       --
                                                   --------  --------  -------
 Liabilities assumed.............................. $  7,591  $    --   $   --
                                                   ========  ========  =======

                  The accompanying notes are an integral part of
                     these consolidated financial statements.

                         SEACHANGE INTERNATIONAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.Nature of Business

   The Company develops computer systems to digitally manage, store and distribute video. Through December 31, 1999, substantially all of the Company's revenues were derived from the sale of digital video insertion, movie and broadcast systems and related services and content to cable television operators, broadcast and telecommunications companies in the United States and internationally.

2.Summary of Significant Accounting Policies

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

                         SEACHANGE INTERNATIONAL, INC.

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

                         SEACHANGE INTERNATIONAL, INC.

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

                         SEACHANGE INTERNATIONAL, INC.

   Below is a summary of the shares used in calculating basic and diluted earnings per share for the years indicated:

                                                  Year ended December 31,
                                              --------------------------------
                                                 1997       1998       1999
                                              ---------- ---------- ----------
Weighted average shares used in calculating
 earnings per share-- Basic.................. 15,716,000 18,982,000 20,883,000
Shares attributable to unvested restricted
 common stock................................        --         --       2,000
Acquisition escrow shares....................        --         --       1,000
Dilutive stock options.......................        --         --     888,000
                                              ---------- ---------- ----------
Weighted average shares used in calculating
 earnings per share-- Diluted................ 15,716,000 18,982,000 21,774,000
                                              ========== ========== ==========

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

3.Consolidated Balance Sheet Detail

   Inventories consist of the following:

                                                             December 31,
                                                        -----------------------
                                                           1998        1999
                                                        ----------- -----------
Components and assemblies.............................. $14,592,000 $14,739,000
Finished products......................................   1,565,000   2,389,000
                                                        ----------- -----------
                                                        $16,157,000 $17,128,000
                                                        =========== ===========

                         SEACHANGE INTERNATIONAL, INC.

   Property and equipment consist of the following:

                                             Estimated       December 31,
                                            useful life -----------------------
                                              (years)      1998        1999
                                            ----------- ----------- -----------
Office furniture and equipment............        5     $ 1,602,000 $ 1,645,000
Computer and demonstration equipment......        3       9,139,000  12,213,000
Deployed assets...........................      3-7       1,789,000   4,065,000
Service and spare components..............        5       2,584,000   2,584,000
Leasehold improvements....................      1-7         760,000   1,096,000
Automobiles...............................        5          56,000      56,000
                                                        ----------- -----------
                                                         15,930,000  21,659,000
Less--Accumulated depreciation and amorti-
 zation...................................                7,880,000  11,121,000
                                                        ----------- -----------
                                                        $ 8,050,000 $10,538,000
                                                        =========== ===========

   Depreciation expense was $2,529,000, $3,857,000 and $3,806,000 for the years ended December 31, 1997, 1998 and 1999, respectively.

   Accrued expenses consist of the following:

                                                              December 31,
                                                          ---------------------
                                                             1998       1999
                                                          ---------- ----------
Accrued software license fees............................ $1,206,000 $1,565,000
Accrued sales and use taxes..............................    733,000    647,000
Other accrued expenses...................................  1,465,000  1,287,000
                                                          ---------- ----------
                                                          $3,404,000 $3,499,000
                                                          ========== ==========

4.Segment Information

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

                         SEACHANGE INTERNATIONAL, INC.

respective gross profits. There were no intersegment sales or transfers. Long-lived assets are principally located in the United States. The following summarizes the revenues and cost of revenues by reportable segment:

         === ===

                                                  Year ended December 31,
                                            -----------------------------------
                                               1997        1998        1999
                                            ----------- ----------- -----------
Revenues
 Digital advertising insertion............. $55,977,000 $44,088,000 $44,553,000
 Movies....................................   4,437,000   9,722,000   6,582,000
 Broadcast.................................         --    4,223,000  16,793,000
 ITV.......................................         --          --      529,000
 Services..................................   8,268,000  14,891,000  16,764,000
                                            ----------- ----------- -----------
                                            $68,682,000 $72,924,000 $85,221,000
                                            ----------- ----------- -----------
Costs of revenues
 Digital advertising insertion............. $32,356,000 $26,551,000 $25,302,000
 Movies....................................   2,384,000   6,801,000   4,057,000
 Broadcast.................................         --    2,420,000   9,187,000
 ITV.......................................         --          --      343,000
 Services..................................   7,898,000  13,611,000  14,962,000
                                            ----------- ----------- -----------
                                            $42,638,000 $49,383,000 $53,851,000
                                            ----------- ----------- -----------

   The following summarizes revenues by geographic locations:

                                                  Year ended December 31,
                                            -----------------------------------
                                               1997        1998        1999
                                            ----------- ----------- -----------
Revenues
 United States............................. $60,650,000 $63,497,000 $65,730,000
 Canada and South America..................   2,696,000     691,000   5,371,000
 Europe....................................   4,481,000   4,272,000   9,777,000
 Rest of world.............................     855,000   4,464,000   4,343,000
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

5.Acquisitions and Restructuring of Operations

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

                         SEACHANGE INTERNATIONAL, INC.

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

   The purchase price was allocated to the acquired assets and liabilities as follows:

   Tangible assets................................................. $ 5,471,000
   Assumed liabilities.............................................  (7,591,000)
   Intangible assets:
    In-process research and development............................   5,290,000
    Software.......................................................     850,000
    Assembled workforce............................................     280,000
    Goodwill.......................................................     505,000
                                                                    -----------
                                                                    $ 4,805,000
                                                                    ===========

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

                                                          Pro forma for the
                                                       year ended December 31,
                                                       -----------------------
                                                          1996        1997
                                                       ----------- -----------
                                                       (unaudited) (unaudited)
   Revenues........................................... $61,229,000 $76,368,000
   Net income (loss).................................. $   716,000 $(3,280,000)
   Basic earnings (loss) per share.................... $       .09 $      (.21)
   Diluted earnings (loss) per share.................. $       .04 $      (.21)

                         SEACHANGE INTERNATIONAL, INC.

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

6.Lines of Credit

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

7.Income Taxes

   The components of income (loss) before income taxes are as follows:

                                                Year ended December 31,
                                            ----------------------------------
                                               1997        1998        1999
                                            ----------  -----------  ---------
   Domestic................................ $ (521,000) $(7,361,000) $ 331,000
   Foreign.................................        --           --     151,000
                                            ----------  -----------  ---------
                                            $ (521,000) $(7,361,000) $ 482,000
                                            ==========  ===========  =========

   The components of the provision (benefit) for income taxes are as follows:

                                                Year ended December 31,
                                            ----------------------------------
                                               1997        1998        1999
                                            ----------  -----------  ---------
   Current provision (benefit):
    Federal................................ $1,920,000  $(1,913,000) $ 532,000
    State..................................    371,000          --     354,000
    Foreign................................        --           --      56,000
                                            ----------  -----------  ---------
                                             2,291,000   (1,913,000)   942,000
                                            ----------  -----------  ---------
   Deferred benefit:
    Federal................................   (394,000)    (124,000)  (586,000)
    State..................................   (121,000)    (752,000)  (371,000)
    Foreign................................        --           --         --
                                            ----------  -----------  ---------
                                              (515,000)    (876,000)  (957,000)
                                            ----------  -----------  ---------
                                            $1,776,000  $(2,789,000) $ (15,000)
                                            ==========  ===========  =========

                         SEACHANGE INTERNATIONAL, INC.

   The components of deferred income taxes are as follows:

                                                          December 31,
                                                     ------------------------
                                                        1998         1999
                                                     -----------  -----------
   Deferred tax assets:
    Inventories..................................... $ 1,299,000  $ 1,282,000
    Allowance for doubtful accounts.................     320,000      405,000
    Deferred revenue................................     126,000      115,000
    Software........................................     111,000      107,000
    Accrued expenses................................     153,000      135,000
    Property and equipment..........................         --       104,000
    Research and development credit carryforwards...         --       198,000
    State net operating loss carryforwards..........     398,000      554,000
    Acquired net operating loss carryforwards and
     basis differences..............................   3,361,000    3,361,000
                                                     -----------  -----------
                                                       5,768,000    6,261,000
    Valuation allowance.............................  (3,361,000)  (3,361,000)
                                                     -----------  -----------
     Total deferred tax assets......................   2,407,000    2,900,000
                                                     -----------  -----------
   Deferred tax liabilities:
    Property and equipment..........................     430,000          --
    Other...........................................      10,000          --
                                                     -----------  -----------
     Total deferred tax liabilities.................     440,000          --
                                                     -----------  -----------
   Net deferred income taxes........................ $ 1,967,000  $ 2,900,000
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

                         SEACHANGE INTERNATIONAL, INC.

   At December 31, 1999, the Company had state net operating loss carryforwards of approximately $5,127,000 which expire at various dates through 2013.

   The income tax provision (benefit) computed using the federal statutory income tax rate differs from the Company's effective tax rate primarily due to the following:

                                                 Year ended December 31,
                                             ----------------------------------
                                                1997        1998        1999
                                             ----------  -----------  ---------
   Statutory U.S. federal tax rate.........  $  (91,000) $(2,552,000) $ 164,000
   State taxes after state tax credits, net
    of federal tax benefits................     165,000     (496,000)   (12,000)
   Other...................................     145,000      355,000     98,000
   Research and development tax credits....    (334,000)    (316,000)  (446,000)
   Non-deductible acquisition costs........         --           --     233,000
   Acquired net operating losses...........         --           --    (192,000)
   Nondeductible expenses, including write-
    off of acquired in-process research and
    development in 1997....................   1,891,000      220,000    140,000
                                             ----------  -----------  ---------
                                             $1,776,000  $(2,789,000) $ (15,000)
                                             ==========  ===========  =========

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

8.Common Stock

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

                         SEACHANGE INTERNATIONAL, INC.

 Reserved Shares

   At December 31, 1999, the Company had 1,475,575 shares of common stock reserved for issuance upon the exercise of common stock options and the purchase of stock under the Employee Stock Purchase Plan.

9.Convertible Preferred Stock

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

10.Stock Plans

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

                         SEACHANGE INTERNATIONAL, INC.

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

   Transactions under the 1995 Stock Option Plan and the Director Option Plan during the years ended December 31, 1997, 1998 and 1999 are summarized as follows:

                                          Year ended December 31,
                          -----------------------------------------------------------
                                 1997                1998                1999
                          ------------------- ------------------- -------------------
                                     Weighted            Weighted            Weighted
                                     average             average             average
                                     exercise            exercise            exercise
                           Shares     price    Shares     price    Shares     price
                          ---------  -------- ---------  -------- ---------  --------
Outstanding at beginning
 of period..............  1,109,001   $ 3.91  1,714,586   $7.60   2,113,824   $ 5.34
Granted.................    878,304    12.02  1,334,594    4.95     524,739    14.76
Exercised...............   (133,499)    1.53   (135,790)   3.71    (310,753)    3.94
Cancelled...............   (139,220)   11.87   (799,566)   9.99    (287,757)    6.00
                          =========           =========           =========
Outstanding at period
 end....................  1,714,586   $ 7.60  2,113,824   $5.34   2,040,053   $ 7.79
                          =========           =========           =========
Options exercisable at
 period end.............    307,797             473,465             594,265
Weighted average fair
 value of options
 granted during the
 period.................              $ 7.33              $3.54               $ 7.11

   The following table summarizes information about employee and director stock options outstanding at December 31, 1999:

                                 Options outstanding at December 31, 1999
                          ------------------------------------------------------
                                        Weighted average
                            Number    remaining contractual Weighted average
                          outstanding     life (years)       exercise price
                          ----------- --------------------- ----------------
Range of exercise prices
  $ 0.33................      32,192          5.65               $ 0.33
    0.82 to 0.91........     114,624          3.05                 0.87
    2.80 to 4.00........     546,740          8.60                 3.87
    4.45 to 6.25........     704,431          8.10                 5.48
    6.58 to 10.00.......     287,492          8.58                 7.47
   10.33 to 14.33.......     145,233          9.26                11.55
   19.17 to 35.375......     209,341          8.87                28.52
                           ---------
                           2,040,053
                           =========

                         SEACHANGE INTERNATIONAL, INC.

                                                    Options exercisable
                                                    at December 31, 1999
                                              --------------------------------
                                                Number    Weighted average
            Range of exercise prices          exercisable  exercise price
            ------------------------          ----------- ----------------
   $ 0.33....................................    26,496        $ 0.33
     0.82 to 0.91............................    88,704          0.87
     2.80 to 4.00............................   149,150          3.74
     4.45 to 6.25............................   233,144          5.41
     6.58 to 10.00...........................    46,179          7.63
    10.33 to 14.33...........................    11,757         12.90
    19.17 to 35.375..........................    38,835         19.35
                                                -------
                                                594,265
                                                =======

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

                                                 Year ended December 31,
                                             ----------------------------------
                                                1997         1998        1999
                                             -----------  -----------  --------
Net income (loss)
 As reported................................ $(2,297,000) $(4,572,000) $497,000
 Pro forma.................................. $(3,167,000) $(6,456,000) $122,000
Basic earnings (loss) per share
 As reported................................ $      (.15) $      (.24) $    .02
 Pro forma.................................. $      (.20) $      (.34) $    .01
Diluted earnings (loss) per share
 As reported................................ $      (.15) $      (.24) $    .02
 Pro forma.................................. $      (.20) $      (.34) $    .01

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

                         SEACHANGE INTERNATIONAL, INC.

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

11.Commitments

   The Company leases its operating facilities and certain office equipment under non-cancelable capital and operating leases, which expire at various dates through 2005. Rental expense under operating leases was approximately $600,000, $1,341,000 and $1,681,000 for the years ended December 31, 1997, 1998 and 1999, respectively. Future commitments under minimum lease payments as of December 31, 1999 are as follows:

                                                            Capital  Operating
                                                            -------- ----------
   Year ended December 31, 2000............................ $236,000 $1,680,000
    2001...................................................  221,000  1,411,000
    2002...................................................  156,000    895,000
    2003...................................................   67,000    714,000
    2004...................................................      --     687,000
   Thereafter..............................................      --     171,000
                                                            --------
   Minimum lease payments..................................  680,000
   Less: Amount representing interest......................   89,000
                                                            --------
                                                            $591,000
                                                            ========

   The Company had non-cancelable purchase commitments for inventories of approximately $1,600,000 at December 31, 1999.

   In the ordinary course of business, the Company is subject to various types of litigation. In the opinion of management, all litigation currently pending or threatened will not have a material adverse effect on the Company's financial position or results of operations.

12.Employee Benefit Plan

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

                         SEACHANGE INTERNATIONAL, INC.

                      REPORT OF INDEPENDENT ACCOUNTANTS ON
                          FINANCIAL STATEMENT SCHEDULE

To the Board of Directors
of SeaChange International, Inc.:

   Our audits of the consolidated financial statements referred to in our report dated January 31, 2000 appearing in the 1999 Annual Report to Shareholders of SeaChange International, Inc. (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10k) also included an audit of the financial statement schedule listed in
Item 14 (a) (2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP
Boston, Massachusetts
January 31, 2000

                                  Schedule II

                         SEACHANGE INTERNATIONAL, INC.

                 VALUATION OF QUALIFYING ACCOUNTS AND RESERVES

                         Balance at
                         beginning  Charged to  Deductions           Balance at
                             of     costs and      and                  end
                           period    expenses   write-offs   Other   of period
                         ---------- ---------- ------------ -------- ----------
Allowance for Doubtful
 Acccounts:
Year ended December 31,
 1997                    $  173,000 $  485,000 $  (174,000) $ 75,000 $  559,000
Year ended December 31,
 1998                    $  559,000 $  497,000 $  (186,000) $    --  $  870,000
Year ended December 31,
 1999                    $  870,000 $  225,000 $  (187,000) $    --  $  908,000
Inventory Valuation
 Allowance:
Year ended December 31,
 1997                    $  750,000 $1,730,000 $(1,076,000) $100,000 $1,504,000
Year ended December 31,
 1998                    $1,504,000 $2,016,000 $  (919,000) $    --  $2,601,000
Year ended December 31,
 1999                    $2,601,000 $  458,000 $  (395,000) $    --  $2,664,000