Form 10-Q
period 2000-03-31
SEACHANGE INTERNATIONAL INC
filed 2000-05-15
CIK 1019671

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                   FORM 10-Q

(Mark One)

  [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended March 31, 2000

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

YES [X]    NO [_]

The number of shares outstanding of the registrant's Common Stock on May 10, 2000 was 21,478,945.
--------------------------------------------------------------------------------

                         SEACHANGE INTERNATIONAL, INC.

                               TABLE OF CONTENTS

                                                                          PAGE
                                                                          ----
PART I.  FINANCIAL INFORMATION

         Item 1. Consolidated Financial Statements

         Consolidated Balance Sheet at March 31, 2000 and December 31,
         1999............................................................  3

         Consolidated Statement of Operations
         Three months ended March 31, 2000 and 1999......................  4

         Consolidated Statement of Cash Flows
         Three months ended March 31, 2000 and 1999......................  5

         Notes to Consolidated Financial Statements......................  6-8

         Item 2. Management's Discussion and Analysis of Financial
                 Condition and Results of Operations.....................  9-12

         Item 3. Quantitative and Qualitative Disclosures About Market
                 Risk....................................................  13

PART II. OTHER INFORMATION

         Item 1. Legal Proceedings.......................................  13

         Item 6. Exhibits and Reports on Form 8-K........................  13


SIGNATURES...............................................................  14

EXHIBIT INDEX............................................................  15

Item 1.  Financial Statements

                         SeaChange International, Inc.
                          Consolidated Balance Sheet
                   (in thousands, except share-related data)

                                                       March 31,   December 31,
                                                       ----------  -------------
                                                          2000         1999
                                                       ----------  -------------
Assets
Current assets
 Cash and cash equivalents                               $ 7,402        $11,318
 Accounts receivable, net of allowance for doubtful
   accounts of $821 at March 31, 2000 and
   $908 at December 31, 1999                              20,871         17,840
 Inventories                                              20,333         17,128
 Prepaid expenses and other current assets                 2,218          1,568
 Deferred income taxes                                     2,243          2,243
                                                         -------        -------
 Total current assets                                     53,067         50,097

Property and equipment, net                               11,416         10,538
Other assets                                                 864            884
Goodwill and intangibles, net                                682            785
                                                         -------        -------
                                                         $66,029        $62,304
                                                         =======        =======
Liabilities and Stockholders' Equity
Current liabilities
 Current portion of equipment line of credit
   and obligations under capital lease                   $ 1,714        $ 1,048
 Accounts payable                                         14,560         15,038
 Accrued expenses                                          2,229          3,499
 Customer deposits                                         2,273          2,092
 Deferred revenue                                          7,042          4,380
 Income taxes payable and other current liabilities          507            675
                                                         -------        -------
   Total current liabilities                              28,325         26,732
                                                         -------        -------

Long-term equipment line of credit and
 obligations under capital lease                           2,304          1,231
                                                         -------        -------
Commitments (Note 8)

Stockholders' Equity
Common stock, $.01 par value; 50,000,000
 shares authorized; 21,432,989 shares and
  21,285,855 shares issued at March 31, 2000 and
   December 31, 1999, respectively                           214            213
Additional paid-in capital                                36,382         35,634
Accumulated deficit                                       (1,094)        (1,440)
Treasury stock, 60,750 shares                                 (1)            (1)
Accumulated other comprehensive loss                        (101)           (65)
                                                         -------        -------
   Total stockholders' equity                             35,400         34,341
                                                         -------        -------

                                                         $66,029        $62,304
                                                         =======        =======

                The accompanying notes are an integral part of
                   these consolidated financial statements.

                         SeaChange International, Inc.
                     Consolidated Statement of Operations
                       (in thousands, except share data)

                                             Three months ended March 31,
                                             ---------------------------
                                                  2000         1999
                                                -------      -------
Revenues
  Systems                                   $    16,672  $    16,924
  Services                                        5,299        3,887
                                            -----------  -----------
                                                 21,971       20,811
                                            -----------  -----------

Costs of revenues
  Systems                                         9,196        9,873
  Services                                        4,162        3,444
                                            -----------  -----------
                                                 13,358       13,317
                                            -----------  -----------
Gross profit                                      8,613        7,494
                                            -----------  -----------

Operating expenses
  Research and development                        4,486        4,120
  Selling and marketing                           2,221        1,996
  General and administrative                      1,424        1,388
                                            -----------  -----------
                                                  8,131        7,504
                                            -----------  -----------

  Income (loss) from operations                     482          (10)

Interest income, net                                 26           11
                                            -----------  -----------

  Income before income taxes                        508            1

Provision for income taxes                          162           33
                                            -----------  -----------

  Net income (loss)                         $       346  $       (32)
                                            ===========  ===========

Basic and Diluted earnings (loss) per share $       .02  $        --
                                            ===========  ===========

Shares used in calculating:

  Basic earnings per share                   21,337,000   20,611,000
                                            ===========  ===========


  Diluted earnings per share                 23,017,000   20,611,000
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

                         SeaChange International, Inc.
                     Consolidated Statement of Cash Flows
               INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                                (in thousands)

                                                           For the three months
                                                             ended March 31,
                                                           -------------------
                                                              2000       1999
                                                            -------    -------
Cash flows from operating activities
 Net income (loss)                                          $   346    $   (32)
 Adjustments to reconcile net income (loss) to net cash
   provided by (used in) operating activities:
     Depreciation and amortization                            1,084      1,043
     Inventory valuation allowance                               --        288
     Changes in assets and liabilities:
         Accounts receivable                                 (3,031)      (443)
         Inventories                                         (3,082)     1,186
         Prepaid expenses and other current assets             (666)       (23)
         Accounts payable                                      (478)       121
         Accrued expenses                                    (1,270)        51
         Customer deposits                                      181        (93)
         Deferred revenue                                     2,662      1,605
         Income taxes payable and other current liabilities     (73)        15
                                                            -------    -------

           Net cash provided by (used in) operating
             activities                                      (4,327)     3,718
                                                            -------    -------

Cash flows from investing activities
 Purchases of property and equipment                         (1,982)      (334)
                                                            -------    -------

           Net cash used in investing activities             (1,982)      (334)
                                                            -------    -------

Cash flows from financing activities
Proceeds from borrowings under equipment line of
        credit                                                2,000         --
 Repayments under line of credit and equipment line of
        credit                                                 (215)    (2,122)
 Repayment of obligation under capital lease                    (46)       (16)
 Proceeds from issuance of common stock                         654        211
                                                            -------    -------

           Net cash provided by (used in) financing
             activities                                       2,393     (1,927)
                                                            -------    -------

 Net increase (decrease) in cash and cash equivalents        (3,916)     1,457
 Cash and cash equivalents, beginning of period              11,318      5,442
                                                            -------    -------

 Cash and cash equivalents, end of period                   $ 7,402    $ 6,899
                                                            =======    =======

 Supplemental disclosure of cash flow information:
 Income taxes paid                                          $   236    $    15
 Interest paid                                              $    68    $    17

 Supplemental disclosure of noncash activity:
 Transfer of items originally classified as inventories
   to fixed assets                                          $   123    $    56
 Transfer of items originally classified as fixed assets
   to inventories                                           $    --    $   737

                The accompanying notes are an integral part of
                   these consolidated financial statements.

                         SEACHANGE INTERNATIONAL, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          (UNAUDITED; IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


1.   BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements include the accounts of SeaChange International, Inc. and its subsidiaries. The Company believes that the unaudited consolidated financial statements reflect all adjustments (consisting of only normal recurring adjustments), necessary for a fair presentation of the Company's financial position, results of operations and cash flows at the dates and for the periods indicated. The results of operations for the three month period ended March 31, 2000 are not necessarily indicative of results expected for the full fiscal year or any other future periods. The unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes for the year ended December 31, 1999, included in the Company's Annual Report on Form 10-K for such fiscal year.

2.   REVENUE RECOGNITION

     Revenues from sales of systems are recognized upon shipment provided title and risk of loss has passed to the customer, there is evidence of an arrangement, fees are fixed and determinable and collection of the related receivable is probable. Installation and training revenue is deferred and recognized as these services are performed. Revenue from technical support and maintenance contracts is deferred and recognized ratably over the period of the related agreements, generally twelve months. Customers are billed for installation, training and maintenance at the time of the product sale. Revenue from content fees, primarily movies, is recognized in the period earned based on noncancelable agreements. Customer deposits represent advance payments from customers for systems.


3.   EARNINGS PER SHARE

     For the three months ended March 31, 1999, common shares of 416,000, issuable upon the exercise of stock options and unvested restricted common stock of 306,000, are antidilutive because the Company recorded a net loss for the period, and therefore, have been excluded from the diluted earnings per share computation.

     Below is a summary of the shares used in calculating basic and diluted earnings per share for the periods indicated:

                                                                           THREE MONTHS ENDED
                                                                                MARCH 31,
                                                                       --------------------------
                                                                          2000            1999
                                                                       --------------------------
Weighted average shares used in calculating earnings per share-
   Basic............................................................   21,337,000      20,611,000

Dilutive stock options..............................................    1,680,000               -
                                                                       --------------------------

Weighted average shares used in calculating earnings per share-
 Diluted............................................................   23,017,000      20,611,000
                                                                       ==========      ==========

                         SEACHANGE INTERNATIONAL, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           (unaudited; in thousands, except share and per share data

4.   INVENTORIES

     Inventories consist of the following:

                                  MARCH 31,      DECEMBER 31,
                                    2000             1999
                                  --------------------------
     Components and assemblies    $17,797            $14,739
     Finished products              2,536              2,389
                                  --------------------------
                                  $20,333            $17,128
                                  =======            =======

5.   COMPREHENSIVE INCOME (LOSS)

     For the three months ended March 31, 2000 and 1999, the Company's comprehensive income (loss) was as follows:

                                                        THREE MONTHS ENDED
                                                             MARCH 31,
                                                    --------------------------
                                                       2000            1999
                                                    --------------------------
Net income (loss)                                     $ 346           $ (32)
Other comprehensive income (expense), net of tax:
   Foreign currency translation adjustment, net
    of tax of $12 and $6, respectively                  (24)             11
                                                      ---------------------
Other comprehensive income (expense)                    (24)             11
                                                      ---------------------

Comprehensive income (loss)                           $ 322           $ (21)
                                                      =====           =====

6.   NEW ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments, including derivative instruments embedded in other contracts, collectively referred to as derivatives, and for hedging activities. The Company will adopt SFAS 133 as required by SFAS 137, "Deferral of the Effective Date of FASB Statement No. 133", in fiscal year 2001. To date the Company has not utilized derivative instruments or hedging activities and, therefore, the adoption of SFAS 133 is not expected to have a material impact on the Company's financial position or results of operations.

     In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." SAB 101 summarizes the SEC's view in applying generally accepted accounting principles to selected revenue recognition issues. The application of the guidance in SAB 101 will be required in the Company's second quarter of its current fiscal year. The effects of applying this guidance, if any, will be reported as a cumulative effect adjustment resulting in a change in accounting principle. The Company's evaluation of SAB 101 is not yet complete.

     In March 2000, the Financial Accounting Standards Board issued FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation--an interpretation of APB Opinion No. 25" ("FIN 44"). FIN 44 clarifies the application of APB Opinion No. 25 and is effective
     July 1, 2000, but certain conclusions in FIN 44 cover specific events that occurred after either December 15, 1998 or January 12, 2000. The Company does not expect the application of FIN 44 to have a material impact on the Company's financial position or results of operations.

                         SEACHANGE INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (unaudited; in thousands, except share and per share data


7.   SEGMENT INFORMATION

     The Company has four reportable segments: digital advertising insertion, broadcast systems, interactive television systems (ITV) and services. The digital advertising insertion systems segment provides products to digitally manage, store and distribute digital video for television operators and telecommunications companies. The broadcast systems segment provides products for the storage, archival, on-air playback of advertising, near video on demand, and other video programming for the broadcast television industry. The ITV segment comprises products to provide long-form video storage and delivery for television operators and telecommunication companies for the residential market and pay-per-view markets for the hospitality and commercial property markets. The service segment provides installation, training, product maintenance and technical support for all of the above systems and content which is distributed by the ITV product segment. The Company does not measure the assets allocated to the segments. The Company has changed its reportable segments from the prior year and has reclassed prior year amounts to conform to these current segments. The Company measures results of the segments based on the respective gross profits. There were no intersegment sales or transfers. Long-lived assets are principally located in the United States. The following summarizes the revenues and cost of revenues by reportable segment:


                                                        THREE MONTHS ENDED
                                                             MARCH 31,
                                                    --------------------------
                                                       2000            1999
                                                    --------------------------
Revenues
     Digital advertising insertion                  $10,838         $12,493
     Broadcast                                        3,305           4,105
     ITV                                              2,529             326
     Services                                         5,299           3,887
                                                    -------         -------
                                                    $21,971         $20,811
                                                    =======         =======

Costs of revenues
     Digital advertising insertion                  $ 5,993         $ 7,305
     Broadcast                                        1,980           2,335
     ITV                                              1,223             233
     Services                                         4,162           3,444
                                                    -------         -------
                                                    $13,358         $13,317
                                                    =======         =======
    The following summarizes revenues by geographic locations:

Revenues
     United States                                  $18,359         $17,498
     Canada and South America                         1,531             856
     Europe                                           1,861           1,623
     Rest of world                                      220             834
                                                    -------         -------
                                                    $21,971         $20,811
                                                    =======         =======

     Single customers accounted for 17% and 15% of revenues in the three months ended March 31, 2000 and 17%, 16% and 14% of revenues in the three months ended March 31, 1999.

8.   LEGAL PROCEEDINGS

     One of our customers is subject to a lawsuit whereby a third party has made a claim of patent infringement against our customer, which claim is believed to relate to such customer's use of our products. Our customer has requested that we indemnify it from such liability to the extent such liability is related to the customer's use of our products. We do not believe that the charge of infringement against the customer's products based on use of our products has any merit, and we plan to oppose the allegations vigorously.

9.   SUBSEQUENT EVENTS

     In April, the Company's Board of Directors voted to change the Company's fiscal accounting year to begin on February 1 and end on January 31. The Company had been operating under a fiscal year that began on January 1 and ended December 31.

     In May, the Company and Microsoft Corporation entered into a binding letter of intent to collaborate on extending Microsoft Windows Media Technologies from broadband Internet delivery to cable and broadcast television systems. As part of the agreement, Microsoft Corporation will make a minority investment in the Company.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

FACTORS THAT MAY AFFECT FUTURE RESULTS

     Any statements contained in this Form 10-Q that do not describe historical facts, including without limitation statements concerning expected revenues, earnings, product introductions and general market conditions, may constitute forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. Any such forward-looking statements contained herein are based on current expectations, but are subject to a number of risks and uncertainties that may cause actual results to differ materially from expectations. The factors that could cause actual future results to differ materially from current expectations include the following: the Company's ability to integrate the operations of acquired subsidiaries; fluctuations in demand for the Company's products and services; the Company's ability to manage its growth; the Company's ability to develop, market and introduce new and enhanced products and services on a timely basis; the rapid technological change which characterizes the Company's markets; the Company's significant concentration of customers; the Company's dependence on certain sole source suppliers and third-party manufacturers; the risks associated with international sales as the Company expands its markets; and the ability of the Company to compete successfully in the future. Further information on factors that could cause actual results to differ from those anticipated is detailed in various filings made by the Company from time to time with the Securities and Exchange Commission, including but not limited to, those appearing under the caption "Certain Risk Factors" in the Company's Annual Report on Form 10-K for the year ended December 31, 1999. Any forward-looking statements should be considered in light of those factors.

OVERVIEW

The Company develops, markets, licenses and sells digital advertising insertion, broadcast and interactive television systems and related services and movie content to television operators, telecommunications companies, the hospitality and commercial property markets and broadcast television companies. Revenues from systems sales are recognized upon shipment provided title and risk of loss has passed to the customer, there is evidence of an arrangement, fees are fixed and determinable and collection of the related receivables is probable. Installation and training revenue is deferred and recognized as these services are performed. Revenue from technical support and maintenance contracts is deferred and recognized ratably over the period of the related agreements, generally twelve months. Customers are billed for installation, training and maintenance at the time of the product sale. Revenue from content fees, primarily movies, is recognized in the period earned based on noncancelable agreements.

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

In April, the Company's Board of Directors voted to change the Company's fiscal accounting year to begin on February 1 and end on January 31. The Company had been operating under a fiscal year that began on January 1 and ended December 31.

In May, the Company and Microsoft Corporation entered into a binding letter of intent to collaborate on extending Microsoft Windows Media Technologies from broadband Internet delivery to cable and broadcast television systems. As part of the agreement, Microsoft Corporation will make a minority investment in the Company.

   Revenues

   Systems. The Company's systems revenues consist of sales of its digital video insertion, broadcast and interactive television system products. Systems revenues decreased 1% from $16.9 million in the three months ended March 31, 1999 to $16.7 million in the three months ended March 31, 2000.
   The decreased systems revenues in the three months ended March 31, 2000 compared to the same period in 1999 resulted from a decrease of $1.7 million and $800,000 in digital advertising insertion and broadcast systems revenues, respectively, offset by a $2.2 million increase in interactive television systems revenues. The Company expects future systems revenue growth, if any, to come principally from its broadcast and interactive television products.

   For the three month periods ended March 31, 2000 and 1999, certain customers accounted for more than 10% of the Company's total revenues. Single customers accounted for 17% and 15% of total revenues in three months ended March 31, 2000 and 17%, 16% and 14% of total revenues in the three months ended March 31, 1999. The Company believes that revenues from current and future large customers will continue to represent a significant proportion of total revenues.

   International sales accounted for approximately 16% of total revenues in the three month periods ended March 31, 2000 and 1999. The Company expects that international sales will remain a significant portion of the Company's business in the future. As of March 31, 2000, substantially all sales of the Company's products were made in United States dollars. The Company does not expect to change this practice in the foreseeable future. Therefore, the Company has not experienced, nor does it expect to experience in the near term, any material impact from fluctuations in foreign currency exchange rates on its results of operations or liquidity. If this practice changes in the future, the Company will reevaluate its foreign currency exchange rate risk.

   Services. The Company's services revenues consist of fees for installation, training, product maintenance, technical support services and movie content fees. The Company's services revenues increased 36% to $5.3 million in three months ended March 31, 2000 from $3.9 million in the three months ended March 31, 1999. This increase in services revenues primarily resulted from the renewals of maintenance and support contracts, price increases on certain annual maintenance contracts and the impact of a growing installed base of systems.

   Gross Profit

   Systems. Costs of systems revenues consist primarily of the cost of purchased components and subassemblies, labor and overhead relating to the final assembly and testing of complete systems and related expenses. Costs of systems revenues decreased 7% from $9.9 million in the three months ended March 31, 1999 to $9.2 million in the three months ended March 31, 2000. In the three months ended March 31, 2000, the decrease in costs of systems revenues reflects lower systems revenue and a higher margin product mix.

   Systems gross profit as a percentage of systems revenues was 45% and 42% in the three months ended March 31, 2000 and 1999, respectively. The increase in systems gross profit in the three month ended March 31, 2000 was primarily due to lower material and labor costs as a percentage of systems revenue.
   The gross profits in the three months ended March 31, 1999 were impacted by an increase of approximately $288,000 in the Company's inventory valuation allowance. The Company evaluates inventory levels and expected usage on a periodic basis and provides a valuation allowance for estimated inactive, obsolete and surplus inventory.

   Services. Costs of services revenues consist primarily of labor, materials and overhead relating to the installation, training, product maintenance and technical support services provided by the Company and costs associated with providing movie content. Costs of services revenues increased 21% from $3.4 million in the three months ended March 31, 1999 to $4.2 million in the three months ended March 31, 2000, primarily as a result of the costs associated with the Company hiring and training additional service personnel to provide worldwide support for the growing installed base of digital advertising insertion, broadcast and interactive television systems and costs associated with providing movie content. Services gross profit as a percentage of services revenue was 22% in the three months ended March 31, 2000 and 11% in the three months ended March 31, 1999. Improvements in the services gross profit in the three months ended March 31, 2000 reflects the increase in the installed base of systems under service contracts, the impact of price increases on certain annual maintenance contracts and the completion of certain high margin support contracts. The Company expects that it will continue to experience fluctuations in gross profit as a percentage of services revenue as a result of the timing of revenues from product and maintenance support and other services to support the growing installed base of systems and the timing of costs associated with the Company's ongoing investment required to build a service organization to support the installed base of systems and new products.

   Research and Development. Research and development expenses consist primarily of compensation of development personnel, depreciation of equipment and an allocation of related facilities expenses. Research and development expenses increased 9% from $4.1 million in the three months ended March 31, 1999 to $4.5 million in the three months ended March 31, 2000. The increase in the dollar amount in the three months ended March 31, 2000 was primarily attributable to the hiring and contracting of additional development personnel which reflects the Company's continuing investment in new products. All internal software development costs to date have been expensed by the Company. The Company expects that research and development expenses will continue to increase in dollar amount as the Company continues its development and support of new and existing products.

   Selling and Marketing. Selling and marketing expenses consist primarily of compensation expenses, including sales commissions, travel expenses and certain promotional expenses. Selling and marketing expenses increased 11% to $2.2 million in the three months ended March 31, 2000 from $2.0 million in the three months ended March 31, 1999. The increase was primarily due to the hiring of additional sales personnel for the Company's broadcast and interactive television products.

   General and Administrative. General and administrative expenses consist primarily of compensation of executive, finance, human resource and administrative personnel, legal and accounting services and an allocation of related facilities expenses. General and administrative expenses remained relatively flat at $1.4 million in the three months ended March 31, 2000 and 1999.

   Interest Income, net. Interest income, net was approximately $26,000 and $11,000 in the three months ended March 31, 2000 and 1999, respectively. The increase in interest income, net in the three months ended March 31, 2000 primarily resulted from higher average invested cash balances offset by interest expense on borrowings.

   Provision for Income Taxes. The Company's effective tax provision rate was 32% in the three months ended March 31, 2000.

   The Company had net deferred tax assets of $2.9 million at March 31, 2000. The Company has made the determination it is more likely than not that it will realize the benefits of the net deferred tax assets.

   Liquidity and Capital Resources

   The Company has financed its operations and capital expenditures primarily with the proceeds of the Company's common stock, borrowings and cash flows generated from operations. Cash, cash equivalents and marketable securities decreased $3.9 million from $11.3 million at December 31, 1999 to $7.4 million at March 31, 2000. Working capital increased from approximately $23.4 million at December 31, 1999 to approximately $24.7 million at March 31, 2000.

   Net cash used in operating activities was approximately $4.3 million for the three months ended March 31, 2000. Net cash provided by operating activities was approximately $3.7 million for the three months ended March 31,1999. The net cash used in operating activities in the three months ended March 31, 2000 was the result of the net income adjusted for non-cash expenses including depreciation and amortization and the changes in certain assets and liabilities. The significant net changes in assets and liabilities that used cash in operations included an increase in accounts receivable of $3.0 million and an increase in inventories of $3.1 million. These items that used cash from operations were offset by an increase in deferred revenue of $2.7 million.

   Net cash used in investing activities was approximately $2.0 million and $300,000 for the three months ended March 31, 2000 and 1999, respectively. Investment activity consisted primarily of capital expenditures related to the acquisition of computer equipment, office furniture, and other capital equipment required to support the expansion and growth of the business.

   Net cash provided by financing activities was approximately $2.4 million for the three months ended March 31, 2000. Net cash used in financing activities was approximately $1.9 million for the three months ended March 31, 1999. In the three months ended March 31, 2000, the cash provided by financing included $2.0 million of borrowings under the equipment line of credit and $700,000 received in connection with the issuance of common stock pursuant to the exercise of stock options. During the same period, cash used in financing activities included approximately $300,000 in principal payments under the Company's equipment line of credit and capital lease obligations.

   The Company had a $6.0 million revolving line of credit and a $5.0 million equipment line of credit with a bank. The revolving line of credit expired in March 2000 and the ability of the Company to make purchases applied to the equipment line of credit expired in March 2000. The Company is currently in the process of renewing both lines of credit. Borrowings under the lines of credit are secured by substantially all of the Company's assets. Loans made under the revolving line of credit would generally bear interest at a rate per annum equal to the bank's base rate plus .5%. Loans made under the equipment line of credit bear interest at a rate per annum equal to the bank's base rate plus 1.0% (9.5% at March 31, 2000). The loan agreement relating to the lines of credit requires that the Company provide the bank with certain periodic financial reports and comply with certain financial ratios including the maintenance of total liabilities, excluding deferred revenue, to net worth of at least .80 to 1.0. At March 31, 2000 the Company was in compliance with all covenants. As of March 31, 2000, there were no borrowings against the line of credit and borrowings outstanding under the equipment line of credit were $3.5 million.

   The Company believes that existing funds together with proceeds to be received from the Company's sale of its Common Stock to Microsoft Corporation pursuant to a binding letter of intent are adequate to satisfy its working capital and capital expenditure requirements for the foreseeable future.

   The Company had no material capital expenditure commitments as of March 31, 2000.

   Effects of Inflation

   Management believes that financial results have not been significantly impacted by inflation and price changes.

   Recent Accounting Pronouncements.

         In June 1998, the Financial Accounting Standards Board issued SFAS
   No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments, including derivative instruments embedded in other contracts, collectively referred to as derivatives, and for hedging activities. The Company will adopt SFAS 133 as required by SFAS 137, "Deferral of the Effective Date of FASB Statement No. 133", in fiscal year 2001. To date the Company has not utilized derivative instruments or hedging activities and, therefore, the adoption of SFAS 133 is not expected to have a material impact on the Company's financial position or results of operations.

   In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." SAB 101 summarizes the SEC's view in applying generally accepted accounting principles to selected revenue recognition issues. The application of the guidance in SAB 101 will be required in the Company's second quarter of its current fiscal year. The effects of applying this guidance, if any, will be reported as a cumulative effect adjustment resulting in a change in accounting principle. The Company's evaluation of SAB 101 is not yet complete.

   In March 2000, the Financial Accounting Standards Board issued FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation--an interpretation of APB Opinion No. 25" ("FIN 44"). FIN 44 clarifies the application of APB Opinion No. 25 and is effective July 1, 2000, but certain conclusions in FIN 44 cover specific events that occurred after either December 15, 1998 or January 12, 2000. The Company does not expect the application of FIN 44 to have a material impact on the Company's financial position or results of operations.

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk

The Company faces exposure to financial market risks, including adverse movements in foreign currency exchange rates and changes in interest rates. These exposures may change over time as business practices evolve and could have a material adverse impact on the Company's financial results. The Company's primary exposure has been related to local currency revenue and operating expenses in Europe and Asia. Historically, the Company has not hedged specific currency exposures as gains and losses on foreign currency transactions have not been material to date. At March 31, 2000, the Company had $3,475,000 outstanding related to variable rate U.S. dollar denominated debt. The carrying value of these short-term borrowings approximates fair value due to the short maturities of these instruments. Assuming a hypothetical 10% adverse change in the interest rate, interest expense on these short-term borrowings would increase by $33,000.

The carrying amounts reflected in the consolidated balance sheet of cash and cash equivalents, trade receivables, and trade payables approximates fair value at March 31, 2000 due to the short maturities of these instruments.

The Company maintains investment portfolio holdings of various issuers, types, and maturities. The Company's cash and marketable securities include cash equivalents, which the Company considers investments to be purchased with original maturities of three months or less given the short maturities and investment grade quality of the portfolio holdings at March 31, 2000, a sharp rise in interest rates should not have a material adverse impact on the fair value of the Company's investment portfolio. As a result, the Company does not currently hedge these interest rate exposures.


                          PART II.  OTHER INFORMATION

ITEM 1.  Legal Proceedings

One of our customers is subject to a lawsuit whereby a third party has made a claim of patent infringement against our customer, which claim is believed to relate to such customer's use of our products. Our customer has requested that we indemnify it from such liability to the extent such liability is related to the customer's use of our products. We do not believe that the charge of infringement against the customer's products based on use of our products has any merit, and we plan to oppose the allegations vigorously.

ITEM 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits
         Exhibit 27: Financial Data Schedule (For SEC Edgar Filing Only; Intentionally Omitted)

(b)  Reports on Form 8-K
     On January 14, 2000, the Company filed a Form 8-K with the SEC with disclosure therein under Items 2, 5 and 7 of Form 8-K relating to the Company's acquisition on December 30, 1999 of all of the outstanding capital stock of Digital Video Arts, Ltd. and the Company's three for two stock split in the form of a dividend on December 27, 1999.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, SeaChange International, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  May 15, 2000
                             SEACHANGE INTERNATIONAL, INC.

                             by: /s/ William L. Fiedler
                                 ----------------------

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