Form 10-Q
period 2000-07-31
SEACHANGE INTERNATIONAL INC
filed 2000-09-14
CIK 1019671

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                   FORM 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended July 31, 2000

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


-------------------------------------------------------------------------------
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.

YES [X]  NO [ ]

The number of shares outstanding of the registrant's Common Stock on September 11, 2000 was 21,818,810.
-------------------------------------------------------------------------------

                         SEACHANGE INTERNATIONAL, INC.

                               TABLE OF CONTENTS




PART I.  FINANCIAL INFORMATION                                              PAGE
                                                                            ----

     Item 1. Consolidated Financial Statements

          Consolidated Balance Sheet
          at July 31, 2000, December 31, 1999, January 31, 2000 and
           April 30, 2000..................................................   3

          Consolidated Statement of Operations
           Three and six months ended July 31, 2000 and June 30, 1999
           and one month ended January 31, 2000 and April 30, 2000.........   4

          Consolidated Statement of Cash Flows
           Six months ended July 31, 2000 and June 30, 1999
           and one month ended January 31, 2000 and April 30, 2000.........   5

          Notes to Consolidated Financial Statements.......................6-10

          Item 2. Management's Discussion and Analysis
          of Financial Condition and Results of Operations................11-15

          Item 3. Quantitative and Qualitative Disclosures About
                  Market Risk.............................................   16

PART II.  OTHER INFORMATION

     Item 1.  Legal Proceedings...........................................   16

     Item 2.  Changes in Securities and Use of Proceeds...................   16

     Item 4.  Submission of Matters to a Vote of Security Holders.........   17

     Item 6.  Exhibits and Reports on Form 8-K............................   17


SIGNATURES................................................................   18

EXHIBIT INDEX.............................................................   19

Item 1.  Financial Statements

                         SeaChange International, Inc.
                          Consolidated Balance Sheet
                   (in thousands, except share-related data)

                                                            July 31,   December 31,   January 31,    April 30,
                                                          -----------  -------------  ------------  ----------
                                                              2000          1999          2000         2000
                                                             -------      -------       -------       ------
Assets
Current assets
 Cash and cash equivalents                                   $11,899        $11,318       $ 2,721     $ 1,042
 Accounts receivable, net of allowance for doubtful
   accounts of $641 at July 31, 2000,
   $908 at December 31, 1999 and January 31, 2000
   and $821 at April 30, 2000                                 20,623         17,840        16,756      16,442
 Inventories                                                  22,893         17,128        20,089      22,770
 Prepaid expenses and other current assets                     3,508          1,568         1,635       2,093
 Deferred income taxes                                         3,399          2,243         3,399       3,400
                                                             -------        -------       -------     -------

 Total current assets                                         62,322         50,097        44,600      45,747

Property and equipment, net                                   12,817         10,538        10,492      11,517
Other assets                                                     891            884           869         863
Goodwill and intangibles, net                                    545            785           751         648
                                                             -------        -------       -------     -------

                                                             $76,575        $62,304       $56,712     $58,775
                                                             =======        =======       =======     =======
Liabilities and Stockholders' Equity
Current liabilities
 Current portion of equipment line of credit
   and obligations under capital lease                       $ 2,078        $ 1,048       $ 1,045     $ 1,716
 Accounts payable                                             13,766         15,038        10,451      10,588
 Accrued expenses                                              1,939          3,499         2,776       1,900
 Customer deposits                                             4,820          2,092         2,428       2,287
 Deferred revenue                                              6,574          4,380         6,292       6,339
 Income taxes payable                                            671            675           625         457
                                                             -------        -------       -------     -------
   Total current liabilities                                  29,848         26,732        23,617      23,287
                                                             -------        -------       -------     -------
Long-term equipment line of credit and
 obligations under capital lease                               2,600          1,231         1,144       2,160
                                                             -------        -------       -------     -------

Commitments and Contingencies (Note 8)

Stockholders' Equity
Common stock, $.01 par value; 100,000,000
 shares authorized; 21,812,317, 21,285,855,
   21,300,185 and 21,465,343 shares issued at July 31, 2000,
   December 31, 1999, January 31, 2000 and April 30, 2000,
   respectively                                                  218            213           213         214
Additional paid-in capital                                    47,085         35,634        35,696      36,768
Accumulated deficit                                           (3,037)        (1,440)       (3,898)     (3,549)
Treasury stock, 60,750 shares                                     (1)            (1)           (1)         (1)
Accumulated other comprehensive loss                            (138)           (65)          (59)       (104)
                                                             -------        -------       -------     -------
   Total stockholders' equity                                 44,127         34,341        31,951      33,328
                                                             -------        -------       -------     -------

                                                             $76,575        $62,304       $56,712     $58,775
                                                             =======        =======       =======     =======

The accompanying notes are an integral part of these consolidated financial statements.

                         SeaChange International, Inc.
                      Consolidated Statement of Operations
                     (in thousands, except per share data)

                                         Three months ended   Six months ended       One month ended
                                        --------------------  ----------------  -------------------------
                                         July 31,  June 30,  July 31,  June 30,   January 31,   April 30,
                                        ---------- --------  -------- ----------  -----------   ---------
                                           2000      1999       2000     1999       2000           2000
                                          -------   -------    -------   -------   -------       -------
Revenues
   Systems                                $20,059   $17,443    $36,927   $34,367   $   226       $   422
   Services                                 5,508     4,231     10,976     8,118     1,484         1,654
                                          -------   -------    -------   -------   -------       -------

                                           25,567    21,674     47,903    42,485     1,710         2,076
                                          -------   -------    -------   -------   -------       -------

Costs of revenues
   Systems                                 10,928    10,080     20,200    19,953       633           709
   Services                                 4,457     3,633      8,689     7,077     1,445         1,516
                                          -------   -------    -------   -------   -------       -------
                                           15,385    13,713     28,889    27,030     2,078         2,225
                                          -------   -------    -------   -------   -------       -------

   Gross profit (loss)                     10,182     7,961     19,014    15,455      (368)         (149)
                                          -------   -------    -------   -------   -------       -------

Operating expenses
   Research and development                 5,002     4,274      9,355     8,394     1,764         1,632
   Selling and marketing                    2,625     2,031      5,115     4,027     1,034         1,302
   General and administrative               1,799     1,360      3,302     2,748       457           536
                                          -------   -------    -------   -------   -------       -------
                                            9,426     7,665     17,772    15,169     3,255         3,470
                                          -------   -------    -------   -------   -------       -------

   Income (loss) from operations              756       296      1,242       286    (3,623)       (3,619)

Interest income (expense), net                 (1)        8         24        19         9             7
                                          -------   -------    -------   -------   -------       -------

   Income (loss) before income taxes          755       304      1,266       305    (3,614)       (3,612)

Provision (benefit) for income taxes          243       (96)       405       (63)   (1,156)       (1,157)
                                          -------   -------    -------   -------   -------       -------

   Net income (loss)                      $   512   $   400    $   861   $   368   $(2,458)      $(2,455)
                                          =======   =======    =======   =======   =======       =======

Basic and diluted earnings (loss)
per share                                 $  0.02   $  0.02   $   0.04   $  0.02   $ (0.12)      $ (0.11)
                                          =======   =======    =======   =======   =======       =======

Shares used in calculating:

  Basic earnings per share                 21,759    20,806     21,570    20,739    21,269        21,434
                                          =======   =======    =======   =======   =======       =======

  Diluted earnings per share               23,306    21,494     23,138    21,293    21,269        21,434
                                          =======   =======    =======   =======   =======       =======

The accompanying notes are an integral part of these consolidated financial statements.

                         SeaChange International, Inc.
                      Consolidated Statement of Cash Flows
        INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS (IN THOUSANDS)

                                                                      For the six months ended       For the one month ended
                                                                      ------------------------      -------------------------
                                                                        July 31,     June 30,       January 31,     April 30,
                                                                       ---------     --------       -----------     ---------
                                                                       2000              1999          2000           2000
                                                                      -------           -------       -------       -------
Cash flows from operating activities
 Net income (loss)                                                    $   861           $   368       $(2,458)      $(2,455)
 Adjustments to reconcile net income (loss)
  to net cash provided by (used in)operating activities:
     Depreciation and amortization                                      2,267             2,045           355           391
     Inventory valuation allowance                                         92               288            --            --
     Deferred income taxes                                                 --                --        (1,156)       (1,157)
     Changes in operating assets and liabilities:
         Accounts receivable                                           (3,867)              696         1,084         4,429
         Inventories                                                   (2,446)            1,076        (2,961)       (2,360)
         Prepaid expenses and other assets                             (1,974)             (298)          (46)          123
         Accounts payable                                               3,314               420        (4,587)       (3,972)
         Accrued expenses                                                (836)             (275)         (723)         (329)
         Customer deposits                                              2,392             1,108           336            14
         Deferred revenue                                                 282             1,696         1,912          (703)
         Income taxes payable                                             141              (117)          (50)          (50)
                                                                      -------           -------       -------       -------

           Net cash provided by (used in) operating activities            226             7,007        (8,294)       (6,069)
                                                                      -------           -------       -------       -------

Cash flows from investing activities
 Purchases of property and equipment                                   (4,836)             (775)         (275)         (535)
                                                                      -------           -------       -------       -------

           Net cash used in investing activities                       (4,836)             (775)         (275)         (535)
                                                                      -------           -------       -------       -------

Cash flows from financing activities
     Proceeds from borrowings under equipment line of credit            3,240             1,106            --            --
 Repayments under line of credit and equipment line of credit            (625)           (2,245)          (72)         (127)
 Repayments of obligation under capital lease                            (126)              (31)          (18)          (15)
 Proceeds from issuance of common stock                                11,299               810            62           386
                                                                      -------           -------       -------       -------

           Net cash provided by (used in) financing activities         13,788              (360)          (28)          244
                                                                      -------           -------       -------       -------

 Net increase (decrease) in cash and cash equivalents                   9,178             5,872        (8,597)       (6,360)
 Cash and cash equivalents, beginning of period                         2,721             5,442        11,318         7,402
                                                                      -------           -------       -------       -------

 Cash and cash equivalents, end of period                             $11,899           $11,314       $ 2,721       $ 1,042
                                                                      =======           =======       =======       =======

 Supplemental disclosure of cash flow information:
 Income taxes paid                                                    $   314           $    28       $    --       $    --
 Interest paid                                                        $   147           $    64       $    19       $    18

 Supplemental disclosure of noncash activity:
 Transfer of items originally classified as inventories to
    fixed assets                                                      $    --           $ 2,154       $    --       $    --
 Transfer of items originally classified as fixed assets to
   inventories                                                        $   450           $   109       $    --       $    77
 Equipment acquired under capital leases                              $    --           $   336       $    --       $    --

The accompanying notes are an integral part of these consolidated financial statements.

                         SEACHANGE INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           (UNAUDITED; IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)



1.   BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements include the accounts of SeaChange International, Inc. and its subsidiaries. The Company believes that the unaudited consolidated financial statements reflect all adjustments (consisting of only normal recurring adjustments), necessary for a fair statement of the Company's financial position, results of operations and cash flows at the dates and for the periods indicated. The results of operations for the three and six month periods ended July 31, 2000 are not necessarily indicative of results expected for the full fiscal year or any other future periods. The unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes for the year ended December 31, 1999, included in the Company's Annual Report on Form 10-K for such fiscal year.

2.   REVENUE RECOGNITION

     Revenues from sales of systems are recognized upon shipment provided title and risk of loss has passed to the customer, there is evidence of an arrangement, fees are fixed or determinable and collection of the related receivable is probable. Installation and training revenue is deferred and recognized as these services are performed. Revenue from technical support and maintenance contracts is deferred and recognized ratably over the period of the related agreements, generally twelve months. Customers are billed for installation, training and maintenance at the time of the product sale. Revenue from content fees, primarily movies, is recognized in the period earned based on noncancelable agreements.


3.   EARNINGS PER SHARE

     For the one month ended January 31, 2000 and April 30, 2000, common shares of 1,674,000 and 1,578,000, respectively, issuable upon the exercise of stock options, are antidilutive because the Company recorded a net loss for the period, and therefore, have been excluded from the diluted earnings per share computation.

     Below is a summary of the shares used in calculating basic and diluted earnings per share for the periods indicated:

                                           THREE MONTHS ENDED           SIX MONTHS ENDED                 ONE MONTH ENDED
                                         JULY 31,       JUNE 30,      JULY 31,      JUNE 30,        JANUARY 31,        APRIL 30,
                                         -----------------------------------------------------------------------------------------
                                           2000          1999           2000         1999              2000              2000
                                         -----------------------------------------------------------------------------------------
Weighted average shares used
 in calculating earnings per
 share-  Basic....................       21,759,000    20,806,000       21,570,000       20,739,000       21,269,000    21,434,000

Dilutive stock options............        1,547,000       688,000        1,568,000          554,000               --            --
                                         -----------------------------------------------------------------------------------------

Weighted average shares used in
 calculating earnings per
 share- Diluted...................       23,306,000    21,494,000       23,138,000       21,293,000       21,269,000    21,434,000
                                         ==========    ==========       ==========       ==========       ==========    ==========

                         SEACHANGE INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          (unaudited; in thousands, except share and per share data)



4.   INVENTORIES

                                            JULY 31,  DECEMBER 31,  JANUARY 31,   APRIL 30,
                                              2000        1999         2000         2000
                                         --------------------------------------------------
Components and assemblies                   $18,787       $14,739      $17,602      $19,679
Finished products                             4,106         2,389        2,487        3,091
                                         --------------------------------------------------
                                            $22,893       $17,128      $20,089      $22,770
                                            =======      ========     ========      =======


5.  COMPREHENSIVE INCOME (LOSS)

     For the three months and six months ended July 31, 2000 and June 30, 1999 and the months ended January 31, 2000 and April 30, 2000, the Company's comprehensive income (loss) was as follows:

                                               THREE MONTHS ENDED        SIX MONTHS ENDED        ONE MONTH ENDED
                                               JULY 31,    JUNE 30,     JULY 31,   JUNE 30,   JANUARY 31,    APRIL 30,
                                               --------------------------------------------------------------------------
                                               2000        1999         2000        1999        2000          2000
                                               --------------------------------------------------------------------------
Net income (loss)                              $ 512       $ 400         $ 861       $ 368      $(2,458)      $(2,455)
Other comprehensive income (expense), net
 of tax:
   Foreign currency translation adjustment,
    net of tax of ($11), ($5), ($25) , $2,
    $--, and $--,respectively                    (23)         (7)          (54)          3            6             3
                                               --------------------------------------------------------------------------
Other comprehensive income (expense)             (23)         (7)          (54)          3            6             3
                                               --------------------------------------------------------------------------

Comprehensive income (loss)                    $ 489       $ 393         $ 807       $ 371      $(2,452)      $(2,452)
                                               ======      ======        ======      =====      =======       =======


6.   NEW ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments, including derivative instruments embedded in other contracts, collectively referred to as derivatives, and for hedging activities. The Company will adopt SFAS 133 as required by SFAS 137, "Deferral of the Effective Date of FASB Statement No. 133," in fiscal year 2002. To date the Company has not utilized derivative instruments or hedging activities and, therefore, the adoption of SFAS 133 is not expected to have a material impact on the Company's financial position or results of operations.

                         SEACHANGE INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           (unaudited; in thousands, except share and per share data


     In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." SAB 101 summarizes the SEC's view in applying generally accepted accounting principles to selected revenue recognition issues. The application of the guidance in SAB 101 will be required in the Company's fourth quarter of its current fiscal year. The effects of applying this guidance, if any, will be reported as a cumulative effect adjustment resulting in a change in accounting principle. The Company's evaluation of SAB 101 is not yet complete.

7.   SEGMENT INFORMATION

     The Company has three reportable segments: broadband systems, broadcast systems and services. The broadband systems segment provides products to digitally manage, store and distribute digital video for television operators and telecommunications companies. The broadcast systems segment provides products for the storage, archival, on-air playback of advertising and other video programming for the broadcast television industry. The service segment provides installation, training, product maintenance and technical support for all of the above systems and content which is distributed by the broadband product segment. The Company does not measure the assets allocated to the segments. The Company measures results of the segments based on the respective gross profits. There were no inter-segment sales or transfers. Long-lived assets are principally located in the United States. The Company has changed its reportable segments from the prior quarter and prior year-end and has reclassed prior period amounts to conform to these current segments. The following summarizes the revenues and cost of revenues by reportable segment:


                                  THREE MONTHS ENDED               SIX MONTHS ENDED                ONE MONTH ENDED
                           -------------------------------     --------------------------     ----------------------
                             JULY 31,        JUNE 30,          JULY 31,        JUNE 30,        JANUARY 31,   APRIL 30,
                               2000           1999               2000           1999              2000         2000
                           -------------------------------     --------------------------      ----------------------
Revenues
     Broadband               $14,072         $13,248          $27,663          $27,041         $  190          $  414
     Broadcast                 5,987           4,195            9,264            7,326             36               8
     Services                  5,508           4,231           10,976            8,118          1,484           1,654
                             -------         -------          -------          -------        -------          ------

      Total                  $25,567         $21,674          $47,903          $42,485         $1,710          $2,076
                             -------         -------          -------          -------        -------          ------

Costs of revenues
     Broadband               $ 7,698         $ 7,942          $15,132          $15,980         $  503         $   709
     Broadcast                 3,230           2,138            5,068            3,973            130              --
     Services                  4,457           3,633            8,689            7,077          1,445           1,516
                             -------         -------          -------          -------        -------          ------

      Total                  $15,385         $13,713          $28,889          $27,030         $2,078          $2,225
                             -------         -------          -------          -------         ------          ------

    The following summarizes revenues by geographic locations:

Revenues
United States                $21,710         $15,777          $41,227         $33,275         $ 1,398          $1,851
Canada and South America         414           1,493            1,793           2,349              44              75
Europe                           990           3,367            2,259           4,990             234             108
Asian Pacific and rest
 of world                      2,453           1,037            2,624           1,871              34              42
                             -------         -------          -------          -------         ------          ------

                             $25,567         $21,674          $47,903          $42,485        $ 1,710          $2,076
                             -------         -------          -------          -------         ------          ------


For the three and six months ended July 31, 2000 and June 30, 1999 certain customers accounted for more than 10% of the company's revenue. Individual customers accounted for 17% and 10% of revenues in the three months ended July 31, 2000; 27% and

                         SEACHANGE INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           (unaudited; in thousands, except share and per share data


    10% of revenues in the three months ended June 30, 1999; 13%, 12%, 12% and 11% in the six months ended July 31, 2000; and 22% and 13% in the six months ended June 30, 1999.

8.  LEGAL PROCEEDINGS

    One of the Company's customers is subject to a lawsuit in Civil Action No. 00-CV-195, pending in the federal courts in the Eastern District of Virginia, whereby a third party has made a claim of patent infringement against the Company's customer, which claim is believed to relate at least in part to such customer's use of the Company's products. There are no direct allegations pending against the Company in connection with this matter. On Friday, May 19, 2000 the Company filed a motion seeking to intervene in the action between its customer and the third party, and to transfer the case to the District Court of Massachusetts. On June 23, 2000, the Court granted the Company's intervention motion and deferred ruling on the issue of transfer until at least the end of September 2000. Also on June 23, 2000, the Company filed its Intervenor Complaint in the action seeking, among other things, a declaratory judgment of non-infringement, invalidity and unenforceability regarding U.S. Patents Nos. 4,814,883 and 5,200,825. In addition, the Company has agreed to indemnify its customer for claims brought against the customer that are related to the customer's use of the Company's products.

    On June 13, 2000, the Company filed a lawsuit against one of its competitors, nCube Corp., for patent infringement. The lawsuit alleges that nCube, with the advent of its MediaCube-4 video server, infringes the Company's patented and highly strategic MediaCluster technology. The lawsuit is scheduled to go to trial in late September 2000.

    On June 14, 1999, the Company filed a complaint against an investment banker, an investment bank and a competitor that alleges that the competitor conspired with the investment bankers to injure the business and reputation of the Company in the marketplace and to drive down the price of the Company's stock to benefit them. In addition, the complaint alleges that the competitor, through its employees, provided the investment bankers with inside information to further these efforts. On June 14, 2000, one of the defendants in this suit filed a counterclaim under seal against the Company seeking unspecified damages.

    The Company cannot be certain of the outcome of the foregoing litigation, but does plan to oppose the allegations against it and assert its claims against other parties vigorously.

9.  FISCAL YEAR CHANGE

    In April 2000, the Company's Board of Directors voted to change the Company's fiscal accounting year from December 31 to January 31, such that the Company's current fiscal year began on February 1, 2000 and will end on January 31, 2001. The following unaudited condensed consolidated financial data summarizes the operating results and selected balance sheet information of the Company for the comparable three and six month periods ended July
    31, 1999 and the one month transition periods ended January 31, 1999 and April 30, 1999 (in thousands, except per share data):

                         SEACHANGE INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           (unaudited; in thousands, except share and per share data



                                            THREE MONTHS           SIX MONTHS              MONTH                 MONTH
                                               ENDED                  ENDED                ENDED                 ENDED
                                            JULY 31, 1999          JULY 31, 1999        JANUARY 31, 1999     APRIL 30, 1999
Revenues                                            $22,628              $43,917               $ 1,908               $ 2,387
Gross profit                                          8,134               15,927                   189                   488
Operating expenses                                    7,419               15,183                 2,293                 2,552
Income (loss) from operations                           715                  744                (2,104)               (2,064)
Income (loss) before taxes                              717                  751                (2,095)               (2,061)
Net income (loss)                                       813                  814                (1,404)               (1,402)
Basic earnings (loss) per common share              $  0.04                $0.04                $(0.07)               $(0.07)
Diluted earnings (loss) per common                  $  0.04                $0.04                $(0.07)               $(0.07)
 share
Weighted average common shares                       20,933               20,793                20,901                21,001
 outstanding- basic
Weighted average common shares                       22,014               21,736                20,901                21,001
 outstanding- diluted
Working capital                                     $21,912              $21,912               $20,816               $20,913
Total assets                                         52,579               52,579                48,237                50,082
Deferred revenue                                      5,194                5,194                 4,976                 4,888
Long-term liabilities                                 1,664                1,664                   981                   841
Total liabilities                                    21,692               21,692                18,937                20,603
Total stockholders' equity                           30,887               30,887                29,300                29,479



10.  MICROSOFT INVESTMENT

    On May 23, 2000, the Company and Microsoft Corporation entered into an agreement to collaborate on extending Microsoft Windows Media Technologies from Broadband Internet delivery to cable and broadcast television systems. As part of the agreement, Microsoft purchased 277,162 shares of the Company's common stock for $10 million. In addition, Microsoft has agreed to purchase additional shares of the Company's common stock based upon the achievement of mutually agreed upon development milestones.

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

OVERVIEW

The Company develops, markets, licenses and sells broadband and broadcast systems and related services and movie content to television operators, telecommunications companies and broadcast television companies. Revenues from systems sales are recognized upon shipment provided title and risk of loss has passed to the customer, there is evidence of an arrangement, fees are fixed or determinable and collection of the related receivables is probable. Installation and training revenue is deferred and recognized as these services are performed. Revenue from technical support and maintenance contracts is deferred and recognized ratably over the period of the related agreements, generally twelve months. Customers are billed for installation, training and maintenance at the time of the product sale. Revenue from content fees, primarily movies, is recognized in the period earned based on noncancelable agreements.

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

In April 2000, the Company's Board of Directors voted to change the Company's fiscal accounting year from December 31 to January 31, such that the Company's current fiscal year began on February 1, 2000 and will end on January 31, 2001. The Company has not recast the comparable prior year periods as there are no seasonal or other factors that affect the comparability of the periods presented.

Revenues, including both systems and services revenues, for the one month period ended January 31, 2000 were $1.7 million compared to $1.9 million for the one month period will end January 31, 1999. In the one month period ended January 31, 2000, the Company's gross margin was a negative $368,000 compared to a gross margin of $189,000 in the one month period ended January 31, 1999. The net loss for the one month period ended January 31, 2000 and 1999 were $2.5 million and $1.4 million, respectively. For the month ended January 31, 2000, the Company's cash and cash equivalents decreased $8.6 million primarily due to a net loss for the month of $2.5 million, an increase in inventory of $3.0 million as a result of future shipment requirements, a decrease of $4.6 million in accounts payable due to the timing of vendor payments. These items that used cash from operations were offset in part by a decrease in accounts receivable of $1.1 million and an increase in deferred revenue of $1.9 million.

Revenues, including both systems and service revenues, for the one month period ended April 30, 2000 were $2.1 million compared to $2.4 million for the one month period ended April 30, 1999. In the one month period ended April 30, 2000, the Company's gross margin was a negative $149,000 compared to a gross margin of $488,000 in the one month ended April 30, 1999. The net loss for the one month period ended April 30, 2000 and 1999 were $2.5 million and $1.4 million, respectively. For the month ended April 30, 2000, the Company's cash and cash equivalents decreased $6.1 million primarily due to a net loss for the month of $2.5 million, an increase in inventory of $2.4 million as a result of future shipment requirements, a decrease of $4.0 million in accounts payable due to timing of vendor payments. These items that used cash from operations were offset in part by a decrease in accounts receivable of $2.4 million.

   THREE MONTHS ENDED JULY 31, 2000 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 1999

   Revenues

   Systems. The Company's systems revenues consist of sales of its digital advertising and interactive television systems (collectively "broadband systems") and broadcast systems. Systems revenues increased 15% from $17.4 million in the three months ended June 30, 1999 to $20.1 million in the three months ended July 31, 2000. This increase in systems revenues resulted from an increase of $800,000 and $1.8 million in broadband and broadcast systems revenues, respectively.

   For the three-month periods ended July 31, 2000 and June 30, 1999, certain customers accounted for more than 10% of the Company's total revenues.
   Single customers accounted for 17% and 10% of total revenues in three months ended July 31, 2000 and 27% and 10% of total revenues in the three months ended June 30, 1999. The Company believes that revenues from current and future large customers will continue to represent a significant proportion of total revenues.

   International sales accounted for approximately 15% and 27% of total revenues in the three-month periods ended July 31, 2000 and June 30, 1999, respectively. The Company expects that international sales will continue to fluctuate quarter to quarter and will remain a significant portion of the Company's business in the future. As of July 31, 2000, substantially all sales of the Company's products were made in United States dollars. The Company does not expect to change this practice in the foreseeable future. Therefore, the Company has not experienced, nor does it expect to experience in the near term, any material impact from fluctuations in foreign currency exchange rates on its results of operations or liquidity. If this practice changes in the future, the Company will reevaluate its foreign currency exchange rate risk.

   Services. The Company's services revenues consist of fees for installation, training, product maintenance, technical support services and movie content. The Company's services revenues increased over 30% to $5.5 million in three months ended July 31, 2000 from $4.2 million in the three months ended June 30, 1999. This increase in services revenues primarily resulted from the renewals of maintenance and support contracts, price increases on certain annual maintenance contracts, the impact of a growing installed base of systems and a higher level of technical support contracts.

   GROSS PROFIT

   Systems. Costs of systems revenues consist primarily of the cost of purchased components and subassemblies, labor and overhead relating to the final assembly and testing of complete systems and related expenses. Costs of systems revenues increased 8% from $10.1 million in the three months ended June 30, 1999 to $10.9 million in the three months ended July 31, 2000. In the three months ended July 31, 2000, the increase in costs of systems revenues reflects higher systems revenue.

   Systems gross profit as a percentage of systems revenues was 46% and 42% in the three months ended July 31, 2000 and June 30, 1999, respectively. The increase in systems gross profit in the three month ended July 31, 2000 was primarily due to lower material and other manufacturing costs as a percentage of systems revenue. The gross profits in the three months ended July 31, 2000 were impacted by an increase of approximately $92,000 in the Company's inventory valuation allowance. The Company evaluates inventory levels and expected usage on a periodic basis and provides a valuation allowance for estimated inactive, obsolete and surplus inventory.

   Services. Costs of services revenues consist primarily of labor, materials and overhead relating to the installation, training, product maintenance and technical support services provided by the Company and costs associated with providing movie content. Costs of services revenues increased 23% from $3.6 million in the three months ended June 30, 1999 to $4.5 million in the three months ended July 31, 2000, primarily as a result of increased revenues and the costs associated with the Company hiring and training additional service personnel to provide worldwide support for the growing installed base of broadband and broadcast systems and costs associated with providing movie content. Services gross profit as a percentage of services revenue was 19% in the three months ended July 31, 2000 and 14% in the three months ended June 30, 1999. Improvements in the services gross profit in the three months ended July 31, 2000 reflect the increase in the installed base of systems under service contracts, higher volume of technical support contracts and price increases on certain annual maintenance contracts. The Company expects that it will continue to experience fluctuations in gross profit as a percentage of services revenue as a result of the timing of revenues from product and maintenance support and other services to support the growing installed base of systems and the timing of costs associated with the Company's ongoing investment required to build a service organization to support the installed base of systems and new products.

   RESEARCH AND DEVELOPMENT. Research and development expenses consist primarily of compensation of development personnel, depreciation of equipment and an allocation of related facilities expenses. Research and development expenses increased 17% from $4.3 million in the three months ended June 30, 1999 to $5.0 million in the three months ended July 31, 2000. The increase in the dollar amount in the three months ended July 31, 2000 was primarily attributable to the hiring and contracting of additional development personnel which reflects the Company's continuing investment in the development of new technology. All internal software development costs to date have been expensed by the Company. The Company expects that research and development expenses will continue to increase in dollar amount as the Company continues to focus on the development of new technology and support of new and existing products.

   SELLING AND MARKETING. Selling and marketing expenses consist primarily of compensation expenses, including sales commissions, travel expenses and certain promotional expenses. Selling and marketing expenses increased 29% to $2.6 million in the three months ended July 31, 2000 from $2.0 million in the three months ended June 30, 1999. The increase was primarily due to the hiring of additional sales personnel for the Company's product segments and higher marketing costs.

   GENERAL AND ADMINISTRATIVE. General and administrative expenses consist primarily of compensation of executive, finance, human resource and administrative personnel, legal and accounting services and an allocation of related facilities expenses. General and administrative expenses increased 32% from $1.4 million in the three-month period ended June 30, 1999 to $1.8 million in the three-month period ended July 31, 2000. This increase is primarily due to increased legal expenses associated with various litigation matters.

   INTEREST INCOME, NET. Interest income/(expense), net was approximately ($1,000) and $8,000 in the three months ended July 31, 2000 and June 30, 1999, respectively. The decrease in interest income, net in the three months ended July 31, 2000 primarily resulted from interest expense on borrowings.

   PROVISION FOR INCOME TAXES. The Company's effective tax provision rate was 32% in the three months ended July 31, 2000. The Company's effective tax benefit rate was 31.5% in the three months ended June 30, 1999 due to the utilization of operating tax loss carryforwards associated with the acquisition of Digital Video Arts, Ltd. in 1999 which was accounted for as a pooling of interests.

   The Company had net deferred tax assets of $2,243,000 at July 31, 2000 and December 31, 1999. The Company has made the determination it is more likely than not that it will realize the benefits of the net deferred tax assets.


   SIX MONTHS ENDED JULY 31, 2000 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1999

   REVENUES

   Systems. Systems revenues increased 7% from $34.4 million in the six months ended June 30, 1999 to $36.9 million in the six months ended July 31, 2000. This increased systems revenues resulted primarily from increased broadcast and broadband revenue of $1.9 million and $0.6 million, respectively.

   For the six months ended July 31, 2000 and June 30, 1999, certain customers accounted for more than 10% of the Company's total revenues. Individual customers accounted for 13%, 12%, 12% and 11% of revenues for the six months ended July 31, 2000 and 22% and 13% of revenues in the six months ended June 30, 1999. The Company believes that revenues from current and future large customers will continue to represent a significant portion of total revenues.

   International sales accounted for approximately 14% and 22% of total revenues for the six months ended July 31, 2000 and June 30, 1999, respectively. The Company expects that international sales will continue to fluctuate quarter to quarter and will remain a significant portion of revenues of the Company in the future. As of July 31, 2000, substantially all sales of the Company's products were made in United States dollars. The Company does not expect any material change to this practice in the foreseeable future. Therefore, the Company has not experienced, nor does it expect to experience in the near term, any material impact from fluctuations in foreign currency exchange rates on its results of operations or liquidity. If this practice changes in the future, the Company will reevaluate its foreign currency exchange rate risk.

   Services. The Company's services revenues increased over 35% from approximately $8.1 million in the six months ended June 30, 1999 to $11.0 million in the six months ended July 31, 2000. These increases in services revenues resulted primarily from increased systems revenues, renewals of maintenance and support contracts, the impact of a growing installed base of systems and a higher level of technical support contracts.


   GROSS PROFIT

   Systems. Costs of systems revenues increased 1% from $20.0 million in the six months ended June 30, 1999 to $20.2 million in the six months ended July 31, 2000. For the six months ended July 31, 2000, the increase in cost of systems revenues primarily reflects increased material and manufacturing labor and overhead costs incurred to support increases in systems revenue and changes in the product mix, including the introduction of the broadcast products.

   Systems gross profit as a percentage of systems revenues was 45% and 42% in the six months ended July 31, 2000 and June 30, 1999, respectively. The increase in systems gross profit in 2000 was primarily due to higher systems revenue and lower material and manufacturing costs as a percentage of systems revenues. The gross profits in the six months ended July 31, 2000 and June 30, 1999 were impacted by increases of approximately $92,000 and $288,000,
   respectively, in the Company's inventory valuation allowance.   The Company
   evaluates inventory levels and expected usage on a periodic basis and provides a valuation allowance for estimated inactive, obsolete and surplus inventory.

   Services. Costs of services revenues increased nearly 23% from approximately $7.1 million in the six months ended June 30, 1999 to $8.7 million in the six months ended July 31, 2000, primarily as a result of the costs associated with the Company hiring and training additional service personnel to provide worldwide support for the growing installed base of broadband and broadcast systems and costs associated with providing movie content. Services gross profit as a percentage of services revenue increased to 21% in the six months ended July 31, 2000 compared to a gross profit margin of 13% in the six months ended June 30, 1999. The Company expects that it will continue to experience fluctuations in gross profit as a percentage of services revenue as a result of the timing of revenues from product and maintenance support and other services to support the growing installed base of systems and the timing of costs associated with the Company's ongoing investment required to build a service organization to support the installed base of systems and new products.

   RESEARCH AND DEVELOPMENT. Research and development expenses increased 11% from approximately $8.4 million, or 20% of total revenues in the six months ended June 30, 1999 to $9.4 million, or 20% of total revenues in the six months ended July 31, 2000. The increase in the dollar amount was primarily attributable to the hiring and contracting of additional development personnel which reflects the Company's continuing investment in the development of new technology. The Company expects that research and development expenses will continue to increase in dollar amount as the Company continues to focus on the development of new technology and support of new and existing products.

   SELLING AND MARKETING. Selling and marketing expenses increased 27% from $4.0 million, or 9% of total revenues, in the six months ended June 30, 1999, to $5.1 million or 11% of total revenues in the six months ended July 31, 2000, respectively. This increase is primarily due to the hiring of additional sales personnel for the Company's broadcast and interactive television products and higher marketing expenses.

   GENERAL AND ADMINISTRATIVE. General and administrative expenses increased 20% from $2.7 million, or 6% of total revenues in the six months ended June 30, 1999 to $3.3 million, or 7% of total revenues in the six months ended July 31, 2000. This increase is primarily due to increased legal expenses associated with various litigation matters.

   INTEREST INCOME, NET. Interest income, net, was approximately $24,000 and $19,000 in the six months ended July 31, 2000 and June 30, 1999, respectively. The increase in 2000 in interest income, net, primarily resulted from interest earned on invested balances.

   PROVISION (BENEFIT) FOR INCOME TAXES. The Company's effective tax provision rate was 32% in the six months ended July 31, 2000. The Company's effective tax benefit rate was 20.6% in the six months ended June 30, 1999 due to the utilization of operating tax loss carryforwards associated with the acquisition of Digital Video Arts, Ltd. in 1999 which was accounted for as a pooling of interests.

   The Company had net deferred tax assets of $2,243,000 at July 31, 2000 and December 31, 1999. The Company has made the determination it is more likely than not that it will realize the benefits of the net deferred tax assets.

   LIQUIDITY AND CAPITAL RESOURCES

   The Company has financed its operations and capital expenditures primarily with the proceeds of the Company's common stock, borrowings and cash flows generated from operations. Cash, cash equivalents and marketable securities increased $9.2 million from $2.7 million at January 31, 2000 to $11.9 million at July 31, 2000. Working capital increased from approximately $19.8 million at January 31, 2000 to approximately $31.3 million at July 31, 2000.

   Net cash provided by operating activities was approximately $226,000 and $7.0 million for the six months ended July 31, 2000 and June 30, 1999, respectively. The net cash provided by operating activities in the six months ended July 31, 2000 was the result of the net income adjusted for non-cash expenses including depreciation and amortization of $2.3 million and the changes in certain assets and liabilities. The significant net changes in assets and liabilities that provided cash in operations included an increase in accounts payable of $3.3 million as a result of timing of vendor payments and an increase in customer deposits of $2.4 million. These items that provided cash from operations were offset by an increase in accounts receivable of $3.9 million as a result of higher revenues, an increase in inventories of $2.5 million due to expected future shipments and an increase in prepaid expenses and other assets of $2.0 million.

   Net cash used in investing activities was approximately $4.8 million and $800,000 for the six months ended July 31, 2000 and June 30, 1999, respectively. Investment activity consisted primarily of capital expenditures related to construction to expand the current manufacturing facility and the acquisition of computer equipment, office furniture, and other capital equipment required to support the expansion and growth of the business.

   Net cash provided by financing activities was approximately $13.8 million for the six months ended July 31, 2000. Net cash used in financing activities was approximately $360,000 for the six months ended June 30, 1999. In the six months ended July 31, 2000, the cash provided by financing included $11.3 million received in connection with the issuance of common stock ($10 million of which was issued to Microsoft Corporation) and $3.2 million in borrowings under the equipment line of credit. During the same period, cash used in financing activities included approximately $750,000 in principal payments under the Company's equipment line of credit and capital lease obligations.

   In July 2000, the Company renewed its revolving line of credit and equipment line of credit with a bank. The revolving line of credit which expired in March 2000 was extended until March 2001 and borrowings under the facility increased to $7.5 million. The equipment line of credit which also expired in March 2000 was extended to provide the Company additional equipment financing of $4.0 million through March 2001. In addition, the Company entered into a $3 million line of credit facility with the Export-Import Bank of the United States which allows the Company to borrow money based upon eligible foreign customer account balances. This facility also expires in March 2001. Borrowings under all the lines of credit are secured by substantially all of the Company's assets. Loans made under the revolving line of credit would generally bear interest at a rate per annum equal to the LIBOR rate plus 2% (9.05% at July 31, 2000). Loans under the EXIM line of credit bear interest as a rate per annum equal to the Prime rate (9.5% at July 31, 2000). Loans made under the equipment line of credit bear interest at a rate per annum equal to the bank's base rate plus 1.0% (10.5% at July 31, 2000). The loan agreement relating to the lines of credit requires that the Company provide the bank with certain periodic financial reports and comply with certain financial ratios including the maintenance of total liabilities, excluding deferred revenue, to net worth of at least .80 to 1.0. At July 31, 2000 the Company was in compliance with all covenants. As of July 31, 2000, there were no borrowings against either line of credit and borrowings outstanding under the equipment line of credit were $4.7 million.

   The Company believes that existing funds together with available borrowings under the lines of credit and equipment line facility are adequate to satisfy its working capital and capital expenditure requirements for the foreseeable future.

   The Company had no material capital expenditure commitments as of July 31, 2000.

   Effects of Inflation

   Management believes that financial results have not been significantly impacted by inflation and price changes.

   Recent Accounting Pronouncements.

   In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments, including derivative instruments embedded in other contracts, collectively referred to as derivatives, and for hedging activities. The Company will adopt SFAS 133 as required by SFAS 137, "Deferral of the Effective Date of FASB Statement No. 133," in fiscal year 2002. To date the Company has not utilized derivative instruments or hedging activities and, therefore, the adoption of SFAS 133 is not expected to have a material impact on the Company's financial position or results of operations.

   In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." SAB 101 summarizes the SEC's view in applying generally accepted accounting principles to selected revenue recognition issues. The application of the guidance in SAB 101 will be required in the Company's fourth quarter of its current fiscal year. The effects of applying this guidance, if any, will be reported as a cumulative effect adjustment resulting in a change in accounting principle. The Company's evaluation of SAB 101 is not yet complete.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

The Company faces exposure to financial market risks, including adverse movements in foreign currency exchange rates and changes in interest rates. These exposures may change over time as business practices evolve and could have a material adverse impact on the Company's financial results. The Company's primary exposure has been related to local currency revenue and operating expenses in Europe and Asia. Historically, the Company has not hedged specific currency exposures as gains and losses on foreign currency transactions have not been material to date. At July 31, 2000, the Company had $4,206,000 outstanding related to variable rate U.S. dollar denominated debt. The carrying value of these short-term borrowings approximates fair value due to the short maturities of these instruments. Assuming a hypothetical 10% adverse change in the interest rate, interest expense on these short-term borrowings would increase by $44,000.

The carrying amounts reflected in the consolidated balance sheet of cash and cash equivalents, trade receivables, and trade payables approximates fair value at July 31, 2000 due to the short maturities of these instruments.

The Company maintains investment portfolio holdings of various issuers, types, and maturities. The Company's cash and marketable securities include cash equivalents, which the Company considers investments to be purchased with original maturities of three months or less given the short maturities and investment grade quality of the portfolio holdings at July 31, 2000, a sharp rise in interest rates should not have a material adverse impact on the fair value of the Company's investment portfolio. As a result, the Company does not currently hedge these interest rate exposures.


                          PART II.  OTHER INFORMATION

ITEM 1.  Legal Proceedings

  One of the Company's customers is subject to a lawsuit in Civil Action No. 00-CV-195, pending in the federal courts in the Eastern District of Virginia, whereby a third party has made a claim of patent infringement against the Company's customer, which claim is believed to relate at least in part to such customer's use of the Company's products. There are no direct allegations pending against the Company in connection with this matter. On Friday, May 19, 2000 the Company filed a motion seeking to intervene in the action between its customer and the third party, and to transfer the case to the District Court of Massachusetts. On June 23, 2000, the Court granted the Company's intervention motion and deferred ruling on the issue of transfer until at least the end of September 2000. Also on June 23, 2000, the Company filed its Intervenor Complaint in the action seeking, among other things, a declaratory judgment of non-infringement, invalidity and unenforceability regarding U.S. Patents Nos. 4,814,883 and 5,200,825. In addition, the Company has agreed to indemnify its customer for claims brought against the customer that are related to the customer's use of the Company's products.

  On June 13, 2000, the Company filed a lawsuit against one of its competitors, nCube Corp., for patent infringement. The lawsuit alleges that nCube, with the advent of its MediaCube-4 video server, infringes the Company's patented and highly strategic MediaCluster technology. The lawsuit is scheduled to go to trial in late September 2000.

  On June 14, 1999, the Company filed a complaint against an investment banker, an investment bank and a competitor that alleges that the competitor conspired with the investment bankers to injure the business and reputation of the Company in the marketplace and to drive down the price of the Company's stock to benefit them. In addition, the complaint alleges that the competitor, through its employees, provided the investment bankers with inside information to further these efforts. On June 14, 2000, one of the defendants in this suit filed a counterclaim under seal against the Company seeking unspecified damages.

  The Company cannot be certain of the outcome of the foregoing litigation, but does plan to oppose the allegations against it and assert its claims against other parties vigorously.

Item 2.  Changes in Securities and Use of Proceeds

  On May 23, 2000, the Company sold two hundred seventy-seven thousand one hundred sixty-two (277,162) shares of its Common Stock to Microsoft Corporation in exchange for an aggregate purchase price of $10,000,004.96. This sale was exempt from the registration requirements of the Securities Act of 1933, as amended (the "Securities Act"), pursuant to Rule 506 of Regulation D of the rules promulgated by the Securities and Exchange Commission pursuant to the Securities Act as the Company did not make any general solicitation relating to the sale of these shares and Microsoft Corporation represented to the Company that it was an accredited investor, as such term in defined pursuant to Rule 501 of Regulation D of the rules promulgated by the Securities and Exchange Commission pursuant to the Securities Act. The Company intends to use the proceeds from this sale for general working capital purposes.

Item 4.  Submission of Matters to a Vote of Security Holders.

  The annual meeting of the security holders of the Company was held on May 24, 2000. Matters considered and acted upon the meeting included: (i) the election of one (1) member to the Company's Board of Directors, to serve for a three-year term as a Class I Director; (ii) the ratification and approval of the Company's Amended and Restated 1995 Stock Option Plan, including an increase in the number of shares of Common Stock available for issuance thereunder from 2,925,000 to 4,800,000 shares; and (iii) the approval of an amendment of the Company's Amended and Restated Certificate of Incorporation increasing from 50,000,000 to 100,000,000 the number of authorized shares of Common Stock of the Company.

  William C. Styslinger, III was elected as the Class I Director of the Company with 18,560,286 shares of Common Stock voted for and 444,823 shares of Common Stock withheld from the election of Mr. Styslinger. In addition, after the annual meeting, the following persons continued to serve as directors of the
  Company: Martin R. Hoffmann, Paul H. Saunders and Carmine Vona.

  With respect to the ratification and approval of the Company's Amended and Restated 1995 Stock Option Plan, including an increase in the number of shares of Common Stock available for issuance thereunder from 2,925,000 to 4,800,000 shares, 9,429,538 shares of Common Stock voted for, 3,604,800 shares of Common Stock voted against, and 5,035 shares of Common Stock abstained from such vote.

  With respect to the approval of an amendment of the Company's Amended and Restated Certificate of Incorporation increasing from 50,000,000 to 100,000,000 the number of authorized shares of Common Stock of the Company, 18,140,225 shares of Common Stock voted for, 861,849 shares of Common Stock voted against, and 3,035 shares of Common Stock abstained from such vote.

ITEM 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

     Exhibit 10.1 Second Loan Modification Agreement, dated as of July 25, 2000, by and among SeaChange International, Inc., Silicon Valley Bank and Silicon Valley Bank, doing business as Silicon Valley East

     Exhibit 10.2 Export-Import Bank Loan and Security Agreement, dated as of July 25, 2000, by and among SeaChange International, Inc., Silicon Valley Bank and Silicon Valley Bank, doing business as Silicon Valley East

     Exhibit 10.3 Common Stock Purchase Agreement, dated as of May 23, 2000, by and between SeaChange International, Inc. and Microsoft Corporation

     Exhibit 10.4 Registration Rights Agreement, dated as of May 23, 2000, by and between SeaChange International, Inc. and Microsoft Corporation

     Exhibit 27: Financial Data Schedule (For SEC Edgar Filing Only; Intentionally Omitted)

(b)  Reports on Form 8-K

     On April 25, 2000, the Company filed a Form 8-K with the Securities and Exchange Commission with disclosure therein under Item 8 of Form 8-K relating to the change in the Company's fiscal year-end from December 31 to January 31, such that the Company's current fiscal year began on February 1, 2000 and will end on January 31, 2001.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, SeaChange International, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  September 14, 2000
                             SEACHANGE INTERNATIONAL, INC.

                               by:  /s/ William L. Fiedler
                                    ----------------------
                                    William L. Fiedler
                                    Vice President, Finance and Administration,
                                    Chief Financial Officer, Secretary and
                                    Treasurer (Principal Financial and
                                    Accounting Officer; Authorized Officer)

                         SEACHANGE INTERNATIONAL, INC.
                                 EXHIBIT INDEX



Exhibit Number       Description                                           Page
--------------       -----------                                           ----

10.1                 Second Loan Modification Agreement, dated as of
                     July 25, 2000, by and among SeaChange International, Inc., Silicon Valley Bank and Silicon Valley Bank, doing business as Silicon Valley East

10.2 Export-Import Bank Loan and Security Agreement, dated as of July 25, 2000, by and among SeaChange International, Inc., Silicon Valley Bank and Silicon Valley Bank, doing business as Silicon Valley East

10.3                 Common Stock Purchase Agreement, dated as of
                     May 23, 2000, by and between SeaChange International, Inc. and Microsoft Corporation

10.4                 Registration Rights Agreement, dated as of
                     May 23, 2000, by and between SeaChange International, Inc. and Microsoft Corporation

27.1                 Financial Data Schedule (For SEC Edgar Filing Only;
                     Intentionally Omitted)

27.2                 Financial Data Schedule (For SEC Edgar Filing Only;
                     Intentionally Omitted)