Form 10-Q
period 2000-10-31
SEACHANGE INTERNATIONAL INC
filed 2000-12-15
CIK 1019671

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                   FORM 10-Q

(Mark One)

     X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
    ---     OF THE SECURITIES EXCHANGE ACT OF 1934
            For the quarterly period ended October 31, 2000

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

YES   X           NO _______
    -----
The number of shares outstanding of the registrant's Common Stock on December 12, 2000 was 22,015,967.

--------------------------------------------------------------------------------

                          SEACHANGE INTERNATIONAL, INC.

                                Table of Contents


PART I.  FINANCIAL INFORMATION                                      Page
                                                                    ----
         Item 1. Consolidated Financial Statements

         Consolidated Balance Sheet
         at October 31, 2000 and December 31, 1999 ..............    3

         Consolidated Statement of Operations
           Three and nine months ended October 31, 2000 and
           September 30, 1999....................................    4

         Consolidated Statement of Cash Flows
           Nine months ended October 31, 2000 and
           September 30, 1999....................................    5

         Notes to Consolidated Financial Statements .............   6-10

         Item 2. Management's Discussion and Analysis
         of Financial Condition and Results of Operations........  11-16

         Item 3. Quantitative and Qualitative Disclosures About
                 Market Risk.....................................   16

PART II. OTHER INFORMATION

         Item 1.  Legal Proceedings..............................   16
         Item 6.  Exhibits and Reports on Form 8-K...............   17


SIGNATURES.......................................................   18

EXHIBIT INDEX....................................................   19

Item 1.  Financial Statements

                         SeaChange International, Inc.
                          Consolidated Balance Sheet
                   (in thousands, except share-related data)

                                                                                 October 31,          December 31,
                                                                                 -----------          ------------
                                                                                     2000                 1999
                                                                                     ----                 ----
Assets
Current assets
  Cash and cash equivalents                                                        $ 7,244              $11,318
  Accounts receivable, net of allowance for doubtful
     accounts of $638 at October 31, 2000 and
     $908 at December 31, 1999                                                      23,457               17,840
  Inventories                                                                       23,468               17,128
  Prepaid expenses and other current assets                                          3,947                1,568
  Deferred income taxes                                                              3,399                2,243
                                                                                   -------              -------

  Total current assets                                                              61,515               50,097

Property and equipment, net                                                         14,171               10,538
Other assets                                                                           907                  884
Goodwill and intangibles, net                                                        2,605                  785
                                                                                   -------              -------

                                                                                   $79,198              $62,304
                                                                                   =======              =======
Liabilities and Stockholders' Equity
Current liabilities
  Current portion of equipment line of credit
     and obligations under capital lease                                           $ 2,335              $ 1,048
  Accounts payable                                                                  14,927               15,038
  Accrued expenses                                                                   1,972                3,499
  Customer deposits                                                                  3,873                2,092
  Deferred revenue                                                                   6,701                4,380
  Income taxes payable                                                                 437                  675
                                                                                   -------              -------
  Total current liabilities                                                         30,245               26,732
                                                                                   -------              -------
Long-term equipment line of credit and
  obligations under capital lease                                                    4,024                1,231
                                                                                   -------              -------

Commitments and contingencies (Note 8)

Stockholders' Equity
Common stock, $.01 par value; 100,000,000
  shares authorized; 21,956,614 and
    21,285,855 shares issued at October 31, 2000 and
     December 31, 1999, respectively                                                   220                  213
Additional paid-in capital                                                          47,907               35,634
Accumulated deficit                                                                 (3,033)              (1,440)
Treasury stock, 60,750 shares                                                           (1)                  (1)
Accumulated other comprehensive loss                                                  (164)                 (65)
                                                                                   -------              -------
     Total stockholders' equity                                                     44,929               34,341
                                                                                   -------              -------

                                                                                   $79,198              $62,304
                                                                                   =======              =======

      The accompanying notes are an integral part of these consolidated financial statements.

                         SeaChange International, Inc.
                        Consolidated Statement of Opens
                     (in thousands, except per share data)

                                                                    Three months ended             Nine months ended
                                                                    ------------------             -----------------
                                                                October 31,   September 30,    October 31,  September 30,
                                                                ----------    ------------     ----------   -------------
                                                                   2000           1999             2000          1999
                                                                   ----           -----            ----          ----
Revenues
  Systems                                                        $18,306        $17,507           $55,233     $51,874
  Services                                                         5,916          4,202            16,892      12,320
                                                                 -------        -------           -------     -------

                                                                  24,222         21,709            72,125      64,194
                                                                 -------        -------           -------     -------

Costs of revenues
  Systems                                                          9,635          9,895            29,835      29,848
  Services                                                         4,582          3,813            13,271      10,890
                                                                 -------        -------           -------     -------
                                                                  14,217         13,708            43,106      40,738
                                                                 -------        -------           -------     -------

  Gross profit                                                    10,005          8,001            29,019      23,456
                                                                 -------        -------           -------     -------

Operating expenses
  Research and development                                         5,101          3,979            14,456      12,373
  Selling and marketing                                            3,169          2,154             8,284       6,181
  General and administrative                                       1,675          1,332             4,977       4,080
                                                                 -------        -------           -------     -------
                                                                   9,945          7,465            27,717      22,634
                                                                 -------        -------           -------     -------

  Income from operations                                              60            536             1,302         822

Interest income (expense), net                                       (54)           (13)              (30)          6
                                                                 -------        -------           -------     -------

  Income before income taxes                                           6            523             1,272         828

Provision for income taxes                                             2            231               407         168
                                                                 -------        -------           -------     -------

  Net income                                                     $     4        $   292           $   865     $   660
                                                                 =======        =======           =======     =======

Basic and diluted earnings per share                             $  0.00        $  0.01           $  0.04     $  0.03
                                                                 =======        =======           =======     =======

Shares used in calculating:

  Basic earnings per share                                        21,855         20,978            21,668      20,876
                                                                 =======        =======           =======     =======

  Diluted earnings per share                                      23,218         22,063            23,170      21,607
                                                                 =======        =======           =======     =======

             The accompanying notes are an integral part of these
                      consolidated financial statements.

                         SeaChange International, Inc.
                     Consolidated Statement of Cash Flows
             INCREASE IN CASH AND CASH EQUIVALENTS (IN THOUSANDS)


                                                                                      For the nine months ended
                                                                                     ---------------------------
                                                                                     October 31,    September 30,
                                                                                     ----------     ------------
                                                                                        2000            1999
                                                                                        ----            ----
Cash flows from operating activities
    Net income                                                                       $      865     $        660
    Adjustments to reconcile net income to net cash provided by
    (used in) operating activities:
          Depreciation and amortization                                                   3,546            3,019
          Inventory valuation allowance                                                     149              558
          Changes in operating assets and liabilities:
                Accounts receivable                                                      (6,528)          (1,950)
                Inventories                                                              (3,204)            (188)
                Prepaid expenses, other current assets and other assets                  (2,455)           1,524
                Accounts payable                                                          4,476            1,371
                Accrued expenses                                                           (804)            (327)
                Customer deposits                                                         1,445              432
                Deferred revenue                                                            409            1,213
                Income taxes payable                                                        107              148
                                                                                     ----------     ------------

                   Net cash provided by (used in) operating activities                   (1,994)           6,460
                                                                                     ----------     ------------

Cash flows from investing activities
    Purchases of property and equipment                                                  (7,367)          (1,918)
    Increase in intangible assets                                                        (2,209)              --
                                                                                     ----------     ------------

                   Net cash used in investing activities                                 (9,576)          (1,918)
                                                                                     ----------     ------------

Cash flows from financing activities
     Proceeds from borrowings under construction loan                                     1,044               --
     Proceeds from borrowings under equipment line of credit                              4,324            1,116
     Repayments under equipment line of credit                                           (1,017)          (2,245)
     Repayments of obligation under capital lease                                          (181)            (250)
     Proceeds from issuance of common stock                                              11,923              931
                                                                                     ----------     ------------

                   Net cash provided by (used in) financing activities                   16,093             (448)
                                                                                     ----------     ------------

    Net increase in cash and cash equivalents                                             4,523            4,094
    Cash and cash equivalents, beginning of period                                        2,721            5,442
                                                                                     ----------     ------------

    Cash and cash equivalents, end of period                                         $    7,244     $      9,536
                                                                                     ==========     ============


    Supplemental disclosure of noncash activity:
    Transfer of items originally classified as inventories to
       fixed assets                                                                  $       --     $      2,576
    Transfer of items originally classified as fixed assets to
       inventories                                                                   $      497     $        109
    Equipment acquired under capital leases                                          $       --     $        336

             The accompanying notes are an integral part of these
                      consolidated financial statements.

                         SEACHANGE INTERNATIONAL, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          (unaudited; in thousands, except share and per share data)

1.   Basis of Presentation

     The accompanying unaudited consolidated financial statements include the accounts of SeaChange International, Inc. and its subsidiaries. The Company believes that the unaudited consolidated financial statements reflect all adjustments (consisting of only normal recurring adjustments), necessary for a fair statement of the Company's financial position, results of operations and cash flows at the dates and for the periods indicated. The results of operations for the three and nine month periods ended October 31, 2000 are not necessarily indicative of results expected for the full fiscal year or any other future periods. The unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes for the year ended December 31, 1999, included in the Company's Annual Report on Form 10-K for such fiscal year.

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

3.   Earnings Per Share

     Below is a summary of the shares used in calculating basic and diluted earnings per share for the periods indicated:

                                                                    Three months ended                 Nine months ended
                                                                October 31,     September 30,      October 31,   September 30,
                                                             -----------------------------------------------------------------
                                                                   2000               1999             2000            1999
                                                             -----------------------------------------------------------------
Weighted average shares used in calculating earnings
per share-  Basic.......................................         21,855,000        20,978,000       21,668,000     20,876,000

Dilutive stock options..................................          1,363,000         1,085,000        1,502,000        731,000
                                                             ----------------------------------------------------------------
Weighted average shares used in calculating earnings
per share- Diluted......................................         23,218,000        22,063,000       23,170,000     21,607,000
                                                                 ==========        ==========       ==========     ==========

                         SEACHANGE INTERNATIONAL, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          (unaudited; in thousands, except share and per share data)

4.   Inventories

          Inventories consist of the following:

                                                    October 31,       December 31,
                                                       2000              1999
                                                 ---------------------------------
          Components and assemblies                  $19,185          $ 14,739
          Finished products                            4,283             2,389
                                                 ---------------------------------
                                                     $23,468          $ 17,128
                                                     =======          ========

5.        Comprehensive Income (Loss)

          For the three months and nine months ended October 31, 2000 and September 30, 1999, the Company's comprehensive income (loss) was as follows:

                                                                Three months ended            Nine months ended
                                                             October 31, September 30,   October 31,  September 30,
                                                             ------------------------------------------------------
                                                                2000         1999            2000        1999
                                                             ------------------------------------------------------
          Net income                                           $  4         $ 292            $ 865        $ 660
          Other comprehensive income (expense), net of tax:
             Foreign currency translation adjustment, net of
             tax of ($8), $--, ($33) and $2, respectively       (18)            1              (72)           4
                                                             ------------------------------------------------------
          Other comprehensive income (expense)                  (18)            1              (72)           4
                                                             ------------------------------------------------------
          Comprehensive income (loss)                         $ (14)        $ 293            $ 793        $ 664
                                                              =====         =====            =====        =====

6.        New Accounting Pronouncements

          In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments, including derivative instruments embedded in other contracts, collectively referred to as derivatives, and for hedging activities. In June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities", an amendment to SFAS No. 133. This accounting standard amended the accounting and reporting standards of SFAS No. 133 for certain derivative instruments and hedging activities. To date the Company has not utilized derivative instruments or hedging activities and, therefore, the adoption of SFAS No. 133 is not expected to have a material impact on the Company's financial position or results of operations.

                         SEACHANGE INTERNATIONAL, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           (unaudited; in thousands, except share and per share data

     In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." SAB 101 summarizes the SEC's view in applying generally accepted accounting principles to selected revenue recognition issues. The application of the guidance in SAB 101 is required in the Company's fourth quarter of its current fiscal year. The effects of applying this guidance, if any, will be reported as a cumulative effect adjustment resulting in a change in accounting principle. The Company's evaluation of SAB 101 is not yet complete.

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


                                                   Three months ended                         Nine months ended
                                          --------------------------------------     ----------------------------------
                                            October 31,          September 30,         October 31,       September 30,
                                              2000                   1999                 2000               1999
                                          --------------        ----------------     ---------------   ----------------
                Revenues
                     Broadband               $11,065                $12,648              $38,728           $39,689
                     Broadcast                 7,241                  4,859               16,505            12,185
                     Services                  5,916                  4,202               16,892            12,320

                                          ----------            -----------          -----------       -----------
                      Total                  $24,222                $21,709             $ 72,125           $64,194
                                          ----------            -----------          -----------       -----------

                Costs of revenues
                     Broadband                $5,610                 $7,024              $20,742           $23,004
                     Broadcast                 4,025                  2,871                9,093             6,844
                     Services                  4,582                  3,813               13,271            10,890

                                          ----------            -----------          -----------       -----------
                      Total                  $14,217                $13,708              $43,106           $40,738
                                          ----------            -----------          -----------       -----------


     The following summarizes revenues by geographic locations:

                Revenues
                United States                $16,882                $15,385              $58,109           $48,660
                Canada and South America       1,075                  1,993                2,868             4,342
                Europe                         2,864                  3,385                5,123             8,375
                Asian Pacific and              3,401                    946                6,025             2,817
                rest of world
                                             -------                -------              -------           -------
                                             $24,222                $21,709              $72,125           $64,194
                                             -------                -------              -------           -------

     For the three and nine months ended October 31, 2000 and September 30, 1999 certain customers each accounted for more than 10% of the company's revenue. Individual customers each accounted for 12% of revenues in the three months ended October 31, 2000;

                         SEACHANGE INTERNATIONAL, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           (unaudited; in thousands, except share and per share data

     10% in the nine months ended October 31, 2000; and 17% and 12% in the nine months ended September 30, 1999. No individual customer accounted for more than 10% of revenues in the three months ended September 30, 1999.

8.   Legal Proceedings

     One of the Company's customers is subject to a lawsuit in Civil Action No.00-CV-195, pending in the federal courts in the Eastern District of Virginia, whereby a third party has made a claim of patent infringement against the Company's customer, which claim is believed to relate at least in part to such customer's use of the Company's products. On May 19, 2000, the Company filed a motion seeking to intervene in the action between its customer and the third party, and to transfer the case to the District Court of Massachusetts. On June 23, 2000, the Court granted the Company's intervention motion and deferred ruling on the issue of transfer. Also on June 23, 2000, the Company filed its Intervenor Complaint in the action seeking, among other things, a declaratory judgment of non-infringement, invalidity and unenforceability regarding U.S. Patents Nos. 4,814,883 and 5,200,825. In addition, the Company has agreed to indemnify its customer for claims brought against the customer that are related to the customer's use of the Company's products. On October 23, 2000, the Court denied the Company's motion to transfer. While there are no direct allegations pending against the Company in connection with this matter at this time. On November 29, 2000, the third party filed a motion to amend its pleading to add claims against the Company seeking equitable relief and attorneys fees for willful patent infringement. The court has not yet ruled on the third party's motion to amend. This dispute has a scheduled trial date commencing April 11, 2001.

     On June 13, 2000, the Company filed a lawsuit against one of its competitors, nCube Corp., for patent infringement. On September 25, 2000 the court upheld the validity of the Company's patent. At this time the Company is awaiting the court's decision regarding a permanent injunction. Damages will be determined in future proceedings.

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

     The Company cannot be certain of the outcome of the foregoing litigation, but does plan to oppose allegations against it and assert its claims against other parties vigorously.

9.   Fiscal Year Change

     In April 2000, the Company's Board of Directors voted to change the Company's fiscal accounting year from December 31 to January 31, such that the current fiscal accounting year began on February 1, 2000 and will end on January 31, 2001. The following unaudited condensed consolidated financial data summarizes the operating results and selected balance sheet information of the Company for the comparable three and nine months periods ended October 31, 1999 (in thousands, except per share data):

                         SEACHANGE INTERNATIONAL, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           (unaudited; in thousands, except share and per share data


                                                  Three months        Nine months
                                                      ended             ended
                                                    October 31,       October 31,
                                                      1999                1999
                                                  -------------       -----------


      Revenues                                      $ 20,030           $ 63,947
      Gross profit                                     6,544             22,471
      Operating expenses                               7,521             22,704
      Loss from operations                              (977)              (233)
      Loss before taxes                                 (989)              (238)
      Net income (loss)                                 (614)               200
      Basic earnings (loss) per common
      share                                         $  (0.03)          $   0.01
      Diluted earnings (loss) per common
      share                                         $  (0.03)          $   0.01
      Weighted average common shares
      outstanding- basic                              20,983             21,036
      Weighted average common shares
      outstanding- diluted                            20,983             22,030
      Working capital                               $ 20,535           $ 20,535
      Total assets                                    52,772             52,772
      Deferred revenue                                 4,617              4,617
      Long-term liabilities                            1,405              1,405
      Total liabilities                               22,402             22,402
      Total stockholders' equity                      30,370             30,370

10.  Construction Loan

     In October 2000, the Company entered into an agreement with a bank to finance $1.2 million of the construction costs related to the purchase and renovation of a manufacturing mill in New Hampshire that had been previously purchased in February 2000. During the construction period, interest is accrued and payable at a per annum rate of 8.875%. Upon occupancy of the building by the Company, the loan will convert to two promissory notes whereby the Company will pay principal and interest based upon a fixed interest rate per annum using a five and ten year amortization schedule (8.875% at October 31, 2000). Borrowings under the loan are secured by the land and buildings of the renovated mill. The loan agreement requires that the Company provide the bank with certain periodic financial reports and comply with certain financial ratios. At October 31, 2000, the Company was in compliance with all covenants. As of October 31, 2000, borrowings outstanding under the loan were $1.0 million.

11.  Subsequent Event

     On December 1, 2000, the Company and Comcast Cable Communications, Inc. ("Comcast") entered into a video-on-demand purchase agreement for the Company's interactive television video servers and related services. In connection with the execution of this commercial agreement, the Company entered into a common stock and warrant purchase agreement, dated as of December 1, 2000, with Comcast SC Investment, Inc. ("Comcast SC"), whereby Comcast SC agreed to purchase, subject to certain closing conditions including registration of the shares purchased thereby, 466,255 shares of the Company's common stock for approximately $10 million and Comcast SC will receive a warrant to purchase 100,000 shares, exercisable at $21.445 per share, of the Company's common stock. Under the terms of the purchase agreement, Comcast has committed to purchase the Company's equipment capable of serving a minimum of one million cable subscribers by approximately December 2002. In addition, Comcast may earn up to an additional 450,000 incentive common stock purchase warrants through December 2003 based on the number of cable subscribers in excess of one million who are served by the Company's equipment which has been purchased by Comcast. The Company will determine the intrinsic value, if any, of the common stock purchase and will measure the fair value of the 100,000 common stock purchase warrants at the closing date and will record these amounts as contra-equity. The contra-equity amount will be amortized in future periods as an offset to gross revenue in proportion to the revenue recognized with respect to the first one million subscribers Comcast has committed to under the agreement. The fair value of the additional incentive common stock purchase warrants will also be recorded as an offset to gross revenue as the warrants are earned by Comcast, if any.

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

Three Months Ended October 31, 2000 Compared to the Three Months Ended September 30, 1999

Revenues

Systems. The Company's systems revenues consist of sales of its digital advertising and interactive television systems (collectively "broadband systems") and broadcast systems. Systems revenues increased 5% from $17.5 million in the three months ended September 30, 1999 to $18.3 million in the three months ended October 31, 2000. This increase in systems revenues resulted from a decrease of $1.6 million and an increase of $2.4 million in broadband and broadcast systems revenues, respectively. The Company expects future systems revenue growth, if any, to come from both its broadband and broadcast system products.

For the three-month periods ended October 31, 2000 and September 30, 1999, certain individual customers accounted for more than 10% of the Company's total revenues. A single customer accounted for 12% of total revenues in three months ended October 31, 2000. No individual customer accounted for more than 10% of total revenues in the three months ended September 30, 1999. The Company believes that revenues from current and future large customers will continue to represent a significant proportion of total revenues.

International sales accounted for approximately 30% and 29% of total revenues in the three month period ended October 31, 2000 and September 30, 1999, respectively. The Company expects that international sales will remain a significant portion of the Company's business in the future. As of October 31, 2000, substantially all sales of the Company's products were made in United States dollars. The Company does not expect to change this practice in the foreseeable future. Therefore, the Company has not experienced, nor does it expect to experience in the near term, any material impact from fluctuations in foreign currency exchange rates on its results of operations or liquidity. If this practice changes in the future, the Company will reevaluate its foreign currency exchange rate risk.

Services. The Company's services revenues consist of fees for installation, training, product maintenance, technical and engineering support services and movie content. The Company's services revenues increased approximately 41% to $5.9 million in three months ended October 31, 2000 from $4.2 million in the three months ended September 30, 1999. This increase in services revenues primarily resulted from the renewals of maintenance and support contracts, price increases on certain annual maintenance contracts, the impact of a growing installed base of systems and a higher level of product development and technical support contracts.

Gross Profit

Systems. Costs of systems revenues consist primarily of the cost of purchased components and subassemblies, labor and overhead relating to the final assembly and testing of complete systems and related expenses. Costs of systems revenues decreased 3% from $9.9 million in the three months ended September 30, 1999 to $9.6 million in the three months ended October 31, 2000. In the three months ended October 31, 2000, the decrease in costs of systems revenues reflects a reduction in material costs and an increase in sales of products with a higher gross margin.

Systems gross profit as a percentage of systems revenues was 47% and 44% in the three months ended October 31, 2000 and September 30, 1999, respectively. The increase in systems gross profit in the three month ended October 31, 2000 was primarily due to lower material and other manufacturing costs as a percentage of systems revenue. The gross profits in the three months ended October 31, 2000 were impacted by an increase of approximately $120,000 in the Company's inventory valuation allowance. The Company evaluates inventory levels and expected usage on a periodic basis and provides a valuation allowance for estimated inactive, obsolete and surplus inventory.

Services. Costs of services revenues consist primarily of labor, materials and overhead relating to the installation, training, product maintenance and technical engineering and support services provided by the Company and costs associated with providing movie content. Costs of services revenues increased 20% from $3.8 million in the three months ended September 30, 1999 to $4.6 million in the three months ended October 31, 2000, primarily as a result of increased revenues and the costs associated with the Company hiring and training additional service personnel to provide worldwide support for the growing installed base of broadband and broadcast systems and costs associated with providing movie content. Services gross profit as a percentage of services revenue was 23% in the three months ended October 31, 2000 and 9% in the three months ended September 30, 1999.

Improvements in the services gross profit in the three months ended October 31, 2000 reflect the increase in the installed base of systems under service contracts, higher volume of technical support contracts, and price increases on certain annual maintenance contracts. The Company expects that it will continue to experience fluctuations in gross profit as a percentage of services revenue as a result of the timing of revenues from product and maintenance support and other services to support the growing installed base of systems and the timing of costs associated with the Company's ongoing investment required to build a service organization to support the installed base of systems and new products.

Research and Development. Research and development expenses consist primarily of compensation of development personnel, depreciation of equipment and an allocation of related facilities expenses. Research and development expenses increased 28% from $4.0 million in the three months ended September 30, 1999 to $5.1 million in the three months ended October 31, 2000. The increase in the dollar amount in the three months ended October 31, 2000 was primarily attributable to the hiring and contracting of additional development personnel which reflects the Company's continuing investment in new technology. The Company expects that research and development expenses will continue to increase in dollar amount as the Company continues its development of new technology and support of new and existing products.

Selling and Marketing. Selling and marketing expenses consist primarily of compensation expenses, including sales commissions, travel expenses and certain promotional expenses. Selling and marketing expenses increased 47% to $3.2 million in the three months ended October 31, 2000 from $2.2 million in the three months ended September 30, 1999. The increase was primarily due to the hiring of additional sales personnel for the Company's product segments, increased sales commissions on higher revenues and higher marketing costs.

General and Administrative. General and administrative expenses consist primarily of compensation of executive, finance, human resource and administrative personnel, legal and accounting services and an allocation of related facilities expenses. General and administrative expenses increased 26% from $1.3 million in the three-month period ended September 30, 1999 to $1.7 million in the three-month period ended October 31, 2000. This increase is primarily due to increased legal expenses associated with various litigation matters.

Interest Expense, net. Interest expense, net was approximately $54,000 and $13,000 in the three months ended October 31, 2000 and September 30, 1999, respectively. The increase in interest expense, net in the three months ended October 31, 2000 primarily resulted from an increase in interest expense on borrowings.

Provision for Income Taxes. The Company's effective tax provision rate was 32% and 44% in the three months ended October 31, 2000 and September 30, 1999, respectively. The effective tax provision for the three months ended October 31, 2000 was favorably impacted by the utilization of research and development tax credits.

The Company had net deferred tax assets of $3.4 million at October 31, 2000 and $2.2 million at December 31, 1999. The Company has made the determination it is more likely than not that it will realize the benefits of the net deferred tax assets.

Nine Months Ended October 31, 2000 Compared to the Nine Months Ended September 30, 1999

Revenues

Systems. Systems revenues increased 6% from $51.9 million in the nine months ended September 30, 1999 to $55.2 million in the nine months ended October 31, 2000. This increased systems revenues resulted primarily from increased broadcast revenue of $4.3 million offset by a decrease in broadband revenue of $1.0 million. The Company expects future systems revenue growth, if any, to come from both its broadband and broadcast system products.

For the nine months ended October 31, 2000 and September 30, 1999, certain individual customers accounted for more than 10% of the Company's total revenues. A single customer accounted for 10% of revenues for the nine months ended October 31, 2000 and 17% and 12% of revenues in the nine months ended September 30, 1999. The Company believes that revenues from current and future large customers will continue to represent a significant portion of total revenues.

International sales accounted for approximately 20% and 24% of total revenues for the nine months ended October 31, 2000 and September 30, 1999, respectively. The Company expects that international sales will remain a significant portion of revenues of the Company in the future. As of October 31, 2000, substantially all sales of the Company's products were made in United States dollars. The Company does not expect any material change to this practice in the foreseeable future. Therefore, the Company has not experienced, nor does it expect to experience in the near term, any material impact from fluctuations in foreign currency exchange rates on its results of operations or liquidity. If this practice changes in the future, the Company will reevaluate its foreign currency exchange rate risk.

Services. The Company's services revenues increased over 37% from approximately $12.3 million in the nine months ended September 30, 1999 to $16.9 million in the nine months ended October 31, 2000. These increases in services revenues resulted primarily from increased systems revenues, renewals of maintenance and support contracts, the impact of a growing installed base of systems, and a higher level of product development and technical support contracts.

Gross Profit

Systems. Costs of systems revenues were $29.8 million in the nine months ended October 31, 2000 which was unchanged from the nine months ended September 30, 1999.

Systems gross profit as a percentage of systems revenues was 46% and 43% in the nine months ended October 31, 2000 and September 30, 1999, respectively. The increase in systems gross profit in 2000 was primarily due to higher systems revenue and lower material and manufacturing costs as a percentage of systems revenues. The gross profits in the nine months ended October 31, 2000 was impacted by an increase of approximately $149,000 in the Company's inventory valuation allowance. The Company evaluates inventory levels and expected usage on a periodic basis and provides a valuation allowance for estimated inactive, obsolete and surplus inventory.

Services. Costs of services revenues increased nearly 22% from approximately $10.9 million in the nine months ended September 30, 1999 to $13.3 million in the nine months ended October 31, 2000, primarily as a result of the costs associated with the Company hiring and training additional service personnel to provide worldwide support for the growing installed base of broadband and broadcast systems and costs associated with providing movie content. Services gross profit as a percentage of services revenue increased to 21% in the nine months ended October 31, 2000 compared to a gross profit margin of 12% in the nine months ended September 30, 1999. The Company expects that it will continue to experience fluctuations in gross profit as a percentage of services revenue as a result of the timing of revenues from product and maintenance support and other services to support the growing installed base of systems and the timing of costs associated with the Company's ongoing investment required to build a service organization to support the installed base of systems and new products.

Research and Development. Research and development expenses increased 17% from approximately $12.4 million in the nine months ended September 30, 1999 to $14.5 million in the nine months ended October 31, 2000. The increase in the dollar amount was primarily attributable to the hiring and contracting of additional development personnel which reflects the Company's continuing investment in new products. The Company expects that research and development expenses will continue to increase in dollar amount as the Company continues to focus on the development of new technology and support of new and existing products.

Selling and Marketing. Selling and marketing expenses increased 34% from $6.2 million in the nine months ended September 30, 1999 to $8.3 million in the nine months ended October 31, 2000. This increase is primarily due to the hiring of additional sales personnel for the Company's broadcast and interactive television products, increased sales commissions on higher revenues and higher marketing expenses.

General and Administrative. General and administrative expenses increased 22% from $4.1 million in the nine months ended September 30, 1999 to $5.0 million in the nine months ended October 31, 2000. This increase is primarily due to increased legal expenses associated with various litigation matters.

Interest Income, net. Interest income (expense), net, was approximately ($30,000) and $6,000 in the nine months ended October 31, 2000 and September 30, 1999, respectively. The decrease in 2000 in interest income, net, primarily resulted from interest expense on borrowings.

Provision for Income Taxes. The Company's effective tax provision rate was 32% and 20% in the nine months ended October 31, 2000 and September 30, 1999, respectively. The effective tax provision for both periods was favorably impacted by the utilization of research and development tax credits.

Liquidity and Capital Resources

The Company has financed its operations and capital expenditures primarily with the proceeds of the Company's common stock, borrowings and cash flows generated from operations. Cash, cash equivalents and marketable securities increased $4.5 million from $2.7 million at January 31, 2000 to $7.2 million at October 31, 2000. Working capital increased from approximately $19.8 million at January 31, 2000 to approximately $31.8 million at October 31, 2000.

Net cash used in operating activities was approximately $2.0 million for the nine month period ended October 31, 2000. Net cash provided by operating activities was approximately $6.5 million for the nine months ended September 30, 1999. The net cash used in operating activities in the nine months ended October 31, 2000 was the result of the net income adjusted for non-cash expenses including depreciation and amortization of $3.7 million offset by changes in certain assets and liabilities. The significant net changes in assets and liabilities that used cash in operations included an increase in accounts receivable of $6.5 million, an increase in inventories of $3.2 million and an increase in prepaid expenses and other assets of $2.5 million. These items that used cash in operations were partially offset by an increase in accounts payable of $4.5 million and an increase in customer deposits of $1.4 million.

Net cash used in investing activities was approximately $9.6 million and $1.9 million for the nine months ended October 31, 2000 and September 30, 1999, respectively. Investment activity consisted primarily of capital expenditures related to construction to expand the current manufacturing facility and the acquisition of computer equipment, office furniture, and other capital equipment required to support the expansion and growth of the business.

Net cash provided by financing activities was approximately $16.1 million for the nine months ended October 31, 2000. Net cash used in financing activities was approximately $450,000 for the nine months ended September 30, 1999. In the nine months ended October 31, 2000, the cash provided by financing included $11.9 million received in connection with the issuance of common stock ($10 million of which was issued to Microsoft Corporation) and $5.4 million in borrowings under the equipment line of credit and the Company's construction loan. During the same period, cash used in financing activities included approximately $1.2 million in principal payments under the Company's equipment line of credit and capital lease obligations.

In July 2000, the Company renewed its revolving line of credit and equipment line of credit with a bank. The revolving line of credit which expired in March 2000 was extended until March 2001 and borrowings under the facility increased to $7.5 million. The equipment line of credit which also expired in March 2000 was extended to provide the Company additional equipment financing of $4.0 million through March 2001. In addition, the Company entered into a $3 million line of credit facility with the Export-Import Bank of the United States which allows the Company to borrow money based upon eligible foreign customer account balances. This facility also expires in March 2001. Borrowings under all the lines of credit are secured by substantially all of the Company's assets. Loans made under the revolving line of credit would generally bear interest at a rate per annum equal to the LIBOR rate plus 2% (9.05% at October 31, 2000). Loans under the EXIM line of credit bear interest as a rate per annum equal to the Prime rate (9.5% at October 31, 2000). Loans made under the equipment line of credit bear interest at a rate per annum equal to the bank's base rate plus 1.0% (10.5% at October 31, 2000). The loan agreement relating to the lines of credit requires that the Company provide the bank with certain periodic financial reports and comply with certain financial ratios including the maintenance of total liabilities, excluding deferred revenue, to net worth of at least .80 to
1.0. At October 31, 2000 the Company was in compliance with all covenants. As of October 31, 2000, there were no borrowings against either line of credit and borrowings outstanding under the equipment line of credit were $4.9 million.

In October 2000, the Company entered into an agreement with a bank to finance $1.2 million of the construction costs related to the purchase and renovation of a manufacturing mill in New Hampshire that had been previously purchased in February 2000. During the construction period, interest is accrued and payable at a per annum rate of 8.875%. Upon occupancy of the building by the Company, the loan will convert to two promissory notes whereby the Company will pay principal and interest based upon a fixed interest rate per annum using a five and ten year amortization schedule (8.875% at October 31, 2000). Borrowings under the loan are secured by the land and buildings of the renovated mill. The loan agreement requires that the Company provide the bank with certain periodic financial reports and comply with certain financial ratios. At October 31, 2000, the Company was in compliance with all covenants. As of October 31, 2000, borrowings outstanding under the loan were $1.0 million.

The Company believes that existing funds together with available borrowings under the lines of credit and equipment line facility are adequate to satisfy its working capital and capital expenditure requirements for the foreseeable future.

The Company had no material capital expenditure commitments as of October 31, 2000.

Effects of Inflation

Management believes that financial results have not been significantly impacted by inflation and price changes.

     Recent Accounting Pronouncements.

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments, including derivative instruments embedded in other contracts, collectively referred to as derivatives, and for hedging activities. In June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities", an amendment to SFAS No. 133. This accounting standard amended the accounting and reporting standards of SFAS No. 133 for certain derivative instruments and hedging activities. To date the Company has not utilized derivative instruments or hedging activities and, therefore, the adoption of SFAS No. 133 is not expected to have a material impact on the Company's financial position or results of operations.

     In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." SAB 101 summarizes the SEC's view in applying generally accepted accounting principles to selected revenue recognition issues. The application of the guidance in SAB 101 is required in the Company's fourth quarter of its current fiscal year. The effects of applying this guidance, if any, will be reported as a cumulative effect adjustment resulting in a change in accounting principle. The Company's evaluation of SAB 101 is not yet complete.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

     The Company faces exposure to financial market risks, including adverse movements in foreign currency exchange rates and changes in interest rates. These exposures may change over time as business practices evolve and could have a material adverse impact on the Company's financial results. The Company's primary exposure has been related to local currency revenue and operating expenses in Europe and Asia. Historically, the Company has not hedged specific currency exposures as gains and losses on foreign currency transactions have not been material to date. At October 31, 2000, the Company had $5,917,000 outstanding related to variable rate U.S. dollar denominated debt. The carrying value of these short-term borrowings approximates fair value due to the short maturities of these instruments. Assuming a hypothetical 10% adverse change in the interest rate, interest expense on these short-term borrowings would increase by $56,000.

     The carrying amounts reflected in the consolidated balance sheet of cash and cash equivalents, trade receivables, and trade payables approximates fair value at October 31, 2000 due to the short maturities of these instruments.

     The Company maintains investment portfolio holdings of various issuers, types, and maturities. The Company's cash and marketable securities include cash equivalents, which the Company considers investments to be purchased with original maturities of three months or less given the short maturities and investment grade quality of the portfolio holdings at October 31, 2000, a sharp rise in interest rates should not have a material adverse impact on the fair value of the Company's investment portfolio. As a result, the Company does not currently hedge these interest rate exposures.

                          PART II. OTHER INFORMATION

ITEM 1.  Legal Proceedings

     One of the Company's customers is subject to a lawsuit in Civil Action No.00-CV-195, pending in the federal courts in the Eastern District of Virginia, whereby a third party has made a claim of patent infringement against the Company's customer, which claim is believed to relate at least in part to such customer's use of the Company's products. On May 19, 2000, the Company filed a motion seeking to intervene in the action between its customer and the third party, and to transfer the case to the District Court of Massachusetts. On June 23, 2000, the Court granted the Company's intervention motion and deferred ruling on the issue of transfer. Also on June 23, 2000, the Company filed its Intervenor Complaint in the action seeking, among other things, a declaratory judgment of non-infringement, invalidity and unenforceability regarding U.S. Patents Nos. 4,814,883 and 5,200,825. In addition, the Company has agreed to indemnify its customer for claims brought against the customer that are related to the customer's use of the Company's products. On October 23, 2000, the Court denied the Company's motion to transfer. While there are no direct allegations pending against the Company in connection with this matter at this time. On November 29, 2000, the third party filed a motion to amend its pleading to add claims against the Company seeking equitable relief and attorneys fees for willful patent infringement. The Court has not yet ruled on the third party's motion to amend. This dispute has a scheduled trial date commencing April 11, 2001.

     On June 13, 2000, the Company filed a lawsuit against one of its competitors, nCube Corp., for patent infringement. On September 25, 2000, the court upheld the validity of the Company's patent. At this time the Company is awaiting the court's decision regarding a permanent injunction. Damages will be determined in future proceedings.

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

     The Company cannot be certain of the outcome of the foregoing litigation, but does plan to oppose allegations against it and assert its claims against other parties vigorously.

ITEM 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

Exhibit 4.1:   Certificate of Amendment, filed May 25, 2000 with the
                  Secretary of State in the State of Delaware, to the Amended and Restated Certificate of Incorporation of the Company (filed as Exhibit 4.2 to the Company's registration statement on Form S-8 (File No. 333-17379) and incorporated herein by reference).

Exhibit 10.1:  Video-on-Demand Purchase Agreement, dated as of December
                  1, 2000, by and between the Company and Comcast Cable Communications of Pennsylvania, Inc.

Exhibit 10.2:  Loan Agreement, dated as of October 16, 2000, by and between the
                  Company and the Bank of New Hampshire, N.A.

Exhibit 27:    Financial Data Schedule (For SEC Edgar Filing Only; Intentionally
                  Omitted)

(b)  Reports on Form 8-K

               None

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, SeaChange International, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  December 15, 2000



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

                          SEACHANGE INTERNATIONAL, INC.

                                  EXHIBIT INDEX

Exhibit Number                              Description                                 Page
--------------                              -----------                                 ----
4.1:              Certificate of Amendment, filed May 25, 2000 with the
                  Secretary of State in the State of Delaware, to the Amended
                  and Restated Certificate of Incorporation of the Company
                  (filed as Exhibit 4.2 to the Company's registration statement on Form S-8 (File No. 333-17379) and incorporated herein by reference).

10.1:             Video-on-Demand Purchase Agreement, dated as of December 1,
                  2000, by and between the Company and Comcast Cable
                  Communications of Pennsylvania, Inc.

10.2: Loan Agreement, dated as of October 16, 2000, by and between the Company and the Bank of New Hampshire, N.A.

27                Financial Data Schedule (For SEC Edgar Filing Only; Intentionally
                  Omitted)