Form 10-K/A
period 1999-12-31
SEACHANGE INTERNATIONAL INC
filed 2001-03-01
CIK 1019671

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-K/A
                                 Amendment No.2


(Mark One)
|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended December 31, 1999

                        Commission File Number: 0-21393

                         SEACHANGE INTERNATIONAL, INC.
            (Exact name of registrant as specified in its charter)

                     Delaware                        04-3197974
          (State or other jurisdiction       (IRS Employer Identification No.)
             of incorporation or
                  organization)

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

                                     PART I

     This Amended Annual Report on Form 10-K includes certain statements of a forward-looking nature which reflect SeaChange's current views relating to future events or the future financial performance of SeaChange. These forward-looking statements are only predictions and are subject to risks and uncertainties, particularly the matters set forth in "Certain Risk Factors" below, which could cause actual events or results to differ materially from historical results or those indicated by such forward-looking statements.

ITEM 1.   Business

     SeaChange International, Inc., incorporated in Delaware in July 1993, develops, manufactures and sells systems, known as video storage servers, that automate the management and distribution of both short-form video streams, such as advertisements, and long-form video streams, such as movies or other feature presentations, each of which requires precise, accurate and continuous execution, to television operators, telecommunications companies and broadcast television companies. SeaChange's systems utilize both standard industry components and SeaChange's embedded proprietary software that performs the specific functions of information processing such as order processing, invoicing and other similar functions. SeaChange's digital video systems with their state-of-the-art electronic storage and retrieval capabilities are designed to provide a higher image quality and to be more reliable, easier to use and less expensive than analog tape-based systems that are based on transmission of a continuous electronic signal that may vary in both frequency and amplitude. SeaChange believes that by automating the management and distribution process its systems help customers reduce their ongoing operating costs while simultaneously allowing customers to increase revenues by offering more targeted services such as local advertising segments, known as geography-specific spot advertising, inserted into cable programming; movies, known as video-on-demand movies, that the subscriber is able to watch at any time with pause, rewind and fast forward features; and other services, known as interactive television services, that allow consumers to customize and/or interact with their television viewing experience in a manner similar to that of using a personal computer.

     SeaChange's products address a number of specific markets. Based on currently available industry sources and SeaChange's internal data, the SeaChange SPOT System is the leading system in the United States for the transmission of video content, known as a video insertion system, in the multichannel television market for digital advertisement and other short-form video. A majority of SeaChange's customers are major cable television operators and telecommunications companies in the United States. The SeaChange SPOT System product converts analog video forms such as advertisements and news updates to digital video forms. It stores them in local or remote storage devices, known as digital libraries, and inserts them automatically into television network streams. The SPOT System provides high accuracy relative to the volume of video being played and high video image quality, permits geographic and demographic specificity of advertisements and reduces operating costs. The SeaChange Advertising Management Software product operates in conjunction with the SeaChange SPOT System to automate and simplify complex sales, scheduling and billing processes for advertising for the multichannel television market.

     SeaChange has one existing movie product and two video-on-demand products for interactive television markets. SeaChange sells the SeaChange Movie System product which provides long-form video storage and delivery for the pay-per-view movie markets. The SeaChange GuestServe System product delivers video-on-demand and other guest services, internet access and personal computer games in a hotel environment for cable television and telecommunications companies. In addition, SeaChange has developed the SeaChange ITV System product to provide residential video-on-demand and other interactive services, including accessing movies and other programs, purchasing programs and retrieving Internet content through the television, for cable television operators and telecommunications companies. During 1998 and 1999, SeaChange entered into agreements with several cable companies, including Time-Warner, Inc., Rogers Cablesystems and Telewest Communications, to provide SeaChange's ITV System for demonstration and testing of their video-on-demand systems. SeaChange also has agreements with leading producers of hardware devices, known as digital set-top boxes, used to receive and unscramble television signals, including agreements with Scientific-America, Motorola and Sony Corporation, to test and integrate their products with SeaChange's ITV System.

     SeaChange also sells its video server, which is designed to store and distribute video streams of various lengths, MediaCluster, SeaChange's proprietary software technology that enables multiple video servers to operate together as an integrated video server and a video streaming product for internet applications.

     SeaChange introduced its Broadcast MediaCluster product in 1998, offering call letter stations, such as KSTP Saint Paul, the ability to directly transmit content, such as commercials and syndicated or other programming for broadcast television companies, to their viewers. During 1998 and 1999, SeaChange installed broadcast systems at customer locations including network affiliates and multi-channel operations in the United States and broadcast companies internationally.

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

         Cable Television Operators & Telecommunications Companies

     According to industry sources, there are approximately 12,000 cable television systems currently in the United States, serving over 70 million subscribers. In 1999, 96% of all cable systems provided over 30 channels of programming to their subscribers and most systems provided fifty or more channels. Because cable television programming is sent over broadband or high bandwidth network or facility lines, operators have the opportunity to segment and target their programming to viewers in selected geographies. In addition, the continuing growth in cable television's multiple specialized programming networks, such as CNN, MTV and ESPN and other networks such as Black Entertainment Television, the Discovery Channel and Nickelodeon, allow advertisers to target viewers in selected demographic profiles.

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

     Video-on-demand represents a new opportunity for cable television operators. Increased channel capacity through the installation of fiber optic cables is providing many cable television operators with the capacity to offer video-on-demand to hotels and apartments using existing analog set-top boxes. SeaChange sells its SeaChange Guestserve System to cable operators including Cox Communications, Time Warner Inc. and AT&T Media Services in support of their hotel movie on demand business in New York, Chicago, Honolulu and San Diego. In addition, SeaChange directly supports specific hotel systems such as the Opryland in Nashville, Tennessee. In total, SeaChange currently supports approximately 20,000 hotel rooms with its SeaChange video-on-demand products. The addition of two way connectivity and digital set-top boxes are providing many cable television operators with the capacity to offer video-on-demand programming capability throughout their subscriber base.

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

     Increased demand for video and audio content over the internet will require a substantial increase in storage capacity and bandwidth over time. SeaChange believes that cable television operators and telecommunications companies will play an integral role in providing these broadband internet applications. SeaChange also believes that in order to offer high quality video applications over the internet, cable television operators and telecommunications companies will need storage and distribution products capable of complex management and scheduling of video data streams. SeaChange believes that its patented video server technology is well suited to meet this market opportunity.

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

     In addition, many television broadcasters are contemplating the use of the recently available digital bandwidth to originate multiple program streams. If this application develops, television operators will require video storage and delivery systems that can effectively manage and deliver these multiple television signals. As television broadcasters continue to automate their entire programming in order to reduce overall operating costs and improve reliability, SeaChange believes the Broadcast Mediacluster products provide a unique solution that addresses these requirements.

The SeaChange Solution

     SeaChange develops, markets and supports digital video solutions designed to enhance its customers' ability to store, retrieve, manage and distribute short-and long-form video streams, including advertisements, movies, news updates and other video programming requiring precise, accurate and continuous execution. SeaChange's solutions are based on five core areas of functionality:

     .   real-time conversion of analog video into digital video format;
     .   storage and retrieval of video content to and from digital libraries;
     . scheduled distribution of video streams between digital libraries via local and wide area data networks;
     .   delivery of video streams over single and multiple channels; and
     . management of video sales, scheduling, billing and execution of related business transactions.

     SeaChange uses these core capabilities to provide solutions to a number of commercial markets. SeaChange's products are designed to provide a consistent set of features and benefits, including:

     . Viewer Targeting. SeaChange's digital video products enable television operators to efficiently target viewers in specific demographic or geographic groups. The ability to target selected viewers enables television operators to increase revenues by offering more targeted services. The SeaChange SPOT System offers this capability to television operators, the Broadcast MediaCluster product offers this capability to broadcast companies while the SeaChange Guestserve and ITV Systems make it possible for television operators to offer video-on-demand movies to individual hotel rooms or residences.

     . Cost Reduction. SeaChange's products are designed to provide its customers operating cost reductions as compared to analog tape-based systems due to, among other things, the elimination of video tapes and their storage and lower operating personnel requirements. SeaChange is also able to price its products on a competitive basis by using standard operating systems and components. SeaChange believes that the combination of competitive pricing of its products and reductions in the operating costs of its customers results in attractive pay-back periods on customers' initial capital outlay for SeaChange's products.

     . Scalability. SeaChange's products are scalable to the needs of a particular cable television operator or television broadcaster whether operating in a single channel system concentrated in one specific zone or a system with hundreds of channels serving multiple zones and markets. Moreover, SeaChange's proprietary storage technology enables the scalability of storage of digital video from a few minutes to hundreds of hours of video.

     . Reliability. SeaChange's products eliminate the need for traditional mechanical tape-based systems, thereby reducing the likelihood of breakdowns. Furthermore, through the use of redundant low cost standard computer industry components and proprietary storage technology and application software, SeaChange's products are designed to be fault resilient, providing the high reliability required for television operations.

          . Scheduling Flexibility. The digitizing and storage of video streams allows advertisements, news updates and movies to be inserted on channels in local communities and allows cable television operators to insert or delete video content rapidly. This flexibility enables the provision of services such as video-on-demand movies and provides advertisers and television broadcasters the opportunity to insert new video content on short notice.

          . Video Image Quality. Because digital video streams do not degrade with playback, image content and quality remain at the original professional level even after multiple airings.

          . Ease of Use. SeaChange's products are simple to learn, require less maintenance, and are less personnel intensive than analog systems. Due to their innovative architecture, SeaChange's products offer a number of features that simplify their use, including remote monitoring and service and automated short- and long-form video distribution.

Strategy

     SeaChange's objective is to be the leader in the emerging market for the storage, management and distribution of professional quality digital video. The key elements of SeaChange's strategy are to:

          . Develop Long-Term Customer Relationships. SeaChange is focusing its product development, marketing and direct sales efforts on developing long-term customer relationships with cable television operators, telecommunications companies and television broadcasters in the United States and internationally. SeaChange has formed its customer relationships by providing digital video solutions to address customers' immediate problems, such as advertisement and other short-form video insertion. SeaChange intends to continue to leverage its customer relationships to offer new, compatible products to meet evolving market needs, such as video-on-demand programming. SeaChange believes that the fundamental shift from analog to digital video and the growing emphasis on interactive technologies will continue to present opportunities for SeaChange to develop, market and support its products to both its existing customer base and to customers in additional markets.

          . Offer Complete Solutions. SeaChange's customers operate complex networks that require the delivery and management of video programming across multiple channels and target zones. SeaChange believes television operators desire complete solutions that integrate all steps of digital video delivery from scheduling to post-air verification and billing. To address these needs, SeaChange provides integrated applications and support services which are more effective than individual functional products not specifically designed to work together. SeaChange believes that providing complete integrated solutions has been a significant factor in its success and will be an increasingly important competitive advantage.

          . Establish and Maintain Technological Leadership Through Systems Integration. SeaChange believes its competitive position is dependent in a large part on the features and performance of its integrated systems. As a result, SeaChange focuses its research and development efforts on introducing systems with improved hardware and software capabilities.

          . Provide Superior Customer Service and Support. SeaChange's products operate in customer environments where continuous operation is critical. As a result, SeaChange believes that providing a high level of service and support gives it a competitive advantage and is a differentiating factor in developing and maintaining key customer relationships. SeaChange's in-depth industry and application knowledge allows it to better understand the service needs of its customers. As of December 31, 1999 more than 37% of SeaChange's employees were dedicated to customer service and support, including project design and implementation, installation and training. In addition, using remote diagnostic and communications features embedded in SeaChange's products, the service organization has the ability to monitor the performance of customer installations and, in most cases, rectify problems remotely. Customers have access to service personnel via 24-hour, seven-day a week telephone support.

Products

     SeaChange integrates hardware, software and television components into its products. These products are marketed to cable television operators, telecommunication companies, television broadcasters, systems integrators and value-added resellers.

         SeaChange SPOT System

          The SeaChange SPOT System product automates the complex process of advertisement and other video insertion across multiple channels and geographic zones for cable television operators and telecommunications companies. Through SeaChange's embedded proprietary software, the SeaChange SPOT System allows cable television operators to insert local and regional advertisements and other short-form video streams into the time allocated for these video streams by cable television networks such as CNN, MTV, ESPN, Black Entertainment Television, the Discovery Channel and Nickelodeon.

          The SeaChange SPOT System is an integrated solution composed of software applications, hardware platforms, data networks and easy to use graphical interfaces. The SeaChange SPOT System is designed to be installed at local cable transmission sites, known as headends, and advertising sales business offices. The SeaChange video insertion process consists of six steps:

          . Encoding. The process begins with the SeaChange Encoding Station, which is based on SeaChange's proprietary encoding software, where analog-based short- and long-form video is digitized and compressed in real-time using standard MPEG-2 hardware, the industry standard for digital video and audio compression.

          . Storage: Digital video is then stored in a disk-based video library, capable of storing thousands of spots, where the SeaChange SPOT System organizes, manages and stores these video streams.

          . Scheduling: SeaChange's advertising management software coordinates with the traffic and billing application to determine the designated time slot, channel and geographic zone for each video stream.

          . Distribution: SeaChange's strategic digital video software then copies the video files from the master video library and distributes them over the operator's data network to appropriate headends, where they are stored in video servers for future play.

          . Insertion. Following a network cue, the SeaChange video switch module automatically inserts the video stream into the network feed (initiating the analog conversion, if necessary), where they are then seen by television viewers.

          . Verification: After the video streams run, SeaChange's proprietary software and hardware verifies the content, accuracy, timing and placement of such video streams to facilitate proper customer billing.

     SeaChange has developed a variety of different models of the SPOT system to support operators' differing requirements. The selling price for the SeaChange SPOT Systems ranges from under $100,000 to several million dollars; the average system selling price of approximately $250,000.

         SeaChange Advertising Management Software

          The SeaChange Advertising Management Software product (formerly referred to as the Traffic and Billing Software product) is designed to permit television operators to manage advertising sales, scheduling, packaging and billing operations. This product provides advertising sales executives with: (i) management performance reports; (ii) inventory tracking; and (iii) order entry, billing and accounts receivable management. Advertising Management Software can be integrated with the SeaChange SPOT System and is also compatible with many other advertisement insertion systems currently in use.

         Movie and Interactive Products

          SeaChange Guestserve System. The SeaChange Guestserve System is a platform for the storage and delivery of long-form video streams, particularly movies on demand and interactive guest services such as hotel checkout, internet access and personal computer games. The integrated system is designed to permit viewers in hotels and apartments to choose particular movies on demand and also offers a variety of ancillary programming services. SeaChange is marketing the SeaChange Guestserve system to cable television operators. The cable television operators can package full scale video-on-demand systems for hotels and apartments.

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

          SeaChange Movie System. The SeaChange Movie System provides cable television operators, pay-per-view movie service providers and direct-to-home providers with capability to originate multiple pay-per-view movie channels or any other scheduled video programming. The Movie System includes SeaChange's MediaCluster technology for storage and delivery of the video programming as well as an MPEG-2 encoder for capturing movies from video tape, and scheduling software and hardware to enable creating programming schedules for the pay-per-view channels. This System includes fault resiliency in both the video server technology and scheduling technology so as to ensure the highest levels of up-time.

          SeaChange ITV System. SeaChange has developed and is testing its ITV System. This System is sold to cable television operators and other telecommunications companies and is intended to enable them to offer video on demand and other interactive services to their subscribers who have digital set-top boxes and access two way cable plants. This System comprises MediaCluster servers which will reside at headends or nodes in the cable system, SeaChange's Command Center control software to manage and control the system, and interfaces to digital headend modulators and control systems and subscriber management systems.

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

          The SeaChange Broadcast MediaCluster System is designed to simultaneously record, encode, store to a disk and play video content using compression and decompression hardware. This product is designed to seamlessly integrate into television broadcasters' current tape-based operations and meet the high performance requirements of television broadcasters.

Original Equipment Manufacturer Products

     Video Server 100 (and variants). The Video Server 100, which is SeaChange's second generation video server, is designed to store and distribute video streams of various lengths. The Video Server 100 together with the MediaCluster provides the base technology for all of SeaChange's digital video products. The Video Server 100 is offered to systems integrators and value-added resellers as a platform for the storage and delivery of video in a wide range of applications.

     The Video Server 100 provides custom power and packaging for software use in professional video applications. It incorporates redundant low cost standard computer industry components and a redundant power supply to enable the continuous uninterrupted airing of video. The Video Server 100 uses industry standard components, which differentiates it from various video servers based on proprietary processors and specialized hardware components and operating systems.

     MediaCluster. MediaCluster is SeaChange's proprietary, patented software technology that enables multiple Video Server 100s (and variants) to operate together as an integrated video server.

     Through its software architecture, MediaCluster can join multiple SeaChange Video Server 100s to support large-scale applications by storing large amounts of video data and delivering multiple video streams, with no single point of failure in the system. SeaChange has a patent for its MediaCluster technology.

     SeaChange established a subsidiary, SeaChange Systems, at its Greenville, New Hampshire location for the manufacture, development and original equipment manufacturer sale of the Video Server 100 and MediaCluster products in 1997. Certain employees of SeaChange or the subsidiary have been granted options and may be granted options to acquire up to a 20% interest over time in the subsidiary.

Customer Service and Support

     SeaChange installs, maintains and supports its products in North America, Asia, South America and Europe. Systems sales include one year of free maintenance. SeaChange currently provides installation, maintenance and support to international customers and also provides movie content in conjunction with sales of SeaChange GuestServe System. SeaChange offers technical support to customers, agents and distributors on a 24-hour, seven-day a week basis.

Customers

     SeaChange currently sells its products primarily to cable television operators, broadcast and telecommunications companies.

          SeaChange's customer base is highly concentrated among a limited number of large customers, primarily due to the fact that the cable, movie, broadcast, and telecommunications industries in the United States are dominated by a limited number of large companies. A significant portion of SeaChange's revenues in any given fiscal period have been derived from substantial orders placed by these large organizations. In 1997, 1998 and 1999, revenues from SeaChange's five largest customers represented approximately 66%, 55% and 47% respectively, of SeaChange's total revenues. Customers accounting for more than 10% of total revenues consisted of Tele-Communications, Inc. (24%), Time Warner, Inc. (17%) and Comcast Corporation (10%) in 1997; Tele-Communications, Inc. (24%) and Time Warner, Inc. (15%) in 1998; and AT&T Media Services (15%) and Time Warner, Inc. (10%) in 1999. SeaChange expects that it will continue to be dependent upon a limited number of customers for a significant portion of its revenues in future periods. As a result of this customer concentration, SeaChange's business, financial condition and results of operations could be materially adversely affected by the failure of anticipated orders to materialize and by deferrals or cancellations of orders as a result of changes in customer requirements or new product announcements or introductions.

          SeaChange believes that its backlog at any particular time is not meaningful as an indicator of its future level of sales for any particular period. Because of the nature of SeaChange's products and its use of standard components, substantially all of the backlog at the end of a quarter can be manufactured by SeaChange and is intended to be shipped by the end of the following quarter. However, because of the requirements of particular customers such backlog may not be shipped or, if shipped, the related revenues may not be recognized in such quarter. Therefore, there is no direct correlation between the backlog at the end of any quarter and SeaChange's total sales for the following quarter or other periods.

Selling and Marketing

     SeaChange sells and markets its products in the United States primarily through a direct field sales organization and internationally primarily through independent agents and distributors, complemented by a coordinated marketing effort of SeaChange's marketing group. Direct sales activities in the United States are conducted from SeaChange's Massachusetts headquarters and seven field offices. In October 1996, SeaChange entered into an exclusive sales and marketing services agreement with a private Italian company to provide such services throughout continental Europe. SeaChange also markets certain of its products, namely the Video Server 100 and MediaCluster, to systems integrators and value-added resellers. As of December 31, 1999, SeaChange's selling and marketing organization consisted of 30 people.

     In light of the complexity of SeaChange's digital video products, SeaChange primarily employs a consultative direct sales process. Working closely with customers to understand and define their needs enables SeaChange to obtain better information regarding market requirements, enhance its expertise in its customers' industries, and more effectively and precisely convey to customers how SeaChange's solutions address the customer's specific needs. In addition to the direct sales process, customer references and visits by potential customers to sites where SeaChange's products are in place are often critical in the sales process.

     SeaChange uses several marketing programs focused on SeaChange's targeted markets to support the sale and distribution of its products. SeaChange uses exhibitions at a limited number of prominent industry trade shows and conferences and presentations at technology seminars to promote awareness of SeaChange and its products. SeaChange also publishes technical articles in trade and technical journals and promotional product literature.

Research and Product Development

     Management believes that SeaChange's success will depend to a substantial degree upon its ability to develop and introduce in a timely fashion new products and enhancements to its existing products that meet changing customer requirements in SeaChange's current and new markets. SeaChange has in the past made, and intends to continue to make, substantial investments in product and technological development. Through its direct sales process SeaChange monitors changing customer needs, changes in the marketplace and emerging industry standards, and is therefore better able to focus its research and development efforts to address such evolving industry requirements.

     SeaChange's research and development expenditures totaled approximately $11.8 million, $15.8 million and $16.3 million for the years ended December 31, 1997, 1998 and 1999, respectively. At December 31, 1999, 106 employees were engaged in research and product development. SeaChange believes that the experience of its product development personnel is an important factor in SeaChange's success. SeaChange performs its research and product development activities at its headquarters and in offices in Greenville, New Hampshire; Atlanta, Georgia; and Dresher, Pennsylvania. SeaChange has historically expensed its direct research and development costs as incurred.

     SeaChange has a variety of new products being developed and tested, including interactive television products for cable television operators and telecommunications companies, digital play-to-air systems for television broadcasters and the next version of its MediaCluster software. In December 1999, SeaChange enhanced its research and development capabilities through the acquisition of Digital Video Arts, Ltd., a developer of custom software products specializing in digital video and interactive television. However, in the future SeaChange may be unable to successfully develop and market these products, or to identify, develop, manufacture, market or support other new products or enhancements to its existing products successfully or on a timely basis. In addition, new SeaChange products may not gain market acceptance, or SeaChange may be unable to respond effectively to product announcements by competitors or technological changes.

Manufacturing

     SeaChange's manufacturing operations are located at facilities in Maynard, Massachusetts and in Greenville, New Hampshire. The manufacturing operations in Massachusetts consist primarily of component and subassembly procurement, system integration and final assembly, testing and quality control of the complete systems. SeaChange's operations in New Hampshire consist primarily of component and subassembly procurement, video server integration and final assembly, testing and quality control of the video servers. SeaChange relies on independent contractors to manufacture components and subassemblies to SeaChange's specifications. Each of SeaChange's products undergoes testing and quality inspection at the final assembly stage.

     SeaChange attempts to use standard parts and components available from multiple vendors. Certain components used in SeaChange's products, however, are currently purchased from a single source, including a computer chassis manufactured by Trimm Technologic Inc., a disk controller manufactured by Mylex Corporation, an MPEG-2 decoder card manufactured by Vela Research, Inc. and an MPEG-2 encoder manufactured by Optivision, Inc. While SeaChange believes that there are alternative suppliers available for these components, SeaChange believes that the procurement of such components from alternative suppliers would take anywhere from 45-120 days. SeaChange cannot be certain that such alternative components would be functionally equivalent or would be available on a timely basis or on similar terms. SeaChange purchases several other components from a single supplier, although SeaChange believes that alternative suppliers for such components are readily available on a timely basis. SeaChange generally purchases sole source or other components pursuant to purchase orders placed from time to time in the ordinary course of business and has no written agreements or guaranteed supply arrangements with its sole source suppliers. SeaChange has experienced quality control problems and supply shortages for sole source components in the past and it is possible that SeaChange may experience significant quality control problems or supply shortages for these components in the future. However, any interruption in the supply of such single source components could have a material adverse effect on SeaChange's business, financial condition and results of operations. Because of SeaChange's reliance on these vendors, SeaChange may also be subject to increases in component costs which could adversely affect SeaChange's business, financial condition and results of operations.

Competition

     The markets in which SeaChange competes are characterized by intense competition, with a large number of suppliers providing different types of products to different segments of the markets. SeaChange currently competes principally on the basis of the breadth of its products' features and benefits, including the ability to precisely target viewers in specific geographic or demographic groups, and the flexibility, scalability, professional quality, ease of use, reliability and cost effectiveness of its products; and SeaChange's reputation and the depth of its expertise, customer service and support. While SeaChange believes that it currently competes favorably overall with respect to these factors and that its ability to provide solutions to manage, store and distribute digital video differentiates SeaChange from its competitors, SeaChange may not be able to continue to compete successfully with respect to such factors.

     In the digital advertisement insertion market, SeaChange generally competes only with nCube (formerly SkyConnect, Inc.). In the market for long-form video products including video on demand, SeaChange competes with various companies offering video server platforms such as Concurrent Computer Corp., nCube, Diva Systems Corp. and more traditional movie application providers like The Ascent Entertainment Group, Panasonic Company, and Lodgenet Entertainment. In addition, the SeaChange Advertising Management Software competes against certain products of Columbine Cable Systems, Inc., Cable Computerized Management Systems, Inc., a subsidiary of Indenet Inc., CAM Systems, Inc., a subsidiary of Starnet Inc., LAN International USA, Inc., Visiontel, Inc. and various suppliers of sales, scheduling and billing software products. In the television broadcast market, SeaChange competes against Grass Valley Group, Inc., Pinnacle Systems, Inc., Sony Corporation, and ASC Incorporated. SeaChange expects the competition in each of these markets to intensify in the future.

     Many of SeaChange's current and prospective competitors have significantly greater financial, technical, manufacturing, sales, marketing and other resources than SeaChange. As a result, these competitors may be able to devote greater resources to the development, promotion, sale and support of their products than SeaChange. Moreover, these companies may introduce additional products that are competitive with those of SeaChange or enter into strategic relationships to offer complete solutions, and SeaChange's products may not compete effectively with such products.

     Although SeaChange believes that it has certain technological and other advantages over its competitors, maintaining such advantages will require continued investment by SeaChange in research and development, selling and marketing and customer service and support. In addition, as SeaChange enters new markets, distribution channels, technical requirements and competition levels may be different than those in SeaChange's current markets. It is possible that SeaChange may be unable to compete successfully against either current or potential competitors in the future.

Proprietary Rights

     SeaChange's success and its ability to compete is dependent, in part, upon its proprietary rights. SeaChange has been granted one U.S. patent for its MediaCluster technology and has filed a foreign patent application for the same technology. In addition, SeaChange has other patent applications in process for other technologies. In addition, SeaChange relies on a combination of contractual rights, trademark laws, trade secrets and copyright laws to establish and protect its proprietary rights in its products. However, it is possible that all of these patents may not be issued or, if issued, the validity of such patents may not be upheld. In addition, the steps taken by SeaChange to protect its intellectual property may prove to be inadequate to prevent misappropriation of its technology or SeaChange's competitors may independently develop technologies that are substantially equivalent or superior to SeaChange's technology. In addition, the laws of some foreign countries in which SeaChange's products are or may be distributed do not protect SeaChange's proprietary rights to the same extent as do the laws of the United States.

     SeaChange is also subject to the risk of adverse claims and litigation alleging infringement of intellectual property rights of others. SeaChange attempts to ensure that its products do not infringe any existing proprietary rights of others.

     A version of the SeaChange Advertising and Management Software in limited distribution was based on software SeaChange licensed from Summit Software Systems, Inc. of Boulder, Colorado in May 1996. SeaChange has been granted a perpetual, nonexclusive license to such software in return for the payment of an up-front license fee and royalties for sales occurring prior to June 1998.

Employees

     As of December 31, 1999, SeaChange employed 336 persons, including 106 in research and development, 125 in customer service and support, 30 in selling and marketing, 45 in manufacturing and 30 in finance and administration. One of SeaChange's employees is represented by a collective bargaining arrangement. SeaChange believes that its relations with its employees are good.

                  CERTAIN RISKS THAT MAY AFFECT OUR BUSINESS

If we are unable to manage our growth and the related expansion in our operations effectively, our business may be harmed through a decreased ability to monitor and control effectively our operations, and a decrease in the quality of work and innovation of our employees.

     Our ability to successfully offer products and services and implement our business plan in a rapidly evolving market requires effective planning and management. Not only are we growing in size, but we are also continuing to transition towards greater reliance on our video-on-demand products for an increased portion of our revenue. Our growth has placed, and our anticipated future operations will continue to place, a significant strain on our management, administrative, operational and other resources. To manage future growth effectively, we must continue to improve our management and operational controls, enhance our reporting systems and procedures, integrate new personnel and manage expanded operations. A failure to manage our growth may harm our business through a decreased ability to monitor and control effectively our operations, and a decrease in the quality of work and innovation of our employees upon which our business is dependent.

We may not be able to hire and retain highly skilled employees, particularly managerial, engineering, selling and marketing, finance and manufacturing personnel, which could affect our ability to compete effectively because our business is technology-based and there is a shortage of these employees within the New England area.

     Our success depends to a significant degree upon the continued contributions of our key management, engineering, selling and marketing and manufacturing personnel, many of whom would be difficult to replace given the shortage within the New England area of qualified persons for these positions. We do not have employment contracts with our key personnel. We believe that our future success will also depend in large part upon our ability to attract and retain highly skilled managerial, engineering, selling and marketing, finance and manufacturing personnel, as our business is technology-based. Because competition for these personnel is intense, we may not be able to attract and retain qualified personnel in the future. The loss of the services of any of the key personnel, the inability to attract or retain qualified personnel in the future or delays in hiring required personnel, particularly software engineers and sales personnel, could have a material adverse effect on our business, financial condition and results of operations because our business is technology-based.

Cancellation or deferral of purchases of our products could cause our operating results to be below the expectations of the public market stock analysts who cover our stock, resulting in a decrease in the market price of our common stock.

     Any significant cancellation or deferral of purchases of our products could have a material adverse effect on our business, financial condition and results of operations in any particular quarter due to the resulting decrease in revenue and our relatively fixed costs. In addition, to the extent significant sales occur earlier than expected, operating results for subsequent quarters may be adversely affected because our expense levels are based, in part, on our expectations as to our future revenues, and we may be unable to adjust spending in a timely manner to compensate for any revenue shortfall. Because of these factors, in some future quarter our operating results may be below the expectations of public market analysts and investors which may adversely affect the market price of our common stock.

Seasonal trends may cause our quarterly operating results to fluctuate, making period-to-period comparisons of our operating results meaningless.

     We have experienced significant variations in the revenue, expenses and operating results from quarter to quarter and these variations are likely to continue. We believe that fluctuations in the number of orders being placed from quarter to quarter are principally attributable to the buying patterns and budgeting cycles of television operators and broadcast companies, the primary buyers of the digital advertising systems and broadcast systems, respectively. We expect that there will continue to be fluctuations in the number and value of orders received. As a result, our results of operations have in the past and likely will, at least in the near future, fluctuate in accordance with this purchasing activity making period-to-period comparisons of our operating results meaningless. In addition, because these factors are difficult for us to forecast, our business, financial condition and results of operations for one quarter or a series of quarters may be adversely affected and below the expectations of public market analysts and investors, resulting in a decrease in the market price of our common stock.

Due to the lengthy sales cycle involved in the sale of our products, our quarterly results may vary and should not be relied on as an indication of future performance.

     Digital video, movie and broadcast products are relatively complex and their purchase generally involves a significant commitment of capital, with attendant delays frequently associated with large capital expenditures and implementation procedures within an organization. Moreover, the purchase of these products typically requires coordination and agreement among a potential customer's corporate headquarters and its regional and local operations. For these and other reasons, the sales cycle associated with the purchase of our digital video, movie and broadcast products are typically lengthy and subject to a number of significant risks, including customer's budgetary constraints and internal acceptance reviews, over which we have little or no control. Based upon all of the foregoing, we believe that our quarterly revenues, expenses and operating results are likely to vary significantly in the future, that period-to-period comparisons of our results of operations are not necessarily meaningful and that, in any event, these comparisons should not be relied upon as indications of future performance.

If we are unable to successfully compete in our marketplace, our financial condition and operating results may be adversely affected.

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

     Due to the rapidly evolving markets in which we compete, additional competitors with significant market presence and financial resources, including computer hardware and software companies and television equipment manufacturers, may enter those markets, thereby further intensifying competition. Increased competition could result in price reductions and loss of market share which would adversely affect our business, financial condition and results of operations. Many of our current and potential competitors have greater financial, selling and marketing, technical and other resources than we do. Moreover, our competitors may also foresee the course of market developments more accurately than us. Although we believe that we have certain technological and other advantages over our competitors, realizing and maintaining these advantages will require a continued high level of investment by us in research and product development, marketing and customer service and support. In the future we may not have sufficient resources to continue to make these investments or to make the technological advances necessary to compete successfully with our existing competitors or with new competitors.

     If we are unable to compete effectively, our business, prospects, financial condition and operating results would be materially adversely affected because of the difference in our operating results from the assumptions on which our business model is based.

If the emerging digital video market does not gain commercial acceptance, our business, financial condition and results of operations would be negatively affected because the market for our products would be more limited than we currently believe and have communicated to the financial markets.

     Cable television operators and television broadcasters have historically relied on traditional analog technology for video management, storage and distribution. Digital video technology is still a relatively new technology and requires a significant initial investment of capital. Our future growth will depend on the rate at which television operators convert to digital video systems.

     In addition, to date our products have been purchased primarily by cable television operators and telecommunications companies. An inability to penetrate new markets would have a material adverse effect on our business, financial condition and results of operations because the market for our products would be more limited than we currently believe and have communicated to the financial markets.

If there were a decline in sales of our SPOT System, our revenues could be materially affected because we currently derive a large percentage of our revenues from this product.

     Sales of our SPOT System have historically accounted for a large percentage of our revenues, and this product and related enhancements are expected to continue to account for a significant portion of our revenues in the remainder of fiscal year 2000 and in fiscal year 2001. Our success depends in part on continued sales of our SPOT System product. Accordingly, a decline in demand or average selling prices for our SPOT System product line, whether as a result of new product introductions by others, price competition, technological change, inability to enhance the products in a timely fashion, or otherwise, would have a material adverse effect on our business, financial condition and results of operations.

If we fail to respond to rapidly changing technologies related to digital video, our business, financial condition and results of operations would be materially adversely affected because the competitive advantage of our products relative to those of our competitors would decrease.

     The markets for our products are characterized by rapidly changing technology, evolving industry standards and frequent new product introductions and enhancements. Future technological advances in the television and video industries may result in the availability of new products or services that could compete with the solutions provided by us or reduce the cost of existing products or services, any of which could enable our existing or potential customers to fulfill their video needs better and more cost efficiently than with our products. Our future success will depend on our ability to enhance our existing digital video products, including the development of new applications for our technology, and to develop and introduce new products to meet and adapt to changing customer requirements and emerging technologies. In the future, we may not be successful in enhancing our digital video products or developing, manufacturing and marketing new products which satisfy customer needs or achieve market acceptance. In addition, there may be services, products or technologies developed by others that render our products or technologies uncompetitive, unmarketable or obsolete, or announcements of currently planned or other new product offerings either by us or our competitors that cause customers to defer or fail to purchase our existing solutions.

If we are unable to successfully introduce to our marketplace new products or enhancements to existing products, our financial condition and operating results may be adversely effected by a decrease in purchases of our products.

     Because our business plan is based on technological development in the form of both development of new products and enhancements to our existing products, our future success is dependent on our successful introduction to the marketplace of these products and enhancements. In the future we may experience difficulties that could delay or prevent the successful development, introduction and marketing of these and other new products and enhancements, or find that our new products and enhancements do not adequately meet the requirements of the marketplace or achieve market acceptance. Announcements of currently planned or other new product offerings may cause customers to defer purchasing our existing products. Moreover, despite testing by us, and by current and potential customers, errors or failures may be found in our products, or, if discovered, successfully corrected in a timely manner. These errors or failures could cause delays in product introductions and shipments, or require design modifications that could adversely affect our competitive position. Our inability to develop on a timely basis new products, enhancements to existing products or error corrections, or the failure of these new products or enhancements to achieve market acceptance could have a material adverse effect on our business, financial condition and results of operations.

Because our customer base is highly concentrated among a limited number of large customers, the loss of or reduced demand of these customers could have a material adverse effect on our business, financial condition and results of operations.

     Our customer base is highly concentrated among a limited number of large customers, and, therefore, a limited number of customers account for a significant percentage of our revenues in any year. In 1997, 1998 and 1999, revenues from our five largest customers represented approximately 66%, 55% and 47%, respectively, of our total revenues. In 1997, 1998 and 1999, three, two and two customers, respectively, each accounted for more than 10% of our revenues. We generally do not have written continuing purchase agreements with our customers and do not generally have written agreements that require customers to purchase fixed minimum quantities of our products. Our sales to specific customers tend to vary significantly from year to year depending upon these customers' budgets for capital expenditures and new product introductions. In addition, we derive a substantial portion of our revenues from products that have a selling price in excess of $200,000. We believe that revenue derived from current and future large customers will continue to represent a significant proportion of our total revenues. The loss of, or reduced demand for products or related services from, any of our major customers could have a material adverse effect on our business, financial condition and results of operations.

Because we purchase certain of the components used in manufacturing our product from a sole supplier and we use a limited number of third party manufacturers to manufacture our product, our business, financial condition and results of operation could be materially adversely affected by a failure of this supplier or these manufacturers.

     Certain key components of our products are currently purchased from a sole supplier, including a computer chassis manufactured by Trimm Technologic Inc., a second computer chassis manufactured by JMR Electronics, Inc., a switch chassis by Ego Systems, an MPEG-2 decoder card manufactured by Vela Research, Inc. and an MPEG-2 encoder manufactured by Optibase, Inc. We have in the past experienced quality control problems, where products did not meet specifications or were damaged in shipping, and delays in the receipt of these components. These problems were generally of short duration and did not have a material adverse effect on us. However, we may in the future experience similar types of problems which could be more severe or more prolonged. The inability to obtain sufficient key components as required, or to develop alternative sources if and as required in the future, could result in delays or reductions in product shipments which, in turn, could have a material adverse effect on our business, financial condition and results of operations.

     In addition, we rely on a limited number of third parties who manufacture certain components used in our products. While to date there has been suitable third party manufacturing capacity readily available at acceptable quality levels, in the future there may not be manufacturers that are able to meet our future volume or quality requirements at a price that is favorable to us. Any financial, operational, production or quality assurance difficulties experienced by these third party manufacturers that result in a reduction or interruption in supply to us could have a material adverse effect on our business, financial condition and results of operations.

The success of our business model depends on both the response of the market to the current regulatory structure and the continued deregulation of the telecommunications and television industries.

     The telecommunications and television industries are subject to extensive regulation which may limit the growth of our business, both in the United States and other countries. Although recent legislation has lowered the legal barriers to entry for telecommunications companies into the United States multichannel television market, telecommunications companies may either choose not to enter or be unable to successfully enter this or related markets. Moreover, the growth of our business internationally in the manner and to the extent currently contemplated by our business model is dependent in part on similar deregulation of the telecommunications industry abroad, the timing and magnitude of which is uncertain.

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

If we are unable to protect our intellectual property we may lose valuable assets on which our business is based or incur costly litigation to protect our rights.

     Our success and ability to compete depends upon our intellectual property, including our proprietary technology and confidential information, as the broadband and broadcast systems that we develop, market, license and sell are dependent on this technology and information. We rely on patent, trademark, trade secret and copyright laws to protect our intellectual property. Despite our efforts to protect our intellectual property, a third party could copy or otherwise obtain our proprietary information without authorization. Our means of protecting our proprietary rights may not be adequate and our competitors may independently develop similar technology, or duplicate our products or our other intellectual property. We may have to resort to litigation to enforce our intellectual property rights, to protect our trade secrets or know-how or to determine their scope, validity or enforceability. Enforcing or defending our proprietary technology is expensive, could cause the diversion of our resources, and may not prove successful. Our protective measures may prove inadequate to protect our proprietary rights, and any failure to enforce or protect our rights could cause us to lose a valuable asset.

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

     As part of our business strategy, we may seek to acquire or invest in businesses, products or technologies that we believe could complement or expand our business, augment our market coverage, enhance our technical capabilities or otherwise offer growth opportunities. Acquisitions could create risks for us, including:

        . difficulties in assimilation of acquired personnel, operations, technologies or products which may affect our ability to develop new products and services and compete in our rapidly changing marketplace due to a resulting decrease in the quality of work and innovation of our employees upon which our business is dependent; and

        . adverse effects on our existing business relationships with suppliers and customers, which may be of particular importance to our business because our customer base is highly concentrated among a limited number of large customers and we purchase certain of the components used in manufacturing our product from a sole supplier and we use a limited number of third party manufacturers to manufacture our product.

In addition, if we consummate acquisitions through an exchange of our securities, our existing stockholders could suffer significant dilution. Any future acquisitions, even if successfully completed, may not generate any additional revenue or provide any benefit to our business.

Because our business is susceptible to risks associated with international operations, we may not be able to maintain or increase international sales of our products.

     International sales accounted for approximately 12%, 13% and 23% of our revenues in 1997, 1998 and 1999, respectively. We expect that international sales will account for a significant portion of our business in the future. However, in the future we may be unable to maintain or increase international sales of our products. International sales are subject to a variety of risks, including:

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

          Our officers, directors and their affiliated entities, and other holders of 5% or more of our outstanding capital stock, together beneficially owned approximately 45.17% of the outstanding shares of our common stock as of December 31, 1999. As a result, these persons will strongly influence the composition of our board of directors and the outcome of corporate actions requiring stockholder approval, irrespective of how other of our stockholders may vote. This concentration of ownership may have the effect of delaying or preventing a change in control of us which may be favored by a majority of the remaining stockholders, or cause a change of control not favored by our other stockholders.

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

ITEM 2.  Properties

     SeaChange's corporate headquarters, which is also its principal administrative, selling, marketing, customer service and support and product development facility, is located in Maynard, Massachusetts and consists of approximately 105,000 square feet under a lease which expires on March 31, 2005 with annual base rent of $530,000. SeaChange also leases approximately 29,000 square feet in a facility in Novato, California that is used for the development and manufacture of certain movie products under a lease which expires in June, 2001, with an annual base rent of $393,000. SeaChange purchased approximately 24,000 square feet of office and manufacturing space in Greenville, New Hampshire on February 15, 2000 for $280,000. Also, SeaChange leases two facilities totaling approximately 13,000 square feet in Greenville, New Hampshire that are used for the development and final assembly of its video servers. Acquired in December with the acquisition of Digital Video Arts was approximately 3,442 square feet of office space in Dresher, Pennsylvania, which is primarily used for the development of custom software products for companies specializing in digital video and interactive television. SeaChange also leases small research and development and/or sales and support offices in Atlanta, Georgia, San Francisco, California, Denver, Colorado, Orlando, Florida, St. Louis, Missouri, Reno, Nevada, Valbonne, France, and Singapore.

ITEM 3. Legal Proceedings

     From time to time, SeaChange is involved in litigation relating to claims arising out of its operations in the normal course of business. SeaChange believes that it is not currently involved in any legal proceedings the resolution of which, individually or in the aggregate, would have a material adverse effect on SeaChange's business, financial condition or results of operation.

ITEM 4. Submission of Matters To A Vote Of Securities Holders

     No matters were submitted during the fourth quarter of the fiscal year ended December 31, 1999 to a vote of security holders of SeaChange through the solicitation of proxies or otherwise.

                                    PART II

ITEM 5. Market for Registrant's Common Equity and Related Stockholder Matters

     SeaChange's common stock is traded on the Nasdaq National Market under the symbol "SEAC." The following table sets forth the high and low closing sale prices for the common stock for the periods indicated, as reported on the Nasdaq National Market. All prices reflect SeaChange's 3-for-2 stock split which became effective on December 27, 1999.


                                        High      Low
                                        ----      ---
Year ended December 31, 1999
        First Quarter..............   $ 6.080  $ 4.000
        Second Quarter.............    12.080    5.300
        Third Quarter..............    14.220    8.750
        Fourth Quarter.............    35.380   10.670

Year ended December 31, 1998
        First Quarter..............     5.667    4.417
        Second Quarter.............     8.667    3.959
        Third Quarter..............     7.833    3.833
        Fourth Quarter.............     5.833    3.833

     On March 28, 2000, the last reported sale price of the common stock on the Nasdaq National Market was $73.50. As of March 28, 2000, there were approximately 133 stockholders of record of SeaChange's common stock, as shown in the records of SeaChange's transfer agent. SeaChange believes that the number of beneficial holders of SeaChange's common stock exceeds 2,500. SeaChange has not paid any cash dividends on its capital stock since its inception, and does not expect to pay cash dividends on its common stock in the foreseeable future. SeaChange currently intends to retain all of its future earnings for use in the operation and expansion of the business.

     On December 30, 1999, in connection with the acquisition by SeaChange of all of the issued and outstanding shares of capital stock of Digital Video Arts, Ltd., SeaChange issued an aggregate of 330,000 shares of common stock to the shareholders of Digital Video Arts, Ltd. and to Corum Group Ltd. pursuant to
Section 4(2) of the Securities Act, as SeaChange did not make any public solicitation or advertising in connection with this issuance of shares, there were a limited number of persons who received shares of SeaChange stock, and each of the persons who received shares of stock represented to SeaChange that were sophisticated investors, that they could afford a complete loss of the investment, that the shares were being acquired with an investment intent, and that they understood that the shares received were illiquid in nature. No underwriter was used in connection with this private placement of securities.

ITEM 6. Selected Financial Data

     The following selected consolidated financial data should be read in conjunction with SeaChange's consolidated financial statements and related notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in Item 7. The consolidated statement of operations data for each of the five years ended December 31, 1995, 1996, 1997, 1998 and 1999 and the consolidated balance sheet data at December 31, 1995, 1996, 1997, 1998 and 1999 are detailed below.

                                                                       Year ended December 31,
                                                              --------------------------------------
                                                          1995      1996       1997       1998      1999
                                                          ----      ----       ----       ----      ----
                                                              (in thousands, except per share data)
Consolidated Statement of Operations Data:
   Revenues
        Systems ...................................    $ 21,999   $45,745  $ 60,414   $ 58,033   $ 68,457
        Services ..................................       1,965     4,378     8,268     14,891     16,764
                                                       --------   -------  --------   --------   --------
                                                         23,964    50,123    68,682     72,924     85,221
                                                       --------   -------  --------   --------   --------
Costs of revenues

        Systems ...................................      14,917    27,133    34,740     35,772     38,889
        Services ..................................       2,014     4,538     7,898     13,611     14,962
                                                       --------   -------  --------   --------   --------
                                                         16,931    31,671    42,638     49,383     53,851
                                                       --------   -------  --------   --------   --------
Gross profit ......................................       7,033    18,452    26,044     23,541     31,370
                                                       --------   -------  --------   --------   --------
Operating expenses:
   Research and development .......................       2,367     5,393    11,758     15,763     16,302
   Selling and marketing ..........................       2,016     4,694     6,248      8,566      8,595
   General and administrative .....................       1,024     2,364     3,932      6,132      5,335
   Restructuring of operations ....................          --        --        --        676         --
   Write-off of acquired in-process research and
        development ...............................          --        --     5,290         --         --
   Acquisition costs ..............................          --        --        --         --        684
                                                       --------   -------  --------   --------   --------
                                                          5,407    12,451    27,228     31,137     30,916
                                                       --------   -------  --------   --------   --------
Income (loss) from operations .....................       1,626     6,001    (1,184)    (7,596)       454
Interest income, net ..............................         121       375       663        235         28
                                                       --------   -------  --------   --------   --------
Income (loss) before income taxes .................       1,747     6,376      (521)    (7,361)       482
Provision (benefit) for income taxes ..............         713     2,483     1,776     (2,789)       (15)
                                                       --------   -------  --------   --------   --------
Net income (loss) .................................    $  1,034   $ 3,893  $ (2,297)  $ (4,572)  $    497
                                                       ========   =======  ========   ========   ========
Basic earnings (loss) per share (1) ...............    $    .18   $   .48  $   (.15)  $   (.24)  $    .02
                                                       ========   =======  ========   ========   ========
Diluted earnings (loss) per share (1) .............    $    .06   $   .22  $   (.15)  $   (.24)  $    .02
                                                       ========   =======  ========   ========   ========
Consolidated Balance Sheet Data:
        Working capital ...........................    $  4,483   $26,943  $ 24,949   $ 22,871   $ 23,365
        Total assets ..............................      14,651    46,467    52,512     54,527     62,304
        Long-term liabilities .....................          --        --       --       1,027      1,231
        Deferred revenue ..........................         767     2,192     3,851      3,939      4,380
        Total liabilities .........................       8,646    14,240    17,510     23,207     27,963
        Redeemable convertible preferred stock ....       4,008        --       --         --         --
        Total stockholders' equity ................       1,997    32,227    35,004     31,320     34,341


(1) For an explanation of the determination of the number of shares used in computing net income (loss) per share see Notes to Consolidated Financial Statements.

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     The following discussion and analysis should be read in conjunction with SeaChange's Consolidated Financial Statements and the related Notes included elsewhere in this Annual Report on Form 10-K. The following discussion contains certain trend analysis and other statements of a forward-looking nature relating to future events or the future financial performance of SeaChange. Readers are cautioned that such statements are only predictions and that actual results or events may differ materially. In evaluating such statements, readers should specifically consider the risk factors set forth in this Annual Report on Form 10-K, particularly the matters set forth under the caption "Certain Risks That May

Affect Our Business," in Item 1 "Business", which could cause actual results to differ materially from those indicated by such forward-looking statements.

Overview

     SeaChange develops, manufactures and sells systems, known as video storage servers, that automate the management and distribution of both short-form video streams, such as advertisements, and long-form video streams, such as movies or other feature presentations, each of which requires precise, accurate and continuous execution, to television operators, telecommunications companies and broadcast television companies. Revenues from sales of systems are recognized upon shipment provided title and risk of loss has passed to the customer, there is evidence of an arrangement, fees are fixed or determinable and collection of the related receivable is probable. Installation, project management and training revenue is deferred and recognized as these services are performed. Revenue from technical support and maintenance is deferred and recognized ratably over the period of the related agreements, generally twelve months. Customers are billed for installation, project management, training and maintenance at the time of the product sale. Revenue from content fees, primarily movies, is recognized based on the volume of monthly purchases that are made by hotel guests. Revenue from product development contract services is recognized based on the time and materials incurred to complete the work.

     SeaChange's transactions frequently involve the sales of systems and services under multiple element arrangements. Systems sales always include one year of free technical support and maintenance services. Revenue under multiple element arrangements is allocated to all elements except systems based upon the fair value of those elements. The amounts allocated to training, project management, technical support and maintenance and content fees is based upon the price charged when these elements are sold separately and unaccompanied by the other elements. The amount allocated to installation revenue is based upon hourly rates and the estimated time required to complete the service. The amount allocated to systems is done on a residual method basis. Under this method, the total arrangement value is allocated first to undelivered elements, based on their fair values, with the remainder being allocated to systems revenue. Installation, training and project management services are not essential to the functionality of systems as these services do not alter the equipment's capabilities, are available from other vendors and the systems are standard products.

     SeaChange has experienced fluctuations in the number of orders being placed from quarter to quarter. SeaChange believes this is principally attributable to the buying patterns and budgeting cycles of television operators and broadcast companies, the primary buyers of digital advertising insertion systems and broadcast systems, respectively. SeaChange expects that there will continue to be fluctuations in the number and value of orders received and that at least in the near future, SeaChange's revenue and results of operations will reflect these fluctuations.

     SeaChange's results are significantly influenced by a number of factors, including SeaChange's pricing, the costs of materials used in SeaChange's products and the expansion of SeaChange's operations. SeaChange prices its products and services based upon its costs as well as in consideration of the prices of competitive products and services in the marketplace. The costs of SeaChange's products primarily consist of the costs of components and subassemblies that have generally declined over time. As a result of the growth of SeaChange's business, operating expenses of SeaChange have increased in the areas of research and development, selling and marketing, customer service and support and administration.

     On December 30, 1999, SeaChange acquired all of the outstanding capital stock of Digital Video Arts, Ltd. in exchange for 330,000 shares of SeaChange's common stock using an exchange ratio of 0.033 of one share of SeaChange for each share of Digital Video Arts. The acquisition was accounted for as a pooling of interests. Digital Video Arts is a developer of custom software products specializing in digital video and interactive television. As a result of the acquisition, Digital Video Arts became a wholly-owned subsidiary of SeaChange. The accompanying consolidated financial statements for all the periods presented have been restated to include the results of operations, financial position and cash flows of Digital Video Arts.

     On December 10, 1997, SeaChange exchanged 937,500 shares of its common stock for all of the outstanding capital stock of IPC Interactive Pte. Ltd. which was renamed to SeaChange Asia Pacific Operations Pte. Ltd.. The total consideration including transaction costs was $4,805,000. SC Asia provides interactive television network systems to the hospitality and commercial property markets. The transaction was accounted for under the purchase method and, accordingly, the results of operations of SeaChange include the operating results of SC Asia from the date of acquisition.

Results of Operations

     The following table sets forth for the periods indicated the percentage of total revenues represented by certain items reflected in SeaChange's Consolidated Statement of Operations. Gross profit shown for systems and services revenues at the bottom of the table is stated as a percentage of related revenues.

                                                                             Year ended December 31,
                                                                           --------------------------
                                                                            1997        1998   1999
                                                                           ------     ------  -------
Revenues:
Systems
        Digital advertising insertion..............................        81.5 %      60.5 %    52.3%
        Movies.....................................................         6.5        13.3       7.7
        Broadcast..................................................          --         5.8      19.7
        Interactive Television.....................................          --          --        .6
Services...........................................................        12.0        20.4      19.7
                                                                      ---------    --------  --------
                                                                          100.0       100.0     100.0
                                                                      ---------    --------  --------
Cost of revenues:
Systems
        Digital advertising insertion..............................        47.1        36.4      29.7
        Movies.....................................................         3.5         9.3       4.8
        Broadcast..................................................          --         3.3      10.8
        Interactive Television.....................................          --          --        .4
Services...........................................................        11.5        18.7      17.6
                                                                      ---------    --------  --------
                                                                           62.1        67.7      63.3
                                                                      ---------    --------  --------
Gross profit.......................................................        37.9        32.3      36.7
                                                                      ---------    --------  --------
Operating expenses:
        Research and development...................................        17.1        21.6      19.1
        Selling and marketing......................................         9.1        11.7      10.1
        General and administrative.................................         5.7         8.4       6.3
        Restructuring of operations................................          --          .9        --
        Write-off of acquired in-process research and development..         7.7          --        --
        Acquisition costs..........................................          --          --        .8
                                                                      ---------    --------  --------
                                                                           39.6        42.6      36.3
                                                                      ---------    --------  --------
Income (loss) from operations......................................        (1.7)      (10.3)       .4
Interest income, net...............................................         1.0          .3        --
                                                                      ---------    --------  --------
Income (loss) before income taxes..................................         (.7)      (10.0)       .4
Provision (benefit) for income taxes...............................         2.6        (3.8)
                                                                      ---------    --------  --------
Net income (loss)..................................................        (3.3)%      (6.2)%      .4%
                                                                      =========    ========  ========
Gross profit:
Systems
        Digital advertising insertion..............................        42.2 %      39.8 %    43.2%
        Movies.....................................................        46.3 %      30.0 %    38.4%
        Broadcast..................................................          --        42.7 %    45.3%
        Interactive Television.....................................          --          --      35.2%
Services...........................................................         4.5 %       8.6 %    10.7%

     Year Ended December 31, 1998 Compared to the Year Ended December 31, 1999

Revenues

     Systems. SeaChange's systems revenues consist of sales of its digital video insertion, movie, broadcast and interactive television system products. Systems revenues increased 18% from $58.0 million in 1998 to $68.5 million in 1999. Revenues from the digital advertising insertion segment or SPOT Systems, which accounted for 60.5% and 52.3% of total revenues in 1998 and 1999, respectively, increased slightly from $44.1 million in 1998 to $44.6 million in 1999. The most significant increase in systems revenues in 1999 compared to 1998 resulted primarily from the sale of broadcast systems, a product that was first introduced and sold by SeaChange in the second quarter of 1998. Broadcast segment revenues increased from $4.2 million, or 5.8% of total revenues, in 1998 to $16.8 million, or 19.7% of total revenues, in 1999. In addition, during the third quarter of 1999, SeaChange sold its first interactive television systems which are used by cable operators and telecommunications companies to provide movie and other interactive services directly to the home of the cable subscriber. Revenues from the interactive television segment were $500,000 in 1999. These increases in systems revenues were offset in part by a $3.1 million decrease in systems revenues from the movies segment which was due to the timing of receiving large volume orders. SeaChange expects future systems revenue growth, if any, to come principally from its broadcast and interactive television segments. As revenues from broadcast and interactive television segments increase, the digital advertising insertion segment will become a smaller portion of total system revenues.

     For the years ended December 31, 1998 and 1999, a limited number of customers each accounted for more than 10% of SeaChange's total revenues. Individual customers accounted for 24% and 15% of total revenues in 1998 and 15% and 10% of total revenues in 1999. Revenues from these customers were predominantly in the digital advertising insertion segment. SeaChange believes that revenues from current and future large customers will continue to represent a significant proportion of total revenues.

     International sales accounted for approximately 13% and 23% of total revenues in the years ended December 31, 1998 and 1999, respectively. SeaChange expects that international sales will remain a significant portion of SeaChange's business in the future. As of December 31, 1999, substantially all sales of SeaChange's products were made in United States dollars. SeaChange does not expect to change this practice in the foreseeable future. Therefore, SeaChange has not experienced, nor does it expect to experience in the near term, any material impact from fluctuations in foreign currency exchange rates on its results of operations or liquidity. If this practice changes in the future, SeaChange will reevaluate its foreign currency exchange rate risk.

     Services. SeaChange's services revenues consist of fees for installation, training, product maintenance, technical support services and movie content fees. SeaChange's services revenues increased 13% to $16.8 million in 1999 from $14.9 million in 1998. This increase in services revenues primarily resulted from the renewals of maintenance and support contracts and the impact of a growing installed base of systems.

Gross Profit

     Systems. Costs of systems revenues consist primarily of the cost of purchased components and subassemblies, labor and overhead relating to the final assembly and testing of complete systems and related expenses. Costs of systems revenues increased 9% from $35.8 million in 1998 to $38.9 million in 1999. In 1999, the increase in costs of systems revenues reflects the higher revenue level and increased manufacturing labor and overhead costs incurred to support changes in the product mix, including the introduction of the new broadcast and video on demand products. SeaChange expects costs of systems revenues for products in the broadcast and interactive television segments to be higher as a percentage of revenue when the products are first introduced and to decrease as a percentage of revenues as SeaChange improves manufacturing efficiencies, spreads fixed costs over a larger production volume and achieves lower material costs through improved purchasing efficiencies.

     Systems gross profit as a percentage of systems revenues were 38.4% and 43.2% in 1998 and 1999, respectively. The increase in systems gross profit in 1999 was primarily due to higher systems revenue and lower material and labor costs as a percentage of systems revenue. Gross profit for the digital advertising insertion and the movies segments increased from 39.8% and 30.0% in 1998 to 43.2% and 38.4% in 1999, respectively, primarily as a result of continued reductions in manufacturing material and labor costs as a percentage of segment revenues. Gross profit for the broadcast segment also improved from 42.7% in 1998 to 45.3% in 1999 as a result of higher revenues and lower material and labor manufacturing costs as a percentage of revenues. The gross profits in 1998 and 1999 were impacted by increases of approximately $2.0 million and $500,000, respectively, in SeaChange's inventory valuation allowance. SeaChange evaluates inventory levels and expected usage on a periodic basis and provides a valuation allowance for estimated inactive, obsolete and surplus inventory.

     Services. Costs of services revenues consist primarily of labor, materials and overhead relating to the installation, training, product maintenance and technical support services provided by SeaChange and costs associated with providing movie content. Costs of services revenues increased 10% from $13.6 million in 1998 to $15.0 million in 1999, primarily as a result of the costs associated with SeaChange hiring and training additional service personnel to provide worldwide support for the growing installed base of digital ad insertion, movie, broadcast and video on demand systems and costs associated with providing movie content. Services gross profit margin as a percentage of services revenue was 9.0% in 1998 and 11% in 1999. The higher services gross profit in 1999 is primarily due to higher level of services revenue. SeaChange expects that it will continue to experience fluctuations in gross profit as a percentage of services revenue as a result of the timing of revenues from product and maintenance support and other services to support the growing installed base of systems and the timing of costs associated with SeaChange's ongoing investment required to build a service organization to support the installed base of systems and new products.

     Research and Development. Research and development expenses consist primarily of compensation of development personnel, depreciation of equipment and an allocation of related facilities expenses. Research and development expenses increased 3% from $15.8 million in 1998 to $16.3 million in 1999. The increase in the dollar amount in 1999 was primarily attributable to the hiring and contracting of additional development personnel which reflects SeaChange's continuing investment in new products. All internal software development costs to date have been expensed by SeaChange. SeaChange expects that research and development expenses will continue to increase in dollar amount as SeaChange continues its development and support of new and existing products.

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

     Restructuring of Operations. In March 1998, SeaChange recorded a charge of $676,000 for the restructuring of operations as part of a planned consolidation of the operations of SC Asia. The charge for restructuring included $569,000 related to the termination of 13 employees, a provision of $60,000 related to the planned vacating of premises and $47,000 of compensation expense associated with stock options for certain terminated employees. At March 31, 1998, SeaChange had notified all terminated employees. All restructuring charges were paid as of December 31, 1998.

     Acquisition Costs. On December 30, 1999, SeaChange acquired all of the authorized and outstanding common stock of Digital Video Arts, Ltd. in exchange for 330,000 shares of SeaChange's common stock using an exchange ratio of 0.033 of one share of SeaChange's common stock for each share of Digital Video Arts. The acquisition was accounted for as a pooling of interests. Digital Video Arts is a developer of custom software products specializing in digital video and interactive television. As a result of the acquisition, Digital Video Arts became a wholly-owned subsidiary of SeaChange. Total revenues of $85.2 million for the year ended December 31, 1999 consisted of $84.2 million of SeaChange's revenues and $1.0 million of Digital Video Art's revenues. Net income of $497,000 for the same period consisted of SeaChange's net income of $1.1 million and a Digital Video Arts net loss of $592,000. Included in net income were acquisition costs of $684,000 consisting primarily of professional service fees. Due to the acquisition, Digital Video Art's previously unrecognized tax benefits of operating loss carryforwards were recognized by the combined company in the applicable period.

     Interest Income, net. Interest income, net was approximately $235,000 and $28,000 in 1998 and 1999, respectively. The decrease in interest income, net in 1999 primarily resulted from lower average invested balances in 1999 and interest expense on borrowings.

     Provision (Benefit) for Income Taxes. SeaChange's effective tax benefit rate was 37.9% and 3% in 1998 and 1999, respectively, due to the taxable loss in 1998 and the utilization of operating tax loss carryforwards associated with the acquisition of Digital Video Arts in 1999.

     SeaChange had net deferred tax assets of $1,967,000 and $2,900,000 at December 31, 1998 and 1999, respectively. SeaChange has made the determination it is more likely than not that it will realize the benefits of the net deferred tax assets. As a result of the acquisition of IPC, SeaChange acquired deferred tax assets of $3.4 million, consisting primarily of net operating loss carryforwards. As discussed in Note 7 of the consolidated financial statements, SeaChange maintains a valuation allowance on the acquired net deferred tax assets.

     Year Ended December 31, 1997 Compared to the Year Ended December 31, 1998

Revenues

     Systems. Systems revenues decreased 4% from $60.4 million in 1997 to $58.0 million in 1998. The decreased systems revenues in 1998 compared to 1997 resulted from a decrease of approximately $11.9 million in digital advertising insertion systems revenues, offset by an increase of $5.3 million in movie systems revenues and an increase of $4.2 million in broadcast systems revenues. The decrease in revenues in the digital advertising insertion system segment or SPOT Systems revenues from $56.0 million, or 81.5% of total revenues, in 1997 to $44.1 million, or 60.5% of total revenues, in 1998 is primarily attributable to a decrease in the volume of digital video insertion systems sold due to a shift in spending by U.S. cable operators on these products. U.S. cable operators have shifted their spending patterns to buy expansions to existing systems and to buy smaller scale digital ad insertion systems. The increase in 1998 of movie system revenues from $4.4 million, or 6.5% of total revenues, to $9.7 million, or 13.3% of total revenues, is primarily attributable to an increase in the volume of movie systems sold as a result of the acquisition of SC Asia. The increase in 1998 of approximately $4.2 million, or 5.8% of total revenues, in broadcast segment revenues is attributable to the initial introduction of the product during the quarter ended June 30, 1998. SeaChange expects future systems revenue growth, if any, to come principally from its broadcast and interactive television segments. As revenues from broadcast and interactive television segments increase, the digital advertising insertion segment will become a smaller portion of total system revenues.

     For the years ended December 31, 1997 and 1998, a limited number of SeaChange's customers each accounted for more than 10% of SeaChange's total revenues. Individual customers accounted for 24%, 17% and 10% of total revenues in 1997 and 24% and 15% of total revenues in 1998. International sales accounted for approximately 12% and 13% of total revenues in the years ended December 31, 1997 and 1998, respectively.

     Services. SeaChange's services revenues increased 80% to $14.9 million in 1998 from $8.3 million in 1997. These increases in services revenues primarily resulted from the increase in product sales and renewals of maintenance and support contracts related to the growing installed base of systems and additional service revenues in the form of movie content fees as a result of the acquisition of SC Asia.

Gross Profit

     Systems. Costs of systems revenues increased 3% from $34.7 million in 1997 to $35.8 million in 1998. In 1998, the increase in costs of systems revenues reflects increased manufacturing labor and overhead costs incurred to support changes in the product mix, including the introduction of the broadcast products. SeaChange expects costs of systems revenues for products in the broadcast and interactive television segments to be higher as a percentage of revenue when the products are first introduced and to decrease as a percentage of revenues as SeaChange improves manufacturing efficiencies, spreads fixed costs over a larger production volume and achieves lower material costs through improved purchasing efficiencies.

     Systems gross profit as a percentage of systems revenues was 42.5% and 38.4% in 1997 and 1998, respectively. The decrease in gross profit in the digital advertising insertion segment, from 42.2% in 1997 to 39.8% in 1998, is primarily attributable to revenues including a greater percentage of smaller scale digital ad insertion systems and expansions to existing systems which have higher costs on certain purchased components and the overall higher manufacturing, labor and overhead costs. The decrease in gross profit in the movies segment, from 46.2% in 1997 to 30.0% in 1998, is primarily attributable to high costs on certain purchased components, specifically set-top boxes, and overall high manufacturing, labor and overhead costs. The 42.7% gross profit in the broadcast segment offset the decreases in the gross profit of the movie and digital advertising insertion system products. The gross profits in 1997 and 1998 were impacted by increases of approximately $1.7 million and $2.0 million, respectively, in SeaChange's inventory valuation allowance.

     Services. Costs of services revenues increased 72% from $7.9 million in 1997 to $13.6 million in 1998, primarily as a result of the costs associated with SeaChange hiring and training additional service personnel to provide worldwide support for the growing installed base of digital ad insertion, movie and broadcast systems and costs associated with providing movie content. Services gross profit as a percentage of services revenue was 4.5% and 8.6% in 1997 and 1998, respectively. Improvements in the services gross profit in 1998 reflects the increases in the installed base of systems under service contracts. Also, the services gross profit in 1998 includes gross profit generated from the movie content fees as a result of the acquisition of SC Asia.

     Research and Development. Research and development expenses increased 34% from $11.8 million in 1997 to $15.8 million in 1998. The increase in the dollar amount in 1998 was primarily attributable to the hiring and contracting of additional development personnel which reflects SeaChange's continuing investment in new products and the additional resources acquired with IPC.

     Selling and Marketing. Selling and marketing expenses increased 37% from $6.2 million in 1997 to $8.6 million in 1998. The increases in the dollar amounts were attributable to the hiring of additional selling and marketing personnel, increased international selling efforts and expanded promotional activities to support the movie and broadcast products.

     General and Administrative. General and administrative expenses increased 56% from $3.9 million in 1997 $6.1 million in 1998. The increases in the dollar amounts were primarily attributable to increased staffing and related costs to support SeaChange's expanded operations and the acquisition of SC Asia.

     Write-off of Acquired In-Process Research and Development. In connection with the acquisition of IPC, SeaChange acquired certain technology that can be used with SeaChange's video server technology to provide interactive television network systems to the hospitality and commercial property markets. As discussed in Note 5 to the consolidated financial statements, SeaChange recorded a charge to operations of $5,290,000 for the write-off of in-process research and development, the value of which was determined based upon an independent appraisal. In addition, SeaChange recorded intangible assets of $1,635,000 that included approximately $850,000 of software. Of the acquired technology, the capitalized amount reflects the allocation of the purchase price to the software technology deemed technologically feasible, including the operating system and software for the distribution of movies over the network. Acquired technology, including software to provide certain new interactive features and functions over the network, included in the in-process write-off reflects the purchase price allocated to technology currently under development and not considered technologically feasible at the time of the acquisition and with no alternative future use. SeaChange was continuing the development of the software applications and hardware design of this in-process development as of December 31, 1998. Management has substantially completed this in-process development as of December 31, 1999 and expects to complete some features in 2000.

     Restructuring of Operations. In March 1998, SeaChange recorded a charge of $676,000 for the restructuring of operations as part of a planned consolidation of the operations of SC Asia. The charge for restructuring included $569,000 related to the termination of 13 employees, a provision of $60,000 related to the planned vacating of premises and $47,000 of compensation expense associated with stock options for certain terminated employees. At March 31, 1998, SeaChange had notified all terminated employees. All restructuring charges were paid as of December 31, 1998.

     Interest Income, net. Interest income, net was approximately $663,000 and $235,000 in 1997 and 1998, respectively. The decrease in interest income, net in 1998 primarily resulted from lower average invested balances in 1998.

     Provision (Benefit) for Income Taxes. SeaChange's effective tax rate for 1997 was significantly impacted by the write-off of the acquired in-process research and development which due to the tax-free nature of the transaction to IPC stockholders, is not deductible for tax purposes by SeaChange. Accordingly, in 1997 SeaChange recorded a tax provision of approximately $1.8 million despite a book pre-tax operating loss. SeaChange's effective tax benefit rate was 37.9% in 1998 due to the taxable loss in 1998.

     SeaChange had net deferred tax assets of $1,091,000 and $1,967,000 at December 31, 1997 and 1998, respectively. SeaChange has made the determination it is more likely than not that it will realize the benefits of the net deferred tax assets. As a result of the acquisition of IPC, SeaChange acquired deferred tax assets of $3.4 million, consisting primarily of net operating loss carryforwards. As discussed in Note 7 of the consolidated financial statements, SeaChange maintains a valuation allowance on the acquired net deferred tax assets.

Quarterly Results of Operations

     The following table presents certain unaudited quarterly information for the eight quarters ended December 31, 1999. Gross profit shown for systems and services revenues at the bottom of the table is stated as a percentage of related revenues. This information is derived from unaudited financial statements and has been prepared on the same basis as SeaChange's audited financial statements which appear elsewhere in this Annual Report. In the opinion of SeaChange's management, this data reflects all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the information when read in conjunction with SeaChange's Consolidated Financial Statements and Notes thereto. The results for any quarter are not necessarily indicative of future quarterly results, and SeaChange believes that period-to-period comparisons should not be relied upon as an indication of future performance.

                                                                        Quarter Ended
                                                  ------------------------------------------------------------
                                    March 31,   June 30,   Sept. 30,   Dec. 31,   March 31,   June 30,   Sept. 30,   Dec. 31,
                                    ---------   ---------  ---------   ---------  ---------   ---------  ---------   --------
                                      1998         1998       1998        1998       1999        1999      1999        1999
                                    ---------   ---------  ---------   ---------  ---------   ---------  ---------   --------
                                                                         (in thousands)
Quarterly Financial Data
   (Unaudited):
Revenues
   Systems .....................    $  14,807   $  13,207   $ 14,240    $ 15,779   $ 16,924    $ 17,443   $ 17,507   $ 16,583
   Services ....................        3,531       3,728      3,924       3,708      3,887       4,231      4,202      4,444
                                    ---------   ---------   --------    --------   --------    --------   --------   --------
                                       18,338      16,935     18,164      19,487     20,811      21,674     21,709     21,027
                                    ---------   ---------   --------    --------   --------    --------   --------   --------

Costs of revenues
   Systems......................        8,967       8,223      8,897       9,685      9,873      10,080      9,895      9,041
   Services ....................        3,092       3,206      3,861       3,452      3,444       3,633      3,813      4,072
                                    ---------   ---------  ---------   ---------  ---------   ---------  ---------   --------
                                       12,059      11,429     12,758      13,137     13,317      13,713     13,708     13,113
                                    ---------   ---------  ---------   ---------  ---------   ---------  ---------   --------
Gross profit ...................        6,279       5,506      5,406       6,350      7,494       7,961      8,001      7,914
                                    ---------   ---------  ---------   ---------  ---------   ---------  ---------   --------
Operating expenses
   Research and development.....        4,003       3,900      3,897       3,963      4,120       4,274      3,979      3,929
   Selling and marketing........        1,921       2,158      2,013       2,474      1,996       2,031      2,154      2,414
   General and administrative...        1,637       1,801      1,259       1,435      1,388       1,360      1,332      1,255
   Restructuring of operations..          676          --         --          --         --          --         --         --
   Acquisition costs ...........           --          --         --          --         --          --         --        684
                                    ---------   ---------  ---------   ---------  ---------   ---------  ---------   --------
                                        8,237       7,859      7,169       7,872      7,504       7,665      7,465      8,282
                                    ---------   ---------  ---------   ---------  ---------   ---------  ---------   --------
Income (loss) from operations...       (1,958)     (2,353)    (1,763)     (1,522)       (10)        296        536       (368)
Interest income, net ...........          107          77         26          25         11           8        (13)        22
                                    ---------   ---------  ---------   ---------  ---------   ---------  ---------   --------
Income (loss) before income
   taxes .......................       (1,851)     (2,276)    (1,737)     (1,497)         1         304        523       (346)
Provision (benefit) for income
   taxes .......................         (709)       (769)      (770)       (541)        33         (96)       231       (183)
                                    ---------   ---------  ---------   ---------  ---------   ---------  ---------   --------
Net income (loss) ..............    $  (1,142)  $  (1,507) $    (967)  $    (956) $     (32)  $     400  $     292   $   (163)
                                    ---------   ---------  ---------   ---------  ---------   ---------  ---------   --------
Basic earnings (loss) per share     $    (.06)  $    (.08) $    (.05)  $    (.05) $    0.00   $    0.02  $    0.01   $  (0.01)
Diluted earnings (loss) per
   share .......................    $    (.06)  $    (.08) $    (.05)  $    (.05) $    0.00   $    0.02  $    0.01   $  (0.01)
Gross profit
   Systems .....................         39.4%       37.7%      37.5%       38.6%      41.7%       42.2%      43.5%      45.5%
   Services ....................         12.4%       14.0%       1.6%        6.9%      11.4%       14.1%       9.3%       8.4%

     SeaChange has experienced significant variations in revenues, expenses and operating results from quarter to quarter and such variations are likely to continue. A significant portion of SeaChange's revenues have been generated from a limited number of customers and it is difficult to predict the timing of future orders and shipments to these and other customers. Customers can cancel or reschedule shipments, and development or production difficulties could delay shipments. During the quarterly periods in 1998 and 1999, SeaChange experienced variations in its revenues from quarter to quarter primarily related to the significant growth of its broadcast segment with the introduction of products during the second quarter of 1998. For the quarterly periods, the broadcast segment revenues had no revenues in the first and second quarters of 1998 and increased to a high of $4.9 million in the third quarter of 1999. In addition, the quarterly revenues within the movies segment varied from quarter to quarter due primarily to the timing of receiving large volume orders from a relatively small customer base.

     SeaChange has also experienced significant variations in its quarterly systems gross margins. Changes in pricing policies, the product mix, the timing and significance of new product introductions and product enhancements, and fluctuations in the number of systems so affects manufacturing efficiencies and, accordingly, the gross profits. Quarterly services gross margins have historically fluctuated significantly because installation and training service revenue varies by quarter while the related costs are relatively consistent by quarter. During the quarterly periods in 1998 and 1999, the systems gross margins improved significantly from a low of 37.5% in the third quarter of 1998 to a high of 45.5% in the fourth quarter of 1999 as a result of a reduction in prices of hardware components for digital advertising insertion and broadcast segment products, increased revenues of $12.6 million within the broadcast segment and the decrease of $1.5 million in additional inventory valuation allowances recorded in 1999.

     Operating expenses also vary with the number, timing and significance of new product and product enhancement introductions by SeaChange and its competitors, increased competition, the gain or loss of significant customers, the hiring of new personnel and general economic conditions. During the quarterly periods in 1998 and 1999, SeaChange experienced certain fluctuations in its operating expenses. Specifically, restructuring costs related to the acquisition of SC Asia caused operating expenses to be significantly higher in the first quarter of 1998 and acquisition costs related to the purchase of Digital Video Arts in the fourth quarter of 1999 resulted in increased operating expenses. During the second quarter of 1998, SeaChange centralized its accounting and administrative operations which reduced general and administrative expenses during the subsequent quarterly periods. In addition, SeaChange's selling and marketing costs fluctuate from quarter to quarter as a result of large tradeshows that take place in the second and third quarter of the year and significant promotional costs that are incurred for new product introductions. All of the above factors are difficult for SeaChange to forecast, and these or other factors may materially adversely effect SeaChange's business, financial condition and results of operations for one quarter or a series of quarters. Only a small portion of SeaChange's expenses vary with revenues in the short-term and there would likely be a material adverse effect on the operating results of SeaChange if future revenues are lower than expectations.

     Based upon all of the foregoing, SeaChange believes that quarterly revenues and operating results are likely to vary significantly in the future and that period-to-period comparisons of its results of operations are not necessarily meaningful and, therefore, should not be relied upon as indications of future performance.

Liquidity and Capital Resources

     SeaChange has financed its operations and capital expenditures primarily with the proceeds of SeaChange's common stock, borrowings and cash flows generated from operations. Cash, cash equivalents and marketable securities increased $5.9 million from $5.4 million at December 31, 1998 to $11.3 million at December 31, 1999. Working capital increased from approximately $22.9 million at December 31, 1998 to approximately $23.4 million at December 31, 1999.

     Net cash used in operating activities was approximately $9.0 million and $7.5 million for the years ended December 31, 1997 and 1998, respectively. Net cash provided by operating activities was approximately $8.6 million for the year ended December 31,1999. The net cash provided by operating activities during 1999 was the result of the net income adjusted for non-cash expenses including depreciation and amortization, deferred income taxes, inventory valuation allowance and the changes in certain assets and liabilities. The significant net changes in assets and liabilities that provided cash in operations include an increase in accounts payable and a decrease in income taxes receivable, primarily resulting from a $1.8 million federal income tax refund. These items that provided cash from operations was offset by an increase in inventories, principally attributable to the increase in the number of product lines. SeaChange expects that the broadcast and the interactive television segments will continue to require a significant amount of cash to fund future product development, manufacture and deploy customer test and demonstration equipment and to meet the higher revenue levels in both product segments.

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

     Net cash provided by financing activities was approximately $4.1 million and $364,000 for the years ended December 31, 1998 and 1999, respectively. Net cash used in financing activities was approximately $454,000 in the year ended December 31, 1997. In 1999, the cash provided by financing included $1.1 million of borrowings under the equipment line of credit and $2.0 million received in connection with the issuance of common stock pursuant to both the exercise of stock options and purchases under the employee stock purchase plan. During the same period, cash used by financing activities included the repayment of $2.2 million outstanding under the revolving line of credit and the equipment line of credit and $500,000 in principal payments under SeaChange's capital lease obligations.

     SeaChange has a $6.0 million revolving line of credit and a $3.0 million equipment line of credit with a bank. The revolving line of credit expired in October 1999 and was subsequently extended until March 31, 2000. The equipment line of credit expired in June 1999 and was subsequently extended until March 31, 2000. SeaChange is in the process of renewing both lines of credit. Borrowings under the lines of credit are secured by substantially all of SeaChange's assets. Loans made under the revolving line of credit would generally bear interest at a rate per annum equal to the bank's base rate plus
 .5%. Loans made under the equipment line of credit bear interest at a rate per annum equal to the bank's base rate plus 1.0% (9.5% at December 31, 1999). The loan agreement relating to the lines of credit requires that SeaChange provide the bank with certain periodic financial reports and comply with certain financial ratios including the maintenance of total liabilities, excluding deferred revenue, to net worth of at least .80 to 1.0. At December 31, 1999 SeaChange was in compliance with all covenants. As of December 31, 1999, there were no borrowings against the line of credit. As of December 31, 1999, borrowings against the equipment line of credit were $2,332,000. Maturities of the equipment line of credit are $859,000, $614,000 and $215,000 in 2000, 2001 and 2002, respectively.

     SeaChange believes that existing funds together with available borrowings under the line of credit and equipment line facility are adequate to satisfy its working capital and capital expenditure requirements for the foreseeable future.

     SeaChange had no material capital expenditure commitments as of December 31, 1999.

Impact of Year 2000.

     In prior years, SeaChange discussed the nature and progress of its plans to become Year 2000 ready. In late 1999, SeaChange completed its remediation and testing of systems. As a result of those planning and implementation efforts, SeaChange experienced no significant disruptions in mission critical information technology and non-information technology systems and believes those systems successfully responded to the Year 2000 date change. SeaChange is not aware of any material problems resulting from Year 2000 issues, either with its products, its internal systems, or the products and services of third parties. SeaChange will continue to monitor its mission critical computer applications and those of its suppliers and vendors throughout the year 2000 to ensure that any latent Year 2000 matters that may arise are addressed promptly.

Effects of Inflation

     Management believes that financial results have not been significantly impacted by inflation and price changes.

Recent Accounting Pronouncements.

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133,"Accounting for Derivatives and Hedging Activities," which establishes accounting and reporting standards for derivative instruments, including derivative instruments embedded in other contracts, collectively referred to as derivatives, and for hedging activities. SeaChange will adopt SFAS No. 133 as required by SFAS No. 137, "Deferral of the effective date of the FASB Statement No. 133," in fiscal year 2001. To date SeaChange has not utilized derivative instruments or hedging activities and, therefore, the adoption of SFAS 133 is not expected to have a material impact on SeaChange's financial position or results of operations.

     In December 1999, the SEC issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." SAB 101 summarizes the SEC's view in applying generally accepted accounting principles to selected revenue recognition issues. The application of the guidance in SAB 101 will be required in SeaChange's second quarter of the fiscal year 2000. The effects of applying this guidance, if any, will be reported as a cumulative effect adjustment resulting from a change in accounting principle. SeaChange's evaluation of SAB 101 is not yet complete.

ITEM 7A.   Quantitative and Qualitative Disclosures About Market Risk

     SeaChange faces exposure to financial market risks, including adverse movements in foreign currency exchange rates and changes in interest rates. These exposures may change over time as business practices evolve and could have a material adverse impact on SeaChange's financial results. SeaChange's primary exposure has been related to local currency revenue and operating expenses in Europe and Asia. Historically, SeaChange has not hedged specific currency exposures as gains and losses on foreign currency transactions have not been material to date. At December 31, 1999, SeaChange had $1,704,000 outstanding related to variable rate U.S. dollar denominated short-term debt. The carrying value of these short-term borrowings approximates fair value due to the short maturities of these instruments. Assuming a hypothetical 10% adverse change in the interest rate, interest expense on these short-term borrowings would increase by $16,000.

     The carrying amounts reflected in the consolidated balance sheet of cash and cash equivalents, trade receivables, and trade payables approximates fair value at December 31, 1999 due to the short maturities of these instruments.

     SeaChange maintains investment portfolio holdings of various issuers, types, and maturities. SeaChange's cash and marketable securities include cash equivalents, which SeaChange considers securities to be purchased with original maturities of three months or less given the short maturities and investment grade quality of the portfolio holdings at December 31, 1999, a sharp rise in interest rates should not have a material adverse impact on the fair value of SeaChange's investment portfolio. As a result, SeaChange does not currently hedge these interest rate exposures.

ITEM 8.   Financial Statements and Supplementary Data

     SeaChange's Financial Statements and Schedules, together with the auditors' reports thereon, appear at pages F-1 through F-21, and S-1 through S-2, respectively, of this Form 10-K.

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

ITEM 14.  Exhibits and Financial Statement Schedules

                                    PART IV

(a)(1) INDEX TO THE CONSOLIDATED FINANCIAL STATEMENTS

     The following Consolidated Financial Statements of the Registrant are filed as part of this report:

                                                                                                                Page
                                                                                                                ----
Report of Independent Accountants........................................................................       F-1
Consolidated Balance Sheet as of December 31, 1998 and 1999..............................................       F-2
Consolidated Statement of Operations for the years ended December 31, 1997, 1998 and 1999................       F-3
Consolidated Statement of Stockholders' Equity for the years ended December 31, 1997, 1998 and 1999......       F-4
Consolidated Statement of Cash Flows for the years ended December 31, 1997, 1998 and 1999................       F-5
Notes to Consolidated Financial Statements...............................................................       F-6

(a)(2) INDEX TO FINANCIAL STATEMENT SCHEDULES

     The following Financial Statement Schedule of the Registrant is filed as part of this report:

                                                                                       Page
                                                                                       ----
Schedule I-- Report of Independent Accountants on Financial Statement Schedule.......  S-1
Schedule II-- Valuation and Qualifying Accounts and Reserves.........................  S-2

     Schedules not listed above have been omitted because the information requested to be set forth therein is not applicable or is shown in the accompanying Consolidated Financial Statements or notes thereto.

(a)(3) INDEX TO EXHIBITS

     See attached Exhibit Index of this Annual Report on Form 10-K.


(c)      EXHIBITS

     SeaChange hereby files as part of this Form 10-K the Exhibits listed in
Item 14 (a) (3) above. Exhibits which are incorporated herein by reference can be inspected and copied at the public reference facilities maintained by the Securities and Exchange Commission (the "Commission"), 450 Fifth Street, N.W., Washington, D.C. 20549 and at the Commission's regional offices located at Seven World Trade Center, 13th Floor, New York, New York 10048, and at the Citicorp Center, 500 West Madison Street, Suite 1400, Chicago, Illinois 60661. Copies of such material can also be obtained from the Public Reference Section of the Commission, 450 Fifth Street, N.W., Washington, D.C. 20549, at prescribed rates. In addition SeaChange is required to file electronic versions of certain of these documents with the Commission through the Commission's Electronic Data Gathering, Analysis and Retrieval (EDGAR) system. The Commission maintains a World Wide Web site at http://www.sec.gov that contains the report, proxy and information statements and other information regarding registrants that file electronically with the Commission. The common stock of SeaChange is traded on the Nasdaq National Market. Reports and other information concerning SeaChange may be inspected at the National Association of Securities Dealers, Inc. 1801 K Street, N.W., Washington, D.C. 20006.

(d)      FINANCIAL STATEMENT SCHEDULES

     SeaChange hereby files as part of this Form 10-K the consolidated financial statements schedules listed in Item 14 (a) (2) above, which are attached hereto.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, SeaChange International, Inc. has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: February 28, 2001

                                           SEACHANGE INTERNATIONAL, INC.


                                           By:*
                                             --------------------------
                                             William C. Styslinger, III
                                             President, Chief Executive Officer,
                                             Chairman of the Board and Director.


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

Signature                                    Title                                             Date

*                                            President, Chief Executive Officer, Director      February 28, 2001
--------------------------------             and Chairman (Principal Executive Officer)
William C. Styslinger, III


/S/ WILLIAM L. FIEDLER                       Chief Financial Officer, Secretary, Treasurer     February 28, 2001
--------------------------------             and Vice President, Finance and Administration
William L. Fiedler                           (Principal Financial and Accounting Officer)


*                                            Director                                          February 28, 2001
--------------------------------
Martin R. Hoffmann

*                                            Director                                          February 28, 2001
--------------------------------
Carmine Vona

* by William L. Fiedler, attorney-in-fact

                                 EXHIBIT INDEX

  Exhibit No. Description
  -----------------------
  3.1 Amended and Restated Certification of Incorporation (incorporated by reference to the Registrant's Annual Report on Form 10-K filed March 28, 1997).
  3.2 Amended and Restated By-laws of SeaChange (incorporated by reference to the Registrant's Annual Report on Form 10-K filed March 28,
            1997).
  4.1       Form of Stock Restriction Agreement (incorporated by reference to
            Exhibit 4.3 to the Registrant's Registration Statement on Form S-1, Registration No. 333-12233).
  4.2 Form of Stock Restriction Agreement Amendment (incorporated by reference to Exhibit 4.4 to the Registrant's Registration Statement on Form S-1, Registration No. 333-12233).
 10.1 Amended and Restated 1995 Stock Option Plan (incorporated by reference to Exhibit 10.1 to the Registrant's Registration Statement on Form S-1, Registration No. 333-12233).
 10.2 1996 Non-Employee Director Stock Option Plan (incorporated by reference to Exhibit 10.2 to the Registrant's Registration Statement on From S-1, Registration No. 333-12233).
 10.3 Lease Agreement dateWilliam L. Fiedlerd May 28, 1998 between Robert Quirk, Trustee of Maynard Industrial Properties Associates Trust and SeaChange. (incorporated by reference to SeaChange's Annual Report on Form 10-K filed March 24, 1999)
 10.4 Sublease agreement dated June 20, 1996 between Harding Lawson Associates, Inc. and the Company. (incorporated by reference to SeaChange's Annual Report on Form 10-K filed March 24, 1999)
 10.5 Loan and Security Agreement dated November 10, 1990 between Silicon Valley Bank and the Company. (incorporated by reference to SeaChange's Annual Report on Form 10-K filed March 24, 1999)
 10.7 License Agreement dated May 30, 1996 between Summit Software Systems, Inc. and SeaChange (incorporated by reference to Exhibit
            10.7 to the Registrant's Registration Statement on From S-1, Registration No. 333-12233).
 10.8 Stock Purchase Agreement, dated December 10, 1997, by and among SeaChange, IPC Interactive Pte. Ltd. and the shareholders of IPC Interactive Pte. Ltd. (incorporated by reference to Exhibit 2.1 to SeaChange's Current Report on Form 8-K filed December 24, 1997).
 10.9 Stock Purchase Agreement, dated as of December 30, 1999, by and among SeaChange, Digital Video Arts, Ltd., the stockholders of Digital Video Arts, Ltd. and Corum Group Ltd. (incorporated by reference to Exhibit 2.1 to SeaChange's Current Report on Form 8-K filed January 14, 2000).
 10.10 Registration Rights Agreement, dated as of December 30, 1999, by and among SeaChange, Digital Video Arts, Ltd., the stockholders of Digital Video Arts, Ltd. and Corum Group Ltd. (incorporated by reference to Exhibit 2.2 to SeaChange's Current Report on Form 8-K filed January 14, 2000).
 10.11 Escrow Agreement, dated as of December 30, 1999, by and among SeaChange, Digital Video Arts, Ltd., the stockholders of Digital Video Arts, Ltd. and State Street Bank and Trust Compan as escrow agent (incorporated by reference to Exhibit 2.3 to SeaChange's Current Report on Form 8-K filed January 14, 2000).
 10.12 First Loan Modification Agreement, dated as of March 27, 2000, by and between SeaChange and Silicon Valley Bank. (incorporated by reference to Exhibit 10.12 to SeaChange's Annual Report on 10-K/A filed on April 14, 2000).
 10.13 Revolving Line of Credit Amendment, dated as of March 1, 2000, by and between SeaChange and Silicon Valley Bank (incorporated by reference to Exhibit 10.13 to SeaChange's Annual Report on 10-K/A filed on April 14, 2000).
 21.1       List of Significant Subsidiaries (incorporated by reference to
            Exhibit 21.1 to SeaChange's Annual Report on 10-K/A filed on April 14, 2000).
 23.1       Consent of PricewaterhouseCoopers LLP.

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

/s/   PricewaterhouseCoopers LLP
Boston, Massachusetts
January 31, 2000

                         SEACHANGE INTERNATIONAL, INC.
                          CONSOLIDATED BALANCE SHEET

                       (in thousands, except share data)

                                                                                                December 31,
                                                                                            ----------------------
                                                                                             1998           1999
                                                                                            -------        -------
Assets
Current assets
   Cash and cash equivalents..............................................................  $ 5,442        $11,318
   Accounts receivable, net of allowance for doubtful accounts of $870 at December 31,
       1998 and $908 at December 31, 1999.................................................   17,663         17,840
   Inventories............................................................................   16,157         17,128
   Income taxes receivable................................................................    2,117             60
   Prepaid  expenses......................................................................    1,705          1,508
   Deferred income taxes..................................................................    1,967          2,243
                                                                                            -------        -------
       Total current assets...............................................................   45,051         50,097
Property and equipment, net...............................................................    8,050         10,538
Other assets..............................................................................      229            884
Goodwill and intangibles, net.............................................................    1,197            785
                                                                                            -------        -------
                                                                                            $54,527        $62,304
                                                                                            =======        =======
Liabilities and Stockholders' Equity
Current liabilities
   Line of credit.........................................................................  $ 2,000        $    --
   Current portion of equipment line of credit and obligations under capital lease........      555          1,048
   Accounts payable.......................................................................   10,103         15,038
   Accrued expenses.......................................................................    3,404          3,499
   Customer deposits......................................................................    1,704          2,092
   Deferred revenue.......................................................................    3,939          4,380
   Income taxes payable...................................................................      475            675
                                                                                            -------        -------
        Total current liabilities.........................................................   22,180         26,732
                                                                                            -------        -------
Long-term equipment line of credit and obligations under capital lease....................    1,027          1,231
                                                                                            -------        -------

Commitments (Note 11)

Stockholders' Equity
Common stock, $.01 par value; 50,000,000 shares authorized; 20,918,260 shares and
   21,285,855 shares issued at December 31, 1998 and 1999, respectively...................      209            213
Additional paid-in capital................................................................   33,107         35,634
Accumulated deficit.......................................................................   (1,937)        (1,440)
Treasury stock, 60,750 shares.............................................................       --             (1)
Accumulated other comprehensive income....................................................      (59)           (65)
                                                                                            -------        -------
        Total stockholders' equity........................................................   31,320         34,341
                                                                                            -------        -------
                                                                                            $54,527        $62,304
                                                                                            =======        =======

             The accompanying notes are an integral part of these
                      consolidated financial statements.

                         SEACHANGE INTERNATIONAL, INC.
                     CONSOLIDATED STATEMENT OF OPERATIONS

                       (in thousands, except share data)

                                                                              Year ended December 31,
                                                                    ---------------------------------------
                                                                        1997          1998          1999
                                                                    -----------    ----------   -----------
Revenues
   Systems.......................................................   $    60,414    $   58,033   $    68,457
   Services......................................................         8,268        14,891        16,764
                                                                    -----------    ----------   -----------
                                                                         68,682        72,924        85,221
                                                                    -----------    ----------   -----------
Costs of revenues
   Systems.......................................................        34,740        35,772        38,889
   Services......................................................         7,898        13,611        14,962
                                                                    -----------    ----------   -----------
                                                                         42,638        49,383        53,851
                                                                    -----------    ----------   -----------
   Gross profit..................................................        26,044        23,541        31,370
                                                                    -----------    ----------   -----------
Operating expenses
   Research and development......................................        11,758        15,763        16,302
   Selling and marketing.........................................         6,248         8,566         8,595
   General and administrative....................................         3,932         6,132         5,335
   Restructuring of operations...................................            --           676            --
   Write-off of acquired in-process research and development.....         5,290            --            --
   Acquisition costs.............................................            --            --           684
                                                                    -----------    ----------   -----------
                                                                         27,228        31,137        30,916
                                                                    -----------    ----------   -----------
   Income (loss) from operations.................................        (1,184)       (7,596)          454
Interest income, net.............................................           663           235            28
                                                                    -----------    ----------   -----------
   Income (loss) before income taxes.............................          (521)       (7,361)          482
Provision (benefit) for income taxes.............................         1,776        (2,789)          (15)
                                                                    -----------    ----------   -----------
   Net income (loss).............................................   $  $ (2,297)   $   (4,572)  $       497
                                                                    ===========    ==========   ===========
Basic and diluted earnings (loss) per share......................   $      (.15)   $     (.24)  $       .02
                                                                    ===========    ==========   ===========
Shares used in calculating:
   Basic earnings (loss) per share...............................    15,716,000    18,982,000    20,883,000
                                                                    ===========    ==========   ===========
                                                                              -             -             -
   Diluted earnings (loss) per share.............................    15,716,000    18,982,000    21,774,000
                                                                    ===========    ==========   ===========

              The accompanying notes are an integral part of these
                      consolidated financial statements.

                         SEACHANGE INTERNATIONAL, INC.
                CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                       (in thousands, except share data)

                                                                      Retained
                                                                      --------
                                                          Additional  earnings    Cumulative                Total
                                                          ----------  --------    ----------                -----
                                                            paid-in  (accumulate  translation  Treasury stockholders' Comprehensive
                                                            -------  -----------  -----------  -------- ------------- -------------
                                         Common Stock       capital    deficit)    adjustment    stock     equity     income (loss)
                                      ------------------    -------    --------    ----------    -----     ------     -------------
                                       Number of     Par
                                       ---------     ---
                                        shares      value
                                        ------      -----
Balance at December 31, 1996,
   (prior to split and
acquisition).......................   12,859,234    $  129  $ 26,167    $ 5,534      $ --       $  --      $  31,830    $ 4,262
Issuance of common stock in
   connection with 3:2 stock
   split...........................    6,429,616        64       (64)        --        --          --             --
Issuance of common stock in
   connection with acquisition of
   Digital Video Arts, Ltd.........      312,922         3       998       (602)       --          --            399
                                      ----------    ------  --------    -------     -----       -----      ---------
Balance at December 31, 1996.......   19,601,772       196    27,101      4,932        --          --         32,229    $ 4,262
Purchase of treasury stock.........      (13,500)       --        --         --        --          --             --
Compensation expense associated
   with stock issuance.............           --        --        45         --        --          --             45
Issuance of common stock pursuant
   to exercise of stock options....      133,499         1       203         --        --          --            204
Issuance of common stock in
   connection with employee stock
   purchase plan...................       44,042         1       478         --        --          --            479
Issuance of common stock in
   connection with acquisition of
   IPC Interactive, Pte. Ltd.......      937,500         9     4,321         --        --          --          4,330
Translation adjustment.............           --        --        --         --        14          --             14         14
Net loss...........................           --        --        --     (2,297)       --          --         (2,297)    (2,297)
                                      ----------    ------  --------    -------     -----       -----      ---------    -------
Comprehensive loss.................                                                                                     $(2,283)
Balance at December 31, 1997.......   20,703,313       207    32,148      2,635        14          --         35,004
Issuance of common stock pursuant
   to exercise of stock options....      135,790         1       507         --        --          --            508
Issuance of common stock in
   connection with employee stock
   purchase plan...................       79,157         1       405         --        --          --            406
Compensation expense associated
   with stock issuance.............           --        --        47         --        --          --             47
Translation adjustment.............           --        --        --         --       (73)         --            (73)       (73)
Net loss...........................           --        --        --     (4,572)       --          --         (4,572)    (4,572)
                                      ----------    ------  --------    -------     -----       -----      ---------    -------
Comprehensive loss.................                                                                                     $(4,645)
Balance at December 31, 1998.......   20,918,260       209    33,107     (1,937)      (59)         --         31,320
Issuance of common stock pursuant
   to exercise of stock options....      310,753         3     1,195         --        --          --          1,198
Issuance of common stock in
   connection with employee stock
   purchase plan...................       87,014         1       422         --        --          --            423
Issuance of common stock in
   connection with Digital Video
   Arts, Ltd. acquisition..........       17,078        --       528         --        --          --            528
Purchase of treasury stock.........      (47,250)       --        --         --        --          (1)            (1)
Tax benefit from stock options.....           --        --       382         --        --          --            382
Translation adjustment.............           --        --        --         --        (6)         --             (6)        (6)
Net income.........................           --        --        --        497        --          --            497        497
                                      ----------    ------  --------    -------     -----       -----      ---------    -------
Comprehensive income...............                                                                                     $   491
Balance at December 31, 1999.......   21,285,855    $  213  $ 35,634    $(1,440)    $ (65)      $  (1)     $  34,341
                                      ==========    ======  ========    =======     =====       =====      =========

                The accompanying notes are an integral part of
                   these consolidated financial statements.

                         SEACHANGE INTERNATIONAL, INC.
                     CONSOLIDATED STATEMENT OF CASH FLOWS

        Increase (Decrease) in Cash and Cash Equivalents (in thousands)

                                                                                              Year ended December 31,
                                                                                           -----------------------------
                                                                                             1997      1998       1999
                                                                                           -------   ---------   -------
Cash flows from operating activities
  Net income (loss).....................................................................   $ (2,297) $ (4,572)   $   497
  Adjustments to reconcile net income (loss) to net cash provided by (used in)
      operating activities:
    Depreciation and amortization.......................................................      2,816     4,813      4,218
    Inventory valuation allowance.......................................................      1,730     2,016        458
    Compensation expense associated with stock and stock options........................         45        47         --
    Write-off of acquired in-process research and development...........................      5,290        --         --
    Acquisition costs...................................................................         --        --        684
    Deferred income taxes...............................................................       (516)     (876)      (933)
    Changes in assets and liabilities, net of the effect of the acquisition of IPC
      Interactive Pte. Ltd. in 1997:
          Accounts receivable...........................................................     (4,410)   (6,525)      (177)
          Inventories...................................................................     (7,049)   (4,368)    (4,257)
          Income taxes receivable.......................................................     (1,131)     (986)     2,057
          Prepaid expenses and other assets.............................................       (331)     (624)       192
          Accounts payable..............................................................     (1,179)    1,255      4,935
          Accrued expenses..............................................................        (87)      656        (61)
          Customer deposits.............................................................     (3,260)     (345)       388
          Deferred revenue..............................................................      1,273     1,644        441
          Income taxes payable..........................................................         85       390        200
                                                                                           --------  --------    -------
            Net cash provided by (used in) operating activities.........................     (9,021)   (7,475)     8,642
                                                                                           --------  --------    -------
Cash flows from investing activities
  Purchases of property and equipment...................................................     (2,187)   (3,816)    (3,130)
  Proceeds from sale and maturity of marketable securities..............................      8,966    10,212         --
  Purchases of marketable securities....................................................    (18,276)     (902)        --
  Cash acquired related to the acquisition of IPC Interactive Pte. Ltd., net of
      transaction costs.................................................................        665        --         --
                                                                                           --------  --------    -------
            Net cash provided by (used in) investing activities.........................    (10,832)    5,494     (3,130)
                                                                                           --------  --------    -------
Cash flows from financing activities
  Proceeds from borrowings under equipment line of credit...............................         --     1,226      1,106
  Proceeds from borrowings under line of credit.........................................         --     2,000         --
  Repayments under line of credit and equipment line of credit..........................     (1,137)       --     (2,245)
  Repayment of obligation under capital lease...........................................         --       (18)      (500)
  Proceeds from issuance of common stock................................................        683       914      2,003
                                                                                           --------  --------    -------
            Net cash provided by (used in) financing activities.........................       (454)    4,122        364
                                                                                           --------  --------    -------
  Net increase (decrease) in cash and cash equivalents..................................    (20,307)    2,141      5,876
  Cash and cash equivalents, beginning of year..........................................     23,608     3,301      5,442
                                                                                           --------  --------    -------
  Cash and cash equivalents, end of year................................................   $  3,301  $  5,442    $11,318
                                                                                           ========  ========    =======
Supplemental disclosure of cash flow information:
  Income taxes paid.....................................................................   $  1,691  $    132    $    81
  Interest paid.........................................................................   $     --  $     35    $   210
Supplemental disclosure of noncash activity:
  Transfer of items originally classified as inventories to fixed assets................   $  1,829  $    584    $   227
  Transfer of items originally classified as fixed assets to inventories................   $     --  $    668    $ 3,055
    Equipment acquired under capital lease..............................................   $     --  $    374    $   336
  Acquisition of all of the outstanding shares of IPC Interactive Pte. Ltd. (Note 5):...
    Fair value of assets acquired (including intangible assets and in-process research
      and development)..................................................................   $ 12,396  $     --    $    --
    Fair value of common shares issued..................................................   $ (4,330)       --         --
    Transaction costs...................................................................       (475)       --         --
                                                                                           --------  --------    -------
    Liabilities assumed.................................................................   $  7,591  $     --    $    --
                                                                                           ========  ========    =======

                The accompanying notes are an integral part of
                   these consolidated financial statements.

                          SEACHANGE INTERNATIONAL, INC
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.      Nature of Business

     SeaChange develops computer systems to digitally manage, store and distribute video. Through December 31, 1999, substantially all of SeaChange's revenues were derived from the sale of digital video insertion, movie and broadcast systems and related services and content to cable television operators, broadcast and telecommunications companies in the United States and internationally.

2.      Summary of Significant Accounting Policies

     Significant accounting policies followed in the preparation of the accompanying consolidated financial statements are as follows:

Principles of Consolidation

     The consolidated financial statements include the accounts of SeaChange and its subsidiaries. All significant intercompany accounts and transactions have been eliminated.

Revenue Recognition

     Revenues from sales of systems are recognized upon shipment provided title and risk of loss has passed to the customer, there is evidence of an arrangement, fees are fixed or determinable and collection of the related receivable is probable. Installation, project management and training revenue is deferred and recognized as these services are performed. Revenue from technical support and maintenance is deferred and recognized ratably over the period of the related agreements, generally twelve months. Customers are billed for installation, project management, training and maintenance at the time of the product sale. Revenue from content fees, primarily movies, is recognized based on the volume of monthly purchases that are made by hotel guests. Revenue from product development contract services is recognized based on the time and materials incurred to complete the work.

     SeaChange's transactions frequently involve the sales of systems and services under multiple element arrangements. Systems sales always include one year of free technical support and maintenance services. Revenue under multiple element arrangements is allocated to all elements except systems based upon the fair value of those elements. The amounts allocated to training, project management, technical support and maintenance and content fees is based upon the price charged when these elements are sold separately and unaccompanied by the other elements. The amount allocated to installation revenue is based upon hourly rates and the estimated time required to complete the service. The amount allocated to systems is done on a residual method basis. Under this method, the total arrangement value is allocated first to undelivered elements, based on their fair values, with the remainder being allocated to systems revenue. Installation, training and project management services are not essential to the functionality of systems as these services do not alter the equipment's capabilities, are available from other vendors and the systems are standard products.

Concentration of Credit Risk

     Financial instruments which potentially expose SeaChange to concentrations of credit risk include trade accounts receivable. To minimize this risk, SeaChange evaluates customers' financial condition, requires advance payments from certain of its customers and maintains reserves for potential credit losses. At December 31, 1998 and 1999, SeaChange had an allowance for doubtful accounts of $870,000 and $908,000, respectively, to provide for potential credit losses and such losses to date have not exceeded management's expectations.

     In 1997, 1998 and 1999, revenues from SeaChange's five largest customers represented approximately 66%, 55% and 47%, respectively, of SeaChange's total revenues. In 1997, 1998 and 1999 three, two and two customers, respectively, each accounted for more than 10% of SeaChange's revenues. The same two customers accounted for more than 10% of SeaChange's revenues in 1997, 1998 and 1999.

                         SEACHANGE INTERNATIONAL, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

Cash, Cash Equivalents and Marketable Securities

     SeaChange considers all highly liquid investments purchased with an original maturity of three months or less at the date of purchase to be cash equivalents. SeaChange invests its excess cash in money market funds, municipal securities and corporate debt securities that are subject to minimal credit and market risk. Marketable securities are classified as available-for-sale and are carried at market value, and any unrealized gains or losses are recorded as a part of stockholders' equity. Gross unrealized gains and losses on securities for the years ended December 31, 1997, 1998 and 1999, the cost of which is based upon the specific identification method, were not significant.

Property and Equipment

     Property and equipment consist of office and computer equipment, leasehold improvements, demonstration equipment, deployed assets and spare components and assemblies used to service SeaChange's installed base. Demonstration equipment consists of systems manufactured by SeaChange for use in marketing and selling activities. Property and equipment are recorded at cost and depreciated using the straight-line method over their estimated useful lives. Leasehold improvements are amortized over the shorter of their estimated useful lives or the term of the respective leases by use of the straight-line method. Deployed assets are the movie systems owned and manufactured by us that are installed in a hotel environment. Deployed assets are depreciated over the life of the related service agreements ranging from 3 to 7 years. Maintenance and repair costs are expensed as incurred. Significant improvements are capitalized and depreciated. Upon retirement or sale, the cost of the assets disposed of, and the related accumulated depreciation, are removed from the accounts, and any resulting gain or loss is included in the determination of net income.

Inventories

     Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method. Inventories consist primarily of components and subassemblies and finished products held for sale. Rapid technological change and new product introductions and enhancements could result in excess or obsolete inventory. To minimize this risk, SeaChange evaluates inventory levels and expected usage on a periodic basis and records valuation allowances as required.

     SeaChange is dependent upon certain vendors for the manufacture of significant components of its digital advertising insertion, movie and broadcast systems. If these vendors were to become unwilling or unable to continue to manufacture these products in required volumes, SeaChange would have to identify and qualify acceptable alternative vendors. The inability to develop alternate sources, if required in the future, could result in delays or reductions in product shipments and thereby adversely affect SeaChange's revenue and profits.

Goodwill and Intangible Assets

     Goodwill and assembled workforce are amortized on a straight-line basis over five to seven years. Software acquired in connection with acquisitions is amortized over the greater of the amount computed using (a) the ratio that current gross revenues for related products bear to total current and anticipated future gross revenues for that product or (b) on a straight-line basis over the estimated remaining life of the software. The carrying value of goodwill and intangible assets is reviewed on a quarterly basis for the existence of facts and circumstances both internally and externally that may suggest impairment or that the useful lives of these assets are no longer appropriate. To date, no such impairment has occurred. SeaChange determines whether an impairment has occurred based on gross expected future cash flows and measures the amount of impairment based on the related future estimated discounted cash flows. The cash flow estimates used to

                         SEACHANGE INTERNATIONAL, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

determine the impairment, if any, contain management's best estimates, using appropriate and customary assumptions and projections at that time.

Research and Development and Software Development Costs

Costs incurred in the research and development of SeaChange's products are expensed as incurred, except for certain software development costs. Costs associated with the development of computer software are expensed prior to establishing technological feasibility and capitalized thereafter until the product is released for sale. Amortization is based on the straight-line method over the remaining estimated life of the product. Software development costs eligible for capitalization to date have not been material to SeaChange's financial statements. Costs associated with acquired software rights are capitalized if technological feasibility of the software has been established.

Stock Compensation

     Employee stock awards under SeaChange's and its subsidiaries' compensation plans are accounted for in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, ("APB 25") and related interpretations. SeaChange provides the disclosure requirements of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, ("SFAS 123") and related interpretations. Non-employee stock awards are accounted for in accordance with Emerging Issues Task Force Issue No. 96-18.

Foreign Currency Translation

     SeaChange has determined that the functional currency of its foreign subsidiaries is the local currency. Accordingly, assets and liabilities are translated to U.S. dollars at current exchange rates as of each balance sheet date. Income and expense items are translated using average exchange rates during the year. Cumulative currency translation adjustments are presented as a separate component of stockholders' equity. Transaction gains and losses and unrealized gains and losses on intercompany receivables are recognized in the Statement of Operations and have not been material to date.

Comprehensive Income

     Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" requires that changes in comprehensive income be shown in a financial statement that is displayed with the same prominence as other financial statements. SeaChange has presented accumulated other comprehensive income and other comprehensive income in the Statement of Stockholders' (Deficit) Equity. Other comprehensive loss consists primarily of cumulative translation adjustments.

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

     For the years ended December 31, 1997 and 1998, 702,467 and 360,966 common shares issuable upon the exercise of stock options, respectively, and 3,992,738 and 1,791,732 shares of unvested restricted common stock, respectively, are antidilutive because SeaChange recorded a net loss for the years and, therefore, have been excluded from the diluted earnings per share computations.

                         SEACHANGE INTERNATIONAL, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


     Below is a summary of the shares used in calculating basic and diluted earnings per share for the years indicated:

                                                                              Year ended December 31,
                                                                      --------------------------------------
                                                                           1997         1998         1999
                                                                          ------       ------       ------
Weighted average shares used in calculating earnings per share--
   Basic..........................................................     15,716,000   18,982,000    20,883,000
Shares attributable to unvested restricted common stock...........             --           --         2,000
Acquisition escrow shares.........................................             --           --         1,000
Dilutive stock options............................................             --           --       888,000
                                                                      -----------   ----------    ----------
Weighted average shares used in calculating earnings per share--
   Diluted........................................................     15,716,000   18,982,000    21,774,000
                                                                      ===========   ==========    ==========


New Accounting Pronouncements

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133,"Accounting for Derivatives and Hedging Activities," which establishes accounting and reporting standards for derivative instruments, including derivative instruments embedded in other contracts, collectively referred to as derivatives, and for hedging activities. SeaChange will adopt SFAS No. 133 as required by SFAS No. 137, "Deferral of the effective date of the FASB Statement No. 133," in fiscal year 2001. To date SeaChange has not utilized derivative instruments or hedging activities and, therefore, the adoption of SFAS 133 is not expected to have a material impact on our financial position or results of operations.

     In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." SAB 101 summarizes the SEC's view in applying generally accepted accounting principles to selected revenue recognition issues. The application of the guidance in SAB 101 will be required in SeaChange's second quarter of the fiscal year 2000. The effects of applying this guidance, if any, will be reported as a cumulative effect adjustment resulting from a change in accounting principle. SeaChange's evaluation of SAB 101 is not yet complete.

3.        Consolidated Balance Sheet Detail

     Inventories consist of the following:

                                            December 31,
                                      -----------------------
                                         1998          1999
                                        ------        ------
Components and assemblies.......     $14,592,000   $14,739,000
Finished products...............       1,565,000     2,389,000
                                     -----------   -----------
                                     $16,157,000   $17,128,000
                                     ===========   ===========

                         SEACHANGE INTERNATIONAL, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


     Property and equipment consist of the following:

                                            Estimated
                                            ---------
                                           useful life
                                           -----------
                                             (years)          December 31,
                                             -------       ------------------
                                                            1998        1999
                                                           ------      ------

Office furniture and equipment...................    5  $ 1,602,000 $  1,645,000
Computer and demonstration equipment.............    3    9,139,000   12,213,000
Deployed assets..................................  3-7    1,789,000    4,065,000
Service and spare components.....................    5    2,584,000    2,584,000
Leasehold improvements...........................  1-7      760,000    1,096,000
Automobiles......................................    5       56,000       56,000
                                                        ----------- ------------
                                                         15,930,000   21,659,000
Less--Accumulated depreciation and amortization..         7,880,000   11,121,000
                                                        ----------- ------------
                                                        $ 8,050,000 $ 10,538,000
                                                        =========== ============

     Depreciation expense was $2,529,000, $3,857,000 and $3,806,000 for the years ended December 31, 1997, 1998 and 1999, respectively.

     Accrued expenses consist of the following:

                                            December 31,
                                      -----------------------
                                         1998           1999
                                      ---------      ---------
Accrued software license fees.....    $1,206,000     $1,565,000
Accrued sales and use taxes.......       733,000        647,000
Other accrued expenses............     1,465,000      1,287,000
                                      ----------     ----------
                                      $3,404,000     $3,499,000
                                      ==========     ==========


4.       Segment Information

     SeaChange has five reportable segments: digital advertising insertion, movies systems, broadcast systems, interactive television systems and services. The digital advertising insertion systems segment provides products to digitally manage, store and distribute digital video for television operators and telecommunications companies. The movie systems segment comprises products to provide long- form video storage and delivery for the pay-per-view markets for the hospitality and commercial property markets. The broadcast systems segment provides products for the storage, archival, on-air playback of advertising and other video programming for the broadcast television industry. The interactive television segment comprises products to provide long-form video storage and delivery for television operators and telecommunication companies for the residential market. The service segment provides installation, training, product maintenance and technical support for the above systems and content which is distributed by the movie product segment. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. SeaChange does not measure the assets allocated to the segments. SeaChange measures results of the segments based on the

                         SEACHANGE INTERNATIONAL, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

respective gross profits. There were no intersegment sales or transfers. Long-lived assets are principally located in the United States. The following summarizes the revenues and cost of revenues by reportable segment:


                                                Year ended December 31,
                                         ----------------------------------
                                         1997          1998            1999
                                        ------        ------          ------
Revenues
   Digital advertising insertion..     $55,977,000   $44,088,000    $44,553,000
   Movies.........................       4,437,000     9,722,000      6,582,000
   Broadcast......................              --     4,223,000     16,793,000
   Interactive Television.........              --            --        529,000
   Services.......................       8,268,000    14,891,000     16,764,000
                                       -----------   -----------    -----------
                                       $68,682,000   $72,924,000    $85,221,000
                                       -----------   -----------    -----------
Costs of revenues
   Digital advertising insertion..     $32,356,000   $26,551,000    $25,302,000
   Movies.........................       2,384,000     6,801,000      4,057,000
   Broadcast......................              --     2,420,000      9,187,000
   Interactive Television.........              --            --        343,000
   Services.......................       7,898,000    13,611,000     14,962,000
                                       -----------   -----------    -----------
                                       $42,638,000   $49,383,000    $53,851,000
                                       -----------   -----------    -----------

     The following summarizes revenues by geographic locations:

                                                Year ended December 31,
                                         ----------------------------------
                                         1997          1998            1999
                                        ------        ------          ------
Revenues
   United States..................     $60,650,000   $63,497,000    $65,730,000
   Canada and South America.......       2,696,000       691,000      5,371,000
   Europe.........................       4,481,000     4,272,000      9,777,000
   Rest of world..................         855,000     4,464,000      4,343,000
                                       -----------   -----------    -----------
                                       $68,682,000   $72,924,000    $85,221,000
                                       ===========   ===========    ===========

     For the years ended December 31, 1997, 1998 and 1999, certain customers accounted for more than 10% of SeaChange's revenues. Individual customers accounted for 24%, 17% and 10% in 1997; 24% and 15% in 1998; and 15% and 10% in
1999.

5.      Acquisitions and Restructuring of Operations

Acquisitions

     On December 30, 1999, SeaChange acquired all of the authorized and outstanding common stock of Digital Video Arts, Ltd. in exchange for 330,000 shares of SeaChange's common stock using an exchange ratio of 0.033 of one share of SeaChange's common stock for each share of Digital Video Arts. The acquisition was accounted for as a pooling of interests. Digital Video Arts is a developer of custom software products specializing in digital video and interactive television. As a result of the acquisition, Digital Video Arts became a wholly-owned subsidiary of SeaChange. Total revenues of $85.2 million for the year ended December 31, 1999 consisted of $84.2 million of SeaChange's revenues and $1.0 million of Digital Video Art's revenues. Net income of $497,000 for the same period consisted of SeaChange's net income of $1.1 million and Digital Video Art's net loss of $592,000. Included in net income were acquisition costs of $684,000 consisting primarily of professional service fees. All intercompany transactions were eliminated in consolidation. Due to the acquisition, Digital Video Art's previously

                         SEACHANGE INTERNATIONAL, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


unrecognized tax benefits of operating loss carryforwards were recognized by the combined Company in the applicable period. The accompanying consolidated financial statements for all the periods presented have been restated to include the results of operations, financial position and cash flows of Digital Video Arts.

     On December 10, 1997, SeaChange exchanged 937,500 shares of its common stock for all of the outstanding capital stock of IPC Interactive Pte. Ltd. ("IPC") which was renamed to SeaChange Asia Pacific Operations Pte. Ltd. ("SC Asia"). SC Asia provides interactive television network systems to the hospitality and commercial property markets. The total consideration, including transaction costs, was $4,805,000. The acquisition was accounted for under the purchase method. Accordingly, the purchase price was allocated to the estimated fair value of the acquired assets and liabilities. Management determined the fair value of the intangible assets, excluding goodwill, based primarily on a discounted cash flow analysis. A portion of the purchase price was allocated to in-process research and development, resulting in an immediate charge to SeaChange's operations of $5,290,000 at the date of acquisition. The amount allocated to in-process research and development represented technology which had not reached technological feasibility and had no alternative future use. The appraisal also valued intangibles, including assembled workforce and software. Goodwill and intangibles, net of related accumulated amortization totaled $1,608,000 and $1,197,000 at December 31, 1997 and 1998, respectively.
Amortization expense was $27,000 and $411,000 for the years ended December 31, 1997 and 1998, respectively. The consolidated results of operations include the operating results of IPC from the date of acquisition.

     The purchase price was allocated to the acquired assets and liabilities as follows:

        Tangible assets.........................    $5,471,000
        Assumed liabilities.....................    (7,591,000)
        Intangible assets:
          In-process research and development...     5,290,000
          Software..............................       850,000
          Assembled workforce...................       280,000
          Goodwill..............................       505,000
                                                  ------------
                                                    $4,805,000
                                                  ============

     Included in assumed liabilities were a line of credit of $700,000 and notes payable to related parties of $437,000. The notes payable to related parties were due to two companies owned by new shareholders of SeaChange as a result of the acquisition. SeaChange paid these assumed liabilities in full and canceled the line of credit prior to December 31, 1997.

     The following unaudited pro forma data summarizes the consolidated results of SeaChange and IPC as if the acquisition had occurred on February 1, 1996 (inception of IPC) and excludes the $5,290,000 charge for in-process research and development. The unaudited pro forma information is not necessarily indicative either of results of operations that would have occurred had the purchase been made at the beginning of the periods presented, or of future results of operations of the combined companies.

                                                 Pro forma for the
                                                 -----------------
                                               year ended December 31,
                                               ----------------------

                                                 1996          1997
                                                ------         ----
                                              (unaudited)   (unaudited)
        Revenues............................ $61,229,000   $76,368,000
        Net income (loss)...................   $ 716,000   $(3,280,000)
        Basic earnings (loss) per share.....     $   .09      $   (.21)
        Diluted earnings (loss) per share...     $   .04      $   (.21)

                         SEACHANGE INTERNATIONAL, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Restructuring of Operations

     In March 1998, SeaChange recorded a charge of $676,000 for the restructuring of operations as part of a planned consolidation of the operations of SC Asia. The charge for restructuring included $569,000 related to the termination of 13 employees, a provision of $60,000 related to the planned vacating of premises and $47,000 of compensation expense associated with stock options for certain terminated employees. At March 31, 1998, SeaChange had notified all terminated employees. All restructuring charges were paid as of December 31, 1998.

6.       Lines of Credit

     SeaChange had a $6.0 million revolving line of credit and a $3.0 million equipment line of credit with a bank. The revolving line of credit expired in October 1999 and was subsequently extended until March 31, 2000. The equipment line of credit expired in June 1999 and was subsequently extended until March 31, 2000. Borrowings under the lines of credit are secured by substantially all of SeaChange's assets. Loans made under the revolving line of credit bear interest at a rate per annum equal to the bank's base rate plus .5%. Loans made under the equipment line of credit bear interest at a rate per annum equal to the bank's base rate plus 1.0% (9.5% at December 31, 1999). The loan agreement relating to the lines of credit requires that SeaChange provide the bank with certain periodic financial reports and comply with certain financial ratios including the maintenance of total liabilities, excluding deferred revenue, to net worth of at least .80 to 1.0. At December 31, 1999 SeaChange was in compliance with all covenants. As of December 31, 1999, there were no borrowings under the revolving line of credit. As of December 31, 1999, borrowings against the equipment line of credit were $1,688,000. Maturities of the equipment line of credit are $859,000, $614,000 and $215,000 in 2000, 2001 and 2002,
respectively.

7.       Income Taxes

     The components of income (loss) before income taxes are as follows:

                                                 Year ended December 31,
                                            -------------------------------
                                             1997        1998         1999
                                            ------      ------       ------
        Domestic....................     $(521,000)   $(7,361,000)  $331,000
        Foreign.....................           ---            ---    151,000
                                         ---------    -----------   --------
                                         $(521,000)   $(7,361,000)  $482,000
                                         =========    ===========   ========

The components of the provision (benefit) for income taxes are as follows:

                                               Year ended December 31,
                                       --------------------------------------
                                           1997          1998          1999
                                       -----------    -----------    --------
        Current provision (benefit):
          Federal...................   $ 1,920,000    $(1,913,000)   $532,000
          State.....................       371,000            ---     354,000
          Foreign...................           ---            ---      56,000
                                       -----------    -----------    --------
                                         2,291,000     (1,913,000)    942,000
                                       -----------    -----------    --------
        Deferred benefit:
          Federal...................      (394,000)      (124,000)   (586,000)
          State.....................      (121,000)      (752,000)   (371,000)
          Foreign...................
                                       -----------    -----------    --------
                                          (515,000)      (876,000)   (957,000)
                                       -----------    -----------    --------
                                       $ 1,776,000    $(2,789,000)   $(15,000)
                                       ===========    ===========    ========

                         SEACHANGE INTERNATIONAL, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

     The components of deferred income taxes are as follows:

                                                                                     December 31,
                                                                              -------------------------
                                                                                 1998            1999
                                                                              ----------      ----------
        Deferred tax assets:
          Inventories......................................................    $1,299,000    $1,282,000
          Allowance for doubtful accounts..................................       320,000       405,000
          Deferred revenue.................................................       126,000       115,000
          Software.........................................................       111,000       107,000
          Accrued expenses.................................................       153,000       135,000
          Property and equipment...........................................           --        104,000
          Research and development credit carryforwards....................           --        198,000
          State net operating loss carryforwards...........................       398,000       554,000
          Acquired net operating loss carryforwards and basis differences..     3,361,000     3,361,000
                                                                              -----------     ---------
                                                                                5,768,000     6,261,000
          Valuation allowance..............................................    (3,361,000)   (3,361,000)
                                                                              ------------   ----------
             Total deferred tax assets.....................................     2,407,000     2,900,000
                                                                               -----------   ----------
        Deferred tax liabilities:
          Property and equipment...........................................       430,000           ---
          Other............................................................        10,000           ---
                                                                               ----------     ---------
             Total deferred tax liabilities................................       440,000           ---
                                                                               ----------    ----------
        Net deferred income taxes..........................................    $1,967,000    $2,900,000
                                                                               ==========    ==========

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

     The valuation allowance of $3,361,000 at December 31, 1998 and 1999 relates to net operating loss carryforwards and tax basis differences acquired in SeaChange's purchase of SC Asia. These acquired deferred tax assets may only be utilized to offset future taxable income attributable to SC Asia. In addition, the recognition of these deferred tax assets are subject to Internal Revenue Code change in ownership rules which may limit the amount that can be utilized to offset future taxable income. SeaChange believes that the valuation allowance is appropriate given the weight of objective evidence, including the historical operating results of IPC. Any tax benefits subsequently recognized related to these assets will first reduce the remaining balance in goodwill and then other acquired intangible assets.

     Based on the weight of available evidence, SeaChange believes its remaining deferred tax assets will be realizable. The amount of the deferred tax asset considered realizable is subject to change based on future events. SeaChange will assess the need for the valuation allowance at each balance sheet date based on all available evidence.

     In accordance with APB 23, SeaChange does not provide for U.S. federal income taxes on the earnings of its non-U.S. subsidiaries, as it is management's plan to permanently reinvest in operations outside the U.S. At December 31, 1999, undistributed earnings of approximately $40,000 are considered by SeaChange to be permanently invested in certain foreign subsidiaries. The amount of tax that would be owed if the profits were distributed is $14,000.

                         SEACHANGE INTERNATIONAL, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


     At December 31, 1999, SeaChange had state net operating loss carryforwards of approximately $5,127,000 which expire at various dates through 2013.

     The income tax provision (benefit) computed using the federal statutory income tax rate differs from SeaChange's effective tax rate primarily due to the following:

                                                                                   Year ended December 31,
                                                                         ---------------------------------------
                                                                            1997           1998          1999
                                                                         ----------    -----------     ---------
        Statutory U.S. federal tax rate.............................     $  (91,000)   $(2,552,000)    $ 164,000
        State taxes after state tax credits, net of federal tax             165,000       (496,000)     ( 12,000)
           benefits.................................................
        Other.......................................................        145,000        355,000        98,000
        Research and development tax credits........................       (334,000)      (316,000)    ( 446,000)
        Non-deductible acquisition costs............................            ---            ---       233,000
        Acquired net operating losses...............................            ---            ---      (192,000)
        Nondeductible expenses, including write-off of acquired
        in-process research and development in 1997.................      1,891,000        220,000       140,000
                                                                         ----------    -----------     ---------
                                                                         $1,776,000    $(2,789,000)    $ (15,000)
                                                                         ==========    ===========     =========

     SeaChange's effective tax benefit rate was 37.9% and 3% in 1998 and 1999, respectively. In the second quarter of 1999, the separate return limitation year
(SRLY) regulations were finalized to allow for the use of acquired net operating loss carryforwards where an ownership change and an acquisition has taken place within a six month period. As a result of SeaChange's acquisition of Digital Video Arts, SeaChange recorded a tax benefit of $192,000 in the second quarter of 1999 related to the use of Digital Video Arts' net operating loss carryforwards. In the fourth quarter of 1999, the federal research and development tax credit was retroactively extended through June 30, 2004. As a result, SeaChange recorded a tax benefit of $446,000 in the fourth quarter of 1999 related to the utilization of these tax credits.

8.       Common Stock

Stock Split

     On December 10, 1999, the Board of Directors authorized a 3-for-2 stock split of SeaChange's common stock, which became effective on December 27, 1999. All shares of common stock, common stock options, preferred stock conversion ratios and per share amounts included in the accompanying consolidated financial statements have been adjusted to give retroactive effect to the stock split for 1999.

Restriction Agreements

     Certain common shares are subject to stock restriction and repurchase agreements under which SeaChange may repurchase unvested common shares at the original issuance price and vested common shares at fair value upon termination of a business relationship with SeaChange. Common shares subject to these agreements vest ratably over a five-year period and, at December 31, 1999, 59,738 of such shares are unvested.

Treasury Stock

     In 1997 and in 1999, SeaChange repurchased 13,500 and 47,250 shares of its common stock, respectively, from employees of SeaChange. The 1997 shares were held for less than six months from the time the shares became vested. Accordingly, compensation expense was recorded for the difference between the repurchase price and the original purchase price paid by the stockholder. Compensation expense recorded in 1997 as a result of this transaction was $45,000.

                         SEACHANGE INTERNATIONAL, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)



Reserved Shares

     At December 31, 1999, SeaChange had 1,475,575 shares of common stock reserved for issuance upon the exercise of common stock options and the purchase of stock under the Employee Stock Purchase Plan.

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

10.     Stock Plans

Employee Stock Purchase Plan

     In September 1996, SeaChange's Board of Directors adopted and the stockholders approved an employee stock purchase plan (the "Stock Purchase Plan"), effective January 1, 1997, which provides for the issuance of a maximum of 450,000 shares of common stock to participating employees who meet eligibility requirements. Employees who would immediately after the grant own 5% or more of the total combined voting power or value of SeaChange's stock and directors who are not employees of SeaChange may not participate in the Stock Purchase Plan. The purchase price of the stock is 85% of the lesser of the average market price of the common stock on the first or last business day of each six-month plan period. During 1997, 1998, and 1999, 44,042, 79,157, and 87,014 shares of common stock, respectively, were issued under the Stock Purchase Plan.

1995 Stock Option Plan

     The 1995 Stock Option Plan (the "1995 Stock Option Plan") provides for the grant of incentive stock options and nonqualified stock options for the purchase of up to an aggregate of 2,925,000 shares of SeaChange's common stock by officers, employees, consultants and directors of SeaChange. The Board of Directors is responsible for administration of the 1995 Stock Option Plan and determining the term of each option, option exercise price, number of shares for which each option is granted and the rate at which each option is exercisable. Options generally vest ratably over five years. SeaChange may not grant an employee incentive stock options with a fair value in excess of $100,000 that are initially exercisable during any one calendar year.

     Incentive stock options may be granted to employees at an exercise price per share of not less than the fair value per common share on the date of the grant (not less than 110% of the fair value in the case of holders of more than 10% of SeaChange's voting stock). Nonqualified stock options may be granted to any officer, employee, director or consultant at an exercise price per share as determined by SeaChange's Board of Directors.

     Options granted under the 1995 Stock Option Plan generally expire ten years from the date of the grant (five years for incentive stock options granted to holders of more than 10% of SeaChange's voting stock).

                         SEACHANGE INTERNATIONAL, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)



Director Stock Option Plan

     In June 1996, SeaChange's Board of Directors adopted and the stockholders approved a director stock option plan (the "Director Option Plan") which provides for the grant of options to full time directors of SeaChange to purchase a maximum of 45,000 shares of common stock under the Director Option Plan. Under the Director Option Plan, participating directors receive an option to purchase 5,062 shares of common stock per annum. Options granted under the Director Option Plan vest as to 33-1/3% of the shares underlying the option immediately upon the date of the grant, and vest as to an additional 8-1/3% of the shares underlying the option at the end of each of the next 8 quarters, provided that the optionee remains a director. Directors will also receive, on each three-year anniversary of such director's option grant date, an additional option to purchase 5,062 shares of common stock, provided that such director continues to serve on the Board of Directors. All options granted under the Director Option Plan have an exercise price equal to the fair value of the common stock on the date of grant and a term of ten years from the date of grant.

     Transactions under the 1995 Stock Option Plan and the Director Option Plan during the years ended December 31, 1997, 1998 and 1999 are summarized as follows:

                                                                 Year ended December 31,
                                                   --------------------------------------------------------
                                                   1997                      1998                     1999
                                                   -------                  ------                    ----
                                                        Weighted                  Weighted              Weighted
                                                        --------                  --------              --------
                                                         average                   average              average
                                                         -------                   -------              -------
                                                         exercise                  exercise              exercise
                                                         --------                  --------              --------
                                               Shares     price        Shares       price       Shares     price
                                               ------     -----        ------       -----       ------    -----

Outstanding at beginning of period........    1,109,001   $   3.91     1,714,586    $  7.60     2,113,824  $    5.34
Granted...................................      878,304      12.02     1,334,594       4.95       524,739      14.76
Exercised.................................     (133,499)      1.53      (135,790)      3.71      (310,753)      3.94
Cancelled.................................     (139,220)     11.87      (799,566)      9.99      (287,757)      6.00
                                              =========                =========                =========
Outstanding at period end.................    1,714,586   $   7.60     2,113,824    $  5.34     2,040,053  $    7.79
                                              =========                =========                =========
Options exercisable at period end.........      307,797                  473,465                  594,265
Weighted average fair value of options
   granted during the period..............                $   7.33                  $  3.54                $    7.11

     The following table summarizes information about employee and director stock options outstanding at December 31, 1999:


                                 Options outstanding at December 31, 1999
                                 ----------------------------------------
                                           Weighted average
                                           ----------------
                                Number    remaining contractual Weighted average
                                ------    --------------------- ----------------
                             outstanding      life (years)       exercise price
                             -----------      ------------       --------------


Range of exercise prices
      $ 0.33................       32,192               5.65        $   0.33
        0.82 to 0.91........      114,624               3.05            0.87
        2.80 to 4.00........      546,740               8.60            3.87
        4.45 to 6.25........      704,431               8.10            5.48
        6.58 to 10.00.......      287,492               8.58            7.47
        10.33 to 14.33......      145,233               9.26           11.55
        19.17 to 35.375.....      209,341               8.87           28.52
                                ---------
                                2,040,053
                                =========

                         SEACHANGE INTERNATIONAL, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


                               Options exercisable
                               -------------------
                              at December 31, 1999
                              --------------------
                             Number  Weighted average
                             ------  -------- -------
        Range of exercise  exercisable  exercise price
        -----------------  -----------  --------------
          prices
          ------
      $ 0.33.............      26,496        $   0.33
        0.82 to 0.91.....      88,704            0.87
        2.80 to 4.00.....     149,150            3.74
        4.45 to 6.25.....     233,144            5.41
        6.58 to 10.00....      46,179            7.63
        10.33 to 14.33...      11,757           12.90
        19.17 to 35.375..      38,835           19.35
                              -------
                              594,265
                              =======
Fair Value Disclosures

     SeaChange applies APB 25 in accounting for employee stock awards. Compensation expense of $45,000, $47,000 and $-- has been recorded for the years ended December 31, 1997, 1998 and 1999, respectively. Had compensation expense for SeaChange's employee stock plans been determined based on the fair value at the grant dates, as prescribed in SFAS 123, SeaChange's net income (loss) and earnings (loss) per share would have been as follows:

                                               Year ended December 31,
                                            --------------------------------
                                             1997        1998         1999
                                            ---------  --------     --------

Net income (loss)
   As reported......................    $(2,297,000)  $(4,572,000)    $497,000
   Pro forma........................    $(3,167,000)  $(6,456,000)    $122,000
Basic earnings (loss) per share
   As reported......................    $      (.15)  $      (.24)    $    .02
   Pro forma........................    $      (.20)  $      (.34)    $    .01
Diluted earnings (loss) per share
   As reported......................    $      (.15)  $      (.24)    $    .02
   Pro forma........................    $      (.20)  $      (.34)    $    .01

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

Stock Option Repricing

     On January 23, 1998, the Compensation and Option Committee of the Board of Directors of SeaChange ("Committee") determined that, because certain stock options held by employees of SeaChange had an

                         SEACHANGE INTERNATIONAL, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

exercise price significantly higher than the fair market value of SeaChange's common stock, such stock options were not providing the desired long-term incentive to employees. Accordingly, the Committee granted those employees whose options were between $10.00 and $16.42 per share an opportunity to cancel their existing options for new options on a 1-for-1 basis, with a new five-year vesting schedule beginning on January 23, 1998. Employees whose options were above $16.42 were offered an opportunity to cancel their existing options for new options on a 2-for-3 basis, with no change in their original vesting schedule. As a result of this stock option repricing, new options were granted to purchase 319,169 shares of common stock and the average exercise price of such options was reduced from $14.79 per share to $5.50 per share, the fair market value of SeaChange's common stock at the close of the market on January 22, 1998. With the exception of one executive officer, SeaChange's directors and executive officers were not eligible to participate in this stock option repricing. During the execution of the stock option repricing plan, SeaChange's stock price was below $5.50 per share and, therefore, no compensation charge was recorded as a result of the stock option repricing.


11.       Commitments

     SeaChange leases its operating facilities and certain office equipment under non-cancelable capital and operating leases, which expire at various dates through 2005. Rental expense under operating leases was approximately $600,000, $1,341,000 and $1,681,000 for the years ended December 31, 1997, 1998 and 1999, respectively. Future commitments under minimum lease payments as of December 31, 1999 are as follows:


                                                 Capital     Operating
                                                --------    ----------
        Year ended December 31, 2000........    $236,000    $1,680,000
          2001..............................     221,000     1,411,000
          2002..............................     156,000       895,000
          2003..............................      67,000       714,000
          2004..............................          --       687,000
        Thereafter..........................          --       171,000
                                                --------
        Minimum lease payments..............     680,000
        Less: Amount representing interest..      89,000
                                                --------
                                                $591,000
                                                ========

     SeaChange had non-cancelable purchase commitments for inventories of approximately $1,600,000 at December 31, 1999.

     In the ordinary course of business, SeaChange is subject to various types of litigation. In the opinion of management, all litigation currently pending or threatened will not have a material adverse effect on SeaChange's financial position or results of operations.

12.       Employee Benefit Plan

     SeaChange sponsors a 401(k) retirement savings plan ( the "Plan"). Participation in the Plan is available to full-time employees who meet eligibility requirements. Eligible employees may contribute up to 15% of their annual salary, subject to certain limitations. SeaChange matches contributions up to 25% of the first 6% of compensation contributed by the employee to the Plan. During 1997, 1998 and 1999, SeaChange contributed $68,000, $189,000 and $225,000, respectively, to the Plan.

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

/s/ PricewaterhouseCoopers LLP
Boston, Massachusetts
January 31, 2000

                                  Schedule II

                         SEACHANGE INTERNATIONAL, INC.

                 VALUATION OF QUALIFYING ACCOUNTS AND RESERVES

                                          Balance at     Charged to    Deductions                 Balance at
                                          ----------     ----------    ----------                 ----------
                                         beginning of    costs and        and                        end
                                         -----------     ---------        ---                        ---
                                            period       expenses      write-offs      Other      of period
                                            ------       --------      ----------      -----      ---------
Allowance for Doubtful Accounts:
Year ended December 31, 1997             $  173,000     $  485,000    $   (174,000)    $ 75,000   $  559,000

Year ended December 31, 1998             $  559,000     $  497,000    $   (186,000)    $     --   $  870,000

Year ended December 31, 1999             $  870,000     $  225,000    $   (187,000)    $     --   $  908,000

Inventory Valuation Allowance:

Year ended December 31, 1997             $  750,000     $1,730,000    $ (1,076,000)    $100,000   $1,504,000

Year ended December 31, 1998             $1,504,000     $2,016,000    $   (919,000)    $     --   $2,601,000

Year ended December 31, 1999             $2,601,000     $  458,000    $   (395,000)    $     --   $2,664,000