Form 10-Q/A
period 2000-03-31
SEACHANGE INTERNATIONAL INC
filed 2001-03-01
CIK 1019671

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                  FORM 10-Q/A
                                Amendment No. 1

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

                         SEACHANGE INTERNATIONAL, INC.

                               TABLE OF CONTENTS

                                                                                                    PAGE
                                                                                                    ----
PART I.   FINANCIAL INFORMATION

          Item 1. Consolidated Financial Statements

          Consolidated Balance Sheet at March 31, 2000 and December 31, 1999......................  3

          Consolidated Statement of Operations Three months ended March 31, 2000 and 1999.........  4

          Consolidated Statement of Cash Flows Three months ended March 31, 2000 and 1999.........  5

          Notes to Consolidated Financial Statements..............................................  6-8

          Item 2. Management's Discussion and Analysis of Financial Condition and
                      Results of Operations.......................................................  9-12

          Item 3. Quantitative and Qualitative Disclosures About Market Risk......................  13

PART II. OTHER INFORMATION

          Item 1. Legal Proceedings...............................................................  13

          Item 6. Exhibits and Reports on Form 8-K................................................  13

SIGNATURES........................................................................................  14

EXHIBIT INDEX.....................................................................................  15

Item 1.  Financial Statements

                         SeaChange International, Inc.
                          Consolidated Balance Sheet
                   (in thousands, except share-related data)

                                                                                     March 31, 2000           December 31, 1999
                                                                                     --------------           -----------------
Assets
Current assets
  Cash and cash equivalents                                                            $ 7,402                     $11,318
  Accounts receivable, net of allowance for doubtful
    accounts of $821 at March 31, 2000 and
    $908 at December 31, 1999                                                           20,871                      17,840
  Inventories                                                                           20,333                      17,128
  Prepaid expenses and other current assets                                              2,218                       1,568
  Deferred income taxes                                                                  2,243                       2,243
                                                                                       -------                     -------

  Total current assets                                                                  53,067                      50,097

Property and equipment, net                                                             11,416                      10,538
Other assets                                                                               864                         884
Goodwill and intangibles, net                                                              682                         785
                                                                                       -------                     -------

                                                                                       $66,029                     $62,304
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

                         SeaChange International, Inc.
                     Consolidated Statement of Operations
                       (in thousands, except share data)


                                                  Three months ended March 31,
                                                  ----------------------------

                                                          2000            1999
                                                          ----            ----

Revenues
 Systems                                           $    16,672     $    16,924
 Services                                                5,299           3,887
                                                   -----------     -----------

                                                        21,971          20,811
                                                   -----------     -----------

Costs of revenues
 Systems                                                 9,196           9,873
 Services                                                4,162           3,444
                                                   -----------     -----------

                                                        13,358          13,317
                                                   -----------     -----------

Gross profit                                             8,613           7,494
                                                   -----------     -----------

Operating expenses
 Research and development                                4,486           4,120
 Selling and marketing                                   2,221           1,996
 General and administrative                              1,424           1,388
                                                   -----------     -----------

                                                         8,131           7,504
                                                   -----------     -----------

 Income (loss) from operations                             482             (10)

Interest income, net                                        26              11
                                                   -----------     -----------

 Income before income taxes                                508               1

Provision for income taxes                                 162              33
                                                   -----------     -----------

 Net income (loss)                                 $       346     $       (32)
                                                   ===========     ===========

Basic and Diluted earnings (loss) per share        $       .02     $        --
                                                   ===========     ===========


Shares used in calculating:

 Basic earnings per share                           21,337,000      20,611,000
                                                   ===========     ===========


 Diluted earnings per share                         23,017,000      20,611,000
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

                         SeaChange International, Inc.
                     Consolidated Statement of Cash Flows
               INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                                (in thousands)

                                                                        For the three months
                                                                          ended March 31,
                                                                         -----------------
                                                                         2000          1999
                                                                         ----          ----
Cash flows from operating activities
  Net income (loss)                                                 $     346     $     (32)
  Adjustments to reconcile net income (loss) to net cash
    provided by (used in) operating activities:
      Depreciation and amortization                                     1,084         1,043
      Inventory valuation allowance                                        --           288
      Changes in assets and liabilities:
        Accounts receivable                                            (3,031)         (443)
        Inventories                                                    (3,082)        1,186
        Prepaid expenses and other current assets                        (666)          (23)
        Accounts payable                                                 (478)          121
        Accrued expenses                                               (1,270)           51
        Customer deposits                                                 181           (93)
        Deferred revenue                                                2,662         1,605
        Income taxes payable and other current liabilities                (73)           15
                                                                      -------       -------
         Net cash provided by (used in) operating
           activities                                                  (4,327)        3,718
                                                                      -------       -------
Cash flows from investing activities
Purchases of property and equipment                                    (1,982)         (334)
                                                                      -------       -------
         Net cash used in investing activities                         (1,982)         (334)
                                                                      -------       -------

Cash flows from financing activities
Proceeds from borrowings under equipment line of
       credit                                                           2,000            --
Repayments under line of credit and equipment line of
       credit                                                            (215)       (2,122)
Repayment of obligation under capital lease                               (46)          (16)
Proceeds from issuance of common stock                                    654           211
                                                                      -------       -------
         Net cash provided by (used in) financing
           activities                                                   2,393        (1,927)
                                                                      -------       -------

Net increase (decrease) in cash and cash equivalents                   (3,916)        1,457
Cash and cash equivalents, beginning of period                         11,318         5,442
                                                                      -------       -------
Cash and cash equivalents, end of period                            $   7,402     $   6,899
                                                                      =======       =======

  Supplemental disclosure of cash flow information:
Income taxes paid                                                   $     236     $      15
Interest paid                                                       $      68     $      17

Supplemental disclosure of noncash activity:
Transfer of items originally classified as inventories
  to fixed assets                                                   $     123     $      56
Transfer of items originally classified as fixed assets
  to inventories                                                    $      --     $     737


                The accompanying notes are an integral part of
                   these consolidated financial statements.

                         SEACHANGE INTERNATIONAL, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          (UNAUDITED; IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


1.  BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements include the accounts of SeaChange International, Inc. and its subsidiaries. SeaChange believes that the unaudited consolidated financial statements reflect all adjustments (consisting of only normal recurring adjustments), necessary for a fair presentation of SeaChange's financial position, results of operations and cash flows at the dates and for the periods indicated. The results of operations for the three month period ended March 31, 2000 are not necessarily indicative of results expected for the full fiscal year or any other future periods. The unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes for the year ended December 31, 1999, included in SeaChange's Annual Report on Form 10-K for such fiscal year.

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

3.  EARNINGS PER SHARE

For the three months ended March 31, 1999, common shares of 416,000, issuable upon the exercise of stock options and unvested restricted common stock of 306,000, are antidilutive because SeaChange recorded a net loss for the period, and therefore, have been excluded from the diluted earnings per share computation.

Below is a summary of the shares used in calculating basic and diluted earnings per share for the periods indicated:


                                                                          THREE MONTHS ENDED
                                                                               MARCH 31,
                                                                               --------

                                                                           2000          1999
                                                                           ----          ----
Weighted average shares used in calculating earnings per share-
  Basic..........................................................       21,337,000    20,611,000

Dilutive stock options...........................................        1,680,000             -
                                                                        ----------    ----------

Weighted average shares used in calculating earnings per share-
  Diluted..........................................................     23,017,000    20,611,000
                                                                        ==========    ==========

                     SEACHANGE INTERNATIONAL, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           (unaudited; in thousands, except share and per share data


4.  INVENTORIES

    Inventories consist of the following:



                                   MARCH 31,   DECEMBER 31,
                                     2000         1999
                                     ----         ----

    Components and assemblies      $17,797       $14,739
    Finished products                2,536         2,389
                                   -------       -------

                                   $20,333       $17,128
                                   =======       =======

5.  COMPREHENSIVE INCOME (LOSS)

    For the three months ended March 31, 2000 and 1999, SeaChange's comprehensive income (loss) was as follows:


                                                  THREE MONTHS ENDED
                                                       MARCH 31,
                                                       ---------

                                                      2000    1999
                                                      ----    ----

Net income (loss)                                    $ 346   $ (32)
Other comprehensive income (expense), net of tax:
 Foreign currency translation adjustment, net
  of tax of $12 and $6, respectively                   (24)     11
                                                     -----   -----

Other comprehensive income (expense)                   (24)     11
                                                     -----   -----

Comprehensive income (loss)                          $ 322   $ (21)
                                                     =====   =====

6.  NEW ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments, including derivative instruments embedded in other contracts, collectively referred to as derivatives, and for hedging activities. SeaChange will adopt SFAS 133 as required by SFAS 137, "Deferral of the Effective Date of FASB Statement No. 133", in fiscal year 2001. To date SeaChange has not utilized derivative instruments or hedging activities and, therefore, the adoption of SFAS 133 is not expected to have a material impact on SeaChange's financial position or results of operations.

In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." SAB 101 summarizes the SEC's view in applying generally accepted accounting principles to selected revenue recognition issues. The application of the guidance in SAB 101 is required in SeaChange's second quarter of its current fiscal year. The effects of applying this guidance, if any, will be reported as a cumulative effect adjustment resulting from a change in accounting principle. SeaChange's evaluation of SAB 101 is not yet complete.

In March 2000, the Financial Accounting Standards Board issued FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation--an interpretation of APB Opinion No. 25" ("FIN 44"). FIN 44 clarifies the application of APB Opinion No. 25 and is effective July 1, 2000, but certain conclusions in FIN 44 cover specific events that occurred after either December 15, 1998 or January 12, 2000. SeaChange does not expect the application of FIN 44 to have a material impact on SeaChange's financial position or results of operations.

                         SEACHANGE INTERNATIONAL, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           (unaudited; in thousands, except share and per share data


7.  SEGMENT INFORMATION

SeaChange has four reportable segments: digital advertising insertion, broadcast systems, interactive television systems (ITV) and services. The digital advertising insertion systems segment provides products to digitally manage, store and distribute digital video for television operators and telecommunications companies. The broadcast systems segment provides products for the storage, archival, on-air playback of advertising, near video on demand, and other video programming for the broadcast television industry. The ITV segment comprises products to provide long-form video storage and delivery for television operators and telecommunication companies for the residential market and pay-per-view markets for the hospitality and commercial property markets. The service segment provides installation, training, product maintenance and technical support for all of the above systems and content which is distributed by the ITV product segment. SeaChange does not measure the assets allocated to the segments. SeaChange has changed its reportable segments from the prior year and has reclassed prior year amounts to conform to these current segments. SeaChange measures results of the segments based on the respective gross profits. There were no intersegment sales or transfers. Long-lived assets are principally located in the United States. The following summarizes the revenues and cost of revenues by reportable segment:


                                                         THREE MONTHS ENDED
                                                              MARCH 31,
                                                              ---------

                                                           2000        1999
                                                           ----        ----

Revenues
    Digital advertising insertion                       $10,838     $12,493
    Broadcast                                             3,305       4,105
    ITV                                                   2,529         326
    Services                                              5,299       3,887
                                                        -------     -------

                                                        $21,971     $20,811
                                                        =======     =======

Costs of revenues
    Digital advertising insertion                       $ 5,993     $ 7,305
    Broadcast                                             1,980       2,335
    ITV                                                   1,223         233
    Services                                              4,162       3,444
                                                        -------     -------

                                                        $13,358     $13,317
                                                        =======     =======

    The following summarizes revenues by geographic locations:

Revenues
    United States                                       $18,359     $17,498
    Canada and South America                              1,531         856
    Europe                                                1,861       1,623
    Rest of world                                           220         834
                                                        -------     -------

                                                        $21,971     $20,811
                                                        =======     =======

   Single customers accounted for 17% and 15% of revenues in the three months ended March 31, 2000 and 17%, 16% and 14% of revenues in the three months ended March 31, 1999.

8.   LEGAL PROCEEDINGS

On March 17, 2000, Beam Laser Systems, Inc. and Frank L. Beam instituted a claim (Civil Action No. 2:00-CV-195) in the federal courts in the Eastern District of Virginia against one of SeaChange's customers, Cox Communications, Inc. Beam Laser is seeking both an injunction and monetary damages from the defendants in that case. The defendants have made a counterclaim against Beam Laser seeking a declaration of non-infringement, invalidity and unenforceability of the two patents held by Beam Laser that are at question. In addition, SeaChange has agreed to indemnify its customer for claims brought against the customer that are related to the customer's use of SeaChange's products.

On June 14, 1999, SeaChange filed a defamation complaint against Jeffrey Putterman, Lathrop Investment Management, Inc. and Concurrent Computer Corporation in the Circuit Court of Pulaski County, Arkansas alleging that the defendants conspired to injure the business and reputation of SeaChange in the marketplace. The complaint further alleges that Mr. Putterman and Lathrop Investment Management, Inc. defamed SeaChange through false postings on an Internet message board. The complaint seeks unspecified amounts of compensatory and punitive damages.

SeaChange cannot be certain of the outcome of the foregoing litigation, but does plan to oppose allegations against it and assert its claims against other parties vigorously. In addition, as these claims are in the early stages of discovery and certain claims for damages are as yet unspecified, SeaChange is unable to estimate the impact to its business, financial condition, and results of operations or cash flows.

9.   SUBSEQUENT EVENTS

In April 2000, SeaChange's Board of Directors voted to change SeaChange's fiscal accounting year from December 31 to January 31, such that SeaChange's current fiscal year began on February 1, 2000 and will end on January 31, 2001.

On May 8, 2000, SeaChange and Microsoft Licensing, Inc. entered into a licensing and development agreement whereby Microsoft agreed to license to SeaChange certain technology to be used by SeaChange in connection with the development by SeaChange of plug-ins for the streaming media server software update currently being developed by Microsoft to its Windows NT/Windows 2000 operating system. Under the terms of the agreement, SeaChange is also entitled to use the Microsoft technology to enhance SeaChange's software to use the updated streaming media server software being developed by Microsoft. The parties intend that SeaChange will be able to promote and ship the enhanced SeaChange software as its primary streaming media system for all Microsoft Windows 2000-based SeaChange systems.

In addition to the ability to use the technology owned by Microsoft and licensed to SeaChange pursuant to the licensing and development agreement Microsoft agreed pursuant to the terms of an investment term sheet, dated as of May 8, 2000, by and between SeaChange and Microsoft Corporation to purchase 277,162 shares of SeaChange's common stock for $10 million and to purchase approximately $10 million of additional shares of SeaChange's common stock upon the satisfaction of certain commercial milestones. The initial share purchase for $10 million was completed by SeaChange and Microsoft on May 23, 2000.


ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

FACTORS THAT MAY AFFECT FUTURE RESULTS

Any statements contained in this Form 10-Q that do not describe historical facts, including without limitation statements concerning expected revenues, earnings, product introductions and general market conditions, may constitute forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. Any such forward-looking statements contained herein are based on current expectations, but are subject to a number of risks and uncertainties that may cause actual results to differ materially from expectations. The factors that could cause actual future results to differ materially from current expectations include the following: SeaChange's ability to integrate the operations of acquired subsidiaries; fluctuations in demand for SeaChange's products and services; SeaChange's ability to manage its growth; SeaChange's ability to develop, market and introduce new and enhanced products and services on a timely basis; the rapid technological change which characterizes SeaChange's markets; SeaChange's significant concentration of customers; SeaChange's dependence on certain sole source suppliers and third-party manufacturers; the risks associated with international sales as SeaChange expands its markets; and the ability of SeaChange to compete successfully in the future. Further information on factors that could cause actual results to differ from those anticipated is detailed in various filings made by SeaChange from time to time with the Securities and Exchange Commission, including but not limited to, those appearing under the caption "Certain Risk Factors" in SeaChange's Annual Report on Form 10-K for the year ended December 31, 1999.
Any forward-looking statements should be considered in light of those factors.



OVERVIEW

SeaChange develops, manufactures and sells systems that automate the management and distribution of both short-form video streams, such as advertisements, and long-form video streams, such as movies or other feature presentations, each of which requires precise, accurate and continuous execution, and the related services and movie content to television operators, telecommunications companies and broadcast television companies. Revenues from sales of systems are recognized upon shipment provided title and risk of loss has passed to the customer, there is evidence of an arrangement, fees are fixed or determinable and collection of the related receivable is probable. Installation, project management and training revenue is deferred and recognized as these services are performed. Revenue from technical support and maintenance is deferred and recognized ratably over the period of the related agreements, generally twelve months. Customers are billed for installation, project management, training and maintenance at the time of the product sale. Revenue from content fees, primarily movies, is recognized based on the volume of monthly purchases that are made by hotel guests. Revenue from product development contract services is recognized based on the time and materials incurred to complete the work.

SeaChange's transactions frequently involve the sales of systems and services under multiple element arrangements. Systems sales always include one year of free technical support and maintenance services. Revenue under multiple element arrangements is allocated to all elements except systems based upon the fair value of those elements. The amounts allocated to training, project management, technical support and maintenance content fees is based upon the price charged when these elements are sold separately and unaccompanied by the other elements. The amount allocated to installation revenue is based upon hourly rates and the estimated time required to complete the service. The amount allocated to systems is done on a residual method basis. Under this method, the total arrangement value is allocated first to undelivered elements, based on their fair values, with the remainder being allocated to systems revenue. Installation, training and project management services are not essential to the functionality of systems as these services do not alter the equipment's capabilities, are available from other vendors and the systems are standard products.

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

In April 2000, SeaChange's Board of Directors voted to change SeaChange's fiscal accounting year from December 31 to January 31, such that the current fiscal year began on February 1, 2000 and will end on January 31, 2001.

Revenues

Systems. SeaChange's systems revenues consist of sales within its digital advertising insertion, broadcast and interactive television segments. Systems revenues decreased 1% from $16.9 million in the three months ended March 31, 1999 to $16.7 million in the three months ended March 31, 2000. Revenues from the digital advertising insertion segment, which accounted for 49% and 60% of total revenues in the three months ended March 31, 2000 and 1999, respectively, decreased from $12.5 million in 1999 to $10.8 million in 2000. Broadcast system segment revenues were $3.3 million in the three months ended March 31, 2000 compared to $4.1 million in the three months ended March 31, 1999. This decrease in both the digital advertising insertion and broadcast segment revenues is primarily attributable to a shift in the timing of orders by U.S. customers between quarters this year versus the previous year. Interactive television segment revenues increased from $326,000 in the three months ended March 31, 1999 to $2.5 million in the three months ended March 31, 2000. The higher revenue reflects the introduction of the residential video on demand products in the third quarter of 1999. SeaChange expects future revenue growth, if any, to come principally from the broadcast and the interactive television segments.

Services. SeaChange's services revenues consist of fees for installation, training, project management, technical support and maintenance services, product development services and movie content fees. SeaChange's services revenues increased 36% to $5.3 million in three months ended March 31, 2000 from $3.9 million in the three months ended March 31, 1999. This increase in services revenues primarily resulted from the renewals for technical support and maintenance, price increases on certain annual maintenance and the impact of a growing installed base of systems.

For the three month periods ended March 31, 2000 and 1999, certain customers accounted for more than 10% of SeaChange's total revenues. Single customers accounted for 17% and 15% of total revenues in three months ended March 31, 2000 and 17%, 16% and 14% of total revenues in the three months ended March 31, 1999. Revenue from these customers was primarily within the digital advertising insertion segment. SeaChange believes that revenues from current and future large customers will continue to represent a significant proportion of total revenues.

International sales accounted for approximately 16% of total revenues in the three month periods ended March 31, 2000 and 1999. SeaChange expects that international sales will remain a significant portion of SeaChange's business in the future. As of March 31, 2000, substantially all sales of SeaChange's products were made in United States dollars. SeaChange does not expect to change this practice in the foreseeable future. Therefore, SeaChange has not experienced, nor does it expect to experience in the near term, any material impact from fluctuations in foreign currency exchange rates on its results of operations or liquidity. If this practice changes in the future, SeaChange will reevaluate its foreign currency exchange rate risk.


Gross Profit

Systems. Costs of systems revenues consist primarily of the cost of purchased components and subassemblies, labor and overhead relating to the final assembly and testing of complete systems and related expenses. Costs of systems revenues decreased 7% from $9.9 million in the three months ended March 31, 1999 to $9.2 million in the three months ended March 31, 2000. In the three months ended March 31, 2000, the decrease in costs of systems revenues reflects lower systems revenue and a higher margin product mix. SeaChange expects cost of systems revenues for the broadcast and interactive television to be higher as a percentage of revenues as the products are first deployed and to decrease as a percentage of revenues as the revenue level increases and SeaChange improves its manufacturing and material purchasing efficiencies.

Systems gross profit as a percentage of systems revenues was 45% and 42% in the three months ended March 31, 2000 and 1999, respectively. The increase in systems gross profit in the three month ended March 31, 2000 was primarily due to lower material and labor costs as a percentage of systems revenue. Gross profit for the digital advertising insertion segment improved from 42% for the three months ended March 31, 1999 to 45% for the three months ended March 31, 2000 while gross profit for the broadcast segment decreased to 40% for the three months ended March 31, 2000 compared to 43% for the three months ended March 31, 1999. The higher revenue level for the interactive television segment resulted in the improvement in gross profit from 29% for the three months ended March 31, 1999 to 52% for the three months ended March 31, 2000. The gross profits in the three months ended March 31, 1999 were impacted by an increase of approximately $288,000 in SeaChange's inventory valuation allowance. SeaChange evaluates inventory levels and expected usage on a periodic basis and provides a valuation allowance for estimated inactive, obsolete and surplus inventory.

Services. Costs of services revenues consist primarily of labor, materials and overhead relating to the installation, training, product maintenance and technical support services provided by SeaChange and costs associated with providing movie content. Costs of services revenues increased 21% from $3.4 million in the three months ended March 31, 1999 to $4.2 million in the three months ended March 31, 2000, primarily as a result of the costs associated with SeaChange hiring and training additional service personnel to provide worldwide support for the growing installed base of digital advertising insertion, broadcast and interactive television systems and costs associated with providing movie content. Services gross profit as a percentage of services revenue was 22% in the three months ended March 31, 2000 and 11% in the three months ended March 31, 1999. Improvements in the services gross profit in the three months ended March 31, 2000 reflects the increase in the installed base of systems, the impact of price increases on certain annual maintenance and the completion of certain high margin product development contracts. SeaChange expects that it will continue to experience fluctuations in gross profit as a percentage of services revenue as a result of the timing of revenues from product and maintenance support and other services to support the growing installed base of systems and the timing of costs associated with SeaChange's ongoing investment required to build a service organization to support the installed base of systems and new products.

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

Selling and Marketing. Selling and marketing expenses consist primarily of compensation expenses, including sales commissions, travel expenses and certain promotional expenses. Selling and marketing expenses increased 11% to $2.2 million in the three months ended March 31, 2000 from $2.0 million in the three months ended March 31, 1999. The increase was primarily due to the hiring of additional sales personnel for SeaChange's broadcast and interactive television products.

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

Provision for Income Taxes. SeaChange's effective tax provision rate was 32% in the three months ended March 31, 2000.

SeaChange had net deferred tax assets of $2.9 million at March 31, 2000. SeaChange has made the determination it is more likely than not that it will realize the benefits of the net deferred tax assets.

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

Net cash provided by financing activities was approximately $2.4 million for the three months ended March 31, 2000. Net cash used in financing activities was approximately $1.9 million for the three months ended March 31, 1999. In the three months ended March 31, 2000, the cash provided by financing included $2.0 million of borrowings under the equipment line of credit and $700,000 received in connection with the issuance of common stock pursuant to the exercise of stock options. During the same period, cash used in financing activities included approximately $300,000 in principal payments under SeaChange's equipment line of credit and capital lease obligations.

SeaChange had a $6.0 million revolving line of credit and a $5.0 million equipment line of credit with a bank. The revolving line of credit expired in March 2000 and the ability of SeaChange to make purchases applied to the equipment line of credit expired in March 2000. SeaChange is currently in the process of renewing both lines of credit. Borrowings under the lines of credit are secured by substantially all of SeaChange's assets. Loans made under the revolving line of credit would generally bear interest at a rate per annum equal to the bank's base rate plus .5%. Loans made under the equipment line of credit bear interest at a rate per annum equal to the bank's base rate plus 1.0% (9.5% at March 31, 2000). The loan agreement relating to the lines of credit requires that SeaChange provide the bank with certain periodic financial reports and comply with certain financial ratios including the maintenance of total liabilities, excluding deferred revenue, to net worth of at least .80 to 1.0. At March 31, 2000 SeaChange was in compliance with all covenants. As of March 31, 2000, there were no borrowings against the line of credit and borrowings outstanding under the equipment line of credit were $3.5 million.

  SeaChange believes that existing funds together with proceeds to be received from SeaChange's sale of its Common Stock to Microsoft Corporation pursuant to a binding letter of intent are adequate to satisfy its working capital and capital expenditure requirements for the foreseeable future.

  SeaChange had no material capital expenditure commitments as of March 31, 2000.

  Effects of Inflation

  Management believes that financial results have not been significantly impacted by inflation and price changes.

  Recent Accounting Pronouncements.

  In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments, including derivative instruments embedded in other contracts, collectively referred to as derivatives, and for hedging activities. SeaChange will adopt SFAS 133 as required by SFAS 137, "Deferral of the Effective Date of FASB Statement No. 133", in fiscal year 2001. To date SeaChange has not utilized derivative instruments or hedging activities and, therefore, the adoption of SFAS 133 is not expected to have a material impact on SeaChange's financial position or results of operations.

  In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." SAB 101 summarizes the SEC's view in applying generally accepted accounting principles to selected revenue recognition issues. The application of the guidance in SAB 101 is required in SeaChange's second quarter of its current fiscal year. The effects of applying this guidance, if any, will be reported as a cumulative effect adjustment resulting in a change in accounting principle. SeaChange's evaluation of SAB 101 is not yet complete.

  In March 2000, the Financial Accounting Standards Board issued FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation--an interpretation of APB Opinion No. 25" ("FIN 44"). FIN 44 clarifies the application of APB Opinion No. 25 and is effective July 1, 2000, but certain conclusions in FIN 44 cover specific events that occurred after either December 15, 1998 or January 12, 2000. SeaChange does not expect the application of FIN 44 to have a material impact on SeaChange's financial position or results of operations.


ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk

SeaChange faces exposure to financial market risks, including adverse movements in foreign currency exchange rates and changes in interest rates. These exposures may change over time as business practices evolve and could have a material adverse impact on SeaChange's financial results. SeaChange's primary exposure has been related to local currency revenue and operating expenses in Europe and Asia. Historically, SeaChange has not hedged specific currency exposures as gains and losses on foreign currency transactions have not been material to date. At March 31, 2000, SeaChange had $3,475,000 outstanding related to variable rate U.S. dollar denominated debt. The carrying value of these short-term borrowings approximates fair value due to the short maturities of these instruments. Assuming a hypothetical 10% adverse change in the interest rate, interest expense on these short-term borrowings would increase by $33,000.

The carrying amounts reflected in the consolidated balance sheet of cash and cash equivalents, trade receivables, and trade payables approximates fair value at March 31, 2000 due to the short maturities of these instruments.

SeaChange maintains investment portfolio holdings of various issuers, types, and maturities. SeaChange's cash and marketable securities include cash equivalents, which SeaChange considers investments to be purchased with original maturities of three months or less given the short maturities and investment grade quality of the portfolio holdings at March 31, 2000, a sharp rise in interest rates should not have a material adverse impact on the fair value of SeaChange's investment portfolio. As a result, SeaChange does not currently hedge these interest rate exposures.

                          PART II.  OTHER INFORMATION

ITEM 1.  Legal Proceedings

On March 17, 2000, Beam Laser Systems, Inc. and Frank L. Beam instituted a claim (Civil Action No. 2:00-CV-195) in the federal courts in the Eastern District of Virginia against one of SeaChange's customers, Cox Communications, Inc. Beam Laser is seeking both an injunction and monetary damages from the defendants in that case. The defendants have made a counterclaim against Beam Laser seeking a declaration of non-infringement, invalidity and unenforceability of the two patents held by Beam Laser that are at question. In addition, SeaChange has agreed to indemnify its customer for claims brought against the customer that are related to the customer's use of SeaChange's products.

On June 14, 1999, SeaChange filed a defamation complaint against Jeffery Putterman, Lathrop Investment Management, Inc. and Concurrent Computer Corporation in the Circuit Court of Pulaski County, Arkansas alleging that the defendants conspired to injure the business and reputation of SeaChange in the marketplace. The complaint further alleges that Mr. Putterman and Lathrop Investment Management, Inc. defamed SeaChange through false postings on an Internet message board. The complaint seeks unspecified amounts of compensatory and punitive damages.

SeaChange cannot be certain of the outcome of the foregoing litigation, but does plan to oppose allegations against it and assert its claims against other parties vigorously. In addition, as these claims are in the early stages of discovery and certain claims for damages are as yet unspecified, SeaChange is unable to estimate the impact to its business, financial condition, and results of operations or cash flows.

ITEM 6.  Exhibits and Reports on Form 8-K

     (b) Reports on Form 8-K On January 14, 2000, SeaChange filed a Form 8-K with the SEC with disclosure therein under Items 2, 5 and 7 of Form 8-K relating to SeaChange's acquisition on December 30, 1999 of all of the outstanding capital stock of Digital Video Arts, Ltd. and SeaChange's three for two stock split in the form of a dividend on December 27, 1999.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, SeaChange International, Inc. has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  February 28, 2001

                         SEACHANGE INTERNATIONAL, INC.

                              by: /s/ William L. Fiedler
                              --------------------------

                                        William L. Fiedler
                              Vice President, Finance and Administration,
                                  Chief Financial Officer and Treasurer
                              (Principal Financial and Accounting Officer;
                                        Authorized Officer)