Form 10-Q
period 2000-04-30
SEACHANGE INTERNATIONAL INC
filed 2001-03-01
CIK 1019671

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                   FORM 10-Q

(Mark One)

   X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
  - -     OF THE SECURITIES EXCHANGE ACT OF 1934
          For the quarterly period ended April 30, 2000

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

YES __X___  NO _______

The number of shares outstanding of the registrant's Common Stock on April 30, 2000 was 21,465,343.

================================================================================

                         SEACHANGE INTERNATIONAL, INC.

                               Table of Contents

PART I.   FINANCIAL INFORMATION                                                                   Page
                                                                                                  ----
          Item 1.  Consolidated Financial Statements

          Consolidated Balance Sheet
           at April 30, 2000, January 31, 2000 and December 31, 1999..........................     3

          Consolidated Statement of Operations
           Three months ended April 30, 2000 and April 30, 1999
           and one month ended April 30, 2000,
           April 30, 1999, January 31, 2000 and January 31, 1999.............................      4

          Consolidated Statement of Cash Flows
           Three months ended April 30, 2000 and April 30, 1999
           and one month ended April 30, 2000, April 30, 1999,
           January 31, 2000 and January 31, 1999.............................................      5

          Notes to Consolidated Financial Statements.........................................    6-9

          Item 2. Management's Discussion and Analysis
          of Financial Condition and Results of Operations...................................  10-16

          Item 3. Quantitative and Qualitative Disclosures About
                  Market Risk................................................................     16

PART II.  OTHER INFORMATION

          Item 1. Legal Proceedings.........................................................      16

          Item 6. Exhibits and Reports on Form 8-K...........................................     17


SIGNATURES...................................................................................     18

EXHIBIT INDEX................................................................................     19

Item 1.  Financial Statements

                         SeaChange International, Inc.
                          Consolidated Balance Sheet
                   (in thousands, except share-related data)

                                                                  April 30,      January 31,     December 31,
                                                                  ---------      -----------     ------------
                                                                     2000           2000             1999
                                                                     ----           -----            -----

Assets
Current assets
  Cash and cash equivalents                                      $   1,042       $   2,721         $  11,318
  Accounts receivable, net of allowance for doubtful
    accounts of $821 at April 30, 2000 and
    $908 at January 31, 2000 and December 31, 1999                  16,442          16,756            17,840
  Inventories                                                       22,770          20,089            17,128
  Prepaid expenses and other current assets                          2,093           1,634             1,568
  Deferred income taxes                                              3,400           3,400             2,243
                                                                 ---------       ---------         ---------

  Total current assets                                              45,747          44,600            50,097

Property and equipment, net                                         11,517          10,492            10,538
Other assets                                                           863             869               884
Goodwill and intangibles, net                                          648             751               785
                                                                 ---------       ---------         ---------

                                                                 $  58,775       $  56,712         $  62,304
                                                                 =========       =========         =========
Liabilities and Stockholders' Equity
Current liabilities
  Current portion of equipment line of credit
    and obligations under capital lease                          $   1,716       $   1,045         $   1,048
  Accounts payable                                                  10,588          10,451            15,038
  Accrued expenses                                                   1,900           2,776             3,499
  Customer deposits                                                  2,287           2,428             2,092
  Deferred revenue                                                   6,339           6,292             4,380
  Income taxes payable                                                 457             625               675
                                                                 ---------       ---------         ---------
    Total current liabilities                                       23,287          23,617            26,732
                                                                 ---------       ---------         ---------
Long-term equipment line of credit and
  obligations under capital lease                                    2,160           1,144             1,231
                                                                 ---------       ---------         ---------

Commitments and contingencies (Note 8)

Stockholders' Equity
Common stock, $.01 par value; 100,000,000
  shares authorized; 21,465,343, 21,300,185 and
   21,285,855 shares issued at April 30, 2000,
    January 31, 2000 and December 31, 1999, respectively               214             213               213
Additional paid-in capital                                          36,768          35,696            35,634
Accumulated deficit                                                 (3,549)         (3,898)           (1,440)
Treasury stock, 60,750 shares                                           (1)             (1)               (1)
Accumulated other comprehensive loss                                  (104)            (59)              (65)
                                                                 ---------       ---------         ---------
    Total stockholders' equity                                      33,328          31,951            34,341
                                                                 ---------       ---------         ---------

                                                                 $  58,775       $  56,712         $  62,304
                                                                 =========       =========         =========

 The accompanying notes are an integral part of these consolidated financial statements.

                         SeaChange International, Inc.
                     Consolidated Statement of Operations
                     (in thousands, except per share data)


                                                    Three months ended                          One month ended
                                                 -----------------------     --------------------------------------------------
                                                 April 30,     April 30,     April 30,   April 30,    January 31,   January 31,
                                                 ---------     ---------     ---------   ---------    -----------   -----------
                                                    2000          1999          2000        1999          2000          1999
                                                    ----          ----          ----        ----          ----          ----
Revenues
  Systems                                         $16,868       $17,434        $   422     $ 1,207       $   226       $   697
  Services                                          5,468         3,855          1,654       1,180         1,484         1,211
                                                  -------       -------        -------     -------       -------       -------

                                                   22,336        21,289          2,076       2,387         1,710         1,908
                                                  -------       -------        -------     -------       -------       -------

Costs of revenues
  Systems                                           9,272        10,073            709         870           633           670
  Services                                          4,232         3,424          1,516       1,029         1,445         1,049
                                                  -------       -------        -------     -------       -------       -------
                                                   13,504        13,497          2,225       1,899         2,078         1,719
                                                  -------       -------        -------     -------       -------       -------

Gross profit (loss)                                 8,832         7,792           (149)        488          (368)          189
                                                  -------       -------        -------     -------       -------       -------

  Operating expenses
  Research and development                          4,353         4,249          1,632       1,453         1,764         1,324
  Selling and marketing                             2,490         2,126          1,302         652         1,034           522
  General and administrative                        1,503         1,388            536         447           457           447
                                                  -------       -------        -------     -------       -------       -------
                                                    8,346         7,763          3,470       2,552         3,255         2,293
                                                  -------       -------        -------     -------       -------       -------

  Income (loss) from operations                       486            29         (3,619)     (2,064)       (3,623)       (2,104)

Interest income, net                                   25             5              7           3             9             9
                                                  -------       -------        -------     -------       -------       -------

  Income (loss) before income taxes                   511            34         (3,612)     (2,061)       (3,614)       (2,095)

Provision (benefit) for income taxes                  162            33         (1,157)       (659)       (1,156)         (691)
                                                  -------       -------        -------     -------       -------       -------

  Net income (loss)                               $   349       $     1        $(2,455)    $(1,402)      $(2,458)      $(1,404)
                                                  =======       =======        =======     =======       =======       =======

Basic and diluted earnings (loss) per share       $  0.02       $  0.00        $ (0.11)    $ (0.07)      $ (0.12)      $ (0.07)
                                                  =======       =======        =======     =======       =======       =======

Shares used in calculating:

  Basic earnings per share                         21,390        20,930         21,434      20,957        21,269        20,901
                                                  =======       =======        =======     =======       =======       =======

  Diluted earnings per share                       22,979        21,103         21,434      20,957        21,269        20,901
                                                  =======       =======        =======     =======       =======       =======

 The accompanying notes are an integral part of these consolidated financial statements.

                         SeaChange International, Inc.
                      Consolidated Statement of Cash Flows
              INCREASE IN CASH AND CASH EQUIVALENTS (IN THOUSANDS)

                                        For the three months ended                     For the one month ended
                                        --------------------------      -----------------------------------------------------
                                         April 30,      April 30,       April 30,    April 30,     January 31,    January 31,
                                         ---------      ---------       ---------    ---------     -----------    -----------
                                            2000           1999            2000         1999           2000           1999
                                            ----           ----            ----         ----           ----           ----
Cash flows from operating activities
   Net income (loss)                       $   349       $  1           $(2,455)      $(1,402)       $(2,458)       $(1,404)
   Adjustments to reconcile net income
   (loss) to net cash provided by
   (used in) operating activities:
       Depreciation and amortization         1,113        1,006             391           342            355            379
       Deferred income taxes                    --           --          (1,157)         (659)        (1,156)          (691)
       Changes in operating assets
       and liabilities:
       Accounts receivable                     314         (983)          4,429         4,479          1,084          5,019
       Inventories                          (2,501)         420          (2,360)       (2,692)        (2,961)        (1,630)
       Prepaid expenses and other assets      (498)         125             123          (593)           (46)          (743)
       Accounts payable                        137          573          (3,972)       (2,226)        (4,587)        (2,678)
       Accrued expenses                       (876)         328            (329)         (375)          (723)          (652)
       Customer deposits                      (141)         857              14         1,138            336            188
       Deferred revenue                         47          (88)           (703)         (656)         1,912          1,037
       Income taxes payable                   (168)         130             (50)           --            (50)          (115)
                                           -------       ------         -------       -------        -------        -------
   Net cash provided by (used in)
   operating activities                     (2,224)       2,369          (6,069)       (2,644)        (8,294)        (1,290)
                                           -------       ------         -------       -------        -------        -------

Cash flows from investing activities
   Purchases of property and equipment      (2,215)        (334)           (535)          (54)          (275)           (62)
                                           -------       ------         -------       -------        -------        -------

   Net cash used in investing activities    (2,215)        (334)           (535)          (54)          (275)           (62)
                                           -------       ------         -------       -------        -------        -------

Cash flows from financing activities
   Proceeds from borrowings under
   equipment line of credit                  2,000           --              --            --             --             --
   Repayments under line of credit
   and equipment line of credit               (247)        (123)           (127)          (41)           (72)        (2,039)
   Repayments of obligation under
   capital lease                               (66)         (11)            (15)           (5)           (18)           (11)
   Proceeds from issuance of common
   stock                                     1,073          200             386            36             62             50
                                           -------       ------         -------       -------        -------        -------

   Net cash provided by (used in)
   financing activities                      2,760           66             244           (10)           (28)        (2,000)
                                           -------       ------         -------       -------        -------        -------

   Net increase (decrease) in cash and
   cash equivalents                         (1,679)       2,101          (6,360)       (2,708)        (8,597)        (3,352)
   Cash and cash equivalents,
   beginning of period                       2,721        2,090           7,402         6,899         11,318          5,442
                                           -------       ------         -------       -------        -------        -------
   Cash and cash equivalents, end of
   period                                  $ 1,042       $4,191         $ 1,042       $ 4,191        $ 2,721        $ 2,090
                                           =======       ======         =======       =======        =======        =======

  Supplemental disclosure of noncash
  activity:
  Transfer of items originally classified
  as inventories to fixed assets           $    --       $  731         $    --       $   111        $    --        $   109
  Transfer of items originally classified
  as fixed assets to inventories           $   180       $  109         $    77       $    53        $    --        $    --



  The accompanying notes are an integral part of these consolidated financial statements.

                     SEACHANGE INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           (unaudited; in thousands, except share and per share data)

1.   Basis of Presentation

     The accompanying unaudited consolidated financial statements include the accounts of SeaChange International, Inc. and its subsidiaries. SeaChange believes that the unaudited consolidated financial statements reflect all adjustments (consisting of only normal recurring adjustments), necessary for a fair statement of SeaChange's financial position, results of operations and cash flows at the dates and for the periods indicated. The results of operations for the periods presented are not necessarily indicative of results expected for the full fiscal year or any other future periods. The unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes for the year ended December 31, 1999, included in SeaChange's Annual Report on Form 10-K for such fiscal year.

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

3.   Earnings Per Share

     For the one month ended April 30, 2000, April 30, 1999, January 31, 2000 and January 31, 1999 common shares of 1,578,000, 323,000, 1,674,000 and
     157,000, respectively, issuable upon the exercise of stock options, are antidilutive because SeaChange recorded a net loss for the period, and therefore, have been excluded from the diluted earnings per share computation.

     Below is a summary of the shares used in calculating basic and diluted earnings per share for the periods indicated:

                                            Three months ended                                One month ended
                                            ------------------          -----------------------------------------------------------
                                         April 30,       April 30,        April 30,       April 30,     January 31,     January 31,
                                        -------------------------------------------------------------------------------------------
                                           2000            1999             2000             1999           2000           1999
                                        -------------------------------------------------------------------------------------------
Weighted average shares used in         21,390,000      20,930,000       21,434,000       20,957,000     21,269,000      20,901,000
calculating earnings per share-
Basic..........................

Dilutive stock options                   1,589,000         173,000               --               --             --              --
 ......................................
                                        -------------------------------------------------------------------------------------------
Weighted average shares used in
calculating earnings per share- Diluted 22,979,000      21,103,000       21,434,000       20,957,000     21,269,000      20,901,000
 .....................
                                        ==========      ==========       ==========       ==========     ==========      ==========

                         SEACHANGE INTERNATIONAL, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          (unaudited; in thousands, except share and per share data)

4.   Inventories

       Inventories consist of the following:
                                                                               April 30,  January 31,  December 31,
                                                                                 2000       2000          1999
                                                                            --------------------------------------
       Components and assemblies                                              $  19,679    $  17,602     $  14,739
       Finished products                                                          3,091        2,487         2,389
                                                                            --------------------------------------
                                                                              $  22,770    $  20,089     $  17,128
                                                                              =========    =========     =========


5.   Comprehensive Income (Loss)

     SeaChange's comprehensive income (loss) was as follows:

                                                          Three months ended                     One month ended
                                                          ------------------     --------------------------------------------------
                                                         April 30,    April 30,    April 30,    April 30,  January 31,   January 31,
                                                    ---------------------------  ---------------------------------------------------
                                                           2000         1999         2000         1999        2000          1999
                                                    ---------------------------  ---------------------------------------------------
Net income (loss)                                          $ 349        $   1      $(2,455)      $(1,402)    $(2,458)       $(1,404)
Other comprehensive income (expense), net of
tax:
   Foreign currency translation adjustment, net of
    tax of $(14), ($42), $(1) , $(4), $2 and $8,             (31)          20           (2)          (10)          4             17
   respectively
                                                    ---------------------------  ---------------------------------------------------
Other comprehensive income (expense)                         (31)          20           (2)          (10)          4             17
                                                    ---------------------------  ---------------------------------------------------

Comprehensive income (loss)                                $ 318        $  21      $(2,457)      $(1,412)    $(2,454)       $(1,387)
                                                        ========      =======     ========      ========    ========       ========



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

7.     Segment Information

     SeaChange has three reportable segments: broadband systems, broadcast systems and services. The broadband systems segment provides products to digitally manage, store and distribute digital video for television operators and telecommunications companies. The broadcast systems segment provides products for the storage, archival, on-air playback of advertising and other video programming for the broadcast television industry. The service segment provides installation, training, product management, post-contract support services for all of the above systems and content which is distributed by the broadband product segment. SeaChange does not measure the assets allocated to the segments. SeaChange measures results of the segments based on the respective gross profits. There were no inter-segment sales or transfers. Long-lived assets are principally located in the United States. SeaChange has changed its reportable segments from the prior quarter and prior year-end and has reclassed prior period amounts to conform to these current segments. The following summarizes the revenues and cost of revenues by reportable segment:


                                        Three months ended                          One month ended
                                     ------------------------    -------------------------------------------------------
                                       April 30,   April 30,     April 30,     April 30,     January 31,    January 31,
                                         2000         1999          2000          1999           2000           1999
                                     -----------   ----------    -----------   ----------    ------------   ------------
            Revenues
              Broadband                  $13,591      $14,337        $  414        $1,011          $  190         $  467
              Broadcast                    3,277        3,097             8           196              36            230
              Services                     5,468        3,855         1,654         1,180           1,484          1,211
                                     -----------   ----------   -----------   -----------     -----------    -----------
              Total                      $22,336      $21,289        $2,076        $2,387          $1,710         $1,908
                                     -----------   ----------   -----------   -----------     -----------    -----------

            Costs of revenues
              Broadband                  $ 7,422      $ 8,295        $  709        $  719          $  503         $  463
              Broadcast                    1,850        1,778            --           151             130            207
              Services                     4,232        3,424         1,516         1,029           1,445          1,049
                                     -----------   ----------   -----------   -----------     -----------    -----------
              Total                      $13,504      $13,497        $2,225        $1,899          $2,078         $1,719
                                     -----------   ----------   -----------   -----------     -----------    -----------

The following summarizes revenues by geographic locations:

            Revenues
            United States                $18,811      $18,272        $1,851        $1,960          $1,398         $1,185
             Canada and                                                                                44            626
            South America                  1,562          275            75            45
            Europe                         1,735        1,843           108           239             234             19
            Asian Pacific and
            rest of world                    228          899            42           143              34             78
                                     -----------  -----------  ------------  ------------     -----------    -----------
                                         $22,336      $21,289        $2,076        $2,387          $1,710         $1,908
                                     -----------  -----------  ------------  ------------     -----------    -----------

       For the three months ended April 30, 2000 and 1999 and the one month period ended April 30, 2000, April 30, 1999, January 31, 2000 and January 31, 1999, certain customers accounted for more than 10% of SeaChange's revenue. Individual customers accounted for 15% and 13% of revenues in the three months ended April 30, 2000, 18%, 17% and 14% of revenues in the three months ended April 30, 1999, 13%, 12% and 10% in the one month ended April 30, 2000, 24%, 14% and 10% in the one month ended April 30, 1999, 16% and 11% in the one month ended January 31, 2000 and 17%, 12% and 10% in the one month ended January 31, 1999.

                         SEACHANGE INTERNATIONAL, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          (unaudited; in thousands, except share and per share data)

8.   Legal Proceedings

     On March 17, 2000, Beam Laser Systems, Inc. and Frank L. Beam instituted a claim (Civil Action No. 2:00-CV-195) in the federal courts in the Eastern District of Virginia against one of SeaChange's customers, Cox Communications, Inc. Beam Laser has asserted that the ad insertion technology, which includes SeaChange's spot ad insertion system, used by Cox Communications, CableRep and CoxCom infringes two of the patents held by Beam Laser (Patents No. 4,814,883 and 5,200,825). Beam Laser is seeking both an injunction and monetary damages from the defendants in that case. The defendants have made a counterclaim against Beam Laser seeking a declaration of non-infringement, invalidity and unenforceability of the two patents held by Beam Laser that are at question. On May 19, 2000, SeaChange filed a motion seeking to intervene in the action between its customer and Beam Laser, and to transfer the case to the District Court of Massachusetts. In addition, SeaChange has agreed to indemnify its customer for claims brought against the customer that are related to the customer's use of SeaChange's products.

     On June 13, 2000, SeaChange filed in the United States District Court for the District of Delaware a lawsuit against one of its competitors, nCube Corp., whereby SeaChange alleged that nCube's MediaCube-4 product infringed a patent held by SeaChange (Patent No. 5,862,312). In instituting the claim, SeaChange sought both a permanent injunction and damages in an unspecified amount. nCube made a counterclaim against SeaChange that the patent held by SeaChange was invalid and that nCube's MediaCube-4 product did not infringe SeaChange's patent.

     On June 14, 1999, SeaChange filed a defamation complaint against Jeffrey Putterman, Lathrop Investment Management, Inc. and Concurrent Computer Corporation in the Circuit Court of Pulaski County, Arkansas alleging that the defendants conspired to injure SeaChange's business and reputation in the marketplace. The complaint further alleges that Mr. Putterman and Lathrop Investment Management, Inc. defamed SeaChange through false postings on an Internet message board. The complaint seeks unspecified amounts of compensatory and punitive damages. On June 14, 2000, Concurrent filed a counterclaim under seal against SeaChange seeking unspecified damages. These motions are currently pending and no trial date has been set.

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

9.   Fiscal Year Change

     In April 2000, SeaChange's Board of Directors voted to change SeaChange's fiscal accounting year from December 31 to January 31, such that SeaChange's current fiscal year began on February 1, 2000 and will end on January 31, 2001. SeaChange has recast its financial statements to present the comparable prior year periods to conform to the current year fiscal periods.

10.  Microsoft Investment

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

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Factors That May Affect Future Results

        Any statements contained in this Form 10-Q that do not describe historical facts, including without limitation statements concerning expected revenues, earnings, product introductions and general market conditions, may constitute forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. Any such forward-looking statements contained herein are based on current expectations, but are subject to a number of risks and uncertainties that may cause actual results to differ materially from expectations. The factors that could cause actual future results to differ materially from current expectations include the following: SeaChange's ability to integrate the operations of acquired subsidiaries; fluctuations in demand for SeaChange's products and services; SeaChange's ability to manage its growth; SeaChange's ability to develop, market and introduce new and enhanced products and services on a timely basis; the rapid technological change which characterizes SeaChange's markets; SeaChange's significant concentration of customers; SeaChange's dependence on certain sole source suppliers and third-party manufacturers; the risks associated with international sales as SeaChange expands its markets; and the ability of SeaChange to compete successfully in the future. Further information on factors that could cause actual results to differ from those anticipated is detailed in various filings made by SeaChange from time to time with the Securities and Exchange Commission, including but not limited to, those appearing under the caption "Certain Risks Affecting Our Business" in SeaChange's Annual Report on Form 10-K for the year ended December 31, 1999. Any forward-looking statements should be considered in light of those factors.

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

     In April 2000, SeaChange's Board of Directors voted to change SeaChange's fiscal accounting year from December 31 to January 31, such that the current fiscal year began on February 1, 2000 and will end on January 31, 2001. SeaChange has recast its financial statements to present the comparable prior year periods to conform to the current year fiscal periods.

     Three Months Ended April 30, 2000 Compared to the Three Months Ended April 30, 1999

     Revenues

     Systems. SeaChange's systems revenues consist of sales within its broadband segment (primarily digital advertising insertion and interactive television systems) and its broadcast segment. Systems revenues decreased 3% from $17.4 million in the three months ended April 30, 1999 to $16.9 million in the three months ended April 30, 2000. Revenues from the broadband segment, which accounted for 61% and 67% of total revenues in the three months ended April 30, 2000 and 1999, respectively, decreased from $14.3 million in 1999 to $13.6 million in 2000. This decrease in broadband revenues is primarily attributable to a shift in the timing of orders by U.S. cable operators between quarters this year versus the previous year. SeaChange expects future growth, if any, in the broadband business to come primarily from its interactive television systems. Broadcast system segment revenues were $3.2 million in the three months ended April 30, 2000 compared to $3.1 million in the three months ended April 30, 1999.

     Services. SeaChange's services revenues consist of fees for installation, training, project management, technical support and maintenance contract services, product development services and movie content fees. SeaChange's services revenues increased 42% to $5.5 million in the three months ended April 30, 2000 from $3.9 million in the three months ended April 30, 1999. This increase in services revenues primarily resulted from the renewals of technical support and maintenance contracts, price increases on certain technical support and maintenance contracts, the impact of a growing installed base of systems and a higher level of product development services.

     For the three-month periods ended April 30, 2000 and April 30, 1999, a limited number of our customers each accounted for more than 10% of SeaChange's total revenues. Single customers accounted for 15% and 13% of total revenues in three months ended April 30, 2000 and 18%, 17% and 14% of total revenues in the three months ended April 30, 1999. Revenue from these customers was primarily in the broadband segment. SeaChange believes that revenues from current and future large customers will continue to represent a significant proportion of total revenues.

     International sales accounted for approximately 16% and 14% of total revenues in the three-month periods ended April 30, 2000 and April 30, 1999, respectively. SeaChange expects that international sales will remain a significant portion of SeaChange's business in the future. As of April 30, 2000, substantially all sales of SeaChange's products were made in United States dollars. SeaChange does not expect to change this practice in the foreseeable future. Therefore, SeaChange has not experienced, nor does it expect to experience in the near term, any material impact from fluctuations in foreign currency exchange rates on its results of operations or liquidity. If this practice changes in the future, SeaChange will reevaluate its foreign currency exchange rate risk.

     Gross Profit

     Systems. Costs of systems revenues consist primarily of the cost of purchased components and subassemblies, labor and overhead relating to the final assembly and testing of complete systems and related expenses. Costs of systems revenues decreased 8% from $10.1 million in the three months ended April 30, 1999 to $9.3 million in the three months ended April 30, 2000. In the three months ended April 30, 2000, the decrease in costs of systems revenues reflects lower systems revenue and improved manufacturing efficiencies and lower material costs through improved purchasing efficiencies primarily within the digital advertising insertion products. SeaChange expects cost of systems revenues for the interactive television products within the broadband segment to be higher as a percentage of revenues as the products are first deployed and to decrease as a percentage of revenues as the revenue level increases and SeaChange improves its manufacturing and material purchasing efficiencies.

     Systems gross profit as a percentage of systems revenues was 45% and 42% in the three months ended April 30, 2000 and April 30, 1999, respectively. The increase in systems gross profit in the three month ended April 30, 2000 was primarily due to lower material and other manufacturing costs as a percentage of systems revenue within the broadband segment and specifically for system revenues for the digital advertising insertion products. Gross profit for the broadband segment improved from 42% for the three months ended April 30, 1999 to 45% for the three months ended April 30, 2000 while gross profit for the broadcast segment increased to 44% for the three months ended April 30, 2000 compared to 43% for the three months ended April 30, 1999.

     Services. Costs of services revenues consist primarily of labor, materials and overhead relating to the installation, training, project management, product development, and technical support and maintenance contract services provided by SeaChange and costs associated with providing movie content. Costs of services revenues increased 24% from $3.4 million in the three months ended April 30, 1999 to $4.2 million in the three months ended April 30, 2000, primarily as a result of increased revenues and the costs associated with SeaChange hiring and training additional service personnel to provide worldwide support for the growing installed base of broadband and broadcast systems and costs associated with providing movie content. Services gross profit as a percentage of services revenue was 23% in the three months ended April 30, 2000 and 11% in the three months ended April 30, 1999. Improvements in the services gross profit in the three months ended April 30, 2000 reflect the increase in the installed base of systems under technical support and maintenance service contracts, price increases on certain annual technical support and maintenance contracts and higher product development revenues. SeaChange expects that it will continue to experience fluctuations in gross profit as a percentage of services revenue as a result of the timing of revenues from technical support and other services to support the growing installed base of systems and the timing of costs associated with SeaChange's ongoing investment required to build a service organization to support the installed base of systems and new products.

     Research and Development. Research and development expenses consist primarily of compensation of development personnel, depreciation of equipment and an allocation of related facilities expenses. Research and development expenses increased 2% from $4.2 million in the three months ended April 30, 1999 to $4.4 million in the three months ended April 30, 2000. The increase in the three months ended April 30, 2000 was primarily attributable to the hiring and contracting of additional development personnel which reflects SeaChange's continuing investment in new products. All internal software development costs to date have been expensed by SeaChange. SeaChange expects that research and development expenses will continue to increase in dollar amount as SeaChange continues its development and support of new and existing products.

     Selling and Marketing. Selling and marketing expenses consist primarily of compensation expenses, including sales commissions, travel expenses and certain promotional expenses. Selling and marketing expenses increased 17% to $2.5 million in the three months ended April 30, 2000 from $2.1 million in the three months ended April 30, 1999. The increase was primarily due to the hiring of additional sales personnel for SeaChange's interactive television and broadcast products and higher tradeshow related costs.

     General and Administrative. General and administrative expenses consist primarily of compensation of executive, finance, human resource and administrative personnel, legal and accounting services and an allocation of related facilities expenses. General and administrative expenses increased 8% from $1.4 million in the three-month period ended April 30, 1999 to $1.5 million in the three-month period ended April 30, 2000. This increase is primarily due to increased legal expenses associated with various litigation matters.

     Interest Income, net. Interest income, net was approximately $25,000 and $5,000 in the three months ended April 30, 2000 and April 30, 1999, respectively. The increase in interest income, net in the three months ended April 30, 2000 primarily resulted from interest income earned on a higher average cash and cash equivalent balance during the period.

     Provision for Income Taxes. SeaChange's effective tax rate was 32% in the three months ended April 30, 2000. The effective tax rate for the three months ended April 30, 2000 was favorably impacted by the utilization of research and development tax credits.

     SeaChange had net deferred tax assets of $3.4 million at April 30, 2000 and January 31, 2000 and $2.2 million at December 31, 1999. SeaChange has made the determination it is more likely than not that it will realize the benefits of the net deferred tax assets.

     One Month Ended April 30, 2000 Compared to the One Month Ended April 30,
     1999

     Revenues

     Systems. Systems revenues decreased 65% from $1.2 million in the one month ended April 30, 1999 to $422,000 in the one month ended April 30, 2000. This decreased systems revenues resulted primarily from the timing of receipt of customer orders and related shipments within both the broadband and broadcast segments.

     Services. SeaChange's services revenues increased 40% from approximately $1.2 million in the one month ended April 30, 1999 to $1.7 million in the one month ended April 30, 2000. This increase in services revenues resulted primarily from renewals of technical support and maintenance contracts, price increases on certain maintenance fees, higher product development revenues and the impact of a growing installed base of systems.

     For the one month period ended April 30, 2000 and April 30, 1999, a limited number of customers each accounted for more than 10% of SeaChange's total revenues. Single customers accounted for 13%, 12% and 10% of total revenues in one month ended April 30, 2000 and 24%,14% and 10% of total revenues in the one month ended April 30, 1999. Revenue from these customers was primarily in the broadband segment. SeaChange believes that revenues from current and future large customers will continue to represent a significant proportion of total revenues.

     International sales accounted for approximately 11% and 18% of total revenues for the one month ended April 30, 2000 and April 30, 1999, respectively. SeaChange expects that international sales will remain a significant portion of revenues of SeaChange in the future. As of April 30, 2000, substantially all sales of SeaChange's products were made in United States dollars. SeaChange does not expect any material change to this practice in the foreseeable future. Therefore, SeaChange has not experienced, nor does it expect to experience in the near term, any material impact from fluctuations in foreign currency exchange rates on its results of operations or liquidity. If this practice changes in the future, SeaChange will reevaluate its foreign currency exchange rate risk.

     Gross Profit

     Systems. Costs of systems revenues decreased 19% from $870,000 in the one month ended April 30, 1999 to $709,000 in the one month ended April 30, 2000. For the one month ended April 30, 2000, the decrease in cost of systems revenues primarily reflects lower systems revenue offset in part by fixed manufacturing labor and overhead costs.

     Systems gross profit as a percentage of systems revenues was a negative 68% in the one month ended April 30, 2000. In the one month ended April 30, 1999, gross profit as a percentage of systems revenues was 28%. The decrease in systems gross profit in 2000 was primarily due to lower systems revenue and higher material and fixed manufacturing costs as a percentage of systems revenues.

     Services. Costs of services revenues increased 47% from approximately $1.0 million in the one month ended April 30, 1999 to $1.5 million in the one month ended April 30, 2000, primarily as a result of the costs associated with SeaChange hiring and training additional service personnel to provide worldwide support for the growing installed base of broadband and broadcast systems and costs associated with providing movie content. Services gross profit as a percentage of services revenue decreased to 8% in the one month ended April 30, 2000 compared to a gross profit margin of 13% in the one month ended April 30, 1999. SeaChange expects that it will continue to experience fluctuations in gross profit as a percentage of services revenue as a result of the timing of revenues from technical support and maintenance and other services to support the growing installed base of systems and the timing of costs associated with SeaChange's ongoing investment required to build a service organization to support the installed base of systems and new products.

     Research and Development. Research and development expenses increased 12% from approximately $1.5 million in the one month ended April 30, 1999 to $1.6 million in the one month ended April 30, 2000. The increase in the dollar amount was primarily attributable to the hiring and contracting of additional development personnel which reflects SeaChange's continuing investment in new products. SeaChange expects that research and development expenses will continue to increase in dollar amount as SeaChange continues its development and support of new and existing products.

     Selling and Marketing. Selling and marketing expenses increased 100% from $652,000 in the one month ended April 30, 1999 to $1.3 million in the one month ended April 30, 2000. This increase is primarily due to the hiring of additional sales personnel for SeaChange's broadcast and interactive television products and higher tradeshow expenses.

     General and Administrative. General and administrative expenses increased 20% from $447,000 in the one month ended April 30, 1999 to $536,000 in the one month ended April 30, 2000.

     Interest Income, net. Interest income, net, was approximately $7,000 and $3,000 in the one month ended April 30, 2000 and April 30,1999, respectively.

   One Month Ended January 31, 2000 Compared to the One Month Ended January 31, 1999

   Revenues

   Systems. Systems revenues decreased 68% from $697,000 in the one month ended January 31, 1999 to $226,000 in the one month ended January 31, 2000. This decreased systems revenues resulted primarily from the timing of receipt of customer orders and related shipment within both the broadband and broadcast segments.

   Services. SeaChange's services revenues increased 23% from approximately $1.2 million in the one month ended January 31, 1999 to $1.5 million in the one month ended January 31, 2000. This increase in services revenues resulted primarily from renewals of technical support and maintenance contracts, higher product development revenues and the impact of a growing installed base of systems.

   For the one month period ended January 31, 2000 and January 31, 1999, a limited number of our customers each accounted for more than 10% of SeaChange's total revenues. Single customers accounted for 16% and 11% of total revenues in one month ended January 31, 2000 and 17%, 12% and 10% of total revenues in the one month ended January 31, 1999. Revenues from these customers were primarily in the broadband segment. SeaChange believes that revenues from current and future large customers will continue to represent a significant proportion of total revenues.

   International sales accounted for approximately 18% and 38% of total revenues for the one month ended January 31, 2000 and January 31, 1999, respectively. SeaChange expects that international sales will remain a significant portion of revenues of SeaChange in the future. As of January 31, 2000, substantially all sales of SeaChange's products were made in United States dollars. SeaChange does not expect any material change to this practice in the foreseeable future. Therefore, SeaChange has not experienced, nor does it expect to experience in the near term, any material impact from fluctuations in foreign currency exchange rates on its results of operations or liquidity. If this practice changes in the future, SeaChange will reevaluate its foreign currency exchange rate risk.

   Gross Profit

   Systems. Costs of systems revenues decreased 6% from $670,000 in the one month ended January 31, 1999 to $633,000 in the one month ended January 31, 2000. For the one month ended January 31, 2000, the decrease in cost of systems revenues primarily reflects lower systems revenue offset in part by fixed manufacturing labor and overhead costs.

   Systems gross profit as a percentage of systems revenues was a negative 180% in the one month ended January 31, 2000. In the one month ended January 31, 1999, gross profit as a percentage of systems revenues was 4%. The decrease in systems gross profit in 2000 was primarily due to lower systems revenue and higher material and fixed manufacturing costs as a percentage of systems revenues.

   Services. Costs of services revenues increased 38% from approximately $1.0 million in the one month ended January 31, 1999 to $1.4 million in the one month ended January 31, 2000, primarily as a result of the costs associated with SeaChange hiring and training additional service personnel to provide worldwide support for the growing installed base of broadband and broadcast systems and costs associated with providing movie content. Services gross profit as a percentage of services revenue decreased to 3% in the one month ended January 31, 2000 compared to a gross profit margin of 13% in the one month ended January 31, 1999. SeaChange expects that it will continue to experience fluctuations in gross profit as a percentage of services revenue as a result of the timing of revenues from technical support and maintenance and other services to support the growing installed base of systems and the timing of costs associated with SeaChange's ongoing investment required to build a service organization to support the installed base of systems and new products.

   Research and Development. Research and development expenses increased 33% from approximately $1.3 million, in the one month ended January 31, 1999 to $1.8 million in the one month ended January 31, 2000. The increase in the dollar amount was primarily attributable to the hiring and contracting of additional development personnel which reflects SeaChange's continuing investment in new products. SeaChange expects that research and development expenses will continue to increase in dollar amount as SeaChange continues its development and support of new and existing products.

   Selling and Marketing. Selling and marketing expenses increased 98% from $522,000 in the one month ended January 31, 1999 to $1.0 million in the one month ended January 31, 2000. This increase is primarily due to the hiring of additional sales personnel for SeaChange's broadcast and interactive television products and higher tradeshow expenses.

   General and Administrative. General and administrative expenses increased 2% from $447,000 in the one month ended January 31, 1999 to $457,000 in the one month ended January 31, 2000.

   Interest Income, net. Interest income, net, was approximately $9,000 in the one month ended January 31, 2000 and January 31, 1999, respectively.

   Benefit for Income Taxes.   SeaChange's effective tax benefit rate was 32%
   and 33% in the one month ended January 31, 2000 and January 31,1999, respectively.


   Liquidity and Capital Resources

   SeaChange has financed its operations and capital expenditures primarily with the proceeds of SeaChange's common stock, borrowings and cash flows generated from operations. Cash and cash equivalents decreased $1.7 million from $2.7 million at January 31, 2000 to $1.0 million at April 30, 2000. Working capital increased from approximately $21.0 million at January 31, 2000 to approximately $22.5 million at April 30, 2000.

   Net cash used in operating activities was approximately $2.2 million for the three months ended April 30, 2000. Net cash provided by operating activities was approximately $2.4 million in the three months ended April 30, 1999. The net cash used in operating activities in the three months ended April 30, 2000 was the result of the net income adjusted for non-cash expenses including depreciation and amortization of $1.1 million and the changes in certain operating assets and liabilities. The significant net changes in assets and liabilities that used cash in operations included an increase in inventories of $2.5 million, an increase in prepaids, other current assets and other assets of approximately $500,000 and a decrease in accrued liabilities of approximately $900,000. Inventory levels increased during the period principally as a result of procurement of long lead components for the interactive television and broadcast products. SeaChange expects these inventory levels to decrease as revenues from both these products increase. SeaChange expects that the broadcast segment and the interactive television products within the broadband segment will continue to require a significant amount of cash to fund future product development, to manufacture and deploy customer test and demonstration equipment and to meet higher revenue levels in both product segments.

   Net cash used in investing activities was approximately $2.2 million and $334,000 for the three months ended April 30, 2000 and April 30, 1999, respectively. Investment activity consisted primarily of capital expenditures related to construction to expand the current manufacturing facility and the acquisition of computer equipment, office furniture, and other capital equipment required to support the expansion and growth of the business.

   Net cash provided by financing activities was approximately $2.8 million and approximately $66,000 for the three months ended April 30, 2000 and April 30, 1999, respectively. In the three months ended April 30, 2000, the cash provided by financing included $2.0 million in borrowings under the equipment line of credit and $1.1 million in connection with the issuance of common stock. During the same period, cash used in financing activities included approximately $300,000 in principal payments under SeaChange's equipment line of credit and capital lease obligations. Microsoft entered into an agreement with SeaChange to collaborate on extending Microsoft Windows Media Technologies from Broadband Internet delivery to cable and broadcast television systems. Concurrent with this agreement, Microsoft purchased 277,162 shares of SeaChange's common stock for $10 million. Microsoft has agreed to purchase additional shares of SeaChange's common stock based upon the achievement of mutually agreed upon development milestones including the development of software that meets specific streaming performance levels and the commercial release of an enhanced version of the software that will be used with Microsoft's Next Generation Media Server.

   During the one month periods ended April 30, 2000, April 30, 1999, January 31, 2000 and January 31, 1999, SeaChange used cash in operations of $6.1 million, $2.6 million, $8.3 million, and $1.3 million, respectively. It is typical for SeaChange to experience fluctuations in its monthly operating results primarily due to the timing of receiving customer orders and the related shipment of these customer orders. As a result of these monthly fluctuations, SeaChange may experience an increase in its inventories as a result of procurement of both short and long lead components for anticipated orders for both its product segments, a decrease in its accounts payable balance primarily due to the timing of payments for materials purchased for prior month shipments, a decrease in accounts receivable amounts as a result of customer payments without corresponding customer shipments and a resulting decrease in cash and cash equivalents.

   SeaChange had a $6.0 million revolving line of credit and a $5.0 million equipment line of credit with a bank. The revolving line of credit expired in March 2000 and the ability of SeaChange to make purchases applied to the equipment line of credit expired in March 2000. As of April 30, 2000 SeaChange was in process of renewing both lines of credit. Borrowings under these lines of credit are secured by substantially all of SeaChange's assets. Loans made under the revolving line of credit would generally bear interest at a rate per annum equal to the bank's base rate plus 0.5%. Loans made under the equipment line of credit bear interest at a rate per annum equal to the bank's base rate plus 1.0% (9.5% at April 30, 2000). The loan agreement relating to these lines of credit requires that SeaChange provide the bank with certain periodic financial reports and comply with certain financial ratios including the maintenance of total liabilities, excluding deferred revenue, to net worth of at least .80 to 1.0. At April 30, 2000, SeaChange was in compliance with all covenants. As of April 30, 2000, there were no borrowings against the revolving line of credit and borrowings outstanding under the equipment line of credit were $3.3 million.

   SeaChange believes that existing funds together with available borrowings under the revolving line of credit and equipment line facility are adequate to satisfy its working capital and capital expenditure requirements for the foreseeable future.

   SeaChange had no material capital expenditure commitments as of April 30, 2000.

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

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

SeaChange faces exposure to financial market risks, including adverse movements in foreign currency exchange rates and changes in interest rates. These exposures may change over time as business practices evolve and could have a material adverse impact on SeaChange's financial results. SeaChange's primary exposure has been related to local currency revenue and operating expenses in Europe and Asia. Historically, SeaChange has not hedged specific currency exposures as gains and losses on foreign currency transactions have not been material to date. At April 30, 2000, SeaChange had approximately $3,300,000 outstanding related to variable rate U.S. dollar denominated debt. The carrying value of these short-term borrowings approximates fair value due to the short maturities of these instruments. Assuming a hypothetical 10% adverse change in the interest rate, interest expense on these short-term borrowings would increase by approximately $31,000.

The carrying amounts reflected in the consolidated balance sheet of cash and cash equivalents, trade receivables, and trade payables approximates fair value at April 30, 2000 due to the short maturities of these instruments.

SeaChange maintains investment portfolio holdings of various issuers, types, and maturities. SeaChange's cash and marketable securities include cash equivalents, which SeaChange considers investments to be purchased with original maturities of three months or less given the short maturities and investment grade quality of the portfolio holdings at April 30, 2000, a sharp rise in interest rates should not have a material adverse impact on the fair value of SeaChange's investment portfolio. As a result, SeaChange does not currently hedge these interest rate exposures.


                          PART II.  OTHER INFORMATION

ITEM 1.  Legal Proceedings

  On March 17, 2000, Beam Laser Systems, Inc. and Frank L. Beam instituted a claim (Civil Action No. 2:00-CV-195) in the federal courts in the Eastern District of Virginia against one of SeaChange's customers, Cox Communications, Inc. Beam Laser has asserted that the ad insertion technology, which includes SeaChange's spot ad insertion system, used by Cox

  Communications, CableRep and CoxCom infringes two of the patents held by Beam Laser (Patents No. 4,814,883 and 5,200,825). Beam Laser is seeking both an injunction and monetary damages from the defendants in that case. The defendants have made a counterclaim against Beam Laser seeking a declaration of non-infringement, invalidity and unenforceability of the two patents held by Beam Laser that are at question. On May 19, 2000, SeaChange filed a motion seeking to intervene in the action between its customer and Beam Laser, and to transfer the case to the District Court of Massachusetts. In addition, SeaChange has agreed to indemnify its customer for claims brought against the customer that are related to the customer's use of SeaChange's products.

  On June 13, 2000, SeaChange filed in the United States District Court for the District of Delaware a lawsuit against one of its competitors, nCube Corp., whereby SeaChange alleged that nCube's MediaCube-4 product infringed a patent held by SeaChange (Patent No. 5,862,312). In instituting the claim, SeaChange sought both a permanent injunction and damages in an unspecified amount.
  nCube made a counterclaim against SeaChange that the patent held by SeaChange was invalid and that nCube's MediaCube-4 product did not infringe SeaChange's patent.

  On June 14, 1999, SeaChange filed a defamation complaint against Jeffrey Putterman, Lathrop Investment Management, Inc. and Concurrent Computer Corporation in the Circuit Court of Pulaski County, Arkansas alleging that the defendants conspired to injure SeaChange's business and reputation in the marketplace. The complaint further alleges that Mr. Putterman and Lathrop Investment Management, Inc. defamed SeaChange through false postings on an Internet message board. The complaint seeks unspecified amounts of compensatory and punitive damages. On June 14, 2000, Concurrent filed a counterclaim under seal against SeaChange seeking unspecified damages. These motions are currently pending and no trial date has been set.

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