Form 10-Q/A
period 2000-07-31
SEACHANGE INTERNATIONAL INC
filed 2001-03-01
CIK 1019671

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                  FORM 10-Q/A
                                Amendment No. 1

                                  (Mark One)


              X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
              --------------------------------------------------
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended July 31, 2000

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

YES   X        NO
------------------------
The number of shares outstanding of the registrant's Common Stock on September 11, 2000 was 21,818,810.

                         SEACHANGE INTERNATIONAL, INC.

                                Table of Contents

PART I.       FINANCIAL INFORMATION                                                                      Page
                                                                                                         ----
              Item 1. Consolidated Financial Statements

              Consolidated Balance Sheet
              at July 31, 2000, January 31, 2000 and December 31, 1999..............................     3

              Consolidated Statement of Operations
                 Three and six months ended July 31, 2000 and
                 July 31, 1999......................................................................     4

              Consolidated Statement of Cash Flows
                 Six months ended July 31, 2000 and
                 July 31, 1999......................................................................     5

              Notes to Consolidated Financial Statements............................................     6-10

              Item 2. Management's Discussion and Analysis
              of Financial Condition and Results of Operations......................................    11-16

              Item 3. Quantitative and Qualitative Disclosures About
                           Market Risk..............................................................    16

PART II. OTHER INFORMATION

              Item 1.       Legal Proceedings.......................................................    16
              Item 2.       Changes in Securities and Use of Proceeds...............................    16
              Item 4.       Submission of Matters to a Vote of Security Holders.....................    17
              Item 6.       Exhibits and Reports on Form 8-K........................................    17

SIGNATURES..........................................................................................    18

EXHIBIT INDEX.......................................................................................    19

Item 1.  Financial Statements

                         SeaChange International, Inc.
                          Consolidated Balance Sheet
                   (in thousands, except share-related data)

                                                                                     July 31,   January 31,   December 31,
                                                                                     --------   -----------   ------------
                                                                                       2000         2000          1999
                                                                                       ----         ----          ----
Assets
Current assets
   Cash and cash equivalents                                                        $11,899     $  2,721        $  11,318
   Accounts receivable, net of allowance for doubtful
      accounts of $641 at July 31, 2000 and
      $908 at January 31, 2000 and December 31, 1999                                 20,623       16,756           17,840
   Inventories                                                                       22,893       20,089           17,128
   Prepaid expenses and other current assets                                          3,507        1,634            1,568
   Deferred income taxes                                                              3,400        3,400            2,243
                                                                                    -------     --------        ---------

   Total current assets                                                              62,322       44,600           50,097

Property and equipment, net                                                          12,817       10,492           10,538
Other assets                                                                            891          869              884
Goodwill and intangibles, net                                                           545          751              785
                                                                                    -------     --------        ---------

                                                                                    $76,575     $ 56,712        $  62,304
                                                                                    =======     ========        =========
Liabilities and Stockholders' Equity
Current liabilities
   Current portion of equipment line of credit
      and obligations under capital lease                                           $ 2,078     $  1,045        $   1,048
   Accounts payable                                                                  13,766       10,451           15,038
   Accrued expenses                                                                   1,939        2,776            3,499
   Customer deposits                                                                  4,820        2,428            2,092
   Deferred revenue                                                                   6,574        6,292            4,380
   Income taxes payable                                                                 671          625              675
                                                                                    -------     --------        ---------

   Total current liabilities                                                         29,848       23,617           26,732
                                                                                    -------     --------        ---------

Long-term equipment line of credit and
   obligations under capital lease                                                    2,600        1,144            1,231
                                                                                    -------     --------        ---------

Commitments and contingencies (Note 8)

Stockholders' Equity
Common stock, $.01 par value; 100,000,000
   shares authorized; 21,812,317, 21,300,185 and
     21,285,855 shares issued at October 31, 2000,
      January 31, 2000 and December 31, 1999, respectively                              218          213              213
Additional paid-in capital                                                           47,085       35,696           35,634
Accumulated deficit                                                                  (3,037)      (3,898)          (1,440)
Treasury stock, 60,750 shares                                                            (1)          (1)              (1)
Accumulated other comprehensive loss                                                   (138)         (59)             (65)
                                                                                    -------     --------        ---------

      Total stockholders' equity                                                     44,127       31,951           34,341
                                                                                    -------     --------        ---------

                                                                                    $76,575     $ 56,712        $  62,304
                                                                                    =======     ========        =========

  The accompanying notes are an integral part of these consolidated financial statements.

                         SeaChange International, Inc.
                     Consolidated Statement of Operations
                     (in thousands, except per share data)

                                                  Three months ended        Six months ended
                                                  July 31,    July 31,     July 31,    July 31,
                                                   2000         1999         2000        1999
                                                   ----         ----         ----        ----
Revenues
    Systems                                       $20,059     $18,277      $36,927     $35,711
    Services                                        5,508       4,351       10,976       8,206
                                                  -------     -------      -------     -------
                                                   25,567      22,628       47,903      43,917
                                                  -------     -------      -------     -------

Costs of revenues
    Systems                                        10,928      10,686       20,200      20,759
    Services                                        4,457       3,809        8,689       7,233
                                                  -------     -------      -------     -------

                                                   15,385      14,495       28,889      27,992
                                                  -------     -------      -------     -------

    Gross profit (loss)                            10,182       8,133       19,014      15,925
                                                  -------     -------      -------     -------

Operating expenses
    Research and development                        5,002       4,098        9,355       8,347
    Selling and marketing                           2,625       1,990        5,115       4,116
    General and administrative                      1,799       1,330        3,302       2,718
                                                  -------     -------      -------     -------

                                                    9,426       7,418       17,772      15,181
                                                  -------     -------      -------     -------

    Income from operations                            756         715        1,242         744

Interest income (expense), net                        (1)           2           24           7
                                                  -------     -------      -------     -------

    Income before income taxes                        755         717        1,266         751

Provision (benefit) for income taxes                  243         (96)         405         (63)
                                                  -------     -------      -------     -------

    Net income                                    $   512     $   813      $   861     $   814
                                                  =======     =======      =======     =======

Basic and diluted earnings
per share                                         $  0.02     $  0.04      $  0.04     $  0.04
                                                  =======     =======      =======     =======

Shares used in calculating:

   Basic earnings per share                        21,759      20,933       21,570      20,793
                                                  =======     =======      =======     =======

   Diluted earnings per share                      23,306      22,014       23,138      21,736
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

                         SeaChange International, Inc.
                     Consolidated Statement of Cash Flows
             INCREASE IN CASH AND CASH EQUIVALENTS (IN THOUSANDS)

                                                                                                For the six months ended
                                                                                                ------------------------
                                                                                                July 31,         July 31,
                                                                                                --------         --------
                                                                                                  2000             1999
                                                                                                  ----             ----
Cash flows from operating activities
     Net income                                                                                 $   861           $  814
     Adjustments to reconcile net income to net cash provided by operating activities:
           Depreciation and amortization                                                          2,267            2,029
           Inventory valuation allowance                                                             92              288
           Changes in operating assets and liabilities:
                  Accounts receivable                                                            (3,867)          (2,801)
                  Inventories                                                                    (2,446)             617
                  Prepaid expenses, other current assets and other assets                        (1,974)             (10)
                  Accounts payable                                                                3,314              362
                  Accrued expenses                                                                 (836)              65
                  Customer deposits                                                               2,392              934
                  Deferred revenue                                                                  282              218
                  Income taxes payable                                                              141               --
                                                                                                -------           ------

                     Net cash provided by operating activities                                      226            2,516
                                                                                                -------           ------
Cash flows from investing activities
     Purchases of property and equipment                                                         (4,836)            (906)
                                                                                                -------           ------

                     Net cash used in investing activities                                       (4,836)            (906)
                                                                                                -------           ------

Cash flows from financing activities
      Proceeds from borrowings under equipment line of credit                                     3,240            1,106
      Repayments under equipment line of credit                                                    (625)            (236)
      Repayments of obligation under capital lease                                                 (126)             (30)
      Proceeds from issuance of common stock                                                     11,299              773
                                                                                                -------           ------

      Net cash provided by financing activities                                                  13,788            1,613
                                                                                                -------           ------

     Net increase in cash and cash equivalents                                                    9,178            3,223
     Cash and cash equivalents, beginning of period                                               2,721            2,090
                                                                                                -------           ------

     Cash and cash equivalents, end of period                                                   $11,899           $5,313
                                                                                                =======           ======


     Supplemental disclosure of noncash activity:
     Transfer of items originally classified as inventories to
        fixed assets                                                                            $    --           $2,048
     Transfer of items originally classified as fixed assets to
        inventories                                                                             $   450           $  109
     Equipment acquired under capital leases                                                    $    --           $  336

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

3.   Earnings Per Share

Below is a summary of the shares used in calculating basic and diluted earnings per share for the periods indicated:


                                                                   Three months ended                Six months ended
                                                                 July 31,        July 31,        July 31,        July 31,
                                                                 --------        --------        --------       --------
                                                                   2000            1999            2000            1999
                                                                   ----            ----            ----             ----
Weighted average shares used in calculating earnings
per share-  Basic......................................         21,759,000        20,933,000       21,570,000    20,793,000

Dilutive stock options.................................          1,547,000         1,081,000        1,568,000       943,000
                                                                 ----------        ---------        ---------       -------

Weighted average shares used in calculating earnings
per share- Diluted.....................................         23,306,000        22,014,000       23,138,000    21,736,000
                                                                ==========        ==========       ==========    ==========

                         SEACHANGE INTERNATIONAL, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          (unaudited; in thousands, except share and per share data)

4.      Inventories

               Inventories consist of the following:

                                                                                  July 31,   January 31,  December 31,
                                                                                   2000          2000         1999
                                                                                   -----        -----         ----
               Components and assemblies                                         $18,787      $17,602       $14,739
               Finished products                                                   4,106        2,487         2,389
                                                                                   -----       -------        -----

                                                                                 $22,893      $20,089       $17,128
                                                                                 =======      =======       =======

5.         Comprehensive Income

           For the three months and six months ended July 31, 2000 and July 31, 1999, SeaChange's comprehensive income was as follows:

                                                                   Three months ended               Six months ended
                                                                   July 31,   July 31,            July 31,    July 31,
                                                                   --------   --------            -------     -------
                                                                     2000         1999               2000         1999
                                                                     ----         ----               ----         ----
           Net income                                                $512         $813               $861         $814
           Other comprehensive income (expense), net of tax:
              Foreign currency translation adjustment, net of
              tax of ($8), $(3), ($33) and $(45), respectively        (23)          26                (54)          46
                                                                     ----          ---               ----          ---

           Other comprehensive income (expense)                       (23)          26                (54)          46
                                                                     ----          ---               ----          ---

           Comprehensive income                                      $489         $839               $807         $860
                                                                     ====         ====               ====         ====


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

                         SEACHANGE INTERNATIONAL, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           (unaudited; in thousands, except share and per share data

In December 1999, the SEC issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." SAB 101 summarizes the SEC's view in applying generally accepted accounting principles to selected revenue recognition issues. The application of the guidance in SAB 101 is required in SeaChange's fourth quarter of its current fiscal year. The effects of applying this guidance, if any, will be reported as a cumulative effect adjustment resulting in a change in accounting principle. SeaChange's evaluation of SAB 101 is not yet complete.

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

                                      THREE MONTHS ENDED                SIX MONTHS ENDED
                                      ------------------                ----------------
                               JULY 31,        JULY 31,           JULY 31,         JULY 31,
                                2000            1999                2000           1999
                                ----            ----                ----           ----
Revenues
      Broadband                $14,072          $14,164          $27,663           $28,501
      Broadcast                  5,987            4,113            9,264             7,210
      Services                   5,508            4,351           10,976             8,206
                                 -----            -----           ------             -----

       Total                   $25,567          $22,628          $47,903           $43,917
                               -------          -------          -------           -------

Costs of revenues
      Broadband                 $7,698           $8,596          $15,120           $16,891
      Broadcast                  3,230            2,090            5,080             3,868
      Services                   4,457            3,809            8,689             7,233
                                 -----            -----            -----             -----

       Total                   $15,385          $14,495          $28,889           $27,992
                               -------          -------          -------           -------

     The following summarizes revenues by geographic locations:

Revenues

United States                  $21,710          $16,907          $40,521           $35,179
Canada and South America           414            1,500            1,976             1,775
Europe                             990            3,323            2,725             5,166
Asian Pacific and rest
  of world                       2,453              898            2,681             1,797
                                 -----              ---            -----             -----

                               $25,567          $22,628          $47,903           $43,917
                               -------          -------          -------           -------

For the three and six months ended July 31, 2000 and July 31, 1999 a limited number of customers each accounted for more than 10% of SeaChange's revenue. Individual customers accounted for 17% and 10% of revenues in the three months ended July 31, 2000; 25% and 11% of revenues in the three months ended July 31, 1999; 13%, 12%, 12% and 11% in the six months ended July 31, 2000; and 21% and 14% in the six months ended July 31, 1999.

                         SEACHANGE INTERNATIONAL, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          (unaudited; in thousands, except share and per share data)

8.   Legal Proceedings

On March 17, 2000, Beam Laser Systems, Inc. and Frank L. Beam instituted a claim (Civil Action No. 2:00-CV-195) in the federal courts in the Eastern District of Virginia against one of SeaChange's customers, Cox Communications, Inc. This claim was later amended by Beam Laser on June 16, 2000 to also include two related companies of Cox Communications: CableRep, Inc. and CoxCom, Inc. Beam Laser has asserted that the ad insertion technology, which includes SeaChange's spot ad insertion system, used by Cox Communications, CableRep and CoxCom infringes two of the patents held by Beam Laser (Patents No. 4,814,883 and 5,200,825). Beam Laser is seeking both an injunction and monetary damages from the defendants in that case. The defendants have made a counterclaim against Beam Laser seeking a declaration of non-infringement, invalidity and unenforceability of the two patents held by Beam Laser that are at question. On May 19, 2000, SeaChange filed a motion seeking to intervene in the action between its customer and Beam Laser, and to transfer the case to the District Court of Massachusetts. On June 23, 2000, the court granted SeaChange's intervention motion and deferred ruling on the issue of transfer. Also on June 23, 2000, SeaChange filed its Intervenor Complaint in the Virginia action seeking, among other things, a declaratory judgment of non-infringement, invalidity and unenforceability regarding the two patents of Beam Laser that are at question. In addition, SeaChange has agreed to indemnify its customer for claims brought against the customer that are related to the customer's use of SeaChange's products. This dispute has a scheduled trial date commencing April 2001.

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

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Factors That May Affect Future Results

Any statements contained in this Form 10-Q that do not describe historical facts, including without limitation statements concerning expected revenues, earnings, product introductions and general market conditions, may constitute forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. Any such forward-looking statements contained herein are based on current expectations, but are subject to a number of risks and uncertainties that may cause actual results to differ materially from expectations. The factors that could cause actual future results to differ materially from current expectations include the following: SeaChange's ability to integrate the operations of acquired subsidiaries; fluctuations in demand for SeaChange's products and services; SeaChange's ability to manage its growth; SeaChange's ability to develop, market and introduce new and enhanced products and services on a timely basis; the rapid technological change which characterizes SeaChange's markets; SeaChange's significant concentration of customers; SeaChange's dependence on certain sole source suppliers and third-party manufacturers; the risks associated with international sales as SeaChange expands its markets; and the ability of SeaChange to compete successfully in the future. Further information on factors that could cause actual results to differ from those anticipated is detailed in various filings made by SeaChange from time to time with the Securities and Exchange Commission, including but not limited to, those appearing under the caption "Certain Risks That May Affect Our Business" in SeaChange's Annual Report on Form 10-K for the year ended December 31, 1999. Any forward-looking statements should be considered in light of those factors.

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

Three Months Ended July 31, 2000 Compared to the Three Months Ended July 31,
1999

Revenues

Systems. SeaChange's systems revenues consist of sales within its broadband segment (primarily digital advertising insertion and interactive television systems) and its broadcast segment. Systems revenues increased 10% from $18.3 million in the three months ended July 31, 1999 to $20.1 million in the three months ended July 31, 2000. Revenues from the broadband segment, which accounted for 55% and 63% of total revenues in the three months ended July 31, 2000 and 1999, respectively, decreased slightly from $14.2 million in 1999 to $14.1 million in 2000. SeaChange expects future growth, if any, in the broadband business to come primarily from its interactive television systems. Broadcast system segment revenues were $6.0 million in the three months ended July 31, 2000 compared to $4.1 million in the three months ended July 31, 1999. The 46% increase in broadcast revenues for the three months ended July 31, 2000 was primarily from the timing of receipt of customer orders and related shipments for new broadcast customers. SeaChange expects future growth, if any, in the broadcast business to come from both U.S. and international customers.

Services. SeaChange's services revenues consist of fees for installation, training, project management, technical support and maintenance services, product development services and movie content fees. SeaChange's services revenues increased 27% to $5.5 million in three months ended July 31, 2000 from $4.4 million in the three months ended July 31, 1999. This increase in services revenues primarily resulted from the renewals of technical support and maintenance, price increases on certain technical support and maintenance, the impact of a growing installed base of systems and a higher revenue level for product development services.

For the three-month period ended July 31, 2000, certain customers accounted for more than 10% of SeaChange's total revenues. Single customers accounted for 17% and 10% of total revenues in three months ended July 31, 2000 and 25% and 11% in the three months ended July 31, 1999 . Revenue from these customers was primarily in the broadband segment. SeaChange believes that revenues from current and future large customers will continue to represent a significant proportion of total revenues.

International sales accounted for approximately 15% and 25% of total revenues in the three-month periods ended July 31, 2000 and July 31, 1999, respectively. SeaChange expects that international sales will remain a significant portion of SeaChange's business in the future. As of July 31, 2000, substantially all sales of SeaChange's products were made in United States dollars. SeaChange does not expect to change this practice in the foreseeable future. Therefore, SeaChange has not experienced, nor does it expect to experience in the near term, any material impact from fluctuations in foreign currency exchange rates on its results of operations or liquidity. If this practice changes in the future, SeaChange will reevaluate its foreign currency exchange rate risk.

Gross Profit

Systems. Costs of systems revenues consist primarily of the cost of purchased components and subassemblies, labor and overhead relating to the final assembly and testing of complete systems and related expenses. Costs of systems revenues remained relatively flat at $10.9 million in the three months ended July 31, 2000 as compared to $10.7 million in the three months ended July 31, 1999 despite the increase in systems revenues as a result of improved manufacturing efficiencies and lower material costs. SeaChange expects cost of systems revenues for the interactive television products within the broadband segment to be higher as a percentage of revenues as the products are first deployed and to decrease as a percentage of revenues as the revenue level increases and SeaChange improves its manufacturing and material purchasing efficiencies.

Systems gross profit as a percentage of systems revenues was 46% and 42% in the three months ended July 31, 2000 and July 31, 1999, respectively. The increase in systems gross profit in the three months ended July 31, 2000 was primarily due to lower material and other manufacturing costs as a percentage of systems revenue within the broadband segment and specifically for system revenues for the digital advertising insertion products. Gross profit for the broadband segment improved from 39% for the three months ended July 31, 1999 to 45% for the three months ended July 31, 2000 while broadcast segment gross profit decreased from 49% in the three months ended July 31, 1999 to 46% in the three months ended July 31, 2000. The improvement in gross margins for the broadband segment was the result of lower material and other manufacturing costs as a percentage of systems revenues. The decrease in broadcast segment gross profit was due to lower revenues on certain customer orders.

Services. Costs of services revenues consist primarily of labor, materials and overhead relating to the installation, training, project management, product development, and technical support and maintenance services provided by SeaChange and costs associated with providing movie content. Costs of services revenues increased 17% from $3.8 million in the three months ended July 31, 1999 to $4.5 million in the three months ended July 31, 2000, primarily as a result of increased revenues and the costs associated with SeaChange hiring and training additional service personnel to provide worldwide support for the growing installed base of broadband and broadcast systems and costs associated with providing movie content. Services gross profit as a percentage of services revenue was 19% in the three months ended July 31, 2000 and 12% in the three months ended July 31, 1999. Improvements in the services gross profit in the three months ended July 31, 2000 reflect the increase in the installed base of systems under maintenance, price increases on certain annual technical support and maintenance and higher product development revenues. SeaChange expects that it will continue to experience fluctuations in gross profit as a percentage of services revenue as a result of the timing of revenues from product and maintenance support and other services to support the growing installed base of systems and the timing of costs associated with SeaChange's ongoing investment required to build a service organization to support the installed base of systems and new products.

Research and Development. Research and development expenses consist primarily of compensation of development personnel, depreciation of equipment and an allocation of related facilities expenses. Research and development expenses increased 22% from $4.1 million in the three months ended July 31, 1999 to $5.0 million in the three months ended July 31, 2000. The increase in the dollar amount in the three months ended July 31, 2000 was primarily attributable to the hiring and contracting of additional development personnel which reflects SeaChange's continuing investment in new technology. SeaChange expects that research and development expenses will continue to increase in dollar amount as SeaChange continues its development of new technology and support of new and existing products.

Selling and Marketing. Selling and marketing expenses consist primarily of compensation expenses, including sales commissions, travel expenses and certain promotional expenses. Selling and marketing expenses increased 32% to $2.6 million in the three months ended July 31, 2000 from $2.0 million in the three months ended July 31, 1999. The increase was primarily due to the hiring of additional sales personnel for SeaChange's product segments, increased sales commissions on higher revenues and higher marketing costs.

General and Administrative. General and administrative expenses consist primarily of compensation of executive, finance, human resource and administrative personnel, legal and accounting services and an allocation of related facilities expenses. General and administrative expenses increased 35% from $1.3 million in the three-month period ended July 31, 1999 to $1.8 million in the three-month period ended July 31, 2000. This increase is primarily due to increased legal expenses associated with various litigation matters.

Interest Expense, net. Interest expense, net was approximately $1,000 in the three months ended July 31, 2000. Interest income, net was approximately $2,000 in the three months ended July 31, 1999. The increase in interest expense, net in the three months ended July 31, 2000 primarily resulted from an increase in interest expense on borrowings.

Provision (benefit) for Income Taxes. SeaChange's effective tax rate was 32% in the three months ended July 31, 2000. The effective tax provision for the three months ended July 31, 2000 was favorably impacted by the utilization of research and development tax credits.

SeaChange had net deferred tax assets of $3.4 million at July 31, 2000 and January 31, 2000 and $2.2 million at December 31, 1999. SeaChange has made the determination it is more likely than not that it will realize the benefits of the net deferred tax assets.

Six months Ended July 31, 2000 Compared to the Six months Ended July 31, 1999

Revenues

Systems. SeaChange's systems revenues consist of sales within its broadband segment (primarily digital advertising insertion and interactive television systems) and its broadcast segment. Systems revenues increased 3% from $35.7 million in the six months ended July 31, 1999 to $36.9 million in the six months ended July 31, 2000. Revenues from the broadband segment, which accounted for 58% and 65% of total revenues in the six months ended July 31, 2000 and 1999, respectively, decreased from $28.5 million in 1999 to $27.7 million in 2000. This decrease in broadband revenues is primarily attributable to a shift in the timing of orders by U.S. cable operators between quarters this year versus the previous year. SeaChange expects future growth, if any, in the broadband business to come primarily from its interactive television systems. Broadcast system segment revenues were $9.3 million in the six months ended July 31, 2000 compared to $7.2 million in the six months ended July 31, 1999. The 28% increase in broadcast revenues for the three months ended July 31, 2000 was primarily from the timing of receipt of customer orders and related shipments for new U.S. broadcast customers. SeaChange expects future growth, if any, in the broadcast business to come from both U.S. and international customers.

Services. SeaChange's services revenues increased 34% to $11.0 million in six months ended July 31, 2000 from $8.2 million in the six months ended July 31, 1999. This increase in services revenues primarily resulted from the renewals of technical support and maintenance, price increases on certain technical support and maintenance, the impact of a growing installed base of systems and a higher level of product development services.

For the six month periods ended July 31, 2000 and July 31, 1999, a limited number of customers each accounted for more than 10% of SeaChange's total revenues. Single customers accounted for 13%, 12%, 12% and 11% of total revenues in six months ended July 31, 2000 and 21% and 14% of total revenues in the six months ended July 31, 1999. Revenue from these customers was primarily in the broadband segment. SeaChange believes that revenues from current and future large customers will continue to represent a significant proportion of total revenues.

International sales accounted for approximately 15% and 20% of total revenues in the six-month periods ended July 31, 2000 and July 31, 1999, respectively. SeaChange expects that international sales will remain a significant portion of SeaChange's business in the future. As of July 31, 2000, substantially all sales of SeaChange's products were made in United States dollars. SeaChange does not expect to change this practice in the foreseeable future. Therefore, SeaChange has not experienced, nor does it expect to experience in the near term, any material impact from fluctuations in foreign currency exchange rates on its results of operations or liquidity. If this practice changes in the future, SeaChange will reevaluate its foreign currency exchange rate risk.

Gross Profit

Systems. Costs of systems revenues decreased 3% to $20.2 million in the six months ended July 31, 2000 as compared to $20.8 million in the six months ended July 31, 1999. In the six months ended July 31, 2000, the cost of systems revenues decreased from the prior year despite the increase in systems revenues as a result of improved manufacturing efficiencies and lower material costs through improved purchasing efficiencies for both the digital advertising insertion and broadcast products. SeaChange expects the cost of systems revenues for the interactive television products within the broadband segment to be higher as a percentage of revenues as the products are first deployed and to decrease as a percentage of revenues as the revenue level increases and SeaChange improves its manufacturing and material purchasing efficiencies.

Systems gross profit as a percentage of systems revenues was 45% and 42% in the six months ended July 31, 2000 and July 31, 1999, respectively. The increase in systems gross profit in the nine months ended July 31, 2000 was primarily due to lower material and other manufacturing costs as a percentage of systems revenue within the broadband segment and specifically for system revenues for the digital advertising insertion products. Gross profit for the broadband segment improved from 41% for the six months ended July 31, 1999 to 45% for the six months ended July 31, 2000 while gross profit for the broadcast segment decreased to 45% for the six months ended July 31, 2000 compared to 46% for the six months ended July 31, 1999. The improvement in gross margins for the broadband segment was the result of lower material and other manufacturing costs as a percentage of system revenues. The decrease in broadcast segment gross profit was due to lower revenues on certain customer orders.

Services. Costs of services revenues increased 20% from $7.2 million in the six months ended July 31, 1999 to $8.7 million in the six months ended July 31, 2000, primarily as a result of increased revenues and the costs associated with SeaChange hiring and training additional service personnel to provide worldwide support for the growing installed base of broadband and broadcast systems and costs associated with providing movie content. Services gross profit as a percentage of services revenue was 21% in the six months ended July 31, 2000 and 12% in the six months ended July 31, 1999. Improvements in the services gross profit in the six months ended July 31, 2000 reflect the increase in the installed base of systems under maintenance, price increases on certain annual technical support and maintenance and higher product development revenues. SeaChange expects that it will continue to experience fluctuations in gross profit as a percentage of services revenue as a result of the timing of revenues from product and maintenance support and other services to support the growing installed base of systems and the timing of costs associated with SeaChange's ongoing investment required to build a service organization to support the installed base of systems and new products.

Research and Development. Research and development expenses increased 12% from approximately $8.3 million in the six months ended July 31, 1999 to $9.4 million in the six months ended July 31, 2000. The increase in the dollar amount was primarily attributable to the hiring and contracting of additional development personnel which reflects SeaChange's continuing investment in new products. SeaChange expects that research and development expenses will continue to increase in dollar amount as SeaChange continues to focus on the development of new technology and support of new and existing products.

Selling and Marketing. Selling and marketing expenses increased 24% from $4.1 million in the six months ended July 31, 1999 to $5.1 million in the six months ended July 31, 2000. This increase is primarily due to the hiring of additional sales personnel for SeaChange's broadcast and interactive television products, increased sales commissions on higher revenues and higher marketing expenses.

General and Administrative. General and administrative expenses increased 21% from $2.7 million in the six months ended July 31, 1999 to $3.3 million in the six months ended July 31, 2000. This increase is primarily due to increased legal expenses associated with various litigation matters.

Interest income, net. Interest income, net, was approximately $24,000 and $7,000 in the six months ended July 31, 2000 and July 31, 1999, respectively. The increase in interest income, net, primarily resulted from interest income earned on a higher invested cash and cash equivalents balance.

Provision (benefit) for Income Taxes. SeaChange's effective tax rate was 32% in the six months ended July 31, 2000. The effective tax provision was favorably impacted by the utilization of research and development tax credits.

Liquidity and Capital Resources

SeaChange has financed its operations and capital expenditures primarily with the proceeds of SeaChange's common stock, borrowings and cash flows generated from operations. Cash and cash equivalents increased $9.2 million from $2.7 million at January 31, 2000 to $11.9 million at July 31, 2000. Working capital increased from approximately $21.0 million at January 31, 2000 to approximately $32.5 million at July 31, 2000.

Net cash provided by operating activities was approximately $226,000 for the six month period ended July 31, 2000 and $2.5 million for the six month period ended July 31, 1999. The net cash provided by operating activities in the six months ended July 31, 2000 was the result of the net income adjusted for non-cash expenses including depreciation and amortization of $2.3 million and changes in certain operating assets and liabilities. The significant net changes in operating assets and liabilities that used cash in operations included an increase in accounts receivable of $3.9 million, an increase in inventories of $2.4 million and an increase in prepaid expenses and other assets of $2.0 million. Inventory levels increased during the period principally as a result of procurement of long lead components for the interactive television and broadcast products. SeaChange expects these inventory levels to decrease as revenues from both these products increase. SeaChange expects that the broadcast segment and the interactive television products within the broadband segment will continue to require a significant amount of cash to fund future product development, to manufacture and deploy customer test and demonstration equipment and to meet higher revenue levels in both product segments. These items that used cash in operations were partially offset by an increase in accounts payable of $3.3 million and an increase in customer deposits of $2.4 million.

Net cash used in investing activities was approximately $4.8 million and $900,000 for the six months ended July 31, 2000 and July 31, 1999, respectively. Investment activity consisted primarily of capital expenditures related to construction to expand the current manufacturing facility and the acquisition of computer equipment, office furniture, and other capital equipment required to support the expansion and growth of the business.

Net cash provided by financing activities was approximately $13.8 million and $1.6 million for the six months ended July 31, 2000 and July 31, 1999, respectively. In the six months ended July 31, 2000, the cash provided by financing included $11.3 million received in connection with the issuance of common stock ($10 million of which was issued to Microsoft Corporation) and $3.2 million in borrowings under the equipment line of credit. Microsoft entered into an agreement with SeaChange to collaborate on extending Microsoft Windows Media Technologies from Broadband Internet delivery to cable and broadcast television systems. Concurrent with this agreement, Microsoft purchased 277,162 shares of SeaChange's common stock for $10 million. Microsoft has agreed to purchase additional shares of SeaChange's common stock based upon the achievement of mutually agreed upon development milestones including the development of software that meets specific streaming performance levels and the commercial release of an enhanced version of the software that will be used with Microsoft's Next Generation Media Server. During the same period, cash used in financing activities included approximately $750,000 in principal payments under SeaChange's equipment line of credit and capital lease obligations.

In July 2000, SeaChange renewed its revolving line of credit and equipment line of credit with a bank. The revolving line of credit which expired in March 2000 was extended until March 2001 and borrowings under the facility increased to $7.5 million. The equipment line of credit which also expired in March 2000 was extended to provide SeaChange additional equipment financing of $4.0 million through March 2001. In addition, SeaChange entered into a $3 million line of credit facility with the Export-Import Bank of the United States which allows SeaChange to borrow money based upon eligible foreign customer account balances. This facility also expires in March 2001. Borrowings under all the lines of credit are secured by substantially all of SeaChange's assets. Loans made under the revolving line of credit would generally bear interest at a rate per annum equal to the LIBOR rate plus 2% (9.05% at July 31, 2000). Loans under the EXIM line of credit bear interest as a rate per annum equal to the prime rate (9.5% at July 31, 2000). Loans made under the equipment line of credit bear interest at a rate per annum equal to the bank's base rate plus 1.0% (10.5% at July 31, 2000). The loan agreement relating to the lines of credit requires that SeaChange provide the bank with certain periodic financial reports and comply with certain financial ratios including the maintenance of total liabilities, excluding deferred revenue, to net worth of at least .80 to
1.0. At July 31, 2000 SeaChange was in compliance with all covenants. As of July 31, 2000, there were no borrowings against the revolving line of credit and borrowings outstanding under the equipment line of credit were $4.7 million.

SeaChange believes that existing funds together with available borrowings under the revolving line of credit and equipment line facility are adequate to satisfy its working capital and capital expenditure requirements for the foreseeable future.

SeaChange had no material capital expenditure commitments as of July 31, 2000.

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

In December 1999, the SEC issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." SAB 101 summarizes the SEC's view in applying generally accepted accounting principles to selected revenue recognition issues. The application of the guidance in SAB 101 is required in SeaChange's fourth quarter of its current fiscal year. The effects of applying this guidance, if any, will be reported as a cumulative effect adjustment resulting in a change in accounting principle. SeaChange's evaluation of SAB 101 is not yet complete.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

SeaChange faces exposure to financial market risks, including adverse movements in foreign currency exchange rates and changes in interest rates. These exposures may change over time as business practices evolve and could have a material adverse impact on SeaChange's financial results. SeaChange's primary exposure has been related to local currency revenue and operating expenses in Europe and Asia. Historically, SeaChange has not hedged specific currency exposures as gains and losses on foreign currency transactions have not been material to date. At July 31, 2000, SeaChange had $4,206,000 outstanding related to variable rate U.S. dollar denominated debt. The carrying value of these short-term borrowings approximates fair value due to the short maturities of these instruments. Assuming a hypothetical 10% adverse change in the interest rate, interest expense on these short-term borrowings would increase by $44,000.

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

PART II. OTHER INFORMATION

ITEM 1.  Legal Proceedings

On March 17, 2000, Beam Laser Systems, Inc. and Frank L. Beam instituted a claim (Civil Action No. 2:00-CV-195) in the federal courts in the Eastern District of Virginia against one of SeaChange's customers, Cox Communications, Inc. This claim was later amended by Beam Laser on June 16, 2000 to also include two related companies of Cox Communications: CableRep, Inc. and CoxCom, Inc. Beam Laser has asserted that the ad insertion technology, which includes SeaChange's spot ad insertion system, used by Cox Communications, CableRep and CoxCom infringes two of the patents held by Beam Laser (Patents No. 4,814,883 and

5,200,825). Beam Laser is seeking both an injunction and monetary damages from the defendants in that case. The defendants have made a counterclaim against Beam Laser seeking a declaration of non-infringement, invalidity and unenforceability of the two patents held by Beam Laser that are at question. On May 19, 2000, SeaChange filed a motion seeking to intervene in the action between its customer and Beam Laser, and to transfer the case to the District Court of Massachusetts. On June 23, 2000, the court granted SeaChange's intervention motion and deferred ruling on the issue of transfer. Also on June 23, 2000, SeaChange filed its Intervenor Complaint in the Virginia action seeking, among other things, a declaratory judgment of non-infringement, invalidity and unenforceability regarding the two patents of Beam Laser that are at question. In addition, SeaChange has agreed to indemnify its customer for claims brought against the customer that are related to the customer's use of SeaChange's products. This dispute has a scheduled trial date commencing April 2001.

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

On June 14, 1999, SeaChange filed a defamation complaint against Jeffrey Putterman, Lathrop Investment Management, Inc. and Concurrent Computer Corporation in the Circuit Court of Pulaski County, Arkansas alleging that the defendants conspired to injure the business and reputation of SeaChange in the marketplace. The complaint further alleges that Mr. Putterman and Lathrop Investment Management, Inc. defamed SeaChange through postings on an Internet message board. The complaint seeks unspecified amounts of compensatory and punitive damages. On June 14, 2000, Concurrent filed a counterclaim under seal against SeaChange seeking unspecified damages. These motions are currently pending and no trial date has been set.

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

Item 2.  Changes in Securities and Use of Proceeds

   On May 23, 2000, SeaChange sold two hundred seventy-seven thousand one hundred sixty-two (277,162) shares of its common stock to Microsoft Corporation in exchange for an aggregate purchase price of $10,000,004.96. This sale was exempt from the registration requirements of the Securities Act of 1933 pursuant to Rule 506 of Regulation D of the rules promulgated by the SEC pursuant to the Securities Act as SeaChange did not make any general solicitation relating to the sale of these shares and Microsoft represented to SeaChange that it was an accredited investor, as such term in defined pursuant to Rule 501 of Regulation D of the rules promulgated by the SEC pursuant to the Securities Act. SeaChange intends to use the proceeds from this sale for general working capital purposes.

Item 4.  Submission of Matters to a Vote of Security Holders.

   The annual meeting of the security holders of SeaChange was held on May 24, 2000. Matters considered and acted upon the meeting included: the election of one (1) member to SeaChange's Board of Directors, to serve for a three-year term as a Class I Director; the ratification and approval of SeaChange's Amended and Restated 1995 Stock Option Plan, including an increase in the number of shares of common stock available for issuance thereunder from 2,925,000 to 4,800,000 shares; and the approval of an amendment of SeaChange's Amended and Restated Certificate of Incorporation increasing from 50,000,000 to 100,000,000 the number of authorized shares of SeaChange's common stock.

   William C. Styslinger, III was elected as the Class I Director of SeaChange with 18,560,286 shares of common stock voted for and 444,823 shares of common stock withheld from the election of Mr. Styslinger. In addition, after the annual meeting, the following persons continued to serve as directors of
   SeaChange: Martin R. Hoffmann, Paul H. Saunders and Carmine Vona.

   With respect to the ratification and approval of SeaChange's Amended and Restated 1995 Stock Option Plan, including an increase in the number of shares of common stock available for issuance thereunder from 2,925,000 to 4,800,000 shares, 9,429,538 shares of common stock voted for, 3,604,800 shares of common stock voted against, and 5,035 shares of Common Stock abstained from such vote.

   With respect to the approval of an amendment of SeaChange's Amended and Restated Certificate of Incorporation increasing from 50,000,000 to 100,000,000 the number of authorized shares of SeaChange's common stock, 18,140,225 shares of common stock voted for, 861,849 shares of common stock voted against, and 3,035 shares of common stock abstained from such vote.

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

       Exhibit 10.4 Registration Rights Agreement, dated as of May 23, 2000, by and between SeaChange International, Inc. and Microsoft Corporation

       Exhibit 10.5 License and Development Agreement, dated as of May 8, 2000, by and between SeaChange International, Inc. and Microsoft Licensing, Inc.

       Exhibit 10.6 Investment Term Sheet, dated as of May 8, 2000, by and between SeaChange International, Inc. and Microsoft Corporation


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

10.4             Registration Rights Agreement, dated as of
                 May 23, 2000, by and between SeaChange International, Inc. and Microsoft Corporation

10.5* License and Development Agreement, dated as of May 8, 2000, by and between SeaChange International, Inc. and Microsoft Licensing, Inc.

10.6* Investment Term Sheet, dated as of May 8, 2000, by and between SeaChange International, Inc. and Microsoft Corporation


* Confidential treatment requested as to certain portions of the document, which portions have been omitted and filed separately with the Securities and Exchange Commission.