Form 10-Q/A
period 2000-10-31
SEACHANGE INTERNATIONAL INC
filed 2001-03-01
CIK 1019671

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                  FORM 10-Q/A
                                AMENDMENT NO.1
                                  (Mark One)


              X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
              --------------------------------------------------
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended October 31, 2000

                                      OR

             ___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                For the transition period from ______ to ______

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


YES   X           NO _______
     ---
The number of shares outstanding of the registrant's Common Stock on December 12, 2000 was 22,015,967.

                         SEACHANGE INTERNATIONAL, INC.

                               Table of Contents

PART I.       FINANCIAL INFORMATION                                                                    Page
                                                                                                       ----
              Item 1. Consolidated Financial Statements

              Consolidated Balance Sheet
              at October 31, 2000, January 31, 2000 and December 31, 1999...........................     3

              Consolidated Statement of Operations
                 Three and nine months ended October 31, 2000 and
                 October 31, 1999...................................................................     4

              Consolidated Statement of Cash Flows
                 Nine months ended October 31, 2000 and
                 October 31, 1999...................................................................     5

              Notes to Consolidated Financial Statements............................................     6-10

              Item 2. Management's Discussion and Analysis
              of Financial Condition and Results of Operations......................................    11-16

              Item 3. Quantitative and Qualitative Disclosures About
                           Market Risk..............................................................    16

PART II. OTHER INFORMATION

              Item 1.       Legal Proceedings.......................................................    16
              Item 6.       Exhibits and Reports on Form 8-K........................................    17

SIGNATURES..........................................................................................    18

EXHIBIT INDEX.......................................................................................    19

Item 1.  Financial Statements

                         SeaChange International, Inc.
                          Consolidated Balance Sheet
                   (in thousands, except share-related data)

                                                                                   October 31,  January 31,    December 31,
                                                                                   -----------  -----------    ------------
                                                                                       2000         2000          1999
                                                                                       ----         ----          ----
Assets
Current assets
   Cash and cash equivalents                                                        $ 7,244     $ 2,721        $11,318
   Accounts receivable, net of allowance for doubtful
      accounts of $638 at October 31, 2000 and
      $908 at January 31, 2000 and December 31, 1999                                 23,457      16,756         17,840
   Inventories                                                                       23,468      20,089         17,128
   Prepaid expenses and other current assets                                          3,946       1,634          1,568
   Deferred income taxes                                                              3,400       3,400          2,243
                                                                                    -------     -------        -------
   Total current assets                                                              61,515      44,600         50,097

Property and equipment, net                                                          14,171      10,492         10,538
Other assets                                                                            907         869            884
Goodwill and intangibles, net                                                         2,605         751            785
                                                                                    -------     -------        -------
                                                                                    $79,198     $56,712        $62,304
                                                                                    =======     =======        =======
Liabilities and Stockholders' Equity
Current liabilities
   Current portion of equipment line of credit
      and obligations under capital lease                                           $ 2,335     $ 1,045        $ 1,048
   Accounts payable                                                                  14,927      10,451         15,038
   Accrued expenses                                                                   1,972       2,776          3,499
   Customer deposits                                                                  3,873       2,428          2,092
   Deferred revenue                                                                   6,701       6,292          4,380
   Income taxes payable                                                                 437         625            675
                                                                                    -------     -------        -------
   Total current liabilities                                                         30,245      23,617         26,732
                                                                                    -------     -------        -------
Long-term equipment line of credit and
   obligations under capital lease                                                    4,024       1,144          1,231
                                                                                    -------     -------        -------
Commitments and contingencies (Note 8)

Stockholders' Equity
Common stock, $.01 par value; 100,000,000
   shares authorized; 21,956,614, 21,300,185 and
     21,285,855 shares issued at October 31, 2000,
      January 31, 2000 and December 31, 1999, respectively                              220         213            213
Additional paid-in capital                                                           47,907      35,696         35,634
Accumulated deficit                                                                  (3,033)     (3,898)        (1,440)
Treasury stock, 60,750 shares                                                            (1)         (1)            (1)
Accumulated other comprehensive loss                                                   (164)        (59)           (65)
                                                                                    -------     -------        -------
      Total stockholders' equity                                                     44,929      31,951         34,341
                                                                                    -------     -------        -------
                                                                                    $79,198     $56,712        $62,304
                                                                                    =======     =======        =======

     The accompanying notes are an integral part of these consolidated financial statements.

                         SeaChange International, Inc.
                     Consolidated Statement of Operations
                     (in thousands, except per share data)

                                                                      Three months ended             Nine months ended
                                                                      ------------------             -----------------
                                                                 October 31,    October 31,      October 31,     October 31,
                                                                 -----------    -----------      -----------     -----------
                                                                    2000           1999             2000            1999
                                                                    ----           ----             ----            ----
Revenues
   Systems                                                         $18,306        $15,931           $55,233         $51,642
   Services                                                          5,916          4,099            16,892          12,305
                                                                   -------        -------           -------         -------

                                                                    24,222         20,030            72,125          63,947
                                                                   -------        -------           -------         -------
Costs of revenues
   Systems                                                           9,635          9,661            29,835          30,420
   Services                                                          4,582          3,825            13,271          11,058
                                                                   -------        -------           -------         -------

                                                                    14,217         13,486            43,106          41,478
                                                                   -------        -------           -------         -------

   Gross profit                                                     10,005          6,544            29,019          22,469
                                                                   -------        -------           -------         -------
Operating expenses
   Research and development                                          5,101          3,985            14,456          12,332
   Selling and marketing                                             3,169          2,207             8,284           6,323
   General and administrative                                        1,675          1,329             4,977           4,047
                                                                   -------        -------           -------         -------

                                                                     9,945          7,521            27,717          22,702
                                                                   -------        -------           -------         -------

   Income (loss) from operations                                        60           (977)            1,302            (233)

Interest expense, net                                                  (54)           (12)              (30)             (5)
                                                                   -------        -------           -------         -------

   Income (loss) before income taxes                                     6           (989)            1,272            (238)

Provision (benefit) for income taxes                                     2           (375)              407            (438)
                                                                   -------        -------           -------         -------

   Net income (loss)                                               $     4        $  (614)          $   865         $   200
                                                                   =======        =======           =======         =======

Basic and diluted earnings (loss) per share                        $  0.00        $ (0.03)          $  0.04         $  0.01
                                                                   =======        =======           =======         =======

Shares used in calculating:

   Basic earnings per share                                         21,855         20,983            21,668          21,036
                                                                   =======        =======           =======         =======

   Diluted earnings per share                                       23,218         20,983            23,170          22,030
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

                         SeaChange International, Inc.
                     Consolidated Statement of Cash Flows
             INCREASE IN CASH AND CASH EQUIVALENTS (IN THOUSANDS)

                                                                                                       For the nine months ended
                                                                                                       -------------------------

                                                                                                     October 31,        October 31,
                                                                                                     -----------        -----------
                                                                                                         2000               1999
                                                                                                         ----               ----
Cash flows from operating activities
     Net income                                                                                       $    865            $   200
     Adjustments to reconcile net income to net cash provided by (used in)
     operating activities:
           Depreciation and amortization                                                                 3,546              3,092
           Inventory valuation allowance                                                                   149                558
           Changes in operating assets and liabilities:
                  Accounts receivable                                                                   (6,528)            (3,887)
                  Inventories                                                                           (3,204)            (1,543)
                  Prepaid expenses, other current assets and other assets                               (2,455)             2,938
                  Accounts payable                                                                       4,476              2,484
                  Accrued expenses                                                                        (804)              (117)
                  Customer deposits                                                                      1,445                883
                  Deferred revenue                                                                         409               (359)
                  Income taxes payable                                                                     107               (344)
                                                                                                      --------            -------


                     Net cash provided by (used in) operating activities                                (1,994)             3,905
                                                                                                      --------            -------

Cash flows from investing activities
     Purchases of property and equipment                                                                (7,367)            (2,674)
     Increase in intangible assets                                                                      (2,209)                --
                                                                                                      --------            -------


                     Net cash used in investing activities                                              (9,576)            (2,674)
                                                                                                      --------            -------

Cash flows from financing activities
      Proceeds from borrowings under construction loan                                                   1,044                 --
      Proceeds from borrowings under equipment line of credit                                            4,324              1,116
      Repayments under equipment line of credit                                                         (1,017)              (462)
      Repayments of obligation under capital lease                                                        (181)               (72)
      Proceeds from issuance of common stock                                                            11,923                886
                                                                                                      --------            -------

                     Net cash provided by financing activities                                          16,093              1,468
                                                                                                      --------            -------


     Net increase in cash and cash equivalents                                                           4,523              2,699

     Cash and cash equivalents, beginning of period                                                      2,721              2,090
                                                                                                      --------            -------

     Cash and cash equivalents, end of period                                                         $  7,244            $ 4,789
                                                                                                      ========            =======

     Supplemental disclosure of noncash activity:
     Transfer of items originally classified as inventories to
        fixed assets                                                                                  $     --            $ 2,070
     Transfer of items originally classified as fixed assets to
        inventories                                                                                   $    497            $   162
     Equipment acquired under capital leases                                                          $     --            $   336


             The accompanying notes are an integral part of these
                      consolidated financial statements.

                         SEACHANGE INTERNATIONAL, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          (unaudited; in thousands, except share and per share data)

1.   Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of SeaChange International, Inc. and its subsidiaries. SeaChange believes that the unaudited consolidated financial statements reflect all adjustments (consisting of only normal recurring adjustments), necessary for a fair statement of SeaChange's financial position, results of operations and cash flows at the dates and for the periods indicated. The results of operations for periods presented are not necessarily indicative of results expected for the full fiscal year or any other future periods. The unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes for the year ended December 31, 1999, included in SeaChange's Annual Report on Form 10-K for such fiscal year.

2.   Revenue Recognition

Revenues from sales of systems are recognized upon shipment provided title and risk of loss has passed to the customer, there is evidence of an arrangement, fees are fixed or determinable and collection of the related receivable is probable. Installation, project management and training revenue is deferred and recognized as these services are performed. Revenue from technical support and maintenance is recognized ratably over the period of the related agreements, generally twelve months. Customers are billed for installation, project management, training and maintenance at the time of the product sale. Revenue from content fees, primarily movies, is recognized based on the volume of monthly purchases that are made by hotel guests. Revenue from product development contract services is recognized based on the time and materials incurred to complete the work.

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

3.   Earnings Per Share

For the three months ended October 31, 1999, common shares of 1,096,000 issuable upon the exercise of stock options, are antidilutive because SeaChange recorded a net loss for the period, and therefore, have been excluded from the diluted earnings per share computation.

Below is a summary of the shares used in calculating basic and diluted earnings per share for the periods indicated:

                                                                   Three months ended                Nine months ended
                                                               October 31,        October 31,    October 31,    October 31,
                                                               -----------        -----------    -----------    ----------
                                                                   2000               1999           2000          1999
                                                                   ----               ----           ----          ----
Weighted average shares used in calculating earnings
per share-  Basic......................................         21,855,000        20,983,000       21,668,000    21,036,000

Dilutive stock options.................................          1,363,000                --        1,502,000       994,000
                                                                 ---------                --        ---------       -------
Weighted average shares used in calculating earnings
per share- Diluted.....................................         23,218,000        20,983,000       23,170,000    22,030,000
                                                                ==========        ==========       ==========    ==========

                         SEACHANGE INTERNATIONAL, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          (unaudited; in thousands, except share and per share data)

4.   Inventories

          Inventories consist of the following:

                                           October 31,  January 31, December 31,
                                               2000         2000         1999
                                               ----         ----         ----

          Components and assemblies          $19,185      $17,602      $14,739
          Finished products                    4,283        2,487        2,389
                                             -------      -------      -------

                                             $23,468      $20,089      $17,128
                                             =======      =======      =======

5.   Comprehensive Income (Loss)

     For the three months and nine months ended October 31, 2000 and October 31, 1999, SeaChange's comprehensive income (loss) was as follows:

                                                                           Three months ended              Nine months ended
                                                                      October 31,     October 31,     October 31,    October 31,
                                                                      -----------     -----------     -----------    -----------

                                                                          2000           1999             2000          1999
                                                                          ----           ----             ----          ----
     Net income (loss)                                                     $4           $(614)             $865         $200
     Other comprehensive income (expense), net of tax:
          Foreign currency translation adjustment, net of
          tax of ($8), $--, ($33) and ($45), respectively                 (18)              1               (72)          47
                                                                          ----              -               ----           -

     Other comprehensive income (expense)                                 (18)              1               (72)          47
                                                                          ----              -               ----           -

     Comprehensive income (loss)                                         $(14)          $(613)             $793         $247
                                                                         =====           ====              ====         ====

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

                         SEACHANGE INTERNATIONAL, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           (unaudited; in thousands, except share and per share data

In December 1999, the SEC issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." SAB 101 summarizes the SEC's view in applying generally accepted accounting principles to selected revenue recognition issues. The application of the guidance in SAB 101 is required in SeaChange's fourth quarter of its current fiscal year. The effects of applying this guidance, if any, will be reported as a cumulative effect adjustment resulting in a change in accounting principle. SeaChange estimates that the cumulative effect of the change in accounting principle will result in a change to income before income taxes of approximately $1.6 million, which will be included in the results of operations for the fiscal year ended January 31, 2001.

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

                                          Three months ended                            Nine months ended
                                          ------------------                            -----------------
                                  October 31,            October 31,          October 31,                October 31,
                                     2000                   1999                 2000                        1999
                                     ----                   ----                 ----                        ----
       Revenues
          Broadband                 $11,065                $11,136               $38,728                   $39,637
          Broadcast                   7,241                  4,795                16,505                    12,005
          Services                    5,916                  4,099                16,892                    12,305
                                    -------                -------               -------                   -------
           Total                    $24,222                $20,030               $72,125                   $63,947
                                    -------                -------               -------                   -------

       Costs of revenues
          Broadband                  $5,610                 $6,772               $20,730                   $23,663
          Broadcast                   4,025                  2,889                 9,105                     6,757
          Services                    4,582                  3,825                13,271                    11,058
                                    -------                -------               -------                   -------
           Total                    $14,217                $13,486               $43,106                   $41,478
                                    -------                -------               -------                   -------

The following summarizes revenues by geographic locations:

       Revenues
       United States                $16,882                $13,414               $57,403                   $48,593
       Canada and South America       1,075                  2,185                 3,051                     3,960
       Europe                         2,864                  3,408                 5,589                     8,574
       Asian Pacific and              3,401                  1,023                 6,082                     2,820
       rest of world                -------                -------               -------                   -------

                                    $24,222                $20,030               $72,125                   $63,947
                                    -------                -------               -------                   -------

For the three and nine months ended October 31, 2000 and October 31, 1999 certain customers each accounted for more than 10% of SeaChange's revenue. Individual customers each accounted for 12% of revenues in the three months ended October 31, 2000;

                         SEACHANGE INTERNATIONAL, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           (unaudited; in thousands, except share and per share data

     10% in the nine months ended October 31, 2000; and 17% and 12% in the nine months ended October 31, 1999. No individual customer accounted for more than 10% of revenues in the three months ended October 31, 1999.

8.      Legal Proceedings

On March 17, 2000, Beam Laser Systems, Inc. and Frank L. Beam instituted a claim (Civil Action No. 2:00-CV-195) in the federal courts in the Eastern District of Virginia against one of SeaChange's customers, Cox Communications, Inc. This claim was later amended by Beam Laser on June 16, 2000 to also include two related companies of Cox Communications: CableRep, Inc. and CoxCom, Inc. Beam Laser has asserted that the ad insertion technology, which includes SeaChange's spot ad insertion system, used by Cox Communications, CableRep and CoxCom infringes two of the patents held by Beam Laser (Patents No. 4,814,883 and 5,200,825). Beam Laser is seeking both an injunction and monetary damages from the defendants in that case. The defendants have made a counterclaim against Beam Laser seeking a declaration of non-infringement, invalidity and unenforceability of the two patents held by Beam Laser that are at question. On May 19, 2000, SeaChange filed a motion seeking to intervene in the action between its customer and Beam Laser, and to transfer the case to the District Court of Massachusetts. On June 23, 2000, the court granted SeaChange's intervention motion and deferred ruling on the issue of transfer. Also on June 23, 2000, SeaChange filed its Intervenor Complaint in the Virginia action seeking, among other things, a declaratory judgment of non-infringement, invalidity and unenforceability regarding the two patents of Beam Laser that are at question. In addition, SeaChange has agreed to indemnify its customer for claims brought against the customer that are related to the customer's use of SeaChange's products. On October 23, 2000, the court denied SeaChange's motion to transfer. On November 29, 2000, Beam Laser filed a motion to amend its pleading to add claims against SeaChange seeking equitable relief, a finding of willful or contributory infringement, and attorneys' fees. The court has not yet ruled on Beam Laser's motion to amend. This dispute has a scheduled trial date commencing April 2001.

On June 13, 2000, SeaChange filed in the United States District Court for the District of Delaware a lawsuit against one of its competitors, nCube Corp., whereby SeaChange alleged that nCube's MediaCube-4 product infringed a patent held by SeaChange (Patent No. 5,862,312). In instituting the claim, SeaChange sought both a permanent injunction and damages in an unspecified amount. nCube made a counterclaim against SeaChange that the patent held by SeaChange was invalid and that nCube's MediaCube-4 product did not infringe SeaChange's patent. On September 25, 2000 the court upheld the validity of SeaChange's patent. At this time SeaChange is awaiting the court's decision regarding a permanent injunction. Damages will be determined in future proceedings.

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

                         SEACHANGE INTERNATIONAL, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           (unaudited; in thousands, except share and per share data


10.  Construction Loan

In October 2000, SeaChange entered into an agreement with a bank to finance $1.2 million of the construction costs related to the purchase and renovation of a manufacturing mill in New Hampshire that had been previously purchased in February 2000. During the construction period, interest is accrued and payable at a per annum rate of 8.875%. Upon occupancy of the building by SeaChange, the loan will convert to two promissory notes whereby SeaChange will pay principal and interest based upon a fixed interest rate per annum using a five and ten year amortization schedule (8.875% at October 31, 2000). Borrowings under the loan are secured by the land and buildings of the renovated mill. The loan agreement requires that SeaChange provide the bank with certain periodic financial reports and comply with certain financial ratios. At October 31, 2000, SeaChange was in compliance with all covenants. As of October 31, 2000, borrowings outstanding under the loan were $1.0 million.

11.  Subsequent Event

On December 1, 2000, SeaChange and Comcast Cable Communications, Inc. entered into a video-on-demand purchase agreement for SeaChange's interactive television video servers and related services. Under the terms of the video-on-demand purchase agreement, Comcast has committed to purchase SeaChange's equipment capable of serving a minimum of one million cable subscribers by approximately December 2002. In addition, Comcast may earn up to an additional 450,000 incentive common stock purchase warrants through December 2003 based on the number of cable subscribers in excess of one million who are served by SeaChange's equipment which has been purchased by Comcast. In connection with the execution of this commercial agreement, SeaChange entered into a common stock and warrant purchase agreement, dated as of December 1, 2000, with Comcast SC Investment, Inc., whereby Comcast SC agreed to purchase, subject to certain closing conditions including registration of the shares purchased thereby, 466,255 shares of SeaChange's common stock for approximately $10 million and Comcast SC would receive a warrant to purchase 100,000 shares, exercisable at $21.445 per share, of SeaChange's common stock. This stock and warrant purchase agreement was terminated by SeaChange and Comcast SC on February 28, 2001. The terms and conditions of the video-on-demand purchase agreement have not been modified.

On February 28, 2001, SeaChange signed and closed a new common stock and warrant purchase agreement on terms similar to the prior agreement. Under the terms of this new agreement, SeaChange sold in a private placement to Comcast SC for approximately $10,000,000 an aggregate of 756,144 shares of its common stock and a warrant to purchase 100,000 shares of its common stock with an exercise price of $13.225 per share. In addition, the new purchase agreement provides that an additional number of shares of common stock shall be issued to Comcast SC without any additional consideration as is equal to the difference between $10,000,000 divided by the lower of 92% of the closing market price of its common stock on the date of effectiveness of the registration statement and the average of the closing market price of its common stock for the five trading days ending on the effective date of the registration statement and $13.225.
The warrant agreement contains a price adjustment mechanism such that the warrant is exercisable for an additional 25,000 shares of its common stock if this registration statement has not been declared effective on or before March 31, 2001 and an additional 333.33 shares of its common stock per day beginning on and including May 1, 2001 for each day up to and including the day the registration statement is declared effective. The warrant agreement also provides that the exercise price of the warrant will be reduced on the effective date of the registration statement to the lower of 92% of the closing market price of its common stock on the effective date of the registration statement and the average of the closing market prices of its common stock for the five trading days ending on the date of effectiveness of the registration statement if either of such prices is lower than $13.225, the exercise price as of the closing date.

SeaChange will determine the intrinsic value of the common stock purchase and will measure the fair value of the 100,000 common stock purchase warrants at the closing date and will record these amounts as contra-equity. Upon effectiveness of the registration statement, SeaChange will measure the fair value of the additional common shares issued, if any, and the incremental fair value of the common stock warrants, and will add those amounts to the amount of contra-equity initially recorded at the closing date. The contra-equity amount will be amortized in future periods as an offset to gross revenue in proportion to the revenue recognized with respect to the first million subscribers Comcast has committed to under the video-on-demand purchase agreement. The fair value of the additional incentive common stock purchase warrants will also be recorded as an offset to gross revenue as the warrants are earned by Comcast, if any.

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

Three Months Ended October 31, 2000 Compared to the Three Months Ended October 31, 1999

Revenues

Systems. SeaChange's systems revenues consist of sales within its broadband segment (primarily digital advertising insertion and interactive television systems) and its broadcast segment. Systems revenues increased 15% from $15.9 million in the three months ended October 31, 1999 to $18.3 million in the three months ended October 31, 2000. Revenues from the broadband segment, which accounted for 46% and 56% of total revenues in the three months ended October 31, 2000 and 1999, respectively, decreased slightly from $11.1 million in 1999 to $11.0 million in 2000. SeaChange expects future growth, if any, in the broadband business to come primarily from its interactive television systems. Broadcast system segment revenues were $7.2 million in the three months ended October 31, 2000 compared to $4.8 million in the three months ended October 31, 1999. The 51% increase in broadcast revenues for the three months ended October 31, 2000 was primarily from the timing of receipt of customer orders and related shipments for new U.S. broadcast customers. SeaChange expects future growth, if any, in the broadcast business to come from both U.S. and international customers.

Services. SeaChange's services revenues consist of fees for installation, training, project management, technical support and maintenance services, product development services and movie content fees. SeaChange's services revenues increased 44% to $5.9 million in the three months ended October 31, 2000 from $4.1 million in the three months ended October 31, 1999. This increase in services revenues primarily resulted from the renewals of technical support and maintenance, price increases on certain technical support and maintenance, the impact of a growing installed base of systems and a higher level of product development services.

For the three-month period ended October 31, 2000, a limited number of customers each accounted for more than 10% of SeaChange's total revenues. No individual customer accounted for more than 10% of revenues in the three months ended October 31, 1999. Single customers accounted for 12% of total revenues in the three months ended October 31, 2000. Revenue from these customers was primarily in the broadband segment. SeaChange believes that revenues from current and future large customers will continue to represent a significant proportion of total revenues.

International sales accounted for approximately 30% and 33% of total revenues in the three-month periods ended October 31, 2000 and October 31, 1999, respectively. SeaChange expects that international sales will remain a significant portion of SeaChange's business in the future. As of October 31, 2000, substantially all sales of SeaChange's products were made in United States dollars. SeaChange does not expect to change this practice in the foreseeable future. Therefore, SeaChange has not experienced, nor does it expect to experience in the near term, any material impact from fluctuations in foreign currency exchange rates on its results of operations or liquidity. If this practice changes in the future, SeaChange will reevaluate its foreign currency exchange rate risk.


Gross Profit

Systems. Costs of systems revenues consist primarily of the cost of purchased components and subassemblies, labor and overhead relating to the final assembly and testing of complete systems and related expenses. Costs of systems revenues remained relatively flat at $9.6 million in the three months ended October 31, 2000 as compared to $9.7 million in the three months ended October 31, 1999 despite the increase in systems revenues as a result of improved manufacturing efficiencies and lower material costs through improved purchasing efficiencies for both the digital advertising insertion and broadcast products. SeaChange expects the cost of systems revenues for the interactive television products within the broadband segment to be higher as a percentage of revenues as the products are first deployed and to decrease as a percentage of revenues as the revenue level increases and SeaChange improves its manufacturing and material purchasing efficiencies.

Systems gross profit as a percentage of systems revenues was 47% and 39% in the three months ended October 31, 2000 and October 31, 1999, respectively. The increase in systems gross profit in the three months ended October 31, 2000 was primarily due to lower material and other manufacturing costs as a percentage of systems revenue within the broadband segment and specifically for system revenues for the digital advertising insertion products. Gross profit for the broadband and broadcast segments improved from 39% and 40% for the three months ended October 31, 1999 to 49% and 44% for the three months ended October 31, 2000. The improvement in gross margins was the result of higher system revenues and lower material and other manufacturing costs as a percentage of system revenues.

Services. Costs of services revenues consist primarily of labor, materials and overhead relating to the installation, training, project management, product development, and technical support and maintenance services provided by SeaChange and costs associated with providing movie content. Costs of services revenues increased 20% from $3.8 million in the three months ended October 31, 1999 to $4.6 million in the three months ended October 31, 2000, primarily as a result of increased revenues and the costs associated with SeaChange hiring and training additional service personnel to provide worldwide support for the growing installed base of broadband and broadcast systems and costs associated with providing movie content. Services gross profit as a percentage of services revenue was 23% in the three months ended October 31, 2000 and 7% in the three months ended October 31, 1999. Improvements in the services gross profit in the three months ended October 31, 2000 reflect the increase in the installed base of systems under maintenance, price increases on certain annual technical support and maintenance and higher product development revenues. SeaChange expects that it will continue to experience fluctuations in gross profit as a percentage of services revenue as a result of the timing of revenues from product and maintenance support and other services to support the growing installed base of systems and the timing of costs associated with SeaChange's ongoing investment required to build a service organization to support the installed base of systems and new products.

Research and Development. Research and development expenses consist primarily of compensation of development personnel, depreciation of equipment and an allocation of related facilities expenses. Research and development expenses increased 28% from $4.0 million in the three months ended October 31, 1999 to $5.1 million in the three months ended October 31, 2000. The increase in the dollar amount in the three months ended October 31, 2000 was primarily attributable to the hiring and contracting of additional development personnel which reflects SeaChange's continuing investment in new technology. SeaChange expects that research and development expenses will continue to increase in dollar amount as SeaChange continues its development of new technology and support of new and existing products, but will decrease as a percentage of revenues.

Selling and Marketing. Selling and marketing expenses consist primarily of compensation expenses, including sales commissions, travel expenses and certain promotional expenses. Selling and marketing expenses increased 44% to $3.2 million in the three months ended October 31, 2000 from $2.2 million in the three months ended October 31, 1999. The increase was primarily due to the hiring of additional sales personnel for SeaChange's product segments, increased sales commissions on higher revenues and higher marketing costs.

General and Administrative. General and administrative expenses consist primarily of compensation of executive, finance, human resource and administrative personnel, legal and accounting services and an allocation of related facilities expenses. General and administrative expenses increased 26% from $1.3 million in the three-month period ended October 31, 1999 to $1.7 million in the three-month period ended October 31, 2000. This increase is primarily due to increased legal expenses associated with various litigation matters.

Interest Expense, net. Interest expense, net was approximately $54,000 and $12,000 in the three months ended October 31, 2000 and October 31, 1999, respectively. The increase in interest expense, net in the three months ended October 31, 2000 primarily resulted from an increase in interest expense on additional borrowings.

Provision for Income Taxes. SeaChange's effective tax rate was 32% and 38% in the three months ended October 31, 2000 and October 31, 1999, respectively. The effective tax provision for the three months ended October 31, 2000 was favorably impacted by the utilization of research and development tax credits.

SeaChange had net deferred tax assets of $3.4 million at October 31, 2000 and January 31, 2000 and $2.2 million at December 31, 1999. SeaChange has made the determination it is more likely than not that it will realize the benefits of the net deferred tax assets.

Nine Months Ended October 31, 2000 Compared to the Nine Months Ended October 31, 1999

Revenues

Systems. SeaChange's systems revenues consist of sales within its broadband segment (primarily digital advertising insertion and interactive television systems) and its broadcast segment. Systems revenues increased 7% from $51.6 million in the nine months ended October 31, 1999 to $55.2 million in the nine months ended October 31, 2000. Revenues from the broadband segment, which accounted for 54% and 62% of total revenues in the nine months ended October 31, 2000 and 1999, respectively, decreased from $39.6 million in 1999 to $38.7 million in 2000. This decrease in broadband revenues is primarily attributable to a shift in the timing of orders by U.S. cable operators between quarters this year versus the previous year. SeaChange expects future growth, if any, in the broadband business to come primarily from its interactive television systems. Broadcast system segment revenues were $16.5 million in the nine months ended October 31, 2000 compared to $12.0 million in the nine months ended October 31, 1999. The 37% increase in broadcast revenues for the nine months ended October 31, 2000 was primarily from the timing of receipt of customer orders and related shipments for new U.S. broadcast customers. SeaChange expects future growth, if any, in the broadcast business to come from both U.S. and international customers.


Services. SeaChange's services revenues consist of fees for installation, training, project management, technical support and maintenance services, product development services and movie content fees. SeaChange's services revenues increased 37% to $16.9 million in nine months ended October 31, 2000 from $12.3 million in the nine months ended October 31, 1999. This increase in services revenues primarily resulted from the renewals of technical support and maintenance, price increases on certain technical support and maintenance, the impact of a growing installed base of systems and a higher level of product development services.

For the nine-month periods ended October 31, 2000 and October 31, 1999, a limited number of customers each accounted for more than 10% of SeaChange's total revenues. Single customers each accounted for 10% of total revenues in the nine months ended October 31, 2000 and 17% and 12% of total revenues in the nine months ended October 31, 1999. Revenue from these customers was primarily in the broadband segment. SeaChange believes that revenues from current and future large customers will continue to represent a significant proportion of total revenues.

International sales accounted for approximately 20% and 24% of total revenues in the nine-month periods ended October 31, 2000 and October 31, 1999, respectively. SeaChange expects that international sales will remain a significant portion of SeaChange's business in the future. As of October 31, 2000, substantially all sales of SeaChange's products were made in United States dollars. SeaChange does not expect to change this practice in the foreseeable future. Therefore, SeaChange has not experienced, nor does it expect to experience in the near term, any material impact from fluctuations in foreign currency exchange rates on its results of operations or liquidity. If this practice changes in the future, SeaChange will reevaluate its foreign currency exchange rate risk.

Gross Profit

Systems. Costs of systems revenues consist primarily of the cost of purchased components and subassemblies, labor and overhead relating to the final assembly and testing of complete systems and related expenses. Costs of systems revenues decreased to $29.8 million in the nine months ended October 31, 2000 as compared to $30.4 million in the nine months ended October 31, 1999. In the nine months ended October 31, 2000, the cost of systems revenues decreased from the prior year despite the increase in systems revenues as a result of improved manufacturing efficiencies and lower material costs through improved purchasing efficiencies for both the digital advertising insertion and broadcast products. SeaChange expects the cost of systems revenues for the interactive television products within the broadband segment to be higher as a percentage of revenues as the products are first deployed and to decrease as a percentage of revenues as the revenue level increases and SeaChange improves its manufacturing and material purchasing efficiencies.

Systems gross profit as a percentage of systems revenues was 46% and 41% in the nine months ended October 31, 2000 and October 31, 1999, respectively. The increase in systems gross profit in the nine months ended October 31, 2000 was primarily due to lower material and other manufacturing costs as a percentage of systems revenue within the broadband segment and specifically for system revenues for the digital advertising insertion products. Gross profit for the broadband segment improved from 40% for the nine months ended October 31, 1999 to 46% for the nine months ended October 31, 2000 while gross profit for the broadcast segment increased slightly to 45% for the nine months ended October 31, 2000 compared to 44% for the nine months ended October 31, 1999. The improvement in gross margins for the broadband segment was the result of lower material and other manufacturing costs as a percentage of system revenues.


Services. Costs of services revenues consist primarily of labor, materials and overhead relating to the installation, training, project management, product development, and technical support and maintenance services provided by SeaChange and costs associated with providing movie content. Costs of services revenues increased 20% from $11.1 million in the nine months ended October 31, 1999 to $13.3 million in the nine months ended October 31, 2000, primarily as a result of increased revenues and the costs associated with SeaChange hiring and training additional service personnel to provide worldwide support for the growing installed base of broadband and broadcast systems and costs associated with providing movie content. Services gross profit as a percentage of services revenue was 21% in the nine months ended October 31, 2000 and 10% in the nine months ended October 31, 1999. Improvements in the services gross profit in the nine months ended October 31, 2000 reflect the increase in the installed base of systems under maintenance, price increases on certain annual technical support and maintenance and higher product development revenues. SeaChange expects that it will continue to experience fluctuations in gross profit as a percentage of services revenue as a result of the timing of revenues from product and maintenance support and other services to support the growing installed base of systems and the timing of costs associated with SeaChange's ongoing investment required to build a service organization to support the installed base of systems and new products.

Research and Development. Research and development expenses increased 17% from approximately $12.3 million in the nine months ended October 31, 1999 to $14.5 million in the nine months ended October 31, 2000. The increase in the dollar amount was primarily attributable to the hiring and contracting of additional development personnel which reflects SeaChange's continuing investment in new products. SeaChange expects that research and development expenses will continue to increase in dollar amount as SeaChange continues to focus on the development of new technology and support of new and existing products.

Selling and Marketing. Selling and marketing expenses increased 31% from $6.3 million in the nine months ended October 31, 1999 to $8.3 million in the nine months ended October 31, 2000. This increase is primarily due to the hiring of additional sales personnel for SeaChange's broadcast and interactive television products, increased sales commissions on higher revenues and higher marketing expenses.

General and Administrative. General and administrative expenses increased 23% from $4.0 million in the nine months ended October 31, 1999 to $5.0 million in the nine months ended October 31, 2000. This increase is primarily due to increased legal expenses associated with various litigation matters.

Interest expense, net. Interest expense, net, was approximately $30,000 and $5,000 in the nine months ended October 31, 2000 and October 31, 1999, respectively. The increase in 2000 in interest expense, net, primarily resulted from interest expense on borrowings.

Provision for Income Taxes. SeaChange's effective tax rate was 32% in the nine months ended October 31, 2000. The effective tax provision was favorably impacted by the utilization of research and development tax credits.

Liquidity and Capital Resources

SeaChange has financed its operations and capital expenditures primarily with the proceeds of SeaChange's common stock, borrowings and cash flows generated from operations. Cash and cash equivalents increased $4.5 million from $2.7 million at January 31, 2000 to $7.2 million at October 31, 2000. Working capital increased from approximately $21.0 million at January 31, 2000 to approximately $31.3 million at October 31, 2000.

Net cash used in operating activities was approximately $2.0 million for the nine month period ended October 31, 2000. Net cash provided by operating activities was approximately $3.9 million for the nine months ended October 31, 1999. The net cash used in operating activities in the nine months ended October 31, 2000 was the result of the net income adjusted for non-cash expenses including depreciation and amortization of $3.5 million offset by changes in certain operating assets and liabilities. The significant net changes in assets and liabilities that used cash in operations included an increase in accounts receivable of $6.5 million, an increase in inventories of $3.2 million and an increase in prepaid expenses and other assets of $2.5 million. Inventory levels increased during the period principally as a result of procurement of long lead components for the interactive television and broadcast products. SeaChange expects these inventory levels to decrease as revenues from both these products increase. SeaChange expects that the broadcast segment and the interactive television products within the broadband segment will continue to require a significant amount of cash to fund future product development, to manufacture and deploy customer test and demonstration equipment and to meet higher revenue levels in both product segments. These items that used cash in operations were partially offset by an increase in accounts payable of $4.5 million and an increase in customer deposits of $1.4 million.

Net cash used in investing activities was approximately $9.6 million and $2.7 million for the nine months ended October 31, 2000 and October 31, 1999, respectively. Investment activity consisted primarily of capital expenditures related to construction to expand the current manufacturing facility and the acquisition of computer equipment, office furniture, and other capital equipment required to support the expansion and growth of the business.

Net cash provided by financing activities was approximately $16.1 million and $1.5 million for the nine months ended October 31, 2000 and October 31, 1999, respectively. In the nine months ended October 31, 2000, the cash provided by financing included $11.9 million received in connection with the issuance of common stock ($10 million of which was issued to Microsoft Corporation) and $5.4 million in borrowings under the equipment line of credit and SeaChange's construction loan. Microsoft entered into an agreement with SeaChange to collaborate on extending Microsoft Windows Media Technologies from Broadband Internet delivery to cable and broadcast television systems. Concurrent with this agreement, Microsoft purchased 277,162 shares of SeaChange's common stock for $10 million. Microsoft has agreed to purchase additional shares of SeaChange's common stock based upon the achievement of mutually agreed upon development milestones including the development of software that meets specific streaming performance levels and the commercial release of an enhanced version of the software that will be used with Microsoft's Next Generation Media Server. During the same period, cash used in financing activities included approximately $1.2 million in principal payments under SeaChange's equipment line of credit and capital lease obligations.

In July 2000, SeaChange renewed its revolving line of credit and equipment line of credit with a bank. The revolving line of credit was extended until March 2001 and borrowings under the facility increased to $7.5 million. The equipment line of credit was extended to provide SeaChange additional equipment financing of $4.0 million through March 2001. In addition, SeaChange entered into a $3 million line of credit facility with the Export-Import Bank of the United States which allows SeaChange to borrow money based upon eligible foreign customer account balances. This facility also expires in March 2001. Borrowings under all the lines of credit are secured by substantially all of SeaChange's assets. Loans made under the revolving line of credit would generally bear interest at a rate per annum equal to the LIBOR rate plus 2% (9.05% at October 31, 2000). Loans under the EXIM line of credit bear interest as a rate per annum equal to the prime rate (9.5% at October 31, 2000). Loans made under the equipment line of credit bear interest at a rate per annum equal to the bank's base rate plus 1.0% (10.5% at October 31, 2000). The loan agreement relating to the lines of credit requires that SeaChange provide the bank with certain periodic financial reports and comply with certain financial ratios including the maintenance of total liabilities, excluding deferred revenue, to net worth of at least .80 to
1.0. At October 31, 2000 SeaChange was in compliance with all covenants. As of October 31, 2000, there were no borrowings against the revolving line of credit and borrowings outstanding under the equipment line of credit were $4.9 million.

In October 2000, SeaChange entered into an agreement with a bank to finance $1.2 million of the construction costs related to the purchase and renovation of a manufacturing mill in New Hampshire that had been previously purchased in February 2000. During the construction period, interest is accrued and payable at a per annum rate of 8.875%. Upon occupancy of the building by SeaChange, the loan will convert to two promissory notes whereby SeaChange will pay principal and interest based upon a fixed interest rate per annum using a five and ten year amortization schedule (8.875% at October 31, 2000). Borrowings under the loan are secured by the land and buildings of the renovated mill. The loan agreement requires that SeaChange provide the bank with certain periodic financial reports and comply with certain financial ratios. At October 31, 2000, SeaChange was in compliance with all covenants. As of October 31, 2000, borrowings outstanding under the loan were $1.0 million.

SeaChange believes that existing funds together with available borrowings under the revolving line of credit and equipment line facility are adequate to satisfy its working capital and capital expenditure requirements for the foreseeable future.

SeaChange had no material capital expenditure commitments as of October 31, 2000.


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

In December 1999, the SEC issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." SAB 101 summarizes the SEC's view in applying generally accepted accounting principles to selected revenue recognition issues. The application of the guidance in SAB 101 is required in SeaChange's fourth quarter of its current fiscal year. The effects of applying this guidance, if any, will be reported as a cumulative effect adjustment resulting in a change in accounting principle. SeaChange estimates that the cumulative effect of the change in accounting principle will result in a change to income before income taxes of approximately $1.6 million, which will be included in the results of operations for the fiscal year ended January 31, 2001.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

SeaChange faces exposure to financial market risks, including adverse movements in foreign currency exchange rates and changes in interest rates. These exposures may change over time as business practices evolve and could have a material adverse impact on SeaChange's financial results. SeaChange's primary exposure has been related to local currency revenue and operating expenses in Europe and Asia. Historically, SeaChange has not hedged specific currency exposures as gains and losses on foreign currency transactions have not been material to date. At October 31, 2000, SeaChange had $5,917,000 outstanding related to variable rate U.S. dollar denominated debt. The carrying value of these short-term borrowings approximates fair value due to the short maturities of these instruments. Assuming a hypothetical 10% adverse change in the interest rate, interest expense on these short-term borrowings would increase by $56,000.

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

PART II. OTHER INFORMATION

ITEM 1.  Legal Proceedings

On March 17, 2000, Beam Laser Systems, Inc. and Frank L. Beam instituted a claim (Civil Action No. 2:00-CV-195) in the federal courts in the Eastern District of Virginia against one of SeaChange's customers, Cox Communications, Inc. This claim was later amended by Beam Laser on June 16, 2000 to also include two related companies of Cox Communications: CableRep, Inc. and CoxCom, Inc. Beam Laser has asserted that the ad insertion technology, which includes SeaChange's spot ad insertion system, used by Cox Communications, CableRep and CoxCom infringes two of the patents held by Beam Laser (Patents No. 4,814,883 and 5,200,825). Beam Laser is seeking both an injunction and monetary damages from the defendants in that case. The defendants have made a counterclaim against Beam Laser seeking a declaration of non-infringement, invalidity and unenforceability of the two patents held by Beam Laser that are at question. On May 19, 2000, SeaChange filed a motion seeking to intervene in the action between its customer and Beam Laser, and to transfer the case to the District Court of Massachusetts. On June 23, 2000, the court granted SeaChange's intervention motion and deferred ruling on the issue of transfer. Also on June 23, 2000, SeaChange filed its Intervenor Complaint in the Virginia action seeking, among other things, a declaratory judgment of non-infringement, invalidity and unenforceability regarding the two patents of Beam Laser that are at question. In addition, SeaChange has agreed to indemnify its customer for claims brought against the customer that are related to the customer's use of SeaChange's products. On October 23, 2000, the court denied SeaChange's motion to transfer. On November 29, 2000, Beam Laser filed a motion to amend its pleading to add claims against SeaChange seeking equitable relief, a finding of willful or contributory infringement, and attorneys' fees. The court has not yet ruled on Beam Laser's motion to amend. This dispute has a scheduled trial date commencing April 2001.

On June 13, 2000, SeaChange filed in the United States District Court for the District of Delaware a lawsuit against one of its competitors, nCube Corp., whereby SeaChange alleged that nCube's MediaCube-4 product infringed a patent held by SeaChange (Patent No. 5,862,312). In instituting the claim, SeaChange sought both a permanent injunction and damages in an unspecified amount. nCube made a counterclaim against SeaChange that the patent held by SeaChange was invalid and that nCube's MediaCube-4 product did not infringe SeaChange's patent. On September 25, 2000 the court upheld the validity of SeaChange's patent. At this time SeaChange is awaiting the court's decision regarding a permanent injunction. Damages will be determined in future proceedings.

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

ITEM 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

Exhibit 4.1:Certificate of Amendment, filed May 25, 2000 with the Secretary of State in the State of Delaware, to the Amended and Restated Certificate of Incorporation of SeaChange (filed as Exhibit 4.2 to SeaChange's registration statement on Form S-8 (File No. 333-17379) and incorporated herein by reference).

Exhibit 10.1: Video-on-Demand Purchase Agreement, dated as of December 1, 2000, by and between SeaChange and Comcast Cable Communications of Pennsylvania, Inc.

Exhibit 10.2: Loan Agreement, dated as of October 16, 2000, by and between SeaChange and the Bank of New Hampshire, N.A.

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

                         SEACHANGE INTERNATIONAL, INC.

                                 EXHIBIT INDEX

Exhibit Number                          Description                        Page
--------------                          -----------                        ----

4.1: Certificate of Amendment, filed May 25, 2000 with the Secretary of State in the State of Delaware, to the Amended and Restated Certificate of Incorporation of the Company (filed as Exhibit 4.2 to the Company's registration statement on Form S-3 (File No. 333-51386) and incorporated herein by reference).

10.1*: Video-on-Demand Purchase Agreement, dated as of December 1, 2000, by and between the Company and Comcast Cable
         Communications of Pennsylvania, Inc.

10.2: Loan Agreement, dated as of October 16, 2000, by and between the Company and the Bank of New Hampshire, N.A.

  * Confidential treatment requested as to certain portions of the document, which portions have been omitted and filed separately with the Securities and Exchange Commission.