Form 10-K
period 2001-01-31
SEACHANGE INTERNATIONAL INC
filed 2001-04-30
CIK 1019671

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended January 31, 2001

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

Yes [X]     No [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

As of April 25, 2001 the aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing price for the registrant's Common Stock on the Nasdaq National Market on such date was $321,498,851.
The number of shares of the registrant's Common Stock outstanding as of the close of business on April 25, 2001 was 22,804,983.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the definitive Proxy Statement in connection with the Annual Meeting of Stockholders to be held on or about June 7, 2001 to be filed pusuant to Regulation 14A are incorporated by reference into Part III of this Form 10-K.

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

ITEM 1.    BUSINESS

           Incorporated in Delaware in July 1993, we develop, manufacture and sell systems, known as video storage servers, that automate the management and distribution of both short-form video streams, such as advertisements, and long-form video streams, such as movies or other feature presentations, each of which requires precise, accurate and continuous execution, to television operators, telecommunications companies and broadcast television companies. Our systems utilize both standard industry components and our embedded proprietary software that performs the specific functions of information processing such as order processing, invoicing and other similar functions. Our digital video systems with their state-of-the-art electronic storage and retrieval capabilities are designed to provide a higher image quality and to be more reliable, easier to use and less expensive than analog tape-based systems that are based on transmission of a continuous electronic signal that may vary in both frequency and amplitude. We believe that by automating the management and distribution process our systems help our customers reduce their ongoing operating costs while simultaneously allowing our customers to increase revenues by offering more targeted services such as local advertising segments, known as geography-specific spot advertising, inserted into cable programming; movies, known as video-on-demand movies, that the subscriber is able to watch at any time with pause, rewind and fast forward features; and other services, known as interactive television services, that allow consumers to customize and/or interact with their television viewing experience in a manner similar to that of using a personal computer.

           In our broadband or high bandwidth network or facility systems business segment, we have one existing movie product and two video-on-demand products for the interactive television markets. Our Movie System product provides long-form video storage and delivery for the pay-per-view movie markets. Our GuestServe System product delivers video-on-demand and other guest services, Internet access and personal computer games in a hotel environment for cable television and telecommunications companies. Our ITV System product provides residential video on demand or interactive television system services, including accessing movies and other programs, purchasing products and retrieving Internet content through the television, to digitally manage, store and distribute digital video for cable television operators and telecommunications companies. Starting in 1998, our ITV System business grew when we entered into agreements with several cable companies to provide our ITV System for demonstration and testing of their video-on-demand systems. In 2000, several of these cable operators began deploying our ITV System. We also have agreements with producers of digital set-top boxes to test and integrate their products with our ITV System. Examples of these agreements include our relationships with Scientific-Atlanta, Motorola and Sony Corporation whereby we developed integrated interactive television systems to ensure our video server systems interfaced with the set-top boxes to provide long form video content to the potential subscriber.

           In addition to our video on demand systems, our broadband system business segment includes our SPOT System product, which we believe, based on currently available industry sources and our internal data, we believe to be the leading system in the United States based on market share for the transmission of video content, known as a video insertion system, in the multichannel television market for digital advertisement and other short-form video. Our SPOT System converts analog video forms such as advertisements and news updates to digital video forms, stores the digital video forms in remote or local storage devices, known as digital libraries, and inserts them automatically into television network streams. The SPOT System provides both high accuracy relative to the volume of video being played and high video image quality, permits geographic and demographic specificity of advertisements and we believe reduces operating costs by automating the management and distribution process. Our Advertising Management Software product operates in conjunction with our SPOT System to automate and simplify complex sales, scheduling and billing processes for the multichannel television market. A majority of our customers for these products consist of major cable television operators and telecommunications companies in the United States.

           In our broadcast or cable network systems business segment, our Broadcast MediaCluster product offers call letter stations, such as KSTP-Saint Paul, the ability to directly transmit content, such as commercials and syndicated or other programming for broadcast television companies, to their viewers. Today, the technology utilized by broadcasters is going through a transition away from analog tape libraries to digital server based storage of content. We believe that our broadcast MediaCluster system eliminates the need for analog tape libraries and provides broadcasters the automated storage and playback features that they require. Since 1998, we have installed broadcast systems at customer locations including network affiliates and multi-channel operations in the United States, Europe and the Far East.

           Financial information regarding our business segments is located in the footnotes to our financial statements included with this prospectus under the heading "Segment Information."


Industry Background

           Television operators, the largest users of professional quality video, historically have relied on videotape technology such as reel-to-reel technology and tape cassettes for the storage and distribution of video streams. We believe these systems, which use videotape as the primary mechanism for the storage and distribution of video, have substantial limitations. Videotapes and their associated recording playback mechanisms are subject to mechanical failure and generational loss of video quality. Tape-based systems also require significant manual intervention, which makes them expensive and cumbersome to operate and limits their flexibility for programming and schedule changes. Finally, videotapes are bulky and have limited storage capacity.

           Over the past decade, the limitations of video tape-based systems have become increasingly apparent. Changes in government regulation and increased competition have forced television operators to seek new revenue sources and reduce costs. In addition, competition has forced television operators to find and offer new and enhanced video services while simultaneously improving the efficiency of their operations. While video tape-based systems are sufficient for some traditional applications, they do not meet the performance and cost requirements of video-on-demand, Internet and other applications.


Cable Television Operators & Telecommunications Companies

           According to industry sources, there are approximately 12,000 cable television systems currently in the United States, serving over 70 million subscribers. In 1999, 96% of all cable systems provided over 30 channels of programming to their subscribers and most systems provided fifty or more channels. The number of cable subscribers world-wide has been estimated at 150 million. Over the last several years, cable operators have spent billions of dollars to upgrade their networks from analog to digital yielding a significant increase in available bandwidth, channel capacity and two-way capability. We believe this investment by the cable operators reflects their commitment to video on demand, advertising insertion, Internet and other applications.

           Video on demand represents a new opportunity for cable television operators. The increased channel capacity through the installation of fiber optic cables is providing many cable television operators with the capacity to offer specific video on demand services to residential cable subscribers. In 2000, cable operators and telecommunications companies began the deployment of residential video on demand services which allows the subscriber the ability to watch video programming at any time with pause, rewind and fast forward capabilities. The first application offered by these cable operators has been movies on demand.

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

           Despite this advantage over television broadcasters, cable television operators historically have not realized advertising revenues in proportion to their share of television viewers. According to industry sources, in 1999, 48% of all television viewers were watching cable networks, yet cable television advertising revenue accounted for only 24% of the total television advertising revenue. In addition, advertising represents the major source of revenue for television broadcasters, while most cable television operators derive less than 5% of their gross revenue from advertising. The limitations of video tape-based technology were a major factor which had prevented cable television operators from historically exploiting their advantages over television broadcasters as these systems are difficult to manage in multichannel and multi-zone environments, resulting in relatively poor video insertion accuracy and high operating costs.

           The Telecommunications Act of 1996 has lowered the legal barriers to entry for telecommunications companies to enter the multichannel video delivery market. Telecommunications companies are attempting to capitalize on the new growth opportunities by acquiring existing cable television operators and by leveraging their existing telephony networks to establish new multichannel video delivery operations. However, telecommunications companies face the same limitations as cable television operators in offering targeted, value-added services with analog tape-based systems on a cost-effective basis.

           Increased demand for video and audio content over the Internet will require a substantial increase in storage capacity and bandwidth over time. We believe that cable television operators and telecommunications companies will play an integral role in providing these broadband Internet applications. We also believe that in order to offer high quality video applications over the Internet, cable television operators and telecommunications companies will need storage and distribution products capable of complex management and scheduling of video data streams. We believe that our patented video server technology is well suited to meet this market opportunity.


Television Broadcasters

           The more than 1,500 broadcast stations in the United States, including network affiliates and independent stations, face many of the same technological issues as cable television operators. Additionally, television broadcasters rely on advertising for nearly all of their revenue and require high accuracy relative to the volume of video being played and high image quality. To date, television broadcasters have utilized tape-based systems with robotic libraries, which are cumbersome and require high levels of maintenance and manual intervention to ensure that the needed performance requirements are met. Also, the videotapes in these systems need to be replaced frequently due to repeated use.

           In addition, many television broadcasters are beginning to use the recently available digital bandwidth to originate multiple program streams. As this application develops further, television operators will require video storage and delivery systems that can effectively manage and deliver these multiple television signals. As television broadcasters continue to automate their entire programming in order to reduce overall operating costs and improve reliability, we believe that our Broadcast MediaCluster products provide a unique solution that addresses these requirements.


The SeaChange Solution

           We develop, manufacture and sell systems, known as video storage servers, that automate the management and distribution of both short-form video streams, such as advertisements, and long-form video streams, such as movies or other feature presentations, each of which requires precise, accurate and continuous execution, and the related services and movie content to television operators, telecommunications companies and broadcast television companies. Our solutions are based on the following five core areas of functionality:

      .    real-time conversion of analog video into digital video format;

      .    storage and retrieval of video content to and from digital libraries;

      . scheduled distribution of video streams between digital libraries by means of local and wide area data networks;

      .    delivery of video streams over single and multiple channels; and

      . Management of video sales, scheduling, billing and execution of related business transactions.

           We use these core areas of functionality to provide solutions to a number of commercial markets. Our systems are designed to provide a consistent set of features and benefits, including:

      . Viewer Targeting. Our digital video products enable television operators to efficiently target viewers in specific demographic or geographic groups. The ability to target selected viewers enables television operators to increase revenues by offering more targeted services. Our ITV and GuestServe systems make it possible for television operators to offer video-on-demand movies to individual residences or hotel rooms, our SPOT System offers this capability to television operators and our Broadcast MediaCluster offers this capability to broadcast television networks companies.

      . Cost Reduction. Our products are designed to provide our customers the opportunity to lower operating cost as compared to analog tape-based systems by, among other things, the elimination of videotapes and their storage and lowering operating personnel requirements. We are also able to price our products on a competitive basis by using standard operating systems and components. We believe that the combination of competitive pricing of our products and reductions in the operating costs of our customers results in attractive payback periods on the initial capital outlay by our customers for our products.

      . Scalability. Our products are scalable to the needs of a particular cable television operator or television broadcaster whether operating in a single channel system concentrated in one specific zone or a system with hundreds of channels serving multiple zones and markets. Moreover, our proprietary storage technology enables the scalability of storage of digital video from a few minutes to hundreds of hours of video.

      . Reliability. Our products eliminate the need for traditional mechanical tape-based systems, thereby reducing the likelihood of breakdowns. Furthermore, through the use of redundant low cost standard computer industry components and proprietary storage technology and application software, our products are designed to be fault resilient, providing the high reliability required for television operations.

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

      . Ease of Use. We believe our products are simple to learn, require less maintenance, and are less personnel intensive than analog systems. Due to their innovative architecture, our products offer a number of features that simplify their use, including remote monitoring and service and automated short- and long-form video distribution.


Strategy

           Our objective is to be the leader in the emerging market for the storage, management and distribution of professional quality digital video for the television marketplace. The key elements of our strategy are to:

      . Develop long-term Customer Relationships. We are focusing our product development, marketing and direct sales efforts on developing long-term customer relationships with cable television operators, telecommunications companies and television broadcasters in the United States and internationally. We have formed our customer relationships by providing digital video solutions to address customers' immediate problems, such as advertisement and other short-form video insertion. We intend to continue to leverage our customer relationships to offer new, compatible products to meet evolving market needs, such as video-on-demand programming. We believe that the fundamental shift from analog to digital video and the growing emphasis on interactive technologies will continue to present opportunities for us to develop, market and support our products to both our existing customer base and to customers in additional markets.

      . Offer Complete Solutions. Our customers operate complex networks that require the delivery and management of video programming across multiple channels and target zones. We believe television operators desire complete solutions that integrate all steps of digital video delivery from scheduling to post-air verification and billing. To address these needs, we provide integrated applications and support services, which are more effective than individual functional products not specifically designed to work together. We believe that providing complete integrated solutions has been a significant factor in our success and will be an increasingly important competitive advantage.

      . Establish and Maintain Technological Leadership Through Systems Integration. We believe our competitive position is dependent in a large part on the features and performance of our integrated systems. As a result, we focus our research and development efforts on introducing systems with improved hardware and software capabilities.

      . Provide Superior Customer Service and Support. Our products operate in customer environments where continuous operation is critical. As a result, we believe that providing a high level of service and support give us a competitive advantage and is a differentiating factor in developing and maintaining key customer relationships. Our in- depth industry and application knowledge allows us to better understand the service needs of our customers. As of January 31, 2001 more than 34% of our employees were dedicated to customer service and support, including project design and implementation, installation and training. In addition, using remote diagnostic and communications features embedded in our products, the service organization has the ability to monitor the performance of customer installations and, in most cases, rectify problems remotely. Customers have access to service personnel via 24-hour, seven-day a week telephone support.

Products

           We integrate standard industry components and embedded proprietary software with television components into our products. These products are marketed to cable television operators, telecommunication companies, television broadcasters, systems integrators and value-added resellers.


Broadband Products

        Interactive Television Products

           SeaChange ITV System. We have developed and are deploying our interactive television system. This system is sold to cable television operators and other telecommunications companies and enables them to offer video on demand and other interactive services, including accessing movies and other programs, purchasing products and retrieving Internet content through the television, to their subscribers who have digital set-top boxes and access two way cable plants. This system consists of our MediaCluster product which resides at headends or nodes in the cable system, our Command Center control software to manage and control the system, and interfaces to digital headend modulators and control systems and subscriber management systems.

           The delivery of video content to the subscriber utilizes our proprietary MediaCluster technology through the following steps:

      . Customer selection: When a customer selects from their set top box a video title to view, a message is transmitted from the set top box to our MediaCluster video server system located at the headend of the cable system.

      . Video selection execution: The MediaCluster video server system receives the video title request and retrieves the selection from the storage disk; which is an MPEG-2 compressed digital video file. The video file is loaded on the video server, which then executes the program.

      . Transmission to the customer: A network management device assesses the best route along the operator's network to deliver the video selection. The video file is delivered to a modulator, which formats the video file so that it can be delivered across the broadband network. The video file is then delivered back to the customer's set top box.

      . Customer viewing: The set top box receives the video file and decrypts the signal and delivers it to the television for viewing. The software in the set top box provides the subscriber with the functionality of a traditional video cassette recorder, allowing the customer to pause, fast-forward and rewind the video file. Some set top boxes have storage capabilities that enable the customer to store the video file for an extended period of time.

           SeaChange Guestserve System. Our Guestserve System product is a platform for the storage and delivery of long-form video streams, particularly movies on demand and interactive guest services such as hotel checkout, Internet access and personal computer games. We are marketing our Guestserve System to cable television operators as part of an integrated product that allows these operators to package full-scale video on demand systems for hotels and apartments. The integrated system consists of user interfaces and application hardware and software, including set-top boxes, remote control devices, and our MediaCluster product that contains software architecture for the delivery and storage of movies. The video servers are installed at the cable headend and the video is delivered over a dedicated fiber optic line. The integrated system is designed to provide cable television operators with a new source of revenue and a competitive advantage over the encroaching services of direct broadcast satellite companies.

           SeaChange Movie System. Our Movie System product provides cable television operators, pay-per-view movie service providers and direct-to-home providers with capability to originate multiple pay-per-view movie channels or any other scheduled video programming. Our Movie System includes both our MediaCluster products that contains technology for storage and delivery of the video programming and an MPEG-2 encoder for capturing movies from video tape, and scheduling software and hardware to enable creating programming schedules for the pay-per-view channels. This system includes fault resiliency in both the video server technology and scheduling technology so as to ensure the highest levels of up time.


        SeaChange SPOT System Product

           Our SPOT System product automates the complex process of advertisement and other video insertion across multiple channels and geographic zones for cable television operators and telecommunications companies. Through our embedded proprietary software, our SPOT System allows cable television operators to insert local and regional advertisements and other short-form video streams into the time allocated for these video streams by cable television networks such as CNN, MTV, ESPN, Black Entertainment Television, the Discovery Channel and Nickelodeon.

           Our SPOT System is an integrated solution composed of software applications, hardware platforms, data networks and easy to use graphical interfaces. Our SPOT System is designed to be installed at local cable transmission sites, known as headends, and advertising sales business offices. Our video insertion process consists of six steps:

      . Encoding: The process begins with our Encoding Station product which uses our embedded proprietary encoding software and hardware that embodies MPEG-2, the industry standard for digital video and audio compression, to transform in real time and compress analog to digital short-and long-form video.

      . Storage: Digital video is then stored in a disk-based video library, capable of storing thousands of spots, where our SPOT System organizes, manages and stores these video streams.

      . Scheduling: Our advertising management software coordinates with the traffic and billing application to determine the designated time slot, channel and geographic zone for each video stream.

      . Distribution: Our strategic digital video software then copies the video files from the master video library and distributes them over the operator's data network to appropriate headends, where they are stored in video servers for future play.

      . Insertion: Following a network cue, our video switch module automatically inserts the video stream into the network feed (initiating the analog conversion, if necessary), where they are then seen by television viewers.

      . Verification: After the video streams run, our proprietary software and hardware verifies the content, accuracy, timing and placement of these video streams to facilitate proper customer billing.

           We have developed a variety of different models of the SPOT System to support operators' differing requirements. The selling price for our SPOT Systems ranges from under $100,000 to several million dollars; the average system selling price of approximately $250,000.


        SeaChange Advertising Management Software

           Our Advertising Management Software product, referred to in the past as our Traffic and Billing Software product, is designed to permit television operators to manage advertising sales, scheduling, packaging and billing operations. This product provides advertising sales executives with management performance reports, inventory tracking, and order entry, billing and accounts receivable management. Our Advertising Management Software can be integrated with our SPOT System and is also compatible with many other commercially available third party advertisement insertion systems.


Broadcast Products

           SeaChange Broadcast MediaCluster System. Our Broadcast MediaCluster System product provides high quality, MPEG-2 based video storage and playback for use with automation systems in broadcast television stations. This product is intended to replace on-air tape decks used to store and play back advertising, movies and other programming from video tape cart systems and, in some cases, to replace the cart systems themselves. Our Broadcast MediaCluster System is designed for use by customers both in larger broadcast television markets, which use station automation systems, and in smaller markets, which use control software included in the system.

           As with the ITV System in the broadband segment, our Broadcast MediaCluster System is designed to simultaneously record, encode, store to a disk and play video content using compression and decompression hardware. This product is designed to seamlessly integrate into television broadcasters' current tape-based operations and meet the high performance requirements of television broadcasters.

           Currently, our Broadcast MediaCluster system is composed of three to seven individual video servers arranged in a cluster acting as one system. Each video server in a cluster is connected to every other video server in the cluster creating a system with no single point of failure. Our broadcast system utilizes parity data to ensure fault tolerance in the event of component or video server failure and provides for more efficient data storage and eliminates the need for mirrored back-up video servers. Our Broadcast MediaCluster system also has other features that enable the broadcaster to have end to end functionality and reliability. One feature enables the broadcasters to schedule its programming for a week of television content.


Customer Service and Support

           We install, maintain and support our products in North America, Asia, South America and Europe. We offer basic and advanced formal on-site training for customer employees. We currently provide installation, maintenance and support to international customers and also provide movie content in conjunction with sales of our GuestServe System. We offer technical support to customers, agents and distributors on a 24-hour, seven-day a week basis. Our systems sales include always one year of free maintenance.


Customers

           We currently sell our products primarily to cable television operators, broadcast and telecommunications companies.

           Our customer base is highly concentrated among a limited number of large customers, primarily due to the fact that the cable, movie, broadcast, and telecommunications industries in the United States are dominated by a limited number of large companies. A significant portion of our revenues in any given fiscal period have been derived from substantial orders placed by these large organizations. In the years ended December 31, 1998 and 1999, the one month ended January 31, 2000, and the year ended January 31, 2001, revenues from our five largest customers represented approximately 55%, 47%, 47% and 44%, respectively, of our total revenues. Customers accounting for more than 10% of total revenues consisted of AT&T Media Services (formerly Tele-Communications) (24%) and Time Warner (15%) in 1998; AT&T Media Services (15%) and Time Warner (10%) in 1999; AT&T Media Services (16%) and Time Warner (11%) in the one month ended January 31, 2000; and Time Warner (12%) and Cox Communications (10%) in the twelve months ended January 31, 2001. We expect that we will continue to be dependent upon a limited number of customers for a significant portion of our revenues in future periods. As a result of this customer concentration, our business, financial condition and results of operations could be materially adversely affected by the failure of anticipated orders to materialize and by deferrals or cancellations of orders as a result of changes in customer requirements or new product announcements or introductions. In addition, the concentration of customers may make variations in revenue, expenses and operating results due to seasonality of orders more pronounced.

           We believe that our backlog at any particular time is not meaningful as an indicator of our future level of sales for any particular period. Because of the nature of our products and our use of standard components, substantially all of the backlog at the end of a quarter can be manufactured by us and is intended to be shipped by the end of the following quarter. However, because of the requirements of particular customers these backlogs may not be shipped or, if shipped, the related revenues may not be recognized in that quarter. Therefore, there is no direct correlation between the backlog at the end of any quarter and our total sales for the following quarter or other periods.


Selling and Marketing

           We sell and market our products in the United States primarily through a direct field sales organization and internationally primarily through independent agents and distributors, complemented by a coordinated marketing effort of our marketing group. Direct sales activities in the United States are conducted from our Massachusetts headquarters and seven field offices. In October 1996, we entered into an exclusive sales and marketing services agreement with a private Italian company to provide these services throughout continental Europe. We also market certain of our products, namely our MediaCluster, to systems integrators and value-added resellers. As of January 31, 2001, our selling and marketing organization consisted of 40 people.

           In light of the complexity of our digital video products, we primarily employ a consultative direct sales process. Working closely with customers to understand and define their needs enables us to obtain better information regarding market requirements, enhance our expertise in our customers' industries, and more effectively and precisely convey to customers how our solutions address the customer's specific needs. In addition to the direct sales process, customer references and visits by potential customers to sites where our products are in place are often critical in the sales process.

           We use several marketing programs focused on our targeted markets to support the sale and distribution of our products. We use exhibitions at a limited number of prominent industry trade shows and conferences and presentations at technology seminars to promote awareness of us and our products. We also publish technical articles in trade and technical journals and promotional product literature.

Research and Product Development

           Our management believes that our success will depend to a substantial degree upon our ability to develop and introduce in a timely fashion new products and enhancements to our existing products that meet changing customer requirements in our current and new markets. We have in the past made, and intend to continue to make, substantial investments in product and technological development. Through our direct sales process we monitor changing customer needs, changes in the marketplace and emerging industry standards, and are therefore better able to focus our research and development efforts to address these evolving industry requirements.

           Our research and development expenditures totaled approximately $15.8 million, $16.3 million, $1.8 million, and $20.3 million for the years ended December 31, 1998 and 1999, the one month ended January 31, 2000, and the year ended January 31, 2001, respectively. At January 31, 2001, 157 employees were engaged in research and product development. We believe that the experience of our product development personnel is an important factor in our success. We perform our research and product development activities at our headquarters and in offices in Greenville, New Hampshire; Atlanta, Georgia; and Fort Washington, Pennsylvania. We have historically expensed our direct research and development costs as incurred.

           We have a variety of new products being developed and tested, including interactive television products for cable television operators and telecommunications companies, digital play-to-air systems for television broadcasters and the next version of our MediaCluster software. In December 1999, we enhanced our research and development capabilities through the acquisition of Digital Video Arts, Ltd., a developer of custom software products specializing in digital video and interactive television. However, in the future we may not be able to successfully develop and market these products, or to identify, develop, manufacture, market or support other new products or enhancements to our existing products successfully or on a timely basis. In addition, our products may not gain market acceptance, or we may be unable to respond effectively to product announcements by competitors or technological changes.


Manufacturing

           Our manufacturing operations are located at facilities in Maynard, Massachusetts and in Greenville, New Hampshire. The manufacturing operations in Massachusetts consist primarily of component and subassembly procurement, system integration and final assembly, testing and quality control of the complete systems. Our operations in New Hampshire consist primarily of component and subassembly procurement, video server integration and final assembly, testing and quality control of the video servers. We rely on independent contractors to manufacture components and subassemblies to our specifications. Each of our products undergoes testing and quality inspection at the final assembly stage.

           We attempt to use standard parts and components available from multiple vendors. Certain components used in our products, however, are currently purchased from a single source, including a computer chassis manufactured by Trimm Technologic, a disk controller manufactured by Mylex, a decoder card for MPEG-2, the standard for digital video and audio compression, manufactured by Vela Research and an MPEG-2 encoder manufactured by Optivision, Inc. While we believe that there are alternative suppliers available for these components, we believe that the procurement of these components from alternative suppliers would take anywhere from 45-120 days. However, these alternative components may not be functionally equivalent or may be unavailable on a timely basis or on similar terms. In addition, we purchase several other components from a single supplier, although we believe that alternative suppliers for these components are readily available on a timely basis. We generally purchase sole source or other components pursuant to purchase orders placed from time to time in the ordinary course of business and have no written agreements or guaranteed supply arrangements with our sole source suppliers. We have experienced quality control problems and supply shortages for sole source components in the past and, in the future, it is possible that we may again experience significant quality control problems or supply shortages for these components. However, any interruption in the supply of these single source components could have a material adverse effect on our business, financial condition and results of operations. Because of our reliance on these vendors, we may also be subject to increases in component costs which could adversely affect our business, financial condition and results of operations.


Competition

           The markets in which we compete are characterized by intense competition, with a large number of suppliers providing different types of products to different segments of the markets. We currently compete principally on the basis of the breadth of our products' features and benefits, including the ability to precisely target viewers in specific geographic or demographic groups, and the flexibility, scalability, professional quality, ease of use, reliability and cost effectiveness of our products; and our reputation and the depth of our expertise, customer service and support. While we believe that we currently compete favorably overall with respect to these factors and that our ability to provide solutions to manage, store and distribute digital video differentiates us from our competitors, in the future we may not be able to continue to compete successfully with respect to these factors.

           In the digital advertisement insertion market, we generally compete only with nCube (formerly SkyConnect, Inc.). In the market for long-form video products including video-on-demand, we compete with various companies offering video server platforms such as Concurrent Computer Corp., nCube, Diva Systems Corp. and more traditional movie application providers like The Ascent Entertainment Group, Panasonic Company, and Lodgenet Entertainment. In addition, our Advertising Management Software competes against certain products of Columbine Cable Systems, Inc., Cable Computerized Management Systems, Inc., a subsidiary of Indenet Inc., CAM Systems, Inc., a subsidiary of Starnet Inc., LAN International USA, Inc., Visiontel, Inc. and various suppliers of sales, scheduling and billing software products. In the television broadcast market, we compete against Grass Valley Group, Inc., Pinnacle Systems, Inc., Sony Corporation, and ASC Incorporated. We expect the competition in each of these markets to intensify in the future.

           Many of our current and prospective competitors have significantly greater financial, technical, manufacturing, sales, marketing and other resources than us. As a result, these competitors may be able to devote greater resources to the development, promotion, sale and support of their products than us. Moreover, these companies may introduce additional products that are competitive with ours or enter into strategic relationships to offer complete solutions, and in the future our products may not be able to compete effectively with these products.

           Although we believe that we have certain technological and other advantages over our competitors, maintaining these advantages will require continued investment by us in research and development, selling and marketing and customer service and support. In addition, as we enter new markets, distribution channels, technical requirements and competition levels may be different than those in our current markets. In the future we not be able to compete successfully against either current or potential competitors.


Proprietary Rights

           Our success and our ability to compete is dependent, in part, upon our proprietary rights. We have been granted one U.S. patent for our MediaCluster technology and have filed a foreign patent application for the same technology. We also have other patent applications in process for other technologies. In addition, we rely on a combination of contractual rights, trademark laws, trade secrets and copyright laws to establish and protect our proprietary rights in our products. It is possible that in the future not all of these patents will be issued or that, if issued, the validity of these patents would be upheld. It is also possible that the steps taken by us to protect our intellectual property will be inadequate to prevent misappropriation of our technology or that our competitors will independently develop technologies that are substantially equivalent or superior to our technology. In addition, the laws of some foreign countries in which our products are or may be distributed do not protect our proprietary rights to the same extent as do the laws of the United States.

           We are also subject to the risk of adverse claims and litigation alleging infringement of intellectual property rights of others. We attempt to ensure that our products do not infringe any existing proprietary rights of others.

           A version of our Advertising and Management Software that is in limited distribution was based on software we licensed from Summit Software Systems, Inc. of Boulder, Colorado in May 1996. We have been granted a perpetual, nonexclusive license to this software in return for the payment of an up-front license fee and royalties for sales occurring prior to June 1998.


Employees

           As of January 31, 2001, we employed 448 persons, including 157 in research and development, 153 in customer service and support, 40 in selling and marketing, 64 in manufacturing and 34 in finance and administration. One of our employees is represented by a collective bargaining arrangement. We believe that our relations with our employees are good.

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

           Our customer base is highly concentrated among a limited number of large customers, and, therefore, a limited number of customers account for a significant percentage of our revenues in any year. In the years ended December 31, 1998 and 1999, the one month ended January 31, 2000, and the year ended January 31, 2001 revenues from our five largest customers represented approximately 55%, 47%, 47%, and 44% respectively, of our total revenues. In the years ended December 31, 1998 and 1999, the one month ended January 31, 2000 and the year ended January 31, 2001, two customers each accounted for more than 10% of our revenues. We generally do not have written continuing purchase agreements with our customers and do not generally have written agreements that require customers to purchase fixed minimum quantities of our products. Our sales to specific customers tend to vary significantly from year to year depending upon these customers' budgets for capital expenditures and new product introductions. In addition, we derive a substantial portion of our revenues from products that have a selling price in excess of $200,000. We believe that revenue derived from current and future large customers will continue to represent a significant proportion of our total revenues. The loss of, or reduced demand for products or related services from, any of our major customers could have a material adverse effect on our business, financial condition and results of operations.

      Because we purchase certain of the components used in manufacturing our product from a sole supplier and we use a limited number of third party manufacturers to manufacture our product, our business, financial condition and results of operation could be materially adversely affected by a failure of this supplier or these manufacturers.

           Certain key components of our products are currently purchased from a sole supplier, including a computer chassis manufactured by Trimm Technologic Inc., a different computer chassis manufactured by JMR Electronics, Inc., a switch chassis manufactured by Ego Systems, a decoder card manufactured by Vela Research, Inc. for MPEG-2, the industry standard for digital video and audio compression, and an MPEG-2 encoder manufactured by Optibase, Inc. We have in the past experienced quality control problems, where products did not meet specifications or were damaged in shipping, and delays in the receipt of these components. These problems were generally of short duration and did not have a material adverse effect on us. However, we may in the future experience similar types of problems which could be more severe or more prolonged. The inability to obtain sufficient key components as required, or to develop alternative sources if and as required in the future, could result in delays or reductions in product shipments which, in turn, could have a material adverse effect on our business, financial condition and results of operations.

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

           International sales accounted for approximately 13%, 23%, 18% and 20% of our revenues for the years ended December 31, 1998 and 1999, the one month ended January 31, 2000 and the year ended January 31, 2001, respectively. We expect that international sales will account for a significant portion of our business in the future. However, in the future we may be unable to maintain or increase international sales of our products. International sales are subject to a variety of risks, including:

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

           Our officers, directors and their affiliated entities, and other holders of 5% or more of our outstanding capital stock, together beneficially owned approximately 26.83% of the outstanding shares of our common stock as of April 23, 2001. As a result, these persons will strongly influence the composition of our board of directors and the outcome of corporate actions requiring stockholder approval, irrespective of how other of our stockholders may vote. This concentration of ownership may have the effect of delaying or preventing a change in control of us which may be favored by a majority of the remaining stockholders, or cause a change of control not favored by our other stockholders.


ITEM 2.    Properties

           Our corporate headquarters, which is also our principal administrative, selling, marketing, customer service and support and product development facility, is located in Maynard, Massachusetts and consists of approximately 105,000 square feet under a lease which expires on March 31, 2005 with annual base rent of $610,000. We purchased approximately 24,000 square feet of office and manufacturing space in Greenville, New Hampshire on February 15, 2000 for $280,000. We also lease two facilities totaling approximately 13,000 square feet in Greenville, New Hampshire that are used for the development and final assembly of our video servers. In connection with the acquisition in December 1999 of Digital Video Arts, we entered into a lease for approximately 8,000 square feet of office space in Fort Washington, Pennsylvania, which is primarily used for the development of custom software products for companies specializing in digital video and interactive television. We also lease small research and development and/or sales and support offices in Atlanta, Georgia, Denver, Colorado, St. Louis, Missouri, Reno, Nevada, Valbonne, France, Japan, United Kingdom, and Singapore.

ITEM 3.   Legal Proceedings

           On March 17, 2000, Beam Laser Systems, Inc. and Frank L. Beam instituted a claim (Civil Action No. 2:00-CV-195) in the federal courts in the Eastern District of Virginia against one of our customers, Cox Communications, Inc. This claim was later amended by Beam Laser on June 16, 2000 to also include two related companies of Cox Communications: CableRep, Inc. and CoxCom, Inc. Beam Laser has asserted that the ad insertion technology, which includes our spot ad insertion system, used by Cox Communications, CableRep and CoxCom infringes two of the patents held by Beam Laser (Patents No. 4,814,883 and 5,200,825). Beam Laser is seeking both an injunction and monetary damages from the defendants in that case. The defendants have made a counterclaim against Beam Laser seeking a declaration of non-infringement, invalidity and unenforceability of the two patents held by Beam Laser that are at question. On May 19, 2000, we filed a motion seeking to intervene in the action between our customer and Beam Laser, and to transfer the case to the District Court of Massachusetts. On June 23, 2000, the court granted our intervention motion and deferred ruling on the issue of transfer. Also on June 23, 2000, we filed our intervenor complaint in the Virginia action seeking, among other things, a declaratory judgment of non-infringement, invalidity and unenforceability regarding the two patents of Beam Laser that are at question. In addition, we have agreed to indemnify our customer for claims brought against the customer that are related to the customer's use of our products. On October 23, 2000, the court denied our motion to transfer. On November 29, 2000, Beam Laser filed a motion to amend its pleading to add claims against us seeking equitable relief, a finding of willful or contributory infringement, and attorneys' fees. On January 26, 2001, the magistrate denied Beam Laser's motion to amend. Beam Laser has filed an objection to this denial, and on March 16, 2001, the court allowed Beam's motion to amend the complaint, to add charges of infringement against SeaChange, but not allowing any claims for damages or willful infringement. In addition, on April 20, 2001, the court denied a motion for summary judgement of laches, stating it will schedule an evidentiary hearing. This dispute has no scheduled trial date, though one is expected this calendar year.

           On June 13, 2000, we filed in the United States District Court for the District of Delaware a lawsuit against one of our competitors, nCube Corp., whereby we alleged that nCube's MediaCube-4 product infringed a patent held by us (Patent No. 5,862,312). In instituting the claim, we sought both a permanent injunction and damages in an unspecified amount. nCube made a counterclaim against us that the patent held by us was invalid and that nCube's MediaCube-4 product did not infringe our patent. On September 6, 2000, nCube conceded, based on the District Court's prior claim construction ruling, that its MediaCube-4 product infringed our patent. On September 25, 2000 the court upheld the validity of our patent. nCube has filed motions challenging both the jury's verdict and the District Court's claim construction ruling. The District Court has yet to rule on nCube's motions. At this time we are awaiting the court's decision regarding a permanent injunction. Damages will be determined in future proceedings.

           On January 8, 2001, nCube Corp. filed a complaint against us in the United States District Court for the District of Delaware alleging that our use of our Media Cluster, Media Express and Media Server technology each infringe a patent held by nCube (Patent No. 5,805,804). In instituting the claim, nCube has sought both an injunction and monetary damages in an unspecified amount. We responded on January 26, 2001, denying that the claim of infringement. We also asserted a counterclaim seeking a declaration from the District court that U.S. Patent No. 5,805,804 is invalid and not infringed.

           On June 14, 1999, we filed a defamation complaint against Jeffrey Putterman, Lathrop Investment Management, Inc. and Concurrent Computer Corporation in the Circuit Court of Pulaski County, Arkansas alleging that the defendants conspired to injure our business and reputation in the marketplace. The complaint further alleges that Mr. Putterman and Lathrop Investment Management, Inc. defamed us through false postings on an Internet message board. The complaint seeks unspecified amounts of compensatory and punitive damages. On June 14, 2000, Concurrent filed a counterclaim under seal against us seeking unspecified damages. These motions are currently pending and no trial date has been set.

           We cannot be certain of the outcome of the foregoing litigation, but do plan to oppose allegations against us and assert our claims against other parties vigorously. In addition, as these claims are in the early stages of discovery and certain claims for damages are as yet unspecified, we are unable to estimate the impact to our business, financial condition, and results of operations or cash flows.


ITEM 4.  Submission of Matters To A Vote Of Securities Holders

No matters were submitted during the fourth quarter of the fiscal year ended January 31, 2001 to a vote of security holders of the Company through the solicitation of proxies or otherwise.

                                     PART II

ITEM 5.   Market for Registrant's Common Equity and Related Stockholder Matters

          Our common stock is traded on the Nasdaq National Market under the symbol "SEAC." The following table sets forth the high and low closing sale prices for the Common Stock for the periods indicated, as reported on the Nasdaq National Market.

                                                               High      Low
                                                              ------   ------
          Three Month Period Ended:
               March 31, 1999............................    $ 6.088  $ 4.000
               June 30, 1999.............................     12.078    5.300
               September 30, 1999........................     14.203    8.750
               December 31, 1999.........................     35.375   10.672

          One Month Period Ended January 31, 2000........     46.750   27.750
          Three Month Period Ended:
               April 30, 2000............................     73.500   30.000
               July 31, 2000.............................     41.188   21.078
               October 31, 2000..........................     40.750   19.063
               January 31, 2001..........................     34.750   16.375

          On April 25, 2001, the last reported sale price of our common stock on the Nasdaq National Market was $19.250.

          We have not paid any cash dividends on our capital stock since its inception, and do not expect to pay cash dividends on our common stock in the foreseeable future. We currently intend to retain all of our future earnings for use in the operation and expansion of the business.

          As of January 31, 2001, we had 126 stockholders of record. We believe that the number of beneficial holders of our common stock exceeds 2,500.

ITEM 6.  SELECTED FINANCIAL DATA

     The selected consolidated financial data set forth below should be read in conjunction with our consolidated financial statements and notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations," appearing elsewhere in this prospectus. The consolidated statement of operations data for each of the five years ended December 31, 1996, 1997, 1998, 1999 and January 31, 2001 and for the one month period ended January 31, 2000 and the consolidated balance sheet data at December 31, 1996, 1997, 1998, 1999 and at January 31, 2000 and 2001 are detailed below. During the fourth quarter of twelve months ended January 31, 2001, SeaChange implemented the SEC's SAB 101 guidelines, retroactive to the beginning of the year (see Note 3 of the consolidated financial statements). The pro forma results for prior periods presented below were calculated assuming the accounting change was made retroactively to all prior periods presented. An explanation of the determination of the number of shares used in computing net income (loss) per share is given in the notes to the consolidated financial statements.

                                                                                                    One month
                                                                           Year Ended                 ended        Year ended
                                                                           December 31,             January 31,    January 31,
                                                           -------------------------------------    -----------    -----------
                                                           1996       1997       1998       1999        2000           2001
                                                           ----       ----       ----       ----        ----           ----
                                                                            (in thousands, except per share data)
Consolidated Statement of Operations Data:
  Revenues
    Systems...........................................   $ 45,745    $ 60,414    $ 58,033    $ 68,457    $    226    $ 74,986
    Services..........................................      4,378       8,268      14,891      16,764       1,484      23,482
                                                         --------    --------    --------    --------    --------    --------
                                                           50,123      68,682      72,924      85,221       1,710      98,468
                                                         --------    --------    --------    --------    --------    --------
  Costs of revenues
    Systems...........................................     27,133      34,740      35,772      38,889         633      39,928
    Services..........................................      4,538       7,898      13,611      14,962       1,445      18,798
                                                         --------    --------    --------    --------    --------    --------
                                                           31,671      42,638      49,383      53,851       2,078      58,726
                                                         --------    --------    --------    --------    --------    --------
Gross profit (loss)...................................     18,452      26,044      23,541      31,370        (368)     39,742
                                                         --------    --------    --------    --------    --------    --------
Operating expenses:
  Research and development............................      5,393      11,758      15,763      16,302       1,764      20,283
  Selling and marketing...............................      4,694       6,248       8,566       8,595       1,034      12,472
  General and administrative..........................      2,364       3,932       6,132       5,335         457       7,372
  Restructuring of operations.........................         --          --         676          --          --          --
  Write-off of acquired in-process research and
   development........................................         --       5,290          --          --          --          --
  Acquisition costs...................................         --          --          --         684          --          --
                                                         --------    --------    --------    --------    --------    --------
                                                           12,451      27,228      31,137      30,916       3,255      40,127
                                                         --------    --------    --------    --------    --------    --------
Income (loss) from operations.........................      6,001      (1,184)     (7,596)        454      (3,623)       (385)
Interest income (expense), net........................        375         663         235          28           9        (212)
                                                         --------    --------    --------    --------    --------    --------
Income (loss) before income taxes and cumulative
 effect of change in accounting principle.............      6,376        (521)     (7,361)        482      (3,614)       (597)
Provision (benefit) for income taxes..................      2,483       1,776      (2,789)        (15)     (1,156)       (690)
                                                         --------    --------    --------    --------    --------    --------
Income (loss) before cumulative effect of change in
 accounting principle.................................      3,893      (2,297)     (4,572)        497      (2,458)         93
Cumulative effect change in accounting principle,
 net of tax of $732...................................         --          --          --          --          --      (1,100)
                                                         --------    --------    --------    --------    --------    --------
Net income (loss).....................................   $  3,893    $ (2,297)   $ (4,572)   $    497    $ (2,458)   $ (1,007)
                                                         ========    ========    ========    ========    ========    ========

Basic earnings (loss) per share before cumulative
 effect of change in accounting principle.............   $   0.48    $  (0.15)   $  (0.24)   $   0.02    $  (0.12)   $   0.00
Cumulative effect of change in accounting principle-
 Basic................................................         --          --          --          --          --       (0.05)
                                                         --------    --------    --------    --------    --------    --------
Basic earnings (loss) per share.......................   $   0.48    $  (0.15)   $  (0.24)   $   0.02    $  (0.12)   $  (0.05)
                                                         ========    ========    ========    ========    ========    ========

Diluted earnings (loss) per share before cumulative
 change in accounting principle.......................   $   0.22    $  (0.15)   $  (0.24)   $   0.02    $  (0.12)   $   0.00
Cumulative effect of change in accounting principle-
 Diluted..............................................         --          --          --          --          --       (0.05)
                                                         --------    --------    --------    --------    --------    --------
Diluted earnings (loss) per share.....................   $   0.22    $  (0.15)   $  (0.24)   $   0.02    $  (0.12)   $  (0.05)
                                                         ========    ========    ========    ========    ========    ========

                                                                                                      One month
                                                                         Year Ended                     ended         Year ended
                                                                         December 31,                 January 31,     January 31,
                                                        -----------------------------------------     -----------     -----------
                                                        1996        1997        1998        1999         2000             2001
                                                        ----        ----        ----        ----         ----             ----
                                                                            (in thousands, except per share data)
Pro forma amounts assuming the change in accounting
 principle is applied retroactively:
 Revenue............................................   $ 49,884    $ 68,634    $ 71,790    $ 85,052     $  2,144        $ 98,468
 Net income (loss)..................................   $  3,747    $ (2,509)   $ (5,276)   $    323     $ (2,163)       $     93
 Basic earnings (loss) per share....................   $   0.46    $  (0.16)   $  (0.28)   $   0.02     $  (0.10)       $   0.00
 Diluted earnings (loss) per share..................   $   0.21    $  (0.16)   $  (0.28)   $   0.01     $  (0.10)       $   0.00

                                                                     December 31,
                                                   -----------------------------------------------        January 31,    January 31,
                                                   1996          1997           1998          1999           2000           2001
                                                   ----          ----           ----          ----           ----           ----
                    (in thousands)
    Working capital.............................. $ 26,943      $ 24,949       $ 22,871      $ 23,365      $ 20,983       $ 28,819
    Total assets.................................   46,467        52,512         54,527        62,304        56,712         88,253
    Long-term liabilities........................       --            --          1,027         1,231         1,144          3,934
    Deferred revenue.............................    2,192         3,851          3,939         4,380         6,292          8,435
    Total liabilities............................   14,240        17,510         23,207        27,963        24,761         42,951
    Total stockholders' equity...................   32,227        35,004         31,320        34,341        31,951         45,302

Pro forma amounts assuming the change in
accounting principle is applied retroactively:
    Working capital.............................. $ 26,797      $ 24,737       $ 22,167      $ 23,191      $ 21,278       $ 28,819
    Total assets.................................   46,467        52,512         54,527        62,304        56,712         88,253
    Long-term liabilities........................       --            --          1,027         1,231         1,144          3,934
    Deferred revenue.............................    2,431         3,899          5,073         4,549         5,857          8,435
    Total liabilities............................   14,386        17,722         23,911        28,137        24,466         42,951
    Total stockholders' equity...................   32,081        34,792         30,616        34,167        32,246         45,302

ITEM 7. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          You should read the following discussion and analysis together with our financial statements, related notes and other financial information appearing elsewhere in this prospectus. In addition to historical information, the following discussion and other parts of this prospectus contain forward-looking information that involves risks and uncertainties. Our actual results could differ materially from those anticipated by such forward-looking information due to competitive factors and other factors discussed under "Certain Risks That May Affect Our Business" and elsewhere in this Form 10-K.

OVERVIEW

          We develop, manufacture and sell systems, known as video storage servers, that automate the management and distribution of both short-form video streams, such as advertisements, and long-form video streams, such as movies or other feature presentations, each of which requires precise, accurate and continuous execution, and the related services and movie content to television operators, telecommunications companies and broadcast television companies. Revenues from sales of systems are recognized upon shipment provided title and risk of loss has passed to the customer, there is evidence of an arrangement, fees are fixed or determinable and collection of the related receivable is probable. Installation, project management and training revenue is deferred and recognized as these services are performed. Revenue from technical support and maintenance is deferred and recognized ratably over the period of the related agreements, generally twelve months. Customers are billed for installation, project management, training and maintenance at the time of the product sale. If a portion of the sales price is not due until installation of the system is complete, that portion of the sales price is deferred until installation is complete. Revenue from content fees, primarily movies, is recognized based on the volume of monthly purchases that are made by hotel guests. Revenue from product development contract services is recognized based on the time and materials incurred to complete the work. Shipping and handling costs are included in revenue and cost of revenues.

          Our transactions frequently involve the sales of systems and services under multiple element arrangements. Systems sales always include one year of free technical support and maintenance services. Revenue under multiple element arrangements is allocated to all elements except systems based upon the fair value of those elements. The amounts allocated to training, project management, technical support and maintenance and content fees is based upon the price charged when these elements are sold separately and unaccompanied by the other elements. The amount allocated to installation revenue is based upon hourly rates and the estimated time required to complete the service. The amount allocated to systems is done on a residual method basis. Under this method, the total arrangement value is allocated first to undelivered elements, based on their fair values, with the remainder being allocated to systems revenue. Installation, training and project management services are not essential to the functionality of systems as these services do not alter the equipment's capabilities, are available from other vendors and the systems are standard products.

           SeaChange has experienced fluctuations in its systems revenues from quarter to quarter due to the timing of receipt of customer orders and the shipment of those orders. The factors that impact the timing of receipt of customer orders include among other factors: (1) customer obtaining authorized signatures on their purchase orders, (2) budgetary approvals within the customer's company for capital purchases and (3) the ability to process the purchase order within the customer's organization in a timely manner. Factors that may impact the shipment of customer orders include: (1) the availability of material to produce the product, and (2) the time required to produce and test the system before delivery. Because the average sales price of a SeaChange system is high, the delay in the timing of receipt and shipment of any one customer order can result in quarterly fluctuations in SeaChange's revenue.

           Our results are significantly influenced by a number of factors, including our pricing, the costs of materials used in our products and the expansion of our operations. We price our products and services based upon our costs as well as in consideration of the prices of competitive products and services in the marketplace. The costs of our products primarily consist of the costs of components and subassemblies that have generally declined over time. As a result of the growth of our business, our operating expenses have increased in the areas of research and development, selling and marketing, customer service and support and administration.

           On December 30, 1999, we acquired all of the outstanding capital stock of Digital Video Arts, Ltd. in exchange for 330,000 shares of our common stock using an exchange ratio of 0.033 of one share of our common stock for each share of Digital Video Arts. The acquisition was accounted for as a pooling of interests. Digital Video Arts is a developer of custom software products specializing in digital video and interactive television. As a result of the acquisition, Digital Video Arts became our wholly-owned subsidiary. The accompanying consolidated financial statements for all the periods presented have been restated to include the results of operations, financial position and cash flows of Digital Video Arts.


Year Ended December 31, 1999 Compared to the Year Ended January 31, 2001

       Systems. Our systems revenues consist of sales of our broadband and broadcast products. Systems revenues increased 10% from $68.5 million in the twelve months ended December 31, 1999 to $75.0 million in the twelve months ended January 31, 2001. Revenues from the broadband segment, which accounted for 55% of total revenues in the twelve months ended January 31, 2001 and 61% of total revenues in the twelve months ended December 31, 1999, increased from $51.7 million in 1999 to $54.4 million in 2001. The increase in broadband revenues is primarily attributable to the sale of interactive television systems to U.S. cable operators who began to deploy residential video-on-demand services to their subscriber base during the twelve months ended January 31, 2001. Broadcast system segment revenues were $20.6 million in the twelve months ended January 31, 2001 compared to $16.8 million in the twelve months ended December 31, 1999. The 23% increase in broadcast revenues for the twelve months ended January 31, 2001 was primarily due to shipments for new broadcast customers in the U.S., Europe and the Far East. We expect future revenue growth, if any, to come principally from our interactive television and broadcast system products as cable and telecommunications companies continue to offer new video-on-demand applications for their customers and the market for digital video servers within the broadcast industry continues to expand. As revenues from broadcast and interactive television products increase, the digital advertising products will become a smaller portion of total system revenues. However, SeaChange believes that there will be a continued demand for expansions to existing digital advertising insertion systems within the U.S. and growth potential for new interactive advertising systems in the future.

           Services. Our services revenues consist of fees for installation, training, product maintenance, technical support services and movie content fees. Our services revenues increased 40% to $23.5 million in twelve months ended January 31, 2001 from $16.8 million in the twelve months ended December 31, 1999. This increase in services revenues primarily resulted from the renewals of existing technical support and maintenance, price increases on certain technical support and maintenance services, the impact of a growing installed base of systems and a higher volume of product development services.

           For the twelve-month periods ended January 31, 2001 and December 31, 1999, certain customers each accounted for more than 10% of our total revenues. Single customers each accounted for 12% and 10% of total revenues in the twelve months ended January 31, 2001 and 15% and 10% of total revenues in the twelve months ended December 31, 1999. Revenue from these customers was primarily in the broadband segment. We believe that revenues from current and future large customers will continue to represent a significant proportion of total revenues.

           International sales accounted for approximately 21% and 23% of total revenues in the twelve-month periods ended January 31, 2001 and December 31, 1999, respectively. We expect that international sales will remain a significant portion of our business in the future. As of January 31, 2001, substantially all sales of our products were made in United States dollars. We do not expect to change this practice in the foreseeable future. Therefore, we have not experienced, nor do we expect to experience in the near term, any material impact from fluctuations in foreign currency exchange rates on our results of operations or liquidity. If this practice changes in the future, we will reevaluate our foreign currency exchange rate risk.

Gross Profit

           Systems. Costs of systems revenues consist primarily of the cost of purchased components and subassemblies, labor and overhead relating to the final assembly and testing of complete systems and related expenses. Costs of systems revenues increased to $39.9 million in the twelve months ended January 31, 2001 as compared to $38.9 million in the twelve months ended December 31, 1999. In the twelve months ended January 31, 2001, the cost of systems revenues increased from the prior year primarily as a result of higher systems revenues. We expect the cost of systems revenues for the interactive television products within the broadband segment to be higher as a percentage of revenues as the products are first deployed and to decrease as a percentage of revenues as the revenue level increases and we improve our manufacturing and material purchasing efficiencies.

           Systems gross profit as a percentage of systems revenues was 47% and 43% in the twelve months ended January 31, 2001 and December 31, 1999, respectively. The increase in systems gross profit in the twelve months ended January 31, 2001 was primarily due to lower material and other manufacturing costs as a percentage of systems revenue within the broadband segment and specifically for system revenues for the digital advertising insertion products. SeaChange was able to reduce manufacturing material costs principally through improved purchasing methods despite the continued trend towards the purchase of smaller scale digital advertising insertion systems and expansions to existing systems that have higher material content. Gross profit for the broadband segment improved from 43% for the twelve months ended December 31, 1999 to 48% for the twelve months ended January 31, 2001 while gross profit for the broadcast segment was 44% and 45% for the twelve months ended January 31, 2001 and the twelve months ended December 31, 1999, respectively. SeaChange does not know if the reductions in material and labor costs as a percentage of revenues for the broadband segment will continue in the future.

           Services. Costs of services revenues consist primarily of labor, materials and overhead relating to the installation, training, product maintenance and technical support services provided by us and costs associated with providing movie content. Costs of services revenues increased 26% from $15.0 million in the twelve months ended December 31, 1999 to $18.8 million in the twelve months ended January 31, 2001, primarily as a result of increased revenues and the costs associated with our hiring and training additional service personnel to provide worldwide support for the growing installed base of broadband and broadcast systems and costs associated with providing movie content. Services gross profit as a percentage of services revenue was 20% in the twelve months ended January 31, 2001 and 11% in the twelve months ended December 31, 1999. Improvements in the services gross profit in the twelve months ended January 31, 2001 reflect the increase in the installed base of systems under maintenance, price increases on certain annual technical support and maintenance services and higher product development revenues. We expect that we will continue to experience fluctuations in gross profit as a percentage of services revenue as a result of the timing of revenues from product and maintenance support and other services to support the growing installed base of systems and the timing of costs associated with our ongoing investment required to build a service organization to support the installed base of systems and new products.

           Research and Development. Research and development expenses consist primarily of the compensation of development personnel, depreciation of development and test equipment and an allocation of related facilities expenses. Research and development expenses increased 24% from approximately $16.3 million in the twelve months ended December 31, 1999 to $20.3 million in the twelve months ended January 31, 2001. The increase in the dollar amount was primarily attributable to the hiring and contracting of additional development personnel which reflects our continuing investment in new products. We expect that research and development expenses will continue to increase in dollar amount as we continue to focus on the development of new technology and support of new and existing products.

           Selling and Marketing. Selling and marketing expenses consist primarily of the compensation expenses, including sales commissions, travel expenses and certain promotional expenses. Selling and marketing expenses increased 45% from $8.6 million in the twelve months ended December 31, 1999 to $12.5 million in the twelve months ended January 31, 2001. This increase is primarily due to the hiring of additional sales personnel for our broadcast and interactive television products, increased sales commissions on higher revenues and higher marketing expenses specifically for tradeshow and other promotional activities.

           General and Administrative. General and administrative expenses consist primarily of the compensation of executive, finance, human resource and administrative personnel, legal and accounting services and an allocation of related facilities expenses. General and administrative expenses increased 38% from $5.3 million in the twelve months ended December 31, 1999 to $7.4 million in the twelve months ended January 31, 2001. This increase is primarily due to increased legal expenses associated with various litigation matters and accounting expenses associated primarily with tax matters.

           Interest expense(income), net. Interest expense, net, was approximately $212,000 in the twelve months ended January 31, 2001 and interest income, net was approximately $28,000 in the twelve months ended December 31, 1999. The increase in 2001 in interest expense, net, primarily resulted from interest expense on increased borrowings under SeaChange's lines of credit and new borrowings under SeaChange's construction loan.

           Provision (benefit) for Income Taxes. SeaChange's effective tax rate for the twelve months ended January 31, 2001 differed from the U.S. federal statutory tax rate due to the utilization of research and development tax credits. SeaChange's effective tax benefit rate was 116% for the twelve months ended January 31, 2001 as compared to 3% for the twelve months ended December 31, 1999.

           SeaChange had net deferred tax assets of $2.9 million, $4.1 million and $7.7 million at December 31, 1999, January 31, 2000 and January 31, 2001, respectively. Although realizability is not assured, based on the weight of available evidence, SeaChange believes it is more likely than not that all remaining deferred tax assets will be realized. The amount of the deferred tax asset considered realizable is subject to change based on future events, including generating taxable income in future periods. SeaChange will continue to assess the need for the valuation allowance at each balance sheet date based on all available evidence. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if SeaChange does not generate sufficient taxable income in future periods.

           Cumulative effect change in accounting principle. During the fourth quarter of the twelve months ended January 31, 2001, SeaChange implemented the SEC's SAB 101 guidelines, retroactive to the beginning of the year. This was reported as a cumulative effect of a change in accounting principle as of February 1, 2000. Historically, for some of SeaChange's sales transactions, a portion of the sales price, typically 25%, was not due until installation occurred. SeaChange now defers the portion of the sales price not due until installation is complete. The cumulative effect of the change in accounting principle on prior years resulted in a charge to income of $1.1 million (net of income taxes of $732,000) or $0.05 per diluted share which has been included in income for the fiscal year ending January 31, 2001. For the twelve months ended January 31, 2001, SeaChange recognized $1.5 million in revenue that is included in the cumulative effect adjustment as of February 1, 2000.

Year Ended December 31, 1998 Compared to the Year Ended December 31, 1999

Revenues

           Systems. Systems revenues increased 18% from $58.0 million in 1998 to $68.5 million in 1999. Revenues from the digital advertising insertion products or SPOT Systems, which accounted for 61% and 52% of total revenues in 1998 and 1999, respectively, increased slightly from $44.1 million in 1998 to $44.6 million in 1999. The most significant increase in systems revenues in 1999 compared to 1998 resulted primarily from the sale of broadcast systems, a product that was first introduced and sold by us in the second quarter of 1998. Broadcast product revenues increased from $4.2 million, or 6% of total revenues, in 1998 to $16.8 million, or 20% of total revenues, in 1999. In addition, during the third quarter of 1999, we sold our first interactive television systems which are used by cable operators and telecommunications companies to provide movie and other interactive services directly to the home of the cable subscriber. Revenues from the interactive television products were $500,000 in 1999. These increases in systems revenues were offset in part by a $3.1 million decrease in systems revenues from the movies products which was principally due to the timing of receiving a relatively small number of orders with a high average value per order. We expect future revenue growth, if any, to come principally from our broadcast and interactive television segments as the market for digital video servers within the broadcast industry continues to expand and cable and telecommunications companies continue to offer new video-on-demand applications for their customers. As revenues from broadcast and interactive television segments increase, the digital advertising segment will become a smaller portion of total system revenues. However, we believe that there will be a continued demand for expansions to existing digital advertising insertion systems within the U.S. and growth potential for new interactive advertising systems in the future.

           For the years ended December 31, 1998 and 1999, certain customers accounted for more than 10% of our total revenues. Individual customers accounted for 24% and 15% of total revenues in 1998 and 15% and 10% of total revenues in 1999. Revenues from these customers were predominantly in the digital advertising insertion segment. We believe that revenues from current and future large customers will continue to represent a significant proportion of our total revenues.

           International sales accounted for approximately 13% and 23% of total revenues in the years ended December 31, 1998 and 1999, respectively. We expect that international sales will remain a significant portion of our business in the future. As of December 31, 1999, substantially all sales of our products were made in United States dollars. We do not expect to change this practice in the foreseeable future. Therefore, we have not experienced, nor do we expect to experience in the near term, any material impact from fluctuations in foreign currency exchange rates on our results of operations or liquidity. If this practice changes in the future, we will reevaluate our foreign currency exchange rate risk.

           Services. Our services revenues increased 13% to $16.8 million in 1999 from $14.9 million in 1998. This increase in services revenues primarily resulted from the renewals of maintenance and support contracts and the impact of a growing installed base of systems.


Gross Profit

           Systems. Costs of systems revenues increased 9% from $35.8 million in 1998 to $38.9 million in 1999. In 1999, the increase in costs of systems revenues reflects the higher revenue level of systems sales and increased manufacturing labor and overhead costs incurred to support changes in the product mix, including the introduction of the new broadcast and video on demand products. We expect costs of systems revenues for broadcast and interactive television products to be higher as a percentage of revenue when the products are first introduced and to decrease as a percentage of revenues as we improve manufacturing efficiencies, spread fixed costs over a larger production volume and achieve lower material costs through improved purchasing efficiencies.

           Systems gross profit as a percentage of systems revenues were 38% and 43% in 1998 and 1999, respectively. Gross profit for the digital advertising insertion and the movies products increased from 40% and 30% in 1998 to 43% and 38% in 1999, respectively, primarily as a result of continued reductions in manufacturing material and labor costs as a percentage of segment revenues. SeaChange was able to reduce manufacturing material costs principally through improved purchasing methods despite the continued trend towards the purchase of smaller scale digital advertising insertion systems and expansions to existing systems that have higher material content. Gross profit for the broadcast product also improved from 43% in 1998 to 45% in 1999 as a result of higher revenues and lower material and labor manufacturing costs as a percentage of revenues. SeaChange does not know if the reductions in material and labor costs as a percentage of revenues for the advertising insertion products will continue in the future. The gross profits in 1998 and 1999 were impacted by increases of approximately $2.0 million and $500,000, respectively, in our inventory valuation allowance. These increases were within the digital advertising insertion product and were the result of new product introductions within this area and the identification and anticipation of inventory write-downs of slower turning excess and obsolete materials. SeaChange does not anticipate a significant amount of inventory write-offs in the future because we have established inventory controls which provides for better inventory management during the transition period of new product introductions. We evaluate inventory levels and expected usage on a periodic basis and provide a valuation allowance for estimated inactive, obsolete and surplus inventory.

           Services. Costs of services revenues increased 10% from $13.6 million in 1998 to $15.0 million in 1999, primarily as a result of the costs associated with our hiring and training additional service personnel to provide worldwide support for the growing installed base of digital ad insertion, movie, broadcast and video on demand systems and costs associated with providing movie content. Services gross profit margin as a percentage of services revenue was 9% in 1998 and 11% in 1999. The higher services gross profit in 1999 is primarily due to higher level of services revenue. We expect that we will continue to experience fluctuations in gross profit as a percentage of services revenue as a result of the timing of revenues from product and maintenance support and other services to support the growing installed base of systems and the timing of costs associated with our ongoing investment required to build a service organization to support the installed base of systems and new products.

           Research and Development. Research and development expenses increased 3% from $15.8 million in 1998 to $16.3 million in 1999. The increase in the dollar amount in 1999 was primarily attributable to the hiring and contracting of additional development personnel which reflects our continuing investment in new products. All internal software development costs to date have been expensed. We expect that research and development expenses will continue to increase in dollar amount as we continue our development and support of new and existing products.

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

           Restructuring of Operations. In March 1998, we recorded a charge of $676,000 for the restructuring of operations as part of a planned consolidation of the operations of SC Asia. The charge for restructuring included $569,000 related to the termination of 13 employees, a provision of $60,000 related to the planned vacating of premises and $47,000 of compensation expense associated with stock options for certain terminated employees. At March 31, 1998, we had notified all terminated employees. All restructuring charges were paid as of December 31, 1998.

           Acquisition Costs. On December 30, 1999, we acquired all of the authorized and outstanding common stock of Digital Video Arts, Ltd. in exchange for 330,000 shares of our common stock using an exchange ratio of 0.033 of one share of our common stock for each share of Digital Video Arts. The acquisition was accounted for as a pooling of interests. Digital Video Arts is a developer of custom software products specializing in digital video and interactive television. As a result of the acquisition, Digital Video Arts became our wholly-owned subsidiary. Total revenues of $85.2 million for the year ended December 31, 1999 consisted of $84.2 million of our revenues and $1.0 million of Digital Video Arts' revenues. Net income of $497,000 for the same period consisted of our net income of $1.1 million and a Digital Video Arts net loss of $592,000. Included in net income were acquisition costs of $684,000 consisting primarily of professional service fees. Due to the acquisition, Digital Video Arts' previously unrecognized tax benefits of operating loss carryforwards were recognized in our consolidated results in the applicable period.

           Interest Income, net. Interest income, net was approximately $235,000 and $28,000 in 1998 and 1999, respectively. The decrease in interest income, net in 1999 primarily resulted from lower average invested balances in 1999 and interest expense on borrowings.

           Provision (Benefit) for Income Taxes. Our effective tax benefit rate was 38% and 3% in 1998 and 1999, respectively, due to the taxable loss in 1998 and the utilization of operating tax loss carryforwards associated with the acquisition of Digital Video Arts in 1999.

One Month Ended January 31, 2000 Compared to the One Month Ended January 31,
1999

Revenues

           Systems. Systems revenues decreased 68% from $697,000 in the one month ended January 31, 1999 to $226,000 in the one month ended January 31, 2000. This decrease in systems revenues resulted primarily from the timing of receipt of customer orders and related shipment within both the broadband and broadcast segments.

           Services. Our services revenues increased 23% from approximately $1.2 million in the one month ended January 31, 1999 to $1.5 million in the one month ended January 31, 2000. This increase in services revenues resulted primarily from renewals of technical support and maintenance, higher product development revenues and the impact of a growing installed base of systems.

           For the one month period ended January 31, 2000 and January 31, 1999, certain individual customers accounted for more than 10% of our total revenues. Single customers accounted for 16% and 11% of total revenues in one month ended January 31, 2000 and 17%, 12% and 10% of total revenues in the one month ended January 31, 1999. Revenues from these customers were primarily in the broadband segment. We believe that revenues from current and future large customers will continue to represent a significant proportion of total revenues.

           International sales accounted for approximately 18% and 38% of total revenues for the one month ended January 31, 2000 and January 31, 1999, respectively. We expect that international sales will remain a significant portion of our revenues in the future. As of January 31, 2000, substantially all sales of our products were made in United States dollars. We do not expect any material change to this practice in the foreseeable future. Therefore, we have not experienced, nor do we expect to experience in the near term, any material impact from fluctuations in foreign currency exchange rates on our results of operations or liquidity. If this practice changes in the future, we will reevaluate our foreign currency exchange rate risk.


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

           Services. Costs of services revenues increased 38% from approximately $1.0 million in the one month ended January 31, 1999 to $1.4 million in the one month ended January 31, 2000, primarily as a result of the costs associated with our hiring and training additional service personnel to provide worldwide support for the growing installed base of broadband and broadcast systems and costs associated with providing movie content. Services gross profit as a percentage of services revenue decreased to 3% in the one month ended January 31, 2000 compared to a gross profit margin of 13% in the one month ended January 31, 1999.

We expect that we will continue to experience fluctuations in gross profit as a percentage of services revenue as a result of the timing of revenues from technical support and maintenance and other services to support the growing installed base of systems and the timing of costs associated with our ongoing investment required to build a service organization to support the installed base of systems and new products.

           Research and Development. Research and development expenses increased 33% from approximately $1.3 million, in the one month ended January 31, 1999 to $1.8 million in the one month ended January 31, 2000. The increase in the dollar amount was primarily attributable to the hiring and contracting of additional development personnel which reflects our continuing investment in new products. We expect that research and development expenses will continue to increase in dollar amount as we continue our development and support of new and existing products.

           Selling and Marketing. Selling and marketing expenses increased 98% from $522,000 in the one month ended January 31, 1999 to $1.0 million in the one month ended January 31, 2000. This increase is primarily due to the hiring of additional sales personnel for our broadcast and interactive television products and higher tradeshow expenses.

           General and Administrative. General and administrative expenses increased 2% from $447,000 in the one month ended January 31, 1999 to $457,000 in the one month ended January 31, 2000.

           Interest Income, net. Interest income, net, was approximately $9,000 in the one month ended January 31, 2000 and January 31, 1999, respectively.

           Benefit for Income Taxes. Our effective tax benefit rate was 32% and 33% in the one month ended January 31, 2000 and January 31,1999, respectively.

Quarterly Results of Operations

           The following tables present certain unaudited quarterly information for the quarterly periods in the years ended January 31, 2001, January 31, 2000 and December 31, 1999. Previously reported amounts for the first, second and third quarters of 2001 have been restated to give effect to the cumulative change in accounting principle (see Note 3 to the Consolidated Financial Statements) and the adoption of EITF 00-10, "Accounting for Shipping and Handling Revenues and Costs." In addition, previously reported amounts for the year ended December 31, 1999 have been recast to present prior year periods on a basis comparable with the current year-end. This information is derived from unaudited financial statements and has been prepared on the same basis as our audited financial statements which appear elsewhere in this document. In the opinion of our management, this data reflects all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the information when read in conjunction with our consolidated financial statements and notes thereto. The results for any quarter are not necessarily indicative of future quarterly results, and we believe that period-to-period comparisons should not be relied upon as an indication of future performance.

                                                            Quarterly Financial Data
                                                          Year ended January 31, 2001

                                                                  As Reported
                                        ----------------------------------------------------------------

                                          April 30,         July 31,       October 31,       January 31,
(000'S)                                     2000              2000            2000              2001
Revenue                                 $      22,336    $      25,567    $      24,222    $      25,782
Gross profit                                    8,832           10,182           10,005           10,370
Operating expenses                              8,346            9,426            9,945           12,410
Net income (loss)                       $         349    $         512    $           4    $      (1,012)
                                        =============    =============    =============    =============
Earnings (loss) per share - Basic       $        0.02    $        0.02    $        0.00    $       (0.05)
                                        =============    =============    =============    =============
Earnings (loss) per share - Diluted     $        0.02    $        0.02    $        0.00    $       (0.05)
                                        =============    =============    =============    =============
                                                           Year ended January 31, 2001
                                                                  As Adjusted
                                         ---------------------------------------------------------------
                                          April 30,         July 31,       October 31,      January 31,
                                            2000              2000             2000             2001
Revenue                                 $      22,304    $      25,356    $      25,026    $      25,782
Gross profit                                    8,706            9,906           10,760           10,370
Operating expenses                              8,346            9,426            9,945           12,410
Income (loss) before cumulative effect
 of change in accounting principle                263    $         330    $         512    $      (1,012)
Cumulative effect of change in
 accounting principle net of tax of
 $732                                          (1,100)              --               --               --
Net income (loss)                       $        (837)   $         330    $         512    $      (1,012)
                                        =============    =============    =============    =============
Earnings (loss) per share - Basic       $       (0.04)   $        0.02    $        0.02    $       (0.05)
                                        =============    =============    =============    =============
Earnings (loss) per share - Diluted     $       (0.04)   $        0.01    $        0.02    $       (0.05)
                                        =============    =============    =============    =============
                                                           Year ended December 31, 1999
                                        ----------------------------------------------------------------
                                           March 31,       June 30,       September 30,     December 31,
                                             1999            1999             1999             1999
Revenue                                 $      20,811    $      21,674    $      21,709    $      21,027
Gross profit                                    7,494            7,961            8,001            7,914
Operating expenses                              7,504            7,665            7,465            8,282
Net income (loss)                       $         (32)   $         400    $         292    $        (163)
                                        =============    =============    =============    =============
Earnings (loss) per share - Basic       $       (0.00)   $        0.02    $        0.01    $       (0.01)
                                        =============    =============    =============    =============
Earnings (loss) per share - Diluted     $       (0.00)   $        0.02    $        0.01    $       (0.01)
                                        =============    =============    =============    =============
                                                           Year ended January 31, 2000
                                        ----------------------------------------------------------------
                                           April 30,       July 31,        October 31,      January 31,
                                             1999            1999             1999             2000
Revenue                                 $      21,289    $      22,628    $      20,030    $      21,076
Gross profit                                    7,792            8,133            6,544            8,344
Operating expenses                              7,763            7,418            7,521            9,176
Net income (loss)                       $           1    $         813    $        (614)   $        (757)
                                        =============    =============    =============    =============
Earnings (loss) per share - Basic       $        0.00    $        0.04    $       (0.03)   $       (0.04)
                                        =============    =============    =============    =============
Earnings (loss) per share - Diluted     $        0.00    $        0.04    $       (0.03)   $       (0.04)
                                        =============    =============    =============    =============

     We have experienced significant variations in revenues, expenses and operating results from quarter to quarter and such variations are likely to continue. A significant portion of our revenues have been generated from a limited number of customers and it is difficult to predict the timing of future orders and shipments to these and other customers. Customers can cancel or reschedule shipments, and development or production difficulties could delay shipments. During the quarterly periods for the last two years, we experienced variations in our revenues from quarter to quarter primarily related to the significant growth of our interactive television products in the broadband segment and broadcast segment products. The broadcast segment revenues increased from $3.1 million in the first quarter of 1999 to a high of $7.2 million in the third quarter of fiscal year January 31, 2001. During this same time period, interactive television system revenues increased from $1.3 million in the first quarter of 1999 to $4.6 million in the fourth quarter of the twelve months ended January 31, 2001.

     We have also experienced significant variations in our quarterly systems gross margins. Changes in pricing policies, the product mix, the timing and significance of new product introductions and product enhancements, and fluctuations in the number of systems so affects manufacturing efficiencies and, accordingly, the gross profits. Quarterly services gross margins have historically fluctuated significantly because installation and training service revenue varies by quarter while the related costs are relatively consistent by quarter. During the quarterly periods in 1999 and fiscal year 2001, the gross margins improved significantly from a low of 37% in the first quarter of 1999 to a high of 41% in the third quarter of the twelve months ended January 31, 2001 as a result of a reduction in prices of hardware components for digital advertising insertion and broadcast segment products and increased revenues.

           Operating expenses also vary with the number, timing and significance of new product and product enhancement introductions by us and our competitors, increased competition, the gain or loss of significant customers, the hiring of new personnel and general economic conditions. During the quarterly periods in 1999 and in the twelve months ended January 31, 2001, we experienced certain fluctuations in our operating expenses. Specifically, acquisition costs related to our purchase of Digital Video Arts in the fourth quarter of 1999 resulted in increased operating expenses. During the twelve months ended January 31, 2001, we increased headcount within our research and development and sales and marketing areas to reflect our continued investment in future product development and our desire to increase our interactive television and broadcast revenues. As a result, our expenses in both of these areas increased during the year. In addition, our selling and marketing costs fluctuate from quarter to quarter as a result of large tradeshows that take place in the first and third quarter of the year and significant promotional costs that are incurred for new product introductions. All of the above factors are difficult for us to forecast, and these or other factors may materially adversely effect our business, financial condition and results of operations for one quarter or a series of quarters. Only a small portion of our expenses vary with revenues in the short-term and there would likely be a material adverse effect on our operating results if future revenues are lower than expectations.

           Based upon all of the foregoing, we believe that quarterly revenues and operating results are likely to vary significantly in the future and that period-to-period comparisons of our results of operations are not necessarily meaningful and, therefore, should not be relied upon as indications of future performance. For the quarter ended April 30, 2001, SeaChange expects to generate revenues of approximately $29.0 to $30.0 million and net income of a penny per share.


Liquidity and Capital Resources


           We have financed our operations and capital expenditures primarily with the proceeds of our common stock, borrowings and cash flows generated from operations. Cash and cash equivalents increased $3.4 million from $2.7 million at January 31, 2000 to $6.1 million at January 31, 2001. Working capital increased from approximately $21.0 million at January 31, 2000 to approximately $28.8 million at January 31, 2001.

           Net cash used in operating activities was approximately $4.9 million for the twelve months ended January 31, 2001. Net cash provided by operating activities was approximately $8.6 million for the twelve months ended December 31, 1999. The net cash used in operating activities in the twelve months ended January 31, 2001 was the result of the net loss adjusted for non-cash expenses including depreciation and amortization of $4.9 million offset by changes in certain operating assets and liabilities. The significant net changes in assets and liabilities that used cash in operations included an increase in accounts receivable of $10.4 million, an increase in inventories of $5.1 million and an increase in prepaid expenses and other assets of $2.1 million. Inventory levels increased during the period principally as a result of new product introductions within the interactive television and broadcast product areas. Increases of inventory levels occurred in each of these product areas specifically for customer demonstration equipment and procurement commitments in component inventories with an average order to delivery requirement of twelve to fifteen weeks. We expect these inventory levels to decrease and then stabilize as revenues from both these products increase. We expect that the broadcast segment and the interactive television products within the broadband segment will continue to require a significant amount of cash to fund future product development, to manufacture and deploy customer test and demonstration equipment and to meet higher revenue levels in both product segments. These items that used cash in operations were partially offset by an increase in accounts payable of $6.9 million and an increase in deferred revenue of $2.1 million.


           Net cash used in investing activities was approximately $12.8 million and $3.1 million for the twelve months ended January 31, 2001 and December 31, 1999, respectively. Investment activity consisted primarily of capital expenditures related to construction to expand the current manufacturing facility and the acquisition of computer equipment, office furniture, and other capital equipment required to support the expansion and growth of the business.

           Net cash provided by financing activities was approximately $21.1 million and $364,000 for the twelve months ended January 31, 2001 and December 31, 1999, respectively. In the twelve months ended January 31, 2001, the cash provided by financing included $12.8 million received in connection with the issuance of common stock ($10 million of which was issued to Microsoft Corporation) and $10.0 million in borrowings under the lines of credit and our construction loan. Microsoft entered into an agreement with us to collaborate on extending Microsoft Windows Media Technologies from Broadband Internet delivery to cable and broadcast television systems. Concurrent with this agreement, Microsoft purchased 277,162 shares of our common stock for $10 million at 8% below the average closing price of our common stock over ten trading days ending one trading day prior to the date of the relevant commercial milestones. Microsoft has agreed to purchase additional shares of our common stock based upon the achievement of mutually agreed upon development milestones including the development of software that meets specific streaming performance levels and the commercial release of an enhanced version of the software that will be used with Microsoft's Next Generation Media Server. During the same period, cash used in financing activities included approximately $1.7 million in principal payments under our equipment line of credit and capital lease obligations.

           SeaChange had a $6.0 million revolving line of credit and a $5.0 million equipment line of credit with a bank. This revolving line of credit expired in March 2000 and SeaChange's ability to make purchases under the equipment line of credit expired in March 2000. In July 2000, SeaChange renewed its revolving line of credit and equipment line of credit with a bank. The revolving line of credit was extended until March 2001 and borrowings under the facility increased to $7.5 million. The equipment line of credit was extended to provide SeaChange additional equipment financing of $4.0 million through March 2001. In addition, SeaChange entered into a $3.0 million line of credit facility with the Export-Import Bank of the United States ("EXIM") which allows SeaChange to borrow money based upon eligible foreign customer account balances. The ability to borrow funds by SeaChange under this facility also expired in March 2001. SeaChange is currently in the process of negotiating the renewal of all its lines of credit. Borrowings under all the lines of credit are collateralized by substantially all of SeaChange's assets. Loans made under the revolving line of credit would generally bear interest at a rate per annum equal to the LIBOR rate plus 2% (9.05% at January 31, 2001). Loans under the EXIM line of credit bear interest at a rate per annum equal to the prime rate (9.5% at January 31, 2001). Loans made under the equipment line of credit bear interest at a rate per annum equal to the bank's base rate plus 1.0% (10.5% at January 31, 2001). The loan agreement relating to the lines of credit requires that SeaChange provide the bank with certain periodic financial reports and comply with certain financial ratios including the maintenance of total liabilities, excluding deferred revenue, to net worth ratio of at least .80 to 1.0. At January 31, 2001, SeaChange was not in compliance with certain financial covenants of the loan agreement for all the lines of credit. Subsequent to year-end, SeaChange received a waiver of non-compliance from the bank. As of January 31, 2001, there were $4.0 million in borrowings against the revolving line of credit and borrowings outstanding under the equipment line of credit were $4.9 million. There were no borrowings outstanding under the EXIM line of credit at January 31, 2001.

           In October 2000, SeaChange entered into an agreement with a bank to finance $1.2 million of the construction costs related to the purchase and renovation of a manufacturing mill in New Hampshire that SeaChange previously purchased in February 2000. During the construction period, interest is accrued and payable at a per annum rate of 8.875%. Upon occupancy of the building , the loan converted into two promissory notes whereby SeaChange will pay principal and interest based upon a fixed interest rate per annum over a five and ten year period, respectively (8.875% at January 31, 2001). Borrowings under the loan are secured by the land and buildings of the renovated mill. The loan agreement requires that SeaChange provide the bank with certain periodic financial reports and comply with certain financial ratios. At January 31, 2001, SeaChange were in compliance with all covenants. As of January 31, 2001, borrowings outstanding under the loan were $1.2 million.

           On February 28, 2001, SeaChange received $10.0 million from a private placement sale of common stock and a warrant to Comcast SC Investment, Inc. (See
Note 14 to the Consolidated Financial Statements). We believe that existing funds together with available borrowings under the revolving lines of credit are adequate to satisfy our working capital and capital expenditure requirements for the foreseeable future.

           We had no material capital expenditure commitments as of January 31, 2001. We had non-cancelable purchase commitments for inventories of approximately $5,400,000 at January 31, 2001.


   One month ended January 31, 2000

           During the one month periods ended January 31, 2000 and January 31, 1999, we used cash in operations of $8.3 million, and $1.3 million, respectively. It is typical for us to experience fluctuations in our monthly operating results primarily due to the timing of receiving customer orders and the related shipment of these customer orders. As a result of these monthly fluctuations, we may experience an increase in our inventories as a result of procurement of both short and long lead components for anticipated orders for both our product segments, a decrease in our accounts payable balance primarily due to the timing of payments for materials purchased for prior month shipments, a decrease in accounts receivable amounts as a result of customer payments without corresponding customer shipments and a resulting decrease in cash and cash equivalents.


Effects of Inflation

           Our management believes that financial results have not been significantly impacted by inflation and price changes.

Recent Accounting Pronouncements.

           In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivatives and Hedging Activities," which establishes accounting and reporting standards for derivative instruments, including derivative instruments embedded in other contracts, collectively referred to as derivatives, and for hedging activities. In June 2000, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment of SFAS No. 133. This accounting standard amended the accounting and reporting standards of SFAS No. 133 for certain derivative instruments and hedging activities. We will adopt SFAS No. 133, as amended, in fiscal year 2002. To date we have not utilized derivative instruments or hedging activities and, therefore, the adoption of SFAS 133 is not expected to have a material impact on our financial position or results of operations.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

           We face exposure to financial market risks, including adverse movements in foreign currency exchange rates and changes in interest rates. These exposures may change over time as business practices evolve and could have a material adverse impact on our financial results. Our primary exposure has been related to local currency revenue and operating expenses in Europe and Asia. Historically, we have not hedged specific currency exposures as gains and losses on foreign currency transactions have not been material to date. At December 31, 1999 and January 31, 2001, we had $1.7 million and $10.1 million outstanding related to variable rate U.S. dollar denominated short-term debt. The carrying value of these short-term borrowings approximates fair value due to the short maturities of these instruments. Assuming a hypothetical 10% adverse change in the interest rate, interest expense on these short-term borrowings would increase by $16,000 and $95,000 for the twelve month periods ended December 31, 1999 and January 31, 2001.

           The carrying amounts reflected in the consolidated balance sheet of cash and cash equivalents, trade receivables, and trade payables approximates fair value at December 31, 1999 and January 31, 2001 due to the short maturities of these instruments.

           We maintain investment portfolio holdings of various issuers, types, and maturities. Our cash and marketable securities include cash equivalents, which we consider to be securities purchased with original maturities of three months or less. Given the short maturities and investment grade quality of the portfolio holdings at December 31, 1999 and January 31, 2001, a sharp rise in interest rates should not have a material adverse impact on the fair value of our investment portfolio. As a result, we do not currently hedge these interest rate exposures.


ITEM 8.  Financial Statements and Supplementary Data

The Company's Financial Statements and Schedules, together with the auditors' report thereon, appear at pages F-1 through F-20, and S-1, respectively, of this Form 10-K.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

PART III

ITEM 10.  Directors and Executive Officers of the Registrant

Information concerning the directors of SeaChange is hereby incorporated by reference from the information contained under the heading "Election of Directors" in SeaChange's definitive proxy statement related to SeaChange's 2000 Annual Meeting of Stockholders which will be filed with the Commission within 120 days after the close of the fiscal year (the "Definitive Proxy Statement").

Certain information concerning directors and executive officers of SeaChange is hereby incorporated by reference to the information contained under the heading "Occupations of Directors and Executive Officers" in SeaChange's Definitive Proxy Statement.

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


ITEM 14.  Exhibits and Financial Statement Schedules

                                     PART IV

(a)(1) INDEX TO THE CONSOLIDATED FINANCIAL STATEMENTS

The following Consolidated Financial Statements of the Registrant are filed as part of this report:

                                                                                                         Page
                                                                                                         ----
Report of Independent  Accountants                                                                        F-1
Consolidated Balance Sheet as of December 31, 1999, January 31, 2000 and
January 31, 2001                                                                                          F-2
Consolidated  Statement of Operations  for the years ended December 31, 1998 and 1999, the one month ended January 31, 2000, the year ended January 31, 2001
and the one month  ended  January 31, 1999 (unaudited)                                                    F-3
Consolidated  Statement of  Stockholders' Equity for the years ended December 31, 1998 and 1999, the one month ended January 31, 2000, the year ended January 31, 2001 and the one month ended January 31, 1999
(unaudited)                                                                                               F-4
Consolidated Statement of Cash Flows for the years ended December 31, 1998 and 1999, the one month ended January 31, 2000, the year ended January 31, 2001 and the one month
ended January 31, 1999 (unaudited)                                                                        F-5
Notes to Consolidated Financial Statements                                                                F-6

(a)(2) INDEX TO FINANCIAL STATEMENT SCHEDULES

The following Financial Statement Schedule of the Registrant is filed as part of this report:

                                                                                                         Page
                                                                                                         ----
Schedule II - Valuation and Qualifying Accounts and Reserves                                              S-1

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

Dated:   APRIL 30, 2001
                                SEACHANGE INTERNATIONAL, INC.

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

                   Signature                                  Title(s)                                      Date
/s/ William C. Styslinger, III                   President, Chief Executive Officer,                       April 30, 2001
------------------------------
William C. Styslinger, III                       Chairman of the Board and Director
                                                 (Principal Executive Officer)

/s/ William L. Fiedler                           Vice President, Finance and                               April 30, 2001
----------------------

                                                 Administration, Chief Financial
William L. Fiedler                               Officer and Treasurer (Principal
                                                 Financial and Accounting Officer)

/s/ Martin R. Hoffmann                           Director                                                  April 30, 2001
----------------------


Martin R. Hoffmann

/s/ Carmine Vona                                 Director                                                  April 30, 2001
----------------

Carmine Vona

                                  EXHIBIT INDEX

  Exhibit No.                             Description
  -----------        -----------------------------------------------
      3.1 --Amended and Restated Certificate of Incorporation of the Company (filed as Exhibit 3.3 to the Company's Registration Statement on Form S-1 previously filed on November 4, 1996 with the Commission (File No. 333-12233) and incorporated herein by reference).


      3.2 --Certificate of Amendment, filed May 25, 2000 with the Secretary of State in the State of Delaware, to the Amended and Restated Certificate of Incorporation of the Company (filed as
                Exhibit 4.1 to the Company's Quarterly Report on 10-Q previously filed on December 15, 2000 with the Commission (Filed No. 000-21393) and incorporated herein by reference).


      3.3       --Amended and Restated By-laws of the Company (filed as Exhibit
                3.5 to the Company's Registration Statement on Form S-1 previously filed on November 4, 1996 with the Commission (File No. 333-12233) and incorporated herein by reference).


      4.1       --Specimen certificate representing the Common Stock (filed as
                Exhibit 4.1 to the Company's Registration Statement on Form S-1 previously filed on November 4, 1996 with the Commission (File No. 333-12233) and incorporated herein by reference).


      4.2 --Amended and Restated Certificate of Incorporation of the Company (filed as Exhibit 3.3 to the Company's Registration Statement on Form S-1 previously filed on November 4, 1996 with the Commission (File No. 333-12233) and incorporated herein by reference).


      4.3 --Certificate of Amendment, filed May 25, 2000 with the Secretary of State in the State of Delaware, to the Amended and Restated Certificate of Incorporation of the Company (filed as
                Exhibit 4.2 to the Company's registration statement on Form S-3 previously filed on December 6, 2000 with the Commission (Filed No. 333-51386) and incorporated herein by reference).



      10.1 --Amended and Restated 1995 Stock Option Plan (filed as Annex A to the Company's Proxy Statement on Form 14a previously filed on April 28, 2000 with the Commission (File No. 000-21393) and incorporated herein by reference).


      10.2      --1996 Non-Employee Director Stock Option Plan (filed as Exhibit
                10.2 to the Company's Registration Statement on Form S-1 previously filed on November 4, 1996 with the Commission (File No. 333-12233) and incorporated herein by reference).


      10.3 --Second Amended and Restated 1996 Employee Stock Purchase Plan of the Company (filed as Exhibit 10.3 to the Company's Registration Statement on Form S-1 previously filed on March 1, 2001 with the Commission (File No. 333-56410) and incorporated herein by reference).

      10.4 --Loan Agreement, dated as of October 16, 2000, by and between the Company and the Bank of New Hampshire, N.A. (filed as
                Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q previously filed on December 15, 2000 with the Commission (File No. 000-21393) and incorporated herein by reference).

  Exhibit
  -------
    No.                              Description
    ----                -------------------------------------------------
      10.5 --Loan and Security Agreement, dated as of November 10, 1998, by and between Silicon Valley Bank and the Company (filed as Exhibit 10.5 to the Company's Annual Report on Form 10-K previously filed on March 24, 1999 with the Commission (File No. 000-21393) and incorporated herein by reference).


      10.6 --First Loan Modification Agreement, dated as of March 27, 2000, by and between the Company and Silicon Valley Bank (filed as Exhibit 10.12 to the Company's Annual Report on Form 10-K/A previously filed on April 14, 2000 with the Commission (File No.000-21393) and incorporated herein by reference).


      10.7 --Second Loan Modification Agreement, dated as of July 25, 2000, by and among the Company, Silicon Valley Bank and Silicon Valley Bank, doing business as Silicon Valley East (filed as Exhibit
                10.1 to the Company's Quarterly Report on Form 10-Q previously filed on September 14, 2000 with the Commission (File No. 000-21393) and incorporated herein by reference).


      10.8 --Revolving Line of Credit Amendment, dated as of March 1, 2000, by and between the Company and Silicon Valley Bank (filed as Exhibit 10.13 to the Company's Annual Report on Form 10-K/A previously filed on April 14, 2000 with the Commission (File No.000-21393) and incorporated herein by reference).


      10.9 --Export-Import Bank Loan and Security Agreement, dated as of July 25, 2000, by and among the Company, Silicon Valley Bank and Silicon Valley Bank, doing business as Silicon Valley East (filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q previously filed on September 14, 2000 with the Commission (File No. 000-21393) and incorporated herein by reference).


      10.10 --Common Stock Purchase Agreement, dated as of May 23, 2000, by and between the Company and Microsoft Corporation (filed as Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q previously filed on September 14, 2000 with the Commission (File No. 000-21393) and incorporated herein by reference).


      10.11 --Registration Rights Agreement, dated as of May 23, 2000, by and between the Company and Microsoft Corporation (filed as Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q previously filed on September 14, 2000 with the Commission (File No. 000-21393) and incorporated herein by reference).


      10.12** --License and Development Agreement, dated as of May 8, 2000, by and between the Company and Microsoft Licensing, Inc. (filed as Exhibit 10.5 to the Company's Amended Quarterly Report on 10-Q for the quarterly period ended July 31, 2000 filed on March 1, 2001 with the Commission (File No. 000-21393) and incorporated herein by reference).


      10.13** --Investment Term Sheet, dated as of May 8, 2000, by and between the Company and Microsoft Corporation (filed as Exhibit 10.6 to the Company's Amended Quarterly Report on 10-Q for the quarterly period ended July 31, 2000 filed on March 1, 2001 with the Commission (File No. 000-21393) and incorporated herein by reference).

  Exhibit
  -------
    No.                           Description
    ---             -----------------------------------------
      10.14** --Video-on-Demand Purchase Agreement, dated as of December 1, 2000, by and between the Company and Comcast Cable Communications of Pennsylvania, Inc. (filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed on December 15, 2000 with the Commission (File No. 000-21393) and incorporated herein by reference).


      10.15 --Stock Purchase Agreement, dated as of February 28, 2001, by and between the Company and Comcast SC Investment, Inc. (filed as Exhibit 10.15 to the Company's Registration Statement on Form S-1 previously filed on March 1, 2001 with the Commission (File No. 333-56410) and incorporated herein by reference).


      10.16 --Amended and Restated Registration Rights Agreement, dated as of February 28, 2001, by and between the Company and Comcast SC Investment, Inc. (filed as Exhibit 10.16 to the Company's Registration Statement on Form S-1 previously filed on March 1, 2001 with the Commission (File No. 333-56410) and incorporated herein by reference).


      10.17 --Stock Purchase Agreement, dated as of December 10, 1997, by and among the Company, IPC Interactive Pte. Ltd. and the shareholders of IPC Interactive Pte. Ltd. (filed as Exhibit 2.1 to the Company's Current Report on Form 8-K previously filed on December 24, 1997 with the Commission (File No. 000-21393) and incorporated herein by reference).


      10.18 --Stock Purchase Agreement, dated as of December 30, 1999, by and among the Company, Digital Video Arts, Ltd. and the stockholders of Digital Video Arts, Ltd. and Corum Group Ltd. (filed as Exhibit 2.1 to the Company's Current Report on Form 8-K previously filed on January 14, 2000 with the Commission (File No. 000-21393) and incorporated herein by reference).


      10.19 --Registration Rights Agreement, dated as of December 30, 1999, by and among the Company, Digital Video Arts, Ltd. and the stockholders of Digital Video Arts, Ltd. and Corum Group Ltd. (filed as Exhibit 2.2 to the Company's Current Report on Form 8-K previously filed on January 14, 2000 with the Commission (File No. 000-21393) and incorporated herein by reference).


      10.20 --License Agreement dated May 30, 1996 between Summit Software Systems, Inc. and the Company (filed as Exhibit 10.7 to the Company's Registration Statement on Form S-1 previously filed on November 4, 1996 with the Commission (File No. 333-12233) and incorporated herein by reference).


      10.21 --Lease Agreement dated May 28, 1998 between Robert Quirk, Trustee of Maynard Industrial Properties Associates Trust and the Company (filed as Exhibit 10.3 to the Company's Annual Report on Form 10-K previously filed on March 24, 1999 with the Commission (File No. 000-21393) and incorporated herein by reference).


      21.1 --List of Significant Subsidiaries (filed as Exhibit 21.1 to the Company's Annual Report on Form 10-K/A previously filed on April 14, 2000 with the Commission (File No.000-21393) and incorporated herein by reference).


      23.1*     --Consent of PricewaterhouseCoopers LLP


      23.2      --Consent of Testa, Hurwitz & Thibeault, LLP (included in
                Exhibit 5.1)


      24.1      --Power of Attorney (included on signature page).
     *  Filed herewith.

     ** Confidential treatment requested as to certain portions of the document, which portions have been omitted and filed separately with the Commission.

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of SeaChange International, Inc.:


           In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) present fairly, in all material respects, the financial position of SeaChange International, Inc. and its subsidiaries at December 31, 1999, January 31, 2000 and January 31, 2001, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 1999, the one month ended January 31, 2000 and the year ended January 31, 2001 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 14(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

           As discussed in Note 3 to the consolidated financial statements, during the year ended January 31, 2001, the Company changed its method of recognizing revenue.



/s/ PricewaterhouseCoopers LLP
Boston, Massachusetts
March 5, 2001 (except for the
information presented in Note 12
for which the date is April 30, 2001)

                         SEACHANGE INTERNATIONAL, INC.
                          CONSOLIDATED BALANCE SHEET

                       (in thousands, except share data)

                                                                                        December 31,  January 31,  January 31,
                                                                                        ------------  -----------  -----------
                                                                                           1999          2000          2001
                                                                                           ----          ----          ----
Assets
Current assets
     Cash and cash equivalents........................................................      $11,318     $ 2,721       $ 6,145
     Accounts receivable, net of allowance for doubtful accounts of $908 at
        December 31, 1999 and January 31, 2000 and $742 at January 31, 2001...........       17,840      16,756        27,112
     Inventories......................................................................       17,128      20,089        24,907
     Prepaid expenses and other current assets........................................        1,568       1,634         2,671
     Deferred income taxes............................................................        2,243       3,400         7,001
                                                                                            -------     -------       -------
          Total current assets........................................................       50,097      44,600        67,836
Property and equipment, net...........................................................       10,538      10,492        15,886
Other assets..........................................................................          884         869         1,833

Goodwill and intangibles..............................................................          785         751         2,698
                                                                                            -------     -------       -------
                                                                                            $62,304     $56,712       $88,253
                                                                                            =======     =======       =======
Liabilities and Stockholders' Equity
Current liabilities
     Line of credit...................................................................      $   --      $   --        $ 4,000
     Current portion of equipment line of credit and obligations under capital lease.         1,048       1,045         2,532
     Accounts payable.................................................................       15,038      10,451        17,332
     Accrued expenses.................................................................        3,499       2,776         1,816
     Customer deposits................................................................        2,092       2,428         3,946
     Deferred revenue.................................................................        4,380       6,292         8,435
     Income taxes payable.............................................................          675         625           956
                                                                                            -------     -------       -------
          Total current liabilities...................................................       26,732      23,617        39,017
                                                                                            -------     -------       -------
Long-term portion of equipment line of credit and obligations under capital lease.....        1,231       1,144         3,934
                                                                                            -------     -------       -------
Commitments and contingencies (Note 12)
Stockholders' Equity
Convertible preferred stock, 5,000,000 shares authorized, none outstanding............           --          --            --
Common stock, $.01 par value; 100,000,000 shares authorized; 21,285,855, 21,300,185
   and 22,037,811 shares issued at December 31, 1999 and January 31, 2000 and 2001,             213         213           221
     respectively.....................................................................
Additional paid-in capital............................................................       35,633      35,695        50,157
Accumulated deficit...................................................................       (1,440)     (3,898)       (4,905)
Accumulated other comprehensive loss..................................................          (65)        (59)         (171)
                                                                                            -------     -------       -------
          Total stockholders' equity..................................................       34,341      31,951        45,302
                                                                                            -------     -------       -------
                                                                                            $62,304     $56,712       $88,253
                                                                                            =======     =======       =======

             The accompanying notes are an integral part of these
                      consolidated financial statements.

                         SEACHANGE INTERNATIONAL, INC.
                     CONSOLIDATED STATEMENT OF OPERATIONS
                     (in thousands, except per share data)

                                                                                                One                          One
                                                                       Year ended           Month ended    Year ended    Month ended
                                                                      ------------          -----------    ----------    -----------
                                                                      December 31,          January 31,    January 31,   January 31,
                                                                  ---------------------     -----------    -----------   -----------
                                                                   1998          1999          2000           2001          1999
                                                                  -------       -------       -------        -------       -------
Revenues                                                                                                                 (unaudited)
  Systems..................................................       $58,033       $68,457       $   226       $74,986        $   697
  Services.................................................        14,891        16,764         1,484        23,482          1,211
                                                                  -------       -------       -------       -------        -------
                                                                   72,924        85,221         1,710        98,468          1,908
                                                                  -------       -------       -------       -------        -------
Costs of revenues
  Systems..................................................        35,772        38,889           633        39,928            670
  Services.................................................        13,611        14,962         1,445        18,798          1,049
                                                                  -------       -------       -------       -------        -------
                                                                   49,383        53,851         2,078        58,726          1,719
                                                                  -------       -------       -------       -------        -------
  Gross profit (loss)......................................        23,541        31,370          (368)       39,742            189
                                                                  -------       -------       -------       -------        -------
Operating expenses
  Research and development.................................        15,763        16,302         1,764        20,283          1,324
  Selling and marketing....................................         8,566         8,595         1,034        12,472            522
  General and administrative...............................         6,132         5,335           457         7,372            447
  Restructuring of operations..............................           676            --            --            --             --
  Acquisition costs........................................            --           684            --            --             --
                                                                  -------       -------       -------       -------        -------
                                                                   31,137        30,916         3,255        40,127          2,293
                                                                  -------       -------       -------       -------        -------
Income (loss) from operations..............................        (7,596)          454        (3,623)         (385)        (2,104)
Interest income (expense), net.............................           235            28             9          (212)             9
                                                                  -------       -------       -------       -------        -------
  Income (loss) before income taxes........................        (7,361)          482        (3,614)         (597)        (2,095)
Provision (benefit) for income taxes.......................        (2,789)          (15)       (1,156)         (690)          (691)
                                                                  -------       -------       -------       -------        -------
Income (loss) before cumulative effect of change in
 accounting principle......................................        (4,572)          497        (2,458)           93         (1,404)
Cumulative effect of change in accounting principle,
 net of tax of $732.......................................             --            --            --        (1,100)            --
                                                                  -------       -------       -------       -------        -------
Net income (loss)..........................................       $(4,572)      $   497       $(2,458)      $(1,007)       $(1,404)
                                                                  =======       =======       =======       =======        =======

Basic and diluted earnings (loss) per share before
 cumulative effect of change in accounting principle.......       $ (0.24)      $  0.02       $ (0.12)      $  0.00         $(0.07)
Cumulative effect of change in accounting principle........            --            --            --         (0.05)            --
                                                                  -------       -------       -------       -------        -------
Basic and diluted earnings (loss) per share................       $ (0.24)      $  0.02       $ (0.12)      $ (0.05)        $(0.07)
                                                                  =======       =======       =======       =======        =======

Pro forma amounts assuming the change in accounting
 principle is applied retroactively:
 Net income (loss).........................................       $(5,276)      $   323       $(2,163)      $    93
                                                                  =======       =======       =======       =======
 Earnings (loss) per share - Basic..........................      $ (0.28)      $  0.02       $ (0.10)      $  0.00
                                                                  =======       =======       =======       =======
 Earnings (loss) per share - Diluted........................      $ (0.28)      $  0.01       $ (0.10)      $  0.00
                                                                  =======       =======       =======       =======
Shares used in calculating:
  Basic earnings (loss) per share..........................        18,982        20,883        21,269        21,745         20,901
                                                                  =======       =======       =======       =======        =======
  Diluted earnings (loss) per share........................        18,982        21,774        21,269        23,234         20,901
                                                                  =======       =======       =======       =======        =======

                The accompanying notes are an integral part of
                   these consolidated financial statements.

                         SEACHANGE INTERNATIONAL, INC.

                CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                       (in thousands, except share data)



                                                                               Retained                      Total      Compre-
                                                                               --------                      -----      -------
                                             Common Stock        Additional    earnings      Cumulative      stock-     hensive
                                             ------------        ----------    --------      ----------      ------     -------
                                           Number        Par       paid-in   (accumulated)   translation    holders'     income
                                           ------        ---       -------   -------------   -----------    --------     ------
                                         of shares      value      capital      deficit      adjustment      equity      (Loss)
                                         ---------      -----      -------      -------      ----------      ------      ------
Balance at December 31, 1997............  20,703,313    $  207    $  32,148     $  2,635        $  14       $  35,004
Issuance of common stock pursuant
   to exercise of stock options.........     135,790         1          507           --           --             508
Issuance of common stock in
   connection with employee stock
   purchase plan........................      79,157         1          405           --           --             406
Compensation expense associated
   with stock issuance..................          --        --           47            --          --              47
Translation adjustment..................          --        --           --            --         (73)            (73)        (73)
Net loss................................          --        --           --        (4,572)         --          (4,572)     (4,572)
                                          ----------    ------    ---------      --------       -----       ---------     -------
Comprehensive loss......................                                                                                  $(4,645)
Balance at December 31, 1998............  20,918,260       209       33,107        (1,937)        (59)         31,320
Issuance of common stock pursuant.......      13,905        --           50                                        50
   to exercise of stock options
Translation adjustment..................                                                           25              25          25
Net loss................................          --        --           --        (1,404)         --          (1,404)     (1,404)
                                          ----------    ------    ---------      --------       -----       ---------     -------
Comprehensive loss......................                                                                                   (1,379)
Balance at January 31, 1999
   (unaudited)..........................  20,932,165       209       33,157        (3,341)        (34)         29,991
Issuance of common stock pursuant
   to exercise of stock options.........     296,848         3        1,145            --          --           1,148
Issuance of common stock in
   connection with employee stock
   purchase plan........................      87,014         1          422            --          --             423
Issuance of common stock in
   connection with Digital Video
   Arts, Ltd. acquisition...............      17,078        --          528            --          --             528
  Purchase and retirement of
    treasury stock......................     (47,250)       --           (1)           --          --              (1)
Tax benefit from stock options..........          --        --          382            --          --             382
Translation adjustment..................          --        --           --            --         (31)            (31)        (31)
Net income..............................          --        --           --         1,901          --           1,901       1,901
                                          ----------    ------    ---------      --------       -----       ---------     -------
Comprehensive income....................                                                                                  $ 1,870
Balance at December 31, 1999............  21,285,855       213       35,633        (1,440)        (65)         34,341
Issuance of common stock pursuant
   to exercise of stock options.........      14,330        --           62            --          --              62
Translation adjustment..................          --        --           --            --           6               6           6
Net loss................................          --        --           --        (2,458)         --          (2,458)     (2,458)
                                          ----------    ------    ---------      --------       -----       ---------     -------
Comprehensive loss......................                                                                                  $(2,452)
Balance at January 31, 2000.............  21,300,185       213       35,695        (3,898)        (59)         31,951
Issuance of common stock pursuant
 to exercise of stock options...........     392,669         4        1,802            --          --           1,806
Issuance of common stock in
 connection with employee stock
 purchase plan..........................      67,795         1        1,013            --          --           1,014
Issuance of common stock in
 connection with Microsoft
 Corporation investment.................     277,162         3        9,997            --          --          10,000
Tax benefit from stock options..........          --        --        1,650            --          --           1,650
Translation adjustment..................          --        --           --            --        (112)           (112)       (112)
Net loss................................          --        --           --        (1,007)         --          (1,007)     (1,007)
                                          ----------    ------    ---------      --------       -----        --------     -------
Comprehensive loss......................                                                                                  $(1,119)

Balance at January 31, 2001.............  22,037,811    $  221    $  50,157      $ (4,905)      $(171)      $  45,302
                                          ==========    ======    =========      ========       =====       =========

                The accompanying notes are an integral part of
                   these consolidated financial statements.

                         SEACHANGE INTERNATIONAL, INC.

                     CONSOLIDATED STATEMENT OF CASH FLOWS

        Increase (Decrease) in Cash and Cash Equivalents (in thousands)



                                                                                          One                          One
                                                                      Year ended      Month ended     Year ended     Month ended
                                                                      -----------     -----------     ----------     ------------
                                                                      December 31,    January 31,     January 31,    January 31,
                                                                      ------------    -----------     -----------    -----------

                                                                     1998      1999       2000           2001          1999
                                                                     ----      ----       ----           ----          ----
Cash flows from operating activities............................                                                    (UNAUDITED)
 Net income (loss)..............................................   $(4,572)   $   497   $(2,458)       $ (1,007)    $ (1,404)
 Adjustments to reconcile net income (loss) to net cash
  provided by (used in) operating activities:
  Depreciation and amortization.................................     4,813      4,218        355          4,920          379
  Inventory valuation allowance.................................     2,016        458         --            823           --
  Compensation expense associated with stock and
   stock options................................................        47         --         --             --           --
  Acquisition costs.............................................        --        684         --             --           --
  Deferred income taxes.........................................      (876)      (933)    (1,156)        (3,601)        (691)
  Changes in operating assets and liabilities:
   Accounts receivable..........................................    (6,525)      (177)     1,084        (10,356)       5,019
   Inventories..................................................    (4,368)    (4,257)    (2,961)        (5,126)      (1,630)
   Prepaid expenses and other current assets and other assets...    (1,610)     2,249        (46)        (2,113)        (743)
   Accounts payable.............................................     1,255      4,935     (4,587)         6,881       (2,678)
   Accrued expenses.............................................       656        (61)      (723)          (960)        (652)
   Customer deposits............................................      (345)       388        336          1,518          188
   Deferred revenue.............................................     1,644        441      1,912          2,143        1,037
   Income taxes payable.........................................       390        200        (50)         1,981         (115)
                                                                   -------    -------    -------       --------     --------
    Net cash provided by (used in) operating activities.........    (7,475)     8,642     (8,294)        (4,897)      (1,290)
                                                                   -------    -------    -------       --------     --------
Cash flows from investing activities
 Purchases of property and equipment............................    (3,816)    (3,130)      (275)       (10,276)         (62)
 Proceeds from sale and maturity of marketable securities.......    10,212         --         --             --           --
 Purchases of marketable securities.............................      (902)        --         --             --           --
 Increase in intangible assets..................................        --         --         --         (2,500)          --
                                                                   -------    -------    -------       --------     --------
    Net cash provided by (used in) investing activities.........     5,494     (3,130)      (275)       (12,776)         (62)
                                                                   -------    -------    -------       --------     --------
Cash flows from financing activities
 Proceeds from borrowings under line of credit..................     2,000         --         --          4,000           --
 Proceeds from borrowings under equipment line of credit........     1,226      1,106         --          4,823           --
 Proceeds from borrowings under construction loan...............        --         --         --          1,183           --
 Repayments under line of credit and equipment line of credit...        --     (2,245)       (72)        (1,569)      (2,039)
 Repayment of obligation under capital lease....................       (18)      (500)       (18)          (160)         (11)
 Proceeds from issuance of common stock.........................       914      2,003         62         12,820           50
                                                                   -------    -------    -------       --------     --------
    Net cash provided by (used in) financing activities.........     4,122        364        (28)        21,097       (2,000)
                                                                   -------    -------    -------       --------     --------
 Net increase (decrease) in cash and cash equivalents...........     2,141      5,876     (8,597)         3,424       (3,352)
 Cash and cash equivalents, beginning of period.................     3,301      5,442     11,318          2,721        5,442
                                                                   -------    -------    -------       --------     --------
 Cash and cash equivalents, end of period.......................   $ 5,442    $11,318    $ 2,721       $  6,145     $  2,090
                                                                   =======    =======    =======       ========     ========
Supplemental disclosure of cash flow information:
 Income taxes paid..............................................   $   132    $    81    $    --       $    303     $     --
 Interest paid..................................................   $    35    $   210    $    19       $    473     $     17
Supplemental disclosure of noncash activity:
 Transfer of items originally classified as
   inventories to fixed assets..................................   $   584    $   227    $    --       $     --     $    109
 Transfer of items originally classified as
   fixed assets to inventories..................................   $   668    $ 3,055    $    --       $    515     $     --
 Equipment acquired under capital lease.........................   $   374    $   336    $    --       $     --     $     --

  The accompanying notes are an integral part of these consolidated financial statements.

                          SEACHANGE INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   Nature of Business

           SeaChange develops, manufactures and sells systems, known as video storage servers, that automate the management and distribution of both short-form video streams, such as advertisements, and long-form video streams, such as movies or other feature presentations, each of which requires precise, accurate and continuous execution, to television operators, telecommunications companies and broadcast television companies. Through January 31, 2001, substantially all of SeaChange's revenues were derived from the sale of broadband and broadcast systems and related services and content to cable television operators, broadcast and telecommunications companies in the United States and internationally.

     In April 2000, SeaChange's Board of Directors voted to change SeaChange's fiscal accounting year from December 31 to January 31, such that its fiscal year began on February 1, 2000 and ended on January 31, 2001.

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

   Revenue Recognition

           Revenues from sales of systems are recognized upon shipment provided title and risk of loss has passed to the customer, there is evidence of an arrangement, fees are fixed or determinable and collection of the related receivable is probable. Installation, project management and training revenue is deferred and recognized as these services are performed. Revenue from technical support and maintenance is deferred and recognized ratably over the period of the related agreements, generally twelve months. Customers are billed for installation, project management, training and maintenance at the time of the product sale. If a portion of the sales price is not due until installation of the system is complete, that portion of the sales price is deferred until installation is complete. Revenue from content fees, primarily movies, is recognized based on the volume of monthly purchases that are made by hotel guests. Revenue from product development contract services is recognized based on the time and materials incurred to complete the work. Shipping and handling costs are included in revenue and cost of revenues.

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

   Concentration of Credit Risk

           Financial instruments which potentially expose SeaChange to concentrations of credit risk include trade accounts receivable. To minimize this risk, SeaChange evaluates customers' financial condition, requires advance payments from certain of its customers and maintains reserves for potential credit losses. At December 31, 1998 and 1999, and at January 31, 2000 and 2001, SeaChange had an allowance for doubtful accounts of $870,000, $908,000, $908,000, and $742,000, respectively, to provide for potential credit losses and such losses to date have not exceeded management's expectations.

           In the years ended December 31, 1998 and 1999, the month ended January 31, 2000, and the year ended January 31, 2001, revenues from SeaChange's five largest customers represented approximately 55%, 47%, 47%, and 44% respectively, of SeaChange's total revenues. In the years ended December 31, 1998 and 1999, the one month ended January 31, 2000, and the year ended January 31, 2001, two customers each accounted for more than 10% of SeaChange's revenues. The same two

                          SEACHANGE INTERNATIONAL, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

customers accounted for more than 10% of SeaChange's revenues in the years ended December 31, 1998 and 1999, and the one month ended January 31, 2000.

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


   Cash, Cash Equivalents and Marketable Securities

           SeaChange considers all highly liquid investments purchased with an original maturity of three months or less at the date of purchase to be cash equivalents. SeaChange invests its excess cash in money market funds, municipal securities and corporate debt securities that are subject to minimal credit and market risk. Marketable securities are classified as available-for-sale and are carried at market value, and any unrealized gains or losses are recorded as a part of stockholders' equity. Gross unrealized gains and losses on securities for the years ended December 31, 1998 and 1999, the one month ended January 31, 2000 and the year ended January 31, 2001, the cost of which is based upon the specific identification method, were not significant.


   Property and Equipment

           Property and equipment consist of land and buildings, office and computer equipment, leasehold improvements, demonstration equipment, deployed assets and spare components and assemblies used to service SeaChange's installed base. Demonstration equipment consists of systems manufactured by SeaChange for use in marketing and selling activities. Property and equipment are recorded at cost and depreciated using the straight-line method over their estimated useful lives. Leasehold improvements are amortized over the shorter of their estimated useful lives or the term of the respective leases by use of the straight-line method. Deployed assets are the movie systems owned and manufactured by us that are installed in a hotel environment. Deployed assets are depreciated over the life of the related service agreements ranging from 3 to 7 years. Maintenance and repair costs are expensed as incurred. Significant improvements are capitalized and depreciated. Upon retirement or sale, the cost of the assets disposed of, and the related accumulated depreciation, are removed from the accounts, and any resulting gain or loss is included in the determination of net income.


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

   Goodwill and Intangible Assets

           Goodwill and assembled workforce are amortized on a straight-line basis over five to seven years. Software acquired in connection with acquisitions is amortized over the greater of the amount computed using (a) the ratio that current gross revenues for related products bear to total current and anticipated future gross revenues for that product or (b) on a straight-line basis over the estimated remaining life of the software. The carrying value of goodwill and intangible assets is reviewed on a quarterly basis for the existence of facts and circumstances both internally and externally that may suggest impairment or that the useful lives of these assets are no longer appropriate. To date, no such impairment has occurred. SeaChange determines whether an impairment

                          SEACHANGE INTERNATIONAL, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


has occurred based on gross expected future cash flows and measures the amount of impairment based on the related future flow estimated discounted cash flows. The cash estimates used to determine the impairment, if any, contain management's best estimates, using appropriate and customary assumptions and projections at that time.

           SeaChange defers legal costs associated with defending its existing patents. If the patent defense is successful, the costs are capitalized and amortized over their estimated remaining useful life. If the patent defense is unsuccessful, the amounts deferred are charged to operating expense. Included in goodwill and intangible assets at January 31, 2001 is approximately $2,500,000 of capitalized legal costs associated with the successful defense of SeaChange's patents. The patent intangible is being amortized over four years. Included in other assets at January 31, 2001 is approximately $715,000 in deferred legal costs associated with the on-going defense of certain of our patents. Accumulated amortization of goodwill and intangible assets was $850,000, $884,000 and $1,438,000 at December 31, 1999, January 31, 2000 and January 31,
2001, respectively.

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

   Stock Compensation

           Employee stock awards under SeaChange's and its subsidiaries' compensation plans are accounted for in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", ("APB 25") and related interpretations. SeaChange provides the disclosure requirements of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation", ("SFAS 123") and related interpretations. Non-employee stock awards are accounted for in accordance with Emerging Issues Task Force Issue No. 96-18, "Accounting for Equity Instruments That are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services".

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

   Comprehensive Income

           Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130") requires that changes in comprehensive income be shown in a financial statement that is displayed with the same prominence as other financial statements. SeaChange has presented accumulated other comprehensive income and other comprehensive income in the Statement of Stockholders' (Deficit) Equity. Other comprehensive loss consists primarily of cumulative translation adjustments.

   Advertising Costs

           Advertising costs are charged to expense as incurred. Advertising costs were $624,000, $857,000, $40,000, and $1,089,000, for the years ended
December 31, 1998 and 1999, the month ended January 31, 2000, and the year ended January 31, 2001, respectively.

   Earnings Per Share

           Earnings per share are presented in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share", ("SFAS 128") which requires the presentation of "basic" earnings per share and "diluted" earnings per share. Basic earnings per share is computed by dividing income available to common shareholders by the weighted-average shares of common

                         SEACHANGE INTERNATIONAL, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

stock outstanding during the period. For the purposes of calculating diluted earnings per share the denominator includes both the weighted average number of shares of common stock outstanding during the period and the weighted average number of potential common stock, such as stock options and restricted stock.

     For the year ended December 31, 1998, the one month ended January 31, 2000 and the one month ended January 31, 1999, 2,114,000, 2,055,000 and 2,057,000 common shares issuable upon the exercise of stock options, respectively, and 1,792,000 shares of unvested restricted common stock for the year ended December 31, 1998, are antidilutive because SeaChange recorded a net loss for the periods and, therefore, have been excluded from the diluted earnings per share computations.

  Below is a summary of the shares used in calculating basic and diluted earnings per share for the periods indicated:

                                                                 Year  Ended         Month Ended   Year Ended  Month Ended
                                                                 -----------         -----------   ----------  -----------
                                                                December 31,         January 31,  January 31,  January 31,
                                                                ------------         -----------  -----------  -----------
                                                              1998        1999         2000         2001          1999
                                                            ----------  ----------  ----------   ----------   ------------
                                                                                                              (unaudited)
      Weighted average shares used in calculating
       earnings per share--Basic.......................     18,982,000  20,883,000  21,269,000   21,745,000    20,901,000
      Dilutive common stock equivalents................             --     891,000          --    1,489,000            --
                                                            ----------  ----------  ----------   ----------    ----------
      Weighted average shares used in calculating
       earnings per share--Diluted.....................     18,982,000  21,774,000  21,269,000   23,234,000    20,901,000
                                                            ==========  ==========  ==========   ==========    ==========

 New Accounting Pronouncements


     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivatives and Hedging Activities," which establishes accounting and reporting standards for derivative instruments, including derivative instruments embedded in other contracts, collectively referred to as derivatives, and for hedging activities. In June 2000, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment of SFAS No. 133. This accounting standard amended the accounting and reporting standards of SFAS No. 133 for certain derivative instruments and hedging activities. We will adopt SFAS No. 133, as amended, in fiscal year 2002. To date we have not utilized derivative instruments or hedging activities and, therefore, the adoption of SFAS 133 is not expected to have a material impact on our financial position or results of operations.

3. Change in Accounting Principle

     In December 1999, the SEC issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 summarizes certain areas of the Staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. Historically, for some of SeaChange's sales transactions, a portion of the sales price, typically 25%, was not due until installation occurred. Under SAB 101 and the new accounting method adopted retroactive to February 1, 2000, SeaChange now defers the portion of the sales price not due until installation is complete. During the fourth quarter of the twelve months ended January 31, 2001, SeaChange implemented the SEC's SAB 101 guidelines, retroactive to the beginning of the year. This was reported as a cumulative effect of a change in accounting principle as of February 1, 2000. The cumulative effect of the change in accounting principle on prior years resulted in a charge to income of $1.1 million (net of income taxes of $732,000), or $0.05 per diluted share, which has been included in income for the twelve months ended January 31, 2001. For the twelve months ended January 31, 2001, SeaChange recognized $1.5 million in revenue that is included in the cumulative effect adjustment as of February 1, 2000. During the twelve months ended January 31, 2001, SeaChange changed its standard payment terms such that no portion of the sales price is due upon installation. The results for the first three quarters of twelve months ended January 31, 2001 have been restated to conform with SAB 101. The pro forma results for prior periods presented in the consolidated statement of operations were calculated assuming the accounting change was made retroactively to all prior periods presented.

                         SEACHANGE INTERNATIONAL, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)


4. Consolidated Balance Sheet Detail


     Inventories consist of the following:

                                                December 31,            January 31,
                                                -----------     ---------------------------
                                                   1999             2000           2001
                                                -----------     -----------     -----------
      Components and assemblies............     $14,739,000     $17,602,000     $18,695,000
      Finished products....................       2,389,000       2,487,000       6,212,000
                                                -----------     -----------     -----------
                                                $17,128,000     $20,089,000     $24,907,000
                                                ===========     ===========     ===========

 Property and equipment consist of the following:

                                                         Estimated
                                                        -----------
                                                        useful life         December 31,                 January 31,
                                                        -----------         ------------       --------------------------------
                                                          (years)               1999                 2000               2001
                                                          -------           ------------       ----------------     -----------
      Land.............................................                      $         -          $         -     $   283,000
      Buildings........................................         20                     -                    -       1,201,000
      Office furniture and equipment...................          5             1,645,000            2,268,000       2,454,000
      Computer and demonstration equipment.............          3            12,213,000           11,752,000      17,317,000
      Deployed assets .................................        3-7             4,065,000            4,209,000       5,413,000
      Service and spare components.....................          5             2,584,000            2,584,000       2,951,000
      Leasehold improvements...........................        1-7             1,096,000            1,065,000       1,676,000
      Automobiles......................................          5                56,000               56,000         101,000
                                                                             -----------          -----------     -----------
                                                                              21,659,000           21,934,000      31,396,000
      Less--Accumulated depreciation and
       amortization....................................                       11,121,000           11,442,000      15,510,000
                                                                             -----------          -----------     -----------
                                                                             $10,538,000          $10,492,000     $15,886,000
                                                                             ===========          ===========     ===========

     Depreciation expense was $3,857,000, $3,806,000, $319,000, and $4,345,000 for the years ended December 31, 1998 and 1999, for the month ended January 31, 2000, and the year ended January 31, 2001, respectively.

     Accrued expenses consist of the following:

                                               December 31,          January 31,
                                               ------------  --------------------------
                                                   1999          2000           2001
                                               ------------  ------------    ----------
      Accrued software license fees ........     $1,565,000    $1,565,000    $  157,000
      Accrued sales and use taxes...........        647,000            --       581,000
      Other accrued expenses................      1,287,000     1,211,000     1,078,000
                                                 ----------    ----------    ----------
                                                 $3,499,000    $2,776,000    $1,816,000
                                                 ==========    ==========    ==========

5. Segment Information

     SeaChange has three reportable segments: broadband systems, broadcast systems and services. The broadband systems segment provides products to digitally manage, store and distribute digital video for television operators and telecommunications companies. The broadcast systems segment provides products for the storage, archival, on-air playback of advertising and other video programming for the broadcast television industry. The service segment provides installation, training, product maintenance and technical support for all of the above systems and content which is distributed by the broadband product segment. SeaChange does not measure the assets allocated to the segments. SeaChange measures results of the segments based on the respective gross profits. There were no inter-segment sales or transfers. Long-lived assets are principally located in the United States. SeaChange has changed its reportable segments from the prior year and has reclassed prior period amounts to conform to these current segments. The following summarizes the revenues and cost of revenues by reportable segment:

                         SEACHANGE INTERNATIONAL, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

                                                                       One month ended      Year  ended    One month ended
                                                                       ---------------      -----------    ---------------
                                         Year ended December 31,         January 31,        January 31,      January 31,
                                        ----------------------------     -----------        -----------      ----------
                                           1998             1999            2000                2001            1999
                                        -----------      -----------     -----------        -----------      ----------
                                                                                                             (unaudited)
Revenues
      Broadband.............            $53,810,000      $51,664,000         $  190,000       $54,412,000      $  467,000
      Broadcast.............              4,223,000       16,793,000             36,000        20,574,000         230,000
      Services..............             14,891,000       16,764,000          1,484,000        23,482,000       1,211,000
                                        -----------      -----------         ----------       -----------      ----------
                                        $72,924,000      $85,221,000         $1,710,000       $98,468,000      $1,908,000
                                        ===========      ===========         ==========       ===========      ==========
Costs of revenues
      Broadband..............           $33,352,000      $29,702,000         $  503,000       $28,481,000      $  463,000
      Broadcast..............             2,420,000        9,187,000            130,000        11,447,000         207,000
      Services...............            13,611,000       14,962,000          1,445,000        18,798,000       1,049,000
                                        -----------      -----------         ----------       -----------      ----------
                                        $49,383,000      $53,851,000         $2,078,000       $58,726,000      $1,719,000
                                        ===========      ===========         ==========       ===========      ==========

     The following summarizes revenues by geographic locations:

                                                                       One month ended      Year  ended    One month ended
                                                                       ---------------      -----------    ---------------
                                         Year ended December 31,         January 31,        January 31,      January 31,
                                        ----------------------------     -----------        -----------      ----------
                                           1998             1999             2000               2001             1999
                                        -----------      -----------     -----------        -----------      ----------
Revenues                                                                                                     (unaudited)
      United States.................    $63,497,000      $65,730,000         $1,398,000       $78,025,000     $1,185,000
      Canada and South America......        691,000        5,371,000             44,000         4,161,000        626,000
      Europe........................      4,272,000        9,777,000            234,000         8,827,000         19,000
      Rest of world.................      4,464,000        4,343,000             34,000         7,455,000         78,000
                                        -----------      -----------         ----------       -----------     ----------
                                        $72,924,000      $85,221,000         $1,710,000       $98,468,000     $1,908,000
                                        ===========      ===========         ==========       ===========     ==========

      For the years ended December 31, 1998 and 1999, the one month ended January 31, 2000, and the year ended January 31, 2001, certain customers accounted for more than 10% of SeaChange's revenues. Individual customers accounted for 24% and 15% in 1998; 15% and 10% in 1999; 16% and 11% in the one month ended January 31, 2000; and 12% and 10% in twelve months ended January 31, 2001. The following summarizes revenues by significant customer:

                                                                          One month ended       Year  ended
                                                                          ---------------     ---------------
                                         Year ended December 31,            January 31,         January 31,
                                         -----------------------            -----------         -------------
                                          1998              1999                2000               2001
                                      -----------        ----------         -----------         ----------
      Customer A..............              24%               15%                16%                 --
      Customer B..............              15%               10%                11%                 12%
      Customer C..............              --                --                 --                  10%

6.   ACQUISITION AND RESTRUCTURING OF OPERATIONS

 Acquisition

      On December 30, 1999, SeaChange acquired all of the authorized and outstanding common stock of Digital Video Arts, Ltd. in exchange for 330,000 shares of SeaChange's common stock using an exchange ratio of 0.033 of one share of SeaChange's common stock for each share of Digital Video Arts. The acquisition was accounted for as a pooling of interests. Digital Video Arts is a developer of custom software products specializing in digital video and interactive television. As a result of the acquisition, Digital Video Arts became a wholly-owned subsidiary of SeaChange. Total revenues of $85.2 million for the year ended December 31, 1999 consisted of $84.2 million of SeaChange's revenues and $1.0 million of Digital Video Arts' revenues. Net income of $497,000 for the same period consisted of SeaChange's net income of $1.1 million and Digital Video Arts' net loss of $592,000. Included in net income were acquisition costs of $684,000 consisting primarily of professional service fees. All intercompany transactions were eliminated in consolidation. Due to the acquisition, Digital Video Arts' previously unrecognized tax benefits of operating loss carryforwards were recognized by the combined Company in the applicable period. The

                          SEACHANGE INTERNATIONAL, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

accompanying consolidated financial statements for all the periods presented have been restated to include the results of operations, financial position and cash flows of Digital Video Arts.

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

7.   Lines of Credit and Long-Term Bank Debt

           SeaChange had a $6.0 million revolving line of credit and a $5.0 million equipment line of credit with a bank. This revolving line of credit expired in March 2000 and SeaChange's ability to make purchases under the equipment line of credit expired in March 2000. In July 2000, SeaChange renewed its revolving line of credit and equipment line of credit with a bank. The revolving line of credit was extended until March 2001 and borrowings under the facility increased to $7.5 million. The equipment line of credit was extended to provide SeaChange additional equipment financing of $4.0 million through March 2001. In addition, SeaChange entered into a $3.0 million line of credit facility with the Export-Import Bank of the United States ("EXIM") which allows SeaChange to borrow money based upon eligible foreign customer account balances. The ability to borrow funds by SeaChange under this facility also expired in March 2001. SeaChange is currently in the process of negotiating the renewal of all the lines of credit. Borrowings under all the lines of credit are collateralized by substantially all of SeaChange's assets. Loans made under the revolving line of credit would generally bear interest at a rate per annum equal to the LIBOR rate plus 2% (9.05% at January 31, 2001). Loans under the EXIM line of credit bear interest at a rate per annum equal to the prime rate (9.5% at January 31, 2001). Loans made under the equipment line of credit bear interest at a rate per annum equal to the bank's base rate plus 1.0% (10.5% at January 31, 2001). The loan agreement relating to the lines of credit requires that SeaChange provide the bank with certain periodic financial reports and comply with certain financial ratios including the maintenance of total liabilities, excluding deferred revenue, to net worth ratio of at least .80 to 1.0. At January 31, 2001, SeaChange was not in compliance with certain financial covenants of the loan agreement for all the lines of credit. Subsequent to year-end, SeaChange received a waiver of non-compliance from the bank. As of January 31, 2001, there were $4.0 million in borrowings against the revolving line of credit and borrowings outstanding under the equipment line of credit were $4.9 million. There were no borrowings outstanding under the EXIM line of credit at January 31, 2001.

           In October 2000, SeaChange entered into an agreement with a bank to finance $1.2 million of the construction costs related to the purchase and renovation of a manufacturing mill in New Hampshire that SeaChange previously purchased in February 2000. During the construction period, interest is accrued and payable at a per annum rate of 8.875%. Upon occupancy of the building, the loan converted into two promissory notes whereby SeaChange will pay principal and interest based upon a fixed interest rate per annum over a five and ten year period, respectively (8.875% at January 31, 2001). Borrowings under the loan are secured by the land and buildings of the renovated mill. The loan agreement requires that SeaChange provide the bank with certain periodic financial reports and comply with certain financial ratios. At January 31, 2001, SeaChange were in compliance with all covenants. As of January 31, 2001, borrowings outstanding under the loan were $1.2 million.

           Principal payments under the lines of credit and the construction loan are payable over the next five years as follows:

                                                       Payments
                                                       ---------
            Year ended January 31, 2002...........     $6,329,000
                 2003.............................      2,074,000
                 2004.............................        938,000
                 2005.............................        186,000
                 2006.............................        203,000
                 Thereafter.......................        349,000
                                                          -------

            Total.................................    $10,079,000
                                                      ===========

                         SEACHANGE INTERNATIONAL, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)



8. INCOME TAXES

     The components of income (loss) before income taxes are as follows:

                                                          Month ended     Year ended
                             Year ended December 31,      January 31,     January 31,
                             -----------------------      -----------     -----------
                                1998          1999           2000             2001
                            -----------     --------      -----------     -----------
      Domestic.........     $(7,361,000)    $331,000      $(3,614,000)    $(2,704,000)
      Foreign..........              --      151,000               --       2,107,000
                            -----------     --------      -----------     -----------
                            $(7,361,000)    $482,000      $(3,614,000)    $  (597,000)
                            ===========     ========      ===========     ===========

      The components of the provision (benefit) for income taxes are as follows:

                                                                              Month ended        Year ended
                                                                            --------------      ------------
                                               Year ended December 31,        January 31,        January 31,
                                               -----------------------      --------------      ------------
                                                  1998            1999           2000               2001
                                              -----------       ---------    -----------         ----------
      Current provision (benefit):
         Federal........................      $(1,913,000)      $ 532,000       $     --         $     --
         State..........................               --         354,000             --               --
         Foreign........................               --          56,000             --               --
                                              --------------------------------------------------------------
                                               (1,913,000)        942,000             --               --
                                              --------------------------------------------------------------
      Deferred benefit:
         Federal........................         (124,000)       (586,000)        (889,000)         (538,000)
         State..........................         (752,000)       (371,000)        (267,000)          (86,000)
         Foreign........................               --              --               --           (66,000)
                                              --------------------------------------------------------------
                                                 (876,000)       (957,000)      (1,156,000)         (690,000)
                                              --------------------------------------------------------------
                                              $(2,789,000)      $ (15,000)     $(1,156,000)        $(690,000)
                                              ==============================================================

 The components of deferred income taxes are as follows:

                                                                               December 31,      January 31,    January 31,
                                                                               --------------   ------------    ------------
                                                                                    1999            2000             2001
                                                                               -------------    -----------    -----------
      Deferred tax assets:
       Inventories........................................................       $ 1,282,000     $ 1,133,000     $ 1,396,000
       Allowance for doubtful accounts....................................           405,000         366,000         207,000
       Deferred revenue...................................................           115,000              --              --
       Software...........................................................           107,000         106,000          97,000
       Accrued expenses...................................................           135,000         335,000           8,000
       Property and equipment.............................................           104,000         200,000          57,000
       Research and development credit carryforwards......................           198,000         268,000       1,358,000
       Federal net operating loss carryforwards...........................                --       1,339,000       3,769,000
       State net operating loss carryforwards.............................           554,000         573,000         717,000
       Foreign net operating loss carryforwards...........................                --              --          66,000
       Acquired net operating loss carryforwards and basis
        differences.......................................................         3,361,000       3,361,000       3,361,000
                                                                                 -----------     -----------     -----------
                                                                                   6,261,000       7,681,000      11,036,000
       Valuation allowance................................................        (3,361,000)     (3,361,000)     (3,361,000)
                                                                                 -----------     -----------     -----------
          Total deferred tax assets.......................................         2,900,000       4,320,000       7,675,000
                                                                                 -----------     -----------     -----------
      Deferred tax liabilities:
       Property and equipment.............................................                --              --              --
       Deferred Revenue...................................................                --         246,000              --
                                                                                 -----------     -----------     -----------
          Total deferred tax liabilities..................................                --         246,000              --
                                                                                 -----------     -----------     -----------
      Net deferred income taxes...........................................       $ 2,900,000     $ 4,074,000     $ 7,675,000
                                                                                 ===========     ===========     ===========

                         SEACHANGE INTERNATIONAL, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


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

     The valuation allowance of $3,361,000 at December 31, 1999, January 31, 2000 and January 31, 2001 relates to net operating loss carryforwards and tax basis differences acquired in SeaChange's purchase of SC Asia. These acquired deferred tax assets may only be utilized to offset future taxable income attributable to SC Asia. In addition, the recognition of these deferred tax assets are subject to Internal Revenue Code change in ownership rules which may limit the amount that can be utilized to offset future taxable income. SeaChange believes that the valuation allowance is appropriate given the weight of objective evidence, including the historical operating results of IPC. Any tax benefits subsequently recognized related to these assets will first reduce the remaining balance in goodwill and then other acquired intangible assets.

     Although realizability is not assured, based on the weight of available evidence, SeaChange believes it is more likely than not that all remaining deferred tax assets will be realized. The amount of the deferred tax asset considered realizable is subject to change based on future events, including generating taxable income in future periods. SeaChange will continue to assess the need for the valuation allowance at each balance sheet date based on all available evidence. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if SeaChange does not generate sufficient taxable income in future periods.

     In accordance with APB 23, SeaChange does not provide for U.S. federal income taxes on the earnings of its non-U.S. subsidiaries, as it is management's plan to permanently reinvest in operations outside the U.S. At January 31, 2001, undistributed earnings of approximately $163,000 are considered by SeaChange to be permanently invested in certain foreign subsidiaries. The amount of tax that would be owed if the profits were distributed is $56,000.

     At January 31, 2001, SeaChange had federal and state net operating loss carryforwards of approximately $10,341,000 and $15,467,000, respectively, which expire at various dates through 2021. Of these amounts, $4,030,000 and $4,030,000, respectively, relate to deductions for disqualifying dispositions of incentive stock options that will be credited to paid-in capital, when realized.

     At January 31, 2001, SeaChange had federal and state research and development tax credit carryforwards of approximately $1,098,000 and $359,000, respectively, which expire at various dates through 2016. Of these amounts, $38,000 and $0, respectively, relate to qualified wage expenses incurred as a result of disqualifying dispositions of incentive stock options by employees that will be credited to paid-in capital, when realized.

  The income tax provision (benefit) computed using the federal statutory income tax rate differs from SeaChange's effective tax rate primarily due to the following:

                                                                                                 Month Ended      Year Ended
                                                                                                 -----------     ------------
                                                                       Year Ended December 31     January 31,     January 31,
                                                                       ----------------------     -----------     -----------
                                                                         1998           1999          2000           2001
                                                                        ------         ------        ------         -----
Statutory U.S. federal tax rate...................................... $(2,552,000)   $ 164,000    $(1,239,000)    $(203,000)
   State taxes after state tax credits, net of federal tax benefits..    (496,000)     (12,000)      (176,000)      (28,000)
   Other.............................................................     355,000       98,000        278,000       (93,000)
   Research and development tax credits..............................    (316,000)    (446,000)       (25,000)     (443,000)
   Non-deductible acquisition costs..................................          --      233,000             --            --
Acquired net operating losses........................................          --     (192,000)            --            --
   Nondeductible expenses, including write-off of acquired
     in-process research and development in 1997.....................     220,000      140,000          6,000        77,000
                                                                      -----------------------------------------------------
                                                                      $(2,789,000)   $ (15,000)   $(1,156,000)    $(690,000)
                                                                      ======================================================

     SeaChange's effective tax benefit rate was 38% and 3% in the year ended December 31, 1998 and 1999, respectively, 32% in the month ended January 31, 2000 and 116% in the year ended January 31, 2001. In the second quarter of 1999, the separate return limitation year (SRLY) regulations were finalized to allow for the use of acquired net operating loss carryforwards where an ownership change and an acquisition has taken place within a six month period. As a result of SeaChange's acquisition of Digital Video Arts, SeaChange recorded a tax benefit of $192,000 in the second quarter of 1999 related to the use of Digital Video Arts net operating loss carryforwards. In the fourth quarter of 1999, the federal research and development tax credit was retroactively extended through June 30, 2004. As a result, SeaChange recorded a tax benefit of $446,000 in the fourth quarter of 1999 related to the utilization of these tax credits.

                          SEACHANGE INTERNATIONAL, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

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

 10.  Common Stock

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

In addition to the ability to use the technology owned by Microsoft and licensed to SeaChange pursuant to the licensing and development agreement, Microsoft purchased 277,162 shares of SeaChange's common stock for $10 million. In addition, under the terms of the agreement, Microsoft may purchase approximately $10 million of additional shares of SeaChange's common stock upon the satisfaction of certain commercial milestones. The initial shares purchased for $10 million was completed by SeaChange and Microsoft on May 23, 2000.

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

Treasury Stock

           In 1999, SeaChange repurchased and retired 47,250 shares of its common stock from employees of SeaChange. All of the shares were held for more than six months from the time the shares became vested. Accordingly, no compensation expense was recorded for the difference between the repurchase price and the original purchase price paid by the stockholder.

   Reserved Shares

           At January 31, 2001, SeaChange had 3,982,183 shares of common stock reserved for issuance upon the exercise of common stock options and the purchase of stock under the Employee Stock Purchase Plan.

 11.  Stock Plans

   Employee Stock Purchase Plan

           In September 1996, SeaChange's Board of Directors adopted and the stockholders approved an employee stock purchase plan (the "Stock Purchase Plan"), effective January 1, 1997, which provides for the issuance of a maximum of 450,000 shares of common stock to participating employees who meet eligibility requirements. Employees who would immediately after the grant own 5% or more of the total combined voting power or value of SeaChange's stock and directors who are not employees of SeaChange may not participate in the Stock Purchase Plan. The purchase price of the stock is 85% of the lesser of the average market price of the common stock on the first or last business day of each six-month plan period. During the year ended December 31, 1998, and 1999, the one month ended January 31, 2000 and the year ended January 31, 2001, 79,157, 87,014, --

                         SEACHANGE INTERNATIONAL, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

and 67,795 shares of common stock, respectively, were issued under the Stock Purchase Plan. As of January 31, 2001, 171,992 shares are available under the Stock Purchase Plan for issuance.

 1995 Stock Option Plan

     The Amended and Restated 1995 Stock Option Plan (the "1995 Stock Option Plan") provides for the grant of incentive stock options and nonqualified stock options for the purchase of up to an aggregate of 4,800,000 shares of SeaChange's common stock by officers, employees, consultants and directors of SeaChange. The Board of Directors is responsible for administration of the 1995 Stock Option Plan and determining the term of each option, option exercise price, number of shares for which each option is granted and the rate at which each option is exercisable. Options generally vest ratably over five years. SeaChange may not grant an employee incentive stock options with a fair value in excess of $100,000 that are initially exercisable during any one calendar year.

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

Director Stock Option Plan

     In June 1996, SeaChange's Board of Directors adopted and the stockholders approved a director stock option plan (the "Director Option Plan") which provides for the grant of options to full time directors of SeaChange to purchase a maximum of 45,000 shares of common stock under the Director Option Plan. Under the Director Option Plan, participating directors receive an option to purchase 5,062 shares of common stock per annum. Options granted under the Director Option Plan vest as to 33 1/3% of the shares underlying the option immediately upon the date of the grant, and vest as to an additional 8 1/3% of the shares underlying the option at the end of each of the next 8 quarters, provided that the optionee remains a director. Directors will also receive, on each three-year anniversary of such director's option grant date, an additional option to purchase 5,062 shares of common stock, provided that such director continues to serve on the Board of Directors. All options granted under the Director Option Plan have an exercise price equal to the fair value of the common stock on the date of grant and a term of ten years from the date of grant.

  Transactions under the 1995 Stock Option Plan and the Director Option Plan during the years ended December 31, 1998 and 1999, the one month ended January 31, 2000 and the year ended January 31, 2001 are summarized as follows:

                                             Year ended December 31,             Month ended January 31,   Year ended January 31,
                                          -----------------------------          -----------------------  ------------------------
                                           1998                   1999                    2000                       2001
                                          ------                 ------                  ------                     ------
                                                  Weighted              Weighted               Weighted                   Weighted
                                                  --------              --------               --------                   --------
                                                   average               average                average                    average
                                                  --------              --------               --------                   --------
                                                  exercise              exercise                exercise                  exercise
                                                  --------              --------                --------                  --------
                                         Shares     price      Shares     price       Shares      price       Shares        price
                                        ---------   ------  ----------   -------     ---------    ------     ---------     -------
Outstanding at beginning of period..    1,714,586   $7.60    2,113,824    $ 5.34     2,040,053    $ 7.79     2,054,539      $ 8.29
Granted.............................    1,334,594    4.95      524,739     14.76        35,400     35.50     2,006,977       26.82
Exercised...........................     (135,790)   3.71     (310,753)     3.94       (14,330)     4.28      (392,669)       4.57
Cancelled...........................     (799,566)   9.99     (287,757)     6.00        (6,584)     6.61      (203,883)      19.57
                                        =========           ==========               =========               =========
Outstanding at period end...........    2,113,824   $5.34    2,040,053    $ 7.79     2,054,539    $ 8.29     3,464,964      $18.80
                                        =========           ==========               =========               =========
Options exercisable at period end...      473,465              594,265                 625,387                 834,024
Weighted average fair value of
 options granted during the period..                $3.54                 $ 7.11                  $26.57                    $22.36

                         SEACHANGE INTERNATIONAL, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


  The following table summarizes information about employee and director stock options outstanding at January 31, 2000 and January 31, 2001:

                                       Options outstanding at January 31, 2000        Options outstanding at January 31, 2001
                                     -------------------------------------------  ------------------------------------------------
                                                    Weighted                                   Weighted average
                                                    --------                                   ----------------
                                                     average                                      remaining
                                                     -------                                      ---------
                                                    remaining    Weighted average    Number    contractual life    Weighted average
                                                    ---------    ----------------    ------    ----------------    ----------------
                                        Number     contractual    exercise price  outstanding       (years)         exercise price
                                        ------     -----------    --------------  -----------       -------         --------------
                                     outstanding      life
                                     -----------      ----
                                                    (years)
                                                     -----
      Range of exercise prices
         $0.33 to  0.82...........       142,580         3.48             $ 0.75       34,496              4.68             $ 0.70
          2.80 to  4.00...........       540,831         8.51               3.87      393,814              7.72               3.95
          4.45 to  6.25...........       697,412         8.01               5.48      543,049              7.02               5.47
          6.58 to 10.00...........       285,505         8.50               7.47      237,247              7.59               7.49
         10.33 to 14.33...........       143,677         9.17              11.55      128,271              8.24              11.46
         19.17 to 23.31...........        74,138         6.73              19.46    1,017,361              9.60              23.08
         26.75 to 39.13...........       170,396         9.91              33.92    1,110,726              9.22              30.49
                                       ---------         ----             ------    ---------              ----             ------
                                       2,054,539         8.09             $ 8.29    3,464,964              8.62             $18.80
                                       =========         ====             ======    =========              ====             ======


                                                 Options exercisable at                   Options exercisable at
                                                -----------------------                  -----------------------
                                                    January 31, 2000                         January 31, 2001
                                                    ----------------                         ----------------
                                               Number         Weighted average         Number         Weighted average
                                               ------         ----------------         ------         ----------------
                                            exercisable        exercise price       exercisable        exercise price
                                            -----------        --------------       -----------        --------------
      Range of exercise prices
         $0.33 to  0.82................       117,781              $ 0.76              34,496              $ 0.70
          2.80 to  4.00................       152,791                3.72             143,364                3.87
          4.45 to  6.25................       250,966                5.41             288,960                5.41
          6.58 to 10.00................        48,899                7.64              97,122                7.54
         10.33 to 14.33................        12,812               12.91              41,847               11.63
         19.17 to 23.31................        42,138               19.33              39,343               19.47
         26.75 to 39.13................            --                  --             188,892               30.68
                                              -------              ------             -------              ------
                                              625,387              $ 5.39             834,024              $11.90
                                              =======              ======             =======              ======

 Fair Value Disclosures


     SeaChange applies APB 25 in accounting for employee stock awards. Compensation expense associated with equity awards of $47,000 has been recorded for the year ended December 31, 1998. Had compensation expense for SeaChange's employee stock plans been determined based on the fair value at the grant dates, as prescribed in SFAS 123, SeaChange's net income (loss) and earnings (loss) per share would have been as follows:


                                              Year ended December 31,         Month ended January 31,        Year ended January 31,
                                              ------------------------       -------------------------      -----------------------
                                                    1998           1999                2000                         2001
                                                 ----------       --------         -----------                   -----------
      Net income (loss)
         As reported.......................      $(4,572,000)      $497,000         $(2,458,000)                 $ (1,007,000)
         Pro forma.........................      $(6,456,000)      $122,000         $(2,703,000)                 $(14,825,000)
      Basic earnings (loss) per share
         As reported.......................      $     (0.24)      $   0.02         $     (0.12)                 $      (0.05)
         Pro forma.........................      $     (0.34)      $   0.01         $     (0.13)                 $      (0.68)
      Diluted earnings (loss) per share
         As reported.......................      $     (0.24)      $   0.02         $     (0.12)                 $      (0.05)
         Pro forma.........................      $     (0.34)      $   0.01         $     (0.13)                 $      (0.68)

                          SEACHANGE INTERNATIONAL, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

The fair value of each option granted was estimated on the date of grant assuming a weighted average volatility factor of 67% for the year ended December 31, 1998, 46% for the year ended December 31, 1999, and 100% for the month ended January 31, 2000 and twelve months ended January 31, 2001. Additional weighted average assumptions used for grants during the years ended December 31, 1998 and 1999, the one month ended January 31, 2000 and the year ended January 31, 2001 included: dividend yield of 0.0% for all periods; risk-free interest rates of 6.00% for options granted during the year ended December 31, 1998, 5.54% for options granted during the year ended December 31, 1999 and the one month ended January 31, 2000 and 4.94% for option granted the year ended January 31, 2001; and an expected option term of 5 years for all periods.

           Because additional option grants are expected to be made each year and options vest over several years, the above pro forma disclosures are not representative of pro forma effects of reported net income for future years.

   Stock Option Repricing

           On January 23, 1998, the Compensation and Option Committee of the Board of Directors of SeaChange ("Committee") determined that, because certain stock options held by employees of SeaChange had an exercise price significantly higher than the fair market value of SeaChange's common stock, such stock options were not providing the desired long-term incentive to employees. Accordingly, the Committee granted those employees whose options were between $10.00 and $16.42 per share an opportunity to cancel their existing options for new options on a 1-for-1 basis, with a new five-year vesting schedule beginning on January 23, 1998. Employees whose options were above $16.42 were offered an opportunity to cancel their existing options for new options on a 2-for-3 basis, with no change in their original vesting schedule. As a result of this stock option repricing, new options were granted to purchase 319,169 shares of common stock and the average exercise price of such options was reduced from $14.79 per share to $5.50 per share, the fair market value of SeaChange's common stock at the close of the market on January 22, 1998. With the exception of one executive officer, SeaChange's directors and executive officers were not eligible to participate in this stock option repricing. During the execution of the stock option repricing plan, SeaChange's stock price was below $5.50 per share and, therefore, no compensation charge was recorded as a result of the stock option repricing.

12.   Commitments and Contingencies

           SeaChange leases its operating facilities and certain office equipment under non-cancelable capital and operating leases, which expire at various dates through 2007. Rental expense under operating leases was approximately $1,341,000, $1,681,000, $167,000, and $2,307,000 for the years ended December 31, 1998 and 1999, the month ended January 31, 2000, and the year ended January 31, 2001, respectively. Future commitments under minimum lease payments as of January 31, 2001 are as follows:


                                                        Capital   Operating
                                                       --------   ----------
            Year ended January 31, 2002...........     $221,000   $1,638,000
                 2003.............................      145,000    1,334,000
                 2004.............................       60,000      871,000
                 2005.............................           --      861,000
                 2006.............................           --      295,000
            Thereafter............................           --      327,000
                                                     ----------      -------
            Minimum lease payments................      426,000   $5,326,000
                                                                  ==========
            Less: Amount representing interest....       39,000
                                                     ----------
                                                       $387,000
                                                     ==========

           SeaChange had non-cancelable purchase commitments for inventories of approximately $5,400,000 at January 31, 2001.

           On March 17, 2000, Beam Laser Systems, Inc. and Frank L. Beam instituted a claim (Civil Action No. 2:00-CV-195) in the federal courts in the Eastern District of Virginia against one of our customers, Cox Communications, Inc. This claim was later amended by Beam Laser on June 16, 2000 to also include two related companies of Cox Communications: CableRep, Inc. and CoxCom, Inc. Beam Laser has asserted that the ad insertion technology, which includes our spot ad insertion system, used by Cox Communications, CableRep and CoxCom infringes two of the patents held by Beam Laser (Patents No. 4,814,883 and 5,200,825). Beam Laser is seeking both an injunction and monetary damages from the defendants in that case. The defendants

                          SEACHANGE INTERNATIONAL, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

have made a counterclaim against Beam Laser seeking a declaration of non-infringement, invalidity and unenforceability of the two patents held by Beam Laser that are at question. On May 19, 2000, we filed a motion seeking to intervene in the action between our customer and Beam Laser, and to transfer the case to the District Court of Massachusetts. On June 23, 2000, the court granted our intervention motion and deferred ruling on the issue of transfer. Also on June 23, 2000, we filed our intervenor complaint in the Virginia action seeking, among other things, a declaratory judgment of non-infringement, invalidity and unenforceability regarding the two patents of Beam Laser that are at question. In addition, we have agreed to indemnify our customer for claims brought against the customer that are related to the customer's use of our products. On October 23, 2000, the court denied our motion to transfer. On November 29, 2000, Beam Laser filed a motion to amend its pleading to add claims against us seeking equitable relief, a finding of willful or contributory infringement, and attorneys' fees. On January 26, 2001, the magistrate denied Beam Laser's motion to amend. Beam Laser has filed an objection to this denial, and on March 16, 2001, the court allowed Beam's motion to amend the complaint, to add charges of infringement against SeaChange, but not allowing any claims for damages or willful infringement. In addition, on April 20, 2001, the court denied a motion for summary judgement of laches, stating it will schedule an evidentiary hearing. This dispute has no scheduled trial date, though one is expected this year.

           On June 13, 2000, we filed in the United States District Court for the District of Delaware a lawsuit against one of our competitors, nCube Corp., whereby we alleged that nCube's MediaCube-4 product infringed a patent held by us (Patent No. 5,862,312). In instituting the claim, we sought both a permanent injunction and damages in an unspecified amount. nCube made a counterclaim against us that the patent held by us was invalid and that nCube's MediaCube-4 product did not infringe our patent. On September 6, 2000, nCube conceded, based on the District Court's prior claim construction ruling, that its MediaCube-4 product infringed our patent. On September 25, 2000 the court upheld the validity of our patent. nCube has filed motions challenging both the jury's verdict and the District Court's claim construction ruling. The District Court has yet to rule on nCube's motions. At this time we are awaiting the court's decision regarding a permanent injunction. Damages will be determined in future proceedings.

           On January 8, 2001, nCube Corp. filed a complaint against us in the United States District Court for the District of Delaware alleging that our use of our Media Cluster, Media Express and Media Server technology each infringe a patent held by nCube (Patent No. 5,805,804). In instituting the claim, nCube has sought both an injunction and monetary damages in an unspecified amount. We responded on January 26, 2001, denying that the claim of infringement. We also asserted a counterclaim seeking a declaration from the District court that U.S. Patent No. 5,805,804 is invalid and not infringed.

           On June 14, 1999, we filed a defamation complaint against Jeffrey Putterman, Lathrop Investment Management, Inc. and Concurrent Computer Corporation in the Circuit Court of Pulaski County, Arkansas alleging that the defendants conspired to injure our business and reputation in the marketplace. The complaint further alleges that Mr. Putterman and Lathrop Investment Management, Inc. defamed us through false postings on an Internet message board. The complaint seeks unspecified amounts of compensatory and punitive damages. On June 14, 2000, Concurrent filed a counterclaim under seal against us seeking unspecified damages. These motions are currently pending and no trial date has been set.

           We cannot be certain of the outcome of the foregoing litigation, but do plan to oppose allegations against us and assert our claims against other parties vigorously. In addition, as these claims are in the early stages of discovery and certain claims for damages are as yet unspecified, we are unable to estimate the impact to our business, financial condition, and results of operations or cash flows.

13.   Employee Benefit Plan

           SeaChange sponsors a 401(k) retirement savings plan (the "Plan"). Participation in the Plan is available to full-time employees who meet eligibility requirements. Eligible employees may contribute up to 15% of their annual salary, subject to certain limitations. SeaChange matches contributions up to 25% of the first 6% of compensation contributed by the employee to the Plan. During the years ended December 31, 1998 and 1999, the month ended January 31, 2000, and the year ended January 31, 2001, SeaChange contributed $189,000, $225,000, $19,000, and $286,000, respectively, to the Plan.

14.   Comcast Equity Investment and Video-on-Demand Purchase Agreements

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

                          SEACHANGE INTERNATIONAL, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

Comcast SC would receive a warrant to purchase 100,000 shares, exercisable at $21.445 per share, of SeaChange's common stock. This stock and warrant purchase agreement was terminated by SeaChange and Comcast SC on February 28, 2001. The terms and conditions of the video-on-demand purchase agreement have not been modified.

On February 28, 2001, SeaChange and Comcast SC signed and closed a new common stock and warrant purchase agreement on terms similar to the prior agreement. Under the terms of this new agreement, SeaChange sold in a private placement to Comcast SC for approximately $10,000,000 an aggregate of 756,144 shares of SeaChange's common stock and a warrant to purchase 100,000 shares of SeaChange's common stock with an exercise price of $13.225 per share. Under certain conditions determined upon the effectiveness of the registration of the shares, the number of common shares purchased and the number of common stock purchase warrants and related exercise price are subject to adjustment. An additional number of shares of common stock shall be issued to Comcast SC without any additional consideration as is equal to the difference between 756,144, the number of shares of common stock issued on February 28, 2001, and the number of shares obtained by dividing $10,000,000 by the lower of 1) 92% of the closing market price of SeaChange's common stock on the date of effectiveness of this registration statement, and 2) the average of the closing market price of SeaChange's common stock for the five trading days ending on the effective date of this registration statement, if either of such prices is lower than $13.225. The warrant agreement contains an adjustment mechanism such that the warrant is exercisable for an additional 25,000 shares of SeaChange's common stock if the registration statement has not been declared effective on or before March 31, 2001 and an additional 333.33 shares of SeaChange's common stock per day beginning on and including May 1, 2001 for each day up to and including the day the registration statement is declared effective. The warrant agreement also provides that the exercise price of the warrant will be reduced on the effective date of the registration statement to the lower of 1) 92% of the closing market price of SeaChange's common stock on the effective date of the registration statement, and 2) the average of the closing market prices of SeaChange's common stock for the five trading days ending on the date of effectiveness of the registration statement, if either of such prices is lower than $13.225, the exercise price as of the closing date.

SeaChange will determine the intrinsic value of the common stock purchase and will measure the fair value of the 100,000 common stock purchase warrants at the closing date and will record these amounts as contra-equity. Upon effectiveness of the registration statement, SeaChange will measure the fair value of the additional common shares issued, if any, and the incremental fair value of the common stock warrants, and will add those amounts to the amount of contra-equity initially recorded at the closing date. The contra-equity amount will be amortized in future periods as an offset to gross revenue in proportion to the revenue recognized from the sale of equipment with respect to the first one million subscribers Comcast has committed to under the video-on-demand purchase agreement. The fair value of the additional incentive common stock purchase warrants will also be recorded as an offset to gross revenue as the warrants are earned by Comcast, if any.

                                   Schedule II

                          SEACHANGE INTERNATIONAL, INC.
                  VALUATION OF QUALIFYING ACCOUNTS AND RESERVES


                                           Balance at   Charged to                              Balance at
                                           ----------   ----------                               ---------
                                          beginning of   costs and    Deductions                  end of
                                          ------------   ---------    ----------                  ------
                                             period     expenses     and write-offs    Other      period
                                             -------    ----------   --------------    ------     ------
Allowance for Doubtful Accounts:
     Year ended December 31, 1998........    $  559,000   $  497,000    $ (186,000)      $  --    $  870,000
     Year ended December 31, 1999........    $  870,000   $  225,000    $ (187,000)      $  --    $  908,000
     Month ended January 31, 2000........    $  908,000   $       --    $       --       $  --    $  908,000
     Year ended January 31, 2001.........    $  908,000   $  516,000    $ (682,000)      $  --    $  742,000
Inventory Valuation Allowance:
     Year ended December 31, 1998........    $1,504,000   $2,016,000    $ (919,000)      $  --    $2,601,000
     Year ended December 31, 1999........    $2,601,000   $  458,000    $ (395,000)      $  --    $2,664,000
     Month ended January 31, 2000........    $2,664,000   $   11,000    $       --       $  --    $2,675,000
     Year ended January 31, 2001.........    $2,675,000   $  823,000    $ (722,000)      $  --    $2,776,000