Form 10-K/A
period 1999-12-31
SEACHANGE INTERNATIONAL INC
filed 2001-05-03
CIK 1019671

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-K/A
                                 Amendment No.3


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

     SeaChange's products address a number of specific markets. Based on currently available industry sources and SeaChange's internal data, we believe the SeaChange SPOT System to be the leading system in the United States based on market share for the transmission of video content, known as a video insertion system, in the multichannel television market for digital advertisement and other short-form video. A majority of SeaChange's customers are major cable television operators and telecommunications companies in the United States. The SeaChange SPOT System product converts analog video forms such as advertisements and news updates to digital video forms. It stores them in local or remote storage devices, known as digital libraries, and inserts them automatically into television network streams. The SPOT System provides high accuracy relative to the volume of video being played and high video image quality, permits geographic and demographic specificity of advertisements and reduces operating costs. The SeaChange Advertising Management Software product operates in conjunction with the SeaChange SPOT System to automate and simplify complex sales, scheduling and billing processes for advertising for the multichannel television market.

     SeaChange has one existing movie product and two video-on-demand products for interactive television markets. SeaChange sells the SeaChange Movie System product which provides long-form video storage and delivery for the pay-per-view movie markets. The SeaChange GuestServe System product delivers video-on-demand and other guest services, internet access and personal computer games in a hotel environment for cable television and telecommunications companies. In addition, SeaChange has developed the SeaChange ITV System product to provide residential video-on-demand and other interactive services, including accessing movies and other programs, purchasing programs and retrieving Internet content through the television, for cable television operators and telecommunications companies. During 1998 and 1999, SeaChange entered into agreements with several cable companies, including Time-Warner, Inc., Rogers Cablesystems and Telewest Communications, to provide SeaChange's ITV System for demonstration and testing of their video-on-demand systems. SeaChange also has agreements with producers of digital set-top boxes to test and integrate their products with its ITV System. Examples of these agreements include its relationships with Scientific-Atlanta, Motorola and Sony Corporation whereby SeaChange developed integrated interactive television systems to ensure its video server systems interfaced with the set-top boxes to provide long form video content to the potential subscriber.

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

     SeaChange has experienced fluctuations in its systems revenues from quarter to quarter due to the timing of receipt of customer orders and the shipment of those orders. The factors that impact the timing of receipt of customer orders include among other factors: (1) customer obtaining authorized signatures on their purchase orders, (2) budgetary approvals within the customer's company for capital purchases and (3) the ability to process the purchase order within the customer's organization in a timely manner. Factors that may impact the shipment of customer's orders include: (1) the availability of material to produce the product, and (2) the time required to produce and test the system before delivery. Because the average sales price of a SeaChange system is high, the delay in the timing of receipt and shipment of any one customer order can result in quarterly fluctuations in SeaChange's revenue.

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

     Year Ended December 31, 1998 Compared to the Year Ended December 31, 1999

Revenues

     Systems. SeaChange's systems revenues consist of sales of its digital video insertion, movie, broadcast and interactive television system products. Systems revenues increased 18% from $58.0 million in 1998 to $68.5 million in 1999. Revenues from the digital advertising insertion segment or SPOT Systems, which accounted for 60.5% and 52.3% of total revenues in 1998 and 1999, respectively, increased slightly from $44.1 million in 1998 to $44.6 million in 1999. The most significant increase in systems revenues in 1999 compared to 1998 resulted primarily from the sale of broadcast systems, a product that was first introduced and sold by SeaChange in the second quarter of 1998. Broadcast segment revenues increased from $4.2 million, or 5.8% of total revenues, in 1998 to $16.8 million, or 19.7% of total revenues, in 1999. In addition, during the third quarter of 1999, SeaChange sold its first interactive television systems which are used by cable operators and telecommunications companies to provide movie and other interactive services directly to the home of the cable subscriber. Revenues from the interactive television segment were $500,000 in 1999. These increases in systems revenues were offset in part by a $3.1 million decrease in systems revenues from the movies segment which was due to the timing of receiving a relatively small number of orders with a high average value per order. SeaChange expects future revenue growth, if any, to come principally from its broadcast and interactive television segments as the market for digital video servers within the broadcast industry continues to expand and cable and telecommunications companies continue to offer new video-on-demand applications for their customers. As revenues from broadcast and interactive television segments increase, the digital advertising segment will become a smaller portion of total system revenues. However, SeaChange believes that there will be a continued demand for expansions to existing digital advertising insertion systems within the U.S. and growth potential for new interactive advertising systems in the future.

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

     Systems gross profit as a percentage of systems revenues were 38% and 43% in 1998 and 1999, respectively. Gross profit for the digital advertising insertion and the movies segments increased from 40% and 30% in 1998 to 43% and 38% in 1999, respectively, primarily as a result of continued reductions in manufacturing material and labor costs as a percentage of segment revenues. SeaChange was able to reduce manufacturing material costs principally through improved purchasing methods despite the continued trend towards the purchase of smaller scale digital advertising insertion systems and expansions to existing systems that have higher material content. Gross profit for the broadcast segment also improved from 43% in 1998 to 45% in 1999 as a result of higher revenues and lower material and labor manufacturing costs as a percentage of revenues. SeaChange does not know if the reductions in material and labor costs as a percentage of revenues for the advertising insertion segment will continue in the future. The gross profits in 1998 and 1999 were impacted by increases of approximately $2.0 million and $500,000, respectively, in its inventory valuation allowance. These increases were within the digital advertising insertion segment and were the result of new product introductions within this segment and the identification and anticipation of inventory write-downs of slower turning excess and obsolete materials. SeaChange does not anticipate a significant amount of inventory write-offs in the future because SeaChange has established inventory controls which provides for better inventory management during the transition period of new product introductions. Seachange evaluates inventory levels and expected usage on a periodic basis and provide a valuation allowance for estimated inactive, obsolete and surplus inventory.

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

Dated: May 3, 2001

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

Signature                                    Title                                             Date

*                                            President, Chief Executive Officer, Director      May 3, 2001
--------------------------------             and Chairman (Principal Executive Officer)
William C. Styslinger, III


/S/ WILLIAM L. FIEDLER                       Chief Financial Officer, Secretary, Treasurer     May 3, 2001
--------------------------------             and Vice President, Finance and Administration
William L. Fiedler                           (Principal Financial and Accounting Officer)


*                                            Director                                          May 3, 2001
--------------------------------
Martin R. Hoffmann

*                                            Director                                          May 3, 2001
--------------------------------
Carmine Vona

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