Form 10-Q/A
period 2000-07-31
SEACHANGE INTERNATIONAL INC
filed 2001-05-03
CIK 1019671

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                  FORM 10-Q/A
                                Amendment No. 2

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

In addition to the ability to use the technology owned by Microsoft and licensed to SeaChange pursuant to the licensing and development agreement Microsoft agreed pursuant to the terms of an investment term sheet, dated as of May 8, 2000, by and between SeaChange and Microsoft Corporation to purchase 277,162 shares of SeaChange's common stock for $10 million and to purchase approximately $10 million of additional shares of SeaChange's common stock at 8% below the average closing price of SeaChange's common stock over the ten trading days ending one trading day prior to the date of the relevant commercial milestones. The initial share purchase for $10 million was completed by SeaChange and Microsoft on May 23, 2000.

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

       Exhibit 10.4 Registration Rights Agreement, dated as of May 23, 2000, by and between SeaChange International, Inc. and Microsoft Corporation

      *Exhibit 10.5 License and Development Agreement, dated as of May 8, 2000, by and between SeaChange International, Inc. and Microsoft Licensing, Inc.

      *Exhibit 10.6 Investment Term Sheet, dated as of May 8, 2000, by and between SeaChange International, Inc. and Microsoft Corporation

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