Form 10-Q/A
period 2000-10-31
SEACHANGE INTERNATIONAL INC
filed 2001-05-03
CIK 1019671

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

                         SEACHANGE INTERNATIONAL, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           (unaudited; in thousands, except share and per share data

In December 1999, the SEC issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." SAB 101 summarizes the SEC's view in applying generally accepted accounting principles to revenue recognition in financial statements. Historically, for some of SeaChange's sales transactions, a portion of the sales price, typically 25%, was not due until installation occurred. Under SAB 101 and the new accounting method adopted retroactive to February 1, 2000, SeaChange now defers the portion of the sales price not due until installation is complete. During the fourth quarter of the twelve months ended January 31, 2001, SeaChange implemented the SEC's SAB 101 guidelines, retroactive to the beginning of the year. This was reported as a cumulative effect of a change in accounting principle as of February 1, 2000. The cumulative effect of the change in accounting principle on prior years resulted in a charge to income of $1.1 million (net of income taxes of $732,000) or $0.05 per diluted share which has been included in income for the twelve months ended January 31, 2001. For the twelve months ended January 31, 2001, SeaChange recognized $1.5 million in revenue that is included in the cumulative effect adjustment as of February 1, 2000. During the twelve months ended January 31, 2001, SeaChange changed its standard payment terms such that no portion of the sales price is due upon installation.

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

On February 28, 2001, SeaChange signed and closed a new common stock and warrant purchase agreement on terms similar to the prior agreement. Under the terms of this new agreement, SeaChange sold in a private placement to Comcast SC for approximately $10,000,000 an aggregate of 756,144 shares of its common stock and a warrant to purchase 100,000 shares of its common stock with an exercise price of $13.225 per share. Under certain conditions determined upon the effectiveness of the registration of the shares, the number of common shares purchased and the number of common stock purchase warrants and related exercise price are subject to adjustment. An additional number of shares of common stock shall be issued to Comcast SC without any additional consideration as is equal to the difference between 756,144, the number of shares of common stock issued on February 28, 2001, and the number of shares obtained by dividing $10,000,000 by the lower of 1) 92% of the closing market price of SeaChange's common stock on the date of effectiveness of this registration statement, and 2) the average of the closing market price of SeaChange's common stock for the five trading days ending on the effective date of this registration statement, if either of such prices is lower than $13.225. The warrant agreement contains an adjustment mechanism such that the warrant is exercisable for an additional 25,000 shares of SeaChange's common stock if the registration statement has not been declared effective on or before March 31, 2001 and an additional 333.33 shares of SeaChange's common stock per day beginning on and including May 1, 2001 for each day up and including the day the registration statement is declared effective. The warrant agreement also provides that the exercise price of the warrant will be reduced on the effective date of the registration statement to the lower of
1) 92% of the closing market price of SeaChange's common stock on the effective date of the registration statement, and 2) the average of the closing market prices of SeaChange's common stock for the five trading days ending on the date of effectiveness of the registration statement if either of such prices is lower than $13.225, the exercise price as of the closing date.

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

*Exhibit 10.1: Video-on-Demand Purchase Agreement, dated as of December 1, 2000, by and between SeaChange and Comcast Cable Communications of Pennsylvania, Inc.

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