Form 10-Q/A
period 2000-07-31
SEACHANGE INTERNATIONAL INC
filed 2001-06-11
CIK 1019671

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                  FORM 10-Q/A
                                Amendment No. 3

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

       Exhibit 10.4 Registration Rights Agreement, dated as of May 23, 2000, by and between SeaChange International, Inc. and Microsoft Corporation

      *Exhibit 10.5 License and Development Agreement, dated as of May 8, 2000, by and between SeaChange International, Inc. and Microsoft Licensing, Inc.

      *Exhibit 10.6 Investment Term Sheet, dated as of May 8, 2000, by and between SeaChange International, Inc. and Microsoft Corporation

      *Confidential treatment requested as to certain portions of the document, which portions have been omitted and filed separately with the Securities and Exchange Commission.

(b)  Reports on Form 8-K

                                     None

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, SeaChange International, Inc. has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  June 11, 2001

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