Form 10-Q
period 2001-04-30
SEACHANGE INTERNATIONAL INC
filed 2001-06-14
CIK 1019671

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                   FORM 10-Q

                                  (Mark One)

             X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended April 30,2001

                                      OR

             __ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
             For the transition period from ________ to _________

                        Commission File Number: 0-21393

                         SEACHANGE INTERNATIONAL, INC.
            (Exact name of registrant as specified in its charter)

             Delaware                                    04-3197974
(State or other jurisdiction of                         (IRS Employer
 incorporation or organization)                      Identification No.)

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

YES __X___  NO _______

The number of shares outstanding of the registrant's Common Stock on June 8, 2001 was 22,932,250.

                         SEACHANGE INTERNATIONAL, INC.

                               Table of Contents

PART I.  FINANCIAL INFORMATION                                            Page
                                                                          ----
         Item 1.   Consolidated Financial Statements

         Consolidated Balance Sheet
          at April 30, 2001 and January 31, 2001......................       3

         Consolidated Statement of Operations
          Three months ended April 30, 2001 and April 30, 2000........       4

         Consolidated Statement of Cash Flows
          Three months ended April 30, 2001 and April 30, 2000........       5

         Notes to Consolidated Financial Statements...................     6-10

         Item 2. Management's Discussion and Analysis of
                 Financial Condition and Results of Operations........    11-15

         Item 3. Quantitative and Qualitative Disclosures About
                 Market Risk..........................................      15

PART II. OTHER INFORMATION

         Item 1. Legal Proceedings....................................      16

         Item 2. Changes in Securities and Use of Proceeds............      17

         Item 6. Exhibits and Reports on Form 8-K.....................      17

SIGNATURES............................................................      18

EXHIBIT INDEX.........................................................      19

                         SeaChange International, Inc.
                          Consolidated Balance Sheet
                   (in thousands, except share-related data)

ITEM I. Financial Statements

                                                          April 30,   January 31,
                                                            2001         2001
                                                          ---------    ---------
Assets
Current Assets
    Cash and cash equivalents ........................    $ 11,716     $  6,145
    Accounts receivable, net of allowance for doubtful
     accounts of $579 at April 31, 2001 and
     $742 at January 31, 2001 ........................      26,255       27,112
    Inventories ......................................      21,726       24,907
    Prepaid expenses and other current assets ........       2,961        2,671
    Deferred income taxes ............................       7,001        7,001
                                                          --------     --------

    Total current assets .............................      69,659       67,836

Property and equipment, net ..........................      18,295       15,886
Other assets .........................................       3,365        1,833
Goodwill and intangibles, net ........................       2,485        2,698
                                                          --------     --------
                                                          $ 93,804     $ 88,253
                                                          ========     ========

Liabilities and Stockholders' Equity
Current liabilities
    Line of credit ...................................    $  1,500     $  4,000
    Current portion of equipment line of credit
       and obligations under capital lease ...........       2,402        2,532
    Accounts payable .................................      14,256       17,332
    Accrued expenses .................................       2,157        1,816
    Customer deposits ................................       3,153        3,946
    Deferred revenue .................................      10,709        8,435
    Income taxes payable .............................         581          956
                                                          --------     --------
    Total current liabilities ........................      34,758       39,017
                                                          --------     --------

Long-term equipment line of credit and
    obligations under capital lease ..................       3,473        3,934
                                                          --------     --------

Commitments and contingencies (Note 9)

Stockholders' Equity
Common stock, $.01 par value; 100,000,000
    shares authorized; 22,814,791 and
    22,037,811 shares issued at April 30, 2001 and
    January 31, 2001, respectively ...................         228          221
Additional paid-in capital ...........................      61,852       50,157
Deferred equity discount (Note 10) ...................      (1,545)        --
Accumulated deficit ..................................      (4,723)      (4,905)
Accumulated other comprehensive loss .................        (239)        (171)
                                                          --------     --------
Total stockholders' equity ...........................      55,573       45,302
                                                          --------     --------
                                                          $ 93,804     $ 88,253
                                                          ========     ========

The accompanying notes are an integral part of these consolidated financial statements

                         SeaChange International, Inc.
                     Consolidated Statement of Operations
                     (in thousands, except per share data)


                                                          Three months ended
                                                          ------------------
                                                        April 30,    April 30,
                                                          2001         2000
                                                        --------    ----------
Revenues
  Systems ..........................................    $ 23,277     $ 16,836
  Services .........................................       6,879        5,468
                                                        --------     --------
                                                          30,156       22,304

Cost of revenues
  Systems ..........................................      13,476        9,366
  Services .........................................       5,220        4,232
                                                        --------     --------
                                                          18,696       13,598
                                                        --------     --------

Gross profit .......................................      11,460        8,706
                                                        --------     --------

Operating expenses
  Research and development .........................       5,584        4,353
  Selling and marketing ............................       3,606        2,490
  General and administrative .......................       1,838        1,503
                                                        --------     --------
                                                          11,028        8,346
                                                        --------     --------

Income from operations .............................         432          360
Interest income (expense),net ......................        (164)          25
                                                        --------     --------
  Income before income taxes .......................         268          385
Provision for income taxes .........................          86          122
                                                        --------     --------
Income before cumulative effect of change
in accounting principle ............................         182          263

Cumulative effect of change in accounting principle,
net of tax of $732 .................................        --         (1,100)
                                                        --------     --------
Net income (loss) ..................................    $    182     $   (837)
                                                        ========     ========

Basic and diluted earnings per share before
cumulative effect of change in accounting principle     $   0.01     $   0.01

Cumulative effect of change in accounting principle         --       $  (0.05)
                                                        --------     --------

Basic and diluted earnings (loss) per share ........    $   0.01     $  (0.04)
                                                        ========     ========

Weighted average common shares outstanding:
Basic ..............................................      22,555       21,390
                                                        ========     ========

Diluted ............................................      23,389       21,390
                                                        ========     ========

The accompanying notes are an integral part of these consolidated financial statements

                          SEACHANGE INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                            (unaudited, in thousands)

                                                                      For the three months ended
                                                                      --------------------------
                                                                       April 30,      April 30,
                                                                         2001           2000
                                                                       ---------     ----------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income (loss) .............................................     $    182      $   (837)
   Adjustments to reconcile net income (loss) to net cash
      provided by (used in) operating activities:
        Depreciation and amortization ............................        1,439         1,113
        Amortization of deferred equity discount .................          449          --
        Changes in assets and liabilities:
            Accounts receivable ..................................          857           314
            Inventories ..........................................        2,607        (2,501)
            Prepaid expenses and other assets ....................       (1,890)         (498)
            Accounts payable .....................................       (3,076)          137
            Accrued expenses .....................................           16          (876)
            Customer deposits ....................................         (793)         (141)
            Deferred revenue .....................................        2,274         2,006
            Income taxes payable .................................         (375)         (941)
                                                                       --------      --------
               Net cash provided by (used in) operating activities        1,690        (2,224)
                                                                       --------      --------


CASH FLOWS FROM INVESTING ACTIVITIES
   Purchases of property and equipment ...........................       (3,061)       (2,215)
                                                                       --------      --------
               Net cash used in investing activities .............       (3,061)       (2,215)
                                                                       --------      --------


CASH FLOWS FROM FINANCING ACTIVITIES
   Borrowings under equipment line of credit .....................         --           2,000
   Repayment of borrowings under revolving line of credit ........       (2,500)         --
   Repayment of borrowings under equipment line of credit ........         (536)         (247)
   Repayment of obligations under capital lease ..................          (55)          (66)
   Net proceeds from issuance of common stock ....................       10,033         1,073
                                                                       --------      --------
               Net cash provided by financing activities .........        6,942         2,760
                                                                       --------      --------

Net increase (decrease) in cash and cash equivalents..............        5,571        (1,679)
Cash and cash equivalents, beginning of period....................        6,145         2,721
                                                                       --------      --------
Cash and cash equivalents, end of period..........................     $ 11,716      $  1,042
                                                                       ========      ========
SUPPLEMENTAL DISCLOSURE OF NONCASH ACTIVITIES
   Transfer of items originally classified as fixed assets to
     inventories .................................................     $     73      $    180

   Transfer of items originally classified as inventories to
     fixed assets ................................................     $    647      $   --

The accompanying notes are an integral part of these consolidated financial statements

                         SEACHANGE INTERNATIONAL, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (unaudited; in thousands, except per share data)

1.   Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of SeaChange International, Inc. and its subsidiaries. SeaChange believes that the unaudited consolidated financial statements reflect all adjustments (consisting of only normal recurring adjustments), necessary for a fair statement of SeaChange's financial position, results of operations and cash flows at the dates and for the periods indicated. The results of operations for the periods presented are not necessarily indicative of results expected for the full fiscal year or any other future periods. The unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes for the year ended January 31, 2001, included in SeaChange's Annual Report on Form 10-K for such fiscal year.

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

3.   Earnings Per Share

For the three months ended April 30, 2000 common shares of 2,293 issuable upon the exercise of stock options, are antidilutive because SeaChange recorded a net loss for the period, and therefore, have been excluded from the diluted earnings per share computation.

Below is a summary of the shares used in calculating basic and diluted earnings per share for the periods indicated:

                                                                     Three months ended
                                                                    --------------------
                                                                    April 30,   April 30,
                                                                      2001        2000
                                                                    ---------   ---------
Weighted average shares used in calculating earnings per share-
 Basic...........................................................      22,555      21,390
 Dilutive common stock equivalents...............................         834           -
                                                                       ------      ------
Weighted average shares used in calculating earnings per share-
 Diluted.........................................................      23,389      21,390
                                                                       ======      ======

                         SEACHANGE INTERNATIONAL, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (unaudited; in thousands, except per share data)

4.   Inventories

     Inventories consist of the following:
                                             April 30,   January 31,
                                               2001         2001
                                             ---------   -----------
     Components and assemblies.............    $13,998      $18,695
     Finished products.....................      7,728        6,212
                                               -------      -------
                                               $21,726      $24,907
                                               =======      =======

5.   Comprehensive Income (Loss)

     SeaChange's comprehensive income (loss) was as follows:

                                                        Three months Ended
                                                       April 30,   April 30,
                                                         2001        2000
                                                       ---------   ---------
Net income (loss)....................................    $182       $(837)
Other comprehensive expense, net of tax:
   Foreign currency translation adjustment, net of
       tax of $(22) and $(14), respectively..........     (46)        (31)
                                                         ----       -----
Other comprehensive expense..........................     (46)        (31)
                                                         ----       -----
Comprehensive income (loss)..........................    $136       $(868)
                                                         ====       =====

6.   Deferred Legal Costs

SeaChange defers legal costs associated with defending its existing patents. If the patent defense is successful, the costs will be capitalized and amortized over their estimated remaining useful life. If the patent defense is unsuccessful, the amounts deferred will be charged to operating expense. Included in other assets at April 30, 2001 is approximately $2.0 million in deferred legal costs associated with the on-going defense of certain of our patents.

7.   Change in Accounting Principle

In December 1999, the SEC issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 summarizes certain areas of the Staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. Historically, for some of SeaChange's sales transactions, a portion of the sales price, typically 25%, was not due until installation occurred. Under SAB 101 and the new accounting method adopted retroactive to February 1, 2000, SeaChange now defers the portion of the sales price not due until installation is complete. During the fourth quarter of the twelve months ended January 31, 2001, SeaChange implemented the SEC's SAB 101 guidelines, retroactive to the beginning of the year. This was reported as a cumulative effect of a change in accounting principle as of February 1, 2000. The cumulative effect of the change in accounting principle on prior years resulted in a charge to income of $1.1 million (net of income taxes of $732,000), or $0.05 per diluted share, which has been included in income for the three months ended April 30, 2000. The results for the first three quarters of twelve months ended January 31, 2001 have been restated to conform with SAB 101.

                         SEACHANGE INTERNATIONAL, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (unaudited; in thousands, except per share data)

8.   Segment Information

SeaChange has three reportable segments: broadband systems, broadcast systems and services. The broadband systems segment provides products to digitally manage, store and distribute digital video for television operators and telecommunications companies. The broadcast systems segment provides products for the storage, archival, on-air playback of advertising and other video programming for the broadcast television industry. The service segment provides installation, training, product management, post-contract support services for all of the above systems and content which is distributed by the broadband product segment. SeaChange does not measure the assets allocated to the segments. SeaChange measures results of the segments based on the respective gross profits. There were no inter-segment sales or transfers during the periods presented. Long-lived assets are principally located in the United States. The following summarizes the revenues and cost of revenues by reportable segment:

                                                       Three months ended
                                                       April 30,   April 30,
                                                         2001        2000
                                                       ---------   ---------
Revenues
     Broadband....................................       $18,851     $13,878
     Broadcast....................................         4,426       2,958
     Services.....................................         6,879       5,468
                                                         -------     -------
     Total........................................       $30,156     $22,304
                                                         -------     -------

Costs of revenues
     Broadband....................................       $10,974     $ 7,486
     Broadcast....................................         2,502       1,880
     Services.....................................         5,220       4,232
                                                         -------     -------
     Total........................................       $18,696     $13,598
                                                         -------     -------

The following summarizes revenues by geographic locations:

     Revenues.....................................
     United States................................       $26,198     $18,984
     Canada and South America.....................           260       1,588
     Europe.......................................         2,164       1,502
     Asian Pacific and rest of world..............         1,534         230
                                                         -------     -------
     Total........................................       $30,156      22,304
                                                         -------     -------

For the three months ended April 30, 2001 and 2000, certain customers each accounted for more than 10% of SeaChange's revenue. Individual customers each accounted for 21% and 20% of revenues in the three months ended April 30, 2001, as compared to 15% and 13% of revenues in the three months ended April 30, 2000.


                                     Three months ended
                                   April 30,      April 30,
                                     2001            2000
                                   ---------      ---------
Customer A....................        21%            15%
Customer B....................        20%            13%

                         SEACHANGE INTERNATIONAL, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (unaudited; in thousands, except per share data)

9.   Legal Proceedings

On March 17, 2000, Beam Laser Systems, Inc. and Frank L. Beam instituted a claim (Civil Action No. 2:00-CV-195) in the federal courts in the Eastern District of Virginia against one of SeaChange's customers, Cox Communications, Inc. This claim was later amended by Beam Laser on June 16, 2000 to also include two related companies of Cox Communications: CableRep, Inc. and CoxCom, Inc. Beam Laser has asserted that the ad insertion technology, which includes the SeaChange spot ad insertion system, used by Cox Communications, CableRep and CoxCom infringes two of the patents held by Beam Laser (Patents No. 4,814,883 and 5,200,825). Beam Laser is seeking both an injunction and monetary damages from the defendants in that case. The defendants have made a counterclaim against Beam Laser seeking a declaration of non-infringement, invalidity and unenforceability of the two patents held by Beam Laser that are at question. On May 19, 2000, SeaChange filed a motion seeking to intervene in the action between Cox Communications and Beam Laser, and to transfer the case to the District Court of Massachusetts. On June 23, 2000, the court granted
SeaChange's intervention motion and deferred ruling on the issue of transfer. Also on June 23, 2000, SeaChange filed an intervenor complaint in the Virginia action seeking, among other things, a declaratory judgment of non-infringement, invalidity and unenforceability regarding the two patents of Beam Laser that are at question. In addition, SeaChange has agreed to indemnify Cox Communications for claims brought against the customer that are related to its use of SeaChange products. On October 23, 2000, the court denied SeaChange's motion to transfer. On November 29, 2000, Beam Laser filed a motion to amend its pleading to add claims against SeaChange seeking equitable relief, a finding of willful or contributory infringement, and attorneys' fees. On January 26, 2001, the magistrate denied Beam Laser's motion to amend. Beam Laser has filed an objection to this denial, and on March 16, 2001, the court allowed Beam Laser's motion to amend the complaint, to add charges of infringement against SeaChange, but not allowing any claims for damages or willful infringement. In addition, on April 20, 2001, the court denied a motion for summary judgement of laches, stating it will schedule an evidentiary hearing. On June 1, 2001, the court granted SeaChange's motion for summary judgment of non-infringement disposing of all claims asserted against SeaChange. Also, on June 1, 2001, the court granted SeaChange's customer's motion for summary judgment of non-infringement of one of the customer's facilities. SeaChange's and the other Cox companies' additional motions for summary judgment are still pending, as are the counterclaims against Beam Laser. The court has set a date of July 16, 2001 for trial on all remaining claims.

On June 13, 2000, SeaChange filed in the United States District Court for the District of Delaware a lawsuit against one of its competitors, nCube Corp., whereby SeaChange alleged that nCube's MediaCube-4 product infringed a patent held by SeaChange (Patent No. 5,862,312). In instituting the claim, SeaChange sought both a permanent injunction and damages in an unspecified amount. nCube made a counterclaim against SeaChange that the patent held by SeaChange was invalid and that nCube's MediaCube-4 product did not infringe the SeaChange patent. On September 6, 2000, nCube conceded, based on the District Court's prior claim construction ruling, that its MediaCube-4 product infringed the SeaChange patent. On September 25, 2000 the court upheld the validity of the SeaChange patent. nCube has filed motions challenging both the jury's verdict and the District Court's claim construction ruling. The District Court has yet to rule on nCube's motions. At this time SeaChange is awaiting the court's decision regarding a permanent injunction. Damages will be determined in future proceedings.

On January 8, 2001, nCube Corp. filed a complaint against SeaChange in the United States District Court for the District of Delaware alleging that SeaChange's use of its Media Cluster, Media Express and Media Server technology each infringe a patent held by nCube (Patent No. 5,805,804). In instituting the claim, nCube has sought both an injunction and monetary damages in an unspecified amount. SeaChange responded on January 26, 2001, denying that claim of infringement. SeaChange also asserted a counterclaim seeking a declaration from the District court that U.S. Patent No. 5,805,804 is invalid and not infringed.

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

                         SEACHANGE INTERNATIONAL, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (unaudited; in thousands, except per share data)

SeaChange cannot be certain of the outcome of the foregoing litigation, but does plan to oppose allegations against the Company and assert its claims against other parties vigorously. In addition, as these claims are in the early stages of discovery and certain claims for damages are as yet unspecified, SeaChange is unable to estimate the impact to its business, financial condition, and results of operations or cash flows.

10.  Comcast Equity Investment and Video-on-Demand Purchase Agreements

On December 1, 2000, SeaChange and Comcast Cable Communications, Inc. entered into a video-on-demand purchase agreement for SeaChange's interactive television video servers and related services. Under the terms of the video-on-demand purchase agreement, Comcast has committed to purchase SeaChange's equipment capable of serving a minimum of one million cable subscribers by approximately December 2002. In addition, Comcast may earn up to an additional 450,000 incentive common stock purchase warrants through December 2003 based on the number of cable subscribers in excess of one million who are served by SeaChange's equipment which has been purchased by Comcast. In connection with the execution of this commercial agreement, SeaChange entered into a common stock and warrant purchase agreement, dated as of December 1, 2000, with Comcast SC Investment, Inc., whereby Comcast SC agreed to purchase, subject to certain closing conditions including registration of the shares purchased thereby, 466,255 shares of SeaChange's common stock for approximately $10 million and Comcast SC would receive a warrant to purchase 100,000 shares, exercisable at $21.445 per share, of SeaChange's common stock. This stock and warrant the video-on-demand purchase agreement have not been modified.

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

SeaChange determined the intrinsic value of $586,000 related to the 756,144 shares of common stock purchased on February 28, 2001 and measured the fair value of $1.1 million related to the 100,000 common stock purchase warrants as of the closing date and recorded these amounts as contra-equity. On April 30, 2001, SeaChange also recorded an additional contra-equity amount of $325,000 for the fair value of the additional 25,000 common stock purchase warrants of SeaChange common stock as the registration statement had not been declared effective on or before March 31, 2001. Upon effectiveness of the registration statement, SeaChange will measure the fair value of the additional common shares issued, if any, and the incremental fair value of the common stock warrants, and will add those amounts to the amount of contra-equity initially recorded at the closing date. The contra-equity amount is being amortized as an offset to gross revenue in proportion to the revenue recognized from the sale of equipment with respect to the first one million subscribers Comcast has committed to under the video-on-demand purchase agreement. During the three months ended April 30, 2001, SeaChange amortized $449,000 of the deferred equity discount. The fair value of the additional incentive common stock purchase warrants will also be recorded as an offset to gross revenue as the warrants are earned by Comcast, if any.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Factors That May Affect Future Results

Any statements contained in this Form 10-Q that do not describe historical facts, including without limitation statements concerning expected revenues, earnings, product introductions and general market conditions, may constitute forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. Any such forward-looking statements contained herein are based on current expectations, but are subject to a number of risks and uncertainties that may cause actual results to differ materially from expectations. The factors that could cause actual future results to differ materially from current expectations include the following: SeaChange's ability to integrate the operations of acquired subsidiaries; fluctuations in demand for SeaChange's products and services; SeaChange's ability to manage its growth; SeaChange's ability to develop, market and introduce new and enhanced products and services on a timely basis; the rapid technological change which characterizes SeaChange's markets; SeaChange's significant concentration of customers; SeaChange's dependence on certain sole source suppliers and third-party manufacturers; the risks associated with international sales as SeaChange expands its markets; and the ability of SeaChange to compete successfully in the future. Further information on factors that could cause actual results to differ from those anticipated is detailed in various filings made by SeaChange from time to time with the Securities and Exchange Commission, including but not limited to, those appearing under the caption "Certain Risks Affecting Our Business" in SeaChange's Annual Report on Form 10-K for the year ended January 31, 2001. Any forward-looking statements should be considered in light of those factors.

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

Three Months Ended April 30, 2001 Compared to the Three Months Ended April 30, 2000

Revenues

Systems. SeaChange's systems revenues consist of sales within its broadband segment (primarily digital advertising insertion and interactive television systems) and its broadcast segment. Systems revenues increased 38% to $23.3 million in the three months ended April 30, 2001 from $16.8 million in the three months ended April 30, 2000. Revenues from the broadband segment, which accounted for 63% and 62% of total revenues in the three months ended April 30, 2001 and 2000, respectively, increased to $18.9 million in 2001 as compared to $13.9 million in 2000. Interactive television system revenues were $11.8 million for the three months ended April 30, 2001 as compared to $2.3 million in the prior year primarily due to the initial deployment of residential video-on-demand systems in the United States for U.S. cable operators. Included in the interactive television systems revenue was the amortization of $449,000 related to the deferred equity discount associated with the Comcast equity investment. Digital advertising system revenues were $7.1 million for the three months ended April 30, 2001 as compared to $11.6 million in the prior year. The decrease resulted primarily from the decline in the number of expansion systems purchased by U.S. cable operators. Broadcast system segment revenues were $4.4 million in the three months ended April 30, 2001 as compared to $3.0 million in the three months ended April 30, 2000. The increase in broadcast revenues is primarily attributable to a shift in the timing of orders by both U.S. and international broadcasters between quarters this year versus the previous year. We expect future revenue growth, if any, to come principally from our interactive television and broadcast system products as cable and telecommunications companies continue to offer new video-on-demand applications for their customers and the market for digital video servers within the broadcast industry continues to expand. As revenues from broadcast and interactive television products increase, the digital advertising products will become a smaller portion of total system revenues. However, SeaChange believes that there will be a continued demand for expansions to existing digital advertising insertion systems within the U.S. and growth potential for new interactive advertising systems in the future.

Services. SeaChange's services revenues consist of fees for installation, training, product maintenance, technical support services and movie content fees. SeaChange's services revenues increased 26% to $6.9 million in the three months ended April 30, 2001 from $5.5 million in the three months ended April 30, 2000. This increase in services revenues primarily resulted from the renewals of technical support and maintenance services, price increases on certain technical support and maintenance services, the impact of a growing installed base of systems and a higher level of product development services.

For the three-month periods ended April 30, 2001 and April 30, 2000, a limited number of our customers each accounted for more than 10% of SeaChange's total revenues. Single customers accounted for 21% and 20% of total revenues in three months ended April 30, 2001 and 15% and 13% of total revenues in the three months ended April 30, 2000. Revenue from these customers was primarily in the broadband segment. SeaChange believes that revenues from current and future large customers will continue to represent a significant proportion of total revenues.

International sales accounted for approximately 13% and 15% of total revenues in the three-month periods ended April 30, 2001 and April 30, 2000, respectively. SeaChange expects that international sales will remain a significant portion of SeaChange's business in the future. As of April 30, 2001, substantially all sales of SeaChange's products were made in United States dollars. Therefore, SeaChange has not experienced, nor does it expect to experience in the near term, any material impact from fluctuations in foreign currency exchange rates on its results of operations or liquidity. If this practice changes in the future, SeaChange will reevaluate its foreign currency exchange rate risk.

Gross Profit

Systems. Costs of systems revenues consist primarily of the cost of purchased components and subassemblies, labor and overhead relating to the final assembly and testing of complete systems and related expenses. Costs of systems revenues increased 44% to $13.5 million in the three months ended April 30, 2001 as compared to $9.4 million in the three months ended April 30, 2000. In the three months ended April 30, 2001, the increase in costs of systems revenues reflects higher systems revenue offset in part by improved manufacturing efficiencies and lower material costs through improved purchasing efficiencies primarily within the digital advertising insertion products. SeaChange expects cost of systems revenues for the interactive television products within the broadband segment to be higher as a percentage of revenues as the products are first deployed and to decrease as a percentage of revenues as the revenue level increases and SeaChange improves its manufacturing and material purchasing efficiencies.

Systems gross profit as a percentage of systems revenues was 42% and 44% in the three months ended April 30, 2001 and April 30, 2000, respectively. The decrease in systems gross profit in the three months ended April 30, 2001 was primarily due to the shift within broadband products sales from higher gross profit ad insertion systems to lower gross profit interactive television systems. Gross profit for the broadband segment decreased to 42% for the three months ended April 30, 2001 as compared to 46% for the three months ended April 30, 2000 while gross profit for the broadcast segment increased to 43% for the three months ended April 30, 2001 compared to 36% for the three months ended April 30, 2000.

Services. Costs of services revenues consist primarily of labor, materials and overhead relating to the installation, training, product maintenance and technical support services provided by SeaChange and costs associated with providing movie content. Costs of services revenues increased 23% to $5.2 million in the three months ended April 30, 2001 from $4.2 million in the three months ended April 30, 2000 primarily as a result of increased revenues and the costs associated with SeaChange hiring and training additional service personnel to provide worldwide support for the growing installed base of broadband and broadcast systems and costs associated with providing movie content. Services gross profit as a percentage of services revenue was 24% in the three months ended April 30, 2001 and 23% in the three months ended April 30, 2000. SeaChange expects that it will continue to experience fluctuations in gross profit as a percentage of services revenue as a result of the timing of revenues from technical support and other services to support the growing installed base of systems and the timing of costs associated with SeaChange's ongoing investment required to build a service organization to support the installed base of systems and new products.

Research and Development. Research and development expenses consist primarily of compensation of development personnel, depreciation of equipment and an allocation of related facilities expenses. Research and development expenses increased 28% to $5.6 million in the three months ended April 30, 2001 as compared to $4.4 million in the three months ended April 30, 2000. The increase in the three months ended April 30, 2001 was primarily attributable to the hiring and contracting of additional development personnel which reflects SeaChange's continuing investment in new products. SeaChange expects that research and development expenses will continue to increase in dollar amount as SeaChange continues its development and support of new and existing products.

Selling and Marketing. Selling and marketing expenses consist primarily of compensation expenses, including sales commissions, travel expenses and certain promotional expenses. Selling and marketing expenses increased 45% to $3.6 million in the three months ended April 30, 2001 from $2.5 million in the three months ended April 30, 2000. The increase was primarily due to the hiring of additional sales personnel for SeaChange's interactive television and broadcast products and higher tradeshow and other promotional related costs.

General and Administrative. General and administrative expenses consist primarily of compensation of executive, finance, human resource and administrative personnel, legal and accounting services and an allocation of related facilities expenses. General and administrative expenses increased 22% to $1.8 million in the three-month period ended April 30, 2001, as compared to $1.5 million in the three-month period ended April 30, 2000. This increase is primarily due to the amortization of capitalized patent costs and the increase in accounts receivable reserves.

Interest income (expense), net. Interest expense, net was $164,000 for the three months ended April 30, 2001 and interest income, net was $25,000 for the three months ended April 30, 2000. The increase in interest expense, net in the three months ended April 30, 2001 primarily resulted from interest expense on increased borrowings under SeaChange's lines of credit and borrowings under SeaChange's construction loan.

Provision for Income Taxes. SeaChange's effective tax rate was 32% in the three months ended April 30, 2001. The effective tax rate for the three months ended April 30, 2001 was favorably impacted by the utilization of research and development tax credits.

SeaChange had net deferred tax assets of $7.7 million at April 30, 2001 and January 31, 2001. Although realizability is not assured, based on the weight of available evidence, SeaChange believes it is more likely than not that all remaining deferred tax assets will be realized. The amount of the deferred tax assets considered realizable is subject to change based on future events, including generating taxable income in future periods. SeaChange will continue to assess the need for the valuation allowance at each balance sheet date based on all available evidence. The amount of the deferred tax assets considered realizable, however, could be reduced in the near term if SeaChange does not generate sufficient taxable income in future periods.

Cumulative effect change in accounting principle. During the fourth quarter of the twelve months ended January 31, 2001, SeaChange implemented the SEC's SAB 101 guidelines, retroactive to the beginning of the year. This was reported as a cumulative effect of a change in accounting principle as of February 1, 2000. Historically, for some of SeaChange's sales transactions, a portion of the sales price, typically 25%, was not due until installation occurred. SeaChange now defers the portion of the sales price not due until installation is complete. The cumulative effect of the change in accounting principle on prior years resulted in a charge to income of $1.1 million (net of income taxes of $732,000) or $0.05 per diluted share which has been included in income for the three months ended April 30, 2000.

Liquidity and Capital Resources

SeaChange has financed its operations and capital expenditures primarily with the proceeds of SeaChange's common stock, borrowings and cash flows generated from operations. Cash and cash equivalents increased $5.6 million from $6.1 million at January 31, 2001 to $11.7 million at April 30, 2001. Working capital increased from approximately $28.8 million at January 31, 2001 to approximately $34.9 million at April 30, 2001.

Net cash provided in operating activities was approximately $1.7 million for the three months ended April 30, 2001. Net cash used by operating activities was approximately $2.2 million in the three months ended April 30, 2000. The net cash provided by operating activities in the three months ended April 30, 2001 was the result of the net income adjusted for non-cash expenses including depreciation and amortization of $1.9 million and the changes in certain operating assets and liabilities. The significant net changes in assets and liabilities that provided cash from operations included a decrease in inventories of $2.6 million, a decrease in accounts receivable of $857,000 and an increase in deferred revenues of $2.3 million. These items that generated cash from operations were offset by a decrease in accounts payable of $3.1 million and an increase in prepaids and other assets of $1.9 million. We expect inventory levels to continue to decline as revenues from both the broadband and broadcast product segment products increase. We expect that the broadcast segment and the interactive television products within the broadband segment will continue to require a significant amount of cash to fund future product development, to manufacture and deploy customer test and demonstration equipment and to meet higher revenue levels in both product segments.

Net cash used in investing activities was approximately $3.1 million and $2.2 million for the three months ended April 30, 2001 and April 30, 2000, respectively. Investment activity consisted primarily of capital expenditures related to capital equipment required to support the expansion and growth of the business.

Net cash provided by financing activities was approximately $6.9 million and approximately $2.8 million for the three months ended April 30, 2001 and April 30, 2000, respectively. In the three months ended April 30, 2001, the cash provided by financing included $10.0 million in connection with the issuance of common stock issued on February 28, 2001, from a private placement sale of common stock and a warrant to Comcast SC Investment, Inc. (See Note 10 to the Consolidated Financial Statements). During the same period, cash used in financing activities included approximately $2.5 million in repayments under SeaChange's revolving line of credit and $591,000 in principal payments under its equipment line of credit and capital lease obligations.

SeaChange had a $6.0 million revolving line of credit and a $5.0 million equipment line of credit with a bank. This revolving line of credit expired in March 2000 and SeaChange's ability to make purchases under the equipment line of credit expired in March 2000. In July 2000, SeaChange renewed its revolving line of credit and equipment line of credit with a bank. The revolving line of credit was extended until March 2001 and borrowings under the facility increased to $7.5 million. The equipment line of credit was extended to provide SeaChange additional equipment financing of $4.0 million through March 2001. In addition, SeaChange entered into a $3.0 million line of credit facility with the Export-Import Bank of the United States ("EXIM") which allows SeaChange to borrow money based upon eligible foreign customer account balances. The ability to borrow funds by SeaChange under this facility also expired in March 2001. SeaChange extended the revolving line of credit and the EXIM line of credit through June 30, 2001 and is currently in the process of negotiating the renewal of all its lines of credit. Borrowings under all the lines of credit are collateralized by substantially all of SeaChange's assets. Loans made under the revolving line of credit would generally bear interest at a rate per annum equal to the LIBOR rate plus 2% (9.05% at April 30, 2001). Loans under the EXIM line of credit bear interest at a rate per annum equal to the prime rate (9.5% at April 30, 2001). Loans made under the equipment line of credit bear interest at a rate per annum equal to the bank's base rate plus 1.0% (10.5% at April 30, 2001). The loan agreements relating to the lines of credit requires that SeaChange provide the bank with certain periodic financial reports and comply with certain financial ratios including the maintenance of total liabilities, excluding deferred revenue, to net worth ratio of at least .80 to 1.0. At April 30, 2001, SeaChange was in compliance with the financial covenants of the loan agreements for all the lines of credit.

In October 2000, SeaChange entered into an agreement with a bank to finance $1.2 million of the construction costs related to the purchase and renovation of a manufacturing mill in New Hampshire that SeaChange previously purchased in February 2000. Upon occupancy of the building in November 2000, the loan converted into two promissory notes whereby SeaChange will pay principal and interest based upon a fixed interest rate per annum over a five and ten year period, respectively (8.875%). Borrowings under the loan are secured by the land and buildings of the renovated mill. The loan agreement requires that SeaChange provide the bank certain periodic financial reports and comply with certain financial ratios. At April 30, 2001, SeaChange was in compliance with all covenants. As of April 30, 2001, borrowings outstanding under the loan were $1.2 million.

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

SeaChange had no material capital expenditure commitments as of April 30, 2001.

Effects of Inflation

Management believes that financial results have not been significantly impacted by inflation and price changes.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

SeaChange faces exposure to financial market risks, including adverse movements in foreign currency exchange rates and changes in interest rates. These exposures may change over time as business practices evolve and could have a material adverse impact on SeaChange's financial results. SeaChange's primary exposure has been related to local currency revenue and operating expenses in Europe and Asia. Historically, SeaChange has not hedged specific currency exposures as gains and losses on foreign currency transactions have not been material to date. At April 30, 2001, SeaChange had approximately $7,000,000 outstanding related to variable rate U.S. dollar denominated debt. The carrying value of these short-term borrowings approximates fair value due to the short maturities of these instruments. Assuming a hypothetical 10% adverse change in the interest rate, interest expense on these short-term borrowings would increase by approximately $59,500.

The carrying amounts reflected in the consolidated balance sheet of cash and cash equivalents, trade receivables, and trade payables approximates fair value at April 30, 2001 due to the short maturities of these instruments.

SeaChange maintains investment portfolio holdings of various issuers, types, and maturities. SeaChange's cash and marketable securities include cash equivalents, which SeaChange considers investments to be purchased with original maturities of three months or less given the short maturities and investment grade quality of the portfolio holdings at April 30, 2001, a sharp rise in interest rates should not have a material adverse impact on the fair value of SeaChange's investment portfolio. As a result, SeaChange does not currently hedge these interest rate exposures.

                          PART II. OTHER INFORMATION

ITEM 1.  Legal Proceedings

On March 17, 2000, Beam Laser Systems, Inc. and Frank L. Beam instituted a claim (Civil Action No. 2:00-CV-195) in the federal courts in the Eastern District of Virginia against one of SeaChange's customers, Cox Communications, Inc. This claim was later amended by Beam Laser on June 16, 2000 to also include two related companies of Cox Communications: CableRep, Inc. and CoxCom, Inc. Beam Laser has asserted that the ad insertion technology, which includes the SeaChange spot ad insertion system, used by Cox Communications, CableRep and CoxCom infringes two of the patents held by Beam Laser (Patents No. 4,814,883 and 5,200,825). Beam Laser is seeking both an injunction and monetary damages from the defendants in that case. The defendants have made a counterclaim against Beam Laser seeking a declaration of non-infringement, invalidity and unenforceability of the two patents held by Beam Laser that are at question. On May 19, 2000, SeaChange filed a motion seeking to intervene in the action between Cox Communications and Beam Laser, and to transfer the case to the District Court of Massachusetts. On June 23, 2000, the court granted
SeaChange's intervention motion and deferred ruling on the issue of transfer. Also on June 23, 2000, SeaChange filed an intervenor complaint in the Virginia action seeking, among other things, a declaratory judgment of non-infringement, invalidity and unenforceability regarding the two patents of Beam Laser that are at question. In addition, SeaChange has agreed to indemnify Cox Communications for claims brought against the customer that are related to its use of SeaChange products. On October 23, 2000, the court denied SeaChange's motion to transfer. On November 29, 2000, Beam Laser filed a motion to amend its pleading to add claims against SeaChange seeking equitable relief, a finding of willful or contributory infringement, and attorneys' fees. On January 26, 2001, the magistrate denied Beam Laser's motion to amend. Beam Laser has filed an objection to this denial, and on March 16, 2001, the court allowed Beam Laser's motion to amend the complaint, to add charges of infringement against SeaChange, but not allowing any claims for damages or willful infringement. In addition, on April 20, 2001, the court denied a motion for summary judgement of laches, stating it will schedule an evidentiary hearing. On June 1, 2001, the court granted SeaChange's motion for summary judgment of non-infringement disposing of all claims asserted against SeaChange. Also, on June 1, 2001, the court granted SeaChange's customer's motion for summary judgment of non-infringement of one of the customer's facilities. SeaChange's and the other Cox companies' additional motions for summary judgment are still pending, as are the counterclaims against Beam Laser. The court has set a date of July 16, 2001 for trial on all remaining claims.

On June 13, 2000, SeaChange filed in the United States District Court for the District of Delaware a lawsuit against one of its competitors, nCube Corp., whereby SeaChange alleged that nCube's MediaCube-4 product infringed a patent held by SeaChange (Patent No. 5,862,312). In instituting the claim, SeaChange sought both a permanent injunction and damages in an unspecified amount. nCube made a counterclaim against SeaChange that the patent held by SeaChange was invalid and that nCube's MediaCube-4 product did not infringe the SeaChange patent. On September 6, 2000, nCube conceded, based on the District Court's prior claim construction ruling, that its MediaCube-4 product infringed the SeaChange patent. On September 25, 2000 the court upheld the validity of the SeaChange patent. nCube has filed motions challenging both the jury's verdict and the District Court's claim construction ruling. The District Court has yet to rule on nCube's motions. At this time SeaChange is awaiting the court's decision regarding a permanent injunction. Damages will be determined in future proceedings.

On January 8, 2001, nCube Corp. filed a complaint against SeaChange in the United States District Court for the District of Delaware alleging that SeaChange's use of its Media Cluster, Media Express and Media Server technology each infringe a patent held by nCube (Patent No. 5,805,804). In instituting the claim, nCube has sought both an injunction and monetary damages in an unspecified amount. SeaChange responded on January 26, 2001, denying that claim of infringement. SeaChange also asserted a counterclaim seeking a declaration from the District court that U.S. Patent No. 5,805,804 is invalid and not infringed.

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

SeaChange cannot be certain of the outcome of the foregoing litigation, but does plan to oppose allegations against the Company and assert its claims against other parties vigorously. In addition, as these claims are in the early stages of discovery and certain claims for damages are as yet unspecified, SeaChange is unable to estimate the impact to its business, financial condition, and results of operations or cash flows.

ITEM 2.  Changes in Securities and Use of Proceeds

On February 28, 2001, SeaChange sold in a private placement to Comcast SC Investment, Inc. for approximately $10,000,000 an aggregate of 756,144 shares of SeaChange's common stock and a warrant to purchase 100,000 shares of SeaChange's common stock with an exercise price of $13.225 per share. The number of shares purchased under the purchase agreement, the number of shares for which the warrant is exercisable and the per share exercise price of the warrant is subject to adjustment, as detailed in Note 10 to the financial statements included in this report. This sale was exempt from the registration requirements of the Securities Act, pursuant to Section 4(2) of the Securities Act and Rule 506 of Regulation D of the rules promulgated by the SEC pursuant to the Securities Act as SeaChange did not make any general solicitation relating to the sale of these shares and Comcast SC represented to SeaChange that it was an accredited investor as such term is defined pursuant to Rule 501 of Regulation D of the rules promulgated by the SEC pursuant to the Securities Act. No underwriter was used in connection with this transaction.

ITEM 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits


10.1 Third Loan Modification Agreement, dated as of April 23, 2001, by and among the Company, Silicon Valley Bank and Silicon Valley Bank, doing business as Silicon Valley East, amending that certain Loan and Security Agreement, dated as of November 10, 1998, by and between Silicon Valley Bank and the Company (filed as Exhibit 10.5 to the Company's Annual Report on Form 10-K previously filed on March 24, 1999 with the Commission (File No. 000-21393))

10.2 First Loan Modification Agreement, dated as of April 23, 2001, by and among the Company, Silicon Valley Bank and Silicon Valley Bank, doing business as Silicon Valley East, amending that certain Export-Import Bank Loan and Security Agreement, dated as of July 25, 2000, by and among the Company, Silicon Valley Bank and Silicon Valley Bank, doing business as Silicon Valley East (filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q previously filed on September 14, 2000 with the Commission (File No. 000-21393))

10.3 Stock Purchase Agreement, dated as of February 28, 2001, by and between the Company and Comcast SC Investment, Inc. (filed as Exhibit 10.15 to the Company's Registration Statement on Form S-1 previously filed on March 1, 2001 with the Commission (File No. 333-56410))

10.4 Amended and Restated Registration Rights Agreement, dated as of February 28, 2001, by and between the Company and Comcast SC Investment, Inc. (filed as Exhibit 10.16 to the Company's Registration Statement on Form S-1 previously filed on March 1, 2001 with the Commission (File No. 333-56410))

(b)      Reports on Form 8-K.

         None.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, SeaChange International, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  June 14, 2001
                                   SEACHANGE INTERNATIONAL, INC.

                                   by:  /s/ William L. Fiedler
                                        ----------------------
                                            William L. Fiedler
                                Vice President, Finance and Administration,
                            Chief Financial Officer, Treasurer and Secretary
                               (Principal Financial and Accounting Officer;
                                            Authorized Officer)

                         SEACHANGE INTERNATIONAL, INC.
                                 EXHIBIT INDEX


10.1 Third Loan Modification Agreement, dated as of April 23, 2001, by and among the Company, Silicon Valley Bank and Silicon Valley Bank, doing business as Silicon Valley East, amending that certain Loan and Security Agreement, dated as of November 10, 1998, by and between Silicon Valley Bank and the Company (filed as Exhibit 10.5 to the Company's Annual Report on Form 10-K previously filed on March 24, 1999 with the Commission (File No. 000-21393))

10.2 First Loan Modification Agreement, dated as of April 23, 2001, by and among the Company, Silicon Valley Bank and Silicon Valley Bank, doing business as Silicon Valley East, amending that certain Export-Import Bank Loan and Security Agreement, dated as of July 25, 2000, by and among the Company, Silicon Valley Bank and Silicon Valley Bank, doing business as Silicon Valley East (filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q previously filed on September 14, 2000 with the Commission (File No. 000-21393))

10.3 Stock Purchase Agreement, dated as of February 28, 2001, by and between the Company and Comcast SC Investment, Inc. (filed as Exhibit 10.15 to the Company's Registration Statement on Form S-1 previously filed on March 1, 2001 with the Commission (File No. 333-56410))

10.4 Amended and Restated Registration Rights Agreement, dated as of February 28, 2001, by and between the Company and Comcast SC Investment, Inc. (filed as Exhibit 10.16 to the Company's Registration Statement on Form S-1 previously filed on March 1, 2001 with the Commission (File No. 333-56410))