Form 10-Q
period 2001-07-31
SEACHANGE INTERNATIONAL INC
filed 2001-09-14
CIK 1019671

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

                                   (Mark One)

              X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
             ---    OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended July 31, 2001

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

YES __X___ NO _______

The number of shares outstanding of the registrant's Common Stock on September 10, 2001 was 22,916,517.

                          SEACHANGE INTERNATIONAL, INC.

                                Table of Contents

PART I. FINANCIAL INFORMATION                                               Page
                                                                            ----
     Item 1.   Consolidated Financial Statements

     Consolidated Balance Sheet
      at July 31, 2001 and January 31, 2001................................    3

     Consolidated Statement of Operations
      Three and six months ended July 31, 2001 and July 31, 2000...........    4


     Consolidated Statement of Cash Flows
      Six months ended July 31, 2001 and July 31, 2000.....................    5


     Notes to Consolidated Financial Statements............................ 6-11

     Item 2. Management's Discussion and Analysis
     of Financial Condition and Results of Operations......................12-19

     Item 3. Quantitative and Qualitative Disclosures About
              Market Risk..................................................   19

PART II. OTHER INFORMATION

     Item 1. Legal Proceedings.............................................   19

     Item 4. Submission of Matters to a Vote of Security Holders...........   20

SIGNATURES.  ..............................................................   21

                          SeaChange International, Inc.
                           Consolidated Balance Sheet
                     (in thousands, except share-related data)

ITEM I. Financial Statements
                                                           July 31,  January 31,
                                                             2001       2001
                                                          ---------- -----------
Assets
Current Assets
    Cash and cash equivalents ..........................   $  8,994    $  6,145
    Accounts receivable, net of allowance for doubtful
     accounts of $634 at July 31, 2001 and
     $742 at January 31, 2001 ..........................     26,448      27,112
    Inventories ........................................     22,409      24,907
    Prepaid expenses and other current assets ..........      3,358       2,671
    Deferred income taxes ..............................      7,001       7,001
                                                           --------    --------

    Total current assets ...............................     68,210      67,836

Property and equipment, net ............................     18,297      15,886
Other assets ...........................................      1,444       1,833
Goodwill and intangibles, net ..........................      4,938       2,698
                                                           --------    --------
                                                           $ 92,889    $ 88,253
                                                           ========    ========


Liabilities and Stockholders' Equity
Current liabilities
    Line of credit .....................................   $     --    $  4,000
    Current portion of equipment line of credit and
      obligations under capital lease...................      2,318       2,532
    Accounts payable ...................................     16,688      17,332
    Accrued expenses ...................................      1,435       1,816
    Customer deposits ..................................      2,683       3,946
    Deferred revenue ...................................      9,992       8,435
    Income taxes payable ...............................         87         956
                                                           --------    --------
    Total current liabilities ..........................     33,203      39,017
                                                           --------    --------

Long-term equipment line of credit and
    obligations under capital lease ....................      2,899       3,934
                                                           --------    --------

Commitments and contingencies (Note 9)

Stockholders' Equity
Common stock, $.01 par value; 100,000,000
  shares authorized; 22,913,262 and
  22,037,811 shares issued at July 31, 2001 and
  January 31, 2001, respectively .......................        229         221
Additional paid-in capital .............................     63,385      50,157
Deferred equity discount (Note 10) .....................     (1,205)         --
Accumulated deficit ....................................     (5,407)     (4,905)
Accumulated other comprehensive loss ...................       (215)       (171)
                                                           --------    --------
Total stockholders' equity .............................     56,787      45,302
                                                           --------    --------
                                                           $ 92,889    $ 88,253
                                                           ========    ========

The accompanying notes are an integral part of these consolidated financial statements

                          SeaChange International, Inc.
                     Consolidated Statement of Operations
                     (in thousands, except per share data)

                                                          Three months ended       Six months ended
                                                         --------------------    --------------------
                                                         July 31,    July 31,    July 31,    July 31,
                                                           2001        2000        2001        2000
                                                         --------    --------    --------    --------
Revenues
  Systems ............................................   $ 19,776    $ 19,848    $ 43,053    $ 36,684
  Services ...........................................      7,248       5,508      14,127      10,976
                                                         --------    --------    --------    --------
                                                           27,024      25,356      57,180      47,660
Cost of revenues
  Systems ............................................     11,050      10,993      24,526      20,359
  Services ...........................................      5,223       4,457      10,443       8,689
                                                         --------    --------    --------    --------
                                                           16,273      15,450      34,969      29,048
                                                         --------    --------    --------    --------

Gross profit .........................................     10,751       9,906      22,211      18,612
                                                         --------    --------    --------    --------

Operating expenses
  Research and development ...........................      6,093       5,002      11,677       9,355
  Selling and marketing ..............................      3,583       2,625       7,189       5,115
  General and administrative .........................      1,993       1,799       3,831       3,302
                                                         --------    --------    --------    --------
                                                           11,669       9,426      22,697      17,772
                                                         --------    --------    --------    --------

Income (loss) from operations ........................       (918)        480        (486)        840
Interest income (expense), net .......................        (88)         (1)       (252)         24
                                                         --------    --------    --------    --------
  Income (loss) before income taxes ..................     (1,006)        479        (738)        864
Provision (benefit) for income taxes .................       (322)        149        (236)        271
                                                         --------    --------    --------    --------
Income (loss) before cumulative effect of change
  in accounting principle ............................       (684)        330        (502)        593

Cumulative effect of change in accounting principle,
  net of tax of $732 .................................         --          --          --      (1,100)
                                                         --------    --------    --------    --------
Net income (loss) ....................................   ($   684)   $    330    ($   502)   ($   507)
                                                         ========    ========    ========    ========

Basic earnings per share before
cumulative effect of change in accounting principle ..   ($  0.03)   $   0.02    ($  0.02)   $   0.03

Cumulative effect of change in accounting principle ..         --          --          --    ($  0.05)
                                                         --------    --------    --------    --------

Basic earnings (loss) per share ......................   ($  0.03)   $   0.02    ($  0.02)   ($  0.02)
                                                         ========    ========    ========    ========

Diluted earnings (loss) per share ....................   ($  0.03)   $   0.01    ($  0.02)   ($  0.02)
                                                         ========    ========    ========    ========

Weighted average common shares outstanding:
Basic ................................................     22,895      21,759      22,725      21,570
                                                         ========    ========    ========    ========

Diluted ..............................................     22,895      23,306      22,725      21,570
                                                         ========    ========    ========    ========

The accompanying notes are an integral part of these consolidated financial statements

                          SEACHANGE INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                                 (in thousands)

                                                                                 For the six months ended
                                                                                 ------------------------
                                                                                 July 31,        July 31,
                                                                                   2001            2000
                                                                                 --------        --------

Cash flows from operating activities
    Net loss ...............................................................   $   (502)         $   (507)
    Adjustments to reconcile net loss to net cash
       provided by operating activities:
          Depreciation and amortization ....................................      3,217             2,267
          Inventory valuation allowance ....................................         --                92
          Amortization of deferred equity discount .........................      1,124                --
          Changes in operating assets and liabilities:
             Accounts receivable ...........................................        664            (3,867)
             Inventories ...................................................      1,952            (2,446)
             Prepaid expenses and other assets .............................       (343)           (1,974)
             Accounts payable ..............................................       (644)            3,314
             Accrued expenses ..............................................       (381)             (836)
             Customer deposits .............................................     (1,263)            2,392
             Deferred revenue ..............................................      1,557             2,515
             Income taxes payable ..........................................       (869)             (724)
                                                                               --------          --------
                 Net cash provided by operating activities .................      4,512               226
                                                                               --------          --------

Cash flows from investing activities
    Purchases of property and equipment ....................................     (4,613)           (4,836)
    Increase in intangible assets ..........................................     (2,709)               --
                                                                               --------          --------
                 Net cash used in investing activities .....................     (7,322)           (4,836)
                                                                               --------          --------


Cash flows from financing activities
    Borrowings under equipment line of credit ..............................         --             3,240
    Repayment of borrowings under revolving line of credit .................     (4,000)               --
    Repayment of borrowings under equipment line of credit .................     (1,147)             (625)
    Repayment of obligations under capital lease ...........................       (102)             (126)
    Net proceeds from issuance of common stock .............................     10,908            11,299
                                                                               --------          --------
                 Net cash provided by financing activities .................      5,659            13,788
                                                                               --------          --------

Net increase in cash and cash equivalents ..................................      2,849             9,178
Cash and cash equivalents, beginning of period .............................      6,145             2,721
                                                                               --------          --------
Cash and cash equivalents, end of period ...................................   $  8,994          $ 11,899
                                                                               ========          ========

Supplemental disclosure of noncash activities
   Transfer of items originally classified as fixed assets to
      inventories ..........................................................   $    141          $    450

   Transfer of items originally classified as inventories to
      fixed assets .........................................................   $    687          $     --


The accompanying notes are an integral part of these consolidated financial statements

                          SEACHANGE INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (in thousands, except per share data)

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

3.   Earnings Per Share

For the three months ended July 31, 2001, and the six months ended July 31, 2001 and July 31, 2000, common shares of 3,496,000, 2,714,000 and 3,496,000, respectively, issuable upon the exercise of stock options, are antidilutive because SeaChange recorded a net loss for the period, and therefore, have been excluded from the diluted earnings per share computation.

                         SEACHANGE INTERNATIONAL, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     (in thousands, except per share data)

Below is a summary of the shares used in calculating basic and diluted earnings per share for the periods indicated:

                                                                    Three months ended      Six months ended
                                                                    -------------------    -------------------
                                                                    July 31,   July 31,    July 31,   July 31,
                                                                    --------   --------    --------   --------
                                                                      2001       2000        2001       2000
                                                                    --------   --------    --------   --------
Weighted average shares used in calculating earnings per share-
Basic .........................................................       22,895     21,759      22,725    21,570
Dilutive common stock equivalents .............................           --      1,547          --        --
                                                                    --------   --------    --------   --------
Weighted average shares used in calculating earnings per share-
Diluted .......................................................       22,895     23,306      22,725     21,570
                                                                    ========   ========    ========   ========

4.   Inventories

     Inventories consist of the following:
                                                         July 31,    January 31,
                                                         --------    -----------
                                                          2001          2001
                                                          ----          ----
     Components and assemblies .................         $14,821      $18,695
     Finished products .........................         $ 7,588      $ 6,212
                                                         -------      -------
                                                         $22,409      $24,907
                                                         =======      =======

5.   Comprehensive Income (Loss)

     SeaChange's comprehensive income (loss) was as follows:

                                                         Three months ended          Six months ended
                                                        ---------------------      ---------------------
                                                         July 31,    July 31,      July 31,     July 31,
                                                           2001         2000         2001        2000
                                                        ---------    --------      --------    ---------
Net income (loss) ...................................     $(684)       $ 330        $(502)       $(507)
Other comprehensive (expense), net of tax:
  Foreign currency translation adjustment, net of
     tax of $(8), $8, $(14)
     and $(33), respectively ........................        16          (23)         (30)         (54)
                                                          -----        -----        -----        -----
Other comprehensive income (expense) ................        16          (23)         (30)         (54)
                                                          -----        -----        -----        -----
Comprehensive  income (loss) ........................     $(668)       $ 307        $(532)       $(561)
                                                          =====        =====        =====        =====

6. Deferred Legal Costs

SeaChange defers legal costs associated with defending its existing patents. If the patent defense is successful, the costs are capitalized and amortized over their estimated remaining useful life. If the patent defense is unsuccessful, the amounts deferred are charged to operating expense. In July 2001, approximately $2.6 million in deferred legal costs were capitalized into intangible assets as a result of the successful defense of patents.

                         SEACHANGE INTERNATIONAL, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     (in thousands, except per share data)

7.   Change in Accounting Principle

In December 1999, the SEC issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 summarizes certain areas of the Staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. Historically, for some of SeaChange's sales transactions, a portion of the sales price, typically 25%, was not due until installation occurred. Under SAB 101 and the new accounting method adopted retroactive to February 1, 2000, SeaChange now defers the portion of the sales price not due until installation is complete. During the fourth quarter of the twelve months ended January 31, 2001, SeaChange implemented the SEC's SAB 101 guidelines, retroactive to the beginning of the year. This was reported as a cumulative effect of a change in accounting principle as of February 1, 2000. The cumulative effect of the change in accounting principle on prior years resulted in a charge to income of $1.1 million (net of income taxes of $732,000), or $0.05 per diluted share, which has been included in income for the six months ended July 31, 2000. The results for the six months ended July 31, 2000 have been restated to conform with SAB 101.


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

                                                             Three months ended      Six months ended
                                                             ------------------      ----------------
                                                             July 31,  July 31,     July 31,  July 31,
                                                               2001      2000         2001      2000
                                                             -------   -------      -------   -------
Revenues
               Broadband                                     $15,678   $14,018      $34,529   $27,896
               Broadcast                                       4,098     5,830        8,524     8,788
               Services                                        7,248     5,508       14,127    10,976
                                                             -------   -------      -------   -------
               Total                                         $27,024   $25,356      $57,180   $47,660
                                                             =======   =======      =======   =======

Costs of revenues
               Broadband                                     $ 8,726   $ 7,749      $19,700   $15,235
               Broadcast                                       2,324     3,244        4,826     5,124
               Services                                        5,223     4,457       10,443     8,689
                                                             -------   -------      -------   -------
               Total                                         $16,273   $15,450      $34,969   $29,048
                                                             =======   =======      =======   =======

The following summarizes revenues by geographic locations:

             Revenues
             United States                                   $23,480   $21,363      $49,678   $40,347
             Canada and South America                            274       414          534     2,002
             Europe                                            1,729     1,472        3,893     2,974
             Asian Pacific and rest of world                   1,541     2,107        3,075     2,337
                                                             -------   -------      -------   -------
             Total                                           $27,024   $25,356      $57,180   $47,660
                                                             =======   =======      =======   =======

                         SEACHANGE INTERNATIONAL, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     (in thousands, except per share data)


For the three and six months ended July 31, 2001 and 2000, certain customers each accounted for more than 10% of SeaChange's revenue. Individual customers each accounted for 32% and 10% of revenues in the three months ended July 31, 2001, 17% and 10% of revenues in the three months ended July 31, 2000, 26% and 11% of revenues in the six months ended July 31, 2001, and 13%, 12%, 12% and 11% in the six months ended July 31, 2000.

                                                         Three months ended      Six months ended
                                                         ------------------      ----------------
                                                          July 31, July 31,       July 31,      July 31,
                                                        ------------------     -------------------------
                                                        2001           2000       2001           2000
                                                        ----           ----       ----           ----
Customer A........................................       32%          17%          26%           13%
Customer B........................................       10%
Customer C........................................                    10%          11%           12%
Customer D........................................                                               12%
Customer E........................................                                               11%

9.   Legal Proceedings

The patent infringement action (Civil Action No. 2:00-CV-195) filed by Beam Laser Systems, Inc. and Frank L. Beam in federal court in the Eastern District of Virginia against SeaChange, one of SeaChange's customers, Cox Communications, Inc., and two related companies of Cox Communications, has settled and been dismissed. In that action, Beam Laser asserted that ad insertion technology, including the SeaChange SPOT ad insertion system, used by Cox Communications and its companies infringed two United States patents held by Beam Laser (Patents No. 4,814,883 and 5,200,825), and sought both an injunction and monetary damages. All parties reached a settlement of that action effective as of June 28, 2001, which settlement included a consent judgment entered by the federal court in the Eastern District of Virginia on July 9, 2001. The settlement in part provides a judgment that all versions of SeaChange's SPOT product do not and have not infringed either of Beam Laser's two patents in the action, that Cox Communications' and its companies' use of those products and certain products of third parties does not infringe either of those two patents, waiving all rights to appeal, and dismissing with prejudice all other claims in the action. The settlement also contains both covenants by Beam Laser not to sue SeaChange, Cox Communications and its companies and customers for infringement of those patents regarding any products or uses and a fully paid-up, irrevocable license by Beam Laser to SeaChange under those two patents.

On June 13, 2000, SeaChange filed in the United States District Court for the District of Delaware a lawsuit against one of our competitors, nCube Corp., whereby SeaChange alleged that nCube's MediaCube-4 product infringed a patent held by SeaChange (Patent No. 5,862,312). In instituting the claim, SeaChange sought both a permanent injunction and damages in an unspecified amount. nCube made a counterclaim against SeaChange that the patent held by SeaChange was invalid and that nCube's MediaCube-4 product did not infringe the SeaChange patent. On September 6, 2000, nCube conceded, based on the District Court's prior claim construction ruling, that its MediaCube-4 product infringed the SeaChange patent. On September 25, 2000 the court upheld the validity of the SeaChange patent. nCube has filed motions challenging both the jury's verdict and the District Court's claim construction ruling. The District Court has yet to rule on nCube's motions. At this time SeaChange is awaiting the court's decision regarding a permanent injunction. Damages will be determined in future proceedings.

                         SEACHANGE INTERNATIONAL, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     (in thousands, except per share data)


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

SeaChange cannot be certain of the outcome of the foregoing litigation, but SeaChange plans to oppose allegations against it and assert its claims against other parties vigorously. In addition, as these claims are in the early stages of discovery and certain claims for damages are as yet unspecified, SeaChange is unable to estimate the impact to its business, financial condition, and results of operations or cash flows.

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

On February 28, 2001, SeaChange and Comcast SC signed and closed a new common stock and warrant purchase agreement on terms similar to the prior agreement. Under the terms of this new agreement, SeaChange sold in a private placement to Comcast SC for approximately $10,000,000 an aggregate of 756,144 shares of SeaChange's common stock and a warrant to purchase 100,000 shares of SeaChange's common stock with an exercise price of $13.225 per share. Under certain conditions determined upon the effectiveness of the registration of the shares, the number of common shares purchased and the number of common stock purchase warrants and related exercise price are subject to adjustment. An additional number of shares of common stock would be issued to Comcast SC without any additional consideration as is equal to the difference between 756,144, the number of shares of common stock issued on February 28, 2001, and the number of shares obtained by dividing $10,000,000 by the lower of 1) 92% of the closing market price of SeaChange's common stock on the date of effectiveness of this registration statement, and 2) the average of the closing market price of SeaChange's common stock for the five trading days ending on the effective date of this registration statement, if either of such prices is lower than $13.225. The warrant agreement contains an adjustment mechanism such that the warrant would be exercisable for an additional 25,000 shares of SeaChange's common stock if the registration statement has not been declared effective on or before March 31, 2001 and an additional 333.33 shares of SeaChange's common stock per day beginning on and including May 1, 2001 for each day up to and including the day the registration statement is declared effective. The warrant agreement also provides that the exercise price of the warrant would be reduced on the effective date

                         SEACHANGE INTERNATIONAL, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     (in thousands, except per share data)


of the registration statement to the lower of 1) 92% of the closing market price of SeaChange's common stock on the effective date of the registration statement, and 2) the average of the closing market prices of SeaChange's common stock for the five trading days ending on the date of effectiveness of the registration statement, if either of such prices is lower than $13.225, the exercise price as of the closing date.

SeaChange determined the intrinsic value of $586,000 related to the 756,144 shares of common stock purchased on February 28, 2001 and measured the fair value of $1.1 million related to the 100,000 common stock purchase warrants as of the closing date and recorded these amounts as contra-equity. On April 30, 2001, SeaChange recorded an additional contra-equity amount of $325,000 for the fair value of the additional 25,000 common stock purchase warrants of SeaChange common stock as the registration statement had not been declared effective on or before March 31, 2001. On June 13, 2001, the effective date of the registration statement, SeaChange issued an additional 14,667 common stock purchase warrants in accordance with the agreement, and recorded an additional contra equity amount of $335,000, representing the incremental fair value of the total warrants issued. Based on the closing market price on the date of effectiveness of this registration statement and the five trading days preceding the date of effectiveness of this registration statement, no additional common shares were issued to Comcast SC pursuant to the terms of the purchase agreement and Comcast is not entitled to the issuance in the future of additional shares pursuant to the terms of the purchase agreement. Also, based on the then prevailing market prices of SeaChange's common stock, the exercise price of the warrant was not reduced and is not subject to reduction in the future, other than equitable adjustment in connection with a stock split or other comparable event and future dilutive issuances. The contra-equity amount is being amortized as an offset to gross revenue in proportion to the revenue recognized from the sale of equipment with respect to the first one million subscribers Comcast has committed to under the video-on-demand purchase agreement. During the three months ended April 30, 2001 and July 31, 2001, SeaChange amortized $449,000 and $675,000, respectively, of the deferred equity discount. The fair value of the additional incentive common stock purchase warrants will also be recorded as an offset to gross revenue as the warrants are earned by Comcast, if any.

11.  New Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141 ("SFAS 141"), "Business Combinations." SFAS 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interest method. SeaChange believes SFAS 142 will not impact its current financial position and results of operations.

In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets", which is effective for SeaChange on February 1, 2002. SFAS 142 requires, among other things, the discontinuance of goodwill amortization and includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, and reclassification of certain intangibles out of previously reported goodwill. SFAS 142 also requires SeaChange to complete a transitional goodwill impairment test within six months from the date of adoption. SeaChange is currently assessing but has not yet determined the impact of SFAS 142 on its financial position and results of operations.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Factors That May Affect Future Results

Any statements contained in this Form 10-Q that do not describe historical facts, including without limitation statements concerning expected revenues, earnings, product introductions and general market conditions, may constitute forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. Any such forward-looking statements contained herein are based on current expectations, but are subject to a number of risks and uncertainties that may cause actual results to differ materially from expectations. The factors that could cause actual future results to differ materially from current expectations include the following: SeaChange's ability to integrate the operations of acquired subsidiaries; fluctuations in demand for SeaChange's products and services; changes in the Company's customers' capital expenditures and purchasing plans; SeaChange's ability to manage its growth; SeaChange's ability to develop, market and introduce new and enhanced products and services on a timely basis; the rapid technological change which characterizes SeaChange's markets; SeaChange's significant concentration of customers; SeaChange's dependence on certain sole source suppliers and third-party manufacturers; the risks associated with international sales as SeaChange expands its markets; and the ability of SeaChange to compete successfully in the future. Further information on factors that could cause actual results to differ from those anticipated is detailed in various filings made by SeaChange from time to time with the Securities and Exchange Commission, including but not limited to, those appearing under the caption "Certain Risks Affecting Our Business" in SeaChange's Annual Report on Form 10-K for the year ended January 31, 2001. Any forward-looking statements should be considered in light of those factors.

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

Three Months Ended July 31, 2001 Compared to the Three Months Ended July 31,
2000

Revenues

Systems. SeaChange's systems revenues consist of sales within its broadband segment (primarily digital advertising insertion and interactive television systems) and its broadcast segment. Systems revenues remained flat at $19.8 million in the three months ended July 31, 2001 and July 31, 2000. Revenues from the broadband segment, which accounted for 58% and 55% of total revenues in the three months ended July 31, 2001 and 2000, respectively, increased to $15.7 million in 2001 as compared to $14.0 million in 2000. Interactive television system revenues were $10.9 million for the three months ended July 31, 2001 as compared to $4.4 million in the prior year primarily due to the initial deployment of residential video-on-demand systems in the U.S. for U.S. cable operators. Included in the interactive television systems revenue was the amortization of $675,000 related to the deferred equity discount associated with the Comcast equity investment. Digital advertising system revenues were $4.8 million for the three months ended July 31, 2001 as compared to $9.6 million in the prior year. The decrease resulted primarily from the decline in the number of expansion systems purchased by U.S. cable operators. Broadcast system segment revenues were $4.1 million in the three months ended July 31, 2001 as compared to $5.8 million in the three months ended July 31, 2000. The decrease in broadcast revenues is primarily attributable to the decrease in advertising revenues earned by the broadcast companies resulting in a decrease in their capital expenditures for new broadcast systems. We expect future revenue growth, if any, to come principally from our interactive television and broadcast system products as cable and telecommunications companies continue to offer new video-on-demand applications for their customers and the market for digital video servers within the broadcast industry expands. As revenues from broadcast and interactive television products increase, the digital advertising products will become a smaller portion of total system revenues. However, SeaChange believes that there will be a continued demand for expansions to existing digital advertising insertion systems within the U.S. and growth potential for new interactive advertising systems in the future.

Services. SeaChange's services revenues consist of fees for installation, training, product maintenance, technical support services, product development services and movie content fees. SeaChange's services revenues increased 32% to $7.2 million in the three months ended July 31, 2001 from $5.5 million in the three months ended July 31, 2000. This increase in services revenues primarily resulted from the renewals of technical support and maintenance services, price increases on certain technical support and maintenance services, the impact of a growing installed base of systems and a higher level of product development services.

For the three-month periods ended July 31, 2001 and July 31, 2000, a limited number of our customers each accounted for more than 10% of SeaChange's total revenues. Single customers accounted for 32% and 10% of total revenues in three months ended July 31, 2001 and 17% and 10% of total revenues in the three months ended July 31, 2000. Revenue from these customers was primarily in the broadband segment. SeaChange believes that revenues from current and future large customers will continue to represent a significant proportion of total revenues.

International sales accounted for approximately 13% and 16% of total revenues in the three-month periods ended July 31, 2001 and July 31, 2000, respectively. SeaChange expects that international sales will remain a significant portion of SeaChange's business in the future. As of July 31, 2001, substantially all sales of SeaChange's products were made in United States dollars. Therefore, SeaChange has not experienced, nor does it expect to experience in the near term, any material impact from fluctuations in foreign currency exchange rates on its results of operations or liquidity. If this practice changes in the future, SeaChange will reevaluate its foreign currency exchange rate risk.

Gross Profit

Systems. Costs of systems revenues consist primarily of the cost of purchased components and subassemblies, labor and overhead relating to the final assembly and testing of complete systems and related expenses. Costs of systems revenues increased 1% to $11.1 million in the three months ended July 31, 2001 as compared to $11.0 million in the three months ended July 31, 2000. In the three months ended July 31, 2001, the increase in costs of systems revenues reflects higher systems revenue offset in part by improved manufacturing efficiencies and lower material costs through improved purchasing efficiencies primarily within the digital advertising insertion products. SeaChange expects cost of systems revenues for the interactive television products within the broadband segment to be higher as a percentage of revenues as the products are first deployed and to decrease as a percentage of revenues as the revenue level increases and SeaChange improves its manufacturing and material purchasing efficiencies.

Systems gross profit as a percentage of systems revenues was 44% and 45% in the three months ended July 31, 2001 and July 31, 2000, respectively. The decrease in systems gross profit in the three months ended July 31, 2001 was primarily due to the shift within broadband product sales from higher gross profit ad insertion systems to lower gross profit interactive television systems. Gross profit for the broadband segment decreased to 44% for the three months ended July 31, 2001 from 45% for the three months ended July 31, 2000. Gross profit for the broadcast segment decreased to 43% for the three months ended July 31, 2001 compared to 44% for the three months ended July 31, 2000.

Services. Costs of services revenues consist primarily of labor, materials and overhead relating to the installation, training, product maintenance and technical support services provided by SeaChange and costs associated with providing movie content. Costs of services revenues increased 17% to $5.2 million in the three months ended July 31, 2001 from $4.5 million in the three months ended July 31, 2000 primarily as a result of increased revenues and the costs associated with SeaChange hiring and training additional service personnel to provide worldwide support for the growing installed base of broadband and broadcast systems and costs associated with providing movie content. Services gross profit as a percentage of services revenue was 28% in the three months ended July 31, 2001 and 19% in the three months ended July 31, 2000. Product development service revenues contributed approximately $800,000 for the quarter ended July 31, 2001 compared to $400,000 for the three months ended July 31, 2000. SeaChange expects that it will continue to experience fluctuations in gross profit as a percentage of services revenue as a result of the timing of revenues from technical support and other services to support the growing installed base of systems and the timing of costs associated with SeaChange's ongoing investment required to build a service organization to support the installed base of systems and new products.

Research and Development. Research and development expenses consist primarily of compensation of development personnel, depreciation of equipment and an allocation of related facilities expenses. Research and development expenses increased 22% to $6.1 million in the three months ended July 31, 2001 as compared to $5.0 million in the three months ended July 31, 2000. The increase in the three months ended July 31, 2001 was primarily attributable to the hiring and contracting of additional development personnel which reflects SeaChange's continuing investment in new products. The current quarter included additional prototype expenses associated with new board development efforts. SeaChange expects that research and development expenses will continue to increase in dollar amount as SeaChange continues its development and support of new and existing products.

Selling and Marketing. Selling and marketing expenses consist primarily of compensation expenses, including sales commissions, travel expenses and certain promotional expenses. Selling and marketing expenses increased 36% to $3.6 million in the three months ended July 31, 2001 from $2.6 million in the three months ended July 31, 2000. The increase was primarily due to the hiring of additional sales personnel for SeaChange's interactive television and broadcast products and higher tradeshow and other promotional related costs.

General and Administrative. General and administrative expenses consist primarily of compensation of executive, finance, human resource and administrative personnel, legal and accounting services and an allocation of related facilities expenses. General and administrative expenses increased 11% to $2.0 million in the three-month period ended July 31, 2001, as compared to $1.8 million in the three-month period ended July 31, 2000. This increase is primarily due to the amortization of capitalized patent costs and accounting and filing fees related to the registration statement covering the shares of SeaChange common stock in the Comcast transaction.

Interest income (expense), net. Interest expense, net was $88,000 for the three months ended July 31, 2001 and interest expense, net was $1,000 for the three months ended July 31, 2000. The increase in interest expense, net in the three months ended July 31, 2001 primarily resulted from interest expense on borrowings under SeaChange's lines of credit and borrowings under SeaChange's construction loan. Bank debt was reduced by $2.2 million during the quarter.

Provision (benefit) for Income Taxes. SeaChange's effective tax benefit rate was 32% in the three months ended July 31, 2001. The effective tax rate for the three months ended July 31, 2001 was favorably impacted by the utilization of research and development tax credits.

SeaChange had net deferred tax assets of $7.7 million at July 31, 2001 and January 31, 2001. Although realizability is not assured, based on the weight of available evidence, SeaChange believes it is more likely than not that all remaining deferred tax assets will be realized. The amount of the deferred tax assets considered realizable is subject to change based on future events, including generating taxable income in future periods. SeaChange will continue to assess the need for the valuation allowance at each balance sheet date based on all available evidence. The amount of the deferred tax assets considered realizable, however, could be reduced in the near term if SeaChange does not generate sufficient taxable income in future periods.

Six Months Ended July 31, 2001 Compared to the Six Months Ended July 31, 2000

Revenues

Systems. Systems revenues increased 17% to $43.1 million in the six months ended July 31, 2001 from $36.7 million in the six months ended July 31, 2000. Revenues from the broadband segment, which accounted for 60% and 59% of total revenues in the six months ended July 31, 2001 and 2000, respectively, increased to $34.5 million in 2001 as compared to $27.9 million in 2000. Interactive television system revenues were $22.7 million for the six months ended July 31, 2001 as compared to $6.7 million in the prior year primarily due to the initial deployment of residential video-on-demand systems in the United States for U.S. cable operators. Included in the interactive television systems revenue was the amortization of $1.1 million related to the deferred equity discount associated with the Comcast equity investment. Digital advertising system revenues were $11.9 million for the six months ended July 31, 2001 as compared to $21.2 million in the prior year. The decrease resulted primarily from the decline in the number of expansion systems purchased by U.S. cable operators. Broadcast system segment revenues were $8.5 million in the six months ended July 31, 2001 as compared to $8.8 million in the six months ended July 31, 2000. The decrease in broadcast revenues is primarily attributable to the decrease in advertising revenues earned by the broadcast companies resulting in a decrease in their capital expenditures for new broadcast systems. We expect future revenue growth, if any, to come principally from our interactive television and broadcast system products as cable and telecommunications companies continue to offer new video-on-demand applications for their customers and the market for digital video servers within the broadcast industry continues to expand. As revenues from broadcast and interactive television products increase, the digital advertising products will become a smaller portion of total system revenues. However, SeaChange believes that there will be a demand for expansions to existing digital advertising insertion systems within the U.S. and growth potential for new interactive advertising systems in the future.

Services. SeaChange's services revenues increased 29% to $14.1 million in the six months ended July 31, 2001 from $11.0 million in the six months ended July 31, 2000. This increase in services revenues primarily resulted from the renewals of technical support and maintenance services, price increases on certain technical support and maintenance services, the impact of a growing installed base of systems and a higher level of product development services.

For the six-month periods ended July 31, 2001 and July 31, 2000, a limited number of our customers each accounted for more than 10% of SeaChange's total revenues. Single customers accounted for 26% and 11% of total revenues in six months ended July 31, 2001 and 13%, 12%, 12% and 11% of total revenues in the six months ended July 31, 2000. Revenue from these customers was primarily in the broadband segment. SeaChange believes that revenues from current and future large customers will continue to represent a significant proportion of total revenues.

International sales accounted for approximately 13% and 15% of total revenues in the six-month periods ended July

31, 2001 and July 31, 2000, respectively. SeaChange expects that international sales will remain a significant portion of SeaChange's business in the future. As of July 31, 2001, substantially all sales of SeaChange's products were made in United States dollars. Therefore, SeaChange has not experienced, nor does it expect to experience in the near term, any material impact from fluctuations in foreign currency exchange rates on its results of operations or liquidity. If this practice changes in the future, SeaChange will reevaluate its foreign currency exchange rate risk.

Gross Profit

Systems. Costs of systems revenues increased 21% to $24.5 million in the six months ended July 31, 2001 as compared to $20.4 million in the six months ended July 31, 2000. In the six months ended July 31, 2001, the increase in costs of systems revenues reflects higher systems revenue offset in part by improved manufacturing efficiencies and lower material costs through improved purchasing efficiencies primarily within the digital advertising insertion products. SeaChange expects cost of systems revenues for the interactive television products within the broadband segment to be higher as a percentage of revenues as the products are first deployed and to decrease as a percentage of revenues as the revenue level increases and SeaChange improves its manufacturing and material purchasing efficiencies.

Systems gross profit as a percentage of systems revenues was 43% and 45% in the six months ended July 31, 2001 and July 31, 2000, respectively. The decrease in systems gross profit in the six months ended July 31, 2001 was primarily due to the shift within broadband product sales from higher gross profit ad insertion systems to lower gross profit interactive television systems. Gross profit for the broadband segment decreased to 43% for the six months ended July 31, 2001 as compared to 45% for the six months ended July 31, 2000 while gross profit for the broadcast segment increased to 43% for the six months ended July 31, 2001 compared to 42% for the six months ended July 31, 2000.

Services. Costs of services revenues increased 20% to $10.4 million in the six months ended July 31, 2001 from $8.7 million in the six months ended July 31, 2000 primarily as a result of increased revenues and the costs associated with SeaChange hiring and training additional service personnel to provide worldwide support for the growing installed base of broadband and broadcast systems and costs associated with providing movie content. Services gross profit as a percentage of services revenue was 26% in the six months ended July 31, 2001 and 21% in the six months ended July 31, 2000. SeaChange expects that it will continue to experience fluctuations in gross profit as a percentage of services revenue as a result of the timing of revenues from technical support and other services to support the growing installed base of systems and the timing of costs associated with SeaChange's ongoing investment required to build a service organization to support the installed base of systems and new products.

Research and Development. Research and development expenses increased 25% to $11.7 million in the six months ended July 31, 2001 as compared to $9.4 million in the six months ended July 31, 2000. The increase in the six months ended July 31, 2001 was primarily attributable to the hiring and contracting of additional development personnel which reflects SeaChange's continuing investment in new products. SeaChange expects that research and development expenses will continue to increase in dollar amount as SeaChange continues its development and support of new and existing products.

Selling and Marketing. Selling and marketing expenses consist primarily of compensation expenses, including sales commissions, travel expenses and certain promotional expenses. Selling and marketing expenses increased 41% to $7.2 million in the six months ended July 31, 2001 from $5.1 million in the six months ended July 31, 2000. The increase was primarily due to the hiring of additional sales personnel for SeaChange's interactive television and broadcast products and higher tradeshow and other promotional related costs.

General and Administrative. General and administrative expenses increased 16% to $3.8 million in the six-month period ended July 31, 2001, as compared to $3.3 million in the six-month period ended July 31, 2000. This increase is primarily due to the amortization of capitalized patent costs and filing fees related to the registration statement covering the shares of SeaChange common stock in the Comcast transaction.

Interest income (expense), net. Interest expense, net was $252,000 for the six months ended July 31, 2001 and interest income, net was $24,000 for the six months ended July 31, 2000. The increase in interest expense, net in the six months ended July 31, 2001 primarily resulted from interest expense on borrowings under SeaChange's lines of credit and borrowings under SeaChange's construction loan.

Provision (benefit) for Income Taxes. SeaChange's effective tax benefit rate was 32% in the six months ended July 31,2001. The effective tax rate for the six months ended July 31, 2001 was favorably impacted by the utilization of research and development tax credits.

SeaChange had net deferred tax assets of $7.7 million at July 31, 2001 and January 31, 2001. Although realizability is not assured, based on the weight of available evidence, SeaChange believes it is more likely than not that all remaining deferred tax assets will be realized. The amount of the deferred tax assets considered realizable is subject to change based on future events, including generating taxable income in future periods. SeaChange will continue to assess the need for the valuation allowance at each balance sheet date based on all available evidence. The amount of the deferred tax assets considered realizable, however, could be reduced in the near term if SeaChange does not generate sufficient taxable income in future periods.

Cumulative effect change in accounting principle. During the fourth quarter of the twelve months ended January 31, 2001, SeaChange implemented the SEC's SAB 101 guidelines, retroactive to the beginning of the year. This was reported as a cumulative effect of a change in accounting principle as of February 1, 2000. Historically, for some of SeaChange's sales transactions, a portion of the sales price, typically 25%, was not due until installation occurred. SeaChange now defers the portion of the sales price not due until installation is complete. The cumulative effect of the change in accounting principle on prior years resulted in a charge to income of $1.1 million (net of income taxes of $732,000) or $0.05 per diluted share which has been included in income for the six months ended July 31, 2000.


Liquidity and Capital Resources

SeaChange has financed its operations and capital expenditures primarily with the proceeds of SeaChange's common stock, borrowings and cash flows generated from operations. Cash and cash equivalents increased $2.9 million from $6.1 million at January 31, 2001 to $9.0 million at July 31, 2001. Working capital increased from approximately $28.8 million at January 31, 2001 to approximately $35.0 million at July 31, 2001.

Net cash provided by operating activities was approximately $4.5 million and $226,000 for the six months ended July 31, 2001 and July 31, 2000, respectively. The net cash provided by operating activities in the six months ended July 31, 2001 was the result of the net loss adjusted for non-cash expenses including depreciation and amortization of $4.3 million and the changes in certain operating assets and liabilities. The significant net changes in assets and liabilities that provided cash from operations included a decrease in inventories of $2.0 million, a decrease in accounts receivable of $664,000 and an increase in deferred revenues of $1.6 million. These items that generated cash from operations were offset by a decrease in accounts payable of $644,000 and a decrease in customer deposits of $1.3 million. We expect inventory levels to continue to decline as revenues from both the broadband and broadcast product segment products increase. We expect that the broadcast segment and the interactive television products within the broadband segment will continue to require a significant amount of cash to fund future product development, to manufacture and deploy customer test and demonstration equipment and to meet higher revenue levels in both product segments.

Net cash used in investing activities was approximately $7.3 million and $4.8 million for the six months ended July 31, 2001 and July 31, 2000, respectively. Intangible assets increased by $2.7 million as a result of the successful defense of its patents. Investment activity consisted primarily of capital expenditures related to capital equipment required to support the expansion and growth of the business.

Net cash provided by financing activities was approximately $5.7 million and approximately $13.8 million for the six months ended July 31, 2001 and July 31, 2000, respectively. In the six months ended July 31, 2001, the cash provided by financing activities included $10.0 million in connection with the issuance of common stock issued on February 28, 2001, from a private placement sale of common stock and a warrant to Comcast SC Investment, Inc. (See Note 10 to the Consolidated Financial Statements). During the same period, cash used in financing activities included approximately $4.0 million in repayments under SeaChange's revolving line of credit and $1.1 million in principal payments under its equipment line of credit and capital lease obligations.

SeaChange had a $6.0 million revolving line of credit and a $5.0 million equipment line of credit with a bank. This revolving line of credit expired in March 2000 and SeaChange's ability to make purchases under the equipment line of credit expired in March 2000. In July 2000, SeaChange renewed its revolving line of credit and equipment line of credit with a bank. The revolving line of credit was extended until March 2001 and borrowings under the facility increased to $7.5 million. The equipment line of credit was extended to provide SeaChange additional equipment financing of $4.0 million through March 2001. In addition, SeaChange entered into a $3.0 million line of credit facility with the Export-Import Bank of the United States ("EXIM") which allows SeaChange to borrow money based upon eligible foreign customer account balances. The ability to borrow funds by SeaChange under this facility also expired in March 2001. SeaChange extended the revolving line of credit and the EXIM line of credit through June 30, 2001 and is currently in the process of negotiating the renewal of all its lines of credit. No borrowings were outstanding under the revolving line of credit at July 31, 2001. Borrowings under all the lines of credit are collateralized by substantially all of SeaChange's assets. Loans made under the revolving line of credit would generally bear interest at a rate per annum equal to the LIBOR rate plus 2% (9.05% at July 31, 2001). Loans under the EXIM line of credit bear interest at a rate per annum equal to the prime rate (9.5% at July 31, 2001). Loans made under the equipment line of credit bear interest at a rate per annum equal to the bank's base rate plus 1.0% (10.5% at July 31, 2001). The loan agreements relating to the lines of credit requires that SeaChange provide the bank with certain periodic financial reports and comply with certain financial ratios including the maintenance of total liabilities, excluding deferred revenue, to net worth ratio of at least .80 to 1.0. At July 31, 2001, SeaChange was not in compliance with certain covenants of the loan agreement for all the lines of credit. Seachange received a waiver of non-compliance from the bank.

In October 2000, SeaChange entered into an agreement with a bank to finance $1.2 million of the construction costs related to the purchase and renovation of a manufacturing mill in New Hampshire that SeaChange previously purchased in February 2000. Upon occupancy of the building in November 2000, the loan converted into two promissory notes whereby SeaChange will pay principal and interest based upon a fixed interest rate per annum over a five and ten year period, respectively (8.875% at July 31, 2001). Borrowings under the loan are secured by the land and buildings of the renovated mill. The loan agreement requires that SeaChange provide the bank with certain periodic financial reports and comply with certain financial ratios. At July 3, 2001, SeaChange was in compliance with all covenants. As of July 31, 2001, borrowings outstanding under the loan were $1.1 million.

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

SeaChange believes that existing funds are adequate to satisfy its working capital and capital expenditure requirements for the foreseeable future.

SeaChange had no material capital expenditure commitments as of July 31, 2001.

Effects of Inflation

Management believes that financial results have not been significantly impacted by inflation and price changes.

Recent Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141 ("SFAS 141"), "Business Combinations." SFAS 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interest method. SeaChange believes SFAS 142 will not impact its current financial position and results of operations.

In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets", which is effective for SeaChange on February 1, 2002. SFAS 142 requires, among other things, the discontinuance of goodwill amortization and includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, and reclassification of certain intangibles out of previously reported goodwill.

SFAS 142 also requires SeaChange to complete a transitional goodwill impairment test within six months from the date of adoption. SeaChange is currently assessing but has not yet determined the impact of SFAS 142 on its financial position and results of operations.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

SeaChange faces exposure to financial market risks, including adverse movements in foreign currency exchange rates and changes in interest rates. These exposures may change over time as business practices evolve and could have a material adverse impact on SeaChange's financial results. SeaChange's primary exposure has been related to local currency revenue and operating expenses in Europe and Asia. Historically, SeaChange has not hedged specific currency exposures as gains and losses on foreign currency transactions have not been material to date. At July 31, 2001, SeaChange had approximately $5,000,000 outstanding related to variable rate U.S. dollar denominated debt. The carrying value of these short-term borrowings approximates fair value due to the short maturities of these instruments. Assuming a hypothetical 10% adverse change in the interest rate, interest expense on these short-term borrowings would increase by approximately $37,000.

The carrying amounts reflected in the consolidated balance sheet of cash and cash equivalents, trade receivables, and trade payables approximates fair value at July 31, 2001 due to the short maturities of these instruments.

SeaChange maintains investment portfolio holdings of various issuers, types, and maturities. SeaChange's cash and marketable securities include cash equivalents, which SeaChange considers investments to be purchased with original maturities of three months or less given the short maturities and investment grade quality of the portfolio holdings at July 31, 2001, a sharp rise in interest rates should not have a material adverse impact on the fair value of SeaChange's investment portfolio. As a result, SeaChange does not currently hedge these interest rate exposures.




                           PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

The patent infringement action (Civil Action No. 2:00-CV-195) filed by Beam Laser Systems, Inc. and Frank L. Beam in federal court in the Eastern District of Virginia against SeaChange, one of SeaChange's customers, Cox Communications, Inc., and two related companies of Cox Communications, has settled and been dismissed. In that action, Beam Laser asserted that ad insertion technology, including the SeaChange SPOT ad insertion system, used by Cox Communications and its companies infringed two United States patents held by Beam Laser (Patents No. 4,814,883 and 5,200,825), and sought both an injunction and monetary damages. All parties reached a settlement of that action effective as of June 28, 2001, which settlement included a consent judgment entered by the federal court in the Eastern District of Virginia on July 9, 2001. The settlement in part provides a judgment that all versions of SeaChange's SPOT product do not and have not infringed either of Beam Laser's two patents in the action, that Cox Communications' and its companies' use of those products and certain products of third parties does not infringe either of those two patents, waiving all rights to appeal, and dismissing with prejudice all other claims in the action. The settlement also contains both covenants by Beam Laser not to sue SeaChange, Cox Communications and its companies and customers for infringement of those patents regarding any products or uses and a fully paid-up, irrevocable license by Beam Laser to SeaChange under those two patents.

On June 13, 2000, SeaChange filed in the United States District Court for the District of Delaware a lawsuit against one of our competitors, nCube Corp., whereby SeaChange alleged that nCube's MediaCube-4 product infringed a patent held by SeaChange (Patent No. 5,862,312). In instituting the claim, SeaChange sought both a permanent injunction and damages in an unspecified amount. nCube made a counterclaim against SeaChange that the patent held by SeaChange was invalid and that nCube's MediaCube-4 product did not infringe the SeaChange patent. On September 6, 2000, nCube conceded, based on the District Court's prior claim construction ruling, that its MediaCube-4 product infringed the SeaChange patent.

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

SeaChange cannot be certain of the outcome of the foregoing litigation, but SeaChange plans to oppose allegations against it and assert its claims against other parties vigorously. In addition, as these claims are in the early stages of discovery and certain claims for damages are as yet unspecified, SeaChange is unable to estimate the impact to its business, financial condition, and results of operations or cash flows.

Item 4. Submission of Matters to a Vote of Security Holders.


The annual meeting of the security holders of SeaChange was held on July 17, 2001. Matters considered and acted upon the meeting included the election of two
(2) members to the SeaChange's Board of Directors, each to serve for a three-year term as a Class II Director, and the approval of an amendment to SeaChange's Amended and Restated 1995 Stock Option Plan to increase the number of shares of SeaChange's common stock available for issuance thereunder from 4,800,000 to 9,200,000 shares.

Martin R. Hoffmann was elected as a Class II Director of the Company with 20,678,085 shares of SeaChange's common stock voted for and 472,906 shares of SeaChange's common stock withheld from the election of Mr. Hoffmann. Thomas F. Olson was elected as a Class II Director of the Company with 20,675,447 shares of SeaChange's common stock voted for and 475,544 shares of SeaChange's common stock withheld from the election of Mr. Olson. In addition, after the annual meeting, the following persons continued to serve as directors of the Company:
William C. Styslinger, III and Carmine Vona.

With respect to the approval of the amendment to SeaChange's Amended and Restated 1995 Stock Option Plan to increase the number of shares of SeaChange's common stock available for issuance thereunder from 4,800,000 to 9,200,000 shares, 9,986,988 shares of SeaChange's common stock voted for, 4,767,709 shares of SeaChange's common stock voted against, and 786,301 shares of SeaChange's common stock abstained from such vote.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, SeaChange International, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  September 14, 2001

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