Form 10-Q
period 2001-10-31
SEACHANGE INTERNATIONAL INC
filed 2001-12-13
CIK 1019671

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                   FORM 10-Q

                                  (Mark One)

              X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   -- OF THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended October 31, 2001

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

YES __X___ NO _______

The number of shares outstanding of the registrant's Common Stock on December 10, 2001 was 23,052,890.

                         SEACHANGE INTERNATIONAL, INC.

                               Table of Contents

PART I.  FINANCIAL INFORMATION
                                                                                Page
                                                                                ----
         Item 1. Consolidated Financial Statements

         Consolidated Balance Sheet
          at October 31, 2001 and January 31, 2001..............................     3

         Consolidated Statement of Operations
            Three and nine months ended October 31, 2001 and October 31, 2000...     4

         Consolidated Statement of Cash Flows
            Nine months ended October 31, 2001 and October 31, 2000.............     5

         Notes to Consolidated Financial Statements.............................  6-11

         Item 2. Management's Discussion and Analysis of Financial
                 Condition and Results of Operations............................ 12-19

         Item 3. Quantitative and Qualitative Disclosures About Market
                 Risk...........................................................    19

PART II. OTHER INFORMATION

         Item 1. Legal Proceedings.............................................. 19-20

         Item 6. Exhibits and Reports on Form 8-K...............................    20


SIGNATURES......................................................................    21

EXHIBIT INDEX...................................................................    22

ITEM I. Financial Statements

                         SEACHANGE INTERNATIONAL, INC.
                          CONSOLIDATED BALANCE SHEET
                   (in thousands, except share-related data)


                                                       October 31,   January 31,
                                                           2001         2001
                                                           ----         ----
Assets
Current assets
    Cash and cash equivalents........................    $ 7,280      $ 6,145
    Accounts receivable, net of allowance for
     doubtful accounts of $687 at October 31, 2001
     and $742 at January 31, 2001....................     24,316       27,112
    Inventories......................................     24,923       24,907
    Prepaid expenses and other current assets........      3,187        2,671
    Deferred income taxes............................      7,001        7,001
                                                       ----------    ---------
    Total current assets.............................     66,707       67,836

Property and equipment, net..........................     17,526       15,886
Other assets.........................................      1,117        1,159
Deferred income taxes................................      1,481          674
Goodwill and intangibles, net........................      4,575        2,698
                                                       ----------    ---------
                                                         $91,406      $88,253
                                                       ==========    =========


Liabilities and Stockholders' Equity
Current liabilities
    Line of credit...................................    $     -      $ 4,000
    Current portion of line of credit
      and obligations under capital leases...........        316        2,532
    Accounts payable.................................     16,131       17,332
    Accrued expenses.................................      1,888        1,816
    Customer deposits................................        946        3,946
    Deferred revenue.................................      9,362        8,435
    Income taxes payable.............................        471          956
                                                       ----------    ---------
    Total current liabilities........................     29,114       39,017
                                                       ----------    ---------

Long-term line of credit and
    obligations under capital leases.................      6,442        3,934
                                                       ----------    ---------

Commitments and contingencies (Note 9)

Stockholders' Equity
Common stock, $.01 par value; 100,000,000
  shares authorized; 22,962,415 and 22,037,811
  shares issued at October 31, 2001 and
  January 31, 2001, respectively.....................        230          221
Additional paid-in capital...........................     63,630       50,157
Deferred equity discount (Note 10)...................     (1,187)           -
Accumulated deficit..................................     (6,619)      (4,905)
Accumulated other comprehensive loss.................       (204)        (171)
                                                       ----------    ---------
Total stockholders' equity...........................     55,850       45,302
                                                       ----------    ---------
                                                        $ 91,406     $ 88,253
                                                       ==========    =========

                The accompanying notes are an integral part of
                    these consolidated financial statements

                         SEACHANGE INTERNATIONAL, INC.
                     CONSOLIDATED STATEMENT OF OPERATIONS
                     (in thousands, except per share data)


                                                                  Three months ended                         Nine months ended
                                                           ---------------------------------          ------------------------------
                                                           October 31,           October 31,          October 31,        October 31,
                                                              2001                  2000                 2001                2000
                                                             ------                ------               ------              ------
Revenues
  Systems............................................        $17,776              $19,110               $60,829            $55,794
  Services...........................................          7,445                5,916                21,572             16,892
                                                             -------              -------               -------            -------
                                                              25,221               25,026                82,401             72,686
Cost of revenues
  Systems............................................         10,682                9,684                35,208             30,043
  Services...........................................          5,201                4,582                15,644             13,271
                                                             -------              -------               -------            -------
                                                              15,883               14,266                50,852             43,314
                                                             -------              -------               -------            -------
Gross profit.........................................          9,338               10,760                31,549             29,372
                                                             -------              -------               -------            -------
Operating expenses
  Research and development...........................          5,883                5,101                17,560             14,456
  Selling and marketing..............................          3,410                3,169                10,599              8,284
  General and administrative.........................          1,748                1,675                 5,579              4,977
                                                             -------              -------               -------            -------
                                                              11,041                9,945                33,738             27,717
                                                             -------              -------               -------            -------

Income (loss) from operations........................         (1,703)                 815                (2,189)             1,655
Interest (expense), net..............................            (80)                 (54)                 (332)               (30)
                                                             -------              -------               -------            -------
  Income (loss) before income taxes..................         (1,783)                 761                (2,521)             1,625
Provision (benefit) for income taxes.................           (571)                 249                  (807)               520
                                                             -------              -------               -------            -------
Income (loss) before cumulative effect of change
  in accounting principle............................         (1,212)                 512                (1,714)             1,105
Cumulative effect of change in accounting principle,
  net of tax of $732.................................              -                    -                     -             (1,100)
                                                             -------              -------               -------            -------
Net income (loss)....................................        $(1,212)             $   512               $(1,714)           $     5
                                                             =======              =======               =======            =======
Basic earnings (loss) per share before
  cumulative effect of change in accounting
  principle..........................................        $ (0.05)             $  0.02               $ (0.08)           $  0.05

Cumulative effect of change in accounting principle..              -                    -                     -            $ (0.05)
                                                             -------              -------               -------            -------
Basic earnings (loss) per share......................        $ (0.05)             $  0.02               $ (0.08)           $  0.00
                                                             =======              =======               =======            =======
Diluted earnings (loss) per share....................        $ (0.05)             $  0.02               $ (0.08)           $  0.00
                                                             =======              =======               =======            =======
Weighted average common shares outstanding:
     Basic...........................................         22,939               21,855                22,796             21,668
                                                             =======              =======               =======            =======
     Diluted.........................................         22,939               23,218                22,796             23,170
                                                             =======              =======               =======            =======

                The accompanying notes are an integral part of
                    these consolidated financial statements

                         SEACHANGE INTERNATIONAL, INC.
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                     INCREASE IN CASH AND CASH EQUIVALENTS
                                (in thousands)

                                                                                        Nine months ended
                                                                            -------------------------------------------
                                                                               October 31,             October 31,
                                                                                  2001                     2000
                                                                            ------------------      -------------------
 Cash flows from operating activities:
     Net income (loss).....................................................           $(1,714)                 $     5
     Adjustments to reconcile net income (loss) to net cash
        provided by (used in) operating activities:
           Depreciation and amortization...................................             5,268                    3,546
           Inventory valuation allowance...................................                 -                      149
           Amortization of deferred equity discount........................             1,142                        -
           Deferred taxes..................................................              (807)                       -
           Changes in operating assets and liabilities:
              Accounts receivable..........................................             2,796                   (6,528)
              Inventories..................................................              (533)                  (3,204)
              Prepaid expenses and other assets............................              (506)                  (2,459)
              Accounts payable.............................................            (1,201)                   4,476
              Accrued expenses.............................................                72                     (804)
              Customer deposits............................................            (3,000)                   1,445
              Deferred revenue.............................................               927                    1,888
              Income taxes payable.........................................              (485)                    (508)
                                                                             ----------------        -----------------
                  Net cash provided by (used in) operating activities                   1,959                   (1,994)
                                                                             ----------------        -----------------


 Cash flows from investing activities:
     Purchases of property and equipment...................................            (5,559)                  (7,367)
     Increase in intangible assets.........................................            (2,709)                  (2,209)
                                                                             ----------------        -----------------
                  Net cash used in investing activities                                (8,268)                  (9,576)
                                                                             ----------------        -----------------


 Cash flows from financing activities:
     Borrowings under construction loan....................................                 -                    1,044
     Borrowings under line of credit.......................................             5,409                    4,324
     Repayment of borrowings under revolving line of credit................            (4,000)                       -
     Repayment of borrowings under construction loan and line of credit....            (4,967)                  (1,017)
     Repayment of obligations under capital lease..........................              (150)                    (181)
     Net proceeds from issuance of common stock............................            11,152                   11,923
                                                                             ----------------        -----------------
                  Net cash provided by financing activities                             7,444                   16,093
                                                                             ----------------        -----------------

 Net increase in cash and cash equivalents.................................             1,135                    4,523
 Cash and cash equivalents, beginning of period............................             6,145                    2,721
                                                                             ----------------        -----------------
 Cash and cash equivalents, end of period..................................           $ 7,280                  $ 7,244
                                                                             ================        =================


 Supplemental disclosure of noncash activities
    Transfer of items originally classified as fixed assets to
       inventories.........................................................           $   530                  $   497

    Transfer of items originally classified as inventories to
       fixed assets........................................................           $ 1,047                  $     -


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

SeaChange's transactions frequently involve the sales of systems and services under multiple element arrangements. Systems sales always include at least one year of free technical support and maintenance services. Revenue under multiple element arrangements is allocated to all elements except systems based upon the fair value of those elements. The amounts allocated to training, project management, technical support and maintenance and content fees is based upon the price charged when these elements are sold separately and unaccompanied by the other elements. The amount allocated to installation revenue is based upon hourly rates and the estimated time required to complete the service. The amount allocated to systems is calculated on a residual method basis. Under this method, the total arrangement value is allocated first to undelivered elements, based on their fair values, with the remainder being allocated to systems revenue. Installation, training and project management services are not essential to the functionality of systems as these services do not alter the equipment's capabilities, are available from other vendors and the systems are standard products.

3.   Earnings Per Share

For the three and nine months ended October 31, 2001, common shares of 3,503,315 issuable upon the exercise of stock options are antidilutive because SeaChange recorded a net loss for the periods, and therefore, have been excluded from the diluted earnings per share computation.

                          SEACHANGE INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     (in thousands, except per share data)

Below is a summary of the shares used in calculating basic and diluted earnings per share for the periods indicated:

                                                              Three months ended             Nine months ended
                                                            ------------------------     ------------------------
                                                            October 31,  October 31,     October 31,  October 31,
                                                               2001         2000            2001         2000
                                                            ----------   ----------      ----------   ----------
Weighted average shares used in calculating
   earnings per share - Basic...........................        22,939       21,855          22,796       21,668
Dilutive common stock equivalents.......................            --        1,363              --        1,502
                                                            ----------   ----------    -----------    ----------
Weighted average shares used in calculating earnings
   per share - Diluted..................................        22,939       23,218          22,796       23,170
                                                            ==========   ==========    ============   ==========

4.   Inventories

Inventories consist of the following:

                                                                                       October 31,     January 31,
                                                                                          2001            2001
                                                                                      -------------    -----------
Components and assemblies..............................                               $       7,398    $    18,695
Finished products .....................................                                      17,525          6,212
                                                                                      -------------    -----------
                                                                                      $      24,923    $    24,907
                                                                                      =============    ===========

5. Comprehensive Income (Loss)

SeaChange's comprehensive income (loss) was as follows:

                                                               Three months ended             Nine months ended
                                                            ------------------------      -------------------------
                                                            October 31,   October 31,      October 31,    October 31,
                                                                2001         2000              2001           2000
                                                            ----------    ----------       ----------     ----------
Net income (loss) ......................................     $ (1,212)     $     512        $  (1,714)      $      5

Other comprehensive income (expense), net of tax:
Foreign currency translation adjustment, net of
tax of $4, $(9), $(11) and $(34), respectively .........            7            (18)             (22)           (72)
                                                             --------      ---------        ---------       --------
Other comprehensive income (expense) ...................            7            (18)             (22)           (72)
                                                             --------      ---------        ---------       --------
Comprehensive income (loss) ............................     $ (1,205)     $     494        $  (1,736)      $    (67)
                                                             ========      =========        =========       ========

6.  Deferred Legal Costs

SeaChange defers legal costs associated with defending its existing patents. If the patent defense is successful, the costs are capitalized and amortized over their estimated remaining useful life. If the patent defense is unsuccessful, the amounts deferred are charged to operating expense. In July 2001, approximately $2.7 million in deferred legal costs were capitalized into intangible assets as a result of the successful defense of patents.

                          SEACHANGE INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (in thousands, except per share data)

7.  Change in Accounting Principle

In December 1999, the SEC issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 summarizes certain areas of the Staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. Historically, for some of SeaChange's sales transactions, a portion of the sales price, typically 25%, was not due until installation occurred. Under SAB 101 and the new accounting method adopted retroactive to February 1, 2000, SeaChange now defers the portion of the sales price not due until installation is complete. During the fourth quarter of the twelve months ended January 31, 2001, SeaChange implemented the SEC's SAB 101 guidelines, retroactive to the beginning of the year. This was reported as a cumulative effect of a change in accounting principle as of February 1, 2000. The cumulative effect of the change in accounting principle on prior years resulted in a charge to income of $1.1 million (net of income taxes of $732,000), or $0.05 per diluted share, which has been included in income for the nine months ended October 31, 2000. The results for the nine months ended October 31, 2000 have been restated to conform with SAB 101.

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

                                               Three months ended                  Nine months ended
                                           --------------------------          --------------------------
                                           October 31,     October 31,         October 31,     October 31,
                                               2001           2000                 2001            2000
                                           ---------       ----------          ----------      ----------
Revenues
          Broadband......................  $  13,629       $   11,377          $   48,158      $   39,273
          Broadcast......................      4,147            7,733              12,671          16,521
          Services.......................      7,445            5,916              21,572          16,892
                                           ---------       ----------          ----------      ----------
          Total..........................  $  25,221       $   25,026          $   82,401      $   72,686
                                           ---------       ----------          ----------      ----------

Costs of revenues
          Broadband......................  $   8,256       $    5,650          $   27,956      $   20,885
          Broadcast......................      2,426            4,034               7,252           9,158
          Services.......................      5,201            4,582              15,644          13,271
                                           ---------       ----------          ----------      ----------
          Total..........................  $  15,883       $   14,266          $   50,852      $   43,314
                                           =========       ==========          ==========      ==========

The following summarizes revenues by geographic locations:

          Revenues
          United States..................  $  21,635       $   17,622          $   71,313      $   57,969
          Canada and South America.......        406              986                 940           2,988
          Europe.........................      1,292            2,828               5,185           5,802
          Asian Pacific and rest
             of world....................      1,888            3,590               4,963           5,927
                                           ---------       ----------          ----------       ---------
                                           $  25,221       $   25,026          $   82,401       $  72,686
                                           =========       ==========          ==========       =========


                          SEACHANGE INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (in thousands, except per share data)


For the three and nine months ended October 31, 2001 and 2000, certain customers each accounted for more than 10% of SeaChange's revenue. Individual customers each accounted for 38% of revenues in the three months ended October 31, 2001, 14% of revenues in the three months ended October 31, 2000, 20% and 17%
of revenues in the nine months ended October 31, 2001, and 11%, 11%, 10% and 10% in the nine months ended October 31, 2000.

                                                 Three months ended             Nine months ended
                                              -------------------------     --------------------------
                                              October 31,    October 31,    October 31,     October 31,
                                                 2001           2000           2001            2000
                                              ----------     ----------     ----------      ----------
Customer A...........................                            14%            20%
Customer B...........................            38%                            17%             11%
Customer C...........................                                                           11%
Customer D...........................                                                           10%
Customer E...........................                                                           10%

9.   Legal Proceedings

On June 13, 2000, SeaChange filed in the United States District Court for the District of Delaware a lawsuit against one of its competitors, nCube Corp., whereby SeaChange alleged that nCube's MediaCube-4 product infringed a patent held by SeaChange (Patent No. 5,862,312) relating to SeaChange's MediaCluster technology. In instituting the claim, SeaChange sought both a permanent injunction and damages in an unspecified amount. nCube made a counterclaim against SeaChange that the patent held by SeaChange was invalid and that nCube's MediaCube-4 product did not infringe SeaChange's patent. On September 6, 2000, nCube conceded, based on a claim construction ruling, that nCube's MediaCube-4 product infringed SeaChange's patent. On September 25, 2000, a jury upheld the validity of SeaChange's patent. nCube has filed motions challenging both the jury's verdict and the District Court's claim construction ruling. The District Court has yet to rule on nCube's motions. At this time, SeaChange is awaiting the court's decision regarding a permanent injunction. Damages will be determined in future proceedings.

On January 8, 2001, nCube Corp. filed a complaint against SeaChange in the United States District Court for the District of Delaware alleging that SeaChange's use of SeaChange's Media Cluster, Media Express and Media Server technology each infringe a patent held by nCube (Patent No. 5,805,804). In instituting the claim, nCube has sought both an injunction and monetary damages in an unspecified amount. SeaChange responded on January 26, 2001, denying that claim of infringement. SeaChange also asserted a counterclaim seeking a declaration from the District Court that U.S. Patent No. 5,805,804 is invalid and not infringed. Currently discovery on this claim is scheduled to be completed in December 2001, following which will be a claim construction hearing.

On June 14, 1999, SeaChange filed a defamation complaint against Jeffrey Putterman, Lathrop Investment Management, Inc. and Concurrent Computer Corporation in the Circuit Court of Pulaski County, Arkansas alleging that the defendants conspired to injure SeaChange's business and reputation in the marketplace. The complaint further alleges that Mr. Putterman and Lathrop Investment Management, Inc. defamed SeaChange through false postings on an Internet message board. The complaint seeks unspecified amounts of compensatory and punitive damages. On June 14, 2000, Concurrent filed a counterclaim under seal against SeaChange seeking unspecified damages. On July 28, 2000, Concurrent filed a motion for summary judgement on the claim of civil conspiracy and on January 4, 2001, the trial court entered an order granting summary judgement for Concurrent on that claim. SeaChange immediately requested reconsideration of this order or, in the alternative, recertification for immediate appeal. On
June 12, 2001, the trial court denied the motion for reconsideration but made findings which permitted an immediate appeal and on July 11, 2001 SeaChange filed an appeal. The motions relating to these claims and counterclaims are currently pending and no trial date has been set.

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

On February 28, 2001, SeaChange and Comcast SC signed and closed a new common stock and warrant purchase agreement on terms similar to the prior agreement. Under the terms of this new agreement, SeaChange sold in a private placement to Comcast SC for approximately $10,000,000 an aggregate of 756,144 shares of SeaChange's common stock and a warrant to purchase 100,000 shares of SeaChange's common stock with an exercise price of $13.225 per share. Under certain conditions determined upon the effectiveness of the registration of the shares, the number of common shares purchased and the number of common stock purchase warrants and related exercise price are subject to adjustment. An additional number of shares of common stock shall be issued to Comcast SC without any additional consideration as is equal to the difference between 756,144, the number of shares of common stock issued on February 28, 2001, and the number of shares obtained by dividing $10,000,000 by the lower of 1) 92% of the closing market price of SeaChange's common stock on the date of effectiveness of the registration statement, and 2) the average of the closing market price of SeaChange's common stock for the five trading days ending on the effective date of the registration statement, if either of such prices is lower than $13.225. The warrant agreement contains an adjustment mechanism such that the warrant is exercisable for an additional 25,000 shares of SeaChange's common stock if the registration statement has not been declared effective on or before March 31, 2001 and an additional 333.33 shares of SeaChange's common stock per day beginning on and including May 1, 2001 for each day up to and including the day the registration statement is declared effective. The warrant agreement also provides that the exercise price of the warrant will be reduced on the effective date of the registration statement to the lower of 1) 92% of the closing market price of SeaChange's common stock on the effective date of the registration statement, and 2) the average of the closing market prices of SeaChange's common stock for the five trading days ending on the date of effectiveness of the registration statement, if either of such prices is lower than $13.225, the exercise price as of the closing date.

SeaChange determined the intrinsic value of $586,000 related to the 756,144 shares of common stock purchased on February 28, 2001 and measured the fair value of $1.1 million related to the 100,000 common stock purchase warrants as of the closing date and recorded these amounts as contra-equity. On April 30, 2001, SeaChange recorded an additional contra-equity amount of $325,000 for the fair value of the additional 25,000 common stock purchase warrants of SeaChange common stock as the registration statement had not been declared effective on or before March 31, 2001. As of June 13, 2001 SeaChange recorded an additional contra-equity amount of $335,000 for the fair value of the additional 14,667 common stock purchase warrants of SeaChange common stock. Based on the closing market price on the date of effectiveness of the registration statement and the five trading days preceding the date of effectiveness of this registration statement, no additional shares were issued to Comcast SC pursuant to the terms of the purchase agreement and Comcast is not entitled to the issuance in the future of additional shares pursuant to the terms of the purchase agreement. The contra-equity amount is being amortized as an offset to gross revenue in proportion to the revenue recognized from the sale of equipment with respect to the first one million subscribers Comcast has committed to under the video-on-demand purchase agreement. During the three and nine months ended October 31, 2001, SeaChange amortized $18,000 and $1.1 million, respectively, of the deferred equity discount. The fair value of the additional incentive common stock purchase warrants will also be recorded as an offset to gross revenue as the warrants are earned by Comcast, if any.

                          SEACHANGE INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (in thousands, except per share data)

11.  New Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141 ("SFAS 141"), "Business Combinations." SFAS 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interest method. SeaChange believes that the adoption of SFAS 141 will not have a material impact on its current financial position and results of operations.

In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets", which is effective for SeaChange on February 1, 2002. SFAS 142 requires, among other things, the discontinuance of goodwill amortization and includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, and reclassification of certain intangibles out of previously reported goodwill. SeaChange believes that the adoption of SFAS 142 will not have a material impact on its current financial position and results of operations.

In August 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 143 ("SFAS 143"), "Accounting for obligations associated with the Retirement of Long-Lived Assets." SFAS 143 provides the accounting requirements for retirement obligations associated with tangible long-lived assets. SFAS 143 is effective for financial statements for fiscal years beginning after June 15, 2002. SeaChange believes that the adoption of SFAS 143 will not have a material impact on its current financial position and results of operations.

In October 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 144 ("SFAS 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS 144 requires one method of accounting for long-lived assets disposed of by sale. SFAS 144 is effective for financial statements for fiscal years beginning after December 15, 2001. SeaChange believes that the adoption of SFAS 144 will not have a material impact on its current financial position and results of operations.

12.  Income Taxes

At October 31, 2001, SeaChange had net deferred tax assets of $8.5 million. Although realizability is not assured, based on the weight of available evidence, SeaChange believes it is more likely than not that all remaining deferred tax assets will be realized. The amount of the deferred tax assets considered realizable is subject to change based on future events, including generating taxable income in future periods. SeaChange will continue to assess the need for the valuation allowance at each balance sheet date based on all available evidence. The amount of the deferred tax assets considered realizable, however, could be reduced in the near term if SeaChange does not generate sufficient taxable income in future periods.

13.  Debt Agreement

SeaChange has entered into a $10.0 million revolving line of credit with a bank that expires in October 2003. Loans made under this revolving line of credit would generally bear interest at a rate per annum equal to the bank's prime rate, 5.50% at October 31, 2001. At October 31, 2001, SeaChange has outstanding borrowings of $5.4 million under this revolving line of credit. Borrowings under this line of credit are collateralized by substantially all of SeaChange's assets. The loan agreement requires that SeaChange provide the bank with certain periodic financial reports and comply with certain financial ratios including a minimum level of earnings before interest, taxes and depreciation and amortization on a trailing twelve month basis. At October 31, 2001, SeaChange was in compliance with these financial covenants.

The line of credit replaces SeaChange's prior revolving line of credit and equipment line with a different bank. In conjunction with entering into the new bank line, SeaChange repaid to its prior lender all outstanding borrowings under the equipment line of financing in an amount of $3.4 million.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Factors That May Affect Future Results

Any statements contained in this Form 10-Q that do not describe historical facts, including without limitation statements concerning expected revenues, earnings, product introductions and general market conditions, may constitute forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. Any such forward-looking statements contained herein are based on current expectations, but are subject to a number of risks and uncertainties that may cause actual results to differ materially from expectations. The factors that could cause actual future results to differ materially from current expectations include the following: the development of the video-on-demand market; SeaChange's significant concentration of customers; fluctuations in demand for SeaChange's products and services; Seachange's ability to manage its growth; the sensitivity of the video-on-demand market to continued content licensing from content providers; SeaChange's ability to develop, market and introduce new and enhanced products and services on a timely basis; SeaChange's dependence on certain sole source suppliers and third party manufacturers; the ability of SeaChange to compete successfully in the future; the rapid technology change which characterizes SeaChange's markets; SeaChange's ability to protect its intellectual property and expenses incurred with defending these rights; the risks associated with international sales as SeaChange expands its markets; SeaChange's ability to integrate the operations of acquired subsidiaries; changes in the current regulatory environment in which SeaChange operates; SeaChange's ability to hire and retain skilled employees; and increasing political and social turmoil. Further information on factors that could cause actual results to differ from those anticipated is detailed in various filings made by SeaChange from time to time with the Securities and Exchange Commission, including but not limited to, those appearing under the caption "Risk Factors" in SeaChange's Registration Statement on Form S-3 filed with the Securities and Exchange Commission on December 5, 2001. Any forward-looking statements should be considered in light of those factors.

Overview

SeaChange is a leading developer, manufacturer and marketer of systems, known as video storage servers, that automate the management and distribution of long-form video streams, such as movies or other feature presentations, and short-form video streams, such as advertisements.

SeaChange has three reportable segments: broadband systems, broadcast systems and services. The broadband systems segment includes products, such as digital advertising and video-on-demand products, that digitally manage, store and distribute digital video for cable system operators and telecommunications companies. The broadcast systems segment includes products for the storage, archival, on-air playback of advertising and other video programming for the broadcast television industry. System revenues are comprised of sales of SeaChange's broadband and broadcast systems. The service segment is comprised of revenue related to product development contracts, installation, training, product maintenance and technical support for all of the above systems, and content which is distributed by the broadband product segment.

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

SeaChange's transactions frequently involve the sales of systems and services under multiple element arrangements. Systems sales always include at least one year of free technical support and maintenance services. Revenue under multiple element arrangements is allocated to all elements except systems based upon the fair value of those elements. The amounts allocated to training, project management, technical support and maintenance and content fees is based upon the price charged when these elements are sold separately and unaccompanied by the other elements. The amount allocated to installation revenue is based upon hourly rates and the estimated time required to complete the service. The amount allocated to systems is calculated on a residual method basis. Under this method, the total arrangement value is allocated first to undelivered elements, based on their fair values, with the remainder being allocated to systems revenue. Installation, training and project management services are not essential to the functionality of systems as these services do not alter the equipment's capabilities, are available from other vendors and the systems are standard products.

SeaChange has experienced fluctuations in its systems revenues from quarter to quarter due to the timing of receipt of customer orders and the shipment of those orders. The factors that impact the timing of receipt of customer orders include among other factors: (1) the customer's obtaining authorized signatures on their purchase orders, (2) budgetary approvals within the customer's company for capital purchases and (3) the ability to process the purchase order within the customer's organization in a timely manner. Factors that may impact the shipment of customer orders include: (1) the availability of material to produce the product, and (2) the time required to produce and test the system before delivery. Because the average sales price of a SeaChange system is high, the delay in the timing of receipt and shipment of any one customer order can result in quarterly fluctuations in SeaChange's revenue.

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

THREE MONTHS ENDED OCTOBER 31, 2001 COMPARED TO THE THREE MONTHS ENDED OCTOBER 31, 2000

Revenues

Systems. SeaChange's systems revenues consist of sales of SeaChange's broadband and broadcast products. Systems revenues decreased 7% to $17.8 million in the three months ended October 31, 2001 as compared to $19.1 million in the three months ended October 31, 2000. Revenues from the broadband segment, which accounted for 54% and 45% of total revenues in the three months ended October 31, 2001 and 2000, respectively, increased to $13.6 million for the comparable periods in 2001 as compared to $11.4 million for the comparable periods in 2000. Interactive television system revenues were $10.2 million for the three months ended October 31, 2001 as compared to $3.2 million in the comparable period in the prior year primarily due to the initial deployment of residential video-on-demand systems in the U.S. for cable operators. Included in the interactive television systems revenue was the amortization of $18,000 related to the deferred equity discount associated with the Comcast equity investment. Digital advertising system revenues were $3.4 million for the three months ended October 31, 2001 as compared to $8.1 million in the prior year. The decrease resulted primarily from the decline in the number of expansion systems purchased by U.S. cable operators. Broadcast system segment revenues were $4.1 million in the three months ended October 31, 2001 as compared to $7.7 million in the three months ended October 31, 2000. The decrease in broadcast revenues is primarily attributable to the decrease in advertising revenues earned by the broadcast companies resulting in a decrease in their capital expenditures for new broadcast systems. We expect future revenue growth, if any, to come principally from our interactive television and broadcast system products as cable and telecommunications companies continue to offer new video-on-demand applications for their customers and the market for digital video servers within the broadcast industry continues to expand. As revenues from broadcast and interactive television products and broadcast increase, the digital advertising products will become a smaller portion of total system revenues. However, SeaChange believes that there will be a continuing demand for expansions to existing digital advertising insertion systems within the U.S.

Services. SeaChange's services revenues consist of fees for installation, training, product maintenance, technical support services, product development services and movie content fees. SeaChange's services revenues increased 26% to $7.4 million in the three months ended October 31, 2001 from $5.9 million in the three months ended October 31, 2000. This increase in services revenues primarily resulted from the renewals of technical support and maintenance services, price increases on certain technical support and maintenance services, the impact of a growing installed base of systems and a higher level of product development services.

For the three-month periods ended October 31, 2001 and October 31, 2000, a limited number of our customers each accounted for more than 10% of SeaChange's total revenues. Single customers accounted for 38% of total revenues in three months ended October 31, 2001 and 14% of total revenues in the three months ended October 31, 2000. Revenue from these customers was primarily in the broadband segment. SeaChange believes that a significant portion of SeaChange's revenues will continue to be derived from a limited number of large customers.

International sales accounted for approximately 14% and 30% of total revenues in the three-month periods ended October 31, 2001 and October 31, 2000, respectively. SeaChange expects that international sales will remain a significant portion of SeaChange's business in the future. As of October 31, 2001, substantially all sales of SeaChange's products were made in United States dollars. Therefore, SeaChange has not experienced, nor does it expect to experience in the near term, any material impact from fluctuations in foreign currency exchange rates on its results of operations or liquidity. If this practice changes in the future, SeaChange will reevaluate its foreign currency exchange rate risk.

Gross Profit

Systems. Costs of systems revenues consist primarily of the cost of purchased components and subassemblies, labor and overhead relating to the final assembly and testing of complete systems and related expenses. Costs of systems revenues increased 10% to $10.7 million in the three months ended October 31, 2001 as compared to $9.7 million in the three months ended October 31, 2000. In the three months ended October 31, 2001, the increase in costs of systems revenues reflects higher material costs within the interactive television system products. SeaChange expects cost of systems revenues for the interactive television products within the broadband segment to be higher as a percentage of revenues as the products are first deployed and to decrease as a percentage of revenues as the revenue level increases and SeaChange improves its manufacturing and material purchasing efficiencies.

Systems gross profit as a percentage of systems revenues was 40% and 49% in the three months ended October 31, 2001 and October 31, 2000, respectively. The decrease in systems gross profit in the three months ended October 31, 2001 was primarily due to the shift within broadband product sales from higher gross profit ad insertion systems to lower gross profit interactive television systems. Gross profit for the broadband segment decreased to 39% for the three months ended October 31, 2001 from 50% for the three months ended October 31, 2000 primarily as a result of lower broadcast system revenues. Gross profit for the broadcast segment decreased to 42% for the three months ended October 31, 2001 compared to 48% for the three months ended October 31, 2000.

Services. Costs of services revenues consist primarily of labor, materials and overhead relating to the installation, training, product maintenance and technical support services provided by SeaChange and costs associated with providing movie content. Costs of services revenues increased 14% to $5.2 million in the three months ended October 31, 2001 from $4.6 million in the three months ended October 31, 2000 primarily as a result of increased revenues and the costs associated with SeaChange hiring and training additional service personnel to provide worldwide support for the growing installed base of broadband and broadcast systems and costs associated with providing movie content. Services gross profit as a percentage of services revenue was 30% in the three months ended October 31, 2001 and 23% in the three months ended October 31, 2000. The increase in services gross profit was primarily due to the increase in services revenues. Product development service revenues contributed approximately $1.0 million for the three months ended October 31, 2001 compared to $524,000 for the three months ended October 31, 2000. SeaChange expects that it will continue to experience fluctuations in gross profit as a percentage of services revenue as a result of the timing of revenues from technical support and other services to support the growing installed base of systems and the timing of costs associated with SeaChange's ongoing investment required to build a service organization to support the installed base of systems and new products.

Research and Development. Research and development expenses consist primarily of compensation of development personnel, depreciation of equipment and an allocation of related facilities expenses. Research and development expenses increased 15% to $5.9 million in the three months ended October 31, 2001 as compared to $5.1 million in the three months ended October 31, 2000. The increase in the three months ended October 31, 2001 was primarily attributable to the hiring and contracting of additional development personnel which reflects SeaChange's continuing investment in new products. SeaChange expects that research and development expenses will continue to increase in dollar amount as SeaChange continues its development and support of new and existing products.

Selling and Marketing. Selling and marketing expenses consist primarily of compensation expenses, including sales commissions, travel expenses and certain promotional expenses. Selling and marketing expenses increased 8% to $3.4 million in the three months ended October 31, 2001 from $3.2 million in the three months ended October 31, 2000. The increase was primarily due to the hiring of additional sales personnel for SeaChange's interactive television and broadcast products and related commission costs.

General and Administrative. General and administrative expenses consist primarily of compensation of executive, finance, human resource and administrative personnel, legal and accounting services and an allocation of related facilities expenses. General and administrative expenses remained constant at $1.7 million in the three months ended October 31, 2001 and October 31, 2000.

Interest expense, net. Interest expense, net was $80,000 for the three months ended October 31, 2001 and $54,000 for the three months ended October 31, 2000. The increase primarily resulted from interest expense on borrowings under SeaChange's lines of credit.

Provision (benefit) for Income Taxes. SeaChange's effective tax benefit rate was 32% in the three months ended October 31, 2001. The effective tax rate for the three months ended October 31, 2001 was favorably impacted by the utilization of research and development tax credits.

SeaChange had net deferred tax assets of $8.5 million at October 31, 2001 and $7.7 million at January 31, 2001. Although realizability is not assured, based on the weight of available evidence, SeaChange believes it is more likely than not that all remaining deferred tax assets will be realized. The amount of the deferred tax assets considered realizable is subject to change based on future events, including generating taxable income in future periods. SeaChange will continue to assess the need for the valuation allowance at each balance sheet date based on all available evidence. The amount of the deferred tax assets considered realizable, however, could be reduced in the near term if SeaChange does not generate sufficient taxable income in future periods. Any reduction of the amount of the deferred tax assets would reduce net income in the period in which the reduction occurs.

NINE MONTHS ENDED OCTOBER 31, 2001 COMPARED TO THE NINE MONTHS ENDED OCTOBER 31, 2000

Revenues

Systems. Systems revenues increased 9% to $60.8 million in the nine months ended October 31, 2001 from $55.8 million in the nine months ended October 31, 2000. Revenues from the broadband segment, which accounted for 58% and 54% of total revenues in the nine months ended October 31, 2001 and 2000, respectively, increased to $48.2 million in 2001 as compared to $39.3 million in 2000. Interactive television system revenues were $32.8 million for the nine months ended October 31, 2001 as compared to $10.0 million in the comparable period in the prior year primarily due to the initial deployment of residential video-on-demand systems in the United States for cable operators. Included in the interactive television systems revenue for the nine months ended October 31, 2001 was the amortization of $1.1 million related to the deferred equity discount associated with the Comcast equity investment. As of October 31, 2001, the balance of the deferred equity discount was 1.2 million. Digital advertising system revenues were $15.4 million for the nine months ended October 31, 2001 as compared to $29.3 million in the prior year. The decrease resulted primarily from the decline in the number of expansion systems purchased by U.S. cable operators. Broadcast system segment revenues were $12.7 million in the nine months ended October 31, 2001 as compared to $16.5 million in the nine months ended October 31, 2000. The decrease in broadcast revenues is primarily attributable to a decrease in capital expenditures by broadcast companies that we believe is tied to declining advertising revenues earned by those companies. We expect future revenue growth, if any, to come principally from our interactive television and broadcast system products as cable and telecommunications companies continue to offer new video-on-demand applications for their customers and the market for digital video servers within the broadcast industry continues to expand. As revenues from broadcast and interactive television products increase, the digital advertising products will become a smaller portion of total system revenues. However, SeaChange believes that there will be a continuing demand for expansions to existing digital advertising insertion systems within the United States.

Services. SeaChange's services revenues increased 28% to $21.6 million in the nine months ended October 31, 2001 from $16.9 million in the nine months ended October 31, 2000. This increase in services revenues primarily resulted from the renewals of technical support and maintenance services, price increases on certain technical support and maintenance services, the impact of a growing installed base of systems and a higher level of product development services.

For the nine month periods ended October 31, 2001 and October 31, 2000, a limited number of our customers each accounted for more than 10% of SeaChange's total revenues. Single customers accounted for 20% and 17% of total revenues in nine months ended October 31, 2001 and 11%, 11%, 10% and 10% of total revenues in the nine months ended October 31, 2000. Revenue from these customers was primarily in the broadband segment. SeaChange believes that a significant amount of its revenues will continue to be derived from a limited number of large customers.

International sales accounted for approximately 14% and 20% of total revenues in the nine-month periods ended October 31, 2001 and October 31, 2000, respectively. SeaChange expects that international sales will remain a significant portion of SeaChange's business in the future. As of October 31, 2001, substantially all sales of SeaChange's products were made in United States dollars. Therefore, SeaChange has not experienced, nor does it expect to experience in the near term, any material impact from fluctuations in foreign currency exchange rates on its results of operations or liquidity. If this practice changes in the future, SeaChange will reevaluate its foreign currency exchange rate risk.

Gross Profit

Systems. Costs of systems revenues increased 17% to $35.2 million in the nine months ended October 31, 2001 as compared to $30.0 million in the nine months ended October 31, 2000. In the nine months ended October 31, 2001, the increase in costs of systems revenues reflects higher systems revenue and higher material costs within the interactive television products. SeaChange expects cost of systems revenues for the interactive television products within the broadband segment to be higher as a percentage of revenues as the products are first deployed and to decrease as a percentage of revenues as the revenue level increases and SeaChange improves its manufacturing and material purchasing efficiencies.

Systems gross profit as a percentage of systems revenues was 42% and 46% in the nine months ended October 31, 2001 and October 31, 2000, respectively. The decrease in systems gross profit in the nine months ended October 31, 2001 was primarily due to the shift within the broadband segment from product sales of higher gross profit ad insertion systems to lower gross profit interactive television systems. Gross profit for the broadband segment decreased to 42% for the nine months ended October 31, 2001 as compared to 47% for the nine months ended October 31, 2000 primarily due to lower ad insertion systems revenues. Gross profit for the broadcast segment decreased to 43% for the nine months ended October 31, 2001 as compared to 45% for the nine months ended October 31, 2000.

Services. Costs of services revenues increased 18% to $15.6 million in the nine months ended October 31, 2001 from $13.3 million in the nine months ended October 31, 2000 primarily as a result of increased revenues and the costs associated with SeaChange hiring and training additional service personnel to provide worldwide support for the growing installed base of broadband and broadcast systems and costs associated with providing movie content. Services gross profit as a percentage of services revenue was 27% in the nine months ended October 31, 2001 and 21% in the nine months ended October 31, 2000.
The increase in gross profit was primarily due to the increase in services revenues. SeaChange expects that it will continue to experience fluctuations in services gross profit as a percentage of services revenue as a result of the timing of revenues from technical support and other services to support the growing installed base of systems and the timing of costs associated with SeaChange's ongoing investment required to build a service organization to support the installed base of systems and new products.

Research and Development. Research and development expenses increased 21% to $17.6 million in the nine months ended October 31, 2001 as compared to $14.5 million in the nine months ended October 31, 2000. The increase in the nine months ended October 31, 2001 was primarily attributable to the hiring and contracting of additional development personnel which reflects SeaChange's continuing investment in new products. The second quarter also included additional prototype expenses associated with new board development efforts. SeaChange expects that research and development expenses will continue to increase in dollar amount as SeaChange continues its development and support of new and existing products.

Selling and Marketing. Selling and marketing expenses increased 28% to $10.6 million in the nine months ended October 31, 2001 from $8.3 million in the nine months ended October 31, 2000. The increase was primarily due to the hiring of additional sales personnel for SeaChange's interactive television and broadcast products and related commission costs.

General and Administrative. General and administrative expenses increased 12% to $5.6 million in the nine-month period ended October 31, 2001, as compared to $5.0 million in the nine-month period ended October 31, 2000. This increase is primarily due to the amortization of capitalized patent costs and fees related to the registration statement covering the shares of SeaChange common stock in the Comcast transaction.

Interest expense, net. Interest expense, net was $332,000 for the nine months ended October 31, 2001 and $30,000 for the nine months ended October 31, 2000. The increase in interest expense, net in the nine months ended October 31, 2001 primarily resulted from interest expense on borrowings under SeaChange's lines of credit and construction loan.

Provision (benefit) for Income Taxes. SeaChange's effective tax benefit rate was 32% in the nine months ended October 31, 2001. The effective tax rate for the nine months ended October 31, 2001 was favorably impacted by the utilization of research and development tax credits.

SeaChange had net deferred tax assets of $8.5 million at October 31, 2001 and $7.7 million at January 31, 2001. Although realizability is not assured, based on the weight of available evidence, SeaChange believes it is more likely than not that all remaining deferred tax assets will be realized. The amount of the deferred tax assets considered realizable is subject to change based on future events, including generating taxable income in future periods. SeaChange will continue to assess the need for the valuation allowance at each balance sheet date based on all available evidence. The amount of the deferred tax assets considered realizable, however, could be reduced in the near term if SeaChange does not generate sufficient taxable income in future periods. Any reduction of the amount of the deferred tax assets would reduce net income in the period in which the reduction occurs.

Cumulative effect change in accounting principle. During the fourth quarter of the twelve months ended January 31, 2001, SeaChange implemented the SEC's SAB 101 guidelines, retroactive to the beginning of the year. This was reported as a cumulative effect of a change in accounting principle as of February 1, 2000. Historically, for some of SeaChange's sales transactions, a portion of the sales price, typically 25%, was not due until installation occurred. SeaChange now defers the portion of the sales price not due until installation is complete. The cumulative effect of the change in accounting principle on prior years resulted in a charge to income of $1.1 million (net of income taxes of $732,000) or $0.05 per diluted share which has been included in income for the nine months ended October 31, 2000.

LIQUIDITY AND CAPITAL RESOURCES

SeaChange has financed its operations and capital expenditures primarily with the proceeds of SeaChange's common stock, borrowings and cash flows generated from operations. Cash and cash equivalents increased $1.1 million from $6.1 million at January 31, 2001 to $7.3 million at October 31, 2001. Working capital increased from approximately $28.8 million at January 31, 2001 to approximately $37.6 million at October 31, 2001.

Net cash provided by operating activities for the nine months ended October 31, 2001 was approximately $2.0 million and net cash used in operating activities for the nine months ended October 31, 2000 was $2.0 million. The net cash provided by operating activities in the nine months ended October 31, 2001 was the result of the net loss adjusted for non-cash expenses including depreciation and amortization of $6.4 million and the changes in certain operating assets and liabilities. The significant net changes in assets and liabilities that provided cash from operations included a decrease in accounts receivable of $2.8 million and an increase in deferred revenues of approximately $900,000. These items that generated cash from operations were offset by a decrease in accounts payable of $1.2 million, a decrease in customer deposits of $3.0 million and an increase in inventories of approximately $500,000. We expect that the broadcast segment and the interactive television products within the broadband segment will continue to require a significant amount of cash to fund future product development, to manufacture and deploy customer test and demonstration equipment and to meet higher revenue levels in both product segments.

Net cash used in investing activities was approximately $8.3 million and $9.6 million for the nine months ended October 31, 2001 and October 31, 2000, respectively. Intangible assets increased by $2.7 million as a result of the successful defense of its patents. Investment activity consisted primarily of capital expenditures related to capital equipment required to support the expansion and growth of the business. SeaChange had no material capital expenditure commitments as of October 31, 2001.

Net cash provided by financing activities was approximately $7.4 million and approximately $16.1 million for the nine months ended October 31, 2001 and October 31, 2000, respectively. In the nine months ended October 31, 2001, the cash provided by financing activities included $10.0 million in connection with the issuance of common stock issued on February 28, 2001, from a private placement sale of common stock and a warrant to Comcast SC Investment, Inc. (See
Note 10 to the Consolidated Financial Statements) and an additional $5.4 million in borrowings under the line of credit with a bank. During the same period, cash used in financing activities included approximately $4.0 million in repayments under SeaChange's revolving line of credit and $5.0 million in principal payments under its equipment line of credit and capital lease obligations.

In October 2001, SeaChange entered into a $10.0 million revolving line of credit with a bank that expires in October 2003. Loans made under this revolving line of credit will bear interest at a rate per annum equal to the bank's prime rate, 5.50% at October 31, 2001. As of October 31, 2001, SeaChange has borrowings of $5.4 million under this revolving line of credit. Borrowings under this line of credit are collateralized by substantially all of SeaChange's assets. The loan agreement requires that SeaChange provide the bank with certain periodic financial reports and comply with certain financial ratios including a minimum level of earnings before interest, taxes and depreciation and amortization on a trailing twelve month basis. As of October 31, 2001, SeaChange was in compliance with these financial covenants. The line of credit replaces SeaChange's prior revolving line of credit and equipment line with a different bank. In conjunction with entering into the new bank line, SeaChange repaid to its prior lender all outstanding borrowings under the equipment line of financing in an amount of $3.4 million.

In October 2000, SeaChange entered into an agreement with a bank to finance $1.2 million of the construction costs related to the purchase and renovation of a manufacturing mill in New Hampshire that SeaChange previously purchased in February 2000. During the construction period, interest was accrued and paid at a per annum rate of 8.875%. Upon occupancy of the building in November 2000, the loan converted into two promissory notes whereby SeaChange will pay principal and interest based upon a fixed interest rate per annum over a five and ten year period, respectively (8.875% at October 31, 2001). Borrowings under the loan are secured by the land and buildings of the renovated mill. The loan agreement requires that SeaChange provide the bank with certain periodic financial reports and comply with certain financial ratios. At October 31, 2001, SeaChange was in compliance with all covenants. As of October 31, 2001, borrowings outstanding under the loan were $1.1 million.

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

Recent Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141 ("SFAS 141"), "Business Combinations." SFAS 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interest method. SeaChange believes that the adoption of SFAS 141 will not have a material impact on its current financial position and results of operations.

In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets", which is effective for SeaChange on February 1, 2002. SFAS 142 requires, among other things, the discontinuance of goodwill amortization and includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, and reclassification of certain intangibles out of previously reported goodwill. SeaChange believes that the adoption of SFAS 142 will not have a material impact on its current financial position and results of operations.

In August 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 143 ("SFAS 143"), "Accounting for obligations associated with the Retirement of Long-Lived Assets." SFAS 143 provides the accounting requirements for retirement obligations associated with tangible long-lived assets. SFAS 143 is effective for financial statements for fiscal years beginning after June 15, 2002. SeaChange believes that the adoption of SFAS 143 will not have a material impact on its current financial position and results of operations.

In October 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 144 ("SFAS 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS 144 requires one method of accounting for long-lived assets disposed of by sale. SFAS 144 is effective for financial statements for fiscal years beginning after December 15, 2001. SeaChange believes that the adoption of SFAS 144 will not have a material impact on its current financial position and results of operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

SeaChange faces exposure to financial market risks, including adverse movements in foreign currency exchange rates and changes in interest rates. These exposures may change over time as business practices evolve and could have a material adverse impact on SeaChange's financial results. SeaChange's primary exposure has been related to local currency revenue and operating expenses in Europe and Asia. Historically, SeaChange has not hedged specific currency exposures as gains and losses on foreign currency transactions have not been material to date. At October 31, 2001, SeaChange had approximately $6,500,000 outstanding related to variable rate U.S. dollar denominated debt. The carrying value of these short-term borrowings approximates fair value due to the short maturities of these instruments. Assuming a hypothetical 10% adverse change in the interest rate, interest expense on these short-term borrowings would increase by approximately $36,000.

The carrying amounts reflected in the consolidated balance sheet of cash and cash equivalents, trade receivables, and trade payables approximates fair value at October 31, 2001 due to the short maturities of these instruments.

SeaChange maintains investment portfolio holdings of various issuers, types, and maturities. SeaChange's cash and marketable securities include cash equivalents, which SeaChange considers investments to be purchased with original maturities of three months or less given the short maturities and investment grade quality of the portfolio holdings at October 31, 2001, a sharp rise in interest rates should not have a material adverse impact on the fair value of SeaChange's investment portfolio. As a result, SeaChange does not currently hedge these interest rate exposures.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On June 13, 2000, SeaChange filed in the United States District Court for the District of Delaware a lawsuit against one of its competitors, nCube Corp., whereby SeaChange alleged that nCube's MediaCube-4 product infringed a patent held by SeaChange (Patent No. 5,862,312) relating to SeaChange's MediaCluster technology. In instituting the claim, SeaChange sought both a permanent injunction and damages in an unspecified amount. nCube made a counterclaim against SeaChange that the patent held by SeaChange was invalid and that nCube's MediaCube-4 product did not infringe SeaChange's patent. On September 6, 2000, nCube conceded, based on the District Court's prior claim construction ruling, that nCube's MediaCube-4 product infringed the SeaChange patent. On September 25, 2000, a jury upheld the validity of SeaChange's patent. nCube has filed motions challenging both the jury's verdict and the District Court's claim construction ruling. The District Court has yet to rule on nCube's motions. At this time, SeaChange is awaiting the court's decision regarding a permanent injunction. Damages will be determined in future proceedings.

On January 8, 2001, nCube Corp. filed a complaint against SeaChange in the United States District Court for the District of Delaware alleging that SeaChange's use of SeaChange's Media Cluster, Media Express and Media Server technology each infringe a patent held by nCube (Patent No. 5,805,804). In instituting the claim, nCube has sought both an injunction and monetary damages in an unspecified amount. SeaChange responded on January 26, 2001, denying that claim of infringement. SeaChange also asserted a counterclaim seeking a declaration from the District Court that U.S. Patent No. 5,805,804 is invalid and not infringed. Currently discovery on this claim is scheduled to be completed in December 2001, following which will be a claim construction hearing.

On June 14, 1999, SeaChange filed a defamation complaint against Jeffrey Putterman, Lathrop Investment Management, Inc. and Concurrent Computer Corporation in the Circuit Court of Pulaski County, Arkansas alleging that the defendants conspired to injure SeaChange's business and reputation in the marketplace. The complaint further alleges that Mr. Putterman and Lathrop Investment Management, Inc. defamed SeaChange through false postings on an Internet message board. The complaint seeks unspecified amounts of compensatory and punitive damages. On June 14, 2000, Concurrent filed a counterclaim under seal against SeaChange seeking unspecified damages. On July 28, 2000, Concurrent filed a motion for summary judgement on the claim of civil conspiracy and on January 4, 2001, the trial court entered an order granting summary judgement for Concurrent on that claim. SeaChange immediately requested reconsideration of this order or, in the alternative, recertification for immediate appeal. On June 12, 2001, the trial court denied the motion for reconsideration but made findings which permitted an immediate appeal and on July 11, 2001 SeaChange filed an appeal. The motions relating to these claims and counterclaims are currently pending and no trial date has been set.

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

Item 6. Exhibits and Reports on Form 8-K

        (a) Exhibits

            10.1 Loan and Security Agreement, dated October 22, 2001, by and between SeaChange and Citizens Bank of Massachusetts (filed as
                  Exhibit 10.1 to SeaChange's Registration Statement on Form S-3 previously filed on December 5, 2001 with the Commission
                  (File No. 333-74534) and incorporated herein by reference).

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, SeaChange International, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  December 13, 2001

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
                               Authorized Officer)

                                 EXHIBIT INDEX

Exhibit No.     Description
-----------     -----------

10.1 Loan and Security Agreement, dated October 22, 2001, by and between SeaChange and Citizens Bank of Massachusetts (filed as
                Exhibit 10.1 to SeaChange's Registration Statement on Form S-3 previously filed on December 5, 2001 with the Commission (File No. 333-75434) and incorporated herein by reference).