Form 10-K
period 2002-01-31
SEACHANGE INTERNATIONAL INC
filed 2002-04-30
CIK 1019671

================================================================================
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               -----------------

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

   For the fiscal year ended January 31, 2002

                        Commission File Number: 0-21393

                               -----------------

                         SEACHANGE INTERNATIONAL, INC.
            (Exact name of registrant as specified in its charter)

                      Delaware                 04-3197974
                   (State or other            (IRS Employer
                   jurisdiction of         Identification No.)
                  incorporation or
                    organization)

                      124 Acton Street, Maynard, MA 01754
         (Address of principal executive offices, including zip code)

                                (978)-897-0100
             (Registrant's telephone number, including area code)

                               -----------------

          Securities Registered Pursuant To Section 12(b) Of The Act:

                                     None

          Securities Registered Pursuant To Section 12(g) Of The Act:

                         Common Stock, $.01 par value

                               -----------------

   Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

   As of April 24, 2002 the aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing price for the registrant's Common Stock on the Nasdaq National Market on such date was $269,535,524. The number of shares of the registrant's Common Stock outstanding as of the close of business on April 24, 2002 was 26,549,558.

                     DOCUMENTS INCORPORATED BY REFERENCE:

   Portions of the definitive Proxy Statement in connection with the Annual Meeting of Stockholders to be held on or about July 17, 2002 to be filed pursuant to Regulation 14A are incorporated by reference into Part III of this Form 10-K.
================================================================================

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

ITEM 1.   Business

   We are a leading developer, manufacturer and marketer of systems, known as video storage servers, that automate the management and distribution of long-form video streams, such as movies or other feature presentations, and short-form video streams, such as advertisements. We sell our products and services to cable system operators, including Adelphia, AOL Time Warner, AT&T, Cablevision, Charter Communications, Comcast and Cox Communications; telecommunications companies, including Qwest; and broadcast television companies, including The Ackerley Group, Echostar, Group W Broadcasting and United Pan-Europe Corporation. We believe that our digital video systems enable our customers to differentiate their service offerings to reduce subscriber turnover and access new revenue generating opportunities from subscribers, advertisers and electronic commerce initiatives. Using our systems, we believe our customers can increase their revenues by offering additional services such as video-on-demand movies and subscription video-on-demand programming, both of which allow subscribers to watch content at any time with pause, rewind and fast forward features. Our systems also allow our customers to insert targeted advertising segments, known as spot advertising, into their local cable programming. In addition, our systems enable cable system operators to offer other interactive television services that allow subscribers to customize and/or dynamically interact with their television viewing experience in a manner similar to that experienced with the use of a personal computer.

   Our digital video systems provide enhanced storage and retrieval capabilities, multi-channel content delivery and highly automated information and order processing. These technologies provide a foundation for products that can be deployed in next generation systems capable of increased levels of subscriber interactivity. Our technologies and systems mitigate the effects of electronic signal dispersion and offer higher image quality and greater reliability than analog tape based systems. We have received several awards for technological excellence, including an Emmy Award in 2001 for our patented MediaCluster technology.

   Our broadband or high bandwidth network segment includes our ITV System which digitally manages, stores and distributes digital video, allowing cable system operators and telecommunications companies to offer video-on-demand and other interactive television services, including interactive electronic advertising and retrieval of Internet content through the television. Our ITV System can be deployed in either a residential environment or a hotel environment to deliver a wide variety of video services. The ITV System delivers video-on-demand and other guest services, Internet access and personal computer games in the hotel environment, and our movie system provides long-form video storage and delivery for the pay-per-view movie markets. Since 2000, we have been selected to supply our ITV System in 22 domestic and international commercial deployments of video-on-demand systems, including deployments by five of the top seven cable system operators in the United States. We test and integrate our ITV System with the digital set top boxes, or hardware devices used to receive and unscramble television signals, of such manufacturers as Scientific Atlanta, Motorola, Pace, Pioneer and Sony Corporation.

   In addition to our ITV System, our broadband business segment includes our SPOT System, which is a system for the transmission of video content, known as a video insertion system, for digital advertisements and other short-form video. Based on currently available industry sources and our internal data, we believe our SPOT System is the leading video insertion system in the United States in the multi-channel television market for digital advertisements and other short-form video. Our system converts analog video forms such as advertisements and news updates to digital video forms, stores the digital video forms in remote or local storage devices known as digital libraries, and inserts them automatically into television network streams. The SPOT System provides high accuracy relative to the volume of video being played and high video image quality, and permits geographic and demographic specificity of advertisements. We believe our SPOT System reduces operating costs by automating the management and distribution process. Our Advertising Management Software product operates with our SPOT System to automate and simplify complex sales, scheduling and billing processes for the multi-channel television market. A majority of our customers for these products consist of major cable system operators and telecommunications companies in the United States. To date we have sold SPOT Systems to support over 30,000 channels throughout the world. We believe that the capabilities of our SPOT System will position us well as the opportunities to distribute advertisements into a wide variety of digital media platforms and the market for interactive advertising continues to increase.

   Our broadcast network business segment includes our Broadcast MediaCluster System, which allows broadcast television companies to directly transmit content, such as commercials and other programming for broadcast television companies, to their viewers through either single, multi-channel or satellite based delivery systems. We believe that our Broadcast MediaCluster System will eliminate the need for analog tape libraries and provide broadcasters with the automated storage and playback features that they require. Since 1998, we have installed our Broadcast MediaCluster System at customer locations including network affiliates and multi-channel operations in the United States, Europe and the Far East.

Industry Background

   Cable System Operators and Telecommunications Companies

   The number of cable subscribers has been estimated at 80 million in the United States and 330 million worldwide. Over the last several years, cable system operators have spent billions of dollars to upgrade their networks from analog to digital, yielding a significant increase in available bandwidth, channel capacity and two-way capability. We believe this investment by the cable system operators reflects their commitment to video-on-demand, advertising insertion, Internet access and other value added services, and differentiates cable system operators from competing service providers such as satellite delivery systems.

   Video-on-demand represents a new opportunity for cable system operators. The increased channel capacity through the installation of fiber optic cables has provided many cable system operators with the capacity to offer video-on-demand services to residential cable subscribers. In 2001, cable system operators and telecommunications companies began the deployment of residential video-on-demand, which allows subscribers to watch video programming at any time with pause, rewind and fast forward capabilities. Six of the seven largest cable system operators have begun deploying video-on-demand services in one or more residential markets. The first application offered by cable system operators has been movies on demand. Other applications in development include subscription video-on-demand, news, sports and weather on demand, personal video recording, targeted advertising for video-on-demand and music video and audio on demand.

   In addition, because cable television programming is sent over broadband, or high bandwidth, networks, cable system operators have the opportunity to segment and target their programming to viewers in selected geographies. We believe that the ability of cable system operators to target viewers will extend to personal targeting of advertisements to specific individuals. In addition, continuing growth in cable television's multiple specialized programming networks, such as CNN, MTV and ESPN and other networks such as Black Entertainment Television, the Discovery Channel and Nickelodeon, allows advertisers to target viewers demographically. Despite this advantage over television broadcasters, cable system operators historically have not realized advertising revenues in proportion to their share of television viewers. According to industry sources, in 2001, 35% of all television viewers were watching ad-supported cable networks, yet cable television advertising revenue accounted for only 23% of the total television advertising revenue. As cable system operators gain the ability to target individual customers with advertisements, we believe the amount of revenue derived by cable system operators from advertising will increase.

   Increased demand for video and audio content over the Internet will also require a substantial increase in storage capacity and bandwidth over time. We believe that cable system operators and telecommunications companies will play an integral role in providing these broadband Internet applications. We also believe that in order to offer high quality video applications over the Internet, cable system operators and telecommunications companies will need storage and distribution products capable of complex management and scheduling of video data streams.

Television Broadcasters

   Both domestically and internationally, broadcast stations face many of the same technological issues as cable system operators. Additionally, television broadcasters rely on advertising for nearly all of their revenue and require high accuracy and image quality relative to the volume of video being played. The majority of television broadcasters utilize tape-based systems with robotic libraries, which are cumbersome and require high levels of maintenance and manual intervention to ensure that the needed performance requirements are met. Also, the videotapes in these systems need to be replaced frequently due to repeated use.

   Many television broadcasters are using digital bandwidth to originate multiple program streams. As this application further develops, television broadcasters will require more video storage and delivery systems that can effectively manage and deliver these multiple television signals. In addition, we believe that television broadcasters will continue to automate their entire programming to reduce overall operating costs and improve reliability.

The SeaChange Solution

   We are a leading developer, manufacturer and marketer of systems, known as video storage servers, that automate the management and distribution of long-form video streams, such as movies or other feature presentations, and short-form video streams, such as advertisements. We market our products and services to cable system operators, telecommunications companies and broadcast television companies. Our solutions are based on the following four core areas of functionality:

  .   storage and retrieval of video content to and from digital libraries;

  . automated distribution of video streams between digital libraries by means of local and wide area data networks;

  .   delivery of video streams over single and multiple channels; and

  . management of video sales, scheduling, billing and execution of related business transactions.

   We use these core areas of functionality to provide solutions to a number of commercial markets and are focused on providing solutions to meet the opportunities demanded by next generation systems with increased levels of subscriber interactivity. Our systems are designed to provide a consistent set of features and benefits, including:

  . Viewer Targeting. Our digital video products enable cable system operators to efficiently target viewers in specific demographic or geographic groups. We believe this allows operators to capitalize on new revenue generating opportunities from subscribers and advertisers. Using our ITV System, cable system operators are able to offer interactive television services to individual residences or hotel rooms and, with our SPOT System, operators can better target digital advertisement campaigns.

  . Scalability. Our products are scalable in both video storage and video output stream capacity. Our proprietary technology, including our patented single-copy storage system, allows a single copy of content to be streamed through all available outputs without the need for duplication of content or re-routing between servers on the system. Our storage technology and distributed architecture results in a highly scalable system that reduces operational complexity and yields storage and bandwidth efficiencies as the amount of available content and the number of subscribers increase. Our products are scalable to the needs of our customers whether operating in a single channel system concentrated in one specific zone or a system with hundreds of channels serving multiple markets and a large number of users within each market.

  . Interoperability. Our products have been designed to be compatible with a wide range of hardware systems and software applications used by cable system operators to deliver their digital video offerings. These include set top boxes from Motorola, Scientific Atlanta, Sony, Pioneer and Pace, a variety of programming guides including TV Guide, Passport and Worldgate, billing systems, service delivery systems and interactive application control software.

  . Automation. Our automated system allows cable system operators to distribute and manage content without significant human intervention. We believe this automation also allows our customers to minimize operating personnel and equipment requirements resulting in cost savings and lower ongoing operating costs.

  . Reliability. Through the use of our proprietary storage technology and application software and low-cost standard computer industry components, our products are designed to be fault resilient, with no single point of failure, providing the high reliability required for television and video-on-demand operations.

Strategy

   Our objective is to be the leader in the market for the storage, management and distribution of professional quality digital video for the television marketplace. The key elements of our strategy are to:

  . Maintain and Extend Long-term Customer Relationships. We focus our product development, marketing and direct sales efforts on maintaining and extending long-term customer relationships with cable system operators, telecommunications companies and television broadcasters in the United States and internationally. We have formed important relationships with customers by initially providing solutions such as advertisement and other short-form video insertion, and we have extended these relationships to include video-on-demand systems and other interactive television services. We believe that the fundamental shift from broadcast to on-demand video and the growing emphasis on interactive technologies will continue to present opportunities for us to develop, market and support our solutions to both our existing customer base and to customers in additional markets.

  . Offer Integrated Solutions. Our customers operate complex networks that require the delivery and management of video programming across multiple channels and target zones. We believe that cable system operators desire solutions that can integrate all steps of digital video delivery, from scheduling to post-air verification and billing, and that can interoperate with existing and emerging third-party equipment and software. To address these needs, we intend to continue to provide and further develop, internally and with our partners, integrated applications and support services for our customers. We believe that providing complete integrated solutions has been a significant factor in our success and will be an increasingly important competitive advantage.

  . Establish and Maintain Technological Leadership. We believe our competitive position is dependent in a large part on the features and performance of our integrated systems. As a result, we focus our research and development efforts on introducing systems with improved hardware and software capabilities. We have been granted a patent for our single-copy storage technology and have other patents pending. We have received several awards for technological excellence, including an Emmy Award in 2001 for our patented MediaCluster storage technology.

  . Provide Superior Customer Service and Support. Our products operate in customer environments where continuous operation is critical. As a result, we believe that providing a high level of service and support give us a competitive advantage and is a differentiating factor in developing and maintaining key customer relationships. Our in-depth industry and application knowledge allows us to better understand the service needs of our customers. As of January 31, 2002, over 35% of our employees were dedicated to customer service and support, including project design and implementation, installation and training. In addition, using remote diagnostic and communications features embedded in our products, the service organization has the ability to monitor the performance of customer installations and, in most cases, rectify problems remotely. Customers have access to service personnel via 24-hour, seven-day a week telephone support.

Products

Broadband Products

   SeaChange ITV System

      We have developed and are deploying a video-on-demand system for sale to cable television companies and other telecommunications companies. Our ITV System consists of:

  . our video storage servers which reside at headends or nodes in a cable system and are used to play out or stream videos as requested;

  .   our Command Center control software to manage and control the system;

  .   our advertising systems hardware and software; and

  . interfaces to digital headend modulators, control systems and subscriber management systems.

      Our ITV System currently allows our customers to offer the following interactive services:

  . Video-on-Demand. This interactive service allows residential users and hotel guests to review lists of available movies, order individual movies and view them in real time. Using this service, subscribers gain full control over the video stream, including pause, fast-forward and rewind functions. Billing is typically done through the subscriber's normal cable bill, and movie choices are refreshed on a regular basis.

  . Subscription Video-on-Demand. This interactive service provides premium channel offerings, such as those offered by HBO, Showtime or Cinemax, in an on-demand manner, as well as on a scheduled basis. Similar to our video-on-demand interactive service described above, our subscription video-on-demand service allows subscribers to review lists of available premium channel content, order individual programs and watch them at home with full video cassette recorder-like control over the video stream. As in video-on-demand, billing flows through the normal cable bill.

      In addition, our ITV System is designed to support the following interactive services that are currently being developed by cable system operators:

  . Personal Time Television. This interactive service will provide users with some level of control over live television, allowing users to gain access to up to date program information, full video cassette recorder-like control over the video stream, and the ability to watch one program while recording another. This personal time television service, using our servers and software located in cable company headends, will provide functionality competitive with that provided by personal video recorders, such as TiVo or Ultimate TV, to record television programs for later viewing. The personal time television interactive service will allow cable companies to offer time shifting and live television control to their subscribers without the customers having to purchase a video cassette recorder or personal video recorder.

  . Targeted and Interactive Advertising. This interactive service will support interactive advertising, or advertising where the subscriber controls the path and delivery of an advertisement, in a personal time television interactive service and in other forms of programming that result in a dedicated communications link between that subscriber's set top box and the video-on-demand system itself. This service will be competitive with those provided by direct marketing and direct mail firms and may allow purchases over the television, such as one might do with a web browser over the Internet.

  . Personalized News, Sports and Weather. This interactive service will allow individual clips of video content to be aggregated into larger segments, or even into programs. This service will allow cable system operators to offer a service where information programs, such as news, sports or weather, are customized to reflect a subscriber's personal needs. We believe this business will allow cable system operators to gain revenue from subscription fees and to provide a feature that cannot be easily duplicated by satellite or broadcast television systems, resulting in increased customer loyalty to the cable company.

      The delivery of these current and anticipated interactive services utilizes both our hardware and software through the following steps:

  . Customer Selection. When a customer selects from their set top box a video title to view, a message is transmitted from the set top box to our video server system located at the headend of the cable system.

  . Video Selection Execution. Our video server system receives the video title request and retrieves the selection from the storage disk, which is a compressed digital video file. Our software determines if the title has space for advertising, and if so, retrieves the commercial content files as well. The video files are loaded on the video server, which then executes the files.

  . Transmission to the Customer. A network management device assesses the best route along the operator's network to deliver the video selection. The video file is delivered to a modulator, which formats the video file so that it can be delivered across the broadband network. The video file is then delivered back to the customer's set top box.

  . Customer Viewing. The set top box receives the video file and decrypts the signal and delivers it to the television for viewing. The software in the set top box provides the subscriber with the functionality of a traditional video cassette recorder, allowing the customer to pause, fast-forward and rewind the video file. Some set top boxes have storage capabilities that enable the customer to store the video file for an extended period of time.

  . Billing. Content consumption records are kept by our software, and on a regular basis, records of the movies, programs and commercials viewed are exported to appropriate billing systems.

   SeaChange SPOT System

      Our SPOT System automates the complex process of advertisement and other video insertion across multiple channels and geographic zones for cable system operators and telecommunications companies. Through our embedded proprietary software, our SPOT System allows cable system operators to insert local and regional advertisements and other short-form video streams into the time allocated for these video streams by cable television networks such as CNN, MTV, ESPN, Black Entertainment Television, the Discovery Channel and Nickelodeon. Our SPOT System is also capable of inserting advertising into digital cable channels and delivering targeted advertising, as well as advertising with interactive links to content on the ITV System, as well as other interactive advertising systems.

      Our SPOT System is an integrated solution composed of software applications, hardware platforms, data networks and easy to use graphical interfaces. Our SPOT System is designed to be installed at local cable transmission sites, known as headends, and advertising sales business offices. Our video insertion process consists of six steps:

  . Encoding. The process begins with our encoding software which in real time transforms and compresses analog to digital short-and long-form video.

  . Storage. Our SPOT System organizes, manages and stores these video streams in a disk-based video library capable of storing thousands of spots.

  . Scheduling. Our advertising management software coordinates with the traffic and billing application to determine the designated time slot, channel and geographic zone for each video stream.

  . Distribution. Our strategic digital video software then copies the video files from the master video library and distributes them over the operator's data network to appropriate headends, where they are stored in video servers for future play.

  . Insertion. Following a network cue, our video switch module automatically inserts the video stream into the network feed (initiating the analog conversion, if necessary), where they are then seen by television viewers.

  . Verification. After the video streams run, our proprietary software and hardware verifies the content, accuracy, timing and placement of these video streams to facilitate proper customer billing.

   SeaChange Advertising Management Software

      Our Advertising Management Software product, referred to in the past as our Traffic and Billing Software product, is designed to permit cable system operators to manage advertising sales, scheduling, packaging and billing operations. This product provides management performance reports, inventory management and optimization, interactive linkage construction, billing and accounts receivable management. Our Advertising Management Software product works with our SPOT System, our ITV System and with many other broadcast automation systems.

Broadcast Products

   SeaChange Broadcast MediaCluster System

      Our Broadcast MediaCluster System is currently composed of three to seven individual video servers arranged in a cluster acting as one system. This system is designed to provide high quality, digital based video storage and playback for use with automation systems in broadcast television stations. This product is intended to replace on-air tape decks used to store and play back advertising, movies and other programming from video tape cart systems and, in some cases, to replace the cart systems themselves. Our Broadcast MediaCluster System is designed for customers both in larger broadcast television markets, which use station automation systems, and in smaller markets, which use control software included in the system.

      As with the ITV System in the broadband segment, our Broadcast MediaCluster System is designed to simultaneously record, encode, store to a disk and play video content using compression and decompression hardware. This product is designed to seamlessly integrate into television broadcasters' current tape-based operations and meet the high performance requirements of television broadcasters. Our Broadcast MediaCluster System has features that enable the broadcaster to have end to end functionality and reliability, including one feature that enables broadcasters to schedule its programming for a week of television content.

Customer Service and Support

   We install, maintain and support our products in North America, Asia, South America and Europe. We offer basic and advanced formal on-site training for customer employees. We currently provide installation, maintenance and support to international customers and also provide movie content in conjunction with sales of our ITV System to hotels. We offer technical support to customers, agents and distributors on a 24-hour, seven-day a week basis. Our systems sales always include at least one year of free maintenance.

Customers

   We currently sell our products primarily to cable system operators, broadcast and telecommunications companies.

   Our customer base is highly concentrated among a limited number of large customers, primarily due to the fact that the cable, movie, broadcast, and telecommunications industries in the United States are dominated by a limited number of large companies. A significant portion of our revenues in any given fiscal period have been derived from substantial orders placed by these large organizations. In the year ended December 31, 1999, the one month ended January 31, 2000, the year ended January 31, 2001, and the year ended January 31, 2002 revenues from our five largest customers represented approximately 47%, 47%, 44% and 58%, respectively, of our total revenues. Customers accounting for more than 10% of total revenues consisted of AT&T Media Services (15%) and Time Warner (10%) in 1999; AT&T Media Services (16%) and Time Warner (11%) in the one month ended January 31, 2000; Time Warner (12%) and Cox Communications (10%) in the year ended January 31, 2001; and Time Warner (20%), Comcast (15%) and Cablevision (11%) in the year ended January 31, 2002. We expect that we will continue to be dependent upon a limited number of customers for a significant portion of our revenues in future periods. As a result of this customer concentration, our business, financial condition and results of operations could be materially adversely affected by the failure of anticipated orders to materialize and by deferrals or cancellations of orders as a result of changes in customer requirements or new product announcements or introductions. In addition, the concentration of customers may make variations in revenue, expenses and operating results due to seasonality of orders more pronounced.

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

Selling and Marketing

   We sell and market our products in the United States primarily through a direct field sales organization and internationally through direct sales and independent agents and distributors, complemented by a coordinated marketing effort of our marketing group. Direct sales activities in the United States are conducted from our Massachusetts headquarters and seven field offices. In October 1996, we entered into an exclusive sales and marketing services agreement with a private Italian company to provide these services throughout continental Europe. We also market certain of our products to systems integrators and value-added resellers.

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

   Our research and development expenditures totaled approximately $16.3 million, $1.8 million, $20.3 and $23.4 million for the year ended December 31, 1999, the one month ended January 31, 2000, the year ended January 31, 2001, and the year ended January 31, 2002, respectively. At January 31, 2002, 151 employees were engaged in research and product development. We believe that the experience of our product development personnel is an important factor in our success. We perform our research and product development activities at our headquarters and in offices in Greenville, New Hampshire; Atlanta, Georgia; and Fort Washington, Pennsylvania. We have historically expensed our direct research and development costs as incurred.

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

Competition

   The markets in which we compete are characterized by intense competition, with a large number of suppliers providing different types of products to different segments of the markets. In new markets for our products, we compete principally based on price. In markets in which we have an established presence, we compete principally on the basis of the breadth of our products' features and benefits, including the flexibility, scalability, professional quality, ease of use, reliability and cost effectiveness of our products, and our reputation and the depth of our expertise, customer service and support. While we believe that we currently compete favorably overall with respect to these factors and that our ability to provide solutions to manage, store and distribute digital video differentiates us from our competitors, in the future we may not be able to continue to compete successfully with respect to these factors.

   In the market for long-form video products including video-on-demand, we compete with various companies offering video server platforms such as Concurrent Computer Corp., nCube and Diva Systems Corp. In the television broadcast market, we compete against Grass Valley Group, Inc., Pinnacle Systems, Inc., Sony Corporation and Leitch Incorporated. In the digital advertisement insertion market, we generally compete only with nCube (formerly SkyConnect, Inc.). In addition, our Advertising Management Software competes against certain products of Columbine Cable Systems, Inc., Cable Computerized Management Systems, Inc., a subsidiary of Indenet Inc., CAM Systems, Inc., a subsidiary of Starnet Inc., LAN International USA, Inc., Visiontel, Inc. and various suppliers of sales, scheduling and billing software products. We expect the competition in each of these markets to intensify in the future.

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

Proprietary Rights

   Our success and our ability to compete is dependent, in part, upon our proprietary rights. We have been granted one U.S. patent for our MediaCluster technology and have filed a foreign patent application for the same technology. We also have other patent applications in process for extensions of our existing technology and for other technologies. In addition, we rely on a combination of contractual rights, trademark laws, trade secrets and copyright laws to establish and protect our proprietary rights in our products. It is possible that in the future not all of these patents will be issued or that, if issued, the validity of these patents would be upheld. It is also possible that the steps taken by us to protect our intellectual property will be inadequate to prevent misappropriation of our technology or that our competitors will independently develop technologies that are substantially equivalent or superior to our technology. In addition, the laws of some foreign countries in which our products are or may be distributed do not protect our proprietary rights to the same extent as do the laws of the United States.

Employees

   As of January 31, 2002, we employed 446 persons, including 151 in research and development, 155 in customer service and support, 44 in selling and marketing, 62 in manufacturing and 34 in finance and administration. We believe that our relations with our employees are good.

               CERTAIN RISK FACTORS THAT MAY AFFECT OUR BUSINESS

Our future success is dependent on the development of the emerging video-on-demand market and if video-on-demand does not gain broad market acceptance, our business may not grow as we have planned.

   While our revenue growth to date has been primarily from sales of our digital advertisement insertion products and related services, we believe our future revenue growth will come predominately from sales and services related to our video-on-demand products. The video-on-demand market is in the emerging stages of development and involves a limited number of cable system operators. The success of this market requires that cable system operators, particularly the seven largest domestic cable system operators, continue to upgrade their cable networks to support digital two-way transmission service and successfully market video-on-demand and similar services to their cable television subscribers. Cable system operators have only begun commercial deployment of video-on-demand service to residential cable subscribers within the past year and, accordingly, to date our digital video systems have been commercially available only to a limited number of subscribers. As a result, the ability of our digital video systems to support a substantial number of subscribers is commercially unproven. If cable system operators fail to make the capital expenditures necessary to upgrade their networks or determine that broad deployment of video-on-demand services is not viable as a business proposition or if our digital video systems cannot support a substantial number of subscribers while maintaining a high level of performance, our revenues will not grow as we have planned.

Because our customer base is highly concentrated among a limited number of large customers, the loss of or reduced demand of these customers could have a material adverse effect on our business, financial condition and results of operations.

   Our customer base is highly concentrated among a limited number of large customers, and, therefore, a limited number of customers account for a significant percentage of our revenues in any year. Our five largest customers have accounted for approximately half of our revenues in each of the past five years. We generally do not have written continuing purchase agreements with our customers and do not generally have written agreements that require customers to purchase fixed minimum quantities of our products. Our sales to specific customers tend to vary significantly from year to year depending upon these customers' budgets for capital expenditures and new product introductions. We believe that a significant amount of our revenues will continue to be derived from a limited number of large customers. The loss of, or reduced demand for products or related services from, any of our major customers could have a material adverse effect on our business, financial condition and results of operations.

Cancellation or deferral of purchases of our products could cause our operating results to be below the expectations of the public market stock analysts who cover our stock, resulting in a decrease in the market price of our common stock.

   We derive a substantial portion of our revenues from products that have a selling price in excess of $200,000. Therefore, any significant cancellation or deferral of purchases of our products could have a material adverse effect on our business, financial condition and results of operations in any particular quarter due to the resulting decrease in revenue and our relatively fixed costs. In addition, to the extent significant sales occur earlier than expected, operating results for subsequent quarters may be adversely affected because our expense levels are based, in part, on our expectations as to our future revenues, and we may be unable to adjust spending in a timely manner to compensate for any revenue shortfall. Because of these factors, in some future quarter our operating results may be below the expectations of public market analysts and investors which may adversely affect the market price of our common stock.

Seasonal trends may cause our quarterly operating results to fluctuate, making period-to-period comparisons of our operating results meaningless.

   We have experienced significant variations in the revenue, expenses and operating results from quarter to quarter and these variations are likely to continue. We believe that fluctuations in the number of orders being placed from quarter to quarter are principally attributable to the buying patterns and budgeting cycles of cable system operators and broadcast companies, the primary buyers of the digital advertising systems and broadcast systems, respectively. We expect that there will continue to be fluctuations in the number and value of orders received. As a result, our results of operations have in the past and likely will, at least in the near future, fluctuate in accordance with this purchasing activity making period-to-period comparisons of our operating results meaningless. In addition, because these factors are difficult for us to forecast, our business, financial condition and results of operations for one quarter or a series of quarters may be adversely affected and below the expectations of public market analysts and investors, resulting in a decrease in the market price of our common stock.

Due to the lengthy sales cycle involved in the sale of our products, our quarterly results may vary and should not be relied on as an indication of future performance.

   Digital video, movie and broadcast products are relatively complex and their purchase generally involves a significant commitment of capital, with attendant delays frequently associated with large capital expenditures and implementation procedures within an organization. Moreover, the purchase of these products typically requires coordination and agreement among a potential customer's corporate headquarters and its regional and local operations. For these and other reasons, the sales cycle associated with the purchase of our digital video, movie and broadcast products is typically lengthy and subject to a number of significant risks, including customers' budgetary constraints and internal acceptance reviews, over which we have little or no control. Based upon all of the foregoing, we believe that our quarterly revenues, expenses and operating results are likely to vary significantly in the future, that period-to-period comparisons of our results of operations are not necessarily meaningful and that, in any event, these comparisons should not be relied upon as indications of future performance.

If there were a decline in demand or average selling prices for our broadband products, including our ITV System and SPOT System, our revenues would be materially affected.

   We expect our broadband products to continue to account for a significant portion of our revenues. Accordingly, a decline in demand or average selling prices for our broadband products, whether as a result of new product introductions by others, price competition, technological change, inability to enhance the products in a timely fashion, or otherwise, would have a material adverse effect on our business, financial condition and results of operations.

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

If content providers, such as movie studios, limit the scope of content licensed for use in the digital video-on-demand market, our business, financial condition and results of operations could be negatively affected because the market for our products would be more limited than we currently believe and have communicated to the financial markets.

   The success of the video-on-demand market is contingent on content providers, such as movie studios, permitting their content to be licensed for use in this market. Content providers may, due to concerns regarding either or both marketing and illegal duplication of the content, limit the extent to which they provide content to the video-on-demand market. A limitation of content for the video-on-demand market would indirectly limit the market for our ITV System which is used in connection with that market.

If we are unable to successfully introduce to our marketplace new products or enhancements to existing products, our financial condition and operating results may be adversely affected by a decrease in purchases of our products.

   Because our business plan is based on technological development in the form of both development of new products and enhancements to our existing products, our future success is dependent on our successful introduction to the marketplace of these products and enhancements. In the future we may experience difficulties that could delay or prevent the successful development, introduction and marketing of these and other new products and enhancements, or find that our new products and enhancements do not adequately meet the requirements of the marketplace or achieve market acceptance. Announcements of currently planned or other new product offerings may cause customers to defer purchasing our existing products. Moreover, despite testing by us and by current and potential customers, errors or failures may be found in our products, and, even if discovered, may not be successfully corrected in a timely manner. These errors or failures could cause delays in product introductions and shipments, or require design modifications that could adversely affect our competitive position. Our inability to develop new products or enhancements on a timely basis or the failure of these new products or enhancements to achieve market acceptance could have a material adverse effect on our business, financial condition and results of operations.

Because we purchase certain of the components used in manufacturing our products from sole suppliers and we use a limited number of third party manufacturers to manufacture our products, our business, financial condition and results of operation could be materially adversely affected by a failure of these suppliers or manufacturers.

   Certain key components of our products are currently purchased from a sole supplier, including a computer chassis manufactured by Trimm Technologic Inc., a different computer chassis manufactured by JMR Electronics, Inc., an interface controller video transmission board manufactured by Cyclone Microsystems, Inc., a switch chassis manufactured by Ego Systems, a decoder card manufactured by Vela Research, Inc. and an encoder card manufactured by Optibase, Inc. We have in the past experienced quality control problems, where products did not meet specifications or were damaged in shipping, and delays in the receipt of these components. These problems were generally of short duration and did not have a material adverse effect on us. However, we may in the future experience similar types of problems which could be more severe or more prolonged. While we believe that there are alternative suppliers available for these components, we believe that the procurement of these components from alternative suppliers could take up to four months. In addition, these alternative components may not be functionally equivalent or may be unavailable on a timely basis or on similar terms. The inability to obtain sufficient key components as required, or to develop alternative sources if and as required in the future, could result in delays or reductions in product shipments which, in turn, could have a material adverse effect on our business, financial condition and results of operations.

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

   We currently compete against both computer companies offering video server platforms and more traditional analog video playback systems. In the digital advertisement insertion market, we compete against suppliers of both analog tape-based and digital systems.

   Due to the rapidly evolving markets in which we compete, additional competitors with significant market presence and financial resources, including computer hardware and software companies and television equipment manufacturers, may enter those markets, thereby further intensifying competition. Increased competition could result in price reductions and loss of market share which would adversely affect our business, financial condition and results of operations. Many of our current and potential competitors have greater financial, selling and marketing, technical and other resources than we do. Moreover, our competitors may also foresee the course of market developments more accurately than we. Although we believe that we have certain technological and other advantages over our competitors, realizing and maintaining these advantages will require a continued high level of investment by us in research and product development, marketing and customer service and support. In the future we may not have sufficient resources to continue to make these investments or to make the technological advances necessary to compete successfully with our existing competitors or with new competitors.

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

Our ability to compete could be jeopardized if we are unable to protect our intellectual property rights from third-party challenges.

   Our success and ability to compete depends upon our ability to protect our proprietary technology that is incorporated into our broadband and broadcast products. We rely on a combination of patent, copyright, trademark and trade secret laws and restrictions on disclosure to protect our intellectual property rights. Although we have one issued patent, we cannot assure you that any additional patents will be issued or that the issued patent will not be invalidated. We also enter into confidentiality or license agreements with our employees, consultants and corporate partners, and control access to and distribution of our software, documentation and other proprietary information.

   Despite these precautions, it may be possible for a third party to copy or otherwise misappropriate and use our products or technology without authorization, particularly in foreign countries where the laws may not protect our proprietary rights as fully as in the United States. We may need to resort to litigation in the future to enforce our intellectual property rights, to protect our trade secrets or to determine the validity and scope of the proprietary rights of others. If competitors are able to use our technology, our ability to compete effectively could be harmed.

We have been and in the future could become subject to litigation regarding intellectual property rights, which could seriously harm our business and require us to incur significant costs.

   In recent years, there has been significant litigation in the United States involving patents and other intellectual property rights. We have been and currently are involved in significant intellectual property litigation, and we may be a party to litigation in the future to enforce our intellectual property rights or as a result of an allegation that we infringe others' intellectual property. Any parties asserting that our products infringe upon their proprietary rights would force us to defend ourselves and possibly our customers or manufacturers against the alleged infringement. These claims and any resulting lawsuit, if successful, could subject us to significant liability for damages and invalidation of our proprietary rights. These lawsuits, regardless of their success, would likely be time-consuming and expensive to resolve and would divert management time and attention away from our operations.

   Although we carry general liability insurance, our insurance may not cover potential claims of this type or may not be adequate to indemnify us for all liability that may be imposed. In addition, any potential intellectual property litigation also could force us to stop selling, incorporating or using the products that use the infringed intellectual property or obtain from the owner of the infringed intellectual property right a license to sell or use the relevant technology, although this license may not be available on reasonable terms, or at all, or redesign those products that use the infringed intellectual property. If we are forced to take any of the foregoing actions, our business may be seriously harmed. You should refer to ''Legal Proceedings'' for a more detailed description of intellectual property litigation relating to our MediaCluster technology.

Because our business is susceptible to risks associated with international operations, we may not be able to maintain or increase international sales of our products.

   International sales have accounted for approximately 15% to 20% of our revenues in each of the past five years. We expect that international sales will account for a significant portion of our business in the future. However, in the future we may be unable to maintain or increase international sales of our products. International sales are subject to a variety of risks, including:

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

The success of our business model could be influenced by changes in the regulatory environment, such as changes that either would limit capital expenditures by television operations or reverse the trend towards deregulation in the industries in which we compete.

   The telecommunications and television industries are subject to extensive regulation which may limit the growth of our business, both in the United States and other countries. The growth of our business internationally is dependent in part on deregulation of the telecommunications industry abroad similar to that which has occurred in the United States and the timing and magnitude of which is uncertain. Cable system operators are subject to extensive government regulation by the Federal Communications Commission and other federal and state regulatory agencies. These regulations could have the effect of limiting capital expenditures by cable system operators and thus could have a material adverse effect on our business, financial condition and results of operations. The enactment by federal, state or international governments of new laws or regulations, changes in the interpretation of existing regulations or a reversal of the trend toward deregulation in these industries could adversely affect our customers, and thereby materially adversely affect our business, financial condition and results of operations.

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

Increasing political and social turmoil, such as terrorist and military actions, increase the difficulty for us, our vendors and our customers to accurately forecast and plan future business activities and could have a material adverse effect on our business, financial condition and results of operation.

   Recent political and social turmoil, including the terrorist attacks of September 11, 2001, can be expected to put further pressure on economic conditions in the United States and worldwide. The political, social and economic conditions make it difficult for us, our vendors and our customers to accurately forecast and plan future business activities. Our business, financial condition and results of operations may be materially adversely affected by a fluctuation in revenue relative to our forecasted value, as we may not be able to vary our incurred expenses in response to revenue actually realized.

ITEM 2.  Properties

   Our corporate headquarters, which is also our principal administrative, selling, marketing, customer service and support and product development facility, is located in Maynard, Massachusetts and consists of approximately 105,000 square feet under a lease which expires on March 31, 2005 with annual base rent of $610,000. We purchased approximately 24,000 square feet of office and manufacturing space in Greenville, New Hampshire on February 15, 2000 for $280,000. We also lease two facilities totaling approximately 13,000 square feet in Greenville, New Hampshire that are used for the development and final assembly of our video servers. In connection with the acquisition in December 1999 of Digital Video Arts, we entered into a lease for approximately 8,000 square feet of office space in Fort Washington, Pennsylvania, which is primarily used for the development of custom software products for companies specializing in digital video and interactive television. We also lease small research and development and/or sales and support offices in Atlanta, Georgia, Beijing, China, St. Louis, Missouri, Reno, Nevada, Valbonne, France, Singapore, United Kingdom and Japan.

ITEM 3.  Legal Proceedings

   On June 13, 2000, we filed in the United States District Court for the District of Delaware a lawsuit against one of our competitors, nCube Corp., whereby we alleged that nCube's MediaCube-4 product infringed a patent held by us (Patent No. 5,862,312) relating to our MediaCluster technology. In instituting the claim, we sought both a permanent injunction and damages in an unspecified amount. nCube made a counterclaim against us that the patent held by us was invalid and that nCube's MediaCube-4 product did not infringe our patent. On September 6, 2000, nCube conceded that, based on a claim construction ruling issued by the District Court on August 2000, nCube's MediaCube-4 product infringed our patent. On September 25, 2000, a jury upheld the validity of our patent. nCube has filed motions challenging both the jury's verdict and the District Court's claim construction ruling. The District Court has yet to rule on nCube's motions. At this time we are awaiting the court's decision regarding a permanent injunction. Damages will be determined in future proceedings.

   On January 8, 2001, nCube Corp. filed a complaint against us in the United States District Court for the District of Delaware alleging that our use of our MediaCluster, MediaExpress and Media Server technology each infringe a patent held by nCube (Patent No. 5,805,804). In instituting the claim, nCube has sought both an injunction and monetary damages in an unspecified amount. We responded on January 26, 2001, denying the claim of infringement. We also asserted a counterclaim seeking a declaration from the District Court that U.S. Patent No. 5,805,804 is invalid and not infringed. Discovery closed on December 14, 2001, at which time nCube limited its infringement allegations to the MediaCluster technology only, and specifically alleged that our use of the SeaChange ITV system infringed. A claim construction hearing is scheduled for May 2, 2002.

   On March 26, 2002, nCube Corp. filed a complaint against us in the United States District Court for the District of Delaware seeking a declaratory judgment that its redesigned MediaCube-4 product does not infringe U.S. Patent No. 5,862,312 held by us. The complaint also alleges that nCube has been damaged by a certain statement made by our Chief Executive Officer during a public conference call to discuss our earnings on March 5, 2002. nCube is seeking a public retraction of the statement and is seeking damages in an unspecified amount.

On April 15, 2002, we moved to dismiss all claims on the grounds that the patent-related issues are currently pending before the Court in the lawsuit previously filed by us, and the Court lacks jurisdiction over the remaining claims. That motion is still pending.

   On June 14, 1999, we filed a defamation complaint against Jeffrey Putterman, Lathrop Investment Management, Inc. and Concurrent Computer Corporation in the Circuit Court of Pulaski County, Arkansas alleging that the defendants conspired to injure our business and reputation in the marketplace. The complaint further alleges that Mr. Putterman and Lathrop Investment Management, Inc. defamed us through false postings on an Internet message board. The complaint seeks unspecified amounts of compensatory and punitive damages. On June 14, 2000, Concurrent filed a counterclaim under seal against us seeking unspecified damages. On July 28, 2000, Concurrent filed a motion for summary judgment on the claim of civil conspiracy and on January 4, 2001, the trial court entered an order granting summary judgment for Concurrent on that claim. We immediately requested reconsideration of this order or, in the alternative, recertification for immediate appeal. On June 12, 2001, the trial court denied the motion for reconsideration but made findings which permitted an immediate appeal and on July 11, 2001 we filed an appeal. We expect oral arguments on the appeal will be scheduled before June 15, 2002 and a decision on the appeal before August 1, 2002. The claims against other defendants and counterclaims are currently pending and no trial date has been set.

   We cannot be certain of the outcome of the foregoing litigation, but plan to oppose allegations against us and assert our claims against other parties vigorously. In addition, as these claims are subject to additional discovery and certain claims for damages are as yet unspecified, we are unable to estimate the impact to our business, financial condition and results of operations or cash flows.

ITEM 4.  Submission of Matters To a Vote of Securities Holders

   No matters were submitted during the fourth quarter of the fiscal year ended January 31, 2002 to a vote of security holders of the Company through the solicitation of proxies or otherwise.

                                    PART II

ITEM 5.  Market for Registrant's Common Equity and Related Stockholder Matters

   Our common stock is traded on the Nasdaq National Market under the symbol "SEAC". The following table sets forth the high and low closing sale prices for the Common Stock for the periods indicated, as reported on the Nasdaq National Market.

                                               High   Low
                                              ------ ------
                    Three Month Period Ended:
                       April 30, 2000........ $73.50 $30.00
                       July 31, 2000.........  41.19  21.08
                       October 31, 2000......  40.75  19.06
                       January 31, 2001......  34.75  16.38
                       April 30, 2001........  26.25  10.38
                       July 31, 2001.........  27.18  14.63
                       October 31, 2001......  29.30  15.29
                       January 31, 2002......  37.78  25.75

   On April 24, 2002, the last reported sale price of our common stock on the Nasdaq national market was $11.90.

   We have not paid any cash dividends on our capital stock since its inception, and do not expect to pay cash dividends on our common stock in the foreseeable future. We currently intend to retain all of our future earnings for use in operation and expansion of the business.

   As of January 31, 2002, we had 128 stockholders of record. We believe that the number of beneficial holders of our common stock exceeds 2,500.

ITEM 6.  Selected Financial Data

   The following consolidated selected financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our financial statements and related notes included elsewhere in this annual report. The consolidated statement of operations data for each of the years ended December 31, 1997, 1998 and 1999 and January 31, 2001 and 2002 and for the one month period ended January 31, 2000 and the consolidated balance sheet data at December 31, 1997, 1998 and 1999 and at January 31, 2000, 2001 and 2002 are detailed below. During the fourth quarter of the year ended January 31, 2001, SeaChange implemented the SEC's SAB 101 guidelines, retroactive to the beginning of the year (see Note 3 of the consolidated financial statements). The pro forma results for prior periods presented below were calculated assuming the accounting change was made retroactively to all prior periods presented. An explanation of the determination of the number of shares used in computing net income (loss) per share is given in the notes to the consolidated financial statements.

                                                                                               One month
                                                                                                 ended        Year ended
                                                                    Year ended December 31,   January 31,    January 31,
                                                                   -------------------------  ----------- -----------------
                                                                    1997     1998     1999       2000      2001      2002
                                                                   -------  -------  -------  ----------- -------  --------
                                                                             (in thousands, except per share data)
Consolidated Statement of Operations Data:
  Revenues:
   Systems........................................................ $60,414  $58,033  $68,457    $   226   $74,986  $ 87,569
   Services.......................................................   8,268   14,891   16,764      1,484    23,482    28,210
                                                                   -------  -------  -------    -------   -------  --------
                                                                    68,682   72,924   85,221      1,710    98,468   115,779
                                                                   -------  -------  -------    -------   -------  --------
  Costs of revenues:
   Systems........................................................  34,740   35,772   38,889        633    39,928    49,127
   Services.......................................................   7,898   13,611   14,962      1,445    18,798    21,030
                                                                   -------  -------  -------    -------   -------  --------
                                                                    42,638   49,383   53,851      2,078    58,726    70,157
                                                                   -------  -------  -------    -------   -------  --------
Gross profit (loss)...............................................  26,044   23,541   31,370       (368)   39,742    45,622
                                                                   -------  -------  -------    -------   -------  --------
Operating expenses:
   Research and development.......................................  11,758   15,763   16,302      1,764    20,283    23,359
   Selling and marketing..........................................   6,248    8,566    8,595      1,034    12,472    14,178
   General and administrative.....................................   3,932    6,132    5,335        457     7,372     7,358
   Restructuring of operations....................................      --      676       --         --        --        --
   Write-off of acquired in-process research and development......   5,290       --       --         --        --        --
   Acquisition costs..............................................      --       --      684         --        --        --
                                                                   -------  -------  -------    -------   -------  --------
                                                                    27,228   31,137   30,916      3,255    40,127    44,895
                                                                   -------  -------  -------    -------   -------  --------
Income (loss) from operations.....................................  (1,184)  (7,596)     454     (3,623)     (385)      727
Interest income (expense), net....................................     663      235       28          9      (212)     (449)
                                                                   -------  -------  -------    -------   -------  --------
Income (loss) before income taxes and cumulative effect of change
 in accounting principle..........................................    (521)  (7,361)     482     (3,614)     (597)      278
Provision (benefit) for income taxes..............................    1776   (2,789)     (15)    (1,156)     (690)     (103)
                                                                   -------  -------  -------    -------   -------  --------
Income (loss) before cumulative effect of change in accounting
 principle........................................................  (2,297)  (4,572)     497     (2,458)       93       381
Cumulative effect of change in accounting principle, net of tax of
 $732.............................................................      --       --       --         --    (1,100)       --
                                                                   -------  -------  -------    -------   -------  --------
Net income (loss)................................................. $(2,297) $(4,572) $   497    $(2,458)  $(1,007) $    381
                                                                   =======  =======  =======    =======   =======  ========
Earnings (loss) per share before cumulative effect of change in accounting principle:
  Basic........................................................... $ (0.15) $ (0.24) $  0.02    $ (0.12)  $  0.00  $   0.02
                                                                   =======  =======  =======    =======   =======  ========
  Diluted......................................................... $ (0.15) $ (0.24) $  0.02    $ (0.12)  $  0.00  $   0.02
                                                                   =======  =======  =======    =======   =======  ========
Earnings (loss) per share:
  Basic........................................................... $ (0.15) $ (0.24) $  0.02    $ (0.12)  $ (0.05) $   0.02
                                                                   =======  =======  =======    =======   =======  ========
  Diluted......................................................... $ (0.15) $ (0.24) $  0.02    $ (0.12)  $ (0.05) $   0.02
                                                                   =======  =======  =======    =======   =======  ========
Pro forma amounts assuming the change in accounting principle is applied retroactively:
  Revenue......................................................... $68,634  $71,790  $85,052    $ 2,144   $98,468
  Net income (loss)...............................................  (2,509)  (5,276)     323     (2,163)       93
  Basic earnings (loss) per share.................................   (0.16)   (0.28)    0.02      (0.10)     0.00
  Diluted earnings (loss) per share...............................   (0.16)   (0.28)    0.01      (0.10)     0.00

                                                                   As of December 31,       As of January 31,
                                                                 ----------------------- ------------------------
                                                                  1997    1998    1999    2000    2001     2002
                                                                 ------- ------- ------- ------- ------- --------
                                                                                  (in thousands)
Consolidated Balance Sheet Data:
   Working capital.............................................. $24,949 $22,871 $23,365 $20,983 $28,819 $134,921
   Total assets.................................................  52,512  54,527  62,304  56,712  88,253  192,977
   Long-term liabilities........................................      --   1,027   1,231   1,144   3,934    6,363
   Deferred revenue.............................................   3,851   3,939   4,380   6,292   8,435   13,071
   Total liabilities............................................  17,510  23,207  27,963  24,761  42,951   38,851
   Total stockholders' equity...................................  35,004  31,320  34,341  31,951  45,302  154,126
Pro forma amounts assuming the change in accounting principle is applied retroactively:
   Working capital.............................................. $24,737 $22,167 $23,191 $21,278 $28,819
   Total assets.................................................  52,512  54,527  62,304  56,712  88,253
   Long-term liabilities........................................      --   1,027   1,231   1,144   3,934
   Deferred revenue.............................................   3,899   5,073   4,549   5,857   8,435
   Total liabilities............................................  17,722  23,911  28,137  24,466  42,951
   Total stockholders' equity...................................  34,792  30,616  34,167  32,246  45,302

ITEM 7. Management Discussion and Analysis of Financial Condition and Results of Operations

   You should read the following discussion and analysis together with our financial statements, related notes and other financial information appearing elsewhere in this Annual Report. In addition to historical information, the following discussion and other parts of this Annual Report contain forward-looking information that involves risks and uncertainties. Our actual results could differ materially from those anticipated by such forward-looking information due to competitive factors and other factors discussed under "Certain Risk Factors" and elsewhere in this Annual Report.

Overview

   We are a leading developer, manufacturer and marketer of systems, known as video storage servers, that automate the management and distribution of long-form video streams, such as movies or other feature presentations, and short-form video streams, such as advertisements.

   We have three reportable segments: broadband systems, broadcast systems and services. The broadband systems segment includes products, such as our digital advertising and video-on-demand products, that digitally manage, store and distribute digital video for cable system operators and telecommunications companies. The broadcast systems segment includes products for the storage, archival, on-air playback of advertising and other video programming for the broadcast television industry. Our system revenues are comprised of sales of our broadband and broadcast systems. The service segment is comprised of revenue related to product development contracts, installation, training, product maintenance and technical support for all of the above systems, and content which is distributed by the broadband product segment.

   We have experienced fluctuations in our systems revenues from quarter to quarter due to the timing of receipt of customer orders and the shipment of those orders. The factors that impact the timing of receipt of customer orders include among other factors: (1) the customer's obtaining authorized signatures on their purchase orders; (2) budgetary approvals within the customer's company for capital purchases; and (3) the ability to process the purchase order within the customer's organization in a timely manner. Factors that may impact the shipment of customer orders include: (1) the availability of material to produce the product; and (2) the time required to produce and test the system before delivery. Because the average sales price of our system is high, the delay in the timing of receipt and shipment of any one customer order can result in quarterly fluctuations in our revenue.

   Our results are significantly influenced by a number of factors, including our pricing, the costs of materials used in our products and the expansion of our operations. We price our products and services based upon our costs as well as in consideration of the prices of competitive products and services in the marketplace. The costs of our products primarily consist of the costs of components and subassemblies that have generally declined over time. As a result of the growth of our business, our operating expenses have increased in the areas of research and development, selling and marketing, customer service and support and administration. We expect that the events of September 11th and their aftermath coupled with the already soft economy will continue to influence our operating results into fiscal 2003. This impact is likely to be most significant in the capital spending budgets of some of our cable and broadcast customers who we believe depend on advertising revenues to fund their equipment purchases.

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

   On January 31, 2002, we completed a public offering of 3,594,411 shares of our common stock, consisting of 3,384,411 shares sold by us and 210,000 shares sold by certain of our stockholders. Proceeds to SeaChange, net of underwriting discounts and costs of the offering, were approximately $92.7 million.

Summary of Critical Accounting Policies; Significant Judgments and Estimates

   Our discussion and analysis of our financial condition and results of operations are based upon our Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make significant estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. These items are regularly monitored and analyzed by management for changes in facts and circumstances, and material changes in these estimates could occur in the future. Changes in estimates are recorded in the period in which they become known. We base our estimates on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from our estimates if past experience or other assumptions do not turn out to be substantially accurate.

   A summary of those accounting policies that we believe are most critical to fully understand and evaluate our financial results is set forth below. This summary should be read in conjunction with our Consolidated Financial Statements and the related Notes included elsewhere in this Annual Report.

   Revenue Recognition and Allowance for Doubtful Accounts. Revenues from sales of systems are recognized upon shipment provided title and risk of loss have passed to the customer, there is evidence of an arrangement, fees are fixed or determinable and collection of the related receivable is reasonably assured. Installation, project management and training revenue is deferred and recognized as these services are performed. Revenue from technical support and maintenance is deferred and recognized ratably over the period of the related agreements, generally one year. Customers are billed for installation, project management, training and maintenance at the time of the product sale. If a portion of the sales price is not due until installation of the system is complete, that portion of the sales price is deferred until installation is complete. Revenue from content fees, primarily movies, is recognized based on the volume of monthly purchases that are made by hotel guests. Revenue from product development contract services is recognized based on the time and materials incurred to complete the work. Shipping and handling costs are included in revenue and cost of revenues.

   Our transactions frequently involve the sales of systems and services under multiple element arrangements. Systems sales always include at least one year of free technical support and maintenance services. Revenue under multiple element arrangements is allocated to all elements except systems based upon the fair value of those elements. The amounts allocated to training, project management, technical support and maintenance and content fees are based upon the price charged when these elements are sold separately and unaccompanied by the other elements. The amount allocated to installation revenue is based upon hourly rates and the estimated time required to complete the service. The amount allocated to systems is done on a residual method basis. Under this method, the total arrangement value is allocated first to undelivered elements, based on their fair values, with the remainder being allocated to systems revenue. Installation, training and project management services are not essential to the functionality of systems as these services do not alter the equipment's capabilities, are available from other vendors and the systems are standard products. For transactions in which consideration, including equity instruments, is given to a customer, we account for the value of this consideration as a reduction in revenue in our statement of operations (see further discussion under "equity investments" within Management's Discussion and Analysis and footnote 14 in the consolidated financial statements).

   We recognize revenue for systems and services only in those situations where collection from the customer is reasonably assured. Our normal payments terms are 50% of the order due upon receipt of a customer purchase order, 25% due upon shipment of the product to the customer and 25% due 45 days after shipment of the product to the customer. Our finance management regularly monitors timely payments from our customers and assesses any collection issues. We perform on-going credit evaluations of our customer's financial condition but generally do not require collateral from our customers. For a majority of our international customers, we require an irrevocable letter of credit to be issued by the customer before the purchase order is accepted. We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments and record these allowances as a charge to operations within general and administrative expenses. We base our estimates on our historical collection and write-off experience, current trends, credit assessment, detailed analysis of specific customer situations and percentage of our accounts receivable by aging category. While such credit losses have historically been within our expectations and the allowances established, we cannot guarantee that we will continue to experience the same credit loss rates that we have in the past. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payment, additional allowances may be required. Our failure to accurately estimate the losses for doubtful accounts and ensure that payments are received on a timely basis could have a material adverse effect on our business, financial condition and results of operations.

   Inventories and Reserves for Obsolescence. Inventories are stated at the lower of cost or net realizable value. Cost is determined using the first-in, first-out (FIFO) method. Inventories consist primarily of components and subassemblies and finished products held for sale. All of our hardware components are purchased from outside vendors. We depend upon certain vendors for the manufacture of significant components for all of our products. If these vendors were to become unwilling or unable to manufacture these products in required volumes, we would have to identify and qualify acceptable alternative vendors. The inability to develop alternative sources, if required in the future, could result in delays or reductions in product shipments and thereby adversely affect our financial condition and results of operations.

   Our manufacturing and finance management and operations personnel regularly monitor the inventories to ensure its carrying value is stated at the lower of cost or net realizable value. On a quarterly basis, we use consistent methodologies to evaluate all inventory for net realizable value. We record a provision for excess and obsolete inventory when such an impairment is identified through the quarterly review process. Excess and obsolete inventory, consisting of on-hand components and subassemblies and finished products, is written down to its estimated net realizable value, if less than cost. The excess and obsolescence evaluation is based upon assumptions about future demand, product mix and possible alternative uses and involves significant judgments. If the inventory value is written down to its net realizable value, and subsequently there is an increased demand for the inventory at a higher value, the increased value of the inventory is not realized until the inventory is sold.

   Valuation of Long-Lived Assets. We defer legal costs associated with defending our existing patents. If the patent defense is successful, the costs are capitalized as an intangible asset and amortized over their estimated remaining useful life. If the patent defense is unsuccessful, the amounts that have been deferred are charged to operating expense. Included in other assets at January 31, 2002 are deferred legal costs of $1.4 million associated with on-going litigation related to the nCube lawsuits. At January 31, 2002, goodwill and intangibles consisted of $253,000 of net goodwill costs which will cease to be amortized beginning February 1, 2002 and net capitalized patent defense costs of $3.9 million which are being amortized to general and administrative expenses over their four year estimated useful life.

   In accordance with Financial Accounting Standards Board Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," ("SFAS No. 121") the carrying value of intangible assets and other long-lived assets is reviewed on a regular basis for the existence of facts or circumstances, both internally and externally, that may suggest impairment. Factors we consider important which could trigger the impairment review include:

  . significant underperformance relative to historical or projected future operating results;

  .   significant negative industry or economic trends;

  .   significant decline in our stock price for a sustained period;

  .   significant decline in our technological value as compared to the market;
      and

  .   our market capitalization relative to net book value.

   If such circumstances exist, we evaluate the carrying value of long-lived assets to determine if impairment exists based upon estimated undiscounted future cash flows over the remaining useful life of the assets and comparing that value to the carrying value of the assets. If the carrying value of the asset is greater than the estimated future cash flows, the asset is written down to the estimated fair value. We determine the estimated fair value of the assets on a projected discounted cash flow method using a discount rate determined by management to be commensurate with the risk inherent in the current business model. In determining expected future cash flows, assets are grouped at the lowest level for which cash flows are identifiable and independent of cash flows from other asset groups. To date, no such impairment has been indicated. Our cash flow estimates contain management's best estimates, using appropriate and customary assumptions and projections at the time.

   Equity Investments.   On December 1, 2000, we and Comcast Cable
Communications, Inc. entered into a video-on-demand purchase agreement for our interactive television video servers and related services. Under the terms of the video-on-demand purchase agreement, Comcast has committed to purchase our equipment capable of serving a minimum of one million cable subscribers by approximately December 2002. In addition, Comcast may earn up to an additional 450,000 incentive common stock purchase warrants through December 2003 based on the number of cable subscribers in excess of one million who are served by our equipment which has been purchased by Comcast.

   On February 28, 2001, we and Comcast SC signed and closed a common stock and warrant purchase agreement. Under the terms of this agreement, we sold in a private placement to Comcast SC for approximately $10 million an aggregate of 756,144 shares of our common stock and a warrant to purchase 100,000 shares of our common stock with an exercise price of $13.225 per share.

   We determined the intrinsic value of $586,000 related to the 756,144 shares of common stock purchased on February 28, 2001 and measured the fair value of $1.1 million related to the 100,000 common stock purchase warrants as of the closing date and recorded these amounts as contra-equity. On April 30, 2001, we recorded an additional contra-equity amount of $325,000 for the fair value of the additional 25,000 common stock purchase warrants of our common stock as the registration statement had not been declared effective on or before March 31, 2001 in accordance with the agreement. On June 13, 2001, the effective date of the registration statement, we issued an additional 14,667 common stock purchase warrants in accordance with the agreement, and recorded an additional contra equity amount of $335,000, representing the incremental fair value of the total warrants issued. Management determined the fair value of the warrants using the Black-Scholes valuation model. The assumptions used in this valuation included: a weighted average volatility factor of 100%, a dividend yield of 0.0%, a risk-free interest rate of 4.85%, and an expected warrant term of 5 years. If management had used another valuation method or different valuation assumptions, the fair value of the warrants may have significantly changed, which could have materially impacted our results of operations. The total contra-equity amount of $2.4 million is being amortized as an offset to gross revenue in proportion to the revenue recognized from the sale of equipment with respect to the first one million subscribers Comcast has committed to under the video-on-demand purchase agreement. We have estimated that the equipment value with respect to the first one million subscribers is $30 million. This estimate is continuously monitored and is subject to change. To the extent that this estimate changes in the future, the amount of the remaining contra-equity amount will be adjusted prospectively. For the year ended January 31, 2002, we amortized $1.2 million of the deferred equity discount. As of January 31, 2002, the balance of the deferred equity discount was $1.2 million. The fair value of the additional incentive common stock purchase warrants will also be recorded as an offset to gross revenue as the warrants are earned by Comcast, if any.

   On November 29, 2001, we and Visible World entered into a Joint Development and Marketing Agreement. The purpose of the partnership is to integrate the advertising insertion product offerings that we offer with the software technologies of Visible World, which would enable advertisers an end-to-end solution for providing target advertising to their customers. The agreement is for a one-year period with automatic annual renewal unless 90-day notice of termination is given by either party. In conjunction with the arrangement, Visible World issued us a fully vested warrant to purchase one million shares of Series B Preferred Stock at an exercise price of $0.01 per share. The warrant expires at the earlier of a) the consummation of a qualified public offering, as defined in the agreement, by Visible World, b) the sale of Visible World, as defined in the agreement or c) 10 years. Because the issuance of the warrant to us under the terms of the agreement is in exchange for services to be provided by us, the warrant is accounted for under the guidance of EITF 00-08, "Accounting by a Grantee for an Equity Instrument to be Received in Conjunction with Providing Goods or Services." Management determined the fair value of the warrant based on available financial information using the Black-Scholes valuation model. The assumptions used in this valuation included: a fair value of Visible World stock of $0.50 per share, a weighted average volatility factor of 100%, a dividend yield of 0.0%, a risk-free interest rate of 4.22%, and an expected warrant term of 5 years. If management had used another valuation method or different valuation assumptions, the fair value of the warrant may have significantly changed. We recorded the value of the warrant of $493,000 as a long-term investment included in other assets with an offsetting amount included in deferred revenue. We will recognize the deferred revenue over a five year period, the expected term of the services. In addition, we review the carrying value of our investment on a regular basis for the existence of facts or circumstances, both internally and externally, that may suggest impairment of the asset. It is possible that changes in facts or circumstances related to the value of this investment could materially affect our financial condition and results of operations.

   Accounting for Income Taxes. We record income taxes using the asset and liability method. Deferred income tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective income tax bases, and operating loss and tax credit carryforwards. Our financial statements contain certain deferred tax assets which have arisen primarily as a result of operating losses, as well as other temporary differences between financial and tax accounting. We are required to establish a valuation allowance if the likelihood of realization of deferred tax assets is reduced. Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our deferred tax assets. We evaluate the weight of all available evidence to determine whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. Although realizability is not assured, based on the weight of available evidence, we believe it is more likely than not that all remaining deferred tax assets will be realized. The amount of the deferred tax asset considered realizable is subject to change based on future events, including generating taxable income in future periods. We will continue to assess the need for the valuation allowance at each balance sheet date based on all available evidence. As a result of our operating profit in the year ended January 31, 2002, forecasted operating income for the year ended January 31, 2003 and the expectation of profitability in future periods thereafter, we did not record any additional valuation allowances during the year ended January 31, 2002. Had we recorded an additional allowance, we would have reported materially different results. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if we do not generate sufficient taxable income in future periods. Our effective tax rate may vary from period to period based on changes in estimated taxable income or loss, changes to the valuation allowance, changes to federal, state or foreign tax laws, future expansion into areas with varying country, state, and local income tax rates, deductibility of certain costs and expenses by jurisdiction and as a result of potential acquisitions.

   Off-Balance Sheet Arrangements. We have not created, and are not party to, any special-purpose or off-balance sheet entities for the purpose of raising capital, incurring debt or operating parts of our business that are not consolidated into our financial statements.We do not have any arrangements or relationships with entities that are not consolidated into our financial statements that are reasonably likely to materially affect our liquidity or the availability of our capital resources.

   Year Ended January 31, 2001 Compared to the Year Ended January 31, 2002

   Systems Revenues. Our systems revenues consist of sales of our broadband and broadcast products. Systems revenues increased 17% from $75.0 million in the year ended January 31, 2001 to $87.6 million in the year ended January 31, 2002. Revenues from the broadband segment, which accounted for 55% of total revenues in the year ended January 31, 2001 and 60% of total revenues in the year ended January 31, 2002, increased from $54.4 million in 2001 to $69.5 million in 2002. Digital advertising system revenues were $26.3 million for the year ended January 31, 2002 as compared to $40.0 million for the year ended January 31, 2001. Interactive television systems revenues increased to $43.2 million for the year ended January 31, 2002 as compared to $14.4 million for the year ended January 31, 2001. Reducing interactive television systems revenue for the year ended January 31, 2002 was the amortization of $1.2 million related to the deferred equity discount associated with the Comcast equity investment. The increase in broadband revenues is primarily attributable to the initial deployment of residential video-on-demand systems in the United States for cable operators, offset in part by a decline in the number of expansion systems purchased by United States cable system operators for digital advertising. Broadcast system segment revenues were $20.6 million in the year ended January 31, 2001 compared to $18.0 million in the year ended January 31, 2002. The 12% decrease in broadcast revenues for the year ended January 31, 2002 was primarily attributable to a decrease in capital expenditures by broadcast companies that we believe is tied to declining advertising revenues earned by those companies. We expect future revenue growth, if any, to come principally from our interactive television and broadcast system products as cable and telecommunications companies continue to offer new video-on-demand applications for their customers and the market for digital video servers within the broadcast industry continues to expand. As revenues from broadcast and interactive television products increase, the digital advertising products will become a smaller portion of total system revenues. However, we believe that there will be a continuing demand for expansions to existing digital advertising insertion systems within the United States.

   Services Revenues. Our services revenues consist of fees for installation, training, product maintenance, technical support services, project management, product development contracts and movie content fees. Our services revenues increased 20% to $28.2 million in the year ended January 31, 2002 from $23.5 million in the year ended January 31, 2001. This increase in services revenues primarily resulted from the renewals of technical support and maintenance services, price increases on certain technical support and maintenance services, the impact of a growing installed base of systems and a higher level of product development services.

   For the twelve-month periods ended January 31, 2001 and January 31, 2002, certain customers each accounted for more than 10% of our total revenues. Single customers each accounted for 12% and 10% of total revenues in the year ended January 31, 2001 and 20%, 15% and 11% of total revenues in the year ended January 31, 2002. Revenue from these customers was primarily in the broadband segment. We believe that a significant amount of our revenues will continue to be derived from a limited number of large customers.

   International sales accounted for approximately 21% and 14% of total revenues in the twelve-month periods ended January 31, 2001 and January 31, 2002, respectively. We expect that international sales will remain a significant portion of our business in the future. As of January 31, 2002, substantially all sales of our products were made in United States dollars. Therefore, we have not experienced, nor do we expect to experience in the near term, any material impact from fluctuations in foreign currency exchange rates on our results of operations or liquidity. If this practice changes in the future, we will reevaluate our foreign currency exchange rate risk.

   Systems Gross Profit. Costs of systems revenues consist primarily of the cost of purchased components and subassemblies, labor and overhead relating to the final assembly and testing of complete systems and related expenses. Costs of systems revenues increased to $49.1 million in the year ended January 31, 2002 as compared to $39.9 million in the year ended January 31, 2001. In the year ended January 31, 2002, the increase in costs of systems revenues reflects higher systems revenue and higher material costs within the interactive television products. We expect cost of systems revenues for the interactive television products within the broadband segment to be higher as a percentage of revenues as the products are first deployed and to decrease as a percentage of revenues as the revenue level increases and we improve our manufacturing and material purchasing efficiencies.

   Systems gross profit as a percentage of systems revenues was 44% and 47% in the year ended January 31, 2002 and January 31, 2001, respectively. The decrease in systems gross profit in the year ended January 31, 2002 was primarily due to the shift within the broadband segment from product sales of higher gross profit ad insertion systems to lower gross profit interactive television systems. We expect this product sales shift to continue, however, we expect that gross profit for interactive television systems will improve as the revenue level for interactive television systems increases and we improve our manufacturing and purchasing efficiencies. Gross profit for the broadband segment decreased from 48% for the year ended January 31, 2001 to 44% for the year ended January 31, 2002 while gross profit for the broadcast segment decreased from 44% to 43% for the year ended January 31, 2001 and the year ended January 31, 2002, respectively.

   Services Gross Profit. Costs of services revenues consist primarily of labor, materials and overhead relating to the installation, training, product maintenance and technical support services provided by us and costs associated with providing movie content. Costs of services revenues increased 12% from $18.8 million in the year ended January 31, 2001 to $21.0 million in the year ended January 31, 2002, primarily as a result of increased revenues and the costs associated with our hiring and training additional service personnel to provide worldwide support for the growing installed base of broadband and broadcast systems and costs associated with providing movie content. Services gross profit as a percentage of services revenue was 20% in the year ended January 31, 2001 and 25% in the year ended January 31, 2002. Improvements in the services gross profit in the year ended January 31, 2002 reflect the increase in the installed base of systems under maintenance, price increases on certain annual technical support and maintenance services and higher product development revenues.

   Research and Development. Research and development expenses consist primarily of the compensation of development personnel, depreciation of development and test equipment and an allocation of related facilities expenses. Research and development expenses increased 15% from approximately $20.3 million in the year ended January 31, 2001 to $23.4 million in the year ended January 31, 2002. The increase in the dollar amount was primarily attributable to the hiring and contracting of additional development personnel which reflects our continuing investment in new products. We expect that research and development expenses will continue to increase in dollar amount as we continue our development and support of new and existing products.

   Selling and Marketing. Selling and marketing expenses consist primarily of compensation expenses, including sales commissions, travel expenses and certain promotional expenses. Selling and marketing expenses increased 14% from $12.5 million in the year ended January 31, 2001 to $14.2 million in the year ended January 31, 2002. This increase is primarily due to the hiring of additional sales personnel for our broadcast and interactive television products, increased sales commissions on higher revenues and higher marketing expenses specifically for tradeshow and other promotional activities.

   General and Administrative. General and administrative expenses consist primarily of the compensation of executive, finance, human resource and administrative personnel, legal and accounting services and an allocation of related facilities expenses. General and administrative expenses remained flat at $7.4 million in the year ended January 31, 2001 and January 31, 2002, respectively.

   Interest Expense (Income), Net. Interest expense, net, was approximately $449,000 in the year ended January 31, 2002 and interest expense, net, was approximately $212,000 in the year ended January 31, 2001. The increase in 2002 in interest expense, net, primarily resulted from interest expense on increased borrowings under our lines of credit and borrowings under our construction loan.

   Provision (Benefit) for Income Taxes. Our effective tax benefit rate was 37% in the year ended January 31, 2002. The effective tax rate for the year ended January 31, 2002 was favorably impacted by the utilization of research and development tax credits.

   We had net deferred tax assets of $8.8 million at January 31, 2002. Although realizability is not assured, based on the weight of available evidence, we believe it is more likely than not that all remaining deferred tax assets will be realized. The amount of the deferred tax assets considered realizable is subject to change based on future events, including generating taxable income in future periods. We will continue to assess the need for the valuation allowance at each balance sheet date based on all available evidence. The amount of the deferred tax assets considered realizable, however, could be reduced in the near term, and the amount could be material, if we do not generate sufficient taxable income in future periods. Any reduction of the amount of the deferred tax assets would reduce net income in the period in which the reduction occurs.

   Cumulative effect change in accounting principle. During the fourth quarter of the year ended January 31, 2001, we implemented the SEC's SAB 101 guidelines, retroactive to the beginning of the year. This was reported as a cumulative effect of a change in accounting principle as of February 1, 2000. Historically, for some of our sales transactions, a portion of the sales price, typically 25%, was not due until installation occurred. We now defer revenue recognition on the portion of the sales price not due until installation is complete. The cumulative effect of the change in accounting principle on prior years resulted in a charge to income of $1.1 million (net of income taxes of $732,000) or $0.05 per diluted share which has been included in income for the nine months ended October 31, 2000.

   Year Ended December 31, 1999 Compared to the Year Ended January 31, 2001

   Systems Revenues. Systems revenues increased 10% from $68.5 million in the year ended December 31, 1999 to $75.0 million in the year ended January 31, 2001. Revenues from the broadband segment, which accounted for 55% of total revenues in the year ended January 31, 2001 and 61% of total revenues in the year ended December 31, 1999, increased from $51.7 million in 1999 to $54.4 million in 2001. Digital advertising system revenues were $40.0 million for the year ended January 31, 2001 as compared to $44.6 million for the year ended December 31, 1999. Interactive television systems revenues increased to $14.4 million for the year ended January 31, 2001 as compared to $7.1 million for the year ended December 31, 1999. The increase in broadband revenues is primarily attributable to the sale of interactive television systems to U.S. cable system operators who began to deploy residential video-on-demand services to their subscriber base during the year ended January 31, 2001, offset in part by a decline in the number of expansion systems purchased by United States cable system operators for digital advertising. Broadcast system segment revenues were $20.6 million in the year ended January 31, 2001 compared to $16.8 million in the year ended December 31, 1999. The 23% increase in broadcast revenues for the year ended January 31, 2001 was primarily due to shipments for new broadcast customers in the United States, Europe and the Far East.

   Services Revenues. Our services revenues increased 40% to $23.5 million in year ended January 31, 2001 from $16.8 million in the year ended December 31, 1999. This increase in services revenues primarily resulted from the renewals of existing technical support and maintenance, price increases on certain technical support and maintenance services, the impact of a growing installed base of systems and a higher volume of product development services.

   For the twelve-month periods ended January 31, 2001 and December 31, 1999, certain customers each accounted for more than 10% of our total revenues. Single customers each accounted for 12% and 10% of total revenues in the year ended January 31, 2001 and 15% and 10% of total revenues in the year ended December 31, 1999. Revenue from these customers was primarily in the broadband segment. We believe that a significant amount of our revenues will continue to be derived from a limited number of large customers.

   International sales accounted for approximately 21% and 23% of total revenues in the twelve-month periods ended January 31, 2001 and December 31, 1999, respectively.

   Systems Gross Profit. Costs of systems revenues increased to $39.9 million in the year ended January 31, 2001 as compared to $38.9 million in the year ended December 31, 1999. In the year ended January 31, 2001, the cost of systems revenues increased from the prior year primarily as a result of higher systems revenues.

   Systems gross profit as a percentage of systems revenues was 47% and 43% in the year ended January 31, 2001 and December 31, 1999, respectively. The increase in systems gross profit in the year ended January 31, 2001 was primarily due to lower material and other manufacturing costs as a percentage of systems revenue within the broadband segment and specifically for system revenues for the digital advertising insertion products. We were able to reduce manufacturing material costs principally through improved purchasing methods despite the continued trend towards the purchase of smaller scale digital advertising insertion systems and expansions to existing systems that have higher material content. Gross profit for the broadband segment improved from 43% for the year ended December 31, 1999 to 48% for the year ended January 31, 2001 while gross profit for the broadcast segment was 44% and 45% for the year ended January 31, 2001 and the year ended December 31, 1999, respectively.

   Services Gross Profit. Costs of services revenues increased 26% from $15.0 million in the year ended December 31, 1999 to $18.8 million in the year ended January 31, 2001, primarily as a result of increased revenues and the costs associated with our hiring and training additional service personnel to provide worldwide support for the growing installed base of broadband and broadcast systems and costs associated with providing movie content. Services gross profit as a percentage of services revenue was 20% in the year ended January 31, 2001 and 11% in the year ended December 31, 1999. Improvements in the services gross profit in the year ended January 31, 2001 reflect the increase in the installed base of systems under maintenance, price increases on certain annual technical support and maintenance services and higher product development revenues.

   Research and Development. Research and development expenses increased 24% from approximately $16.3 million in the year ended December 31, 1999 to $20.3 million in the year ended January 31, 2001. The increase in the dollar amount was primarily attributable to the hiring and contracting of additional development personnel which reflects our continuing investment in new products.

   Selling and Marketing. Selling and marketing expenses increased 45% from $8.6 million in the year ended December 31, 1999 to $12.5 million in the year ended January 31, 2001. This increase is primarily due to the hiring of additional sales personnel for our broadcast and interactive television products, increased sales commissions on higher revenues and higher marketing expenses specifically for tradeshow and other promotional activities.

   General and Administrative. General and administrative expenses increased 38% from $5.3 million in the year ended December 31, 1999 to $7.4 million in the year ended January 31, 2001. This increase is primarily due to increased legal expenses associated with various litigation matters and accounting expenses associated primarily with tax matters.

   Interest Expense (Income), Net. Interest expense, net, was approximately $212,000 in the year ended January 31, 2001 and interest income, net, was approximately $28,000 in the year ended December 31, 1999. The increase in 2001 in interest expense, net, primarily resulted from interest expense on increased borrowings under our lines of credit and new borrowings under our construction loan.

   Provision (Benefit) for Income Taxes. Our effective tax rate for the year ended January 31, 2001 differed from the U.S. federal statutory tax rate due to the utilization of research and development tax credits. Our effective tax benefit rate was 116% for the year ended January 31, 2001 as compared to 3% for the year ended December 31, 1999.

   One Month Ended January 31, 2000 Compared to the One Month Ended January 31, 1999

   Systems Revenues. Systems revenues decreased 68% from $697,000 in the one month ended January 31, 1999 to $226,000 in the one month ended January 31, 2000. This decreased systems revenues resulted primarily from the timing of receipt of customer orders and related shipment within both the broadband and broadcast segments.

   Services Revenues. Our services revenues increased 23% from approximately $1.2 million in the one month ended January 31, 1999 to $1.5 million in the one month ended January 31, 2000. This increase in services revenues resulted primarily from renewals of technical support and maintenance contracts, higher product development revenues and the impact of a growing installed base of systems.

   For the one month period ended January 31, 2000 and January 31, 1999, certain customers accounted for more than 10% of our total revenues. Single customers accounted for 16% and 11% of total revenues in the one month ended January 31, 2000 and 17%, 12% and 10% of total revenues in the one month ended January 31, 1999. Revenues from these customers were primarily in the broadband segment.

   International sales accounted for approximately 18% and 38% of total revenues for the one month ended January 31, 2000 and January 31, 1999, respectively.

   Systems Gross Profit. Costs of systems revenues decreased 6% from $670,000 in the one month ended January 31, 1999 to $633,000 in the one month ended January 31, 2000. For the one month ended January 31, 2000, the decrease in cost of systems revenues primarily reflects lower systems revenue offset in part by fixed manufacturing labor and overhead costs.

   Systems gross profit as a percentage of systems revenues was a negative 180% in the one month ended January 31, 2000. In the one month ended January 31, 1999, gross profit as a percentage of systems revenues was 4%. The decrease in systems gross profit in 2000 was primarily due to lower systems revenue and higher material and fixed manufacturing costs as a percentage of systems revenues.

   Services Gross Profit. Costs of services revenues increased 38% from approximately $1.0 million in the one month ended January 31, 1999 to $1.4 million in the one month ended January 31, 2000, primarily as a result of the costs associated with our hiring and training additional service personnel to provide worldwide support for the growing installed base of broadband and broadcast systems and costs associated with providing movie content. Services gross profit as a percentage of services revenue decreased to 3% in the one month ended January 31, 2000 compared to a gross profit margin of 13% in the one month ended January 31, 1999.

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

   Benefit for Income Taxes. Our effective tax benefit rate was 32% and 33% in the one month ended January 31, 2000 and January 31, 1999, respectively.

Quarterly Results of Operations

   The following tables present certain unaudited quarterly information for the quarterly periods in the years ended January 31, 2001 and January 31, 2002. The results for any quarter are not necessarily indicative of future quarterly results, and we believe that period-to-period comparisons should not be relied upon as an indication of future performance.

                                               April 30, July 31, October 31, January 31, April 30, July 31, October 31, January 31,
                                                 2000      2000      2000        2001       2001      2001      2001        2002
                                               --------- -------- ----------- ----------- --------- -------- ----------- -----------
                                                                     (in thousands, except per share amounts)
Revenue........................................ $22,304  $25,356    $25,026     $25,782    $30,156  $27,024    $25,221     $33,378
Gross profit...................................   8,706    9,906     10,760      10,370     11,460   10,751      9,338      14,073
Operating expenses.............................   8,346    9,426      9,945      12,410     11,028   11,669     11,041      11,157
Income (loss) before cumulative effect of
 change in accounting principle................     263      330        512      (1,012)       182     (684)    (1,212)      2,095
Cumulative effect of change in accounting
 principle, net of tax of $732.................  (1,100)      --         --          --         --       --         --          --
Net income (loss)..............................    (837)     330        512      (1,012)       182     (684)    (1,212)      2,095
Earnings (loss) per share before cumulative
 effect change in accounting principle--
 Basic.........................................    0.01     0.02       0.02       (0.05)      0.01    (0.03)     (0.05)       0.09
Earnings (loss) per share before cumulative
 effect change in accounting principle--
 Diluted.......................................    0.01     0.01       0.02       (0.05)      0.01    (0.03)     (0.05)       0.09
Earnings (loss) per share--Basic...............   (0.04)    0.02       0.02       (0.05)      0.01    (0.03)     (0.05)       0.09
Earnings (loss) per share--Diluted.............   (0.04)    0.01       0.02       (0.05)      0.01    (0.03)     (0.05)       0.09

   We have experienced significant variations in revenues, expenses and operating results from quarter to quarter and such variations are likely to continue. A significant portion of our revenues have been generated from a limited number of customers, and it is difficult to predict the timing of future orders and shipments to these and other customers. Customers can cancel or reschedule shipments, and development or production difficulties could delay shipments. During the quarterly periods outlined above, we experienced variations in our revenues from quarter to quarter primarily related to the significant growth of our interactive television products in the broadband segment and broadcast segment products.

   We have also experienced significant variations in our quarterly systems gross margins. Changes in pricing policies, the product mix, the timing and significance of new product introductions and product enhancements, and fluctuations in the number of systems affects manufacturing efficiencies and, accordingly, gross profits. Quarterly services gross margins have historically fluctuated significantly because installation and training service revenue varies by quarter while the related costs are relatively consistent by quarter.

   Operating expenses also vary with the number, timing and significance of new product and product enhancement introductions by us and our competitors, increased competition, the gain or loss of significant customers, the hiring of new personnel and general economic conditions. During the quarterly periods outlined above, we experienced certain fluctuations in our operating expenses. During the year ended January 31, 2002, we increased headcount within our research and development and sales and marketing areas to reflect our continued investment in future product development and our desire to increase our interactive television and broadcast revenues. As a result, our expenses in both of these areas increased during the year. In addition, our selling and marketing costs fluctuate from quarter to quarter as a result of large tradeshows that take place in the first and third quarter of the year and significant promotional costs that are incurred for new product introductions. All of the above factors are difficult for us to forecast, and these or other factors may have a materially adverse effect our business, financial condition and results of operations for one quarter or a series of quarters. Only a small portion of our expenses vary with revenues in the short-term and there would likely be a material adverse effect on our operating results if future revenues are lower than expectations.

   Based upon all of the forgoing, we believe that quarterly revenues and operating results are likely to vary significantly in the future and that period-to-period comparisons of our results of operations are not necessarily meaningful and, therefore, should not be relied upon as indications of future performance.

Liquidity and Capital Resources

   We have financed our operations and capital expenditures primarily with the proceeds of our common stock, borrowings and cash flows generated from operations. Cash and cash equivalents increased $97.8 million from $6.1 million at January 31, 2001 to $103.9 million at January 31, 2002. Working capital increased from approximately $28.8 million at January 31, 2001 to approximately $134.9 million at January 31, 2002.

   Net cash used in operating activities for the year ended January 31, 2001 was approximately $3.2 million and net cash provided by operating activities for the year ended January 31, 2002 was $4.2 million. The net cash provided by operating activities in the year ended January 31, 2002 was the result of the net income adjusted for non-cash expenses including depreciation and amortization of $8.5 million and the changes in certain operating assets and liabilities. The significant net changes in assets and liabilities that provided cash from operations included an increase in deferred revenues of approximately $4.6 million. These items that generated cash from operations were offset by an increase in accounts receivable of $2.8 million, a decrease in accounts payable of $2.6 million, a decrease in customer deposits of $1.5 million and an increase in inventories of approximately $1.1 million. We expect that the broadcast segment and the interactive television products within the broadband segment will continue to require a significant amount of cash to fund future product development, to manufacture and deploy customer test and demonstration equipment and to meet higher revenue levels in both product segments.

   Net cash used in investing activities was approximately $12.8 million and $8.6 million for the year ended January 31, 2001 and January 31, 2002, respectively. Intangible assets increased by $2.7 million in 2002 as a result of the successful defense of our patents. Investment activity consisted primarily of capital expenditures related to capital equipment required to support the expansion and growth of the business. We had no material capital expenditure commitments as of January 31, 2002. We had non-cancelable purchase commitments for inventories of approximately $4.7 million at January 31, 2002.

   Net cash provided from financing activities was approximately $19.4 million and approximately $102.2 million for the year ended January 31, 2001 and January 31, 2002, respectively. In the year ended January 31, 2002, the cash provided from financing activities included net proceeds of $92.7 million from the completion of our public stock offering on January 31, 2002, $10.0 million in connection with the issuance of common stock issued on February 28, 2001 from a private placement sale of common stock and a warrant to Comcast SC Investment, Inc. (See Note 14 to the Consolidated Financial Statements) and an additional $5.4 million in borrowings under the line of credit with a bank. During the same period, cash used in financing activities included approximately $4.0 million in repayments under our revolving line of credit and $5.0 million in principal payments under our equipment line of credit and capital lease obligations.

   In October 2001, we entered into a $10.0 million revolving line of credit with a bank that expires in October 2003. Loans made under this revolving line of credit will bear interest at a rate per annum equal to the bank's prime rate, 4.75% at January 31, 2002. As of January 31, 2002, we have borrowings of $5.4 million under this revolving line of credit. Borrowings under this line of credit are collateralized by substantially all of our assets. The loan agreement requires that we provide the bank with certain periodic financial reports and comply with certain financial ratios including a minimum level of earnings before interest, taxes and depreciation and amortization on a trailing twelve month basis. As of January 31, 2002, we were in compliance with these financial covenants. The line of credit replaces our prior revolving line of credit and equipment line with a different bank. In conjunction with entering into the new bank line, we repaid to our prior lender all outstanding borrowings under the equipment line of credit in an amount of $3.4 million. In March 2002, we repaid the outstanding balance under the current line of credit of $5.4 million plus accrued interest to the bank.

   In October 2000, we entered into an agreement with a bank to finance $1.2 million of the construction costs related to the purchase and renovation of a manufacturing mill in New Hampshire that we previously purchased in February 2000. During the construction period, interest accrued and was paid at a per annum rate of 8.875%.

Upon occupancy of the building in November 2000, the loan converted into two promissory notes whereby we will pay principal and interest based upon a fixed interest rate per annum over a five and ten year period, respectively, of 8.875% at January 31, 2002. Borrowings under the loan are secured by the land and buildings of the renovated mill.

   The loan agreement requires that we provide the bank with certain periodic financial reports and comply with certain financial ratios. At January 31, 2002, we were in compliance with all covenants. As of January 31, 2002, borrowings outstanding under the loan were $1.1 million.

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

   We believe that existing funds together with available borrowings under the revolving line of credit and the proceeds from this offering are adequate to satisfy our working capital and capital expenditure requirements for the foreseeable future.

   The following table reflects our current contractual obligations:

                 Non-cancelable
                     Lease      Bank Line of Construction
                  Commitments      Credit        Loan     Inventory  Total
                 -------------- ------------ ------------ --------- -------
                                       (in thousands)
     2003.......     $1,713        $   --       $  155     $4,700   $ 6,568
     2004.......      1,163         5,400          170         --     6,733
     2005.......      1,058            --          186         --     1,244
     2006.......        437            --          203         --       640
     2007.......        318            --           67         --       385
     Beyond 2007        233            --          279         --       512
                     ------        ------       ------     ------   -------
     Total......     $4,922        $5,400       $1,060     $4,700   $16,082

Effects of Inflation

   Our management believes that financial results have not been significantly impacted by inflation and price changes.

Recent Accounting Pronouncements

   In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142 (''SFAS 142''), ''Goodwill and Other Intangible Assets,'' which is effective for us on February 1, 2002. SFAS 142 requires, among other things, the discontinuance of goodwill amortization and includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, and reclassification of certain intangibles out of previously reported goodwill. We believe the adoption of SFAS 142 will not have a material impact on our current financial position and results of operations.

   In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 143 (''SFAS 143''), ''Accounting for Obligations Associated with the Retirement of Long-Lived Assets.'' SFAS 143 provides the accounting requirements for retirement obligations associated with tangible long-lived assets. SFAS 143 is effective for financial statements for fiscal years beginning after June 15, 2002. We believe the adoption of SFAS 143 will not have a material impact on our current financial position and results of operations.

   In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144 (''SFAS 144''), ''Accounting for the Impairment or Disposal of Long-Lived Assets.'' SFAS 144 requires one method of accounting for long-lived assets disposed of by sale. SFAS 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001. We believe the adoption of SFAS 144 will not have a material impact on our current financial position and results of operations.

   In November 2001, the Emerging Issues Task Force (EITF) reached a consensus on EITF Issue 01-9, "Accounting for Consideration Given by a Vendor to a Customer or Reseller of the Vendor's Products" ("EITF 01-9"). EITF 01-9 presumes that consideration, including equity instruments, from a vendor to a customer or reseller of the vendor's products is a reduction of the selling prices of the vendor's products and, therefore, should be characterized as a reduction of revenue when recognized in the vendor's income statement and could lead to negative revenue under certain circumstances. Revenue reduction is required unless consideration relates to a separate identifiable benefit and the benefit's fair value can be established. EITF 01-9 is effective for financial statements issued for fiscal years beginning after December 15, 2001. We believe the adoption of EITF 01-9 will not have a material impact on our current financial position and results of operations as we currently apply its guidance.

ITEM 7A.  Quantitative and Qualitative Disclosures About Market Risk

   We face exposure to financial market risks, including adverse movements in foreign currency exchange rates and changes in interest rates. These exposures may change over time as business practices evolve and could have a material adverse impact on our financial results. Our primary exposure has been related to local currency revenue and operating expenses in Europe and Asia. Historically, we have not hedged specific currency exposures as gains and losses on foreign currency transactions have not been material to date. At January 31, 2001 and January 31, 2002, we had approximately $10.1 million and $6.5 million outstanding related to variable rate U.S. dollar denominated debt. The carrying value of these short-term borrowings approximates fair value due to the short maturities of these instruments. Assuming a hypothetical 10% adverse change in the interest rate, interest expense on these short-term borrowings would increase by approximately $95,000 for the twelve month period ended January 31, 2001 and $36,000 for the twelve month period ended January 31, 2002.

   The carrying amounts reflected in the consolidated balance sheet of cash and cash equivalents, trade receivables, and trade payables approximates fair value at January 31, 2002 due to the short maturities of these instruments.

   We maintain investment portfolio holdings of various issuers, types, and maturities. Our cash and marketable securities include cash equivalents, which we consider investments to be purchased with original maturities of three months or less. Given the short maturities and investment grade quality of the portfolio holdings at January 31, 2002, a sharp rise in interest rates should not have a material adverse impact on the fair value of our investment portfolio. As a result, we do not currently hedge these interest rate exposures.

ITEM 8.  Financial Statements and Supplementary Data

   The Company's Financial Statements and Schedules, together with the auditors' report thereon, appear at pages F-1 through F-20, and S-1, respectively, of this Form 10-K. The supplementary financial information required by Item 302 of Regulation S-K is included in this Annual Report under
Item 5.

ITEM 9.  Changes in Disagreements with Accountants and Financial Disclosure

   Not applicable.

                                   PART III

ITEM 10.  Directors and Executive Officers of the Registrant

   Information concerning the directors of SeaChange is hereby incorporated by reference from the information contained under the heading "Election of Directors" in SeaChange's definitive proxy statement related to SeaChange's July 17, 2002 Annual Meeting of Stockholders which will be filed with the Commission within 120 days after the close of the fiscal year (the "Definitive Proxy Statement").

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

ITEM 12. Security and Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

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

                                    PART IV

ITEM 14.  Exhibits and Financial Statement Schedules, and Reports on Form 8-K

(a)(1) INDEX TO THE CONSOLIDATED FINANCIAL STATEMENTS

   The following Consolidated Financial Statements of the Registrant are filed as part of this report:

                                                                                                   Page
                                                                                                   ----
Report of Independent Accountants................................................................. F-1
Consolidated Balance Sheet as of January 31, 2001 and January 31, 2002............................ F-2
Consolidated Statement of Operations for the year ended December 31, 1999, the one month ended
  January 31, 2000, the years ended January 31, 2001 and January 31, 2002, and the one month ended
  January 31, 1999 (unaudited).................................................................... F-3
Consolidated Statement of Stockholders' Equity for the year ended December 31, 1999, the one month ended January 31, 2000, the years ended January 31, 2001 and January 31, 2002, and the one month ended January 31, 1999 (unaudited).............................................................. F-4
Consolidated Statement of Cash Flows for the year ended December 31, 1999, the one month ended
  January 31, 2000, the years ended January 31, 2001 and January 31, 2002, and the one month ended
  January 31, 1999 (unaudited).................................................................... F-5
Notes to Consolidated Financial Statements........................................................ F-6

(a)(2) INDEX TO FINANCIAL STATEMENT SCHEDULES

   The following Financial Statement Schedule of the Registrant is filed as part of this report:

                                                                     Page
                                                                     ----
       Schedule II -- Valuation and Qualifying Accounts and Reserves S-1

   Schedules not listed above have been omitted because the information requested to be set forth therein is not applicable or is shown in the accompanying Consolidated Financial Statements or notes thereto.

(a)(3) INDEX TO EXHIBITS

   See attached Exhibit Index of this Annual Report on Form 10-K.

(b) REPORTS ON FORM 8-K

   The Registrant did not file any reports on Form 8-K during the three months ended January 31, 2002.

(c) EXHIBITS

   The Company hereby files as part of this Form 10-K the Exhibits listed in
Item 14 (a) (3) above. Exhibits which are incorporated herein by reference can be inspected and copied at the public reference facilities maintained by the Securities and Exchange Commission (the "Commission"), 450 Fifth Street, N.W., Washington, D.C. 20549. Copies of such material can also be obtained from the Public Reference Section of the Commission, 450 Fifth Street, N.W., Washington, D.C. 20549, at prescribed rates. In addition the Company is required to file electronic versions of certain of these documents with the Commission through the Commission's Electronic Data Gathering, Analysis and Retrieval (EDGAR) system. The Commission maintains a World Wide Web site at http://www.sec.gov that contains the report, proxy and information statements and other information regarding registrants that file electronically with the Commission. The Common Stock of the Company is traded on the Nasdaq National Market. Reports and other information concerning the Company may be inspected at the National Association of Securities Dealers, Inc. 1801 K Street, N.W., Washington, D.C. 20006.

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

Dated: APRIL 29, 2002

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

          Signature                      Title(s)                 Date
          ---------                      --------                 ----

/s/ WILLIAM C. STYSLINGER, III President, Chief Executive
------------------------------   Officer,                    April 29, 2002
 William C. Styslinger, III      Chairman of the Board and
                                 Director (Principal
                                 Executive Officer)

   /s/ WILLIAM L. FIEDLER
------------------------------ Vice President, Finance       April 29, 2002
     William L. Fiedler          and Administration, Chief
                                 Financial Officer,
                                 Secretary and Treasurer
                                 (Principal Financial and
                                 Accounting Officer)

   /s/ MARTIN R. HOFFMANN
------------------------------ Director                      April 29, 2002
     Martin R. Hoffmann

      /S/ CARMINE VONA
------------------------------ Director                      April 29, 2002
        Carmine Vona

     /S/ THOMAS F. OLSON
------------------------------ Director                      April 29, 2002
       Thomas F. Olson

                                 EXHIBIT INDEX

Exhibit No. Description
----------- -----------
    3.1     --Amended and Restated Certificate of Incorporation of the Company (filed as Exhibit 3.3 to the
              Company's Registration Statement on Form S-1 previously filed on November 4, 1996 with the
              Commission (File No. 333-12233) and incorporated herein by reference).
    3.2     --Certificate of Amendment, filed May 25, 2000 with the Secretary of State in the State of
              Delaware, to the Amended and Restated Certificate of Incorporation of the Company (filed as
              Exhibit 4.1 to the Company's Quarterly Report on 10-Q previously filed on December 15, 2000 with the Commission (Filed No. 000-21393) and incorporated herein by reference).
    3.3     --Amended and Restated By-laws of the Company (filed as Exhibit 3.5 to the Company's
              Registration Statement on Form S-1 previously filed on November 4, 1996 with the
              Commission (File No. 333-12233) and incorporated herein by reference).
    4.1     --Specimen certificate representing the Common Stock (filed as Exhibit 4.1 to the Company's
              Registration Statement on Form S-1 previously filed on November 4, 1996 with the
              Commission (File No. 333-12233) and incorporated herein by reference).
    4.2     --Amended and Restated Certificate of Incorporation of the Company (filed as Exhibit 3.3 to the
              Company's Registration Statement on Form S-1 previously filed on November 4, 1996 with the
              Commission (File No. 333-12233) and incorporated herein by reference).
    4.3     --Certificate of Amendment, filed May 25, 2000 with the Secretary of State in the State of
              Delaware, to the Amended and Restated Certificate of Incorporation of the Company (filed as
              Exhibit 4.2 to the Company's registration statement on Form S-3 previously filed on December
              6, 2000 with the Commission (Filed No. 333-51386) and incorporated herein by reference).
   10.1     --Amended and Restated 1995 Stock Option Plan (filed as Annex B to the Company's Proxy
              Statement on Form 14a previously filed on May 31, 2001 with the Commission (File No. 000-
              21393) and incorporated herein by reference).
   10.2     --1996 Non-Employee Director Stock Option Plan (filed as Exhibit 10.2 to the Company's
              Registration Statement on Form S-1 previously filed on November 4, 1996 with the
              Commission (File No. 333-12233) and incorporated herein by reference).
   10.3     --Second Amended and Restated 1996 Employee Stock Purchase Plan of the Company (filed as
              Exhibit 10.3 to the Company's Registration Statement on Form S-1 previously filed on March
              1, 2001 with the Commission (File No. 333-56410) and incorporated herein by reference).
   10.4     --Loan Agreement, dated as of October 16, 2000, by and between the Company and the Bank of
              New Hampshire, N.A. (filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q
              previously filed on December 15, 2000 with the Commission (File No. 000-21393) and incorporated herein by reference).
   10.5     --Loan and Security Agreement, dated as of October 22, 2001, by and between Citizens Bank of
              Massachusetts and the Company (filed as Exhibit 10.1 to the Company's Quarterly Report on
              Form 10-Q previously filed on December 13, 2001 with the Commission (File No. 000-21393)
              and incorporated herein by reference).
   10.6     --Common Stock Purchase Agreement, dated as of May 23, 2000, by and between the Company and Microsoft Corporation (filed as Exhibit 10.3 to the Company's Quarterly Report on Form
              10-Q previously filed on September 14, 2000 with the Commission (File No. 000-21393) and incorporated herein by reference).
   10.7     --Registration Rights Agreement, dated as of May 23, 2000, by and between the Company and
              Microsoft Corporation (filed as Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q
              previously filed on September 14, 2000 with the Commission (File No. 000-21393) and incorporated herein by reference).
 10.8**     --License and Development Agreement, dated as of May 8, 2000, by and between the Company and Microsoft Licensing, Inc. (filed as Exhibit 10.5 to the Company's Amended Quarterly
              Report on 10-Q for the quarterly period ended July 31, 2000 filed on March 1, 2001 with the
              Commission (File No. 000-21393) and incorporated herein by reference).

Exhibit No. Description
----------- -----------
  10.9**    --Investment Term Sheet, dated as of May 8, 2000, by and between the Company and Microsoft
              Corporation (filed as Exhibit 10.6 to the Company's Amended Quarterly Report on 10-Q for the
              quarterly period ended July 31, 2000 filed on March 1, 2001 with the Commission (File No.
              000-21393) and incorporated herein by reference).
 10.10**    --Video-on-Demand Purchase Agreement, dated as of December 1, 2000, by and between the
              Company and Comcast Cable Communications of Pennsylvania, Inc. (filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed on December 15, 2000 with the
              Commission (File No. 000-21393) and incorporated herein by reference).
   10.11    --Stock Purchase Agreement, dated as of February 28, 2001, by and between the Company and
              Comcast SC Investment, Inc. (filed as Exhibit 10.15 to the Company's Registration Statement
              on Form S-1 previously filed on March 1, 2001 with the Commission (File No. 333-56410) and incorporated herein by reference).
   10.12    --Amended and Restated Registration Rights Agreement, dated as of February 28, 2001, by and between the Company and Comcast SC Investment, Inc. (filed as Exhibit 10.16 to the
              Company's Registration Statement on Form S-1 previously filed on March 1, 2001 with the
              Commission (File No. 333-56410) and incorporated herein by reference).
   10.13    --Stock Purchase Agreement, dated as of December 10, 1997, by and among the Company, IPC
              Interactive Pte. Ltd. and the shareholders of IPC Interactive Pte. Ltd. (filed as Exhibit 2.1 to the
              Company's Current Report on Form 8-K previously filed on December 24, 1997 with the
              Commission (File No. 000-21393) and incorporated herein by reference).
   10.14    --Stock Purchase Agreement, dated as of December 30, 1999, by and among the Company,Digital
              Video Arts, Ltd. and the stockholders of Digital Video Arts, Ltd. and Corum Group Ltd. (filed as Exhibit 2.1 to the Company's Current Report on Form 8-K previously filed on January 14,
              2000 with the Commission (File No. 000-21393) and incorporated herein by reference).
   10.15    --License Agreement dated May 30, 1996 between Summit Software Systems, Inc. and the
              Company (filed as Exhibit 10.7 to the Company's Registration Statement on Form S-1
              previously filed on November 4, 1996 with the Commission (File No. 333-12233)and incorporated herein by reference).
   10.16    --Lease Agreement dated May 28, 1998 between Robert Quirk, Trustee of Maynard Industrial
              Properties Associates Trust and the Company (filed as Exhibit 10.3 to the Company's Annual
              Report on Form 10-K previously filed on March 24, 1999 with the Commission (File No. 000-
              21393) and incorporated herein by reference).
    21.1    --List of Significant Subsidiaries (filed as Exhibit 21.1 to the Company's Annual Report on Form
              10-K/A previously filed on April 14, 2000 with the Commission (File No.000-21393) and incorporated herein by reference).
   23.1*    --Consent of PricewaterhouseCoopers LLP
    24.1    --Power of Attorney (included on signature page).

--------
  * Filed herewith.
** Confidential treatment requested as to certain portions of the document, which portions have been omitted and filed separately with the Commission.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of SeaChange International, Inc.:

   In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) present fairly, in all material respects, the financial position of SeaChange International, Inc. and its subsidiaries at January 31, 2001 and 2002 and the results of their operations and their cash flows for the year ended December 31, 1999, the one month ended January 31, 2000 and for each of the two years in the period ended January 31, 2002 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 14(a)(2)presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

   As discussed in Note 3 to the consolidated financial statements, during the year ended January 31, 2001, the Company changed its method of recognizing revenue.

/s/ PricewaterhouseCoopers LLP
Boston, Massachusetts
March 1, 2002, except for the last
sentence of the second paragraph
of Note 7, as to which the
date is April 23, 2002

                         SEACHANGE INTERNATIONAL, INC.
                          CONSOLIDATED BALANCE SHEET

                       (in thousands, except share data)

                                                                January 31, January 31,
                                                                   2001        2002
                                                                ----------- -----------
Assets
Current assets:
 Cash and cash equivalents.....................................   $ 6,145    $103,898
 Accounts receivable, net of allowance for doubtful accounts of
   $742 at January 31, 2001 and $859
   at January 31, 2002.........................................    27,112      29,916
 Inventories...................................................    24,907      23,990
 Prepaid expenses and other current assets.....................     2,671       2,311
 Deferred income taxes.........................................     7,001       7,294
                                                                  -------    --------
   Total current assets........................................    67,836     167,409
Property and equipment, net....................................    15,886      17,652
Deferred income taxes..........................................       674       1,481
Other assets...................................................     1,159       2,252
Goodwill and intangibles.......................................     2,698       4,183
                                                                  -------    --------
                                                                  $88,253    $192,977
                                                                  =======    ========
Liabilities and Stockholders' Equity
Current liabilities:
 Revolving line of credit......................................   $ 4,000    $     --
 Current portion of lines of credit and obligations under
   capital lease...............................................     2,532         291
 Accounts payable..............................................    17,332      14,735
 Accrued expenses..............................................     1,816       1,837
 Customer deposits.............................................     3,946       2,484
 Deferred revenue..............................................     8,435      13,071
 Income taxes payable..........................................       956          70
                                                                  -------    --------
   Total current liabilities...................................    39,017      32,488
                                                                  -------    --------
Long-term portion of lines of credit and obligations under
  capital lease................................................     3,934       6,363
                                                                  -------    --------
Commitments and contingencies (Note 12)
Stockholders' Equity:
Convertible preferred stock, 5,000,000 shares authorized, none
  outstanding..................................................        --          --
Common stock, $.01 par value; 100,000,000 shares authorized;
  22,037,811 and 26,532,671 shares issued and outstanding at
  January 31, 2001 and 2002, respectively......................       221         265
Additional paid-in capital.....................................    50,157     159,914
Deferred equity discount.......................................        --      (1,164)
Due from shareholders..........................................        --        (122)
Accumulated deficit............................................    (4,905)     (4,524)
Accumulated other comprehensive loss...........................      (171)       (243)
                                                                  -------    --------
   Total stockholders' equity..................................    45,302     154,126
                                                                  -------    --------
                                                                  $88,253    $192,977
                                                                  =======    ========

  The accompanying notes are an integral part of these consolidated financial statements.

                         SEACHANGE INTERNATIONAL, INC.
                     CONSOLIDATED STATEMENT OF OPERATIONS

                     (in thousands, except per share data)

                                                                      One                              One month
                                                      Year ended  month ended Year ended  Year ended     ended
                                                     December 31, January 31, January 31, January 31, January 31,
                                                         1999        2000        2001        2002        1999
                                                     ------------ ----------- ----------- ----------- -----------
                                                                                                      (unaudited)
Revenues:
 Systems............................................   $68,457      $   226     $74,986    $ 87,569     $   697
 Services...........................................    16,764        1,484      23,482      28,210       1,211
                                                       -------      -------     -------    --------     -------
                                                        85,221        1,710      98,468     115,779       1,908
                                                       -------      -------     -------    --------     -------
Costs of revenues:
 Systems............................................    38,889          633      39,928      49,127         670
 Services...........................................    14,962        1,445      18,798      21,030       1,049
                                                       -------      -------     -------    --------     -------
                                                        53,851        2,078      58,726      70,157       1,719
                                                       -------      -------     -------    --------     -------
 Gross profit (loss)................................    31,370         (368)     39,742      45,622         189
                                                       -------      -------     -------    --------     -------
Operating expenses:
 Research and development...........................    16,302        1,764      20,283      23,359       1,324
 Selling and marketing..............................     8,595        1,034      12,472      14,178         522
 General and administrative.........................     5,335          457       7,372       7,358         447
 Acquisition costs..................................       684           --          --          --          --
                                                       -------      -------     -------    --------     -------
                                                        30,916        3,255      40,127      44,895       2,293
                                                       -------      -------     -------    --------     -------
 Income (loss) from operations......................       454       (3,623)       (385)        727      (2,104)
Interest income (expense), net......................        28            9        (212)       (449)          9
                                                       -------      -------     -------    --------     -------
 Income (loss) before income taxes..................       482       (3,614)       (597)        278      (2,095)
Benefit for income taxes............................       (15)      (1,156)       (690)       (103)       (691)
                                                       -------      -------     -------    --------     -------
Income (loss) before cumulative effect of change in
  accounting principle..............................       497       (2,458)         93         381      (1,404)
Cumulative effect of change in accounting principle,
  net of tax of $732................................        --           --      (1,100)         --          --
                                                       -------      -------     -------    --------     -------
 Net income (loss)..................................   $   497      $(2,458)    $(1,007)   $    381     $(1,404)
                                                       =======      =======     =======    ========     =======
Basic and diluted earnings (loss) per share before
  cumulative effect of change in accounting
 principle..........................................   $  0.02      $ (0.12)    $  0.00    $   0.02     $ (0.07)
Cumulative effect of change in accounting principle.        --           --       (0.05)         --          --
                                                       -------      -------     -------    --------     -------
Basic and diluted earnings (loss) per share.........   $  0.02      $ (0.12)    $ (0.05)   $   0.02     $ (0.07)
                                                       =======      =======     =======    ========     =======
Pro forma amounts assuming the change in
  accounting principle is applied retroactively:
 Net income (loss)..................................   $   323      $(2,163)    $    93
                                                       =======      =======     =======
 Earnings (loss) per share--Basic...................   $  0.02      $ (0.10)    $  0.00
                                                       =======      =======     =======
 Earnings (loss) per share--Diluted.................   $  0.01      $ (0.10)    $  0.00
                                                       =======      =======     =======
Shares used in calculating:
 Basic earnings (loss) per share....................    20,883       21,269      21,745      22,878      20,901
                                                       =======      =======     =======    ========     =======
 Diluted earnings (loss) per share..................    21,774       21,269      23,234      23,917      20,901
                                                       =======      =======     =======    ========     =======

  The accompanying notes are an integral part of these consolidated financial statements.

                         SEACHANGE INTERNATIONAL, INC.
                CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                       (in thousands, except share data)

                                      Common Stock
                                    -----------------
                                                                                                    Accumulated   Total    Compre-
                                                      Additional Deferred                              other      Stock-   hensive
                                     Number      Par   paid-in    Equity    Due from   Accumulated comprehensive holders'  income
                                    of shares   value  capital   Discount Shareholders   deficit       loss       Equity   (loss)
                                    ----------  ----- ---------- -------- ------------ ----------- ------------- --------  -------
Balance at December 31, 1998....... 20,918,260  $209   $ 33,107  $    --     $  --       $(1,937)      $ (59)    $ 31,320
Issuance of common stock
 pursuant to exercise of stock
 options...........................     13,905    --         50       --        --            --          --           50
Translation adjustment.............                                                                       25           25  $    25
Net loss...........................         --    --         --       --        --        (1,404)         --       (1,404)  (1,404)
                                    ----------  ----   --------  -------     -----       -------       -----     --------  -------
Comprehensive loss.................                                                                                        $(1,379)
Balance at January 31, 1999
 (unaudited)....................... 20,932,165   209     33,157       --        --        (3,341)        (34)      29,991
Issuance of common stock
 pursuant to exercise of stock
 options...........................    296,848     3      1,145       --        --            --          --        1,148
Issuance of common stock in
 connection with employee stock
 purchase plan.....................     87,014     1        422       --        --            --          --          423
Issuance of common stock in
 connection with Digital Video
 Arts, Ltd. acquisition............     17,078    --        528       --        --            --          --          528
Purchase and retirement of treasury
 stock.............................    (47,250)   --         (1)      --        --            --          --           (1)
Tax benefit from stock options.....         --    --        382       --        --            --          --          382
Translation adjustment.............         --    --         --       --        --            --         (31)         (31)     (31)
Net income.........................         --    --         --       --        --         1,901          --        1,901    1,901
                                    ----------  ----   --------  -------     -----       -------       -----     --------  -------
Comprehensive income...............                                                                                        $ 1,870
Balance at December 31, 1999....... 21,285,855   213     35,633       --        --        (1,440)        (65)      34,341
Issuance of common stock
 pursuant to exercise of stock
 options...........................     14,330    --         62       --        --            --          --           62
Translation adjustment.............         --    --         --       --        --            --           6            6        6
Net loss...........................         --    --         --       --        --        (2,458)         --       (2,458)  (2,458)
                                    ----------  ----   --------  -------     -----       -------       -----     --------  -------
Comprehensive loss.................                                                                                        $(2,452)
Balance at January 31, 2000........ 21,300,185   213     35,695       --        --        (3,898)        (59)      31,951
Issuance of common stock
 pursuant to exercise of stock
 options...........................    392,669     4      1,802       --        --            --          --        1,806
Issuance of common stock in
 connection with employee stock
 purchase plan.....................     67,795     1      1,013       --        --            --          --        1,014
Issuance of common stock in
 connection with Microsoft
 Corporation investment............    277,162     3      9,997       --        --            --          --       10,000
Tax benefit from stock options.....         --    --      1,650       --        --            --          --        1,650
Translation adjustment.............         --    --         --       --        --            --        (112)        (112)    (112)
Net loss...........................         --    --         --       --        --        (1,007)         --       (1,007)  (1,007)
                                    ----------  ----   --------  -------     -----       -------       -----     --------  -------
Comprehensive loss.................                                                                                        $(1,119)
Balance at January 31, 2001........ 22,037,811   221     50,157       --        --        (4,905)       (171)      45,302
Issuance of common stock
 pursuant to exercise of stock
 options...........................    282,683     3      2,451       --      (122)           --          --        2,332
Issuance of common stock in
 connection with the employee
 stock purchase plan...............     71,622     1      1,154       --        --            --          --        1,155
Issuance of common stock in
 connection with Comcast
 investment........................    756,144     7     12,148   (2,329)       --            --          --        9,826
Amortization of deferred equity
 discount..........................         --    --         --    1,165        --            --          --        1,165
Issuance of common stock
 pursuant to public offering net of
 issuance costs....................  3,384,411    33     92,654       --        --            --          --       92,687
Tax benefit from stock options.....                       1,350       --        --            --          --        1,350
Translation adjustment.............         --    --         --       --        --            --         (72)         (72)     (72)
Net income.........................         --    --         --       --        --           381          --          381      381
                                    ----------  ----   --------  -------     -----       -------       -----     --------  -------
Comprehensive income...............                                                                                        $   309

Balance at January 31, 2002........ 26,532,671  $265   $159,914  $(1,164)    $(122)      $(4,524)      $(243)    $154,126
                                    ==========  ====   ========  =======     =====       =======       =====     ========

  The accompanying notes are an integral part of these consolidated financial statements

                         SEACHANGE INTERNATIONAL, INC.
                     CONSOLIDATED STATEMENT OF CASH FLOWS
               Increase (Decrease) in Cash and Cash Equivalents
                                (in thousands)

                                                                                 One month                           One month
                                                                    Year ended     ended    Year ended  Year ended     ended
                                                                   December 31, January 31, January 31, January 31, January 31,
                                                                       1999        2000        2001        2002        1999
                                                                   ------------ ----------- ----------- ----------- -----------
                                                                                                                    (unaudited)
Cash flows from operating activities:
  Net income (loss)...............................................   $   497      $(2,458)   $ (1,007)   $    381     $(1,404)
  Adjustments to reconcile net income (loss) to net cash
   provided by (used in) operating activities:
   Depreciation and amortization..................................     4,218          355       4,920       7,354         379
   Inventory valuation allowance..................................       458           --         823          --          --
   Amortization of deferred equity discount.......................        --           --          --       1,165          --
   Acquisition costs..............................................       684           --          --          --          --
   Tax benefit from stock options.................................       382           --       1,650       1,350          --
   Deferred income taxes..........................................      (933)      (1,156)     (3,601)     (1,100)       (691)
   Changes in operating assets and liabilities:
    Accounts receivable...........................................      (177)       1,084     (10,356)     (2,804)      5,019
    Inventories...................................................    (4,257)      (2,961)     (5,126)     (1,061)     (1,630)
    Prepaid expenses and other current assets and other
     assets.......................................................     2,249          (46)     (2,113)       (804)       (743)
    Accounts payable..............................................     4,935       (4,587)      6,881      (2,597)     (2,678)
    Accrued expenses..............................................       (61)        (723)       (960)         20        (652)
    Customer deposits.............................................       388          336       1,518      (1,462)        188
    Deferred revenue..............................................       441        1,912       2,143       4,636       1,037
    Income taxes payable..........................................       200          (50)      1,981        (886)       (115)
                                                                     -------      -------    --------    --------     -------
      Net cash provided by (used in) operating activities.........     9,024       (8,294)     (3,247)      4,192      (1,290)
                                                                     -------      -------    --------    --------     -------
Cash flows from investing activities:
  Purchases of property and equipment.............................    (3,130)        (275)    (10,276)     (5,879)        (62)
  Increase in intangible assets...................................        --           --      (2,500)     (2,748)         --
                                                                     -------      -------    --------    --------     -------
      Net cash used in investing activities.......................    (3,130)        (275)    (12,776)     (8,627)        (62)
                                                                     -------      -------    --------    --------     -------
Cash flows from financing activities:
  Proceeds from borrowings under line of credit...................        --           --       4,000       5,410          --
  Proceeds from borrowings under equipment line of credit.........     1,106           --       4,823          --          --
  Proceeds from borrowings under construction loan................        --           --       1,183          --          --
  Repayments under revolving line of credit.......................        --           --          --      (4,000)         --
  Repayments under line of credit and equipment...................
    line of credit................................................    (2,245)         (72)     (1,569)     (5,021)     (2,039)
  Repayment of obligation under capital lease.....................      (500)         (18)       (160)       (201)        (11)
  Proceeds from issuance of common stock, net of issuance
   costs..........................................................     1,621           62      11,170     106,000          50
                                                                     -------      -------    --------    --------     -------
      Net cash provided by (used in) financing activities.........       (18)         (28)     19,447     102,188      (2,000)
                                                                     -------      -------    --------    --------     -------
  Net increase (decrease) in cash and cash equivalents............     5,876       (8,597)      3,424      97,753      (3,352)
  Cash and cash equivalents, beginning of period..................     5,442       11,318       2,721       6,145       5,442
                                                                     -------      -------    --------    --------     -------
  Cash and cash equivalents, end of period........................   $11,318      $ 2,721    $  6,145    $103,898     $ 2,090
                                                                     =======      =======    ========    ========     =======
Supplemental disclosure of cash flow information:
  Income taxes paid...............................................   $    81      $    --    $    303    $    749     $    --
  Interest paid...................................................   $   210      $    19    $    473    $    717     $    17
Supplemental disclosure of noncash activity:
  Transfer of items originally classified as inventories to fixed
   assets.........................................................   $   227      $    --    $     --    $  2,701     $   109
  Transfer of items originally classified as fixed assets to
   inventories....................................................   $ 3,055      $    --    $    515    $    723     $    --
  Equipment acquired under capital lease..........................   $   336      $    --    $     --    $     --     $    --

  The accompanying notes are an integral part of these consolidated financial statements.

                         SEACHANGE INTERNATIONAL, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Nature of Business

   SeaChange develops, manufactures and sells systems, known as video storage servers, that automate the management and distribution of both short-form video streams, such as advertisements, and long-form video streams, such as movies or other feature presentations, each of which requires precise, accurate and continuous execution, to cable system operators, telecommunications companies and broadcast television companies. Through January 31, 2002, substantially all of SeaChange's revenues were derived from the sale of broadband and broadcast systems and related services and content to cable system operators, broadcast and telecommunications companies in the United States and internationally.

   In April 2000, SeaChange's Board of Directors voted to change SeaChange's fiscal accounting year from December 31 to January 31, such that each fiscal year begins in February and ends in January.

2.  Summary of Significant Accounting Policies

   Significant accounting policies followed in the preparation of the accompanying consolidated financial statements are as follows:

  Principles of Consolidation

   The consolidated financial statements include the accounts of SeaChange and its subsidiaries. All significant intercompany accounts and transactions have been eliminated. Certain prior period amounts have been reclassified to conform to current period presentation.

  Revenue Recognition

   Revenues from sales of systems are recognized upon shipment provided title and risk of loss has passed to the customer, there is evidence of an arrangement, fees are fixed or determinable and collection of the related receivable is reasonably assured. Installation, project management and training revenue is deferred and recognized as these services are performed. Revenue from technical support and maintenance is deferred and recognized ratably over the period of the related agreements, generally one year. Customers are billed for installation, project management, training and maintenance at the time of the product sale. If a portion of the sales price is not due until installation of the system is complete, that portion of the sales price is deferred until installation is complete. Revenue from content fees, primarily movies, is recognized based on the volume of monthly purchases that are made by hotel guests. Revenue from product development contract services is recognized based on the time and materials incurred to complete the work. Shipping and handling costs are included in revenue and cost of revenues.

   SeaChange's transactions frequently involve the sales of systems and services under multiple element arrangements. Systems sales always include one year of free technical support and maintenance services. Revenue under multiple element arrangements is allocated to all elements except systems based upon the fair value of those elements. The amounts allocated to training, project management, technical support and maintenance and content fees is based upon the price charged when these elements are sold separately and unaccompanied by the other elements. The amount allocated to installation revenue is based upon hourly rates and the estimated time required to complete the service. The amount allocated to systems is done on a residual method basis. Under this method, the total arrangement value is allocated first to undelivered elements, based on their fair values, with the remainder being allocated to systems revenue. Installation, training and project management services are not essential to the functionality of systems as these services do not alter the equipment's capabilities, are available from other vendors and the systems are standard products. For transactions in which consideration, including equity instruments, is given to a customer, SeaChange accounts

                         SEACHANGE INTERNATIONAL, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

for the value of this consideration as a reduction in revenue in its statement of operations (see Note 14 in the consolidated financial statements for further discussion).

  Concentration of Credit Risk

   Financial instruments which potentially expose SeaChange to concentrations of credit risk include trade accounts receivable. To minimize this risk, SeaChange evaluates customers' financial condition, requires advance payments from certain of its customers and maintains reserves for potential credit losses. At January 31, 2001 and January 31, 2002, SeaChange had an allowance for doubtful accounts of $742,000 and $859,000, respectively, to provide for potential credit losses and such losses to date have not exceeded management's expectations.

   In the year ended December 31, 1999, the one month ended January 31, 2000, and the years ended January 31, 2001 and 2002, revenues from SeaChange's five largest customers represented approximately 47%, 47%, 44%, and 58% respectively, of SeaChange's total revenues. In the year ended December 31, 1999, the one month ended January 31, 2000, and the year ended January 31, 2001, two customers each accounted for more than 10% of SeaChange's revenues. In the year ended January 31, 2002, three customers each accounted for more than 10% of SeaChange's revenues.

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

  Cash, Cash Equivalents and Marketable Securities

   SeaChange considers all highly liquid investments purchased with an original maturity of three months or less at the date of purchase to be cash equivalents. SeaChange invests its excess cash in money market funds, municipal securities and corporate debt securities that are subject to minimal credit and market risk. Marketable securities are classified as available-for-sale and are carried at market value, and any unrealized gains or losses are recorded as a part of stockholders' equity. Gross unrealized gains and losses on securities for the year ended December 31, 1999, the one month ended January 31, 2000, the years ended January 31, 2001 and January 31, 2002, the cost of which is based upon the specific identification method, were not significant.

  Property and Equipment

   Property and equipment consist of land and buildings, office and computer equipment, leasehold improvements, demonstration equipment, deployed assets and spare components and assemblies used to service SeaChange's installed base. Demonstration equipment consists of systems manufactured by SeaChange for use in marketing and selling activities. Property and equipment are recorded at cost and depreciated using the straight-line method over their estimated useful lives. Leasehold improvements are amortized over the shorter of their estimated useful lives or the term of the respective leases by use of the straight-line method. Deployed assets are the movie systems owned and manufactured by SeaChange that are installed in a hotel environment. Deployed assets are depreciated over the life of the related service agreements ranging from 2 to 7 years. Maintenance and repair costs are expensed as incurred. Significant improvements are capitalized and depreciated. Upon retirement or sale, the cost of the assets disposed of, and the related accumulated depreciation, are removed from the accounts, and any resulting gain or loss is included in the determination of net income.

                         SEACHANGE INTERNATIONAL, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


  Inventories

   Inventories are stated at the lower of cost or net realizable value. Cost is determined using the first-in, first-out (FIFO) method. Inventories consist primarily of components and subassemblies and finished products held for sale. All of SeaChange's hardware components are purchased from outside vendors. SeaChange depends upon certain vendors for the manufacture of significant components for all of its products. If these vendors were to become unwilling or unable to manufacture these products in required volumes, SeaChange would have to identify and qualify acceptable alternative vendors. The inability to develop alternative sources, if required in the future, could result in delays or reductions in product shipments and thereby adversely affect SeaChange's financial condition and results of operations.

  Goodwill and Intangible Assets

   Goodwill and assembled workforce are amortized on a straight-line basis over five to seven years. Software acquired in connection with acquisitions is amortized over the greater of the amount computed using (a) the ratio that current gross revenues for related products bear to total current and anticipated future gross revenues for that product or (b) on a straight-line basis over the estimated remaining life of the software. The carrying value of goodwill, intangible assets and other long-lived assets is reviewed on a regular basis for the existence of facts or circumstances, both internally and externally, that may suggest impairment. Factors SeaChange considers important which could trigger the impairment review include:

  . significant underperformance relative to historical or projected future operating results;

  .   significant negative industry or economic trends;

  .   significant decline in our stock price for a sustained period;

  .   significant decline in our technological value as compared to the market;
      and

  .   our market capitalization relative to net book value.

   If such circumstances exist, SeaChange evaluates the carrying value of long-lived assets to determine if impairment exists based upon estimated undiscounted future cash flows over the remaining useful life of the assets and comparing that value to the carrying value of the assets. If the carrying value of the asset is greater than the estimated future cash flows, the asset is written down to the estimated fair value. SeaChange determines the estimated fair value of the assets on a projected discounted cash flow method using a discount rate determined by management to be commensurate with the risk inherent in the current business model. In determining expected future cash flows, assets are grouped at the lowest level for which cash flows are identifiable and independent of cash flows from other asset groups. To date, no such impairment has been indicated. SeaChange's cash flow estimates contain management's best estimates, using appropriate and customary assumptions and projections at the time. It is possible that changes in these estimates in the near term could materially affect SeaChange's financial condition and results of operations.

   SeaChange defers legal costs associated with defending its existing patents. If the patent defense is successful, the costs are capitalized as an intangible asset and amortized over their estimated remaining useful life. If the patent defense is unsuccessful, the amounts that have been deferred are charged to operating expense. Included in other assets at January 31, 2002 are deferred legal costs of $1,450,000 associated with on-going litigation related to the nCube lawsuits. At January 31, 2002, goodwill and intangibles consisted of $253,000 of net goodwill costs which will cease to be amortized beginning February 1, 2002 and net capitalized patent defense costs of $3,930,000 which are being amortized to general and administrative expenses over their four year estimated useful life. Accumulated amortization of goodwill and intangible assets was $1,438,000 and $2,701,000 at January 31, 2001 and January 31, 2002,
respectively.

                         SEACHANGE INTERNATIONAL, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


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

  Comprehensive Income

   Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130") requires that changes in comprehensive income be shown in a financial statement that is displayed with the same prominence as other financial statements. SeaChange has presented accumulated other comprehensive income and other comprehensive income in the Statement of Stockholders' Equity. Other comprehensive loss consists primarily of cumulative translation adjustments.

  Advertising Costs

   Advertising costs are charged to expense as incurred. Advertising costs were $857,000, $40,000, $1,089,000, and $543,000 for the year ended December 31,
1999, the one month ended January 31, 2000, and the years ended January 31, 2001, and 2002, respectively.

  Earnings Per Share

   Earnings per share are presented in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share", ("SFAS 128") which requires the presentation of "basic" earnings per share and "diluted" earnings per share. Basic earnings per share is computed by dividing income available to common shareholders by the weighted-average shares of common stock outstanding during the period. For the purposes of calculating diluted earnings per share, the denominator includes both the weighted average number of shares of common

                         SEACHANGE INTERNATIONAL, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

stock outstanding during the period and the weighted average number of potential common stock, such as stock options and restricted stock.

   For the one month ended January 31, 2000, 2,055,000 common shares issuable upon the exercise of stock options are antidilutive because SeaChange recorded a net loss for the period and, therefore, have been excluded from the diluted earnings per share computation. For the years ended December 31, 1999, January 31, 2001 and January 31, 2002, 121,061, 474,459, and 2,083,978, respectively, of common shares issuable upon the exercise of stock options have been excluded from the diluted earnings per share computation as the exercise price of these common shares were above the market price of the common stock at the periods indicated.

   Below is a summary of the shares used in calculating basic and diluted earnings per share for the periods indicated:

                                                                                              One month
                                             Year Ended  Month Ended Year Ended  Year Ended     Ended
                                            December 31, January 31, January 31, January 31, January 31,
                                                1999        2000        2001        2002        1999
                                            ------------ ----------- ----------- ----------- -----------
                                                                                             (unaudited)
Weighted average shares used in calculating
  earnings per share--Basic................  20,883,000  21,269,000  21,745,000  22,878,000  20,901,000
Dilutive common stock equivalents..........     891,000          --   1,489,000   1,039,000          --
                                             ----------  ----------  ----------  ----------  ----------
Weighted average shares used in calculating
  earnings per share--Diluted..............  21,774,000  21,269,000  23,234,000  23,917,000  20,901,000
                                             ==========  ==========  ==========  ==========  ==========

  New Accounting Pronouncements

   In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets," which is effective for SeaChange on February 1, 2002. SFAS 142 requires, among other things, the discontinuance of goodwill amortization and includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, and reclassification of certain intangibles out of previously reported goodwill. SeaChange believes the adoption of SFAS 142 will not have a material impact on its current financial position and results of operations.

   In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 143 ("SFAS 143"), "Accounting for Obligations Associated with the Retirement of Long-Lived Assets." SFAS 143 provides the accounting requirements for retirement obligations associated with tangible long-lived assets. SFAS 143 is effective for financial statements for fiscal years beginning after June 15, 2002. SeaChange believes the adoption of SFAS 143 will not have a material impact on its current financial position and results of operations.

   In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144 ("SFAS 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS 144 requires one method of accounting for long-lived assets disposed of by sale. SFAS 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001. SeaChange believes the adoption of SFAS 144 will not have a material impact on its current financial position and results of operations.

   In November 2001, the Emerging Issues Task Force (EITF) reached a consensus on EITF Issue 01-9, "Accounting for Consideration Given by a Vendor to a Customer or Reseller of the Vendor's Products" ("EITF

                         SEACHANGE INTERNATIONAL, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

01-9"). EITF 01-9 presumes that consideration, including equity instruments, from a vendor to a customer or reseller of the vendor's products is a reduction of the selling prices of the vendor's products and, therefore, should be characterized as a reduction of revenue when recognized in the vendor's income statement and could lead to negative revenue under certain circumstances. Revenue reduction is required unless consideration relates to a separate identifiable benefit and the benefit's fair value can be established. EITF 01-9 is effective for financial statements issued for fiscal years beginning after December 15, 2001. SeaChange believes the adoption of EITF 01-9 will not have a material impact on its current financial position and results of operations as Seachange currently applies the guidance.

3.  Change in Accounting Principle

   In December 1999, the SEC issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 summarizes certain areas of the Staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. Historically, for some of SeaChange's sales transactions, a portion of the sales price, typically 25%, was not due until installation occurred. Under SAB 101 and the new accounting method adopted retroactive to February 1, 2000, SeaChange now defers the portion of the sales price not due until installation is complete. During the fourth quarter of the year ended January 31, 2001, SeaChange implemented the SEC's SAB 101 guidelines, retroactive to the beginning of the year. This was reported as a cumulative effect of a change in accounting principle as of February 1, 2000. The cumulative effect of the change in accounting principle on prior years resulted in a charge to income of $1.1 million (net of income taxes of $732,000), or $0.05 per diluted share, which has been included in income for the year ended January 31, 2001. For the year ended January 31, 2001, SeaChange recognized $1.5 million in revenue that is included in the cumulative effect adjustment as of February 1, 2000. During the year ended January 31, 2001, SeaChange changed its standard payment terms such that no portion of the sales price is due upon installation. The results for the first three quarters of year ended January 31, 2001 have been restated to conform with SAB 101. The pro forma results for prior periods presented in the consolidated statement of operations were calculated assuming the accounting change was made retroactively to all prior periods presented.

                         SEACHANGE INTERNATIONAL, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


4.  Consolidated Balance Sheet Detail

   Inventories consist of the following:

                                               January 31,
                                         -----------------------
                                            2001        2002
                                         ----------- -----------
               Components and assemblies $18,695,000 $17,046,000
               Finished products........   6,212,000   6,944,000
                                         ----------- -----------
                                         $24,907,000 $23,990,000
                                         =========== ===========

   Property and equipment consist of the following:

                                                 Estimated        January 31,
                                                useful life -----------------------
                                                  (years)      2001        2002
                                                ----------- ----------- -----------
Land...........................................             $   283,000 $   283,000
Buildings......................................      20       1,201,000   1,647,000
Office furniture and equipment.................       5       2,454,000   2,459,000
Computer and demonstration equipment...........       3      17,317,000  20,350,000
Deployed assets................................     2-7       5,413,000   7,626,000
Service and spare components...................       5       2,951,000   4,030,000
Leasehold improvements.........................     1-7       1,676,000   1,604,000
Automobiles....................................       5         101,000     101,000
                                                            ----------- -----------
                                                             31,396,000  38,100,000
                                                            ----------- -----------
Less--Accumulated depreciation and amortization              15,510,000  20,448,000
                                                            ----------- -----------
                                                            $15,886,000 $17,652,000
                                                            =========== ===========

   Depreciation expense was $3,806,000, $319,000, $4,345,000, and $6,091,000 for the year ended December 31, 1999, the month ended January 31, 2000, and the years ended January 31, 2001 and 2002, respectively.

   Accrued expenses consist of the following:

                                                January 31,
                                           ---------------------
                                              2001       2002
                                           ---------- ----------
               Accrued commissions........ $  203,000 $  290,000
               Accrued sales and use taxes    581,000    609,000
               Other accrued expenses.....  1,032,000    938,000
                                           ---------- ----------
                                           $1,816,000 $1,837,000
                                           ========== ==========

                         SEACHANGE INTERNATIONAL, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


5.  Segment Information

   SeaChange has three reportable segments: broadband systems, broadcast systems and services. The broadband systems segment provides products to digitally manage, store and distribute digital video for cable system operators and telecommunications companies. The broadcast systems segment provides products for the storage, archival, on-air playback of advertising and other video programming for the broadcast television industry. The service segment provides installation, training, product maintenance and technical support for all of the above systems and content which is distributed by the broadband product segment. SeaChange does not measure the assets allocated to the segments. SeaChange measures results of the segments based on their respective gross profits. There were no inter-segment sales or transfers. Long-lived assets are principally located in the United States. The following summarizes the revenues and cost of revenues by reportable segment:

                                 One month                            One month
                    Year ended     ended    Year ended  Year ended      ended
                   December 31, January 31, January 31, January 31,  January 31,
                       1999        2000        2001        2002         1999
                   ------------ ----------- ----------- ------------ -----------
                                                                     (unaudited)
Revenues:
 Broadband........ $51,664,000  $  190,000  $54,412,000 $ 69,541,000 $  467,000
 Broadcast........  16,793,000      36,000   20,574,000   18,028,000    230,000
 Services.........  16,764,000   1,484,000   23,482,000   28,210,000  1,211,000
                   -----------  ----------  ----------- ------------ ----------
                   $85,221,000  $1,710,000  $98,468,000 $115,779,000 $1,908,000
                   ===========  ==========  =========== ============ ==========
Costs of revenues:
 Broadband........ $29,702,000  $  503,000  $28,481,000 $ 38,899,000 $  463,000
 Broadcast........   9,187,000     130,000   11,447,000   10,228,000    207,000
 Services.........  14,962,000   1,445,000   18,798,000   21,030,000  1,049,000
                   -----------  ----------  ----------- ------------ ----------
                   $53,851,000  $2,078,000  $58,726,000 $ 70,157,000 $1,719,000
                   ===========  ==========  =========== ============ ==========

   The following summarizes revenues by geographic locations:

                                        One month                            One month
                           Year ended     ended    Year ended  Year ended      ended
                          December 31, January 31, January 31, January 31,  January 31,
                              1999        2000        2001        2002         1999
                          ------------ ----------- ----------- ------------ -----------
                                                                            (unaudited)
Revenues:
 United States........... $65,730,000  $1,398,000  $78,025,000 $ 99,709,000 $1,185,000
 Canada and South America   5,371,000      44,000    4,161,000    1,486,000    626,000
 Europe..................   9,777,000     234,000    8,827,000    7,325,000     19,000
 Rest of world...........   4,343,000      34,000    7,455,000    7,259,000     78,000
                          -----------  ----------  ----------- ------------ ----------
                          $85,221,000  $1,710,000  $98,468,000 $115,779,000 $1,908,000
                          ===========  ==========  =========== ============ ==========

                         SEACHANGE INTERNATIONAL, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


   For the year ended December 31, 1999, the one month ended January 31, 2000 and the years ended January 31, 2001 and January 31, 2002, certain customers accounted for more than 10% of SeaChange's revenues. Individual customers accounted for 15% and 10% in the year ended December 31, 1999; 16% and 11% in the one month ended January 31, 2000; 12% and 10% in the year ended January 31, 2001, and 20%, 15% and 11% in the year ended January 31, 2002. The following summarizes revenues by significant customer:

                             One month                           One month
                Year ended     ended    Year ended  Year ended     ended
               December 31, January 31, January 31, January 31, January 31,
                   1999        2000        2001        2002        1999
               ------------ ----------- ----------- ----------- -----------
                                                                (unaudited)
    Customer A      15%         16%         --          --          17%
    Customer B      10%         11%         12%         20%         12%
    Customer C      --          --          10%         --          10%
    Customer D      --          --          --          15%         --
    Customer E      --          --          --          11%         --

6.  Acquisition and Equity Investment

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

   On November 29, 2001, SeaChange and Visible World entered into a Joint Development and Marketing Agreement. The purpose of the partnership is to integrate the advertising insertion product offerings that SeaChange offers with the software technologies of Visible World, which would enable advertisers an end-to-end solution for providing target advertising to their customers. The agreement is for a one-year period with automatic annual renewal unless 90-day notice of termination is given by either party. In conjunction with the arrangement, Visible World issued SeaChange a fully vested warrant to purchase one million shares of Series B Preferred Stock at an exercise price of $0.01 per share. The warrant expires at the earlier of a) the consummation of a qualified public offering, as defined in the agreement, by Visible World, b) the sale of Visible World, as defined in the agreement or c) 10 years. Because the issuance of the warrant to SeaChange under the terms of the agreement is in exchange for services to be provided by SeaChange, the warrant is accounted for under the guidance of EITF 00-08, "Accounting by a Grantee for an Equity Instrument to be Received in Conjunction with Providing Goods or Services." Management determined the fair value of the warrant based on available financial information using the Black-Scholes valuation method. SeaChange recorded the value of the warrant of $493,000 as a long-term investment included in other assets with an offsetting amount included in deferred revenue. SeaChange will recognize the deferred revenue over a five year period, the expected term of the services. In addition, SeaChange reviews the carrying value of its investment on a regular basis for the existence of facts or

                         SEACHANGE INTERNATIONAL, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

circumstances, both internally and externally, that may suggest impairment of the asset. It is possible that changes in facts or circumstances related to the value of this investment could materially affect SeaChange's financial condition and results of operations.

7.  Lines of Credit and Long-Term Bank Debt

   SeaChange had a $6.0 million revolving line of credit and a $5.0 million equipment line of credit with a bank. This revolving line of credit expired in March 2000 and SeaChange's ability to make purchases under the equipment line of credit expired in March 2000. In July 2000, SeaChange renewed its revolving line of credit and equipment line of credit with that bank. The revolving line of credit was extended until March 2001 and borrowings under the facility increased to $7.5 million. The equipment line of credit was extended to provide SeaChange additional equipment financing of $4.0 million through March 2001. In addition, SeaChange entered into a $3.0 million line of credit facility with the Export-Import Bank of the United States ("EXIM") which allowed SeaChange to borrow money based upon eligible foreign customer account balances. The ability to borrow funds by SeaChange under this facility also expired in March 2001.

   In October 2001, SeaChange entered into a $10.0 million revolving line of credit with a bank that expires in October 2003. Loans made under this revolving line of credit will bear interest at a rate per annum equal to the bank's prime rate, 4.75% at January 31, 2002. As of January 31, 2002, SeaChange has borrowings of $5.4 million under this revolving line of credit. Borrowings under this line of credit are collateralized by substantially all of SeaChange's assets. The loan agreement requires that SeaChange provide the bank with certain periodic financial reports and comply with certain financial ratios including a minimum level of earnings before interest, taxes and depreciation and amortization on a trailing twelve month basis. As of January 31, 2002, SeaChange was in compliance with these financial covenants. The line of credit replaces SeaChange's prior revolving line of credit and equipment line with a different bank. In conjunction with entering into the new bank line, SeaChange repaid to its prior lender all outstanding borrowings under the equipment line of credit in an amount of $3.4 million. In March 2002, SeaChange repaid $5.4 million in outstanding borrowings under the current line of credit plus accrued interest to the bank.

   In October 2000, SeaChange entered into an agreement with a bank to finance $1.2 million of the construction costs related to the purchase and renovation of a manufacturing mill in New Hampshire that SeaChange previously purchased in February 2000. During the construction period, interest accrued and was paid at a per annum rate of 8.875%. Upon occupancy of the building, the loan converted into two promissory notes whereby SeaChange will pay principal and interest based upon a fixed interest rate per annum over a five and ten year period, respectively (8.875% at January 31, 2002). Borrowings under the loan are collateralized by the land and buildings of the renovated mill. The loan agreement requires that SeaChange provide the bank with certain periodic financial reports and comply with certain financial ratios. At January 31, 2002, SeaChange was in compliance with all covenants. As of January 31, 2002, borrowings outstanding under the loan were $1.1 million.

   Principal payments under the lines of credit and the construction loan are payable over the next five years as follows:

                                                  Payments
                                                 ----------
                     Year ended January 31, 2003 $  155,000
                        2004....................  5,570,000
                        2005....................    186,000
                        2006....................    203,000
                        2007....................     67,000
                        Thereafter..............    279,000
                                                 ----------
                     Total...................... $6,460,000
                                                 ==========

                         SEACHANGE INTERNATIONAL, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


8.  Income Taxes

   The components of income (loss) before income taxes are as follows:

                    Year ended  Month ended  Year ended   Year ended
                   December 31, January 31,  January 31,  January 31,
                       1999        2000         2001         2002
                   ------------ -----------  -----------  -----------
          Domestic   $331,000   $(3,614,000) $(2,704,000)  $352,000
          Foreign.    151,000            --    2,107,000    (74,000)
                     --------   -----------  -----------   --------
                     $482,000   $(3,614,000) $  (597,000)  $278,000
                     ========   ===========  ===========   ========

   The components of the provision (benefit) for income taxes are as follows:

                               Year ended  Month ended  Year ended  Year ended
                              December 31, January 31,  January 31, January 31,
                                  1999        2000         2001        2002
                              ------------ -----------  ----------- -----------
 Current provision (benefit):
  Federal....................  $ 532,000   $        --   $      --   $      --
  State......................    354,000            --          --          --
  Foreign....................     56,000            --          --      79,000
                               ---------   -----------   ---------   ---------
                                 942,000            --          --      79,000
                               =========   ===========   =========   =========
 Deferred benefit:
  Federal....................   (586,000)     (889,000)   (538,000)    (82,000)
  State......................   (371,000)     (267,000)    (86,000)      2,000
  Foreign....................         --            --     (66,000)   (102,000)
                               ---------   -----------   ---------   ---------
                                (957,000)   (1,156,000)   (690,000)   (182,000)
                               ---------   -----------   ---------   ---------
                               $ (15,000)  $(1,156,000)  $(690,000)  $(103,000)
                               =========   ===========   =========   =========

   The components of deferred income taxes are as follows:

                                                                 January 31,  January 31,
                                                                    2001         2002
                                                                 -----------  -----------
Deferred tax assets:
 Inventories.................................................... $ 1,396,000  $ 1,175,000
 Allowance for doubtful accounts................................     207,000      403,000
 Deferred revenue...............................................          --      398,000
 Software.......................................................      97,000       88,000
 Accrued expenses...............................................       8,000      308,000
 Capitalized intangible costs...................................          --      457,000
 Property and equipment.........................................      57,000     (462,000)
 Research and development credit carryforwards..................   1,358,000    1,791,000
 Federal net operating loss carryforwards.......................   3,769,000    3,492,000
 State net operating loss carryforwards.........................     717,000    1,000,000
 Foreign net operating loss carryforwards.......................      66,000      125,000
 Acquired net operating loss carryforwards and basis differences   3,361,000    3,361,000
                                                                 -----------  -----------
                                                                  11,036,000   12,136,000
 Valuation allowance............................................  (3,361,000)  (3,361,000)
                                                                 -----------  -----------
   Total deferred tax assets.................................... $ 7,675,000  $ 8,775,000
                                                                 ===========  ===========

                         SEACHANGE INTERNATIONAL, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


   Deferred income taxes reflect the tax impact of temporary differences between the amount of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws and regulations. Under Statement of Financial Accounting Standards No. 109, ''Accounting for Income Taxes,'' the benefit associated with future deductible temporary differences is recognized if it is more likely than not that the benefit will be realized. The measurement of deferred tax assets is reduced by a valuation allowance if, based upon the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

   The valuation allowance of $3,361,000 at January 31, 2001 and January 31, 2002 relates to net operating loss carryforwards and tax basis differences acquired in SeaChange's purchase of SC Asia. These acquired deferred tax assets may only be utilized to offset future taxable income attributable to SC Asia. In addition, the recognition of these deferred tax assets is subject to Internal Revenue Code change in ownership rules which may limit the amount that can be utilized to offset future taxable income. SeaChange believes that the valuation allowance is appropriate given the weight of objective evidence, including the historical operating results of IPC. Any tax benefits subsequently recognized related to these assets will first reduce the remaining balance in goodwill and then other acquired intangible assets.

   Although realizability is not assured, based on the weight of available evidence, SeaChange believes it is more likely than not that all remaining deferred tax assets will be realized. The amount of the deferred tax asset considered realizable is subject to change based on future events, including generating taxable income in future periods. SeaChange will continue to assess the need for the valuation allowance at each balance sheet date based on all available evidence. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term, and the amount could be material, if SeaChange does not generate sufficient taxable income in future periods.

   In accordance with APB 23, SeaChange does not provide for U.S. federal income taxes on the earnings of its non-U.S. subsidiaries, as it is management's plan to permanently reinvest in operations outside the U.S. At January 31, 2002, undistributed earnings of approximately $138,000 are considered by SeaChange to be permanently invested in certain foreign subsidiaries. The amount of tax that would be owed if the profits were distributed is approximately $47,000.

   At January 31, 2002, SeaChange had federal and state net operating loss carryforwards of approximately $10,270,000 and $15,391,000, respectively, which expire at various dates through 2022.

   At January 31, 2002, SeaChange had federal and state research and development tax credit carryforwards of approximately $1,291,000 and $500,000, respectively, which expire at various dates through 2022.

   The income tax provision (benefit) computed using the federal statutory income tax rate differs from SeaChange's effective tax rate primarily due to the following:

                                                          Year Ended  Month Ended  Year Ended  Year Ended
                                                         December 31, January 31,  January 31, January 31,
                                                             1999        2000         2001        2002
                                                         ------------ -----------  ----------- -----------
Statutory U.S. federal tax rate.........................  $ 164,000   $(1,239,000)  $(203,000)  $  95,000
 State taxes after state tax credits, net of federal tax
   benefits.............................................    (12,000)     (176,000)    (28,000)   (186,000)
 Other..................................................     98,000       278,000     (93,000)    183,000
 Research and development tax credits...................   (446,000)      (25,000)   (443,000)   (195,000)
 Non-deductible acquisition costs.......................    233,000            --          --          --
Acquired net operating losses...........................   (192,000)           --          --          --
 Nondeductible expenses, including write-off of acquired
   in-process research and development in 1997..........    140,000         6,000      77,000          --
                                                          ---------   -----------   ---------   ---------
                                                          $ (15,000)  $(1,156,000)  $(690,000)  $(103,000)
                                                          =========   ===========   =========   =========

                         SEACHANGE INTERNATIONAL, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


   SeaChange's effective tax benefit rate was 3% in the year ended December 31, 1999, 32% in the month ended January 31, 2000, 116% in the year ended January 31, 2001 and 37% in the year ended January 31, 2002. In the second quarter of 1999, the separate return limitation year (SRLY) regulations were finalized to allow for the use of acquired net operating loss carryforwards where an ownership change and an acquisition has taken place within a six month period. As a result of SeaChange's acquisition of Digital Video Arts, SeaChange recorded a tax benefit of $192,000 in the second quarter of 1999 related to the use of Digital Video Arts net operating loss carryforwards. In the fourth quarter of 1999, the federal research and development tax credit was retroactively extended through June 30, 2004. As a result, SeaChange recorded a tax benefit of $446,000 in the fourth quarter of 1999 related to the utilization of these tax credits.

9.  Preferred Stock

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

10.  Common Stock

  Public Stock Offering

   On January 31, 2002, SeaChange completed a public offering of 3,594,411 shares of its common stock, consisting of 3,384,411 shares sold by the Company and 210,000 shares sold by certain of SeaChange's stockholders. Proceeds to SeaChange, net of underwriting discounts and costs of the offering, were approximately $92.7 million.

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

   In addition to the ability to use the technology owned by Microsoft and licensed to SeaChange pursuant to the licensing and development agreement, Microsoft purchased 277,162 shares of SeaChange's common stock for $10 million. In addition, under the terms of the agreement, which expires in May 2003, Microsoft may purchase approximately $10 million of additional shares of SeaChange's common stock upon the satisfaction of certain commercial milestones. The initial purchase of shares for $10 million was completed by SeaChange and Microsoft on May 23, 2000.

                         SEACHANGE INTERNATIONAL, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


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

  Reserved Shares

   At January 31, 2002, SeaChange had 8,039,793 shares of common stock reserved for issuance upon the exercise of common stock options and the purchase of stock under the Employee Stock Purchase Plan.

11.  Stock Plans

  Employee Stock Purchase Plan

   In September 1996, SeaChange's Board of Directors adopted and the stockholders approved an employee stock purchase plan (the "Stock Purchase Plan"), effective January 1, 1997, which provides for the issuance of a maximum of 450,000 shares of common stock to participating employees who meet eligibility requirements. Employees who would immediately after the grant own 5% or more of the total combined voting power or value of SeaChange's stock and directors who are not employees of SeaChange may not participate in the Stock Purchase Plan. The purchase price of the stock is 85% of the lesser of the average market price of the common stock on the first or last business day of each six-month plan period. During the year ended December 31, 1999, the one month ended January 31, 2000 and the years ended January 31, 2001, and January 31, 2002, 87,014, 0, 67,795 and 71,622, shares of common stock, respectively, were issued under the Stock Purchase Plan. As of January 31, 2002, 100,370 shares are available under the Stock Purchase Plan for issuance.

  1995 Stock Option Plan

   The Amended and Restated 1995 Stock Option Plan (the "1995 Stock Option Plan") provides for the grant of incentive stock options and nonqualified stock options for the purchase of up to an aggregate of 9,200,000 shares of SeaChange's common stock by officers, employees, consultants and directors of SeaChange. The Board of Directors is responsible for administration of the 1995 Stock Option Plan and determining the term of each option, option exercise price, number of shares for which each option is granted and the rate at which each option is exercisable. Options generally vest ratably over five years. SeaChange may not grant an employee incentive stock options with a fair value in excess of $100,000 that are initially exercisable during any one calendar year.

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

                         SEACHANGE INTERNATIONAL, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


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

   Transactions under the 1995 Stock Option Plan and the Director Option Plan during the years ended December 31, 1999, the one month ended January 31, 2000 and the years ended January 31, 2001 and January 31, 2002 are summarized as follows:

                        Year ended        One month ended       Year ended          Year ended
                     December 31, 1999   January 31, 2000    January 31, 2001    January 31, 2002
                    ------------------- ------------------- ------------------- -------------------
                               Weighted            Weighted            Weighted            Weighted
                               average             average             average             average
                               exercise            exercise            exercise            exercise
                     Shares     price    Shares     price    Shares     price    Shares     price
                    ---------  -------- ---------  -------- ---------  -------- ---------  --------
Outstanding at
  beginning of
  period........... 2,113,824   $ 5.34  2,040,053   $ 7.79  2,054,539   $ 8.29  3,464,964   $18.80
Granted............   524,739    14.76     35,400    35.50  2,006,977    26.82    529,042    18.18
Exercised..........  (310,753)    3.94    (14,330)    4.28   (392,669)    4.57   (282,683)    8.80
Cancelled..........  (287,757)    6.00     (6,584)    6.61   (203,883)   19.57   (301,815)   22.34
                    =========           =========           =========           =========
Outstanding at end
  of period........ 2,040,053   $ 7.79  2,054,539   $ 8.29  3,464,964   $18.80  3,409,508   $19.27
                    =========           =========           =========           =========
Options exercisable
  at end of period.   594,265             625,387             834,024           1,234,322
Weighted average
  fair value of
  options granted
  during the period             $ 7.11              $26.57              $22.36              $14.92

                         SEACHANGE INTERNATIONAL, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


   The following table summarizes information about employee and director stock options outstanding at January 31, 2001 and January 31, 2002:

                           Options outstanding at January 31, 2001     Options outstanding at January 31, 2002
                         ------------------------------------------- -------------------------------------------
                                     Weighted average                            Weighted average
                                        remaining        Weighted                   remaining        Weighted
                           Number    contractual life    average       Number    contractual life    average
                         outstanding     (years)      exercise price outstanding     (years)      exercise price
                         ----------- ---------------- -------------- ----------- ---------------- --------------
Range of exercise prices
   $0.33 to  0.82.......     34,496        4.68           $ 0.70         32,303        3.68           $ 0.71
    2.80 to  4.00.......    393,814        7.72             3.95        304,096        6.81             3.98
    4.45 to  6.25.......    543,049        7.02             5.47        427,374        6.02             5.44
    6.58 to 10.00.......    237,247        7.59             7.49        190,090        6.90             7.48
   10.33 to 14.33.......    128,271        8.24            11.46        192,311        8.24            12.35
   16.03 to 23.31.......  1,017,361        9.60            23.08      1,236,518        8.84            21.99
   25.56 to 39.13.......  1,110,726        9.22            30.49      1,026,816        8.27            30.34
                          ---------        ----           ------      ---------        ----           ------
                          3,464,964        8.62           $18.80      3,409,508        7.93           $19.27
                          =========        ====           ======      =========        ====           ======

                            Options exercisable at       Options exercisable at
                               January 31, 2001             January 31, 2002
                         ---------------------------- ----------------------------
                           Number    Weighted average   Number    Weighted average
                         exercisable  exercise price  exercisable  exercise price
                         ----------- ---------------- ----------- ----------------
Range of exercise prices
   $0.33 to  0.82.......    34,496        $ 0.70          32,303       $ 0.71
    2.80 to  4.00.......   143,364          3.87         147,826         3.95
    4.45 to  6.25.......   288,960          5.41         306,959         5.42
    6.58 to 10.00.......    97,122          7.54         109,124         7.51
   10.33 to 14.33.......    41,847         11.63          50,475        13.74
   16.03 to 23.31.......    39,343         19.47         208,661        21.77
   25.56 to 39.13.......   188,892         30.68         378,974        30.52
                           -------        ------       ---------       ------
                           834,024        $11.90       1,234,322       $16.14
                           =======        ======       =========       ======

  Fair Value Disclosures

   SeaChange applies APB 25 in accounting for employee stock awards. Had compensation expense for SeaChange's employee stock plans been determined based on the fair value at the grant dates, as prescribed in SFAS 123, SeaChange's net income (loss) and earnings (loss) per share would have been as follows:

                                   Year ended  Month ended  Year ended    Year ended
                                  December 31, January 31,  January 31,   January 31,
                                      1999        2000         2001          2002
                                  ------------ -----------  ------------  ------------
Net income (loss)
 As reported.....................   $497,000   $(2,458,000) $ (1,007,000) $    381,000
 Pro forma.......................   $122,000   $(2,703,000) $(14,825,000) $(16,666,000)
Basic earnings (loss) per share
 As reported.....................   $   0.02   $     (0.12) $      (0.05) $       0.02
 Pro forma.......................   $   0.01   $     (0.13) $      (0.68) $      (0.73)
Diluted earnings (loss) per share
 As reported.....................   $   0.02   $     (0.12) $      (0.05) $       0.02
 Pro forma.......................   $   0.01   $     (0.13) $      (0.68) $      (0.73)

                         SEACHANGE INTERNATIONAL, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


   The fair value of each option granted was estimated on the date of grant assuming a weighted average volatility factor of 46% for the year ended December 31, 1999, and 100% for the one month ended January 31, 2000 and the year ended January 31, 2001 and January 31, 2002. Additional weighted average assumptions used for grants during the year ended December 31, 1999, the one month ended January 31, 2000 and the years ended January 31, 2001 and January 31, 2002, included: dividend yield of 0.0% for all periods; risk-free interest rates of 5.5% for options granted during the year ended December 31, 1999 and the one month ended January 31, 2000, 4.9% for options granted during the year ended January 31, 2001; and 3.7% for options granted during the year ended January 31, 2002 and an expected option term of 5 years for all periods.

   Because additional option grants are expected to be made each year and options vest over several years, the above pro forma disclosures are not representative of pro forma effects of reported net income (loss) for future years.

12.  Commitments and Contingencies

   SeaChange leases its operating facilities and certain office equipment under non-cancelable capital and operating leases, which expire at various dates through 2007. Rental expense under operating leases was approximately $1,681,000, $167,000, $2,307,000 and $1,319,000 for the year ended December 31,
1999, the one month ended January 31, 2000, and the years ended January 31, 2001 and 2002, respectively. Future commitments under minimum lease payments as of January 31, 2002 are as follows:

                                                Capital  Operating
                                                -------- ----------
             Year ended January 31, 2003....... $145,000 $1,577,000
              2004.............................   60,000  1,105,000
              2005.............................       --  1,058,000
              2006.............................       --    437,000
              2007.............................       --    318,000
             Thereafter........................       --    233,000
                                                -------- ----------
             Minimum lease payments............  205,000 $4,728,000
                                                         ==========
             Less: Amount representing interest   11,000
                                                --------
                                                $194,000
                                                ========

   SeaChange had non-cancelable purchase commitments for inventories of approximately $4,700,000 at January 31, 2002.

   On June 13, 2000, SeaChange filed in the United States District Court for the District of Delaware a lawsuit against one of SeaChange's competitors, nCube Corp., whereby SeaChange alleged that nCube's MediaCube-4 product infringed a patent held by SeaChange (Patent No. 5,862,312) relating to SeaChange's MediaCluster technology. In instituting the claim, Seachange sought both a permanent injunction and damages in an unspecified amount. nCube made a counterclaim against SeaChange that the patent held by SeaChange was invalid and that nCube's MediaCube-4 product did not infringe SeaChange's patent. On September 6, 2000, nCube conceded that, based on a claim construction ruling issued by the District Court on August 2000, nCube's MediaCube-4 product infringed SeaChange's patent. On September 25, 2000, a jury upheld the validity of SeaChange's patent. nCube has filed motions challenging both the jury's verdict and the District Court's claim construction ruling. The District Court has yet to rule on nCube's motions. At this time SeaChange is awaiting the court's decision regarding a permanent injunction. Damages will be determined in future proceedings.

                         SEACHANGE INTERNATIONAL, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


   On January 8, 2001, nCube Corp. filed a complaint against SeaChange in the United States District Court for the District of Delaware alleging that SeaChange's use of SeaChange's MediaCluster, MediaExpress and Media Server technology each infringe a patent held by nCube (Patent No. 5,805,804). In instituting the claim, nCube has sought both an injunction and monetary damages in an unspecified amount. SeaChange responded on January 26, 2001, denying the claim of infringement. SeaChange also asserted a counterclaim seeking a declaration from the District Court that U.S. Patent No. 5,805,804 is invalid and not infringed. Discovery closed on December 14, 2001, at which time nCube limited its infringement allegations to the MediaCluster technology only, and specifically alleged that SeaChange's use of the SeaChange ITV system infringed. A claim construction hearing is scheduled for May 2, 2002.

   On March 26, 2002, nCube Corp. filed a complaint against SeaChange in the United States District Court for the District of Delaware seeking a declaratory judgment that its redesigned MediaCube-4 product does not infringe U.S. Patent No. 5,862,312 held by SeaChange. The complaint also alleges that nCube has been damaged by a certain statement made by SeaChange's Chief Executive Officer during a public conference call to discuss SeaChange's earnings on March 5, 2002. nCube is seeking a public retraction of the statement and is seeking damages in an unspecified amount. On April 15, 2002, SeaChange moved to dismiss all claims on the grounds that the patent-related issues are currently pending before the Court in the lawsuit previously filed by SeaChange, and the Court lacks jurisdiction over the remaining claims. That motion is still pending.

   On June 14, 1999, SeaChange filed a defamation complaint against Jeffrey Putterman, Lathrop Investment Management, Inc. and Concurrent Computer Corporation in the Circuit Court of Pulaski County, Arkansas alleging that the defendants conspired to injure SeaChange's business and reputation in the marketplace. The complaint further alleges that Mr. Putterman and Lathrop Investment Management, Inc. defamed us through false postings on an Internet message board. The complaint seeks unspecified amounts of compensatory and punitive damages. On June 14, 2000, Concurrent filed a counterclaim under seal against us seeking unspecified damages. On July 28, 2000, Concurrent filed a motion for summary judgment on the claim of civil conspiracy and on January 4, 2001, the trial court entered an order granting summary judgment for Concurrent on that claim. SeaChange immediately requested reconsideration of this order or, in the alternative, recertification for immediate appeal. On June 12, 2001, the trial court denied the motion for reconsideration but made findings which permitted an immediate appeal and on July 11, 2001 SeaChange filed an appeal. SeaChange expects oral arguments on the appeal will be scheduled before June 15, 2002 and a decision on the appeal before August 1, 2002. The claims against other defendants and counterclaims are currently pending and no trial date has been set.

   SeaChange cannot be certain of the outcome of the foregoing litigation, but plans to oppose allegations against us and assert SeaChange's claims against other parties vigorously. In addition, as these claims are subject to additional discovery and certain claims for damages are as yet unspecified, SeaChange is unable to estimate the impact to SeaChange's business, financial condition and results of operations or cash flows.

13.  Employee Benefit Plan

   SeaChange sponsors a 401(k) retirement savings plan (the "Plan"). Participation in the Plan is available to full-time employees who meet eligibility requirements. Eligible employees may contribute up to 15% of their annual salary, subject to certain limitations. SeaChange matches contributions up to 25% of the first 6% of compensation contributed by the employee to the Plan. During the year ended December 31, 1999, the one month ended January 31, 2000, and the years ended January 31, 2001 and January 31, 2002, SeaChange contributed $225,000, $19,000, $286,000, and $360,000, respectively, to the
Plan.

                         SEACHANGE INTERNATIONAL, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


14.  Comcast Equity Investment and Video-On-Demand Purchase Agreements

   On December 1, 2000, SeaChange and Comcast Cable Communications, Inc. entered into a video-on-demand purchase agreement for SeaChange's interactive television video servers and related services. Under the terms of the video-on-demand purchase agreement, Comcast has committed to purchase SeaChange's equipment capable of serving a minimum of one million cable subscribers by approximately December 2002. SeaChange has estimated that the equipment value with respect to the first one million subscribers is $30 million. In addition, Comcast may earn up to an additional 450,000 incentive common stock purchase warrants through December 2003 based on the number of cable subscribers in excess of one million who are served by SeaChange's equipment which has been purchased by Comcast. In connection with the execution of this commercial agreement, SeaChange entered into a common stock and warrant purchase agreement, dated as of December 1, 2000, with Comcast SC Investment, Inc., whereby Comcast SC agreed to purchase, subject to certain closing conditions including registration of the shares purchased thereby, 466,255 shares of SeaChange's common stock for approximately $10 million and Comcast SC would receive a warrant to purchase 100,000 shares, exercisable at $21.445 per share, of SeaChange's common stock. This stock and warrant purchase agreement was terminated by SeaChange and Comcast SC on February 28, 2001. The terms and conditions of the video-on-demand purchase agreement have not been modified.

   On February 28, 2001, SeaChange and Comcast SC signed and closed a new common stock and warrant purchase agreement on terms similar to the prior agreement. Under the terms of this new agreement, SeaChange sold in a private placement to Comcast SC for approximately $10.0 million an aggregate of 756,144 shares of SeaChange's common stock and a warrant to purchase 100,000 shares of SeaChange's common stock with an exercise price of $13.225 per share. Under certain conditions determined upon the effectiveness of the registration of the shares, the number of common shares purchased and the number of common stock purchase warrants and related exercise price are subject to adjustment. An additional number of shares of common stock would be issued to Comcast SC without any additional consideration as is equal to the difference between 756,144, the number of shares of common stock issued on February 28, 2001, and the number of shares obtained by dividing $10.0 million by the lower of 1) 92% of the closing market price of SeaChange's common stock on the date of effectiveness of the registration statement, and 2) the average of the closing market price of SeaChange's common stock for the five trading days ending on the effective date of the registration statement, if either of such prices is lower than $13.225. The warrant agreement contains an adjustment mechanism such that the warrant would be exercisable for an additional 25,000 shares of SeaChange's common stock if the registration statement has not been declared effective on or before March 31, 2001 and an additional 333.33 shares of SeaChange's common stock per day beginning on and including May 1, 2001 for each day up to and including the day the registration statement is declared effective. The warrant agreement also provides that the exercise price of the warrant would be reduced on the effective date of the registration statement to the lower of 1) 92% of the closing market price of SeaChange's common stock on the effective date of the registration statement, and 2) the average of the closing market prices of SeaChange's common stock for the five trading days ending on the date of effectiveness of the registration statement, if either of such prices is lower than $13.225, the exercise price as of the closing date.

   SeaChange determined the intrinsic value of $586,000 related to the 756,144 shares of common stock purchased on February 28, 2001 and measured the fair value of $1.1 million related to the 100,000 common stock purchase warrants as of the closing date and recorded these amounts as contra-equity. On April 30, 2001, SeaChange recorded an additional contra-equity amount of $325,000 for the fair value of the additional 25,000 common stock purchase warrants of SeaChange common stock as the registration statement had not been declared effective on or before March 31, 2001. On June 13, 2001, the effective date of the registration statement, SeaChange issued an additional 14,667 common stock purchase warrants in accordance with the agreement, and recorded an additional contra equity amount of $335,000, representing the incremental fair value of the total

                         SEACHANGE INTERNATIONAL, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

warrants issued. Based on the closing market price on the date of effectiveness of the registration statement and the five trading days preceding the date of effectiveness of the registration statement, no additional common shares were issued to Comcast SC pursuant to the terms of the purchase agreement and Comcast is not entitled to the issuance in the future of additional shares pursuant to the terms of the purchase agreement. Also, based on the then prevailing market prices of SeaChange's common stock, the exercise price of the warrant was not reduced and is not subject to reduction in the future, other than equitable adjustment in connection with a stock split or other comparable event and future dilutive issuances.

   The contra-equity amount is being amortized as an offset to gross revenue in proportion to the revenue recognized from the sale of equipment with respect to the first one million subscribers Comcast has committed to under the video-on-demand purchase agreement. SeaChange has estimated that the equipment value with respect to the first one million subscribers is $30 million. This estimate is continuously monitored and is subject to change. To the extent that this estimate changes in the future, the amount of the remaining contra-equity amount will be adjusted prospectively. For the year ended January 31, 2002, SeaChange amortized $1.2 million of the deferred equity discount. The fair value of the additional incentive common stock purchase warrants will also be recorded as an offset to gross revenue as the warrants are earned by Comcast, if any.

                                  Schedule II

                         SEACHANGE INTERNATIONAL, INC.

                 VALUATION OF QUALIFYING ACCOUNTS AND RESERVES

                                  Balance at  Charged to Deductions          Balance at
                                 beginning of costs and  and write-            end of
                                    period     expenses     offs     Other     period
                                 ------------ ---------- ---------- -------- ----------
Allowance for Doubtful Accounts:

Year ended December 31, 1999....  $  870,000  $ 225,000  $(187,000) $     -- $  908,000

Month ended January 31, 2000....  $  908,000  $      --  $      --  $     -- $  908,000

Year ended January 31, 2001.....  $  908,000  $ 516,000  $(682,000) $     -- $  742,000

Year ended January 31, 2002.....  $  742,000  $ 370,000  $(875,000) $622,000 $  859,000

Inventory Valuation Allowance:

Year ended December 31, 1999....  $2,601,000  $ 458,000  $(395,000) $     -- $2,664,000

Month ended January 31, 2000....  $2,664,000  $  11,000  $      --  $     -- $2,675,000

Year ended January 31, 2001.....  $2,675,000  $ 823,000  $(722,000) $     -- $2,776,000

Year ended January 31, 2002.....  $2,776,000  $(356,000) $ (66,000) $     -- $2,354,000