Form 10-Q
period 2002-04-30
SEACHANGE INTERNATIONAL INC
filed 2002-06-14
CIK 1019671

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

                                   (Mark One)

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  -- OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended April 30, 2002

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

YES [X]    NO [_]

The number of shares outstanding of the registrant's Common Stock on June 10, 2002 was 26,640,417.

                          SEACHANGE INTERNATIONAL, INC.

                                Table of Contents

                                                                            Page
                                                                            ----
PART I.  FINANCIAL INFORMATION

         Item 1. Condensed Consolidated Financial Statements

         Condensed Consolidated Balance Sheet
          at April 30, 2002 (unaudited) and January 31, 2002 ..............    3

         Condensed Consolidated Statement of Operations
          Three months ended April 30, 2002 and
          April 30, 2001 (unaudited) ......................................    4

         Condensed Consolidated Statement of Cash Flows
          Three months ended April 30, 2002 and
          April 30, 2001 (unaudited) ......................................    5

         Notes to Condensed Consolidated Financial Statements ............. 6-12

         Item 2. Management's Discussion and Analysis
                  of Financial Condition and Results of Operations ........13-20

         Item 3. Quantitative and Qualitative Disclosures About
                  Market Risk .............................................   20

PART II. OTHER INFORMATION

         Item 1. Legal Proceedings ........................................   21


SIGNATURES ................................................................   22


ITEM I. Financial Statements

                          SeaChange International, Inc.
                      Condensed Consolidated Balance Sheet
                        (in thousands, except share data)

                                                                                                            April 30,    January 31,
                                                                                                              2002           2002
                                                                                                           ---------     -----------
                                                                                                          (unaudited)
Assets
Current assets
    Cash and cash equivalents ......................................................................      $  92,996       $ 103,898
    Accounts receivable, net of allowance for doubtful accounts
     of $1,400 at April 30, 2002 and $859 at January 31, 2002 ......................................         33,808          29,916
    Inventories ....................................................................................         26,044          23,990
    Income tax receivable ..........................................................................          1,528             118
    Prepaid expenses and other current assets ......................................................          2,713           2,193
    Deferred income taxes ..........................................................................           --             7,294
                                                                                                          ---------       ---------
    Total current assets ...........................................................................        157,089         167,409

Property and equipment, net ........................................................................         16,975          17,652
Deferred income taxes ..............................................................................           --             1,481
Other assets .......................................................................................            803           2,252
Goodwill, net ......................................................................................            253             253
Intangibles, net ...................................................................................          3,689           3,930
                                                                                                          ---------       ---------
                                                                                                          $ 178,809       $ 192,977
                                                                                                          =========       =========
Liabilities and Stockholders' Equity
Current liabilities
    Current portion of line of credit
       and obligations under capital leases ........................................................      $     264       $     291
    Accounts payable ...............................................................................         14,313          14,735
    Accrued litigation expenses ....................................................................         12,424            --
    Accrued expenses ...............................................................................          1,575           1,837
    Customer deposits ..............................................................................          2,331           2,484
    Deferred revenue ...............................................................................         14,260          13,071
    Income taxes payable ...........................................................................             55              70
                                                                                                          ---------       ---------
    Total current liabilities ......................................................................         45,222          32,488
                                                                                                          ---------       ---------
Long-term line of credit and
    obligations under capital leases ...............................................................            910           6,363
                                                                                                          ---------       ---------
Commitments and contingencies (Note 8)

Stockholders' Equity
Convertible preferred stock, 5,000,000 shares authorized,
    none outstanding ...............................................................................           --              --
Common stock, $.01 par value; 100,000,000 shares
    authorized; 26,540,801 and 26,532,671 shares issued
    at April 30, 2002 and January 31, 2002, respectively ...........................................            266             265
Additional paid-in capital .........................................................................        159,922         159,914
Deferred equity discount ...........................................................................           (925)         (1,164)
Due from stockholders ..............................................................................           --              (122)
Accumulated deficit ................................................................................        (26,359)         (4,524)
Accumulated other comprehensive loss ...............................................................           (227)           (243)
                                                                                                          ---------       ---------
Total stockholders' equity .........................................................................        132,677         154,126
                                                                                                          ---------       ---------
                                                                                                          $ 178,809       $ 192,977
                                                                                                          =========       =========

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                          SEACHANGE INTERNATIONAL, INC.
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                     (in thousands, except per share data)
                                  (unaudited)

                                                    Three months ended
                                                 ------------------------
                                                 April 30,      April 30,
                                                   2002           2001
                                                 --------       --------
Revenues:
  Systems .................................      $ 26,516       $ 23,277
  Services ................................         7,227          6,879
                                                 --------       --------
                                                   33,743         30,156
Cost of revenues:
  Systems .................................        16,323         13,476
  Services ................................         5,260          5,220
                                                 --------       --------
                                                   21,583         18,696
                                                 --------       --------

Gross profit ..............................        12,160         11,460
                                                 --------       --------

Operating expenses:
  Research and development ................         6,210          5,584
  Selling and marketing ...................         3,906          3,606
  General and administrative ..............        16,882          1,838
                                                 --------       --------
                                                   26,998         11,028
                                                 --------       --------

Income (loss) from operations .............       (14,838)           432
Interest income (expense), net ............           367           (164)
                                                 --------       --------
  Income (loss) before income taxes .......       (14,471)           268
Income tax expense ........................         7,364             86
                                                 --------       --------
Net income (loss) .........................      $(21,835)      $    182
                                                 ========       ========

Basic earnings (loss) per share ...........      ($  0.82)      $   0.01
                                                 ========       ========

Diluted earnings (loss) per share .........      ($  0.82)      $   0.01
                                                 ========       ========

Weighted average common shares outstanding:
     Basic ................................        26,537         22,555
                                                 ========       ========

     Diluted ..............................        26,537         23,389
                                                 ========       ========

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                          SEACHANGE INTERNATIONAL, INC.
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                                 (in thousands)
                                   (unaudited)

                                                                                          Three months ended
                                                                                      -------------------------
                                                                                      April 30,       April 30,
                                                                                        2002            2001
                                                                                      ---------       ---------
Cash flows from operating activities:
    Net income (loss) ..........................................................      $ (21,835)      $    182
    Adjustments to reconcile net income (loss) to net cash
       provided by (used in) operating activities:
          Depreciation and amortization ........................................          2,075          1,439
          Amortization of deferred equity discount .............................            239            449
          Valuation allowance on net deferred income tax assets ................          7,364           --
          Changes in operating assets and liabilities:
             Accounts receivable ...............................................         (3,892)           857
             Inventories .......................................................         (2,198)         2,607
             Prepaid expenses and other current assets and other assets ........            946         (1,890)
             Accounts payable ..................................................           (422)        (3,076)
             Accrued litigation expenses .......................................         12,424           --
             Accrued expenses ..................................................           (262)            16
             Customer deposits .................................................           (153)          (793)
             Deferred revenue ..................................................          1,189          2,274
             Income taxes payable ..............................................            (15)          (375)
                                                                                      ---------       --------
                 Net cash provided by (used in) operating activities ...........         (4,540)         1,690
                                                                                      ---------       --------
Cash flows from investing activities:
    Purchases of property and equipment ........................................           (880)        (3,061)
    Increase in intangible assets ..............................................           (133)          --
                                                                                      ---------       --------
                 Net cash used in investing activities .........................         (1,013)        (3,061)
                                                                                      ---------       --------
Cash flows from financing activities:
    Repayment of borrowings under revolving line of credit .....................           --           (2,500)
    Repayment of borrowings under construction loan and equipment line of credit         (5,430)          (536)
    Repayment of obligations under capital lease ...............................            (50)           (55)
    Net proceeds from issuance of common stock .................................              9         10,033
    Collection of notes receivable from stockholders ...........................            122           --
                                                                                      ---------       --------
                 Net cash provided by (used in) financing activities ...........         (5,349)         6,942
                                                                                      ---------       --------

Net increase (decrease) in cash and cash equivalents ...........................        (10,902)         5,571
Cash and cash equivalents, beginning of period .................................        103,898          6,145
                                                                                      ---------       --------
Cash and cash equivalents, end of period .......................................      $  92,996       $ 11,716
                                                                                      =========       ========
Supplemental disclosure of noncash activities
    Transfer of items originally classified as fixed assets to
      inventories ..............................................................      $      60       $     73

    Transfer of items originally classified as inventories to
      fixed assets .............................................................      $     204       $    647



                 The accompanying notes are an integral part of
               these condensed consolidated financial statements.

                          SEACHANGE INTERNATIONAL, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                      (in thousands, except per share data)

1.   Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of SeaChange International, Inc. and its subsidiaries. SeaChange believes that the unaudited consolidated financial statements reflect all adjustments (consisting of only normal recurring adjustments), necessary for a fair statement of SeaChange's financial position, results of operations and cash flows at the dates and for the periods indicated. The results of operations for the periods presented are not necessarily indicative of results expected for the full fiscal year or any other future periods. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes for the year ended January 31, 2002, included in SeaChange's Annual Report on Form 10-K for such fiscal year. The balance sheet at January 31, 2002 was derived from audited information.

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

SeaChange's transactions frequently involve the sales of systems and services under multiple element arrangements. Systems sales always include one year of free technical support and maintenance services. Revenue under multiple element arrangements is allocated to all elements except systems based upon the fair value of those elements. The amounts allocated to training, project management, technical support and maintenance and content fees is based upon the price charged when these elements are sold separately and unaccompanied by the other elements. The amount allocated to installation revenue is based upon hourly rates and the estimated time required to complete the service. The amount allocated to systems is done on a residual method basis. Under this method, the total arrangement value is allocated first to undelivered elements, based on their fair values, with the remainder being allocated to systems revenue. Installation, training and project management services are not essential to the functionality of systems as these services do not alter the equipment's capabilities, are available from other vendors and the systems are standard products. For transactions in which consideration, including equity instruments, is given to a customer, SeaChange accounts for the value of this consideration as a reduction in revenue in its statement of operations (see Note 9 to the condensed consolidated financial statements for further discussion).

3.   Earnings Per Share

For the three months ended April 30, 2002, common shares of 3,983,536 issuable upon the exercise of stock options, are antidilutive because SeaChange recorded a net loss for the period, and therefore, have been excluded from the diluted earnings per share computation.

                          SEACHANGE INTERNATIONAL, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                      (in thousands, except per share data)

For the three months ended April 30, 2001, 2,217,239 of common shares issuable upon the exercise of stock options have been excluded from the diluted earnings per share computation as the exercise price of these common shares were above the market price of the common stock at the period indicated.

Below is a summary of the shares used in calculating basic and diluted earnings per share for the periods indicated:


                                                    April 30,   April 30,
                                                      2002        2001
                                                    --------    --------
Weighted average shares used in calculating
 earnings per share--
     Basic ........................................ 26,537       22,555
Dilutive common stock equivalents                       --          834
                                                    ------       ------
Weighted average shares used in calculating
 earnings per share-
     Diluted ...................................... 26,537       23,389
                                                    ======       ======

4.   Inventories

     Inventories consist of the following:

                                                 April 30,     January 31,
                                                   2002           2002
                                                 -------       ---------
     Components and assemblies ...............   $17,458        $17,046
     Finished products .......................     8,586          6,944
                                                 -------        -------
                                                 $26,044        $23,990
                                                 =======        =======

5.   Comprehensive Income (Loss)

     SeaChange's comprehensive income (loss) was as follows:

                                                                       Three months ended
                                                                  ---------------------------
                                                                   April 30,       April 30,
                                                                     2002            2001
                                                                  ---------        ---------
     Net income (loss) ..........................................  $(21,835)          $182
     Other comprehensive income (expense), net of tax:
       Foreign currency translation adjustment, net of
        tax of $- and $(22), respectively .......................        16            (46)
                                                                   --------         ------
     Other comprehensive income (expense) .......................        16            (46)
                                                                   --------         ------
     Comprehensive income (loss) ................................  $(21,819)          $136
                                                                   ========         ======


                          SEACHANGE INTERNATIONAL, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                      (in thousands, except per share data)

6.   Segment Information

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


                                                 Three Months Ended
                                               ------------------------
                                               April 30,      April 30,
                                                 2002           2001
                                               ---------      ---------
Revenues

      Broadband .............................  $20,292        $18,851
      Broadcast .............................    6,224          4,426
      Services ..............................    7,227          6,879
                                               -------        -------
      Total .................................  $33,743        $30,156
                                               =======        =======

Costs of revenues

      Broadband .............................  $13,007        $10,974
      Broadcast .............................    3,316          2,502
      Services ..............................    5,260          5,220
                                               -------        -------
      Total .................................  $21,583        $18,696
                                               =======        =======

The following summarizes revenues by geographic locations:

Revenues

      United States .........................  $28,573        $26,198
      Canada and South America ..............    1,406            260
      Europe ................................    1,795          2,164
      Asian Pacific and rest of world........    1,969          1,534
                                               -------        -------
      Total .................................  $33,743        $30,156
                                               =======        =======


For the three-month periods ended April 30, 2002 and April 30, 2001, a limited number of our customers each accounted for more than 10% of SeaChange's total revenues. Single customers accounted for 27% and 13% of total revenues in the three months ended April 30, 2002, and two different single customers accounted for 21% and 20% of total revenues in the three months ended April 30, 2001. Revenue from these customers was primarily in the broadband segment. SeaChange believes that revenues from current and future large customers will continue to represent a significant proportion of total revenues.

                          SEACHANGE INTERNATIONAL, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                      (in thousands, except per share data)

7.   Goodwill and Intangible Assets

In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets," which was effective for SeaChange on February 1, 2002.
SFAS 142 requires, among other things, the discontinuance of goodwill amortization and includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, and reclassification of certain intangibles out of previously reported goodwill. In accordance with this statement, SeaChange reassessed the classification of its goodwill and intangible assets which resulted in $253,000 being identified as goodwill and the remaining gross carrying value of $5.4 million with an accumulated amortization balance of $1.7 million being identified as patent related intangibles. For the quarter ended April 30, 2002, SeaChange amortized $366,000 of the patent intangible as an expense to general and administrative expenses and estimates amortization expense to be $1.5 million for the fiscal years ended January 31, 2003 and 2004, $1.2 million for the fiscal year ended January 31, 2005 and $- for the fiscal years ended January 31, 2006 and 2007.

8.   Legal Proceedings

On June 13, 2000, SeaChange filed in the United States District Court for the District of Delaware a lawsuit against one of SeaChange's competitors, nCube Corp., whereby SeaChange alleged that nCube's MediaCube-4 product infringed a patent held by SeaChange (Patent No. 5,862,312) relating to SeaChange's MediaCluster technology. In instituting the claim, SeaChange sought both a permanent injunction and damages in an unspecified amount. nCube made a counterclaim against SeaChange that the patent held by SeaChange was invalid and that nCube's MediaCube-4 product did not infringe SeaChange's patent. On September 6, 2000, nCube conceded that, based on a claim construction ruling issued by the District Court on August 2000, nCube's MediaCube-4 product infringed SeaChange's patent. On September 25, 2000, a jury upheld the validity of SeaChange's patent. On March 28, 2002, the Court denied nCube's motion for a new trial. Damages and injunctive relief will be determined in future proceedings.

On January 8, 2001, nCube Corp. filed a complaint against SeaChange in the United States District Court for the District of Delaware alleging that SeaChange's use of SeaChange's MediaCluster, MediaExpress and Media Server technology each infringe a patent held by nCube (Patent No. 5,805,804). In instituting the claim, nCube sought both an injunction and monetary damages in an unspecified amount. On May 29, 2002, the jury rendered a verdict that SeaChange infringed the nCube `804 patent. Based on a reasonable royalty rate of 7%, the jury determined that damages through January 31, 2002 amounted to $2,035,829 and that SeaChange owes a 7% royalty on subsequent sales of the accused video-on-demand products. The jury also found that SeaChange's infringement was willful and the judge will determine whether to enhance the damages in a later proceeding. In accordance with SFAS No. 5, "Accounting for Contingencies", SeaChange recorded certain one-time charges to reflect this unfavorable jury verdict against SeaChange. The charges recorded totaled
$14.4 million and included provisions for estimated damages and treble damages relating to the shipments of the accused video-on-demand ("VOD") systems through April 30, 2002, legal expenses including $1.5 million of SeaChange legal costs that had been included in other assets as of January 31, 2002, and accrued interest on total damages, as follows:

 Estimated damages on the accused VOD shipments through 4/30/02..... $ 2,787,000
 Estimated treble damages on the accused VOD shipments
    through 4/30/02.................................................   5,574,000
 Estimated legal fees (including estimated nCube legal fees)........   5,621,000
 Accrued interest on estimated damages and treble damages
    through 4/30/02.................................................     418,000
                                                                     -----------
                                                                     $14,400,000
                                                                     ===========

                          SEACHANGE INTERNATIONAL, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                      (in thousands, except per share data)

These estimates reflect SeaChanges's best estimate of its exposure based on information currently available. However, SeaChange believes that any liability ultimately incurred after pursuing all legal options will not likely exceed the provisions recorded in the quarter, including damages, legal fees and interest. Other than the payment of SeaChange's legal fees, any payment of the other amounts recorded as one-time charges will only occur in the event that the jury verdict is upheld and treble damages are awarded. In addition to the provisions recorded in the quarter, SeaChange will incur on-going legal fees associated with this dispute and will accrue interest on the potential damages award until the matter is resolved. SeaChange intends to contest both the jury's verdict and the U.S. District Court's underlying patent claim construction both in post-trial motions and, if necessary, by way of an appeal to the United States Court of Appeals for the Federal circuit. SeaChange has filed counter claims in connection with the above nCube `804 patent litigation. Even in the event that the Court issues an injunction against SeaChange prohibiting SeaChange from selling the accused video-on-demand products, SeaChange believes that such injunction would have a minimal impact on its ability to ship products and meet customer demands in the second quarter and thereafter because SeaChange is implementing a revised version of the software in the second quarter which SeaChange believes will not infringe.

On March 26, 2002, nCube Corp. filed a complaint against SeaChange in the United States District Court for the District of Delaware seeking a declaratory judgment that its redesigned MediaCube-4 product does not infringe U.S. Patent No. 5,862,312 held by SeaChange. The complaint also alleges that nCube has been damaged by a certain statement made by SeaChange's Chief Executive Officer during a public conference call to discuss SeaChange's earnings on March 5, 2002. nCube is seeking a public retraction of the statement and is seeking damages in an unspecified amount. On April 15, 2002, SeaChange moved to dismiss all claims on the grounds that the patent-related issues are currently pending before the Court in the lawsuit previously filed by SeaChange, and the Court lacks jurisdiction over the remaining claims. That motion is still pending. In addition, nCube has asserted that SeaChange infringes several other patents and that it may take legal action in the future. SeaChange believes that it does not infringe these other patents. SeaChange cannot be certain of the outcome of the foregoing current or potential litigation, but plans to vigorously oppose allegations against SeaChange and assert SeaChange's claims against nCube. In addition, as certain of these claims are subject to additional discovery and certain claims for damages are as yet unspecified, SeaChange is unable to determine the impact to SeaChange's business, financial condition and results of operations or cash flows.

On June 14, 1999, SeaChange filed a defamation complaint against Jeffrey Putterman, Lathrop Investment Management, Inc. and Concurrent Computer Corporation in the Circuit Court of Pulaski County, Arkansas alleging that the defendants conspired to injure SeaChange's business and reputation in the marketplace. The complaint further alleges that Mr. Putterman and Lathrop Investment Management, Inc. defamed SeaChange through false postings on an Internet message board. The complaint seeks unspecified amounts of compensatory and punitive damages. On June 14, 2000, Concurrent filed a counterclaim under seal against SeaChange seeking unspecified damages. On July 28, 2000, Concurrent filed a motion for summary judgment on the claim of civil conspiracy and on January 4, 2001, the trial court entered an order granting summary judgment for Concurrent on that claim. SeaChange immediately requested reconsideration of this order or, in the alternative, recertification for immediate appeal. On June 12, 2001, the trial court denied the motion for reconsideration but made findings which permitted an immediate appeal and on July 11, 2001 SeaChange filed an appeal. All appellate briefs have been submitted and the parties have requested oral arguments. No date has been set for the arguments. The claims against other defendants and counterclaims are currently pending and no trial date has been set. SeaChange cannot be certain of the outcome of the foregoing litigation, but plans to vigorously oppose allegations against SeaChange and assert SeaChange's claims against other parties. In addition, as these claims are subject to additional discovery and certain claims for damages are as yet unspecified, SeaChange is unable to estimate the impact to SeaChange's business, financial condition and results of operations or cash flows.

                          SEACHANGE INTERNATIONAL, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                      (in thousands, except per share data)

9.   Comcast Equity Investment and Video-on-Demand Purchase Agreements

On December 1, 2000, SeaChange and Comcast Cable Communications, Inc. entered into a video-on-demand purchase agreement for SeaChange's video-on-demand servers and related services. Under the terms of the video-on-demand purchase agreement, Comcast has committed to purchase SeaChange's equipment capable of serving a minimum of one million cable subscribers by approximately December 2002. In addition, Comcast may earn up to an additional 450,000 incentive common stock purchase warrants through December 2003 based on the number of cable subscribers in excess of one million who are served by SeaChange's equipment which has been purchased by Comcast. In connection with the execution of this commercial agreement, SeaChange entered into a common stock and warrant purchase agreement, dated as of December 1, 2000, with Comcast SC Investment, Inc., whereby Comcast SC agreed to purchase, subject to certain closing conditions including registration of the shares purchased thereby, 466,255 shares of SeaChange's common stock for approximately $10 million and Comcast SC would receive a warrant to purchase 100,000 shares, exercisable at $21.445 per share, of SeaChange's common stock. This stock and warrant purchase agreement was terminated by SeaChange and Comcast SC on February 28, 2001. The terms and conditions of the video-on-demand purchase agreement have not been modified.

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

SeaChange determined the intrinsic value of $586,000 related to the 756,144 shares of common stock purchased on February 28, 2001 and measured the fair value of $1.1 million related to the 100,000 common stock purchase warrants as of the closing date and recorded these amounts as contra-equity. On April 30, 2001, SeaChange recorded an additional contra-equity amount of $325,000 for the fair value of the additional 25,000 common stock purchase warrants of SeaChange common stock as the registration statement had not been declared effective on or before March 31, 2001. On June 13, 2001, the effective date of the registration statement, SeaChange issued an additional 14,667 common stock purchase warrants in accordance with the agreement, and recorded an additional contra-equity amount of $335,000, representing the incremental fair value of the total warrants issued. Based on the closing market price on the date of effectiveness of the registration statement and the five trading days preceding the date of effectiveness of the registration statement, no additional common shares were issued to Comcast SC pursuant to the terms of the purchase agreement and Comcast is not entitled to the issuance in the future of additional shares pursuant to the terms of the purchase agreement. Also, based on the then prevailing market prices of SeaChange's common stock, the exercise price of the warrant was not reduced and is not subject to reduction in the future, other than equitable adjustment in connection with a stock split or other comparable event and future dilutive issuances.

                          SEACHANGE INTERNATIONAL, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                      (in thousands, except per share data)

The contra-equity amount is being amortized as an offset to gross revenue in proportion to the revenue recognized from the sale of equipment with respect to the first one million subscribers Comcast has committed to under the video-on-demand purchase agreement. SeaChange had originally estimated that the equipment value with respect to the first one million subscribers to be $30 million. In April 2002, SeaChange revised this estimate to $25 million based on price decreases within the video-on-demand equipment market. This estimate is continuously monitored and is subject to change. To the extent that this estimate changes in the future, the amount of the remaining contra-equity amount will be adjusted prospectively. For the three months ended April 30, 2002, SeaChange amortized $239,000 of the deferred equity discount. The fair value of the additional incentive common stock purchase warrants will also be recorded as an offset to gross revenue as the warrants are earned by Comcast.

In May 2002, SeaChange issued Comcast 15,235 common stock purchase warrants based on the number of cable subscribers in excess of the initial committed one million that will be served by SeaChange equipment. The exercise price of the common stock warrants of $11.94 was based on the average closing market price of SeaChange's common stock for the fifteen trading days prior to the agreed upon determination date of April 26, 2002.

10.  New Accounting Pronouncements

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

In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144 ("SFAS 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS 144 requires one method of accounting for long-lived assets disposed of by sale. SFAS 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001. The adoption of SFAS 144 by SeaChange during the quarter ended April 30, 2002 did not have a material impact on its current financial position and results of operations.

In November 2001, the Emerging Issues Task Force (EITF) reached a consensus on EITF Issue 01-9, "Accounting for Consideration Given by a Vendor to a Customer or Reseller of the Vendor's Products" ("EITF 01-9"). EITF 01-9 presumes that consideration, including equity instruments, from a vendor to a customer or reseller of the vendor's products is a reduction of the selling prices of the vendor's products and, therefore, should be characterized as a reduction of revenue when recognized in the vendor's income statement and could lead to negative revenue under certain circumstances. Revenue reduction is required unless consideration relates to a separate identifiable benefit and the benefit's fair value can be established. EITF 01-9 is effective for financial statements issued for fiscal years beginning after December 15, 2001. The adoption of EITF 01-9 by SeaChange during the quarter ended April 30, 2002 did not have a material impact on its current financial position and results of operations.

11.  Income Taxes

SeaChange has deferred tax assets that have arisen primarily as a result of operating losses incurred and other temporary differences between book and tax accounting. Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," requires the establishment of a valuation allowance when, based on an evaluation of objective evidence, there is a likelihood that some portion or all of the deferred tax assets will not be realized. SeaChange continually reviews the adequacy of the valuation allowance for deferred tax assets. As a result of recognizing a $14.5 million operating loss during the quarter ended April 30, 2002, the Company has determined that it is more likely than not that its deferred tax assets will not be realized and accordingly has recorded income tax expense for the valuation allowance of $7.4 million against the net deferred tax assets. If the Company generates future taxable income against which these tax attributes may be applied, some portion or all of the valuation allowance would be reversed and a corresponding increase in net income would be reported in future periods.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

        Factors That May Affect Future Results

Any statements contained in this Form 10-Q that do not describe historical facts, including without limitation statements concerning expected revenues, earnings, product introductions and general market conditions, may constitute forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. Any such forward-looking statements contained herein are based on current expectations, but are subject to a number of risks and uncertainties that may cause actual results to differ materially from expectations. The factors that could cause actual future results to differ materially from current expectations include the following: the development of the video-on-demand market; our significant concentration of customers; fluctuations in demand for our products and services; our ability to manage its growth; the sensitivity of the video-on-demand market to continued content licensing from content providers; our ability to develop, market and introduce new and enhanced products and services on a timely basis; our dependence on certain sole source suppliers and third-party manufacturers; the rapid technology change which characterizes our markets; our ability to protect its intellectual property and expenses incurred with defending these rights; an unfavorable result of current or future litigation, including our current litigation with nCube; the risks associated with international sales as we expand our markets; our ability to integrate the operations of acquired subsidiaries; changes in the current regulatory environment in which we operate; our ability to hire and retain skilled employees; and increasing political and social turmoil. Further information on factors that could cause actual results to differ from those anticipated is detailed in various filings made by us from time to time with the Securities and Exchange Commission, including but not limited to, those appearing under the caption "Certain Risk Factors" in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 30, 2002. Any forward-looking statements should be considered in light of those factors.

        Overview

We are a leading developer, manufacturer, and marketer of systems, known as video-storage servers, that automate the management and distribution of both long-form video streams, such as movies or other feature presentations, and short-form video streams, such as advertisements.

We have three reportable segments: broadband systems, broadcast systems and services. The broadband systems segment includes products, such as digital advertising and video-on-demand products, that digitally manage, store and distribute digital video for cable system operators and telecommunications companies. The broadcast systems segment includes products for the storage, archival and on-air playback of advertising and other video programming for the broadcast television industry. Systems revenues are comprised of sales of our broadband and broadcast systems. The service segment is comprised of revenue related to product development contracts, installation, training, product maintenance and technical support for all of the above systems, and content which is distributed by the broadband product segment.

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

Our results are significantly influenced by a number of factors, including our pricing, the costs of materials used in our products and the expansion of our operations. We price our products and services based upon our costs as well as in consideration of the prices of competitive products and services in the marketplace. The costs of our products primarily consist of the costs of components and subassemblies that have generally declined over time. As a result of the growth of our business, operating expenses have increased in the areas of research and development, selling and marketing, customer service and support and administration. We expect that the events of September 11th and their aftermath coupled with the already soft economy will continue to influence our operating results into fiscal 2003. This impact is likely to be most significant in the capital spending budgets of some of our cable and broadcast customers who we believe depend on advertising revenues to fund their equipment purchases.

Summary of Critical Accounting Policies; Significant Judgments and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our Condensed Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make significant estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. These items are regularly monitored and analyzed by management for changes in facts and circumstances, and material changes in these estimates could occur in the future. Changes in estimates are recorded in the period in which they become known. We base our estimates on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from our estimates if past experience or other assumptions do not turn out to be substantially accurate.

A summary of those accounting policies that we believe are most critical to fully understand and evaluate our financial results is set forth in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 30, 2002. In addition, as a result of changes in facts and circumstances relating to certain litigation and income tax matters and the adoption of SFAS 142, "Goodwill and Other Intangible Assets," we have updated those accounting policies that we believe are most critical to fully understand and evaluate our financial results, and these policies should be read in conjunction with our Consolidated Financial Statements and the related Notes included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 30, 2002.

Accounting for Contingencies. During the quarter ended April 30, 2002, we recorded a $14.4 million charge to operations in connection with the unfavorable jury verdict received against SeaChange in connection with the patent infringement claim filed by nCube Corp. on January 8, 2001. In accordance with Statement of Financial Accounting Standards No. 5, "Accounting for Contingencies," and related guidance, we determined that based upon the unfavorable jury verdict stating that SeaChange's infringement was willful, it is probable that certain deferred legal costs previously incurred in connection with defending an existing patent had become impaired and liabilities for damages, treble damages, legal fees, including estimated nCube legal fees, and accrued interest had been incurred as of April 30, 2002. We also were able to develop reasonable estimates of our loss based on information currently available about the jury's verdict concerning willful infringement and related damages and the likelihood of treble damages. Other than the payment of SeaChange's legal fees, any payment of the other amounts recorded as one-time charges will only occur in the event that the jury verdict is upheld and treble damages are awarded. We believe that any liability ultimately incurred after pursuing all legal options will not likely exceed the provision recorded in the quarter ended April 30, 2002. However, the Company expects to incur on-going legal fees and accrue interest on the potential damages award of approximately $650,000 to $750,000 per fiscal quarter until the matter is resolved.

Valuation of Long-Lived Assets. At April 30, 2002, goodwill and intangibles, net consisted of $253,000 of net goodwill which ceased to be amortized beginning February 1, 2002 upon adoption of Statement of Financial Accounting Standards Board No. 142, "Goodwill and Other Intangible Assets," and net capitalized patent defense costs of $3.7 million which are still being amortized to general and administrative expenses over their four year estimated useful life.

In accordance with Statement of Financial Accounting Standards Board No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which was adopted by SeaChange on February 1, 2002, the carrying value of intangible assets and other long-lived assets is reviewed on a regular basis for the existence of facts or circumstances, both internally and externally, that may suggest an asset is not recoverable - that is if the carrying amount exceeds the sum of the undiscounted cash flows expected to result from the assets use and eventual disposition. Factors we consider important that could trigger the impairment review include:

o significant underperformance relative to historical or projected future operating results;
o    significant negative industry or economic trends;
o    significant decrease in the market value of the long-lived asset;
o significant adverse change to the extent or manner in which a long-lived asset is being used or in its physical condition;
o significant adverse change in legal factors or in the business climate that could affect the value of a long-lived asset;
o    significant decline in our stock price for a sustained period;
o    significant decline in our technological value as compared to the market;
     and
o    our market capitalization relative to net book value.

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

Accounting for Income Taxes. We record income taxes using the asset and liability method. Deferred income tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective income tax bases, and operating loss and tax credit carryforwards. Our financial statements contain certain deferred tax assets which have arisen primarily as a result of operating losses, as well as other temporary differences between financial and tax accounting. We are required to establish a valuation allowance if the likelihood of realization of the deferred tax assets is reduced based on an evaluation of objective verifiable evidence. Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our deferred tax assets. We evaluate the weight of all available evidence to determine whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. As a result of recognizing a $14.5 million operating loss during the quarter ended April 30, 2002, we determined that it is more likely than not that our deferred tax assets will not be realized and accordingly has recorded income tax expense for the valuation allowance of $7.4 million against the net deferred tax assets. The amount of the deferred tax asset considered realizable is subject to change based on future events, including generating taxable income in future periods. We will continue to assess the need for the valuation allowance at each balance sheet date based on all available evidence. If we generate future taxable income against which these tax attributes may be applied, some portion or all of the valuation allowance would be reversed and a corresponding increase in net income would be reported in future periods.

        Three Months Ended April 30, 2002 Compared to the Three Months Ended April 30, 2001

        Revenues

Systems. Our systems revenues consist of sales within its broadband segment (primarily digital advertising and video-on-demand systems) and its broadcast segment. Systems revenues increased 14% to $26.5 million in the three months ended April 30, 2002 from $23.3 million in the three months ended April 30, 2001. Revenues from the broadband segment, which accounted for 60% and 63% of total revenues in the three months ended April 30, 2002 and 2001, respectively, increased to $20.3 million in 2002 as compared to $18.9 million in 2001. Video-on-demand system revenues were $16.1 million for the three months ended April 30, 2002 as compared to $11.8 million in the prior year primarily due to increased deployments of residential video-on-demand systems in the United States for U.S. cable operators. Included in the video-on-demand systems revenue was the amortization of $239,000 related to the deferred equity discount associated with the Comcast equity investment. During the quarter ended April 30, 2002, there were overall price decreases within the video-on-demand equipment market due to competitive pressures and the Company believes there may be future price decreases for these products as well. Digital advertising system revenues were $4.2 million for the three months ended April 30, 2002 as compared to $7.1 million in the prior year. The decrease resulted primarily from the decline in the number of expansion systems purchased by U.S. cable operators. Broadcast system segment revenues were $6.2 million in the three months ended April 30, 2002 as compared to $4.4 million in the three months ended April 30, 2001. The increase in broadcast system revenues was a result of increased market penetration in the U.S. and Asia Pacific. We expect future revenue growth, if any, to come principally from our video-on-demand and broadcast system products as cable and telecommunications companies continue to offer new video-on-demand applications for their customers and the market for digital video servers within the broadcast industry continues to expand. As revenues from broadcast and video-on-demand products increase, the digital advertising products will become a smaller portion of total system revenues. However, SeaChange believes that there will be a continued demand for expansions to existing digital advertising insertion systems within the U.S. and growth potential for new interactive advertising systems in the future.

Services. Our services revenues consist of fees for installation, training, product maintenance, technical support services and movie content fees. Our services revenues increased 5% to $7.2 million in the three months ended
April 30, 2002 from $6.9 million in the three months ended April 30, 2001. This increase in services revenues primarily resulted from the renewals of technical support and maintenance services, the impact of a growing installed base of systems and a higher level of product development services.

For the three-month periods ended April 30, 2002 and April 30, 2001, a limited number of our customers each accounted for more than 10% of our total revenues. Single customers accounted for 27% and 13% of total revenues in three months ended April 30, 2002 and two different single customers accounted for 21% and 20% of total revenues in the three months ended April 30, 2001. Revenue from these customers was primarily in the broadband segment. We believe that revenues from current and future large customers will continue to represent a significant proportion of total revenues.

International sales accounted for approximately 15% and 13% of total revenues in the three-month periods ended April 30, 2002 and April 30, 2001, respectively. We expect that international sales will remain a significant portion of our business in the future. As of April 30, 2002, substantially all sales of our products were made in United States dollars. Therefore, we have not experienced, nor do we expect to experience in the near term, any material impact from fluctuations in foreign currency exchange rates on our results of operations or liquidity. If this practice changes in the future, we will reevaluate our foreign currency exchange rate risk.

        Gross Profit

Systems. Costs of systems revenues consist primarily of the cost of purchased components and subassemblies, labor and overhead relating to the final assembly and testing of complete systems and related expenses. Costs of systems revenues increased 21% to $16.3 million in the three months ended April 30, 2002 as compared to $13.5 million in the three months ended April 30, 2001. In the three months ended April 30, 2002, the increase in costs of systems revenues reflects higher systems revenue and higher material costs within the video-on-demand products. We expect cost of systems revenues for the video-on-demand products within the broadband segment to be higher as a percentage of revenues as the products are first deployed and to decrease as a percentage of revenues as the revenue level increases and we improve our manufacturing and material purchasing efficiencies.

Systems gross profit as a percentage of systems revenues was 38% and 42% in the three months ended April 30, 2002 and April 30, 2001, respectively. The decrease in systems gross profit in the three month ended April 30, 2002 was primarily due to the shift within broadband products sales from higher gross profit advertising systems to lower gross profit video-on-demand systems resulting from competitive price decreases on our products. Gross profit for the broadband segment decreased to 36% for the three months ended April 30, 2002 as compared to 42% for the three months ended April 30, 2001 while gross profit for the broadcast segment increased to 47% for the three months ended April 30, 2002 compared to 43% for the three months ended April 30, 2001.

Services. Costs of services revenues consist primarily of labor, materials and overhead relating to the installation, training, product maintenance and technical support services provided by us and costs associated with providing movie content. Costs of services revenues increased slightly to $5.3 million in the three months ended April 30, 2002 from $5.2 million in the three months ended April 30, 2001. Services gross profit as a percentage of services revenue was 27% in the three months ended April 30, 2002 and 24% in the three months ended April 30, 2001. We expect that we will continue to experience fluctuations in gross profit as a percentage of services revenue as a result of the timing of revenues from technical support and other services to support the growing installed base of systems and the timing of costs associated with our ongoing investment required to build a service organization to support the installed base of systems and new products.

Research and Development. Research and development expenses consist primarily of compensation of development personnel, depreciation of equipment and an allocation of related facilities expenses. Research and development expenses increased 11% to $6.2 million in the three months ended April 30, 2002 as compared to $5.6 million in the three months ended April 30, 2001. The increase in the three months ended April 30, 2002 was primarily attributable to the hiring and contracting of additional development personnel which reflects our continuing investment in new products. We expect that research and development expenses will continue to increase in dollar amount in comparison to similar periods in prior years as we continue to development and support our new and existing products.

Selling and Marketing. Selling and marketing expenses consist primarily of compensation expenses, including sales commissions, travel expenses and certain promotional expenses. Selling and marketing expenses increased 8% to $3.9 million in the three months ended April 30, 2002 from $3.6 million in the three months ended April 30, 2001. The increase was primarily due to the hiring of additional sales personnel for our video-on-demand and broadcast products, higher commissions on increased revenues and higher tradeshow and other promotional related costs.

General and Administrative. General and administrative expenses consist primarily of litigation related expenses and provisions resulting from the nCube jury verdict, compensation of executive, finance, human resource and administrative personnel, legal and accounting services and an allocation of related facilities expenses. General and administrative expenses increased to $16.9 million in the three-month period ended April 30, 2002, as compared to $1.8 million in the three-month period ended April 30, 2001. This increase is primarily due to the recording of one-time charges associated with an unfavorable jury verdict in connection with the litigation with nCube and the increase in accounts receivable reserves, principally due to a $500,000 provision recorded to offset exposures on outstanding amounts owed by Adelphia Communications Corp. based upon recent public information regarding Adelphia's financial condition. The charges recorded for the nCube jury verdict totaled $14.4 million and included provisions for estimated damages and treble damages relating to the shipments of the accused video-on-demand ("VOD") systems through April 30, 2002, legal expenses, including estimated nCube legal fees and $1.5 million of SeaChange legal costs that had been included in other assets as of January 31, 2002, and accrued interest on total damages, as follows:

 Estimated damages on the accused VOD shipments through 4/30/02 ..... $2,787,000
 Estimated treble damages on the accused VOD shipments
    through 4/30/02 .................................................  5,574,000
 Estimated legal fees................................................  5,621,000
 Accrued interest on estimated damages
    and treble damages through 4/30/02 ..............................    418,000
                                                                     -----------
                                                                     $14,400,000
                                                                     ===========

These estimates reflect our best estimate of our exposure based on information currently available. However, we believe that any liability ultimately incurred after pursuing all legal options will not likely exceed the provisions recorded in the quarter, including damages, legal fees and interest. Other than the payment of our legal fees, any payment of the other amounts recorded as one-time charges will only occur in the event that the jury verdict is upheld and the treble damages are awarded. However, we expect to incur on-going legal fees and accrued interest on awarded damages of approximately $650,000 to $750,000 per fiscal quarter until the matter is resolved. We intend to vigorously contest both the jury's verdict and the U.S. District Court's underlying patent claim construction both in post-trial motions and, if necessary, by way of an appeal to the United States Court of Appeals for the Federal circuit. We have filed counter claims in connection with the above nCube `804 patent litigation.

Interest income (expense), net. Interest expense, net was $164,000 for the three months ended April 30, 2001 and interest income, net was $367,000 for the three months ended April 30, 2002. The increase in interest income, net in the three months ended April 30, 2002 primarily resulted from interest on invested cash balances resulting from our public stock offering which closed on January 31, 2002.

Income Tax Expense. Primarily as a result of the $14.4 million charge to operations related to the unfavorable jury's verdict in the nCube litigation, we have determined that it is more likely than not that our deferred tax assets as of April 30, 2002 will not be realized. Accordingly, we recorded income tax expense of $7.4 million for a valuation allowance against all net deferred tax assets. We will continue to assess the need for the valuation allowance at each balance sheet date based on all available evidence, including generating sufficient taxable income in future periods. Our effective tax rate of 32% for the quarter ended April 30, 2001 was favorably impacted by the utilization of research and development tax credits.

        Liquidity and Capital Resources

We have financed our operations and capital expenditures primarily with the proceeds of our common stock, borrowings and cash flows generated from operations. Cash and cash equivalents decreased $10.9 million from $103.9 million at January 31, 2002 to $93.0 million at April 30, 2002. Working capital decreased from approximately $134.9 million at January 31, 2002 to approximately $111.9 million at April 30, 2002.

Net cash used in operating activities was approximately $4.5 million for the three months ended April 30, 2002. Net cash provided by operating activities was $1.7 million for the three months ended April 30, 2001. The net cash used in operating activities for the three months ended April 30, 2002 was the result of the net loss adjusted for non-cash expenses including depreciation and amortization of $2.3 million and the changes in certain operating assets and liabilities. The significant net changes in assets and liabilities that provided cash from operations included the increase in accrued expenses of $12.2 million related primarily to the provisions recorded in connection with the nCube jury verdict, and an increase in deferred revenues of approximately $1.2 million. These items that generated cash from operations were offset by an increase in accounts receivable of $3.9 million, an increase in prepaids and other assets of $465,000, an increase in inventories of approximately $2.2 million and a decrease in accounts payable of $400,000. We expect that the broadcast segment and the video-on-demand products within the broadband segment will continue to require a significant amount of cash to fund future product development, to manufacture and deploy customer test and demonstration equipment and to meet higher revenue levels in both product segments.

Net cash used in investing activities was approximately $1.0 million and $3.1 million for the three months ended April 30, 2002, and April 30, 2001, respectively. Investment activity consisted primarily of capital expenditures related to capital equipment required to support the expansion and growth of the business. We had no material capital expenditure commitments as of April 30, 2002.

Net cash used in financing activities was approximately $5.3 million and net cash provided by financing activities was approximately $6.9 million for the three months ended April 30, 2002, and April 30, 2001, respectively. In the three months ended April 30, 2002, the cash used in financing activities included approximately, $5.4 million in principal repayments of outstanding loans under the equipment line of credit and capital lease obligations.

In October 2001, we entered into a $10.0 million revolving line of credit with a bank that expires in October 2003. Loans made under this revolving line of credit will bear interest at a rate per annum equal to the bank's prime rate, 4.75% at April 30, 2002. As of April 30, 2002, we had no borrowings under this revolving line of credit. Borrowings under this line of credit are collateralized by substantially all of our assets. The loan agreement requires that we provide the bank with certain periodic financial reports and comply with certain financial ratios including a minimum level of earnings before interest, taxes and depreciation and amortization on a trailing twelve month basis. As of April 30, 2002, the Company was in compliance with the financial covenants. The verdict in the nCube litigation as described in Note 8 to the condensed consolidated financial statements would have caused us to be out of compliance with such covenants, however, in June 2002 the Bank amended the loan agreement so that the verdict does not cause us to be out of compliance. The line of credit replaces our prior revolving line of credit and equipment line with a different bank. In conjunction with entering into the new bank line, we repaid to our prior lender all outstanding borrowings under the equipment line of credit in an amount of $3.4 million. In March 2002, we repaid the outstanding balance under the current line of credit of $5.4 million plus accrued interest to the bank.

In October 2000, we entered into an agreement with a bank to finance
$1.2 million of the construction costs related to the purchase and renovation of a manufacturing mill in New Hampshire that we previously purchased in February 2000. During the construction period, interest accrued and was paid at a per annum rate of 8.875%. Upon occupancy of the building in November 2000, the loan converted into two promissory notes whereby we will pay principal and interest based upon a fixed interest rate per annum over a five and ten year period, respectively, of 8.875% at April 30, 2002. Borrowings under the loan are secured by the land and buildings of the renovated mill. The loan agreement requires that we provide the bank with certain periodic financial reports and comply with certain annual financial ratios. As of April 30, 2002, borrowings outstanding under the loan were $1.0 million.

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

We believe that existing funds together with available borrowings under the revolving line of credit and the proceeds from our public stock offering are adequate to satisfy our working capital and capital expenditure requirements for the foreseeable future.

We had no material capital expenditure commitments as of April 30, 2002.

        Effects of Inflation

Management believes that financial results have not been significantly impacted by inflation and price changes.

        Recent Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets," which was effective for SeaChange on February 1, 2002. SFAS 142 requires, among other things, the discontinuance of goodwill amortization and includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, and reclassification of certain intangibles out of previously reported goodwill. The adoption of SFAS 142 by SeaChange during the quarter ended April 30, 2002 did not have a material impact on its current financial position and results of operations.

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

In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144 ("SFAS 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS 144 requires one method of accounting for long-lived assets disposed of by sale. SFAS 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001. The adoption of SFAS 144 by SeaChange during the quarter ended April 30, 2002 did not have a material impact on its current financial position and results of operations.

In November 2001, the Emerging Issues Task Force (EITF) reached a consensus on EITF Issue 01-9, "Accounting for Consideration Given by a Vendor to a Customer or Reseller of the Vendor's Products" ("EITF 01-9"). EITF 01-9 presumes that consideration, including equity instruments, from a vendor to a customer or reseller of the vendor's products is a reduction of the selling prices of the vendor's products and, therefore, should be characterized as a reduction of revenue when recognized in the vendor's income statement and could lead to negative revenue under certain circumstances. Revenue reduction is required unless consideration relates to a separate identifiable benefit and the benefit's fair value can be established. EITF 01-9 is effective for financial statements issued for fiscal years beginning after December 15, 2001. The adoption of EITF 01-9 by SeaChange during the quarter ended April 30, 2002 did not have a material impact on its current financial position and results of operations.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

SeaChange faces exposure to financial market risks, including adverse movements in foreign currency exchange rates and changes in interest rates. These exposures may change over time as business practices evolve and could have a material adverse impact on Our financial results. Our primary exposure has been related to local currency revenue and operating expenses in Europe and Asia. Historically, SeaChange has not hedged specific currency exposures as gains and losses on foreign currency transactions have not been material to date. At April 30, 2002, SeaChange had approximately $1,000,000 outstanding related to variable rate U.S. dollar denominated debt. The carrying value of these short-term borrowings approximates fair value due to the short maturities of these instruments. Assuming a hypothetical 10% adverse change in the interest rate, interest expense on these short-term borrowings would increase by approximately $6,000. The carrying amounts reflected in the consolidated balance sheet of cash and cash equivalents, trade receivables, and trade payables approximates fair value at April 30, 2002 due to the short maturities of these instruments. SeaChange maintains investment portfolio holdings of various issuers, types, and maturities. Our cash and marketable securities include cash equivalents, which SeaChange considers investments to be purchased with original maturities of three months or less given the short maturities and investment grade quality of the portfolio holdings at April 30, 2002, a sharp rise in interest rates should not have a material adverse impact on the fair value of Our investment portfolio. As a result, SeaChange does not currently hedge these interest rate exposures.

                           PART II. OTHER INFORMATION

ITEM 1.  Legal Proceedings

On June 13, 2000, SeaChange filed in the United States District Court for the District of Delaware a lawsuit against one of SeaChange's competitors, nCube Corp., whereby SeaChange alleged that nCube's MediaCube-4 product infringed a patent held by SeaChange (Patent No. 5,862,312) relating to SeaChange's MediaCluster technology. In instituting the claim, SeaChange sought both a permanent injunction and damages in an unspecified amount. nCube made a counterclaim against SeaChange that the patent held by SeaChange was invalid and that nCube's MediaCube-4 product did not infringe SeaChange's patent. On September 6, 2000, nCube conceded that, based on a claim construction ruling issued by the District Court on August 2000, nCube's MediaCube-4 product infringed SeaChange's patent. On September 25, 2000, a jury upheld the validity of SeaChange's patent. On March 28, 2002, the Court denied nCube's motion for a new trial. Damages and injunctive relief will be determined in future proceedings.

On January 8, 2001, nCube Corp. filed a complaint against SeaChange in the United States District Court for the District of Delaware alleging that SeaChange's use of SeaChange's MediaCluster, MediaExpress and Media Server technology each infringe a patent held by nCube (Patent No. 5,805,804). In instituting the claim, nCube sought both an injunction and monetary damages in an unspecified amount. On May 29, 2002, the jury rendered a verdict that SeaChange infringed the nCube `804 patent. Based on a reasonable royalty rate of 7%, the jury determined that damages through January 31, 2002 amounted to $2,035,829 and that SeaChange owes a 7% royalty on subsequent sales of the accused video-on-demand products. The jury also found that SeaChange's infringement was willful and the judge will determine whether to enhance the damages in a later proceeding. In accordance with SFAS No. 5, "Accounting for Contingencies", SeaChange recorded certain one-time charges to reflect this unfavorable jury verdict against SeaChange. The charges recorded totaled $14.4 million and included provisions for estimated damages and treble damages relating to the shipments of the accused video-on-demand ("VOD") systems through April 30, 2002, legal expenses, and accrued interest on total damages, as follows:

 Estimated damages on the accused VOD shipments through 4/30/02..... $ 2,787,000
 Estimated treble damages on the accused VOD shipments through
    4/30/02.........................................................   5,574,000
 Estimated legal fees (including estimated nCube legal fees)........   5,621,000
 Accrued interest on estimated damages
    and treble damages through 4/30/02..............................     418,000
                                                                     -----------
                                                                     $14,400,000
                                                                     ===========

These estimates reflect SeaChange's best estimate of its exposure based on information currently available. However, SeaChange believes that any liability ultimately incurred after pursuing all legal options will not likely exceed the provisions recorded in the quarter, including damages, legal fees and interest. Other than the payment of SeaChange's legal fees, any payment of the other amounts recorded as one-time charges will only occur in the event that the jury verdict is upheld and treble damages are awarded. In addition to the provisions recorded in the quarter, SeaChange will incur on-going legal fees associated with this dispute and will accrue interest on the potential damages award until the matter is resolved. SeaChange intends to contest both the jury's verdict and the U.S. District Court's underlying patent claim construction both in post-trial motions and, if necessary, by way of an appeal to the United States Court of Appeals for the Federal circuit. SeaChange has filed counter claims in connection with the above nCube `804 patent litigation. Even in the event that the Court issues an injunction against SeaChange prohibiting SeaChange from selling the accused video-on-demand products, SeaChange believes that such injunction would have a minimal impact on its ability to ship products and meet customer demands in the second quarter and thereafter because SeaChange is implementing a revised version of the software in the second quarter which SeaChange believes will not infringe.

On March 26, 2002, nCube Corp. filed a complaint against SeaChange in the United States District Court for the District of Delaware seeking a declaratory judgment that its redesigned MediaCube-4 product does not infringe U.S. Patent No. 5,862,312 held by SeaChange. The complaint also alleges that nCube has been damaged by a certain statement made by SeaChange's Chief Executive Officer during a public conference call to discuss SeaChange's earnings on March 5, 2002. nCube is seeking a public retraction of the statement and is seeking damages in an unspecified amount. On April 15, 2002, SeaChange moved to dismiss all claims on the grounds that the patent-related issues are currently pending before the Court in the lawsuit previously filed by SeaChange, and the Court lacks jurisdiction over the remaining claims. That motion is still pending. In addition, nCube has asserted that SeaChange infringes several other patents and that it may take legal action in the future. SeaChange believes it does not infringe these other patents. SeaChange cannot be certain of the outcome of the foregoing current or potential litigation, but plans to vigorously oppose allegations against SeaChange and assert SeaChange's claims against nCube. In addition, as certain of these claims are subject to additional discovery and certain claims for damages are as yet unspecified, SeaChange is unable to determine the impact to SeaChange's business, financial condition and results of operations or cash flows.

On June 14, 1999, SeaChange filed a defamation complaint against Jeffrey Putterman, Lathrop Investment Management, Inc. and Concurrent Computer Corporation in the Circuit Court of Pulaski County, Arkansas alleging that the defendants conspired to injure SeaChange's business and reputation in the marketplace. The complaint further alleges that Mr. Putterman and Lathrop Investment Management, Inc. defamed us through false postings on an Internet message board. The complaint seeks unspecified amounts of compensatory and punitive damages. On June 14, 2000, Concurrent filed a counterclaim under seal against us seeking unspecified damages. On July 28, 2000, Concurrent filed a motion for summary judgment on the claim of civil conspiracy and on January 4, 2001, the trial court entered an order granting summary judgment for Concurrent on that claim. SeaChange immediately requested reconsideration of this order or, in the alternative, recertification for immediate appeal. On June 12, 2001, the trial court denied the motion for reconsideration but made findings which permitted an immediate appeal and on July 11, 2001 SeaChange filed an appeal. All appellate briefs have been submitted and the parties have requested oral arguments. No date has been set for the arguments. The claims against other defendants and counterclaims are currently pending and no trial date has been set. SeaChange cannot be certain of the outcome of the foregoing litigation, but plans to vigorously oppose allegations against SeaChange and assert SeaChange's claims against other parties. In addition, as these claims are subject to additional discovery and certain claims for damages are as yet unspecified, SeaChange is unable to estimate the impact to SeaChange's business, financial condition and results of operations or cash flows.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, SeaChange International, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  June 14, 2002
                          SEACHANGE INTERNATIONAL, INC.

                           by: /s/ William L. Fiedler

                               William L. Fiedler
                   Vice President, Finance and Administration,
                Chief Financial Officer, Treasurer and Secretary
                  (Principal Financial and Accounting Officer;
                               Authorized Officer)