Form 10-Q
period 2002-07-31
SEACHANGE INTERNATIONAL INC
filed 2002-09-13
CIK 1019671

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

                                   (Mark One)

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    -- OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended July 31, 2002

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

YES [X]   NO [_]

The number of shares outstanding of the registrant's Common Stock on September 12, 2002 was 26,644,079.

                          SEACHANGE INTERNATIONAL, INC.

                                Table of Contents

                                                                               Page
                                                                               ----
PART I.   FINANCIAL INFORMATION

          Item 1.  Condensed Consolidated Financial Statements..............

          Condensed Consolidated Balance Sheet
            at July 31, 2002 (unaudited) and January 31, 2002...............      3

          Condensed Consolidated Statement of Operations
            Three and six months ended July 31, 2002 and
            July 31, 2001 (unaudited).......................................      4

          Condensed Consolidated Statement of Cash Flows
            Six months ended July 31, 2002 and
            July 31, 2001 (unaudited).......................................      5

          Notes to Condensed Consolidated Financial Statements..............   6-12

          Item 2.  Management's Discussion and Analysis
                   of Financial Condition and Results of Operations.........  13-21

          Item 3.  Quantitative and Qualitative Disclosures About
                   Market Risk..............................................     21

PART II.  OTHER INFORMATION

          Item 1.  Legal Proceedings........................................     22
          Item 2.  Changes in Securities and Use of Proceeds................     23
          Item 4.  Submission of Matters to a Vote of Security Holders......     23
          Item 6.  Exhibits and Reports on Form 8-K.........................     24

SIGNATURES..................................................................     25
CERTIFICATIONS..............................................................     25

ITEM I.  Financial Statements

                          SEACHANGE INTERNATIONAL, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)

                                                                                      July 31,        January 31,
                                                                                        2002             2002
                                                                                        ----             ----
                                                                                     (unaudited)
Assets
Current assets
     Cash and cash equivalents...................................................     $  92,953       $ 103,898
     Accounts receivable, net of allowance for doubtful accounts
       of $1,236 at July 31, 2002 and $859 at January 31, 2002...................        26,487          29,916
     Inventories.................................................................        28,145          23,990
     Income tax receivable.......................................................         1,528             118
     Prepaid expenses and other current assets...................................         3,243           2,193
     Deferred income taxes.......................................................            --           7,294
                                                                                      ---------       ---------
     Total current assets........................................................       152,356         167,409

Property and equipment, net......................................................        16,767          17,652
Deferred income taxes............................................................            --           1,481
Other assets.....................................................................           901           2,252
Goodwill, net....................................................................           253             253
Intangibles, net.................................................................         3,314           3,930
                                                                                      ---------       ---------
                                                                                      $ 173,591       $ 192,977
                                                                                      =========       =========

Liabilities and Stockholders' Equity
Current liabilities

     Current portion of line of credit
       and obligations under capital leases......................................     $     247       $     291
     Accounts payable............................................................        13,135          14,735
     Accrued litigation reserve..................................................        10,864              --
     Other accrued expenses......................................................         1,504           1,837
     Customer deposits...........................................................           141           2,484
     Deferred revenue............................................................        13,122          13,071
     Income taxes payable........................................................            53              70
                                                                                      ---------       ---------
     Total current liabilities...................................................        39,066          32,488
                                                                                      ---------       ---------
Long-term line of credit and
     obligations under capital leases............................................           846           6,363
                                                                                      ---------       ---------
Commitments and contingencies (Note 8)

Stockholders' Equity
Convertible preferred stock, 5,000,000 shares authorized,
     none outstanding............................................................            --              --
Common stock, $.01 par value; 100,000,000 shares
     authorized; 26,634,077 and 26,532,671 shares issued and outstanding
     at July 31, 2002 and January 31, 2002, respectively.........................           266             265
Additional paid-in capital.......................................................       160,573         159,914
Deferred equity discount.........................................................            --          (1,164)
Due from stockholders............................................................            --            (122)
Accumulated deficit..............................................................       (26,994)         (4,524)
Accumulated other comprehensive loss.............................................          (166)           (243)
                                                                                      ---------       ---------
Total stockholders' equity.......................................................       133,679         154,126
                                                                                      ---------       ---------
                                                                                      $ 173,591       $ 192,977
                                                                                      =========       =========

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                          SEACHANGE INTERNATIONAL, INC.
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                      (in thousands, except per share data)
                                   (unaudited)

                                                     Three months ended              Six months ended
                                                     ------------------              ----------------
                                                  July 31,          July 31,     July 31,        July 31,
                                                    2002              2001         2002           2001
                                                    ----              ----         ----           ----
Revenues:
   Systems.....................................    $25,900         $19,776      $ 52,416        $ 43,053
   Services....................................      7,390           7,248        14,617          14,127
                                                   -------         -------      --------        --------
                                                    33,290          27,024        67,033          57,180
Cost of revenues:
   Systems.....................................     15,032          11,050        31,355          24,526
   Services....................................      5,511           5,223        10,771          10,443
                                                   -------         -------      --------        --------
                                                    20,543          16,273        42,126          34,969
                                                   -------         -------      --------        --------

Gross profit...................................     12,747          10,751        24,907          22,211
                                                   -------         -------      --------        --------

Operating expenses:
   Research and development....................      6,457           6,093        12,667          11,677
   Selling and marketing.......................      4,112           3,583         8,018           7,189
   General and administrative..................      3,166           1,993        20,048           3,831
                                                   -------         -------      --------        --------
                                                    13,735          11,669        40,733          22,697
                                                   -------         -------      --------        --------

Loss from operations...........................       (988)           (918)      (15,826)           (486)
Interest income (expense), net.................        353             (88)          720            (252)
                                                   -------         -------      --------        --------
   Loss before income taxes....................       (635)         (1,006)      (15,106)           (738)

Income tax expense (benefit)...................          -            (322)        7,364            (236)
                                                   -------         -------      --------        --------
Net loss.......................................    $  (635)        $  (684)     $(22,470)       $   (502)
                                                   =======         =======      ========        ========

Basic and diluted loss per share...............    $ (0.02)        $ (0.03)     $  (0.85)       $  (0.02)
                                                   =======         =======      ========        ========


Weighted average common shares outstanding:
       Basic...................................     26,604          22,895        26,571          22,725
                                                   =======         =======      ========        ========

       Diluted.................................     26,604          22,895        26,571          22,725
                                                   =======         =======      ========        ========


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

                                                                                              Six months ended
                                                                                              ----------------
                                                                                           July 31,       July 31,
                                                                                             2002           2001
                                                                                             ----           ----
Cash flows from operating activities:
   Net loss............................................................................   $ (22,470)      $   (502)
   Adjustments to reconcile net loss to net cash
      provided by (used in) operating activities:
         Depreciation and amortization.................................................       4,208          3,217
         Amortization of deferred equity discount......................................       1,290          1,124
         Valuation allowance on net deferred income tax assets.........................       7,364             --
         Changes in operating assets and liabilities:
             Accounts receivable.......................................................       3,429            664
             Inventories...............................................................      (4,781)         1,952
             Prepaid expenses and other current assets and other assets................         378           (343)
             Accounts payable..........................................................      (1,600)          (644)
             Accrued litigation reserve................................................      10,864             --
             Other accrued expenses....................................................        (333)          (381)
             Customer deposits.........................................................      (2,343)        (1,263)
             Deferred revenue..........................................................          51          1,557
             Income taxes payable......................................................         (17)          (869)
                                                                                          ---------       --------
                 Net cash provided by (used in) operating activities...................      (3,960)         4,512
                                                                                          ---------       --------

Cash flows from investing activities:
   Purchases of property and equipment.................................................      (1,949)        (4,613)
   Increase in intangible assets.......................................................        (133)        (2,709)
                                                                                          ---------       --------
                 Net cash used in investing activities.................................      (2,082)        (7,322)
                                                                                          ---------       --------

Cash flows from financing activities:
   Repayment of borrowings under revolving line of credit..............................          --         (4,000)
   Repayment of borrowings under construction loan and equipment line of credit........      (5,468)        (1,147)
   Repayment of obligations under capital lease........................................         (93)          (102)
   Net proceeds from issuance of common stock..........................................         536         10,908
   Collection of notes receivable from stockholders....................................         122             --
                                                                                          ---------       --------
                 Net cash provided by (used in) financing activities...................      (4,903)         5,659
                                                                                          ---------       --------

Net increase (decrease) in cash and cash equivalents...................................     (10,945)         2,849
Cash and cash equivalents, beginning of period.........................................     103,898          6,145
                                                                                          ---------       --------
Cash and cash equivalents, end of period...............................................   $  92,953       $  8,994
                                                                                          =========       ========

Supplemental disclosure of noncash activities
   Transfer of items originally classified as fixed assets to inventories..............   $     339       $    141

   Transfer of items originally classified as inventories to fixed assets..............   $     965       $    687

                 The accompanying notes are an integral part of
               these condensed consolidated financial statements.

                          SEACHANGE INTERNATIONAL, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                      (in thousands, except per share data)

1.   Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of SeaChange International, Inc. and its subsidiaries. SeaChange believes that the unaudited condensed consolidated financial statements reflect all adjustments (consisting of only normal recurring adjustments), necessary for a fair statement of SeaChange's financial position, results of operations and cash flows at the dates and for the periods indicated. The results of operations for the periods presented are not necessarily indicative of results expected for the full fiscal year or any other future periods. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes for the year ended January 31, 2002, included in SeaChange's Annual Report on Form 10-K for such fiscal year. The balance sheet at January 31, 2002 was derived from audited financial information.

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

SeaChange's transactions frequently involve the sales of systems and services under multiple element arrangements. Systems sales always include at least one year of free technical support and maintenance services. Revenue under multiple element arrangements is allocated to all elements except systems based upon the fair value of those elements. The amounts allocated to training, project management, technical support and maintenance and content fees is based upon the price charged when these elements are sold separately and unaccompanied by the other elements. The amount allocated to installation revenue is based upon hourly rates and the estimated time required to complete the service. The amount allocated to systems is done on a residual method basis. Under this method, the total arrangement value is allocated first to undelivered elements, based on their fair values, with the remainder being allocated to systems revenue. Installation, training and project management services are not essential to the functionality of systems as these services do not alter the equipment's capabilities and are available from other vendors, and the systems are standard products. For transactions in which consideration, including equity instruments, is given to a customer, SeaChange accounts for the value of this consideration as a reduction in revenue in its statement of operations (see Note 9 to the condensed consolidated financial statements for further discussion).

3.   Earnings Per Share

For the three and six months ended July 31, 2002 and July 31, 2001, common shares of 3,948,000 and 3,496,000 respectively, issuable upon the exercise of stock options, are antidilutive because SeaChange recorded a net loss for the period, and therefore, have been excluded from the diluted earnings per share computation.

                          SEACHANGE INTERNATIONAL, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                      (in thousands, except per share data)

Below is a summary of the shares used in calculating basic and diluted earnings per share for the periods indicated:

                                                             Three months ended      Six months ended
                                                             ------------------      ----------------
                                                            July 31,     July 31,    July 31,    July 31,
                                                              2002         2001        2002       2001
                                                              ----         ----        ----       ----
Weighted average shares used in calculating
   earnings per share--
       Basic............................................      26,604       22,895      26,571      22,725
       Dilutive common stock equivalents................          --           --          --          --
                                                              ------       ------      ------      ------
Weighted average shares used in calculating
   earnings per share-
       Diluted..........................................      26,604       22,895      26,571      22,725
                                                              ======       ======      ======      ======

4.    Inventories

      Inventories consist of the following:
                                                          July 31,   January 31,
                                                           2002        2002
                                                           ----        ----

      Components and assemblies......................... $19,790     $17,046
      Finished products.................................   8,355       6,944
                                                         -------     -------
                                                         $28,145     $23,990
                                                         =======     =======
5.    Comprehensive Loss

      SeaChange's comprehensive loss was as follows:

                                                              Three months ended     Six months ended
                                                              ------------------     ----------------
                                                             July 31,     July 31,  July 31,      July 31,
                                                               2002         2001       2002         2001
                                                               ----         ----       ----         ----
Net loss................................................     $(635)       $(684)    $ (22,470)    $ (502)
Other comprehensive income (expense), net of tax:
   Foreign currency translation adjustment, net of
     tax of $-, $(8), $- and $(14), respectively........        61           16            77        (30)
                                                             -----        -----     ---------     ------
Other comprehensive income (expense)....................        61           16            77        (30)
                                                             -----        -----     ---------     ------
Comprehensive loss......................................     $(574)       $(668)    $ (22,393)    $ (532)
                                                             =====        =====     =========     ======

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

                                                    Three months ended      Six months ended
                                                    ------------------      ----------------
                                                 July 31,      July 31,    July 31,    July 31,
                                                  2002          2001        2002        2001
                                                  ----          ----        ----        ----
Revenues

        Broadband...........................     $20,483        $15,678     $40,775     $34,529
        Broadcast...........................       5,417          4,098      11,641       8,524
        Services............................       7,390          7,248      14,617      14,127
                                                 -------        -------     -------     -------
        Total...............................     $33,290        $27,024     $67,033     $57,180
                                                 =======        =======     =======     =======
Costs of revenues

        Broadband...........................     $12,113         $8,726     $25,120     $19,700
        Broadcast...........................       2,919          2,324       6,235       4,826
        Services............................       5,511          5,223      10,771      10,443
                                                 -------        -------     -------     -------
        Total...............................     $20,543        $16,273     $42,126     $34,969
                                                 =======        =======     =======     =======

The following summarizes revenues by geographic locations:

Revenues


        United States                            $29,291        $23,480     $57,864     $49,678
        Canada and South America                     242            274       1,648         534
        Europe                                     1,735          1,729       3,530       3,893
        Asia Pacific and rest of world             2,022          1,541       3,991       3,075
                                                 -------        -------     -------     -------
        Total                                    $33,290        $27,024     $67,033     $57,180
                                                 =======        =======     =======     =======

For the three and six month periods ended July 31, 2002 and July 31, 2001, a limited number of our customers each accounted for more than 10% of SeaChange's total revenues. Three single customers accounted for 37%, 12% and 11% of total revenues in the three months ended July 31, 2002 and a single customer accounted for 32% of total revenues in the three months ended July 31, 2001. Three single customers accounted for 23%, 19% and 10% of total revenues in the six months ended July 31, 2002 and two single customers accounted for 26% and 11% of total revenues in the six months ended July 31, 2001. Revenue from these customers was primarily in the broadband segment. SeaChange believes that revenues from current and future large customers will continue to represent a significant proportion of total revenues.

                          SEACHANGE INTERNATIONAL, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                      (in thousands, except per share data)

7. Goodwill and Intangible Assets

In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets," which was effective for SeaChange on February 1, 2002. SFAS 142 requires, among other things, the discontinuance of goodwill amortization and includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, and reclassification of certain intangibles from previously reported goodwill. This analysis, which was completed during the quarter ended April 30, 2002 resulted in $253,000 being identified as goodwill and the remaining gross carrying value of $5.4 million with an accumulated amortization balance of $2.1 million being identified as patent related intangibles. SeaChange reassessed the useful lives of the intangible assets and determined that the lives were appropriate. For the three and six months ended July 31, 2002, SeaChange amortized $378,000 and $744,000, respectively, of the patent intangibles as general and administrative expenses and estimates annual amortization expense to be $1.5 million for each of the fiscal years ending January 31, 2003 and 2004, and $1.0 million for the fiscal year ending January 31, 2005. In accordance with SFAS 142, SeaChange completed the transitional impairment test of its goodwill as of July 31, 2002 and no adjustment to goodwill was necessary. As of February 1, 2002, SeaChange ceased the amortization of goodwill. The following is the effect on net loss and net loss per share had SFAS 142 been in effect for the three and six months ended July 31, 2001 (in thousands, except per share amounts):

                                                   Three months ended  Six months ended
                                                      July 31, 2001      July 31, 2001
                                                      -------------      -------------
Net loss .........................................      $  (684)            $  (502)
Add back:  Impact of goodwill amortization,
net of tax of $10 and $20 ........................           22                  44
                                                        -------             -------
Adjusted net loss ................................      $  (662)            $  (458)
                                                        =======             =======
Net loss per share- basic and diluted ............      $ (0.03)            $ (0.02)
Add back: Impact of goodwill amortization,
net of taxes .....................................        (0.00)              (0.00)
                                                        -------             -------
Adjusted net loss per share- basic and diluted ...      $ (0.03)            $ (0.02)
                                                        =======             =======


8. Legal Proceedings

On June 13, 2000, SeaChange filed in the United States District Court for the District of Delaware a lawsuit against one of SeaChange's competitors, nCube Corp., whereby SeaChange alleged that nCube's MediaCube-4 product infringed a patent held by SeaChange (Patent No. 5,862,312) relating to SeaChange's MediaCluster technology. In instituting the claim, SeaChange sought both a permanent injunction and damages in an unspecified amount. nCube made a counterclaim against SeaChange that SeaChange's patent was invalid and that nCube's MediaCube-4 product did not infringe SeaChange's patent. On September 6, 2000, nCube conceded that, based on a claim construction ruling issued by the District Court on August 2000, nCube's MediaCube-4 product infringed SeaChange's patent. On September 25, 2000, a jury upheld the validity of SeaChange's patent. On March 28, 2002, the Court denied nCube's motion for a new trial. nCube's motions for judgment as a matter of law are still pending. Any damages and injunctive relief against nCube will not be awarded until after appeal.

On January 8, 2001, nCube Corp. filed a complaint against SeaChange in the United States District Court for the District of Delaware alleging that SeaChange's use of SeaChange's MediaCluster, MediaExpress and Media Server technology each infringe Patent No. 5,805,804 held by nCube ("`804"). In instituting the claim, nCube sought both an injunction and monetary damages. On May 29, 2002, the jury rendered a verdict that SeaChange infringed the nCube `804 patent. Based on a reasonable royalty rate of 7%, the jury determined that damages through January 31, 2002 amounted to $2,035,829 and that SeaChange owes a 7% royalty on subsequent sales of the accused video-on-demand products. The jury also found that SeaChange's infringement was willful and the court will determine whether to enhance the damages in a later proceeding. In accordance with SFAS No. 5, "Accounting for Contingencies", SeaChange recorded certain one-time charges to reflect this unfavorable jury verdict against SeaChange in the first quarter of fiscal 2003. The charges recorded totaled $14.4 million and included provisions for estimated damages and treble damages relating to the shipments of the accused video-on-demand ("VOD") systems through April 30, 2002, legal expenses including $1.5 million of SeaChange legal expense that had been included in other assets as of January 31, 2002, and accrued interest on total damages. The legal expenses paid through July 31, 2002 of $3.6 million includes $1.5 million of SeaChange legal expense that had been included in other assets as of July 31, 2002 and SeaChange litigation expenses paid in the first and second quarters of fiscal 2003 related to pre-verdict legal services.

                          SEACHANGE INTERNATIONAL, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                      (in thousands, except per share data)

Estimated damages on the accused VOD shipments through April 30, 2002...........................  $ 2,787,000
Estimated treble damages on the accused VOD shipments
    through April 30, 2002......................................................................    5,574,000
Estimated legal fees (including write-off of capitalized legal costs and nCube legal
fees)...........................................................................................    5,621,000
Accrued interest on estimated damages and treble damages
    through April 30, 2002......................................................................      418,000
                                                                                                  -----------
                                                                                                   14,400,000
Additional accrued interest on estimated damages and treble damages through
    July 31, 2002...............................................................................       85,000
Legal expenses paid through July 31, 2002.......................................................   (3,621,000)
                                                                                                  -----------
Accrued litigation reserve as of July 31, 2002..................................................  $10,864,000
                                                                                                  ===========

These estimates reflect SeaChanges's best estimate of its exposure based on information currently available. However, SeaChange believes that any liability ultimately incurred after pursuing all legal options will not likely exceed the provision recorded in the first quarter, except for on-going legal fees associated with the dispute and additional accrued interest. Other than the payment of SeaChange's legal fees, any payment of the other amounts recorded as one-time charges will only occur in the event that the jury verdict is upheld and treble damages are awarded. SeaChange is contesting both the jury's verdict and the Court's underlying patent claim construction in post-trial motions and, if necessary, expects to contest the verdict and claim construction by appeal to the United States Court of Appeals for the Federal Circuit. Any injunctive relief against SeaChange will not be determined until after appeal. Even in the event that the Court issues an injunction against SeaChange prohibiting SeaChange from selling the accused video-on-demand products, SeaChange believes that such injunction would have a minimal impact on its ability to ship products and meet customer demands because SeaChange has implemented a revised version of the software which SeaChange believes does not infringe.

SeaChange and nCube have made a submission to the Court requesting that the Court decide post-trial motions in these two cases at the same time, thereby aligning these two cases for simultaneous appeal.

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

SeaChange cannot be certain of the outcome of the foregoing current or potential litigation, but plans to oppose allegations against SeaChange and oppose allegations that may be bought against SeaChange in the future. Accordingly, SeaChange is unable to determine the impact to SeaChange's business, financial condition and results of operations or cash flows.

On June 14, 1999, SeaChange filed a defamation complaint against Jeffrey Putterman, Lathrop Investment Management, Inc. and Concurrent Computer Corporation in the Circuit Court of Pulaski County, Arkansas alleging that the defendants conspired to injure SeaChange's business and reputation in the marketplace. The complaint further alleges that Mr. Putterman and Lathrop Investment Management, Inc. defamed SeaChange through false postings on an Internet message board. The complaint seeks unspecified amounts of compensatory and punitive damages. On June 14, 2000, Concurrent filed a counterclaim under seal against SeaChange seeking unspecified damages. On July 28, 2000, Concurrent filed a motion for summary judgment on the claim of civil conspiracy and on January 4, 2001, the trial court entered an order granting summary judgment for Concurrent on that claim. SeaChange immediately requested reconsideration of this order or, in the alternative, recertification for immediate appeal. On June 12, 2001, the trial court denied the motion for reconsideration but made findings which permitted an immediate

                          SEACHANGE INTERNATIONAL, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                      (in thousands, except per share data)

appeal and on July 11, 2001 SeaChange filed an appeal. All appellate briefs have been submitted and the parties have requested oral arguments which have since been scheduled for September 18, 2002. The claims against other defendants and counterclaims are currently pending and no trial date has been set. SeaChange cannot be certain of the outcome of the foregoing litigation, but plans to vigorously oppose allegations against SeaChange and assert SeaChange's claims against other parties. In addition, as these claims are subject to additional discovery and certain claims for damages are as yet unspecified, SeaChange is unable to estimate the impact to SeaChange's business, financial condition and results of operations or cash flows.

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

                          SEACHANGE INTERNATIONAL, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                      (in thousands, except per share data)

The contra-equity amount was amortized as an offset to gross revenue in proportion to the revenue recognized from the sale of equipment with respect to the first one million subscribers Comcast has committed to under the video-on-demand purchase agreement. SeaChange had originally estimated that the equipment value with respect to the first one million subscribers to be $30 million. In April 2002, SeaChange revised this estimate to $25 million based on price decreases within the video-on-demand equipment market. For the three months ended July 31, 2002, SeaChange amortized $925,000 of the deferred equity discount, which represented the remainder of the deferred equity discount related to the first one million subscribers.

In May 2002, SeaChange issued Comcast 15,235 incentive common stock purchase warrants based on the number of cable subscribers in excess of the first one million subscribers that will be served by SeaChange equipment. The exercise price of the common stock warrants of $11.94 was based on the average closing market price of SeaChange's common stock for the fifteen trading days prior to the agreed upon determination date of April 26, 2002. SeaChange recorded a contra-equity amount of $125,000 representing the fair value of the additional incentive common stock warrants issued. During the three months ended July 31, 2002, SeaChange has amortized the $125,000 of the deferred equity discount as an offset to gross revenue because the warrants were earned by Comcast.

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

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," ("SFAS 146") which will become effective for exit or disposal activities initiated after January 31, 2003. SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and supersedes Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SeaChange expects that adoption of SFAS 146 will not have a material impact on its financial position and results of operations.

11. Income Taxes

SeaChange has deferred tax assets that have arisen primarily as a result of operating losses incurred and other temporary differences between book and tax accounting. Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," requires the establishment of a valuation allowance when, based on an evaluation of objective evidence, there is a likelihood that some portion or all of the deferred tax assets will not be realized. SeaChange continually reviews the adequacy of the valuation allowance for deferred tax assets. As a result of recognizing a $14.8 million operating loss during the quarter ended April 30, 2002, the Company has determined that it is more likely than not that its deferred tax assets will not be realized and accordingly has recorded income tax expense and valuation allowance against the net deferred tax assets of $7.4 million. If the Company generates future taxable income against which these tax attributes may be applied, some portion or all of the valuation allowance would be reversed and a corresponding increase in net income would be reported in future periods.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

         Factors That May Affect Future Results

Any statements contained in this Form 10-Q that do not describe historical facts, including without limitation statements concerning expected revenues, earnings, product introductions and general market conditions, may constitute forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. Any such forward-looking statements contained herein are based on current expectations, but are subject to a number of risks and uncertainties that may cause actual results to differ materially from expectations. The factors that could cause actual future results to differ materially from current expectations include the following: the emergence and acceptance of the video-on-demand market; the loss of one of the Company's large customers; the cancellation or deferral of purchases of the Company's products; a decline in demand or average selling price for the Company's broadband products; the Company's ability to manage its growth; content providers limiting the scope of content licensed for use in the video-on-demand market; the Company's ability to introduce new products or enhancements to existing products; the Company's dependence on certain sole source suppliers and third-party manufacturers; the Company's ability to compete in its marketplace; the Company's ability to respond to changing technologies; the Company's ability to protect its intellectual property rights and the expenses that may be incurred by the Company to protect its intellectual property rights; an unfavorable result of current or future litigation, including our current patent litigation with nCube Corp.; the risks associated with international sales; the Company's ability to integrate the operations of acquired subsidiaries; changes in the regulatory environment; the Company's ability to hire and retain highly skilled employees; and increasing social and political turmoil. Further information on factors that could cause actual results to differ from those anticipated is detailed in various filings made by us from time to time with the Securities and Exchange Commission, including but not limited to, those appearing under the caption "Certain Risk Factors" in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 30, 2002. Any forward-looking statements should be considered in light of those factors.

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

Our results are significantly influenced by a number of factors, including our pricing, the costs of materials used in our products and the expansion of our operations. We price our products and services based upon our costs as well as in consideration of the prices of competitive products and services in the marketplace. The costs of our products primarily consist of the costs of components and subassemblies that have generally declined over time. As a result of the growth of our business, operating expenses have increased in the areas of research and development, selling and marketing, customer service and support and administration. We expect that the soft economy will continue to influence our operating results during fiscal 2003. This impact is likely to be most significant in the capital spending budgets of some of our cable and broadcast customers whom we believe depend on advertising revenues to fund their capital equipment purchases.

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

Accounting for Contingencies. During the quarter ended April 30, 2002, we recorded a $14.4 million charge to operations in connection with the unfavorable jury verdict received against SeaChange related to the patent infringement claim filed by nCube Corp. on January 8, 2001. In accordance with Statement of Financial Accounting Standards No. 5, "Accounting for Contingencies," and related guidance, we determined that based upon the unfavorable jury verdict stating that SeaChange's infringement was willful, we determined that it was probable that certain deferred legal costs previously incurred in connection with defending an existing patent had become impaired and that liabilities for damages, treble damages, legal fees, including estimated nCube legal fees, and related accrued interest had been incurred as of April 30, 2002. We also were able to develop reasonable estimates of our loss based on information then currently available about the jury's verdict concerning willful infringement and related damages and the likelihood of treble damages. Other than the payment of SeaChange's legal fees, any payment of the other amounts recorded as one-time charges will only occur in the event that the jury verdict is upheld and treble damages are awarded. We believe that any liability ultimately incurred after pursuing all legal options will not likely exceed the provision recorded in the quarter ended April 30, 2002 except for the continuation of accrued interest. However, the Company expects to incur on-going legal fees and will continue to accrue interest on the potential damages award of approximately $650,000 to $750,000 per fiscal quarter until the matter is resolved. For the three months ended July 31, 2002, approximately $900,000 in legal fees and accrued interest on the potential damages award related to this litigation were recorded as general and administrative expenses.

Valuation of Long-Lived Assets. At July 31, 2002, goodwill, net consisted of $253,000 which ceased to be amortized beginning February 1, 2002 upon adoption of Statement of Financial Accounting Standards Board No. 142, "Goodwill and Other Intangible Assets." Intangible assets, net consisted of capitalized patent defense costs of $3.3 million which are being amortized to general and administrative expenses over their four year estimated useful life. In connection with the above patent infringement jury verdict in May 2002, we wrote-off $1.5 million of certain deferred legal costs that had become impaired.

In accordance with Statement of Financial Accounting Standards Board No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which was adopted by SeaChange on February 1, 2002, the carrying value of intangible assets and other long-lived assets is reviewed on a regular basis for the existence of facts or circumstances, both internal and external, that may suggest an asset is not recoverable - that is if the carrying amount exceeds the sum of the undiscounted cash flows expected to result from the assets use and eventual disposition. Factors we consider important that could trigger the impairment review include:

..    significant underperformance relative to historical or projected future operating results;
..    significant negative industry or economic trends;
..    significant decrease in the market value of the long-lived asset;
..    significant adverse change to the extent or manner in which a long-lived asset is being used or in its physical condition;
..    significant adverse change in legal factors or in the business climate that could affect the value of a long-lived asset;
..    significant decline in our stock price for a sustained period;
..    significant decline in our technological value as compared to the market;
     and
..    our market capitalization relative to net book value.

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

Accounting for Income Taxes. We record income taxes using the asset and liability method. Deferred income tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective income tax bases, and operating loss and tax credit carryforwards. Our financial statements contain certain deferred tax assets which have arisen primarily as a result of operating losses, as well as other temporary differences between financial and tax accounting. We are required to establish a valuation allowance if the likelihood of realization of the deferred tax assets is reduced based on an evaluation of objective verifiable evidence. Significant management judgment is required in determining our income tax expense (benefit), our deferred tax assets and liabilities and any valuation allowance recorded against our deferred tax assets. We evaluate the weight of all available evidence to determine whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. As a result of recognizing a $14.8 million operating loss during the quarter ended April 30, 2002, we determined that it is more likely than not that our deferred tax assets will not be realized and accordingly we recorded income tax expense and valuation allowance against the net deferred tax assets of $7.4 million. The amount of the deferred tax asset considered realizable is subject to change based on future events, including generating taxable income in future periods. We will continue to assess the need for the valuation allowance at each balance sheet date based on all available evidence. If we generate future taxable income against which these tax attributes may be applied, some portion or all of the valuation allowance would be reversed and a corresponding increase in net income would be reported in the future.

     Three Months Ended July 31, 2002 Compared to the Three Months Ended July 31, 2001

     Revenues

Systems. Our systems revenues consist of sales within our broadband segment (primarily digital advertising and video-on-demand systems) and its broadcast segment. Systems revenues increased 31% to $25.9 million in the three months ended July 31, 2002 from $19.8 million in the three months ended July 31, 2001. Revenues from the broadband segment, which accounted for 62% and 58% of total revenues in the three months ended July 31, 2002 and 2001, respectively, increased to $20.5 million in 2002 as compared to $15.7 million in 2001. Video-on-demand system revenues were $15.1 million for the three months ended July 31, 2002 as compared to $10.9 million in the prior year primarily due to increased deployments of residential video-on-demand systems in the United States for U.S. cable operators. Included as a reduction in the video-on-demand systems revenue was the amortization of $1.1 million related to the deferred equity discount associated with the Comcast equity investment. Digital advertising system revenues were $5.4 million for the three months ended July 31, 2002 as compared to $4.8 million in the prior year. Broadcast system segment revenues were $5.4 million in the three months ended July 31, 2002 as compared to $4.1 million in the three months ended July 31, 2001. The increase in broadcast system revenues was a result of increased market penetration in the U.S. and Asia Pacific. We expect future revenue growth, if any, to come principally from our video-on-demand and broadcast system products as cable and telecommunications companies continue to offer new video-on-demand applications for their customers and the market for digital video servers within the broadcast industry continues to expand. As revenues from broadcast and video-on-demand products increase, the digital advertising products will become a smaller portion of total system revenues. However, SeaChange believes that there will be a continued demand for expansions to existing digital advertising insertion systems within the U.S. and growth potential for new interactive advertising systems in the future.

Services. Our services revenues consist of fees for installation, training, product maintenance, technical support services and movie content fees. Our services revenues increased 2% to $7.4 million in the three months ended July 31, 2002 from $7.2 million in the three months ended July 31, 2001. This increase in services revenues primarily resulted from the renewals of technical support and maintenance services and the impact of a growing installed base of systems offset in part by lower product development services.

For the three month period ended July 31, 2002 and July 31, 2001, a limited number of our customers each accounted for more than 10% of our total revenues. Three single customers accounted for 37%, 12% and 11% of total revenues in the three months ended July 31, 2002 and a single customer accounted for 32% of total revenues in the three months ended July 31, 2001. Revenue from these customers was primarily in the broadband segment. We believe that revenues from current and future large customers will continue to represent a significant proportion of total revenues.

International sales accounted for approximately 12% and 13% of total revenues in the three-month periods ended July 31, 2002 and July 31, 2001, respectively. We expect that international sales will remain a significant portion of our business in the future. As of July 31, 2002, substantially all sales of our products were made in United States dollars. Therefore, we have not experienced, nor do we expect to experience in the near term, any material impact from fluctuations in foreign currency exchange rates on our results of operations or liquidity. If this practice changes in the future, we will reevaluate our foreign currency exchange rate risk.

     Gross Profit

Systems. Costs of systems revenues consist primarily of the cost of purchased components and subassemblies, labor and overhead relating to the final assembly and testing of complete systems and related expenses. Costs of systems revenues increased 36% to $15.0 million in the three months ended July 31, 2002 as compared to $11.1 million in the three months ended July 31, 2001. In the three months ended July 31, 2002, the increase in costs of systems revenues reflects higher systems revenue and higher material costs within the video-on-demand products. We expect cost of systems revenues as a percentage of revenues for the video-on-demand products within the broadband segment to remain at high levels as the products are first deployed and to decrease as the revenue level increases and we improve our manufacturing and material purchasing efficiencies through fiscal 2004.

Systems gross profit as a percentage of systems revenues was 42% and 44% in the three months ended July 31, 2002 and July 31, 2001, respectively. The decrease in systems gross profit in the three month ended July 31, 2002 was primarily due to the shift within broadband products sales from higher gross profit advertising systems to lower gross profit video-on-demand systems resulting from competitive price decreases on our products. Gross profit for the broadband segment decreased to 41% for the three months ended July 31, 2002 as compared to 44% for the three months ended July 31, 2001 while gross profit for the broadcast segment increased to 46% for the three months ended July 31, 2002 compared to 43% for the three months ended July 31, 2001.

Services. Costs of services revenues consist primarily of labor, materials and overhead relating to the installation, training, product maintenance and technical support services provided by us and costs associated with providing movie content. Costs of services revenues increased slightly to $5.5 million in the three months ended July 31, 2002 from $5.2 million in the three months ended July 31, 2001. Services gross profit as a percentage of services revenue was 25% in the three months ended July 31, 2002 and 28% in the three months ended July 31, 2001. We expect that we will continue to experience fluctuations in gross profit as a percentage of services revenue as a result of the timing of revenues from technical support and other services to support the growing installed base of systems and the timing of costs associated with our ongoing investment required to build a service organization to support the installed base of systems and new products.

Research and Development. Research and development expenses consist primarily of compensation of development personnel, depreciation of equipment and an allocation of related facilities expenses. Research and development expenses increased 6% to $6.5 million in the three months ended July 31, 2002 as compared to $6.1 million in the three months ended July 31, 2001. The increase in the three months ended July 31, 2002 was primarily attributable to the hiring and contracting of additional development personnel which reflects our continuing investment in new products. We expect that research and development expenses will continue to increase in dollar amount in comparison to similar periods in prior years as we continue to develop and support our new and existing products.

Selling and Marketing. Selling and marketing expenses consist primarily of compensation expenses, including sales commissions, travel expenses and certain promotional expenses. Selling and marketing expenses increased 15% to $4.1 million in the three months ended July 31, 2002 from $3.6 million in the three months ended July 31, 2001. The increase was primarily due to the hiring of additional sales personnel for our video-on-demand and broadcast products, higher commissions on increased revenues and higher travel and other promotional related costs.

General and Administrative. General and administrative expenses consist primarily of provision for litigation and related expenses resulting from the nCube jury verdict, compensation of executive, finance, human resource and administrative personnel, legal and accounting services and an allocation of related facilities expenses. General and administrative expenses increased to $3.2 million in the three-month period ended July 31, 2002, as compared to $2.0 million in the three-month period ended July 31, 2001. This increase is primarily due to legal expenses and accrued interest on awarded damages of approximately $900,000 associated with the unfavorable jury verdict in connection with the litigation with nCube. We expect to incur on-going legal fees and accrued interest on awarded damages of approximately $650,000 to $750,000 per fiscal quarter until the matter is resolved. We intend to vigorously contest both the jury's verdict and the U.S. District Court's underlying patent claim construction both in post-trial motions and, if necessary, by way of an appeal to the United States Court of Appeals for the Federal Circuit. We have filed counter claims in connection with the above nCube `804 patent litigation.

Interest Income (Expense), net. Interest expense, net was $88,000 for the three months ended July 31, 2001 and interest income, net was $353,000 for the three months ended July 31, 2002. The increase in interest income, net in the three months ended July 31, 2002 primarily resulted from interest on invested cash balances resulting from our public stock offering which closed on January 31, 2002.

Income Tax Expense. Primarily as a result of the $14.4 million charge to operations related to the unfavorable jury's verdict in the nCube litigation in the first quarter of fiscal 2003, we have determined that it is more likely than not that our deferred tax assets as of July 31, 2002 will not be realized. Accordingly, we recorded income tax expense of $7.4 million in the three months ended April, 30, 2002 for a valuation allowance against all net deferred tax assets and we have not recorded any income tax expense (benefit) in the three months ended July 31, 2002. We will continue to assess the need for the valuation allowance at each balance sheet date based on all available evidence, including generating sufficient taxable income in future periods. Our effective tax rate of 32% for the quarter ended July 31, 2001 was favorably impacted by the utilization of research and development tax credits.

         Six Months Ended July 31, 2002 Compared to the Six Months Ended July 31, 2001

         Revenues

Systems. Systems revenues increased 22% to $52.4 million in the six months ended July 31, 2002 from $43.1 million in the six months ended July 31, 2001. Revenues from the broadband segment, which accounted for 61% and 60% of total revenues in the six months ended July 31, 2002 and 2001, respectively, increased to $40.8 million in 2002 as compared to $34.5 million in 2001. Video-on-demand system revenues were $31.2 million for the six months ended July 31, 2002 as compared to $22.7 million in the prior year primarily due to increased deployments of residential video-on-demand systems in the United States for U.S. cable operators. Included as a reduction in the video-on-demand systems revenue was the amortization of $1.3 million related to the deferred equity discount associated with the Comcast equity investment. During the six months ended July 31, 2002, there were overall price decreases within the video-on-demand equipment market due to competitive pressures and the Company believes there may be future price decreases for these products as well. Digital advertising system revenues were $9.6 million for the six months ended July 31, 2002 as compared to $11.9 million in the prior year. The decrease resulted primarily from the decline in the number of expansion systems purchased by U.S. cable operators in the first quarter of fiscal 2003. Broadcast system segment revenues were $11.6 million in the six months ended July 31, 2002 as compared to $8.5 million in the six months ended July 31, 2001. The increase in broadcast system revenues was a result of increased market penetration in the U.S. and Asia Pacific. We expect future revenue growth, if any, to come principally from our video-on-demand and broadcast system products as cable and telecommunications companies continue to offer new video-on-demand applications for their customers and the market for digital video servers within the broadcast industry continues to expand. As revenues from broadcast and video-on-demand products increase, the digital advertising products will become a smaller portion of total system revenues. However, SeaChange believes that there will be a continued demand for expansions to existing digital advertising insertion systems within the U.S. and growth potential for new interactive advertising systems in the future.

Services. Our services revenues increased 3% to $14.6 million in the six months ended July 31, 2002 from $14.1 million in the six months ended July 31, 2001. This increase in services revenues primarily resulted from the renewals of technical support and maintenance services and the impact of a growing installed base of systems offset in part by a lower level of product development services.

For the six-month periods ended July 31, 2002 and July 31, 2001, a limited number of our customers each accounted for more than 10% of our total revenues. Three single customers accounted for 23% 19% and 10% of total revenues in the six months ended July 31, 2002 and two single customers accounted for 26% and 11% of total revenues in the six months ended July 31, 2001. Revenue from these customers was primarily in the broadband segment. We believe that revenues from current and future large customers will continue to represent a significant proportion of total revenues.

International sales accounted for approximately 14% and 13% of total revenues in the six-month periods ended July 31, 2002 and July 31, 2001, respectively. We expect that international sales will remain a significant portion of our business in the future. As of July 31, 2002, substantially all sales of our products were made in United States dollars. Therefore, we have not experienced, nor do we expect to experience in the near term, any material impact from fluctuations in foreign currency exchange rates on our results of operations or liquidity. If this practice changes in the future, we will reevaluate our foreign currency exchange rate risk.

         Gross Profit

Systems. Costs of systems revenues increased 28% to $31.4 million in the six months ended July 31, 2002 as compared to $24.5 million in the six months ended July 31, 2001. In the six months ended July 31, 2002, the increase in costs of systems revenues reflects higher systems revenue and higher material costs within the video-on-demand products. We expect cost of systems revenues as a percentage of revenues for the video-on-demand products within the broadband segment to remain at high levels as the products are first deployed and to decrease as the revenue level increases and we improve our manufacturing and material purchasing efficiencies.

Systems gross profit as a percentage of systems revenues was 40% and 43% in the six months ended July 31, 2002 and July 31, 2001, respectively. The decrease in systems gross profit in the six months ended July 31, 2002 was primarily due to the shift within broadband products sales from higher gross profit advertising systems to lower gross profit video-on-demand systems resulting from competitive price decreases on our products. Gross profit for the broadband segment decreased to 38% for the six months ended July 31, 2002 as compared to 43% for the six months ended July 31, 2001 while gross profit for the broadcast segment increased to 46% for the six months ended July 31, 2002 compared to 43% for the six months ended July 31, 2001.

Services. Costs of services revenues increased slightly to $10.8 million in the six months ended July 31, 2002 from $10.4 million in the six months ended July 31, 2001. Services gross profit as a percentage of services revenue was 26% in the six months ended July 31, 2002 and the six months ended July 31, 2001. We expect that we will continue to experience fluctuations in gross profit as a percentage of services revenue as a result of the timing of revenues from technical support and other services to support the growing installed base of systems and the timing of costs associated with our ongoing investment required to build a service organization to support the installed base of systems and new products.

Research and Development. Research and development expenses increased 8% to $12.7 million in the six months ended July 31, 2002 as compared to $11.7 million in the six months ended July 31, 2001. The increase in the six months ended July 31, 2002 was primarily attributable to the hiring and contracting of additional development personnel which reflects our continuing investment in new products. We expect that research and development expenses will continue to increase in dollar amount in comparison to similar periods in prior years as we continue to develop and support our new and existing products.

Selling and Marketing. Selling and marketing expenses increased 12% to $8.0 million in the six months ended July 31, 2002 from $7.2 million in the six months ended July 31, 2001. The increase was primarily due to the hiring of additional sales personnel for our video-on-demand and broadcast products, higher commissions on increased revenues, higher travel and other promotional related costs.

General and Administrative. General and administrative expenses increased to $20.0 million in the six-month period ended July 31, 2002, as compared to $3.8 million in the six-month period ended July 31, 2001. This increase is primarily due to the recording of one-time charges of $14.4 million in the first quarter of fiscal 2003 associated with an unfavorable jury verdict in connection with the litigation with nCube, additional $900,000 in on-going legal and accrued interest related to the above litigation and the increase in accounts receivable reserves, principally a $500,000 provision against outstanding amounts owed by Adelphia Communications Corp. which filed for bankruptcy in June 2002. We expect to incur on-going legal fees and accrued interest on awarded damages of approximately $650,000 to $750,000 per fiscal quarter until the matter is resolved. The charges recorded for the nCube jury verdict totaled $14.4 million and included provisions for estimated damages and treble damages relating to the shipments of the accused video-on-demand ("VOD") systems through April 30, 2002, legal expenses, including estimated nCube legal fees and $1.5 million of our legal costs that had been included in other assets as of January 31, 2002, and accrued interest on total damages. The legal expenses paid through July 31, 2002 of $3.6 million include $1.5 million of SeaChange legal expense that had been included in other assets as of January 31, 2002 and litigation expenses paid in the first and second quarters of fiscal 2003 related to pre-verdict legal services.

Estimated damages on the accused VOD shipments through April 30, 2002 .................................    $ 2,787,000
Estimated treble damages on the accused VOD shipments
    through April 30, 2002 ............................................................................      5,574,000
Estimated legal fees (including the write-off of capitalized legal costs and nCube
legal fees) ...........................................................................................      5,621,000
Accrued interest on estimated damages and treble damages
    through April 30, 2002 ............................................................................        418,000
                                                                                                           -----------
                                                                                                            14,400,000

Additional accrued interest on estimated damages and treble damages through
    July 31, 2002 .....................................................................................         85,000
Legal expenses paid through July 31, 2002 .............................................................     (3,621,000)
                                                                                                           -----------
Accrued litigation reserve as of July 31, 2002 ........................................................    $10,864,000
                                                                                                           ===========

These estimates reflect our best estimate of our exposure based on information currently available. However, we believe that any liability ultimately incurred after pursuing all legal options will not likely exceed the provision recorded in the first quarter, except for on-going legal fees associated with this dispute and additional accrued interest. Other than the payment of our legal fees, any payment of the other amounts recorded as one-time charges will only occur in the event that the jury verdict is upheld and treble damages are awarded. We are contesting both the jury's verdict and the Court's underlying patent claim construction in post-trial motions and, if necessary, expect to contest the verdict and claim construction by appeal to the United States Court of Appeals for the Federal Circuit. Any injunctive relief against us will not be determined until after appeal. Even in the event that the Court issues an injunction against us prohibiting us from selling the accused video-on-demand products, we believe that such injunction would have a minimal impact on our ability to ship products and meet customer demands because we have implemented a revised version of the software which we believe does not infringe.

Interest Income (Expense), net. Interest expense, net was $252,000 for the six months ended July 31, 2001 and interest income, net was $720,000 for the six months ended July 31, 2002. The increase in interest income, net in the six months ended July 31, 2002 primarily resulted from interest on invested cash balances resulting from our public stock offering which closed on January 31, 2002.

Income Tax Expense. Primarily as a result of the $14.4 million charge to operations related to the unfavorable jury's verdict in the nCube litigation in the first quarter of fiscal 2003, we have determined that it is more likely than not that our deferred tax assets as of July 31, 2002 will not be realized. Accordingly, we recorded income tax expense of $7.4 million for a valuation allowance against all net deferred tax assets. We will continue to assess the need for the valuation allowance at each balance sheet date based on all available evidence, including generating sufficient taxable income in future periods. Our effective tax rate of 32% for the six months ended July 31, 2001 was favorably impacted by the utilization of research and development tax credits.

         Liquidity and Capital Resources

We have financed our operations and capital expenditures primarily with the proceeds of sales of our common stock, borrowings and cash flows generated from operations. Cash and cash equivalents decreased $10.9 million from $103.9 million at January 31, 2002 to $93.0 million at July 31, 2002. Working capital (consisting of current assets less current liabilities) decreased from approximately $134.9 million at January 31, 2002 to approximately $113.3 million at July 31, 2002.

Net cash used in operating activities was approximately $4.0 million for the six months ended July 31, 2002. Net cash provided by operating activities was $4.5 million for the six months ended July 31, 2001. The net cash used in operating activities for the six months ended July 31, 2002 was the result of the net loss of $22.5 million adjusted for non-cash expenses including depreciation and amortization of $5.5 million and the changes in certain operating assets and liabilities. The significant net changes in operating assets and liabilities that provided cash from operations included the increase in accrued litigation expenses of $10.9 million related primarily to the provision recorded in connection with the nCube jury verdict in the first quarter of fiscal 2003, and a decrease in accounts receivable of $3.4 million. Those items that generated cash from operations were offset by an increase in inventories of approximately $4.8 million, a decrease in accounts payable of $1.6 million and a decrease in customer deposits of $2.3 million. We expect that the broadcast segment and the video-on-demand products within the broadband segment will continue to require a significant amount of cash to fund future product development, to manufacture and deploy customer test and demonstration equipment and to meet higher revenue levels in both product segments.

Net cash used in investing activities was approximately $2.1 million and $7.3 million for the six months ended July 31, 2002, and July 31, 2001, respectively. Investment activity consisted primarily of expenditures for capital equipment required to support the expansion and growth of the business.

Net cash used in financing activities was approximately $4.9 million and net cash provided by financing activities was approximately $5.7 million for the six months ended July 31, 2002, and July 31, 2001, respectively. In the six months ended July 31, 2002, the cash used in financing activities included approximately, $5.6 million in principal repayments of outstanding loans under the equipment line of credit and capital lease obligations.

In October 2001, we entered into a $10.0 million revolving line of credit with a bank that expires in October 2003. Loans made under this revolving line of credit will bear interest at a rate per annum equal to the bank's prime rate, 4.75% at July 31, 2002. Borrowings under this line of credit are collateralized by substantially all of our assets. The loan agreement requires that we provide the bank with certain periodic financial reports and comply with certain financial ratios including a minimum level of earnings before interest, taxes and depreciation and amortization on a trailing twelve month basis. As of July 31, 2002, the Company was in compliance with the financial covenants. The verdict in the nCube litigation as described in Note 8 to the condensed consolidated financial statements would have caused us to be out of compliance with such covenants, however, in June 2002 the Bank amended the loan agreement so that the effects of the jury's verdict does not cause us to be out of compliance. In March 2002, we repaid the outstanding balance under the current line of credit of $5.4 million plus accrued interest to the bank. As of July 31, 2002, we had no borrowings under this revolving line of credit.

In October 2000, we entered into an agreement with a bank to finance $1.2 million of the construction costs related to the purchase and renovation of a manufacturing mill in New Hampshire that we previously purchased in February 2000. During the construction period, interest accrued and was paid at a per annum rate of 8.875%. Upon occupancy of the building in November 2000, the loan converted into two promissory notes whereby we will pay principal and interest based upon a fixed interest rate per annum over a five and ten year period, respectively, of 8.875% at July 31, 2002. Borrowings under the loan are collaterized by the land and buildings of the renovated mill. The loan agreement requires that we provide the bank with certain periodic financial reports and comply with certain annual financial ratios. We were in compliance with the financial covenants as of July 31, 2002. As of July 31, 2002, borrowings outstanding under the loan were $1.0 million.

It is typical for us to experience fluctuations in our monthly operating results primarily due to the timing of receiving customer orders and the related shipment of these customer orders. As a result of these monthly fluctuations, we may experience fluctuations in our inventories as a result of procurement of both short and long lead components for anticipated orders for both our product segments, in our accounts payable balance primarily due to the timing of payments for materials purchased for prior month shipments, in accounts receivable amounts as a result of the timing of customer payments without corresponding customer shipments and in cash and cash equivalents.

We believe that existing funds together with available borrowings under the revolving line of credit and the proceeds from our public stock offering are adequate to satisfy our working capital and capital expenditure requirements for the foreseeable future.

We had no material capital expenditure commitments as of July 31, 2002.

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

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," ("SFAS 146") which will become effective for exit or disposal activities initiated after January 31, 2003. SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and supersedes Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." We expect that adoption of SFAS 146 will not have a material impact on our financial position and results of operations.

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk

SeaChange faces exposure to financial market risks, including adverse movements in foreign currency exchange rates and changes in interest rates. These exposures may change over time as business practices evolve and could have a material adverse impact on our financial results. Our primary exposure has been related to local currency revenue and operating expenses in Europe and Asia. Historically, SeaChange has not hedged specific currency exposures as gains and losses on foreign currency transactions have not been material to date. At July 31, 2002, SeaChange had approximately $1,000,000 outstanding related to variable rate U.S. dollar denominated debt. The carrying value of these short-term borrowings approximates fair value due to the short maturities of these instruments. Assuming a hypothetical 10% adverse change in the interest rate, interest expense on these short-term borrowings would increase by approximately $5,000. The carrying amounts reflected in the consolidated balance sheet of cash and cash equivalents, trade receivables, and trade payables approximates fair value at July 31, 2002 due to the short maturities of these instruments. SeaChange maintains investment portfolio holdings of various issuers, types, and maturities. Our cash and marketable securities include cash equivalents, which SeaChange considers investments to be purchased with original maturities of three months or less given the short maturities and investment grade quality of the portfolio holdings at July 31, 2002, a sharp rise in interest rates should not have a material adverse impact on the fair value of our investment portfolio. As a result, SeaChange does not currently hedge these interest rate exposures.

                           PART II. OTHER INFORMATION

ITEM 1.  Legal Proceedings

On June 13, 2000, SeaChange filed in the United States District Court for the District of Delaware a lawsuit against one of SeaChange's competitors, nCube Corp., whereby SeaChange alleged that nCube's MediaCube-4 product infringed a patent held by SeaChange (Patent No. 5,862,312) relating to SeaChange's MediaCluster technology. In instituting the claim, SeaChange sought both a permanent injunction and damages in an unspecified amount. nCube made a counterclaim against SeaChange that SeaChange's patent was invalid and that nCube's MediaCube-4 product did not infringe SeaChange's patent. On September 6, 2000, nCube conceded that, based on a claim construction ruling issued by the District Court on August 2000, nCube's MediaCube-4 product infringed SeaChange's patent. On September 25, 2000, a jury upheld the validity of SeaChange's patent. On March 28, 2002, the Court denied nCube's motion for a new trial. nCube's motions for judgment as a matter of law are still pending. Any damages and injunctive relief against nCube will not be awarded until after appeal.

On January 8, 2001, nCube Corp. filed a complaint against SeaChange in the United States District Court for the District of Delaware alleging that SeaChange's use of SeaChange's MediaCluster, MediaExpress and Media Server technology each infringe Patent No. 5,805,804 held by nCube ("`804"). In instituting the claim, nCube sought both an injunction and monetary damages. On May 29, 2002, the jury rendered a verdict that SeaChange infringed the nCube `804 patent. Based on a reasonable royalty rate of 7%, the jury determined that damages through January 31, 2002 amounted to $2,035,829 and that SeaChange owes a 7% royalty on subsequent sales of the accused video-on-demand products. The jury also found that SeaChange's infringement was willful and the court will determine whether to enhance the damages in a later proceeding. In accordance with SFAS No. 5, "Accounting for Contingencies", SeaChange recorded certain one-time charges to reflect this unfavorable jury verdict against SeaChange in the first quarter of fiscal 2003. The charges recorded totaled $14.4 million and included provisions for estimated damages and treble damages relating to the shipments of the accused video-on-demand ("VOD") systems through April 30, 2002, legal expenses including $1.5 million of SeaChange legal expense that had been included in other assets as of January 31, 2002, and accrued interest on total damages. The legal expenses paid through July 31, 2002 of $3.6 million include $1.5 million of SeaChange legal expense that had been included in other assets as of January 31, 2002 and litigation expenses paid in the first and second quarters of fiscal 2003 related to pre-verdict legal services.

Estimated damages on the accused VOD shipments through April 30, 2002 .................................    $ 2,787,000
Estimated treble damages on the accused VOD shipments
    through April 30, 2002 ............................................................................      5,574,000
Estimated legal fees (including write-off of capitalized legal costs and nCube legal
fees) .................................................................................................      5,621,000
Accrued interest on estimated damages and treble damages
    through April 30, 2002 ............................................................................        418,000
                                                                                                           -----------
                                                                                                            14,400,000

Additional accrued interest on estimated damages and treble damages through
    July 31, 2002 .....................................................................................         85,000
Legal expenses paid through July 31, 2002 .............................................................     (3,621,000)
                                                                                                           -----------
Accrued litigation reserve as of July 31, 2002 ........................................................    $10,864,000
                                                                                                           ===========

These estimates reflect SeaChanges's best estimate of its exposure based on information currently available. However, SeaChange believes that any liability ultimately incurred after pursuing all legal options will not likely exceed the provision recorded in the first quarter, except for on-going legal fees associated with this dispute and additional accrued interest. Other than the payment of SeaChange's legal fees, any payment of the other amounts recorded as one-time charges will only occur in the event that the jury verdict is upheld and treble damages are awarded. SeaChange is contesting both the jury's verdict and the Court's underlying patent claim construction in post-trial motions and, if necessary, expects to contest the verdict and claim construction by appeal to the United States Court of Appeals for the Federal Circuit. Any injunctive relief against SeaChange will not be determined until after appeal. Even in the event that the Court issues an injunction against SeaChange prohibiting SeaChange from selling the accused video-on-demand products, SeaChange believes that such injunction would have a minimal impact on its ability to ship products and meet customer demands because SeaChange has implemented a revised version of the software which SeaChange believes does not infringe.

SeaChange and nCube have made a submission to the Court requesting that the Court decide post-trial motions in these two cases at the same time, thereby aligning these two cases for simultaneous appeal.

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

SeaChange cannot be certain of the outcome of the foregoing current or potential litigation, but plans to oppose allegations against SeaChange and oppose allegations that may be bought against SeaChange in the future. Accordingly, SeaChange is unable to determine the impact to SeaChange's business, financial condition and results of operations or cash flows.

On June 14, 1999, SeaChange filed a defamation complaint against Jeffrey Putterman, Lathrop Investment Management, Inc. and Concurrent Computer Corporation in the Circuit Court of Pulaski County, Arkansas alleging that the defendants conspired to injure SeaChange's business and reputation in the marketplace. The complaint further alleges that Mr. Putterman and Lathrop Investment Management, Inc. defamed SeaChange through false postings on an Internet message board. The complaint seeks unspecified amounts of compensatory and punitive damages. On June 14, 2000, Concurrent filed a counterclaim under seal against SeaChange seeking unspecified damages. On July 28, 2000, Concurrent filed a motion for summary judgment on the claim of civil conspiracy and on January 4, 2001, the trial court entered an order granting summary judgment for Concurrent on that claim. SeaChange immediately requested reconsideration of this order or, in the alternative, recertification for immediate appeal. On June 12, 2001, the trial court denied the motion for reconsideration but made findings which permitted an immediate appeal and on July 11, 2001 SeaChange filed an appeal. All appellate briefs have been submitted and the parties have requested oral arguments which have since been scheduled for September 18, 2002. The claims against other defendants and counterclaims are currently pending and no trial date has been set. SeaChange cannot be certain of the outcome of the foregoing litigation, but plans to vigorously oppose allegations against SeaChange and assert SeaChange's claims against other parties. In addition, as these claims are subject to additional discovery and certain claims for damages are as yet unspecified, SeaChange is unable to estimate the impact to SeaChange's business, financial condition and results of operations or cash flows.

Item 2.  Changes in Securities and Use of Proceeds

In May 2002, pursuant to the terms of that certain Video-on-Demand Purchase Agreement, dated as of December 1, 2000, by and between SeaChange and Comcast Cable Communications of Pennsylvania, Inc., SeaChange issued to Comcast Cable SC Investment, Inc. ("Comcast SC") a warrant exercisable for fifteen thousand two hundred thirty-five (15,235) shares of SeaChange's common stock. The exercise price of the common stock warrants of $11.94 was based on the average closing market price of SeaChange's common stock for the fifteen trading days prior to the agreed upon determination date, April 26, 2002. This issuance was exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof, as SeaChange did not make any general solicitation relating to the issuance of these warrants. No underwriter was used in connection with this transaction.

Item 4.  Submission of Matters to a Vote of Security Holders.

The annual meeting of the security holders of SeaChange was held on July 17, 2002. Matters considered and acted upon the meeting included the election of one
(1) member to the SeaChange's Board of Directors to serve for a three-year term as a Class III Director, and the approval of an amendment to SeaChange's Second Amended and Restated 1996 Employee Stock Purchase Plan to increase the number of shares of SeaChange's common stock available for issuance thereunder from 450,000 to 700,000 shares.

Carmine Vona was elected as a Class III Director of the Company with 20,678,085 shares of SeaChange's common stock voted for and 472,906 shares of SeaChange's common stock withheld from the election of Mr. Vona. In addition, after the annual meeting, the following persons continued to serve as directors of the
Company: William C. Styslinger, III, Thomas Olson and Martin Hoffmann.

With respect to the approval of the amendment to SeaChange's Second Amended and Restated 1996 Employee Stock Purchase Plan to increase the number of shares of SeaChange's common stock available for issuance thereunder from 450,000 to 700,000 shares, 22,476,310 shares of SeaChange's common stock voted for, 475,181 shares of SeaChange's common stock voted against, and 13,083 shares of SeaChange's common stock abstained from such vote.

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits

    Exhibit 10.1 Amendment No.1, dated as of June 14, 2002, by and between
                 SeaChange International, Inc. and Citizen's Bank of Massachusetts, to that certain Loan and Security Agreement, dated as of October 22, 2001, by and between SeaChange International, Inc. and Citizen's Bank of Massachusetts.

(b)      Reports on From 8-K.

Not applicable.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, SeaChange International, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  September 13, 2002

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


                                 CERTIFICATIONS

Each of the undersigned, in his capacity as an officer of SeaChange International, Inc., provides the following certifications required by 18 U.S.C.
Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, and 17 C.F.R. (S)240.13a-14.

I, William C. Styslinger, III, certify that:

1. I have reviewed this quarterly report on Form 10-Q of SeaChange International, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

Date: September 13, 2002

                                     By: /s/ William C. Styslinger, III
                                         ---------------------------------------
                                         William C. Styslinger, III
                                         President, Chief Executive Officer and
                                         Chairman

I, William L. Fiedler, certify that:

1. I have reviewed this quarterly report on Form 10-Q of SeaChange International, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

Date: September 13, 2002


                                     By: /s/ William L. Fiedler
                                         ---------------------------------------
                                         William L. Fiedler
                                         Chief Financial Officer, Treasurer,
                                         Secretary and Vice President, Finance
                                         and Administration

                                Index to Exhibits

Exhibit 10.1 Amendment No.1, dated as of June 14, 2002, by and between SeaChange International, Inc. and Citizen's Bank of Massachusetts, to that certain Loan and Security Agreement, dated as of October 22, 2001, by and between SeaChange International, Inc. and Citizen's Bank of Massachusetts.