Form 10-Q
period 2002-10-31
SEACHANGE INTERNATIONAL INC
filed 2002-12-13
CIK 1019671

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

                                   (Mark One)

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    -- OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended October 31, 2002

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

YES [X]   NO [_]

Indicate by check mark whether the registrant is an accelerated filer (as defined in 12b-2 of the Exchange Act).

YES [_]   NO [_]

The number of shares outstanding of the registrant's Common Stock on December 11, 2002 was 26,734,866.

                          SEACHANGE INTERNATIONAL, INC.

                                Table of Contents

                                                                                         Page
                                                                                         ----
PART I.   FINANCIAL INFORMATION

          Item 1.   Condensed Consolidated Financial Statements

          Condensed Consolidated Balance Sheet
             at October 31, 2002 (unaudited) and January 31, 2002 ..................       3

          Condensed Consolidated Statement of Operations
             Three and nine months ended October 31, 2002 and
             October 31, 2001 (unaudited) ..........................................       4

          Condensed Consolidated Statement of Cash Flows
             Nine months ended October 31, 2002 and
             October 31, 2001 (unaudited) ..........................................       5

          Notes to Condensed Consolidated Financial Statements .....................    6-14

          Item 2.   Management's Discussion and Analysis
                    of Financial Condition and Results of Operations ...............   15-24

          Item 3.   Quantitative and Qualitative Disclosures About
                    Market Risk ....................................................      24

          Item 4.   Controls and Procedures ........................................      24

PART II.  OTHER INFORMATION

          Item 1.   Legal Proceedings ..............................................      25
          Item 2.   Changes in Securities and Use of Proceeds ......................      27
          Item 6.   Exhibits and Reports on Form 8-K ...............................      27

SIGNATURES .........................................................................      28
CERTIFICATIONS .....................................................................      28

ITEM I.  Financial Statements

                          SEACHANGE INTERNATIONAL, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)

                                                                                   October 31,      January 31,
                                                                                      2002             2002
                                                                                      ----             ----
                                                                                  (unaudited)
Assets
Current assets
      Cash and cash equivalents ...............................................    $  92,888        $  103,898
      Accounts receivable, net of allowance for doubtful accounts
        of $1,198 at October 31, 2002 and $859 at January 31, 2002 ............       22,184            29,916
      Inventories .............................................................       26,218            23,990
      Income tax receivable ...................................................        1,528               118
      Prepaid expenses and other current assets ...............................        3,017             2,193
      Deferred income taxes ...................................................           --             7,294
                                                                                   ---------        ----------

      Total current assets ....................................................      145,835           167,409

Property and equipment, net ...................................................       15,361            17,652
Deferred income taxes .........................................................           --             1,481
Investment in affiliates ......................................................        2,972               493
Other assets ..................................................................          220             1,759
Intangibles, net ..............................................................        2,973             3,930
Goodwill, net .................................................................          253               253
                                                                                   ---------        ----------

                                                                                   $ 167,614        $  192,977
                                                                                   =========        ==========

Liabilities and Stockholders' Equity
 Current liabilities
      Current portion of line of credit and obligations under capital
        leases ................................................................    $     232        $      291
      Accounts payable ........................................................        7,701            14,735
      Accrued litigation reserve ..............................................       10,992                --
      Other accrued expenses ..................................................        2,359             1,837
      Customer deposits .......................................................          536             2,484
      Deferred revenue ........................................................       11,795            13,071
      Income taxes payable ....................................................           85                70
                                                                                   ---------        ----------

      Total current liabilities ...............................................       33,700            32,488
                                                                                   ---------        ----------

Long-term line of credit and obligations under capital leases .................          788             6,363
                                                                                   ---------        ----------

Commitments and contingencies (Notes 8 and 10)

Stockholders' Equity
Convertible preferred stock, 5,000,000 shares authorized, none outstanding ....           --                --
Common stock, $.01 par value; 100,000,000 shares authorized; 26,635,959 and
      26,532,671 shares issued and outstanding at October 31, 2002 and
      January 31, 2002, respectively ..........................................          266               265
Additional paid-in capital ....................................................      160,589           159,914
Deferred equity discount ......................................................           --            (1,164)
Due from stockholders .........................................................           --              (122)
Accumulated deficit ...........................................................      (27,535)           (4,524)
Accumulated other comprehensive loss ..........................................         (194)             (243)
                                                                                   ---------        ----------

Total stockholders' equity ....................................................      133,126           154,126
                                                                                   ---------        ----------

                                                                                   $ 167,614        $  192,977
                                                                                   =========        ==========

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                          SEACHANGE INTERNATIONAL, INC.
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                      (in thousands, except per share data)
                                   (unaudited)

                                                               Three months ended             Nine months ended
                                                               ------------------             -----------------
                                                           October 31,     October 31,    October 31,     October 31,
                                                              2002           2001            2002             2001
                                                           -----------     -----------    -----------     -----------
Revenues:
    Systems .............................................   $  25,945       $  17,776      $  78,361       $  60,829
    Services ............................................       7,926           7,445         22,543          21,572
                                                            ---------       ---------      ---------       ---------

                                                               33,871          25,221        100,904          82,401
Cost of revenues:
    Systems .............................................      15,801          10,682         47,156          35,208
    Services ............................................       5,153           5,201         15,924          15,644
                                                            ---------       ---------      ---------       ---------

                                                               20,954          15,883         63,080          50,852
                                                            ---------       ---------      ---------       ---------

Gross profit ............................................      12,917           9,338         37,824          31,549
                                                            ---------       ---------      ---------       ---------

Operating expenses:
    Research and development ............................       6,478           5,883         19,145          17,560
    Selling and marketing ...............................       3,994           3,410         12,012          10,599
    General and administrative ..........................       3,290           1,748         23,338           5,579
                                                            ---------       ---------      ---------       ---------

                                                               13,762          11,041         54,495          33,738
                                                            ---------       ---------      ---------       ---------

Loss from operations ....................................        (845)         (1,703)       (16,671)         (2,189)
Interest income (expense), net ..........................         304             (80)         1,024            (332)
                                                            ---------       ---------      ---------       ---------

    Loss before income taxes ............................        (541)         (1,783)       (15,647)         (2,521)

Income tax expense (benefit) ............................           -            (571)         7,364            (807)
                                                            ---------       ---------      ---------       ---------

Net loss ................................................   $    (541)      $  (1,212)     $ (23,011)      $  (1,714)
                                                            =========       =========      =========       =========

Basic and diluted loss per share ........................   $   (0.02)      $   (0.05)     $   (0.87)      $   (0.08)
                                                            =========       =========      =========       =========

Weighted average common shares outstanding:
         Basic and diluted ..............................      26,635          22,939         26,592          22,796
                                                            =========       =========      =========       =========

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

                                                                                            Nine months ended
                                                                                            -----------------
                                                                                        October 31,    October 31,
                                                                                           2002           2001
                                                                                          ------         ------
Cash flows from operating activities:
    Net loss ........................................................................    $(23,011)      $(1,714)
    Adjustments to reconcile net loss to net cash
       provided by (used in) operating activities:
          Depreciation and amortization .............................................       6,459         5,268
          Amortization of deferred equity discount ..................................       1,414         1,142
          Deferred taxes ............................................................       7,364          (807)
          Changes in operating assets and liabilities:
              Accounts receivable ...................................................       7,732         2,796
              Inventories ...........................................................      (2,700)         (533)
              Prepaid expenses and other current assets and other assets ............         766          (506)
              Accounts payable ......................................................      (7,034)       (1,201)
              Accrued litigation reserve ............................................      10,992            --
              Other accrued expenses ................................................         403            72
              Customer deposits .....................................................      (1,948)       (3,000)
              Deferred revenue ......................................................      (1,276)          927
              Income taxes payable ..................................................          15          (485)
                                                                                         --------       -------

                   Net cash provided by (used in) operating activities ..............        (824)        1,959
                                                                                         --------       -------

Cash flows from investing activities:
    Purchases of property and equipment .............................................      (2,568)       (5,559)
    Purchase of intangible assets ...................................................        (171)       (2,709)
    Investment in affiliates ........................................................      (2,479)           --
                                                                                         --------       -------

                   Net cash used in investing activities ............................      (5,218)       (8,268)
                                                                                         --------       -------

Cash flows from financing activities:
    Borrowings under equipment line of credit .......................................          --         5,409
    Repayment of borrowings under revolving line of credit ..........................          --        (4,000)
    Repayment of borrowings under construction loan and equipment line of credit ....      (5,520)       (4,967)
    Repayment of obligations under capital lease ....................................        (114)         (150)
    Net proceeds from issuance of common stock ......................................         544        11,152
    Collection of notes receivable from stockholders ................................         122            --
                                                                                         --------       -------

                   Net cash provided by (used in) financing activities ..............      (4,968)        7,444
                                                                                         --------       -------

Net increase (decrease) in cash and cash equivalents ................................     (11,010)        1,135
Cash and cash equivalents, beginning of period ......................................     103,898         6,145
                                                                                         --------       -------

Cash and cash equivalents, end of period ............................................    $ 92,888       $ 7,280
                                                                                         ========       =======

Supplemental disclosure of noncash activities
    Transfer of items originally classified as fixed assets to inventories ..........    $  1,445       $   530
    Transfer of items originally classified as inventories to fixed assets ..........    $  1,917       $ 1,047

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

3.      Earnings Per Share

For the three and nine months ended October 31, 2002 and October 31, 2001, common shares of 4,506,486 and 3,503,315 respectively, issuable upon the exercise of stock options, are antidilutive because SeaChange recorded a net loss for the period, and therefore, have been excluded from the diluted loss per share computation.

                          SEACHANGE INTERNATIONAL, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                      (in thousands, except per share data)

Below is a summary of the shares used in calculating basic and diluted earnings per share for the periods indicated:

                                                                              Three months ended        Nine months ended
                                                                              ------------------        -----------------
                                                                           October 31, October 31,  October 31, October 31,
                                                                                2002         2001       2002         2001
                                                                           ----------- -----------  ----------- -----------
    Weighted average shares used in calculating earnings per share--
         Basic..........................................................        26,635      22,939     26,592        22,796
         Dilutive common stock equivalents..............................            --          --         --            --
                                                                                ------      ------     ------        ------
    Weighted average shares used in calculating earnings per share-
         Diluted........................................................        26,635      22,939     26,592        22,796
                                                                                ======      ======     ======        ======

4.        Inventories

          Inventories consist of the following:

                                                                                     October 31,        January 31,
                                                                                      2002                  2002
                                                                                      ----------        ---------
       Components and assemblies........................................                 $19,544          $17,046
       Finished products................................................                   6,674            6,944
                                                                                         -------        ---------
                                                                                         $26,218          $23,990
                                                                                         =======        =========


5.     Comprehensive Loss

       SeaChange's comprehensive loss was as follows:

                                                                            Three months ended         Nine months ended
                                                                            ------------------         -----------------
                                                                          October 31,     October 31, October 31,     October 31
                                                                             2002            2001           2002           2001
                                                                          -------         -------     ----------      ---------
Net loss................................................................   $(541)          $(1,212)     $(23,011)       $(1,714)
Other comprehensive income (expense), net of tax:
    Foreign currency translation adjustment, net of
      tax of $ -, $4, $- and $(11), respectively........................     (28)                7            49            (22)
                                                                           -----          --------     ---------       --------

Other comprehensive income (expense)....................................     (28)                7            49            (22)
                                                                           -----          --------     ---------       --------

Comprehensive loss......................................................   $(569)          $(1,205)     $(22,962)       $(1,736)
                                                                           =====          ========     =========       ========


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

                          SEACHANGE INTERNATIONAL, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                      (in thousands, except per share data)

                                                        Three months ended             Nine months ended
                                                        ------------------             -----------------
                                                    October 31,       October 31,     October 31,    October 31,
                                                        2002           2001                2002        2001
                                                    -----------        -----               ------     ------
Revenues

           Broadband......................           $22,373            $13,629         $ 63,148       $48,158
           Broadcast......................             3,572              4,147           15,213        12,671
           Services.......................             7,926              7,445           22,543        21,572
                                                     -------            -------         --------       -------

           Total..........................           $33,871            $25,221         $100,904       $82,401
                                                     -------            -------         --------       -------

Costs of revenues

           Broadband......................           $13,739             $8,256         $ 38,859       $27,956
           Broadcast......................             2,062              2,426            8,297         7,252
           Services.......................             5,153              5,201           15,924        15,644
                                                     -------            -------         --------       -------

           Total..........................           $20,954            $15,883         $ 63,080       $50,852
                                                     =======            =======         ========       =======

The following summarizes revenues by geographic locations:

Revenues

           United States                             $29,996            $21,635         $ 87,860       $71,313
           Canada and South America                      578                406            2,226           940
           Europe                                      2,468              1,292            5,998         5,185
           Asia Pacific and rest of world                829              1,888            4,820         4,963
                                                     -------            -------         --------       -------

           Total                                     $33,871            $25,221         $100,904       $82,401
                                                     =======            =======         ========       =======

For the three and nine months ended October 31, 2002 and October 31, 2001, a limited number of SeaChange's customers each accounted for more than 10% of SeaChange's total revenues. Four single customers accounted for 19%, 17%, 14% and 13% of total revenues in the three months ended October 31, 2002 and a single customer accounted for 38% of total revenues in the three months ended October 31, 2001. Three single customers accounted for 21%, 17% and 10% of total revenues in the nine months ended October 31, 2002 and two single customers accounted for 20% and 17% of total revenues in the nine months ended October 31, 2001. Revenue from these customers was in the broadband segment. SeaChange believes that revenues from current and future large customers will continue to represent a significant proportion of total revenues.

7. Goodwill and Intangible Assets

In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets," which was effective for SeaChange on February 1, 2002. SFAS 142 requires, among other things, the discontinuance of goodwill amortization and includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, and reclassification of certain intangibles from previously reported goodwill. This analysis, which was completed during the quarter ended April 30, 2002 resulted in $253,000 being identified as goodwill and the remaining gross carrying value of $5.4 million with an accumulated amortization balance of $2.1 million being identified as patent related intangibles. SeaChange reassessed the useful lives of the intangible assets and determined that the lives were appropriate. For the three and nine months ended October 31, 2002, SeaChange amortized $384,000 and $1.1 million, respectively, of the patent intangibles as general and administrative expenses and estimates annual amortization expense to be $1.5 million for the fiscal year ending January 31, 2003 and 2004, and $1.0 million for the fiscal year ending January 31, 2005. In accordance with SFAS 142, SeaChange completed the transitional impairment test of its goodwill as of July 31, 2002 and no adjustment to goodwill was necessary. As of February 1, 2002, SeaChange ceased the amortization of goodwill. The following is the effect on net loss and net loss per share had SFAS 142 been in effect for the three and nine months ended October 31, 2002 and October 31, 2001 (in thousands, except per share amounts):

                          SEACHANGE INTERNATIONAL, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                      (in thousands, except per share data)


                                                                   Three months ended                     Nine months ended
                                                                   ------------------                     -----------------
                                                          October 31, 2002   October 31, 2001    October 31, 2002  October 31, 2001
                                                          ----------------   ----------------    ----------------  ----------------
Net loss ...............................................      $ (541)          $(1,212)             $ (23,011)         $ (1,714)
Add back: Impact of goodwill amortization,
    net of tax of $-, $10, $-  and $30, respectively ...          --                22                     --                66
                                                              ------          --------              ---------          --------

Adjusted net loss ......................................      $ (541)          $(1,190)             $ (23,011)         $ (1,648)
                                                              ======          ========              =========          ========

Net loss per share- basic and diluted ..................      $(0.02)          $ (0.05)             $   (0.87)         $  (0.08)
Add back: Impact of goodwill amortization,
    net of taxes .......................................       (0.00)            (0.00)                 (0.00)            (0.00)
                                                              ------          --------              ---------          --------

Adjusted net loss per share- basic and diluted .........      $(0.02)          $ (0.05)             $   (0.87)         $  (0.08)
                                                              ======          ========              =========          ========

8. Legal Proceedings

On June 13, 2000, SeaChange filed in the United States District Court for the District of Delaware a lawsuit against one of SeaChange's competitors, nCube Corp., whereby SeaChange alleged that nCube's MediaCube-4 product infringed a patent held by SeaChange (Patent No. 5,862,312) relating to SeaChange's MediaCluster technology. In instituting the claim, SeaChange sought both a permanent injunction and damages in an unspecified amount. nCube made a counterclaim against SeaChange that SeaChange's patent was invalid and that nCube's MediaCube-4 product did not infringe SeaChange's patent. On September 6, 2000, nCube conceded that, based on a claim construction ruling issued by the District Court on August 2000, nCube's MediaCube-4 product infringed SeaChange's patent. On September 25, 2000, a jury upheld the validity of SeaChange's patent. On March 28, 2002, the Court denied nCube's motion for a new trial and on September 30, 2002, the Court denied nCube's motions for judgment as a matter of law. Any damages and injunctive relief against nCube will not be awarded until after appeal.

On January 8, 2001, nCube Corp. filed a complaint against SeaChange in the United States District Court for the District of Delaware alleging that SeaChange's use of SeaChange's MediaCluster, MediaExpress and Media Server technology each infringe Patent No. 5,805,804 held by nCube ("`804"). In instituting the claim, nCube sought both an injunction and monetary damages. On May 29, 2002, the jury rendered a verdict that SeaChange infringed the nCube `804 patent. Based on a reasonable royalty rate of 7%, the jury determined that damages through January 31, 2002 amounted to $2,035,829 and that SeaChange owes a 7% royalty on subsequent sales of the accused video-on-demand products. The jury also found that SeaChange's infringement was willful and the court will determine whether to enhance the damages in a later proceeding. In accordance with SFAS No. 5, "Accounting for Contingencies," SeaChange recorded certain charges to reflect this unfavorable jury verdict against SeaChange in the first quarter of fiscal 2003. The charges recorded totaled $14.4 million and included provisions for estimated damages and treble damages relating to the shipments of the accused video-on-demand ("VOD") systems through April 30, 2002, legal expenses including $1.5 million of SeaChange deferred legal costs that had been included in other assets as of January 31, 2002, and accrued interest on total damages. The legal expenses paid through October 31, 2002 of $3.6 million includes $1.5 million of SeaChange legal expense that had been included in other assets as of January 31, 2002 and SeaChange litigation expenses paid in the first and second quarters of fiscal 2003 related to pre-verdict legal services.

                          SEACHANGE INTERNATIONAL, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                      (in thousands, except per share data)

Estimated damages on the accused VOD shipments through April 30, 2002 .............................   $  2,787,000
Estimated treble damages on the accused VOD shipments
     through April 30, 2002 .......................................................................      5,574,000
Estimated legal fees (including write-off of capitalized legal costs and nCube legal fees) ........      5,621,000
Accrued interest on estimated damages and treble damages
     through April 30, 2002 .......................................................................        418,000
                                                                                                      ------------

                                                                                                        14,400,000

Additional accrued interest on estimated damages and treble damages through
     October 31, 2002 .............................................................................        213,000
Legal expenses paid through October 31, 2002 ......................................................     (3,621,000)
                                                                                                      ------------

Accrued litigation reserve as of October 31, 2002 .................................................   $ 10,992,000
                                                                                                      ============

These estimates reflect SeaChange's best estimate of its exposure based on information currently available. However, SeaChange believes that any liability ultimately incurred after pursuing all legal options will not likely exceed the provision recorded in the first quarter, except for on-going legal fees associated with the dispute and additional accrued interest. Other than the payment of SeaChange's legal fees, any payment of the other amounts recorded as charges will only occur in the event that the jury verdict is upheld and treble damages are awarded. SeaChange is contesting both the jury's verdict and the Court's underlying patent claim construction in post-trial motions and, if necessary, expects to contest the verdict and claim construction by appeal to the United States Court of Appeals for the Federal Circuit. Any injunctive relief against SeaChange will not be determined until after appeal. Even in the event that the Court issues an injunction against SeaChange prohibiting SeaChange from selling the accused video-on-demand products, SeaChange believes that such injunction would have a minimal impact on its ability to ship products and meet customer demands because SeaChange has implemented a revised version of the software which SeaChange believes does not infringe the nCube `804 patent.

SeaChange and nCube have made a submission to the Court requesting that the Court decide post-trial motions in these two cases at the same time, thereby aligning these two cases for simultaneous appeal.

On March 26, 2002, nCube Corp. filed a complaint against SeaChange in the United States District Court for the District of Delaware seeking a declaratory judgment that its redesigned MediaCube-4 product does not infringe U.S. Patent No. 5,862,312 held by SeaChange. The complaint also alleges that nCube has been damaged by a certain statement made by SeaChange's Chief Executive Officer during a public conference call to discuss SeaChange's earnings on March 5, 2002. nCube is seeking a public retraction of the statement and is seeking damages in an unspecified amount. On April 15, 2002, SeaChange moved to dismiss all claims on the grounds that the patent-related issues are currently pending before the Court in the lawsuit previously filed by SeaChange, and the Court lacks jurisdiction over the remaining claims. On June 25, 2002, the Court stayed that action pending resolution of the appeals in the previously filed lawsuit.

In addition, nCube has asserted that SeaChange infringes several other patents and that it may take legal action in the future. SeaChange believes that it does not infringe any valid claim in these other patents.

SeaChange cannot be certain of the outcome of the foregoing current or potential litigation, but plans to vigorously defend itself against allegations made against SeaChange and oppose allegations that may be brought against SeaChange in the future. Accordingly, SeaChange is unable to determine the ultimate impact of this litigation on SeaChange's business, financial condition and results of operations or cash flows.

                          SEACHANGE INTERNATIONAL, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                      (in thousands, except per share data)


On June 14, 1999, SeaChange filed a defamation complaint against Jeffrey Putterman, Lathrop Investment Management, Inc. and Concurrent Computer Corporation in the Circuit Court of Pulaski County, Arkansas alleging that the defendants conspired to injure SeaChange's business and reputation in the marketplace. The complaint further alleges that Mr. Putterman and Lathrop Investment Management, Inc. defamed SeaChange through false postings on an Internet message board. The complaint seeks unspecified amounts of compensatory and punitive damages. On June 14, 2000, Concurrent filed a counterclaim under seal against SeaChange seeking unspecified damages. On July 28, 2000, Concurrent filed a motion for summary judgment on the claim of civil conspiracy and on January 4, 2001, the trial court entered an order granting summary judgment for Concurrent on that claim. On June 12, 2001, the trial court denied the motion for reconsideration but made findings which permitted an immediate appeal and on July 11, 2001 SeaChange filed an appeal. On October 2, 2002, the Arkansas Court of Appeals reversed the judgment entered in favor of Concurrent and remanded the matter to the trial court. The Arkansas Supreme Court declined Concurrent's request for review. Once remand is finalized, SeaChange's claims against all defendants and any counterclaims will be set for trial. SeaChange cannot be certain of the outcome of the foregoing litigation, but plans to vigorously oppose allegations against SeaChange and assert SeaChange's claims against other parties. In addition, as these claims are subject to additional discovery and certain claims for damages are as yet unspecified, SeaChange is unable to estimate the impact to SeaChange's business, financial condition and results of operations or cash flows.

On October 30, 2002, a purported class action lawsuit was filed in the United States District Court for the District of Massachusetts by Leon and Rena Beylus, individually and on behalf of all others similarly situated, against SeaChange, Morgan Stanley & Co. Incorporated, Thomas Weisel Partners LLC, RBC Dain Rauscher, Inc., William C. Styslinger, III, William L. Fiedler, Martin R. Hoffmann, Thomas F. Olson and Carmine Vona ( the "Beylus Complaint"). On November 26, 2002, a purported class action complaint was filed in the United States District Court for the District of Massachusetts against the same parties by Panther Partners, Inc. (collectively with the Beylus Complaint, the "Complaints"). The Complaints allege that the registration statement and prospectus issued by SeaChange in connection with its stock offering completed on January 31, 2002 contained statements that were materially inaccurate. The plaintiffs are seeking damages in an unspecified amount, together with interest thereon, recissory damages, reimbursement of costs and expenses, and further relief that the court may determine to be appropriate. SeaChange believes the allegations in the Complaints are without merit and intends to defend itself vigorously in these matters.

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

In May 2002, SeaChange issued Comcast 15,235 incentive common stock purchase warrants based on the number of cable subscribers in excess of the first one million subscribers that will be served by SeaChange equipment. The exercise price of the incentive common stock purchase warrants of $11.94 was based on the average closing market price of SeaChange's common stock for the fifteen trading days ending on the agreed upon determination date of April 26, 2002. SeaChange recorded a contra-equity amount of $125,000 representing the fair value of the additional incentive common stock purchase warrants issued. During the three months ended July 31, 2002, SeaChange amortized the $125,000 of the deferred equity discount as an offset to gross revenue because the warrants were earned by Comcast.

                          SEACHANGE INTERNATIONAL, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                      (in thousands, except per share data)


In August 2002, SeaChange issued Comcast an additional 887 incentive common stock purchase warrants based on the number of cable subscribers in excess of the first one million subscribers that will be served by SeaChange equipment. The exercise price of the incentive common stock purchase warrants of $8.01 was based on the average closing market price of SeaChange's common stock for the fifteen trading days ending on the determination date of June 30, 2002. SeaChange recorded $6,000 as an offset to gross product revenue representing the fair value of the 887 additional incentive common stock purchase warrants issued. In addition, during the three months ended October 31, 2002, SeaChange recorded $118,000 as an offset to gross product revenue representing the estimated fair value of 28,053 additional incentive common stock purchase warrants, based on the number of cable subscribers in excess of the first one million subscribers, earned by Comcast as of October 31, 2002. The estimated fair value of the common stock purchase warrants was based on the average closing market price of SeaChange's common stock for the fifteen trading days ending on October 31, 2002.

10.  Investment in Affiliates

On October 29, 2002, SeaChange entered into a Subscription and Shareholders Agreement (the "Subscription Agreement") with ON Demand Group Limited ("ODG"), a company incorporated in England and Wales that provides video-on-demand services in Europe. Pursuant to the Subscription Agreement, SeaChange invested 1.5 million U.K. pounds Sterling (approximately $2.3 million) in exchange for 600,000 newly issued ordinary shares of ODG representing approximately 23% of the total outstanding capital stock of ODG as of October 29, 2002. In connection with this Subscription Agreement, SeaChange entered into a Business Development Agreement with ODG for a minimum of five years whereby ODG agreed to exclusively purchase and to market and promote SeaChange's video-on-demand systems and software worldwide in connection with furnishing video-on-demand services to ODG's customers.

As part of the Subscription Agreement, SeaChange has committed to purchase in two separate tranches, additional ordinary shares and preference shares of ODG from ODG and certain of its existing shareholders for an additional aggregate purchase price of up to 8.5 million U.K. pounds Sterling subject to ODG's satisfaction of certain conditions as set forth in the Subscription Agreement. Preference shares of ODG are non-voting equity shares that have certain rights and restrictions as outlined in ODG's Articles of Association, including but not limited to annual dividends, liquidation preferences and redemption/repurchase rights. In the first tranche, SeaChange agreed to purchase an additional 200,000 newly issued ordinary shares of ODG for an aggregate purchase price of 500,000 U.K. pounds Sterling, and an additional 400,000 ordinary shares of ODG from certain existing shareholders of ODG for an aggregate purchase price of 1.0 million U.K. pounds Sterling, subject to ODG's satisfaction of the conditions set forth in the Subscription Agreement for the first investment tranche, including the execution of an agreement by ODG with a major European cable operator for the supply of video-on-demand products and services to the customers of such European cable operator on or prior to December 31, 2002. In the second tranche, SeaChange agreed to purchase an additional 309,350 newly issued ordinary shares of ODG for an aggregate purchase price of 773,375 U.K. pounds Sterling, and an additional 6,226,625 newly issued preference shares of ODG for an aggregate purchase price of 6,226,625 U.K. pounds Sterling, subject to ODG's satisfaction of the conditions as set forth in the Subscription Agreement for the second investment tranche, including the satisfaction of all of the conditions for the first tranche and the execution of certain content provision agreements by ODG with at least three studios providing for the supply of content for video-on-demand service on or prior to December 31, 2003. In the event of the expiration or the termination, for any reason other than breach of contract, of the Business Development Agreement, ODG, upon written notification from SeaChange, shall procure the sale or redemption of all the shares held by SeaChange at a price equal to the then current fair value of such shares in respect to the ordinary shares, and the redemption value of the preference shares as defined in the Articles of Association.

SeaChange accounts for its investment in ODG under the equity method of accounting in accordance with APB Opinion No. 18, "The Equity Method of Accounting for Investments in Common Stock."

As disclosed in SeaChange's Current Report on Form 8-K filed November 13, 2002, SeaChange will file the financial statements required by Item 7 of Form 8-K as soon as practicable, but in any event not later than January 13, 2003.

                          SEACHANGE INTERNATIONAL, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                      (in thousands, except per share data)


11. Income Taxes

SeaChange has deferred tax assets that have arisen primarily as a result of operating losses incurred and other temporary differences between book and tax accounting. Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," requires the establishment of a valuation allowance when, based on an evaluation of objective evidence, there is a likelihood that some portion or all of the deferred tax assets will not be realized. SeaChange continually reviews the adequacy of the valuation allowance for deferred tax assets. As a result of recognizing a $14.8 million operating loss during the three months ended April 30, 2002, SeaChange has determined that it is more likely than not that its deferred tax assets will not be realized and accordingly has recorded income tax expense and valuation allowance against the net deferred tax assets of $7.4 million. If SeaChange generates future taxable income against which these tax attributes may be applied, some portion or all of the valuation allowance would be reversed and a corresponding increase in net income would be reported in future periods.

12. New Accounting Pronouncements

In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 143 ("SFAS 143"), "Accounting for Obligations Associated with the Retirement of Long-Lived Assets." SFAS 143 provides the accounting requirements for retirement obligations associated with tangible long-lived assets. SFAS 143 is effective for financial statements for fiscal years beginning after June 15, 2002. SeaChange believes the adoption of SFAS 143 will not have a material impact on its financial position and results of operations.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," ("SFAS 146") which will become effective for exit or disposal activities initiated after January 31, 2003. SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and supersedes Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SeaChange believes the adoption of SFAS 146 will not have a material impact on its financial position and results of operations.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

         Factors That May Affect Future Results

Any statements contained in this Form 10-Q that do not describe historical facts may constitute forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. These statements relate to future events or our future financial performance and are identified by words such as "may," "will," "could," "should," "expect," "plan," "intend," "seek," "anticipate," "believe," "estimate," "potential," or "continue" or other comparable terms or the negative of those terms. Forward-looking statements in this Form 10-Q include certain statements regarding the effect of certain accounting standards on our financial position and results of operations, the effect of certain legal claims against us, projected changes in our revenues, earnings and expenses, exchange rate sensitivity, interest rate sensitivity, liquidity, product introductions and general market conditions. Our actual future results may differ significantly from those stated in any forward-looking statements. Any such forward-looking statements contained herein are based on current expectations, but are subject to a number of risks and uncertainties that may cause actual results to differ materially from expectations. The factors that could cause actual future results to differ materially from current expectations include the following: the emergence and acceptance of the video-on-demand market; the loss of one of the Company's large customers; the cancellation or deferral of purchases of the Company's products; a decline in demand or average selling price for the Company's broadband products; the Company's ability to manage its growth; content providers limiting the scope of content licensed for use in the video-on-demand market; the Company's ability to introduce new products or enhancements to existing products; the Company's dependence on certain sole source suppliers and third-party manufacturers; the Company's ability to compete in its marketplace; the Company's ability to respond to changing technologies; the Company's ability to protect its intellectual property rights and the expenses that may be incurred by the Company to protect its intellectual property rights; an unfavorable result of current or future litigation, including our current patent litigation with nCube Corp. and the current securities class action lawsuits filed against us; the risks associated with international sales; the Company's ability to integrate the operations of acquired subsidiaries; changes in the regulatory environment; the Company's ability to hire and retain highly skilled employees; and increasing social and political turmoil. Further information on factors that could cause actual results to differ from those anticipated is detailed in various filings made by us from time to time with the Securities and Exchange Commission, including but not limited to, those appearing under the caption "Certain Risk Factors" in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 30, 2002. Any forward-looking statements should be considered in light of those factors.

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

A summary of those accounting policies that we believe are most critical to fully understand and evaluate our financial results is set forth in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 30, 2002. In addition, as a result of changes in facts and circumstances relating to certain litigation and income tax matters, the adoption of SFAS 142, "Goodwill and Other Intangible Assets" and our investment in affiliates, we have updated below those accounting policies that we believe are most critical to fully understand and evaluate our financial results, and these policies should be read in conjunction with our Consolidated Financial Statements and the related Notes included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 30, 2002.

Accounting for Contingencies. During the quarter ended April 30, 2002, we recorded a $14.4 million charge to operations in connection with the unfavorable jury verdict received against SeaChange related to the patent infringement claim filed by nCube Corp. on January 8, 2001. In accordance with Statement of Financial Accounting Standards No. 5, "Accounting for Contingencies," and related guidance, we determined that based upon the unfavorable jury verdict stating that our infringement was willful, we determined that it was probable that certain deferred legal costs previously incurred in connection with defending an existing patent had become impaired and that liabilities for damages, treble damages, legal fees, including estimated nCube legal fees, and related accrued interest had been incurred as of April 30, 2002. We also were able to develop reasonable estimates of our loss based on information then currently available about the jury's verdict concerning willful infringement and related damages and the likelihood of treble damages. Other than the payment of our legal fees, any payment of the other amounts recorded as one-time charges will only occur in the event that the jury verdict is upheld and treble damages are awarded. We believe that any liability ultimately incurred after pursuing all legal options will not likely exceed the provision recorded in the quarter ended April 30, 2002 except for the continuation of accrued interest. However, we have revised our ongoing legal expenses based on legal expenses incurred in the last two fiscal quarters and we expect to incur on-going legal fees and will continue to accrue interest on the potential damages award in the aggregate amount of approximately $800,000 to $900,000 per fiscal quarter until the matter is resolved. For the three months ended October 31, 2002, approximately $900,000 in legal fees and accrued interest on the potential damages award related to this litigation were recorded as general and administrative expenses.

Valuation of Long-Lived Assets. In accordance with Statement of Financial Accounting Standards Board No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which we adopted on February 1, 2002, the carrying value of intangible assets and other long-lived assets is reviewed on a regular basis for the existence of facts or circumstances, both internal and external, that may suggest an asset is not recoverable - that is, the carrying amount of the asset exceeds the sum of the undiscounted cash flows expected to result from the asset's use and eventual disposition. Factors we consider important that could trigger the impairment review include:

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

Investment in Affiliates. On October 29, 2002, we entered into a Subscription and Shareholders Agreement (the "Subscription Agreement") with ON Demand Group Limited ("ODG"), a company incorporated in England and Wales that provides video-on-demand services in Europe. Pursuant to the Subscription Agreement, we invested 1.5 million U.K. pounds Sterling (approximately $2.3 million) in exchange for 600,000 newly issued ordinary shares of ODG representing approximately 23% of the total outstanding capital stock of ODG as of October 29, 2002. In connection with this Subscription Agreement, we entered into a Business Development Agreement with ODG for a minimum period of five years whereby ODG agreed to exclusively purchase and to market and promote our video-on-demand systems and software worldwide in connection with furnishing video-on-demand services to ODG's customers. The realization of our investments in equity securities may be affected by the affiliate's ability to obtain adequate funding and execute its business plans, general market conditions, industry considerations specific to the affiliate's business, and other factors. The inability of an affiliate to obtain future funding or successfully execute its business plan could adversely affect our earnings in the periods affected by those events. Future adverse changes in market conditions or poor operating results of underlying investments could result in losses or in inability to recover the carrying value of the investments that may not be reflected in an investment's current carrying value, thereby possibly requiring an impairment charge in the future. We record an impairment charge when we believe an investment has experienced a decline in value other-than-temporary.

Principles of Consolidation. We consolidate the balance sheets and results of operations of all wholly and majority owned subsidiaries. We also hold minority investments in the common stock of certain private companies having product offerings or customer relationships that are strategic to us. These investments in affiliates include investments accounted for under the cost method and the equity method of accounting. Under the cost method of accounting, which generally applies to investments that represent less than a 20% ownership interest of the equity shares of the affiliate, the investments are carried at cost and we monitor the investments for impairment and make appropriate reductions in the carrying value, if necessary. Under the equity method of accounting, which generally applies to investments that represent 20% to 50% ownership of the equity securities of the affiliate, our proportionate ownership share of the earnings or losses of the affiliate is included in equity income in our consolidated statement of operations.

For transactions involving the sale of our products and services to an affiliated entity in which we have an equity ownership interest, the extent of revenue and profit recognized varies based on the level of equity interest we hold. When our equity ownership interest in the affiliated customer is less than 20%, generally no revenue or profit is deferred or eliminated upon the sale of our products to an affiliated entity. When our equity ownership interest is between 20% and 50%, provided that we do not control the affiliated entity, we generally recognize revenue upon shipment but we eliminate a portion of the profit equal to our equity ownership interest in the entity. The profit is eliminated through a charge to equity in the earnings of affiliated entities with a corresponding reduction in the carrying value of the investment in the affiliate.

Three Months Ended October 31, 2002 Compared to the Three Months Ended October 31, 2001

Revenues

Systems. Our systems revenues consist of sales within our broadband segment (primarily digital advertising and video-on-demand systems) and our broadcast segment. Systems revenues increased 46% to $25.9 million in the three months ended October 31, 2002 from $17.8 million in the three months ended October 31, 2001. Revenues from the broadband segment, which accounted for 66% and 54% of total revenues in the three months ended October 31, 2002 and 2001, respectively, increased to $22.4 million in 2002 as compared to $13.6 million in 2001. Video-on-demand system revenues were $15.3 million for the three months ended October 31, 2002 as compared to $10.2 million in the comparable quarter in the prior year primarily due to increased deployments of residential video-on-demand systems in the United States for U.S. cable operators. Included as a reduction in the video-on-demand systems revenue in the three months ended October 31, 2002 was the amortization of $124,000 related to the deferred equity discount associated with the Comcast equity investment. Digital advertising system revenues were $7.0 million for the three months ended October 31, 2002 as compared to $3.4 million in the prior year. The increase in advertising system revenues was a result of expansions to existing digital advertising insertion systems by several U.S. cable operators. Broadcast system segment revenues were $3.6 million in the three months ended October 31, 2002 as compared to $4.1 million in the three months ended October 31, 2001. We expect future revenue growth, if any, to come principally from our video-on-demand and broadcast system products as cable and telecommunications companies continue to offer new video-on-demand applications for their customers and the market for digital video servers within the broadcast industry continues to expand. We do not expect the Business Development Agreement with ODG to have a significant impact on our video-on-demand revenues until late fiscal 2004 or fiscal 2005. As revenues from broadcast and video-on-demand products increase, the digital advertising products will become a smaller portion of total system revenues. However, we believe that there will be continued demand for expansions to existing digital advertising insertion systems within the U.S. and growth potential for new interactive advertising systems in the future.

Services. Our services revenues consist of fees for installation, training, product maintenance, technical support services and movie content fees. Our services revenues increased 7% to $7.9 million in the three months ended October 31, 2002 from $7.4 million in the three months ended October 31, 2001. This increase in services revenues primarily resulted from the renewals of technical support and maintenance services and the impact of a growing installed base of systems offset in part by a lower level of product development services.

For the three-month periods ended October 31, 2002 and October 31, 2001, a limited number of our customers each accounted for more than 10% of our total revenues. Four single customers accounted for 19%, 17%, 14% and 13% of total revenues in the three months ended October 31, 2002, and a single customer accounted for 38% of total revenues in the three months ended October 31, 2001. Revenue from these customers was in the broadband segment. We believe that revenues from current and future large customers will continue to represent a significant proportion of total revenues.

International sales accounted for approximately 11% and 14% of total revenues in the three-month periods ended October 31, 2002 and October 31, 2001, respectively. We expect that international sales will become a more significant portion of our business in the future. As of October 31, 2002, substantially all sales of our products were made in United States dollars. Therefore, we have not experienced, nor do we expect to experience in the near term, any material impact from fluctuations in foreign currency exchange rates on our results of operations or financial position. If this practice changes in the future, we will reevaluate our foreign currency exchange rate risk.

Gross Profit

Systems. Costs of systems revenues consist primarily of the cost of purchased components and subassemblies, labor and overhead relating to the final assembly and testing of complete systems and related expenses. Costs of systems revenues increased 48% to $15.8 million in the three months ended October 31, 2002 as compared to $10.7 million in the three months ended October 31, 2001. In the three months ended October 31, 2002, the increase in costs of systems revenues reflects higher systems revenue and higher material costs within the video-on-demand products. We expect cost of systems revenues as a percentage of revenues for the video-on-demand products within the broadband segment to remain at high levels as the products are first deployed and to decrease as the revenue level increases and we improve our manufacturing and material purchasing efficiencies through fiscal 2004.

Systems gross profit as a percentage of systems revenues was 39% and 40% in the three months ended October 31, 2002 and October 31, 2001, respectively. Gross profit for the broadband and broadcast segments remained flat at 39% and 42%, respectively for each of the three-month periods ended October 31, 2002 and October 31, 2001.

Services. Costs of services revenues consist primarily of labor, materials and overhead relating to the installation, training, product maintenance and technical support services provided by us and costs associated with providing movie content. Costs of services revenues remained flat at $5.2 million in the three months ended October 31, 2002 and the three months ended October 31, 2001, respectively. Services gross profit as a percentage of services revenue was 35% in the three months ended October 31, 2002 and 30% in the three months ended October 31, 2001. We expect that we will continue to experience fluctuations in gross profit as a percentage of services revenue as a result of the timing of revenues from technical support and other services to support the growing installed base of systems and the timing of costs associated with our ongoing investment required to build a service organization to support the installed base of systems and new products.

Research and Development. Research and development expenses consist primarily of compensation of development personnel, depreciation of equipment and an allocation of related facilities expenses. Research and development expenses increased 10% to $6.5 million in the three months ended October 31, 2002 as compared to $5.9 million in the three months ended October 31, 2001. The increase in the three months ended October 31, 2002 was primarily attributable to the hiring and contracting of additional development personnel which reflects our continuing investment in new products. We expect that research and development expenses will continue to increase in dollar amount in comparison to similar periods in prior years as we continue to develop and support our new and existing products.

Selling and Marketing. Selling and marketing expenses consist primarily of compensation expenses, including sales commissions, travel expenses and certain promotional expenses. Selling and marketing expenses increased 17% to $4.0 million in the three months ended October 31, 2002 from $3.4 million in the three months ended October 31, 2001. The increase was primarily due to the hiring of additional sales personnel for our video-on-demand and broadcast products, higher commissions on increased revenues and higher travel and other promotional related costs.

General and Administrative. General and administrative expenses consist primarily of provision for litigation and related expenses resulting from the nCube jury verdict, compensation of executive, finance, human resource and administrative personnel, legal and accounting services and an allocation of related facilities expenses. General and administrative expenses increased to $3.3 million in the three-month period ended October 31, 2002, as compared to $1.7 million in the three-month period ended October 31, 2001. This increase is primarily due to legal expenses and accrued interest on potentially awarded damages of approximately $900,000 associated with the unfavorable jury verdict in connection with the litigation with nCube. We have revised our ongoing legal expenses based on legal expenses incurred in each of the last two quarters and we expect to incur on-going legal fees and accrued interest in the aggregate amount of approximately $800,000 to $900,000 per fiscal quarter until the matter is resolved. We intend to vigorously contest both the jury's verdict and the U.S. District Court's underlying patent claim construction both in post-trial motions and, if necessary, by way of an appeal to the United States Court of Appeals for the Federal Circuit. We have filed counter claims in connection with the above nCube `804 patent litigation.

Interest Income (Expense), net. Interest expense, net was $80,000 for the three months ended October 31, 2001 and interest income, net was $304,000 for the three months ended October 31, 2002. The increase in interest income, net in the three months ended October 31, 2002 primarily resulted from interest on invested cash balances resulting from our public stock offering which closed on January 31, 2002.

Income Tax Expense. Primarily as a result of the $14.4 million charge to operations recorded in the first quarter of fiscal 2003 related to the unfavorable jury verdict in the nCube litigation, we have determined that it is more likely than not that our deferred tax assets as of October 31, 2002 will not be realized. Accordingly, we recorded income tax expense of $7.4 million in the three months ended April, 30, 2002 for a valuation allowance against all net deferred tax assets and we have not recorded any income tax benefit in the three months ended October 31, 2002. We will continue to assess the need for the valuation allowance at each balance sheet date based on all available evidence, including generating sufficient taxable income in future periods. Our effective tax rate of 32% for the quarter ended October 31, 2001 was favorably impacted by the utilization of research and development tax credits.

Nine Months Ended October 31, 2002 Compared to the Nine Months Ended October 31, 2001

Revenues

Systems. Systems revenues increased 29% to $78.4 million in the nine months ended October 31, 2002 from $60.8 million in the nine months ended October 31, 2001. Revenues from the broadband segment, which accounted for 63% and 58% of total revenues in the nine months ended October 31, 2002 and 2001, respectively, increased to $63.1 million in 2002 as compared to $48.2 million in 2001. Video-on-demand system revenues were $46.5 million for the nine months ended October 31, 2002 as compared to $32.8 million in the prior year primarily due to increased deployments of residential video-on-demand systems in the United States for U.S. cable operators. Included as a reduction in the video-on-demand systems revenue was the amortization of $1.4 million related to the deferred equity discount associated with the Comcast equity investment. During the nine months ended October 31, 2002, there were overall price decreases within the video-on-demand equipment market due to competitive pressures and we believe there may be future price decreases for these products as well. Digital advertising system revenues were $16.6 million for the nine months ended October 31, 2002 as compared to $15.4 million in the prior year. The increase resulted primarily from the rise in the number of expansion systems purchased by U.S. cable operators in the third quarter of fiscal 2003. Broadcast system segment revenues were $15.2 million in the nine months ended October 31, 2002 as compared to $12.7 million in the nine months ended October 31, 2001. The increase in broadcast system revenues was a result of increased market penetration in the U.S. and Asia Pacific. We expect future revenue growth, if any, to come principally from our video-on-demand and broadcast system products as cable and telecommunications companies continue to offer new video-on-demand applications for their customers and the market for digital video servers within the broadcast industry continues to expand. We do not expect the Business Development Agreement with ODG to have a significant impact on our video-on-demand revenues until late fiscal 2004 or fiscal 2005. As revenues from broadcast and video-on-demand products increase, the digital advertising products will become a smaller portion of total system revenues. However, we believe that there will be a continued demand for expansions to existing digital advertising insertion systems within the U.S. and growth potential for new interactive advertising systems in the future.

Services. Our services revenues increased 5% to $22.5 million in the nine months ended October 31, 2002 from $21.6 million in the nine months ended October 31, 2001. This increase in services revenues primarily resulted from the renewals of technical support and maintenance services and the impact of a growing installed base of systems offset in part by a lower level of product development services.

For the nine-month periods ended October 31, 2002 and October 31, 2001, a limited number of our customers each accounted for more than 10% of our total revenues. Three single customers accounted for 21% 17% and 10% of total revenues in the nine months ended October 31, 2002 and two single customers accounted for 20% and 17% of total revenues in the nine months ended October 31, 2001. Revenue from these customers was primarily in the broadband segment. We believe that revenues from current and future large customers will continue to represent a significant proportion of total revenues.

International sales accounted for approximately 13% and 14% of total revenues in the nine-month periods ended October 31, 2002 and October 31, 2001, respectively. We expect that international sales will become a more significant portion of our business in the future. As of October 31, 2002, substantially all sales of our products were made in United States dollars. Therefore, we have not experienced, nor do we expect to experience in the near term, any material impact from fluctuations in foreign currency exchange rates on our results of operations or financial position. If this practice changes in the future, we will reevaluate our foreign currency exchange rate risk.

Gross Profit

Systems. Costs of systems revenues increased 34% to $47.2 million in the nine months ended October 31, 2002 as compared to $35.2 million in the nine months ended October 31, 2001. In the nine months ended October 31, 2002, the increase in costs of systems revenues reflects higher systems revenue and higher material costs within the video-on-demand products. We expect cost of systems revenues as a percentage of revenues for the video-on-demand products within the broadband segment to remain at high levels as the products are first deployed and to decrease as the revenue level increases and we improve our manufacturing and material purchasing efficiencies through fiscal 2004.

Systems gross profit as a percentage of systems revenues was 40% and 42% in the nine months ended October 31, 2002 and October 31, 2001, respectively. The decrease in systems gross profit in the nine months ended October 31, 2002 was primarily due to the shift within broadband products sales from higher gross profit advertising systems to lower gross profit video-on-demand systems resulting from competitive price decreases on our products. Gross profit for the broadband segment decreased to 39% for the nine months ended October 31, 2002 as compared to 42% for the nine months ended October 31, 2001 while gross profit for the broadcast segment increased to 46% for the nine months ended October 31, 2002 compared to 43% for the nine months ended October 31, 2001.

Services. Costs of services revenues increased slightly to $15.9 million in the nine months ended October 31, 2002 from $15.6 million in the nine months ended October 31, 2001. Services gross profit as a percentage of services revenue was 29% in the nine months ended October 31, 2002 and 27% in the nine months ended October 31, 2001. We expect that we will continue to experience fluctuations in gross profit as a percentage of services revenue as a result of the timing of revenues from technical support and other services to support the growing installed base of systems and the timing of costs associated with our ongoing investment required to build a service organization to support the installed base of systems and new products.

Research and Development. Research and development expenses increased 9% to $19.1 million in the nine months ended October 31, 2002 as compared to $17.6 million in the nine months ended October 31, 2001. The increase in the nine months ended October 31, 2002 was primarily attributable to the hiring and contracting of additional development personnel which reflects our continuing investment in new products. We expect that research and development expenses will continue to increase in dollar amount in comparison to similar periods in prior years as we continue to develop and support our new and existing products.

Selling and Marketing. Selling and marketing expenses increased 13% to $12.0 million in the nine months ended October 31, 2002 from $10.6 million in the nine months ended October 31, 2001. The increase was primarily due to the hiring of additional sales personnel for our video-on-demand and broadcast products, higher commissions on increased revenues, higher travel and other promotional related costs.

General and Administrative. General and administrative expenses increased to $23.3 million in the nine-month period ended October 31, 2002, as compared to $5.6 million in the nine-month period ended October 31, 2001. This increase is primarily due to the recording of charges of $14.4 million in the first quarter of fiscal 2003 associated with an unfavorable jury verdict in connection with the litigation with nCube, additional $1.8 million in on-going legal and accrued interest related to the above litigation and the increase in accounts receivable reserves, principally a $500,000 provision against outstanding amounts owed by Adelphia Communications Corp. which filed for bankruptcy in June 2002. We have revised our ongoing legal expenses based on legal expenses incurred in each of the last two fiscal quarter and we expect to incur on-going legal fees and accrued interest on awarded potential damages in the aggregate amount of approximately $800,000 to $900,000 per fiscal quarter until the matter is resolved. The charges recorded for the nCube jury verdict totaled $14.4 million and included provisions for estimated damages and treble damages relating to the shipments of the accused video-on-demand ("VOD") systems through April 30, 2002, legal expenses, including estimated nCube legal fees and $1.5 million of our legal costs that had been included in other assets as of January 31, 2002, and accrued interest on total damages. The legal expenses paid through October 31, 2002 of $3.6 million include $1.5 million of SeaChange legal expense that had been included in other assets as of January 31, 2002 and litigation expenses paid in the first and second quarters of fiscal 2003 related to pre-verdict legal services.

Estimated damages on the accused VOD shipments through April 30, 2002 ...............      $ 2,787,000
Estimated treble damages on the accused VOD shipments through April 30, 2002 ........        5,574,000
Estimated legal fees (including the write-off of capitalized legal costs and nCube
   legal fees) ......................................................................        5,621,000
Accrued interest on estimated damages and treble damages through April 30, 2002 .....          418,000
                                                                                           -----------

                                                                                            14,400,000

Additional accrued interest on estimated damages and treble damages through
   October 31, 2002 .................................................................          213,000
Legal expenses paid through October 31, 2002 ........................................       (3,621,000)
                                                                                           -----------

Accrued litigation reserve as of October, 31, 2002 ..................................      $10,992,000
                                                                                           ===========

Accrued litigation reserve estimates reflects our best estimate of our exposure based on information currently available. However, we believe that any liability ultimately incurred after pursuing all legal options will not likely exceed the provision recorded in the first quarter, except for on-going legal fees associated with this dispute and additional accrued interest. Other than the payment of our legal fees, any payment of the other amounts recorded as charges will only occur in the event that the jury verdict is upheld and treble damages are ultimately awarded. We are contesting both the jury's verdict and the Court's underlying patent claim construction in post-trial motions and, if necessary, expect to contest the verdict and claim construction by appeal to the United States Court of Appeals for the Federal Circuit. Any injunctive relief against us will not be determined until after appeal. Even in the event that the Court issues an injunction against us prohibiting us from selling the accused video-on-demand products, we believe that such injunction would have a minimal impact on our ability to ship products and meet customer demands because we have implemented a revised version of the software which we believe does not infringe the nCube `804 patent.

Interest Income (Expense), net. Interest expense, net was $332,000 for the nine months ended October 31, 2001 and interest income, net was $1.0 million for the nine months ended October 31, 2002. The increase in interest income, net in the nine months ended October 31, 2002 primarily resulted from interest on invested cash balances resulting from our public stock offering which closed on January 31, 2002.

Income Tax Expense. Primarily as a result of the $14.4 million charge to operations recorded in the first quarter of fiscal 2003 related to the unfavorable jury verdict in the nCube litigation, we have determined that it is more likely than not that our deferred tax assets as of October 31, 2002 will not be realized. Accordingly, we recorded income tax expense of $7.4 million for a valuation allowance against all net deferred tax assets. We will continue to assess the need for the valuation allowance at each balance sheet date based on all available evidence, including generating sufficient taxable income in future periods. Our effective tax rate of 32% for the nine months ended October 31, 2001 was favorably impacted by the utilization of research and development tax credits.

Liquidity and Capital Resources

We have financed our operations and capital expenditures primarily with the proceeds of sales of our common stock, borrowings and cash flows generated from operations. Cash and cash equivalents decreased $11.0 million from $103.9 million at January 31, 2002 to $92.9 million at October 31, 2002. Working capital (consisting of current assets less current liabilities) decreased from approximately $134.9 million at January 31, 2002 to approximately $112.1 million at October 31, 2002.

Net cash used in operating activities was approximately $800,000 for the nine months ended October 31, 2002. Net cash provided by operating activities was $2.0 million for the nine months ended October 31, 2001. The net cash used in operating activities for the nine months ended October 31, 2002 was the result of the net loss of $23.0 million adjusted for non-cash expenses including depreciation and amortization of $7.9 million and the changes in certain operating assets and liabilities. The significant net changes in operating assets and liabilities that provided cash from operations included the increase in accrued litigation reserve of $11.0 million related primarily to the non-cash charges to operations recorded in connection with the nCube jury verdict in the first quarter of fiscal 2003, and a decrease in accounts receivable of $7.7 million. Those items that generated cash from operations were offset by an increase in inventories of approximately $2.7 million, a decrease in accounts payable of $7.0 million and a decrease in customer deposits of $1.9 million. We expect that the broadcast segment and the video-on-demand products within the broadband segment will continue to require a significant amount of cash to fund future product development, to manufacture and deploy customer test and demonstration equipment and to meet higher revenue levels in both product segments.

Net cash used in investing activities was approximately $5.2 million and $8.3 million for the nine months ended October 31, 2002, and October 31, 2001, respectively. Investment activity consisted primarily of expenditures for capital equipment required to support the expansion and growth of the business and the initial investment in ODG of approximately $2.3 million.

Net cash used in financing activities was approximately $5.0 million and net cash provided by financing activities was approximately $7.4 million for the nine months ended October 31, 2002, and October 31, 2001, respectively. In the nine months ended October 31, 2002, the cash used in financing activities included approximately $5.6 million in principal repayments of outstanding loans under the equipment line of credit and capital lease obligations.

In October 2001, we entered into a $10.0 million revolving line of credit with a bank that expires in October 2003. Loans made under this revolving line of credit will bear interest at a rate per annum equal to the bank's prime rate, 4.75% at October 31, 2002. Borrowings under this line of credit are collateralized by substantially all of our assets. In March 2002, we repaid the outstanding balance under the current line of credit of $5.4 million plus accrued interest to the bank. As of October 31, 2002, we had no borrowings under this revolving line of credit. The loan agreement requires that we provide the bank with certain periodic financial reports and comply with certain financial ratios including a minimum level of earnings before interest, taxes and depreciation and amortization on a trailing twelve month basis. As of October 31, 2002, the Company was in compliance with the financial covenants.

In October 2000, we entered into an agreement with a bank to finance $1.2 million of the construction costs related to the purchase and renovation of a manufacturing mill in New Hampshire that we previously purchased in February 2000. During the construction period, interest accrued and was paid at a per annum rate of 8.875%. Upon occupancy of the building in November 2000, the loan converted into two promissory notes whereby we will pay principal and interest based upon a fixed interest rate per annum over a five and ten year period, respectively, of 8.875% at October 31, 2002. Borrowings under the loan are collaterized by the land and buildings of the renovated mill. The loan agreement requires that we provide the bank with certain periodic financial reports and comply with certain annual financial ratios. We were in compliance with the financial covenants as of October 31, 2002. As of October 31, 2002, borrowings outstanding under the loan were $1.0 million.

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

As part of the Subscription and Shareholders Agreement (the "Subscription Agreement") that we entered into with ON Demand Group Limited ("ODG") on October 29, 2002, we have committed to purchase in two separate tranches, additional ordinary shares and preference shares of ODG from ODG and certain of its existing shareholders for an additional aggregate purchase price of up to 8.5 million U.K. pounds Sterling subject to ODG's satisfaction of certain conditions as set forth in the Subscription Agreement. Preference shares of ODG are non-voting equity shares that have certain rights and restrictions as outlined in ODG's Articles of Association, including but not limited to annual dividends, liquidation preferences and redemption/repurchase rights. In the first tranche, we would purchase an additional 200,000 newly issued ordinary shares of ODG for an aggregate purchase price of 500,000 U.K. pounds Sterling, and an additional 400,000 ordinary shares of ODG from certain existing shareholders of ODG for an aggregate purchase price of 1.0 million U.K. pounds Sterling, subject to ODG's satisfaction of the conditions as set forth in the Subscription Agreement for the first investment tranche, including the execution of an agreement by ODG with a major European cable operator for the supply of video-on-demand products and services to the customers of such European cable operator on or prior to December 31, 2002. In the second tranche, we agreed to purchase an additional 309,350 newly issued ordinary shares of ODG for an aggregate purchase price of 773,375 U.K. pounds Sterling, and an additional 6,226,625 newly issued preference shares of ODG for an aggregate purchase price of 6,226,625 U.K. pounds Sterling, subject to ODG's satisfaction of the conditions as set forth in the Subscription Agreement for the second investment tranche, including the satisfaction of all of the conditions for the first tranche and the execution of certain content provision agreements by ODG with at least three studios providing for the supply of content for video-on-demand service on or prior to December 31, 2003. In the event of the expiration or the termination, for any reason other than breach of contract, of the Business Development Agreement, ODG, upon written notification from us, shall procure the sale or redemption of all the shares held by us at a price equal to the then current fair value for the ordinary shares and the redemption value of the preference shares as defined in the Articles of Association.

We believe that existing funds together with available borrowings under the revolving line of credit and the proceeds from our public stock offering are adequate to satisfy our working capital and capital expenditure requirements and our commitments to affiliates requirements for the foreseeable future.

We had no material capital expenditure commitments as of October 31, 2002.

Effects of Inflation

Management believes that financial results have not been significantly impacted by inflation and price changes.

Recent Accounting Pronouncements

In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 143 ("SFAS 143"), "Accounting for Obligations Associated with the Retirement of Long-Lived Assets." SFAS 143 provides the accounting requirements for retirement obligations associated with tangible long-lived assets. SFAS 143 is effective for financial statements for fiscal years beginning after June 15, 2002. We believe the adoption of SFAS 143 will not have a material impact on our financial position and results of operations.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," ("SFAS 146") which will become effective for exit or disposal activities initiated after January 31, 2003. SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and supersedes Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." We believe the adoption of SFAS 146 will not have a material impact on our financial position and results of operations.

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk

We face exposure to financial market risks, including adverse movements in foreign currency exchange rates and changes in interest rates. These exposures may change over time as business practices evolve and could have a material adverse impact on our financial results. Our primary exposure has been related to local currency revenue and operating expenses in Europe and Asia. Historically, we have not hedged specific currency exposures as gains and losses on foreign currency transactions have not been material to date. At October 31, 2002, we had approximately $1,000,000 outstanding related to variable rate U.S. dollar denominated debt. The carrying value of these short-term borrowings approximates fair value due to the short maturities of these instruments. Assuming a hypothetical 10% adverse change in the interest rate, interest expense on these short-term borrowings would increase by approximately $5,000. The carrying amounts reflected in the consolidated balance sheet of cash and cash equivalents, trade receivables, and trade payables approximates fair value at October 31, 2002 due to the short maturities of these instruments. We maintain investment portfolio holdings of various issuers, types, and maturities. Our cash and marketable securities include cash equivalents, which we consider investments to be purchased with original maturities of three months or less given the short maturities and investment grade quality of the portfolio holdings at October 31, 2002, a sharp rise in interest rates should not have a material adverse impact on the fair value of our investment portfolio. As a result, we do not currently hedge these interest rate exposures.

ITEM 4.  Controls and Procedures

         (a) Evaluation of Disclosure Controls and Procedures

         Within ninety days prior to the filing date of this Quarterly Report on Form 10-Q, we evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, William C. Styslinger, III, our Chief Executive Officer, and William L. Fiedler, our Chief Financial Officer, concluded that our disclosure controls and procedures are effective.

         (b) Changes in Internal Controls

         There were no significant changes in our internal controls or in other factors that could significantly affect our internal controls subsequent to the date we last evaluated our internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

                           PART II. OTHER INFORMATION

ITEM 1.  Legal Proceedings

On June 13, 2000, SeaChange filed in the United States District Court for the District of Delaware a lawsuit against one of SeaChange's competitors, nCube Corp., whereby SeaChange alleged that nCube's MediaCube-4 product infringed a patent held by SeaChange (Patent No. 5,862,312) relating to SeaChange's MediaCluster technology. In instituting the claim, SeaChange sought both a permanent injunction and damages in an unspecified amount. nCube made a counterclaim against SeaChange that SeaChange's patent was invalid and that nCube's MediaCube-4 product did not infringe SeaChange's patent. On September 6, 2000, nCube conceded that, based on a claim construction ruling issued by the District Court on August 2000, nCube's MediaCube-4 product infringed SeaChange's patent. On September 25, 2000, a jury upheld the validity of SeaChange's patent. On March 28, 2002, the Court denied nCube's motion for a new trial and on September 30, 2002, the Court denied nCube's motions for judgment as a matter of law. Any damages and injunctive relief against nCube will not be awarded until after appeal.

On January 8, 2001, nCube Corp. filed a complaint against SeaChange in the United States District Court for the District of Delaware alleging that SeaChange's use of SeaChange's MediaCluster, MediaExpress and Media Server technology each infringe Patent No. 5,805,804 held by nCube ("`804"). In instituting the claim, nCube sought both an injunction and monetary damages. On May 29, 2002, the jury rendered a verdict that SeaChange infringed the nCube `804 patent. Based on a reasonable royalty rate of 7%, the jury determined that damages through January 31, 2002 amounted to $2,035,829 and that SeaChange owes a 7% royalty on subsequent sales of the accused video-on-demand products. The jury also found that SeaChange's infringement was willful and the court will determine whether to enhance the damages in a later proceeding. In accordance with SFAS No. 5, "Accounting for Contingencies", SeaChange recorded certain charges to reflect this unfavorable jury verdict against SeaChange in the first quarter of fiscal 2003. The charges recorded totaled $14.4 million and included provisions for estimated damages and treble damages relating to the shipments of the accused video-on-demand ("VOD") systems through April 30, 2002, legal expenses including $1.5 million of SeaChange legal expense that had been included in other assets as of January 31, 2002, and accrued interest on total damages. The legal expenses paid through July 31, 2002 of $3.6 million include $1.5 million of SeaChange legal expense that had been included in other assets as of January 31, 2002 and litigation expenses paid in the first and second quarters of fiscal 2003 related to pre-verdict legal services.

Estimated damages on the accused VOD shipments through April 30, 2002 ....................................      $ 2,787,000
Estimated treble damages on the accused VOD shipments
     through April 30, 2002 ..............................................................................        5,574,000
Estimated legal fees (including write-off of capitalized legal costs and nCube legal fees) ...............        5,621,000
Accrued interest on estimated damages and treble damages
     through April 30, 2002 ..............................................................................          418,000
                                                                                                                -----------

                                                                                                                 14,400,000

Additional accrued interest on estimated damages and treble damages through
     October 31, 2002 ....................................................................................          213,000
Legal expenses paid through October 31, 2002 .............................................................       (3,621,000)
                                                                                                                -----------

Accrued litigation reserve as of October 31, 2002 ........................................................      $10,992,000
                                                                                                                ===========

These estimates reflect SeaChanges's best estimate of its exposure based on information currently available. However, SeaChange believes that any liability ultimately incurred after pursuing all legal options will not likely exceed the provision recorded in the first quarter, except for on-going legal fees associated with this dispute and additional accrued interest. Other than the payment of SeaChange's legal fees, any payment of the other amounts recorded as charges will only occur in the event that the jury verdict is upheld and treble damages are awarded. SeaChange is contesting both the jury's verdict and the Court's underlying patent claim construction in post-trial motions and, if necessary, expects to contest the verdict and claim construction by appeal to the United States Court of Appeals for the Federal Circuit. Any injunctive relief against SeaChange will not be determined until after appeal. Even in the event that the Court issues an injunction against SeaChange prohibiting SeaChange from selling the accused video- on-demand products, SeaChange believes that such injunction would have a minimal impact on its ability to ship products and meet customer demands because SeaChange has implemented a revised version of the software which SeaChange believes does not infringe the nCube `804 patent.

SeaChange and nCube have made a submission to the Court requesting that the Court decide post-trial motions in these two cases at the same time, thereby aligning these two cases for simultaneous appeal.

On March 26, 2002, nCube Corp. filed a complaint against SeaChange in the United States District Court for the District of Delaware seeking a declaratory judgment that its redesigned MediaCube-4 product does not infringe U.S. Patent No. 5,862,312 held by SeaChange. The complaint also alleges that nCube has been damaged by a certain statement made by SeaChange's Chief Executive Officer during a public conference call to discuss SeaChange's earnings on March 5, 2002. nCube is seeking a public retraction of the statement and is seeking damages in an unspecified amount. On April 15, 2002, SeaChange moved to dismiss all claims on the grounds that the patent-related issues are currently pending before the Court in the lawsuit previously filed by SeaChange, and the Court lacks jurisdiction over the remaining claims. On June 25, 2002, the Court stayed that action pending resolution of the appeals in the previously filed lawsuit.

In addition, nCube has asserted that SeaChange infringes several other patents and that it may take legal action in the future. SeaChange believes that it does not infringe any valid claim in these other patents.

SeaChange cannot be certain of the outcome of the foregoing current or potential litigation, but plans to oppose allegations against SeaChange and oppose allegations that may be bought against SeaChange in the future. Accordingly, SeaChange is unable to determine the impact to SeaChange's business, financial condition and results of operations or cash flows.

On June 14, 1999, SeaChange filed a defamation complaint against Jeffrey Putterman, Lathrop Investment Management, Inc. and Concurrent Computer Corporation in the Circuit Court of Pulaski County, Arkansas alleging that the defendants conspired to injure SeaChange's business and reputation in the marketplace. The complaint further alleges that Mr. Putterman and Lathrop Investment Management, Inc. defamed SeaChange through false postings on an Internet message board. The complaint seeks unspecified amounts of compensatory and punitive damages. On June 14, 2000, Concurrent filed a counterclaim under seal against SeaChange seeking unspecified damages. On July 28, 2000, Concurrent filed a motion for summary judgment on the claim of civil conspiracy and on January 4, 2001, the trial court entered an order granting summary judgment for Concurrent on that claim. On June 12, 2001, the trial court denied the motion for reconsideration but made findings which permitted an immediate appeal and on July 11, 2001 SeaChange filed an appeal. On October 2, 2002, the Arkansas Court of Appeals reversed the judgment entered in favor of Concurrent and remanded the matter to the trial court. The Arkansas Supreme Court declined Concurrent's request for review. Once remand is finalized, SeaChange's claims against all defendants and any counterclaims will be set for trial. SeaChange cannot be certain of the outcome of the foregoing litigation, but plans to vigorously oppose allegations against SeaChange and assert SeaChange's claims against other parties. In addition, as these claims are subject to additional discovery and certain claims for damages are as yet unspecified, SeaChange is unable to estimate the impact to SeaChange's business, financial condition and results of operations or cash flows.

On October 30, 2002, a purported class action lawsuit was filed in the United States District Court for the District of Massachusetts by Leon and Rena Beylus, individually and on behalf of all others similarly situated, against SeaChange, Morgan Stanley & Co. Incorporated, Thomas Weisel Partners LLC, RBC Dain Rauscher, Inc., William C. Styslinger, III, William L. Fiedler, Martin R. Hoffmann, Thomas F. Olson and Carmine Vona ( the "Beylus Complaint"). On November 26, 2002, a purported class action complaint was filed in the United States District Court for the District of Massachusetts against the same parties by Panther Partners, Inc. (collectively with the Beylus Complaint, the "Complaints"). The Complaints allege that the registration statement and prospectus issued by SeaChange in connection with its stock offering completed on January 31, 2002 contained statements that were materially inaccurate. The plaintiffs are seeking damages in an unspecified amount, together with interest thereon, recissory damages, reimbursement of costs and expenses, and further relief that the court may determine to be appropriate. SeaChange believes the allegations in the Complaints are without merit and intends to defend itself vigorously in these matters.

Item 2. Changes in Securities and Use of Proceeds

In August 2002, pursuant to the terms of that certain Video-on-Demand Purchase Agreement, dated as of December 1, 2000, by and between SeaChange and Comcast Cable Communications of Pennsylvania, Inc., SeaChange issued to Comcast Cable SC Investment, Inc. ("Comcast SC") a warrant exercisable for eight hundred eighty-seven (887) shares of SeaChange's common stock, $0.01 par value per share. The exercise price of the incentive common stock purchase warrants of $8.01 was based on the average closing market price of SeaChange's common stock for the fifteen trading days ending on the determination date, June 30, 2002. This issuance was exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof, as SeaChange did not make any general solicitation relating to the issuance of these warrants. No underwriter was used in connection with this transaction.

Item 6. Exhibits and Reports on Form 8-K

(a)    Exhibits

10.1 Subscription and Shareholders Agreement, dated as of October 29, 2002, by and between SeaChange International, Inc., ON Demand Group Limited and the other parties thereto (filed as Exhibit 2.1 to the Company's Current Report on Form 8-K previously filed on November 13, 2002 with the Commission (File No. 000-21393) and incorporated herein by reference).

10.2 Articles of Association of ON Demand Group Limited, as adopted by special resolution passed on October 28, 2002 (filed as Exhibit 2.2 to the Company's Current Report on Form 8-K previously filed on November 13, 2002 with the Commission (File No. 000-21393) and incorporated herein by reference).

99.1   Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to
       Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

99.2   Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to
       Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

(b)    Reports on Form 8-K.

       Not applicable.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, SeaChange International, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: December 13, 2002

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

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 13, 2002

/s/ William C. Styslinger, III
-------------------------------
William C. Styslinger, III
President and Chief Executive Officer
(Principal Executive Officer)


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

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 13, 2002


/s/ William L. Fiedler
----------------------
William L. Fiedler
Chief Financial Officer, Vice President, Finance and Administration, Treasurer and Secretary
(Principal Financial and Accounting Officer)

                                Index to Exhibits

No.    Description

10.1 Subscription and Shareholders Agreement, dated as of October 29, 2002, by and between SeaChange International, Inc., ON Demand Group Limited and the other parties thereto (filed as Exhibit 2.1 to the Company's Current Report on Form 8-K previously filed on November 13, 2002 with the Commission (File No. 000-21393) and incorporated herein by reference).

10.2 Articles of Association of ON Demand Group Limited, as adopted by special resolution passed on October 28, 2002 (filed as Exhibit 2.2 to the Company's Current Report on Form 8-K previously filed on November 13, 2002 with the Commission (File No. 000-21393) and incorporated herein by reference).

99.1   Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to
       Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

99.2   Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to
       Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)