Form 10-K
period 2003-01-31
SEACHANGE INTERNATIONAL INC
filed 2003-05-01
CIK 1019671

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the fiscal year ended January 31, 2003

Commission File Number: 0-21393

SEACHANGE INTERNATIONAL, INC.

(Exact name of registrant as specified in its charter)

Delaware	04-3197974
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

124 Acton Street, Maynard, MA 01754

(Address of principal executive offices, including zip code)

(978)-897-0100

(Registrant’s telephone number, including area code)

Securities Registered Pursuant To Section 12(b) Of The Act:

None

Securities Registered Pursuant To Section 12(g) Of The Act:

Common Stock, $.01 par value

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2 ).    Yes  ☒    No  ☐

As of July 31, 2002, the aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing price for the registrant’s Common Stock on the Nasdaq National Market on such date was $143,067,054. The number of shares of the registrant’s Common Stock outstanding as of the close of business on April 28, 2003 was 26,777,949.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the definitive Proxy Statement (which is expected to be filed within 120 days after the Company’s fiscal year end) relating to the registrant’s Annual Meeting of Stockholders to be held on or about July 16, 2003 to be filed pursuant to Regulation 14A are incorporated by reference into Part II and Part III of this Annual Report on Form 10-K.

PART I

This Annual Report on Form 10-K includes certain statements of a forward-looking nature which reflect the Company’s current views relating to future events or the future financial performance of the Company. These forward-looking statements are only predictions and are subject to risks and uncertainties, particularly the matters set forth in “Certain Risk Factors” below, which could cause actual events or results to differ materially from historical results or those indicated by such forward-looking statements.

ITEM 1.    Business

SeaChange International, Inc. (“SeaChange”, “we” or “us”), a Delaware corporation founded on July 9, 1993, is a leading developer, manufacturer and marketer of systems, known as video storage servers, that automate the management and distribution of long-form video streams, such as movies or other feature presentations, and short-form video streams, such as advertisements. We sell our products and services to cable system operators, including AOL Time Warner, Cablevision, Charter Communications, Comcast, Cox Communications and Insight Communications; telecommunications companies, including Deutsch Telecom; and broadcast television companies, including Ascent Media, Clear Channel Communications, and Echostar. We believe that our digital video systems enable our customers to differentiate their service offerings to reduce subscriber turnover and access new revenue generating opportunities from subscribers, advertisers and electronic commerce initiatives. Using our systems, we believe our customers can increase their revenues by offering additional services such as video-on-demand, which allows subscribers to watch content at any time with pause, rewind and fast forward features. Our systems also allow our customers to insert targeted advertising segments, known as spot advertising, into their local cable programming. In addition, our systems enable cable system operators to offer other interactive television services that allow subscribers to customize and/or dynamically interact with their television viewing experience.

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

Our broadband or high-bandwidth network segment includes our VOD (video-on-demand) System which digitally manages, stores and distributes digital video, allowing cable system operators and telecommunications companies to offer video-on-demand and other interactive television services, including interactive electronic advertising and retrieval of Internet content through the television. Our VOD System can be deployed in either a residential environment or a hotel environment to deliver a wide variety of video services. Since 2000, we have been selected to supply our VOD System in over 80 domestic and international commercial deployments of video-on-demand systems, including deployments by seven of the top 10 cable system operators in the United States. We test and integrate our VOD System with the digital set top boxes, or hardware devices used to receive and unscramble television signals, of such manufacturers as Scientific Atlanta, Motorola, Pace, Pioneer and Sony Corporation.

In addition to our VOD System, our broadband business segment includes our SPOT System, which is a system for the transmission of video content, known as a video insertion system, for digital advertisements and other short-form video. Based on currently available industry sources and our internal data, we believe our SPOT System is the leading video insertion system in the United States in the multi-channel television market for digital advertisements and other short-form video. Our system converts analog video forms such as advertisements and news updates to digital video forms, stores the digital video forms in remote or local storage devices known as digital libraries, and inserts them automatically into television network streams. The SPOT System provides high accuracy relative to the volume of video being played and high video image quality, and permits geographic and demographic specificity of advertisements. We believe our SPOT System reduces operating costs by automating the management and distribution process. Our Advertising Management Software product operates with our SPOT System to automate and simplify complex sales, scheduling and billing processes for the multi-channel television market. A majority of our customers for these products consist of major cable system operators and telecommunications companies in the United States. To date we have sold SPOT Systems to support over 40,000 channels throughout the world. We believe that the capabilities of our SPOT System will position us well as the opportunities to distribute advertisements into a wide variety of digital media platforms and the market for interactive advertising continues to increase.

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

Industry Background

Cable System Operators and Telecommunications Companies

The number of cable subscribers has been estimated at 80 million in the United States and 330 million worldwide. Over the last several years, cable system operators have spent billions of dollars to upgrade their networks from analog to digital, yielding a significant increase in available bandwidth, channel capacity and two-way capability. We believe this investment by the cable system operators reflects their commitment to provide video-on-demand, advertising insertion, Internet access and other value added services to their customers, and differentiates cable system operators from competing service providers such as satellite delivery systems.

Video-on-demand represents a new opportunity for cable system operators. The increased channel capacity through the installation of fiber optic cables has provided many cable system operators with the capacity to offer video-on-demand services to residential cable subscribers. In 2001, cable system operators and telecommunications companies began the deployment of residential video-on-demand, which allows subscribers to watch video programming at any time with pause, rewind and fast forward capabilities. Nine of the ten largest North American cable system operators have begun deploying video-on-demand services in one or more major residential markets. The various on-demand applications offered by cable system operators include movies-on-demand, subscription video-on-demand, and news, sports, music video and other programming. Other applications in development include personal video recording and targeted advertising to the viewers with video-on-demand.

In addition, because cable television programming is transmitted over broadband, or high bandwidth, networks, cable system operators have the opportunity to segment and target their programming to viewers in selected geographies. We believe that the ability of cable system operators to target viewers will extend to personal targeting of advertisements to specific individuals. In addition, continuing growth in cable television’s multiple specialized programming networks, such as CNN, MTV and ESPN and other networks such as Black Entertainment Television, Discovery Channel and Nickelodeon, allows advertisers to target viewers demographically. Despite this advantage over television broadcasters, cable system operators historically have not realized advertising revenues in proportion to their share of television viewers. According to industry sources, in 2001, 64% of all television viewers were watching ad-supported cable networks, yet cable television advertising revenue accounted for only 26% of the total television advertising revenue. As cable system operators gain the ability to target individual customers with advertisements, we believe the amount of revenue derived by cable system operators from advertising will increase.

Increased demand for video and audio content over the Internet will also require a substantial increase in storage capacity and bandwidth over time. We believe that cable system operators and telecommunications companies will play an integral role in providing these broadband Internet applications. We also believe that in order to offer high quality video applications over the Internet, cable system operators and telecommunications companies will need more storage and delivery systems capable of complex management and scheduling of video data streams.

Broadcast Television Companies

Both domestically and internationally, broadcast television companies face many of the same technological issues as cable system operators. Additionally, television broadcasters rely on advertising for nearly all of their revenue and require high accuracy and image quality relative to the volume of video being played. The majority of television broadcasters utilize tape-based systems with robotic libraries, which are cumbersome and require high levels of maintenance and manual intervention to ensure that the needed performance requirements are met. Also, the videotapes in these systems need to be replaced frequently due to repeated use.

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

The SeaChange Solution

We are a leading developer, manufacturer and marketer of systems, known as video storage servers, that automate the management and distribution of long-form video streams, such as movies or other feature presentations, and short-form video streams, such as advertisements. We market our products and services to cable system operators, telecommunications companies and broadcast television companies. Our solutions are based on the following four core areas of functionality:

•	storage and retrieval of video content to and from digital libraries;

•	automated distribution of video streams between digital libraries by means of local and wide-area data networks;

•	delivery of video streams over single and multiple channels; and

•	management of video sales, scheduling, billing and execution of related business transactions.

We use these core areas of functionality to provide solutions to a number of commercial markets and are focused on providing solutions to meet the opportunities demanded by next-generation systems with increased levels of subscriber interactivity. Our systems are designed to provide a consistent set of features and benefits, including:

•	Viewer Targeting. Our digital video products enable cable system operators to efficiently target viewers in specific demographic or geographic groups. We believe this allows operators to capitalize on new revenue generating opportunities from subscribers and advertisers. Using our VOD System, cable system operators are able to offer interactive television services to individual residences or hotel rooms and, with our SPOT System, operators can better target advertisement campaigns.

•

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

•	Interoperability. Our products have been designed to be compatible with a wide range of hardware systems and software applications used by cable system operators to deliver their digital video offerings. These include set top boxes from Motorola, Scientific Atlanta, Sony, Pioneer and Pace, a variety of programming guides including TV Guide, Passport and Worldgate, billing systems, service delivery systems and interactive application control software.

•	Automation. Our automated system allows cable system operators to distribute and manage content without significant human intervention. We believe this automation also allows our customers to minimize operating personnel and equipment requirements resulting in cost savings and lower ongoing operating costs.

•	Reliability. Through the use of our proprietary storage technology and application software and low-cost standard computer industry components, our products are designed to be fault resilient, with no single point of failure, providing the high reliability required for television and video-on-demand operations.

Strategy

Our objective is to be the leader in the market for the storage, management and distribution of professional quality digital video for the television marketplace. The key elements of our strategy are to:

•	Develop, Maintain and Extend Long-term Customer Relationships. We focus our product development, marketing and direct sales efforts on maintaining and extending long-term customer relationships with cable system operators, telecommunications companies and television broadcasters in the United States and internationally. We have formed important relationships with customers by initially providing solutions such as advertisement and other short-form video insertion, and we have extended these relationships to include video-on-demand systems and other interactive television services. We believe that the fundamental shift from broadcast to on-demand video and the growing emphasis on interactive technologies will continue to present opportunities for us to develop, market and support our solutions for both our existing customer base and to customers in additional markets.

•	Offer Integrated Solutions. Our customers operate complex networks that require the delivery and management of video programming across multiple channels and target zones. We believe that cable system operators desire solutions that can integrate all steps of digital video delivery, from scheduling to post-air verification and billing, and that can interoperate with existing and emerging third-party equipment and software. To address these needs, we intend to continue to provide and further develop, internally and with our partners, integrated applications and support services for our customers. We believe that providing complete integrated solutions has been a significant factor in our success and will be an increasingly important competitive advantage.

•	Establish and Maintain Technological Leadership. We believe our competitive position is dependent in large part on the features and performance of our integrated systems. As a result, we focus our research and development efforts on introducing systems with improved hardware and software capabilities. We have been granted patents for our single-copy storage technology and have other patents pending. We have received several awards for technological excellence, including an Emmy Award in 2001 for our patented MediaCluster storage technology. As of January 31, 2003, over 34% of our employees were focused on research and product development efforts.

•	Provide Superior Customer Service and Support. Our products operate in customer environments where continuous operation is critical. As a result, we believe that providing a high level of service and support give us a competitive advantage and is a differentiating factor in developing and maintaining key customer relationships. Our in-depth industry and application knowledge allows us to better understand the service needs of our customers. As of January 31, 2003, over 32% of our employees were dedicated to customer service and support, including project design and implementation, installation and training. In addition, using remote diagnostic and communications features embedded in our products, the service organization has the ability to monitor the performance of customer installations and, in most cases, rectify problems remotely. Customers have access to service personnel via 24-hour, seven-day a week telephone support.

Products

Broadband Products

SeaChange VOD System

We have developed and are deploying a video-on-demand system for sale to cable television companies and other telecommunications companies. Our VOD System consists of:

•	our video storage servers which reside at headends or nodes in a cable system and are used to play out or stream videos as requested;

•	our Command Center control software to manage and control the system;

•	our advertising systems hardware and software; and

•	interfaces to digital headend modulators, control systems and subscriber management systems.

Our VOD System currently allows our customers to offer the following interactive services to their subscribers:

•	Video-on-Demand. This interactive service allows residential users and hotel guests to review lists of available movies and/or programming content, order individual movies and/or programs and view them in real-time. Using this service, subscribers gain full control over the video stream, including pause, fast-forward and rewind functions. Billing is typically done through the subscriber’s normal cable bill, and movie choices are refreshed on a regular basis.

•	Subscription Video-on-Demand. This interactive service provides premium channel offerings, such as those offered by HBO, Showtime or Cinemax, in an on-demand manner, as well as on a scheduled basis. Similar to our video-on-demand interactive service described above, our subscription video-on-demand service allows subscribers to review lists of available premium channel content, order individual programs and watch them at home with full video cassette recorder-like control over the video stream. As in video-on-demand, billing flows through the normal cable bill.

In addition, our VOD System is designed to support the following interactive services that are currently being developed by cable system operators:

•	Personal Time Television. This interactive service will provide users with some level of control over live television, allowing users to gain access to up-to-date program information, full video cassette recorder-like control over the video stream, and the ability to watch one program while recording another. This personal time television service, using our servers and software located in cable company headends, will provide functionality competitive with that provided by personal video recorders, such as TiVo or Ultimate TV, to record television programs for later viewing. The personal time television interactive service will allow cable companies to offer time shifting and live television control to their subscribers without the customers having to purchase a video cassette recorder or personal video recorder.

•	Targeted and Interactive Advertising. This interactive service will support interactive advertising, or advertising where the subscriber controls the path and delivery of an advertisement, in a personal time television interactive service and in other forms of programming that result in a dedicated communications link between that subscriber’s set top box and the video-on-demand system itself. This service will be competitive with those provided by direct marketing and direct mail firms and may allow purchases over the television, such as one might do with a web browser over the Internet.

•	Personalized News, Sports and Weather. This interactive service will allow individual clips of video content to be aggregated into larger segments, or even into programs. This service will allow cable system operators to offer a service where information programs, such as news, sports or weather, are customized to reflect a subscriber’s personal needs. We believe this business will allow cable system operators to gain revenue from subscription fees and to provide a feature that cannot be easily duplicated by satellite or broadcast television systems, resulting in increased customer loyalty to the cable company.

Our customers will deliver these current and anticipated interactive services to their subscribers using both our hardware and software through the following steps:

•	Subscriber Selection. When a subscriber selects from their set top box a video title to view, a message is transmitted from the set top box to our video server system located at the headend of the cable system.

•	Video Selection Execution. Our video server system receives the video title request and retrieves the selection from the storage disk, which is a compressed digital video file. Our software determines if the title has space for advertising, and if so, retrieves the commercial content files as well. The video files are loaded on the video server, which then executes the files.

•	Transmission to the subscriber. A network management device assesses the best route along the operator’s network to deliver the video selection. The video file is delivered to a modulator, which formats the video file so that it can be delivered across the broadband network. The video file is then delivered back to the customer’s set top box.

•	Subscriber Viewing. The set top box receives the video file and decrypts the signal and delivers it to the television for viewing. The software in the set top box provides the subscriber with the functionality of a traditional video cassette recorder, allowing the subscriber to pause, fast-forward and rewind the video file. Some set top boxes have storage capabilities that enable the subscriber to store the video file for an extended period of time.

•	Billing. Content consumption records are kept by our software, and on a regular basis, records of the movies, programs and commercials viewed are exported to appropriate billing systems.

SeaChange SPOT System

Our SPOT System automates the complex process of advertisement and other video insertion across multiple channels and geographic zones for cable system operators and telecommunications companies. Through our embedded proprietary software, our SPOT System allows cable system operators to insert local and regional advertisements and other short-form video streams into the time allocated for these video streams by cable television networks such as CNN, MTV, ESPN, Black Entertainment Television, Discovery Channel and Nickelodeon. Our SPOT System is also capable of inserting advertising into digital cable channels and delivering targeted advertising, as well as advertising with interactive links to content on the VOD System, as well as other interactive advertising systems.

Our SPOT System is an integrated solution composed of hardware platforms, software applications, data networks and easy to use graphical interfaces. Our SPOT System is designed to be installed at local cable transmission sites, known as headends, and advertising sales business offices. Our video insertion process consists of six steps:

•	Encoding. The process begins with our encoding software, which in real time transforms and compresses analog to digital short-and long-form video.

•	Storage. Our SPOT System organizes, manages and stores these video streams in a disk-based video library capable of storing thousands of spots.

•	Scheduling. Our advertising management software coordinates with the traffic and billing application to determine the designated time slot, channel and geographic zone for each video stream.

•	Distribution. Our strategic digital video software then copies the video files from the master video library and distributes them over the operator’s data network to appropriate headends, where they are stored in video servers for future play.

•	Insertion. Following a network cue, our video switch module automatically inserts the video stream into the network feed (initiating the analog conversion, if necessary), where they are then seen by television viewers.

•	Verification. After the video streams run, our proprietary software and hardware verifies the content, accuracy, timing and placement of these video streams to facilitate proper customer billing.

SeaChange Advertising Management Software

Our Advertising Management Software product, referred to in the past as our Traffic and Billing Software product, is designed to permit cable system operators to manage advertising sales, scheduling, packaging and billing operations. This product provides management performance reports, inventory management and optimization, interactive linkage construction, billing and accounts receivable management. Our Advertising Management Software product is integrated with our SPOT System, our VOD System and with many other third party broadcast automation systems.

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

As with the VOD System in the broadband segment, our Broadcast MediaCluster System is designed to simultaneously record, encode, store to a disk and play video content using compression and decompression hardware. This product is designed to seamlessly integrate into television broadcasters’ current tape-based operations and meet the high performance requirements of television broadcasters. Our Broadcast MediaCluster System has features that enable the television broadcaster to have end to end functionality and reliability, including one feature that enables broadcasters to schedule its programming for a week of television content.

SeaChange Broadcast MediaLibrary

The SeaChange Broadcast MediaLibrary is a mass storage system designed specifically for media companies, including studios, television networks, stations and cable operators. The system utilizes our patented MediaCluster technology and stores any media file, independent of format and compression. This approach separates operators’ application decisions from their storage requirements, enabling all the client systems within a television facility, such as on-air servers, non-linear editors, archives, and other media tools to share a centralized, fault-resilient online storage resource.

Customer Service and Support

We install, maintain and support our hardware and software products in North America, Asia, South America and Europe. We offer basic and advanced formal on-site training for customer employees. We currently provide installation, maintenance and support to international customers and also provide movie content in conjunction with sales of our VOD System to hotels. We offer technical support to customers, agents and distributors on a 24-hour, seven-day a week basis. Our systems sales always include at least one year of free maintenance.

Customers

We currently sell our products primarily to cable system operators, broadcast and telecommunications companies.

Our customer base is highly concentrated among a limited number of large customers, primarily due to the fact that the cable, movie, broadcast, and telecommunications industries in the United States are dominated by a limited number of large companies. A significant portion of our revenues in any given fiscal period have been derived from substantial orders placed by these large organizations. In the years ended January 31, 2001, 2002 and 2003 total revenues from our five largest customers represented approximately 44%, 58% and 60%, respectively, of our total revenues. Customers accounting for more than 10% of total revenues consisted of AOL Time Warner (12%) and Cox Communications (10%) in the year ended January 31, 2001; AOL Time Warner (20%), Comcast (15%) and Cablevision (11%) in the year ended January 31, 2002; and Comcast (24%) and AOL Time Warner (17%) in the year ended January 31, 2003. We expect that we will continue to be dependent upon a limited number of customers for a significant portion of our revenues in future periods. As a result of this customer concentration, our business, financial condition and results of operations could be materially adversely affected by the failure of anticipated orders to materialize and by deferrals or cancellations of orders as a result of changes in customer requirements or new product announcements or introductions. In addition, the concentration of customers may make variations in revenue, expenses and operating results on a quarterly basis due to seasonality of orders more pronounced. In addition, in 2002, Comcast merged with AT&T Broadband which reduced the number of cable operators in the United States, and several other U.S. cable operators such as Adelphia have experienced financial difficulties.

We believe that our backlog at any particular time is not meaningful as an indicator of our future level of sales for any particular period. Because of the nature of our products and our use of standard components, substantially all of the backlog at the end of a quarter can be manufactured by us and is intended to be shipped by the end of the following quarter. However, because of the requirements of particular customers these backlogs may not be shipped or, if shipped, the related revenues may not be recognized in the ensuing quarter. Therefore, there is no direct correlation between the backlog at the end of any quarter and our total sales for the following quarter or other periods.

Selling and Marketing

We sell and market our products in the United States primarily through a direct field sales organization and internationally through direct sales and independent agents and distributors, complemented by a coordinated marketing effort of our marketing group. Direct sales activities in the United States are conducted from our Massachusetts headquarters and seven field offices. We also market certain of our products to systems integrators and value-added resellers. During the year ended January 31, 2003, we entered into a Business Development Agreement with The ON Demand Group Limited (“ODG”), a company incorporated in England and Wales, whereby ODG agreed to exclusively purchase and to market and promote our video-on-demand systems and software worldwide in connection with furnishing video-on-demand services to ODG’s customers. As part of this strategic alliance, we invested 1.5 million U.K. pounds Sterling (approximately $2.3 million) in ODG for 600,000 ordinary shares of ODG and have committed additional funding as defined in the agreements between the two companies.

In light of the complexity of our digital video products, we primarily employ a consultative direct sales process. Working closely with customers to understand and define their needs enables us to obtain better information regarding market requirements, enhance our expertise in our customers’ industries, and more effectively and precisely convey to customers how our solutions address the customer’s specific needs. In addition to the direct sales process, customer references and visits by potential customers to sites where our products are in place are often critical in the sales process.

We use several marketing programs focused on our targeted markets to support the sale and distribution of our products. We use exhibitions at a limited number of prominent industry trade shows and conferences and presentations at technology seminars to promote awareness of us and our products. We also publish technical articles in trade and technical journals and promotional product literature.

Research and Product Development

Our management believes that our success will depend to a substantial degree upon our ability to develop and introduce in a timely fashion new integrated solutions and enhancements to our existing products that meet changing customer requirements in our current and new markets. We have made, and intend to continue to make, substantial investments in product and technological development. Our direct sales and marketing groups closely monitor changes in customer needs, changes in the marketplace and emerging industry standards, and are therefore better able to focus our research and development efforts to address these evolving industry requirements.

Our research and development expenditures totaled approximately $20.3 million, $23.4 million and $26.1 million for the years ended January 31, 2001, 2002, and 2003, respectively. At January 31, 2003, 150 employees were engaged in research and product development. We believe that the experience of our product development personnel is an important factor in our success. We perform our research and product development activities at our headquarters and in offices in Greenville, New Hampshire; and Fort Washington, Pennsylvania.

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

Competition

The markets in which we compete are characterized by intense competition, with a large number of suppliers providing different types of products to different segments of the markets. In new markets for our products, we compete principally based on price. In markets in which we have an established presence, we compete principally on the basis of the breadth of our products’ features and benefits, including the flexibility, scalability, professional quality, ease of use, reliability and cost effectiveness of our products, and our reputation and the depth of our expertise, customer service and support. While we believe that we currently compete favorably overall with respect to these factors and that our ability to provide integrated solutions to manage, store and distribute digital video differentiate us from our competitors, in the future we may not be able to continue to compete successfully with respect to these factors. In the market for long-form video products including video-on-demand, we compete with various companies offering video server platforms such as Concurrent Computer Corp. and nCube. In the television broadcast market, we compete against Thomson (formerly Grass Valley Group, Inc.), Pinnacle Systems, Inc., Sony Corporation and Leitch Incorporated. In the digital advertisement insertion market, we generally compete only with nCube (formerly SkyConnect, Inc.). In addition, our Advertising Management Software competes against certain products of Columbine Cable Systems, Inc., Cable Computerized Management Systems, Inc., a subsidiary of Indenet Inc., CAM Systems, Inc., a subsidiary of Starnet Inc., LAN International USA, Inc., Visiontel, Inc. and various suppliers of sales, scheduling and billing software products. We expect the competition in each of these markets to intensify in the future as existing and new competitors with significant market presence and financial resources, including computer hardware and software companies and television equipment manufacturers, may enter these rapidly evolving markets.

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

Proprietary Rights

Our success and our ability to compete is dependent, in part, upon our proprietary rights. We have been granted three U.S. patents for our MediaCluster technology and have filed foreign patent applications for the same technology. We also have been granted two U.S. patents for technology related to the MediaCluster and have other patent applications in process for extensions of our existing technology and for other technologies. In addition, we rely on a combination of contractual rights, trademark laws, trade secrets and copyright laws to establish and protect our proprietary rights in our products. It is possible that in the future not all of these patents will be issued or that, if issued, the validity of these patents would not be upheld. It is also possible that the steps taken by us to protect our intellectual property will be inadequate to prevent misappropriation of our technology or that our competitors will independently develop technologies that are substantially equivalent or superior to our technology. In addition, the laws of some foreign countries in which our products are or may be distributed do not protect our proprietary rights to the same extent as do the laws of the United States. We have been and currently are involved in significant intellectual property litigation, and we may be a party to litigation in the future to enforce our intellectual property rights or as a result of an allegation that we infringe others’ intellectual property. You should refer to “Legal Proceedings” for a more detailed description of intellectual property litigation relating to our MediaCluster technology.

Employees

As of January 31, 2003, we employed 436 persons, including 150 in research and development, 140 in customer service and support, 43 in selling and marketing, 68 in manufacturing and 35 in finance and administration. We believe that our relations with our employees are good.

Geographic Information

Information about our business segments and geographic information are included in Note 5 of the notes to consolidated financial statements.

Available Information

Financial and other information about SeaChange is available on our website (www.schange.com). We make available free of charge on our website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. The information contained on our web site is not incorporated by reference into this document and should not be considered a part of this Annual Report. Our web site address is included in this document as an inactive textual reference only.

CERTAIN RISK FACTORS THAT MAY AFFECT OUR BUSINESS

Any statements contained in this Form 10-K that do not describe historical facts may constitute forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. These statements relate to future events or our future financial performance and are identified by words such as “may,” “will,” “could,” “should,” “expect,” “plan,” “intend,” “seek,” “anticipate,” “believe,” “estimate,” “potential,” or “continue” or other comparable terms or the negative of those terms. Forward-looking statements in this Form 10-K include certain statements regarding the effect of certain accounting standards on our financial position and results of operations, the effect of certain legal claims against us, projected changes in our revenues, earnings and expenses, exchange rate sensitivity, interest rate sensitivity, liquidity, product introductions and general market conditions. Our actual future results may differ significantly from those stated in any forward-looking statements. Any such forward-looking statements contained herein are based on current expectations, but are subject to a number of risks and uncertainties that may cause actual results to differ materially from expectations. Factors that may cause such differences include, but are not limited to, the factors discussed below. Each of these factors, and others, are discussed from time to time in our filings with the SEC.

Our future success is dependent on the continued development of the video-on-demand market and if video-on-demand does not gain broad market acceptance, our business may not continue to grow.

Our revenue growth over the last year has come predominately from sales and services related to our video-on-demand products. However, the video-on-demand market continues to be in a developmental stage and involves a limited number of cable system operators. The success of this market requires that cable system operators, particularly the seven largest domestic cable system operators, continue to upgrade their cable networks to support digital two-way transmission service and successfully market video-on-demand and similar services to their cable television subscribers. Cable system operators are still in the early stages of commercial deployment of video-on-demand service to major residential cable markets and, accordingly, to date our digital video systems have been commercially available only to a limited number of subscribers. As a result, the ability of our digital video systems to support a substantial number of subscribers is commercially unproven. If cable system operators fail to make the capital expenditures necessary to upgrade their networks or determine that broad deployment of video-on-demand services is not viable as a business proposition or if our digital video systems cannot support a substantial number of subscribers while maintaining a high level of performance, our revenues will not grow as we have planned.

Because our customer base is highly concentrated among a limited number of large customers, the loss of or reduced demand of these customers could have a material adverse effect on our business, financial condition and results of operations.

Our customer base is highly concentrated among a limited number of large customers, and, therefore, a limited number of customers account for a significant percentage of our revenues in any year. Our five largest customers have accounted for approximately half of our revenues in each of the past five years. We generally do not have written agreements that require customers to purchase fixed minimum quantities of our products. Our sales to specific customers tend to vary significantly from year to year depending upon these customers’ budgets for capital expenditures and our new product introductions. We believe that a significant amount of our revenues will continue to be derived from a limited number of large customers in the future. The loss of, or reduced demand for products or related services from, any of our major customers could have a material adverse effect on our business, financial condition and results of operations.

Cancellation or deferral of purchases of our products could cause our operating results to be below the expectations of the public market stock analysts who cover our stock, resulting in a decrease in the market price of our common stock.

We derive a substantial portion of our revenues from products that have a selling price in excess of $200,000. Therefore, any significant cancellation or deferral of purchases of our products could have a material adverse effect on our business, financial condition and results of operations in any particular quarter due to the resulting decrease in revenue and gross margin and our relatively fixed costs. In addition, to the extent significant sales occur earlier than expected, operating results for subsequent quarters may be adversely affected because our operating costs and expenses are based, in part, on our expectations of future revenues, and we may be unable to adjust spending in a timely manner to compensate for any revenue shortfall. Because of these factors, in some future quarter our operating results may be below the expectations of public market analysts and investors which may adversely affect the market price of our common stock.

Timing of significant customer orders may cause our quarterly operating results to fluctuate, making period-to-period comparisons of our operating results less meaningful.

We have experienced significant variations in the revenue, expenses and operating results from quarter to quarter and these variations are likely to continue. We believe that fluctuations in the number of orders being placed from quarter to quarter are principally attributable to the buying patterns and budgeting cycles of cable system operators and broadcast companies, the primary buyers of the digital advertising systems and broadcast systems, respectively. We expect that there will continue to be fluctuations in the number and value of orders received. As a result, our results of operations have in the past and likely will, at least in the near future, fluctuate in accordance with this purchasing activity making period-to-period comparisons of our operating results less meaningful. In addition, because these factors are difficult for us to forecast, our business, financial condition and results of operations for one quarter or a series of quarters may be adversely affected and below the expectations of public market analysts and investors, resulting in a decrease in the market price of our common stock.

Due to the lengthy sales cycle involved in the sale of our products, our quarterly results may vary and should not be relied on as an indication of future performance.

Digital video, movie and broadcast products are relatively complex and their purchase generally involve a significant commitment of capital, with attendant delays frequently associated with large capital expenditures and implementation procedures within an organization. Moreover, the purchase of these products typically requires coordination and agreement among a potential customer’s corporate headquarters and its regional and local operations. For these and other reasons, the sales cycle associated with the purchase of our digital video, movie and broadcast products is typically lengthy and subject to a number of significant risks, including customers’ budgetary constraints and internal acceptance reviews, over which we have little or no control. Based upon all of the foregoing, we believe that our quarterly revenues and operating results are likely to vary significantly in the future, that period-to-period comparisons of our results of operations are not necessarily meaningful and that these comparisons should not be relied upon as indications of future performance.

If there were a decline in demand or average selling prices for our broadband products, including our VOD System and SPOT System, our revenues and operating results would be materially affected.

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

If we are unable to manage our growth and the related expansion in our operations effectively, our business may be harmed through a diminished ability to monitor and control effectively our operations, and a decrease in the quality of work and innovation of our employees.

Our ability to successfully offer products and services and implement our business plan in a rapidly evolving market requires effective planning and management. Not only are we growing in size, but we are also continuing to transition towards greater reliance on our video-on-demand products for an increased portion of our revenue. Our growth has placed, and our anticipated future operations will continue to place, a significant strain on our management, administrative, operational and other resources. To manage future growth effectively, we must continue to improve our management and operational controls, enhance our internal controls over financial reporting, integrate new personnel and manage expanded operations. A failure to manage our growth may harm our business through a decreased ability to monitor and control effectively our operations, and a decrease in the quality of work and innovation of our employees upon which our business is dependent.

Our ability to compete could be jeopardized if we are unable to protect our intellectual property rights from third-party challenges.

Our success and ability to compete depends upon our ability to protect our proprietary technology that is incorporated into our broadband and broadcast products. We rely on a combination of patent, copyright, trademark and trade secret laws and restrictions on disclosure to protect our intellectual property rights. Although we have several issued patents, we cannot assure you that any additional patents will be issued or that the issued patents will not be invalidated. We also enter into confidentiality or license agreements with our employees, consultants and corporate partners, and control access to and distribution of our software, documentation and other proprietary information.

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

We have been and in the future could become subject to litigation regarding intellectual property rights, which could seriously harm our business and require us to incur significant legal costs to defend our intellectual property rights.

The industry in which we operate is characterized by vigorous protection and pursuit of intellectual property rights or positions, which on occasion, have resulted in significant and often protracted litigation. We have from time to time received, and may in the future receive, communications from third parties asserting infringements on patent or other intellectual property rights covering our products or processes. We have been and currently are involved in significant intellectual property litigation, and we may be a party to litigation in the future to enforce our intellectual property rights or as a result of an allegation that we infringe others’ intellectual property. Any parties asserting that our products infringe upon their proprietary rights would force us to defend ourselves and possibly our customers or manufacturers against the alleged infringement. These claims and any resulting lawsuit, if successful, could subject us to significant liability for damages and invalidation of our proprietary rights. In the case of a willful infringer, the definition of which is unclear, any such damages may be trebled. This possibility of multiple damages serves to increase the incentive for plaintiffs to bring such litigation. In addition, these lawsuits, regardless of their success, would likely be time-consuming and expensive to resolve and would divert management time and attention away from our operations.

Although we carry general liability insurance, our insurance may not cover potential claims of this type or may not be adequate to indemnify us for all liability that may be imposed. In addition, any potential intellectual property litigation also could force us to stop selling, incorporating or using the products that use the infringed intellectual property or obtain from the owner of the infringed intellectual property right a license to sell or use the relevant technology, although this license may not be available on reasonable terms, or at all, or redesign those products that use the infringed intellectual property. If we are forced to take any of the foregoing actions, our business may be seriously harmed. You should refer to “Legal Proceedings” for a more detailed description of intellectual property litigation relating to our MediaCluster technology.

Subsequent to our follow-on offering completed in January 2002, we have been named as a defendant in purported securities class action lawsuits, an adverse outcome in which could have a material adverse effect on our business, financial condition and results of operations by adversely affecting our cash position.

As detailed below in “Legal Proceedings”, we have been named as a defendant in six nearly identical purported securities class action lawsuits related to our follow-on offering completed in January 2002. The plaintiffs in such case are seeking recissory and other monetary damages. If we are unsuccessful in defending ourselves in this litigation, such a lawsuit could adversely affect our business, financial condition and results of operations as a result of the damages that we would be required to pay. It is possible that our insurance policies either may not cover potential claims of this type or may not be adequate to indemnify us for all liability that may be imposed. While we believe the allegations underlying these lawsuits are without merit and we intend to vigorously defend ourselves, we cannot be certain that we will be successful in this litigation.

If content providers, such as movie studios, limit the scope of content licensed for use in the digital video-on-demand market, our business, financial condition and results of operations could be negatively affected because the market for our products would be more limited than we currently believe and have communicated to the financial markets.

The success of the video-on-demand market is contingent on content providers, such as movie studios, permitting their content to be licensed for use in this market. Content providers may, due to concerns regarding either or both marketing and illegal duplication of the content, limit the extent to which they provide content to the video-on-demand market. A limitation of content for the video-on-demand market would indirectly limit the market for our VOD System which is used in connection with that market.

If we are unable to successfully introduce new products or enhancements to existing products, our financial condition and operating results may be adversely affected by a decrease in sales of our products.

Because our business plan is based on technological development of new products and enhancements to our existing products, our future success is dependent on our successful introduction of these new products and enhancements. In the future we may experience difficulties that could delay or prevent the successful development, introduction and marketing of these and other new products and enhancements, or find that our new products and enhancements do not adequately meet the requirements of the marketplace or achieve market acceptance. Announcements of currently planned or other new product offerings may cause customers to defer purchasing our existing products. Moreover, despite testing by us and by current and potential customers, errors or failures may be found in our products, and, even if discovered, may not be successfully corrected in a timely manner. These errors or failures could cause delays in product introductions and shipments, or require design modifications that could adversely affect our competitive position. Our inability to develop new products or enhancements on a timely basis or the failure of these new products or enhancements to achieve market acceptance could have a material adverse effect on our business, financial condition and results of operations.

Because we purchase certain of the components used in manufacturing our products from sole suppliers and we use a limited number of third party manufacturers to manufacture our products, our business, financial condition and results of operation could be materially adversely affected by a failure of these suppliers or manufacturers.

Certain key components of our products are currently purchased from a sole supplier, including a computer chassis manufactured by Trimm Technologic Inc., a different computer chassis manufactured by JMR Electronics, Inc., another computer chassis manufactured by Enclosures Concepts, Inc., an interface controller video transmission board manufactured by Cyclone Microsystems, Inc., a switch chassis manufactured by Ego Systems, a decoder card manufactured by Vela Research, Inc. and an encoder card manufactured by Optibase, Inc. We have in the past experienced quality control problems, where products did not meet specifications or were damaged in shipping, and delays in the receipt of these components. These problems were generally of short duration and did not have a material adverse effect on our business and results of operations. However, we may in the future experience similar types of problems which could be more severe or more prolonged. While we believe that there are alternative suppliers available for these components, we believe that the procurement of these components from alternative suppliers could take up to four months. In addition, these alternative components may not be functionally equivalent or may be unavailable on a timely basis or on similar terms. The inability to obtain sufficient key components as required, or to develop alternative sources if and as required in the future, could result in delays or reductions in product shipments which, in turn, could have a material adverse effect on our business, financial condition and results of operations.

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

International sales have accounted for approximately 12% to 20% of our revenues in each of the past five years. We expect that international sales will account for a significant portion of our business in the future. However, in the future we may be unable to maintain or increase international sales of our products. International sales are subject to a variety of risks, including:

•	difficulties in establishing and managing international distribution channels;

•	difficulties in selling, servicing and supporting overseas products and in translating products into foreign languages;

•	the uncertainty of laws and enforcement in certain countries relating to the protection of intellectual property;

•	multiple and possibly overlapping tax structures;

•	currency and exchange rate fluctuations; and

•	economic or political changes in international markets.

Our financial condition and results of operations could be materially adversely affected by the performance of the companies in which we have made and may in the future make equity investments.

As discussed in “Management’s Discussion and Analysis” we have made an equity investment in The ON Demand Group Limited and may in the future make similar investments in other companies. These investments require capital investments that may not generate equity income or may result in a significantly lower valuation in the future than we believed at the time of making the investment. This may adversely affect our financial condition or results of operations.

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

As part of our business strategy, we may seek to acquire or invest in businesses, products or technologies that we believe could complement or expand our business, augment our market coverage, enhance our technical capabilities or otherwise offer growth opportunities. Acquisitions could create risks for us, including:

•	difficulties in assimilation of acquired personnel, operations, technologies or products which may affect our ability to develop new products and services and compete in our rapidly changing marketplace due to a resulting decrease in the quality of work and innovation of our employees upon which our business is dependent; and

•	adverse effects on our existing business relationships with suppliers and customers, which may be of particular importance to our business because our customer base is highly concentrated among a limited number of large customers and we purchase certain of the components used in manufacturing our product from a sole supplier and we use a limited number of third party manufacturers to manufacture our product.

In addition, if we consummate acquisitions through an exchange of our securities, our existing stockholders could suffer significant dilution. Any future acquisitions, even if successfully completed, may not generate any additional revenue or provide any benefit to our business.

The success of our business model could be influenced by changes in the regulatory environment, such as changes that either would limit capital expenditures by television operators or reverse the trend towards deregulation in the industries in which we compete.

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

We may not be able to hire and retain highly skilled employees, particularly managerial, engineering, customer service, selling and marketing, finance and manufacturing personnel, which could affect our ability to compete effectively because our business is technology-based and there is a shortage of these employees within the New England area.

Our success depends to a significant degree upon the continued contributions of our key management, engineering, customer service, selling and marketing, finance and manufacturing personnel, many of whom would be difficult to replace given the shortage within the New England area of qualified persons for these positions. We do not have employment contracts with our key personnel. We believe that our future success will also depend in large part upon our ability to attract and retain highly skilled managerial, engineering, customer service, selling and marketing, finance and manufacturing personnel, as our business is technology-based. Because competition for these personnel is intense, we may not be able to attract and retain qualified personnel in the future. The loss of the services of any of the key personnel, the inability to attract or retain qualified personnel in the future or delays in hiring required personnel, particularly software engineers and sales personnel, could have a material adverse effect on our business, financial condition and results of operations because our business is technology-based.

Increasing political and social turmoil, such as terrorist and military actions, increase the difficulty for us, our vendors and our customers to accurately forecast and plan future business activities and could have a material adverse effect on our business, financial condition and results of operation.

Recent political and social turmoil, including the terrorist attacks of September 11, 2001 and armed conflict involving the United States of America, can be expected to put further pressure on economic conditions in the United States and worldwide. The political, social and economic conditions make it difficult for us, our vendors and our customers to accurately forecast and plan future business activities. Our business, financial condition and results of operations may be materially adversely affected by a fluctuation in revenue relative to our forecasted value, as we may not be able to vary our incurred expenses in response to revenue actually realized.

ITEM 2.    Properties

Our corporate headquarters, which is also our principal administrative, selling, marketing, customer service and support and product development facility, is located in Maynard, Massachusetts. This facility has approximately 105,000 square feet under a lease which expires on March 31, 2005 and an annual base rent of $696,000. We purchased approximately 24,000 square feet of office and manufacturing space in Greenville, New Hampshire on February 15, 2000. We lease two facilities totaling approximately 13,000 square feet in Greenville, New Hampshire that are used for the development and final assembly of our video servers. We lease approximately 8,000 square feet of office space in Fort Washington, Pennsylvania, that is primarily used for the development of custom software products for companies specializing in digital video and interactive television. We also lease small research and development and/or sales and support offices in Beijing, China, St. Louis, Missouri, Reno, Nevada, Valbonne, France, Singapore, and Tokyo, Japan.

ITEM 3.    Legal Proceedings

Litigation Regarding SeaChange Patent No. 5,862,312

On June 13, 2000, we filed in the United States District Court for the District of Delaware a lawsuit against one of our competitors, nCube Corp., whereby we alleged that nCube’s MediaCube-4 product infringed a patent held by us (Patent No. 5,862,312) (“`312”) relating to our MediaCluster technology. In instituting the claim, we sought both a permanent injunction and damages in an unspecified amount. nCube made a counterclaim against us that our patent was invalid and that nCube’s MediaCube-4 product did not infringe our patent. On September 6, 2000, nCube conceded that, based on a claim construction ruling issued by the District Court in August 2000, nCube’s MediaCube-4 product infringed our patent. On September 25, 2000, a jury upheld the validity of our patent. On March 28, 2002, the Court denied nCube’s motion for a new trial and on September 30, 2002, the Court denied nCube’s motions for judgment as a matter of law. Any damages and injunctive relief against nCube will not be awarded until after appeal.

On March 26, 2002, nCube Corp. filed a complaint against us in the United States District Court for the District of Delaware seeking a declaratory judgment that its redesigned MediaCube-4 product does not infringe U.S. Patent No. 5,862,312 held by us. The complaint also alleges that nCube has been damaged by a certain statement made by our Chief Executive Officer during a public conference call to discuss our earnings on March 5, 2002. nCube is seeking a public retraction of the statement and damages in an unspecified amount. On April 15, 2002, we moved to dismiss all claims on the grounds that the patent-related issues are currently pending before the Court in the lawsuit previously filed by us, and the Court lacks jurisdiction over the remaining claims. On June 25, 2002, the Court stayed that action pending resolution of the appeals in the previously filed lawsuit.

Litigation Regarding nCube Patent No. 5,805,804

On January 8, 2001, nCube Corp. filed a complaint against us in the United States District Court for the District of Delaware alleging that our use of our MediaCluster, MediaExpress and Media Server technology each infringe Patent No. 5,805,804 held by nCube (“`804”). In instituting the claim, nCube sought both an injunction and monetary damages. On May 29, 2002, the jury rendered a verdict that we infringed the nCube `804 patent. The jury determined a reasonable royalty rate of 7% on sales of allegedly infringing video-on-demand products. The jury also determined that damages through January 31, 2002 amounted to $2.0 million and that our infringement was willful. In accordance with Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies,” (“SFAS No. 5”) we recorded certain charges to reflect this unfavorable jury verdict against us in the first quarter of fiscal 2003. The charges recorded totaled $14.4 million and included provisions for estimated damages of $2.8 million and treble damages of $5.6 million related to the shipments of the accused video-on-demand (“VOD”) systems through April 30, 2002, legal fees of $3.6 million incurred by us in defense of this patent, including $1.5 million of deferred legal costs included in other assets as of January 31, 2002 and estimated nCube legal fees of $2.0 million, and accrued interest on total damages of $418,000.

In response to post-trial motions filed by us and nCube in 2002, the court issued on March 31, 2003 two orders in the ‘804 infringement case. The first order ruled on the post-trial motions filed by nCube and us. The court granted-in-part and denied-in-part our motion for judgment as a matter of law and stated that an opinion would follow. Until the court issues its opinion, we will not know which portions of the motion were granted and which were denied. The court denied our motion for a new trial and awarded nCube enhanced damages of two times the jury award, two-thirds of its attorney’s fees, and pre-judgment and post-judgment interest. The court also denied nCube’s motion for a permanent injunction and an accounting. The bases for these denials will not be known until the court issues its opinion. Additionally, the court granted-in-part and denied-in-part nCube’s motion to strike post-trial submissions to the court which challenged the willfulness finding of the jury. Until the court issues its opinion, we will not know which portions were granted and which were denied. The second order issued by the court on March 31, 2003 denied a number of outstanding pre-trial motions as moot.

On April 8, 2003, nCube submitted to the court a post-judgment calculation of damages which applies the 7% royalty rate to the sales of the allegedly infringing video-on-demand products during the months of February, March, April and May of 2002 and which includes post-judgment interest through April 8, 2003.

Based on the court order issued on March 31, 2003 and the subsequent court filing by nCube on April 8, 2003, we adjusted our accrued litigation reserve in the fourth quarter of fiscal 2003 by reducing the estimated damages by $2.8 million, the estimated nCube legal costs by $160,000 and the pre-judgment and post-judgment interest charges by $600,000. The legal fees incurred through January 31, 2003 of $3.6 million includes the write-off of $1.5 million of our deferred legal fees included in other assets as of January 31, 2002, which was expensed in the first quarter of 2003 as well as our fees of $2.1 million incurred during fiscal 2003 related to pre-verdict legal services.

The following is a summary of the accrued litigation reserve through January 31, 2003:

Estimated damages on the accused VOD shipments through April 30, 2002	$2,787,000
Estimated treble damages on the accused VOD shipments through April 30, 2002	5,574,000
Estimated legal fees (including write-off of capitalized legal costs and nCube legal fees)	5,621,000
Accrued interest on estimated damages and treble damages through April 30, 2002	418,000

Total charges recorded as of April 30, 2002	14,400,000

Additional accrued interest on estimated damages and treble damages through January 31, 2003	261,000
Adjustment to litigation reserve based on March 31, 2003 court order and April 8, 2003 court filing	(3,537,000)
Legal expenses paid through January 31, 2003	(3,621,000)

Accrued litigation reserve as of January 31, 2003	$7,503,000

This reserve reflects our best estimate of our exposure based on information currently available. However, we believe that any liability ultimately incurred after pursuing all legal options will not likely exceed the provision, as adjusted in the fourth quarter, except for on-going legal fees associated with the dispute and additional interest on the awarded damages, which will be charged to operations. Other than the payment of our legal fees, any payment of the other amounts recorded as charges will only occur in the event that the jury verdict is upheld in appeal. We plan to contest the verdict, the claim construction and the denial of any of its post-trial motions by appeal to the United States Court of Appeals for the Federal Circuit. Any injunctive relief against us will not be determined until after appeal. In the event that the court issues an injunction prohibiting us from selling the accused video-on-demand products, we believe that such injunction would have a minimal impact on our ability to ship products and meet customer demands because we have implemented a revised version of the software which we believe does not infringe the nCube ‘804 patent.

We and nCube have made a submission to the court requesting that the court decide post-trial motions in the ‘312 patent and ‘804 patent cases at the same time, thereby aligning these two cases for simultaneous appeal.

In addition, nCube has asserted that we infringe several other patents and that it may take legal action in the future. We believe that we do not infringe any valid claim in these other patents.

Putterman Litigation

On June 14, 1999, we filed a defamation complaint against Jeffrey Putterman, Lathrop Investment Management, Inc. and Concurrent Computer Corporation in the Circuit Court of Pulaski County, Arkansas alleging that the defendants conspired to injure our business and reputation in the marketplace. The complaint further alleges that Mr. Putterman and Lathrop Investment Management, Inc. defamed us through false postings on an Internet message board. The complaint seeks unspecified amounts of compensatory and punitive damages. On June 14, 2000, Concurrent filed a counterclaim under seal against us seeking unspecified damages. On July 28, 2000, Concurrent filed a motion for summary judgment on the claim of civil conspiracy and on January 4, 2001, the trial court entered an order granting summary judgment for Concurrent on that claim. On June 12, 2001, the trial court denied the motion for reconsideration but made findings which permitted an immediate appeal and on July 11, 2001 we filed an appeal. On October 2, 2002, the Arkansas Court of Appeals reversed the judgment entered in favor of Concurrent and remanded the matter to the trial court. The Arkansas Supreme Court declined Concurrent’s request for review. Our claims against all defendants and any counterclaims will be set for trial. We cannot be certain of the outcome of the foregoing litigation, but plans to vigorously oppose allegations against us and assert our claims against other parties. In addition, as these claims are subject to additional discovery and certain claims for damages are as yet unspecified, we are unable to estimate the impact to our business, financial condition and results of operations or cash flows.

Securities Class Action Litigation

From October 30, 2002 to January 13, 2003, six purported class action lawsuits, all alleging nearly identical claims, were filed in the United States District Court for the District of Massachusetts against us, Morgan Stanley & Co. Incorporated, Thomas Weisel Partners LLC, RBC Dain Rauscher, Inc., William Styslinger, III, William Fiedler, Martin R. Hoffmann, Thomas F. Olson and Carmine Vona: Beylus et al. v. SeaChange Int’l, Inc. et al., Civil Action No. 02-12116-DPW, filed on October 30, 2002; Panther Partners, Inc. v. SeaChange Int’l, Inc. et al., Civil Action No. 02-12333-DPW, filed on November 26, 2002; Alimamaghani v. SeaChange Int’l, Inc. et al., Civil Action No. 02-12391-DPW filed on December 12, 2002; Sved v. SeaChange Int’l, Inc. et al., Civil Action No. 03-10003-DPW, filed on January 2, 2003; Young et al. v. SeaChange Int’l, Inc. et al., Civil Action No. 03-10032-DPW, filed on January 6, 2003; and Gaines v. SeaChange Int’l, Inc. et al., Civil Action No. 03-10092-DPW, filed on January 13, 2003. These complaints allege that the registration statement and prospectus issued by us in connection with our stock offering completed on January 31, 2002 contained statements that were materially inaccurate. The plaintiffs are seeking damages in an unspecified amount, together with interest thereon, recissory damages, reimbursement of costs and expenses, and further relief that the court may determine to be appropriate. On April 3, 2003, the court held a hearing during which it consolidated the complaints. The court ordered the plaintiffs to file a consolidated amended complaint by May 17, 2003, and directed the defendants to respond to that complaint on or before July 11, 2003. We believe the allegations in the complaints are without merit and we intend to defend ourselves vigorously in this matter.

General

We cannot be certain of the outcome of the foregoing current or potential litigation, but we plan to vigorously defend ourselves against allegations made against us and oppose allegations that may be brought against us in the future. Accordingly, we are unable to determine the ultimate impact of this litigation on our business, financial condition and results of operations or cash flows.

ITEM 4.    Submission of Matters To a Vote of Securities Holders

No matters were submitted during the fourth quarter of the fiscal year ended January 31, 2003 to a vote of security holders of the Company through the solicitation of proxies or otherwise.

PART II

ITEM 5.    Market for Registrant’s Common Equity and Related Stockholder Matters

Our common stock is traded on the Nasdaq National Market under the symbol “SEAC”. The following table sets forth the high and low closing sale prices for the Common Stock for the periods indicated, as reported on the Nasdaq National Market.

	High	Low
Three Month Period Ended:
April 30, 2001	$26.25	$10.38
July 31, 2001	27.18	14.63
October 31, 2001	29.30	15.29
January 31, 2002	37.78	25.75
April 30, 2002	28.26	10.36
July 31, 2002	14.20	5.95
October 31, 2002	8.91	4.51
January 31, 2003	8.25	5.15

On April 28, 2003, the last reported sale price of our common stock on the Nasdaq national market was $7.65.

We have not paid any cash dividends on our capital stock since its inception, and do not expect to pay cash dividends on our common stock in the foreseeable future. We currently intend to retain all of our future earnings for use in operation and expansion of the business.

As of April 28, 2003, we had 142 stockholders of record. We believe that the number of beneficial holders of our common stock exceeds 5,000.

Information concerning securities authorized for issuance under equity compensation plans is hereby incorporated by reference from the information contained under the heading “Equity Compensation Plan Information” in the our definitive proxy statement related to our July 16, 2003 Annual Meeting of Stockholders that will be filed with the Commission within 120 days after the close of the fiscal year (the “Definitive Proxy Statement”)

SeaChange Systems, Inc. (“Systems”), a majority-owned subsidiary of SeaChange, assigned its right to repurchase all shares of Systems common stock, $.01 par value per share (“Systems stock”), previously issued upon exercise of Systems options and to cancel all unexercised and outstanding options to purchase Systems stock (“Systems options”), to SeaChange. In January 2003, SeaChange exercised this right to effect such transaction (the “Reorganization”). As a result of the Reorganization, the holders of a total of 157,012 Systems shares and 19,900 Systems options ceased to be the holders of such securities and became entitled to receive 44,234 shares of SeaChange common stock, $.01 par value per share. This issuance is exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof, as SeaChange did not make any general solicitation relating to the issuance of these shares. No underwriter was used in connection with this transaction. As a result of the Reorganization, Systems is now a wholly-owned subsidiary of SeaChange.

ITEM 6.    Selected Financial Data

The following consolidated selected financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes included elsewhere in this annual report. The consolidated statement of operations data for each of the years ended December 31, 1998 and 1999 and January 31, 2001, 2002 and 2003 and for the one month period ended January 31, 2000 and the consolidated balance sheet data at December 31, 1998 and 1999 and at January 31, 2000, 2001, 2002 and 2003 are detailed below. The results of operations for the year ended January 31, 2003 includes an $11.1 million charge related to the unfavorable jury verdict in connection with a patent infringement claim and income tax expense of $7.9 million primarily related to a valuation allowance against net deferred tax assets. During the fourth quarter of the year ended January 31, 2001, SeaChange implemented the SEC’s SAB 101 guidelines, retroactive to the beginning of the year (see Note 3 of the consolidated financial statements). The pro forma results for prior periods presented below were calculated assuming the accounting change was made retroactively to all prior periods presented. An explanation of the determination of the number of shares used in computing net income (loss) per share is given in the notes to the consolidated financial statements.

	Year ended December 31		One Month Ended January 31,	Year ended January 31,
	1998	1999	2000	2001	2002	2003
Consolidated Statement of Operations Data:
Revenues:
Systems	$58,033	$68,457	$226	$74,986	$87,569	$103,282
Services	14,891	16,764	1,484	23,482	28,210	30,566

	72,924	85,221	1,710	98,468	115,779	133,848

Costs of revenues:
Systems	35,772	38,889	633	39,928	49,127	61,599
Services	13,611	14,962	1,445	18,798	21,030	21,322

	49,383	53,851	2,078	58,726	70,157	82,921

Gross profit (loss)	23,541	31,370	(368)	39,742	45,622	50,927

Operating expenses:
Research and development	15,763	16,302	1,764	20,283	23,359	26,097
Selling and marketing	8,566	8,595	1,034	12,472	14,178	15,704
General and administrative	6,132	5,335	457	7,372	7,358	23,072
Restructuring of operations	676	—	—	—	—	—
Acquisition costs	—	684	—	—	—	—

	31,137	30,916	3,255	40,127	44,895	64,873

Income (loss) from operations	(7,596)	454	(3,623)	(385)	727	(13,946)
Interest income (expense), net	235	28	9	(212)	(449)	1,447
Equity loss in earnings of affiliates	—	—	—	—	—	(6)

Income (loss) before income taxes and cumulative effect of change in accounting principle	(7,361)	482	(3,614)	(597)	278	(12,505)
Income tax expense (benefit)	(2,789)	(15)	(1,156)	(690)	(103)	7,925

Income (loss) before cumulative effect of change in accounting principle	(4,572)	497	(2,458)	93	381	(20,430)
Cumulative effect of change in accounting principle, net of tax of $732	—	—	—	(1,100)	—	—

Net income (loss)	$(4,572)	$497	$(2,458)	$(1,007)	$381	$(20,430)

Earnings (loss) per share before cumulative effect of change in accounting principle:
Basic and diluted	$(0.24)	$0.02	$(0.12)	$0.00	$0.02	$(0.77)

Earnings (loss) per share:
Basic and diluted	$(0.24)	$0.02	$(0.12)	$(0.05)	$0.02	$(0.77)

Pro forma amounts assuming the change in accounting principle is applied retroactively:
Revenue	$71,790	$85,052	$2,144	$98,468
Net income (loss)	(5,276)	323	(2,163)	93
Basic earnings (loss) per share	(0.28)	0.02	(0.10)	0.00
Diluted earnings (loss) per share	(0.28)	0.01	(0.10)	0.00

	As of December 31,		As of January 31,
	1998	1999	2000	2001	2002	2003
Consolidated Balance Sheet Data:
Working capital	$22,871	$23,365	$20,983	$28,819	$134,921	$85,415
Total assets	54,527	62,304	56,712	88,253	192,977	171,039
Long-term liabilities	1,027	1,231	1,144	3,934	6,363	744
Deferred revenue	3,939	4,380	6,292	8,435	13,071	11,624
Total liabilities	23,207	27,963	24,761	42,951	38,851	34,359
Total stockholders’ equity	31,320	34,341	31,951	45,302	154,126	136,680
Pro forma amounts assuming the change in accounting principle is applied retroactively:
Working capital	$22,167	$23,191	$21,278	$28,819
Total assets	54,527	62,304	56,712	88,253
Long-term liabilities	1,027	1,231	1,144	3,934
Deferred revenue	5,078	4,549	5,857	8,435
Total liabilities	23,911	28,137	24,466	42,951
Total stockholders’ equity	30,616	34,167	32,246	45,302

ITEM 7.    Management Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis together with our consolidated financial statements, related notes and other financial information appearing elsewhere in this Annual Report. In addition to historical information, the following discussion and other parts of this Annual Report contain forward-looking information that involves risks and uncertainties. Our actual results could differ materially from those anticipated by such forward-looking information due to competitive factors and other factors discussed under “Certain Risk Factors” and elsewhere in this Annual Report.

Overview

We are a leading developer, manufacturer and marketer of systems, known as video storage servers, that automate the management and distribution of long-form video streams, such as movies or other feature presentations, and short-form video streams, such as advertisements.

We have three reportable segments:  broadband systems, broadcast systems and services. The broadband systems segment includes products, such as our digital advertising and video-on-demand products, that digitally manage, store and distribute digital video for cable system operators and telecommunications companies. The broadcast systems segment includes products for the storage, archival, on-air playback of advertising and other video programming for the broadcast television industry. Our system revenues are comprised of sales of our broadband and broadcast systems. The service segment is comprised of revenue related to product development contracts, installation, training, product maintenance and technical support for all of the above systems, and delivery of content which is distributed by the broadband product segment.

We have experienced fluctuations in our systems revenues from quarter to quarter due to the timing of the receipt of customer orders and the shipment of those orders. The factors that impact the timing of the receipt of customer orders include among other factors: (1) the customer’s obtaining authorized signatures on their purchase orders; (2) the budgetary approvals within the customer’s company for capital purchases; and (3) the ability to process the purchase order within the customer’s organization in a timely manner. Factors that may impact the shipment of customer orders include: (1) the availability of material to produce the product; and (2) the time required to produce and test the system before delivery. Because the average sales price of our system is approximately $200,000, the delay in the timing of receipt and shipment of any one customer order can result in significant fluctuations in our revenue reported on a quarterly basis.

Our operating results are significantly influenced by a number of factors, including the mix of products sold and services provided, pricing, costs of materials used in our products and the expansion of our operations during the fiscal year. We price our products and services based upon our costs as well as in consideration of the prices of competitive products and services in the marketplace. The costs of our products primarily consist of the costs of components and subassemblies that have generally declined over time. As a result of the growth of our business, our operating expenses have increased in the areas of research and development, selling and marketing, customer service and support and administration. We expect that the soft economy will continue to adversely influence the capital spending budgets of some of our cable and broadcast customers who we believe depend on advertising revenues to fund their capital equipment purchases. Accordingly, we expect our financial results to vary from quarter to quarter and our historical financial results are not necessarily indicative of future performance.

On January 31, 2002, we completed a public offering of 3,594,411 shares of our common stock, consisting of 3,384,411 shares sold by us and 210,000 shares sold by certain of our stockholders. Proceeds to SeaChange, net of underwriting discounts and costs of the offering, were approximately $92.5 million.

On May 29, 2002, a jury rendered a verdict that we infringed Patent No. 5,805,804 that is held by nCube for which a complaint had been previously filed by nCube in January 2001. The jury also found that the infringement was willful. In March 2003, the court awarded damages of $4.7 million related to the shipments of the accused VOD systems through January 31, 2002 plus pre-judgment interest of $62,000 in addition to reimbursement of certain nCube legal costs of $1.8 million. We recorded certain charges of $14.4 million to reflect the unfavorable jury verdict in the first quarter of fiscal 2003 and subsequently reduced these charges in the fourth quarter of fiscal 2003 to reflect the court’s rulings in March 2003.

In October 2002, we entered into a Business Development Agreement with The ON Demand Group Limited (“ODG”), a company incorporated in England and Wales, whereby ODG agreed to exclusively purchase and to market and promote our video-on-demand systems worldwide in connection with furnishing video-on-demand services to ODG’s customers. During the year ended January 31, 2003, there were no product sales to ODG or any other affiliated entities. As part of this relationship, we invested $2.3 million in ODG for 600,000 ordinary shares of ODG and have committed additional funding as defined in the agreements between the two companies.

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

Revenue Recognition and Allowance for Doubtful Accounts.    Revenues from sales of systems are recognized upon shipment provided title and risk of loss have passed to the customer, there is evidence of an arrangement, fees are fixed or determinable and collection of the related receivable is reasonably assured. Installation, project management and training revenue is deferred and recognized as these services are performed. Revenue from technical support and maintenance is deferred and recognized ratably over the period of the related agreements, generally one year. Customers are billed for installation, project management, training and maintenance at the time of the product sale. If a portion of the sales price is not due until installation of the system is complete, that portion of the sales price is deferred until installation is complete. Revenue from movie content services is recognized based on the volume of monthly purchases that are made by hotel guests. Revenue from product development contract services is recognized based on the time and materials incurred to complete the work. Shipping and handling costs are included in revenue and cost of revenues.

Our transactions frequently involve the sales of systems and services under multiple element arrangements. Systems sales always include at least one year of free technical support and maintenance services. Revenue under multiple element arrangements is allocated to all undelivered elements of the sales arrangement based upon the fair value of those elements. The amounts allocated to training, project management, technical support and maintenance and movie content fees are based upon the price charged when these elements are sold separately and unaccompanied by the other elements. The amount allocated to installation revenue is based upon hourly rates and the estimated time required to complete the service. The amount allocated to the sale of systems reflects the residual method basis. Under this method, the total arrangement value is allocated first to the undelivered elements, based on their fair values, with the remainder being allocated to systems revenue. Installation, training and project management services are not essential to the functionality of systems as these services do not alter the equipment’s capabilities, are available from other vendors and the systems are standard products. For transactions in which consideration, including equity instruments, is given to a customer, we account for the value of this consideration as a reduction in revenue in our statement of operations (see further discussion under “Equity Investments” within Management’s Discussion and Analysis and footnote 14 in the consolidated financial statements).

We recognize revenue for systems and services only in those situations where collection from the customer is reasonably assured. Our normal payments terms are 50% of the order due upon receipt of a customer purchase order, 25% due upon shipment of the product to the customer and 25% due 45 days after shipment of the product to the customer. Our finance management regularly monitors payments from our customers and assesses any collection issues. We perform on-going credit evaluations of our customer’s financial condition but generally do not require collateral from our customers. For some of our international customers, we require an irrevocable letter of credit to be issued by the customer before the purchase order is accepted. We maintain allowances for specific doubtful accounts based on estimates of losses resulting from the inability of our customers to make required payments and record these allowances as a charge to general and administrative expenses. We base our estimates on our historical collection and write-off experience, current trends, credit assessment, and other analysis of specific customer situations. While such credit losses have historically been within our expectations and the allowances established, we cannot guarantee that we will continue to experience the same credit loss rates that we have in the past. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payment, additional allowances may be required. For example, during the year ended January 31, 2003, we recorded a $680,000 charge to operations relating to exposures on outstanding amounts owed to us from Adelphia Communications Corp. Our failure to accurately estimate the losses for doubtful accounts and ensure that payments are received on a timely basis could have a material adverse effect on our business, financial condition and results of operations.

Inventories and Reserves for Obsolescence.    Inventories are stated at the lower of cost or net realizable value. Cost is determined using the first-in, first-out (FIFO) method. Inventories consist primarily of components, subassemblies and finished products held for sale. All of our hardware components are purchased from outside vendors. We depend upon certain vendors for the manufacture of significant components for all of our products. If these vendors were to become unwilling or unable to manufacture these products in required volumes, we would have to identify and qualify acceptable alternative vendors. The inability to develop alternative sources, if required in the future, could result in delays or reductions in product shipments and thereby adversely affect our financial condition and results of operations.

Our manufacturing, finance and operations personnel monitor quarterly the inventories to determine that the carrying value is stated at the lower of cost or net realizable value. We record a provision for net realizable value adjustments, including obsolete inventory, when an impairment is identified through the quarterly management review process. Obsolete inventory, consisting of on-hand components, subassemblies and finished products, is written down to its estimated net realizable value, if less than cost. The obsolescence evaluation is based upon assumptions and estimates about future demand, product mix and possible alternative uses and involves significant judgments. For obsolete inventory that has been written down to its net realizable value, if there is a subsequent increase in demand for the same inventory at a higher value, we release the reserve upon sale or disposal of this inventory.

Principles of Consolidation.    We consolidate the balance sheets and results of operations of all wholly and majority owned subsidiaries. We also hold minority investments in the capital stock of certain private companies having product offerings or customer relationships that are strategic to us. These investments in affiliates include investments accounted for under the cost method and the equity method of accounting. Under the cost method of accounting, which generally applies to investments that represent less than a 20% ownership interest of the equity shares of the affiliate, the investments are carried at cost and we monitor the investments for impairment and make appropriate reductions in the carrying value, if necessary. Under the equity method of accounting, which generally applies to investments that represent 20% to 50% ownership of the equity securities of the affiliate, our proportionate ownership share of the earnings or losses of the affiliate is included in equity income (loss) in earnings of affiliates in our consolidated statement of operations.

For transactions involving the sale of our products and services to an affiliated entity in which we have an equity ownership interest, the extent of revenue and profit recognized varies based on the level of equity interest we hold. When our equity ownership interest in the affiliated customer is less than 20%, and we account for such interest on a cost basis, generally no revenue or profit is eliminated upon the sale of our products to an affiliated entity. When our equity ownership interest is between 20% and 50%, provided that we do not control the affiliated entity, we generally recognize revenue upon shipment but we eliminate a portion of the profit equal to our equity ownership interest in the entity. The profit is eliminated through a charge to equity loss in the earnings of affiliated entities with a corresponding reduction in the carrying value of the investment in the affiliate.

Investments in Affiliates.    On November 29, 2001, we entered into a Joint Development and Marketing Agreement with Visible World. The purpose of the partnership is to integrate the advertising insertion product offerings that we offer with the software technologies of Visible World, which would enable advertisers an end-to-end solution for providing target advertising to their customers. Commencing on November 29, 2002, the agreement is terminable on 90-days notice given by either party. In conjunction with the arrangement, Visible World issued us a fully vested warrant to purchase one million shares of Series B Preferred Stock at an exercise price of $0.01 per share. The warrant expires at the earliest of a) the consummation of a qualified public offering, as defined in the agreement, by Visible World, b) the sale of Visible World, as defined in the warrant agreement and c) 10 years. Because the issuance of the warrant to us under the terms of the agreement is in exchange for services to be provided by us, the warrant is accounted for under the guidance of EITF 00-08, “Accounting by a Grantee for an Equity Instrument to be Received in Conjunction with Providing Goods or Services.” Management determined the fair value of the warrant based on available financial information using the Black-Scholes valuation model. The assumptions used in this valuation included: a fair value of Visible World stock of $0.50 per share, a weighted average volatility factor of 100%, a dividend yield of 0.0%, a risk-free interest rate of 4.22%, and an expected warrant term of 5 years. If management had used another valuation method or different valuation assumptions, the fair value of the warrant may have significantly changed. We recorded the value of the warrant of $493,000 as a long-term investment included in investments in affiliates with an offsetting amount included in deferred revenue. We are recognizing the deferred revenue over a five year period, the expected term of the services. In addition, we review the carrying value of our investment on a regular basis for the existence of facts or circumstances, both internally and externally, that may suggest impairment of the asset. As a result of this review, no adjustment to the carrying value was required. It is possible that changes in facts or circumstances related to the value of this investment could materially affect our financial condition and results of operations.

On October 29, 2002, we entered into a Subscription and Shareholders Agreement (the “Subscription Agreement”) with ON Demand Group Limited (“ODG”), a company incorporated in England and Wales that provides video-on-demand services in Europe. Pursuant to the Subscription Agreement, we invested 1.5 million U.K. pounds Sterling (approximately $2.3 million) in exchange for 600,000 ordinary shares of ODG representing approximately 23% of the total outstanding capital stock of ODG as of October 29, 2002. We recorded the value of our investment in investments in affiliates. In connection with this Subscription Agreement, we entered into a Business Development Agreement with ODG for a minimum period of five years whereby ODG agreed to exclusively purchase and to market and promote our video-on-demand systems and software worldwide in connection with furnishing video-on-demand services to ODG’s customers.

The realization of our investments in equity securities may be affected by the affiliate’s ability to obtain adequate funding and execute its business plans, general market conditions, industry considerations specific to the affiliate’s business, and other factors. The inability of an affiliate to obtain future funding or successfully execute its business plan could adversely affect our equity earnings of the affiliate in the periods affected by those events. Future adverse changes in market conditions or poor operating results of the affiliates could result in equity losses or in inability to recover the carrying value of the investments in affiliates that may not be reflected in an investment’s current carrying value, thereby possibly requiring an impairment charge in the future. We record an impairment charge when we believe an investment has experienced a decline in value that is other-than-temporary.

Valuation of Long-Lived Assets.    In accordance with Statement of Financial Accounting Standards Board No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which we adopted on February 1, 2002, the carrying value of intangible assets and other long-lived assets is reviewed on a regular basis for the existence of facts or circumstances, both internal and external, that may suggest an asset is not recoverable—that is, the carrying amount of the asset exceeds the sum of the undiscounted cash flows expected to result from the asset’s use and eventual disposition. Factors we consider important that could trigger the impairment review include:

•	Significant underperformance relative to historical or projected future operating results;

•	significant negative industry or economic trends;

•	significant decrease in the market value of the long-lived asset;

•	significant adverse change to the extent or manner in which a long-lived asset is being used or in its physical condition;

•	significant adverse change in legal factors or in the business climate that could affect the value of a long-lived asset;

•	significant decline in our stock price for a sustained period;

•	significant decline in our technological value as compared to the market; and

•	our market capitalization relative to net book value.

If such circumstances exist, we evaluate the carrying value of long-lived assets to determine if impairment exists based upon estimated undiscounted future cash flows over the remaining useful life of the assets and comparing that value to the carrying value of the assets. If the carrying value of the asset is greater than the estimated future undiscounted cash flows, the asset is written down to its estimated fair value. We determine the estimated fair value of the assets on a projected discounted cash flow method using a discount rate determined by management to be commensurate with the risk inherent in the current business model. In determining expected future cash flows, assets are grouped at the lowest level for which cash flows are identifiable and independent of cash flows from other asset groups. Our cash flow estimates contain management’s best estimates, using appropriate and customary assumptions and projections at the time.

Net intangible assets consist of capitalized patent defense costs of $2.6 million which are being amortized to general and administrative expenses over their four year estimated useful life. In connection with the nCube patent infringement jury verdict in May 2002 (see “Legal Proceedings”), we wrote-off $1.5 million of certain deferred legal costs that had become impaired.

Equity Investments.    On December 1, 2000, we and Comcast Cable Communications, Inc. (“Comcast”) entered into a video-on-demand purchase agreement for our video-on-demand servers and related services. Under the terms of the video-on-demand purchase agreement, Comcast committed to purchase our systems capable of serving a minimum of one million cable subscribers by approximately December 2002. In addition, Comcast may earn up to an additional 450,000 incentive common stock purchase warrants through December 2003 based on the number of cable subscribers in excess of one million who are served by our systems which has been purchased by Comcast.

On February 28, 2001, we and Comcast SC signed and closed a common stock and warrant purchase agreement. Under the terms of this agreement, we sold in a private placement to Comcast SC for approximately $10 million an aggregate of 756,144 shares of our common stock and a warrant to purchase 100,000 shares of our common stock with an exercise price of $13.225 per share.

We determined the intrinsic value of $586,000 related to the 756,144 shares of common stock purchased on February 28, 2001 and measured the fair value of $1.1 million related to the 100,000 common stock purchase warrants as of the closing date and recorded these amounts as contra-equity. On April 30, 2001, we recorded an additional contra-equity amount of $325,000 for the fair value of the additional 25,000 common stock purchase warrants of our common stock as the registration statement had not been declared effective on or before March 31, 2001 in accordance with the agreement. On June 13, 2001, the effective date of the registration statement, we issued an additional 14,667 common stock purchase warrants in accordance with the agreement, and recorded an additional contra equity amount of $335,000, representing the incremental fair value of the total warrants issued. Management determined the fair value of the warrants using the Black-Scholes valuation model. The assumptions used in this valuation included: a weighted average volatility factor of 100%, a dividend yield of 0.0%, a risk-free interest rate of 4.85%, and an expected warrant term of 5 years. If management had used another valuation method or different valuation assumptions, the fair value of the warrants may have significantly changed, which could have materially impacted our results of operations. The total contra-equity amount of $2.4 million was amortized as an offset to gross revenue in proportion to the revenue recognized from the sale of equipment with respect to the first one million subscribers Comcast has committed to under the video-on-demand purchase agreement. We had originally estimated that the equipment value with respect to the first one million subscribers to be $30 million and in April 2002 we revised this estimate to $25 million based on price decreases within the video-on-demand equipment market.

In May 2002, we issued Comcast 15,235 incentive common stock purchase warrants based on the number of cable subscribers in excess of the first one million subscribers that will be served by our equipment. The exercise price of the incentive common stock purchase warrants of $11.94 was based on the average closing market price of our common stock for the fifteen trading days ending on the agreed upon determination date of April 26, 2002. We recorded a contra-equity amount of $126,000 representing the fair value of the additional incentive common stock purchase warrants issued. During the three months ended July 31, 2002, we amortized the $126,000 of the deferred equity discount as an offset to gross revenue because the warrants were earned by Comcast.

In August 2002, we issued Comcast an additional 887 incentive common stock purchase warrants based on the number of cable subscribers in excess of the first one million subscribers that will be served by our equipment. The exercise price of the incentive common stock purchase warrants of $8.01 was based on the average closing market price of our common stock for the fifteen trading days ending on the determination date of June 30, 2002. We recorded $6,000 as an offset to gross product revenue representing the fair value of the 887 additional incentive common stock purchase warrants issued. In addition, during the period August 1, 2002 through December 31, 2002, we recorded $129,000 as an offset to gross product revenue representing the estimated fair value of 28,053 additional incentive common stock purchase warrants, based on the number of cable subscribers in excess of the first one million subscribers, earned by Comcast as of December 31, 2002. The estimated fair value of the common stock purchase warrants was based on the average closing market price of our common stock for the fifteen trading days ending on December 31, 2002. During the month ended January 31, 2003, we recorded $281,000 as an offset to gross product revenue representing the estimated fair value of 49,570 additional incentive common stock purchase warrants, based on the number of cable subscribers in excess of the first one million subscribers, earned by Comcast as of January 31, 2003. The estimated fair value of the common stock purchase warrants was based on the average closing market price of our common stock for the last fifteen trading days ended on January 31, 2003.

Accounting for Income Taxes.    We record income taxes using the asset and liability method. Deferred income tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective income tax bases, and operating loss and tax credit carryforwards. Our financial statements contain certain deferred tax assets which have arisen primarily as a result of operating losses, as well as other temporary differences between financial and tax accounting. We evaluate the weight of all available evidence to determine whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. We are required to establish a valuation allowance if the likelihood of realization of the deferred tax assets is reduced based on an evaluation of objective verifiable evidence. Significant management judgment is required in determining our income tax expense (benefit), our deferred tax assets and liabilities and any valuation allowance recorded against our deferred tax assets. As a result of the cumulative taxable losses over recent fiscal years, including the significant loss incurred in fiscal 2003, mainly as the result of the charge to operations recorded in the first quarter of fiscal 2003 related to the unfavorable jury verdict in the nCube litigation, we had determined that our deferred tax assets as of April 30, 2002 would not be realizable for financial reporting purposes. Accordingly, we have recorded income tax expense of $7.4 million as a valuation allowance against all net deferred tax assets as of that date. In addition, we have not recorded any income tax benefit for the operating losses generated during fiscal 2003. The amount of the deferred tax asset considered realizable is subject to change based on future events, including generating taxable income in future periods. We will continue to assess the need for the valuation allowance at each balance sheet date based on all available evidence. If we generate future taxable income against which these tax attributes may be applied, some portion or all of the valuation allowance would be reversed and a corresponding increase in net income would be reported in the future.

Accounting for Contingencies.    During the quarter ended April 30, 2002, we recorded a $14.4 million charge to operations in connection with the unfavorable jury verdict received against us related to the patent infringement claim filed by nCube Corp. on January 8, 2001. In accordance with Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies,” and related guidance, we determined that based upon the unfavorable jury verdict stating that our infringement was willful, we determined that it was probable that certain deferred legal costs previously incurred in connection with defending an existing patent had become impaired and that liabilities for damages, treble damages, legal fees, including estimated nCube legal fees, and related accrued interest had been incurred as of April 30, 2002. In response to post-trial motions filed by SeaChange and nCube in 2002, the court issued on March 31, 2003 two orders in the patent infringement case. As part of the court order, the court awarded nCube enhanced damages of two times the jury award, two-thirds of its attorney’s fees, and pre-judgment and post-judgment interest. In addition, on April 8, 2003, nCube submitted to the court a post-judgment calculation of damages which applies the 7% royalty rate to the sales of the allegedly infringing video-on-demand products during the months of February, March, April and May of 2002 and which includes post-judgment interest through April 8, 2003. Based on the court order issued on March 31, 2003 and the subsequent court filing by nCube on April 8, 2003, we adjusted our accrued litigation reserve in the fourth quarter of fiscal 2003 by reducing the estimated damages by $2.8 million, the estimated nCube legal costs by $160,000 and the pre-judgment and post-judgment interest charges by $600,000. The legal expenses paid through January 31, 2003 of $3.6 million includes $1.5 million of our deferred legal expense included in other assets as of January 31, 2002, which was expensed in the first quarter of 2003, as well as our legal fees incurred in fiscal 2003 related to pre-verdict legal services. Other than the payment of our legal fees, any payment of the other amounts recorded as one-time charges will only occur in the event that the jury verdict is upheld in appeal and the enhanced damages are awarded. We believe that any liability ultimately incurred after pursuing all legal options will not likely exceed the provision, as adjusted in the fourth quarter, recorded during the year ended January 31, 2003 except for the on-going legal fees associated with the dispute and additional interest on the awarded damages which will be charged to operations. However, we have revised our estimate of ongoing legal expenses and interest on the potential damages award in aggregate to be approximately $400,000 to $700,000 per fiscal quarter until the matter is resolved. For the year ended January 31, 2003, approximately $2.1 million in legal fees and accrued interest on the potential damages award related to this litigation were recorded as general and administrative expenses.

Off-Balance Sheet Arrangements.    We have not created, and are not party to, any special-purpose or off-balance sheet entities for the purpose of raising capital or incurring debt. Other than our equity investment in ODG (see Liquidity and Capital Resources), we do not have any arrangements or relationships with entities that are not consolidated into our financial statements that are reasonably likely to materially affect our liquidity or the availability of our capital resources.

Year Ended January 31, 2003 Compared to the Year Ended January 31, 2002

Systems Revenues.    Our systems revenues consist of sales of our broadband and broadcast products. Systems revenues increased 18% from $87.6 million in the year ended January 31, 2002 to $103.3 million in the year ended January 31, 2003. Revenues from the broadband segment, which accounted for 60% of total revenues in the year ended January 31, 2002 and 64% of total revenues in the year ended January 31, 2003, increased from $69.5 million in fiscal 2002 to $86.3 million in fiscal 2003. Digital advertising system revenues were $23.5 million for the year ended January 31, 2003 as compared to $26.3 million for the year ended January 31, 2002. Video-on-demand revenues increased to $62.8 million for the year ended January 31, 2003 as compared to $43.2 million for the year ended January 31, 2002. Video-on-demand revenue for the years ended January 31, 2003 and 2002 were reduced by the amortization of $1.7 and $1.2 million, respectively, related to the deferred equity discount associated with the Comcast equity investment. The increase in broadband revenues is primarily attributable to the increased deployment of residential video-on-demand systems in the United States for cable operators, offset in part by a decline in the number of expansion systems purchased by United States cable system operators for digital advertising. Broadcast system segment revenues were $18.0 million in the year ended January 31, 2002 compared to $17.0 million in the year ended January 31, 2003. The 6% decrease in broadcast revenues for the year ended January 31, 2003 was primarily attributable to a decrease in capital expenditures by broadcast companies that we believe reflects declining advertising revenues earned by those companies. We expect future revenue growth, if any, to come principally from our interactive television and broadcast system products as cable and telecommunications companies continue to offer new video-on-demand applications for their customers and the market for digital video servers within the broadcast industry continues to expand. We do not expect the Business Development Agreement with ODG to have a significant impact on our video-on-demand revenues until late fiscal 2004 or fiscal 2005. As revenues from broadcast and interactive television products increase, the digital advertising products will become a smaller portion of total system revenues. However, we believe that there will be a continuing demand for expansions to existing digital advertising insertion systems within the United States.

Services Revenues.    Our services revenues consist of fees for installation, training, project management, product maintenance, technical support services, product development contracts and movie content fees. Our services revenues increased 9% to $30.6 million in the year ended January 31, 2003 from $28.2 million in the year ended January 31, 2002. This increase in services revenues primarily resulted from the annual renewals of technical support and maintenance service contracts, price increases on certain technical support and maintenance services and the impact of a growing installed base of systems.

For the twelve-month periods ended January 31, 2002 and January 31, 2003, certain customers each accounted for more than 10% of our total revenues. Single customers each accounted for 20%, 15% and 11% of total revenues in the year ended January 31, 2002 and 24% and 17% of total revenues in the year ended January 31, 2003. Revenue from these customers was primarily in the broadband segment. We believe that a significant amount of our revenues will continue to be derived from a limited number of large customers.

International sales accounted for approximately 14% and 12% of total revenues in the twelve-month periods ended January 31, 2002 and January 31, 2003, respectively. No individual country accounted for more than 10% of total revenue. We expect that international sales will remain a significant portion of our business in the future. As of January 31, 2003, substantially all sales of our products were made in United States dollars. Therefore, we have not experienced, nor do we expect to experience in the near term, any material impact from fluctuations in foreign currency exchange rates on our results of operations or liquidity. If this practice changes in the future, we will reevaluate our foreign currency exchange rate risk.

Systems Gross Profit.    Costs of systems revenues consist primarily of the cost of purchased components and subassemblies, labor and overhead relating to the final assembly and testing of complete systems and related expenses. Costs of systems revenues increased to $61.6 million in the year ended January 31, 2003 as compared to $49.1 million in the year ended January 31, 2002. In the year ended January 31, 2003, the increase in costs of systems revenues reflects higher systems revenue and relatively higher material costs within the video-on-demand products. We expect cost of systems revenues for the video-on-demand products within the broadband segment to decrease as a percentage of revenues as the revenue level increases and we improve our manufacturing and material purchasing efficiencies. Systems gross profit as a percentage of systems revenues was 44% and 40% in the year ended January 31, 2002 and January 31, 2003, respectively. The decrease in systems gross profit in the year ended January 31, 2003 was primarily due to the shift within the broadband segment from product sales of higher gross profit ad insertion systems to lower gross profit video-on-demand systems. We expect this product sales shift to continue, however, we expect that gross profit for video-on-demand systems will improve as the revenue level for video-on-demand systems increases and we improve our manufacturing and purchasing efficiencies. Gross profit for the broadband segment decreased from 44% of revenues for the year ended January 31, 2002 to 40% of revenues for the year ended January 31, 2003 and gross profit for the broadcast segment decreased from 43% to 41% for the year ended January 31, 2002 and the year ended January 31, 2003, respectively.

Services Gross Profit.    Costs of services revenues consist primarily of labor, materials and overhead relating to the installation, training, product maintenance and technical support services provided by us and costs associated with providing movie content services. Costs of services revenues increased 1% from $21.0 million in the year ended January 31, 2002 to $21.3 million in the year ended January 31, 2003, primarily as a result of increased revenues and the costs associated with our hiring and training additional service personnel to provide worldwide support for the growing installed base of broadband and broadcast systems and costs associated with providing movie content. Services gross profit as a percentage of services revenue was 25% in the year ended January 31, 2002 and 30% in the year ended January 31, 2003. Improvements in the services gross profit in the year ended January 31, 2003 reflect the economies of scale resulting from the increase in the installed base of systems under maintenance service contracts and price increases on certain annual technical support and maintenance services.

Research and Development.    Research and development expenses consist primarily of the compensation of development personnel, depreciation of development and test equipment and an allocation of related facilities expenses. Research and development expenses increased 12% from approximately $23.4 million in the year ended January 31, 2002 to $26.1 million in the year ended January 31, 2003. The increase in the dollar amount was primarily attributable to the hiring and contracting of additional development personnel which reflects our continuing investment in new products, prototype expenses associated with these development efforts and outside fees related to the certification of our products. We expect that research and development expenses will increase 5% to 7% in the 2004 fiscal year as we continue our development and support of new and existing products.

Selling and Marketing.    Selling and marketing expenses consist primarily of compensation expenses, including sales commissions, travel expenses and certain promotional expenses. Selling and marketing expenses increased 11% from $14.2 million in the year ended January 31, 2002 to $15.7 million in the year ended January 31, 2003. This increase is primarily due to increased sales commissions on higher revenues, higher travel costs related to increased direct sales efforts, and higher marketing expenses specifically for tradeshow and other promotional activities.

General and Administrative.    General and administrative expenses consist primarily of the provision for litigation and related expenses resulting from the nCube jury verdict, compensation of executive, finance, human resource and administrative personnel, legal and accounting services and an allocation of related facilities expenses. General and administrative expenses for the year ended January 31, 2003 increased $15.7 million over the year ended January 31, 2002. This increase is primarily due to the recording of charges of $11.1 million in fiscal 2003 associated with an unfavorable jury verdict in connection with the litigation with nCube, an additional $2.1 million in on-going legal fees and accrued interest related to the above litigation and the increase in accounts receivable reserves, principally a $680,000 provision against outstanding amounts owed by Adelphia Communications Corp., which filed for bankruptcy in June 2002. We have estimated that our ongoing legal expenses based on legal expenses incurred in each of the last three fiscal quarters and we expect to incur on-going legal fees and accrued interest on awarded potential damages in the aggregate amount of approximately $400,000 to $700,000 per fiscal quarter until the matter is resolved. The charges recorded for the nCube jury verdict totaled $11.1 million and included provisions for estimated damages and enhanced damages relating to the shipments of the accused video-on-demand (“VOD”) systems through April 30, 2002, legal expenses, including estimated nCube legal fees and $1.5 million of our legal costs that had been included in other assets as of January 31, 2002, and accrued interest on total damages. The legal expenses paid through January 31, 2003 of $3.6 million includes the write-off of $1.5 million of SeaChange deferred legal fees included in other assets as of January 31, 2002 and fees of $2.1 million incurred during fiscal 2003 related to pre-verdict legal services.

The following is a summary of the accrued litigation reserve through January 31, 2003:

Estimated damages on the accused VOD shipments through April 30, 2002	$2,787,000
Estimated treble damages on the accused VOD shipments through April 30, 2002	5,574,000
Estimated legal fees (including write-off of capitalized legal costs and nCube legal fees)	5,621,000
Accrued interest on estimated damages and treble damages through April 30, 2002	418,000

Total charges recorded as of April 30, 2002	14,400,000
Additional accrued interest on estimated damages and treble damages through January 31, 2003	261,000
Adjustment to litigation reserve based on March 31, 2003 court order and April 8, 2003 court filing	(3,537,000)
Legal expenses paid through January 31, 2003	(3,621,000)

Accrued litigation reserve as of January 31, 2003	$7,503,000

This reserve reflects our best estimate of our exposure based on information currently available. However, we believe that any liability ultimately incurred after pursuing all legal options will not likely exceed the provision, as adjusted in the fourth quarter, except for on-going legal fees associated with the dispute and additional interest on the awarded damages, which will be charged to operations. Other than the payment of our legal fees, any payment of the other amounts recorded as charges will only occur in the event that the jury verdict is upheld in appeal. We plan to contest the verdict, the claim construction and the denial of any of its post-trial motions by appeal to the United States Court of Appeals for the Federal Circuit. Any injunctive relief against us will not be determined until after appeal. In the event that the court issues an injunction prohibiting us from selling the accused video-on-demand products, we believe that such injunction would have a minimal impact on our ability to ship products and meet customer demands because we have implemented a revised version of the software which we believe does not infringe the nCube `804 patent.

Interest Income (Expense), Net.    Interest expense, net, was approximately $449,000 in the year ended January 31, 2002 and interest income, net, was approximately $1.4 million in the year ended January 31, 2003. The increase in interest income (expense) primarily reflects invested cash balances resulting from our public stock offering which closed on January 31, 2002, offset in part by interest paid on borrowings.

Income Tax Expense (Benefit).    As a result of the cumulative taxable losses over recent fiscal years, including the significant loss incurred in fiscal 2003, mainly as the result of the charge to operations recorded in the first quarter of fiscal 2003 related to the unfavorable jury verdict in the nCube litigation, we had determined that our deferred tax assets as of April 30, 2002 will not be realized for financial reporting purposes. Accordingly, we have recorded income tax expense of $7.4 million, as a valuation allowance against all net deferred tax assets as of that date. In addition, we have not recorded any income tax benefit for the operating losses generated during fiscal 2003. We will continue to assess the need for the valuation allowance at each balance sheet date based on all available evidence, including generating sufficient pre-tax book income in future periods. Our effective tax rate was 63% and (37)% for the year ended January 31, 2003 and January 31, 2002, respectively. The change in the effective tax rate from fiscal 2002 to fiscal 2003 was largely due to the income tax expense recorded as a valuation allowance in the first quarter of fiscal 2003.

Year Ended January 31, 2002 Compared to the Year Ended January 31, 2001

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

Services Revenues.    Our services revenues increased 20% to $28.2 million in the year ended January 31, 2002 from $23.5 million in the year ended January 31, 2001. This increase in services revenues primarily resulted from the renewals of technical support and maintenance services, price increases on certain technical support and maintenance services, the impact of a growing installed base of systems and a higher level of product development services.

For the twelve-month periods ended January 31, 2001 and January 31, 2002, certain customers each accounted for more than 10% of our total revenues. Single customers each accounted for 12% and 10% of total revenues in the year ended January 31, 2001 and 20%, 15% and 11% of total revenues in the year ended January 31, 2002. Revenue from these customers was primarily in the broadband segment.

International sales accounted for approximately 21% and 14% of total revenues in the twelve-month periods ended January 31, 2001 and January 31, 2002, respectively. We expect that international sales will remain a significant portion of our business in the future. As of January 31, 2002, substantially all sales of our products were made in United States dollars. Therefore, we have not experienced any material impact from fluctuations in foreign currency exchange rates on our results of operations or liquidity.

Systems Gross Profit.    Costs of systems revenues increased to $49.1 million in the year ended January 31, 2002 as compared to $39.9 million in the year ended January 31, 2001. In the year ended January 31, 2002, the increase in costs of systems revenues reflects higher systems revenue and higher material costs within the interactive television products. Systems gross profit as a percentage of systems revenues was 44% and 47% in the year ended January 31, 2002 and January 31, 2001, respectively. The decrease in systems gross profit in the year ended January 31, 2002 was primarily due to the shift within the broadband segment from product sales of higher gross profit ad insertion systems to lower gross profit interactive television systems. Gross profit for the broadband segment decreased from 48% for the year ended January 31, 2001 to 44% for the year ended January 31, 2002 while gross profit for the broadcast segment decreased from 44% to 43% for the year ended January 31, 2001 and the year ended January 31, 2002, respectively.

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

Interest Expense, Net.    Interest expense, net, was approximately $449,000 in the year ended January 31, 2002 and interest expense, net, was approximately $212,000 in the year ended January 31, 2001. The increase in 2002 in interest expense, net, primarily resulted from interest expense on increased borrowings under our lines of credit and borrowings under our construction loan.

Income Tax Expense (Benefit).    Our effective tax benefit rate was 37% in the year ended January 31, 2002. The effective tax rate for the year ended January 31, 2002 was favorably impacted by the utilization of research and development tax credits.

Cumulative effect of change in accounting principle.    During the fourth quarter of the year ended January 31, 2001, we implemented the SEC’s SAB 101 guidelines, retroactive to the beginning of the year. This was reported as a cumulative effect of a change in accounting principle as of February 1, 2000. Historically, for some of our sales transactions, a portion of the sales price, typically 25%, was not due until installation occurred. We now defer revenue recognition on the portion of the sales price not due until installation is complete. The cumulative effect of the change in accounting principle on prior years resulted in a charge to income of $1.1 million (net of income taxes of $732,000) or $0.05 per diluted share which has been included in income for the nine months ended October 31, 2000.

Quarterly Results of Operations

The following tables present certain unaudited quarterly information for the quarterly periods in the years ended January 31, 2002 and January 31, 2003. The results for any quarter are not necessarily indicative of future quarterly results, and we believe that period-to-period comparisons should not be relied upon as an indication of future performance.

	Three months ended
	April 30, 2001	July 31, 2001	October 31, 2001	January 31, 2002	April 30, 2002	July 31, 2002	October 31, 2002	January 31, 2003
	(in thousands, except per share amounts)
Revenue	$30,156	$27,024	$25,221	$33,378	$33,743	$33,290	$33,871	$32,944
Gross profit	11,460	10,751	9,338	14,073	12,160	12,747	12,917	13,103
Operating expenses	11,028	11,669	11,041	11,157	26,998	13,736	13,762	10,377
Net income (loss)	182	(684)	(1,212)	2,095	(21,835)	(635)	(541)	2,581
Earnings (loss) per share—Basic and diluted	0.01	(0.03)	(0.05)	0.09	(0.82)	(0.02)	(0.02)	0.10

We have experienced significant variations in revenues, expenses and operating results from quarter to quarter and such variations are likely to continue. A significant portion of our revenues have been generated from a limited number of customers, and it is difficult to predict the timing of future orders and shipments to these and other customers. Customers can cancel or reschedule shipments, and development or production difficulties could delay shipments. During the quarterly periods outlined above, we experienced variations in our revenues from quarter to quarter primarily related to the significant growth of our video-on-demand products in the broadband segment.

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

Operating expenses also vary with the number, timing and significance of new product and product enhancement introductions by us and our competitors, increased competition, the gain or loss of significant customers, the hiring of new personnel and general economic conditions. During the quarterly periods outlined above, we experienced certain fluctuations in our operating expenses. Our selling and marketing costs fluctuate from quarter to quarter as a result of large tradeshows that take place in the first and third quarter of the year and significant promotional costs that are incurred for new product introductions. Our general and administrative expenses were significantly impacted by the unfavorable jury verdict in the nCube patent infringement litigation and on-going legal costs associated with this litigation. All of the above factors are difficult for us to forecast, and these or other factors may have a materially adverse effect on our business, financial condition and results of operations for one quarter or a series of quarters. Only a small portion of our expenses vary with revenues in the short-term and there would likely be a material adverse effect on our operating results if future revenues are lower than expectations.

Based upon all of the forgoing, we believe that quarterly revenues and operating results are likely to vary significantly in the future and that period-to-period comparisons of our results of operations are not necessarily meaningful and, therefore, should not be relied upon as indications of future performance.

Liquidity and Capital Resources

We have financed our operations and capital expenditures primarily with the proceeds of our common stock, borrowings and cash flows generated from operations. Cash and cash equivalents decreased $35.1 million from $103.9 million at January 31, 2002 to $68.8 million at January 31, 2003 largely due to investing $31.8 million in available for sale marketable securities in fiscal year 2003. Working capital, excluding long-term marketable securities decreased from approximately $134.9 million at January 31, 2002 to approximately $85.4 million at January 31, 2003.

Net cash provided from operating activities for the year ended January 31, 2002 and January 31, 2003 was approximately $4.7 million and $7.2 million, respectively. The net cash provided by operating activities in the year ended January 31, 2003 was the result of the net loss adjusted for non-cash expenses including depreciation and amortization of $10.0 million and the changes in certain operating assets and liabilities. The significant changes in assets and liabilities that provided cash from operations included a decrease in accounts receivable of approximately $8.6 million and an increase in the accrued litigation reserve of $7.5 million related to the nCube litigation. These items that generated cash from operations were offset by a decrease in accounts payable of $4.6 million and a decrease in customer deposits of $1.9 million. We expect that the broadcast segment and the video-on-demand products within the broadband segment will continue to require a significant amount of cash to fund future product development, to manufacture and deploy customer test and demonstration equipment and to meet higher forecasted revenue levels.

Net cash used in investing activities was approximately $9.1 million and $38.0 million for the year ended January 31, 2002 and January 31, 2003, respectively. Investment activity consisted primarily of purchases of available for sale marketable securities of $31.8 million, capital expenditures of $3.3 million and the initial equity investment in ODG of approximately $2.3 million.

Net cash provided by financing activities was approximately $102.2 million for the year ended January 31, 2002 and cash used in financing activities was approximately $4.4 million for the year ended January 31, 2003. In the year ended January 31, 2003, the cash used in financing activities included approximately $5.6 million in principal payments under our equipment line of credit and capital lease obligations partially offset by proceeds from stock issuance of $1.2 million.

In October 2001, we entered into a $10.0 million revolving line of credit with a bank that expires in October 2003. Loans made under this revolving line of credit will bear interest at a rate per annum equal to the bank’s prime rate, 4.75% at January 31, 2003. As of January 31, 2003, we had no borrowings under this revolving line of credit. Borrowings under this line of credit are collateralized by substantially all of our assets. The loan agreement requires that we provide the bank with certain periodic financial reports and comply with certain financial ratios including a minimum level of earnings before interest, taxes and depreciation and amortization on a trailing twelve month basis. As of January 31, 2003, these financial covenants were amended and we were in compliance with these financial covenants. The line of credit replaces our prior revolving line of credit and equipment line with a different bank. In conjunction with entering into the new bank line, we repaid to our prior lender all outstanding borrowings under the equipment line of credit in an amount of $3.4 million. In March 2002, we repaid the outstanding balance under the current line of credit of $5.4 million plus accrued interest to the bank.

In October 2000, we entered into an agreement with a bank to finance $1.2 million of the construction costs related to the purchase and renovation of a manufacturing mill in New Hampshire that we previously purchased in February 2000. During the construction period, interest accrued and was paid at a per annum rate of 8.875%. Upon occupancy of the building in November 2000, the loan converted into two promissory notes whereby we pay principal and interest based upon a fixed interest rate per annum over a five and ten year period, respectively, of 8.875% at January 31, 2003. Borrowings under the loan are secured by the land and buildings of the renovated mill. The loan agreement requires that we provide the bank with certain periodic financial reports and comply with certain annual financial ratios. We were not in compliance with the financial covenants as of January 31, 2003 and we received a waiver from the bank for the violation. As of January 31, 2003, borrowings outstanding under the loan were $900,000.

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

As part of the Subscription and Shareholders Agreement (the “Subscription Agreement”) that we entered into with The ON Demand Group Limited (“ODG”) on October 29, 2002, we have committed to purchase in two separate tranches, additional ordinary shares and preference shares of ODG from ODG and certain of its existing shareholders for an additional aggregate purchase price of up to 8.5 million U.K. pounds Sterling (approximately $13.0 million) subject to ODG’s satisfaction of certain conditions as set forth in the Subscription Agreement. Preference shares of ODG are non-voting equity shares that have certain rights and restrictions as outlined in ODG’s Articles of Association, including but not limited to annual dividends, liquidation preferences and redemption/repurchase rights. In the first tranche, we have a commitment to purchase an additional 200,000 ordinary shares of ODG for an aggregate purchase price of 500,000 U.K. pounds Sterling, and an additional 400,000 ordinary shares of ODG from certain existing shareholders of ODG for an aggregate purchase price of

1.0 million U.K. pounds Sterling, subject to ODG’s satisfaction of the conditions as set forth in the Subscription Agreement for the first investment tranche, including the execution of an agreement by ODG with a major European cable operator for the supply of video-on-demand products and services to the customers of such European cable operator on or prior to May 31, 2003. In the second tranche, we have a commitment to purchase an additional 309,350 ordinary shares of ODG for an aggregate purchase price of 773,375 U.K. pounds Sterling, and an additional 6,226,625 preference shares of ODG for an aggregate purchase price of 6,226,625 U.K. pounds Sterling, subject to ODG’s satisfaction of the conditions as set forth in the Subscription Agreement for the second investment tranche, including the satisfaction of all of the conditions for the first tranche and the execution of certain content provision agreements by ODG with at least three studios providing for the supply of content for video-on-demand service on or prior to December 31, 2003. In the event of the expiration or the termination, for any reason other than breach of contract, of the Business Development Agreement, ODG, upon written notification from us, shall procure the sale or redemption of all the shares held by us at a price equal to the then current fair value for the ordinary shares and the redemption value of the preference shares as defined in the Articles of Association.

In January 2003, we repurchased all of the outstanding common shares and unexercised common stock options of SeaChange Systems, Inc. (“Systems”), a majority-owned subsidiary. As a result of this transaction, Systems is now a wholly-owned subsidiary and the holders of a total of 157,012 Systems common shares and 19,900 Systems common stock options ceased to be the holders of such securities and became entitled to receive 44,234 shares of our common stock, $.01 par value per share. We expect to issue the 44,234 shares of common stock in the first half of fiscal 2004. This repurchase has been accounted for under the purchase method of accounting and, accordingly, the purchase price has been allocated to the assets acquired based on their estimated fair values at the date of acquisition. The assets acquired consist of completed technology relating to the our broadband and broadcast products. The aggregate consideration was approximately $339,000, of which $301,000 was allocated to intangible assets and the remaining consideration of $38,000 related to the exchange of Systems common stock options for our common stock, was charged to compensation expense.

The following table reflects our current and contingent contractual obligations to make potential future payments:

Fiscal year ending January 31,	Non-cancelable Lease Commitments	ODG	Construction Loan	Inventory	Total
2004	$1,547	$13,000	$170	$4,900	$19,617
2005	1,355	—	186	—	1,541
2006	501	—	203	—	704
2007	383	—	67	—	450
2008	251	—	59	—	310
Beyond 2008	—	—	215	—	215

Total	$4,037	$13,000	$900	$4,900	$22,837

We believe that existing funds together with available borrowings under the revolving line of credit and the proceeds from our public stock offering completed in January 2002 are adequate to satisfy our working capital and capital expenditure requirements and other contractual obligations for the foreseeable future.

Effects of Inflation

Our management believes that financial results have not been significantly impacted by inflation and price changes.

Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 143 (“SFAS 143”), “Accounting for Obligations Associated with the Retirement of Long-Lived

Assets.” SFAS 143 provides the accounting requirements for retirement obligations associated with tangible long-lived assets. SFAS 143 is effective for financial statements for fiscal years beginning after June 15, 2002. We believe the adoption of SFAS 143 will not have a material impact on our financial position or results of operations.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” (“SFAS 146”) which will become effective for exit or disposal activities initiated after December 31, 2002. SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” We believe the adoption of SFAS 146 will not have a material impact on our financial position or results of operations.

In December 2002, the FASB issued SFAS 148, “Accounting for Stock-Based Compensation—Transition and Disclosure—an Amendment of FASB Statement No. 123.” SFAS 148 amends SFAS 123, “Accounting for Stock-Based Compensation”, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The amendments to SFAS 123 in SFAS 148 shall be effective for financial statements for fiscal years ending after December 15, 2002. The amendment to SFAS 123 and the amendment to Accounting Principles Board No. 28, “Interim Financial Reporting,” in SFAS 148 shall be effective for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002. Adoption of SFAS 148 will have no impact on our financial position or results of operations, and we have adopted the disclosure requirements in this Form 10-K.

In February 2003, the FASB issued Emerging Issues Task Force 00-21 (“EITF 00-21”), “Revenue Arrangements with Multiple Deliverables.” EITF 00-21 requires revenue arrangements with multiple deliverables to be divided into separate units of accounting. If the deliverables in the arrangement meet certain criteria, arrangement consideration should be allocated among the separate units of accounting based on their relative fair values. Applicable revenue recognition criteria should be considered separately for separate units of accounting. The guidance in EITF 00-21 is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. We believe the adoption of EITF 00-21 will not have a material impact on our financial position or results of operations.

In November 2002, the FASB issued FASB Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” which elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of this Interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor’s fiscal year-end. The disclosure requirements in this Interpretation are effective for financial statements of interim or annual periods ending after December 15, 2002. We believe the adoption of FIN 45 will not have a material impact on our financial statements or results of operations and have adopted the disclosure requirements in this Form 10-K.

In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities.” FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is required to be applied to our preexisting entities as of the beginning of the first quarter after June 15, 2003. FIN 46 is required to be applied to all new entities with which we become involved beginning February 1, 2003. We believe the interpretive accounting guidance necessary for FIN 46 will continue to evolve. Additional interpretive guidance could effect the accounting for the our investments in affiliates. We continue to evaluate the effects of FIN 46 on our financial position and results of operations.

ITEM 7A.    Quantitative and Qualitative Disclosures About Market Risk

We face exposure to financial market risks, including adverse movements in foreign currency exchange rates and changes in interest rates. These exposures may change over time as business practices evolve and could have a material adverse impact on our financial results. Our primary exposure has been related to local currency revenue and operating expenses in Europe and Asia. Historically, we have not hedged specific currency exposures as gains and losses on foreign currency transactions have not been material to date. At January 31, 2002 and January 31, 2003, we had approximately $6.5 million and $900,000 outstanding related to variable rate U.S. dollar denominated debt. The carrying value of these short-term borrowings approximates fair value due to the short maturities of these instruments. Assuming a hypothetical 10% adverse change in the interest rate, interest expense on these short-term borrowings would increase by approximately $36,000 for the twelve month period ended January 31, 2002 and $4,000 for the twelve month period ended January 31, 2003.

The carrying amounts reflected in the consolidated balance sheet of cash and cash equivalents, trade receivables and trade payables approximate fair value at January 31, 2003 due to the short maturities of these instruments.

We maintain investment portfolio holdings of various issuers, types, and maturities. Our cash and marketable securities include cash equivalents, which we consider to be investments purchased with original maturities of three months or less. Given the short maturities and investment grade quality of the portfolio holdings at January 31, 2003, a sharp rise in interest rates should not have a material adverse impact on the fair value of our investment portfolio. As a result, we do not currently hedge these interest rate exposures. At January 31, 2003, we had $1.0 million in short-term marketable securities and $30.7 million in long-term marketable securities. The major portion of these securities have fixed interest rates and are not subject to risk arising from interest rate variability.

ITEM 8.    Financial Statements and Supplementary Data

The Company’s Financial Statements and Schedules, together with the auditors’ report thereon, appear at pages F-1 through F-29, and S-1, respectively, of this Form 10-K. The supplementary financial information required by Item 302 of Regulation S-K is included in this Annual Report under Item 6.

ITEM 9.    Changes in Disagreements with Accountants and Financial Disclosure

Not applicable.

PART III

ITEM 10.     Directors and Executive Officers of the Registrant

Information concerning the directors of SeaChange is hereby incorporated by reference from the information contained under the heading “Election of Director” in SeaChange’s definitive proxy statement related to SeaChange’s Annual Meeting of Stockholders to be held on or about July 16, 2003 which will be filed with the Commission within 120 days after the close of the fiscal year (the “Definitive Proxy Statement”).

Certain information concerning directors and executive officers of SeaChange is hereby incorporated by reference to the information contained under the headings “Occupations of Directors and Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our Definitive Proxy Statement.

ITEM 11.    Executive Compensation

Information concerning executive compensation is hereby incorporated by reference to the information contained under the headings “Executive Compensation”, “Compensation of Directors”, “Compensation Committee Report on Executive Compensation”, “Stock Performance Graph”, “Compensation Committee Interlocks and Insider Participation” and “Options and Stock Plans” in the Definitive Proxy Statement.

ITEM 12.    Security and Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information concerning security ownership of certain beneficial owners and management is hereby incorporated by reference to the information contained under the headings “Securities Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in the Definitive Proxy Statement.

ITEM 13.    Certain Relationships and Related Transactions

Information concerning certain relationships and related transactions is hereby incorporated by reference to the information contained under the heading “Certain Relationships and Related Transactions” in the Definitive Proxy Statement.

ITEM 14.    Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

Within ninety days prior to the filing date of this Annual Report on Form 10-K, we evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, William C. Styslinger, III, our Chief Executive Officer, and William L. Fiedler, our Chief Financial Officer, concluded that our disclosure controls and procedures are effective.

(b) Changes in Internal Controls

There were no significant changes in our internal controls or in other factors that could significantly affect our internal controls subsequent to the date we last evaluated our internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

ITEM 15.    Principal Accountant Fees and Services

Information concerning Principal accountant fees and services is hereby incorporated by reference to the information contained under the heading “Accountants” in the Definitive Proxy Statement.

PART IV

ITEM 16.    Exhibits and Financial Statement Schedules, and Reports on Form 8-K

(a)(1) INDEX TO THE CONSOLIDATED FINANCIAL STATEMENTS

The following Consolidated Financial Statements of the Registrant are filed as part of this report:

(a)(2) INDEX TO FINANCIAL STATEMENT SCHEDULES

The following Financial Statement Schedule of the Registrant is filed as part of this report:

Page
Schedule II — Valuation and Qualifying Accounts and Reserves	S-1

Schedules not listed above have been omitted because the information requested to be set forth therein is not applicable or is shown in the accompanying Consolidated Financial Statements or notes thereto.

(a)(3) INDEX TO EXHIBITS

See attached Exhibit Index of this Annual Report on Form 10-K.

(b) REPORTS ON FORM 8-K

On November 13, 2002, SeaChange filed a current report on Form 8-K providing information therein under Item 2 (Acquisition or Disposition of Assets) and Item 7 (Financial Statement, Pro Forma Financial Information and Exhibits). On January 9, 2003, SeaChange filed an amended current report on Form 8-K/A to amend and restate Item 7 of the November 13, 2002 current report on Form 8-K to reflect the determination that financial statement disclosure would not be required with respect to the investment reported.

(c) EXHIBITS

The Company hereby files as part of this Form 10-K the Exhibits listed in Item 16 (a) (3) above. Exhibits which are incorporated herein by reference can be inspected and copied at the public reference facilities maintained by the Securities and Exchange Commission (the “Commission”), 450 Fifth Street, N.W.,Washington, D.C. 20549. Copies of such material can also be obtained from the Public Reference Section of the Commission, 450 Fifth Street, N.W., Washington, D.C. 20549, at prescribed rates. In addition the Company is required to file electronic versions of certain of these documents with the Commission through the Commission’s Electronic Data Gathering, Analysis and Retrieval (EDGAR) system. The Commission maintains a World Wide Web site at http://www.sec.gov that contains the report, proxy and information statements and other information regarding registrants that file electronically with the Commission. The Common Stock of the Company is traded on the Nasdaq National Market. Reports and other information concerning the Company may be inspected at the National Association of Securities Dealers, Inc. 1801 K Street, N.W., Washington, D.C. 20006.

(d) FINANCIAL STATEMENT SCHEDULES

The Company hereby files as part of this Form 10-K the consolidated financial statements schedules listed in Item 16 (a) (2) above, which are attached hereto.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, SeaChange International, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:	APRIL 28, 2003

SEACHANGE INTERNATIONAL, INC.

By:	/s/ WILLIAM C. STYSLINGER, III
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

Signature	Title(s)	Date

/s/ WILLIAM C. STYSLINGER, III William C. Styslinger, III	President, Chief Executive Officer, Chairman of the Board and Director (Principal Executive Officer)	April 28, 2003

/s/ WILLIAM L. FIEDLER William L. Fiedler	Vice President, Finance and Administration, Chief Financial Officer, Secretary and Treasurer (Principal Financial and Accounting Officer)	April 28, 2003

/s/ MARTIN R. HOFFMANN Martin R. Hoffmann	Director	April 28, 2003

/s/ CARMINE VONA Carmine Vona	Director	April 28, 2003

/s/ THOMAS F. OLSON Thomas F. Olson	Director	April 28, 2003

CERTIFICATIONS

I, William C. Styslinger, III, certify that:

1.	I have reviewed this annual report on Form 10-K of SeaChange International, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  April 28, 2003

By:	/s/ WILLIAM C. STYSLINGER, III
William C. Styslinger, III President and Chief Executive Officer (Principal Executive Officer)

I, William L. Fiedler, certify that:

1.	I have reviewed this annual report on Form 10-K of SeaChange International, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  April 28, 2003

By:	/s/ WILLIAM L. FIEDLER
William L. Fiedler Chief Financial Officer, Vice President, Finance and Administration, Treasurer and Secretary (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.		Description
3.1

—Amended and Restated Certificate of Incorporation of the Company (filed as Exhibit 3.3 to the Company’s Registration Statement on Form S-1 previously filed on November 4, 1996 with the Commission (File No. 333-12233) and incorporated herein by reference).

3.2

—Certificate of Amendment, filed May 25, 2000 with the Secretary of State in the State of Delaware, to the Amended and Restated Certificate of Incorporation of the Company (filed as Exhibit 4.1 to the Company’s Quarterly Report on 10-Q previously filed on December 15, 2000 with the Commission (Filed No. 000-21393) and incorporated herein by reference).

3.3

—Amended and Restated By-laws of the Company (filed as Exhibit 3.5 to the Company’s Registration Statement on Form S-1 previously filed on November 4, 1996 with the Commission (File No. 333-12233) and incorporated herein by reference).

4.1

—Specimen certificate representing the Common Stock (filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-1 previously filed on November 4, 1996 with the Commission (File No. 333-12233) and incorporated herein by reference).

4.2

—Amended and Restated Certificate of Incorporation of the Company (filed as Exhibit 3.3 to the Company’s Registration Statement on Form S-1 previously filed on November 4, 1996 with the Commission (File No. 333-12233) and incorporated herein by reference).

4.3

—Certificate of Amendment, filed May 25, 2000 with the Secretary of State in the State of Delaware, to the Amended and Restated Certificate of Incorporation of the Company (filed as Exhibit 4.2 to the Company’s registration statement on Form S-3 previously filed on December 6, 2000 with the Commission (Filed No. 333-51386) and incorporated herein by reference).

10.1

—Amended and Restated 1995 Stock Option Plan (filed as Annex B to the Company’s Proxy Statement on Form 14a previously filed on May 31, 2001 with the Commission (File No. 000-21393) and incorporated herein by reference).

10.2

—1996 Non-Employee Director Stock Option Plan (filed as Exhibit 10.2 to the Company’s Registration Statement on Form S-1 previously filed on November 4, 1996 with the Commission (File No. 333-12233) and incorporated herein by reference).

10.3

—Second Amended and Restated 1996 Employee Stock Purchase Plan of the Company (filed as Exhibit 10.3 to the Company’s Registration Statement on Form S-1 previously filed on March 1, 2001 with the Commission (File No. 333-56410) and incorporated herein by reference).

10.4

—Loan Agreement, dated as of October 16, 2000, by and between the Company and the Bank of New Hampshire, N.A. (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q previously filed on December 15, 2000 with the Commission (File No. 000-21393) and incorporated herein by reference).

10.5

—Loan and Security Agreement, dated as of October 22, 2001, by and between Citizens Bank of Massachusetts and the Company (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q previously filed on December 13, 2001 with the Commission (File No. 000-21393) and incorporated herein by reference).

10.6

—Amendment No. 1, dated as of June 14, 2002, by and between the Company and Citizen’s Bank of Massachusetts, to that certain Loan and Security Agreement, dated as of October 22, 2001, by and between the Company and Citizen’s Bank of Massachusetts (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q previously filed on September 13, 2002 with the Commission (File No. 000-21393) and incorporated herein by reference).

10.7	*

—Amendment No. 2, dated as of April 21, 2003, between the Company and Citizen’s Bank of Massachusetts, to that certain Loan and Security Agreement, dated as of October 22, 2001 by and between the Company and Citizen’s Bank of Massachusetts.

10.8

—Common Stock Purchase Agreement, dated as of May 23, 2000, by and between the Company and Microsoft Corporation (filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q previously filed on September 14, 2000 with the Commission (File No. 000-21393) and incorporated herein by reference).

Exhibit No.		Description
10.9

—Registration Rights Agreement, dated as of May 23, 2000, by and between the Company and Microsoft Corporation (filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q previously filed on September 14, 2000 with the Commission (File No. 000-21393) and incorporated herein by reference).

10.10	**

—Investment Term Sheet, dated as of May 8, 2000, by and between the Company and Microsoft Corporation (filed as Exhibit 10.6 to the Company’s Amended Quarterly Report on 10-Q for the quarterly period ended July 31, 2000 filed on March 1, 2001 with the Commission (File No. 000-21393) and incorporated herein by reference).

10.11	**

—Video-on-Demand Purchase Agreement, dated as of December 1, 2000, by and between the Company and Comcast Cable Communications of Pennsylvania, Inc. (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on December 15, 2000 with the Commission (File No. 000-21393) and incorporated herein by reference).

10.12

—Stock Purchase Agreement, dated as of February 28, 2001, by and between the Company and Comcast SC Investment, Inc. (filed as Exhibit 10.15 to the Company’s Registration Statement on Form S-1 previously filed on March 1, 2001 with the Commission (File No. 333-56410) and incorporated herein by reference).

10.13

—Amended and Restated Registration Rights Agreement, dated as of February 28, 2001, by and between the Company and Comcast SC Investment, Inc. (filed as Exhibit 10.16 to the Company’s Registration Statement on Form S-1 previously filed on March 1, 2001 with the Commission (File No. 333-56410) and incorporated herein by reference).

10.14

—Stock Purchase Agreement, dated as of December 30, 1999, by and among the Company, Digital Video Arts, Ltd. and the stockholders of Digital Video Arts, Ltd. and Corum Group Ltd. (filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K previously filed on January 14, 2000 with the Commission (File No. 000-21393) and incorporated herein by reference).

10.15

—License Agreement dated May 30, 1996 between Summit Software Systems, Inc. and the Company (filed as Exhibit 10.7 to the Company’s Registration Statement on Form S-1 previously filed on November 4, 1996 with the Commission (File No. 333-12233) and incorporated herein by reference).

10.16

—Lease Agreement dated May 28, 1998 between Robert Quirk, Trustee of Maynard Industrial Properties Associates Trust and the Company (filed as Exhibit 10.3 to the Company’s Annual Report on Form 10-K previously filed on March 24, 1999 with the Commission (File No. 000-21393) and incorporated herein by reference).

10.17

—Subscription and Shareholders Agreement, dated as of October 29, 2002, by and between the Company, ON Demand Group Limited and the other parties thereto (filed as Exhibit 2.1 to the Company’s Current Report on From 8-K previously filed on November 13, 2002 with the Commission (File No. 000-21393) and incorporated herein by reference).

10.18

—Articles of Association of ON Demand Group Limited, as adopted by special resolution passed on October 28, 2002 (filed as Exhibit 2.2 to the Company’s Current Report on From 8-K previously filed on November 13, 2002 with the Commission (File No. 000-21393) and incorporated herein by reference).

21.1

—List of Significant Subsidiaries (filed as Exhibit 21.1 to the Company’s Annual Report on Form 10-K/A previously filed on April 14, 2000 with the Commission (File No. 000-21393) and incorporated herein by reference).

23.1	*	—Consent of PricewaterhouseCoopers LLP
24.1		—Power of Attorney (included on signature page).
99.1		—Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
99.2		—Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

*	Filed herewith.
**	Confidential treatment requested as to certain portions of the document, which portions have been omitted and filed separately with the Commission.

REPORT OF INDEPENDENT ACCOUNTANTS

To	the Board of Directors and Stockholders of SeaChange International, Inc.:

In our opinion, the consolidated financial statements listed in the index appearing under Item 16(a)(1) present fairly, in all material respects, the financial position of SeaChange International, Inc. and its subsidiaries at January 31, 2002 and 2003 and the results of their operations and their cash flows for each of the three years in the period ended January 31, 2003 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 16(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 3 to the consolidated financial statements, the Company changed its method of recognizing revenue during the year ended January 31, 2001.

/s/ PricewaterhouseCoopers LLP

Boston, Massachusetts

April 21, 2003

SEACHANGE INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEET

(in thousands, except share data)

	January 31, 2002	January 31, 2003
Assets
Current assets:
Cash and cash equivalents	$103,898	$68,776
Marketable securities	—	1,012
Accounts receivable, net of allowance for doubtful accounts of $859 at January 31, 2002 and $1,437 at January 31, 2003	29,916	21,291
Inventories	23,990	23,189
Prepaid expenses and other current assets	2,311	4,713
Deferred income taxes	7,294	49

Total current assets	167,409	119,030
Property and equipment, net	17,652	14,970
Marketable securities	—	30,746
Deferred income taxes	1,481	—
Investments in affiliates	493	2,965
Other assets	1,759	182
Intangibles, net	3,930	2,893
Goodwill	253	253

	$192,977	$171,039

Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of lines of credit and obligations under capital lease	$291	$214
Accounts payable	14,735	10,165
Accrued litigation reserve	—	7,503
Other accrued expenses	1,837	3,122
Customer deposits	2,484	610
Deferred revenue	13,071	11,624
Income taxes payable	70	377

Total current liabilities	32,488	33,615

Long-term portion of lines of credit and obligations under capital lease	6,363	744

Commitments and contingencies (Note 12)
Stockholders’ equity:
Convertible preferred stock, 5,000,000 shares authorized, none outstanding	—	—
Common stock, $.01 par value; 100,000,000 shares authorized; 26,532,671 and 26,762,767 shares issued and outstanding at January 31, 2002 and 2003, respectively	265	268
Additional paid-in capital	159,914	161,510
Deferred equity discount	(1,164)	—
Due from shareholders	(122)	—
Accumulated deficit	(4,524)	(24,954)
Accumulated other comprehensive loss	(243)	(144)

Total stockholders’ equity	154,126	136,680

	$192,977	$171,039

The accompanying notes are an integral part of these consolidated financial statements.

SEACHANGE INTERNATIONAL, INC.

CONSOLIDATED STATEMENT OF OPERATIONS

(in thousands, except per share data)

	Year ended January 31,
	2001	2002	2003
Revenues:
Systems	$74,986	$87,569	$103,282
Services	23,482	28,210	30,566

	98,468	115,779	133,848

Costs of revenues:
Systems	39,928	49,127	61,599
Services	18,798	21,030	21,322

	58,726	70,157	82,921

Gross profit	39,742	45,622	50,927

Operating expenses:
Research and development	20,283	23,359	26,097
Selling and marketing	12,472	14,178	15,704
General and administrative	7,372	7,358	23,072

	40,127	44,895	64,873

Income (loss) from operations	(385)	727	(13,946)
Interest income (expense), net	(212)	(449)	1,447
Equity loss in earnings of affiliates	—	—	(6)

Income (loss) before income taxes	(597)	278	(12,505)
Income tax expense (benefit)	(690)	(103)	7,925

Income (loss) before cumulative effect of change in accounting principle	93	381	(20,430)
Cumulative effect of change in accounting principle, net of tax of $732	(1,100)	—	—

Net income (loss)	$(1,007)	$381	$(20,430)

Basic and diluted earnings (loss) per share before cumulative effect of change in accounting principle	$0.00	$0.02	$(0.77)
Cumulative effect of change in accounting principle	(0.05)	—	—

Basic and diluted earnings (loss) per share	$(0.05)	$0.02	$(0.77)

Pro forma amounts assuming the change in accounting principle is applied retroactively:
Net income	$93

Earnings per share—Basic	$0.00

Earnings per share—Diluted	$0.00

Shares used in calculating:
Basic earnings (loss) per share	21,745	22,878	26,623

Diluted earnings (loss) per share	23,234	23,917	26,623

The accompanying notes are an integral part of these consolidated financial statements.

SEACHANGE INTERNATIONAL, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(in thousands, except share data)

	Common Stock		Additional paid-in capital	Deferred Equity Discount	Due from Shareholders	Accumulated deficit	Accumulated other comprehensive loss	Total Stockholders’ Equity	Compre- hensive income (loss)
	Number of shares	Par value
Balance at January 31, 2000	21,300,185	$213	$35,695	—	—	$(3,898)	$(59)	$31,951
Issuance of common stock pursuant to exercise of stock options	392,669	4	1,802	—	—	—	—	1,806
Issuance of common stock in connection with employee stock purchase plan	67,795	1	1,013	—	—	—	—	1,014
Issuance of common stock in connection with Microsoft Corporation investment	277,162	3	9,997	—	—	—	—	10,000
Tax benefit from stock options	—	—	1,650	—	—	—	—	1,650
Translation adjustment	—	—	—	—	—	—	(112)	(112)	(112)
Net loss	—	—	—	—	—	(1,007)	—	(1,007)	(1,007)

Comprehensive loss									$(1,119)
Balance at January 31, 2001	22,037,811	221	50,157	—	—	(4,905)	(171)	45,302
Issuance of common stock pursuant to exercise of stock options	282,683	3	2,451	—	(122)	—	—	2,332
Issuance of common stock in connection with the employee stock purchase plan	71,622	1	1,154	—	—	—	—	1,155
Issuance of common stock in connection with Comcast investment	756,144	7	12,148	(2,329)	—	—	—	9,826
Amortization of deferred equity discount	—	—	—	1,165	—	—	—	1,165
Issuance of common stock pursuant to public offering net of issuance costs	3,384,411	33	92,654	—	—	—	—	92,687
Tax benefit from stock options			1,350	—	—	—	—	1,350
Translation adjustment	—	—	—	—	—	—	(72)	(72)	(72)
Net income	—	—	—	—	—	381	—	381	381

Comprehensive income									$309
Balance at January 31, 2002	26,532,671	265	159,914	(1,164)	(122)	(4,524)	(243)	154,126
Issuance of common stock pursuant to exercise of stock options	55,923	1	205	—	—	—	—	206
Issuance of common stock in connection with the employee stock purchase plan	174,173	2	1,171	—	—	—	—	1,173
Collection of amounts due from shareholders	—	—	—	—	122	—	—	122
Issuance costs related to public offering of common stock	—	—	(161)	—	—	—	—	(161)
Stock-based compensation expense related to options issued to non-employees	—	—	49	—	—	—	—	49
Amortization of deferred equity discount	—	—	132	1,164	—	—	—	1,296
Tax benefit from stock options	—	—	200	—	—	—	—	200
Translation adjustment	—	—	—	—	—	—	99	99	99
Net loss	—	—	—	—	—	(20,430)	—	(20,430)	(20,430)

Comprehensive loss									$(20,331)
Balance at January 31, 2003	26,762,767	$268	$161,510	$—	$—	$(24,954)	$(144)	$136,680

The accompanying notes are an integral part of these consolidated financial statements

SEACHANGE INTERNATIONAL, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

Increase (Decrease) in Cash and Cash Equivalents

(in thousands)

	Year ended January 31,
	2001	2002	2003
Cash flows from operating activities:
Net income (loss)	$(1,007)	$381	$(20,430)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	4,920	7,354	8,295
Inventory valuation allowance	823	—	265
Amortization of deferred equity discount	—	1,165	1,706
Tax benefit from stock options	1,650	1,350	200
Write-off of deferred legal costs	—	—	1,450
Deferred income taxes	(3,601)	(1,100)	8,726
Stock-based compensation related to options issued to non-employees	—	—	49
Changes in operating assets and liabilities:
Accounts receivable	(10,356)	(2,804)	8,625
Inventories	(5,126)	(1,061)	(298)
Prepaid expenses and other current assets and other assets	(2,113)	(311)	(2,169)
Accounts payable	6,881	(2,597)	(4,570)
Accrued litigation reserve	—	—	7,503
Other accrued expenses	(960)	20	875
Customer deposits	1,518	(1,462)	(1,874)
Deferred revenue	2,143	4,636	(1,447)
Income taxes payable	1,981	(886)	307

Net cash provided by (used in) operating activities	(3,247)	4,685	7,213

Cash flows from investing activities:
Purchases of marketable securities	—	—	(31,758)
Purchases of property and equipment	(10,276)	(5,879)	(3,270)
Increase in intangible assets	(2,500)	(2,748)	(472)
Investments in affiliates	—	(493)	(2,479)

Net cash used in investing activities	(12,776)	(9,120)	(37,979)

Cash flows from financing activities:
Proceeds from borrowings under line of credit	4,000	5,410	—
Proceeds from borrowings under equipment line of credit	4,823	—	—
Proceeds from borrowings under construction loan	1,183	—	—
Repayments under revolving line of credit	—	(4,000)	—
Repayments under line of credit and equipment line of credit	(1,569)	(5,021)	(5,561)
Repayments of obligations under capital lease	(160)	(201)	(135)
Collection of amounts due from shareholders	—	—	122
Proceeds from issuance of common stock, net of issuance costs	11,170	106,000	1,218

Net cash provided by (used in) financing activities	19,447	102,188	(4,356)

Net increase (decrease) in cash and cash equivalents	3,424	97,753	(35,122)
Cash and cash equivalents, beginning of period	2,721	6,145	103,898

Cash and cash equivalents, end of period	$6,145	$103,898	$68,776

Supplemental disclosure of cash flow information:
Income taxes paid	$303	$749	$281
Interest paid	$473	$717	$154
Supplemental disclosure of noncash financing and investing activity:
Transfer of items originally classified as inventories to fixed assets	$—	$2,701	$2,420
Transfer of items originally classified as fixed assets to inventories	$515	$723	$1,586

The accompanying notes are an integral part of these consolidated financial statements.

SEACHANGE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Nature of Business

SeaChange International, Inc. (“SeaChange” or “the Company”) develops, manufactures and sells systems, known as video storage servers, that automate the management and distribution of both short-form video streams, such as advertisements, and long-form video streams, such as movies or other feature presentations, each of which requires precise, accurate and continuous execution, to cable system operators, telecommunications companies and broadcast television companies. Through January 31, 2003, substantially all of SeaChange’s revenues were derived from the sale of broadband and broadcast systems and related services and movie content to cable system operators, broadcast and telecommunications companies in the United States and internationally.

2.    Summary of Significant Accounting Policies

Significant accounting policies followed in the preparation of the accompanying consolidated financial statements are as follows:

Principles of Consolidation

The Company consolidates the balance sheets and results of operations of all wholly and majority owned subsidiaries. SeaChange also holds minority investments in the capital stock of certain private companies having product offerings or customer relationships that are strategic to the Company. These investments in affiliates include investments accounted for under the cost method and the equity method of accounting. Under the cost method of accounting, which generally applies to investments that represent less than a 20% ownership interest of the equity shares of the affiliate, the investments are carried at cost and SeaChange monitors the investments for impairment and makes appropriate reductions in the carrying value, if necessary. Under the equity method of accounting, which generally applies to investments that represent 20% to 50% ownership of the equity securities of the affiliate, SeaChange’s proportionate ownership share of the earnings or losses of the affiliate are included in equity income (loss) in earnings of affiliates in the consolidated statement of operations.

Revenue Recognition

Revenues from sales of systems are recognized upon shipment provided title and risk of loss has passed to the customer, there is evidence of an arrangement, fees are fixed or determinable and collection of the related receivable is reasonably assured. Installation, project management and training revenue is deferred and recognized as these services are performed. Revenue from technical support and maintenance is deferred and recognized ratably over the period of the related agreements, generally one year. Customers are billed for installation, project management, training and maintenance at the time of the product sale. If a portion of the sales price is not due until installation of the system is complete, that portion of the sales price is deferred until installation is complete. Revenue from movie content services is recognized based on the volume of monthly purchases that are made by hotel guests. Revenue from product development contract services is recognized based on the time and materials incurred to complete the work. Shipping and handling costs reimbursed by customers are included in revenue and cost of revenues.

SeaChange’s transactions frequently involve the sales of systems and services under multiple element arrangements. Systems sales always include at least one year of free technical support and maintenance services. Revenue under multiple element arrangements is allocated to all undelivered elements of the sales arrangement based upon the fair value of those elements. The amounts allocated to training, project management, technical support and maintenance and movie content fees are based upon the price charged when these elements are sold separately and unaccompanied by the other elements. The amount allocated to installation revenue is based upon hourly rates and the estimated time required to complete the service. The amount allocated to the sales of systems

SEACHANGE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

reflects the residual method basis. Under this method, the total arrangement value is allocated first to undelivered elements, based on their fair values, with the remainder being allocated to systems revenue. Installation, training and project management services are not essential to the functionality of systems as these services do not alter the equipment’s capabilities, are available from other vendors and the systems are standard products. For transactions in which consideration, including equity instruments, is given to a customer, SeaChange accounts for the value of this consideration as a reduction in revenue in its statement of operations (see Note 14).

For transactions involving the sale of SeaChange products and services to an affiliated entity in which the Company has an equity ownership interest, the extent of revenue and profit recognized varies based on the level of equity interest the Company holds. When the Company’s equity ownership interest in the affiliated customer is less than 20%, and the Company accounts for such interest on a cost basis, generally no revenue or profit is eliminated upon the sale of our products to an affiliated entity. When SeaChange’s equity ownership interest is between 20% and 50%, provided that the Company does not control the affiliated entity, the Company generally recognizes revenue upon shipment but the Company eliminates a portion of the profit equal to its equity ownership interest in the entity. The profit is eliminated through a charge to equity income (loss) in earnings of affiliates with a corresponding reduction in the carrying value of the investment in the affiliate.

Concentration of Credit Risk

Financial instruments which potentially expose SeaChange to concentrations of credit risk include temporary and long-term cash investments, including investments in treasury bills, certificates of deposits and commercial paper, trade accounts receivable, accounts payable and accrued liabilities. The Company restricts its cash investments to repurchase agreements with major banks and U.S. government and corporate securities which are subject to minimal credit and market risk. To minimize this risk, SeaChange evaluates customers’ financial condition, requires advance payments from certain of its customers and maintains reserves for potential credit losses. At January 31, 2002 and January 31, 2003, SeaChange had an allowance for doubtful accounts of $859,000 and $1,437,000, respectively, to provide for potential credit losses and such losses to date have not exceeded management’s expectations.

In the years ended January 2001, 2002 and 2003, revenues from SeaChange’s five largest customers represented approximately 44%, 58%, and 65% respectively, of SeaChange’s total revenues. In the years ended January 31, 2001, and January 31, 2003, two customers each accounted for more than 10% of SeaChange’s revenues. In the year ended January 31, 2002, three customers each accounted for more than 10% of SeaChange’s revenues.

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

Cash, Cash Equivalents, and Marketable Securities

SeaChange’s investment portfolio consists of investments classified as cash equivalents, short-term marketable securities and long-term marketable securities. All highly liquid investments with an original maturity of three months or less when purchased are considered to be cash equivalents. All cash equivalents are carried at cost, which approximates fair value. SeaChange’s entire marketable securities portfolio is classified as available for sale as defined in SFAS No. 115, “Accounting for Certain Investments in Debt and Equity

SEACHANGE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Securities” and reported at fair value. Any unrealized gains or losses are included in stockholders’ equity as a component of accumulated other comprehensive loss. Any realized gains or losses would be shown in the accompanying consolidated statements of operations in other income or expense. For the years ended January 31, 2001, 2002 and 2003, gross unrealized gains and losses on securities, the cost of which is based upon the specific identification method, were not material. The cost basis, aggregate fair value and unrealized gains and losses for SeaChange’s cash, cash equivalents, short- and long-term marketable securities portfolio is shown below: (in thousands)

	Cost	Fair Market Value	Unrealized Gains (Losses)
January 31, 2002:
Cash and money market funds	$103,898	$103,898	$—

Total cash, cash equivalents and marketable securities	$103,898	$103,898	$—

January 31, 2003:
Cash and money market funds	$60,676	$60,676	$—
State and municipal obligations	8,100	8,100	—
Corporate debt securities	1,012	1,008	(4)

Cash, cash equivalents and marketable securities—short-term	69,788	69,784	(4)
Debt securities issued by the United States Treasury and other United States government agencies	20,497	20,532	35
Corporate debt securities	10,249	10,218	(31)

Marketable securities—long-term	30,746	30,750	4

Total cash, cash equivalents and marketable securities	$100,534	$100,534	$—

The short-term marketable securities mature in less than one year. Long-term marketable securities have maturities of one to three years.

Inventories

Inventories are stated at the lower of cost or net realizable value. Cost is determined using the first-in, first-out (FIFO) method. Inventories consist primarily of components and subassemblies and finished products held for sale. All of SeaChange’s hardware components are purchased from outside vendors. SeaChange depends upon certain vendors for the manufacture of significant components for all of its products. If these vendors were to become unwilling or unable to manufacture these products in required volumes, SeaChange would have to identify and qualify acceptable alternative vendors which would be difficult to do.

Property and Equipment

Property and equipment consists of land and buildings, office and computer equipment, leasehold improvements, demonstration equipment, deployed assets and spare components and assemblies used to service SeaChange’s installed base. Demonstration equipment consists of systems manufactured by SeaChange for use in marketing and selling activities. Property and equipment are recorded at cost and depreciated using the straight-line method over their estimated useful lives. Leasehold improvements are amortized over the shorter of their estimated useful lives or the term of the respective leases by use of the straight-line method. Deployed assets are the movie systems owned and manufactured by SeaChange that are installed in a hotel environment. Deployed assets are depreciated over the life of the related service agreements ranging from 2 to 7 years. Maintenance and repair costs are expensed as incurred. Significant improvements are capitalized and depreciated. Upon retirement or sale, the cost of the assets disposed of, and the related accumulated depreciation, are removed from the accounts, and any resulting gain or loss is included in the determination of net income.

SEACHANGE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Goodwill and Intangible Assets

On February 1, 2002, SeaChange adopted SFAS No. 142, “Goodwill and Other Intangible Assets” (SFAS 142) that requires, among other things, the discontinuance of goodwill amortization, the reclassification of certain existing recognized intangibles as goodwill, the reassessment of the useful lives of existing recognized intangibles and reclassification of certain intangibles out of previously reported goodwill. SeaChange reassessed the useful lives of the intangible assets and determined that the lives were appropriate. In accordance with SFAS 142, amortization of goodwill was discontinued as of February 1, 2002. Prior to the adoption of SFAS 142, goodwill was amortized on a straight-line basis over its estimated useful life. In accordance with SFAS 142, SeaChange also reassessed the classification of goodwill and intangible assets that resulted in $253,000 being identified as goodwill and the remaining gross carrying value of $5.2 million with an accumulated amortization balance of $1.3 million being identified as patent and completed technology related intangibles. Goodwill is reported as part of the Broadband segment. Goodwill amortization for the years ended January 31, 2001 and 2002 was $128,000.

SFAS 142 requires SeaChange to evaluate goodwill for impairment on, at least, an annual basis. SeaChange evaluates the recoverability of goodwill annually in the fourth quarter, or more frequently if events or changes in circumstances, such as declines in sales, earnings or cash flows or material adverse changes in the business climate, indicate that the carrying value of an asset might be impaired. Goodwill is considered to be impaired when the net book value of a reporting unit exceeds its estimated fair value. Fair values are primarily determined using a discounted cash flow methodology. The determination of discounted cash flows is based on SeaChange’s strategic plans and future forecasts. SeaChange completed the transitional goodwill impairment test in the first quarter of the year ended January 31, 2003 and the annual impairment test in the fourth quarter of the year ended January 31, 2003 and determined that no adjustment was required to the carrying value of goodwill based on the analyses performed.

The following is the effect on net income (loss) and net income (loss) per share had SFAS 142 been in effect for the years ended January 31, 2001 and January 31, 2002 (in thousands, except per share amounts):

	Year ended January 31,
	2001	2002	2003
Net income (loss)	$(1,007)	$381	$(20,430)
Add back: Impact of goodwill amortization	411	128	—

Adjusted net income (loss)	$(596)	$509	$(20,430)

Net income (loss) per share—basic and diluted	$(0.05)	$0.02	$(0.77)
Add back: Impact of goodwill amortization	0.02	0.00	—

Adjusted net income (loss) per share—basic and diluted	$(0.03)	$0.02	$(0.77)

In January 2003, SeaChange repurchased all of the outstanding common shares and unexercised common stock options of SeaChange Systems, Inc. (“Systems”), a majority-owned subsidiary of SeaChange. As a result of this transaction, Systems is now a wholly-owned subsidiary of SeaChange and the holders of a total of 157,012 Systems common shares and 19,900 Systems common stock options ceased to be the holders of such securities and became entitled to receive 44,234 shares of SeaChange common stock, $.01 par value per share. SeaChange expects to issue the 44,234 shares of common stock in the first half of fiscal 2004. This repurchase has been accounted for under the purchase method of accounting and, accordingly, the purchase price has been allocated to the assets acquired based on their estimated fair values at the date of acquisition. The assets acquired consist of completed technology relating to the Company’s broadband and broadcast products. The aggregate consideration was approximately $339,000, of which $301,000 was allocated to intangible assets and the remaining

SEACHANGE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

consideration of $38,000, related to the exchange of Systems common stock options for SeaChange common stock, was charged to compensation expense.

At January 31, 2002 and 2003, the net intangible assets consist of capitalized patent defense costs reported as part of the Broadband segment which are being amortized to general and administrative expenses over their four-year estimated useful life and of completed technology reported as part of the Broadband and Broadcast segments related to the Systems’ stock repurchase which is being amortized to general and administrative expenses over their estimated four-year useful life. At January 31, 2002 and 2003, the gross carrying value of these intangibles was $5.2 million and $5.7 million, respectively, and the accumulated amortization was $1.3 million and $2.8 million, respectively. Amortization expense for these intangibles was $100,000, $1.1 million and $1.5 million for the years ended January 31, 2001, 2002 and 2003, respectively. Amortization expense for these intangibles is estimated to be $1.6 million, $1.1 million, $100,000, $100,000 and $0 for the years ended January 31, 2004, 2005, 2006, 2007 and 2008, respectively.

Long-lived Assets

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which SeaChange adopted on February 1, 2002, the carrying value of intangible assets and other long-lived assets is reviewed on a regular basis for the existence of facts or circumstances, both internal and external, that may suggest an asset is not recoverable—that is, the carrying amount of the asset exceeds the sum of the undiscounted cash flows expected to result from the asset’s use and eventual disposition. Factors SeaChange considers important that could trigger the impairment review include:

•	significant underperformance relative to historical or projected future operating results;

•	significant negative industry or economic trends;

•	significant decrease in the market value of the long-lived asset;

•	significant adverse change to the extent or manner in which a long-lived asset is being used or in its physical condition;

•	significant adverse change in legal factors or in the business climate that could affect the value of a long-lived asset;

•	significant decline in our stock price for a sustained period;

•	significant decline in our technological value as compared to the market; and

•	our market capitalization relative to net book value.

If such circumstances exist, SeaChange evaluates the carrying value of long-lived assets to determine if impairment exists based upon estimated undiscounted future cash flows over the remaining useful life of the assets and comparing that value to the carrying value of the assets. If the carrying value of the asset is greater than the estimated future undiscounted cash flows, the asset is written down to its estimated fair value. SeaChange determines the estimated fair value of the assets on a projected discounted cash flow method using a discount rate determined by management to be commensurate with the risk inherent in the current business model. In determining expected future cash flows, assets are grouped at the lowest level for which cash flows are identifiable and independent of cash flows from other asset groups. SeaChange’s cash flow estimates contain management’s best estimates, using appropriate and customary assumptions and projections at the time.

SEACHANGE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Research and Development and Software Development Costs

Costs incurred in the research and development of SeaChange’s products are expensed as incurred, except for certain software development costs. Costs associated with the development of computer software are expensed prior to establishing technological feasibility and capitalized thereafter until the product is released for sale. Software development costs eligible for capitalization to date have not been material to SeaChange’s financial statements. Costs associated with acquired software rights are capitalized if technological feasibility of the software has been established.

Stock Compensation

SeaChange accounts for its stock option plans and stock purchase plan under the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” (“APB 25”) and related interpretations and provides pro forma footnote disclosures as though the fair value method under SFAS No. 123, “Accounting for Stock-Based Compensation,” (“SFAS 123”), was followed. Non-employee stock awards are accounted for in accordance with Emerging Issues Task Force Issue No. 96-18, “Accounting for Equity Instruments That are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services”. SeaChange’s employee stock purchase plan is a non-compensatory plan and its stock option plans are accounted for using the intrinsic value method under the provisions of APB 25. Had compensation for SeaChange’s stock based compensation plans been accounted for at fair value, the amounts reported in the Statement of Operations for the years ended January 31, 2001, 2002 and 2003 would have been:

	Year ended January 31,
	2001	2002	2003
Net income (loss), as reported	$(1,007,000)	$381,000	$(20,430,000)
Less: Stock-based compensation expense determined under fair value method for all awards, net of related tax effects	(13,818,000)	(16,285,000)	(14,070,000)

Pro forma net loss	$(14,825,000)	$(15,904,000)	$(34,500,000)

Basic and diluted earnings (loss) per share
As reported	$(0.05)	$0.02	$(0.77)
Pro forma	$(0.68)	$(0.70)	$(1.30)

The fair value of each option granted was estimated on the date of grant assuming a weighted average volatility factor of 100% for the years ended January 31, 2001, 2002 and 2003. Additional weighted average assumptions used for grants during the years ended January 31, 2001, 2002 and 2003, included: dividend yield of 0.0% for all periods; risk-free interest rates of 4.9% for options granted during the year ended January 31, 2001; 3.7% for options granted during the year ended January 31, 2002; 2% for options granted during the year ended January 31, 2003; and an expected option term of 5 years for all periods.

Because additional option grants are expected to be made each year and options vest over several years, the above pro forma disclosures are not representative of pro forma effects of reported net income (loss) for future years.

Foreign Currency Translation

SeaChange has determined that the functional currency of its foreign subsidiaries is the local currency. Accordingly, assets and liabilities are translated to U.S. dollars at current exchange rates as of each balance sheet date. Income and expense items are translated using average exchange rates during the year. Cumulative currency

SEACHANGE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

translation adjustments are presented as a separate component of stockholders’ equity. Transaction gains and losses and unrealized gains and losses on intercompany receivables are recognized in the Statement of Operations and have not been material to date.

Comprehensive Income (Loss)

SFAS No. 130, “Reporting Comprehensive Income” (“SFAS 130”) requires that changes in comprehensive income (loss) be shown in a financial statement that is displayed with the same prominence as other financial statements. SeaChange has presented accumulated other comprehensive income (loss) and total comprehensive income (loss) in the Statement of Stockholders’ Equity. Total comprehensive income (loss) consists primarily of cumulative translation adjustments and unrealized gains and losses on marketable securities.

Advertising Costs

Advertising costs are charged to expense as incurred. Advertising costs were $1,089,000, $543,000 and $297,000 for the years ended January 31, 2001, 2002 and 2003, respectively.

Earnings (Loss) Per Share

Earnings (loss) per share are presented in accordance with SFAS No. 128, “Earnings Per Share”, (“SFAS 128”) which requires the presentation of “basic” earnings (loss) per share and “diluted” earnings (loss) per share. Basic earnings (loss) per share is computed by dividing earnings (loss) available to common shareholders by the weighted-average shares of common stock outstanding during the period. For the purposes of calculating diluted earnings (loss) per share, the denominator includes both the weighted average number of shares of common stock outstanding during the period and the weighted average number of potential common stock, such as stock options and restricted stock, calculated using the treasury stock method.

For the year ended January 31, 2003, 4,762,161 common shares issuable upon the exercise of stock options are antidilutive because SeaChange recorded a net loss for the period and, therefore, have been excluded from the diluted earnings (loss) per share computation. For the years ended January 31, 2001 and January 31, 2002, 474,459, and 2,083,978, respectively, of common shares issuable upon the exercise of stock options have been excluded from the diluted earnings (loss) per share computation as the exercise price of these common shares were above the market price of the common stock at the periods indicated.

Below is a summary of the shares used in calculating basic and diluted earnings (loss) per share for the periods indicated:

	Year Ended January 31, 2001	Year Ended January 31, 2002	Year Ended January 31, 2003
Weighted average shares used in calculating earnings (loss) per share—Basic	21,745,000	22,878,000	26,623,000
Dilutive common stock equivalents	1,489,000	1,039,000	__

Weighted average shares used in calculating earnings (loss) per share—Diluted	23,234,000	23,917,000	26,623,000

New Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 143 (“SFAS 143”), “Accounting for Obligations Associated with the Retirement of Long-Lived Assets.” SFAS 143 provides the accounting requirements for retirement obligations associated with tangible

SEACHANGE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

long-lived assets. SFAS 143 is effective for financial statements for fiscal years beginning after June 15, 2002. SeaChange believes the adoption of SFAS 143 will not have a material impact on its financial position or results of operations.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” (“SFAS 146”) which will become effective for exit or disposal activities initiated after December 31, 2002. SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SeaChange believes the adoption of SFAS 146 will not have a material impact on its financial position or results of operations.

In December 2002, the FASB issued SFAS 148, “Accounting for Stock-Based Compensation—Transition and Disclosure—an Amendment of FASB Statement No. 123.” SFAS 148 amends SFAS 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The amendments to SFAS 123 in SFAS 148 shall be effective for financial statements for fiscal years ending after December 15, 2002. The amendment to SFAS 123 and the amendment to Accounting Principles Board No. 28, “Interim Financial Reporting,” in SFAS 148 shall be effective for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002. Adoption of SFAS 148 will have no material impact on SeaChange’s financial position or results of operations and SeaChange has adopted the disclosure requirements in this Form 10-K.

In February 2003, the FASB issued Emerging Issues Task Force 00-21 (“EITF 00-21”), “Revenue Arrangements with Multiple Deliverables.” EITF 00-21 requires revenue arrangements with multiple deliverables to be divided into separate units of accounting. If the deliverables in the arrangement meet certain criteria, arrangement consideration should be allocated among the separate units of accounting based on their relative fair values. Applicable revenue recognition criteria should be considered separately for separate units of accounting. The guidance in EITF 00-21 is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. SeaChange believes the adoption of EITF 00-21 will not have a material impact on its financial position or results of operations.

In November 2002, the FASB issued FASB Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” which elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of this Interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor’s fiscal year-end. The disclosure requirements in this Interpretation are effective for financial statements of interim or annual periods ending after December 15, 2002. SeaChange believes that the adoption of FIN 45 will not have a material impact on its financial statements or results of operations and has adopted the disclosure requirements in this Form 10-K.

In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities.” FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest

SEACHANGE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is required to be applied to SeaChange’s preexisting entities as of the beginning of the first quarter after June 15, 2003. FIN 46 is required to be applied to all new entities with which SeaChange becomes involved beginning February 1, 2003. SeaChange believes the interpretive accounting guidance necessary for FIN 46 will continue to evolve. Additional interpretive guidance could effect the accounting for the its investments in affiliates. SeaChange continues to evaluate the effects of FIN 46 on its financial position and results of operations.

3.    Change in Accounting Principle

In December 1999, the SEC issued Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” (“SAB 101”). SAB 101 summarizes certain areas of the Staff’s views in applying generally accepted accounting principles to revenue recognition in financial statements. Historically, for some of SeaChange’s sales transactions, a portion of the sales price, typically 25%, was not due until installation occurred. Under SAB 101 and the new accounting method adopted retroactive to February 1, 2000, SeaChange now defers the portion of the sales price not due until installation is complete. During the fourth quarter of the year ended January 31, 2001, SeaChange implemented the SEC’s SAB 101 guidelines, retroactive to the beginning of the year. This was reported as a cumulative effect of a change in accounting principle as of February 1, 2000. The cumulative effect of the change in accounting principle on prior years resulted in a charge to income of $1.1 million (net of income taxes of $732,000), or $0.05 per diluted share, which has been included in income for the year ended January 31, 2001. For the year ended January 31, 2001, SeaChange recognized $1.5 million in revenue that is included in the cumulative effect adjustment as of February 1, 2000. During the year ended January 31, 2001, SeaChange changed its standard payment terms such that no portion of the sales price is due upon installation. The results for the first three quarters of year ended January 31, 2001 have been restated to conform with SAB 101.

4.    Consolidated Balance Sheet Detail

Inventories consist of the following:

	January 31,
	2002	2003
Components and assemblies	$17,046,000	$19,268,000
Finished products	6,944,000	3,921,000

	$23,990,000	$23,189,000

Property and equipment consist of the following:

	Estimated useful life (years)	January 31,
		2002	2003
Land		$283,000	$283,000
Buildings	20	1,647,000	1,794,000
Office furniture and equipment	5	2,459,000	2,699,000
Computer and demonstration equipment	3	20,350,000	22,908,000
Deployed assets	2-7	7,626,000	3,652,000
Service and spare components	5	4,030,000	4,394,000
Leasehold improvements	1-7	1,604,000	2,153,000
Automobiles	5	101,000	101,000

		38,100,000	37,984,000
Less—Accumulated depreciation and amortization		20,448,000	23,014,000

		$17,652,000	$14,970,000

SEACHANGE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Depreciation expense was $4,345,000, $6,091,000 and $6,786,000 for the years ended January 31, 2001, 2002 and 2003, respectively.

Accrued expenses consist of the following:

	January 31,
	2002	2003
Accrued commissions and bonus	$290,000	$761,000
Accrued sales and use taxes	609,000	296,000
Accrued software licenses	62,000	496,000
Accrued equity warrants (see Note 14)	—	410,000
Other accrued expenses	876,000	1,159,000

	$1,837,000	$3,122,000

5.    Segment Information and Significant Customer Information

SeaChange has three reportable segments: broadband systems, broadcast systems and services. The broadband systems segment develops, markets and sells products to digitally manage, store and distribute digital video for cable system operators and telecommunications companies. The broadcast systems segment develops, markets and sells products for the storage, archival, on-air playback of advertising and other video programming for the broadcast television industry. The service segment provides installation, training, product maintenance and technical support for all of the above systems and movie content which is distributed by the broadband product segment. SeaChange does not measure the assets allocated to the segments. SeaChange measures results of the segments based on their respective gross profits. There were no inter-segment sales or transfers. Long-lived assets are principally located in the United States. The following summarizes the revenues and cost of revenues by reportable segment:

	Year ended January 31,
	2001	2002	2003
Revenues:
Broadband systems	$54,412,000	$69,541,000	$86,319,000
Broadcast systems	20,574,000	18,028,000	16,963,000
Services	23,482,000	28,210,000	30,566,000

	$98,468,000	$115,779,000	$133,848,000

Costs of revenues:
Broadband systems	$28,481,000	$38,899,000	$51,618,000
Broadcast systems	11,447,000	10,228,000	9,981,000
Services	18,798,000	21,030,000	21,322,000

	$58,726,000	$70,157,000	$82,921,000

The following summarizes revenues by geographic locations:

	Year ended January 31,
	2001	2002	2003
Revenues:
United States	$78,025,000	$99,709,000	$118,046,000
Canada and South America	4,161,000	1,486,000	2,480,000
Europe	8,827,000	7,325,000	7,341,000
Rest of world	7,455,000	7,259,000	5,981,000

	$98,468,000	$115,779,000	$133,848,000

SEACHANGE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following summarizes revenues by significant customer where such revenue exceeded 10% of total revenues of that year:

	Year ended January 31,
	2001	2002	2003
Customer A	12%	20%	17%
Customer B	—	15%	24%
Customer C	—	11%	—
Customer D	10%	—	—

6.    Investments in Affiliates

On November 29, 2001, SeaChange entered into a Joint Development and Marketing Agreement with Visible World. The purpose of the partnership is to integrate the advertising insertion product offerings that SeaChange offers with the software technologies of Visible World, which would provide advertisers an end-to-end solution for providing target advertising to their customers. Commencing on November 29, 2002, the agreement is terminable on 90-days notice given by either party. In conjunction with the arrangement, Visible World issued SeaChange a fully vested warrant to purchase one million shares of Series B Preferred Stock at an exercise price of $0.01 per share. The warrant expires at the earliest of a) the consummation of a qualified public offering, as defined in the agreement, by Visible World, b) the sale of Visible World, as defined in the agreement or c) 10 years. Because the issuance of the warrant to SeaChange under the terms of the agreement is in exchange for services to be provided by SeaChange, the warrant is accounted for under the guidance of EITF 00-08, “Accounting by a Grantee for an Equity Instrument to be Received in Conjunction with Providing Goods or Services.” Management determined the fair value of the warrant based on available financial information using the Black-Scholes valuation method. SeaChange recorded the value of the warrant of $493,000 as a long-term investment included in Investments in Affiliates with an offsetting amount included in deferred revenue. SeaChange will recognize the deferred revenue over a five year period, the expected term of the services. In addition, SeaChange reviews the carrying value of its investment on a regular basis for the existence of facts or circumstances, both internally and externally, that may suggest impairment of the asset. As a result of this review, no adjustment to the carrying value was required.

On October 29, 2002, SeaChange entered into a Subscription and Shareholders Agreement (the “Subscription Agreement”) with The ON Demand Group Limited (“ODG”), a company incorporated in England and Wales that provides video-on-demand services in Europe. Pursuant to the Subscription Agreement, SeaChange invested 1.5 million U.K. pounds Sterling (approximately $2.3 million) in exchange for 600,000 ordinary shares of ODG representing approximately 23% of the total outstanding capital stock of ODG as of October 29, 2002. In connection with this Subscription Agreement, SeaChange entered into a Business Development Agreement with ODG for a minimum of five years whereby ODG agreed to exclusively purchase and to market and promote SeaChange’s video-on-demand systems and software worldwide in connection with furnishing video-on-demand services to ODG’s customers.

As part of the Subscription Agreement, SeaChange has committed to purchase in two separate tranches, additional ordinary shares and preference shares of ODG from ODG and certain of its existing shareholders for an additional aggregate purchase price of up to 8.5 million U.K. pounds Sterling (approximately $13 million) subject to ODG’s satisfaction of certain conditions as set forth in the Subscription Agreement. Preference shares of ODG are non-voting equity shares that have certain rights and restrictions as outlined in ODG’s Articles of Association, including but not limited to annual dividends, liquidation preferences and redemption/repurchase rights. In the first tranche, SeaChange has committed to purchase an additional 200,000 ordinary shares of ODG for an aggregate purchase price of 500,000 U.K. pounds Sterling, and an additional 400,000 ordinary shares of ODG from certain existing shareholders of ODG for an aggregate purchase price of 1.0 million U.K. pounds

SEACHANGE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Sterling, subject to ODG’s satisfaction of the conditions set forth in the Subscription Agreement for the first investment tranche, including the execution of an agreement by ODG with a major European cable operator for the supply of video-on-demand products and services to the customers of such European cable operator on or prior to May 31, 2003. In the second tranche, SeaChange has committed to purchase an additional 309,350 ordinary shares of ODG for an aggregate purchase price of 773,375 U.K. pounds Sterling, and an additional 6,226,625 preference shares of ODG for an aggregate purchase price of 6,226,625 U.K. pounds Sterling, subject to ODG’s satisfaction of the conditions as set forth in the Subscription Agreement for the second investment tranche, including the satisfaction of all of the conditions for the first tranche and the execution of certain content provision agreements by ODG with at least three studios providing for the supply of content for video-on-demand service on or prior to December 31, 2003. In the event of the expiration or the termination, for any reason other than breach of contract, of the Business Development Agreement, ODG, upon written notification from SeaChange, shall procure the sale or redemption of all the shares held by SeaChange at a price equal to the then current fair value of such shares in respect to the ordinary shares, and the redemption value of the preference shares as defined in the Articles of Association.

SeaChange accounts for its investment in ODG under the equity method of accounting in accordance with APB Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock” and related interpretations. SeaChange’s equity in net earnings (loss) of ODG for the year ended January 31, 2003 was not material.

7.    Lines of Credit and Long-Term Bank Debt

In October 2001, SeaChange entered into a $10.0 million revolving line of credit with a bank that expires in October 2003. Loans made under this revolving line of credit will bear interest at a rate per annum equal to the bank’s prime rate, 4.75% at January 31, 2003. As of January 31, 2003, SeaChange had no borrowings under this revolving line of credit. Borrowings under this line of credit are collateralized by substantially all of SeaChange’s assets. The loan agreement requires that SeaChange provide the bank with certain periodic financial reports and comply with certain financial ratios including a minimum level of earnings before interest, taxes and depreciation and amortization on a trailing twelve month basis. As of January 31, 2003, these financial covenants were amended and SeaChange was in compliance with these financial covenants. The line of credit replaced SeaChange’s prior revolving line of credit and equipment line with a different bank. In conjunction with entering into the new bank line, SeaChange repaid to its prior lender all outstanding borrowings under the equipment line of credit in an amount of $3.4 million. In March 2002, SeaChange repaid $5.4 million in outstanding borrowings under the current line of credit plus accrued interest to the bank.

In October 2000, SeaChange entered into an agreement with a bank to finance $1.2 million of the construction costs related to the purchase and renovation of a manufacturing mill in New Hampshire that SeaChange previously purchased in February 2000. During the construction period, interest accrued and was paid at a per annum rate of 8.875%. Upon occupancy of the building, the loan converted into two promissory notes whereby SeaChange pays principal and interest based upon a fixed interest rate per annum over a five and ten year period, respectively (8.875% at January 31, 2003). Borrowings under the loan are collateralized by the land and buildings of the renovated mill. The loan agreement requires that SeaChange provide the bank with certain periodic financial reports and comply with certain financial ratios. At January 31, 2003, SeaChange was not in compliance with the covenants and SeaChange obtained a waiver from the bank for the violation. As of January 31, 2003, borrowings outstanding under the loan were $900,000.

SEACHANGE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Principal payments under the lines of credit and the construction loan are payable over the next five years as follows:

Year ended January 31, 2004	$170,000
2005	186,000
2006	203,000
2007	67,000
2008	59,000
Thereafter	215,000

$900,000

8.    Income Taxes

The components of income (loss) before income taxes are as follows:

	Year ended January 31,
	2001	2002	2003
Domestic	$(2,704,000)	$352,000	$(12,213,000)
Foreign	2,107,000	(74,000)	(292,000)

	$(597,000)	$278,000	$(12,505,000)

The components of the income tax expense (benefit) are as follows:

	Year ended January 31,
	2001	2002	2003
Current expense (benefit):
Federal	$—	$—	$(1,082,000)
State	—	—	211,000
Foreign	—	79,000	70,000

	—	79,000	(801,000)

Deferred expense (benefit):
Federal	(538,000)	(82,000)	6,545,000
State	(86,000)	2,000	2,056,000
Foreign	(66,000)	(102,000)	125,000

	(690,000)	(182,000)	8,726,000

	$(690,000)	$(103,000)	$7,925,000

SEACHANGE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The components of deferred income taxes are as follows:

	January 31, 2002	January 31, 2003
Deferred tax assets:
Inventories	$1,175,000	$1,255,000
Allowance for doubtful accounts	403,000	591,000
Deferred revenue	398,000	1,679,000
Software	88,000	79,000
Accrued litigation reserve	—	4,940,000
Accrued expenses	308,000	152,000
Capitalized intangible costs	457,000	1,066,000
Research and development credit carryforwards	1,791,000	3,718,000
Federal net operating loss carryforwards	3,492,000	—
State net operating loss carryforwards	1,000,000	740,000
Foreign net operating loss carryforwards	125,000	269,000
Acquired net operating loss carryforwards and basis differences	3,361,000	3,361,000

Deferred tax assets	12,598,000	17,850,000
Less: Valuation allowance	3,361,000	16,378,000

Net deferred tax assets	$9,237,000	$1,472,000

Deferred tax liabilities:
Property and equipment	462,000	1,302,000
Intangibles	—	121,000

Deferred tax liabilities	462,000	1,423,000

Total net deferred tax assets	$8,775,000	$49,000

SeaChange has deferred tax assets that have arisen primarily as a result of operating losses incurred and other temporary differences between book and tax accounting. SFAS No. 109, “Accounting for Income Taxes,” requires the establishment of a valuation allowance when, based on an evaluation of objective evidence, there is a likelihood that some portion or all of the deferred tax assets will not be realized. SeaChange continually reviews the adequacy of the valuation allowance for deferred tax assets. As a result of the cumulative taxable losses over recent fiscal years, including the significant loss incurred in fiscal 2003, mainly as the result of the charge to operations recorded in the first quarter of fiscal 2003 related to the unfavorable jury verdict in the nCube litigation, SeaChange had determined that its deferred tax assets as of April 30, 2002 would not be realizable for financial reporting purposes. Acordingly, SeaChange has recorded income tax expense of $7.4 million as a valuation allowance against all net deferred tax assets as of that date. In addition, SeaChange has not recorded any income tax benefit for the operating losses generated during fiscal 2003. If SeaChange generates future taxable income against which these tax attributes may be applied, some portion or all of the valuation allowance would be reversed and a corresponding increase in net income would be reported in future periods.

In accordance with APB 23, SeaChange does not provide for U.S. federal income taxes on the earnings of its non-U.S. subsidiaries, as it is management’s plan to permanently reinvest in operations outside the U.S. At January 31, 2003, undistributed earnings of approximately $192,000 are considered by SeaChange to be permanently invested in certain foreign subsidiaries. The amount of tax that would be owed if the profits were distributed is approximately $65,000.

At January 31, 2003, SeaChange had federal and state and net operating loss carryforwards of approximately $—   and $11.8 million respectively, which expire at various dates through 2022. Utilization of these net operating loss carryforwards may be limited pursuant to provisions of the respective local jurisdiction.

SEACHANGE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

At January 31, 2003, SeaChange had federal and state tax credit carryforwards of approximately $3.0 million and $1.1 million, respectively, which expire at various dates through 2022.

The income tax expense (benefit) computed using the federal statutory income tax rate differs from SeaChange’s effective tax rate primarily due to the following:

	Year ended January 31,
	2001	2002	2003
Statutory U.S. federal tax rate	$(203,000)	$95,000	$(4,252,000)
State taxes after state tax credits, net of federal tax benefits	(28,000)	(186,000)	(887,000)
Change in valuation reserve	—	—	14,759,000
Federal refund—tax benefit	—	—	(1,410,000)
Other	(93,000)	183,000	156,000
Research and development tax credits	(443,000)	(195,000)	(441,000)
Non-deductible expenses	77,000	—	—

	$(690,000)	$(103,000)	$7,925,000

SeaChange’s effective tax benefit rate was (116%), (37%) and 63% in the years ended January 31, 2001, 2002 and 2003, respectively.

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

10.    Common Stock

Public Stock Offering

On January 31, 2002, SeaChange completed a public offering of 3,594,411 shares of its common stock, consisting of 3,384,411 shares sold by the Company and 210,000 shares sold by certain of SeaChange’s stockholders. Proceeds to SeaChange, net of underwriting discounts and costs of the offering, were approximately $92.5 million.

Microsoft Investment

On May 8, 2000, SeaChange and Microsoft Licensing, Inc. entered into a licensing and development agreement whereby Microsoft agreed to license to SeaChange certain technology to be used by SeaChange in connection with the development by SeaChange of plug-ins for the streaming media server software update currently being developed by Microsoft to its Windows NT/Windows 2000 operating system. Under the terms of the agreement, SeaChange is also entitled to use the Microsoft technology to enhance SeaChange’s software to use the updated streaming media server software being developed by Microsoft. The parties intend that SeaChange will be able to promote and ship the enhanced SeaChange software as its primary streaming media system for all Microsoft Windows 2000-based SeaChange systems.

In addition to the ability to use the technology owned by Microsoft and licensed to SeaChange pursuant to the licensing and development agreement, Microsoft purchased 277,162 shares of SeaChange’s common stock

SEACHANGE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

for $10 million. In addition, under the terms of the agreement, which expires in May 2003, Microsoft may purchase approximately $10 million of additional shares of SeaChange’s common stock upon the satisfaction of certain commercial milestones. The initial purchase of shares for $10 million was completed by SeaChange and Microsoft on May 23, 2000.

Reserved Shares

At January 31, 2003, SeaChange had 3,297,535 shares of common stock reserved for issuance upon the exercise of common stock options and the purchase of stock under the Employee Stock Purchase Plan.

11.    Stock Plans

Employee Stock Purchase Plan

In September 1996, SeaChange’s Board of Directors adopted and the stockholders approved an employee stock purchase plan (the “Stock Purchase Plan”), effective January 1, 1997 and amended on July 17, 2002, which provides for the issuance of a maximum of 700,000 shares of common stock to participating employees who meet eligibility requirements. Employees who would immediately after the grant own 5% or more of the total combined voting power or value of SeaChange’s stock and directors who are not employees of SeaChange may not participate in the Stock Purchase Plan. The purchase price of the stock is 85% of the lesser of the average market price of the common stock on the first or last business day of each six-month plan period. During the years ended January 31, 2001, 2002 and 2003, 67,795, 71,622 and 174,173, shares of common stock, respectively, were issued under the Stock Purchase Plan. As of January 31, 2003, 176,197 shares are available under the Stock Purchase Plan for issuance.

1995 Stock Option Plan

The Amended and Restated 1995 Stock Option Plan (the “1995 Stock Option Plan”) provides for the grant of incentive stock options and nonqualified stock options for the purchase of up to an aggregate of 9,200,000 shares of SeaChange’s common stock by officers, employees, consultants and directors of SeaChange. The Board of Directors is responsible for administration of the 1995 Stock Option Plan and determining the term of each option, option exercise price, number of shares for which each option is granted and the rate at which each option is exercisable. Options generally vest ratably over four years. SeaChange may not grant an employee incentive stock options with a fair value in excess of $100,000 that are initially exercisable during any one calendar year.

Incentive stock options may be granted to employees at an exercise price per share of not less than the fair value per common share on the date of the grant (not less than 110% of the fair value in the case of holders of more than 10% of SeaChange’s voting stock). Nonqualified stock options may be granted to any officer, employee, director or consultant at an exercise price per share as determined by SeaChange’s Board of Directors.

Options granted under the 1995 Stock Option Plan generally expire ten years from the date of the grant (five years for incentive stock options granted to holders of more than 10% of SeaChange’s voting stock).

Director Stock Option Plan

In June 1996, SeaChange’s Board of Directors adopted and the stockholders approved a director stock option plan (the “Director Option Plan”) which provides for the grant of options to full time directors of SeaChange to purchase a maximum of 45,000 shares of common stock under the Director Option Plan. Under the Director Option Plan, participating directors receive an option to purchase 5,062 shares of common stock per

SEACHANGE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

annum. Options granted under the Director Option Plan vest as to 33 1/3% of the shares underlying the option immediately upon the date of the grant, and vest as to an additional 8 1/3% of the shares underlying the option at the end of each of the next 8 quarters, provided that the optionee remains a director. Directors will also receive, on each three-year anniversary of such director’s option grant date, an additional option to purchase 5,062 shares of common stock, provided that such director continues to serve on the Board of Directors. All options granted under the Director Option Plan have an exercise price equal to the fair value of the common stock on the date of grant and a term of ten years from the date of grant. In May 2002, SeaChange’s Board of Directors terminated the director stock option plan and began granting stock options to the board of directors under the Company’s 1995 Stock Option Plan.

Transactions under the 1995 Stock Option Plan and the Director Option Plan during the years ended January 31, 2001, 2002 and 2003 are summarized as follows:

	Year ended January 31, 2001		Year ended January 31, 2002		Year ended January 31, 2003
	Shares	Weighted average exercise price	Shares	Weighted average exercise price	Shares	Weighted average exercise price
Outstanding at beginning of period	2,054,539	$8.29	3,464,964	$18.80	3,409,508	$19.27
Granted	2,006,977	26.82	529,042	18.18	1,732,531	10.28
Exercised	(392,669)	4.57	(282,683)	8.80	(55,923)	3.69
Cancelled	(203,883)	19.57	(301,815)	22.34	(323,955)	18.41

Outstanding at end of period	3,464,964	$18.80	3,409,508	$19.27	4,762,161	$16.32

Options exercisable at end of period	834,024		1,234,322		1,849,756
Weighted average fair value of options granted during the period		$22.36		$14.92		$8.21

The following table summarizes information about employee and director stock options outstanding at January 31, 2003:

	Options outstanding at January 31, 2003			Options exercisable at January 31, 2003
	Number outstanding	Weighted average remaining contractual life (years)	Weighted average exercise price	Number exercisable	Weighted average exercise price
Range of exercise prices
$0.33 to 5.50	584,075	5.30	$4.54	495,171	$4.60
5.58 to 6.05	479,573	8.98	5.99	74,627	5.67
6.10 to 7.17	479,880	8.60	6.42	94,591	6.89
7.32 to 13.31	555,078	8.05	11.90	168,114	10.31
13.76 to 13.76	563,397	9.18	13.76	—	—
14.12 to 22.63	284,420	7.69	19.19	131,569	19.13
23.31 to 23.31	827,416	7.83	23.31	325,447	23.31
24.10 to 29.00	488,312	7.39	26.86	274,454	26.89
29.13 to 35.50	464,710	7.25	33.38	264,603	33.54
39.13 to 39.13	35,300	7.01	39.13	21,180	39.13

	4,762,161	7.78	$16.32	1,849,756	$17.45

SEACHANGE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

12.    Commitments and Contingencies

SeaChange leases its operating facilities and certain office equipment under non-cancelable capital and operating leases, which expire at various dates through 2008. Rental expense under operating leases was approximately $2,307,000, $1,319,000 and $1,378,000 for the years ended January 31, 2001, 2002 and 2003, respectively. Future commitments under minimum lease payments as of January 31, 2003 are as follows:

	Capital	Operating
Year ended January 31, 2004	$60,000	$1,547,000
2005	—	1,355,000
2006	—	501,000
2007	—	383,000
2008	—	251,000
Thereafter	—	—

Minimum lease payments	60,000	$4,037,000

Less: Amount representing interest	2,000

	$58,000

SeaChange had non-cancelable minimum purchase commitments for inventories of approximately $4,900,000 at January 31, 2003.

Litigation Regarding SeaChange Patent No. 5,862,312

On June 13, 2000, SeaChange filed in the United States District Court for the District of Delaware a lawsuit against one of SeaChange’s competitors, nCube Corp., whereby SeaChange alleged that nCube’s MediaCube-4 product infringed a patent held by SeaChange (Patent No. 5,862,312) (“’312”) relating to SeaChange’s MediaCluster technology. In instituting the claim, SeaChange sought both a permanent injunction and damages in an unspecified amount. nCube made a counterclaim against SeaChange that SeaChange’s patent was invalid and that nCube’s MediaCube-4 product did not infringe SeaChange’s patent. On September 6, 2000, nCube conceded that, based on a claim construction ruling issued by the District Court in August 2000, nCube’s MediaCube-4 product infringed SeaChange’s patent. On September 25, 2000, a jury upheld the validity of SeaChange’s patent. On March 28, 2002, the Court denied nCube’s motion for a new trial and on September 30, 2002, the Court denied nCube’s motions for judgment as a matter of law. Any damages and injunctive relief against nCube will not be awarded until after appeal.

On March 26, 2002, nCube Corp. filed a complaint against SeaChange in the United States District Court for the District of Delaware seeking a declaratory judgment that its redesigned MediaCube-4 product does not infringe U.S. Patent No. 5,862,312 held by SeaChange. The complaint also alleges that nCube has been damaged by a certain statement made by SeaChange’s Chief Executive Officer during a public conference call to discuss SeaChange’s earnings on March 5, 2002. nCube is seeking a public retraction of the statement and damages in an unspecified amount. On April 15, 2002, SeaChange moved to dismiss all claims on the grounds that the patent-related issues are currently pending before the Court in the lawsuit previously filed by SeaChange, and the Court lacks jurisdiction over the remaining claims. On June 25, 2002, the Court stayed that action pending resolution of the appeals in the previously filed lawsuit.

Litigation Regarding nCube Patent No. 5,805,804

On January 8, 2001, nCube Corp. filed a complaint against SeaChange in the United States District Court for the District of Delaware alleging that SeaChange’s use of SeaChange’s MediaCluster, MediaExpress and

SEACHANGE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Media Server technology each infringe Patent No. 5,805,804 held by nCube (“‘804”). In instituting the claim, nCube sought both an injunction and monetary damages. On May 29, 2002, the jury rendered a verdict that SeaChange infringed the nCube ‘804 patent. The jury determined a reasonable royalty rate of 7% on sales of allegedly infringing video-on-demand products. The jury also determined that damages through January 31, 2002 amounted to $2.0 million and that SeaChange’s infringement was willful. In accordance with SFAS No. 5, “Accounting for Contingencies,” SeaChange recorded certain charges to reflect this unfavorable jury verdict against SeaChange in the first quarter of fiscal 2003. The charges recorded totaled $14.4 million and included provisions for estimated damages of $2.8 million and treble damages of $5.6 million related to the shipments of the accused video-on-demand (“VOD”) systems through April 30, 2002, legal fees of $3.6 million incurred by SeaChange in defense of this patent including $1.5 million of deferred legal costs included in other assets as of January 31, 2002 and estimated nCube legal fees of $2.0 million, and accrued interest on total damages of $418,000.

In response to post-trial motions filed by SeaChange and nCube in 2002, the court issued on March 31, 2003 two orders in the ‘804 infringement case. The first order ruled on the post-trial motions filed by nCube and SeaChange. The court granted-in-part and denied-in-part SeaChange’s motion for judgment as a matter of law and stated that an opinion would follow. Until the court issues its opinion, SeaChange will not know which portions of the motion were granted and which were denied. The court denied SeaChange’s motion for a new trial and awarded nCube enhanced damages of two times the jury award, two-thirds of its attorney’s fees, and pre-judgment and post-judgment interest. The court also denied nCube’s motion for a permanent injunction and an accounting. The bases for these denials will not be known until the court issues its opinion. Additionally, the court granted-in-part and denied-in-part nCube’s motion to strike post-trial submissions to the court which challenged the willfulness finding of the jury. Until the court issues its opinion, SeaChange will not know which portions were granted and which were denied. The second order issued by the court on March 31, 2003 denied a number of outstanding pre-trial motions as moot.

On April 8, 2003, nCube submitted to the court a post-judgment calculation of damages which applies the 7% royalty rate to the sales of the allegedly infringing video-on-demand products during the months of February, March, April and May of 2002 and which includes post-judgment interest through April 8, 2003.

Based on the court order issued on March 31, 2003 and the subsequent court filing by nCube on April 8, 2003, SeaChange adjusted its accrued litigation reserve in the fourth quarter of fiscal 2003 by reducing the estimated damages by $2.8 million, the estimated nCube legal costs by $160,000 and the pre- and post-judgment interest charges by $600,000. The legal fees incurred through January 31, 2003 of $3.6 million includes the write-off of $1.5 million of deferred legal fees included in other assets as of January 31, 2002, which was expensed in the first quarter of 2003 as well as SeaChange litigation fees of $2.1 million incurred during fiscal 2003 related to pre-verdict legal services.

The following is a summary of the accrued litigation reserve through January 31, 2003:

Estimated damages on the accused VOD shipments through April 30, 2002	$2,787,000
Estimated treble damages on the accused VOD shipments through April 30, 2002	5,574,000
Estimated legal fees (including write-off of capitalized legal costs and nCube legal fees)	5,621,000
Accrued interest on estimated damages and treble damages through April 30, 2002	418,000

Total charges recorded as of April 30, 2002	14,400,000
Additional accrued interest on estimated damages and treble damages through January 31, 2003	261,000
Adjustment to litigation reserve based on March 31, 2003 court order and April 8, 2003 court filing	(3,537,000)
Legal expenses paid through January 31, 2003	(3,621,000)

Accrued litigation reserve as of January 31, 2003	$7,503,000

SEACHANGE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

This reserve reflects SeaChange’s best estimate of its exposure based on information currently available. However, SeaChange believes that any liability ultimately incurred after pursuing all legal options will not likely exceed the provision, as adjusted in the fourth quarter, except for on-going legal fees associated with the dispute and additional interest on the awarded damages, which will be charged to operations. Other than the payment of SeaChange’s legal fees, any payment of the other amounts recorded as charges will only occur in the event that the jury verdict is upheld in appeal. SeaChange plans to contest the verdict, the claim construction and the denial of any of its post-trial motions by appeal to the United States Court of Appeals for the Federal Circuit. Any injunctive relief against SeaChange will not be determined until after appeal. In the event that the court issues an injunction prohibiting SeaChange from selling the accused video-on-demand products, SeaChange believes that such injunction would have a minimal impact on its ability to ship products and meet customer demands because SeaChange has implemented a revised version of the software which SeaChange believes does not infringe the nCube `804 patent.

SeaChange and nCube have made a submission to the court requesting that the court decide post-trial motions in the ‘312 patent and ‘804 patent cases at the same time, thereby aligning these two cases for simultaneous appeal.

In addition, nCube has asserted that SeaChange infringes several other patents and that it may take legal action in the future. SeaChange believes that it does not infringe any valid claim in these other patents.

Putterman Litigation

On June 14, 1999, SeaChange filed a defamation complaint against Jeffrey Putterman, Lathrop Investment Management, Inc. and Concurrent Computer Corporation in the Circuit Court of Pulaski County, Arkansas alleging that the defendants conspired to injure SeaChange’s business and reputation in the marketplace. The complaint further alleges that Mr. Putterman and Lathrop Investment Management, Inc. defamed SeaChange through false postings on an Internet message board. The complaint seeks unspecified amounts of compensatory and punitive damages. On June 14, 2000, Concurrent filed a counterclaim under seal against SeaChange seeking unspecified damages. On July 28, 2000, Concurrent filed a motion for summary judgment on the claim of civil conspiracy and on January 4, 2001, the trial court entered an order granting summary judgment for Concurrent on that claim. On June 12, 2001, the trial court denied the motion for reconsideration but made findings which permitted an immediate appeal and on July 11, 2001 SeaChange filed an appeal. On October 2, 2002, the Arkansas Court of Appeals reversed the judgment entered in favor of Concurrent and remanded the matter to the trial court. The Arkansas Supreme Court declined Concurrent’s request for review. SeaChange’s claims against all defendants and any counterclaims will be set for trial. SeaChange cannot be certain of the outcome of the foregoing litigation, but plans to vigorously oppose allegations against SeaChange and assert SeaChange’s claims against other parties. In addition, as these claims are subject to additional discovery and certain claims for damages are as yet unspecified, SeaChange is unable to estimate the impact to SeaChange’s business, financial condition and results of operations or cash flows.

Securities Class Action Litigation

From October 30, 2002 to January 13, 2003, six purported class action lawsuits, all alleging nearly identical claims, were filed in the United States District Court for the District of Massachusetts against SeaChange International, Inc., Morgan Stanley & Co. Incorporated, Thomas Weisel Partners LLC, RBC Dain Rauscher, Inc., William Styslinger, III, William Fiedler, Martin R. Hoffmann, Thomas F. Olson and Carmine Vona: Beylus et al. v. SeaChange Int’l, Inc. et al., Civil Action No. 02-12116-DPW, filed on October 30, 2002; Panther Partners, Inc. v. SeaChange Int’l, Inc. et al., Civil Action No. 02-12333-DPW, filed on November 26, 2002; Alimamaghani v. SeaChange Int’l, Inc. et al., Civil Action No. 02-12391-DPW filed on December 12, 2002; Sved v. SeaChange Int’l, Inc. et al., Civil Action No. 03-10003-DPW, filed on January 2, 2003; Young et al. v.SeaChange Int’l, Inc. et al., Civil Action No. 03-10032-DPW, filed on January 6, 2003; and Gaines v.

SEACHANGE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

SeaChange Int’l, Inc. et al., Civil Action No. 03-10092-DPW, filed on January 13, 2003. These complaints allege that the registration statement and prospectus issued by SeaChange in connection with its stock offering completed on January 31, 2002 contained statements that were materially inaccurate. The plaintiffs are seeking damages in an unspecified amount, together with interest thereon, recissory damages, reimbursement of costs and expenses, and further relief that the court may determine to be appropriate. On April 3, 2003, the court held a hearing during which it consolidated the complaints. The court ordered the plaintiffs to file a consolidated amended complaint by May 17, 2003, and directed the defendants to respond to that complaint on or before July 11, 2003. SeaChange believes the allegations in the complaints are without merit and intends to defend itself vigorously in this matter.

General

SeaChange cannot be certain of the outcome of the foregoing current or potential litigation, but plans to vigorously defend itself against allegations made against SeaChange and oppose allegations that may be brought against SeaChange in the future. Accordingly, SeaChange is unable to determine the ultimate impact of this litigation on SeaChange’s business, financial condition and results of operations or cash flows.

Guarantees and Indemnification Obligations

SeaChange provides indemnification, to the extent permitted by law, to its officers, directors, employees and agents for liabilities arising from certain events or occurrences while the officer, director, employee, or agent, is or was serving, at SeaChange’s request in such capacity. With respect to acquisitions, SeaChange provides indemnification to or assumes indemnification obligations for the current and former directors, officers and employees of the acquired companies in accordance with the acquired companies’ bylaws and charter. As a matter of practice, SeaChange has maintained directors and officer liability insurance coverage including coverage for directors and officers of acquired companies. Two SeaChange Executive Officers and all of the Board of Directors members are named defendants in the securities class action pending in the United States District Court for the District of Massachusetts. Each of these Executive Officers and Directors has invoked the indemnification provisions described herein and insurance claims have been submitted to and are being processed by the Company’s director and officer liability insurance provider.

SeaChange enters into agreements in the ordinary course of business with customers, resellers, distributors, integrators and suppliers. Most of these agreements require SeaChange to defend and/or indemnify the other party against intellectual property infringement claims brought by a third party with respect to SeaChange’s products. From time to time, SeaChange also indemnifies customers and business partners for damages, losses and liabilities they may suffer or incur relating to personal injury, personal property damage, product liability, and environmental claims relating to the use of SeaChange’s products and services or resulting from the acts or omissions of SeaChange, its employees, authorized agents or subcontractors.

SeaChange warrants that its products, including software products, will substantially perform in accordance with its standard published specifications in effect at the time of delivery. Most warranties have at least a one year duration commencing from installation. In addition, SeaChange provides maintenance support to all customers and therefore allocates a portion of the systems purchase price to the initial warranty period and recognizes revenue on a straight line basis over that warranty period related to both the warranty obligation and the maintenance support agreement. When SeaChange receives revenue for extended warranties beyond the standard duration, it is deferred and recognized on a straight line basis over the contract period. Related costs are expensed as incurred. As of January 31, 2002 and 2003, SeaChange had revenue deferrals related to initial and extended warranties of $11.4 million and $9.7 million, respectively in deferred revenue.

In the ordinary course of business, SeaChange provides minimum purchase guarantees to certain of its vendors to ensure continuity of supply against the market demand. Although some of these guarantees provide

SEACHANGE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

penalties for cancellations and/or modifications to the purchase commitments as the market demand decreases, most of the guarantees do not. Therefore, as the market demand decreases, SeaChange re-evaluates the accounting implications of guarantees and determines what charges, if any, should be recorded.

With respect to its agreements covering product, business or entity divestitures and acquisitions, SeaChange provides certain representations, warranties and covenants to divestiture purchasers and agrees to indemnify and hold such purchasers harmless against breaches of such representations, warranties and covenants. Many of the indemnification claims have a definite expiration date while some remain in force indefinitely. With respect to its acquisitions, SeaChange may, from time to time, assume the liability for certain events or occurrences that took place prior to the date of acquisition.

SeaChange provides such guarantees and indemnification obligations after considering the economics of the transaction and other factors including but not limited to the liquidity and credit risk of the other party in the transaction. SeaChange believes that the likelihood is remote that any such arrangement could have a material adverse effect on its financial position, results of operation or liquidity. SeaChange records liabilities, as disclosed above, for such guarantees based on the Company’s best estimate of probable losses which considers amounts recoverable under any recourse provisions.

13.    Employee Benefit Plan

SeaChange sponsors a 401(k) retirement savings plan (the “Plan”). Participation in the Plan is available to full-time employees who meet eligibility requirements. Eligible employees may contribute up to 15% of their annual salary, subject to certain limitations. SeaChange matches contributions up to 25% of the first 6% of compensation contributed by the employee to the Plan. During the years ended January 31, 2001, 2002 and 2003, SeaChange contributed $286,000, 360,000 and $384,000, respectively, to the Plan.

14.    Comcast Equity Investment and Video-On-Demand Purchase Agreements

On December 1, 2000, SeaChange and Comcast Cable Communications, Inc. entered into a video-on-demand purchase agreement for SeaChange’s interactive television video servers and related services. Under the terms of the video-on-demand purchase agreement, Comcast has committed to purchase SeaChange’s equipment capable of serving a minimum of one million cable subscribers by approximately December 2002. In addition, Comcast may earn up to an additional 450,000 incentive common stock purchase warrants through December 2003 based on the number of cable subscribers in excess of one million who are served by SeaChange’s equipment which has been purchased by Comcast. In connection with the execution of this commercial agreement, SeaChange entered into a common stock and warrant purchase agreement, dated as of December 1, 2000, with Comcast SC Investment, Inc., whereby Comcast SC agreed to purchase, subject to certain closing conditions including registration of the shares purchased thereby, 466,255 shares of SeaChange’s common stock for approximately $10 million and Comcast SC would receive a warrant to purchase 100,000 shares, exercisable at $21.445 per share, of SeaChange’s common stock. This stock and warrant purchase agreement was terminated by SeaChange and Comcast SC on February 28, 2001. The terms and conditions of the video-on-demand purchase agreement have not been modified.

On February 28, 2001, SeaChange and Comcast SC signed and closed a new common stock and warrant purchase agreement on terms similar to the prior agreement. Under the terms of this new agreement, SeaChange sold in a private placement to Comcast SC for approximately $10.0 million an aggregate of 756,144 shares of SeaChange’s common stock and a warrant to purchase 100,000 shares of SeaChange’s common stock with an exercise price of $13.225 per share. Under certain conditions determined upon the effectiveness of the registration of the shares, the number of common shares purchased and the number of common stock purchase warrants and related exercise price are subject to adjustment. An additional number of shares of common stock would be issued to Comcast SC without any additional consideration as is equal to the difference between

SEACHANGE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

756,144, the number of shares of common stock issued on February 28, 2001, and the number of shares obtained by dividing $10.0 million by the lower of 1) 92% of the closing market price of SeaChange’s common stock on the date of effectiveness of the registration statement, and 2) the average of the closing market price of SeaChange’s common stock for the five trading days ending on the effective date of the registration statement, if either of such prices is lower than $13.225. The warrant agreement contains an adjustment mechanism such that the warrant would be exercisable for an additional 25,000 shares of SeaChange’s common stock if the registration statement has not been declared effective on or before March 31, 2001 and an additional 333.33 shares of SeaChange’s common stock per day beginning on and including May 1, 2001 for each day up to and including the day the registration statement is declared effective. The warrant agreement also provides that the exercise price of the warrant would be reduced on the effective date of the registration statement to the lower of 1) 92% of the closing market price of SeaChange’s common stock on the effective date of the registration statement, and 2) the average of the closing market prices of SeaChange’s common stock for the five trading days ending on the date of effectiveness of the registration statement, if either of such prices is lower than $13.225, the exercise price as of the closing date.

SeaChange determined the intrinsic value of $586,000 related to the 756,144 shares of common stock purchased on February 28, 2001 and measured the fair value of $1.1 million related to the 100,000 common stock purchase warrants as of the closing date and recorded these amounts as contra-equity. On April 30, 2001, SeaChange recorded an additional contra-equity amount of $325,000 for the fair value of the additional 25,000 common stock purchase warrants of SeaChange common stock as the registration statement had not been declared effective on or before March 31, 2001. On June 13, 2001, the effective date of the registration statement, SeaChange issued an additional 14,667 common stock purchase warrants in accordance with the agreement, and recorded an additional contra equity amount of $335,000, representing the incremental fair value of the total warrants issued. Based on the closing market price on the date of effectiveness of the registration statement and the five trading days preceding the date of effectiveness of the registration statement, no additional common shares were issued to Comcast SC pursuant to the terms of the purchase agreement and Comcast is not entitled to the issuance in the future of additional shares pursuant to the terms of the purchase agreement. Also, based on the then prevailing market prices of SeaChange’s common stock, the exercise price of the warrant was not reduced and is not subject to reduction in the future, other than equitable adjustment in connection with a stock split or other comparable event and future dilutive issuances.

The contra-equity amount was amortized as an offset to gross revenue in proportion to the revenue recognized from the sale of equipment with respect to the first one million subscribers Comcast has committed to under the video-on-demand purchase agreement. The total contra-equity amount of $2.4 million was amortized as an offset to gross revenue in proportion to the revenue recognized from the sale of equipment with respect to the first one million subscribers Comcast has committed to under the video-on-demand purchase agreement. SeaChange had originally estimated that the equipment value with respect to the first one million subscribers to be $30 million and in April 2002 the Company revised this estimate to $25 million based on price decreases within the video-on-demand equipment market.

In May 2002, SeaChange issued Comcast 15,235 incentive common stock purchase warrants based on the number of cable subscribers in excess of the first one million subscribers that will be served by SeaChange equipment. The exercise price of the incentive common stock purchase warrants of $11.94 was based on the average closing market price of SeaChange’s common stock for the fifteen trading days ending on the agreed upon determination date of April 26, 2002. SeaChange recorded a contra-equity amount of $126,000 representing the fair value of the additional incentive common stock purchase warrants issued. During the three months ended July 31, 2002, SeaChange amortized the $126,000 of the deferred equity discount as an offset to gross revenue because the warrants were earned by Comcast.

SEACHANGE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

In August 2002, SeaChange issued Comcast an additional 887 incentive common stock purchase warrants based on the number of cable subscribers in excess of the first one million subscribers that will be served by SeaChange equipment. The exercise price of the incentive common stock purchase warrants of $8.01 was based on the average closing market price of SeaChange common stock for the fifteen trading days ending on the determination date of June 30, 2002. SeaChange recorded $6,000 as an offset to gross product revenue representing the fair value of the 887 additional incentive common stock purchase warrants issued. In addition, during the period August 1, 2002 through December 31, 2002, SeaChange recorded $129,000 as an offset to gross product revenue representing the estimated fair value of 28,053 additional incentive common stock purchase warrants, based on the number of cable subscribers in excess of the first one million subscribers, earned by Comcast as of December 31, 2002. The estimated fair value of the common stock purchase warrants was based on the average closing market price of SeaChange’s common stock for the fifteen trading days ending on December 31, 2002. During the month ended January 31, 2003, SeaChange recorded $281,000 as an offset to gross product revenue representing the estimated fair value of 49,570 additional incentive common stock purchase warrants, based on the number of cable subscribers in excess of the first one million subscribers, earned by Comcast as of January 31, 2003. The estimated fair value of the common stock purchase warrants was based on the average closing market price of SeaChange’s common stock for the last fifteen trading days ended on January 31, 2003.

Schedule II

SEACHANGE INTERNATIONAL, INC.

VALUATION OF QUALIFYING ACCOUNTS AND RESERVES

	Balance at beginning of period	Charged to costs and expenses	Deductions and write-offs	Other	Balance at end of period
Accounts Receivable Allowance:

Year ended January 31, 2001	$908,000	$516,000	$(682,000)	$—	$742,000

Year ended January 31, 2002	$742,000	$992,000	$(875,000)	$—	$859,000

Year ended January 31, 2003	$859,000	$1,203,000	$(625,000)	$—	$1,437,000

S-1