Form 10-Q
period 2003-04-30
SEACHANGE INTERNATIONAL INC
filed 2003-06-16
CIK 1019671

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2003

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)

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

Registrant’s telephone number, including area code: (978) 897-0100

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.     YES  ☒    NO  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in 12b-2 of the Exchange Act).    YES  ☒    NO  ☐

The number of shares outstanding of the registrant’s Common Stock on June 12, 2003 was 26,950,485.

SEACHANGE INTERNATIONAL, INC.

ITEM I. Financial Statements

SEACHANGE INTERNATIONAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	April 30, 2003	January 31, 2003
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$65,947	$68,776
Marketable securities	—	1,012
Accounts receivable, net of allowance for doubtful accounts of $1,445 at April 30, 2003 and $1,437 at January 31, 2003	30,510	21,291
Inventories	22,691	23,189
Prepaid expenses and other current assets	4,022	4,713
Deferred income taxes	49	49

Total current assets	123,219	119,030
Property and equipment, net	14,757	14,970
Marketable securities	32,016	30,746
Investments in affiliates	2,930	2,965
Other assets	180	182
Intangibles, net	2,493	2,893
Goodwill	253	253

	$175,848	$171,039

Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of lines of credit and obligations under capital lease	$197	$214
Accounts payable	11,983	10,165
Accrued litigation reserve	7,528	7,503
Other accrued expenses	4,506	3,122
Customer deposits	251	610
Deferred revenue	12,992	11,624
Income taxes payable	386	377

Total current liabilities	37,843	33,615

Long-term portion of lines of credit and obligations under capital lease	699	744

Commitments and contingencies (Notes 9)
Stockholders’ equity:
Convertible preferred stock, 5,000,000 shares authorized, none outstanding	—	—
Common stock, $.01 par value; 100,000,000 shares authorized; 26,769,702 and 26,762,767 shares issued and outstanding at April 30, 2003 and January 31, 2003, respectively	268	268

Additional paid-in capital	161,543	161,510
Accumulated deficit	(24,392)	(24,954)
Accumulated other comprehensive loss	(113)	(144)

Total stockholders’ equity	137,306	136,680

	$175,848	$171,039

The accompanying notes are an integral part of these condensed consolidated financial statements.

SEACHANGE INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Three months ended
	April 30, 2003	April 30, 2002
	(unaudited)
Revenues:
Systems	$26,005	$26,516
Services	8,206	7,227

	34,211	33,743
Cost of revenues:
Systems	15,266	16,323
Services	5,226	5,260

	20,492	21,583

Gross profit	13,719	12,160

Operating expenses:
Research and development	6,245	6,210
Selling and marketing	4,154	3,906
General and administrative	2,848	16,882

	13,247	26,998

Income (loss) from operations	472	(14,838)
Interest income, net	389	367
Equity loss in earnings of affiliates	(35)	—

Income (loss) before income taxes	826	(14,471)
Income tax expense	264	7,364

Net income (loss)	$562	$(21,835)

Basic and diluted income (loss) per share	$0.02	$(0.82)

Weighted average common shares outstanding:
Basic	26,769	26,537

Diluted	27,299	26,537

The accompanying notes are an integral part of these condensed consolidated financial statements.

SEACHANGE INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

(in thousands)

	Three months ended
	April 30, 2003	April 30, 2002
	(unaudited)
Cash flows from operating activities:
Net income (loss)	$562	$(21,835)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	1,932	2,075
Equity loss in earnings of affiliates	35	—
Inventory valuation charge	220	—
Amortization of deferred equity discount	575	239
Write-off of deferred legal costs	—	1,450
Deferred income taxes	—	8,775
Changes in operating assets and liabilities:
Accounts receivable	(9,219)	(3,892)
Inventories	(46)	(2,198)
Prepaid expenses and other assets	642	(465)
Accounts payable	1,818	(422)
Accrued litigation reserve	25	10,974
Other accrued expenses	810	(262)
Customer deposits	(359)	(153)
Deferred revenue	1,368	1,189
Income taxes payable	9	(15)

Net cash used in operating activities	(1,628)	(4,540)

Cash flows from investing activities:
Purchases of property and equipment	(995)	(880)
Increase in intangible assets	—	(133)
Purchases of marketable securities	(2,560)	—
Proceeds from sale and maturity of marketable securities	2,383	—

Net cash used in investing activities	(1,172)	(1,013)

Cash flows from financing activities:
Repayment of borrowings under construction loan and equipment line of credit	(41)	(5,430)
Repayment of obligations under capital lease	(21)	(50)
Proceeds from issuance of common stock	33	9
Collection of notes receivable from stockholders	—	122

Net cash used in financing activities	(29)	(5,349)

Net decrease in cash and cash equivalents	(2,829)	(10,902)
Cash and cash equivalents, beginning of period	68,776	103,898

Cash and cash equivalents, end of period	$65,947	$92,996

Supplemental disclosure of noncash activities
Transfer of items originally classified as fixed assets to inventories	$12	$60
Transfer of items originally classified as inventories to fixed assets	$336	$204

The accompanying notes are an integral part of these condensed consolidated financial statements.

SEACHANGE INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of SeaChange International, Inc. (“SeaChange” or the “Company”) and its subsidiaries. SeaChange believes that the unaudited condensed consolidated financial statements reflect all adjustments (consisting of only normal recurring adjustments), necessary for a fair statement of SeaChange’s financial position, results of operations and cash flows at the dates and for the periods indicated. The results of operations for the periods presented are not necessarily indicative of results expected for the full fiscal year or any other future periods. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes for the year ended January 31, 2003, included in SeaChange’s Annual Report on Form 10-K for such fiscal year. The balance sheet at January 31, 2003 was derived from audited financial statements.

2. Revenue Recognition

Revenues from sales of systems are recognized upon shipment provided title and risk of loss have passed to the customer, there is evidence of an arrangement, fees are fixed or determinable and collection of the related receivable is reasonably assured. Installation, project management and training revenue is deferred and recognized as these services are performed. Revenue from technical support and maintenance is deferred and recognized ratably over the period of the related agreements, generally one year. Customers are billed for installation, project management, training and maintenance at the time of the product sale. If a portion of the sales price is not due until installation of the system is complete, that portion of the sales price is deferred until installation is complete. Revenue from movie content services is recognized based on the volume of monthly purchases that are made by hotel guests. Revenue from product development contract services is recognized based on the time and materials incurred to complete the work. Shipping and handling costs reimbursed by the customer are included in revenues and cost of revenues.

SeaChange’s transactions frequently involve the sales of systems and services under multiple element arrangements. Systems sales always include at least one year of free technical support and maintenance services. Revenue under multiple element arrangements is allocated to all undelivered elements of the sales arrangement based upon the fair value of those elements. The amounts allocated to training, project management, technical support and maintenance and movie content fees are based upon the price charged when these elements are sold separately and unaccompanied by the other elements. The amount allocated to installation revenue is based upon hourly rates and the estimated time required to complete the service. The amount allocated to the sales of systems reflects the residual method basis. Under this method, the total arrangement value is allocated first to undelivered elements, based on their fair values, with the remainder being allocated to systems revenue. Installation, training and project management services are not essential to the functionality of systems as these services do not alter the equipment’s capabilities, are available from other vendors and the systems are standard products. For transactions in which consideration, including equity instruments, is given to a customer, SeaChange accounts for the value of this consideration as a reduction in revenue in its statement of operations (see Note 10 to the condensed consolidated financial statements for further discussion).

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

3. Earnings (Loss) Per Share

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

For the three months ended April 30, 2002, 3,983,536 common shares issuable upon the exercise of stock options are antidilutive because SeaChange recorded a net loss for the period, and therefore, have been excluded from the diluted loss per share computation. For the three months ended April 30, 2003, 3,194,631 common shares issuable upon the exercise of stock options have been excluded from the diluted earnings per share computation as the exercise prices of these common shares was above the market price of the common stock at the period indicated.

Below is a summary of the shares used in calculating basic and diluted earnings (loss) per share for the periods indicated:

SEACHANGE INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

	Three months ended
	April 30, 2003	April 30, 2002
Weighted average shares used in calculating earnings (loss) per share
Basic	26,769,000	26,537,000
Dilutive common stock equivalents	530,000	—

Weighted average shares used in calculating earnings (loss) per share
Diluted	27,299,000	26,537,000

4. Inventories

Inventories consist of the following:

	April 30, 2003	January 31, 2003
Components and assemblies	$17,409	$19,268
Finished products	5,282	3,921

	$22,691	$23,189

5. Comprehensive Income (Loss)

SeaChange’s comprehensive income (loss) was as follows:

	Three months ended
	April 30, 2003	April 30, 2002
Net income (loss)	$562	$(21,835)
Other comprehensive income (expense), net of tax:
Foreign currency translation adjustment, net of tax of $16, and $—, respectively	(34)	16
Unrealized gain on marketable securities, net of tax of $26, and $—, respectively	55	—

Other comprehensive income	21	16

Comprehensive income (loss)	$583	$(21,819)

6. Stock Compensation

SeaChange accounts for its stock option plans and stock purchase plan under the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” (“APB 25”) and related interpretations and provides pro forma footnote disclosures as though the fair value method under SFAS No. 123, as amended by SFAS 148, “Accounting for Stock-Based Compensation-Transition and Disclosure,” was followed. Non-employee stock awards are accounted for in accordance with SFAS No. 123 and Emerging Issues Task Force Issue No. 96-18, “Accounting for Equity Instruments That are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services”. SeaChange’s employee stock purchase plan is a non-compensatory plan. Seachange’s stock option plans are accounted for using the intrinsic value method under the provisions of APB 25. Had employee compensation for SeaChange’s stock based compensation plans been accounted for at fair value, the amounts reported in the Statements of Operations for the three months ended April 30, 2003 and 2002, would have been:

SEACHANGE INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

	Three months ended,
	April 30, 2003	April 30, 2002
Net income (loss), as reported	$562	$(21,835)
Less: Stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	2,107	3,076

Pro forma net loss	$(1,545)	$(24,911)

Basic and diluted income (loss) per share
As reported	$0.02	$(0.82)
Pro forma	$(0.06)	$(0.94)

Because additional option grants are expected to be made each period and options vest over several periods, the above pro forma disclosures are not representative of pro forma effects of reported net income (loss) for future periods.

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

	Three months ended
	April 30, 2003	April 30, 2002
Revenues
Broadband	$23,640	$20,292
Broadcast	2,365	6,224
Services	8,206	7,227

Total	$34,211	$33,743

Costs of revenues
Broadband	$13,482	$13,007
Broadcast	1,784	3,316
Services	5,226	5,260

Total	$20,492	$21,583

The following summarizes revenues by geographic locations:

Revenues

United States	$29,621	$28,573
Canada and South America	1,982	1,406
Europe	1,272	1,795
Asia Pacific and rest of world	1,336	1,969

Total	$34,211	$33,743

SEACHANGE INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

The following summarizes revenues by significant customer where such revenue exceeded 10% of total revenues for that three month period:

	Three months ended
	April 30, 2003	April 30, 2002
Customer A	50%	—
Customer B	10%	27%
Customer C	—	13%

International sales accounted for approximately 13% and 15% of total revenues in the three-month periods ended April 30, 2003 and April 30, 2002, respectively. As of April 30, 2003, substantially all sales of our products were made in United States dollars. Therefore, SeaChange has not experienced, nor do we expect to experience in the near term, any material impact from fluctuations in foreign currency exchange rates on our results of operations or financial position. If this practice changes in the future, the Company will reevaluate its foreign currency exchange rate risk.

8.	Intangible Assets

The Company’s intangible assets consist of patent costs. At April 30, 2003 and January 31, 2003, the gross carrying value of these intangible assets was $5.7 million and the accumulated amortization was $3.2 million and $2.8 million, respectively. SeaChange’s intangible assets are amortized on a straight-line basis over a period of up to 4 years. Amortization expense for intangible assets was $400,000 and $378,000 for the three months ended April 30, 2003 and 2002, respectively, and is estimated to be approximately $1.6 million in fiscal 2004, $1.1 million in fiscal 2005, $100,000 in fiscal 2006, $100,000 in fiscal 2007 and $0 in fiscal 2008.

9.	Commitments and Contingencies

Litigation Regarding SeaChange Patent No. 5,862,312

On June 13, 2000, SeaChange filed in the United States District Court for the District of Delaware a lawsuit against one of its competitors, nCube Corp., whereby SeaChange alleged that nCube’s MediaCube-4 product infringed a patent held by the Company (Patent No. 5,862,312) (“`312”) relating to SeaChange’s MediaCluster technology. In instituting the claim, SeaChange sought both a permanent injunction and damages in an unspecified amount. nCube made a counterclaim against SeaChange that its patent was invalid and that nCube’s MediaCube-4 product did not infringe SeaChange’s patent. On September 6, 2000, nCube conceded that, based on a claim construction ruling issued by the district court in August 2000, nCube’s MediaCube-4 product infringed SeaChange’s patent. On September 25, 2000, a jury upheld the validity of SeaChange’s patent. On March 28, 2002, the district court denied nCube’s motion for a new trial and on September 30, 2002, the district court denied nCube’s motions for judgment as a matter of law. Any damages and injunctive relief against nCube will not be awarded until after appeal.

The district court’s September 30, 2002 order provided no explanation of the district court’s reasoning, but indicated that a memorandum opinion would subsequently issue. On October 29, 2002, nCube filed a notice of appeal of the district court’s September 30, 2002 orders, and also filed a motion with the United States Court of Appeals for the Federal Circuit seeking to stay the appeal pending issuances of the district court’s memorandum opinion or to dismiss the appeal as pre-mature, based on the district court’s failure to enter a final judgment. On January 29, 2003, the Federal Circuit Court of Appeals issued an order staying nCube’s appeal pending issuance of a memorandum opinion by the district court.

On March 26, 2002, nCube Corp. filed a complaint against SeaChange in the United States District Court for the District of Delaware seeking a declaratory judgment that its redesigned MediaCube-4 product does not infringe U.S. Patent No. 5,862,312 held by SeaChange. The complaint also alleges that nCube has been damaged by a certain statement made by SeaChange’s Chief Executive Officer during a public conference call to discuss the Company’s earnings on March 5, 2002. nCube is seeking a public retraction of the statement and damages in an unspecified amount. On April 15, 2002, SeaChange moved to dismiss all claims on the grounds that the patent-related issues are currently pending before the Court in the lawsuit previously filed by SeaChange, and the district court lacks jurisdiction over the remaining claims. On June 25, 2002, the district court stayed that action pending resolution of the appeals in the previously filed lawsuit.

Litigation Regarding nCube Patent No. 5,805,804

On January 8, 2001, nCube Corp. filed a complaint against SeaChange in the United States District Court for the District of Delaware alleging that SeaChange’s use of the Company’s MediaCluster, MediaExpress and Media Server technology each infringe Patent No. 5,805,804 held by nCube (“`804”). In instituting the claim, nCube sought both an injunction and monetary damages. On May 29, 2002, the jury rendered a verdict that SeaChange infringed the nCube `804 patent. The jury determined a reasonable royalty rate of 7% on sales of allegedly infringing video-on-demand products. The jury also determined that damages through January 31, 2002 amounted to $2.0 million and that SeaChange’s infringement was willful. In accordance with Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies,” (“SFAS No. 5”) SeaChange recorded certain charges to reflect this unfavorable jury verdict against the Company in the first quarter of fiscal 2003. The charges recorded totaled $14.4 million and included provisions for estimated damages of $2.8 million and treble damages of $5.6 million related to the shipments of the accused video-on-demand (“VOD”) systems through April 30, 2002, legal fees of $3.6 million incurred by SeaChange in defense of this patent, including $1.5 million of deferred legal costs included in other assets as of January 31, 2002, and estimated nCube legal fees of $2.0 million, and accrued interest on total damages of $418,000.

In response to certain post-trial motions filed by SeaChange and nCube in 2002, the district court issued on March 31, 2003 two orders in the ‘804 infringement case. The first order ruled on the post-trial motions filed by nCube and SeaChange. The district court granted-in-part and denied-in-part SeaChange’s motion for judgment as a matter of law and stated that an opinion would follow. Until the district court issues its opinion, SeaChange will not know which portions of the motion were granted and which were denied. The district court denied SeaChange’s motion for a new trial and awarded

SEACHANGE INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

nCube enhanced damages of two times the jury award ($4.1 million), two-thirds of its attorney’s fees ($1.8 million), pre-judgment interest ($62,000) and post-judgment interest in an amount to be determined. The court also denied nCube’s motion for a permanent injunction and an accounting. The bases for these rulings will not be known until the court issues its opinion. Additionally, the court granted-in-part and denied-in-part nCube’s motion to strike post-trial submissions to the court which challenged the willfulness finding of the jury. Until the district court issues its opinion, SeaChange will not know which portions were granted and which were denied. The second order issued by the court on March 31, 2003 denied a number of outstanding pre-trial motions as moot.

On April 8, 2003, nCube submitted to the district court a post-judgment calculation of damages which applies the 7% royalty rate to the sales of the allegedly infringing video-on-demand products during the months of February, March, April and May of 2002 and which includes post-judgment interest through April 8, 2003. nCube’s submission calculated the base amount of actual damages to be $2.8 million, resulting in a revised amount of enhanced damages of $5.6 million. nCube’s submission also sought post-judgment interest of $34,000. Although SeaChange did not oppose nCube’s damages calculation, the district court has not entered a revised judgment based on nCube’s post-judgment damages calculation.

On April 10, 2003, nCube filed a notice of appeal from the district court orders denying permanent injunctive relief, denying nCube’s motions for summary judgment, and granting in part SeaChange’s post-trial motions.

On April 28, 2003, SeaChange filed a notice of appeal, appealing from the judgment and from other adverse rulings by the district court. SeaChange also filed a motion with the Federal Circuit Court of Appeals seeking to stay nCube’s appeal pending the issuance of a written opinion by the district court explaining its March 31, 2003 orders. On May 29, 2003, the Court of Appeals allowed SeaChange’s motion and ordered nCube’s appeal stayed pending the issuance of a memorandum opinion by the district court.

Based on the court order issued on March 31, 2003 and the subsequent court filing by nCube on April 8, 2003, SeaChange adjusted its accrued litigation reserve in the fourth quarter of fiscal 2003 by reducing the estimated damages by $2.8 million, the estimated nCube legal costs by $160,000 and the pre-judgment and post-judgment interest charges by $600,000. The legal fees incurred through May 29, 2002 of $3.6 million includes the write-off of $1.5 million of the Company’s deferred legal fees included in other assets as of January 31, 2002, which was expensed in the first quarter of fiscal 2003 as well as the Company’s fees of $2.1 million incurred related to pre-verdict legal services.

The following is a summary of the accrued litigation reserve through April 30, 2003:

Estimated damages on the accused VOD shipments through April 30, 2002	$2,787,000
Estimated treble damages on the accused VOD shipments through April 30, 2002	5,574,000
Estimated legal fees (including write-off of capitalized legal costs and nCube legal fees)	5,621,000
Accrued interest on estimated damages and treble damages through April 30, 2002	418,000

Total charges recorded as of April 30, 2002	14,400,000
Additional accrued interest on estimated damages and treble damages through January 31, 2003	261,000
Adjustment to litigation reserve based on March 31, 2003 court order and April 8, 2003 court filing	(3,537,000)
Legal expenses paid through January 31, 2003	(3,621,000)

Accrued litigation reserve as of January 31, 2003	7,503,000

Additional accrued interest on estimated damages and treble damages through April 30, 2003	25,000

Accrued litigation reserve as of April 30, 2003	$7,528,000

This reserve reflects SeaChange’s best estimate of its exposure based on information currently available. However, SeaChange believes that any liability ultimately incurred after pursuing all legal options will not likely exceed the accrued litigation reserve as of April 30, 2003, except for on-going legal fees associated with the dispute and additional interest on the awarded damages, which will be charged to operations. Other than the payment of the Company’s legal fees, any payment of the other amounts recorded as charges will only occur in the event that the jury verdict is upheld in appeal. SeaChange has appealed the district court’s judgment to the United States Court of Appeals for the Federal Circuit. Any injunctive relief against SeaChange will not be determined until after appeal. In the event that the court issues an injunction prohibiting SeaChange from selling the accused video-on-demand products, SeaChange believes that such injunction would have a minimal impact on its ability to ship products and meet customer demands because SeaChange has implemented a revised version of the software which it believes does not infringe the nCube ‘804 patent.

In addition nCube has asserted that SeaChange infringes several other patents and that it may take legal action in the future. SeaChange believes that the Company does not infringe any valid claim in these other patents.

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

SEACHANGE INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

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

SeaChange cannot be certain of the outcome of the foregoing litigation, but plans to vigorously oppose allegations against the Company and assert its claims against other parties. In addition, as these claims are subject to additional discovery and certain claims for damages are as yet unspecified, SeaChange is unable to estimate the impact to its business, financial condition and results of operations or cash flows.

Securities Class Action Litigation

From October 30, 2002 to January 13, 2003, six purported securities class action lawsuits, all alleging nearly identical claims, were filed in the United States District Court for the District of Massachusetts against the Company, Morgan Stanley & Co. Incorporated, Thomas Weisel Partners LLC, RBC Dain Rauscher, Inc., William Styslinger, III, William Fiedler, Martin R. Hoffmann, Thomas F. Olson and Carmine Vona. On April 3, 2003, the Court consolidated these complaints into one action captioned: In re SeaChange International, Inc., et al. Securities Litigation, Civil Action No. 02-12116-DPW. On May 16, 2003, the plaintiffs filed a consolidated and amended class action complaint (the “Complaint”). In the Complaint, the plaintiffs allege that the defendants violated Sections 11 and/or 12(2) of the Securities Act of 1933 (the “Securities Act”), and in the case of the individual defendants Section 15 of the Securities Act, in connection with the stock offering that the Company completed on January 31, 2002. The Complaint seeks damages in an unspecified amount, together with interest thereon, recissory damages, reimbursement of costs and expenses, and further relief that the court may determine to be appropriate. The Company believes that the allegations in the Complaint are without merit.

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

Guarantees and Indemnification Obligations

SeaChange warrants that its products, including software products, will substantially perform in accordance with its standard published specifications in effect at the time of delivery. Most warranties have at least a one year duration commencing from installation. In addition, SeaChange provides maintenance support to all customers and therefore allocates a portion of the systems purchase price to the initial warranty period and recognizes revenue on a straight line basis over that warranty period related to both the warranty obligation and the maintenance support agreement. When SeaChange receives revenue for extended warranties beyond the standard duration, it is deferred and recognized on a straight line basis over the contract period. Any related costs are expensed as incurred. As of April 30, 2002 and 2003, SeaChange had revenue deferrals related to initial and extended warranties of $11.7 million and $10.3 million, respectively in deferred revenue.

10. Comcast Equity Investment and Video-on-Demand Purchase Agreements

On December 1, 2000, SeaChange and Comcast Cable Communications, Inc. entered into a video-on-demand purchase agreement for SeaChange’s interactive television video servers and related services. Under the terms of the video-on-demand purchase agreement, Comcast has committed to purchase SeaChange’s equipment capable of serving a minimum of one million cable subscribers by approximately December 2002. In addition, Comcast may earn up to an additional 450,000 incentive common stock purchase warrants through December 2003 based on the number of cable subscribers in excess of one million who are served by SeaChange’s equipment which has been purchased by Comcast. In connection with the execution of this commercial agreement, SeaChange entered into a common stock and warrant purchase agreement, dated as of February 28, 2001, with Comcast SC Investment, Inc., whereby Comcast SC agreed to purchase, an aggregate of 756,144 shares of SeaChange’s common stock for $10.0 million and Comcast SC received a warrant to purchase 100,000 shares of SeaChange’s common stock with an exercise price of $13.225 per share. Under conditions of the arrangement, the number of common shares purchased and the number of common stock purchase warrants and related exercise price were subject to adjustment. In accordance with the agreement, an additional 25,000 common stock purchase warrants were issued as the registration statement had not been declared effective on or before March 31, 2001. On June 13, 2001, the effective date of the registration statement, SeaChange issued an additional 14,667 common stock purchase warrants in accordance with the agreement.

SEACHANGE INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

SeaChange determined the intrinsic value of $586,000 related to the 756,144 shares of common stock purchased on February 28, 2001 and measured the fair value of $1.1 million related to the 100,000 common stock purchase warrants as of the closing date and recorded these amounts as contra-equity. On April 30, 2001, SeaChange recorded an additional contra-equity amount of $325,000 for the fair value of the additional 25,000 common stock purchase warrants of SeaChange common stock issued on March 31, 2001, and recorded an additional contra equity amount of $335,000 representing the incremental fair value of the 14,667 common stock purchase warrants of SeaChange common stock issued on June 13, 2001. The total contra-equity amount of $2.4 million was amortized as an offset to gross revenue in proportion to the revenue recognized from the sale of equipment with respect to the first one million subscribers Comcast has committed to under the video-on-demand purchase agreement.

During the three months ended April 30, 2002, SeaChange amortized $239,000 of the deferred equity discount. During the three months ended April 30, 2003, Comcast earned an additional 92,113 incentive common stock purchase warrants based on the number of cable subscribers in excess of the first one million subscribers. The estimated fair value of the common stock purchase warrants was based on the average closing market price of SeaChange’s common stock for the last fifteen trading days ended on April 30, 2003. SeaChange recorded $575,000 as an offset to gross product revenue during the three months ended April 30, 2003 representing the estimated fair value of the 92,113 additional incentive common stock purchase warrants and the revaluation of 93,745 incentive common stock purchase warrants earned by Comcast in fiscal 2003 but not issued as of April 30, 2003.

11. Investments in Affiliates

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

On October 29, 2002, SeaChange entered into a Subscription and Shareholders Agreement (the “Subscription Agreement”) with The ON Demand Group Limited (“ODG”), a company incorporated in England and Wales that provides video-on-demand services in Europe. Pursuant to the Subscription Agreement, SeaChange invested 1.5 million U.K. pounds Sterling (approximately $2.4 million) in exchange for 600,000 ordinary shares of ODG representing approximately 23% of the total outstanding capital stock of ODG as of October 29, 2002. In connection with this Subscription Agreement, SeaChange entered into a Business Development Agreement with ODG for a minimum of five years whereby ODG agreed to exclusively purchase and to market and promote SeaChange’s video-on-demand systems and software worldwide in connection with furnishing video-on-demand services to ODG’s customers.

As part of the Subscription Agreement, SeaChange has committed to purchase in two separate tranches, additional ordinary shares and preference shares of ODG from ODG and certain of its existing shareholders for an additional aggregate purchase price of up to 8.5 million U.K. pounds Sterling (approximately $13.6 million) subject to ODG’s satisfaction of certain conditions as set forth in the Subscription Agreement. Preference shares of ODG are non-voting equity shares that have certain rights and restrictions as outlined in ODG’s Articles of Association, including but not limited to annual dividends, liquidation preferences and redemption/repurchase rights. In the first tranche, SeaChange has committed to purchase an additional 200,000 ordinary shares of ODG for an aggregate purchase price of 500,000 U.K. pounds Sterling, and an additional 400,000 ordinary shares of ODG from certain existing shareholders of ODG for an aggregate purchase price of 1.0 million U.K. pounds Sterling, subject to ODG’s satisfaction of the conditions set forth in the Subscription Agreement for the first investment tranche, including the execution of an agreement by ODG with a major European cable operator for the supply of video-on-demand products and services to the customers of such European cable operator on or prior to June 30, 2003. In the second tranche, SeaChange has committed to purchase an additional 309,350 ordinary shares of ODG for an aggregate purchase price of 773,375 U.K. pounds Sterling, and an additional 6,226,625 preference shares of ODG for an aggregate purchase price of 6,226,625 U.K. pounds Sterling, subject to ODG’s satisfaction of the conditions as set forth in the Subscription Agreement for the second investment tranche, including the satisfaction of all of the conditions for the first tranche and the execution of certain content provision agreements by ODG with at least three studios providing for the supply of content for video-on-demand service on or prior to December 31, 2003. In the event of the expiration or the termination, for any reason other than breach of contract, of the Business Development Agreement, ODG, upon written notification from SeaChange, shall procure the sale or redemption of all the shares held by SeaChange at a price equal to the then current fair value of such shares in respect to the ordinary shares, and the redemption value of the preference shares as defined in the Articles of Association.

SEACHANGE INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

SeaChange accounts for its investment in ODG under the equity method of accounting in accordance with APB Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock” and related interpretations. SeaChange’s equity in net earnings (loss) of ODG for the three months ended April 30, 2003 was recorded in the Statement of Operations under “Equity loss in earnings of Affiliates”.

In addition to the foregoing, SeaChange has also agreed to purchase up to an additional 6.0 million U.K. pounds Sterling of ODG capital stock to the extent such investment would be necessary for ODG to fulfill its business plan. Any such investment would be on the same terms and conditions as the second tranche of shares to be purchased pursuant to the Subscription Agreement and would be reduced in dollar value to the extent ODG receives any other investment capital prior to such additional investment occurring.

12. New Accounting Pronouncements

In February 2003, the FASB issued Emerging Issues Task Force 00-21 (“EITF 00-21”), “Revenue Arrangements with Multiple Deliverables.” EITF 00-21 requires revenue arrangements with multiple deliverables to be divided into separate units of accounting. If the deliverables in the arrangement meet certain criteria, arrangement consideration should be allocated among the separate units of accounting based on their relative fair values. Applicable revenue recognition criteria should be considered separately for separate units of accounting. The guidance in EITF 00-21 is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. SeaChange believes the adoption of EITF 00-21 will not have a material impact on the Company’s financial position or results of operations.

In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities.” FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is required to be applied to SeaChange’s preexisting entities as of the beginning of the first quarter after June 15, 2003. FIN 46 is required to be applied to all new entities with which SeaChange became involved beginning February 1, 2003. SeaChange believes the interpretive accounting guidance necessary for FIN 46 will continue to evolve. Additional interpretive guidance could affect the accounting for SeaChange’s investments in affiliates. SeaChange continues to evaluate the effects of FIN 46 on its financial position and results of operations.

In May 2003, the FASB issued SFAS 150, “Accounting For Certain Financial Instruments with Characteristics of Both Liabilities and Equity” (“SFAS 150”), which establishes standards for how an issuer of financial instruments classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) if, at inception, the monetary value of the obligation is based solely or predominantly on a fixed monetary amount known at inception, variations in something other than the fair value of the issuer s equity shares or variations inversely related to changes in the fair value of the issuers equity shares. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. SeaChange will continue to evaluate the impact of SFAS 150 on its financial position and results of operations.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Factors That May Affect Future Results

Any statements contained in this Form 10-Q that do not describe historical facts may constitute forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. These statements relate to future events or our future financial performance and are identified by words such as “may,” “will,” “could,” “should,” “expect,” “plan,” “intend,” “seek,” “anticipate,” “believe,” “estimate,” “potential,” or “continue” or other comparable terms or the negative of those terms. Forward-looking statements in this Form 10-Q include certain statements regarding the effect of certain accounting standards on our financial position and results of operations, the effect of certain legal claims against us, projected changes in our revenues, earnings and expenses, exchange rate sensitivity, interest rate sensitivity, liquidity, product introductions and general market conditions. Our actual future results may differ significantly from those stated in any forward-looking statements. Any such forward-looking statements contained herein are based on current expectations, but are subject to a number of risks and uncertainties that may cause actual results to differ materially from expectations. The factors that could cause actual future results to differ materially from current expectations include the following: the continued growth, development and acceptance of the video-on-demand market; the loss of one of our customers; the cancellation or deferral of purchases of our products; a decline in demand or average selling price for our broadband products; our ability to manage our growth; our ability to protect our intellectual property rights and the expenses that may be incurred by us to protect our intellectual property rights; an unfavorable result of current or future litigation, including our current patent litigation with nCube Corp. and the current securities class action lawsuits filed against us; content providers limiting the scope of content licensed for use in the video-on-demand market; our ability to introduce new products or enhancements to existing products; our dependence on certain sole source suppliers and third-party manufacturers; our ability to compete in its marketplace; our ability to respond to changing technologies; the risks associated with international sales; our ability to integrate the operations of acquired subsidiaries; changes in the regulatory environment; the performance of companies in which we have made equity investments, including the ON Demand Group Limited; our ability to hire and retain highly skilled employees; and increasing social and political turmoil. Further information on factors that could cause actual results to differ from those anticipated is detailed in various filings made by us from time to time with the Securities and Exchange Commission, including but not limited to, those appearing under the caption “Certain Risk Factors That May Affect Our Business” in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on May 1, 2003. Any forward-looking statements should be considered in light of those factors.

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

We have experienced fluctuations in our systems revenues from quarter to quarter due to the timing of receipt of customer orders and the shipment of those orders. The factors that impact the timing of the receipt of customer orders include among other factors: (1) the customer’s obtaining authorized signatures on their purchase orders, (2) budgetary approvals within the customer’s company for capital purchases and (3) the ability to process the purchase order within the customer’s organization in a timely manner. Factors that may impact the shipment of customer orders include: (1) the availability of material to produce the product, and (2) the time required to produce and test the system before delivery. Because the average sales price of our system is approximately $200,000, the delay in the timing of receipt and shipment of any one customer order can result in significant fluctuations in our revenue reported on a quarterly basis.

Our operating results are significantly influenced by a number of factors, including the mix of products sold and services provided, pricing, costs of materials used in our products and the expansion of our operations during the fiscal year. We price our products and services based upon our costs as well as in consideration of the prices of competitive products and services in the marketplace. The costs of our products primarily consist of the costs of components and subassemblies that have generally declined over time. As a result of the growth of our business, our operating expenses have fluctuated in the areas of research and development, selling and marketing, customer service and support and administration and are expected to increase as our revenues increase. We expect that the soft economy will continue to adversely influence the capital spending budgets of some of our cable and broadcast customers who we believe depend on advertising revenues to fund their capital equipment purchases. Accordingly, we expect our financial results to vary from quarter to quarter and our historical financial results are not necessarily indicative of future performance.

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

A summary of those accounting policies that we believe are most critical to fully understand and evaluate our financial results is set forth in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on May 1, 2003.

Three Months Ended April 30, 2003 Compared to the Three Months Ended April 30, 2002

Revenues

Systems. Our systems revenues consist of sales within our broadband segment (primarily digital advertising and video-on-demand systems) and our broadcast segment. Systems revenues decreased slightly to $26.0 million in the three months ended April 30, 2003 compared to $26.5 million in the three months ended April 30, 2002. Revenues from the broadband segment, which accounted for 91% and 77% of total revenues in the three months ended April 30, 2003 and 2002, respectively, increased to $23.6 million in 2003 as compared to $20.3 million in 2002. Video-on-demand system revenues were $17.8 million for the three months ended April 30, 2003 as compared to $16.1 million in the comparable quarter in the prior year primarily due to increased deployments of residential video-on-demand systems in the United States for U.S. cable operators. Included as a reduction in the video-on-demand systems revenue in the three months ended April 30, 2003 and April 30, 2002 was the amortization of $575,000 and $239,000, respectively, related to the deferred equity discount associated with the Comcast equity investment. Digital advertising system revenues were $5.8 million for the three months ended April 30, 2003 as compared to $4.2 million in the three months ended April 30, 2002. The increase in advertising system revenues was a result of expansions to existing digital advertising insertion systems by several U.S. cable operators. Broadcast system segment revenues were $2.4 million in the three months ended April 30, 2003 as compared to $6.2 million in the three months ended April 30, 2002 reflecting reduced capital expenditures by the broadcast companies due to the soft global economy and lower advertising revenues. We expect future revenue growth, if any, to come principally from our video-on-demand and broadcast system products as cable and telecommunications companies continue to offer new video-on-demand applications for their customers and the market for digital video servers within the broadcast industry continues to expand. We do not expect the Business Development Agreement with ODG to have a significant impact on our video-on-demand revenues until late fiscal 2004 or fiscal 2005. As revenues from video-on-demand products increase, the digital advertising products are expected to become a smaller portion of total system revenues. However, we believe that there will be continued demand for expansions to existing digital advertising insertion systems within the U.S. and growth potential for new interactive advertising systems in the future.

For the three months ended April 30, 2003 and April 30, 2002, a limited number of our customers each accounted for more than 10% of our total revenues. One single customer accounted for 10% and 27% of total revenues in the three months ended April 30, 2003 and April 30, 2002, respectively. Different customers accounted for 50% and 13% in the three months ended April 30, 2003 and April 30, 2002, respectively. Revenue from these customers was in the broadband segment. We believe that revenues from current and future large customers will continue to represent a significant proportion of total revenues.

International sales accounted for approximately 13% and 15% of total revenues in the three-month periods ended April 30, 2003 and April 30, 2002, respectively. We expect that international sales will become a more significant portion of our business in the future. As of April 30, 2003, substantially all sales of our products were made in United States dollars. Therefore, we have not experienced, nor do we expect to experience in the near term, any material impact from fluctuations in foreign currency exchange rates on our results of operations or financial position. If this practice changes in the future, we will reevaluate our foreign currency exchange rate risk.

Services. Our services revenues consist of fees for installation, training, product maintenance, technical support services and movie content fees. Our services revenues increased 14% to $8.2 million in the three months ended April 30, 2003 from $7.2 million in the three months ended April 30, 2002. This increase in services revenues primarily resulted from the renewals of technical support and maintenance services, increased prices on certain maintenance contracts and the impact of a growing installed base of systems.

Gross Profit

Systems. Costs of systems revenues consist primarily of the cost of purchased components and subassemblies, labor and overhead relating to the final assembly and testing of complete systems and related expenses. Costs of systems revenues decreased 6% to $15.3 million in the three months ended April 30, 2003, as compared to $16.3 million in the three months ended April 30, 2002. In the three months ended April 30, 2003, the decrease in costs of systems revenues reflects higher systems revenue and lower material costs within the video-on-demand products. We expect cost of systems revenues as a percentage of revenues for the video-on-demand products within the broadband segment to decrease as the revenue level increases and we improve our manufacturing and material purchasing efficiencies through fiscal 2004.

Systems gross profit as a percentage of systems revenues was 41% and 38% in the three months ended April 30, 2003 and April 30, 2002, respectively. Gross profit for the broadband segments was at 43% and 36% for each of the three-month periods ended April 30, 2003 and April 30, 2002, respectively. Gross profit for the broadcast segments were at 25% and 47% for each of the three-month periods ended April 30, 2003 and April 30, 2002, respectively. The increase in the broadband gross profit is primarily due to higher revenues and lower material prices on certain components while the decrease in the broadcast gross profit is primarily due to lower revenues.

Services. Costs of services revenues consist primarily of labor, materials and overhead relating to the installation, training, product maintenance and technical support services provided by us and costs associated with providing movie content. Costs of services revenues decreased slightly to $5.2 million for the three months ended April 30, 2003 from $5.3 million in the three months ended April 30, 2002. Services gross profit as a percentage of services revenue increased to 36% in the three months ended April 30, 2003 from 27% in the three months ended April 30, 2002 primarily as a result of higher revenues and a slight decrease in cost of services revenues. We expect that we will continue to experience fluctuations in gross profit as a percentage of services revenue as a result of the timing of revenues from technical support and other services to support the growing installed base of systems and the timing of costs associated with our ongoing investment required to build a service organization to support the installed base of systems and new products.

Research and Development. Research and development expenses consist primarily of compensation of development personnel, depreciation of equipment and an allocation of related facilities expenses. Research and development expenses remained flat at $6.2 million in the three months ended April 30, 2003 and April 30, 2002, respectively.

Selling and Marketing. Selling and marketing expenses consist primarily of compensation expenses, including sales commissions, travel expenses and certain promotional expenses. Selling and marketing expenses increased 6% to $4.2 million in the three months ended April 30, 2003 from $3.9 million in the three months ended April 30, 2002. The increase was primarily due to increased sales commissions on higher revenues and higher travel costs related to increased direct sales efforts.

General and Administrative. General and administrative expenses consist primarily of provision for litigation and related expenses resulting from the nCube jury verdict in the first quarter of fiscal 2003, compensation of executive, finance, human resource and administrative personnel, legal and accounting services and an allocation of related facilities expenses. General and administrative expenses decreased to $2.8 million in the three-month period ended April 30, 2003, as compared to $16.9 million in the three-month period ended April 30, 2002 due primarily to the $14.4 million charge to operations associated with the unfavorable jury verdict in connection with the litigation with nCube during the three months ended April 30, 2002.

Interest Income, net. Interest income, net was $389,000 for the three months ended April 30, 2003 compared to $367,000 for the three months ended April 30, 2002. The increase in interest income, net primarily resulted from higher interest rates earned on invested cash balances.

Income Tax Expense. Our effective tax rate of 32% for the quarter ended April 30, 2003 was favorably impacted by the utilization of research and development tax credits. As a result of the cumulative taxable losses over recent fiscal years, including the significant loss incurred in fiscal 2003, mainly as the result of the charge to operations recorded in the first quarter of fiscal 2003 related to the unfavorable jury verdict in the nCube litigation, we have determined that our deferred tax assets as of April 30, 2002 would not be realizable for financial reporting purposes. Accordingly, we have recorded income tax expense of $7.4 million as a valuation allowance against all deferred tax assets as of that date. We will continue to assess the need for the valuation allowance at each balance sheet date based on all available evidence. If we generate future taxable income against which these tax attributes may be applied, some portion or all of the valuation allowance would be reversed and a corresponding increase in net income would be reported in the future.

Liquidity and Capital Resources

We have financed our operations and capital expenditures primarily with the proceeds of sales of our common stock, borrowings and cash flows generated from operations. Cash and cash equivalents decreased $2.9 million from $68.8 million at January 31, 2003 to $65.9 million at April 30, 2003. Working capital (consisting of current assets less current liabilities) remained flat at $85.4 at January 31, 2003 and April 30, 2003.

Net cash used in operating activities was $1.6 million for the three months ended April 30, 2003 and $4.5 million for the three months ended April 30, 2002. The net cash used in operating activities for the three months ended April 30, 2003 was the result of the net income of $562,000 adjusted for non-cash expenses including depreciation and amortization of $2.5 million and the changes in certain operating assets and liabilities. The significant changes in operating assets and liabilities that used cash in operations primarily included the increase in accounts receivable of $9.2 million due to sales generated late in the quarter, offset by an increase in accounts payable of $1.8 million and an increase in deferred revenue of $1.4 million. We expect that the broadcast segment and the video-on-demand products within the broadband segment will continue to require a significant amount of cash to fund future product development, to manufacture and deploy customer test and demonstration equipment and to meet higher revenue levels in both product segments.

Net cash used in investing activities was $1.2 million and $1.0 million for the three months ended April 30, 2003 and April 30, 2002, respectively. Investment activity consisted primarily of expenditures for capital equipment required to support the expansion and growth of the business.

Net cash used in financing activities was approximately $30,000 and approximately $5.3 million for the three months ended April 30, 2003 and April 30, 2002, respectively. In the three months ended April 30, 2002, the cash used in financing activities included primarily $5.4 million in principal repayments of outstanding loans under the equipment line of credit and capital lease obligations.

In October 2001, we entered into a $10.0 million revolving line of credit with a bank that expires in October 2003. Loans made under this revolving line of credit will bear interest at a rate per annum equal to the bank’s prime rate, 4.25% at April 30, 2003. As of April 30, 2003, we had no borrowings under this revolving line of credit. Borrowings under this line of credit are collateralized by substantially all of our assets. The loan agreement requires that we provide the bank with certain periodic financial reports and comply with certain financial ratios including a minimum level of earnings before interest, taxes and depreciation and amortization on a trailing twelve month basis. As of April 30, 2003, we were in compliance with these financial covenants.

In October 2000, we entered into an agreement with a bank to finance $1.2 million of the construction costs related to the purchase and renovation of a manufacturing mill in New Hampshire that we previously purchased in February 2000. Upon occupancy of the building in November 2000, the loan converted into two promissory notes whereby we pay principal and interest based upon a fixed interest rate per annum over a five and ten year period, respectively, of 8.875% at April 30, 2003. Borrowings under the loan are secured by the land and buildings of the renovated mill. The loan agreement requires that we provide the bank with certain periodic financial reports and comply with certain annual financial ratios on an annual basis. As of April 30, 2003, borrowings outstanding under the loan were $900,000.

It is typical for us to experience fluctuations in our monthly operating results primarily due to the timing of receiving customer orders and the related shipment of these customer orders. As a result of these monthly fluctuations, we may experience an increase in our inventories as a result of procurement of both short and long lead components for anticipated orders for both our product segments, a decrease in our accounts payable balance primarily due to the timing of payments for materials purchased for prior month shipments, increases or decreases in accounts receivable amounts as a result of the timing of receiving customer orders during the period and of customer payments and a resulting decrease in cash and cash equivalents.

As part of the Subscription and Shareholders Agreement (the “Subscription Agreement”) that we entered into with The ON Demand Group Limited (“ODG”) on October 29, 2002, we have committed to purchase in two separate tranches, additional ordinary shares and preference shares of ODG from ODG and certain of its existing shareholders for an additional aggregate purchase price of up to 8.5 million U.K. pounds Sterling (approximately $13.6 million) subject to ODG’s satisfaction of certain conditions as set forth in the Subscription Agreement. Preference shares of ODG are non-voting equity shares that have certain rights and restrictions as outlined in ODG’s Articles of Association, including but not limited to annual dividends, liquidation preferences and redemption/repurchase rights. In the first tranche, we have a commitment to purchase an additional 200,000 ordinary shares of ODG for an aggregate purchase price of 500,000 U.K. pounds Sterling, and an additional 400,000 ordinary shares of ODG from certain existing shareholders of ODG for an aggregate purchase price of 1.0 million U.K. pounds Sterling, subject to ODG’s satisfaction of the conditions as set forth in the Subscription Agreement for the first investment tranche, including the execution of an agreement by ODG with a major European cable operator for the supply of video-on-demand products and services to the customers of such European cable operator on or prior to June 30, 2003. In the second tranche, we have a commitment to purchase an additional 309,350 ordinary shares of ODG for an aggregate purchase price of 773,375 U.K. pounds Sterling, and an additional 6,226,625 preference shares of ODG for an aggregate purchase price of 6,226,625 U.K. pounds Sterling, subject to ODG’s satisfaction of the conditions as set forth in the Subscription Agreement for the second investment tranche, including the satisfaction of all of the conditions for the first tranche and the execution of certain content provision agreements by ODG with at least three studios providing for the supply of content for video-on-demand service on or prior to December 31, 2003. In the event of the expiration or the termination, for any reason other than breach of contract, of the Business Development Agreement, ODG, upon written notification from us, shall procure the sale or redemption of all the shares held by us at a price equal to the then current fair value for the ordinary shares and the redemption value of the preference shares as defined in the Articles of Association.

In addition to the foregoing, we have also agreed to purchase up to an additional 6.0 million U.K. pounds Sterling of ODG capital stock to the extent such investment would be necessary for ODG to fulfill its business plan. Any such investment would be on the same terms and conditions as the second tranche of shares to be purchased pursuant to the Subscription Agreement and would be reduced in dollar value to the extent ODG receives any other investment capital prior to such additional investment occurring.

We had no material capital expenditure commitments as of April 30, 2003.

We believe that existing cash, cash equivalents and marketable securities together with available borrowings under the revolving line of credit are adequate to satisfy our working capital and capital expenditure requirements and other contractual obligations for at least the next twelve months.

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

In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities.” FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is required to be applied to our preexisting entities as of the beginning of the first quarter after June 15, 2003. FIN 46 is required to be applied to all new entities with which we became involved beginning February 1, 2003. We believe the interpretive accounting guidance necessary for FIN 46 will continue to evolve. Additional interpretive guidance could effect the accounting for our investments in affiliates. We continue to evaluate the effects of FIN 46 on our financial position and results of operations.

In May 2003, the FASB issued SFAS 150, “Accounting For Certain Financial Instruments with Characteristics of Both Liabilities and Equity” (“SFAS 150”), which establishes standards for how an issuer of financial instruments classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) if, at inception, the monetary value of the obligation is based solely or predominantly on a fixed monetary amount known at inception, variations in something other than the fair value of the issuer s equity shares or variations inversely related to changes in the fair value of the issuers equity shares. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. We continue to evaluate the impact of SFAS 150 on our financial position and results of operations.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

We face exposure to financial market risks, including adverse movements in foreign currency exchange rates and changes in interest rates. These exposures may change over time as business practices evolve and could have a material adverse impact on our financial results. Our primary exposure has been related to local currency revenue and operating expenses in Europe and Asia. Historically, we have not hedged specific currency exposures as gains and losses on foreign currency transactions have not been material to date. At April 30, 2003, we had approximately $900,000 outstanding related to variable rate U.S. dollar denominated debt. The carrying value of these short-term borrowings approximates fair value due to the short maturities of these instruments. Assuming a hypothetical 10% adverse change in the interest rate, interest expense on these short-term borrowings would increase by approximately $4,000. The carrying amounts reflected in the consolidated balance sheet of cash and cash equivalents, trade receivables, and trade payables approximates fair value at April 30, 2003 due to the short maturities of these instruments. We maintain investment portfolio holdings of various issuers, types, and maturities. Our cash and marketable securities include cash equivalents, which we consider to be investments purchased with original maturities of three months or less. Given the short maturities and investment grade quality of the portfolio holdings at April 30, 2003, a sharp rise in interest rates should not have a material adverse impact on the fair value of our investment portfolio. As a result, we do not currently hedge these interest rate exposures. At April 30, 2003, we had no short-term marketable securities and $32.0 million in long-term marketable securities. The major portion of these securities have fixed interest rates and are not subject to risk arising from interest rate variability.

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

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

See Note 9 of Notes to Condensed Consolidated Financial Statements.

ITEM 6. Exhibits and Reports on Form 8-K

(a) Exhibits

99.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

99.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

(b) Reports on Form 8-K.

Not applicable.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, SeaChange International, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: June 13, 2003

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

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: June 13, 2003

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

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: June 13, 2003

/s/ William L. Fiedler
William L. Fiedler
Chief Financial Officer, Vice President, Finance and Administration,
Treasurer and Secretary
(Principal Financial and Accounting Officer)

Index to Exhibits

No.	Description

99.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

99.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)