Form 10-Q
period 2003-07-31
SEACHANGE INTERNATIONAL INC
filed 2003-09-15
CIK 1019671

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2003

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

The number of shares outstanding of the registrant’s Common Stock on September 10, 2003 was 26,983,055.

SEACHANGE INTERNATIONAL, INC.

ITEM I. Financial Statements

SEACHANGE INTERNATIONAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	July 31, 2003	January 31, 2003
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$62,270	$68,776
Marketable securities	2,496	1,012
Accounts receivable, net of allowance for doubtful accounts of $1,679 at July 31, 2003 and $1,437 at January 31, 2003	39,918	21,291
Inventories	21,170	23,189
Prepaid expenses and other current assets	3,728	4,713
Deferred income taxes	49	49

Total current assets	129,631	119,030
Property and equipment, net	15,020	14,970
Marketable securities	29,231	30,746
Investments in affiliates	2,612	2,965
Other assets	180	182
Intangible assets, net	2,093	2,893
Goodwill	253	253

	$179,020	$171,039

Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of lines of credit and obligations under capital lease	$179	$214
Accounts payable	10,588	10,165
Accrued litigation reserve	7,553	7,503
Other accrued expenses	5,466	3,122
Customer deposits	926	610
Deferred revenue	14,894	11,624
Income taxes payable	—	377

Total current liabilities	39,606	33,615
Long-term portion of lines of credit and obligations under capital lease	653	744
Commitments and contingencies (Note 9)
Stockholders’ equity:
Convertible preferred stock, 5,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $.01 par value; 100,000,000 shares authorized; 26,910,170 and 26,762,767 shares issued and outstanding at July 31, 2003 and January 31, 2003, respectively	269	268
Additional paid-in capital	162,363	161,510
Accumulated deficit	(23,450)	(24,954)
Accumulated other comprehensive loss	(421)	(144)

Total stockholders’ equity	138,761	136,680

	$179,020	$171,039

The accompanying notes are an integral part of these condensed consolidated financial statements.

SEACHANGE INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Three months ended		Six months ended
	July 31, 2003	July 31, 2002	July 31, 2003	July 31, 2002
	(unaudited)
Revenues:
Systems	$27,453	$25,900	$53,458	$52,416
Services	8,515	7,390	16,721	14,617

	35,968	33,290	70,179	67,033

Cost of revenues:
Systems	15,849	15,032	31,115	31,355
Services	5,270	5,511	10,496	10,771

	21,119	20,543	41,611	42,126

Gross profit	14,849	12,747	28,568	24,907

Operating expenses:
Research and development	6,464	6,457	12,709	12,667
Selling and marketing	4,197	4,112	8,351	8,018
General and administrative	2,857	3,166	5,705	20,048

	13,518	13,735	26,765	40,733

Income (loss) from operations	1,331	(988)	1,803	(15,826)
Interest income, net	442	353	831	720
Other expense	(313)	—	(313)	—
Equity loss in earnings of affiliates	(5)	—	(40)	—

Income (loss) before income taxes	1,455	(635)	2,281	(15,106)
Income tax expense	513	—	777	7,364

Net income (loss)	$942	$(635)	$1,504	$(22,470)

Basic income (loss) per share	$0.04	$(0.02)	$0.06	$(0.85)

Diluted income (loss) per share	$0.03	$(0.02)	$0.05	$(0.85)

Weighted average common shares outstanding:
Basic	26,903	26,604	26,836	26,571

Diluted	27,813	26,604	27,556	26,571

The accompanying notes are an integral part of these condensed consolidated financial statements.

SEACHANGE INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

(in thousands)

	Six months ended
	July 31, 2003	July 31, 2002
	(unaudited)
Cash flows from operating activities:
Net income (loss)	$1,504	$(22,470)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	3,768	4,208
Amortization of deferred equity discount	1,587	1,290
Inventory valuation charge	370	—
Loss on investments in affiliates	353	—
Deferred income taxes	—	7,364

Changes in operating assets and liabilities:
Accounts receivable	(18,627)	3,429
Inventories	475	(4,781)
Prepaid expenses and other assets	918	378
Accounts payable	423	(1,600)
Accrued litigation reserve	50	10,864
Other accrued expenses	757	(333)
Customer deposits	316	(2,343)
Deferred revenue	3,270	51
Income taxes payable	(377)	(17)

Net cash used in operating activities	(5,213)	(3,960)

Cash flows from investing activities:
Purchases of property and equipment	(1,844)	(1,949)
Increase in intangible assets	—	(133)
Purchases of marketable securities	(2,320)	—
Proceeds from sale and maturity of marketable securities	2,143	—

Net cash used in investing activities	(2,021)	(2,082)

Cash flows from financing activities:
Repayment of borrowings under construction loan and equipment line of credit	(83)	(5,468)
Repayment of obligations under capital lease	(43)	(93)
Proceeds from issuance of common stock	854	536
Collection of notes receivable from stockholders	—	122

Net cash provided by (used in) financing activities	728	(4,903)

Net decrease in cash and cash equivalents	(6,506)	(10,945)
Cash and cash equivalents, beginning of period	68,776	103,898

Cash and cash equivalents, end of period	$62,270	$92,953

Supplemental disclosure of noncash activities
Transfer of items originally classified as fixed assets to inventories	$74	$339
Transfer of items originally classified as inventories to fixed assets	$1,248	$965

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

2. Revenue Recognition

Revenues from sales of systems and software license arrangements that do not require significant modification or customization of the underlying software are recognized when title and risk of loss have passed to the customer, there is evidence of the arrangement, fees are fixed or determinable and collection of the related receivable is probable. Installation, project management and training revenue is deferred and recognized as these services are performed. Revenue from technical support and maintenance is deferred and recognized ratably over the period of the related agreements, generally one year. Customers are billed for installation, project management, training and maintenance at the time of the product sale. If a portion of the sales price is not due until installation of the system is complete, that portion of the sales price is deferred until installation is complete. Revenue from movie content services is recognized based on the volume of monthly purchases that are made by hotel guests. Revenue from product development contract services is recognized based on the time and materials incurred to complete the work. Shipping and handling costs reimbursed by the customer are included in revenues and cost of revenues.

SeaChange’s transactions frequently involve the sales of systems and services under multiple element arrangements. Systems sales always include at least one year of free technical support and maintenance services. Revenue under multiple element arrangements is allocated to all undelivered elements of the sales arrangement based upon the fair value of those elements. The amounts allocated to training, project management, technical support and maintenance and movie content fees are based upon the price charged when these elements are sold separately and unaccompanied by the other elements. The amount allocated to installation revenue is based upon hourly rates and the estimated time required to complete the service. The amount allocated to the sales of systems reflects the residual method basis. Under this method, the total arrangement value is allocated first to undelivered elements, based on their fair values, with the remainder being allocated to systems revenue. Installation, training and project management services are not essential to the functionality of systems as these services do not alter the equipment’s capabilities, are available from other vendors and the systems are standard products. For multiple element arrangements including software licenses and services where vendor-specific objective evidence of the fair value does not exist to allocate a portion of the fee to the service element, and the only undelivered element is services that do not involve significant production, modification or customization of the software, the entire arrangement is recognized as services are performed. For transactions in which consideration, including equity instruments, is given to a customer, SeaChange accounts for the value of this consideration as a reduction in revenue in its Statement of Operations (see Note 10 to the Condensed Consolidated Financial Statements for further discussion).

For transactions involving the sale of SeaChange’s products and services to an affiliated entity in which the Company has an equity ownership interest, the extent of revenue and profit recognized varies based on the level of equity interest the Company holds. When the Company’s equity ownership interest in the affiliated customer is less than 20%, and the Company accounts for such interest on a cost basis, generally no revenue or profit is eliminated upon the sale of our products to the affiliated entity. When SeaChange’s equity ownership interest is between 20% and 50%, provided that the Company does not control the affiliated entity, the Company generally recognizes revenue upon shipment but the Company eliminates a portion of the profit equal to its equity ownership interest in the entity. The profit is eliminated through a charge to equity loss in earnings of affiliates with a corresponding reduction in the carrying value of the investment in the affiliate.

3. Stock Compensation

SeaChange accounts for its stock option plans and stock purchase plan under the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” (“APB 25”) and related interpretations and provides pro forma footnote disclosures as though the fair value method under SFAS No. 123, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure,” was followed. Non-employee stock awards are accounted for in accordance with SFAS No. 123 and Emerging Issues Task Force Issue No. 96-18, “Accounting for Equity Instruments That are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services”. SeaChange’s employee stock purchase plan is a non-compensatory plan. Seachange’s stock option plans are accounted for using the intrinsic value method under the provisions of APB 25. Had employee compensation for SeaChange’s stock based compensation plans been accounted for at fair

SEACHANGE INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

value, the amounts reported in the Statements of Operations for the three and six months ended July 31, 2003 and 2002, would have been:

	Three months ended		Six months ended
	July 31, 2003	July 31, 2002	July 31, 2003	July 31, 2002
Net income (loss), as reported	$942	$(635)	$1,504	$(22,470)
Less: Stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	2,060	4,099	4,167	7,175

Pro forma net loss	$(1,118)	$(4,734)	$(2,663)	$(29,645)

Basic income (loss) per share
As reported	$0.04	$(0.02)	$0.06	$(0.85)
Pro forma	$(0.04)	$(0.18)	$(0.10)	$(1.12)

Diluted income (loss) per share
As reported	$0.03	$(0.02)	$0.05	$(0.85)
Pro forma	$(0.04)	$(0.18)	$(0.10)	$(1.12)

Because additional option grants are expected to be made each period and options vest over several periods, the above pro forma disclosures are not representative of pro forma effects of reported net income (loss) for future periods.

4. Income (Loss) Per Share

Income (loss) per share is presented in accordance with SFAS No. 128, “Earnings Per Share”, (“SFAS 128”) which requires the presentation of “basic” income (loss) per share and “diluted” income (loss) per share. Basic income (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted-average shares of common stock outstanding during the period. For the purposes of calculating diluted income (loss) per share, the denominator includes both the weighted average number of shares of common stock outstanding during the period and the weighted average number of potential common stock, such as stock options and restricted stock, calculated using the treasury stock method.

For the three and six months ended July 31, 2003, 3,186,000 and 3,191,000 common shares, respectively, issuable upon the exercise of stock options have been excluded from the diluted income per share computation as the exercise prices of these common shares were above the market price of the common stock during the period indicated. For the three and six months ended July 31, 2002, 3,948,000 common shares issuable upon the exercise of stock options are antidilutive because SeaChange recorded a net loss for the period, and therefore, have been excluded from the diluted loss per share computation.

Below is a summary of the shares used in calculating basic and diluted income (loss) per share for the periods indicated:

	Three months ended		Six months ended
	July 31, 2003	July 31, 2002	July 31, 2003	July 31, 2002
Weighted average shares used in calculating income (loss) per share - Basic	26,903,000	26,604,000	26,836,000	26,571,000
Dilutive common stock equivalents	910,000	—	720,000	—

Weighted average shares used in calculating income (loss) per share - Diluted	27,813,000	26,604,000	27,556,000	26,571,000

5. Inventories

Inventories consist of the following:

	July 31, 2003	January 31, 2003
Components and assemblies	$14,438	$19,268
Finished products	6,732	3,921

	$21,170	$23,189

SEACHANGE INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

6. Comprehensive Income (Loss)

SeaChange’s comprehensive income (loss) was as follows:

	Three months ended		Six months ended
	July 31, 2003	July 31, 2002	July 31, 2003	July 31, 2002
Net income (loss)	$942	$(635)	$1,504	$(22,470)
Other comprehensive income (expense), net of tax:
Foreign currency translation adjustment, net of tax of $7, $—, $23, and $—, respectively	(12)	61	(46)	77
Unrealized loss on marketable securities, net of tax of $101, $—, $75 and $—, respectively	(188)	—	(133)	—

Subtotal other comprehensive income (expense)	(200)	61	(179)	77

Comprehensive income (loss)	$742	$(574)	$1,325	$(22,393)

7. Segment Information

SeaChange has three reportable segments: broadband systems and software, broadcast systems and services. The broadband systems and software segment provides products to digitally manage, store and distribute digital video for cable system operators and telecommunications companies. The broadcast systems segment provides products for the storage, archival, on-air playback of advertising and other video programming for the broadcast television industry. The service segment provides installation, training, product maintenance and technical support for all of the above systems, product development services and content which is distributed by the broadband systems and software segment. SeaChange measures results of the segments based on their respective gross profits. There were no inter-segment sales or transfers. SeaChange does not measure the assets allocated to the segments. Long-lived assets are principally located in the United States. The following summarizes the revenues and cost of revenues by reportable segment:

	Three months ended		Six months ended
	July 31, 2003	July 31, 2002	July 31, 2003	July 31, 2002
Revenues
Broadband	$22,941	$20,483	$46,581	$40,775
Broadcast	4,512	5,417	6,877	11,641
Services	8,515	7,390	16,721	14,617

Total	$35,968	$33,290	$70,179	$67,033

Cost of revenues
Broadband	$12,978	$12,113	$26,460	$25,120
Broadcast	2,871	2,919	4,655	6,235
Services	5,270	5,511	10,496	10,771

Total	$21,119	$20,543	$41,611	$42,126

The following summarizes revenues by geographic locations:

United States	$30,727	$29,291	$60,348	$57,864
Canada and South America	774	242	2,756	1,648
Europe	1,393	1,735	2,665	3,530
Asia Pacific and rest of world	3,074	2,022	4,410	3,991

Total	$35,968	$33,290	$70,179	$67,033

SEACHANGE INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

The following summarizes revenues by significant customer where such revenue exceeded 10% of total revenues for that three and six month period:

	Three months ended		Six months ended
	July 31, 2003	July 31, 2002	July 31, 2003	July 31, 2002
Customer A	49%	49%	50%	23%
Customer B	—	11%	—	19%
Customer C	—	—	—	10%

International

International sales accounted for approximately 15% and 12% of total revenues in the three months ended July 31, 2003 and 2002, respectively. International sales accounted for approximately 14% of total revenues in each of the six month periods ended July 31, 2003 and July 31, 2002. For the three and six months ended July 31, 2003 and 2002, substantially all sales of the Company’s systems were made in United States dollars. Therefore, SeaChange has not experienced, nor does it expect to experience in the near term, any material impact from fluctuations in foreign currency exchange rates on its results of operations or financial position. If this practice changes in the future, the Company will reevaluate its foreign currency exchange rate risk.

Accounts Receivable

At July 31, 2003 and January 31, 2003, the same two customers accounted for 58% and 12% and 44% and 8%, respectively of the accounts receivable.

8. Intangible Assets

The Company’s intangible assets consist of patent costs. At both July 31, 2003 and January 31, 2003, the gross carrying value of these intangible assets was $5.7 million and the accumulated amortization was $3.6 million and $2.8 million, respectively. SeaChange’s intangible assets are amortized on a straight-line basis over a period of up to 4 years. Amortization expense for intangible assets was $400,000 and $378,000 for the three month ended July 31, 2003 and 2002, respectively. Amortization expense for intangible assets was $800,000 and $744,000 for the six months ended July 31, 2003 and 2002, respectively, and is estimated to be $1.6 million in fiscal 2004, $1.1 million in fiscal 2005, $100,000 in fiscal 2006, $100,000 in fiscal 2007 and $0 in fiscal 2008.

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

The district court’s September 30, 2002 order provided no explanation of the district court’s reasoning, but indicated that a memorandum opinion would subsequently issue. On October 29, 2002, nCube filed a notice of appeal of the district court’s September 30, 2002 orders, and also filed a motion with the United States Court of Appeals for the Federal Circuit seeking to stay the appeal pending issuances of the district court’s memorandum opinion. On January 29, 2003, the Federal Circuit Court of Appeals issued an order staying nCube’s appeal pending issuance of a memorandum opinion by the district court.

On March 26, 2002, nCube Corp. filed a complaint against SeaChange in the United States District Court for the District of Delaware seeking a declaratory judgment that its redesigned MediaCube-4 product does not infringe U.S. Patent No. 5,862,312 held by SeaChange. The complaint also alleges that nCube has been damaged by a certain statement made by SeaChange’s Chief Executive Officer during a public conference call to discuss the Company’s earnings on March 5, 2002. nCube is seeking a public retraction of the statement and damages in an unspecified amount. On April 15, 2002, SeaChange moved to dismiss all claims on the grounds that the patent-related issues are currently pending before the Court in the lawsuit previously filed by SeaChange, and the district court lacks jurisdiction over the remaining claims. On June 25, 2002, the district court stayed that action pending resolution of the appeal in the previously filed lawsuit.

SEACHANGE INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

Litigation Regarding nCube Patent No. 5,805,804

On January 8, 2001, nCube Corp. filed a complaint against SeaChange in the United States District Court for the District of Delaware alleging that SeaChange’s use of the Company’s MediaCluster, MediaExpress and Media Server technology each infringe Patent No. 5,805,804 held by nCube (“`804”). In instituting the claim, nCube sought both an injunction and monetary damages. On May 29, 2002, the jury rendered a verdict that SeaChange infringed the nCube `804 patent. The jury determined a reasonable royalty rate of 7% on sales of allegedly infringing video-on-demand products. The jury also determined that damages through January 31, 2002 amounted to approximately $2.0 million and that SeaChange’s infringement was willful. In accordance with Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies,” (“SFAS No. 5”) SeaChange recorded certain charges to reflect this unfavorable jury verdict against the Company in the first quarter of fiscal 2003. The charges recorded totaled $14.4 million and included provisions for estimated damages of $2.8 million and treble damages of $5.6 million related to the shipments of the accused video-on-demand (“VOD”) systems through April 30, 2002, legal fees of $3.6 million incurred by SeaChange in defense of this patent, including $1.5 million of deferred legal costs included in other assets as of January 31, 2002, and estimated nCube legal fees of $2.0 million, and accrued interest on total damages of $418,000.

In response to certain post-trial motions filed by SeaChange and nCube in 2002, the district court issued on March 31, 2003 two orders in the ‘804 infringement case. The first order ruled on the post-trial motions filed by nCube and SeaChange. The district court granted-in-part and denied-in-part SeaChange’s motion for judgment as a matter of law and stated that an opinion would follow. Until the district court issues its opinion, SeaChange will not know which portions of the motion were granted and which were denied. The district court denied SeaChange’s motion for a new trial and awarded nCube enhanced damages of two times the jury award ($4.1 million), two-thirds of its attorney’s fees ($1.8 million), pre-judgment interest ($62,000) and post-judgment interest in an amount to be determined. The court also denied nCube’s motion for a permanent injunction and an accounting. The bases for these rulings will not be known until the court issues its opinion. Additionally, the court granted-in-part and denied-in-part nCube’s motion to strike post-trial submissions to the court which challenged the willfulness finding of the jury. Until the district court issues its opinion, SeaChange will not know which portions were granted and which were denied. The second order issued by the court on March 31, 2003 denied a number of outstanding pre-trial motions as moot.

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

On April 28, 2003, SeaChange filed a notice of appeal, appealing from the judgment and from other adverse rulings by the district court. SeaChange also filed a motion with the Federal Circuit Court of Appeals seeking to stay nCube’s appeal pending the issuance of a written opinion by the district court explaining its March 31, 2003 orders. On May 29, 2003, the Court of Appeals allowed SeaChange’s motion and ordered the appeals stayed pending the issuance of a memorandum opinion by the district court.

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

SEACHANGE INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

The following is a summary of the accrued litigation reserve through July 31, 2003:

Estimated damages on the accused VOD shipments through April 30, 2002	$2,787,000
Estimated treble damages on the accused VOD shipments through April 30, 2002	5,574,000
Estimated legal fees (including write-off of capitalized legal costs and nCube legal fees)	5,621,000
Accrued interest on estimated damages and treble damages through April 30, 2002	418,000

Total charges recorded as of April 30, 2002	14,400,000
Additional accrued interest on estimated damages and treble damages through January 31, 2003	261,000
Adjustment to litigation reserve based on March 31, 2003 court order and April 8, 2003 court filing	(3,537,000)
Legal expenses paid through January 31, 2003	(3,621,000)

Accrued litigation reserve as of January 31, 2003	7,503,000
Additional accrued interest on estimated damages and treble damages through July 31, 2003	50,000

Accrued litigation reserve as of July 31, 2003	$7,553,000

This reserve reflects SeaChange’s best estimate of its exposure based on information currently available. However, SeaChange believes that any liability ultimately incurred after pursuing all legal options will not likely exceed the accrued litigation reserve as of July 31, 2003, except for on-going legal fees associated with the dispute and additional interest on the awarded damages, which will be charged to operations. Other than the payment of the Company’s legal fees, any payment of the other amounts recorded as charges will only occur in the event that the jury verdict is upheld in appeal. SeaChange has appealed the district court’s judgment to the United States Court of Appeals for the Federal Circuit. Any injunctive relief against SeaChange will not be determined until after appeal. In the event that the court issues an injunction prohibiting SeaChange from selling the accused video-on-demand products, SeaChange believes that such injunction would have a minimal impact on its ability to ship products and meet customer demands because SeaChange has implemented a revised version of the software which it believes does not infringe the nCube ‘804 patent.

In addition nCube has asserted that SeaChange infringes several other patents and that it may take legal action in the future. SeaChange believes that the Company does not infringe any valid claim in these other patents.

Putterman Litigation

On June 14, 1999, SeaChange filed a defamation complaint against Jeffrey Putterman, Lathrop Investment Management, Inc. and Concurrent Computer Corporation in the Circuit Court of Pulaski County, Arkansas alleging that the defendants conspired to injure SeaChange’s business and reputation in the marketplace. The complaint further alleges that Mr. Putterman and Lathrop Investment Management, Inc. defamed SeaChange through false postings on an Internet message board. The complaint seeks unspecified amounts of compensatory and punitive damages. On June 14, 2000, Concurrent filed a counterclaim under seal against SeaChange seeking unspecified damages. On July 28, 2000, Concurrent filed a motion for summary judgment on the claim of civil conspiracy and on January 4, 2001, the trial court entered an order granting summary judgment for Concurrent on that claim. On June 12, 2001, the trial court denied the motion for reconsideration but made findings which permitted an immediate appeal and on July 11, 2001 SeaChange filed an appeal. On October 2, 2002, the Arkansas Court of Appeals reversed the judgment entered in favor of Concurrent and remanded the matter to the trial court. The Arkansas Supreme Court declined Concurrent’s request for review. SeaChange’s claims against all defendants and Concurrent’s counterclaim are scheduled for jury trial beginning on January 26, 2004.

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

SEACHANGE INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

Securities Class Action Litigation

From October 30, 2002 to January 13, 2003, six purported securities class action lawsuits, all alleging nearly identical claims, were filed in the United States District Court for the District of Massachusetts against the Company, Morgan Stanley & Co. Incorporated, Thomas Weisel Partners LLC, RBC Dain Rauscher, Inc., William Styslinger, III, William Fiedler, Martin R. Hoffmann, Thomas F. Olson and Carmine Vona. On April 3, 2003, the Court consolidated these complaints into one action captioned: In re SeaChange International, Inc., et al. Securities Litigation, Civil Action No. 02-12116-DPW. On May 16, 2003, the plaintiffs filed a consolidated and amended class action complaint (the “Complaint”). In the Complaint, the plaintiffs allege that the defendants violated Sections 11 and/or 12(2) of the Securities Act of 1933 (the “Securities Act”), and in the case of the individual defendants Section 15 of the Securities Act, in connection with the stock offering that the Company completed on January 31, 2002. The Complaint seeks damages in an unspecified amount, together with interest thereon, recissory damages, reimbursement of costs and expenses, and further relief that the court may determine to be appropriate. The Company believes that the allegations in the Complaint are without merit. On July 18, 2003, the Company and the individual defendants filed a motion to dismiss all claims in their entirety, with prejudice. The lead plaintiff’s opposition to the motion to dismiss was filed on September 12, 2003, and the defendants’ reply memorandum is due by October 3, 2003.

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

Guarantees and Indemnification Obligations

SeaChange warrants that its products, including software products, will substantially perform in accordance with its standard published specifications in effect at the time of delivery. Most warranties have at least a one year duration commencing from installation. In addition, SeaChange provides maintenance support to all customers and therefore allocates a portion of the systems purchase price to the initial warranty period and recognizes revenue on a straight line basis over that warranty period related to both the warranty obligation and the maintenance support agreement. When SeaChange receives revenue for extended warranties beyond the standard duration, it is deferred and recognized on a straight line basis over the contract period. Any related costs are expensed as incurred. At July 31, 2003 and January 31, 2003, SeaChange had revenue deferrals related to initial and extended warranties of $12.9 million and $9.7 million, respectively, in deferred revenue.

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

During the three months ended July 31, 2002 and April 30, 2002, SeaChange amortized $925,000 and $239,000 of the deferred equity discount, which represented the remainder of the deferred equity discount related to the first one million subscribers. During the three months ended July 31, 2002, Comcast earned an additional 15,235 incentive common stock purchase warrants based on the number of cable subscribers in excess of the first one million subscribers that will be served by SeaChange equipment. SeaChange issued these additional warrants with an estimated fair value of $125,000 which was based on the average closing market price of SeaChange’s common stock for the fifteen trading days prior to the agreed upon determination date of April 26, 2002. SeaChange has amortized the $125,000 of the deferred equity discount as an offset to gross revenue because the warrants were earned by Comcast during the three months ended July 31, 2002.

During the three months ended July 31, 2003 and April 30, 2003, Comcast earned an additional 109,142 and 92,113, respectively, of incentive common stock purchase warrants based on the number of cable subscribers in excess of the first one million subscribers. The estimated fair value of the common stock purchase warrants was based on the average closing market price of SeaChange’s common stock for the last fifteen trading days in each of those periods. SeaChange recorded $1,012,000 and $575,000 as an offset to gross product revenue during the three months ended July 31, 2003 and April 30, 2003, respectively, representing the estimated fair value of the additional incentive common stock purchase warrants and the revaluation of incentive common stock purchase warrants earned by Comcast in prior quarterly periods but not issued as of those dates.

11. Investments in Affiliates

On November 29, 2001, SeaChange entered into a Joint Development and Marketing Agreement with Visible World. The purpose of the partnership is to integrate the advertising insertion product offerings that SeaChange offers with the software technologies of Visible World, which would provide advertisers an end-to-end solution for providing target advertising to their customers. Commencing on November 29, 2002, the agreement is terminable on 90-days notice given by either party. In conjunction with the arrangement, Visible World issued SeaChange a fully vested warrant to purchase one million shares of Series B Preferred Stock at an exercise price of $0.01 per share. The warrant expires at the earliest of a) the consummation of a qualified public offering, as defined in the agreement, by Visible World, b) the sale of Visible World, as defined in the agreement or c) 10 years. Because the issuance of the warrant to SeaChange under the terms of the agreement is in exchange for services to be provided by SeaChange, the warrant is accounted for under the guidance of EITF 00-08, “Accounting by a Grantee for an Equity Instrument to be Received in Conjunction with Providing Goods or Services.” Management determined the fair value of the warrant based on available financial information using the Black-Scholes valuation method. SeaChange recorded the value of the warrant of $493,000 as a long-term investment included in Investments in Affiliates with an offsetting amount included in deferred revenue. SeaChange is recognizing the deferred revenue over a five year period, the expected term of the services.

SeaChange reviews the fair value of its investment on a regular basis for the existence of facts or circumstances, both internally and externally, that may suggest a decline in the value of the asset. In August 2003, Visible World completed the first phase of a private financing in which it raised $4.6 million in exchange for preferred stock. In connection with this financing, SeaChange’s warrant to purchase one million shares of Series B preferred stock of Visible World was amended to be exercisable for one million shares of common stock of Visible World. As a result of the financing and the implied value of common stock of Visible World, the Company determined that the fair value of the warrant had declined and recorded a $313,000 charge related to the other than temporary loss on the investment during the three months ended July 31, 2003.

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

As part of the Subscription Agreement, SeaChange has committed to purchase in two separate tranches, additional ordinary shares and preference shares of ODG from ODG and certain of its existing shareholders for an additional aggregate purchase price of up to 8.5 million U.K. pounds Sterling (approximately $13.7 million) subject to ODG’s satisfaction of certain conditions as set forth in the Subscription Agreement. Preference shares of ODG are non-voting equity shares that have certain rights and restrictions as outlined in ODG’s Articles of Association, including but not limited to annual dividends, liquidation preferences and redemption/repurchase rights. In the first tranche, SeaChange has committed to purchase an additional 200,000 ordinary shares of ODG for an aggregate purchase price of 500,000 U.K. pounds Sterling, and an additional 400,000 ordinary shares of ODG from certain existing shareholders of ODG for an aggregate purchase price of 1.0 million U.K. pounds Sterling, subject to ODG’s satisfaction of the conditions set forth in the Subscription Agreement for the first investment tranche, including the execution of an agreement by ODG with a major European cable operator for the supply of video-on-demand products and services to the customers of such European cable operator on or prior to November 30, 2003. In the second tranche, SeaChange has committed to purchase an additional 309,350 ordinary shares of ODG for an aggregate purchase price of 773,375 U.K. pounds Sterling, and an additional 6,226,625 preference shares of ODG for an aggregate purchase price of 6,226,625 U.K. pounds Sterling, subject to ODG’s satisfaction of the conditions as set forth in the Subscription Agreement for the second investment tranche, including the satisfaction of all of the conditions for the first tranche and the execution of certain content provision agreements by ODG with at least three studios providing for the supply of content for video-on-demand service on or prior to December 31, 2003. In addition to the foregoing, SeaChange has also agreed to purchase up to an additional 6.0 million U.K. pounds Sterling of ODG capital stock to the extent such investment would be necessary for ODG to fulfill its business plan. Any such investment would be on the same terms and conditions as the second tranche of shares to be purchased pursuant to the Subscription Agreement and would be reduced in dollar value to the extent ODG receives any other investment capital prior to such additional investment occurring. In the event of the expiration or the termination, for any reason other than breach of contract, of the Business Development Agreement, ODG, upon written notification from SeaChange, shall procure the sale or redemption of all the shares held by SeaChange at a price equal to the then current fair value of such shares in respect to the ordinary shares, and the redemption value of the preference shares as defined in the Articles of Association. SeaChange and ODG are currently in the process of negotiating an amendment to these commitments that reflects a change in ODG’s business plan.

SeaChange accounts for its investment in ODG under the equity method of accounting in accordance with APB Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock” and related interpretations. SeaChange’s equity in net earnings (loss) of ODG for the three months ended July 31, 2003 was recorded in the Statement of Operations under “Equity loss in earnings of Affiliates”.

12. Income Taxes

During the six months ended July 31, 2003, SeaChange recorded income tax expense of $777,000, at an annual effective income tax rate of 34%. The rate was favorably impacted by the expected utilization of research and development tax credits. During the six months ended July 31, 2002, SeaChange determined that the deferred tax assets would not be realizable for financial reporting purposes as a result of the cumulative taxable losses recorded over the previous fiscal years and the significant loss expected in fiscal 2003 mainly as a result of the charge to operations recorded in the first quarter of fiscal 2003 related to the unfavorable jury verdict in the nCube litigation. During the six months ended July 31, 2002, SeaChange recorded income tax expense of $7.4 million as a valuation allowance against all deferred tax assets as of that date. SeaChange will continue to assess the need for the valuation allowance at each balance sheet date based on all available evidence. If SeaChange generates sufficient future taxable income against which these tax attributes may be applied, some portion or all of the valuation allowance would be reversed and a corresponding increase in net income would be reported in the future.

13. New Accounting Pronouncements

In February 2003, the FASB issued Emerging Issues Task Force 00-21 (“EITF 00-21”), “Revenue Arrangements with Multiple Deliverables.” EITF 00-21 requires revenue arrangements with multiple deliverables to be divided into separate units of accounting. If the deliverables in the arrangement meet certain criteria, arrangement consideration should be allocated among the separate units of accounting based on their relative fair values. Applicable revenue recognition criteria should be considered separately for separate units of accounting. The guidance in EITF 00-21 is effective for revenue arrangements entered into in.

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

In May 2003, the FASB issued SFAS 150, “Accounting For Certain Financial Instruments with Characteristics of Both Liabilities and Equity” (“SFAS 150”), which establishes standards for how an issuer of financial instruments classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) if, at inception, the monetary value of the obligation is based solely or predominantly on a fixed monetary amount known at inception, variations in something other than the fair value of the issuer’s equity shares or variations inversely related to changes in the fair value of the issuer’s equity shares. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. SeaChange will continue to evaluate the impact of SFAS 150 on its financial position and results of operations.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Factors That May Affect Future Results

Any statements contained in this Form 10-Q that do not describe historical facts may constitute forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. These statements relate to future events or our future financial performance and are identified by words such as “may,” “will,” “could,” “should,” “expect,” “plan,” “intend,” “seek,” “anticipate,” “believe,” “estimate,” “potential,” or “continue” or other comparable terms or the negative of those terms. Forward-looking statements in this Form 10-Q include certain statements regarding the effect of certain accounting standards on our financial position and results of operations, the effect of certain legal claims against us, projected changes in our revenues, earnings and expenses, exchange rate sensitivity, interest rate sensitivity, liquidity, product introductions and general market conditions. Our actual future results may differ significantly from those stated in any forward-looking statements. Any such forward-looking statements contained herein are based on current expectations, but are subject to a number of risks and uncertainties that may cause actual results to differ materially from expectations. The factors that could cause actual future results to differ materially from current expectations include the following: the continued growth, development and acceptance of the video-on-demand market; the loss of one of our large customers; the cancellation or deferral of purchases of our products; a decline in demand or average selling price for our broadband products; our ability to manage our growth; our ability to protect our intellectual property rights and the expenses that may be incurred by us to protect our intellectual property rights; an unfavorable result of current or future litigation, including our current patent litigation with nCube Corp. and the current securities class action lawsuits; content providers limiting the scope of content licensed for use in the video-on-demand market; our ability to introduce new products or enhancements to existing products; our dependence on certain sole source suppliers and third-party manufacturers; our ability to compete in our marketplace; our ability to respond to changing technologies; the risks associated with international sales; the performance of companies in which we have made equity investments, including the ON Demand Group Limited; our ability to integrate the operations of acquired subsidiaries; changes in the regulatory environment; our ability to hire and retain highly skilled employees; and increasing social and political turmoil. Further information on factors that could cause actual results to differ from those anticipated is detailed in various filings made by us from time to time with the Securities and Exchange Commission, including but not limited to, those appearing under the caption “Certain Risk Factors That May Affect Our Business” in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on May 1, 2003. Any forward-looking statements should be considered in light of those factors.

Overview

We are a leading developer, manufacturer, and marketer of systems, known as video-storage servers, that automate the management and distribution of both long-form video streams, such as movies or other feature presentations, and short-form video streams, such as advertisements.

We have three reportable segments: broadband systems and software, broadcast systems and services. The broadband systems and software segment includes products, such as our digital advertising and video-on-demand products, that digitally manage, store and distribute digital video for cable system operators and telecommunications companies. The broadcast systems segment includes products for the storage, archival, and on-air playback of advertising and other video programming for the broadcast television industry. Our system revenues are comprised of sales of our broadband and broadcast systems. The service segment is comprised of revenue related to product development contracts, installation, training, product maintenance and technical support for all of the above systems, product development services, and delivery of content which is distributed by the broadband systems and software segment.

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

Our operating results are significantly influenced by a number of factors, including the mix of systems sold and services provided, pricing, costs of materials used in our products and the expansion of our operations during the fiscal year. We price our systems and services based upon our costs as well as in consideration of the prices of competitive products and services in the marketplace. The costs of our systems primarily consist of the costs of components and subassemblies that have generally declined over time. As a result of the growth of our business, our operating expenses have fluctuated in the areas of research and development, selling and marketing, customer service and support and administration and are expected to increase as our revenues increase. We expect that the soft economy will continue to adversely influence the capital spending budgets of some of our cable and broadcast customers who we believe depend on advertising revenues to fund their capital equipment purchases.

Accordingly, we expect our financial results to vary from quarter to quarter and our historical financial results are not necessarily indicative of future performance.

Summary of Critical Accounting Policies; Significant Judgments and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make significant estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. These items are regularly monitored and analyzed by management for changes in facts and circumstances, and material changes in these estimates could occur in the future. Changes in estimates are recorded in the period in which they become known. We base our estimates on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from our estimates if past experience or other assumptions do not turn out to be substantially accurate.

A summary of those accounting policies that we believe are most critical to fully understand and evaluate our financial results is set forth in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on May 1, 2003.

Three Months Ended July 31, 2003 Compared to the Three Months Ended July 31, 2002

Revenues

Systems. Our systems revenues consist of sales within our broadband segment (primarily digital advertising and video-on-demand systems) and our broadcast segment. Systems revenues increased 6% to $27.5 million in the three months ended July 31, 2003 from $25.9 million in the three months ended July 31, 2002. Revenues from the broadband segment, which accounted for 64% and 62% of total revenues in the three months ended July 31, 2003 and 2002, respectively, increased to $22.9 million in 2003 as compared to $20.5 million in 2002. Video-on-demand system revenues were $17.5 million for the three months ended July 31, 2003 as compared to $15.1 million in the comparable quarter in the prior year primarily due to increased deployments of residential video-on-demand systems in the United States for U.S. cable operators. Included as a reduction in the video-on-demand systems revenue in the three months ended July 31, 2003 and July 31, 2002 was the amortization of $1.0 million and $1.1 million, respectively, related to the deferred equity discount associated with the Comcast equity investment. Digital advertising system revenues were flat at $5.4 million for each of the three months ended July 31, 2003 and July 31, 2002. Broadcast system segment revenues were $4.5 million in the three months ended July 31, 2003 as compared to $5.4 million in the three months ended July 31, 2002 reflecting reduced capital expenditures by the broadcast companies due to the soft global economy and lower advertising revenues. We expect future revenue growth, if any, to come principally from our video-on-demand and broadcast system products as cable and telecommunications companies are expected to offer new video-on-demand applications for their customers and the market for digital video servers within the broadcast industry continues to expand. We do not expect the Business Development Agreement with ODG to have a significant impact on our video-on-demand revenues until late fiscal 2004 or fiscal 2005. As revenues from video-on-demand products increase, the digital advertising products are expected to become a smaller portion of total system revenues. However, we believe that there will be continued demand for existing digital advertising insertion systems applications within the U.S. and growth potential for new interactive advertising systems in the future.

For the three months ended July 31, 2003 and July 31, 2002, a limited number of our customers each accounted for more than 10% of our total revenues. One single customer accounted for 49% of total revenues in both the three months ended July 31, 2003 and 2002. A different customer accounted for 11% of total revenues in the three months ended July 31, 2002. Revenue from these customers was in the broadband segment. We believe that revenues from current and future large customers will continue to represent a significant proportion of total revenues.

International sales accounted for approximately 15% and 12% of total revenues in the three-month periods ended July 31, 2003 and July 31, 2002, respectively. We expect that international sales will become a more significant portion of our business in the future. As of July 31, 2003, substantially all sales of our systems were made in United States dollars. Therefore, we have not experienced, nor do we expect to experience in the near term, any material impact from fluctuations in foreign currency exchange rates on our results of operations or financial position. If this practice changes in the future, we will reevaluate our foreign currency exchange rate risk.

Services. Our services revenues consist of fees for installation, training, product maintenance, technical support services and movie content fees. Our services revenues increased 15% to $8.5 million in the three months ended July 31, 2003 from $7.4 million in the three months ended July 31, 2002. This increase in services revenues primarily resulted from the renewals of technical support and maintenance services, increased prices on certain maintenance contracts and the impact of a growing installed base of systems to service.

Gross Profit

Systems. Costs of systems revenues consist primarily of the cost of purchased components and subassemblies, labor and overhead relating to the final assembly and testing of complete systems and related expenses. Costs of systems revenues increased 5% to $15.8 million in the three months ended July 31, 2003, as compared to $15.0 million in the three months ended July 31, 2002. In the three months ended July 31, 2003, the increase in costs of systems revenues reflects higher systems revenue and lower material costs within the video-on-demand products resulting from technological advances. We expect cost of systems revenues as a percentage of revenues for the video-on-demand products within the broadband segment to decrease as the revenue level increases and we improve our manufacturing and material purchasing efficiencies through fiscal 2004.

Systems gross profit as a percentage of systems revenues was 42% both in the three months ended July 31, 2003 and 2002. Gross profit percentages for the broadband segment were 43% and 41% of the related revenue for the three months ended July 31, 2003 and 2002, respectively. Gross profit percentages for the broadcast segment were at 36% and 46% of the related revenue for the three months ended July 31, 2003 and 2002, respectively. The increase in the broadband gross profit percentage is primarily due to higher revenues and lower material costs on certain components due to technological advances while the decrease in the broadcast gross profit percentage is primarily due to lower revenues and increased pricing pressures from competitors.

Services. Costs of services revenues consist primarily of labor, materials and overhead relating to the installation, training, product maintenance and technical support services provided by us and costs associated with providing movie content. Costs of services revenues decreased 4% to $5.3 million for the three months ended July 31, 2003 from $5.5 million in the three months ended July 31, 2002. Services gross profit as a percentage of services revenue increased to 38% in the three months ended July 31, 2003 from 25% in the three months ended July 31, 2002 primarily as a result of higher revenues and a slight decrease in cost of services. We expect to continue to experience fluctuations in services gross profit percentages in the future due to the timing of revenues from technical support and other services to support the growing installed base of systems and the timing of costs required to build our service organization to support the installed systems and our new products.

Research and Development. Research and development expenses consist primarily of compensation of development personnel, depreciation of equipment and an allocation of related facilities expenses. Research and development expenses remained flat at $6.5 million in each of the three months ended July 31, 2003 and 2002.

Selling and Marketing. Selling and marketing expenses consist primarily of compensation expenses, including sales commissions, travel expenses and certain promotional expenses. Selling and marketing expenses increased slightly to $4.2 million in the three months ended July 31, 2003 from $4.1 million in the three months ended July 31, 2002. The increase was primarily due to increased sales commissions on higher revenues.

General and Administrative. General and administrative expenses consist primarily of compensation of executive, finance, human resource and administrative personnel, legal and accounting services and an allocation of related facilities expenses. General and administrative expenses decreased to $2.9 million in the three-month period ended July 31, 2003, as compared to $3.2 million in the three-month period ended July 31, 2002 due primarily to lower legal expense.

Interest Income, net. Interest income, net was $442,000 for the three months ended July 31, 2003 compared to $353,000 for the three months ended July 31, 2002. The increase in interest income, net primarily resulted from higher interest rates earned on invested cash balances.

Other Expense. During the three months ended July 31, 2003, we recorded a $313,000 charge related to the other-than-temporary loss on our investment in Visible World. We determined that the fair value of our investment declined as a result of Visible World completing a $4.6 million financing for preferred stock in August 2003.

Income Tax Expense. Our effective income tax rate of 35% for the three months ended July 31, 2003 was favorably impacted by the utilization of research and development tax credits. During the three months ended July 31, 2002, we recorded no income tax expense based on the establishment of the valuation allowance in the first quarter of fiscal 2003 and the anticipated operating results for the fiscal year ended January 31, 2003.

Six Months Ended July 31, 2003 Compared to the Six Months Ended July 31, 2002

Revenues

Systems. Systems revenues increased 2% to $53.5 million in the six months ended July 31, 2003 from $52.4 million in the six months ended July 31, 2002. Revenues from the broadband segment, which accounted for 66% and 61% of total revenues in the six months ended July 31, 2003 and 2002, respectively, increased to $46.6 million in 2003 as compared to $40.8 million in 2002. Video-on-demand system revenues were $35.4 million for the six months ended July 31, 2003 as compared to $31.2 million in the comparable period in the prior year primarily due to increased deployments of residential video-on-demand systems for U.S. cable operators. Included as a reduction in the video-on-demand systems revenue in the six months ended July 31, 2003 and July 31, 2002 was the amortization of $1.6 million and $1.3 million, respectively, related to the deferred equity discount associated with the Comcast equity investment. Digital advertising system revenues were $11.2 million for the six months ended July 31, 2003 as compared to $9.6 million in the six months ended July 31, 2002. The increase in advertising system revenues was a result of expansions to existing digital advertising insertion systems by several U.S. cable operators. Broadcast system segment revenues were $6.9 million in the six months ended July 31, 2003 as compared to $11.6 million in the six months ended July 31, 2002 reflecting reduced capital expenditures by the broadcast companies due to the soft global economy and lower advertising revenues. We expect future revenue growth, if any, to come principally from our video-on-demand and broadcast system products as cable and telecommunications companies are expected to offer new video-on-demand applications for their customers and the market for digital video servers within the broadcast industry continues to expand. We do not expect the Business Development Agreement with ODG to have a significant impact on our video-on-demand revenues until late fiscal 2004 or fiscal 2005. As revenues from video-on-demand products increase, the digital advertising products are expected to become a smaller portion of total system revenues. However, we believe that there will be continued demand for existing digital advertising insertion systems applications within the U.S. and growth potential for new interactive advertising systems in the future.

For the six months ended July 31, 2003 and 2002, a limited number of our customers each accounted for more than 10% of our total revenues. One single customer accounted for 50% and 23% of total revenues in the six months ended July 31, 2003 and 2002, respectively. Two different customers accounted for 19% and 10% of total revenues in the six months ended July 31, 2002. Revenue from these customers was primarily in the broadband segment. We believe that revenues from current and future large customers will continue to represent a significant portion of total revenues.

International sales accounted for approximately 14% of total revenues in both of the six-month periods ended July 31, 2003 and July 31, 2002. We expect that international sales will become a more significant portion of our business in the future. As of July 31, 2003, substantially all sales of our systems were made in United States dollars. Therefore, we have not experienced, nor do we expect to experience in the near term, any material impact from fluctuations in foreign currency exchange rates on our results of operations or financial position. If this practice changes in the future, we will reevaluate our foreign currency exchange rate risk.

Services. Our services revenues increased 14% to $16.7 million in the six months ended July 31, 2003 from $14.6 million in the six months ended July 31, 2002. This increase in services revenues primarily resulted from the renewals of technical support and maintenance services, increased prices on certain maintenance contracts and the impact of a growing installed base of systems.

Gross Profit

Systems. Cost of systems revenues decreased slightly to $31.1 million in the six months ended July 31, 2003 from $31.4 million in the six months ended July 31, 2002. In the six months ended July 31, 2003, the decrease in costs of systems revenues reflects lower material costs within the video-on-demand products due to technological advances offset in part by higher revenues. We expect cost of systems revenues as a percentage of revenues for the video-on-demand products within the broadband segment to decrease as the revenue level increases and we improve our manufacturing and material purchasing efficiencies through fiscal 2004.

Systems gross profit as a percentage of systems revenues was 42% and 40% in the six months ended July 31, 2003 and 2002, respectively. Gross profit percentage for the broadband segment increased to 43% of the related revenue for the six months ended July 31, 2003 as compared to 38% of the related revenue for the six months ended July 31, 2002 while gross profit percentage for the broadcast segment decreased to 32% of the related revenue for the six months ended July 31, 2003 compared to 46% of the related revenue for the six months ended July 31, 2002. The increase in broadband gross profit percentage is primarily due to higher revenues and lower material costs on certain components due to technological advances while the decrease in the broadcast gross profit is primarily due to lower revenues and increased pricing pressures from competitors.

Services. Costs of services revenues decreased 3% to $10.5 million for the six months ended July 31, 2003 from $10.8 million in the six months ended July 31, 2002. Services gross profit as a percentage of services revenue increased to 37% in the six months ended July 31, 2003 from 26% in the six months ended July 31, 2002, primarily as a result of higher revenues and a slight decrease in cost of services. We expect that we will continue to experience fluctuations in gross profit percentage in the future due to the timing of revenues from technical support and other services to support the growing installed base of systems and the timing of costs associated with our ongoing investment required to build our service organization to support our installed base of systems and our new products.

Research and Development. Research and development expenses remained flat at $12.7 million in the six months ended July 31, 2003 and 2002.

Selling and Marketing. Selling and marketing expenses increased 4% to $8.4 million in the six months ended July 31, 2003 from $8.0 million in the six months ended July 31, 2002. The increase was primarily due to increased sales commissions on higher revenues and higher travel costs related to increased direct sales efforts.

General and Administrative. General and administrative expenses decreased to $5.7 million in the six-month period ended July 31, 2003, as compared to $20.0 million in the six-month period ended July 31, 2002 due primarily to the $14.4 million charge to operations associated with the unfavorable jury verdict in connection with the litigation with nCube during the six months ended July 31, 2002.

Interest Income, net. Interest income, net was $831,000 for the six months ended July 31, 2003 compared to $720,000 for the six months ended July 31, 2002. The increase in interest income, net primarily resulted from higher interest rates earned on invested cash balances.

Other Expense. During the six months ended July 31, 2003, we recorded a $313,000 charge related to the other-than-temporary loss on our investment in Visible World. We determined that the fair value of the investment declined as a result of Visible World completing a $4.6 million financing for preferred stock in August 2003.

Income Tax Expense. Our annual effective income tax rate of 34% for the six months ended July 31, 2003 was favorably impacted by the expected utilization of research and development tax credits. During the six months ended July 31, 2002, we determined that our deferred tax assets would not be realizable for financial reporting purposes as a result of the cumulative taxable losses recorded over the previous fiscal years and the significant loss expected in fiscal 2003 mainly as a result of the charge to operations recorded in the first quarter of fiscal 2003 related to the unfavorable jury verdict in the nCube litigation. During the six months ended July 31, 2002, we recorded income tax expense of $7.4 million as a valuation allowance against all deferred tax assets as of that date. We will continue to assess the need for the valuation allowance at each balance sheet date based on all available evidence. If we generate sufficient future taxable income against which these tax attributes may be applied, some portion or all of the valuation allowance would be reversed and a corresponding increase in net income would be reported in the future.

Liquidity and Capital Resources

We have financed our operations and capital expenditures primarily with the proceeds of sales of our common stock, borrowings and cash flows generated from operations. Cash and cash equivalents decreased $6.5 million from $68.8 million at January 31, 2003 to $62.3 million at July 31, 2003. Working capital (consisting of current assets less current liabilities) increased $4.6 million to $90.0 million at July 31, 2003 from $85.4 million at January 31, 2003.

Net cash used in operating activities was $5.2 million for the six months ended July 31, 2003 and $4.0 million for the six months ended July 31, 2002. The net cash used in operating activities for the six months ended July 31, 2003 was the result of the net income of $1.5 million adjusted for non-cash expenses including depreciation and amortization of $5.3 million and the changes in certain operating assets and liabilities. The significant changes in operating assets and liabilities that used cash in operations primarily included the increase in accounts receivable of $18.6 million due to sales generated late in the quarter, offset by a decreases in prepaid expenses and other assets of $918,000 and an increase in deferred revenue of $3.3 million. We expect that the broadcast segment and the video-on-demand products within the broadband segment will continue to require a significant amount of cash to fund future product development, to manufacture and deploy customer test and demonstration equipment and to meet higher revenue levels in both product segments.

Net cash used in investing activities was $2.0 million and $2.1 million for the six months ended July 31, 2003 and July 31, 2002, respectively. Investment activity consisted primarily of expenditures for capital equipment required to support the expansion and growth of the business.

Net cash provided by financing activities was approximately $728,000 for the six months ended July 31, 2003, due primarily to the issuance of common stock, and net cash used in financing activities was approximately $4.9 million for the six months ended July 31, 2002. In the six months ended July 31, 2002, the cash used in financing activities included primarily $5.5 million in principal repayments of outstanding loans under the equipment line of credit and capital lease obligations.

In October 2001, we entered into a $10.0 million revolving line of credit with a bank that expires in October 2003. Loans made under this revolving line of credit will bear interest at a rate per annum equal to the bank’s prime rate, 4.00% at July 31, 2003. As of July 31, 2003, we had no borrowings under this revolving line of credit. Borrowings under this line of credit are collateralized by substantially all of our assets. The loan agreement requires that we provide the bank with certain periodic financial reports and comply with certain financial ratios including a minimum level of earnings before interest, taxes and depreciation and amortization on a trailing twelve month basis. As of July 31, 2003, we were in compliance with these financial covenants.

In October 2000, we entered into an agreement with a bank to finance $1.2 million of the construction costs related to the purchase and renovation of a manufacturing mill in New Hampshire that we previously purchased in February 2000. Upon occupancy of the building in November 2000, the loan converted into two promissory notes whereby we pay principal and interest based upon a fixed interest rate per annum over a five and ten year period, respectively, of 8.875% at July 31, 2003. Borrowings under the loan are secured by the land and buildings of the renovated mill. The loan agreement requires that we provide the bank with certain periodic financial reports and comply with certain annual financial ratios on an annual basis. As of July 31, 2003, borrowings outstanding under the loan were $800,000. We expect to repay the loan during the quarter ending October 31, 2003.

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

As part of the Subscription and Shareholders Agreement (the “Subscription Agreement”) that we entered into with The ON Demand Group Limited (“ODG”) on October 29, 2002, we have committed to purchase in two separate tranches, additional ordinary shares and preference shares of ODG from ODG and certain of its existing shareholders for an additional aggregate purchase price of up to 8.5 million U.K. pounds Sterling (approximately $13.7 million) subject to ODG’s satisfaction of certain conditions as set forth in the Subscription Agreement. Preference shares of ODG are non-voting equity shares that have certain rights and restrictions as outlined in ODG’s Articles of Association, including but not limited to annual dividends, liquidation preferences and redemption/repurchase rights. In the first tranche, we have a commitment to purchase an additional 200,000 ordinary shares of ODG for an aggregate purchase price of 500,000 U.K. pounds Sterling, and an additional 400,000 ordinary shares of ODG from certain existing shareholders of ODG for an aggregate purchase price of 1.0 million U.K. pounds Sterling, subject to ODG’s satisfaction of the conditions as set forth in the Subscription Agreement for the first investment tranche, including the execution of an agreement by ODG with a major European cable operator for the supply of video-on-demand products and services to the customers of such European cable operator on or prior November 30, 2003. In the second tranche, we have a commitment to purchase an additional 309,350 ordinary shares of ODG for an aggregate purchase price of 773,375 U.K. pounds Sterling, and an additional 6,226,625 preference shares of ODG for an aggregate purchase price of 6,226,625 U.K. pounds Sterling, subject to ODG’s satisfaction of the conditions as set forth in the Subscription Agreement for the second investment tranche, including the satisfaction of all of the conditions for the first tranche and the execution of certain content provision agreements by ODG with at least three studios providing for the supply of content for video-on-demand service on or prior to December 31, 2003. In addition to the foregoing, we have also agreed to purchase up to an additional 6.0 million U.K. pounds Sterling of ODG capital stock to the extent such investment would be necessary for ODG to fulfill its business plan. Any such investment would be on the same terms and conditions as the second tranche of shares to be purchased pursuant to the Subscription Agreement and would be reduced in dollar value to the extent ODG receives any other investment capital prior to such additional investment occurring. In the event of the expiration or the termination, for any reason other than breach of contract, of the Business Development Agreement, ODG, upon written notification from us, shall procure the sale or redemption of all the shares held by us at a price equal to the then current fair value for the ordinary shares and the redemption value of the preference shares as defined in the Articles of Association. We and ODG are currently in the process of negotiating an amendment to these commitments that reflects a change in ODG’s business plan.

We had no material capital expenditure commitments as of July 31, 2003.

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

In May 2003, the FASB issued SFAS 150, “Accounting For Certain Financial Instruments with Characteristics of Both Liabilities and Equity” (“SFAS 150”), which establishes standards for how an issuer of financial instruments classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) if, at inception, the monetary value of the obligation is based solely or predominantly on a fixed monetary amount known at inception, variations in something other than the fair value of the issuer’s equity shares or variations inversely related to changes in the fair value of the issuer’s equity shares. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. We continue to evaluate the impact of SFAS 150 on our financial position and results of operations.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

We face exposure to financial market risks, including adverse movements in foreign currency exchange rates and changes in interest rates. These exposures may change over time as business practices evolve and could have a material adverse impact on our financial results. Our primary exposure has been related to local currency revenue and operating expenses in Europe and Asia. Historically, we have not hedged specific currency exposures as gains and losses on foreign currency transactions have not been material to date. At July 31, 2003, we had approximately $800,000 outstanding related to variable rate U.S. dollar denominated debt. The carrying value of these short-term borrowings approximates fair value due to the short maturities of these instruments. Assuming a hypothetical 10% adverse change in the interest rate, interest expense on these short-term borrowings would increase by approximately $7,000 per year. The carrying amounts reflected in the consolidated balance sheet of cash and cash equivalents, trade receivables, and trade payables approximates fair value at July 31, 2003 due to the short maturities of these instruments. We maintain investment portfolio holdings of various issuers, types, and maturities. Our cash and marketable securities include cash equivalents, which we consider to be investments purchased with original maturities of three months or less. Given the short maturities and investment grade quality of the portfolio holdings at July 31, 2003, a sharp rise in interest rates should not have a material adverse impact on the fair value of our investment portfolio. As a result, we do not currently hedge these interest rate exposures. At July 31, 2003, we had $2.5 million in short-term marketable securities and $29.2 million in long-term marketable securities. The major portion of these securities have fixed interest rates and are not subject to risk arising from interest rate variability.

ITEM 4. Controls and Procedures

We evaluated the effectiveness of our disclosure controls and procedures, as defined in Securities Exchange Act of 1934, as amended (the “Exchange Act”) Rule 13a-15(e), as of the end of the period covered by this quarterly report on Form 10-Q. William C. Styslinger, III, our Chief Executive Officer, and William L. Fiedler, our Chief Financial Officer, reviewed and participated in this evaluation. Based upon that evaluation, Messrs. Styslinger and Fiedler concluded that our disclosure controls and procedures were effective as of the end of the period covered by the report and as of the date of the evaluation.

As a result of the evaluation completed by us, and in which Messrs. Styslinger and Fiedler participated, we have concluded that there were no changes during the fiscal quarter ended July 31, 2003 in our internal controls over financial reporting, which changes have affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

See Note 9 of Notes to Condensed Consolidated Financial Statements.

ITEM 4. Submission of Matters to a Vote of Security Holders

The annual meeting of our security holders was held on July 16, 2003. Matters considered and acted upon the meeting included the election of one (1) member to our Board of Directors to serve for a three-year term as a Class I Director, and the approval of an amendment to our Second Amended and Restated 1996 Employee Stock Purchase Plan, as amended, to increase the number of shares of our common stock available for issuance thereunder from 700,000 to 1,100,000 shares. William C. Styslinger, III was elected as our Class I Director with 21,372,776 shares of our common stock voted for and 3,487,260 shares of our common stock withheld from the election of Mr. Styslinger. In addition, after the annual meeting, the following persons continued to serve as our directors: Martin Hoffmann, Thomas Olson and Carmine Vona. With respect to the approval of the amendment to our Second Amended and Restated 1996 Employee Stock Purchase Plan, as amended, to increase the number of shares of our common stock available for issuance thereunder from 700,000 to 1,100,000 shares, 22,714,451 shares of our common stock voted for, 2,127,120 shares of our common stock voted against, and 18,465 shares of our common stock abstained from such vote.

ITEM 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

31.1	Certification Pursuant to Rule 13a-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification Pursuant to Rule 13a-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

(b)	Exhibits

A Form 8-K was furnished to the Securities and Exchange Commission on May 29, 2003 furnishing information pursuant to Items 9 and 12 relating to the press release of SeaChange International, Inc., dated May 29, 2003 reporting SeaChange International, Inc.’s financial results for the fiscal quarter ended April 30, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, SeaChange International, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: September 15, 2003

SEACHANGE INTERNATIONAL, INC.

by:	/s/ William L. Fiedler
William L. Fiedler Vice President, Finance and Administration, Chief Financial Officer, Treasurer and Secretary (Principal Financial and Accounting Officer; Authorized Officer)

Index to Exhibits

No.	Description

31.1	Certification Pursuant to Rule 13a-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification Pursuant to Rule 13a-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)