Form 10-Q
period 2003-10-31
SEACHANGE INTERNATIONAL INC
filed 2003-12-15
CIK 1019671

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2003

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in 12b-2 of the Exchange Act). YES ☒ NO ☐

The number of shares outstanding of the registrant’s Common Stock on December 12, 2003 was 27,191,273.

SEACHANGE INTERNATIONAL, INC.

ITEM I.	Financial Statements

SEACHANGE INTERNATIONAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	October 31, 2003	January 31, 2003
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$76,137	$68,776
Marketable securities	4,502	1,012
Accounts receivable, net of allowance for doubtful accounts of $1,651 at October 31, 2003 and $1,437 at January 31, 2003	26,698	21,291
Inventories	25,258	23,189
Prepaid expenses and other current assets	3,482	4,762

Total current assets	136,077	119,030
Property and equipment, net	14,865	14,970
Marketable securities	29,718	30,746
Investments in affiliates	2,708	2,965
Other assets	180	182
Intangible assets, net	1,693	2,893
Goodwill	253	253

	$185,494	$171,039

Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of lines of credit and obligations under capital lease	$362	$214
Accounts payable	12,414	10,165
Accrued litigation reserve	7,578	7,503
Other accrued expenses	8,495	3,122
Customer deposits	110	610
Deferred revenue	14,434	11,624
Income taxes payable	646	377

Total current liabilities	44,039	33,615
Long-term portion of lines of credit and obligations under capital lease	311	744
Commitments and contingencies (Notes 9 and 11)
Stockholders’ equity:
Convertible preferred stock, 5,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $.01 par value; 100,000,000 shares authorized; 27,054,732 and 26,762,767 shares issued and outstanding at October 31, 2003 and January 31, 2003, respectively	271	268
Additional paid-in capital	163,313	161,510
Accumulated deficit	(21,986)	(24,954)
Accumulated other comprehensive loss	(454)	(144)

Total stockholders’ equity	141,144	136,680

	$185,494	$171,039

The accompanying notes are an integral part of these condensed consolidated financial statements.

SEACHANGE INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Three months ended		Nine months ended
	October 31, 2003	October 31, 2002	October 31, 2003	October 31, 2002
	(unaudited)
Revenues:
Systems	$29,224	$25,945	$82,682	$78,361
Services	8,326	7,926	25,047	22,543

	37,550	33,871	107,729	100,904

Cost of revenues:
Systems	17,281	15,801	48,396	47,156
Services	4,935	5,153	15,431	15,924

	22,216	20,954	63,827	63,080

Gross profit	15,334	12,917	43,902	37,824

Operating expenses:
Research and development	6,646	6,478	19,355	19,145
Selling and marketing	4,180	3,994	12,531	12,012
General and administrative	2,650	3,290	8,355	23,338

	13,476	13,762	40,241	54,495

Income (loss) from operations	1,858	(845)	3,661	(16,671)
Interest income, net	404	304	1,235	1,024
Other expense	—	—	(313)	—
Equity loss in earnings of affiliates	(9)	—	(49)	—

Income (loss) before income taxes	2,253	(541)	4,534	(15,647)
Income tax expense	789	—	1,566	7,364

Net income (loss)	$1,464	$(541)	$2,968	$(23,011)

Basic and diluted income (loss) per share	$0.05	$(0.02)	$0.11	$(0.87)

Weighted average common shares outstanding:
Basic	27,006	26,635	26,892	26,592

Diluted	28,117	26,635	27,669	26,592

The accompanying notes are an integral part of these condensed consolidated financial statements.

SEACHANGE INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

(in thousands)

	Nine months ended
	October 31, 2003	October 31, 2002
	(unaudited)
Cash flows from operating activities:
Net income (loss)	$2,968	$(23,011)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	5,561	6,459
Amortization of deferred equity discount	3,787	1,414
Inventory valuation charge	436	—
Loss on investments in affiliates	362	—
Deferred income taxes	—	7,364
Changes in operating assets and liabilities:
Accounts receivable	(5,407)	7,732
Inventories	(4,005)	(2,700)
Prepaid expenses and other assets	1,277	766
Accounts payable	2,986	(7,034)
Accrued litigation reserve	75	10,992
Other accrued expenses	1,586	403
Customer deposits	(500)	(1,948)
Deferred revenue	2,810	(1,276)
Income taxes payable	269	15

Net cash provided by (used in) operating activities	12,205	(824)

Cash flows from investing activities:
Purchases of property and equipment	(2,756)	(2,568)
Increase in intangible assets	—	(171)
Investment in affiliates	(105)	(2,479)
Purchases of marketable securities	(6,910)	—
Proceeds from sale and maturity of marketable securities	4,143	—

Net cash used in investing activities	(5,628)	(5,218)

Cash flows from financing activities:
Repayment of borrowings under construction loan and equipment line of credit	(915)	(5,520)
Repayment of obligations under capital lease	(107)	(114)
Proceeds from issuance of common stock	1,806	544
Collection of notes receivable from stockholders	—	122

Net cash provided by (used in) financing activities	784	(4,968)

Net increase (decrease) in cash and cash equivalents	7,361	(11,010)
Cash and cash equivalents, beginning of period	68,776	103,898

Cash and cash equivalents, end of period	$76,137	$92,888

Supplemental disclosure of noncash activities
Transfer of items originally classified as fixed assets to inventories	$43	$1,445
Transfer of items originally classified as inventories to fixed assets	$1,543	$1,917

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

SeaChange accounts for its stock option plans and stock purchase plan under the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” (“APB 25”) and related interpretations and provides pro forma footnote disclosures as though the fair value method under SFAS No. 123, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure, An Amendment of SFAS No. 123” was followed. Non-employee stock awards are accounted for in accordance with SFAS No. 123 and Emerging Issues Task Force Issue No. 96-18, “Accounting for Equity Instruments That are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services”. SeaChange’s

SEACHANGE INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

employee stock purchase plan is a non-compensatory plan. Seachange’s stock option plans are accounted for using the intrinsic value method under the provisions of APB 25. Had employee compensation for SeaChange’s stock based compensation plans been accounted for under fair value recognition of SFAS No. 123, the amounts reported in the Statements of Operations for the three and nine months ended October 31, 2003 and 2002, would have been:

	Three months ended		Nine months ended
	October 31, 2003	October 31, 2002	October 31, 2003	October 31, 2002
Net income (loss), as reported	$1,464	$(541)	$2,968	$(23,011)
Less: Stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	1,771	3,419	5,938	10,594

Pro forma net loss	$(307)	$(3,960)	$(2,970)	$(33,605)

Basic and diluted income (loss) per share
As reported	$0.05	$(0.02)	$0.11	$(0.87)
Pro forma	$(0.01)	$(0.15)	$(0.11)	$(1.26)

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

For the three and nine months ended October 31, 2003, 2,954,000 and 3,112,000 common shares, respectively, issuable upon the exercise of stock options have been excluded from the diluted income per share computation as the exercise prices of these common shares were above the market price of the common stock during the period indicated. For the three and nine months ended October 31, 2002, 4,506,000 common shares issuable upon the exercise of stock options are antidilutive because SeaChange recorded a net loss for the period, and therefore, have been excluded from the diluted loss per share computation.

Below is a summary of the shares used in calculating basic and diluted income (loss) per share for the periods indicated:

	Three months ended		Nine months ended
	October 31, 2003	October 31, 2002	October 31, 2003	October 31, 2002
Weighted average shares used in calculating income (loss) per share - Basic	27,006,000	26,635,000	26,892,000	26,592,000
Dilutive common stock equivalents	1,111,000	—	777,000	—

Weighted average shares used in calculating income (loss) per share - Diluted	28,117,000	26,635,000	27,669,000	26,592,000

5.	Inventories

Inventories consist of the following:

	October 31, 2003	January 31, 2003
Components and assemblies	$14,857	$19,268
Finished products	10,401	3,921

	$25,258	$23,189

SEACHANGE INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

6.	Comprehensive Income (Loss)

SeaChange’s comprehensive income (loss) was as follows:

	Three months ended		Nine months ended
	October 31, 2003	October 31, 2002	October 31, 2003	October 31, 2002
Net income (loss)	$1,464	$(541)	$2,968	$(23,011)
Other comprehensive income (expense), net of tax:
Foreign currency translation adjustment, net of tax of $23, $—, $46, and $—, respectively	42	(28)	(4)	49
Unrealized loss on marketable securities, net of tax of $34, $—, $109 and $—, respectively	(63)	—	(196)	—

Subtotal other comprehensive income (expense)	(21)	(28)	(200)	49

Comprehensive income (loss)	$1,443	$(569)	$2,768	$(22,962)

7.	Segment Information

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

	Three months ended		Nine months ended
	October 31, 2003	October 31, 2002	October 31, 2003	October 31, 2002
Revenues
Broadband	$27,189	$22,373	$73,770	$63,148
Broadcast	2,035	3,572	8,912	15,213
Services	8,326	7,926	25,047	22,543

Total	$37,550	$33,871	$107,729	$100,904

Cost of revenues
Broadband	$16,053	$13,739	$42,513	$38,859
Broadcast	1,228	2,062	5,883	8,297
Services	4,935	5,153	15,431	15,924

Total	$22,216	$20,954	$63,827	$63,080

The following summarizes revenues by geographic locations:
United States	$34,037	$29,996	$94,385	$87,860
Canada and South America	323	578	3,079	2,226
Europe	1,401	2,468	4,066	5,998
Asia Pacific and rest of world	1,789	829	6,199	4,820

Total	$37,550	$33,871	$107,729	$100,904

The following summarizes revenues by significant customer where such revenue exceeded 10% of total revenues for that three and nine month period:

	Three months ended		Nine months ended
	October 31, 2003	October 31, 2002	October 31, 2003	October 31, 2002
Customer A	55%	30%	52%	31%
Customer B	11%	—	—	—
Customer C	—	19%	—	—
Customer D	—	14%	—	17%

SEACHANGE INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

International sales accounted for 9% and 11% of total revenues in the three months ended October 31, 2003 and 2002, respectively. International sales accounted for 12% and 13% of total revenues in each the nine months ended October 31, 2003 and 2002, respectively. For the three and nine months ended October 31, 2003 and 2002, substantially all sales of the Company’s systems were made in United States dollars. Therefore, SeaChange has not experienced, nor does it expect to experience in the near term, any material impact from fluctuations in foreign currency exchange rates on its results of operations or financial position. If this practice changes in the future, the Company will reevaluate its foreign currency exchange rate risk.

Accounts Receivable

At October 31, 2003 and January 31, 2003, two customers accounted for 45% and 14% and 44% and 12% of the accounts receivable, respectively.

8.	Intangible Assets

The Company’s intangible assets consist of patent costs. At October 31, 2003 and January 31, 2003, the gross carrying value of these intangible assets was $5.7 million and the accumulated amortization was $4.0 million and $2.8 million, respectively. SeaChange’s intangible assets are amortized on a straight-line basis over a period of up to 4 years. Amortization expense for intangible assets was $400,000 and $384,000 for the three months ended October 31, 2003 and 2002, respectively. Amortization expense for intangible assets was $1.2 million and $1.1 million for the nine months ended October 31, 2003 and 2002, respectively, and is estimated to be $1.6 million in fiscal 2004, $1.1 million in fiscal 2005, $100,000 in fiscal 2006, $100,000 in fiscal 2007 and $0 in fiscal 2008.

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

The district court’s September 30, 2002 order provided no explanation of the district court’s reasoning, but indicated that a memorandum opinion would subsequently issue. On October 29, 2002, nCube filed a notice of appeal of the district court’s September 30, 2002 orders, and also filed a motion with the United States Court of Appeals for the Federal Circuit seeking to stay the appeal pending issuances of the district court’s memorandum opinion. On January 29, 2003, the Federal Circuit Court of Appeals issued an order staying nCube’s appeal pending issuance of a memorandum opinion by the district court. On November 3, 2003, the Federal Circuit Court of Appeals issued an order dismissing nCube’s appeal for lack of jurisdiction. The Court dismissed the appeal after it determined that a final judgment had not yet been entered in the district court case.

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

SEACHANGE INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

The following is a summary of the accrued litigation reserve through October 31, 2003:

Estimated damages on the accused VOD shipments through April 30, 2002	$2,787,000
Estimated treble damages on the accused VOD shipments through April 30, 2002	5,574,000
Estimated legal fees (including write-off of capitalized legal costs and nCube legal fees)	5,621,000
Accrued interest on estimated damages and treble damages through April 30, 2002	418,000

Total charges recorded as of April 30, 2002	14,400,000
Additional accrued interest on estimated damages and treble damages through January 31, 2003	261,000
Adjustment to litigation reserve based on March 31, 2003 court order and April 8, 2003 court filing	(3,537,000)
Legal expenses paid through January 31, 2003	(3,621,000)

Accrued litigation reserve as of January 31, 2003	7,503,000
Additional accrued interest on estimated damages and treble damages through October 31, 2003	75,000

Accrued litigation reserve as of October 31, 2003	$7,578,000

This reserve reflects SeaChange’s best estimate of its exposure based on information currently available. However, SeaChange believes that any liability ultimately incurred after pursuing all legal options will not likely exceed the accrued litigation reserve as of October 31, 2003, except for on-going legal fees associated with the dispute and additional interest on the awarded damages, which will be charged to operations. Other than the payment of the Company’s legal fees, any payment of the other recorded charges will only occur in the event that the jury verdict is upheld in appeal. SeaChange has appealed the district court’s judgment to the United States Court of Appeals for the Federal Circuit. Any injunctive relief against SeaChange will not be determined until after appeal. In the event that the court issues an injunction prohibiting SeaChange from selling the accused video-on-demand products, SeaChange believes that such injunction would have a minimal impact on its ability to ship products and meet customer demands because SeaChange has implemented a revised version of the software which it believes does not infringe the nCube ‘804 patent.

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

SeaChange cannot be certain of the outcome of the foregoing litigation, but plans to vigorously oppose allegations against the Company and assert its claims against other parties. In addition, as these claims are subject to additional discovery and certain claims for damages are as yet unspecified, SeaChange is unable to estimate the impact of the litigation on its business, financial condition and results of operations or cash flows.

Securities Class Action Litigation

From October 30, 2002 to January 13, 2003, six purported securities class action lawsuits, all alleging nearly identical claims, were filed in the United States District Court for the District of Massachusetts against the Company, Morgan Stanley & Co. Incorporated, Thomas Weisel Partners LLC, RBC Dain Rauscher, Inc., William Styslinger, III, William Fiedler, Martin R. Hoffmann, Thomas F. Olson and Carmine Vona. On April 3, 2003, the Court consolidated these complaints into one action captioned: In re SeaChange International, Inc., et al. Securities Litigation, Civil Action No. 02-12116-DPW. On May 16, 2003, the plaintiffs filed a consolidated and amended class action complaint (the “Complaint”). In the Complaint, the plaintiffs allege that the defendants violated Sections 11 and/or 12(2) of the Securities Act of 1933 (the “Securities Act”), and in the case of the individual defendants Section 15 of the Securities Act, in connection with the stock offering that the Company completed on January 31, 2002. The Complaint seeks damages in an unspecified amount, together with interest thereon, recissory damages, reimbursement of costs and expenses, and further relief

SEACHANGE INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

that the court may determine to be appropriate. The Company believes that the allegations in the Complaint are without merit. On July 18, 2003, the Company and the individual defendants filed a motion to dismiss all claims in their entirety, with prejudice. The lead plaintiff’s opposition to the motion to dismiss was filed on September 12, 2003, and the defendants’ reply memorandum was filed on October 8, 2003. A hearing on the motion to dismiss is scheduled for January 16, 2004.

SeaChange cannot be certain of the outcome of the foregoing current or potential litigation, but plans to vigorously defend itself against allegations made against SeaChange and oppose allegations that may be brought against SeaChange in the future. Accordingly, SeaChange is unable to assess the probability of the ultimate outcome or to estimate the impact of this litigation on SeaChange’s business, financial condition and results of operations or cash flows.

Guarantees and Indemnification Obligations

SeaChange warrants that its products, including software products, will substantially perform in accordance with its standard published specifications in effect at the time of delivery. Most warranties have at least a one year duration commencing from installation. In addition, upon the sale of its systems, SeaChange provides maintenance support to all customers and therefore allocates a portion of the systems purchase price to the initial warranty period and recognizes revenue on a straight line basis over that warranty period related to both the warranty obligation and the maintenance support agreement. For maintenance support agreements that extend beyond the standard warranty term, revenue is deferred and recognized on a straight line basis over the contract period. Any related costs are expensed as incurred. At October 31, 2003 and January 31, 2003, SeaChange had deferred revenue related to initial and maintenance support agreements of $12.6 million and $9.7 million, respectively.

10.	Comcast Equity Investment and Video-on-Demand Purchase Agreements

On December 1, 2000, SeaChange and Comcast Cable Communications, Inc. entered into a video-on-demand purchase agreement for SeaChange’s interactive television video servers and related services. Under the terms of the video-on-demand purchase agreement, Comcast committed to purchase SeaChange’s equipment capable of serving a minimum of one million cable subscribers by approximately December 2002. In addition, Comcast may earn up to an additional 450,000 incentive common stock purchase warrants through December 2003 based on the number of cable subscribers in excess of one million who are served by SeaChange’s equipment which has been purchased by Comcast. In connection with the execution of this commercial agreement, SeaChange entered into a common stock and warrant purchase agreement, dated as of February 28, 2001, with Comcast SC Investment, Inc., whereby Comcast SC agreed to purchase, an aggregate of 756,144 shares of SeaChange’s common stock for $10.0 million and Comcast SC received a warrant to purchase 100,000 shares of SeaChange’s common stock with an exercise price of $13.225 per share. Under conditions of the arrangement, the number of common shares purchased and the number of common stock purchase warrants and related exercise price were subject to adjustment. In accordance with the agreement, an additional 25,000 common stock purchase warrants were issued as the registration statement had not been declared effective on or before March 31, 2001. On June 13, 2001, the effective date of the registration statement, SeaChange issued an additional 14,667 common stock purchase warrants in accordance with the agreement.

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

During the three months ended October 31, 2002, July 31, 2002 and April 30, 2002, SeaChange recorded $124,000, $1,050,000 and $239,000 as an offset to gross product revenue, which represented the remainder of the deferred equity discount related to the first one million subscribers and the estimated fair value of the additional incentive common stock purchase warrants earned by Comcast based on the number of cable subscribers in excess of the first one million subscribers that will be served by SeaChange equipment.

During the three months ended October 31, 2003, July 31, 2003 and April 30, 2003, Comcast earned an additional 155,000, 109,142 and 92,113 incentive common stock purchase warrants, respectively based on the number of cable subscribers in excess of the first one million subscribers. The estimated fair value of the common stock purchase warrants was based on the average closing market price of SeaChange’s common stock for the last fifteen trading days in each of those periods. SeaChange recorded $2,200,000, $1,012,000 and $575,000 as an offset to gross product revenue during the three months ended October 31, 2003, July 31, 2003 and

SEACHANGE INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

April 30, 2003, respectively, representing the estimated fair value of the additional incentive common stock purchase warrants and the revaluation of incentive common stock purchase warrants earned by Comcast in prior quarterly periods but not issued as of those dates. During the quarter ended October 31, 2003, Comcast earned the remaining incentive common stock purchase warrants available under the video-on-demand purchase agreement.

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

SeaChange reviews the fair value of its investment on a regular basis for the existence of facts or circumstances, both internally and externally, that may suggest a decline in the value of the asset. In August 2003, Visible World completed the first phase of a private financing in which it raised $4.6 million in exchange for preferred stock. As a result of the financing, the Company determined that the fair value of the warrant had declined and recorded a $313,000 charge related to the other than temporary loss on the investment during the three months ended July 31, 2003.

In August 2003, in connection with this financing, SeaChange’s warrant to purchase one million shares of Series B preferred stock of Visible World was amended to be exercisable for one million shares of common stock of Visible World and SeaChange exercised the warrant to purchase the one million shares of Visible World common stock. SeaChange exchanged 95,517 shares of Visible World common stock for 1,192,311 shares of Series A-1 Preferred Stock. In addition, as part of Visible World’s second phase of its private financing, SeaChange invested $96,000 for 1,192,311 shares of Series A-1 Preferred Stock.

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

As part of the Subscription Agreement, SeaChange had committed to purchase in two separate tranches, additional ordinary shares and preference shares of ODG from ODG and certain of its existing shareholders for an additional aggregate purchase price of up to 8.5 million U.K. pounds Sterling (approximately $13.7 million) subject to ODG’s satisfaction of certain conditions as set forth in the Subscription Agreement. In addition, SeaChange had also agreed to purchase up to an additional 6.0 million U.K. pounds Sterling of ODG capital stock to the extent such investment would be necessary for ODG to fulfill its business plan.

In October 2003, SeaChange and ODG amended the Subscription Agreement to remove SeaChange’s commitment to purchase additional ordinary and preference shares from ODG and certain of its existing shareholders. As part of the amended Subscription Agreement, SeaChange has committed to loan ODG up to 5.5 million U.K. pounds Sterling (approximately $9.3 million) payable in tranches of 500,000 U.K. pounds Sterling or multiples thereof. ODG’s draw-down of the loan is subject to certain conditions including the execution of a carriage agreement with a cable operator prior to December 31, 2004 and ODG’s ability to achieve certain financial targets. All outstanding loan amounts mature five years from the date of the first draw-down and interest is payable quarterly at the rate of 8.1% per annum. No amounts are outstanding as of October 31, 2003.

In December 2003, SeaChange purchased 117,647 common shares of ODG from its principal owners for 400,000 U.K. pounds Sterling (approximately $678,000).

SEACHANGE INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

SeaChange accounts for its investment in ODG under the equity method of accounting in accordance with APB Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock” and related interpretations. SeaChange’s equity in net earnings (loss) of ODG for the three and nine months ended October 31, 2003 was recorded in the Condensed Consolidated Statement of Operations under “Equity loss in earnings of Affiliates”.

12.	Income Taxes

During the nine months ended October 31, 2003, SeaChange recorded income tax expense of $1.6 million, at an annual effective income tax rate of 35%. The rate was favorably impacted by the expected utilization of research and development tax credits. During the nine months ended October 31, 2002, SeaChange determined that the deferred tax assets would not be realizable for financial reporting purposes as a result of the cumulative taxable losses recorded over the previous fiscal years and the significant loss expected in fiscal 2003 mainly as a result of the charge to operations recorded in the first quarter of fiscal 2003 related to the unfavorable jury verdict in the nCube litigation. During the nine months ended October 31, 2002, SeaChange recorded income tax expense of $7.4 million as a valuation allowance against all deferred tax assets as of that date. SeaChange will continue to assess the need for the valuation allowance at each balance sheet date based on all available evidence. If SeaChange generates sufficient future taxable income against which these tax attributes may be applied, some portion or all of the valuation allowance would be reversed and a corresponding increase in net income would be reported in the future.

13.	New Accounting Pronouncements

In February 2003, the FASB issued Emerging Issues Task Force 00-21 (“EITF 00-21”), “Revenue Arrangements with Multiple Deliverables.” EITF 00-21 requires revenue arrangements with multiple deliverables to be divided into separate units of accounting. If the deliverables in the arrangement meet certain criteria, arrangement consideration should be allocated among the separate units of accounting based on their relative fair values. Applicable revenue recognition criteria should be considered separately for separate units of accounting. The guidance in EITF 00-21 is effective for revenue arrangements entered into fiscal periods beginning after June 15, 2003. The adoption of EITF 00-21 has not had a material impact on the Company’s financial position or results of operations.

In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities.” FIN 46 requires certain variable interest entities (VIE’s) to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is required to be applied to SeaChange’s preexisting entities as of the beginning of the first quarter after June 15, 2003. FIN 46 is required to be applied to all new entities with which SeaChange became involved beginning February 1, 2003. SeaChange believes the interpretive accounting guidance necessary for FIN 46 will continue to evolve. Additional interpretive guidance could affect the accounting for SeaChange’s investments in affiliates. In October 2003, the FASB deferred the effective date for applying the provisions of FIN 46 to interests held in certain variable interest entities or potential variable interest entities until the end of the first interim or annual period ending after December 15, 2003 if the VIE or potential VIE was created before February 1, 2003 and the entity has not issued financial statements reporting that VIE in accordance with FIN 46, other than in certain disclosures required. The Company will continue to evaluate the impact of FIN 46 on its financial position or results of operations.

In May 2003, the FASB issued SFAS 150, “Accounting For Certain Financial Instruments with Characteristics of Both Liabilities and Equity” (“SFAS 150”), which establishes standards for how an issuer of financial instruments classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) if, at inception, the monetary value of the obligation is based solely or predominantly on a fixed monetary amount known at inception, variations in something other than the fair value of the issuer’s equity shares or variations inversely related to changes in the fair value of the issuer’s equity shares. In November 2003, the FASB deferred the effective date for applying the provisions of SFAS 150 for mandatorily redeemable financial instruments that have a fixed redemption period to be effective for fiscal periods beginning after December 15, 2003. For all other mandatorily redeemable financial instruments, the disclosure provisions of SFAS 150 have been deferred for an indefinite period. SeaChange will continue to evaluate the impact of SFAS 150 on its financial position and results of operations.

14.	Subsequent Event

In December 2003, SeaChange renewed its revolving line of credit with a bank which had expired in October 2003. The committed line of credit, which expires in December 2005, increased from $10.0 million to $15.0 million and will bear interest at a rate per annum equal to the bank’s prime rate. Borrowings under the line of credit are collateralized by substantially all of the assets of

SEACHANGE INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

SeaChange. The loan agreement requires that SeaChange provide the bank with certain periodic financial reports and comply with certain financial ratios including a minimum level of earnings before interest, taxes and depreciation and amortization on a trailing twelve month basis when amounts are outstanding under the loan agreement.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Factors That May Affect Future Results

Any statements contained in this Form 10-Q that do not describe historical facts may constitute forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. These statements relate to future events or our future financial performance and are identified by words such as “may,” “will,” “could,” “should,” “expect,” “plan,” “intend,” “seek,” “anticipate,” “believe,” “estimate,” “potential,” or “continue” or other comparable terms or the negative of those terms. Forward-looking statements in this Form 10-Q include certain statements regarding the effect of certain accounting standards on our financial position and results of operations, the effect of certain legal claims against us, projected changes in our revenues, earnings and expenses, exchange rate sensitivity, interest rate sensitivity, liquidity, product introductions and general market conditions. Our actual future results may differ significantly from those stated in any forward-looking statements. Any such forward-looking statements contained herein are based on current expectations, but are subject to a number of risks and uncertainties that may cause actual results to differ materially from expectations. The factors that could cause actual future results to differ materially from current expectations include the following: the continued growth, development and acceptance of the video-on-demand market; the loss of one of our large customers; the cancellation or deferral of purchases of our products; a decline in demand or average selling price for our broadband products; our ability to manage our growth; our ability to protect our intellectual property rights and the expenses that may be incurred by us to protect our intellectual property rights; an unfavorable result of current or future litigation, including our current patent litigation with nCube Corp. and the current securities class action lawsuits; content providers limiting the scope of content licensed for use in the video-on-demand market; our ability to introduce new products or enhancements to existing products; our dependence on certain sole source suppliers and third-party manufacturers; our ability to compete in our marketplace; our ability to respond to changing technologies; the risks associated with international sales; the performance of companies in which we have made equity investments, including the ON Demand Group Limited and Visible World; our ability to integrate the operations of acquired subsidiaries; changes in the regulatory environment; our ability to hire and retain highly skilled employees; and increasing social and political turmoil. Further information on factors that could cause actual results to differ from those anticipated is detailed in various filings made by us from time to time with the Securities and Exchange Commission, including but not limited to, those appearing under the caption “Certain Risk Factors That May Affect Our Business” in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on May 1, 2003. Any forward-looking statements should be considered in light of those factors.

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

We have experienced fluctuations in our systems revenues from quarter to quarter due to the timing of receipt of customer orders and the shipment of those orders. The factors that impact the timing of the receipt of customer orders include among other factors: (1) the customer’s obtaining authorized signatures on their purchase orders, (2) budgetary approvals within the customer’s company for capital purchases and (3) the ability to process the purchase order within the customer’s organization in a timely manner. Factors that may impact the shipment of customer orders include: (1) the availability of material to produce the product, (2) the time required to produce and test the system before delivery and (3) the customer’s required delivery date. Because the average sales price of our system is approximately $200,000, the delay in the timing of receipt and shipment of any one customer order can result in significant fluctuations in our revenue reported on a quarterly basis.

Our operating results are significantly influenced by a number of factors, including the mix of systems sold and services provided, pricing, costs of materials used in our products, concentration of customers and the expansion of our operations during the fiscal year. We price our systems and services based upon our costs as well as in consideration of the prices of competitive products and services in the marketplace. The costs of our systems primarily consist of the costs of components and subassemblies that have generally declined over time. As a result of the growth of our business, our operating expenses have fluctuated in the areas of research and development, selling and marketing, customer service and support and administration and are expected to increase as our revenues increase. We expect that the soft economy will continue to adversely influence the capital spending budgets of some of our cable and broadcast customers who we believe depend on advertising revenues to fund their capital equipment purchases.

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

Three Months Ended October 31, 2003 Compared to the Three Months Ended October 31, 2002

Revenues

Systems. Our systems revenues consist of sales within our broadband segment (primarily digital advertising and video-on-demand systems) and our broadcast segment. Systems revenues increased 13% to $29.2 million in the three months ended October 31, 2003 from $25.9 million in the three months ended October 31, 2002. Revenues from the broadband segment, which accounted for 72% and 66% of total revenues in the three months ended October 31, 2003 and 2002, respectively, increased to $27.2 million in 2003 as compared to $22.4 million in 2002 for the three month periods. Video-on-demand system revenues were $22.5 million for the three months ended October 31, 2003 as compared to $15.4 million in the comparable quarter in the prior year primarily due to increased deployments of residential video-on-demand systems for U.S. cable operators. Included as a reduction in the video-on-demand systems revenue in the three months ended October 31, 2003 and October 31, 2002 was the amortization of $2.2 million and $124,000, respectively, related to the deferred equity discount associated with the Comcast equity investment. Digital advertising system revenues were $4.7 million in the three months ended October 31, 2003 compared to $7.0 million for the three months ended October 31, 2002 and broadcast system segment revenues were $2.0 million in the three months ended October 31, 2003 as compared to $3.6 million in the three months ended October 31, 2002. The decline in both advertising and broadcast system revenues was the result of reduced capital expenditures by the cable operators and broadcast companies due to the soft global economy and lower advertising revenues. We expect future revenue growth, if any, to come principally from our video-on-demand and broadcast system products as cable and telecommunications companies are expected to offer new video-on-demand applications for their customers and the market for digital video servers within the broadcast industry continues to expand. We expect that the Business Development Agreement with ODG to have a significant impact on our video-on-demand revenues at the earliest in fiscal 2005. As revenues from video-on-demand products increase, the digital advertising products are expected to become a smaller portion of total system revenues. However, we believe that there will be continued demand for existing digital advertising insertion systems applications within the U.S. and growth potential for new interactive advertising systems in the future.

For the three months ended October 31, 2003 and October 31, 2002, a limited number of our customers each accounted for more than 10% of our total revenues. One single customer accounted for 55% and 30% of total revenues in both the three months ended October 31, 2003 and 2002, respectively. Another customer accounted for 11% of total revenues in the three months ended October 31, 2003. Two different customers accounted for 19% and 14% of total revenues in the three months ended October 31, 2002. Revenue from these customers was in the broadband segment. We believe that revenues from current and future large customers will continue to represent a significant proportion of total revenues.

International sales accounted for 9% and 11% of total revenues in the three-month periods ended October 31, 2003 and October 31, 2002, respectively. We expect that international sales will become a more significant portion of our business in the future as video-on-demand product sales are expected to grow into international markets. As of October 31, 2003, substantially all sales of our systems were made in United States dollars. Therefore, we have not experienced, nor do we expect to experience in the near term, any material impact from fluctuations in foreign currency exchange rates on our results of operations or financial position. If this practice changes in the future, we will reevaluate our foreign currency exchange rate risk.

Services. Our services revenues consist of fees for installation, training, product maintenance, technical support services and movie content fees. Our services revenues increased 5% to $8.3 million in the three months ended October 31, 2003 from $7.9 million in the three months ended October 31, 2002. This increase in services revenues primarily resulted from the renewals of technical support and maintenance services, increased prices on certain maintenance contracts and the impact of a growing installed base of systems to service.

Gross Profit

Systems. Costs of systems revenues consist primarily of the cost of purchased components and subassemblies, labor and overhead relating to the final assembly and testing of complete systems and related expenses. Costs of systems revenues increased 9% to $17.3 million in the three months ended October 31, 2003, as compared to $15.8 million in the three months ended October 31, 2002. In the three months ended October 31, 2003, the increase in costs of systems revenues reflects higher systems revenue offset in part by lower material costs within the video-on-demand products resulting from technological advances. We expect cost of systems revenues as a percentage of revenues for the video-on-demand products within the broadband segment to decrease as the revenue level increases and we improve our manufacturing and material purchasing efficiencies through fiscal 2005.

Systems gross profit as a percentage of systems revenues was 41% and 39% in the three months ended October 31, 2003 and October 31, 2002, respectively. Gross profit percentages for the broadband segment were 41% and 39% of the related revenue for the three months ended October 31, 2003 and 2002, respectively. Gross profit percentages for the broadcast segment were at 40% and 42% of the related revenue for the three months ended October 31, 2003 and 2002, respectively. The increase in the broadband gross profit percentage is primarily due to higher revenues and lower material costs on certain components due to technological advances offset in part by the amortization related to the deferred equity discount associated with the Comcast equity investment. The decrease in the broadcast gross profit percentage is primarily due to lower revenues and increased pricing pressures from competitors.

Services. Costs of services revenues consist primarily of labor, materials and overhead relating to the installation, training, product maintenance and technical support services provided by us and costs associated with providing movie content. Costs of services revenues decreased 4% to $4.9 million for the three months ended October 31, 2003 from $5.2 million in the three months ended October 31, 2002. Services gross profit as a percentage of services revenue increased to 41% in the three months ended October 31, 2003 from 35% in the three months ended October 31, 2002 primarily as a result of higher revenues and a slight decrease in cost of services due to high customer reimbursement of travel expenses. We expect to continue to experience fluctuations in services gross profit percentages in the future due to the timing of revenues from technical support and other services to support the growing installed base of systems and the timing of costs required to build our service organization to support the installed systems and our new products.

Research and Development. Research and development expenses consist primarily of compensation of development personnel, depreciation of equipment and an allocation of related facilities expenses. Research and development expenses remained relatively flat at $6.6 million in the three months ended October 31, 2003 compared to $6.5 million in the three months ended October 31, 2002.

Selling and Marketing. Selling and marketing expenses consist primarily of compensation expenses, including sales commissions, travel expenses and certain promotional expenses. Selling and marketing expenses increased slightly to $4.2 million in the three months ended October 31, 2003 from $4.0 million in the three months ended October 31, 2002. The increase was primarily due to increased sales commissions on higher revenues.

General and Administrative. General and administrative expenses consist primarily of compensation of executive, finance, human resource and administrative personnel, legal and accounting services and an allocation of related facilities expenses. General and administrative expenses decreased to $2.7 million in the three-month period ended October 31, 2003, as compared to $3.3 million in the three-month period ended October 31, 2002 due primarily to lower legal expense.

Interest Income, net. Interest income, net was $404,000 for the three months ended October 31, 2003 compared to $304,000 for the three months ended October 31, 2002. The increase in interest income, net primarily resulted from higher interest rates earned on invested cash balances.

Income Tax Expense. Our effective income tax rate of 35% for the three months ended October 31, 2003 was favorably impacted by the utilization of research and development tax credits. During the three months ended October 31, 2002, we recorded no income tax expense based on the establishment of the valuation allowance in the first quarter of fiscal 2003 and the anticipated operating results for the fiscal year ended January 31, 2003.

Nine Months Ended October 31, 2003 Compared to the Nine Months Ended October 31, 2002

Revenues

Systems. Systems revenues increased 6% to $82.7 million in the nine months ended October 31, 2003 from $78.4 million in the nine months ended October 31, 2002. Revenues from the broadband segment, which accounted for 68% and 63% of total revenues in the nine months ended October 31, 2003 and 2002, respectively, increased to $73.8 million for the three months ended October 31, 2003 as compared to $63.1 million in the comparable period in 2002. Video-on-demand system revenues were $57.9 million for the nine months ended October 31, 2003 as compared to $46.5 million in the comparable period in the prior year primarily due to increased deployments of residential video-on-demand systems for U.S. cable operators. Included as a reduction in the video-on-demand systems revenue in the nine months ended October 31, 2003 and October 31, 2002 was the amortization of $3.8 million and $1.4 million, respectively, related to the deferred equity discount associated with the Comcast equity investment. Digital advertising system revenues were $15.9 million for the nine months ended October 31, 2003 as compared to $16.6 million in the nine months ended October 31, 2002. Broadcast system segment revenues were $8.9 million in the nine months ended October 31, 2003 as compared to $15.2 million in the nine months ended October 31, 2002. The decline in both advertising and broadcast system revenues was the result of reduced capital expenditures by the cable operators and broadcast companies due to the soft global economy and lower advertising revenues. We expect future revenue growth, if any, to come principally from our video-on-demand and broadcast system products as cable and telecommunications companies are expected to offer new video-on-demand applications for their customers and the market for digital video servers within the broadcast industry continues to expand. We expect that the Business Development Agreement with ODG to have a significant impact on our video-on-demand revenues at the earliest in fiscal 2005. As revenues from video-on-demand products increase, the digital advertising products are expected to become a smaller portion of total system revenues. However, we believe that there will be continued demand for existing digital advertising insertion systems applications within the U.S. and growth potential for new interactive advertising systems in the future.

For the nine months ended October 31, 2003 and 2002, a limited number of our customers each accounted for more than 10% of our total revenues. One single customer accounted for 52% and 31% of total revenues in the nine months ended October 31, 2003 and 2002, respectively. A different customer accounted for 17% of total revenues in the nine months ended October 31, 2002. Revenue from these customers was primarily in the broadband segment. We believe that revenues from current and future large customers will continue to represent a significant portion of total revenues.

International sales accounted for approximately 12% and 13% of total revenues in the nine-month periods ended October 31, 2003 and October 31, 2002, respectively. We expect that international sales will become a more significant portion of our business in the future. As of October 31, 2003, substantially all sales of our systems were made in United States dollars. Therefore, we have not experienced, nor do we expect to experience in the near term, any material impact from fluctuations in foreign currency exchange rates on our results of operations or financial position. If this practice changes in the future, we will reevaluate our foreign currency exchange rate risk.

Services. Our services revenues increased 11% to $25.0 million in the nine months ended October 31, 2003 from $22.5 million in the nine months ended October 31, 2002. This increase in services revenues primarily resulted from the renewals of technical support and maintenance services, increased prices on certain maintenance contracts and the impact of a growing installed base of systems.

Gross Profit

Systems. Cost of systems revenues increased 3% to $48.4 million in the nine months ended October 31, 2003 from $47.2 million in the nine months ended October 31, 2002. In the nine months ended October 31, 2003, the increase in costs of systems revenues reflects higher revenues offset in part by lower material costs within the video-on-demand products due to technological advances. We expect cost of systems revenues as a percentage of revenues for the video-on-demand products within the broadband segment to decrease as the revenue level increases and we improve our manufacturing and material purchasing efficiencies through fiscal 2005.

Systems gross profit as a percentage of systems revenues was 41% and 40% in the nine months ended October 31, 2003 and 2002, respectively. Gross profit percentage for the broadband segment increased to 42% of the related revenue for the nine months ended October 31, 2003 as compared to 39% of the related revenue for the nine months ended October 31, 2002 while gross profit percentage for the broadcast segment decreased to 34% of the related revenue for the nine months ended October 31, 2003 compared to 46% of the related revenue for the nine months ended October 31, 2002. The increase in broadband gross profit percentage is primarily due to higher revenues and lower material costs on certain components due to technological advances offset in part by the amortization related to the deferred equity discount associated with the Comcast equity investment. The decrease in the broadcast gross profit percentage is primarily due to lower revenues and increased pricing pressures from competitors.

Services. Costs of services revenues decreased 3% to $15.4 million for the nine months ended October 31, 2003 from $15.9 million in the nine months ended October 31, 2002. Services gross profit as a percentage of services revenue increased to 38% in the nine months ended October 31, 2003 from 29% in the nine months ended October 31, 2002, primarily as a result of higher revenues and a slight decrease in cost of services due to high customer reimbursement of travel expenses. We expect that we will continue to experience fluctuations in gross profit percentage in the future due to the timing of revenues from technical support and other services to support the growing installed base of systems and the timing of costs associated with our ongoing investment required to build our service organization to support our installed base of systems and our new products.

Research and Development. Research and development expenses increased slightly to $19.4 million in the nine months ended October 31, 2003 compared to $19.1 million in the nine months ended October 31, 2002. The increase was primarily due to higher prototype expenses on development efforts related to video-on-demand products.

Selling and Marketing. Selling and marketing expenses increased to $12.5 million in the nine months ended October 31, 2003 from $12.0 million in the nine months ended October 31, 2002. The increase was primarily due to increased sales commissions on higher revenues and higher travel costs related to increased direct sales efforts.

General and Administrative. General and administrative expenses decreased to $8.4 million in the nine-month period ended October 31, 2003, as compared to $23.3 million in the nine-month period ended October 31, 2002 due primarily to the $14.4 million charge to operations associated with the unfavorable jury verdict in connection with the litigation with nCube during the nine months ended October 31, 2002.

Interest Income, net. Interest income, net was $1.2 million for the nine months ended October 31, 2003 compared to $1.0 million for the nine months ended October 31, 2002. The increase in interest income, net primarily resulted from higher interest rates earned on invested cash balances.

Other Expense. During the nine months ended October 31, 2003, we recorded a $313,000 charge related to the other-than-temporary loss on our investment in Visible World. We determined that the fair value of the investment declined as a result of Visible World completing a $4.6 million financing for preferred stock in August 2003.

Income Tax Expense. Our annual effective income tax rate of 35% for the nine months ended October 31, 2003 was favorably impacted by the expected utilization of research and development tax credits. During the nine months ended October 31, 2002, we determined that our deferred tax assets would not be realizable for financial reporting purposes as a result of the cumulative taxable losses recorded over the previous fiscal years and the significant loss expected in fiscal 2003 mainly as a result of the charge to operations recorded in the first quarter of fiscal 2003 related to the unfavorable jury verdict in the nCube litigation. During the nine months ended October 31, 2002, we recorded income tax expense of $7.4 million as a valuation allowance against all deferred tax assets as of that date. We will continue to assess the need for the valuation allowance at each balance sheet date based on all available evidence. If we generate sufficient future taxable income against which these tax attributes may be applied, some portion or all of the valuation allowance would be reversed and a corresponding increase in net income would be reported in the future.

Liquidity and Capital Resources

We have financed our operations and capital expenditures primarily with the proceeds of sales of our common stock, borrowings and cash flows generated from operations. Cash and cash equivalents increased $7.4 million from $68.8 million at January 31, 2003 to $76.1 million at October 31, 2003. Working capital (consisting of current assets less current liabilities) increased $6.6 million to $92.0 million at October 31, 2003 from $85.4 million at January 31, 2003.

Net cash provided by operating activities was $12.2 million for the nine months ended October 31, 2003 and net cash used in operating activities was $800,000 for the nine months ended October 31, 2002. The net cash provided by operating activities for the nine months ended October 31, 2003 was the result of the net income of $3.0 million adjusted for non-cash expenses including depreciation and amortization of $5.6 million, amortization of deferred equity discount of $3.8 million and the changes in certain operating assets and liabilities. The significant changes in operating assets and liabilities that used cash in operations primarily included the increase in accounts receivable of $5.4 million due to higher revenues, the increase in inventories of $4.0 million due to customer required shipments in early November 2003, an increase in deferred revenue of $2.8 million offset by increases in accounts payable of $3.0 million, other accrued expenses of $1.6 million, and a decrease in prepaid expenses and other assets of $1.3 million. We expect that the broadcast segment and the video-on-demand products within the broadband segment will continue to require a significant amount of cash to fund future product development, to manufacture and deploy customer test and demonstration equipment and to meet higher revenue levels in both product segments.

Net cash used in investing activities was $5.6 million and $5.2 million for the nine months ended October 31, 2003 and October 31, 2002, respectively. Investment activity consisted primarily of expenditures for capital equipment required to support the expansion and growth of the business and purchases of marketable securities.

Net cash provided by financing activities was $784,000 for the nine months ended October 31, 2003, due primarily to the issuance of common stock offset in part by the repayment of $800,000 related to the construction loan in New Hampshire. Net cash used in financing activities was approximately $5.0 million for the nine months ended October 31, 2002. In the nine months ended October 31, 2002, the cash used in financing activities included primarily $5.6 million in principal repayments of outstanding loans under the equipment line of credit and capital lease obligations.

In October 2001, we entered into a $10.0 million revolving line of credit with a bank that expired in October 2003. In December 2003, we renewed the revolving line of credit with that bank for a two year period and increased the committed amount from $10 million to $15.0 million. Loans made under this revolving line of credit will bear interest at a rate per annum equal to the bank’s prime rate. Borrowings under this line of credit are collateralized by substantially all of our assets. The loan agreement requires that we provide the bank with certain periodic financial reports and comply with certain financial ratios including a minimum level of earnings before interest, taxes and depreciation and amortization on a trailing twelve month basis, when amounts are outstanding under the loan agreement. There are currently no amounts outstanding under the revolving line of credit.

In October 2000, we entered into an agreement with a bank to finance $1.2 million of the construction costs related to the purchase and renovation of a manufacturing mill in New Hampshire that we previously purchased in February 2000. Upon occupancy of the building in November 2000, the loan converted into two promissory notes whereby we paid principal and interest based upon a fixed interest rate per annum over a five and ten year period, respectively, of 8.875% at October 31, 2003. Borrowings under the loan were secured by the land and buildings of the renovated mill. The loan agreement required that we provide the bank with certain periodic financial reports and comply with certain annual financial ratios on an annual basis. In October 2003, we repaid $800,000, the remaining outstanding principal and interest under the loan.

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

As part of the Subscription and Shareholders Agreement (the “Subscription Agreement”) that we entered into with The ON Demand Group Limited (“ODG”) on October 29, 2002, we had committed to purchase in two separate tranches, additional ordinary shares and preference shares of ODG from ODG and certain of its existing shareholders for an additional aggregate purchase price of up to 8.5 million U.K. pounds Sterling (approximately $13.7 million) subject to ODG’s satisfaction of certain conditions as set forth in the Subscription Agreement. In addition, we had agreed to purchase up to an additional 6.0 million U.K. pounds Sterling of ODG capital stock to the extent such investment would be necessary for ODG to fulfill its business plan.

In October 2003, we and ODG amended the Subscription Agreement to remove our commitment to purchase additional ordinary and preference shares from ODG and certain of its existing shareholders. As part of the amended Subscription Agreement, we have committed to loan ODG up to 5.5 million U.K. pounds Sterling (approximately $9.3 million) payable in tranches of 500,000 U.K. pounds Sterling or multiples thereof. ODG’s draw-down of the loan is subject to certain conditions including the execution of a carriage agreement with a cable operator on or prior to December 31, 2004 and ODG’s ability to achieve certain financial targets. All outstanding loan amounts mature five years from the date of the first draw-down and interest is payable quarterly at the rate of 8.1% per annum. No amounts are outstanding as of October 31, 2003.

We had no material capital expenditure commitments as of October 31, 2003.

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

Recent Accounting Pronouncements

In February 2003, the FASB issued Emerging Issues Task Force 00-21 (“EITF 00-21”), “Revenue Arrangements with Multiple Deliverables.” EITF 00-21 requires revenue arrangements with multiple deliverables to be divided into separate units of accounting. If the deliverables in the arrangement meet certain criteria, arrangement consideration should be allocated among the separate units of accounting based on their relative fair values. Applicable revenue recognition criteria should be considered separately for separate units of accounting. The guidance in EITF 00-21 is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The adoption of EITF 00-21 has not had a material impact on the Company’s financial position or results of operations.

In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities.” FIN 46 requires certain variable interest entities (VIE’s) to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is required to be applied to our preexisting entities as of the beginning of the first quarter after June 15, 2003. FIN 46 is required to be applied to all new entities with which we became involved beginning February 1, 2003. We believe the interpretive accounting guidance necessary for FIN 46 will continue to evolve. Additional interpretive guidance could effect the accounting for our investments in affiliates. In October 2003, the FASB deferred the effective date for applying the provisions of FIN 46 to interests held in certain variable interest entities or potential variable interest entities until the end of the first interim or annual period ending after December 15, 2003 if the VIE or potential VIE was created before February 1, 2003 and the entity has not issued financial statements reporting that VIE in accordance with FIN 46, other than in certain disclosures required. The Company will continue to evaluate the impact of FIN46 on its financial position or results of operations.

In May 2003, the FASB issued SFAS 150, “Accounting For Certain Financial Instruments with Characteristics of Both Liabilities and Equity” (“SFAS 150”), which establishes standards for how an issuer of financial instruments classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) if, at inception, the monetary value of the obligation is based solely or predominantly on a fixed monetary amount known at inception, variations in something other than the fair value of the issuer’s equity shares or variations inversely related to changes in the fair value of the issuer’s equity shares. In November 2003, the FASB deferred the effective date for applying the provisions of SFAS 150 for manditorily redeemable financial instruments that have a fixed redemption period to be effective for fiscal periods beginning after December 15, 2003. For all other mandatorily redeemable financial instruments the disclosure provisions of SFAS 150 have been deferred for an indefinite period. SeaChange will continue to evaluate the impact of SFAS 150 on its financial position and results of operations.

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk

We face exposure to financial market risks, including adverse movements in foreign currency exchange rates and changes in interest rates. These exposures may change over time as business practices evolve and could have a material adverse impact on our financial results. Our primary exposure has been related to local currency revenue and operating expenses in Europe and Asia. Historically, we have not hedged specific currency exposures as gains and losses on foreign currency transactions have not been material to date. At October 31, 2003, we had approximately $700,000 outstanding related to variable rate U.S. dollar denominated debt. The carrying value of these short-term borrowings approximates fair value due to the short maturities of these instruments. Assuming a hypothetical 10% adverse change in the interest rate, interest expense on these short-term borrowings would increase by approximately $6,000 per year. The carrying amounts reflected in the consolidated balance sheet of cash and cash equivalents, trade receivables, and trade payables approximates fair value at October 31, 2003 due to the short maturities of these instruments. We maintain investment portfolio holdings of various issuers, types, and maturities. Our cash and marketable securities include cash equivalents, which we consider to be investments purchased with original maturities of three months or less. Given the short maturities and investment grade quality of the portfolio holdings at October 31, 2003, a sharp rise in interest rates should not have a material adverse impact on the fair value of our investment portfolio. As a result, we do not currently hedge these interest rate exposures. At October 31, 2003, we had $4.5 million in short-term marketable securities and $29.7 million in long-term marketable securities. The major portion of these securities have fixed interest rates and are not subject to risk arising from interest rate variability.

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

As a result of the evaluation completed by us, and in which Messrs. Styslinger and Fiedler participated, we have concluded that there were no changes during the fiscal quarter ended October 31, 2003 in our internal controls over financial reporting, which changes have affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	Legal Proceedings

See Note 9 of Notes to Condensed Consolidated Financial Statements.

ITEM 6.	Exhibits and Reports on Form 8-K

(a)	Exhibits

10.1	Amendment No. 3, dated as of December 1, 2003, between the Company and Citizens Bank of Massachusetts, to that certain Loan and Security Agreement, dated as of October 22, 2001 by and between the Company and Citizens Bank of Massachusetts (filed herewith).

10.2	Amended and Restated Subscription and Shareholders Agreement, dated as of October 16, 2003, by and between the Company, ON Demand Group Limited and the other parties thereto (filed herewith).

31.1	Certification Pursuant to Rule 13a-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification Pursuant to Rule 13a-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

(b)	Reports on Form 8-K

A Form 8-K was furnished to the Securities and Exchange Commission on August 26, 2003 furnishing information pursuant to Item 12 relating to the press release of SeaChange International, Inc., dated August 26, 2003 reporting SeaChange International, Inc.’s financial results for the fiscal quarter ended July 31, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, SeaChange International, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: December 15, 2003

SEACHANGE INTERNATIONAL, INC.

by:	/s/ William L. Fiedler

William L. Fiedler Vice President, Finance and Administration, Chief Financial Officer, Treasurer and Secretary (Principal Financial and Accounting Officer; Authorized Officer)

Index to Exhibits

No.	Description

10.1	Amendment No. 3, dated as of December 1, 2003, between the Company and Citizens Bank of Massachusetts, to that certain Loan and Security Agreement, dated as of October 22, 2001 by and between the Company and Citizens Bank of Massachusetts (filed herewith).

10.2	Amended and Restated Subscription and Shareholders Agreement, dated as of October 16, 2003, by and between the Company, ON Demand Group Limited and the other parties thereto (filed herewith).

31.1	Certification Pursuant to Rule 13a-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification Pursuant to Rule 13a-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)