Form 10-K
period 2004-01-31
SEACHANGE INTERNATIONAL INC
filed 2004-04-14
CIK 1019671

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2004

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

Common Stock, $.01 par value

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).    Yes  ☒    No  ☐

As of July 31, 2003, the aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing price for the registrant’s Common Stock on the Nasdaq National Market on such date was $247,569,651. The number of shares of the registrant’s Common Stock outstanding as of the close of business on April 12, 2004 was 27,382,782.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the definitive Proxy Statement (which is expected to be filed within 120 days after the Company’s fiscal year end) relating to the registrant’s Annual Meeting of Stockholders to be held on or about July 14, 2004 to be filed pursuant to Regulation 14A are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

ITEM 1.    Business

SeaChange International, Inc. (“SeaChange”, “we” or “us”), a Delaware corporation founded on July 9, 1993, is a leading developer, manufacturer and marketer of systems, known as video storage systems that automate the management and distribution of long-form video streams, such as movies or other feature presentations, and short-form video streams, such as advertisements. We sell our products and services to cable system operators, including Time Warner Cable, Cablevision, Charter Communications, Comcast, Cox Communications and Insight Communications; telecommunications companies, including Deutsche Telecom; and broadcast television companies, including Ascent Media, Clear Channel Communications, and China Central Television. We believe that our digital video systems enable our customers to differentiate their service offerings to reduce subscriber turnover and access new revenue generating opportunities from subscribers, advertisers and electronic commerce initiatives. Using our systems, we believe our customers can increase their revenues by offering additional services such as video-on-demand, which allows subscribers to watch content at any time with pause, rewind and fast forward features. Our systems also allow our customers to insert targeted advertising segments, known as spot advertising, into their local cable programming. In addition, our systems enable cable system operators to offer other interactive television services that allow subscribers to customize and/or dynamically interact with their television viewing experience.

Our digital video systems provide enhanced storage and retrieval capabilities, multichannel content delivery and highly automated information and order processing. These technologies provide a foundation for products that can be deployed in next generation systems capable of increased levels of subscriber interactivity. Our technologies and systems mitigate the effects of electronic signal dispersion and offer higher image quality and greater reliability than analog tape based systems. We have received several awards for technological excellence, including an Emmy Award in 2001 for our patented MediaCluster® technology.

Our broadband or high-bandwidth network segment includes our VOD (video-on-demand) SystemTM which digitally manages, stores and distributes digital video, allowing cable system operators and telecommunications companies to offer video-on-demand and other interactive television services, including interactive electronic advertising and retrieval of Internet content through the television. Our VOD System can be deployed in either a residential environment or a hotel environment to deliver a wide variety of video services. Since 2000, we have been selected to supply our VOD System in over 100 domestic and international commercial deployments of video-on-demand systems, including deployments by eight of the top 10 cable system operators in the United States. At the end of 2003, there were approximately 22.0 million US homes that received digital cable. Over 12.0 million of these homes are estimated to have access to video on demand and some research analysts are forecasting that access to video on demand will grow to approximately 31.0 million digital cable homes by the end of 2007.

We test and integrate our VOD System with the digital set top boxes, or hardware devices used to receive and unscramble television signals, made by such manufacturers as Scientific-Atlanta, Motorola, Pace, Pioneer and Sony.

In addition to our VOD System, our broadband business segment includes our SPOT SystemTM, which is a system for the transmission of video content, known as a video insertion system, for the insertion of digital advertisements and other short-form video into television network streams. Based on currently available industry sources and our internal data, we believe our SPOT System is the leading video insertion system in the United States in the multichannel television market for digital advertisements and other short-form video. Our system converts analog video forms such as advertisements and news updates to digital video forms, stores the digital video forms in remote or local storage devices known as digital libraries, and inserts them automatically into television network streams. The SPOT System provides high accuracy relative to the volume of video being played and high video image quality, and permits geographic and demographic specificity of advertisements. We believe our SPOT System reduces operating costs by automating the management and distribution process. A majority of our customers for these products consist of major cable system operators and telecommunications companies in the United States. To date we have sold SPOT Systems to support over 40,000 channels throughout the world. However, the demand for analog advertisement systems has slowed. We believe that our experiences in the analog market will position us well as the opportunities to distribute advertisements into a wide variety of digital media platforms and the market for interactive advertising continues to develop.

Our broadcast network business segment includes our Broadcast MediaCluster SystemTM, which allows broadcast television companies to directly transmit content, such as commercials and other programming for broadcast television companies, to their viewers through either single, multichannel or satellite based delivery systems. We believe that our Broadcast MediaCluster System will eliminate the need for analog tape libraries and provide broadcasters with the automated storage and playback features that they require. Since 1998, we have installed our Broadcast MediaCluster System at customer locations including network affiliates and multichannel operations in the United States, Europe and the Far East.

Industry Background

Cable System Operators and Telecommunications Companies

The number of cable subscribers has been estimated at 70 million in the United States and approximately 300 million worldwide. Over the last several years, cable system operators have spent billions of dollars to upgrade their networks from analog to digital, yielding a significant increase in available bandwidth, channel capacity and two-way capability. We believe this investment by the cable system operators reflects their commitment to provide video-on-demand, advertising insertion, Internet access and other value added services to their customers, and differentiates cable system operators from competing service providers such as satellite delivery systems.

Video-on-demand services represent a new opportunity for cable system operators. The increased channel capacity through the installation of fiber optic cables has provided many cable system operators with the capacity to offer video-on-demand services to residential cable subscribers. In 2001, cable system operators and telecommunications companies began the deployment of residential video-on-demand, which allows subscribers to watch video programming at any time with pause, rewind and fast forward capabilities. Nine of the ten largest North American cable system operators have deployed video-on-demand services in one or more major residential markets. The various on-demand applications offered by cable system operators include movies-on-demand, subscription video-on-demand, and news, sports, music video and other programming. Other applications include personal video recording and targeted advertising to the viewers with video-on-demand.

In addition, because cable television programming is transmitted over broadband, or high bandwidth, networks, cable system operators have the opportunity to segment and target their programming to viewers in selected geographies. We believe that the ability of cable system operators to target viewers will extend to personal targeting of advertisements to specific individuals. In addition, continuing growth in cable television’s multiple specialized programming networks, such as CNN, MTV and ESPN and other networks such as Black Entertainment Television, Discovery Channel and Nickelodeon, allows advertisers to target viewers demographically. As cable system operators gain the ability to target individual customers with advertisements, we believe the amount of revenue derived by the cable system operators from advertising will increase.

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

Broadcast Television Companies

Both domestically and internationally, broadcast television companies face a number of new challenges to their business. Digital broadcasting mandates, changing ownership trends, new consumer alternatives and evolving viewership models are creating new dynamics that call for greater efficiencies and business innovation. We believe broadcast television companies are turning away from their tape-based systems with robotic libraries, which are cumbersome and require high levels of maintenance and manual intervention.

Many television broadcasters are using digital bandwidth to originate multiple program streams. As this application further develops, television broadcasters will require more video storage and delivery systems that can effectively manage and deliver these multiple television signals. As a result, we believe that television broadcasters will continue to automate their entire programming and advertising to reduce overall operating costs and improve reliability. In the near future we expect new opportunities for broadcasters and video-on-demand operators to create new business synergies that will likely leverage digital video storage and delivery systems to emerge.

The SeaChange Solution

We are a leading developer, manufacturer and marketer of systems, known as video storage servers, and software that automates the management and distribution of long-form video streams, such as movies or other feature presentations, and short-form video streams, such as advertisements. We market our products and services to cable system operators, telecommunications companies and broadcast television companies. Our solutions are based on the following four core areas of functionality:

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

•

Scalability.    Our products are scalable in both video storage and video output stream capacity. Our proprietary technology, including our patented single-copy storage system, the MediaClusterTM system, allows a single copy of content to be streamed through all available outputs without the need for duplication of content or re-routing between servers on the system. Our storage technology and distributed architecture results in a highly scalable system that reduces operational complexity and yields storage and bandwidth efficiencies as the amount of available content and the number of subscribers increase. Our products are scalable to the needs of our customers whether operating in a single channel system concentrated in one specific zone or a system with hundreds of channels serving multiple markets and a large number of users within each market.

•	Interoperability. Our products have been designed to be compatible with a wide range of hardware systems and software applications used by cable system operators to deliver their digital video offerings. These include set top boxes from Motorola, Scientific Atlanta, Sony, Pioneer and Pace, a variety of programming guides including TV Guide, Passport and SARA, billing systems, service delivery systems and interactive application control software. Likewise, our broadcast systems interoperate with a range of systems and applications from such companies as Adobe, Avid, Harris, Sony, Thomson and others.

•	Automation. Our automated system allows cable system operators to distribute and manage content without significant human intervention. We believe this automation also allows our customers to minimize operating personnel and equipment requirements resulting in lower ongoing operating costs.

•	Reliability. Through the use of our proprietary MediaCluster technology and application software and low-cost standard computer industry components, our products are designed to be fault resilient, with no single point of failure, providing the high reliability required for television and video-on-demand operations.

Strategy

Our objective is to be the leader in the market for the storage, management and distribution of professional quality digital video for the television marketplace. The key elements of our strategy are to:

•	Develop, Maintain and Extend Long-term Customer Relationships. We focus our product development, marketing and direct sales efforts on maintaining and extending long-term customer relationships with cable system operators, telecommunications companies and television broadcasters in the United States and internationally. We have formed important relationships with customers by initially providing solutions such as advertisement and other short-form video insertion, and we have extended these relationships to include video-on-demand systems and other interactive television services. We believe that the fundamental shift from broadcast to on-demand video and the growing emphasis on interactive technologies will continue to present opportunities for us to develop, market and support our solutions to both our existing customer base and to customers in additional markets.

•	Offer Integrated Solutions. Our customers operate complex networks that require the delivery and management of video programming across multiple channels and target zones. We believe that cable system operators desire solutions that can integrate all steps of digital video delivery, from scheduling to post-air verification and billing, which can interoperate with existing and emerging third-party equipment and software. To address these needs, we intend to continue to provide and further develop, internally and with our partners, integrated applications and support services for our customers. We believe that providing complete integrated solutions has been a significant factor in our success and will be an increasingly important competitive advantage.

•	Establish and Maintain Technological Leadership. We believe our competitive position is dependent in large part on the features and performance of our integrated systems. As a result, we focus our research and development efforts on introducing systems with improved hardware and software capabilities. We have been granted patents for our single-copy storage technology and have other patents pending. We have received several awards for technological excellence, including an Emmy Award in 2001 for our patented MediaCluster storage technology. As of January 31, 2004, over 35% of our employees were focused on research and product development efforts.

•	Provide Superior Customer Service and Support. Our products operate in customer environments where continuous operation is critical. As a result, we believe that providing a high level of service and support gives us a competitive advantage and is a differentiating factor in developing and maintaining key customer relationships. Our in-depth industry and application knowledge allows us to better understand the service needs of our customers. As of January 31, 2004, over 30% of our employees were dedicated to customer service and support, including project design and implementation, maintenance, installation and training. In addition, using remote diagnostic and communications features embedded in our products, the service organization has the ability to monitor the performance of customer installations and, in most cases, rectify problems remotely. Customers have access to service personnel via 24-hour, seven-day a week telephone support.

Products

Broadband Products

SeaChange VOD System

We have developed and are deploying a video-on-demand system for sale to cable television companies and other telecommunications companies. Our VOD System consists of:

•	our video storage servers which reside at headends or nodes in a cable system and are used to play or stream videos as requested;

•	our Command Center control software to manage and control the system;

•	our advertising systems hardware and software;

•	our Real-Time Record SystemTM, which enables broadcasted programming to be automatically encoded by cable operators, with complete trick-mode functionality or video cassette recorder -like functionality;

•	interfaces to digital headend modulators, control systems and subscriber management systems.

Our VOD System currently allows our customers to offer the following interactive services to their subscribers:

•	Video-on-Demand. This interactive service allows residential users and hotel guests to review lists of available movies and/or programming content, order individual movies and/or programs and view them in real-time. Using this service, subscribers gain full control over the video stream, including pause, fast-forward and rewind functions. Billing is typically done through the subscriber’s normal cable bill, and movie choices are refreshed on a regular basis.

•	Subscription Video-on-Demand. This interactive service provides premium channel offerings, such as those offered by HBO, Showtime or Starz, in an on-demand manner, as well as on a scheduled basis. Similar to our video-on-demand interactive service described above, our subscription video-on-demand service allows subscribers to review lists of available premium channel content, order individual programs and watch them at home with full video cassette recorder-like control over the video stream. As in video-on-demand, billing flows through the normal cable bill.

In addition, our VOD System is designed to support the following interactive services that are currently being developed by cable system operators:

•	Time-Shifted Television. This interactive service provides users with interactive control over broadcasted television programming, enabling viewers to watch sports, news, and other program types with full video cassette recorder and personal video recorder-like (e.g. Tivo) control over the video stream. We enable the provision of this service through our servers and software located in broadband headends. We believe the commercial development of the time-shifted interactive service is dependent on the resolution between content owners and broadband operators of issues relating to the manner in which content may be used. We believe this service also has the potential to accommodate new advertising techniques. Such techniques may include ad replacement or limited fast-forward functionality.

•	Targeted and Interactive Advertising. This interactive service will support interactive advertising, or advertising where the subscriber controls the path and delivery of an advertisement, in a video-on-demand service and in other forms of programming that result in a dedicated communications link between that subscriber’s set top box and the video-on-demand system itself. This service will be competitive with those provided by direct marketing and direct mail firms and may allow purchases over the television, such as one might do with a web browser over the Internet.

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

VODlink Software

VODlinkTM is a suite of software applications that provides DVD-like functionality to video-on-demand applications. We believe VODlink improves the viewer’s experience and provides video-on demand content providers with an ability to distinguish their service offering, thereby enhancing viewer brand recognition. Additionally, VODlink has the capability to transform DVDs to video-on-demand applications, which potentially offers movie studios, other DVD content providers and video service operators further opportunities to leverage the significant DVD market.

Our VODlink software suite is designed to operate with leading set-top boxes such as those from Scientific-Atlanta and Motorola. It includes tools to develop graphical interface applications that meet individual branding requirements, as well as tools that support the conversion of the DVD format to the appropriate video-on-demand requirements.

SeaChange SPOT System

Our SPOT System automates the complex process of advertisement and other video insertion across multiple channels and geographic zones for cable system operators and telecommunications companies. Through our embedded proprietary software, our SPOT System allows cable system operators to insert local and regional advertisements and other short-form video streams into the time allocated for these video streams by cable television networks such as CNN, MTV, ESPN, Black Entertainment Television, Discovery Channel and Nickelodeon. Our SPOT System is also capable of inserting advertising into digital cable channels and delivering targeted advertising, as well as advertising with interactive links to content on the VOD System, as well as to other interactive advertising systems.

Our SPOT System is an integrated solution composed of hardware platforms, software applications, data networks and easy to use graphical interfaces. Our SPOT System is designed to be installed at local cable transmission sites, known as headends, and advertising sales business offices. Our video insertion process consists of six steps:

•	Encoding. The process begins with our encoding software, which in real time transforms and compresses analog to digital short-and long-form video.

•	Storage. Our SPOT System organizes, manages and stores these video streams in a disk-based video library capable of storing thousands of advertisements.

•	Scheduling. Our advertising management software coordinates with the traffic and billing application to determine the designated time slot, channel and geographic zone for each video stream.

•	Distribution. Our strategic digital video software then copies the video files from the master video library and distributes them over the operator’s data network to appropriate headends, where they are stored in video servers for future play.

•	Insertion. Following a network cue, our video switch module automatically inserts the video stream into the network feed (initiating the analog conversion, if necessary), where they are then seen by television viewers.

•	Verification. After the video streams run, our proprietary software and hardware verifies the content, accuracy, timing and placement of these video streams to facilitate proper customer billing.

Broadcast Products

SeaChange Broadcast MediaCluster System

Our Broadcast MediaCluster System is currently composed of three to seven individual video servers arranged in a cluster acting as one system. This system is designed to provide high-quality digital based video storage and playback for use with automation systems in broadcast television stations. This product is intended to replace on-air tape decks used to store and play back advertising, movies and other programming from video tape cart systems and, in some cases, to replace the cart systems themselves. Our Broadcast MediaCluster System is designed for customers both in larger broadcast television markets, which use station automation systems, and in smaller markets, which use control software included in the system.

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

SeaChange Broadcast MediaLibrary

The SeaChange Broadcast MediaLibraryTM is a mass storage system designed specifically for media companies, including studios, television networks, stations and cable operators. The system utilizes our patented MediaCluster technology and stores any media file, independent of format and compression. This approach separates operators’ application decisions from their storage requirements, enabling all the client systems within a television facility, such as on-air servers, non-linear editors, archives, and other media tools to share a centralized, fault-resilient online storage resource. The Broadcast MediaLibrary has been deployed by a number of television operators to date.

Customer Service and Support

We install, maintain and support our hardware and software products in North America, Asia, South America and Europe. We offer basic and advanced on-site training for customer employees. We currently provide installation, maintenance and support to all our customers and provide movie content in conjunction with sales of our VOD System to hotels. We offer technical support to customers, agents and distributors on a 24-hour, seven-day a week basis. Our systems sales include at least one year of free maintenance.

Customers

We currently sell our products primarily to cable system operators, broadcast and telecommunications companies.

Our customer base is highly concentrated among a limited number of large customers, primarily due to the fact that the cable, movie, broadcast, and telecommunications industries in the United States are dominated by a limited number of large companies. A significant portion of our revenues in any given fiscal period have been derived from substantial orders placed by these large organizations. In the years ended January 31, 2002, 2003 and 2004 total revenues from our five largest customers represented approximately 61%, 70%, and 73%, respectively, of our total revenues. Customers accounting for more than 10% of total revenues consisted of Time Warner (20%), Comcast (15%), and Cablevision (11%) in the year ended January 31, 2002; Comcast (33%) and Time Warner (17%) in the year ended January 31, 2003; and Comcast (49%) and Cox (11%) in the year ended January 31, 2004. We expect that we will continue to be dependent upon a limited number of customers for a significant portion of our revenues in future periods. As a result of this customer concentration, our business, financial condition and results of operations could be materially adversely affected by the failure of anticipated orders to materialize and by deferrals or cancellations of orders as a result of changes in customer requirements or new product announcements or introductions. In addition, the concentration of customers may cause variations in revenue, expenses and operating results on a quarterly basis due to seasonality of orders being more pronounced. In addition, in 2002, Comcast merged with AT&T Broadband which reduced the number of cable operators in the United States, and other U.S. cable operators, such as Adelphia, have experienced financial difficulties.

We believe that our backlog at any particular time is not meaningful as an indicator of our future level of sales for any particular period. Because of the nature of our products and our use of standard components, substantially all of the backlog at the end of a quarter can be manufactured and shipped to the customer before the end of the following quarter. However, because of the requirements of particular customers these orders may not be shipped or, if shipped, the related revenues may not be recognized in the ensuing quarter. Therefore, there is no direct correlation between the backlog at the end of any quarter and our total sales for the following quarter or other periods.

Selling and Marketing

We sell and market our products in the United States primarily through a direct sales organization and internationally through direct sales and independent agents and distributors, complemented by a coordinated marketing effort of our corporate marketing group. Direct sales activities in the United States are conducted from our Massachusetts headquarters and seven field offices. We also market certain of our products to systems integrators and value-added resellers. During the year ended January 31, 2003, we entered into a Business Development Agreement with The ON Demand Group Limited (“ODG”), a company incorporated in England and Wales, whereby ODG agreed to exclusively purchase and to market and promote our video-on-demand systems and software worldwide in connection with furnishing video-on-demand services to ODG’s customers, primarily in Europe. As part of this strategic alliance, we invested 1.9 million U.K. pounds Sterling (approximately $3.0 million) in ODG for 717,647 ordinary shares of ODG and have committed additional debt financing, as defined in the amended agreements between the two companies.

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

We use several marketing programs focused on our targeted markets to support the sale and distribution of our products. We use exhibitions at a limited number of prominent industry trade shows and conferences and presentations at technology seminars to promote awareness of us and our products. We also publish articles in trade and technical journals and promotional product literature.

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

Our research and development expenditures totaled approximately $23.4 million, $26.1 million and $26.0 million for the years ended January 31, 2002, 2003, and 2004 respectively. At January 31, 2004, 157 employees were engaged in research and product development. We believe that the experience of our product development personnel is an important factor in our success. We perform our research and product development activities at our headquarters and in offices in Greenville, New Hampshire and Fort Washington, Pennsylvania.

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

Competition

The markets in which we compete are characterized by intense competition, with a large number of suppliers providing different types of products to different segments of the markets. In new markets for our products, we compete principally based on price. In markets in which we have an established presence, we compete principally on the basis of the breadth of our products’ features and benefits, including the flexibility, scalability, professional quality, ease of use, reliability and cost effectiveness of our products, and our reputation and the depth of our expertise, customer service and support. While we believe that we currently compete favorably overall with respect to these factors and that our ability to provide integrated solutions to manage, store and distribute digital video differentiates us from our competitors, in the future we may not be able to continue to compete successfully with respect to these factors. In the market for long-form video products including video-on-demand, we compete with various companies offering video server platforms such as Concurrent Computer Corp. and nCube Corporation. In the television broadcast market, we compete against Thomson (formerly Grass Valley Group, Inc.), Pinnacle Systems, Inc., Sony Corporation and Leitch Incorporated. In the digital advertisement insertion market, we generally compete only with nCube Corporation (formerly SkyConnect, Inc.).

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

Many of our current and prospective competitors have significantly greater financial, technical, manufacturing, sales, marketing and other resources. As a result, these competitors may be able to devote greater resources to the development, promotion, sale and support of their products. Moreover, these companies may introduce additional products that are competitive with ours or enter into strategic relationships to offer complete solutions, and in the future our products may not be able to compete effectively with these products.

Proprietary Rights

Our success and our ability to compete is dependent, in part, upon our proprietary rights. We have been granted three U.S. patents for our MediaCluster technology and have filed foreign patent applications for the same technology. We also have been granted two U.S. patents for technology related to the MediaCluster and have other patent applications in process for extensions of our existing technology and for other technologies. In addition, we rely on a combination of contractual rights, trademark laws, trade secrets and copyright laws to establish and protect our proprietary rights in our products. It is possible that in the future not all of these patents will be issued or that, if issued, the validity of these patents would not be upheld. It is also possible that the steps taken by us to protect our intellectual property will be inadequate to prevent misappropriation of our technology or that our competitors will independently develop technologies that are substantially equivalent or superior to our technology. In addition, the laws of some foreign countries in which our products are or may be distributed do not protect our proprietary rights to the same extent as do the laws of the United States. We have been and currently are involved in significant intellectual property litigation, and we may be a party to litigation in the future to enforce our intellectual property rights or as a result of an allegation that we infringe others’ intellectual property. You should refer to Note 11 to our Consolidated Financial Statements included herewith for a more detailed description of intellectual property litigation relating to our MediaCluster technology.

Employees

As of January 31, 2004, we employed 437 persons, including 157 in research and development, 135 in customer service and support, 45 in selling and marketing, 64 in manufacturing and 36 in finance and administration. We believe that our relations with our employees are good.

Geographic Information

Information about our business segments and geographic information are included in Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 5 of the Consolidated Financial Statements.

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

Our revenue growth over the last year has come predominately from sales and services related to our video-on-demand products. However, the video-on-demand market is an emerging market that may not gain broad market acceptance. The potential size of the VOD market and the timing of its development are uncertain. The success of this market requires that cable system operators, particularly the seven largest domestic cable system operators, continue to upgrade their cable networks to support digital two-way transmission service and successfully market video-on-demand and similar services to their cable television subscribers. Some cable system operators are still in the early stages of commercial deployment of video-on-demand service to major residential cable markets and, accordingly, to date our digital video systems have been commercially available only to a limited number of subscribers. If cable system operators fail to make the capital expenditures necessary to upgrade their networks or determine that broad deployment of video-on-demand services is not viable as a business proposition or if our digital video systems cannot support a substantial number of subscribers while maintaining a high level of performance, our revenues will not grow as we have planned.

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

We derive a substantial portion of our revenues from purchase orders that exceed $1.0 million in value. Therefore, any significant cancellation or deferral of purchases of our products could have a material adverse effect on our business, financial condition and results of operations in any particular quarter due to the resulting decrease in revenue and gross margin and our relatively fixed costs. In addition, to the extent significant sales occur earlier than expected, operating results for subsequent quarters may be adversely affected because our operating costs and expenses are based, in part, on our expectations of future revenues, and we may be unable to adjust spending in a timely manner to compensate for any revenue shortfall. Because of these factors, in some future quarter our operating results may be below the expectations of public market analysts and investors which may adversely affect the market price of our common stock.

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

We expect our broadband products to continue to account for a significant portion of our revenues. Accordingly, a decline in demand or average selling prices for our broadband products, whether as a result of new product introductions by others, price competition, technological change, inability to enhance the products in a timely fashion, or otherwise, could have a material adverse effect on our business, financial condition and results of operations.

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

The industry in which we operate is characterized by vigorous protection and pursuit of intellectual property rights or positions, which on occasion, have resulted in significant and often protracted litigation. We have from time to time received, and may in the future receive, communications from third parties asserting infringements on patent or other intellectual property rights covering our products or processes. We have been and currently are involved in significant intellectual property litigation, and we may be a party to litigation in the future to enforce our intellectual property rights or as a result of an allegation that we infringe others’ intellectual property. Any parties asserting that our products infringe upon their proprietary rights would force us to defend ourselves and possibly our customers or manufacturers against the alleged infringement, as many of our commercial agreements require us to defend and/or indemnify the other party against intellectual property infringement claims brought by a third party with respect to our products. These claims and any resulting lawsuit, if successful, could subject us to significant liability for damages and invalidation of our proprietary rights. In the case of a willful infringer, the definition of which is unclear, any such damages may be trebled. This possibility of multiple damages serves to increase the incentive for plaintiffs to bring such litigation. In addition, these lawsuits, regardless of their success, would likely be time-consuming and expensive to resolve and would divert management time and attention away from our operations.

Although we carry general liability insurance, our insurance may not cover potential claims of this type or may not be adequate to indemnify us for all liability that may be imposed. In addition, any potential intellectual property litigation also could force us to stop selling, incorporating or using the products that use the infringed intellectual property or obtain from the owner of the infringed intellectual property right a license to sell or use the relevant technology, although this license may not be available on reasonable terms, or at all, or redesign those products that use the infringed intellectual property. If we are forced to take any of the foregoing actions, our business may be seriously harmed. You should refer to Note 11 to our Consolidated Financial Statements included herewith for a more detailed description of intellectual property litigation relating to our MediaCluster technology.

Subsequent to our follow-on offering completed in January 2002, we have been named as a defendant in purported securities class action lawsuits, an adverse outcome in which could have a material adverse effect on our business, financial condition and results of operations by adversely affecting our cash position.

As detailed below in Note 11 to our consolidated financial statements filed herewith, we have been named as a defendant in six nearly identical purported securities class action lawsuits related to our follow-on offering completed in January 2002. The actions have since been consolidated into one action captioned: In re SeaChange International, Inc., et al. Securities Litigation, Civil Action No. 02-12116-DPW. The plaintiffs in such case are seeking recissory and other monetary damages. On February 6, 2004, Judge Woodlock of the United States District Court for the District of Massachusetts issued a memorandum granting the motion to dismiss all claims asserted against the Company and the individual defendants, and an order of dismissal was entered by the court on February 9, 2004. On February 19, 2004, the lead plaintiff filed a notice of appeal to the United States Court of Appeals for the First Circuit from the memorandum and order granting the motion to dismiss all claims in their entirety. If we are unsuccessful in defending ourselves in this litigation, such a lawsuit could adversely affect our business, financial condition and results of operations as a result of the damages that we would be required to pay. It is possible that our insurance policies either may not cover potential claims of this type or may not be adequate to indemnify us for all liability that may be imposed. While we believe the allegations underlying these lawsuits are without merit and we intend to vigorously defend ourselves, we cannot be certain that we will be successful in this litigation.

If content providers, such as movie studios, limit the scope of content licensed for use in the digital video-on-demand market, our business, financial condition and results of operations could be negatively affected because the potential market for our products would be more limited than we currently believe and have communicated to the financial markets.

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

Because we purchase certain of the components used in manufacturing our products from sole suppliers and we use a limited number of third party manufacturers to manufacture our products, our business, financial condition and results of operations could be materially adversely affected by a failure of these suppliers or manufacturers.

Certain key components of our products are currently purchased from a sole supplier, including a computer chassis manufactured by Trimm Technologic Inc., a different computer chassis manufactured by JMR Electronics, Inc., another computer chassis manufactured by Enclosure Concepts, Inc., an interface controller video transmission board manufactured by Cyclone Microsystems, Inc., a switch chassis manufactured by Ego Systems, a decoder card manufactured by Vela Research, Inc., an encoder card manufactured by Optibase, Inc. and certain digital video chips from Mellanox. We have in the past experienced quality control problems, where products did not meet specifications or were damaged in shipping, and delays in the receipt of these components. These problems were generally of short duration and did not have a material adverse effect on our business and results of operations. However, we may in the future experience similar types of problems which could be more severe or more prolonged. While we believe that there are alternative suppliers available for these components, we believe that the procurement of these components from alternative suppliers could take up to four months. In addition, these alternative components may not be functionally equivalent or may be unavailable on a timely basis or on similar terms. The inability to obtain sufficient key components as required, or to develop alternative sources if and as required in the future, could result in delays or reductions in product shipments which, in turn, could have a material adverse effect on our business, financial condition and results of operations.

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

As part of our business strategy, we may seek to acquire or invest in businesses, products or technologies that we believe could complement or expand our business, augment our market coverage, enhance our technical capabilities or otherwise offer growth opportunities. Acquisitions could create risks for us, including:

•	difficulties in assimilation of acquired personnel, operations, technologies or products which may affect our ability to develop new products and services and compete in our rapidly changing marketplace due to a resulting decrease in the quality of work and innovation of our employees upon which our business is dependent; and

•	adverse effects on our existing business relationships with suppliers and customers, which may be of particular importance to our business because our customer base is highly concentrated among a limited number of large customers, we purchase certain components used in manufacturing our products from sole suppliers and we use a limited number of third party manufacturers to manufacture our product.

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

Recent political and social turmoil, including the terrorist attacks of September 11, 2001 and armed conflict involving the United States of America, may put further pressure on economic conditions in the United States and worldwide. The political, social and economic conditions make it difficult for us, our vendors and our customers to accurately forecast and plan future business activities. Our business, financial condition and results of operations may be materially adversely affected by a fluctuation in revenue relative to our forecasted value, as we may not be able to vary our incurred expenses in response to revenue actually realized.

ITEM 2.    Properties

Our corporate headquarters, which is also our principal administrative, selling, marketing, customer service and support and product development facility, is located in Maynard, Massachusetts. This facility has approximately 105,000 square feet under a lease which expires on March 31, 2005 and an annual base rent of $696,000. We own approximately 24,000 square feet of office and manufacturing space in Greenville, New Hampshire. We lease two facilities totaling approximately 13,000 square feet in Greenville, New Hampshire that are used for the development and final assembly of our video servers. We lease approximately 14,000 square feet of office space in Fort Washington, Pennsylvania, that is primarily used for the development of custom software products for companies specializing in digital video and interactive television. We also lease small research and development and/or sales and support offices in Shanghai, China, St. Louis, Missouri, Reno, Nevada, San Jose, California, Valbonne, France, Singapore, and Tokyo, Japan.

ITEM 3.    Legal Proceedings

See Note 11 to our consolidated financial statements included herewith.

ITEM 4.    Submission of Matters To a Vote of Securities Holders

No matters were submitted during the fourth quarter of the fiscal year ended January 31, 2004 to a vote of security holders of the Company through the solicitation of proxies or otherwise.

PART II

ITEM 5.    Market for Registrant’s Common Equity and Related Stockholder Matters

Our common stock is traded on the Nasdaq National Market under the symbol “SEAC”. The following table sets forth the high and low closing sale prices for the Common Stock for the periods indicated, as reported on the Nasdaq National Market.

	High	Low
Three Month Period Ended:
April 30, 2002	$28.26	$10.36
July 31, 2002	14.20	5.95
October 31, 2002	8.91	4.51
January 31, 2003	8.25	5.15
April 30, 2003	8.49	6.23
July 31, 2003	11.68	7.65
October 31, 2003	16.57	9.56
January 31, 2004	21.03	12.65

On April 12, 2004, the last reported sale price of our common stock on the Nasdaq national market was $13.95.

We have not paid any cash dividends on our capital stock since its inception, and do not expect to pay cash dividends on our common stock in the foreseeable future. We currently intend to retain all of our future earnings for use in operation and expansion of the business.

As of April 12, 2004, we had 179 stockholders of record. We believe that the number of beneficial holders of our common stock exceeds 5,000.

ITEM 6.    Selected Financial Data

The following consolidated selected financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes included elsewhere in this annual report. The consolidated statement of operations data for each of the years ended December 31, 1999 and January 31, 2001, 2002, 2003 and 2004 and for the one month period ended January 31, 2000 and the consolidated balance sheet data at December 31, 1999 and at January 31, 2000, 2001, 2002, 2003 and 2004 are detailed below. Certain reclassifications have been made to conform the prior year amounts to the current period presentation (see Note 2 to the consolidated financial statements). The results of operations for the year ended January 31, 2003 includes an $11.1 million charge related to the unfavorable jury verdict in connection with a patent infringement claim and income tax expense of $7.9 million primarily related to a valuation allowance against net deferred tax assets. During the fourth quarter of the year ended January 31, 2001, SeaChange implemented the SEC’s SAB 101 guidelines, retroactive to the beginning of the year. The pro forma results for prior periods presented below were calculated assuming the accounting change was made retroactively to all prior periods presented. An explanation of the determination of the number of shares used in computing net income (loss) per share is given in the notes to the consolidated financial statements.

	Year ended December 31 1999	One Month Ended January 31, 2000	Year ended January 31,
			2001	2002	2003	2004
			(in thousands except per share data)
Consolidated Statement of Operations Data:
Revenues:
Systems	$68,457	$226	$74,986	$87,569	$103,282	$112,227
Services	17,881	1,532	24,545	29,835	32,344	35,939

	86,338	1,758	99,531	117,404	135,626	148,166

Costs of revenues:
Systems	38,889	633	39,928	49,127	61,599	64,927
Services	16,079	1,493	19,861	22,655	23,100	22,647

	54,968	2,126	59,789	71,782	84,699	87,574

Gross profit (loss)	31,370	(368)	39,742	45,622	50,927	60,592

Operating expenses:
Research and development	16,302	1,764	20,283	23,359	26,097	26,030
Selling and marketing	8,595	1,034	12,472	14,178	15,704	16,653
General and administrative	5,335	457	7,372	7,358	23,072	10,737
Acquisition costs	684	—	—	—	—	—

	30,916	3,255	40,127	44,895	64,873	53,420

Income (loss) from operations	454	(3,623)	(385)	727	(13,946)	7,172
Interest income (expense), net	28	9	(212)	(449)	1,447	1,734
Impairment on investment in affiliate	—	—	—	—	—	(313)

Income (loss) before income taxes, equity income (loss) in earnings of affiliates and cumulative effect of change in accounting principle	482	(3,614)	(597)	278	(12,499)	8,593
Income tax expense (benefit)	(15)	(1,156)	(690)	(103)	7,925	3,169
Equity income (loss) in earnings of affiliates	—	—	—	—	(6)	137

Income (loss) before cumulative effect of change in accounting principle	497	(2,458)	93	381	(20,430)	5,561
Cumulative effect of change in accounting principle, net of tax of $732	—	—	(1,100)	—	—	—

Net income (loss)	$497	$(2,458)	$(1,007)	$381	$(20,430)	$5,561

Earnings (loss) per share before cumulative effect of change in accounting principle:
Basic	$0.02	$(0.12)	$0.00	$0.02	$(0.77)	$0.21

Diluted	$0.02	$(0.12)	$0.00	$0.02	$(0.77)	$0.20

Earnings (loss) per share:
Basic	$0.02	$(0.12)	$(0.05)	$0.02	$(0.77)	$0.21

Diluted	$0.02	$(0.12)	$(0.05)	$0.02	$(0.77)	$0.20

Pro forma amounts assuming the change in accounting principle is applied retroactively:
Revenue	$86,169	$2,192	$99,531
Net income (loss)	323	(2,163)	93
Basic earnings (loss) per share	0.02	(0.10)	0.00
Diluted earnings (loss) per share	0.01	(0.10)	0.00

	Year ended December 31 1999	One Month Ended January 31, 2000	Year ended January 31,
			2001	2002	2003	2004
			(in thousands except per share data)
Consolidated Balance Sheet Data:
Working capital	$23,365	$20,983	$28,819	$134,921	$85,411	$99,164
Total assets	62,304	56,712	88,253	192,977	171,039	182,256
Long-term liabilities	1,231	1,144	3,934	6,363	744	209
Deferred revenue	4,380	6,292	8,435	13,071	11,624	16,437
Total liabilities	27,963	24,761	42,951	38,851	34,359	36,369
Total stockholders’ equity	34,341	31,951	45,302	154,126	136,680	145,887
Pro forma amounts assuming the change in accounting principle is applied retroactively:
Working capital	$23,191	$21,278	$28,819
Total assets	62,304	56,712	88,253
Long-term liabilities	1,231	1,144	3,934
Deferred revenue	4,549	5,857	8,435
Total liabilities	28,137	24,466	42,951
Total stockholders’ equity	34,167	32,246	45,302

ITEM 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

We are a leading developer, manufacturer and marketer of systems, known as video storage systems that automate the management and distribution of long-form video streams, such as movies or other feature presentations, and short-form video streams, such as advertisements.

We have three reportable segments: broadband systems, broadcast systems and services. The broadband systems segment includes products, such as our digital advertising and video-on-demand products that digitally manage, store and distribute digital video for cable system operators and telecommunications companies. The broadcast systems segment includes products for the storage, archival, on-air playback of advertising and other video programming for the broadcast television industry. Our system revenues are comprised of sales of our broadband and broadcast systems. The service segment is comprised of revenue related to product development contracts, installation, training, product maintenance and technical support for all of the above systems, and delivery of content which is distributed by the broadband product segment.

We have experienced fluctuations in our systems revenues from quarter to quarter due to the timing of the receipt of customer orders and the shipment of those orders. The factors that impact the timing of the receipt of customer orders include among other factors: (1) the customer’s receipt of authorized signatures on their purchase orders; (2) the budgetary approvals within the customer’s company for capital purchases; and (3) the ability to process the purchase order within the customer’s organization in a timely manner. Factors that may impact the shipment of customer orders include: (1) the availability of material to produce the product; (2) the time required to produce and test the system before delivery; and (3) the customer’s required delivery date. The delay in the timing of receipt and shipment of any one customer order can result in significant fluctuations in our revenue reported on a quarterly basis.

Our operating results are significantly influenced by a number of factors, including the mix of products sold and services provided, pricing, costs of materials used in our products and the expansion of our operations during the fiscal year. We price our products and services based upon our costs as well as in consideration of the prices of competitive products and services in the marketplace. The costs of our products primarily consist of the costs of components and subassemblies that have generally declined from product introduction to product maturity. As a result of the growth of our business, our operating expenses have historically increased in the areas of research and development, selling and marketing, customer service and support and administration. Despite the limited economic recovery, we expect that our cable and broadcast customers may still have limited capital spending budgets as we believe they are dependent on advertising revenues to fund their capital equipment purchases. Accordingly, we expect our financial results to vary from quarter to quarter and our historical financial results are not necessarily indicative of future performance.

Our ability to continue to generate revenues within the markets that our products are sold and to generate cash from operations and net income is dependent on several factors which include: (1) market acceptance of the products and services offered by our customers and increased subscriber usage and demand for these products and services; (2) selection by our customers of our products and services versus the products and services being offered by our competitors; (3) our ability to introduce new products to the market in a timely manner and to meet the demands of the market for new products and product enhancements; (4) our ability to maintain gross margins from the sale of our products and services at a level that will provide us with cash to fund our operations given the pricing pressures within the market and the costs of materials to manufacture our products; and (5) our ability to control operating costs given the fluctuations that we have experienced with revenues from quarter to quarter.

In fiscal 2004, our total revenues grew 9% to $148.2 million compared to 16% growth in fiscal 2003. The continued growth in revenues is primarily attributed to our broadband segment, in which video-on-demand systems revenues rose 33% to $83.3 million in fiscal 2004 and 45% to $62.8 million in fiscal 2003. This significant growth in systems revenues reflects the expanding deployment of residential video-on-demand systems throughout the United States of America by cable operators. We expect video-on-demand systems revenues will also increase in fiscal 2005, depending upon their continued acceptance in key regional domestic markets and their initial deployment throughout Asia and Europe. Services revenues also continued to grow, by 11% to $35.9 million in fiscal 2004 and 8% in fiscal 2003. This sustained growth is primarily attributed to providing technical support and maintenance services to an ever expanding base of equipment installed at customer sites.

Our advertising systems and our broadcast systems revenues decreased 21% to $18.5 million and 39% to $10.4 million in fiscal 2004, respectively, which compares to decreases of 11% and 6% in fiscal 2003, respectively. We believe the decrease in advertising systems revenues reflects a decline in demand for analog advertisement systems from cable operators. We expect sales of advertising systems to grow modestly in fiscal 2005. Also, the increasing rates of decline in both advertising systems and broadcast systems revenues are attributed to the continued adverse affects from the economic slowdown in the advertising industry.

Gross profits increased 3% to 41% in fiscal 2004 in comparison to a 1% decrease in fiscal 2003. Higher revenues and lower manufacturing and material costs per unit primarily contributed to this favorable performance, even though competitive pressures intensified and resulted in lower average selling prices per unit in fiscal 2004. We believe these competitive pressures will continue and our ability to maintain gross margins will be dependent upon achieving technological advances that will further reduce material costs.

Our revenue growth, improving gross margin and reduced operating costs resulted in net income of $5.6 million or $0.20 per diluted share in fiscal 2004. This improvement in operating results, combined with successful working capital management, enabled us to generate $23.2 million of cash from operations during fiscal 2004 in comparison to $7.2 million in fiscal 2003.

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

We believe that the accounting policies described below are critical to understanding our business, results of operations and financial condition because they involve significant judgments and estimates used in the preparation of our consolidated financial statements. An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that could have been used, or if changes in the accounting estimates that are reasonably likely to occur periodically, could materially impact our consolidated financial statements. We have discussed the development, selection and application of our critical accounting policies with the audit committee of our board of directors, and our audit committee has reviewed our disclosure relating to our critical accounting policies in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Other significant accounting policies, primarily those with lower levels of uncertainty than those discussed below, are also critical to understanding our consolidated financial statements. The notes to our consolidated financial statements contain additional information related to our accounting policies and should be read in conjunction with this discussion.

Revenue Recognition and Allowance for Doubtful Accounts.    The accounting related to revenue recognition is complex and affected by interpretations of the rules and an understanding of industry practices, both of which are subject to change. As a result, revenue recognition accounting rules require us to make significant judgments. In addition, our judgment is required in assessing the probability of collection, which is generally based on evaluation of customer-specific information, historical collection experience and economic market conditions. Revenues from sales of systems and software license arrangements that do not require significant modification or customization of the underlying software are recognized when title and risk of loss have passed to the customer, there is evidence of an arrangement, fees are fixed or determinable and collection of the related receivable is probable. Installation, project management and training revenue is deferred and recognized as these services are performed. Revenue from technical support and maintenance is deferred and recognized ratably over the period of the related agreements. Customers are billed for installation, project management, training, technical support and maintenance at the time of the product sale. If a portion of the sales price is not due until installation of the system is complete, that portion of the sales price is deferred until installation is complete. Revenue from movie content services is recognized based on the volume of monthly purchases that are made by hotel guests. Revenue from product development contract services is recognized based on the efforts expended in relation to the overall expected efforts for the project. Shipping and handling costs reimbursed by the customer are included in revenue and cost of revenues.

Our transactions frequently involve the sales of systems and services under multiple element arrangements. Systems sales always include at least one year of free technical support and maintenance services. Revenue under multiple element arrangements is allocated to all undelivered elements of the sales arrangement based upon the fair value of those elements. The amounts allocated to project management, training, technical support and maintenance and movie content fees are based upon the price charged when these elements are sold separately and unaccompanied by the other elements. The amount allocated to installation revenue is based upon standard hourly billing rates and the estimated time required to complete the service. The amount allocated to the sale of systems reflects the residual method basis. Under this method, the total arrangement value is allocated first to the undelivered elements, based on their fair values, with the remainder being allocated to systems revenue. Installation, project management, and training services are not essential to the functionality of systems as these services do not alter the equipment’s capabilities, are available from other vendors and the systems are standard products. For multiple element arrangements including software licenses and services where vendor-specific objective evidence of the fair value does not exist to allocate a portion of the fee to the service element, and the only undelivered element is services that do not involve significant production, modification or customization of the software, the entire arrangement is recognized as services are performed. For transactions in which consideration, including equity instruments, is given to a customer, we account for the value of this consideration as a reduction in revenue in our consolidated statement of operations. We must apply judgment in determining all elements of the arrangement and in determining the fair value for each element.

We recognize revenue for systems and services only in those situations where collection from the customer is probable. Our normal payments terms are 50% of the order due upon receipt of a customer purchase order, 25% due upon shipment of the product to the customer and 25% due 45 days after shipment of the product to the customer. Our finance management regularly monitors payments from our customers and assesses any collection issues. We perform on-going credit evaluations of our customer’s financial condition but generally do not require collateral. For some of our international customers, we require an irrevocable letter of credit to be issued by the customer before the purchase order is accepted. We maintain allowances for specific doubtful accounts based on estimates of losses resulting from the inability of our customers to make required payments and record these allowances as a charge to general and administrative expenses. We base our estimates on our historical collection and write-off experience, current trends, credit assessment, and other analysis of specific customer situations. While such credit losses have historically been within our expectations and the allowances established, we cannot guarantee that we will continue to experience the same credit loss rates that we have in the past. If the financial condition of our customers were to change, additional allowances may be required or established allowances may be considered unnecessary. For example, in the year ended January 31, 2003, we increased our accounts receivable reserves by $680,000 as a provision against outstanding amounts owed by Adelphia Communications Corp., which filed for bankruptcy in June 2002. In the year ended January 31, 2004, we reversed $350,000 of this provision as a result of events that took place during the year related to Adelphia’s announcement of its plan to emerge from bankruptcy and our ability to sell the Adelphia receivables to a third party. Judgment is required in making these determinations and our failure to accurately estimate the losses for doubtful accounts and ensure that payments are received on a timely basis could have a material adverse effect on our business, financial condition and results of operations.

In fiscal 2001, we entered into a video-on-demand purchase agreement and a common stock and warrant purchase agreement with a customer. As part of these agreements, the customer was issued common stock and earned incentive common stock purchase warrants based on the number of cable subscribers being served by our equipment which had been purchased by this customer. We determined the fair value of the common stock and the incentive common stock purchase warrants using the Black-Scholes valuation method and amortized this fair value as an offset to gross revenue in proportion to the revenue recognized from the sale of the equipment to the customer. The assumptions used in this valuation included a weighted average volatility factor, a dividend yield, a risk-free interest rate and an expected warrant term. If management had used another valuation method or different valuation assumptions, the fair value of the common stock and the warrants may have significantly changed, which could have materially impacted our results of operations. During the year ended January 31, 2004, the customer earned the remaining common stock purchase warrants available under the agreement and we are in the process of issuing these warrants and completing a final determination of the exercise prices of the warrants.

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

Our manufacturing, finance and operations personnel monitor quarterly the inventories to determine that the carrying value is stated at the lower of cost or net realizable value. We record a provision for net realizable value adjustments, including obsolete inventory, when an impairment is identified through the quarterly management review process. Obsolete inventory, consisting of on-hand components, subassemblies and finished products, is written down to its estimated net realizable value, if less than cost. The obsolescence evaluation is based upon assumptions and estimates about future demand, product mix and possible alternative uses and involves significant judgments. For example, in the year ended January 31, 2004, we recorded additional inventory reserve provisions of $1.3 million primarily related to management’s determination that certain product development initiatives would be terminated and that the inventory purchased related to these programs could not be used. For obsolete inventory that has been written down to its net realizable value, if there is a subsequent increase in demand for the same inventory at a higher value, we release the reserve upon sale or disposal of this inventory.

Investments in Affiliates.    We consolidate the balance sheets and results of operations of our wholly-owned subsidiaries. We also hold minority investments in the capital stock of certain private companies having product offerings or customer relationships that are strategic to us. These investments in affiliates include investments accounted for under the cost method and the equity method of accounting. Under the cost method of accounting, which generally applies to investments that represent less than a 20% ownership interest of the equity shares of the affiliate, the investments are carried at cost and we monitor the investments for impairment and make appropriate reductions in the carrying value, if necessary. Under the equity method of accounting, which generally applies to investments that represent 20% to 50% ownership of the equity securities of the affiliate, our proportionate ownership share of the earnings or losses of the affiliate is included in equity income (loss) in earnings of affiliates in our consolidated statement of operations. We are required to exercise judgment in determining whether an investment is more accurately reflected using the cost or equity method.

We review the fair value of our investments in affiliates on a regular basis for the existence of facts or circumstances, both internally and externally, that may suggest a decline in the value of the asset. The carrying value of our investments in affiliates may be affected by the affiliate’s ability to obtain adequate funding and execute its business plans, general market conditions, industry considerations specific to the affiliate’s business, and other factors. The inability of an affiliate to obtain future funding or successfully execute its business plan could adversely affect our equity earnings of the affiliate in the periods affected by those events. Future adverse changes in market conditions or poor operating results of the affiliates could result in equity losses or an inability to recover the carrying value of the investments in affiliates that may not be reflected in an investment’s current carrying value, thereby possibly requiring an impairment charge in the future. We record an impairment charge when we believe an investment has experienced a decline in value that is other-than-temporary.

Valuation of Long-Lived Assets.    In accordance with Statement of Financial Accounting Standards Board No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which we adopted on February 1, 2002, the carrying value of intangible assets and other long-lived assets is reviewed on a regular basis for the existence of facts or circumstances, both internal and external, that may suggest an asset is not recoverable—that is, the carrying amount of the asset exceeds the sum of the undiscounted cash flows expected to result from the asset’s use and eventual disposition. Factors we consider important that could trigger the impairment review include:

•	significant underperformance relative to historical or projected future operating results;

•	significant negative industry or economic trends;

•	significant decrease in the market value of the long-lived asset;

•	significant adverse change to the extent or manner in which a long-lived asset is being used or in its physical condition;

•	significant adverse change in legal factors or in the business climate that could affect the value of a long-lived asset;

•	significant decline in our stock price for a sustained period;

•	significant decline in our technological value as compared to the market; and

•	a reduction in our market capitalization relative to net book value.

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

Accounting for Income Taxes.    We record income taxes using the asset and liability method. Deferred income tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective income tax bases, and operating loss and tax credit carryforwards. We evaluate the weight of all available evidence to determine whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. We are required to establish a valuation allowance if the likelihood of realization of the deferred tax assets is reduced based on an evaluation of objective verifiable evidence. Significant management judgment is required in determining our income tax expense (benefit), our deferred tax assets and liabilities and any valuation allowance recorded against our deferred tax assets. In fiscal 2003, we established a valuation allowance against our deferred tax assets due to indications that they may not be fully realized. The amount of the deferred tax asset considered realizable is subject to change based on future events, including generating sufficient pre-tax book income in future periods. Through January 31, 2004, we have recorded a full valuation allowance against our net deferred tax assets due to the uncertainty of their realization as a result of cumulative historical pre-tax book losses. We will continue to assess the need for the valuation allowance at each balance sheet date based on all available evidence. If we generate sufficient future pre-tax book income, some portion or all of the valuation allowance would be reversed and a corresponding increase in net income would be reported in the future.

Accounting for Contingencies.    We are subject to certain claims and litigation including proceedings under government laws and regulations and commercial disputes relating to our operations, including ordinary routine litigation incidental to our business. We review and determine which liabilities, if any arising from these claims and litigations could have a material adverse effect on our consolidated financial position, liquidity or results of operations. We assess the likelihood of any adverse judgments or outcomes as well as potential ranges of probable losses. Loss contingency liabilities are recorded for these contingencies based on careful analysis of each matter with the assistance of outside counsel when it is probable that a liability has been incurred and the amount of the loss is reasonably estimable. These liabilities may change in the future due to new developments relating to each matter or changes in approach such as a change in settlement strategy. In the year ended January 31, 2003, we recorded charges of $11.1 million associated with an unfavourable jury verdict in connection with the litigation with nCube. We believe that our reserve of $7.6 million at January 31, 2004 related to this litigation is our best estimate of our exposure based on information currently available. We believe that any liability ultimately incurred after pursuing all legal options will not likely exceed this reserve, except for on-going legal fees associated with the dispute and additional interest on the awarded damages, which will be charged to operations.

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

Year Ended January 31, 2004 Compared to the Year Ended January 31, 2003

Systems Revenues.    Our systems revenues consist of sales of our broadband and broadcast products. Systems revenues increased 9% from $103.3 million in the year ended January 31, 2003 to $112.2 million in the year ended January 31, 2004. Revenues from the broadband segment, which accounted for 64% of total revenues in the year ended January 31, 2003 and 69% of total revenues in the year ended January 31, 2004 increased from $86.3 million in fiscal 2003 to $101.8 million in fiscal 2004. Advertising system revenues were $18.5 million for the year ended January 31, 2004 as compared to $23.5 million for the year ended January 31, 2003. Video-on-demand systems revenues increased to $83.3 million for the year ended January 31, 2004 as compared to $62.8 million for the year ended January 31, 2003. Revenues from video-on-demand systems for the years ended January 31, 2004 and 2003 were reduced by the amortization of $3.8 and $1.7 million, respectively, related to the deferred equity discount associated with the Comcast equity investment. The increase in broadband revenues is primarily attributable to the increased deployment of residential video-on-demand systems in the United States by cable operators, offset in part by a decline in the number of expansion systems purchased by United States cable system operators for advertising insertion. Broadcast system segment revenues were $17.0 million in the year ended January 31, 2003 compared to $10.4 million in the year ended January 31, 2004. The 39% decrease in broadcast revenues for the year ended January 31, 2004 was primarily attributable to a decrease in capital expenditures by broadcast companies that we believe reflects declining advertising revenues generated by those companies. We expect future revenue growth, if any, to come principally from our video-on-demand and broadcast system products as cable and telecommunications companies continue to offer new applications for their customers and the market for digital video servers within the broadcast industry continues to expand. As revenues from broadcast and interactive television products increase, the advertising products will become a smaller portion of total system revenues. However, we believe that there will be a continuing demand for expansions to existing advertising insertion systems within the United States and increasing demand for advertising insertion systems in an on demand environment as video-on-demand becomes more available to subscribers.

Services Revenues.    Our services revenues consist of fees for installation, training, project management, product maintenance, technical support services, product development contracts and movie content fees. Our services revenues increased 11% to $35.9 million in the year ended January 31, 2004 from $32.3 million in the year ended January 31, 2003. This increase in services revenues primarily resulted from the annual renewals of technical support and maintenance service contracts, price increases on certain technical support and maintenance services and the impact of a growing installed base of systems. Revenues from our wholly-owned subsidiary, Digital Video Arts, were $771,000 in the year ended January 31, 2003 and $1.5 million in the year ended January 31, 2004. Revenues from services are expected to continue to grow as the installed base of our products increases and revenues from Digital Video Arts continue to grow due to additional development contracts and new product offerings.

For the years ended January 31, 2003 and January 31, 2004, certain customers each accounted for more than 10% of our total revenues. Single customers each accounted for 33% and 17% of total revenues in the year ended January 31, 2003 and 49% and 11% of total revenues in the year ended January 31, 2004. Revenue from these customers was primarily in the broadband segment. We believe that a significant amount of our revenues will continue to be derived from a limited number of customers.

International sales accounted for approximately 12% and 13% of total revenues in the years ended January 31, 2003 and January 31, 2004, respectively. No individual country except the U.S. accounted for more than 10% of total revenue. We expect that international sales will remain a significant portion of our business in the future and expect to obtain several new video-on-demand orders in Europe and Asia during fiscal year 2005. As of January 31, 2004, substantially all sales of our products were made in United States dollars. Therefore, we have not experienced, nor do we expect to experience in the near term, any material impact from fluctuations in foreign currency exchange rates on our results of operations.

Systems Gross Profit.    Costs of systems revenues consist primarily of the cost of purchased components and subassemblies, labor and overhead relating to the final assembly and testing of complete systems and related expenses. Costs of systems revenues increased to $64.9 million in the year ended January 31, 2004 as compared to $61.6 million in the year ended January 31, 2003. In the year ended January 31, 2004, the increase in the costs of systems revenues primarily reflects higher systems revenues within the video-on-demand products. We expect the cost of systems revenues for the video-on-demand products within the broadband segment to decrease as a percentage of revenues as the revenue level increases and we improve our manufacturing and material purchasing efficiencies. Systems gross profit as a percentage of systems revenues was 40% and 42% in the years ended January 31, 2003 and January 31, 2004, respectively. Gross profit for the broadband segment increased from 40% of revenues for the year ended January 31, 2003 to 43% of revenues for the year ended January 31, 2004. The increase in broadband gross profit percentages is primarily due to higher revenues and lower material costs on certain components due to technological advances offset in part by the amortization related to the deferred equity discount associated with the Comcast equity investment and the $1.3 million inventory reserve provision related to the termination of certain product development initiatives. Gross profit for the broadcast segment decreased from 41% to 34% for the years ended January 31, 2003 and 2004, respectively. The decrease in the broadcast gross profit percentage is primarily due to lower revenues and increased pricing pressures from competitors.

Services Gross Profit.    Costs of services revenues consist primarily of labor, materials and overhead relating to the installation, training, product maintenance and technical support services provided by us and costs associated with providing movie content services. Costs of services revenues decreased 2% from $23.1 million in the year ended January 31, 2003 to $22.6 million in the year ended January 31, 2004 due to lower salaries and expenses related to our United Kingdom and hotel product operations. Services gross profit as a percentage of services revenue was 29% in the year ended January 31, 2003 and 37% in the year ended January 31, 2004. The increase in services gross profit was primarily a result of higher revenues and a slight decrease in cost of services. We expect that we will continue to experience fluctuations in gross profit percentage in the future due to the timing of revenues from technical support and other services to support the growing installed base of systems and the timing of costs associated with our ongoing investment required to continue to expand our service organization to support our installed base of systems and our new products.

Research and Development.    Research and development expenses consist primarily of the compensation of development personnel, depreciation of development and test equipment and an allocation of related facilities expenses. Research and development expenses remained relatively flat at $26.1 million, or 19% of total revenues, in the year ended January 31, 2003 compared to $26.0 million, or 18% of total revenues, in the year ended January 31, 2004. We expect that research and development expenses will increase 5% to 10% in the 2005 fiscal year as we continue our development and support of new and existing products.

Selling and Marketing.    Selling and marketing expenses consist primarily of compensation expenses, including sales commissions, travel expenses and certain promotional expenses. Selling and marketing expenses increased 6.0% from $15.7 million or 12% of total revenues, in the year ended January 31, 2003 to $16.7 million, or 11% of total revenues, in the year ended January 31, 2004. This increase is primarily due to increased sales commissions on higher revenues and higher travel costs related to increased direct sales efforts.

General and Administrative.    General and administrative expenses consist primarily of the compensation of executive, finance, human resource and administrative personnel, legal and accounting services and an allocation of related facilities expenses. In the year ended January 31, 2003, general and administrative expenses of $23.1 million, or 17% of total revenues, included the $11.1 million provision for litigation and related expenses resulting from the nCube jury verdict (see further explanation below under “Year Ended January 31, 2003 Compared to Year Ended January 31, 2002”). General and administrative expenses for the year ended January 31, 2004 of $10.7 million, or 7% of total revenues, were $12.4 million lower than the year ended January 31, 2003 primarily due to the provision from the nCube jury verdict in fiscal 2003 and lower legal costs associated with this patent infringement litigation in the year ended January 31, 2004. In addition, in the year ended January 31, 2004, we reversed $350,000 of the $680,000 provision recorded in the year ended January 31, 2003 for outstanding amounts owed by Adelphia as a result of events that took place during fiscal 2004 related to Adelphia’s announcement of its plan to emerge from bankruptcy and our ability to sell the Adelphia receivables to a third party.

Interest Income and Interest Expense.    Interest income was approximately $1.6 million in the year ended January 31, 2003 and $1.9 million in the year ended January 31, 2004. The increase in interest income primarily reflects higher average invested cash balances throughout the year and higher interest rates earned on the invested cash balance. Interest expense was approximately $154,000 in the year ended January 31, 2003 and $132,000 in the year ended January 31, 2004.

Equity income (loss) in earnings of affiliates.    Equity loss in earning of affiliates was $6,000 in the year ended January 31, 2003 and equity income in earnings of affiliates was $137,000 in the year-ended January 31, 2004. For the year ended January 31, 2004, the equity income in earnings of affiliates consists of our proportionate ownership share of the earnings of On Demand Group Limited (“ODG”) under the equity method of accounting.

Income Tax Expense.    Our effective tax rate was 63% and 36% for the years ended January 31, 2003 and 2004, respectively. During the year ended January 31, 2003, we determined that our deferred tax assets would not be realizable for financial reporting purposes as a result of the cumulative pre-tax book losses recorded over the previous fiscal years and the significant loss incurred in fiscal 2003 mainly as a result of the charge to operations recorded in the first quarter of fiscal 2003 related to the unfavorable jury verdict in the nCube litigation. During the year ended January 31, 2003, we recorded income tax expense of $7.4 million as a valuation allowance against all deferred tax assets as of that date. Through January 31, 2004, we have recorded a full valuation allowance against our net deferred tax assets due to the uncertainty of their realization as a result of cumulative historical pre-tax losses. We will continue to assess the need for the valuation allowance at each balance sheet date based on all available evidence. If we generate sufficient future pre-tax income, some portion or all of the valuation allowance would be reversed and a corresponding increase in net income would be reported in the future.

Year Ended January 31, 2003 Compared to the Year Ended January 31, 2002

Systems Revenues.    Systems revenues increased 18% from $87.6 million in the year ended January 31, 2002 to $103.3 million in the year ended January 31, 2003. Revenues from the broadband segment, which accounted for 59% of total revenues in the year ended January 31, 2002 and 64% of total revenues in the year ended January 31, 2003, increased from $69.5 million in fiscal 2002 to $86.3 million in fiscal 2003. Digital advertising system revenues were $23.5 million for the year ended January 31, 2003 as compared to $26.3 million for the year ended January 31, 2002. Video-on-demand revenues increased to $62.8 million for the year ended January 31, 2003 as compared to $43.2 million for the year ended January 31, 2002. Video-on-demand revenue for the years ended January 31, 2003 and 2002 were reduced by the amortization of $1.7 and $1.2 million, respectively, related to the deferred equity discount associated with the Comcast equity investment. The increase in broadband revenues is primarily attributable to the increased deployment of residential video-on-demand systems in the United States for cable operators, offset in part by a decline in the number of expansion systems purchased by United States cable system operators for digital advertising. Broadcast system segment revenues were $18.0 million in the year ended January 31, 2002 compared to $17.0 million in the year ended January 31, 2003. The 6% decrease in broadcast revenues for the year ended January 31, 2003 was primarily attributable to a decrease in capital expenditures by broadcast companies that we believe reflects declining advertising revenues earned by those companies.

Services Revenues.    Our services revenues increased 8% to $32.3 million in the year ended January 31, 2003 from $29.8 million in the year ended January 31, 2002. This increase in services revenues primarily resulted from the annual renewals of technical support and maintenance service contracts, price increases on certain technical support and maintenance services and the impact of a growing installed base of systems.

For the years ended January 31, 2002 and January 31, 2003, certain customers each accounted for more than 10% of our total revenues. Single customers each accounted for 20%, 15% and 11% of total revenues in the year ended January 31, 2002 and 24% and 17% of total revenues in the year ended January 31, 2003. Revenue from these customers was primarily in the broadband segment.

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

Services Gross Profit.    Costs of services revenues increased 2% from $22.7 million in the year ended January 31, 2002 to $23.1 million in the year ended January 31, 2003, primarily as a result of increased revenues and the costs associated with our hiring and training additional service personnel to provide worldwide support for the growing installed base of broadband and broadcast systems and costs associated with providing movie content. Services gross profit as a percentage of services revenue was 24% in the year ended January 31, 2002 and 29% in the year ended January 31, 2003. Improvements in the services gross profit in the year ended January 31, 2003 reflect the economies of scale resulting from the increase in the installed base of systems under maintenance service contracts and price increases on certain annual technical support and maintenance services.

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

Selling and Marketing.    Selling and marketing expenses increased 11% from $14.2 million in the year ended January 31, 2002 to $15.7 million in the year ended January 31, 2003. This increase is primarily due to increased sales commissions on higher revenues, higher travel costs related to increased direct sales efforts, and higher marketing expenses specifically for tradeshow and other promotional activities.

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

Interest Income and Interest Expense.    Interest income was approximately $268,000 in the year ended January 31, 2002 and interest income was approximately $1.6 million in the year ended January 31, 2003. The increase in interest income reflects invested cash balances resulting from our public stock offering which closed on January 31, 2002. Interest expense was approximately $717,000 in the year ended January 31, 2002 and $154,000 in the year ended January 31, 2003. The decrease in interest expense was due to the repayment of bank debt in fiscal year 2003.

Income Tax Expense (Benefit).    As a result of the cumulative pre-tax book losses over recent fiscal years, including the significant loss incurred in fiscal 2003, mainly as the result of the charge to operations recorded in the first quarter of fiscal 2003 related to the unfavorable jury verdict in the nCube litigation, we determined that our deferred tax assets as of April 30, 2002 would not be realized for financial reporting purposes. Accordingly, we recorded income tax expense of $7.4 million, as a valuation allowance against all net deferred tax assets as of that date. In addition, we did not record any income tax benefit for the operating losses generated during fiscal 2003. Our effective tax rate was 63% and (37)% for the years ended January 31, 2003 and 2002, respectively. The change in the effective tax rate from fiscal 2002 to fiscal 2003 was largely due to the income tax expense recorded as a valuation allowance in the first quarter of fiscal 2003.

Quarterly Results of Operations

The following table presents unaudited financial information for the quarterly periods in the years ended January 31, 2003 and January 31, 2004. The results for any quarter are not necessarily indicative of future quarterly results, and we believe that period-to-period comparisons should not be relied upon as an indication of future performance. Certain reclassifications have been made to conform the prior year amounts to the current year presentation.

	Three months ended
	April 30, 2002	July 31, 2002	October 31, 2002	January 31, 2003	April 30, 2003	July 31, 2003	October 31, 2003	January 31, 2004
	(in thousands, except per share amounts)
Revenue	$34,136	$33,657	$34,416	$33,417	$34,774	$36,347	$38,157	$38,888
Gross profit	12,160	12,747	12,917	13,103	13,719	14,849	15,334	16,690
Operating expenses	26,998	13,736	13,762	10,377	13,247	13,518	13,476	13,179
Net income (loss)	(21,835)	(635)	(541)	2,581	562	942	1,464	2,593
Earnings (loss) per share—Basic	(0.82)	(0.02)	(0.02)	0.10	0.02	0.04	0.05	0.10
Earnings (loss) per share—Diluted	(0.82)	(0.02)	(0.02)	0.10	0.02	0.03	0.05	0.09

We have experienced significant variations in revenues, expenses and operating results from quarter to quarter and such variations are likely to continue. A significant portion of our revenues have been generated from a limited number of customers, and it is difficult to predict the timing of future orders and shipments to these and other customers. Customers can cancel or reschedule shipments, and development or production difficulties could delay shipments. During the quarterly periods outlined above, we experienced variations in our revenues from quarter to quarter primarily related to the significant growth of our video-on-demand products in the broadband segment and the decline in revenues from our advertising and broadcast products.

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

Operating expenses also vary with the number, timing and significance of new product and product enhancement introductions by us and our competitors, increased competition, the gain or loss of significant customers, the hiring of new personnel and general economic conditions. During the quarterly periods outlined above, we experienced certain fluctuations in our operating expenses. Our selling and marketing costs fluctuate from quarter to quarter as a result of large tradeshows that take place in the first and third quarter of the year and significant promotional costs that are incurred for new product introductions. Our general and administrative expenses were significantly impacted during fiscal year 2003 by the unfavorable jury verdict in the nCube patent infringement litigation, which included a $14.4 million charge in the first quarter of fiscal 2003 and a $3.5 million reversal of a portion of this charge in the fourth quarter of fiscal 2003 and on-going legal costs associated with this litigation. All of the above factors are difficult for us to forecast, and these or other factors may have a materially adverse effect on our business, financial condition and results of operations for one quarter or a series of quarters. Only a small portion of our expenses vary with revenues in the short-term and there would likely be a material adverse effect on our operating results if future revenues are lower than expectations.

Based upon all of the forgoing, we believe that quarterly revenues and operating results are likely to vary significantly in the future and that period-to-period comparisons of our results of operations are not necessarily meaningful and, therefore, should not be relied upon as indications of future performance.

Liquidity and Capital Resources

We have financed our operations and capital expenditures primarily with the proceeds from sales of our common stock, borrowings and cash flows generated from operations. Cash and cash equivalents increased $18.8 million from $68.8 million at January 31, 2003 to $87.6 million at January 31, 2004 largely due to cash provided by operating activities. Working capital, excluding long-term marketable securities, increased from approximately $85.4 million at January 31, 2003 to approximately $99.2 million at January 31, 2004.

Net cash provided from operating activities for the year ended January 31, 2003 and January 31, 2004 was approximately $7.2 million and $23.2 million, respectively. The net cash provided by operating activities in the year ended January 31, 2004 was the result of net income of $5.6 million adjusted for non-cash expenses including depreciation and amortization of $11.0 million and the changes in certain operating assets and liabilities. The significant changes in assets and liabilities that provided cash from operations included a decrease in accounts receivable of approximately $4.7 million, an increase in deferred revenue of $4.8 million, and an increase in income taxes payable of $1.1 million. These items that generated cash from operations were offset by a decrease in accounts payable of $7.8 million. Our increase in cash provided from operating activity in fiscal 2004 included significant cash collections from accounts receivables of $168.0 million compared to $148.0 million in fiscal 2003. We expect that the video-on-demand products within the broadband segment will continue to require a significant amount of cash to fund future product development and demonstration equipment and to meet higher forecasted revenue levels.

Net cash used in investing activities was approximately $38.0 million for the year ended January 31, 2003 and $6.6 million for the year ended January 31, 2004. Investment activity consisted primarily of purchases of marketable securities of $7.2 million, capital expenditures of $2.7 million and an additional investment in an affiliated company of approximately $800,000, offset by sales of marketable securities of $4.1 million.

Net cash used in financing activities was approximately $4.4 million for the year ended January 31, 2003 compared to net cash provided by financing activities of approximately $2.2 million for the year ended January 31, 2004. In the year ended January 31, 2004, the cash provided by financing activities included approximately $3.3 million in proceeds from the issuance of common stock in connection with stock option exercises and the employee stock purchase plan, partially offset by the repayment of borrowings under the equipment line of credit and capital lease obligations of $900,000.

In October 2001, we entered into a $10.0 million revolving line of credit with a bank that expired in October 2003. In December 2003, we renewed the revolving line of credit with that bank for a two year period and increased the committed amount from $10.0 million to $15.0 million. Loans made under this revolving line of credit bear interest at a rate per annum equal to the bank’s prime rate which was 4.0% on January 31, 2004. Borrowings under this line of credit are collateralized by substantially all of our assets. The loan agreement requires that we provide the bank with certain periodic financial reports and comply with certain financial ratios including a minimum level of earnings before interest, taxes and depreciation and amortization on a trailing twelve month basis, when amounts are outstanding under the loan agreement. As of January 31, 2004, we were in compliance with the financial covenants. There are currently no amounts outstanding under the revolving line of credit.

In October 2000, we entered into an agreement with a bank to finance $1.2 million of the construction costs related to the purchase and renovation of a manufacturing mill in New Hampshire that we previously purchased in February 2000. Upon occupancy of the building in November 2000, the loan converted into two promissory notes whereby we paid principal and interest based upon a fixed interest rate of 8.875% per annum over a five and ten year period. Borrowings under the loan were secured by the land and buildings of the renovated mill. The loan agreement required that we provide the bank with certain periodic financial reports and comply with certain annual financial ratios on an annual basis. In October 2003, we repaid the remaining $800,000 outstanding principal and interest under the loan.

In October 2002, SeaChange entered into a Subscription and Shareholders Agreement (the “Subscription Agreement”) with ODG, a company incorporated in England and Wales that provides video-on-demand services in Europe. Pursuant to the Subscription Agreement, SeaChange invested 1.5 million U.K. pounds Sterling (approximately $2.4 million) in exchange for 600,000 ordinary shares of ODG representing approximately 23% of the total outstanding capital stock of ODG on that date. As part of the Subscription Agreement, SeaChange had committed to purchase additional ordinary shares and preference shares of ODG from ODG and certain of its existing shareholders under certain conditions in the Agreement. SeaChange also entered into a Business Development Agreement with ODG for a minimum of five years whereby ODG agreed to exclusively purchase and to market and promote SeaChange’s video-on-demand systems and software worldwide in connection with furnishing video-on-demand services to ODG’s customers.

In October 2003, SeaChange and ODG amended the Subscription Agreement to remove SeaChange’s commitment to purchase additional ordinary and preference shares from ODG and certain of its existing shareholders. As part of the amended Subscription Agreement, SeaChange has committed to loan ODG up to 5.5 million U.K. pounds Sterling (approximately $9.3 million) payable in tranches of 500,000 U.K. pounds Sterling or multiples thereof. ODG’s ability to draw-down the loan is subject to certain conditions including ODG’s execution of a carriage agreement with a cable operator prior to December 31, 2004 and its achievement of certain financial targets. Any outstanding loan amounts would mature five years from the date of the first draw-down and interest is payable quarterly at the rate of 8.1% per annum. No amounts are outstanding as of January 31, 2004.

In December 2003, SeaChange purchased 117,647 common shares of ODG from its principal owners for 400,000 U.K. pounds Sterling (approximately $692,000).

The following table reflects our current and contingent contractual obligations to make potential future payments (in thousands):

	Payment due by period
($000’s)	Total	Less than one year	One to three years	Three to five years	More than Five years
Non-cancelable lease obligations	$3,448	2,054	1,143	251	—
Purchase obligations	$6,398	6,398	—	—	—

Total	$9,846	8,452	1,143	251	—

It is typical for us to experience fluctuations in our monthly operating results primarily due to the timing of receiving customer orders and the related shipment of these customer orders. As a result of these monthly fluctuations, we may experience an increase in our inventories as a result of procurement of both short and long lead components for anticipated orders for both our product segments, a decrease in our accounts payable balance primarily due to the timing of payments for materials purchased for prior month shipments, a decrease in accounts receivable due to the timing of customer shipments or customer deposits and a resulting increase or decrease in cash and cash equivalents.

We believe that existing funds combined with available borrowings under the revolving line of credit and cash provided by future operating activities are adequate to satisfy our working capital and capital expenditure requirements and other contractual obligations for the foreseeable future, including at least the next 24 months.

Effects of Inflation

Our management believes that financial results have not been significantly impacted by inflation and price changes.

New Accounting Pronouncements

In January 2003, the FASB issued FIN No. 46, “Consolidation of Variable Interest Entities” and, in December 2003, issued a revision to that interpretation. FIN No. 46R replaces FIN No. 46 and addresses consolidation by business enterprises of variable interest entities that possess certain characteristics. A variable interest entity (VIE) is defined as (a) an ownership, contractual or monetary interest in an entity where the ability to influence financial decisions is not proportional to the investment interest, or (b) an entity lacking the invested capital sufficient to fund future activities without the support of a third party. FIN No. 46R establishes standards for determining under what circumstances VIEs should be consolidated with their primary beneficiary, including those to which the usual condition for consolidation does not apply. We will adopt FIN No. 46R in the first quarter of fiscal 2005.

We continue to evaluate the impact of FIN 46R on our financial condition and results of operations. Based on our preliminary analysis of the impact of FIN 46R, we believe that it is reasonably possible that we will be required to consolidate our equity investment in ODG when the consolidation requirements become effective in the first quarter ending April 30, 2004. We believe that we hold a majority of the related financial risks, despite our lack of voting control over ODG. As of January 31, 2004, ODG had net assets of approximately $4.1 million. For the year ended January 31, 2004, ODG had revenues of approximately $4.3 million and a net income of $460,000. As a result of the adoption of FIN 46R, we may be required to include an additional $5.1 million in assets and $921,000 in liabilities in our consolidated balance sheet. Our maximum exposure to losses, however, as a result of our involvement with ODG is $3.2 million, consisting of our investment in ODG (see Note 5 to the consolidated financial statements).

In February 2003, the FASB issued Emerging Issues Task Force 00-21 (“EITF 00-21”), “Revenue Arrangements with Multiple Deliverables.” EITF 00-21 requires revenue arrangements with multiple deliverables to be divided into separate units of accounting. If the deliverables in the arrangement meet certain criteria, arrangement consideration should be allocated among the separate units of accounting based on their relative fair values. Applicable revenue recognition criteria should be considered separately for separate units of accounting. The guidance in EITF 00-21 is effective for revenue arrangements entered into fiscal periods beginning after June 15, 2003. The adoption of EITF 00-21 has not had a material impact on our financial position or results of operations.

In May 2003, the FASB issued Statement of Financial Accounting Standards 150, “Accounting For Certain Financial Instruments with Characteristics of Both Liabilities and Equity” (SFAS 150), which establishes standards for how an issuer of financial instruments classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003. In November 2003, the FASB deferred the classification and measurement provisions for certain mandatorily redeemable non-controlling interests for an indefinite period of time. The adoption of SFAS 150 had no impact on our financial position or operating results.

In December 2003, the SEC issued Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition, which supersedes SAB No. 101, Revenue Recognition in Financial Statements. SAB No. 104 rescinds accounting guidance in SAB No. 101 related to multiple-element arrangements as this guidance has been superseded as a result of the issuance of EITF 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables” (“EITF 00-21”). The adoption of SAB No. 104 had no impact on our financial position, results of operations or cash flows.

ITEM 7A.    Quantitative and Qualitative Disclosures About Market Risk

We face exposure to financial market risks, including adverse movements in foreign currency exchange rates and changes in interest rates. These exposures may change over time as business practices evolve and could have a material adverse impact on our financial results. Our primary exposure has been related to local currency revenue, as most of our revenues are in U.S. dollars, and operating expenses in Europe and Asia. Historically, we have not hedged specific currency exposures as gains and losses on foreign currency transactions have not been material to date. At January 31, 2003 and January 31, 2004, we had approximately $6.5 million and $0 outstanding related to variable rate U.S. dollar denominated debt. The carrying value of these short-term borrowings approximated fair value due to the short maturities of these instruments. Assuming a hypothetical 10% adverse change in the interest rate, interest expense on these short-term borrowings would increase by approximately $4,000 for the twelve month period ended January 31, 2003. As there were no amounts outstanding at January 31, 2004 related to variable rate debt there was no interest rate exposure.

The carrying amounts reflected in the consolidated balance sheet of cash and cash equivalents, trade receivables and trade payables approximate fair value at January 31, 2004 due to the short maturities of these instruments.

We maintain investment portfolio holdings of various issuers, types, and maturities. Our cash and marketable securities include cash equivalents, which we consider to be investments purchased with original maturities of three months or less. Given the short maturities and investment grade quality of the portfolio holdings at January 31, 2004, a sharp rise in interest rates should not have a material adverse impact on the fair value of our investment portfolio. As a result, we do not currently hedge these market risk exposures. At January 31, 2004, we had $7.8 million in short-term marketable securities and $26.7 million in long-term marketable securities.

ITEM 8.    Financial Statements and Supplementary Data

The Company’s Financial Statements and Schedules, together with the independent auditors’ report thereon, appear at pages F-1 through F-27, and S-1, respectively, of this Form 10-K. The supplementary financial information required by Item 302 of Regulation S-K is included in this Annual Report under Item 6.

ITEM 9.    Changes in and Disagreements with Accountants and Financial Disclosure

Not applicable.

ITEM 9A.    Controls and Procedures

We evaluated the effectiveness of our disclosure controls and procedures, as defined in Securities Exchange Act of 1934, as amended (the “Exchange Act”) Rule 13a-15(e), as of the end of the period covered by this annual report on Form 10-K. William C. Styslinger, III, our Chief Executive Officer, and William L. Fiedler, our Chief Financial Officer, reviewed and participated in this evaluation. Based upon that evaluation, Messrs. Styslinger and Fiedler concluded that our disclosure controls and procedures were effective as of the end of the period covered by the report and as of the date of the evaluation.

As a result of the evaluation completed by us, and in which Messrs. Styslinger and Fiedler participated, we have concluded that there were no changes during the fiscal quarter ended January 31, 2004 in our internal controls over financial reporting, which have affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART III

ITEM 10.    Directors and Executive Officers of the Registrant

Information concerning the directors of SeaChange is hereby incorporated by reference from the information contained under the heading “Election of Director” in SeaChange’s definitive proxy statement related to SeaChange’s Annual Meeting of Stockholders to be held on or about July 14, 2004 which will be filed with the Commission within 120 days after the close of the fiscal year (the “Definitive Proxy Statement”).

Certain information concerning directors and executive officers of SeaChange is hereby incorporated by reference to the information contained under the headings “Occupations of Directors and Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our Definitive Proxy Statement.

ITEM 11.    Executive Compensation

Information concerning executive compensation is hereby incorporated by reference to the information contained under the headings “Executive Compensation”, “Compensation of Directors”, “Compensation and Option Committee Report”, “Stock Performance Graph”, “Compensation Committee Interlocks and Insider Participation” and “Options and Stock Plans” in the Definitive Proxy Statement.

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

PART IV

ITEM 15.    Exhibits, Financial Statement Schedule, and Reports on Form 8-K

(a)(1) INDEX TO THE CONSOLIDATED FINANCIAL STATEMENTS

The following Consolidated Financial Statements of the Registrant are filed as part of this report:

(a)(2) INDEX TO FINANCIAL STATEMENT SCHEDULE

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

(a)(3) INDEX TO EXHIBITS

See attached Exhibit Index of this Annual Report on Form 10-K.

(b) REPORTS ON FORM 8-K

A Form 8-K was furnished to the Securities and Exchange Commission on November 25, 2003 furnishing information pursuant to Item 12 relating to the press release of the Company, dated November 25, 2003 reporting the Company’s financial results for the fiscal quarter ended October 31, 2003.

The Company did not file or furnish any other reports on Form 8-K during the fourth fiscal quarter of 2004.

(c) EXHIBITS

The Company hereby files as part of this Form 10-K the Exhibits listed in Item 15 (a) (3) above. Exhibits which are incorporated herein by reference can be inspected and copied at the public reference facilities maintained by the Securities and Exchange Commission (the “Commission”), 450 Fifth Street, Room 1024, N.W.,Washington, D.C. 20549. Copies of such material can also be obtained from the Public Reference Section of the Commission, 450 Fifth Street, N.W., Washington, D.C. 20549, at prescribed rates.

(d) FINANCIAL STATEMENT SCHEDULES

The Company hereby files as part of this Form 10-K the consolidated financial statements schedule listed in Item 15 (a) (2) above, which is attached hereto.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, SeaChange International, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:	April 14, 2004

SEACHANGE INTERNATIONAL, INC.

By:	/s/ WILLIAM C. STYSLINGER, III
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

Signature	Title(s)	Date

/s/ WILLIAM C. STYSLINGER, III William C. Styslinger, III	President, Chief Executive Officer, Chairman of the Board and Director (Principal Executive Officer)	April 14, 2004

/s/ WILLIAM L. FIEDLER William L. Fiedler	Vice President, Finance and Administration, Chief Financial Officer, Secretary and Treasurer (Principal Financial and Accounting Officer)	April 14, 2004

/s/ MARTIN R. HOFFMANN Martin R. Hoffmann	Director	April 14, 2004

/s/ CARMINE VONA Carmine Vona	Director	April 14, 2004

/s/ THOMAS F. OLSON Thomas F. Olson	Director	April 14, 2004

EXHIBIT INDEX

Exhibit No.		Description
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

10.14

—Lease Agreement dated May 28, 1998 between Robert Quirk, Trustee of Maynard Industrial Properties Associates Trust and the Company (filed as Exhibit 10.3 to the Company’s Annual Report on Form 10-K previously filed on March 24, 1999 with the Commission (File No. 000-21393) and incorporated herein by reference).

10.15

—Subscription and Shareholders Agreement, dated as of October 29, 2002, by and between the Company, ON Demand Group Limited and the other parties thereto (filed as Exhibit 2.1 to the Company’s Current Report on From 8-K previously filed on November 13, 2002 with the Commission (File No. 000-21393) and incorporated herein by reference).

10.16

—Articles of Association of ON Demand Group Limited, as adopted by special resolution passed on October 28, 2002 (filed as Exhibit 2.2 to the Company’s Current Report on Form 8-K previously filed on November 13, 2002 with the Commission (File No. 000-21393) and incorporated herein by reference).

10.17

—Amendment No. 3, dated as of December 1, 2003, between the Company and Citizens Bank of Massachusetts, to that certain Loan and Security Agreement, dated as of October 22, 2001 by and between the Company and Citizens Bank of Massachusetts (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on December 15, 2003 with the Commission (File No. 000-21393) and incorporated herein by reference).

10.18

—Amended and Restated Subscription and Shareholders Agreement, dated as of October 16, 2003, by and between the Company, ON Demand Group Limited and the other parties thereto (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on December 15, 2003 with the Commission (File No. 000-21393) and incorporated herein by reference).

21.1

—List of Significant Subsidiaries (filed as Exhibit 21.1 to the Company’s Annual Report on Form 10-K/A previously filed on April 14, 2000 with the Commission (File No. 000-21393) and incorporated herein by reference).

23.1	*	—Consent of PricewaterhouseCoopers LLP
24.1		—Power of Attorney (included on signature page).
31.1	*	—Certification Pursuant to Rule 13a-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	*	—Certification Pursuant to Rule 13a-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	*	—Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	*	—Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Provided herewith.
**	Confidential treatment requested as to certain portions of the document, which portions have been omitted and filed separately with the Commission.

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Shareholders of SeaChange International, Inc.:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of SeaChange International, Inc. and its subsidiaries at January 31, 2003 and 2004 and the results of their operations and their cash flows for each of the three years in the period ended January 31, 2004 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Boston, Massachusetts

March 1, 2004

SEACHANGE INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEET

(in thousands, except share and per share data)

	January 31, 2003	January 31, 2004
Assets
Current assets:
Cash and cash equivalents	$68,776	$87,597
Marketable securities	1,008	7,777
Accounts receivable, net of allowance for doubtful accounts of $1,437 at January 31, 2003 and $1,197 at January 31, 2004	21,291	16,572
Inventories	23,189	19,738
Prepaid expenses and other current assets	4,762	3,640

Total current assets	119,026	135,324
Property and equipment, net	14,970	14,757
Marketable securities	30,750	26,669
Investments in affiliates	2,965	3,809
Intangibles, net	2,893	1,293
Goodwill	253	253
Other assets	182	151

	$171,039	$182,256

Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of lines of credit and obligations under capital lease	$214	$399
Accounts payable	10,165	2,367
Income taxes payable	377	1,336
Accrued litigation reserve	7,503	7,604
Other accrued expenses	3,122	7,616
Customer deposits	610	401
Deferred revenue	11,624	16,437

Total current liabilities	33,615	36,160

Long-term portion of lines of credit and obligations under capital lease	744	209

Commitments and contingencies (Note 11)
Stockholders’ equity:
Convertible preferred stock, 5,000,000 shares authorized, none outstanding	—	—
Common stock, $.01 par value; 100,000,000 shares authorized; 26,762,767 and 27,279,365 shares issued and outstanding at January 31, 2003 and 2004, respectively	268	273
Additional paid-in capital	161,510	165,410
Accumulated deficit	(24,954)	(19,393)
Accumulated other comprehensive loss	(144)	(403)

Total stockholders’ equity	136,680	145,887

	$171,039	$182,256

The accompanying notes are an integral part of these consolidated financial statements.

SEACHANGE INTERNATIONAL, INC.

CONSOLIDATED STATEMENT OF OPERATIONS

(in thousands, except per share data)

	Year ended January 31,
	2002	2003	2004
Revenues:
Systems	$87,569	$103,282	$112,227
Services	29,835	32,344	35,939

	117,404	135,626	148,166

Costs of revenues:
Systems	49,127	61,599	64,927
Services	22,655	23,100	22,647

	71,782	84,699	87,574

Gross profit	45,622	50,927	60,592

Operating expenses:
Research and development	23,359	26,097	26,030
Selling and marketing	14,178	15,704	16,653
General and administrative	7,358	23,072	10,737

	44,895	64,873	53,420

Income (loss) from operations	727	(13,946)	7,172
Interest income	268	1,601	1,866
Interest expense	(717)	(154)	(132)
Impairment on investments in affiliates	—	—	(313)

Income (loss) before income taxes and equity income (loss) in earnings of affiliates	278	(12,499)	8,593
Income tax expense (benefit)	(103)	7,925	3,169
Equity income (loss) in earnings of affiliates	—	(6)	137

Net income (loss)	$381	$(20,430)	$5,561

Earnings (loss) per share:
Basic	$0.02	$(0.77)	$0.21

Diluted	$0.02	$(0.77)	$0.20

Shares used in calculating:
Basic earnings (loss) per share	22,878	26,623	26,969

Diluted earnings (loss) per share	23,917	26,623	27,905

The accompanying notes are an integral part of these consolidated financial statements.

SEACHANGE INTERNATIONAL, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(in thousands, except share data)

	Common Stock		Additional paid-in capital	Deferred Equity Discount	Due from Shareholders	Accumulated deficit	Accumulated other comprehensive loss	Total Stockholders’ Equity	Compre- hensive income (loss)
	Number of shares	Par value
Balance at January 31, 2001	22,037,811	$221	$50,157	$—	$—	$(4,905)	$(171)	$45,302
Issuance of common stock pursuant to exercise of stock options	282,683	3	2,451	—	(122)	—	—	2,332
Issuance of common stock in connection with the employee stock purchase plan	71,622	1	1,154	—	—	—	—	1,155
Issuance of common stock in connection with Comcast investment	756,144	7	12,148	(2,329)	—	—	—	9,826
Amortization of deferred equity discount	—	—	—	1,165	—	—	—	1,165
Issuance of common stock pursuant to public offering net of issuance costs	3,384,411	33	92,654	—	—	—	—	92,687
Tax benefit from stock options			1,350	—	—	—	—	1,350
Translation adjustment	—	—	—	—	—	—	(72)	(72)	(72)
Net income	—	—	—	—	—	381	—	381	381

Comprehensive income									$309

Balance at January 31, 2002	26,532,671	265	159,914	(1,164)	(122)	(4,524)	(243)	154,126
Issuance of common stock pursuant to exercise of stock options	55,923	1	205	—	—	—	—	206
Issuance of common stock in connection with the employee stock purchase plan	174,173	2	1,171	—	—	—	—	1,173
Collection of amounts due from shareholders	—	—	—	—	122	—	—	122
Issuance costs related to public offering of common stock	—	—	(161)	—	—	—	—	(161)
Stock-based compensation expense related to options issued to non-employees	—	—	49	—	—	—	—	49
Amortization of deferred equity discount	—	—	132	1,164	—	—	—	1,296
Tax benefit from stock options	—	—	200	—	—	—	—	200
Translation adjustment	—	—	—	—	—	—	99	99	99
Net loss	—	—	—	—	—	(20,430)	—	(20,430)	(20,430)

Comprehensive loss									$(20,331)

Balance at January 31, 2003	26,762,767	268	161,510	—	—	(24,954)	(144)	136,680
Issuance of common stock pursuant to exercise of stock options	319,931	3	1,468	—	—	—	—	1,471
Issuance of common stock in connection with the employee stock purchase plan	152,433	2	1,843	—	—	—	—	1,845
Issuance of common stock for SeaChange Systems stock	44,234	—	339	—	—	—	—	339
Unrealized loss on marketable securities, net of tax	—	—	—	—	—	—	(242)	(242)	(242)
Tax benefit from stock options	—	—	250	—	—	—	—	250
Translation adjustment	—	—	—	—	—	—	(17)	(17)	(17)
Net income	—	—	—	—	—	5,561	—	5,561	5,561

Comprehensive income									$5,302

Balance at January 31, 2004	27,279,365	$273	$165,410	$—	$—	$(19,393)	$(403)	$145,887

The accompanying notes are an integral part of these consolidated financial statements

SEACHANGE INTERNATIONAL, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

Increase (Decrease) in Cash and Cash Equivalents

(in thousands)

	Year ended January 31,
	2002	2003	2004
Cash flows from operating activities:
Net income (loss)	$381	$(20,430)	$5,561
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	7,354	8,295	7,188
Inventory valuation allowance	—	265	1,340
Amortization of deferred equity discount	1,165	1,706	3,795
Tax benefit from stock options	1,350	200	250
Impairment on investment in affiliate	—	—	313
Equity (income) loss on investment in affiliate	—	6	(137)
Loss on disposal of assets	—	—	166
Write-off of deferred legal costs	—	1,450	—
Deferred income taxes	(1,100)	8,726	49
Stock-based compensation related to options issued to non-employees	—	49	—
Changes in operating assets and liabilities:
Accounts receivable	(2,804)	8,625	4,719
Inventories	(1,061)	(298)	43
Prepaid expenses and other current assets and other assets	(311)	(2,175)	864
Accounts payable	(2,597)	(4,570)	(7,798)
Income taxes payable	(886)	307	1,095
Accrued litigation reserve	—	7,503	101
Other accrued expenses	20	875	1,038
Customer deposits	(1,462)	(1,874)	(209)
Deferred revenue	4,636	(1,447)	4,813

Net cash provided by operating activities	4,685	7,213	23,191

Cash flows from investing activities:
Purchases of marketable securities	—	(31,758)	(7,210)
Sales of marketable securities	—	—	4,143
Purchases of property and equipment	(5,879)	(3,270)	(2,736)
Increase in intangible assets	(2,748)	(472)	—
Investments in affiliates	(493)	(2,479)	(797)

Net cash used in investing activities	(9,120)	(37,979)	(6,600)

Cash flows from financing activities:
Proceeds from borrowings under line of credit	5,410	—	—
Repayments under revolving line of credit	(4,000)	—	—
Repayments under line of credit and equipment line of credit	(5,021)	(5,561)	(900)
Repayments of obligations under capital lease	(201)	(135)	(186)
Collection of amounts due from shareholders	—	122	—
Proceeds from issuance of common stock, net of issuance costs	106,000	1,218	3,316

Net cash provided by (used in) financing activities	102,188	(4,356)	2,230

Net increase (decrease) in cash and cash equivalents	97,753	(35,122)	18,821
Cash and cash equivalents, beginning of period	6,145	103,898	68,776

Cash and cash equivalents, end of period	$103,898	$68,776	$87,597

Supplemental disclosure of cash flow information:
Income taxes paid	$749	$281	$1,768
Interest paid	$717	$154	$132
Supplemental disclosure of noncash financing and investing activity:
Transfer of items originally classified as inventories to fixed assets	$2,701	$2,420	$2,205
Transfer of items originally classified as fixed assets to inventories	$723	$1,586	$147
Issuance of common stock for SeaChange Systems common stock	$—	$—	$339
Warrant issued in connection with investment in affiliate	$—	$—	$223
Fixed assets acquired under capital lease	$—	$—	$737

The accompanying notes are an integral part of these consolidated financial statements.

SEACHANGE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Nature of Business

SeaChange International, Inc. (“SeaChange” or “the Company”) develops, manufactures and sells systems, known as video storage servers, that automate the management and distribution of both short-form video streams, such as advertisements, and long-form video streams, such as movies or other feature presentations, each of which requires precise, accurate and continuous execution, to cable system operators, telecommunications companies and broadcast television companies. Through January 31, 2004, substantially all of SeaChange’s revenues were derived from the sale of systems and related services and movie content to cable system operators, broadcast and telecommunications companies located in the United States of America and internationally.

2.    Summary of Significant Accounting Policies

Significant accounting policies followed in the preparation of the accompanying consolidated financial statements are as follows:

Principles of Consolidation

The Company consolidates the balance sheets and results of operations of its wholly owned subsidiaries. SeaChange also holds minority investments in the capital stock of certain private companies having product offerings or customer relationships that are strategic to the Company. These investments in affiliates include investments accounted for under the cost method and the equity method of accounting. Under the cost method of accounting, which generally applies to investments that represent less than a 20% ownership interest of the equity shares of the affiliate, the investments are carried at cost and SeaChange monitors the investments for impairment and makes appropriate reductions in the carrying value, if necessary. Under the equity method of accounting, which generally applies to investments that represent 20% to 50% ownership of the equity securities of the affiliate, SeaChange’s proportionate ownership share of the earnings or losses of the affiliate are included in equity income (loss) in earnings of affiliates in the consolidated statement of operations.

Revenue Recognition

Revenues from sales of systems and software license arrangements that do not require significant modification or customization of the underlying software are recognized when title and risk of loss has passed to the customer, there is evidence of an arrangement, fees are fixed or determinable and collection of the related receivable is probable. Installation, project management and training revenue is deferred and recognized as these services are performed. Revenue from technical support and maintenance is deferred and recognized ratably over the period of the related agreements. Customers are billed for installation, project management, training and maintenance at the time of the product sale. If a portion of the sales price is not due until installation of the system is complete, that portion of the sales price is deferred until installation is complete. Revenue from movie content services is recognized based on the volume of monthly purchases that are made by hotel guests. Revenue from product development contract services is recognized based on the efforts expended in relation to the overall efforts for the project. Shipping and handling costs reimbursed by customers are included in revenue and cost of revenues.

SeaChange’s transactions frequently involve the sales of systems and services under multiple element arrangements. Systems sales always include at least one year of free technical support and maintenance services. Revenue under multiple element arrangements is allocated to all undelivered elements of the sales arrangement based upon the fair value of those elements. The amounts allocated to training, project management, technical support and maintenance and movie content fees are based upon the price charged when these elements are sold separately and unaccompanied by the other elements. The amount allocated to installation revenue is based upon standard hourly billing rates and the estimated time required to complete the service. The amount allocated to the

SEACHANGE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

sales of systems reflects the residual method basis. Under this method, the total arrangement value is allocated first to undelivered elements, based on their fair values, with the remainder being allocated to systems revenue. Installation, training and project management services are not essential to the functionality of systems as these services do not alter the equipment’s capabilities, are available from other vendors and the systems are standard products. For multiple element arrangements including software licenses and services where vendor-specific objective evidence of the fair value does not exist to allocate a portion of the fee to the service element, and the only undelivered element is services that do not involve significant production, modification or customization of the software, the entire arrangement is recognized as services are performed. For transactions in which consideration, including equity instruments, is given to a customer, SeaChange accounts for the value of this consideration as a reduction in revenue in the consolidated statement of operations (see Note 13).

Certain reclassifications have been made to conform the prior year amounts to the current period presentation. In the fourth quarter of the fiscal year ended January 31, 2004, the Company reclassified reimbursable service expenses to be consistent with EITF 01-14, “Income Statement Characterization of Reimbursements Received for Out of Pocket Expenses Incurred.” As a result, amounts billed to customers for reimbursable out-of-pocket expenses of $2.1 million, $1.8 million and $1.6 million for the fiscal years ended January 31, 2004, 2003 and 2002, respectively, have been reclassified from being an offset to cost of services revenue to an addition to services revenue for all reporting periods. The amounts reclassified had no effect on current or previously reported income (loss) from operations, net income (loss) or earnings (loss) per share.

Concentration of Credit Risk

Financial instruments which potentially expose SeaChange to concentrations of credit risk include temporary and long-term cash investments, including investments in treasury bills, certificates of deposits and commercial paper, trade accounts receivable, accounts payable and accrued liabilities. The Company restricts its cash investments to repurchase agreements with major banks and U.S. government and corporate securities which are subject to minimal credit and market risk. For trade accounts receivable, SeaChange evaluates customers’ financial condition, requires advance payments from certain of its customers and maintains reserves for potential credit losses. At January 31, 2003 and January 31, 2004, SeaChange had an allowance for doubtful accounts of $1,437,000 and $1,197,000, respectively, to provide for potential credit losses. Such losses have not exceeded management’s expectations to date.

In the years ended January 2002, 2003 and 2004, revenues from SeaChange’s five largest customers represented approximately 61%, 70%, and 73% respectively, of SeaChange’s total revenues. In the year ended January 31, 2002, three customers each individually accounted for more than 10% of SeaChange’s revenue. In the years ended January 31, 2003 and January 31, 2004, two customers each individually accounted for more than 10% of SeaChange’s revenues (see Note 4). At January 31, 2004, one customer accounted for 22% of SeaChange’s accounts receivable and at January 31, 2003, two customers accounted for 41% and 12%, respectively, of SeaChange’s accounts receivable.

Use of Estimates

The preparation of these financial statements in conformity with accounting principles generally accepted in the United States of America requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and disclosure of contingent assets and liabilities. On an ongoing basis, management evaluates these estimates and judgments, including those related to revenue recognition, adequacy of reserves, valuation of investments and income taxes. The Company bases these estimates on historical and anticipated results and trends and on various other assumptions that the Company believes are reasonable under the circumstances, including assumptions as to future events. These estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. By their nature, estimates are subject to an inherent degree of uncertainty. Actual results may differ from management’s estimates. Certain reclassifications have been made to prior year’s consolidated financial statements to conform with the current presentation.

SEACHANGE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Cash, Cash Equivalents, and Marketable Securities

SeaChange’s investment portfolio consists of investments classified as cash equivalents, short-term marketable securities and long-term marketable securities. All highly liquid investments with an original maturity of three months or less when purchased are considered to be cash equivalents. All cash equivalents are carried at cost, which approximates fair value. SeaChange’s marketable securities are classified as available for sale as defined in SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” and reported at fair value. Any unrealized gains or losses are included in stockholders’ equity as a component of accumulated other comprehensive loss. Any realized gains or losses would be shown in the accompanying consolidated statements of operations in other income or expense. The cost basis, aggregate fair value and unrealized gains and losses for SeaChange’s cash, cash equivalents, short- and long-term marketable securities portfolio is shown below (in thousands):

	Cost	Fair Market Value	Unrealized Gain (Loss)
January 31, 2003:
Cash and money market funds	$60,676	$60,676	$—
State and municipal obligations	8,100	8,100	—
Corporate debt securities	1,012	1,008	(4)

Cash, cash equivalents and marketable securities—short-term	69,788	69,784	(4)
Debt securities issued by the United States Treasury and other United States government agencies	20,497	20,532	35
Corporate debt securities	10,249	10,218	(31)

Marketable securities—long-term	30,746	30,750	4

Total cash, cash equivalents and marketable securities	$100,534	$100,534	$—

January 31, 2004:
Cash and money market funds	$81,497	$81,497	$—
State and municipal obligations	6,100	6,100	—
US government agency issues	6,279	6,229	(50)
Corporate debt securities	1,606	1,548	(58)

Cash, cash equivalents and marketable securities—short-term	95,482	95,374	(108)
US government agency issues	14,443	14,396	(47)
Corporate debt securities	12,496	12,273	(223)

Marketable securities—long-term	26,939	26,669	(270)

Total cash, cash equivalents and marketable securities	$122,421	$122,043	$(378)

The short-term marketable securities mature in less than one year. Long-term marketable securities have maturities of one to three years. Unrealized losses relate to changes in interest rates. No individual investments have been in a loss position for more than one year.

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

SEACHANGE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Property and Equipment

Property and equipment consists of land and buildings, office and computer equipment, leasehold improvements, demonstration equipment, deployed assets and spare components and assemblies used to service SeaChange’s installed base. Demonstration equipment consists of systems manufactured by SeaChange for use in marketing and selling activities. Property and equipment are recorded at cost and depreciated using the straight-line method over their estimated useful lives. Leasehold improvements are amortized over the shorter of their estimated useful lives or the term of the respective leases using the straight-line method. Deployed assets are the movie systems owned and manufactured by SeaChange that are installed in a hotel environment. Deployed assets are depreciated over the life of the related service agreements ranging from 2 to 7 years. Maintenance and repair costs are expensed as incurred. Significant improvements are capitalized and depreciated. Upon retirement or sale, the cost of the assets disposed of, and the related accumulated depreciation, are removed from the accounts, and any resulting gain or loss is included in the determination of net income.

Software development costs associated with internal-use software are accounted for in accordance with Statement of Position (“SOP”) 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.” Costs associated with software developed or obtained for internal use are capitalized when the Company has completed the preliminary project stage and has determined that the project will be completed and used to perform the function intended. Capitalization of such costs ceases when the project is substantially complete and ready for its intended purpose. Post-implementation training, maintenance and other operating costs are expensed as incurred. At January 31, 2004, $958,000 of internal use software costs are capitalized. There was no amortization expense in the fiscal years ended January 31, 2002, 2003 or 2004 related to these internal use software costs.

Goodwill and Intangible Assets

On February 1, 2002, SeaChange adopted SFAS No. 142, “Goodwill and Other Intangible Assets” (SFAS 142) that requires, among other things, the discontinuance of goodwill amortization, the reclassification of certain existing recognized intangibles as goodwill, the reassessment of the useful lives of existing recognized intangibles and reclassification of certain intangibles out of previously reported goodwill. SeaChange reassessed the useful lives of the intangible assets and determined that the lives were appropriate. In accordance with SFAS 142, amortization of goodwill was discontinued as of February 1, 2002. Prior to the adoption of SFAS 142, goodwill was amortized on a straight-line basis over its estimated useful life. In accordance with SFAS 142, SeaChange also reassessed the classification of goodwill and intangible assets that resulted in $253,000 being identified as goodwill and the remaining gross carrying value of $5.2 million with an accumulated amortization balance of $1.3 million being identified as patent and completed technology related intangibles. Goodwill is reported as part of the broadband reporting segment. Goodwill amortization for the year ended January 31, 2002 was $128,000.

SFAS 142 requires SeaChange to evaluate goodwill for impairment on, at least, an annual basis. SeaChange evaluates the recoverability of goodwill annually in the fourth quarter, or more frequently if events or changes in circumstances, such as declines in sales, earnings or cash flows or material adverse changes in the business climate, indicate that the carrying value of an asset might be impaired. Goodwill is considered to be impaired when the net book value of a reporting unit exceeds its estimated fair value. Fair values are primarily determined using a discounted cash flow methodology. The determination of discounted cash flows is based on SeaChange’s strategic plans and future forecasts. SeaChange completed the transitional goodwill impairment test in the first quarter of the year ended January 31, 2003 and the annual impairment tests as of January 31, 2003 and 2004, and determined that no adjustment was required to the carrying value of goodwill based on the analyses performed.

SEACHANGE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following is the effect on net income (loss) and net income (loss) per share had SFAS 142 been in effect for the year ended January 31, 2002 (in thousands, except per share amounts):

	Year ended January 31,
	2002	2003	2004
Net income (loss)	$381	$(20,430)	$5,561
Add back: Impact of goodwill amortization	128	—	—

Adjusted net income (loss)	$509	$(20,430)	$5,561

Net income (loss) per share—diluted	$0.02	$(0.77)	$0.20
Add back: Impact of goodwill amortization	0.00	—	—

Adjusted net income (loss) per share—diluted	$0.02	$(0.77)	$0.20

In January 2003, SeaChange repurchased all of the outstanding common shares and unexercised common stock options of SeaChange Systems, Inc. (“Systems”), a majority-owned subsidiary of SeaChange. As a result of this transaction, Systems became a wholly-owned subsidiary of SeaChange in fiscal year 2003. The holders of a total of 157,012 Systems common shares and 19,900 Systems common stock options ceased to be the holders of such securities and received 44,234 shares of SeaChange common stock, $.01 par value per share. SeaChange issued the 44,234 shares of common stock in fiscal 2004. This repurchase was accounted for under the purchase method of accounting and, accordingly, the purchase price was allocated to the assets acquired based on their estimated fair values at the date of acquisition. The assets acquired consist of completed technology relating to the Company’s broadband and broadcast products. The aggregate consideration was approximately $339,000, of which $301,000 was allocated to intangible assets and the remaining consideration of $38,000, related to the exchange of Systems common stock options for SeaChange common stock, was charged to compensation expense.

At January 31, 2003 and 2004, the net intangible assets of $2.9 million and $1.3 million, respectively, consist of capitalized patent defense costs, reported as part of the broadband segment, and amortized to general and administrative expenses over their four-year estimated useful life; and of completed technology, reported as part of the broadband and broadcast segments, and amortized to general and administrative expenses over its estimated four-year useful life. At both January 31, 2003 and 2004, the gross carrying value of these intangibles was $5.7 million, and the accumulated amortization was $2.8 million and $4.4 million, respectively. Amortization expense for these intangibles was $1.1 million, $1.5 million and $1.6 million for the years ended January 31, 2002, 2003 and 2004, respectively. Amortization expense for these intangibles is estimated to be $1.1 million, $100,000, $100,000, $0, and $0 for the fiscal years ending January 31, 2005, 2006, 2007, 2008 and 2009, respectively.

Long-lived Assets

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which SeaChange adopted on February 1, 2002, the carrying value of intangible assets and other long-lived assets is reviewed on a regular basis for the existence of facts or circumstances, both internal and external, that may suggest an asset is not recoverable—that is, the carrying amount of the asset exceeds the sum of the undiscounted cash flows expected to result from the asset’s use and eventual disposition. Factors SeaChange considers important that could trigger the impairment review include:

•	significant underperformance relative to historical or projected future operating results;

•	significant negative industry or economic trends;

•	significant decrease in the market value of the long-lived asset;

•	significant adverse change to the extent or manner in which a long-lived asset is being used or in its physical condition;

SEACHANGE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

•	significant adverse change in legal factors or in the business climate that could affect the value of a long-lived asset;

•	significant decline in our stock price for a sustained period;

•	significant decline in our technological value as compared to the market; and

•	a decline in the Company’s market capitalization relative to net book value.

If such circumstances exist, SeaChange evaluates the carrying value of long-lived assets to determine if impairment exists based upon estimated undiscounted future cash flows over the remaining useful life of the assets and compares that value to the carrying value of the assets. If the carrying value of the assets is greater than the estimated future undiscounted cash flows, the assets are written down to their estimated fair value. SeaChange determines the estimated fair value of the assets on a projected discounted cash flow method using a discount rate determined by management to be commensurate with the risk inherent in the current business model. In determining expected future cash flows, assets are grouped at the lowest level for which cash flows are identifiable and independent of cash flows from other asset groups. SeaChange’s cash flow estimates contain management’s best estimates, using appropriate and customary assumptions and projections at the time.

Research and Development and Software Development Costs

SeaChange has evaluated the establishment of technological feasibility of its products in accordance with Statement of Financial Accounting Standards (SFAS) No. 86, “Accounting for the Costs of Computer Software to Be Sold, Leased or Otherwise Marketed”. SeaChange sells products in a market that is subject to rapid technological change, new product development and changing customer needs. The time period during which costs could be capitalized from the point of reaching technological feasibility until the time of general product release is very short, and consequently, the amounts that could be capitalized are not material to the Company’s financial position or results of operations. Therefore, SeaChange has charged all of such costs to research and development in the period incurred.

Stock Compensation

SeaChange accounts for its stock option plans and stock purchase plan under the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” (“APB 25”) and related interpretations and provides pro forma footnote disclosures as though the fair value method under SFAS No. 123, “Accounting for Stock-Based Compensation,” (“SFAS 123”), as amended by SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure, An Amendment of SFAS No. 123”, was followed. Non-employee stock awards are accounted for in accordance with SFAS No. 123 and Emerging Issues Task Force Issue No. 96-18, “Accounting for Equity Instruments That are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services”. SeaChange’s employee stock purchase plan is a non-compensatory plan and its stock option plans are accounted for using the intrinsic value method under the provisions of APB 25. Had compensation for SeaChange’s stock based compensation plans been accounted for at fair value, the amounts reported in the consolidated statement of operations for the years ended January 31, 2002, 2003 and 2004 would have been:

	Year ended January 31,
	2002	2003	2004
Net income (loss), as reported	$381,000	$(20,430,000)	$5,561,000
Less: Stock-based compensation expense determined under fair value method for all awards, net of related tax effects	(16,285,000)	(14,070,000)	(8,024,000)

Pro forma net loss	$(15,904,000)	$(34,500,000)	$(2,463,000)

Diluted earnings (loss) per share
As reported	$0.02	$(0.77)	$0.20
Pro forma	$(0.70)	$(1.30)	$(0.09)

SEACHANGE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The fair value of each option granted was estimated on the date of grant assuming a weighted average volatility factor of 100% for the years ended January 31, 2002, 2003 and 2004. Additional weighted average assumptions used for grants during the years ended January 31, 2002, 2003 and 2004, included: dividend yield of 0.0% for all periods; risk-free interest rates of 3.7% for options granted during the year ended January 31, 2002; 2.0% for options granted during the year ended January 31, 2003; 2.0% for options granted during the year ended January 31, 2004; and an expected option term of 7.5 years for all periods.

Because additional option grants are expected to be made each year and options vest over several years, the above pro forma disclosures are not representative of pro forma effects on reported net income (loss) for future years.

Foreign Currency Translation

SeaChange has determined that the functional currency of its foreign subsidiaries is the local currency. Accordingly, assets and liabilities are translated to U.S. dollars at current exchange rates as of each balance sheet date. Income and expense items are translated using average exchange rates during the year. Cumulative currency translation adjustments are presented as a separate component of stockholders’ equity. Transaction gains and losses and unrealized gains and losses on intercompany receivables are recognized in the consolidated statement of operations and are not material.

Comprehensive Income (Loss)

SFAS No. 130, “Reporting Comprehensive Income” (“SFAS 130”) requires that changes in comprehensive income (loss) be shown in a financial statement that is displayed with the same prominence as other financial statements. SeaChange has presented accumulated other comprehensive income (loss) and total comprehensive income (loss) in the Statement of Stockholders’ Equity. Total comprehensive income (loss) consists primarily of cumulative translation adjustments and unrealized gains and losses on marketable securities, net of income tax.

Advertising Costs

Advertising costs are charged to expense as incurred. Advertising costs were $543,000, $297,000 and $172,000 for the years ended January 31, 2002, 2003 and 2004, respectively.

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

For the year ended January 31, 2003, 4,762,000 common shares issuable upon the exercise of stock options are antidilutive because SeaChange recorded a net loss for the period and, therefore, have been excluded from the diluted loss per share computation. For the years ended January 31, 2002 and January 31, 2004, 2,084,000 and 1,987,000, respectively, of common shares issuable upon the exercise of stock options are antidilutive and have been excluded from the diluted earnings per share computation as the exercise prices of these common shares were above the market price of the common stock at the periods indicated.

SEACHANGE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Below is a summary of the shares used in calculating basic and diluted earnings (loss) per share for the periods indicated:

	Year Ended January 31,
	2002	2003	2004
Weighted average shares used in calculating earnings (loss) per share—Basic	22,878,000	26,623,000	26,969,000
Dilutive common stock equivalents	1,039,000	—	936,000

Weighted average shares used in calculating earnings (loss) per share—Diluted	23,917,000	26,623,000	27,905,000

New Accounting Pronouncements

In January 2003, the FASB issued FIN No. 46, “Consolidation of Variable Interest Entities” and, in December 2003, issued a revision to that interpretation. FIN No. 46R replaces FIN No. 46 and addresses consolidation by business enterprises of variable interest entities that possess certain characteristics. A variable interest entity (VIE) is defined as (a) an ownership, contractual or monetary interest in an entity where the ability to influence financial decisions is not proportional to the investment interest, or (b) an entity lacking the invested capital sufficient to fund future activities without the support of a third party. FIN No. 46R establishes standards for determining under what circumstances VIEs should be consolidated with their primary beneficiary, including those to which the usual condition for consolidation does not apply. The Company will adopt FIN No. 46R in the first quarter of fiscal 2005.

The Company continues to evaluate the impact of FIN 46R on its financial condition and results of operations. Based on the Company’s preliminary analysis of the impact of FIN 46R, the Company believes that it is reasonably possible that the Company will be required to consolidate its equity investment in On Demand Group Limited (“ODG”) when the consolidation requirements become effective in the first quarter ending April 30, 2004. The Company believes it holds a majority of the related financial risks, despite the Company’s lack of voting control over ODG. As of January 31, 2004, ODG had net assets of approximately $4.1 million. For the year ended January 31, 2004, ODG had revenues of approximately $4.3 million and a net income of $460,000. As a result of the adoption of FIN 46R, the Company may be required to include an additional $5.1 million in assets and $921,000 in liabilities in its consolidated balance sheet. The Company’s maximum exposure to losses, however, as a result of its involvement with ODG is $3.2 million, consisting of its investment in ODG (see Note 5).

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

In May 2003, the FASB issued Statement of Financial Accounting Standards 150, “Accounting For Certain Financial Instruments with Characteristics of Both Liabilities and Equity” (“SFAS 150”), which establishes standards for how an issuer of financial instruments classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003. In November 2003, the FASB deferred the classification and measurement provisions for certain mandatorily redeemable non-controlling interests for an indefinite period of time. The adoption of SFAS 150 had no impact on the Company’s financial position or operating results.

SEACHANGE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

In December 2003, the SEC issued Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition” (“SAB 104”), which supersedes SAB No. 101, “Revenue Recognition in Financial Statements” (“SAB 101”). SAB 104 rescinds accounting guidance in SAB No. 101 related to multiple-element arrangements as this guidance has been superseded as a result of the issuance of EITF 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables” (“EITF 00-21”). The adoption of SAB 104 had no impact on the Company’s financial position, results of operations or cash flows.

3.    Consolidated Balance Sheet Detail

Inventories consist of the following:

	January 31,
	2003	2004
Components and assemblies	$19,268,000	$13,994,000
Finished products	3,921,000	5,744,000

	$23,189,000	$19,738,000

Property and equipment consist of the following:

	Estimated useful life (years)	January 31,
		2003	2004
Land		$283,000	$283,000
Buildings	20	1,794,000	1,966,000
Office furniture and equipment	5	2,699,000	2,905,000
Computer and demonstration equipment	3	22,908,000	25,485,000
Deployed assets	2-7	3,652,000	3,472,000
Service and spare components	5	4,394,000	5,010,000
Leasehold improvements	1-7	2,153,000	2,176,000
Automobiles/truck	5	101,000	505,000
Construction in progress		—	1,047,000

		37,984,000	42,849,000
Less—Accumulated depreciation and amortization		23,014,000	28,092,000

		$14,970,000	$14,757,000

Depreciation expense was $6,091,000, $6,786,000 and $5,588,000 for the years ended January 31, 2002, 2003 and 2004, respectively. At January 31, 2003 and 2004, SeaChange had $374,000 and $1,111,000, respectively of assets under capital leases with accumulated amortization of $355,000 and $374,000, respectively.

Other accrued expenses consist of the following:

	January 31,
	2003	2004
Accrued commissions and bonus	$761,000	$937,000
Accrued sales and use taxes	296,000	300,000
Accrued software licenses	496,000	172,000
Accrued legal and accounting	290,000	787,000
Accrued equity warrants (see Note 13)	410,000	4,205,000
Other accrued expenses	869,000	1,215,000

	$3,122,000	$7,616,000

SEACHANGE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

4.    Segment Information and Significant Customer Information

SeaChange has three reportable segments: broadband systems, broadcast systems and services. The broadband systems segment develops, markets and sells products to digitally manage, store and distribute digital video for cable system operators and telecommunications companies. The broadcast systems segment develops, markets and sells products for the storage, archival, on-air playback of advertising and other video programming for the broadcast television industry. The services segment provides installation, training, product maintenance and technical support for all of the above systems and movie content which is distributed by the broadband product segment. SeaChange does not measure the assets allocated to the segments. SeaChange measures profitability of the segments based on their respective gross profits. There were no inter-segment sales or transfers. Long-lived assets are principally located in the United States. The following summarizes the revenues and cost of revenues by reportable segment:

	Year ended January 31,
	2002	2003	2004
Revenues:
Broadband systems	$69,541,000	$86,319,000	$101,790,000
Broadcast systems	18,028,000	16,963,000	10,437,000
Services	29,835,000	32,344,000	35,939,000

	$117,404,000	$135,626,000	$148,166,000

Costs of revenues:
Broadband systems	$38,899,000	$51,618,000	$58,015,000
Broadcast systems	10,228,000	9,981,000	6,912,000
Services	22,655,000	23,100,000	22,647,000

	$71,782,000	$84,699,000	$87,574,000

Revenues in the broadband segment consisted of sales of video-on-demand products of $43.2 million, $62.8 million and $83.3 million in the years ended January 31, 2002, 2003 and 2004, respectively and sales of advertising insertion products of $26.3 million, $23.5 million and $18.5 million in the years January 31, 2002, 2003 and 2004, respectively.

The following summarizes revenues by geographic locations:

	Year ended January 31,
	2002	2003	2004
Revenues:
United States of America	$101,278,000	$119,697,000	$129,511,000
Canada and South America	1,498,000	2,527,000	5,603,000
Europe	7,368,000	7,406,000	5,567,000
Other international locations	7,260,000	5,996,000	7,485,000

	$117,404,000	$135,626,000	$148,166,000

The following summarizes revenues by significant customer where such revenue exceeded 10% of total revenues of that year. Revenues from significant customers were generated in the broadband segment.

	Year ended January 31,
	2002	2003	2004
Customer A	15%	33%	49%
Customer B	—	—	11%
Customer C	20%	17%	—
Customer D	11%	—	—

SEACHANGE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

5.    Investments in Affiliates

Visible World.    In the fourth quarter of fiscal year 2002, SeaChange entered into a Joint Development and Marketing Agreement with Visible World. The purpose of the partnership is to integrate the advertising insertion product offerings that SeaChange offers with the software technologies of Visible World, which would enable advertisers an end-to-end solution for providing target advertising to their customers. Commencing on November 29, 2002, the agreement is terminable on 90-days notice given by either party. In conjunction with the arrangement, Visible World issued SeaChange a fully vested warrant to purchase one million shares of Series B Preferred Stock at an exercise price of $0.01 per share. The warrant expires at the earliest of a) the consummation of a qualified public offering, as defined in the agreement, by Visible World, b) the sale of Visible World, as defined in the warrant agreement and c) 10 years. Because the issuance of the warrant to SeaChange under the terms of the agreement is in exchange for services to be provided by SeaChange, the warrant is accounted for under the guidance of EITF 00-08, “Accounting by a Grantee for an Equity Instrument to be Received in Conjunction with Providing Goods or Services.” Management determined the fair value of the warrant as of the date of the grant based on available financial information using the Black-Scholes valuation model. The assumptions used in this valuation included: a fair value of Visible World stock of $0.50 per share, a weighted average volatility factor of 100%, a dividend yield of 0.0%, a risk-free interest rate of 4.22%, and an expected warrant term of 5 years. SeaChange recorded the value of the warrant of $493,000 as a long-term investment included in investments in affiliates with an offsetting amount included in deferred revenue. SeaChange is recognizing the deferred revenue over a five year period, the expected term of the services ending in the fourth quarter of fiscal year 2007.

SeaChange reviews the fair value of its investment on a regular basis for the existence of facts or circumstances, both internally and externally, that may suggest an other than temporary decline in the fair value of the asset. In August 2003, Visible World completed the first phase of a private financing in which it raised $4.6 million in exchange for preferred stock. As a result of the financing, SeaChange determined that the fair value of the warrant had declined and recorded a $313,000 charge related to the other than temporary loss on the investment. In connection with this financing, SeaChange’s warrant to purchase one million shares of Series B preferred stock of Visible World was amended to be exercisable for one million shares of common stock of Visible World; and SeaChange exercised the warrant to purchase the one million shares of Visible World common stock. SeaChange subsequently exchanged 95,517 shares of Visible World common stock for 1,192,311 shares of Series A-1 Preferred Stock. In addition, as part of Visible World’s private financing, SeaChange invested $96,000 for an additional 1,192,311 shares of Series A-1 Preferred Stock. In January 2004, SeaChange and Visible World signed a revised Marketing Agreement in which SeaChange agreed to receive warrants to purchase 2.8 million shares of preferred stock of Visible World in lieu of future royalties that would have been earned by SeaChange relating to revenue earned by Visible World in accordance with an agreement between Visible World and Comcast Cable Corporation (“Comcast”). The warrants will vest over the five year term of the agreement between Visible World and Comcast. SeaChange estimated the fair value of these warrants to be $223,000 and included the amount in investments in affiliates with an offsetting amount included in deferred revenue. SeaChange will recognize the deferred revenue over a five year period, the term of the agreement. As of January 31, 2004, SeaChange owned less than 5% of the common and preferred stock of Visible World and is accounting for this investment under the cost method of accounting.

On Demand Group.    In the third quarter of fiscal year 2003, SeaChange entered into a Subscription and Shareholders Agreement (the “Subscription Agreement”) with The On Demand Group Limited (“ODG”), a company incorporated in England and Wales that provides video-on-demand services in Europe. Pursuant to the Subscription Agreement, the Company invested 1.5 million U.K. pounds Sterling (approximately $2.4 million) in exchange for 600,000 ordinary shares of ODG representing approximately 23% of the total outstanding capital stock of ODG as of October 29, 2002. As part of the Subscription Agreement, SeaChange committed to purchase additional ordinary shares and preference shares of ODG from ODG and certain of its existing shareholders

SEACHANGE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

under certain conditions in the Subscription Agreement. SeaChange entered into a Business Development Agreement with ODG for a minimum of five years whereby ODG agreed to exclusively purchase and to market and promote the Company’s video-on-demand systems and software worldwide in connection with furnishing video-on-demand services to ODG’s customers.

In October 2003, the Subscription Agreement with ODG was amended to remove SeaChange’s commitment to purchase additional ordinary and preference shares from ODG and certain of its existing shareholders. As part of the amended Subscription Agreement, SeaChange committed to loan ODG up to 5.5 million U.K. pounds Sterling (approximately $9.3 million) payable in tranches of 500,000 U.K. pounds Sterling or multiples thereof. ODG’s ability to draw-down the loan is subject to certain conditions including ODG’s execution of a carriage agreement with a cable operator prior to December 31, 2004 and its achievement of certain financial targets. Any outstanding loan amounts would mature five years from the date of the first draw-down and interest is payable quarterly at the rate of 8.1% per annum. No amounts are outstanding as of January 31, 2004.

In December 2003, SeaChange purchased 117,647 common shares of ODG from its principal owners for 400,000 U.K. pounds Sterling (approximately $692,000) increasing SeaChange’s ownership percentage to 28% as of that date.

6.    Lines of Credit and Long-Term Bank Debt

In the third quarter of fiscal year 2002, SeaChange entered into a $10.0 million revolving line of credit with a bank that expired in October 2003. In December 2003, the Company renewed the revolving line of credit with that bank for a two year period and increased the committed amount from $10.0 million to $15.0 million. Loans made under this revolving line of credit bear interest at a rate per annum equal to the bank’s prime rate, 4.0% on January 31, 2004. As of January 31, 2004, SeaChange had no borrowings outstanding under this revolving line of credit. Borrowings under this line of credit are collateralized by substantially all of SeaChange’s assets. The loan agreement requires that SeaChange provide the bank with certain periodic financial reports and comply with certain financial ratios including a minimum level of earnings before interest, taxes and depreciation and amortization on a trailing twelve month basis when amounts are outstanding under the loan agreement. As of January 31, 2004, the Company was in compliance with the financial covenants.

In the third quarter of fiscal 2001, SeaChange entered into an agreement with a bank to finance $1.2 million of the construction costs related to the purchase and renovation of a manufacturing mill in New Hampshire that SeaChange previously purchased in February 2000. During the construction period, interest accrued and was paid at a per annum rate of 8.875%. Upon occupancy of the building, the loan converted into two promissory notes whereby SeaChange paid principal and interest based upon a fixed interest rate of 8.875% per annum over a five and ten year period. Borrowings under the loan were collateralized by the land and buildings of the renovated mill. The loan agreement required that SeaChange provide the bank with certain periodic financial reports and comply with certain financial ratios. In October 2003, SeaChange repaid $800,000, the remaining outstanding principal and interest under the loan.

7.    Income Taxes

The components of income (loss) before income taxes are as follows:

	Year ended January 31,
	2002	2003	2004
Domestic	$352,000	$(12,213,000)	$8,450,000
Foreign	(74,000)	(292,000)	280,000

	$278,000	$(12,505,000)	$8,730,000

SEACHANGE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The components of the income tax expense (benefit) are as follows:

	Year ended January 31,
	2002	2003	2004
Current expense (benefit):
Federal	$—	$(1,082,000)	$2,052,000
State	—	211,000	843,000
Foreign	79,000	70,000	225,000

	79,000	(801,000)	3,120,000

Deferred expense (benefit):
Federal	(82,000)	6,545,000	49,000
State	2,000	2,056,000	—
Foreign	(102,000)	125,000	—

	(182,000)	8,726,000	49,000

	$(103,000)	$7,925,000	$3,169,000

The components of deferred income taxes are as follows:

	January 31, 2003	January 31, 2004
Deferred tax assets:
Inventories	$1,255,000	$1,637,000
Allowance for doubtful accounts	591,000	586,000
Deferred revenue	1,679,000	2,951,000
Software	79,000	67,000
Accrued litigation reserve	4,940,000	3,700,000
Accrued expenses	152,000	205,000
Capitalized intangible costs	1,066,000	1,607,000
Research and development credit carryforwards	3,718,000	3,153,000
State net operating loss carryforwards	740,000	424,000
Foreign net operating loss carryforwards	269,000	269,000
Acquired net operating loss carryforwards and basis differences	3,361,000	3,361,000

Deferred tax assets	17,850,000	17,960,000
Less: Valuation allowance	16,378,000	16,029,000

Net deferred tax assets	$1,472,000	$1,931,000

Deferred tax liabilities:
Property and equipment	1,302,000	1,532,000
Intangibles	121,000	399,000

Deferred tax liabilities	1,423,000	1,931,000

Total net deferred tax assets	$49,000	$—

At January 31, 2003 and 2004, the Company provided a valuation allowance for the full amount of net deferred tax assets due to the uncertainty of realization of those assets as a result of the recurring and cumulative historical pre-tax losses from operations.

SEACHANGE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

SFAS No. 109, “Accounting for Income Taxes,” requires the establishment of a valuation allowance when, based on an evaluation of objective evidence, there is a likelihood that some portion or all of the deferred tax assets will not be realized. SeaChange continually reviews the adequacy of the valuation allowance for deferred tax assets. As a result of the cumulative pre-tax losses over previous fiscal years, including the significant loss incurred in fiscal 2003, SeaChange had determined that its deferred tax assets as of April 30, 2002 would not be realizable for financial reporting purposes. Accordingly, SeaChange recorded income tax expense of $7.4 million as a valuation allowance against all net deferred tax assets as of that date. Through January 31, 2004, the Company has recorded a full valuation allowance against it net deferred tax assets due to the uncertainty of their realization as a result of cumulative historical pre-tax losses. If SeaChange continues to generate future pre-tax income, some portion or all of the valuation allowance would be reversed and a corresponding increase in net income would be reported in future periods.

In accordance with APB 23, SeaChange does not provide for U.S. federal income taxes on the earnings of its non-U.S. subsidiaries, as it is management’s plan to permanently reinvest in operations outside the U.S. At January 31, 2004, undistributed earnings of approximately $245,000 are considered by SeaChange to be permanently invested in certain foreign subsidiaries. The amount of U.S. federal tax that would be owed if the profits were distributed is approximately $83,000.

At January 31, 2004, SeaChange had federal and state net operating loss carryforwards of approximately $— and $9.2 million respectively, which expire at various dates through 2023. Utilization of these net operating loss carryforwards may be limited pursuant to provisions of the respective local jurisdiction.

At January 31, 2004, SeaChange had federal and state research and development credit carryforwards of approximately $2.4 million and $788,000, respectively and state investment tax credit carryforwards of approximately $315,000. The federal credit carryforwards will expire at various dates through 2023 if not utilized, while certain state credit carryforwards will expire at various dates through 2018 if not utilized and certain other state credit carryforwards may be carried forward indefinitely. Utilization of these credit carryforwards may be limited pursuant to provisions of the respective local jurisdiction.

The income tax expense (benefit) computed using the federal statutory income tax rate differs from SeaChange’s effective tax rate primarily due to the following:

	Year ended January 31,
	2002	2003	2004
Statutory U.S. federal tax rate	$95,000	$(4,252,000)	$2,968,000
State taxes after state tax credits, net of federal tax benefits	(186,000)	(887,000)	408,000
Change in valuation allowance on U.S. net deferred tax assets	—	14,759,000	354,000
Federal refund—tax benefit	—	(1,410,000)	—
Other	183,000	156,000	109,000
Research and development tax credits	(195,000)	(441,000)	(670,000)

	$(103,000)	$7,925,000	$3,169,000

SeaChange’s effective tax (benefit) rate was (37%), 63% and 36% in the years ended January 31, 2002, 2003 and 2004, respectively.

8.    Preferred Stock

Stock Authorization

The Board of Directors is authorized to issue from time to time up to an aggregate of 5,000,000 shares of preferred stock, in one or more series. Each such series of preferred stock shall have the number of shares, designations, preferences, voting powers, qualifications and special or relative rights or privileges to be

SEACHANGE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

determined by the Board of Directors, including dividend rights, voting rights, redemption rights and sinking fund provisions, liquidation preferences, conversion rights and preemptive rights.

9.    Common Stock

Reserved Shares

At January 31, 2004, SeaChange had 7,987,332 shares of common stock reserved for issuance upon the exercise of common stock options and the purchase of stock under the Employee Stock Purchase Plan.

10.     Stock Plans

Employee Stock Purchase Plan

In September 1996, SeaChange’s Board of Directors adopted and the stockholders approved an employee stock purchase plan (the “Stock Purchase Plan”), effective January 1, 1997 and amended on July 17, 2002 and July 16, 2003, which provides for the issuance of a maximum of 1,100,000 shares of common stock to participating employees who meet eligibility requirements. Employees who would immediately after the grant own 5% or more of the total combined voting power or value of SeaChange’s stock and directors who are not employees of SeaChange may not participate in the Stock Purchase Plan. The purchase price of the stock is 85% of the lesser of the average market price of the common stock on the first or last business day of each six-month plan period. During the years ended January 31, 2002, 2003 and 2004, 71,622, 174,173 and 152,433, shares of common stock, respectively, were issued under the Stock Purchase Plan. As of January 31, 2004, 423,764 shares are available under the Stock Purchase Plan for issuance.

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

Options granted under the 1995 Stock Option Plan generally expire ten years from the date of the grant (five years for incentive stock options granted to holders of more than 10% of SeaChange’s voting stock). As of January 31, 2004, 2,011,847 options were available for grant under the 1995 Stock Option Plan.

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

SEACHANGE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

Transactions under the 1995 Stock Option Plan and the Director Option Plan during the years ended January 31, 2002, 2003 and 2004 are summarized as follows:

	Year ended January 31, 2002		Year ended January 31, 2003		Year ended January 31, 2004
	Shares	Weighted average exercise price	Shares	Weighted average exercise price	Shares	Weighted average exercise price
Outstanding at beginning of period	3,464,964	$18.80	3,409,508	$19.27	4,762,161	$16.32
Granted	529,042	18.18	1,732,531	10.28	1,411,535	10.78
Exercised	(282,683)	8.80	(55,923)	3.69	(319,931)	6.85
Cancelled	(301,815)	22.34	(323,955)	18.41	(305,419)	15.51

Outstanding at end of period	3,409,508	$19.27	4,762,161	$16.32	5,548,346	$15.47

Options exercisable at end of period	1,234,322		1,849,756		2,586,792
Weighted average fair value of options granted during the period		$14.92		$8.21		$9.04

The following table summarizes information about employee and director stock options outstanding at January 31, 2004:

	Options outstanding at January 31, 2004			Options exercisable at January 31, 2004
	Number outstanding	Weighted average remaining contractual life (years)	Weighted average exercise price	Number exercisable	Weighted average exercise price
Range of exercise prices
$0.33 to 6.05	882,252	6.25	$5.27	576,141	$4.87
6.10 to 7.00	678,102	8.68	6.65	95,754	6.29
7.11 to 10.72	751,673	8.40	9.70	157,894	7.78
10.75 to 13.76	914,210	7.92	13.42	403,719	13.33
14.12 to 22.63	588,828	8.53	17.09	155,359	19.50
23.13 to 23.13	800,387	6.83	23.31	476,731	23.13
24.10 to 33.50	621,567	6.35	28.26	473,475	28.28
34.00 to 34.00	245,877	6.20	34.00	195,359	34.00
35.50 to 35.50	30,150	5.93	35.50	24,120	35.50
39.13 to 39.13	35,300	6.01	39.13	28,240	39.13

	5,548,346	7.45	$15.47	2,586,792	$17.84

SEACHANGE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

11.    Commitments and Contingencies

SeaChange leases its operating facilities and certain office equipment under non-cancelable capital and operating leases, which expire at various dates through 2008. Rental expense under operating leases was approximately $1,319,000, $1,378,000 and $1,374,000 for the years ended January 31, 2002, 2003 and 2004, respectively. Future commitments under minimum lease payments as of January 31, 2004 are as follows:

	Capital	Operating
Year ended January 31, 2005	$427,000	$1,627,000
2006	213,000	547,000
2007	—	383,000
2008	—	251,000
2009	—	—
Thereafter	—	—

Minimum lease payments	640,000	$2,808,000

Less: Amount representing interest	32,000

	$608,000

SeaChange had non-cancelable minimum purchase commitments for inventories of approximately $6,398,000 at January 31, 2004.

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

On October 29, 2002, nCube filed a notice of appeal of the district court’s September 30, 2002 orders, and also filed a motion with the United States Court of Appeals for the Federal Circuit seeking to stay the appeal pending issuances of the district court’s memorandum opinion. On January 29, 2003, the Federal Circuit Court of Appeals issued an order staying nCube’s appeal pending issuance of a memorandum opinion by the district court. On November 3, 2003, the Federal Circuit Court of Appeals issued an order dismissing nCube’s appeal for lack of jurisdiction, as a final judgment had not yet been entered in the district court case. Any damages and injunctive relief against nCube will not be awarded until after appeal.

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

SEACHANGE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

Litigation Regarding nCube Patent No. 5,805,804

On January 8, 2001, nCube Corp. filed a complaint against SeaChange in the United States District Court for the District of Delaware alleging that SeaChange’s use of SeaChange’s MediaCluster, MediaExpress and Media Server technology each infringe Patent No. 5,805,804 held by nCube (“`804”). In instituting the claim, nCube sought both an injunction and monetary damages. On May 29, 2002, the jury rendered a verdict that SeaChange infringed the nCube `804 patent. The jury determined a reasonable royalty rate of 7% on sales of allegedly infringing video-on-demand products. The jury also determined that damages through January 31, 2002 amounted to approximately $2.0 million and that SeaChange’s infringement was willful. In accordance with Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies,” (“SFAS No. 5”) SeaChange recorded certain charges to reflect this unfavorable jury verdict against SeaChange in the first quarter of fiscal 2003. The charges recorded totaled $14.4 million and included provisions for estimated damages of $2.8 million and treble damages of $5.6 million related to the shipments of the accused video-on-demand (“VOD”) systems through April 30, 2002, legal fees of $3.6 million incurred by SeaChange in defense of this patent, including $1.5 million of deferred legal costs included in other assets as of January 31, 2002, and estimated nCube legal fees of $2.0 million, and accrued interest on total damages of $418,000.

In response to certain post-trial motions filed by SeaChange and nCube in 2002, the district court issued on March 31, 2003 two orders in the ‘804 infringement case and on April 7, 2004 issued the related memorandum opinion explaining the scope of and basis for the orders. The first order ruled on the post-trial motions filed by nCube and SeaChange. The district court denied SeaChange’s motion for judgment as a matter of law with regard to literal infringement and validity. However, the court granted SeaChange’s motion for judgment as a matter of law with regard to infringement under the doctrine of equivalents, finding that this was not sufficiently established during trial. The district court denied SeaChange’s motion for a new trial and awarded nCube enhanced damages of two times the jury award ($4.1 million) and two-thirds of its attorney’s fees ($1.8 million). The district court also awarded nCube pre-judgment interest ($62,000) and post-judgment interest, ordering that nCube submit to the court an updated post-judgment interest calculation within twenty (20) days of receipt of the April 7, 2004 memorandum. The court also denied nCube’s motion for a permanent injunction and an accounting, as the parties intend to appeal both this case and the litigation regarding the ‘312 patent detailed above, and the court having granted SeaChange’s motion for judgment as a matter of law with regard to infringement under the doctrine of equivalents. Additionally, the court ruled that it would consider the supplemental declaration of one of SeaChange’s witnesses for the limited purpose of establishing SeaChange’s conduct during litigation, but would disregard the substantive content of the declaration. The second order issued by the court on March 31, 2003 denied a number of outstanding pre-trial motions as moot.

On April 8, 2003, nCube submitted to the district court a post-judgment calculation of damages which applied the 7% royalty rate to the sales of the allegedly infringing video-on-demand products during the months of February, March, April and May of 2002 and which included post-judgment interest through April 8, 2003. nCube’s submission calculated the base amount of actual damages to be $2.8 million, resulting in a revised amount of enhanced damages of $5.6 million. nCube’s submission also sought post-judgment interest of $34,000. As discussed above, the district court has requested submission of an updated post-judgment calculation within twenty (20) days of receipt of the April 7, 2004 memorandum.

On April 10, 2003, nCube filed a notice of appeal from the district court orders issued March 31, 2003.

SEACHANGE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

On April 28, 2003, SeaChange filed a notice of appeal, appealing from the judgment and from other adverse rulings by the district court. SeaChange also filed a motion with the Federal Circuit Court of Appeals seeking to stay nCube’s appeal pending the issuance of a written opinion by the district court explaining its March 31, 2003 orders. On May 29, 2003, the Court of Appeals allowed SeaChange’s motion and ordered the appeals stayed pending the issuance of a memorandum opinion by the district court, which was issued on April 7, 2004.

Based on the court order issued on March 31, 2003 and the subsequent court filing by nCube on April 8, 2003, SeaChange adjusted its accrued litigation reserve in the fourth quarter of fiscal 2003 by reducing the estimated damages by $2.8 million, the estimated nCube legal costs by $160,000 and the pre-judgment and post-judgment interest charges by $600,000. The legal fees incurred through May 29, 2002 of $3.6 million includes the write-off of $1.5 million of SeaChange’s deferred legal fees included in other assets as of January 31, 2002, which was expensed in the first quarter of fiscal 2003 as well as SeaChange’s fees of $2.1 million incurred related to pre-verdict legal services.

The following is a summary of the accrued litigation reserve through January 31, 2004:

Estimated damages on the accused VOD shipments through April 30, 2002	$2,787,000
Estimated treble damages on the accused VOD shipments through April 30, 2002	5,574,000
Estimated legal fees (including write-off of capitalized legal costs and nCube legal fees)	5,621,000
Accrued interest on estimated damages and treble damages through April 30, 2002	418,000

Total charges recorded as of April 30, 2002	14,400,000
Additional accrued interest on estimated damages and treble damages through January 31, 2003	261,000
Adjustment to litigation reserve based on March 31, 2003 court order and April 8, 2003 court filing	(3,537,000)
Legal expenses paid through January 31, 2003	(3,621,000)

Accrued litigation reserve as of January 31, 2003	7,503,000
Additional accrued interest on estimated damages and treble damages through January 31, 2004	101,000

Accrued litigation reserve as of January 31, 2004	$7,604,000

This reserve reflects SeaChange’s best estimate of SeaChange’s exposure based on information currently available. However, SeaChange believes that any liability ultimately incurred after pursuing all legal options will not likely exceed the accrued litigation reserve as of January 31, 2004, except for on-going legal fees associated with the dispute and additional interest on the awarded damages, which will be charged to operations. Other than the payment of SeaChange’s legal fees, any payment of the other recorded charges will only occur in the event that the jury verdict is upheld in appeal. SeaChange has appealed the district court’s judgment to the United States Court of Appeals for the Federal Circuit. Any injunctive relief against SeaChange will not be determined until after appeal. In the event that the court issues an injunction prohibiting SeaChange from selling the accused video-on-demand products, SeaChange believes that such injunction would have a minimal impact on SeaChange’s ability to ship products and meet customer demands because SeaChange has implemented a revised version of the software which SeaChange believes does not infringe the nCube `804 patent.

In addition nCube has asserted that SeaChange infringes several other patents and that it may take legal action in the future. SeaChange believes that SeaChange does not infringe any valid claim in these other patents.

Putterman Litigation

On June 14, 1999, SeaChange filed a defamation complaint against Jeffrey Putterman, Lathrop Investment Management, Inc. and Concurrent Computer Corporation in the Circuit Court of Pulaski County, Arkansas

SEACHANGE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

alleging that the defendants conspired to injure SeaChange’s business and reputation in the marketplace. The complaint further alleges that Mr. Putterman and Lathrop Investment Management, Inc. defamed SeaChange through false postings on an Internet message board. The complaint seeks unspecified amounts of compensatory and punitive damages. On July 15, 1999, Mr. Putterman also asserted a counterclaim alleging breach of contract and fraudulent misrepresentation, on the theory that, in exchange for a full release, he agreed to post on the internet an apology to SeaChange for his prior postings.

On June 14, 2000, Concurrent filed a counterclaim under seal against SeaChange seeking unspecified damages. On July 28, 2000, Concurrent filed a motion for summary judgment on the claim of civil conspiracy and on January 4, 2001, the trial court entered an order granting summary judgment for Concurrent on that claim. On June 12, 2001, the trial court denied the motion for reconsideration but made findings which permitted an immediate appeal and on July 11, 2001 SeaChange filed an appeal. On October 2, 2002, the Arkansas Court of Appeals reversed the judgment entered in favor of Concurrent and remanded the matter to the trial court. The Arkansas Supreme Court declined Concurrent’s request for review. All claims proceeded to trial beginning January 26, 2004. On March 2, 2004, the jury returned its verdicts, finding that SeaChange did not breach its contract with Mr. Putterman and that SeaChange did not defame Concurrent. The jury also found that Mr. Putterman did not defame SeaChange and that SeaChange did commit fraudulent misrepresentation. No damages were awarded by the jury in connection with this finding. A final judgment has not yet been entered by the court in this matter and it is not known whether Mr. Putterman will appeal the award of no damages.

Securities Class Action Litigation

From October 30, 2002 to January 13, 2003, six purported securities class action lawsuits, all alleging nearly identical claims, were filed in the United States District Court for the District of Massachusetts against SeaChange, Morgan Stanley & Co. Incorporated, Thomas Weisel Partners LLC, RBC Dain Rauscher, Inc., William Styslinger, III, William Fiedler, Martin R. Hoffmann, Thomas F. Olson and Carmine Vona. On April 3, 2003, the Court consolidated these complaints into one action captioned: In re SeaChange International, Inc., et al. Securities Litigation, Civil Action No. 02-12116-DPW. On May 16, 2003, the plaintiffs filed a consolidated and amended class action complaint (the “Complaint”). In the Complaint, the plaintiffs allege that the defendants violated Sections 11 and/or 12(2) of the Securities Act of 1933 (the “Securities Act”), and in the case of the individual defendants Section 15 of the Securities Act, in connection with the stock offering that SeaChange completed on January 31, 2002. The Complaint seeks damages in an unspecified amount, together with interest thereon, recissory damages, reimbursement of costs and expenses, and further relief that the court may determine to be appropriate. SeaChange believes that the allegations in the Complaint are without merit. On July 18, 2003, SeaChange and the individual defendants filed a motion to dismiss all claims in their entirety, with prejudice. The lead plaintiff’s opposition to the motion to dismiss was filed on September 12, 2003, and the defendants’ reply memorandum was filed on October 8, 2003. A hearing on the motion to dismiss took place on January 16, 2004. On February 6, 2004, Judge Woodlock of the United States District Court for the District of Massachusetts issued a memorandum granting the motion to dismiss all claims asserted against the Company and the individual defendants, and an order of dismissal was entered by the court on February 9, 2004. On February 19, 2004, the lead plaintiff filed a notice of appeal to the United States Court of Appeals for the First Circuit from the memorandum and order granting the motion to dismiss all claims in their entirety.

General

SeaChange cannot be certain of the outcome of the foregoing current or potential litigation, but SeaChange plans to vigorously defend itself against allegations made against SeaChange and opposes allegations that may be brought against SeaChange in the future. Accordingly, SeaChange is unable to determine the ultimate impact of this litigation on SeaChange’s business, financial condition and results of operations or cash flows.

SEACHANGE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Guarantees and Indemnification Obligations

SeaChange provides indemnification, to the extent permitted by law, to its officers, directors, employees and agents for liabilities arising from certain events or occurrences while the officer, director, employee, or agent, is or was serving, at SeaChange’s request in such capacity. With respect to acquisitions, SeaChange provides indemnification to or assumes indemnification obligations for the current and former directors, officers and employees of the acquired companies in accordance with the acquired companies’ bylaws and charter. As a matter of practice, SeaChange has maintained directors and officer liability insurance coverage including coverage for directors and officers of acquired companies. Two SeaChange Executive Officers and all of the Board of Directors members are named defendants in the securities class action pending in the United States District Court for the District of Massachusetts (see above in this Note 11). Each of these Executive Officers and Directors has invoked the indemnification provisions described herein and insurance claims have been submitted to and are being processed by the Company’s director and officer liability insurance provider.

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

SeaChange warrants that its products, including software products, will substantially perform in accordance with its standard published specifications in effect at the time of delivery. Most warranties have at least a one year duration commencing from installation. In addition, SeaChange provides maintenance support to all customers and therefore allocates a portion of the systems purchase price to the initial warranty period and recognizes revenue on a straight line basis over that warranty period related to both the warranty obligation and the maintenance support agreement. When SeaChange receives revenue for extended warranties beyond the standard duration, it is deferred and recognized on a straight line basis over the contract period. Related costs are expensed as incurred. As of January 31, 2003 and 2004, SeaChange had revenue deferrals related to initial and extended warranties of $9.7 million and $14.6 million, respectively, in deferred revenue.

In the ordinary course of business, SeaChange provides minimum purchase guarantees to certain of its vendors to ensure continuity of supply against the market demand. Although some of these guarantees provide penalties for cancellations and/or modifications to the purchase commitments as the market demand decreases, most of the guarantees do not. Therefore, as the market demand decreases, SeaChange re-evaluates the accounting implications of guarantees and determines what charges, if any, should be recorded.

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

SEACHANGE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

12.    Employee Benefit Plan

SeaChange sponsors a 401(k) retirement savings plan (the “Plan”). Participation in the Plan is available to full-time employees who meet eligibility requirements. Eligible employees may contribute up to 25% of their annual salary (15% prior to January 1, 2002), subject to certain limitations. SeaChange matches contributions up to 25% of the first 6% of compensation contributed by the employee to the Plan. During the years ended January 31, 2002, 2003 and 2004, SeaChange contributed $360,000, $384,000 and $380,000, respectively, to the Plan.

13.    Comcast Equity Investment and Video-On-Demand Purchase Agreements

In the fourth quarter of fiscal year 2001, SeaChange entered into a video-on-demand purchase agreement with Comcast to provide SeaChange’s interactive television video servers and related services. Under the terms of the video-on-demand purchase agreement, Comcast committed to purchase SeaChange equipment capable of serving a minimum of one million cable subscribers by approximately December 2002. In addition, Comcast could earn up to an additional 450,000 incentive common stock purchase warrants through December 2003 based on the number of cable subscribers in excess of one million served by SeaChange’s equipment which was purchased by Comcast. In connection with the execution of this commercial agreement, SeaChange entered into a common stock and warrant purchase agreement, dated as of February 28, 2001, with Comcast SC Investment, Inc., whereby Comcast SC agreed to purchase, an aggregate of 756,144 shares of SeaChange’s common stock for $10.0 million and Comcast SC received a warrant to purchase 100,000 shares of SeaChange’s common stock with an exercise price of $13.225 per share. Under conditions of the arrangement, the number of common shares purchased and the number of common stock purchase warrants and related exercise price were subject to adjustment. In accordance with the agreement, an additional 25,000 common stock purchase warrants were issued as the registration statement had not been declared effective on or before March 31, 2001. On June 13, 2001, the effective date of the registration statement, SeaChange issued an additional 14,667 common stock purchase warrants in accordance with the agreement.

SeaChange determined the intrinsic value of $586,000 related to the 756,144 shares of common stock purchased on February 28, 2001 and measured the fair value of $1.1 million related to the 100,000 common stock purchase warrants as of the closing date and recorded these amounts as contra-equity. On April 30, 2001, SeaChange recorded an additional contra-equity amount of $325,000 for the fair value of the additional 25,000 common stock purchase warrants of SeaChange common stock issued on March 31, 2001, and on June 13, 2001 recorded an additional contra equity amount of $335,000 representing the incremental fair value of the 14,667 common stock purchase warrants of SeaChange common stock issued on that date. The total contra-equity amount of $2.4 million was amortized as an offset to gross revenue in proportion to the revenue recognized from the sale of equipment with respect to the first one million subscribers Comcast has committed to under the video-on-demand purchase agreement.

In May 2002, SeaChange issued Comcast 15,235 incentive common stock purchase warrants based on the number of cable subscribers in excess of the first one million subscribers that will be served by SeaChange equipment. The exercise price of the incentive common stock purchase warrants of $11.94 was based on the average closing market price of SeaChange’s common stock for the fifteen trading days ending on the agreed upon determination date of April 26, 2002. SeaChange recorded a contra-equity amount of $126,000 representing the fair value of the additional incentive common stock purchase warrants issued. In August 2002, SeaChange issued Comcast an additional 887 incentive common stock purchase warrants based on the number of cable subscribers in excess of the first one million subscribers that will be served by SeaChange equipment. The exercise price of the incentive common stock purchase warrants of $8.01 was based on the average closing market price of SeaChange common stock for the fifteen trading days ending on the determination date of June 30, 2002. SeaChange recorded $6,000 as an offset to gross product revenue representing the fair value of the 887 additional incentive common stock purchase warrants issued. From July 1, 2002 through October 31, 2003,

SEACHANGE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Comcast earned the remaining 433,878 incentive common stock purchase warrants available under the video-on-demand purchase agreement. The estimated fair value of the common stock purchase warrants was based on the average closing market price of SeaChange’s common stock for the last fifteen trading days ended on each of the determination dates of December 31, 2002, June 30, 2003 and December 31, 2003, the final determination date of the agreement. Included in other accrued expenses at January 31, 2004 was $4.2 million representing the fair value of the common stock purchase warrants earned by Comcast but not issued as of that date.

During the years ended January 31, 2002, 2003, and 2004, SeaChange recorded $1.2 million, $1.7 million and $3.8 million, respectively, as an offset to gross product revenue, which represented the amortization of the deferred equity discount related to the first one million subscribers and the estimated fair value of the additional incentive common stock purchase warrants earned by Comcast based on the number of cable subscribers in excess of the first one million subscribers that will be served by SeaChange equipment. SeaChange has no remaining obligations as of January 31, 2004 related to the Comcast equity investment.

Schedule II

SEACHANGE INTERNATIONAL, INC.

VALUATION OF QUALIFYING ACCOUNTS AND RESERVES

	Balance at beginning of period	Charged to costs and expenses	Deductions and write-offs	Other	Balance at end of period
Accounts Receivable Allowance:

Year ended January 31, 2002	$742,000	$992,000	$(875,000)	$—	$859,000

Year ended January 31, 2003	$859,000	$1,203,000	$(625,000)	$—	$1,437,000

Year ended January 31, 2004	$1,437,000	$350,000	$(240,000)	$(350,000)	$1,197,000

S-1