Form 10-Q
period 2004-04-30
SEACHANGE INTERNATIONAL INC
filed 2004-06-09
CIK 1019671

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2004

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

The number of shares outstanding of the registrant’s Common Stock on June 7, 2004 was 27,444,891.

SEACHANGE INTERNATIONAL, INC.

ITEM I. Financial Statements

SEACHANGE INTERNATIONAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	April 30, 2004	January 31, 2004
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$89,180	$87,597
Marketable securities	8,874	7,777
Accounts receivable, net of allowance for doubtful accounts of $1,155 at April 30, 2004 and $1,197 at January 31, 2004	35,458	16,572
Inventories	19,111	19,738
Prepaid expenses and other current assets	4,165	3,640

Total current assets	156,788	135,324
Property and equipment, net	14,301	14,757
Marketable securities	25,923	26,669
Investments in affiliates	3,779	3,809
Intangible assets, net	894	1,293
Goodwill	253	253
Other assets	155	151

	$202,093	$182,256

Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of lines of credit and obligations under capital lease	$405	$399
Accounts payable	12,190	2,367
Income taxes payable	2,335	1,336
Accrued litigation reserve	7,609	7,604
Other accrued expenses	9,204	7,616
Customer deposits	470	401
Deferred revenue	20,162	16,437

Total current liabilities	52,375	36,160

Long-term portion of lines of credit and obligations under capital lease	105	209

Commitments and contingencies (Note 9)
Stockholders’ equity:
Convertible preferred stock, 5,000,000 shares authorized, none outstanding	—	—
Common stock, $.01 par value; 100,000,000 shares authorized; 27,379,184 and 27,279,365 shares issued and outstanding at April 30, 2004 and January 31, 2004, respectively	274	273

Additional paid-in capital	166,105	165,410
Accumulated deficit	(16,186)	(19,393)
Accumulated other comprehensive loss	(580)	(403)

Total stockholders’ equity	149,613	145,887

	$202,093	$182,256

The accompanying notes are an integral part of these condensed consolidated financial statements.

SEACHANGE INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Three months ended
	April 30, 2004	April 30, 2003
	(unaudited)
Revenues:
Systems	$31,176	$26,005
Services	10,463	8,769

	41,639	34,774

Cost of revenues:
Systems	16,964	15,266
Services	5,889	5,789

	22,853	21,055

Gross profit	18,786	13,719

Operating expenses:
Research and development	7,074	6,245
Selling and marketing	4,175	4,154
General and administrative	2,684	2,848

	13,933	13,247

Income from operations	4,853	472
Interest income	539	442
Interest expense	(17)	(53)

Income before income taxes and equity loss in earnings of affiliates	5,375	861
Income tax expense	2,138	264
Equity loss in earnings of affiliates	(30)	(35)

Net income	$3,207	$562

Basic income per share	$0.12	$0.02

Diluted income per share	$0.11	$0.02

Weighted average common shares outstanding:
Basic	27,341	26,769

Diluted	28,806	27,299

The accompanying notes are an integral part of these condensed consolidated financial statements.

SEACHANGE INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

(in thousands)

	Three months ended
	April 30, 2004	April 30, 2003
	(unaudited)
Cash flows from operating activities:
Net income	$3,207	$562
Adjustments to reconcile net income to net cash provided by (used) in operating activities:
Depreciation and amortization	1,821	1,932
Equity loss in earnings of affiliates	30	35
Inventory valuation charge	456	220
Amortization of deferred equity discount	—	575
Changes in operating assets and liabilities:
Accounts receivable	(18,886)	(9,219)
Inventories	57	(46)
Prepaid expenses and other assets	(529)	642
Accounts payable	9,823	1,818
Accrued litigation reserve	5	25
Other accrued expenses	1,588	810
Customer deposits	69	(359)
Deferred revenue	3,725	1,368
Income taxes payable	999	9

Net cash provided by (used in) operating activities	2,365	(1,628)

Cash flows from investing activities:
Purchases of property and equipment	(852)	(995)
Purchases of marketable securities	(528)	(2,560)
Proceeds from sale and maturity of marketable securities	—	2,383

Net cash used in investing activities	(1,380)	(1,172)

Cash flows from financing activities:
Repayment of borrowings under construction loan	—	(41)
Repayment of obligations under capital lease	(98)	(21)
Proceeds from issuance of common stock	696	33

Net cash provided by (used in) financing activities	598	(29)

Net increase (decrease) in cash and cash equivalents	1,583	(2,829)
Cash and cash equivalents, beginning of period	87,597	68,776

Cash and cash equivalents, end of period	$89,180	$65,947

Supplemental disclosure of noncash activities
Transfer of items originally classified as equipment to inventories	$52	$12
Transfer of items originally classified as inventories to equipment	$166	$336

The accompanying notes are an integral part of these condensed consolidated financial statements.

SEACHANGE INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of SeaChange International, Inc. (“SeaChange” or the “Company”) and its subsidiaries. SeaChange believes that the unaudited condensed consolidated financial statements reflect all adjustments (consisting of only normal recurring adjustments), necessary for a fair statement of SeaChange’s financial position, results of operations and cash flows at the dates and for the periods indicated. The results of operations for the periods presented are not necessarily indicative of results expected for the full fiscal year or any other future periods. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes for the year ended January 31, 2004, included in SeaChange’s Annual Report on Form 10-K for such fiscal year. The balance sheet at January 31, 2004 was derived from audited financial statements.

2. Revenue Recognition

Revenues from sales of systems and software license arrangements that do not require significant modification or customization of the underlying software are recognized when title and risk of loss has passed to the customer, there is evidence of an arrangement, fees are fixed or determinable and collection of the related receivable is probable. Installation, project management and training revenue is deferred and recognized as these services are performed. Revenue from technical support and maintenance is deferred and recognized ratably over the period of the related agreements. Customers are billed for installation, project management, training and maintenance at the time of the product sale. If a portion of the sales price is not due until installation of the system is complete, that portion of the sales price is deferred until installation is complete. Revenue from movie content services is recognized based on the volume of monthly purchases that are made by hotel guests. Revenue from product development contract services is recognized based on the efforts expended in relation to the overall efforts for the project. Shipping and handling costs and other out-of-pocket expenses reimbursed by customers are included in revenues and cost of revenues.

SeaChange’s transactions frequently involve the sales of systems and services under multiple element arrangements. Systems sales always include at least one year of free technical support and maintenance services. Revenue under multiple element arrangements is allocated to all undelivered elements of the sales arrangement based upon the fair value of those elements. The amounts allocated to training, technical support and maintenance are based upon the price charged when these elements are sold separately and unaccompanied by the other elements. The amount allocated to installation and project management revenue is based upon standard hourly billing rates and the estimated time required to complete the service. The amount allocated to the sales of systems reflects the residual method basis. Under this method, the total arrangement value is allocated first to undelivered elements, based on their fair values, with the remainder being allocated to systems revenue. Installation, training and project management services are not essential to the functionality of systems as these services do not alter the equipment’s capabilities, are available from other vendors and the systems are standard products. For multiple element arrangements including software licenses and services where vendor-specific objective evidence of the fair value does not exist to allocate a portion of the fee to the only undelivered element, where the only undelivered element are technical support and maintenance services, the entire fee under the arrangement is recognized ratably over the period which technical support and maintenance is expected. For transactions in which consideration, including equity instruments, is given to a customer, SeaChange accounts for the value of this consideration as a reduction in revenue in the Consolidated Statement of Operations (see Note 10).

Certain reclassifications have been made to conform the prior period amounts to the current period presentation. In the fourth quarter of the fiscal year ended January 31, 2004, the Company reclassified reimbursable service expenses to be consistent with EITF 01-14, “Income Statement Characterization of Reimbursements Received for Out of Pocket Expenses Incurred.” As a result, amounts billed to customers for reimbursable out-of-pocket expenses of $563,000 for the three months ended April 30, 2003 have been reclassified from being an offset to cost of services revenue to an addition to services revenue. The amount reclassified had no effect on current or previously reported income from operations, net income or earnings per share.

3. Stock Compensation

SeaChange accounts for its stock option plans and stock purchase plan under the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” (“APB 25”) and related interpretations and provides pro forma footnote disclosures as though the fair value method under SFAS No. 123, “Accounting for Stock-Based Compensation,” (“SFAS 123”), as amended by SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure, An Amendment of SFAS No. 123”, was followed. Non-employee stock awards are accounted for in accordance with SFAS No. 123 and Emerging Issues Task Force Issue No. 96-18, “Accounting for Equity Instruments That are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services”. SeaChange’s employee stock purchase plan is a non-compensatory plan and its stock option plans are accounted for using the intrinsic value method under the provisions of APB 25. Had compensation for SeaChange’s stock based

SEACHANGE INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

compensation plans been accounted for under the fair value method as proscribed by SFAS No. 123, the amounts reported in the Condensed Consolidated Statements of Operations for the three months ended April 30, 2004 and 2003, would have been:

	Three months ended,
	April 30, 2004	April 30, 2003
Net income, as reported	$3,207	$562
Less: Stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	1,856	2,107

Pro forma net income (loss)	$1,351	$(1,545)

Diluted income (loss) per share
As reported	$0.11	$0.02
Pro forma	$0.05	$(0.06)

The fair value of each option granted was estimated on the date of grant assuming a weighted average volatility factor of 100% for the three months ended April 30, 2003 and April 30, 2004. Additional weighted average assumptions used for grants during the three months ended April 30, 2003 and April 30, 2004, included: dividend yield of 0.0% for all periods; risk-free interest rates of 2.0% for options granted during the three months ended April 30, 2003; 2.5% for options granted during the three months ended April 30, 2004; and an expected option term of 7.5 years for all periods.

Because additional option grants are expected to be made each period and options vest over several periods, the above pro forma disclosures are not representative of pro forma effects of reported net income (loss) for future periods.

4. Earnings Per Share

Earnings per share is presented in accordance with SFAS No. 128, “Earnings Per Share”, (“SFAS 128”) which requires the presentation of “basic” earnings per share and “diluted” earnings per share. Basic earnings per share is computed by dividing earnings available to common shareholders by the weighted-average shares of common stock outstanding during the period. For the purposes of calculating diluted earnings per share, the denominator includes both the weighted average number of shares of common stock outstanding during the period and the weighted average number of shares of potential common stock, such as stock options and restricted stock, calculated using the treasury stock method.

For the three months ended April 30, 2004 and April 30, 2003, 2,285,532 and 3,194,631, respectively, of common shares issuable upon the exercise of stock options have been excluded from the diluted income per share computation as the exercise prices of these common shares were above the market price of the common stock during the period indicated.

Below is a summary of the shares used in calculating basic and diluted income per share for the periods indicated:

	Three months ended
	April 30, 2004	April 30, 2003
Weighted average shares used in calculating earnings per share—Basic	27,341,000	26,769,000

Dilutive common stock equivalents	1,326,000	434,000
Common stock warrants	139,000	96,000

Weighted average shares used in calculating earnings per share—Diluted	28,806,000	27,299,000

SEACHANGE INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

5. Inventories

Inventories consist of the following:

	April 30, 2004	January 31, 2004
Components and assemblies	$13,530	$13,994
Finished products	5,581	5,744

	$19,111	$19,738

6. Comprehensive Income

SeaChange’s comprehensive income was as follows:

	Three months ended
	April 30, 2004	April 30, 2003
Net income	$3,207	$562
Other comprehensive income (expense), net of tax:
Foreign currency translation adjustment, net of tax of $— and $16, respectively	—	(34)
Unrealized gain (loss) on marketable securities, net of tax of $118, and $26, respectively	(177)	55

Other comprehensive income (loss)	(177)	21

Comprehensive income	$3,030	$583

7. Segment Information

SeaChange has three reportable segments: broadband systems, broadcast systems and services. The broadband systems segment develops, markets and sells products to digitally manage, store and distribute digital video for cable system operators and telecommunications companies. The broadcast systems segment develops, markets and sells products for the storage, archival, on-air playback of advertising and other video programming for the broadcast television industry. The services segment provides installation, training, product maintenance and technical support for all of the above systems and movie content, which is distributed by the broadband product segment. SeaChange does not measure the assets allocated to the segments. SeaChange measures profitability of the segments based on their respective gross profits. There were no inter-segment sales or transfers. Long-lived assets are principally located in the United States. The following summarizes the revenues and cost of revenues by reportable segment:

	Three months ended
	April 30, 2004	April 30, 2003
Revenues
Broadband	$28,371	$23,640
Broadcast	2,805	2,365
Services	10,463	8,769

Total	$41,639	$34,774

Costs of revenues
Broadband	$15,003	$13,482
Broadcast	1,961	1,784
Services	5,889	5,789

Total	$22,853	$21,055

SEACHANGE INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

The following summarizes revenues by geographic locations:

Revenues

United States of America	$35,490	$30,182
Canada and South America	2,500	1,982
Europe	2,358	1,274
Asia Pacific and rest of world	1,291	1,336

Total	$41,639	$34,774

The following summarizes revenues by significant customer where such revenue exceeded 10% of total revenues for that three month period:

	Three months ended
	April 30, 2004	April 30, 2003
Customer A	56%	50%
Customer B	—	10%

International sales accounted for approximately 15% and 13% of total revenues in the three-month periods ended April 30, 2004 and April 30, 2003, respectively. For the three month periods ended April 30, 2004 and 2003, substantially all sales of the Company’s systems were made in United States dollars. Therefore, SeaChange has not experienced any material impact from fluctuations in foreign currency exchange rates on our results of operations or financial position. If this practice changes in the future, the Company will reevaluate its foreign currency exchange rate risk.

Accounts Receivable

At April 30, 2004, one customer accounted for 69% of the accounts receivables and at January 31, 2004 one customer accounted for 22% of the accounts receivable.

8. Intangible Assets

The Company’s intangible assets consist of patent costs. At April 30, 2004 and January 31, 2004, the gross carrying value of these intangible assets was $5.7 million and the accumulated amortization was $4.8 million and $4.4 million, respectively. SeaChange’s intangible assets are amortized on a straight-line basis over a period of up to 4 years. Amortization expense for intangible assets was $400,000 for the three months ended April 30, 2004 and 2003 and is estimated to be approximately $1.1 million in fiscal 2005, $100,000 in fiscal 2006, $100,000 in fiscal 2007, $0 in fiscal 2008 and $0 in fiscal 2009.

9. Commitments and Contingencies

Litigation Regarding SeaChange Patent No. 5,862,312.

On June 13, 2000, SeaChange filed in the United States District Court for the District of Delaware a lawsuit against one of SeaChange’s competitors, nCube Corp., whereby SeaChange alleged that nCube’s MediaCube-4 product infringed a patent held by SeaChange (Patent No. 5,862,312) (“`312”) relating to SeaChange’s MediaCluster technology. In instituting the claim, SeaChange sought both a permanent injunction and damages in an unspecified amount. nCube made a counterclaim against Seachange that SeaChange’s patent was invalid and that nCube’s MediaCube-4 product did not infringe SeaChange’s patent. On September 6, 2000, nCube conceded that, based on a claim construction ruling issued by the district court in August 2000, nCube’s MediaCube-4 product infringed SeaChange’s patent. On September 25, 2000, a jury upheld the validity of SeaChange’s patent. On March 28, 2002, the district court denied nCube’s motion for a new trial and on September 30, 2002, the district court denied nCube’s motions for judgment as a matter of law. The District Court’s September 30, 2002 order provided no explanation of the court’s reasoning, but indicated that a memorandum opinion would subsequently issue.

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

On April 7, 2004, the District Court issued its Memorandum Opinion which sets forth its reasoning for the September 30, 2002 order. On April 29, 2004, the District Court entered a judgment denying nCube’s claim that the ‘312 patent is invalid. On May 5, 2004, nCube filed a notice of appeal purporting to appeal from the District Court’s April 29, 2004 judgment.

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

The following is a summary of the accrued litigation reserve through April 30, 2004:

Estimated damages on the accused VOD shipments through April 30, 2002	$2,787,000
Estimated treble damages on the accused VOD shipments through April 30, 2002	5,574,000
Estimated legal fees (including write-off of capitalized legal costs and nCube legal fees)	5,621,000
Accrued interest on estimated damages and treble damages through April 30, 2002	418,000

Total charges recorded as of April 30, 2002	14,400,000
Additional accrued interest on estimated damages and treble damages through January 31, 2004	362,000
Adjustment to litigation reserve based on March 31, 2003 court order and April 8, 2003 court filing	(3,537,000)
Legal expenses paid through January 31, 2004	(3,621,000)

Accrued litigation reserve as of January 31, 2004	7,604,000
Additional accrued interest on estimated damages and treble damages through April 30, 2004	5,000

Accrued litigation reserve as of April 30, 2004	$7,609,000

This reserve reflects SeaChange’s best estimate of SeaChange’s exposure based on information currently available. However, SeaChange believes that any liability ultimately incurred after pursuing all legal options will not likely exceed the accrued litigation reserve as of April 30, 2004, except for on-going legal fees associated with the dispute and additional interest on the awarded damages, which will be charged to operations. Other than the payment of SeaChange’s legal fees, any payment of the other recorded charges will only occur in the event that the jury verdict is upheld in appeal. SeaChange has appealed the district court’s judgment to the United States Court of Appeals for the Federal Circuit. Any injunctive relief against SeaChange will not be determined until after appeal. In the event that the court issues an injunction prohibiting SeaChange from selling the accused video-on-demand products, SeaChange believes that such injunction would have a minimal impact on SeaChange’s ability to ship products and meet customer demands because SeaChange has implemented a revised version of the software which SeaChange believes does not infringe the nCube `804 patent.

On April 7, 2004, the District Court issued a Memorandum Opinion explaining its reasoning for the March 31, 2003 order. The District Court also issued an order on April 7, 2004 modifying the March 31, 2003 order providing nCube with 20 days to update its post-judgment interest calculation. On April 27, 2004, nCube submitted an updated post-judgment interest calculation of $131,174 as of April 26, 2004.

The Company has notified the United States Court of Appeals for the Federal Circuit that the April 7, 2004 Memorandum Opinion has issued.

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

SEACHANGE INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

On June 14, 2000, Concurrent filed a counterclaim under seal against SeaChange seeking unspecified damages. On July 28, 2000, Concurrent filed a motion for summary judgment on the claim of civil conspiracy and on January 4, 2001, the trial court entered an order granting summary judgment for Concurrent on that claim. On June 12, 2001, the trial court denied the motion for reconsideration but made findings which permitted an immediate appeal and on July 11, 2001 SeaChange filed an appeal. On October 2, 2002, the Arkansas Court of Appeals reversed the judgment entered in favor of Concurrent and remanded the matter to the trial court. The Arkansas Supreme Court declined Concurrent’s request for review. All claims proceeded to trial beginning January 26, 2004. On March 2, 2004, the jury returned its verdicts, finding that SeaChange did not breach its contract with Mr. Putterman and that SeaChange did not defame Concurrent. The jury also found that Mr. Putterman did not defame SeaChange and that SeaChange did commit fraudulent misrepresentation. No damages were awarded by the jury in connection with this finding. On May 25, 2004 the court entered judgment in favor of Putterman, Lathrop Investment Management and Concurrent on SeaChange’s complaint and entered judgment in favor of SeaChange on the counterclaims of Putterman and Concurrent. It is not known whether Putterman or Concurrent will appeal from this judgment.

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

Guarantees and Indemnification Obligations

SeaChange warrants that its products, including software products, will substantially perform in accordance with its standard published specifications in effect at the time of delivery. Most warranties have at least a one year duration commencing from installation. In addition, upon the sale of its systems, SeaChange provides maintenance support to all customers and therefore allocates a portion of the systems purchase price to the initial warranty period and recognizes revenue on a straight line basis over that warranty period related to both the warranty obligation and the maintenance support agreement. For maintenance support agreements that extend beyond the standard warranty term, revenue is deferred and recognized on a straight line basis over the contract period. Any related costs are expensed as incurred. At April 30, 2004 and January 31, 2004, SeaChange had deferred revenue related to initial and maintenance support agreements of $17.2 million and $14.6 million, respectively.

10. Comcast Equity Investment and Video-on-Demand Purchase Agreements

In the fourth quarter of fiscal year 2001, SeaChange entered into a video-on-demand purchase agreement with Comcast to provide SeaChange’s interactive television video servers and related services. Under the terms of the video-on-demand purchase agreement, Comcast committed to purchase SeaChange equipment capable of serving a minimum of one million cable subscribers by approximately December 2002. In addition, Comcast could earn up to an additional 450,000 incentive common stock purchase warrants through December 2003 based on the number of cable subscribers in excess of one million served by SeaChange’s equipment which was purchased by Comcast. In connection with the execution of this commercial agreement, SeaChange entered into

SEACHANGE INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

a common stock and warrant purchase agreement, dated as of February 28, 2001, with Comcast SC Investment, Inc., whereby Comcast SC agreed to purchase an aggregate of 756,144 shares of SeaChange’s common stock for $10.0 million and Comcast SC received a warrant to purchase 100,000 shares of SeaChange’s common stock with an exercise price of $13.225 per share. Under conditions of the arrangement, the number of common shares purchased and the number of common stock purchase warrants and related exercise price were subject to adjustment. In accordance with the agreement, an additional 25,000 common stock purchase warrants were issued as the registration statement had not been declared effective on or before March 31, 2001. On June 13, 2001, the effective date of the registration statement, SeaChange issued an additional 14,667 common stock purchase warrants in accordance with the agreement.

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

During the three months ended April 30, 2003, Comcast earned an additional 92,113 incentive common stock purchase warrants based on the number of cable subscribers in excess of the first one million subscribers. The estimated fair value of the common stock purchase warrants was based on the average closing market price of SeaChange’s common stock for the last fifteen trading days ended on April 30, 2003. SeaChange recorded $575,000 as an offset to gross product revenue during the three months ended April 30, 2003 representing the estimated fair value of the 92,113 additional incentive common stock purchase warrants and the revaluation of 93,745 incentive common stock purchase warrants earned by Comcast in fiscal 2003 but not issued as of April 30, 2003. As of December 31, 2003, Comcast had earned the remaining 433,878 incentive common stock purchase warrants available under the video-on-demand purchase agreement. The estimated fair value of the common stock purchase warrants was based on the average closing market price of SeaChange’s common stock for the last fifteen trading days ended on each of the determination dates of December 31, 2002, June 30, 2003 and December 31, 2003, the final determination date of the agreement. Included in other accrued expenses at April 30, 2004 was $4.2 million representing the fair value of the common stock purchase warrants earned by Comcast but not issued as of that date. SeaChange has no remaining obligations as of April 30, 2004 related to the Comcast equity investment and SeaChange expects to issue the remaining incentive common stock purchase warrants in fiscal 2005.

11. Investments in Affiliates

Visible World. In the fourth quarter of fiscal year 2002, SeaChange entered into a Joint Development and Marketing Agreement with Visible World. The purpose of the partnership is to integrate the advertising insertion product offerings that SeaChange offers with the software technologies of Visible World, which would enable advertisers an end-to-end solution for providing target advertising to their customers. Commencing on November 29, 2002, the agreement is terminable on 90-days notice given by either party. In conjunction with the arrangement, Visible World issued SeaChange a fully vested warrant to purchase one million shares of Series B Preferred Stock at an exercise price of $0.01 per share. The warrant expires at the earliest of a) the consummation of a qualified public offering, as defined in the agreement, by Visible World, b) the sale of Visible World, as defined in the warrant agreement and c) 10 years. Because the issuance of the warrant to SeaChange under the terms of the agreement is in exchange for services to be provided by SeaChange, the warrant is accounted for under the guidance of EITF 00-08, “Accounting by a Grantee for an Equity Instrument to be Received in Conjunction with Providing Goods or Services.” Management determined the fair value of the warrant as of the date of the grant based on available financial information using the Black-Scholes valuation model. The assumptions used in this valuation included: a fair value of Visible World stock of $0.50 per share, a weighted average volatility factor of 100%, a dividend yield of 0.0%, a risk-free interest rate of 4.22%, and an expected warrant term of 5 years. SeaChange recorded the value of the warrant of $493,000 as a long-term investment included in investments in affiliates with an offsetting amount included in deferred revenue. SeaChange is recognizing the deferred revenue over the expected term of the services ending in the fourth quarter of fiscal year 2007.

In August 2003, Visible World completed the first phase of a private financing in which it raised $4.6 million in exchange for preferred stock. As a result of the financing, SeaChange determined that the fair value of the warrant had declined and recorded a $313,000 charge related to the other than temporary loss on the investment. In connection with this financing, SeaChange’s warrant to purchase one million shares of Series B preferred stock of Visible World was amended to be exercisable for one million shares of common stock of Visible World; and SeaChange exercised the warrant to purchase the one million shares of Visible World common stock. SeaChange subsequently exchanged 95,517 shares of Visible World common stock for 1,192,311 shares of Series A-1 Preferred Stock. In addition, as part of Visible World’s private financing, SeaChange invested $96,000 for an additional 1,192,311 shares of Series A-1 Preferred Stock. In January 2004, SeaChange and Visible World signed a revised Marketing Agreement in which SeaChange agreed to receive warrants to purchase 2.8 million shares of preferred stock of Visible World in lieu of future royalties that

SEACHANGE INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

would have been earned by SeaChange relating to revenue earned by Visible World in accordance with an agreement between Visible World and Comcast Cable Corporation (“Comcast”). The warrants will vest over the five year term of the agreement between Visible World and Comcast. SeaChange estimated the fair value of these warrants to be $223,000 and included the amount in investments in affiliates with an offsetting amount included in deferred revenue. SeaChange is recognizing the deferred revenue over the five year term of the agreement. As of April 30, 2004, SeaChange owned less than 5% of the common and preferred stock of Visible World and is accounting for this investment under the cost method of accounting.

On Demand Group. In the third quarter of fiscal year 2003, SeaChange entered into a Subscription and Shareholders Agreement (the “Subscription Agreement”) with The On Demand Group Limited (“ODG”), a company incorporated in England and Wales that provides video-on-demand services in Europe. Pursuant to the Subscription Agreement, the Company invested 1.5 million U.K. pounds Sterling (approximately $2.4 million) in exchange for 600,000 ordinary shares of ODG representing approximately 23% of the total outstanding capital stock of ODG as of October 29, 2002. As part of the Subscription Agreement, SeaChange committed to purchase additional ordinary shares and preference shares of ODG from ODG and certain of its existing shareholders under certain conditions in the Subscription Agreement. SeaChange entered into a Business Development Agreement with ODG for a minimum of five years whereby ODG agreed to exclusively purchase and to market and promote the Company’s video-on-demand systems and software worldwide in connection with furnishing video-on-demand services to ODG’s customers.

In October 2003, the Subscription Agreement with ODG was amended to remove SeaChange’s commitment to purchase additional ordinary and preference shares from ODG and certain of its existing shareholders. As part of the amended Subscription Agreement, SeaChange committed to loan ODG up to 5.5 million U.K. pounds Sterling (approximately $9.3 million) payable in tranches of 500,000 U.K. pounds Sterling or multiples thereof. ODG’s ability to draw-down the loan is subject to certain conditions including ODG’s execution of a carriage agreement with a cable operator prior to December 31, 2004 and its achievement of certain financial targets. Any outstanding loan amounts would mature five years from the date of the first draw-down and interest is payable quarterly at the rate of 8.1% per annum. No amounts are outstanding as of April 30, 2004.

In December 2003, SeaChange purchased 117,647 common shares of ODG from its principal owners for 400,000 U.K. pounds Sterling (approximately $692,000) increasing SeaChange’s ownership percentage to 28% as of that date.

12. New Accounting Pronouncements

In January 2003, the FASB issued FIN No. 46, “Consolidation of Variable Interest Entities” (“FIN No. 46”) and, in December 2003, issued a revision to that interpretation (“FIN No. 46R”). FIN No. 46R replaces FIN No. 46 and addresses consolidation by business enterprises of variable interest entities that possess certain characteristics. A variable interest entity (VIE) is defined as an entity in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support. The primary beneficiary is required to consolidate the financial position and results of the VIE. SeaChange evaluated its relationships with equity method investments and determined that the adoption of FIN 46R in the quarter ended April 30, 2004 had no impact.

In March 2004, the Emerging Issues Task Force (“EITF”) reached a consensus on EITF No. 03-01, “The Meaning of Other-Than Temporary Impairment and Its Application to Certain Investments.” EITF No. 03-01 addresses disclosures about unrealized losses on available-for-sale debt and equity securities accounted for under FASB Statements No. 115, “Accounting for Certain Investments in Debt and Equity Securities”, and No. 124, “Accounting for Certain Investments Held by Not-for-Profit Organizations.” EITF No. 03-01 is effective for all investments made in fiscal periods beginning after June 15, 2004. SeaChange does not currently expect that the adoption of EITF No. 03-01 will have a material impact on its financial operating results.

SEACHANGE INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

13. Subsequent Event

In May 2004, SeaChange acquired all of the outstanding stock of ZQ Interactive, Ltd., a company incorporated in the British Virgin Islands with its principal software development office in Shanghai, China, for $2.0 million in cash. The acquisition will be accounted for under the purchase method of accounting.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Factors That May Affect Future Results

Any statements contained in this Form 10-Q that do not describe historical facts may constitute forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. These statements relate to future events or our future financial performance and are identified by words such as “may,” “will,” “could,” “should,” “expect,” “plan,” “intend,” “seek,” “anticipate,” “believe,” “estimate,” “potential,” or “continue” or other comparable terms or the negative of those terms. Forward-looking statements in this Form 10-Q include certain statements regarding the effect of certain accounting standards on our financial position and results of operations, the effect of certain legal claims against us, projected changes in our revenues, earnings and expenses, exchange rate sensitivity, interest rate sensitivity, liquidity, product introductions and general market conditions. Our actual future results may differ significantly from those stated in any forward-looking statements. Any such forward-looking statements contained herein are based on current expectations, but are subject to a number of risks and uncertainties that may cause actual results to differ materially from expectations. The factors that could cause actual future results to differ materially from current expectations include the following: the continued growth, development and acceptance of the video-on-demand market; the loss of one of our large customers; the cancellation or deferral of purchases of our products; the length of our sales cycles; a decline in demand or average selling price for our broadband products; our ability to manage our growth; our ability to protect our intellectual property rights and the expenses that may be incurred by us to protect our intellectual property rights; an unfavorable result of current or future litigation, including our current patent litigation with nCube Corp. and the current securities class action lawsuits; content providers limiting the scope of content licensed for use in the video-on-demand market; our ability to introduce new products or enhancements to existing products; our dependence on certain sole source suppliers and third-party manufacturers; our ability to compete in our marketplace; our ability to respond to changing technologies; the risks associated with international sales; the performance of companies in which we have made equity investments, including the ON Demand Group Limited and Visible World; our ability to integrate the operations of acquired subsidiaries; changes in the regulatory environment; our ability to hire and retain highly skilled employees; and increasing social and political turmoil. Further information on factors that could cause actual results to differ from those anticipated is detailed in various filings made by us from time to time with the Securities and Exchange Commission, including but not limited to, those appearing under the caption “Certain Risk Factors That May Affect Our Business” in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 14, 2004. Any forward-looking statements should be considered in light of those factors.

Overview

We are a leading developer, manufacturer, and marketer of systems, known as video-storage servers, that automate the management and distribution of both long-form video streams, such as movies or other feature presentations, and short-form video streams, such as advertisements.

We have three reportable segments: broadband systems, broadcast systems and services. The broadband systems segment includes products, such as our digital advertising and video-on-demand products, that digitally manage, store and distribute digital video for cable system operators and telecommunications companies. The broadcast systems segment includes products for the storage, archival, and on-air playback of advertising and other video programming for the broadcast television industry. Our system revenues are comprised of sales of our broadband and broadcast systems. The service segment is comprised of revenue related to product development contracts, installation, project management, training, product maintenance and technical support for all of the above systems, and delivery of content which is distributed by the broadband systems and software segment.

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

Our ability to continue to generate revenues within the markets that our systems are sold and to generate cash from operations and net income is dependent on several factors which include: (1) market acceptance of the systems and services offered by our customers and increased subscriber usage and demand for these systems and services; (2) selection by our customers of our systems and services versus the systems and services being offered by our competitors; (3) our ability to introduce new systems to the market in a timely manner and to meet the demands of the market for new systems and systems enhancements; (4) our ability to maintain gross margins from the sale of our systems and services at a level that will provide us with cash to fund our operations given the pricing pressures within the market and the costs of materials to manufacture our products; and (5) our ability to control operating costs given the fluctuations that we have experienced with revenues from quarter to quarter.

In the three months ended April 30, 2004, our total revenues grew 20% to $41.6 million from the same period in 2003 compared to 1% growth to $34.8 million in the three months ended April 30, 2003 compared to the same period in 2002. The growth in revenues is primarily attributed to our broadband segment, in which video-on-demand systems revenues rose 42% to $25.2 million in the three months ended April 30, 2004 over the same period in 2003 and 11% to $17.8 million in the three months ended April 30, 2003 compared to the same period in the previous year. This significant growth in systems revenues reflects the expanding deployment of residential video-on-demand systems throughout the United States of America by cable operators. We expect video-on-demand systems revenues will continue to increase in fiscal 2005, depending upon their continued acceptance in key regional domestic markets and their initial deployment throughout Asia and Europe during the second half of fiscal 2005. Services revenues also continued to grow, by 19% to $10.5 million in the three months ended April 30, 2004 over the same period in 2003 and 14% in the three months ended April 30, 2003 compared to the same period in the previous year. This sustained growth is primarily attributed to providing technical support and maintenance services to an ever expanding base of equipment installed at customer sites.

Our advertising systems revenues, which are included in our broadband segment, decreased 47% to $3.1 million in the three months ended April 30, 2004 from the same period in 2003 which compares to an increase of 38% in the three months ended April 30, 2003 over the same period in the previous year. We believe the decrease in advertising systems revenues reflects a decline in demand for analog advertisement systems from cable operators. We expect sales of advertising systems to grow modestly in fiscal 2005. Our broadcast systems revenue increased 19% to $2.8 million in the three months ended April 30, 2004 from the same period in 2003 which compares to a decrease of 61% in the three months ended April 30, 2003 over the same period in the previous year. Also, the increasing rates of decline in both advertising systems and broadcast systems revenues are attributed to the continued adverse affects from the economic slowdown in the advertising industry.

Gross profits increased 6% to 45% in the three months ended April 30, 2004 over the same period in 2003 in comparison to a 3% increase in the three months ended April 30, 2003 over the same period in the previous year. Higher revenues and lower manufacturing and material costs per unit primarily contributed to this favorable performance, even though competitive pressures intensified and resulted in lower average selling prices per unit in fiscal 2005. We believe these competitive pressures will continue and our ability to maintain gross margins will be dependent upon achieving technological advances that will further reduce material costs of sales.

Our revenue growth and improving gross margin resulted in net income of $3.2 million or $0.11 per diluted share in the three months ended April 30, 2004 as compared to net income of $562,000 or $0.02 per diluted share in the same period in 2003. This improvement in operating results enabled us to generate $2.5 million of cash from operations during the three months ended April 30, 2004 in comparison to a decrease of $1.6 million in the three months ended April 30, 2003.

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

A summary of those accounting policies that we believe are most critical to fully understand and evaluate our financial results is set forth in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 14, 2004.

Three Months Ended April 30, 2004 Compared to the Three Months Ended April 30, 2003

Revenues

Systems Revenues. Our systems revenues consist of sales of our broadband products and software licenses and broadcast products. Systems revenues increased 20% from $26.0 million in the three months ended April 30, 2003 to $31.2 million in the three months ended April 30, 2004. Revenues from the broadband segment, which accounted for 91% of total systems revenues in the three months ended April 30, 2003 and April 30, 2004 increased from $23.6 million in the three months ended April 30, 2003 to $28.4 million in the three months ended April 30, 2004. Video-on-demand systems revenues increased to $25.2 million for the three months ended April 30, 2004 as compared to $17.8 million for the three months ended April 30, 2003. Revenues from video-on-demand systems for the three months April 30, 2003 were reduced by the amortization of $575,000 related to the deferred equity discount associated with the Comcast equity investment. Advertising system revenues were $3.1 million for the three months ended April 30, 2004 as compared to $5.8 million for the three months ended April 30, 2003. The increase in broadband revenues is primarily attributable to the increased deployment of residential video-on-demand systems in the United States by cable operators, offset in part by a decline in the number of expansion systems purchased by United States cable system operators for advertising insertion. Broadcast system segment revenues were $2.4 million in the three months ended April 30, 2003 compared to $2.8 million in the three months ended April 30, 2004. The 19% increase in broadcast revenues for the three months ended April 30, 2004 was primarily attributable to an increase in capital expenditures by broadcast companies that we believe reflects improvement in advertising revenues generated by those companies. We expect future revenue growth, if any, to come principally from our video-on-demand and broadcast system products as cable and telecommunications companies continue to offer new applications for their customers and the market for digital video servers within the broadcast industry continues to expand. As revenues from broadcast and interactive television products increase, the advertising products will become a smaller portion of total system revenues. However, we believe that there will be a continuing demand for expansions to existing advertising insertion systems within the United States and increasing demand for advertising insertion systems in an on demand environment as video-on-demand becomes more available to subscribers.

Services Revenues. Our services revenues consist of fees for installation, training, project management, product maintenance, technical support services, product development contracts and movie content fees. Our services revenues increased 19% to $10.5 million in the three months ended April 30, 2004 from $8.8 million in the three months ended April 30, 2003. This increase in services revenues primarily resulted from product development contracts, the annual renewals of technical support and maintenance service contracts, price increases on certain technical support and maintenance services and the impact of a growing installed base of systems. Revenues from our wholly-owned subsidiary, Digital Video Arts, were $316,000 in the three months ended April 30, 2003 and $747,000 in the three months ended April 30, 2004. Revenues from services are expected to continue to grow as the installed base of our products increases and revenues from Digital Video Arts continue to grow due to additional development contracts and new product offerings.

For the three months ended April 30, 2003 and April 30, 2004, certain customers each accounted for more than 10% of our total revenues. Single customers each accounted for 50% and 10% of total revenues in the three months ended April 30, 2003 and 56% of total revenues in the three months ended April 30, 2004. Revenue from these customers was primarily in the broadband segment. We believe that a significant amount of our revenues will continue to be derived from a limited number of customers.

International sales accounted for approximately 13% and 15% of total revenues in the three months ended April 30, 2003 and April 30, 2004, respectively. No individual country except the U.S. accounted for more than 10% of total revenue. We expect that international sales will remain a significant portion of our business in the future and expect to obtain several new video-on-demand orders in Europe and Asia during fiscal year 2005. As of April 30, 2004, substantially all sales of our products were made in United States dollars. Therefore, we have not experienced, nor do we expect to experience in the near term, any material impact from fluctuations in foreign currency exchange rates on our results of operations.

Systems Gross Profit. Costs of systems revenues consist primarily of the cost of purchased components and subassemblies, labor and overhead relating to the final assembly and testing of complete systems and related expenses. Costs of systems revenues increased to $17.0 million in the three months ended April 30, 2004 as compared to $15.3 million in the three months ended April 30, 2003. In the three months ended April 30, 2004, the increase in the costs of systems revenues primarily reflects higher systems revenues within the video-on-demand products. We expect the cost of systems revenues for the video-on-demand products within the broadband segment to decrease as a percentage of revenues as the revenue level increases and we improve our manufacturing and material purchasing efficiencies. Systems gross profit as a percentage of systems revenues was 41% and 46% in the three months ended April 30, 2003 and April 30, 2004, respectively. Gross profit for the broadband segment increased from 43% of revenues for the three months ended April 30, 2003 to 47% of revenues for the three months ended April 30, 2004. The increase in broadband gross profit percentages is primarily due to higher revenues and lower material costs on certain components due to technological advances. Gross profit for the broadcast segment increased from 25% to 30% for the three months ended April 30, 2003 and 2004, respectively. The increase in the broadcast gross profit percentage is primarily due to higher revenues and higher sales prices on certain international revenues.

Services Gross Profit. Costs of services revenues consist primarily of labor, materials and overhead relating to the installation, training, product maintenance and technical support services provided by us and costs associated with providing movie content services. Costs of services revenues increased slightly from $5.8 million in the three months ended April 30, 2003 to $5.9 million in the three months ended April 30, 2004. Services gross profit as a percentage of services revenue was 34% in the three months ended April 30, 2003 and 44% in the three months ended April 30, 2004. The increase in services gross profit was primarily a result of higher revenues on a relatively fixed cost structure. We expect that we will continue to experience fluctuations in gross profit percentage in the future due to the timing of revenues from technical support and other services to support the growing installed base of systems and the timing of costs associated with our ongoing investment required to continue to expand our service organization to support our installed base of systems and our new products.

Research and Development. Research and development expenses consist primarily of the compensation of development personnel, depreciation of development and test equipment and an allocation of related facilities expenses. Research and development expenses increased 13% from $6.2 million in the three months ended April 30, 2003 to $7.1 million, or 17% of total revenues, in the three months ended April 30, 2004 due primarily to required set-top box integration testing. We expect that research and development expenses will increase 5% to 10% in fiscal 2005 as we continue our development and support of new and existing products.

Selling and Marketing. Selling and marketing expenses consist primarily of compensation expenses, including sales commissions, travel expenses and certain promotional expenses. Selling and marketing expenses remained flat at $4.2 million, or 12% and 10% of total revenues, in the three months ended April 30, 2003 and April 30, 2004, respectively.

General and Administrative. General and administrative expenses consist primarily of the compensation of executive, finance, human resource and administrative personnel, legal and accounting services and an allocation of related facilities expenses. General and administrative expenses decreased slightly from $2.8 million in the three months ended April 30, 2003 to $2.7 million, or 6% of total revenues in the three months ended April 30, 2004.

Interest Income and Interest Expense. Interest income was $442,000 in the three months ended April 30, 2003 and $539,000 in the three months ended April 30, 2004. The increase in interest income primarily reflects higher average invested cash balances throughout the quarter and higher interest rates earned on the invested cash balance. Interest expense was approximately $53,000 in the three months ended April 30, 2003 and $17,000 in the three months ended April 30, 2004.

Equity loss in earnings of affiliates. Equity loss in earnings of affiliates was $35,000 and $30,000 in the three months ended April 30, 2003 and 2004, respectively. The equity loss in earnings of affiliates consists of our proportionate ownership share of the loss of the On Demand Group Limited (“ODG”) under the equity method of accounting.

Income Tax Expense. Our annual effective tax rate was 31% and 40% for the three months ended April 30, 2003 and 2004, respectively. For the three months ended April 30, 2003, the effective tax rate was favorably impacted by the utilization of the Company’s remaining federal net operating loss carryforwards. Through April 30, 2004, we have recorded a full valuation allowance against our net deferred tax assets due to the uncertainty of their realization as a result of cumulative historical pre-tax losses. We will continue to assess the need for the valuation allowance at each balance sheet date based on all available evidence. If we generate sufficient future pre-tax income, some portion or all of the valuation allowance would be reversed and a corresponding increase in net income would be reported in the future.

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

Liquidity and Capital Resources

We have financed our operations and capital expenditures primarily with the proceeds from sales of our common stock, borrowings and cash flows generated from operations. Cash and cash equivalents increased $1.6 million from $87.6 million at January 31, 2004 to $89.2 million at April 30, 2004 largely due to cash provided by operating activities. Working capital, excluding long-term marketable securities, increased from $99.2 million at January 31, 2004 to $104.3 million at April 30, 2004.

Net cash provided by operating activities was $2.4 million for the three months ended April 30, 2004 compared to net cash used in operating activities of $1.6 million for the three months ended April 30, 2003. The net cash provided by operating activities for the three months ended April 30, 2004 was the result of the net income of $3.2 million adjusted for non-cash expenses including depreciation and amortization of $1.8 million and the changes in certain operating assets and liabilities. The significant changes in operating assets and liabilities that provided cash from operations included increases in accounts payable of $9.8 million due to the timing of payments for inventory purchased in April, deferred revenue of $3.7 million, accrued expenses of $1.6 million and income taxes payable of $1.0 million. These items that generated cash from operations were offset by an increase in accounts receivable of $18.9 million which included the sale of pre-petition Adelphia accounts receivable of $680,000 to a bank for cash proceeds of $517,000. The increase in accounts receivable was due to the receipt of customer orders late in the quarter. It is typical for us to experience fluctuations in our monthly operating results primarily due to the timing of receiving customer orders and the related shipment of these customer orders. As a result of these monthly fluctuations, we may experience an increase in our inventories as a result of procurement of both short and long lead components for anticipated orders for both our product segments, a decrease in our accounts payable balance primarily due to the timing of payments for materials purchased for prior month shipments, increases or decreases in accounts receivable amounts as a result of the timing of receiving customer orders during the period and of customer payments and a resulting decrease in cash and cash equivalents. We expect that the video-on-demand products within the broadband segment will continue to require a significant amount of cash to fund future product development and demonstration equipment and to meet higher forecasted revenue levels.

Net cash used in investing activities was $1.4 million and $1.2 million for the three months ended April 30, 2004 and April 30, 2003, respectively. Investment activity for the three months ended April 30, 2004 consisted primarily of capital expenditures of $852,000 and purchases of marketable securities of $528,000.

Net cash provided by financing activities was $598,000 for the three months ended April 30, 2004 compared with net cash used in financing activities of $30,000 for the three months ended April 30, 2003. In the three months ended April 30, 2004, the cash provided by financing activities included $696,000 in proceeds from the issuance of common stock in connection with stock option exercises and the employee stock purchase plan, partially offset by the repayment of obligations under capital lease of approximately $98,000.

In December 2003, we renewed our revolving line of credit with a bank for a two year period and increased the committed amount from $10.0 million to $15.0 million. Loans made under this revolving line of credit bear interest at a rate per annum equal to the bank’s prime rate, which was 4.0% on April 30, 2004. Borrowings under this line of credit are collateralized by substantially all of our assets. The loan agreement requires that we provide the bank with certain periodic financial reports and comply with certain financial ratios including a minimum level of earnings before interest, taxes and depreciation and amortization on a trailing twelve month basis, when amounts are outstanding under the loan agreement. As of April 30, 2004, we were in compliance with the financial covenants. There are currently no amounts outstanding under the revolving line of credit.

In October 2002, we entered into a Subscription and Shareholders Agreement (the “Subscription Agreement”) with ODG, a company incorporated in England and Wales that provides video-on-demand services in Europe. Pursuant to the Subscription Agreement, we invested 1.5 million U.K. pounds Sterling (approximately $2.4 million) in exchange for 600,000 ordinary shares of ODG representing approximately 23% of the total outstanding capital stock of ODG on that date. As part of the Subscription Agreement, we had committed to purchase additional ordinary shares and preference shares of ODG from ODG and certain of its existing shareholders under certain conditions in the Agreement. We also entered into a Business Development Agreement with ODG for a minimum of five years whereby ODG agreed to exclusively purchase and to market and promote our video-on-demand systems and software worldwide in connection with furnishing video-on-demand services to ODG’s customers.

In October 2003, we and ODG amended the Subscription Agreement to remove our commitment to purchase additional ordinary and preference shares from ODG and certain of its existing shareholders. As part of the amended Subscription Agreement, we have committed to loan ODG up to 5.5 million U.K. pounds Sterling (approximately $9.3 million) payable in tranches of 500,000 U.K. pounds Sterling or multiples thereof. ODG’s ability to draw-down the loan is subject to certain conditions including ODG’s execution of a carriage agreement with a cable operator prior to December 31, 2004 and its achievement of certain financial targets. Any outstanding loan amounts would mature five years from the date of the first draw-down and interest is payable quarterly at the rate of 8.1% per annum. No amounts are outstanding as of April 30, 2004.

In December 2003, we purchased 117,647 common shares of ODG from its principal owners for 400,000 U.K. pounds Sterling (approximately $692,000).

In May 2004, we acquired all of the outstanding stock of ZQ Interactive, Ltd., a company incorporated in the British Virgin Islands with its principal software development office in Shanghai, China, for $2.0 million in cash. The acquisition will be accounted for under the purchase method of accounting.

We had no material capital expenditure commitments as of April 30, 2004.

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

Recent Accounting Pronouncements

In January 2003, the FASB issued FIN No. 46, “Consolidation of Variable Interest Entities” (“FIN No. 46”) and, in December 2003, issued a revision to that interpretation (“FIN No. 46R”). FIN No. 46R replaces FIN No. 46 and addresses consolidation by business enterprises of variable interest entities that possess certain characteristics. A variable interest entity (VIE) is defined as an entity in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support. The primary beneficiary is required to consolidate the financial position and results of the VIE. We evaluated our relationships with equity method investments and determined that the adoption of FIN 46R in the quarter ended April 30, 2004 had no impact.

In March 2004, the Emerging Issues Task Force (“EITF”) reached a consensus on EITF No. 03-01, “The Meaning of Other-Than Temporary Impairment and Its Application to Certain Investments.” EITF No. 03-01 addresses disclosures about unrealized losses on available-for-sale debt and equity securities accounted for under FASB Statements No. 115, “Accounting for Certain Investments in Debt and Equity Securities”, and No. 124, “Accounting for Certain Investments Held by Not-for-Profit Organizations.” EITF No. 03-01 is effective for all investments made in fiscal periods beginning after June 15, 2004. We do not currently expect that the adoption of EITF No. 03-01 will have a material impact on our financial operating results.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

We face exposure to financial market risks, including adverse movements in foreign currency exchange rates and changes in interest rates. These exposures may change over time as business practices evolve and could have a material adverse impact on our financial results. Our primary exposure has been related to local currency revenue and operating expenses in Europe and Asia. Historically, we have not hedged specific currency exposures as gains and losses on foreign currency transactions have not been material to date. At April 30, 2004, we had no outstanding amounts related to variable rate U.S. dollar denominated debt. As there were no amounts outstanding as of April 30, 2004 related to variable rate debt, there was no interest rate exposure. The carrying amounts reflected in the consolidated balance sheet of cash and cash equivalents, trade receivables, and trade payables approximates fair value at April 30, 2004 due to the short maturities of these instruments. We maintain investment portfolio holdings of various issuers, types, and maturities. Our cash and marketable securities include cash equivalents, which we consider to be investments purchased with original maturities of three months or less. Given the short maturities and investment grade quality of the portfolio holdings at April 30, 2004, a sharp rise in interest rates should not have a material adverse impact on the fair value of our investment portfolio. As a result, we do not currently hedge these interest rate exposures. At April 30, 2004, we had $8.9 million in short-term marketable securities and $25.9 million in long-term marketable securities. The major portion of these securities have fixed interest rates and are not subject to risk arising from interest rate variability.

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

As a result of the evaluation completed by us, and in which Messrs. Styslinger and Fiedler participated, we have concluded that there were no changes during the fiscal quarter ended April 30, 2004 in our internal controls over financial reporting, which have affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

A Form 8-K was furnished to the Securities and Exchange Commission on March 2, 2004 furnishing information pursuant to Item 12 relating to the press release of SeaChange International, Inc., dated March 2, 2004 reporting SeaChange International, Inc.’s financial results for the fiscal quarter ended January 31, 2004 and the fiscal year ended January 31, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, SeaChange International, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: June 9, 2004

SEACHANGE INTERNATIONAL, INC.

by:	/s/ William L. Fiedler
William L. Fiedler Senior Vice President, Finance and Administration, Chief Financial Officer, Treasurer and Secretary (Principal Financial and Accounting Officer; Authorized Officer)

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