Form 10-Q
period 2004-07-31
SEACHANGE INTERNATIONAL INC
filed 2004-09-09
CIK 1019671

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2004

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

The number of shares outstanding of the registrant’s Common Stock on September 7, 2004 was 27,572,714.

SEACHANGE INTERNATIONAL, INC.

ITEM I. Financial Statements

SEACHANGE INTERNATIONAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	July 31, 2004	January 31, 2004
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$98,539	$87,597
Restricted cash	1,000	—
Marketable securities	12,559	7,777
Accounts receivable, net of allowance for doubtful accounts of $773 at July 31, 2004 and $1,197 at January 31, 2004	30,720	16,572
Inventories	18,880	19,738
Prepaid expenses and other current assets	2,980	3,640

Total current assets	164,678	135,324
Property and equipment, net	14,074	14,757
Marketable securities	19,464	26,669
Investments in affiliates	3,556	3,809
Intangible assets, net	1,217	1,293
Goodwill	1,629	253
Other assets	168	151

	$204,786	$182,256

Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of lines of credit and obligations under capital lease	$411	$399
Accounts payable	12,326	2,367
Income taxes payable	982	1,336
Accrued litigation reserve	7,633	7,604
Other accrued expenses	7,711	7,616
Customer deposits	673	401
Deferred revenue	20,806	16,437

Total current liabilities	50,542	36,160
Long-term portion of lines of credit and obligations under capital lease	—	209
Commitments and contingencies (Note 11)
Stockholders’ equity:
Convertible preferred stock, 5,000,000 shares authorized, none outstanding	—	—
Common stock, $.01 par value; 100,000,000 shares authorized; 27,525,994 and 27,279,365 shares issued and outstanding at July 31, 2004 and January 31, 2004, respectively	275	273
Additional paid-in capital	167,491	165,410
Accumulated deficit	(12,842)	(19,393)
Accumulated other comprehensive loss	(680)	(403)

Total stockholders’ equity	154,244	145,887

	$204,786	$182,256

The accompanying notes are an integral part of these condensed consolidated financial statements.

SEACHANGE INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Three months ended		Six months ended
	July 31, 2004	July 31, 2003	July 31, 2004	July 31, 2003
	(unaudited)
Revenues:
Systems	$32,444	$27,453	$63,620	$53,458
Services	10,583	8,894	21,046	17,663

	43,027	36,347	84,666	71,121
Cost of revenues:
Systems	16,839	15,849	33,803	31,115
Services	6,408	5,649	12,297	11,438

	23,247	21,498	46,100	42,553

Gross profit	19,780	14,849	38,566	28,568

Operating expenses:
Research and development	7,128	6,464	14,202	12,709
Selling and marketing	4,450	4,197	8,625	8,351
General and administrative	2,640	2,857	5,324	5,705

	14,218	13,518	28,151	26,765

Income from operations	5,562	1,331	10,415	1,803
Interest income	383	480	922	922
Interest expense	—	(38)	(17)	(91)
Impairment loss in investments in affiliate	—	(313)	—	(313)

Income before income taxes and equity loss in earnings of affiliates	5,945	1,460	11,320	2,321
Income tax expense	2,378	513	4,516	777
Equity loss in earnings of affiliates	223	5	253	40

Net income	$3,344	$942	$6,551	$1,504

Basic income per share	$0.12	$0.04	$0.24	$0.06

Diluted income per share	$0.12	$0.03	$0.23	$0.05

Weighted average common shares outstanding:
Basic	27,490	26,903	27,415	26,836

Diluted	28,745	27,813	28,776	27,556

The accompanying notes are an integral part of these condensed consolidated financial statements.

SEACHANGE INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

(in thousands)

	Six months ended
	July 31, 2004	July 31, 2003
	(unaudited)
Cash flows from operating activities:
Net income	$6,551	$1,504
Adjustments to reconcile net income to net cash provided by (used) in operating activities:
Depreciation and amortization	3,751	3,768
Equity loss in earnings of affiliates	253	40
Impairment loss on investment in affiliate	—	313
Inventory valuation charge	653	370
Amortization of deferred equity discount	—	1,587
Changes in operating assets and liabilities:
Accounts receivable	(14,132)	(18,627)
Inventories	(151)	475
Prepaid expenses and other assets	458	918
Accounts payable	9,921	423
Income taxes payable	(171)	(377)
Accrued expenses	(925)	807
Customer deposits	272	316
Deferred revenue	4,369	3,270

Net cash provided by (used in) operating activities	10,849	(5,213)

Cash flows from investing activities:
Purchases of property and equipment	(1,840)	(1,844)
Purchases of marketable securities	(530)	(2,320)
Proceeds from sale and maturity of marketable securities	2,496	2,143
Acquisition of business, net of cash acquired	(919)	—
Restricted cash	(1,000)	—

Net cash used in investing activities	(1,793)	(2,021)

Cash flows from financing activities:
Repayment of borrowings under construction loan	—	(83)
Repayment of obligations under capital lease	(197)	(43)
Proceeds from issuance of common stock	2,083	854

Net cash provided by financing activities	1,886	728

Net increase (decrease) in cash and cash equivalents	10,942	(6,506)
Cash and cash equivalents, beginning of period	87,597	68,776

Cash and cash equivalents, end of period	$98,539	$62,270

Supplemental disclosure of noncash activities:
Transfer of items originally classified as equipment to inventories	$53	$74
Transfer of items originally classified as inventories to equipment	$409	$1,248

The accompanying notes are an integral part of these condensed consolidated financial statements.

SEACHANGE INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of SeaChange International, Inc. and its subsidiaries (“SeaChange” or the “Company”). SeaChange believes that the unaudited condensed consolidated financial statements reflect all adjustments (consisting of only normal recurring adjustments), necessary for a fair statement of SeaChange’s financial position, results of operations and cash flows at the dates and for the periods indicated. The results of operations for the periods presented are not necessarily indicative of results expected for the full fiscal year or any other future periods. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes for the year ended January 31, 2004, included in SeaChange’s Annual Report on Form 10-K for such fiscal year. The balance sheet at January 31, 2004 was derived from audited financial statements.

2. Revenue Recognition

Revenues from sales of systems and software license arrangements that do not require significant modification or customization of the underlying software are recognized when title and risk of loss has passed to the customer, there is evidence of an arrangement, fees are fixed or determinable and collection of the related receivable is probable. Installation, project management and training revenue is deferred and recognized as these services are performed. Revenue from technical support and maintenance is deferred and recognized ratably over the period of the related agreements. Customers are billed for installation, project management, training and maintenance at the time of the product sale. If a portion of the sales price is not due until installation of the system is complete, that portion of the sales price is deferred until installation is complete. Revenue from movie content services is recognized based on the volume of monthly purchases that are made by hotel guests. Revenue from product development contract services is recognized based on the efforts expended in relation to the overall efforts for the project. Efforts are measured based on the time expected to be incurred. Shipping and handling costs and other out-of-pocket expenses reimbursed by customers are included in revenues and cost of revenues.

SeaChange’s transactions frequently involve the sales of systems, software and services under multiple element arrangements. Systems sales always include at least one year of free technical support and maintenance services. Revenue under multiple element arrangements is allocated to all undelivered elements of the sales arrangement based upon the fair value of those elements. The amounts allocated to training, technical support and maintenance are based upon the price charged when these elements are sold separately and unaccompanied by the other elements. The amount allocated to installation and project management revenue is based upon standard hourly billing rates and the estimated time required to complete the service. The amount allocated to the sales of systems and software reflects the residual method basis. Under this method, the total arrangement value is allocated first to undelivered elements, based on their fair values, with the remainder being allocated to the delivered elements. Installation and training services are not essential to the functionality of systems as these services do not alter the equipment’s capabilities, are available from other vendors and the systems are standard products. For multiple element arrangements including software licenses and services where vendor-specific objective evidence of the fair value does not exist to allocate a portion of the fee to the only undelivered elements, where the only undelivered element are technical support and maintenance services, the entire fee under the arrangement is recognized ratably over the period which technical support and maintenance is expected. For transactions in which consideration, including equity instruments, is given to a customer, SeaChange accounts for the value of this consideration as a reduction in revenue in the Consolidated Statement of Operations (see Note 12).

Certain reclassifications have been made to conform the prior period amounts to the current period presentation. In the fourth quarter of the fiscal year ended January 31, 2004, the Company reclassified reimbursable service expenses to be consistent with EITF 01-14, “Income Statement Characterization of Reimbursements Received for Out of Pocket Expenses Incurred.” As a result, amounts billed to customers for reimbursable out-of-pocket expenses of $379,000 for the three months ended July 31, 2003 and $942,000 for the six months ended July 31, 2003 have been reclassified from being an offset to cost of services revenue to an addition to services revenue. The amounts reclassified had no effect on current or previously reported income from operations, net income or earnings per share.

3. Stock Compensation

SeaChange accounts for its stock option plans and stock purchase plan under the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” (“APB 25”) and related interpretations and provides pro forma footnote disclosures as though the fair value method under SFAS No. 123, “Accounting for Stock-Based Compensation,” (“SFAS 123”), as amended by SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure, An Amendment of SFAS No. 123”, was followed. Non-employee stock awards are accounted for in accordance with SFAS No. 123 and Emerging Issues Task Force Issue No. 96-18, “Accounting for Equity Instruments That are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services”. SeaChange’s employee stock purchase plan is a non-compensatory plan and its stock option plans are accounted for using the intrinsic value method under the provisions of APB 25. Had compensation for SeaChange’s stock based

SEACHANGE INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

compensation plans been accounted for under the fair value method as proscribed by SFAS No. 123, the amounts reported in the Condensed Consolidated Statements of Operations for the three and six months ended July 31, 2004 and 2003, would have been:

	Three months ended		Six months ended
	July 31, 2004	July 31, 2003	July 31, 2004	July 31, 2003
	(in thousands, except per share data)
Net income, as reported	$3,344	$942	$6,551	$1,504
Less: Stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	1,760	2,060	3,616	4,167

Pro forma net income (loss)	$1,584	$(1,118)	$2,935	$(2,663)

Basic income (loss) per share
As reported	$0.12	$0.04	$0.24	$0.06
Pro forma	$0.06	$(0.04)	$0.11	$(0.10)
Diluted income (loss) per share
As reported	$0.12	$0.03	$0.23	$0.05
Pro forma	$0.06	$(0.04)	$0.10	$(0.10)

The fair value of each option granted was estimated on the date of grant assuming a weighted average volatility factor of 100% for the three and six months ended July 31, 2003 and July 31, 2004. Additional weighted average assumptions used for grants during the three and six months ended July 31, 2003 and July 31, 2004, included: dividend yield of 0.0% for all periods; risk-free interest rates of 2.0% for options granted during the three and six months ended July 31, 2003; 2.5% for options granted during the three and six months ended July 31, 2004; and an expected option term of 7.5 years for all periods.

Because additional option grants are expected to be made each period and options vest over several periods, the above pro forma disclosures are not representative of pro forma effects on reported net income (loss) for future periods.

4. Earnings Per Share

Earnings per share is presented in accordance with SFAS No. 128, “Earnings Per Share”, (“SFAS 128”) which requires the presentation of “basic” earnings per share and “diluted” earnings per share. Basic earnings per share is computed by dividing earnings available to common shareholders by the weighted-average shares of common stock outstanding during the period. For the purposes of calculating diluted earnings per share, the denominator includes both the weighted average number of shares of common stock outstanding during the period and the weighted average number of shares of potential common stock, such as stock options and warrants, calculated using the treasury stock method.

For the three and six months ended July 31, 2004, 2,593,000 and 2,440,000, respectively, of common shares issuable upon the exercise of stock options have been excluded from the diluted income per share computation as the exercise prices of these options were above the market price of the common stock during the period indicated. For the three and six months ended July 31, 2003, 3,186,000 and 3,191,000, respectively, of common shares issuable upon the exercise of stock options have been excluded from the diluted income per share computation as the exercise prices of these options were above the market price of the common stock during the period indicated.

Below is a summary of the shares used in calculating basic and diluted income per share for the periods indicated:

	Three months ended		Six months ended
	July 31, 2004	July 31, 2003	July 31, 2004	July 31, 2003
	(in thousands)
Weighted average shares used in calculating earnings per share—Basic	27,490	26,903	27,415	26,836
Dilutive common stock options	1,099	784	1,214	609
Common stock warrants	156	126	147	111

Weighted average shares used in calculating earnings per share—Diluted	28,745	27,813	28,776	27,556

SEACHANGE INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

5. Inventories

Inventories consist of the following:

	July 31, 2004	January 31, 2004
	(in thousands)
Components and assemblies	$13,101	$13,994
Finished products	5,779	5,744

	$18,880	$19,738

6. Comprehensive Income

SeaChange’s comprehensive income was as follows:

	Three months ended		Six months ended
	July 31, 2004	July 31, 2003	July 31, 2004	July 31, 2003
	(in thousands)
Net income	$3,344	$942	$6,551	$1,504
Other comprehensive expense, net of tax:
Foreign currency translation adjustment, net of tax of $2, $7, $2, and $23 respectively	(3)	(12)	(3)	(46)
Unrealized loss on marketable securities, net of tax of $65, $101, $183 and $75, respectively	(97)	(188)	(274)	(133)

Other comprehensive loss	(100)	(200)	(277)	(179)

Comprehensive income	$3,244	$742	$6,274	$1,325

7. Income Taxes

During the six months ended July 31, 2004, SeaChange recorded income tax expense of $4.5 million, at an annual effective income tax rate of 40%. During the six months ended July 31, 2003, SeaChange recorded income tax expense of $777,000, at an annual effective income tax rate of 34%. For the six months ended July 31, 2003, the effective tax rate was favorably impacted by the utilization of the Company’s remaining federal net operating loss carryforwards. As of July 31, 2004, SeaChange has a full valuation allowance against its net deferred tax assets due to the uncertainty of their realization. SeaChange will continue to assess the need for the valuation allowance at each balance sheet date based on all available evidence. If the Company generates sufficient future pre-tax income, some portion or all of the valuation allowance would be reversed and a corresponding increase in net income would be reported in the future.

8. Segment Information

SeaChange has three reportable segments: broadband systems, broadcast systems and services. The broadband systems segment develops, markets and sells products to digitally manage, store and distribute digital video for cable system operators and telecommunications companies. The broadcast systems segment develops, markets and sells products for the storage, archival, on-air playback of advertising and other video programming for the broadcast television industry. The services segment provides installation, training, product maintenance and technical support for all of the above systems and movie content, which is distributed by the broadband product segment. SeaChange does not measure the assets allocated to the segments, other than the intangible assets and goodwill in connection with the acquisition of ZQ Interactive (see Note 9). SeaChange measures profitability of the segments based on their respective gross profits. There were no inter-segment sales or transfers. Long-lived assets are principally located in the United States. The following summarizes the revenues and cost of revenues by reportable segment:

	Three months ended		Six months ended
	July 31, 2004	July 31, 2003	July 31, 2004	July 31, 2003
	(in thousands)
Revenues
Broadband	$28,666	$22,941	$57,037	$46,581
Broadcast	3,778	4,512	6,583	6,877
Services	10,583	8,894	21,046	17,663

Total	$43,027	$36,347	$84,666	$71,121

SEACHANGE INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Costs of revenues
Broadband	$14,215	$12,978	$29,218	$26,460
Broadcast	2,624	2,871	4,585	4,655
Services	6,408	5,649	12,297	11,438

Total	$23,247	$21,498	$46,100	$42,553

Gross profit
Broadband	$14,451	$9,963	$27,819	$20,121
Broadcast	1,154	1,641	1,998	2,222
Services	4,175	3,245	8,749	6,225

Total	$19,780	$14,849	$38,566	$28,568

The following summarizes revenues by geographic locations:

Revenues
United States of America	$36,113	$31,097	$71,603	$61,279
Canada and South America	2,215	774	4,715	2,756
Europe	2,688	1,402	5,046	2,676
Asia Pacific and rest of world	2,011	3,074	3,302	4,410

Total	$43,027	$36,347	$84,666	$71,121

The following summarizes revenues by significant customer where such revenue exceeded 10% of total revenues for the indicated period:

	Three months ended		Six months ended
	July 31, 2004	July 31, 2003	July 31, 2004	July 31, 2003
Customer A	61%	49%	58%	50%

International sales accounted for approximately 16% and 14% of total revenues in the three-month periods ended July 31, 2004 and July 31, 2003, respectively. International sales accounted for approximately 15% and 14% in the six-month periods ended July 31, 2004 and July 31, 2003, respectively. For the three and six month periods ended July 31, 2004 and 2003, substantially all sales of the Company’s systems were made in United States dollars. Therefore, SeaChange has not experienced any material impact from fluctuations in foreign currency exchange rates on our results of operations or financial position. If this practice changes in the future, the Company will reevaluate its foreign currency exchange rate risk.

At July 31, 2004, one customer accounted for 60% of the accounts receivable and at January 31, 2004 the same customer accounted for 22% of the accounts receivable.

9. Acquisition

On May 17, 2004, SeaChange acquired all of the outstanding stock of ZQ Interactive, Ltd., a company incorporated in the British Virgin Islands with its principal office in Shanghai, China, for $2.0 million in cash. According to the terms of the purchase agreement, $1.0 million was paid to the sellers at the signing of the purchase agreement and the remaining $1.0 million will be paid to the sellers in two equal annual installments of $500,000 on the first and second anniversary dates of the signing of the purchase agreement. The acquisition was accounted for under the purchase method of accounting. Accordingly, the financial position and results of operations of ZQ Interactive have been consolidated subsequent to the acquisition date. SeaChange allocated $56,000 of the purchase price to the acquired tangible net assets and liabilities including accounts receivable, prepaid expenses and accounts payable. In addition, $520,000 of the purchase price was allocated to the acquired intellectual property. The Company determined the value of the intellectual property based on the net present value of the expected cash flows over the expected life of the intellectual property of five years. The intellectual property intangible asset will be amortized over a five year period on an accelerated basis, reflecting the expected period that the assets will be consumed. The remaining purchase price of $1.6 million including related acquisition costs was determined to be goodwill and will be periodically reviewed in accordance with Statement of Financial accounting Standards 142, “Goodwill and Other Intangible Assets”. The acquired assets are part of the broadband segment. Pro forma results of operations are not presented as the amounts are not material to the Company’s condensed consolidated financial statements.

SEACHANGE INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

10. Goodwill and Intangible Assets

At July 31, 2004, the Company had goodwill of $1.9 million which included $1.6 million of goodwill acquired as part of the ZQ Interactive acquisition in the second quarter of fiscal 2005 (see Note 9). Goodwill is reported as part of the broadband reporting segment.

The Company’s intangible assets consist of patent costs and intellectual property, which are part of the broadband reporting segment. At July 31, 2004, the gross carrying value of these intangible assets was $6.2 million and the accumulated amortization was $5.3 million. At January 31, 2004, the gross carrying value of these intangible assets was $5.7 million and the accumulated amortization was $4.4 million. SeaChange’s intangible assets are amortized on both a straight-line and accelerated basis over a period of up to 5 years, reflecting the expected period that the assets will be consumed. Amortization expense for intangible assets was $450,000 and $400,000 for the three months ended July 31, 2004 and 2003, respectively. Amortization expense for intangible assets was $850,000 and $800,000 for the six months ended July 31, 2004 and 2003, respectively, and is estimated to be approximately $1.3 million in fiscal 2005, $225,000 in fiscal 2006, $175,000 in fiscal 2007, $50,000 in fiscal 2008 and $20,000 in fiscal 2009.

11. Commitments and Contingencies

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

On April 7, 2004, the District Court issued its Memorandum Opinion which sets forth its reasoning for the September 30, 2002 order. On April 29, 2004, the District Court entered a judgment denying nCube’s claim that the ‘312 patent is invalid. On May 5, 2004, nCube filed a notice of appeal purporting to appeal from the District Court’s April 29, 2004 judgment and briefing is now proceeding in that appeal.

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

In response to certain post-trial motions filed by SeaChange and nCube in 2002, the district court issued on March 31, 2003 two orders in the ‘804 infringement case and on April 7, 2004 issued the related memorandum opinion explaining the scope of and basis for the orders. The first order ruled on the post-trial motions filed by nCube and SeaChange. The district court denied SeaChange’s motion for judgment as a matter of law with regard to literal infringement and validity. However, the court granted SeaChange’s motion for judgment as a matter of law with regard to infringement under the doctrine of equivalents, finding that this was not sufficiently established during trial. The district court denied SeaChange’s motion for a new trial and awarded nCube enhanced damages of two times the jury award ($4.1 million) and two-thirds of its attorney’s fees ($1.8 million). The district court also awarded nCube pre-judgment interest ($62,000) and post-judgment interest, ordering that nCube submit to the court an updated post-judgment interest calculation within twenty (20) days of receipt of the April 7, 2004 memorandum. As detailed below, nCube submitted this updated post-judgment interest calculation on April 27, 2004. The court also denied nCube’s motion for a permanent injunction and an accounting, as the parties intend to appeal both this case and the litigation regarding the ‘312 patent detailed above, and the court having granted SeaChange’s motion for judgment as a matter of law with regard to infringement under the doctrine of equivalents. Additionally, the court ruled that it would consider the supplemental declaration of one of SeaChange’s witnesses for the limited purpose of establishing SeaChange’s conduct during litigation, but would disregard the substantive content of the declaration. The second order issued by the court on March 31, 2003 denied a number of outstanding pre-trial motions as moot.

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

On April 28, 2003, SeaChange filed a notice of appeal, appealing from the judgment and from other adverse rulings by the district court. SeaChange also filed a motion with the Federal Circuit Court of Appeals seeking to stay nCube’s appeal pending the issuance of a written opinion by the district court explaining its March 31, 2003 orders. On May 29, 2003, the Court of Appeals allowed SeaChange’s motion and ordered the appeals stayed pending the issuance of a memorandum opinion by the district court, which was issued on April 7, 2004. Accordingly, the stay in the appeals has been lifted and briefing is now proceeding.

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

The following is a summary of the accrued litigation reserve through July 31, 2004:

Estimated damages on the accused VOD shipments through April 30, 2002	$2,787,000
Estimated treble damages on the accused VOD shipments through April 30, 2002	5,574,000
Estimated legal fees (including write-off of capitalized legal costs and nCube legal fees)	5,621,000
Accrued interest on estimated damages and treble damages through April 30, 2002	418,000

Total charges recorded as of April 30, 2002	14,400,000
Additional accrued interest on estimated damages through January 31, 2004	362,000
Adjustment to litigation reserve based on March 31, 2003 court order and April 8, 2003 court filing	(3,537,000)
Legal expenses paid through January 31, 2004	(3,621,000)

Accrued litigation reserve as of January 31, 2004	7,604,000
Additional accrued interest on estimated damages through July 31, 2004	29,000

Accrued litigation reserve as of July 31, 2004	$7,633,000

SEACHANGE INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

This reserve reflects SeaChange’s best estimate of SeaChange’s exposure based on information currently available. However, SeaChange believes that any liability ultimately incurred after pursuing all legal options will not likely exceed the accrued litigation reserve as of July 31, 2004, except for on-going legal fees associated with the dispute and additional interest on the awarded damages, which will be charged to operations. Other than the payment of SeaChange’s legal fees, any payment of the other recorded charges will only occur in the event that the jury verdict is upheld in appeal. SeaChange has appealed the district court’s judgment to the United States Court of Appeals for the Federal Circuit. Any injunctive relief against SeaChange will not be determined until after appeal. In the event that the court issues an injunction prohibiting SeaChange from selling the accused video-on-demand products, SeaChange believes that such injunction would have a minimal impact on SeaChange’s ability to ship products and meet customer demands because SeaChange has implemented a revised version of the software which SeaChange believes does not infringe the nCube `804 patent.

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

As discussed above, the appeals with respect to the ‘312 patent and the ‘804 patent are now proceeding.

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

On June 14, 2000, Concurrent filed a counterclaim under seal against SeaChange seeking unspecified damages. On July 28, 2000, Concurrent filed a motion for summary judgment on the claim of civil conspiracy and on January 4, 2001, the trial court entered an order granting summary judgment for Concurrent on that claim. On June 12, 2001, the trial court denied the motion for reconsideration but made findings which permitted an immediate appeal and on July 11, 2001 SeaChange filed an appeal. On October 2, 2002, the Arkansas Court of Appeals reversed the judgment entered in favor of Concurrent and remanded the matter to the trial court. The Arkansas Supreme Court declined Concurrent’s request for review. All claims proceeded to trial beginning January 26, 2004. On March 2, 2004, the jury returned its verdicts, finding that SeaChange did not breach its contract with Mr. Putterman and that SeaChange did not defame Concurrent. The jury also found that Mr. Putterman did not defame SeaChange and that SeaChange did commit fraudulent misrepresentation. No damages were awarded by the jury in connection with this finding. On May 25, 2004 the court entered judgment in favor of Putterman, Lathrop Investment Management and Concurrent on SeaChange’s complaint and entered judgment in favor of SeaChange on the counterclaims of Putterman and Concurrent. No appeals have been taken from the judgment and the claims of all the parties are now concluded.

Securities Class Action Litigation

From October 30, 2002 to January 13, 2003, six purported securities class action lawsuits, all alleging nearly identical claims, were filed in the United States District Court for the District of Massachusetts against SeaChange, Morgan Stanley & Co. Incorporated,

SEACHANGE INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

General

SeaChange cannot be certain of the outcome of the foregoing current or potential litigation, but SeaChange plans to vigorously defend itself against allegations made against SeaChange and oppose allegations that may be brought against SeaChange in the future. Accordingly, SeaChange is unable to determine the ultimate impact of this litigation on SeaChange’s business, financial condition and results of operations or cash flows.

Guarantees and Indemnification Obligations

SeaChange warrants that its products, including software products, will substantially perform in accordance with its standard published specifications in effect at the time of delivery. Most warranties have at least a one year duration commencing from installation. In addition, upon the sale of its systems, SeaChange provides maintenance support to all customers and therefore allocates a portion of the systems purchase price to the initial warranty period and recognizes revenue on a straight line basis over that warranty period related to both the warranty obligation and the maintenance support agreement. For maintenance support agreements that extend beyond the standard warranty term, revenue is deferred and recognized on a straight line basis over the contract period. Any related costs are expensed as incurred. At July 31, 2004 and January 31, 2004, SeaChange had deferred revenue related to initial and maintenance support agreements of $16.5 million and $14.6 million, respectively.

12. Comcast Equity Investment and Video-on-Demand Purchase Agreements

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

SeaChange determined the intrinsic value of $586,000 related to the 756,144 shares of common stock purchased on February 28, 2001 and measured the fair value of $1.1 million related to the 100,000 common stock purchase warrants as of the closing date. These amounts were recorded as contra-equity. On April 30, 2001, SeaChange recorded an additional contra-equity amount of $325,000 for the fair value of the additional 25,000 common stock purchase warrants of SeaChange common stock issued on March 31, 2001, and on June 13, 2001 recorded an additional contra equity amount of $335,000 representing the incremental fair value of the 14,667 common stock purchase warrants of SeaChange common stock issued on that date. The total contra-equity amount of $2.4 million was amortized as an offset to gross revenue in proportion to the revenue recognized from the sale of equipment with respect to the first one million subscribers Comcast has committed to under the video-on-demand purchase agreement.

SEACHANGE INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

As of December 31, 2003, Comcast had earned the remaining incentive common stock purchase warrants available under the video-on-demand purchase agreement. The estimated fair value of the common stock purchase warrants was based on the average closing market price of SeaChange’s common stock for the last fifteen trading days ended on each of the determination dates of December 31, 2002, June 30, 2003 and December 31, 2003, the final determination date of the agreement. Included in other accrued expenses at July 31, 2004 was $4.2 million representing the fair value of the common stock purchase warrants earned by Comcast but not issued as of that date. SeaChange has no remaining obligations as of July 31, 2004 related to the Comcast equity investment and SeaChange expects to issue the remaining incentive common stock purchase warrants in fiscal 2005.

13. Investments in Affiliates

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

In August 2003, Visible World completed the first phase of a private financing in which it raised $4.6 million in exchange for preferred stock. As a result of the financing, SeaChange determined that the fair value of the warrant had declined and recorded a $313,000 charge related to the other than temporary loss on the investment. In connection with this financing, SeaChange’s warrant to purchase one million shares of Series B preferred stock of Visible World was amended to be exercisable for one million shares of common stock of Visible World; and SeaChange exercised the warrant to purchase the one million shares of Visible World common stock. SeaChange subsequently exchanged 95,517 shares of Visible World common stock for 1,192,311 shares of Series A-1 Preferred Stock. In addition, as part of Visible World’s private financing, SeaChange invested $96,000 for an additional 1,192,311 shares of Series A-1 Preferred Stock. In January 2004, SeaChange and Visible World signed a revised Marketing Agreement in which SeaChange agreed to receive warrants to purchase 2.8 million shares of preferred stock of Visible World in lieu of future royalties that would have been earned by SeaChange relating to revenue earned by Visible World in accordance with an agreement between Visible World and Comcast Cable Corporation (“Comcast”). The warrants will vest over the five year term of the agreement between Visible World and Comcast. SeaChange estimated the fair value of these warrants to be $223,000 and included the amount in investments in affiliates with an offsetting amount included in deferred revenue. SeaChange is recognizing the deferred revenue over the five year term of the agreement. As of July 31, 2004, SeaChange owned less than 5% of the common and preferred stock of Visible World and is accounting for this investment under the cost method of accounting.

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

SEACHANGE INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

In October 2003, the Subscription Agreement with ODG was amended to remove SeaChange’s commitment to purchase additional ordinary and preference shares from ODG and certain of its existing shareholders. As part of the amended Subscription Agreement, SeaChange committed to loan ODG up to 5.5 million U.K. pounds Sterling (approximately $9.3 million) payable in tranches of 500,000 U.K. pounds Sterling or multiples thereof. ODG’s ability to draw-down the loan is subject to certain conditions including ODG’s execution of a carriage agreement with a cable operator prior to December 31, 2004 and its achievement of certain financial targets. Any outstanding loan amounts would mature five years from the date of the first draw-down and interest is payable quarterly at the rate of 8.1% per annum. No amounts are outstanding as of July 31, 2004.

In December 2003, SeaChange purchased 117,647 common shares of ODG from its principal owners for 400,000 U.K. pounds Sterling (approximately $692,000) increasing SeaChange’s ownership percentage to 28% as of that date.

14. New Accounting Pronouncements

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

In March 2004, the Emerging Issues Task Force (“EITF”) reached a consensus on EITF No. 03-06, “Participating Securities and Two-Class Method under FASB Statement No. 128, “Earnings Per Share.” EITF 03-6 is intended to clarify what is a participating security and how to apply the two-class method of computing earnings per share once it is determined that a security is participating, including how to allocate undistributed earnings to such a security. ETIF 03-6 is effective for reporting periods beginning after March 31, 2004. The adoption of this pronouncement did not have an impact on the Company’s consolidated financial position, results of operations or cash flows.

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

In addition, the effectiveness of our disclosure and internal controls may be limited, notwithstanding our ongoing review and assessment of these controls. Our disclosure controls and procedures and internal controls over financial reporting may not prevent all errors and intentional misrepresentations. Any system of internal control can only provide reasonable assurance that all control objectives are met. Some of the potential risks involved could include but are not limited to management judgments, simple errors or mistakes, willful misconduct regarding controls or misinterpretation. There is no guarantee that existing controls will prevent or detect all material issues or that existing controls will be effective in future conditions, which could materially and adversely impact our financial results. Under the Sarbanes-Oxley Act of 2002, we are required to evaluate and determine the effectiveness of our internal controls over financial reporting. Compliance with this legislation may divert management’s attention and resources and cause us to incur significant expense. Management’s assessment of our internal controls over financial reporting may identify weaknesses that need to be addressed in our internal controls over financial reporting or other matters that may raise concerns for investors. Should we or our registered public accounting firm determine that we have material weaknesses in our internal controls over financial reporting, our results of operations or financial condition may be materially adversely affected or the price of our common stock may decline.

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

Our ability to continue to generate revenues within the markets in which our systems are sold and net income is dependent on several factors which include: (1) market acceptance of the systems and services offered by our customers and increased subscriber usage and demand for these systems and services; (2) selection by our customers of our systems and services versus the systems and services being offered by our competitors; (3) our ability to introduce new systems to the market in a timely manner and to meet the demands of the market for new systems and systems enhancements; (4) our ability to maintain gross margins from the sale of our systems and services at a level that will provide us with cash to fund our operations given the pricing pressures within the market and the costs of materials to manufacture our products; and (5) our ability to control operating costs given the fluctuations that we have experienced with revenues from quarter to quarter.

In the six months ended July 31, 2004, our total revenues grew 19% to $84.7 million from the same period in 2003 compared to 5% growth to $71.1 million in the six months ended July 31, 2003 compared to the same period in fiscal 2002. The growth in revenues is primarily attributed to our broadband segment, in which video-on-demand systems revenues rose 42% to $50.5 million in the six months ended July 31, 2004 over the same period in fiscal 2003 and 13% to $35.4 million in the six months ended July 31, 2003 compared to the same period in the previous fiscal year. This significant growth in systems revenues reflects the expanding deployment of residential video-on-demand systems by cable operators throughout the United States of America. We expect video-on-demand systems revenues will continue to increase in fiscal 2005 as compared to fiscal 2004, depending upon their continued acceptance in key regional domestic markets and their initial deployment throughout Asia and Europe during the second half of fiscal 2005. Services revenues also continued to grow, by 19% to $21.0 million in the six months ended July 31, 2004 over the same period in fiscal 2003 and 15% in the six months ended July 31, 2003 compared to the same period in the previous year. This sustained growth is primarily attributed to providing technical support and maintenance services to customers with an ever expanding base of equipment installed at their sites.

Our advertising systems revenues, which are included in our broadband segment, decreased 41% to $6.6 million in the six months ended July 31, 2004 from the same period in 2003 which compares to an increase of 17% in the six months ended July 31, 2003 over the same period in the previous year. We believe the decrease in advertising systems revenues reflects a decline in demand for analog advertisement systems from cable operators. We expect sales of advertising systems to grow modestly in fiscal 2005 as compared to fiscal 2004. Our broadcast systems revenue decreased 4% to $6.6 million in the six months ended July 31, 2004 from the same period in fiscal 2003 which compares to a decrease of 41% in the six months ended July 31, 2003 over the same period in the previous year. Also, the increasing rates of declines in both advertising systems and broadcast systems revenues are attributed to the continued adverse affects from the economic slowdown in the advertising industry.

Gross profits increased 6% to 46% in the six months ended July 31, 2004 over the same period in 2003 in comparison to a 3% increase in the six months ended July 31, 2003 over the same period in the previous year. Higher revenues and lower manufacturing and material costs per unit primarily contributed to this favorable performance, even though competitive pressures resulted in lower average selling prices per unit in fiscal 2005. We believe these competitive pressures will continue and our ability to maintain gross margins will be dependent upon maintaining current levels of revenues and achieving technological advances that will further reduce material costs of sales.

Our revenue growth and improving gross margin resulted in net income of $6.6 million or $0.23 per diluted share in the six months ended July 31, 2004 as compared to net income of $1.5 million or $0.05 per diluted share in the same period in 2003. This improvement in operating results enabled us to generate $10.8 million of cash from operations during the six months ended July 31, 2004 in comparison to a decrease of $5.2 million in the six months ended July 31, 2003.

Acquisition

In May 2004, we acquired all of the outstanding stock of ZQ Interactive, Ltd., a company incorporated in the British Virgin Islands with its principal office in Shanghai, China, for $2.0 million in cash. Accordingly, the financial position and results of operations of ZQ Interactive have been consolidated subsequent to the acquisition date; the impact of this consolidation has not been material to our condensed consolidated financial statements for the periods presented. For discussion of the accounting treatment of the transaction, see Note 9 of the accompanying financial statements.

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

Accounting for Acquisitions

We have completed business acquisitions which have resulted in goodwill and other intangible asset balances. Our business strategy contemplates that we may continue to pursue additional acquisitions in the future. Our accounting for acquisitions involves judgments and estimates primarily, but not limited to: the fair value of certain forms of consideration, of acquired intangible assets, which involve projections of future revenues and cash flows, of other acquired assets and assumed liabilities, including potential contingencies, and the useful lives of intangible assets and income tax effects of acquisitions. The accounting of these acquisitions could have a material impact on our financial position or results of operations by the change in assumptions and estimates.

Three Months Ended July 31, 2004 Compared to the Three Months Ended July 31, 2003

Revenues

Systems Revenues. Our systems revenues consist of sales of our broadband products and software licenses and broadcast products. Systems revenues increased 18% from $27.5 million in the three months ended July 31, 2003 to $32.4 million in the three months ended July 31, 2004. Revenues from the broadband segment, which accounted for 84% and 88% of total systems revenues in the three months ended July 31, 2003 and July 31, 2004, respectively, increased from $22.9 million in the three months ended July 31, 2003 to $28.7 million in the three months ended July 31, 2004. Video-on-demand systems revenues increased to $25.2 million for the three months ended July 31, 2004 as compared to $17.5 million for the three months ended July 31, 2003. Revenues from video-on-demand systems for the three months July 31, 2003 were reduced by the amortization of $1.0 million related to the deferred equity discount associated with the Comcast equity investment. Advertising system revenues were $3.4 million for the three months ended July 31, 2004 as compared to $5.4 million for the three months ended July 31, 2003. The increase in broadband revenues is primarily attributable to the increased deployment of residential video-on-demand systems in the United States by cable operators, offset in part by a decline in the number of expansion systems purchased by United States cable system operators for advertising insertion. Broadcast system segment revenues were $4.5 million in the three months ended July 31, 2003 compared to $3.8 million in the three months ended July 31, 2004. The 16% decrease in broadcast revenues for the three months ended July 31, 2004 was primarily attributable to a decrease in capital expenditures by broadcast companies that we believe reflects lower advertising revenues generated by those companies. We expect future revenue growth, if any, to come principally from our video-on-demand and broadcast system products as cable and telecommunications companies continue to offer new applications for their customers and the market for digital video servers within the broadcast industry continues to expand. As revenues from broadcast and interactive television products increase, the advertising products will become a smaller portion of total system revenues. However, we believe that there will be a continuing demand for expansions to existing advertising insertion systems within the United States and increasing demand for advertising insertion systems in an on demand environment as video-on-demand becomes more available to subscribers.

Services Revenues. Our services revenues consist of fees for installation, training, project management, product maintenance, technical support services, product development contracts and movie content fees. Our services revenues increased 19% to $10.6 million in the three months ended July 31, 2004 from $8.9 million in the three months ended July 31, 2003. This increase in services revenues primarily resulted from the annual renewals of technical support and maintenance service contracts, price increases on certain technical support and maintenance services and the impact of a growing installed base of systems. Revenues from our wholly-owned subsidiary, Digital Video Arts, were $600,000 in the three months ended July 31, 2003 and $700,000 in the three months ended July 31, 2004. Revenues from services are expected to continue to grow as the installed base of our products increases and revenues from Digital Video Arts continue to grow due to additional development contracts and new service offerings.

For the three months ended July 31, 2003 and July 31, 2004, one customer accounted for more than 10% of our total revenues. This customer accounted for 49% of total revenues in the three months ended July 31, 2003 and 61% of total revenues in the three months ended July 31, 2004. Revenue from this customer was primarily in the broadband segment. We believe that a significant amount of our revenues will continue to be derived from a limited number of customers.

International sales accounted for approximately 14% and 16% of total revenues in the three months ended July 31, 2003 and July 31, 2004, respectively. No individual country except the U.S. accounted for more than 10% of total revenue. We expect that international sales will remain a significant portion of our business in the future and expect to obtain several new video-on-demand orders in Europe and Asia during fiscal year 2005. As of July 31, 2004, substantially all sales of our products were made in United States dollars. Therefore, we have not experienced, nor do we expect to experience in the near term, any material impact from fluctuations in foreign currency exchange rates on revenues.

Systems Gross Profit. Costs of systems revenues consist primarily of the cost of purchased components and subassemblies, labor and overhead relating to the final assembly and testing of complete systems and related expenses. Costs of systems revenues increased 6% to $16.8 million in the three months ended July 31, 2004 as compared to $15.8 million in the three months ended July 31, 2003. In the three months ended July 31, 2004, the increase in the costs of systems revenues primarily reflects higher systems revenues within the video-on-demand products offset by lower costs. We expect the cost of systems revenues for the video-on-demand products within the broadband segment to decrease as a percentage of revenues as the revenue level increases and we improve our manufacturing and material purchasing efficiencies. Our ability to maintain or improve our current gross profit as a percentage of systems revenues is impacted by competitive price pressures which has resulted in lower average selling prices in fiscal 2005. Systems gross profit as a percentage of systems revenues was 42% and 48% in the three months ended July 31, 2003 and July 31, 2004, respectively. Gross profit for the broadband segment increased from 43% of revenues for the three months ended July 31, 2003 to 50% of revenues for the three months ended July 31, 2004. The increase in broadband gross profit percentages is primarily due to higher revenues and lower material costs on certain components due to technological advances. Gross profit for the broadcast segment decreased from 36% to 31% for the three months ended July 31, 2003 and 2004, respectively. The decrease in the broadcast gross profit percentage is primarily due to lower revenues and lower sales prices on certain international revenues.

Services Gross Profit. Costs of services revenues consist primarily of labor, materials and overhead relating to the installation, training, product maintenance and technical support services provided by us and costs associated with providing movie content services. Costs of services revenues increased 13% from $5.6 million in the three months ended July 31, 2003 to $6.4 million in the three months ended July 31, 2004. Services gross profit as a percentage of services revenue was 36% in the three months ended July 31, 2003 and 39% in the three months ended July 31, 2004. The increase in services gross profit was primarily a result of higher revenues on a relatively fixed cost structure. We expect that we will continue to experience fluctuations in gross profit percentage in the future due to the timing of revenues from technical support and other services to support the growing installed base of systems and the timing of costs associated with our ongoing investment required to continue to expand our service organization to support our installed base of systems and our new products.

Research and Development. Research and development expenses consist primarily of the compensation of development personnel, depreciation of development and test equipment and an allocation of related facilities expenses. Research and development expenses increased 10% from $6.5 million, or 18% of revenues, in the three months ended July 31, 2003 to $7.1 million, or 17% of total revenues, in the three months ended July 31, 2004 due primarily to the hiring of additional development engineers to support new product initiatives. We expect that research and development expenses will increase 5% to 10% in fiscal 2005 compared to our results in fiscal 2004 as we continue our development of new products and enhancements.

Selling and Marketing. Selling and marketing expenses consist primarily of compensation expenses, including sales commissions, travel expenses and certain promotional expenses. Selling and marketing expenses increased 6% from $4.2 million, or 12% of revenues, in the three months ended July 31, 2003 to $4.5 million, or 10% of total revenues, in the three months ended July 31, 2004 primarily due to increased commissions on higher revenues.

General and Administrative. General and administrative expenses consist primarily of the compensation of executive, finance, human resource and administrative personnel, legal and accounting services and an allocation of related facilities expenses. General and administrative expenses decreased 8% from $2.9 million, or 8% of revenues, in the three months ended July 31, 2003 to $2.6 million, or 6% of total revenues in the three months ended July 31, 2004 due primarily to a reduction in required reserve levels for trade accounts receivable customers partially offset by higher accounting costs.

Interest Income and Interest Expense. Interest income was $480,000 in the three months ended July 31, 2003 and $383,000 in the three months ended July 31, 2004. The decrease in interest income primarily reflects a lower average invested cash balances throughout the quarter. Interest expense was approximately $38,000 in the three months ended July 31, 2003 and $0 in the three months ended July 31, 2004.

Impairment loss on investments in affiliates. Other expense was $313,000 in the three months ended July 31, 2003 and $0 in the three months ended July 31, 2004. The $313,000 charge in 2003 was related to the other-than-temporary loss on our investment in Visible World.

Equity loss in earnings of affiliates. Equity loss in earnings of affiliates was $5,000 and $223,000 in the three months ended July 31, 2003 and 2004, respectively. The equity loss in earnings of affiliates consists of our proportionate ownership share of the loss of the On Demand Group Limited (“ODG”) under the equity method of accounting.

Income Tax Expense. Our effective tax rate was 35% and 40% for the three months ended July 31, 2003 and 2004, respectively. For the three months ended July 31, 2003, the effective tax rate was favorably impacted by the utilization of the Company’s remaining federal net operating loss carryforwards. As of July 31, 2004, we have recorded a full valuation allowance against our net deferred tax assets due to the uncertainty of their realization as a result of cumulative historical pre-tax losses. We will continue to assess the need for the valuation allowance at each balance sheet date based on all available evidence. If we generate sufficient future pre-tax income, some portion or all of the valuation allowance would be reversed and a corresponding increase in net income would be reported in the future.

Six Months Ended July 31, 2004 Compared to the Six Months Ended July 31, 2003

Revenues

Systems Revenues. Systems revenues increased 19% from $53.5 million in the six months ended July 31, 2003 to $63.6 million in the six months ended July 31, 2004. Revenues from the broadband segment, which accounted for 87% and 90% of total systems revenues in the six months ended July 31, 2003 and July 31, 2004, respectively, increased from $46.6 million in the six months ended July 31, 2003 to $57.0 million in the six months ended July 31, 2004. Video-on-demand systems revenues increased to $50.5 million for the six months ended July 31, 2004 as compared to $35.4 million for the six months ended July 31, 2003. Revenues from video-on-demand systems for the six months ended July 31, 2003 and 2004 were reduced by the amortization of $1.6 million and $0, respectively, related to the deferred equity discount associated with the Comcast equity investment. Advertising system revenues were $6.6 million for the six months ended July 31, 2004 as compared to $11.2 million for the six months ended July 31, 2003. The increase in broadband revenues is primarily attributable to the increased deployment of residential video-on-demand systems in the United States by cable operators, offset in part by a decline in the number of expansion systems purchased by United States cable system operators for advertising insertion. Broadcast system segment revenues were $6.9 million in the six months ended July 31, 2003 compared to $6.6 million in the six months ended July 31, 2004. The 4% decrease in broadcast revenues for the six months ended July 31, 2004 was primarily attributable to a decrease in capital expenditures by broadcast companies that we believe reflects lower advertising revenues generated by those companies. We expect future revenue growth, if any, to come principally from our video-on-demand and broadcast system products as cable and telecommunications companies continue to offer new applications for their customers and the market for digital video servers within the broadcast industry continues to expand. As revenues from broadcast and interactive television products increase, the advertising products will become a smaller portion of total system revenues. However, we believe that there will be a continuing demand for expansions to existing advertising insertion systems within the United States and increasing demand for advertising insertion systems in an on demand environment as video-on-demand becomes more available to subscribers.

Services Revenues. Our services revenues increased 19% to $21.0 million in the six months ended July 31, 2004 from $17.7 million in the six months ended July 31, 2003. This increase in services revenues primarily resulted from the annual renewals of technical support and maintenance service contracts, price increases on certain technical support and maintenance services and the impact of a growing installed base of systems. Revenues from our wholly-owned subsidiary, Digital Video Arts, were $900,000 in the six months ended July 31, 2003 and $1.4 million in the six months ended July 31, 2004. Revenues from services are expected to continue to grow as the installed base of our products increases and revenues from Digital Video Arts continue to grow due to additional development contracts and new product offerings.

For the six months ended July 31, 2003 and July 31, 2004, one customer accounted for more than 10% of our total revenues. This customer accounted for 50% of total revenues in the six months ended July 31, 2003 and 58% of total revenues in the six months ended July 31, 2004. Revenue from these customers was primarily in the broadband segment. We believe that a significant amount of our revenues will continue to be derived from a limited number of customers.

International sales accounted for approximately 14% and 15% of total revenues in the six months ended July 31, 2003 and July 31, 2004, respectively. No individual country except the U.S. accounted for more than 10% of total revenue. We expect that international sales will remain a significant portion of our business in the future and expect to obtain several new video-on-demand orders in Europe and Asia during fiscal year 2005. As of July 31, 2004, substantially all sales of our products were made in United States dollars. Therefore, we have not experienced, nor do we expect to experience in the near term, any material impact from fluctuations in foreign currency exchange rates on our revenues.

Systems Gross Profit. Costs of systems revenues increased to $33.8 million in the six months ended July 31, 2004 as compared to $31.1 million in the six months ended July 31, 2003. In the six months ended July 31, 2004, the increase in the costs of systems revenues primarily reflects higher systems revenues within the video-on-demand products. We expect the cost of systems revenues for the video-on-demand products within the broadband segment to decrease as a percentage of revenues as the revenue level increases and we improve our manufacturing and material purchasing efficiencies. Our ability to maintain or improve our current gross profit as a percentage of systems revenues is impacted by competitive price pressures which has resulted in lower average selling prices in fiscal 2005. Systems gross profit as a percentage of systems revenues was 42% and 47% in the six months ended July 31, 2003 and July 31, 2004, respectively. Gross profit for the broadband segment increased from 43% of revenues for the six months ended July 31, 2003 to 49% of revenues for the six months ended July 31, 2004. The increase in broadband gross profit percentages is primarily due to higher revenues and lower material costs on certain components due to technological advances. Gross profit for the broadcast segment decreased from 32% to 30% for the six months ended July 31, 2003 and 2004, respectively. The decrease in the broadcast gross profit percentage is primarily due to lower revenues and lower sales prices on certain international revenues.

Services Gross Profit. Costs of services revenues increased 8% from $11.4 million in the six months ended July 31, 2003 to $12.3 million in the six months ended July 31, 2004. Services gross profit as a percentage of services revenue was 35% in the six months ended July 31, 2003 and 42% in the six months ended July 31, 2004. The increase in services gross profit was primarily a result of higher revenues on a relatively fixed cost structure. We expect that we will continue to experience fluctuations in gross profit percentage in the future due to the timing of revenues from technical support and other services to support the growing installed base of systems and the timing of costs associated with our ongoing investment required to continue to expand our service organization to support our installed base of systems and our new products.

Research and Development. Research and development expenses increased 12% from $12.7 million, or 18% of total revenues, in the six months ended July 31, 2003 to $14.2 million, or 17% of total revenues, in the six months ended July 31, 2004 due primarily to the hiring of additional development engineers for new product initiatives and costs required for set-top box integration testing. We expect that research and development expenses will increase 5% to 10% in fiscal 2005 as we continue our development of new products and enhancements.

Selling and Marketing. Selling and marketing expenses increased 3% from $8.4 million, or 12% of total revenues, in the six months ended July 31, 2003 to $8.6 million, or 10% of revenues, in the six months ended July 31, 2004.

General and Administrative. General and administrative expenses decreased 7% from $5.7 million, or 8% of total revenues, in the six months ended July 31, 2003 to $5.3 million, or 6% of total revenues in the six months ended July 31, 2004 as a result of lower legal fees and the reduction in required reserve levels for trade accounts receivable customers partially offset by an increase in accounting costs.

Interest Income and Interest Expense. Interest income was $922,000 in each of the six months ended July 31, 2003 and July 31, 2004. Interest expense was approximately $91,000 in the six months ended July 31, 2003 and $17,000 in the six months ended July 31, 2004.

Impairment loss on investments in affiliates. Other expense was $313,000 in the six months ended July 31, 2003 and $0 in the six months ended July 31, 2004. The $313,000 charge in 2003 was related to the other-than-temporary loss on our investment in Visible World.

Equity loss in earnings of affiliates. Equity loss in earnings of affiliates was $40,000 and $253,000 in the six months ended July 31, 2003 and 2004, respectively. The equity loss in earnings of affiliates consists of our proportionate ownership share of the loss of the On Demand Group Limited (“ODG”) under the equity method of accounting.

Income Tax Expense. Our annual effective tax rate was 34% and 40% for the six months ended July 31, 2003 and 2004, respectively. For the six months ended July 31, 2003, the effective tax rate was favorably impacted by the utilization of the Company’s remaining federal net operating loss carryforwards. As of July 31, 2004, we have recorded a full valuation allowance against our net deferred tax assets due to the uncertainty of their realization as a result of cumulative historical pre-tax losses. We will continue to assess the need for the valuation allowance at each balance sheet date based on all available evidence. If we generate sufficient future pre-tax income, some portion or all of the valuation allowance would be reversed and a corresponding increase in net income would be reported in the future.

Off-Balance Sheet Arrangements

We have not created, and are not party to, any special-purpose or off-balance sheet entities for the purpose of raising capital or incurring debt, other than our equity investment in ODG (see Liquidity and Capital Resources). Our arrangements with ODG, which is not consolidated into our financial statements, is not currently likely to have a material affect on our liquidity or the availability of our capital resources.

Liquidity and Capital Resources

We have financed our operations and capital expenditures primarily with the proceeds from sales of our common stock, borrowings and cash flows generated from operations. Cash and cash equivalents increased $10.9 million from $87.6 million at January 31, 2004 to $98.5 million at July 31, 2004 largely due to cash provided by operating activities. Working capital, excluding long-term marketable securities, increased from $99.2 million at January 31, 2004 to $114.1 million at July 31, 2004.

Net cash provided by operating activities was $10.8 million for the six months ended July 31, 2004 compared to net cash used in operating activities of $5.2 million for the six months ended July 31, 2003. The net cash provided by operating activities for the six months ended July 31, 2004 was the result of the net income of $6.6 million adjusted for non-cash expenses including depreciation and amortization of $3.8 million and the changes in certain operating assets and liabilities. The significant changes in operating assets and liabilities that provided cash from operations included increases in accounts payable of $9.9 million due to the timing of payments for inventory purchased in July and deferred revenue of $4.4 million. These items that generated cash from operations were offset by an increase in accounts receivable of $14.1 million, due primarily to the receipt of customer orders late in the fiscal quarter. It is typical for us to experience fluctuations in our monthly operating results primarily due to the timing of receiving customer orders and the related shipment of these customer orders. As a result of these monthly fluctuations, we may experience significant increases or decreases in our inventories as a result of the timing of the procurement of components for anticipated orders for both our product segments, increases or decrease in our accounts payable balance primarily due to the timing of payments for materials purchased for prior month shipments, increases or decreases in our accounts receivable balances as a result of the timing of receiving customer orders during the period and of customer payments.

Net cash used in investing activities was $1.8 million and $2.0 million for the six months ended July 31, 2004 and July 31, 2003, respectively. Investment activity for the six months ended July 31, 2004 consisted primarily of capital expenditures of $1.8 million, an acquisition of a business of $919,000, net of cash acquired, increase in restricted cash of $1.0 million and purchases of marketable securities of $530,000 offset in part by the sale of marketable securities of $2.5 million.

Net cash provided by financing activities was $1.9 million for the six months ended July 31, 2004 and $728,000 for the six months ended July 31, 2003. In the six months ended July 31, 2004, the cash provided by financing activities included $2.1 million in proceeds from the issuance of common stock in connection with stock option exercises and the employee stock purchase plan, partially offset by the repayment of obligations under capital leases of approximately $197,000.

In December 2003, we renewed our revolving line of credit with a bank for a two year period and increased the committed amount from $10.0 million to $15.0 million. Loans made under this revolving line of credit bear interest at a rate per annum equal to the bank’s prime rate, which was 4.0% on July 31, 2004. Borrowings under this line of credit are collateralized by substantially all of our assets. The loan agreement requires that we provide the bank with certain periodic financial reports and comply with certain financial ratios including a minimum level of earnings before interest, taxes and depreciation and amortization on a trailing twelve month basis, when amounts are outstanding under the loan agreement. As of July 31, 2004, we were in compliance with the financial covenants. There are currently no amounts outstanding under the revolving line of credit.

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

In October 2003, we and ODG amended the Subscription Agreement to remove our commitment to purchase additional ordinary and preference shares from ODG and certain of its existing shareholders. As part of the amended Subscription Agreement, we have committed to loan ODG up to 5.5 million U.K. pounds Sterling (approximately $9.3 million) payable in tranches of 500,000 U.K. pounds Sterling or multiples thereof. ODG’s ability to draw-down the loan is subject to certain conditions including ODG’s execution of a carriage agreement with a cable operator prior to December 31, 2004 and its achievement of certain financial targets. Any outstanding loan amounts would mature five years from the date of the first draw-down and interest is payable quarterly at the rate of 8.1% per annum. No amounts are outstanding as of July 31, 2004.

In December 2003, we purchased 117,647 common shares of ODG from its principal owners for 400,000 U.K. pounds Sterling (approximately $692,000).

We had no material capital expenditure commitments as of July 31, 2004. There were no significant changes in commitments as presented in the Form 10-K filed on April 14, 2004.

We believe that existing cash, cash equivalents and marketable securities together with available borrowings under the revolving line of credit are adequate to satisfy our working capital and capital expenditure requirements and other contractual obligations for at least the next twelve months.

Effects of Inflation

Management believes that financial results have not been significantly impacted by inflation and price changes in materials we use in manufacturing our products.

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

In March 2004, the Emerging Issues Task Force (“EITF”) reached a consensus on EITF No. 03-06, “Participating Securities and Two-Class Method under FASB Statement No. 128, “Earnings Per Share.” EITF 03-6 is intended to clarify what is a participating security and how to apply the two-class method of computing earnings per share once it is determined that a security is participating, including how to allocate undistributed earnings to such a security. ETIF 03-6 is effective for reporting periods beginning after March 31, 2004. The adoption of this pronouncement did not have an impact on our consolidated financial position, results of operations or cash flows.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

We face exposure to financial market risks, including adverse movements in foreign currency exchange rates and changes in interest rates. These exposures may change over time as business practices evolve and could have a material adverse impact on our financial results. Our primary exposure has been related to local currency revenue and operating expenses in Europe and Asia. Historically, we have not hedged specific currency exposures as gains and losses on foreign currency transactions have not been material to date. At July 31, 2004, we had no outstanding amounts related to variable rate U.S. dollar denominated debt. As there were no amounts outstanding as of July 31, 2004 related to variable rate debt, there was no interest rate exposure. The carrying amounts reflected in the consolidated balance sheet of cash and cash equivalents, trade receivables, and trade payables approximates fair value at July 31, 2004 due to the short maturities of these instruments. We maintain investment portfolio holdings of various issuers, types, and maturities. Our cash and marketable securities include cash equivalents, which we consider to be investments purchased with original maturities of three months or less. Given the short maturities and investment grade quality of the portfolio holdings at July 31, 2004, a sharp rise in interest rates should not have a material adverse impact on the fair value of our investment portfolio. At July 31, 2004, we had $8.9 million in short-term marketable securities and $25.9 million in long-term marketable securities. The major portion of these securities have fixed interest rates and are not subject to risk arising from interest rate variability.

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

As a result of the evaluation completed by us, and in which Messrs. Styslinger and Fiedler participated, we have concluded that there were no changes during the fiscal quarter ended July 31, 2004 in our internal controls over financial reporting, which have affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

See Note 11 of Notes to Condensed Consolidated Financial Statements.

ITEM 4. Submission of Matters to a Vote of Security Holders

The annual meeting of the security holders of SeaChange was held on July 14, 2004. Matters considered and acted upon the meeting included:

•	the election of two (2) members to the SeaChange’s Board of Directors, each to serve for a three-year term as a Class II Director, and

•	the adoption of SeaChange’s 2004 Stock Option and Incentive Plan.

Each of the nominees for election as a Class II Director were elected to the Board of Directors. The proposed 2004 Stock Option and Incentive Plan was not adopted. Voting results were as follows:

	Votes For	Votes Against	Votes Withheld	Abstained
Election of Martin R. Hoffmann	23,927,928	n/a	2,690,523	n/a
Election of Thomas F. Olson	23,964,560	n/a	2,653,891	n/a
Adoption of 2004 Stock Option and Incentive Plan	8,561,094	12,291,905	n/a	21,892

After the annual meeting, the following persons continued to serve as our directors: William C. Styslinger, III and Carmine Vona.

ITEM 5. Other Information

On July 30, 2004, SeaChange entered into Change-In-Control Severance Agreements with each of William L. Fiedler, Ira Goldfarb, Bruce Mann and William C. Styslinger, III. These agreements provide for the acceleration of unvested stock options, restricted stock and other equity rights upon a change of control of SeaChange and also provide for certain benefits to be payable to the named person in the event of termination, by the Company without cause or by the named person for good reason, of employment following a change of control of SeaChange.

ITEM 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

10.1	Change-In-Control Severance Agreement, dated as of July 30, 2004, by and between SeaChange International, Inc. and William L. Fiedler

10.2	Change-In-Control Severance Agreement, dated as of July 30, 2004, by and between SeaChange International, Inc. and Ira Goldfarb

10.3	Change-In-Control Severance Agreement, dated as of July 30, 2004, by and between SeaChange International, Inc. and Bruce Mann

10.4	Change-In-Control Severance Agreement, dated as of July 30, 2004, by and between SeaChange International, Inc. and William C. Styslinger, III

31.1	Certification Pursuant to Rule 13a-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification Pursuant to Rule 13a-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, SeaChange International, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: September 9, 2004

SEACHANGE INTERNATIONAL, INC.

by:	/s/ William L. Fiedler
William L. Fiedler Senior Vice President, Finance and Administration, Chief Financial Officer, Treasurer and Secretary (Principal Financial and Accounting Officer; Authorized Officer)

Index to Exhibits

No.	Description
10.1	Change-In-Control Severance Agreement, dated as of July 30, 2004, by and between SeaChange International, Inc. and William L. Fiedler

10.2	Change-In-Control Severance Agreement, dated as of July 30, 2004, by and between SeaChange International, Inc. and Ira Goldfarb

10.3	Change-In-Control Severance Agreement, dated as of July 30, 2004, by and between SeaChange International, Inc. and Bruce Mann

10.4	Change-In-Control Severance Agreement, dated as of July 30, 2004, by and between SeaChange International, Inc. and William C. Styslinger, III

31.1	Certification Pursuant to Rule 13a-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification Pursuant to Rule 13a-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)