Form 10-Q
period 2004-10-31
SEACHANGE INTERNATIONAL INC
filed 2004-12-15
CIK 1019671

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2004

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

The number of shares outstanding of the registrant’s Common Stock on December 14, 2004 was 28,077,033.

SEACHANGE INTERNATIONAL, INC.

ITEM I. Financial Statements

SEACHANGE INTERNATIONAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	October 31, 2004	January 31, 2004
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$103,609	$87,597
Restricted cash	1,000	—
Marketable securities	18,066	7,777
Accounts receivable, net of allowance for doubtful accounts of $837 at October 31, 2004 and $1,197 at January 31, 2004	27,728	16,572
Inventories	17,535	19,738
Prepaid expenses and other current assets	3,285	3,640

Total current assets	171,223	135,324
Property and equipment, net	14,389	14,757
Marketable securities	16,420	26,669
Investments in affiliates	3,666	3,809
Intangible assets, net	568	1,293
Goodwill	1,882	253
Other assets	114	151

	$208,262	$182,256

Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of lines of credit and obligations under capital lease	$311	$399
Accounts payable	10,151	2,367
Income taxes payable	860	1,336
Accrued litigation reserve	7,657	7,604
Other accrued expenses	5,493	7,616
Customer deposits	262	401
Deferred revenue	18,733	16,437

Total current liabilities	43,467	36,160
Long-term portion of lines of credit and obligations under capital lease	—	209
Commitments and contingencies (Note 11)
Stockholders’ equity:
Convertible preferred stock, 5,000,000 shares authorized, none outstanding	—	—
Common stock, $.01 par value; 100,000,000 shares authorized; 27,722,298 and 27,279,365 shares issued and outstanding at October 31, 2004 and January 31, 2004, respectively	277	273
Additional paid-in capital	172,054	165,410
Accumulated deficit	(7,293)	(19,393)
Accumulated other comprehensive loss	(243)	(403)

Total stockholders’ equity	164,795	145,887

	$208,262	$182,256

The accompanying notes are an integral part of these condensed consolidated financial statements.

SEACHANGE INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Three months ended		Nine months ended
	October 31, 2004	October 31, 2003	October 31, 2004	October 31, 2003
	(unaudited)
Revenues:
Systems	$31,349	$29,224	$94,969	$82,682
Services	11,248	8,933	32,294	26,596

	42,597	38,157	127,263	109,278

Cost of revenues:
Systems	14,960	17,281	48,763	48,396
Services	6,732	5,542	19,029	16,980

	21,692	22,823	67,792	65,376

Gross profit	20,905	15,334	59,471	43,902

Operating expenses:
Research and development	7,570	6,646	21,772	19,355
Selling and marketing	4,254	4,180	12,879	12,531
General and administrative	3,383	2,650	8,707	8,355

	15,207	13,476	43,358	40,241

Income from operations	5,698	1,858	16,113	3,661
Interest (expense) income, net	(371)	404	534	1,235
Impairment loss in investments in affiliate	—	—	—	(313)

Income before income taxes and equity income (loss) in earnings of affiliates	5,327	2,262	16,647	4,583
Income tax (benefit) expense	(112)	789	4,404	1,566
Equity income (loss) in earnings of affiliates	110	(9)	(143)	(49)

Net income	$5,549	$1,464	$12,100	$2,968

Basic income per share	$0.20	$0.05	$0.44	$0.11

Diluted income per share	$0.19	$0.05	$0.42	$0.11

Weighted average common shares outstanding:
Basic	27,652	27,006	27,494	26,892

Diluted	29,097	28,117	28,854	27,669

The accompanying notes are an integral part of these condensed consolidated financial statements.

SEACHANGE INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Nine months ended
	October 31, 2004	October 31, 2003
	(unaudited)
Cash flows from operating activities:
Net income	$12,100	$2,968
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,160	5,561
Amortization of investment premiums	821	—
Equity loss in earnings of affiliates	143	49
Impairment loss on investment in affiliate	—	313
Inventory valuation charge	729	436
Amortization of deferred equity discount	—	3,787
Changes in operating assets and liabilities:
Accounts receivable	(11,141)	(5,407)
Inventories	321	(4,005)
Prepaid expenses and other assets	131	1,277
Accounts payable	7,746	2,986
Income taxes payable	(605)	269
Accrued expenses	28	1,661
Customer deposits	(139)	(500)
Deferred revenue	2,296	2,810

Net cash provided by operating activities	17,590	12,205

Cash flows from investing activities:
Purchases of property and equipment	(2,371)	(2,756)
Purchases of marketable securities	(3,541)	(6,910)
Proceeds from sale and maturity of marketable securities	3,048	4,143
Acquisition of business, net of cash acquired	(919)	—
Investment in affiliates	—	(105)
Restricted cash	(1,000)	—

Net cash used in investing activities	(4,783)	(5,628)

Cash flows from financing activities:
Repayment of borrowings under construction loan	—	(915)
Repayment of obligations under capital lease	(297)	(107)
Proceeds from issuance of common stock	3,502	1,806

Net cash provided by financing activities	3,205	784

Net increase in cash and cash equivalents	16,012	7,361
Cash and cash equivalents, beginning of period	87,597	68,776

Cash and cash equivalents, end of period	$103,609	$76,137

Supplemental disclosure of noncash activities:
Transfer of items originally classified as equipment to inventories	$156	$43
Transfer of items originally classified as inventories to equipment	$1,309	$1,543

The accompanying notes are an integral part of these condensed consolidated financial statements.

SEACHANGE INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of SeaChange International, Inc. and its subsidiaries (“SeaChange” or the “Company”). SeaChange believes that the unaudited condensed consolidated financial statements reflect all adjustments (consisting of only normal recurring adjustments), necessary for a fair statement of SeaChange’s financial position, results of operations and cash flows at the dates and for the periods indicated. The results of operations for the periods presented are not necessarily indicative of results expected for the full fiscal year or any other future periods. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes for the year ended January 31, 2004, included in SeaChange’s Annual Report on Form 10-K for such fiscal year. The balance sheet at January 31, 2004 was derived from audited financial statements. In the three months ended October 31, 2004, SeaChange recorded a reduction to interest income to properly account for the amortization of market premiums and discounts on acquired marketable securities since December 2002 which reduced net income and accumulated other comprehensive loss by $519,000. SeaChange determined that the impact of the correction was not material to any historical reporting periods.

2. Revenue Recognition

Revenues from sales of systems and software license arrangements that do not require significant modification or customization of the underlying software are recognized when title and risk of loss has passed to the customer, there is evidence of an arrangement, fees are fixed or determinable and collection of the related receivable is probable. Installation, project management and training revenue is deferred and recognized as these services are performed. Revenue from technical support and maintenance is deferred and recognized ratably over the period of the related agreements. Customers are billed for installation, project management, training and maintenance at the time of the product sale. If a portion of the sales price is not due until installation of the system is complete, that portion of the sales price is deferred until installation is complete. Revenue from movie content services is recognized based on the volume of monthly purchases that are made by hotel guests. Revenue from product development contract services, primarily software development to improve integration between the set-top box and the video server, is recognized based on the efforts expended in relation to the overall efforts for the project, as agreements for these services are primarily on a time and material and fixed-price contract terms. Efforts are measured based on the time expected to be incurred. Shipping and handling costs and other out-of-pocket expenses reimbursed by customers are included in revenues and cost of revenues.

SeaChange’s transactions frequently involve the sales of systems, software and services under multiple element arrangements. Systems sales always include at least one year of free technical support and maintenance services. Revenue under multiple element arrangements is allocated to all undelivered elements of the sales arrangement based upon the fair value of those elements. The amounts allocated to training, technical support and maintenance are based upon the price charged when these elements are sold separately and unaccompanied by the other elements. The amount allocated to installation and project management revenue is based upon standard hourly billing rates and the estimated time required to complete the service. The amount allocated to the sales of systems and software reflects the residual method basis. Under this method, the total arrangement value is allocated first to undelivered elements, based on their fair values, with the remainder being allocated to the delivered elements. Installation and training services are not essential to the functionality of systems as these services do not alter the equipment’s capabilities, are available from other vendors and the systems are standard products. For multiple element arrangements including software licenses and services where vendor-specific objective evidence of the fair value does not exist to allocate a portion of the fee to the only undelivered elements, where the only undelivered element are technical support and maintenance services, the entire fee under the arrangement is recognized ratably over the period which technical support and maintenance is expected. For transactions in which consideration, including equity instruments, is given to a customer, SeaChange accounts for the value of this consideration as an adjustment to revenue in the Consolidated Statement of Operations (see Note 12).

Certain reclassifications have been made to conform the prior period amounts to the current period presentation. In the fourth quarter of the fiscal year ended January 31, 2004, the Company reclassified reimbursable service expenses to be consistent with EITF 01-14, “Income Statement Characterization of Reimbursements Received for Out of Pocket Expenses Incurred.” As a result, amounts billed to customers for reimbursable out-of-pocket expenses of $607,000 for the three months ended October 31, 2003 and $1.5 million for the nine months ended October 31, 2003 have been reclassified from being an offset to cost of services revenue to an addition to services revenue. The amounts reclassified had no effect on current or previously reported income from operations, net income or earnings per share.

3. Stock Compensation

SeaChange accounts for its stock option plans and stock purchase plan under the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” (“APB 25”) and related interpretations and provides pro forma footnote disclosures as though the fair value method under SFAS No. 123, “Accounting for Stock-Based Compensation,” (“SFAS 123”), as

SEACHANGE INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

amended by SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure, An Amendment of SFAS No. 123”, was followed. Non-employee stock awards are accounted for in accordance with SFAS 123 and Emerging Issues Task Force Issue No. 96-18, “Accounting for Equity Instruments That are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services”. SeaChange’s employee stock purchase plan is a non-compensatory plan and its stock option plans are accounted for using the intrinsic value method under the provisions of APB 25. Had compensation for SeaChange’s stock based compensation plans been accounted for under the fair value method as proscribed by SFAS No. 123, the amounts reported in the Condensed Consolidated Statements of Operations for the three and nine months ended October 31, 2004 and 2003, would have been:

	Three months ended		Nine months ended
	October 31, 2004	October 31, 2003	October 31, 2004	October 31, 2003
	(in thousands, except per share data)
Net income, as reported	$5,549	$1,464	$12,100	$2,968
Less: Stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	2,260	1,771	5,876	5,938

Pro forma net income (loss)	$3,289	$(307)	$6,224	$(2,970)

Basic income (loss) per share
As reported	$0.20	$0.05	$0.44	$0.11
Pro forma	$0.12	$(0.01)	$0.23	$(0.11)
Diluted income (loss) per share
As reported	$0.19	$0.05	$0.42	$0.11
Pro forma	$0.11	$(0.01)	$0.22	$(0.11)

The fair value of each option granted was estimated on the date of grant assuming a weighted average volatility factor of 100% for the three and nine months ended October 31, 2003 and October 31, 2004. Additional weighted average assumptions used for grants during the three and nine months ended October 31, 2003 and October 31, 2004, included: dividend yield of 0.0% for all periods; risk-free interest rates of 2.0% for options granted during the three and nine months ended October 31, 2003; 2.5% for options granted during the three and nine months ended October 31, 2004; and an expected option term of 7.5 years for all periods.

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

For the three and nine months ended October 31, 2004, 1,904,000 and 2,261,000, respectively, of common shares issuable upon the exercise of stock options have been excluded from the diluted income per share computation as the exercise prices of these options were above the market price of the common stock during the period indicated. For the three and nine months ended October 31, 2003, 2,954,000 and 3,112,000, respectively, of common shares issuable upon the exercise of stock options have been excluded from the diluted income per share computation as the exercise prices of these options were above the market price of the common stock during the period indicated.

Below is a summary of the shares used in calculating basic and diluted income per share for the periods indicated:

	Three months ended		Nine months ended
	October 31, 2004	October 31, 2003	October 31, 2004	October 31, 2003
	(in thousands)
Weighted average shares used in calculating earnings per share—Basic	27,652	27,006	27,494	26,892
Dilutive common stock options	1,289	1,087	1,213	769
Common stock warrants	156	24	147	8

Weighted average shares used in calculating earnings per share—Diluted	29,097	28,117	28,854	27,669

SEACHANGE INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

5. Inventories

Inventories consist of the following:

	October 31, 2004	January 31, 2004
	(in thousands)
Components and assemblies	$12,985	$13,994
Finished products	4,550	5,744

	$17,535	$19,738

6. Comprehensive Income

SeaChange’s comprehensive income was as follows:

	Three months ended		Nine months ended
	October 31, 2004	October 31, 2003	October 31, 2004	October 31, 2003
	(in thousands)
Net income	$5,549	$1,464	$12,100	$2,968
Other comprehensive income (expense), net of tax:
Foreign currency translation adjustment, net of tax of $25, $23, $28, and $46 respectively	(48)	42	(51)	(4)
Unrealized gain (loss) on marketable securities, net of tax of $237, $34, $91 and $109, respectively	459	(63)	148	(196)

Other comprehensive income (loss)	411	(21)	97	(200)

Comprehensive income	$5,960	$1,443	$12,197	$2,768

7. Income Taxes

During the nine months ended October 31, 2004, SeaChange recorded income tax expense of $4.4 million. Included in the income tax expense was a $1.9 million benefit recorded for the implementation of a tax law change relating to the tax treatment of deferred revenues which resulted in the realization of a deferred tax asset and a corresponding valuation allowance release as SeaChange began to follow the same method for both book and tax purposes for recognizing revenue for maintenance service contracts. SeaChange had an effective income tax rate of 38% for the nine months ended October 31, 2004 before recording the adjustment discussed above. During the nine months ended October 31, 2003, SeaChange recorded income tax expense of $1.6 million, at an annual effective income tax rate of 34%. For the nine months ended October 31, 2003, the effective tax rate was favorably impacted by the utilization of the Company’s remaining federal net operating loss carryforwards. As of October 31, 2004, SeaChange continued to record a full valuation allowance against its net deferred tax assets due to the uncertainty of their realization. SeaChange will continue to assess the need for the valuation allowance at each balance sheet date based on all available evidence. If the Company determines that it can continue to generate sufficient U.S. pre-tax income, some portion of the valuation allowance would be reversed and a corresponding increase in net income would be recognized.

8. Segment Information

SeaChange has three reportable segments: broadband systems, broadcast systems and services. The broadband systems segment develops, markets and sells products to digitally manage, store and distribute digital video for cable system operators and telecommunications companies. The broadcast systems segment develops, markets and sells products for the storage, archival, on-air

SEACHANGE INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

playback of advertising and other video programming for the broadcast television industry. The services segment provides installation, training, product maintenance and technical support for all of the above systems and movie content, which is distributed by the broadband product segment. SeaChange does not measure the assets allocated to the segments, other than the intangible assets and goodwill in connection with the acquisition of ZQ Interactive, Ltd. (see Note 9). SeaChange measures profitability of the segments based on their respective gross profits. There were no inter-segment sales or transfers. Long-lived assets are principally located in the United States. The following summarizes the revenues and cost of revenues by reportable segment:

	Three months ended		Nine months ended
	October 31, 2004	October 31, 2003	October 31, 2004	October 31, 2003
	(in thousands)
Revenues
Broadband	$26,959	$27,190	$83,996	$73,770
Broadcast	4,390	2,035	10,973	8,912
Services	11,248	8,932	32,294	26,596

Total	$42,597	$38,157	$127,263	$109,278

Costs of revenues
Broadband	$12,362	$16,053	$41,580	$42,513
Broadcast	2,598	1,228	7,183	5,883
Services	6,732	5,542	19,029	16,980

Total	$21,692	$22,823	$67,792	$65,376

Gross profit
Broadband	$14,597	$11,137	$42,416	$31,257
Broadcast	1,792	807	3,790	3,029
Services	4,516	3,390	13,265	9,616

Total	$20,905	$15,334	$59,471	$43,902

The following summarizes revenues by geographic locations:

Revenues
United States of America	$32,600	$34,601	$104,203	$95,880
Canada and South America	778	323	5,493	3,079
Europe	5,154	1,444	10,200	4,120
Asia Pacific and rest of world	4,065	1,789	7,367	6,199

Total	$42,597	$38,157	$127,263	$109,278

The following summarizes revenues by significant customer where such revenue exceeded 10% of total revenues for the indicated period:

	Three months ended		Nine months ended
	October 31, 2004	October 31, 2003	October 31, 2004	October 31, 2003
Customer A	49%	55%	55%	52%
Customer B	—	11%	—	—

International sales accounted for approximately 23% and 9% of total revenues in the three-month periods ended October 31, 2004 and October 31, 2003, respectively. International sales accounted for approximately 18% and 12% in the nine-month periods ended October 31, 2004 and October 31, 2003, respectively. For the three and nine month periods ended October 31, 2004 and 2003, substantially all sales of the Company’s systems were made in United States dollars. Therefore, SeaChange has not experienced any material impact from fluctuations in foreign currency exchange rates on our results of operations or financial position. If this practice changes in the future, the Company will reevaluate its foreign currency exchange rate risk.

SEACHANGE INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

At October 31, 2004, one customer accounted for 55% of the accounts receivable and at January 31, 2004 the same customer accounted for 22% of the accounts receivable.

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

10. Goodwill and Intangible Assets

At October 31, 2004, the Company had goodwill of $1.9 million which included $1.6 million of goodwill acquired as part of the ZQ Interactive acquisition in the second quarter of fiscal 2005 (see Note 9). Goodwill is reported as part of the broadband reporting segment.

The Company’s intangible assets consist of patent costs and intellectual property, which are part of the broadband reporting segment. At October 31, 2004, the gross carrying value of these intangible assets was $6.2 million and the accumulated amortization was $5.6 million. At January 31, 2004, the gross carrying value of these intangible assets was $5.7 million and the accumulated amortization was $4.4 million. SeaChange’s intangible assets are amortized on both a straight-line and accelerated basis over a period of up to 5 years, reflecting the expected period that the assets will be consumed. Amortization expense for intangible assets was $396,000 and $400,000 for the three months ended October 31, 2004 and 2003, respectively. Amortization expense for intangible assets was $1.2 million for both nine month periods ended October 31, 2004 and 2003, and is estimated to be approximately $1.3 million in fiscal 2005, $235,000 in fiscal 2006, $175,000 in fiscal 2007, $50,000 in fiscal 2008 and $20,000 in fiscal 2009.

11. Commitments and Contingencies

Litigation Regarding SeaChange Patent No. 5,862,312.

On June 13, 2000, SeaChange filed in the United States District Court for the District of Delaware a lawsuit against one of SeaChange’s competitors, nCube Corp., whereby SeaChange alleged that nCube’s MediaCube-4 product infringed a patent held by SeaChange (Patent No. 5,862,312) (“`312”) relating to SeaChange’s MediaCluster technology. In instituting the claim, SeaChange sought both a permanent injunction and damages in an unspecified amount. nCube made a counterclaim against SeaChange that SeaChange’s patent was invalid and that nCube’s MediaCube-4 product did not infringe SeaChange’s patent. On September 6, 2000, nCube conceded that, based on a claim construction ruling issued by the district court in August 2000, nCube’s MediaCube-4 product infringed SeaChange’s patent. On September 25, 2000, a jury upheld the validity of SeaChange’s patent. On March 28, 2002, the district court denied nCube’s motion for a new trial and on September 30, 2002, the district court denied nCube’s motions for judgment as a matter of law. The District Court’s September 30, 2002 order provided no explanation of the court’s reasoning, but indicated that a memorandum opinion would subsequently be issued.

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

SEACHANGE INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

On April 7, 2004, the District Court issued its Memorandum Opinion which sets forth its reasoning for the September 30, 2002 order. On April 29, 2004, the District Court entered a judgment denying nCube’s claim that the ‘312 patent is invalid. On May 5, 2004, nCube filed a notice of appeal purporting to appeal from the District Court’s April 29, 2004 judgment and that appeal is now pending.

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

On April 28, 2003, SeaChange filed a notice of appeal, appealing from the judgment and from other adverse rulings by the district court. SeaChange also filed a motion with the Federal Circuit Court of Appeals seeking to stay nCube’s appeal pending the issuance of a written opinion by the district court explaining its March 31, 2003 orders. On May 29, 2003, the Court of Appeals allowed SeaChange’s motion and ordered the appeals stayed pending the issuance of a memorandum opinion by the district court, which was issued on April 7, 2004. Accordingly, the stay in the appeals has been lifted and the appeal is now pending.

SEACHANGE INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

The following is a summary of the accrued litigation reserve through October 31, 2004:

Estimated damages on the accused VOD shipments through April 30, 2002	$2,787,000
Estimated treble damages on the accused VOD shipments through April 30, 2002	5,574,000
Estimated legal fees (including write-off of capitalized legal costs and nCube legal fees)	5,621,000
Accrued interest on estimated damages and treble damages through April 30, 2002	418,000

Total charges recorded as of April 30, 2002	14,400,000
Additional accrued interest on estimated damages through January 31, 2004	362,000
Adjustment to litigation reserve based on March 31, 2003 court order and April 8, 2003 court filing	(3,537,000)
Legal expenses paid through January 31, 2004	(3,621,000)

Accrued litigation reserve as of January 31, 2004	7,604,000
Additional accrued interest on estimated damages through October 31, 2004	53,000

Accrued litigation reserve as of October 31, 2004	$7,657,000

This reserve reflects SeaChange’s best estimate of SeaChange’s exposure based on information currently available. However, SeaChange believes that any liability ultimately incurred after pursuing all legal options will not likely exceed the accrued litigation reserve as of October 31, 2004, except for on-going legal fees associated with the dispute and additional interest on the awarded damages, which will be charged to operations. Other than the payment of SeaChange’s legal fees, any payment of the other recorded charges will only occur in the event that the jury verdict is upheld in appeal. SeaChange has appealed the district court’s judgment to the United States Court of Appeals for the Federal Circuit. Any injunctive relief against SeaChange will not be determined until after appeal. In the event that the court issues an injunction prohibiting SeaChange from selling the accused video-on-demand products, SeaChange believes that such injunction would have a minimal impact on SeaChange’s ability to ship products and meet customer demands because SeaChange has implemented a revised version of the software which SeaChange believes does not infringe the nCube `804 patent.

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

As discussed above, the appeals with respect to the ‘312 patent and the ‘804 patent are now pending.

In addition nCube has asserted that SeaChange infringes several other patents and that it may take legal action in the future. SeaChange believes that SeaChange does not infringe any valid claim in these other patents.

We are aware that on October 20, 2004, nCube announced that C-COR had entered into an agreement with it to acquire the business of nCube, with an anticipated closing date in the second quarter of C-COR’s fiscal year 2005. Information relating to the structure of the transaction has not yet been publicly announced by the parties, so the impact of the transaction on this litigation is not yet known.

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

SEACHANGE INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Guarantees and Indemnification Obligations

SeaChange warrants that its products, including software products, will substantially perform in accordance with its standard published specifications in effect at the time of delivery. Most warranties have at least a one year duration commencing from installation. In addition, upon the sale of its systems, SeaChange provides maintenance support to all customers and therefore allocates a portion of the systems purchase price to the initial warranty period and recognizes revenue on a straight line basis over that warranty period related to both the warranty obligation and the maintenance support agreement. For maintenance support agreements that extend beyond the standard warranty term, revenue is deferred and recognized on a straight line basis over the contract period. Any related costs are expensed as incurred. At October 31, 2004 and January 31, 2004, SeaChange had deferred revenue related to maintenance support agreements of $15.6 million and $14.6 million, respectively.

12. Comcast Equity Investment and Video-on-Demand Purchase Agreements

In the fourth quarter of fiscal year 2001, SeaChange entered into a video-on-demand purchase agreement with Comcast Cable Communications of Pennsylvania, Inc. (“Comcast”) to provide SeaChange’s interactive television video servers and related services. Under the terms of the video-on-demand purchase agreement, Comcast committed to purchase SeaChange equipment capable of serving a minimum of one million cable subscribers by approximately December 2002. In addition, Comcast could earn up to an additional 450,000 incentive common stock purchase warrants through December 2003 based on the number of cable subscribers in excess of one million served by SeaChange’s equipment which was purchased by Comcast. In connection with the execution of this commercial agreement, SeaChange entered into a common stock and warrant purchase agreement, dated as of February 28, 2001, with Comcast SC Investment, Inc. (“Comcast SC”), whereby Comcast SC agreed to purchase an aggregate of 756,144 shares of SeaChange’s common stock for $10.0 million and Comcast SC received a warrant to purchase 100,000 shares of SeaChange’s common stock with an exercise price of $13.225 per share. Under conditions of the arrangement, the number of common shares purchased and the number of common stock purchase warrants and related exercise price were subject to adjustment. In accordance with the agreement, an additional 25,000 common stock purchase warrants were issued as the registration statement had not been declared effective on or before March 31, 2001. On June 13, 2001, the effective date of the registration statement, SeaChange issued an additional 14,667 common stock purchase warrants in accordance with the agreement.

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

SEACHANGE INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

As of December 31, 2003, Comcast had earned the remaining incentive common stock purchase warrants available under the video-on-demand purchase agreement. The estimated fair value of the common stock purchase warrants was based on the average closing market price of SeaChange’s common stock for the last fifteen trading days ended on each of the determination dates of December 31, 2002, June 30, 2003 and December 31, 2003, the final determination date of the agreement. In October 2004, SeaChange issued Comcast the remaining 433,878 incentive common stock purchase warrants. The original estimate of the value of the warrants was based on management’s determination that Comcast earned the incentive common stock warrants when SeaChange’s VOD equipment was delivered to Comcast and SeaChange recorded the revenue. SeaChange agreed to revise the number of incentive common stock purchase warrants to be issued at each of the determination dates defined above when SeaChange reached a final agreement with Comcast on when the warrants were earned. As a result of the adjustment, SeaChange determined that the estimated fair market value of the incentive common stock purchase warrants was lower than the amount that it had been previously recorded, which resulted in a $1.1 million reduction in the accrual estimate with an offsetting increase in product revenues in the accompanying income statement for the period.

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

In August 2003, Visible World completed the first phase of a private financing in which it raised $4.6 million in exchange for preferred stock. As a result of the financing, SeaChange determined that the fair value of the warrant had declined and recorded a $313,000 charge related to the other than temporary loss on the investment. In connection with this financing, SeaChange’s warrant to purchase one million shares of Series B preferred stock of Visible World was amended to be exercisable for one million shares of common stock of Visible World; and SeaChange exercised the warrant to purchase the one million shares of Visible World common stock. SeaChange subsequently exchanged 95,517 shares of Visible World common stock for 1,192,311 shares of Series A-1 Preferred Stock. In addition, as part of Visible World’s private financing, SeaChange invested $96,000 for an additional 1,192,311 shares of Series A-1 Preferred Stock. In January 2004, SeaChange and Visible World signed a revised Marketing Agreement in which SeaChange agreed to receive warrants to purchase 2.8 million shares of preferred stock of Visible World in lieu of future royalties that would have been earned by SeaChange relating to revenue earned by Visible World in accordance with an agreement between Visible World and Comcast Cable Corporation. The warrants will vest over the five year term of the agreement between Visible World and Comcast. SeaChange estimated the fair value of these warrants to be $223,000 and included the amount in investments in affiliates with an offsetting amount included in deferred revenue. SeaChange is recognizing the deferred revenue over the five year term of the agreement. As of October 31, 2004, SeaChange owned less than 5% of the common and preferred stock of Visible World and is accounting for this investment under the cost method of accounting.

On Demand Group. In the third quarter of fiscal year 2003, SeaChange entered into a Subscription and Shareholders Agreement (the “Subscription Agreement”) with The ON Demand Group Limited (“ODG”), a company incorporated in England and Wales that provides consulting and management services in Europe. Pursuant to the Subscription Agreement, the Company invested 1.5 million U.K. pounds Sterling (approximately $2.4 million) in exchange for 600,000 ordinary shares of ODG representing approximately 23% of the total outstanding capital stock of ODG as of October 29, 2002. As part of the Subscription Agreement, SeaChange committed to purchase additional ordinary shares and preference shares of ODG from ODG and certain of its existing shareholders under certain conditions, including that ODG had entered into certain agreements including a Carriage Agreement and Shareholders Agreement with a European cable operator and that the agreements were in a form and substance satisfactory to SeaChange. ODG never entered into all of the required agreements before the Subscription Agreement was amended in October 2003 to eliminate the subscription obligation and SeaChange at no time had an obligation to purchase such additional shares. In connection with ODG’s plan to develop and deploy a new video-on-demand television management service in the future, SeaChange entered into a Business Development Agreement with ODG for a minimum of five years whereby ODG agreed to exclusively purchase and to market and promote the Company’s video-on-demand systems and software worldwide.

SEACHANGE INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In October 2003, the Subscription Agreement with ODG was amended to remove SeaChange’s commitment to purchase additional ordinary and preference shares from ODG and certain of its existing shareholders. As part of the amended Subscription Agreement, SeaChange committed to loan ODG up to 5.5 million U.K. pounds Sterling (approximately $10.5 million) payable in tranches of 500,000 U.K. pounds Sterling or multiples thereof. ODG’s ability to draw-down the loan is subject to certain milestones and draw-down conditions, including the deployment of new video-on-demand television management service, no material adverse change in ODG’s business, and ODG’s business having performed to within 95% of its operating costs and cash flows as set forth in its business plan. Any outstanding loan amounts would mature five years from the date of the first draw-down and interest is payable quarterly at the rate of 8.1% per annum. No amounts are outstanding as of October 31, 2004.

In December 2003, SeaChange purchased 117,647 common shares of ODG from its principal owners for 400,000 U.K. pounds Sterling (approximately $692,000) increasing SeaChange’s ownership percentage to 28% as of that date. SeaChange accounts for this investment under the equity method of accounting.

In July 2004, the Business Development Agreement with ODG was amended to include a referral fee based upon a percentage of gross revenues, if any, that may be generated by SeaChange through the term of the agreement. SeaChange has determined that this additional activity is not significant and did not require reconsideration as to whether ODG is a variable interest entity.

14. New Accounting Pronouncements

In January 2003, the FASB issued FIN No. 46, “Consolidation of Variable Interest Entities” (“FIN No. 46”) and, in December 2003, issued a revision to that interpretation (“FIN No. 46R”). FIN No. 46R replaces FIN No. 46 and addresses consolidation by business enterprises of variable interest entities that possess certain characteristics. A variable interest entity (VIE) is defined as an entity in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support. The primary beneficiary is required to consolidate the financial position and results of the VIE. SeaChange evaluated its relationships with equity method investments and determined that the adoption of FIN 46R in the quarter ended April 30, 2004 had no impact on the Company’s consolidated financial position, results of operations or cash flows.

In March 2004, the Emerging Issues Task Force (“EITF”) reached a consensus on EITF No. 03-06, “Participating Securities and Two-Class Method under FASB Statement No. 128, “Earnings Per Share.” EITF 03-6 is intended to clarify what is a participating security and how to apply the two-class method of computing earnings per share once it is determined that a security is participating, including how to allocate undistributed earnings to such a security. EITF 03-6 is effective for reporting periods beginning after March 31, 2004. The adoption of this pronouncement had no impact on the Company’s consolidated financial position, results of operations or cash flows.

In November 2004, the FASB issued FASB Statement No. 151, “Inventory Costs - an Amendment of ARB No. 43, Chapter 4” (“FAS 151”). FAS 151 amends ARB 43, Chapter 4, to clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges. In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of this Statement are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of the provisions of FAS 151 is not expected to have a material impact on SeaChange’s financial position or results of operations.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Factors That May Affect Future Results

Any statements contained in this Form 10-Q that do not describe historical facts may constitute forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. These statements relate to future events or our future financial performance and are identified by words such as “may,” “will,” “could,” “should,” “expect,” “plan,” “intend,” “seek,” “anticipate,” “believe,” “estimate,” “potential,” or “continue” or other comparable terms or the negative of those terms. Forward-looking statements in this Form 10-Q include certain statements regarding the effect of certain accounting standards on our financial position and results of operations, the effect of certain legal claims against us, projected changes in our revenues, earnings and expenses, exchange rate sensitivity, interest rate sensitivity, liquidity, product introductions and general market conditions. Our actual future results may differ significantly from those stated in any forward-looking statements. Any such forward-looking statements contained herein are based on current expectations, but are subject to a number of risks and uncertainties that may cause actual results to differ materially from expectations. The factors that could cause actual future results to differ materially from current expectations include the following: the continued growth, development and acceptance of the video-on-demand market; the loss of one of our large customers; the cancellation or deferral of purchases of our products; the length of our sales cycles; a decline in demand or average selling price for our broadband products; our ability to manage our growth; the effectiveness of our disclosure controls and procedures and internal controls over financial reporting; our ability to protect our intellectual property rights and the expenses that may be incurred by us to protect our intellectual property rights; an unfavorable result of current or future litigation, including our current patent litigation with nCube Corp.; content providers limiting the scope of content licensed for use in the video-on-demand market; our ability to introduce new products or enhancements to existing products; our dependence on certain sole source suppliers and third-party manufacturers; our ability to compete in our marketplace; our ability to respond to changing technologies; the risks associated with international sales; the performance of companies in which we have made equity investments, including the ON Demand Group Limited and Visible World; our ability to integrate the operations of acquired subsidiaries; changes in the regulatory environment; our ability to hire and retain highly skilled employees; and increasing social and political turmoil.

Further information on factors that could cause actual results to differ from those anticipated is detailed in various filings made by us from time to time with the Securities and Exchange Commission, including but not limited to, those appearing under the caption “Certain Risk Factors That May Affect Our Business” in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 14, 2004 and those appearing under the caption “Factors That May Affect Future Results” in our Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on September 9, 2004. Any forward-looking statements should be considered in light of those factors.

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

In the nine months ended October 31, 2004, our total revenues grew 17% to $127.3 million from the same period in 2003 compared to 7% growth to $109.3 million in the nine months ended October 31, 2003 compared to the same period in fiscal 2002. The growth in revenues is primarily attributed to our broadband segment, in which video-on-demand systems revenues rose 28% to $74.2 million in the nine months ended October 31, 2004 over the same period in fiscal 2003 and 25% to $57.9 million in the nine months ended October 31, 2003 compared to the same period in the previous fiscal year. This significant growth in systems revenues reflects the expanding deployment of residential video-on-demand systems by cable operators throughout the United States of America and the start of deployments in Europe and Asia. We expect video-on-demand systems revenues will increase in fiscal 2005 as compared to fiscal 2004, depending upon their continued acceptance in key regional domestic markets and their initial deployment throughout Asia and Europe during the fourth quarter of fiscal 2005. Services revenues also continued to grow, by 21% to $32.3 million in the nine months ended October 31, 2004 over the same period in fiscal 2003 and 12% in the nine months ended October 31, 2003 compared to the same period in the previous year. This sustained growth is primarily attributed to providing technical support and maintenance services to customers with an ever expanding base of equipment installed at their sites.

Our advertising systems revenues, which are included in our broadband segment, decreased 38% to $9.8 million in the nine months ended October 31, 2004 from the same period in 2003 which compares to a decrease of 4% in the nine months ended October 31, 2003 over the same period in the previous year. We believe the decrease in advertising systems revenues reflects a decline in demand for analog advertisement systems from cable operators as cable operators migrate from an analog to a digital network environment. We expect sales of advertising systems to be lower in fiscal 2005 as compared to fiscal 2004. Our broadcast systems revenue increased 23% to $11.0 million in the nine months ended October 31, 2004 from the same period in fiscal 2003 which compares to a decrease of 41% in the nine months ended October 31, 2003 over the same period in the previous year. We expect sales of broadcast systems to remain relatively flat in fiscal 2005 as compared to fiscal 2004.

Gross profits increased 7 percentage points to 47% in the nine months ended October 31, 2004 over the same period in 2003 in comparison to a 3 percentage point increase in the nine months ended October 31, 2003 over the same period in the previous year. Higher sales volume and lower manufacturing and material costs per unit primarily contributed to this favorable performance, even though competitive pressures resulted in lower average selling prices per unit in fiscal 2005. In addition, gross margins were favorably impacted by the $1.1 million adjustment to product revenue recorded related to the final agreement with Comcast (See Note 12 to Financial Statements) in connection with the issuance of incentive common stock warrants. We believe these competitive pressures will continue and our ability to maintain gross margins will be dependent upon maintaining current levels of revenues and achieving technological advances that will further reduce material costs of sales.

Our revenue growth and improving gross margin resulted in net income of $12.1 million or $0.42 per diluted share in the nine months ended October 31, 2004 as compared to net income of $3.0 million or $0.11 per diluted share in the same period in 2003. This improvement in operating results enabled us to generate $17.6 million of cash from operations during the nine months ended October 31, 2004 in comparison to $12.2 million in the nine months ended October 31, 2003.

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

Accounting for Acquisitions

We have completed business acquisitions which have resulted in goodwill and other intangible asset balances. Our business strategy contemplates that we may continue to pursue additional acquisitions in the future. Our accounting for acquisitions involves judgments and estimates primarily, but not limited to: the fair value of certain forms of consideration, of acquired intangible assets, which involve projections of future revenues and cash flows, of other acquired assets and assumed liabilities, including potential contingencies, and the useful lives of intangible assets of acquisitions. Changes in assumptions and estimates related to acquisitions could have a material impact on our financial position or results of operations.

Accounting for Income Taxes

We record income taxes using the asset and liability method. Deferred income tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective income tax bases, and operating loss and tax credit carryforwards. We evaluate the weight of all available evidence to determine whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. We are required to establish a valuation allowance if the likelihood of realization of the deferred tax assets is reduced based on an evaluation of objective verifiable evidence. Significant management judgment is required in determining our income tax expense (benefit), our deferred tax assets and liabilities and any valuation allowance recorded against our deferred tax assets. In fiscal 2003, we established a valuation allowance against our deferred tax assets due to indications that they may not be fully realized. The amount of the deferred tax asset considered realizable is subject to change based on future events, including generating sufficient pre-tax income in future periods. Through October 31, 2004, we continue to record a full valuation allowance against our net deferred tax assets due to the uncertainty of their realization. In light of our ability to generate pre-tax income during the last five quarters, we assessed the need for the valuation allowance as of October 31, 2004 based on all available evidence. However, due to the uncertainties related to our ability to continue to generate pre-tax income for fiscal 2006 and thereafter, we concluded that the valuation allowance would not be reversed as of October 31, 2004. We will continue to evaluate new information that will become available to us that will provide us with evidence to conclude on whether or not the valuation reserve should be reversed. This information will include: capital spending plans from U.S. cable operators for calendar 2005 for both advertising and VOD systems, specific capital spending plans from our largest customer for VOD in calendar 2005, price per stream information for expected VOD purchases which has continued to decline over the past two fiscal years, capital spending plans from potentially significant customers in Europe and Asia that will be a large portion of our expected total revenues in fiscal 2006 and the finalization of our fiscal 2006 operating plan which will be impacted by these factors and by our continued requirement to invest in new product development and customer support services of our products world-wide.

Three Months Ended October 31, 2004 Compared to the Three Months Ended October 31, 2003

Revenues

Systems Revenues. Our systems revenues consist of sales of our broadband products and software licenses and broadcast products. Systems revenues increased 7% from $29.2 million in the three months ended October 31, 2003 to $31.3 million in the three months ended October 31, 2004. Revenues from the broadband segment, which accounted for 86% and 93% of total systems revenues in the three months ended October 31, 2003 and October 31, 2004, respectively, decreased from $27.2 million in the three months ended October 31, 2003 to $27.0 million in the three months ended October 31, 2004. Video-on-demand systems revenues increased to $23.8 million for the three months ended October 31, 2004 as compared to $22.5 million for the three months ended October 31, 2003. Revenues from video-on-demand systems for the three months ended October 31, 2004 were increased by $1.1 million for the adjustment recorded in connection with the final agreement with Comcast (See Note 12 to Financial Statements) in connection with the incentive common stock purchase warrants. Revenues from video-on-demand systems for the three months ended October 31,

2003 were reduced by the amortization of $2.2 million related to the deferred equity discount associated with the Comcast equity investment. Advertising system revenues were $3.2 million for the three months ended October 31, 2004 as compared to $4.7 million for the three months ended October 31, 2003. The increase in broadband revenues is primarily attributable to the increased deployment of residential video-on-demand systems in the United States by cable operators and the start of deployments in Europe and Asia, offset in part by a decline in the number of expansion systems purchased by United States cable system operators for advertising insertion. Broadcast system segment revenues were $2.0 million in the three months ended October 31, 2003 compared to $4.4 million in the three months ended October 31, 2004. The 116% increase in broadcast revenues for the three months ended October 31, 2004 was primarily attributable to capital purchases by broadcast companies in Asia. We expect future revenue growth, if any, to come principally from our video-on-demand and broadcast system products as cable and telecommunications companies are expected to continue to offer new applications for their customers and the market for digital video servers within the broadcast industry is expected to continue to expand.

Services Revenues. Our services revenues consist of fees for installation, training, project management, product maintenance, technical support services, product development contracts and movie content fees. Our services revenues increased 26% to $11.2 million in the three months ended October 31, 2004 from $8.9 million in the three months ended October 31, 2003. This increase in services revenues primarily resulted from the annual renewals of technical support and maintenance service contracts, price increases on certain technical support and maintenance services, increased product development services revenues and the impact of a growing installed base of systems. Revenues from our wholly-owned subsidiary, Digital Video Arts, were $200,000 in the three months ended October 31, 2003 and $1.0 million in the three months ended October 31, 2004. Revenues from services are expected to continue to grow as the installed base of our products increases and revenues from Digital Video Arts continue to grow due to additional development contracts and new service offerings.

For the three months ended October 31, 2003 and October 31, 2004, one customer accounted for more than 10% of our total revenues. This customer accounted for 55% of total revenues in the three months ended October 31, 2003 and 49% of total revenues in the three months ended October 31, 2004. Another customer accounted for 11% of total revenues in the three months ended October 31, 2003 and less than 10% of total revenues in the three months ended October 31, 2004. Revenue from these customers was primarily in the broadband segment. We believe that a significant amount of our revenues will continue to be derived from a limited number of customers which could result in fluctuations in our quarterly revenues.

International sales accounted for approximately 9% and 23% of total revenues in the three months ended October 31, 2003 and October 31, 2004, respectively. No individual country except the U.S. accounted for more than 10% of total revenue. We expect that international sales will continue to become a significant portion of our business in the future and expect to obtain several new video-on-demand orders in Europe and Asia during the fourth quarter of fiscal 2005. As of October 31, 2004, substantially all sales of our products were made in United States dollars. Therefore, we have not experienced, nor do we expect to experience in the near term, any material impact from fluctuations in foreign currency exchange rates on revenues.

Systems Gross Profit. Costs of systems revenues consist primarily of the cost of purchased components and subassemblies, labor and overhead relating to the final assembly and testing of complete systems and related expenses. Costs of systems revenues decreased 13% to $15.0 million in the three months ended October 31, 2004 as compared to $17.3 million in the three months ended October 31, 2003. In the three months ended October 31, 2004, the decrease in the costs of systems revenues primarily reflects higher systems revenues within the video-on-demand products offset by lower material costs on video-on-demand products and higher prices on certain international broadcast sales. Our ability to maintain or improve our current gross profit as a percentage of systems revenues will be impacted by competitive price pressures which have resulted in lower average selling prices in fiscal 2005. Systems gross profit as a percentage of systems revenues was 41% and 52% in the three months ended October 31, 2003 and October 31, 2004, respectively. Gross profit for the broadband segment increased from 41% of revenues for the three months ended October 31, 2003 to 54% of revenues for the three months ended October 31, 2004. The increase in broadband gross profit percentages is primarily due to higher revenues and lower material costs on certain components due to technological advances and the adjustment related to the issuance of the incentive common stock purchase warrants to Comcast (See Note 12 to Financial Statements). Gross profit for the broadcast segment increased from 40% to 41% for the three months ended October 31, 2003 and 2004, respectively. The increase in the broadcast gross profit percentage is primarily due to higher revenues and higher sales prices on certain international revenues.

Services Gross Profit. Costs of services revenues consist primarily of labor, materials and overhead relating to the installation, training, product maintenance and technical support services provided by us and costs associated with providing movie content services. Costs of services revenues increased 21% from $5.5 million in the three months ended October 31, 2003 to $6.7 million in the three months ended October 31, 2004 due primarily to the hiring of additional personnel to support the growing installed base of customers throughout the world. Services gross profit as a percentage of services revenue was 38% in the three months ended October 31, 2003 and 40% in the three months ended October 31, 2004. The increase in services gross profit was primarily a result of higher revenues on a relatively fixed cost structure. We expect that we will continue to experience fluctuations in gross profit percentage in the future due to the timing of revenues from product development and technical support and other services to support the growing installed base of systems and the timing of costs associated with our ongoing investment required to continue to expand our service organization to support our installed base of systems and our new products.

Research and Development. Research and development expenses consist primarily of the compensation of development personnel, depreciation of development and test equipment and an allocation of related facilities expenses. Research and development expenses increased 14% from $6.6 million, or 17% of revenues, in the three months ended October 31, 2003 to $7.6 million, or 18% of total revenues, in the three months ended October 31, 2004 due primarily to the hiring of additional development engineers to support new product initiatives. We expect that research and development expenses will increase slightly in the fourth quarter of fiscal 2005 and will increase 5% to 10% in fiscal year 2005 compared to our results in fiscal year 2004 as we continue our development of new products and enhancements.

Selling and Marketing. Selling and marketing expenses consist primarily of compensation expenses, including sales commissions, travel expenses and certain promotional expenses. Selling and marketing expenses increased slightly from $4.2 million, or 11% of revenues, in the three months ended October 31, 2003 to $4.3 million, or 10% of total revenues, in the three months ended October 31, 2004.

General and Administrative. General and administrative expenses consist primarily of the compensation of executive, finance, human resource and administrative personnel, legal and accounting services and an allocation of related facilities expenses. General and administrative expenses increased 28% from $2.7 million, or 7% of revenues, in the three months ended October 31, 2003 to $3.4 million, or 8% of total revenues in the three months ended October 31, 2004 due to higher accounting and consulting costs associated with the compliance with Sarbanes-Oxley legislation and higher legal costs related to the nCube litigation.

Interest Income (Expense), net. Interest income, net was $404,000 in the three months ended October 31, 2003 and interest expense, net was $371,000 in the three months ended October 31, 2004. For the three months ended October 31, 2004, we recorded a $800,000 reduction to interest income ($519,000 after taxes) to properly account for the amortization of market premiums and discounts on acquired marketable securities since December 2002. Management determined that the impact of the correction was not material to any historical reporting period.

Equity income (loss) in earnings of affiliates. Equity loss in earnings of affiliates was $9,000 in the three months ended October 31, 2003 in comparison to equity income in earnings of affiliates of $110,000 in the three months ended October 31, 2004. The equity loss and income in earnings of affiliates consists of our proportionate ownership share of the income (loss) of the On Demand Group Limited (“ODG”) under the equity method of accounting.

Income Tax Expense (Benefit). Our effective tax rate was 35% and a negative 2% for the three months ended October 31, 2003 and 2004, respectively. Included in the income tax expense was a $1.9 million benefit recorded for the implementation of a tax law change relating to the tax treatment of deferred revenues which resulted in the realization of a deferred tax asset and a corresponding valuation allowance release as SeaChange began to follow the same method for both book and tax purposes for recognizing revenue for maintenance service contracts. SeaChange had an effective income tax rate of 34% for the three months ended October 31, 2004 before recording the adjustment discussed above. For the three months ended October 31, 2003, the effective tax rate was favorably impacted by the utilization of the Company’s remaining federal net operating loss carryforwards. As of October 31, 2004, we continued to record a full valuation allowance against our net deferred tax assets due to the uncertainty of their realization as a result of cumulative historical pre-tax losses. We will continue to assess the need for the valuation allowance at each balance sheet date based on all available evidence. If we determine that we can continue to generate sufficient U.S. pre-tax income, some portion of the valuation allowance would be reversed and a corresponding increase in net income would be recognized

Nine Months Ended October 31, 2004 Compared to the Nine Months Ended October 31, 2003

Revenues

Systems Revenues. Systems revenues increased 15% from $82.7 million in the nine months ended October 31, 2003 to $95.0 million in the nine months ended October 31, 2004. Revenues from the broadband segment, which accounted for 89% and 88% of total systems revenues in the nine months ended October 31, 2003 and October 31, 2004, respectively, increased from $73.8 million in the nine months ended October 31, 2003 to $84.0 million in the nine months ended October 31, 2004. Video-on-demand systems revenues increased to $74.2 million for the nine months ended October 31, 2004 as compared to $57.9 million for the nine months ended October 31, 2003. Revenues from video-on-demand systems for the nine months ended October 31, 2004 were increased by $1.1 million for the adjustment recorded for the final agreement with Comcast in connection with the issuance of the incentive common stock purchase warrants to Comcast (See Note 12 to Financial Statements). Revenues from video-on-demand systems for the nine months ended October 31, 2003 were reduced by the amortization of $3.8 million related to the deferred equity discount associated with the Comcast equity investment. Advertising system revenues were $9.8 million for the nine months ended October 31, 2004 as compared to $15.9 million for the nine months ended October 31, 2003. The increase in broadband revenues is primarily attributable to the increased deployment of residential video-on-demand systems in the United States by cable operators and the start of deployments in Europe and Asia, offset in part by a decline in the number of expansion systems purchased by United States cable system operators for advertising insertion. Broadcast system segment revenues were $8.9 million in the nine months ended October 31, 2003 compared to $11.0 million in the nine months ended October 31, 2004. The 23% increase in broadcast revenues for the nine months ended October 31, 2004 was primarily attributable to an increased capital expenditures by broadcast companies in Asia. We expect future revenue growth for the fourth quarter of fiscal 2005, if any, to come principally from our video-on-demand and broadcast system products as cable and telecommunications companies continue to offer new applications for their customers and the market for digital video servers within the broadcast industry continues to expand.

Services Revenues. Our services revenues increased 21% to $32.3 million in the nine months ended October 31, 2004 from $26.6 million in the nine months ended October 31, 2003. This increase in services revenues primarily resulted from the annual renewals of technical support and maintenance service contracts, price increases on certain technical support and maintenance services and the impact of a growing installed base of systems. Revenues from our wholly-owned subsidiary, Digital Video Arts, were $1.1 million in the nine months ended October 31, 2003 and $2.4 million in the nine months ended October 31, 2004. Revenues from services are expected to remain relatively flat in the fourth quarter of fiscal 2005.

For the nine months ended October 31, 2003 and October 31, 2004, one customer accounted for more than 10% of our total revenues. This customer accounted for 52% of total revenues in the nine months ended October 31, 2003 and 55% of total revenues in the nine months ended October 31, 2004. Revenue from this customer was primarily in the broadband segment. We believe that a significant amount of our revenues will continue to be derived from a limited number of customers which could result in fluctuations in our quarterly revenues.

International sales accounted for approximately 12% and 18% of total revenues in the nine months ended October 31, 2003 and October 31, 2004, respectively. No individual country except the U.S. accounted for more than 10% of total revenue. We expect that international sales will continue to become more of a significant portion of our business in the future and expect to obtain several new video-on-demand orders in Europe and Asia during fiscal year 2005. As of October 31, 2004, substantially all sales of our products were made in United States dollars. Therefore, we have not experienced, nor do we expect to experience in the near term, any material impact from fluctuations in foreign currency exchange rates on our revenues.

Systems Gross Profit. Costs of systems revenues increased to $48.8 million in the nine months ended October 31, 2004 as compared to $48.4 million in the nine months ended October 31, 2003. In the nine months ended October 31, 2004, the increase in the costs of systems revenues primarily reflects higher systems revenues and lower material costs within the video-on-demand products. Our ability to maintain or improve our current gross profit as a percentage of systems revenues is impacted by competitive price pressures which have resulted in lower average selling prices in fiscal 2005. Systems gross profit as a percentage of systems revenues was 41% and 49% in the nine months ended October 31, 2003 and October 31, 2004, respectively. Gross profit for the broadband segment increased from 42% of revenues for the nine months ended October 31, 2003 to 51% of revenues for the nine months ended October 31, 2004. The increase in broadband gross profit percentages is primarily due to higher revenues and lower material costs on certain components due to technological advances and the adjustment related to the issuance of the incentive common stock purchase warrants to Comcast (See Note 12 to Financial Statements). Gross profit for the broadcast segment increased from 34% to 35% for the nine months ended October 31, 2003 and 2004, respectively. The increase in the broadcast gross profit percentage is primarily due to higher revenues and higher sales prices on certain international revenues.

Services Gross Profit. Costs of services revenues increased 12% from $17.0 million in the nine months ended October 31, 2003 to $19.0 million in the nine months ended October 31, 2004. Services gross profit as a percentage of services revenue was 36% in the nine months ended October 31, 2003 and 41% in the nine months ended October 31, 2004. The increase in services gross profit was primarily a result of higher revenues on a relatively fixed cost structure. We expect that we will continue to experience fluctuations in gross profit percentage in the future due to the timing of revenues from product development services and technical support and other services to support the growing installed base of systems and the timing of costs associated with our ongoing investment required to continue to expand our service organization to support our installed base of systems and our new products.

Research and Development. Research and development expenses increased 13% from $19.4 million, or 18% of total revenues, in the nine months ended October 31, 2003 to $21.8 million, or 17% of total revenues, in the nine months ended October 31, 2004 due primarily to the hiring of additional development engineers for new product initiatives and costs required for set-top box integration testing. We expect that research and development expenses will increase 5% to 10% in fiscal 2005 as we continue our development of new products and enhancements.

Selling and Marketing. Selling and marketing expenses increased 3% from $12.5 million, or 11% of total revenues, in the nine months ended October 31, 2003 to $12.9 million, or 10% of revenues, in the nine months ended October 31, 2004 primarily reflecting higher commissions on a higher revenue base.

General and Administrative. General and administrative expenses increased 4% from $8.4 million, or 8% of total revenues, in the nine months ended October 31, 2003 to $8.7 million, or 7% of total revenues in the nine months ended October 31, 2004 as a result of higher accounting and consulting costs related to the compliance with the Sarbanes-Oxley legislation.

Interest Income (Expense), net. Interest income, net was $1.2 million in the three months ended October 31, 2003 and $534,000 in the three months ended October 31, 2004. For the three months ended October 31, 2004, we recorded a $800,000 reduction to interest income ($519,000 after taxes) to properly account for the amortization of market premiums and discounts on acquired marketable securities since December 2002. Management determined that the impact of the correction was not material to any historical reporting period.

Impairment loss on investments in affiliates. We recorded a charge of $313,000 in the nine months ended October 31, 2003 related to the other-than-temporary loss on our investment in Visible World.

Equity loss in earnings of affiliates. Equity loss in earnings of affiliates was $49,000 and $143,000 in the nine months ended October 31, 2003 and 2004, respectively. The equity loss in earnings of affiliates consists of our proportionate ownership share of the loss of the ON Demand Group Limited (“ODG”) under the equity method of accounting.

Income Tax Expense. Our annual effective tax rate was 35% and 26% for the nine months ended October 31, 2003 and 2004, respectively. Included in the income tax expense for the nine months ended October 31, 2004 was a $1.9 million benefit recorded for the implementation of a tax law change relating to the tax treatment of deferred revenues which resulted in the realization of a deferred tax asset and a corresponding valuation allowance release as SeaChange began to follow the same method for both book and tax purposes for recognizing revenue for maintenance service contracts. SeaChange had an effective income tax rate of 38% for the nine months ended October 31, 2004 before recording the adjustment discussed above. For the nine months ended October 31, 2003, the effective tax rate was favorably impacted by the utilization of the Company’s remaining federal net operating loss carryforwards. As of October 31, 2004, we continued to record a full valuation allowance against our net deferred tax assets due to the uncertainty of their realization as a result of cumulative historical pre-tax losses. We will continue to assess the need for the valuation allowance at each balance sheet date based on all available evidence. If we determine that we can continue to generate sufficient U.S. pre-tax income, some portion of the valuation allowance would be reversed and a corresponding increase in net income would be recognized.

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

Liquidity and Capital Resources

We have financed our operations and capital expenditures primarily with the proceeds from sales of our common stock and cash flows generated from operations. Cash and cash equivalents increased $16.0 million from $87.6 million at January 31, 2004 to $103.6 million at October 31, 2004 largely due to cash provided by operating activities. Working capital, excluding long-term marketable securities, increased from $99.2 million at January 31, 2004 to $127.8 million at October 31, 2004.

Net cash provided by operating activities was $17.6 million for the nine months ended October 31, 2004 compared to $12.2 million for the nine months ended October 31, 2003. The net cash provided by operating activities for the nine months ended October 31, 2004 was the result of the net income of $12.1 million adjusted for non-cash expenses including depreciation and amortization of $5.2 million and the changes in certain operating assets and liabilities. The significant changes in operating assets and liabilities that provided cash from operations included increases in accounts payable of $7.7 million due to the timing of payments for inventory purchased in October and deferred revenue of $2.3 million. These items that generated cash from operations were offset by an increase in accounts receivable of $11.1 million, due primarily to the receipt of customer orders late in the fiscal quarter. It is typical for us to experience fluctuations in our monthly operating results primarily due to the timing of receiving customer orders and the related shipment of these customer orders. As a result of these monthly fluctuations, we may experience significant increases or decreases in our inventories as a result of the timing of the procurement of components for anticipated orders for both our product segments, increases or decrease in our accounts payable balance primarily due to the timing of payments for materials purchased for prior month shipments, increases or decreases in our accounts receivable balances as a result of the timing of receiving customer orders during the period and of customer payments.

Net cash used in investing activities was $4.8 million and $5.6 million for the nine months ended October 31, 2004 and October 31, 2003, respectively. Investment activity for the nine months ended October 31, 2004 consisted primarily of capital expenditures of $2.4 million, an acquisition of a business of $900,000, net of cash acquired and purchases of marketable securities of $3.5 million offset in part by the sale of marketable securities of $3.0 million and an increase in restricted cash of $1.0 million.

Net cash provided by financing activities was $3.2 million for the nine months ended October 31, 2004 and $784,000 for the nine months ended October 31, 2003. In the nine months ended October 31, 2004, the cash provided by financing activities included $3.5 million in proceeds from the issuance of common stock in connection with stock option exercises and the employee stock purchase plan, partially offset by the repayment of obligations under capital leases of approximately $297,000.

In December 2003, we renewed our revolving line of credit with a bank for a two year period and increased the committed amount from $10.0 million to $15.0 million. Loans made under this revolving line of credit bear interest at a rate per annum equal to the bank’s prime rate, which was 4.75% on October 31, 2004. Borrowings under this line of credit are collateralized by substantially all of our assets. The loan agreement requires that we provide the bank with certain periodic financial reports and comply with certain financial ratios including a minimum level of earnings before interest, taxes and depreciation and amortization on a trailing twelve month basis, when amounts are outstanding under the loan agreement. As of October 31, 2004, we were in compliance with the financial covenants. There are currently no amounts outstanding under the revolving line of credit.

In the third quarter of fiscal year 2003, we entered into a Subscription and Shareholders Agreement (the “Subscription Agreement”) with The On Demand Group Limited (“ODG”), a company incorporated in England and Wales that provides video-on-demand consulting and management services in Europe. Pursuant to the Subscription Agreement, we invested 1.5 million U.K. pounds Sterling (approximately $2.4 million) in exchange for 600,000 ordinary shares of ODG representing approximately 23% of the total outstanding capital stock of ODG as of October 29, 2002. As part of the Subscription Agreement, we committed to purchase additional ordinary shares and preference shares of ODG from ODG and certain of its existing shareholders under certain conditions, including that ODG had entered into certain agreements including a Carriage Agreement and Shareholders Agreement with a European cable operator and that the agreements were in a form and substance satisfactory to us. ODG never entered into all of the required agreements before the Subscription Agreement was amended in October 2003 to eliminate the subscription obligation and we at no time had an obligation to purchase such additional shares. In connection with ODG’s plan to develop and deploy a new video-on-demand television management service in the future, we entered into a Business Development Agreement with ODG for a minimum of five years whereby ODG agreed to exclusively purchase and to market and promote our video-on-demand systems and software worldwide.

In October 2003, the Subscription Agreement with ODG was amended to remove our commitment to purchase additional ordinary and preference shares from ODG and certain of its existing shareholders. As part of the amended Subscription Agreement, we committed to loan ODG up to 5.5 million U.K. pounds Sterling (approximately $10.5 million) payable in tranches of 500,000 U.K. pounds Sterling or multiples thereof. ODG’s ability to draw-down the loan is subject to certain milestones and draw-down conditions, including the deployment of new video-on-demand television management services, no material adverse change in ODG’s business, and ODG’s business having performed to within 95% of its operating costs and cash flows as set forth in its business plan. Any outstanding loan amount would mature five years from the date of the first draw-down and interest is payable quarterly at the rate of 8.1% per annum. No amounts are outstanding as of October 31, 2004.

In December 2003, we purchased 117,647 common shares of ODG from its principal owners for 400,000 U.K. pounds Sterling (approximately $692,000).

In July 2004, the Business Development Agreement with ODG was amended to include a referral fee based upon a percentage of gross revenues, if any, that may be generated by us through the term of the agreement. We have determined that this additional activity is not significant and did not require reconsideration as to whether ODG is a variable interest entity.

We had no material capital expenditure commitments as of October 31, 2004. There were no significant changes in commitments as presented in the Form 10-K filed on April 14, 2004.

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

Recent Accounting Pronouncements

In January 2003, the FASB issued FIN No. 46, “Consolidation of Variable Interest Entities” (“FIN No. 46”) and, in December 2003, issued a revision to that interpretation (“FIN No. 46R”). FIN No. 46R replaces FIN No. 46 and addresses consolidation by business enterprises of variable interest entities that possess certain characteristics. A variable interest entity (VIE) is defined as an entity in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support. The primary beneficiary is required to consolidate the financial position and results of the VIE. We evaluated our relationships with equity method investments and determined that the adoption of FIN 46R in the quarter ended April 30, 2004 had no impact on our consolidated financial position, results of operations or cash flows.

In March 2004, the Emerging Issues Task Force (“EITF”) reached a consensus on EITF No. 03-06, “Participating Securities and Two-Class Method under FASB Statement No. 128, “Earnings Per Share.” EITF 03-6 is intended to clarify what is a participating security and how to apply the two-class method of computing earnings per share once it is determined that a security is participating, including how to allocate undistributed earnings to such a security. ETIF 03-6 is effective for reporting periods beginning after March 31, 2004. The adoption of this pronouncement had no impact on our consolidated financial position, results of operations or cash flows.

In November 2004, the FASB issued FASB Statement No. 151, “Inventory Costs - an Amendment of ARB No. 43, Chapter 4” (“FAS 151”). FAS 151 amends ARB 43, Chapter 4, to clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges. In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of this Statement are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of the provisions of FAS 151 is not expected to have a material impact on our financial position or results of operations.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

We face exposure to financial market risks, including adverse movements in foreign currency exchange rates and changes in interest rates. These exposures may change over time as business practices evolve and could have a material adverse impact on our financial results. Our primary exposure while minimal to date has been related to local currency revenue and operating expenses in Europe and Asia. Historically, we have not hedged specific currency exposures as gains and losses on foreign currency transactions have not been material to date. At October 31, 2004, we had no outstanding amounts related to variable rate U.S. dollar denominated debt. As there were no amounts outstanding as of October 31, 2004 related to variable rate debt, there was no interest rate exposure. The carrying amounts reflected in the consolidated balance sheet of cash and cash equivalents, trade receivables, and trade payables approximates fair value at October 31, 2004 due to the short maturities of these instruments. We maintain investment portfolio holdings of various issuers, types, and maturities. Our cash and marketable securities include cash equivalents, which we consider to be investments purchased with original maturities of three months or less. Given the short maturities and investment grade quality of the portfolio holdings at October 31, 2004, a sharp rise in interest rates should not have a material adverse impact on the fair value of our investment portfolio. At October 31, 2004, we had $18.1 million in short-term marketable securities and $16.4 million in long-term marketable securities. The major portion of these securities have fixed interest rates and are not subject to risk arising from interest rate variability.

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

As a result of the evaluation completed by us, and in which Messrs. Styslinger and Fiedler participated, we have concluded that there were no changes during the fiscal quarter ended October 31, 2004 in our internal controls over financial reporting, which have affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

See Note 11 of Notes to Condensed Consolidated Financial Statements.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

As disclosed in our Current Report of Form 8-K filed November 23, 2004, on November 17, 2004, Comcast Cable SC Investment, Inc. (“Comcast Cable SC”) exercised warrants to purchase an aggregate of 185,381 shares of our common stock. Comcast Cable SC used the net issuance provision of the warrants being exercised, meaning that Comcast Cable SC surrendered to us the right to purchase under the warrants being exercised shares of common stock with an in-the-money value equal to the exercise price of the warrants with respect to the 185,381 shares of our common stock purchased by Comcast Cable SC.

Additionally, Comcast SC Investment, Inc. (“Comcast SC”) has since purchased 139,667 shares of our common stock by exercising warrants held by Comcast SC, using the net issuance provision thereof, meaning that Comcast SC surrendered to us the right to purchase under the warrants being exercised shares of common stock with an in-the-money value equal to the exercise price of the warrants with respect to the 139,667 shares of our common stock purchased by Comcast SC. The issuance of 100,000 of these shares was covered by a previously filed registration statement and the issuance of the balance of these shares was exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(2) as the issuance did not involve a public offering or general solicitation and Comcast SC is an accredited investor, as defined pursuant to Rule 501(a) thereof.

The aggregate number of shares of common stock deemed repurchased by us in connection with the exercise of these warrants is specified in the table below.

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
November 1, 2004 to November 30, 2004	204,059	$18.55	0	N/A

ITEM 6. Exhibits

31.1	Certification Pursuant to Rule 13a-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification Pursuant to Rule 13a-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, SeaChange International, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: December 15, 2004

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