Form 10-K
period 2005-01-31
SEACHANGE INTERNATIONAL INC
filed 2005-04-15
CIK 1019671

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2005

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

As of July 31, 2004, the aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing price for the registrant’s Common Stock on the Nasdaq National Market on such date was $370,736,598. The number of shares of the registrant’s Common Stock outstanding as of the close of business on April 13, 2005 was 28,240,846.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the definitive Proxy Statement (which is expected to be filed within 120 days after the Company’s fiscal year end) relating to the registrant’s Annual Meeting of Stockholders to be held on or about July 13, 2005 to be filed pursuant to Regulation 14A are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

SeaChange International, Inc. (“SeaChange”, “we” or “us”), a Delaware corporation founded on July 9, 1993, is a leading developer, manufacturer and marketer of digital video storage, management and streaming systems, which automate the distribution of video content, such as movies, television programs, games, and advertising. We sell our products and services worldwide to cable system operators, including Cablevision, Comcast, Cox Communications, ntl, Telewest, Time Warner Cable; telecommunications companies, including Nippon Telephone & Telegraph (NTT), Manitoba Telecom and Verizon; and broadcast television companies, including Ascent Media, Clear Channel Communications, and China Central Television. We believe that our digital video systems enable our customers to differentiate their service offerings to reduce subscriber turnover and access new revenue generating opportunities from subscribers, advertisers and electronic commerce initiatives. Using our systems, we believe our customers can increase their revenues by offering additional services such as video-on-demand, which allows subscribers to watch content at any time with pause, rewind and fast forward features. Our systems also allow our customers to insert targeted advertising segments, known as spot advertising, into their local programming. In addition, our systems enable broadband system operators to offer other interactive television services that allow subscribers to customize and/or dynamically interact with their television viewing experience.

Our digital video systems provide enhanced storage and retrieval capabilities, multichannel content delivery and highly automated information and order processing. These technologies provide a foundation for products that can be deployed in next generation systems capable of increased levels of subscriber interactivity. We have received several awards for technological excellence, including an Emmy Award in 2001 for our patented MediaCluster® technology and an Emmy Award in 2004 for our video-on-demand system.

Our broadband or high-bandwidth network segment includes our IP Video System (formerly referred to as our VOD System) which digitally manages, stores and distributes digital video, allowing cable system operators and telecommunications companies to offer video-on-demand and other interactive television services, including interactive electronic advertising and retrieval of Internet content through the television. Our IP Video System can be deployed in either a residential environment or a hotel environment to deliver a wide variety of video services. Since 2000, we have been selected to supply our video-on-demand system in over 100 domestic and international commercial deployments of video-on-demand systems, including deployments by eight of the top 10 cable system operators in the United States, as well as large cable operators in Asia, Europe and Latin America. At the end of 2004, there were approximately 24.0 million US homes that received digital cable. Over 19.0 million of these homes are estimated to have access to video on demand and some research analysts are forecasting that access to video on demand will grow to over 39.0 million digital cable homes by the end of 2008.

We test and integrate our IP Video System with the digital set top boxes, or hardware devices used to receive and unscramble television signals, made by such manufacturers as Scientific-Atlanta and Motorola, as well as with third-party applications from such manufacturers as Microsoft, Gemstar-TV Guide, Liberate, Orca, and others.

In addition, our broadband business segment includes our SPOT System™, which is a system for the transmission of video content, known as a video insertion system, for the insertion of advertisements and other short-form video into television network streams. Our advertising insertion products are available for both the analog network environment, which has been the way that video signals have been transmitted over the past 50 years, and in the digital network environment, which represents the future way in which video signals will be transmitted that provides the cable operator with a significant increase in available bandwidth, channel capacity and two-way capability. Based on currently available industry sources and our internal data, we believe our SPOT System is the leading analog video insertion system in the United States in the multichannel television market for advertisements and other short-form video. Our system converts analog video forms such as advertisements and news updates to digital video forms, stores the digital video forms in remote or local storage devices known as digital libraries, and inserts them automatically into television network streams. The SPOT System provides high accuracy and high video image quality, and permits geographic and demographic specificity of advertisements. We believe our SPOT System reduces operating costs by automating the management and distribution process. A majority of our customers for these products consist of major cable system operators and telecommunications companies in the United States. To date we have sold SPOT Systems to support over 45,000 channels throughout the world. However, the demand for analog advertisement systems has slowed as cable operators migrate from an analog to digital network environment. We believe that our experiences in the analog advertising insertion market will position us well as the opportunities to deliver interactive and targeted advertisements into a wide variety of digital media platforms develops.

Our broadcast network business segment includes our Broadcast MediaCluster System™, which allows broadcast television companies to directly transmit content, such as commercials and other programming for broadcast television companies, to their viewers through either single, multichannel or satellite based delivery systems. We believe that our Broadcast MediaCluster System will eliminate the need for analog tape libraries and provide broadcasters with the automated storage and playback features that they require. Since 1998, we have installed our Broadcast MediaCluster System at customer locations including network affiliates and multichannel operations in Asia, Europe and the Americas.

Industry Background

Cable System Operators and Telecommunications Companies

The number of cable households has been estimated at 74 million in the United States and approximately 300 million worldwide. Over the last several years, cable system operators have spent billions of dollars to upgrade their networks from analog to digital, yielding a significant increase in available bandwidth, channel capacity and two-way capability. We believe this investment by the cable system operators reflects their commitment to provide video-on-demand, advertising insertion, Internet access and other value added services to their customers, and differentiates cable system operators from competing service providers such as satellite delivery systems.

Additionally, as cable companies market telephony services, telecommunications operators, notably SBC and Verizon in the U.S., have initiated efforts to provide competitive digital television services. We believe their public statements regarding further network investments and other initiatives signal their strategic intentions to provide video-on-demand and other interactive television services. Elsewhere, international telecommunications companies with high-speed network capacity are exploring and launching similar television services.

Video-on-demand services represent a new application for cable system and telecommunications operators. The increased channel capacity provided by the installation of fiber optic cables has provided many broadband system operators, particularly cable operators to date, with the capacity to offer video-on-demand services to residential subscribers. In 2001, cable system operators and telecommunications companies began the deployment of residential video-on-demand capability which allows subscribers to watch video programming at any time with pause, rewind and fast forward capabilities. All of the top ten North American cable system operators have deployed video-on-demand services in one or more major residential markets. The various on-

demand applications offered by cable system operators include movies-on-demand, subscription video-on- demand, such as HBO, as well as news, sports, music video, and other programming. Other applications include games on-demand, time-shifted television and targeted advertising to the viewers with video-on-demand.

In addition, because cable television programming is transmitted over broadband, or high bandwidth, networks, cable system operators have the opportunity to segment and target their programming to viewers in selected geographies. We believe that the ability of cable system operators to target viewers will extend to the individual household level targeting of advertisements in video-on-demand applications, which may help to support the proliferation of video-on-demand content and services.

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

Broadcast Television Companies

Both domestically and internationally, broadcast television companies face a number of new challenges to their business. Digital broadcasting mandates, changing ownership trends, new consumer alternatives and evolving viewership models are creating new dynamics that call for greater efficiencies and business innovation. We believe broadcast television companies are therefore turning away from their tape-based systems with robotic libraries, which are cumbersome and require high levels of maintenance and manual intervention.

Some television broadcasters are using digital bandwidth to originate multiple program streams. As this application further develops, television broadcasters will require more video storage and delivery systems that can effectively manage and deliver these multiple television signals. As a result, we believe that television broadcasters will continue to automate their entire programming and advertising to reduce overall operating costs and improve reliability. In the near future we expect new opportunities for broadcasters and video-on-demand operators to create new business synergies that will likely leverage digital video storage and delivery systems to emerge.

The SeaChange Solution

We are a leading developer, manufacturer and marketer of systems, known as digital video systems as well as operations and applications software that automate the management and distribution of video streams, such as movies, television programming, advertising and other video content types. We market our products and services to cable system operators, telecommunications companies and broadcast television companies. Our solutions are based on the following four core areas of functionality:

•	storage and retrieval of video content to and from digital libraries;

•	automated distribution of video streams between digital libraries by means of local and wide-area data networks;

•	delivery of video streams over single and multiple channels; and

•	management of video sales, scheduling, billing and execution of related business transactions and services.

We use these core areas of functionality to provide solutions to a number of commercial markets and are focused on providing solutions to meet the opportunities demanded by next-generation systems with increased levels of subscriber interactivity. Our systems are designed to provide a consistent set of features and benefits, including:

•	Viewer Targeting. Our digital video products enable broadband system operators, or telecommunications and cable television companies, to efficiently target viewers in specific demographic or geographic groups. We believe this allows operators to capitalize on new revenue-generating opportunities from subscribers and advertisers. Using our IP Video System, broadband operators are able to offer interactive television services to individual residences or hotel rooms and, with our advertising system, operators can better target advertising campaigns.

•	Scalability. Our products are scalable in both video storage and video stream capacity. Our proprietary technology, including our patented single-copy storage system, the MediaClusterTM system, allows a single copy of content to be streamed through all available outputs without the need for duplication of content or re-routing between servers on the system. Our storage technology and distributed architecture results in a highly scalable system that reduces operational complexity and yields storage and bandwidth efficiencies as the amount of available content and the number of subscribers increase. Our products are scalable to the needs of our customers whether operating in a single channel system concentrated in one specific zone or a system with hundreds of channels serving multiple markets and a large number of users within each market.

•	Interoperability. Our products have been designed to be compatible with a wide range of hardware systems and software applications used by broadband system operators to deliver their digital video offerings. These include set top boxes from Motorola, Scientific Atlanta, Sony, Pioneer and Pace, a variety of programming guides including TV Guide, Passport and SARA, billing systems, service delivery systems and interactive application control software. Likewise, our broadcast systems interoperate with a range of systems and applications from such companies as Adobe, Apple, Avid, Harris, Sony, Thomson and others.

•	Automation. Our automated system allows broadband system operators to distribute and manage content without significant human intervention. We believe this automation also allows our customers to minimize operating personnel and equipment requirements resulting in lower ongoing operating costs and opportunities for new services.

•	Reliability. Through the use of our proprietary MediaCluster technology and application software and low-cost standard computer industry components, our products are designed to be fault resilient, with no single point of failure, providing the high reliability required for television and video-on-demand operations.

Strategy

Our objective is to be the leader in the market for the storage, management and distribution of professional quality digital video for the television marketplace. The key elements of our strategy are to:

•	Develop, Maintain and Extend Long-term Customer Relationships. We focus our product development, marketing and direct sales efforts on maintaining and extending long-term customer relationships with cable system operators, telecommunications companies and television broadcasters in the United States and internationally. We have formed important relationships with customers by initially providing solutions such as advertisement and other short-form video insertion, and we have extended these relationships to include video-on-demand systems and other interactive television services, storage systems and streaming systems. We believe that the fundamental shift from broadcast to on-demand applications and the growing emphasis on interactive technologies will continue to present opportunities for us to develop, market and support our solutions to both our existing customer base and to customers in additional markets.

•	Offer Integrated Solutions. Our customers operate complex networks that require the delivery and management of video programming across multiple channels and target zones. We believe that our integrated solutions can provide advantages in cost and implementation for digital video applications while interoperating with existing and emerging third-party equipment and software. To continue to address these needs, we intend to provide and further develop, internally and with our partners, integrated applications and support services for our customers. We believe that providing complete integrated solutions has been a significant factor in our success in the advertising and video-on-demand markets to date.

•	Establish and Maintain Technological Leadership. We believe our competitive position is dependent in large part on the features and performance of our systems. As a result, we focus our research and development efforts on introducing systems with improved hardware and software capabilities. We have been granted patents for our single-copy storage technology and have other patents pending. We have received several awards for technological excellence, including an Emmy Award in 2001 for our patented MediaCluster storage technology and a second Emmy Award in 2004 for our IP Video System (formerly known as our VOD System). As of January 31, 2005, over 40% of our employees were focused on research and product development efforts.

•	Provide Superior Customer Service and Support. Our products operate in customer environments where continuous operation is critical. As a result, we believe that providing a high level of service and support gives us a competitive advantage and is a differentiating factor in developing and maintaining key customer relationships. Our in-depth industry and application knowledge allows us to better understand the service needs of our customers. As of January 31, 2005, over 29% of our employees were dedicated to customer service and support, including project design and implementation, maintenance, installation and training. In addition, using remote diagnostic and communications features embedded in our products, the service organization has the ability to monitor the performance of customer installations and, in most cases, rectify problems remotely. Customers have access to service personnel via 24-hour, seven-day a week telephone support.

Products

SeaChange IP Video System

We have developed and are deploying an IP Video System for sale to cable television companies and telecommunications companies within the broadband segment. Our IP Video System consists of:

•	our MediaCluster video storage servers which reside at various points in a broadband network system and are used to play or stream videos as requested;

•	our Axiom video operations services software to manage and control the system and to support integration with third-party systems and applications;

•	our SPOT advertising systems hardware and software;

•	our time-shifting television application known as Real-Time Record System™, which enables broadcasted programming to be automatically encoded by broadband operators, with complete trick-mode functionality or video cassette recorder-like functionality;

•	interfaces to digital headend modulators, control systems and subscriber management systems.

Our IP Video System currently allows our customers to offer the following interactive services to their subscribers:

•	Video-on-Demand. This interactive service allows residential users and hotel guests to review lists of available movies and/or programming content, order individual movies and/or programs and view them in real-time. Using this service, subscribers gain full control over the video stream, including pause, fast-forward and rewind functions. Billing is typically done through the subscriber’s normal cable bill, and movie choices are refreshed on a regular basis.

•	Subscription Video-on-Demand. This interactive service provides premium channel offerings, such as those offered by HBO, Showtime or Starz, in an on-demand manner, as well as on a scheduled basis. Similar to our video-on-demand interactive service described above, our subscription video-on-demand service allows subscribers to review lists of available premium channel content, order individual programs and watch them at home with full video cassette recorder-like control over the video stream. As in video-on-demand, billing flows through the normal cable bill.

In addition, our IP Video System is designed to support the following interactive services that are currently being developed by broadband system operators:

•	Networked Digital Video Recording. This interactive service provides users with interactive control over broadcasted television programming, enabling viewers to watch sports, news, and other program types with full video cassette recorder and personal video recorder-like (e.g. Tivo) control over the video stream. We enable the provision of this service through our servers and software located in broadband local transmission sites known as headends. We believe the commercial development of this time-shifted interactive service is dependent on the resolution between content owners and broadband operators of issues relating to the manner in which content may be used. We believe this service also has the potential to accommodate new advertising techniques, such as ad replacement or limited fast-forward functionality.

•	Targeted and Interactive Advertising. This interactive service will support interactive advertising, or advertising where the subscriber controls the path and delivery of an advertisement, in a video-on-demand service and in other forms of programming that result in a dedicated communications link between that subscriber’s set top box and the video-on-demand system itself. This service will be competitive with those provided by direct marketing and direct mail firms and may allow purchases over the television, such as one might do with a web browser over the Internet.

•	DVD on-demand. This interactive service brings DVD functionality to video-on-demand applications and provides a common standard for distributing and presenting video content. Our software tools and applications provide the capability to transform DVDs, including their menus and content chapter and options, to video-on-demand applications, which potentially offers movie studios and variety of other video content producers the opportunity to leverage the significant DVD market.

Our customers will deliver these current and anticipated interactive services to their subscribers using both our hardware and software through the following steps:

•	Subscriber Selection. When a subscriber selects from their set top box a video title to view, a message is transmitted from the set top box to our video server system located at the headend of the broadband system.

•	Video Selection Execution. Our video server system receives the video title request and retrieves the selection from the storage disk, which is a compressed digital video file. Our software determines if the title has space for advertising, and if so, retrieves the commercial content files as well. The video files are loaded on the video server, which then executes the files.

•	Transmission to the subscriber. A network management device assesses the best route along the operator’s network to deliver the video selection. The video file is delivered to a modulator, which formats the video file so that it can be delivered across the broadband network. The video file is then delivered back to the customer’s set top box.

•	Subscriber Viewing. The set top box receives the video file and decrypts the signal and delivers it to the television for viewing. The software in the set top box provides the subscriber with the functionality of a traditional video cassette recorder or DVD player, allowing the subscriber to pause, fast-forward and rewind the video file, or to access ancillary chapters and options. Some set top boxes have storage capabilities that enable the subscriber to store the video file for an extended period of time.

•	Billing and Measurement. Content consumption records are kept by our software, and on a regular basis, records of the movies, programs and commercials viewed are exported to appropriate billing and measurement systems.

SeaChange SPOT System

Our family of SPOT Systems automate the complex process of advertisement and other video insertion across multiple channels and geographic zones for cable system operators and telecommunications companies primarily in the broadband segment. Through our embedded proprietary software, our SPOT System allows cable system operators to insert local and regional advertisements and other video streams into the time allocated for these video streams by cable television networks such as CNN, MTV, ESPN, Black Entertainment Television, Discovery Channel and Nickelodeon. Our SPOT System is also capable of inserting advertising into digital cable channels and delivering targeted advertising, as well as advertising with interactive links to content on the IP Video System, as well as to other interactive advertising systems.

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

SeaChange MediaLibrary

The SeaChange MediaLibrary™ is a mass storage system designed for media companies, including studios, television networks, stations and cable and telecommunications (telco) operators. The system utilizes our patented MediaCluster technology and stores any media file, independent of format and compression. This approach separates operators’ application decisions from their storage requirements, enabling all the client systems within a television facility, such as SeaChange’s MediaClient codecs, on-air servers, non-linear editors, archives, and other media tools to share a centralized, fault-resilient online storage resource. The MediaLibrary has been deployed by a number of television operators to date and is sold in both the broadband and broadcast segments.

SeaChange MediaClient

The SeaChange MediaClient is a media device equipped with product-specific video hardware and applications software. Designed for media companies, including studios, television networks, stations and cable and telco operators, to interoperate with other devices within their customers’ enterprise as part of a client/server architecture. Introduced in 2004, the SeaChange MediaClient typically operates as an adjunct to the SeaChange MediaLibrary to support the streaming and storage requirements of digital video applications and is sold in both the broadband and broadcast segments.

We believe that as media companies take advantage of new and various video services, including video-on-demand, Internet video streaming, and High-Definition television, among others, that they will derive greater benefit from the storage of media in a digital format. The MediaLibrary and the MediaClient are designed to support the storage, streaming and conversion of digital media files for a variety of video services.

SeaChange Broadcast MediaCluster System

Our Broadcast MediaCluster System is composed of multiple individual video servers arranged in a cluster acting as one system. This system is designed to provide high-quality digital based video storage and playback for use with automation systems in broadcast television stations. This product is intended to replace on-air tape decks used to store and play back advertising, movies and other programming from video tape cart systems and, in some cases, to replace the cart systems themselves. Our Broadcast MediaCluster System is designed for customers both in larger broadcast television markets, which use station automation systems, and in smaller markets, which use control software included in the system. This product is sold within the broadcast segment.

As with the IP Video System in the broadband segment, our Broadcast MediaCluster System is designed to simultaneously record, encode, store to a disk and play video content using compression and decompression hardware. This product is designed to seamlessly integrate into television broadcasters’ current tape-based operations and meet the high performance requirements of television broadcasters. Our Broadcast MediaCluster System has features that enable the television broadcaster to have end to end functionality and reliability, including one feature that enables broadcasters to schedule its programming for a week of television content.

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

Our customer base is highly concentrated among a limited number of large customers, primarily due to the fact that the cable, movie, broadcast, and telecommunications industries in the United States are dominated by a limited number of large companies. A significant portion of our revenues in any given fiscal period have been derived from substantial orders placed by these large organizations. In the years ended January 31, 2003, 2004 and 2005 total revenues from our five largest customers represented approximately 70%, 73%, and 63%, respectively, of our total revenues. Customers accounting for more than 10% of total revenues consisted of Comcast (33%) and Time Warner (17%) in the year ended January 31, 2003; Comcast (49%) and Cox (11%) in the year ended January 31, 2004; and Comcast (48%) in the year ended January 31, 2005. We expect that we will continue to be dependent upon a limited number of customers for a significant portion of our revenues in future periods. As a result of this customer concentration, our business, financial condition and results of operations could be materially adversely affected by the failure of anticipated orders to materialize and by deferrals or cancellations of orders as a result of changes in customer requirements or new product announcements or introductions. In addition, the concentration of customers may cause variations in revenue, expenses and operating results on a quarterly basis due to seasonality of orders being more pronounced. In addition, in 2002, Comcast merged with AT&T Broadband which reduced the number of cable operators in the United States, and other U.S. cable operators, such as Adelphia, have experienced financial difficulties.

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

Selling and Marketing

We sell and market our products in the United States primarily through a direct sales organization and internationally through direct sales and independent agents and distributors, complemented by a coordinated marketing effort of our corporate marketing group. Direct sales activities in the United States are conducted from our Massachusetts headquarters and seven field offices. We also market certain of our products to systems integrators and value-added resellers. During the year ended January 31, 2003, we entered into a Business Development Agreement with The ON Demand Group Limited (“ODG”), a company incorporated in England and Wales, whereby ODG agreed to exclusively purchase and to market and promote our video-on-demand systems and software worldwide in connection with furnishing video-on-demand services to ODG’s customers, primarily in Europe. As part of this strategic alliance, we invested 1.9 million U.K. pounds Sterling (approximately $3.0 million) in ODG for 717,647 ordinary shares of ODG.

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

Our research and development expenditures totaled approximately $26.1 million, $26.0 million, and $29.4 million for the years ended January 31, 2003, 2004, and 2005 respectively. At January 31, 2005, 214 employees were engaged in research and product development. We believe that the experience of our product development personnel is an important factor in our success. We perform our research and product development activities at our headquarters and in offices in Greenville, New Hampshire, Fort Washington, Pennsylvania, and Shanghai, China.

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

Competition

The markets in which we compete are characterized by intense competition, with a large number of suppliers providing different types of products to different segments of the markets. In new markets for our products, we compete principally based on price. In markets in which we have an established presence, we compete principally on the basis of the breadth of our products’ features and benefits, including the flexibility, scalability, professional quality, ease of use, reliability and cost effectiveness of our products, and our reputation and the depth of our expertise, customer service and support. While we believe that we currently compete favorably overall with respect to these factors and that our ability to provide integrated solutions to manage, store and distribute digital video differentiates us from our competitors, in the future we may not be able to continue to compete successfully with respect to these factors. In the market for long-form video products including video-on-demand, we compete with various companies offering video server platforms such as Concurrent Computer Corp., C-Cor Corporation (formerly nCube Corporation), Broadbus Technologies, Inc. and Arroyo Video Solutions, Inc. In the television broadcast market, we compete against Thomson (formerly Grass Valley Group, Inc.), Omneon Video Networks., Sony Corporation and Leitch Incorporated. In the digital advertisement insertion market, we generally compete only with C-Cor Corporation. We expect the competition in each of these markets to intensify in the future as existing and new competitors with significant market presence and financial resources, including computer hardware and software companies and television equipment manufacturers, may enter these rapidly evolving markets.

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

Proprietary Rights

Our success and our ability to compete is dependent, in part, upon our proprietary rights. We have been granted three U.S. patents for our MediaCluster technology and have filed foreign patent applications for the same technology. We also have been granted two U.S. patents for technology related to the MediaCluster and have other patent applications in process for extensions of our existing technology and for other technologies. In addition, we rely on a combination of contractual rights, trademark laws, trade secrets and copyright laws to establish and protect our proprietary rights in our products. It is possible that in the future not all of these patents will be issued or that, if issued, the validity of these patents would not be upheld. It is also possible that the steps taken by us to protect our intellectual property will be inadequate to prevent misappropriation of our technology or that our competitors will independently develop technologies that are substantially equivalent or superior to our technology. In addition, the laws of some foreign countries in which our products are or may be distributed do not protect our proprietary rights to the same extent as do the laws of the United States. We have been and currently are involved in significant intellectual property litigation, and we may be a party to litigation in the future to enforce our intellectual property rights or as a result of an allegation that we infringe others’ intellectual property. You should refer to Note 13 to our Consolidated Financial Statements included herewith for a more detailed description of intellectual property litigation relating to our MediaCluster technology.

Employees

As of January 31, 2005, we employed 531 persons, including 214 in research and development, 154 in customer service and support, 57 in selling and marketing, 62 in manufacturing and 44 in finance and administration. We believe that our relations with our employees are good.

Geographic Information

Information about our business segments and geographic information are included in Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 4 of the Consolidated Financial Statements.

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

CERTAIN RISK FACTORS THAT MAY AFFECT OUR BUSINESS

Any statements contained in this Form 10-K that do not describe historical facts may constitute forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. These statements relate to future events or our future financial performance and are identified by words such as “may,” “will,” “could,” “should,” “expect,” “plan,” “intend,” “seek,” “anticipate,” “believe,” “estimate,” “potential,” or “continue” or other comparable terms or the negative of those terms. Forward-looking statements in this Form 10-K include certain statements regarding the effect of certain accounting standards on our financial position and results of operations, the effect of certain legal claims against us, projected changes in our revenues, earnings and expenses, exchange rate sensitivity, interest rate sensitivity, liquidity, product introductions, industry changes and general market conditions. Our actual future results may differ significantly from those stated in any forward-looking statements. Any such forward-looking statements contained herein are based on current expectations, but are subject to a number of risks and uncertainties that may cause actual results to differ materially from expectations. Factors that may cause such differences include, but are not limited to, the factors discussed below. Each of these factors, and others, are discussed from time to time in our filings with the SEC.

Our future success is dependent on the continued development of the video-on-demand market and if video-on-demand does not gain broad market acceptance, our business may not continue to grow.

Our revenue growth over the last year has come predominately from sales and services related to our video-on-demand products. However, the video-on-demand market continues to develop as a commercial market and may not gain broad market acceptance. The potential size of the VOD market and the timing of its development are uncertain. The success of this market requires that broadband system operators, particularly the seven largest domestic cable system operators, continue to upgrade their cable networks to support digital two-way transmission service and successfully market video-on-demand and similar services to their cable television subscribers. Some cable system operators are still in the early stages of commercial deployment of video-on-demand service to major residential cable markets and, accordingly, to date our digital video systems have been commercially available only to a limited number of subscribers. If cable system operators fail to make the capital expenditures necessary to upgrade their networks or determine that broad deployment of video-on-demand services is not viable as a business proposition or if our digital video systems cannot support a substantial number of subscribers while maintaining a high level of performance, our revenues will not grow as we have planned.

Because our customer base is highly concentrated among a limited number of large customers, the loss of or reduced demand of these customers could have a material adverse effect on our business, financial condition and results of operations.

Our customer base is highly concentrated among a limited number of large customers, and, therefore, a limited number of customers account for a significant percentage of our revenues in any year. Our five largest customers have accounted for approximately half of our revenues in each of the past five years and our largest customer has represented approximately 50% of our revenues in fiscal 2005 and fiscal 2004. We generally do not have written agreements that require customers to purchase fixed minimum quantities of our products. Our sales to specific customers tend to vary significantly from year to year depending upon these customers’ budgets for capital expenditures and our new product introductions. We believe that a significant amount of our revenues will continue to be derived from a limited number of large customers in the future. The loss of, or reduced demand for products or related services from, any of our major customers could have a material adverse effect on our business, financial condition and results of operations.

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

We have experienced significant variations in the revenue, expenses and operating results from quarter to quarter and these variations are likely to continue. We believe that fluctuations in the number of orders being placed from quarter to quarter are principally attributable to the buying patterns and budgeting cycles of broadband system operators and broadcast companies, the primary buyers of the digital advertising systems and broadcast systems, respectively. We expect that there will continue to be fluctuations in the number and value of orders received. As a result, our results of operations have in the past and likely will, at least in the near future, fluctuate in accordance with this purchasing activity making period-to-period comparisons of our operating results less meaningful. In addition, because these factors are difficult for us to forecast, our business, financial condition and results of operations for one quarter or a series of quarters may be adversely affected and below the expectations of public market analysts and investors, resulting in a decrease in the market price of our common stock.

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

We expect our broadband products to continue to account for a significant portion of our revenues. Accordingly, a decline in demand or average selling prices for our broadband products, whether as a result of new product introductions by others, price competition, technological change, inability to enhance the products in a timely fashion, or otherwise, could have a material adverse effect on our business, financial condition and results of operations. During fiscal 2005, our video-on-demand prices decreased approximately 33% from the prior fiscal year. In addition, we experienced a significant decline in revenues during the fourth quarter of fiscal 2005 as compared to the first three quarters of fiscal 2005. The decline in revenues in the fourth quarter was primarily attributable to a decline in video-on-demand revenues due to unanticipated delays in the order receipt, shipment and acceptance of certain orders.

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

Our success and ability to compete depends upon our ability to protect our proprietary technology that is incorporated into our broadband and broadcast products. We rely on a combination of patent, copyright, trademark and trade secret laws and restrictions on disclosure to protect our intellectual property rights. Although we have several issued patents, we cannot assure that any additional patents will be issued or that the issued patents will not be invalidated. We also enter into confidentiality or license agreements with our employees, consultants and corporate partners, and control access to and distribution of our software, documentation and other proprietary information. Despite these precautions, it may be possible for a third party to copy or otherwise misappropriate and use our products or technology without authorization, particularly in foreign countries where the laws may not protect our proprietary rights as fully as in the United States. We may need to resort to litigation in the future to enforce our intellectual property rights, to protect our trade secrets or to determine the validity and scope of the proprietary rights of others. If competitors are able to use our technology, our ability to compete effectively could be harmed.

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

Although we carry general liability insurance, our insurance may not cover potential claims of this type or may not be adequate to indemnify us for all liability that may be imposed. In addition, any potential intellectual property litigation also could force us to stop selling, incorporating or using the products that use the infringed intellectual property or obtain from the owner of the infringed intellectual property right a license to sell or use the relevant technology, although this license may not be available on reasonable terms, or at all, or redesign those products that use the infringed intellectual property. If we are forced to take any of the foregoing actions, our business may be seriously harmed. You should refer to Note 13 to our Consolidated Financial Statements included herewith for a more detailed description of intellectual property litigation relating to our MediaCluster technology.

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

Certain key components of our products are currently purchased from a sole supplier, including a computer chassis manufactured by JMR Electronics, Inc., another computer chassis manufactured by Enclosure Concepts, Inc., an interface controller video transmission board manufactured by Cyclone Microsystems, Inc., a switch chassis manufactured by Ego Systems, a decoder card manufactured by Vela Research, Inc., an encoder card manufactured by Optibase, Inc. and certain digital video chips from Mellanox. We have in the past experienced quality control problems, where products did not meet specifications or were damaged in shipping, and delays in the receipt of these components. These problems were generally of short duration and did not have a material adverse effect on our business and results of operations. However, we may in the future experience similar types of problems which could be more severe or more prolonged. While we believe that there are alternative suppliers available for these components, we believe that the procurement of these components from alternative suppliers could take up to four months. In addition, these alternative components may not be functionally equivalent or may be unavailable on a timely basis or on similar terms. The inability to obtain sufficient key components as required, or to develop alternative sources if and as required in the future, could result in delays or reductions in product shipments which, in turn, could have a material adverse effect on our business, financial condition and results of operations.

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

International sales have accounted for approximately 12% to 22% of our revenues in each of the past five years. We expect that international sales will account for a significant portion of our business in the future. However, in the future we may be unable to maintain or increase international sales of our products. International sales are subject to a variety of risks, including:

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

The telecommunications and television industries are subject to extensive regulation which may limit the growth of our business, both in the United States and other countries. The growth of our business internationally is dependent in part on deregulation of the telecommunications industry abroad similar to that which has occurred in the United States and the timing and magnitude of which is uncertain. Broadband system operators are subject to extensive government regulation by the Federal Communications Commission and other federal and state regulatory agencies. These regulations could have the effect of limiting capital expenditures by broadband system operators and thus could have a material adverse effect on our business, financial condition and results of operations. The enactment by federal, state or international governments of new laws or regulations, changes in the interpretation of existing regulations or a reversal of the trend toward deregulation in these industries could adversely affect our customers, and thereby materially adversely affect our business, financial condition and results of operations.

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

Our corporate headquarters, which is also our principal administrative, selling, marketing, customer service and support and product development facility, is located in Maynard, Massachusetts. This facility has approximately 105,000 square feet under a lease which expires on March 31, 2005 and an annual base rent of $696,000. The lease on this facility has been renewed for an additional six months, expiring on September 30, 2005, for a rent of $441,000. We own approximately 24,000 square feet of office and manufacturing space in Greenville, New Hampshire. We lease two facilities totaling approximately 13,000 square feet in Greenville, New Hampshire that are used for the development and final assembly of our video servers. We lease approximately 14,000 square feet of office space in Fort Washington, Pennsylvania, that is primarily used for the development of custom software products for companies specializing in digital video and interactive television. We also lease small research and development and/or sales and support offices in Shanghai, China, St. Louis, Missouri, Reno, Nevada, San Jose, California, Valbonne, France, Singapore, and Tokyo, Japan.

ITEM 3.	Legal Proceedings

See Note 12 to our consolidated financial statements included herewith.

ITEM 4.	Submission of Matters To a Vote of Securities Holders

No matters were submitted during the fourth quarter of the fiscal year ended January 31, 2005 to a vote of security holders of the Company through the solicitation of proxies or otherwise.

PART II

ITEM 5.	Market for Registrant’s Common Equity and Related Stockholder Matters

Our common stock is traded on the Nasdaq National Market under the symbol “SEAC”. The following table sets forth the high and low closing sale prices for the Common Stock for the periods indicated, as reported on the Nasdaq National Market.

	High	Low
Three Month Period Ended:
April 30, 2003	$8.49	$6.23
July 31, 2003	11.68	7.65
October 31, 2003	16.57	9.56
January 31, 2004	21.03	12.65
April 30, 2004	21.88	11.26
July 31, 2004	17.49	11.22
October 31, 2004	17.89	13.27
January 31, 2005	19.75	15.40

On April 13, 2005, the last reported sale price of our common stock on the Nasdaq national market was $11.03.

We have not paid any cash dividends on our capital stock since its inception, and do not expect to pay cash dividends on our common stock in the foreseeable future. We currently intend to retain all of our future earnings for use in operation and expansion of the business.

As of April 13, 2005, we had 163 stockholders of record. We believe that the number of beneficial holders of our common stock exceeds 5,000.

ITEM 6.	Selected Financial Data

The following consolidated selected financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes included elsewhere in this annual report. The consolidated statement of operations data for each of the years ended January 31, 2001, 2002, 2003, 2004 and 2005 and the consolidated balance sheet data at January 31, 2001, 2002, 2003, 2004 and 2005 are detailed below. Certain reclassifications have been made to conform the prior year amounts to the current period presentation (see Note 2 to the consolidated financial statements). The results of operations for the fiscal year ended January 31, 2003 includes an $11.1 million charge related to the unfavorable jury verdict in connection with a patent infringement claim and income tax expense of $7.9 million primarily related to a valuation allowance against net deferred tax assets. During the fourth quarter of the year ended January 31, 2001, SeaChange implemented the SEC’s SAB 101 guidelines, retroactive to the beginning of the year. An explanation of the determination of the number of shares used in computing net income (loss) per share is given in the notes to the consolidated financial statements.

	Year ended January 31,
	2001	2002	2003	2004	2005
	(in thousands except per share data)
Consolidated Statement of Operations Data:
Revenues:
Systems	$74,986	$87,569	$103,282	$112,227	$113,764
Services	24,545	29,835	32,344	35,939	43,539

	99,531	117,404	135,626	148,166	157,303

Costs of revenues:
Systems	39,928	49,127	61,599	64,927	60,141
Services	19,861	22,655	23,100	22,647	25,705

	59,789	71,782	84,699	87,574	85,846

Gross profit	39,742	45,622	50,927	60,592	71,457

Operating expenses:
Research and development	20,283	23,359	26,097	26,030	29,424
Selling and marketing	12,472	14,178	15,704	16,653	18,053
General and administrative	7,372	7,358	23,072	10,737	11,656

	40,127	44,895	64,873	53,420	59,133

Income (loss) from operations	(385)	727	(13,946)	7,172	12,324
Interest income (expense), net	(212)	(449)	1,447	1,734	962
Impairment on investment in affiliate	—	—	—	(313)	—

Income (loss) before income taxes, equity income (loss) in earnings of affiliate and cumulative effect of change in accounting principle	(597)	278	(12,499)	8,593	13,286
Income tax expense (benefit)	(690)	(103)	7,925	3,169	3,200
Equity income (loss) in earnings of affiliate	—	—	(6)	137	(148)

Income (loss) before cumulative effect of change in accounting principle	93	381	(20,430)	5,561	9,938
Cumulative effect of change in accounting principle, net of tax of $732	(1,100)	—	—	—	—

Net income (loss)	$(1,007)	$381	$(20,430)	$5,561	$9,938

Earnings (loss) per share before cumulative effect of change in accounting principle:
Basic	$0.00	$0.02	$(0.77)	$0.21	$0.36

Diluted	$0.00	$0.02	$(0.77)	$0.20	$0.34

Earnings (loss) per share:
Basic	$(0.05)	$0.02	$(0.77)	$0.21	$0.36

Diluted	$(0.05)	$0.02	$(0.77)	$0.20	$0.34

Consolidated Balance Sheet Data (as of January 31):
Working capital	$28,819	$134,921	$85,411	$99,164	$126,568
Total assets	88,253	192,977	171,039	182,256	212,305
Deferred revenue	8,435	13,071	11,624	16,437	21,342
Long-term liabilities	3,934	6,363	744	209	—
Total liabilities	42,951	38,851	34,359	36,369	47,300
Total stockholders’ equity	45,302	154,126	136,680	145,887	165,005

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

We are a leading developer, manufacturer and marketer of digital video storage, management and streaming systems, which automate the distribution of video content, such as movies, television programs, games, and advertising.

We have three reportable segments: broadband systems, broadcast systems and services. The broadband systems segment includes products, such as our digital advertising and video-on-demand products that digitally manage, store and distribute digital video for cable system operators and telecommunications companies. The broadcast systems segment includes products for the storage, archival, on-air playback of advertising and other video programming for the broadcast television industry. Our system revenues are comprised of sales of our broadband and broadcast systems. The services segment is comprised of revenue related to software development, installation, training, project management, product maintenance and technical support for all of the above systems, and delivery of movie content services.

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

Our operating results are significantly influenced by a number of factors, including the mix of products sold and services provided, pricing, costs of materials used in our products and the expansion of our operations during the fiscal year. We price our products and services based upon our costs as well as in consideration of the prices of competitive products and services in the marketplace. The costs of our products primarily consist of the costs of components and subassemblies that have generally declined from product introduction to product maturity. As a result of the growth of our business, our operating expenses have historically increased in the areas of research and development, selling and marketing, customer service and support and administration. In the current state of the economy, we currently expect that our broadband and broadcast customers may still have limited capital spending budgets as we believe they are dependent on advertising revenues to fund their capital equipment purchases. Accordingly, we expect our financial results to vary from quarter to quarter and our historical financial results are not necessarily indicative of future performance.

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

In fiscal 2005 our total revenues grew 6% to $157.3 million compared to 9% growth in fiscal 2004. The continued growth in revenues is primarily attributed to the increase in services revenues which grew by 21% to $44 million in fiscal 2005 as compared to 11% growth in fiscal 2004. This sustained services revenue growth is primarily attributed to providing technical support and maintenance services to an ever expanding base of equipment installed at customer sites. Systems revenues increased by 1% to $113.8 million in fiscal 2005 compared to 9% growth in fiscal 2004. The systems revenue growth in fiscal 2005 was primarily attributable to higher revenues from video-on-demand product sales, $86.9 million in fiscal 2005 as compared to $83.3 million in fiscal 2004, and broadcast product sales, $13.7 million in fiscal 2005 as compared to $10.4 million in fiscal 2004. This increase in video-on-demand systems revenues reflects the expanding deployment of residential video-on-demand systems by broadband operators throughout the United States of America and the start of deployments in Europe and Asia. We experienced a significant decline in product revenues during the fourth quarter of fiscal 2005 as compared to the first three quarters of fiscal 2005. The decline in revenues in the fourth quarter was primarily attributable to a decline in video-on-demand revenues due to unanticipated delays in the order receipt, shipment and acceptance of certain orders. We expect video-on-demand systems revenues will increase in fiscal 2006 as compared to fiscal 2005, depending upon customers continued acceptance of these systems in key regional domestic markets and their initial deployment throughout Asia and Europe during fiscal 2006. We expect sales of broadcast systems to increase in fiscal 2006 as compared to fiscal 2005.

Our advertising systems revenues declined by 29% to $13.2 million in fiscal 2005 compared to a decrease of 21% in fiscal 2004 offset the revenues growth in the video-on-demand and broadcast systems revenues. We believe the decrease in advertising systems revenues reflects a decline in demand for analog advertisement systems from cable operators as they migrate from an analog to digital network environment. Also, the decline in advertising systems revenues is attributed to the continued adverse affects from the economic slowdown in the advertising industry. We expect sales for both analog and digital advertising systems to grow modestly in fiscal 2006.

Gross profits increased 4 percentage points to 45% in fiscal 2005 over the same period in fiscal 2004 in comparison to a 3 percentage point increase in fiscal 2004 over the same period in fiscal 2003. Higher revenues and lower manufacturing and material costs per unit primarily contributed to this favorable performance, even though competitive pressures resulted in lower average selling prices per unit in fiscal 2005. In addition, gross margins were favorably impacted by the $1.1 million adjustment to product revenue recorded related to the final agreement with Comcast (See Note 14 to Financial Statements) in connection with the issuance of incentive common stock warrants. Our services gross profit was 41% in fiscal 2005 compared to 37% in fiscal 2004, reflecting higher revenues on a relatively fixed cost structure. We believe that competitive pressures will continue and our ability to maintain gross margins will be dependent upon maintaining current levels of revenues and achieving technological advances that will further reduce material costs of sales.

Our revenue growth and improving gross margin resulted in net income of $9.9 million or $0.34 per diluted share in fiscal 2005 as compared to net income of $5.6 million or $0.20 per diluted share in fiscal 2004. For fiscal 2005 as compared to fiscal 2004, this improvement in operating results, combined with successful working capital management, enabled us to generate $14.9 million of cash from operations. We believe there are significant uncertainties about our ability to be profitable in fiscal 2006. These uncertainties include the timing and magnitude of orders from new customers located primarily outside the United States and a recent decline in orders from our largest customer who has represented approximately 50% of our total revenues in fiscal 2005 and fiscal 2004. In addition, there continues to be pricing pressures from our competitors across all our product lines. Revenues for fiscal year 2006 are also dependent upon the timely introduction and customer acceptance of new products within each of our product families.

Acquisition

In May 2004, we acquired all of the outstanding stock of ZQ Interactive, Ltd., a company incorporated in the British Virgin Islands with its principal office in Shanghai, China, for $2.0 million in cash and a note payable. Accordingly, the financial position and results of operations of ZQ Interactive have been consolidated subsequent to the acquisition date; the impact of this consolidation has not been material to our consolidated financial statements for the periods presented. For discussion of the accounting treatment of the transaction, see Note 6 of the accompanying financial statements.

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

We believe that the accounting policies described below are critical to understanding our business, results of operations and financial condition because they involve significant judgments and estimates used in the preparation of our consolidated financial statements. An accounting policy is deemed to be critical if it requires a judgment or accounting estimate to be made based on assumptions about matters that are highly uncertain, and if different estimates that could have been used, or if changes in the accounting estimates that are reasonably likely to occur periodically, could materially impact our consolidated financial statements. We have discussed the development, selection and application of our critical accounting policies with the audit committee of our board of directors, and our audit committee has reviewed our disclosure relating to our critical accounting policies in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Other significant accounting policies, primarily those with lower levels of uncertainty than those discussed below, are also critical to understanding our consolidated financial statements. The notes to our consolidated financial statements contain additional information related to our accounting policies and should be read in conjunction with this discussion.

Revenue Recognition and Allowance for Doubtful Accounts. The accounting related to revenue recognition is complex and affected by interpretations of the rules and an understanding of industry practices. As a result, revenue recognition accounting rules require us to make significant judgments. In addition, our judgment is required in assessing the probability of collection, which is generally based on evaluation of customer-specific information, historical collection experience and economic market conditions. Revenues from sales of systems and software license arrangements that do not require significant modification or customization of the underlying software are recognized when title and risk of loss have passed to the customer, there is evidence of an arrangement, fees are fixed or determinable and collection of the related receivable is probable. Installation, training, and project management revenue is deferred and recognized as these services are performed. Revenue from product maintenance and technical support is deferred and recognized ratably over the period of the related agreements. Customers are billed for installation, training, project management, training, product maintenance and technical support at the time of the product sale. If a portion of the sales price is not due until installation of the system is complete, that portion of the sales price is deferred until installation is complete. Revenue from movie content services is recognized based on the volume of monthly purchases that are made by hotel guests. Revenue from product development services is recognized based on the efforts expended in relation to the overall expected efforts for the project. Shipping and handling costs and service expenses reimbursed by customers are included in revenue and cost of revenues.

Our transactions frequently involve the sales of systems and software and services under multiple element arrangements. Systems sales always include at least one year of free product maintenance and technical support services. Revenue under multiple element arrangements is allocated to all undelivered elements of the sales arrangement based upon the fair value of those elements. The amounts allocated to project management, training, technical support and maintenance and movie content fees are based upon the price charged when these elements are sold separately and unaccompanied by the other elements. The amount allocated to installation and product management revenue is based upon standard hourly billing rates and the estimated time required to complete the service. The amount allocated to the sale of systems and software reflects the residual method basis. Under this method, the total arrangement value is allocated first to the undelivered elements, based on their fair values, with the remainder being allocated to the delivered elements. Installation, project management, and training services are not essential to the functionality of systems as these services do not alter the equipment’s capabilities, are available from other vendors and the systems are standard products. For multiple element arrangements that include software licenses and services where vendor-specific objective evidence of the fair value does not exist to allocate a portion of the fee to the undelivered element, and the only undelivered element is services, the entire fee under the multiple element arrangement is recognized as services are performed. For transactions in which consideration, including equity instruments, is given to a customer, we account for the value of this consideration as a reduction in revenue in our consolidated statement of operations. We must apply judgment in determining all elements of the arrangement and in determining the fair value for each element.

We recognize revenue for systems and software and services only in those situations where collection from the customer is probable. Our normal payment terms are 50% of the order due upon receipt of a customer purchase order, 25% due upon shipment of the product to the customer and 25% due 45 days after shipment of the product to the customer. Our finance management regularly monitors payments from our customers and assesses any collection issues. We perform on going credit evaluations of our customer’s financial condition but generally do not require collateral. For some of our international customers, we require an irrevocable letter of credit to be issued by the customer before the purchase order is accepted. We maintain allowances for specific doubtful accounts based on estimates of losses resulting from the inability of our customers to make required payments and record these allowances as a charge to general and administrative expenses. We base our estimates on our historical collection and write-off experience, current trends, credit assessments, and other analysis of specific customer situations. While such credit losses have historically been within our expectations and the allowances established, we cannot guarantee that we will continue to experience the same credit loss rates that we have in the past. If the financial condition of our customers were to change, additional allowances may be required or established allowances may be considered unnecessary. For example, in the fiscal year ended January 31, 2003, we increased our accounts receivable reserves by $680,000 as a provision against outstanding amounts owed by Adelphia Communications Corp., which filed for bankruptcy in June 2002. In the fiscal year ended January 31, 2004, we reversed $350,000 of this provision as a result of events that took place during the year related to Adelphia’s announcement of its plan to emerge from bankruptcy and our ability to sell the Adelphia receivables to a third party. Judgment is required in making these determinations and our failure to accurately estimate the losses for doubtful accounts and ensure that payments are received on a timely basis could have a material adverse effect on our business, financial condition and results of operations.

In fiscal 2001, we entered into a video-on-demand purchase agreement and a common stock and warrant purchase agreement with Comcast Corporation (“Comcast”). As part of these agreements, Comcast was issued common stock and earned incentive common stock purchase warrants based on the number of cable subscribers being served by our equipment which had been purchased by Comcast. We determined the fair value of the common stock and the incentive common stock purchase warrants using the Black-Scholes valuation method and amortized this fair value as an offset to gross revenue in proportion to the revenue recognized from the sale of the equipment to Comcast. The assumptions used in this valuation included a weighted average volatility factor, a dividend yield, a risk-free interest rate and an expected warrant term. If management had used another valuation method or different valuation assumptions, the fair value of the common stock and the warrants may have significantly changed, which could have materially impacted our results of operations. During the year ended January 31, 2004, Comcast earned the remaining common stock purchase warrants available under the agreement. In October 2004, we issued Comcast the remaining 433,878 incentive common stock purchase warrants. The original estimate of the value of the warrants was based on management’s determination that Comcast earned the incentive common stock warrants when our VOD equipment was delivered to Comcast and we recorded the revenue. We agreed to revise the number of incentive common stock purchase warrants to be issued at each of the determination dates defined above when we reached a final agreement with Comcast on when the warrants were earned. As a result of the adjustment, we determined that the estimated fair market value of the incentive common stock purchase warrants was lower than the amount previously recorded, which resulted in a $1.1 million reduction in the accrual estimate with an offsetting increase in product revenues in the accompanying statement of operations for the fiscal year ended January 31, 2005.

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

Our manufacturing, finance and operations personnel monitor quarterly the inventories to determine that the carrying value is stated at the lower of cost or net realizable value. We record a provision for net realizable value adjustments, including obsolete inventory, when an impairment is identified through the quarterly management review process. Obsolete inventory, consisting of on-hand components, subassemblies and finished products, is written down to its estimated net realizable value, if less than cost. The obsolescence evaluation is based upon assumptions and estimates about future demand, product mix and possible alternative uses and involves significant judgments. In the fiscal year ended January 31, 2005, we recorded additional inventory reserve provisions of $842,000 primarily related to management’s termination of certain product development initiatives. For inventory that has been written down to its net realizable value, we release the reserve upon sale or disposal of this inventory.

Investments in Affiliates. We consolidate the balance sheets and results of operations of our wholly-owned subsidiaries. We also hold minority investments in the capital stock of certain private companies having product offerings or customer relationships that are strategic to us. These investments in affiliates include equity investments accounted for under the cost method or the equity method of accounting. Under the cost method of accounting, which generally applies to investments that represent less than a 20% ownership interest of the equity shares of the affiliate, the investments are carried at cost in order to determine whether any other than temporary loss should be recorded. Under the equity method of accounting, which generally applies to investments that represent 20% to 50% ownership of the equity securities of the affiliate, our proportionate ownership share of the earnings or losses of the affiliate is included in equity income (loss) in earnings of affiliates in our consolidated statement of operations. We are required to exercise judgment in determining whether an investment is more accurately reflected using the cost or equity method.

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

We evaluate our relationships with our equity and debt investments to determine whether the guidelines of FASB Interpretation (“FIN”) No. 46, “Consolidation of Variable Interest Entities,” as revised under FIN 46R should be applied in our financial statements. FIN No. 46R addresses consolidation by business enterprises of variable interest entities that possess certain characteristics. A variable interest entity (“VIE”) is defined as an entity in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support. The primary beneficiary is required to consolidate the financial position and results of the VIE. With the adoption of FIN 46R in the first quarter of fiscal 2005 and our subsequent assessments of new investments during fiscal 2005, we concluded that FIN46R had no impact on our consolidated financial position, results of operations or cash flows.

Accounting for Acquisitions. We have completed business acquisitions which have resulted in goodwill and other intangible asset balances. Our business strategy contemplates that we may continue to pursue additional acquisitions in the future. Our accounting for acquisitions involves judgments and estimates primarily, but not limited to: the fair values of certain forms of consideration, acquired intangible assets which may involve projections of future revenues and cash flows, tangible acquired assets, assumed liabilities and potential contingencies; and the useful lives of acquired assets. The values we record for goodwill and other intangible assets represent fair values calculated by primarily using a discounted cash flow valuation method. Such valuations depend upon significant estimates and assumptions that are derived from information obtained from the management of the acquired businesses and our business plans for the acquired businesses or intellectual property. These estimates and assumptions used in the initial valuation of goodwill and intangible assets include, but are not limited to: (i) future expected cash flows from product sales, customer contracts and acquired developed technologies and patents, (ii) expected costs to complete any in-process research and development projects and commercialize viable products and estimated cash flows from sales of such products, (iii) the acquired companies’ brand awareness and market position, (iv) assumptions about the period of time over which we will continue to use the acquired products or services, and (v) discount rates. These estimates and assumptions may be incomplete or inaccurate because unanticipated events and circumstances may occur. If estimates and assumptions used to initially value goodwill and intangible assets prove to be inaccurate, ongoing reviews of the carrying values of such goodwill and intangible assets, as discussed below, may indicate impairment which will require us to record an impairment charge in the period in which we identify the impairment. Changes in assumptions and estimates related to acquisitions could have a material impact on our financial position or results of operations.

Valuation of Long-Lived Assets. We review on a regular basis the existence of facts or circumstances, both internal and external, that may suggest an asset is not recoverable—that is, the carrying amount of the asset exceeds the sum of the undiscounted cash flows expected to result from the asset’s use and eventual disposition. Factors we consider important that could trigger the impairment review include:

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

If such circumstances exist, we evaluate the carrying value of long-lived assets to determine if impairment exists based upon estimated undiscounted future cash flows over the remaining useful life of the assets and comparing that value to the carrying value of the assets. If the carrying value of the asset is greater than the estimated future undiscounted cash flows, the asset is written down to its estimated fair value. We determine the estimated fair value of the assets on a projected discounted cash flow method using a discount rate determined by management to be commensurate with the risk inherent in the current business model. In determining expected future cash flows, assets are grouped at the lowest level for which cash flows are identifiable and independent of cash flows from other asset groups. Our cash flow projections contain management’s best estimates, using appropriate and customary assumptions and projections at the time.

Accounting for Income Taxes. We record income taxes using the asset and liability method. Deferred income tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective income tax bases, and operating loss and tax credit carryforwards. We evaluate the weight of all available evidence to determine whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. We are required to establish a valuation allowance if the likelihood of realization of the deferred tax assets is reduced based on an evaluation of objective verifiable evidence. Significant management judgment is required in determining our income tax expense (benefit), our deferred tax assets and liabilities and any valuation allowance recorded against our deferred tax assets. In fiscal 2003, we established a valuation allowance against our deferred tax assets due to indications that they may not be fully realized. The amount of the deferred tax asset considered realizable is subject to change based on future events, including generating sufficient pre-tax income in future periods. As of January 31, 2005, we continued to record a full valuation allowance against our net deferred tax assets primarily due to the uncertainties related to our ability to continue to generate pre-tax income for fiscal 2006 and thereafter. Even though we generated pre-tax income during five of the last six fiscal quarters, we assessed the need for the valuation allowance as of January 31, 2005 based on all available evidence. We believe there are significant uncertainties about our ability to be profitable in fiscal 2006. These uncertainties include the timing and magnitude of orders from new customers located primarily outside the United States and a recent decline in orders from our largest customer who has represented approximately 50% of our total revenues in fiscal 2005 and fiscal 2004. In addition, there continues to be pricing pressures from our competitors across all our product lines. Revenues for fiscal year 2006 are also dependent upon the timely introduction and customer acceptance of new products within each of our product families. We expect to obtain and evaluate additional information available in fiscal 2006 that may provide sufficient evidence for us to conclude that the valuation reserve can be reversed in fiscal 2006. This additional information includes: capital spending plans from U.S. cable operators for calendar 2005 for both advertising and VOD systems, specific capital spending plans from our largest customer, price per stream information for expected VOD purchases which has continued to decline over the past two fiscal years, capital spending plans from new customers in Europe and Asia that we currently expect will become a large portion of our total revenues in fiscal 2006 and by continued requirements to invest in new product development and customer support services of our products world-wide.

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109, Accounting for Income Taxes, and SFAS No. 5, Accounting for Contingencies, we established reserves for tax contingencies that reflect our best estimate of the transactions and deductions that we may be unable to sustain or that we could be willing to concede as part of a broader tax settlement. We are subject to undergoing routine tax examinations by federal and various state and foreign jurisdictions. Tax authorities periodically challenge certain transactions and deductions we reported on our income tax returns. We do not expect the outcome of these examinations, either individually or in the aggregate, to have a material adverse effect on our financial position, results of operations, or cash flows.

Accounting for Contingencies. We are subject to certain claims and litigation including proceedings under government laws and regulations and commercial disputes relating to our operations, including ordinary routine litigation incidental to our business. We review and determine which liabilities, if any arising from these claims and litigations could have a material adverse effect on our consolidated financial position, liquidity or results of operations. We assess the likelihood of any adverse judgments or outcomes as well as potential ranges of probable losses. Loss contingency liabilities are recorded for these contingencies based on careful analysis of each matter with the assistance of outside counsel when it is probable that a liability has been incurred and the amount of the loss is reasonably estimable. These liabilities may change in the future due to new developments relating to each matter or changes in approach such as a change in settlement strategy. In the fiscal year ended January 31, 2003, we recorded charges of $11.1 million associated with an unfavorable jury verdict in connection with the litigation with nCube. We believe that our reserve of $7.7 million at January 31, 2005 related to this litigation is our best estimate of our exposure based on information currently available. We believe that any liability ultimately incurred after pursuing all legal options will not likely exceed this reserve, except for on going legal fees associated with the dispute and additional interest on the awarded damages, which will be charged to operations.

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

Fiscal Year Ended January 31, 2005 Compared to the Fiscal Year Ended January 31, 2004

Systems Revenues. Our systems revenues consist of sales of our broadband and broadcast products. Systems revenues increased 1% from $112.2 million in the fiscal year ended January 31, 2004 to $113.8 million in the fiscal year ended January 31, 2005. Revenues from the broadband segment, which accounted for 69% of total revenues in fiscal 2004 and 64% of total revenues in fiscal 2005 decreased from $101.8 million in fiscal 2004 to $100.0 million in fiscal 2005. Advertising system revenues were $13.2 million for the fiscal year ended January 31, 2005 as compared to $18.5 million for the fiscal year ended January 31, 2004. Video-on-demand systems revenues increased to $86.9 million for the fiscal year ended January 31, 2005 as compared to $83.3 million for the fiscal year ended January 31, 2004. Revenues from video-on-demand systems for the fiscal year ended January 31, 2005 were increased by $1.1 million for the adjustment recorded in connection with the final agreement with Comcast (See Note 14 to Financial Statements) concerning incentive common stock purchase warrants. Revenues from video-on-demand systems for the fiscal year ended January 31, 2004 were reduced by the amortization of $3.8 million, related to the deferred equity discount associated with the Comcast equity investment. The decrease in broadband revenues is primarily attributable a decline in the number of expansion systems purchased by United States cable system operators for advertising insertion offset in part by increased deployment of residential video-on-demand systems in the United States by cable operators. We experienced a significant decline in revenues during the fourth quarter of fiscal 2005 as compared to the first three quarters of fiscal 2005. The decline in revenues in the fourth quarter was primarily attributable to a decline in video-on-demand revenues due to unanticipated delays in the order receipt, shipment and acceptance of certain orders. In addition, during fiscal 2005, our video-on-demand prices decreased approximately 33% from the prior fiscal year. However, the effect on our systems gross profit as a result of this video-on-demand price decrease was offset by a reduction in material costs on certain components and other technological advancements. Broadcast system segment revenues were $10.4 million in the fiscal year ended January 31, 2004 compared to $13.7 million in the fiscal year ended January 31, 2005. The 31% increase in broadcast revenues for the fiscal year ended January 31, 2005 was primarily attributable to capital purchases by broadcast companies in Asia. We expect future revenue growth, if any, to come principally from our broadband and broadcast system products as cable and telecommunications companies continue to offer new applications for their customers and the market for digital video servers within the broadcast industry continues to expand. As revenues from broadcast and interactive television products increase, the advertising products will become a smaller portion of total system revenues. However, we believe that there will be a continuing demand for expansions to existing advertising insertion systems within the United States and increasing demand for advertising insertion systems in an on demand environment as video-on-demand becomes more available to subscribers.

Services Revenues. Our services revenues consist of fees for installation, training, project management, product maintenance, technical support services, product development contracts and movie content fees. Our services revenues increased 21% to $43.5 million in the year ended January 31, 2005 from $35.9 million in the year ended January 31, 2004. This increase in services revenues primarily resulted from the annual renewals of product maintenance and technical support service contracts, price increases on certain technical support and maintenance services and the impact of a growing installed base of systems. Revenues from our wholly-owned subsidiary, Digital Video Arts, increased from $1.5 million in the fiscal year ended January 31, 2004 to $3.0 million in the fiscal year ended January 31, 2005. Revenues from services are expected to continue to grow as the installed base of our products increases and revenues from Digital Video Arts continue to grow due to additional development contracts and new product offerings.

For the years ended January 31, 2004 and January 31, 2005, certain customers each accounted for more than 10% of our total revenues. Single customers each accounted for 49% and 11% of total revenues in the year ended January 31, 2004 and 48% of total revenues in the year ended January 31, 2005. Revenue from these customers was primarily in the broadband segment. We believe that a significant amount of our revenues will continue to be derived from a limited number of customers.

International sales accounted for approximately 13% and 22% of total revenues in the fiscal years ended January 31, 2004 and January 31, 2005, respectively. The increase in international revenues in fiscal 2005 was primarily due to the initial deployments of residential video-on-demand systems in both Europe and Asia. No individual country except the U.S. accounted for more than 10% of total revenue. We expect that international sales will become a more significant portion of our business in the future, especially in the new video-on-demand markets in Europe and Asia during fiscal year 2006. As of January 31, 2005, substantially all sales of our products were made in United States dollars. Therefore, we have not experienced, nor do we expect to experience in the near term, any material impact from fluctuations in foreign currency exchange rates on our results of operations.

Systems Gross Profit. Costs of systems revenues consist primarily of the cost of purchased components and subassemblies, labor and overhead relating to the final assembly and testing of complete systems and related expenses. Costs of systems revenues decreased to $60.1 million in the year ended January 31, 2005 as compared to $64.9 million in the fiscal year ended January 31, 2004. In the fiscal year ended January 31, 2005, the decrease in the costs of systems revenues primarily reflects higher systems revenues within the video-on-demand and broadcast products offset by lower material costs on video-on-demand and advertising products. Our ability to maintain or improve our current gross profit as a percentage of systems revenues will be impacted by competitive price pressures which may result in lower average selling prices in fiscal 2006. Systems gross profit as a percentage of systems revenues was 42% and 47% in the fiscal years ended January 31, 2004 and January 31, 2005, respectively. Gross profit for the broadband segment increased from 43% of revenues for the fiscal year ended January 31, 2004 to 49% of revenues for the fiscal year ended January 31, 2005. The increase in broadband gross profit percentages is primarily due to higher video-on-demand systems revenues and lower material costs on certain components for video-on-demand systems due to technological advances and the adjustment related to the issuance of the incentive common stock purchase warrants to Comcast (See Note 14 to the Financial Statements) offset in part by a decrease in video-on-demand prices of approximately 33%. Gross profit for the broadcast segment was flat for the fiscal years ended January 31, 2004 and 2005, respectively. Systems gross profit for fiscal year 2005 was negatively impacted by the significant decline in systems revenues in the fourth quarter primarily resulting from a decline in video-on-demand revenues due to unanticipated delays in the order receipt, shipment and acceptance of certain orders.

Services Gross Profit. Costs of services revenues consist primarily of labor, materials and overhead relating to the installation, training, product maintenance and technical support and software development services provided by us and costs associated with providing movie content services. Costs of services revenues increased 14% from $22.6 million in the year ended January 31, 2004 to $25.7 million in the year ended January 31, 2005, primarily due to the hiring of additional personnel to support the growing installed base of customers throughout the world. Services gross profit as a percentage of services revenue was 37% in the year ended January 31, 2004 and 41% in the year ended January 31, 2005. The increase in services gross profit was primarily a result of higher revenues on a relatively fixed cost structure. We expect to experience fluctuations in gross profit percentage in the future due to the timing of revenues from product development and technical support and other services to support the growing installed base of systems and the timing of costs associated with our ongoing investment required to continue to expand our service organization to support our installed base of systems and our new products.

Research and Development. Research and development expenses consist primarily of the compensation of development personnel, depreciation of development and test equipment and an allocation of related facilities expenses. Research and development expenses increased from $26.0 million, or 18% of total revenues, in the fiscal year ended January 31, 2004 to $29.4 million, or 19% of total revenues, in the fiscal year ended January 31, 2005 primarily due to the hiring of additional development engineers to support new product initiatives. We expect that research and development expenses will increase approximately 5% to 15% in fiscal year 2006 compared to our results in fiscal year 2005 as we continue our development of new products and enhancements.

Selling and Marketing. Selling and marketing expenses consist primarily of compensation expenses, including sales commissions, travel expenses and certain promotional expenses. Selling and marketing expenses increased 8% from $16.7 million or 11% of total revenues, in the fiscal year ended January 31, 2004 to $18.1 million, or 11% of total revenues, in the fiscal year ended January 31, 2005. This increase is primarily due to increased sales commissions on higher revenues and higher travel costs related to increased direct sales efforts.

General and Administrative. General and administrative expenses consist primarily of the compensation of executive, finance, human resource and administrative personnel, legal and accounting services and an allocation of related facilities expenses. In the fiscal year ended January 31, 2004, general and administrative expenses of $10.7 million, or 7% of total revenues, included the recovery of $350,000 of the $680,000 provision recorded in the fiscal year ended January 31, 2003 for outstanding amounts owed by Adelphia as a result of events that took place during fiscal 2004 related to Adelphia’s announcement of its plan to emerge from bankruptcy and our ability to sell the Adelphia receivables to a third party. General and administrative expenses for the fiscal year ended January 31, 2005 of $11.7 million, or 7% of total revenues, were $919,000 higher than the fiscal year ended January 31, 2004 due to higher accounting and consulting fees associated with the compliance with Sarbanes-Oxley legislation and higher legal costs related to the nCube litigation (See Note 12 to the accompanying financial statements).

Interest Income and Interest Expense. Interest income was $1.9 million in the fiscal year ended January 31, 2004 and $1.0 million in the fiscal year ended January 31, 2005. During the third quarter of fiscal 2005, we recorded a $800,000 reduction to interest income ($519,000, net of taxes) and other comprehensive loss to properly account for the amortization of market premiums and discounts on acquired marketable securities since December 2002. We determined that the impact of the correction was not material to any historical reporting period. Interest expense was $132,000 in the fiscal year ended January 31, 2004 and $42,000 in the fiscal year ended January 31, 2005.

Equity income (loss) in earnings of affiliates. Equity income in earning of affiliates was $137,000 in the fiscal year ended January 31, 2004 and equity loss in earnings of affiliates was $148,000 in the fiscal year-ended January 31, 2005. For the fiscal year ended January 31, 2004 and 2005, the equity income (loss) in earnings of affiliates consists of our proportionate ownership share of the earnings of On Demand Group Limited (“ODG”) under the equity method of accounting.

Income Tax Expense. Our effective tax rate was 36% and 24% for fiscal years ended January 31, 2004 and 2005, respectively. Income tax expense for fiscal year 2005 included a $2.1 million benefit primarily related to the implementation of a tax law change relating to the tax treatment of deferred revenues which resulted in the realization of an associated deferred tax asset and a corresponding valuation allowance release as SeaChange began to follow the same method for both book and tax purposes for recognizing revenue for maintenance service contracts. SeaChange had an effective income tax rate of 40% for the year ended January 31, 2005 before recording the adjustment discussed above. For the year ended January 31, 2004, the effective tax rate was favorably impacted by the utilization of the Company’s remaining federal net operating loss carryforwards. As of January 31, 2005, we continued to record a full valuation allowance against our net deferred tax assets primarily due to the uncertainties related to our ability to continue to generate pre-tax income for fiscal 2006 and thereafter. We will continue to assess the need for the valuation allowance at each balance sheet date based on all available evidence. If we determine that we can continue to generate sufficient future pre-tax income, some portion or all of the valuation allowance would be reversed and a corresponding increase in net income would be recognized

Fiscal Year Ended January 31, 2004 Compared to the Fiscal Year Ended January 31, 2003

Systems Revenues. Systems revenues increased 9% from $103.3 million in the year ended January 31, 2003 to $112.2 million in the year ended January 31, 2004. Revenues from the broadband segment, which accounted for 64% of total revenues in the year ended January 31, 2003 and 69% of total revenues in the year ended January 31, 2004 increased from $86.3 million in fiscal 2003 to $101.8 million in fiscal 2004. Advertising system revenues were $18.5 million for the year ended January 31, 2004 as compared to $23.5 million for the year ended January 31, 2003. Video-on-demand systems revenues increased to $83.3 million for the year ended January 31, 2004 as compared to $62.8 million for the year ended January 31, 2003. Revenues from video-on-demand systems for the years ended January 31, 2004 and 2003 were reduced by the amortization of $3.8 and $1.7 million, respectively, related to the deferred equity discount associated with the Comcast equity investment. The increase in broadband revenues is primarily attributable to the increased deployment of residential video-on-demand systems in the United States by cable operators, offset in part by a decline in the number of expansion systems purchased by United States cable system operators for advertising insertion. Broadcast system segment revenues were $17.0 million in the year ended January 31, 2003 compared to $10.4 million in the year ended January 31, 2004. The 39% decrease in broadcast revenues for the year ended January 31, 2004 was primarily attributable to a decrease in capital expenditures by broadcast companies that we believe reflects declining advertising revenues generated by those companies.

Services Revenues. Our services revenues increased 11% to $35.9 million in the year ended January 31, 2004 from $32.3 million in the year ended January 31, 2003. This increase in services revenues primarily resulted from the annual renewals of technical support and maintenance service contracts, price increases on certain technical support and maintenance services and the impact of a growing installed base of systems. Revenues from our wholly-owned subsidiary, Digital Video Arts, were $771,000 in the year ended January 31, 2003 and $1.5 million in the year ended January 31, 2004.

For the years ended January 31, 2003 and January 31, 2004, certain customers each accounted for more than 10% of our total revenues. Single customers each accounted for 33% and 17% of total revenues in the year ended January 31, 2003 and 49% and 11% of total revenues in the year ended January 31, 2004. Revenue from these customers was primarily in the broadband segment.

International sales accounted for approximately 12% and 13% of total revenues in the years ended January 31, 2003 and January 31, 2004, respectively. No individual country except the U.S. accounted for more than 10% of total revenue. As of January 31, 2004, substantially all sales of our products were made in United States dollars. Therefore, we did not experience any material impact from fluctuations in foreign currency exchange rates on our results of operations.

Systems Gross Profit. Costs of systems revenues increased to $64.9 million in the year ended January 31, 2004 as compared to $61.6 million in the year ended January 31, 2003. In the year ended January 31, 2004, the increase in the costs of systems revenues primarily reflects higher systems revenues within the video-on-demand products. Systems gross profit as a percentage of systems revenues was 40% and 42% in the years ended January 31, 2003 and January 31, 2004, respectively. Gross profit for the broadband segment increased from 40% of revenues for the year ended January 31, 2003 to 43% of revenues for the year ended January 31, 2004. The increase in broadband gross profit percentages was primarily due to higher revenues and lower material costs on certain components due to technological advances offset in part by the amortization related to the deferred equity discount associated with the Comcast equity investment and the $1.3 million inventory reserve provision related to the termination of certain product development initiatives. Gross profit for the broadcast segment decreased from 41% to 34% for the years ended January 31, 2003 and 2004, respectively. The decrease in the broadcast gross profit percentage is primarily due to lower revenues and increased pricing pressures from competitors.

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

Research and Development. Research and development expenses remained relatively flat at $26.1 million, or 19% of total revenues, in the year ended January 31, 2003 compared to $26.0 million, or 18% of total revenues, in the year ended January 31, 2004.

Selling and Marketing. Selling and marketing expenses increased 6.0% from $15.7 million or 12% of total revenues, in the year ended January 31, 2003 to $16.7 million, or 11% of total revenues, in the year ended January 31, 2004. This increase is primarily due to increased sales commissions on higher revenues and higher travel costs related to increased direct sales efforts.

General and Administrative. In the year ended January 31, 2003, general and administrative expenses of $23.1 million, or 17% of total revenues, included the $11.1 million provision for litigation and related expenses resulting from the nCube jury verdict (see note 13 to the accompanying financial statements). General and administrative expenses for the year ended January 31, 2004 of $10.7 million, or 7% of total revenues, were $12.4 million lower than the year ended January 31, 2003 primarily due to the provision from the nCube jury verdict in fiscal 2003 and lower legal costs associated with this patent infringement litigation in the year ended January 31, 2004. In addition, in the year ended January 31, 2004, we reversed $350,000 of the $680,000 provision recorded in the year ended January 31, 2003 for outstanding amounts owed by Adelphia as a result of events that took place during fiscal 2004 related to Adelphia’s announcement of its plan to emerge from bankruptcy and our ability to sell the Adelphia receivables to a third party.

Interest Income and Interest Expense. Interest income was approximately $1.6 million in the year ended January 31, 2003 and $1.9 million in the year ended January 31, 2004. The increase in interest income primarily reflects higher average invested cash balances throughout the year and higher interest rates earned on the invested cash balance. Interest expense was approximately $154,000 in the year ended January 31, 2003 and $132,000 in the fiscal year ended January 31, 2004.

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

Income Tax Expense. Our effective tax rate was 63% and 36% for the years ended January 31, 2003 and 2004, respectively. During the year ended January 31, 2003, we determined that our deferred tax assets would not be realizable for financial reporting purposes as a result of the cumulative pre-tax book losses recorded over the previous fiscal years and the significant loss incurred in fiscal 2003 mainly as a result of the charge to operations recorded in the first quarter of fiscal 2003 related to the unfavorable jury verdict in the nCube litigation (see note 12 to the accompanying financial statements). During the year ended January 31, 2003, we recorded income tax expense of $7.4 million as a valuation allowance against all deferred tax assets as of that date. Through January 31, 2004, we have recorded a full valuation allowance against our net deferred tax assets due to the uncertainty of their realization as a result of cumulative historical pre-tax losses.

Quarterly Results of Operations (unaudited)

The following table presents unaudited financial information for the quarterly periods in the years ended January 31, 2004 and January 31, 2005. The results for any quarter are not necessarily indicative of future quarterly results, and we believe that period-to-period comparisons should not be relied upon as an indication of future performance. Certain reclassifications have been made to conform the prior period amounts to the current year presentation.

	Three months ended
	April 30, 2003	July 31, 2003	October 31, 2003	January 31, 2004	April 30, 2004	July 31, 2004	October 31, 2004	January 31, 2005
	(in thousands, except per share amounts)
Revenue	$34,774	$36,347	$38,157	$38,888	$41,639	$43,027	$42,597	$30,040
Gross profit	13,719	14,849	15,334	16,690	18,786	19,780	20,905	11,986
Operating expenses	13,247	13,518	13,476	13,179	13,933	14,218	15,207	15,775
Net income (loss)	562	942	1,464	2,593	3,207	3,344	5,549	(2,162)
Earnings (loss) per share—Basic	0.02	0.04	0.05	0.10	0.12	0.12	0.20	(0.08)
Earnings (loss) per share—Diluted	0.02	0.03	0.05	0.09	0.11	0.12	0.19	(0.08)

We have recently experienced significant variations in revenues, expenses and operating results from quarter to quarter and such variations are likely to continue. A significant portion of our revenues have been generated from a limited number of customers, and it is difficult to predict the timing of future orders and shipments to these and other customers. Customers can cancel or reschedule shipments, and development or production difficulties could delay shipments. During the quarterly periods outlined above, we experienced variations in our revenues from quarter to quarter primarily related to the significant growth of our video-on-demand products in the broadband segment, the fluctuations in our revenues from broadcast systems from quarter to quarter and the decline in revenues from our advertising products. We experienced a significant decline in revenues during the fourth quarter of fiscal 2005 as compared to the first three quarters of fiscal 2005. The decline in revenues in the fourth quarter was primarily attributable to a decline in video-on-demand revenues due to unanticipated delays in the order receipt, shipment and acceptance of certain orders. This fourth quarter decline in systems revenue resulted in lower gross margins for the quarter and net income as compared to the prior three quarters of fiscal 2005.

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

Liquidity and Capital Resources

We have financed our operations and capital expenditures primarily with the proceeds from sales of our common stock, borrowings and cash flows generated from operations. Cash and cash equivalents increased $12.1 million from $81.5 million at January 31, 2004 to $93.6 million at January 31, 2005 largely due to cash provided by operating activities. Working capital increased from $99.2 million at January 31, 2004 to $126.6 million at January 31, 2005.

Net cash provided from operating activities for the fiscal years ended January 31, 2004 and 2005 was approximately $23.2 million and $14.9 million, respectively. The net cash provided by operating activities in the fiscal year ended January 31, 2005 was the result of net income of $9.9 million adjusted for non-cash expenses including depreciation and amortization of $7.3 million and the changes in certain operating assets and liabilities. The significant changes in assets and liabilities that provided cash from operations included an increase in deferred revenue of $4.9 million and an increase in accounts payable of $8.3 million. These items that generated cash from operations were offset by an increase in accounts receivable of $8.5 million, an increase inventories of $3.6 million and an increase in income taxes receivable of $4.1 million. We expect that the video-on-demand products within the broadband segment will continue to require a significant amount of cash to fund future product development and demonstration equipment and to meet higher forecasted revenue levels.

Net cash used in investing activities was $4.6 million for the year ended January 31, 2004 and $8.4 million for the year ended January 31, 2005. Investment activity for fiscal 2005 consisted primarily of purchases of marketable securities of $9.6 million, an investment in an affiliated company of $1.0 million, a loan to an affiliate for $750,000, an acquisition of a business of $1.1 million and capital expenditures of $3.9 million, offset by sales of marketable securities of $9.0 million. During the fourth quarter of fiscal 2005, we concluded that it was appropriate to classify investments in auction rate securities as investments in marketable securities. Accordingly, the classification of these securities has been revised to report these securities as short-term investments in a separate line item on the Consolidated Balance Sheet as of January 31, 2003, 2004 and 2005. We also made corresponding adjustments to the Consolidated Statement of Cash Flows for the fiscal years ended January 31, 2004 and January 31, 2005, to reflect the gross purchases and sales of these securities as investing activities rather than as a component of cash and cash equivalents

Net cash provided by financing activities was $2.2 million for the year ended January 31, 2004 compared to $5.5 million for the year ended January 31, 2005. In fiscal 2005, the cash provided by financing activities included approximately $5.9 million in proceeds from the issuance of common stock in connection with stock option exercises and the employee stock purchase plan, partially offset by repayments of capital lease obligations of $399,000.

In fiscal 2002, we entered into a $10.0 million revolving line of credit with Citizens Bank (a subsidiary of the The Royal Bank of Scotland Group plc) that expired in the third quarter of fiscal 2004. In the fourth quarter of fiscal 2004, we renewed the revolving line of credit with Citizens Bank for a two year period and increased the committed amount from $10.0 million to $15.0 million. Loans made under this revolving line of credit bear interest at a rate per annum equal to the bank’s prime rate which was 5.25% on January 31, 2005. Borrowings under this line of credit are collateralized by substantially all of our assets. The loan agreement requires that we provide Citizens Bank with certain periodic financial reports and comply with certain financial ratios including a minimum level of earnings before interest, taxes and depreciation and amortization on a trailing twelve month basis, when amounts are outstanding under the loan agreement. As of January 31, 2005, we were in compliance with the financial covenants. There are currently no amounts outstanding under the revolving line of credit.

In fiscal 2001, we entered into an agreement with Bank of New Hampshire to finance $1.2 million of the construction costs related to the purchase and renovation of a manufacturing mill in New Hampshire that we previously purchased in February 2000. Upon occupancy of the building in November 2000, the loan converted into two promissory notes whereby we paid principal and interest based upon a fixed interest rate of 8.875% per annum over a five and ten year period. Borrowings under the loan were secured by the land and buildings of the renovated mill. The loan agreement required that we provide the bank with certain periodic financial reports and comply with certain annual financial ratios on an annual basis. In the third quarter of fiscal 2004, we repaid the remaining $800,000 outstanding principal and interest under the loan.

In fiscal 2003, we entered into a Subscription and Shareholders Agreement (the “Subscription Agreement”) with ODG, a company incorporated in England and Wales that provides video-on-demand services in Europe. Pursuant to the Subscription Agreement, we invested 1.5 million U.K. pounds Sterling (approximately $2.4 million) in exchange for 600,000 ordinary shares of ODG representing approximately 23% of the total outstanding capital stock of ODG on that date. As part of the Subscription Agreement, we had committed to purchase additional ordinary shares and preference shares of ODG from ODG and certain of its existing shareholders under certain conditions in the Agreement. We also entered into a Business Development Agreement with ODG for a minimum of five years whereby ODG agreed to exclusively purchase and to market and promote our video-on-demand systems and software worldwide in connection with furnishing video-on-demand services to ODG’s customers.

In the third quarter of fiscal 2004, we and ODG amended the Subscription Agreement to terminate our commitment to purchase additional ordinary and preference shares from ODG and certain of its existing shareholders. As part of the amended Subscription Agreement, we have committed to loan ODG up to 5.5 million U.K. pounds Sterling (approximately $10.5 million) payable in tranches of 500,000 U.K. pounds Sterling or multiples thereof. ODG’s ability to draw-down the loan is subject to certain conditions including ODG’s execution of a carriage agreement with a cable operator prior to December 31, 2004 and its achievement of certain financial targets. Any outstanding loan amounts would mature five years from the date of the first draw-down and interest is payable quarterly at the rate of 8.1% per annum. In the fourth quarter of fiscal 2005, our loan commitment to ODG was terminated.

In December 2003, we purchased 117,647 common shares of ODG from its principal owners for 400,000 U.K. pounds Sterling (approximately $692,000).

In January 2005, we executed a Secured Loan Agreement with Casa Systems, Inc. (“Casa”), a Massachusetts development stage company that specializes in VOD products within the telecommunications and television markets. The total loan commitment is $1.9 million to be drawn-down in various installments. The loan is to be paid-back in quarterly installments of principal plus 6 1/4% interest per annum, beginning with the first quarter ending March 31, 2006. The outstanding loan amount is secured by all of the assets of Casa. As of January 31, 2005, $750,000 of the loan commitment amount was outstanding and is included in other assets in the accompanying consolidated financial statements.

In January 2005, we entered into a Stock Purchase Agreement with Minerva Networks, Inc. (“Minerva”), a California based company specializing in software products for the telecommunications and television markets. As part of Minerva’s Series H preferred financing, we invested $1.0 million for 1.3 million shares of preferred stock of Minerva representing 2.5% of the total capital stock of Minerva. The preferred shares are convertible to 1.3 million shares of common stock under certain conditions as defined in the Stock Purchase Agreement. We account for this investment under the cost method of accounting.

At the time of the investment in Minerva, we entered into a Software License Agreement with Minerva in which we agreed to purchase from Minerva a license for its iTV manager Software and related source code for $3.8 million. The payment for the license and source code is conditional upon the acceptance of the software by us which is expected to be completed in the first quarter of fiscal 2006. We will capitalize the purchase of the license and source code and will amortize the amount over the expected life of the software license and source code starting with the first shipment of the product to a customer.

In February 2005, we entered into a Stock Purchase Agreement with InSite One, Inc. (“InSite”), an off-site medical imaging and data services company. As part of the agreement, we invested $2.0 million for 5.9 million shares of 8% cumulative convertible preferred stock of InSite representing approximately 11% of the total capital stock of the InSite. The preferred shares are convertible to common stock based upon defined conversion factors subject to adjustment as defined in the agreement. In conjunction with the Stock Purchase Agreement, we and InSite entered into a Master Purchase Agreement in which InSite agreed to purchase our video-on-demand products and services under the terms and conditions defined in the agreement.

The following table reflects our current and contingent contractual obligations to make potential future payments (in thousands):

	Payment due by period
($000’s)	Total	Less than one year	One to three years	Three to five years	More than Five years
Non-cancelable lease obligations	$2,409	1,452	957	—	—
Purchase obligations	$7,631	7,631	—	—	—
Acquisition and investment commitments	$4,750	4,250	500	—	—

Total	$14,790	13,333	1,457	—	—

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

We believe that existing funds combined with available borrowings under the revolving line of credit and cash provided by future operating activities are adequate to satisfy our working capital, potential acquisitions and capital expenditure requirements and other contractual obligations for the foreseeable future, including at least the next 24 months.

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

In November 2004, the FASB issued FASB Statement No. 151, “Inventory Costs—an Amendment of ARB No. 43, Chapter 4” (“FAS 151”). FAS 151 amends ARB 43, Chapter 4, to clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges. In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of this Statement are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Our adoption of the provisions of FAS 151 is not expected to have a material impact on our financial position or results of operations.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”). SFAS 123 (R) replaces SFAS 123, “Accounting for Stock-Based Compensation”, and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”. SFAS 123(R) requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. The provisions of this Statement are effective for the first annual reporting period that begins after June 15, 2005. We are currently evaluating the method of adoption and the impact of SFAS 123(R) on our financial position and results of operations. We are required to adopt SFAS 123(R) in the first quarter of fiscal 2007. The pro forma disclosures previously permitted under SFAS 123 will no longer be an alternative to financial statement recognition. See Note 2 in the Notes to Consolidated Financial Statements for the pro forma net income and net income per share amounts for fiscal years 2003 through 2005, as if we had used a fair value based method under SFAS 123, which is similar to the methods required under SFAS 123(R) to measure compensation expense for employee stock incentive awards.

In December 2004, the FASB issued FASB Staff Position, or FSP, No. 109-1, Application of FASB Statement No. 109, “Accounting for Income Taxes”, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004. FSP No. 109-1 states that the impact of the tax deduction on qualified production activities provided by the AJCA should be accounted for as a special deduction rather than a statutory rate reduction. We are currently in the process of evaluating whether or not, and to what extent, if any, this provision may benefit us as well as the financial impact of this provision, if any.

In December 2004, the FASB issued FSP No. 109-2, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004 (“FAS 109-2”). The AJCA introduces a limited time 85% dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer (repatriation provision), provided certain criteria are met. FAS 109-2 provides accounting and disclosure guidance for the repatriation provision. Although FAS No. 109-2 was effective immediately, we do not expect to be able to complete our evaluation of the repatriation provision until after Congress or the Treasury Department provides additional clarifying language on key elements of the provision. In January 2005, the Treasury Department began to issue the first series of clarifying documents related to this provision. We are currently in the process of evaluating whether or not, and to what extent, if any, this provision may benefit us as well as the financial impact of this provision, if any.

In December 2004, the FASB issued SFAS No. 153, Exchange of Nonmonetary Assets, an Amendment of APB Opinion No. 29, “Accounting for Nonmonetary Transactions.” SFAS No. 153 is based on the principle that exchange of nonmonetary assets should be measured based on the fair market value of the assets exchanged. SFAS No. 153 eliminates the exception of nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. SFAS 153 is effective for nonmonetary asset exchanges in fiscal periods beginning after June 15, 2005. We are currently evaluating the provisions of SFAS No. 153 and do not believe that the adoption of SFAS No. 153 will have a material impact on our financial condition, results of operations and liquidity.

ITEM 7A.	Quantitative and Qualitative Disclosures About Market Risk

We face exposure to financial market risks, including adverse movements in foreign currency exchange rates and changes in interest rates. These exposures may change over time as business practices evolve and could have a material adverse impact on our financial results. Our primary exposure has been related to local currency revenue, as most of our revenues are in U.S. dollars, and operating expenses in Europe and Asia. Historically, we have not hedged specific currency exposures as gains and losses on foreign currency transactions have not been material to date. At January 31, 2004 and January 31, 2005, we had $0 outstanding related to variable rate U.S. dollar denominated debt. As there were no amounts outstanding at January 31, 2004 and 2005 related to variable rate debt, there was no interest rate exposure.

The carrying amounts reflected in the consolidated balance sheet of cash and cash equivalents, trade receivables and trade payables approximate fair value at January 31, 2005 due to the short maturities of these instruments.

We maintain investment portfolio holdings of various issuers, types, and maturities. Our cash and marketable securities include cash equivalents, which we consider to be investments purchased with original maturities of three months or less. Given the short maturities and investment grade quality of the portfolio holdings at January 31, 2005, a sharp rise in interest rates should not have a material adverse impact on the fair value of our investment portfolio. As a result, we do not currently hedge these market risk exposures. At January 31, 2005, we had $26.1 million in short-term marketable securities and $14.3 million in long-term marketable securities.

ITEM 8.	Financial Statements and Supplementary Data

The Company’s Financial Statements and Schedules, together with the independent registered public accounting firm report thereon, appear at pages F-1 through F-31, and S-1, respectively, of this Form 10-K. The supplementary financial information required by Item 302 of Regulation S-K is included in this Annual Report under Item 7.

ITEM 9.	Changes in and Disagreements with Accountants and Financial Disclosure

None.

ITEM 9A.	Controls and Procedures

(A)	Evaluation of Disclosure Controls and Procedures

We evaluated the effectiveness of our disclosure controls and procedures, as defined in the Securities Exchange Act of 1934, as amended (the “Exchange Act”) Rule 13a-15(e), as of the end of the period covered by this annual report on Form 10-K. William C. Styslinger, III, our Chief Executive Officer, and William L. Fiedler, our Chief Financial Officer, participated in this evaluation. Based upon that evaluation, Messrs. Styslinger and Fiedler concluded that our disclosure controls and procedures were effective as of the end of the period covered by the report.

(B)	Report of Management on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control system was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of our internal control over financial reporting as of January 31, 2005. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on our assessment, management concluded that, as of January 31, 2005, our internal control over financial reporting was effective based on those criteria.

Our management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of January 31, 2005 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

(C)	Attestation Report of the Registered Public Accounting Firm

See Report on Page 46.

(D)	Changes in Internal Controls over Financial Reporting

As a result of the evaluation completed by management, and in which Messrs. Styslinger and Fiedler participated, we have concluded that there were no changes during the fiscal quarter ended January 31, 2005 in our internal controls over financial reporting, which have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART III

ITEM 10.	Directors and Executive Officers of the Registrant

Information concerning the directors of SeaChange is hereby incorporated by reference from the information contained under the heading “Election of Directors” in SeaChange’s definitive proxy statement related to SeaChange’s Annual Meeting of Stockholders to be held on or about July 13, 2005 which will be filed with the Commission within 120 days after the close of the fiscal year (the “Definitive Proxy Statement”).

Certain information concerning directors and executive officers of SeaChange is hereby incorporated by reference to the information contained under the headings “Occupations of Directors and Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our Definitive Proxy Statement.

ITEM 11.	Executive Compensation

Information concerning executive compensation is hereby incorporated by reference to the information contained under the headings “Compensation and Other Information Concerning Directors and Officers”, “Compensation of Directors”, “Compensation and Option Committee Report”, “Stock Performance Graph”, “Compensation Committee Interlocks and Insider Participation” and “Options and Stock Plans” in the Definitive Proxy Statement.

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

Information concerning Principal accountant fees and services is hereby incorporated by reference to the information contained under the heading “Independent Registered Public Accounting Firm” in the Definitive Proxy Statement.

PART IV

ITEM 15.	Exhibits and Financial Statement Schedules.

(a)(1) INDEX TO THE CONSOLIDATED FINANCIAL STATEMENTS

The following Consolidated Financial Statements of the Registrant are filed as part of this report:

(a)(2) INDEX TO FINANCIAL STATEMENT SCHEDULE

The following Financial Statement Schedule of the Registrant is filed as part of this report:

Page
Schedule II—Valuation and Qualifying Accounts and Reserves	S-1

Schedules not listed above have been omitted because the information requested to be set forth therein is not applicable or is shown in the accompanying Consolidated Financial Statements or notes thereto.

(a)(3) INDEX TO EXHIBITS

See attached Exhibit Index of this Annual Report on Form 10-K.

(b) EXHIBITS

The Company hereby files as part of this Form 10-K the Exhibits listed in Item 15 (a) (3) above. Exhibits which are incorporated herein by reference can be inspected and copied at the public reference facilities maintained by the Securities and Exchange Commission (the “Commission”), 450 Fifth Street, Room 1024, N.W., Washington, D.C. 20549. Copies of such material can also be obtained from the Public Reference Section of the Commission, 450 Fifth Street, N.W., Washington, D.C. 20549, at prescribed rates.

(c) FINANCIAL STATEMENT SCHEDULES

The Company hereby files as part of this Form 10-K the consolidated financial statements schedule listed in Item 15 (a) (2) above, which is attached hereto.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, SeaChange International, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 15, 2005

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

Signature	Title(s)	Date

/s/ WILLIAM C. STYSLINGER, III William C. Styslinger, III	President, Chief Executive Officer, Chairman of the Board and Director (Principal Executive Officer)	April 15, 2005

/s/ WILLIAM L. FIEDLER William L. Fiedler	Senior Vice President, Finance and Administration, Chief Financial Officer, Secretary and Treasurer (Principal Financial and Accounting Officer)	April 15, 2005

/s/ MARTIN R. HOFFMANN Martin R. Hoffmann	Director	April 15, 2005

/s/ CARMINE VONA Carmine Vona	Director	April 15, 2005

/s/ THOMAS F. OLSON Thomas F. Olson	Director	April 15, 2005

/s/ MARY PALERMO COTTON Mary Palermo Cotton	Director	April 15, 2005

EXHIBIT INDEX

Exhibit No.	Description
3.1	—	Amended and Restated Certificate of Incorporation of the Company (filed as Exhibit 3.3 to the Company’s Registration Statement on Form S-1 previously filed on November 4, 1996 with the Commission (File No. 333-12233) and incorporated herein by reference).
3.2	—	Certificate of Amendment, filed May 25, 2000 with the Secretary of State in the State of Delaware, to the Amended and Restated Certificate of Incorporation of the Company (filed as Exhibit 4.1 to the Company’s Quarterly Report on 10-Q previously filed on December 15, 2000 with the Commission (Filed No. 000-21393) and incorporated herein by reference).
3.3	—	Amended and Restated By-laws of the Company (filed as Exhibit 3.5 to the Company’s Registration Statement on Form S-1 previously filed on November 4, 1996 with the Commission (File No. 333-12233) and incorporated herein by reference).
4.1	—	Specimen certificate representing the Common Stock (filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-1 previously filed on November 4, 1996 with the Commission (File No. 333-12233) and incorporated herein by reference).
4.2	—	Amended and Restated Certificate of Incorporation of the Company (filed as Exhibit 3.3 to the Company’s Registration Statement on Form S-1 previously filed on November 4, 1996 with the Commission (File No. 333-12233) and incorporated herein by reference).
4.3	—	Certificate of Amendment, filed May 25, 2000 with the Secretary of State in the State of Delaware, to the Amended and Restated Certificate of Incorporation of the Company (filed as Exhibit 4.2 to the Company’s registration statement on Form S-3 previously filed on December 6, 2000 with the Commission (Filed No. 333-51386) and incorporated herein by reference).
10.1	—	Amended and Restated 1995 Stock Option Plan (filed as Annex B to the Company’s Proxy Statement on Form 14a previously filed on May 31, 2001 with the Commission (File No. 000-21393) and incorporated herein by reference).
10.2	—	Form of Incentive Stock Option Agreement pursuant to SeaChange’s Amended and Restated 1995 Stock Option Plan (filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on October 6, 2004 with the Commission (File No. 000-21393) and incorporated herein by reference).
10.3	—	Form of Non-Qualified Stock Option Agreement pursuant to SeaChange’s Amended and Restated 1995 Stock Option Plan (filed as Exhibit 99.2 to the Company’s Current Report on Form 8-K filed on October 6, 2004 with the Commission (File No. 000-21393) and incorporated herein by reference).
10.4	—	1996 Non-Employee Director Stock Option Plan (filed as Exhibit 10.2 to the Company’s Registration Statement on Form S-1 previously filed on November 4, 1996 with the Commission (File No. 333-12233) and incorporated herein by reference).
10.5	—	Second Amended and Restated 1996 Employee Stock Purchase Plan of the Company (filed as Exhibit 10.3 to the Company’s Registration Statement on Form S-1 previously filed on March 1, 2001 with the Commission (File No. 333-56410) and incorporated herein by reference).
10.6	—	Loan and Security Agreement, dated as of October 22, 2001, by and between Citizens Bank of Massachusetts and the Company (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q previously filed on December 13, 2001 with the Commission (File No. 000-21393) and incorporated herein by reference).
10.7	—	Amendment No. 1, dated as of June 14, 2002, by and between the Company and Citizen’s Bank of Massachusetts, to that certain Loan and Security Agreement, dated as of October 22, 2001, by and between the Company and Citizen’s Bank of Massachusetts (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q previously filed on September 13, 2002 with the Commission (File No. 000-21393) and incorporated herein by reference).
10.8	—	Amendment No. 2, dated as of April 21, 2003, between the Company and Citizen’s Bank of Massachusetts, to that certain Loan and Security Agreement, dated as of October 22, 2001 by and between the Company and Citizen’s Bank of Massachusetts (filed as Exhibit 10.7 to the Company’s Annual Report on Form 10-K previously filed on May 1, 2003 with the Commission (File No. 000-21393) and incorporated herein by reference).
10.9	—	Amendment No. 3, dated as of December 1, 2003, between the Company and Citizens Bank of Massachusetts, to that certain Loan and Security Agreement, dated as of October 22, 2001 by and between the Company and Citizens Bank of Massachusetts (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on December 15, 2003 with the Commission (File No. 000-21393) and incorporated herein by reference).

Exhibit No.	Description
10.10**	—	Video-on-Demand Purchase Agreement, dated as of December 1, 2000, by and between the Company and Comcast Cable Communications of Pennsylvania, Inc. (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on December 15, 2000 with the Commission (File No. 000-21393) and incorporated herein by reference).
10.11	—	Stock Purchase Agreement, dated as of February 28, 2001, by and between the Company and Comcast SC Investment, Inc. (filed as Exhibit 10.15 to the Company’s Registration Statement on Form S-1 previously filed on March 1, 2001 with the Commission (File No. 333-56410) and incorporated herein by reference).
10.12	—	License Agreement dated May 30, 1996 between Summit Software Systems, Inc. and the Company (filed as Exhibit 10.7 to the Company’s Registration Statement on Form S-1 previously filed on November 4, 1996 with the Commission (File No. 333-12233) and incorporated herein by reference).
10.13	—	Lease Agreement dated May 28, 1998 between Robert Quirk, Trustee of Maynard Industrial Properties Associates Trust and the Company (filed as Exhibit 10.3 to the Company’s Annual Report on Form 10-K previously filed on March 24, 1999 with the Commission (File No. 000-21393) and incorporated herein by reference).
10.14	—	Articles of Association of ON Demand Group Limited, as adopted by special resolution passed on October 28, 2002 (filed as Exhibit 2.2 to the Company’s Current Report on Form 8-K previously filed on November 13, 2002 with the Commission (File No. 000-21393) and incorporated herein by reference).
10.15	—	Amended and Restated Subscription and Shareholders Agreement, dated as of October 16, 2003, by and between the Company, ON Demand Group Limited and the other parties thereto (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on December 15, 2003 with the Commission (File No. 000-21393) and incorporated herein by reference).
10.16	—	Variation Agreement, dated as of December 20, 2004, to that certain Amended and Restated Subscription and Shareholders Agreement, dated as of October 16, 2003, by and between the Company, ON Demand Group Limited and the other parties thereto (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 23, 2004 with the Commission (File No. 000-21393) and incorporated herein by reference).
10.17	—	Change-in-Control Severance Agreement, dated as of July 30, 2004, by and between the Company and William L. Fiedler (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on September 9, 2004 with the Commission (File No. 000-21393) and incorporated herein by reference).
10.18	—	Change-in-Control Severance Agreement, dated as of July 30, 2004, by and between the Company and Ira Goldfarb (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on September 9, 2004 with the Commission (File No. 000-21393) and incorporated herein by reference).
10.19	—	Change-in-Control Severance Agreement, dated as of July 30, 2004, by and between the Company and Bruce Mann (filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on September 9, 2004 with the Commission (File No. 000-21393) and incorporated herein by reference).
10.20	—	Change-in-Control Severance Agreement, dated as of July 30, 2004, by and between the Company and William C. Styslinger, III (filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed on September 9, 2004 with the Commission (File No. 000-21393) and incorporated herein by reference).
21.1	—	List of Significant Subsidiaries (filed as Exhibit 21.1 to the Company’s Annual Report on Form 10-K/A previously filed on April 14, 2000 with the Commission (File No. 000-21393) and incorporated herein by reference).
23.1*	—	Consent of PricewaterhouseCoopers LLP.
24.1	—	Power of Attorney (included on signature page).
31.1*	—	Certification Pursuant to Rule 13a-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	—	Certification Pursuant to Rule 13a-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	—	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	—	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Provided herewith.
**	Confidential treatment requested as to certain portions of the document, which portions have been omitted and filed separately with the Commission.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of SeaChange International, Inc.:

We have completed an integrated audit of SeaChange International, Inc.’s fiscal 2005 consolidated financial statements and of its internal control over financial reporting as of January 31, 2005 and audits of its fiscal 2004 and 2003 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedule

In our opinion, the consolidated financial statements listed in the accompanying index, present fairly, in all material respects, the financial position of SeaChange International, Inc. and its subsidiaries at January 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended January 31, 2005 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in the accompanying Report of “Management on Internal Control Over Financial Reporting,” appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of January 31, 2005 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

PricewaterhouseCoopers LLP

Boston, MA

April 15, 2005

SEACHANGE INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEET

(in thousands, except share and per share data)

	January 31, 2004	January 31, 2005
Assets
Current assets:
Cash and cash equivalents	$81,497	$93,561
Marketable securities	13,877	26,052
Restricted cash	—	1,000
Accounts receivable, net of allowance for doubtful accounts of $1,197 at January 31, 2004 and $649 at January 31, 2005	16,572	25,047
Inventories	19,738	19,458
Income taxes receivable	6	4,085
Prepaid expenses and other current assets	3,634	4,665

Total current assets	135,324	173,868
Property and equipment, net	14,757	15,814
Marketable securities	26,669	14,299
Investments in affiliates	3,809	4,661
Intangibles, net	1,293	480
Goodwill	253	1,882
Other assets	151	1,301

	$182,256	$212,305

Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of lines of credit and obligations under capital lease	$399	$209
Accounts payable	2,367	10,717
Income taxes payable	1,336	2,575
Accrued litigation reserve	7,604	7,681
Other accrued expenses	7,616	4,611
Customer deposits	401	165
Deferred revenue	16,437	21,342

Total current liabilities	36,160	47,300

Long-term portion of lines of credit and obligations under capital lease	209	—
Commitments and contingencies (Note 12)
Stockholders’ equity:
Convertible preferred stock, 5,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized; 27,279,365 and 28,174,946 shares issued and outstanding at January 31, 2004 and 2005, respectively	273	282
Additional paid-in capital	165,410	174,455
Accumulated deficit	(19,393)	(9,455)
Accumulated other comprehensive loss	(403)	(277)

Total stockholders’ equity	145,887	165,005

	$182,256	$212,305

The accompanying notes are an integral part of these consolidated financial statements.

SEACHANGE INTERNATIONAL, INC.

CONSOLIDATED STATEMENT OF OPERATIONS

(in thousands, except per share data)

	Fiscal Year ended January 31,
	2003	2004	2005
Revenues:
Systems	$103,282	$112,227	$113,764
Services	32,344	35,939	43,539

	135,626	148,166	157,303

Costs of revenues:
Systems	61,599	64,927	60,141
Services	23,100	22,647	25,705

	84,699	87,574	85,846

Gross profit	50,927	60,592	71,457

Operating expenses:
Research and development	26,097	26,030	29,424
Selling and marketing	15,704	16,653	18,053
General and administrative	23,072	10,737	11,656

	64,873	53,420	59,133

Income (loss) from operations	(13,946)	7,172	12,324
Interest income	1,601	1,866	1,004
Interest expense	(154)	(132)	(42)
Impairment on investment in affiliate	—	(313)	—

Income (loss) before income taxes and equity income (loss) in earnings of affiliate	(12,499)	8,593	13,286
Income tax expense	7,925	3,169	3,200
Equity income (loss) in earnings of affiliate, net of tax	(6)	137	(148)

Net income (loss)	$(20,430)	$5,561	$9,938

Earnings (loss) per share:
Basic	$(0.77)	$0.21	$0.36

Diluted	$(0.77)	$0.20	$0.34

Shares used in calculating:
Basic earnings (loss) per share	26,623	26,969	27,640

Diluted earnings (loss) per share	26,623	27,905	29,053

The accompanying notes are an integral part of these consolidated financial statements.

SEACHANGE INTERNATIONAL, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(in thousands, except share data)

	Common Stock		Additional paid-in capital	Deferred Equity Discount	Due from Shareholders	Accumulated deficit	Accumulated other comprehensive loss	Total Stockholders’ Equity	Compre- hensive income (loss)
	Number of shares	Par value
Balance at January 31, 2002	26,532,671	$265	$159,914	$(1,164)	$(122)	$(4,524)	$(243)	$154,126
Issuance of common stock pursuant to exercise of stock options	55,923	1	205	—	—	—	—	206
Issuance of common stock in connection with the employee stock purchase plan	174,173	2	1,171	—	—	—	—	1,173
Collection of amounts due from shareholders	—	—	—	—	122	—	—	122
Issuance costs related to public offering of common stock	—	—	(161)	—	—	—	—	(161)
Stock-based compensation expense related to options issued to non-employees	—	—	49	—	—	—	—	49
Amortization of deferred equity discount	—	—	132	1,164	—	—	—	1,296
Tax benefit from stock options	—	—	200	—	—	—	—	200
Translation adjustment	—	—	—	—	—	—	99	99	99
Net loss	—	—	—	—	—	(20,430)	—	(20,430)	(20,430)

Comprehensive loss									$(20,331)

Balance at January 31, 2003	26,762,767	268	161,510	—	—	(24,954)	(144)	136,680
Issuance of common stock pursuant to exercise of stock options	319,931	3	1,468	—	—	—	—	1,471
Issuance of common stock in connection with the employee stock purchase plan	152,433	2	1,843	—	—	—	—	1,845
Issuance of common stock for SeaChange Systems stock	44,234	—	339	—	—	—	—	339
Unrealized loss on marketable securities, net of tax	—	—	—	—	—	—	(242)	(242)	(242)
Tax benefit from stock options	—	—	250	—	—	—	—	250
Translation adjustment	—	—	—	—	—	—	(17)	(17)	(17)
Net income	—	—	—	—	—	5,561	—	5,561	5,561

Comprehensive income									$5,302

Balance at January 31, 2004	27,279,365	273	165,410	—	—	(19,393)	(403)	145,887
Issuance of common stock pursuant to exercise of stock options	562,528	6	4,529	—	—	—	—	4,535
Issuance of common stock in connection with the employee stock purchase plan	107,579	1	1,344	—	—	—	—	1,345
Issuance of common stock in connection with Comcast stock warrant exercise	225,474	2	3,143	—	—	—	—	3,145
Unrealized gain on marketable securities, net of tax	—	—	—	—	—	—	208	208	$208
Tax benefit from stock options	—	—	29	—	—	—	—	29
Translation adjustment	—	—	—	—	—	—	(82)	(82)	(82)
Net income	—	—	—	—	—	9,938	—	9,938	9,938

Comprehensive income									$10,064

Balance at January 31, 2005	28,174,946	$282	$174,455	$—	$—	$(9,455)	$(277)	$165,005

The accompanying notes are an integral part of these consolidated financial statements.

SEACHANGE INTERNATIONAL, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

Increase (Decrease) in Cash and Cash Equivalents

(in thousands)

	Year ended January 31,
	2003	2004	2005
Cash flows from operating activities:
Net (loss) income	$(20,430)	$5,561	$9,938
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	8,295	7,188	7,250
Inventory valuation allowance	265	1,340	842
Amortization of deferred equity discount	1,706	3,795	—
Tax benefit from stock options	200	250	29
Impairment on investment in affiliate	—	313	—
Equity loss (income) on investment in affiliate	6	(137)	148
Loss on disposal of assets	—	166	—
Write-off of deferred legal costs	1,450	—	—
Deferred income taxes	8,726	49	—
Stock-based compensation related to options issued to non-employees	49	—	—
Amortization of premiums on marketable securities	—	—	947
Changes in operating assets and liabilities excluding effects of business acquisition:
Accounts receivable	8,625	4,719	(8,459)
Inventories	(298)	43	(3,569)
Income taxes receivable	112	—	(4,079)
Prepaid expenses and other current assets and other assets	(2,287)	864	(1,491)
Accounts payable	(4,570)	(7,798)	8,312
Income taxes payable	307	1,095	1,239
Accrued litigation reserve	7,503	101	77
Other accrued expenses	875	1,038	(907)
Customer deposits	(1,874)	(209)	(236)
Deferred revenue	(1,447)	4,813	4,904

Net cash provided by operating activities	7,213	23,191	14,945

Cash flows from investing activities:
Purchases of marketable securities	(39,858)	(8,210)	(9,592)
Sales of marketable securities	—	7,143	9,048
Purchases of property and equipment	(3,270)	(2,736)	(3,944)
Deposit of restricted cash	—	—	(1,000)
Acquisition of business, net of cash acquired	—	—	(1,124)
Increase in intangible assets	(472)	—	—
Loan to affiliate	—	—	(750)
Investments in affiliates	(2,479)	(797)	(1,000)

Net cash used in investing activities	(46,079)	(4,600)	(8,362)

Cash flows from financing activities:
Repayments under line of credit and equipment line of credit	(5,561)	(900)	—
Repayments of obligations under capital lease	(135)	(186)	(399)
Collection of amounts due from shareholders	122	—	—
Proceeds from issuance of common stock, net of issuance costs	1,218	3,316	5,880

Net cash (used in) provided by financing activities	(4,356)	2,230	5,481

Net (decrease) increase in cash and cash equivalents	(43,222)	20,821	12,064
Cash and cash equivalents, beginning of period	103,898	60,676	81,497

Cash and cash equivalents, end of period	$60,676	$81,497	$93,561

Supplemental disclosure of cash flow information:
Income taxes paid	$281	$1,768	$6,551
Interest paid	$154	$132	$42
Supplemental disclosure of noncash financing and investing activity:
Transfer of items originally classified as inventories to fixed assets	$2,420	$2,205	$3,196
Transfer of items originally classified as fixed assets to inventories	$1,586	$147	$188
Issuance of note payable for acquisition of business	$—	$—	$1,000
Issuance of common stock for SeaChange Systems common stock	$—	$339	$—
Warrant issued in connection with investment in affiliate	$—	$223	$—
Issuance of common stock in connection with warrant exercise	$—	$—	$3,145
Fixed assets acquired under capital lease	$—	$529	$—

The accompanying notes are an integral part of these consolidated financial statements.

SEACHANGE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Nature of Business

SeaChange International, Inc. (“SeaChange” or “the Company”) develops, manufactures and sells digital video storage, management and streaming systems, which automate the distribution of video content, such as movies, television programs, games and advertising, to cable system operators, telecommunications companies and broadcast television companies. Through January 31, 2005, substantially all of SeaChange’s revenues were derived from the sale of systems and related services and movie content to cable system operators, broadcast and telecommunications companies located in the United States of America and internationally.

2.	Summary of Significant Accounting Policies

Significant accounting policies followed in the preparation of the accompanying consolidated financial statements are as follows:

Principles of Consolidation

The Company consolidates the balance sheets and results of operations of its wholly owned subsidiaries. SeaChange also holds minority investments in the capital stock of certain private companies having product offerings or customer relationships that are strategic to the Company. These investments in affiliates include investments accounted for under the cost method and the equity method of accounting. Under the cost method of accounting, which applies to investments that represent less than a 20% ownership interest of the equity shares of the affiliate, the investments are carried at cost and SeaChange monitors the investments for impairment and makes appropriate reductions in the carrying value, if necessary. Under the equity method of accounting, which generally applies to investments that represent 20% to 50% ownership of the equity securities of the affiliate, SeaChange’s proportionate ownership share of the earnings or losses of the affiliate are included in equity income (loss) in earnings of affiliates in the consolidated statement of operations. In the third quarter of fiscal 2005, SeaChange recorded a reduction to interest income to properly account for the amortization of market premiums and discounts on acquired marketable securities since December 2002, which reduced net income and accumulated other comprehensive loss by $519,000. SeaChange determined that the impact of the correction was not material to any historical reporting periods. Certain reclassifications have been made to conform the prior period amounts to the current period presentation.

Revenue Recognition and Allowance for Doubtful Accounts

Revenues from sales of systems and software license arrangements that do not require significant modification or customization of the underlying software are recognized when title and risk of loss has passed to the customer, there is evidence of an arrangement, fees are fixed or determinable and collection of the related receivable is probable. Installation, project management and training revenue is deferred and recognized as these services are performed. Revenue from product maintenance and technical support is deferred and recognized ratably over the period of the related agreements. Customers are billed for installation, training, project management and product maintenance and technical support at the time of the product sale. If a portion of the sales price is not due until installation of the system is complete, that portion of the sales price is deferred until installation is complete. Revenue from movie content services is recognized based on the volume of monthly purchases made by hotel guests. Revenue from software development contracts, primarily software development to improve integration between the set-top box and the video server, is recognized based on the efforts expended in relation to the overall efforts for the project, as agreements for these services are primarily on a time and material or fixed-price contract terms. Efforts are measured based on the time expected to be incurred. Shipping and handling costs and other out-of-pocket expenses reimbursed by customers are included in revenues and cost of revenues.

SEACHANGE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SeaChange’s transactions frequently involve the sales of systems, software and services under multiple element arrangements. Systems sales always include at least one year of free technical support and maintenance services. Revenue under multiple element arrangements is allocated to all undelivered elements of the sales arrangement based upon the fair value of those elements. The amounts allocated to training, technical support and maintenance are based upon the price charged when these elements are sold separately and unaccompanied by the other elements. The amount allocated to installation and project management revenue is based upon standard hourly billing rates and the estimated time required to complete the service. The amount allocated to the sales of systems and software reflects the residual method basis. Under this method, the total arrangement value is allocated first to undelivered elements, based on their fair values, with the remainder being allocated to the delivered elements. Installation and training services are not essential to the functionality of systems as these services do not alter the equipment’s capabilities, are available from other vendors and the systems are standard products. For multiple element arrangements that include software licenses and services where vendor-specific objective evidence of the fair value does not exist to allocate a portion of the fee to the only undelivered element and the only undelivered element is product maintenance and technical support, the entire fee under the multiple element arrangement is recognized ratably over the period which the product maintenance and technical support is expected to be performed. For transactions in which consideration, including equity instruments, is given to a customer, SeaChange accounts for the value of this consideration as an adjustment to revenue in the Consolidated Statement of Operations (see Note 14).

The Company maintains allowances for specific doubtful accounts based on estimates of losses resulting from the inability of the Company’s customers to make required payments and records these allowances as a charge to general and administrative expenses. The Company monitors payments from customers and assesses any collection issues. The Company performs on going credit evaluations of customer’s financial condition but generally does not require collateral. For some international customers, the Company requires an irrevocable letter of credit to be issued by the customer before the purchase order is accepted. The Company bases its allowances for specific doubtful accounts on historical collections and write-off experience, current trends, credit assessments, and other analysis of specific customer situations.

Concentration of Credit Risk

Financial instruments which potentially expose SeaChange to concentrations of credit risk include cash equivalents, investments in treasury bills, certificates of deposits and commercial paper, auction rate securities, trade accounts receivable, accounts payable and accrued liabilities. The Company restricts its cash equivalents and investments in marketable securities to repurchase agreements with major banks, U.S. government and corporate securities which are subject to minimal credit and market risk. For trade accounts receivable, SeaChange evaluates customers’ financial condition, requires advance payments from certain of its customers and maintains reserves for potential credit losses. At January 31, 2004 and 2005, SeaChange had an allowance for doubtful accounts of $1,197,000 and $649,000, respectively, to provide for potential credit losses. Such losses have not exceeded management’s expectations to date.

The following summarizes revenues by significant customer where such revenue exceeded 10% of total revenues of that year. Revenues from significant customers were generated in the broadband segment.

	Year ended January 31,
	2003	2004	2005
Customer A	33%	49%	48%
Customer B	—	11%	—
Customer C	17%	—	—

SEACHANGE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

At January 31, 2005, one customer accounted for 15% and two customers each accounted for 14%, of SeaChange’s accounts receivable and at January 31, 2004, one customer accounted for 22% of SeaChange’s accounts receivable.

Use of Estimates

The preparation of these financial statements in conformity with accounting principles generally accepted in the United States of America requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and disclosure of contingent assets and liabilities. On an ongoing basis, management evaluates these estimates and judgments, including those related to revenue recognition, adequacy of reserves for inventory and accounts receivable, valuation of investments and income taxes. The Company bases these estimates on historical and anticipated results and trends and on various other assumptions that the Company believes are reasonable under the circumstances, including assumptions as to future events. These estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. By their nature, estimates are subject to an inherent degree of uncertainty. Actual results may differ from management’s estimates.

Cash, Cash Equivalents, and Marketable Securities

During the fourth quarter of fiscal 2005, the Company concluded that it was appropriate to classify investments in auction rate securities as investments in marketable securities. For fiscal 2004 and for the quarterly periods ended April 30, 2004, July 31, 2004 and October 31, 2004, $6.1 million of such investments had been classified as cash and cash equivalents. Accordingly, the classification of these securities has been revised to report these securities as short-term investments in a separate line item on the Consolidated Balance Sheet as of January 31, 2004 and 2005. The Company also made corresponding adjustments to the Consolidated Statement of Cash Flows for the fiscal years ended January 31, 2003, 2004 and 2005, to reflect the gross purchases and sales of these securities as investing activities rather than as a component of cash and cash equivalents. This change in classification does not affect previously reported cash flows from operations or from financing activities in the previously reported Consolidated Statements of Cash Flows, or the previously reported Consolidated Statements of Income for any period.

SEACHANGE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SeaChange’s investment portfolio consists of investments classified as cash equivalents, short-term marketable securities and long-term marketable securities. All highly liquid investments with an original maturity of three months or less when purchased are considered to be cash equivalents. All cash equivalents are carried at cost, which approximates fair value. SeaChange’s marketable securities are classified as available for sale and are reported at fair value. Any unrealized gains or losses are included in stockholders’ equity as a component of accumulated other comprehensive loss. Any realized gains or losses would be shown in the accompanying consolidated statements of operations in other income or expense. The cost basis, aggregate fair value and unrealized gains and losses for SeaChange’s cash, cash equivalents, short- and long-term marketable securities portfolio is shown below (in thousands).

	Cost	Fair Market Value	Unrealized Gain (Loss)
January 31, 2004:
Cash and money market funds	$81,497	$81,497	$—
US government agency issues	6,279	6,229	(50)
Corporate debt securities	1,606	1,548	(58)
State and municipal obligations	6,100	6,100	—

Cash, cash equivalents and marketable securities—short-term	95,482	95,374	(108)
US government agency issues	14,443	14,396	(47)
Corporate debt securities	12,496	12,273	(223)

Marketable securities—long-term	26,939	26,669	(270)

Total cash, cash equivalents and marketable securities	$122,421	$122,043	$(378)

January 31, 2005:
Cash and money market funds	$93,561	$93,561	$—
US government agency issues	12,413	12,370	(43)
Corporate debt securities	7,601	7,582	(19)
State and municipal obligations	6,100	6,100	—

Cash, cash equivalents and marketable securities—short-term	119,675	119,613	(62)
US government agency issues	10,117	10,039	(78)
Corporate debt securities	4,290	4,260	(30)

Marketable securities—long-term	14,407	14,299	(108)

Total cash, cash equivalents and marketable securities	$134,082	$133,912	$(170)

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

Property and Equipment

Property and equipment consists of land and buildings, office and computer equipment, leasehold improvements, demonstration equipment, deployed assets and spare components and assemblies used to service

SEACHANGE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SeaChange’s installed base. Demonstration equipment consists of systems manufactured by SeaChange for use in marketing and selling activities. Property and equipment are recorded at cost and depreciated using the straight-line method over their estimated useful lives. Leasehold improvements are amortized over the shorter of their estimated useful lives or the term of the respective leases using the straight-line method. Deployed assets consist of movie systems owned and manufactured by SeaChange that are installed in a hotel environment. Deployed assets are depreciated over the life of the related service agreements. Capitalized service and spare components are depreciated over the estimated useful lives using the straight-line method. Maintenance and repair costs are expensed as incurred. Significant improvements are capitalized and depreciated. Upon retirement or sale, the cost of the assets disposed of, and the related accumulated depreciation, are removed from the accounts, and any resulting gain or loss is included in the determination of net income.

Costs associated with software developed or obtained for internal use are capitalized when the Company has completed the preliminary project stage and has determined that the project will be completed and used to perform the function intended. Capitalization of such costs ceases when the project is substantially complete and ready for its intended purpose. Post-implementation training, maintenance and other operating costs are expensed as incurred. At January 31, 2005, $1,776,000 of internal use software costs are capitalized. Accumulated amortization expense related to these internal use software costs at January 31, 2005 was $464,000. There was no related amortization expense in the fiscal years ended January 31, 2003 or 2004.

Goodwill and Intangible Assets

On February 1, 2002, SeaChange adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” (SFAS 142) that requires, among other things, the discontinuance of goodwill amortization, the reclassification of certain existing recognized intangibles as goodwill, the reassessment of the useful lives of existing recognized intangibles and reclassification of certain intangibles out of previously reported goodwill. SeaChange reassessed the useful lives of the intangible assets and determined that the lives were appropriate. In accordance with SFAS 142, amortization of goodwill was discontinued as of February 1, 2002. Prior to the adoption of SFAS 142, goodwill was amortized on a straight-line basis over its estimated useful life. Upon adoption of SFAS 142, SeaChange also reassessed the classification of goodwill and intangible assets that resulted in $253,000 being identified as goodwill and the remaining gross carrying value of $5.2 million with an accumulated amortization balance of $1.3 million being identified as patent and completed technology related intangibles. Goodwill is reported as part of the broadband reporting segment.

SeaChange evaluates goodwill for impairment on, at least, an annual basis. SeaChange evaluates the recoverability of goodwill annually in the fourth quarter, or more frequently if events or changes in circumstances, such as declines in sales, earnings or cash flows or material adverse changes in the business climate, indicate that the carrying value of an asset might be impaired. Goodwill is considered to be impaired when the net book value of a reporting unit exceeds its estimated fair value. Fair values are primarily determined using a discounted cash flow methodology. The determination of discounted cash flows is based on SeaChange’s strategic plans and future forecasts. SeaChange completed the annual impairment tests as of January 31, 2004 and 2005 and determined that no adjustment was required to the carrying value of goodwill based on the analyses performed.

In the fourth quarter of fiscal 2003, SeaChange repurchased all of the outstanding common shares and unexercised common stock options of SeaChange Systems, Inc. (“Systems”), a majority-owned subsidiary of SeaChange. As a result of this transaction, Systems became a wholly-owned subsidiary of SeaChange in fiscal year 2003. The holders of a total of 157,012 Systems common shares and 19,900 Systems common stock options ceased to be the holders of such securities and received 44,234 shares of SeaChange common stock, $0.01 par

SEACHANGE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

value per share. SeaChange issued the 44,234 shares of common stock in fiscal 2004. This repurchase was accounted for under the purchase method of accounting and, accordingly, the purchase price was allocated to the assets acquired based on their estimated fair values at the date of acquisition. The assets acquired consist of completed technology relating to the Company’s broadband and broadcast products. The aggregate consideration was approximately $339,000, of which $301,000 was allocated to intangible assets and the remaining consideration of $38,000, related to the exchange of Systems common stock options for SeaChange common stock, was charged to compensation expense.

At January 31, 2004 and 2005, the net intangible assets of $1.3 million and $480,000, respectively, consist of capitalized patent defense costs, reported as part of the broadband segment, and amortized to general and administrative expenses over their four-year estimated useful life; and of completed technology, reported as part of the broadband and broadcast segments, and amortized to general and administrative expenses over its four-year estimated useful life. The gross carrying value of these intangibles was $5.7 million and $6.2 million at January 31, 2004 and 2005, respectively, and the accumulated amortization was $4.4 million and $5.7 million at January 31, 2004 and 2005, respectively. Amortization expense for these intangibles was $1.5 million, $1.6 million and $1.3 million for the years ended January 31, 2003, 2004 and 2005, respectively. Amortization expense for these intangibles is estimated to be $235,000, $175,000, $50,000, $20,000, and $0 for the fiscal years ending January 31, 2006, 2007, 2008, 2009 and 2010, respectively.

Long-lived Assets

SeaChange evaluates intangible assets and other long-lived assets on a regular basis for the existence of facts or circumstances, both internal and external, that may suggest an asset is not recoverable. Factors SeaChange considers important that could trigger the impairment review include:

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

SEACHANGE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Software Development Costs

SeaChange sells products in a market that is subject to rapid technological change, new product development and changing customer needs. The time period during which software development costs can be capitalized from the point of reaching technological feasibility until the time of general product release is very short, and consequently, the amounts that could be capitalized are not material to the Company’s financial position or results of operations. Therefore, SeaChange has charged all of such costs to research and development in the period incurred. During the fiscal year ended January 31, 2005, SeaChange purchased software licenses for $1.2 million from a vendor to be sold as part of the Company’s product sale. SeaChange will amortize these completed software development costs over the three year life of the agreement starting with the first shipment of the product to a customer.

Income Taxes

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their tax bases. Deferred tax assets and liabilities are measured using enacted statutory tax rates in effect in the year in which the differences are expected to reverse. A deferred tax asset is established for the expected future benefit of net operating loss and credit carryforwards. A valuation reserve against net deferred tax assets is required, if, based upon available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

Tax contingencies are recorded for probable exposures involving tax positions taken that could be challenged by taxing authorities. These probable exposures result from the varying application of statutes, rules, regulations and interpretations. The Company’s estimate of the value of its tax contingencies contains assumptions based on past experiences and judgments about potential actions by taxing jurisdictions. It is reasonably likely that the ultimate resolution of these matters may be greater or less than the amount currently accrued.

SEACHANGE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Stock Compensation

SeaChange accounts for its stock option plans and stock purchase plan under the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” (“APB 25”) and related interpretations and provides pro forma footnote disclosures as though the fair value method under SFAS No. 123, “Accounting for Stock-Based Compensation,” (“SFAS 123”), as amended by SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure, An Amendment of SFAS 123”, was followed. Non-employee stock awards are accounted for at fair value in accordance with SFAS 123 and Emerging Issues Task Force Issue No. 96-18, “Accounting for Equity Instruments That are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services”. SeaChange’s employee stock purchase plan is a non-compensatory plan and its stock option plans are accounted for using the intrinsic value method under the provisions of APB 25. Had compensation for SeaChange’s stock based compensation plans been accounted for at fair value, the amounts reported in the consolidated statement of operations for the years ended January 31, 2003, 2004 and 2005 would have been:

	Year ended January 31,
	2003	2004	2005
Net income (loss), as reported	$(20,430,000)	$5,561,000	$9,938,000
Less: Stock-based compensation expense determined under fair value method for all awards, net of related tax effects	(14,070,000)	(8,024,000)	(9,100,000)

Pro forma net income (loss)	$(34,500,000)	$(2,463,000)	$838,000

Basic earnings (loss) per share
As reported	$(0.77)	$0.21	$0.36
Pro forma	$(1.30)	$(0.09)	$0.03
Diluted earnings (loss) per share
As reported	$(0.77)	$0.20	$0.34
Pro forma	$(1.30)	$(0.09)	$0.03

The fair value of each option granted was estimated on the date of grant assuming a weighted average volatility factor of 100% for the fiscal years ended January 31, 2003 and 2004 and a weighted average volatility factor of 85% to 100% for the fiscal year ended January 31, 2005. Additional weighted average assumptions used for grants during the fiscal years ended January 31, 2003, 2004 and 2005, included: dividend yield of 0.0% for all periods; risk-free interest rates of 2.0% for options granted during the fiscal years ended January 31, 2003 and 2004; and, 2.7% for options granted during the fiscal year ended January 31, 2005; and an expected option term of 7.5 years for all periods.

Because additional option grants are expected to be made each year and options vest over several years, the above pro forma disclosures are not representative of pro forma effects on reported net income (loss) for future years.

Foreign Currency Translation

SeaChange has determined that the functional currency of its foreign subsidiaries is the local currency. Accordingly, assets and liabilities are translated to U.S. dollars at current exchange rates as of each balance sheet date. Revenue and expense items are translated using average exchange rates during the year. Cumulative currency translation adjustments are presented as a separate component of stockholders’ equity. Transaction gains and losses and unrealized gains and losses on intercompany receivables are recognized in the consolidated statement of operations and are not material.

SEACHANGE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Comprehensive Income (Loss)

SeaChange presents accumulated other comprehensive income (loss) and total comprehensive income (loss) in the Statement of Stockholders’ Equity. Total comprehensive income (loss) consists primarily of net income (loss) cumulative translation adjustments and unrealized gains and losses on marketable securities, net of income tax.

Advertising Costs

Advertising costs are charged to expense as incurred. Advertising costs were $297,000, $172,000 and $224,000 for the years ended January 31, 2003, 2004 and 2005, respectively.

Earnings (Loss) Per Share

Earnings (loss) per share are presented in accordance with SFAS No. 128, “Earnings Per Share”, which requires the presentation of “basic” earnings (loss) per share and “diluted” earnings (loss) per share. Basic earnings (loss) per share is computed by dividing earnings (loss) available to common shareholders by the weighted-average shares of common stock outstanding during the period. For the purposes of calculating diluted earnings (loss) per share, the denominator includes both the weighted average number of shares of common stock outstanding during the period and the weighted average number of potential common stock, such as stock options and restricted stock, calculated using the treasury stock method.

For the year ended January 31, 2003, 4,762,000 common shares issuable upon the exercise of stock options are antidilutive because SeaChange recorded a net loss for the period and, therefore, have been excluded from the diluted loss per share computation. For the fiscal years ended January 31, 2004 and January 31, 2005, 1,987,000 and 2,220,000, respectively, of common shares issuable upon the exercise of stock options are antidilutive and have been excluded from the diluted earnings per share computation as the exercise prices of these common shares were above the market price of the common stock for the periods indicated.

Below is a summary of the shares used in calculating basic and diluted earnings (loss) per share for the periods indicated:

	Year Ended January 31,
	2003	2004	2005
Weighted average shares used in calculating earnings (loss) per share—Basic	26,623,000	26,969,000	27,640,000
Dilutive common stock equivalents	—	936,000	1,413,000

Weighted average shares used in calculating earnings (loss) per share—Diluted	26,623,000	27,905,000	29,053,000

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

SEACHANGE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

the financial position and results of the VIE. SeaChange evaluated its relationships with equity method investments and determined that the adoption of FIN 46R in the quarter ended April 30, 2004 had no impact on the Company’s consolidated financial position, results of operations or cash flows.

In November 2004, the FASB issued FASB Statement No. 151, “Inventory Costs—an Amendment of ARB No. 43, Chapter 4” (“FAS 151”). FAS 151 amends ARB 43, Chapter 4, to clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges. In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of this Statement are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of the provisions of FAS 151 is not expected to have a material impact on SeaChange’s financial position or results of operations.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”). SFAS 123 (R) replaces SFAS 123, “Accounting for Stock-Based Compensation”, and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”. SFAS 123(R) requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. The provisions of this Statement are effective for the first annual reporting period that begins after June 15, 2005. The Company is currently evaluating the method of adoption and the impact of SFAS 123(R) on the financial position and results of operations. The Company is required to adopt SFAS 123 (R) in the first quarter of fiscal 2007. The pro forma disclosures previously permitted under SFAS 123 will no longer be an alternative to financial statement recognition. However, these pro forma disclosures provide an indication of what the effect of adopting SFAS 123 (R) would have been on the historical periods presented as included under “Stock Compensation” above.

In December 2004, the FASB issued FASB Staff Position, or FSP, No. 109-1, Application of FASB Statement No. 109, “Accounting for Income Taxes”, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004. FSP No. 109-1 states that the impact of the tax deduction on qualified production activities provided by the AJCA should be accounted for as a special deduction rather than a statutory rate reduction. The Company is currently in the process of evaluating whether or not, and to what extent, if any, this provision may benefit the Company as well as the financial impact of this provision, if any.

In December 2004, the FASB issued FSP No. 109-2, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004 (“FAS 109-2”). The AJCA introduces a limited time 85% dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer (repatriation provision), provided certain criteria are met. FAS 109-2 provides accounting and disclosure guidance for the repatriation provision. Although FAS No. 109-2 was effective immediately, the Company does not expect to be able to complete its evaluation of the repatriation provision until after Congress or the Treasury Department provides additional clarifying language on key elements of the provision. In January 2005, the Treasury Department began to issue the first series of clarifying documents related to this provision. The Company is currently in the process of evaluating whether or not, and to what extent, if any, this provision may benefit the Company as well as the financial impact of this provision, if any.

In December 2004, the FASB issued SFAS No. 153, Exchange of Nonmonetary Assets, an Amendment of APB Opinion No. 29, “Accounting for Nonmonetary Transactions.” SFAS No. 153 is based on the principle that exchange of nonmonetary assets should be measured based on the fair market value of the assets exchanged. SFAS No. 153 eliminates the exception of nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. SFAS 153

SEACHANGE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

is effective for nonmonetary asset exchanges in fiscal periods beginning after June 15, 2005. The Company is currently evaluating the provisions of SFAS No. 153 and does not believe that the adoption of SFAS No. 153 will have a material impact on its financial condition, results of operations and liquidity.

3.	Consolidated Balance Sheet Detail

Inventories consist of the following:

	January 31,
	2004	2005
Components and assemblies	$13,994,000	$15,315,000
Finished products	5,744,000	4,143,000

	$19,738,000	$19,458,000

Property and equipment consist of the following:

	Estimated useful life (years)	January 31,
		2004	2005
Land		$283,000	$283,000
Buildings	20	1,966,000	2,146,000
Office furniture and equipment	5	2,905,000	2,016,000
Computer and demonstration equipment	3	25,485,000	31,423,000
Deployed assets	2-7	3,472,000	3,472,000
Service and spare components	5	5,010,000	5,010,000
Leasehold improvements	1-7	2,176,000	2,260,000
Automobiles/truck	5	505,000	505,000
Construction in progress		1,047,000	270,000

		42,849,000	47,385,000
Less—Accumulated depreciation and amortization		28,092,000	31,571,000

		$14,757,000	$15,814,000

Depreciation expense was $6,786,000, $5,588,000 and $5,917,000 for the years ended January 31, 2003, 2004 and 2005, respectively. At January 31, 2004 and 2005, SeaChange had $529,000 and $529,000, respectively of assets under capital leases with accumulated amortization of $0 and $162,000, respectively.

Other accrued expenses consist of the following:

	January 31,
	2004	2005
Accrued equity warrants (see Note 14)	$4,205,000	$—
Other accrued expenses	3,411,000	4,611,000

	$7,616,000	$4,611,000

SEACHANGE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4.	Segment Information and Significant Customer Information

SeaChange has three reportable segments: broadband systems, broadcast systems and services. The broadband systems segment develops, markets and sells products to digitally manage, store and distribute digital video for cable system operators and telecommunications companies. The broadcast systems segment develops, markets and sells products for the storage, archival, on-air playback of advertising and other video programming for the broadcast television industry. The services segment provides installation, training, project management, product maintenance and technical support for all of the above systems and movie content which is distributed by the broadband product segment. SeaChange does not measure the assets allocated to the segments, except for goodwill, where $1.9 million is allocated to the broadband segment. SeaChange measures profitability of the segments based on their respective gross profits. There were no inter-segment sales or transfers. Long-lived assets are principally located in the United States. The following summarizes the revenues and cost of revenues by reportable segment:

	Year ended January 31,
	2003	2004	2005
Revenues:
Broadband systems	$86,319,000	$101,790,000	$100,049,000
Broadcast systems	16,963,000	10,437,000	13,715,000
Services	32,344,000	35,939,000	43,539,000

	$135,626,000	$148,166,000	$157,303,000

Costs of revenues:
Broadband systems	$51,618,000	$58,015,000	$51,023,000
Broadcast systems	9,981,000	6,912,000	9,118,000
Services	23,100,000	22,647,000	25,705,000

	$84,699,000	$87,574,000	$85,846,000

Gross profit:
Broadband systems	$34,701,000	$43,775,000	$49,026,000
Broadcast systems	6,982,000	3,525,000	4,597,000
Services	9,244,000	13,292,000	17,834,000

	$50,927,000	$60,592,000	$71,457,000

Revenues in the broadband segment consisted of sales of video-on-demand products of $62.8 million, $83.3 million and $86.9 million in the fiscal years ended January 31, 2003, 2004 and 2005, respectively and sales of advertising insertion products of $23.5 million, $18.5 million and $13.2 million in the fiscal years January 31, 2003, 2004 and 2005, respectively.

The following summarizes revenues by geographic locations:

	Fiscal Year ended January 31,
	2003	2004	2005
Revenues:
United States of America	$119,697,000	$129,511,000	$122,245,000
Canada and South America	2,527,000	5,603,000	9,238,000
Europe	7,406,000	5,567,000	16,737,000
Other international locations	5,996,000	7,485,000	9,083,000

	$135,626,000	$148,166,000	$157,303,000

SEACHANGE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5.	Investments in Affiliates

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

SeaChange reviews the fair value of its investment on a regular basis for the existence of facts or circumstances, both internally and externally, that may suggest an other than temporary decline in the fair value of the asset. In the third quarter of fiscal 2004, Visible World completed the first phase of a private financing in which it raised $4.6 million in exchange for preferred stock. As a result of the financing, SeaChange determined that the fair value of the warrant had declined and recorded a $313,000 charge related to the other than temporary loss on the investment. In connection with this financing, SeaChange’s warrant to purchase one million shares of Series B preferred stock of Visible World was amended to be exercisable for one million shares of common stock of Visible World; and SeaChange exercised the warrant to purchase the one million shares of Visible World common stock. SeaChange subsequently exchanged 95,517 shares of Visible World common stock for 1,192,311 shares of Series A-1 Preferred Stock. In addition, as part of Visible World’s private financing, SeaChange invested $96,000 for an additional 1,192,311 shares of Series A-1 Preferred Stock. In the fourth quarter of fiscal 2004, SeaChange and Visible World signed a revised Marketing Agreement in which SeaChange agreed to receive warrants to purchase 2.8 million shares of preferred stock of Visible World in lieu of future royalties that would have been earned by SeaChange relating to revenue earned by Visible World in accordance with an agreement between Visible World and Comcast Cable Corporation (“Comcast”). The warrants will vest over the five year term of the agreement between Visible World and Comcast. SeaChange estimated the fair value of these warrants to be $223,000 and included the amount in investments in affiliates with an offsetting amount included in deferred revenue. SeaChange will recognize the deferred revenue over a five year period, the term of the agreement. As of January 31, 2005, SeaChange owned less than 5% of the common and preferred stock of Visible World and is accounting for this investment under the cost method of accounting.

On Demand Group. In the second quarter of fiscal 2003, SeaChange entered into a Subscription and Shareholders Agreement (the “Subscription Agreement”) with The On Demand Group Limited (“ODG”), a company incorporated in England and Wales that provides video-on-demand services in Europe. Pursuant to the Subscription Agreement, the Company invested 1.5 million U.K. pounds Sterling (approximately $2.4 million) in exchange for 600,000 ordinary shares of ODG representing approximately 23% of the total outstanding capital stock of ODG as of October 29, 2002. As part of the Subscription Agreement, SeaChange committed to purchase

SEACHANGE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

additional ordinary shares and preference shares of ODG from ODG and certain of its existing shareholders under certain conditions in the Subscription Agreement. SeaChange entered into a Business Development Agreement with ODG for a minimum of five years whereby ODG agreed to exclusively purchase and to market and promote the Company’s video-on-demand systems and software worldwide in connection with furnishing video-on-demand services to ODG’s customers. SeaChange accounts for this investment under the equity method of accounting.

In the third quarter of fiscal 2004, the Subscription Agreement with ODG was amended to remove SeaChange’s commitment to purchase additional ordinary and preference shares from ODG and certain of its existing shareholders. As part of the amended Subscription Agreement, SeaChange committed to loan ODG up to 5.5 million U.K. pounds Sterling (approximately $10.5 million) payable in tranches of 500,000 U.K. pounds Sterling or multiples thereof. ODG’s ability to draw-down the loan is subject to certain milestones and draw-down conditions, including the deployment of new video-on-demand television management service, no material adverse change in ODG’s business, and ODG’s business having performed to within 95% of its operating costs and cash flows as set forth in its business plan. Any outstanding loan amounts would mature five years from the date of the first draw-down and interest is payable quarterly at the rate of 8.1% per annum. In the fourth quarter of fiscal 2005, the loan commitment to ODG was terminated. SeaChange determined that this additional activity is not significant and did not require reconsideration as to whether ODG is a variable interest entity or whether SeaChange is the primary beneficiary of ODG.

In the fourth quarter of fiscal 2004, SeaChange purchased 117,647 common shares of ODG from its principal owners for 400,000 U.K. pounds Sterling (approximately $692,000) increasing SeaChange’s ownership percentage to 28% as of that date.

In the second quarter of fiscal 2005, the Business Development Agreement with ODG was amended to include a referral fee based upon a percentage of gross revenues, if any, that may be generated by SeaChange through the term of the agreement. SeaChange determined that this additional activity is not significant and did not require reconsideration as to whether ODG is a variable interest entity or whether SeaChange is the primary beneficiary of ODG.

Minerva. In January 2005, SeaChange entered into a Stock Purchase Agreement with Minerva Networks, Inc., a California based company specializing in software products for the telecommunications and television markets. As part of Minerva’s Series H preferred financing, SeaChange invested $1.0 million for 1.3 million shares of preferred stock of Minerva representing 2.5% of the total capital stock of Minerva. The preferred shares are convertible to 1.3 million shares of common stock under certain conditions as defined in the Stock Purchase Agreement. SeaChange accounts for this investment under the cost method of accounting.

At the time of the investment in Minerva, SeaChange entered into a Software License Agreement with Minerva in which SeaChange agreed to purchase from Minerva a license for its iTV manager Software and related source code for $3.8 million. The payment for the license and source code is conditional upon the acceptance of the software by SeaChange which is expected to be completed in the first quarter of fiscal 2006. The Company will capitalize the purchase of the license and source code and will amortize the amount over the expected life of the software license and source code starting with the first shipment of the product to a customer.

6.	Acquisition

On May 17, 2004, SeaChange acquired all of the outstanding stock of ZQ Interactive, Ltd., a company incorporated in the British Virgin Islands with its principal office in Shanghai, China, for $2.0 million in cash. According to the terms of the purchase agreement, $1.0 million was paid to the sellers at the signing of the purchase agreement and the remaining $1.0 million will be paid to the sellers in two equal annual installments of

SEACHANGE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

$500,000 on May 17, 2005 and 2006. The acquisition was accounted for under the purchase method of accounting. Accordingly, the financial position and results of operations of ZQ Interactive have been consolidated subsequent to the acquisition date. SeaChange allocated $56,000 of the purchase price to the acquired tangible net assets and liabilities including cash, accounts receivable, prepaid expenses and accounts payable. In addition, $520,000 of the purchase price was allocated to the acquired intellectual property. The Company determined the value of the intellectual property based on the net present value of the expected cash flows of the intellectual property over the expected life of five years. The intellectual property intangible asset will be amortized over a five year period on an accelerated basis as the assets will be consumed. The remaining purchase price of $1.6 million including acquisition costs of approximately $200,000 was determined to be goodwill, relating primarily to the assembled workforce and market synergies. The acquired assets are part of the broadband segment. The goodwill is not deductible for tax purposes. Pro forma results of operations are not presented as the amounts are not material to the Company’s consolidated financial statements.

7.	Loan to Affiliate

In January 2005, SeaChange executed a Secured Loan Agreement with Casa Systems, Inc. (“Casa”), a Massachusetts development stage company that specializes in VOD products within the telecommunications and television markets. The total loan commitment is $1.9 million to be drawn-down in various installments. The loan is to be paid-back in quarterly installments of principal plus 6 1/4% interest per annum, beginning with the first quarter ending March 31, 2006. The outstanding loan amount is secured by all of the assets of Casa. As of January 31, 2005, $750,000 of the loan commitment amount was outstanding and is included in other assets in the accompanying consolidated financial statements. SeaChange reviewed the loan commitment to Casa and determined that Casa was a VIE as defined by the accounting guidance of FIN No. 46R. SeaChange concluded that it was not the primary beneficiary in Casa and accordingly, SeaChange does not consolidate the financial statements of Casa.

In February 2005, SeaChange and Casa entered into a Supply Agreement in which Casa would provide certain products to SeaChange at agreed upon discounted prices. SeaChange was granted exclusive rights to sell these products in North America as long as it meets certain sales levels over the twelve month period following the acceptance of these products by SeaChange.

8.	Lines of Credit and Long-Term Bank Debt

In the third quarter of fiscal year 2002, SeaChange entered into a $10.0 million revolving line of credit with Citizens Bank (a subsidiary of The Royal Bank of Scotland Group plc) that expired in October 2003. In the fourth quarter of fiscal 2004, the Company renewed the revolving line of credit with Citizens Bank for a two year period and increased the committed amount from $10.0 million to $15.0 million. Loans made under this revolving line of credit bear interest at a rate per annum equal to the bank’s prime rate, 5.25% on January 31, 2005. As of January 31, 2005, SeaChange had no borrowings outstanding under this revolving line of credit. Borrowings under this line of credit are collateralized by substantially all of SeaChange’s assets. The loan agreement requires that SeaChange provide Citizens Bank with certain periodic financial reports and comply with certain financial ratios including a minimum level of earnings before interest, taxes and depreciation and amortization on a trailing twelve month basis when amounts are outstanding under the loan agreement. As of January 31, 2005, the Company was in compliance with the financial covenants.

In the third quarter of fiscal 2001, SeaChange entered into an agreement with Bank of New Hampshire to finance $1.2 million of the construction costs related to the purchase and renovation of a manufacturing mill in New Hampshire that SeaChange previously purchased in February 2000. During the construction period, interest

SEACHANGE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

accrued and was paid at a per annum rate of 8.875%. Upon occupancy of the building, the loan converted into two promissory notes whereby SeaChange paid principal and interest based upon a fixed interest rate of 8.875% per annum over a five and ten year period. Borrowings under the loan were collateralized by the land and buildings of the renovated mill. The loan agreement required that SeaChange provide the bank with certain periodic financial reports and comply with certain financial ratios. In the third quarter of fiscal 2004, SeaChange repaid $800,000, the remaining outstanding principal and interest under the loan.

9.	Income Taxes

The components of income (loss) before income taxes are as follows:

	Year ended January 31,
	2003	2004	2005
Domestic	$(12,213,000)	$8,450,000	$13,177,000
Foreign	(292,000)	280,000	(39,000)

	$(12,505,000)	$8,730,000	$13,138,000

The components of the income tax expense (benefit) are as follows:

	Year ended January 31,
	2003	2004	2005
Current expense (benefit):
Federal	$(1,082,000)	$2,052,000	$2,467,000
State	211,000	843,000	490,000
Foreign	70,000	225,000	243,000

	(801,000)	3,120,000	3,200,000

Deferred expense (benefit):
Federal	6,545,000	49,000	—
State	2,056,000	—	—
Foreign	125,000	—	—

	8,726,000	49,000	—

	$7,925,000	$3,169,000	$3,200,000

SEACHANGE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The components of deferred income taxes are as follows:

	January 31, 2004	January 31, 2005
Deferred tax assets:
Inventories	$1,637,000	$1,813,000
Allowance for doubtful accounts	586,000	249,000
Deferred revenue	2,951,000	1,540,000
Software	67,000	58,000
Accrued litigation reserve	3,700,000	3,710,000
Accrued expenses	205,000	258,000
Capitalized intangible costs	1,607,000	2,080,000
Research and development credit carryforwards	1,577,000	864,000
State net operating loss carryforwards	424,000	13,000
Foreign net operating loss carryforwards	269,000	354,000
Acquired net operating loss carryforwards and basis differences	3,361,000	3,361,000

Deferred tax assets	16,384,000	14,300,000
Less: Valuation allowance	14,453,000	11,496,000

Net deferred tax assets	$1,931,000	$2,804,000
Deferred tax liabilities:
Property and equipment	1,532,000	2,245,000
Intangibles	399,000	559,000

Deferred tax liabilities	1,931,000	2,804,000

Total net deferred tax assets	$—	$—

At January 31, 2004 and 2005, the Company provided a valuation allowance for the full amount of net deferred tax assets due to the uncertainty of realization of those assets as a result of the recurring and cumulative historical pre-tax losses from operations.

SeaChange continually reviews the adequacy of the valuation allowance for deferred tax assets. As a result of the cumulative pre-tax losses over previous fiscal years, including the significant loss incurred in fiscal 2003, SeaChange had determined that its deferred tax assets as of April 30, 2002 would not be realizable for financial reporting purposes. Accordingly, SeaChange recorded income tax expense of $7.4 million as a valuation allowance against all net deferred tax assets as of that date. As of January 31, 2005, the Company has maintained the full valuation allowance against its net deferred tax assets primarily due to the uncertainties related to the Company’s ability to continue to generate pre-tax income for fiscal 2006 and thereafter. If SeaChange continues to generate future pre-tax income, some portion or all of the valuation allowance would be reversed and a corresponding increase in net income would be reported in future periods.

SeaChange does not provide for U.S. federal income taxes on the earnings of its non-U.S. subsidiaries that are permanently reinvested in the operations outside the U.S. At January 31, 2005, undistributed earnings of approximately $433,000 are considered by SeaChange to be permanently invested in certain foreign subsidiaries. The amount of U.S. federal tax that would be owed if the profits were distributed is approximately $152,000.

At January 31, 2005, SeaChange had state net operating loss carryforwards of $370,000, which expire at various dates through 2023. Utilization of these net operating loss carryforwards may be limited pursuant to provisions of the respective local jurisdiction.

SEACHANGE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

At January 31, 2005, SeaChange had federal and state research and development credit carryforwards of $550,000 million and $380,000, respectively and state investment tax credit carryforwards of $136,000. The federal credit carryforwards will expire at various dates through 2024 if not utilized, while certain state credit carryforwards will expire at various dates through 2019 if not utilized and certain other state credit carryforwards may be carried forward indefinitely. Utilization of these credit carryforwards may be limited pursuant to provisions of the respective local jurisdiction.

The income tax expense (benefit) computed using the federal statutory income tax rate differs from SeaChange’s effective tax rate primarily due to the following:

	Year ended January 31,
	2003	2004	2005
Statutory U.S. federal tax rate	$(4,252,000)	$2,968,000	$4,650,000
State taxes after state tax credits, net of federal tax benefits	(887,000)	408,000	594,000
Change in valuation allowance on U.S. net deferred tax assets	14,759,000	354,000	(2,927,000)
Federal refund—tax benefit	(1,410,000)	—	—
Other	156,000	109,000	367,000
Alternative Minimum tax	—	—	638,000
Research and development tax credits	(441,000)	(670,000)	(122,000)

	$7,925,000	$3,169,000	$3,200,000

SeaChange’s effective tax rate was 63%, 36% and 24% in the years ended January 31, 2003, 2004 and 2005, respectively. Included in income tax expense for fiscal year 2005 was a $2.1 million benefit primarily related to the implementation of a tax law change relating to the tax treatment of deferred revenues which resulted in the realization of a deferred tax asset and a corresponding valuation allowance release as SeaChange began to follow that same method for both book and tax purposes for recognizing revenue for maintenance service contracts.

The American Jobs Creation Act of 2004 (the “Act”) was signed into law on October 22, 2004. The Act contains numerous amendments and additions to the U.S. corporate income tax rules. Among other things, the Act will provide a deduction with respect to income of certain U.S. manufacturing activities and allow for favorable taxing on repatriation of offshore earnings. The Company is currently in the process of evaluating whether or not, and to what extent, if any, this provision may benefit the Company as well as the financial impact of this Act, if any.

10.	Stockholders’ Equity

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

Reserved Shares

At January 31, 2005, SeaChange had 7,317,224 shares of common stock reserved for issuance upon the exercise of common stock options and the purchase of stock under the Employee Stock Purchase Plan.

SEACHANGE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11.	Stock Plans

Employee Stock Purchase Plan

In September 1996, SeaChange’s Board of Directors adopted and the stockholders approved an employee stock purchase plan (the “Stock Purchase Plan”), effective January 1, 1997 and amended on July 17, 2002 and July 16, 2003, which provides for the issuance of a maximum of 1,100,000 shares of common stock to participating employees who meet eligibility requirements. Employees who would immediately after the grant own 5% or more of the total combined voting power or value of SeaChange’s stock and directors who are not employees of SeaChange may not participate in the Stock Purchase Plan. The purchase price of the stock is 85% of the lesser of the average market price of the common stock on the first or last business day of each six-month plan period. During the fiscal years ended January 31, 2003, 2004 and 2005, 174,173, 152,433 and 107,579 shares of common stock, respectively, were issued under the Stock Purchase Plan. As of January 31, 2005, 316,185 shares are available under the Stock Purchase Plan for issuance.

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

Incentive stock options may be granted to employees at an exercise price per share of not less than the fair value per common share on the date of the grant (not less than 110% of the fair value in the case of holders of more than 10% of SeaChange’s voting stock). Nonqualified stock options may be granted to any officer, employee, director or consultant at an exercise price per share as determined by SeaChange’s Board of Directors. Grants of stock options to the Board of Directors under SeaChange’s 1995 Stock Option Plan are made pursuant to a policy under which each non-employee director receives a grant of 2,500 stock options per quarter.

Options granted under the 1995 Stock Option Plan generally expire ten years from the date of the grant (five years for incentive stock options granted to holders of more than 10% of SeaChange’s voting stock). As of January 31, 2005, 954,781 options were available for grant under the 1995 Stock Option Plan.

Director Option Plan

In June 1996, SeaChange’s Board of Directors adopted and the stockholders approved a director stock option plan (the “Director Option Plan”) which provides for the grant of options to full time directors of SeaChange to purchase a maximum of 45,000 shares of common stock under the Director Option Plan. Under the Director Option Plan, participating directors receive an option to purchase 5,062 shares of common stock per annum. Options granted under the Director Option Plan vest as to 33 1/3% of the shares underlying the option immediately upon the date of the grant, and vest as to an additional 8 1/3% of the shares underlying the option at the end of each of the next 8 quarters, provided that the optionee remains a director. Directors will also receive, on each three-year anniversary of such director’s option grant date, an additional option to purchase 5,062 shares of common stock, provided that such director continues to serve on the Board of Directors. All options granted under the Director Option Plan have an exercise price equal to the fair value of the common stock on the date of grant and a term of ten years from the date of grant. In May 2002, SeaChange’s Board of Directors terminated the director option plan and began granting stock options to the board of directors under the Company’s 1995 Stock Option Plan.

SEACHANGE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Transactions under the 1995 Stock Option Plan and the Director Option Plan during the years ended January 31, 2003, 2004 and 2005 are summarized as follows:

	Fiscal Year ended January 31, 2003		Fiscal Year ended January 31, 2004		Fiscal Year ended January 31, 2005
	Shares	Weighted average exercise price	Shares	Weighted average exercise price	Shares	Weighted average exercise price
Outstanding at beginning of period	3,409,508	$19.27	4,762,161	$16.32	5,548,346	$15.47
Granted	1,732,531	10.28	1,411,535	10.78	1,470,812	14.98
Exercised	(55,923)	3.69	(319,931)	6.85	(562,528)	8.06
Cancelled	(323,955)	18.41	(305,419)	15.51	(410,372)	19.23

Outstanding at end of period	4,762,161	$16.32	5,548,346	$15.47	6,046,258	$15.78

Options exercisable at end of period	1,849,756		2,586,792		3,071,694
Weighted average fair value of options granted during the period		$8.21		$9.04		$11.32

The following table summarizes information about employee and director stock options outstanding at January 31, 2005:

	Options outstanding at January 31, 2005			Options exercisable at January 31, 2005
	Number outstanding	Weighted average remaining contractual life (years)	Weighted average exercise price	Number exercisable	Weighted average exercise price
Range of exercise prices
$ 0.33 to 6.05	666,149	5.38	$5.28	476,158	$4.98
6.10 to 7.88	614,915	7.13	6.80	286,128	6.88
7.92 to 12.21	863,671	8.41	10.99	202,473	10.10
12.28 to 13.76	720,894	7.05	13.55	467,061	13.55
14.12 to 15.59	751,247	9.15	14.97	80,255	15.47
15.62 to 17.39	677,507	9.42	16.50	9,250	16.38
17.56 to 22.63	223,827	5.88	19.64	185,850	19.59
23.31 to 23.31	694,162	5.83	23.31	554,102	23.31
24.10 to 34.00	769,298	5.29	29.91	745,829	29.96
35.50 to 39.13	64,588	4.97	37.48	64,588	37.48

	6,046,258	7.16	$15.78	3,071,694	$18.05

SEACHANGE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12.	Commitments and Contingencies

SeaChange leases its operating facilities and certain office equipment under non-cancelable capital and operating leases, which expire at various dates through 2008. Rental expense under operating leases was approximately $1,378,000, $1,374,000 and $1,384,000 for the years ended January 31, 2003, 2004 and 2005, respectively. Future commitments under minimum lease payments as of January 31, 2005 are as follows:

	Capital	Operating
Fiscal Year ended January 31, 2006	$211,000	$1,241,000
2007	—	505,000
2008	—	372,000
2009	—	80,000

Minimum lease payments	211,000	$2,198,000

Less: Amount representing interest	2,000

	$209,000

SeaChange had non-cancelable minimum purchase commitments for inventories of approximately $7,631,000 at January 31, 2005.

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

On April 7, 2004, the District Court issued its Memorandum Opinion which sets forth its reasoning for the September 30, 2002 order. On April 29, 2004, the District Court entered a judgment denying nCube’s claim that the ‘312 patent is invalid. On May 5, 2004, nCube filed a notice of appeal purporting to appeal from the District Court’s April 29, 2004 judgment. The parties have now completed briefings and oral argument and that appeal remains pending.

SEACHANGE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

SEACHANGE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

The following is a summary of the accrued litigation reserve through January 31, 2005:

Estimated damages on the accused VOD shipments through April 30, 2002	$2,787,000
Estimated treble damages on the accused VOD shipments through April 30, 2002	5,574,000
Estimated legal fees (including write-off of capitalized legal costs and nCube legal fees)	5,621,000
Accrued interest on estimated damages and treble damages through April 30, 2002	418,000

Total charges recorded as of April 30, 2002	14,400,000
Additional accrued interest on estimated damages and treble damages through January 31, 2003	261,000
Adjustment to litigation reserve based on March 31, 2003 court order and April 8, 2003 court filing	(3,537,000)
Legal expenses paid through January 31, 2003	(3,621,000)

Accrued litigation reserve as of January 31, 2003	7,503,000
Additional accrued interest on estimated damages and treble damages through January 31, 2004	101,000

Accrued litigation reserve as of January 31, 2004	7,604,000
Additional accrued interest on estimated damages and treble damages through January 31, 2005	77,000

Accrued litigation reserve as of January 31, 2005	$7,681,000

This reserve reflects SeaChange’s best estimate of SeaChange’s exposure based on information currently available. However, SeaChange believes that any liability ultimately incurred after pursuing all legal options will not likely exceed the accrued litigation reserve as of January 31,2005, except for ongoing legal fees associated with the dispute and additional interest on the awarded damages, which will be charged to operations. Other than the payment of SeaChange’s legal fees, any payment of the other recorded charges will only occur in the event that the jury verdict is upheld in appeal. SeaChange has appealed the district court’s judgment to the United

SEACHANGE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

States Court of Appeals for the Federal Circuit. Any injunctive relief against SeaChange will not be determined until after appeal. In the event that the court issues an injunction prohibiting SeaChange from selling the accused video-on-demand products, SeaChange believes that such injunction would have a minimal impact on SeaChange’s ability to ship products and meet customer demands because SeaChange has implemented a revised version of the software which SeaChange believes does not infringe the nCube `804 patent.

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

C-COR Incorporated has publicly announced that, effective December 31, 2004, it acquired substantially all of the assets of nCube. We do not anticipate any impact of this transaction on the above-described litigation, other than that the opposing side to SeaChange will now be C-COR Incorporated.

Securities Class Action Litigation

From October 30, 2002 to January 13, 2003, six purported securities class action lawsuits, all alleging nearly identical claims, were filed in the United States District Court for the District of Massachusetts against SeaChange, Morgan Stanley & Co. Incorporated, Thomas Weisel Partners LLC, RBC Dain Rauscher, Inc., William C. Styslinger, III, William Fiedler, Martin R. Hoffmann, Thomas F. Olson and Carmine Vona. On April 3, 2003, the Court consolidated these complaints into one action captioned: In re SeaChange International, Inc., et al. Securities Litigation, Civil Action No. 02-12116-DPW. On May 16, 2003, the plaintiffs filed a consolidated and amended class action complaint (the “Complaint”). In the Complaint, the plaintiffs allege that the defendants violated Sections 11 and/or 12(2) of the Securities Act of 1933 (the “Securities Act”), and in the case of the individual defendants Section 15 of the Securities Act, in connection with the stock offering that SeaChange completed on January 31, 2002. The Complaint seeks damages in an unspecified amount, together with interest thereon, recissory damages, reimbursement of costs and expenses, and further relief that the court may determine to be appropriate. SeaChange believes that the allegations in the Complaint are without merit. On July 18, 2003, SeaChange and the individual defendants filed a motion to dismiss all claims in their entirety, with prejudice. The lead plaintiff’s opposition to the motion to dismiss was filed on September 12, 2003, and the defendants’ reply memorandum was filed on October 8, 2003. A hearing on the motion to dismiss took place on January 16, 2004. On February 6, 2004, Judge Woodlock of the United States District Court for the District of Massachusetts issued a memorandum granting the motion to dismiss all claims asserted against the Company and the individual defendants, and an order of dismissal was entered by the court on February 9, 2004. On February 19, 2004, the lead plaintiff filed a notice of appeal to the United States Court of Appeals for the First Circuit from the memorandum and order granting the motion to dismiss all claims in their entirety. On February 8, 2005, the United States Court of Appeal dismissed this appeal.

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

SeaChange warrants that its products, including software products, will substantially perform in accordance with its standard published specifications in effect at the time of delivery. Most warranties have at least a one year duration commencing from installation. In addition, SeaChange provides maintenance support to all customers and therefore allocates a portion of the systems purchase price to the initial warranty period and recognizes revenue on a straight line basis over that warranty period related to both the warranty obligation and the maintenance support agreement. When SeaChange receives revenue for extended warranties beyond the standard duration, it is deferred and recognized on a straight line basis over the contract period. Related costs are expensed as incurred. As of January 31, 2004 and 2005, SeaChange had revenue deferrals related to initial and extended warranties of $14.6 million and $18.5 million, respectively, in deferred revenue.

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

SeaChange sponsors a 401(k) retirement savings plan (the “Plan”). Participation in the Plan is available to full-time employees who meet eligibility requirements. Eligible employees may contribute up to 25% of their annual salary (15% prior to January 1, 2002), subject to certain limitations. SeaChange matches contributions up to 25% of the first 6% of compensation contributed by the employee to the Plan. During the fiscal years ended January 31, 2003, 2004 and 2005, SeaChange contributed $384,000, $380,000 and $439,000, respectively, to the Plan.

14.	Comcast Equity Investment and Video-On-Demand Purchase Agreements

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

In the second quarter of fiscal 2003, SeaChange issued Comcast 15,235 incentive common stock purchase warrants based on the number of cable subscribers in excess of the first one million subscribers that will be served by SeaChange equipment. The exercise price of the incentive common stock purchase warrants of $11.94 was based on the average closing market price of SeaChange’s common stock for the fifteen trading days ending on the agreed upon determination date of April 26, 2002. SeaChange recorded a contra-equity amount of $126,000 representing the fair value of the additional incentive common stock purchase warrants issued. In August 2002, SeaChange issued Comcast an additional 887 incentive common stock purchase warrants based on the number of cable subscribers in excess of the first one million subscribers that will be served by SeaChange equipment. The exercise price of the incentive common stock purchase warrants of $8.01 was based on the average closing market price of SeaChange common stock for the fifteen trading days ending on the

SEACHANGE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

determination date of June 30, 2002. SeaChange recorded $6,000 as an offset to gross product revenue representing the fair value of the 887 additional incentive common stock purchase warrants issued. From July 1, 2002 through October 31, 2003, Comcast earned the remaining 433,878 incentive common stock purchase warrants available under the video-on-demand purchase agreement. The estimated fair value of the common stock purchase warrants was based on the average closing market price of SeaChange’s common stock for the last fifteen trading days ended on each of the determination dates of December 31, 2002, June 30, 2003 and December 31, 2003, the final determination date of the agreement.

In the third quarter of fiscal 2005, SeaChange issued Comcast the remaining 433,878 incentive common stock purchase warrants. The original estimate of the value of the warrants was based on management’s determination that Comcast earned the incentive common stock warrants when SeaChange’s VOD equipment was delivered to Comcast and SeaChange recorded the revenue. SeaChange agreed to revise the number of incentive common stock purchase warrants that were earned and issuable as of each of the determination dates. As a result of this revised agreement, SeaChange determined that the value of the incentive common stock purchase warrants was lower than the amount that was previously recorded, which resulted in a $1.1 million reduction in the accrual estimate and an increase in product revenues in the accompanying income statement.

During the fiscal years ended January 31, 2003, 2004, and 2005, SeaChange recorded $1.7 million, $3.8 million and $0, respectively, as an offset to gross product revenue, which represented the amortization of the deferred equity discount related to the first one million subscribers and the estimated fair value of the additional incentive common stock purchase warrants earned by Comcast based on the number of cable subscribers in excess of the first one million subscribers that will be served by SeaChange equipment. At January 31, 2005, SeaChange has no remaining obligations related to the Comcast equity investment.

15.	Subsequent Event

In February 2005, SeaChange entered into a Stock Purchase Agreement with InSite One, Inc. (“InSite”), an off-site medical imaging and data services company. As part of the agreement, SeaChange invested $2.0 million for 5.9 million shares of 8% cumulative convertible preferred stock of InSite representing approximately 11% of the total capital stock of Insite. The preferred shares are convertible to common stock based upon conversion factors subject to adjustment as defined in the agreement. In conjunction with the Stock Purchase Agreement, SeaChange and InSite entered into a Master Purchase Agreement in which InSite agreed to purchase SeaChange video-on-demand products and services under the terms and conditions defined in the agreement.

Schedule II

SEACHANGE INTERNATIONAL, INC.

VALUATION OF QUALIFYING ACCOUNTS AND RESERVES

	Balance at beginning of period	Charged to costs and expenses		Deductions and write-offs	Recovery	Balance at end of period
Accounts Receivable Allowance:
Year ended January 31, 2003	$859,000		$1,203,000	$(625,000)	$—	$1,437,000
Year ended January 31, 2004	$1,437,000		$350,000	$(240,000)	$(350,000)	$1,197,000
Year ended January 31, 2005	$1,197,000		$200,000	$(434,000)	$(314,000)	$649,000

	Balance at beginning of period	Additions		Deletions	Adjustments	Balance at end of period
Valuation Allowance:
Year ended January 31, 2003	$3,361,000		$11,158,000	$	$	$14,519,000
Year ended January 31, 2004	$14,519,000	$		$(66,500)	$	$14,452,500
Year ended January 31, 2005	$14,452,500	$		$(2,956,500)	$	$11,496,000

S-1