Form 10-Q
period 2005-04-30
SEACHANGE INTERNATIONAL INC
filed 2005-06-09
CIK 1019671

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2005

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

The number of shares outstanding of the registrant’s Common Stock on June 8, 2005 was 28,382,923.

SEACHANGE INTERNATIONAL, INC.

ITEM I. Financial Statements

SEACHANGE INTERNATIONAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	April 30, 2005	January 31, 2005
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$77,389	$93,561
Marketable securities	22,286	26,052
Restricted cash	1,000	1,000
Accounts receivable, net of allowance for doubtful accounts of $463 at April 30, 2005 and $649 at January 31, 2005	29,762	25,047
Inventories	22,851	19,458
Income taxes receivable	3,954	4,085
Prepaid expenses and other current assets	7,606	4,665

Total current assets	164,848	173,868
Property and equipment, net	16,019	15,814
Marketable securities	17,933	14,299
Investments in affiliates	7,491	4,661
Intangible assets, net	421	480
Goodwill	1,882	1,882
Other assets	3,555	1,301

	$212,149	$212,305

Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of lines of credit and obligations under capital lease	$105	$209
Accounts payable	12,039	10,717
Income taxes payable	1,962	2,575
Accrued litigation reserve	7,705	7,681
Other accrued expenses	5,636	4,611
Customer deposits	266	165
Deferred revenue	20,020	21,342

Total current liabilities	47,733	47,300
Commitments and contingencies (Note 11)
Stockholders’ equity:
Convertible preferred stock, 5,000,000 shares authorized, none outstanding	—	—
Common stock, $.01 par value; 100,000,000 shares authorized; 28,182,826 and 28,174,946 shares issued and outstanding at April 30, 2005 and January 31, 2005, respectively	282	282
Additional paid-in capital	174,510	174,455
Accumulated deficit	(10,033)	(9,455)
Accumulated other comprehensive loss	(343)	(277)

Total stockholders’ equity	164,416	165,005

	$212,149	$212,305

The accompanying notes are an integral part of these condensed consolidated financial statements.

SEACHANGE INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Three months ended
	April 30, 2005	April 30, 2004
	(unaudited)
Revenues:
Systems	$20,067	$31,176
Services	11,445	10,463

	31,512	41,639

Cost of revenues:
Systems	11,523	16,964
Services	6,481	5,889

	18,004	22,853

Gross profit	13,508	18,786

Operating expenses:
Research and development	7,880	7,074
Selling and marketing	5,006	4,175
General and administrative	2,672	2,684

	15,558	13,933

Income (loss) from operations	(2,050)	4,853
Interest income	568	539
Interest expense	(7)	(17)

Income (loss) before income taxes and equity income (loss) in earnings of affiliates	(1,489)	5,375
Income tax expense (benefit)	(581)	2,138
Equity income (loss) in earnings of affiliates	330	(30)

Net income (loss)	$(578)	$3,207

Basic income (loss) per share	$(0.02)	$0.12

Diluted income (loss) per share	$(0.02)	$0.11

Weighted average common shares outstanding:
Basic	28,179	27,341

Diluted	28,179	28,806

The accompanying notes are an integral part of these condensed consolidated financial statements.

SEACHANGE INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

(in thousands)

	Three months ended
	April 30, 2005	April 30, 2004
	(unaudited)
Cash flows from operating activities:
Net income (loss)	$(578)	$3,207
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	1,659	1,821
Equity (income) loss in earnings of affiliates	(330)	30
Inventory valuation charge	95	456
Amortization of premiums on marketable securities	112	—
Changes in operating assets and liabilities:
Accounts receivable	(4,715)	(18,886)
Inventories	(4,319)	57
Prepaid expenses and other assets	(3,414)	(529)
Accounts payable	1,322	9,823
Accrued litigation reserve	24	5
Other accrued expenses	1,025	1,588
Customer deposits	101	69
Deferred revenue	(1,322)	3,725
Income taxes payable	(613)	999

Net cash provided by (used in) operating activities	(10,953)	2,365

Cash flows from investing activities:
Purchases of property and equipment	(974)	(852)
Purchases of marketable securities	(5,053)	(528)
Sales of marketable securities	5,007	—
Investments in affiliates	(2,500)	—
Loan to affiliate	(1,650)	—

Net cash used in investing activities	(5,170)	(1,380)

Cash flows from financing activities:
Repayment of obligations under capital lease	(104)	(98)
Proceeds from issuance of common stock	55	696

Net cash provided by (used in) financing activities	(49)	598

Net increase (decrease) in cash and cash equivalents	(16,172)	1,583
Cash and cash equivalents, beginning of period	93,561	81,497

Cash and cash equivalents, end of period	$77,389	$83,080

Supplemental disclosure of noncash financing and investing activities
Transfer of items originally classified as equipment to inventories	$3	$52
Transfer of items originally classified as inventories to equipment	$831	$166

The accompanying notes are an integral part of these condensed consolidated financial statements.

SEACHANGE INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of SeaChange International, Inc. and its subsidiaries (“SeaChange” or the “Company”). SeaChange believes that the unaudited condensed consolidated financial statements reflect all adjustments (consisting of only normal recurring adjustments), necessary for a fair statement of SeaChange’s financial position, results of operations and cash flows at the dates and for the periods indicated. The results of operations for the periods presented are not necessarily indicative of results expected for the full fiscal year or any other future periods. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes for the year ended January 31, 2005, included in SeaChange’s Annual Report on Form 10-K for such fiscal year. The balance sheet at January 31, 2005 was derived from audited financial statements. Certain reclassifications have been made to conform the prior period amounts to the current period presentation, including the reclassification of auction rate securities (ARS) as short-term investments instead of cash and equivalents in accordance with guidance issued by the Securities and Exchange Commission. Accordingly, an adjustment has been made to the Consolidated Statement of Cash Flows for the period ended April 30, 2004, to reflect the gross purchases and sales of these securities as investing activities rather than as a component of cash and cash equivalents.

2. Revenue Recognition and Allowance for Doubtful Accounts

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

SEACHANGE INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

3. Stock Compensation

SeaChange accounts for its stock option plans and stock purchase plan under the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” (“APB 25”) and related interpretations and provides pro forma footnote disclosures as though the fair value method under SFAS No. 123, “Accounting for Stock-Based Compensation,” (“SFAS 123”), as amended by SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure, An Amendment of SFAS No. 123”, was followed. Non-employee stock awards are accounted for in accordance with SFAS 123 and Emerging Issues Task Force Issue No. 96-18, “Accounting for Equity Instruments That are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services”. SeaChange’s employee stock purchase plan is a non-compensatory plan and its stock option plans are accounted for using the intrinsic value method under the provisions of APB 25. Had compensation for SeaChange’s stock based compensation plans been accounted for under the fair value method as proscribed by SFAS No. 123, the amounts reported in the Condensed Consolidated Statements of Operations for the three months ended April 30, 2005 and 2004, would have been:

	Three months ended
	April 30, 2005	April 30, 2004
	(in thousands, except per share data)
Net income (loss), as reported	$(578)	$3,207
Less: Stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	1,900	1,856

Pro forma net income (loss)	$(2,478)	$1,351

Basic income (loss) per share
As reported	$(0.02)	$0.12
Pro forma	$(0.09)	$0.05
Diluted income (loss) per share
As reported	$(0.02)	$0.11
Pro forma	$(0.09)	$0.05

The fair value of each option granted was estimated on the date of grant assuming a weighted average volatility factor of 100% for the three months ended April 30, 2004 and 85% for the three months ended April 30, 2005. Additional weighted average assumptions used for grants during the three months ended April 30, 2004 and April 30, 2005, included: dividend yield of 0.0% for both periods; risk-free interest rates of 2.5% for options granted during the three months ended April 30, 2004; 3.1% for options granted during the three months ended April 30, 2005; and an expected option term of 7.5 years for all periods.

Because additional option grants are expected to be made each period and options vest over several periods, the above pro forma disclosures are not representative of pro forma effects on reported net income (loss) for future periods.

4. Earnings (Loss) Per Share

Earnings (loss) per share is presented in accordance with SFAS No. 128, “Earnings Per Share”, (“SFAS 128”) which requires the presentation of “basic” earnings (loss) per share and “diluted” earnings (loss) per share. Basic earnings (loss) per share is computed by dividing earnings available to common shareholders by the weighted-average shares of common stock outstanding during the period. For the purposes of calculating diluted earnings (loss) per share, the denominator includes both the weighted average number of shares of common stock outstanding during the period and the weighted average number of shares of potential common stock, such as stock options and warrants, calculated using the treasury stock method.

All options outstanding for the three months ended April 30, 2005 were antidilutive based on the Company’s net loss. The number of options that were antidilutive at April 30, 2005 include 6,104,680 shares whose dilutive effect was not included in the calculation as a result of the Company’s net loss. For the three months ended April 30, 2004, 2,285,532 of common shares issuable upon the exercise of stock options have been excluded from the diluted income per share computation as the exercise prices of these options were above the market price of the common stock during the period indicated.

SEACHANGE INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Below is a summary of the shares used in calculating basic and diluted income per share for the periods indicated:

	Three months ended
	April 30, 2005	April 30, 2004
	(in thousands)
Weighted average shares used in calculating earnings per share—Basic	28,179	27,341
Dilutive common stock options	—	1,326
Common stock warrants	—	139

Weighted average shares used in calculating earnings per share—Diluted	28,179	28,806

5. Inventories

Inventories consist of the following:

	April 30, 2005	January 31, 2005
	(in thousands)
Components and assemblies	$15,068	$15,315
Finished products	7,783	4,143

	$22,851	$19,458

6. Comprehensive Income

SeaChange’s comprehensive income (loss) was as follows:

	Three months ended
	April 30, 2005	April 30, 2004
	(in thousands)
Net income (loss)	$(578)	$3,207
Other comprehensive income (expense), net of tax:
Foreign currency translation adjustment, net of tax	(1)	—
Unrealized gain (loss) on marketable securities, net of tax of $26 and $118, respectively	(40)	(177)

Other comprehensive loss	(41)	(177)

Comprehensive income (loss)	$(619)	$3,030

7. Income Taxes

For the three months ended April 30, 2005, SeaChange recorded an income tax benefit of $581,000, at an annual effective income tax rate of 39%. During the three months ended April 30, 2004, SeaChange recorded income tax expense of $2.1 million, at an annual effective income tax rate of 40%. As of April 30, 2005, the Company has maintained the full valuation allowance against its net deferred tax assets primarily due to the uncertainties related to the Company’s ability to generate sufficient pre-tax income for fiscal 2006 and thereafter. SeaChange has experienced a decline in revenues in the fourth quarter of fiscal 2005 and the first quarter of fiscal 2006 attributable to a decline in video-on-demand systems revenues which has resulted in lower gross margins and net losses in these periods. If SeaChange generates sufficient future pre-tax income, some portion or all of the valuation allowance would be reversed and a corresponding increase in net income would be reported in future periods.

8. Segment Information

SeaChange has three reportable segments: broadband systems, broadcast systems and services. The broadband systems segment develops, markets and sells products to digitally manage, store and distribute digital video for cable system operators and telecommunications companies. The broadcast systems segment develops, markets and sells products for the storage, archival, on-air playback of advertising and other video programming for the broadcast television industry. The services segment provides installation, training, product maintenance and technical support for all of the above systems and movie content, which is distributed by the broadband product segment. SeaChange does not measure the assets allocated to the segments, other than the intangible assets and goodwill (see Note 10) in connection with its acquisitions. SeaChange measures profitability of the segments based on their respective gross profits.

SEACHANGE INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

There were no inter-segment sales or transfers. Long-lived assets are principally located in the United States. The following summarizes the revenues and cost of revenues by reportable segment:

	Three months ended
	April 30, 2005	April 30, 2004
	(in thousands)
Revenues
Broadband	$18,221	$28,371
Broadcast	1,846	2,805
Services	11,445	10,463

Total	$31,512	$41,639

Costs of revenues
Broadband	$9,929	$15,003
Broadcast	1,594	1,961
Services	6,481	5,889

Total	$18,004	$22,853

Gross profit
Broadband	$8,292	$13,368
Broadcast	252	844
Services	4,964	4,574

Total	$13,508	$18,786

The following summarizes revenues by geographic locations:

Revenues
United States of America	$21,427	$35,490
Canada and South America	2,386	2,500
Europe	6,112	2,358
Asia Pacific and rest of world	1,587	1,291

Total	$31,512	$41,639

The following summarizes revenues by significant customer where such revenue exceeded 10% of total revenues for the indicated period:

	Three months ended
	April 30, 2005	April 30, 2004
Customer A	33%	56%
Customer B	13%	—

International sales accounted for approximately 32% and 15% of total revenues in the three-month periods ended April 30, 2005 and April 30, 2004, respectively. For the three month periods ended April 30, 2005 and 2004, substantially all sales of the Company’s systems were made in United States dollars. Therefore, SeaChange has not experienced any material impact from fluctuations in foreign currency exchange rates on our results of operations or financial position. If this practice changes in the future, the Company will reevaluate its foreign currency exchange rate risk.

At April 30, 2005, one customer accounted for 30% and one customer accounted for 14% of the accounts receivable balance, and at January 31, 2005, one customer accounted for 15% and two customers accounted for 14%, respectively, of SeaChange’s accounts receivable balance.

9. Acquisitions

On April 15, 2005, SeaChange entered into a purchase agreement with Liberate Technologies to acquire substantially all of the assets of Liberate’s business outside of North America. Liberate Technologies is a leading provider of software for digital cable systems. Under the terms of the agreement, SeaChange will be assigned certain customer contracts, will receive patents and other intellectual property, and will assume certain limited liabilities related to Liberate’s business outside of North America in exchange for approximately $25.5 million in cash consideration, which is subject to certain adjustments for interim operations prior to closing. The closing of the transaction is subject to certain conditions, including approval by the stockholders of Liberate Technologies. The agreement is expected to be submitted to the shareholders of Liberate Technologies for approval in June 2005.

SEACHANGE INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

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

10. Goodwill and Intangible Assets

At April 30, 2005, the Company had goodwill of $1.9 million. Goodwill is reported as part of the broadband reporting segment.

The Company’s intangible assets consist of patent costs and intellectual property, which are part of the broadband reporting segment. At April 30, 2005, the gross carrying value of these intangible assets was $6.2 million and the accumulated amortization was $5.8 million. At January 31, 2005, the gross carrying value of these intangible assets was $6.2 million and the accumulated amortization was $5.7 million. SeaChange’s intangible assets are amortized on both a straight-line and accelerated basis over a period of up to 5 years, reflecting the expected period that the assets will be consumed. Amortization expense for intangible assets was $59,000 and $400,000 for the three months ended April 30, 2005 and 2004, respectively. Amortization expense is estimated to be approximately $235,000 in fiscal 2006, $175,000 in fiscal 2007, $50,000 in fiscal 2008, $20,000 in fiscal 2009 and $0 in fiscal 2010.

11. Commitments and Contingencies

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

SEACHANGE INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

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

SEACHANGE INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

The following is a summary of the accrued litigation reserve through April 30, 2005:

Estimated damages on the accused VOD shipments through April 30, 2002	$2,787,000
Estimated treble damages on the accused VOD shipments through April 30, 2002	5,574,000
Estimated legal fees (including write-off of capitalized legal costs and nCube legal fees)	5,621,000
Accrued interest on estimated damages and treble damages through April 30, 2002	418,000

Total charges recorded as of April 30, 2002	14,400,000
Additional accrued interest on estimated damages and treble damages through January 31, 2003	261,000
Adjustment to litigation reserve based on March 31, 2003 court order and April 8, 2003 court filing	(3,537,000)
Legal expenses paid through January 31, 2003	(3,621,000)

Accrued litigation reserve as of January 31, 2003	7,503,000
Additional accrued interest on estimated damages and treble damages through January 31, 2004	101,000

Accrued litigation reserve as of January 31, 2004	7,604,000
Additional accrued interest on estimated damages and treble damages through January 31, 2005	77,000

Accrued litigation reserve as of January 31, 2005	7,681,000
Additional accrued interest on estimated damages and treble damages through April 30, 2005	24,000

Accrued litigation reserve as of April 30, 2005	$7,705,000

This reserve reflects SeaChange’s best estimate of SeaChange’s exposure based on information currently available. However, SeaChange believes that any liability ultimately incurred after pursuing all legal options will not likely exceed the accrued litigation reserve as of April 30, 2005, except for ongoing legal fees associated with the dispute and additional interest on the awarded damages, which will be charged to operations. Other than the payment of SeaChange’s legal fees, any payment of the other recorded charges will only occur in the event that the jury verdict is upheld in appeal. SeaChange has appealed the district court’s judgment to the United States Court of Appeals for the Federal Circuit. Any injunctive relief against SeaChange will not be determined until after appeal. In the event that the court issues an injunction prohibiting SeaChange from selling the accused video-on-demand products, SeaChange believes that such injunction would have a minimal impact on SeaChange’s ability to ship products and meet customer demands because SeaChange has implemented a revised version of the software which SeaChange believes does not infringe the nCube `804 patent.

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

(unaudited)

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

SeaChange enters into agreements in the ordinary course of business with customers, resellers, distributors, integrators and suppliers. Most of these agreements require SeaChange to defend and/or indemnify the other party against intellectual property infringement claims brought by a third party with respect to SeaChange’s products. From time to time, SeaChange also indemnifies customers and business partners for damages, losses and liabilities they may suffer or incur relating to personal injury, personal property damage, product liability, and environmental claims relating to the use of SeaChange’s products and services or resulting from the acts or omissions of SeaChange, its employees, authorized agents or subcontractors. For example, in a letter dated May 16, 2005 from Cablevision Systems Corp. and in a letter dated May 19, 2005 from Time Warner Cable, Inc., both SeaChange customers, SeaChange was notified that each party was served on May 3, 2005 and April 25, 2005 respectively with a complaint by Acacia Media Technologies, Corp. for allegedly infringing U.S. Patent Nos.: 5,132,992; 5,253,275; 5,550,863; and 6,144,702 by providing broadcast video and video-on-demand services to end user customers. Both customers have requested SeaChange’s support under its indemnification obligations. SeaChange is reviewing its potential obligations under its indemnification agreements with these customers, in view of the claims by Acacia and the indemnity obligations to these customers from other vendors that also provided equipment and services to these customers.

SeaChange warrants that its products, including software products, will substantially perform in accordance with its standard published specifications in effect at the time of delivery. Most warranties have at least a one year duration commencing from installation. In addition, SeaChange provides maintenance support to all customers and therefore allocates a portion of the systems purchase price to the initial warranty period and recognizes revenue on a straight line basis over that warranty period related to both the warranty obligation and the maintenance support agreement. When SeaChange receives revenue for extended warranties beyond the standard duration, it is deferred and recognized on a straight line basis over the contract period. Related costs are expensed as incurred. As of April 30, 2005 and January 31, 2005, SeaChange had revenue deferrals related to initial and extended warranties of $17.2 million and $18.5 million, respectively.

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

With respect to its agreements covering product, business or entity divestitures and acquisitions, SeaChange provides certain representations and warranties and agrees to indemnify and hold such purchasers harmless against breaches of such representations, warranties and covenants. Many of the indemnification claims have a definite expiration date while some remain in force indefinitely. With respect to its acquisitions, SeaChange may, from time to time, assume the liability for certain events or occurrences that took place prior to the date of acquisition.

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

12. Investments in Affiliates

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

At the time of the investment in Minerva, SeaChange entered into a Software License Agreement with Minerva in which SeaChange agreed to purchase from Minerva a license for its iTV manager Software and related source code for $3.8 million. The payment for the license and source code is conditional upon the acceptance of the software by SeaChange which was completed at the beginning of the second quarter of fiscal 2006. The Company will capitalize the purchase of the license and source code and will amortize the amount over the expected life of the software license and source code starting with the first shipment of the product to a customer.

SEACHANGE INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Insite One. In February 2005, SeaChange entered into a Stock Purchase Agreement with InSite One, Inc. (“InSite”), an off-site medical imaging and data services company. As part of the agreement, SeaChange invested $2.0 million for 5.9 million shares of 8% cumulative convertible preferred stock of InSite, which represents approximately 11% of the total capital stock of the Company. The preferred shares are convertible to common stock based upon defined conversion factors subject to adjustment as defined in the agreement. SeaChange accounts for this investment under the cost method of accounting. In conjunction with the Stock Purchase Agreement, SeaChange and InSite entered into a Master Purchase Agreement in which InSite agreed to purchase SeaChange video-on-demand products and services under the terms and conditions defined in the agreement.

13. Loan to Affiliate

In January 2005, SeaChange executed a Secured Loan Agreement with Casa Systems, Inc. (“Casa”), a Massachusetts development stage company that specializes in VOD products within the telecommunications and television markets. The original total loan commitment was $1.9 million to be drawn-down in various installments and at the end of fiscal year 2005, Casa had drawn down $750,000. During the first quarter, the total loan commitment was increased to $2.4 million, and Casa drew down the remaining $1.7 million. As of April 30, 2005, the entire loan commitment of $2.4 million was outstanding and is included in other assets in the accompanying consolidated financial statements. The loan is to be paid back in quarterly installments of principal plus 6 1/4% interest per annum, beginning with the first quarter ending March 31, 2006. The outstanding loan amount is secured by all of the assets of Casa. SeaChange reviewed the original loan commitment to Casa and determined that Casa was a VIE as defined by the accounting guidance of FIN No. 46R. SeaChange concluded that it was not the primary beneficiary in Casa. SeaChange also determined that the increase in the loan commitment is not significant and did not require reconsideration as to whether Casa is a variable interest entity or whether Seachange is the primary beneficiary of Casa.

In February 2005, SeaChange and Casa entered into a Supply Agreement in which Casa would provide certain products to SeaChange at agreed upon prices, which are at fair value. SeaChange was granted exclusive rights to sell these products in North America as long as it meets certain sales levels over the twelve month period following the acceptance of these products by SeaChange. SeaChange determined that this additional activity is not significant and did not require reconsideration as to whether Casa is a variable interest entity or whether SeaChange is the primary beneficiary of Casa.

14. Subsequent Event

On May 26, 2005, SeaChange became committed to purchase for $8.9 million real property located at 50 Nagog Park Drive in Acton, Massachusetts pursuant to a Purchase and Sale Agreement dated April 29, 2005 with LB February 2005 Nagog Park Drive LLC. The building on the property is approximately 120,000 square feet, and this site will be the Company’s new corporate headquarters. All operations and personnel currently located at the facility in Maynard, Massachusetts will be relocated to the new property in Acton, Massachusetts. An initial deposit of $500,000, which was paid in April 2005 and which is part of the total purchase price, is being held in escrow until the closing of the transaction. The closing is scheduled for June 9, 2005.

New Accounting Pronouncements

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

SEACHANGE INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

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

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Factors That May Affect Future Results

Any statements contained in this Form 10-Q that do not describe historical facts may constitute forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. These statements relate to future events or our future financial performance and are identified by words such as “may,” “will,” “could,” “should,” “expect,” “plan,” “intend,” “seek,” “anticipate,” “believe,” “estimate,” “potential,” or “continue” or other comparable terms or the negative of those terms. Forward-looking statements in this Form 10-Q include certain statements regarding the effect of certain accounting standards on our financial position and results of operations, the effect of certain legal claims against us, projected changes in our revenues, earnings and expenses, exchange rate sensitivity, interest rate sensitivity, liquidity, product introductions and general market conditions. Our actual future results may differ significantly from those stated in any forward-looking statements. Any such forward-looking statements contained herein are based on current expectations, but are subject to a number of risks and uncertainties that may cause actual results to differ materially from expectations. The factors that could cause actual future results to differ materially from current expectations include the following: the continued growth, development and acceptance of the video-on-demand market; the loss of one of our large customers; the cancellation or deferral of purchases of our products; the length of our sales cycles; a decline in demand or average selling price for our broadband products; our ability to manage our growth; our ability to protect our intellectual property rights and the expenses that may be incurred by us to protect our intellectual property rights; an unfavorable result of current or future litigation, including our current patent litigation with nCube Corp.; content providers limiting the scope of content licensed for use in the video-on-demand market; our ability to introduce new products or enhancements to existing products; our dependence on certain sole source suppliers and third-party manufacturers; our ability to compete in our marketplace; our ability to respond to changing technologies; the risks associated with international sales; the performance of companies in which we have made equity investments, including the ON Demand Group Limited and Visible World; our ability to integrate the operations of acquired subsidiaries; changes in the regulatory environment; our ability to hire and retain highly skilled employees; and increasing social and political turmoil. Further information on factors that could cause actual results to differ from those anticipated is detailed in various filings made by us from time to time with the Securities and Exchange Commission, including but not limited to, those appearing under the caption “Certain Risk Factors That May Affect Our Business” in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 15, 2005. Any forward-looking statements should be considered in light of those factors.

Overview

We are a leading developer, manufacturer and marketer of digital video storage, management and streaming systems, which automate the distribution of video content, such as movies, television programs, games, and advertising.

SEACHANGE INTERNATIONAL, INC.

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

In the three months ended April 30, 2005, our total revenues decreased 24% to $31.5 million from the same period in 2004 compared to 20% growth to $41.6 million in the three months ended April 30, 2004 compared to the same period in 2003. The decline in revenues is primarily attributed to our broadband segment, in which video-on-demand systems revenues fell 38% to $15.6 million in the three months ended April 30, 2005 over the same period in 2004 but grew 42% to $25.2 million in the three months ended April 30, 2004 compared to the three months ended April 30, 2003. This decline in systems revenues reflects the decline in demand for video-on-demand systems by U.S. cable operators, including a significant decline in revenues from our largest customer, offset in part by increased revenues from the initial deployment of video-on-demand systems in Europe. Services revenues continued to grow by 9% to $11.4 million in the three months ended April 30, 2005 over the same period in 2004 and 19% in the three months ended April 30, 2004 compared to the same period in the previous year. This sustained growth is primarily attributed to providing technical support and maintenance services to an expanding base of equipment installed at customer sites.

Our advertising systems revenues, which are included in our broadband segment, decreased 18% to $2.6 million in the three months ended April 30, 2005 from the same period in 2004 which compares to a decrease of 47% in the three months ended April 30, 2004 over the same period in the previous year. We believe the decrease in advertising systems revenues reflects a continued decline in demand for analog advertisement systems from cable operators. Our broadcast systems revenue decreased 34% to $1.8 million in the three months ended April 30, 2005 from the same period in 2004 which compares to an increase of 19% in the three months ended April 30, 2004 over the same period in the previous year. The decline in broadcast system revenues reflects the delay in the introduction of our new broadcast products and customer acceptance of the new broadcast products.

Gross profits decreased 2% to 43% in the three months ended April 30, 2005 over the same period in 2004 in comparison to a 6% increase in the three months ended April 30, 2004 over the same period in the previous year. Competitive pressures continued in the quarter which resulted in lower average selling prices per unit in the first quarter of fiscal 2006. This decline in the gross profit was partially offset by an increase in software development revenues during the first quarter of fiscal 2006. We believe these competitive pressures will continue and our ability to maintain or increase gross margins will be dependent upon achieving technological advances that will further reduce material costs of sales and our ability to increase our software sales during fiscal 2006.

SEACHANGE INTERNATIONAL, INC.

Our lower revenues, decreasing gross margin and higher operating expenses resulted in a net loss of $578,000 or $(0.02) per diluted share in the three months ended April 30, 2005 as compared to net income of $3.2 million or $0.11 per diluted share in the three months ended April 30, 2004.

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

A summary of those accounting policies that we believe are most critical to fully understand and evaluate our financial results is set forth in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 15, 2005.

Three Months Ended April 30, 2005 Compared to the Three Months Ended April 30, 2004

Revenues

Systems Revenues. Our systems revenues consist of sales of our broadband products and software licenses and broadcast products. Systems revenues decreased 36% from $31.2 million in the three months ended April 30, 2004 to $20.1 million in the three months ended April 30, 2005. Revenues from the broadband segment, which accounted for 91% of total systems revenues in each of the three months ended April 30, 2004 and April 30, 2005, decreased from $28.4 million in the three months ended April 30, 2004 to $18.2 million in the three months ended April 30, 2005. Video-on-demand systems revenues decreased to $15.6 million for the three months ended April 30, 2005 as compared to $25.2 million for the three months ended April 30, 2004. Advertising system revenues were $2.6 million for the three months ended April 30, 2005 as compared to $3.1 million for the three months ended April 30, 2004. The decrease in broadband revenues is primarily attributable to the decline in demand for video-on-demand systems by U.S. cable operators, including a significant decline in revenues from our largest customer, offset in part by increased revenues from the initial deployment of video-on-demand systems in Europe. Broadcast system segment revenues were $2.8 million in the three months ended April 30, 2004 compared to $1.8 million in the three months ended April 30, 2005. The 34% decrease in broadcast revenues for the three months ended April 30, 2005 was primarily attributable to the delay in the introduction of our new broadcast products and initial customer acceptance of these new broadcast products. We expect future revenue growth, if any, to come principally from our video-on-demand and broadcast system products as cable and telecommunications companies continue to offer new applications for their customers and the market for digital video servers within the broadcast industry continues to expand. If revenues from broadcast and interactive television products increase, the advertising products should become a smaller portion of total system revenues. However, we believe that there will be a continuing demand for expansions to existing advertising insertion systems within the United States and increasing demand for advertising insertion systems in an on demand environment as video-on-demand becomes more available to subscribers.

Services Revenues. Our services revenues consist of fees for installation, training, project management, product maintenance, technical support services, product development contracts and movie content fees. Our services revenues increased 9% to $11.4 million in the three months ended April 30, 2005 from $10.5 million in the three months ended April 30, 2004. This increase in services revenues primarily resulted from product development contracts, the annual renewals of technical support and maintenance service contracts and the impact of a growing installed base of systems. Revenues from services are expected to continue to grow as the installed base of our products increases and revenues are generated from additional development contracts and new product offerings.

For the three months ended April 30, 2004 and April 30, 2005, certain customers each accounted for more than 10% of our total revenues. One customer accounted for 56% of total revenues in the three months ended April 30, 2004, and single customers each accounted for 33% and 13% of total revenues in the three months ended April 30, 2005. Revenue from these customers was primarily in the broadband segment. We believe that a significant amount of our revenues will continue to be derived from a limited number of customers.

SEACHANGE INTERNATIONAL, INC.

International sales accounted for approximately 15% and 32% of total revenues in the three months ended April 30, 2004 and April 30, 2005, respectively. Both the U.S. and the United Kingdom individually accounted for more than 10% of total revenue in the three months ended April 30, 2005. For the three months ended April 30, 2004, only the U.S. individually accounted for more than 10% of total revenues. We expect that international sales will remain a significant portion of our business in the future and expect to obtain several new video-on-demand orders in Europe and Asia during fiscal year 2006. As of April 30, 2005, substantially all sales of our products were made in United States dollars. Therefore, we have not experienced, nor do we expect to experience in the near term, any material impact from fluctuations in foreign currency exchange rates on our results of operations.

Systems Gross Profit. Costs of systems revenues consist primarily of the cost of purchased components and subassemblies, labor and overhead relating to the final assembly and testing of complete systems and related expenses. Costs of systems revenues decreased to $11.5 million in the three months ended April 30, 2005 as compared to $17.0 million in the three months ended April 30, 2004. In the three months ended April 30, 2005, the decrease in the costs of systems revenues primarily reflects lower systems revenues within the video-on-demand products. We expect the cost of systems revenues for the video-on-demand products within the broadband segment to decrease as a percentage of revenues as the revenue level increases and we improve our manufacturing and material purchasing efficiencies. Systems gross profit as a percentage of systems revenues was 46% and 43% in the three months ended April 30, 2004 and April 30, 2005, respectively. Gross profit for the broadband segment decreased from 47% of revenues for the three months ended April 30, 2004 to 46% of revenues for the three months ended April 30, 2005. The decrease in broadband gross profit percentages is primarily due to lower revenues and continued pricing pressures on certain broadband orders, which decreased broadband gross profit by 8 percentage points, offset in part by an increase in software development contract revenues. Gross profit for the broadcast segment decreased from 30% to 14% for the three months ended April 30, 2004 and 2005, respectively. The decrease in the broadcast gross profit percentage is primarily due to lower revenues and lower prices on certain broadcast orders.

Services Gross Profit. Costs of services revenues consist primarily of labor, materials and overhead relating to the installation, training, product maintenance and technical support services provided by us and costs associated with providing movie content services. Costs of services revenues increased from $5.9 million in the three months ended April 30, 2004 to $6.5 million in the three months ended April 30, 2005. Services gross profit as a percentage of services revenue was 44% in the three months ended April 30, 2004 and 43% in the three months ended April 30, 2005. We expect that we will continue to experience fluctuations in gross profit percentage in the future due to the timing of revenues from technical support and other services to support the growing installed base of systems and the timing of costs associated with our ongoing investment required to continue to expand our service organization to support our installed base of systems and our new products.

Research and Development. Research and development expenses consist primarily of the compensation of development personnel, depreciation of development and test equipment and an allocation of related facilities expenses. Research and development expenses increased 11% from $7.1 million in the three months ended April 30, 2004 to $7.9 million, or 25% of total revenues, in the three months ended April 30, 2005 due primarily to the hiring of additional design engineers to support new product initiatives. We expect that research and development expenses will increase approximately 5% to 15% in fiscal year 2006 compared to our results in fiscal year 2005 as we continue our development of new products and enhancements within all of our product offerings.

Selling and Marketing. Selling and marketing expenses consist primarily of compensation expenses, including sales commissions, travel expenses and certain promotional expenses. Selling and marketing expenses increased from $4.2 million, or 10% of total revenues, in the three months ended April 30, 2004 to $5.0 million, or 16% of total revenues, in the three months ended April 30, 2005. This increase is primarily due to higher tradeshow expenses and related travel costs.

General and Administrative. General and administrative expenses consist primarily of the compensation of executive, finance, human resource and administrative personnel, legal and accounting services and an allocation of related facilities expenses. General and administrative expenses remained flat at $2.7 million, or 6% and 8% of revenues, in the three months ended April 30, 2004 and 2005, respectively.

Interest Income and Interest Expense. Interest income was $539,000 in the three months ended April 30, 2004 and $568,000 in the three months ended April 30, 2005. The increase in interest income primarily reflects higher interest rates earned on marketable securities and the invested cash balance. Interest expense was approximately $17,000 in the three months ended April 30, 2004 and $7,000 in the three months ended April 30, 2005.

Equity income (loss) in earnings of affiliates. Equity income in earnings of affiliates was $330,000, which includes the sale of a trademark, in the three months ended April 30, 2005 and a loss of $30,000 in the three months ended April 30, 2004. The equity income (loss) in earnings of affiliates consists of our proportionate ownership share of the loss of the On Demand Group Limited (“ODG”) under the equity method of accounting.

SEACHANGE INTERNATIONAL, INC.

Income Tax Expense. Our annual effective tax rate was 40% and 39% for the three months ended April 30, 2004 and 2005, respectively. As of April 30, 2005, we maintained a full valuation allowance against our net deferred tax assets primarily due to the uncertainties related to the our ability to generate pre-tax income for fiscal 2006 and thereafter. We have experienced a decline in revenues in the fourth quarter of fiscal 2005 and the first quarter of fiscal 2006 attributable to a decline in video-on-demand systems revenues which has resulted in lower gross margins and net losses in these periods. If we generate sufficient future pre-tax income, some portion or all of the valuation allowance would be reversed and a corresponding increase in net income would be reported in future periods.

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

Liquidity and Capital Resources

We have financed our operations and capital expenditures primarily with the proceeds from sales of our common stock, borrowings and cash flows generated from operations. Cash and cash equivalents decreased $16.2 million from $93.6 million at January 31, 2005 to $77.4 million at April 30, 2005. Working capital, excluding long-term marketable securities, decreased from $126.6 million at January 31, 2005 to $117.1 million at April 30, 2005.

Net cash used by operating activities was $11.0 million for the three months ended April 30, 2005 compared to net cash provided by operating activities of $2.4 million for the three months ended April 30, 2004. The net cash used by operating activities for the three months ended April 30, 2005 was the result of the Company’s net loss and significant changes in its operating assets and liabilities, including a $4.7 million increase in accounts receivable, a $4.3 million increase in inventory, a $3.4 million increase in prepaid expenses and other assets and a $1.3 million decrease in deferred revenue. These items that used cash from operations were offset by a $1.3 million increase in accounts payable and a $1.0 million increase in accrued expenses. The increase in accounts receivable was due to the receipt of customer orders late in the quarter. It is typical for us to experience fluctuations in our monthly operating results primarily due to the timing of receiving customer orders and the related shipment of these customer orders. As a result of these monthly fluctuations, we may experience an increase in our inventories as a result of procurement of both short and long lead components for anticipated orders for both our product segments, a decrease in our accounts payable balance primarily due to the timing of payments for materials purchased for prior month shipments, increases or decreases in accounts receivable amounts as a result of the timing of receiving customer orders during the period and of customer payments and a resulting decrease in cash and cash equivalents. We expect that the video-on-demand products within the broadband segment will continue to require a significant amount of cash to fund future product development and demonstration equipment and to meet higher forecasted revenue levels.

Net cash used in investing activities was $5.2 million and $1.4 million for the three months ended April 30, 2005 and April 30, 2004, respectively. Investment activity for the three months ended April 30, 2005 consisted primarily of investment in affiliates of $2.5 million, an additional $1.7 million loan to an affiliate and capital expenditures of $974,000.

Net cash used by financing activities was $49,000 for the three months ended April 30, 2005 compared with net cash provided by financing activities of $598,000 for the three months ended April 30, 2004. In the three months ended April 30, 2005, the cash used by financing activities included the repayment of obligations under capital lease of approximately $104,000 partially offset by $55,000 in proceeds from the issuance of common stock in connection with stock option exercises.

In the fourth quarter of fiscal 2004, we renewed our revolving line of credit with Citizens Bank (a subsidiary of the Royal Bank of Scotland Group plc) for a two year period and increased the committed amount from $10.0 million to $15.0 million. Loans made under this revolving line of credit bear interest at a rate per annum equal to the bank’s prime rate which was 5.75% on April 30, 2005. Borrowings under this line of credit are collateralized by substantially all of our assets. The loan agreement requires that we provide Citizens Bank with certain periodic financial reports and comply with certain financial ratios including a minimum level of earnings before interest, taxes and depreciation and amortization on a trailing twelve month basis, when amounts are outstanding under the loan agreement. As of April 30, 2005, we were not in compliance with the financial covenants but obtained a waiver from the bank. There are currently no amounts outstanding under the revolving line of credit.

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

SEACHANGE INTERNATIONAL, INC.

In January 2005, we executed a Secured Loan Agreement with Casa Systems, Inc. (“Casa”), a Massachusetts development stage company that specializes in VOD products within the telecommunications and television markets. The original total loan commitment was $1.9 million to be drawn-down in various installments and at the end of fiscal year 2005, Casa had drawn down $750,000. During the first quarter, we increased the total loan commitment to $2.4 million, and Casa drew down the remaining $1.7 million. As of April 30, 2005, the entire loan commitment of $2.4 million was outstanding and is included in other assets in the accompanying consolidated financial statements. The loan is to be paid back in quarterly installments of principal plus 6 1/4% interest per annum, beginning with the first quarter ending March 31, 2006. The outstanding loan amount is secured by all of the assets of Casa. We reviewed the original loan commitment to Casa and determined that Casa was a VIE as defined by the accounting guidance of FIN No. 46R, but we are not the primary beneficiary in Casa. We also determined that the increase in the loan commitment is not significant and did not require reconsideration as to whether Casa is a variable interest entity or whether we are the primary beneficiary of Casa.

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

At the time of the investment in Minerva, we entered into a Software License Agreement with Minerva in which we agreed to purchase from Minerva a license for its iTV manager Software and related source code for $3.8 million. The payment for the license and source code is conditional upon the acceptance of the software by us which was completed in the beginning of the second quarter of fiscal 2006. We will capitalize the purchase of the license and source code and will amortize the amount over the expected life of the software license and source code starting with the first shipment of the product to a customer.

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

On April 15, 2005, we entered into a definitive agreement with Liberate Technologies to acquire substantially all of the assets of Liberate’s business outside of North America. Liberate Technologies is a leading provider of software for digital cable systems. Under the terms of the agreement, we will be assigned certain customer contracts, will receive patents and other intellectual property, and will assume certain limited liabilities related to Liberate’s business outside of North America in exchange for approximately $25.5 million in cash consideration, which is subject to certain adjustments for interim operations prior to closing. The closing of the transaction is subject to certain conditions, including approval by the stockholders of Liberate Technologies. The agreement is expected to go before the Liberate Technologies shareholders for approval in June 2005.

On May 26, 2005, we became committed to purchase for $8.9 million real property located at 50 Nagog Park Drive in Acton, Massachusetts pursuant to a Purchase and Sale Agreement dated April 29, 2005 with LB February 2005 Nagog Park Drive LLC. The building on the property is approximately 120,000 square feet, and this site will be the our new corporate headquarters. All operations and personnel currently located at the facility in Maynard, Massachusetts will be relocated to the new property in Acton, Massachusetts. An initial deposit of $500,000, which was paid in April 2005 and which is part of the total purchase price, is being held in escrow until the closing of the transaction. The closing is scheduled for June 9, 2005.

We believe that existing funds combined with available borrowings under the revolving line of credit and cash provided by future operating activities are adequate to satisfy our working capital, potential acquisitions and capital expenditure requirements and other contractual obligations for the foreseeable future, including at least the next 24 months.

Recent Accounting Pronouncements

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

SEACHANGE INTERNATIONAL, INC.

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

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

We face exposure to financial market risks, including adverse movements in foreign currency exchange rates and changes in interest rates. These exposures may change over time as business practices evolve and could have a material adverse impact on our financial results. Our primary exposure has been related to local currency revenue, as most of our revenues are in U.S. dollars, and operating expenses in Europe and Asia. Historically, we have not hedged specific currency exposures as gains and losses on foreign currency transactions have not been material to date. At April 30, 2005 and January 31, 2005, we had $0 outstanding related to variable rate U.S. dollar denominated debt. As there were no amounts outstanding at April 30, 2005 and January 31, 2005 related to variable rate debt, there was no interest rate exposure.

The carrying amounts reflected in the consolidated balance sheet of cash and cash equivalents, trade receivables and trade payables approximate fair value at April 30, 2005 due to the short maturities of these instruments.

We maintain investment portfolio holdings of various issuers, types, and maturities. Our cash and marketable securities include cash equivalents, which we consider to be investments purchased with original maturities of three months or less. Given the short maturities and investment grade quality of the portfolio holdings at April 30, 2005, a sharp rise in interest rates should not have a material adverse impact on the fair value of our investment portfolio. As a result, we do not currently hedge these market risk exposures. At April 30, 2005, we had $22.3 million in short-term marketable securities and $17.9 million in long-term marketable securities.

SEACHANGE INTERNATIONAL, INC.

ITEM 4. Controls and Procedures

We evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this quarterly report on Form 10-Q. William C. Styslinger, III, our Chief Executive Officer, and William L. Fiedler, our Chief Financial Officer, reviewed and participated in this evaluation. Based upon that evaluation, Messrs. Styslinger and Fiedler concluded that our disclosure controls and procedures were effective as of the end of the period covered by the report and as of the date of the evaluation.

As a result of the evaluation completed by us, and in which Messrs. Styslinger and Fiedler participated, we have concluded that there were no changes during the fiscal quarter ended April 30, 2005in our internal controls over financial reporting, which have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

SEACHANGE INTERNATIONAL, INC.

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

See Note 11 of Notes to Condensed Consolidated Financial Statements.

ITEM 6. Exhibits

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

SEACHANGE INTERNATIONAL, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, SeaChange International, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: June 9, 2005

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