Form 10-Q
period 2005-07-31
SEACHANGE INTERNATIONAL INC
filed 2005-09-09
CIK 1019671

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    YES  ☐    NO  ☒

The number of shares outstanding of the registrant’s Common Stock on September 7, 2005 was 28,346,908.

SEACHANGE INTERNATIONAL, INC.

ITEM I. Financial Statements

SEACHANGE INTERNATIONAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	July 31, 2005	January 31, 2005
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$44,214	$93,561
Restricted cash	500	1,000
Marketable securities	16,650	26,052
Accounts receivable, net of allowance for doubtful accounts of $369 at July 31, 2005 and $649 at January 31, 2005	21,014	25,047
Inventories	22,953	19,458
Income taxes receivable	3,954	4,085
Prepaid expenses and other current assets	5,781	4,665

Total current assets	115,066	173,868
Property and equipment, net	25,754	15,814
Marketable securities	20,840	14,299
Investments in affiliates	15,782	4,661
Intangible assets, net	14,289	480
Goodwill	11,169	1,882
Other assets	5,056	1,301

	$207,956	$212,305

Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of lines of credit and obligations under capital lease	$—	$209
Accounts payable	8,728	10,717
Income taxes payable	1,250	2,575
Accrued litigation reserve	7,729	7,681
Other accrued expenses	5,620	4,611
Customer deposits	6,631	165
Deferred revenue	19,167	21,342

Total current liabilities	49,125	47,300

Other liabilities	318	—

Commitments and contingencies (Note 11)
Stockholders’ equity:
Convertible preferred stock, 5,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized; 28,288,250 and 28,174,946 shares issued and outstanding at July 31, 2005 and January 31, 2005, respectively	283	282
Additional paid-in capital	175,213	174,455
Accumulated deficit	(16,589)	(9,455)
Accumulated other comprehensive loss	(394)	(277)

Total stockholders’ equity	158,513	165,005

	$207,956	$212,305

The accompanying notes are an integral part of these condensed consolidated financial statements.

SEACHANGE INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Three months ended		Six months ended
	July 31, 2005	July 31, 2004	July 31, 2005	July 31, 2004
	(unaudited)
Revenues:
Systems	$14,448	$32,444	$34,515	$63,620
Services	11,747	10,583	23,192	21,046

	26,195	43,027	57,707	84,666

Cost of revenues:
Systems	10,224	16,839	21,747	33,803
Services	6,790	6,408	13,271	12,297

	17,014	23,247	35,018	46,100

Gross profit	9,181	19,780	22,689	38,566

Operating expenses:
Research and development	8,459	7,128	16,339	14,202
Selling and marketing	4,584	4,450	9,590	8,625
General and administrative	3,808	2,640	6,480	5,324

	16,851	14,218	32,409	28,151

(Loss) income from operations	(7,670)	5,562	(9,720)	10,415
Interest income	528	383	1,097	922
Interest expense	(6)	—	(14)	(17)

(Loss) income before income taxes and equity income (loss) in earnings of affiliates	(7,148)	5,945	(8,637)	11,320
Income tax (benefit) expense	(544)	2,378	(1,125)	4,516
Equity income (loss) in earnings of affiliates	48	(223)	378	(253)

Net (loss) income	$(6,556)	$3,344	$(7,134)	$6,551

Basic (loss) income per share	$(0.23)	$0.12	$(0.25)	$0.24

Diluted (loss) income per share	$(0.23)	$0.12	$(0.25)	$0.23

Weighted average common shares outstanding:
Basic	28,286	27,490	28,232	27,415

Diluted	28,286	28,745	28,232	28,776

The accompanying notes are an integral part of these condensed consolidated financial statements.

SEACHANGE INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

(in thousands)

	Six months ended
	July 31, 2005	July 31, 2004
	(unaudited)
Cash flows from operating activities:
Net (loss) income	$(7,134)	$6,551
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	3,577	3,751
Equity income (loss) in earnings of affiliates	(378)	253
Inventory valuation charge	404	653
Amortization of premiums on marketable securities	189	—
Changes in operating assets and liabilities (excluding effects of business acquisition):
Accounts receivable	4,033	(14,132)
Inventories	(5,792)	(151)
Prepaid expenses and other assets	(5,454)	458
Accounts payable	(1,989)	9,921
Income taxes payable	(1,325)	(171)
Accrued expenses	950	(925)
Customer deposits	6,466	272
Deferred revenue	(1,856)	4,369

Net cash (used in) provided by operating activities	(8,309)	10,849

Cash flows from investing activities:
Purchases of property and equipment	(10,907)	(1,840)
Purchases of marketable securities	(7,948)	(1,530)
Proceeds from sale and maturity of marketable securities	10,507	3,496
Investment in affiliates	(9,993)	—
Acquisition of business, net of cash acquired	(23,747)	(919)
Decrease (increase) in restricted cash	500	(1,000)

Net cash used in investing activities	(41,588)	(1,793)

Cash flows from financing activities:
Repayment of obligations under capital lease	(209)	(197)
Proceeds from issuance of common stock	759	2,083

Net cash provided by financing activities	550	1,886

Net increase (decrease) in cash and cash equivalents	(49,347)	10,942
Cash and cash equivalents, beginning of period	93,561	81,497

Cash and cash equivalents, end of period	$44,214	$92,439

Supplemental disclosure of noncash activities:
Transfer of items originally classified as equipment to inventories	$3	$53
Transfer of items originally classified as inventories to equipment	$1,893	$409
Conversion of equity	$750	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

SEACHANGE INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of SeaChange International, Inc. and its subsidiaries (“SeaChange” or the “Company”). SeaChange believes that the unaudited condensed consolidated financial statements reflect all adjustments (consisting of only normal recurring adjustments), necessary for a fair statement of SeaChange’s financial position, results of operations and cash flows at the dates and for the periods indicated. The results of operations for the periods presented are not necessarily indicative of results expected for the full fiscal year or any other future periods. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes for the year ended January 31, 2005, included in SeaChange’s Annual Report on Form 10-K for such fiscal year. The balance sheet at January 31, 2005 was derived from audited financial statements. Certain reclassifications have been made to conform the prior period amounts to the current period presentation, including the reclassification of auction rate securities as short-term investments instead of cash and equivalents in accordance with guidance issued by the Securities and Exchange Commission. Accordingly, an adjustment has been made to the Consolidated Statement of Cash Flows for the period ended July 31, 2004, to reflect the gross purchases and sales of these securities as investing activities rather than as a component of cash and cash equivalents.

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

The Company maintains allowances for specific doubtful accounts based on estimates of losses resulting from the inability of the Company’s customers to make required payments and records these allowances as a charge to general and administrative expenses. The Company monitors payments from customers and assesses any collection issues. The Company performs on-going credit evaluations of customer’s financial condition but generally does not require collateral. For some international customers, the Company requires an irrevocable letter of credit to be issued by the customer before the purchase order is accepted. The Company bases its allowances for specific doubtful accounts on historical collections and write-off experience, current trends, credit assessments, and other analysis of specific customer situations.

SEACHANGE INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

3. Stock Compensation

SeaChange accounts for its stock option plans and stock purchase plan under the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” (“APB 25”) and related interpretations and provides pro forma footnote disclosures as though the fair value method under SFAS No. 123, “Accounting for Stock-Based Compensation,” (“SFAS 123”), as amended by SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure, An Amendment of SFAS No. 123”, was followed. Non-employee stock awards are accounted for in accordance with SFAS 123 and Emerging Issues Task Force Issue No. 96-18, “Accounting for Equity Instruments That are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services”. SeaChange’s employee stock purchase plan is a non-compensatory plan and its stock option plans are accounted for using the intrinsic value method under the provisions of APB 25. Had compensation for SeaChange’s stock based compensation plans been accounted for under the fair value method as proscribed by SFAS No. 123, the amounts reported in the Condensed Consolidated Statements of Operations for the three months and six months ended July 31, 2005 and 2004 would have been:

	Three months ended		Six months ended
	July 31, 2005	July 31, 2004	July 31, 2005	July 31, 2004
	(in thousands, except per share data)
Net (loss) income, as reported	$(6,556)	$3,344	$(7,134)	$6,551
Less: Stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	4,072	1,760	5,972	3,616

Pro forma net (loss) income	$(10,628)	$1,584	$(13,106)	$2,935

Basic (loss) income per share
As reported	$(0.23)	$0.12	$(0.25)	$0.24
Pro forma	$(0.38)	$0.06	$(0.46)	$0.11
Diluted (loss) income per share
As reported	$(0.23)	$0.12	$(0.25)	$0.23
Pro forma	$(0.38)	$0.06	$(0.46)	$0.10

The fair value of each option granted was estimated on the date of grant assuming a weighted average volatility factor of 80% and 82.5% for the three and six month period ended July 31, 2005, respectively and 100% for the three and six months ended July 31, 2004. Additional assumptions used in the Black Scholes option pricing model for grants issued during the three and six months ended July 31, 2005 and July 31, 2004, included: dividend yield of 0.0% for all periods; risk-free interest rates of 3.5% and 3.3% for options granted during the three and six months ended July 31, 2005, respectively; 2.5% for options granted during the three and six months ended July 31, 2004; and an expected option term of 7.5 years for all periods.

Because additional option grants are expected to be made each period and options vest over several periods, the above pro forma disclosures are not representative of pro forma effects on reported net income (loss) for future periods.

4. Earnings (Loss) Per Share

Earnings (loss) per share is presented in accordance with SFAS No. 128, “Earnings Per Share,” (“SFAS 128”) which requires the presentation of “basic” earnings (loss) per share and “diluted” earnings (loss) per share. Basic earnings (loss) per share is computed by dividing earnings available to common shareholders by the weighted-average shares of common stock outstanding during the period. For the purposes of calculating diluted earnings (loss) per share, the denominator includes both the weighted average number of shares of common stock outstanding during the period and the weighted average number of shares of potential common stock, such as stock options and warrants, calculated using the treasury stock method.

All options outstanding for the three and six months ended July 31, 2005 were antidilutive based on the Company’s net loss. The number of options that were antidilutive at July 31, 2005 includes 6,082,000 and 6,093,000 shares, respectively for the three and six month periods ended July 31, 2005, whose dilutive effect was not included in the calculation as a result of the Company’s net loss. For the three and six months ended July 31, 2004, 2,593,000 and 2,440,000, respectively, of common shares issuable upon the exercise of stock options have been excluded from the diluted income per share computation as the exercise prices of these options were above the average market price of the common stock during the period indicated.

SEACHANGE INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Below is a summary of the shares used in calculating basic and diluted income (loss) per share for the periods indicated:

	Three months ended		Six months ended
	July 31, 2005	July 31, 2004	July 31, 2005	July 31, 2004
	(in thousands)
Weighted average shares used in calculating earnings per share—Basic	28,286	27,490	28,232	27,415
Dilutive common stock options	—	1,099	—	1,214
Common stock warrants	—	156	—	147

Weighted average shares used in calculating earnings per share—Diluted	28,286	28,745	28,232	28,776

5. Inventories

Inventories consist of the following:

	July 31, 2005	January 31, 2005
	(in thousands)
Components and assemblies	$15,870	$15,315
Finished products	7,083	4,143

	$22,953	$19,458

6. Comprehensive (Loss) Income

SeaChange’s comprehensive (loss) income was as follows:

	Three months ended		Six months ended
	July 31, 2005	July 31, 2004	July 31, 2005	July 31, 2004
	(in thousands)
Net (loss) income	$(6,556)	$3,344	$(7,134)	$6,551
Other comprehensive expense, net of tax:
Foreign currency translation adjustment, net of tax of $—, $2, $—, and $2 respectively	(4)	(3)	(5)	(3)
Unrealized loss on marketable securities, net of tax of $11, $65, $15 and $183, respectively	(57)	(97)	(97)	(274)

Other comprehensive loss	(61)	(100)	(102)	(277)

Comprehensive (loss) income	$(6,617)	$3,244	$(7,236)	$6,274

7. Income Taxes

For the six months ended July 31, 2005, SeaChange recorded an income tax benefit of $1.1 million, at an annual effective income tax rate of 13%. The Company recorded an income tax benefit for operating losses generated for the six months ended July 31, 2005 since these losses may be carried back to recover prior year taxes paid. During the six months ended July 31, 2004, SeaChange recorded income tax expense of $4.5 million, at an annual effective income tax rate of 40%. As of July 31, 2005, the Company has maintained the full valuation allowance against its net deferred tax assets primarily due to the uncertainties related to the Company’s ability to generate sufficient pre-tax income for fiscal 2006 and thereafter. SeaChange has experienced a decline in revenues in the fourth quarter of fiscal 2005 and through the second quarter of fiscal 2006 attributable to a decline in video-on-demand systems revenues and resulting lower gross margins and net losses in these periods. If SeaChange generates sufficient future pre-tax income, some portion or all of the valuation allowance would be reversed and a corresponding increase in net income would be reported in future periods.

8. Segment Information

SeaChange has three reportable segments: broadband systems, broadcast systems and services. The broadband systems segment develops, markets and sells products to digitally manage, store and distribute digital video for cable system operators and telecommunications companies. The broadcast systems segment develops, markets and sells products for the

SEACHANGE INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

storage, archival, on-air playback of advertising and other video programming for the broadcast television industry. The services segment provides installation, training, product maintenance and technical support for all of the above systems and movie content, which is distributed by the broadband product segment. . SeaChange measures profitability of the segments based on their respective gross profits. There were no inter-segment sales or transfers. Long-lived assets are principally located in the United States. The following summarizes the revenues and cost of revenues by reportable segment:

	Three months ended		Six months ended
	July 31, 2005	July 31, 2004	July 31, 2005	July 31, 2004
	(in thousands)
Revenues
Broadband	$13,752	$28,666	$31,973	$57,037
Broadcast	696	3,778	2,542	6,583
Services	11,747	10,583	23,192	21,046

Total	$26,195	$43,027	$57,707	$84,666

Costs of revenues
Broadband	$9,290	$14,215	$19,219	$29,218
Broadcast	934	2,624	2,528	4,585
Services	6,790	6,408	13,271	12,297

Total	$17,014	$23,247	$35,018	$46,100

Gross profit
Broadband	$4,462	$14,451	$12,754	$27,819
Broadcast	(238)	1,154	14	1,998
Services	4,957	4,175	9,921	8,749

Total	$9,181	$19,780	$22,689	$38,566

SeaChange does not measure the assets allocated to the segments, other than the intangible assets and goodwill. in connection with its acquisitions The following summarizes intangible assets and goodwill by reportable segment:

	July 31, 2005	January 31, 2005
Intangible Assets and Goodwill
Broadband	$25,458	$2,362
Broadcast	—	—
Services	—	—

Total	$25,458	$2,362

The following summarizes revenues by geographic locations:

Revenues
United States of America	$14,471	$36,113	$35,898	$71,603
Canada and South America	4,690	2,215	7,076	4,715
Europe	5,850	2,688	11,962	5,046
Asia Pacific and rest of world	1,184	2,011	2,771	3,302

Total	$26,195	$43,027	$57,707	$84,666

SEACHANGE INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

The following summarizes revenues by significant customer where such revenue exceeded 10% of total revenues for the indicated period:

	Three months ended		Six months ended
	July 31, 2005	July 31, 2004	July 31, 2005	July 31, 2004
Customer A	23%	61%	28%	58%
Customer B	11%	—	12%	—

International sales accounted for approximately 45% and 16% of total revenues in the three-month periods ended July 31, 2005 and 2004, respectively. International sales accounted for approximately 38% and 15% in the six-month periods ended July 31, 2005 and 2004, respectively. For the three and six month periods ended July 31, 2005 and 2004, substantially all sales of the Company’s systems were made in United States Dollars. Therefore, SeaChange has not experienced any material impact from fluctuations in foreign currency exchange rates on our results of operations or financial position. If this practice changes in the future, the Company will reevaluate its foreign currency exchange rate risk.

At July 31, 2005, one customer accounted for 20% and one customer accounted for 15% of the accounts receivable balance, and at January 31, 2005, one customer accounted for 15% and two customers accounted for 14%, respectively, of SeaChange’s accounts receivable balance.

9. Acquisition

On July 12, 2005, SeaChange acquired substantially all of the assets of Liberate Technologies’ business outside of North America. Liberate Technologies is a leading provider of software for digital cable systems. The acquisition will enable SeaChange to combine Liberate’s middleware platform with SeaChange’s digital video delivery systems and video-on-demand applications. Under the terms of the agreement, SeaChange acquired certain customer contracts, patents and other intellectual property, and assumed certain liabilities related to Liberate’s business outside of North America in exchange for approximately $23.6 million in cash consideration, excluding transaction costs of $192,000. As part of the agreement, SeaChange cannot license or sell the purchased intellectual property in North America for a period of five years. The acquisition was accounted for under the purchase method of accounting. Accordingly, the financial position and results of operations of Liberate Technologies non-North American business have been consolidated subsequent to the acquisition date.

The purchase price was allocated as follows:

(Amounts in thousands)	At July 12, 2005
Consideration exchanged:
Cash payment	$23,555
Transaction costs	192

Purchase Price	$23,747

Liabilities assumed	(104)
Estimated fair value of tangible assets acquired	364
Identifiable intangible assets acquired	14,200

Goodwill	$9,287

SeaChange allocated $14.2 million of the purchase price to the acquired intangible assets. The Company determined the fair value of the intangible assets based on the net present value of the expected future cash flows over the expected lives of the intangible assets. The following table reflects the estimated fair values of the acquired intangible assets and related estimates of useful lives:

(Amounts in thousands)	Estimated Fair Value	Useful Life
Customer Contracts	$12,800	3-8-year economic consumption life
Completed Technology	1,200	6-year economic consumption life
Trademarks	200	5-year economic consumption life

	$14,200

The remaining purchase price of $9.3 million excluding related acquisition costs was determined to be goodwill and will be periodically reviewed for potential impairment in accordance with Statement of Financial Accounting Standards 142, “Goodwill and Other Intangible Assets”. SeaChange determined that the goodwill included the value of Liberate’s work force and expected synergies in the product development and marketing of product offerings. The acquired assets are part of the Company’s broadband segment.

SEACHANGE INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

The following pro forma revenue, net income (loss) and (loss) earnings per share for three and six months ended July 31, 2005 and 2004, give effect to the merger of SeaChange and Liberate Technologies’ non-North American business as if it occurred on February 1, 2005 and 2004, respectively.

	Three months ended		Six months ended
	July 31, 2005	July 31, 2004	July 31, 2005	July 31, 2004
Pro forma revenues	$26,351	$45,627	$58,435	$89,199
Pro forma net (loss) income	$(8,720)	$3,029	$(10,124)	$5,628

Pro forma (loss) earnings per share:
Basic	$(0.31)	$0.11	$(0.36)	$0.21
Diluted	$(0.31)	$0.11	$(0.36)	$0.20

The pro forma net (loss) income and (loss) earnings per share for each period presented primarily includes adjustments for depreciation of fixed assets, amortization of intangibles and tax rate changes. This pro forma information does not purport to indicate the results that would have actually been obtained had the acquisition been completed on the assumed date or for the periods presented, or which may be realized in the future.

On May 17, 2004, SeaChange acquired all of the outstanding stock of ZQ Interactive, Ltd., a company incorporated in the British Virgin Islands with its principal office in Shanghai, China, for $2.0 million in cash. According to the terms of the purchase agreement, $1.0 million was paid to the sellers at the signing of the purchase agreement and the remaining $1.0 million will be paid to the sellers in two equal annual installments of $500,000 on the first and second anniversary dates of the signing of the purchase agreement. The first $500,000 installment was paid in July 2005. The acquisition was accounted for under the purchase method of accounting. Accordingly, the financial position and results of operations of ZQ Interactive have been consolidated subsequent to the acquisition date. SeaChange allocated $56,000 of the purchase price to the acquired tangible net assets and liabilities including accounts receivable, prepaid expenses and accounts payable. In addition, $520,000 of the purchase price was allocated to the acquired intellectual property. The Company determined the value of the intellectual property based on the net present value of the expected cash flows over the expected life of the intellectual property of five years. The intellectual property intangible asset will be amortized over a five year period on an accelerated basis, reflecting the expected period that the assets will be consumed. The remaining purchase price of $1.6 million including related acquisition costs was determined to be goodwill and will be periodically reviewed in accordance with Statement of Financial Accounting Standards 142, “Goodwill and Other Intangible Assets”. The acquired assets are part of the broadband segment. Pro forma results of operations are not presented as the amounts are not material to the Company’s condensed consolidated financial statements.

10. Goodwill and Intangible Assets

At July 31, 2005, the Company had goodwill of $11.2 million. Goodwill is reported as part of the broadband reporting segment.

The Company’s intangible assets consist of patent and other intellectual property, which are part of the broadband reporting segment. At July 31, 2005, the gross carrying value of these intangible assets was $21.3 million and the accumulated amortization was $7.0 million. At January 31, 2005, the gross carrying value of these intangible assets was $7.1 million and the accumulated amortization was $6.6 million. SeaChange’s intangible assets are amortized on both a straight-line and accelerated basis over a period of up to 8 years, reflecting the expected pattern and period that the assets will be consumed. Amortization expense for intangible assets was $331,000 and $450,000 for the three months ended July 31, 2005 and 2004, respectively. Amortization expense for intangible assets was $391,000 and $850,000 for the six months ended July 31, 2005 and 2004, respectively. Amortization expense is estimated to be approximately $2.1 million in fiscal 2006, $4.4 million in fiscal 2007, $2.5 million in fiscal 2008, $1.6 million in fiscal 2009, $1.7 million in fiscal 2010 and $1.2 million in fiscal 2011.

11. Commitments and Contingencies

Litigation Regarding SeaChange Patent No. 5,862,312

On June 13, 2000, SeaChange filed in the United States District Court for the District of Delaware a lawsuit against one of SeaChange’s competitors, nCube Corp., whereby SeaChange alleged that nCube’s MediaCube-4 product infringed a patent

SEACHANGE INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

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

On April 7, 2004, the District Court issued its Memorandum Opinion which sets forth its reasoning for the September 30, 2002 order. On April 29, 2004, the District Court entered a judgment denying nCube’s claim that the ‘312 patent is invalid. On May 5, 2004, nCube filed a notice of appeal purporting to appeal from the District Court’s April 29, 2004 judgment. On June 29, 2005, the United States Court of Appeals for the Federal Circuit issued its decision on the appeal. The decision reversed the September 2000 finding by the United States District Court of Delaware that nCube’s MediaCube-4 product infringed SeaChange’s ‘312 patent, and remanded certain issues back to the District Court. No costs or awards were granted to either SeaChange or nCube.

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

SEACHANGE INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

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

On April 28, 2003, SeaChange filed a notice of appeal, appealing from the judgment and from other adverse rulings by the district court. SeaChange also filed a motion with the Federal Circuit Court of Appeals seeking to stay nCube’s appeal pending the issuance of a written opinion by the district court explaining its March 31, 2003 orders. On May 29, 2003, the Court of Appeals allowed SeaChange’s motion and ordered the appeals stayed pending the issuance of a memorandum opinion by the district court, which was issued on April 7, 2004. Accordingly, the stay in the appeals has been lifted and the appeal is now pending. Oral arguments were held at the Federal Circuit Court of Appeals on September 7, 2005.

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

The following is a summary of the accrued litigation reserve through April 30, 2005:

Estimated damages on the accused VOD shipments through April 30, 2002	$2,787,000
Estimated treble damages on the accused VOD shipments through April 30, 2002	5,574,000
Estimated legal fees (including write-off of capitalized legal costs and nCube legal fees)	5,621,000
Accrued interest on estimated damages and treble damages through April 30, 2002	418,000

Total charges recorded as of April 30, 2002	14,400,000
Additional accrued interest on estimated damages and treble damages through January 31, 2003	261,000
Adjustment to litigation reserve based on March 31, 2003 court order and April 8, 2003 court filing	(3,537,000)
Legal expenses paid through January 31, 2003	(3,621,000)

Accrued litigation reserve as of January 31, 2003	7,503,000
Additional accrued interest on estimated damages and treble damages through January 31, 2004	101,000

Accrued litigation reserve as of January 31, 2004	7,604,000
Additional accrued interest on estimated damages and treble damages through January 31, 2005	77,000

Accrued litigation reserve as of January 31, 2005	7,681,000
Additional accrued interest on estimated damages and treble damages through July 31, 2005	48,000

Accrued litigation reserve as of July 31, 2005	$7,729,000

This reserve reflects SeaChange’s best estimate of SeaChange’s exposure based on information currently available. However, SeaChange believes that any liability ultimately incurred after pursuing all legal options will not likely exceed the accrued litigation reserve as of July 31, 2005, except for ongoing legal fees associated with the dispute and additional interest on the awarded damages, which will be charged to operations. Other than the payment of SeaChange’s legal fees, any payment of the other recorded charges will only occur in the event that the jury verdict is upheld in appeal. SeaChange has appealed the district court’s judgment to the United States Court of Appeals for the Federal Circuit. Any injunctive relief against SeaChange will not be determined until after appeal. In the event that the court issues an injunction prohibiting SeaChange from selling the accused video-on-demand products, SeaChange believes that such injunction would have a minimal impact on SeaChange’s ability to ship products and meet customer demands because SeaChange has implemented a revised version of the software which SeaChange believes does not infringe the nCube `804 patent.

SEACHANGE INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

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

As discussed above, the appeal with respect to the ‘804 patent is now pending.

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

SeaChange enters into agreements in the ordinary course of business with customers, resellers, distributors, integrators and suppliers. Most of these agreements require SeaChange to defend and/or indemnify the other party against intellectual property infringement claims brought by a third party with respect to SeaChange’s products. From time to time, SeaChange also indemnifies customers and business partners for damages, losses and liabilities they may suffer or incur relating to personal injury, personal property damage, product liability, and environmental claims relating to the use of SeaChange’s products and services or resulting from the acts or omissions of SeaChange, its employees, authorized agents or subcontractors. For example, in a letter dated May 16, 2005 from Cablevision Systems Corp. in a letter dated May 19, 2005 from Time Warner Cable, Inc. and in a letter dated July 22, 2005 from Insight Communications Company, Inc., all SeaChange customers, SeaChange was notified that each party was served on May 3, 2005, April 25, 2005 and April 26, 2005 respectively with a complaint by Acacia Media Technologies, Corp. for allegedly infringing U.S. Patent Nos.: 5,132,992; 5,253,275; 5,550,863; and 6,144,702 by providing broadcast video and video-on-demand services to end user customers. These customers have requested SeaChange’s support under its indemnification obligations. SeaChange continues to review its potential obligations under its indemnification agreements with these customers, in view of the claims by Acacia and the indemnity obligations to these customers from other vendors that also provided equipment and services to these customers.

SeaChange warrants that its products, including software products, will substantially perform in accordance with its standard published specifications in effect at the time of delivery. Most warranties have at least a one year duration commencing from installation. In addition, SeaChange provides maintenance support to all customers and therefore allocates a portion of the systems purchase price to the initial warranty period and recognizes revenue on a straight line basis over that warranty period related to both the warranty obligation and the maintenance support agreement. When SeaChange receives revenue for extended warranties beyond the standard duration, it is deferred and recognized on a straight line basis over the contract period. Related costs are expensed as incurred. As of July 31, 2005 and January 31, 2005, SeaChange had revenue deferrals related to initial and extended warranties of $15.8 million and $18.5 million, respectively.

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

SEACHANGE INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

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

Casa. In January 2005, SeaChange executed a Secured Loan Agreement with Casa Systems, Inc. (“Casa”), a Massachusetts development stage company that specializes in VOD products within the telecommunications and television markets. The original total loan commitment was $1.9 million to be drawn-down in various installments and at the end of fiscal year 2005, Casa had drawn down $750,000. During the first quarter of fiscal 2006, the total loan commitment was increased to $2.4 million, and Casa drew down the remaining $1.7 million. In July 2005, SeaChange invested $8.3 million, representing a 19.8% ownership interest, in Casa. A portion of the purchase price was satisfied by SeaChange’s surrender and cancellation of the Secured Loan Agreement with Casa for $2.5 million in principal and accrued interest outstanding. The remainder of the purchase price was paid in cash. The investment is represented by shares of convertible preferred stock, and the shares are convertible at SeaChange’s option into shares of Casa’s common stock on a one-to-one basis. The convertible preferred stock accrues dividends at the rate per annum of $0.3832 per share and the payment of the cumulative accruing dividends must be declared by the Board of Directors of Casa. At the time of the investment, SeaChange also entered into agreements with Casa, its stockholders and its optionholders which grant SeaChange the right of first refusal on the issuance of additional shares of Casa securities or transfers of stock or options by holders. In addition, SeaChange has an option exercisable until January 31, 2007 to purchase all of the outstanding stock and options not owned by SeaChange for an aggregate price of $92 million.

In February 2005, SeaChange entered into a Supply Agreement with Casa in which Casa would provide certain products to SeaChange at agreed upon prices, which are at fair value. SeaChange was granted exclusive rights in July 2005 to sell these products in North America until January 31, 2007, and SeaChange will maintain this exclusivity as long as the Company meets certain sales levels over this time period.

SeaChange reviewed the Preferred Stock Purchase Agreement and related agreements and the Supply Agreement with Casa and determined that Casa was a variable interest entity (‘VIE”) as defined by the accounting guidance of FIN No. 46R. SeaChange concluded that it is not the primary beneficiary in Casa. Consequently, SeaChange accounts for this investment under the cost method of accounting.

SEACHANGE INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

13. Building Purchase

In June 2005, SeaChange purchased for $8.9 million real property located at 50 Nagog Park Drive in Acton, Massachusetts pursuant to a Purchase and Sale Agreement dated April 29, 2005 with LB February 2005 Nagog Park Drive LLC. The building on the property is approximately 120,000 square feet, and this facility will become the Company’s new corporate headquarters. All operations and personnel currently located at the facility in Maynard, Massachusetts will be relocated to the new property in Acton, Massachusetts.

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

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”). SFAS 123 (R) replaces SFAS 123, “Accounting for Stock-Based Compensation”, and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”. SFAS 123(R) requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. The provisions of this Statement are effective for the first annual reporting period that begins after June 15, 2005. The Company is currently evaluating the method of adoption and the impact of SFAS 123(R) on the financial position and results of operations. The Company is required to adopt SFAS 123 (R) in the first quarter of fiscal 2007. The pro forma disclosures previously permitted under SFAS 123 will no longer be an alternative to financial statement recognition. However, these pro forma disclosures provide an indication of what the effect of adopting SFAS 123 (R) would have been on the historical periods presented as included under “Stock Compensation (Note 3)” above.

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

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections. SFAS No. 154 replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial

SEACHANGE INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS 154 requires retrospective application of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 defines retrospective application as the application of a different accounting principle to prior accounting periods as if that principle had always been used or as the adjustment of previously issued financial statements to reflect a change in the reporting entity. FAS 154 also redefines restatement as the revising of previously issued financial statements to reflect the correction of an error. SFAS 154 is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Factors That May Affect Future Results

Any statements contained in this Form 10-Q that do not describe historical facts may constitute forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. These statements relate to future events or our future financial performance and are identified by words such as “may,” “will,” “could,” “should,” “expect,” “plan,” “intend,” “seek,” “anticipate,” “believe,” “estimate,” “potential,” or “continue” or other comparable terms or the negative of those terms. Forward-looking statements in this Form 10-Q include certain statements regarding the effect of certain accounting standards on our financial position and results of operations, the effect of certain legal claims against us, projected changes in our revenues, earnings and expenses, exchange rate sensitivity, interest rate sensitivity, liquidity, product introductions and general market conditions. Our actual future results may differ significantly from those stated in any forward-looking statements. Any such forward-looking statements contained herein are based on current expectations, but are subject to a number of risks and uncertainties that may cause actual results to differ materially from expectations. The factors that could cause actual future results to differ materially from current expectations include the following: the continued growth, development and acceptance of the video-on-demand market; the loss of one of our large customers; the cancellation or deferral of purchases of our products; the length of our sales cycles; a decline in demand or average selling price for our broadband products; our ability to manage our growth; our ability to protect our intellectual property rights and the expenses that may be incurred by us to protect our intellectual property rights; an unfavorable result of current or future litigation, including our current patent litigation with nCube Corp.; content providers limiting the scope of content licensed for use in the video-on-demand market; our ability to introduce new products or enhancements to existing products; our dependence on certain sole source suppliers and third-party manufacturers; our ability to compete in our marketplace; our ability to respond to changing technologies; the risks associated with international sales; the performance of companies in which we have made equity investments, including the ON Demand Group Limited and Casa Systems, Inc.; our ability to integrate the operations of acquired subsidiaries; changes in the regulatory environment; our ability to hire and retain highly skilled employees; and increasing social and political turmoil. Further information on factors that could cause actual results to differ from those anticipated is detailed in various filings made by us from time to time with the Securities and Exchange Commission, including but not limited to, those appearing under the caption “Certain Risk Factors That May Affect Our Business” in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 15, 2005. Any forward-looking statements should be considered in light of those factors.

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

Our operating results are significantly influenced by a number of factors, including the mix of products sold and services provided, pricing, costs of materials used in our products and the expansion of our operations during the fiscal year. We price our products and services based upon our costs as well as in consideration of the prices of competitive products and services in the marketplace. The costs of our products primarily consist of the costs of components and subassemblies that have generally declined from product introduction to product maturity. As a result of the growth of our business, our operating expenses have historically increased in the areas of research and development, selling and marketing, customer service and support and administration. In the current state of the economy, we currently expect that our broadband and broadcast customers may still have not finalized their deployment schedules for new equipment purchases and they may still have limited capital spending budgets as we believe they are dependent on advertising revenues to fund their capital equipment purchases. Accordingly, we expect our financial results to vary from quarter to quarter and our historical financial results are not necessarily indicative of future performance.

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

In the six months ended July 31, 2005, our total revenues declined 32% to $57.7 million from the same period in 2004 compared to 19% growth to $84.7 million in the six months ended July 31, 2004 compared to the same period in fiscal 2004. The decrease in revenues is primarily attributed to our broadband segment, in which video-on-demand systems revenues fell 45% to $27.7 million in the six months ended July 31, 2005 over the same period in fiscal 2004 but grew 42% to $50.5 million in the six months ended July 31, 2004 compared to the same period in the previous fiscal year. This decline in video-on-demand systems revenues reflects the decline in demand for video-on-demand systems by U.S. cable operators, including a significant decline in revenues from our largest customer, offset in part by increased revenues from the initial deployment of video-on-demand systems in Europe. Services revenues continued to grow by 10% to $23.2 million in the six months ended July 31, 2005 over the same period in fiscal 2004 and 19% to $21.0 million in the six months ended July 31, 2004 compared to the same period in the previous year. This sustained growth is primarily attributed to providing technical support and maintenance services to customers with an ever expanding base of equipment installed at their sites.

Our advertising systems revenues, which are included in our broadband segment, decreased 35% to $4.3 million in the six months ended July 31, 2005 from the same period in 2004 which compares to a decrease of 41% to $6.6 million in the six months ended July 31, 2004 over the same period in the previous year. We believe the decrease in advertising systems revenues reflects a continued decline in demand for analog advertisement systems from cable operators. Our broadcast systems revenue decreased 61% to $2.5 million in the six months ended July 31, 2005 from the same period in fiscal 2004 which compares to a decrease of 4% to $6.6 million in the six months ended July 31, 2004 over the same period in the previous year. The decline in broadcast system revenues reflects the delay in the introduction of our new broadcast products and customer acceptance of the new broadcast products.

Gross profits decreased 7% to 39% in the six months ended July 31, 2005 over the same period in 2004 in comparison to a 6% increase to 46% in the six months ended July 31, 2004 over the same period in the previous year. Lower revenues and higher manufacturing and material costs per unit primarily contributed to this unfavorable performance. Additionally, competitive pressures resulted in lower average selling prices per unit in fiscal 2006. We believe these competitive pressures will continue and our ability to maintain gross margins will be dependent upon increasing revenues and achieving technological advances that will further reduce material costs of sales.

Our lower revenues, decreasing gross margin and higher operating expenses resulted in net loss of $7.1 million or $0.25 per diluted share in the six months ended July 31, 2005 as compared to net income of $6.6 million or $0.23 per diluted share in the same period in 2004.

Acquisitions

In July 2005, we acquired substantially all of the assets of Liberate Technologies’ business outside of North America. Liberate Technologies is a leading provider of software for digital cable systems. The acquisition will enable SeaChange to combine Liberate’s middleware platform with SeaChange’s digital video delivery systems and video-on-demand applications. Under the terms of the agreement, we were assigned certain customer contracts, received patents and other intellectual property, and assumed certain limited liabilities related to Liberate’s business outside of North America in exchange for approximately $23.5 million in cash consideration. The acquisition was accounted for under the purchase method of accounting. Accordingly, the financial position and results of operations of Liberate Technologies non-North American business have been consolidated subsequent to the acquisition date. The impact of this acquisition is material to our condensed consolidated financial statements for the periods presented. For discussion of the accounting treatment of the transaction, see Note 9 of the accompanying financial statements.

In June 2005, we purchased for $8.9 million real property located at 50 Nagog Park Drive in Acton, Massachusetts pursuant to a Purchase and Sale Agreement dated April 29, 2005 with LB February 2005 Nagog Park Drive LLC. The building on the property is approximately 120,000 square feet, and this site will become our new corporate headquarters. All operations and personnel currently located at the facility in Maynard, Massachusetts will be relocated to the new property in Acton, Massachusetts. For discussion of the accounting treatment of the transaction, see Note 13 of the accompanying financial statements

In May 2004, we acquired all of the outstanding stock of ZQ Interactive, Ltd., a company incorporated in the British Virgin Islands with its principal office in Shanghai, China, for $2.0 million in cash. Accordingly, the financial position and results of operations of ZQ Interactive have been consolidated subsequent to the acquisition date; the impact of this consolidation has not been material to our condensed consolidated financial statements for the periods presented. For discussion of the accounting treatment of the transaction, see Note 9 of the accompanying financial statements.

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

Three Months Ended July 31, 2005 Compared to the Three Months Ended July 31, 2004

Revenues

Systems Revenues. Our systems revenues consist of sales of our broadband products and software licenses and broadcast products. Systems revenues decreased 55% to $14.4 million in the three months ended July 31, 2005 from $32.4 million in the three months ended July 31, 2004. Revenues from the broadband segment, which accounted for 95% and 88% of total systems revenues in the three months ended July 31, 2005 and July 31, 2004, respectively, decreased to $13.8 million in the three months ended July 31, 2005 from $28.7 million in the three months ended July 31, 2004. Video-on-demand systems revenues decreased to $12.0 million for the three months ended July 31, 2005 as compared to $25.2 million for the three months ended July 31, 2004. Advertising system revenues were $1.7 million for the three months ended July 31, 2005 as compared to $3.4 million for the three months ended July 31, 2004. The decrease in broadband revenues is primarily attributable to the decline in demand for video-on-demand systems by U.S.cable operators, including a significant decline in revenues from our largest customer, offset in part by increased revenues from the initial deployment of video-on-demand systems in Europe. Broadcast system segment revenues were $696,000 in the three months ended July 31, 2005 compared to $3.8 million in the three months ended July 31, 2004. The $3.1 million decrease in broadcast revenues for the three months ended July 31, 2005 was primarily attributable to the delay in the introduction of our new broadcast products and initial customer acceptance of these new broadcast products. We expect future revenue growth, if any, to come principally from our video-on-demand and broadcast system products as cable and telecommunications companies continue to offer new applications for their customers and the market for digital video servers within the broadcast industry continues to expand. However, we believe that there will be an increased demand for digital advertising insertion systems in an on demand environment as video-on-demand becomes more available to subscribers.

Services Revenues. Our services revenues consist of fees for installation, training, project management, product maintenance, technical support services, product development contracts and movie content fees. Our services revenues increased 11% to

$11.7 million in the three months ended July 31, 2005 from $10.6 million in the three months ended July 31, 2004. This increase in services revenues primarily resulted from the annual renewals of technical support and maintenance service contracts, price increases on certain technical support and maintenance services and the impact of a growing installed base of systems. Revenues from our wholly-owned subsidiary, Digital Video Arts, were $822,000 in the three months ended July 31, 2005 and $700,000 in the three months ended July 31, 2004. Revenues from services are expected to continue to grow as the installed base of our products increases and revenues from Digital Video Arts continue to grow due to additional development contracts and new service offerings.

For the three months ended July 31, 2005 two customers accounted for more than 10% of our total revenues, and one customer accounted for more than 10% of our total revenues for the three months ended July 31, 2004. One customer accounted for 23% of total revenues in the three months ended July 31, 2005 and 61% of total revenues in the three months ended July 31, 2004. Revenue from this customer was primarily in the broadband segment. The other customer accounted for 11% of total revenues in the three months ended July 31, 2005 and less than 1% in the three months ended July 31, 2004. We believe that a significant amount of our revenues will continue to be derived from a limited number of customers.

International sales accounted for approximately 45% and 16% of total revenues in the three months ended July 31, 2005 and July 31, 2004, respectively. The U.S., the United Kingdom and Canada each accounted for more than 10% of total revenue for the six months ended July 31, 2005. For the three months ended July 31, 2004, only the U.S. individually accounted for more than 10% of total revenues. The increase in revenues from the United Kingdom is primarily due to greater demand for video-on-demand systems by United Kingdom cable operators. We expect that international sales will remain a significant portion of our business in the future and expect to obtain several new video-on-demand orders in Europe and Asia during fiscal year 2006. As of July 31, 2005, substantially all sales of our products were made in United States dollars. Therefore, we have not experienced, nor do we expect to experience in the near term, any material impact from fluctuations in foreign currency exchange rates on revenues.

Systems Gross Profit. Costs of systems revenues consist primarily of the cost of purchased components and subassemblies, labor and overhead relating to the final assembly and testing of complete systems and related expenses. Costs of systems revenues decreased 39% to $10.2 million in the three months ended July 31, 2004 as compared to $16.8 million in the three months ended July 31, 2004. In the three months ended July 31, 2005, the decrease in the costs of systems revenues primarily reflects lower systems revenues within the video-on-demand products. We expect the cost of systems revenues for the video-on-demand products within the broadband segment to decrease as a percentage of revenues as the revenue level increases and we improve our manufacturing and material purchasing efficiencies. Our ability to maintain or improve our current gross profit as a percentage of systems revenues is impacted by competitive price pressures which have resulted in lower average selling prices in fiscal 2006. Systems gross profit as a percentage of systems revenues was 29% and 48% in the three months ended July 31, 2005 and July 31, 2004, respectively. Gross profit for the broadband segment decreased to 32% of revenues for the three months ended July 31, 2005 from 50% of revenues for the three months ended July 31, 2004. The decrease in broadband gross profit percentages is primarily due to lower revenues for video-on-demand systems which reflects the decline in demand for video-on-demand systems by U.S. cable operators, including a significant decline in revenues from our largest customer. Gross profit for the broadcast segment decreased to (34%) from 31% for the three months ended July 31, 2005 and 2004, respectively. The decrease in the broadcast gross profit percentage is primarily due to lower revenues, the shipment of additional materials to specific customers to meet product specifications and improve customer relationships, and lower sales prices on certain broadcast orders.

Services Gross Profit. Costs of services revenues consist primarily of labor, materials and overhead relating to the installation, training, product maintenance and technical support services provided by us and costs associated with providing movie content services. Costs of services revenues increased 6% to $6.8 million in the three months ended July 31, 2005 from $6.4 million in the three months ended July 31, 2004. Services gross profit as a percentage of services revenue was 42% in the three months ended July 31, 2005 and 39% in the three months ended July 31, 2004. The increase in services gross profit was primarily a result of higher revenues on a relatively fixed cost structure. We expect that we will continue to experience fluctuations in gross profit percentage in the future due to the timing of revenues from technical support and other services to support the growing installed base of systems and the timing of costs associated with our ongoing investment required to continue to expand our service organization to support our installed base of systems and our new products.

Research and Development. Research and development expenses consist primarily of the compensation of development personnel, depreciation of development and test equipment and an allocation of related facilities expenses. Research and development expenses increased 19% to $8.5 million, or 32% of revenues, in the three months ended July 31, 2005 from $7.1 million, or 17% of total revenues, in the three months ended July 31, 2004 due primarily to the Liberate acquisition and the hiring of additional development engineers to support new product initiatives. We expect that research and development expenses will continue to increase in fiscal 2006 compared to our results in fiscal 2005 as we continue our development of new products and enhancements within all of our product offerings.

Selling and Marketing. Selling and marketing expenses consist primarily of compensation expenses, including sales commissions, travel expenses and certain promotional expenses. Selling and marketing expenses increased slightly to $4.6 million, or 17% of revenues, in the three months ended July 31, 2005 from $4.5 million, or 10% of total revenues, in the three months ended July 31, 2004 primarily due to increased salary expense and higher tradeshow costs.

General and Administrative. General and administrative expenses consist primarily of the compensation of executive, finance, human resource and administrative personnel, legal and accounting services and an allocation of related facilities expenses. General and administrative expenses increased 44% to $3.8 million, or 15% of revenues, in the three months ended July 31, 2005 from $2.6 million, or 6% of total revenues in the three months ended July 31, 2004 due primarily to higher amortization expense related to the Liberate acquisition, charges related to the retirement agreement for our Chief Financial Officer, who is retiring at the end of April 2006, and a reduction in allowance for doubtful accounts in the quarter ended July 31, 2004.

Interest Income and Interest Expense. Interest income was $528,000 in the three months ended July 31, 2005 and $383,000 in the three months ended July 31, 2004. The increase in interest income primarily reflects higher interest rates earned on marketable securities and the invested cash balance. Interest expense was approximately $6,000 in the three months ended July 31, 2005 and $0 in the three months ended July 31, 2004.

Equity income ( loss) in earnings of affiliates. Equity income (loss) in earnings of affiliates was $48,000 and ($223,000) in the three months ended July 31, 2005 and 2004, respectively. The equity income (loss) in earnings of affiliates consists of our proportionate ownership share of the income (loss) of the On Demand Group Limited (“ODG”) under the equity method of accounting.

Income Tax (Benefit) Expense. Our effective tax rate was 8% and 40% for the three months ended July 31, 2005 and 2004, respectively. We recorded a $544,000 income tax benefit in the three months ended July 31, 2005 for operating losses generated since these losses may be carried back to recover prior year taxes paid. As of July 31, 2005, we maintained a full valuation allowance against our net deferred tax assets primarily due to the uncertainties related to our ability to generate pre-tax income for fiscal 2006 and thereafter. We have experienced a decline in revenues in the fourth quarter of fiscal 2005 through the second quarter of fiscal 2006 attributable to a decline in video-on-demand systems revenues which has resulted in lower gross margins and net losses in these periods. If we generate sufficient future pre-tax income, some portion or all of the valuation allowance would be reversed and a corresponding increase in net income would be reported in future periods.

Six Months Ended July 31, 2005 Compared to the Six Months Ended July 31, 2004

Revenues

Systems Revenues. Systems revenues decreased 46% to $34.5 million in the six months ended July 31, 2005 from $63.6 million in the six months ended July 31, 2004. Revenues from the broadband segment, which accounted for 93% and 90% of total systems revenues in the six months ended July 31, 2005 and July 31, 2004, respectively, decreased to $32.0 million in the six months ended July 31, 2005 from $57.0 million in the six months ended July 31, 2004. Video-on-demand systems revenues decreased to $27.7 million for the six months ended July 31, 2005 as compared to $50.5 million for the six months ended July 31, 2004. Advertising system revenues were $4.3 million for the six months ended July 31, 2005 as compared to $6.6 million for the six months ended July 31, 2004. The decrease in broadband revenues is primarily attributable to the decline in demand for video-on-demand systems by U.S. cable operators, including a significant decline in revenues from our largest customer, offset in part by increased revenues from the initial deployment of video-on-demand systems in Europe. Broadcast system segment revenues were $2.5 million in the six months ended July 31, 2005 compared to $6.6 million in the six months ended July 31, 2004. The decrease in broadcast revenues for the six months ended July 31, 2005 was primarily attributable to the delay in the introduction of our new broadcast products and initial customer acceptance of these new broadcast products. We expect future revenue growth, if any, to come principally from our video-on-demand and broadcast system products as cable and telecommunications companies continue to offer new applications for their customers and the market for digital video servers within the broadcast industry continues to expand. If revenues from broadcast and interactive television products increase, the advertising products should become a smaller portion of total system revenues. However, we believe that there will be a continuing demand for expansions to existing advertising insertion systems within the United States and increasing demand for advertising insertion systems in an on demand environment as video-on-demand becomes more available to subscribers.

Services Revenues. Our services revenues increased 10% to $23.2 million in the six months ended July 31, 2005 from $21.0 million in the six months ended July 31, 2004. This increase in services revenues primarily resulted from product development contracts, the annual renewals of technical support and maintenance service contracts, and the impact of a growing installed base of systems. Revenues from our wholly-owned subsidiary, Digital Video Arts, were $1.2 million in the six months ended July 31, 2005 and $1.4 million in the six months ended July 31, 2004. Revenues from services are expected to grow as the installed base of our products increases and revenues from Digital Video Arts with additional development contracts and new product and service offerings.

For the six months ended July 31, 2005 two customers accounted for more than 10% of our total revenues, and one customer accounted for more than 10% of our total revenues for the six months ended July 31, 2004. One of the customers accounted for 28% of total revenues in the six months ended July 31, 2005 and 58% of total revenues in the six months ended July 31, 2004. The other customer accounted for 12% of total revenues in the six months ended July 31, 2005 and less than one percent of total revenues in the six months ended July 31, 2004. Revenue from these customers was primarily in the broadband segment. We believe that a significant amount of our revenues will continue to be derived from a limited number of customers.

International sales accounted for approximately 38% and 15% of total revenues in the six months ended July 31, 2005 and July 31, 2004, respectively. The U.S., the United Kingdom and Canada each accounted for more than 10% of total revenue. For the six months ended July 31, 2004, only the U.S. individually accounted for more than 10% of total revenues. The increase in revenues from the United Kingdom is primarily due to greater demand for video-on-demand systems by United Kingdom cable operators. We expect that international sales will remain a significant portion of our business in the future and expect to obtain several new video-on-demand orders in Europe and Asia during fiscal year 2006. As of July 31, 2005, substantially all sales of our products were made in United States dollars. Therefore, we have not experienced, nor do we expect to experience in the near term, any material impact from fluctuations in foreign currency exchange rates on our revenues.

Systems Gross Profit. Costs of systems revenues decreased to $21.7 million in the six months ended July 31, 2005 as compared to $33.8 million in the six months ended July 31, 2004. In the six months ended July 31, 2005, the decrease in the costs of systems revenues primarily reflects lower systems revenues within the video-on-demand products. We expect the cost of systems revenues for the video-on-demand products within the broadband segment to decrease as a percentage of revenues as the revenue level increases and we improve our manufacturing and material purchasing efficiencies. Systems gross profit as a percentage of systems revenues was 37% and 47% in the six months ended July 31, 2005 and July 31, 2004, respectively. Gross profit for the broadband segment decreased to 40% of revenues for the six months ended July 31, 2005 from 49% of revenues for the six months ended July 31, 2004. The decrease in broadband gross profit percentages is primarily due to lower revenues and continued pricing pressures on certain broadband orders, which decreased broadband gross profits by 14 percentage points, offset in part by an increase in software development contract revenues. Gross profit for the broadcast segment decreased to 1% from 30% for the six months ended July 31, 2005 and 2004, respectively. The decrease in the broadcast gross profit percentage is primarily due to lower revenues and lower prices on certain broadcast orders.

Services Gross Profit. Costs of services revenues increased 8% to $13.3 million in the six months ended July 31, 2005 from $12.3 million in the six months ended July 31, 2004. Services gross profit as a percentage of services revenue was 43% in the six months ended July 31, 2005 and 42% in the six months ended July 31, 2004. We expect that we will continue to experience fluctuations in gross profit percentage in the future due to the timing of revenues from technical support and other services to support the growing installed base of systems and the timing of costs associated with our ongoing investment required to continue to expand our service organization to support our installed base of systems and our new products.

Research and Development. Research and development expenses increased 15% to $16.3 million, or 28% of total revenues, in the six months ended July 31, 2005 from $14.2 million, or 17% of total revenues, in the six months ended July 31, 2004 due primarily to the hiring of additional design engineers to support new product initiatives. We expect that research and development expenses will increase in fiscal 2006 as we continue our development of new products and enhancements within all of our product and service offerings.

Selling and Marketing. Selling and marketing expenses increased 11% to $9.6 million, or 17% of total revenues, in the six months ended July 31, 2005 from $8.6 million, or 10% of revenues, in the six months ended July 31, 2004. This increase is primarily due to higher tradeshow expenses and related travel costs.

General and Administrative. General and administrative expenses increased 22% to $6.5 million, or 11% of total revenues, in the six months ended July 31, 2005 from $5.3 million, or 6% of total revenues in the six months ended July 31, 2004 due primarily to amortization expense related to the Liberate acquisition, charges related to the retirement agreement for our Chief Financial Officer, who is retiring at the end of April 2006, and a reduction in allowance for doubtful accounts in the quarter ended July 31, 2004.

Interest Income and Interest Expense. Interest income was $1.1 million in the first six months ended July 31, 2005 and was $922,000 in the first six months ended July 31, 2004. The increase in interest income primarily reflects higher interest rates earned on marketable securities and the invested cash balance. Interest expense was approximately $14,000 in the six months ended July 31, 2005 and $17,000 in the six months ended July 31, 2004.

Equity income ( loss) in earnings of affiliates. Equity income (loss) in earnings of affiliates was $378,000, which includes the sale of a trademark, and ($253,000) in the six months ended July 31, 2005 and 2004, respectively. The equity income (loss) in earnings of affiliates consists of our proportionate ownership share of the income (loss) of the On Demand Group Limited (“ODG”) under the equity method of accounting.

Income Tax Expense (Benefit). Our annual effective tax rate was 13% and 40% for the six months ended July 31, 2005 and 2004, respectively. We recorded a $1.1 million income tax benefit in the six months ended July 31, 2005 for operating losses generated since these losses may be carried back to recover prior year taxes paid. As of July 31, 2005, we maintained a full valuation allowance against our net deferred tax assets primarily due to the uncertainties related to our ability to generate pre-tax income for fiscal 2006 and thereafter. We have experienced a decline in revenues in the fourth quarter of fiscal 2005 through the second quarter of fiscal 2006 attributable to a decline in video-on-demand systems revenues which has resulted in lower gross margins and net losses in these periods. If we generate sufficient future pre-tax income, some portion or all of the valuation allowance would be reversed and a corresponding increase in net income would be reported in future periods.

Off-Balance Sheet Arrangements

We have not created, and are not party to, any special-purpose or off-balance sheet entities for the purpose of raising capital or incurring debt, other than our equity investments in ODG and Casa (see Liquidity and Capital Resources). Our arrangements with ODG and Casa, which are not consolidated into our financial statements, are not currently likely to have a material affect on our liquidity or the availability of our capital resources.

Liquidity and Capital Resources

We have financed our operations and capital expenditures primarily with cash on-hand and the proceeds from sales of our common stock. Cash and cash equivalents decreased $49.3 million from $93.6 million at January 31, 2005 to $44.2 million at July 31, 2005 largely due to our net loss and cash used in operating activities and investing activities, including the acquisition of Liberate, the equity investment in Casa and the building purchase. Working capital, excluding long-term marketable securities, decreased from $126.6 million at January 31, 2004 to $65.9 million at July 31, 2005.

Net cash used in operating activities was $8.3 million for the six months ended July 31, 2005 compared to net cash provided by operating activities of $10.8 million for the six months ended July 31, 2004. The net cash used in operating activities for the six months ended July 31, 2005 was the result of the net loss of $7.1 million adjusted for non-cash expenses including depreciation and amortization of $3.6 million and the changes in certain operating assets and liabilities. The significant changes in operating assets and liabilities that used cash from operations included a $5.8 million increase in inventory and a $5.5 million increase in prepaid expenses and other assets. These items that used cash in operations were offset by a decrease in accounts receivable of $4.0 million and a increase of $6.5 million in customer deposits. It is typical for us to experience fluctuations in our monthly operating results primarily due to the timing of receiving customer orders and the related shipment of these customer orders. As a result of these monthly fluctuations, we may experience significant increases or decreases in our inventories as a result of the timing of the procurement of components for anticipated orders for both our product segments, increases or decrease in our accounts payable balance primarily due to the timing of payments for materials purchased for prior month shipments, increases or decreases in our accounts receivable balances and customer deposits as a result of the timing of receiving customer orders during the period and of customer payments.

Net cash used in investing activities was $41.6 million and $1.8 million for the six months ended July 31, 2005 and July 31, 2004, respectively. Investment activity for the six months ended July 31, 2005 consisted primarily of the $23.7 million, acquisition of substantially all of the assets of Liberate Technologies’ non-North American business, capital expenditures of $10.9 million, including the purchase of land and a building for our new corporate headquarters in Acton, Massachusetts, and additional investments in Casa Systems of $8.0 million and Insite One, Inc. of $2.0 million offset in part by the net sale of marketable securities of $2.6 million.

Net cash provided by financing activities was $550,000 for the six months ended July 31, 2005 and $1.9 million for the six months ended July 31, 2004. In the six months ended July 31, 2005, the cash provided by financing activities included $759,000 in proceeds from the issuance of common stock in connection with stock option exercises and the employee stock purchase plan, partially offset by the repayment of obligations under capital leases of approximately $209,000.

In the fourth quarter of fiscal 2004, we renewed our revolving line of credit with Citizens Bank (a subsidiary of the Royal Bank of Scotland Group plc) for a two year period and increased the committed amount from $10.0 million to $15.0 million. Loans made under this revolving line of credit bear interest at a rate per annum equal to the bank’s prime rate which was

6.25% on July 31, 2005. Borrowings under this line of credit are collateralized by substantially all of our assets. The loan agreement requires that we provide Citizens Bank with certain periodic financial reports and comply with certain financial ratios including a minimum level of earnings before interest, taxes and depreciation and amortization on a trailing twelve month basis, when amounts are outstanding under the loan agreement. As of July 31, 2005, we were not in compliance with the financial covenants but obtained a waiver from the bank. There are currently no amounts outstanding under the revolving line of credit.

In July 2005, we acquired substantially all of the assets of Liberate Technologies’ business outside of North America. Liberate Technologies is a leading provider of software for digital cable systems. Under the terms of the agreement, we were assigned certain customer contracts, received patents and other intellectual property, and assumed certain limited liabilities related to Liberate’s business outside of North America in exchange for approximately $23.6 million in cash consideration. As part of the agreement, we cannot license or sell the purchased intellectual property in North America for a period of five years. The acquisition was accounted for under the purchase method of accounting. Accordingly, the financial position and results of operations of Liberate Technologies non-North American business have been consolidated subsequent to the acquisition date. For discussion of the accounting treatment of the transaction, see Note 9 of the accompanying financial statements.

In May 2004, SeaChange acquired all of the outstanding stock of ZQ Interactive, Ltd., a company incorporated in the British Virgin Islands with its principal office in Shanghai, China, for $2.0 million in cash. According to the terms of the purchase agreement, $1.0 million was paid to the sellers at the signing of the purchase agreement and the remaining $1.0 million will be paid to the sellers in two equal annual installments of $500,000 on the first and second anniversary dates of the signing of the purchase agreement. The first installment of $500,000 was paid out in July 2005.

In January 2005, we executed a Secured Loan Agreement with Casa Systems, Inc. (“Casa”), a Massachusetts development stage company that specializes in VOD products within the telecommunications and television markets. The original total loan commitment was $1.9 million to be drawn-down in various installments and at the end of fiscal year 2005, Casa had drawn down $750,000. During the first quarter of fiscal 2006, we increased the total loan commitment to $2.4 million, and Casa drew down the remaining $1.7 million. In July 2005, we invested $8.3 million, representing a 19.8% ownership interest, in Casa. A portion of the purchase price was satisfied by our surrender and cancellation of the Secured Loan Agreement with Casa for $2.5 million in principal and accrued interest outstanding. The remainder of the purchase price was paid in cash. The investment is represented by shares of convertible preferred stock, and the shares are convertible at our option into shares of Casa’s common stock on a one-to-one basis. The convertible preferred stock accrues dividends at the rate per annum of $0.3832 per share and the payment of the cumulative accruing dividends must be declared by the Board of Directors of Casa. At the time of the investment, we also entered into agreements with Casa, its stockholders and its optionholders which grant us the right of first refusal on the issuance of additional shares of Casa securities or transfers of stock or options by holders. In addition, we have an option exercisable until January 31, 2007 to purchase all of the outstanding stock and options not owned by us for an aggregate price of $92 million.

In February 2005, we entered into a Supply Agreement with Casa in which Casa would provide certain products to us at agreed upon prices, which are at fair value. We were granted exclusive rights to sell these products in North America until January 31, 2007, and we maintain this exclusivity as long as we meet certain sales levels over this time period.

For the discussion of the accounting treatment of the Casa transaction, see Note 9 of the accompanying financial statements.

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

In June 2005, we purchased for $8.9 million real property located at 50 Nagog Park Drive in Acton, Massachusetts pursuant to a Purchase and Sale Agreement dated April 29, 2005 with LB February 2005 Nagog Park Drive LLC. The building on the property is approximately 120,000 square feet, and this site will be our new corporate headquarters. All operations and personnel currently located at the facility in Maynard, Massachusetts will be relocated to the new property in Acton, Massachusetts. For discussion of the accounting treatment of the transaction, see Note 13 of the accompanying financial statements.

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

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections. SFAS No. 154 replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS 154 requires retrospective application of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 defines retrospective application as the application of a different accounting principle to prior accounting periods as if that principle had always been used or as the adjustment of previously issued financial statements to reflect a change in the reporting entity. FAS 154 also redefines restatement as the revising of previously issued financial statements to reflect the correction of an error. SFAS 154 is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

We face exposure to financial market risks, including adverse movements in foreign currency exchange rates and changes in interest rates. These exposures may change over time as business practices evolve and could have a material adverse impact on our financial results. Our primary exposure has been related to local currency revenue, as most of our revenues are in U.S. dollars, and operating expenses in Europe and Asia. Historically, we have not hedged specific currency exposures as gains and losses on foreign currency transactions have not been material to date. At July 31, 2005 and January 31, 2005, we had $0 outstanding related to variable rate U.S. dollar denominated debt. As there were no amounts outstanding at July 31, 2005 and January 31, 2005 related to variable rate debt, there was no interest rate exposure.

The carrying amounts reflected in the consolidated balance sheet of cash and cash equivalents, trade receivables and trade payables approximate fair value at July 31, 2005 due to the short maturities of these instruments.

We maintain investment portfolio holdings of various issuers, types, and maturities. Our cash and marketable securities include cash equivalents, which we consider to be investments purchased with original maturities of three months or less. Given the short maturities and investment grade quality of the portfolio holdings at April 30, 2005, a sharp rise in interest rates should not have a material adverse impact on the fair value of our investment portfolio. As a result, we do not currently hedge these market risk exposures. At July 31, 2005, we had $16.7 million in short-term marketable securities and $20.8 million in long-term marketable securities.

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

As a result of the evaluation completed by us, and in which Messrs. Styslinger and Fiedler participated, we have concluded that there were no changes during the fiscal quarter ended July 31, 2005 in our internal controls over financial reporting, which have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

See Note 11 of Notes to Condensed Consolidated Financial Statements.

ITEM 4. Submission of Matters to a Vote of Security Holders

The annual meeting of the stockholders of SeaChange was held on July 13, 2005 at which the stockholders approved the following:

1. the election of two (2) members (Mary Palermo Cotton and Carmine Vona) to SeaChange’s Board of Directors, each to serve for a three-year term as a Class III Director;

2. the adoption of SeaChange’s 2004 Stock Option and Incentive Plan; and

3. the ratification of the appointment of PricewaterhouseCoopers LLP, SeaChange’s independent registered public accounting firm.

Voting results were as follows:

	Votes For	Votes Against	Votes Withheld	Abstained
Election of Mary Palermo Cotton	25,752,146	n/a	610,709	n/a

Election of CarmineVona	25,688,748	n/a	674,107	n/a

Adoption of 2005 Equity Compensation and Incentive Plan	13,627,748	3,915,821	n/a	40,918

Ratification of appointment of independent registered public accounting firm	25,829,490	519,124	n/a	14,241

After the annual meeting, William C. Styslinger, III, Martin R. Hoffmann and Thomas F. Olson continued to serve as our directors.

ITEM 6. Exhibits

(a) Exhibits

31.1	Certification Pursuant to Rule 13a-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification Pursuant to Rule 13a-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

10.1	Asset Purchase Agreement by and among SeaChange, Liberate Technologies and Liberate Technologies B.V., dated as of April 15, 2005 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K previously filed with the Commission (File No. 000-21393) on April 21, 2005, and incorporated herein by reference).

10.2	Purchase and Sale Agreement between LB February 2005 Nagog Park Drive LLC and SeaChange, dated as of April 29, 2005 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K previously filed with the Commission (File No. 000-21393) on June 1, 2005, and incorporated herein by reference).

10.3	Series A Convertible Preferred Stock Purchase Agreement between SeaChange and Casa, dated as of July 6, 2005 (furnished herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, SeaChange International, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: September 9, 2005

SEACHANGE INTERNATIONAL, INC.

by:	/s/ William L. Fiedler
William L. Fiedler Senior Vice President, Finance and Administration, Chief Financial Officer, Treasurer and Secretary (Principal Financial and Accounting Officer; Authorized Officer)

Index to Exhibits

No.	Description
31.1	Certification Pursuant to Rule 13a-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification Pursuant to Rule 13a-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

10.1	Asset Purchase Agreement by and among SeaChange, Liberate Technologies and Liberate Technologies B.V., dated as of April 15, 2005 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K previously filed with the Commission (File No. 000-21393) on April 21, 2005, and incorporated herein by reference).

10.2	Purchase and Sale Agreement between LB February 2005 Nagog Park Drive LLC and SeaChange, dated as of April 29, 2005 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K previously filed with the Commission (File No. 000-21393) on June 1, 2005, and incorporated herein by reference).

10.3	Series A Convertible Preferred Stock Purchase Agreement between SeaChange and Casa, dated as of July 6, 2005 (furnished herewith).