Form 10-Q
period 2005-10-31
SEACHANGE INTERNATIONAL INC
filed 2005-12-12
CIK 1019671

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2005

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

The number of shares outstanding of the registrant’s Common Stock on December 5, 2005 was 28,471,370.

SEACHANGE INTERNATIONAL, INC.

PART I – FINANCIAL INFORMATION

ITEM 1.	Financial Statements

SEACHANGE INTERNATIONAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	October 31, 2005	January 31, 2005
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$30,673	$93,561
Restricted cash	500	1,000
Marketable securities	20,564	26,052
Accounts receivable, net of allowance for doubtful accounts of $305 at October 31, 2005 and $649 at January 31, 2005	25,611	25,047
Inventories	19,385	19,458
Income taxes receivable	3,954	4,085
Prepaid expenses and other current assets	6,379	4,665

Total current assets	107,066	173,868
Property and equipment, net	26,450	15,814
Marketable securities	16,788	14,299
Investments in affiliates	19,880	4,661
Intangible assets, net	15,790	480
Goodwill	13,157	1,882
Other assets	5,349	1,301

	$204,480	$212,305

Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of lines of credit and obligations under capital lease	$—	$209
Accounts payable	8,513	10,717
Income taxes payable	2,076	2,575
Accrued litigation reserve	7,753	7,681
Other accrued expenses	8,636	4,611
Customer deposits	2,837	165
Deferred revenue	18,381	21,342

Total current liabilities	48,196	47,300

Other liabilities	318	—

Commitments and contingencies (Note 11)
Stockholders’ equity:
Convertible preferred stock, 5,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized; and 28,318,826 and 28,174,946 shares issued and outstanding at October 31, 2005 and January 31, 2005, respectively	283	282
Additional paid-in capital	175,323	174,455
Accumulated deficit	(19,191)	(9,455)
Accumulated other comprehensive loss	(449)	(277)

Total stockholders’ equity	155,966	165,005

	$204,480	$212,305

The accompanying notes are an integral part of these condensed consolidated financial statements.

SEACHANGE INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Three months ended		Nine months ended
	October 31, 2005	October 31, 2004	October 31, 2005	October 31, 2004
	(unaudited)
Revenues:
Hardware, software and systems	$22,049	$31,349	$56,564	$94,969
Services	13,272	11,248	36,464	32,294

	35,321	42,597	93,028	127,263

Cost of revenues:
Hardware, software and systems	13,791	14,960	35,538	48,763
Services	6,920	6,732	20,192	19,029

	20,711	21,692	55,730	67,792

Gross profit	14,610	20,905	37,298	59,471

Operating expenses:
Research and development	8,797	7,570	25,136	21,772
Selling and marketing	4,927	4,254	14,518	12,879
General and administrative	3,710	3,280	9,829	8,517
Amortization of intangibles	800	103	1,161	190

	18,234	15,207	50,644	43,358

(Loss) income from operations	(3,624)	5,698	(13,346)	16,113
Interest income (expense), net	461	(371)	1,544	534

(Loss) income before income taxes and equity income (loss) in earnings of affiliates	(3,163)	5,327	(11,802)	16,647
Income tax (benefit) expense	(1,150)	(112)	(2,275)	4,404
Equity (loss) income in earnings of affiliates	(95)	110	283	(143)

Net (loss) income	$(2,108)	$5,549	$(9,244)	$12,100

Basic (loss) income per share	$(0.07)	$0.20	$(0.33)	$0.44

Diluted (loss) income per share	$(0.07)	$0.19	$(0.33)	$0.42

Weighted average common shares outstanding:
Basic	28,308	27,652	28,258	27,494

Diluted	28,308	29,097	28,258	28,854

The accompanying notes are an integral part of these condensed consolidated financial statements.

SEACHANGE INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

(in thousands)

	Nine months ended
	October 31, 2005	October 31, 2004
	(unaudited)
Cash flows from operating activities:
Net (loss) income	$(9,244)	$12,100
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	6,100	5,160
Equity (income) loss in earnings of affiliates	(283)	143
Inventory valuation charge	695	729
Amortization of premiums on marketable securities	234	821
Changes in operating assets and liabilities (excluding effects of business acquisition):
Accounts receivable	1,033	(11,141)
Inventories	(4,089)	321
Income taxes receivable	131	—
Prepaid expenses and other assets	(5,573)	131
Accounts payable	(3,272)	7,746
Income taxes payable	(2,497)	(605)
Accrued expenses	3,179	28
Customer deposits	2,672	(139)
Deferred revenue	(3,026)	2,296

Net cash (used in) provided by operating activities	(13,940)	17,590

Cash flows from investing activities:
Purchases of property and equipment	(11,468)	(2,371)
Purchases of marketable securities	(11,893)	(4,541)
Proceeds from sale and maturity of marketable securities	14,507	4,048
Investment in affiliates	(9,993)	—
Acquisition of businesses, net of cash acquired	(31,260)	(919)
Decrease (increase) in restricted cash	500	(1,000)

Net cash used in investing activities	(49,607)	(4,783)

Cash flows from financing activities:
Repayment of obligations under capital lease	(209)	(297)
Proceeds from issuance of common stock	868	3,502

Net cash provided by financing activities	659	3,205

Net (decrease) increase in cash and cash equivalents	(62,888)	16,012
Cash and cash equivalents, beginning of period	93,561	81,497

Cash and cash equivalents, end of period	$30,673	$97,509

Supplemental disclosure of noncash activities:
Transfer of items originally classified as equipment to inventories	$11	$156
Transfer of items originally classified as inventories to equipment	$3,467	$1,309
Conversion of equity	$750	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

SEACHANGE INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of SeaChange International, Inc. and its subsidiaries (“SeaChange” or the “Company”). SeaChange believes that the unaudited condensed consolidated financial statements reflect all adjustments (consisting of only normal recurring adjustments), necessary for a fair statement of SeaChange’s financial position, results of operations and cash flows at the dates and for the periods indicated. The results of operations for the periods presented are not necessarily indicative of results expected for the full fiscal year or any other future periods. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes for the year ended January 31, 2005, included in SeaChange’s Annual Report on Form 10-K for such fiscal year. The balance sheet at January 31, 2005 was derived from audited financial statements. Certain reclassifications have been made to conform the prior period amounts to the current period presentation, including the reclassification of amortization expense related to acquired intangible assets (previously presented as a part of the general and administrative, marketing and sales expense lines) to a separate line within operating expenses on the Consolidated Statements of Operations for all periods presented. Additionally, auction rate securities have been reclassified as short-term investments instead of cash and equivalents in accordance with guidance issued by the Securities and Exchange Commission. Accordingly, an adjustment has been made to the Consolidated Statement of Cash Flows for the period ended October 31, 2004, to reflect the gross purchases and sales of these securities as investing activities rather than as a component of cash and cash equivalents. In the third quarter of fiscal 2005, SeaChange recorded a reduction to interest income to properly account for the amortization of market premiums and discounts on acquired marketable securities since December 2002, which reduced net income and accumulated other comprehensive loss by $519,000. SeaChange determined that the impact of the correction was not material to any historical reporting periods.

2. Revenue Recognition and Allowance for Doubtful Accounts

Revenues from sales of hardware, software license arrangements that do not require significant modification or customization of the underlying software and systems are recognized when title and risk of loss has passed to the customer, there is evidence of an arrangement, fees are fixed or determinable and collection of the related receivable is probable. Revenues from installation, project management, video-on-demand (“VOD”) services and training are recognized as these services are performed. Revenue from product maintenance and technical support is deferred and recognized ratably over the period of the related agreements. Customers are billed for installation, training, project management and product maintenance and technical support at the time of the product sale. Revenue from movie content services is recognized based on the volume of monthly purchases made by hotel guests. Revenue from software development contracts that include significant modification or customization to existing installed software, is recognized on the percentage of completion method based on the efforts expended in relation to the overall efforts for the project to the extent billable. Efforts are measured based on the time expected to be incurred. Shipping and handling costs and other out-of-pocket expenses reimbursed by customers are included in revenues and cost of revenues.

SeaChange’s transactions frequently involve the sales of hardware, software, systems and services under multiple element arrangements. Hardware, software and systems sales always include at least one year of free technical support and maintenance services. Revenue under multiple element arrangements is allocated to all undelivered elements of the sales arrangement based upon the fair value of those elements. The amounts allocated to undelivered elements, which may include, training, technical support, maintenance and hardware and software components, are based upon the price charged when these elements are sold separately and unaccompanied by the other elements. The amount allocated to installation and project management revenue is based upon standard hourly billing rates and the estimated time required to complete the service. The amount allocated to the sales of hardware, software and systems reflects the residual method basis. Under this method, the total arrangement value is allocated first to undelivered elements, based on their fair values, with the remainder being allocated to the delivered elements. Installation and training services are not essential to the functionality of systems as these services do not alter the equipment’s capabilities, the systems are standard products, and the installation and training services are available from other suppliers. For multiple element arrangements that include software licenses and services where vendor-specific objective evidence of the fair value does not exist to allocate a portion of the fee to the only undelivered element and the only undelivered element is product maintenance and technical support, the entire fee under the multiple element arrangement is recognized ratably over the period during which the product maintenance and technical support is expected to be performed. For transactions in which consideration, including equity instruments, is given to a customer, SeaChange accounts for the value of this consideration as an adjustment to revenue in the Consolidated Statement of Operations.

SEACHANGE INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

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

3. Stock Compensation

SeaChange accounts for its stock option plans and stock purchase plan under the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” (“APB 25”) and related interpretations and provides pro forma footnote disclosures as though the fair value method under SFAS No. 123, “Accounting for Stock-Based Compensation,” (“SFAS 123”), as amended by SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure, An Amendment of SFAS No. 123”, was followed. Non-employee stock awards are accounted for in accordance with SFAS 123 and Emerging Issues Task Force Issue No. 96-18, “Accounting for Equity Instruments That are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.” SeaChange’s employee stock purchase plan is a non-compensatory plan and its stock option plans are accounted for using the intrinsic value method under the provisions of APB 25. Had compensation for SeaChange’s stock based compensation plans been accounted for under the fair value method as prescribed by SFAS No. 123, the amounts reported in the Condensed Consolidated Statements of Operations for the three months and nine months ended October 31, 2005 and 2004 would have been:

	Three months ended		Nine months ended
	October 31, 2005	October 31, 2004	October 31, 2005	October 31, 2004
	(in thousands, except per share data)
Net (loss) income, as reported	$(2,108)	$5,549	$(9,244)	$12,100
Less: Stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	1,314	2,260	7,286	5,876

Pro forma net (loss) income	$(3,422)	$3,289	$(16,530)	$6,224

Basic (loss) income per share
As reported	$(0.07)	$0.20	$(0.33)	$0.44
Pro forma	$(0.12)	$0.12	$(0.58)	$0.23
Diluted (loss) income per share
As reported	$(0.07)	$0.19	$(0.33)	$0.42
Pro forma	$(0.12)	$0.11	$(0.58)	$0.22

The fair value of each option granted was estimated on the date of grant assuming a weighted average volatility factor of 80% and 81.7% for the three and nine month periods ended October 31, 2005, respectively, and 100% for the three and nine months ended October 31, 2004. Additional assumptions used in the Black Scholes option pricing model for grants issued during the three and nine months ended October 31, 2005 and October 31, 2004, included: dividend yield of 0.0% for all periods; risk-free interest rates of 4.1% and 3.6% for options granted during the three and nine months ended October 31, 2005, respectively; 2.5% for options granted during the three and nine months ended October 31, 2004; and an expected option term of 7.5 years for all periods.

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

All options outstanding for the three and nine months ended October 31, 2005 were antidilutive based on the Company’s net loss. The number of stock options outstanding at October 31, 2005 was 5,965,000. If the Company had net income for these periods, 128,000 and 398,000 shares for the three and nine month periods ended October 31, 2005, respectively, would have

SEACHANGE INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

been dilutive. For the three and nine months ended October 31, 2004, 1,904,000 and 2,261,000, respectively, of common shares issuable upon the exercise of stock options have been excluded from the diluted income per share computation as the exercise prices of these options were above the average market price of the common stock during the period indicated.

Below is a summary of the shares used in calculating basic and diluted income (loss) per share for the periods indicated:

	Three months ended		Nine months ended
	October 31, 2005	October 31, 2004	October 31, 2005	October 31, 2004
	(in thousands)
Weighted average shares used in calculating earnings per share—Basic	28,308	27,652	28,258	27,494
Dilutive common stock options	—	1,289	—	1,213
Common stock warrants	—	156	—	147

Weighted average shares used in calculating earnings per share—Diluted	28,308	29,097	28,258	28,854

5. Inventories

Inventories consist of the following:

	October 31, 2005	January 31, 2005
	(in thousands)
Components and assemblies	$12,900	$15,315
Finished products	6,485	4,143

	$19,385	$19,458

6. Comprehensive (Loss) Income

SeaChange’s comprehensive (loss) income was as follows:

	Three months ended		Nine months ended
	October 31, 2005	October 31, 2004	October 31, 2005	October 31, 2004
	(in thousands)
Net (loss) income	$(2,108)	$5,549	$(9,244)	$12,100
Other comprehensive expense, net of tax:
Foreign currency translation adjustment, net of tax of $5, $25, $5, and $28 respectively	(14)	(48)	(19)	(51)
Unrealized loss on marketable securities, net of tax of $14, $237, $29 and $91, respectively	(22)	459	(119)	148

Other comprehensive (loss) income	(36)	411	(138)	97

Comprehensive (loss) income	$(2,144)	$5,960	$(9,382)	$12,197

7. Income Taxes

For the quarter ended October 31, 2005, the Company recorded an effective tax rate of 36% to reflect an effective rate of 19% for the nine months ending October 31, 2005. The Company, therefore, recorded $1.2 million and $2.3 million of income tax benefits in the three months and nine months ended October 31, 2005, respectively, for operating losses generated for the three and nine months ended October 31, 2005 since these losses are expected to be carried back to recover prior year taxes paid. The Company’s effective rate for the same three month period in 2004 was a negative 2%. During the nine months ended October 31, 2004, SeaChange recorded income tax expense of $4.4 million. Included in the income tax expense for the nine months ended October 31, 2004 was a $1.9 million benefit recorded for the implementation of a tax law change relating to the tax treatment of deferred revenues which resulted in the realization of a deferred tax asset and a corresponding valuation allowance release as SeaChange began to follow a method with more similarity between book and tax purposes for recognizing revenue for maintenance service contracts. This resulted in a smaller amount of deferred revenue for tax purposes. SeaChange had an effective income tax rate of 38% for the nine months ended October 31, 2004 before recording the adjustment discussed above. As of October 31, 2005, the Company has maintained the full valuation allowance against its net deferred tax assets primarily due to the uncertainties related to the Company’s ability to generate sufficient pre-tax income for fiscal 2006 and thereafter. SeaChange has experienced a decline in revenues in the fourth quarter of fiscal 2005 and through the third quarter of fiscal 2006 attributable to a decline in video-on-demand systems

SEACHANGE INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

revenues and resulting lower gross margins and net losses in these periods. If SeaChange generates sufficient future pre-tax income, some portion or all of the valuation allowance would be reversed and a corresponding increase in net income would be reported in future periods.

8. Segment Information

SeaChange has three reportable segments: broadband, broadcast and services. The broadband segment develops, markets and sells products to digitally manage, store and distribute digital video for cable system operators and telecommunications companies. The broadcast segment develops, markets and sells products for the storage, archival, on-air playback of advertising and other video programming for the broadcast television industry. The services segment provides installation, training, product maintenance, management, professional services, and technical support for all of the above systems and movie content, which is distributed by the broadband product segment and ODG. SeaChange measures profitability of the segments based on their respective gross profits. There were no inter-segment sales or transfers. The majority of long-lived assets are located in the United States. The following summarizes the revenues and cost of revenues by reportable segment:

	Three months ended		Nine months ended
	October 31, 2005	October 31, 2004	October 31, 2005	October 31, 2004
	(in thousands)
Revenues
Broadband hardware, software and systems	$18,088	$26,959	$50,060	$83,996
Broadcast hardware software and systems	3,961	4,390	6,504	10,973
Services	13,272	11,248	36,464	32,294

Total	$35,321	$42,597	$93,028	$127,263

Costs of revenues
Broadband hardware, software and systems	$9,911	$12,362	$29,051	$41,580
Broadcast hardware, software and systems	3,880	2,598	6,487	7,183
Services	6,920	6,732	20,192	19,029

Total	$20,711	$21,692	$55,730	$67,792

Gross profit
Broadband hardware, software and systems	$8,177	$14,597	$21,009	$42,416
Broadcast hardware, software and systems	81	1,792	17	3,790
Services	6,352	4,516	16,272	13,265

Total	$14,610	$20,905	$37,298	$59,471

SeaChange does not measure the assets allocated to the segments, other than the intangible assets and goodwill in connection with its acquisitions. The following table summarizes intangible assets and goodwill by reportable segment:

	October 31, 2005	January 31, 2005
	(in thousands)
Intangible Assets and Goodwill
Broadband	$24,582	$2,362
Broadcast	—	—
Services	4,365	—

Total	$28,947	$2,362

The following table summarizes revenues by geographic locations:

	Three months ended		Nine months ended
	October 31, 2005	October 31, 2004	October 31, 2005	October 31, 2004
	(in thousands)
Revenues
United States of America	$19,931	$32,600	$55,829	$104,203
Canada and South America	1,711	778	8,787	5,493
Europe	10,621	5,154	22,583	10,200
Asia Pacific and rest of world	3,058	4,065	5,829	7,367

Total	$35,321	$42,597	$93,028	$127,263

SEACHANGE INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

The following summarizes revenues by significant customer where such revenue exceeded 10% of total revenues for the indicated period:

	Three months ended		Nine months ended
	October 31, 2005	October 31, 2004	October 31, 2005	October 31, 2004
Customer A	21%	49%	25%	55%
Customer B	14%	—	—	—
Customer C	9%	—	11%	—

International sales accounted for approximately 44% and 23% of total revenues in the three-month periods ended October 31, 2005 and 2004, respectively. International sales accounted for approximately 40% and 18% in the nine-month periods ended October 31, 2005 and 2004, respectively. For the three and nine month periods ended October 31, 2005 and 2004, the Company’s sales were made primarily in United States dollars. Therefore, SeaChange has not experienced any material impact from fluctuations in foreign currency exchange rates on our results of operations or financial position. If this practice changes in the future, the Company will reevaluate its foreign currency exchange rate risk.

At October 31, 2005, one customer accounted for 19% and three customers each accounted for 11% of the accounts receivable balance, and at January 31, 2005, one customer accounted for 15% and two customers each accounted for 14%, respectively, of SeaChange’s accounts receivable balance.

9. Acquisitions

ON Demand Group Limited.

On September 23, 2005, SeaChange purchased the remaining 72.4% of the outstanding capital stock of the ON Demand Group Limited (“ODG”), a company incorporated under the laws of the United Kingdom. As a result of this purchase, SeaChange now owns 100% of ODG. ODG is a London-based aggregator of television content that provides movies and other television programming for on-demand and pay-per-view services throughout Europe. Since 2002, SeaChange had invested approximately $2.8 million to acquire a 27.6% interest in ODG and has worked with ODG to develop video-on-demand opportunities world-wide. The acquisition of the remaining 72.4% will provide SeaChange with a broader range of service offerings which complement its existing video-on-demand products and services.

Under the terms of the agreement, SeaChange acquired the outstanding shares in ODG it did not previously own in exchange for approximately $14.0 million in cash consideration, including transaction costs of $500,000. The purchase agreement also provides for additional contingent consideration if ODG meets certain annual performance goals related to net income in three specified measurement periods over the period through January 31, 2008. SeaChange may pay up to a maximum aggregate contingent consideration of $11,000,000 (based on the exchange rate in effect at the date of this report), including up to 50% payable in shares of SeaChange common stock, par value $.01 per share, with the remainder payable in cash provided that these performance goals are met. The contingent consideration is comprised of three installments, each to be made annually, beginning January 31, 2006, for a baseline amount of $2.2 million, $2.2 million and $4.3 million, respectively. These amounts are subject to upward and downward adjustment based on the actual net income related performance of ODG, as clarified in the agreement, during these periods, provided that the aggregate maximum contingent consideration payable is the sum of these baseline amounts plus $2.3 million. The contingent consideration will be recorded as an additional cost of the purchase and charged to goodwill as performance measures are met and it becomes payable.

As a result of this purchase, SeaChange holds a 33.3% equity investment in FilmFlex, a company based in the United Kingdom. FilmFlex was founded in 2004 by ODG, Sony Pictures and the Walt Disney Company to provide high-quality movies for use in on-demand service. Each of the investors owns 33.3% of FilmFlex, and the investment agreement includes a put option for ODG and a call option for the other two investors for the sale of ODG’s ownership percentage provided certain conditions are met. If either of these options is exercised and the sale price exceeds a certain threshold, twenty percent of the proceeds will be recorded as additional consideration of the purchase and charged to goodwill. SeaChange accounts for this investment under the equity method of accounting, by reporting SeaChange’s proportionate share of FilmFlex’s net income one month in arrears.

Prior to the acquisition on September 23, 2005, SeaChange owned 27.6% ODG and accounted for the investment under the equity method of accounting. The Company’s proportionate share of equity income (loss) in ODG was recorded two months in arrears. As a result, SeaChange’s condensed consolidated statement of operations for the nine months ended October 31,

SEACHANGE INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

2005 includes three quarters of ODG equity loss of $75,000 based upon ODG’s net income for the nine months ended August 31, 2005.

In addition, SeaChange also recorded its proportionate share of ODG’s loss of $490,000 for the lag period from September 1, 2005 to the date of acquisition of September 23, 2005. Given that the Company’s Statement of Operations already includes nine months of its proportionate share of ODG’s net loss, this charge was recorded directly to accumulated deficit in order to conform the fiscal reporting periods. Approximately $413,000 of the loss was attributable to the effect to conform ODG’s financial statements to U.S. GAAP requirements.

The acquisition was accounted for as a step acquisition under the purchase method of accounting which requires that SeaChange’s pre-acquisition investment (27.6%) be allocated at historical cost and that the 72.4% step acquisition be allocated at fair value. Accordingly, the financial position and results of operations of ODG have been consolidated subsequent to the acquisition date.

The Company has preliminarily allocated the purchase price based upon the fair values of the assets acquired and liabilities assumed on September 23, 2005. (See the table below.) The allocation of the purchase price is preliminary because final analysis of the Company’s equity investment in FilmFlex is not yet complete.

(Amounts in thousands)	At September 23, 2005
Consideration exchanged:
Cash payment	$13,555
Transaction costs	494

Purchase Price	$14,049
Liabilities assumed	(2,508)
Cash acquired	4,706
Estimated fair value of equity investment in FilmFlex	7,387
Estimated fair value of tangible assets acquired	1,375
Estimated fair value of identifiable intangible assets acquired	2,376

Goodwill	$713

All or a portion of the $7.4 million investment in FilmFlex may be determined to be intangible assets, including FilmFlex’s current customer contracts. This analysis is still pending and will be completed in the fourth quarter. Based upon this analysis, the allocation of the purchase price will be finalized. In the event that all or a portion of the investment is considered to be an intangible asset, that portion of the investment will be amortized over the useful life of the asset. Any related amortization expense for the three months ended October 31, 2005 would be immaterial.

In total, the Company acquired $6.5 million in cash of which 27.6%, or $1.8 million, was allocated to the pre-acquisition equity investment in ODG. Additionally, 27.6% of the historical cost of ODG’s other assets acquired and liabilities assumed were allocated to the pre-acquisition investment. The difference between the 27.6% of ODG’s acquired assets and assumed liabilities (at historical cost) and SeaChange’s pre-acquisition equity investment was $1.3 million which was allocated to goodwill.

SeaChange preliminarily allocated $2.4 million of the purchase price to the acquired intangible assets. The Company determined the fair value of the intangible assets based on the net present value of the expected future cash flows over the expected lives of the intangible assets. The following table reflects the estimated fair values of the acquired intangible assets and related estimates of useful lives:

(Amounts in thousands)	Estimated Fair Value	Useful Life
Customer contracts	$1,440	1-6 year economic consumption life
Completed technology	648	4 year economic consumption life
Trademarks	288	5 year economic consumption life

	$2,376

SEACHANGE INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

The goodwill and any future consideration will be periodically reviewed for potential impairment in accordance with Statement of Financial Accounting Standards 142, “Goodwill and Other Intangible Assets.” SeaChange determined that the goodwill includes the value of ODG’s work force and expected synergies in global sales and marketing, especially within the European market, and in software development activities. The goodwill generated from the acquisition is not tax deductible. The acquired assets are part of the Company’s services segment.

Pro forma results of operations are not presented as the acquisition of ODG was determined not to be significant to the Company’s condensed consolidated financial statements at the time of the transaction.

Liberate Technologies Non-North America Business

On July 12, 2005, SeaChange acquired substantially all of the assets of Liberate Technologies’ business outside of North America. At the time of the transaction, Liberate Technologies was a leading provider of software for digital cable systems. The acquisition will enable SeaChange to combine Liberate’s middleware platform with SeaChange’s digital video delivery systems and video-on-demand applications. Under the terms of the agreement, SeaChange acquired certain customer contracts, patents and other intellectual property, and assumed certain liabilities related to Liberate’s business outside of North America in exchange for approximately $23.6 million in cash consideration, excluding transaction costs of $192,000. As part of the agreement, SeaChange cannot license or sell the purchased intellectual property in North America for a period of five years. The acquisition was accounted for under the purchase method of accounting. Accordingly, the financial position and results of operations of Liberate Technologies non-North American business have been consolidated subsequent to the acquisition date.

The purchase price was allocated as follows:

(Amounts in thousands)	At July 12, 2005
Consideration exchanged:
Cash payment	$23,555
Transaction costs	192

Purchase price	$23,747
Liabilities assumed	(104)
Estimated fair value of tangible assets acquired	364
Estimated fair value of identifiable intangible assets acquired	14,200

Goodwill	$9,287

SeaChange allocated $14.2 million of the purchase price to the acquired intangible assets. The Company determined the fair value of the intangible assets based on the net present value of the expected future cash flows over the expected lives of the intangible assets. The following table reflects the estimated fair values of the acquired intangible assets and related estimates of useful lives:

(Amounts in thousands)	Estimated Fair Value	Useful Life
Customer contracts	$12,800	3-8 year economic consumption life
Completed technology	1,200	6 year economic consumption life
Trademarks	200	5 year economic consumption life

	$14,200

The remaining purchase price of $9.3 million was determined to be goodwill and will be periodically reviewed for potential impairment in accordance with Statement of Financial Accounting Standards 142, “Goodwill and Other Intangible Assets”. SeaChange determined that the goodwill included the value of Liberate’s work force and expected synergies in the product development and marketing of product offerings. The acquired assets are part of the Company’s broadband segment.

SEACHANGE INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

The following pro forma revenue, net (loss) income and (loss) earnings per share for three and nine months ended October 31, 2005 and 2004, give effect to the merger of SeaChange and Liberate Technologies’ non-North American business as if it occurred on February 1, 2004:

	Three months ended		Nine months ended
	(in thousands except per share data)
	October 31, 2005	October 31, 2004	October 31, 2005	October 31, 2004
Pro forma revenues	$35,321	$43,873	$93,756	$133,072
Pro forma net (loss) income	$(2,108)	$4,428	$(13,743)	$9,574
Pro forma (loss) earnings per share:
Basic	$(0.07)	$0.16	$(0.49)	$0.35
Diluted	$(0.07)	$0.15	$(0.49)	$0.33

The pro forma net (loss) income and (loss) earnings per share for each period presented includes adjustments for amortization of intangibles, interest income and tax rate changes. This pro forma information does not purport to indicate the results that would have actually been obtained had the acquisition been completed on the assumed date or for the periods presented, or which may be realized in the future.

ZQ Interactive, Ltd.

On May 17, 2004, SeaChange acquired all of the outstanding stock of ZQ Interactive, Ltd., a company incorporated in the British Virgin Islands with its principal office in Shanghai, China, for $2.0 million in cash. According to the terms of the purchase agreement, $1.0 million was paid to the sellers at the signing of the purchase agreement and the remaining $1.0 million will be paid to the sellers in two equal annual installments of $500,000 on the first and second anniversary dates of the signing of the purchase agreement. The first $500,000 installment was paid in July 2005. The acquisition was accounted for under the purchase method of accounting. Accordingly, the financial position and results of operations of ZQ Interactive have been consolidated subsequent to the acquisition date. SeaChange allocated $56,000 of the purchase price to the acquired tangible net assets and liabilities including accounts receivable, prepaid expenses and accounts payable. In addition, $520,000 of the purchase price was allocated to the acquired intellectual property. The Company determined the value of the intellectual property based on the net present value of the expected cash flows over the expected life of the intellectual property of five years. The intellectual property intangible asset will be amortized over a five year period on an accelerated basis, reflecting the expected period that the assets will be consumed. The remaining purchase price of $1.6 million including related acquisition costs was determined to be goodwill and will be periodically reviewed in accordance with Statement of Financial Accounting Standards 142, “Goodwill and Other Intangible Assets.” The acquired assets are part of the broadband segment. Pro forma results of operations are not presented as the amounts are not material to the Company’s condensed consolidated financial statements.

10. Goodwill and Intangible Assets

At October 31, 2005, the Company had goodwill of $13.2 million. $11.2 million of the goodwill is reported as part of the broadband reporting segment. The remaining $2 million is reported as part of the services reporting segment.

The Company’s intangible assets consist of patent and other intellectual property, which are part of the broadband reporting segment. At October 31, 2005, the gross carrying value of these intangible assets was $23.7 million and the accumulated amortization was $7.9 million. At January 31, 2005, the gross carrying value of these intangible assets was $7.1 million and the accumulated amortization was $6.6 million. SeaChange’s intangible assets are amortized on both a straight-line and accelerated basis over a period of up to 8 years, reflecting the expected pattern and period that the assets will be consumed. All or a portion of the $7.4 million equity investment in FilmFlex may be determined to be intangible based upon FilmFlex’s current customer contracts. This analysis is still pending and will be completed in the fourth quarter. In the event that all or a portion of the investment is considered to be an intangible asset, that portion of the investment will be amortized over the useful life of the asset. Any related amortization expense for the three months ended October 31, 2005 would be immaterial. Amortization expense for intangible assets was $895,000 and $396,000 for the three months ended October 31, 2005 and 2004, respectively. Amortization expense for intangible assets was $1.3 million and $1.2 million for the nine months ended October 31, 2005 and 2004, respectively. Amortization expense, including amortization recorded as cost of goods sold and operating expense, is estimated to be approximately $2.4 million in fiscal 2006, $5.3 million in fiscal 2007, $2.7 million in fiscal 2008, $1.9 million in fiscal 2009, $2.2 million in fiscal 2010 and $1.3 million in fiscal 2011.

SEACHANGE INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

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

On April 7, 2004, the District Court issued its Memorandum Opinion which sets forth its reasoning for the September 30, 2002 order. On April 29, 2004, the District Court entered a judgment denying nCube’s claim that the ‘312 patent is invalid. On May 5, 2004, nCube filed a notice of appeal purporting to appeal from the District Court’s April 29, 2004 judgment. On June 29, 2005, the United States Court of Appeals for the Federal Circuit issued its decision on the appeal. The decision reversed the September 2000 finding by the United States District Court of Delaware that nCube’s MediaCube-4 product infringed SeaChange’s ‘312 patent, and remanded certain issues back to the District Court. No costs or awards were granted to either SeaChange or nCube. The District Court has stayed further action on the remanded issues until a decision has been issued by the United States Court of Appeals for the Federal Circuit on the appeal regarding the nCube Patent No. 5,805,804 litigation described below.

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

SEACHANGE INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

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

On April 28, 2003, SeaChange filed a notice of appeal, appealing from the judgment and from other adverse rulings by the district court. SeaChange also filed a motion with the Federal Circuit Court of Appeals seeking to stay nCube’s appeal pending the issuance of a written opinion by the district court explaining its March 31, 2003 orders. On May 29, 2003, the Court of Appeals allowed SeaChange’s motion and ordered the appeals stayed pending the issuance of a memorandum opinion by the district court, which was issued on April 7, 2004. Accordingly, the stay in the appeals has been lifted and the appeal is now pending. Oral arguments were held at the Federal Circuit Court of Appeals on September 7, 2005, and a decision has not yet been issued.

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

The following is a summary of the accrued litigation reserve through October 31, 2005:

Estimated damages on the accused VOD shipments through April 30, 2002	$2,787,000
Estimated treble damages on the accused VOD shipments through April 30, 2002	5,574,000
Estimated legal fees (including write-off of capitalized legal costs and nCube legal fees)	5,621,000
Accrued interest on estimated damages and treble damages through April 30, 2002	418,000

Total charges recorded as of April 30, 2002	14,400,000
Additional accrued interest on estimated damages and treble damages through January 31, 2003	261,000
Adjustment to litigation reserve based on March 31, 2003 court order and April 8, 2003 court filing	(3,537,000)
Legal expenses paid through January 31, 2003	(3,621,000)

Accrued litigation reserve as of January 31, 2003	7,503,000
Additional accrued interest on estimated damages and treble damages through January 31, 2004	101,000

Accrued litigation reserve as of January 31, 2004	7,604,000
Additional accrued interest on estimated damages and treble damages through January 31, 2005	77,000

Accrued litigation reserve as of January 31, 2005	7,681,000
Additional accrued interest on estimated damages and treble damages through October 31, 2005	72,000

Accrued litigation reserve as of October 31, 2005	$7,753,000

SEACHANGE INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

This reserve reflects SeaChange’s best estimate of SeaChange’s exposure based on information currently available. However, SeaChange believes that any liability ultimately incurred after pursuing all legal options will not likely exceed the accrued litigation reserve as of October 31, 2005, except for ongoing legal fees associated with the dispute and additional interest on the awarded damages, which will be charged to operations. Other than the payment of SeaChange’s legal fees, any payment of the other recorded charges will only occur in the event that the jury verdict is upheld in appeal. SeaChange has appealed the district court’s judgment to the United States Court of Appeals for the Federal Circuit. Any injunctive relief against SeaChange will not be determined until after appeal. In the event that the court issues an injunction prohibiting SeaChange from selling the accused video-on-demand products, SeaChange believes that such injunction would have a minimal impact on SeaChange’s ability to ship products and meet customer demands because SeaChange has implemented a revised version of the software which SeaChange believes does not infringe the nCube `804 patent.

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

SeaChange warrants that its products, including software products, will substantially perform in accordance with its standard published specifications in effect at the time of delivery. Most warranties have at least a one year duration commencing from installation. In addition, SeaChange provides maintenance support to all customers and therefore allocates a portion of the systems purchase price to the initial warranty period and recognizes revenue on a straight line basis over that warranty period

SEACHANGE INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

related to both the warranty obligation and the maintenance support agreement. When SeaChange receives revenue for extended warranties beyond the standard duration, it is deferred and recognized on a straight line basis over the contract period. Related costs are expensed as incurred. As of October 31, 2005 and January 31, 2005, SeaChange had revenue deferrals related to initial and extended warranties of $15.6 million and $18.5 million, respectively.

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

12. Investments in Affiliates

Minerva. In January 2005, SeaChange entered into a Stock Purchase Agreement with Minerva Networks, Inc. (“Minerva”), a California based company specializing in software products for the telecommunications and television markets. As part of Minerva’s Series H preferred financing, SeaChange invested $1.0 million for 1.3 million shares of preferred stock of Minerva representing 2.5% of the total capital stock of Minerva. The preferred shares are convertible to 1.3 million shares of common stock under certain conditions as defined in the Stock Purchase Agreement. SeaChange accounts for this investment under the cost method of accounting.

At the time of the investment in Minerva, SeaChange entered into a Software License Agreement with Minerva in which SeaChange agreed to purchase from Minerva a license for its iTV manager Software and related source code for $3.8 million. The payment for the license and source code is conditional upon the acceptance of the software by SeaChange which was completed at the beginning of the second quarter of fiscal 2006. The Company capitalized the purchase of the license and source code and will amortize the amount over the expected life of the software license and source code starting with the first shipment of the product to a customer.

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

SEACHANGE INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

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

SeaChange reviewed the Preferred Stock Purchase Agreement and related agreements and the Supply Agreement, discussed above, with Casa and determined that Casa was a variable interest entity (“VIE”) as defined by the accounting guidance of FIN No. 46R. SeaChange concluded that it is not the primary beneficiary in Casa. Consequently, SeaChange accounts for this investment under the cost method of accounting.

FilmFlex. In September 2005, SeaChange acquired the remaining 72.4% of outstanding capital stock of ODG that it did not own. As a result of this purchase, SeaChange holds a 33.3% investment in FilmFlex, a company based in the United Kingdom. FilmFlex was founded in 2004 by ODG, Sony Pictures and the Walt Disney Company to provide high-quality movies for use in on-demand service. Each of the investors owns 33.3% of FilmFlex, and the investment agreement includes a put and call provision for the sale of ODG’s ownership percentage provided certain conditions are met. FilmFlex provides its on-demand content from the libraries of Sony Pictures Television International, Sony Classics, Walt Disney Television International, Warner Brothers, Pathe, MGM, Dreamworks, Hollywood Pictures, Touchstone Pictures, Miramax Film Corporation, Buena Vista International Inc., Paramount Pictures, Columbia Pictures, TriStar, Icon and other sources. Filmflex currently has an outsourcing services agreement, determined at arms length pricing, with ODG in which ODG provides FilmFlex with financial planning, budgeting, scheduling, marketing, production and operations support services. SeaChange’s investment in FilmFlex has been recorded at its estimated fair value as of the date of the step acquisition of ODG. However, all or a portion of the investment balance may be determined to be intangible based upon FilmFlex’s current customer contracts. This analysis is still pending and will be completed in the fourth quarter. In the event that all or a portion of the investment is considered to be an intangible asset, that portion of the investment will be amortized over the useful life of the asset. Any related amortization expense for the three months ended October 31, 2005 would be immaterial.

In connection with the step acquisition of ODG, SeaChange reconsidered its investments and other contractual arrangements with FilmFlex and determined that FilmFlex was not a VIE as defined by the accounting guidance of FIN No. 46R. Consequently, SeaChange accounts for this investment under the equity method of accounting. SeaChange’s proportionate share of FilmFlex’s income is reported one month in arrears.

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

SEACHANGE INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

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

In December 2004, the FASB issued FSP No. 109-2, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act (“AJCA”) of 2004 (“FAS 109-2”). The AJCA introduces a limited time 85% dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer (repatriation provision), provided certain criteria are met. FAS 109-2 provides accounting and disclosure guidance for the repatriation provision. Although FAS No. 109-2 was effective immediately, the Company does not expect to be able to complete its evaluation of the repatriation provision until after Congress or the Treasury Department provides additional clarifying language on key elements of the provision. In January 2005, the Treasury Department began to issue the first series of clarifying documents related to this provision. The Company is currently in the process of evaluating whether or not, and to what extent, if any, this provision may benefit the Company as well as the financial impact of this provision, if any.

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

In October 2005, the FASB issued FSP No. FAS 13-1, “Accounting for Rental Costs Incurred during a Construction Period.” This FASB Staff Position addresses whether a lessee may capitalize rental costs of property (both land and buildings) incurred during a construction period (of a leasehold improvement or readiness of the property for the lessee’s intended use). The rental costs cannot be capitalized but should be recognized as rental expense and included in income from continuing operations. The effective date of this FSP is the first reporting period beginning after December 15, 2005. The adoption of the provisions of FSP No. FAS 13-1 is not expected to have a material impact on SeaChange’s financial position or results of operations.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Factors That May Affect Future Results

Any statements contained in this Form 10-Q that do not describe historical facts may constitute forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. These statements relate to future events or our future financial performance and are identified by words such as “may,” “will,” “could,” “should,” “expect,” “plan,” “intend,” “seek,” “anticipate,” “believe,” “estimate,” “potential,” or “continue” or other comparable terms or the negative of those terms. Forward-looking statements in this Form 10-Q include certain statements regarding the effect of certain accounting standards on our financial position and results of operations, the effect of certain legal claims against us, projected changes in our revenues, earnings and expenses, exchange rate sensitivity, interest rate sensitivity, liquidity, product introductions and general market conditions. Our actual future results may differ significantly from those stated in any forward-looking statements. Any such forward-looking statements contained herein are based on current expectations, but are subject to a number of risks and uncertainties that may cause actual results to differ materially from expectations. The factors that could cause actual future results to differ materially from current expectations include the following: the continued growth, development and acceptance of the video-on-demand market; the loss of one of our large customers; the cancellation or deferral of purchases of our products; the length of our sales cycles; a decline in demand or average selling price for our broadband products; our ability to manage our growth; our ability to integrate businesses acquired by us, including the ON Demand Group Limited; our ability to protect our intellectual property rights and the expenses that may be incurred by us to protect our intellectual property rights; an unfavorable result of current or future litigation, including our current patent litigation with C-COR (as successor to nCube Corp.); content providers limiting the scope of content licensed for use in the video-on-demand market; our ability to introduce new products or enhancements to existing products; our dependence on certain sole source suppliers and third-party manufacturers; our ability to compete in our marketplace; our ability to respond to changing technologies; the risks associated with international sales; the performance of companies in which we have made equity investments, including FilmFlex and Casa Systems, Inc.; changes in the regulatory environment; our ability to hire and retain highly skilled employees; and increasing social and political turmoil. Further information on factors that could cause actual results to differ from those anticipated is detailed in various filings made by us from time to time with the Securities and Exchange Commission, including but not limited to, those appearing under the caption “Certain Risk Factors That May Affect Our Business” in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 15, 2005. Any forward-looking statements should be considered in light of those factors.

Overview

We are a leading developer, manufacturer and marketer of digital video storage, management and streaming hardware, software and systems, which automate the distribution of video content, such as movies, television programs, games, and advertising.

We have three reportable segments: broadband, broadcast and services. The broadband segment includes hardware, software and systems products, such as our digital advertising and video-on-demand products that digitally manage, store and distribute digital video for cable system operators and telecommunications companies. The broadcast segment includes hardware, software and systems products for the storage, archival, on-air playback of advertising and other video programming for the broadcast television industry. In both our broadband and broadcast segments, our hardware, software and systems revenues are comprised of sales and licensing of individual hardware and software products, respectively, in addition to the sale and licensing of system products which combine certain hardware and software components into one system. The services segment is comprised of revenue related to installation, training, project management, product maintenance, technical support and the management services associated with the acquisition and delivery of video content to our customer.

We have experienced fluctuations in our hardware, software and systems revenues from quarter to quarter due to the timing of the receipt of customer orders and the shipment of those orders. The factors that impact the timing of the receipt of customer orders include among other factors: (1) the customer’s receipt of authorized signatures on their purchase orders; (2) the budgetary approvals within the customer’s company for capital purchases; and (3) the ability to process the purchase order within the customer’s organization in a timely manner. Factors that may impact the shipment of customer orders include: (1) the availability of material to produce the product; (2) the time required to produce and test the system before delivery; and (3) the customer’s required delivery date. The delay in the timing of receipt and shipment of any one customer order can result in significant fluctuations in our revenue reported on a quarterly basis.

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

In the nine months ended October 31, 2005, our total revenues declined 27% to $93.0 million from the same period in the prior year compared to 17% growth to $127.3 million in the nine months ended October 31, 2004 compared to the same period in fiscal 2004. The decrease in revenues is primarily attributed to our broadband segment, in which video-on-demand systems revenues fell 51% to $36.3 million in the nine months ended October 31, 2005 over the same period in fiscal 2005. Revenues of video-on-demand systems grew 28% to $74.2 million in the nine months ended October 31, 2004 compared to the same period in the previous fiscal year. This current year decline in video-on-demand systems revenues reflects the decline in demand for video-on-demand systems by U.S. cable operators, including a significant decline in revenues from our largest customer, partially offset by increased revenues from our initial deployment of video-on-demand systems in Europe and by revenues of $3.1 million from our contracts in Europe acquired as part of the Liberate acquisition. Services revenues continued to grow by 13% to $36.5 million in the nine months ended October 31, 2005 over the same period in fiscal 2005 and 21% to $32.3 million in the nine months ended October 31, 2004 compared to the same period in the previous year. This sustained growth is primarily attributed to providing technical support and maintenance services to customers with an ever expanding base of equipment installed at their sites and one month of post-acquisition revenues provided by the ON Demand Group.

Our advertising revenues, which are included in our broadband segment, increased 9% to $10.7 million in the nine months ended October 31, 2005 from the same period in fiscal 2005. These results compare to a decrease of 38% to $9.8 million in the nine months ended October 31, 2004 over the same period in fiscal 2004. The current year increase in advertising revenues is attributable to an increase in demand for digital advertisement systems reflecting cable operators’ replacement of the old analog technology with digital technology. Our broadcast revenue decreased 41% to $6.5 million in the nine months ended October 31, 2005 from the same period in fiscal 2005. This compares to an increase of 23% to $11.0 million in the nine months ended October 31, 2004 over the same period in the previous year. The decline in broadcast revenues reflects the delay in the introduction and customer acceptance of new broadcast products.

Gross profits decreased 7 percentage points to 40% in the nine months ended October 31, 2005 over the same period in fiscal 2005 in comparison to a 7 percentage point increase to 47% in the nine months ended October 31, 2004 over the same period in the previous year. Lower revenues and higher manufacturing and material costs per unit primarily contributed to this unfavorable current year performance which was partially offset by additional margins on revenues generated from our contracts in Europe acquired as part of the Liberate acquisition. Additionally, competitive pressures resulted in lower average selling prices per unit in fiscal 2006. We believe these competitive pressures will continue and our ability to maintain gross margins will be dependent upon increasing revenues and achieving technological advances that will further reduce material costs of sales.

Our lower revenues, decreasing gross margin and higher operating expenses resulted in net loss of $9.2 million or $0.33 per diluted share in the nine months ended October 31, 2005 as compared to net income of $12.1 million or $0.42 per diluted share in the same period in fiscal 2005.

Acquisitions

On September 23, 2005, we purchased the remaining 72.4% of the outstanding capital stock of the ON Demand Group Limited (“ODG”), a company incorporated under the laws of the United Kingdom. As a result of this purchase, we now own 100% of ODG. ODG is a London-based aggregator of television content that provides movies and other television programming for on-demand and pay-per-view services throughout Europe. Since 2002, we had invested approximately $2.8 million to acquire a 27.6% interest in ODG and have worked with ODG to develop video-on-demand opportunities world-wide. The acquisition of the remaining 72.4% will provide us with a broader range of service offerings which complement our existing video-on-demand products and services.

Under the terms of the agreement, we acquired the outstanding shares in ODG we did not previously own in exchange for approximately $14.0 million in cash consideration, including transaction costs of $500,000. The purchase agreement also provides for additional contingent consideration if ODG meets certain annual performance goals related to net income for three measurement periods over the period through January 31, 2008. We may pay up to a maximum aggregate contingent consideration of $11,000,000 (based on the exchange rate in effect at the date of this report), including up to 50% payable in shares of our common stock, par value $.01 per share, with the remainder payable in cash provided that the performance goals are met. The contingent consideration is comprised of three installments, each to be made annually, beginning January 31, 2006, for a baseline amount of $2.2 million, $2.2 million and $4.3 million, respectively. These amounts are subject to upward and downward adjustment based on the actual net income related performance of ODG, as defined in the agreement, during these periods, provided that the aggregate maximum contingent consideration payable is the sum of these baseline amounts plus $2.3 million. The contingent consideration will be recorded as an additional cost of the purchase and charged to goodwill as performance measures are met and it becomes available.

As a result of the purchase, we hold a 33.3% equity investment in FilmFlex, a company based in the United Kingdom. FilmFlex was founded in 2004 by ODG, Sony Pictures and the Walt Disney Company to provide high-quality movies for use in on-demand service. Each of the investors owns 33.3% of FilmFlex, and the investment agreement includes a put option for ODG and a call option for the other two investors for the sale of ODG’s ownership percentage provided certain conditions are met. If either of these options is exercised and the sale price exceeds a certain threshold, twenty percent of the proceeds will be recorded as additional consideration of the purchase and charged to goodwill.

Prior to the acquisition on September 23, 2005, we owned 27.6% ODG and accounted for the investment under the equity method of accounting. Our proportionate share of equity income (loss) in ODG was recorded two months in arrears. As a result, the condensed consolidated statement of operations for the nine months ended October 31, 2005 includes three quarters of ODG equity income (loss) based upon ODG’s net income for the nine months ended August 31, 2005. Included in the quarter ended August 31, 2005 was a charge of approximately $208,000 attributable to our share of the cumulative effect to conform ODG’s financial statements to U.S. GAAP requirements. Our proportionate ownership share of the ODG loss of $490,000 for the period from September 1, 2005 to the date of acquisition of September 23, 2005 was recorded against accumulated deficit since the Statement of Operations already included three full quarters of equity loss. Of this amount, approximately $413,000 of the loss was attributable to the effect to conform ODG’s financial statements to U.S. GAAP requirements.

The acquisition was accounted for as a step acquisition under the purchase method of accounting which requires that our pre-acquisition investment (27.6%) be allocated at historical cost and that the 72.4% acquisition be allocated at fair value. Accordingly, the financial position and results of operations of ODG have been consolidated subsequent to the acquisition date. The impact of this acquisition is not significant to our condensed consolidated financial statements for the periods presented. For discussion of the accounting treatment of the transaction, see Note 9 of the accompanying financial statements.

In July 2005, we acquired substantially all of the assets of Liberate Technologies’ business outside of North America. At the time of the transaction, Liberate Technologies was a leading provider of software for digital cable systems. The acquisition will enable SeaChange to combine Liberate’s software that enables television set top boxes to operate efficiently in a video-on-demand system, with SeaChange’s digital video delivery systems and video-on-demand applications. Under the terms of the acquisition, we acquired certain customer contracts, patents and other intellectual property, and assumed certain limited liabilities related to Liberate’s former business outside of North America in exchange for approximately $23.7 million in cash consideration. The acquisition was accounted for under the purchase method of accounting. Accordingly, the financial position and results of operations of Liberate Technologies non-North American business have been consolidated subsequent to the acquisition date. The impact of this acquisition is material to our condensed consolidated financial statements for the periods presented. For discussion of the accounting treatment of the transaction, see Note 9 of the accompanying financial statements.

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

A summary of those accounting policies that we believe are most critical to fully understand and evaluate our financial results is set forth in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 15, 2005 and see Note 2 of this Form 10-Q filling for our updated revenue recognition policy.

Three Months Ended October 31, 2005 Compared to the Three Months Ended October 31, 2004

Revenues

Hardware, Software and Systems Revenues. Our hardware, software and systems revenues consist of sales of our broadband and broadcast segments. Hardware, software and systems revenues decreased 30% to $22.0 million in the three months ended October 31, 2005 from $31.3 million in the three months ended October 31, 2004. Revenues from the broadband segment, which accounted for 82% and 93% of total hardware, software and systems revenues in the three months ended October 31, 2005 and October 31, 2004, respectively, decreased to $18.1 million in the three months ended October 31, 2005 from $27.0 million in the three months ended October 31, 2004. Video-on-demand hardware, software and systems revenues decreased to $8.6 million for the three months ended October 31, 2005 as compared to $23.8 million for the three months ended October 31, 2004. Also included in the broadband segment for the three months ended October 31, 2005 was $3.1 million of software development revenues from the middleware software technology acquired from Liberate Technologies in July 2005. Advertising revenues were $6.4 million for the three months ended October 31, 2005 as compared to $3.2 million for the three months ended October 31, 2004. The decrease in broadband revenues is primarily attributable to the decline in demand for video-on-demand hardware, software and systems by U.S. cable operators, including a significant decline in revenues from our largest customer, partially offset by increased revenues from the initial deployment of video-on-demand systems in Europe, the software revenues from our acquired Liberate operations in Europe, and customer acceptance of prior quarter advertising shipments for which the revenue had been deferred in prior quarters. Broadcast segment revenues were $4.0 million in the three months ended October 31, 2005 including approximately $1.3 million of broadcast system revenues previously deferred until the product met customer specifications, compared to $4.4 million in the three months ended October 31, 2004. We expect future revenue growth, if any, to come principally from our video-on-demand products as international cable companies and telecommunications companies both in North America and internationally, begin to deploy video-on-demand systems, North American cable companies continue to expand their existing deployments of video-on-demand systems, and we expand our existing product line of video-on-demand products with new products and services. We believe that there will be an increased demand for digital advertising insertion systems, which will offset the decline in demand for analog advertisement systems.

Services Revenues. Our services revenues consist of fees for installation, training, project management, product maintenance, technical support services, product development contracts, management fees, VOD services and movie content fees. Our services revenues increased 18% to $13.3 million in the three months ended October 31, 2005 from $11.2 million in the three months ended October 31, 2004. This increase in services revenues primarily resulted from $1.2 million of revenues for the period from September 23, 2005 through October 31, 2005 from the ON Demand Group, the annual renewals of technical support and maintenance service contracts, price increases on certain technical support and maintenance services and the impact of a growing installed base of systems. Revenues from our wholly-owned subsidiary, Digital Video Arts, were $518,000 in the three months ended October 31, 2005 and $1.0 million in the three months ended October 31, 2004. Revenues from services are expected to continue to grow as the installed base of our products increases, revenues from Digital Video Arts are expected to grow due to a higher level of development contracts and new service offerings, and the ON Demand Group continues to provide its on-demand video content services throughout Europe.

For the three months ended October 31, 2005 two customers accounted for more than 10% of our total revenues, and one customer accounted for more than 10% of our total revenues for the three months ended October 31, 2004. One customer accounted for 21% of total revenues in the three months ended October 31, 2005 and 49% of total revenues in the three months ended October 31, 2004. Another customer accounted for 14% of total revenues in the three months ended October 31, 2005.

Revenue from both customers was primarily in the broadband segment. We believe that a significant amount of our revenues will continue to be derived from a limited number of customers.

International sales accounted for approximately 44% and 23% of total revenues in the three months ended October 31, 2005 and October 31, 2004, respectively. The U.S. and the United Kingdom both accounted for more than 10% of total revenue for the three months ended October 31, 2005. For the three months ended October 31, 2004, only the U.S. individually accounted for more than 10% of total revenues. The increase in revenues from the United Kingdom is primarily due to the decline in demand for video-on-demand systems by U.S. cable operators, including a significant decline in revenues from SeaChange’s largest customer and to the expansion of video-on-demand system deployments by United Kingdom cable operators, revenues generated from our UK customer contracts recently acquired from Liberate Technologies, and the revenues from the newly acquired ON Demand Group. We expect that international sales will remain a significant portion of our business in the future. As of October 31, 2005, sales of our products were primarily made in United States dollars. Therefore, we have not experienced, nor do we expect to experience in the near term, any material impact from fluctuations in foreign currency exchange rates on revenues.

Hardware, Software and Systems Gross Profit. Costs of hardware, software and systems revenues consist primarily of the cost of purchased components and subassemblies, labor and overhead relating to the final assembly and testing of complete systems and related expenses, and labor related to software development. Costs of hardware, software and systems revenues decreased 8% to $13.8 million in the three months ended October 31, 2005 as compared to $15.0 million in the three months ended October 31, 2004. In the three months ended October 31, 2005, the decrease in the costs of revenues primarily reflects the decrease in video on demand systems revenues. We expect the cost of .revenues for the video-on-demand products within the broadband segment to vary as a percentage of revenues depending, in part on the variability of our video-on-demand revenue levels. Our ability to maintain or improve our current gross profit as a percentage of hardware, software and systems revenues is impacted by competitive price pressures which have resulted in lower average selling prices in fiscal 2006. Hardware, software and systems gross profit as a percentage of revenues was 37% and 52% in the three months ended October 31, 2005 and October 31, 2004, respectively. Gross profit for the broadband segment decreased to 45% of revenues for the three months ended October 31, 2005 from 54% of revenues for the three months ended October 31, 2004. The decrease in broadband gross profit percentages is primarily due to lower revenues for video-on-demand systems which reflects the decline in demand for video-on-demand systems by U.S. cable operators, including a significant decline in revenues from our largest customer, partially offset by additional margins on revenues generated from our contracts in Europe acquired as part of the Liberate acquisition. Gross profit for the broadcast segment decreased to 2% from 41% for the three months ended October 31, 2005 and 2004, respectively. The decrease in the broadcast gross profit percentage is primarily due to additional costs to upgrade the performance of certain systems and higher discounts on certain broadcast orders.

Services Gross Profit. Costs of services revenues consist primarily of labor, materials and overhead relating to the installation, training, product maintenance, technical support, and management services and costs associated with providing movie content services. Costs of services revenues increased 3% to $6.9 million in the three months ended October 31, 2005 from $6.7 million in the three months ended October 31, 2004. Services gross profit as a percentage of services revenue was 48% in the three months ended October 31, 2005 and 40% in the three months ended October 31, 2004. The increase in services gross profit was primarily a result of additional margins generated by the ON Demand Group services. We expect that we will continue to experience fluctuations in gross profit percentage in the future due to the timing of revenues from technical support and other services to support the growing installed base of systems and the timing of costs associated with our ongoing investment required to continue to expand our service organization to support our installed base of systems and our new products.

Research and Development. Research and development expenses consist primarily of the compensation of development personnel, depreciation of development and test equipment and an allocation of related facilities expenses. Research and development expenses increased 16% to $8.8 million, or 25% of revenues, in the three months ended October 31, 2005 from $7.6 million, or 18% of total revenues, in the three months ended October 31, 2004 due primarily to the hiring of additional development engineers to support new product initiatives. We expect that research and development expenses will continue to increase in fiscal 2006 compared to our results in fiscal 2005 as we continue our development of new products and enhancements to existing products within all of our product offerings.

Selling and Marketing. Selling and marketing expenses consist primarily of compensation expenses, including sales commissions, travel expenses and certain promotional expenses. Selling and marketing expenses increased by 16% to $4.9 million, or 14% of revenues, in the three months ended October 31, 2005 from $4.3 million, or 10% of total revenues, in the three months ended October 31, 2004 primarily due to increased tradeshow expenses and related travel costs and commissions.

General and Administrative. General and administrative expenses consist primarily of the compensation of executive, finance, human resource and administrative personnel, legal and accounting services and an allocation of related facilities expenses. General and administrative expenses increased 13% to $3.7 million, or 11% of revenues, in the three months ended October 31, 2005 from $3.3 million, or 8% of total revenues in the three months ended October 31, 2004 due primarily to increased compensation and outside accounting expenses.

Amortization of intangible assets. Amortization expense consists of the amortization of acquired intangible assets which are not considered costs of revenues. The expense had been included in general and administrative and sales and marketing expenses for fiscal year 2006 and in general and administrative expenses for fiscal year 2005, but it has been broken out separately for presentation purposes. (See table below.) Amortization expense was $800,000 in the three months ended October 31, 2005 and $100,000 in the three months ended October 31, 2004. The increase in amortization expense is attributable to the acquisitions of Liberate in the quarter ending July 31, 2005, and approximately one month’s impact associated with the acquisition of ODG during the quarter ending October 31, 2005. An additional $95,000 of amortization expense related to acquired technology was charged to cost of sales for the three months ended October 31, 2005.

	For the three months ended October 31, 2005		For the three months ended October 31, 2004
	Amortization	As Reported	As Reported	Amortization	As Reclassified
Sales and marketing expense	$(726)	$4,927	$4,254	$—	$4,254
General and administrative expense	(74)	3,710	3,383	(103)	3,280
Amortization expense	800	800	—	103	103

Interest Income (Expense), Net. Interest income, net, was $461,000 in the three months ended October 31, 2005 and ($371,000) in the three months ended October 31, 2004. For the three months ended October 31, 2004, we recorded an $821,000 reduction to interest income ($519,000 after taxes) to properly account for the amortization of market premiums and discounts on acquired marketable securities since December 2002.

Equity (Loss) Income in Earnings of Affiliates. Equity (loss) income in earnings of affiliates was ($95,000) and $110,000 in the three months ended October 31, 2005 and 2004, respectively. The equity (loss) income in earnings of affiliates consists of our proportionate ownership share of the income under the equity method of accounting for ODG through August 31, 2005 and for FilmFlex for the period beginning September 23, 2005. Prior to September 23, 2005, we owned 27.6% of ODG and recorded our proportionate share of income two months in arrears. We purchased the additional 72.4% of ODG on September 23, 2005 and at that time acquired ODG’s full 33% interest in FilmFlex. Our proportionate ownership share of income under the equity method of accounting for FilmFlex is recorded one month in arrears. The equity loss for the three months ended October 31, 2005 includes our share of ODG’s loss for their quarter ended August 31, 2005. (Our proportionate ownership share of ODG’s income related to the period of September 1 to September 23, 2005 was a loss of $490,000 which was recorded against retained earnings since the our Statement of Operations already included a full quarter of equity loss from ODG.) Our equity loss for the three months ended October 31, 2005 also includes an equity loss of $20,000 for FilmFlex that represents our share of FilmFlex’s loss for the period from September 23, 2005 through September 30, 2005.

Income Tax (Benefit) Expense. Our effective tax rate was 36% and a negative 2% for the three months ended October 31, 2005 and 2004, respectively, in order to reflect the estimated annual effective tax of 19% and 26% for fiscal 2006 and 2005, respectively. We recorded a $1.2 million income tax benefit in the three months ended October 31, 2005 for operating losses generated since these losses are expected to be carried back to recover prior year taxes paid. As of October 31, 2005, we maintained a full valuation allowance against our net deferred tax assets primarily due to the uncertainties related to our ability to generate pre-tax income for fiscal 2006 and thereafter. We have experienced a decline in revenues in the fourth quarter of fiscal 2005 through the third quarter of fiscal 2006 attributable to a decline in video-on-demand systems revenues which has resulted in lower gross margins and net losses in these periods. If we generate sufficient future pre-tax income, some portion or all of the valuation allowance could be reversed and a corresponding increase in net income would be reported in future periods.

Nine Months Ended October 31, 2005 Compared to the Nine Months Ended October 31, 2004

Revenues

Hardware, Software and Systems Revenues. Hardware, software and systems revenues decreased 40% to $56.6 million in the nine months ended October 31, 2005 from $95.0 million in the nine months ended October 31, 2004. Revenues from the broadband segment, which accounted for 89% and 88% of total hardware, software and systems revenues in the nine months ended October 31, 2005 and October 31, 2004, respectively, decreased to $50.1 million in the nine months ended October 31, 2005 from $84.0 million in the nine months ended October 31, 2004. Video-on-demand revenues decreased to $36.3 million for the nine months ended October 31, 2005 as compared to $74.2 million for the nine months ended October 31, 2004. Advertising revenues were $10.7 million for the nine months ended October 31, 2005 as compared to $9.8 million for the nine months ended October 31, 2004. The nine months ended October 31, 2005 also include $3.1 million of software revenues from the licensing of the middleware software technology acquired from Liberate Technologies in July. The decrease in broadband revenues is primarily attributable to the decline in demand for video-on-demand systems by U.S. cable operators, including a significant decline in revenues from our largest customer, partially offset by increased revenues from the initial deployment of video-on-demand systems in Europe, by an increase in advertising revenues related to customer acceptance of prior quarter shipments for which the revenue had been deferred, and by revenues of $3.1 million from our contracts in Europe acquired as part of the Liberate acquisition. Broadcast segment revenues were $6.5 million in the nine months ended October 31, 2005 compared to $11.0 million in the nine months ended October 31, 2004. The decrease in broadcast revenues for the nine months ended October 31, 2005 was primarily attributable to the delay in the introduction and initial customer acceptance of these new broadcast products. We expect future revenue growth, if any, to come principally from our video-on-demand products as international cable companies and telecommunications companies, both in North America and internationally, begin to deploy video-on-demand systems, North American cable companies continue to expand their existing deployments of video-on-demand systems and we expand our existing product line of video-on-demand products with new products and services. If revenues from broadcast and video on demand products increase, the advertising products may become a smaller portion of total system, hardware and software revenues. However, we believe that there will be an increased demand for digital advertising insertion systems offset by a decline in demand for the older analog based advertising insertion systems.

Services Revenues. Our services revenues increased 13% to $36.4 million in the nine months ended October 31, 2005 from $32.3 million in the nine months ended October 31, 2004. This increase in services revenues primarily resulted from the annual renewals of technical support and maintenance service contracts, the impact of a growing installed base of systems and $1.2 million of revenues from the ON Demand Group recorded in the quarter ended October 31, 2005. Revenues from our wholly-owned subsidiary, Digital Video Arts, decreased to $1.7 million in the nine months ended October 31, 2005 from $2.4 million in the nine months ended October 31, 2004 primarily due to lower amount of contract work from a significant customer in fiscal 2006. Revenues from services are expected to grow as the installed base of our products increases, as DVA development contracts increase, additional service offerings are introduced, and the ON Demand Group continues to provide its on-demand-video content services throughout Europe.

For the nine months ended October 31, 2005 two customers accounted for more than 10% of our total revenues, and one customer accounted for more than 10% of our total revenues for the nine months ended October 31, 2004. One of the customers accounted for 25% of total revenues in the nine months ended October 31, 2005 and 55% of total revenues in the nine months ended October 31, 2004. The other customer accounted for 11% of total revenues in the nine months ended October 31, 2005. Revenue from these customers was primarily in the broadband segment. We believe that a significant amount of our revenues will continue to be derived from a limited number of customers.

International sales accounted for approximately 40% and 18% of total revenues in the nine months ended October 31, 2005 and October 31, 2004, respectively. The U.S. and the United Kingdom both accounted for more than 10% of total revenue for the nine months ended October 31, 2005. For the nine months ended October 31, 2004, only the U.S. individually accounted for more than 10% of total revenues. The increase in revenues from the United Kingdom is primarily due to the expansion of video-on-demand system deployments by United Kingdom cable operators, revenues generated from our UK customer contracts recently acquired from Liberate Technologies, and the revenues from the newly acquired ON Demand Group. We expect that international sales will remain a significant portion of our business in the future. As of October 31, 2005, sales of our products were primarily made in United States dollars. Therefore, we have not experienced, nor do we expect to experience in the near term, any material impact from fluctuations in foreign currency exchange rates on our revenues.

Hardware, Software and Systems Gross Profit. Costs of hardware, software and systems revenues decreased to $35.5 million in the nine months ended October 31, 2005 as compared to $48.8 million in the nine months ended October 31, 2004. In the nine months ended October 31, 2005, the decrease in the costs of hardware, software and systems revenues primarily reflects the decrease in video on demand systems revenue. We expect the cost of revenues for the video-on-demand products within the broadband segment to vary as a percentage of revenues as our revenue levels change. Hardware, software and systems gross profit as a percentage of hardware, software and systems revenues was 37% and 49% in the nine months ended October 31, 2005 and October 31, 2004, respectively. Gross profit for the broadband segment decreased to 42% of revenues for the nine months ended October 31, 2005 from 51% of revenues for the nine months ended October 31, 2004. The decrease in broadband gross profit percentages is primarily due to lower revenues offset in part by an increase in software development contract revenues. Gross profit for the broadcast segment decreased to less than 1% from 35% for the nine months ended October 31, 2005 and 2004, respectively. The decrease in the broadcast gross profit percentage is primarily due to lower revenues, higher discounts on certain broadcast orders as a result of competitive pressures and the additional costs to upgrade the performance of certain systems.

Services Gross Profit. Costs of services revenues increased 6% to $20.2 million in the nine months ended October 31, 2005 from $19.0 million in the nine months ended October 31, 2004. Services gross profit as a percentage of services revenue was 45% in the nine months ended October 31, 2005 and 41% in the nine months ended October 31, 2004. The increase in services gross profit was primarily a result of higher revenue levels and a relatively fixed cost base and the added margin generated from the ON Demand Group services in the quarter ended October 31, 2005. We expect that we will continue to experience fluctuations in gross profit percentage in the future due to the timing of revenues from technical support and other services to support the growing installed base of systems and the timing of costs associated with our ongoing investment required to continue to expand our service organization to support our installed base of systems and our new products.

Research and Development. Research and development expenses increased 15% to $25.1 million, or 27% of total revenues, in the nine months ended October 31, 2005 from $21.8 million, or 17% of total revenues, in the nine months ended October 31, 2004 due primarily to the hiring of additional design engineers to support new product initiatives. We expect that research and development expenses will increase through fiscal 2006 as we continue our development of new products and enhancements within all of our product and service offerings.

Selling and Marketing. Selling and marketing expenses increased 13% to $14.5 million, or 16% of total revenues, in the nine months ended October 31, 2005 from $12.9 million, or 10% of revenues, in the nine months ended October 31, 2004. This increase is primarily due to higher salary expenses, tradeshow expenses and related travel costs.

General and Administrative. General and administrative expenses increased 16% to $9.9 million, or 11% of total revenues, in the nine months ended October 31, 2005 from $8.5 million, or 7% of total revenues in the nine months ended October 31, 2004 due primarily to higher compensation and outside accounting expenses.

Amortization. Amortization expense consists of the amortization of acquired intangible assets which are not considered costs of revenues. The expense had been included in general and administrative and sales and marketing expenses for fiscal year 2006 and in general and administrative expenses for fiscal year 2005, but it has been broken out separately for presentation purposes. (See table below.) Amortization expense was approximately $1.2 million in the nine months ended October 31, 2005 and $200,000 in the nine months ended October 31, 2004. The increase in amortization expense is primarily attributable to the acquisition of Liberate during fiscal 2006. An additional $125,000 of amortization expense related to acquired technology was charged to cost of sales for the nine months ended October 31, 2005.

	For the nine months ended October 31, 2005		For the nine months ended October 31, 2004
	Amortization	As Reported	As Reported	Amortization	As Reclassified
Sales and marketing expense	$(725)	$14,518	$12,879	$—	$12,879
General and administrative expense	(436)	9,829	8,707	(190)	8,517
Amortization expense	1,161	1,161	—	190	190

Interest Income (Expense), Net. Interest income, net was $1.6 million in the nine months ended October 31, 2005 and was $534,000 in the nine months ended October 31, 2004. In October 2004, we recorded a $821,000 reduction to interest income ($519,000 after taxes) to properly account for the amortization of market premiums and discounts on acquired marketable securities since December 2002.

Equity Income ( Loss) in Earnings of Affiliates. Equity income in earnings of affiliates was $283,000 in the nine months ended October 31, 2005 in comparison with an equity loss in earnings of affiliates of ($143,000) in the nine months ended

October 31, 2004. The equity income (loss) in earnings of affiliates consists primarily of our proportionate ownership share of the income (loss) of ODG under the equity method of accounting. Prior to September 23, 2005, we owned 27.6% of ODG and recorded our proportionate share of income two months in arrears. We purchased the additional 72.4% of ODG on September 23, 2005. Our equity income for the nine months ended October 31, 2005 includes three quarters of ODG income through August 31, 2005. (Our proportionate ownership share of the income of ODG related to the period from September 1 through September 23, 2005 was a loss of $490,000 which was recorded against accumulated deficit since the Statement of Operations already included three full quarters of equity loss.) The equity loss for the nine months ended October 31, 2005 also includes $20,000 for FilmFlex that represents our share of FilmFlex’s loss for the period from September 23, 2005 through September 30, 2005. FilmFlex is reported one month in arrears.

Income Tax Expense (Benefit). Our annual effective tax rate was 19% and 26% for the nine months ended October 31, 2005 and 2004, respectively. We recorded a $2.3 million income tax benefit in the nine months ended October 31, 2005 for operating losses generated since these losses are expected to be carried back to recover prior year taxes paid. As of October 31, 2005, we maintained a full valuation allowance against our net deferred tax assets primarily due to the uncertainties related to our ability to generate pre-tax income for fiscal 2006 and thereafter. We have experienced a decline in revenues in the fourth quarter of fiscal 2005 through the third quarter of fiscal 2006 attributable to a decline in video-on-demand systems revenues which has resulted in lower gross margins and net losses in these periods. If we generate sufficient future pre-tax income, some portion or all of the valuation allowance could be reversed and a corresponding increase in net income would be reported in future periods.

Off-Balance Sheet Arrangements

We have not created, and are not party to, any special-purpose or off-balance sheet entities for the purpose of raising capital or incurring debt, other than our equity investments in Casa and FilmFlex (see Liquidity and Capital Resources). Our arrangements with Casa and FilmFlex, which are not consolidated into our financial statements, are not currently likely to have a material effect on our liquidity or impact the availability of our capital resources.

Liquidity and Capital Resources

We have financed our operations and capital expenditures primarily with cash on-hand and the proceeds from sales of our common stock. Cash and cash equivalents decreased $62.9 million from $93.6 million at January 31, 2005 to $30.7 million at October 31, 2005 largely due to cash used in operating activities and investing activities, including the acquisitions of Liberate and ODG, the equity investment in Casa, the building purchase, and our net loss. Working capital, excluding long-term marketable securities, decreased from $126.6 million at January 31, 2005 to $58.9 million at October 31, 2005.

Net cash used in operating activities was $13.9 million for the nine months ended October 31, 2005 compared to net cash provided by operating activities of $17.6 million for the nine months ended October 31, 2004. The net cash used in operating activities for the nine months ended October 31, 2005 was the result of the net loss of $9.2 million adjusted for non-cash expenses including depreciation and amortization of $6.1 million and the changes in certain operating assets and liabilities. The significant changes in operating assets and liabilities that used cash from operations included a $4.1 million increase in inventory, a $5.4 million increase in prepaid expenses and other assets, a $3.3 million decrease in accounts payable, a $3.0 million decrease in deferred revenue and a $2.5 million decrease in income taxes payable. These items that used cash in operations were offset by an increase in accrued expenses of $3.2 million and an increase of $2.6 million in customer deposits. It is typical for us to experience fluctuations in our monthly operating results primarily due to the timing of receiving customer orders and the related shipment of these customer orders. As a result of these monthly fluctuations, we may experience significant increases or decreases in our inventories as a result of the timing of the procurement of components for anticipated orders for both our product segments, increases or decreases in our accounts payable balance primarily due to the timing of payments for materials purchased for prior month shipments, increases or decreases in our accounts receivable balances and customer deposits as a result of the timing of receiving customer orders during the period and of customer payments.

Net cash used in investing activities was $49.6 million and $4.8 million for the nine months ended October 31, 2005 and October 31, 2004, respectively. Investment activity for the nine months ended October 31, 2005 consisted primarily of the $23.7 million acquisition of substantially all of the assets of Liberate Technologies’ non-North American business, the $7.5 million acquisition of ODG, net of cash acquired, capital expenditures of $11.5 million, including the purchase of land and a building for our new corporate headquarters in Acton, Massachusetts, and additional investments in Casa Systems of $8.2 million and Insite One, Inc. of $2.0 million, offset in part by the net sale of marketable securities of $2.6 million.

Net cash provided by financing activities was $659,000 for the nine months ended October 31, 2005 and $3.2 million for the nine months ended October 31, 2004. In the nine months ended October 31, 2005, the cash provided by financing activities included $868,000 in proceeds from the issuance of common stock in connection with stock option exercises and the employee stock purchase plan, partially offset by the repayment of obligations under capital leases of approximately $209,000.

In the fourth quarter of fiscal 2004, we renewed our revolving line of credit with Citizens Bank (a subsidiary of the Royal Bank of Scotland Group plc) for a two year period, ending December 1, 2005, and increased the committed amount from $10.0 million to $15.0 million. Loans made under this revolving line of credit bear interest at a rate per annum equal to the bank’s prime rate which was 6.75% on October 31, 2005. Borrowings under this line of credit are collateralized by substantially all of our assets. The loan agreement requires that we provide Citizens Bank with certain periodic financial reports and comply with certain financial ratios including a minimum level of earnings before interest, taxes and depreciation and amortization on a trailing twelve month basis, when amounts are outstanding under the loan agreement. As of October 31, 2005, we were not in compliance with the financial covenants but obtained a waiver from the bank. In the quarter ending October 31, 2005, we extended our existing revolving credit line through January 31, 2006. There are currently no amounts outstanding under the revolving line of credit.

On September 23, 2005, we purchased 72.4% of the outstanding capital stock of the ON Demand Group Limited (“ODG”), a company incorporated under the laws of the United Kingdom. As a result of this purchase, we now own 100% of ODG. ODG is a London-based aggregator of television content that provides movies and other television programming for on-demand and pay-per-view services throughout Europe.

Under the terms of the agreement, we acquired the outstanding shares in ODG we did not previously own in exchange for approximately $14.0 million in cash consideration, including transaction costs of $500,000. The purchase agreement also provides for additional contingent consideration if ODG meets certain annual performance goals related to net income over three measurement periods through January 31, 2008. We may pay up to a maximum aggregate contingent consideration of $11,000,000 (based on the exchange rate in effect at the date of this report), including up to 50% payable in shares of our common stock, par value $.01 per share, with the remainder payable in cash provided that the performance goals are met. The contingent consideration is comprised of three installments, each to be made annually, beginning January 31, 2006, for a baseline amount of $2.2 million, $2.2 million and $4.3 million, respectively. These amounts are subject to upward and downward adjustment based on the actual net income related performance of ODG, as clarified in the agreement, during these periods, provided that the aggregate maximum contingent consideration payable is the sum of these baseline amounts plus $2.3 million. The contingent consideration will be recorded as an additional cost of the purchase and charged to goodwill as performance measures are met and it becomes payable. As a result of the purchase, we hold a 33.3% equity investment in FilmFlex, a company based in the United Kingdom. FilmFlex was founded in 2004 by ODG, Sony Pictures and the Walt Disney Company to provide high-quality movies for use in on-demand service. Each of the investors owns 33.3% of FilmFlex, and the investment agreement includes a put option for ODG and a call option for the other two investors for the sale of ODG’s ownership percentage provided certain conditions are met. If either of these options is exercised and the sale price exceeds a certain threshold, twenty percent of the proceeds will be recorded as additional consideration of the purchase and charged to goodwill. For discussion of the accounting treatment of the transaction, see Note 9 of the accompanying financial statements.

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

At the time of the investment in Minerva, we entered into a Software License Agreement with Minerva in which we agreed to purchase from Minerva a license for its iTV manager Software and related source code for $3.8 million. The payment for the license and source code is conditional upon the acceptance of the software by us which was completed in the beginning of the second quarter of fiscal 2006. We capitalized the purchase of the license and source code and will amortize the amount over the expected life of the software license and source code starting with the first shipment of the product to a customer.

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

In July 2005, we acquired substantially all of the assets of Liberate Technologies’ business outside of North America. At the time of the transaction, Liberate Technologies was a leading provider of software for digital cable systems. Under the terms of the agreement, we were assigned certain customer contracts, received patents and other intellectual property, and assumed certain limited liabilities related to Liberate’s business outside of North America in exchange for approximately $23.7 million in cash consideration. As part of the agreement, we cannot license or sell the purchased intellectual property in North America for a period of five years. The acquisition was accounted for under the purchase method of accounting. Accordingly, the financial position and results of operations of Liberate Technologies non-North American business have been consolidated subsequent to the acquisition date. For discussion of the accounting treatment of the transaction, see Note 9 of the accompanying financial statements.

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

In December 2004, the FASB issued FASB Staff Position, or FSP, No. 109-1, Application of FASB Statement No. 109, “Accounting for Income Taxes”, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act (“AJCA”) of 2004. FSP No. 109-1 states that the impact of the tax deduction on qualified production activities provided by the AJCA should be accounted for as a special deduction rather than a statutory rate reduction. We are currently in the process of evaluating whether or not, and to what extent, if any, this provision may benefit us as well as the financial impact of this provision, if any.

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

In October 2005, the FASB issued FSP No. FAS 13-1, “Accounting for Rental Costs Incurred during a Construction Period.”

This FASB Staff Position addresses whether a lessee may capitalize rental costs of property (both land and buildings) incurred during a construction period (of a leasehold improvement or readiness of the property for the lessee’s intended use.) The rental costs cannot be capitalized but should be recognized as rental expense and included in income from continuing operations. The effective date of this FSP is the first reporting period beginning after December 15, 2005. Our adoption of the provisions of FSP No. FAS 13-1 is not expected to have a material impact on our financial position or results of operations.

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk

We face exposure to financial market risks, including adverse movements in foreign currency exchange rates and changes in interest rates. These exposures may change over time as business practices evolve and could have a material adverse impact on our financial results. Our primary exposure has been related to local currency revenue, as most of our revenues are in U.S. dollars, and operating expenses in Europe and Asia. Given the higher proportion of international business due, in part, to the recent European-based acquisitions and general increase in our overall international revenues, we expect the risk of any adverse movements in foreign currency exchange rates to have a greater impact on our operating results in the future. Historically, we have not hedged specific currency exposures as gains and losses on foreign currency transactions have not been material to date. At October 31, 2005 and January 31, 2005, we had no amounts outstanding related to variable rate U.S. dollar denominated debt. As there were no amounts outstanding at October 31, 2005 and January 31, 2005 related to variable rate debt, there was no interest rate exposure.

The carrying amounts reflected in the consolidated balance sheet of cash and cash equivalents, trade receivables and trade payables approximate fair value at October 31, 2005 due to the short maturities of these instruments.

We maintain investment portfolio holdings of various issuers, types, and maturities. Our cash and marketable securities include cash equivalents, which we consider to be investments purchased with original maturities of three months or less. Given the short maturities and investment grade quality of the portfolio holdings at October 31, 2005, a sharp rise in interest rates should not have a material adverse impact on the fair value of our investment portfolio. As a result, we do not currently hedge these market risk exposures. At October 31, 2005, we had $20.6 million in short-term marketable securities and $16.8 million in long-term marketable securities.

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

As a result of the evaluation completed by us, and in which Messrs. Styslinger and Fiedler participated, we have concluded that there were no changes during the fiscal quarter ended October 31, 2005 in our internal controls over financial reporting, which have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	Legal Proceedings

See Note 11 of Notes to Condensed Consolidated Financial Statements.

ITEM 6.	Exhibits

(a) Exhibits

31.1	Certification Pursuant to Rule 13a-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification Pursuant to Rule 13a-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

2.1	Agreement for the sale and purchase of share capital of ON Demand Group Limited, dated as of September 23, 2005, by and among SeaChange International, Inc., Anthony Kelly, Andrew Birchall and others set forth on the signature pages thereto (filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K previously filed with the Commission (File No. 000-21393) on September 29, 2005, and incorporated herein by reference.)

10.1	Executive Services Agreement between ON Demand Management Limited and Andrew Birchall, dated September 23, 2005, (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K previously filed with the Commission (File No. 000-21393) on September 29, 2005, and incorporated herein by reference.)

10.2	Executive Service Agreement between ON Demand Management Limited and Anthony Kelly dated September 23, 2005 (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K previously filed with the Commission (File No. 000-21393) on September 29, 2005, and incorporated herein by reference.)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, SeaChange International, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: December 12, 2005

SEACHANGE INTERNATIONAL, INC.

by:	/s/ WILLIAM L. FIEDLER
William L. Fiedler
Senior Vice President, Finance and Administration, Chief Financial Officer, Treasurer and Secretary (Principal Financial and Accounting Officer; Authorized Officer)

Index to Exhibits

No.	Description
31.1	Certification Pursuant to Rule 13a-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification Pursuant to Rule 13a-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

10.1	Agreement for the sale and purchase of share capital of ON Demand Group Limited, dated as of September 23, 2005, by and among SeaChange International, Inc., Anthony Kelly, Andrew Birchall and others set forth on the signature pages thereto (filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K previously filed with the Commission (File No. 000-21393) on September 29, 2005, and incorporated herein by reference.)

10.2	Executive Services Agreement between ON Demand Management Limited and Andrew Birchall, dated September 23, 2005 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K previously filed with the Commission (File No. 000-21393) on September 29, 2005, and incorporated herein by reference.)

10.3	Executive Services Agreement between ON Demand Management Limited and Anthony Kelly, dated September 23, 2005 (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K previously filed with the Commission (File No. 000-21393) on September 29, 2005, and incorporated herein by reference.)