Form 10-K
period 2006-01-31
SEACHANGE INTERNATIONAL INC
filed 2006-04-17
CIK 1019671

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2006

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 0-21393

SEACHANGE INTERNATIONAL, INC.

(Exact name of registrant as specified in its charter)

Delaware	04-3197974
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

50 Nagog Park, Acton, MA 01720

(Address of principal executive offices, including zip code)

(978)-897-0100

(Registrant’s telephone number, including area code)

Securities Registered Pursuant To Section 12(b) Of The Act:

None

Securities Registered Pursuant To Section 12(g) Of The Act:

Common Stock, $.01 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation of S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act);

Large accelerated filer ☐	Accelerated Filer ☒	Non Accelerated Filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of July 29, 2005, the aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing price for the registrant’s Common Stock on the Nasdaq National Market on such date was $198,427,944. The number of shares of the registrant’s Common Stock outstanding as of the close of business on April 12, 2006 was 28,531,583.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the definitive Proxy Statement (which is expected to be filed within 120 days after the Company’s fiscal year end) relating to the registrant’s Annual Meeting of Stockholders to be held on or about July 12, 2006 to be filed pursuant to Regulation 14A are incorporated by reference into Part III of this Annual Report on Form 10-K.

PART I

This Annual Report on Form 10-K includes certain statements of a forward-looking nature which reflect the Company’s current views relating to future events or the future financial performance of the Company. These forward-looking statements are only predictions and are subject to risks and uncertainties, particularly the matters set forth in ITEM 1A “Risk Factors” below, which could cause actual events or results to differ materially from historical results or those indicated by such forward-looking statements.

ITEM 1.	Business

SeaChange International, Inc. (“SeaChange”, “we” or “us”), a Delaware corporation founded on July 9, 1993, is a leading developer, manufacturer and marketer of digital video systems and services including the management, aggregation, licensing, storage, and distribution of video, television, gaming and advertising content. We sell our products and services worldwide to cable system operators, including Cablevision, Comcast, Cox Communications, ntl, Telewest and Time Warner Cable; telecommunications companies, including Nippon Telephone & Telegraph (NTT), Manitoba Telecom and Verizon; and broadcast television companies, including ABC Disney, CNBC UK, Ascent Media, Clear Channel, and China Central Television.

We believe that our digital video systems enable our customers to expand their service offerings to reduce subscriber turnover and access new revenue generating opportunities from subscribers, advertisers and electronic commerce initiatives. Using our systems, we believe our customers can increase their revenues by offering additional services such as on demand television, which allows, for example, the operator to capture live programming for subscriber viewing at a time of the subscriber’s choosing, and which also allows subscribers to pause and rewind live television shows. Our systems also allow our customers to insert advertising, known as spot advertising, into their local and on-demand programming As on-demand continues to grow, our advertising systems will also allow our customers to target advertising segments focused on specific subscribers in a particular geographic and/or demographic market. In addition, our systems enable broadband system operators to offer other interactive television services that allow subscribers to customize and/or dynamically interact with their television, enhancing their viewing experience.

The primary thrust of our business has been supplying systems to deliver video assets in the evolving “On Demand” environment. Through acquisitions and partnerships we have expanded our products and services to address the needs of video content owners, video content broadcasters, video content aggregators and video content deliverers to better serve the end user consumers of video content. We refer to this flow of video assets as the Content Pipeline. Our products and services include middleware that drives set top box applications such as Games on Demand, hardware and software for content management and delivery systems, advertising systems to pay for content, and services that involve the acquisition and distribution of actual video assets. We believe that the expansion of our product line will position SeaChange to support and maintain our existing customer base, as well as take advantage of new customers entering the on-demand marketplace and to be able to enter tangential and adjacent markets.

Our digital video systems provide enhanced storage and retrieval capabilities, multichannel content delivery and automated information and order processing. These technologies provide a foundation for products and services that can be deployed in next generation systems capable of increased levels of subscriber interactivity. We have received several awards for technological excellence, including an Emmy Award in 2001 for our patented MediaCluster® technology and an Emmy Award in 2004 for our video-on-demand system.

Since 2004, we have made a number of strategic acquisitions and investments (Casa Systems, the On Demand Group Limited, the non-North American assets of Liberate Technologies, Insight One and Minerva Networks) to expand our portfolio of products and services. These acquisitions and investments position SeaChange to offer a broader set of products and services to new customers entering the video on-demand market, as well as our existing customers. We have expanded our product line to cover the complete Content Pipeline including middleware and applications, networking technology and media content services.

Industry Background

Cable System Operators and Telecommunications Companies

The number of cable households has been estimated at 74 million in the United States and approximately 350 million worldwide. Over the last several years, cable system operators have spent billions of dollars to upgrade their networks from analog to digital, yielding a significant increase in available bandwidth, channel capacity and two-way capability. We believe this investment by the cable system operators reflects their intent to provide video-on-demand, advertising insertion, Internet access and other value-added services to their customers, and differentiate cable system operators from competing service providers, including telecommunications companies and satellite delivery systems.

Additionally, as cable companies market telephony services, telecommunications operators, notably AT&T and Verizon in the U.S., have initiated efforts to provide competitive digital television services. We believe their public statements regarding further network investments and other initiatives signal their strategic intentions to become significant players in video-on-demand and other interactive television services. Elsewhere, international telecommunications companies with high-speed network capacity are actively exploring and launching similar television services.

Video-on-demand services represent a new application for cable system and telecommunications operators. The increased channel capacity provided by the installation of fiber optic cables has provided many broadband system operators with the capacity to offer video-on-demand services to residential subscribers. In 2001, cable system operators and telecommunications companies began the deployment of residential video-on-demand capability allowing subscribers to watch video programming at any time with pause, rewind, fast forward and a number of additional interactive capabilities. All of the top ten North American cable system operators have deployed video-on-demand services in one or more major residential markets. The various on-demand applications offered by cable system operators and, increasingly, telecommunications operators include movies-on-demand, subscription video-on-demand, such as HBO, as well as news, sports, music video, and other programming. Other applications include games on-demand, time-shifted television and targeted advertising to the viewers with video-on-demand.

In addition, because cable television programming is transmitted over broadband (high bandwidth networks), cable system and telecom operators have the opportunity to segment and target their programming to viewers in selected geographies. In the future, we believe that the ability of operators to target viewers will extend to individual household-level targeting of advertisements in video-on-demand applications, generating revenues which may help support the worldwide deployment and growth of video-on-demand content and services.

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

Broadcast Television Companies

Both domestically and internationally, broadcast television companies face a number of new challenges to their business. In digital broadcasting, changing ownership trends, new consumer alternatives (e.g., cable television, satellite television, or Internet) and evolving viewership models (e.g., Personal Video Recorders (PVR), cell phones, Personal Digital Assistants (PDA), etc.) are creating a more complex competitive environment for our customers that calls for greater efficiencies and business innovation. We believe broadcast television companies are therefore turning away from their out-dated tape-based systems with robotic libraries, which are cumbersome and require high levels of maintenance and manual intervention.

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

SeaChange Business Segments

Broadband

Our high-bandwidth network, or Broadband, business is the foundation of our company and includes our Video-on-demand (VOD) System which digitally manages, stores and distributes digital video. Our video-on-demand system allows cable system operators and telecommunications companies to offer video-on-demand and other interactive television services, including interactive electronic advertising and retrieval of Internet content through the television. Our video-on-demand system can be deployed in either a residential environment or a commercial environment (e.g., hotels, schools, etc.) to deliver a wide variety of video services. Since 2000, we have been selected to supply our video-on-demand system in over 100 domestic and international commercial deployments of video-on-demand systems, including deployments by eight of the top 10 cable system operators in the United States, as well as large cable operators in Asia, Europe and Latin America. At the end of 2005, there were approximately 28.0 million US homes that received digital cable. Nearly 20.0 million of these homes are estimated to have access to video-on-demand and some research analysts are forecasting that access to video-on-demand will grow to over 39.0 million digital cable homes by the end of 2008.

We test and integrate our video-on-demand system with the digital set top boxes, or hardware devices used to receive and unscramble television signals, made by such manufacturers as Scientific-Atlanta (acquired by Cisco Systems, Inc. in February of 2006) and Motorola, as well as with third-party applications from such manufacturers as Microsoft, Gemstar-TV Guide, Avid Technology and others.

Our Broadband business segment also includes our SPOT System™, a system for the transmission of video content, known as a video insertion system, for the insertion of advertisements and other short-form video into television network streams. Our advertising insertion products are available for both the traditional analog environment (the way that video signals have been transmitted for the past 50 years), and for the digital environment which provides the cable operator with a significant increase in available bandwidth, channel capacity and two-way capability. Based on currently available industry sources and our internal data, we believe our SPOT System is the leading analog video insertion system in the United States in the multichannel television market for advertisements and other short-form video. Over the last year, our customers have begun to migrate to digital video ad insertion, and we believe our digital video ad insertion system is establishing a strong market position as well. The SPOT System automates the management and distribution process, which we believe reduces operating costs, provides high accuracy, high video image quality, and permits geographic and demographic specificity of advertisements. While the majority of our customers consist of major cable system operators and telecommunications companies in the United States, we have sold SPOT Systems to support over 55,000 channels throughout the world. Migration from the analog environment to the digital environment (particularly in the U.S.) has slowed demand for analog advertisement systems while accelerating demand for digital advertisement systems. In the future, we believe that our expertise in both the analog and digital advertising insertion market positions us well as the opportunities continue to develop for delivering interactive and targeted advertisements into television streams and into new media formats such as Video-on-demand streams, games, and other applications.

Our middleware and application business is focused on producing set-top client middleware software products, end-to-end interactive television applications and performing system integration and software customization services. Our middleware and applications team is comprised of engineers from the former Digital

Video Arts Group in Fort Washington, PA and the Liberate engineering team in San Mateo, CA acquired in July 2005 through the purchase of the non-North American assets of Liberate Technologies, a leading provider of software for digital cable systems. The Liberate acquisition will enable SeaChange to combine Liberate’s middleware platform with SeaChange’s digital video delivery systems and video-on-demand applications. Our client middleware solutions include the VODlink Platform Suite™ built for and deployed on common North American cable set top boxes and the TV Navigator platform deployed in Europe. We have also acquired the source code rights to the technology developed by Minerva Networks which will allow us to deploy its Multiverse® IPTV solutions in the telecom space.

Our middleware products consist of standards-based set top applications, head-end server components, software developer tools and a set of user applications. We have an open middleware architecture that can span both telecom and cable service provider deployments and is able to produce and facilitate a broad offering of applications that realize an end-to-end solution with other technologies. These include advanced asset management systems, DVD-on-Demand, switched broadcast, electronic program guides that include support for video-on-demand, subscription video-on-demand like HBO (SVOD), Personal Video Recording (PVR) and Network Personal Video Recording (nPVR), advertising insertion in video-on-demand, and the GameNow game management system and streaming game technology. SeaChange middleware is currently deployed in over 2 million homes in North America, over 3 million homes in Europe and we believe a growing number in Asia.

In June of 2005, SeaChange made an $8.2 million investment in Casa Systems, Inc. representing a 19.8% ownership interest on an as converted basis. Founded in 2003, Casa is a privately held technology company that has developed next generation broadband networking devices targeted at the growing market opportunity in interactive digital video and IP services over broadband networks. Based on innovative technologies, we believe that Casa’s products may increase the efficiency while reducing the capital and operating expense of large scale deployments of video-on-demand, Interactive TV, Digital Video Recording (DVR), Switch Digital Video Broadcast (SDV), Video over Internet (video over IP) and broadband services. Through a product supply agreement, SeaChange has exclusive distribution rights to all Casa products in North America, and we currently market, sell and support the Casa products lines in North America, South America, Asia and Europe. We believe that the addition of Casa’s products allows us to offer more complete digital video solutions for our customers’ network environment (i.e., head end & hub equipment), effectively expanding our addressable market in the next-generation video network environment.

Broadcast

Our Broadcast network business segment includes our Broadcast MediaCluster System™, which allows broadcast television companies to directly transmit content, such as commercials and other programming, for broadcast television companies, to their viewers through either single, multichannel or satellite based delivery systems. We believe that our Broadcast MediaCluster System will effectively eliminate the need for analog tape libraries and provide broadcasters with the automated storage and playback features that they require and are seeking. Since 1998, we have installed our Broadcast MediaCluster System at more than 250 customer locations including network affiliates and multichannel operations in Asia, Europe and the Americas. In addition, we provide media companies, including studios, television networks, stations and cable and telecom operators, with the ability to interoperate with other devices (e.g., video editing and production equipment) within their customers’ enterprise as part of a client server architecture with our SeaChange MediaClient system to support the streaming and storage requirements of digital video applications. As media companies take advantage of new video services, including video-on-demand, Internet video streaming, and High-Definition television, we believe that they will derive greater benefit from storing media in a digital format. Our MediaLibrary and MediaClient systems are designed to support the storage, streaming and conversion of digital media files for a variety of video services.

Services

SeaChange has expanded into media content services, consisting of content aggregation and distribution, through the acquisition of On Demand Group Limited (ODG), completed in September of 2005. ODG is considered a leader in Europe in the development and deployment of interactive media services and the development, content management and television production. ODG specializes in aggregating content for video-on-demand and network video-on-demand (NVOD) platforms, and has provided services to cable operators in several countries in Europe. ODG owns 33.3 percent of Filmflex Movies Limited (Filmflex), a movie video-on-demand service that supplies movies to the UK cable industry and whose other investors are the Walt Disney Company Limited and Columbia Pictures Corporation Limited. Filmflex supplies content from Warner Brothers, Paramount, Universal, MGM, and Dreamworks, as well as the studio partners that are investors in Filmflex, and the majority of the independent film distributors in the UK. ODG also sources, acquires, packages, markets and accounts for ntl’s (one of the largest cable operators in the U.K.) video-on-demand services in the areas of music, children’s, comedy and dramatic content. ODG has developed its own content rights management system and a content preparation center for incorporating video content from all of the major content suppliers around the world. Coupled with SeaChange technology, ODG is expanding its activities in the European market with the intent to own more content brands like Filmflex and to be catalytic in the development and deployment of video-on-demand platforms in continental Europe and South America similar to those created with the UK cable industry.

In addition to media content services, SeaChange installs, maintains, and supports its hardware and software products in North America, Asia, South America and Europe. We currently provide installation, maintenance and technical support services to all our customers as well as provide movie content in conjunction with sales of our video-on-demand systems to hotels in the United States. With the addition of our middleware software products, which we acquired as part of our acquisition of Liberate’s non-North American business, we are also performing system integration, software customization and other professional services. We offer maintenance and technical support to customers, agents and distributors of our products on a 24-hour, seven-day a week basis, and our systems include at least one year of warranty support. We also offer basic and advanced on-site training for our customers.

The SeaChange Solution

We are a leading developer, manufacturer and marketer of digital video systems and services. Our digital video systems, which include hardware, such as servers, as well as operations and applications software, automate the storage, management and distribution of video content such as movies, broadcast programming, games, advertising and other video content types. We market our products and services to cable system operators, telecommunications companies and broadcast television companies, and are actively exploring the marketing of our products to new customers that are entering the video-on-demand market. Our solutions are based on the following four core areas of functionality:

•	Storage and retrieval of video content to and from digital libraries;

•	Automated distribution of video streams between digital libraries by means of local and wide-area data networks;

•	Delivery of video streams over single and multiple channels; and

•	Management of video sales, scheduling, billing and execution of related business transactions and services.

We use these core areas of functionality to provide solutions to a number of commercial markets and are focused on providing solutions to meet the opportunities presented by next-generation systems with increased levels of subscriber interactivity. Our systems are designed to provide a consistent set of features and benefits, including:

•	Viewer Targeting. Our digital video products enable broadband system operators (telecom and cable television companies) to efficiently target viewers in specific demographic or geographic groups. We believe this allows operators to capitalize on new revenue-generating opportunities from subscribers and advertisers. Using our video-on-demand system, broadband operators are able to offer interactive television services to individual residences or hotel rooms and, with our advertising system, can better target advertising campaigns to consumers.

•	Scalability. Our products are scalable in both video storage and video stream capacity. Our proprietary technology, including our patented single-copy storage system, the MediaCluster™ system, allows a single copy of content to be streamed through all available outputs without the need for duplication of content or re-routing between servers on the system. Our storage technology and distributed architecture results in a highly scalable system that reduces operational complexity and yields storage and bandwidth efficiencies as the amount of available content and the number of subscribers increase. Our products are scalable to the needs of our customers whether operating in a single channel system concentrated in one specific zone or a system with hundreds of channels serving multiple markets and a large number of users within each market.

•	Interoperability. Our products have been designed to be compatible with a wide range of hardware systems and software applications used by broadband system operators to deliver their digital video offerings. These include set top boxes from Motorola, Scientific Atlanta, Sony, Pioneer and Pace, a variety of programming guides including TV Guide, Passport and SARA, billing systems, service delivery systems and interactive application control software. Likewise, our broadcast systems interoperate with a range of systems and applications from such companies as Adobe Systems, Apple Computer, Avid Technology, Harris, Sony, Thomson and others.

•	Automation. Our automated system allows broadband system operators to distribute and manage content without significant human intervention. We believe this automation also allows our customers to minimize operating personnel and equipment requirements resulting in lower ongoing operating costs and opportunities for new services.

•	Reliability. Through the use of our proprietary MediaCluster technology and application software and low-cost standard computer industry components, our products are designed to be fault resilient, with no single point of failure, providing the high reliability required for television and video-on-demand operations.

Strategy

Our objective is to be the leading provider of video solutions to meet the growing demand for on-demand solutions in the television industry. We develop, manufacture and market digital video systems and services that include the management, aggregation, licensing, storage, and distribution of video, television, gaming and advertising content. The key elements of our strategy are to:

•	Develop, Maintain and Extend Long-term Customer Relationships. We focus our product development, marketing and direct sales efforts on maintaining and extending long-term customer relationships with cable system operators, telecommunications companies and television broadcasters across the world. We have formed important relationships with customers that have grown from advertisement and other short-form video insertion to video-on-demand systems and other interactive television services, storage systems and streaming systems. We believe that the fundamental shift from broadcast to on-demand applications and the growing emphasis on interactive technologies will continue to present opportunities for us to develop, market and support solutions to our existing customers as well as to new additional markets.

•	Offer Integrated Solutions. Our customers operate complex networks that require the delivery and management of video programming across multiple channels and target zones. We believe that our integrated solutions can provide advantages in cost and implementation for digital video applications while interoperating with existing and emerging third-party equipment and software. To continue to address these needs, we intend to provide and further develop, internally and with our partners, integrated applications and support services for our customers. We believe that providing complete integrated solutions has been a significant factor in our success in the advertising and video-on-demand markets to date.

•	Establish and Maintain Technological Leadership. We believe our competitive position is dependent in large part on the features and performance of our systems. As a result, we focus our research and development efforts on introducing systems with improved hardware and software capabilities. We have been granted patents for our single-copy storage technology and have other patents pending. We have received several awards for technological excellence, including an Emmy Award in 2001 for our patented MediaCluster storage technology and a second Emmy Award in 2004 for our video-on-demand system. As of January 31, 2006, over 40% of our employees were focused on research and product development efforts.

•	Provide Superior Customer Service and Support. Our products operate in customer environments where continuous operation is critical. As a result, we believe that providing a high level of service and support gives us a competitive advantage and is a differentiating factor in developing and maintaining key customer relationships. Our in-depth industry and application knowledge allows us to better understand the service needs of our customers. As of January 31, 2006, over 25% of our employees were dedicated to customer service and support, including project design and implementation, maintenance, installation and training. Customers have access to service personnel via 24-hour, seven-day a week telephone support. In addition, we believe that the acquisitions and investments that have been made by us in media services (see SeaChange Business Segments—Services) and in system integration and customization services (see SeaChange Business Segments—Broadband) have positioned us as an integral partner with our customers to ensure optimal performance of their systems.

Key Products and Services

SeaChange Video-On-Demand System

We have developed and are deploying a video-on-demand system to cable television companies and telecommunications companies within the Broadband segment. Our video-on-demand system consists of:

•	MediaCluster video storage servers that reside at various points in a broadband network system and are used to play or stream videos as requested;

•	Axiom video operations services software to manage and control the system and to support integration with third-party systems and applications;

•	Interactive middleware software acquired from Liberate Technologies that enables cable operators outside North America to run multiple services, including high-definition television, video-on-demand, and personal video recorders on multiple platforms;

•	SPOT advertising systems hardware and software;

•	Real-Time Record System™, a time-shifting television application that enables broadcasted programming to be automatically encoded by broadband operators, with complete trick-mode functionality or video cassette recorder-like functionality; and

•	Interfaces to digital headend modulators, control systems and subscriber management systems.

Our video-on-demand system allows our customers to offer the following interactive services to their subscribers:

•	Video-on-Demand. This interactive service allows residential users and commercial users (e.g., hotel guests, academic institutions) to review lists of available movies and/or programming content, order individual movies and/or programs and view them in real-time. Using this service, subscribers gain full control over the video stream.

•	Subscription Video-on-Demand. This service provides premium channel offerings, such as those offered by HBO, Showtime or Starz, in an on-demand manner, as well as on a scheduled basis. Similar to our video-on-demand service, our subscription video-on-demand service allows subscribers to review lists of available premium channel content, order individual programs and watch them at home with full video recorder control.

In addition, our video-on-demand system is designed to support interactive services that are being developed by broadband system operators including:

•	Networked Digital Video Recording. This service provides users with interactive control over broadcasted television programming, enabling viewers to watch sports, news, and other program types with full video cassette recorder and personal video recorder-like (e.g., Tivo) control over the video stream. We enable the provision of this service through our servers and software located in broadband local transmission sites known as headends. We believe this service also has the potential to accommodate new advertising techniques, such as ad replacement or limited fast-forward functionality.

•	Targeted and Interactive Advertising. This service will support interactive advertising, or advertising where the subscriber controls the path and delivery of an advertisement, in a video-on-demand service and in other forms of programming that result in a dedicated communications link between the subscriber’s set top box and the video-on-demand system itself. This service will be competitive with those provided by direct marketing and direct mail firms and may allow purchases over the television, such as one might do with a web browser over the Internet.

•	DVD-on-demand. This interactive service brings DVD functionality to video-on-demand applications and provides a common standard for distributing and presenting video content. Our software tools and applications provide the capability to transform DVDs, including their menus and content chapter and options, to video-on-demand applications, which potentially offers movie studios and a variety of other video content producers the opportunity to leverage the significant DVD market.

SeaChange SPOT System

Our family of SPOT Systems automates the complex process of advertisement and other video insertion across multiple channels and geographic zones for cable system operators and telecommunications companies primarily in the Broadband segment. Through our embedded proprietary software, our SPOT System allows cable system and telecom operators to insert local and regional advertisements and other video streams into a specific time allocated by cable television networks such as CNN, MTV, ESPN, Black Entertainment Television, Discovery Channel and Nickelodeon. The SPOT System is also capable of inserting advertising into digital cable channels and delivering targeted advertising, as well as advertising with interactive links to content on video-on-demand system, as well as to other interactive advertising systems.

The SPOT System is an integrated solution composed of hardware platforms, software applications, data networks and easy to use graphical interfaces. Our SPOT System is designed to be installed at local transmission sites, known as headends, and advertising sales business offices. Our video insertion process consists of six steps:

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

SeaChange MediaLibrary System

The SeaChange MediaLibrary™ is a mass storage system designed for media companies, including studios, television networks, stations and cable and telecommunications (telco) operators. The system utilizes our patented MediaCluster technology and stores any media file, independent of format and compression. This approach separates operators’ application decisions from their storage requirements, enabling all the client systems within a television facility, such as SeaChange’s MediaClient on-air servers, non-linear editors, archives, and other media tools to share a centralized, fault-resilient online storage resource. The MediaLibrary has been deployed by a number of television operators to date and is sold in both the Broadband and Broadcast segments.

SeaChange MediaClient System

The SeaChange MediaClient is a media device equipped with product-specific video hardware and applications software. The device is designed for use by media companies, including studios, television networks, stations and cable and telecom operators, to interoperate with other devices within their customers’ enterprise as part of a client/server architecture. Introduced in 2004, the SeaChange MediaClient typically operates as an adjunct to the SeaChange MediaLibrary to support the streaming and storage requirements of digital video applications and is sold in both the Broadband and Broadcast segments.

We believe that as media companies take advantage of new and various video services, including video-on-demand, Internet video streaming, and High-Definition television, among others, they will derive greater benefit from the storage of media in a digital format. The MediaLibrary and the MediaClient are designed to support the storage, streaming and conversion of digital media files for a variety of video services.

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

As with the video-on-demand system in the Broadband segment, our Broadcast MediaCluster System is designed to simultaneously record, encode, store to a disk and play video content using compression and decompression hardware. This product is designed to seamlessly integrate into television broadcasters’ current tape-based operations and meet the high performance requirements of television broadcasters. Our Broadcast MediaCluster System has features that enable the television broadcaster to have end-to-end functionality and reliability, including one feature that enables broadcasters to schedule its programming for a week of television content.

Service and Support

We install, maintain and support our hardware and software products in North America, Asia, South America and Europe. We offer basic and advanced on-site training for customer employees. We currently provide installation, maintenance and technical support to all our customers and provide movie content in conjunction with sales of our video-on-demand system to hotels. We offer maintenance and technical support to customers, agents and distributors of our hardware, software and systems on a 24-hour, seven-day a week basis. Our product sales include at least one year of free maintenance.

SeaChange has expanded into media content services, consisting of content aggregation and distribution, through the acquisition of On Demand Group Limited (ODG), completed in September of 2005. ODG is considered a leader in Europe in the development and deployment of interactive media services and the development, content management and television production. ODG specializes in aggregating content for video-on-demand and network video-on-demand (NVOD) platforms, and has provided services to cable operators in more than 20 countries in Europe. ODG owns 33.3 percent of, Filmflex Movies Limited (Filmflex), a movie video-on-demand service that supplies movies to the UK cable industry. and whose other investors are the Walt Disney Company Limited and Columbia Pictures Corporation Limited. Filmflex supplies content from Warner Brothers, Paramount, Universal, MGM, and Dreamworks, as well as the studio partners that are investors in Filmflex, and the majority of the independent film distributors in the UK. ODG also sources, acquires, packages, markets and accounts for ntl’s (one of the largest cable operators in the U.K.) video-on-demand services in the areas of music, children’s, comedy and dramatic content. ODG has developed its own content rights management system and a content preparation center for incorporating video content from all of the major content suppliers around the world. Coupled with SeaChange technology, ODG is expanding its activities in the European market with the intent to own more content brands like Filmflex and to be catalytic in the development and deployment of video-on-demand platforms in continental Europe and South America similar to those created with the UK cable industry.

Customers

We currently sell our products primarily to cable system operators, broadcast and telecommunications companies.

Our customer base is highly concentrated among a limited number of large customers, primarily due to the fact that the cable, movie, broadcast, and telecommunications industries in the United States are dominated by a limited number of large companies. A significant portion of our revenues in any given fiscal period have been derived from substantial orders placed by these large organizations. In the years ended January 31, 2006, 2005 and 2004 total revenues from our five largest customers represented approximately 54%, 63% and 73%, respectively, of our total revenues. Customers accounting for more than 10% of total revenues consisted of Comcast (25%) in the year ended January 31, 2006; Comcast (48%) in the year ended January 31, 2005; and Comcast (49%) and Cox (11%) in the year ended January 31, 2004. We expect that we will continue to be dependent upon a limited number of customers for a significant portion of our revenues in future periods. As a result of this customer concentration, our business, financial condition and results of operations could be materially adversely affected by the failure of anticipated orders to materialize and by deferrals or cancellations of orders as a result of changes in customer requirements or new product announcements or introductions. In addition, the concentration of customers may cause variations in revenue, expenses and operating results on a quarterly basis due to seasonality of orders or the timing and relative size of orders received and shipped during a fiscal quarter.

We believe that our backlog at any particular time is not meaningful as an indicator of our future level of sales for any particular period. Because of the nature of our products and our use of standard components, substantially the entire backlog at the end of a quarter can be manufactured and shipped to the customer before the end of the following quarter. However, because of the requirements of particular customers these orders may not be shipped or, if shipped, the related revenues may not be recognized in the ensuing quarter. Therefore, there is no direct correlation between the backlog at the end of any quarter and our total sales for the following quarter or other periods.

Selling and Marketing

We sell and market our products in the United States primarily through a direct sales organization and internationally through direct sales and independent agents and distributors, complemented by a coordinated marketing effort of our corporate marketing group. Direct sales activities in the United States are conducted from our Massachusetts headquarters and through sales representatives deployed across the country. We also market certain of our products to systems integrators and value-added resellers.

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

Our research and development expenditures totaled approximately $34.4 million, $29.4 million and $26.0 million for the years ended January 31, 2006, 2005, and 2004 respectively. At January 31, 2006, 290 employees were engaged in research and product development. We believe that the experience of our product development personnel is an important factor in our success. We perform our research and product development activities at our headquarters and in offices in Greenville, New Hampshire, Fort Washington, Pennsylvania, San Mateo, California and Shanghai, China.

Manufacturing

Our manufacturing operations are located at facilities in Acton, Massachusetts, having relocated from Maynard, Massachusetts in February 2006, and in Greenville, New Hampshire. The manufacturing operations in Massachusetts consist primarily of component and subassembly procurement, system integration and final assembly, testing and quality control of the complete systems. Our operations in New Hampshire consist primarily of component and subassembly procurement, video server integration and final assembly, testing and quality control of the video servers. We rely on independent contractors to manufacture components and subassemblies to our specifications. Each of our products undergoes testing and quality inspection at the final assembly stage.

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

Proprietary Rights

Our success and our ability to compete are dependent, in part, upon our proprietary rights. We have been granted three U.S. patents for our MediaCluster technology and have filed foreign patent applications for the same technology. We also have been granted two U.S. patents for technology related to the MediaCluster and have other patent applications in process for extensions of our existing technology and for other technologies. In addition, we rely on a combination of contractual rights, trademark laws, trade secrets and copyright laws to establish and protect our proprietary rights in our products. It is possible that in the future not all of these patents will be issued or that, if issued, the validity of these patents would not be upheld. It is also possible that the steps taken by us to protect our intellectual property will be inadequate to prevent misappropriation of our technology or that our competitors will independently develop technologies that are substantially equivalent or superior to our technology. In addition, the laws of some foreign countries in which our products are or may be distributed do not protect our proprietary rights to the same extent as do the laws of the United States. We have been and currently are involved in significant intellectual property litigation, and we may be a party to litigation in the future to enforce our intellectual property rights or as a result of an allegation that we infringe others’ intellectual property. You should refer to Note 12 to our Consolidated Financial Statements included herewith for a more detailed description of intellectual property litigation relating to our MediaCluster technology.

In July 2005, we acquired substantially all of the assets of Liberate Technologies’ business outside of North America. At the time of the transaction, Liberate Technologies was a leading provider of software for digital cable systems. The acquisition enables SeaChange to combine Liberate’s software that enables television set top boxes to operate efficiently in a video-on-demand system with SeaChange’s digital video delivery systems and video-on-demand applications. Under the terms of the purchase agreement, we acquired certain customer contracts, patents and other intellectual property, and assumed certain liabilities related to Liberate’s business outside of North America in exchange for approximately $23.7 million in cash consideration.

Employees

As of January 31, 2006, we employed 671 persons, including 290 in research and development, 190 in customer service and support, 67 in selling and marketing, 52 in manufacturing and 72 in finance and administration. We believe that our relations with our employees are good.

Geographic Information

Information about our business segments and geographic information are included in Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 4 of the Consolidated Financial Statements.

Available Information

SeaChange is subject to the informational requirements of the Exchange Act. Therefore, SeaChange files periodic reports, proxy statements and other information with the SEC. Such reports, proxy statements and other information may be obtained by visiting the Public Reference Room of the SEC at 100 F Street, N.E., Washington, DC 20549 or by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an internet site (http://www.sec.gov) that contains reports, proxy and information statements and other information regarding issuers that file electronically.

Financial and other information about SeaChange, including SeaChange’s Code of Ethics and Business Conduct and charters for SeaChange’s Audit Committee, Compensation and Option Committee and Corporate Governance and Nominating Committee, is available on our website (www.schange.com). We make available free of charge on our website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. The information contained on our web site is not incorporated by reference into this document and should not be considered a part of this Annual Report. Our web site address is included in this document as an inactive textual reference only.

ITEM 1A. Risk	Factors

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

An increasing portion of our revenue in the last year has come from sales and services related to our video-on-demand products. However, the video-on-demand market continues to develop as a commercial market and may not gain broad market acceptance. The potential size of the video-on-demand market and the timing of its development are uncertain. The success of this market requires that broadband system operators, particularly the seven largest domestic cable system operators, continue to upgrade their cable networks to support digital two-way transmission service and successfully market video-on-demand and similar services to their cable television subscribers. Some cable system operators are still in the early stages of commercial deployment of video-on-demand service to major residential cable markets and, accordingly, to date our digital video systems have been commercially available only to a limited number of subscribers. In addition, telecommunications companies have also begun to adapt their networks to support digital two-way transmission and begun marketing video-on-demand services. If cable system operators and telecommunications companies fail to make the capital expenditures necessary to upgrade their networks or determine that broad deployment of video-on-demand services is not viable as a business proposition or if our digital video systems cannot support a substantial number of subscribers while maintaining a high level of performance, our revenues will not grow as we have planned.

Because our customer base is highly concentrated among a limited number of large customers, the loss of or reduced demand of these customers could have a material adverse effect on our business, financial condition and results of operations.

Our customer base is highly concentrated among a limited number of large customers, and, therefore, a limited number of customers account for a significant percentage of our revenues in any year. Our five largest customers have accounted for approximately half of our revenues in each of the past five years and our largest customer has represented approximately 25% and 50% of our revenues in fiscal 2006 and fiscal 2005, respectively. We generally do not have written agreements that require customers to purchase fixed minimum quantities of our products. Our sales to specific customers tend to vary significantly from year to year depending upon these customers’ budgets for capital expenditures and our new product introductions. We believe that a significant amount of our revenues will continue to be derived from a limited number of large customers in the future. The loss of, or reduced demand for products or related services from, any of our major customers could have a material adverse effect on our business, financial condition and results of operations.

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

We have experienced significant variations in the revenue, expenses and operating results from quarter to quarter and these variations are likely to continue. We believe that fluctuations in the number of orders being placed from quarter to quarter are principally attributable to the buying patterns and budgeting cycles of broadband system operators, including telecommunications companies, and broadcast companies, the primary buyers of the digital video-on-demand, advertising and broadcast systems, respectively. We expect that there will continue to be fluctuations in the number and value of orders received. As a result, our results of operations have in the past and likely will, at least in the near future, fluctuate in accordance with this purchasing activity making period-to-period comparisons of our operating results less meaningful. In addition, because these factors are difficult for us to forecast, our business, financial condition and results of operations for one quarter or a series of quarters may be adversely affected and below the expectations of public market analysts and investors, resulting in a decrease in the market price of our common stock.

Due to the lengthy sales cycle involved in the sale of our products, our quarterly results may vary and should not be relied on as an indication of future performance.

Digital video-on-demand, advertising, movie and broadcast products are relatively complex and their purchase generally involve a significant commitment of capital, with attendant delays frequently associated with large capital expenditures and implementation procedures within an organization. Moreover, the purchase of these products typically requires coordination and agreement among a potential customer’s corporate headquarters and its regional and local operations. For these and other reasons, the sales cycle associated with the purchase of our digital video-on-demand, advertising, movie and broadcast products is typically lengthy and subject to a number of significant risks, including customers’ budgetary constraints and internal acceptance reviews, over which we have little or no control. Based upon all of the foregoing, we believe that our quarterly revenues and operating results are likely to vary significantly in the future, that period-to-period comparisons of our results of operations are not necessarily meaningful and that these comparisons should not be relied upon as indications of future performance.

If there were a decline in demand or average selling prices for our broadband products, including our Video-On-Demand Systems and Advertising Systems, our revenues and operating results would be materially affected.

We expect our broadband products to continue to account for a significant portion of our revenues. Accordingly, a decline in demand or average selling prices for our broadband products, whether as a result of new product introductions by others, price competition, technological change, inability to enhance the products in a timely fashion, or otherwise, could have a material adverse effect on our business, financial condition and results of operations. During fiscal 2005, our video-on-demand prices decreased approximately 33% from the prior fiscal year. In fiscal 2006, we experienced a similar trend in pricing pressure from our competitors. In addition, we experienced a significant decline in revenues during fiscal 2006 as compared to fiscal 2005. The decline in revenues in fiscal 2006 was primarily attributable to a decline in video-on-demand revenues due to unanticipated delays in the order receipt, shipment and acceptance of certain orders.

If we are unable to manage our growth and the related expansion in our operations effectively, our business may be harmed through a diminished ability to monitor and control effectively our operations, and a decrease in the quality of work and innovation of our employees.

Our ability to successfully offer new products and services and implement our business plan in a rapidly evolving market requires effective planning and management. We are also continuing to transition towards greater reliance on our video-on-demand products and services for an increased portion of our total revenue. In light of the growing complexities in managing our expanding portfolio of products and services, our anticipated future operations will continue to strain our operational and administrative resources. To manage future growth effectively, we must continue to improve our management, our operational controls and internal controls over financial reporting, and to integrate our recently acquired businesses and our new personnel and to manage our expanding international operations. A failure to manage our growth may harm our business through a decreased ability to monitor and control effectively our operations, and a decrease in the quality of work and innovation of our employees upon which our business is dependent.

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

Although we carry general liability insurance, our insurance may not cover potential claims of this type or may not be adequate to indemnify us for all liability that may be imposed. In addition, any potential intellectual property litigation also could force us to stop selling, incorporating or using the products that use the infringed intellectual property or obtain from the owner of the infringed intellectual property right a license to sell or use the relevant technology, although this license may not be available on reasonable terms, or at all, or redesign those products that use the infringed intellectual property. If we are forced to take any of the foregoing actions, our business may be seriously harmed. You should refer to Note 12 to our Consolidated Financial Statements included herewith for a more detailed description of intellectual property litigation relating to our MediaCluster technology.

If content providers, such as movie studios, limit the scope of content licensed for use in the digital video-on-demand market, our business, financial condition and results of operations could be negatively affected because the potential market for our products would be more limited than we currently believe and have communicated to the financial markets.

The success of the video-on-demand market is contingent on content providers, such as movie studios, permitting their content to be licensed for use in this market. Content providers may, due to concerns regarding either or both marketing and illegal duplication of the content, limit the extent to which they provide content to the video-on-demand market. A limitation of content for the video-on-demand market would indirectly limit the market for our video-on-demand system which is used in connection with that market.

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

Because we purchase certain material components used in manufacturing our products from sole suppliers and we use a limited number of third party manufacturers to manufacture our products, our business, financial condition and results of operations could be materially adversely affected by a failure of these suppliers or manufacturers.

Certain key components of our products are currently purchased from a sole supplier, including a computer chassis manufactured by JMR Electronics, Inc., another computer chassis manufactured by Enclosure Concepts, Inc., an interface controller video transmission board manufactured by Cyclone Microsystems, Inc., encoder and decoder software from Ligos, Inc. and CINergy Gmbh and certain digital video chips from Mellanox. We have in the past experienced quality control problems, where products did not meet specifications or were damaged in shipping, and delays in the receipt of these components. These problems were generally of short duration and did not have a material adverse effect on our business and results of operations. However, we may in the future experience similar types of problems which could be more severe or more prolonged. While we believe that there are alternative suppliers available for these components, we believe that the procurement of these components from alternative suppliers could take up to four months. In addition, these alternative components may not be functionally equivalent or may be unavailable on a timely basis or on similar terms. The inability to obtain sufficient key components as required, or to develop alternative sources if and as required in the future, could result in delays or reductions in product shipments which, in turn, could have a material adverse effect on our business, financial condition and results of operations.

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

International product and service revenues ranged from 12% to 40% of our total revenues in each of the past five years. Our international operations are expected to continue to account for a significant portion of our business in the future. However, in the future we may be unable to maintain or increase international sales of our products and services. International sales are subject to a variety of risks, including:

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

As discussed in “Management’s Discussion and Analysis” we have made equity investments in other companies, including Filmflex, Movies Limited, Casa Systems, Inc., Minerva Networks, Inc. and InSite One, Inc., during fiscal 2006 and we may in the future make additional investments in these and/or other companies. These investments may require additional capital and may not generate the expected rate of return on investment through equity method income and/or unrealized or realized gains in the future than we believed at the time of making the investment. This may adversely affect our financial condition or results of operations. Also, investments in development-stage companies may generate other than temporary declines in fair value of our investment that would result in impairment charges.

Recent and future acquisitions may be difficult to integrate, disrupt our business, dilute stockholder value or divert management attention.

As part of our business strategy, we recently acquired or may seek to acquire or invest in new businesses, products or technologies that we believe could complement or expand our business, augment our market coverage, enhance our technical capabilities or otherwise offer growth opportunities. Acquisitions could create risks for us, including:

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

ITEM 1B. Unresolved	Staff Comments

None.

ITEM 2.	Properties

In February 2006, we moved our corporate headquarters, which is also our principal administrative, selling, marketing, customer service and support and product development facility, to the 120,000 square foot facility we purchased in June 2005 in Acton, Massachusetts. The Acton facility replaces our previously-rented Maynard facility of approximately 105,000 square feet. We had rented the Maynard facility under a lease which expired on March 31, 2005 at an annual base rent of $696,000, and had renewed the lease for the Maynard facility for an additional eleven months, which expired ending on February 28, 2006, for a rent of $808,000. In addition to our Acton corporate headquarters, we own approximately 24,000 square feet of office and manufacturing space in Greenville, New Hampshire. We also lease two facilities totaling approximately 13,000 square feet in Greenville, New Hampshire that are used for the development and final assembly of our video servers. Additionally, we lease approximately 14,000 square feet of office space in Fort Washington, Pennsylvania, that is primarily used for the development of custom software products for companies specializing in digital video and interactive television. We also lease small research and development and/or sales and support offices in Shanghai, China, Belleville, Illinois, Reno, Nevada, San Jose, California, San Mateo, California, Hook, United Kingdom, Valbonne, France, Singapore, and Tokyo, Japan.

ITEM 3.	Legal Proceedings

Previously Reported Proceedings

Litigation Regarding SeaChange Patent No. 5,862,312

On June 29, 2005, the United States Court of Appeals for the Federal Circuit issued its decision relating to the suit filed June 13, 2000 by SeaChange in the United State District Court for the District of Delaware against nCube Corp., and reversed the September 2000 finding by the United States District Court of Delaware that nCube’s MediaCube-4 product infringed our ‘312 patent. The Appeals Court remanded certain issues back to the District Court. No costs or awards were granted to either us or nCube. The parties have agreed to a stipulated dismissal of all remaining issues in this matter, without prejudice. Proceedings in the case are now complete.

On March 26, 2002, nCube Corp. filed a complaint against SeaChange in the United States District Court for the District of Delaware seeking a declaratory judgment that its redesigned MediaCube-4 product does not infringe U.S. Patent No. 5,862,312 held by SeaChange. The complaint also alleges that nCube has been damaged by a certain statement made by SeaChange’s Chief Executive Officer during a public conference call to discuss SeaChange’s earnings on March 5, 2002. nCube is seeking a public retraction of the statement and damages in an unspecified amount. On April 15, 2002, SeaChange moved to dismiss all claims on the grounds that the patent-related issues are currently pending before the Court in the lawsuit previously filed by SeaChange, and the district court lacks jurisdiction over the remaining claims. On June 25, 2002, the district court stayed that action pending resolution of the appeal in the previously filed lawsuit. The parties have agreed to a stipulated dismissal of all remaining issues in this matter, without prejudice. Proceedings in the case will now be complete.

Litigation Regarding nCube Patent No. 5,805,804

During fiscal 2006, in connection with the complaint filed January 8, 2001 by nCube Corp. in the United States District Court for the District of Delaware against SeaChange, the stay in the appeals related to nCube Patent No. 5,805,804 (‘804) has been lifted and the appeal went forward. Oral arguments were held at the Federal Circuit Court of Appeals on September 7, 2005, and a decision was issued on January 9, 2006. The Federal Circuit, in a 2-1 split decision, affirmed the May 2002 jury verdict. The damages awarded in the previous decision were also affirmed. On January 23, 2006 we filed a Combined Petition for Panel Rehearing and Rehearing en Banc with the Federal Circuit Court. The Petition was denied on March 1, 2006. The United States Court of Appeals for the Federal Circuit issued its mandate regarding this case on March 8, 2006. On April 6, 2006, the United States District Court for the District of Delaware entered orders for (1) a permanent injunction barring SeaChange from making, using, selling or offering to sell within the United States or importing into the United States the SeaChange Interactive Television System that was found by the jury and adjudged to infringe the adjudicated claims of the ‘804 patent (we have not shipped any of our infringing products since the original decision was made on May 29, 2002) and (2) damages, attorneys’ fees, costs and interest of $8.0 million as of March 17, 2006. This ruling was made after SeaChange’s initial earnings release on March 14, 2006, and since the earnings release we have had to record an additional interest charge of $209,000 to properly reflect the total amount due C-Cor as decided by the U.S. District Court in its final damage award reconciliation. This adjustment increased our net loss by $0.01 per share in the fourth quarter and for the fiscal year 2006. We expect to make full payment of these expenses in the quarter ending April 30, 2006. After the original court decision, we did not ship any of our Interactive Television Systems until we had implemented a revised version which we believe does not infringe the nCube ‘804 patent. Therefore, we believe that the injunction will not have an impact on our ability to ship product or meet customer demands.

Other Matters

We enter into agreements in the ordinary course of business with customers, resellers, distributors, integrators and suppliers. Most of these agreements require us to defend and/or indemnify the other party against intellectual property infringement claims brought by a third party with respect to our products. From time to time, we also indemnify customers and business partners for damages, losses and liabilities they may suffer or incur relating to personal injury, personal property damage, product liability, and environmental claims relating to the use of our products and services or resulting from the acts or omissions of our employees, authorized agents or subcontractors. For example, in a letter dated May 16, 2005 from Cablevision Systems Corp., in a letter dated May 19, 2005 from Time Warner Cable, Inc. and in a letter dated July 22, 2005 from Insight Communications Company, Inc., all our customers, we were notified that each party was served on May 3, 2005, April 25, 2005 and April 26, 2005 respectively with a complaint by Acacia Media Technologies, Corp. for allegedly infringing U.S. Patent Nos.: 5,132,992; 5,253,275; 5,550,863; and 6,144,702 by providing broadcast video and video-on-demand services to end user customers. These customers have requested our support under our indemnification obligations. We continue to review our potential obligations under its indemnification agreements with these customers, in view of the claims by Acacia and the indemnity obligations to these customers from other vendors that also provided equipment and services to these customers.

For further discussion of these matters, see Note 12 to our consolidated financial statements.

ITEM 4.	Submission of Matters To a Vote of Securities Holders

No matters were submitted during the fourth quarter of the fiscal year ended January 31, 2006 to a vote of security holders of the Company through the solicitation of proxies or otherwise.

PART II

ITEM 5.	Market for Registrant’s Common Equity and Related Stockholder Matters

Our common stock is traded on the Nasdaq National Market under the symbol “SEAC”. The following table sets forth the high and low closing sale prices for the Common Stock for the periods indicated, as reported on the Nasdaq National Market.

	High	Low
Three Month Period Ended:
April 30, 2004	$21.88	$11.26
July 31, 2004	17.49	11.22
October 31, 2004	17.89	13.27
January 31, 2005	19.75	15.40
April 30, 2005	17.00	10.04
July 31, 2005	10.52	6.84
October 31, 2005	7.75	5.07
January 31, 2006	9.22	5.81

On April 12, 2006, the last reported sale price of our common stock on the Nasdaq national market was $7.01.

We have not paid any cash dividends on our capital stock since its inception, and do not expect to pay cash dividends on our common stock in the foreseeable future. We currently intend to retain all of our future earnings for use in operations and expansion of the business.

As of April 12, 2006, we had 157 stockholders of record. We believe that the number of beneficial holders of our common stock exceeds 5,000.

ITEM 6.	Selected Financial Data

The following consolidated selected financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes included elsewhere in this annual report. The consolidated statement of operations data for each of the years ended January 31, 2006, 2005, 2004, 2003 and 2002 and the consolidated balance sheet data at January 31, 2006, 2005, 2004, 2003 and 2002 are detailed below. For presentation purposes, amortization of intangibles has been reclassed from general and administrative expenses to its own line on the consolidated statements of operations. The results of operations for the fiscal year ended January 31, 2003 includes an $11.1 million charge related to the unfavorable jury verdict in connection with a patent infringement claim and income tax expense of $7.9 million primarily related to a valuation allowance against net deferred tax assets. An explanation of the determination of the number of shares used in computing net income (loss) per share for the most recent three years is given in the notes to the consolidated financial statements.

	Year ended January 31,
	2006	2005	2004	2003	2002
	(in thousands except per share data)
Consolidated Statement of Operations Data:
Revenues:
Product (hardware, software and systems)	$73,516	$113,764	$112,227	$103,282	$87,569
Services	52,748	43,539	35,939	32,344	29,835

	126,264	157,303	148,166	135,626	117,404

Costs of revenues:
Product (hardware, software and systems)	45,858	60,141	64,927	61,599	49,127
Services	28,275	25,705	22,647	23,100	22,655

	74,133	85,846	87,574	84,699	71,782

Gross profit	52,131	71,457	60,592	50,927	45,622

Operating expenses:
Research and development	34,378	29,424	26,030	26,097	23,359
Selling and marketing	18,646	18,053	16,653	15,704	14,178
General and administrative	14,241	10,323	9,138	21,559	6,095
Amortization of intangibles	2,201	1,333	1,599	1,513	1,263

	69,466	59,133	53,420	64,873	44,895

Income (loss) from operations	(17,335)	12,324	7,172	(13,946)	727
Interest income (expense), net	2,038	962	1,734	1,447	(449)
Impairment on investment in affiliate	—	—	(313)	—	—

Income (loss) before income taxes and equity income (loss) in earnings of affiliates	(15,297)	13,286	8,593	(12,499)	278
Income tax expense (benefit)	(2,941)	3,200	3,169	7,925	(103)
Equity income (loss) in earnings of affiliate, net of tax	39	(148)	137	(6)	—

Net income (loss)	$(12,317)	$9,938	$5,561	$(20,430)	$381

Earnings (loss) per share:
Basic	$(0.44)	$0.36	$0.21	$(0.77)	$0.02

Diluted	$(0.44)	$0.34	$0.20	$(0.77)	$0.02

Consolidated Balance Sheet Data (as of January 31):
Working capital	$45,812	$126,568	$99,164	$85,411	$134,921
Total assets	210,021	212,305	182,256	171,039	192,977
Deferred revenue	20,045	21,342	16,437	11,624	13,071
Long-term liabilities	1,353	—	209	744	6,363
Total liabilities	56,224	47,300	36,369	34,359	38,851
Total stockholders’ equity	153,797	165,005	145,887	136,680	154,126

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis together with our consolidated financial statements, related notes and other financial information appearing elsewhere in this Annual Report. In addition to historical information, the following discussion and other parts of this Annual Report contain forward-looking information that involves risks and uncertainties. Our actual results could differ materially from those anticipated by such forward-looking information due to competitive factors and other factors discussed at ITEM 1A. “Risk Factors” and elsewhere in this Annual Report.

Overview

We are a leading developer, manufacturer and marketer of digital video systems and services including the management, aggregation, licensing, storage, and distribution of video, television, gaming and advertisement content to cable system operators, telecommunications companies and broadcast television companies.

We have three reportable segments: Broadband, Broadcast and Services. The Broadband segment includes hardware, software and systems, such as our digital advertising and video-on-demand products that digitally manage, store and distribute digital video for cable system operators and telecommunications companies. The Broadcast segment includes products for the storage, archival, on-air playback of advertising and other video programming for the broadcast television industry. Our product revenues are comprised of sales originating from our Broadband and Broadcast segments. The Services segment is comprised of revenue related to software development, media content services, installation, training, project management, product maintenance and technical support for the above products.

We have experienced fluctuations in our product revenues from quarter to quarter due to the timing of the receipt of customer orders and the shipment of those orders. The factors that impact the timing of the receipt of customer orders include among other factors:

•	the customer’s receipt of authorized signatures on their purchase orders;

•	the budgetary approvals within the customer’s company for capital purchases; and

•	the ability to process the purchase order within the customer’s organization in a timely manner.

Factors that may impact the shipment of customer orders include:

•	the availability of material to produce the product;

•	the time required to produce and test the product before delivery; and

•	the customer’s required delivery date.

The delay in the timing of receipt and shipment of any one customer order can result in significant fluctuations in our revenue reported on a quarterly basis.

Our operating results are significantly influenced by a number of factors, including the mix of products sold and services provided, pricing, costs of materials used in our products and the expansion of our operations during the fiscal year. We price our products and services based upon our costs and consideration of the prices of competitive products and services in the marketplace. The costs of our products primarily consist of the costs of components and subassemblies that have generally declined from product introduction to product maturity. As a result of the growth of our business, our operating expenses have historically increased in the areas of research and development, selling and marketing, customer service and support and administration. In the current state of the economy, we currently expect that our Broadband and Broadcast customers may still have limited capital spending budgets as we believe they are dependent on advertising revenues to fund their capital equipment purchases. Accordingly, we expect our financial results to vary from quarter to quarter and our historical financial results are not necessarily indicative of future performance. We also expect our operating expenses to increase in sequential periods in the future as a result of consolidating the operating results of Liberate’s non-North American business and ODG’s business. In light of the higher proportion of our international business due, in part, to the recent acquisitions of European-based business from Liberate Technologies and ODG, we expect movements in foreign currency exchange rates to have a greater impact on our operating results in the future.

Our ability to continue to generate revenues within the markets that our products are sold and to generate cash from operations and net income is dependent on several factors which include:

•	market acceptance of the products and services offered by our customers and increased subscriber usage and demand for these products and services;

•	selection by our customers of our products and services versus the products and services being offered by our competitors;

•	our ability to introduce new products to the market in a timely manner and to meet the demands of the market for new products and product enhancements;

•	our ability to maintain gross margins from the sale of our products and services at a level that will provide us with cash to fund our operations given the pricing pressures within the market and the costs of materials to manufacture our products; and

•	our ability to control operating costs given the fluctuations that we have experienced with revenues from quarter to quarter.

In fiscal 2006 our total revenues declined 20% to $126.3 million compared to 6% growth in fiscal 2005. The decrease in revenues is primarily attributed to a 35% decrease in product revenues to $73.5 million in fiscal 2006 as compared to a 1% increase in fiscal 2005. The decline in product revenues was offset by an increase in services revenues which grew by 21% to $53 million in fiscal 2006 as compared to 21% growth in fiscal 2005. The growth in services revenue is primarily attributable to the media content services provided by the On Demand Group (ODG) which was acquired in September 2005 and from growth in maintenance and technical support services to our expanding base of equipment installed at customer sites. The product revenue decline in fiscal 2006 was primarily attributable to lower revenues from video-on-demand product sales, with total sales of $42.6 million recorded in fiscal 2006 as compared to $86.9 million in fiscal 2005, and Broadcast product sales of $9.2 million recorded in fiscal 2006 as compared to $13.7 million recorded in fiscal 2005, partially offset by the new product revenues of $6.5 million related to our middleware software contracts acquired from Liberate Technologies in July 2005. This decrease in video-on-demand product revenues primarily reflects a decline in demand by U.S. cable operators, including a significant decline in revenues from our largest U.S. customer, partially offset by increased revenues from the initial deployment of video-on-demand systems in Europe. We expect video-on-demand product revenues will increase in fiscal 2007 as compared to fiscal 2006, depending upon our customers’ continued expansion of these systems in key regional domestic markets, the success of certain telephony companies in entering the video-on-demand market, and the continued deployment of video-on-demand systems to new customers in Asia, Europe and South America during fiscal 2007. We expect sales of Broadcast products to increase in fiscal 2007 as compared to fiscal 2006 depending upon the success of our new MediaClient technology which we initially introduced in fiscal 2006.

Our advertising product revenues within the Broadband segment increased by 16% to $15.2 million in fiscal 2006 compared to a decrease of 29% in fiscal 2005. We believe the increase in advertising product revenues reflects an increase in demand for digital advertising systems, reflecting cable operators’ replacement of the old analog technology with digital technology. We expect this trend to continue in fiscal year 2007.

Gross profits decreased 4 percentage points to 41% in fiscal 2006 from 45% in fiscal 2005 in comparison to a four percentage point increase in fiscal 2005 over fiscal 2004. Overall lower revenues, offset in part by an increase in higher margin software development contract revenues, contributed to the decline. In addition, fiscal year 2005 gross margins were favorably impacted by the $1.1 million adjustment to product revenue recorded in connection with the final agreement with Comcast (See Note 14 to Financial Statements) concerning the issuance of incentive common stock warrants. Our services gross profit was 46% in fiscal 2006 compared to 41% in fiscal 2005, reflecting higher revenues on a relatively fixed cost base and the added margin generated from ODG media services acquired in September 2005. We believe that competitive pressures will continue and our ability to maintain or improve gross margin will be dependent upon maintaining or increasing current levels of revenues and achieving technological advances that will further reduce material costs of sales, and increasing the amount of revenues from higher margin software products as compared to the levels attained in fiscal 2006.

Our operating expenses increased $10.3 million or 17% in fiscal 2006 over fiscal 2005 in comparison to a $5.7 million or 11% increase in fiscal 2005 over fiscal 2004. This increase is principally attributable to the expansion of our research and development activities and to our acquisitions of the non-North America Business of Liberate Technologies and ODG in fiscal 2006. We expect operating expenses to continue to increase in fiscal 2007 as these business acquisitions will be consolidated for the entire fiscal year.

Our decrease in revenues and gross margins and the increase in operating expenses and amortization of intangibles resulted in a net loss of $12.3 million or $0.44 per share in fiscal 2006 as compared to net income of $9.9 million or $0.34 per diluted share in fiscal 2005. (This net loss and loss per share differ from amounts reported in our earnings release, issued March 14, 2006, by an additional $209,000 of general and administrative expense recorded in connection with our patent infringement litigation accrual and $0.01 per share, respectively.) The decline in operating results, the acquisitions of the middleware software technology from Liberate Technologies and ODG, the additional investments in affiliates and the purchase of the Acton property were the primary contributors to our $72.0 million decrease in cash. We believe there are significant uncertainties about our ability to be profitable in fiscal 2007. These uncertainties include the timing and magnitude of orders from new customers located primarily outside the United States and the timing and magnitude of orders from our largest U.S. customer who has represented 25% and 48% of our total revenues in fiscal 2006 and fiscal 2005, respectively. In addition, it is uncertain as to the extent to which our new Broadcast technology will be accepted in its targeted markets. There also continues to be pricing pressures from our competitors across all our product lines. Revenues for fiscal year 2007 are also dependent upon the timely introduction and customer acceptance of new products within each of our product families.

Acquisitions

The On Demand Group Ltd. On September 23, 2005, we purchased the remaining 72.4% of the outstanding capital stock of the ON Demand Group Limited (“ODG”), a company incorporated under the laws of the United Kingdom. As a result of this purchase, we owned 100% of ODG at January 31, 2006. ODG is a London-based aggregator of television content that provides movies and other television programming for on-demand and pay-per-view services throughout Europe. Since 2002, we owned a 27.6% interest in ODG. The step acquisition of the remaining 72.4% of outstanding capital stock will provide us with a broader range of video-on-demand service offerings that complement our existing video-on-demand products and services.

Under the terms of the purchase agreement, we acquired the outstanding shares in ODG that we did not previously own in exchange for approximately $14.0 million in cash consideration, including transaction costs of $500,000. The purchase agreement also provides for additional contingent consideration if ODG meets certain annual performance goals related to net income for three measurement periods over the period from the acquisition date through January 31, 2008. We may pay up to a maximum aggregate contingent consideration of $11.0 million (based on the exchange rate in effect at January 31, 2006), including up to 50% payable in shares of our common stock, par value $0.01 per share, with the remainder payable in cash provided that the performance goals are met. The contingent consideration is comprised of three installments, each to be made annually, beginning with the year ended January 31, 2006, for a baseline amount of $2.2 million, $2.2 million and $4.3 million, respectively. These amounts are subject to upward and downward adjustment based on the actual net income of ODG, as defined in the agreement, during these performance periods, provided that the aggregate maximum contingent consideration payable is the sum of these baseline amounts plus $2.3 million. The contingent consideration will be recorded as an additional cost of the purchase and charged to goodwill if performance measures are met by ODG and it becomes available. On January 31, 2006, the first earnout measurement period ended, and SeaChange recorded an additional $2.8 million of goodwill to reflect the additional payment due within seventy-five business days of January 31, 2006, based on the actual performance reported by ODG.

As a result of the step acquisition of ODG, our ownership interest in Filmflex increased to 33%. Filmflex was founded in 2004 by ODG, Columbia Pictures Corporation Limited and the Walt Disney Company Limited to provide high-quality movies for use in on-demand service. Each investor owns 33.3% of Filmflex and the investment agreement includes a put option for ODG and a call option for the other two investors for the sale of ODG’s ownership percentage provided certain conditions are met. If either of these options is exercised and the sale price exceeds a certain threshold, twenty percent of the proceeds will be recorded as additional consideration paid for the step acquisition of ODG and charged to goodwill.

Prior to the acquisition on September 23, 2005, we accounted for our 27.6% ODG under the equity method of accounting. Our proportionate share of equity income (loss) in ODG was recorded two months in arrears. As a result, our equity income (loss) included in the consolidated statement of operations included 27.6% of ODG’s net income (loss) for the nine months ended August 31, 2005.

The acquisition was accounted for as a step acquisition under the purchase method of accounting which requires that 27.6% of ODG’s net assets be recorded at historical cost and that 72.4% of its net assets be recorded at fair value as of the acquisition date. The financial position and results of operations of ODG have been consolidated subsequent to the acquisition date. For a further discussion of the accounting treatment of the transaction, see Note 6 of the accompanying financial statements.

Non-North American Business of Liberate Technologies. In July 2005, we acquired substantially all of the assets of Liberate Technologies’ business outside of North America. At the time of the transaction, Liberate Technologies was a leading provider of software for digital cable systems. The acquisition enables SeaChange to combine Liberate’s software that enables television set top boxes to operate efficiently in a video-on-demand system with SeaChange’s digital video delivery systems and video-on-demand applications. Under the terms of the purchase agreement, we acquired certain customer contracts, patents and other intellectual property, and assumed certain liabilities related to Liberate’s business outside of North America in exchange for approximately $23.7 million in cash consideration. The acquisition was accounted for under the purchase method of accounting. Accordingly, the financial position and results of operations of Liberate Technologies former non-North American business have been consolidated subsequent to the acquisition date. For a discussion of the accounting treatment of the transaction, see Note 6 of the accompanying financial statements.

ZQ Interactive, Ltd. In May 2004, we acquired all of the outstanding stock of ZQ Interactive, Ltd., a company incorporated in the British Virgin Islands with its principal office in Shanghai, China, for $2.0 million in cash and a note payable. Accordingly, the financial position and results of operations of ZQ Interactive have been consolidated subsequent to the acquisition date. For discussion of the accounting treatment of this transaction, see Note 6 of the accompanying financial statements.

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

Basis of Consolidation. The Company consolidates the financial statements of its wholly owned subsidiaries and all inter-company accounts are properly eliminated in consolidation. SeaChange also holds minority investments in the capital stock of certain private companies having product offerings or customer relationships that have strategic importance. The Company evaluates its equity and debt investments and other contractual relationships with affiliate companies in order to determine whether the guidelines of FASB Interpretation (“FIN”) No. 46, “Consolidation of Variable Interest Entities,” as revised under FIN 46R should be applied in the financial statements. FIN No. 46R addresses consolidation by business enterprises of variable interest entities that possess certain characteristics. The Company has concluded that it is not the primary beneficiary for any variable interest entities as of January 31, 2006. The Company’s investments in affiliates include investments accounted for under the cost method and the equity method of accounting. The investments that represent less than a 20% ownership interest of the common shares of the affiliate are carried at cost. Under the equity method of accounting, which generally applies to investments that represent 20% to 50% ownership of the common shares of the affiliate, SeaChange’s proportionate ownership share of the earnings or losses of the affiliate are included in equity income (loss) in earnings of affiliates in the consolidated statement of operations.

Revenue Recognition and Allowance for Doubtful Accounts. The accounting related to revenue recognition is complex and affected by interpretations of the rules and an understanding of industry practices. As a result, revenue recognition accounting rules require us to make significant judgments. Our judgment is required in assessing the probability of collection, which is generally based on evaluation of customer-specific information, historical collection experience and economic market conditions. Revenues from sales of hardware, software and systems that do not require significant modification or customization of the underlying software are recognized when title and risk of loss have passed to the customer, there is evidence of an arrangement, fees are fixed or determinable and collection of the related receivable is probable. Installation, training, project management, and video-on-demand services revenue is deferred and recognized as these services are performed. Revenue from product maintenance and technical support is deferred and recognized ratably over the period of the related agreements. Customers are billed for installation, training, project management, product maintenance and technical support at the time of the product sale. Revenue from software development contracts that include significant modification or customization, including software product enhancements, is recognized on efforts expended in relation to the overall efforts for the project to the extent billable and the sales arrangement. Efforts are measured based on the time expected to be incurred. For contracts where some level of profit is assured but we are only able to estimate ranges of amounts of total contract revenue and total contract cost, we use the lowest probable level of profits in accounting for the contract revenues and costs. Shipping and handling costs and service expenses reimbursed by customers are included in revenues and cost of revenues. Our share of intercompany profits associated with sales and services provided to affiliated companies are eliminated in consolidation, in proportion to our equity ownership interest.

Our transactions frequently involve the sales of hardware, software, systems and services in multiple element arrangements. Hardware, software and systems sales always include at least one year of free product maintenance and technical support services. Revenues under multiple element arrangements are allocated to all undelivered elements of the sales arrangement based upon the fair value of those elements. The amounts allocated to undelivered elements, which may include, project management, installation, training, maintenance and technical support and certain hardware and software components are based upon the price charged when these elements are sold separately and unaccompanied by the other elements. The amount allocated to the sale of hardware, software and systems reflects the residual method basis. Under this method, the total arrangement value is allocated first to the undelivered elements, based on their fair values, with the remainder being allocated to the delivered elements. The amount allocated to installation, training and product management revenue is based upon standard hourly billing rates and the estimated time required to complete the service. Installation, project management, and training services are not essential to the functionality of systems as these services do not alter the equipment’s capabilities, are available from other vendors and the systems are standard products. For multiple element arrangements that include software licenses and services where vendor-specific objective evidence of the fair value does not exist to allocate a portion of the fee to the undelivered element, and the only undelivered element is product maintenance and technical support, the entire fee under the multiple element arrangement is recognized ratably over the period during which the product maintenance and technical support is expected to be performed. For transactions in which consideration, including equity instruments, is given to a customer, we account for the value of this consideration as a reduction in revenue in our consolidated statement of operations. We must apply judgment in determining all elements of the arrangement and in determining the fair value for each element.

We recognize revenue for product and services only in those situations where collection from the customer is probable. Our finance management regularly monitors payments from our customers and assesses any collection issues. We perform on going credit evaluations of our customer’s financial condition but generally do not require collateral. For some of our international customers, we require an irrevocable letter of credit to be issued by the customer before the purchase order is accepted. We maintain allowances for specific doubtful accounts based on estimates of losses resulting from the inability of our customers to make required payments and record these allowances as a charge to general and administrative expenses. We base our estimates on our historical collection and write-off experience, current trends, credit assessments, and other analysis of specific customer situations. While such credit losses have historically been within our expectations and the allowances established, we cannot guarantee that we will continue to experience the same credit loss rates that we have in the past. If the financial condition of our customers were to change, additional allowances may be required or established allowances may be considered unnecessary. Judgment is required in making these determinations and our failure to accurately estimate the losses for doubtful accounts and ensure that payments are received on a timely basis could have a material adverse effect on our business, financial condition and results of operations.

In fiscal 2001, we entered into a video-on-demand purchase agreement and a common stock and warrant purchase agreement with Comcast Corporation (“Comcast”). As part of these agreements, Comcast was issued common stock and earned incentive common stock purchase warrants based on the number of cable subscribers being served by our equipment which had been purchased by Comcast. We determined the fair value of the common stock and the incentive common stock purchase warrants using the Black-Scholes valuation method and amortized this fair value as an offset to gross revenue in proportion to the revenue recognized from the sale of the equipment to Comcast. The assumptions used in this valuation included a weighted average volatility factor, a dividend yield, a risk-free interest rate and an expected warrant term. If management had used another valuation method or different valuation assumptions, the fair value of the common stock and the warrants may have significantly changed, which could have materially impacted our results of operations. During the year ended January 31, 2004, Comcast earned the remaining common stock purchase warrants available under the agreement. In October 2004, we issued Comcast the remaining 433,878 incentive common stock purchase warrants. The original estimate of the value of the warrants was based on management’s determination that Comcast earned the incentive common stock warrants when our video-on-demand equipment was delivered to Comcast and we recorded the revenue. We agreed to revise the number of incentive common stock purchase warrants to be issued at each of the determination dates defined above when we reached a final agreement with Comcast on when the warrants were earned. As a result of the adjustment, we determined that the estimated fair market value of the incentive common stock purchase warrants was lower than the amount previously recorded which resulted in a $1.1 million reduction in the accrual estimate with an offsetting increase in product revenues in the accompanying statement of operations for the fiscal year ended January 31, 2005. No further adjustments were made in the fiscal year ended January 31, 2006 in connection with the warrants issued to Comcast.

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

Our manufacturing, finance and operations personnel monitor quarterly the inventories to determine that the carrying value is stated at the lower of cost or net realizable value. We record charges to reduce inventory to its net realizable value, when an impairment is identified through the quarterly management review process. Obsolete inventory, consisting of on-hand components, subassemblies and finished products, is written down to its estimated net realizable value, if less than cost. The obsolescence evaluation is based upon assumptions and estimates about future demand and possible alternative uses and involves significant judgments. In the fiscal years 2006 and 2005, we recorded inventory write-downs of $988,000 and $842,000 primarily as a result of management’s termination of certain product development initiatives. For inventory that has been written down to its net realizable value, we release the reserve upon sale or disposal of this inventory.

Investments in Affiliates. Investments in affiliates include equity investments accounted for under the cost method or the equity method of accounting. For investments that represent less than a 20% ownership interest of the affiliate, the investments are carried at cost. Under the equity method of accounting, which generally applies to investments that represent 20% to 50% ownership of the common stock of the affiliate, our proportionate ownership share of the earnings or losses of the affiliate is recorded as equity income (loss) in earnings of affiliates in our consolidated statement of operations. We are required to exercise judgment in determining whether an investment is more accurately reflected using the cost or equity method.

We periodically review indicators of the fair value of our investments in affiliates in order to assess whether available facts or circumstances, both internally and externally, may suggest an other than temporary decline in the value of the investment. The carrying value of an investment in an affiliate may be affected by the affiliate’s ability to obtain adequate funding and execute its business plans, general market conditions, industry considerations specific to the affiliate’s business, and other factors. The inability of an affiliate to obtain future funding or successfully execute its business plan could adversely affect our equity earnings of the affiliate in the periods affected by those events. Future adverse changes in market conditions or poor operating results of the affiliates could result in equity losses or an inability to recover the carrying value of the investments in affiliates that may not be reflected in an investment’s current carrying value, thereby possibly requiring an impairment charge in the future. We record an impairment charge when we believe an investment has experienced a decline in value that is other-than-temporary.

Accounting for Acquisitions. We have completed business acquisitions that resulted in goodwill and other intangible asset balances. Our accounting for acquisitions involves judgments and estimates primarily, but not limited to: the estimates of fair values of certain acquired intangible assets which may involve projections of future revenues and cash flows, of acquired tangible acquired assets, of assumed liabilities and contingencies; and the estimated useful lives of acquired long-lived assets; and the accounting for income taxes in purchase accounting. The values we record for goodwill and other intangible assets represent fair values calculated by primarily using a discounted cash flow valuation method. Such valuations depend upon significant estimates and assumptions that are derived from information obtained from the management of the acquired businesses and our business plans for the acquired businesses or intellectual property. These estimates and assumptions used in the initial valuation of goodwill and intangible assets include, but are not limited to:

•	future expected cash flows from product sales, customer contracts and acquired developed technologies and patents,

•	expected costs to complete any in-process research and development projects and commercialize viable products and estimated cash flows from sales of such products,

•	the acquired companies’ brand awareness and market position,

•	assumptions about the period of time over which we will continue to use the acquired products or services, and

•	discount rates.

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

Valuation of Goodwill and other Long-Lived Assets. Other long-lived assets include $27.2 million of property and equipment, $18.9 million of intangible assets and $5.4 million of purchased software development for resale as of January 31, 2006. Goodwill, of $20.4 million as of January 31, 2006, was acquired primarily through the purchases of ODG and Liberate. Whereas, the substantial majority of intangible assets were acquired in fiscal 2006 and are subject to amortization, the software, which was acquired in fiscal 2005 and fiscal 2006, is currently expected to begin amortization in the first half of fiscal 2007. We periodically review for the existence of facts or circumstances, both internal and external, that may suggest an asset is not recoverable—that is, the carrying amount of the asset exceeds the sum of the undiscounted cash flows expected to result from the asset’s use and eventual disposition. Factors we consider important that could trigger the impairment review include:

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

If such circumstances exist, we evaluate the carrying value of long-lived assets to determine if impairment exists based upon estimated undiscounted future cash flows over the remaining useful life of the assets and comparing that value to the carrying value of the assets. If the carrying value of the asset is greater than the estimated future undiscounted cash flows, the asset is written down to its estimated fair value. We determine the estimated fair value of the assets on a projected discounted cash flow method using a discount rate determined by management to be commensurate with the risk inherent in the current business model. In determining expected future cash flows, assets are grouped at the lowest level for which cash flows are identifiable and independent of cash flows from other asset groups. Our cash flow projections contain management’s best estimates, using appropriate and customary assumptions and projections at the time. We believe there is no impairment of goodwill and other long-lived assets as of January 31, 2006.

Accounting for Income Taxes. We record income taxes using the asset and liability method. Deferred income tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective income tax bases, and operating loss and tax credit carryforwards. We evaluate the weight of all available evidence to determine whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. We will record a valuation allowance if the likelihood of realization of the deferred tax assets in the future is reduced based on an evaluation of objective verifiable evidence. Significant management judgment is required in determining our income tax expense (benefit), our deferred tax assets and liabilities and any valuation allowance recorded against our deferred tax assets. In fiscal 2003, we established a valuation allowance against our deferred tax assets due to indications that they may not be fully realized. The amount of the deferred tax asset considered realizable is subject to change based on future events, including generating sufficient pre-tax income in future periods.

As of January 31, 2006, we maintained a full valuation allowance of $15.4 million against our U.S. deferred tax assets primarily due to the significant pre-tax loss that was recorded in fiscal 2006 and the significant ongoing uncertainties surrounding the ability of the U.S. entity, SeaChange International, Inc., to generate pre-tax income for fiscal 2007 and thereafter. In addition, SeaChange maintains a valuation allowance for the full amount of certain foreign tax assets. We assessed the need for the valuation allowance as of January 31, 2006 based on all available evidence. The significant uncertainties surrounding the ability of the U.S. entity to generate pre-tax income in future years includes the timing and magnitude of orders from new customers located primarily outside the United States and from our existing world-wide customer base. In addition, there may continue to be pricing pressures and competitive new products from our existing competitors across all our product lines. Revenues for fiscal year 2007 are also dependent upon the timely introduction and customer acceptance of new products within each of our product families. We expect to obtain and evaluate additional information available in fiscal 2007 that may provide sufficient evidence for us to reassess whether some portion or all of our U.S. deferred tax assets will be realized in the future.

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109, Accounting for Income Taxes, and SFAS No. 5, Accounting for Contingencies, we established reserves for uncertain tax positions that reflect our best estimate of the transactions and deductions that we may be unable to sustain or that we could be willing to concede as part of a broader tax settlement. We are subject to undergoing routine tax examinations by federal and various state and foreign jurisdictions. Tax authorities periodically challenge certain transactions and deductions we reported on our income tax returns. We do not expect the outcome of these examinations, either individually or in the aggregate, to have a material adverse effect on our financial position, results of operations, or cash flows.

Accounting for Contingencies. We are subject to certain claims and litigation, including proceedings under government laws and regulations and commercial disputes relating to our operations, including ordinary routine litigation incidental to our business. We review and determine which liabilities, if any arising from these claims and litigations could have a material adverse effect on our consolidated financial position, liquidity or results of operations. We assess the likelihood of any adverse judgments or outcomes as well as potential ranges of probable losses. Loss contingency liabilities are recorded for these contingencies based on careful analysis of each matter with the assistance of outside counsel when it is probable that a liability has been incurred and the amount of the loss is reasonably estimable. In fiscal 2003, we recorded charges of $11.1 million associated with an unfavorable jury verdict in connection with the litigation with nCube, $7.5 million of this amount was for accrued settlement costs. On April 6, 2006 the U.S. District Court granted nCube’s motions for damages, attorneys’ fees, costs and interest of $8.0 million as of January 31, 2006. Our reserve has been adjusted as of January 31, 2006 to fully cover these costs. We expect to make full payment of these expenses in the quarter ending April 30, 2006.

Off-Balance Sheet Arrangements. We have not created, and are not party to, any special-purpose or off-balance sheet entities for the purpose of raising capital or incurring debt. Other than our equity investment in Casa Systems and Filmflex (see Note 5 included in the Consolidated Financial Statements and Liquidity and Capital Resources), we do not have any arrangements or relationships with entities that are not consolidated into our financial statements that are reasonably likely to materially affect our liquidity or the availability of our capital resources.

Fiscal Year Ended January 31, 2006 Compared to the Fiscal Year Ended January 31, 2005

Product Revenues. Our product revenue consists of sales of hardware, software and systems from our Broadband and Broadcast segments.

	Year ended January 31,
	2006	2005
Broadband revenues:
Video-on-demand products	$42,580,000	$86,879,000
Advertising products	15,248,000	13,170,000
Middleware products	6,537,000	—

Total Broadband Revenues	64,365,000	100,049,000
Broadcast revenues:	9,150,000	13,715,000

Total Product Revenues	$73,516,000	$113,764,000

Our total product revenues decreased 35% from $113.8 million in the fiscal year ended January 31, 2005 to $73.5 million in the fiscal year ended January 31, 2006.

Revenues from the Broadband segment, which accounted for 51% of total revenues in fiscal 2006 and 64% of total revenues in fiscal 2005, decreased from $100.0 million in fiscal 2005 to $64.4 million in fiscal 2006. Advertising product revenues were $15.2 million for the fiscal year ended January 31, 2006 as compared to $13.2 million for the fiscal year ended January 31, 2005. Video-on-demand product revenues decreased to $42.6 million for the fiscal year ended January 31, 2006 as compared to $86.9 million for the fiscal year ended January 31, 2005. Revenues from video-on-demand product for the fiscal year ended January 31, 2005 were increased by $1.1 million for the adjustment recorded in connection with the final agreement with Comcast (See Note 14 to Financial Statements) concerning incentive common stock purchase warrants. The decrease in Broadband revenues reflects a decline in demand by U.S. cable operators, including a significant decline in revenues from our largest U.S. customer and price decreases partially offset by increased revenues from the initial deployment of video-on-demand systems in Europe and the new middleware software revenues of $6.5 million from customer contracts acquired from Liberate Technologies. This decrease was also partially offset by an increase in revenues from our Advertising products due to an increase in demand for digital advertising systems, reflecting cable operators’ replacement of the analog technology with digital technology.

Broadcast product revenues were $9.2 million in the fiscal year ended January 31, 2006 compared to $13.7 million in the fiscal year ended January 31, 2005. The 33% decrease in Broadcast revenues during the fiscal year ended January 31, 2006 was primarily attributable to the delay in the introduction and initial customer acceptance of the new products.

We expect future revenue growth, if any, to come principally from our video-on-demand products as international cable companies and telecommunications companies, both in North America and internationally, begin to deploy video-on-demand systems, North American cable companies continue to expand their existing deployments of video-on-demand systems and we expand our existing product line of video-on-demand products with new products and services. If revenues from broadcast and video-on-demand products increase, the advertising products may become a smaller portion of total product revenues. However, we believe that there will continue to be an increased demand for digital advertising insertion systems offset by a decline in demand for the older analog based advertising insertion systems.

Services Revenues. Our services revenues consist of fees for installation, training, project management, product maintenance and technical support, software development, and movie content services. Our services revenues increased 21% to $52.7 million in the year ended January 31, 2006 from $43.5 million in the year ended January 31, 2005. This increase in service revenues primarily resulted from the annual renewals of product maintenance and technical support service contracts from our expanding installed base of products and $4.2 million of revenues from ODG’s video content services recorded since the acquisition of ODG in September 2005. Software development and professional services revenues from our wholly-owned subsidiary, Digital Video Arts, increased to $3.4 million in the fiscal year ended January 31, 2006 from $3.0 million in the fiscal year ended January 31, 2005. Revenues from services are expected to continue to grow from our expanding installed base of products, our Digital Video Arts software development business, additional service offerings, and from the consolidation of ODG’s on demand video content services throughout fiscal 2007.

For the fiscal years ended January 31, 2006 and 2005, one customer accounted for more than 10% of our total revenues. This customer accounted for 25% and 48% of revenues in the fiscal years ended January 31, 2006 and 2005, respectively. Revenue from this customer was primarily in the Broadband segment. We believe that a significant amount of our revenues will continue to be derived from a limited number of customers.

International products and services revenues accounted for approximately 40% and 22% of total revenues in the fiscal years ended January 31, 2006 and 2005, respectively. Both U.S. and United Kingdom customers accounted for more than 10% of total revenue in fiscal 2006. The U.S. was the only country to account for more than 10% of total revenues in fiscal 2005. Revenues from European customers increased from $16.7 million to $32.9 million in the fiscal years ended January 31, 2005 and January 31, 2006, respectively. The increase in European revenues was primarily attributable to U.K. customers. The increase in revenues from the United Kingdom is primarily due to the expansion of the video-on-demand system deployments by United Kingdom cable operators, software revenues generated from our U.K. customer contracts recently acquired from Liberate Technologies, and the service revenues from the video content services provided by On Demand Group since its acquisition. We expect that international products and services revenues will remain a significant portion of our business in the future. Since substantially all of our product sales are made in United States dollars (USD), we have not experienced, nor do we expect to experience in the near term, any material impact from fluctuations in foreign currency exchange rates on our results of operations. However, due to the acquisition of the ODG business, which has designated the British Pound Sterling (BPS) as its functional currency, we expect greater exposure to fluctuations in the USD/BPS exchange rate in the future.

Product Gross Profit. Costs of product revenues consist primarily of the cost of purchased material components and subassemblies, labor and overhead relating to the final assembly and testing of complete systems and related expenses. Costs of product revenues decreased to $45.9 million, or 38% of related product revenues, in the fiscal year ended January 31, 2006 as compared to $60.1 million, or 47% of related product revenues, in the fiscal year ended January 31, 2005. In the fiscal 2006, the decrease in the costs of product revenues primarily reflects the decrease of the video-on-demand systems revenue. We expect the cost of revenues for the video-on-demand products within the Broadband segment to vary as a percentage of related product revenues as our revenue levels continue to change significantly. Product gross profit for the Broadband segment decreased from 49% of related revenues in fiscal 2005 to 43% of related revenues in fiscal 2006. The decrease in Broadband gross profit percentages is primarily due to lower video-on-demand product revenues offset in part by an increase in software revenues from customer contracts recently acquired from Liberate Technologies. Product gross profit for the Broadcast segment was down from 34% of related product revenues in fiscal year 2005 to 1% of related product revenues in fiscal 2006. The decrease in gross profit percentage is primarily due to lower revenues, higher discounts on certain Broadcast orders as a result of competitive pressures and the additional cost of sales necessary to enhance the performance of certain systems. While our ability to maintain or improve our product gross profit as a percentage of product revenues could be impacted by competitive price pressures in Broadcast in fiscal 2007, we expect gross profit to improve in fiscal 2007 due to a better product mix of hardware and higher margin Media Client software.

Services Gross Profit. Cost of services revenues consist primarily of labor, materials and overhead relating to the installation, training, product maintenance and technical support, software development, project management provided by us and costs associated with providing video content services. Costs of services revenues increased 10% from $25.7 million or 46% of services revenues in the year ended January 31, 2005 to $28.3 million or 41% of services revenues in the year ended January 31, 2006, primarily due to additional costs of services generated as a result of the acquisition of ODG in September 2005. The increase in services gross profit was primarily due higher revenue levels and a relatively fixed cost base and the added margin generated from the On Demand Group revenues recognized since the acquisition in September 2005. We expect that service gross profit percentage will continue to increase in the future due to the growing installed base of systems and higher margin new media content services, but may be adversely impacted by the timing of costs associated with our ongoing investment required to expand our service organization in order to support our installed base of systems, our new products and additional media service requirements.

Research and Development. Research and development expenses consist primarily of the compensation of development personnel, depreciation of development and test equipment and an allocation of related facilities expenses. Research and development expenses increased from $29.4 million, or 19% of total revenues, in the fiscal year ended January 31, 2005 to $34.4 million, or 27% of total revenues, in the fiscal year ended January 31, 2006 primarily due to the hiring of additional development engineers to support new product initiatives ($3.8 million) and additional development costs incurred by ODG ($500,000) after its acquisition date. We expect that research and development expenses will continue to increase in fiscal year 2007 as we continue our development of our new products and enhancements and as we record a full year of ODG research and development expenses.

Selling and Marketing. Selling and marketing expenses consist primarily of compensation expenses, including sales commissions, travel expenses and certain promotional expenses. Selling and marketing expenses increased 3% from $18.1 million or 11% of total revenues, in the fiscal year ended January 31, 2005 to $18.6 million, or 15% of total revenues, in the fiscal year ended January 31, 2006. This increase is primarily due to increased tradeshow and travel expenses related to increased direct sales efforts partially offset by reduced sales commissions on lower revenues.

General and Administrative. General and administrative expenses consist primarily of the compensation of executive, finance, human resource and administrative personnel, legal and accounting services and an allocation of related facilities expenses. In the fiscal year ended January 31, 2006, general and administrative expenses of $14.2 million, or 11% of total revenues, increased from $10.3 million, or 7% of total revenues, in the fiscal year ended January 31, 2005 due to $1.1 million of higher accounting and consulting fees associated with the Company’s acquisitions and investments in affiliates and compliance with Sarbanes-Oxley legislation, $1.0 million to further develop operations on a world-wide basis and particularly in China, and $900,000 additional general and administrative expenses incurred by ODG after the acquisition date. During the fourth quarter of fiscal 2006, we reversed charges related to the retirement agreement for our Chief Financial Officer due to the execution of a Management Transition Agreement which continues his employment through January 31, 2008 with no retirement benefits. The fiscal year 2006 general and administrative expenses differ from the amount reported in our earnings release, issued March 14, 2006, by an additional $209,000 of interest expense recorded in connection with our patent infringement litigation accrual.

Amortization of Intangibles. Amortization of intangible assets was $2.2 million in the fiscal year ended January 31, 2006 and $1.3 million in the fiscal year ended in January 31, 2005. This increase in amortization of intangibles is primarily due to the acquisitions of intangible assets acquired from Liberate Technologies’ Non-North American business in July 2005 and from the step acquisition of ODG in September 2005. We currently expect amortization of intangibles assets in the amount of $5.6 million for fiscal 2007.

Interest Income and Interest Expense. Interest income was $2.1 million in the fiscal year ended January 31, 2006 and $1.0 million in the fiscal year ended January 31, 2005. In fiscal 2005, we recorded an $800,000 adjustment ($519,000 net of taxes) to reduce interest income to properly account for the amortization of market premiums and discounts on acquired marketable securities.

Equity income (loss) in earnings of affiliates. Equity income in earning of affiliates was $39,000 in the fiscal year ended January 31, 2006 and equity loss in earnings of affiliates was $148,000 in the fiscal year-ended January 31, 2005. For fiscal 2006, the equity income in earnings of affiliates consisted of our proportionate ownership share of the earnings of ODG until we purchased 100% of the company in September 2005. As part of the ODG acquisition, we also increased our ownership interest to 33.3% in Filmflex for which we recorded our proportionate ownership share of its net loss since the acquisition date. For fiscal 2005, the equity loss in earnings of affiliates consisted of our proportionate ownership share of the net loss of ODG under the equity method of accounting. We currently expect equity income from our investment in Filmflex for fiscal 2007.

Income Tax Expense (Benefit). Our effective tax rate was (19)% and 24% for fiscal years ended January 31, 2006 and 2005, respectively. For the fiscal year ended January 31, 2006, we recorded a $2.9 million income tax benefit that is primarily attributable to operating losses generated during the current fiscal year that are expected to be carried back to recover prior year taxes paid. At January 31, 2006, we provided a valuation allowance for the full amount of net deferred tax assets recorded in the United States due to the uncertainty of realization of those assets as a result of the current fiscal year’s pre-tax losses and uncertainties related to our ability to generate pre-tax income for fiscal 2007 and thereafter. In addition, SeaChange maintains a valuation allowance for the full amount of certain foreign tax assets. We have experienced a significant decline in product revenues since the fourth quarter of fiscal 2005, which was primarily attributable to a decline in video-on-demand systems revenues that subsequently resulted in lower gross margins and net losses. We will continue to assess the need for the valuation allowance at each balance sheet date based on all available evidence. If we determine that we can generate sufficient future pre-tax income, some portion or all of the valuation allowance would be reversed and a corresponding increase in net income would be recognized. Income tax expense for fiscal year 2005 included a $2.1 million benefit primarily related to the implementation of a tax law change relating to the tax treatment of deferred revenues which resulted in the realization of an associated deferred tax asset and a corresponding valuation allowance release as SeaChange began to follow the same method for both book and tax purposes for recognizing revenue for maintenance service contracts. SeaChange had an effective income tax rate of 40% for the year ended January 31, 2005 before recording the adjustment discussed above.

Fiscal Year Ended January 31, 2005 Compared to the Fiscal Year Ended January 31, 2004

Product Revenues.

	Year ended January 31,
	2005	2004
Broadband revenues:
Video-on-demand products	$86,879,000	$83,317,000
Advertising products	13,170,000	18,473,000

Total Broadband Revenues	100,049,000	101,790,000
Broadcast revenues:	13,715,000	10,437,000

Total Product Revenues	$113,764,000	$112,227,000

Our product revenues increased 1% from $112.2 million in the fiscal year ended January 31, 2004 to $113.8 million in the fiscal year ended January 31, 2005. Revenues from the Broadband segment, which accounted for 69% of total revenues in fiscal 2004 and 64% of total revenues in fiscal 2005 decreased from $101.8 million in fiscal 2004 to $100.0 million in fiscal 2005. Advertising product revenues were $13.2 million for the fiscal year ended January 31, 2005 as compared to $18.5 million for the fiscal year ended January 31, 2004. Video-on-demand product revenues increased to $86.9 million for the fiscal year ended January 31, 2005 as compared to $83.3 million for the fiscal year ended January 31, 2004. Revenues from video-on-demand products for the fiscal year ended January 31, 2005 were increased by $1.1 million for the adjustment recorded in connection with the final agreement with Comcast (See Note 14 to Financial Statements) concerning incentive common stock purchase warrants. Revenues from video-on-demand products for the fiscal year ended January 31, 2004 were reduced by the amortization of $3.8 million, related to the deferred equity discount associated with the Comcast equity investment. The decrease in Broadband revenues is primarily attributable a decline in the number of expansion systems purchased by United States cable system operators for advertising insertion offset in part by increased deployment of residential video-on-demand systems in the United States by cable operators. We experienced a significant decline in revenues during the fourth quarter of fiscal 2005 as compared to the first three quarters of fiscal 2005. The decline in revenues in the fourth quarter was primarily attributable to a decline in video-on-demand revenues due to unanticipated delays in the order receipt, shipment and acceptance of certain orders. In addition, during fiscal 2005, our video-on-demand prices decreased approximately 33% from the prior fiscal year. However, the effect on our product gross profit as a result of this video-on-demand price decrease was offset by a reduction in material costs on certain components and other technological advancements. Broadcast system segment revenues were $10.4 million in the fiscal year ended January 31, 2004 compared to $13.7 million in the fiscal year ended January 31, 2005. The 31% increase in Broadcast revenues for the fiscal year ended January 31, 2005 was primarily attributable to capital purchases by broadcast companies in Asia.

Services Revenues. Our services revenues increased 21% to $43.5 million in the year ended January 31, 2005 from $35.9 million in the year ended January 31, 2004. This increase in services revenues primarily resulted from the annual renewals of product maintenance and technical support service contracts, price increases on certain technical support and maintenance services and the impact of a growing installed base of product. Revenues from our wholly-owned subsidiary, Digital Video Arts, increased from $1.5 million in the fiscal year ended January 31, 2004 to $3.0 million in the fiscal year ended January 31, 2005.

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

Product Gross Profit. Costs of product revenues decreased to $60.1 million, or 47% of product revenues, in the year ended January 31, 2005 as compared to $64.9 million, or 42% of product revenues, in the fiscal year ended January 31, 2004. In the fiscal year ended January 31, 2005, the decrease in the costs of product revenues primarily reflects higher product revenues within the video-on-demand and broadcast products offset by lower material costs on video-on-demand and advertising products. Our ability to maintain or improve our current gross profit as a percentage of product revenues will be impacted by competitive price pressures which may result in lower average selling prices in fiscal 2006. Gross profit for the Broadband segment increased from 43% of revenues for the fiscal year ended January 31, 2004 to 49% of revenues for the fiscal year ended January 31, 2005. The increase in Broadband gross profit percentages is primarily due to higher video-on-demand product revenues and lower material costs on certain components for video-on-demand product due to technological advances and the adjustment related to the issuance of the incentive common stock purchase warrants to Comcast (See Note 14 to the Financial Statements) offset in part by a decrease in video-on-demand prices of approximately 33%. Gross profit for the Broadcast segment was flat for the fiscal years ended January 31, 2004 and 2005, respectively. Product gross profit for fiscal year 2005 was negatively impacted by the significant decline in product revenues in the fourth quarter primarily resulting from a decline in video-on-demand revenues due to unanticipated delays in the order receipt, shipment and acceptance of certain orders.

Services Gross Profit. Costs of services revenues increased 14% from $22.6 million, or 37% of services revenues, in the year ended January 31, 2004 to $25.7 million, or 41% of services revenues, in the year ended January 31, 2005, primarily due to the hiring of additional personnel to support the growing installed base of customers throughout the world. The increase in services gross profit was primarily a result of higher revenues on a relatively fixed cost structure.

Research and Development. Research and development expenses increased from $26.0 million, or 18% of total revenues, in the fiscal year ended January 31, 2004 to $29.4 million, or 19% of total revenues, in the fiscal year ended January 31, 2005 primarily due to the hiring of additional development engineers to support new product initiatives.

Selling and Marketing. Selling and marketing expenses increased 8% from $16.7 million or 11% of total revenues, in the fiscal year ended January 31, 2004 to $18.1 million, or 11% of total revenues, in the fiscal year ended January 31, 2005. This increase is primarily due to increased sales commissions on higher revenues and higher travel costs related to increased direct sales efforts.

General and Administrative. In the fiscal year ended January 31, 2004, general and administrative expenses of $9.1 million, or 6% of total revenues, included the recovery of $350,000 of the $680,000 provision recorded in the fiscal year ended January 31, 2003 for outstanding amounts owed by Adelphia as a result of events that took place during fiscal 2004 related to Adelphia’s announcement of its plan to emerge from bankruptcy and our ability to sell the Adelphia receivables to a third party. General and administrative expenses for the fiscal year ended January 31, 2005 of $10.3 million, or 7% of total revenues, were $1.2 million higher than the fiscal year ended January 31, 2004 due to higher accounting and consulting fees associated with the compliance with Sarbanes-Oxley legislation and higher legal costs related to the nCube litigation (See Note 12 to the accompanying financial statements).

Amortization of Intangibles. In the fiscal year ended January 31, 2005 amortization of intangibles was $1.3 million as compared to $1.6 million in the fiscal year ended January 31, 2004. Historically, these amounts have been included in general and administrative expense but have been broken out separately for presentation purposes.

Interest Income and Interest Expense. Interest income was $1.9 million in the fiscal year ended January 31, 2004 and $1.0 million in the fiscal year ended January 31, 2005.

Equity income (loss) in earnings of affiliates. Equity income in earning of affiliates was $137,000 in the fiscal year ended January 31, 2004 and equity loss in earnings of affiliates was $148,000 in the fiscal year-ended January 31, 2005. For the fiscal year ended January 31, 2004 and 2005, the equity income (loss) in earnings of affiliates consists of our proportionate ownership share of the earnings of ODG under the equity method of accounting.

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

Quarterly Results of Operations

The following table presents unaudited financial information for the quarterly periods in the fiscal years ended January 31, 2005 and January 31, 2006. The fiscal year 2006 operating expenses differ from the amount reported in our earnings release, issued March 14, 2006, by an additional $209,000 of interest expense recorded in connection with our patent infringement litigation accrual. The results for any quarter are not necessarily indicative of future quarterly results, and we believe that period-to-period comparisons should not be relied upon as an indication of future performance.

	Three months ended
	April 30, 2004	July 31, 2004	October 31, 2004	January 31, 2005	April 30, 2005	July 31, 2005	October 31, 2005	January 31, 2006
	(in thousands, except per share amounts)
Revenue	$41,639	$43,027	$42,597	$30,040	$31,512	$26,195	$35,321	$33,236
Gross profit	18,786	19,780	20,905	11,986	13,508	9,181	14,610	14,832
Operating expenses	13,933	14,218	15,207	15,775	15,558	16,851	18,234	18,823
Net income (loss)	3,207	3,344	5,549	(2,162)	(578)	(6,556)	(2,108)	(3,075)
Earnings (loss) per share—Basic	0.12	0.12	0.20	(0.08)	(0.02)	(0.23)	(0.07)	(0.11)
Earnings (loss) per share—Diluted	0.11	0.12	0.19	(0.08)	(0.02)	(0.23)	(0.07)	(0.11)

We have experienced significant variations in revenues, expenses and operating results from quarter to quarter and such variations are likely to continue. A significant portion of our revenues have been generated from a limited number of customers, and it is difficult to predict the timing of future orders and shipments to these and other customers. Customers can cancel or reschedule shipments, and development or production difficulties could delay shipments. During the quarterly periods outlined above, we experienced variations in our revenues from primarily related to the decline in our revenues from video-on-demand and broadcast products, partially offset by revenues contributed by acquisitions completed during fiscal 2006.

We have also experienced significant variations in our quarterly product gross margins. Changes in pricing policies, the product mix, the timing and significance of new product introductions and product enhancements, and fluctuations in the number of systems affects manufacturing efficiencies and, accordingly, gross profits. Quarterly services gross margins have historically fluctuated significantly because installation and training service revenue varies by quarter while the related costs are relatively consistent by quarter. During the last two quarters of fiscal 2006, our services gross margin was positively impacted by the higher margins from the ODG business acquired in September 2005.

During the quarterly periods outlined above, we generally experienced sequential increases in our operating expenses. Operating expenses, also vary somewhat with the number, timing and significance of new product and product enhancement introductions by us and our competitors, increased competition, the gain or loss of significant customers, the hiring of new personnel, the acquisition of businesses, and general economic conditions. Our selling and marketing costs fluctuate from quarter to quarter as a result of commissions related to our revenues, large tradeshows that take place in the first and third quarter of the year and significant promotional costs that are incurred for new product introductions. All of the above factors are difficult for us to forecast, and these or other factors may have a materially adverse effect on our business, financial condition and results of operations for one quarter or a series of quarters. Only a small portion of our expenses vary with revenues in the short-term and there would likely be a material adverse effect on our operating results if future revenues are lower than expectations.

Based upon all of the forgoing, we believe that quarterly revenues and operating results are likely to vary significantly in the future and that period-to-period comparisons of our results of operations should not be relied upon as indications of future performance.

Liquidity and Capital Resources

Historically, we have financed our operations and capital expenditures primarily with the proceeds from sales of our common stock and cash flows generated from operations. During fiscal 2006, cash and cash equivalents decreased $72.0 million from $93.6 million at January 31, 2005 to $21.6 million at January 31, 2006 largely due to cash used in operating activities and investing activities, including our net loss, the acquisitions of Liberate and ODG, the equity investments in Casa Systems, Minerva Networks, Insite One, and the purchase of the Acton facility. Working capital decreased to $45.8 million at January 31, 2006 from $126.6 million at January 31, 2005.

Net cash used in operating activities was $20.0 million for the fiscal year ended January 31, 2006 compared to net cash provided by operating activities of $14.9 million for the fiscal year ended January 31, 2005. The net cash used for operating activities in the fiscal year ended January 31, 2006 was the result of a net loss of $12.3 million, adjusted for non-cash expenses including depreciation and amortization of $9.1 million, and the changes in certain operating assets and liabilities. The significant changes in assets and liabilities that used cash from operations included an increase in accounts receivable and unbilled receivables of $7.8 million, primarily attributable to accounts receivable and unbilled receivables from ODG and Liberate, our newly acquired businesses, an increase in inventories of $5.1 million, primarily due to the inventory reclassified to fixed assets for use as research and development equipment, and an increase in prepaid expenses and other assets of $7.2 million which included $3.8 million of acquired software for resale. These items that used cash from operations were offset by decreases in accrued expenses and customer deposits of $2.9 million and $2.0 million, respectively. It is typical for us to experience fluctuations in our monthly operating results primarily due to the timing of receiving customer orders and the related shipment of these customer orders. As a result of these monthly fluctuations, we may experience significant increases or decreases in our inventories as a result of the timing of the procurement of components for anticipated orders for both our product segments and increases or decreases in our accounts receivable balances and customer deposits as a result of the timing of receiving customer orders during the period and of customer payments. We expect that the video-on-demand products within the Broadband segment will continue to require a significant amount of cash to fund future product development and additional capital expenditures for engineering equipment, quality systems and customer services test systems to meet higher forecasted revenue levels.

Net cash used in investing activities was $53.5 million for the fiscal year ended January 31, 2006 and $8.4 million for the fiscal year ended January 31, 2005. Investment activity for fiscal 2006 consisted primarily of the $23.7 million acquisition of substantially all of the assets of Liberate Technologies’ non-North American business, the $7.5 million step acquisition of ODG, net of cash acquired, capital expenditures of $13.4 million, including the purchase of land and a building for our new corporate headquarters in Acton, Massachusetts, and investments in Casa Systems of $8.2 million and Insite One, Inc. of $2.0 million, partially offset by net maturities and sales of marketable securities, the repayment of a loan by an affiliate and a release of restricted cash.

Net cash provided by financing activities was $1.5 million for the fiscal year ended January 31, 2006 compared to $5.5 million for the fiscal year ended January 31, 2005. In fiscal 2006, the cash provided by financing activities included approximately $1.7 million in proceeds from the issuance of common stock in connection with stock option exercises and the employee stock purchase plan, partially offset by repayments of capital lease obligations of $209,000.

In the fourth quarter of fiscal 2004, we renewed our revolving line of credit with Citizens Bank (a subsidiary of the Royal Bank of Scotland Group plc) for a two year period ended December 1, 2005, and increased the committed amount from $10.0 million to $15.0 million. Loans made under this revolving line of credit bear interest at a rate per annum equal to the bank’s prime rate which was 7.5% on January 31, 2006. Borrowings under this line of credit are collateralized by substantially all of our assets. The loan agreement requires that we provide Citizens Bank with certain periodic financial reports and comply with certain financial ratios including a minimum level of earnings before interest, taxes and depreciation and amortization on a trailing twelve month basis, when amounts are outstanding under the loan agreement. In the first quarter of fiscal 2007, we renewed our revolving line of credit with Citizens Bank (a subsidiary of the Royal Bank of Scotland Group plc) through June,

2007, for the committed amount of $15.0 million. As of January 31, 2006, we were not in compliance with the financial covenants but obtained a waiver from the bank for the quarter ended January 31, 2006. There are currently no amounts outstanding under the revolving line of credit.

On September 23, 2005, we purchased 72.4% of the outstanding capital stock of the ON Demand Group Limited (“ODG”), a company incorporated under the laws of the United Kingdom. As a result of this purchase, we owned 100% of ODG at January 31, 2006. ODG is a London-based aggregator of television content that provides movies and other television programming for on-demand and pay-per-view services throughout Europe.

Under the terms of the purchase agreement, we acquired the outstanding shares in ODG we did not previously own in exchange for approximately $14.0 million in cash consideration, including transaction costs of $500,000. The purchase agreement also provides for additional contingent consideration if ODG meets certain annual performance goals related to net income over three measurement periods ending January 31, 2008. We may pay up to a maximum aggregate contingent consideration of $11,000,000 (based on the exchange rate in effect at January 31, 2006), including up to 50% payable in shares of our common stock, par value $0.01 per share, with the remainder payable in cash provided that the performance goals are met. The contingent consideration is comprised of three installments, each to be made annually, beginning with the year ending January 31, 2006, for an annual baseline amount of $2.2 million, $2.2 million and $4.3 million, respectively. These amounts are subject to upward and downward adjustment based on the actual net income related performance of ODG, as clarified in the agreement, during these periods, provided that the aggregate maximum contingent consideration payable is the sum of these baseline amounts plus a maximum of $2.3 million. The contingent consideration will be recorded as an additional cost of the purchase and charged to goodwill if the performance measures are met by ODG and it becomes payable. On January 31, 2006, the first earnout measurement period ended, and we recorded $2.8 million of additional purchase price as goodwill based upon ODG’s net income for the initial annual performance period ended January 31, 2006. Payment of this earnout is due within seventy-five business days of January 31, 2006.

In July 2005, we acquired substantially all of the assets of Liberate Technologies’ business outside of North America. At the time of the transaction, Liberate Technologies was a leading provider of software for digital cable systems. Under the terms of the purchase agreement, we acquired certain customer contracts, patents and other intellectual property, and assumed certain limited liabilities related to Liberate’s business outside of North America in exchange for approximately $23.7 million in cash consideration.

In June 2005, we purchased for $8.9 million real property located at 50 Nagog Park Drive in Acton, Massachusetts. The building on the property is approximately 120,000 square feet, and this site is our new corporate headquarters. All operations and personnel currently that were located at the facility in Maynard, Massachusetts were relocated to the new property in Acton, Massachusetts in February 2006.

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

In January 2005, we executed a Secured Loan Agreement with Casa Systems, Inc. (“Casa”), a Massachusetts development stage company that specializes in video-on-demand products within the telecommunications and television markets. The original total loan commitment was $1.9 million and $750,000 was drawn at the end of fiscal year 2005. During the first quarter of fiscal 2006, we increased the total loan commitment to $2.4 million, and Casa drew down the remaining $1.7 million. In July 2005, we invested $8.2 million, representing a 19.8% ownership interest, in Casa. A portion of the purchase price was satisfied by our surrender and cancellation of the $2.5 million in principal plus accrued interest outstanding pursuant to the Secured Loan Agreement with Casa. The remainder of the purchase price was paid in cash. The investment was made for shares of Casa’s convertible preferred stock, convertible at our option into shares of Casa’s common stock on a one-to-one basis. At the time of the investment, we also entered into agreements with Casa, its stockholders and its optionholders which grant us the right of first refusal on the issuance of additional shares of Casa securities or transfers of stock or options by holders. In addition, we have a call option exercisable until January 31, 2007 to purchase all of the outstanding stock and options not owned by us for an aggregate price of $92 million.

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

At the time of the investment in Minerva, we entered into a Software License Agreement with Minerva in which we agreed to purchase from Minerva a license for its iTV manager Software and related source code for $3.8 million. We capitalized the purchased software for resale and will amortize the amount over the expected life of the software license and source code starting with the first shipment of the product to a customer.

In May 2004, SeaChange acquired all of the outstanding stock of ZQ Interactive, Ltd., a company incorporated in the British Virgin Islands with its principal office in Shanghai, China, for $2.0 million in cash. According to the terms of the purchase agreement, $1.0 million was paid to the sellers at the signing of the purchase agreement and the remaining $1.0 million is to be paid to the sellers in two equal annual installments of $500,000 on the first and second anniversary dates of the signing of the purchase agreement. The first installment of $500,000 was paid out in July 2005.

The following table reflects our current and contingent contractual obligations to make potential future payments (in thousands):

	Payment due by period
($000’s)	Total	Less than one year	One to three years	Three to five years	More than Five years
Non-cancelable lease obligations	$951	499	452	—	—
Purchase obligations	$5,637	5,637	—	—	—
Acquisition commitments	$11,453	3,304	8,149	—	—

Total	$18,041	9,440	8,601	—	—

The purchase obligations include open, non-cancelable purchase commitments from our suppliers. The acquisition commitments primarily include estimated maximum additional contingent consideration obligations in the event ODG achieves specified annual performance thresholds in the future. In addition, exercise of the call option on Casa before January 2007 would require additional debt or equity financing.

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

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”). SFAS 123 (R) replaces SFAS 123, “Accounting for Stock-Based Compensation”, and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”. SFAS 123(R) requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. The provisions of this Statement are effective for us beginning in the first quarter of fiscal 2007. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 (“SAB 107”) relating to the adoption of SFAS 123R. We plan to use the modified prospective method and Black-Scholes multiple option model to adopt this new standard and expect the adoption will have a material impact on our consolidated results of operations. We anticipate that upon adoption of SFAS 123(R), we will recognize share-based compensation cost on a straight-line basis over the requisite service period of the award. For the historical impact of share-based compensation expense, see “Note 2. Summary of Significant Accounting Policies.” Uncertainties, including our future share-based compensation strategy, stock price volatility, estimated forfeitures and employee stock option exercise behavior, make it difficult to determine whether the share-based compensation expense that we will incur in future periods will be similar to the SFAS 123 pro forma expense disclosed in Note 2 of the Consolidated Financial Statements. In addition, the amount of stock-based compensation expense that would have been recorded in future periods will be reduced by our acceleration of certain unvested and “out-of-the-money” stock options in January 2006 as disclosed in “Note 11. Stock Plans” of the Consolidated Financial Statements. We are currently in the process of evaluating the impact of SFAS 123(R). We expect the adoption will have a material impact on our results of operations, financial condition and liquidity.

In December 2004, the FASB issued SFAS No. 153, Exchange of Nonmonetary Assets, an Amendment of APB Opinion No. 29, “Accounting for Nonmonetary Transactions.” SFAS No. 153 is based on the principle that exchange of nonmonetary assets should be measured based on the fair market value of the assets exchanged. SFAS No. 153 eliminates the exception of nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. SFAS 153 is effective for nonmonetary asset exchanges in fiscal periods beginning after June 15, 2005. The adoption of SFAS No. 153 did not have a material impact on our financial condition, results of operations and liquidity.

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

We face exposure to financial market risks, including adverse movements in foreign currency exchange rates and changes in interest rates. These exposures may change over time as business practices evolve and could have a material adverse impact on our financial results. Our primary exposure has historically been associated with product sales arrangements denominated in the local currency where the functional currency of the foreign subsidiary is the U.S. dollar (as most of our revenues are in U.S. dollars) and operating expenses in Europe and Asia. In light of the higher proportion of our international businesses due, in part, to the recent acquisitions of European-based business from Liberate Technologies and ODG, we expect the risk of any adverse movements in foreign currency exchange rates to have a greater impact on our operating results in the future. Historically, we have not hedged specific currency exposures as gains and losses on foreign currency transactions have not been material to date. At January 31, 2005 and January 31, 2006, we had $0 outstanding related to variable rate U.S. dollar denominated debt. As there were no amounts outstanding at January 31, 2005 and 2006 related to variable rate debt, there was no interest rate exposure.

The carrying amounts reflected in the consolidated balance sheet of cash and cash equivalents, short-term marketable securities, trade receivables and trade payables approximate fair value at January 31, 2006 due to the short maturities of these instruments. We maintain investment portfolio holdings of various issuers, types, and maturities. Our cash and marketable securities include cash equivalents, which we consider to be investments purchased with original maturities of three months or less. Given the short maturities and investment grade quality of the portfolio holdings at January 31, 2006, a sharp rise in interest rates should not have a material adverse impact on the fair value of our investment portfolio. Additionally, our long term marketable investments, which are carried at the lower of cost or market, have fixed interest rates, and therefore are not subject to any interest rate exposure. As a result, we do not currently hedge these market risk exposures. At January 31, 2006, we had $14.6 million in short-term marketable securities and $24.7 million in long-term marketable securities.

ITEM 8.	Financial Statements and Supplementary Data

The Company’s Financial Statements and Schedules, together with the independent registered public accounting firm report thereon, appear at pages 53 through 90, and 91, respectively, of this Form 10-K. The supplementary financial information required by Item 302 of Regulation S-K is included in this Annual Report under Item 7.

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

In accordance with SEC responses to frequently asked questions regarding the evaluation of internal controls of entities subject to a business combination, our evaluation excludes ON Demand Group, Limited, of which we acquired the remaining 72.4% of outstanding capital stock to own 100% on September 23, 2005, from our assessment of internal controls over financial reporting as of January 31, 2006. ON Demand Group, Limited is a wholly-owned subsidiary whose total assets and total revenues represent 12 percent and 3 percent, respectively, of the related consolidated financial statement amounts as of and for the year ended January 31, 2006.

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

Our management assessed the effectiveness of our internal control over financial reporting as of January 31, 2006. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on our assessment, management concluded that, as of January 31, 2006, our internal control over financial reporting was effective based on those criteria.

Our management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of January 31, 2006 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

(C)	Attestation Report of the Registered Public Accounting Firm

See Report on Page 53.

(D)	Changes in Internal Control over Financial Reporting

As a result of the evaluation completed by management, and in which Messrs. Styslinger and Fiedler participated, we have concluded that there were no changes during the fiscal quarter ended January 31, 2006 in our internal control over financial reporting, which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. Other	Information

None.

PART III

ITEM 10.	Directors and Executive Officers of the Registrant

Information concerning the directors of SeaChange is hereby incorporated by reference from the information contained under the heading “Election of Directors” in SeaChange’s definitive proxy statement related to SeaChange’s Annual Meeting of Stockholders to be held on or about July 12, 2006 which will be filed with the Commission within 120 days after the close of the fiscal year (the “Definitive Proxy Statement”).

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

Information concerning Principal accountant fees and services is hereby incorporated by reference to the information contained under the heading “Ratification of Appointment of Independent Registered Public Accounting Firm” in the Definitive Proxy Statement.

PART IV

ITEM 15.	Exhibits and Financial Statement Schedules.

(a)(1) INDEX TO THE CONSOLIDATED FINANCIAL STATEMENTS

The following Consolidated Financial Statements of the Registrant are filed as part of this report:

(a)(2) INDEX TO FINANCIAL STATEMENT SCHEDULE

The following Financial Statement Schedule of the Registrant is filed as part of this report:

Page
Schedule II—Valuation and Qualifying Accounts and Reserves	91

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

Dated: April 17, 2006

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

Signature	Title(s)	Date

/s/ WILLIAM C. STYSLINGER, III William C. Styslinger, III	President, Chief Executive Officer, Chairman of the Board and Director (Principal Executive Officer)	April 17, 2006

/s/ WILLIAM L. FIEDLER William L. Fiedler	Chief Financial Officer (Principal Financial and Accounting Officer)	April 17, 2006

/s/ MARTIN R. HOFFMANN Martin R. Hoffmann	Director	April 17, 2006

/s/ CARMINE VONA Carmine Vona	Director	April 17, 2006

/s/ THOMAS F. OLSON Thomas F. Olson	Director	April 17, 2006

/s/ MARY PALERMO COTTON Mary Palermo Cotton	Director	April 17, 2006

EXHIBIT INDEX

Exhibit No.	Description
3.1	—	Amended and Restated Certificate of Incorporation of the Company (filed as Exhibit 3.3 to the Company’s Registration Statement on Form S-1 previously filed on November 4, 1996 with the Commission (File No. 333-12233) and incorporated herein by reference).
3.2	—	Certificate of Amendment, filed May 25, 2000 with the Secretary of State in the State of Delaware, to the Amended and Restated Certificate of Incorporation of the Company (filed as Exhibit 4.1 to the Company’s Quarterly Report on 10-Q previously filed on December 15, 2000 with the Commission (Filed No. 000-21393) and incorporated herein by reference).
3.3	—	Amended and Restated By-laws of the Company (filed as Exhibit 3.5 to the Company’s Registration Statement on Form S-1 previously filed on November 4, 1996 with the Commission (File No. 333-12233) and incorporated herein by reference).
4.1	—	Specimen certificate representing the Common Stock (filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-1 previously filed on November 4, 1996 with the Commission (File No. 333-12233) and incorporated herein by reference).
4.2	—	Amended and Restated Certificate of Incorporation of the Company (filed as Exhibit 3.3 to the Company’s Registration Statement on Form S-1 previously filed on November 4, 1996 with the Commission (File No. 333-12233) and incorporated herein by reference).
4.3	—	Certificate of Amendment, filed May 25, 2000 with the Secretary of State in the State of Delaware, to the Amended and Restated Certificate of Incorporation of the Company (filed as Exhibit 4.2 to the Company’s registration statement on Form S-3 previously filed on December 6, 2000 with the Commission (Filed No. 333-51386) and incorporated herein by reference).
10.1	—	2005 Equity Compensation and Incentive Plan (filed as Appendix A to the Company’s Proxy Statement on Schedule 14A previously filed May 27, 2005 with the Commission (File No. 000-21393) and incorporated herein by reference).
10.2	—	Form of Restricted Stock Unit Agreement pursuant to the Company’s 2005 Equity Compensation and Incentive Plan (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K previously filed December 14, 2005 with the Commission (File No. 000-21393) and incorporated herein by reference).
10.3*	—	Form of Incentive Stock Option Agreement pursuant to the Company’s 2005 Equity Compensation and Incentive Plan.
10.4*	—	Form of Non-Qualified Stock Option Agreement pursuant to the Company’s 2005 Equity Compensation and Incentive Plan.
10.5	—	Amended and Restated 1995 Stock Option Plan (filed as Annex B to the Company’s Proxy Statement on Form 14a previously filed on May 31, 2001 with the Commission (File No. 000-21393) and incorporated herein by reference).
10.6	—	Form of Incentive Stock Option Agreement pursuant to SeaChange’s Amended and Restated 1995 Stock Option Plan (filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on October 6, 2004 with the Commission (File No. 000-21393) and incorporated herein by reference).
10.7	—	Form of Non-Qualified Stock Option Agreement pursuant to SeaChange’s Amended and Restated 1995 Stock Option Plan (filed as Exhibit 99.2 to the Company’s Current Report on Form 8-K filed on October 6, 2004 with the Commission (File No. 000-21393) and incorporated herein by reference).
10.8	—	Form of Lockup Agreement (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K previously filed February 1, 2006 with the Commission (File No. 000-21393) and incorporated herein by reference).
10.9	—	1996 Non-Employee Director Stock Option Plan (filed as Exhibit 10.2 to the Company’s Registration Statement on Form S-1 previously filed on November 4, 1996 with the Commission (File No. 333-12233) and incorporated herein by reference).

Exhibit No.	Description
10.10	—	Second Amended and Restated 1996 Employee Stock Purchase Plan of the Company (filed as Exhibit 10.3 to the Company’s Registration Statement on Form S-1 previously filed on March 1, 2001 with the Commission (File No. 333-56410) and incorporated herein by reference).
10.11	—	Loan and Security Agreement, dated as of October 22, 2001, by and between Citizens Bank of Massachusetts and the Company (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q previously filed on December 13, 2001 with the Commission (File No. 000-21393) and incorporated herein by reference).
10.12	—	Amendment No. 1, dated as of June 14, 2002, by and between the Company and Citizen’s Bank of Massachusetts, to that certain Loan and Security Agreement, dated as of October 22, 2001, by and between the Company and Citizen’s Bank of Massachusetts (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q previously filed on September 13, 2002 with the Commission (File No. 000-21393) and incorporated herein by reference).
10.13	—	Amendment No. 2, dated as of April 21, 2003, between the Company and Citizen’s Bank of Massachusetts, to that certain Loan and Security Agreement, dated as of October 22, 2001 by and between the Company and Citizen’s Bank of Massachusetts (filed as Exhibit 10.7 to the Company’s Annual Report on Form 10-K previously filed on May 1, 2003 with the Commission (File No. 000-21393) and incorporated herein by reference).
10.14	—	Amendment No. 3, dated as of December 1, 2003, between the Company and Citizens Bank of Massachusetts, to that certain Loan and Security Agreement, dated as of October 22, 2001 by and between the Company and Citizens Bank of Massachusetts (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on December 15, 2003 with the Commission (File No. 000-21393) and incorporated herein by reference).
10.15*		Amendment No. 8, dated as of April 14, 2006, between the Company and Citizens Bank of Massachusetts, to that certain Loan and Security Agreement, dated as of October 22, 2001, by and between the Company and Citizens Bank of Massachusetts.
10.16**	—	Video-on-Demand Purchase Agreement, dated as of December 1, 2000, by and between the Company and Comcast Cable Communications of Pennsylvania, Inc. (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on December 15, 2000 with the Commission (File No. 000-21393) and incorporated herein by reference).
10.17	—	Stock Purchase Agreement, dated as of February 28, 2001, by and between the Company and Comcast SC Investment, Inc. (filed as Exhibit 10.15 to the Company’s Registration Statement on Form S-1 previously filed on March 1, 2001 with the Commission (File No. 333-56410) and incorporated herein by reference).
10.18	—	License Agreement dated May 30, 1996 between Summit Software Systems, Inc. and the Company (filed as Exhibit 10.7 to the Company’s Registration Statement on Form S-1 previously filed on November 4, 1996 with the Commission (File No. 333-12233) and incorporated herein by reference).
10.19	—	Lease Agreement dated May 28, 1998 between Robert Quirk, Trustee of Maynard Industrial Properties Associates Trust and the Company (filed as Exhibit 10.3 to the Company’s Annual Report on Form 10-K previously filed on March 24, 1999 with the Commission (File No. 000-21393) and incorporated herein by reference).
10.20	—	Articles of Association of ON Demand Group Limited, as adopted by special resolution passed on October 28, 2002 (filed as Exhibit 2.2 to the Company’s Current Report on Form 8-K previously filed on November 13, 2002 with the Commission (File No. 000-21393) and incorporated herein by reference).
10.21	—	Agreement for the Purchase and Sale of Share Capital of The ON Demand Group Limited, dated as of September 23, 2005, by and among the Company, Anthony Kelly, Andrew Birchall and the other parties set forth on the signature pages thereto (filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K previously filed September 29, 2005 with the Commission (File No. 000-21393) and incorporated herein by reference).
10.22	—	Series A Convertible Preferred Stock Purchase Agreement, dated as of July 6, 2005, by and between the Company and Casa Systems, Inc. (filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q previously filed September 9, 2005 with the Commission (File No. 000-21393) and incorporated herein by reference).

Exhibit No.	Description
10.23	—	Change-in-Control Severance Agreement, dated as of July 30, 2004, by and between the Company and William L. Fiedler (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on September 9, 2004 with the Commission (File No. 000-21393) and incorporated herein by reference).
10.24	—	Change-in-Control Severance Agreement, dated as of July 30, 2004, by and between the Company and Ira Goldfarb (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on September 9, 2004 with the Commission (File No. 000-21393) and incorporated herein by reference).
10.25	—	Change-in-Control Severance Agreement, dated as of July 30, 2004, by and between the Company and Bruce Mann (filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on September 9, 2004 with the Commission (File No. 000-21393) and incorporated herein by reference).
10.26	—	Change-in-Control Severance Agreement, dated as of July 30, 2004, by and between the Company and William C. Styslinger, III (filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed on September 9, 2004 with the Commission (File No. 000-21393) and incorporated herein by reference).
10.27	—	Change-in-Control Severance Agreement, dated as of March 13, 2006, by and between the Company and Kevin Bisson (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K previously filed March 9, 2006 with the Commission (File No. 000-21393) and incorporated herein by reference).
10.28	—	Management Transition Agreement, dated as of January 30, 2006, by and between the Company and William L. Fiedler (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K previously filed February 1, 2006 with the Commission (File No. 000-21393) and incorporated herein by reference).
10.29	—	Executive Services Agreement, dated as of September 23, 2005, by and between On Demand Management Limited and Andrew Birchall (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K previously filed September 29, 2005 with the Commission (File No. 000-21393) and incorporated herein by reference).
10.30	—	Executive Services Agreement, dated as of September 23, 2005, by and between On Demand Management Limited and Anthony Kelly (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K previously filed September 29, 2005 with the Commission (File No. 000-21393) and incorporated herein by reference).
21.1	—	List of Significant Subsidiaries (filed as Exhibit 21.1 to the Company’s Annual Report on Form 10-K/A previously filed on April 14, 2000 with the Commission (File No. 000-21393) and incorporated herein by reference).
23.1*	—	Consent of PricewaterhouseCoopers LLP.
24.1	—	Power of Attorney (included on signature page).
31.1*	—	Certification Pursuant to Rule 13a-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	—	Certification Pursuant to Rule 13a-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	—	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	—	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Provided herewith.
**	Confidential treatment requested as to certain portions of the document, which portions have been omitted and filed separately with the Commission.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of SeaChange International, Inc.:

We have completed integrated audits of SeaChange International Inc.’s 2006 and 2005 consolidated financial statements and of its internal control over financial reporting as of January 31, 2006, and an audit of its 2004 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated Financial statements and financial statement schedule

In our opinion, the consolidated financial statements listed in the index at Item 15(a)(1) present fairly, in all material respects, the financial position of SeaChange International, Inc. and its subsidiaries at January 31, 2006 and January 31, 2005, and the results of their operations and their cash flows for each of the three years in the period ended January 31, 2006 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in the Report of Management on Internal Control over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of January 31, 2006 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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

As described in the Report of Management on Internal Control over Financial Reporting, management has excluded ON Demand Group, Limited from its assessment of internal control over financial reporting as of January 31, 2006 because it was acquired by the Company in a purchase business combination during 2006. We have also excluded ON Demand Group Limited from our audit of internal control over financial reporting. ON Demand Group, Limited is a wholly-owned subsidiary whose total assets and total revenues represent 12 percent and 3 percent, respectively, of the related consolidated financial statement amounts as of and for the year ended January 31, 2006.

PricewaterhouseCoopers LLP

Boston, Massachusetts

April 17, 2006

SEACHANGE INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEET

(in thousands, except share and per share data)

	January 31, 2006	January 31, 2005
Assets
Current assets:
Cash and cash equivalents	$21,594	$93,561
Restricted cash	500	1,000
Marketable securities	14,596	26,052
Accounts receivable, net of allowance for doubtful accounts of $405 at January 31, 2006 and $649 at January 31, 2005	30,109	24,635
Unbilled receivables	4,363	412
Inventories	19,299	19,458
Income taxes receivable	2,781	4,085
Prepaid expenses and other current assets	7,441	4,665

Total current assets	100,683	173,868
Property and equipment, net	27,191	15,814
Marketable securities	24,689	14,299
Investments in affiliates	12,812	4,661
Intangible assets, net	18,904	480
Goodwill	20,379	1,882
Other assets	5,363	1,301

Total assets	$210,021	$212,305

Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of lines of credit and obligations under capital lease	$—	$209
Accounts payable	10,016	10,717
Income taxes payable	2,843	2,575
Accrued litigation reserve	7,986	7,681
Other accrued expenses	11,255	4,611
Customer deposits	2,170	165
Deferred revenue	20,045	21,342
Deferred tax liability	556	—

Total current liabilities	54,871	47,300
Deferred tax liabilities, long-term	1,353	—

Total liabilities	56,224	47,300
Commitments and contingencies (Note 12)
Stockholders’ equity:
Convertible preferred stock, 5,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized; 28,451,930 and 28,174,946 shares issued and outstanding at January 31, 2006 and 2005, respectively	285	282
Additional paid-in capital	177,013	174,455
Accumulated deficit	(22,264)	(9,455)
Deferred stock-based compensation	(775)	—
Accumulated other comprehensive loss	(462)	(277)

Total stockholders’ equity	153,797	165,005

Total liabilities and stockholders’ equity	$210,021	$212,305

The accompanying notes are an integral part of these consolidated financial statements.

SEACHANGE INTERNATIONAL, INC.

CONSOLIDATED STATEMENT OF OPERATIONS

(in thousands, except per share data)

	Fiscal Year ended January 31,
	2006	2005	2004
Revenues:
Products	$73,516	$113,764	$112,227
Services	52,748	43,539	35,939

	126,264	157,303	148,166

Costs of revenues:
Products	45,858	60,141	64,927
Services	28,275	25,705	22,647

	74,133	85,846	87,574

Gross profit	52,131	71,457	60,592

Operating expenses:
Research and development	34,378	29,424	26,030
Selling and marketing	18,646	18,053	16,653
General and administrative	14,241	10,323	9,138
Amortization of intangible assets	2,201	1,333	1,599

	69,466	59,133	53,420

Income (loss) from operations	(17,335)	12,324	7,172
Interest income	2,068	1,004	1,866
Interest expense	(30)	(42)	(132)
Impairment on investment in affiliate	—	—	(313)

Income (loss) before income taxes and equity income (loss) in earnings of affiliate	(15,297)	13,286	8,593
Income tax expense (benefit)	(2,941)	3,200	3,169
Equity income (loss) in earnings of affiliate, net of tax	39	(148)	137

Net income (loss)	$(12,317)	$9,938	$5,561

Earnings (loss) per share:
Basic	$(0.44)	$0.36	$0.21

Diluted	$(0.44)	$0.34	$0.20

Shares used in calculating:
Basic earnings (loss) per share	28,303	27,640	26,969

Diluted earnings (loss) per share	28,303	29,053	27,905

The accompanying notes are an integral part of these consolidated financial statements.

SEACHANGE INTERNATIONAL, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(in thousands, except share data)

	Common Stock		Additional paid-in capital	Accumulated deficit	Deferred stock-based compensation	Accumulated other comprehensive loss	Total Stockholders’ Equity	Compre- hensive income (loss)
	Number of shares	Par value
Balance at January 31, 2003	26,762,767	$268	$161,510	$(24,954)	$—	$(144)	$136,680
Issuance of common stock pursuant to exercise of stock options	319,931	3	1,468	—	—	—	1,471
Issuance of common stock in connection with the employee stock purchase plan	152,433	2	1,843	—	—	—	1,845
Issuance of common stock for SeaChange Systems stock	44,234	—	339	—	—	—	339
Tax benefit from stock options	—	—	250	—	—	—	250
Change in unrealized loss on marketable securities, net of tax	—	—	—	—	—	(242)	(242)	$(242)
Translation adjustment	—	—	—	—	—	(17)	(17)	(17)
Net income	—	—	—	5,561	—	—	5,561	5,561

Comprehensive income								$5,302

Balance at January 31, 2004	27,279,365	273	165,410	(19,393)	—	(403)	145,887
Issuance of common stock pursuant to exercise of stock options	562,528	6	4,529	—	—	—	4,535
Issuance of common stock in connection with the employee stock purchase plan	107,579	1	1,344	—	—	—	1,345
Issuance of common stock in connection with Comcast stock warrant exercise	225,474	2	3,143	—	—	—	3,145
Tax benefit from stock options	—	—	29	—	—	—	29
Change in unrealized gain on marketable securities, net of tax	—	—	—	—	—	208	208	$208
Translation adjustment	—	—	—	—	—	(82)	(82)	(82)
Net income	—	—	—	9,938	—	—	9,938	9,938

Comprehensive income								$10,064

Balance at January 31, 2005	28,174,946	282	174,455	(9,455)	—	(277)	165,005
Issuance of common stock pursuant to exercise of stock options	73,012	1	364	—	—	—	365
Issuance of common stock in connection with the employee stock purchase plan	203,972	2	1,376	—	—	—	1,378
Issuance of restricted stock units	—	—	818	—	(818)	—	—
Amortization of unearned compensation on restricted stock units	—	—	—	—	43	—	43
Adjustment for equity method loss incurred during lag period (Note 6)	—	—	—	(492)	—	—	(492)
Change in unrealized loss on marketable securities, net of tax	—	—	—	—	—	(101)	(101)	$(101)
Translation adjustment	—	—	—	—	—	(84)	(84)	(84)
Net loss	—	—	—	(12,317)	—	—	(12,317)	(12,317)

Comprehensive income								$(12,502)

Balance at January 31, 2006	28,451,930	$285	$177,013	$(22,264)	$(775)	$(462)	$153,797

The accompanying notes are an integral part of these consolidated financial statements.

SEACHANGE INTERNATIONAL, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

Increase (Decrease) in Cash and Cash Equivalents

(in thousands)

	Year ended January 31,
	2006	2005	2004
Cash flows from operating activities:
Net (loss) income	$(12,317)	$9,938	$5,561
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	6,642	5,917	5,589
Amortization of intangible assets	2,498	1,333	1,599
Inventory write down	988	842	1,340
Amortization of deferred equity discount	—	—	3,795
Tax benefit from stock options	—	29	250
Impairment on investment in affiliate	—	—	313
Amortization of premiums on marketable securities	260	947	—
Deferred taxes	(110)	—	—
Other	4	148	78
Changes in operating assets and liabilities excluding effects of business acquisition:
Accounts receivable	(3,878)	(8,249)	4,361
Unbilled receivables	(3,951)	(210)	358
Inventories	(5,066)	(3,569)	43
Income taxes receivable	1,304	(4,079)	—
Prepaid expenses and other current assets and other assets	(7,232)	(1,491)	864
Accounts payable	(1,769)	8,312	(7,798)
Income taxes payable	(952)	1,239	1,095
Accrued litigation reserve	305	77	101
Other accrued expenses	2,923	(907)	1,038
Customer deposits	2,005	(236)	(209)
Deferred revenue	(1,680)	4,904	4,813

Net cash (used in) provided by operating activities	(20,026)	14,945	23,191

Cash flows from investing activities:
Purchases of marketable securities	(24,786)	(9,592)	(8,210)
Maturities and sales of marketable securities	25,488	9,048	7,143
Purchases of property and equipment	(13,424)	(3,944)	(2,736)
Release (deposit) of restricted cash	500	(1,000)	—
Acquisition of business, net of cash acquired	(31,260)	(1,124)	—
Repayment of (loan to) affiliate	750	(750)	—
Investments in affiliates	(10,743)	(1,000)	(797)

Net cash used in investing activities	(53,475)	(8,362)	(4,600)

Cash flows from financing activities:
Repayments under line of credit and equipment line of credit	—	—	(900)
Repayments of obligations under capital lease	(209)	(399)	(186)
Proceeds from issuance of common stock, net of issuance costs	1,743	5,880	3,316

Net cash provided by financing activities	1,534	5,481	2,230

Net (decrease) increase in cash and cash equivalents	(71,967)	12,064	20,821
Cash and cash equivalents, beginning of period	93,561	81,497	60,676

Cash and cash equivalents, end of period	$21,594	$93,561	$81,497

Supplemental disclosure of cash flow information:
Income taxes paid	$405	$6,551	$1,768
Interest paid	30	42	132
Supplemental disclosure of noncash financing and investing activity:
Transfer of items originally classified as inventories to fixed assets	4,237	3,196	2,205
Transfer of items originally classified as fixed assets to inventories	11	188	147
Issuance of note payable for acquisition of business	—	1,000	—
Issuance of common stock for SeaChange Systems common stock	—	—	339
Warrant issued in connection with investment in affiliate	—	—	223
Issuance of common stock in connection with warrant exercise	—	3,145	—
Fixed assets acquired under capital lease	—	—	529

The accompanying notes are an integral part of these consolidated financial statements.

SEACHANGE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Nature of Business

SeaChange International, Inc. (“SeaChange” or “the Company”) is a leading developer, manufacturer and marketer of digital video systems and services including the management, aggregation, licensing, storage and distribution of video, television, gaming and advertising content to cable system operators, telecommunications companies and broadcast television companies. Through January 31, 2006, substantially all of SeaChange’s revenues were derived from the sale of hardware, software and systems and related services and movie content to cable system operators, broadcast and telecommunications companies located in the United States of America and internationally.

2.	Summary of Significant Accounting Policies

Significant accounting policies followed in the preparation of the accompanying consolidated financial statements are as follows:

Principles of Consolidation

The Company consolidates the financial statements of its wholly owned subsidiaries and all inter-company accounts are properly eliminated in consolidation. SeaChange also holds minority investments in the capital stock of certain private companies having product offerings or customer relationships that have strategic importance. The Company evaluates its equity and debt investments and other contractual relationships with affiliate companies in order to determine whether the guidelines of FASB Interpretation (“FIN”) No. 46, “Consolidation of Variable Interest Entities,” as revised under FIN 46R should be applied in the financial statements. FIN No. 46R addresses consolidation by business enterprises of variable interest entities that possess certain characteristics. A variable interest entity (“VIE”) is defined as an entity in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support. The primary beneficiary is required to consolidate the financial position and results of the VIE. Since the adoption of FIN 46R in the first quarter of fiscal 2005, the Company concluded that FIN 46R did not require the consolidation of any affiliate company. The Company has concluded that it is not the primary beneficiary for any variable interest entities as of January 31, 2006.

The Company’s investments in affiliates include investments accounted for under the cost method and the equity method of accounting. The investments that represent less than a 20% ownership interest of the common shares of the affiliate are carried at cost. Under the equity method of accounting, which generally applies to investments that represent 20% to 50% ownership of the common shares of the affiliate, SeaChange’s proportionate ownership share of the earnings or losses of the affiliate are included in equity income (loss) in earnings of affiliates in the consolidated statement of operations.

Revenue Recognition and Allowance for Doubtful Accounts

Revenues from sales of hardware, software and systems that do not require significant modification or customization of the underlying software are recognized when title and risk of loss has passed to the customer, there is evidence of an arrangement, fees are fixed or determinable and collection of the related receivable is considered probable. Revenues from installation, project management, video-on-demand services and training are recognized as these services are performed. Revenue from product maintenance and technical support is deferred and recognized ratably over the period of the related agreements. Customers are billed for installation, training, project management and product maintenance and technical support at the time of the product sale. Revenue from software development contracts that include significant modification or customization, including software product enhancements, is recognized on the efforts expended in relation to the overall efforts for the project to the extent billable under the sales agreement. Efforts are measured based on the time expected to be

SEACHANGE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

incurred. For contracts, where some level of profit is assured but we are only able to estimate ranges of amounts of total contract revenue and total contract cost, we use the lowest probable level of profits in accounting for the contract revenues and costs. Shipping and handling costs and other out-of-pocket expenses reimbursed by customers are included in revenues and cost of revenues. Our share of intercompany profits associated with sales and services provided to affiliated companies are eliminated in consolidation in proportion to our equity ownership.

SeaChange’s transactions frequently involve the sales of hardware, software, systems and services in multiple element arrangements. Product sales always include at least one year of free technical support and maintenance services. Revenues under multiple element arrangements are allocated to all undelivered elements of the sales arrangement based upon the fair value of those elements. The amounts allocated to undelivered elements, which may include project management, training, installation, maintenance and technical support and certain hardware and software components, are based upon the price charged when these elements are sold separately and unaccompanied by the other elements. The amount allocated to the sales of hardware, software and systems reflects the residual method basis. Under this method, the total arrangement value is allocated first to undelivered elements, based on their fair values, with the remainder being allocated to the delivered elements. The amount allocated to installation, training and project management revenue is based upon standard hourly billing rates and the estimated time required to complete the service. Installation and training services are not essential to the functionality of systems as these services do not alter the equipment’s capabilities, are available from other vendors and the systems are standard products. For multiple element arrangements that include software licenses and services where vendor-specific objective evidence of the fair value does not exist to allocate a portion of the fee to the only undelivered element and the only undelivered element is product maintenance and technical support, the entire fee under the multiple element arrangement is recognized ratably over the period which the product maintenance and technical support is expected to be performed. For transactions in which consideration, including equity instruments, is given to a customer, SeaChange accounts for the value of this consideration as an adjustment to revenue in the Consolidated Statement of Operations (see Note 14).

The Company maintains allowances for specific doubtful accounts and general categories of accounts based on estimates of losses resulting from the inability of the Company’s customers to make required payments and records these allowances as a charge to general and administrative expenses. The Company monitors payments from customers and assesses any collection issues. The Company performs ongoing credit evaluations of customers’ financial condition but generally does not require collateral. For some international customers, the Company requires an irrevocable letter of credit to be issued by the customer before the purchase order is accepted. The Company bases its allowances for doubtful accounts on historical collections and write-off experience, current trends, credit assessments, and other analysis of specific customer situations.

Concentration of Credit Risk

Financial instruments which potentially expose SeaChange to concentrations of credit risk include cash equivalents, investments in treasury bills, certificates of deposits and commercial paper, auction rate securities, trade accounts receivable, accounts payable and accrued liabilities. The Company restricts its cash equivalents and investments in marketable securities to repurchase agreements with major banks and U.S. government and corporate securities which are subject to minimal credit and market risk. For trade accounts receivable, SeaChange evaluates customers’ financial condition, requires advance payments from certain of its customers and maintains reserves for potential credit losses. At January 31, 2006 and 2005, SeaChange had an allowance for doubtful accounts of $405,000 and $649,000, respectively, to provide for potential credit losses. Such losses have not exceeded management’s expectations to date.

SEACHANGE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes revenues by significant customer where such revenue exceeded 10% of total revenues of the fiscal year. Revenues from significant customers were generated in the Broadband segment.

	Year ended January 31,
	2006	2005	2004
Customer A	25%	48%	49%
Customer B	—	—	11%

At January 31, 2006, one customer accounted for 20%, a second customer accounted for 17% and a third customer accounted for 11% of SeaChange’s gross accounts receivable balance. At January 31, 2005, one customer accounted for 15% and two customers each accounted for 14% of SeaChange’s gross accounts receivable balance.

Use of Estimates

The preparation of these financial statements in conformity with accounting principles generally accepted in the United States of America requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and disclosure of contingent assets and liabilities. On an ongoing basis, management evaluates these estimates and judgments, including those related to revenue recognition, valuation of inventory and accounts receivable, valuation of investments and income taxes. The Company bases these estimates on historical and anticipated results and trends and on various other assumptions that the Company believes are reasonable under the circumstances, including assumptions as to future events. These estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. By their nature, estimates are subject to an inherent degree of uncertainty. Actual results may differ from management’s estimates.

SEACHANGE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Cash Equivalents and Marketable Securities

SeaChange’s investment portfolio consists of investments classified as cash equivalents, short-term marketable securities and long-term marketable securities. All highly liquid investments with an original maturity of three months or less when purchased are considered to be cash equivalents. All cash equivalents are carried at cost, which approximates fair value. SeaChange’s marketable securities are classified as available for sale and are reported at fair value. Any unrealized gains or losses are included in stockholders’ equity as a component of accumulated other comprehensive loss. Any realized gains or losses would be shown in the accompanying consolidated statements of operations in other income or expense. The cost basis, aggregate fair value and unrealized gains and losses for SeaChange’s cash equivalents, short- and long-term marketable securities portfolio is shown below (in thousands).

	Cost	Fair Market Value	Unrealized Gain (Loss)
January 31, 2006:
Cash equivalents	$3,336	$3,336	$—
US government agency issues	8,308	8,293	(15)
Corporate debt securities	2,225	2,203	(22)
State and municipal obligations	4,100	4,100	—

Cash equivalents and marketable securities—short-term	17,969	17,932	(37)

US government agency issues	22,984	22,749	(235)
Corporate debt securities	1,936	1,940	4

Marketable securities—long-term	24,920	24,689	(231)

Total cash equivalents and marketable securities	$42,889	$42,621	$(268)

January 31, 2005:
Cash equivalents	$1,161	$1,161	$—
US government agency issues	12,413	12,370	(43)
Corporate debt securities	7,601	7,582	(19)
State and municipal obligations	6,100	6,100	—

Cash equivalents and marketable securities—short-term	27,275	27,213	(62)

US government agency issues	10,117	10,039	(78)
Corporate debt securities	4,290	4,260	(30)

Marketable securities—long-term	14,407	14,299	(108)

Total cash equivalents and marketable securities	$41,682	$41,512	$(170)

Inventories

Inventories are stated at the lower of cost or net realizable value. Cost is determined using the first-in, first-out (FIFO) method. For inventory that has been written down to its net realizable value, SeaChange releases any gain upon sale or disposal of this inventory. Inventories consist primarily of components and subassemblies and finished products held for sale. All of SeaChange’s hardware components are purchased from outside vendors.

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

Costs associated with software developed or obtained for internal use are capitalized when the Company has completed the preliminary project stage and has determined that the project will be completed and used to perform the function intended. Capitalization of such costs ceases when the project is substantially complete and ready for its intended purpose. Post-implementation training, maintenance and other operating costs are expensed as incurred. At January 31, 2006 and 2005, $1.9 million and $1.8 million, respectively, of internal use software costs was capitalized. Accumulated amortization related to these internal use software costs at January 31, 2006 and 2005 were $1.1 million and $464,000, respectively. The related amortization expense was $612,000 and $464,000 for fiscal years ended January 31, 2006 and 2005, respectively. There was no related amortization expense in the fiscal year ended January 31, 2004.

Goodwill and Intangible Assets

SeaChange evaluates goodwill for impairment on, at least, an annual basis. SeaChange evaluates the recoverability of goodwill annually in the fourth quarter for goodwill associated with the acquisition of ZQ Interactive, in the second quarter for goodwill associated with the acquisition of the non-North American business of Liberate Technologies, and in the third quarter for goodwill associated with the acquisition of the On Demand Group Ltd and for the related equity method goodwill associated with Filmflex, or more frequently if events or changes in circumstances, such as declines in sales, earnings or cash flows or material adverse changes in the business climate, indicate that the carrying value of goodwill might be impaired. Goodwill is considered to be impaired when the net book value of a reporting unit exceeds its estimated fair value. Fair values are primarily determined using a discounted cash flow methodology. The determination of discounted cash flows is based on SeaChange’s strategic plans and future forecasts. SeaChange completed the annual impairment tests of goodwill associated with ZQ Interactive as of January 31, 2006 and 2005 and determined that no adjustment was required to the carrying value of goodwill based on the analyses performed.

Intangible assets consist of customer contracts, completed technology, patents and trademarks and are reported as part of the Broadband and Services segments. The intangible assets are amortized to cost of sales and operating expenses, as appropriate, on a straight-line or accelerated basis in order to reflect the expected pattern and period that the assets will be consumed.

Software Development Costs

SeaChange develops software for resale in markets that are subject to rapid technological change, new product development and changing customer needs. The time period during which software development costs can be capitalized from the point of reaching technological feasibility until the time of general product release is very short, and consequently, the amounts that could be capitalized are not material to the Company’s financial position or results of operations. Therefore, SeaChange has charged all such costs to research and development in the period incurred.

SEACHANGE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SeaChange also purchases software for resale and capitalizes those costs associated with projects that met technological feasibility. At the end of the fiscal years ended January 31, 2006 and 2005, $5.2 million and $1.4 million, respectively, of purchased software costs were capitalized and amortization expense will be recorded over the period of economic consumption or the life of the agreement whichever results in the higher expense, starting with the first shipment of the product to a customer which is expected in fiscal 2007. No amortization expense was recorded during fiscal years 2006, 2005 or 2004.

Long-lived Assets

SeaChange evaluates property and equipment, intangible assets and other long-lived assets on a regular basis for the existence of facts or circumstances, both internal and external, that may suggest an asset is not recoverable. Factors SeaChange considers important that could trigger the impairment review include:

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

Income Taxes

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their tax bases. Deferred tax assets and liabilities are measured using enacted statutory tax rates in effect in the year in which the differences are expected to reverse. A deferred tax asset is established for the expected future benefit of net operating loss and credit carryforwards. A valuation reserve against U.S. deferred tax assets, net is required, if, based upon available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

SeaChange does not provide for U.S. federal income taxes on the earnings its non-U.S. subsidiaries that are permanently reinvested in the operations outside the U.S.

SEACHANGE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The income tax payable includes uncertain tax positions taken that could be challenged by taxing authorities. These probable exposures result from the varying application of statutes, rules, regulations and interpretations. The Company’s estimate of the value of its tax contingencies contains assumptions based on past experiences and judgments about potential actions by taxing jurisdictions. It is reasonably likely that the ultimate resolution of these matters may be greater or less than the amount currently accrued.

Stock Compensation

In December of 2004, the FASB issued SFAS No. 123, “Share-Based Payment (Revised 2004)” (“SFAS 123(R)”). SFAS 123(R) requires the Company to measure all employee stock-based compensation awards using a fair value based method and record such expense in its consolidated financial statements as the requisite service to earn the award is provided. Until the adoption of SFAS 123(R) in the first quarter of fiscal 2007, SeaChange will continue to account for its stock option plans and stock purchase plan under the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” (“APB 25”) and related interpretations and provide pro forma footnote disclosures as though the fair value method under SFAS No. 123, “Accounting for Stock-Based Compensation,” (“SFAS 123”), as amended by SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure, An Amendment of SFAS 123”, was followed. Non-employee stock awards are accounted for at fair value in accordance with SFAS 123 and Emerging Issues Task Force Issue No. 96-18, “Accounting for Equity Instruments That are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services”. SeaChange’s employee stock purchase plan is a non-compensatory plan and its stock option plans are accounted for using the intrinsic value method under the provisions of APB 25. Had compensation for SeaChange’s stock based compensation plans been accounted for at fair value, the amounts reported in the consolidated statement of operations for the years ended January 31, 2006, 2005 and 2004 would have been:

	Year ended January 31,
	2006	2005	2004
Net (loss) income, as reported	$(12,317,000)	$9,938,000	$5,561,000
Add: Stock-based compensation under APB No. 25, net of related tax effect	34,000	—	—
Less: Stock-based compensation expense determined under fair value method for all awards, net of related tax effects	(12,688,000)	(9,100,000)	(8,024,000)

Pro forma net (loss) income	$(24,971,000)	$838,000	$(2,463,000)

Basic (loss) earnings per share
As reported	$(0.44)	$0.36	$0.21
Pro forma	$(0.88)	$0.03	$(0.09)
Diluted (loss) earnings per share
As reported	$(0.44)	$0.34	$0.20
Pro forma	$(0.88)	$0.03	$(0.09)

The fair value of each option granted was estimated on the date of grant assuming a weighted average volatility factor of 68%, 85% to 100% and 100% for the fiscal years ended January 31, 2006, 2005 and 2004, respectively. Additional weighted average assumptions used for grants during the fiscal years ended January 31, 2006, 2005 and 2004, included: dividend yield of 0.0% for all periods; risk-free interest rates of 3.9% for fiscal 2006, 2.7% for fiscal 2005 and 2.0% for fiscal 2004; and an expected option term of 5.6 years for the year ended January 31, 2006 and 7.5 years for the years ended January 31, 2005 and 2004. The expected option term decreased in fiscal 2006 in comparison to prior years due to the adoption of the Company’s 2005 Equity Compensation and Incentive Plan (the “2005 Plan”) mid-way through fiscal 2006 and to the termination of the

SEACHANGE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Company’s 1995 Stock Option Plan (the “1995 Plan”). Stock options granted under the 2005 Plan generally vest over three years and expire seven years from the date of grant, and in contrast, stock options granted under the 1995 Plan generally vest over four years and expire ten years from the date of grant. Consequently, stock options granted from the 2005 Plan (during the second half of fiscal 2006) were valued using a shorter expected term than those granted from the 1995 Plan during fiscal 2006 prior to the termination of the 1995 Plan.

Because additional option grants are expected to be made each year and options vest over several years, the above pro forma disclosures are not necessarily representative of pro forma effects on reported net income (loss) for future years. Additionally, on January 26, 2006, the Company accelerated the vesting of certain unvested stock options with exercise prices equal to or greater than $9.00 per share previously awarded to its employees, including its executive officers and non-employee directors, under the Company’s equity compensation plans. Stock options equivalent to 1,354,974 shares of the Company’s common stock, including an aggregate of 243,821 options held by executive officers and directors are subject to this acceleration. The acceleration of vesting became effective for stock options outstanding as of January 26, 2006.

The decision to accelerate the vesting of these options was made primarily to reduce non-cash compensation expense that would have been recorded in future periods following the Company’s adoption of SFAS 123(R) on February 1, 2006. The Company’s aggregate expense that will not be recorded as a result of the acceleration of the vesting of these options is approximately $6.9 million, based on all outstanding options continuing to vest under their original, pre-acceleration vesting terms.

Foreign Currency Translation

SeaChange has determined that the functional currency of all but one of its foreign subsidiaries is the U.S. dollar. Accordingly, SeaChange translates assets and liabilities denominated in local currencies into U.S. dollars at current exchange rates as of each balance sheet date. Revenue and expense items are translated using average exchange rates during the fiscal year. Translation adjustments and transactions gains and losses and any unrealized gains and losses on inter-company receivables are recognized in the consolidated statements and operations and are not material.

For SeaChange’s one subsidiary, which uses the British Pound Sterling as its functional currency, SeaChange translates its assets and liabilities into U.S. dollars at current exchange rates as of each balance sheet date. Revenue and expense items are translated using average exchange rates during the year. Cumulative currency translation adjustments are presented as a separate component of stockholders’ equity. Transaction gains and losses and unrealized gains and losses on intercompany receivables are recognized in the consolidated statement of operations and are not material.

Comprehensive Income (Loss)

SeaChange presents accumulated other comprehensive income (loss) and total comprehensive income (loss) in the Statement of Stockholders’ Equity. Total comprehensive income (loss) consists primarily of net income (loss) cumulative translation adjustments and unrealized gains and losses on marketable securities, net of income tax.

Advertising Costs

Advertising costs are charged to expense as incurred. Advertising costs were $273,000, $224,000 and $172,000 for the years ended January 31, 2006, 2005 and 2004, respectively.

SEACHANGE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

For the fiscal year ended January 31, 2006, 6,551,857 common shares issuable upon the exercise of stock options are antidilutive because SeaChange recorded a net loss for the period and, therefore, have been excluded from the diluted loss per share computation. For the fiscal years ended January 31, 2005 and January 31, 2004, 2,220,000 and 1,987,000, respectively, of common shares issuable upon the exercise of stock options are antidilutive and have been excluded from the diluted earnings per share computation as the exercise prices of these common shares were above the market price of the common stock for the periods indicated.

Below is a summary of the shares used in calculating basic and diluted earnings (loss) per share for the periods indicated:

	Year Ended January 31,
	2006	2005	2004
Weighted average shares used in calculating earnings (loss) per share—Basic	28,303,000	27,640,000	26,969,000
Dilutive common stock equivalents	—	1,413,000	936,000

Weighted average shares used in calculating earnings (loss) per share—Diluted	28,303,000	29,053,000	27,905,000

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

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”). SFAS 123 (R) replaces SFAS 123, “Accounting for Stock-Based Compensation”, and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”. SFAS 123(R) requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. The provisions of this Statement are effective for SeaChange for the first quarter of fiscal 2007. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 (“SAB 107”) relating to the adoption of SFAS 123(R). The Company plans to use the modified prospective method and Black-Scholes multiple options model to adopt this new standard and expects the adoption will have a material impact on the Company’s consolidated results of

SEACHANGE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

operations. The Company anticipates that upon adoption of SFAS 123(R), it will recognize share-based compensation cost on a straight-line basis over the requisite service period of the award. For the historical impact of share-based compensation expense, see “Note 2. Summary of Significant Accounting Policies.” Uncertainties, including the Company’s future share-based compensation strategy stock price volatility, estimated forfeitures and employee stock option exercise behavior, make it difficult to determine whether the share-based compensation expense that the Company will incur in future periods will be similar to the SFAS 123 pro forma expense disclosed in Note 2 of the Consolidated Financial Statements. In addition, the amount of stock-based compensation expense that would have been recorded in future periods will be reduced by the acceleration of certain unvested and “out-of-the-money” stock options in fiscal 2006 as disclosed in “Note 11. Stock Plans” of the Consolidated Financial Statements. SeaChange is currently in the process of evaluating the impact of SFAS 123(R). SeaChange expects the adoption of SFAS 123(R) will have a material impact on SeaChange’s results of operations or financial position.

In December 2004, the FASB issued SFAS No. 153, Exchange of Nonmonetary Assets, an Amendment of APB Opinion No. 29, “Accounting for Nonmonetary Transactions.” SFAS No. 153 is based on the principle that exchange of nonmonetary assets should be measured based on the fair market value of the assets exchanged. SFAS No. 153 eliminates the exception of nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. SFAS 153 is effective for nonmonetary asset exchanges in fiscal periods beginning after June 15, 2005. The adoption of SFAS No. 153 did not have a material impact on its financial condition, results of operations and liquidity.

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

3.	Consolidated Balance Sheet Detail

Inventories consist of the following:

	January 31,
	2006	2005
Components and assemblies	$13,455,000	$15,315,000
Finished products	5,844,000	4,143,000

	$19,299,000	$19,458,000

SEACHANGE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Property and equipment consist of the following:

	Estimated useful life (years)	January 31,
		2006	2005
Land		$283,000	$283,000
Buildings	20	2,150,000	2,146,000
Office furniture and equipment	5	2,204,000	2,016,000
Computer equipment, software and demonstration equipment	3	38,467,000	31,423,000
Deployed assets	2-7	3,405,000	3,472,000
Service and spare components	5	5,516,000	5,010,000
Leasehold improvements	1-7	2,694,000	2,260,000
Automobiles/truck	5	635,000	505,000
Construction in progress		10,349,000	270,000

		65,701,000	47,385,000
Less—Accumulated depreciation and amortization		(38,510,000)	(31,571,000)

		$27,191,000	$15,814,000

Construction in progress includes $8.9 million of real property located at 50 Nagog Park Drive in Acton, Massachusetts which was purchased on June 2005. The building has approximately 120,000 square feet, and as of mid-February 2006, has become the Company’s new corporate headquarters. All operations and personnel that were located at the facility in Maynard, Massachusetts were relocated to the new property in Acton, Massachusetts in February 2006.

Depreciation and amortization expense of fixed assets was $6,642,000, $5,917,000 and $5,588,000 for the years ended January 31, 2006, 2005 and 2004, respectively. At January 31, 2006 and 2005, SeaChange had $0 and $529,000, respectively of assets under capital leases with accumulated amortization of $0 and $162,000, respectively.

Other accrued expenses consist of the following:

	January 31,
	2006	2005
Value added tax payable	$2,846,000	$259,000
Accrued consideration payable to former shareholders in ODG	2,804,000	—
Other accrued expenses	5,605,000	4,352,000

	$11,255,000	$4,611,000

SEACHANGE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4.	Segment Information and Significant Customer Information

SeaChange has three reportable segments: Broadband, Broadcast and Services. The Broadband segment develops, markets and sells products to digitally manage, store and distribute digital video for cable system operators and telecommunications companies. The Broadcast segment develops, markets and sells products for the storage, archival, on-air playback of advertising and other video programming for the broadcast television industry. The Services segment provides installation, training, project management, product maintenance and technical support services, and software development, for all of the above products, and movie content services. SeaChange measures profitability of the segments based on their respective gross profit. There were no inter-segment sales or transfers. The Company does not aggregate any of its operating segments for reporting purposes. The following summarizes the revenues and cost of revenues by reportable segment:

	Year ended January 31,
	2006	2005	2004
Revenues:
Broadband hardware, software and systems	$64,365,000	$100,049,000	$101,790,000
Broadcast hardware, software and systems	9,151,000	13,715,000	10,437,000
Services	52,748,000	43,539,000	35,939,000

	$126,264,000	$157,303,000	$148,166,000

Costs of revenues:
Broadband hardware, software and systems	$36,805,000	$51,023,000	$58,015,000
Broadcast hardware, software and systems	9,053,000	9,118,000	6,912,000
Services	28,275,000	25,705,000	22,647,000

	$74,133,000	$85,846,000	$87,574,000

Gross profit:
Broadband hardware, software and systems	$27,560,000	$49,026,000	$43,775,000
Broadcast hardware, software and systems	98,000	4,597,000	3,525,000
Services	24,473,000	17,834,000	13,292,000

	$52,131,000	$71,457,000	$60,592,000

SeaChange does not measure the assets allocated to the segments, other than the goodwill and intangible assets in connection with its acquisitions. The following table summarizes intangible assets and goodwill by reportable segment:

	January 31, 2006	January 31, 2005
	(in thousands)
Goodwill and Intangible Assets
Broadband	$23,711	$2,362
Services	15,572	—

Total	$39,283	$2,362

SEACHANGE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following summarizes revenues by customers’ geographic locations:

	Fiscal Year ended January 31,
	2006	2005	2004
Revenues:
United States of America	$75,817,000	$122,245,000	$129,511,000
United Kingdom	26,988,000	6,043,000	455,000
Canada and South America	9,733,000	9,238,000	5,603,000
Europe and Middle East (excluding the United Kingdom)	5,896,000	10,694,000	5,112,000
Asia/Pacific and other international locations	7,830,000	9,083,000	7,485,000

	$126,264,000	$157,303,000	$148,166,000

5.	Investments in Affiliates

Casa Systems. In January 2005, SeaChange executed a Secured Loan Agreement with Casa Systems, Inc. (“Casa”), a Massachusetts development stage company that specializes in video-on-demand products within the telecommunications and television markets. The original total loan commitment was $1.9 million and $750,000 was drawn at the end of fiscal year 2005. During the first quarter of fiscal 2006, the total loan commitment was increased to $2.4 million, and Casa drew down the remaining $1.7 million. In July 2005, SeaChange invested $8.2 million, representing a 19.8% ownership interest in Casa. A portion of the purchase price was satisfied by SeaChange’s surrender and cancellation of the Secured Loan Agreement with Casa for $2.5 million in principal and accrued interest outstanding. The remainder of the purchase price was paid in cash. The investment is represented by shares of convertible preferred stock, and the shares are convertible at SeaChange’s option into shares of Casa’s common stock on a one-to-one basis. The convertible preferred stock accrues dividends at the rate per annum of $0.3832 per share and the payment of the cumulative accruing dividends must be declared by the Board of Directors of Casa. At the time of the investment, SeaChange also entered into agreements with Casa, its stockholders and its optionholders which grant SeaChange the right of first refusal on the issuance of additional shares of Casa securities or transfers of stock or options by holders. In addition, SeaChange has an call option exercisable until January 31, 2007 to purchase all of the outstanding stock and options not owned by SeaChange for an aggregate price of $92 million.

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

SEACHANGE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Insite One. In February 2005, SeaChange entered into a Stock Purchase Agreement with InSite One, Inc. (“InSite”), an off-site medical imaging and data services company. As part of the agreement, SeaChange invested $2.0 million for 5.9 million shares of 8% cumulative convertible preferred stock of InSite, which represents approximately 11% of the total capital stock of the Company. The preferred shares are convertible to common stock based upon defined conversion factors subject to adjustment as defined in the agreement. SeaChange accounts for this investment under the cost method of accounting. In conjunction with the Stock Purchase Agreement, SeaChange and InSite entered into a Master Purchase Agreement in which InSite agreed to purchase SeaChange video-on-demand products and services under the terms and conditions defined in the agreement. SeaChange did not record any revenues under the terms of this agreement in fiscal 2006, but expects to begin recognizing revenues in fiscal 2007.

Filmflex. In September 2005, SeaChange acquired the remaining 72.4% of outstanding capital stock of ODG that it did not own. As a result of this step acquisition of ODG, SeaChange holds a 33.3% investment in Filmflex, a company based in the United Kingdom. Filmflex was founded in 2004 by ODG, Columbia Pictures Corporation Limited and the Walt Company Limited to provide high-quality movies for use in on-demand service. Each of the investors owns 33.3% of Filmflex, and the investment agreement includes a put and call provision for the sale of ODG’s ownership percentage provided certain conditions are met. Filmflex provides its on-demand content from the libraries of Sony Pictures Television International, Sony Classics, Walt Disney Television International, Warner Brothers, Pathe, MGM, Dreamworks, Hollywood Pictures, Touchstone Pictures, Miramax Film Corporation, Buena Vista International Inc., Paramount Pictures, Columbia Pictures, TriStar, Icon and other sources. In January 2005, ODG and Filmflex executed an outsourcing services agreement in which ODG provides Filmflex with financial planning, scheduling, marketing, production and operations support services. ODG’s share of profits from this agreement in proportion to its equity ownership interest is eliminated in consolidation. SeaChange’s original investment in Filmflex reflects the historical basis of ODG’s recorded assets and liabilities; whereas, the additional investment in Filmflex that resulted from the step acquisition of ODG was recorded at its estimated fair value as of the date of the acquisition of ODG. The Company determined the fair value of Filmflex and Filmflex’s customer contracts based on the net present value of the expected future cash flows. The value of the customer contracts was recorded as an intangible asset with the balance of the Filmflex fair value recorded as goodwill.

In connection with the step acquisition of ODG, SeaChange reconsidered its investments and other contractual arrangements with Filmflex and determined that Filmflex was not a VIE and SeaChange would not be the primary beneficiary as defined by the accounting guidance of FIN No. 46R. Consequently, SeaChange accounts for this investment under the equity method of accounting. SeaChange’s proportionate share of Filmflex’s income is reported one month in arrears.

Visible World. In fiscal 2002, SeaChange entered into a Joint Development and Marketing Agreement with Visible World. The purpose of the partnership is to integrate the advertising insertion product offerings that SeaChange offers with the software technologies of Visible World, which would enable advertisers an end-to-end solution for providing target advertising to their customers. The agreement is terminable on 90-days notice given by either party. In conjunction with the arrangement, Visible World issued SeaChange a fully vested warrant to

SEACHANGE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

purchase one million shares of Series B Preferred Stock at an exercise price of $0.01 per share. The warrant expires at the earliest of a) the consummation of a qualified public offering, as defined in the agreement, by Visible World, b) the sale of Visible World, as defined in the warrant agreement and c) 10 years. Because the issuance of the warrant to SeaChange under the terms of the agreement is in exchange for services to be provided by SeaChange, the warrant is accounted for under the guidance of EITF 00-08, “Accounting by a Grantee for an Equity Instrument to be Received in Conjunction with Providing Goods or Services.” Management determined the fair value of the warrant as of the date of the grant based on available financial information using the Black-Scholes valuation model. The assumptions used in this valuation included: a fair value of Visible World stock of $0.50 per share, a weighted average volatility factor of 100%, a dividend yield of 0.0%, a risk-free interest rate of 4.22%, and an expected warrant term of 5 years. SeaChange recorded the value of the warrant of $493,000 as an investment in affiliate and deferred revenue. SeaChange is recognizing the deferred revenue over a five year period, the expected term of the services ending in the fourth quarter of fiscal year 2007.

In the third quarter of fiscal 2004, Visible World completed the first phase of a private financing in which it raised $4.6 million in exchange for preferred stock. As a result of the financing, SeaChange determined that the fair value of the warrant had declined and recorded a $313,000 charge related to the other than temporary loss on the investment. In connection with this financing, SeaChange’s warrant to purchase one million shares of Series B preferred stock of Visible World was amended to be exercisable for one million shares of common stock of Visible World; and SeaChange exercised the warrant to purchase the one million shares of Visible World common stock. SeaChange subsequently exchanged 95,517 shares of Visible World common stock for 1,192,311 shares of Series A-1 Preferred Stock. In addition, as part of Visible World’s private financing, SeaChange invested $96,000 for an additional 1,192,311 shares of Series A-1 Preferred Stock. In the fourth quarter of fiscal 2004, SeaChange and Visible World signed a revised Marketing Agreement in which SeaChange agreed to receive warrants to purchase 2.8 million shares of preferred stock of Visible World in lieu of future royalties that would have been earned by SeaChange relating to revenue earned by Visible World in accordance with an agreement between Visible World and Comcast Cable Corporation (“Comcast”). The warrants will vest over the five year term of the agreement between Visible World and Comcast. SeaChange estimated the fair value of these warrants to be $223,000 and included the amount in investments in affiliates with an offsetting amount included in deferred revenue. SeaChange will recognize the deferred revenue over a five year period, the term of the agreement. On May 5 , 2005, in conjunction with a round of additional financing, Visible World had an across the board reverse stock split in a ratio of 12.48271 to 1 which reduced the number of shares and warrants owned by SeaChange as follows: common stock from 904,483 shares to 72,459 shares; preferred stock from 2.4 million shares to 191,034 shares and warrants from 2.8 million to 225,000. This split, by itself, did not change SeaChange’s proportional ownership. As of January 31, 2006, SeaChange owned less than 5% of the common and preferred stock of Visible World and is accounting for this investment under the cost method of accounting.

SeaChange periodically reviews indicators of the fair value of its investments in affiliate companies in order to assess whether available facts or circumstances, both internally and externally, may suggest an other than temporary decline in the fair value of the investment. There was no indication of other than temporary declines in fair value as of January 31, 2006.

6.	Acquisitions

ON Demand Group Limited

On September 23, 2005, SeaChange purchased the remaining 72.4% of the outstanding capital stock of the ON Demand Group Limited (“ODG”), a company incorporated under the laws of the United Kingdom. As a result of this step acquisition, SeaChange owned 100% of ODG at January 31, 2006. ODG is a London-based aggregator of television content that provides movies and other television programming for on-demand and

SEACHANGE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

pay-per-view services throughout Europe. Since 2002, SeaChange held a 27.6% ownership interest in ODG. The step acquisition of the remaining 72.4% ownership interest will provide SeaChange with a broader range of service offerings that complement its existing video-on-demand products and services.

Under the terms of the purchase agreement, SeaChange acquired the outstanding shares in ODG it did not previously own in exchange for approximately $14.0 million in cash consideration, including transaction costs of $500,000. The agreement also provides for additional contingent consideration if ODG meets certain annual performance goals related to net income in three specified measurement periods over the period ending January 31, 2008. SeaChange may pay up to a maximum aggregate contingent consideration of $11,000,000 (based on the exchange rate in effect at January 31, 2006), including up to 50% payable in shares of SeaChange common stock, par value $0.01 per share, with the remainder payable in cash provided that these performance goals are met. The contingent consideration is comprised of three installments, each to be made annually, beginning with the year ended January 31, 2006, for annual baseline amounts of $2.2 million, $2.2 million and $4.3 million, respectively. These amounts are subject to upward and downward adjustment based on the actual net income related performance of ODG, as clarified in the agreement, during these periods, provided that the aggregate maximum contingent consideration payable is the sum of these baseline amounts plus a maximum of $2.3 million. The contingent consideration will be recorded as an additional cost of the purchase and recorded as goodwill if the performance measures are met by ODG and it becomes payable. On January 31, 2006, the first earnout measurement period ended, and the Company recorded an additional $2.8 million of goodwill to reflect the additional payment due within seventy-five business days of January 31, 2006, based on the actual performance reported by ODG.

As a result of this purchase, SeaChange acquired a 33.3% equity investment in Filmflex. The investment agreement includes a put option for ODG and a call option for the other two investors in Filmflex for the sale of ODG’s ownership interest provided certain conditions are met. If either of these options is exercised and the sale price exceeds a certain threshold, up to twenty percent of the proceeds will be recorded as additional consideration payable for the step acquisition of ODG and recorded as goodwill.

Prior to the acquisition on September 23, 2005, SeaChange owned 27.6% of ODG and accounted for the investment under the equity method of accounting. The Company’s proportionate share of equity income (loss) in ODG was recorded two months in arrears. As a result, SeaChange’s condensed consolidated statement of operations for fiscal 2006 includes three quarters of ODG equity loss of $75,000 based upon ODG’s net loss for the nine months ended August 31, 2005.

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

The acquisition was accounted for as a step acquisition under the purchase method of accounting which requires that SeaChange’s pre-acquisition investment (27.6%) be allocated at historical cost and that the 72.4% step acquisition be allocated at fair value. Accordingly, as a wholly owned subsidiary, the financial position and results of operations of ODG have been consolidated subsequent to the acquisition date.

SEACHANGE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

During the fourth quarter of fiscal 2006, the Company completed its allocation of the purchase price to the assets acquired and liabilities assumed based upon estimates of fair values as of September 23, 2005 and the addition of the contingent consideration earned as of January 31, 2006, as follows:

(Amounts in thousands)
Consideration exchanged:
Cash payment	$13,555
Cash payment—contingent consideration obligation to be paid	2,804
Transaction costs	494

Purchase Price	16,853
Liabilities assumed	(2,508)
Cash acquired	4,706
Deferred tax liabilities	(2,019)
Estimated fair value of equity investment in Filmflex	634
Tangible assets acquired	1,375
Estimated fair value of identifiable intangible assets acquired—ODG customer contracts	1,440
Estimated fair value of identifiable intangible assets acquired—ODG trademark and completed technology	936
Estimated fair value of identifiable intangible assets acquired—Filmflex customer contracts	4,355

Goodwill	$7,934

The Company determined the fair value of the intangible assets based on the net present value of the expected future cash flows over the expected lives of the intangible assets. The following table reflects the estimated fair values of the acquired intangible assets and related estimates of useful lives:

(Amounts in thousands)	Useful Life– Economic Consumption Basis	Estimated Fair Value
Customer contracts	1-8 years	$5,795
Completed technology	4 years	648
Trademarks	5 years	288

		$6,731

Since the amortizable intangible assets are non-deductible for tax purposes, the Company recorded a deferred tax liability and goodwill in the amount of $2.0 million associated with this permanent tax difference. During the fourth quarter of fiscal 2006, the Company recorded additional goodwill for the initial earnout installment of $2.8 million payable as of January 31, 2006. SeaChange determined that the goodwill includes the value of ODG’s work force and expected synergies in global sales and marketing, especially within the European market, and in software development activities. The goodwill generated from the acquisition is not tax deductible. The acquired assets are part of the Company’s Services segment.

Pro forma results of operations are not presented as the acquisition of ODG was determined not to be significant to the Company’s consolidated financial statements.

Liberate Technologies Non-North America Business

On July 12, 2005, SeaChange acquired substantially all of the assets of Liberate Technologies’ business outside of North America. The acquisition enables SeaChange to combine Liberate’s middleware software platform with SeaChange’s digital video delivery systems and video-on-demand software applications. Under the

SEACHANGE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

terms of the agreement, SeaChange acquired certain customer contracts, patents and other intellectual property, and assumed certain liabilities related to Liberate’s business outside of North America in exchange for approximately $23.7 million in cash consideration, including transaction costs of $192,000. As part of the agreement, SeaChange cannot license or sell the purchased intellectual property in North America for a period of five years. The acquisition was accounted for under the purchase method of accounting. Accordingly, the financial position and results of operations of Liberate Technologies former non-North American business have been consolidated subsequent to the acquisition date.

The purchase price was allocated as follows:

(Amounts in thousands)	At July 12, 2005
Consideration exchanged:
Cash payment	$23,555
Transaction costs	192

Purchase price	$23,747
Liabilities assumed	(104)
Estimated fair value of tangible assets acquired	364
Estimated fair value of identifiable intangible assets acquired—customer contracts	12,800
Estimated fair value of identifiable intangible assets acquired—completed technology	1,200
Estimated fair value of identifiable intangible assets acquired—trademarks	200

Goodwill	$9,287

Company determined the fair value of the intangible assets based on the net present value of the expected future cash flows over the expected lives of the intangible assets. The following table reflects the estimated fair values of the acquired intangible assets and related estimates of useful lives:

(Amounts in thousands)	Useful Life– Economic Consumption Basis	Estimated Fair Value
Customer contracts	3-8 years	$12,800
Completed technology	6 years	1,200
Trademarks	5 years	200

		$14,200

SeaChange determined that the goodwill included the value of Liberate’s work force and expected synergies in the product development and marketing of product offerings. The acquired assets are part of the Company’s Broadband segment. The goodwill is not tax deductible.

The following pro forma revenue, net (loss) income and (loss) earnings per share for years ended January 31, 2006 and 2005, give effect to the merger of SeaChange and Liberate Technologies’ non-North American business as if it occurred on February 1, 2004:

(Amounts in thousands)	January 31, 2006	January 31, 2005
Pro forma revenues	$126,992	$163,399
Pro forma net (loss) income	$(17,312)	$5,632
Pro forma (loss) earnings per share:
Basic	$(0.61)	$0.20
Diluted	$(0.61)	$0.19

SEACHANGE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

ZQ Interactive, Ltd.

On May 17, 2004, SeaChange acquired all of the outstanding stock of ZQ Interactive, Ltd., a company incorporated in the British Virgin Islands with its principal office in Shanghai, China, for $2.0 million in cash. According to the terms of the purchase agreement, $1.0 million was paid to the sellers at the signing of the purchase agreement and the remaining $1.0 million is to be paid to the sellers in two equal annual installments of $500,000 on May 17, 2005 and 2006. The first $500,000 installment was paid in July 2005. The acquisition was accounted for under the purchase method of accounting. Accordingly, the financial position and results of operations of ZQ Interactive have been consolidated subsequent to the acquisition date. SeaChange allocated $56,000 of the purchase price to the acquired tangible net assets and liabilities including cash, accounts receivable, prepaid expenses and accounts payable. In addition, $520,000 of the purchase price was allocated to the acquired intellectual property. The Company determined the value of the intellectual property based on the net present value of the expected cash flows of the intellectual property over the expected life of five years. The intellectual property intangible asset will be amortized over a five year period on an accelerated basis as the assets will be consumed. The remaining purchase price of $1.6 million including acquisition costs of approximately $200,000 was determined to be goodwill, relating primarily to the assembled workforce and market synergies. The acquired assets are part of the Broadband segment. The goodwill is not deductible for tax purposes. Pro forma results of operations are not presented as the amounts are not material to the Company’s consolidated financial statements.

7.	Goodwill and Intangible Assets

At January 31, 2006 and 2005, the Company had goodwill of $20.4 million and $1.9 million, respectively. The changes in the carrying amount of goodwill for the years ended January 31, 2006 and 2005 are as follows:

	Broadband Segment	Service Segment	Total
	(in thousands)
Balance at January 31, 2004	$253	$—	$253
Goodwill acquired—ZQ Interactive	1,629	—	1,629
Balance at January 31, 2005	$1,882	—	$1,882
Goodwill acquired—Liberate	9,287		9,287
Goodwill related to reclassification of ODG equity method goodwill		1,276	1,276
Goodwill acquired—ODG		7,934	7,934

Balance at January 31, 2006	$11,169	$9,210	$20,379

At January 31, 2006 and 2005, the Company had recorded net intangible assets of $18.9 million and $480,000 respectively, consisting of customer contracts, patents, completed technology and trademarks.

SEACHANGE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Intangible assets, net, consisted of the following:

	Estimated Useful Life and Amortization Basis	Gross Intangible Asset	Accumulated Amortization	Net Intangible Asset
		(in thousands)
January 31, 2005
Patents	2 - 4 years using straight-line basis	$5,423	$5,414	$9
Completed technology	4 - 6 years using economic consumption life basis	1,152	1,001	151
Trademarks and other	5 years using economic consumption life basis	520	200	320

		$7,095	$6,615	$480

	Estimated Useful Life and Amortization Basis	Gross Intangible Asset	Accumulated Amortization	Net Intangible Asset
		(in thousands)
January 31, 2006
Patents	2 - 4 years using straight-line basis	$5,423	$5,423	$—
Customer contracts	1 - 8 years using economic consumption life basis	18,594	1,948	16,646
Completed technology	4 - 6 years using economic consumption life basis	2,999	1,343	1,656
Trademarks and other	5 years using economic consumption life basis	1,008	406	602

		$28,024	$9,120	$18,904

Amortization expense for intangible assets was $2.5 million, $1.3 million and $1.6 million for the years ended January 31, 2006, 2005 and 2004, respectively. Amortization expense is estimated to be approximately $6.3 million in fiscal 2007, $3.5 million in fiscal 2008, $2.7 million in fiscal 2009, $2.7 million in fiscal 2010, $1.7 million in fiscal 2011 and $1.0 million in fiscal 2012.

8.	Lines of Credit and Long-Term Bank Debt

In the third quarter of fiscal year 2002, SeaChange entered into a $10.0 million revolving line of credit with Citizens Bank (a subsidiary of The Royal Bank of Scotland Group plc) that expired in October 2003. In the fourth quarter of fiscal 2004, the Company renewed the revolving line of credit with Citizens Bank (a subsidiary of the Royal Bank of Scotland Group plc) for a two year period, ending December 1, 2005, and increased the committed amount from $10.0 million to $15.0 million. Loans made under this revolving line of credit bear interest at a rate per annum equal to the bank’s prime rate, 7.5% on January 31, 2006. Borrowings under this line of credit are collateralized by substantially all of SeaChange’s assets. In the period ending January 31, 2006, the existing revolving credit line was extended through April 28, 2006. As of January 31, 2006, SeaChange had no borrowings outstanding under this revolving line of credit. The loan agreement requires that SeaChange provide Citizens Bank with certain periodic financial reports and comply with certain financial ratios including a minimum level of earnings before interest, taxes and depreciation and amortization on a trailing twelve month basis when amounts are outstanding under the loan agreement. As of January 31, 2006, the Company was not in compliance with the financial covenants but received a limited waiver from the bank for the quarter ending January 31, 2006.

SEACHANGE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9.	Income Taxes

The components of income (loss) before income taxes are as follows:

	Year ended January 31,
	2006	2005	2004
Domestic	$(18,542,000)	$13,177,000	$8,450,000
Foreign	3,245,000	(39,000)	280,000

	$(15,297,000)	$13,138,000	$8,730,000

The components of the income tax expense (benefit) are as follows:

	Year ended January 31,
	2006	2005	2004
Current expense (benefit):
Federal	$(3,380,000)	$2,467,000	$2,052,000
State	—	490,000	843,000
Foreign	439,000	243,000	225,000

	(2,941,000)	3,200,000	3,120,000

Deferred expense (benefit):
Federal	—	—	49,000
State	—	—	—
Foreign	—	—	—

	—	—	49,000

	$(2,941,000)	$3,200,000	$3,169,000

The components of deferred income taxes are as follows:

	January 31, 2006	January 31, 2005
Deferred tax assets:
Inventories	$1,902,000	$1,813,000
Allowance for doubtful accounts	155,000	249,000
Deferred revenue	1,824,000	1,540,000
Accrued litigation reserve	3,648,000	3,575,000
Accrued expenses	342,000	258,000
Capitalized intangible costs	1,591,000	1,715,000
Various tax credit carryforwards—federal and state	3,122,000	864,000
State net operating loss carryforwards	466,000	13,000
Foreign net operating loss carryforwards	359,000	354,000
Acquired net operating loss carryforwards and basis differences	3,361,000	3,361,000
Other	112,000	—

Deferred tax assets	16,882,000	13,742,000
Less: Valuation allowance	(15,423,000)	(11,496,000)

Net deferred tax assets	1,459,000	2,246,000
Deferred tax liabilities:
Property and equipment	1,371,000	2,245,000
Intangible assets	1,912,000	1,000

Deferred tax liabilities	3,283,000	2,246,000

Total net deferred tax liabilities	$1,824,000	$—

SEACHANGE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SeaChange reviews quarterly the adequacy of the valuation allowance for deferred tax assets. At January 31, 2006, the Company provided a valuation allowance for the full amount of net deferred tax assets recorded in the United States due to the uncertainty of realization of those assets as a result of the current fiscal year’s pre-tax losses and uncertainties related to our ability to generate pre-tax income for fiscal 2007 and thereafter. In addition, SeaChange maintains a valuation allowance for the full amount of certain foreign tax assets.

As of January 31, 2006, the Company assessed the need for a valuation allowance based on all available evidence and, as a result, maintained a full valuation allowance against the U.S. deferred tax assets primarily due to the significant pre-tax loss that was recorded in fiscal 2006 and the significant ongoing uncertainties surrounding the ability of the U.S. entity, SeaChange International, Inc., to generate pre-tax income for fiscal 2007 and thereafter. The significant uncertainties surrounding the ability of the U.S. entity to generate pre-tax income in future years includes the timing and magnitude of orders from new customers located primarily outside the United States and from the existing world-wide base. In addition, there may continue to be pricing pressures and competitive new products from existing competitors across all product lines. Revenues for fiscal year 2007 are also dependent upon the timely introduction and customer acceptance of new products within each of the product families. If SeaChange generates sufficient pre-tax income in the future, some portion or all of the valuation allowance could be reversed and a corresponding increase in net income would be reported in future periods.

At January 31, 2006, the Company has indefinitely reinvested $1.2 million of the cumulative undistributed earnings of certain foreign subsidiaries. Such earnings would be subject to U.S. taxes if repatriated to the U.S. Through January 31, 2006, the Company has not provided deferred income taxes on the undistributed earnings of its foreign subsidiaries because such earnings were intended to be permanently reinvested outside the U.S. Determination of the potential deferred income tax liability on these undistributed earnings in not practicable because such liability, if any, is dependent on circumstances existing if and when remittance occurs.

At January 31, 2006, SeaChange had state net operating loss carryforwards of $13.7 million, which expire at various dates through 2026. Utilization of these net operating loss carryforwards may be limited pursuant to provisions of the respective local jurisdiction.

At January 31, 2006, SeaChange had federal and state research and development credit carryforwards of $2.1 million and $589,000, respectively and state investment tax credit carryforwards of $161,000. The federal credit carryforwards will expire at various dates through 2026 if not utilized, while certain state credit carryforwards will expire at various dates through 2021 if not utilized and certain other state credit carryforwards may be carried forward indefinitely. Utilization of these credit carryforwards may be limited pursuant to provisions of the respective local jurisdiction.

The income tax expense (benefit) computed using the federal statutory income tax rate differs from SeaChange’s effective tax rate primarily due to the following:

	Year ended January 31,
	2006	2005	2004
Statutory U.S. federal tax rate	$(5,354,000)	$4,650,000	$2,968,000
State taxes, net of federal tax benefits	(516,000)	594,000	408,000
Change in valuation allowance on U.S. net deferred tax assets	4,444,000	(2,927,000)	354,000
Other	448,000	195,000	(22,000)
Alternative Minimum tax	—	638,000	—
Research and development tax credits	(2,332,000)	(122,000)	(670,000)
Foreign tax rate differential	369,000	172,000	131,000

	$(2,941,000)	$3,200,000	$3,169,000

SEACHANGE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SeaChange’s effective tax rate was (19%), 24% and 36% in the years ended January 31, 2006, 2005 and 2004, respectively. For the fiscal year 2006, SeaChange’s income tax benefit was primarily attributable to operating losses generated during the current fiscal year that are expected to be carried back to recover taxes paid in prior years. Included in income tax expense for fiscal year 2005 was a $2.1 million benefit primarily related to the implementation of a tax law change relating to the tax treatment of deferred revenues which resulted in the realization of a deferred tax asset and a corresponding valuation allowance release as SeaChange began to follow that same method for both book and tax purposes for recognizing revenue for maintenance service contracts.

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

Reserved Shares

At January 31, 2006, SeaChange had 7,496,174 shares of common stock reserved for issuance upon the exercise of common stock options and the purchase of stock under the Employee Stock Purchase Plan.

11.	Stock Plans

Employee Stock Purchase Plan

In September 1996, SeaChange’s Board of Directors adopted and the stockholders approved an employee stock purchase plan (the “Stock Purchase Plan”), effective January 1, 1997 and amended on July 17, 2002 and July 16, 2003, which provides for the issuance of a maximum of 1,100,000 shares of common stock to participating employees who meet eligibility requirements. Employees who would immediately after the grant own 5% or more of the total combined voting power or value of SeaChange’s stock and directors who are not employees of SeaChange may not participate in the Stock Purchase Plan. The purchase price of the stock is 85% of the lesser of the average market price of the common stock on the first or last business day of each six-month plan period. During the fiscal years ended January 31, 2006, 2005 and 2004, 203,972, 107,579 and 152,433 shares of common stock, respectively, were issued under the Stock Purchase Plan. As of January 31, 2006, 112,213 shares are available under the Stock Purchase Plan for issuance.

2005 Equity Compensation and Incentive Plan

The 2005 Equity Compensation and Incentive Plan (the “2005 Plan”) provides for the grant of incentive stock options, nonqualified stock options, restricted stock, restricted stock units, and “other” non-stock option awards as determined by the plan administrator for the purchase of up to an aggregate of 1,500,000 shares of SeaChange’s common stock (but not greater than two percent of the aggregate per fiscal year) by officers, employees, consultants and directors of SeaChange. The Board of Directors is responsible for administration of the 2005 Plan and determining the term of each award, award exercise price, number of shares for which each award is granted and the rate at which each award is exercisable. All awards generally vest ratably over three years.

SEACHANGE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Option awards may be granted to employees at an exercise price per share of not less than a 100% the fair market value per common share on the date of the grant (not less than 110% for an incentive stock option granted to a 10% or more stockholder). SeaChange may not grant an employee incentive stock options with a fair value in excess of $100,000 that are initially exercisable during any one calendar year. Restricted stock, restricted stock units and other equity-based non-stock option awards may be granted to any officer, employee, director or consultant at an exercise price per share as determined by SeaChange’s Board of Directors. No more than twenty-five percent (375,000 shares) of the total authorized shares under the 2005 Plan may be used for grants of restricted stock, restricted stock units or other non-stock option awards.

Awards granted under the 2005 Plan generally expire seven years from the date of the grant (five years for incentive stock options granted to holders of more than 10% of SeaChange’s voting stock). As of January 31, 2006, 832,104 options or shares were available for grant under the 2005 Plan.

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

Options granted under the 1995 Stock Option Plan generally expire ten years from the date of the grant (five years for incentive stock options granted to holders of more than 10% of SeaChange’s voting stock). In July 2005, SeaChange’s Board of Directors terminated the 1995 Stock Option Plan and began granting stock options under the Company’s 2005 Plan. As of January 31, 2006, no options were available for grant under the 1995 Stock Option Plan.

On January 26, 2006, the Company accelerated the vesting of certain unvested stock options with exercise prices equal to or greater than $9.00 per share that were previously awarded to its employees, including its executive officers and non-employee directors, under the Company’s 1995 Stock Option Plan. Stock options equivalent to 1,354,974 shares of the Company’s common stock, including an aggregate of 243,821 options held by executive officers and directors are subject to this acceleration. Each director and executive officer has entered into a lock-up agreement that provides that the director or executive officers will refrain from selling the shares of common stock acquired upon the exercise of the accelerated options until the date on which the exercise would have been permitted under the option’s pre-acceleration vesting terms or, if earlier, the person’s last day of employment with or service to the Company or upon an acquisition of the Company, as defined in the 1995 Stock Option Plan. The acceleration of vesting became effective for stock options outstanding as of January 26, 2006.

The decision to accelerate the vesting of these options was made primarily to reduce non-cash compensation expense that would have been recorded in future periods following the Company’s adoption of SFAS 123(R) on

SEACHANGE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

February 1, 2006. The Company’s aggregate expense that will not be recorded as a result of the acceleration of the vesting of these options is approximately $6.9 million, based on all outstanding options continuing to vest under their original, pre-acceleration vesting terms.

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

Transactions under the 2005 Plan, 1995 Stock Option Plan and the Director Option Plan during the years ended January 31, 2006, 2005 and 2004 are summarized as follows:

	Fiscal Year ended January 31, 2006		Fiscal Year ended January 31, 2005		Fiscal Year ended January 31, 2004
	Shares	Weighted average exercise price	Shares	Weighted average exercise price	Shares	Weighted average exercise price
Outstanding at beginning of period	6,046,258	$15.78	5,548,346	$15.47	4,762,161	$16.32
Granted	1,017,496	7.72	1,470,812	14.98	1,411,535	10.78
Exercised	(73,124)	5.00	(562,528)	8.06	(319,931)	6.85
Cancelled	(438,774)	15.30	(410,372)	19.23	(305,419)	15.51

Outstanding at end of period	6,551,857	$14.68	6,046,258	$15.78	5,548,346	$15.47

Options exercisable at end of period	5,495,405		3,071,694		2,586,792
Weighted average fair value of options granted during the period		$6.27		$11.32		$9.04

SEACHANGE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes information about employee and director stock options outstanding at January 31, 2006:

	Options outstanding at January 31, 2006			Options exercisable at January 31, 2006
	Number outstanding	Weighted average remaining contractual life (years)	Weighted average exercise price	Number exercisable	Weighted average exercise price
Range of exercise prices
$ 0.01 to 6.05	713,292	5.32	$4.61	517,905	$5.25
6.10 to 6.88	665,955	8.72	6.67	152,889	6.25
6.93 to 8.42	657,274	7.19	7.39	309,275	7.29
9.87 to 12.21	765,751	7.43	11.18	765,751	11.18
12.28 to 13.76	729,501	7.42	13.54	729,501	13.54
14.12 to 15.59	666,077	7.44	15.01	666,077	15.01
15.62 to 17.39	670,216	7.43	16.53	670,216	16.53
17.56 to 22.63	231,627	7.28	19.51	231,627	19.51
23.31 to 23.31	658,270	7.21	23.31	658,270	23.31
24.10 to 39.13	793,894	7.43	30.51	793,894	30.51

	6,551,857	7.28	$14.68	5,495,405	$16.30

12.	Commitments and Contingencies

SeaChange leases certain of its operating facilities and certain office equipment under non-cancelable capital and operating leases, which expire at various dates through 2008. Rental expense under operating leases was $1,831,000, $1,384,000 and $1,374,000 for the years ended January 31, 2006, 2005 and 2004, respectively. Future commitments under minimum lease payments as of January 31, 2006 are as follows:

Operating
Fiscal Year ended January 31, 2007	$499,000
2008	372,000
2009	80,000

Minimum lease payments	$951,000

SeaChange has non-cancellable purchase commitments for its inventories of approximately $5.6 million at January 31, 2006. In addition, SeaChange has a contingent consideration commitment to the former shareholders of ODG for approximately $11.0 million based on performance of the ODG business through January 31, 2008. In addition, under the terms of the Filmflex agreement among the studios and ODG, SeaChange could have a contingent consideration to the former shareholders of ODG if the studios exercise their option to acquire the portion of Filmflex owned by ODG

Litigation Regarding SeaChange Patent No. 5,862,312

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

SEACHANGE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

On April 7, 2004, the District Court issued its Memorandum Opinion which sets forth its reasoning for the September 30, 2002 order. On April 29, 2004, the District Court entered a judgment denying nCube’s claim that the ‘312 patent is invalid. On May 5, 2004, nCube filed a notice of appeal purporting to appeal from the District Court’s April 29, 2004 judgment. On June 29, 2005, the United States Court of Appeals for the Federal Circuit issued its decision on the appeal. The decision reversed the September 2000 finding by the United States District Court of Delaware that nCube’s MediaCube-4 product infringed SeaChange’s ‘312 patent, and remanded certain issues back to the District Court. No costs or awards were granted to either SeaChange or nCube. The parties have agreed to a stipulated dismissal of all remaining issues in this matter, without prejudice. Proceedings in the case are complete.

On March 26, 2002, nCube Corp. filed a complaint against SeaChange in the United States District Court for the District of Delaware seeking a declaratory judgment that its redesigned MediaCube-4 product does not infringe U.S. Patent No. 5,862,312 held by SeaChange. The complaint also alleges that nCube has been damaged by a certain statement made by SeaChange’s Chief Executive Officer during a public conference call to discuss SeaChange’s earnings on March 5, 2002. nCube is seeking a public retraction of the statement and damages in an unspecified amount. On April 15, 2002, SeaChange moved to dismiss all claims on the grounds that the patent-related issues are currently pending before the Court in the lawsuit previously filed by SeaChange, and the district court lacks jurisdiction over the remaining claims. On June 25, 2002, the district court stayed that action pending resolution of the appeal in the previously filed lawsuit. The parties have now agreed to a stipulated dismissal of all remaining issues in this matter, without prejudice. Proceedings in the case will now be complete.

Litigation Regarding nCube Patent No. 5,805,804

On January 8, 2001, nCube Corp. filed a complaint against SeaChange in the United States District Court for the District of Delaware alleging that SeaChange’s use of SeaChange’s MediaCluster, MediaExpress and Media Server technology each infringe Patent No. 5,805,804 held by nCube (“`804”). In instituting the claim, nCube sought both an injunction and monetary damages. On May 29, 2002, the jury rendered a verdict that SeaChange infringed the nCube `804 patent. The jury determined a reasonable royalty rate of 7% on sales of allegedly infringing video-on-demand products. The jury also determined that damages through January 31, 2002 amounted to approximately $2.0 million and that SeaChange’s infringement was willful. In accordance with Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies,” (“SFAS No. 5”) SeaChange recorded certain charges to reflect this unfavorable jury verdict against SeaChange in the first quarter of fiscal 2003. The charges recorded totaled $14.4 million and included provisions for estimated damages of $2.8 million and treble damages of $5.6 million related to the shipments of the accused video-on-demand systems through April 30, 2002, legal fees of $3.6 million incurred by SeaChange in defense of this patent, including $1.5 million of deferred legal costs included in other assets as of January 31, 2002, and estimated nCube legal fees of $2.0 million, and accrued interest on total damages of $418,000.

SEACHANGE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

During fiscal 2006 the stay in the appeal was lifted, and the appeal went forward. Oral arguments were held at the Federal Circuit Court of Appeals on September 7, 2005, and a decision was issued on January 9, 2006. The Federal Circuit, in a 2-1 split decision, affirmed the May 2002 jury verdict. The damages awarded in the previous decision were also affirmed. On January 23, 2006 SeaChange filed a Combined Petition for Panel Rehearing and Rehearing en Banc with the Federal Circuit Court. The Petition was denied on March 1, 2006. The United States Court of Appeals for the Federal Circuit issued its mandate regarding this case on March 8, 2006. On April 6, 2006, the United States District Court for the District of Delaware entered orders for (1) a permanent injunction barring SeaChange from making, using, selling or offering to sell within the United States or importing into the United States the SeaChange Interactive Television System that was found by the jury and adjudged to infringe the adjudicated claims of the ‘804 patent and (2) damages, attorneys’ fees, costs and interest of $8.0 million as of March 17, 2006. Our reserve has been adjusted to fully cover these costs. We expect to make full payment to settle this liability in the quarter ending April 30, 2006. After the original court decision, SeaChange did not ship any of its Interactive Television Systems until it had implemented a revised version which it believes does not infringe the nCube ‘804 patent. Therefore, SeaChange believes that the injunction will not have an impact on SeaChange’s ability to ship product or meet customer demands.

SEACHANGE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following is a summary of the accrued litigation reserve through January 31, 2006:

Estimated damages on the accused video-on-demand shipments through April 30, 2002	$2,787,000
Estimated treble damages on the accused video-on-demand shipments through April 30, 2002	5,574,000
Estimated legal fees (including write-off of capitalized legal costs and nCube legal fees)	5,621,000
Accrued interest on estimated damages and treble damages through April 30, 2002	418,000

Total charges recorded as of April 30, 2002	14,400,000
Additional accrued interest on estimated damages and treble damages through January 31, 2003	261,000
Adjustment to litigation reserve based on March 31, 2003 court order and April 8, 2003 court filing	(3,537,000)
Legal expenses paid through January 31, 2003	(3,621,000)

Accrued litigation reserve as of January 31, 2003	7,503,000
Additional accrued interest on estimated damages and treble damages through January 31, 2004	101,000

Accrued litigation reserve as of January 31, 2004	7,604,000
Additional accrued interest on estimated damages and treble damages through January 31, 2005	77,000

Accrued litigation reserve as of January 31, 2005	7,681,000
Additional accrued interest on estimated damages and treble damages through January 31, 2006 (as of SeaChange’s March 14, 2006 earnings press release)	96,000
Additional accrued interest on estimated damages and treble damages through January 31, 2006 (recorded subsequent to SeaChange’s March 14, 2006 earnings press release)	209,000

Accrued litigation reserve as of January 31, 2006	$7,986,000

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

SEACHANGE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SeaChange enters into agreements in the ordinary course of business with customers, resellers, distributors, integrators and suppliers. Most of these agreements require SeaChange to defend and/or indemnify the other party against intellectual property infringement claims brought by a third party with respect to SeaChange’s products. From time to time, SeaChange also indemnifies customers and business partners for damages, losses and liabilities they may suffer or incur relating to personal injury, personal property damage, product liability, and environmental claims relating to the use of SeaChange’s products and services or resulting from the acts or omissions of SeaChange, its employees, authorized agents or subcontractors. For example, in a letter dated May 16, 2005 from Cablevision Systems Corp., in a letter dated May 19, 2005 from Time Warner Cable, Inc., and in a letter dated July 22, 2005 from Insight Communications Company, Inc., all SeaChange customers, SeaChange was notified that each party was served on May 3, 2005, April 25, 2005 and April 26, 2005 respectively with a complaint by Acacia Media Technologies, Corp. for allegedly infringing U.S. Patent Nos.: 5,132,992; 5,253,275; 5,550,863; and 6,144,702 by providing broadcast video and video-on-demand services to end user customers. These customers have requested SeaChange’s support under its indemnification obligations. SeaChange continues to review its potential obligations under its indemnification agreements with these customers, in view of the claims by Acacia and the indemnity obligations to these customers from other vendors that also provided equipment and services to these customers.

SeaChange warrants that its products, including software products, will substantially perform in accordance with its standard published specifications in effect at the time of delivery. Most warranties have at least a one year duration that generally commence upon installation. In addition, SeaChange provides maintenance support to all customers and therefore allocates a portion of the product purchase price to the initial warranty period and recognizes revenue on a straight line basis over that warranty period related to both the warranty obligation and the maintenance support agreement. When SeaChange receives revenue for extended warranties beyond the standard duration, it is deferred and recognized on a straight line basis over the contract period. Related costs are expensed as incurred. As of January 31, 2006 and January 31, 2005, SeaChange had revenue deferrals related to initial and extended warranties of $16.5 million and $18.5 million, respectively.

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

SeaChange sponsors a 401(k) retirement savings plan (the “Plan”). Participation in the Plan is available to full-time employees who meet eligibility requirements. Eligible employees may contribute up to 25% of their annual salary, subject to certain limitations. SeaChange matches contributions up to 25% of the first 6% of compensation contributed by the employee to the Plan. During the fiscal years ended January 31, 2006, 2005 and 2004, SeaChange contributed $451,000, $439,000 and $380,000, respectively, to the Plan.

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

SEACHANGE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

In the third quarter of fiscal 2005, SeaChange issued Comcast the remaining 433,878 incentive common stock purchase warrants. The original estimate of the value of the warrants was based on management’s determination that Comcast earned the incentive common stock warrants when SeaChange’s video-on-demand equipment was delivered to Comcast and SeaChange recorded the revenue. SeaChange agreed to revise the number of incentive common stock purchase warrants that were earned and issuable as of each of the determination dates. As a result of this revised agreement, SeaChange determined that the value of the incentive common stock purchase warrants was lower than the amount that was previously recorded, which resulted in a $1.1 million reduction in the accrual estimate and an increase in product revenues in the accompanying income statement.

During the fiscal years ended January 31, 2006, 2005, and 2004, SeaChange recorded $0 million, $0 million and $3.8 million, respectively, as an offset to gross product revenue, which represented the amortization of the deferred equity discount related to the first one million subscribers and the estimated fair value of the additional incentive common stock purchase warrants earned by Comcast based on the number of cable subscribers in excess of the first one million subscribers that will be served by SeaChange equipment. At January 31, 2006, SeaChange has no remaining obligations related to the Comcast equity investment.

Schedule II

SEACHANGE INTERNATIONAL, INC.

VALUATION OF QUALIFYING ACCOUNTS AND RESERVES

	Balance at beginning of period	Charged to costs and expenses	Deductions and write-offs	Recovery	Balance at end of period
Accounts Receivable Allowance:
Year ended January 31, 2004	$1,437,000	$350,000	$(240,000)	$(350,000)	$1,197,000
Year ended January 31, 2005	$1,197,000	$200,000	$(434,000)	$(314,000)	$649,000
Year ended January 31, 2006	$649,000	$100,000	$(154,000)	$(190,000)	$405,000

Recovery represents amounts collected from customers whose accounts receivable balances had previously been reserved.

	Balance at beginning of period	Additions		Deletions		Adjustments	Balance at end of period
Deferred Tax Asset Valuation Allowance:
Year ended January 31, 2004	$14,519,000	$			$(66,500)	$	$14,452,500
Year ended January 31, 2005	$14,452,500	$			$(2,956,500)	$	$11,496,000
Year ended January 31, 2006	$11,496,000		$3,927,000	$		$	$15,423,000