Form 10-Q
period 2006-04-30
SEACHANGE INTERNATIONAL INC
filed 2006-06-09
CIK 1019671

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    YES  ☐    NO  ☒

The number of shares outstanding of the registrant’s Common Stock on June 7, 2006 was 28,624,900.

SEACHANGE INTERNATIONAL, INC.

PART I – FINANCIAL INFORMATION

ITEM 1. Financial Statements

SEACHANGE INTERNATIONAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	April 30, 2006	January 31, 2006
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$24,169	$21,594
Restricted cash	500	500
Marketable securities	8,672	14,596
Accounts receivable, net of allowance for doubtful accounts of $457 at April 30, 2006 and $405 at January 31, 2006	26,101	30,109
Unbilled receivables	4,190	4,363
Inventories	21,286	19,299
Income taxes receivable	2,781	2,781
Prepaid expenses and other current assets	3,460	4,594

Total current assets	91,159	97,836
Property and equipment, net	30,173	27,191
Marketable securities	19,230	24,689
Investments in affiliates	12,945	12,812
Intangible assets, net	17,333	18,904
Goodwill	20,394	20,379
Other assets	5,297	5,363

	$196,531	$207,174

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$13,288	$10,016
Income taxes payable	1,144	2,843
Accrued litigation reserve	—	7,986
Other accrued expenses	8,125	8,408
Customer deposits	2,441	2,170
Deferred revenues	19,164	20,045
Deferred tax liabilities	496	556

Total current liabilities	44,658	52,024
Deferred tax liabilities, long-term	1,273	1,353

Total liabilities	45,931	53,377

Commitments and contingencies (Note 11)
Stockholders’ equity:
Convertible preferred stock, 5,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized; 28,489,192 and 28,451,930 shares issued and outstanding at April 30, 2006 and January 31, 2006, respectively	285	285
Additional paid-in capital	177,269	176,238
Accumulated deficit	(26,619)	(22,264)
Accumulated other comprehensive loss	(335)	(462)

Total stockholders’ equity	150,600	153,797

	$196,531	$207,174

The accompanying notes are an integral part of these condensed consolidated financial statements.

SEACHANGE INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Three months ended
	April 30, 2006	April 30, 2005
	(unaudited)
Revenues:
Hardware, software and systems	$18,031	$20,067
Services	15,210	11,445

	33,241	31,512

Cost of revenues:
Hardware, software and systems	9,516	11,523
Services	8,344	6,481

	17,860	18,004

Gross profit	15,381	13,508

Operating expenses:
Research and development	10,207	7,880
Selling and marketing	5,217	5,006
General and administrative	4,624	2,613
Amortization of intangibles	1,410	59

	21,458	15,558

Loss from operations	(6,077)	(2,050)
Interest income	393	568
Interest expense	(9)	(7)

Loss before income taxes and equity income in earnings of affiliates	(5,693)	(1,489)
Income tax benefit	(1,188)	(581)
Equity income in earnings of affiliates	150	330

Net loss	$(4,355)	$(578)

Basic loss per share	$(0.15)	$(0.02)
Diluted loss per share	$(0.15)	$(0.02)
Weighted average common shares outstanding:
Basic	28,468	28,179
Diluted	28,468	28,179

The accompanying notes are an integral part of these condensed consolidated financial statements.

SEACHANGE INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

(in thousands)

	Three months ended
	April 30, 2006	April 30, 2005
	(unaudited)
Cash flows from operating activities:
Net loss	$(4,355)	$(578)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	1,727	1,600
Amortization of intangibles	1,571	59
Inventory valuation charge	122	95
Accounts receivable reserve provision (reversal)	103	(190)
Amortization of premiums on marketable securities	17	112
Equity income in earnings of affiliates	(150)	(330)
Stock-based compensation	848	—
Changes in operating assets and liabilities:
Accounts receivable	3,905	(4,512)
Unbilled receivables	173	(13)
Inventories	(3,338)	(4,319)
Income taxes receivable	—	131
Prepaid expenses and other assets	1,115	(3,545)
Accounts payable	3,272	1,322
Income taxes payable	(1,699)	(613)
Accrued expenses	(283)	1,024
Accrued litigation reserve	(7,986)	24
Customer deposits	271	101
Deferred revenues	(881)	(1,321)
Other	(147)	—

Net cash used in operating activities	(5,715)	(10,953)

Cash flows from investing activities:
Purchases of property and equipment	(3,378)	(974)
Purchases of marketable securities	(6,789)	(5,053)
Proceeds from sale and maturity of marketable securities	18,150	5,007
Acquisition of business	(15)	—
Investments in affiliates	—	(2,500)
Loan to affiliate	—	(1,650)

Net cash provided by (used in) investing activities	7,968	(5,170)

Cash flows from financing activities:
Repayment of obligations under capital lease	—	(104)
Proceeds from issuance of common stock	183	55

Net cash provided by (used in) financing activities	183	(49)

Effect of exchange rates on cash	139	—

Net increase (decrease) in cash and cash equivalents	2,575	(16,172)
Cash and cash equivalents, beginning of period	21,594	93,561

Cash and cash equivalents, end of period	$24,169	$77,389

Supplemental disclosure of noncash activities:
Transfer of items originally classified as equipment to inventories	$—	$3
Transfer of items originally classified as inventories to equipment	$1 ,229	$831

The accompanying notes are an integral part of these condensed consolidated financial statements.

SEACHANGE INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of SeaChange International, Inc. and its subsidiaries (“SeaChange” or the “Company”). SeaChange believes that the unaudited condensed consolidated financial statements reflect all adjustments (consisting of only normal recurring adjustments), necessary for a fair statement of SeaChange’s financial position, results of operations and cash flows at the dates and for the periods indicated. The results of operations for the periods presented are not necessarily indicative of results expected for the full fiscal year or any other future periods. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes for the year ended January 31, 2006, included in SeaChange’s Annual Report on Form 10-K for such fiscal year. The balance sheet at January 31, 2006 was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. Certain reclassifications have been made to conform the prior period amounts to the current period presentation, including the reclassification of amortization expense related to acquired intangible assets (previously presented as a part of the general and administrative, marketing and sales expense lines) to a separate line within operating expenses on the Consolidated Statements of Operations for the three months ended April 30, 2005. The reclassifications had no impact on the Company’s results of operations or financial position.

2. Revenue Recognition and Allowance for Doubtful Accounts

Revenues from sales of hardware, software and systems that do not require significant modification or customization of the underlying software are recognized when title and risk of loss has passed to the customer, there is evidence of an arrangement, fees are fixed or determinable and collection of the related receivable is considered probable. Revenues from installation, project management, video-on-demand services and training are recognized as these services are performed. Revenue from product maintenance and technical support is deferred and recognized ratably over the period of the related agreements. Customers are billed for installation, training, project management and product maintenance and technical support at the time of the product sale. Revenue from software development contracts that include significant modification or customization, including software product enhancements, is recognized on the efforts expended in relation to the overall efforts for the project to the extent billable under the sales agreement. Efforts are measured based on the time expected to be incurred. For contracts, where some level of profit is assured but we are only able to estimate ranges of amounts of total contract revenue and total contract cost, we use the lowest probable level of profits in accounting for the contract revenues and costs. Shipping and handling costs and other out-of-pocket expenses reimbursed by customers are included in revenues and cost of revenues. Our share of intercompany profits associated with sales and services provided to affiliated companies are eliminated in consolidation in proportion to our equity ownership.

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

SEACHANGE INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

collateral. For some international customers, the Company requires an irrevocable letter of credit to be issued by the customer before the purchase order is accepted. The Company bases its allowances for doubtful accounts on historical collections and write-off experience, current trends, credit assessments, and other analysis of specific customer situations.

3. Stock-Based Compensation and Stock Incentive Plans

Effective February 1, 2006, SeaChange adopted on a modified prospective basis the provisions of the Financial Accounting Standards Board’s Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment (Revised 2004),” (“FAS No. 123(R)”) which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including employee stock options, restricted stock units and employee stock purchases related to SeaChange’s Employee Stock Purchase Plan (“ESPP”) based on estimated fair values. Accordingly, stock-based compensation cost is measured at grant date, based on the fair value of the award, and is recognized as expense on a straight-line basis over the employee’s requisite service period. In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB 107”) relating to FAS No. 123(R). SeaChange has applied the provisions of SAB 107 in its adoption of FAS No. 123(R).

Impact of the Adoption of FAS No. 123(R)

SeaChange adopted FAS No. 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of February 1, 2006, the first day of SeaChange’s fiscal year 2007. Under this transition method, stock-based compensation expense recognized during the quarter ended April 30, 2006 includes: (a) ESPP awards with the offering period commencing on December 1, 2005, (b) stock options and restricted stock units granted prior to, but not yet vested as of February 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of FAS No. 123, and (c) stock options and restricted stock units granted, subsequent to February 1, 2006, based on the grant date fair value, in accordance with the provisions of FAS No. 123(R). Under the modified prospective transition method, results for prior periods are not restated.

The estimated fair value of SeaChange’s stock-based awards, less expected forfeitures, is amortized over the awards’ vesting period on a straight-line basis. The effect of recording stock-based compensation for the three month period ended April 30, 2006 was as follows:

For the Three Months Ended April 30, 2006
(Amounts in thousands, except per share amounts)
Stock-based compensation expense by type of award:
Stock options	$620
Restricted stock units	116
Employee Stock Purchase Plan	112

Total stock-based compensation	848
Less: Tax effect on stock-based compensation	—

Net effect on net loss	$848

Effect on net loss per share
Basic	$(0.03)
Diluted	$(0.03)

Effect of stock-based compensation on income by line item:
Cost of product revenue	$24
Cost of service revenue	53
Research and development expense	386
Sales and marketing expense	116
General and administrative expense	269
Provision for income taxes	—

Total effect related to stock-based compensation	$848

SEACHANGE INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

SeaChange estimates the fair value of stock options, including purchases made pursuant to options granted under the Employee Stock Purchase Plan, using the Black-Scholes valuation model. Key input assumptions used to estimate the fair value of stock options include the exercise price of the award, the expected option term, the risk-free interest rate over the option’s expected term, the expected annual dividend yield and the expected stock price volatility. The expected option term was determined using the “simplified” method for “plain vanilla” options as allowed by Staff Accounting Bulletin (“SAB”) No. 107. For the expected stock price volatility, SeaChange used the historical volatility of SeaChange’s common stock over a period of time equal to the expected term of the stock options, excluding the Company’s secondary offering, completed in January 2002. The historical stock price volatility of the secondary offering was excluded from the historical volatility used to value the stock options granted in the first quarter because a similar event is not anticipated during the expected term of the stock options granted. SeaChange believes that the valuation technique and the approach utilized to develop the underlying assumptions are appropriate in calculating the fair values of SeaChange’s stock options granted in the three months ended April 30, 2006. Estimates of fair values are not intended to predict actual future events or the value ultimately realized by the persons who receive equity awards.

The fair value of each option grant was estimated on the grant date using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Three months ended April 30, 2006
	Options		ESPP
	Range	Weighted Average
Expected life (in years)	4 - 5	4.5	0.5
Expected volatility	66.6% - 66.0%	66.5%	47.0%
Risk-free interest rate	4.5% - 4.8%	4.5%	4.2%
Expected dividend yield	N/A	N/A	N/A

Pro Forma Information Under SFAS 123 and APB 25

Prior to February 1, 2006, SeaChange accounted for its stock plans under the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations (“APB 25”) and provided pro forma footnote disclosures as though the fair value method under SFAS No. 123, “Accounting for Stock-Based Compensation,” (“SFAS 123”), as amended by SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure, An Amendment of SFAS No. 123”, was followed.

The fair value of SeaChange’s stock options issued prior to the adoption of FAS No. 123(R) was estimated using the Black-Scholes option valuation model. The model requires the input of subjective assumptions, including expected stock price volatility and the estimated life of each award. The fair value of these stock options was estimated assuming no expected dividends and estimates of term, volatility and risk-free interest rate at the time of grant. For the expected stock price volatility, SeaChange used the historical volatility of SeaChange’s common stock.

The pro-forma information for the three months ended April 30, 2005 was as follows:

(Amounts in thousands, except share amounts)	Three months ended April 30, 2005

Net loss, as reported	$(578)
Less: Stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	1,900

Pro forma net loss	$(2,478)

Basic loss per share
As reported	$(0.02)
Pro forma	$(0.09)

Diluted loss per share
As reported	$(0.02)
Pro forma	$(0.09)

SEACHANGE INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

The fair value of SeaChange’s stock-based awards granted during the three month period ended April 30, 2005 was estimated using the following weighted-average assumptions:

Three months ended April 30, 2005
Options
Expected life (in years)	7.5 years
Expected volatility	85.0%
Risk-free interest rate	3.1%
Expected dividend yield	N/A

On January 26, 2006, the Company accelerated the vesting of certain unvested stock options with exercise prices equal to or greater than $9.00 per share previously awarded to its employees, including its executive officers and non-employee directors, under the Company’s equity compensation plans. This decision was the principal reason for the lower stock option compensation expense recorded in the quarter ending April 30, 2006 compared to the proforma expense for the quarter ending April 30, 2005.

Stock Option Plans

The 2005 Equity Compensation and Incentive Plan (the “2005 Plan”), which replaced the Company’s Amended and Restated 1995 Stock Option Plan (the “1995 Plan”), provides for the grant of incentive stock options, nonqualified stock options, restricted stock, restricted stock units, and “other” non-stock option awards as determined by the plan administrator for the purchase of up to an aggregate of 1,500,000 shares of SeaChange’s common stock (but not greater than two percent of the aggregate per fiscal year) by officers, employees, consultants and directors of SeaChange. The Board of Directors is responsible for administration of the 2005 Plan and determining the term of each award, award exercise price, number of shares for which each award is granted and the rate at which each award is exercisable.

Option awards may be granted to employees at an exercise price per share of not less than 100% of the fair market value per common share on the date of the grant (not less than 110% for an incentive stock option granted to a 10% or more stockholder). Incentive stock options may be granted only to those employees of SeaChange to the extent that the fair value of the options granted that become exercisable during any one calendar year plus previously granted incentive stock options that become exercisable in that period is less than $100,000. Restricted stock units and other equity-based non-stock option awards may be granted to any officer, employee, director or consultant at a purchase price per share as determined by SeaChange’s Board of Directors. Awards granted under the 2005 Plan generally vest over three years and expire seven years from the date of the grant (five years for incentive stock options granted to holders of more than 10% of SeaChange’s voting stock). As of April 30, 2006, there were 621,788 shares of SeaChange common stock available for grant under the 2005 Plan.

Stock options granted under the Company’s 1995 Plan generally vest ratably over four years and generally expire ten years from the date of the grant (five years for incentive stock options granted to holders of more than 10% of SeaChange’s voting stock).

The following table summarizes the stock option activity as of and for the three months ended April 30, 2006:

	Shares	Weighted average exercise price	Weighted average remaining contractual term	Aggregate Intrinsic Value
			(In years)	(In thousands)
Outstanding at January 31, 2006	6,449,857	$14.91
Granted	103,816	$9.02
Exercised	(37,262)	$4.86
Forfeited/expired/cancelled	(184,692)	$15.35

Outstanding at April 30, 2006	6,331,719	$14.86	6.75	$858,000

Options exercisable at April 30, 2006	5,361,049	$16.25	6.71	$788,000

The weighted-average grant date fair value of stock options granted during the three months ended April 30, 2006 and 2005 was $5.77 and $9.89, respectively. As of April 30, 2006, the unrecognized compensation cost related to unvested stock options was $3.1 million, excluding forfeitures. This unrecognized balance will be recognized over an estimated weighted average amortization period of 1.14 years.

SEACHANGE INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

The total intrinsic value of options exercised during the three months ended April 30, 2006 was $96,000 with intrinsic value defined as the difference between the market price on the date of exercise and the grant date price.

The following table summarizes information about employee and director stock options outstanding and exercisable as of April 30, 2006:

	Options outstanding at April 30, 2006			Options exercisable at April 30, 2006
	Number outstanding	Weighted average remaining Contractual term (years)	Weighted average exercise price	Number exercisable	Weighted average exercise price
Range of exercise prices
$ 4.00 to 6.05	574,515	4.44	$5.41	505,877	$5.33
6.10 to 6.93	661,697	6.36	6.68	170,913	6.28
7.00 to 9.19	732,005	6.55	7.62	320,758	7.28
9.87 to 12.21	747,163	7.19	11.18	747,163	11.18
12.28 to 13.76	705,677	7.17	13.54	705,677	13.54
14.12 to 15.62	864,642	7.19	15.18	864,642	15.18
15.84 to 23.31	1,265,826	7.05	20.66	1,265,826	20.66
24.10 to 34.00	718,995	7.19	29.92	718,995	29.92
35.50 to 35.50	26,400	7.19	35.50	26,400	35.50
39.13 to 39.13	34,799	7.19	39.13	34,800	39.13

	6,331,719	6.75	$14.86	5,361,049	$16.25

Restricted Stock Units

Pursuant to the 2005 Plan, SeaChange may grant restricted stock units that entitle recipients to acquire shares of Seachange’s common stock. Of the 1,500,000 shares of SeaChange’s common stock authorized for grant under the 2005 Plan, no more than twenty-five percent (375,000 shares) may be used for grants of restricted stock, restricted stock units or other non-stock option awards. Awards of restricted stock units vest in equal increments on each of the first three anniversaries of the grant of the award. Stock compensation expense associated with the restricted stock units is charged for the difference between the market value of the Company’s stock on the date of grant and the issuance price, assuming nominal forfeitures, and is amortized over the awards’ vesting period on a straight-line basis. As of April 30, 2006, there were 149,000 shares of SeaChange common stock available for grants of restricted stock, restricted stock units or other non-option awards under the 2005 Plan.

The following table summarizes the restricted stock unit activity as of and for the three months ended April 30, 2006:

	Shares	Weighted average grant date fair value
Nonvested at January 31, 2006	102,000	$8.01
Granted	124,000	$8.50
Vested	—	$—
Forfeited/expired/cancelled	—	$—

Nonvested at April 30, 2006	226,000	$8.28

As of January 31, 2006, SeaChange had unrecognized compensation cost related to unvested restricted stock units of $800,000 before estimated forfeitures. FAS 123(R) requires forfeitures to be estimated at the time of grant and revised in subsequent periods if actual forfeitures differ from those estimates. SeaChange applied an estimated forfeiture rate to the previously recorded stock compensation expense on unvested restricted stock and determined that the cumulative effect of a change in accounting principle was immaterial.

As of April 30, 2006, the unrecognized compensation cost related to unvested restricted stock units was $1.7 million before estimated forfeitures. This unrecognized balance will be recognized over an estimated weighted average amortization period of 2.7 years.

SEACHANGE INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Employee Stock Purchase Plan

The Company’s Employee Stock Purchase Plan (“ESPP”) provides for the issuance of a maximum of 1,100,000 shares of common stock to participating employees who meet eligibility requirements. (Employees who would immediately after the grant own 5% or more of the total combined voting power or value of SeaChange’s stock and directors who are not employees of SeaChange may not participate in the ESPP.) Employees of SeaChange who elect to participate in the Company’s ESPP are able to purchase common stock at the lower of 85% of the fair market value of SeaChange’s common stock on the first or last day of the applicable six-month offering period. As of April 30, 2006, there remained a total of 112,213 shares of common stock available for issuance under the ESPP.

4. Earnings (Loss) Per Share

Earnings (loss) per share is presented in accordance with SFAS No. 128, “Earnings Per Share,” (“SFAS 128”) which requires the presentation of “basic” earnings (loss) per share and “diluted” earnings (loss) per share. Basic earnings (loss) per share is computed by dividing earnings available to common shareholders by the weighted-average shares of common stock outstanding during the period. For the purposes of calculating diluted earnings (loss) per share, the denominator includes both the weighted average number of shares of common stock outstanding during the period and the weighted average number of shares of potential common stock, such as stock options, restricted stock units and warrants, calculated using the treasury stock method.

All stock options outstanding for the three months ended April 30, 2006 and 2005 were antidilutive based on the Company’s net losses. The number of options that were antidilutive at April 30, 2006 and 2005 include 6,557,719 and 6,104,680 shares, respectively, whose dilutive effect was not included in the calculation as a result of the Company’s net losses.

Below is a summary of the shares used in calculating basic and diluted income (loss) per share for the periods indicated:

	Three months ended
	April 30, 2006	April 30, 2005
Weighted average shares used in calculating earnings per share—Basic	28,468,000	28,179,000
Dilutive common stock options	—	—
Common stock warrants	—	—
Restricted common stock units	—	—

Weighted average shares used in calculating earnings per share—Diluted	28,468,000	28,179,000

5. Inventories

Inventories consist of the following:

	April 30, 2006	January 31, 2006
	(in thousands)
Components and assemblies	$14,726	$13,455
Finished products	6,560	5,844

	$21,286	$19,299

6. Comprehensive Loss

SeaChange’s comprehensive loss was as follows:

	Three months ended
	April 30, 2006	April 30, 2005
Net loss	$(4,355)	$(578)
Other comprehensive income (expense), net of tax:
Foreign currency translation adjustment, net of tax of $27 and $0, respectively	104	(1)
Unrealized loss on marketable securities, net of tax of $1 and $26, respectively	(3)	(40)

Other comprehensive (loss) income	101	(41)

Comprehensive loss	$(4,254)	$(619)

SEACHANGE INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

7. Income Taxes

For the quarter ended April 30, 2006, the Company recorded an income tax benefit of $1.2 million at an effective tax rate of 21%. The net loss generated in fiscal 2007 is expected to be carried back to recover prior year taxes paid. For the quarter ended April 30, 2005, the Company recorded an income tax benefit of $581,000 at an effective tax rate of 39%. As of April 30, 2006, the Company has maintained the full valuation allowance against its net U.S. deferred tax assets primarily due to the uncertainties related to the Company’s ability to generate sufficient pre-tax income for fiscal 2007 and thereafter. SeaChange has experienced a decline in revenues since the fourth quarter of fiscal 2005 attributable to a decline in video-on-demand systems revenues that resulted in lower gross margins and net losses in these periods. If SeaChange generates sufficient future pre-tax income, some portion or all of the valuation allowance would be reversed and a corresponding increase in net income would be reported in future periods.

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

	Three months ended
	April 30, 2006	April 30, 2005
Revenues
Broadband hardware, software and systems	$16,294	$18,221
Broadcast hardware, software and systems	1,737	1,846
Services	15,210	11,445

Total	$33,241	$31,512

Costs of revenues
Broadband hardware, software and systems	$7,860	$9,929
Broadcast hardware, software and systems	1,656	1,594
Services	8,344	6,481

Total	$17,860	$18,004

Gross profit
Broadband hardware, software and systems	$8,434	$8,292
Broadcast hardware, software and systems	81	252
Services	6,866	4,964

Total	$15,381	$13,508

SeaChange does not measure the assets allocated to the segments, other than the intangible assets and goodwill in connection with its acquisitions. The following table summarizes intangible assets and goodwill by reportable segment:

	April 30, 2006	January 31, 2006
	(in thousands)
Intangible Assets and Goodwill
Broadband	$22,603	$23,711
Services	15,124	15,572

Total	$37,727	$39,283

SEACHANGE INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

The following table summarizes revenues by geographic locations:

	Three months ended
	April 30, 2006	April 30, 2005
Revenues
United States of America	$21,513	$21,427
United Kingdom	7,968	5,174
Canada and South America	1,348	2,386
Europe and Middle East (excluding the United Kingdom)	714	938
Asia/Pacific and other international locations	1,698	1,587

Total	$33,241	$31,512

The following summarizes revenues by significant customer where such revenue exceeded 10% of total revenues for the indicated period:

	Three months ended
	April 30, 2006	April 30, 2005
Customer A	33%	33%
Customer B	18%	16%

International sales accounted for approximately 35% and 32% of total revenues in the three-month periods ended April 30, 2006 and 2005, respectively. For the three months ended April 30, 2006 and 2005, the Company’s sales were made primarily in United States dollars. Therefore, SeaChange has not experienced any material impact from fluctuations in foreign currency exchange rates on its results of operations or financial position.

At April 30, 2006, three different customers accounted for 31%, 22% and 10%, respectively, of the accounts receivable and unbilled receivables balances, and at January 31, 2006, two different customers accounted for 30% and 17%, respectively, of SeaChange’s accounts receivable and unbilled receivables balances. During the quarter ended April 30, 2006, two of SeaChange’s customers, NTL Incorporated and Telewest Global, Inc., merged, and consequently, the Company’s customer information for fiscal 2006 has been revised to reflect this merger.

9. Acquisitions

ON Demand Group Limited

On September 23, 2005, SeaChange purchased the remaining 72.4% of the outstanding capital stock of the On Demand Group Limited (“ODG”), a company incorporated under the laws of the United Kingdom. As a result of this acquisition, SeaChange owned 100% of ODG and acquired a 33.3% equity investment in Filmflex. As a wholly owned subsidiary, the financial position and results of operations of ODG have been consolidated subsequent to the acquisition date.

The purchase agreement provides for additional contingent consideration if ODG meets certain annual performance goals related to net income in three specified measurement periods over the period ending January 31, 2008. SeaChange may pay up to a maximum aggregate contingent consideration of $11,000,000 (based on the exchange rate in effect at April 30, 2006), including up to 50% payable in shares of SeaChange common stock, par value $0.01 per share, with the remainder payable in cash provided that these performance goals are met. The contingent consideration is comprised of three installments, each to be made annually, which began with the year ended January 31, 2006, for annual baseline amounts of $2.2 million, $2.2 million and $4.3 million, respectively. These amounts are subject to upward and downward adjustment based on the actual net income related performance of ODG, as clarified in the agreement, during these periods, provided that the aggregate maximum contingent consideration payable is the sum of these baseline amounts plus a maximum of $2.3 million. The contingent consideration will be recorded as an additional cost of the purchase and recorded as goodwill if the performance measures are met by ODG and it becomes payable. On January 31, 2006, the first earnout measurement period ended, and the Company recorded an additional $2.8 million of goodwill to reflect the additional payment made in May 2006, based on the actual performance of ODG. Pro forma results of operations are not presented as the acquisition of ODG was determined not to be significant to the Company’s consolidated financial statements.

SEACHANGE INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Liberate Technologies Non-North America Business

On July 12, 2005, SeaChange acquired substantially all of the assets of Liberate Technologies’ business outside of North America. The financial position and results of operations of Liberate Technologies former non-North American business have been consolidated subsequent to the acquisition date.

The Liberate acquisition was determined to be significant to the Company’s consolidated financial position. The following pro forma revenue, net loss and loss per share for three months ended April 30, 2005, give effect to the merger of SeaChange and Liberate Technologies’ non-North American business as if it occurred on February 1, 2005:

April 30, 2005
(Amounts in thousands, except per share data)
Pro forma revenues	$31,722
Pro forma net loss	$(3,477)
Pro forma loss per share:
Basic	$(0.12)
Diluted	$(0.12)

The pro forma net loss and loss per share for the period presented includes adjustments for amortization of intangibles, interest income and tax rate changes. This pro forma information does not purport to indicate the results that would have actually been obtained had the acquisition been completed on the assumed date or for the periods presented, or which may be realized in the future.

ZQ Interactive, Ltd.

On May 17, 2004, SeaChange acquired all of the outstanding stock of ZQ Interactive, Ltd., a company incorporated in the British Virgin Islands with its principal office in Shanghai, China. According to the terms of the purchase agreement, $1.0 million of the purchase price was to be paid to the sellers in two equal annual installments of $500,000 on May 17, 2005 and 2006. The Company deposited the $1 million into escrow in 2004. The first $500,000 installment was paid in July 2005. Authorization to release the final $500,000 installment from escrow was given in May 2006. The financial position and results of operations of ZQ Interactive have been consolidated subsequent to the acquisition date.

10. Goodwill and Intangible Assets

At both April 30, 2006 and January 31, 2006, the Company had goodwill of $20.4 million. The change in the carrying amount of goodwill for the three months ended April 30, 2006 is as follows:

	Broadband Segment	Service Segment	Total
	(in thousands)
Balance at January 31, 2006	$11,169	$9,210	$20,379
Goodwill acquired—ODG	—	15	15

Balance at April 30, 2006	$11,169	$9,225	$20,394

At April 30, 2006 and January 31, 2006, the Company had recorded net intangible assets of $17.3 million and $18.9 million respectively, consisting of customer contracts, patents, completed technology and trademarks.

Intangible assets, net, consisted of the following:

Intangible Assets	Patents	Customer Contracts	Completed Technology	Trademark and Other	Total
Outstanding as of January 31, 2006	$5,423,000	$18,594,000	$2,999,000	$1,008,000	$28,024,000
Current period additions	—	—	—	—	—

Outstanding as of April 30, 2006	$5,423,000	$18,594,000	$2,999,000	$1,008,000	$28,024,000

SEACHANGE INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Accumulated Amortization	Patents	Customer Contracts	Completed Technology	Trademark and Other	Total
Outstanding as of January 31, 2006	$5,423,000	$1,948,000	$1,343,000	$406,000	$9,120,000
Current period amortization	—	1,356,000	154,000	61,000	1,571,000

Outstanding as of April 30, 2006	$5,423,000	$3,304,000	$1,497,000	$467,000	$10,691,000

Intangible Assets, net as of April 30, 2006	$—	$15,290,000	$1,502,000	$541,000	$17,333,000

Total amortization expense for intangible assets was $1.6 million and $59,000 for the three months ended April 30, 2006 and 2005, respectively. Of this amount, $1.4 million was charged to operating expense for the three months ended April 30, 2006. The balance was charged to cost of product revenues. Amortization expense is estimated to be approximately $6.3 million in fiscal 2007, $3.5 million in fiscal 2008, $2.7 million in fiscal 2009, $2.7 million in fiscal 2010, $1.7 million in fiscal 2011 and $1.0 million in fiscal 2012.

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

On March 26, 2002, nCube Corp. filed a complaint against SeaChange in the United States District Court for the District of Delaware seeking a declaratory judgment that its redesigned MediaCube-4 product does not infringe U.S. Patent No. 5,862,312 held by SeaChange. The complaint also alleges that nCube has been damaged by a certain statement made by SeaChange’s Chief Executive Officer during a public conference call to discuss SeaChange’s earnings on March 5, 2002. nCube is seeking a public retraction of the statement and damages in an unspecified amount. On April 15, 2002, SeaChange moved to dismiss all claims on the grounds that the patent-related issues are currently pending before the Court in the lawsuit previously filed by SeaChange, and the district court lacks jurisdiction over the remaining claims. On June 25, 2002, the district court stayed that action pending resolution of the appeal in the previously filed lawsuit. The parties have now agreed to a stipulated dismissal of all remaining issues in this matter, without prejudice. Proceedings in the case are now completed.

SEACHANGE INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

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

During fiscal 2006 the stay in the appeal was lifted, and the appeal went forward. Oral arguments were held at the Federal Circuit Court of Appeals on September 7, 2005, and a decision was issued on January 9, 2006. The Federal Circuit, in a 2-1 split decision, affirmed the May 2002 jury verdict. The damages awarded in the previous decision were also affirmed. On January 23, 2006 SeaChange filed a Combined Petition for Panel Rehearing and Rehearing en Banc with the Federal Circuit Court. The Petition was denied on March 1, 2006. The United States Court of Appeals for the Federal Circuit issued its mandate regarding this case on March 8, 2006. On April 6, 2006, the United States District Court for the District of Delaware entered orders for (1) a permanent injunction barring SeaChange from making, using, selling or offering to sell within the United States or importing into the United States the SeaChange Interactive Television System that was found by the jury and adjudged to infringe the adjudicated claims of the ‘804 patent and (2) damages, attorneys’ fees, costs and interest of $8,021,000 through April 20, 2006 which was paid to C-COR Incorporated on April 20, 2006 as the successor in interest to nCube, as described below. After the original court decision, SeaChange did not ship any of its Interactive Television Systems until it had implemented a revised version which it believes does not infringe the nCube ‘804 patent. Therefore, SeaChange believes that the injunction will not have an impact on SeaChange’s ability to ship product or meet customer demands.

In addition nCube has asserted that SeaChange infringes several other patents and that it may take legal action in the future. SeaChange believes that it does not infringe any valid claim in these other patents.

SEACHANGE INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

C-COR Incorporated has publicly announced that, effective December 31, 2004, it acquired substantially all of the assets of nCube. We do not anticipate any impact of this transaction on the above-described litigation, other than that the opposing side to SeaChange is now C-COR Incorporated.

Guarantees and Indemnification Obligations

SeaChange provides indemnification, to the extent permitted by law, to its officers, directors, employees and agents for liabilities arising from certain events or occurrences while the officer, director, employee, or agent, is or was serving, at SeaChange’s request in such capacity. With respect to acquisitions, SeaChange provides indemnification to or assumes indemnification obligations for the current and former directors, officers and employees of the acquired companies in accordance with the acquired companies’ bylaws and charter. As a matter of practice, SeaChange has maintained directors and officers liability insurance coverage including coverage for directors and officers of acquired companies.

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

SeaChange warrants that its products, including software products, will substantially perform in accordance with its standard published specifications in effect at the time of delivery. Most warranties have at least a one year duration that generally commence upon installation. In addition, SeaChange provides maintenance support to all customers and therefore allocates a portion of the product purchase price to the initial warranty period and recognizes revenue on a straight line basis over that warranty period related to both the warranty obligation and the maintenance support agreement. When SeaChange receives revenue for extended warranties beyond the standard duration, it is deferred and recognized on a straight line basis over the contract period. Related costs are expensed as incurred. As of April 30, 2006 and January 31, 2006, SeaChange had revenue deferrals related to initial and extended warranties of $15.3 million and $16.5 million, respectively.

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

12. Investments in Affiliates

In July 2005, the Company invested $8.2 million in convertible preferred stock, which would convert to a 19.8% common stock interest, of Casa Systems, Inc. (“Casa”), a Massachusetts development stage company that specializes in video-on-demand

SEACHANGE INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

products within the telecommunications and television markets. SeaChange determined that Casa was a variable interest entity (“VIE”) as defined by the accounting guidance of FIN No. 46R. However, SeaChange concluded that it is not the primary beneficiary in Casa. Consequently, SeaChange accounts for this investment under the cost method of accounting.

SeaChange periodically reviews indicators of the fair value of its investments in affiliate companies in order to assess whether available facts or circumstances, both internally and externally, may suggest an other than temporary decline in the fair value of the investment. There was no indication of other than temporary declines in fair value as of April 30, 2006.

13. New Accounting Pronouncements

In February 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 155, “Accounting for Certain Hybrid Financial Instruments – an amendment of FASB Statements No. 133 and 140” (SFAS No. 155). SFAS No. 155 permits a fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that would otherwise require bifurcation. This accounting standard is effective as of the beginning of fiscal years beginning after September 15, 2006. The effect of adopting SFAS No. 155 on our financial position and results of operations will be immaterial.

In March 2006, the FASB issued the Statement of Financial Accounting Standards No. 156, “Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140” (SFAS No. 156). SFAS No. 156 requires that servicing assets and servicing liabilities be recognized at fair value, if practicable, when we enter into a servicing agreement and allows two alternatives, the amortization and fair value measurement methods, as subsequent measurement methods. This accounting standard is effective for all new transactions occurring as of the beginning of fiscal years beginning after September 15, 2006. The effect of adopting SFAS No. 156 on our financial position and results of operations will be immaterial.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Factors That May Affect Future Results

Any statements contained in this Form 10-Q that do not describe historical facts may constitute forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. These statements relate to future events or our future financial performance and are identified by words such as “may,” “will,” “could,” “should,” “expect,” “plan,” “intend,” “seek,” “anticipate,” “believe,” “estimate,” “potential,” or “continue” or other comparable terms or the negative of those terms. Forward-looking statements in this Form 10-Q include certain statements regarding the effect of certain accounting standards on our financial position and results of operations, the effect of certain legal claims against us, projected changes in our revenues, earnings and expenses, exchange rate sensitivity, interest rate sensitivity, liquidity, product introductions and general market conditions. Our actual future results may differ significantly from those stated in any forward-looking statements. Any such forward-looking statements contained herein are based on current expectations, but are subject to a number of risks and uncertainties that may cause actual results to differ materially from expectations. The factors that could cause actual future results to differ materially from current expectations include the following: the continued growth, development and acceptance of the video-on-demand market; the loss of one of our large customers; the cancellation or deferral of purchases of our products; the length of our sales cycles; a decline in demand or average selling price for our broadband products; our ability to manage our growth; our ability to integrate businesses acquired by us, including the ON Demand Group Limited; our ability to protect our intellectual property rights and the expenses that may be incurred by us to protect our intellectual property rights; an unfavorable result of current or future litigation; content providers limiting the scope of content licensed for use in the video-on-demand market; our ability to introduce new products or enhancements to existing products; our dependence on certain sole source suppliers and third-party manufacturers; our ability to compete in our marketplace; our ability to respond to changing technologies; the risks associated with international sales; the performance of companies in which we have made equity investments, including Filmflex and Casa Systems, Inc.; changes in the regulatory environment; our ability to hire and retain highly skilled employees; and increasing social and political turmoil. Further information on factors, including those listed above, that could cause actual results to differ from those anticipated is detailed in various filings made by us from time to time with the Securities and Exchange Commission, including but not limited to, those appearing in Part I, Item 1A. Risk Factors, in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 17, 2006. Any forward-looking statements should be considered in light of those factors.

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

Our operating results are significantly influenced by a number of factors, including the mix of products sold and services provided, pricing, costs of materials used in our products and the expansion of our operations during the fiscal year. We price our products and services based upon our costs and consideration of the prices of competitive products and services in the marketplace. The costs of our products primarily consist of the costs of components and subassemblies that have generally declined from product introduction to product maturity. As a result of the growth of our business, our operating expenses have historically increased in the areas of research and development, selling and marketing, customer service and support and administration. In the current state of the economy, we currently expect that our Broadband and Broadcast customers may still have limited capital spending budgets as we believe they are dependent on advertising revenues to fund their capital equipment purchases. Accordingly, we expect our financial results to vary from quarter to quarter and our historical financial results are not necessarily indicative of future performance. We also expect our operating expenses to increase in sequential periods in the future as a result of consolidating the operating results of Liberate’s non-North American business and ODG’s business. In light of the higher proportion of our international business due, in part, to the recent acquisitions of European-based businesses from Liberate Technologies and ODG, we expect movements in foreign currency exchange rates to have a greater impact on our operating results in the future.

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

In the three months ended April 30, 2006, our total revenues increased 5% to $33.2 million from the same period in the prior year. The increase in revenues is primarily attributed to our Services segment, in which Services revenues increased 33% to $15.2 million in the three months ended April 30, 2006 over the same period in fiscal 2006. The growth in Services revenue is primarily attributable to the media content services provided by the On Demand Group (ODG) which was acquired in September 2005 and from growth in SeaChange Interactive (formerly Digital Video Arts) software development and professional services revenues. This increase in revenue was offset by a 10% decrease in product revenue to $18.0 million in the three months ended April 30, 2006 over the same period in fiscal 2006. Revenues of video-on-demand systems decreased 12% to $13.7 million in the three months ended April 30, 2006 compared to the same period in the previous fiscal year. This current year decline in video-on-demand systems revenues reflects the decline in demand for video-on-demand systems by U.S. cable operators partially offset by middleware software revenues of $2.7 million from our contracts with cable operators in Europe that were acquired as part of the Liberate acquisition in the second quarter of fiscal 2006.

Our advertising revenues, which are included in our Broadband segment, decreased less than $100,000 or 2% to $2.5 million in the three months ended April 30, 2006 from the same period in fiscal 2006 due mainly to lower analog advertising insertion revenue. Our Broadcast revenue decreased 6% to $1.7 million in the three months ended April 30, 2006 from the same period in fiscal 2006. The decline in revenues is due mainly to lower shipments to U.S. based broadcasters.

Gross profits increased 3 percentage points to 46% in the three months ended April 30, 2006 over the same period in fiscal 2006. Overall the increase in higher margin software development contract revenues and a more favorable video-on-demand systems customer mix were offset in part by lower video-on-demand systems revenues.

Our operating expenses increased $5.9 million or 38% in the three months ended April 30, 2006 over the three months ended April 30, 2005. This increase is principally attributable to the expansion of our middleware research and development activities, the adoption of SFAS 123(R), effective February 1, 2006, which requires the measurement and recognition of compensation expense for employee stock options and other share-based payment awards (see Note 3 for further discussion), and to our acquisitions of the non-North America Business of Liberate Technologies and ODG in fiscal 2006. We expect year-over-year operating expenses to continue to increase in fiscal 2007 as these business acquisitions will be consolidated for the entire fiscal year.

Our lower revenues and higher operating expenses resulted in net loss of $4.4 million or $0.15 per diluted share in the three months ended April 30, 2006 as compared to a net loss of $578,000 or $0.02 per diluted share in the same period in fiscal 2006.

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

A summary of those accounting policies that we believe are most critical to fully understand and evaluate our financial results is set forth in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 17, 2006.

Three Months Ended April 30, 2006 Compared to the Three Months Ended April 30, 2005

Revenues

Product Revenues. Our product revenue consists of sales of hardware, software and systems from our Broadband and Broadcast segments.

	Three months ended April 30,
	2006	2005
Broadband revenues:
Video-on-demand products	$13,747,000	$15,634,000
Advertising products	2,547,000	2,587,000

Total Broadband Revenues	16,294,000	18,221,000
Broadcast revenues:	1,737,000	1,846,000

Total Product Revenues	$18,031,000	$20,067,000

Product revenues decreased 10% to $18.0 million in the three months ended April 30, 2006 from $20.1 million in the three months ended April 30, 2005. Revenues from the Broadband segment, which accounted for 90% and 91% of total product revenues in the three months ended April 30, 2006 and April 30, 2005, respectively, decreased to $16.3 million in the three months ended April 30, 2006 from $18.2 million in the three months ended April 30, 2005. Video-on-demand hardware, software and systems revenues decreased to $13.7 million for the three months ended April 30, 2006 as compared to $15.6 million for the three months ended April 30, 2005. Also included in the video-on-demand product revenue for the three months ended April 30, 2006 was $2.7 million of software development revenues from the middleware software contracts acquired from Liberate Technologies in July 2005. Advertising revenues were $2.5 million for the three months ended April 30, 2006 as compared to $2.6 million for the three months ended April 30, 2005. The decrease in Broadband revenues is primarily attributable to the decline in demand for video-on-demand hardware, software and systems by U.S. cable operators, partially offset by the software revenues from our acquired Liberate operations in Europe. Broadcast segment revenues were $1.7 million in the three months ended April 30, 2006 compared to $1.8 million in the three months ended April 30, 2005.

We expect future revenue growth year-over-year, if any, to come principally from our video-on-demand products as international cable companies and telecommunications companies both in North America and internationally, begin to deploy video-on-demand systems, North American cable companies continue to expand their existing deployments of video-on-demand systems, and we expand our existing product line of video-on-demand products with new products and services. We believe that there will be an increased demand for digital advertising insertion systems, which will offset the decline in demand for analog advertisement systems.

Services Revenues. Our Services revenues consist of fees for installation, training, project management, product maintenance and technical support, software development, and movie content services. Our Services revenues increased 33% to $15.2 million in the three months ended April 30, 2006 from $11.4 million in the three months ended April 30, 2005. This increase in Services revenues primarily resulted from $2.8 million of revenues from ODG’s video content services and the annual renewals of product maintenance and technical support service contracts from our expanding installed base of products. Software development and professional services revenues from SeaChange Interactive increased to $1.2 million in the three months ended April 30, 2006 from $400,000 in the three months ended April 30, 2005. Revenues from services are expected to continue to grow year-over-year from our expanding installed base of products, our SeaChange Interactive software development business, additional service offerings, and from the consolidation of ODG’s on demand video content services throughout fiscal 2007.

For the three months ended April 30, 2006 two customers accounted for more than 10% of our total revenues, and the same two customers accounted for more than 10% of our total revenues for the three months ended April 30, 2005. Revenue from both customers was primarily in the Broadband segment. During the quarter ended April 30, 2006, two of our customers, NTL Incorporated and Telewest Global, Inc., merged, and consequently, the customer information for fiscal 2006 has been revised to reflect this merger. We believe that a significant amount of our revenues will continue to be derived from a limited number of customers.

International sales accounted for approximately 35% and 32% of total revenues in the three months ended April 30, 2006 and April 30, 2005, respectively. The U.S. and the United Kingdom both accounted for more than 10% of total revenue for the three months ended April 30, 2006 and 2005. The increase in revenues from the United Kingdom is primarily due to the expansion of the video-on-demand system deployments by United Kingdom cable operators, middleware software revenues generated from our U.K. customer contracts recently acquired from Liberate Technologies, and the service revenues from the video content services provided by ODG since its acquisition. We expect that international products and services revenues will remain a significant portion of our business in the future. Since substantially all of our product sales are made in United

States Dollars (USD), we have not experienced, nor do we expect to experience in the near term, any material impact from fluctuations in foreign currency exchange rates on our results of operations. However, due to the acquisition of the ODG business, which has designated the British Pound Sterling (BPS) as its functional currency, we expect greater exposure to fluctuations in the USD/BPS exchange rate in the future.

Product Gross Profit. Costs of product revenues consist primarily of the cost of purchased material components and subassemblies, labor and overhead relating to the final assembly and testing of complete systems and related expenses. Costs of product revenues decreased 17% to $9.5 million, or 47% of related product revenues, in the three months ended April 30, 2006 as compared to $11.5 million, or 43% of related product revenues, in the three months ended April 30, 2005. In the three months ended April 30, 2006, the decrease in the costs of revenues primarily reflects the decrease in video-on-demand systems revenues. Gross profit for the Broadband segment increased to 52% of revenues for the three months ended April 30, 2006 from 46% of revenues for the three months ended April 30, 2005. The increase in Broadband gross profit percentages is primarily due to an increase in software revenues from customer contracts recently acquired from Liberate Technologies and a more profitable mix of customer revenues for video-on-demand systems, offset in part by lower revenues for video-on-demand systems which reflects the decline in demand for video-on-demand systems by U.S. cable operators. Gross profit for the Broadcast segment decreased to 5% from 14% for the three months ended April 30, 2006 and 2005, respectively. The decrease in gross profit percentage is primarily due to lower revenues, higher pricing discounts on certain Broadcast orders and the additional cost of sales necessary to enhance the performance of certain systems. Overall product gross profit for fiscal 2007 is expected to be higher due to increased year-over-year revenues from our video-on-demand products.

Services Gross Profit. Cost of services revenues consist primarily of labor, materials and overhead relating to the installation, training, product maintenance and technical support, software development, and project management provided by us and costs associated with providing video content services. Costs of services revenues increased 29% from $6.5 million or 57% of Services revenues in the three months ended April 30, 2005 to $8.3 million or 55% of Services revenues in the three months ended April 30, 2006, primarily due to additional costs of services generated as a result of the acquisition of ODG in September 2005. The increase in Services gross profit was primarily due to higher revenue levels and a relatively fixed cost base and the added margin generated from the On Demand Group revenues recognized since the acquisition in September 2005. We expect that Services gross profit will continue to increase in the future due to the growing installed base of systems and higher margin new media content services, but may be impacted by the timing of costs associated with our ongoing investment required to expand our service organization in order to support our installed base of systems, our new products and additional media service requirements.

Research and Development. Research and development expenses consist primarily of the compensation of development personnel, depreciation of development and test equipment and an allocation of related facilities expenses. Research and development expenses increased from $7.9 million, or 25% of total revenues, in the three months ended April 30, 2005 to $10.2 million, or 31% of total revenues, in the three months ended April 30, 2006 primarily due to the hiring of additional development engineers to support new product initiatives, development costs incurred by ODG after its acquisition date and stock compensation expense of $386,000. We expect that research and development expenses will continue to increase in fiscal year 2007 as we continue our development of our new products and enhancements and as we record a full year of ODG research and development expenses.

Selling and Marketing. Selling and marketing expenses consist primarily of compensation expenses, including sales commissions, travel expenses and certain promotional expenses. Selling and marketing expenses increased 4% from $5.0 million or 16% of total revenues, in the three months ended April 30, 2005 to $5.2 million, or 16% of total revenues, in the three months ended April 30, 2006. This increase is primarily due to increased tradeshow expense and stock compensation expense of $116,000, partially offset by reduced sales commissions resulting from lower revenues.

General and Administrative. General and administrative expenses consist primarily of the compensation of executive, finance, human resource and administrative personnel, legal and accounting services and an allocation of related facilities expenses. In the three months ended April 30, 2006, general and administrative expenses of $4.6 million, or 14% of total revenues, increased from $2.6 million, or 8% of total revenues, in the three months ended April 30, 2005 due to the inclusion of ODG general and administrative expenses of $887,000 following the Company’s completion of this acquisition in September 2005, a bad debt provision of approximately $100,000 in the quarter ended April 30, 2006 in comparison to a bad debt reversal of approximately $200,000 in the quarter ended April 30, 2005, and stock compensation expense of $269,000 in the quarter ended April 30, 2006.

Amortization of intangible assets. Amortization expense consists of the amortization of acquired intangible assets which are operating expenses and not considered costs of revenues. The expense had been included in general and administrative expenses for fiscal year 2006, but it has been broken out separately for presentation purposes. (See table below.) Amortization expense was $1.4 million in the three months ended April 30, 2006 and $59,000 in the three months ended April 30, 2005. The increase in amortization expense is attributable to the acquisitions of Liberate and ODG in fiscal 2006.

An additional $160,000 of amortization expense related to acquired technology was charged to cost of sales for the three months ended April 30, 2006.

	For the three months ended April 30, 2006		For the three months ended April 30, 2005
(Amounts in thousands)	Amortization	As Reported	As Reported	Amortization	As Reclassified
Sales and marketing expense	$(1,356)	$5,217	$5,006	$—	$5,006
General and administrative expense	(54)	4,624	2,672	(59)	2,613
Amortization expense	1,410	1,410	—	59	59

Interest Income (Expense). Interest income was $393,000 in the three months ended April 30, 2006 and $568,000 in the three months ended April 30, 2005. Interest expense was $9,000 for the three months ended April 30, 2006 as compared to $7,000 for the three months ended April 30, 2005. The decrease in interest income is primarily due to the decreased principal value invested during the quarter ended April 30, 2006 in comparison to the quarter ended April 30, 2005.

Equity Income in Earnings of Affiliates. Equity income in earnings of affiliates was $150,000 and $330,000 in the three months ended April 30, 2006 and 2005, respectively. The equity income in earnings of affiliates consists of our proportionate ownership share of the income under the equity method of accounting for Filmflex for the quarter ended April 30, 2006 and for ODG for the quarter ended April 30, 2005. Our proportionate ownership share of Filmflex income is recorded one month in arrears and for ODG was recorded two months in arrears.

Income Tax Benefit. Our effective tax rate was a benefit of 21% and 39% for the three months ended April 30, 2006 and 2005, respectively. We recorded a $1.2 million income tax benefit in the three months ended April 30, 2006 for operating losses generated since these losses are expected to be carried back to recover prior year taxes paid. The benefit is lower than the statutory tax rate in the fiscal year 2007 period due to the limitation of carrybacks available. As of April 30, 2006, we maintained a full valuation allowance against our net deferred tax assets primarily due to the uncertainties related to our ability to generate pre-tax income for fiscal 2007 in the U.S. and thereafter. We have experienced a decline in revenues since the fourth quarter of fiscal 2005 attributable to a decline in video-on-demand product revenues that resulted in lower gross margins and net losses in subsequent periods. If we generate sufficient future pre-tax income, some portion or all of the valuation allowance could be reversed and a corresponding increase in net income would be reported in future periods.

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

Liquidity and Capital Resources

Historically, we have financed our operations and capital expenditures primarily with cash on-hand and the proceeds from sales of our common stock. Cash and cash equivalents increased $2.6 million from $21.6 million at January 31, 2006 to $24.2 million at April 30, 2006. Working capital, excluding long-term marketable securities, increased slightly from $45.8 million at January 31, 2006 to $46.5 million at April 30, 2006.

Net cash used in operating activities was $5.7 million for the three months ended April 30, 2006 compared to net cash used in operating activities of $11.0 million for the three months ended April 30, 2005. The net cash used in operating activities for the three months ended April 30, 2006 was the result of the $8.0 million cash payment made to C-COR Incorporated in settlement of the patent infringement litigation, the net loss of $4.4 million, adjusted for non-cash expenses including depreciation and amortization of intangible assets of $3.3 million and the changes in certain operating assets and liabilities. In addition to the reduction of accrued expenses as a result of the patent infringement cash payment, the other significant change in operating assets and liabilities that used cash from operations included a $3.3 million increase in inventory which includes $1.2 million of inventory reclassified to fixed assets for use as research and development equipment, These items that used cash in operations were offset by a reduction in accounts receivable of $3.9 million and an increase in accounts payable of $3.3 million. It is typical for us to experience fluctuations in our monthly operating results primarily due to the timing of receiving customer orders and the related shipment of these customer orders. As a result of these monthly fluctuations, we may experience significant increases or decreases in our inventories as a result of the timing of the procurement of components for anticipated orders for both our product segments, increases or decreases in our accounts payable balance primarily due to the timing of payments for materials purchased for prior month shipments, increases or decreases in our accounts receivable balances and customer deposits as a result of the timing of receiving customer orders during the period and of customer payments.

Net cash provided by investing activities was $8.0 million for the three months ended April 30, 2006, and net cash used by investing activities was $5.2 million for the three months ended April 30, 2005. Investment activity for the three months ended April 30, 2006 consisted primarily of the net sales of $11.3 million of marketable securities.

Net cash provided by financing activities was $183,000 for the three months ended April 30, 2006 and net cash used by financing activities was $49,000 for the three months ended April 30, 2005. In the three months ended April 30, 2006, the cash provided by financing activities was proceeds from the issuance of common stock in connection with stock option exercises.

In the first quarter of fiscal 2007, we renewed our $15.0 million revolving line of credit with Citizens Bank (a subsidiary of the Royal Bank of Scotland Group plc) through June 2007. Loans made under this revolving line of credit bear interest at a rate per annum equal to the bank’s prime rate which was 7.75% on April 30, 2006. Borrowings under this line of credit are collateralized by substantially all of our assets. The loan agreement requires that we provide Citizens Bank with certain periodic financial reports and comply with certain financial ratios including a minimum level of earnings before interest, taxes and depreciation and amortization on a trailing twelve month basis, when amounts are outstanding under the loan agreement. As of April 30, 2006, we were in compliance with the financial covenants. There are currently no amounts outstanding under the revolving line of credit.

On September 23, 2005, we purchased the remaining 72.4% of the outstanding capital stock of the On Demand Group Limited (“ODG”). The purchase agreement provides for additional contingent consideration if ODG meets certain annual performance goals related to net income in three specified measurement periods over the period ending January 31, 2008. The Company may pay up to a maximum aggregate contingent consideration of $11,000,000 (based on the exchange rate in effect at April 30, 2006), including up to 50% payable in shares of SeaChange common stock, par value $0.01 per share, with the remainder payable in cash provided that these performance goals are met. The contingent consideration is comprised of three installments, each to be made annually, beginning with the year ended January 31, 2006, for annual baseline amounts of $2.2 million, $2.2 million and $4.3 million, respectively. These amounts are subject to upward and downward adjustment based on the actual net income related performance of ODG, as clarified in the agreement, during these periods, provided that the aggregate maximum contingent consideration payable is the sum of these baseline amounts plus a maximum of $2.3 million. The contingent consideration will be recorded as an additional cost of the purchase and recorded as goodwill if the performance measures are met by ODG and it becomes payable. On January 31, 2006, the first earnout measurement period ended, and the Company recorded an additional $2.8 million of goodwill to reflect the additional payment made in May 2006, based on the actual performance reported by ODG.

In July 2005, we invested $8.2 million in convertible preferred stock, which would convert to a 19.8% common stock interest, in Casa Systems, Inc. (“Casa”), a Massachusetts development stage company that specializes in video-on-demand products within the telecommunications and television markets. As part of our equity investment in Casa, we have a call option exercisable until January 31, 2007 to purchase all of the outstanding stock and options not owned by us for an aggregate price of $92 million.

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

Recent Accounting Pronouncements

In February 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 155, “Accounting for Certain Hybrid Financial Instruments – an amendment of FASB Statements No. 133 and 140” (SFAS No. 155). SFAS No. 155 permits a fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that would otherwise require bifurcation. This accounting standard is effective as of the beginning of fiscal years beginning after September 15, 2006. The effect of adopting SFAS No. 155 on our financial position and results of operations will be immaterial.

In March 2006, the FASB issued the Statement of Financial Accounting Standards No. 156, “Accounting for Servicing of Financial Assets, an amendment of FASB Statements No. 140” (SFAS No. 156). SFAS No. 156 requires that servicing assets and servicing liabilities be recognized at fair value, if practicable, when we enter into a servicing agreement and allows two alternatives, the amortization and fair value measurement methods, as subsequent measurement methods. This accounting standard is effective for all new transactions occurring as of the beginning of fiscal years beginning after September 15, 2006. The effect of adopting SFAS No. 156 on our financial position and results of operations will be immaterial.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

We face exposure to financial market risks, including adverse movements in foreign currency exchange rates and changes in interest rates. These exposures may change over time as business practices evolve and could have a material adverse impact on our financial results. Our primary exposure has historically been associated with product sales arrangements denominated in the local currency where the functional currency of the foreign subsidiary is the U.S. dollar (as most of our revenues are in U.S. dollars) and operating expenses in Europe and Asia. In light of the higher proportion of our international businesses due, in part, to the recent acquisitions of European-based business from Liberate Technologies and ODG, we expect the risk of any adverse movements in foreign currency exchange rates to have a greater impact on our operating results in the future. Historically, we have not hedged specific currency exposures as gains and losses on foreign currency transactions have not been material to date. At April 30, 2006 and January 31, 2006, we had $0 outstanding related to variable rate U.S. dollar denominated debt. As there were no amounts outstanding at April 30, 2006 and January 31, 2006 related to variable rate debt, there was no interest rate exposure.

The carrying amounts reflected in the consolidated balance sheet of cash and cash equivalents, short-term marketable securities, trade receivables and trade payables approximate fair value at April 30, 2006 due to the short maturities of these instruments. We maintain investment portfolio holdings of various issuers, types, and maturities. Our cash and marketable securities include cash equivalents, which we consider to be investments purchased with original maturities of three months or less. Given the short maturities and investment grade quality of the portfolio holdings at April 30, 2006, a sharp rise in interest rates should not have a material adverse impact on the fair value of our investment portfolio. Additionally, our long term marketable investments, which are carried at the lower of cost or market, have fixed interest rates, and therefore are subject to changes in fair value. As a result, we do not currently hedge these market risk exposures. At April 30, 2006, we had $8.7 million in short-term marketable securities and $19.2 million in long-term marketable securities.

ITEM 4. Controls and Procedures

We evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this quarterly report on Form 10-Q. William C. Styslinger, III, our Chief Executive Officer, and Kevin M. Bisson, our Chief Financial Officer, reviewed and participated in this evaluation. Based upon that evaluation, Messrs. Styslinger and Bisson concluded that our disclosure controls and procedures were effective as of the end of the period covered by the report and as of the date of the evaluation.

As a result of the evaluation completed by us, and in which Messrs. Styslinger and Bisson participated, we have concluded that there were no changes during the fiscal quarter ended April 30, 2006 in our internal controls over financial reporting, which have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

See Note 11 of Notes to Condensed Consolidated Financial Statements.

ITEM 1A. Risk Factors

In addition to the other information set forth in this Form 10-Q, you should carefully consider the risk factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended January 31, 2006, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.

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

Dated: June 9, 2006

SEACHANGE INTERNATIONAL, INC.

by:	/s/ Kevin M. Bisson
Kevin M. Bisson
Senor Vice President, Finance and Administration, Chief Financial Officer, Treasurer and Secretary (Principal Financial and Accounting Officer; Authorized Officer)

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