Form 10-Q
period 2006-07-31
SEACHANGE INTERNATIONAL INC
filed 2006-09-11
CIK 1019671

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2006

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

The number of shares outstanding of the registrant’s Common Stock on September 6, 2006 was 29,010,022.

SEACHANGE INTERNATIONAL, INC.

PART I – FINANCIAL INFORMATION

ITEM 1. Financial Statements

SEACHANGE INTERNATIONAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	July 31, 2006	January 31, 2006
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$21,190	$21,594
Restricted cash	—	500
Marketable securities	8,180	14,596
Accounts receivable, net of allowance for doubtful accounts of $506 at July 31, 2006 and $405 at January 31, 2006	36,777	30,109
Unbilled receivables	5,103	4,363
Inventories, net	19,890	19,299
Income taxes receivable	2,781	2,781
Prepaid expenses and other current assets	3,789	4,594

Total current assets	97,710	97,836
Property and equipment, net	30,214	27,191
Marketable securities	14,336	24,689
Investments in affiliates	13,086	12,812
Intangible assets, net	15,763	18,904
Goodwill	22,681	20,379
Other assets	5,257	5,363

	$199,047	$207,174

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$12,617	$10,016
Income taxes payable	664	2,843
Accrued litigation reserve	—	7,986
Other accrued expenses	5,593	8,408
Customer deposits	4,051	2,170
Deferred revenues	18,899	20,045
Deferred tax liabilities	437	556

Total current liabilities	42,261	52,024
Deferred tax liabilities, long-term	1,192	1,353

Total liabilities	43,453	53,377

Commitments and contingencies (Note 11)
Stockholders’ equity:
Convertible preferred stock, $0.01 par value; 5,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized; 28,966,084 and 28,451,930 shares issued and outstanding at July 31, 2006 and January 31, 2006, respectively	290	285
Additional paid-in capital	181,193	176,238
Accumulated deficit	(25,660)	(22,264)
Accumulated other comprehensive loss	(229)	(462)

Total stockholders’ equity	155,594	153,797

	$199,047	$207,174

The accompanying notes are an integral part of these condensed consolidated financial statements.

SEACHANGE INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Three months ended		Six months ended
	July 31, 2006	July 31, 2005	July 31, 2006	July 31, 2005
	(unaudited)
Revenues:
Hardware, software and systems	$29,291	$14,448	$47,322	$34,515
Services	16,475	11,747	31,685	23,192

	45,766	26,195	79,007	57,707

Cost of revenues:
Hardware, software and systems	13,296	10,224	22,812	21,747
Services	8,654	6,790	16,998	13,271

	21,950	17,014	39,810	35,018

Gross profit	23,816	9,181	39,197	22,689

Operating expenses:
Research and development	10,687	8,459	20,894	16,339
Selling and marketing	5,913	4,584	11,130	9,590
General and administrative	4,773	3,476	9,397	6,089
Amortization of intangibles	1,410	332	2,820	391

	22,783	16,851	44,241	32,409

Income (loss) from operations	1,033	(7,670)	(5,044)	(9,720)
Interest income	295	528	689	1,097
Interest expense	(73)	(6)	(82)	(14)

Income (loss) before income taxes and equity income in earnings of affiliates	1,255	(7,148)	(4,437)	(8,637)
Income tax expense (benefit)	467	(544)	(721)	(1,125)
Equity income in earnings of affiliates	171	48	320	378

Net income (loss)	$959	$(6,556)	$(3,396)	$(7,134)

Basic income (loss) per share	$0.03	$(0.23)	$(0.12)	$(0.25)

Diluted income (loss) per share	$0.03	$(0.23)	$(0.12)	$(0.25)

Weighted average common shares outstanding:
Basic	28,695	28,286	28,581	28,232

Diluted	28,812	28,286	28,581	28,232

The accompanying notes are an integral part of these condensed consolidated financial statements.

SEACHANGE INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

(in thousands)

	Six months ended
	July 31, 2006	July 31, 2005
	(unaudited)
Cash flows from operating activities:
Net loss	$(3,396)	$(7,134)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	3,562	3,186
Amortization of intangibles and capitalized software	3,220	391
Inventory valuation charge	462	404
Allowance for (recovery of) doubtful accounts receivable	203	(190)
Amortization of premiums on marketable securities	23	189
Equity income in earnings of affiliates	(320)	(378)
Stock-based compensation	1,739	—
Changes in operating assets and liabilities:
Accounts receivable	(6,871)	5,149
Unbilled receivables	(740)	(926)
Inventories	(2,740)	(5,792)
Prepaid expenses and other assets	879	(5,450)
Accounts payable	2,601	(1,989)
Income taxes payable	(2,179)	(1,325)
Accrued expenses	(11)	902
Accrued litigation reserve	(7,986)	48
Customer deposits	1,881	6,466
Deferred revenues	(1,146)	(1,856)
Other	(329)	(4)

Net cash used in operating activities	(11,148)	(8,309)

Cash flows from investing activities:
Purchases of property and equipment	(4,785)	(10,907)
Purchases of marketable securities	(6,772)	(7,948)
Proceeds from sale and maturity of marketable securities	23,628	10,507
Acquisition of businesses	(3,046)	(23,747)
Investments in affiliates	—	(9,993)
Decrease in restricted cash	500	500

Net cash provided by (used in) investing activities	9,525	(41,588)

Cash flows from financing activities:
Repayment of obligations under capital lease	—	(209)
Proceeds from issuance of common stock	927	759

Net cash provided by financing activities	927	550

Effect of exchange rate changes on cash:	292	—

Net decrease in cash and cash equivalents	(404)	(49,347)
Cash and cash equivalents, beginning of period	21,594	93,561

Cash and cash equivalents, end of period	$21,190	$44,214

Supplemental disclosure of noncash activities:
Transfer of items originally classified as equipment to inventories	$—	$3
Transfer of items originally classified as inventories to equipment	$1 ,687	$1,893
Issuance of equity for ODG contingent consideration	$2,287	$—
Conversion of debt to equity related to Casa investment	$—	$750

The accompanying notes are an integral part of these condensed consolidated financial statements.

SEACHANGE INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of SeaChange International, Inc. and its subsidiaries (“SeaChange” or the “Company”). SeaChange believes that the unaudited condensed consolidated financial statements reflect all adjustments (consisting of only normal recurring adjustments), necessary for a fair statement of SeaChange’s financial position, results of operations and cash flows at the dates and for the periods indicated. The results of operations for the periods presented are not necessarily indicative of results expected for the full fiscal year or any other future periods. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes for the year ended January 31, 2006, included in SeaChange’s Annual Report on Form 10-K for such fiscal year. The balance sheet at January 31, 2006 was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. Certain reclassifications have been made to conform the prior period amounts to the current period presentation, including the reclassification of the value-added tax (VAT) payable balance against the VAT receivable balance on the Consolidated Balance Sheet and the reclassification of amortization expense related to acquired intangible assets (previously presented as a part of the general and administrative, marketing and sales expense lines) to a separate line within operating expenses on the Consolidated Statements of Operations for the three and six months ended July 31, 2005. The reclassifications had no impact on the Company’s results of operations or financial position.

2. Critical Accounting Policies

Revenue Recognition and Allowance for Doubtful Accounts

Revenues from sales of hardware, software and systems that do not require significant modification or customization of the underlying software are recognized when title and risk of loss has passed to the customer, there is evidence of an arrangement, fees are fixed or determinable and collection of the related receivable is considered probable. Customers are billed for installation, training, project management and at least one year of product maintenance and technical support at the time of the product sale. Revenue from these activities are deferred at the time of the product sale and recognized ratably over the period these services are performed. Revenue from ongoing product maintenance and technical support agreements are recognized ratably over the period of the related agreements. Revenue from software development contracts that include significant modification or customization, including software product enhancements, is recognized based on the percentage of completion contract accounting method using labor efforts expended in relation to estimates of total labor efforts to complete the contract. For contracts, where some level of profit is assured but the Company is only able to estimate ranges of amounts of total contract revenue and total contract cost, the Company uses the lowest probable level of profits in accounting for the contract revenues and costs. Accounting for contract amendments and customer change orders are included in contract accounting when executed. Revenue from shipping and handling costs and other out-of-pocket expenses reimbursed by customers are included in revenues and cost of revenues. Our share of intercompany profits associated with sales and services provided to affiliated companies are eliminated in consolidation in proportion to our equity ownership.

SeaChange’s transactions frequently involve the sales of hardware, software, systems and services in multiple element arrangements. Hardware, software and systems sales include at least one year of free technical support and maintenance services. Revenues under multiple element arrangements are recorded based on the residual method of accounting. Under this method, the total arrangement value is allocated first to undelivered elements, based on their fair values, with the remainder being allocated to the delivered elements. The amounts allocated to undelivered elements, which may include project management, training, installation, maintenance and technical support and certain hardware and software components, are based upon the price charged when these elements are sold separately and unaccompanied by the other elements. The amount allocated to installation, training and project management revenue is based upon standard hourly billing rates and the estimated time required to complete the service. These services are not essential to the functionality of systems as these services do not alter the equipment’s capabilities, are available from other vendors and the systems are standard products. For multiple element arrangements that include software development with significant modification or customization and systems sales where vendor-specific objective evidence of the fair value does not exist for the undelivered elements of the arrangement (other than maintenance and technical support), percentage of completion accounting is applied for revenue recognition purposes to the entire arrangement with the exception of maintenance and technical support. For transactions in which consideration, including equity instruments, is given to a customer, SeaChange accounts for the value of this consideration as an adjustment to revenue in the Consolidated Statement of Operations.

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

Foreign Currency Translation

SeaChange has determined that the functional currency of all but one of its foreign subsidiaries is the U.S. dollar. Where the U.S. dollar is the functional currency of an entity, SeaChange translates monetary assets and liabilities denominated in local currencies into U.S. dollars (the functional and reporting currency) at current exchange rates, as of each balance sheet date. Nonmonetary assets such as inventories and property, plant, and equipment are translated at historical rates. Revenue and expense-type items are translated using average exchange rates during the fiscal year, except for cost of sales, depreciation and amortization of intangibles, which are translated at historical rates. Translation adjustments and transactions gains and losses and any unrealized gains and losses on inter-company receivables are recognized in the consolidated statements of operations and have not been material.

In the subsidiary where the local currency is the functional currency, SeaChange translates its assets and liabilities into U.S. dollars (the “reporting currency”) at current exchange rates as of each balance sheet date. Revenue and expense items are translated using average exchange rates during the year. Cumulative translation adjustments are presented as a separate component of stockholders’ equity. Transaction gains and losses and unrealized gains and losses on inter-company receivables are recognized in the consolidated statement of operations and are not material.

3. Stock-Based Compensation and Stock Incentive Plans

Effective February 1, 2006, SeaChange adopted on a modified prospective basis the provisions of the Financial Accounting Standards Board’s Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment (Revised 2004),” (“FAS No. 123(R)”) which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including employee stock options, restricted stock units and employee stock purchases related to SeaChange’s Employee Stock Purchase Plan (“ESPP”) based on estimated fair values. Accordingly, stock-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as expense on a straight-line basis over the employee’s requisite service period. SeaChange has applied the provisions of Staff Accounting Bulletin No. 107, “Share-Based Payment,” (“SAB 107”) in its adoption of FAS No. 123(R).

Impact of the Adoption of FAS No. 123(R)

Under the modified prospective transition method, SeaChange recognized stock-based compensation expense during the six months ended July 31, 2006 for: (a) ESPP awards from two separate offering periods, one that began December 1, 2005 and ended May 31, 2006 and another that began on June 1, 2006 and ends November 30, 2006, (b) stock options and restricted stock units granted prior to, but not yet vested as of February 1, 2006, based on the grant date fair value estimated in accordance with the provisions of FAS No. 123, and (c) stock options and restricted stock units granted subsequent to February 1, 2006, based on the grant date fair value, estimated in accordance with the provisions of FAS No. 123(R). Under the modified prospective transition method, results for prior periods are not restated. The adoption of FAS 123(R) did not affect the accounting for stock-based compensation expense related to restricted stock units. The fair value of a restricted stock unit is the market value of a share of the Company’s common stock on the date of grant of the restricted stock unit. This fair value is amortized on a straight-line basis over the related vesting period of the restricted stock unit.

The estimated fair value of SeaChange’s stock-based awards, less expected forfeitures, is amortized over the awards’ vesting period on a straight-line basis. The effect of recording stock-based compensation for the three and six month periods ended July 31, 2006 was as follows:

	For the Three Months Ended July 31, 2006	For the Six Months Ended July 31, 2006
	(Amounts in thousands, except per share amounts)
Stock-based compensation expense by type of award:
Stock options	$513	$1,133
Restricted stock units	170	286
Performance-based restricted stock units	35	35
Employee Stock Purchase Plan	173	285

Total stock-based compensation	891	1,739
Less: Tax effect on stock-based compensation	—	—

Net effect on net loss	$891	$1,739

Effect on net income (loss) per share
Basic	$(0.03)	$(0.06)
Diluted	$(0.03)	$(0.06)

Effect of stock-based compensation on income by line item:
Cost of product revenue	$26	$50
Cost of service revenue	58	111
Research and development expense	412	798
Sales and marketing expense	120	236
General and administrative expense	275	544
Income tax expense	—	—

Total effect related to stock-based compensation	$891	$1,739

SeaChange estimates the fair value of stock options, including purchases made pursuant to options granted under the ESPP, using the Black-Scholes valuation model. Key input assumptions used to estimate the fair value of stock options include the exercise price, the expected option term, the risk-free interest rate over the option’s expected term, the expected annual dividend yield and the expected stock price volatility. The expected option term was determined using the “simplified” method for “plain vanilla” options as allowed by SAB 107. The expected stock price volatility was established using a blended volatility, which is an average of the historical volatility of SeaChange’s common stock over a period of time equal to the expected term of the stock option, and the average volatility of SeaChange’s common stock over the most recent one-year and two-year periods. The historical stock price volatility excluded the Company’s secondary offering, completed in January 2002, because a similar event is not anticipated during the expected term of the stock options granted during the second quarter and first six months of fiscal 2007. SeaChange believes that the valuation technique and the approach utilized to develop the underlying assumptions are appropriate in calculating the fair values of SeaChange’s equity awards granted in the three and six months ended July 31, 2006. Estimates of fair values are not intended to predict actual future events or the value ultimately realized by the persons who receive equity awards.

The fair value of each option grant was estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions:

	Three months ended July 31, 2006			Six months ended July 31, 2006
	Options			Options
	Range	Weighted Average	ESPP	Range	Weighted Average	ESPP
Expected life (in years)	4 - 5	4.5	0.5	4 - 5	4.5	0.5
Expected volatility	57%	57%	47%	57% - 58%	58%	47%
Risk-free interest rate	5%	5%	5%	5%	5%	4%
Expected dividend yield	—	—	—	—	—	—

Pro Forma Information Under SFAS 123 and APB 25

Prior to February 1, 2006, SeaChange accounted for its stock plans under the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations (“APB 25”) and provided pro forma disclosures as though the fair value method in accordance with SFAS No. 123, “Accounting for Stock-Based Compensation,” (“SFAS 123”), as amended by SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure, An Amendment of SFAS No. 123”.

The pro forma information for the three and six months ended July 31, 2005 was as follows:

(Amounts in thousands, except share amounts)	Three months ended July 31, 2005	Six months ended July 31, 2005
Net loss, as reported	$(6,556)	$(7,134)
Less: Stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	4,072	5,972

Pro forma net loss	$(10,628)	$(13,106)

Basic loss per share
As reported	$(0.23)	$(0.25)
Pro forma	$(0.38)	$(0.46)

Diluted loss per share
As reported	$(0.23)	$(0.25)
Pro forma	$(0.38)	$(0.46)

The fair value of SeaChange’s stock-based awards granted during the three and six month periods ended July 31, 2005 was estimated on the grant date using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Three months ended July 31, 2005 Options	Six months ended July 31, 2005 Options
Expected life (in years)	7.5 years	7.5 years
Expected volatility	80.0%	82.5%
Risk-free interest rate	3.5%	3.3%
Expected dividend yield	—	—

On January 26, 2006, the Company accelerated the vesting of certain unvested stock options with exercise prices equal to or greater than $9.00 per share that were previously awarded to its employees, including its executive officers and non-employee directors, under the Company’s equity compensation plans. This decision was the principal reason for the lower stock-based compensation expense recorded in the three and six month periods ending July 31, 2006 compared to the pro forma expense for the three and six month periods ending July 31, 2005.

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

Option awards may be granted to employees at an exercise price per share of not less than 100% of the fair market value per common share on the date of the grant (not less than 110% for an incentive stock option granted to a 10% or more stockholder). Incentive stock options may be granted only to those employees of SeaChange to the extent that the fair value of the options granted that become exercisable during any one calendar year plus previously granted incentive stock options that become exercisable in that period is less than $100,000. Restricted stock units and other equity-based non-stock option awards may be granted to any officer, employee, director or consultant at a purchase price per share as determined by SeaChange’s Board of Directors. Awards granted under the 2005 Plan generally vest over three years and expire seven years from the date of the grant (five years for incentive stock options granted to holders of more than 10% of SeaChange’s voting stock). As of July 31, 2006, there were 523,000 shares of SeaChange common stock available for grant under the 2005 Plan.

Stock options granted under the Company’s 1995 Plan generally vest ratably over four years and generally expire ten years from the date of the grant (five years for incentive stock options granted to holders of more than 10% of SeaChange’s voting stock).

The following table summarizes the stock option activity as of and for the six months ended July 31, 2006:

	Shares	Weighted average exercise price	Weighted average remaining contractual term	Aggregate Intrinsic Value
			(In years)
Outstanding at January 31, 2006	6,449,857	$14.91
Granted	210,666	$7.83
Exercised	(50,494)	$7.20
Forfeited/expired/cancelled	(309,780)	$14.71

Outstanding at July 31, 2006	6,300,249	$14.77	6.50	$746,000

Options exercisable at July 31, 2006	5,347,646	$16.12	6.48	$709,000

The weighted-average grant date fair value of stock options granted during the three and six months ended July 31, 2006 was $3.36 and $3.95, respectively. The weighted-average grant date fair value of stock options granted during the three and six months ended July 31, 2005 was $5.78 and $7.26, respectively. As of July 31, 2006, the unrecognized stock-based compensation related to the unvested stock options was $2.0 million including estimated forfeitures. Total unrecognized compensation cost will be adjusted for any future changes in estimated changes in forfeitures. This cost will be recognized over an estimated weighted average amortization period of 1.1 years.

The total intrinsic value of options exercised during the three and six months ended July 31, 2006 was $14,000 and $110,000, respectively, with intrinsic value defined as the difference between the market price on the date of exercise and the grant date price.

The following table summarizes information about employee and director stock options outstanding and exercisable as of July 31, 2006:

	Options outstanding at July 31, 2006			Options exercisable at July 31, 2006
	Number outstanding	Weighted average remaining Contractual term (years)	Weighted average exercise price	Number exercisable	Weighted average exercise price
Range of exercise prices
$ 4.00 to 6.20	720,710	4.65	$5.59	657,363	$5.55
6.25 to 7.00	794,421	6.37	6.89	227,382	6.94
7.11 to 10.33	722,056	6.36	8.63	399,840	9.09
10.37 to 13.24	719,255	6.93	12.04	719,255	12.04
13.31 to 14.47	777,957	6.92	13.99	777,957	13.99
14.56 to 16.56	642,429	6.93	15.63	642,429	15.63
17.26 to 23.31	1,155,676	6.78	21.02	1,155,676	21.02
24.10 to 34.00	706,695	6.93	29.93	706,695	29.93
35.50 to 35.50	26,250	6.93	35.50	26,250	35.50
39.13 to 39.13	34,800	6.93	39.13	34,800	39.13

	6,300,249	6.50	$14.77	5,347,647	$16.12

Restricted Stock Units

Pursuant to the 2005 Plan, SeaChange may grant restricted stock units that entitle recipients to acquire shares of SeaChange’s common stock. Of the 1,500,000 shares of SeaChange’s common stock authorized for grant under the 2005 Plan, no more than twenty-five percent (375,000 shares) may be used for grants of restricted stock, restricted stock units or other non-stock option awards. Awards of restricted stock units vest in equal increments on each of the first three anniversaries of the grant of the award. Stock-based compensation expense associated with the restricted stock units is charged for the difference between the market value of the Company’s stock on the date of grant and the issuance price, assuming nominal forfeitures, and is amortized over the awards’ vesting period on a straight-line basis. As of July 31, 2006, there were 137,000 shares of SeaChange common stock available for grants of restricted stock, restricted stock units or other non-option awards under the 2005 Plan.

The following table summarizes the restricted stock unit activity as of and for the six months ended July 31, 2006:

	Shares	Weighted average grant date fair value
Nonvested at January 31, 2006	102,000	$8.01
Granted	136,000	$8.36
Vested	—	$—
Forfeited/expired/cancelled	—	$—

Nonvested at July 31, 2006	238,000	$8.21

As of January 31, 2006, the unrecognized stock-based compensation related to the unvested restricted stock units was $800,000. FAS 123(R) requires forfeitures to be estimated at the time of grant and revised in subsequent periods if actual forfeitures differ from those estimates.

As of July 31, 2006, the unrecognized stock-based compensation related to the unvested restricted stock units was $1.6 million. This cost will be recognized over an estimated weighted average amortization period of 2.5 years.

Employee Stock Purchase Plan

The Company’s Employee Stock Purchase Plan (“ESPP”) provides for the issuance of a maximum of 1,600,000 shares of common stock to participating employees who meet eligibility requirements. The authorized number of shares to be issued under the ESPP was increased from 1,100,000 to 1,600,000 by shareholder vote during the Company’s annual shareholder meeting in July 2006. Employees of SeaChange who elect to participate in the Company’s ESPP are able to purchase common stock at the lower of 85% of the fair market value of SeaChange’s common stock on the first or last day of the applicable six-month offering period. In the most recent period under the ESPP ended May 31, 2006, employees purchased an aggregate of 122,510 shares at a discounted price of $5.50 per share. As of July 31, 2006, 490,000 shares of common stock were available for issuance under the ESPP.

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

All stock options outstanding for the six months ended July 31, 2006 and all stock options outstanding for the three and six months ended July 31, 2005 were antidilutive based on the Company’s net losses. For the three months ended July 31, 2006, 5,690,000 shares were antidilutive based upon the average market price of the Company’s common stock for the period. For the six month ended July 31, 2006, 1,309,000 shares were antidilutive and were not included in the calculation of stock options outstanding as a result of the Company’s net loss. For the three and six months ended July 31, 2005, 6,082,000 and 6,093,000 shares, respectively, were antidilutive and were not included in the calculation of stock options outstanding as a result of the Company’s net loss.

Below is a summary of the shares used in calculating basic and diluted income (loss) per share for the periods indicated:

	Three months ended		Six months ended
	July 31, 2006	July 31, 2005	July 31, 2006	July 31, 2005
	(in thousands)
Weighted average shares used in calculating earnings per share—Basic	28,695	28,286	28,581	28,232
Dilutive common stock options	117	—	—	—

Weighted average shares used in calculating earnings per share—Diluted	28,812	28,286	28,581	28,232

5. Inventories

Inventories consist of the following:

	July 31, 2006	January 31, 2006
	(in thousands)
Components and assemblies	$11,257	$12,977
Finished products	8,633	6,322

	$19,890	$19,299

6. Comprehensive Income (Loss)

SeaChange’s comprehensive income (loss) was as follows:

	Three months ended		Six months ended
	July 31, 2006	July 31, 2005	July 31, 2006	July 31, 2005
	(in thousands)
Net income (loss)	$959	$(6,556)	$(3,396)	$(7,134)
Other comprehensive expense, net of tax:
Foreign currency translation adjustment, net of tax of $(4), $—, $20, and $—, respectively	(5)	(4)	102	(5)
Unrealized gain (loss) on marketable securities, net of tax of $53, $11, $18 and $15, respectively	62	(57)	93	(97)

Other comprehensive income (loss)	57	(61)	195	(102)

Comprehensive income (loss)	$1,016	$(6,617)	$(3,201)	$(7,236)

7. Income Taxes

For the six months ended July 31, 2006, the Company recorded an income tax benefit of $721,000 based on an estimated annual effective tax rate of 16%. The estimated net loss generated in fiscal 2007 is expected to be carried back to recover prior year taxes paid. For the six months ended July 31, 2005, the Company recorded an income tax benefit of $1.1 million based on an estimated annual effective tax rate of 13%. As of July 31, 2006, the Company has maintained the full valuation allowance against its net U.S. deferred tax assets primarily due to the uncertainties related to the Company’s ability to generate sufficient pre-tax income in fiscal 2007 and thereafter. If SeaChange generates sufficient future pre-tax income, some portion or all of the valuation allowance would be reversed and a corresponding increase in net income would be reported.

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

	Three months ended		Six months ended
	July 31, 2006	July 31, 2005	July 31, 2006	July 31, 2005
	(in thousands)
Revenues
Broadband hardware, software and systems	$24,058	$13,752	$40,352	$31,973
Broadcast hardware, software and systems	5,233	696	6,970	2,542
Services	16,475	11,747	31,685	23,192

Total	$45,766	$26,195	$79,007	$57,707

Cost of revenues
Broadband hardware, software and systems	$8,519	$9,290	$16,339	$19,219
Broadcast hardware, software and systems	4,777	934	6,473	2,528
Services	8,654	6,790	16,998	13,271

Total	$21,950	$17,014	$39,810	$35,018

Gross profit
Broadband hardware, software and systems	$15,539	$4,462	$24,013	$12,754
Broadcast hardware, software and systems	456	(238)	497	14
Services	7,821	4,957	14,687	9,921

Total	$23,816	$9,181	$39,197	$22,689

SeaChange does not allocate assets and liabilities to the segments other than the intangible assets and goodwill acquired in connection with its acquisitions. The following table summarizes intangible assets and goodwill by reportable segment:

	July 31, 2006	January 31, 2006
	(in thousands)
Intangible Assets and Goodwill
Broadband	$21,496	$23,711
Services	16,948	15,572

Total	$38,444	$39,283

The following table summarizes revenues by geographic locations:

	Three months ended		Six months ended
	July 31, 2006	July 31, 2005	July 31, 2006	July 31, 2005
	(in thousands)
Revenues
United States of America	$31,776	$14,471	$53,288	$35,898
United Kingdom	9,751	4,429	17,719	9,603
Canada and South America	1,497	4,690	2,846	7,076
Europe and Middle East (excluding the United Kingdom)	1,164	1,421	1,878	2,359
Asia Pacific and other international locations	1,578	1,184	3,276	2,771

Total	$45,766	$26,195	$79,007	$57,707

The following summarizes revenues by significant customer where such revenue exceeded 10% of total revenues for the indicated period:

	Three months ended		Six months ended
	July 31, 2006	July 31, 2005	July 31, 2006	July 31, 2005
Customer A	40%	23%	37%	28%
Customer B	17%	17%	18%	16%

International sales accounted for approximately 31% and 45% of total revenues in the three-month periods ended July 31, 2006 and 2005, respectively. International sales accounted for approximately 33% and 38% in the six-month periods ended July 31, 2006 and 2005, respectively. For the three and six month periods ended July 31, 2006 and 2005, substantially all sales of the Company’s systems were made in United States dollars. Therefore, SeaChange has not experienced any material impact from fluctuations in foreign currency exchange rates on our results of operations or financial position. If this practice changes in the future, the Company will reevaluate its foreign currency exchange rate risk.

At July 31, 2006, two customers accounted for 44% and 20%, respectively, of the accounts receivable and unbilled receivables balances, and at January 31, 2006, two customers accounted for 30% and 17%, respectively, of SeaChange’s accounts receivable and unbilled receivables balances. During the first quarter of fiscal 2007, two of SeaChange’s customers, NTL Incorporated and Telewest Global, Inc., merged, and consequently, the Company’s customer information for fiscal 2006 has been revised to reflect this merger.

9. Acquisitions

ON Demand Group Limited

In the third quarter of fiscal 2006, SeaChange purchased the remaining 72.4% of the outstanding capital stock of the On Demand Group Limited (“ODG”), a company incorporated under the laws of the United Kingdom. As a result of this acquisition, SeaChange owned 100% of ODG and acquired a 33.3% equity investment in Filmflex. As a wholly owned subsidiary, the financial position and results of operations of ODG have been consolidated subsequent to the acquisition date.

Two of the former shareholders of ODG, Andrew Birchall and Anthony Kelly, became executive officers of SeaChange in conjunction with the acquisition, and the other two former shareholders of ODG are immediate family members of Mr. Kelly. The purchase agreement provides for additional contingent consideration to the former shareholders of ODG, if ODG meets certain annual performance goals related to net income in three specified measurement periods over the period ending January 31, 2008. SeaChange may pay up to a maximum aggregate contingent consideration of $11,000,000 (based on the exchange rate in effect at July 31, 2006 as any contingent consideration is to be made in British Pounds Sterling), including up to 50% payable in shares of SeaChange common stock, par value $0.01 per share, with the remainder payable in cash provided that these performance goals are met. The contingent consideration is comprised of three installments, each to be made annually, which began with the year ended January 31, 2006, for annual baseline amounts of $2.2 million, $2.2 million and $4.3 million, respectively. These amounts are subject to upward and downward adjustment based on the actual net income related performance of ODG, as clarified in the agreement, during these periods, provided that the aggregate maximum contingent consideration payable is the sum of these baseline amounts plus a maximum of $2.3 million. The contingent consideration will be recorded as an additional cost of the purchase and recorded as goodwill if the performance measures are met by ODG and it becomes payable. On January 31, 2006, the first earnout measurement period ended and the Company recorded an additional $2.8 million (USD equivalent) of goodwill to reflect the earned contingent consideration based upon the actual performance of ODG. In May 2006, the Company paid $3.0 million (USD equivalent) to satisfy this obligation. On June 30, 2006, SeaChange and the former stockholders of ODG amended the original purchase agreement to provide for the acceleration of the second installment of contingent consideration (for the year ended January 31, 2007) in exchange for the issuance to the sellers of 341,360 shares of SeaChange’s common stock having a fair market value of $2.3 million as of the date of the amendment. Consequently, the Company recorded an additional $2.3 million of goodwill to reflect the accelerated second installment of contingent consideration. Pro forma results of operations are not presented as the acquisition of ODG was determined not to be significant to the Company’s consolidated financial statements.

Liberate Technologies Non-North America Business

In the second quarter of fiscal 2006, SeaChange acquired substantially all of the assets of Liberate Technologies’ business outside of North America. The financial position and results of operations of Liberate Technologies former non-North American business have been consolidated subsequent to the acquisition date.

The Liberate acquisition was determined to be significant to the Company’s consolidated financial position. The following pro forma revenue, net loss and loss per share for three and six months ended July 31, 2005, give effect to the merger of SeaChange and Liberate Technologies’ non-North American business as if it occurred on February 1, 2005:

	Three months ended July 31, 2005	Six months ended July 31, 2005
Pro forma revenues	$26,352	$58,435
Pro forma net (loss) income	$(8,553)	$(10,461)

Pro forma (loss) earnings per share:
Basic	$(0.30)	$(0.37)
Diluted	$(0.30)	$(0.37)

The pro forma net loss and loss per share for the period presented includes adjustments for amortization of intangibles, interest income and tax rate changes. This pro forma information does not purport to indicate the results that would have actually been obtained had the acquisition been completed on the assumed date or for the periods presented, or which may be realized in the future.

ZQ Interactive, Ltd.

In the second quarter of fiscal 2005, SeaChange acquired all of the outstanding stock of ZQ Interactive, Ltd., a company incorporated in the British Virgin Islands with its principal office in Shanghai, China. According to the terms of the purchase agreement, $1.0 million of the purchase price was to be paid to the sellers in two equal annual installments of $500,000 on May 17, 2005 and 2006. The Company deposited the $1 million into escrow in 2004. The first $500,000 installment was paid in July 2005, and the second and final installment of $500,000 was paid in July 2006. The financial position and results of operations of ZQ Interactive have been consolidated subsequent to the acquisition date.

10. Goodwill and Intangible Assets

At July 31, 2006 and January 31, 2006, the Company had goodwill of $22.7 million and $20.4 million, respectively. The change in the carrying amount of goodwill for the six months ended July 31, 2006 is as follows:

	Broadband Segment	Service Segment	Total
	(in thousands)
Balance at January 31, 2006	$11,169	$9,210	$20,379
Goodwill acquired—ODG	—	2,302	2,302

Balance at July 31, 2006	$11,169	$11,512	$22,681

SeaChange evaluates goodwill for impairment on, at least, an annual basis. In the second quarter, SeaChange completed its annual evaluation for the recoverability of goodwill associated with the Broadband segment acquisitions including the non-North American business of Liberate Technologies, ZQ Interactive, Ltd., and GuestServe Networks, Inc. SeaChange’s analysis determined that there was no goodwill impairment.

At July 31, 2006 and January 31, 2006, the Company had recorded net intangible assets of $15.8 million and $18.9 million respectively, consisting of customer contracts, patents, completed technology and trademarks.

Intangible assets, net, consisted of the following:

Intangible Assets	Patents	Customer Contracts	Completed Technology	Trademark and Other	Total
Outstanding as of January 31, 2006	$5,423,000	$18,594,000	$2,999,000	$1,008,000	$28,024,000
Current period additions	—	—	—	—	—

Outstanding as of July 31, 2006	$5,423,000	$18,594,000	$2,999,000	$1,008,000	$28,024,000

Accumulated Amortization	Patents	Customer Contracts	Completed Technology	Trademark and Other	Total
Outstanding as of January 31, 2006	$5,423,000	$1,948,000	$1,343,000	$406,000	$9,120,000
Current period amortization	—	2,712,000	308,000	121,000	3,141,000

Outstanding as of July 31, 2006	$5,423,000	$4,660,000	$1,651,000	$527,000	$12,261,000

Intangible Assets, net as of July 31, 2006	$—	$13,934,000	$1,348,000	$481,000	$15,763,000

Total amortization expense for intangible assets was $1.6 million and $332,000 for the three months ended July 31, 2006 and 2005, respectively. Amortization expense for intangible assets was $3.1 million and $391,000 for the six months ended July 31, 2006 and 2005, respectively. In the three and six month periods ended July 31, 2006, $160,000 and $320,000 were charged to cost of product revenues. No amortization was charged to the cost of products sold in fiscal 2006. The balance of the fiscal 2007 and the full amount of fiscal 2006 amortization were charged to operating expenses. Amortization expense is estimated to be approximately $6.3 million in fiscal 2007, $3.5 million in fiscal 2008, $2.7 million in fiscal 2009, $2.7 million in fiscal 2010, $1.7 million in fiscal 2011 and $1.0 million in fiscal 2012.

11. Commitments and Contingencies

Litigation

SeaChange and nCube Corporation (now C-Cor Incorporated) concluded its litigation regarding SeaChange’s Patent No. 5,862,312 and nCube’s Patent No, 5,805,804 in April 2006. On April 6, 2006, the United States District Court for the District of Delaware entered orders for (1) a permanent injunction barring SeaChange from making, using, selling or offering to sell within the United States or importing into the United States the SeaChange Interactive Television System that was found by the jury and adjudged to infringe the adjudicated claims of the ‘804 patent and (2) damages, attorneys’ fees, costs and interest of $8,021,000 through April 20, 2006 which was paid to C-COR Incorporated on April 20, 2006 as the successor in interest to nCube. After the original court decision, SeaChange did not ship any of its Interactive Television Systems until it had implemented a revised version which it believes does not infringe the nCube ‘804 patent. Therefore, SeaChange believes that the injunction will not have an impact on SeaChange’s ability to ship product or meet customer demands. The parties have agreed to a stipulated dismissal of all remaining issues in this matter, without prejudice. Proceedings in the cases are completed. A complete summary of the matter is included in SeaChange’s quarterly report on Form 10-Q filed with the Securities and Exchange Commission on June 9, 2006.

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

SeaChange enters into agreements in the ordinary course of business with customers, resellers, distributors, integrators and suppliers. Most of these agreements require SeaChange to defend and/or indemnify the other party against intellectual property infringement claims brought by a third party with respect to SeaChange’s products. From time to time, SeaChange also indemnifies customers and business partners for damages, losses and liabilities they may suffer or incur relating to personal injury, personal property damage, product liability, and environmental claims relating to the use of SeaChange’s products and services or resulting from the acts or omissions of SeaChange, its employees, authorized agents or subcontractors. For example, in a letter dated May 16, 2005 from Cablevision Systems Corp., in a letter dated May 19, 2005 from Time Warner Cable, Inc., and in a letter dated July 22, 2005 from Insight Communications Company, Inc., all SeaChange customers, SeaChange and other suppliers were notified that each party was served on May 3, 2005, April 25, 2005 and April 26, 2005 respectively with a complaint by Acacia Media Technologies, Corp. for allegedly infringing U.S. Patent Nos.: 5,132,992; 5,253,275; 5,550,863; and 6,144,702 by providing broadcast video and video-on-demand services to end user customers. In addition, in a letter dated August 4, 2006 from Cox Communications, Inc. and in a letter dated June 29, 2006 from Time Warner Inc., SeaChange and other suppliers were notified that each party was served on June 13, 2006 with a complaint by USA Video Technology Corporation for allegedly infringing U.S. Patent No. 5,130,792 by providing video-on-demand services to end use customers. These customers have requested SeaChange’s support under its indemnification obligations. SeaChange continues to review its potential obligations under its indemnification agreements with these customers, in view of the claims by Acacia and USA Video Technology Corporation and the indemnity obligations to these customers from other vendors that also provided equipment and services to these customers.

SeaChange warrants that its products, including software products, will substantially perform in accordance with its standard published specifications in effect at the time of delivery. Most warranties have at least a one year duration that generally commence upon installation. In addition, SeaChange provides maintenance support to all customers and therefore allocates a portion of the product purchase price based on the fair value of the maintenance and support to the initial warranty period and recognizes revenue on a straight line basis over that warranty period related to both the warranty obligation and the maintenance support agreement. When SeaChange receives revenue for extended warranties beyond the standard duration, it is deferred and recognized on a straight line basis over the contract period. Related costs are expensed as incurred. As of July 31, 2006 and January 31, 2006, SeaChange had revenue deferrals related to initial and extended warranties of $14.3 million and $16.5 million, respectively.

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

12. Investments in Affiliates

In the second quarter of fiscal 2006, the Company invested $8.2 million in convertible preferred stock, which may convert to a 19.8% common stock interest, of Casa Systems, Inc. (“Casa”), a Massachusetts development stage company that specializes in video-on-demand products within the telecommunications and television markets. SeaChange determined that Casa was a variable interest entity (“VIE”) as defined by the accounting guidance of FIN No. 46R. However, SeaChange concluded that it is not the primary beneficiary in Casa. In addition, the Company determined that its investment in Casa should be accounted for under the cost method of accounting since this investment contains a substantive liquidation preference over Casa’s common stock under the guidelines of EITF 02-14, “Whether the Equity Method of Accounting Applies When an Investor Does Not Have an Investment in Voting Stock of an Investee but Exercises Significant Influence through Other Means.”

In the first quarter of fiscal 2006, the Company invested $2.0 million for 5.9 million shares of 8% cumulative convertible preferred stock of InSite One, Inc (“InSite”). This investment represented approximately 11% of the total capital stock of InSite. In conjunction with the Stock Purchase Agreement, SeaChange and InSite entered into a Master Purchase Agreement in which InSite agreed to purchase SeaChange digital storage products and services under the terms and conditions defined in the agreement. Under the terms of this agreement and during the quarter ended July 31, 2006, SeaChange recorded revenue for equipment sold to InSite. In exchange for the equipment, InSite issued a convertible note receivable to SeaChange in the amount of $407,000, with an interest rate of 9% per annum. Since the note is convertible into equity securities only at the option of the issuer, the Company considers the convertible note receivable to be an additional investment in InSite rather than extended financing for the sale of equipment. The sale of equipment is considered substantive due to the utility of the equipment to InSite and to the customer’s ability to pay for the equipment without the additional financing. The note receivable will mature on June 30, 2007 and is included in “Prepaid expenses and other current assets” on the Consolidated Balance Sheet.

SeaChange periodically reviews indicators of the fair value of its investments in affiliate companies in order to assess whether available facts or circumstances, both internally and externally, may suggest an other than temporary change in the fair value of the investment. There was no indication of an other than temporary decline in fair value as of July 31, 2006.

13. New Accounting Pronouncements

In February 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 155, “Accounting for Certain Hybrid Financial Instruments – an amendment of FASB Statements No. 133 and 140” (SFAS No. 155). SFAS No. 155 permits a fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that would otherwise require bifurcation. This accounting standard is effective as of the beginning of fiscal years beginning after September 15, 2006. The effect of adopting SFAS No. 155 on the Company’s financial position and results of operations will be immaterial.

In March 2006, the FASB issued Statement of Financial Accounting Standards No. 156, “Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140” (SFAS No. 156). SFAS No. 156 requires that servicing assets and servicing liabilities be recognized at fair value, if practicable, when a company enters into a servicing agreement and allows two alternatives, the amortization and fair value measurement methods, as subsequent measurement methods. This accounting standard is effective for all new transactions occurring as of the beginning of fiscal years beginning after September 15, 2006. The adoption of SFAS No. 156 on the Company’s financial position and results of operations will be immaterial.

In June 2006, the FASB ratified the consensus reached by the EITF on Issue No. 06-3, How Taxes Collected from Customers and Remitted to Governmental Authorities Should be Presented in the Income Statement (That Is, Gross Versus Net Presentation) (“EITF 06-3”). EITF 06-3 includes any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer and may include, but is not limited to, sales, use, value added, and some excise taxes. EITF 06-3 concludes that the presentation of taxes on either a gross (included in revenues and costs) or a net (excluded from revenues) basis is an accounting policy decision that should be disclosed. In addition, for any such taxes that are reported on a gross basis, a company should disclose the amounts of those taxes in interim and annual financial statements for each period for which an income statement is presented if those amounts are significant. The provisions of EITF 06-3 should be applied to financial reports for interim and annual reporting periods beginning after December 15, 2006, with earlier adoption permitted. The Company is currently evaluating the provisions of EITF 06-3.

In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. This Interpretation is effective for fiscal years beginning after December 15, 2006, with earlier adoption permitted. The Company is currently evaluating the provisions of FIN 48.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

We have three reportable segments: Broadband, Broadcast and Services. The Broadband segment includes hardware, software and systems, such as our digital advertising and video-on-demand products that digitally manage, store and distribute digital video for cable system operators and telecommunications companies. The Broadcast segment includes products for the storage, archival, on-air playback of advertising and other video programming for the broadcast television industry. Our hardware, software and systems (“product”) revenues are comprised of sales originating from our Broadband and Broadcast segments. The Services segment is comprised of revenue related to professional services, media content services, installation, training, project management, product maintenance and technical support for the above products.

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

Our operating results are significantly influenced by a number of factors, including the mix of products sold and services provided, pricing, costs of materials used in our products and the expansion of our operations during the fiscal year. We price our products and services based upon our costs and consideration of the prices of competitive products and services in the marketplace. The costs of our products primarily consist of the costs of components and subassemblies that have generally declined from product introduction to product maturity. As a result of the growth of our business, our operating expenses have historically increased in the areas of research and development, selling and marketing, customer service and support and administration. In the current state of the economy, we currently expect that our Broadband and Broadcast customers may still have limited capital spending budgets as we believe they are dependent on advertising revenues to fund their capital equipment purchases. Accordingly, we expect our financial results to vary from quarter to quarter and our historical financial results are not necessarily indicative of future performance. We also expect our operating expenses to increase in sequential periods in the future as a result of acquiring Liberate’s non-North American business in the second quarter of fiscal 2006 and ODG’s business in the third quarter of fiscal 2006. In light of the higher proportion of our international business due, in part, to the recent acquisitions of European-based businesses from Liberate Technologies and ODG, we expect movements in foreign currency exchange rates to have a greater impact on our operating results and the equity section of our balance sheet in the future.

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

In the six months ended July 31, 2006, our total revenues increased 37% to $79.0 million from the same period in the prior year. The increase in revenues is attributed to both our product and services. Product (hardware, software and systems) revenue increased 37% to $47.3 million in the six months ended July 31, 2006 over the same period in fiscal 2006. Revenues from video-on-demand products increased 33% to $36.9 million in the six months ended July 31, 2006 compared to the same period in the previous fiscal year. This increase in video-on-demand product revenues reflects $13.0 million of software development revenue recognized under the percentage-of-completion accounting method. The software development revenue was derived primarily from a master agreement with Comcast for video-on-demand systems, software development and services as well as contracts with cable operators in Europe that were acquired as part of the Liberate acquisition in the second quarter of fiscal 2006, partially offset by a 14% decline in other video-on-demand product revenues from other cable operators. A significant portion of the software development revenue generated in the second quarter from the Comcast agreement related to efforts undertaken in prior quarters.

Our advertising revenue, which is included in our Broadband segment decreased 21% to $3.4 million in the six months ended July 31, 2006 from the same period in fiscal 2006 due mainly to delayed orders for new products. Our Broadcast revenue increased 174% to $7.0 million in the six months ended July 31, 2006 from the same period in fiscal 2006. The increase in Broadcast revenue is due mainly to a $3.6 million product order from the U.S. government that was shipped in the quarter ended July 31, 2006.

Services revenue increased 37% to $31.7 million in the six months ended July 31, 2006 over the same period in fiscal 2006. The growth in Services revenue is primarily attributable to the media content services provided by the On Demand Group (ODG) which was acquired in September 2005, an accelerated schedule of higher value installations in our core services, and growth in SeaChange Interactive (formerly Digital Video Arts) professional services revenues.

The Company’s gross profit as a percentage of revenue increased 11 percentage points to 50% in the six months ended July 31, 2006 over the same period in fiscal 2006. The increase was primarily due to higher margin recorded on software development contract revenues under the percentage of completion accounting method and the execution of the agreement with Comcast which allowed the Company to realize revenue for which software development expenses had been recognized in prior quarters. In addition, last year’s second quarter product margins were unusually low due to higher than normal costs incurred to fulfill Broadcast customer orders and lower Broadcast revenue.

Our operating expenses increased $11.8 million or 37% in the six months ended July 31, 2006 over the six months ended July 31, 2005. This increase is principally attributable to a $2.7 million increase in our middleware research and development activities, $5.1 million in expenses resulting from our acquisitions of the non-North America Business of Liberate Technologies and ODG in fiscal 2006, and a $1.6 million expense resulting from the adoption of SFAS 123(R), effective February 1, 2006, which requires the measurement and recognition of compensation expense for equity awards (see Note 3 for further discussion). We expect year-over-year operating expenses to continue to increase in fiscal 2007 due to continued expansion of our research and development activities, continued SFAS 123(R) expenses and the consolidation of the businesses acquired in fiscal 2006.

Our higher revenue offset by higher operating expenses resulted in a net loss of $3.4 million or $0.12 per diluted share in the six months ended July 31, 2006 as compared to a net loss of $7.1 million or $0.25 per diluted share in the same period in fiscal 2006.

Summary of Critical Accounting Policies; Significant Judgments and Estimates

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make significant estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. These items are regularly monitored and analyzed by management for changes in facts and circumstances, and material changes in these estimates could occur in the future. Changes in estimates are recorded in the period in which they become known. We base our estimates on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. A summary of our accounting policies that we believe are most critical to fully understand and evaluate our financial results are set forth in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 17, 2006.

Certain of our accounting policies require higher degrees of judgment than others in their application. These include revenue recognition on long-term multiple element arrangements that include software development and service elements, possible impairments of investments, long-lived assets, and goodwill, inventory valuation, reserves for uncollectible accounts receivable, contingencies and litigation, income taxes, and inputs related to stock-based compensation calculations. We believe the following critical accounting policies require more significant judgments and estimates used in the preparation of our consolidated financial statements:

Revenue recognition

Revenue from software development contracts that include significant modification or customization, including software product enhancements, is recognized utilizing the percentage of completion contract accounting method based on the labor efforts expended in relation to estimates of total labor efforts to complete the contract. Efforts to complete the contract are measured based on the time expected to be incurred. For contracts, where some level of profit is assured but we are only able to estimate ranges of amounts of total contract revenue and total contract cost, we use the lowest probable level of profits in accounting for the contract revenues and costs.

Stock-based compensation

On February 1, 2006, we adopted SFAS 123(R), which requires the measurement and recognition of compensation for all stock-based awards made to employees and directors including stock options and employee stock purchases under a stock purchase plan based on estimated fair values. We use the Black-Scholes option pricing model as our method of valuation for stock-based awards. Our determination of the fair value of stock-based awards on the date of grant using an option pricing model is affected by our historical stock price as well as key assumptions including the expected life of the award, the expected stock price, volatility over the term of the award and actual and projected exercise behaviors. Since the fair value measurements of stock-based awards depend upon highly subjective assumptions, other reasonable assumptions could provide differing results.

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

Valuation of investments, long-lived assets, and goodwill

Long-lived assets include property and equipment, goodwill, intangible assets, investments in affiliates and purchased software development for resale. We periodically review for the existence of facts or circumstances, both internal and external, that may suggest an asset is not recoverable—that is, the carrying amount of the asset exceeds the sum of the undiscounted cash flows expected to result from the asset’s use and eventual disposition in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Goodwill, specifically, is evaluated for impairment on, at least, an annual basis in accordance with SFAS No. 142, Goodwill and Other Intangible Assets. Factors we consider important that could trigger the impairment review include:

•	significant underperformance relative to historical or projected future operating results;

•	significant negative industry or economic trends;

•	significant decrease in the market value of the long-lived asset;

•	significant adverse change to the extent or manner in which a long-lived asset is being used or in its physical condition;

•	significant adverse change in legal factors or in the business climate that could affect the value of a long-lived asset;

•	significant decline in our stock price for a sustained period;

•	significant decline in our technological value as compared to the market;

•	a reduction in our market capitalization relative to net book value; and

•	the inability of an affiliate to obtain future funding or successfully execute its business plan.

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

Inventory valuation

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

Allowance for uncollectible accounts receivable

We maintain allowances for specific doubtful accounts and general categories of accounts based on estimates of losses resulting from the inability of our customers to make required payments and record these allowances as a charge to general and administrative expenses. We monitor payments from customers and assess any collection issues. We perform ongoing credit evaluations of customers’ financial condition but generally do not require collateral. For some international customers, we require an irrevocable letter of credit to be issued by the customer before the purchase order is accepted. Our allowance for doubtful accounts is based on historical collections and write-off experience, current trends, credit assessments, and other analysis of specific customer situations.

Contingencies

We periodically evaluate all pending or threatened contingencies or commitments, if any, that are reasonably likely to have a material adverse effect on our operations or financial position. We assess the probability of an adverse outcome and determine if it is remote, reasonably possible or probable as defined in SFAS No. 5, Accounting for Contingencies. If information available prior to the issuance of our financial statements indicates that it is probable that an asset has been impaired or a liability has been incurred at the date of our financial statements, and the amount of the loss, or the range of probable loss can be reasonably estimated, then such loss is accrued and charged to operations. If no accrual is recorded for a loss contingency because one or both of the conditions pursuant to SFAS No. 5 are not met, but the probability of an adverse outcome is at least reasonably possible, we will disclose the nature of the contingency and provide an estimate of the possible loss or range of loss, or disclose that such an estimate cannot be made.

Three Months Ended July 31, 2006 Compared to the Three Months Ended July 31, 2005

Revenues

Product Revenues. Our product revenue consists of sales of hardware, software and systems from our Broadband and Broadcast segments.

	Three months ended July 31,
	2006	2005
Broadband revenues:
Video-on-demand products	$23,179,000	$12,029,000
Advertising products	879,000	1,723,000

Total Broadband Revenues	24,058,000	13,752,000
Broadcast revenues:	5,233,000	696,000

Total Product Revenues	$29,291,000	$14,448,000

Product revenues increased 103% to $29.3 million in the three months ended July 31, 2006 from $14.4 million in the three months ended July 31, 2005. Revenues from the Broadband segment, which accounted for 82% and 95% of total product revenues in the three months ended July 31, 2006 and July 31, 2005, respectively, increased to $24.1 million in the three months ended July 31, 2006 from $13.8 million in the three months ended July 31, 2005. Video-on-demand hardware, software and systems revenues increased to $23.2 million for the three months ended July 31, 2006 as compared to $12.0 million for the three months ended July 31, 2005. Video-on-demand product revenue for the three months ended July 31, 2006 included $10.3 million of software development contract revenues associated with both the execution of the multi-element arrangement with Comcast at the end of July 2006 that was accounted for using the percentage of completion method of accounting and the middleware software contracts acquired from Liberate Technologies in July 2005. A significant portion of the software development revenue generated in the second quarter from the Comcast agreement related to efforts undertaken in prior quarters. Only $53,000 of software development contract revenues were recorded in the second quarter of fiscal 2006. Advertising revenues were approximately $900,000 for the three months ended July 31, 2006 as compared to $1.7 million for the three months ended July 31, 2005.

Broadcast segment revenues were $5.2 million in the three months ended July 31, 2006 compared to $696,000 in the three months ended July 31, 2005. The increase in Broadcast revenue is due mainly to a $3.6 million sale to the U.S. government.

We expect future revenue growth year-over-year, if any, to come principally from our video-on-demand products as telecommunications companies, both in North America and internationally, begin to deploy video-on-demand systems, North American cable companies continue to expand their existing deployments of video-on-demand systems, and we expand our existing product line of video-on-demand offerings with new products and services. We believe that there will be an increased demand for digital advertising insertion systems, which will offset the decline in demand for analog advertising systems.

Services Revenues. Our Services revenues consist of fees for installation, training, project management, product maintenance and technical support, professional services, and movie content services. Our Services revenues increased 40% to $16.5 million in the three months ended July 31, 2006 from $11.7 million in the three months ended July 31, 2005. This increase primarily resulted from $2.5 million of revenues from ODG’s media content services which were acquired in the third quarter of fiscal 2006, an accelerated schedule of higher value video-on-demand installations in our core services and growth in SeaChange Interactive (formerly Digital Video Arts) professional services revenues. Professional services revenues from SeaChange Interactive increased to $1.5 million in the three months ended July 31, 2006 from $815,000 in the three months ended July 31, 2005. Service revenues are expected to continue to grow year-over-year from our expanding installed base of products, SeaChange Interactive software development business, additional service offerings, and from the consolidation of ODG’s video content services throughout fiscal 2007.

For the three months ended July 31, 2006 two customers each accounted for more than 10% of our total revenues and collectively accounted for 57% of our total revenues, and the same two customers each accounted for more than 10% of our total revenues and collectively accounted for 40% of our total revenues for the three months ended July 31, 2005. Revenue from both customers was primarily in the Broadband segment. During the first quarter of fiscal 2007, two of our customers, NTL Incorporated and Telewest Global, Inc., merged, and consequently, the customer information for fiscal 2006 has been revised to reflect this merger. We believe that a significant amount of our revenues will continue to be derived from a limited number of customers.

International sales accounted for approximately 31% and 45% of total revenues in the three months ended July 31, 2006 and July 31, 2005, respectively. The U.S. and the United Kingdom each accounted for more than 10% and collectively accounted for 91% of total revenue for the three months ended July 31, 2006, and the U.S. and the United Kingdom each accounted for more than 10% and collectively accounted for 72% of total revenue for the three months ended July 31, 2005. The increase in revenues from the United Kingdom is primarily due to the expansion of the video-on-demand system deployments by United Kingdom cable operators, middleware software contract revenues generated from our U.K. customer contracts and the service revenues from the media content services provided by ODG since its acquisition in the third quarter of fiscal 2006. We expect that international products and services revenues will remain a significant portion of our business in the future. Since substantially all of our product sales are denominated in United States Dollars (USD), we have not experienced, nor do we expect to experience in the near term, any material impact from fluctuations in foreign currency exchange rates on our results of operations. With the acquisition of ODG, which has designated the British Pound Sterling (GBP) as its functional currency, their service sales, payable in GBP, provide a natural hedge for local currency payments. Thus, we do not expect to experience, nor have we experienced any material impact on our results from fluctuations in foreign currency transactions of ODG. However, since the ODG operation is translated to USD for reporting purposes, translation gains and losses, as a result of foreign currency rate fluctuations, are recorded in the equity section of our balance sheet. We continue to expect exposure in fluctuations in the USD/GBP exchange rate in the equity section of our balance sheet in the future.

Product Gross Profit. Costs of product revenues consist primarily of the cost of purchased material components and subassemblies, labor and overhead costs relating to the final assembly and testing of complete systems and related expenses and labor and overhead costs related to software development contracts. Costs of product revenues increased 30% to $13.3 million, or 45% of related product revenues, in the three months ended July 31, 2006 as compared to $10.2 million, or 71% of related product revenues, in the three months ended July 31, 2005. In the three months ended July 31, 2006, the increase in the costs of revenues primarily reflects the increased revenues. Product gross profit as a percentage of product revenues was 55% and 29% in the three months ended July 31, 2006 and 2005, respectively. Gross profit for the Broadband segment increased to 65% of revenues for the three months ended July 31, 2006 from 32% of revenues for the three months ended July 31, 2005. The increase in Broadband gross profit percentages is primarily due to higher margin recorded on software development contract revenues under the percentage of completion accounting method and the execution of the agreement with Comcast which allowed the Company to realize revenue for which software development expenses had been recognized in prior quarters. The software development customer contracts from Liberate Technologies were acquired in the second quarter of fiscal 2006. Gross profit for the Broadcast segment increased to 9% from (34%) for the three months ended July 31, 2006 and 2005, respectively. The increase in gross profit percentage is primarily due to unusually low gross profit in the quarter ended July 31, 2005 due to higher than normal costs incurred to fulfill Broadcast customer orders, and lower Broadcast revenue. Overall product gross profit for fiscal 2007 is expected to be higher than fiscal 2006 gross profit due to increased year-over-year revenues from our video-on-demand products.

Services Gross Profit. Cost of services revenues consist primarily of labor, materials and overhead relating to the installation, training, product maintenance and technical support, professional services, and project management provided by us and costs associated with providing video content services. Cost of services revenues increased 27% to $8.7 million or 53% of services revenues in the three months ended July 31, 2006 from $6.8 million or 58% of services revenues in the three months ended July 31, 2005, primarily due to higher revenue. The increase in Services gross profit as a percentage of revenues from 42% in the three months ended July 31, 2005 to 47% in the three months ended July 31, 2006 was primarily due to higher service labor absorption due to higher VOD service revenue and higher professional services revenue at SeaChange Interactive We expect that services gross profit for fiscal 2007 will be higher than fiscal 2006 services gross profit due to the growing installed base of systems and higher margin media services, but may be impacted by the timing of costs associated with our ongoing investment required to expand our service organization in order to support our installed base of systems, our new products and additional media service requirements.

Research and Development. Research and development expenses consist primarily of the compensation of development personnel, depreciation of development and test equipment and an allocation of related facilities expenses. Research and development expenses increased 26% from $8.5 million, or 32% of total revenues, in the three months ended July 31, 2005 to $10.7 million, or 23% of total revenues, in the three months ended July 31, 2006 primarily due to the hiring of additional development engineers related to middleware platform and software development and stock-based compensation expense of $412,000. We expect that research and development expenses will continue to increase in fiscal year 2007 as we continue our development of our new products and related enhancements.

Selling and Marketing. Selling and marketing expenses consist primarily of compensation expenses, including sales commissions, travel expenses and certain promotional expenses. Selling and marketing expenses increased 29% from $4.6 million or 18% of total revenues, in the three months ended July 31, 2005 to $5.9 million, or 13% of total revenues, in the three months ended July 31, 2006. Selling and marketing expenses did not rise as fast as the increase in revenue year-over-year, resulting in the decrease in selling and marketing expenses as a percentage of revenues. This increase in expense was primarily due to a $300,000 increase in new marketing initiatives at ODG, a $200,000 increase in additional commissions due to higher revenues, a $400,000 increase in staffing expenses and stock-based compensation expense of $120,000.

General and Administrative. General and administrative expenses consist primarily of the compensation of executive, finance, human resource and administrative personnel, legal and accounting services and an allocation of related facilities expenses. General and administrative expenses increased 37% from $3.5 million, or 13% of total revenues, in the three months ended July 31, 2005 to $4.8 million, or 10% of total revenues, in the three months ended July 31, 2006 due to the inclusion of ODG general and administrative expenses of $1.0 million following the Company’s acquisition in September 2005 and stock-based compensation expense of $275,000 in the quarter ended July 31, 2006.

Amortization of intangible assets. Amortization expense consists of the amortization of acquired intangible assets which are operating expenses and not considered costs of revenues. Amortization expense was $1.4 million in the three months ended July 31, 2006 and $332,000 in the three months ended July 31, 2005. The increase in amortization expense is attributable to the acquisitions of Liberate and ODG in the second and third quarters of fiscal 2006, respectively. The table below classifies the amortization expense by its source category, sales and marketing and general and administrative expense.

(Amounts in thousands)	For the three months ended July 31, 2006	For the three months ended July 31, 2005
Sales and marketing expense	$1,356	$—
General and administrative expense	54	332
Amortization expense	1,410	332

An additional $160,000 of amortization expense related to acquired technology was charged to cost of sales for the three months ended July 31, 2006.

Interest Income (Expense). Interest income was $295,000 in the three months ended July 31, 2006 and $528,000 in the three months ended July 31, 2005. Interest expense was $73,000 for the three months ended July 31, 2006 as compared to $6,000 for the three months ended July 31, 2005. The decrease in interest income is primarily due to the decrease in marketable securities during the quarter ended July 31, 2006 in comparison to the quarter ended July 31, 2005.

Equity Income in Earnings of Affiliates. Equity income in earnings of affiliates was $171,000 and $48,000 in the three months ended July 31, 2006 and 2005, respectively. The equity income in earnings of affiliates consists of our proportionate ownership share of the income under the equity method of accounting for Filmflex for the quarter ended July 31, 2006 and for ODG for the quarter ended July 31, 2005. Our proportionate ownership share of equity income is recorded one month in arrears for Filmflex and two months in arrears for ODG.

Income Tax Expense (Benefit). Our effective tax rate was 37% or $467,000 and (8%) or ($544,000) for the three months ended July 31, 2006 and 2005, respectively. These tax rates reflect estimated annual effective tax rates of (16%) and (13%) for fiscal 2007 and 2006, respectively. These estimated annual effective tax rates primarily differ from the 35% statutory tax rate due to carrying back of net operating losses in the U.S. to the extent that SeaChange can recover income tax paid in prior years. As of July 31, 2006, we maintained a full valuation allowance against our net deferred tax assets primarily due to the uncertainties related to our ability to generate pre-tax income for fiscal 2007 and thereafter. If we generate sufficient future pre-tax income, some portion or all of the valuation allowance could be reversed and a corresponding increase in net income would be reported in future periods.

Six Months Ended July 31, 2006 Compared to the Six Months Ended July 31, 2005

Revenues

Product Revenues. Product revenue increased 36% to $47.3 million in the six months ended July 31, 2006 from $34.5 million in the six months ended July 31, 2005. Revenue from the Broadband segment, which accounted for 85% and 93% of total product revenue in the six months ended July 31, 2006 and 2005, respectively, increased to $40.4 million in the six months ended July 31, 2006 from $32.0 million in the six months ended July 31, 2005. Video-on-demand hardware, software and systems revenue increased to $36.9 million for the six months ended July 31, 2006 as compared to $27.7 million for the six months ended July 31, 2005. Included in the video-on-demand revenue for the six months ended July 31, 2006 was $13.0 million of software development revenue related to the VOD Purchase Agreement with Comcast, signed during the quarter ended July 31, 2006 and software development revenue from the middleware contracts acquired from Liberate Technologies in July 2005. A significant portion of the software development revenue generated in the six months ended from the Comcast agreement related to efforts undertaken in prior quarters. Only $53,000 of related middleware contract revenue was included in the same six month period of fiscal 2006. This software development revenue was partially offset by a decline of other video-on-demand systems revenue of 14% to $23.9 million in the six months ended July 31, 2006 from $27.7 million in the six months ended July 31, 2005, which reflects the decline in demand for video-on-demand systems by U.S. cable operators. Advertising system revenue was $3.4 million for the six months ended July 31, 2006 as compared to $4.3 million for the six months ended July 31, 2005. At July 31, 2006, the company deferred $1.1 million of advertising revenue for sales pending customer acceptance. Broadcast system segment revenues were $7.0 million in the six months ended July 31, 2006 compared to $2.5 million in the six months ended July 31, 2005. The increase in Broadcast revenue is due mainly to a $3.6 million order from the U.S. government.

We expect future revenue growth, if any, to come principally from our video-on-demand products as telecommunications companies both in North America and internationally, begin to deploy video-on-demand systems, North American cable companies continue to expand their existing deployments of video-on-demand systems, and we expand our existing product line of video-on-demand products with new products and services. We believe that there will be an increased demand for digital advertising insertion systems, which will offset the decline in demand for analog advertising systems.

Services Revenues. Our Services revenue increased 37% to $31.7 million in the six months ended July 31, 2006 from $23.2 million in the six months ended July 31, 2005. This increase in Services revenues primarily resulted from $5.3 million of revenues from ODG’s media content services, the annual renewals of product maintenance and technical support service contracts from our expanding installed based of products, an accelerated schedule of higher value video-on-demand installations in our core services and growth in SeaChange Interactive professional services revenues. Professional services revenues from SeaChange Interactive were $2.8 million in the six months ended July 31, 2006 and $1.2 million in the six months ended July 31, 2005. Revenues from services are expected to continue to grow year-over-year from our expanding installed base of products, SeaChange Interactive professional services business, additional service offerings, and from the consolidation of ODG’s video content services throughout fiscal 2007.

For the six months ended July 31, 2006, two customers each accounted for more than 10% and collectively accounted for 55% of our total revenues, and two customers each accounted for more than 10% and collectively accounted for 44% of our total revenues the six months ended July 31, 2005. One of the customers accounted for 37% of total revenues in the six months ended July 31, 2006 and 28% of total revenues in the six months ended July 31, 2005. The other customer accounted for 18% of total revenues in the six months ended July 31, 2006 and 16% of total revenues in the six months ended July 31, 2005. Revenue from these customers was primarily in the broadband segment. During the first quarter of fiscal 2007, two of our customers, NTL Incorporated and Telewest Global, Inc., merged, and consequently, the customer information for fiscal 2006 has been revised to reflect this merger. We believe that a significant amount of our revenues will continue to be derived from a limited number of customers.

International sales accounted for approximately 33% and 38% of total revenues in the six months ended July 31, 2006 and July 31, 2005, respectively. The U.S. and the United Kingdom each accounted for more than 10% and collectively accounted for 90% of total revenue for the six months ended July 31, 2006. For the six months ended July 31, 2005, the U.S. and the United Kingdom each accounted for more than 10% and collectively accounted for 79% of total revenues. The increase in revenues from the United Kingdom is primarily due to greater demand for video-on-demand systems by United Kingdom cable operators, middleware software contract revenues generated from our U.K. customer contracts and the service revenues from the media content services provided by ODG since its acquisition in the third quarter of fiscal 2006. We expect that international sales will remain a significant portion of our business in the future. Since substantially all of our product sales are denominated in United States Dollars (USD), we have not experienced, nor do we expect to experience in the near term, any material impact from fluctuations in foreign currency exchange rates on our results of operations. With the acquisition of ODG, which has designated the British Pound Sterling (GBP) as its functional currency, their service sales, payable in GBP, provide a natural hedge for payments in local currency. Thus, we do not expect to experience, nor have we experienced any material impact on our results from fluctuations in foreign currency transactions from ODG operations. However, since the ODG operation is translated to USD for reporting purposes, translation gains and losses, as a result of foreign currency rate fluctuations, are recorded in the equity section of our balance sheet. We continue to expect exposure in fluctuations in the USD/GBP exchange rate in the equity section of our balance sheet in the future.

Product Gross Profit. Costs of product revenues increased 5% to $22.8 million, or 48% of related product revenues, in the six months ended July 31, 2006 as compared to $21.7 million, or 63% of related product revenues in the six months ended July 31, 2005. Gross profit for the Broadband segment increased to 60% of Broadband revenues for the six months ended July 31, 2006 from 40% of revenues for the six months ended July 31, 2005. The increase in Broadband gross profit percentages is primarily due to higher margin recorded on software development contract revenues under the percentage of completion accounting method and the execution of the agreement with Comcast which allowed the Company to realize revenue for which software development expenses had been recognized in prior quarters. The software development customer contracts from Liberate Technologies were acquired in the second quarter of fiscal 2006. Gross profit for the Broadcast segment increased to 7% from 1% for the six months ended July 31, 2006 and 2005, respectively. The increase in gross profit percentage is primarily due to unusually low gross profit in the quarter ended July 31, 2005 due to higher than normal costs incurred to fulfill Broadcast customer orders and lower Broadcast revenues.

Services Gross Profit. Costs of services revenues increased 28% to $17.0 million, or 54% of Services revenues, in the six months ended July 31, 2006 from $13.3 million, or 57% of Services revenues in the six months ended July 31, 2005 primarily due to increased revenues. The increase in Services gross profit from 43% in the six months ended July 31, 2005 to 46% in the six months ended July 31, 2006 was primarily due to higher service labor absorption from higher VOD service revenue combined with higher professional service revenue at SeaChange Interactive.

Research and Development. Research and development expenses increased 28% to $20.9 million, or 26% of total revenues, in the six months ended July 31, 2006 from $16.3 million, or 28% of total revenues, in the six months ended July 31, 2005 due primarily to the hiring of additional design engineers to support new middleware products and stock-based compensation expense of $798,000. We expect that research and development expenses will increase in fiscal 2007 as we continue our development of new products and related enhancements.

Selling and Marketing. Selling and marketing expenses increased 16% to $11.1 million, or 14% of total revenues, in the six months ended July 31, 2006 from $9.6 million, or 17% of revenues, in the six months ended July 31, 2005. Selling and marketing expenses did not rise as fast as the increase in revenues year-over-year, resulting in the decrease in selling and marketing expenses as a percentage of revenues. This increase in expense is primarily due to higher staffing, new marketing initiatives at ODG, tradeshow expenses and related travel costs and stock-based compensation expense of $236,000.

General and Administrative. General and administrative expenses increased 54% to $9.4 million, or 12% of total revenues, in the six months ended July 31, 2006 from $6.1 million, or 11% of total revenues in the six months ended July 31, 2005 due to the inclusion of ODG general and administrative expenses of $1.9 million following the Company’s completion of this acquisition in September 2005, stock-based compensation expense of $544,000 for the six months ended July 31, 2006 and a bad debt provision of $203,000 in the six months ended July 31, 2006 in comparison to a bad debt reversal of $190,000 in the six months ended July 31, 2005.

Amortization of intangible assets. Amortization expense consists of the amortization of acquired intangible assets which are operating expenses and not considered costs of revenues. Amortization expense was $2.8 million in the six months ended July 31, 2006 and $391,000 in the six months ended July 31, 2005. The increase in amortization expense is attributable to the acquisitions of Liberate and ODG in the second and third quarters of fiscal 2006, respectively. The table below classifies the amortization expense by its source category, sales and marketing or general and administrative expense.

(Amounts in thousands)	For the six months ended July 31, 2006	For the six months ended July 31, 2005
Sales and marketing expense	$2,712	$—
General and administrative expense	108	391
Amortization expense	2,820	391

An additional $320,000 of amortization expense related to acquired technology was charged to cost of sales for the six months ended July 31, 2006.

Interest Income (Expense). Interest income is $689,000 in the first six months ended July 31, 2006 and $1.1 million in the first six months ended July 31, 2005. The decrease in interest income is primarily due to the decrease in marketable securities invested during the six months ended July 31, 2006 in comparison to the six months ended July 31, 2005. Interest expense is $82,000 in the six months ended July 31, 2006 and $14,000 in the six months ended July 31, 2005.

Equity income in earnings of affiliates. Equity income in earnings of affiliates is $320,000 and $378,000 in the six months ended July 31, 2006 and 2005, respectively. The equity income in earnings of affiliates consists of our proportionate ownership share of the income under the equity method of accounting for Filmflex for the six months ended July 31, 2006 and for ODG for the six months ended July 31, 2005. Our proportionate ownership share of equity income is recorded one month in arrears for Filmflex and was recorded two months in arrears for ODG before the step acquisition in fiscal 2006.

Income Tax Benefit. Our effective tax rate was 16% and 13% for the six months ended July 31, 2006 and 2005, respectively. We recorded a $721,000 and $1.1 million income tax benefit in the six months ended July 31, 2006 and 2005, respectively. These estimated annual effective tax rates primarily differ from the 35% statutory tax rate due to carrying back of net operating losses in the U.S. to the extent that SeaChange can recover income tax paid in prior years. As of July 31, 2006, we maintained a full valuation allowance against our net deferred tax assets primarily due to the uncertainties related to our ability to generate pre-tax income for fiscal 2007 and thereafter. If we generate sufficient future pre-tax income, some portion or all of the valuation allowance would be reversed and a corresponding increase in net income would be reported in future periods.

Off-Balance Sheet Arrangements

We have not created, and are not party to, any special-purpose or off-balance sheet entities for the purpose of raising capital or incurring debt, other than our equity investments in Casa and Filmflex (see Notes 9 and 12 and Liquidity and Capital Resources). Our arrangements with Casa and Filmflex, which are not consolidated into our financial statements, are not currently likely to have a material effect on our liquidity or impact the availability of our capital resources.

Liquidity and Capital Resources

Historically, we have financed our operations and capital expenditures primarily with cash on-hand and the proceeds from sales of our common stock. Cash and cash equivalents decreased approximately $400,000 from $21.6 million at January 31, 2006 to $21.2 million at July 31, 2006. Working capital, excluding long-term marketable securities, increased from $45.8 million at January 31, 2006 to $55.1 million at July 31, 2006.

Net cash used in operating activities was $11.1 million for the six months ended July 31, 2006 compared to net cash used in operating activities of $8.3 million for the six months ended July 31, 2005. The net cash used in operating activities for the six months ended July 31, 2006 was the result of the $8.0 million cash payment made to C-COR Incorporated (as successor to nCube Corp.) in settlement of the now resolved patent infringement litigation, the net loss of $3.4 million, adjusted for non-cash depreciation and amortization of intangible assets of $6.8 million and the changes in certain operating assets and liabilities. In addition to the reduction of accrued expenses as a result of the patent infringement cash payment, the other significant change in operating assets and liabilities that used cash from operations included a $7.6 million increase in billed and unbilled receivables due to the increased revenue in the six months ended July 31, 2006, and a $2.7 million increase in inventory, net, which includes $1.7 million of inventory reclassified to fixed assets for use as research and development equipment. These items that used cash in operations were partially offset by an increase in accounts payable of $2.6 million and an increase in customer deposits of $1.9 million. It is typical for us to experience fluctuations in our monthly operating results primarily due to the timing of receiving customer orders and the related shipment of these customer orders. As a result of these monthly fluctuations, we may experience significant:

•	increases or decreases in our inventories, as a result of the timing of the procurement of components for received orders for both broadband and broadcast product segments;

•	increases or decreases in our accounts payable balance primarily due to the timing of payments for materials purchased for prior month shipments; and

•	increases or decreases in our accounts receivable balances and customer deposits as a result of the timing of receiving customer orders during the period and of customer payments.

Net cash provided by investing activities was $9.5 million for the six months ended July 31, 2006, and net cash used in investing activities was $41.6 million for the six months ended July 31, 2005. Investment activity for the six months ended July 31, 2006 consisted primarily of the net sales of $16.9 million of marketable securities offset by the $3.0 million cash payment made to the sellers of ODG for the first installment of contingent consideration for the period ended January 31, 2006.

Net cash provided by financing activities was $927,000 for the six months ended July 31, 2006 and net cash provided by financing activities was $550,000 for the six months ended July 31, 2005. In the six months ended July 31, 2006, the cash provided by financing activities primarily consisting of proceeds from the issuance of common stock in connection with stock option exercises.

In the first quarter of fiscal 2007, we renewed our $15.0 million revolving line of credit with Citizens Bank (a subsidiary of the Royal Bank of Scotland Group plc) through June 2007. Loans made under this revolving line of credit bear interest at a rate per annum equal to the bank’s prime rate which was 8.25% on July 31, 2006. Borrowings under this line of credit are collateralized by substantially all of our assets. The loan agreement requires that we provide Citizens Bank with certain periodic financial reports and comply with certain financial ratios including a minimum level of earnings before interest, taxes and depreciation and amortization on a trailing twelve month basis, when amounts are outstanding under the loan agreement. As of July 31, 2006, we were in compliance with the financial covenants. There are currently no amounts outstanding under the revolving line of credit.

In the third quarter of fiscal 2006, we purchased the remaining 72.4% of the outstanding capital stock of ODG. The purchase agreement provides for additional contingent consideration if ODG meets certain annual performance goals related to net income in three specified measurement periods over the period ending January 31, 2008. The Company may pay up to a maximum aggregate contingent consideration of $11,000,000 (based on the exchange rate in effect at July 31, 2006 as any contingent consideration is to be made in British Pounds Sterling), including up to 50% payable in shares of SeaChange common stock, par value $0.01 per share, with the remainder payable in cash provided that these performance goals are met. The contingent consideration is comprised of three installments, each to be made annually, beginning with the year ended January 31, 2006, for annual baseline amounts of $2.2 million, $2.2 million and $4.3 million, respectively. These amounts are subject to upward and downward adjustment based on the actual net income related performance of ODG, as clarified in the agreement, during these periods, provided that the aggregate maximum contingent consideration payable is the sum of these baseline amounts plus a maximum of $2.3 million. The contingent consideration will be recorded as an additional cost of the purchase and recorded as goodwill if the performance measures are met by ODG and it becomes payable. On January 31, 2006, the first earnout measurement period ended, and the Company recorded an additional $2.8 million (USD equivalent) of goodwill to reflect the earned contingent consideration based upon the actual performance of ODG. In May 2006, the Company paid $3.0 million (USD equivalent) to satisfy this obligation, On June 30, 2006, we and the former stockholders of ODG amended the original purchase agreement to provide for the acceleration of the second installment of contingent consideration (for the year ended January 31, 2007) in exchange for the issuance to the sellers of 341,360 shares of SeaChange’s common stock having a fair market value of $2.3 million as of the date of the amendment. Consequently, the Company recorded an additional $2.3 million of goodwill to reflect the accelerated second installment of contingent consideration.

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

In June 2006, the FASB ratified the consensus reached by the EITF on Issue No. 06-3, How Taxes Collected from Customers and Remitted to Governmental Authorities Should be Presented in the Income Statement (That Is, Gross Versus Net Presentation) (“EITF 06-3”). EITF 06-3 includes any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer and may include, but is not limited to, sales, use, value added, and some excise taxes. EITF 06-3 concludes that the presentation of taxes on either a gross (included in revenues and costs) or a net (excluded from revenues) basis is an accounting policy decision that should be disclosed. In addition, for any such taxes that are reported on a gross basis, a company should disclose the amounts of those taxes in interim and annual financial statements for each period for which an income statement is presented if those amounts are significant. The provisions of EITF 06-3 should be applied to financial reports for interim and annual reporting periods beginning after December 15, 2006, with earlier adoption permitted. We are currently evaluating the provisions of EITF 06-3.

In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes . FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. This Interpretation is effective for fiscal years beginning after December 15, 2006, with earlier adoption permitted. We are currently evaluating the provisions of FIN 48.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

We face exposure to financial market risks, including adverse movements in foreign currency exchange rates and changes in interest rates. These exposures may change over time as business practices evolve and could have a material adverse impact on our financial results. Our foreign currency exchange exposure is primarily associated with product sales arrangements, European and Asian repatriation or settlement of intercompany payables and receivables among subsidiaries and its parent company, and/or investment/equity contingency considerations denominated in the local currency where the functional currency of the foreign subsidiary is the U.S. dollar. Substantially all of our product international sales are payable in United States Dollars (USD) or in the case of our ODG operations, service sales, payable in GBP, and provide a natural hedge for receipts and local payments. In light of the higher proportion of our international businesses due, in part, to the recent acquisitions of European-based business from Liberate Technologies and ODG, we expect the risk of any adverse movements in foreign currency exchange rates to have a greater impact on our translated results within the income statement and equity section of our balance sheet. Historically, we have not hedged specific currency exposures as gains and losses on foreign currency transactions have not been material to date. At July 31, 2006 and January 31, 2006, we had $0 outstanding related to variable rate U.S. dollar denominated debt. As there were no amounts outstanding at July 31, 2006 and January 31, 2006 related to variable rate debt, there was no interest rate exposure.

The carrying amounts reflected in the consolidated balance sheet of cash and cash equivalents, short-term marketable securities, trade receivables and trade payables approximate fair value at July 31, 2006 due to the short maturities of these instruments. We maintain investment portfolio holdings of various issuers, types, and maturities. Our cash and marketable securities include cash equivalents, which we consider to be investments purchased with original maturities of three months or less. Given the short maturities and investment grade quality of the portfolio holdings at July 31, 2006, a sharp rise in interest rates should not have a material adverse impact on the fair value of our investment portfolio. Additionally, our long term marketable investments, which are carried at the lower of cost or market, have fixed interest rates, and therefore are subject to changes in fair value. As a result, we do not currently hedge these market risk exposures. At July 31, 2006, we had $8.2 million in short-term marketable securities and $14.3 million in long-term marketable securities.

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

As a result of the evaluation completed by us, and in which Messrs. Styslinger and Bisson participated, we have concluded that there were no changes during the fiscal quarter ended July 31, 2006 in our internal control over financial reporting, which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 4. Submission of Matters to a Vote of Security Holders

The annual meeting of the stockholders of SeaChange was held on July 12, 2006 at which the stockholders approved the following:

1. the election of one (1) member (William C. Styslinger, III) to SeaChange’s Board of Directors, to serve for a three-year term as a Class I Director;

2. the adoption of SeaChange’s Third Amended and Restated 1996 Employee Stock Purchase Plan; and

3. the ratification of the appointment of PricewaterhouseCoopers LLP, SeaChange’s independent registered public accounting firm.

Voting results were as follows:

	Votes For	Votes Against	Votes Withheld	Abstained
Election of William C. Styslinger, III	26,012,771	n/a	925,079	n/a

Adoption of Third Amended and Restated 1996 Employee Stock Purchase Plan	16,725,254	1,582,821	n/a	22,900

Ratification of appointment of independent registered public accounting firm	26,069,911	849,145	n/a	18,794

After the annual meeting, Mary Palermo Cotton, Martin R. Hoffmann, Thomas F. Olson and Carmine Vona continued to serve as our directors, in addition to Mr. Styslinger.

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

Dated: September 11, 2006

SEACHANGE INTERNATIONAL, INC.

by:	/s/ Kevin M. Bisson
Kevin M. Bisson
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