Form 10-Q
period 2006-10-31
SEACHANGE INTERNATIONAL INC
filed 2006-12-11
CIK 1019671

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2006

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

The number of shares outstanding of the registrant’s Common Stock on December 7, 2006 was 29,207,227.

SEACHANGE INTERNATIONAL, INC.

PART I – FINANCIAL INFORMATION

ITEM 1. Financial Statements

SEACHANGE INTERNATIONAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	October 31, 2006	January 31, 2006
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$34,855	$21,594
Restricted cash	—	500
Marketable securities	4,196	14,596
Accounts receivable, net of allowance for doubtful accounts of $394 at October 31, 2006 and $405 at January 31, 2006	27,138	30,109
Unbilled receivables	5,105	4,363
Inventories, net	18,067	19,299
Income taxes receivable	2,780	2,781
Prepaid expenses and other current assets	3,802	4,594

Total current assets	95,943	97,836
Property and equipment, net	30,726	27,191

Marketable securities	15,967	24,689
Investments in affiliates	13,443	12,812
Intangible assets, net	14,480	18,904
Goodwill	23,319	20,379
Other assets	5,157	5,363

Total assets	$199,035	$207,174

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$10,104	$10,016
Income taxes payable	364	2,843
Accrued litigation reserve	—	7,986
Other accrued expenses	6,228	8,408
Customer deposits	5,078	2,170
Deferred revenues	18,533	20,045
Deferred tax liabilities	587	556

Total current liabilities	40,894	52,024
Deferred tax liabilities, long-term	991	1,353

Total liabilities	41,885	53,377

Commitments and contingencies (Note 11)
Stockholders’ equity:
Convertible preferred stock, $0.01 par value; 5,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized; 29,063,217 and 28,451,930 shares issued and outstanding at October 31, 2006 and January 31, 2006, respectively	291	285
Additional paid-in capital	182,703	176,238
Accumulated deficit	(26,693)	(22,264)
Accumulated other comprehensive income (loss)	849	(462)

Total stockholders’ equity	157,150	153,797

Total liabilities and stockholders’ equity	$199,035	$207,174

The accompanying notes are an integral part of these condensed consolidated financial statements.

SEACHANGE INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Three months ended		Nine months ended
	October 31, 2006	October 31, 2005	October 31, 2006	October 31, 2005
	(unaudited)
Revenues:
Hardware, software and systems	$26,022	$22,049	$73,344	$56,564
Services	16,232	13,272	47,917	36,464

	42,254	35,321	121,261	93,028

Cost of revenues:
Hardware, software and systems	12,916	13,791	35,727	35,538
Services	9,764	6,920	26,763	20,192

	22,680	20,711	62,490	55,730

Gross profit	19,574	14,610	58,771	37,298

Operating expenses:
Research and development	9,773	8,797	30,667	25,136
Selling and marketing	5,703	4,927	16,833	14,518
General and administrative	4,864	3,710	14,261	9,829
Amortization of intangibles	1,410	800	4,230	1,161

Total operating expenses	21,750	18,234	65,991	50,644

Loss from operations	(2,176)	(3,624)	(7,220)	(13,346)
Interest income	337	467	1,026	1,564
Interest expense	(5)	(6)	(87)	(20)

Loss before income taxes and equity income in earnings of affiliates	(1,844)	(3,163)	(6,281)	(11,802)
Income tax benefit	358	1,150	1,079	2,275
Equity income (loss) in earnings of affiliates	453	(95)	773	283

Net loss	$(1,033)	$(2,108)	$(4,429)	$(9,244)

Basic loss per share	$(0.04)	$(0.07)	$(0.15)	$(0.33)

Diluted loss per share	$(0.04)	$(0.07)	$(0.15)	$(0.33)

Weighted average common shares outstanding:
Basic	29,031	28,308	28,731	28,258

Diluted	29,031	28,308	28,731	28,258

The accompanying notes are an integral part of these condensed consolidated financial statements.

SEACHANGE INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

(in thousands)

	Nine months ended
	October 31, 2006	October 31, 2005
	(unaudited)
Cash flows from operating activities:
Net loss	$(4,429)	$(9,244)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	5,536	4,814
Amortization of intangibles and capitalized software	4,924	1,286
Inventory valuation charge	709	695
Allowance for (recovery of) doubtful accounts receivable	303	(190)
Amortization of premiums on marketable securities	28	234
Loss on disposal of property and equipment	3	—
Equity income in earnings of affiliates	(773)	(283)
Stock-based compensation	2,644	—
Changes in operating assets and liabilities:
Accounts receivable	2,668	4,474
Unbilled receivables	(742)	(3,251)
Inventories	(2,585)	(4,089)
Income taxes receivable	1	131
Prepaid expenses and other assets	843	(5,551)
Accounts payable	88	(3,272)
Income taxes payable	(2,479)	(2,497)
Accrued expenses	624	3,107
Accrued litigation reserve	(7,986)	72
Customer deposits	2,908	2,672
Deferred revenues	(1,512)	(3,026)
Other	(414)	(22)

Net cash provided by (used) in operating activities	359	(13,940)

Cash flows from investing activities:
Purchases of property and equipment	(5,826)	(11,468)
Purchases of marketable securities	(11,238)	(11,893)
Proceeds from sale and maturity of marketable securities	30,577	14,507
Acquisition of businesses	(3,045)	(31,260)
Investments in affiliates	—	(9,993)
Decrease in restricted cash	500	500

Net cash provided by (used in) investing activities	10,968	(49,607)

Cash flows from financing activities:
Repayment of obligations under capital lease	—	(209)
Proceeds from issuance of common stock	1,532	868

Net cash provided by financing activities	1,532	659

Effect of exchange rate changes on cash:	402	—

Net increase (decrease) in cash and cash equivalents	13,261	(62,888)
Cash and cash equivalents, beginning of period	21,594	93,561

Cash and cash equivalents, end of period	$34,855	$30,673

Supplemental disclosure of noncash activities:
Transfer of items originally classified as equipment to inventories	$—	$11
Transfer of items originally classified as inventories to equipment	$2,650	$3,467
Issuance of equity for ODG contingent consideration	$2,287	$—
Conversion of debt to equity related to Casa investment	$—	$750

The accompanying notes are an integral part of these condensed consolidated financial statements.

SEACHANGE INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of SeaChange International, Inc. and its wholly-owned subsidiaries (“SeaChange” or the “Company”). SeaChange believes that the unaudited condensed consolidated financial statements reflect all adjustments (consisting of only normal recurring adjustments), necessary for a fair statement of SeaChange’s financial position, results of operations and cash flows at the dates and for the periods indicated. The results of operations for the periods presented are not necessarily indicative of results expected for the full fiscal year or any other future periods. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes for the year ended January 31, 2006, included in SeaChange’s Annual Report on Form 10-K for such fiscal year. The balance sheet at January 31, 2006 was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. Certain reclassifications have been made to conform the prior period amounts to the current period presentation, including, the reclassification of the value-added tax (VAT) payable balance against the VAT receivable balance on the Consolidated Balance Sheet at January 31, 2006 and the reclassification of amortization expense related to acquired intangible assets (previously presented as a part of the general and administrative, marketing and sales expense lines) to a separate line within operating expenses on the Condensed Consolidated Statements of Operations for the three and nine months ended October 31, 2005. The reclassifications had no impact on the Company’s results of operations or financial position.

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

Foreign Currency Translation

SeaChange has determined that the functional currency of all but one of its foreign subsidiaries is the U.S. dollar. Where the U.S. dollar is designated as the functional currency of an entity, SeaChange translates that entity’s monetary assets and liabilities denominated in local currencies into U.S. dollars (the functional and reporting currency) at current exchange rates, as of each balance sheet date. Nonmonetary assets (e.g., inventories, property, plant, and equipment and intangible assets) and related income statement accounts (e.g., cost of sales, depreciation, amortization of intangible assets) are translated at historical exchange rates between the functional currency (the U.S. dollar) and the local currency. Revenue and other expense items are translated using average exchange rates during the fiscal period. Translation adjustments and transactions gains and losses on foreign currency transactions, and any unrealized gains and losses on short-term inter-company transactions are included in income.

For the single foreign subsidiary where the local currency is designated as the functional currency, SeaChange translates its assets and liabilities into U.S. dollars (the reporting currency) at current exchange rates as of each balance sheet date. Revenue and expense items are translated using average exchange rates during the period. Cumulative translation adjustments are presented as a separate component of stockholders’ equity. Exchange gains and losses on foreign currency transactions and unrealized gains and losses on short-term inter-company transactions are included in income.

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

Impact of the Adoption of FAS No. 123(R)

Under the modified prospective transition method, SeaChange recognized stock-based compensation expense during the three and nine months ended October 31, 2006 for: (a) ESPP awards from offering periods that began on December 1, 2005 and June 1, 2006 and ended May 31, 2006 and November 30, 2006, respectively, (b) stock options and restricted stock units granted prior to, but not yet vested as of February 1, 2006, based on the grant date fair value estimated in accordance with the disclosure provisions of FAS No. 123, and (c) stock options and restricted stock units granted subsequent to February 1, 2006, based on the grant date fair value, estimated in accordance with the provisions of FAS No. 123(R). Under the modified prospective transition method, results for prior periods are not restated. The adoption of FAS No. 123(R) did not affect the accounting for stock-based compensation expense related to restricted stock units. The fair value of a restricted stock unit is the market value of a share of the Company’s common stock on the date of grant of the restricted stock unit. This fair value is amortized on a straight-line basis over the related vesting period of the restricted stock unit.

The estimated fair value of SeaChange’s stock-based awards, less expected forfeitures, is amortized over the awards’ vesting period on a straight-line basis. The effect of recording stock-based compensation for the three and nine month periods ended October 31, 2006 was as follows:

	For the Three Months Ended October 31, 2006	For the Nine Months Ended October 31, 2006
	(Amounts in thousands, except per share amounts)
Stock-based compensation expense by type of award:
Stock options	$573	$1,708
Restricted stock units	163	447
Performance-based restricted stock units	97	133
Employee Stock Purchase Plan	72	356

Total stock-based compensation	905	2,644
Less: Tax effect on stock-based compensation	—	—

Net effect on net loss	$905	$2,644

Effect on net loss per share
Basic	$(0.03)	$(0.09)
Diluted	$(0.03)	$(0.09)

The following table presents stock-based compensation expenses included in the Company’s unaudited Condensed Consolidated Statements of Operations:

	For the Three Months Ended October 31, 2006	For the Nine Months Ended October 31, 2006
	(Amounts in thousands)
Cost of product revenue	$33	$83
Cost of service revenue	58	169
Research and development expense	396	1,194
Sales and marketing expense	110	346
General and administrative expense	308	852
Income tax benefit	—	—

Total effect related to stock-based compensation expense	$905	$2,644

SeaChange estimates the fair value of stock options, including purchases made pursuant to options granted under the ESPP, using the Black-Scholes valuation model. Key input assumptions used to estimate the fair value of stock options include the exercise price, the expected option term, the risk-free interest rate over the option’s expected term, the expected annual dividend yield and the expected stock price volatility. The expected option term was determined using the “simplified” method for “plain vanilla” options as allowed by SAB 107. The expected stock price volatility was established using a blended volatility, which is an average of the historical volatility of SeaChange’s common stock over a period of time equal to the expected term of the stock option, and the average volatility of SeaChange’s common stock over the most recent one-year and two-year periods. For stock options granted and valued in the first half of fiscal year 2007, the historical stock price volatility excluded the Company’s secondary offering, completed in January 2002, because a similar event is not anticipated during the expected term of the stock options granted. For stock options granted in the third quarter of fiscal 2007, the historical stock price volatility excluded the Company’s secondary offering because the historical option term no longer included the period of the secondary offering. SeaChange believes that the valuation technique and the approach utilized to develop the underlying assumptions are appropriate in calculating the fair values of SeaChange’s equity awards granted in the three and nine months ended October 31, 2006. Estimates of fair values are not intended to predict actual future events or the value ultimately realized by the persons who receive equity awards.

The fair value of each option grant was estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions:

	Three months ended October 31, 2006			Nine months ended October 31, 2006
	Options			Options
	Range	Weighted Average	ESPP	Range	Weighted Average	ESPP
Expected term (in years)	4 - 5	4.5	0.5	4 – 5	4.5	0.5
Expected volatility	54% - 57%	56%	47%	54% - 58%	57%	47%
Risk-free interest rate	4.5% - 4.8%	4.8%	5%	4.5% - 5.1%	4.8%	5%
Expected dividend yield	0%	0%	0%	0%	0%	0%

Pro Forma Information Under SFAS 123 and APB 25

Prior to February 1, 2006, SeaChange accounted for its stock plans under the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations (“APB 25”) and provided pro forma disclosures as though the fair value method was reported in accordance with SFAS No. 123, “Accounting for Stock-Based Compensation,” (“SFAS 123”), as amended by SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure, An Amendment of SFAS No. 123”.

The pro forma information for the three and nine months ended October 31, 2005 was as follows:

(Amounts in thousands, except share amounts)	Three months ended October 31, 2005	Nine months ended October 31, 2005
Net loss, as reported	$(2,108)	$(9,244)
Less: Stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	1,314	7,286

Pro forma net loss	$(3,422)	$(16,530)

Basic loss per share
As reported	$(0.07)	$(0.33)
Pro forma	$(0.12)	$(0.58)

Diluted loss per share
As reported	$(0.07)	$(0.33)
Pro forma	$(0.12)	$(0.58)

The fair value of SeaChange’s stock-based awards granted during the three and nine month periods ended October 31, 2005 was estimated on the grant date using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Three months ended October 31, 2005 Options	Nine months ended October 31, 2005 Options
Expected term (in years)	7.5	7.5
Expected volatility	80.0%	81.7%
Risk-free interest rate	4.1%	3.6%
Expected dividend yield	0%	0%

The expected term for options granted during fiscal year 2006 is higher than the expected term for options granted during fiscal year 2007 because of the shorter life of stock options granted under the 2005 Equity Compensation and Incentive Plan (the “2005 Plan”) which replaced the Company’s Amended and Restated 1995 Stock Option Plan (the “1995 Plan”) in July 2005. Under the 2005 Plan, stock options vest over three years and expire seven years from the date of grant, while stock options granted under the 1995 Plan generally vested over a four year period and expired ten years from the date of grant. The expected volatility assumption is higher for options granted in fiscal year 2006 than in fiscal 2007 because the fiscal year 2006 volatility was only the historical volatility of SeaChange’s common stock over a period of time equal to the expected term of the stock option (rather than a blended rate) and included the effects of the Company’s secondary offering, completed in January 2002, but the fiscal 2007 volatility was a blended volatility rate and excluded the effects of the Company’s secondary offering. Management believes that the fiscal 2007 calculation is more reflective of the Company’s expected stock volatility.

On January 26, 2006, the Company accelerated the vesting of certain unvested stock options with exercise prices equal to or greater than $9.00 per share that were previously awarded to its employees, including its executive officers and non-employee directors, under the Company’s equity compensation plans. This decision was the principal reason for the lower stock-based compensation expense recorded in the three and nine month periods ending October 31, 2006 compared to the pro forma expense for the three and nine month periods ending October 31, 2005.

Stock Option Plans

The 2005 Plan provides for the grant of incentive stock options, nonqualified stock options, restricted stock, restricted stock units, and “other” non-stock option awards as determined by the plan administrator for the purchase of up to an aggregate of 1,500,000 shares of SeaChange’s common stock (but not greater than two percent of the aggregate per fiscal year) by officers, employees, consultants and directors of SeaChange. The Board of Directors is responsible for administration of the 2005 Plan and determining the term of each award, award exercise price, number of shares for which each award is granted and the rate at which each award is exercisable.

Option awards may be granted to employees at an exercise price per share of not less than 100% of the fair market value per common share on the date of the grant (not less than 110% for an incentive stock option granted to a 10% or more stockholder). Incentive stock options may be granted only to those employees of SeaChange to the extent that the fair value of the options granted that become exercisable during any one calendar year plus previously granted incentive stock options that become exercisable in that period is less than $100,000. Restricted stock units and other equity-based non-stock option awards may be granted to any officer, employee, director or consultant at a purchase price per share as determined by SeaChange’s Board of Directors. Awards granted under the 2005 Plan generally vest over three years and expire seven years from the date of the grant (five years for incentive stock options granted to holders of more than 10% of SeaChange’s voting stock). As of October 31, 2006, there were 454,000 shares of SeaChange common stock available for future grant under the 2005 Plan.

Stock options granted under the Company’s 1995 Plan generally vest ratably over four years and generally expire ten years from the date of the grant (five years for incentive stock options granted to holders of more than 10% of SeaChange’s voting stock).

The following table summarizes the stock option activity as of and for the nine months ended October 31, 2006:

	Shares	Weighted average exercise price	Weighted average remaining contractual term	Aggregate Intrinsic Value
			(In years)
Outstanding at January 31, 2006	6,449,857	$14.91
Granted	311,131	7.87
Exercised	(147,627)	5.82
Forfeited/expired/cancelled	(494,656)	15.08

Outstanding at October 31, 2006	6,118,705	$14.76	6.28	$3,333,000

Options exercisable at October 31, 2006	5,177,827	$16.12	6.25	$2,238,000

The weighted-average grant date fair value of stock options granted during the three and nine months ended October 31, 2006 was $4.06 and $3.99, respectively. The weighted-average grant date fair value of stock options granted during the three and nine months ended October 31, 2005 was $4.75 and $6.90, respectively. As of October 31, 2006, the unrecognized stock-based compensation related to the unvested stock options was $1.8 million including estimated forfeitures. Total unrecognized compensation cost will be adjusted for any future changes in estimated changes in forfeitures. This cost will be recognized over an estimated weighted average amortization period of 1.0 year.

The total intrinsic value of options exercised during the three and nine months ended October 31, 2006 was $246,000 and $356,000, respectively, with intrinsic value defined as the difference between the market price on the date of exercise and the grant date price.

The following table summarizes information about employee and director stock options outstanding and exercisable as of October 31, 2006:

	Options outstanding			Options exercisable
	Number outstanding	Weighted average remaining Contractual term (years)	Weighted average exercise price	Number exercisable	Weighted average exercise price
Range of exercise prices
$ 4.00 to 6.20	657,219	4.42	$5.58	629,546	$5.56
6.25 to 7.00	790,883	6.18	6.88	222,317	6.96
7.17 to 10.33	738,473	6.15	8.66	393,834	9.07
10.37 to 13.24	700,562	6.68	12.04	700,562	12.04
13.31 to 14.47	761,688	6.67	13.99	761,688	13.99
14.56 to 16.56	618,629	6.68	15.62	618,629	15.62
17.26 to 22.00	479,834	6.64	18.04	479,834	18.04
23.31 to 23.31	615,502	6.45	23.31	615,502	23.31
24.10 to 34.00	694,865	6.68	29.91	694,865	29.91
35.50 to 39.13	61,050	6.68	37.57	61,050	37.57

	6,118,705	6.28	$14.76	5,177,827	$16.12

Restricted Stock Units

Pursuant to the 2005 Plan, SeaChange may grant restricted stock units that entitle recipients to acquire shares of SeaChange’s common stock. Of the 1,500,000 shares of SeaChange’s common stock authorized for grant under the 2005 Plan, no more than twenty-five percent (375,000 shares) may be used for grants of restricted stock, restricted stock units or other non-stock option awards. Awards of restricted stock units vest in equal increments on each of the first three anniversaries of the grant of the award. Stock-based compensation expense associated with the restricted stock units is charged for the market value of the Company’s stock on the date of grant, assuming nominal forfeitures, and is amortized over the awards’ vesting period on a straight-line basis. The Company recorded stock-based compensation expense related to restricted stock of $260,000 and $580,000 for the three and nine month periods ended October 31, 2006, respectively, and the Company had no stock-based compensation expense related to restricted stock for the three and nine month periods ended October 31, 2005 because no restricted stock units were granted prior to October 31, 2005. As of October 31, 2006, there were 137,000 shares of SeaChange common stock available for grants of restricted stock, restricted stock units or other non-option awards under the 2005 Plan.

The following table summarizes the restricted stock unit activity as of and for the nine months ended October 31, 2006:

	Shares	Weighted average grant date fair value
Nonvested at January 31, 2006	102,000	$8.01
Granted	136,000	8.36
Vested	—	—
Forfeited/expired/cancelled	—	—

Nonvested at October 31, 2006	238,000	$8.21

As of January 31, 2006, the unrecognized stock-based compensation related to the unvested restricted stock units was $800,000. FAS 123(R) requires forfeitures to be estimated at the time of grant and revised in subsequent periods if actual forfeitures differ from those estimates.

As of October 31, 2006, the unrecognized stock-based compensation related to the unvested restricted stock units was $1.4 million. This cost will be recognized over an estimated weighted average amortization period of 2.2 years.

Employee Stock Purchase Plan

The Company’s Employee Stock Purchase Plan (“ESPP”) provides for the issuance of a maximum of 1,600,000 shares of common stock to participating employees who meet eligibility requirements. The authorized number of shares to be issued under the ESPP was increased from 1,100,000 to 1,600,000 by shareholder vote during the Company’s annual shareholder meeting in July 2006. Employees of SeaChange who elect to participate in the Company’s ESPP are able to purchase common stock at the lower of 85% of the fair market value of SeaChange’s common stock on the first or last day of the applicable six-month offering period. In the most recent period under the ESPP ended May 31, 2006, employees purchased an aggregate of 122,510 shares at a discounted price of $5.50 per share. As of October 31, 2006, 490,000 shares of common stock were available for issuance under the ESPP.

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

All options outstanding for the three and nine months ended October 31, 2006 and 2005 were antidilutive based on the Company’s net losses. At October 31, 2006 and 2005, 6,356,705 and 5,965,000 stock options and non-vested restricted stock units were outstanding, respectively. For the three and nine months ended October 31, 2006, 283,000 and 223,000 shares would have been dilutive and would have been included in the calculation of stock options outstanding if the Company had net income for these periods. For the three and nine months ended October 31, 2005, 128,000 and 398,000 shares, respectively, would have been dilutive and would have been included in the calculation of stock options outstanding if the Company had net income in these periods.

Below is a summary of the shares used in calculating basic and diluted income (loss) per share for the periods indicated:

	Three months ended		Nine months ended
	October 31, 2006	October 31, 2005	October 31, 2006	October 31, 2005
	(in thousands)
Weighted average shares used in calculating earnings per share—Basic	29,031	28,308	28,731	28,258
Dilutive common stock options	—	—	—	—

Weighted average shares used in calculating earnings per share—Diluted	29,031	28,308	28,731	28,258

5. Inventories, net

Inventories, net, consist of the following:

	October 31, 2006	January 31, 2006
	(in thousands)
Components and assemblies	$9,623	$12,977
Finished products	8,444	6,322

	$18,067	$19,299

6. Comprehensive Income (Loss)

SeaChange’s comprehensive income (loss) is comprised of net loss and other comprehensive expense including foreign currency translation adjustment for our subsidiary where the functional currency is the local currency and for unrealized gains and losses on marketable securities, net of tax. Comprehensive income (loss) was calculated as follows:

	Three months ended		Nine months ended
	October 31, 2006	October 31, 2005	October 31, 2006	October 31, 2005
	(in thousands)
Net loss	$(1,033)	$(2,108)	$(4,429)	$(9,244)
Other comprehensive expense, net of tax:
Foreign currency translation adjustment	919	(9)	1,041	(14)
Unrealized gain (loss) on marketable securities, net of applicable tax	159	(22)	270	(119)

Other comprehensive income (loss)	1,078	(31)	1,311	(133)

Comprehensive income (loss)	$45	$(2,139)	$(3,118)	$(9,377)

7. Income Taxes

For the nine months ended October 31, 2006, the Company recorded an income tax benefit of $1.1 million based on an estimated annual effective tax rate of 17%. The estimated net loss generated in fiscal 2007 is expected to be partially carried back to recover prior year taxes paid. The difference between the U.S. Federal statutory rate and the 17% effective tax rate is due primarily to the limitations of our carryback of taxes paid in prior years. In addition, taxes are payable in certain foreign jurisdictions at rates lower than those enacted in the U.S. For the nine months ended October 31, 2005, the Company recorded an income tax benefit of $2.3 million based on an estimated annual effective tax rate of 19%. As of October 31, 2006, the Company has maintained the full valuation allowance against its net U.S. deferred tax assets primarily due to the uncertainties related to the Company’s ability to generate sufficient pre-tax income in fiscal 2007 and thereafter. If SeaChange generates sufficient future pre-tax income, some portion or all of the valuation allowance would be reversed and a corresponding increase in net income would be reported.

8. Segment Information

SeaChange has three reportable segments as defined by SFAS 131, “Disclosures about Segments of an Enterprise and Related Information”, Broadband, Broadcast and Services. The Broadband segment develops, markets and sells products to digitally manage, store and distribute digital video for cable system operators and telecommunications companies. The Broadcast segment develops, markets and sells products for the storage, archival, on-air playback of advertising and other video programming for the broadcast television industry. The Services segment provides installation, training, project management, product maintenance and technical support services, and software development, for all of the above products, and movie content services. SeaChange measures profitability of the segments based on their respective gross profit. There were no inter-segment sales or transfers. The Company aggregates operating segments for reporting purposes. The following summarizes the revenues and cost of revenues by reportable segment:

	Three months ended		Nine months ended
	October 31, 2006	October 31, 2005	October 31, 2006	October 31, 2005
	(in thousands)
Revenues
Broadband hardware, software and systems	$24,454	$18,088	$64,806	$50,060
Broadcast hardware, software and systems	1,568	3,961	8,538	6,504
Services	16,232	13,272	47,917	36,464

Total	$42,254	$35,321	$121,261	$93,028

Cost of revenues
Broadband hardware, software and systems	$11,462	$9,911	$27,816	$29,051
Broadcast hardware, software and systems	1,454	3,880	7,911	6,487
Services	9,764	6,920	26,763	20,192

Total	$22,680	$20,711	$62,490	$55,730

Gross profit
Broadband hardware, software and systems	$12,992	$8,177	$36,990	$21,009
Broadcast hardware, software and systems	114	81	627	17
Services	6,468	6,352	21,154	16,272

Total	$19,574	$14,610	$58,771	$37,298

SeaChange does not allocate assets and liabilities to the segments other than the intangible assets and goodwill acquired in connection with its acquisitions. The following table summarizes intangible assets and goodwill by reportable segment:

	October 31, 2006	January 31, 2006
	(in thousands)
Intangible Assets and Goodwill
Broadband	$20,389	$23,711
Services	17,410	15,572

Total	$37,799	$39,283

The following table summarizes revenues by geographic locations:

	Three months ended		Nine months ended
	October 31, 2006	October 31, 2005	October 31, 2006	October 31, 2005
	(in thousands)
Revenues
United States of America	$27,215	$19,931	$80,504	$55,829
United Kingdom	8,576	8,887	26,295	18,490
Canada and South America	1,628	1,711	4,474	8,787
Europe and Middle East (excluding the United Kingdom)	2,812	1,734	4,690	4,093
Asia Pacific and other international locations	2,023	3,058	5,299	5,829

Total	$42,254	$35,321	$121,261	$93,028

The following summarizes revenues by significant customer where such revenue exceeded 10% of total revenues for the indicated period:

	Three months ended		Nine months ended
	October 31, 2006	October 31, 2005	October 31, 2006	October 31, 2005
Customer A	33%	21%	36%	25%
Customer B	15%	23%	16%	19%

International sales accounted for approximately 36% and 44% of total revenues in the three-month periods ended October 31, 2006 and 2005, respectively. International sales accounted for approximately 34% and 40% in the nine-month periods ended October 31, 2006 and 2005, respectively. For the three and nine month periods ended October 31, 2006 and 2005, substantially all sales of the Company’s systems were made in United States dollars. Therefore, SeaChange has not experienced any material impact from fluctuations in foreign currency exchange rates on our results of operations or financial position.

At October 31, 2006, two customers accounted for 32% and 20%, respectively, of the accounts receivable and unbilled receivables balances, and at January 31, 2006, two customers accounted for 30% and 17%, respectively, of SeaChange’s accounts receivable and unbilled receivables balances. During the first quarter of fiscal 2007, two of SeaChange’s customers, NTL Incorporated and Telewest Global, Inc., merged, and consequently, the Company’s customer information for fiscal 2006 has been revised to reflect this merger.

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

Two of the former shareholders of ODG, Andrew Birchall and Anthony Kelly, became executive officers of SeaChange in conjunction with the acquisition, and the other two former shareholders of ODG are immediate family members of Mr. Kelly. The purchase agreement provides for additional contingent consideration to the former shareholders of ODG, if ODG meets certain annual performance goals related to net income in three specified measurement periods over the period ending January 31, 2008. SeaChange may pay up to a maximum aggregate contingent consideration of approximately $11.7 million (based on the exchange rate in effect at October 31, 2006 as any contingent consideration is to be made in British Pounds Sterling), including up to 50% payable in shares of SeaChange common stock, par value $0.01 per share, with the remainder payable in cash provided that these performance goals are met. The contingent consideration is comprised of three installments, each to be made annually, which began with the year ended January 31, 2006, for annual baseline amounts of approximately $2.2 million, $2.3 million and $4.7 million, respectively. These amounts are subject to upward and downward adjustment based on the actual net income related performance of ODG, as clarified in the agreement, during these periods, provided that the aggregate maximum contingent consideration payable is the sum of these baseline amounts plus a maximum of $2.5 million. The contingent consideration will be recorded as an additional cost of the purchase and recorded as goodwill if the performance measures are met by ODG and it becomes payable. On January 31, 2006, the first earnout measurement period ended and the Company recorded an additional $2.8 million (USD equivalent) of goodwill to reflect the earned contingent consideration based upon the actual performance of ODG. In May 2006, the Company paid $3.0 million (USD equivalent) to satisfy this obligation. On June 30, 2006, SeaChange and the former stockholders of ODG amended the original purchase agreement to provide for the acceleration of the second installment of contingent consideration (for the year ended January 31, 2007) in exchange for the issuance to the sellers of 341,360 shares of SeaChange’s common stock having a fair market value of $2.3 million as of the date of the amendment. Consequently, the Company recorded an additional $2.3 million of goodwill to reflect the accelerated second installment of contingent consideration. Pro forma results of operations are not presented as the acquisition of ODG was determined not to be significant to the Company’s consolidated financial statements.

Liberate Technologies Non-North America Business

In the second quarter of fiscal 2006, SeaChange acquired substantially all of the assets of Liberate Technologies’ business outside of North America. The financial position and results of operations of Liberate Technologies’ former non-North American business have been consolidated subsequent to the acquisition date. The Liberate acquisition was determined to be significant to the Company’s consolidated financial position, and the Company presented the required pro forma income statement information for a full year subsequent to the acquisition in previous quarterly filings.

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

10. Goodwill and Intangible Assets

At October 31, 2006 and January 31, 2006, the Company had goodwill of $23.3 million and $20.4 million, respectively. A portion of goodwill pertains to the Company’s United Kingdom subsidiary, ODG, and, as a result, is subject to translation at the currency rates in effect at the balance sheet date. The change in the carrying amount of goodwill for the nine months ended October 31, 2006 is as follows:

	Broadband Segment	Service Segment	Total
	(in thousands)
Balance at January 31, 2006	$11,169	$9,210	$20,379
Goodwill acquired—ODG	—	2,302	2,302
Foreign exchange impact	—	638	638

Balance at October 31, 2006	$11,169	$12,150	$23,319

SeaChange evaluates goodwill for impairment on, at least, an annual basis. In the second quarter, SeaChange completed its annual evaluation for the recoverability of goodwill associated with the Broadband segment acquisitions including the non-North American business of Liberate Technologies, ZQ Interactive, Ltd., and GuestServe Networks, Inc. SeaChange’s analysis determined that there was no goodwill impairment. In the third quarter ended October 31, 2006, SeaChange completed its annual evaluation for the recoverability of goodwill associated with the acquisition of ODG included in the Services segment. SeaChange’s analysis determined that there was no goodwill impairment.

At October 31, 2006 and January 31, 2006, the Company had recorded net intangible assets of $14.5 million and $18.9 million respectively, consisting of customer contracts, patents, completed technology and trademarks. A portion of acquired intangible assets pertains to the Company’s United Kingdom subsidiary, ODG, and, as a result, is subject to translation at the currency rates in effect at the balance sheet date.

Intangible assets, net, consisted of the following:

Intangible Assets	Patents	Customer Contracts	Completed Technology	Trademark and Other	Total
Outstanding as of January 31, 2006	$5,423,000	$18,594,000	$2,999,000	$1,008,000	$28,024,000
Current period additions	—	—	—	—	—
Foreign exchange impact	—	320,000	51,000	—	371,000

Outstanding as of October 31, 2006	$5,423,000	$18,914,000	$3,050,000	$1,008,000	$28,395,000

Accumulated Amortization	Patents	Customer Contracts	Completed Technology	Trademark and Other	Total
Outstanding as of January 31, 2006	$5,423,000	$1,948,000	$1,343,000	$406,000	$9,120,000
Current period amortization	—	4,068,000	461,000	181,000	4,710,000
Foreign exchange impact	—	73,000	12,000	—	85,000

Outstanding as of October 31, 2006	$5,423,000	$6,089,000	$1,816,000	$587,000	$13,915,000

Intangible Assets, net, as of October 31, 2006	$—	$12,825,000	$1,234,000	$421,000	$14,480,000

Total amortization expense for intangible assets was $1.6 million and $895,000 for the three months ended October 31, 2006 and 2005, respectively. Amortization expense for intangible assets was $4.7 million and $1.3 million for the nine months ended October 31, 2006 and 2005, respectively. In the three and nine month periods ended October 31, 2006, $160,000 and $480,000, respectively, were charged to cost of product revenues. In the three and nine month periods ended October 31, 2005, $132,000 and $237,000, respectively, were charged to cost of product revenues. The balance of the fiscal 2007 and the full amount of fiscal 2006 amortization were charged to operating expenses. Amortization expense is estimated to be approximately $6.3 million in fiscal 2007, $3.5 million in fiscal 2008, $2.7 million in fiscal 2009, $2.7 million in fiscal 2010, $1.7 million in fiscal 2011 and $1.0 million in fiscal 2012.

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

Guarantees and Indemnification Obligations

SeaChange provides indemnification, to the extent permitted by law, to its officers, directors, employees and agents for liabilities arising from certain events or occurrences while the officer, director, employee, or agent, is or was serving, at SeaChange’s request in such capacity. With respect to acquisitions, SeaChange provides indemnification to or assumes indemnification obligations for the current and former directors, officers and employees of the acquired companies in accordance with the acquired companies’ bylaws and charters. As a matter of practice, SeaChange has maintained directors’ and officers’ liability insurance coverage including coverage for directors and officers of acquired companies.

SeaChange enters into agreements in the ordinary course of business with customers, resellers, distributors, integrators and suppliers. Most of these agreements require SeaChange to defend and/or indemnify the other party against intellectual property infringement claims brought by a third party with respect to SeaChange’s products. From time to time, SeaChange also indemnifies customers and business partners for damages, losses and liabilities they may suffer or incur relating to personal injury, personal property damage, product liability, and environmental claims relating to the use of SeaChange’s products and services or resulting from the acts or omissions of SeaChange, its employees, authorized agents or subcontractors. For example, in a letter dated May 16, 2005 from Cablevision Systems Corp., in a letter dated May 19, 2005 from Time Warner Cable, Inc., and in a letter dated July 22, 2005 from Insight Communications Company, Inc., all SeaChange customers, SeaChange and other suppliers were notified that each party was served on May 3, 2005, April 25, 2005 and April 26, 2005 respectively with a complaint by Acacia Media Technologies, Corp. for allegedly infringing U.S. Patent Nos.: 5,132,992; 5,253,275; 5,550,863; and 6,144,702 by providing broadcast video and video-on-demand services to end user customers. In addition, in a letter dated August 4, 2006 from Cox Communications, Inc., in a letter dated June 29, 2006 from Time Warner Inc. and in a letter dated October 6, 2006 from Comcast Cable Communications, LLC, SeaChange and other suppliers were notified that each party was served on June 13, 2006 with a complaint by USA Video Technology Corporation for allegedly infringing U.S. Patent No. 5,130,792 by providing video-on-demand services to end use customers. These customers have requested SeaChange’s support under its indemnification obligations. SeaChange continues to review its potential obligations under its indemnification agreements with these customers, in view of the claims by Acacia and USA Video Technology Corporation and the indemnity obligations to these customers from other vendors that also provided equipment and services to these customers.

SeaChange warrants that its products, including software products, will substantially perform in accordance with its standard published specifications in effect at the time of delivery. Most warranties have at least a one year duration that generally commence upon installation. In addition, SeaChange provides maintenance support to all customers and therefore allocates a portion of the product purchase price based on the fair value of the maintenance and support to the initial warranty period and recognizes revenue on a straight line basis over that warranty period related to both the warranty obligation and the maintenance support agreement. When SeaChange receives revenue for extended warranties beyond the standard duration, it is deferred and recognized on a straight line basis over the contract period. Related costs are expensed as incurred. As of October 31, 2006 and January 31, 2006, SeaChange had revenue deferrals related to initial and extended warranties of $13.1 million and $16.5 million, respectively.

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

In determining whether the Company’s convertible preferred stock investment in Casa was in-substance an investment in common stock, the Company considered whether its investment has substantive liquidation preferences over Casa’s common stock. The Company also considered whether Casa had little or no subordinated equity from a fair value perspective and whether the stated liquidation preference of the convertible preferred stock was significant in relation to the purchase price of the investment. The estimated fair value of Casa’s common stock significantly exceeded the estimated fair value of Casa’s convertible preferred stock (including the liquidation preference and purchase call option), all of which were determined by an independent valuation expert. As a result, SeaChange’s convertible preferred stock investment retained a “substantive liquidation preference,” as defined by paragraph 6a. of EITF 02-14, over the holders of Casa’s common stock. The Company considered Example 2 of Exhibit 02-14A,”Examples of the Application of the Characteristics of In-Substance Common Stock” of EITF 02-14 as it was substantially similar to the facts and circumstances involving SeaChange’s convertible preferred stock investment in Casa. In that example, the stated liquidation preference of a preferred stock investment is equal to the fair value of the preferred stock and the fair value of the common stock exceeds that of the preferred stock. The conclusion from this example is that because the liquidation preference is substantive, the subordination characteristics of the preferred stock are not substantially similar to the subordination characteristics of the common stock. As a result, the preferred stock investment in this example is not in-substance common stock and no further evaluation for equity accounting treatment is required.

The Company also evaluated the other agreements with Casa, including the Company’s right of first refusal on the issuance of additional shares of Casa securities or the transfer of stock or options by holders, and the Company’s call option to purchase all of the outstanding stock and options not owned by the Company. The right of first refusal represents an option to allow SeaChange to maintain its relative ownership interest in Casa. The option to purchase the outstanding common stock of Casa is limited in duration and subject to both the Company and Casa meeting certain stated performance targets. When considered together with the preferred stock investment and the guidance within EITF 02-14, the Company does not believe that these agreements give SeaChange “significant influence” over Casa as defined in APB No. 18. In addition, SeaChange does not retain a representative on the Casa board of directors.

Accordingly, since the Company’s convertible preferred stock investment was not “in-substance” common stock, and the investment is not a FAS 115 security, the cost method of accounting would be required to record its convertible preferred investment as long as the estimated fair value of Casa’s common stock continued to be sufficient to support a determination that the convertible preferred stock was not “in-substance” common stock. The Company has evaluated the characteristics of EITF 02-14 and APB No. 18 and has concluded that it does not have the ability to exercise significant influence over Casa and that, as a result, the use of the cost method of investment is appropriate.

In the first quarter of fiscal 2006, the Company invested $2.0 million for 5.9 million shares of 8% cumulative convertible preferred stock of InSite One, Inc. (“InSite”). This investment represented approximately 11% of the total capital stock of InSite. In conjunction with the Stock Purchase Agreement, SeaChange and InSite entered into a Master Purchase Agreement in which InSite agreed to purchase SeaChange digital storage products and services under the terms and conditions defined in the agreement. Under the terms of this agreement and during the quarter ended July 31, 2006, SeaChange recorded revenue for equipment sold to InSite. In exchange for the equipment, InSite issued a convertible note receivable to SeaChange in the amount of $407,000, with an interest rate of 9% per annum. Since the note is convertible into equity securities only at the option of the issuer, the Company considers the convertible note receivable to be an additional investment in InSite rather than extended financing for the sale of equipment. The sale of equipment is considered substantive due to the utility of the equipment to InSite and to the customer’s ability to pay for the equipment without the additional financing. The note receivable will mature on June 30, 2007 and is included in “Prepaid expenses and other current assets” on the Consolidated Balance Sheet.

SeaChange periodically reviews indicators of the fair value of its investments in affiliate companies in order to assess whether available facts or circumstances, both internally and externally, may suggest an other than temporary change in the fair value of the investment. There was no indication of an other than temporary decline in fair value as of October 31, 2006.

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

In June 2006, the FASB ratified the consensus reached by the EITF on Issue No. 06-3, How Taxes Collected from Customers and Remitted to Governmental Authorities Should be Presented in the Income Statement (That Is, Gross Versus Net Presentation) (“EITF 06-3”). EITF 06-3 includes any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer and may include, but is not limited to, sales, use, value added, and some excise taxes. EITF 06-3 concludes that the presentation of taxes on either a gross (included in revenues and costs) or a net (excluded from revenues) basis is an accounting policy decision that should be disclosed. In addition, for any such taxes that are reported on a gross basis, a company should disclose the amounts of those taxes in interim and annual financial statements for each period for which an income statement is presented if those amounts are significant. The provisions of EITF 06-3 should be applied to financial reports for interim and annual reporting periods beginning after December 15, 2006, with earlier adoption permitted. The Company reports revenue on a net basis, excluding government taxes. Therefore, the Company does not expect a significant impact upon adoption of EITF 06-3.

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurement.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value using generally accepted accounting principles, and expands disclosures about fair value measurements. This Statement does not require any new fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company is currently assessing the impact, if any, of the adoption of SFAS No. 157 on its financial statements.

In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Qualifying Misstatements in Current Year Financial Statements,” which provides interpretive guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB No. 108 is effective for companies with fiscal years ending after November 15, 2006. The Company does not except a significant impact upon adoption.

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

Our operating results are significantly influenced by a number of factors, including the mix of products sold and services provided, pricing, costs of materials used in our products and the expansion of our operations during the fiscal year. We price our products and services based upon our costs and consideration of the prices of competitive products and services in the marketplace. The costs of our products primarily consist of the costs of components and subassemblies that have generally declined from product introduction to product maturity. As a result of the growth of our business, our operating expenses have historically increased in the areas of research and development, selling and marketing, customer service and support and administration. In the current state of the economy, we currently expect that our Broadband and Broadcast customers may still have limited capital spending budgets as we believe they are dependent on advertising revenues to fund their capital equipment purchases. Accordingly, we expect our financial results to vary from quarter to quarter, and our historical financial results are not necessarily indicative of future performance. We also expect our operating expenses to increase in sequential periods in the future as a result of acquiring Liberate’s non-North American business in the second quarter of fiscal 2006 and ODG’s business in the third quarter of fiscal 2006. In light of the higher proportion of our international business due, in part, to the recent acquisitions of European-based businesses from Liberate Technologies and ODG, we expect movements in foreign currency exchange rates to have a greater impact on our operating results and the equity section of our balance sheet in the future.

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

In the nine months ended October 31, 2006, our total revenues increased 30% to $121.3 million from the same period in the prior year. The increase in revenues is attributed to both our product and services. Product (hardware, software and systems) revenue increased 30% to $73.3 million in the nine months ended October 31, 2006 over the same period in fiscal 2006. Revenues from video-on-demand products increased 48% to $58.1 million in the nine months ended October 31, 2006 compared to the same period in the previous fiscal year. This increase in video-on-demand product revenues reflects $19.2 million of software development revenue recognized under the percentage-of-completion accounting method. The software development revenue was derived primarily from a master agreement with Comcast for video-on-demand systems, software development and services as well as contracts with cable operators in Europe that were acquired as part of the Liberate acquisition in the second quarter of fiscal 2006. A significant portion of the software development revenue generated in the second quarter from the Comcast agreement related to efforts undertaken in prior quarters.

Our advertising revenue, which is included in our Broadband segment, decreased 37% to $6.7 million in the nine months ended October 31, 2006 from the same period in fiscal 2006. The lower revenue in the nine months ended October 31, 2006 related primarily to lower order activity. Our Broadcast revenue increased 31% to $8.5 million in the nine months ended October 31, 2006 from the same period in fiscal 2006. The increase in Broadcast revenue is due mainly to a $3.6 million product order from the U.S. government that was shipped in the quarter ended July 31, 2006.

Services revenue increased 31% to $47.9 million in the nine months ended October 31, 2006 over the same period in fiscal 2006. The growth in Services revenue is primarily attributable to $7.1 million of media content services provided by the On Demand Group (ODG) which was acquired in September 2005, $3.5 million from a growing installed base of VOD systems, and a $1.5 million increase in SeaChange Interactive (formerly Digital Video Arts) professional services revenues.

The Company’s gross profit as a percentage of revenue increased 8 percentage points to 48% in the nine months ended October 31, 2006 over the same period in fiscal 2006. The increase was primarily due to increased revenues from higher margin software development contracts.

Our operating expenses increased $15.3 million or 30% in the nine months ended October 31, 2006 over the nine months ended October 31, 2005. This increase is principally attributable to a $2.6 million increase in our middleware research and development activities, $6.3 million included in operating expenses from the dates of acquisition of the non-North America Business of Liberate Technologies and ODG in fiscal 2006, and $2.1 million of stock compensation expense resulting from the adoption of SFAS 123(R), effective February 1, 2006, which requires the measurement and recognition of compensation expense for equity awards (see Note 3 for further discussion). We expect year-over-year operating expenses to continue to increase in fiscal 2007 due to continued expansion of our research and development activities and continued SFAS 123(R) expenses.

Our higher revenue offset by higher operating expenses resulted in a net loss of $4.4 million or $0.15 per diluted share in the nine months ended October 31, 2006 as compared to a net loss of $9.2 million or $0.33 per diluted share in the same period in fiscal 2006.

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

Inventory valuation

Our manufacturing, finance and operations personnel monitor quarterly the inventories to determine that the carrying value is stated at the lower of cost or net realizable value. We record charges to reduce inventory to its net realizable value, when impairment is identified through the quarterly management review process. Obsolete inventory, consisting of on-hand components, subassemblies and finished products, is written down to its estimated net realizable value, if less than cost. The obsolescence evaluation is based upon assumptions and estimates about future demand and possible alternative uses and involves significant judgments. For inventory that has been written down to its net realizable value, we release the reserve upon sale or disposal of this inventory.

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

Three Months Ended October 31, 2006 Compared to the Three Months Ended October 31, 2005

Revenues

Product Revenues. Our product revenue consists of sales of hardware, software and systems from our Broadband and Broadcast segments.

	Three months ended October 31,
	2006	2005
Broadband revenues:
Video-on-demand products	$21,199,000	$11,721,000
Advertising products	3,255,000	6,367,000

Total Broadband Revenues	24,454,000	18,088,000
Broadcast revenues:	1,568,000	3,961,000

Total Product Revenues	$26,022,000	$22,049,000

Product revenues increased 18% to $26.0 million in the three months ended October 31, 2006 from $22.0 million in the three months ended October 31, 2005. Revenues from the Broadband segment, which accounted for 94% and 82% of total product revenues in the three months ended October 31, 2006 and October 31, 2005, respectively, increased to $24.5 million in the three months ended October 31, 2006 from $18.1 million in the three months ended October 31, 2005. Video-on-demand hardware, software and systems revenues increased to $21.2 million for the three months ended October 31, 2006 as compared to $11.7 million for the three months ended October 31, 2005. Video-on-demand product revenue for the three months ended October 31, 2006 included $6.7 million of software development contract revenues associated with both the execution of the multi-element arrangement with Comcast at the end of July 2006 that was accounted for using the percentage of completion method of accounting and the middleware software contracts acquired from Liberate Technologies in July 2005. In the quarter ended October 31, 2005, $3.1 million of software development contract revenues were recorded. Advertising revenues were approximately $3.3 million for the three months ended October 31, 2006 as compared to $6.4 million for the three months ended October 31, 2005. The lower revenue in the three months ended October 31, 2006 related primarily to lower order activity.

Broadcast segment revenues were $1.6 million in the three months ended October 31, 2006 compared to $4.0 million in the three months ended October 31, 2005. The higher revenue in the three months ended October 31, 2005 related primarily to customer acceptance of shipments for which the revenue had been previously deferred. We expect future revenue growth year-over-year, if any, to come principally from our video-on-demand products as telecommunications companies, both in North America and internationally, begin to deploy video-on-demand systems, North American cable companies continue to expand their existing deployments of video-on-demand systems, and we expand our existing product line of video-on-demand offerings with new products and services. We believe that there will be an increased demand for digital advertising insertion systems, which will offset the decline in demand for analog advertising systems.

Services Revenues. Our Services revenues consist of fees for installation, training, project management, product maintenance and technical support, professional services, and movie content services. Our Services revenues increased 22% to $16.2 million in the three months ended October 31, 2006 from $13.3 million in the three months ended October 31, 2005. This increase primarily resulted from $1.8 million in increased revenues from ODG’s media content services which were acquired late in the third quarter of fiscal 2006 and $1.1 million from a growing installed base of VOD systems. Professional services revenues from SeaChange Interactive, formerly Digital Video Arts, decreased to $443,000 in the three months ended October 31, 2006 from $518,000 in the three months ended October 31, 2005. Service revenues are expected to continue to grow year-over-year from our expanding installed base of products and additional service offerings.

For the three months ended October 31, 2006 two customers each accounted for more than 10% of our total revenues and collectively accounted for 48% of our total revenues, and the same two customers each accounted for more than 10% of our total revenues and collectively accounted for 44% of our total revenues for the three months ended October 31, 2005. Revenue from both customers was primarily in the Broadband segment. During the first quarter of fiscal 2007, two of our customers, NTL Incorporated and Telewest Global, Inc., merged, and consequently, the customer information for fiscal 2006 has been revised to reflect this merger. We believe that a significant amount of our revenues will continue to be derived from a limited number of customers.

International sales accounted for approximately 36% and 44% of total revenues in the three months ended October 31, 2006 and October 31, 2005, respectively. The U.S. and the United Kingdom each accounted for more than 10% and collectively accounted for 85% of total revenue for the three months ended October 31, 2006, and the U.S. and the United Kingdom each accounted for more than 10% and collectively accounted for 82% of total revenue for the three months ended October 31,

2005. We expect that international products and services revenues will remain a significant portion of our business in the future. Since substantially all of our product sales are denominated in United States Dollars (USD), we have not experienced, nor do we expect to experience in the near term, any material impact from fluctuations in foreign currency exchange rates on our results of operations. With the acquisition of ODG, which has designated the Great British Pound (GBP) as its functional currency, its service sales, payable in GBP, provide a natural hedge for local currency payments. Thus, we do not expect to experience, nor have we experienced any material impact on our results from fluctuations in foreign currency transactions of ODG. However, since the ODG operation is translated to USD for reporting purposes, translation gains and losses, as a result of foreign currency rate fluctuations, are recorded in the equity section of our balance sheet. We continue to expect exposure in fluctuations in the USD/GBP exchange rate in the equity section of our balance sheet in the future.

Product Gross Profit. Costs of product revenues consist primarily of the cost of purchased material components and subassemblies, labor and overhead costs relating to the final assembly and testing of complete systems and related expenses and labor and overhead costs related to software development contracts. Costs of product revenues decreased 6% to $12.9 million, or 50% of related product revenues, in the three months ended October 31, 2006 as compared to $13.8 million, or 63% of related product revenues, in the three months ended October 31, 2005. In the three months ended October 31, 2006, the decrease in the costs of revenues primarily reflects the increased revenues from higher margin software development contracts. Product gross profit as a percentage of product revenues was 50% and 37% in the three months ended October 31, 2006 and 2005, respectively. Gross profit for the Broadband segment increased to 53% of revenues for the three months ended October 31, 2006 from 45% of revenues for the three months ended October 31, 2005. The increase in Broadband gross profit percentages is primarily due to higher margin recorded on software development contract revenues. Gross profit for the Broadcast segment increased to 7% from 2% for the three months ended October 31, 2006 and 2005, respectively. Overall product gross profit for fiscal 2007 is expected to be higher than fiscal 2006 gross profit due to increased year-over-year revenues from our video-on-demand systems and software development products.

Services Gross Profit. Cost of services revenues consist primarily of labor, materials and overhead relating to the installation, training, product maintenance and technical support, professional services, and project management provided by us and costs associated with providing video content services. Cost of services revenues increased 41% to $9.8 million or 60% of services revenues in the three months ended October 31, 2006 from $6.9 million or 52% of services revenues in the three months ended October 31, 2005, primarily due to higher revenue. The decrease in Services gross profit as a percentage of revenues from 48% in the three months ended October 31, 2005 to 40% in the three months ended October 31, 2006 was primarily due to start-up expenses at ODG for new customer projects and higher costs in fulfilling professional services contracts at SeaChange Interactive.

Research and Development. Research and development expenses consist primarily of the compensation of development personnel, depreciation of development and test equipment and an allocation of related facilities expenses. Research and development expenses increased 11% from $8.8 million, or 23% of total revenues, in the three months ended October 31, 2005 to $9.8 million, or 25% of total revenues, in the three months ended October 31, 2006 primarily due to the increased investment in our middleware platform development of approximately $1.0 million and stock-based compensation expense of approximately $400,000 partially offset by expenses associated with software development that were reclassified to cost of goods sold in the quarter ended October 31, 2006 of approximately $800,000. We expect that research and development expenses will continue to increase in fiscal year 2007 as we continue our development of our new products and related enhancements.

Selling and Marketing. Selling and marketing expenses consist primarily of compensation expenses, including sales commissions, travel expenses and certain promotional expenses. Selling and marketing expenses increased 16% from $4.9 million or 14% of total revenues, in the three months ended October 31, 2005 to $5.7 million, or 14% of total revenues, in the three months ended October 31, 2006. This increase in expense was primarily due to an increase of approximately $600,000 in staffing and stock-based compensation expense of approximately $100,000.

General and Administrative. General and administrative expenses consist primarily of the compensation of executive, finance, human resource and administrative personnel, legal and accounting services and an allocation of related facilities expenses. General and administrative expenses increased 31% from $3.7 million, or 11% of total revenues, in the three months ended October 31, 2005 to $4.9 million, or 12% of total revenues, in the three months ended October 31, 2006. This increase was due to a full quarter, or approximately an additional $900,000, of ODG general and administrative expenses, stock-based compensation expense of approximately $300,000 and increased staffing of approximately $100,000.

Amortization of intangible assets. Amortization expense consists of the amortization of acquired intangible assets which are operating expenses and not considered costs of revenues. Amortization expense was $1.4 million in the three months ended October 31, 2006 and $800,000 in the three months ended October 31, 2005. The increase in amortization expense is attributable to the acquisition of ODG late in the third quarter of fiscal 2006. The table below classifies the amortization expense by its source category, sales and marketing and general and administrative expense.

(Amounts in thousands)	For the three months ended October 31, 2006	For the three months ended October 31, 2005
Sales and marketing expense	$1,356	$726
General and administrative expense	54	74
Amortization expense	1,410	800

An additional $160,000 and $95,000 of amortization expense related to acquired technology was charged to cost of sales for the three months ended October 31, 2006 and 2005, respectively.

Interest Income (Expense). Interest income was $337,000 in the three months ended October 31, 2006 and $467,000 in the three months ended October 31, 2005. Interest expense was $5,000 for the three months ended October 31, 2006 as compared to $6,000 for the three months ended October 31, 2005. The decrease in interest income is primarily due to the decrease in marketable securities during the quarter ended October 31, 2006 in comparison to the quarter ended October 31, 2005.

Equity Income (Loss) in Earnings of Affiliates. Equity income (loss) in earnings of affiliates was $453,000 and ($95,000) in the three months ended October 31, 2006 and 2005, respectively. The equity income in earnings of affiliates consists of our proportionate ownership share of the net income (loss) under the equity method of accounting for Filmflex for the quarters ended October 31, 2006 and October 31, 2005, respectively. As the acquisition of the remaining shares of ODG, an investment previously accounted for under the equity method, was completed during the quarter ended October 31, 2005, the equity loss for the three months ended October 31, 2005 includes our share of ODG’s loss for their quarter ended August 31, 2005. (Our proportionate ownership share of ODG’s income related to the period of September 1 to September 23, 2005, the date we acquired ODG, was a loss of $490,000 which was recorded against retained earnings since the Statement of Operations already included a full quarter of equity loss from ODG.) Our equity loss for the three months ended October 31, 2005 also includes an equity loss of $20,000 for Filmflex that represents our share of Filmflex’s loss for the period from September 23, 2005 through September 30, 2005. Our proportionate ownership share of equity income (loss) is recorded one month in arrears for Filmflex and two months in arrears for ODG.

Income Tax Benefit. Our effective tax rate was 19% or $358,000 and 36% or $1.2 million for the three months ended October 31, 2006 and 2005, respectively. These tax rates reflect estimated annual effective tax rates of 17% and 19% for fiscal 2007 and 2006, respectively. These estimated annual effective tax rates primarily differ from the statutory tax rate due to the Company’s limitation of carrying back of net operating losses in the U.S. to the extent that we can recover income tax paid in prior years. In addition, taxes are payable in certain foreign jurisdictions at rates lower than those enacted in the U.S. As of October 31, 2006, we maintained a full valuation allowance against our net deferred tax assets primarily due to the uncertainties related to our ability to generate pre-tax income for fiscal 2007 and thereafter. If we generate sufficient future pre-tax income, some portion or all of the valuation allowance could be reversed and a corresponding increase in net income would be reported in future periods.

Nine Months Ended October 31, 2006 Compared to the Nine Months Ended October 31, 2005

Revenues

Product Revenues.

	Nine months ended October 31,
	2006	2005
Broadband revenues:
Video-on-demand products	$58,124,000	$39,384,000
Advertising products	6,682,000	10,676,000

Total Broadband Revenues	64,806,000	50,060,000
Broadcast revenues:	8,538,000	6,504,000

Total Product Revenues	$73,344,000	$56,564,000

Product revenue increased 30% to $73.3 million in the nine months ended October 31, 2006 from $56.6 million in the nine months ended October 31, 2005. Revenue from the Broadband segment, which accounted for 88% and 89% of total product revenue in the nine months ended October 31, 2006 and 2005, respectively, increased to $64.8 million in the nine months ended October 31, 2006 from $50.1 million in the nine months ended October 31, 2005. Video-on-demand hardware, software and systems revenue increased to $58.1 million for the nine months ended October 31, 2006 as compared to $39.4 million for the nine months ended October 31, 2005. Included in the video-on-demand revenue for the nine months ended October 31, 2006 was $19.2 million of software development revenue related to the VOD Purchase Agreement with Comcast, signed during the quarter ended July 31, 2006, and software development revenue from the middleware contracts acquired from Liberate Technologies in July 2005. In the same nine month period ended October 31, 2005, $3.1 million of related middleware contract revenue was recorded. Advertising system revenue was $6.7 million for the nine months ended October 31, 2006 as compared to $10.7 million for the nine months ended October 31, 2005. The lower revenue in the nine months ended October 31, 2006 related primarily to lower order activity. Broadcast system segment revenues were $8.5 million in the nine months ended October 31, 2006 compared to $6.5 million in the nine months ended October 31, 2005. The increase in Broadcast revenue is due mainly to a $3.6 million order from the U.S. government recorded in the second quarter of fiscal 2007.

We expect future revenue growth, if any, to come principally from our video-on-demand products as telecommunications companies, both in North America and internationally, begin to deploy video-on-demand systems, North American cable companies continue to expand their existing deployments of video-on-demand systems, and we expand our existing product line of video-on-demand products with new products and services.

Services Revenues. Our Services revenue increased 31% to $47.9 million in the nine months ended October 31, 2006 from $36.5 million in the nine months ended October 31, 2005. This increase in Services revenues primarily resulted from $7.1 million of media content services provided by ODG which was acquired in September 2005, $3.5 million from a growing installed base of VOD systems, and a $1.5 million increase in SeaChange Interactive professional services revenues. Revenues from services are expected to continue to grow year-over-year from our expanding installed base of products and additional service offerings.

For the nine months ended October 31, 2006, two customers each accounted for more than 10% and collectively accounted for 52% of our total revenues, and two customers accounted for more than 10% and collectively accounted for 44% of our total revenues for the nine months ended October 31, 2005. One of the customers accounted for 36% of total revenues in the nine months ended October 31, 2006 and 25% of total revenues in the nine months ended October 31, 2005. The other customer accounted for 16% of total revenues in the nine months ended October 31, 2006 and 19% of total revenues in the nine months ended October 31, 2005. Revenue from these customers was primarily in the Broadband segment. During the first quarter of fiscal 2007, two of our customers, NTL Incorporated and Telewest Global, Inc., merged, and consequently, the customer information for fiscal 2006 has been revised to reflect this merger. We believe that a significant amount of our revenues will continue to be derived from a limited number of customers.

International sales accounted for approximately 34% and 40% of total revenues in the nine months ended October 31, 2006 and October 31, 2005, respectively. The U.S. and the United Kingdom each accounted for more than 10% and collectively accounted for 88% of total revenue for the nine months ended October 31, 2006. For the nine months ended October 31, 2005, the U.S. and the United Kingdom each accounted for more than 10% and collectively accounted for 80% of total revenues. The $7.8 million increase in revenues from the United Kingdom is primarily due to the service revenues from the media content services provided by ODG since its acquisition in the third quarter of fiscal 2006 and middleware software contract revenues generated from our U.K. customer contracts. We expect that international sales will remain a significant portion of our business in the future. Since substantially all of our product sales are denominated in United States Dollars (USD), we have not experienced, nor do we expect to experience in the near term, any material impact from fluctuations in foreign currency exchange rates on our results of operations. With the acquisition of ODG, which has designated the Great British Pound (GBP) as its functional currency, their service sales, payable in GBP, provide a natural hedge for payments in local currency. Thus, we do not expect to experience, nor have we experienced any material impact on our results from fluctuations in foreign currency transactions from ODG operations. However, since the ODG operation is translated to USD for reporting purposes, translation gains and losses, as a result of foreign currency rate fluctuations, are recorded in the equity section of our balance sheet. We continue to expect exposure in fluctuations in the USD/GBP exchange rate in the equity section of our balance sheet in the future.

Product Gross Profit. Costs of product revenues increased to $35.7 million, or 49% of related product revenues, in the nine months ended October 31, 2006 as compared to $35.5 million, or 63% of related product revenues in the nine months ended October 31, 2005. Gross profit for the Broadband segment increased to 57% of Broadband revenues for the nine months ended October 31, 2006 from 42% of revenues for the nine months ended October 31, 2005. The increase in Broadband gross profit percentages is primarily due to higher margin recorded on software development contracts. Gross profit for the Broadcast segment increased to 7% from less than 1% for the nine months ended October 31, 2006 and 2005, respectively.

Services Gross Profit. Costs of services revenues increased 33% to $26.8 million, or 56% of Services revenues, in the nine months ended October 31, 2006 from $20.2 million, or 55% of Services revenues in the nine months ended October 31, 2005 primarily due to increased VOD revenues. Services gross profit as a percentage of revenue decreased slightly from 45% in the nine months ended October 31, 2005 to 44% in the nine months ended October 31, 2006.

Research and Development. Research and development expenses increased 22% to $30.7 million, or 25% of total revenues, in the nine months ended October 31, 2006 from $25.1 million, or 27% of total revenues, in the nine months ended October 31, 2005 due primarily to the increased investment to support new middleware products of $2.6 million and stock-based compensation expense of $1.2 million. We expect that research and development expenses will increase in fiscal 2007 as we continue our development of new products and related enhancements.

Selling and Marketing. Selling and marketing expenses increased 16% to $16.8 million, or 14% of total revenues, in the nine months ended October 31, 2006 from $14.5 million, or 16% of revenues, in the nine months ended October 31, 2005. Selling and marketing expenses did not rise as fast as the increase in revenues year-over-year, resulting in the decrease in selling and marketing expenses as a percentage of revenues. The increase in expense is primarily due to additional expenses related to higher staffing of $1.5 million, new marketing initiatives at ODG of approximately $400,000, tradeshow expenses and related travel costs of approximately $400,000 and stock-based compensation expense of approximately $300,000.

General and Administrative. General and administrative expenses increased 45% to $14.3 million, or 12% of total revenues, in the nine months ended October 31, 2006 from $9.8 million, or 11% of total revenues in the nine months ended October 31, 2005 due to increased expenses of $2.8 million from the inclusion of ODG general and administrative expenses following the Company’s completion of this acquisition in September 2005, stock-based compensation expense of approximately $800,000 for the nine months ended October 31, 2006 and a bad debt provision of $303,000 in the nine months ended October 31, 2006 in comparison to a bad debt provision reversal of $190,000 in the nine months ended October 31, 2005.

Amortization of intangible assets. Amortization expense consists of the amortization of acquired intangible assets which are operating expenses and not considered costs of revenues. Amortization expense was $4.2 million in the nine months ended October 31, 2006 and $1.2 million in the nine months ended October 31, 2005. The increase in amortization expense is attributable to the acquisitions of Liberate and ODG late in the second and third quarters of fiscal 2006, respectively. The table below classifies the amortization expense by its source category, sales and marketing or general and administrative expense.

(Amounts in thousands)	For the nine months ended October 31, 2006	For the nine months ended October 31, 2005
Sales and marketing expense	$4,068	$725
General and administrative expense	162	436
Amortization expense	4,230	1,161

An additional $480,000 and $125,000 of amortization expense related to acquired technology was charged to cost of sales for the nine months ended October 31, 2006 and 2005, respectively.

Interest Income (Expense). Interest income is $1.0 million in the nine months ended October 31, 2006 and $1.6 million in the nine months ended October 31, 2005. The decrease in interest income is primarily due to the decrease in marketable securities invested during the nine months ended October 31, 2006 in comparison to the nine months ended October 31, 2005. Interest expense is $87,000 in the nine months ended October 31, 2006 and $20,000 in the nine months ended October 31, 2005.

Equity Income in Earnings of Affiliates. Equity income in earnings of affiliates is $773,000 and $283,000 in the nine months ended October 31, 2006 and 2005, respectively. The equity income in earnings of affiliates consists of our proportionate ownership share of the net income under the equity method of accounting for Filmflex for the nine months ended October 31, 2006 and 2005, respectively. As the acquisition of the remaining shares of ODG, an investment previously accounted for under the equity method, was completed during the quarter ended October 31, 2005, the equity loss for the nine months ended October 31, 2005 includes our share of ODG’s loss for their three quarters ended August 31, 2005. (Our proportionate ownership share of ODG’s income related to the period of September 1 to September 23, 2005, the date we acquired ODG, was a loss of $490,000 which was recorded against retained earnings since the Statement of Operations already included three quarters of equity loss from ODG.) Our equity loss for the nine months ended October 31, 2005 also includes an equity loss of $20,000 for Filmflex that represents our share of Filmflex’s loss for the period from September 23, 2005 through September 30, 2005. Our proportionate ownership share of equity income (loss) is recorded one month in arrears for Filmflex and two months in arrears for ODG

Income Tax Benefit. Our effective tax rate was 17% and 19% for the nine months ended October 31, 2006 and 2005, respectively. We recorded a $1.1 million and $2.3 million income tax benefit in the nine months ended October 31, 2006 and 2005, respectively. These estimated annual effective tax rates primarily differ from the statutory tax rate due to the Company’s limitation in carrying back of net operating losses in the U.S. to the extent that we can recover income tax paid in prior years. In addition, taxes are payable in certain foreign jurisdictions at rates lower than those enacted in the U.S. As of October 31, 2006, we maintained a full valuation allowance against our net deferred tax assets primarily due to the uncertainties related to our ability to generate pre-tax income for fiscal 2007 and thereafter. If we generate sufficient future pre-tax income, some portion or all of the valuation allowance would be reversed and a corresponding increase in net income would be reported in future periods.

Off-Balance Sheet Arrangements

We have not created, and are not party to, any special-purpose or off-balance sheet entities for the purpose of raising capital or incurring debt, other than our equity investments in Casa and Filmflex (see Notes 9 and 12 to our accompanying financial statements and Liquidity and Capital Resources). Our arrangements with Casa and Filmflex, which are not consolidated into our financial statements, are not currently likely to have a material effect on our liquidity or impact the availability of our capital resources.

Liquidity and Capital Resources

Historically, we have financed our operations and capital expenditures primarily with cash on-hand and the proceeds from sales of our common stock. Cash and cash equivalents increased approximately $13.3 million from $21.6 million at January 31, 2006 to $34.5 million at October 31, 2006. Working capital, excluding long-term marketable securities, increased from $45.8 million at January 31, 2006 to $55.0 million at October 31, 2006.

Net cash provided by operating activities was $360,000 for the nine months ended October 31, 2006 compared to net cash used in operating activities of $13.9 million for the nine months ended October 31, 2005. The net cash provided by operating activities for the nine months ended October 31, 2006 was the result of the net loss of $4.4 million and the $8.0 million cash payment made to C-Cor Incorporated (as successor to nCube Corp.) in settlement of the now resolved patent infringement litigation, which is more than offset by the non-cash depreciation and amortization of assets of $10.5 million, stock compensation expense of $2.6 million and the changes in certain operating assets and liabilities. Significant changes in operating assets and liabilities that provided cash included a decrease in accounts receivable of $2.7 million due to increased collections and an increase in customer deposits of $2.9 million. These items that provided cash in operations were offset by the reduction of accrued expenses as a result of the patent infringement cash payment, a $2.5 million decrease in income taxes payable due to the tax benefit recorded for fiscal 2007 and the receipt of an income tax refund, a $2.6 million increase in inventory, net, which excludes $2.7 million of inventory reclassified to fixed assets for use as research and development equipment. It is typical for us to experience fluctuations in our monthly operating results primarily due to the timing of receiving customer orders and the related shipment of these customer orders. As a result of these monthly fluctuations, we may experience significant:

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

Net cash provided by investing activities was $11.0 million for the nine months ended October 31, 2006, and net cash used in investing activities was $49.6 million for the nine months ended October 31, 2005. Investment activity for the nine months ended October 31, 2006 consisted primarily of the net sales of $19.3 million of marketable securities offset by $5.8 million of purchased property and equipment and the $3.0 million contingent consideration cash payment made to the sellers of ODG.

Net cash provided by financing activities was $1.5 million for the nine months ended October 31, 2006 and net cash provided by financing activities was $659,000 for the nine months ended October 31, 2005. In the nine months ended October 31, 2006, the cash provided by financing activities primarily consisting of proceeds from the issuance of common stock in connection with stock option exercises and ESPP purchases.

In the first quarter of fiscal 2007, we renewed our $15.0 million revolving line of credit with Citizens Bank (a subsidiary of the Royal Bank of Scotland Group plc) through June 2007. Loans made under this revolving line of credit bear interest at a rate per annum equal to the bank’s prime rate which was 8.25% on October 31, 2006. Borrowings under this line of credit are collateralized by substantially all of our assets. The loan agreement requires that we provide Citizens Bank with certain periodic financial reports and comply with certain financial ratios including a minimum level of earnings before interest, taxes and depreciation and amortization on a trailing twelve month basis, when amounts are outstanding under the loan agreement. As of October 31, 2006, we were in compliance with the financial covenants. There are currently no amounts outstanding under the revolving line of credit.

In the third quarter of fiscal 2006, we purchased the remaining 72.4% of the outstanding capital stock of ODG. The purchase agreement provides for additional contingent consideration if ODG meets certain annual performance goals related to net income in three specified measurement periods over the period ending January 31, 2008. The Company may pay up to a maximum aggregate contingent consideration of approximately $11.7 million (based on the exchange rate in effect at October 31, 2006 as any contingent consideration is to be made in Great British Pounds), including up to 50% payable in shares of SeaChange common stock, par value $0.01 per share, with the remainder payable in cash provided that these performance goals are met. The contingent consideration is comprised of three installments, each to be made annually, beginning with the year ended January 31, 2006, for annual baseline amounts of approximately $2.2 million, $2.3 million and $4.7 million, respectively. These amounts are subject to upward and downward adjustment based on the actual net income related performance of ODG, as clarified in the agreement, during these periods, provided that the aggregate maximum contingent consideration payable is the sum of these baseline amounts plus a maximum of $2.5 million. The contingent consideration will be recorded as an additional cost of the purchase and recorded as goodwill if the performance measures are met by ODG and it becomes payable. On January 31, 2006, the first earnout measurement period ended, and the Company recorded an additional $2.8 million (USD equivalent) of goodwill to reflect the earned contingent consideration based upon the actual performance of ODG. In May 2006, the Company paid $3.0 million (USD equivalent) to satisfy this obligation. On June 30, 2006, we and the former stockholders of ODG amended the original purchase agreement to provide for the acceleration of the second installment of contingent consideration (for the year ended January 31, 2007) in exchange for the issuance to the sellers of 341,360 shares of SeaChange’s common stock having a fair market value of $2.3 million as of the date of the amendment. Consequently, the Company recorded an additional $2.3 million of goodwill to reflect the accelerated second installment of contingent consideration.

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

We believe that existing funds combined with available borrowings under the revolving line of credit and cash provided by future operating activities are adequate to satisfy our working capital, capital expenditure requirements and other contractual obligations for at least the next 24 months.

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

In June 2006, the FASB ratified the consensus reached by the EITF on Issue No. 06-3, How Taxes Collected from Customers and Remitted to Governmental Authorities Should be Presented in the Income Statement (That Is, Gross Versus Net

Presentation) (“EITF 06-3”). EITF 06-3 includes any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer and may include, but is not limited to, sales, use, value added, and some excise taxes. EITF 06-3 concludes that the presentation of taxes on either a gross (included in revenues and costs) or a net (excluded from revenues) basis is an accounting policy decision that should be disclosed. In addition, for any such taxes that are reported on a gross basis, a company should disclose the amounts of those taxes in interim and annual financial statements for each period for which an income statement is presented if those amounts are significant. The provisions of EITF 06-3 should be applied to financial reports for interim and annual reporting periods beginning after December 15, 2006, with earlier adoption permitted. The Company reports revenue on a net basis, excluding government taxes. Therefore, the Company does not expect a significant impact upon adoption of EITF06-3.

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurement.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value using generally accepted accounting principles, and expands disclosures about fair value measurements. This Statement does not require any new fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. We are currently assessing the impact, if any, of the adoption of SFAS No. 157 on our financial statements.

In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Qualifying Misstatements in Current Year Financial Statements,” which provides interpretive guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB No. 108 is effective for companies with fiscal years ending after November 15, 2006. The Company does not expect a significant impact upon adoption.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

We face exposure to financial market risks, including adverse movements in foreign currency exchange rates and changes in interest rates. These exposures may change over time as business practices evolve and could have a material adverse impact on our financial results. Our foreign currency exchange exposure is primarily associated with product sales arrangements, European and Asian repatriation or settlement of intercompany payables and receivables among subsidiaries and its parent company, and/or investment/equity contingency considerations denominated in the local currency where the functional currency of the foreign subsidiary is the U.S. dollar. Substantially all of our product international sales are payable in United States Dollars (USD) or in the case of our ODG operations, service sales, payable in GBP, and provide a natural hedge for receipts and local payments. In light of the higher proportion of our international businesses due, in part, to the recent acquisitions of European-based business from Liberate Technologies and ODG, we expect the risk of any adverse movements in foreign currency exchange rates to have a greater impact on our translated results within the income statement and equity section of our balance sheet. Historically, we have not hedged specific currency exposures as gains and losses on foreign currency transactions have not been material to date. At October 31, 2006 and January 31, 2006, we had no variable rate U.S. dollar denominated debt. As there were no amounts outstanding at October 31, 2006 and January 31, 2006 related to variable rate debt, there was no interest rate exposure.

The carrying amounts reflected in the consolidated balance sheet of cash and cash equivalents, short-term marketable securities, trade receivables and trade payables approximate fair value at October 31, 2006 due to the short maturities of these instruments. We maintain investment portfolio holdings of various issuers, types, and maturities. Our cash and marketable securities include cash equivalents, which we consider to be investments purchased with original maturities of three months or less. Given the short maturities and investment grade quality of the portfolio holdings at October 31, 2006, a sharp rise in interest rates should not have a material adverse impact on the fair value of our investment portfolio. Additionally, our long term marketable investments, which are carried at the lower of cost or market, have fixed interest rates, and therefore are subject to changes in fair value. As a result, we do not currently hedge these market risk exposures. At October 31, 2006, we had $4.2 million in short-term marketable securities and $16.0 million in long-term marketable securities.

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

As a result of the evaluation completed by us, and in which Messrs. Styslinger and Bisson participated, we have concluded that there were no changes during the fiscal quarter ended October 31, 2006 in our internal control over financial reporting, which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Dated: December 11, 2006

SEACHANGE INTERNATIONAL, INC.

by:	/s/ Kevin M. Bisson
Kevin M. Bisson
Senior Vice President, Finance and Administration, Chief Financial Officer, Treasurer and Secretary (Principal Financial) and Accounting Officer; Authorized Officer)

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