Form 10-K
period 2007-01-31
SEACHANGE INTERNATIONAL INC
filed 2007-04-16
CIK 1019671

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2007

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

Common Stock, $.01 par value

Securities Registered Pursuant To Section 12(g) Of The Act:

None

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

As of July 31, 2006, the aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing price for the registrant’s Common Stock on the Nasdaq National Market on such date was $168,180,378.42. The number of shares of the registrant’s Common Stock outstanding as of the close of business on April 12, 2007 was 29,391,613.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the definitive Proxy Statement (which is expected to be filed within 120 days after the Company’s fiscal year end) relating to the registrant’s Annual Meeting of Stockholders to be held on or about July 18, 2007 to be filed pursuant to Regulation 14A are incorporated by reference into Part III of this Annual Report on Form 10-K.

PART I

This Annual Report on Form 10-K includes certain statements of a forward-looking nature which reflect the Company’s current views relating to future events, estimates or the future financial performance of the Company. These forward-looking statements are only predictions and are subject to risks and uncertainties, particularly the matters set forth in ITEM 1A “Risk Factors” below, which could cause actual events or results to differ materially from historical results or those indicated by such forward-looking statements.

ITEM	1. Business

SeaChange International, Inc. (“SeaChange”, “we” or “us”), a Delaware corporation founded on July 9, 1993, is a leading developer, manufacturer and marketer of digital video systems and services. These products and services facilitate the management, aggregation, licensing, storage, and distribution of video, television programming, gaming and advertising content. We sell our products and services worldwide to cable system operators, including Cablevision, Comcast, Cox Communications, Virgin Media, Time Warner Cable and India Online Broadband; telecommunications companies, including Nippon Telephone & Telegraph (NTT), Manitoba Telecom and Verizon Communications; and broadcast television companies, including ABC Disney, CNBC UK, Ascent Media, Clear Channel, and China Central Television.

Our digital video systems are designed to enable our customers to reduce subscriber turnover and access new revenue-generating opportunities from subscribers, advertisers and electronic commerce initiatives. Using our products and services, we believe our customers can increase their revenues by offering additional services such as on demand television, which allows, for example, the operator to offer a variety of programming for viewing whenever a subscriber chooses and incorporates the ability for subscribers to pause and rewind live television shows. Our systems also allow our customers to insert advertising, known as spot advertising, into their local and on-demand programming. As on-demand continues to grow, our advertising systems will allow our customers to target advertising segments to specific subscribers in a particular geographic and/or demographic market. In addition, our systems enable broadband system operators to offer other interactive television services that allow subscribers to customize and/or dynamically interact with their television, enhancing their viewing experience.

The primary thrust of our business has been supplying systems to deliver video assets in the evolving “On Demand” television environment. Through acquisitions and partnerships we have expanded our products and services to address the needs of video content owners, broadcasters, and aggregators. We refer to this flow of video assets from the content owner to the subscriber as the “Content Pipeline”. Our products and services include middleware that drives set top box applications such as Games on Demand, hardware and software for content management and delivery systems, advertising systems to pay for content, and services that involve the acquisition and distribution of video content. We believe that the expansion of our product line will position SeaChange to support and maintain our existing customer base, take advantage of new customers entering the on-demand marketplace and to be able to enter adjacent markets.

Our core technologies provide a foundation for products and services that can be deployed in next generation systems capable of increased levels of subscriber interactivity. We have received several awards for technological excellence, including an Emmy Award in 2001 for our patented MediaCluster ® technology and an Emmy Award in 2004 for our video-on-demand system.

Since 2004, we have made a number of strategic acquisitions and investments to expand our portfolio of products and services. These acquisitions and investments position SeaChange to offer customers of our video-on-demand systems a broader set of products and services. We have expanded our product line to cover the complete Content Pipeline including middleware and applications, networking technology and media services.

Industry Background

Cable System Operators and Telecommunications Companies

The number of cable households has been estimated at 74 million in the United States and approximately 350 million worldwide. Over the last several years, cable system operators have spent billions of dollars to upgrade their networks from analog to digital, yielding a significant increase in available bandwidth, channel capacity and two-way capability. We believe this investment by the cable system operators reflects their intent to provide video-on-demand, advertising insertion, Internet access and other value-added services to their customers, that will differentiate cable system operators from competing service providers, including telecommunications companies and satellite delivery systems.

In 2001, cable system operators and telecommunications companies began the deployment of residential video-on-demand capability allowing subscribers to watch video programming at any time with pause, rewind, fast forward and a number of additional interactive capabilities. All of the top ten North American cable system operators have deployed video-on-demand services in one or more major residential markets. The various on-demand applications offered by cable system operators and, increasingly, telecommunications operators include movies-on-demand, subscription video-on-demand, such as Home Box Office (HBO), as well as news, sports, music videos, games on-demand, and time-shifted television.

Cable companies have also begun to market telephony services. In response, telecommunications operators, notably AT&T and Verizon in the U.S., have initiated efforts to provide competitive digital television services. We believe their public statements regarding further network investments and other initiatives signal their strategic intentions to become significant players in video-on-demand and other interactive television services. Elsewhere, international telecommunications companies with high-speed network capacity are actively exploring and launching similar television services.

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

Some television broadcasters are using digital bandwidth to originate multiple program streams. As this application further develops, television broadcasters will require more video storage and delivery systems that can effectively manage and deliver these multiple television signals. As a result, we believe that television broadcasters will continue to automate their entire programming and advertising to reduce overall operating costs and improve reliability. In the near future we expect new opportunities to emerge for broadcasters and video-on-demand operators to create new business synergies that will likely leverage digital video storage and delivery systems.

SeaChange Business Segments

Broadband

Our high-bandwidth network, or Broadband, business is the foundation of our company and includes our video-on-demand (VOD) System which digitally manages, stores and distributes digital video. Our video-on-demand system allows cable system operators and telecommunications companies to offer video-on-demand and other interactive television services, including interactive electronic advertising and retrieval of Internet content through the television. Our video-on-demand system can be deployed in either a residential environment or a commercial environment (e.g., hotels, schools, etc.) to deliver a wide variety of video services. Since 2000, we have been selected to supply our video-on-demand system in over 100 domestic and international commercial deployments of video-on-demand systems, including deployments by eight of the top 10 cable system operators in the United States, as well as large cable operators in Asia, Europe and Latin America. As of the end of the third quarter of 2006, there were approximately 30.0 million US homes that received digital cable. Approximately 25.0 million of these homes have access to video-on-demand and some research analysts are forecasting that access to video-on-demand will grow to over 40.0 million digital cable homes by the end of 2008.

Our video-on-demand platform is comprised of hardware in the form of servers that store and deliver video content, and software that manages the video assets, the network and the back-office functions of the service.

In 2006, we began selling Axiom, our video-on-demand software, independent of our VOD hardware and offering subscription services for the software in an effort to increase market share and reduce revenue volatility through more recurring revenues. By porting our software to other third party hardware platforms, we expect to increase our market share through opportunities at competitive vendors’ installations. In July of 2006, we announced our first software subscription service sale to Comcast. Since that time, five additional customers have purchased software subscription services.

Our Broadband business segment also includes our SPOT System™ for the insertion of advertisements and other short-form video into television network streams. Our advertising insertion products are available for both the traditional analog environment (the way that video signals have been transmitted for the past 60 years), and for the digital environment which provides the cable operator with a significant increase in available bandwidth, channel capacity and two-way capability. Based on currently available industry sources and our internal data, we believe our SPOT System is the leading analog video insertion system in the United States in the multichannel television market for advertisements and other short-form video. Over the last several years, our customers have begun to migrate to digital video ad insertion, and we believe our digital video ad insertion system is establishing a strong market position as well. The SPOT System automates the management and distribution process, which we believe reduces operating costs, provides high accuracy, high video image quality, and permits geographic and demographic specificity of advertisements. While the majority of our customers consist of major cable system operators and telecommunications companies in the United States, we have sold SPOT Systems to support over 55,000 channels throughout the world. Migration from the analog environment to the digital environment (particularly in the U.S.) has slowed demand for analog advertisement systems while accelerating demand for digital advertisement systems. In the future, we believe that our expertise in both the analog and digital advertising insertion market positions us well as the opportunities continue to develop for delivering interactive and targeted advertisements into television streams and into new media formats such as video-on-demand streams, games, and other applications.

Our middleware and application business is focused on producing set-top client middleware software products and end-to-end interactive television applications, and performing system integration and software customization services. Our middleware and applications team is comprised of engineers located in Fort Washington, PA and San Mateo, CA. Our client middleware solutions include the VODlink Platform Suite ™ built for and deployed on common North American cable set top boxes and the TV Navigator platform deployed in Europe. We have also acquired the source code rights to technology developed by Minerva Networks which will allow us to deploy its Multiverse ® IPTV solutions in the telecom space.

Our middleware products consist of standards-based set top applications, head-end server components, software developer tools and a set of user applications. We have an open middleware architecture that can span both telecom and cable service provider deployments and is able to produce and facilitate a broad offering of applications that realize an end-to-end solution with other technologies. These include advanced asset management systems, DVD-on-Demand, switched broadcast, electronic program guides that include support for video-on-demand, subscription video-on-demand like HBO (SVOD), Personal Video Recording (PVR) and Network Personal Video Recording (nPVR), advertising insertion in video-on-demand, and the GameNow game management system and streaming game technology. SeaChange middleware is currently deployed in over 2 million homes in North America and over 3 million homes in Europe.

In June of 2005, SeaChange made an $8.2 million investment in preferred stock of Casa Systems, Inc. representing a 19.8% ownership interest. Founded in 2003, Casa is a privately held technology company that has developed next generation broadband networking devices targeted at the growing market opportunity in interactive digital video and IP services over broadband networks. Based on innovative technologies, we believe that Casa’s products may increase the efficiency while reducing the capital and operating expense of large scale deployments of video-on-demand, Interactive TV, Digital Video Recording (DVR), Switch Digital Video Broadcast (SDV), Video over Internet (video over IP) and broadband services.

Broadcast

Our Broadcast network business segment includes our Broadcast MediaCluster System™, which allows broadcast television companies to directly transmit content, such as commercials and other programming, for broadcast television companies, to their viewers through either single, multichannel or satellite based delivery systems. We believe that our Broadcast MediaCluster System will effectively eliminate the need for analog tape libraries and provide broadcasters with the automated storage and playback features that they require and are seeking. Since 1998, we have installed our Broadcast MediaCluster System at more than 250 customer locations including network affiliates and multichannel operations in Asia, Europe and the Americas. In addition, we provide media companies, including studios, television networks, stations and cable and telecom operators, with the ability to interoperate with other devices (e.g., video editing and production equipment)

within their customers’ enterprise as part of a client-server architecture with our SeaChange MediaClient system to support the streaming and storage requirements of digital video applications. As media companies take advantage of new video services, including video-on-demand, Internet video streaming, and High-Definition television, we believe that they will derive greater benefit from storing media in a digital format. Our MediaLibrary and MediaClient systems are designed to support the storage, streaming and conversion of digital media files for a variety of video services.

Services

SeaChange has expanded into media content services, consisting of content aggregation and distribution, through the acquisition of On Demand Group Limited (ODG), completed in September of 2005. ODG is a leader in Europe in the development and deployment of interactive media services. ODG specializes in aggregating content for video-on-demand and network video-on-demand (NVOD) platforms, and has provided services to cable operators in several countries in Europe. ODG owns 33.3 percent of Filmflex Movies Limited (Filmflex), a movie video-on-demand service that supplies movies to the UK cable industry and whose other investors are the Walt Disney Company Limited and Columbia Pictures Corporation Limited. Filmflex supplies content from Warner Brothers, Paramount, Universal, MGM, and Dreamworks, as well as the studio partners that are investors in Filmflex, and the majority of the independent film distributors in the UK. ODG also sources, acquires, packages, markets and accounts for Virgin Media’s (the largest cable operator in the U.K.) video-on-demand services in the areas of music, children’s, comedy and dramatic content. ODG has developed its own content rights management system and a content preparation center for incorporating video content from all of the major content suppliers around the world.

In Germany, the largest European market, ODG launched its own Pay-per-View service for Kabel Deutschland Germany (KDG) in fiscal 2007. KDG has approximately 9 million subscribers and has just begun to deploy digital services. We expect to transition the Pay-per-View service to a full fledged VOD service as the digital roll-out occurs. In addition, to augment the amount and variety of video content to be made available for KDG’s Pay-per-View services and other prospective German service providers, ODG entered into a joint venture in fiscal 2008 with TeleMunchen Gruppe, a German media company whose activities include the production and acquisition of German-speaking feature films, television productions and classical music programs.

In addition to media content services, SeaChange installs, maintains, and supports its hardware and software products in North America, Asia, South America and Europe. We currently provide installation, maintenance and technical support services to all our Broadband and Broadcast segment customers. With the addition of our middleware software products, we are also performing system integration, software customization and other professional services. We offer maintenance and technical support to customers, agents and distributors of our products on a 24-hour, seven-day a week basis, and our systems include at least one year of warranty support. We also offer basic and advanced on-site training for our customers.

Information about our business segments is included in Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 3 of the Consolidated Financial Statements.

The SeaChange Solution

We are a leading developer, manufacturer and marketer of digital video systems and services. Our digital video systems, which include hardware, such as servers, as well as operations and applications software, automate the storage, management and distribution of video content such as movies, broadcast programming, games, advertising and other video content types. We market our products and services to cable system operators, telecommunications companies and broadcast television companies, and are actively exploring the marketing of our products to new customers that are entering the video-on-demand market. Our solutions are based on the following five core areas of functionality:

•	Content aggregation, management and distribution;

•	Storage and retrieval of video content to and from digital libraries;

•	Automated distribution of video streams between digital libraries by means of local and wide-area data networks;

•	Delivery of video streams over single and multiple channels; and

•	Management of video sales, scheduling, billing and execution of related business transactions and services.

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

•

Scalability. Our products are scalable in both video storage and video stream capacity. Our proprietary technology, including our patented single-copy storage system, the MediaCluster ™ system, allows a single copy of content to be streamed through all available outputs without the need for duplication of content or re-routing between servers on the system. Our storage technology and distributed architecture results in a highly scalable system that reduces operational complexity and yields storage and bandwidth efficiencies as the amount of available content and the number of subscribers increase. Our products are scalable to the needs of our customers whether operating in a single channel system concentrated in one specific zone or a system with hundreds of channels serving multiple markets and a large number of users within each market.

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

Strategy

Our strategy is to be the leading provider of video solutions to meet the growing demand for on-demand solutions in the television industry. We develop, manufacture and market digital video systems and services that include the management, aggregation, licensing, storage, and distribution of video, television, gaming and advertising content. The key elements of our strategy are to:

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

•

Establish and Maintain Technological Leadership. We believe our competitive position is dependent in large part on the features and performance of our systems. As a result, we focus our research and development efforts on introducing systems with improved hardware and software capabilities. We have been granted patents for our single-copy storage technology and have other patents pending. We have received several awards for technological excellence, including an Emmy Award in 2001 for our patented MediaCluster storage technology and a second Emmy Award in 2004 for our video-on-demand system. As of January 31, 2007, 44% of our employees were focused on research and product development efforts.

•

Provide Superior Customer Service and Support. Our products operate in customer environments where continuous operation is critical. As a result, we believe that providing a high level of service and support gives us a competitive advantage and is a differentiating factor in developing and maintaining key customer relationships. Our in-depth industry and application knowledge allows us to better understand the service needs of our customers. As of January 31, 2007, 27% of our employees were dedicated to customer service and support, including project design and implementation, maintenance, installation and training. Customers have access to service personnel via 24-hour, seven-day a week telephone support. In addition, we believe that the acquisitions and investments that have been made by us in media services and in system integration and customization services have positioned us as an integral partner with our customers to ensure optimal performance of their systems.

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

•

Interactive middleware software that enables cable operators outside North America to run multiple services, including high-definition television, video-on-demand, and personal video recorders on multiple platforms;

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

SeaChange Broadcast MediaCluster System

Our Broadcast MediaCluster System is composed of multiple individual video servers arranged in a cluster acting as one system. This system is designed to provide high-quality digital based video storage and playback for use with automation systems in broadcast television stations. It product is intended to replace on-air tape decks used to store and play back advertising, movies and other programming from video tape cart systems and, in some cases, to replace the cart systems themselves. Our Broadcast MediaCluster System is designed for customers both in larger broadcast television markets, which use station automation systems, and in smaller markets, which use control software included in the system. This product is sold within the Broadcast segment.

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

Service and Support

We install, maintain and support our hardware and software products in North America, Europe, Asia and South America. We offer basic and advanced on-site training for customer employees. We currently provide installation, maintenance and technical support to all our customers. We offer maintenance and technical support to customers, agents and distributors of our hardware, software and systems on a 24-hour, seven-day a week basis. Generally, our product sales include at least one year of free maintenance.

SeaChange has expanded into media content services, consisting of content aggregation and distribution, through the acquisition of On Demand Group Limited (ODG), completed in the third quarter of fiscal 2006. ODG is a leader in Europe in the development and deployment of interactive media services. ODG specializes in aggregating content for video-on-demand and network video-on-demand (NVOD) platforms, and has provided services to cable operators in more than 20 countries in Europe. ODG owns 33.3 percent of Filmflex Movies Limited (Filmflex), a movie video-on-demand service that supplies movies to the UK cable industry and whose other investors are the Walt Disney Company Limited and Columbia Pictures Corporation Limited.

Customers

We currently sell our products primarily to cable system operators, broadcast and telecommunications companies.

Our customer base is highly concentrated among a limited number of large customers, primarily due to the fact that the cable, movie, broadcast, and telecommunications industries in the United States are dominated by a limited number of large companies. A significant portion of our revenues in any given fiscal period have been derived from substantial orders placed by these large organizations. In the years ended January 31, 2007, 2006 and 2005 total revenues from our five largest customers represented approximately 64%, 54% and 63%, respectively, of our total revenues. Customers accounting for more than 10% of total revenues consisted of Comcast (37%) and Virgin Media Inc. (formerly NTL Incorporated and Telewest Global, Inc. who merged during fiscal 2007) (16%) in the year ended January 31, 2007; Comcast (25%) in the year ended January 31, 2006; and Comcast (48%) in the year ended January 31, 2005. We expect that we will continue to be dependent upon a limited number of customers for a significant portion of our revenues in future periods. As a result of this customer concentration, our business, financial condition and results of operations could be materially adversely affected by the failure of anticipated orders to materialize and by deferrals or cancellations of orders as a result of changes in customer requirements or new product announcements or introductions. In addition, the concentration of customers may cause variations in revenue, expenses and operating results on a quarterly basis due to seasonality of orders or the timing and relative size of orders received and shipped during a fiscal quarter.

We do not believe that our backlog at any particular time is meaningful as an indicator of our future level of sales for any particular period. Because of the nature of our products and our use of standard components, substantially the entire backlog at the end of a quarter can be manufactured and shipped to the customer before the end of the following quarter. However, because of the requirements of particular customers these orders may not be shipped or, if shipped, the related revenues may not be recognized in the ensuing quarter. Therefore, there is no direct correlation between the backlog at the end of any quarter and our total sales for the following quarter or other periods.

Selling and Marketing

We sell and market our products in the United States primarily through a direct sales organization and internationally through direct sales and independent agents and distributors, complemented by a coordinated marketing effort of our product marketing personnel. Direct sales activities in the United States are conducted from our Massachusetts headquarters and through sales representatives deployed across the country. We also market certain of our products to systems integrators and value-added resellers.

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

Our research and development expenditures totaled approximately $40.9 million, $34.4 million and $29.4 million for the years ended January 31, 2007, 2006, and 2005 respectively. At January 31, 2007, 360 employees were engaged in research and product development. We believe that the experience of our product development personnel is an important factor in our success. We perform our research and product development activities at our headquarters and in offices in Greenville, New Hampshire, Fort Washington, Pennsylvania, San Mateo, California and Shanghai, China.

Manufacturing

Our manufacturing operations are located at facilities in Acton, Massachusetts and in Greenville, New Hampshire. The manufacturing operations in Massachusetts consist primarily of component and subassembly procurement, system integration and final assembly, testing and quality control of the complete systems. Our operations in New Hampshire consist primarily of component and subassembly procurement, video server integration and final assembly, testing and quality control of the video servers. We rely on independent contractors to manufacture components and subassemblies to our specifications. Each of our products undergoes testing and quality inspection at the final assembly stage.

Competition

The markets in which we compete are characterized by intense competition, with a large number of suppliers providing different types of products to different segments of the markets. In new markets for our products, we compete principally based on price. In markets in which we have an established presence, we compete principally on the basis of the breadth of our products’ features and benefits, including the flexibility, scalability, professional quality, ease of use, reliability and cost effectiveness of our products, and our reputation and the depth of our expertise, customer service and support. While we believe that we currently compete favorably overall with respect to these factors and that our ability to provide integrated solutions to manage, store and distribute digital video differentiates us from our competitors, in the future we may not be able to continue to compete successfully with respect to these factors. In the market for long-form video products including video-on-demand, we compete with various companies offering video server platforms such as Concurrent Computer Corp., C-Cor Corporation, Motorola, Inc. (through its 2006 acquisition of Broadbus Technologies, Inc.) and Cisco Systems, Inc. (through its 2006 acquisition of Arroyo Video Solutions, Inc.). In the television broadcast market, we compete against Thomson, Omneon Video Networks, Sony Corporation and Leitch Incorporated. In the digital advertisement insertion market, we generally compete only with C-Cor Corporation. We expect the competition in each of these markets to intensify in the future as existing and new competitors with significant market presence and financial resources, including computer hardware and software companies and television equipment manufacturers, enter these rapidly evolving markets.

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

Proprietary Rights

Our success and our ability to compete are dependent, in part, upon our proprietary rights. We have been granted thirteen U.S. patents and have filed foreign patent applications related thereto for various technologies developed and used in our products. In addition, we rely on a combination of contractual rights, trademark laws, trade secrets and copyright laws to establish and protect our proprietary rights in our products. It is possible that in the future not all of these patents will be issued or that, if issued, the validity of these patents would not be upheld. It is also possible that the steps taken by us to protect our intellectual property will be inadequate to prevent misappropriation of our technology or that our competitors will independently develop technologies that are substantially equivalent or superior to our technology. In addition, the laws of some foreign countries in which our products are or may be distributed do not protect our proprietary rights to the same extent as do the laws of the United States. We have been involved in significant intellectual property litigation, and we may be a party to litigation in the future to enforce our intellectual property rights or as a result of an allegation that we infringe others’ intellectual property.

Employees

As of January 31, 2007, we employed 811 persons, including 360 in research and development, 218 in customer service and support, 82 in selling and marketing, 58 in manufacturing and 93 in finance and administration. We believe that our relations with our employees are good.

Geographic Information

Geographic information is included in Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 3 of the Consolidated Financial Statements.

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

Our customer base is highly concentrated among a limited number of large customers, and, therefore, a limited number of customers account for a significant percentage of our revenues in any year. In fiscal 2007 our five largest customers accounted for 64% of our revenues. Our five largest customers have accounted for approximately half to three quarters of our revenues in each of the past five years. Our largest customer has represented approximately 37% and 25% of our revenues in fiscal 2007 and fiscal 2006, respectively. We generally do not have written agreements that require customers to purchase fixed minimum quantities of our products. Our sales to specific customers tend to vary significantly from year to year depending upon these customers’ budgets for capital expenditures and our new product introductions. We believe that a significant amount of our revenues will continue to be derived from a limited number of large customers in the future. The loss of, or reduced demand for products or related services from, any of our major customers could have a material adverse effect on our business, financial condition and results of operations.

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

Our ability to successfully offer new products and services and implement our business plan in a rapidly evolving market requires effective planning and management. We are also continuing to transition towards greater reliance on our video-on-demand products and services for an increased portion of our total revenue. In light of the growing complexities in managing our expanding portfolio of products and services, our anticipated future operations will continue to strain our operational and administrative resources. To manage future growth effectively, we must continue to improve our management, our operational controls and internal controls over financial reporting, and to integrate the businesses we have acquired and our new personnel and to manage our expanding international operations. A failure to manage our growth may harm our business through a decreased ability to monitor and control effectively our operations, and a decrease in the quality of work and innovation of our employees upon which our business is dependent.

Our ability to compete could be jeopardized if we are unable to protect our intellectual property rights from third-party challenges.

Our success and ability to compete depends upon our ability to protect our proprietary technology that is incorporated into our broadband and broadcast products. We rely on a combination of patent, copyright, trademark and trade secret laws and restrictions on disclosure to protect our intellectual property rights. Although we have thirteen issued patents, we cannot assure that any additional patents will be issued or that the issued patents will not be invalidated. We also enter into confidentiality or license agreements with our employees, consultants and corporate partners, and control access to and distribution of our software, documentation and other proprietary information. Despite these precautions, it may be possible for a third party to copy or otherwise misappropriate and use our products or technology without authorization, particularly in foreign countries where the laws may not protect our proprietary rights as fully as in the United States. We may need to resort to litigation in the future to enforce our intellectual property rights, to protect our trade secrets or to determine the validity and scope of the proprietary rights of others. If competitors are able to use our technology, our ability to compete effectively could be harmed.

We have been and in the future could become subject to litigation regarding intellectual property rights, which could seriously harm our business and require us to incur significant legal costs to defend our intellectual property rights.

The industry in which we operate is characterized by vigorous protection and pursuit of intellectual property rights or positions, which on occasion, have resulted in significant and often protracted litigation. We have from time to time received, and may in the future receive, communications from third parties asserting infringements on patent or other intellectual property rights covering our products or processes. We have been involved in significant intellectual property litigation, and we may be a party to litigation in the future to enforce our intellectual property rights or as a result of an allegation that we infringe others’ intellectual property. Any parties asserting that our products infringe upon their proprietary rights would force us to defend ourselves and possibly our customers or manufacturers against the alleged infringement, as many of our commercial agreements require us to defend and/or indemnify the other party against intellectual property infringement claims brought by a third party with respect to our products. These claims and any resulting lawsuit, if successful, could subject us to significant liability for damages and invalidation of our proprietary rights. In the case of a willful infringer, any such damages may be trebled. This possibility of multiple damages serves to increase the incentive for plaintiffs to bring such litigation. In addition, these lawsuits, regardless of their success, would likely be time-consuming and expensive to resolve and would divert management time and attention away from our operations.

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

Certain key components of our products are currently purchased from a sole supplier, including a computer chassis manufactured by JMR Electronics, Inc., another computer chassis manufactured by Enclosure Concepts, Inc., switching gear from EGO Systems, an interface controller video transmission board manufactured by Cyclone Microsystems, Inc., encoder and decoder hardware from Matrox and software from Ligos, Inc. and Cinegy Gmbh and certain digital video chips from Mellanox. We have in the past experienced quality control problems, where products did not meet specifications or were damaged in shipping, and delays in the receipt of these components. These problems were generally of short duration and did not have a material adverse effect on our business and results of operations. However, we may in the future experience similar types of problems which could be more severe or more prolonged. While we believe that there are alternative suppliers available for these components, we believe that the procurement of these components from alternative suppliers could take up to four months. In addition, these alternative components may not be functionally equivalent or may be unavailable on a timely basis or on similar terms. The inability to obtain sufficient key components as required, or to develop alternative sources if and as required in the future, could result in delays or reductions in product shipments which, in turn, could have a material adverse effect on our business, financial condition and results of operations.

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

As discussed in “Management’s Discussion and Analysis” we have made equity investments in other companies, including Filmflex Movies Limited, Casa Systems, Inc., Minerva Networks, Inc. and InSite One, Inc., and we may in the future make additional investments in these and/or other companies. These investments may require additional capital and may not generate the expected rate of return that we believed possible at the time of making the investment. This may adversely affect our financial condition or results of operations. Also, investments in development-stage companies may generate other than temporary declines in fair value of our investment that would result in impairment charges.

Future acquisitions may be difficult to integrate, disrupt our business, dilute stockholder value or divert management attention.

As part of our business strategy, we have acquired and may in the future seek to acquire or invest in new businesses, products or technologies that we believe could complement or expand our business, augment our market coverage, enhance our technical capabilities or otherwise offer growth opportunities. Acquisitions could create risks for us, including:

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

The success of our business model could be influenced by changes in the regulatory environment, such as changes that either would limit capital expenditures by television, cable or telecommunications operators or reverse the trend towards deregulation in the industries in which we compete.

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

In February 2006, we moved our corporate headquarters, which is also our principal administrative, selling, marketing, customer service and support and product development facility, to a 120,000 square foot facility in Acton, Massachusetts that was purchased in June 2005. The Acton facility replaces our previously-rented Maynard facility of approximately 105,000 square feet. We had rented the Maynard facility under a lease which expired on February 28, 2006. In addition to our Acton corporate headquarters, we own approximately 24,000 square feet of office and manufacturing space in Greenville, New Hampshire. We also lease two facilities totaling approximately 13,000 square feet in Greenville, New Hampshire that are used for the development and final assembly of our video servers. Additionally, we lease approximately 14,000 square feet of office space in Fort Washington, Pennsylvania, that is primarily used for the development of software products for companies specializing in digital video and interactive television. We also lease small research and development and/or sales and support offices in Shanghai, China, Belleville, Illinois, Reno, Nevada, San Jose, California, San Mateo, California, London, England, Valbonne, France, Singapore, Tokyo, Japan and Mumbai, India.

ITEM 3.	Legal Proceedings

Litigation

None.

Other Matters

We enter into agreements in the ordinary course of business with customers, resellers, distributors, integrators and suppliers. Most of these agreements require us to defend and/or indemnify the other party against intellectual property infringement claims brought by a third party with respect to our products. From time to time, we also indemnify customers and business partners for damages, losses and liabilities they may suffer or incur relating to personal injury, personal property damage, product liability, and environmental claims relating to the use of our products and services or resulting from the acts or omissions of our employees, authorized agents or subcontractors. For example, in a letter dated May 16, 2005 from Cablevision Systems Corp., in a letter dated May 19, 2005 from Time Warner Cable, Inc., and in a letter dated July 22, 2005 from Insight Communications Company, Inc., all SeaChange customers, SeaChange and other suppliers were notified that each party was served on May 3, 2005, April 25, 2005 and April 26, 2005 respectively with a complaint by Acacia Media Technologies, Corp. for allegedly infringing U.S. Patent Nos.: 5,132,992; 5,253,275; 5,550,863; and 6,144,702 by providing broadcast video and video-on-demand services to end user customers. In addition, in a letter dated August 4, 2006 from Cox Communications, Inc., in a letter dated June 29, 2006 from Time Warner Inc. and in a letter dated October 6, 2006 from Comcast Cable Communications, LLC, SeaChange and other suppliers were notified that each party was served on June 13, 2006 with a complaint by USA Video Technology Corporation for allegedly infringing U.S. Patent No. 5,130,792 by providing video-on-demand services to end use customers. These customers have requested our support under our indemnification obligations. We continue to review our potential obligations under indemnification agreements with these customers, in view of the claims made by Acacia and complaint made by USA Video Technology Corporation and the indemnity obligations to these customers from other vendors that also provided equipment and services to these customers.

We provide indemnification obligations after considering the economics of the transaction and other factors including but not limited to the liquidity and credit risk of the other party in the transaction. We believe that the likelihood is remote that any such arrangement could have a material adverse effect on our financial position, results of operation or liquidity. We record liabilities for such indemnification obligations based on the Company’s best estimate of probable losses which considers amounts recoverable under any recourse provisions.

ITEM 4.	Submission of Matters to a Vote of Securities Holders

No matters were submitted during the fourth quarter of the fiscal year ended January 31, 2007 to a vote of security holders of the Company through the solicitation of proxies or otherwise.

PART II

ITEM 5.	Market for Registrant’s Common Equity and Related Stockholder Matters

Our common stock is traded on the Nasdaq National Market under the symbol “SEAC”. The following table sets forth the high and low closing sale prices for the Common Stock for the periods indicated, as reported on the Nasdaq National Market.

	High	Low
Three Month Period Ended:
April 30, 2005	$17.00	$10.04
July 31, 2005	10.52	6.84
October 31, 2005	7.75	5.07
January 31, 2006	9.22	5.81
April 30, 2006	9.83	6.73
July 31, 2006	7.16	6.03
October 31, 2006	9.15	6.45
January 31, 2007	10.63	8.17

On April 12, 2007, the last reported sale price of our common stock on the Nasdaq national market was $8.55.

We have not paid any cash dividends on our capital stock since its inception, and do not expect to pay cash dividends on our common stock in the foreseeable future. We currently intend to retain all of our future earnings for use in operations and expansion of the business.

As of April 12, 2007, we had 151 stockholders of record. We believe that the number of beneficial holders of our common stock exceeds 5,000.

Equity Compensation Plan Information

The following table provides information about the common stock that may be issued upon the exercise of options, warrants and rights under all of SeaChange’s existing equity compensation plans as of January 31, 2007, including the 2005 Equity Compensation and Incentive Plan, the Amended and Restated 1995 Stock Option Plan, the 1996 Non-Employee Director Stock Option Plan and the Third Amended and Restated 1996 Employee Stock Purchase Plan.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted- average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)		(b)		(c)
Equity compensation plans approved by security holders(1)	5,936,735	(2)	$14.85		778,819	(3)
Equity compensation not approved by security holders(4)	160,134		$14.71		0
Total	6,096,869		$14.85	(5)	778,819

(1)	Consists of the 2005 Equity Compensation and Incentive Plan, the Amended and Restated 1995 Stock Option Plan, the 1996 Non-Employee Director Stock Option Plan and the Third Amended and Restated 1996 Employee Stock Purchase Plan.
(2)	Excludes the shares to be issued for the period ended May 31, 2007 under the Third Amended and Restated 1996 Employee Stock Purchase Plan, because the number of shares to be issued upon exercise of currently outstanding options thereunder cannot be determined, as it will be determined on May 31, 2007, the last day of the payment period, and will be for a maximum of 1,125 shares per eligible participant.

(3)	As of January 31, 2007, 416,000 shares remained available for issuance under the 2005 Equity Compensation and Incentive Plan and 362,819 shares remained available for grant under the Third Amended and Restated 1996 Employee Stock Purchase Plan. As of January 31, 2007, no shares remained available for issuance under the 1996 Non-Employee Director Stock Option Plan as this plan was terminated by the Board of Directors in May 2002 and no shares remained available for issuance under the Amended and Restated 1995 Stock Option Plan as the plan was terminated following the adoption of the 2005 Equity Compensation and Incentive Plan on July 13, 2005.
(4)	Pursuant to the Video-on-Demand Purchase Agreement, dated as of December 1, 2000, by and between SeaChange and Comcast Cable Communications of Pennsylvania, Inc., Comcast has been issued warrants exercisable for 450,000 shares of common stock. As disclosed in SeaChange’s Current Report on Form 8-K filed October 6, 2004, Comcast exercised certain of these warrants and there remains outstanding today one warrant exercisable for 160,134 shares of common stock with a per share exercise price of $14.71 and which is nonforfeitable and freely exercisable.
(5)	Excludes the weighted average exercise price for shares to be issued under the Third Amended and Restated 1996 Employee Stock Purchase Plan, as amended, because the weighted average exercise price of currently outstanding options thereunder cannot be determined, as it will be equal to 85% of the lower of the average market price of the common stock on December 1, 2006 and May 31, 2007, the first and last business day of the applicable payment period.

STOCK PERFORMANCE GRAPH

The following graph compares the change in the cumulative total stockholder return on SeaChange’s common stock during the period from the close of trading on January 31, 2002 through January 31, 2007, with the cumulative total return on the Center for Research in Securities Prices (“CRSP”) Index for the Nasdaq Stock Market (U.S. Companies) and a SIC Code Index based on the SeaChange’s SIC Code. The comparison assumes $100 was invested on January 31, 2002 in SeaChange’s common stock at the $28.45 closing price on that date and in each of the foregoing indices and assumes reinvestment of dividends, if any.

The following graph is not “soliciting material,” is not deemed filed with the SEC and is not to be incorporated by reference in any filing of SeaChange under the Securities Act or the Exchange Act, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing. The stock price performance shown on the following graph is not necessarily indicative of future price performance. Information used on the graph was obtained from Hemscott, Inc., Richmond, Virginia, a source believed to be reliable, but SeaChange is not responsible for any errors or omissions in such information.

Notes:

A.	The lines represent monthly index levels derived from compounded daily returns that include all dividends.
B.	If the monthly interval, based on the fiscal year-end, is not a trading day, the preceding trading day is used.
C.	The Index level for all series was set to 100.0 on January 31, 2002.

ITEM 6.	Selected Financial Data

The following consolidated selected financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes included elsewhere in this annual report. The consolidated statement of operations data for each of the years ended January 31, 2007, 2006, 2005, 2004 and 2003 and the consolidated balance sheet data at January 31, 2007, 2006, 2005, 2004 and 2003 are detailed below. The results of operations for the fiscal year ended January 31, 2003 includes an $11.1 million charge related to the unfavorable jury verdict in connection with a patent infringement claim and income tax expense of $7.9 million primarily related to a valuation allowance against net deferred tax assets. An explanation of the determination of the number of shares used in computing net income (loss) per share for the most recent three years is given in the notes to the consolidated financial statements.

	Year ended January 31,
	2007	2006	2005	2004	2003
	(in thousands except per share data)
Consolidated Statement of Operations Data:
Revenues:
Product (hardware, software and systems)	$95,000	$73,516	$113,764	$112,227	$103,282
Services	66,334	52,748	43,539	35,939	32,344

	161,334	126,264	157,303	148,166	135,626

Costs of revenues:
Product (hardware, software and systems)	48,316	45,858	60,141	64,927	61,599
Services	37,169	28,275	25,705	22,647	23,100

	85,485	74,133	85,846	87,574	84,699

Gross profit	75,849	52,131	71,457	60,592	50,927

Operating expenses:
Research and development	40,914	34,378	29,424	26,030	26,097
Selling and marketing	22,413	18,646	18,053	16,653	15,704
General and administrative	19,141	14,241	10,323	9,138	21,559
Amortization of intangibles	5,664	2,201	1,333	1,599	1,513

	88,132	69,466	59,133	53,420	64,873

(Loss) income from operations	(12,283)	(17,335)	12,324	7,172	(13,946)
Interest income, net	1,355	2,038	962	1,734	1,447
Impairment on investment in affiliate	(150)	—	—	(313)	—

(Loss) income before income taxes and equity income (loss) in earnings of affiliates	(11,078)	(15,297)	13,286	8,593	(12,499)
Income tax benefit (expense)	1,632	2,941	(3,200)	(3,169)	(7,925)
Equity income (loss) in earnings of affiliate, net of tax	1,272	39	(148)	137	(6)

Net (loss) income	$(8,174)	$(12,317)	$9,938	$5,561	$(20,430)

Earnings (loss) per share:
Basic	$(0.28)	$(0.44)	$0.36	$0.21	$(0.77)

Diluted	$(0.28)	$(0.44)	$0.34	$0.20	$(0.77)

Consolidated Balance Sheet Data (as of January 31):
Working capital	$58,559	$45,812	$126,568	$99,164	$85,411
Total assets	199,296	210,021	212,305	182,256	171,039
Deferred revenue	21,806	20,045	21,342	16,437	11,624
Long-term liabilities	1,121	1,353	—	209	744
Total liabilities	42,137	56,224	47,300	36,369	34,359
Total stockholders’ equity	157,160	153,797	165,005	145,887	136,680

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

We have experienced fluctuations in our product revenues from quarter to quarter due to the timing of the receipt of customer orders and the shipment of those orders. The factors that impact the timing of the receipt of customer orders include among other factors:

•	the customer’s receipt of authorized signatures on their purchase orders;

•	the budgetary approvals within the customer’s company for capital purchases; and

•	the ability to process the purchase order within the customer’s organization in a timely manner.

Factors that may impact the shipment of customer orders include:

•	the availability of material and labor to produce the product;

•	the time required to produce and test the product before delivery; and

•	the customer’s required delivery date.

The delay in the timing of receipt and shipment of any one customer order can result in significant fluctuations in our revenue reported on a quarterly basis.

Our operating results are significantly influenced by a number of factors, including the mix of products sold and services provided, pricing, costs of materials used in our products and the expansion of our operations during the fiscal year. We price our products and services based upon our costs and consideration of the prices of competitive products and services in the marketplace. The costs of our products primarily consist of the costs of components and subassemblies that have generally declined from product introduction to product maturity. As a result of the growth of our business, our operating expenses have historically increased in the areas of research and development, selling and marketing, customer service and support and administration. In the current state of the economy, we currently expect that our Broadband and Broadcast customers may still have limited capital spending budgets as we believe they are dependent on advertising revenues to fund their capital equipment purchases. Accordingly, we expect our financial results to vary from quarter to quarter, and our historical financial results are not necessarily indicative of future performance. In light of the higher proportion of our international business due, in part, to our acquisitions of the European-based businesses from Liberate Technologies and ODG in fiscal 2006, we expect movements in foreign currency exchange rates to have a greater impact on our operating results and the equity section of our balance sheet in the future.

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

•

our ability to maintain gross margins from the sale of our products and services at a level that will provide us with cash to fund our operations given the pricing pressures within the market and the costs of materials and labor to manufacture our products; and

•	our ability to control operating costs given the fluctuations that we have experienced with revenues from quarter to quarter.

Effective February 1, 2006, we adopted the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”) using the modified prospective transition method. In accordance with that transition method, we have not restated prior periods for the effect of compensation expense calculated under SFAS 123R. We have continued to use the Black-Scholes pricing model as the most appropriate method for determining the estimated fair value of all applicable awards. Compensation expense for all share-based equity awards is being recognized on a straight-line basis over the vesting period of the award. During fiscal 2007, total share-based compensation was $3.5 million, compared to $43,000 in fiscal 2006 which only included share-based compensation for restricted stock awards.

On January 26, 2006, the Company accelerated the vesting of certain unvested stock options with exercise prices equal to or greater than $9.00 per share that were previously awarded to its employees, including its executive officers and non-employee directors, under the Company’s equity compensation plans. This decision was the principal reason for the lower stock-based compensation expense recorded in fiscal 2007 compared to the pro forma expense of $12.7 million and $9.1 million for the years ended January 31, 2006 and 2005, respectively.

As of January 31, 2007, the unrecognized stock-based compensation related to the unvested stock options was $1.5 million net of estimated forfeitures. Total unrecognized compensation cost will be adjusted for any future changes in estimated changes in forfeitures. This cost will be recognized over an estimated weighted average amortization period of 1.0 years.

In fiscal 2007, our total revenues increased 28% to $161.3 million compared to a 20% decrease in fiscal 2006 over fiscal 2005. The increase in revenues is attributable to a 29% increase in product revenues to $95.0 million in fiscal 2007 as compared to a 35% decrease in fiscal 2006 over fiscal 2005 and a 26% increase in service revenues to $66.3 million in fiscal 2007 as compared to a 21% increase in fiscal 2006 over fiscal 2005. The product revenue increase in fiscal 2007 was primarily attributable to higher revenues from video-on-demand, with total sales of $74.4 million recorded in fiscal 2007 as compared to $49.1 million in fiscal 2006. The product revenue increase in fiscal 2007 was primarily attributable to a $17.5 million increase in our video-on-demand software development revenues in the Broadband segment associated with the Comcast agreement executed in July 2006 and a full year of revenues from the middleware software contracts acquired from Liberate Technologies in July 2005. In addition, video-on-demand systems revenues increased by $7.8 million reflecting an increase in demand by North American cable system operators. Our advertising product revenues within the Broadband segment decreased by 31% to $10.5 million in fiscal 2007 compared to an increase of 16% in fiscal 2006 over fiscal 2005. The decrease in advertising product revenues is due to decreased order activity for customer replacement of analog advertising insertion systems with digital systems. We expect video-on-demand product revenues will increase in fiscal 2008 as compared to fiscal 2007 based upon our customers’ continued expansion of these systems and software in key regional domestic markets, the success of certain telephony companies in entering the video-on-demand market, and the continued deployment of video-on-demand systems and software to new customers in Asia, Europe and South America during fiscal 2008.

Our Broadcast product revenues increased by 10% to $10.1 million in fiscal 2007 compared to a decrease of 33% in fiscal 2006 over fiscal 2005. We expect sales of Broadcast products to increase in fiscal 2008 as compared to fiscal 2007 based on the expected introduction of enhancements to our existing Broadcast products.

Services revenues increased $13.6 million or 26% in fiscal 2007 compared with a 21% increase in fiscal 2006 over fiscal 2005 primarily due to a full year of ODG’s media content services, or $12.9 million, recognized in fiscal 2007 in comparison to only four months, or $4.2 million, recognized in fiscal 2006 from the date of SeaChange’s acquisition of ODG in September 2005. In addition, $4.0 million of the increase is attributable to the increase in video-on-demand product maintenance contracts and other technical support services from a growing installed base of VOD systems. We expect Services revenues will increase in fiscal 2008 as compared to fiscal 2007, due to an anticipated increase in the installed base of our video-on-demand systems and increased revenue at ODG tied to the expansion of its business beyond the UK.

Gross profit increased 6 percentage points to 47% in fiscal 2007 from 41% in fiscal 2006 in comparison to a four percentage point increase in fiscal 2006 over fiscal 2005. Increased total revenues and increased revenues from higher margin software development contracts each contributed to the increase in gross profit. Our services gross profit was 44% in fiscal 2007 compared to 46% in fiscal 2006. We believe that competitive pressures will continue and our ability to maintain or improve gross margin will be dependent upon maintaining or increasing current levels of revenues and achieving technological advances that will further reduce material costs of sales. We expect service margins to decrease over the next several quarters due to increased headcount-related costs to service increased installed base of systems, our new products expected to be introduced in fiscal 2008 and additional costs at ODG as it expands its operations beyond the U.K.

Our operating expenses increased $18.7 million or 27% in fiscal 2007 over fiscal 2006 in comparison to a $10.3 million or 17% increase in fiscal 2006 over fiscal 2005. This increase is principally attributable to a full year of ODG operating expenses in fiscal year 2007 as compared with four months in fiscal year 2006, the hiring of additional employees to support new middleware product initiatives, a full year of amortization of intangibles for the Liberate and ODG acquisitions from the second and third quarters of fiscal 2006, respectively, and stock compensation expense of $3.1 million relating to adoption of FAS 123R. We expect operating expenses to continue to increase in fiscal 2008 in support of increased business activity.

Equity income in earnings of affiliates was $1.3 million in fiscal 2007 in comparison to $39,000 in fiscal 2006 reflecting $1.3 million from our investment in Filmflex in fiscal 2007 compared to a loss of approximately $300,000 in fiscal 2006.

The results of our operations in fiscal 2007 were a net loss of $8.2 million or $0.28 per share as compared to net loss of $12.3 million or $0.44 per share in fiscal 2006. The primary contributors to our $9.6 million increase in cash in fiscal year 2007 were net sales and maturities of marketable securities, proceeds from the issuance of common stock relating to stock options and employee stock purchases, partially offset by our net loss adjusted for non-cash depreciation, amortization and stock compensation expense, the cash payment made to C-Cor Incorporated (as successor to nCube Corp.) in settlement of the now resolved patent infringement litigation, capital expenditures, contingent consideration cash payment for fiscal 2006 made to the sellers of ODG and changes in operating assets and liabilities. We believe there are significant uncertainties about our ability to be profitable in fiscal 2008. These uncertainties include the timing and magnitude of orders from new customers located primarily outside the United States and the timing and magnitude of orders from our largest U.S. customer who has represented 37% and 25% of our total revenues in fiscal 2007 and fiscal 2006, respectively. In addition, it is uncertain as to the extent to which our Broadcast product enhancements will be accepted in its targeted markets. There also continues to be pricing pressures from our competitors across all our product lines. Revenues for fiscal year 2008 are also dependent upon the timely introduction and customer acceptance of new products within each of our product families.

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

Principles of Consolidation. The Company consolidates the financial statements of its wholly owned subsidiaries and all inter-company accounts are properly eliminated in consolidation. SeaChange also holds minority investments in the capital stock of certain private companies having product offerings or customer relationships that have strategic importance. The Company evaluates its equity and debt investments and other contractual relationships with affiliate companies in order to determine whether the guidelines of FASB Interpretation (“FIN”) No. 46, “Consolidation of Variable Interest Entities,” as revised under FIN 46R should be applied in the financial statements. FIN 46R addresses consolidation by business enterprises of variable interest entities that possess certain characteristics. The Company has concluded that it is not the primary beneficiary for any variable interest entities as of January 31, 2007. The Company’s investments in affiliates include investments accounted for under the cost method and the equity method of accounting. The investments that represent less than a 20% ownership interest of the common shares of the affiliate are carried at cost. Under the equity method of accounting, which generally applies to investments that represent 20% to 50% ownership of the common shares of the affiliate, SeaChange’s proportionate ownership share of the earnings or losses of the affiliate are included in equity income (loss) in earnings of affiliates in the consolidated statement of operations.

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

Our transactions frequently involve the sales of hardware, software, systems and services in multiple element arrangements. Revenues under multiple element arrangements are recorded based on the residual method of accounting. Under this method, the total arrangement value is allocated first to undelivered elements, based on their fair values, with the remainder being allocated to the delivered elements. The amounts allocated to undelivered elements, which may include project management, training, installation, maintenance and technical support and hardware and software components, are based upon the price charged when these elements are sold separately and unaccompanied by the other elements. The amount allocated to installation, training and project management revenue is based upon standard hourly billing rates and the estimated time required to complete the service. These services are not essential to the functionality of systems as these services do not alter the equipment’s capabilities, are available from other vendors and the systems are standard products. For multiple element arrangements that include software development with significant modification or customization and systems sales where vendor-specific objective evidence of the fair value does not exist for the undelivered elements of the arrangement (other than maintenance and technical support), percentage of completion accounting is applied for revenue recognition purposes to the entire arrangement with the exception of maintenance and technical support. Where fair value of undelivered service elements has not been established, the total arrangement value is recognized over the period during which the services are performed. For transactions in which consideration, including equity instruments, is given to a customer, SeaChange accounts for the value of this consideration as an adjustment to revenue. We must apply judgment in determining all elements of the arrangement and in determining the fair value for each element.

We recognize revenue for product and services only in those situations where collection from the customer is probable. The Company performs ongoing credit evaluations of customers’ financial condition but generally does not require collateral. For some international customers, the Company requires an irrevocable letter of credit to be issued by the customer before the purchase order is accepted. The Company monitors payments from customers and assesses any collection issues. The Company maintains allowances for specific doubtful accounts and other risk categories of accounts based on estimates of losses resulting from the inability of the Company’s customers to make required payments and records these allowances as a charge to general and administrative expenses. The Company bases its allowances for doubtful accounts on historical collections and write-off experience, current trends, credit assessments, and other analysis of specific customer situations. While such credit losses have historically been within our expectations and the allowances established, we cannot guarantee that we will continue to experience the same credit loss rates that we have in the past. If the financial condition of our customers were to change, additional allowances may be required or established allowances may be considered unnecessary. Judgment is required in making these determinations and our failure to accurately estimate the losses for doubtful accounts and ensure that payments are received on a timely basis could have a material adverse effect on our business, financial condition and results of operations.

Any taxes assessed by a governmental authority related to revenue-producing transactions (e.g. sales or value-added taxes) are reported on a net basis and excluded from revenues.

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

Our manufacturing, finance and operations personnel monitor quarterly the inventories to determine that the carrying value is stated at the lower of cost or net realizable value. We record charges to reduce inventory to its net realizable value when an impairment is identified through the quarterly management review process. Obsolete inventory, consisting of on-hand components, subassemblies and finished products, is written down to its estimated net realizable value, if less than cost. The obsolescence evaluation is based upon assumptions and estimates about future demand and possible alternative uses and involves significant judgments. In fiscal 2007 and 2006, we recorded inventory write-downs of $1,057,000 and $988,000.

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

Accounting for Acquisitions. We have completed business acquisitions that resulted in goodwill and other intangible asset balances. Our accounting for acquisitions involves judgments and estimates primarily, but not limited to: the estimates of fair values of certain acquired intangible assets which may involve projections of future revenues and cash flows, of acquired tangible acquired assets, of assumed liabilities and contingencies; and the estimated useful lives of acquired long-lived assets; and the accounting for income taxes in purchase accounting. The values we record for goodwill and other intangible assets represent fair values primarily calculated by using a discounted cash flow valuation method. Such valuations depend upon significant estimates and assumptions that are derived from information obtained from the management of the acquired businesses and our business plans for the acquired businesses or intellectual property. These estimates and assumptions used in the initial valuation of goodwill and intangible assets include, but are not limited to:

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

Valuation of Goodwill and Other Long-Lived Assets. Other long-lived assets include $30.7 million of property and equipment, $13.1 million of intangible assets and $5.0 million of purchased software for resale as of January 31, 2007. Goodwill, of $23.7 million as of January 31, 2007, was acquired primarily through the purchases of ODG and Liberate. Whereas, the intangible assets have been subject to amortization since acquisition, the software, which was acquired in fiscal 2005 and fiscal 2006, began amortization in the first half of fiscal 2007. We review goodwill for impairment annually and periodically review both goodwill and intangibles for the existence of facts or circumstances, both internal and external, which may suggest an asset is not recoverable—that is, the carrying amount of the asset exceeds the sum of the undiscounted cash flows expected to result from the asset’s use and eventual disposition. Factors we consider important that could trigger the impairment review include:

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

If such circumstances exist, we evaluate the carrying value of long-lived assets to determine if impairment exists based upon estimated undiscounted future cash flows over the remaining useful life of the assets and comparing that value to the carrying value of the assets. If the carrying value of the asset is greater than the estimated future undiscounted cash flows, the asset is written down to its estimated fair value. We determine the estimated fair value of the assets on a projected discounted cash flow method using a discount rate determined by management to be commensurate with the risk inherent in the current business model. In determining expected future cash flows, assets are grouped at the lowest level for which cash flows are identifiable and independent of cash flows from other asset groups. Our cash flow projections contain management’s best estimates, using appropriate and customary assumptions and projections at the time. We believe there is no impairment of goodwill and other long-lived assets as of January 31, 2007.

Accounting for Income Taxes. We record income taxes using the asset and liability method. Deferred income tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective income tax bases, and operating loss and tax credit carryforwards. We evaluate the weight of all available evidence to determine whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. We will record a valuation allowance if the likelihood of realization of the deferred tax assets in the future is reduced based on an evaluation of objective verifiable evidence. Significant management judgment is required in determining our income tax expense (benefit), our deferred tax assets and liabilities and any valuation allowance recorded against our deferred tax assets. We have established a valuation allowance against our deferred tax assets due to indications that they may not be fully realized. The amount of the deferred tax asset considered realizable is subject to change based on future events, including generating sufficient pre-tax income in future periods.

We maintained a full valuation allowance against our U.S. deferred tax assets primarily due to the significant historical pre-tax losses and the significant ongoing uncertainties surrounding the ability of the U.S. entity, SeaChange International, Inc., to generate pre-tax income for fiscal 2008 and thereafter. In addition, SeaChange maintains a valuation allowance for the full amount of certain foreign tax assets. At January 31, 2007, the valuation allowance was $18.7 million.

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109, Accounting for Income Taxes, and SFAS No. 5, Accounting for Contingencies, we established reserves for uncertain tax positions that reflect our best estimate of the transactions and deductions that we may be unable to sustain or that we may be willing to concede as part of a broader tax settlement. We are subject to undergoing routine tax examinations by federal, state, and foreign jurisdictions. Tax authorities may challenge certain transactions and deductions we reported on our income tax returns. We do not expect the outcome of these examinations, either individually or in the aggregate, to have a material adverse effect on our financial position, results of operations, or cash flows.

Accounting for Contingencies. We are subject to certain claims and litigation, including proceedings under government laws and regulations and commercial disputes relating to our operations, including ordinary routine litigation incidental to our business. We review and determine which liabilities, if any arising from these claims and litigations could have a material adverse effect on our consolidated financial position, liquidity or results of operations. We assess the likelihood of any adverse judgments or outcomes as well as potential ranges of probable losses. Loss contingency liabilities are recorded for these contingencies based on careful analysis of each matter with the assistance of outside counsel when it is probable that a liability has been incurred and the amount of the loss is reasonably estimable. In fiscal 2003, we recorded charges of $11.1 million associated with an unfavorable jury verdict in connection with the litigation with nCube, $7.5 million of this amount was for accrued settlement costs. Our reserve at January 31, 2006, fully covered the settlement costs including interest accrued through that date. On April 6, 2006 the U.S. District Court granted nCube’s motions for damages, attorneys’ fees, costs and interest of $8.0 million which was fully paid to C-COR Incorporated on April 20, 2006 as the successor in interest to nCube.

Foreign Currency Translation. We have determined that the functional currency of all but one of our foreign subsidiaries is the U.S. dollar. Where the U.S. dollar is designated as the functional currency of an entity, we translate that entity’s monetary assets and liabilities denominated in local currencies into U.S. dollars (the functional and reporting currency) at current exchange rates, as of each balance sheet date. Nonmonetary assets (e.g., inventories, property, plant, and equipment and intangible assets) and related income statement accounts (e.g., cost of sales, depreciation, amortization of intangible assets) are translated at historical exchange rates between the functional currency (the U.S. dollar) and the local currency. Revenue and other expense items are translated using average exchange rates during the fiscal period. Translation adjustments and transactions gains and losses on foreign currency transactions, and any unrealized gains and losses on short-term inter-company transactions are included in income.

For the single foreign subsidiary where the local currency is designated as the functional currency, we translate its assets and liabilities into U.S. dollars (the reporting currency) at current exchange rates as of each balance sheet date. Revenue and expense items are translated using average exchange rates during the period. Cumulative translation adjustments are presented as a separate component of stockholders’ equity. Exchange gains and losses on foreign currency transactions and unrealized gains and losses on short-term inter-company transactions are included in income.

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

Fiscal Year Ended January 31, 2007 Compared to the Fiscal Year Ended January 31, 2006

Product Revenues. Our product revenues consist of sales of hardware, software and systems from our Broadband and Broadcast segments.

	Year ended January 31,
	2007	2006
Broadband revenues:
Video-on-demand revenues	74,447,000	49,117,000
Advertising revenues	10,458,000	15,248,000

Total Broadband revenues	84,905,000	64,365,000
Broadcast revenues:	10,095,000	9,151,000

Total Product revenues	$95,000,000	$73,516,000

Our total product revenues increased 29% to $95.0 million in the fiscal year ended January 31, 2007 from $73.5 million in the fiscal year ended January 31, 2006.

Revenues from the Broadband segment, which accounted for 89% of product revenues in fiscal 2007 and 88% of product revenues in fiscal 2006, increased to $84.9 million in fiscal 2007 from $64.4 million in fiscal 2006. Advertising product revenues were $10.5 million for the fiscal year ended January 31, 2007 as compared to $15.2 million for the fiscal year ended January 31, 2006. Video-on-demand product revenues increased to $74.4 million for the fiscal year ended January 31, 2007 as compared to $49.1 million for the fiscal year ended January 31, 2006. The significant increase in video-on-demand product revenues between years related to a $17.5 million increase in software development revenue in connection with the VOD Purchase Agreement with Comcast signed during the quarter ended July 31, 2006, and software development revenue derived from the middleware contracts acquired from Liberate Technologies in July 2005. The remaining $7.8 million increase in video-on-demand product revenues stemmed from increased video-on-demand systems revenue tied to higher demand for our products from North American cable systems operators. The increase in video-on-demand product revenue was partially offset by a decrease in revenues from our Advertising products due to lower order activity related to customer conversion from analog to digital advertising insertion systems.

Broadcast product revenues were $10.1 million in the fiscal year ended January 31, 2007 compared to $9.2 million in the fiscal year ended January 31, 2006, representing a 10% increase. The increase in Broadcast revenues is due primarily to a $3.6 million order from the U.S. government recorded in the second quarter of fiscal 2007 partially offset by lower year over year order activity for the remainder of this operating segment.

We expect future revenue growth, if any, to come principally from our video-on-demand products as telecommunications companies, both in North America and internationally, begin to deploy video-on-demand systems, North American cable companies continue to expand their existing deployments of video-on-demand systems, and we expand our existing product line of video-on-demand products with new hardware and software products and services.

Services Revenues. Our services revenues consist of fees for installation, training, project management, product maintenance and technical support, software development, and movie content services. Our services revenues increased 26% to $66.3 million in the year ended January 31, 2007 from $52.7 million in the year ended January 31, 2006. The growth in Services revenue is primarily attributable to a full year of ODG’s media content services, or $12.9 million, recognized in fiscal 2007 in comparison to only four months, or $4.2 million, recognized in fiscal 2006 from the date of SeaChange’s acquisition of ODG in September 2005. In addition, $4.0 million of the increase in Services revenues between years is attributable to the increase in video-on-demand product maintenance contracts and other technical support services from a growing installed base of VOD systems. Revenues from services are expected to continue to grow from our expanding installed base of products and additional service offerings.

For the fiscal year ended January 31, 2007, two customers each accounted for more than 10% and collectively, accounted for 53% of our total revenues, and one customer accounted for more than 25% of our total revenues for the year ended January 31, 2006. Revenues from these customers were primarily in the Broadband segment. We believe that a significant amount of our revenues will continue to be derived from a limited number of customers.

International products and services revenues accounted for approximately 33% and 40% of total revenues in the fiscal years ended January 31, 2007 and 2006, respectively. Customers in the U.S. and United Kingdom each accounted for more than 10% and collectively accounted for 87% and 81% of total revenue in fiscal 2007 and fiscal 2006, respectively. Revenues from European customers increased to $39.7 million from $32.9 million in the fiscal years ended January 31, 2007 and January 31, 2006, respectively. The increase in European revenues was primarily attributable to U.K. customers that generated $32.9 million in revenues in the fiscal year ended January 31, 2007. The increase in revenues from the United Kingdom is primarily due to the service revenues from the video content services provided by ODG for the full fiscal year 2007 in comparison to four months from the acquisition date in fiscal 2006. In addition, the middleware software development revenues included a full year in fiscal 2007 from the contracts acquired from Liberate Technologies in comparison to six months from the acquisition date in fiscal 2006. We expect that international products and services revenues will remain a significant portion of our business in the future. Since substantially all of our product sales are made in United States dollars (USD), we have not experienced, nor do we expect to experience in the near term, any material impact from fluctuations in foreign currency exchange rates on our results of operations. With the acquisition of ODG, which has designated the Great Britain Pound (GBP) as its functional currency, their service sales, primarily payable in GBP, provide a natural hedge for payments in local currency. Thus, we do not expect to experience, nor have we experienced any material impact on our results from fluctuations in foreign currency transactions from ODG operations. However, since the ODG operation is translated to USD for reporting purposes, translation gains and losses, as a result of foreign currency rate fluctuations, are recorded in the equity section of our balance sheet. We continue to expect exposure in fluctuations in the USD/GBP exchange rate in the equity section of our balance sheet in the future.

Product Gross Profit. Costs of product revenues consist primarily of the cost of purchased material components and subassemblies, labor and overhead costs relating to the final assembly and testing of complete systems, and related expenses and labor and overhead costs related to software development contracts. Costs of product revenues increased to $48.3 million, or 51% of the related product revenues in the fiscal year ended January 31, 2007 as compared to $45.9 million or 62% of related product revenues, in the fiscal year ended January 31, 2006. In fiscal 2007, the increase in the costs of product revenues primarily reflects the increased revenues. Costs of product revenues as a percentage of revenues decreased due to the increased revenues from higher margin software development contracts. Product gross profit for the Broadband segment increased to 54% of related revenues in fiscal 2007 from 43% of related revenues in fiscal 2006. The increase in Broadband gross profit percentages is primarily due to increased revenues from higher margin software development contracts. Product gross profit for the Broadcast segment was up from 1% of related product revenues in fiscal 2006 to 8% of related product revenues in fiscal 2007.

Services Gross Profit. Cost of services revenues consist primarily of labor, materials and overhead relating to the installation, training, product maintenance and technical support, software development, project management and costs associated with providing video content services. Costs of services revenues increased 31% from $28.3 million or 54% of services revenues in the year ended January 31, 2006 to $37.2 million or 56% of services revenues in the year ended January 31, 2007, primarily due to a full year of ODG costs of services in fiscal year 2007 as compared with four months in fiscal year 2006. We expect that service gross profit percentage will decrease over the next several quarters due to increased headcount-related costs to service our increased installed base of systems, our new products expected to be introduced in fiscal 2008 and additional costs at ODG as it expands its operations beyond the U.K.

Research and Development. Research and development expenses consist primarily of the compensation of development personnel, depreciation of development and test equipment and an allocation of related facilities expenses. Research and development expenses increased from $34.4 million, or 27% of total revenues, in the fiscal year ended January 31, 2006 to $40.9 million, or 25% of total revenues, in the fiscal year ended January 31, 2007 primarily due to $3.4 million in increased salaries and benefits attributable to the hiring of additional development engineers primarily to support middleware products and stock compensation expense of $1.5 million due to adoption of FAS 123R. We expect that research and development expenses will continue to increase in fiscal year 2008 as we continue our development of our new products and enhancements.

Selling and Marketing. Selling and marketing expenses consist primarily of compensation expenses, including sales commissions, travel expenses and certain promotional expenses. Selling and marketing expenses increased 20% from $18.6 million or 15% of total revenues in the fiscal year ended January 31, 2006 to $22.4 million, or 14% of total revenues, in the fiscal year ended January 31, 2007. This increase is primarily due to $1.7 million in increased salaries and benefits attributable to the hiring of additional sales and marketing employees, increased commissions of approximately $500,000 due to higher revenues, and stock compensation expense of approximately $500,000 due to adoption of FAS 123R. We expect selling and marketing expenses to increase in fiscal 2008 as we continue to expand our product offerings and increase our selling presence in overseas markets.

General and Administrative. General and administrative expenses consist primarily of the compensation of executive, finance, human resource and administrative personnel, legal and accounting services and an allocation of related facilities expenses. In the fiscal year ended January 31, 2007, general and administrative expenses of $19.1 million, or 12% of total revenues, increased from $14.2 million, or 11% of total revenues, in the fiscal year ended January 31, 2006 due to $3.1 million attributable to a full year of ODG general and administrative expense in fiscal year 2007 as compared with four months in fiscal year 2006, $1.0 million due to the hiring of additional general and administrative employees, $1.2 million due to stock compensation expense, an increase in the bad debt provision of approximately $400,000 in fiscal 2007 in comparison with net bad debt recoveries of approximately $100,000 in fiscal 2006, all partially offset by a reduction in professional fees of approximately $700,000 some of which related to fiscal 2006 acquisitions.

Amortization of Intangibles. Amortization expense consists of the amortization of acquired intangible assets which are operating expenses and not considered costs of revenues. Amortization of intangible assets was $5.7 million in the fiscal year ended January 31, 2007 and $2.2 million in the fiscal year ended in January 31, 2006. The increase in amortization expense is attributable to the acquisitions of Liberate and ODG in the second and third quarters of fiscal 2006, respectively. The table below classifies the amortization expense by its source category, sales and marketing or general and administrative expense.

(Amounts in thousands)	For the year ended January 31, 2007	For the year ended January 31, 2006
Sales and marketing expense	$5,446	$1,948
General and administrative expense	218	253

Amortization expense	$5,664	$2,201

An additional $643,000 and $297,000 of amortization expense related to acquired technology was charged to cost of sales for the years ended January 31, 2007 and 2006, respectively.

Interest Income and Interest Expense. Interest income was $1.5 million in the fiscal year ended January 31, 2007 and $2.1 million in the fiscal year ended January 31, 2006. Interest expense was $96,000 for the fiscal year ended January 31, 2007 as compared to $30,000 for the fiscal year ended January 31, 2006. The decrease in interest income is primarily due to the decrease in marketable securities during the fiscal year ended January 31, 2007 in comparison to the fiscal year ended January 31, 2006.

Impairment on Investment in Affiliate. Impairment on investment in affiliate was a loss of $150,000 in the fiscal year ended January 31, 2007 due to the impairment of a small investment in an affiliate company and none in the fiscal year ended January 31, 2006.

Equity Income in Earnings of Affiliates. Equity income in earnings of affiliates was $1.3 million in the fiscal year ended January 31, 2007 compared with $39,000 in the fiscal year-ended January 31, 2006. The equity income in earnings of affiliates consists of our proportionate ownership share of the net income (loss) under the equity method of accounting. For fiscal 2007, the equity income in earnings of affiliates consisted of our proportionate ownership share of the earnings of Filmflex. For fiscal 2006, the equity income in earnings of affiliates consisted of our proportionate ownership share of the earnings of ODG until we purchased 100% of the company in September 2005. As part of the ODG acquisition, we increased our ownership interest to 33.3% in Filmflex for which we recorded our proportionate ownership share of its net income or loss from the acquisition date. The year over year increase in earnings from our investment in Filmflex was $1.5 million offset by the loss of approximately $200,000 from ODG in fiscal 2006 prior to our acquisition of the remaining interest in ODG.

Income Tax Benefit. Our effective tax rate and income tax benefit was 15% or $1.6 million and 19% or $2.9 million for fiscal years ended January 31, 2007 and 2006, respectively. For the fiscal year 2007, the income tax benefit was primarily attributable to $315,000 of net operating losses generated during the current fiscal year that are expected to be carried back to recover taxes paid in prior years and the change in estimate of the prior year’s tax provision relating to the tax benefit booked for the fiscal 2006 federal loss carryback versus the actual cash refund received of $422,000. At January 31, 2007 and January 31, 2006, we provided a valuation allowance for the full amount of net deferred tax assets recorded in the United States due to the uncertainty of realization of those assets as a result of the current fiscal year’s pre-tax losses and uncertainties related to our ability to generate pre-tax income for fiscal 2007 and thereafter. In addition, SeaChange maintains a valuation allowance for the full amount of certain foreign tax assets. We will continue to assess the need for the valuation allowance at each balance sheet date based on all available evidence. If we determine that we can generate sufficient future pre-tax income, some portion or all of the valuation allowance would be reversed and a corresponding increase in net income would be recognized.

Fiscal Year Ended January 31, 2006 Compared to the Fiscal Year Ended January 31, 2005

Product Revenues. Our product revenue consists of sales of hardware, software and systems from our Broadband and Broadcast segments.

	Year ended January 31,
	2006	2005
Broadband revenues:
Video-on-demand revenues	$49,117,000	$86,879,000
Advertising revenues	15,248,000	13,170,000

Total Broadband revenues	64,365,000	100,049,000
Broadcast revenues:	9,151,000	13,715,000

Total Product revenues	$73,516,000	$113,764,000

Our total product revenues decreased 35% to $73.5 million in the fiscal year ended January 31, 2006 from $113.8 million in the fiscal year ended January 31, 2005.

Revenues from the Broadband segment, which accounted for 51% of total revenues in fiscal 2006 and 64% of total revenues in fiscal 2005, decreased from $100.0 million in fiscal 2005 to $64.4 million in fiscal 2006. Advertising product revenues were $15.2 million for the fiscal year ended January 31, 2006 as compared to $13.2 million for the fiscal year ended January 31, 2005. Video-on-demand product revenues, excluding software development revenues, decreased to $42.6 million for the fiscal year ended January 31, 2006 as compared to $86.9 million for the fiscal year ended January 31, 2005. Revenues from video-on-demand product for the fiscal year ended January 31, 2005 were increased by $1.1 million for the adjustment recorded in connection with the final agreement with Comcast (See Note 11 to Financial Statements) concerning incentive common stock purchase warrants. The decrease in Broadband revenues reflects a decline in demand by U.S. cable operators, including a significant decline in revenues from our largest U.S. customer and price decreases partially offset by increased revenues from the initial deployment of video-on-demand systems in Europe and the new middleware software revenues of $6.5 million from customer contracts acquired from Liberate Technologies. This decrease was also partially offset by an increase in revenues from our Advertising products due to an increase in demand for digital advertising systems, reflecting cable operators’ replacement of the analog technology with digital technology.

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

Quarterly Results of Operations

The following table presents unaudited financial information for the quarterly periods in the fiscal years ended January 31, 2006 and January 31, 2007. The results for any quarter are not necessarily indicative of future quarterly results, and we believe that period-to-period comparisons should not be relied upon as an indication of future performance.

	Three months ended
	April 30, 2005	July 31, 2005	October 31, 2005	January 31, 2006	April 30, 2006	July 31, 2006	October 31, 2006	January 31, 2007
	(in thousands, except per share amounts)
Revenue	$31,512	$26,195	$35,321	$33,236	$33,241	$45,766	$42,254	$40,073
Gross profit	13,508	9,181	14,610	14,832	15,381	23,816	19,574	17,078
Operating expenses	15,558	16,851	18,234	18,823	21,458	22,783	21,750	22,141
Net income (loss)	(578)	(6,556)	(2,108)	(3,075)	(4,355)	959	(1,033)	(3,745)
Earnings (loss) per share - Basic	(0.02)	(0.23)	(0.07)	(0.11)	(0.15)	0.03	(0.04)	(0.13)
Earnings (loss) per share - Diluted	(0.02)	(0.23)	(0.07)	(0.11)	(0.15)	0.03	(0.04)	(0.13)

We have experienced significant variations in revenues, expenses and operating results from quarter to quarter and such variations are likely to continue. A significant portion of our revenues have been generated from a limited number of customers, and it is difficult to predict the timing of future orders and shipments to these and other customers. Customers can cancel or reschedule shipments, and development or production difficulties could delay shipments. During the fiscal 2007 quarterly periods outlined above, we experienced increases in our revenues compared to the quarterly periods in fiscal 2006 primarily related to the increase in software development revenues in fiscal 2007 in connection with the VOD purchase agreement signed with Comcast in July of 2006, the increase in video-on-demand systems revenue related to increased demand for our products from North American cable system operators and the full year impact of the ODG acquisition and Liberate middleware contracts in fiscal 2006.

We have also experienced significant variations in our quarterly product gross profit. Changes in pricing policies, the product mix, the timing and significance of new product introductions and product enhancements, and fluctuations in the number of systems affects manufacturing efficiencies and, accordingly, gross profits. Quarterly services gross profits have historically fluctuated significantly because installation and training service revenue varies by quarter while the related costs are relatively consistent by quarter. Gross profits for fiscal 2007 were higher than quarterly gross profits for fiscal 2006 principally due to higher revenues for the reasons cited above and a greater mix of higher margin software development revenue. In addition, our gross profit for the quarter ended January 31, 2007 reflected the impact of approximately $1.0 million of fiscal year 2007 sales discounts in connection with the 18 month extension of a middleware development contract.

During the quarterly periods outlined above, we generally experienced sequential increases in our operating expenses with the exception of the third quarter of fiscal 2007 when operating expenses decreased due to the start of the reclassification to cost of goods sold of software development expenses related to the Comcast agreement. Operating expenses, also vary somewhat with the number, timing and significance of new product and product enhancement introductions by us and our competitors, increased competition, the gain or loss of significant customers, the hiring of new personnel, the acquisition of businesses, and general economic conditions. Our selling and marketing costs fluctuate from quarter to quarter as a result of commissions related to our revenues, large tradeshows that take place in the first and third quarter of the year and significant promotional costs that are incurred for new product introductions. All of the above factors are difficult for us to forecast, and these or other factors may have a materially adverse effect on our business, financial condition and results of operations for one quarter or a series of quarters. Only a small portion of our expenses vary with revenues in the short-term and there would likely be a material adverse effect on our operating results if future revenues are lower than expectations.

Based upon all of the forgoing, we believe that quarterly revenues and operating results are likely to vary significantly in the future and that period-to-period comparisons of our results of operations should not be relied upon as indications of future performance.

Liquidity and Capital Resources

Historically, we have financed our operations and capital expenditures primarily with the proceeds from sales of our common stock and cash flows generated from operations. During fiscal 2007, cash and cash equivalents increased $9.6 million from $21.6 million at January 31, 2006 to $31.2 million at January 31, 2007 largely due to cash provided by certain operating, investing, and financing activities partially offset by our net loss. Working capital increased to $58.6 million at January 31, 2007 from $45.8 million at January 31, 2006.

Net cash provided by operating activities was $488,000 for the fiscal year ended January 31, 2007 compared to net cash used in operating activities of $20.0 million for the fiscal year ended January 31, 2006. The net cash used for operating activities in the fiscal year ended January 31, 2007 was the result of a net loss of $8.2 million and the $8.0 million cash payment made to C-Cor Incorporated (as successor to nCube Corp.) in settlement of the now resolved patent infringement litigation, which was offset by the non-cash depreciation and amortization of intangible assets of $14.5 million, stock compensation expense of $3.5 million and the changes in certain operating assets and liabilities. Significant changes in operating assets and liabilities that provided cash included an income tax refund that reduced income taxes receivable by $2.4 million, and an increase in deferred revenues of $1.6 million. The significant changes in assets and liabilities that used cash from operations included an increase in inventories of $4.7 million, primarily due to inventory acquired and subsequently reclassified to fixed assets for use as research and development equipment, and a reduction in income taxes payable. The share-based compensation of $3.5 million in fiscal 2007 increased from $43,000 in fiscal 2006 and $0.0 million in fiscal 2005 due to the adoption of SFAS 123R beginning February 1, 2006.

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

Net cash provided by investing activities was $5.8 million for the fiscal year ended January 31, 2007 and net cash used in investing activities was $53.5 million for the fiscal year ended January 31, 2006. Investment activity for fiscal 2007 consisted primarily of $15.4 million net maturities and sales of marketable securities partially offset by capital expenditures of $7.0 million and the $3.0 million contingent consideration cash payment made to the former shareholders of ODG.

Net cash provided by financing activities was $2.9 million for the fiscal year ended January 31, 2007 compared to $1.5 million for the fiscal year ended January 31, 2006. In fiscal 2007 and fiscal 2006, the cash provided by financing activities was comprised of proceeds from the issuance of common stock in connection with stock option exercises and the employee stock purchase plan.

In the second quarter of fiscal 2007, we renewed our revolving line of credit with Citizens Bank (a subsidiary of the Royal Bank of Scotland Group plc) through June, 2007, for the committed amount of $15.0 million. Loans made under this revolving line of credit bear interest at a rate per annum equal to the bank’s prime rate which was 8.25% on January 31, 2007. Borrowings under this line of credit are collateralized by substantially all of our assets. The loan agreement requires that we provide Citizens Bank with certain periodic financial reports and comply with certain financial ratios including a minimum level of earnings before interest, taxes and depreciation and amortization on a trailing twelve month basis, when amounts are outstanding under the loan agreement. As of January 31, 2007, we were not in compliance with the financial covenants but obtained a waiver from the bank for the quarter ended January 31, 2007. There are currently no amounts outstanding under the revolving line of credit.

In the third quarter of fiscal 2006, we purchased 72.4% of the outstanding capital stock of the On Demand Group Limited (“ODG”), a company incorporated under the laws of the United Kingdom. As a result of this purchase, we owned 100% of ODG at January 31, 2006. Under the terms of the purchase agreement, we acquired the outstanding shares in ODG we did not previously own in exchange for approximately $14.0 million in cash consideration, including transaction costs of $500,000. The purchase agreement also provides for additional contingent consideration if ODG meets certain annual performance goals related to net income over three measurement periods ending January 31, 2008. We may pay up to a maximum aggregate contingent consideration of $11.9 million (based on the exchange rate in effect at January 31, 2007), including up to 50% payable in shares of our common stock, par value $0.01 per share, with the remainder payable in cash provided that the performance goals are met. The contingent consideration is comprised of three installments, each to be made annually, beginning with the year ending January 31, 2006, for an annual baseline amount of $2.2 million, $2.3 million and $4.9 million, respectively (based on the exchange rate in effect at January 31, 2006, June 30, 2007 and January 31, 2007, respectively). These amounts are subject to upward and downward adjustment based on the actual net income related performance of ODG, as clarified in the agreement, during these periods, provided that the aggregate maximum contingent consideration payable is the sum of these baseline amounts plus a maximum of $2.6 million (based on the exchange rate in effect at January 31, 2007). The contingent consideration will be recorded as an additional cost of the purchase and recognized as goodwill if the performance measures are met by ODG and it becomes payable. On January 31, 2006, the first earnout measurement period ended, and we recorded $2.8 million (USD equivalent) of additional purchase price as goodwill based upon ODG’s net income for the initial annual performance period ended January 31, 2006. In May 2006, the Company paid $3.0 million (USD equivalent at the current exchange rate) to satisfy this obligation. On June 30, 2006, SeaChange and the former stockholders of ODG amended the original purchase agreement to provide for the acceleration of the second installment of contingent consideration (for the year ended January 31, 2007) in exchange for the issuance to the sellers of 341,360 shares of SeaChange’s common stock having a fair market value of $2.3 million as of the date of the amendment. Consequently, the Company recorded an additional $2.3 million of goodwill to reflect the accelerated second installment of contingent consideration.

In the second quarter of fiscal 2006, we acquired substantially all of the assets of Liberate Technologies’ business outside of North America. At the time of the transaction, Liberate Technologies was a leading provider of software for digital cable systems. Under the terms of the purchase agreement, we acquired certain customer contracts, patents and other intellectual property, and assumed certain limited liabilities related to Liberate’s business outside of North America in exchange for approximately $23.7 million in cash consideration.

In the second quarter of fiscal 2006, we purchased for $8.9 million real property located at 50 Nagog Park Drive in Acton, Massachusetts. The building on the property is approximately 120,000 square feet, and this site is our new corporate headquarters. All operations and personnel currently that were located at the facility in Maynard, Massachusetts were relocated to the new property in Acton, Massachusetts in February 2006.

In the first quarter of fiscal 2006, we entered into a Stock Purchase Agreement with InSite One, Inc. (“InSite”), an off-site medical imaging and data services company. As part of the agreement, we invested $2.0 million for 5.9 million shares of 8% cumulative convertible preferred stock of InSite representing approximately 11% of the total capital stock of the InSite. The preferred shares are convertible to common stock based upon defined conversion factors subject to adjustment as defined in the agreement. In fiscal 2007, we converted a note receivable of $407,000 related to an InSite One system sale to equity.

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

In the second quarter of fiscal 2006, we invested $8.2 million in convertible preferred stock, which may convert to a 19.8% ownership interest, in Casa Systems, Inc. (“Casa”), a Massachusetts development stage company that specializes in video-on-demand products within the telecommunications and television markets. A portion of the purchase price was satisfied by our surrender and cancellation of the $2.5 million in principal plus accrued interest outstanding pursuant to the Secured Loan Agreement with Casa. The remainder of the purchase price was paid in cash. The investment was made for shares of Casa’s convertible preferred stock, convertible at our option into shares of Casa’s common stock on a one-to-one basis. At the time of the investment, we also entered into agreements with Casa, its stockholders and its optionholders which grant us the right of first refusal on the issuance of additional shares of Casa securities or transfers of stock or options by holders. In addition, we had a call option exercisable until January 31, 2007 to purchase all of the outstanding stock and options not owned by us for an aggregate price of $92 million. The Company did not exercise this option.

In fiscal 2005, SeaChange acquired all of the outstanding stock of ZQ Interactive, Ltd., a company incorporated in the British Virgin Islands with its principal office in Shanghai, China. According to the terms of the purchase agreement, $1.0 million was paid to the sellers at the signing of the purchase agreement and the remaining $1.0 million was to be paid to the sellers in two equal annual installments of $500,000 on the first and second anniversary dates of the signing of the purchase agreement. The final installment of $500,000 was paid in July 2006.

The following table reflects our current and contingent contractual obligations to make potential future payments as of January 31, 2007 (in thousands):

	Payment due by period
($000’s)	Total	Less than one year	One to three years	Three to five years	More than Five years
Purchase obligations	$6,486	$6,486	—	—	—
Acquisition commitments	6,800	6,800	—	—	—
Studio content minimum guarantees	3,747	960	$2,568	$219	—
Non-cancelable lease obligations	2,218	1,407	779	32	—

Total	$19,251	$15,653	$3,347	$251	—

The purchase obligations and studio content minimum guarantees include open, non-cancelable purchase commitments from our suppliers. The acquisition commitments primarily include estimated maximum additional contingent consideration obligations in the event ODG achieves specified annual performance thresholds in the future.

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

New Accounting Pronouncements

In February 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 155, “Accounting for Certain Hybrid Financial Instruments – an amendment of FASB Statements No. 133 and 140” (SFAS No. 155). SFAS No. 155 permits a fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that would otherwise require bifurcation. This accounting standard is effective as of the beginning of fiscal years beginning after September 15, 2006. The effect of adopting SFAS No. 155 on our financial position and results of operations will be immaterial.

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

In June 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109.” This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” The interpretation prescribes a recognition threshold and measurement attribute for a tax position taken or expected to be taken in a tax return and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. The Company will adopt FIN 48 as of February 1, 2007, as required. The cumulative effect of adopting FIN 48 will be recorded as an adjustment to opening retained earnings and other accounts as applicable. We are currently evaluating the effect of FIN 48 on our results of operations or financial position.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurement.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value using generally accepted accounting principles, and expands disclosures about fair value measurements. This Statement does not require any new fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company does not expect the adoption of SFAS 157 to have a material impact on its financial statements.

In September 2006, the SEC staff released Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 was issued in order to eliminate the diversity of practice surrounding how public companies quantify financial statement misstatements. Traditionally, there have been two widely-recognized methods for quantifying the effects of financial statement misstatements: the “roll-over” method and the “iron curtain” method. The roll-over method focuses primarily on the impact of a misstatement on the income statement, including the reversing effect of prior year misstatements, but its use can lead to the accumulation of misstatements in the balance sheet. The iron curtain method focuses primarily on the effect of correcting the period-end balance sheet with less emphasis on the reversing effects of prior year errors on the income statement. The Company previously used the roll-over method for quantifying identified financial statement misstatements.

In SAB 108, the SEC staff established an approach that requires quantification of financial statement misstatements based on the effect of the misstatements on each of the Company’s financial statements and the related financial statement disclosures. This model is commonly referred to as a “dual approach” because it requires quantification of errors under both the iron curtain and the roll-over methods.

SAB 108 permits public companies to initially apply its provisions either by (i) restating prior financial statements as if the “dual approach” had always been used or (ii) recording the cumulative effect of initially applying the “dual approach” as adjustments to the carrying values of assets and liabilities as of the beginning of the year of adoption, February 1, 2006 for the Company, with an offsetting adjustment recorded to the opening balance of retained earnings. The Company elected to record the effects of applying SAB 108 using the cumulative effect transition method.

The Company identified two errors, quantified them under the roll-over method and concluded they were immaterial, individually and in the aggregate. Inventory was increased by $623,000 to reflect labor and overhead costs that had, in the past, been treated as period costs and had not been capitalized as a component of inventory. Accumulated other comprehensive income (loss) was decreased by $130,000 to reflect a realized gain which should have been recognized in fiscal 2005. To record the initial application of SAB 108, SeaChange recorded a $753,000 adjustment to decrease accumulated deficit at February 1, 2006.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. We are currently evaluating the impact of adopting SFAS 159 on our financial statements.

ITEM 7A.	Quantitative and Qualitative Disclosures about Market Risk

We face exposure to financial market risks, including adverse movements in foreign currency exchange rates and changes in interest rates. These exposures may change over time as business practices evolve and could have a material adverse impact on our financial results. Our primary exposure has historically been associated with product sales arrangements denominated in the local currency where the functional currency of the foreign subsidiary is the U.S. dollar (as most of our revenues are in U.S. dollars) and operating expenses in Europe and Asia. In light of the higher proportion of our international businesses due, in part, to the recent acquisitions of European-based business from Liberate Technologies and ODG, we expect the risk of any adverse movements in foreign currency exchange rates to have a greater impact on our operating results in the future. Historically, we have not hedged specific currency exposures as gains and losses on foreign currency transactions have not been material to date. At January 31, 2006 and January 31, 2007, we had $0 outstanding related to variable rate U.S. dollar denominated debt. As there were no amounts outstanding at January 31, 2006 and 2007 related to variable rate debt, there was no interest rate exposure.

The carrying amounts reflected in the consolidated balance sheet of cash and cash equivalents, short-term marketable securities, trade receivables and trade payables approximate fair value at January 31, 2007 due to the short maturities of these instruments. We maintain investment portfolio holdings of various issuers, types, and maturities. Our cash and marketable securities include cash equivalents, which we consider to be investments purchased with original maturities of three months or less. Given the short maturities and investment grade quality of the portfolio holdings at January 31, 2007, a sharp rise in interest rates should not have a material adverse impact on the fair value of our investment portfolio. Additionally, our long term marketable investments, which are carried at the lower of cost or market, have fixed interest rates, and therefore are not subject to any interest rate exposure. As a result, we do not currently hedge these market risk exposures. At January 31, 2007, we had $11.2 million in short-term marketable securities and $12.9 million in long-term marketable securities.

ITEM 8.	Financial Statements and Supplementary Data

The Company’s Financial Statements and Schedules, together with the independent registered public accounting firm reports thereon, appear at pages 50 through 85 of this Form 10-K. The supplementary financial information required by Item 302 of Regulation S-K is included in this Annual Report under Item 7.

ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On October 12, 2006, PricewaterhouseCoopers LLP was dismissed as the independent registered public accounting firm of the Company. The dismissal of PricewaterhouseCoopers LLP was approved by the Company’s Audit Committee.

The reports of PricewaterhouseCoopers LLP on the Company’s financial statements as of and for the fiscal years ended January 31, 2005 and 2006 did not contain an adverse opinion or a disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope or accounting principle.

During the Company’s fiscal years ended January 31, 2005 and 2006 and through October 12, 2006 there were no disagreements with PricewaterhouseCoopers LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to the satisfaction of PricewaterhouseCoopers LLP, would have caused them to make reference to the subject matter of the disagreement in connection with their reports on the financial statements for such years. During the Company’s fiscal years ended January 31, 2005 and 2006 and through October 12, 2006 there were no reportable events as defined in Item 304(a)(1)(v) of Regulation S-K.

Effective as of October 17, 2006, the Company’s Audit Committee engaged Grant Thornton LLP as its new independent registered public accounting firm to audit the Company’s financial statements for the Company’s fiscal year ending January 31, 2007. The decision to engage Grant Thornton LLP as the Company’s independent registered public accounting firm was the result of a competitive selection process.

Prior to the engagement of Grant Thornton LLP, neither the Company nor anyone on behalf of the Company consulted with Grant Thornton LLP during the Company’s fiscal years ended January 31, 2005 and 2006 and through October 17, 2006, in any manner regarding: (A) either the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s financial statements, and neither was a written report provided to the Company nor was oral advice provided that Grant Thornton LLP concluded was an important factor considered by the Company in reaching a decision as to the accounting, auditing, or financial reporting issue, or (B) the subject of either a disagreement or a reportable event, as defined in Item 304(a)(1)(iv) and (v), respectively, of Regulation S-K.

ITEM 9A.	Controls and Procedures

(A) Evaluation of Disclosure Controls and Procedures

We evaluated the effectiveness of our disclosure controls and procedures, as defined in the Securities Exchange Act of 1934, as amended (the “Exchange Act”) Rule 13a-15(e), as of the end of the period covered by this annual report on Form 10-K. William C. Styslinger, III, our Chief Executive Officer, and Kevin M. Bisson, our Chief Financial Officer, participated in this evaluation. Based upon that evaluation, Messrs. Styslinger and Bisson concluded that our disclosure controls and procedures were effective as of the end of the period covered by the report.

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

Our management assessed the effectiveness of our internal control over financial reporting as of January 31, 2007. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on our assessment, management concluded that, as of January 31, 2007, our internal control over financial reporting was effective based on those criteria.

Our management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of January 31, 2007 has been audited by Grant Thornton LLP, an independent registered public accounting firm, as stated in their report which appears herein.

(C) Changes in Internal Control over Financial Reporting

As a result of the evaluation completed by management, and in which Messrs. Styslinger and Bisson participated, we have concluded that there were no changes during the fiscal quarter ended January 31, 2007 in our internal control over financial reporting, which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

(D) Attestation Report of the Registered Public Accounting Firm

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and

Stockholders of SeaChange International, Inc.

We have audited management’s assessment, included in the accompanying Report of Management on Internal Control Over Financial Reporting, that SeaChange International, Inc. and subsidiaries (a Delaware Corporation) (collectively the “Company”) maintained effective internal control over financial reporting as of January 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that SeaChange International, Inc. maintained effective internal control over financial reporting as of January 31, 2007, is fairly stated, in all material respects, based on Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also in our opinion, SeaChange International, Inc. maintained, in all material respects, effective internal control over financial reporting as of January 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of SeaChange International, Inc. as of January 31, 2007 and the related consolidated statements of operations, changes in stockholders’ equity and comprehensive income, and cash flows for the year ended January 31, 2007 and our report dated April 13, 2007 expressed an unqualified opinion on those financial statements and includes explanatory paragraphs relating to the adoption of Statement of Financial Accounting Standards No. 123(R) and Staff Accounting Bulletin No. 108 in fiscal 2007.

/s/ GRANT THORNTON LLP
Boston Massachusetts
April 13, 2007

ITEM 9B.	Other Information

None.

PART III

ITEM 10.	Directors, Executive Officers and Corporate Governance of the Registrant

Information concerning the directors of SeaChange is hereby incorporated by reference from the information contained under the heading “Election of Directors” in SeaChange’s definitive proxy statement related to SeaChange’s Annual Meeting of Stockholders to be held on or about July 18, 2007 which will be filed with the Commission within 120 days after the close of the fiscal year (the “Definitive Proxy Statement”).

Certain information concerning directors and executive officers of SeaChange is hereby incorporated by reference to the information contained under the headings “Occupations of Directors and Executive Officers”, and “Section 16(a) Beneficial Ownership Reporting Compliance”, “Availability of Corporate Governance Documents” and “Audit Committee” in our Definitive Proxy Statement.

ITEM 11.	Executive Compensation

Information concerning executive compensation is hereby incorporated by reference to the information contained under the headings “Compensation and Other Information Concerning Directors and Officers”, “Compensation of Directors”, “Compensation and Option Committee Report”, “Compensation Committee Interlocks and Insider Participation” and “Options and Stock Plans” in the Definitive Proxy Statement.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information concerning security ownership of certain beneficial owners and management is hereby incorporated by reference to the information contained under the headings “Securities Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in the Definitive Proxy Statement.

ITEM 13.	Certain Relationships and Related Transactions, and Director Independence

Information concerning certain relationships and related transactions is hereby incorporated by reference to the information contained under the heading “Certain Relationships and Related Transactions” and “Determination of Director Independence” in the Definitive Proxy Statement.

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

(a)(1) INDEX TO THE CONSOLIDATED FINANCIAL STATEMENTS

The following Consolidated Financial Statements of the Registrant are filed as part of this report:

(a)(2) INDEX TO FINANCIAL STATEMENT SCHEDULE

The following Financial Statement Schedule of the Registrant is filed as part of this report:

Page
Schedule II - Valuation and Qualifying Accounts and Reserves	85

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

Dated: April 13, 2007

SEACHANGE INTERNATIONAL, INC.

By:	/s/William C. Styslinger, III
William C. Styslinger, III
President, Chief Executive Officer, Chairman of the Board and Director

POWER OF ATTORNEY AND SIGNATURES

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints William C. Styslinger, III and Kevin M. Bisson, jointly and severally, his attorney-in-fact, each with the power of substitution, for him in any and all capacities, to sign any amendments to this Report on Form 10-K and to file same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title(s)	Date

/s/ WILLIAM C. STYSLINGER, III William C. Styslinger, III	President, Chief Executive Officer, Chairman of the Board and Director (Principal Executive Officer)	April 13, 2007

/s/ KEVIN M. BISSON Kevin M. Bisson	Chief Financial Officer, Senior Vice President, Finance and Administration, Treasurer and Secretary (Principal Financial and Accounting Officer)	April 13, 2007

/s/ MARTIN R. HOFFMANN Martin R. Hoffmann	Director	April 13, 2007

/s/ CARMINE VONA Carmine Vona	Director	April 13, 2007

/s/ THOMAS F. OLSON Thomas F. Olson	Director	April 13, 2007

/s/ MARY PALERMO COTTON Mary Palermo Cotton	Director	April 13, 2007

EXHIBIT INDEX

Exhibit No.	Description
2.1	Agreement for the Purchase and Sale of Share Capital of The ON Demand Group Limited, dated as of September 23, 2005, by and among the Company, Anthony Kelly, Andrew Birchall and the other parties set forth on the signature pages thereto (filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K previously filed September 29, 2005 with the Commission (File No. 000-21393) and incorporated herein by reference).

2.2	Variation Agreement, dated as of June 30, 2006, by and among the Company, Anthony Kelly, Andrew Birchall and the others set forth on the signature pages thereto, to that certain Agreement for the Sale and Purchase of Share Capital of On Demand Group Limited (filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K previously filed July 6, 2006 with the Commission (File No. 000-21393) and incorporated herein by reference).

3.1	Amended and Restated Certificate of Incorporation of the Company (filed as Exhibit 3.3 to the Company’s Registration Statement on Form S-1 previously filed on November 4, 1996 with the Commission (File No. 333-12233) and incorporated herein by reference).

3.2	Certificate of Amendment, filed May 25, 2000 with the Secretary of State in the State of Delaware, to the Amended and Restated Certificate of Incorporation of the Company (filed as Exhibit 4.1 to the Company’s Quarterly Report on 10-Q previously filed on December 15, 2000 with the Commission (Filed No. 000-21393) and incorporated herein by reference).

3.3	Amended and Restated By-laws of the Company (filed as Exhibit 3.5 to the Company’s Registration Statement on Form S-1 previously filed on November 4, 1996 with the Commission (File No. 333-12233) and incorporated herein by reference).

4.1	Specimen certificate representing the Common Stock (filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-1 previously filed on November 4, 1996 with the Commission (File No. 333-12233) and incorporated herein by reference).

4.2	Amended and Restated Certificate of Incorporation of the Company (filed as Exhibit 3.3 to the Company’s Registration Statement on Form S-1 previously filed on November 4, 1996 with the Commission (File No. 333-12233) and incorporated herein by reference).

4.3	Certificate of Amendment, filed May 25, 2000 with the Secretary of State in the State of Delaware, to the Amended and Restated Certificate of Incorporation of the Company (filed as Exhibit 4.2 to the Company’s registration statement on Form S-3 previously filed on December 6, 2000 with the Commission (Filed No. 333-51386) and incorporated herein by reference).

10.1	2005 Equity Compensation and Incentive Plan (filed as Appendix A to the Company’s Proxy Statement on Schedule 14A previously filed May 27, 2005 with the Commission (File No. 000-21393) and incorporated herein by reference).

10.2	Form of Restricted Stock Unit Agreement pursuant to the Company’s 2005 Equity Compensation and Incentive Plan (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K previously filed December 14, 2005 with the Commission (File No. 000-21393) and incorporated herein by reference).

10.3	Form of Incentive Stock Option Agreement pursuant to the Company’s 2005 Equity Compensation and Incentive Plan (filed as Exhibit 10.3 to the Company’s Annual Report on Form 10-K previously filed on April 17, 2006 with the Commission (File No. 000-21393) and incorporated herein by reference).

10.4	Form of Non-Qualified Stock Option Agreement pursuant to the Company’s 2005 Equity Compensation and Incentive Plan (filed as Exhibit 10.4 to the Company’s Annual Report on Form 10-K previously filed on April 17, 2006 with the Commission (File No. 000-21393) and incorporated herein by reference).

10.5	Amended and Restated 1995 Stock Option Plan (filed as Annex B to the Company’s Proxy Statement on Form 14a previously filed on May 31, 2001 with the Commission (File No. 000-21393) and incorporated herein by reference).

10.6	Form of Incentive Stock Option Agreement pursuant to SeaChange’s Amended and Restated 1995 Stock Option Plan (filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on October 6, 2004 with the Commission (File No. 000-21393) and incorporated herein by reference).

10.7	Form of Non-Qualified Stock Option Agreement pursuant to SeaChange’s Amended and Restated 1995 Stock Option Plan (filed as Exhibit 99.2 to the Company’s Current Report on Form 8-K filed on October 6, 2004 with the Commission (File No. 000-21393) and incorporated herein by reference).

10.8	Form of Lockup Agreement (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K previously filed February 1, 2006 with the Commission (File No. 000-21393) and incorporated herein by reference).

10.9	1996 Non-Employee Director Stock Option Plan (filed as Exhibit 10.2 to the Company’s Registration Statement on Form S-1 previously filed on November 4, 1996 with the Commission (File No. 333-12233) and incorporated herein by reference).

Exhibit No.	Description
10.10	Third Amended and Restated 1996 Employee Stock Purchase Plan of the Company (filed as Appendix A to the Company’s Definitive Proxy Statement filed on Schedule 14A previously filed on May 24, 2006 with the Commission (File No. 000-21393) and incorporated herein by reference).

10.11	Loan and Security Agreement, dated as of October 22, 2001, by and between Citizens Bank of Massachusetts and the Company (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q previously filed on December 13, 2001 with the Commission (File No. 000-21393) and incorporated herein by reference).

10.12	Amendment No. 1, dated as of June 14, 2002, by and between the Company and Citizen’s Bank of Massachusetts, to that certain Loan and Security Agreement, dated as of October 22, 2001, by and between the Company and Citizen’s Bank of Massachusetts (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q previously filed on September 13, 2002 with the Commission (File No. 000-21393) and incorporated herein by reference).

10.13	Amendment No. 2, dated as of April 21, 2003, between the Company and Citizen’s Bank of Massachusetts, to that certain Loan and Security Agreement, dated as of October 22, 2001 by and between the Company and Citizen’s Bank of Massachusetts (filed as Exhibit 10.7 to the Company’s Annual Report on Form 10-K previously filed on May 1, 2003 with the Commission (File No. 000-21393) and incorporated herein by reference).

10.14	Amendment No. 3, dated as of December 1, 2003, between the Company and Citizens Bank of Massachusetts, to that certain Loan and Security Agreement, dated as of October 22, 2001 by and between the Company and Citizens Bank of Massachusetts (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on December 15, 2003 with the Commission (File No. 000-21393) and incorporated herein by reference).

10.15	Amendment No. 8, dated as of April 14, 2006, between the Company and Citizens Bank of Massachusetts, to that certain Loan and Security Agreement, dated as of October 22, 2001, by and between the Company and Citizens Bank of Massachusetts (filed as Exhibit 10.15 to the Company’s Annual Report on Form 10-K previously filed on April 17, 2006 with the Commission (File No. 000-21393) and incorporated herein by reference).

10.16	License Agreement dated May 30, 1996 between Summit Software Systems, Inc. and the Company (filed as Exhibit 10.7 to the Company’s Registration Statement on Form S-1 previously filed on November 4, 1996 with the Commission (File No. 333-12233) and incorporated herein by reference).

10.17	Lease Agreement dated May 28, 1998 between Robert Quirk, Trustee of Maynard Industrial Properties Associates Trust and the Company (filed as Exhibit 10.3 to the Company’s Annual Report on Form 10-K previously filed on March 24, 1999 with the Commission (File No. 000-21393) and incorporated herein by reference).

Exhibit No.	Description
10.18	Change-in-Control Severance Agreement, dated as of July 30, 2004, by and between the Company and William L. Fiedler (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on September 9, 2004 with the Commission (File No. 000-21393) and incorporated herein by reference).

10.19	Change-in-Control Severance Agreement, dated as of July 30, 2004, by and between the Company and Ira Goldfarb (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on September 9, 2004 with the Commission (File No. 000-21393) and incorporated herein by reference).

10.20	Change-in-Control Severance Agreement, dated as of July 30, 2004, by and between the Company and Bruce Mann (filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on September 9, 2004 with the Commission (File No. 000-21393) and incorporated herein by reference).

10.21	Change-in-Control Severance Agreement, dated as of July 30, 2004, by and between the Company and William C. Styslinger, III (filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed on September 9, 2004 with the Commission (File No. 000-21393) and incorporated herein by reference).

10.22	Change-in-Control Severance Agreement, dated as of March 13, 2006, by and between the Company and Kevin Bisson (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K previously filed March 9, 2006 with the Commission (File No. 000-21393) and incorporated herein by reference).

10.23	Change-In-Control Agreement, dated as of May 31, 2006, by and between the Company and Randy Banton (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K previously filed June 19, 2006 with the Commission (File No. 000-21393) and incorporated herein by reference).

10.24	Change-in-Control Severance Agreement, dated as of December 11, 2006, by and between SeaChange and Yvette Kanouff (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K previously filed December 14, 2006 with the Commission (File No. 000-21393) and incorporated herein by reference).

10.25	Change-in-Control Severance Agreement, dated as of December 11, 2006, by and between SeaChange and Steven M. Davi (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K previously filed December 14, 2006 with the Commission (File No. 000-21393) and incorporated herein by reference).

10.26	Management Transition Agreement, dated as of January 30, 2006, by and between the Company and William L. Fiedler (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K previously filed February 1, 2006 with the Commission (File No. 000-21393) and incorporated herein by reference).

10.27	Executive Services Agreement, dated as of September 23, 2005, by and between On Demand Management Limited and Andrew Birchall (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K previously filed September 29, 2005 with the Commission (File No. 000-21393) and incorporated herein by reference).

10.28	Executive Services Agreement, dated as of September 23, 2005, by and between On Demand Management Limited and Anthony Kelly (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K previously filed September 29, 2005 with the Commission (File No. 000-21393) and incorporated herein by reference).

21.1*	List of Significant Subsidiaries.

23.1*	Consent of Grant Thornton LLP.

23.2*	Consent of PricewaterhouseCoopers LLP.

24.1	Power of Attorney (included on signature page).

31.1*	Certification Pursuant to Rule 13a-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification Pursuant to Rule 13a-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Provided herewith.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and

Stockholders of SeaChange International, Inc.

We have audited the accompanying consolidated balance sheet of SeaChange International, Inc. and subsidiaries (a Delaware corporation) (collectively the “Company”) as of January 31, 2007, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of SeaChange International, Inc. and subsidiaries as of January 31, 2007, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

Our audit was conducted for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. Schedule II is presented for purposes of additional analysis and is not a required part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic consolidated financial statements taken as a whole.

As discussed in Note 5 to the consolidated financial statements, the Company changed its method of accounting for stock-based payments as of February 1, 2006.

As discussed in Note 11 to the consolidated financial statements, the Company recorded a cumulative effect adjustment as of February 1, 2006, in connection with the adoption of SEC Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Qualifying Misstatements in Current Year Financial Statements.”

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of January 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated April 13, 2007 expressed an unqualified opinion on management’s assessment and an unqualified opinion on internal control effectiveness.

/s/ GRANT THORNTON LLP

Boston, Massachusetts
April 13, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of SeaChange International, Inc.:

In our opinion, the consolidated balance sheet as of January 31, 2006 and the related consolidated statements of operations, of stockholders’ equity and of cash flows for each of two years in the period ended January 31, 2006 present fairly, in all material respects, the financial position of SeaChange International, Inc. and its subsidiaries at January 31, 2006, and the results of their operations and their cash flows for each of the two years in the period ended January 31, 2006, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule for each of the two years in the period ended January 31, 2006 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP

Boston, Massachusetts

April 17, 2006

SEACHANGE INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEET

(in thousands, except share and per share data)

	January 31, 2007	January 31, 2006
Assets
Current assets:
Cash and cash equivalents	$31,179	$21,594
Restricted cash	—	500
Marketable securities	11,231	14,596
Accounts receivable, net of allowance for doubtful accounts of $466 at January 31, 2007 and $405 at January 31, 2006	28,854	30,109
Unbilled receivables	5,562	4,363
Inventories, net	19,350	19,299
Income taxes receivable	409	2,781
Prepaid expenses and other current assets	2,990	4,594

Total current assets	99,575	97,836
Property and equipment, net	30,720	27,191
Marketable securities	12,885	24,689
Investments in affiliates	14,312	12,812
Intangible assets, net	13,054	18,904
Goodwill	23,726	20,379
Other assets	5,024	5,363

Total assets	$199,296	$207,174

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$10,003	$10,016
Income taxes payable	941	2,843
Accrued litigation reserve	—	7,986
Other accrued expenses	5,884	8,408
Customer deposits	2,016	2,170
Deferred revenues	21,806	20,045
Deferred tax liabilities	366	556

Total current liabilities	41,016	52,024
Deferred tax liabilities, long-term	1,121	1,353

Total liabilities	42,137	53,377
Commitments and contingencies (Note 12)
Stockholders’ equity:
Convertible preferred stock, $0.01 par value 5,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized; 29,345,103 and 28,451,930 shares issued and outstanding at January 31, 2007 and 2006, respectively	293	285
Additional paid-in capital	184,976	176,238
Accumulated deficit	(29,685)	(22,264)
Accumulated other comprehensive income (loss)	1,575	(462)

Total stockholders’ equity	157,159	153,797

Total liabilities and stockholders’ equity	$199,296	$207,174

The accompanying notes are an integral part of these consolidated financial statements.

SEACHANGE INTERNATIONAL, INC.

CONSOLIDATED STATEMENT OF OPERATIONS

(in thousands, except per share data)

	Fiscal Year ended January 31,
	2007	2006	2005
Revenues:
Products	$95,000	$73,516	$113,764
Services	66,334	52,748	43,539

	161,334	126,264	157,303

Costs of revenues:
Products	48,316	45,858	60,141
Services	37,169	28,275	25,705

	85,485	74,133	85,846

Gross profit	75,849	52,131	71,457

Operating expenses:
Research and development	40,914	34,378	29,424
Selling and marketing	22,413	18,646	18,053
General and administrative	19,141	14,241	10,323
Amortization of intangible assets	5,664	2,201	1,333

	88,132	69,466	59,133

(Loss) income from operations	(12,283)	(17,335)	12,324
Interest income	1,451	2,068	1,004
Interest expense	(96)	(30)	(42)
Impairment on investment in affiliate	(150)	—	—

(Loss) income before income taxes and equity income (loss) in earnings of affiliate	(11,078)	(15,297)	13,286
Income tax benefit (expense)	1,632	2,941	(3,200)
Equity income (loss) in earnings of affiliate, net of tax	1,272	39	(148)

Net (loss) income	$(8,174)	$(12,317)	$9,938

Earnings (loss) per share:
Basic	$(0.28)	$(0.44)	$0.36

Diluted	$(0.28)	$(0.44)	$0.34

Weighted average common shares outstanding:
Basic	28,857	28,303	27,640

Diluted	28,857	28,303	29,053

The accompanying notes are an integral part of these consolidated financial statements.

SEACHANGE INTERNATIONAL, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)

(in thousands, except share data)

	Common Stock
	Number of shares	Par value	Additional paid-in capital	Accumulated deficit	Deferred stock-based compensation	Accumulated other comprehensive income (loss)	Total Stockholders’ Equity	Comprehensive income (loss)
Balance at January 31, 2004	27,279,365	$273	$165,410	$(19,393)	$—	$(403)	$145,887
Issuance of common stock pursuant to exercise of stock options	562,528	6	4,529	—	—	—	4,535
Issuance of common stock in connection with the employee stock purchase plan	107,579	1	1,344	—	—	—	1,345
Issuance of common stock in connection with Comcast stock warrant exercise	225,474	2	3,143	—	—	—	3,145
Tax benefit from stock options	—	—	29	—	—	—	29
Change in unrealized gain on marketable securities, net of tax	—	—	—	—	—	208	208	$208
Translation adjustment	—	—	—	—	—	(82)	(82)	(82)
Net income	—	—	—	9,938	—	—	9,938	9,938

Comprehensive income								$10,064

Balance at January 31, 2005	28,174,946	282	174,455	(9,455)	—	(277)	165,005
Issuance of common stock pursuant to exercise of stock options	73,012	1	364	—	—	—	365
Issuance of common stock in connection with the employee stock purchase plan	203,972	2	1,376	—	—	—	1,378
Issuance of restricted stock units	—	—	818	—	(818)	—	—
Amortization of unearned compensation on restricted stock units	—	—	—	—	43	—	43
Adjustment for equity method loss incurred during lag period	—	—	—	(492)	—	—	(492)
Change in unrealized loss on marketable securities, net of tax	—	—	—	—	—	(101)	(101)	$(101)
Translation adjustment	—	—	—	—	—	(84)	(84)	(84)
Net loss	—	—	—	(12,317)	—	—	(12,317)	(12,317)

Comprehensive loss								$(12,502)

Balance at January 31, 2006	28,451,930	$285	$177,013	$(22,264)	$(775)	$(462)	$153,797
Cumulative effect adjustment upon adoption of SAB 108 (Note 11)	—	—	—	753	—	(130)	623

Balance at February 1, 2006, as adjusted	28,451,930	$285	$177,013	$(21,511)	$(775)	$(592)	$154,420
Issuance of common stock pursuant to exercise of stock options	266,074	2	1,587	—	—	—	1,589
Issuance of common stock in connection with the employee stock purchase plan	250,082	2	1,354	—	—	—	1,356
Issuance of common stock pursuant to vesting of restricted stock units	35,657	—	—	—	—	—	—
Issuance of common stock pursuant to second earnout for ODG acquisition (Note 7)	341,360	4	2,283	—	—	—	2,287
Stock-based compensation expense	—	—	3,514	—	—	—	3,514
Change in unrealized loss on marketable securities, net of tax	—	—	—	—	—	254	254	$254
Translation adjustment	—	—	—	—	—	1,913	1,913	1,913
Net loss	—	—	—	(8,174)	—	—	(8,174)	(8,174)
Reversal of unearned compensation upon adoption of FASB 123R	—	—	(775)	—	775	—	—

Comprehensive loss								$(6,007)

Balance at January 31, 2007	29,345,103	$293	$184,976	$(29,685)	$—	$1,575	$157,159

The accompanying notes are an integral part of these consolidated financial statements.

SEACHANGE INTERNATIONAL, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

(in thousands)

	Year ended January 31,
	2007	2006	2005
Cash flows from operating activities:
Net (loss) income	$(8,174)	$(12,317)	$9,938
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation	7,799	6,642	5,917
Amortization of intangibles and capitalized software	6,655	2,498	1,333
Inventory valuation charge	1,057	988	842
Allowance for doubtful accounts receivable	403	100	200
Amortization of premiums on marketable securities	(1)	260	947
Tax benefit from stock options	—	—	29
Equity (income) loss in earnings of affiliates	(1,273)	(39)	148
Elimination of intercompany earnings in investments in affiliates	148	—	—
Stock-based compensation	3,514	43	—
Loss on investment in affiliates	150	—	—
Deferred income taxes	(493)	(110)	—
Changes in operating assets and liabilities:
Accounts receivable	1,056	(3,978)	(8,449)
Unbilled receivables	(1,199)	(3,951)	(210)
Inventories	(4,652)	(5,066)	(3,569)
Income taxes receivable	2,372	1,304	(4,079)
Prepaid expenses and other assets	1,293	(7,232)	(1,491)
Accounts payable	(67)	(1,769)	8,312
Income taxes payable	(1,950)	(952)	1,239
Accrued litigation reserve	(7,986)	305	77
Accrued expenses	180	2,923	(907)
Customer deposits	(154)	2,005	(236)
Deferred revenues	1,623	(1,680)	4,904
Other	187	—	—

Net cash (used in) provided by operating activities	488	(20,026)	14,945

Cash flows from investing activities:
Purchases of property and equipment	(7,079)	(13,424)	(3,944)
Purchases of marketable securities	(32,267)	(24,786)	(9,592)
Proceeds from sale and maturity of marketable securities	47,692	25,488	9,048
Acquisition of businesses and payment of contingent consideration, net of cash acquired	(3,045)	(31,260)	(1,124)
Release (deposit) of restricted cash	500	500	(1,000)
Investments in affiliates	—	(10,743)	(1,000)
Repayment of (loan to) affiliate	—	750	(750)

Net cash provided by (used in) investing activities	5,801	(53,475)	(8,362)

Cash flows from financing activities:
Repayments of obligations under capital lease	—	(209)	(399)
Proceeds from issuance of common stock, net of issuance costs	2,947	1,743	5,880

Net cash provided by financing activities	2,947	1,534	5,481

Effect of exchange rate changes on cash	349	—	—
Net increase (decrease) in cash and cash equivalents	9,585	(71,967)	12,064
Cash and cash equivalents, beginning of period	21,594	93,561	81,497

Cash and cash equivalents, end of period	$31,179	$21,594	$93,561

Supplemental disclosure of cash flow information:
Income taxes paid	$1,846	$405	$6,551
Interest paid	96	30	42
Supplemental disclosure of non-cash activities:
Transfer of items originally classified as inventories to equipment	4,167	4,237	3,196
Transfer of items originally classified as equipment to inventories	—	11	188
Issuance of equity for ODG contingent consideration (Note 7)	2,287	—	—
Conversion of note receivable to equity related to investment in affiliate (Note 6)	407	—	—
Issuance of note payable for acquisition of business	—	—	1,000
Issuance of common stock in connection with warrant exercise	—	—	3,145

The accompanying notes are an integral part of these consolidated financial statements.

SEACHANGE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Nature of Business

SeaChange International, Inc. (“SeaChange” or “the Company”), headquartered in Acton, Massachusetts, is a leading developer, manufacturer and marketer of digital video systems and services including the management, aggregation, licensing, storage and distribution of video, television, gaming and advertising content to cable system operators, telecommunications companies and broadcast television companies. Through January 31, 2007, substantially all of SeaChange’s revenues were derived from the sale of hardware, software and systems and related services and movie content to cable system operators, broadcast and telecommunications companies located in the United States of America and internationally.

2.	Summary of Significant Accounting Policies

Significant accounting policies followed in the preparation of the accompanying consolidated financial statements are as follows:

Principles of Consolidation

The Company consolidates the financial statements of its wholly owned subsidiaries and all inter-company accounts are eliminated in consolidation. SeaChange also holds minority investments in the capital stock of certain private companies having product offerings or customer relationships that have strategic importance. The Company evaluates its equity and debt investments and other contractual relationships with affiliate companies in order to determine whether the guidelines of FASB Interpretation (“FIN”) No. 46, “Consolidation of Variable Interest Entities,” as revised under FIN 46R should be applied in the financial statements. FIN No. 46R addresses consolidation by business enterprises of variable interest entities that possess certain characteristics. A variable interest entity (“VIE”) is defined as an entity in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support. The primary beneficiary is required to consolidate the financial position and results of the VIE. Since the adoption of FIN 46R in the first quarter of fiscal 2005, the Company concluded that FIN 46R has not required the consolidation of any affiliate company. The Company has concluded that it is not the primary beneficiary for any variable interest entities during the fiscal year ended January 31, 2007.

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

Revenue Recognition and Allowance for Doubtful Accounts

Revenues from sales of hardware, software and systems that do not require significant modification or customization of the underlying software are recognized when title and risk of loss has passed to the customer, there is evidence of an arrangement, fees are fixed or determinable and collection of the related receivable is considered probable. Customers are billed for installation, training, project management and at least one year of product maintenance and technical support at the time of the product sale. Revenue from these activities are deferred at the time of the product sale and recognized ratably over the period these services are performed. Revenue from ongoing product maintenance and technical support agreements are recognized ratably over the period of the related agreements. Revenue from software development contracts that include significant modification or customization, including software product enhancements, is recognized based on the percentage of completion contract accounting method using labor efforts expended in relation to estimates of total labor efforts to complete the contract. For contracts, where some level of profit is assured but the Company is only able to estimate ranges of amounts of total contract revenue and total contract cost, SeaChange uses the lowest probable level of profits in accounting for the contract revenues and costs. Accounting for contract amendments and customer change orders are included in contract accounting when executed. Revenue from shipping and handling costs and other out-of-pocket expenses reimbursed by customers are included in revenues and cost of revenues. SeaChange’s share of intercompany profits associated with sales and services provided to affiliated companies are eliminated in consolidation in proportion to our equity ownership.

SeaChange’s transactions frequently involve the sales of hardware, software, systems and services in multiple element arrangements. Revenues under multiple element arrangements are recorded based on the residual method of accounting. Under this method, the total arrangement value is allocated first to undelivered elements, based on their fair values, with the remainder being allocated to the delivered elements. Where fair value of undelivered service elements has not been established, the total arrangement value is recognized over the period during which the services are performed. The amounts allocated to undelivered elements, which may include project management, training, installation, maintenance and technical support and certain hardware and software components, are based upon the price charged when these elements are sold separately and unaccompanied by the other elements. The amount allocated to installation, training and project management revenue is based upon standard hourly billing rates and the estimated time required to complete the service. These services are not essential to the functionality of systems as these services do not alter the equipment’s capabilities, are available from other vendors and the systems are standard products. For multiple element arrangements that include software development with significant modification or customization and systems sales where vendor-specific objective evidence of the fair value does not exist for the undelivered elements of the arrangement (other than maintenance and technical support), percentage of completion accounting is applied for revenue recognition purposes to the entire arrangement with the exception of maintenance and technical support. For transactions in which consideration, including equity instruments, is given to a customer, SeaChange accounts for the value of this consideration as an adjustment to revenue.

SeaChange recognizes revenue for product and services only in those situations where collection from the customer is probable. The Company performs ongoing credit evaluations of customers’ financial condition but generally does not require collateral. For some international customers, SeaChange requires an irrevocable letter of credit to be issued by the customer before the purchase order is accepted. The Company monitors payments from customers and assesses any collection issues. The Company maintains allowances for specific doubtful accounts and other risk categories of accounts based on estimates of losses resulting from the inability of the Company’s customers to make required payments and records these allowances as a charge to general and administrative expenses. SeaChange bases its allowances for doubtful accounts on historical collections and write-off experience, current trends, credit assessments, and other analysis of specific customer situations.

Any taxes assessed by a governmental authority related to revenue-producing transactions (e.g. sales or value-added taxes) are reported on a net basis and excluded from revenues.

Concentration of Credit Risk

Financial instruments which potentially expose SeaChange to concentrations of credit risk include cash equivalents, investments in treasury bills, certificates of deposits and commercial paper, auction rate securities, trade accounts receivable, accounts payable and accrued liabilities. The Company restricts its cash equivalents and investments in marketable securities to repurchase agreements with major banks and U.S. government and corporate securities which are subject to minimal credit and market risk. For trade accounts receivable, SeaChange evaluates customers’ financial condition, requires advance payments from certain of its customers and maintains reserves for potential credit losses. At January 31, 2007 and 2006, SeaChange had an allowance for doubtful accounts of $466,000 and $405,000, respectively, to provide for potential credit losses. Such losses have not exceeded management’s expectations to date.

The following table summarizes revenues by significant customer where such revenue exceeded 10% of total revenues of the fiscal year. Revenues from significant customers were generated in the Broadband segment.

	Year ended January 31,
	2007	2006	2005
Customer A	37%	25%	48%
Customer B	16%	—	—

At January 31, 2007, one customer accounted for 42% of SeaChange’s gross accounts receivable balance. At January 31, 2006, one customer accounted for 20%, a second customer accounted for 17% and a third customer accounted for 11% of SeaChange’s gross accounts receivable balance.

Use of Estimates

The preparation of these financial statements in conformity with accounting principles generally accepted in the United States of America requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and disclosure of contingent assets and liabilities. On an ongoing basis, management evaluates these estimates and judgments, including those related to revenue recognition, valuation of inventory and accounts receivable, valuation of investments and income taxes, stock-based compensation, software development costs eligible for capitalization, goodwill, intangible assets and related amortization. The Company bases these estimates on historical and anticipated results and trends and on various other assumptions that the Company believes are reasonable under the circumstances, including assumptions as to future events. These estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. By their nature, estimates are subject to an inherent degree of uncertainty. Actual results may differ from management’s estimates.

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

	Cost	Fair Market Value	Unrealized Gain (Loss)
January 31, 2007:
Cash	$30,491	$30,491	$—
Cash equivalents	688	688	—

Cash and cash equivalents	31,179	31,179	—

US government agency issues	10,210	10,212	2
Corporate debt securities	18	18	—
State and municipal obligations	1,001	1,001	—

Marketable securities—short-term	11,229	11,231	2

US government agency issues	10,965	10,929	(36)
Corporate debt securities	1,936	1,956	20

Marketable securities—long-term	12,901	12,885	(16)

Total cash equivalents and marketable securities	$55,309	$55,295	$(14)

January 31, 2006:
Cash	$18,258	$18,258	$—
Cash equivalents	3,336	3,336	—

Cash and cash equivalents	21,594	21,594	—

US government agency issues	8,308	8,293	(15)
Corporate debt securities	2,225	2,203	(22)
State and municipal obligations	4,100	4,100	—

Marketable securities—short-term	14,633	14,596	(37)

US government agency issues	22,984	22,749	(235)
Corporate debt securities	1,936	1,940	4

Marketable securities—long-term	24,920	24,689	(231)

Total cash equivalents and marketable securities	$61,147	$60,879	$(268)

Inventories and Reserves for Obsolescence

Inventories are stated at the lower of cost or net realizable value. Cost is determined using the first-in, first-out (FIFO) method. Inventories consist primarily of components and subassemblies and finished products held for sale. All of SeaChange’s hardware components are purchased from outside vendors.

The costs and net realizable value of inventories are reviewed quarterly. SeaChange records charges to reduce inventory to its net realizable value when an impairment is identified through the quarterly review process. For inventory that has been written down to its net realizable value, the reserve is released upon sale or disposal of this inventory.

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

Costs associated with software developed or obtained for internal use are capitalized when the Company has completed the preliminary project stage and has determined that the project will be completed and used to perform the function intended. Capitalization of such costs ceases when the project is substantially complete and ready for its intended purpose. Post-implementation training, maintenance and other operating costs are expensed as incurred. At each of the years ended January 31, 2007 and 2006, $1.9 million of internal use software costs were capitalized. Accumulated amortization related to these internal use software costs at January 31, 2007 and 2006 were $1.7 million and $1.1 million, respectively. The related amortization expense was $633,000 and $612,000 for fiscal years ended January 31, 2007 and 2006, respectively.

Investments in Affiliates.

Investments in affiliates include equity investments accounted for under the cost method or the equity method of accounting. For investments that represent less than a 20% ownership interest of the affiliate, the investments are carried at cost. Under the equity method of accounting, which generally applies to investments that represent 20% to 50% ownership of the common stock of the affiliate, SeaChange’s proportionate ownership share of the earnings or losses of the affiliate is recorded as equity income (loss) in earnings of affiliates in the consolidated statement of operations.

The Company periodically review indicators of the fair value of the investments in affiliates in order to assess whether available facts or circumstances, both internally and externally, may suggest an other than temporary decline in the value of the investment. The carrying value of an investment in an affiliate may be affected by the affiliate’s ability to obtain adequate funding and execute its business plans, general market conditions, industry considerations specific to the affiliate’s business, and other factors. SeaChange records an impairment charge when management believes an investment has experienced a decline in value that is other-than-temporary.

Business Combinations

The Company accounts for business acquisitions in accordance with SFAS No. 141, “Business Combinations”, which requires that the purchase method of accounting be used for all business “combinations”. The Company determines and records the fair values of assets acquired and liabilities assumed as of the dates of acquisition.

Goodwill and Intangible Assets

SeaChange evaluates goodwill for impairment on, at least, an annual basis. SeaChange evaluates the recoverability of goodwill annually, in the second quarter for goodwill associated with the Broadband segment (primarily the goodwill associated with the acquisition of the non-North American assets of Liberate Technologies) and in the third quarter for goodwill associated with the Services segment (primarily the goodwill associated with the acquisition of the On Demand Group Ltd and for the related equity method goodwill associated with Filmflex). The Broadband and Services segments were determined to be the applicable reporting units for the goodwill impairment analyses. Goodwill is evaluated more frequently if events or changes in circumstances, such as declines in sales, earnings or cash flows or material adverse changes in the business climate, indicate that the carrying value of goodwill might be impaired. Goodwill is considered to be impaired when the net book value of a reporting unit exceeds its estimated fair value. Fair values are primarily determined using a discounted cash flow methodology. The determination of discounted cash flows is based on SeaChange’s strategic plans and future forecasts. SeaChange completed the annual impairment tests of goodwill associated with the Broadband and Services segments and determined that no adjustment was required to the carrying value of goodwill based on the analyses performed at those times or at January 31, 2007. However, there can be no assurance that goodwill will not become impaired in future periods.

Intangible assets consist of customer contracts, completed technology, patents and trademarks and are reported as part of the Broadband and Services segments. The intangible assets are amortized to cost of sales and operating expenses, as appropriate, on a straight-line or accelerated basis in order to reflect the expected pattern and period that the assets will be consumed.

Software Development Costs

SeaChange develops software for resale in markets that are subject to rapid technological change, new product development and changing customer needs. The time period during which software development costs can be capitalized from the point of reaching technological feasibility until the time of general product release is very short, and consequently, the amounts that could be capitalized are not material to the Company’s financial position or results of operations. Software development costs relating to sales of software requiring significant modification or customization are charged to costs of product revenues.

SeaChange also purchases software for resale and capitalizes those costs associated with projects that meet technological feasibility. At the end of each of the fiscal years ended January 31, 2007 and 2006, $5.2 million of purchased software costs were capitalized. Amortization expense is recorded over the period of economic consumption or the life of the agreement whichever results in the higher expense, starting with the first shipment of the product to a customer. The related amortization expense was $346,000 and $0 for fiscal years ended January 31, 2007 and 2006, respectively.

Long-lived Assets

SeaChange evaluates property and equipment, intangible assets and other long-lived assets on a regular basis for the existence of facts or circumstances, both internal and external that may suggest an asset is not recoverable. Factors SeaChange considers important that could trigger the impairment review include:

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

Income Taxes

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their tax bases. Deferred tax assets and liabilities are measured using enacted statutory tax rates in effect in the year in which the differences are expected to reverse. A deferred tax asset is established for the expected future benefit of net operating loss and credit carryforwards. A valuation reserve is required, if, based upon available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

SeaChange does not provide for U.S. federal and state income taxes on the undistributed earnings of its non-U.S. subsidiaries that are considered indefinitely reinvested in the operations outside the U.S.

Income taxes payable includes uncertain tax positions taken that could be challenged by taxing authorities. These probable exposures result from the varying application of statutes, rules, regulations and interpretations. The Company’s estimate of the value of its tax contingencies contains assumptions based on past experiences and judgments about potential actions by taxing jurisdictions.

Stock-based Compensation

On February 1, 2006, SeaChange adopted SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”), which requires the measurement and recognition of compensation expense for all stock-based awards made to employees and directors including stock options, employee stock purchases under a stock purchase plan, and non-vested share awards (restricted stock units) based on estimated fair values. SFAS 123R supersedes the Company’s previous accounting under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). The Company adopted the provisions of SFAS 123R using the modified prospective transition method beginning February 1, 2006, the first day of the first quarter of fiscal 2007. In accordance with that transition method, the Company has not restated prior periods for the effect of compensation expense calculated under SFAS 123R. The Company has continued to use the Black-Scholes option pricing model for determining the estimated fair values of all applicable awards. The determination of the fair value of stock-based awards on the date of grant using an option pricing model is affected by the historical price of the Company’s stock as well as key assumptions including the expected life of the award, the expected stock price, volatility over the term of the award and actual and projected exercise behaviors. For all awards the Company has recognized stock compensation expense using a straight-line amortization method over the vesting period of the award. As SFAS 123R requires that stock-based compensation expense be based on awards that ultimately vest, estimated share-based compensation for fiscal 2007 has been reduced for estimated forfeitures.

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

For the single foreign subsidiary where the local currency is designated as the functional currency, we translate its assets and liabilities into U.S. dollars (the reporting currency) at current exchange rates as of each balance sheet date. Revenue and expense items are translated using average exchange rates during the period. Cumulative translation adjustments are presented as a separate component of stockholders’ equity. Exchange gains and losses on foreign currency transactions and unrealized gains and losses on short-term inter-company transactions are included in income.

The aggregate foreign exchange transaction losses were $314,000, $339,000 and $133,000 for the years ended January 31, 2007, 2006 and 2005, respectively.

Comprehensive Income (Loss)

SeaChange presents accumulated other comprehensive income (loss) and total comprehensive income (loss) in the Statement of Stockholders’ Equity. Total comprehensive income (loss) consists primarily of net income (loss) cumulative translation adjustments and unrealized gains and losses on marketable securities, net of income tax.

Advertising Costs

Advertising costs are charged to expense as incurred. Advertising costs were $313,000, $273,000 and $224,000 for the years ended January 31, 2007, 2006 and 2005, respectively.

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

For the fiscal years ended January 31, 2007 and 2006, 6,177,411 and, 6,551,857, respectively, of common shares issuable upon the exercise of stock options are anti-dilutive because SeaChange recorded a net loss for the periods and, therefore, have been excluded from the diluted loss per share computation. For the fiscal year ended January 31, 2005, 2,220,000 of common shares issuable upon the exercise of stock options are anti-dilutive and have been excluded from the diluted earnings per share computation as the exercise prices of these common shares were above the market price of the common stock for the periods indicated.

Below is a summary of the shares used in calculating basic and diluted earnings (loss) per share for the periods indicated:

	Year Ended January 31,
	2007	2006	2005
Weighted average shares used in calculating earnings (loss) per share—Basic	28,857,381	28,303,000	27,640,000
Dilutive common stock equivalents	—	—	1,413,000

Weighted average shares used in calculating earnings (loss) per share—Diluted	28,857,381	28,303,000	29,053,000

New Accounting Pronouncements

In February 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 155, “Accounting for Certain Hybrid Financial Instruments – an amendment of FASB Statements No. 133 and 140” (SFAS No. 155). SFAS No. 155 permits a fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that would otherwise require bifurcation. This accounting standard is effective as of the beginning of fiscal years beginning after September 15, 2006. The effect of adopting SFAS No. 155 on the Company’s financial position and results of operations will be immaterial.

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

In June 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109.” This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” The interpretation prescribes a recognition threshold and measurement attribute for a tax position taken or expected to be taken in a tax return and also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. The Company will adopt FIN 48 as of February 1, 2007, as required. The cumulative effect of adopting FIN 48 will be recorded as an adjustment to opening retained earnings and other accounts as applicable. The Company is currently evaluating the effect of FIN 48 on the Company’s results of operations or financial position.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurement.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value using generally accepted accounting principles, and expands disclosures about fair value measurements. This Statement does not require any new fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company does not expect the adoption of SFAS 157 to have a material impact on its financial statements.

In September 2006, the SEC staff released Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 was issued in order to eliminate the diversity of practice surrounding how public companies quantify financial statement misstatements. Traditionally, there have been two widely-recognized methods for quantifying the effects of financial statement misstatements: the “roll-over” method and the “iron curtain” method. The roll-over method focuses primarily on the impact of a misstatement on the income statement, including the reversing effect of prior year misstatements, but its use can lead to the accumulation of misstatements in the balance sheet. The iron curtain method focuses primarily on the effect of correcting the period-end balance sheet with less emphasis on the reversing effects of prior year errors on the income statement. The Company previously used the roll-over method for quantifying identified financial statement misstatements.

In SAB 108, the SEC staff established an approach that requires quantification of financial statement misstatements based on the effect of the misstatements on each of the Company’s financial statements and the related financial statement disclosures. This model is commonly referred to as a “dual approach” because it requires quantification of errors under both the iron curtain and the roll-over methods.

SAB 108 permits public companies to initially apply its provisions either by (i) restating prior financial statements as if the “dual approach” had always been used or (ii) recording the cumulative effect of initially applying the “dual approach” as adjustments to the carrying values of assets and liabilities as of the beginning of the year of adoption, February 1, 2006, for the Company, with an offsetting adjustment recorded to the opening balance of retained earnings. The Company has applied the provisions of SAB 108 using the cumulative effect transition method as of February 1, 2006, as discussed in Note 11 to the Company’s consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of adopting SFAS 159 on its financial statements.

3.	Consolidated Balance Sheet Detail

Inventories consist of the following:

	January 31,
	2007	2006
Components and assemblies	$11,825,000	$13,455,000
Finished products	7,525,000	5,844,000

	$19,350,000	$19,299,000

Property and equipment consist of the following:

	Estimated useful life (years)	January 31,
		2007	2006
Land		$3,063,000	$283,000
Buildings	20	12,509,000	2,150,000
Office furniture and equipment	5	2,320,000	2,204,000
Computer equipment, software and demonstration equipment	3	43,833,000	38,467,000
Deployed assets	2-7	3,280,000	3,405,000
Service and spare components	5	6,796,000	5,516,000
Leasehold improvements	1-7	1,511,000	2,694,000
Automobiles/truck	5	649,000	635,000
Construction in progress		—	10,347,000

		73,961,000	65,701,000
Less - Accumulated depreciation and amortization		(43,241,000)	(38,510,000)

		$30,720,000	$27,191,000

Construction in progress at January 31, 2006 included $8.9 million of real property located at 50 Nagog Park in Acton, Massachusetts which was purchased in the second quarter of fiscal 2006. The building has approximately 120,000 square feet, and as of mid-February 2006, became the Company’s new corporate headquarters. All operations and personnel that were located at the facility in Maynard, Massachusetts were relocated to the new property in Acton, Massachusetts in February 2006. All related construction in progress balances were capitalized, primarily to the buildings category, during fiscal 2007.

Depreciation and amortization expense of fixed assets was $7,799,000, $6,642,000 and $5,917,000 for the years ended January 31, 2007, 2006 and 2005, respectively. At both January 31, 2007 and 2006 SeaChange had no assets under capital lease.

Other accrued expenses consist of the following:

	January 31,
	2007	2006
Accrued consideration payable to former shareholders in ODG	$—	$2,804,000
Other accrued expenses	5,884,000	5,604,000

	$5,884,000	$8,408,000

This balance is net of a reclassification of the value-added tax (VAT) payable amount against the VAT receivable balance. The right of offset exists between these VAT amounts with the net balance being either a receivable or payable from the appropriate tax authorities. Reclassification of the VAT payable balance has been made to conform the January 31, 2006 balance to the current period presentation.

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

	Year ended January 31,
	2007	2006	2005
Revenues:
Broadband hardware, software and systems	$84,905,000	$64,365,000	$100,049,000
Broadcast hardware, software and systems	10,095,000	9,151,000	13,715,000
Services	66,334,000	52,748,000	43,539,000

	$161,334,000	$126,264,000	$157,303,000

Costs of revenues:
Broadband hardware, software and systems	$39,022,000	$36,805,000	$51,023,000
Broadcast hardware, software and systems	9,294,000	9,053,000	9,118,000
Services	37,169,000	28,275,000	25,705,000

	$85,485,000	$74,133,000	$85,846,000

Gross profit:
Broadband hardware, software and systems	$45,883,000	$27,560,000	$49,026,000
Broadcast hardware, software and systems	801,000	98,000	4,597,000
Services	29,165,000	24,473,000	17,834,000

	$75,849,000	$52,131,000	$71,457,000

SeaChange does not measure the assets allocated to the segments, other than the goodwill and intangible assets in connection with its acquisitions. The following table summarizes intangible assets, net and goodwill by reportable segment:

	January 31, 2007	January 31, 2006
	(in thousands)
Goodwill and Intangible Assets
Broadband	$19,282	$23,711
Services	17,498	15,572

Total	$36,780	$39,283

The following summarizes revenues by customers’ geographic locations:

	Fiscal Year ended January 31,
	2007	2006	2005
Revenues:
United States of America	$107,950,000	$75,817,000	$122,245,000
United Kingdom	32,936,000	26,988,000	6,043,000
Canada and South America	7,446,000	9,733,000	9,238,000
Europe and Middle East (excluding the United Kingdom)	6,723,000	5,896,000	10,694,000
Asia/Pacific and other international locations	6,279,000	7,830,000	9,083,000

	$161,334,000	$126,264,000	$157,303,000

The following summarizes fixed assets, net by geographic locations:

	January 31, 2007	January 31, 2006
	(in thousands)
Fixed assets, net
United States of America	$27,619	$25,444
United Kingdom	802	317
Europe and Middle East (excluding the United Kingdom)	125	205
Asia/Pacific and other international locations	2,174	1,225

Total	$30,720	$27,191

5.	Stock-Based Compensation and Stock Incentive Plans

Effective February 1, 2006, SeaChange adopted on a modified prospective basis the provisions of the Financial Accounting Standards Board’s Statement of Financial Accounting Standards No. 123R, “Share-Based Payment (Revised 2004),” (“FAS No. 123R”) which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including employee stock options, restricted stock units and employee stock purchases related to SeaChange’s Employee Stock Purchase Plan (“ESPP”) based on estimated fair values. Accordingly, stock-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as expense on a straight-line basis over the employee’s requisite service period. SeaChange has applied the provisions of Staff Accounting Bulletin No. 107, “Share-Based Payment,” (“SAB 107”) in its adoption of FAS No. 123R.

Impact of the Adoption of FAS No. 123R

Under the modified prospective transition method, SeaChange recognized stock-based compensation expense during the year ended January 31, 2007 for: (a) ESPP awards from offering periods that began on December 1, 2005, June 1, 2006 and December 1, 2006 and ended on May 31, 2006, November 30, 2006 and May 31, 2007, respectively, (b) stock options and restricted stock units granted prior to, but not yet vested as of February 1, 2006, based on the grant date fair value estimated in accordance with the disclosure provisions of FAS No. 123, and (c) stock options and restricted stock units granted subsequent to February 1, 2006, based on the grant date fair value, estimated in accordance with the provisions of FAS No. 123R. Under the modified prospective transition method, results for prior periods are not restated. The adoption of FAS No. 123R did not affect the accounting for stock-based compensation expense related to restricted stock units. The fair value of a restricted stock unit is the market value of a share of the Company’s common stock on the date of grant of the restricted stock unit. This fair value is amortized on a straight-line basis over the related vesting period of the restricted stock unit.

The estimated fair value of SeaChange’s stock-based awards, less expected forfeitures, is amortized over the awards’ vesting period on a straight-line basis. The effect of recording stock-based compensation for the year ended January 31, 2007 was as follows:

Year Ended January 31, 2007
(Amounts in thousands, except per share amounts)
Stock-based compensation expense by type of award:
Stock options	$2,179
Restricted stock units	625
Performance-based restricted stock units	248
Employee Stock Purchase Plan	462

Total stock-based compensation	3,514
Less: Tax effect on stock-based compensation	—

Net effect on net loss	$3,514

Effect on net loss per share
Basic	$(0.12)
Diluted	$(0.12)

Since additional option grants are expected to be made each year and options vest over several years, the effects of applying SFAS No. 123R for recording stock-based compensation for the year ended January 31, 2007 are not indicative of future amounts.

The following table presents stock-based compensation expenses included in the Company’s Consolidated Statement of Operations:

Year Ended January 31, 2007
(Amounts in thousands)
Cost of product revenue	$109
Cost of service revenue	216
Research and development expense	1,551
Sales and marketing expense	470
General and administrative expense	1,168
Income tax benefit	—

Total stock-based compensation expense	$3,514

SeaChange estimates the fair value of stock options, including rights granted under the ESPP, using the Black-Scholes valuation model. Key input assumptions used to estimate the fair value of stock options include the exercise price, the expected option term, the risk-free interest rate over the option’s expected term, the expected annual dividend yield and the expected stock price volatility. The expected option term was determined using the “simplified” method for “plain vanilla” options as allowed by SAB 107. The expected stock price volatility was established using a blended volatility, which is an average of the historical volatility of SeaChange’s common stock over a period of time equal to the expected term of the stock option, and the average volatility of SeaChange’s common stock over the most recent one-year and two-year periods. Estimates of fair values are not intended to predict actual future events or the value ultimately realized by the persons who receive equity awards.

The fair value of each option grant was estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions:

	Year ended January 31, 2007
	Options
	Range	Weighted Average	ESPP
Expected term (in years)	4 –5	4.5	0.5
Expected volatility	51% – 58%	56%	45%
Risk-free interest rate	4.4% – 5.1%	4.7%	4.6%
Expected dividend yield	0%	0%	0%

Pro Forma Information Under SFAS 123

Prior to February 1, 2006, SeaChange accounted for its stock plans under the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations (“APB 25”) and provided pro forma disclosures as though the fair value method was reported in accordance with SFAS No. 123, “Accounting for Stock-Based Compensation,” (“SFAS 123”), as amended by SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure, An Amendment of SFAS No. 123”. The effects of applying SFAS No. 123 in this pro forma disclosure are not indicative of future amounts.

The pro forma information for the years ended January 31, 2006 and 2005 was as follows:

(Amounts in thousands, except share amounts)	Year ended January 31, 2006	Year ended January 31, 2005
Net (loss) income, as reported	$(12,317)	$9,938
Add: Stock-based compensation under APB No. 25, net of related tax effect	34	—
Less: Stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(12,688)	(9,100)

Pro forma net (loss) income	$(24,971)	$838

Basic (loss) earnings per share
As reported	$(0.44)	$0.36
Pro forma	$(0.88)	$0.03
Diluted (loss) earnings per share
As reported	$(0.44)	$0.34
Pro forma	$(0.88)	$0.03

The fair value of SeaChange’s stock-based awards granted during the years ended January 31, 2006 and 2005 was estimated on the grant date using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Year Ended January 31, 2006 Options	Year Ended January 31, 2005 Options
Expected term (in years)	5.6	7.5
Expected volatility	68.0%	85% – 100%
Risk-free interest rate	3.9%	2.7%
Expected dividend yield	0%	0%

The expected term for options granted during fiscal years 2006 and 2005 is higher than the expected term for options granted during fiscal year 2007 because of the shorter life of stock options granted under the 2005 Equity Compensation and Incentive Plan (the “2005 Plan”) which replaced the Company’s Amended and Restated 1995 Stock Option Plan (the “1995 Plan”) in July 2005. Under the 2005 Plan, stock options vest over three years and expire seven years from the date of grant, while stock options granted under the 1995 Plan generally vested over a four year period and expired ten years from the date of grant.

The expected volatility assumption is higher for options granted in fiscal years 2006 and 2005 than in fiscal 2007. The fiscal year 2006 and 2005 volatility was the historical volatility of SeaChange’s common stock over a period of time equal to the expected term of the stock option (rather than a blended rate). The fiscal 2007 volatility assumption was based upon a blended volatility rate.

On January 26, 2006, the Company accelerated the vesting of certain unvested stock options with exercise prices equal to or greater than $9.00 per share that were previously awarded to its employees, including its executive officers and non-employee directors, under the Company’s equity compensation plans. This decision was the principal reason for the lower stock-based compensation expense recorded in fiscal 2007 compared to the disclosure of pro forma expense for the years ended January 31, 2006 and 2005.

Stock Option Plans

2005 Equity Compensation and Incentive Plan

The 2005 Equity Compensation and Incentive Plan (the “2005 Plan”) provides for the grant of incentive stock options, nonqualified stock options, restricted stock, restricted stock units, and “other” non-stock option awards as determined by the plan administrator for the purchase of up to an aggregate of 1,500,000 shares of SeaChange’s common stock (but not greater than two percent of the aggregate shares outstanding per fiscal year) by officers, employees, consultants and directors of SeaChange. The Board of Directors is responsible for administration of the 2005 Plan and determining the term of each award, award exercise price, number of shares for which each award is granted and the rate at which each award is exercisable.

Option awards may be granted to employees at an exercise price per share of not less than 100% of the fair market value per common share on the date of the grant (not less than 110% for an incentive stock option granted to a 10% or more stockholder). Incentive stock options may be granted only to those employees of SeaChange to the extent that the fair value of the options granted that become exercisable during any one calendar year plus previously granted incentive stock options that become exercisable in that period is less than $100,000. Restricted stock units and other equity-based non-stock option awards may be granted to any officer, employee, director or consultant at a purchase price per share as determined by SeaChange’s Board of Directors. Awards granted under the 2005 Plan generally vest over three years and expire seven years from the date of the grant (five years for incentive stock options granted to holders of more than 10% of SeaChange’s voting stock). As of January 31, 2007, there were 416,000 shares of SeaChange common stock available for future grant under the 2005 Plan.

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

Options granted under the 1995 Stock Option Plan generally expire ten years from the date of the grant (five years for incentive stock options granted to holders of more than 10% of SeaChange’s voting stock). In July 2005, SeaChange’s Board of Directors terminated the 1995 Stock Option Plan and began granting stock options under the Company’s 2005 Plan. As of January 31, 2007, no options were available for grant under the 1995 Stock Option Plan.

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

The following table summarizes the stock option activity (excluding restricted stock units) during the years ended January 31, 2007, 2006 and 2005:

	Fiscal Year ended January 31, 2007		Fiscal Year ended January 31, 2006		Fiscal Year ended January 31, 2005
	Shares	Weighted average exercise price	Shares	Weighted average exercise price	Shares	Weighted average exercise price
Outstanding at beginning of period	6,449,857	$14.68	6,046,258	$15.78	5,548,346	$15.47
Granted	363,891	7.99	915,497	7.69	1,470,812	14.98
Exercised	(264,959)	6.11	(73,124)	5.00	(562,528)	8.06
Forfeited/Expired/Cancelled	(612,054)	15.27	(438,774)	15.30	(410,372)	19.23

Outstanding at end of period	5,936,735	$14.85	6,449,857	$14.68	6,046,258	$15.78

Options exercisable at end of period	5,169,736	$15.94	5,495,405		3,071,694
Weighted average remaining contractual term (in years)		5.79		7.28		7.16

The weighted-average grant date fair value of stock options granted during the years ended January 31, 2007, 2006 and 2005, was $4.10, $6.27 and $11.32, respectively. As of January 31, 2007, the unrecognized stock-based compensation related to the unvested stock options was $1.5 million net of estimated forfeitures. Total unrecognized compensation cost will be adjusted for any future changes in estimated changes in forfeitures. This cost will be recognized over an estimated weighted average amortization period of 1.0 years.

The total intrinsic value of options exercised during the years ended January 31, 2007, January 31, 2006 and January 31, 2005 was $730,757, $185,972 and $4,443,808, respectively, with intrinsic value defined as the difference between the market price on the date of exercise and the grant date price.

The following table summarizes information about employee and director stock options outstanding and exercisable as of January 31, 2007:

	Options outstanding			Options exercisable
	Number outstanding	Weighted average remaining contractual term (years)	Weighted average exercise price	Number exercisable	Weighted average exercise price
Range of exercise prices
$ 4.00 to 6.20	594,518	4.06	$5.55	587,355	$5.56
6.25 to 7.00	752,262	5.90	6.88	344,760	6.94
7.17 to 10.33	745,329	5.83	8.67	401,294	9.04
10.37 to 13.24	699,332	6.19	12.02	691,032	12.04
13.31 to 14.47	733,016	6.17	13.97	733,016	13.97
14.56 to 16.56	610,868	6.19	15.62	610,868	15.62
17.26 to 22.00	444,744	6.23	17.96	444,744	17.96
23.31 to 23.31	611,662	5.86	23.31	611,662	23.31
24.10 to 34.00	683,954	6.14	29.93	683,954	29.93
35.50 to 39.13	61,050	6.43	37.57	61,050	37.57

	5,936,735	5.86	$14.85	5,169,735	$15.94

Aggregate intrinsic value 13.31 to 14.47	$6,048,778			$4,124,324

Restricted Stock Units

Pursuant to the 2005 Plan, SeaChange may grant restricted stock units that entitle recipients to acquire shares of SeaChange’s common stock. Of the 1,500,000 shares of SeaChange’s common stock authorized for grant under the 2005 Plan, no more than twenty-five percent (375,000 shares) may be used for grants of restricted stock, restricted stock units or other non-stock option awards. Awards of restricted stock units vest in equal increments on each of the first three anniversaries of the grant of the award. Stock-based compensation expense associated with the restricted stock units is charged for the market value of the Company’s stock on the date of grant, assuming nominal forfeitures, and is amortized over the awards’ vesting period on a straight-line basis. The Company recorded stock-based compensation expense related to restricted stock of $625,000 for the year ended January 31, 2007 and $43,000 for the year ended January 31, 2006. The Company had no stock-based compensation expense related to restricted stock for the year ended January 31, 2005. Performance-based stock compensation of $248,000 was accrued during fiscal 2007 for restricted stock units earned and vested by the Company’s senior executives in the fiscal year ended January 31, 2007. Grants for these restricted stock units will occur in fiscal 2008. As of January 31, 2007, 2006 and 2005 there were 98,667, 273,000 and zero shares, respectively, of SeaChange common stock available for grants of restricted stock, restricted stock units or other non-option awards under the 2005 Plan.

The following table summarizes the restricted stock unit activity as of and for the years ended January 31, 2007, 2006 and 2005:

	Fiscal Year ended January 31, 2007		Fiscal Year ended January 31, 2006		Fiscal Year ended January 31, 2005
	Shares	Weighted average grant date fair value	Shares	Weighted average grant date fair value	Shares	Weighted average grant date fair value
Nonvested at beginning of period	102,000	$8.01	—	$—	—	$—
Granted	181,000	8.85	102,000	8.01	—	—
Vested	(35,657)	8.08	—	—	—	—
Forfeited/expired/cancelled	(6,667)	8.77	—	—	—	—

Nonvested at end of period	240,676	$8.61	102,000	$8.01	—	$—

As of January 31, 2007, the unrecognized stock-based compensation related to the unvested restricted stock units was $1.7 million. This cost will be recognized over an estimated weighted average amortization period of 1.9 years.

Employee Stock Purchase Plan

In September 1996, SeaChange’s Board of Directors adopted and the stockholders approved an employee stock purchase plan (the “ESPP”), effective January 1, 1997 and amended on July 17, 2002 and July 16, 2003, which provides for the issuance of a maximum of 1,100,000 shares of common stock to participating employees who meet eligibility requirements. The authorized number of shares to be issued under the ESPP was increased from 1,100,000 to 1,600,000 by shareholder vote during the Company’s annual shareholder meeting in July 2006. Employees who would immediately after the purchase own 5% or more of the total combined voting power or value of SeaChange’s stock and directors who are not employees of SeaChange may not participate in the Stock Purchase Plan. The purchase price of the stock is 85% of the lesser of the average market price of the common stock on the first or last business day of each six-month plan period. In the most recent period under the ESPP ended November 31, 2006, employees purchased an aggregate of 127,572 shares at a discounted price of $5.30 per share. During the fiscal years ended January 31, 2007, 2006 and 2005, 250,082, 203,972 and 107,579 shares of common stock, respectively, were issued under the Stock Purchase Plan.

6. Investments in Affiliates

Casa Systems. In the second quarter of fiscal 2006, the Company invested $8.2 million in convertible preferred stock, representing a 19.8% ownership interest, of Casa Systems, Inc. (“Casa”), a Massachusetts development stage company that specializes in video-on-demand products within the telecommunications and television markets. The investment is represented by shares of convertible preferred stock, and the shares are convertible at SeaChange’s option into shares of Casa’s common stock on a one-to-one basis. The convertible preferred stock accrues dividends at the rate per annum of $0.3832 per share and the payment of the cumulative accruing dividends must be declared by the Board of Directors of Casa. At the time of the investment, SeaChange also entered into agreements with Casa, its stockholders and its optionholders and which grant SeaChange the right of first refusal on the issuance of additional shares of Casa securities or transfers of stock or options by holders. In addition, SeaChange had a call option exercisable until January 31, 2007 to purchase all of the outstanding stock and options not owned by SeaChange for an aggregate price of $92 million.

In February 2005, SeaChange entered into a Supply Agreement with Casa in which Casa would provide certain products to SeaChange at agreed upon prices, which are at fair value. SeaChange was granted exclusive rights in July 2005 to sell these products in North America until January 31, 2007, as long as the Company met certain sales levels over this time period.

SeaChange reviewed the Preferred Stock Purchase Agreement and related agreements and determined that Casa was a variable interest entity (“VIE) as defined by the accounting guidance of FIN No. 46R. SeaChange concluded that it is not the primary beneficiary in Casa. Consequently, SeaChange accounts for this investment under the cost method of accounting. At January 31, 2007, SeaChange again reviewed the Casa investment as part of its annual review of this arrangement and determined that Casa was still a variable interest entity (“VIE”) as defined by the accounting guidance of FIN No. 46R and concluded again that SeaChange is not the primary beneficiary in Casa.

In determining whether the Company’s convertible preferred stock investment in Casa was in-substance an investment in common stock, the Company considered whether its investment has substantive liquidation preferences over Casa’s common stock. The Company also considered whether Casa had little or no subordinated equity from a fair value perspective and whether the stated liquidation preference of the convertible preferred stock was significant in relation to the purchase price of the investment. The estimated fair value of Casa’s common stock significantly exceeded the estimated fair value of Casa’s convertible preferred stock (including the liquidation preference and purchase call option), all of which were determined by an independent valuation expert. As a result, SeaChange’s convertible preferred stock investment retained a “substantive liquidation preference,” as defined by paragraph 6a. of EITF 02-14, over the holders of Casa’s common stock. The Company considered Example 2 of Exhibit 02-14A, “Examples of the Application of the Characteristics of In-Substance Common Stock” of EITF 02-14 as it was substantially similar to the facts and circumstances involving SeaChange’s convertible preferred stock investment in Casa. In that example, the stated liquidation preference of a preferred stock investment is equal to the fair value of the preferred stock and the fair value of the common stock exceeds that of the preferred stock. The conclusion from this example is that because the liquidation preference is substantive, the subordination characteristics of the preferred stock are not substantially similar to the subordination characteristics of the common stock. As a result, the preferred stock investment in this example is not in-substance common stock and no further evaluation for equity accounting treatment is required.

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

SeaChange did not exercise the option to purchase Casa by January 31, 2007. In addition, the supply agreement expired and was not renewed.

Minerva. In the fourth quarter of fiscal 2005, SeaChange entered into a Stock Purchase Agreement with Minerva Networks, Inc. (“Minerva”), a California based company specializing in software products for the telecommunications and television markets. As part of Minerva’s Series H preferred financing, SeaChange invested $1.0 million for 1.3 million shares of preferred stock of Minerva representing 2.5% of the total capital stock of Minerva. The preferred shares are convertible to 1.3 million shares of common stock under certain conditions as defined in the Stock Purchase Agreement. SeaChange accounts for this investment under the cost method of accounting. At the time of the investment in Minerva, SeaChange entered into a Software License Agreement with Minerva in which SeaChange agreed to purchase from Minerva a license for its iTV manager Software and related source code for $3.8 million. The license and source code was purchased during the second quarter of fiscal 2006. The Company capitalized the purchase of the license and source code and will amortize the amount over the expected life of the software license and source code starting with the first shipment of the product to a customer.

InSite One. In the first quarter of fiscal 2006, the Company invested $2.0 million for 5.9 million shares of 8% cumulative convertible preferred stock of InSite One, Inc. (“InSite”). This investment represented approximately 11% of the total capital stock of InSite. In conjunction with the Stock Purchase Agreement, SeaChange and InSite entered into a Master Purchase Agreement in which InSite agreed to purchase SeaChange digital storage products and services under the terms and conditions defined in the agreement. Under the terms of this agreement and during the second quarter of fiscal 2007, SeaChange recorded revenue for equipment sold to InSite. In exchange for the equipment, InSite issued a convertible note receivable to SeaChange in the amount of $407,000, with an interest rate of 9% per annum. The sale of equipment is considered substantive due to the utility of the equipment to InSite and to the customer’s ability to pay for the equipment without the additional financing. During the fourth quarter of fiscal 2007, InSite One converted the note and accrued interest into approximately 600,000 shares of 8% cumulative convertible preferred stock as part of an effort by InSite One to refinance its capital structure. The Company maintained its approximate 11% share of the total capital stock of InSite One subsequent to this recapitalization. SeaChange accounts for this investment under the cost method of accounting. In total, for fiscal years 2007 and 2006, SeaChange recognized revenues of $1.2 million and $ 0, respectively, from InSite One.

Filmflex. In the third quarter of fiscal 2006, SeaChange acquired the remaining 72.4% of outstanding capital stock of the On Demand Group Limited (“ODG”) that it did not own. As a result of this step acquisition of ODG, SeaChange holds a 33.3% investment in Filmflex, a company based in the United Kingdom. Filmflex was founded in 2004 by ODG, Columbia Pictures Corporation Limited and the Walt Company Limited to provide high-quality movies for use in on-demand service. Each of the investors owns 33.3% of Filmflex, and the investment agreement includes a put and call provision for the sale of ODG’s ownership percentage provided certain conditions are met. Filmflex provides its on-demand content from the libraries of Sony Pictures Television International, Sony Classics, Walt Disney Television International, Warner Brothers, Pathe, MGM, Dreamworks, Hollywood Pictures, Touchstone Pictures, Miramax Film Corporation, Buena Vista International Inc., Paramount Pictures, Columbia Pictures, TriStar, Icon and other sources. In fiscal 2005, ODG and Filmflex executed an outsourcing services agreement in which ODG provides Filmflex with financial planning, scheduling, marketing, production and operations support services. ODG’s share of profits from this agreement in proportion to its equity ownership interest is eliminated in consolidation. In fiscal year 2007 SeaChange recognized revenues of $3.3 million from Filmflex. In fiscal year 2006, subsequent to the acquisition of ODG, SeaChange recognized revenues of $1.3 million from Filmflex. SeaChange’s original investment in Filmflex reflects the historical basis of ODG’s recorded assets and liabilities; whereas, the additional investment in Filmflex that resulted from the step acquisition of ODG was recorded at its estimated fair value as of the date of the acquisition of ODG. The Company determined the fair value of Filmflex and Filmflex’s customer contracts based on the net present value of the expected future cash flows. The value of the customer contracts was recorded as an intangible asset with the balance of the Filmflex fair value recorded as goodwill.

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

Visible World. In fiscal 2002, SeaChange entered into a Joint Development and Marketing Agreement with Visible World. The purpose of the partnership is to integrate the advertising insertion product offerings that SeaChange offers with the software technologies of Visible World, which would enable advertisers an end-to-end solution for providing target advertising to their customers. The agreement is terminable on 90-days notice given by either party. In conjunction with the arrangement, Visible World issued SeaChange a fully vested warrant to purchase one million shares of Series B Preferred Stock at an exercise price of $0.01 per share. The warrant expires at the earliest of a) the consummation of a qualified public offering, as defined in the agreement, by Visible World, b) the sale of Visible World, as defined in the warrant agreement and c) 10 years. Because the issuance of the warrant to SeaChange under the terms of the agreement is in exchange for services to be provided by SeaChange, the warrant is accounted for under the guidance of EITF 00-08, “Accounting by a Grantee for an Equity Instrument to be Received in Conjunction with Providing Goods or Services.” Management determined the fair value of the warrant as of the date of the grant based on available financial information using the Black-Scholes valuation model. The assumptions used in this valuation included: a fair value of Visible World stock of $0.50 per share, a weighted average volatility factor of 100%, a dividend yield of 0.0%, a risk-free interest rate of 4.22%, and an expected warrant term of 5 years. SeaChange recorded the value of the warrant of $493,000 as an investment in affiliate and deferred revenue. SeaChange recognized the deferred revenue over the five year period that ended in the fourth quarter of fiscal year 2007.

In fiscal 2004, Visible World completed the first phase of a private financing in which it raised $4.6 million in exchange for preferred stock. As a result of the financing, SeaChange determined that the fair value of the warrant had declined and recorded a $313,000 charge related to the other than temporary loss on the investment. In connection with this financing, SeaChange’s warrant to purchase one million shares of Series B preferred stock of Visible World was amended to be exercisable for one million shares of common stock of Visible World; and SeaChange exercised the warrant to purchase one million shares of Visible World common stock. SeaChange subsequently exchanged 95,517 shares of Visible World common stock for 1,192,311 shares of Series A-1 Preferred Stock. In addition, as part of Visible World’s private financing, SeaChange invested $96,000 for an additional 1,192,311 shares of Series A-1 Preferred Stock. In fiscal 2004, SeaChange and Visible World signed a revised Marketing Agreement in which SeaChange agreed to receive warrants to purchase 2.8 million shares of preferred stock of Visible World in lieu of future royalties that would have been earned by SeaChange relating to revenue earned by Visible World in accordance with an agreement between Visible World and Comcast Cable Corporation (“Comcast”). The warrants will vest over the five year term of the agreement between Visible World and Comcast ending in the fourth quarter of fiscal year 2009. SeaChange estimated the fair value of these warrants to be $223,000 and included the amount in investments in affiliates with an offsetting amount included in deferred revenue. SeaChange will recognize the deferred revenue over a five year period, the term of the agreement. In the second quarter of fiscal 2006, in conjunction with a round of additional financing, Visible World had an across the board reverse stock split in a ratio of 12.48271 to 1 which reduced the number of shares and warrants owned by SeaChange as follows: common stock from 904,483 shares to 72,459 shares; preferred stock from 2.4 million shares to 191,034 shares and warrants from 2.8 million to 225,000. This split, by itself, did not change SeaChange’s proportional ownership. As of January 31, 2007, SeaChange owned less than 5% of the common and preferred stock of Visible World and is accounting for this investment under the cost method of accounting.

For fiscal years 2007 and 2006, SeaChange recognized revenues of approximately $500,000 and $400,000, respectively, from Visible World.

SeaChange periodically reviews indicators of the fair value of its investments in affiliate companies in order to assess whether available facts or circumstances, both internally and externally, may suggest an other than temporary decline in the fair value of the investment. In the fourth quarter of fiscal 2007, SeaChange wrote off the remaining $150,000 balance of its investment in Planet Pictures. There were no other indications of other than temporary declines in fair value of investments in affiliates as of January 31, 2007.

7. Acquisitions

On Demand Group Limited

In the third quarter of fiscal 2006, SeaChange purchased the remaining 72.4% of the outstanding capital stock of the On Demand Group Limited, a company incorporated under the laws of the United Kingdom. As a result of this acquisition, SeaChange owned 100% of ODG and acquired a 33.3% equity investment in Filmflex. The acquisition provides SeaChange with a broader range of service offerings that complement its existing video-on-demand products and services. As a wholly-owned subsidiary, the financial position and results of operations of ODG have been consolidated subsequent to the acquisition date. Prior to the acquisition, SeaChange owned 27.6% of ODG and accounted for the investment under the equity method of accounting.

Under the terms of the purchase agreement, SeaChange acquired the outstanding shares in ODG it did not previously own in exchange for approximately $14.0 million in cash consideration, including transaction costs of $500,000. Two of the former shareholders of ODG became executive officers of SeaChange in conjunction with the acquisition. One of these former shareholders is an immediate family of the remaining two former shareholders of ODG. The purchase agreement provides for additional contingent consideration to the former shareholders of ODG, if ODG meets certain annual performance goals related to net income in three specified annual measurement periods ending January 31, 2008. SeaChange may pay up to a maximum aggregate contingent consideration of $11.9 million (based on the exchange rate in effect at January 31, 2007 as any contingent consideration is to be made in British Pounds Sterling) including up to 50% payable in shares of SeaChange common stock, par value $0.01 per share, with the remainder payable in cash provided that these performance goals are met. The contingent consideration is comprised of three installments, each to be made annually, beginning with the year ended January 31, 2006, for annual baseline amounts of $2.2 million, $2.3 million and $4.9 million, respectively. These amounts are subject to upward and downward adjustment based on the actual net income related performance of ODG, as clarified in the agreement, during these periods, provided that the aggregate maximum contingent consideration payable is the sum of these baseline amounts plus a maximum of $2.6 million (based on the exchange rate in effect at January 31, 2007). The contingent consideration will be recorded as an additional cost of the purchase and recorded as goodwill if the performance measures are met by ODG and it becomes payable. On January 31, 2006, the first earnout measurement period ended and the Company recorded an additional $2.8 million (USD equivalent) of goodwill to reflect the earned contingent consideration based upon the actual performance of ODG. In May 2006, the Company paid $3.0 million (USD equivalent) to satisfy this obligation. On June 30, 2006, SeaChange and the former stockholders of ODG amended the original purchase agreement to provide for the acceleration of the second installment of contingent consideration (for the year ended January 31, 2007) in exchange for the issuance to the sellers of 341,360 shares of SeaChange’s common stock having a fair market value of $2.3 million as of the date of the amendment. Consequently, the Company recorded an additional $2.3 million of goodwill to reflect the accelerated second installment of contingent consideration.

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

The acquisition was accounted for as a step acquisition under the purchase method of accounting which requires that SeaChange’s pre-acquisition investment (27.6%) be allocated at historical cost and that the 72.4% step acquisition be allocated at fair value. The allocation of the purchase price to the assets acquired and liabilities assumed based upon estimates of fair values as of September 23, 2005 and the additional contingent consideration earned as of January 31, 2007, is as follows:

(Amounts in thousands)
Consideration exchanged:
Cash payment	$13,555
Cash payment - contingent consideration earned through January 31, 2006	2,804
SeaChange common stock - contingent consideration for the year ended January 31, 2007	2,287
Transaction costs	510

Purchase Price	19,156
Liabilities assumed	(2,508)
Cash acquired	4,706
Deferred tax liabilities	(2,019)
Estimated fair value of equity investment in Filmflex	634
Tangible assets acquired	1,375
Estimated fair value of identifiable intangible assets acquired - ODG customer contracts	1,440
Estimated fair value of identifiable intangible assets acquired - ODG trademark and completed technology	936
Estimated fair value of identifiable intangible assets acquired - Filmflex customer contracts	4,355

Goodwill	$10,237

SeaChange determined that the goodwill included the value of ODG’s work force and expected synergies in global sales and marketing, especially within the European market, and in software development activities. The goodwill generated from the acquisition is not tax deductible. The acquired assets are part of the Company’s Services segment.

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

The purchase price was allocated as follows:

(Amounts in thousands)	At July 12, 2005
Consideration exchanged:
Cash payment	$23,555
Transaction costs	192

Purchase price	23,747
Liabilities assumed	(104)
Estimated fair value of tangible assets acquired	364
Estimated fair value of identifiable intangible assets acquired - customer contracts	12,800
Estimated fair value of identifiable intangible assets acquired - completed technology	1,200
Estimated fair value of identifiable intangible assets acquired - trademarks	200

Goodwill	$9,287

SeaChange determined that the goodwill included the value of Liberate’s work force and expected synergies in the product development and marketing of product offerings. The acquired assets are part of the Company’s Broadband segment. The goodwill is not tax deductible.

ZQ Interactive, Ltd.

In the second quarter of fiscal 2005, SeaChange acquired all of the outstanding stock of ZQ Interactive, Ltd., a company incorporated in the British Virgin Islands with its principal office in Shanghai, China. According to the terms of the purchase agreement, $1.0 million of the purchase price was to be paid to the sellers in two equal annual installments of $500,000 on May 17, 2005 and 2006. The Company deposited the $1 million into escrow in 2004. The first $500,000 installment was paid in July 2005 and the second and final installment of $500,000 was paid in July 2006. The financial position and results of operations of ZQ Interactive have been consolidated subsequent to the acquisition date.

8.	Goodwill and Intangible Assets

At January 31, 2007 and 2006, the Company had goodwill of $23.7 million and $20.4 million, respectively. The change in the carrying amount of goodwill for the years ended January 31, 2007 and 2006 are as follows:

	Broadband Segment	Services Segment	Total
	(in thousands)
Balance at January 31, 2005	$1,882	$—	$1,882
Goodwill acquired - Liberate	9,287	—	9,287
Goodwill related to reclassification of ODG equity method goodwill	—	1,276	1,276
Goodwill acquired - ODG	—	7,934	7,934

Balance at January 31, 2006	11,169	9,210	20,379
Contingent consideration - ODG	—	2,287	2,287
Goodwill acquired - ODG	—	15	15
Foreign exchange impact on ODG goodwill	—	1,045	1,045

Balance at January 31, 2007	$11,169	$12,557	$23,726

At January 31, 2007 and 2006, the Company had recorded net intangible assets of $13.1 million and $18.9 million respectively, consisting of customer contracts, patents, completed technology and trademarks.

Intangible assets, net, consisted of the following:

Intangible Assets	Patents	Customer Contracts	Completed Technology	Trademark and Other	Total
Outstanding as of January 31, 2006	$5,423,000	$18,594,000	$2,999,000	$1,008,000	$28,024,000
Foreign exchange impact	—	525,000	59,000	26,000	610,000

Outstanding as of January 31, 2007	$5,423,000	$19,119,000	$3,058,000	$1,034,000	$28,634,000

Accumulated Amortization	Patents	Customer Contracts	Completed Technology	Trademark and Other	Total
Outstanding as of January 31, 2006	$5,423,000	$1,948,000	$1,343,000	$406,000	$9,120,000
Current period amortization	—	5,446,000	618,000	243,000	6,307,000
Foreign exchange impact	—	139,000	8,000	6,000	153,000

Outstanding as of January 31, 2007	$5,423,000	$7,533,000	$1,969,000	$655,000	$15,580,000

Intangible Assets, net, as of January 31, 2007	$—	$11,586,000	$1,089,000	$379,000	$13,054,000

Estimated useful lives and the amortization basis for the intangible assets are as follows:

Estimated Useful Life and Amortization Basis
Patents	2 - 4 years using straight-line basis
Customer contracts	1 - 8 years using economic consumption life basis
Completed technology	4 - 6 years using economic consumption life basis
Trademarks and other	5 years using economic consumption life basis

Amortization expense for intangible assets was $6.3 million, $2.5 million and $1.3 million for the years ended January 31, 2007, 2006 and 2005, respectively. In the years ended January 31, 2007 and 2006, $643,000 and $297,000, respectively, were charged to cost of product revenues. In the years ended January 31, 2007 and 2006, $5.7 million and $2.2 million, respectively, were charged to operating expense. Amortization expense is estimated to be approximately $3.7 million in fiscal 2008, $2.8 million in fiscal 2009, $2.8 million in fiscal 2010, $1.7 million in fiscal 2011 and $1.0 million in fiscal 2012.

9. Lines of Credit and Long-Term Bank Debt

In the second quarter of fiscal 2007, SeaChange renewed the revolving line of credit with Citizens Bank (a subsidiary of the Royal Bank of Scotland Group) for a one year period ending on June 30, 2007 for the committed amount of $15.0 million. Loans made under this revolving line of credit bear interest at a rate per annum equal to the bank’s prime rate, 8.25% on January 31, 2007. Borrowings under this line of credit are collateralized by substantially all of SeaChange’s assets. For the year ended and as of January 31, 2007, SeaChange had no borrowings outstanding under this revolving line of credit. The loan agreement requires that SeaChange provide Citizens Bank with certain periodic financial reports and comply with certain financial ratios including a minimum level of earnings before interest, taxes and depreciation and amortization on a trailing twelve month basis when amounts are outstanding under the loan agreement. As of January 31, 2007, the Company was not in compliance with the financial covenants but received a waiver from the bank for the quarter ended January 31, 2007.

10. Income Taxes

The components of (loss) income before income taxes are as follows:

	Year ended January 31,
	2007	2006	2005
Domestic	$(11,391,000)	$(18,542,000)	$13,325,000
Foreign	313,000	3,245,000	(39,000)

	$(11,078,000)	$(15,297,000)	$13,286,000

The components of the income tax benefit (expense) are as follows:

	Year ended January 31,
	2007	2006	2005
Current benefit (expense):
Federal	$1,188,000	$3,380,000	$(2,467,000)
State		—	(490,000)
Foreign	(49,000)	(439,000)	(243,000)

	1,139,000	2,941,000	(3,200,000)

Deferred benefit (expense):
Federal	—	—	—
State	—	—	—
Foreign	493,000	—	—

	493,000	—	—

	$1,632,000	$2,941,000	$(3,200,000)

The components of deferred income taxes are as follows:

	January 31, 2007	January 31, 2006
Deferred tax assets:
Inventories	$1,880,000	$1,902,000
Allowance for doubtful accounts	140,000	155,000
Deferred revenue	1,256,000	1,824,000
Accrued litigation reserve and patent costs	616,000	3,648,000
Accrued expenses	144,000	342,000
Capitalized intangible costs	1,475,000	1,591,000
Various tax credit carryforwards—federal and state	7,766,000	3,122,000
Federal net operating loss carryforwards	4,352,000	—
State net operating loss carryforwards	1,023,000	466,000
Foreign net operating loss carryforwards	1,063,000	359,000
Acquired net operating loss carryforwards and basis differences	—	3,361,000
Other	192,000	112,000

Deferred tax assets	19,907,000	16,882,000
Less: Valuation allowance	(18,501,000)	(15,423,000)

Net deferred tax assets	1,406,000	1,459,000
Deferred tax liabilities:
Property and equipment	1,268,000	1,371,000
Intangible assets	1,469,000	1,912,000

Deferred tax liabilities	2,737,000	3,283,000

Total net deferred tax liabilities	$1,331,000	$1,824,000

Deferred tax assets relating to the accrued litigation reserve and patent costs declined from the January 31, 2006 balance due to the litigation settlement payments. The deferred tax assets for federal and state net operating losses and various tax credit carryforwards increased in 2007 due to the current year’s tax loss and the full utilization of the federal tax carryback potential. Prior years’ tax credits were released due to the federal net operating loss carrybacks of 2006 and 2007 which in turn increased the related deferred tax balances. The decline in deferred tax assets related to acquired net operating loss carryforwards and basis differences was due to an offset of net operating loss carryforwards from a 1997 acquisition against the related valuation allowance. Since its origination, this deferred tax asset has been fully reserved with a valuation allowance and therefore, this write-off has had no impact to the financial statements. The increase in the foreign net operating loss carryforwards from fiscal 2006 to fiscal 2007 is partially the result of this reclassification and also due to current year operating losses in certain foreign subsidiaries.

SeaChange reviews quarterly the adequacy of the valuation allowance for deferred tax assets. At January 31, 2007, the Company assessed the need for a valuation allowance based on all available evidence and, as a result, maintained a full valuation allowance against the U.S. deferred tax assets primarily due to the significant pre-tax losses that were recorded in fiscal 2006 and 2007 and the significant ongoing uncertainties surrounding the ability of the U.S. entity, SeaChange International, Inc., to generate pre-tax income for fiscal 2008 and thereafter. The significant uncertainties surrounding the ability of the U.S. entity to generate pre-tax income in future years includes the timing and magnitude of orders from new customers located primarily outside the United States and from the existing world-wide base. In addition, there may continue to be pricing pressures and competitive new products from existing competitors across all product lines. Revenues for fiscal year 2008 are also dependent upon the timely introduction and customer acceptance of new products within each of the product families. If SeaChange generates sufficient pre-tax income in the future, some portion or all of the valuation allowance could be reversed and a corresponding increase in net income would be reported in future periods.

At January 31, 2007, the Company has indefinitely reinvested $4.6 million of the cumulative undistributed earnings of certain foreign subsidiaries. Such earnings would be subject to U.S. taxes if repatriated to the U.S. Through January 31, 2007, the Company has not provided deferred income taxes on the undistributed earnings of its foreign subsidiaries because such earnings are considered to be indefinitely reinvested outside the U.S. Determination of the potential deferred income tax liability on these undistributed earnings in not practicable because such liability, if any, is dependent on circumstances existing if and when remittance occurs.

At January 31, 2007, SeaChange had federal, state, and foreign net operating loss carryforwards of $12.4 million, $30.0 million, and $3.8 million respectively, which can be used to offset future tax liabilities and expire at various dates through

2027. Utilization of these net operating loss carryforwards may be limited pursuant to provisions of the respective local jurisdiction. When realized, $219,000 of the federal losses will result in an adjustment to APIC due to the adoption of FAS 123R in fiscal 2007.

At January 31, 2007, SeaChange had federal and state research and development credit carryforwards of $5.8 million and $1.2 million, respectively and state investment tax credit carryforwards of $240,000. The federal credit carryforwards will expire at various dates through 2027 if not utilized. Certain state credit carryforwards will expire at various dates through 2022 if not utilized, while certain other state credit carryforwards may be carried forward indefinitely. Utilization of these credit carryforwards may be limited pursuant to provisions of the respective local jurisdiction. SeaChange also has alternative minimum tax credit carryforwards of $558,000 which is available to reduce future federal regular income taxes, if any, over an indefinite period.

The Internal Revenue Service is currently conducting an examination of the Company’s U.S. federal income tax returns for the years ended January 31, 2004 through January 31, 2006. We are also under routine examination by certain state and non-US tax authorities. We believe that we have adequately provided reserves for any reasonably foreseeable outcome related to these audits.

The income tax benefit (expense) computed using the federal statutory income tax rate differs from SeaChange’s effective tax rate primarily due to the following:

	Year ended January 31,
	2007	2006	2005
Statutory U.S. federal tax rate	$3,877,000	$5,354,000	$(4,650,000)
State taxes, net of federal tax benefit	557,000	516,000	(594,000)
Change in valuation allowance on U.S. net deferred tax assets	(3,847,000)	(4,444,000)	2,927,000
Non-deductible stock compensation expense	(996,000)	—	—
Other	314,000	(448,000)	(195,000)
Alternative minimum tax	—	—	(638,000)
Research and development tax credits	1,080,000	2,332,000	122,000
Foreign tax rate differential	647,000	(369,000)	(172,000)

	$1,632,000	$2,941,000	$(3,200,000)

SeaChange’s effective tax rate was (15%), (19%) and 24% in the years ended January 31, 2007, 2006 and 2005, respectively. For the fiscal year 2007, the income tax benefit was primarily attributable to $315,000 of net operating losses generated during the current fiscal year that are expected to be carried back to recover taxes paid in prior years and the change in estimate of the prior year’s tax provision relating to the tax benefit booked for the fiscal 2006 federal loss carryback versus the actual cash refund received of $422,000.

For the fiscal year 2006, SeaChange’s income tax benefit was primarily attributable to operating losses generated during the current fiscal year that were carried back to recover taxes paid in prior years. Included in income tax expense for fiscal year 2005 was a $2.1 million benefit primarily related to the implementation of a tax law change relating to the tax treatment of deferred revenues which resulted in the realization of a deferred tax asset and a corresponding valuation allowance release as SeaChange began to follow that same method for both book and tax purposes for recognizing revenue for maintenance service contracts.

11. Stockholders’ Equity

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

Comcast Warrants

In fiscal 2001, the Company entered into a video-on-demand purchase agreement and a common stock and warrant purchase agreement with Comcast Corporation (“Comcast”). As part of these agreements, Comcast was issued common stock and earned incentive common stock purchase warrants based on the number of cable subscribers being served by our equipment which had been purchased by Comcast. The Company determined the fair value of the common stock and the incentive common stock purchase warrants using the Black-Scholes valuation method and amortized this fair value as an offset to gross revenue in proportion to the revenue recognized from the sale of the equipment to Comcast. The assumptions used in this valuation included a weighted average volatility factor, a dividend yield, a risk-free interest rate and an expected warrant term. If management had used another valuation method or different valuation assumptions, the fair value of the common stock and the warrants may have significantly changed, which could have materially impacted the results of operations. During the year ended January 31, 2004, Comcast earned the remaining common stock purchase warrants available under the agreement. In October 2004, the Company issued Comcast the remaining 433,878 incentive common stock purchase warrants. The original estimate of the value of the warrants was based on management’s determination that Comcast earned the incentive common stock warrants when the video-on-demand equipment was delivered to Comcast and the Company recorded the revenue. The Company agreed to revise the number of incentive common stock purchase warrants to be issued at each of the determination dates defined above when we reached a final agreement with Comcast on when the warrants were earned. As a result of the adjustment, the Company determined that the estimated fair market value of the incentive common stock purchase warrants was lower than the amount previously recorded which resulted in a $1.1 million reduction in the accrual estimate with an offsetting increase in product revenues in the accompanying statement of operations for the fiscal year ended January 31, 2005. No further adjustments were made in the fiscal years ended January 31, 2007 or January 31, 2006 in connection with the warrants issued to Comcast.

Cumulative Effect Adjustment

In September 2006, the SEC staff released Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 was issued in order to eliminate the diversity of practice surrounding how public companies quantify financial statement misstatements. Traditionally, there have been two widely-recognized methods for quantifying the effects of financial statement misstatements: the “roll-over” method and the “iron curtain” method. The roll-over method focuses primarily on the impact of a misstatement on the income statement, including the reversing effect of prior year misstatements, but its use can lead to the accumulation of misstatements in the balance sheet. The iron curtain method focuses primarily on the effect of correcting the period-end balance sheet with less emphasis on the reversing effects of prior year errors on the income statement. The Company previously used the roll-over method for quantifying identified financial statement misstatements.

In SAB 108, the SEC staff established an approach that requires quantification of financial statement misstatements based on the effect of the misstatements on each of the Company’s financial statements and the related financial statement disclosures. This model is commonly referred to as a “dual approach” because it requires quantification of errors under both the iron curtain and the roll-over methods.

SAB 108 permits public companies to initially apply its provisions either by (i) restating prior financial statements as if the “dual approach” had always been used or (ii) recording the cumulative effect of initially applying the “dual approach” as adjustments to the carrying values of assets and liabilities as of the beginning of the year of adoption, February 1, 2006, for the Company, with an offsetting adjustment recorded to the opening balance of retained earnings. The Company elected to record the effects of applying SAB 108 using the cumulative effect transition method.

The Company identified two errors, quantified them under the roll-over method and concluded they were immaterial, individually and in the aggregate. The Company increased inventory by $623,000 to reflect labor and overhead costs that had, in the past, been treated as period costs and had not been capitalized as a component of inventory. The Company decreased accumulated other comprehensive income (loss) by $130,000 to reflect a realized gain which should have been recognized in fiscal 2005. To record the initial application of SAB 108, the Company recorded a $753,000 adjustment to decrease accumulated deficit at February 1, 2006.

Accumulated Other Comprehensive Income (Loss)

SeaChange’s accumulated other comprehensive income (loss) is as follows:

	January 31, 2007	January 31, 2006
	(in thousands)
Accumulated other comprehensive income (loss)
Accumulated unrealized loss on marketable securities	$(14)	$(398)
Accumulated foreign currency translation adjustments	1,589	(64)

Total	$1,575	$(462)

As of January 31, 2006 the accumulated unrealized loss on marketable securities of $398,000 includes $268,000 of unrealized loss on marketable securities and $130,000 of a realized gain which should have been recognized in fiscal 2005. This unadjusted gain was deemed as immaterial in prior years and was adjusted in fiscal 2007 through a cumulative effect adjustment upon adoption of SAB 108 (see above).

12. Commitments and Contingencies

SeaChange leases certain of its operating facilities and certain office equipment under non-cancelable capital and operating leases, which expire at various dates through 2012. Rental expense under operating leases was $1,686,000, $1,831,000 and $1,384,000 for the years ended January 31, 2007, 2006 and 2005, respectively. Future commitments under minimum lease payments as of January 31, 2007 are as follows:

Operating Leases
Fiscal Year ended January 31, 2008	$1,407,000
2009	699,000
2010 and beyond	112,000

Minimum lease payments	$2,218,000

SeaChange has guaranteed minimum purchase commitments for studio content of approximately $3.7 million at January 31, 2007, as follows:

Studio Content
Fiscal Year ended January 31, 2008	$960,000
2009	2,568,000
2010 and beyond	219,000

Minimum guaranteed studio content payments	$3,747,000

SeaChange has non-cancellable purchase commitments for its inventories of approximately $6.5 million at January 31, 2007. In addition, SeaChange has a contingent consideration commitment to the former shareholders of ODG up to a maximum of $6.8 million based on performance of the ODG business through January 31, 2008. In addition, under the terms of the Filmflex agreement among the studios and ODG, SeaChange could have a contingent consideration to the former shareholders of ODG if the studios exercise their option to acquire the portion of Filmflex owned by ODG.

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

SeaChange warrants that its products, including software products, will substantially perform in accordance with its standard published specifications in effect at the time of delivery. Most warranties have at least a one year duration that generally commence upon installation. In addition, SeaChange provides maintenance support to all customers and therefore allocates a portion of the product purchase price to the initial warranty period and recognizes revenue on a straight line basis over that warranty period related to both the warranty obligation and the maintenance support agreement. When SeaChange receives revenue for extended warranties beyond the standard duration, it is deferred and recognized on a straight line basis over the contract period. Related costs are expensed as incurred. As of January 31, 2007 and January 31, 2006, SeaChange had revenue deferrals related to initial and extended warranties of $15.2 million and $16.5 million, respectively.

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

13. Employee Benefit Plan

SeaChange sponsors a 401(k) retirement savings plan (the “Plan”). Participation in the Plan is available to full-time employees who meet eligibility requirements. Eligible employees may contribute up to 25% of their annual salary, subject to certain limitations. SeaChange matches contributions up to 25% of the first 6% of compensation contributed by the employee to the Plan. During the fiscal years ended January 31, 2007, 2006 and 2005, SeaChange contributed $482,000, $451,000 and $439,000, respectively, to the Plan.

Schedule II

SEACHANGE INTERNATIONAL, INC.

VALUATION OF QUALIFYING ACCOUNTS AND RESERVES

	Balance at beginning of period	Charged to costs and expenses	Deductions and write- offs	Recovery	Balance at end of period
Accounts Receivable Allowance:
Year ended January 31, 2005	$1,197,000	$200,000	$(434,000)	$(314,000)	$649,000
Year ended January 31, 2006	649,000	100,000	(154,000)	(190,000)	405,000
Year ended January 31, 2007	405,000	403,000	(305,000)	(37,000)	466,000

Recovery represents amounts collected from customers whose accounts receivable balances had previously been reserved.

	Balance at beginning of period	Additions	Deletions	Adjustments	Balance at end of period
Deferred Tax Asset Valuation Allowance:
Year ended January 31, 2005	$14,452,500	—	$(2,956,500)	—	$11,496,000
Year ended January 31, 2006	11,496,000	$3,927,000	—	—	15,423,000
Year ended January 31, 2007	15,423,000	6,439,000	—	$(3,361,000)	18,501,000