Form 10-Q
period 2007-04-30
SEACHANGE INTERNATIONAL INC
filed 2007-06-18
CIK 1019671

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2007

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

The number of shares outstanding of the registrant’s Common Stock on June 15, 2007 was 29,531,755.

SEACHANGE INTERNATIONAL, INC.

PART I – FINANCIAL INFORMATION

ITEM	1. Financial Statements

SEACHANGE INTERNATIONAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	April 30, 2007	January 31, 2007
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$38,178	$31,179
Marketable securities	5,787	11,231
Accounts receivable, net of allowance for doubtful accounts of $468 at April 30, 2007 and $466 at January 31, 2007	27,682	28,854
Unbilled receivables	6,485	5,562
Inventories, net	21,111	19,350
Income taxes receivable	383	409
Prepaid expenses and other current assets	4,139	2,990

Total current assets	103,765	99,575
Property and equipment, net	29,411	30,720
Marketable securities	13,920	12,885
Investments in affiliates	14,674	14,312
Intangible assets, net	12,220	13,054
Goodwill	23,952	23,726
Other assets	4,791	5,024

Total assets	$202,733	$199,296

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$10,399	$10,003
Income taxes payable	1,400	941
Other accrued expenses	6,554	5,884
Customer deposits	7,676	2,016
Deferred revenues	19,548	21,806
Deferred tax liabilities	453	366

Total current liabilities	46,030	41,016
Distributions and losses in excess of investment	866	—
Deferred tax liabilities and income taxes payable, long-term	2,338	1,121

Total liabilities	49,234	42,137
Commitments and contingencies (Note 8)
Stockholders’ equity:
Convertible preferred stock, $0.01 par value; 5,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized; 29,413,953 and 29,345,103 shares issued and outstanding at April 30, 2007 and January 31, 2007, respectively	294	293
Additional paid-in capital	185,859	184,976
Accumulated deficit	(34,644)	(29,685)
Accumulated other comprehensive income	1,990	1,575

Total stockholders’ equity	153,499	157,159

Total liabilities and stockholders’ equity	$202,733	$199,296

The accompanying notes are an integral part of these condensed consolidated financial statements.

SEACHANGE INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Three months ended
	April 30, 2007	April 30, 2006
	(unaudited)
Revenues:
Products	$20,928	$18,031
Services	17,916	15,210

	38,844	33,241

Cost of revenues:
Products	9,362	9,516
Services	11,643	8,344

	21,005	17,860

Gross profit	17,839	15,381

Operating expenses:
Research and development	10,299	10,207
Selling and marketing	5,766	5,217
General and administrative	4,902	4,624
Amortization of intangible assets	797	1,410

	21,764	21,458

Loss from operations	(3,925)	(6,077)
Interest income	468	393
Interest expense	(1)	(9)

Loss before income taxes and equity income in earnings of affiliates	(3,458)	(5,693)
Income tax (provision) benefit	(1,263)	1,188
Equity income in earnings of affiliates	218	150

Net loss	$(4,503)	$(4,355)

Basic loss per share	$(0.15)	$(0.15)
Diluted loss per share	$(0.15)	$(0.15)
Weighted average common shares outstanding:
Basic	29,389	28,468
Diluted	29,389	28,468

The accompanying notes are an integral part of these condensed consolidated financial statements.

SEACHANGE INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

(in thousands)

	Three months ended
	April 30, 2007	April 30, 2006
	(unaudited)
Cash flows from operating activities:
Net loss	$(4,503)	$(4,355)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	2,030	1,727
Amortization of intangibles and capitalized software	1,156	1,571
Inventory valuation charge	274	122
Allowance for doubtful accounts receivable	75	103
Discounts earned and amortization of premiums on marketable securities	(25)	17
Equity loss (earnings) in investments in affiliates	(218)	(150)
Stock-based compensation	751	848
Deferred income taxes	794	(152)
Changes in operating assets and liabilities:
Accounts receivable	1,146	3,905
Unbilled receivables	(923)	173
Inventories	(2,340)	(3,338)
Income taxes receivable	26	—
Prepaid expenses and other assets	(1,117)	1,127
Accounts payable	377	3,272
Income taxes payable	438	(1,699)
Accrued expenses	650	(283)
Accrued litigation reserve	—	(7,986)
Customer deposits	5,660	271
Deferred revenues	(2,260)	(881)
Other	(4)	(7)

Net cash provided by (used in) operating activities	1,987	(5,715)

Cash flows from investing activities:
Purchases of property and equipment	(875)	(3,378)
Proceeds from sale of property and equipment	468	—
Purchases of marketable securities	(7,723)	(6,789)
Proceeds from sale and maturity of marketable securities	12,183	18,150
Acquisition or formation of businesses	(154)	(15)
Capital distribution from investment in affiliate	869	—

Net cash provided by investing activities	4,768	7,968

Cash flows from financing activities:
Proceeds from issuance of common stock, net of issuance costs	136	183

Net cash provided by financing activities	136	183

Effect of exchange rates on cash	108	139

Net increase in cash and cash equivalents	6,999	2,575
Cash and cash equivalents, beginning of period	31,179	21,594

Cash and cash equivalents, end of period	$38,178	$24,169

Supplemental disclosure of noncash activities:
Transfer of items originally classified as inventories to equipment	$305	$1,229

The accompanying notes are an integral part of these condensed consolidated financial statements.

SEACHANGE INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of SeaChange International, Inc. and its subsidiaries (“SeaChange” or the “Company”). SeaChange believes that the unaudited condensed consolidated financial statements reflect all adjustments (consisting of only normal recurring adjustments), necessary for a fair statement of SeaChange’s financial position, results of operations and cash flows at the dates and for the periods indicated. The results of operations for the periods presented are not necessarily indicative of results expected for the full fiscal year or any other future periods. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes for the year ended January 31, 2007, included in SeaChange’s Annual Report on Form 10-K for such fiscal year. The balance sheet at January 31, 2007 was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. A certain reclassification has been made to conform the prior period amounts to the current period presentation for deferred income taxes (previously presented as a part of prepaids and other assets) to a separate line within our cash flows from operating activities for the three months ended April 30, 2007. The reclassifications had no impact on the Company’s results of operations or financial position.

2. Significant accounting policies

Principles of Consolidation

The Company consolidates the financial statements of its wholly owned subsidiaries and all inter-company accounts are eliminated in consolidation. SeaChange also holds minority investments in the capital stock of certain private companies having product offerings or customer relationships that have strategic importance. The Company evaluates its equity and debt investments and other contractual relationships with affiliate companies in order to determine whether the guidelines of FASB Interpretation (“FIN”) No. 46, “Consolidation of Variable Interest Entities,” as revised under FIN 46R should be applied in the financial statements. FIN No. 46R addresses consolidation by business enterprises of variable interest entities that possess certain characteristics. A variable interest entity (“VIE”) is defined as an entity in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support. The primary beneficiary is required to consolidate the financial position and results of the VIE. Since the adoption of FIN 46R, the Company concluded that FIN 46R has not required the consolidation of any affiliated company.

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

3. Earnings (Loss) Per Share

Earnings (loss) per share are presented in accordance with SFAS No. 128, “Earnings Per Share,” which requires the presentation of “basic” earnings (loss) per share and “diluted” earnings (loss) per share. Basic earnings (loss) per share is computed by dividing earnings (loss) available to common shareholders by the weighted-average shares of common stock outstanding during the period. For the purposes of calculating diluted earnings (loss) per share, the denominator includes both the weighted average number of shares of common stock outstanding during the period and the weighted average number of shares of potential common stock, such as stock options and restricted stock units and warrants, calculated using the treasury stock method.

All stock options outstanding for the three months ended April 30, 2007 and 2006 were antidilutive based on the Company’s net losses. The number of options that were antidilutive at April 30, 2007 and 2006 include 4,262,365 and 6,557,719 shares, respectively, whose dilutive effect was not included in the calculation as a result of the Company’s net losses.

Below is a summary of the shares used in calculating basic and diluted income (loss) per share for the periods indicated:

	Three months ended
	April 30, 2007	April 30, 2006
Weighted average shares used in calculating earnings per share—Basic	29,389,000	28,468,000
Dilutive common stock equivalents	—	—

Weighted average shares used in calculating earnings per share—Diluted	29,389,000	28,468,000

4. Inventories

Inventories consist of the following:

	April 30, 2007	January 31, 2007
	(in thousands)
Components and assemblies	$12,559	$11,825
Finished products	8,552	7,525

	$21,111	$19,350

5. Comprehensive Loss

SeaChange’s comprehensive loss was as follows:

	Three months ended
	April 30, 2007	April 30, 2006
	(in thousands)
Net loss	$(4,503)	$(4,355)
Other comprehensive income:
Foreign currency translation adjustment	389	104
Unrealized gain (loss) on marketable securities	26	(3)

Other comprehensive income	415	101

Comprehensive loss	$(4,088)	$(4,254)

6. Income Taxes

For the three months ended April 30, 2007, the Company recorded an income tax provision of $1.3 million on a loss before tax of $3.5 million, resulting in an effective income tax provision rate of (36.5%). Of this amount, $1.1 million is attributable to taxable gains for the On Demand Group’s (ODG’s) U.K. operation related to the transfer of assets to and the reimbursement of previously paid costs from On Demand Deutschland GmbH & Co. KG, the German joint venture formed February 2007 with Tele-Munchen Fernseh GmbH & Co. Produktionsgesellschaft. In addition, the Company exhausted its U.S. tax benefit carry back potential in fiscal 2007, thus eliminating any recording of U.S. tax benefit for the current year. For the three months ended April 30, 2006, the Company recorded an income tax benefit of $1.2 million at an effective tax rate of 21%. The net loss generated in fiscal 2007 will be carried back to recover prior year taxes paid.

As of April 30, 2007, the Company has maintained the full valuation allowance against its net U.S. deferred tax assets primarily due to the uncertainties related to the Company’s ability to generate sufficient pre-tax income for fiscal 2008 and thereafter. If SeaChange generates sufficient pre-tax income in the future, some portion or all of the valuation allowance could be reversed and a corresponding increase in net income would be reported in future periods.

Impact of the Adoption of FASB Interpretation No. 48

Effective February 1, 2007, the Company adopted FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes.” As a result of the implementation, the Company recognized a $456,000 increase to reserves for uncertain tax positions. This increase was accounted for as an adjustment to the beginning balance of retained earnings.

At February 1, 2007, the Company had $5.0 million of total gross unrecognized tax benefits (before consideration of any valuation allowance). Of this total, $1.0 million represents the amount of unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in any future periods.

For the quarter ended April 30, 2007, the Company recognized an additional tax provision for unrecognized tax benefits and increased its first quarter 2008 income tax expense by $213,000. None of the amounts included in the balance of unrecognized tax benefits at April 30, 2007 of $1.3 million are related to tax positions for which it is reasonably possible that the total amounts could significantly change during the next twelve months.

The Company recognizes accrued interest and penalties related to uncertain tax positions in income tax expense. Accrued interest and penalties related to uncertain tax positions were $193,000 and $226,000 as of February 1, 2007 and April 30, 2007, respectively.

As of February 1, 2007, the Company is subject to U.S. Federal income tax examinations for the tax years 2004 through 2006. In addition, the Company is subject to state and local income tax examinations for the tax years 2003 through 2006 and the tax years 2001 through 2006 remain open to examination by the major non-US taxing jurisdictions to which we are subject.

7. Segment Information

SeaChange has three reportable segments as defined by SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information”: Broadband, Broadcast and Services. The Broadband segment develops, markets, and sells products to digitally manage, store and distribute digital video for cable system operators and telecommunications companies. The Broadcast segment develops, markets and sells products for the storage, archival, on-air playback of advertising and other video programming for the broadcast television industry. The Services segment provides installation, training, project management, product maintenance and technical support services, and software development, for all of the above products, and movie content services. SeaChange measures profitability of the segments based on their respective gross profit. There were no inter-segment sales or transfers during the three months ended April 30, 2007 and 2006. The Company aggregates operating segments for reporting purposes. The following summarizes the revenues, cost of revenues and gross profit by reportable segment:

	Three months ended
	April 30, 2007	April 30, 2006
	( in thousands)
Revenues
Broadband product	$19,004	$16,294
Broadcast product	1,924	1,737
Services	17,916	15,210

Total	$38,844	$33,241

Costs of revenues
Broadband product	$8,109	$7,860
Broadcast product	1,253	1,656
Services	11,643	8,344

Total	$21,005	$17,860

Gross profit
Broadband product	$10,895	$8,434
Broadcast product	671	81
Services	6,273	6,866

Total	$17,839	$15,381

The following table summarizes revenues by geographic locations:

	Three months ended
	April 30, 2007	April 30, 2006
	(in thousands)
Revenues
United States of America	$24,816	$21,513
United Kingdom	7,391	7,968
Canada and South America	2,660	1,348
Europe and Middle East (excluding the United Kingdom)	2,101	714
Asia/Pacific and other international locations	1,876	1,698

Total	$38,844	$33,241

The following summarizes revenues by significant customer where such revenue exceeded 10% of total revenues for the indicated period:

	Three months ended
	April 30, 2007	April 30, 2006
Customer A	33%	33%
Customer B	16%	18%

International sales accounted for approximately 36% and 35% of total revenues in the three-month periods ended April 30, 2007 and 2006, respectively. For the three months ended April 30, 2007 and 2006, the Company’s sales were made primarily in United States dollars. Therefore, SeaChange has not experienced any material impact from fluctuations in foreign currency exchange rates on its results of operations or financial position.

At April 30, 2007, two different customers accounted for 26.3% and 25.4%, respectively, of the accounts receivable and unbilled receivables balances, and at January 31, 2007, one customer accounted for 42% of SeaChange’s accounts receivable and unbilled receivables balances.

8. Commitments and Contingencies

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

SeaChange enters into agreements in the ordinary course of business with customers, resellers, distributors, integrators and suppliers. Most of these agreements require SeaChange to defend and/or indemnify the other party against intellectual property infringement claims brought by a third party with respect to SeaChange’s products. From time to time, SeaChange also indemnifies customers and business partners for damages, losses and liabilities they may suffer or incur relating to personal injury, personal property damage, product liability, and environmental claims relating to the use of SeaChange’s products and services or resulting from the acts or omissions of SeaChange, its employees, authorized agents or subcontractors. For example, in a letter dated May 16, 2005 from Cablevision Systems Corp., in a letter dated May 19, 2005 from Time Warner Cable, Inc., and in a letter dated July 22, 2005 from Insight Communications Company, Inc., all SeaChange customers, SeaChange and other suppliers were notified that each party was served on May 3, 2005, April 25, 2005 and April 26, 2005 respectively with a complaint by Acacia Media Technologies, Corp. for allegedly infringing U.S. Patent Nos.: 5,132,992; 5,253,275; 5,550,863; and 6,144,702 by providing broadcast video and video-on-demand services to end user customers. In addition, in a letter dated August 4, 2006 from Cox Communications, Inc., in a letter dated June 29, 2006 from Time Warner Inc. and in a letter dated October 6, 2006 from Comcast Cable Communications, LLC, SeaChange and other suppliers were notified that each party was served on June 13, 2006 with a complaint by USA Video Technology Corporation for allegedly infringing U.S. Patent No. 5,130,792 by providing video-on-demand services to end use customers. These customers have requested SeaChange’s support under its indemnification obligations. SeaChange continues to review its potential obligations under its indemnification agreements with these customers, in view of the claims by Acacia and USA Video Technology Corporation and the indemnity obligations to these customers from other vendors that also provided equipment and services to these customers. The indemnification obligations as of April 30, 2007 are immaterial.

SeaChange warrants that its products, including software products, will substantially perform in accordance with its standard published specifications in effect at the time of delivery. Most warranties have at least a one year duration that generally commence upon installation. In addition, SeaChange provides maintenance support to all customers and therefore allocates a portion of the product purchase price to the initial warranty period and recognizes revenue on a straight line basis over that warranty period related to both the warranty obligation and the maintenance support agreement. When SeaChange receives revenue for extended warranties beyond the standard duration, it is deferred and recognized on a straight line basis over the contract period. Related costs are expensed as incurred. As of April 30, 2007 and January 31, 2007, SeaChange had revenue deferrals related to initial and extended warranties of $15.6 million and $15.2 million, respectively.

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

SeaChange has made conditional commitments for future funding of On Demand Deutschland (see Note 9, Investments in Affiliates) and for contingent consideration in relation to its purchase agreement with ODG (see Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, Liquidity and Capital Resources).

9. Investments in Affiliates

On February 27, 2007, the On Demand Group Ltd. (“ODG”), a wholly-owned U.K. subsidiary of SeaChange, entered into an agreement with Tele-Munchen Fernseh GmbH & Co. Produktionsgesellschaft (TMG) to create a joint venture named On Demand Deutschland GmbH & Co. KG. On Demand Deutschland specializes in establishing on-demand and pay-per-view services on multiple platforms in German-speaking Europe. ODG contributed $2.8 million to acquire its 50% ownership interest in the joint venture of which $2.6 million consisted of the fair value of customer contracts and content license agreements contributed by ODG and $154,000 represented a cash contribution. The customer contracts and licensed content had no book value. SeaChange determined that this investment is an operating joint venture and does not require consolidation under the accounting guidance of FIN No. 46R. Consequently, SeaChange accounts for this investment under the equity method of accounting.

ODG’s original investment in the joint venture was recorded at $154,000 representing the US dollar equivalent of the initial cash contribution. The difference between the book and fair value of the customer contracts and content license agreements is being accreted over the expected five year life of the contracts and recorded as a gain and an increase in the investment. This gain will be partially offset by ODG’s 50% share of the joint venture’s amortization expense over the same period related to the acquired contracts and content license agreements. ODG also recorded a net payable amount to the joint venture of $337,000 as of the joint venture formation date (February 27, 2007) reflecting the transfer of net liabilities incurred by ODG related to the joint venture as well as the joint venture’s reimbursement of previously incurred costs by ODG of $787,000 related to joint venture activities prior to its formation. Consistent with EITF 89-7, “Exchange of Assets or Interest in a Subsidiary for a Noncontrolling Equity Interest in a New Entity,” ODG did not record other income in connection with the reimbursement of these costs or any other gains as ODG is deemed to have a commitment to support the operations of the joint venture. ODG treated the reimbursement and other gain for a total of $869,000 as a capital distribution in excess of the carrying value of its investment in the joint venture as of April 30, 2007. This capital distribution will be accreted over the expected five year life of the customer contracts and recorded as a gain and an increase in the investment in the joint venture. ODG recorded an income tax provision during the quarter ended April 30, 2007 of $1.1 million for the taxable gain recognized by ODG related to the $2.6 million contribution of customer contracts and content licenses to and the reimbursement of previously paid costs from the joint venture.

ODG entered into a Service Agreement with the joint venture whereby ODG provides content aggregation, distribution, marketing and administration services to the joint venture under an arm’s length fee structure. In the three months ended April 30, 2007, ODG recorded revenues of $237,000 (USD equivalent) related to the Service Agreement. ODG’s share of profits from this agreement in proportion to its equity ownership interest is eliminated in consolidation.

The Shareholder’s Agreement requires ODG to provide cash contributions up to $4.2 million (USD equivalent) upon the request of the joint venture’s management and approval by the shareholders of the joint venture. ODG recorded its proportionate share of the joint venture’s losses for the three months ending April 30, 2007 of $100,000. Due to the capital distribution and ODG’s share of the joint venture’s net loss exceeding the book value of its investment in the joint venture, the investment is recorded as a long-term liability of $866,000 at April 30, 2007.

In fiscal 2006, the Company invested $8.2 million in convertible preferred stock, which would convert to a 19.8% common stock interest, of Casa Systems, Inc. (“Casa”), a Massachusetts development stage company that specializes in video-on-demand products within the telecommunications and television markets. SeaChange determined that Casa was a variable interest entity (“VIE”) as defined by the accounting guidance of FIN No. 46R. However, SeaChange concluded that it is not the primary beneficiary in Casa. Consequently, SeaChange accounts for this investment under the cost method of accounting.

SeaChange periodically reviews indicators of the fair value of its investments in affiliate companies in order to assess whether available facts or circumstances, both internally and externally, may suggest an other than temporary decline in the fair value of the investment. There was no indication of other than temporary declines in fair value as of April 30, 2007.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Factors That May Affect Future Results

Any statements contained in this Form 10-Q that do not describe historical facts may constitute forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. These statements relate to future events or our future financial performance and are identified by words such as “may,” “will,” “could,” “should,” “expect,” “plan,” “intend,” “seek,” “anticipate,” “believe,” “estimate,” “potential,” or “continue” or other comparable terms or the negative of those terms. Forward-looking statements in this Form 10-Q include certain statements regarding the effect of certain accounting standards on our financial position and results of operations, the effect of certain legal claims against us, projected changes in our revenues, earnings and expenses, exchange rate sensitivity, interest rate sensitivity, liquidity, product introductions and general market conditions. Our actual future results may differ significantly from those stated in any forward-looking statements. Any such forward-looking statements contained herein are based on current expectations, but are subject to a number of risks and uncertainties that may cause actual results to differ materially from expectations. The factors that could cause actual future results to differ materially from current expectations include the following: the continued growth, development and acceptance of the video-on-demand market; the loss of one of our large customers; the cancellation or deferral of purchases of our products; the timing of significant customer orders; the length of our sales cycles; a decline in demand or average selling price for our broadband products; our ability to manage our growth; our ability to integrate businesses acquired by us; our ability to protect our intellectual property rights and the expenses that may be incurred by us to protect our intellectual property rights; an unfavorable result of current or future litigation; content providers limiting the scope of content licensed for use in the video-on-demand market; our ability to introduce new products or enhancements to existing products; our dependence on certain sole source suppliers and third-party manufacturers; our ability to compete in our marketplace; our ability to respond to changing technologies; the risks associated with international sales; the performance of companies in which we have made equity investments, including Filmflex, Casa Systems, Inc., and On Demand Deutschland GmbH & Co. KG; changes in the regulatory environment and our ability to hire and retain highly skilled employees. Further information on factors, including those listed above, that could cause actual results to differ from those anticipated is detailed in various filings made by us from time to time with the Securities and Exchange Commission, including but not limited to, those appearing in Part I, Item 1A. Risk Factors, in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 16, 2007. Any forward-looking statements should be considered in light of those factors.

Overview

We are a leading developer, manufacturer and marketer of digital video systems and services including the management, aggregation, licensing, storage, and distribution of video, television, gaming and advertisement content to cable system operators, telecommunications companies and broadcast television companies.

We have three reportable segments: Broadband, Broadcast and Services. The Broadband segment includes hardware, software and systems, such as our digital advertising and video-on-demand products that digitally manage, store and distribute digital video for cable system operators and telecommunications companies. The Broadcast segment includes products for the storage, archival, on-air playback of advertising and other video programming for the broadcast television industry. Our product (hardware, software and systems) revenues are comprised of sales originating from our Broadband and Broadcast segments. The Services segment is comprised of revenue related to professional services, media content services, installation, training, project management, product maintenance and technical support for the above products.

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

Our operating results are significantly influenced by a number of factors, including the mix of products sold and services provided, pricing, costs of materials used in our products and the expansion of our operations during the fiscal year. We price our products and services based upon our costs and consideration of the prices of competitive products and services in the marketplace. The costs of our products primarily consist of the costs of components and subassemblies that have generally declined from product introduction to product maturity. As a result of the growth of our business, our operating expenses have historically increased in the areas of research and development, selling and marketing and administration. In the current state of the economy, we currently expect that our Broadband and Broadcast customers may still have limited capital spending budgets as we believe they are dependent on advertising revenues to fund their capital equipment purchases. Accordingly, we expect our financial results to vary from quarter to quarter and our historical financial results are not necessarily indicative of future performance. In light of the higher proportion of our international business due, in part, to our acquisitions of the European based businesses from Liberate Technologies and the On Demand Group, we expect movements in foreign exchange rates to have a greater impact on our operating results and the equity section of our balance sheet in the future.

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

In the three months ended April 30, 2007, our total revenues increased 16.9% to $38.8 million from the same period in the prior year. The increase in revenues is primarily attributed to our Broadband and Services segments, in which Broadband revenues increased 17% to $19.0 million and Services revenues increased 18% to $17.9 million in the three months ended April 30, 2007 over the same period last year.

Product revenue increased 16% to $20.9 million in the three months ended April 30, 2007 over the same period in fiscal 2007. This current year increase is primarily attributable to a $6.4 million increase in software subscription and development revenue related to our VOD purchase agreement with Comcast, a $1.7 million increase in advertising revenue, partially offset by a $5.6 million decrease in video-on-demand systems revenue reflecting the decline in demand for video-on-demand systems by U.S. cable operators.

Our advertising revenues, which are included in our Broadband segment, increased 66% to $4.2 million in the three months ended April 30, 2007 from the same period last year due mainly to increased year over year shipments to two large U.S. customers. Our Broadcast revenue increased 11% to $1.9 million in the three months ended April 30, 2007 from the same period in fiscal 2007. The increase in revenues is due mainly to revenue relating to European customers for shipments made in prior quarters.

The growth in Services revenue is primarily attributable to the increase in the installed base of VOD systems eligible for maintenance as well as increased revenue from the On Demand Group for VOD services provided to its UK customers and to a Brazilian customer.

Gross profits as a percentage of revenue was relatively flat at 45.9% for the three months ended April 30, 2007 in comparison to 46.3% for the three months ended April 30, 2006. Product gross profits increased to 55% of revenue in the three months ended April 30, 2007 in comparison to 47% in the same quarter last year due to the inclusion of software subscription and development revenue, primarily from Comcast, in the first quarter of fiscal 2008 that was not in the revenues for the quarter ended April 30, 2006 as our software subscription agreement with Comcast commenced in the second quarter of last year.

Services gross profits decreased to 35% of revenue in the three months ended April 30, 2007 in comparison to 45% of revenue in the same quarter last year due to increased headcount in our global customer support organization to support our increased installed base of products. In addition, service margin was lower at ODG relating to professional services work performed for a customer in Brazil as well as lower margins on the KDG and Unity Media contracts prior to their transfer to the German joint venture.

Our operating expenses increased $306,000 or 1% in the three months ended April 30, 2007 over the three months ended April 30, 2006. This increase is principally attributable to increased selling and marketing expenses due to increased staffing and increased commissions due to increased revenues partially offset by a reduction of amortization of intangibles of $600,000 consistent with the amortization schedules set up at the time of the ODG and Liberate acquisitions for which these intangibles relate.

For the three months ended April 30, 2007, the Company recorded an income tax provision of $1.3 million on a loss before tax of $3.5 million resulting in an effective income tax provision rate of (36.5%). Of this amount, $1.1 million is attributable to taxable gains for the On Demand Group’s U.K. operation related to the transfer of assets to and reimbursement of previously paid costs from On Demand Deutschland GmbH & Co. KG, the German joint venture established in February 2007 with Tele-Munchen Fernseh GmbH & Co. Produktionsgesellschaft. In addition, the Company exhausted its U.S. tax benefit carry back potential in fiscal year 2007, thus eliminating any recording of U.S. tax benefit for the current year. For the three months ended April 30, 2006, the Company recorded an income tax benefit of $1.2 million at an effective tax rate of 21%. The net loss generated in fiscal 2007 will be carried back to recover prior year taxes paid.

Our higher revenues, higher operating expenses and tax provision resulted in net loss of $ 4.5 million or $0.15 per diluted share in the three months ended April 30, 2007 as compared to a net loss of $ 4.4 million or $0.15 per diluted share in the same period in fiscal 2007. The net loss and net loss per share for the three months ended April 30, 2007 increased from the amounts reported in our earnings release issued June 6, 2007 by an additional $853,000 or $0.03 per share recorded in connection with ODG’s German joint venture.

Summary of Critical Accounting Policies; Significant Judgments and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make significant estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. These items are regularly monitored and analyzed by management for changes in facts and circumstances, and material changes in these estimates could occur in the future. Changes in estimates are recorded in the period in which they become known. We base our estimates on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from our estimates if past experience or other assumptions do not turn out to be substantially accurate. A summary of those accounting policies that we believe are most critical to fully understand and evaluate our financial results is set forth in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 16, 2007.

Three Months Ended April 30, 2007 Compared to the Three Months Ended April 30, 2006

Revenues

Product Revenues. Our product revenue consists of sales of hardware, software and systems from our Broadband and Broadcast segments.

	Three months ended April 30,
	2007	2006
Broadband revenues:
Video-on-demand products	$14,773,000	$13,747,000
Advertising products	4,231,000	2,547,000

Total Broadband Revenues	19,004,000	16,294,000
Broadcast revenues:	1,924,000	1,737,000

Total Product Revenues	$20,928,000	$18,031,000

Product revenues increased 16% to $20.9 million in the three months ended April 30, 2007 from $18.0 million in the three months ended April 30, 2006. Revenues from the Broadband segment, which accounted for 91% and 90% of total product revenues in the three months ended April 30, 2007 and April 30, 2006, respectively, increased to $19.0 million in the three months ended April 30, 2007 from $16.3 million in the three months ended April 30, 2006. Video-on-demand hardware, software and systems revenues increased to $14.8 million for the three months ended April 30, 2007 as compared to $13.7 million for the three months ended April 30, 2006. Also included in the video-on-demand product revenue for the three months ended April 30, 2007 was $9.4 million of software development revenues, an increase of $6.4 million from the three months ended April 30, 2006 due primarily to the subscription and development revenue from our VOD purchase agreement with Comcast. Advertising revenues were $4.2 million for the three months ended April 30, 2007 as compared to $2.5 million for the three months ended April 30, 2006 due primarily to increased year over year shipments to two large U.S. customers. These increases in Broadband revenues were partially offset by a decline in demand for video-on-demand systems by U.S. cable operators. Broadcast segment revenues were $1.9 million in the three months ended April 30, 2007 compared to $1.7 million in the three months ended April 30, 2006 due mainly to revenue relating to European customers for shipments made in prior quarters.

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

Services Revenues. Our Services revenues consist of fees for installation, training, project management, product maintenance and technical support, software development, and movie content services. Our Services revenues increased 18% to $17.9 million in the three months ended April 30, 2007 from $15.2 million in the three months ended April 30, 2006. This increase in Services revenues primarily resulted from a $1.6 million increase in VOD product maintenance and technical support service contracts from our expanding installed base of products, a $1.6 million increase in ODG’s video content services provided to their UK customers and to a Brazilian customer. These increases in Services revenue were partially offset by a $800,000 decline in SeaChange Interactive professional services revenues as its efforts have migrated to software development work, which is classified as product revenues. We expect revenues from services to continue to grow year-over-year from our expanding installed base of products and additional service offerings.

For the three months ended April 30, 2007 two customers accounted for more than 49% of our total revenues, and the same two customers accounted for more than 51% of our total revenues for the three months ended April 30, 2006. Revenue from each of these customers was compromised of Broadband and Service segment revenues. We believe that a significant amount of our revenues will continue to be derived from a limited number of customers.

International sales accounted for approximately 36% and 35% of total revenues in the three months ended April 30, 2007 and April 30, 2006, respectively. The U.S. and the United Kingdom together accounted for 83% and 89% of total revenue for the three months ended April 30, 2007 and 2006, respectively. We expect that international products and services revenues will remain a significant portion of our business in the future. Since substantially all of our product sales are made in United States Dollars (USD), we have not experienced, nor do we expect to experience in the near term, any material impact from fluctuations in foreign currency exchange rates on our results of operations. Since ODG has designated the British Pound Sterling (GBP) as its functional currency, we expect greater exposure to fluctuations in exchange rates in the future.

Product Gross Profit. Costs of product revenues consist primarily of the cost of purchased material components and subassemblies, labor and overhead relating to the final assembly and testing of complete systems and related expenses. Costs of product revenues decreased 2% to $9.4 million, or 45% of related product revenues, in the three months ended April 30, 2007 as compared to $9.5 million, or 53% of related product revenues, in the three months ended April 30, 2006. In the three months ended April 30, 2007, the decrease in the costs of revenues primarily reflects the increasing proportion of higher margin software development revenues. Gross profit for the Broadband segment increased to 57% of revenues for the three months ended April 30, 2007 from 52% of revenues for the three months ended April 30, 2006. The increase in Broadband gross profit percentages is primarily due to an increase in software development revenues offset in part by lower revenues for video-on-demand systems which reflects the decline in demand for video-on-demand systems by U.S. cable operators. Gross profit for the Broadcast segment increased to 35% from 5% for the three months ended April 30, 2007 and 2006, respectively. Overall product gross profit for fiscal 2008 is expected to be higher than that realized in fiscal 2007 due to a greater mix of higher margin video on demand software revenues in fiscal 2008 compared to fiscal 2007.

Services Gross Profit. Cost of services revenues consist primarily of labor, materials and overhead relating to the installation, training, product maintenance and technical support, software development, and project management provided by us and costs associated with providing video content services. Costs of services revenues increased 40% from $8.3 million or 55% of Services revenues in the three months ended April 30, 2006 to $11.6 million or 65% of Services revenues in the three months ended April 30, 2007, primarily due to headcount increases in our VOD, advertising and broadcast service groups to build-up our customer service organization and increase our global presence in addressing growth in our installed base of products as well as anticipated revenue growth in succeeding quarters. In addition, costs of services increased at ODG relating to professional services work performed in Brazil as well as on two German customer contracts prior to their transfer to the German joint venture. The decrease in Services gross profit was primarily due to the increased Services cost exceeding the increase in associated revenues. We expect that Services gross profit will increase in the future due to the growing installed base of systems and higher margin new media content services, but may be impacted by the timing of costs associated with our ongoing investment required to expand our service organization in order to support our installed base of systems, our new products and additional media service requirements.

Research and Development. Research and development expenses consist primarily of the compensation of development personnel, depreciation of development and test equipment and an allocation of related facilities expenses. Research and development expenses increased 1% from $10.2 million, or 31% of total revenues, in the three months ended April 30, 2006 to $10.3 million, or 27% of total revenues, in the three months ended April 30, 2007. We expect that research and development expenses will continue to increase in fiscal year 2008 as we continue development of new products and enhancements to existing products.

Selling and Marketing. Selling and marketing expenses consist primarily of compensation expenses, including sales commissions, travel expenses and certain promotional expenses. Selling and marketing expenses increased 11% from $5.2 million or 16% of total revenues, in the three months ended April 30, 2006 to $5.8 million, or 15% of total revenues, in the three months ended April 30, 2007. This increase is primarily due to increased staffing of $400,000 and increased commissions of $200,000 related to increased revenues, partially offset by decreased tradeshow and advertising expenses of $200,000.

General and Administrative. General and administrative expenses consist primarily of the compensation of executive, finance, human resource and administrative personnel, legal and accounting services and an allocation of related facilities expenses. In the three months ended April 30, 2007, general and administrative expenses increased to $4.9 million, or 13% of total revenues from $4.6 million, or 14% of total revenues, in the three months ended April 30, 2006. The increase was primarily due to increased accounting and legal expenses.

Amortization of intangible assets. Amortization expense consists of the amortization of acquired intangible assets which are operating expenses and not considered costs of revenues. The expense has been broken out separately for presentation purposes. The amounts that relate to sales and marketing expense and general and administrative expense are shown in the table below. Amortization expense was $797,000 in the three months ended April 30, 2007 and $1.4 million in the three months ended April 30, 2006. Amortization is based on the future economic value of the related intangible assets which is generally higher in earlier years of the assets’ lives, accounting for the decrease in amortization expense from the three months ended April 30, 2006 to the three months ended April 30, 2007. An additional $160,000 and $121,000 of amortization expense related to acquired technology was charged to cost of sales for the three months ended April 30, 2006 and 2007, respectively.

(Amounts in thousands)	April 30, 2007 Amortization	April 30, 2006 Amortization
Sales and marketing expense	$768	$1,356
General and administrative expense	29	54

Amortization expense	$797	$1,410

Interest Income (Expense). Interest income was $468,000 in the three months ended April 30, 2007 and $393,000 in the three months ended April 30, 2006. Interest expense was $1,000 for the three months ended April 30, 2007 as compared to $9,000 for the three months ended April 30, 2006. The increase in interest income is primarily due to an increase in the interest rates and an investment portfolio mix that included a higher proportion of interest bearing marketable securities versus lower or non-interest bearing available for sale securities during the quarter ended April 30, 2007 in comparison to the quarter ended April 30, 2006.

Equity (Loss) Income in Earnings of Affiliates. Equity income in earnings of affiliates was $218,000 in the three months ended April 30, 2007 in comparison to equity income in earnings of affiliates of $150,000 in the three months ended April 30, 2006. For the three months ended April 30, 2007, $318,000 of equity income was recognized from Filmflex and $100,000 of equity loss was recognized from On Demand Deutschland, the German joint venture. The On Demand Deutschland loss was net of $120,000 in accreted gains related to the customer contracts and content licensing agreements and the capital distribution related to reimbursement of previously incurred costs. The equity income in earnings of affiliates for the three months ended April 30, 2006 consists of our proportionate ownership share of the income under the equity method of accounting for Filmflex.

Income Tax Provision and Benefit. For the three months ended April 30, 2007, we recorded an income tax provision of $1.3 million on a loss before tax of $3.5 million resulting in an effective income tax provision rate of (36.5%). Of this amount, $1.1 million is attributable to taxable gains for the On Demand Group’s U.K. operation related to the transfer of assets to and reimbursement of previously paid costs from On Demand Deutschland GmbH & Co. KG, the German joint venture established in February 2007 with Tele-Munchen Fernseh GmbH & Co. Produktionsgesellschaft. In addition, we exhausted our U.S. tax benefit carry back potential in fiscal 2007, thus eliminating any recording of U.S. tax benefit for the current year. For the three months ended April 30, 2006, we recorded an income tax benefit of $1.2 million at an effective tax rate of 21%. The net loss generated in fiscal 2007 will be carried back to recover prior year taxes paid.

As of April 30, 2007, we maintained the full valuation allowance against our net U.S. deferred tax assets primarily due to the uncertainties related to our ability to generate sufficient pre-tax income for fiscal 2008 and thereafter. If we generate sufficient pre-tax income in the future, some portion or all of the valuation allowance could be reversed and a corresponding increase in net income would be reported in future periods.

Off-Balance Sheet Arrangements

We have not created, and are not party to, any special-purpose or off-balance sheet entities for the purpose of raising capital or incurring debt, other than our equity investments in Casa, Filmflex, and On Demand Deutschland GmbH & Co. KG; (see Note 9 to our accompanying financial statements, and Liquidity and Capital Resources). Our arrangements with Casa and Filmflex, which are not consolidated into our financial statements, are not currently likely to have a material effect on our liquidity or impact the availability of our capital resources.

Liquidity and Capital Resources

Historically, we have financed our operations and capital expenditures primarily with cash on-hand and the proceeds from sales of our common stock. Cash and cash equivalents increased $7.0 million from $31.2 million at January 31, 2007 to $38.2 million at April 30, 2007. Working capital, excluding long-term marketable securities, decreased slightly from $58.6 million at January 31, 2007 to $57.7 million at April 30, 2007.

Net cash provided by operating activities was $2.0 million for the three months ended April 30, 2007 compared to net cash used in operating activities of $5.7 million for the three months ended April 30, 2006. The net cash provided by operating activities for the three months ended April 30, 2007 was the result of an increase of $5.7 million in customer deposits related principally to Comcast’s prepayment in connection with its 2007 renewal of software subscription, the net loss of $4.5 million, adjusted for non-cash expenses including depreciation and amortization of intangible assets and capitalized software of $3.2 million, and changes in certain operating assets and liabilities. Significant changes in operating assets and liabilities that used cash from operations included a $2.3 million increase in inventory, which includes $305,000 of inventory reclassified to fixed assets for use as research and development equipment, a $2.3 million reduction in deferred revenue primarily relating to the transfer to the German joint venture of deferred revenues associated with the German customer contracts, a $1.1 million increase in prepaid expenses and other assets relating primarily to property, casualty and directors’ and officers’ liability insurance for calendar year 2007 prepaid in the quarter ended April 30, 2007 and prepaid inventory associated with several new products. It is typical for us to experience fluctuations in our operating results primarily due to the timing of receiving customer orders and the related shipment of these customer orders. As a result of these monthly fluctuations, we may experience significant:

•	increases or decreases in our inventories as a result of the timing of the procurement of components for anticipated orders for both our product segments;

•	increases or decreases in our accounts payable balance primarily due to the timing of payments for materials purchased for prior month shipments; and

•	increases or decreases in our accounts receivable balances and customer deposits as a result of the timing of receiving customer orders during the period and of customer payments.

Net cash provided by investing activities was $4.8 million for the three months ended April 30, 2007 and $8.0 million for the three months ended April 30, 2006. Investment activity for the three months ended April 30, 2007 consisted primarily of the net sales of $4.5 million of marketable securities, an $869,000 capital distribution from the German joint venture for reimbursement of previously paid costs related to joint venture activities prior to the joint venture’s formation, $468,000 of proceeds from the sale of fixed assets to the German joint venture, partially offset by the purchase of property and equipment of $875,000 and a cash investment in the German joint venture of $154,000.

Net cash provided by financing activities was $136,000 for the three months ended April 30, 2007 and net cash provided by financing activities was $183,000 for the three months ended April 30, 2006. In the three months ended April 30, 2007, the cash provided by financing activities was proceeds from the issuance of common stock in connection with stock option exercises.

In the first quarter of fiscal 2007, we renewed our $15.0 million revolving line of credit with Citizens Bank (a subsidiary of the Royal Bank of Scotland Group plc) through June 2007. Loans made under this revolving line of credit bear interest at a rate per annum equal to the bank’s prime rate which was 8.25% on April 30, 2007. Borrowings under this line of credit are collateralized by substantially all of our assets. The loan agreement requires that we provide Citizens Bank with certain periodic financial reports and comply with certain financial ratios including a minimum level of earnings before interest, taxes and depreciation and amortization on a trailing twelve month basis, when amounts are outstanding under the loan agreement. As of April 30, 2007, we were not in compliance with the financial covenants but obtained a waiver from the bank for the quarter ended April 30, 2007. There are currently no amounts outstanding under the revolving line of credit.

In the third quarter of fiscal 2006, we purchased the remaining outstanding capital stock that we did not already own of the On Demand Group Limited (“ODG”), a company incorporated under the laws of the United Kingdom. The purchase agreement provides for additional contingent consideration if ODG meets certain annual performance goals related to net income over three measurement periods ending January 31, 2008. We may pay up to a maximum aggregate contingent consideration of $12 million (based on the exchange rate in effect at April 30, 2007), including up to 50% payable in shares of our common stock, par value $0.01 per share, with the remainder payable in cash provided that the performance goals are met. The contingent consideration is comprised of three installments, each to be made annually, beginning with the year ending January 31, 2006, for an annual baseline amount of $2.2 million, $2.3 million and $4.9 million, respectively (based on the exchange rate in effect at January 31, 2006, June 30, 2006 and April 30, 2007, respectively). These amounts are subject to upward and downward adjustment based on the actual net income related performance of ODG, as clarified in the agreement, during these periods, provided that the aggregate maximum contingent consideration payable is the sum of these baseline amounts plus a maximum of $2.6 million (based on the exchange rate in effect at April 30, 2007). On January 31, 2006, the first earnout measurement period ended, and we recorded $2.8 million (USD equivalent) of additional purchase price as goodwill based upon ODG’s net income for the initial annual performance period ended January 31, 2006. In May 2006, the Company paid $3.0 million (USD equivalent at the current exchange rate) to satisfy this obligation. On June 30, 2006, SeaChange and the former stockholders of ODG amended the original purchase agreement to provide for the acceleration of the second installment of contingent consideration (for the year ended January 31, 2007) in exchange for the issuance to the sellers of 341,360 shares of SeaChange’s common stock having a fair market value of $2.3 million as of the date of the amendment. Consequently, the Company recorded an additional $2.3 million of goodwill to reflect the accelerated second installment of contingent consideration.

On February 27, 2007, the On Demand Group Ltd. (“ODG”), a wholly-owned U.K. subsidiary of SeaChange, entered into an agreement with Tele-Munchen Fernseh GmbH & Co. Produktionsgesellschaft (TMG) to create a joint venture named On Demand Deutschland GmbH & Co. KG. The Shareholder’s Agreement requires ODG to provide cash contributions up to $4.2 million (USD equivalent) upon the request of the joint venture’s management and approval by the shareholders of the joint venture.

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

We face exposure to financial market risks, including adverse movements in foreign currency exchange rates and changes in interest rates. These exposures may change over time as business practices evolve and could have a material adverse impact on our financial results. Our foreign currency exchange exposure is primarily associated with product sales arrangements, European and Asian repatriation or settlement of intercompany payables and receivables among subsidiaries and its parent company, and/or investment/equity contingency considerations denominated in the local currency where the functional currency of the foreign subsidiary is the U.S. dollar. Substantially all of our product international sales are payable in United States Dollars (USD) or in the case of our ODG operations, service sales, payable in GBP, and provide a natural hedge for receipts and local payments. In light of the high proportion of our international businesses we expect the risk of any adverse movements in foreign currency exchange rates to have a greater impact on our translated results within the income statement and equity section of our balance sheet. Historically, we have not hedged specific currency exposures as gains and losses on foreign currency transactions have not been material to date. At April 30, 2007 and January 31, 2007, we had no variable rate

U.S. dollar denominated debt. As there were no amounts outstanding at April 30, 2007 and January 31, 2007 related to variable rate debt, there was no interest rate exposure.

The carrying amounts reflected in the consolidated balance sheet of cash and cash equivalents, short-term marketable securities, trade receivables and trade payables approximate fair value at April 30, 2007 due to the short maturities of these instruments. We maintain investment portfolio holdings of various issuers, types, and maturities. Our cash and marketable securities include cash equivalents, which we consider to be investments purchased with original maturities of three months or less. Given the short maturities and investment grade quality of the portfolio holdings at April 30, 2007, a sharp rise in interest rates should not have a material adverse impact on the fair value of our investment portfolio. Additionally, our long term marketable investments, which are carried at the lower of cost or market, have fixed interest rates, and therefore are subject to changes in fair value. As a result, we do not currently hedge these market risk exposures. At April 30, 2007, we had $5.8 million in short-term marketable securities and $13.9 million in long-term marketable securities.

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

As a result of the evaluation completed by us, and in which Messrs. Styslinger and Bisson participated, we have concluded that there were no changes during the fiscal quarter ended April 30, 2007 in our internal controls over financial reporting, which have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	Legal Proceedings

See Note 8 of Notes to Condensed Consolidated Financial Statements.

I TEM 1A.	Risk Factors

In addition to the other information set forth in this Form 10-Q, you should carefully consider the risk factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended January 31, 2007, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.

I TEM 6.	Exhibits

(a)	Exhibits

31.1	Certification Pursuant to Rule 13a-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification Pursuant to Rule 13a-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, SeaChange International, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: June 18, 2007

SEACHANGE INTERNATIONAL, INC.

by:	/S/ KEVIN M. BISSON
Kevin M. Bisson
Chief Financial Officer, Senior Vice President, Finance and Administration, Treasurer and Secretary

Index to Exhibits

No.	Description

31.1	Certification Pursuant to Rule 13a-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification Pursuant to Rule 13a-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).