Form 10-K/A
period 2007-01-31
SEACHANGE INTERNATIONAL INC
filed 2007-10-19
CIK 1019671

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

As of July 31, 2006, the aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing price for the registrant’s Common Stock on the Nasdaq National Market on such date was $168,180,378. The number of shares of the registrant’s Common Stock outstanding as of the close of business on October 17, 2007 was 29,582,963.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the definitive Proxy Statement relating to the registrant’s Annual Meeting of Stockholders held on July 18, 2007 and filed on May 25, 2007 pursuant to Regulation 14A are incorporated by reference into Part III of this Annual Report on Form 10-K/A.

PART I

Explanatory Note

SeaChange International, Inc. (the “Company”) is amending its Annual Report on Form 10-K for the year ended January 31, 2007 (the “Original 10-K”) to restate on Form 10-K/A the Company’s Consolidated Balance Sheet, Consolidated Statement of Operations, Consolidated Statement of Cash Flows and Consolidated Statement of Stockholders’ Equity and Comprehensive Income (Loss), as of January 31, 2007 and 2006 and for each of the three years in the periods ended January 31, 2007, 2006 and 2005. The Form 10-K/A also includes the restatement of selected financial data as of and for each of the five years in the period ended January 31, 2007, as well as the restatement of quarterly results of operations for each of the two years in the period ended January 31, 2007. As to the selected financial data as of January 31, 2007 and 2006 and for the years ended January 31, 2007, 2006 and 2005 such amounts are derived from the audited financial statements included elsewhere in the Form 10-K/A. The restated selected financial data as of January 31, 2007 and 2006, and for the years ended January 31, 2007, 2006 and 2005 and the restated quarterly results of operations are unaudited and in the opinion of management, have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and reflect all adjustments that are necessary for the fair presentation of the Company’s financial position and results of operations for these periods.

As previously disclosed in the Current Report on Form 8-K dated August 31, 2007 and September 18, 2007, the Audit Committee of the Board of Directors of the Company (the “Audit Committee”), in consultation with the Company’s management, concluded that the Consolidated Balance Sheet, Consolidated Statement of Operations, Consolidated Statement of Cash Flows and Consolidated Statement of Stockholders’ Equity and Comprehensive Income (Loss) as of and for the year ended January 31, 2007 contained in the Original 10-K should no longer be relied upon due to an error related to the accounting for its employee sabbatical program. The Company identified three errors, quantified them under the dual approach method and concluded that the correction of these errors through the Consolidated Statement of Operations would be material to the fiscal year ended January 31, 2007 in the aggregate. Accordingly the Company has determined to restate the consolidated financial statements for the fiscal years ended January 31, 2007, 2006 and 2005, even though the errors are not material to the Consolidated Balance Sheet, Consolidated Statement of Operations, Consolidated Statement of Cash Flows, or Consolidated Statement of Stockholders’ Equity and Comprehensive Income (Loss) for the fiscal years ended January 31, 2006 and 2005. A description of the 2007 restatement error and related impact on the Company’s consolidated financial statements follows.

Sabbatical Leave and Retrospective Application of Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”)

The Company’s employee sabbatical benefit entitles U.S.-based employees who achieve eight years of service to twenty days of additional paid time off. The Company had recorded expenses for this employee benefit only when employees had actually taken the sabbatical or had left the Company. Based on the terms of the Company’s program, the Company should have accrued for this liability under Statement of Financial Accounting Standards (SFAS) No. 43, “Accounting for Compensated Absences” (“SFAS 43”), once an employee achieved the requisite period of service, regardless as to when the paid time off, if any, had been taken. The Company has determined that it will correct this error, along with two other errors, that were previously corrected through a $753,000 cumulative effect adjustment to decrease the accumulated deficit at February 1, 2006 in connection with the adoption of SAB 108 in the fiscal year ended January 31, 2007, in the following manner (see Note 1 to the Consolidated Financial Statement):

•

A decrease to accumulated deficit of $31,000 as of February 1, 2004 reflected as a cumulative effect adjustment through a restatement of the Company’s Consolidated Balance Sheet and Consolidated Statement of Stockholders’ Equity and Comprehensive Income (Loss) as of and for the fiscal year ended January 31, 2005.

•

An increase to net loss of $63,000, a reduction to net loss of $118,000 and a reduction to net income of $72,000 to be reflected through a restatement of its Consolidated Balance Sheet, Consolidated Statement of Operations, Consolidated Statement of Cash Flows and Consolidated Statement of Stockholders’ Equity and Comprehensive Income (Loss) for the fiscal years ended January 31, 2007, 2006 and 2005, respectively.

•

An increase to the basic and diluted loss per share of $.01 and a reduction to the basic and diluted loss per share of $.01 for the fiscal years ended January 31, 2007 and 2006, respectively, and no per share change in the fiscal year ended January 31, 2005.

The impact of this restatement does not include any net tax effects as the Company’s deferred tax assets are fully reserved against due to the uncertainties related to the Company’s ability to generate sufficient pre-tax income for fiscal 2008 and the inability to carry back fiscal 2008 tax losses to prior years because the Company exhausted its US tax benefit carry back potential in fiscal 2007 (see Note 10).

Impact of Restatement

The effects of this restatement on the Company’s consolidated financial statements as of January 31, 2007 and 2006 and for the fiscal years ended January 31, 2007, 2006 and 2005 are described in Note 1 to the Consolidated Financial Statements included in this Amended Annual Report on Form 10-K/A.

This Annual Report on Form 10-K/A also addresses management’s re-evaluation of disclosure controls and procedures and management’s report on internal control over financial reporting as of January 31, 2007 resulting from its reassessment and identification of a material weakness in internal control over financial reporting related to the Company’s failure to account for sabbatical leave under SFAS 43. See ITEM 9A (Controls and Procedures) for further discussion, as well as for the related attestation report of the Company’s Independent Registered Public Accountants. New certifications of the principal executive officer and principal financial officer are included as exhibits to this Annual Report on Form 10-K/A.

The Company has not modified or updated the disclosures in the Original 10-K, filed on April 13, 2007, other than as required to reflect the effects of the restatement. As such, this Annual Report on Form 10-K/A does not reflect all events that have occurred since the Company filed the Original 10-K and does not modify or update those disclosures affected by subsequent events, except as specifically referenced herein. The Company has made no changes to the Items in the Original 10-K other than those described below. The Company will file an amended Quarterly Report on Form 10-Q/A for the quarterly period ended April 30, 2007 to reflect the Company’s adoption of Emerging Issues Task Force (“EITF”) No. 06-2, “Accounting for Sabbatical Leave and Other Similar Benefits Pursuant to FASB Statement No. 43, Accounting for Compensated Absences” (“EITF 06-2”) and correction for its employee sabbatical benefit under SFAS 43, following the filing of this Annual Report on Form 10-K/A.

References to this Annual Report on Form 10-K/A shall, unless the context clearly indicates otherwise, refer to the Original 10-K, as amended by this Annual Report on Form 10-K/A. The following items have been amended as a result of the restatement and related matters:

Part I – Item 1A – Risk Factors

Part II – Item 6 – Selected Financial Data

Part II – Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

Part II – Item 8 – Consolidated Financial Statements and Supplementary Data

Part II – Item 9A – Controls and Procedures

Part IV – Item 15 – Exhibits and Financial Statement Schedules

Forward-Looking Statements

This Annual Report on Form 10-K/A includes certain statements of a forward-looking nature which reflect the Company’s current views relating to future events, estimates or the future financial performance of the Company. These forward-looking statements are only predictions and are subject to risks and uncertainties, particularly the matters set forth in ITEM 1A “Risk Factors” below, which could cause actual events or results to differ materially from historical results or those indicated by such forward-looking statements. Any forward-looking statements included in this Annual Report on Form 10-K/A are made as of the date hereof only, based on information available to the Company as of the date hereof, and, subject to any applicable law to the contrary, the Company assumes no obligation to update any forward-looking statements. In particular, except as they may relate to matters involving the restatement, the Company has not updated any forward-looking statements contained in the Company’s Original 10-K filed with the Securities Exchange Commission (“SEC”) on April 13, 2007. The Company can make no assurance as to the potential effects of the restatement, including the effects of any investigations, informal or otherwise, conducted by the SEC or other entities or lawsuits filed against the Company in connection therewith.

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

Services

SeaChange has expanded into media content services, consisting of content aggregation and distribution, through the acquisition of On Demand Group Limited (ODG), completed in September of 2005. ODG is a leader in Europe in the development and deployment of interactive media services. ODG specializes in aggregating content for video-on-demand and network video-on-demand (NVOD) platforms, and has provided services to cable operators in several countries in Europe. ODG owns 33.3 % of Filmflex Movies Limited (Filmflex), a movie video-on-demand service that supplies movies to the UK cable industry and whose other investors are the Walt Disney Company Limited and Columbia Pictures Corporation Limited. Filmflex supplies content from Warner Brothers, Paramount, Universal, MGM, and Dreamworks, as well as the studio partners that are investors in Filmflex, and the majority of the independent film distributors in the UK. ODG also sources, acquires, packages, markets and accounts for Virgin Media’s (the largest cable operator in the U.K.) video-on-demand services in the areas of music, children’s, comedy and dramatic content. ODG has developed its own content rights management system and a content preparation center for incorporating video content from all of the major content suppliers around the world.

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

SeaChange has expanded into media content services, consisting of content aggregation and distribution, through the acquisition of On Demand Group Limited (ODG), completed in the third quarter of fiscal 2006. ODG is a leader in Europe in the development and deployment of interactive media services. ODG specializes in aggregating content for video-on-demand and network video-on-demand (NVOD) platforms, and has provided services to cable operators in more than 20 countries in Europe. ODG owns 33.3 % of Filmflex Movies Limited (Filmflex), a movie video-on-demand service that supplies movies to the UK cable industry and whose other investors are the Walt Disney Company Limited and Columbia Pictures Corporation Limited.

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

Our research and development expenditures totaled approximately $40.9 million, $34.5 million and $29.5 million for the years ended January 31, 2007, 2006 and 2005 respectively. At January 31, 2007, 360 employees were engaged in research and product development. We believe that the experience of our product development personnel is an important factor in our success. We perform our research and product development activities at our headquarters and in offices in Greenville, New Hampshire, Fort Washington, Pennsylvania, San Mateo, California and Shanghai, China.

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

Any statements contained in this Form 10-K/A that do not describe historical facts may constitute forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. These statements relate to future events or our future financial performance and are identified by words such as “may,” “will,” “could,” “should,” “expect,” “plan,” “intend,” “seek,” “anticipate,” “believe,” “estimate,” “potential,” or “continue” or other comparable terms or the negative of those terms. Forward-looking statements in this Form 10-K/A include certain statements regarding the effect of certain accounting standards on our financial position and results of operations, the effect of certain legal claims against us, projected changes in our revenues, earnings and expenses, exchange rate sensitivity, interest rate sensitivity, liquidity, product introductions, industry changes and general market conditions. Our actual future results may differ significantly from those stated in any forward-looking statements. Any such forward-looking statements contained herein are based on current expectations, but are subject to a number of risks and uncertainties that may cause actual results to differ materially from expectations. Factors that may cause such differences include, but are not limited to, the factors discussed below. Each of these factors, and others, are discussed from time to time in our filings with the SEC.

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

We may in the future be subject to litigation or regulatory proceedings that could likely divert substantial amounts of management time from our operations and could result in significant expense and liabilities.

We may in the future be subject to litigation or regulatory proceedings, in connection with the restatement of our consolidated financial statements as of January 31, 2007 and 2006 and for the fiscal years ended January 31, 2007, 2006 and 2005, and the restatement of selected financial data as of and for each of the five years in the period ended January 31, 2007, as well as the results of operations for each of the three years in the period ended January 31, 2007. Litigation and regulatory proceedings are often costly and time-consuming, and could result in us experiencing an adverse impact in our business, results of operations, financial position and cash flows. The defense of any such actions or investigations will likely cause the diversion of management’s attention and resources, and we may be required to pay damages if a proceeding is not resolved in our favor. Further, any litigation or regulatory proceedings, even if resolved in our favor, could cause us to incur significant legal and other expenses, including modifying or adopting new controls and procedures. Such events could harm our business, affect our ability to raise capital and adversely affect the trading price of our securities.

If actions taken to remediate the material weakness in our internal controls over financial reporting are insufficient or we fail to maintain all of the controls necessary for continued compliance, current stockholders and potential investors could lose confidence in our financial reporting, which would harm our business prospects and the trading price of our stock.

Management is responsible for restating and maintaining adequate internal control over financial reporting. As described below in ITEM 9A, our management has concluded that we did not maintain effective internal control over financial reporting as of January 31, 2007. Effective internal controls are necessary for us to provide reliable financial reports. If we cannot provide reliable financial reports, stockholder and investor confidence in our business and operating results could be negatively impacted. We have discovered, and may in the future discover, an area of our internal control that needs improvement. The restatement described in this Annual Report on Form 10-K/A relates to our conclusion that the Consolidated Balance Sheet, Consolidated Statement of Operations, Consolidated Statement of Cash Flows and Consolidated Statement of Stockholders’ Equity and Comprehensive Income (Loss) as of and for the year ended January 31, 2007 contained in the Original 10-K should no longer be relied upon due to an error related to the accounting for its employee sabbatical benefit. As a result, the Company has restated its Consolidated Balance Sheet, Consolidated

Statement of Operations, Consolidated Statements of Cash Flows and Consolidated Statement of Stockholders’ Equity and Comprehensive Income (Loss), as of January 31, 2007 and 2006 and for each of the three years in the periods ended January 31, 2007, 2006 and 2005. This Form 10-K/A also includes the restatement of selected financial data as of and for each of the five years in the period ended January 31, 2007, as well as the restatement of quarterly results of operations for each of the three years in the period ended January 31, 2007. As to the selected financial data as of January 31, 2007 and 2006 and for the years ended January 31, 2007, 2006 and 2005 such amounts are derived from the audited financial statements included elsewhere in the Form 10-K/A. The restated selected financial data as of January 31, 2007 and 2006, and for the years ended January 31, 2007, 2006, 2005, 2004 and 2003 and the restated quarterly results of operations are unaudited and in the opinion of management, have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and reflect all adjustments that are necessary for the fair presentation of the Company’s financial position and results of operations for these periods.

Section 404 of the Sarbanes-Oxley Act of 2002 requires us to evaluate the effectiveness of our internal control over financial reporting as of each fiscal year-end. Our management has concluded that our internal control over financial reporting were not effective as of January 31, 2007 and did not provide reasonable assurance regarding the reliability of our financial reporting or the preparation of its financial statements in accordance with GAAP. In addition to the material weakness that was identified in connection with the restatement described in this Annual Report on Form 10-K/A, we may identify additional and different control deficiencies in the future that, individually or in the aggregate, could constitute one or more additional material weaknesses. Furthermore, while we are taking steps designed to remediate the material weakness that we have identified, these steps may not be adequate to fully remediate this weakness, and additional measures may be required. Our management has identified the steps it believes are necessary to address the material weakness described in ITEM 9A, and we are in the process of remediating the material weakness.

If we fail to implement and maintain the improvements in the internal control over financial reporting or encounter delays or difficulties in the implementation of these improvements in our controls, we could fail to meet our reporting obligations, and may issue financial statements in future periods that contain errors. The failure to improve internal controls over financial reporting to address the identified weakness also could cause investors to lose confidence in our reported financial information, which could have a negative impact on the trading prices of our securities. In addition, our failure to improve internal controls over financial reporting to address the identified material weakness that caused errors in the preparation of our financial statements could lead to litigation claims and/or regulatory proceedings against us. The defense of any such claims or proceedings may cause the diversion of management’s attention and resources, and we may be required to pay damages if any such claims or proceedings are not resolved in our favor. Any litigation or regulatory proceeding, even if resolved in our favor, could cause us to incur significant legal and other expenses. Such events could harm our business, negatively affect our ability to raise capital and adversely affect the trading price of our securities.

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

Notes:

A.	The lines represent monthly index levels derived from compounded daily returns that include all dividends.

B.	If the monthly interval, based on the fiscal year-end, is not a trading day, the preceding trading day is used.

C.	The Index level for all series was set to 100.0 on January 31, 2002.

ITEM 6.	Selected Financial Data (Restated)

The following consolidated selected financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K/A. As previously disclosed in the Current Reports on Form 8-K filed with the SEC on August 31, 2007 and September 18, 2007, the Audit Committee of the Board of Directors of the Company (the “Audit Committee”), in consultation with Company management, concluded that the Company’s previously issued Consolidated financial statements for the fiscal year ended January 31, 2007 should no longer be relied upon due to an error related to the accounting for its employee sabbatical benefit. As a result, the Company has restated its Consolidated Balance Sheet, Consolidated Statement of Operations, Consolidated Statement of Cash Flows and Consolidated Statement of Stockholders’ Equity and Comprehensive Income (Loss), as of January 31, 2007 and 2006 and for each of the three years in the periods ended January 31, 2007, 2006 and 2005. The effects of this restatement on the Company’s consolidated financial statements as of January 31, 2007 and 2006 are described in Note 1 to the consolidated financial statements included in this Annual Report on Form 10-K/A. The results of operations for the fiscal year ended January 31, 2003 includes an $11.1 million charge related to the unfavorable jury verdict in connection with a patent infringement claim and income tax expense of $7.9 million primarily related to a valuation allowance against net deferred tax assets. An explanation of the determination of the number of shares used in computing net income (loss) per share for the most recent three years is given in the notes to the consolidated financial statements.

	Year ended January 31,
	2007 Restated (1)	2006 Restated (1)	2005 Restated (1)	2004 Restated (1)	2003 Restated (1)
	(in thousands except per share data)
Consolidated Statement of Operations Data:
Revenues:
Product (hardware, software and systems)	$95,000	$73,516	$113,764	$112,227	$103,282
Services	66,334	52,748	43,539	35,939	32,344

	161,334	126,264	157,303	148,166	135,626

Costs of revenues:
Product (hardware, software and systems)	48,334	45,555	60,158	64,824	61,599
Services	37,189	28,315	25,755	22,687	23,109

	85,523	73,870	85,913	87,511	84,708

Gross profit	75,811	52,394	71,390	60,655	50,918

Operating expenses:
Research and development	40,917	34,475	29,536	26,060	26,159
Selling and marketing	22,383	18,681	18,069	16,673	15,725
General and administrative	19,193	14,254	10,330	9,144	21,560
Amortization of intangibles	5,664	2,201	1,333	1,599	1,513

	88,157	69,611	59,268	53,476	64,957

(Loss) income from operations	(12,346)	(17,217)	12,122	7,179	(14,039)
Interest income, net	1,355	2,038	962	1,734	1,447
Impairment on investment in affiliate	(150)	—	—	(313)	—

(Loss) income before income taxes and equity income (loss) in earnings of affiliates	(11,141)	(15,179)	13,084	8,600	(12,592)
Income tax benefit (expense)	1,632	2,941	(3,070)	(3,169)	(7,925)
Equity income (loss) in earnings of affiliate, net of tax	1,272	39	(148)	137	(6)

Net (loss) income	$(8,237)	$(12,199)	$9,866	$5,568	$(20,523)

Earnings (loss) per share:
Basic	$(0.29)	$(0.43)	$0.36	$0.21	$(0.77)

Diluted	$(0.29)	$(0.43)	$0.34	$0.20	$(0.77)

Consolidated Balance Sheet Data (as of January 31):
Working capital	$57,820	$45,759	$126,397	$99,195	$85,435
Total assets	199,296	207,797	212,628	182,579	171,240
Deferred revenue	21,806	20,045	21,342	16,437	11,624

	Year ended January 31,
	2007 Restated (1)	2006 Restated (1)	2005 Restated (1)	2004 Restated (1)	2003 Restated (1)
	(in thousands except per share data)

Long-term liabilities	1,121	1,353	—	209	744
Total liabilities	42,876	54,053	47,794	36,661	34,536
Total stockholders’ equity	156,420	153,744	164,834	145,918	136,704

(1)	Refer to the “Explanatory Note” at the beginning of this Form 10-K/A and Note 1 to the consolidated financial statements.

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis together with our consolidated financial statements, related notes and other financial information appearing elsewhere in this Annual Report. As discussed above, the Company is amending its Consolidated Balance Sheet, Consolidated Statement of Operations, Consolidated Statement of Cash Flows and Consolidated Statement of Stockholders’ Equity and Comprehensive Income (Loss), as of January 31, 2007 and 2006 and for each of the three years in the periods ended January 31, 2007, 2006 and 2005. The Form 10-K/A also includes the restatement of selected financial data as of and for each of the five years in the period ended January 31, 2007, as well as the restatement of quarterly results of operations for each of the three years in the period ended January 31, 2007. As to the selected financial data as of January 31, 2007 and 2006 and for the years ended January 31, 2007, 2006 and 2005 such amounts are derived from the audited financial statements included elsewhere in the Form 10-K/A. The restated selected financial data as of January 31, 2007 and 2006, and for the years ended January 31, 2007, 2006 and 2005 and the restated quarterly results of operations are unaudited and in the opinion of management, have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and reflect all adjustments that are necessary for the fair presentation of the Company’s financial position and results of operations for these periods.

In addition to historical information, the following discussion and other parts of this Annual Report contain forward-looking information that involves risks and uncertainties. Our actual results could differ materially from those anticipated by such forward-looking information due to competitive factors and other factors discussed at ITEM 1A. “Risk Factors” and elsewhere in this Annual Report on Form 10-K/A.

Effects of the restatement on the consolidated financial statements are reflected in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” below. For a further discussion of the restatements, see the “Explanatory Note” at the beginning of this Form 10-K/A and Note 1 in the accompanying notes to consolidated financial statements.

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

Effective February 1, 2006, we adopted the provisions of SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”) using the modified prospective transition method. In accordance with that transition method, we have not restated prior periods for the effect of compensation expense calculated under SFAS 123R. We have continued to use the Black-Scholes pricing model as the most appropriate method for determining the estimated fair value of all applicable awards. Compensation expense for all share-based equity awards is being recognized on a straight-line basis over the vesting period of the award. During fiscal 2007, total share-based compensation was $3.5 million, compared to $43,000 in fiscal 2006 which only included share-based compensation for restricted stock awards.

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

Gross profit increased 6 percentage points to 47% in fiscal 2007 from 41% in fiscal 2006 in comparison to a 4 percentage point decrease in fiscal 2006 from fiscal 2005. Increased total revenues and increased revenues from higher margin software development contracts each contributed to the increase in gross profit. Our services gross profit was 44% in fiscal 2007 compared to 46% in fiscal 2006. We believe that competitive pressures will continue and our ability to maintain or improve gross margin will be dependent upon maintaining or increasing current levels of revenues and achieving technological advances that will further reduce material costs of sales. We expect service margins to decrease over the next several quarters due to increased headcount-related costs to service increased installed base of systems, our new products expected to be introduced in fiscal 2008 and additional costs at ODG as it expands its operations beyond the U.K.

Our operating expenses increased $18.5 million or 27% in fiscal 2007 over fiscal 2006 in comparison to a $10.3 million or 17% increase in fiscal 2006 over fiscal 2005. This increase is principally attributable to a full year of ODG operating expenses in fiscal year 2007 as compared with four months in fiscal year 2006, the hiring of additional employees to support new middleware product initiatives, a full year of amortization of intangibles for the Liberate and ODG acquisitions from the second and third quarters of fiscal 2006, respectively, and stock compensation expense of $3.1 million relating to adoption of SFAS 123R. We expect operating expenses to continue to increase in fiscal 2008 in support of increased business activity.

Equity income in earnings of affiliates was $1.3 million in fiscal 2007 in comparison to $39,000 in fiscal 2006 reflecting $1.3 million from our investment in Filmflex in fiscal 2007 compared to a loss of approximately $300,000 in fiscal 2006.

The results of our operations in fiscal 2007 were a net loss of $8.2 million or $0.29 per share as compared to net loss of $12.2 million or $0.43 per share in fiscal 2006. The primary contributors to our $9.6 million increase in cash in fiscal year 2007 were net sales and maturities of marketable securities, proceeds from the issuance of common stock relating to stock options and employee stock purchases, partially offset by our net loss adjusted for non-cash depreciation, amortization and stock compensation expense, the cash payment made to C-Cor Incorporated (as successor to nCube Corp.) in settlement of the now resolved patent infringement litigation, capital expenditures, contingent consideration cash payment for fiscal 2006 made to the sellers of ODG and changes in operating assets and liabilities. We believe there are significant uncertainties about our ability to be profitable in fiscal 2008. These uncertainties include the timing and magnitude of orders from new customers located primarily outside the United States and the timing and magnitude of orders from our largest U.S. customer who has represented 37% and 25% of our total revenues in fiscal 2007 and fiscal 2006, respectively. In addition, it is uncertain as to the extent to which our Broadcast product enhancements will be accepted in its targeted markets. There also continues to be pricing pressures from our competitors across all our product lines. Revenues for fiscal year 2008 are also dependent upon the timely introduction and customer acceptance of new products within each of our product families.

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

Principles of Consolidation. The Company consolidates the financial statements of its wholly owned subsidiaries and all inter-company accounts are properly eliminated in consolidation. SeaChange also holds minority investments in the capital stock of certain private companies having product offerings or customer relationships that have strategic importance. The Company evaluates its equity and debt investments and other contractual relationships with affiliate companies in order to determine whether the guidelines of FASB Interpretation (“FIN”) No. 46, “Consolidation of Variable Interest Entities” (“FIN 46R”), as revised under FIN 46R should be applied in the financial statements. FIN 46R addresses consolidation by business enterprises of variable interest entities that possess certain characteristics. The Company has concluded that it is not the primary beneficiary for any variable interest entities as of January 31, 2007. The Company’s investments in affiliates include investments accounted for under the cost method and the equity method of accounting. The investments that represent less than a 20% ownership interest of the common shares of the affiliate are carried at cost. Under the equity method of accounting, which generally applies to investments that represent 20% to 50% ownership of the common shares of the affiliate, SeaChange’s proportionate ownership share of the earnings or losses of the affiliate are included in equity income (loss) in earnings of affiliates in the consolidated statement of operations.

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

In accordance with SFAS No. 109, Accounting for Income Taxes, and SFAS No. 5, Accounting for Contingencies, we established reserves for uncertain tax positions that reflect our best estimate of the transactions and deductions that we may be unable to sustain or that we may be willing to concede as part of a broader tax settlement. We are subject to undergoing routine tax examinations by federal, state, and foreign jurisdictions. Tax authorities may challenge certain transactions and deductions we reported on our income tax returns. We do not expect the outcome of these examinations, either individually or in the aggregate, to have a material adverse effect on our financial position, results of operations, or cash flows.

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

Off-Balance Sheet Arrangements. We have not created, and are not party to, any special-purpose or off-balance sheet entities for the purpose of raising capital or incurring debt. Other than our equity investment in Casa Systems and Filmflex (see Note 6 included in the consolidated financial statements and Liquidity and Capital Resources), we do not have any arrangements or relationships with entities that are not consolidated into our financial statements that are reasonably likely to materially affect our liquidity or the availability of our capital resources.

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

Product Gross Profit. Costs of product revenues consist primarily of the cost of purchased material components and subassemblies, labor and overhead costs relating to the final assembly and testing of complete systems, and related expenses and labor and overhead costs related to software development contracts. Costs of product revenues increased to $48.3 million, or 51% of the related product revenues in the fiscal year ended January 31, 2007 as compared to $45.6 million or 62% of related product revenues, in the fiscal year ended January 31, 2006. In fiscal 2007, the increase in the costs of product revenues primarily reflects the increased revenues. Costs of product revenues as a percentage of revenues decreased due to the increased revenues from higher margin software development contracts. Product gross profit for the Broadband segment increased to 54% of related revenues in fiscal 2007 from 43% of related revenues in fiscal 2006. The increase in Broadband gross profit percentages is primarily due to increased revenues from higher margin software development contracts. Product gross profit for the Broadcast segment was up from 2% of related product revenues in fiscal 2006 to 9% of related product revenues in fiscal 2007.

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

Research and Development. Research and development expenses consist primarily of the compensation of development personnel, depreciation of development and test equipment and an allocation of related facilities expenses. Research and development expenses increased from $34.5 million, or 27% of total revenues, in the fiscal year ended January 31, 2006 to $40.9 million, or 25% of total revenues, in the fiscal year ended January 31, 2007 primarily due to $3.4 million in increased salaries and benefits attributable to the hiring of additional development engineers primarily to support middleware products and stock compensation expense of $1.5 million due to adoption of SFAS 123R. We expect that research and development expenses will continue to increase in fiscal year 2008 as we continue our development of our new products and enhancements.

Selling and Marketing. Selling and marketing expenses consist primarily of compensation expenses, including sales commissions, travel expenses and certain promotional expenses. Selling and marketing expenses increased 20% from $18.7 million or 15% of total revenues in the fiscal year ended January 31, 2006 to $22.4 million, or 14% of total revenues, in the fiscal year ended January 31, 2007. This increase is primarily due to $1.7 million in increased salaries and benefits attributable to the hiring of additional sales and marketing employees, increased commissions of approximately $500,000 due to higher revenues, and stock compensation expense of approximately $500,000 due to adoption of SFAS 123R. We expect selling and marketing expenses to increase in fiscal 2008 as we continue to expand our product offerings and increase our selling presence in overseas markets.

General and Administrative. General and administrative expenses consist primarily of the compensation of executive, finance, human resource and administrative personnel, legal and accounting services and an allocation of related facilities expenses. In the fiscal year ended January 31, 2007, general and administrative expenses of $19.2 million, or 12% of total revenues, increased from $14.3 million, or 11% of total revenues, in the fiscal year ended January 31, 2006 due to $3.1 million attributable to a full year of ODG general and administrative expense in fiscal year 2007 as compared with four months in fiscal year 2006, $1.0 million due to the hiring of additional general and administrative employees, $1.2 million due to stock compensation expense, an increase in the bad debt provision of approximately $400,000 in fiscal 2007 in comparison with net bad debt recoveries of approximately $100,000 in fiscal 2006, all partially offset by a reduction in professional fees of approximately $700,000 some of which related to fiscal 2006 acquisitions.

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

Product Gross Profit. Costs of product revenues consist primarily of the cost of purchased material components and subassemblies, labor and overhead relating to the final assembly and testing of complete systems and related expenses. Costs of product revenues decreased to $45.6 million, or a gross profit of 38% of related product revenue, in the fiscal year ended January 31, 2006 as compared to $60.2 million, or a gross profit of 47% of related product revenue, in the fiscal year ended January 31, 2005. In the fiscal 2006, the decrease in the costs of product revenues primarily reflects the decrease of the video-on-demand systems revenue. Product gross profit for the Broadband segment decreased from 49% of related revenues in fiscal 2005 to 43% of related revenues in fiscal 2006. The decrease in Broadband gross profit percentages is primarily due to lower video-on-demand product revenues offset in part by an increase in software revenues from customer contracts recently acquired from Liberate Technologies. Product gross profit for the Broadcast segment was down from 34% of related product revenues in fiscal year 2005 to 2% of related product revenues in fiscal 2006. The decrease in gross profit percentage is primarily due to lower revenues, higher discounts on certain Broadcast orders as a result of competitive pressures and the additional cost of sales necessary to enhance the performance of certain systems.

Services Gross Profit. Cost of services revenues consist primarily of labor, materials and overhead relating to the installation, training, product maintenance and technical support, software development, project management provided by us and costs associated with providing video content services. Costs of services revenues increased 10% from $25.8 million or a gross profit of 41% of services revenue in the year ended January 31, 2005 to $28.3 million or a gross profit of 46% of services revenue in the year ended January 31, 2006, primarily due to additional costs of services generated as a result of the acquisition of ODG in September 2005. The increase in services gross profit was primarily due higher revenue levels and a relatively fixed cost base and the added margin generated from the On Demand Group revenues recognized since the acquisition in September 2005.

Research and Development. Research and development expenses consist primarily of the compensation of development personnel, depreciation of development and test equipment and an allocation of related facilities expenses. Research and development expenses increased from $29.5 million, or 19% of total revenues, in the fiscal year ended January 31, 2005 to $34.5 million, or 27% of total revenues, in the fiscal year ended January 31, 2006 primarily due to the hiring of additional development engineers to support new product initiatives ($3.8 million) and additional development costs incurred by ODG ($500,000) after its acquisition date.

Selling and Marketing. Selling and marketing expenses consist primarily of compensation expenses, including sales commissions, travel expenses and certain promotional expenses. Selling and marketing expenses increased 3% from $18.1 million or 12% of total revenues, in the fiscal year ended January 31, 2005 to $18.7 million, or 15% of total revenues, in the fiscal year ended January 31, 2006. This increase is primarily due to increased tradeshow and travel expenses related to increased direct sales efforts partially offset by reduced sales commissions on lower revenues.

General and Administrative. General and administrative expenses consist primarily of the compensation of executive, finance, human resource and administrative personnel, legal and accounting services and an allocation of related facilities expenses. In the fiscal year ended January 31, 2006, general and administrative expenses of $14.3 million, or 11% of total revenues, increased from $10.3 million, or 7% of total revenues, in the fiscal year ended January 31, 2005 due to $1.1 million of higher accounting and consulting fees associated with the Company’s acquisitions and investments in affiliates and compliance with Sarbanes-Oxley legislation, $1.0 million to further develop operations on a world-wide basis and particularly in China, and $900,000 additional general and administrative expenses incurred by ODG after the acquisition date. During the fourth quarter of fiscal 2006, we reversed charges related to the retirement agreement for our Chief Financial Officer due to the execution of a Management Transition Agreement which continues his employment through January 31, 2008 with no retirement benefits. The fiscal year 2006 general and administrative expenses differ from the amount reported in our earnings release, issued March 14, 2006, by an additional $209,000 of interest expense recorded in connection with our patent infringement litigation accrual.

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

Income Tax Expense (Benefit). Our effective tax rate was (19)% and 24% for fiscal years ended January 31, 2006 and 2005, respectively. For the fiscal year ended January 31, 2006, we recorded a $2.9 million income tax benefit that is primarily attributable to operating losses generated during the current fiscal year that are expected to be carried back to recover prior year taxes paid. At January 31, 2006, we provided a valuation allowance for the full amount of net deferred tax assets recorded in the United States due to the uncertainty of realization of those assets as a result of the current fiscal year’s pre-tax losses and uncertainties related to our ability to generate pre-tax income for fiscal 2007 and thereafter. In addition, SeaChange maintains a valuation allowance for the full amount of certain foreign tax assets. We have experienced a significant decline in product revenues since the fourth quarter of fiscal 2005, which was primarily attributable to a decline in video-on-demand systems revenues that subsequently resulted in lower gross margins and net losses. We will continue to assess the need for the valuation allowance at each balance sheet date based on all available evidence. If we determine that we can generate sufficient future pre-tax income, some portion or all of the valuation allowance would be reversed and a corresponding increase in net income would be recognized. Income tax expense of $3.1 million for fiscal year 2005 included a $2.1 million benefit primarily related to the implementation of a tax law change relating to the tax treatment of deferred revenues which resulted in the realization of an associated deferred tax asset and a corresponding valuation allowance release as SeaChange began to follow the same method for both book and tax purposes for recognizing revenue for maintenance service contracts. SeaChange had an effective income tax rate of 40% for the year ended January 31, 2005 before recording the adjustment discussed above.

Quarterly Results of Operations

The following table presents unaudited financial information for the quarterly periods in the fiscal years ended January 31, 2006 and January 31, 2007. The results for any quarter are not necessarily indicative of future quarterly results, and we believe that period-to-period comparisons should not be relied upon as an indication of future performance.

	Three months ended
	April 30, 2005 As Restated	July 31, 2005 As Restated	October 31, 2005 As Restated	January 31, 2006 As Restated	April 30, 2006 As Restated	July 31, 2006 As Restated	October 31, 2006 As Restated	January 31, 2007 As Restated
	(in thousands, except per share amounts)
Revenue	$31,512	$26,195	$35,321	$33,236	$33,241	$45,766	$42,254	$40,073
Gross profit	13,526	9,239	14,716	14,913	15,434	23,784	19,525	17,068
Operating expenses	15,663	16,872	18,263	18,813	21,485	22,777	21,820	22,075
Net (loss) income	(665)	(6,519)	(2,031)	(2,984)	(4,329)	933	(1,152)	(3,689)
Earnings (loss) per share - Basic	(0.02)	(0.23)	(0.07)	(0.11)	(0.15)	0.03	(0.04)	(0.13)
Earnings (loss) per share - Diluted	(0.02)	(0.23)	(0.07)	(0.11)	(0.15)	0.03	(0.04)	(0.13)

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

Liquidity and Capital Resources

Historically, we have financed our operations and capital expenditures primarily with the proceeds from sales of our common stock and cash flows generated from operations. During fiscal 2007, cash and cash equivalents increased $9.6 million from $21.6 million at January 31, 2006 to $31.2 million at January 31, 2007 largely due to cash provided by certain operating, investing, and financing activities partially offset by our net loss. Working capital increased to $57.8 million at January 31, 2007 from $45.8 million at January 31, 2006.

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

New Accounting Pronouncements

In February 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments – an amendment of FASB Statements No. 133 and 140” (“SFAS 155”). SFAS 155 permits a fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that would otherwise require bifurcation. This accounting standard is effective as of the beginning of fiscal years beginning after September 15, 2006. The effect of adopting SFAS 155 on our financial position and results of operations will be immaterial.

In March 2006, the FASB issued the SFAS No. 156, “Accounting for Servicing of Financial Assets, an amendment of FASB Statements No. 140” (“SFAS 156”). SFAS 156 requires that servicing assets and servicing liabilities be recognized at fair value, if practicable, when we enter into a servicing agreement and allows two alternatives, the amortization and fair value measurement methods, as subsequent measurement methods. This accounting standard is effective for all new transactions occurring as of the beginning of fiscal years beginning after September 15, 2006. The effect of adopting SFAS 156 on our financial position and results of operations will be immaterial.

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurement” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value using generally accepted accounting principles, and expands disclosures about fair value measurements. This Statement does not require any new fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company does not expect the adoption of SFAS 157 to have a material impact on its financial statements.

In June 2006, the FASB issued EITF 06-2. A sabbatical leave is a benefit provided to employees whereby the employee is entitled to time off with pay, over and above routine vacation time, after working for a specified period of time. The Company offers an additional twenty days of sabbatical leave to U.S.-based employees upon completion of eight years of service. EITF 06-2 concluded that an employee’s right to a compensated absence under a sabbatical or similar benefit arrangement does accumulate pursuant to FASB Statement No. 43, Accounting for Compensated Absences and therefore, a liability should be accrued over the service period in which employees earn the right to sabbatical leave. EITF No. 06-2 requires companies to accrue the cost of such compensated absences over the requisite service period. The Task Force allows the use of one of two specified methodologies for adopting the change in accounting principle: i) a cumulative-effect adjustment to retained earnings at the beginning of the year of adoption; or ii) retrospective application to all prior periods. The Company will adopt EITF 06-2 in the first quarter of fiscal 2008 in its restated Form 10-Q/A for the period ended April 30, 2007 to be filed subsequent to filing the Form 10-K/A. The Company recorded an adjustment to the beginning balance of retained earnings resulting in an additional liability of $769,000 and a corresponding increase in the accumulated deficit of $769,000 as of February 1, 2007 as allowed by the transition provision. The impact of this adoption does not include any net tax effects as the Company’s deferred tax assets are fully reserved against due to the uncertainties related to the Company’s ability to generate sufficient pre-tax income for fiscal 2008 and the inability to carry back fiscal 2008 tax losses to prior years because the Company exhausted its US tax benefit carry back potential in fiscal 2007 (see Note 10).

In September 2006, the SEC released SAB 108. SAB 108 was issued in order to eliminate the diversity of practice surrounding how public companies quantify financial statement misstatements. Traditionally, there have been two widely-recognized methods for quantifying the effects of financial statement misstatements: the “roll-over” method and the “iron curtain” method. The roll-over method focuses primarily on the impact of a misstatement on the income statement, including the reversing effect of prior year misstatements, but its use can lead to the accumulation of misstatements in the balance sheet. The iron curtain method focuses primarily on the effect of correcting the period-end balance sheet with less emphasis on the reversing effects of prior year errors on the income statement. The Company previously used the roll-over method for quantifying identified financial statement misstatements.

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

SAB 108 permits public companies to initially apply its provisions either by (i) restating prior financial statements as if the “dual approach” had always been used or (ii) recording the cumulative effect of initially applying the “dual approach” as adjustments to the carrying values of assets and liabilities as of the beginning of the year of adoption, February 1, 2006 for the Company, with an offsetting adjustment recorded to the opening balance of retained earnings. Due to the discovery of an error after the adoption of SAB 108, the Company is required to restate prior year financial statements using retrospective application of SAB 108, which is reflected in this Form 10-K/A.

The Company identified three errors, quantified them under the dual approach method and concluded that the correction of these errors through the Consolidated Statement of Operations would be material to the fiscal year ended January 31, 2007 in the aggregate. Accordingly the Company has determined to restate the consolidated financial statements for the fiscal years ended January 31, 2007, 2006 and 2005, even though the errors are not material to the Consolidated Balance Sheet, Consolidated Statement of Operations, Consolidated Statement of Cash Flows, or Consolidated Statement of Stockholders’ Equity and Comprehensive Income (Loss) for the fiscal years ended January 31, 2006 and 2005. The Company recorded a decrease to accumulated deficit of $31,000 as of February 1, 2004 to restate its Consolidated Balance Sheet and Consolidated Statement of Stockholders’ Equity and Comprehensive Income (Loss) as of and for the fiscal year ended January 31, 2005. The Company also recorded an increase to net loss of $63,000, a reduction to net loss of $118,000 and a reduction to net income of $72,000 to restate its Consolidated Balance Sheet, Consolidated Statement of Operations, Consolidated Statement of Stockholders’ Equity and Comprehensive Income (Loss) and Consolidated Statement of Cash Flows for the fiscal years ended January 31, 2007, 2006 and 2005, respectively.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. We are currently evaluating the impact of adopting SFAS 159 on our financial statements.

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

The Company’s Financial Statements and Schedules, together with the independent registered public accounting firm reports thereon, appear at pages 55 through 90 of this Form 10-K/A. The supplementary financial information required by Item 302 of Regulation S-K is included in this Annual Report under Item 7.

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

(A) Evaluation of Disclosure Controls and Procedures (Restated)

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s filings with the SEC is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosure based on the definition of “disclosure controls and procedures” as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In designing and evaluating disclosure controls and procedures, the Company has recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply judgment in evaluating the cost-benefit relationship of possible controls and procedures.

In connection with the restatement of its financial statements related to accounting for the Company’s sabbatical benefit, the Company reevaluated its disclosure controls and procedures. The evaluation was performed under the supervision and with the participation of Company management, including William C. Styslinger, III our Chief Executive Officer (CEO), and Kevin M. Bisson, our Chief Financial Officer (CFO), to assess the effectiveness of the design and operation of its disclosure controls and procedures (as defined under the Exchange Act). Based on that evaluation, the Company’s management, including its CEO and CFO, concluded that the Company’s disclosure controls and procedures were not effective as of January 31, 2007 because of a material weakness in its internal controls over financial reporting.

(B) Report of Management on Internal Control over Financial Reporting (Restated)

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

Our management assessed the effectiveness of our internal control over financial reporting as of January 31, 2007 and determined that our internal controls over financial reporting were not effective. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework.

After the Company filed its Original Form 10-K for the year ended January 31, 2007, the Company identified an error in the Company’s previously issued consolidated financial statements and concluded that the financial statements included in the Original Form 10-K should be restated, as discussed in Note 1 to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K/A.

The Company determined that this error resulted from a material weakness in the operating effectiveness of the Company’s internal controls over financial reporting relative to its accounting for its sabbatical benefit. As a result, the Company has restated its original assessment of the effectiveness of internal controls over financial reporting relative to its accounting for its sabbatical benefit in this Annual Report on Form 10-K/A. The Company did not have the appropriate procedures and documentation in place to properly evaluate its liability to its employees under the sabbatical benefit. As a result, the Company did not record an accrual for the vested and unused sabbatical benefit as required by SFAS 43.

The certifications of our principal executive officer and principal financial officer required in accordance with Rule 13a-14(a) under the Exchange Act are attached as exhibits to this Annual Report on Form 10-K/A. The disclosures set forth in this Item 9A contain information concerning the evaluation of our disclosure controls and procedures, and changes in our internal control over financial reporting, referred to in paragraph 4 of those certifications. Those certifications should be read in conjunction with this Item 9A for a more complete understanding of the matters covered by the certifications.

Our management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of January 31, 2007 has been audited by Grant Thornton LLP, an independent registered public accounting firm, as stated in their report which appears herein on Form 10-K/A.

(C) Changes in Internal Control over Financial Reporting (Restated)

For the fiscal year ended January 31, 2007, the Company did not make any material changes to internal controls over financial reporting.

Remediation of Material Weakness

The Company expects to implement additional changes to its infrastructure and related processes that it believes will strengthen its internal control over financial reporting. These include:

•	Increased review and timely identification of new accounting pronouncements;

•	Ongoing implementation of control enhancements to improve the timeliness and accuracy of transaction reporting for employee benefits.

The Company expects to test the effectiveness of the changes described above during fiscal 2008, and will design and implement additional changes to remediate the material weakness which existed as of January 31, 2007.

The Company is currently implementing enhanced controls intended to address the material weakness in its internal control over financial reporting and to remedy the ineffectiveness of its disclosure controls and procedures. The changes in the Company’s internal control over financial reporting are expected to remediate the material weakness and certain of these remedial measures will require some time to be fully implemented or to take full effect. While this implementation phase is underway, we are continuing to rely on extensive manual procedures.

The Company is designing its internal controls over financial reporting to provide reasonable assurances of achieving these objectives. For the reasons described above, the Company has concluded that its internal controls over financial reporting did not provide such reasonable assurances as of January 31, 2007. The Company also believes that a control system addressing internal control over financial reporting, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must include an assessment of the costs and related risks associated with the control and the purpose for which it was intended. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues including instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and breakdowns can occur because of simple errors or mistakes. Additionally, controls can be circumvented by the individual acts of some person, by collusion of two or more people, or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, the Company’s internal control systems, as it develops them, may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected and could be material and require a restatement of our financial statements. There were no changes during the fiscal year ended January 31, 2007 in the Company’s internal controls over financial reporting which have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

(D) Audit Report of the Registered Public Accounting Firm

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and

Stockholders of SeaChange International, Inc.

We have audited management’s assessment, included in ITEM 9A. Controls and Procedures- Report of Management on Internal Control Over Financial Reporting (Restated), that SeaChange International, Inc. and subsidiaries (a Delaware Corporation) (collectively the “Company”) did not maintain effective internal control over financial reporting as of January 31, 2007, because of the effect of the material weakness identified in management’s assessment based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weakness has been identified and included in management’s assessment. As of January 31, 2007, the Company did not maintain effective controls related to its sabbatical benefit. The Company did not have the appropriate procedures and documentation in place to properly evaluate its liability to its employees under the sabbatical benefit. As a result, the Company did not record an accrual for the vested and unused sabbatical as required by Statement of Financial Accounting Standards (SFAS) No. 43, “Accounting for Compensated Absences”.

This material weakness resulted in a material error and the related restatement of the consolidated financial statements of the Company as of and for the year ended January 31, 2007. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements as of and for the year ended January 31, 2007, of the Company and this report does not affect our report dated April 13, 2007 (except for Notes 1 and 11 and Schedule II, as to which the date is October 19, 2007), which expressed an unqualified opinion on those financial statements.

In our opinion, management’s assessment that the Company did not maintain effective internal control over financial reporting as of January 31, 2007, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Also in our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of January 31, 2007, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of SeaChange International, Inc. and subsidiaries as of January 31, 2007 and the related consolidated statements of operations, changes in stockholders’ equity and comprehensive income (loss), and cash flows for the year ended January 31, 2007 and our report dated April 13, 2007, except for Notes 1 and 11 and Schedule II, as to which the date is October 19, 2007, expressed an unqualified opinion on those financial,

/s/ GRANT THORNTON LLP
Boston Massachusetts
April 13, 2007 (except for the effects of the restatement as discussed in Notes 1 and 11 and Schedule II, as to which the date is October 19, 2007)

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

PART IV

ITEM 15.	Exhibits and Financial Statement Schedules.

(a)(1) INDEX TO THE CONSOLIDATED FINANCIAL STATEMENTS

The following Consolidated Financial Statements of the Registrant are filed as part of this Annual Report on Form 10-K/A:

Page
Reports of Independent Registered Public Accounting Firms	54-55
Consolidated Balance Sheet as of January 31, 2007 (Restated) and 2006 (Restated)	56
Consolidated Statement of Operations for the years ended January 31, 2007 (Restated), 2006 (Restated) and 2005 (Restated)	57
Consolidated Statement of Stockholders’ Equity and Comprehensive Income (Loss) for the years ended January 31, 2007 (Restated), 2006 (Restated) and 2005 (Restated)	58
Consolidated Statement of Cash Flows for the years ended January 31, 2007 (Restated), 2006 (Restated) and 2005 (Restated)	59
Notes to Consolidated Financial Statements (Restated)	60

(a)(2) INDEX TO FINANCIAL STATEMENT SCHEDULE

The following Financial Statement Schedule of the Registrant is filed as part of this report:

Page
Schedule II - Valuation and Qualifying Accounts and Reserves (Restated)	94

Schedules not listed above have been omitted because the information requested to be set forth therein is not applicable or is shown in the accompanying consolidated financial statements or notes thereto.

(a)(3) INDEX TO EXHIBITS

See attached Exhibit Index of this Annual Report on Form 10-K/A.

(b) EXHIBITS

The Company hereby files as part of this Form 10-K/A the Exhibits listed in Item 15 (a) (3) above. Exhibits which are incorporated herein by reference can be inspected and copied at the public reference facilities maintained by the Securities and Exchange Commission (the “Commission”), 450 Fifth Street, Room 1024, N.W., Washington, D.C. 20549. Copies of such material can also be obtained from the Public Reference Section of the Commission, 450 Fifth Street, N.W., Washington, D.C. 20549, at prescribed rates.

(c) FINANCIAL STATEMENT SCHEDULES

The Company hereby files as part of this Form 10-K/A the consolidated financial statements schedule listed in Item 15 (a) (2) above, which is attached hereto.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, SeaChange International, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: October 19, 2007

SEACHANGE INTERNATIONAL, INC.

By:	/s/ William C. Styslinger, III
William C. Styslinger, III
President, Chief Executive Officer,
Chairman of the Board and Director

POWER OF ATTORNEY AND SIGNATURES

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints William C. Styslinger, III and Kevin M. Bisson, jointly and severally, his attorney-in-fact, each with the power of substitution, for him in any and all capacities, to sign any amendments to this Report on Form 10-K/A and to file same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title(s)	Date

/s/ WILLIAM C. STYSLINGER, III William C. Styslinger, III	President, Chief Executive Officer, Chairman of the Board and Director (Principal Executive Officer)	October 19, 2007

/s/ KEVIN M. BISSON Kevin M. Bisson	Chief Financial Officer, Senior Vice President, Finance and Administration, Treasurer and Secretary (Principal Financial and Accounting Officer)	October 19, 2007

/s/ MARTIN R. HOFFMANN Martin R. Hoffmann	Director	October 19, 2007

/s/ CARMINE VONA Carmine Vona	Director	October 19, 2007

/s/ THOMAS F. OLSON Thomas F. Olson	Director	October 19, 2007

/s/ MARY PALERMO COTTON Mary Palermo Cotton	Director	October 19, 2007

EXHIBIT INDEX

Exhibit No.	Description

2.1	Agreement for the Purchase and Sale of Share Capital of The ON Demand Group Limited, dated as of September 23, 2005, by and among the Company, Anthony Kelly, Andrew Birchall and the other parties set forth on the signature pages thereto (filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K previously filed September 29, 2005 with the Commission (File No. 000-21393) and incorporated herein by reference).

2.2	Variation Agreement, dated as of June 30, 2006, by and among the Company, Anthony Kelly, Andrew Birchall and the others set forth on the signature pages thereto, to that certain Agreement for the Sale and Purchase of Share Capital of On Demand Group Limited (filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K previously filed July 6, 2006 with the Commission (File No. 000-21393) and incorporated herein by reference).

3.1	Amended and Restated Certificate of Incorporation of the Company (filed as Exhibit 3.3 to the Company’s Registration Statement on Form S-1 previously filed on November 4, 1996 with the Commission (File No. 333-12233) and incorporated herein by reference).

3.2	Certificate of Amendment, filed May 25, 2000 with the Secretary of State in the State of Delaware, to the Amended and Restated Certificate of Incorporation of the Company (filed as Exhibit 4.1 to the Company’s Quarterly Report on 10-Q previously filed on December 15, 2000 with the Commission (Filed No. 000-21393) and incorporated herein by reference).

3.3	Amended and Restated By-laws of the Company (filed as Exhibit 3.5 to the Company’s Registration Statement on Form S-1 previously filed on November 4, 1996 with the Commission (File No. 333-12233) and incorporated herein by reference).

4.1	Specimen certificate representing the Common Stock (filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-1 previously filed on November 4, 1996 with the Commission (File No. 333-12233) and incorporated herein by reference).

4.2	Amended and Restated Certificate of Incorporation of the Company (filed as Exhibit 3.3 to the Company’s Registration Statement on Form S-1 previously filed on November 4, 1996 with the Commission (File No. 333-12233) and incorporated herein by reference).

4.3	Certificate of Amendment, filed May 25, 2000 with the Secretary of State in the State of Delaware, to the Amended and Restated Certificate of Incorporation of the Company (filed as Exhibit 4.2 to the Company’s registration statement on Form S-3 previously filed on December 6, 2000 with the Commission (Filed No. 333-51386) and incorporated herein by reference).

10.1	2005 Equity Compensation and Incentive Plan (filed as Appendix A to the Company’s Proxy Statement on Schedule 14A previously filed May 27, 2005 with the Commission (File No. 000-21393) and incorporated herein by reference).

10.2	Form of Restricted Stock Unit Agreement pursuant to the Company’s 2005 Equity Compensation and Incentive Plan (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K previously filed December 14, 2005 with the Commission (File No. 000-21393) and incorporated herein by reference).

10.3	Form of Incentive Stock Option Agreement pursuant to the Company’s 2005 Equity Compensation and Incentive Plan (filed as Exhibit 10.3 to the Company’s Annual Report on Form 10-K previously filed on April 17, 2006 with the Commission (File No. 000-21393) and incorporated herein by reference).

10.4	Form of Non-Qualified Stock Option Agreement pursuant to the Company’s 2005 Equity Compensation and Incentive Plan (filed as Exhibit 10.4 to the Company’s Annual Report on Form 10-K previously filed on April 17, 2006 with the Commission (File No. 000-21393) and incorporated herein by reference).

10.5	Amended and Restated 1995 Stock Option Plan (filed as Annex B to the Company’s Proxy Statement on Form 14a previously filed on May 31, 2001 with the Commission (File No. 000-21393) and incorporated herein by reference).

10.6	Form of Incentive Stock Option Agreement pursuant to SeaChange’s Amended and Restated 1995 Stock Option Plan (filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on October 6, 2004 with the Commission (File No. 000-21393) and incorporated herein by reference).

10.7	Form of Non-Qualified Stock Option Agreement pursuant to SeaChange’s Amended and Restated 1995 Stock Option Plan (filed as Exhibit 99.2 to the Company’s Current Report on Form 8-K filed on October 6, 2004 with the Commission (File No. 000-21393) and incorporated herein by reference).

10.8	Form of Lockup Agreement (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K previously filed February 1, 2006 with the Commission (File No. 000-21393) and incorporated herein by reference).

10.9	1996 Non-Employee Director Stock Option Plan (filed as Exhibit 10.2 to the Company’s Registration Statement on Form S-1 previously filed on November 4, 1996 with the Commission (File No. 333-12233) and incorporated herein by reference).

Exhibit No.	Description

10.10	Third Amended and Restated 1996 Employee Stock Purchase Plan of the Company (filed as Appendix A to the Company’s Definitive Proxy Statement filed on Schedule 14A previously filed on May 24, 2006 with the Commission (File No. 000-21393) and incorporated herein by reference).

10.11	Loan and Security Agreement, dated as of October 22, 2001, by and between Citizens Bank of Massachusetts and the Company (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q previously filed on December 13, 2001 with the Commission (File No. 000-21393) and incorporated herein by reference).

10.12	Amendment No. 1, dated as of June 14, 2002, by and between the Company and Citizen’s Bank of Massachusetts, to that certain Loan and Security Agreement, dated as of October 22, 2001, by and between the Company and Citizen’s Bank of Massachusetts (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q previously filed on September 13, 2002 with the Commission (File No. 000-21393) and incorporated herein by reference).

10.13	Amendment No. 2, dated as of April 21, 2003, between the Company and Citizen’s Bank of Massachusetts, to that certain Loan and Security Agreement, dated as of October 22, 2001 by and between the Company and Citizen’s Bank of Massachusetts (filed as Exhibit 10.7 to the Company’s Annual Report on Form 10-K previously filed on May 1, 2003 with the Commission (File No. 000-21393) and incorporated herein by reference).

10.14	Amendment No. 3, dated as of December 1, 2003, between the Company and Citizens Bank of Massachusetts, to that certain Loan and Security Agreement, dated as of October 22, 2001 by and between the Company and Citizens Bank of Massachusetts (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on December 15, 2003 with the Commission (File No. 000-21393) and incorporated herein by reference).

10.15	Amendment No. 8, dated as of April 14, 2006, between the Company and Citizens Bank of Massachusetts, to that certain Loan and Security Agreement, dated as of October 22, 2001, by and between the Company and Citizens Bank of Massachusetts (filed as Exhibit 10.15 to the Company’s Annual Report on Form 10-K previously filed on April 17, 2006 with the Commission (File No. 000-21393) and incorporated herein by reference).

10.16	License Agreement dated May 30, 1996 between Summit Software Systems, Inc. and the Company (filed as Exhibit 10.7 to the Company’s Registration Statement on Form S-1 previously filed on November 4, 1996 with the Commission (File No. 333-12233) and incorporated herein by reference).

10.17	Lease Agreement dated May 28, 1998 between Robert Quirk, Trustee of Maynard Industrial Properties Associates Trust and the Company (filed as Exhibit 10.3 to the Company’s Annual Report on Form 10-K previously filed on March 24, 1999 with the Commission (File No. 000-21393) and incorporated herein by reference).

Exhibit No.	Description

10.18	Change-in-Control Severance Agreement, dated as of July 30, 2004, by and between the Company and William L. Fiedler (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on September 9, 2004 with the Commission (File No. 000-21393) and incorporated herein by reference).

10.19	Change-in-Control Severance Agreement, dated as of July 30, 2004, by and between the Company and Ira Goldfarb (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on September 9, 2004 with the Commission (File No. 000-21393) and incorporated herein by reference).

10.20	Change-in-Control Severance Agreement, dated as of July 30, 2004, by and between the Company and Bruce Mann (filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on September 9, 2004 with the Commission (File No. 000-21393) and incorporated herein by reference).

10.21	Change-in-Control Severance Agreement, dated as of July 30, 2004, by and between the Company and William C. Styslinger, III (filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed on September 9, 2004 with the Commission (File No. 000-21393) and incorporated herein by reference).

10.22	Change-in-Control Severance Agreement, dated as of March 13, 2006, by and between the Company and Kevin Bisson (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K previously filed March 9, 2006 with the Commission (File No. 000-21393) and incorporated herein by reference).

10.23	Change-In-Control Agreement, dated as of May 31, 2006, by and between the Company and Randy Banton (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K previously filed June 19, 2006 with the Commission (File No. 000-21393) and incorporated herein by reference).

10.24	Change-in-Control Severance Agreement, dated as of December 11, 2006, by and between SeaChange and Yvette Kanouff (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K previously filed December 14, 2006 with the Commission (File No. 000-21393) and incorporated herein by reference).

10.25	Change-in-Control Severance Agreement, dated as of December 11, 2006, by and between SeaChange and Steven M. Davi (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K previously filed December 14, 2006 with the Commission (File No. 000-21393) and incorporated herein by reference).

10.26	Management Transition Agreement, dated as of January 30, 2006, by and between the Company and William L. Fiedler (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K previously filed February 1, 2006 with the Commission (File No. 000-21393) and incorporated herein by reference).

10.27	Executive Services Agreement, dated as of September 23, 2005, by and between On Demand Management Limited and Andrew Birchall (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K previously filed September 29, 2005 with the Commission (File No. 000-21393) and incorporated herein by reference).

10.28	Executive Services Agreement, dated as of September 23, 2005, by and between On Demand Management Limited and Anthony Kelly (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K previously filed September 29, 2005 with the Commission (File No. 000-21393) and incorporated herein by reference).

21.1*	List of Significant Subsidiaries.

23.1*	Consent of Grant Thornton LLP.

23.2*	Consent of PricewaterhouseCoopers LLP.

24.1	Power of Attorney (included on signature page).

31.1*	Certification Pursuant to Rule 13a-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification Pursuant to Rule 13a-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Provided herewith.

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

As discussed in Notes 1 and 11 to the consolidated financial statements, the Company’s consolidated financial statements as of and for the year ended January 31, 2007 have been restated.

As discussed in Note 5 to the consolidated financial statements, the Company changed its method of accounting for stock-based payments as of February 1, 2006.

As discussed in Notes 1 and 11 to the consolidated financial statements, the Company adopted SEC Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Qualifying Misstatements in Current Year Financial Statements.”

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of January 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated April 13, 2007, except for Notes 1 and 11 and Schedule II, as to which the date is October 19, 2007, expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an adverse opinion on the effectiveness of the Company’s internal control over financial reporting because of the existence of a material weakness.

/s/ GRANT THORNTON LLP
Boston, Massachusetts
April 13, 2007 (except for the effects of the restatement as discussed in Notes 1 and 11 and Schedule II, as to which the date is October 19, 2007)

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

As discussed in Note 1 to the consolidated financial statements, the Company has restated its consolidated financial statements for the fiscal years ended January 31, 2007, 2006 and 2005.

PricewaterhouseCoopers LLP

Boston, Massachusetts

April 17, 2006, except for Note 1, as to which the date is October 19, 2007

SEACHANGE INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEET

(in thousands, except share and per share data)

	January 31, 2007 Restated (1)	January 31, 2006 Restated (1)
Assets
Current assets:
Cash and cash equivalents	$31,179	$21,594
Restricted cash	—	500
Marketable securities	11,231	14,596
Accounts receivable, net of allowance for doubtful accounts of $466 at January 31, 2007 and $405 at January 31, 2006	28,854	30,109
Unbilled receivables	5,562	4,363
Inventories, net	19,350	19,922
Income taxes receivable	409	2,781
Prepaid expenses and other current assets	2,990	4,594

Total current assets	99,575	98,459
Property and equipment, net	30,720	27,191
Marketable securities	12,885	24,689
Investments in affiliates	14,312	12,812
Intangible assets, net	13,054	18,904
Goodwill	23,726	20,379
Other assets	5,024	5,363

Total assets	$199,296	$207,797

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$10,003	$10,016
Income taxes payable	941	2,843
Accrued litigation reserve	—	7,986
Other accrued expenses	6,623	9,084
Customer deposits	2,016	2,170
Deferred revenues	21,806	20,045
Deferred tax liabilities	366	556

Total current liabilities	41,755	52,700
Deferred tax liabilities, long-term	1,121	1,353

Total liabilities	42,876	54,053
Commitments and contingencies (Note 12)
Stockholders’ equity:
Convertible preferred stock, $0.01 par value 5,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized; 29,345,103 and 28,451,930 shares issued and outstanding at January 31, 2007 and 2006, respectively	293	285
Additional paid-in capital	184,976	176,238
Accumulated deficit	(30,424)	(22,187)
Accumulated other comprehensive income (loss)	1,575	(592)

Total stockholders’ equity	156,420	153,744

Total liabilities and stockholders’ equity	$199,296	$207,797

(1)	Refer to Note 1 to the consolidated financial statements.

The accompanying notes are an integral part of these consolidated financial statements.

SEACHANGE INTERNATIONAL, INC.

CONSOLIDATED STATEMENT OF OPERATIONS

(in thousands, except per share data)

	Fiscal Year ended January 31,
	2007 Restated (1)	2006 Restated (1)	2005 Restated (1)
Revenues:
Products	$95,000	$73,516	$113,764
Services	66,334	52,748	43,539

	161,334	126,264	157,303

Costs of revenues:
Products	48,334	45,555	60,158
Services	37,189	28,315	25,755

	85,523	73,870	85,913

Gross profit	75,811	52,394	71,390

Operating expenses:
Research and development	40,917	34,475	29,536
Selling and marketing	22,383	18,681	18,069
General and administrative	19,193	14,254	10,330
Amortization of intangible assets	5,664	2,201	1,333

	88,157	69,611	59,268

(Loss) income from operations	(12,346)	(17,217)	12,122
Interest income	1,451	2,068	1,004
Interest expense	(96)	(30)	(42)
Impairment on investment in affiliate	(150)	—	—

(Loss) income before income taxes and equity income (loss) in earnings of affiliate	(11,141)	(15,179)	13,084
Income tax benefit (expense)	1,632	2,941	(3,070)
Equity income (loss) in earnings of affiliate, net of tax	1,272	39	(148)

Net (loss) income	$(8,237)	$(12,199)	$9,866

Earnings (loss) per share:
Basic	$(0.29)	$(0.43)	$0.36

Diluted	$(0.29)	$(0.43)	$0.34

Weighted average common shares outstanding:
Basic	28,857	28,303	27,640

Diluted	28,857	28,303	29,053

(1)	Refer to Note 1 to the consolidated financial statements.

The accompanying notes are an integral part of these consolidated financial statements.

SEACHANGE INTERNATIONAL, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)

(in thousands, except share data)

	Common Stock
	Number of shares	Par value	Additional paid-in capital	Accumulated deficit Restated (1)	Deferred stock-based compensation	Accumulated other comprehensive income (loss) Restated (1)	Total Stockholders’ Equity (Restated (1)	Comprehensive income (loss)
Balance at January 31, 2004, as originally reported	27,279,365	$273	$165,410	$(19,393)	$—	$(403)	$145,887
Cumulative effect of restatement on prior periods (see Note 1)	—	—	—	31	—	—	31

Balance at January 31, 2004, as Restated	27,279,365	$273	$165,410	$(19,362)	$—	$(403)	$145,918
Issuance of common stock pursuant to exercise of stock options	562,528	6	4,529	—	—	—	4,535
Issuance of common stock in connection with the employee stock purchase plan	107,579	1	1,344	—	—	—	1,345
Issuance of common stock in connection with Comcast stock warrant exercise	225,474	2	3,143	—	—	—	3,145
Tax benefit from stock options	—	—	29	—	—	—	29
Change in unrealized gain on marketable securities, net of tax	—	—	—	—	—	78	78	$78
Translation adjustment	—	—	—	—	—	(82)	(82)	(82)
Net income	—	—	—	9,866	—	—	9,866	9,866

Comprehensive income								$9,862

Balance at January 31, 2005, as Restated	28,174,946	282	174,455	(9,496)	—	(407)	164,834
Issuance of common stock pursuant to exercise of stock options	73,012	1	364	—	—	—	365
Issuance of common stock in connection with the employee stock purchase plan	203,972	2	1,376	—	—	—	1,378
Issuance of restricted stock units	—	—	818	—	(818)	—	—
Amortization of unearned compensation on restricted stock units	—	—	—	—	43	—	43
Adjustment for equity method loss incurred during lag period	—	—	—	(492)	—	—	(492)
Change in unrealized loss on marketable securities, net of tax	—	—	—	—	—	(101)	(101)	$(101)
Translation adjustment	—	—	—	—	—	(84)	(84)	(84)
Net loss	—	—	—	(12,199)	—	—	(12,199)	(12,199)

Comprehensive loss								$(12,384)

Balance at January 31, 2006, as Restated	28,451,930	$285	$177,013	$(22,187)	$(775)	$(592)	$153,744
Issuance of common stock pursuant to exercise of stock options	266,074	2	1,587	—	—	—	1,589
Issuance of common stock in connection with the employee stock purchase plan	250,082	2	1,354	—	—	—	1,356
Issuance of common stock pursuant to vesting of restricted stock units	35,657	—	—	—	—	—	—
Issuance of common stock pursuant to second earnout for ODG acquisition (Note 7)	341,360	4	2,283	—	—	—	2,287
Stock-based compensation expense	—	—	3,514	—	—	—	3,514
Change in unrealized loss on marketable securities, net of tax	—	—	—	—	—	254	254	$254
Translation adjustment	—	—	—	—	—	1,913	1,913	1,913
Net loss	—	—	—	(8,237)	—	—	(8,237)	(8,237)
Reversal of unearned compensation upon adoption of SFAS 123R	—	—	(775)	—	775	—	—

Comprehensive loss								$(6,070)

Balance at January 31, 2007, as Restated	29,345,103	$293	$184,976	$(30,424)	$—	$1,575	$156,420

(1)	Refer to Note 1 to the consolidated financial statements.

The accompanying notes are an integral part of these consolidated financial statements.

SEACHANGE INTERNATIONAL, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

(in thousands)

	Year ended January 31,
	2007 Restated (1)	2006 Restated (1)	2005 Restated (1)
Cash flows from operating activities:
Net (loss) income	$(8,237)	$(12,199)	$9,866
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation	7,799	6,642	5,917
Amortization of intangibles and capitalized software	6,655	2,498	1,333
Inventory valuation charge	1,057	988	842
Allowance for doubtful accounts receivable	403	100	200
Amortization of premiums on marketable securities	(1)	260	947
Tax benefit from stock options	—	—	29
Equity (income) loss in earnings of affiliates	(1,273)	(39)	148
Elimination of intercompany earnings in investments in affiliates	148	—	—
Stock-based compensation	3,514	43	—
Loss on investment in affiliates	150	—	—
Deferred income taxes	(493)	(110)	—
Changes in operating assets and liabilities:
Accounts receivable	1,056	(3,978)	(8,449)
Unbilled receivables	(1,199)	(3,951)	(210)
Inventories	(4,652)	(5,366)	(3,569)
Income taxes receivable	2,372	1,304	(4,079)
Prepaid expenses and other assets	1,293	(7,232)	(1,491)
Accounts payable	(67)	(1,769)	8,312
Income taxes payable	(1,950)	(952)	1,239
Accrued litigation reserve	(7,986)	305	77
Accrued expenses	243	3,105	(705)
Customer deposits	(154)	2,005	(236)
Deferred revenues	1,623	(1,680)	4,904
Other	187	—	—

Net cash provided by (used in) operating activities	488	(20,026)	15,075

Cash flows from investing activities:
Purchases of property and equipment	(7,079)	(13,424)	(3,944)
Purchases of marketable securities	(32,267)	(24,786)	(9,592)
Proceeds from sale and maturity of marketable securities	47,692	25,488	8,918
Acquisition of businesses and payment of contingent consideration, net of cash acquired	(3,045)	(31,260)	(1,124)
Release (deposit) of restricted cash	500	500	(1,000)
Investments in affiliates	—	(10,743)	(1,000)
Repayment of (loan to) affiliate	—	750	(750)

Net cash provided by (used in) investing activities	5,801	(53,475)	(8,492)

Cash flows from financing activities:
Repayments of obligations under capital lease	—	(209)	(399)
Proceeds from issuance of common stock, net of issuance costs	2,947	1,743	5,880

Net cash provided by financing activities	2,947	1,534	5,481

Effect of exchange rate changes on cash	349	—	—
Net increase (decrease) in cash and cash equivalents	9,585	(71,967)	12,064
Cash and cash equivalents, beginning of period	21,594	93,561	81,497

Cash and cash equivalents, end of period	$31,179	$21,594	$93,561

Supplemental disclosure of cash flow information:
Income taxes paid	$1,846	$405	$6,551
Interest paid	96	30	42
Supplemental disclosure of non-cash activities:
Transfer of items originally classified as inventories to equipment	4,167	4,237	3,196
Transfer of items originally classified as equipment to inventories	—	11	188
Issuance of equity for ODG contingent consideration (Note 7)	2,287	—	—
Conversion of note receivable to equity related to investment in affiliate (Note 6)	407	—	—
Issuance of note payable for acquisition of business	—	—	1,000
Issuance of common stock in connection with warrant exercise	—	—	3,145

(1)	Refer to Note 1 to the consolidated financial statements.

The accompanying notes are an integral part of these consolidated financial statements.

SEACHANGE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Nature of Business

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

Restatement of Previously Issued Financial Statements

Subsequent to the filing of the Company’s Annual Report on Form 10-K for the year ended January 31, 2007, the Audit Committee of the Board of Directors of the Company, in consultation with Company management, concluded that due to an accounting error related to accounting for the Company’s sabbatical benefit, certain of the Company’s previously issued consolidated financial statements would need to be restated. The Company identified three errors, quantified them under the dual approach method and concluded that the correction of these errors through the Consolidated Statement of Operations would be material to the fiscal year ended January 31, 2007 in the aggregate. Accordingly the Company has determined to restate the consolidated financial statements for the fiscal years ended January 31, 2007, 2006 and 2005, even though the errors are not material to the Consolidated Balance Sheet, Consolidated Statement of Operations, Consolidated Statement of Cash Flows, or Consolidated Statement of Stockholders’ Equity and Comprehensive Income (Loss) for the fiscal years ended January 31, 2006 and 2005. A description of the 2007 restatement error and related impact on the Company’s consolidated financial statements follows.

The Company’s employee sabbatical benefit entitles U.S.-based employees who achieve eight years of service to twenty days of additional paid time off. The Company had recorded expenses for this employee benefit only when employees had actually taken the sabbatical or had left the Company. Based on the terms of the Company’s program, the Company should have accrued for this liability under Statement of Financial Accounting Standards (“SFAS”) No. 43, “Accounting for Compensated Absences,” once an employee achieved the requisite period of service, regardless as to when the paid time off, if any, had been taken. The Company has determined that it will correct this error, along with two other errors that were previously corrected through a $753,000 cumulative change adjustment to decrease the accumulated deficit at February 1, 2006 in connection with the adoption of Staff Accounting Bulletin (“SAB”) 108, “Considering the Effect of Prior Year Misstatements When Quantifying Misstatements in the Current Year” (“SAB 108”) in the fiscal year ended January 31, 2007 (See Note 11), in the following manner:

•

A decrease to accumulated deficit of $31,000 as of February 1, 2004 reflected as a cumulative effect adjustment through a restatement of the Company’s Consolidated Balance Sheet and Consolidated Statement of Stockholders’ Equity and Comprehensive Income (Loss) as of and for the fiscal year ended January 31, 2005. The cumulative adjustment resulted from an increase to inventory of $323,000 to reflect labor and overhead costs that had, in the past, been treated as period costs and had not been capitalized as a component of inventory and an increase to accrued expenses of $292,000 to reflect the sabbatical liability which should have been accrued for in previous years.

•

An increase to net loss of $63,000, a reduction to net loss of $118,000 and a reduction to net income of $72,000 to be reflected through a restatement of its Consolidated Balance Sheet, Consolidated Statement of Operations, Consolidated Statement of Cash Flows and Consolidated Statement of Stockholders’ Equity and Comprehensive Income (Loss) for the fiscal years ended January 31, 2007, 2006 and 2005, respectively. The increase to net loss of $63,000 in 2007 resulted from an increase to accrued liabilities of $63,000 to reflect the sabbatical liability which should have been accrued for during the year. The reduction to net loss of $118,000 in 2006 resulted from an increase to inventory of $300,000 to reflect labor and overhead costs that had, in the past, been treated as period costs and had not been capitalized as a component of inventory and an increase to accrued expenses of $182,000 to reflect the sabbatical liability which should have been accrued for during the year. The reduction to net income of $72,000 in 2005 resulted from an increase to accrued expenses of $202,000 to reflect the sabbatical liability which should have been accrued for during the year and a decrease to accumulated other comprehensive income (loss) of $130,000 to reflect a realized gain which should have been recognized in fiscal 2005.

•

An increase to the basic and diluted loss per share of $.01 and a reduction to the basic and diluted loss per share of $.01 for the fiscal years ended January 31, 2007 and 2006, respectively, and no per share change in the fiscal year ended January 31, 2005.

The impact of this restatement does not include any net tax effects as the Company’s deferred tax assets are fully reserved against due to the uncertainties related to the Company’s ability to generate sufficient pre-tax income for fiscal 2008 and the inability to carry back fiscal 2008 tax losses to prior years because the Company exhausted its US tax benefit carry back potential in fiscal 2007 (see Note 10).

As described above, the Company is required to retrospectively apply SAB 108 to its previously identified two errors and unwind the cumulative effect transition adjustment previously recorded in fiscal 2007. In the fiscal 2007 Original Form 10-K, the Company elected the prospective transition method of SAB 108, quantified the two errors under the roll-over method and concluded they were immaterial, individually and in the aggregate. Inventory was increased by $623,000 to reflect labor and overhead costs that had, in the past, been treated as period costs and had not been capitalized as a component of inventory. Accumulated other comprehensive income (loss) was decreased by $130,000 to reflect a realized gain which should have been recognized in fiscal 2005.

Impact of Restatements

The following summarizes the effects of the restatements on net (loss) income on each annual period and beginning retained earnings:

	Fiscal Year ended January 31,
	2007	2006	2005
Net (loss) income as previously reported	$(8,174)	$(12,317)	$9,938
Pre tax restatement adjustments:
Sabbatical leave	(63)	(182)	(202)
Capitalization of labor and overhead to inventory	—	300	—
Other comprehensive income	—	—	130
Net (loss) income, as restated	$(8,237)	$(12,199)	$9,866
The table below sets forth the effect of the restatement adjustments on the applicable line items within the Company’s Consolidated Balance Sheet for the year ended January 31, 2007:
	As Previously Reported	Restatement Adjustments	As Restated
Liabilities and Stockholders’ Equity
Current liabilities:
Other accrued expenses	$5,884	$739	$6,623
Total current liabilities	41,016	739	41,755
Total liabilities	42,137	739	42,876
Accumulated deficit	(29,685)	(739)	(30,424)
Total stockholders’ equity	$157,159	$(739)	$156,420

The table below sets forth the effect of the restatement adjustments on the applicable line items within the Company’s Consolidated Statement of Operations for the year ended January 31, 2007:

	As Previously Reported	Restatement Adjustments	As Restated
Costs of revenues:
Products	$48,316	$18	$48,334
Services	37,169	20	37,189
	85,485	38	85,523
Gross profit	75,849	(38)	75,811
Operating expenses:
Research and development	40,914	3	40,917
Selling and marketing	22,413	(30)	22,383
General and administrative	19,141	52	19,193
Amortization of intangible assets	5,664	—	5,664
	88,132	25	88,157
Loss from operations	(12,283)	(63)	(12,346)
Loss before income taxes and equity loss in earnings of affiliate	(11,078)	(63)	(11,141)
Net loss	$(8,174)	$(63)	$(8,237)

The table below sets forth the effect of the restatement adjustments on the applicable line items within the Company’s Consolidated Statement of Cash Flows for the year ended January 31, 2007:

	As Previously Reported	Restatement Adjustment	As Restated
Cash flows from operating activities:
Net loss	$(8,174)	$(63)	$(8,237)
Adjustments to reconcile net loss to net cash provided by operating activities:
Changes in operating assets and liabilities:
Accrued expenses	180	63	243
Net cash provided by operating activities	$488	$—	$488

The table below sets forth the effect of the restatement adjustments on the applicable line items within the Company’s Consolidated Balance Sheet for the year ended January 31, 2006:

	As Previously Reported	Restatement Adjustment	As Restated
Assets
Current assets:
Inventories, net	$19,299	$623	$19,922
Total current assets	97,836	623	98,459
Total assets	$207,174	$623	$207,797
Liabilities and Stockholders’ Equity
Current liabilities:
Other accrued expenses	$8,408	$676	$9,084
Total current liabilities	52,024	676	52,700
Total liabilities	53,377	676	54,053
Accumulated deficit	(22,264)	77	(22,187)
Accumulated other comprehensive income	(462)	(130)	(592)
Total stockholders’ equity	153,797	(53)	153,744
Total liabilities and stockholders’ equity	$207,174	$623	$207,797

The table below sets forth the effect of the restatement adjustments on the applicable line items within the Company’s Consolidated Statement of Operations for the year ended January 31, 2006:

	As Previously Reported	Restatement Adjustments	As Restated
Costs of revenues:
Products	$45,858	$(303)	$45,555
Services	28,275	40	28,315
	74,133	(263)	73,870
Gross profit	52,131	263	52,394
Operating expenses:
Research and development	34,378	97	34,475
Selling and marketing	18,646	35	18,681
General and administrative	14,241	13	14,254
Amortization of intangible assets	2,201	—	2,201
	69,466	145	69,611
Loss from operations	(17,335)	118	(17,217)
Loss before income taxes and equity loss in earnings of affiliate	(15,297)	118	(15,179)
Net loss	$(12,317)	$118	$(12,199)

The table below sets forth the effect of the restatement adjustments on the applicable line items within the Company’s Consolidated Statement of Cash flows for the year ended January 31, 2006:
	As Previously Reported	Restatement Adjustment	As Restated
Cash flows from operating activities:
Net loss	$(12,317)	$118	$(12,199)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Inventories	(5,066)	(300)	(5,366)
Accrued expenses	2,923	182	3,105
Net cash used in operating activities	$(20,026)	$—	$(20,026)

The table below sets forth the effect of the restatement adjustments on the applicable line items within the Company’s Consolidated Balance Sheet for the year ended January 31, 2005:
	As Previously Reported	Restatement Adjustment	As Restated
Accumulated deficit	(9,455)	(41)	(9,496)
Accumulated other comprehensive loss	(277)	(130)	(407)
Total stockholders’ equity	$165,005	$(171)	$164,834

The table below sets forth the effect of the restatement adjustments on the applicable line items within the Company’s Consolidated Statement of Operations for the year ended January 31, 2005:

	As Previously Reported	Restatement Adjustments	As Restated
Costs of revenues:
Products	$60,141	$17	$60,158
Services	25,705	50	25,755
	85,846	67	85,913
Gross profit	71,457	(67)	71,390
Operating expenses:
Research and development	29,424	112	29,536
Selling and marketing	18,053	16	18,069
General and administrative	10,323	7	10,330
Amortization of intangible assets	1,333	—	1,333
	59,133	135	59,268
Income from operations	12,324	(202)	12,122
Income before income taxes and equity income in earnings of affiliate	13,286	(202)	13,084
Income tax expense	(3,200)	130	(3,070)
Net income	$9,938	$(72)	$9,866

The table below sets forth the effect of the restatement adjustments on the applicable line items within the Company’s Consolidated Statement of Cash Flows for the year ended January 31, 2005:

	As Previously Reported	Restatement Adjustment	As Restated
Cash flows from operating activities:
Net income	$9,938	$(72)	$9,866
Adjustments to reconcile net income to net cash provided by operating activities:
Changes in operating assets and liabilities:
Accrued expenses	(907)	202	(705)
Net cash provided by operating activities	14,945	130	15,075
Cash flows from investing activities:
Proceeds from sale and maturity of marketable securities	9,048	(130)	8,918
Net cash used in investing activities	$(8,362)	$(130)	$(8,492)

2.	Summary of Significant Accounting Policies

Significant accounting policies followed in the preparation of the accompanying consolidated financial statements are as follows:

Principles of Consolidation

The Company consolidates the financial statements of its wholly owned subsidiaries and all inter-company accounts are eliminated in consolidation. SeaChange also holds minority investments in the capital stock of certain private companies having product offerings or customer relationships that have strategic importance. The Company evaluates its equity and debt investments and other contractual relationships with affiliate companies in order to determine whether the guidelines of FASB Interpretation (“FIN”) No. 46, “Consolidation of Variable Interest Entities,”, as revised under FIN 46R should be applied in the financial statements. FIN 46R addresses consolidation by business enterprises of variable interest entities that possess certain characteristics. A variable interest entity (“VIE”) is defined as an entity in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support. The primary beneficiary is required to consolidate the financial position and results of the VIE. Since the adoption of FIN 46R in the first quarter of fiscal 2005, the Company concluded that FIN 46R has not required the consolidation of any affiliate company. The Company has concluded that it is not the primary beneficiary for any variable interest entities during the fiscal year ended January 31, 2007.

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

Use of Estimates

The preparation of these financial statements in conformity with accounting principles generally accepted in the United States of America requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and disclosure of contingent assets and liabilities. On an ongoing basis, management evaluates these estimates and judgments, including those related to revenue recognition, valuation of inventory and accounts receivable, valuation of investments and income taxes, stock-based compensation, sabbatical leave, software development costs eligible for capitalization, goodwill, intangible assets and related amortization. The Company bases these estimates on historical and anticipated results and trends and on various other assumptions that the Company believes are reasonable under the circumstances, including assumptions as to future events. These estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. By their nature, estimates are subject to an inherent degree of uncertainty. Actual results may differ from management’s estimates.

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

	Cost	Fair Market Value	Unrealized Gain (Loss)
January 31, 2007:
Cash	$30,491	$30,491	$—
Cash equivalents	688	688	—

Cash and cash equivalents	31,179	31,179	—

US government agency issues	10,210	10,212	2
Corporate debt securities	18	18	—
State and municipal obligations	1,001	1,001	—

Marketable securities—short-term	11,229	11,231	2

US government agency issues	10,965	10,929	(36)
Corporate debt securities	1,936	1,956	20

Marketable securities—long-term	12,901	12,885	(16)

Total cash equivalents and marketable securities	$55,309	$55,295	$(14)

January 31, 2006:
Cash	$18,258	$18,258	$—

	Cost	Fair Market Value	Unrealized Gain (Loss)
Cash equivalents	3,336	3,336	—
Cash and cash equivalents	21,594	21,594	—

US government agency issues	8,308	8,293	(15)
Corporate debt securities	2,225	2,203	(22)
State and municipal obligations	4,100	4,100	—

Marketable securities—short-term	14,633	14,596	(37)

US government agency issues	22,984	22,749	(235)
Corporate debt securities	1,936	1,940	4

Marketable securities—long-term	24,920	24,689	(231)

Total cash equivalents and marketable securities	$61,147	$60,879	$(268)

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

Stock-based Compensation

On February 1, 2006, SeaChange adopted SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), which requires the measurement and recognition of compensation expense for all stock-based awards made to employees and directors including stock options, employee stock purchases under a stock purchase plan, and non-vested share awards (restricted stock units) based on estimated fair values. SFAS 123R supersedes the Company’s previous accounting under Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). The Company adopted the provisions of SFAS 123R using the modified prospective transition method beginning February 1, 2006, the first day of the first quarter of fiscal 2007. In accordance with that transition method, the Company has not restated prior periods for the effect of compensation expense calculated under SFAS 123R. The Company has continued to use the Black-Scholes option pricing model for determining the estimated fair values of all applicable awards. The determination of the fair value of stock-based awards on the date of grant using an option pricing model is affected by the historical price of the Company’s stock as well as key assumptions including the expected life of the award, the expected stock price, volatility over the term of the award and actual and projected exercise behaviors. For all awards the Company has recognized stock compensation expense using a straight-line amortization method over the vesting period of the award. As SFAS 123R requires that stock-based compensation expense be based on awards that ultimately vest, estimated share-based compensation for fiscal 2007 has been reduced for estimated forfeitures.

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

Below is a summary of the shares used in calculating basic and diluted earnings (loss) per share for the periods indicated:

	Year Ended January 31,
	2007	2006	2005
Weighted average shares used in calculating earnings (loss) per share—Basic	28,857,000	28,303,000	27,640,000
Dilutive common stock equivalents	—	—	1,413,000

Weighted average shares used in calculating earnings (loss) per share—Diluted	28,857,000	28,303,000	29,053,000

New Accounting Pronouncements

In February 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments – an amendment of FASB Statements No. 133 and 140” (“SFAS 155”). SFAS 155 permits a fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that would otherwise require bifurcation. This accounting standard is effective as of the beginning of fiscal years beginning after September 15, 2006. The effect of adopting SFAS 155 on the Company’s financial position and results of operations will be immaterial.

In March 2006, the FASB issued the SFAS No. 156, “Accounting for Servicing of Financial Assets, an amendment of FASB Statements No. 140” (“SFAS 156”). SFAS 156 requires that servicing assets and servicing liabilities be recognized at fair value, if practicable, when we enter into a servicing agreement and allows two alternatives, the amortization and fair value measurement methods, as subsequent measurement methods. This accounting standard is effective for all new transactions occurring as of the beginning of fiscal years beginning after September 15, 2006. The effect of adopting SFAS 156 on the Company’s financial position and results of operations will be immaterial.

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”). This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” The interpretation prescribes a recognition threshold and measurement attribute for a tax position taken or expected to be taken in a tax return and also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. The Company will adopt FIN 48 as of February 1, 2007, as required. The cumulative effect of adopting FIN 48 will be recorded as an adjustment to opening retained earnings and other accounts as applicable. The Company is currently evaluating the effect of FIN 48 on the Company’s results of operations or financial position.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurement” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value using generally accepted accounting principles, and expands disclosures about fair value measurements. This Statement does not require any new fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company does not expect the adoption of SFAS 157 to have a material impact on its financial statements.

In June 2006, the FASB issued Emerging Issues Task Force (“EITF”) No. 06-02, “Accounting for Sabbatical Leave and Other Similar Benefits Pursuant to FASB Statement No. 43, Accounting for Compensated Absences” (“EITF 06-02”). A sabbatical leave is a benefit provided to employees whereby the employee is entitled to time off with pay, over and above routine vacation time, after working for a specified period of time. The Company offers an additional twenty days of sabbatical leave to U.S.-based employees upon completion of eight years of service. EITF 06-02 concluded that an employee’s right to a compensated absence under a sabbatical or similar benefit arrangement does accumulate pursuant to FASB Statement No. 43, “Accounting for Compensated Absences,” and therefore, a liability should be accrued over the service period in which employees earn the right to sabbatical leave. The Company adopted EITF 06-02 in the first quarter of fiscal 2008 in its restated Form 10-Q/A for the period ended April 30, 2007, to be filed subsequent to filing the Form 10-K/A, and recorded a cumulative effect of change in accounting principle totaling $769,000 as of February 1, 2007. The impact of this adoption does not include any tax effects as the Company’s deferred tax assets are fully reserved against due to the uncertainties related to the Company’s ability to generate sufficient pre-tax income for fiscal 2008 and the inability to carry back fiscal 2008 tax losses to prior years because the Company exhausted its US tax benefit carry back potential in fiscal 2007 (see Note 10).

In September 2006, the SEC staff released SAB 108. SAB 108 was issued in order to eliminate the diversity of practice surrounding how public companies quantify financial statement misstatements. Traditionally, there have been two widely-recognized methods for quantifying the effects of financial statement misstatements: the “roll-over” method and the “iron curtain” method. The roll-over method focuses primarily on the impact of a misstatement on the income statement, including the reversing effect of prior year misstatements, but its use can lead to the accumulation of misstatements in the balance sheet. The iron curtain method focuses primarily on the effect of correcting the period-end balance sheet with less emphasis on the reversing effects of prior year errors on the income statement. The Company previously used the roll-over method for quantifying identified financial statement misstatements.

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

SAB 108 permits public companies to initially apply its provisions either by (i) restating prior financial statements as if the “dual approach” had always been used or (ii) recording the cumulative effect of initially applying the “dual approach” as adjustments to the carrying values of assets and liabilities as of the beginning of the year of adoption, February 1, 2006, for the Company, with an offsetting adjustment recorded to the opening balance of retained earnings. The Company has applied the provisions of SAB 108 using retrospective application as of February 1, 2004, as discussed in Note 11 to the Company’s consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of adopting SFAS 159 on its financial statements.

3.	Consolidated Balance Sheet Detail

Inventories consist of the following:

	January 31,
	2007	2006 As Restated
Components and assemblies	$11,825,000	$14,078,000
Finished products	7,525,000	5,844,000

	$19,350,000	$19,922,000

Property and equipment consist of the following:

	Estimated useful life (years)	January 31,
		2007	2006
Land		$3,063,000	$283,000
Buildings	20	12,509,000	2,150,000
Office furniture and equipment	5	2,320,000	2,204,000
Computer equipment, software and demonstration equipment	3	43,833,000	38,467,000
Deployed assets	2-7	3,280,000	3,405,000
Service and spare components	5	6,796,000	5,516,000
Leasehold improvements	1-7	1,511,000	2,694,000
Automobiles/truck	5	649,000	635,000
Construction in progress		—	10,347,000

		73,961,000	65,701,000
Less - Accumulated depreciation and amortization		(43,241,000)	(38,510,000)

		$30,720,000	$27,191,000

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

Other accrued expenses consist of the following:

	January 31,
	2007 As Restated	2006 As Restated
Accrued consideration payable to former shareholders in ODG	$—	$2,804,000
Other accrued expenses	6,623,000	6,280,000

	$6,623,000	$9,084,000

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

4.	Segment Information and Significant Customer Information (Restated)

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

	Year ended January 31,
	2007 As Restated	2006 As Restated	2005 As Restated
Revenues:
Broadband hardware, software and systems	$84,905,000	$64,365,000	$100,049,000
Broadcast hardware, software and systems	10,095,000	9,151,000	13,715,000
Services	66,334,000	52,748,000	43,539,000

	$161,334,000	$126,264,000	$157,303,000

Costs of revenues:
Broadband hardware, software and systems	$39,082,000	$36,608,000	$51,038,000
Broadcast hardware, software and systems	9,252,000	8,947,000	9,120,000
Services	37,189,000	28,315,000	25,755,000

	$85,523,000	$73,870,000	$85,913,000

Gross profit:
Broadband hardware, software and systems	$45,823,000	$27,757,000	$49,011,000
Broadcast hardware, software and systems	843,000	204,000	4,595,000
Services	29,145,000	24,433,000	17,784,000

	$75,811,000	$52,394,000	$71,930,000

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

5.	Stock-Based Compensation and Stock Incentive Plans

Effective February 1, 2006, SeaChange adopted on a modified prospective basis the provisions of the Financial Accounting Standards Board’s SFAS 123R, which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including employee stock options, restricted stock units and employee stock purchases related to SeaChange’s Employee Stock Purchase Plan (“ESPP”) based on estimated fair values. Accordingly, stock-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as expense on a straight-line basis over the employee’s requisite service period. SeaChange has applied the provisions of SAB No. 107, “Share-Based Payment,” (“SAB 107”) in its adoption of SFAS 123R.

Impact of the Adoption of SFAS 123R

Under the modified prospective transition method, SeaChange recognized stock-based compensation expense during the year ended January 31, 2007 for: (a) ESPP awards from offering periods that began on December 1, 2005, June 1, 2006 and December 1, 2006 and ended on May 31, 2006, November 30, 2006 and May 31, 2007, respectively, (b) stock options and restricted stock units granted prior to, but not yet vested as of February 1, 2006, based on the grant date fair value estimated in accordance with the disclosure provisions of SFAS 123, and (c) stock options and restricted stock units granted subsequent to February 1, 2006, based on the grant date fair value, estimated in accordance with the provisions of SFAS 123R. Under the modified prospective transition method, results for prior periods are not restated. The adoption of SFAS 123R did not affect the accounting for stock-based compensation expense related to restricted stock units. The fair value of a restricted stock unit is the market value of a share of the Company’s common stock on the date of grant of the restricted stock unit. This fair value is amortized on a straight-line basis over the related vesting period of the restricted stock unit.

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

Since additional option grants are expected to be made each year and options vest over several years, the effects of applying SFAS 123R for recording stock-based compensation for the year ended January 31, 2007 are not indicative of future amounts.

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

Pro Forma Information Under SFAS 123

Prior to February 1, 2006, SeaChange accounted for its stock plans under the provisions of APB 25 and provided pro forma disclosures as though the fair value method was reported in accordance with SFAS No. 123, “Accounting for Stock-Based Compensation,” (“SFAS 123”), as amended by SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure, An Amendment of SFAS No. 123”. The effects of applying SFAS 123 in this pro forma disclosure are not indicative of future amounts.

The pro forma information for the years ended January 31, 2006 and 2005 was as follows:

(Amounts in thousands, except share amounts)	Year ended January 31, 2006 As Restated	Year ended January 31, 2005 As Restated
Net (loss) income, as reported	$(12,199)	$9,866
Add: Stock-based compensation under APB No. 25, net of related tax effect	34	—
Less: Stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(12,688)	(9,100)

Pro forma net (loss) income	$(24,853)	$766

Basic (loss) earnings per share
As reported	$(0.43)	$0.36
Pro forma	$(0.88)	$0.03
Diluted (loss) earnings per share
As reported	$(0.43)	$0.34
Pro forma	$(0.88)	$0.03

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

SeaChange reviewed the Preferred Stock Purchase Agreement and related agreements and determined that Casa was a variable interest entity (“VIE”) as defined by the accounting guidance of FIN 46R. SeaChange concluded that it is not the primary beneficiary in Casa. Consequently, SeaChange accounts for this investment under the cost method of accounting. At January 31, 2007, SeaChange again reviewed the Casa investment as part of its annual review of this arrangement and determined that Casa was still a VIE as defined by the accounting guidance of FIN 46R and concluded again that SeaChange is not the primary beneficiary in Casa.

In determining whether the Company’s convertible preferred stock investment in Casa was in-substance an investment in common stock, the Company considered whether its investment has substantive liquidation preferences over Casa’s common stock. The Company also considered whether Casa had little or no subordinated equity from a fair value perspective and whether the stated liquidation preference of the convertible preferred stock was significant in relation to the purchase price of the investment. The estimated fair value of Casa’s common stock significantly exceeded the estimated fair value of Casa’s convertible preferred stock (including the liquidation preference and purchase call option), all of which were determined by an independent valuation expert. As a result, SeaChange’s convertible preferred stock investment retained a “substantive liquidation preference,” as defined by paragraph 6a. of EITF 02-14, “Whether an Investor Should Apply the Equity Method of Accounting to Investments Other Than Common Stock If the Investor Has the Ability to Exercise Significant Influence Over the Operating and Financial Policies of the Investee” (“EITF 02-14”), over the holders of Casa’s common stock. The Company considered Example 2 of Exhibit 02-14A, “Examples of the Application of the Characteristics of In-Substance Common Stock” of EITF 02-14 as it was substantially similar to the facts and circumstances involving SeaChange’s convertible preferred stock investment in Casa. In that example, the stated liquidation preference of a preferred stock investment is equal to the fair value of the preferred stock and the fair value of the common stock exceeds that of the preferred stock. The conclusion from this example is that because the liquidation preference is substantive, the subordination characteristics of the preferred stock are not substantially similar to the subordination characteristics of the common stock. As a result, the preferred stock investment in this example is not in-substance common stock and no further evaluation for equity accounting treatment is required.

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

Accordingly, since the Company’s convertible preferred stock investment was not “in-substance” common stock, and the investment is not a SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” security, the cost method of accounting would be required to record its convertible preferred investment as long as the estimated fair value of Casa’s common stock continued to be sufficient to support a determination that the convertible preferred stock was not “in-substance” common stock. The Company has evaluated the characteristics of EITF 02-14 and APB No. 18 and has concluded that it does not have the ability to exercise significant influence over Casa and that, as a result, the use of the cost method of investment is appropriate.

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

In connection with the step acquisition of ODG, SeaChange reconsidered its investments and other contractual arrangements with Filmflex and determined that Filmflex was not a VIE and SeaChange would not be the primary beneficiary as defined by the accounting guidance of FIN 46R. Consequently, SeaChange accounts for this investment under the equity method of accounting. SeaChange’s proportionate share of Filmflex’s income is reported one month in arrears.

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

10.	Income Taxes (Restated)

The components of (loss) income before income taxes are as follows:

	Year ended January 31,
	2007 As Restated	2006 As Restated	2005 As Restated
Domestic	$(11,454,000)	$(18,424,000)	$13,123,000
Foreign	313,000	3,245,000	(39,000)

	$(11,141,000)	$(15,179,000)	$13,084,000

The components of the income tax benefit (expense) are as follows:

	Year ended January 31,
	2007	2006	2005 As Restated
Current benefit (expense):
Federal	$1,188,000	$3,380,000	$(2,337,000)
State		—	(490,000)
Foreign	(49,000)	(439,000)	(243,000)

	1,139,000	2,941,000	(3,070,000)

Deferred benefit (expense):
Federal	—	—	—
State	—	—	—
Foreign	493,000	—	—

	493,000	—	—

	$1,632,000	$2,941,000	$(3,070,000)

The components of deferred income taxes are as follows:

	January 31, 2007 As Restated	January 31, 2006 As Restated
Deferred tax assets:
Inventories	$1,880,000	$1,663,000
Allowance for doubtful accounts	140,000	155,000
Deferred revenue	1,256,000	1,824,000
Accrued litigation reserve and patent costs	616,000	3,648,000
Accrued expenses	428,000	602,000
Capitalized intangible costs	1,475,000	1,591,000
Various tax credit carryforwards—federal and state	7,766,000	3,122,000
Federal net operating loss carryforwards	4,352,000	—
State net operating loss carryforwards	1,023,000	466,000
Foreign net operating loss carryforwards	1,063,000	359,000
Acquired net operating loss carryforwards and basis differences	—	3,361,000
Other	192,000	112,000

Deferred tax assets	20,191,000	16,903,000
Less: Valuation allowance	(18,785,000)	(15,444,000)

Net deferred tax assets	1,406,000	1,459,000
Deferred tax liabilities:
Property and equipment	1,268,000	1,371,000
Intangible assets	1,469,000	1,912,000

Deferred tax liabilities	2,737,000	3,283,000

Total net deferred tax liabilities	$1,331,000	$1,824,000

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

Utilization of these net operating loss carryforwards may be limited pursuant to provisions of the respective local jurisdiction. When realized, $219,000 of the federal losses will result in an adjustment to APIC due to the adoption of SFAS 123R in fiscal 2007.

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

The income tax benefit (expense) computed using the federal statutory income tax rate differs from SeaChange’s effective tax rate primarily due to the following:

	Year ended January 31,
	2007 As Restated	2006 As Restated	2005 As Restated
Statutory U.S. federal tax rate	$3,899,000	$5,295,000	$(4,579,000)
State taxes, net of federal tax benefit	557,000	516,000	(594,000)
Change in valuation allowance on U.S. net deferred tax assets	(3,869,000)	(4,385,000)	2,856,000
Non-deductible stock compensation expense	(996,000)	—	—
Other	314,000	(448,000)	(65,000)
Alternative minimum tax	—	—	(638,000)
Research and development tax credits	1,080,000	2,332,000	122,000
Foreign tax rate differential	647,000	(369,000)	(172,000)

	$1,632,000	$2,941,000	$(3,070,000)

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

For the fiscal year 2006, SeaChange’s income tax benefit was primarily attributable to operating losses generated during the current fiscal year that were carried back to recover taxes paid in prior years. Included in income tax expense of $3.1 million for fiscal year 2005 was a $2.1 million benefit primarily related to the implementation of a tax law change relating to the tax treatment of deferred revenues which resulted in the realization of a deferred tax asset and a corresponding valuation allowance release as SeaChange began to follow that same method for both book and tax purposes for recognizing revenue for maintenance service contracts.

11.	Stockholders’ Equity (Restated)

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

Retrospective Application of SAB 108

In September 2006, the SEC staff released SAB 108. SAB 108 was issued in order to eliminate the diversity of practice surrounding how public companies quantify financial statement misstatements. Traditionally, there have been two widely-recognized methods for quantifying the effects of financial statement misstatements: the “roll-over” method and the “iron curtain” method. The roll-over method focuses primarily on the impact of a misstatement on the income statement, including the reversing effect of prior year misstatements, but its use can lead to the accumulation of misstatements in the balance sheet. The iron curtain method focuses primarily on the effect of correcting the period-end balance sheet with less emphasis on the reversing effects of prior year errors on the income statement. The Company previously used the roll-over method for quantifying identified financial statement misstatements.

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

SAB 108 permits public companies to initially apply its provisions either by (i) restating prior financial statements as if the “dual approach” had always been used or (ii) recording the cumulative effect of initially applying the “dual approach” as adjustments to the carrying values of assets and liabilities as of the beginning of the year of adoption, February 1, 2006, for the Company, with an offsetting adjustment recorded to the opening balance of retained earnings. The Company recorded the effects of applying SAB 108 by restating prior financial periods.

The Company identified three errors, quantified them under the dual approach method and concluded that the correction of these errors through the Consolidated Statement of Operations would be material to the fiscal year ended January 31, 2007 in the aggregate. Accordingly, the Company has determined to restate the consolidated financial statements for the fiscal years ended January 31, 2007, 2006, and 2005, even though the errors are not material to the Consolidated Balance Sheet, Consolidated Statement of Operations, Consolidated Statement of Cash Flows, or Consolidated Statement of Stockholders’ Equity and Comprehensive Income (Loss) for the fiscal years ended January 31, 2006 and 2005. The Company recorded a decrease to accumulated deficit of $31,000 as of February 1, 2004 to restate its Consolidated Balance Sheet and Consolidated Statement of Stockholders’ Equity and Comprehensive Income (Loss) as of and for the fiscal January 31, 2005. The Company also recorded an increase to net loss of $63,000, a reduction to net loss of $118,000 and a reduction to net income of $72,000 to restate its Consolidated Balance Sheet, Consolidated Statement of Operations, Consolidated Statement of Cash Flows and Consolidated Statement of Stockholders’ Equity and Comprehensive Income (Loss) for the fiscal years ended January 31, 2007, 2006 and 2005, respectively.

The adjustments made in fiscal years 2005, 2006 and 2007 and related effects of the restatements discussed in Note 1 are as follows:

Selected Balance Sheet Data as of January 31, 2005	As Previously Reported	Sabbatical Accrual	Capitalized Labor and Overhead	Other Comprehensive Income	As Restated
Inventory	$19,458	$—	$323	$—	$19,781
Current assets	173,868	—	323	—	174,191
Total assets	212,305	—	323	—	212,628
Accrued expenses	4,611	494	—	—	5,105
Current liabilities	47,300	494	—	—	47,794
Total liabilities	47,300	494	—	—	47,794
Accumulated deficit	(9,455)	(494)	323	130	(9,496)
Other comprehensive income	(277)	—	—	(130)	(407)
Total stockholders’ equity	165,005	(494)	323	—	164,834
Total liabilities & stockholders’ equity	212,305	—	323	—	212,628

Selected Balance Sheet Data as of January 31, 2006	As Previously Reported	Sabbatical Accrual	Capitalized Labor and Overhead	Other Comprehensive Income	As Restated
Inventory	$19,299	$—	$623	$—	$19,922
Current assets	97,836	—	623	—	98,459
Total assets	207,174	—	623	—	207,797
Accrued expenses	8,408	676	—	—	9,084
Current liabilities	52,024	676	—	—	52,700
Total liabilities	53,377	676	—	—	54,053
Accumulated deficit	(22,264)	(676)	623	130	(22,187)
Other comprehensive income	(462)	—	—	(130)	(592)
Total stockholders’ equity	153,797	(676)	623	—	153,744
Total liabilities & stockholders’ equity	207,174	—	623	—	207,797

Selected Balance Sheet Data as of January 31, 2007	As Previously Reported	Sabbatical Accrual	Capitalized Labor and Overhead	Other Comprehensive Income	As Restated
Inventory	$19,350	$—	$—	$—	$19,350
Current assets	99,575	—	—	—	99,575
Total assets	199,296	—	—	—	199,296
Accrued expenses	5,884	739	—	—	6,623
Current liabilities	41,016	739	—	—	41,755
Total liabilities	42,137	739	—	—	42,876
Accumulated deficit	(29,685)	(739)	—	—	(30,424)
Other comprehensive income	1,575	—	—	—	1,575
Total stockholders’ equity	157,159	(739)	—	—	156,420
Total liabilities & stockholders equity	199,296	—	—	—	199,296

Accumulated Other Comprehensive Income (Loss)

SeaChange’s accumulated other comprehensive income (loss) is as follows:

	January 31, 2007	January 31, 2006 As Restated
	(in thousands)
Accumulated other comprehensive income (loss)
Accumulated unrealized loss on marketable securities	$(14)	$(528)
Accumulated foreign currency translation adjustments	1,589	(64)

Total	$1,575	$(592)

As of January 31, 2006 the accumulated unrealized loss on marketable securities of $528,000 includes $268,000 of unrealized loss on marketable securities and $260,000 of a realized gain which should have been recognized in fiscal 2005. This unadjusted gain was deemed as immaterial in prior years and was adjusted in fiscal 2007 through a cumulative effect adjustment upon adoption of SAB 108 (see above).

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

14.	Unaudited Selected Quarterly Financial Data

Unaudited selected quarterly financial data for fiscal years of 2007 and 2006 and related effects of the restatements discussed in Note 1 are summarized below:

	Fiscal Quarters Ended (As Previously Reported)
	April 30, 2005	July 31, 2005	October 31, 2005	January 31, 2006
Revenue	$31,512	$26,195	$35,321	$33,236
Gross profit	13,508	9,181	14,610	14,832
Operating expenses	15,558	16,851	18,234	18,823
Net loss	(578)	(6,556)	(2,108)	(3,075)
Loss per share – Basic	(.02)	(.23)	(.07)	(.11)

Loss per share-Diluted	(.02)	(.23)	(.07)	(.11)

	Fiscal Quarters Ended (As Restated)
	April 30, 2005	July 31, 2005	October 31, 2005	January 31, 2006
Revenue	$31,512	$26,195	$35,321	$33,236
Gross profit	13,526	9,239	14,716	14,913
Operating expenses	15,663	16,872	18,263	18,813
Net loss	(665)	(6,519)	(2,031)	(2,984)
Loss per share-Basic	(.02)	(.23)	(.07)	(.11)
Loss per share-Diluted	(.02)	(.23)	(.07)	(.11)

	Net Income (Loss) for the Fiscal Quarter Ended
	April 30, 2005	July 31, 2005	October 31, 2005	January 31, 2006
Net loss as previously reported	$(578)	$(6,556)	$(2,108)	$(3,075)
Sabbatical Leave	(120)	(33)	(28)	(1)
Capitalization of labor and overhead to inventory	33	70	105	92
Net loss, as restated	$(665)	$(6,519)	$(2,031)	$(2,984)

	Fiscal Quarters Ended (As Previously Reported)
	April 30, 2006	July 31, 2006	October 31, 2006	January 31, 2007
Revenue	$33,241	$45,766	$42,254	$40,073
Gross profit	15,381	23,816	19,574	17,078
Operating expenses	21,458	22,783	21,750	22,141
Net (loss) income	(4,355)	959	(1,033)	(3,745)
(Loss) earnings per share-Basic	(.15)	.03	(.04)	(.13)
(Loss) earnings per share-Diluted	(.15)	.03	(.04)	(.13)

	Fiscal Quarters Ended (As Restated)
	April 30, 2006	July 31, 2006	October 31, 2006	January 31, 2007
Revenue	$33,241	$45,766	$42,254	$40,073
Gross profit	15,434	23,784	19,525	17,068
Operating expenses	21,485	22,777	21,820	22,075
Net (loss) income	(4,329)	933	(1,152)	(3,689)
(Loss) earnings per share-Basic	(.15)	.03	(.04)	(.13)
(Loss) earnings per share-Diluted	(.15)	.03	(.04)	(.13)

	Net Income (Loss) for the Fiscal Quarter Ended
	April 30, 2006	July 31, 2006	October 31, 2006	January 31, 2007
Net (loss) income as previously reported	$(4,355)	$959	$(1,033)	$(3,745)
Sabbatical Leave	(45)	(12)	(97)	91
Capitalization of labor & overhead to inventory	71	(14)	(22)	(35)
Net (loss) income, as restated	$(4,329)	$933	$(1,152)	$(3,689)

Schedule II

SEACHANGE INTERNATIONAL, INC.

VALUATION OF QUALIFYING ACCOUNTS AND RESERVES

	Balance at beginning of period	Charged to costs and expenses	Deductions and write- offs	Recovery	Balance at end of period
Accounts Receivable Allowance:
Year ended January 31, 2005	$1,197,000	$200,000	$(434,000)	$(314,000)	$649,000
Year ended January 31, 2006	649,000	100,000	(154,000)	(190,000)	405,000
Year ended January 31, 2007	405,000	403,000	(305,000)	(37,000)	466,000

Recovery represents amounts collected from customers whose accounts receivable balances had previously been reserved.

	Balance at beginning of Period Restated (1)	Additions Restated (1)	Deletions Restated (1)	Adjustments Restated (1)	Balance at end of period Restated (1)
Deferred Tax Asset Valuation Allowance:
Year ended January 31, 2005	$14,440,500	—	$(2,878,500)	—	$11,562,000
Year ended January 31, 2006	11,562,000	$3,882,000	—	—	15,444,000
Year ended January 31, 2007	15,444,000	6,702,000	—	$(3,361,000)	18,785,000

(1)	Refer to Note 1 to the consolidated financial statements.