Form 10-Q/A
period 2007-04-30
SEACHANGE INTERNATIONAL INC
filed 2007-10-22
CIK 1019671

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

The number of shares outstanding of the registrant’s Common Stock on October 19, 2007 was 29,582,963.

SEACHANGE INTERNATIONAL, INC.

Explanatory Note

This Amendment No. 1 on Form 10-Q/A amends Items 1, 2 and 4 of Part I of the Quarterly Report on Form 10-Q (the “Original 10-Q”) previously filed for the quarter ended April 30, 2007 on June 18, 2007, by SeaChange International, Inc. (the “Company”). This Form 10-Q/A is filed in connection with the restatement of the Company’s consolidated financial statements for the three months ended April 30, 2007 and April 30, 2006 and with the restatement of the Company’s consolidated financial statements for the fiscal year ended January 31, 2007, related to the accounting for the sabbatical benefit and the retrospective application of Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in the Current Year Financial Statements” (“SAB 108”). The Company filed an amendment to its Form 10-K for the fiscal year ended January 31, 2007, on October 19, 2007, to reflect this restatement. Financial statement information and related disclosures included in this Form 10-Q/A reflect, where appropriate, changes as a result of the restatement. No attempt has been made in this Form 10-Q/A to update other disclosures presented in the Original 10-Q, except as required to reflect the effects of the restatement. In addition, Exhibits 31.1, 31.2, 32.1 and 32.2 of the original filing have been amended to contain currently dated certifications from our Chief Executive Officer and Chief Financial Officer.

As previously disclosed in the Current Report on Form 8-K filed August 31, 2007 and September 18, 2007, the Audit Committee of the Board of Directors of the Company (the “Audit Committee”), in consultation with Company management, concluded that certain of the Company’s previously issued consolidated financial statements should no longer be relied upon due to an error related to the accounting for the Company’s employee sabbatical benefit. The effects of the restatement on the Company’s consolidated financial statements as of and for the period presented here in are described in Note 1 to the condensed consolidated financial statements included in this Form 10-Q/A and are also reflected in Items 2 and 4 of Part I of this Form 10-Q/A.

The Company’s employee sabbatical benefit entitles employees who achieve eight years of service to twenty days of additional paid time off. The Company accounted for this employee benefit only when employees had actually taken the sabbatical or left the Company. Based on the terms of the Company’s program, the Company should have accounted for its obligation for its sabbatical benefit under Statement of Financial Accounting Standards (“SFAS”) No. 43, “Accounting for Compensated Absences” (“SFAS 43”), once an employee achieved the requisite period of service, regardless of when the paid time off, if any, had been taken. The Company has subsequently determined that it will correct this error, along with two other errors, as a retrospective application of Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Period Misstatements When Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”), that were previously corrected through a $753,000 cumulative effect adjustment to decrease the accumulated deficit at February 1, 2006 in connection with the adoption of SAB 108 in the fiscal year ended January 31, 2007.

In August 2007, the Company discovered that it failed to adopt the provisions of the Financial Accounting Standards Board’s (“FASB”) Emerging Issues Task Force (“EITF”) No. 06-2, Accounting for Sabbatical Leave and Other Similar Benefits Pursuant to FASB Statement No. 43 (“EITF 06-2”), effective for February 1, 2007. This Form10-Q/A also adopts EITF 06-2 effective for the period beginning February 1, 2007 as described in Note 2 to the condensed consolidated financial statements included in this Form 10-Q/A.

This adoption and related restatement effects do not include any net tax effects as the Company’s deferred tax assets are fully reserved against due to the uncertainties related to the Company’s ability to generate sufficient pre-tax income for fiscal 2008 and the inability to carry back fiscal 2008 tax losses to prior years because the Company exhausted its US tax benefit carry back potential in fiscal 2007 (see Note 6). In accordance with the guidelines set forth in SAB 108, periods prior to February 1, 2007 are restated, and accrued expenses for fiscal 2007 and the quarter ended April 30, 2007 include accrued sabbatical expense for all employees who are eligible for sabbatical leave. The Company has determined that this change in the unrecorded liability on an annual basis, prior to and including the retrospective application of SAB 108 effective February 1, 2004, was not material in any periods prior to and including the year ended January 31, 2006.

PART I – FINANCIAL INFORMATION

ITEM 1.	Financial Statements

SEACHANGE INTERNATIONAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	April 30, 2007 Restated (1)	January 31, 2007 Restated (1)
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$38,178	$31,179
Marketable securities	5,787	11,231
Accounts receivable, net of allowance for doubtful accounts of $468 at April 30, 2007 and $466 at January 31, 2007	27,682	28,854
Unbilled receivables	6,485	5,562
Inventories, net	21,111	19,350
Income taxes receivable	383	409
Prepaid expenses and other current assets	4,139	2,990

Total current assets	103,765	99,575
Property and equipment, net	29,411	30,720
Marketable securities	13,920	12,885
Investments in affiliates	14,674	14,312
Intangible assets, net	12,220	13,054
Goodwill	23,952	23,726
Other assets	4,791	5,024

Total assets	$202,733	$199,296

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$10,399	$10,003
Income taxes payable	1,400	941
Other accrued expenses	7,638	6,623
Customer deposits	7,676	2,016
Deferred revenues	19,548	21,806
Deferred tax liabilities	453	366

Total current liabilities	47,114	41,755
Accrued other, long term	504	—
Distributions and losses in excess of investment	866	—
Deferred tax liabilities and income taxes payable, long-term	2,338	1,121

Total liabilities	50,822	42,876
Commitments and contingencies (Note 8)
Stockholders’ equity:
Convertible preferred stock, $0.01 par value; 5,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized; 29,413,953 and 29,345,103 shares issued and outstanding at April 30, 2007 and January 31, 2007, respectively	294	293
Additional paid-in capital	185,859	184,976
Accumulated deficit	(36,232)	(30,424)
Accumulated other comprehensive income	1,990	1,575

Total stockholders’ equity	151,911	156,420

Total liabilities and stockholders’ equity	$202,733	$199,296

(1)	Refer to Note 1 of the condensed consolidated financial statements.

The accompanying notes are an integral part of these condensed consolidated financial statements.

SEACHANGE INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Three months ended
	April 30, 2007 Restated (1)	April 30, 2006 Restated (1)
	(unaudited)
Revenues:
Products	$20,928	$18,031
Services	17,916	15,210

	38,844	33,241

Cost of revenues:
Products	9,362	9,459
Services	11,665	8,348

	21,027	17,807

Gross profit	17,817	15,434

Operating expenses:
Research and development	10,337	10,228
Selling and marketing	5,785	5,221
General and administrative	4,903	4,626
Amortization of intangible assets	797	1,410

	21,822	21,485

Loss from operations	(4,005)	(6,051)
Interest income	468	393
Interest expense	(1)	(9)

Loss before income taxes and equity income in earnings of affiliates	(3,538)	(5,667)
Income tax (provision) benefit	(1,263)	1,188
Equity income in earnings of affiliates	218	150

Net loss	$(4,583)	$(4,329)

Basic loss per share	$(0.16)	$(0.15)
Diluted loss per share	$(0.16)	$(0.15)
Weighted average common shares outstanding:
Basic	29,389	28,468
Diluted	29,389	28,468

(1)	Refer to Note 1 of the condensed consolidated financial statements.

The accompanying notes are an integral part of these condensed consolidated financial statements.

SEACHANGE INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

(in thousands)

	Three months ended
	April 30, 2007 Restated (1)	April 30, 2006 Restated (1)
	(unaudited)
Cash flows from operating activities:
Net loss	$(4,583)	$(4,329)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	2,030	1,727
Amortization of intangibles and capitalized software	1,156	1,571
Inventory valuation charge	274	122
Allowance for doubtful accounts receivable	75	103
Discounts earned and amortization of premiums on marketable securities	(25)	17
Equity loss (earnings) in investments in affiliates	(218)	(150)
Stock-based compensation	751	848
Deferred income taxes	794	(152)
Changes in operating assets and liabilities:
Accounts receivable	1,146	3,905
Unbilled receivables	(923)	173
Inventories	(2,340)	(3,409)
Income taxes receivable	26	—
Prepaid expenses and other assets	(1,117)	1,127
Accounts payable	377	3,272
Income taxes payable	438	(1,699)
Accrued expenses	730	(238)
Accrued litigation reserve	—	(7,986)
Customer deposits	5,660	271
Deferred revenues	(2,260)	(881)
Other	(4)	(7)

Net cash provided by (used in) operating activities	1,987	(5,715)

Cash flows from investing activities:
Purchases of property and equipment	(875)	(3,378)
Proceeds from sale of property and equipment	468	—
Purchases of marketable securities	(7,723)	(6,789)
Proceeds from sale and maturity of marketable securities	12,183	18,150
Acquisition or formation of businesses	(154)	(15)
Capital distribution from investment in affiliate	869	—

Net cash provided by investing activities	4,768	7,968

Cash flows from financing activities:
Proceeds from issuance of common stock, net of issuance costs	136	183

Net cash provided by financing activities	136	183

Effect of exchange rates on cash	108	139

Net increase in cash and cash equivalents	6,999	2,575
Cash and cash equivalents, beginning of period	31,179	21,594

Cash and cash equivalents, end of period	$38,178	$24,169

Supplemental disclosure of noncash activities:
Transfer of items originally classified as inventories to equipment	$305	$1,229

(1)	Refer to Note 1 of the condensed consolidated financial statements.

The accompanying notes are an integral part of these condensed consolidated financial statements.

SEACHANGE INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (RESTATED)

(unaudited)

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of SeaChange International, Inc. and its subsidiaries (“SeaChange” or the “Company”). SeaChange believes that the unaudited condensed consolidated financial statements reflect all adjustments (consisting of only normal recurring adjustments), necessary for a fair statement of SeaChange’s financial position, results of operations and cash flows at the dates and for the periods indicated. The results of operations for the periods presented are not necessarily indicative of results expected for the full fiscal year or any other future periods. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes for the year ended January 31, 2007, filed on October 19, 2007 included in SeaChange’s Annual Report on Form 10-K/A for such fiscal year. The balance sheet at January 31, 2007 was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. A certain reclassification has been made to conform the prior period amounts to the current period presentation for deferred income taxes (previously presented as a part of prepaids and other assets) to a separate line within our cash flows from operating activities for the three months ended April 30, 2007. The reclassifications had no impact on the Company’s results of operations or financial position.

Restatement of Previously Issued Financial Statements

Subsequent to the filing of the Company’s fiscal 2007 Annual Report on Form 10-K for the years ended January 31, 2007, 2006 and 2005 and Form 10-Q for the quarter ended April 30, 2007, the Audit Committee of the Board of Directors of the Company, in consultation with Company management, concluded that, due to an accounting error related to accounting for the Company’s sabbatical benefit, certain of the Company’s previously issued consolidated financial statements would need to be restated. The Company identified three errors, quantified them under the dual approach method and concluded that the correction of these errors through the Consolidated Statement of Operations would be material to the fiscal year ended January 31, 2007 in the aggregate. Accordingly, the Company has determined to restate the consolidated financial statements for the fiscal years ended January 31, 2007, 2006, and 2005 even though this error is not material to the Consolidated Balance Sheet, Consolidated Statement of Operations, Consolidated Statement of Cash Flows, or Consolidated Statement of Stockholders’ Equity and Comprehensive Income (Loss) for the fiscal years ended January 31, 2006 and 2005. A description of the restatement error and related impact on the Company’s consolidated financial statements follows.

Sabbatical Leave

The Company’s employee sabbatical benefit entitles employees who achieve eight years of service to twenty days of additional paid time off. The Company accounted for this employee benefit only when employees had actually taken the sabbatical or left the Company. Based on the terms of the Company’s program, the Company should have accounted for its obligation for its sabbatical benefit under Statement of Financial Accounting Standards (“SFAS”) No. 43, “Accounting for Compensated Absences” (“SFAS 43”), once an employee achieved the requisite period of service, regardless of when the paid time off, if any, had been taken. The Company has determined that it will correct this error, along with two other errors, as a retrospective application of Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Period Misstatements When Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”), that were previously corrected through a $753,000 cumulative effect adjustment to decrease the accumulated deficit at February 1, 2006 in connection with the adoption of SAB 108 in the fiscal year ended January 31, 2007, in the following manner:

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

For the period ended April 30, 2007, the Company should have adopted the provisions of the Financial Accounting Standards Board’s (“FASB”) Emerging Issues Task Force (“EITF”) No. 06-2, “Accounting for Sabbatical Leave and Other Similar Benefits Pursuant to FASB Statement No. 43” (“EITF 06-2”), effective for February 1, 2007. EITF 06-2 requires companies to accrue the cost of such compensated absences over the requisite service period. The Company corrected this error by adopting EITF 06-2, effective for February 1, 2007. The Task Force allows the use of one of two specified methodologies for adopting the change in accounting principle: i) a cumulative-effect adjustment to retained earnings at the beginning of the year of adoption; or ii) retrospective application to all prior periods. The Company elected to use the cumulative-effect adjustment to the beginning balance of retained earnings resulting in an additional liability of $769,000 and a corresponding increase in the accumulated deficit of $769,000 as of February 1, 2007.

This adoption and related restatement effects do not include any net tax effects as the Company’s deferred tax assets are fully reserved against due to the uncertainties related to the Company’s ability to generate sufficient pre-tax income for fiscal 2008 and the inability to carry back fiscal 2008 tax losses to prior years because the Company exhausted its US tax benefit carry back potential in fiscal 2007 (see Note 6). In accordance with the guidelines set forth in SAB 108, periods prior to February 1, 2007 are restated, and accrued expenses for fiscal 2007 and the fiscal quarter ended April 30, 2007 include accrued sabbatical expense for all employees who are eligible for sabbatical leave. The Company has determined that this change in the unrecorded liability on an annual basis, prior to and including the retrospective application of SAB 108 effective February 1, 2004, was not material in any periods prior to and including the year ended January 31, 2006.

Impact of Restatements

The following summarizes the effects of the restatements on net loss and accumulated deficit on each quarter for the periods ended April 30, 2007 and 2006;

	Three Months Ended
	April 30, 2007	April 30, 2006
Net loss, as previously reported	$(4,503)	$(4,355)

Pre tax restatement adjustments
Sabbatical leave	(80)	(45)
Capitalization of labor & overhead to inventory	—	71
Other comprehensive income	—	—
Net loss, as restated	$(4,583)	$(4,329)

The table below sets forth the effect of the restatement adjustments on the applicable line items within the Company’s Consolidated Balance Sheet for the period ended April 30, 2007:

	As Previously Reported	Restatement Adjustments	As Restated
Liabilities and Stockholders’ Equity
Current liabilities:
Other accrued expenses	$6,554	$1,084	$7,638
Total current liabilities	46,030	1,084	47,114
Accrued other, long term	0	504	504
Total liabilities	49,234	1,588	50,822
Accumulated deficit	(34,644)	(1,588)	(36,232)
Total stockholders’ equity	$153,499	$(1,588)	$151,911

The table below sets forth the effect of the restatement adjustments on the applicable line items within the Company’s Consolidated Statement of Operations for the period ended April 30, 2007:

	As Previously Reported	Restatement Adjustments	As Restated
Costs of revenues:
Products	$9,362	$—	$9,362
Services	11,643	22	11,665
	21,005	22	21,027
Gross profit	17,839	(22)	17,817
Operating expenses:
Research and development	10,299	38	10,337

Selling and marketing	5,766	19	5,785
General and administrative	4,902	1	4,903
Amortization of intangible assets	797	—	797
	21,764	58	21,822
Loss from operations	(3,925)	(80)	(4,005)
Loss before income taxes and equity income in earnings of affiliate	(3,458)	(80)	(3,538)
Net loss	$(4,503)	$(80)	$(4,583)
Basic loss per share	$(0.15)	$(0.01)	$(0.16)
Diluted loss per share	$(0.15)	$(0.01)	$(0.16)

The table below sets forth the effect of the restatement adjustments on the applicable line items within the Company’s Consolidated Statement of Cash Flows for the period ended April 30, 2007:

	As Previously Reported	Restatement Adjustment	As Restated
Cash flows from operating activities:
Net loss	$(4,503)	$(80)	$(4,583)
Adjustments to reconcile net loss to net cash provided by operating activities:
Changes in operating assets and liabilities:
Accrued expenses	650	80	730
Net cash provided by operating activities	$1,987	$—	$1,987

The table below sets forth the effect of the restatement adjustments on the applicable line items within the Company’s Consolidated Balance Sheet for the period ended January 31, 2007:

	As Previously Reported	Restatement Adjustments	As Restated
Liabilities and Stockholders’ Equity
Current liabilities:
Other accrued expenses	$5,884	$739	$6,623
Total current liabilities	41,016	739	41,755
Total liabilities	42,137	739	42,876
Accumulated deficit	(29,685)	(739)	(30,424)
Total stockholders’ equity	$157,159	$(739)	$156,420

The table below sets forth the effect of the restatement adjustments on the applicable line items within the Company’s Consolidated Statement of Operations for the period ended April 30, 2006:

	As Previously Reported	Restatement Adjustments	As Restated
Costs of revenues:
Products	$9,516	$(57)	$9,459
Services	8,344	4	8,348
	17,860	(53)	17,807
Gross profit	15,381	53	15,434
Operating expenses:
Research and development	10,207	21	10,228
Selling and marketing	5,217	4	5,221
General and administrative	4,624	2	4,626
Amortization of intangible assets	1,410	—	1,410
	21,458	27	21,485
Loss from operations	(6,077)	26	(6,051)
Loss before income taxes and equity income in earnings of affiliate	(5,693)	26	(5,667)
Net loss	$(4,355)	$26	$(4,329)
Basic loss per share	$(0.15)	—	$(0.15)
Diluted loss per share	$(0.15)	—	$(0.15)

The table below sets forth the effect of the restatement adjustments on the applicable line items within the Company’s Consolidated Statement of Cash Flows for the period ended April 30, 2006:

	As Previously Reported	Restatement Adjustment	As Restated
Cash flows from operating activities:
Net loss	$(4,355)	$26	$(4,329)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Inventories	(3,338)	(71)	(3,409)
Accrued expenses	(283)	45	(238)
Net cash used in operating activities	$(5,715)	$—	$(5,715)

2. Significant Accounting Policies

Principles of Consolidation

The Company consolidates the financial statements of its wholly owned subsidiaries and all inter-company accounts are eliminated in consolidation. SeaChange also holds minority investments in the capital stock of certain private companies having product offerings or customer relationships that have strategic importance. The Company evaluates its equity and debt investments and other contractual relationships with affiliate companies in order to determine whether the guidelines of FASB Interpretation (“FIN”) No. 46, “Consolidation of Variable Interest Entities,” as revised under FIN No. 46R, “Consolidation of Variable Interest Entities (revised December 2003)” (“FIN 46R”), should be applied in the financial statements. FIN 46R addresses consolidation by business enterprises of variable interest entities that possess certain characteristics. A variable interest entity (“VIE”) is defined as an entity in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support. The primary beneficiary is required to consolidate the financial position and results of the VIE. Since the adoption of FIN 46R, the Company has concluded that the consolidation of any affiliated company is not required by the guidelines set forth under FIN 46R.

The Company’s investments in affiliates include investments accounted for under the cost method and the equity method of accounting. The investments that represent less than a 20% ownership interest of the common shares of the affiliate are carried at cost. Under the equity method of accounting, which generally applies to investments that represent 20% to 50% ownership of the common shares of the affiliate, SeaChange’s proportionate ownership share of the earnings or losses of the affiliate are included in equity income in earnings of affiliates in the consolidated statement of operations.

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

Recent Pronouncements

On February 15, 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 permits an entity to choose to measure many financial instruments and certain other items at fair value. Most of the provisions in SFAS 159 are elective; however, the amendment to FASB Statement No. 115, “Accounting for Certain Investments in Debt and Equity Securities”, applies to all entities with available-for-sale and trading securities. Some requirements apply differently to entities that do not report net income. The fair value option established by SFAS 159 permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity will report unrealized gains and losses on items for which the fair value option has been elected in earnings (or another performance indicator if the business entity does not report earnings) at each subsequent reporting date. The fair value option: (a) may be applied instrument by instrument, with a few exceptions, such as investments otherwise accounted for by the equity method; (b) is irrevocable (unless a new election date occurs); and (c) is applied only to entire instruments and not to portions of instruments. SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). The adoption of this pronouncement is not expected to have a material effect on the Company’s financial statements.

In September 2006 the FASB issued SFAS 157. This new standard provides guidance for using fair value to measure assets and liabilities. Under SFAS 157, fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. In this standard, the FASB clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability. In support of this principle, SFAS 157 establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. The fair value hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data, for example, the reporting entity’s own data. Under the standard, fair value measurements would be separately disclosed by level within the fair value hierarchy. The provisions of SFAS 157 are effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including any financial statements for an interim period within that fiscal year. The adoption of this pronouncement is not expected to have a material effect on the Company’s financial statements.

Impact of the Recently Adopted Accounting Pronouncements

Sabbatical Leave

Effective February 1, 2007, the Company adopted the provisions of EITF 06-2 included in this Form 10-Q/A. Prior to the issuance of EITF 06-2 the Company accounted for sabbatical expense under SFAS 43, by expensing the cost of compensated absences for sabbatical benefits as incurred. EITF 06-2 requires companies to accrue the cost of such compensated absences over the requisite service period. The Task Force allows the use of one of two specified methodologies for adopting the change in accounting principle: i) a cumulative-effect adjustment to retained earnings at the beginning of the year of adoption; or ii) retrospective application to all prior periods. The Company elected to use an adjustment to the beginning balance of retained earnings resulting in an additional liability of $769,000 and a corresponding increase in the accumulated deficit of $769,000 as of February 1, 2007. The impact of this adoption and related restatement effects do not include any net tax effects as the Company’s deferred tax assets are fully reserved against due to the uncertainties related to the Company’s ability to generate sufficient pre-tax income for fiscal 2008 and the inability to carry back fiscal 2008 tax losses to prior years because the Company exhausted its US tax benefit carry back potential in fiscal 2007 (see Note 6). Under the transition method periods prior to February 1, 2007 will be restated, and accrued expenses and other liabilities, including long-term for the first quarter of fiscal 2008 (see Note 6), include accrued sabbatical expense for all employees who are eligible for sabbatical leave.

Income Tax Contingencies

Effective February 1, 2007, the Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). As a result of the implementation, the Company recognized a $456,000 increase to reserves for uncertain tax positions. This increase was accounted for as an adjustment to the beginning balance of retained earnings.

At February 1, 2007, the Company had $5.0 million of total gross unrecognized tax benefits (before consideration of any valuation allowance). Of this total, $1.0 million represents the amount of unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in any future periods.

For the quarter ended April 30, 2007, the Company recognized an additional tax provision for unrecognized tax benefits and increased its first quarter 2008 income tax expense by $213,000. None of the amounts included in the $1.3 million balance of unrecognized tax benefits at April 30, 2007 are related to tax positions for which it is reasonably possible that the total amounts could significantly change during the next twelve months.

The Company recognizes accrued interest and penalties related to uncertain tax positions in income tax expense. Accrued interest and penalties related to uncertain tax positions were $193,000 and $226,000 as of February 1, 2007 and April 30, 2007, respectively.

As of April 30, 2007, the Company is subject to U.S. Federal income tax examinations for the tax years 2004 through 2006. In addition, the Company is subject to state and local income and non-US (primarily the United Kingdom) tax examinations for the tax years 2003 through 2006 and the tax years 2001 through 2006, respectively.

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

All stock options outstanding for the three months ended April 30, 2007 and 2006 were anti-dilutive based on the Company’s net losses. The number of options that were anti-dilutive at April 30, 2007 and 2006 include 4,262,365 and 6,557,719 shares, respectively, whose dilutive effect was not included in the calculation as a result of the Company’s net losses.

Below is a summary of the shares used in calculating basic and diluted income (loss) per share for the periods indicated:

	Three months ended
	April 30, 2007	April 30, 2006
Weighted average shares used in calculating earnings per share—Basic	29,389,000	28,468,000
Dilutive common stock equivalents	—	—

Weighted average shares used in calculating earnings per share—Diluted	29,389,000	28,468,000

4. Inventories

Inventories consist of the following:

	April 30, 2007	January 31, 2007
	(in thousands)
Components and assemblies	$12,559	$11,825
Finished products	8,552	7,525

	$21,111	$19,350

5. Comprehensive Loss

SeaChange’s comprehensive loss was as follows:

	Three months ended
	April 30, 2007 As Restated	April 30, 2006 As Restated
	(in thousands)
Net loss	$(4,583)	$(4,329)
Other comprehensive income:
Foreign currency translation adjustment	389	104
Unrealized gain (loss) on marketable securities	26	(3)

Other comprehensive income	415	101

Comprehensive loss	$(4,168)	$(4,228)

6. Income Taxes

For the three months ended April 30, 2007, the Company recorded an income tax provision of $1.3 million on a loss before tax of $3.5 million, resulting in an effective income tax provision rate of (36%). Of this amount, $1.1 million is attributable to taxable gains for the On Demand Group’s (ODG’s) U.K. operation related to the transfer of assets to and the reimbursement of previously paid costs from On Demand Deutschland GmbH & Co. KG, the German joint venture formed February 2007 with Tele-Munchen Fernseh GmbH & Co. Produktionsgesellschaft. In addition, the Company exhausted its U.S. tax benefit carry back potential in fiscal 2007, thus eliminating any recording of U.S. tax benefit for fiscal 2008. For the three months ended April 30, 2006, the Company recorded an income tax benefit of $1.2 million at an effective tax rate of 21%. The net loss generated in fiscal 2007 has been carried back to recover the remaining prior year taxes paid.

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

7. Segment Information (Restated)

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

	Three months ended
	April 30, 2007 As Restated	April 30, 2006 As Restated
	( in thousands)
Revenues
Broadband product	$19,004	$16,294
Broadcast product	1,924	1,737
Services	17,916	15,210

Total	$38,844	$33,241

	Three months ended
	April 30, 2007 As Restated	April 30, 2006 As Restated
	(in thousands)
Costs of revenues
Broadband product	$8,109	$7,804
Broadcast product	1,253	1,655
Services	11,665	8,348

Total	$21,027	$17,807

Gross profit
Broadband product	$10,895	$8,490
Broadcast product	671	82
Services	6,251	6,862

Total	$17,817	$15,434

The following table summarizes revenues by geographic locations:

	Three months ended
	April 30, 2007	April 30, 2006
	(in thousands)
Revenues
United States of America	$24,816	$21,513
United Kingdom	7,391	7,968
Canada and South America	2,660	1,348
Europe and Middle East (excluding the United Kingdom)	2,101	714
Asia/Pacific and other international locations	1,876	1,698

Total	$38,844	$33,241

The following summarizes revenues by significant customer where such revenue exceeded 10% of total revenues for the indicated period:

	Three months ended
	April 30, 2007	April 30, 2006
Customer A	33%	33%
Customer B	16%	18%

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

SeaChange has made conditional commitments for future funding of On Demand Deutschland (see Note 9) and for contingent consideration in relation to its purchase agreement with ODG (see Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, Liquidity and Capital Resources).

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

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Restated)

The Company has amended its fiscal 2007 Annual Report on Form 10-K/A for the years ended January 31, 2007, 2006 and 2005 to restate its Consolidated Balance Sheet, Consolidated Statement of Operations, Consolidated Statement of Cash Flows and the Consolidated Statement of Stockholders’ Equity and Comprehensive Income (Loss) as of and for the years ended January 31, 2007, 2006 and 2005 and selected financial data, as of January 31, 2007 and 2006 and for the years ended January 31, 2007, 2006, 2005, 2004 and 2003. By means of this filing, the Company is also amending its previously filed Form 10-Q for the quarter ended April 30, 2007 to restate its Consolidated Balance Sheet, Consolidated Statement of Operations, Consolidated Statement of Cash Flows and selected financial data, as of April 30, 2007 and 2006. The restated selected financial data as of April 30, 2007 and 2006, in the opinion of management, has been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and reflects all adjustments that are necessary for the fair presentation of its financial position and results of operations for this period.

As indicated in the Company’s Current Report on Form 8-K filed August 31, 2007 and September 18, 2007, the above-identified previously issued financial statements should no longer be relied upon due to accounting errors related to the employee sabbatical benefit. Instead, reliance should be made only on the amended filings with respect to these identified financial statements.

Effects of the restatement on the consolidated financial statements are reflected in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” below. For a further discussion of the restatements, see the “Explanatory Note” at the beginning of this Form 10-Q/A and Note 1 in the accompanying notes to the condensed consolidated financial statements.

Factors That May Affect Future Results

Any statements contained in this Form 10-Q/A that do not describe historical facts may constitute forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. These statements relate to future events or our future financial performance and are identified by words such as “may,” “will,” “could,” “should,” “expect,” “plan,” “intend,” “seek,” “anticipate,” “believe,” “estimate,” “potential,” or “continue” or other comparable terms or the negative of those terms. Forward-looking statements in this Form 10-Q/A include certain statements regarding the effect of certain accounting standards on our financial position and results of operations, the effect of certain legal claims against us, projected changes in our revenues, earnings and expenses, exchange rate sensitivity, interest rate sensitivity, liquidity, product introductions and general market conditions. Our actual future results may differ significantly from those stated in any forward-looking statements. Any such forward-looking statements contained herein are based on current expectations, but are subject to a number of risks and uncertainties that may cause actual results to differ materially from expectations. The factors that could cause actual future results to differ materially from current expectations include the following: litigation that may arise in connection with the restatement of our financial statements discussed herein; our ability to remediate the material weakness in our internal control over financial reporting and disclosure controls; the continued growth, development and acceptance of the video-on-demand market; the loss of one of our large customers; the cancellation or deferral of purchases of our products; the timing of significant customer orders; the length of our sales cycles; a decline in demand or average selling price for our broadband products; our ability to manage our growth; our ability to integrate businesses acquired by us; our ability to protect our intellectual property rights and the expenses that may be incurred by us to protect our intellectual property rights; an unfavorable result of current or future litigation; content providers limiting the scope of content licensed for use in the video-on-demand market; our ability to introduce new products or enhancements to existing products; our dependence on certain sole source suppliers and third-party manufacturers; our ability to compete in our marketplace; our ability to respond to changing technologies; the risks associated with international sales; the performance of companies in which we have made equity investments, including Filmflex, Casa Systems, Inc., and On Demand Deutschland GmbH & Co. KG; changes in the regulatory environment and our ability to hire and retain highly skilled employees. Further information on factors, including those listed above, that could cause actual results to differ from those anticipated is detailed in various filings made by us from time to time with the Securities and Exchange Commission (“SEC”), including but not limited to, those appearing in Part I, Item 1A. Risk Factors, in our amended Annual Report on Form 10-K/A filed with the SEC on October 19, 2007. Any forward-looking statements should be considered in light of those factors.

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

In the three months ended April 30, 2007, our total revenues increased 17% to $38.8 million from the same period in the prior year. The increase in revenues is primarily attributed to our Broadband and Services segments, in which Broadband revenues increased 17% to $19.0 million and Services revenues increased 18% to $17.9 million in the three months ended April 30, 2007 over the same period last year.

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

Gross profits as a percentage of revenue was relatively flat at 45.9% for the three months ended April 30, 2007 in comparison to 46.4% for the three months ended April 30, 2006. Product gross profits increased to 55% of revenue in the three months ended April 30, 2007 in comparison to 48% in the same quarter last year due to the inclusion of software subscription and development revenue, primarily from Comcast, in the first quarter of fiscal 2008 that was not in the revenues for the quarter ended April 30, 2006 as our software subscription agreement with Comcast commenced in the second quarter of last year.

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

Our operating expenses increased $337,000 or 2% in the three months ended April 30, 2007 over the three months ended April 30, 2006. This increase is principally attributable to increased selling and marketing expenses due to increased staffing and increased commissions due to increased revenues partially offset by a reduction of amortization of intangibles of $613,000 consistent with the amortization schedules set up at the time of the ODG and Liberate acquisitions for which these intangibles relate.

For the three months ended April 30, 2007, we recorded an income tax provision of $1.3 million on a loss before tax of $3.5 million resulting in an effective income tax provision rate of (36%). Of this amount, $1.1 million is attributable to taxable gains for the On Demand Group’s U.K. operation related to the transfer of assets to and reimbursement of previously paid costs from On Demand Deutschland GmbH & Co. KG, the German joint venture established in February 2007 with Tele-Munchen Fernseh GmbH & Co. Produktionsgesellschaft. In addition, we exhausted our U.S. tax benefit carry back potential in fiscal 2007, thus eliminating any recording of U.S. tax benefit for the current year. For the three months ended April 30, 2006, we recorded an income tax benefit of $1.2 million at an effective tax rate of 21%. The net loss generated in fiscal 2007 has been carried back to recover the remaining prior year taxes paid.

Our higher revenues, higher operating expenses and tax provision resulted in net loss of $4.6 million or $0.16 per diluted share in the three months ended April 30, 2007 as compared to a net loss of $4.3 million or $0.15 per diluted share in the same period in fiscal 2007. The net loss and net loss per share for the three months ended April 30, 2007 increased from the amounts reported in our earnings release issued June 6, 2007 by an additional $933,000 or $0.04 per share recorded in connection with ODG’s German joint venture.

Summary of Critical Accounting Policies; Significant Judgments and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make significant estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. These items are regularly monitored and analyzed by management for changes in facts and circumstances, and material changes in these estimates could occur in the future. Changes in estimates are recorded in the period in which they become known. We base our estimates on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from our estimates if past experience or other assumptions do not turn out to be substantially accurate. A summary of those accounting policies that we believe are most critical to fully understand and evaluate our financial results is set forth in our amended Annual Report on Form 10-K/A filed with the SEC on October 19, 2007.

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

Services Revenues. Our Services revenues consist of fees for installation, training, project management, product maintenance and technical support, software development, and movie content services. Our Services revenues increased 18% to $17.9 million in the three months ended April 30, 2007 from $15.2 million in the three months ended April 30, 2006. This increase in Services revenues primarily resulted from a $1.6 million increase in VOD product maintenance and technical support service contracts from our expanding installed base of products, a $1.6 million increase in ODG’s video content services provided to their UK customers and to a Brazilian customer. These increases in Services revenue were partially offset by an $800,000 decline in our Interactive professional services revenues as its efforts have migrated to software development work, which is classified as product revenues. We expect revenues from services to continue to grow year-over-year from our expanding installed base of products and additional service offerings.

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

Product Gross Profit. Costs of product revenues consist primarily of the cost of purchased material components and subassemblies, labor and overhead relating to the final assembly and testing of complete systems and related expenses. Costs of product revenues decreased 1% to $9.4 million, or 45% of related product revenues, in the three months ended April 30, 2007 as compared to $9.5 million, or 52% of related product revenues, in the three months ended April 30, 2006. In the three months ended April 30, 2007, the decrease in the costs of revenues primarily reflects the increasing proportion of higher margin software development revenues. Gross profit for the Broadband segment increased to 57% of revenues for the three months ended April 30, 2007 from 52% of revenues for the three months ended April 30, 2006. The increase in Broadband gross profit percentages is primarily due to an increase in software development revenues offset in part by lower revenues for video-on-demand systems which reflects the decline in demand for video-on-demand systems by U.S. cable operators. Gross profit for the Broadcast segment increased to 35% from 5% for the three months ended April 30, 2007 and 2006, respectively. Overall product gross profit for fiscal 2008 is expected to be higher than that realized in fiscal 2007 due to a greater mix of higher margin video on demand software revenues in fiscal 2008 compared to fiscal 2007.

Services Gross Profit. Cost of services revenues consist primarily of labor, materials and overhead relating to the installation, training, product maintenance and technical support, software development, and project management provided by us and costs associated with providing video content services. Costs of services revenues increased 40% from $8.3 million or 55% of Services revenues in the three months ended April 30, 2006 to $11.7 million or 65% of Services revenues in the three months ended April 30, 2007, primarily due to headcount increases in our VOD, advertising and broadcast service groups to build-up our customer service organization and increase our global presence in addressing growth in our installed base of products as well as anticipated revenue growth in succeeding quarters. In addition, costs of services increased at ODG relating to professional services work performed in Brazil as well as on two German customer contracts prior to their transfer to the German joint venture. The decrease in Services gross profit was primarily due to the increased Services cost exceeding the increase in associated revenues. We expect that Services gross profit will increase in the future due to the growing installed base of systems and higher margin new media content services, but may be impacted by the timing of costs associated with our ongoing investment required to expand our service organization in order to support our installed base of systems, our new products and additional media service requirements.

Research and Development. Research and development expenses consist primarily of the compensation of development personnel, depreciation of development and test equipment and an allocation of related facilities expenses. Research and development expenses increased 1% from $10.2 million, or 31% of total revenues, in the three months ended April 30, 2006 to $10.3 million, or 27% of total revenues, in the three months ended April 30, 2007. We expect that research and development expenses will continue to increase in fiscal 2008 as we continue development of new products and enhancements to existing products.

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

Income Tax Provision and Benefit. For the three months ended April 30, 2007, we recorded an income tax provision of $1.3 million on a loss before tax of $3.5 million resulting in an effective income tax provision rate of (36%). Of this amount, $1.1 million is attributable to taxable gains for the On Demand Group’s U.K. operation related to the transfer of assets to and reimbursement of previously paid costs from On Demand Deutschland GmbH & Co. KG, the German joint venture established in February 2007 with Tele-Munchen Fernseh GmbH & Co. Produktionsgesellschaft. In addition, we exhausted our U.S. tax benefit carry back potential in fiscal 2007, thus eliminating any recording of U.S. tax benefit for fiscal 2008. For the three months ended April 30, 2006, we recorded an income tax benefit of $1.2 million at an effective tax rate of 21%. The net loss generated in fiscal 2007 has been carried back to recover the remaining prior year taxes paid.

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

Liquidity and Capital Resources

Historically, we have financed our operations and capital expenditures primarily with cash on-hand and the proceeds from sales of our common stock. Cash and cash equivalents increased $7.0 million from $31.2 million at January 31, 2007 to $38.2 million at April 30, 2007. Working capital, excluding long-term marketable securities, decreased slightly from $57.8 million at January 31, 2007 to $56.7 million at April 30, 2007.

Net cash provided by operating activities was $2.0 million for the three months ended April 30, 2007 compared to net cash used in operating activities of $5.7 million for the three months ended April 30, 2006. The net cash provided by operating activities for the three months ended April 30, 2007 was the result of an increase of $5.7 million in customer deposits related principally to Comcast’s prepayment in connection with its 2007 renewal of software subscription, the net loss of $4.6 million, adjusted for non-cash expenses including depreciation and amortization of intangible assets and capitalized software of $3.2 million, and changes in certain operating assets and liabilities. Significant changes in operating assets and liabilities that used cash from operations included a $2.3 million increase in inventory, which includes $305,000 of inventory reclassified to fixed assets for use as research and development equipment, a $2.3 million reduction in deferred revenue primarily relating to the transfer to the German joint venture of deferred revenues associated with the German customer contracts, a $1.1 million increase in prepaid expenses and other assets relating primarily to property, casualty and directors’ and officers’ liability insurance for calendar year 2007 prepaid in the quarter ended April 30, 2007 and prepaid inventory associated with several new products. It is typical for us to experience fluctuations in our operating results primarily due to the timing of receiving customer orders and the related shipment of these customer orders. As a result of these monthly fluctuations, we may experience significant:

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

In the third quarter of fiscal 2006, we purchased the remaining outstanding capital stock that we did not already own of the On Demand Group Limited (“ODG”), a company incorporated under the laws of the United Kingdom. The purchase agreement provides for additional contingent consideration if ODG meets certain annual performance goals related to net income over three measurement periods ending January 31, 2008. We may pay up to a maximum aggregate contingent consideration of $12 million (based on the exchange rate in effect at April 30, 2007), including up to 50% payable in shares of our common stock, par value $0.01 per share, with the remainder payable in cash provided that the performance goals are met. The contingent consideration is comprised of three installments, each to be made annually, beginning with the year ending January 31, 2006, for an annual baseline amount of $2.2 million, $2.3 million and $4.9 million, respectively (based on the exchange rate in effect at January 31, 2006, June 30, 2006 and April 30, 2007, respectively). These amounts are subject to upward and downward adjustment based on the actual net income related performance of ODG, as clarified in the agreement, during these periods, provided that the aggregate maximum contingent consideration payable is the sum of these baseline amounts plus a maximum of $2.6 million (based on the exchange rate in effect at April 30, 2007). On January 31, 2006, the first earnout measurement period ended, and we recorded $2.8 million (USD equivalent) of additional purchase price as goodwill based upon ODG’s net income for the initial annual performance period ended January 31, 2006. In May 2006, we paid $3.0 million (USD equivalent at the current exchange rate) to satisfy this obligation. On June 30, 2006, SeaChange and the former stockholders of ODG amended the original purchase agreement to provide for the acceleration of the second installment of contingent consideration (for the year ended January 31, 2007) in exchange for the issuance to the sellers of 341,360 shares of our common stock having a fair market value of $2.3 million as of the date of the amendment. Consequently, we recorded an additional $2.3 million of goodwill to reflect the accelerated second installment of contingent consideration.

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

Significant Accounting Policies

Principles of Consolidation

We consolidate the financial statements of our wholly owned subsidiaries and all inter-company accounts are eliminated in consolidation. We also hold minority investments in the capital stock of certain private companies having product offerings or customer relationships that have strategic importance. We evaluate our equity and debt investments and other contractual relationships with affiliate companies in order to determine whether the guidelines of Financial Accounting Standards Board (“FASB”) Interpretation (“FIN”) No. 46, “Consolidation of Variable Interest Entities,” as revised under FIN No. 46R, “Consolidation of Variable Interest Entities (revised December 2003)” (“FIN 46R”), should be applied in the financial statements. FIN 46R addresses consolidation by business enterprises of variable interest entities that possess certain characteristics. A variable interest entity (“VIE”) is defined as an entity in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support. The primary beneficiary is required to consolidate the financial position and results of the VIE. FIN No. 46R, “Consolidation of Variable Interest Entities (revised December 2003)” (“FIN 46R”)

Our investments in affiliates include investments accounted for under the cost method and the equity method of accounting. The investments that represent less than a 20% ownership interest of the common shares of the affiliate are carried at cost. Under the equity method of accounting, which generally applies to investments that represent 20% to 50% ownership of the common shares of the affiliate, our proportionate ownership share of the earnings or losses of the affiliate are included in equity income (loss) in earnings of affiliates in the consolidated statement of operations.

Revenue Recognition and Allowance for Doubtful Accounts

Revenues from sales of hardware, software and systems that do not require significant modification or customization of the underlying software are recognized when title and risk of loss has passed to the customer, there is evidence of an arrangement, fees are fixed or determinable and collection of the related receivable is considered probable. Customers are billed for installation, training, project management and at least one year of product maintenance and technical support at the time of the product sale. Revenue from these activities are deferred at the time of the product sale and recognized ratably over the period these services are performed. Revenue from ongoing product maintenance and technical support agreements are recognized ratably over the period of the related agreements. Revenue from software development contracts that include significant modification or customization, including software product enhancements, is recognized based on the percentage of completion contract accounting method using labor efforts expended in relation to estimates of total labor efforts to complete the contract. For contracts, where some level of profit is assured but we are only able to estimate ranges of amounts of total contract revenue and total contract cost, we use the lowest probable level of profits in accounting for the contract revenues and costs. Accounting for contract amendments and customer change orders are included in contract accounting when executed. Revenue from shipping and handling costs and other out-of-pocket expenses reimbursed by customers are included in revenues and cost of revenues. Our share of inter-company profits associated with sales and services provided to affiliated companies is eliminated in consolidation in proportion to our equity ownership.

Our transactions frequently involve the sales of hardware, software, systems and services in multiple element arrangements. Revenues under multiple element arrangements are recorded based on the residual method of accounting. Under this method, the total arrangement value is allocated first to undelivered elements, based on their fair values, with the remainder being allocated to the delivered elements. Where fair value of undelivered service elements has not been established, the total arrangement value is recognized over the period during which the services are performed. The amounts allocated to undelivered elements, which may include project management, training, installation, maintenance and technical support and certain hardware and software components, are based upon the price charged when these elements are sold separately and unaccompanied by the other elements. The amount allocated to installation, training and project management revenue is based upon standard hourly billing rates and the estimated time required to complete the service. These services are not essential to the functionality of systems as these services do not alter the equipment’s capabilities, are available from other vendors and the systems are standard products. For multiple element arrangements that include software development with significant modification or customization and systems sales where vendor-specific objective evidence of the fair value does not exist for the undelivered elements of the arrangement (other than maintenance and technical support), percentage of completion accounting is applied for revenue recognition purposes to the entire arrangement with the exception of maintenance and technical support. For transactions in which consideration, including equity instruments, is given to a customer, we account for the value of this consideration as an adjustment to revenue.

We recognize revenue for product and services only in those situations where collection from the customer is probable. We perform ongoing credit evaluations of customers’ financial condition but generally do not require collateral. For some international customers, we require an irrevocable letter of credit to be issued by the customer before the purchase order is accepted. We monitor payments from customers and assess any collection issues. We maintain allowances for specific doubtful accounts and other risk categories of accounts based on estimates of losses resulting from the inability of our customers to make required payments and record these allowances as a charge to general and administrative expenses. We base our allowances for doubtful accounts on historical collections and write-off experience, current trends, credit assessments, and other analysis of specific customer situations.

Any taxes assessed by a governmental authority related to revenue-producing transactions (e.g. sales or value-added taxes) are reported on a net basis and excluded from revenues.

Use of Estimates

The preparation of these financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and disclosure of contingent assets and liabilities. On an ongoing basis, management evaluates these estimates and judgments, including those related to revenue recognition, valuation of inventory and accounts receivable, valuation of investments and income taxes, stock-based compensation, sabbatical leave, software development costs eligible for capitalization, goodwill, intangible assets and related amortization. We base these estimates on historical and anticipated results and trends and on various other assumptions that we believe are reasonable under the circumstances, including assumptions as to future events. These estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. By their nature, estimates are subject to an inherent degree of uncertainty. Actual results may differ from management’s estimates.

Recent Pronouncements

On February 15, 2007, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 permits an entity to choose to measure many financial instruments and certain other items at fair value. Most of the provisions in SFAS 159 are elective; however, the amendment to FASB Statement No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” applies to all entities with available-for-sale and trading securities. Some requirements apply differently to entities that do not report net income. The fair value option established by SFAS 159 permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity will report unrealized gains and losses on items for which the fair value option has been elected in earnings (or another performance indicator if the business entity does not report earnings) at each subsequent reporting date. The fair value option: (a) may be applied instrument by instrument, with a few exceptions, such as investments otherwise accounted for by the equity method; (b) is irrevocable (unless a new election date occurs); and (c) is applied only to entire instruments and not to portions of instruments. SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). The adoption of this pronouncement is not expected to have a material effect on our financial statements.

In September 2006 the FASB issued SFAS 157. This new standard provides guidance for using fair value to measure assets and liabilities. Under SFAS 157, fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. In this standard, the FASB clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability. In support of this principle, SFAS 157 establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. The fair value hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data, for example, the reporting entity’s own data. Under the standard, fair value measurements would be separately disclosed by level within the fair value hierarchy. The provisions of SFAS 157 are effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including any financial statements for an interim period within that fiscal year. The adoption of this pronouncement is not expected to have a material effect on our financial statements.

Impact of the Recently Adopted Accounting Pronouncements

Sabbatical Leave

Effective February 1, 2007, we adopted the provisions of the FASB Emerging Issues Task Force (“EITF”) No. 06-2, “Accounting for Sabbatical Leave and Other Similar Benefits Pursuant to FASB Statement No. 43” (“EITF 06-2”) included in this Form 10-Q/A. Prior to the issuance of EITF 06-2 we accounted for sabbatical expense under SFAS No. 43, “Accounting for Compensating Balances” (“SFAS 43”), by expensing the cost of compensated absences for sabbatical benefits as incurred. EITF No. 06-2 requires companies to accrue the cost of such compensated absences over the requisite service period. The Task Force allows the use of one of two specified methodologies for adopting the change in accounting principle: i) a cumulative-effect adjustment to retained earnings at the beginning of the year of adoption; or ii) retrospective application to all prior periods. We have elected to use an adjustment to the beginning balance of retained earnings resulting in an additional liability of $769,000 and a corresponding increase in the accumulated deficit of $769,000 as of February 1, 2007. The impact of this restatement does not include any net tax effects as our deferred tax assets are fully reserved against due to the uncertainties related to our ability to generate sufficient pre-tax income for fiscal 2008 and the inability to carry back fiscal 2008 tax losses to prior years because we have exhausted our US tax benefit carry back potential in fiscal 2007 (see Note 6). Under the transition method, periods prior to February 1, 2007 will not be restated, and accrued expenses and other liabilities, including long-term for the first quarter of fiscal 2008, include accrued sabbatical expense for all employees who are eligible for sabbatical leave.

Income Tax Contingencies

Effective February 1, 2007, we adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). As a result of the implementation, we recognized a $456,000 increase to reserves for uncertain tax positions. This increase was accounted for as an adjustment to the beginning balance of retained earnings.

At February 1, 2007, we had $5.0 million of total gross unrecognized tax benefits (before consideration of any valuation allowance). Of this total, $1.0 million represents the amount of unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in any future periods.

For the quarter ended April 30, 2007, we recognized an additional tax provision for unrecognized tax benefits and increased its first quarter 2008 income tax expense by $213,000. None of the amounts included in the $1.3 million balance of unrecognized tax benefits at April 30, 2007 are related to tax positions for which it is reasonably possible that the total amounts could significantly change during the next twelve months.

We recognize accrued interest and penalties related to uncertain tax positions in income tax expense. Accrued interest and penalties related to uncertain tax positions were $193,000 and $226,000 as of February 1, 2007 and April 30, 2007, respectively.

As of April 30, 2007, we are subject to U.S. Federal income tax examinations for the tax years 2004 through 2006. In addition, we are subject to state and local income and non-US (primarily the United Kingdom) tax examinations for the tax years 2003 through 2006 and the tax years 2001 through 2006, respectively.

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

ITEM 4.	Controls and Procedures (Restated)

Evaluation of disclosure controls and procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s filings with the SEC is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including William C. Styslinger, III, the Company’s Chief Executive Officer, and Kevin M. Bisson, the Company’s Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based on the definition of “disclosure controls and procedures” as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In designing and evaluating disclosure controls and procedures, the Company has recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply judgment in evaluating the cost-benefit relationship of possible controls and procedures.

In connection with the restatement of its financial statements, the Company reevaluated its disclosure controls and procedures. The evaluation was performed under the supervision and with the participation of Company management, including William C. Styslinger, III the Company’s Chief Executive Officer (CEO), and Kevin M. Bisson, the Company’s Chief Financial Officer (CFO), to assess the effectiveness of the design and operation of its disclosure controls and procedures (as defined under the Exchange Act). Based on that evaluation, the Company’s management, including its CEO and CFO, concluded that the Company’s disclosure controls and procedures were not effective as of April 30, 2007 because of a material weakness in its internal controls over financial reporting.

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

Changes in internal controls over financial reporting

There have been no significant changes in the Company’s internal control over financial reporting identified during the quarter ended April 30, 2007. In performing management’s evaluation of the Company’s internal controls over financial reporting for the year ended January 31, 2007 and the quarter ended April 30, 2007, management determined that it had a material weakness in the operating effectiveness of the Company’s internal controls over financial reporting relative to its accounting for its sabbatical benefit. The Company will continue to plan and expects to implement additional changes to its infrastructure and related processes that it believes are also reasonably likely to strengthen and materially affect the Company’s internal controls over financial reporting. These include:

•	Increased review and timely identification of new accounting pronouncements and

•	Ongoing implementation of control enhancements to improve the timeliness and accuracy of transaction reporting for employee benefits.

The steps described above are changes to the Company’s internal controls over financial reporting that will have a material affect, or are reasonably likely to be a material effect, on the Company’s internal control over financial reporting. The Company expects to test the effectiveness of the changes described above during fiscal 2008, and will design and implement additional changes to remediate the material weakness which existed as of April 30, 2007.

The Company is currently implementing an enhanced controls environment intended to address the material weakness in its internal controls over financial reporting and to remedy the ineffectiveness of its disclosure controls and procedures. The changes in the Company’s internal controls over financial reporting implemented by the Company to date will not in and of themselves remediate the material weakness and certain of these remedial measures will require some time to be fully implemented or to take full effect. While this implementation phase is underway, the Company is continuing to rely on manual procedures.

The Company is designing its internal controls over financial reporting to provide reasonable assurances of achieving its objectives. For the reasons described above, the Company has concluded that its internal controls over financial reporting did not provide such reasonable assurances as of April 30, 2007. The Company also notes that a control system addressing internal controls over financial reporting, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must include an assessment of the costs and related risks associated with the control and the purpose for which it was intended. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues including instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some person, by collusion of two or more people, or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, the Company’s control systems, as the Company develops them, may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected and could be material and require a restatement of our financial statements.

The certifications of the Company’s principal executive officer and principal financial officer required in accordance with Rule 13a-14(a) under the Exchange Act are attached as exhibits to this Quarterly Report on Form 10-Q/A. The disclosures set forth in this Item 4 contain information concerning the evaluation of its disclosure controls and procedures, and changes in the Company’s internal control over financial reporting, referred to in paragraph 4 of those certifications. Those certifications should be read in conjunction with this Item 4 for a more complete understanding of the matters covered by the certifications.

PART II. OTHER INFORMATION

ITEM 1.	Legal Proceedings

See Note 8 of Notes to Condensed Consolidated Financial Statements.

ITEM 1A.	Risk Factors

In addition to the other information set forth in this Form 10-Q/A, you should carefully consider the risk factors discussed in Part I, “Item 1A. Risk Factors” in our amended Annual Report on Form 10-K/A for the year ended January 31, 2007, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K/A are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.

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

Dated: October 22, 2007

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