Form 10-Q
period 2007-07-31
SEACHANGE INTERNATIONAL INC
filed 2007-10-24
CIK 1019671

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2007

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

The number of shares outstanding of the registrant’s Common Stock on October 22, 2007 was 29,582,963.

SEACHANGE INTERNATIONAL, INC.

Explanatory Note

This Form 10-Q contains the restated Consolidated Balance Sheet as of January 31, 2007 as filed on Form 10-K/A on October 19, 2007, the restated Consolidated Statement of Operations for the three and six months ended July 31, 2006, and the restated Consolidated Statement of Cash Flows for the period ended July 31, 2006. The restatement of the Company’s consolidated financial statements for the fiscal year ended January 31, 2007, related to the accounting for the sabbatical benefit and the retrospective application of Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in the Current Year Financial Statements” (“SAB 108”). The Company has filed an amendment to its Form 10-K for the fiscal year ended January 31, 2007 to reflect this restatement. Financial statement information and related disclosures included in this Form 10-Q reflect, where appropriate, changes as a result of the restatement.

As previously disclosed in the Current Report on Form 8-K filed August 31, 2007 and September 18, 2007, the Audit Committee of the Board of Directors of the Company (the “Audit Committee”), in consultation with Company management, concluded that certain of the Company’s previously issued consolidated financial statements should no longer be relied upon due to an error related to the accounting for the Company’s employee sabbatical benefit. The effects of the restatement on the Company’s consolidated financial statements as of and for the period ended July 31, 2006 are described in Note 1 to the condensed consolidated financial statements included in this Form 10-Q and are also reflected in Items 2 and 4 of Part I of this Form 10-Q.

PART I – FINANCIAL INFORMATION

ITEM 1.	Financial Statements

SEACHANGE INTERNATIONAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

(unaudited)

	July 31, 2007	January 31, 2007 Restated (1)
Assets
Current assets:
Cash and cash equivalents	$32,111	$31,179
Marketable securities	13,252	11,231
Accounts receivable, net of allowance for doubtful accounts of $515 at July 31, 2007 and $466 at January 31, 2007	29,291	28,854
Unbilled receivables	6,654	5,562
Inventories, net	19,712	19,350
Income taxes receivable	360	409
Prepaid expenses and other current assets	3,472	2,990

Total current assets	104,852	99,575
Property and equipment, net	28,907	30,720
Marketable securities	10,476	12,885
Investments in affiliates	14,991	14,312
Intangible assets, net	11,354	13,054
Goodwill	24,118	23,726
Other assets	300	5,024

Total assets	$194,998	$199,296

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$10,385	$10,003
Income taxes payable	1,569	941
Other accrued expenses	7,786	6,623
Customer deposits	4,929	2,016
Deferred revenues	19,495	21,806
Deferred tax liabilities	189	366

Total current liabilities	44,353	41,755
Other liabilities, long term	662	—
Distribution and losses in excess of investment	943	—
Deferred tax liabilities, long-term	2,716	1,121

Total liabilities	48,674	42,876

Commitments and contingencies (Note 10)
Stockholders’ equity:
Convertible preferred stock, $0.01 par value; 5,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized; 29,551,539 and 29,345,103 shares issued and outstanding at July 31, 2007 and January 31, 2007, respectively	296	293
Additional paid-in capital	187,789	184,976
Accumulated deficit	(44,082)	(30,424)
Accumulated other comprehensive gain	2,321	1,575

Total stockholders’ equity	146,324	156,420

Total liabilities and stockholders’ equity	$194,998	$199,296

(1)	Refer to Note 1 of the consolidated condensed financial statements.

The accompanying notes are an integral part of these condensed consolidated financial statements.

SEACHANGE INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three months ended		Six months ended
	July 31, 2007	July 31, 2006 Restated (1)	July 31, 2007	July 31, 2006 Restated (1)
Revenues:
Hardware, software and systems	$26,588	$29,291	$47,516	$47,322
Services	17,606	16,475	35,522	31,685

	44,194	45,766	83,038	79,007

Cost of revenues:
Hardware, software and systems	17,492	13,312	26,854	22,771
Services	11,557	8,670	23,222	17,018

	29,049	21,982	50,076	39,789

Gross profit	15,145	23,784	32,962	39,218

Operating expenses:
Research and development	11,474	10,687	21,811	20,915
Selling and marketing	5,895	5,903	11,680	11,124
General and administrative	5,520	4,777	10,423	9,403
Amortization of intangibles	802	1,410	1,599	2,820

	23,691	22,777	45,513	44,262

(Loss) income from operations	(8,546)	1,007	(12,551)	(5,044)
Interest income	440	295	908	689
Interest expense	(10)	(73)	(11)	(82)

(Loss) income before income taxes and equity income in earnings of affiliates	(8,116)	1,229	(11,654)	(4,437)
Income tax (provision) benefit	(95)	(467)	(1,358)	721
Equity income in earnings of affiliates	361	171	579	320

Net (loss) income	$(7,850)	$933	$(12,433)	$(3,396)

Basic (loss) income per share	$(0.27)	$0.03	$(0.42)	$(0.12)

Diluted (loss) income per share	$(0.27)	$0.03	$(0.42)	$(0.12)

Weighted average common shares outstanding:
Basic	29,539	28,695	29,466	28,581

Diluted	29,539	28,812	29,466	28,581

(1)	Refer to Note 1 of the consolidated condensed financial statements.

The accompanying notes are an integral part of these condensed consolidated financial statements.

SEACHANGE INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

(in thousands)

(unaudited)

	Six months ended
	July 31, 2007	July 31, 2006 Restated (1)
Cash flows from operating activities:
Net loss	$(12,433)	$(3,396)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	4,277	3,562
Amortization of intangibles and capitalized software	2,525	3,220
Impairment of intangibles and capitalized software	4,056	—
Inventory valuation charge	718	462
Allowance for doubtful accounts receivable	135	203
Discounts earned and amortization of premiums on marketable securities	(23)	23
Equity earnings in investments in affiliates	(579)	(320)
Stock-based compensation	1,773	1,739
Deferred income taxes	871	(305)
Changes in operating assets and liabilities:
Accounts receivable	(469)	(6,871)
Unbilled receivables	(1,092)	(740)
Inventories	(1,575)	(2,796)
Income taxes receivable	49	0
Prepaid expenses and other assets	(437)	904
Accounts payable	361	2,601
Income taxes payable	590	(2,179)
Accrued expenses	1,019	45
Accrued litigation reserve	—	(7,986)
Customer deposits	2,913	1,881
Deferred revenues	(2,313)	(1,146)
Other	37	(49)

Net cash provided by (used in) operating activities	403	(11,148)

Cash flows from investing activities:
Purchases of property and equipment	(2,434)	(4,785)
Proceeds from sale of property and equipment	468	—
Purchases of marketable securities	(12,901)	(6,772)
Proceeds from sale and maturity of marketable securities	13,386	23,628
Acquisition or formation of businesses	(154)	(3,046)
Capital distribution from investments in affiliates	880	—
Decrease in restricted cash	—	500

Net cash (used in) provided by investing activities	(755)	9,525

Cash flows from financing activities:
Proceeds from issuance of common stock, net of issuance costs	1,046	927

Net cash provided by financing activities	1,046	927

Effect of exchange rates on cash:	238	292

Net increase (decrease) in cash and cash equivalents	932	(404)
Cash and cash equivalents, beginning of period	31,179	21,594

Cash and cash equivalents, end of period	$32,111	$21,190

Supplemental disclosure of non-cash activities:
Transfer of items originally classified as inventories to equipment, net	$495	$1,687
Issuance of equity for ODG contingent consideration	$—	$2,287

(1)	Refer to Note 1 of the consolidated condensed financial statements.

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

Restatement of Previously Issued Financial Statements

Subsequent to the filing of the Company’s Annual Report on Form 10-K for the year ended January 31, 2007, and Form 10-Q for the quarter ended April 30, 2007, the Audit Committee of the Board of Directors of the Company, in consultation with Company management, concluded that, due to an accounting error, the Company’s previously issued consolidated financial statements for the fiscal year ended January 31, 2007, including related quarterly statements, and the quarter ended April 30, 2007 would need to be restated. As a result, the Company has restated its Consolidated Balance Sheet, Consolidated Statement of Operations, Consolidated Statement of Cash Flows, and Consolidated Statement of Stockholders’ Equity and Comprehensive Income (Loss) (“Consolidated Financial Statements”) as of and for the year ended January 31, 2007 and restated its Consolidated Financial Statements for the quarter ended April 30, 2007. A description of the restatement error and related impact on the Company’s consolidated financial statements follows.

Sabbatical Leave

The Company’s employee sabbatical benefit entitles employees who achieve eight years of service to twenty days of additional paid time off. The Company accounted for this employee benefit only when employees had actually taken the sabbatical or left the Company. Based on the terms of the Company’s program, the Company should have accounted for its obligation for its sabbatical benefit under Statement of Financial Accounting Standards (“SFAS”) No. 43, “Accounting for Compensated Absences” (“SFAS 43”), once an employee achieved the requisite period of service, regardless of when the paid time off, if any, had been taken. The Company identified three errors, quantified them under the dual approach method and concluded that the correction of these errors through the Consolidated Statement of Operations would be material to the fiscal year ended January 31, 2007 in the aggregate. Accordingly, the Company restated the consolidated financial statements for the fiscal years ended January 31, 2007, 2006 and 2005, even though the errors are not material to the Consolidated Balance Sheet, Consolidated Statement of Operations, Consolidated Statement of Cash Flows, or Consolidated Statement of Stockholders’ Equity and Comprehensive Income (Loss) for the fiscal years ended January 31, 2006 and 2005. A description of the 2007 restatement error and related impact on the Company’s consolidated financial statements follows.

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

For the period ended April 30, 2007, the Company should have adopted the provisions of the Financial Accounting Standards Board’s (“FASB”) Emerging Issues Task Force (“EITF”) No. 06-2, “Accounting for Sabbatical Leave and Other Similar Benefits Pursuant to FASB Statement No. 43” (“EITF 06-2”), effective for February 1, 2007. EITF 06-2 requires companies to accrue the cost of such compensated absences over the requisite service period. The Company corrected this error by adopting EITF 06-2, effective for February 1, 2007. The Task Force allows the use of one of two specified methodologies for adopting the change in accounting principle: i) a cumulative-effect adjustment to retained earnings at the beginning of the year of adoption; or ii) retrospective application to all prior periods. The Company elected to use the cumulative-effect adjustment to the beginning balance of retained earnings resulting in an additional liability of $769,000 and a corresponding increase in the accumulated deficit of $769,000.

This adoption and related restatements do not include any net tax effects as the Company’s deferred tax assets are fully reserved against due to the uncertainties related to the Company’s ability to generate sufficient pre-tax income for fiscal 2008 and the inability to carry back fiscal 2008 tax losses to prior years because the Company exhausted its US tax benefit carry back potential in fiscal 2007 (see Note 6). In accordance with the guidelines set forth in SAB 108, periods prior to February 1, 2007 will not be restated, and accrued expenses for fiscal 2007 now include accrued sabbatical expense for all employees who are eligible for sabbatical leave. The Company has determined that this change in the unrecorded liability on an annual basis was not material in any periods prior to and including the year ended January 31, 2006.

Impact of Restatements

The following summarizes the effects of the restatements on net (loss) income on each quarterly period and beginning retained earnings:

	Three Months Ended July 31, 2006	Six Months Ended July 31, 2006
Net income (loss) as previously reported	$959	$(3,396)
Pre tax restatement adjustments
Sabbatical leave	(12)	(56)
Capitalization of labor and overhead to inventory	(14)	56
Other comprehensive income	—	—
Net income (loss), as restated	$933	$(3,396)

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

The table below sets forth the effect of the restatement adjustments on the applicable line items within the Company’s Consolidated Statement of Operations for the three and six months ended July 31, 2006:

	Three Months End July 31, 2006			Six Months End July 31, 2006
	As Previously Reported	Restatement Adjustments	As Restated	As Previously Reported	Restatement Adjustments	As Restated
Costs of revenues:
Products	$13,296	$16	$13,312	$22,812	$(41)	$22,771
Services	8,654	16	8,670	16,998	20	17,018
	21,950	32	21,982	39,810	(21)	39,789
Gross profit	23,816	(32)	23,784	39,197	21	39,218
Operating expenses:
Research and development	10,687	—	10,687	20,894	21	20,915
Selling and marketing	5,913	(10)	5,903	11,130	(6)	11,124
General and administrative	4,773	4	4,777	9,397	6	9,403
Amortization of intangible assets	1,410	—	1,410	2,820	—	2,820
	22,783	(6)	22,777	44,241	21	44,262
Income (loss) from operations	1,033	(26)	1,007	(5,044)	—	(5,044)
Income (loss) before income taxes and equity income in earnings of affiliate	1,255	(26)	1,229	(4,437)	—	(4,437)
Net income (loss)	$959	$(26)	$933	$(3,396)	$—	$(3,396)

The table below sets forth the effect of the restatement adjustments on the applicable line items within the Company’s Consolidated Statement of Cash Flows for the six months ended July 31, 2006:

	As Previously Reported	Restatement Adjustment	As Restated
Cash flows from operating activities:
Net loss	$(3,396)	$—	$(3,396)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Changes in operating assets and liabilities:
Inventories	(2,740)	(56)	(2,796)
Accrued expenses	(11)	56	45

Net cash used in operating activities	$(11,148)	$—	$(11,148)

The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes for the year ended January 31, 2007, filed on October 19, 2007, included in SeaChange’s Annual Report on Form 10-K/A for such fiscal year. The balance sheet at January 31, 2007 was derived from audited, restated financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America.

In addition, a reclassification has been made to conform the prior period amounts to the current period presentation for deferred income taxes (previously presented as a part of prepaids and other assets) to a separate line within our cash flows from operating activities for the three and six months ended July 31, 2007. The reclassifications had no impact on the Company’s results of operations or financial position.

2. Significant accounting policies

Principles of Consolidation

The Company consolidates the financial statements of its wholly owned subsidiaries and all inter-company accounts are eliminated in consolidation. SeaChange also holds minority investments in the capital stock of certain private companies having product offerings or customer relationships that have strategic importance. The Company evaluates its equity and debt investments and other contractual relationships with affiliate companies in order to determine whether the guidelines of Financial Accounting Standards Board (“FASB”) Interpretation (“FIN”) No. 46, “Consolidation of Variable Interest Entities,” as revised under FIN No. 46R, “Consolidation of Variable Interests Entities (revised December 2003)” (“FIN 46R”) should be applied in the financial statements. FIN 46R addresses consolidation by business enterprises of variable interest entities that possess certain characteristics. A variable interest entity (“VIE”) is defined as an entity in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support. The primary beneficiary is required to consolidate the financial position and results of the VIE. Since the adoption of FIN 46R, the Company concluded that FIN 46R has not required the consolidation of any affiliated company.

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

Revenue Recognition and Allowance for Doubtful Accounts

Revenues from sales of hardware, software and systems that do not require significant modification or customization of the underlying software are recognized when title and risk of loss has passed to the customer, there is evidence of an arrangement, fees are fixed or determinable and collection of the related receivable is considered probable. Customers are billed for installation, training, project management and at least one year of product maintenance and technical support at the time of the product sale. Revenue from these activities are deferred at the time of the product sale and recognized ratably over the period these services are performed. Revenue from ongoing product maintenance and technical support agreements are recognized ratably over the period of the related agreements. Revenue from software development contracts that include significant modification or customization, including software product enhancements, is recognized based on the percentage of completion contract accounting method using labor efforts expended in relation to estimates of total labor efforts to complete the contract. For contracts, where some level of profit is assured but the Company is only able to estimate ranges of amounts of total contract revenue and total contract cost, SeaChange uses the lowest probable level of profits in accounting for the contract revenues and costs. Accounting for contract amendments and customer change orders are included in contract accounting when executed. Revenue from shipping and handling costs and other out-of-pocket expenses reimbursed by customers are included in revenues and cost of revenues. SeaChange’s share of intercompany profits associated with sales and services provided to affiliated companies are eliminated in consolidation in proportion to its equity ownership.

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

Recent Pronouncements

On February 15, 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 permits an entity to choose to measure many financial instruments and certain other items at fair value. This option is available to all entities, including not-for-profit organizations. Most of the provisions in SFAS 159 are elective; however, the amendment to SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities”, applies to all entities with available-for-sale and trading securities. Some requirements apply differently to entities that do not report net income. The fair value option established by SFAS 159 permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity will report unrealized gains and losses on items for which the fair value option has been elected in earnings (or another performance indicator if the business entity does not report earnings) at each subsequent reporting date. The fair value option: (a) may be applied instrument by instrument, with a few exceptions, such as investments otherwise accounted for by the equity method; (b) is irrevocable (unless a new election date occurs); and (c) is applied only to entire instruments and not to portions of instruments. SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). The adoption of this pronouncement is not expected to have a material effect on the Company’s financial statements.

In September 2006 FASB issued SFAS 157. This new standard provides guidance for using fair value to measure assets and liabilities. Under SFAS 157, fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. In this standard, the FASB clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability. In support of this principle, SFAS 157 establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. The fair value hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data, for example, the reporting entity’s own data. Under the standard, fair value measurements would be separately disclosed by level within the fair value hierarchy. The provisions of SFAS 157 are effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including any financial statements for an interim period within that fiscal year. The adoption of this pronouncement is not expected to have a material effect on the Company’s financial statements.

Impact of Recently Adopted Accounting Pronouncements

Sabbatical Leave

Effective February 1, 2007, the Company adopted the provisions of the FASB Emerging Issues Task Force (“EITF”) No. 06-2, “Accounting for Sabbatical Leave and Other Similar Benefits Pursuant to FASB Statement No. 43” (“EITF 06-2”) included in SeaChange’s Form 10-Q/A filed on October 22, 2007 for the quarter ended April 30, 2007. Prior to the issuance of EITF 06-2 the Company accrued for its obligation under its sabbatical program when an employee had achieved the requisite service time. EITF 06-2 requires companies to accrue the cost of such compensated absences over the requisite service period. The Task Force allows the use of one of two specified methodologies for adopting the change in accounting principle: i) a cumulative-effect adjustment to retained earnings at the beginning of the year of adoption; or ii) retrospective application to all prior periods. The Company elected to use the cumulative-effect adjustment to the beginning balance of retained earnings resulting in an additional liability of $769,000 and a corresponding increase in the accumulated deficit of $769,000. The impact of this adoption and related restatement does not include any net tax effects as the Company’s deferred tax assets are fully reserved against due to the uncertainties related to the Company’s ability to generate sufficient pre-tax income for fiscal 2008 and the inability to carry back fiscal 2008 tax losses to prior years because the Company exhausted its US tax benefit carry back potential in fiscal 2007 (see Note 6). Under this transition method periods prior to February 1, 2007 will not be restated and accrued expenses and other long-term liabilities, for the first quarter of fiscal 2008 include accrued sabbatical expense for all employees who are eligible for sabbatical leave.

Income Tax Contingencies

Effective February 1, 2007, the Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). As a result of the implementation, the Company recognized a $456,000 increase to reserves for uncertain tax positions. This increase was accounted for as an adjustment to the beginning balance of retained earnings in the first quarter ended April 30, 2007.

As of February 1, 2007, the Company had $5.0 million of total gross unrecognized tax benefits (before consideration of any valuation allowance). Of this total, $1.0 million represents the amount of unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in any future periods.

For the six month period ended July 31, 2007, the Company recognized an additional tax provision for unrecognized tax benefits and increased its 2008 income tax expense by $357,000. None of the amounts included in the balance of unrecognized tax benefits at July 31, 2007 of $1.5 million are related to tax positions for which it is reasonably possible that the total amounts could significantly change during the next twelve months.

The Company recognizes accrued interest and penalties related to uncertain tax positions in income tax expense. Accrued interest and penalties related to uncertain tax positions were $226,000 and $260,000 as of April 30, 2007 and July 31, 2007, respectively.

As of July 31, 2007, the Company is subject to U.S. Federal income tax examinations for the tax years 2004 through 2006. In addition, the Company is subject to state and local income and non-US (primarily the United Kingdom) tax examinations for the tax years 2003 through 2006 and the tax years 2001 through 2006, respectively.

3. (Loss) Earnings Per Share

(Loss) earnings per share are presented in accordance with SFAS No. 128, “Earnings Per Share,” (“SFAS 128”) which requires the presentation of “basic” (loss) earnings per share and “diluted” (loss) earnings per share. Basic (loss) earnings per share is computed by dividing earnings available to common shareholders by the weighted-average shares of common stock outstanding during the period. For the purposes of calculating diluted (loss) earnings per share, the denominator includes both the weighted average number of shares of common stock outstanding during the period and the weighted average number of shares of potential common stock, such as stock options, restricted stock units and warrants, calculated using the treasury stock method.

All stock options outstanding for the three and six months ended July 31, 2007 and all stock options outstanding for the six months ended July 31, 2006 were anti-dilutive based on the Company’s net losses. For the three and six months ended July 31, 2007, 4,472,000 and 4,435,000 shares, respectively, were anti-dilutive and were not included in the calculation of stock options outstanding as a result of the Company’s net losses. For the three months ended July 31, 2006, 5,690,000 shares were anti-dilutive based upon the average market price of the Company’s common stock for the period and not included as dilutive shares calculation for the Company’s second quarter earnings in fiscal 2007. For the six months ended July 31, 2006, 1,309,000 shares were anti-dilutive and were not included in the calculation of stock options outstanding as a result of the Company’s net loss.

Below is a summary of the shares used in calculating basic and diluted income (loss) per share for the periods indicated:

	Three months ended		Six months ended
	July 31, 2007	July 31, 2006	July 31, 2007	July 31, 2006
	(in thousands)
Weighted average shares used in calculating earnings per share—Basic	29,539	28,695	29,466	28,581
Dilutive common stock options	—	117	—	—

Weighted average shares used in calculating earnings per share—Diluted	29,539	28,812	29,466	28,581

4. Inventories

Inventories consist of the following:

	July 31, 2007	January 31, 2007
	(in thousands)
Components and assemblies	$13,513	$11,825
Finished products	6,199	7,525

	$19,712	$19,350

5. Comprehensive (Loss) Income

SeaChange’s comprehensive (loss) income was as follows:

	Three months ended		Six months ended
	July 31, 2007	July 31, 2006 As Restated	July 31, 2007	July 31, 2006 As Restated
	(in thousands)
Net (loss) income	$(7,850)	$933	$(12,433)	$(3,396)
Other comprehensive (loss) income:
Foreign currency translation adjustment	283	(5)	672	102
Unrealized gain on marketable securities	48	62	74	93

Other comprehensive income	331	57	746	195

Comprehensive (loss) income	$(7,519)	$990	$(11,687)	$(3,201)

6. Income Taxes

For the six months ended July 31, 2007, the Company recorded an income tax provision of $1.4 million on a loss before tax and equity income in earnings of affiliates of $11.7 million, resulting in an effective income tax provision rate of 11.6%. Of this amount, $1.1 million is attributable to the taxable gains recorded in the first quarter of fiscal 2008 for the On Demand Group’s (ODG) U.K. operation related to the transfer of assets to and the reimbursement of previously paid costs from On Demand Deutschland GmbH & Co. KG, the German joint venture formed February 2007 with Tele-Munchen Fernseh GmbH & Co. Produktionsgesellschaft. In addition, the Company exhausted its U.S. tax benefit carry back potential in fiscal 2007, thus eliminating any recording of U.S. tax benefit for fiscal 2008. For the six months ended July 31, 2006, the Company recorded an income tax benefit of $721,000 based on an estimated annual effective tax rate of (16.2%). The net loss generated in fiscal 2007 has been carried back to recover the remaining prior year taxes paid.

As of July 31, 2007, the Company has maintained the full valuation allowance against its net U.S. deferred tax assets primarily due to the uncertainties related to the Company’s ability to generate sufficient pre-tax income for fiscal 2008 and thereafter. If SeaChange generates sufficient pre-tax income in the future, some portion or all of the valuation allowance could be reversed and a corresponding increase in net income would be reported in future periods.

7. Segment Information

SeaChange has three reportable segments: Broadband, Broadcast and Services. The Broadband segment develops, markets and sells products to digitally manage, store and distribute digital video for cable system operators and telecommunications companies. The Broadcast segment develops, markets and sells products for the storage, archival, on-air playback of advertising and other video programming for the broadcast television industry. The Services segment provides installation, training, project management, product maintenance and technical support services, and software development, for all of the above products, and movie content services. SeaChange measures profitability of the segments based on their respective gross profit. There were no inter-segment sales or transfers during the three and six month periods ended July 31, 2007 and 2006. The Company aggregates its operating segments for reporting purposes. The following table summarizes the revenues, cost of revenues, and gross profit by reportable segment. Cost of revenues for the three and six month periods ended July 31, 2007 includes $4.1 million of expense related to asset impairments in connection with capitalized software licenses of which $4.0 million was classified in the Broadband product segment and $100,000 was classified in the Broadcast product segment (see Note 9).

	Three months ended		Six months ended
	July 31, 2007	July 31, 2006 As Restated	July 31, 2007	July 31, 2006 As Restated
	(in thousands)
Revenues
Broadband product	$22,873	$24,058	$41,877	$40,352
Broadcast product	3,715	5,233	56,439	6,970
Services	17,606	16,475	35,522	31,685

Total	$44,194	$45,766	$83,038	$79,007

Cost of revenues
Broadband product	$14,589	$8,755	$22,700	$16,559
Broadcast product	2,903	4,557	4,154	6,212
Services	11,557	8,670	23,222	17,018

Total	$29,049	$21,982	$50,076	$39,789

Gross profit
Broadband product	$8,284	$15,303	$19,177	$23,793
Broadcast product	812	676	1,485	758
Services	6,049	7,805	12,300	14,667

Total	$15,145	$23,784	$32,962	$39,218

SeaChange does not allocate assets and liabilities to the segments other than the intangible assets and goodwill acquired in connection with its acquisitions. The following table summarizes intangible assets and goodwill by reportable segment:

	July 31, 2007	January 31, 2007
	(in thousands)
Intangible Assets and Goodwill
Broadband	$18,057	$19,282
Services	17,415	17,498

Total	$35,472	$36,780

The following table summarizes revenues by geographic locations:

	Three months ended		Six months ended
	July 31, 2007	July 31, 2006	July 31, 2007	July 31, 2006
	(in thousands)
Revenues
United States of America	$27,162	$31,776	$51,978	$53,288
United Kingdom	7,486	9,751	14,877	17,719
Canada and South America	3,562	1,497	6,222	2,846
Europe and Middle East (excluding the United Kingdom)	2,437	1,164	4,538	1,878
Asia Pacific and other international locations	3,547	1,578	5,423	3,276

Total	$44,194	$45,766	$83,038	$79,007

The following summarizes revenues by significant customer where such revenue exceeded 10% of total revenues for the indicated period:

	Three months ended		Six months ended
	July 31, 2007	July 31, 2006	July 31, 2007	July 31, 2006
Customer A	36%	40%	35%	37%
Customer B	13%	17%	14%	18%

International sales accounted for approximately 39% and 31% of total revenues in the three month periods ended July 31, 2007 and 2006, respectively. International sales accounted for approximately 37% and 33% in the six month periods ended July 31, 2007 and 2006, respectively. For the three and six month periods ended July 31, 2007 and 2006, substantially all sales of the Company’s systems were made in United States dollars. Therefore, SeaChange has not experienced any material impact from fluctuations in foreign currency exchange rates on our results of operations or financial position. If this practice changes in the future, the Company will reevaluate its foreign currency exchange rate risk.

At July 31, 2007, two customers accounted for 28% and 25%, respectively, of the accounts receivable and unbilled receivables balances, and at January 31, 2007, two customers accounted for 42% and 16% respectively, of SeaChange’s accounts receivable and unbilled receivables balances. During the first quarter of fiscal 2007, two of SeaChange’s customers, NTL Incorporated and Telewest Global, Inc., merged, and consequently, the Company’s customer information for fiscal 2007 has been revised to reflect this merger.

8. Investments in Affiliates

On February 27, 2007, the On Demand Group Ltd. (“ODG”), a wholly-owned U.K. subsidiary of SeaChange, entered into an agreement with Tele-Munchen Fernseh GmbH & Co. Produktionsgesellschaft (TMG) to create a joint venture named On Demand Deutschland GmbH & Co. KG. On Demand Deutschland specializes in establishing on-demand and pay-per-view services on multiple platforms in German-speaking Europe. ODG contributed $2.8 million to acquire its 50% ownership interest in the joint venture of which $2.6 million consisted of the fair value of customer contracts and content license agreements contributed by ODG and $154,000 represented a cash contribution. The customer contracts and licensed content had no book value. SeaChange determined that this investment is an operating joint venture and does not require consolidation under the accounting guidance of FIN 46R. Consequently, SeaChange accounts for this investment under the equity method of accounting.

ODG’s original investment in the joint venture was recorded at $154,000 representing the US dollar equivalent of the initial cash contribution. The difference between the book and fair value of the customer contracts and content license agreements is being accreted over the expected five year life of the contracts and recorded as a gain and an increase in the investment. This gain will be partially offset by ODG’s 50% share of the joint venture’s amortization expense over the same period related to the acquired contracts and content license agreements. ODG also recorded a net payable amount to the joint venture of $337,000 as of the joint venture formation date (February 27, 2007) reflecting the transfer of net liabilities incurred by ODG related to the joint venture as well as the joint venture’s reimbursement of previously incurred costs by ODG of $787,000 related to joint venture activities prior to its formation. Consistent with EITF 89-7, “Exchange of Assets or Interest in a Subsidiary for a Noncontrolling Equity Interest in a New Entity,” ODG did not record other income in connection with the reimbursement of these costs or any other gains as ODG is deemed to have a commitment to support the operations of the joint venture. ODG treated the reimbursement and other gain for a total of $880,000 as a capital distribution in excess of the carrying value of its investment in the joint venture as of July 31, 2007. This capital distribution will be accreted over the expected five year life of the customer contracts and recorded as a gain and an increase in the investment in the joint venture. ODG recorded an income tax provision during the first quarter of fiscal 2008 of $1.1 million for the taxable gain recognized by ODG related to the $2.6 million contribution of customer contracts and content licenses to and the reimbursement of previously paid costs from the joint venture.

ODG entered into a Service Agreement with the joint venture whereby ODG provides content aggregation, distribution, marketing and administration services to the joint venture under an arm’s length fee structure. In the three and six months ended July 31, 2007, ODG recorded revenues of $232,000 and $469,000 (USD equivalent), respectively related to the Service Agreement. ODG’s share of profits from this agreement in proportion to its equity ownership interest is eliminated in consolidation.

The Shareholder’s Agreement requires ODG to provide cash contributions up to $4.2 million (USD equivalent) upon the request of the joint venture’s management and approval by the shareholders of the joint venture. ODG recorded its proportionate share of the joint venture’s losses for the three and six months ending July 31, 2007 of $53,000 and $153,000, respectively. Due to the capital distribution and ODG’s share of the joint venture’s net loss exceeding the book value of its investment in the joint venture, the investment is recorded as a long-term liability of $943,000 at July 3l, 2007.

In fiscal 2006, the Company invested $8.2 million in convertible preferred stock, which would convert to a 19.8% common stock interest, of Casa Systems, Inc. (“Casa”), a Massachusetts development stage company that specializes in video-on-demand products within the telecommunications and television markets. SeaChange determined that Casa was a VIE as defined by the accounting guidance of FIN 46R. However, SeaChange concluded that it is not the primary beneficiary in Casa. Consequently, SeaChange accounts for this investment under the cost method of accounting.

SeaChange periodically reviews indicators of the fair value of its investments in affiliate companies in order to assess whether available facts or circumstances, both internally and externally, may suggest an other than temporary decline in the fair value of the investment. There was no indication of other than temporary declines in fair value as of at July 3l, 2007.

9. Goodwill and Other Assets

At July 31, 2007 and January 31, 2007, the Company had goodwill of $24.1 million and $23.7 million, respectively. A portion of goodwill pertains to the Company’s United Kingdom subsidiary, ODG, and, as a result, is subject to translation at the currency rates in effect at the balance sheet date. The change in the carrying amount of goodwill for the six months ended July 31, 2007 of $392,000 represents the change in the translation at the currency rates in effect at January 31, 2007 and July 31, 2007.

SeaChange evaluates goodwill for impairment on, at least, an annual basis. In the second quarter, SeaChange completed its annual evaluation for the recoverability of goodwill associated with the Broadband segment acquisitions including the non-North American assets of Liberate Technologies, ZQ Interactive, Ltd., and GuestServe Networks, Inc. SeaChange’s analysis determined that there was no goodwill impairment.

During the second quarter of fiscal 2008, the Company determined that purchased capitalized software licenses that were classified as Other assets on the Company’s Condensed Consolidated Balance Sheets were impaired as of July 31, 2007, resulting in a reduction to Other assets of $4.1 million and a corresponding increase to Cost of revenues on the Company’s Consolidated Statement of Operations for the three and six month periods ending July 31, 2007. The Company concluded that three separate capitalized software licenses that were purchased for eventual use in current and future products of the Company were impaired during the Company’s fiscal second quarter based on its determination that triggering events had occurred during this period that warranted consideration of an impairment of long-lived assets. During this period, two product line general managers were terminated, both of whom had direct responsibility for incorporating the capitalized software licenses into new or existing products. The replacements for the terminated general managers, with Company management concurrence, abandoned plans to use the capitalized software licenses in any new or existing Company products during the three month period ending July 31, 2007. With no identified future cash flows to substantiate further capitalization of these software licenses, the Company determined these assets to be impaired as of July 31, 2007.

10. Commitments and Contingencies

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

SeaChange enters into agreements in the ordinary course of business with customers, resellers, distributors, integrators and suppliers. Most of these agreements require SeaChange to defend and/or indemnify the other party against intellectual property infringement claims brought by a third party with respect to SeaChange’s products. From time to time, SeaChange also indemnifies customers and business partners for damages, losses and liabilities they may suffer or incur relating to personal injury, personal property damage, product liability, and environmental claims relating to the use of SeaChange’s products and services or resulting from the acts or omissions of SeaChange, its employees, authorized agents or subcontractors. For example, in a letter dated May 16, 2005 from Cablevision Systems Corp., in a letter dated May 19, 2005 from Time Warner Cable, Inc., and in a letter dated July 22, 2005 from Insight Communications Company, Inc., all SeaChange customers, SeaChange and other suppliers were notified that each party was served on May 3, 2005, April 25, 2005 and April 26, 2005 respectively with a complaint by Acacia Media Technologies, Corp. for allegedly infringing U.S. Patent Nos.: 5,132,992; 5,253,275; 5,550,863; and 6,144,702 by providing broadcast video and video-on-demand services to end user customers. In addition, in a letter dated August 4, 2006 from Cox Communications, Inc., in a letter dated June 29, 2006 from Time Warner Inc. and in a letter dated October 6, 2006 from Comcast Cable Communications, LLC, SeaChange and other suppliers were notified that each party was served on June 13, 2006 with a complaint by USA Video Technology Corporation for allegedly infringing U.S. Patent No. 5,130,792 by providing video-on-demand services to end use customers. These customers have requested SeaChange’s support under its indemnification obligations. SeaChange continues to review its potential obligations under its indemnification agreements with these customers, in view of the claims by Acacia and USA Video Technology Corporation and the indemnity obligations to these customers from other vendors that also provided equipment and services to these customers. The indemnification obligations as of July 31, 2007 are immaterial.

SeaChange warrants that its products, including software products, will substantially perform in accordance with its standard published specifications in effect at the time of delivery. Most warranties have at least a one year duration that generally commence upon installation. In addition, SeaChange provides maintenance support to all customers and therefore allocates a portion of the product purchase price to the initial warranty period and recognizes revenue on a straight line basis over that warranty period related to both the warranty obligation and the maintenance support agreement. When SeaChange receives revenue for extended warranties beyond the standard duration, it is deferred and recognized on a straight line basis over the contract period. Related costs are expensed as incurred. As of July 31, 2007 and January 31, 2007, SeaChange had revenue deferrals related to initial and extended warranties of $15.4 million and $15.2 million, respectively.

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

SeaChange has made conditional commitments for future funding of On Demand Deutschland (see Note 8) and for contingent consideration in relation to its purchase agreement with ODG (see Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, Liquidity and Capital Resources).

11. Equity and Stock Incentive Plans

2005 Equity Compensation and Incentive Plan

The 2005 Equity Compensation and Incentive Plan (the “2005 Plan”) provides for the grant of incentive stock options, nonqualified stock options, restricted stock, restricted stock units, and “other” non-stock option awards as determined by the plan administrator for the purchase of up to an aggregate of 1,500,000 shares of SeaChange’s common stock by officers, employees, consultants and directors of SeaChange. The authorized number of shares to be issued under the 2005 Plan was increased by 1,300,000 to 2,800,000 by shareholder vote during the Company’s annual shareholder meeting in July 2007. These additional plan shares are permitted to be used for any form of award under the 2005 Plan. The Board of Directors has delegated to the Compensation and Option Committee responsibility for administration of the 2005 Plan and determining the term of each award, award exercise price, number of shares for which each award is granted and the rate at which each award is exercisable. The Company is not allowed to issue on an annual basis awards under the 2005 Plan in an amount greater than two percent of the aggregate shares outstanding, subject to certain adjustments.

Option awards may be granted to employees at an exercise price per share of not less than 100% of the fair market value per common share on the date of the grant (not less than 110% for an incentive stock option granted to a 10% or more stockholder). Incentive stock options may be granted to a SeaChange employee only to the extent that the fair value of the options granted to that employee become exercisable during any one calendar year plus previously granted incentive stock options that become exercisable by that employee in that period is less than $100,000. Restricted stock units and other equity-based non-stock option awards may be granted to any officer, employee, director or consultant at a purchase price per share as determined by SeaChange’s Board of Directors. Awards granted under the 2005 Plan generally vest over three years and expire seven years from the date of the grant (five years for incentive stock options granted to holders of more than 10% of SeaChange’s voting stock).

Employee Stock Purchase Plan

The Company’s Employee Stock Purchase Plan (“ESPP”) provides for the issuance of a maximum of 1,600,000 shares of common stock to participating employees who meet eligibility requirements. Employees of SeaChange who elect to participate in the Company’s ESPP are able to purchase common stock at the lower of 85% of the fair market value of SeaChange’s common stock on the first or last day of the applicable six month offering period. In the most recent period under the ESPP ended May 31, 2007, employees purchased an aggregate of 106,881 shares at a discounted price of $7.18 per share. As of July 31, 2007, 254,823 shares of common stock were available for issuance under the ESPP.

12. Subsequent Event

In August of 2007, SeaChange renewed the revolving line of credit with Citizens Bank (a subsidiary of the Royal Bank of Scotland Group) for a fourteen month period beginning August 31, 2007 and ending on October 31, 2008 for the committed amount of $15.0 million. Loans made under this revolving line of credit bear interest at a rate per annum equal to the bank’s prime rate, 8.25% on July 31, 2007. Borrowings under this line of credit are collateralized by substantially all of SeaChange’s assets. For the quarter ended and as of July 31, 2007, SeaChange had no borrowings outstanding under this revolving line of credit. The loan agreement requires that SeaChange provide Citizens Bank with certain periodic financial reports and comply with certain financial ratios including a minimum level of earnings before interest, taxes and depreciation and amortization on a trailing twelve month basis when amounts are outstanding under the loan agreement. As of and for the quarter ended July 31, 2007, the Company was in compliance with the financial covenants.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes included in this Form 10-Q, and with our management’s discussion and analysis included in the Company’s Annual Report on Form 10-K/A for the year ended January 31, 2007 and Form 10-Q/A for the quarter ended April 30, 2007 filed on October 19, 2007 and October 22, 2007 respectively, with the Securities Exchange Commission (“SEC”).

The information below has been adjusted to reflect the restatement of our financial results which is more fully described in Note 2, “Significant Accounting Policies – Impact of Recently Adopted Accounting Pronouncements – Sabbatical Leave,” in the Notes to the condensed consolidated financial statements of this Form 10-Q.

Factors That May Affect Future Results

Any statements contained in this Form 10-Q that do not describe historical facts may constitute forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. These statements relate to future events or our future financial performance and are identified by words such as “may,” “will,” “could,” “should,” “expect,” “plan,” “intend,” “seek,” “anticipate,” “believe,” “estimate,” “potential,” or “continue” or other comparable terms or the negative of those terms. Forward-looking statements in this Form 10-Q include certain statements regarding the effect of certain accounting standards on our financial position and results of operations, the effect of certain legal claims against us, projected changes in our revenues, earnings and expenses, exchange rate sensitivity, interest rate sensitivity, liquidity, product introductions and general market conditions. Our actual future results may differ significantly from those stated in any forward-looking statements. Any such forward-looking statements contained herein are based on current expectations, but are subject to a number of risks and uncertainties that may cause actual results to differ materially from expectations. The factors that could cause actual future results to differ materially from current expectations include the following: litigation that may arise in connection with the restatement of our financial statements discussed herein; our ability to remediate the material weakness in our internal control over financial reporting and disclosure controls; the continued growth, development and acceptance of the video-on-demand market; the loss of one of our large customers; the cancellation or deferral of purchases of our products; the timing of significant customer orders; the length of our sales cycles; a decline in demand or average selling price for our broadband products; our ability to manage our growth; our ability to integrate businesses acquired by us; our ability to protect our intellectual property rights and the expenses that may be incurred by us to protect our intellectual property rights; an unfavorable result of current or future litigation; content providers limiting the scope of content licensed for use in the video-on-demand market; our ability to introduce new products or enhancements to existing products; our dependence on certain sole source suppliers and third-party manufacturers; our ability to compete in our marketplace; our ability to respond to changing technologies; the risks associated with international sales; the performance of companies in which we have made equity investments, including Filmflex, Casa Systems, Inc. and On Demand Deutschland GmbH & Co. KG; changes in the regulatory environment; and our ability to hire and retain highly skilled employees. Further information on factors, including those listed above, that could cause actual results to differ from those anticipated is detailed in various filings made by us from time to time with the SEC, including but not limited to, those appearing in Part I, Item 1A. Risk Factors, in our Annual Report on Form 10-K/A filed with the SEC on October 19, 2007. Any forward-looking statements should be considered in light of those factors.

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

In the six months ended July 31, 2007, our total revenues increased 5% to $83.0 million from the same period in the prior year. The increase in revenues was driven primarily by higher video on demand software development revenue related mainly to the VOD Purchase Agreement executed with Comcast in July of 2006. In addition, increased advertising insertion revenue due to an increased level of shipments to North American-based service providers and higher revenues at ODG due to increased processing of video on demand content for the Company’s main UK customer was partially offset by lower VOD systems revenue by US cable telecommunication operators. Product (hardware, software and systems) revenue was flat at $47.5 million, compared to $47.3 million in the six months ended July 31, 2007 over the same period in fiscal 2007. Revenues from video-on-demand products decreased 5% to $35.0 million in the six months ended July 31, 2007 compared to the same period in the previous fiscal year as lower VOD Systems revenue was partially offset by higher VOD software development revenue.

Our advertising revenue, which is included in our Broadband segment, increased 102% to $6.9 million in the six months ended July 31, 2007 from the same period in fiscal 2007 due mainly to increased orders primarily from North American cable television operators. Our Broadcast revenue decreased 19% to $5.6 million in the six months ended July 31, 2007 from the same period in fiscal 2007. The decrease in Broadcast revenue is due to a large $3.6 million product order from the U.S. government that was shipped in the quarter ended July 31, 2006.

Services revenue increased 12% to $35.5 million in the six months ended July 31, 2007 over the same period in fiscal 2007. The growth in Services revenue is primarily attributable to the VOD content services provided by the On Demand Group due to increased processing of content for the Company’s principal UK customer.

The Company’s gross profit as a percentage of revenue decreased 10 percentage points to 40% in the six months ended July 31, 2007 over the same period in fiscal 2007. Approximately half the reduction in the gross profit percentage was due to $4.1 million of expense incurred in the second quarter related to impaired capitalized software licenses. The remaining reduction in gross margin percentage was due to lower service margins related to headcount increases in our VOD, advertising and broadcast service groups, to build-up our customer service organization globally, as well as lower service margins at ODG relating to customer contracts in Brazil and Germany.

Our operating expenses increased $1.3 million or 2.8% in the six months ended July 31, 2007 over the six months ended July 31, 2006. This increase is principally attributable to $1.0 million of severance charges in connection with headcount reductions mainly in our VOD server research and development activities. We expect year-over-year operating expenses to be flat to slightly higher in fiscal 2008 compared to fiscal 2007.

Our higher revenue offset by higher operating expenses resulted in a net loss of $12.4 million or $(0.42) per diluted share in the six months ended July 31, 2007, as compared to a net loss of $3.4 million or $(0.12) per diluted share in the same period in fiscal 2007.

Restatement of Previously Issued Financial Statements

This Form 10-Q contains the restated consolidated balance sheet as of January 31, 2007, the restated three month and six months Statement of Operations for the period ended July 31, 2006 and the restated Statement of Cash flows for the six months ended July 31, 2006, reflecting the retrospective application of SAB 108 and the change in accounting for the Company’s employee sabbatical benefit. In the Company’s Amended Annual Report on Form 10-K/A for the year ended January 31, 2007, filed with the SEC (the “2007 Form 10-K/A”) on October 19, 2007, the Company restated its Consolidated Balance Sheet, Consolidated Statement of Operations, Consolidated Statement of Cash Flows, the Consolidated Statement of Stockholders’ Equity and Comprehensive Income (Loss) and selected financial data as of and for the period ended January 31, 2007. In addition, the Company restated its unaudited consolidated balance sheet for the quarterly period ended April 30, 2007 by the filing of an amended quarterly report on Form 10-Q/A on October 22, 2007.

As indicated in our Current Reports on Form 8-K filed August 31, 2007 and September 18, 2007, the above-identified previously issued financial statements should no longer be relied upon due to accounting errors related to the Company’s employee sabbatical program. Instead, reliance should be made only on the amended filings with respect to these identified financial statements.

Summary of Critical Accounting Policies; Significant Judgments and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make significant estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. These items are regularly monitored and analyzed by management for changes in facts and circumstances, and material changes in these estimates could occur in the future. Changes in estimates are recorded in the period in which they become known. We base our estimates on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. A summary of our accounting policies that we believe are most critical to fully understand and evaluate our financial results are set forth in our Annual Report on Form 10-K/A filed with the Securities and Exchange Commission on October 19, 2007.

Three Months Ended July 31, 2007 Compared to the Three Months Ended July 31, 2006

Revenues

Product Revenues. Our product revenue consists of sales of hardware, software and systems from our Broadband and Broadcast segments.

	Three months ended July 31,
	2007	2006
Broadband revenues:
Video-on-demand products	$20,186,000	$23,179,000
Advertising insertion products	2,687,000	879,000

Total broadband revenues	22,873,000	24,058,000
Broadcast revenues:	3,715,000	5,233,000

Total product revenues	$26,588,000	$29,291,000

Product revenues decreased 9% to $26.6 million in the three months ended July 31, 2007 from $29.3 million in the three months ended July 31, 2006. Revenues from the Broadband segment, which accounted for 86% and 82% of total product revenues in the three months ended July 31, 2007 and July 31, 2006, respectively, decreased to $22.9 million in the three months ended July 31, 2007 from $24.1 million in the three months ended July 31, 2006. Video-on-demand hardware, software and systems revenues decreased to $20.2 million for the three months ended July 31, 2007 as compared to $23.2 million for the three months ended July 31, 2006.

The year-over-year decrease in video on demand product revenue was due to $2.5 million of lower video on demand software development revenue, principally from Comcast, due to last year’s second quarter including an unusually large amount of software revenue from Comcast related to efforts expended by the Company in prior quarters that was recognized as revenue upon the execution of the VOD Purchase Agreement with Comcast in July 2006. Advertising insertion revenues were approximately $2.7 million for the three months ended July 31, 2007 as compared to $900,000 for the three months ended July 31, 2006. The higher advertising insertion revenue was due principally to increased orders from North American and Latin American service providers.

Broadcast segment revenues were $3.7 million in the three months ended July 31, 2007 compared to $5.2 million in the three months ended July 31, 2006. The decrease in Broadcast revenue is due mainly to a large $3.6 million sale to the U.S. government in the second quarter of fiscal 2007.

We expect year-over-year future revenue growth, if any, to come principally from our video-on-demand products as telecommunications companies, both in North America and internationally, begin to deploy video-on-demand systems, North American cable companies continue to expand their existing deployments of video-on-demand systems, and we expand our existing product line of video-on-demand offerings with new products and services. We believe that there will be an increased demand for digital advertising insertion systems, which will offset the decline in demand for analog advertising insertion systems.

Services Revenues. Our Services revenues consist of fees for installation, training, project management, product maintenance and technical support, professional services, and movie content services. Our Services revenues increased 7% to $17.6 million in the three months ended July 31, 2007 from $16.5 million in the three months ended July 31, 2006. This $1.1 million increase in Services revenues primarily resulted from a $2.0 million increase in ODG’s video content services provided to their UK customers and to a Brazilian customer. These increases in Services revenue were partially offset by a $800,000 decline in SeaChange Interactive professional services revenues as its efforts have migrated to software development work, which is classified as product revenues. We expect revenues from services to continue to grow year-over-year from our expanding installed base of products and additional service offerings.

For the three months ended July 31, 2007 two customers together accounted for more than 49% of our total revenues, and the same two customers together accounted for more than 57% of our total revenues for the three months ended July 31, 2006. Revenue from each of these customers was comprised of Broadband and Service segment revenues. We believe that a significant amount of our revenues will continue to be derived from a limited number of customers.

International sales accounted for approximately 39% and 31% of total revenues in the three months ended July 31, 2007 and July 31, 2006, respectively. The U.S. and the United Kingdom together accounted for 78% and 91% of total revenue for the three months ended July 31, 2007 and 2006, respectively. We expect that international products and services revenues will remain a significant portion of our business in the future. Since substantially all of our product sales are made in United States Dollars (USD), we have not experienced, nor do we expect to experience in the near term, any material impact from fluctuations in foreign currency exchange rates on our results of operations. Since ODG has designated the British Pound Sterling (GBP) as its functional currency, we expect greater exposure to fluctuations in exchange rates in the future.

Product Gross Profit. Costs of product revenues consist primarily of the cost of purchased material components and subassemblies, labor and overhead costs relating to the final assembly and testing of complete systems and related expenses and labor and overhead costs related to software development contracts. Costs of product revenues increased 31% to $17.5 million, or 66% of related product revenues, in the three months ended July 31, 2007 as compared to $13.3 million, or 45% of related product revenues, in the three months ended July 31, 2006. Product gross profit as a percentage of product revenues was 34% and 55% in the three months ended July 31, 2007 and 2006, respectively. Gross profit for the Broadband segment decreased to 36% of revenues for the three months ended July 31, 2007 from 64% of revenues for the three months ended July 31, 2006. Of the total 28% decrease in Broadband gross profit, 20% consists of second quarter fiscal 2008 expenses of $4.7 million including asset impairments of $4.1 million related to capitalized purchased software licenses with the remaining expenses related to the write-down of fixed assets and inventory. The remaining year-over-year decrease in gross profit was due to lower gross profit on VOD systems due to lower year-over-year VOD systems revenue. Gross profit for the Broadcast segment increased to 22% from 13% for the three months ended July 31, 2007 and 2006, respectively. The increase in gross profit percentage is primarily due to unusually low gross profit in the quarter ended July 31, 2006 related to the US government revenue recorded in last year’s second quarter. Overall product gross profit for fiscal 2008 is expected to be lower than that realized in fiscal 2007 due to the significant expenses recorded in the second quarter in connection with impaired assets.

Services Gross Profit. Cost of services revenues consist primarily of labor, materials and overhead relating to the installation, training, product maintenance and technical support, professional services, and project management provided by us and costs associated with providing video content services. Cost of services revenues increased 33% to $11.6 million or 66% of services revenues in the three months ended July 31, 2007 from $8.7 million or 53% of services revenues in the three months ended July 31, 2006, primarily due to higher revenue. The decrease in Services gross profit as a percentage of revenues from 47% in the three months ended July 31, 2006 to 34% in the three months ended July 31, 2007 was primarily due to headcount increases in our VOD, advertising and broadcast service groups to build-up our customer service organization and increase our global presence in addressing growth in our installed base of products as well as anticipated revenue growth in succeeding quarters. In addition, costs of services increased at ODG relating to professional services work performed in Brazil as well as on two German customer contracts related to the German joint venture. We expect that Services gross profit will increase in the future due to the growing installed base of systems and higher margin new media content services, but may be impacted by the timing of costs associated with our ongoing investment required to expand our service organization in order to support our installed base of systems, our new products and additional media service requirements.

Research and Development. Research and development expenses consist primarily of the compensation of development personnel, depreciation of development and test equipment and an allocation of related facilities expenses. Research and development expenses increased 7% from $10.7 million, or 23% of total revenues, in the three months ended July 31, 2006 to $11.5 million, or 26% of total revenues, in the three months ended July 31, 2007 due to employee severance expense of $763,000 related to headcount reductions occurring in the second quarter of fiscal 2008. We expect that research and development expenses will continue to increase in fiscal 2008 as we continue development of new products and enhancements to existing products.

Selling and Marketing. Selling and marketing expenses consist primarily of compensation expenses, including sales commissions, travel expenses and certain promotional expenses. Selling and marketing expenses were flat at $5.9 million or 13% of total revenues, for the three months ended July 31, 2006 and July 31, 2007. Increased headcount related expenses were offset by lower trade show expenses.

General and Administrative. General and administrative expenses increased 16% from $4.8 million, or 10% of total revenues, in the three months ended July 31, 2006 to $5.5 million, or 12% of total revenues, in the three months ended July 31, 2007. General and administrative expenses consist primarily of the compensation of executive, finance, human resource and administrative personnel, legal and accounting services and an allocation of related facilities due primarily to increased headcount offset partially by lower legal expenses.

Amortization of intangible assets. Amortization expense consists of the amortization of acquired intangible assets which are operating expenses and not considered costs of revenues. The expense has been broken out separately for presentation purposes. The amounts that relate to sales and marketing expense and general and administrative expense are shown in the table below. Amortization expense was $802,000 in the three months ended July 31, 2007 and $1.4 million in the three months ended July 31, 2006. Amortization is based on the future economic value of the related intangible assets which is generally higher in earlier years of the assets’ lives, accounting for the decrease in amortization expense from the three months ended July 31, 2006 to the three months ended July 31, 2007. An additional $122,000 and $160,000 of amortization expense related to acquired technology was charged to cost of sales for the three months ended July 31, 2007 and 2006, respectively.

(Amounts in thousands)	For the three months ended July 31, 2007	For the three months ended July 31, 2006
Sales and marketing expense	$773	$1,356
General and administrative expense	29	54
Amortization expense	802	1,410

Interest Income (Expense). Interest income was $440,000 in the three months ended July 31, 2007 and $295,000 in the three months ended July 31, 2006. Interest expense was $10,000 for the three months ended July 31, 2007 as compared to $73,000 for the three months ended July 31, 2006. The increase in interest income is primarily due to the increase in higher interest rates earned on our marketable securities during the quarter ended July 31, 2007 in comparison to the quarter ended July 31, 2006.

Equity Income in Earnings of Affiliates. Equity income in earnings of affiliates was $361,000 and $171,000 in the three months ended July 31, 2007 and 2006, respectively. For the three months ended July 31, 2007, $396,000 of equity income was recognized from Filmflex and $53,000 of equity loss was recognized from On Demand Deutschland, the German joint venture. The On Demand Deutschland loss was net of $120,000 in accreted gains related to the customer contracts and content licensing agreements and the capital distribution related to reimbursement of previously incurred costs. The equity income in earnings of affiliates for the three months ended July 31, 2007 consists of our proportionate ownership share of the income under the equity method of accounting for Filmflex and On Demand Deutschland, the German joint venture.

Income Tax Expense (Benefit). For the three months ended July 31, 2007, we recorded an income tax provision of $95,000 on a loss before tax of $8.1 million resulting in an effective income tax provision rate of (1.2%). In addition, we exhausted our U.S. tax benefit carry back potential in fiscal 2007, thus eliminating any recording of U.S. tax benefit for fiscal 2008. For the three months ended July 31, 2006, we recorded an income tax provision of $467,000 at an effective tax rate of 38.0%. The net loss generated in fiscal 2007 has been carried back to recover the remaining prior year taxes paid.

As of July 31, 2007, we maintained the full valuation allowance against our net U.S. deferred tax assets primarily due to the uncertainties related to our ability to generate sufficient pre-tax income for fiscal 2008 and thereafter. If we generate sufficient pre-tax income in the future, some portion or all of the valuation allowance could be reversed and a corresponding increase in net income would be reported in future periods.

Six Months Ended July 31, 2007 Compared to the Six Months Ended July 31, 2006

Revenues

Product Revenues. Our product revenue consists of sales of hardware, software and systems from our Broadband and Broadcast segments.

	Six months ended July 31,
	2007	2006
Broadband revenues:
Video-on-demand products	$34,960,000	$36,926,000
Advertising products	6,917,000	3,426,000

Total broadband revenues	41,877,000	40,352,000
Broadcast revenues:	5,639,000	6,970,000

Total product revenues	$47,516,000	$47,322,000

Product Revenues. Product revenue was flat at $47.5 million in the six months ended July 31, 2007 from $47.3 million in the six months ended July 31, 2006. Revenue from the Broadband segment, which accounted for 88% and 85% of total product revenue in the six months ended July 31, 2007 and 2006, respectively, increased to $41.9 million in the six months ended July 31, 2007 from $40.4 million in the six months ended July 31, 2006. Video-on-demand hardware, software and systems revenue decreased to $35.0 million for the six months ended July 31, 2007 as compared to $36.9 million for the six months ended July 31, 2006. Included in the video-on-demand revenue for the six months ended July 31, 2007 and 2006 was $17.2 million and $13.0 million, respectively of software development revenue related to the VOD Purchase Agreement with Comcast, signed during the quarter ended July 31, 2006, and software development revenue from the middleware contracts acquired from Liberate Technologies in July 2005. The $4.2 million increase in software development is due to this year’s first half including two quarters of software development revenue from the VOD Purchase Agreement with Comcast while last years first half included only one quarter. This increase was partially offset by a decline in other video-on-demand systems revenue of 26% to $17.7 million in the six months ended July 31, 2007 from $23.9 million in the six months ended July 31, 2006, which reflects the decline in demand for video-on-demand systems by U.S. cable operators. Advertising system revenue was $6.9 million for the six months ended July 31, 2007 as compared to $3.4 million for the six months ended July 31, 2006 due to increased product shipments to North American-based service providers. Broadcast system segment revenues were $5.6 million in the six months ended July 31, 2007 compared to $7.0 million in the six months ended July 31, 2006. The decrease in Broadcast revenue is due mainly to a large $3.6 million order from the U.S. government in fiscal 2007 offset by increased revenues from European and Asia Pacific customers.

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

Services Revenues. Our Services revenue increased 12% to $35.5 million in the six months ended July 31, 2007 from $31.7 million in the six months ended July 31, 2006. This $3.8 million increase in Services revenues primarily resulted from $3.5 million of revenues from ODG’s media content services due to increased revenues at ODG related to customer contract from Brazilian and German customers as well as increased processing of VOD content for its main UK customer. Revenues from services are expected to continue to grow year-over-year from our expanding installed base of VOD products, advertising and broadcast, as well as anticipated revenue increases at ODG.

For the six months ended July 31, 2007, two customers together accounted for 49% of our total revenues, and two customers together accounted for 55% of our total revenues in the six months ended July 31, 2006. One of the customers accounted for 35% of total revenues in the six months ended July 31, 2007 and 37% of total revenues in the six months ended July 31, 2006. The other customer accounted for 14% of total revenues in the six months ended July 31, 2007 and 18% of total revenues in the six months ended July 31, 2006. Revenue from these customers was primarily in the broadband segment. We believe that a significant amount of our revenues will continue to be derived from a limited number of customers.

International sales accounted for approximately 37% and 33% of total revenues in the six months ended July 31, 2007 and July 31, 2006, respectively. The U.S. and the United Kingdom together accounted for 81% of total revenue for the six months ended July 31, 2007. For the six months ended July 31, 2006, the U.S. and the United Kingdom together accounted for 90% of total revenues. Since substantially our entire product sales are made in United States Dollars (USD), we have not experienced, nor do we expect to experience in the near term, any material impact from fluctuations in foreign currency exchange rates on our results of operations. Since ODG has designated the British Pound Sterling (GBP) as its functional currency, we expect greater exposure to fluctuations in exchange rates in the future.

Product Gross Profit. Costs of product revenues increased 18% to $26.9 million, or 57% of related product revenues, in the six months ended July 31, 2007 as compared to $22.8 million, or 48% of related product revenues in the six months ended July 31, 2006. Gross profit percentage for the Broadband segment decreased to 46% of Broadband revenues for the six months ended July 31, 2007 from 59% of revenues for the six months ended July 31, 2006. The decrease in Broadband gross profit percentage is due to $4.1 million of expense incurred in connection with impaired capitalized software licenses as well as lower margins on VOD software development revenue with the remaining gross profit decrease due to a decrease in software development revenues and video-on-demand systems, which reflects the decline in demand for video-on-demand systems by U.S. cable operators, offset by higher advertising insertion revenues in the second quarter fiscal 2008. Gross profit for the Broadcast segment increased to 26% from 11% for the six months ended July 31, 2007 and 2006, respectively. The increase in gross profit percentage is primarily due to lower than normal gross profit on a large U.S. government shipment in the second quarter of last year. Overall product gross profit for fiscal 2008 is expected to be lower than that realized in fiscal 2007 due to the significant expenses incurred in the second quarter related to impaired assets.

Services Gross Profit. Costs of services revenues increased 36% to $23.2 million, or 65% of Services revenues, in the six months ended July 31, 2007 from $17.0 million, or 54% of Services revenues in the six months ended July 31, 2006 primarily due to increased revenues. The decrease in Services gross profit from 46% in the six months ended July 31, 2006 to 35% in the six months ended July 31, 2007 was primarily due to headcount increases in our VOD, advertising and broadcast service groups to build-up our customer service organization and increase our global presence in addressing growth in our installed base of products as well as anticipated revenue growth in succeeding quarters. In addition, costs of services increased at ODG relating to professional services work performed in Brazil as well as on two German customer contracts related to the German joint venture. We expect that Services gross profit will increase in the future due to the growing installed base of systems and higher margin new media content services, but may be impacted by the timing of costs associated with our ongoing investment required to expand our service organization in order to support our installed base of systems, our new products and additional media service requirements.

Research and Development. Research and development expenses increased 4.3% to $21.8 million, or 26% of total revenues, in the six months ended July 31, 2007 from $20.9 million, or 26% of total revenues, in the six months ended July 31, 2006 due to employee severance expense of $763,000 related to headcount reductions occurring in the second quarter of fiscal 2008. We expect that research and development expenses will continue to increase in fiscal 2008 as we continue development of new products and enhancements to existing products.

Selling and Marketing. Selling and marketing expenses increased 5.0% to $11.7 million, or 14% of total revenues, in the six months ended July 31, 2007 from $11.1 million, or 14% of revenues, in the six months ended July 31, 2006 due to increased headcount related expenses offset by lower trade show expenses.

General and Administrative. General and administrative expenses increased 10.8% to $10.4 million, or 13% of total revenues, in the six months ended July 31, 2007 from $9.4 million, or 12% of total revenues in the six months ended July 31, 2006. General and administrative expenses consist primarily of the compensation of executive, finance, human resource and administrative personnel, legal and accounting services and an allocation of related facilities due primarily to increased headcount and increased ODG legal and accounting costs.

Amortization of intangible assets. Amortization expense consists of the amortization of acquired intangible assets which are operating expenses and not considered costs of revenues. The expense has been broken out separately for presentation purposes. Amortization expense was $1.6 million in the six months ended July 31, 2007 and $2.8 million in the six months ended July 31, 2006. Amortization is based on the future economic value of the related intangible assets which is generally higher in earlier years of the assets’ lives, accounting for the decrease in amortization expense from the six months ended July 31, 2006 to the six months ended July 31, 2007. The table below classifies the amortization expense by its source category, sales and marketing or general and administrative expense. An additional $320,000 and $242,000 of amortization expense related to acquired technology was charged to cost of sales for the six months ended July 31, 2006 and 2007, respectively.

(Amounts in thousands)	For the six months ended July 31, 2007	For the six months ended July 31, 2006
Sales and marketing expense	$1,541	$2,712
General and administrative expense	58	108
Amortization expense	1,599	2,820

Interest Income (Expense). Interest income is $908,000 in the first six months ended July 31, 2007 and $689,000 in the first six months ended July 31, 2006. The increase in interest income is primarily due to the increase in the prevailing interest rates on our marketable securities invested during the six months ended July 31, 2007 in comparison to the six months ended July 31, 2006. Interest expense is $11,000 in the six months ended July 31, 2007 and $82,000 in the six months ended July 31, 2006.

Equity income in earnings of affiliates. Equity income in earnings of affiliates is $579,000 and $320,000 in the six months ended July 31, 2007 and 2006, respectively. For the six months ended July 31, 2007, $714,000 of equity income was recognized from Filmflex and $153,000 of equity loss was recognized from On Demand Deutschland, the German joint venture. The On Demand Deutschland loss was net of $240,000 in accreted gains related to customer contracts and content licensing agreements and the capital distribution related to reimbursement of previously incurred costs. The equity income in earnings of affiliates for the six months ended July 31, 2007 consists of our proportionate ownership share of the income under the equity method of accounting for Filmflex and On Demand Deutschland, the German joint venture.

Income Tax Expense (Benefit). Our effective tax rate was (11.6)% and 16.3% for the six months ended July 31, 2007 and 2006, respectively. We recorded a $1.4 million provision and $721,000 income tax benefit in the six months ended July 31, 2007 and 2006, respectively. These estimated annual effective tax rates primarily differ from the 35% statutory tax rate is due to tax gains for the On Demand Group’s U.K. operation related to the transfer of assets to and reimbursement of previously paid costs from On Demand Deutschland GmbH & Co. KG, the German joint venture established in February 2007 with Tele-Munchen Fernseh GmbH & Co. Produktionsgesellschaft. In addition, we exhausted our U.S. tax benefit carry back potential in fiscal 2007, thus eliminating any recording of U.S. tax benefit for fiscal 2008. The net loss generated in fiscal 2007 has been carried back to recover the remaining prior year taxes paid.

As of July 31, 2007, we maintained a full valuation allowance against our net deferred tax assets primarily due to the uncertainties related to our ability to generate pre-tax income for fiscal 2008 and thereafter. If we generate sufficient future pre-tax income, some portion or all of the valuation allowance would be reversed and a corresponding increase in net income would be reported in future periods.

Off-Balance Sheet Arrangements

We have not created, and are not party to, any special-purpose or off-balance sheet entities for the purpose of raising capital or incurring debt, other than our equity investments in Casa, Filmflex, and On Demand Deutschland GmbH & Co. KG (see Note 8). Our arrangements with Casa and Filmflex, which are not consolidated into our financial statements, are not currently likely to have a material effect on our liquidity or impact the availability of our capital resources.

Liquidity and Capital Resources

Historically, we have financed our operations and capital expenditures primarily with cash on-hand and the proceeds from sales of our common stock. Cash and cash equivalents increased $932,000 from $31.2 million at January 31, 2007 to $32.1 million at July 31, 2007. Working capital increased $2.7 million from $57.8 million at January 31, 2007 to $60.5 million at July 31, 2007.

Net cash provided by operating activities was $403,000 for the six months ended July 31, 2007 compared to net cash used in operating activities of $11.1 million for the six months ended July 31, 2006. The net cash provided by operating activities for the six months ended July 31, 2007 was the result of the net loss of $12.4 million, adjusted for non-cash depreciation and amortization of intangible assets of $6.8 million, asset impairment of 4.1 million, $1.8 million of non-cash stock-based compensation expense and the changes in certain operating assets and liabilities. In addition to the non-cash items, the other significant change in operating assets and liabilities that used cash from operations included a $1.6 million increase in billed and unbilled receivables due to the increased revenue in the six months ended July 31, 2007, and a $1.6 million increase in inventory, net, which includes approximately $500,000 of inventory reclassified to fixed assets for use as research and development equipment and $2.3 million decrease in deferred revenue. These items that used cash in operations were partially offset by an increase in accounts payable and accrued expenses of $1.4 million and an increase in customer deposits of $2.9 million. It is typical for us to experience fluctuations in our monthly operating results primarily due to the timing of receiving customer orders and the related shipment of these customer orders. As a result of these monthly fluctuations, we may experience significant:

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

Net cash used by investing activities was $755,000 for the six months ended July 31, 2007, and net cash provided by investing activities was $9.5 million for the six months ended July 31, 2006. Investment activity for the six months ended July 31, 2007 consisted primarily of the sales of marketable securities net of purchases of $485,000 and capital distribution from investment of affiliated net of equity investment contributions of $726,000 offset by a net purchase of fixed assets of $2.0 million.

Net cash provided by financing activities was $1.0 million for the six months ended July 31, 2007 and net cash provided by financing activities was $927,000 for the six months ended July 31, 2006. In the six months ended July 31, 2007, the cash provided by financing activities primarily consisting of proceeds from the issuance of common stock in connection with stock option exercises and purchases of company stock through the employee stock purchase plan.

On August 17, 2007, Citizens Bank (a subsidiary of the Royal Bank of Scotland Group plc) extended our $15.0 million revolving line of credit from August 31, 2007 through October 2008. Loans made under this revolving line of credit bear interest at a rate per annum equal to the bank’s prime rate which was 8.25% on July 31, 2007. Borrowings under this line of credit are collateralized by substantially all of our assets. The loan agreement requires that we provide Citizens Bank with certain periodic financial reports and comply with certain financial ratios including a minimum level of earnings before interest, taxes and depreciation and amortization on a trailing twelve month basis, when amounts are outstanding under the loan agreement. As of July 31, 2007, we were in compliance with the financial covenants. There are currently no amounts outstanding under the revolving line of credit.

In the third quarter of fiscal 2006, we purchased the remaining outstanding capital stock that we did not already own of the On Demand Group Limited (“ODG”), a company incorporated under the laws of the United Kingdom. The purchase agreement provides for additional contingent consideration if ODG meets certain annual performance goals related to net income over three measurement periods ending January 31, 2008. We may pay up to a maximum aggregate contingent consideration of $12.1 million (based on the exchange rate in effect at July 31, 2007), including up to 50% payable in shares of our common stock, par value $0.01 per share, with the remainder payable in cash provided that the performance goals are met. The contingent consideration is comprised of three installments, each to be made annually, beginning with the year ending January 31, 2006, for an annual baseline amount of $2.2 million, $2.3 million and $5.0 million, respectively (based on the exchange rate in effect at January 31, 2006, June 30, 2006 and July 31, 2007, respectively). These amounts are subject to upward and downward adjustment based on the actual net income related performance of ODG, as clarified in the agreement, during these periods, provided that the aggregate maximum contingent consideration payable is the sum of these baseline amounts plus a maximum of $2.6 million (based on the exchange rate in effect at July 31, 2007). On January 31, 2006, the first earnout measurement period ended, and we recorded $2.8 million (USD equivalent) of additional purchase price as goodwill based upon ODG’s net income for the initial annual performance period ended January 31, 2006. In May 2006, the Company paid $3.0 million (USD equivalent at the current exchange rate) to satisfy this obligation. On June 30, 2006, SeaChange and the former stockholders of ODG amended the original purchase agreement to provide for the acceleration of the second installment of contingent consideration (for the year ended January 31, 2007) in exchange for the issuance to the sellers of 341,360 shares of SeaChange’s common stock having a fair market value of $2.3 million as of the date of the amendment. Consequently, the Company recorded an additional $2.3 million of goodwill to reflect the accelerated second installment of contingent consideration.

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

Recent Pronouncements

On February 15, 2007, the Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 permits an entity to choose to measure many financial instruments and certain other items at fair value. This option is available to all entities, including not-for-profit organizations. Most of the provisions in SFAS 159 are elective; however, the amendment to SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities”, applies to all entities with available-for-sale and trading securities. Some requirements apply differently to entities that do not report net income. The fair value option established by SFAS 159 permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity will report unrealized gains and losses on items for which the fair value option has been elected in earnings (or another performance indicator if the business entity does not report earnings) at each subsequent reporting date. A not-for-profit organization will report unrealized gains and losses in its statement of activities or similar statement. The fair value option: (a) may be applied instrument by instrument, with a few exceptions, such as investments otherwise accounted for by the equity method; (b) is irrevocable (unless a new election date occurs); and (c) is applied only to entire instruments and not to portions of instruments. SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). The adoption of this pronouncement is not expected to have a material effect on the Company’s financial statements.

In September 2006 FASB issued SFAS 157. This new standard provides guidance for using fair value to measure assets and liabilities. Under SFAS 157, fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. In this standard, the FASB clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability. In support of this principle, SFAS 157 establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. The fair value hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data, for example, the reporting entity’s own data. Under the standard, fair value measurements would be separately disclosed by level within the fair value hierarchy. The provisions of SFAS 157 are effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including any financial statements for an interim period within that fiscal year. The adoption of this pronouncement is not expected to have a material effect on the Company’s financial statements.

Impact of Recently Adopted Accounting Pronouncements

Sabbatical Leave

Effective February 1, 2007, the Company adopted the provisions of FASB Emerging Issues Task Force (“EITF”) No. 06-2, “Accounting for Sabbatical Leave and Other Similar Benefits Pursuant to FASB Statement No. 43” (“EITF 06-2”) included in SeaChange’s Form 10-Q/A filed on October 22, 2007. Prior to the issuance of EITF 06-2 the Company accounted for sabbatical expense under SFAS No. 43, “Accounting for Compensated Balances” by expensing the cost of compensated absences for sabbatical programs as incurred. EITF 06-2 requires companies to accrue the cost of such compensated absences over the requisite service period. The Task Force allows the use of one of two specified methodologies for adopting the change in accounting principle: i) a cumulative-effect adjustment to retained earnings at the beginning of the year of adoption; or ii) retrospective application to all prior periods. The Company elected to use the cumulative-effect adjustment to the beginning balance of retained earnings resulting in an additional liability of $769,000 and a corresponding increase in the accumulated deficit of $769,000. The impact of this adoption does not include any tax affects due to the uncertainties related to the Company’s ability to generate sufficient pre-tax income for fiscal 2008 and the inability to carry back fiscal 2008 tax losses to prior years because the Company exhausted its US tax benefit carry back potential in fiscal 2007. Under this transition method, prior periods will not be restated and accrued expenses and other liabilities, long-term for the first quarter of fiscal 2008 includes accrued sabbatical expense for all employees who are eligible for sabbatical leave. The Company does not believe the annual impact of this accounting change will be significant.

Income Tax Contingencies

Effective February 1, 2007, the Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). As a result of the implementation, the Company recognized a $456,000 increase to reserves for uncertain tax positions. This increase was accounted for as an adjustment to the beginning balance of retained earnings in the first quarter ended April 30, 2007.

For the six months ended July 31, 2007, the Company recognized an additional tax provision for unrecognized tax benefits and increased its 2008 income tax expense by $357,000. None of the amounts included in the balance of unrecognized tax benefits at July 31, 2007 of $1.5 million are related to tax positions for which it is reasonably possible that the total amounts could significantly change during the next twelve months.

The Company recognizes accrued interest and penalties related to uncertain tax positions in income tax expense. Accrued interest and penalties related to uncertain tax positions were $226,000 and $260,000 as of April 30, 2007 and July 31, 2007, respectively.

As of July 31, 2007, the Company is subject to U.S. Federal income tax examinations for the tax years 2004 through 2006. In addition, the Company is subject to state and local income and non-US (primarily the United Kingdom) tax examinations for the tax years 2003 through 2006 and the tax years 2001 through 2006, respectively.

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk

We face exposure to financial market risks, including adverse movements in foreign currency exchange rates and changes in interest rates. These exposures may change over time as business practices evolve and could have a material adverse impact on our financial results. Our foreign currency exchange exposure is primarily associated with product sales arrangements, European and Asian repatriation or settlement of intercompany payables and receivables among subsidiaries and its parent company, and/or investment/equity contingency considerations denominated in the local currency where the functional currency of the foreign subsidiary is the U.S. dollar. Substantially all of our product international sales are payable in United States Dollars (USD) or in the case of our ODG operations, service sales, payable in GBP, provide a natural hedge for receipts and local payments. In light of the high proportion of our international businesses we expect the risk of any adverse movements in foreign currency exchange rates to have a greater impact on our translated results within the income statement and equity section of our balance sheet. Historically, we have not hedged specific currency exposures and gains and losses on foreign currency transactions have not been material to date. At July 31, 2007 and January 31, 2007, we had no variable rate U.S. dollar denominated debt. As there were no amounts outstanding at July 31, 2007 and January 31, 2007 related to variable rate debt, there was no interest rate exposure.

The carrying amounts reflected in the consolidated balance sheet of cash and cash equivalents, short-term marketable securities, trade receivables and trade payables approximate fair value at July 31, 2007 due to the short maturities of these instruments. We maintain investment portfolio holdings of various issuers, types, and maturities. Our cash and marketable securities include cash equivalents, which we consider to be investments purchased with original maturities of three months or less. Given the short maturities and investment grade quality of the portfolio holdings at July 31, 2007, a sharp rise in interest rates should not have a material adverse impact on the fair value of our investment portfolio. Additionally, our long term marketable investments, which are carried at fair market value, have fixed interest rates, and therefore are subject to changes in fair value. As a result, we do not currently hedge these market risk exposures. At July 31, 2007, we had $13.3 million in short-term marketable securities and $10.5 million in long-term marketable securities.

ITEM 4 – CONTROLS AND PROCEDURES

Evaluation	of disclosure controls and procedures.

In connection with the preparation of this Quarterly Report on Form 10-Q, an evaluation under the supervision and with the participation of the Company’s management, including William C. Styslinger, III, the Company’s Chief Executive Officer, and Kevin M. Bisson, the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) was performed as of July 31, 2007. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as the Company’s are designed to do, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. The Company previously reported a material weakness in its internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act), which was described in Item 9A and Management’s Report on Internal Controls Over Financial Reporting in the Company’s Amended Annual Report on Form 10-K/A for the year ended January 31, 2007, and in Item 4 on Form 10-Q/A for the period ended April 30, 2007. As a result of this material weakness in the Company’s internal controls over financial reporting, the Company has concluded that its disclosure controls and procedures were not effective as of July 31, 2007.

Our management assessed the effectiveness of our internal control over financial reporting as of January 31, 2007 and determined that our internal controls over financial reporting were not effective. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. The Company determined that this error resulted from a material weakness in the operating effectiveness of the Company’s internal controls over financial reporting relative to its accounting for its sabbatical benefit.

Changes in internal controls over financial reporting.

There have been no significant changes in the Company’s internal controls over financial reporting identified during the quarter ended July 31, 2007. In performing management’s evaluation of the Company’s internal controls over financial reporting for the year ended January 31, 2007 and the quarter ended April 30, 2007, management determined that it had a material weakness in the operating effectiveness of the Company’s internal controls over financial reporting relative to its accounting for its sabbatical benefit. The Company will continue to plan and expects to implement additional changes to its related processes that the Company believes are also reasonably likely to strengthen and materially affect its internal controls over financial reporting. These include:

•	Increased review and timely identification of new accounting pronouncements and

•	Ongoing implementation of control enhancements to improve the timeliness and accuracy of transaction reporting for employee benefits.

The steps described above are changes to the Company’s internal controls over financial reporting that will have a material effect, or are reasonably likely to have a material effect, on the Company’s internal control over financial reporting. The Company expects to test the effectiveness of the changes described above during fiscal 2008 and will design and implement additional changes, to remediate the material weakness which existed as of July 31, 2007.

The Company is currently implementing an enhanced controls environment intended to address the material weakness in its internal controls over financial reporting and to remedy the ineffectiveness of its disclosure controls and procedures. The changes in its internal controls over financial reporting implemented by the Company to date will not in and of themselves remediate the material weakness and certain of these remedial measures will require some time to be fully implemented or to take full effect. While this implementation phase is underway, the Company is continuing to rely on extensive manual procedures.

The Company is designing its internal controls over financial reporting to provide reasonable assurances of achieving their objectives. For the reasons described above, the Company has concluded that its internal controls over financial reporting do not provide such reasonable assurances as of July 31, 2007. The Company also notes that a control system addressing internal controls over financial reporting, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must include an assessment of the costs and related risks associated with the control and the purpose for which it was intended. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues including instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some person, by collusion of two or more people, or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, the Company’s control systems, as the Company develops them, may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected and could be material and require a restatement of the Company’s financial statements.

The certifications of the Company’s principal executive officer and principal financial officer required in accordance with Rule 13a-14(a) under the Exchange Act are attached as exhibits to this Quarterly Report on Form 10-Q. The disclosures set forth in this Item 4 contain information concerning the evaluation of its disclosure controls and procedures, and changes in the Company’s internal controls over financial reporting, referred to in paragraph 4 of those certifications. Those certifications should be read in conjunction with this Item 4 for a more complete understanding of the matters covered by the certifications.

PART II. OTHER INFORMATION

ITEM 1.	Legal Proceedings

See Note 11 of Notes to Condensed Consolidated Financial Statements.

ITEM 1A.	Risk Factors

In addition to the other information set forth in this Form 10-Q, you should carefully consider the risk factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K/A, filed on October 19, 2007 for the year ended January 31, 2007, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K/A are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.

ITEM 4.	Submission of Matters to a Vote of Security Holders

The annual meeting of the stockholders of SeaChange was held on July 18, 2007 at which the stockholders voted on the following matters:

1. the election of two (2) members (Martin R. Hoffmann and Thomas F. Olson) to SeaChange’s Board of Directors, each to serve for a three-year term as a Class II Director;

2. the adoption of SeaChange’s First Amendment to the 2005 Equity Compensation and Incentive Plan; and

3. the ratification of the appointment of Grant Thornton, LLP, SeaChange’s independent registered public accounting firm.

Voting results were as follows:

	Votes For	Votes Against	Abstained
Election of Martin R. Hoffmann	25,019,591	910,301	37,501
Election of Thomas F. Olson	25,275,659	653,392	38,342
Adoption of First Amendment to SeaChange’s 2005 Equity Compensation and Incentive Plan	15,609,089	3,378,331	86,482
Ratification of appointment of independent registered public accounting firm, Grant Thornton, LLP	23,880,679	1,547,995	538,720

After the annual meeting, William C. Styslinger, III, Mary Palermo Cotton, and Carmine Vona continued to serve as our directors, in addition to Martin R. Hoffmann and Thomas F. Olson.

ITEM 6.	Exhibits

(a) Exhibits

10.1	Amendment No. 12, dated as of August 17, 2007, between the Company and Citizens Bank of Massachusetts, to that certain Loan and Security Agreement, dated as of October 22, 2001, by and between the Company and Citizens Bank of Massachusetts (furnished herewith).

31.1	Certification Pursuant to Rule 13a-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification Pursuant to Rule 13a-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, SeaChange International, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: October 24, 2007

SEACHANGE INTERNATIONAL, INC.

by:	/s/ Kevin M. Bisson
Kevin M. Bisson
Chief Financial Officer, Senior Vice President, Finance and Administration, Treasurer and Secretary (Principal Financial and Accounting Officer; Authorized Officer)

Index to Exhibits

No.	Description

10.1	Amendment No. 12, dated as of August 17, 2007, between the Company and Citizens Bank of Massachusetts, to that certain Loan and Security Agreement, dated as of October 22, 2001, by and between the Company and Citizens Bank of Massachusetts (furnished herewith).

31.1	Certification Pursuant to Rule 13a-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification Pursuant to Rule 13a-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).