Form 10-Q
period 2007-10-31
SEACHANGE INTERNATIONAL INC
filed 2007-12-10
CIK 1019671

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2007

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

The number of shares outstanding of the registrant’s Common Stock on December 6, 2007 was 29,746,303.

SEACHANGE INTERNATIONAL, INC.

Explanatory Note

This Form 10-Q contains the restated Consolidated Balance Sheet as of January 31, 2007 as filed on Form 10-K/A on October 19, 2007, the restated Consolidated Statement of Operations for the three and nine months ended October 31, 2006, and the restated Consolidated Statement of Cash Flows for the nine month period ended October 31, 2006. The restatement of the Company’s consolidated financial statements for the fiscal year ended January 31, 2007 related to the accounting for the Company’s sabbatical benefit and the retrospective application of Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in the Current Year Financial Statements” (“SAB 108”). The amendment to the Company’s Form 10-K for the fiscal year ended January 31, 2007 filed on October 19, 2007 reflected this restatement. Financial statement information and related disclosures included in this Form 10-Q reflects, where appropriate, changes as a result of the restatement.

As previously disclosed in the Current Report on Form 8-K filed August 31, 2007 and September 17, 2007, the Audit Committee of the Board of Directors of the Company (the “Audit Committee”), in consultation with Company management, concluded that certain of the Company’s previously issued consolidated financial statements should no longer be relied upon due to an error related to the accounting for the Company’s employee sabbatical benefit. The effects of the restatement on the Company’s consolidated financial statements as of and for the period ended October 31, 2006 are described in Note 1 to the condensed consolidated financial statements included in this Form 10-Q and are also reflected in Items 2 and 4 of Part I of this Form 10-Q.

PART I – FINANCIAL INFORMATION

ITEM 1. Financial Statements

SEACHANGE INTERNATIONAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

(unaudited)

	October 31, 2007	January 31, 2007 Restated (1)
Assets
Current assets:
Cash and cash equivalents	$38,263	$31,179
Marketable securities	20,218	11,231
Accounts receivable, net of allowance for doubtful accounts of $516 at October 31, 2007 and $466 at January 31, 2007	31,290	28,854
Unbilled receivables	4,527	5,562
Inventories, net	17,049	19,350
Income taxes receivable	360	409
Prepaid expenses and other current assets	3,144	2,990

Total current assets	114,851	99,575
Property and equipment, net	28,160	30,720
Marketable securities	4,588	12,885
Investments in affiliates	15,441	14,312
Intangible assets, net	10,507	13,054
Goodwill	24,370	23,726
Other assets	282	5,024

Total assets	$198,199	$199,296

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$11,068	$10,003
Income taxes payable	1,873	941
Other accrued expenses	8,638	6,623
Customer deposits	2,381	2,016
Deferred revenues	18,553	21,806
Deferred tax liabilities	385	366

Total current liabilities	42,898	41,755
Other liabilities, long term	388	—
Distribution and losses in excess of investment	1,307	—
Deferred tax liabilities, income taxes payable, and long-term other	2,459	1,121

Total liabilities	47,052	42,876

Commitments and contingencies (Note 10)
Stockholders’ equity:
Convertible preferred stock, $0.01 par value; 5,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized; 29,602,963 and 29,345,103 shares issued and outstanding at October 31, 2007 and January 31, 2007, respectively	296	293
Additional paid-in capital	188,746	184,976
Accumulated deficit	(40,777)	(30,424)
Accumulated other comprehensive gain	2,882	1,575

Total stockholders’ equity	151,147	156,420

Total liabilities and stockholders’ equity	$198,199	$199,296

(1)	Refer to note 1 of the consolidated condensed financial statements.

The accompanying notes are an integral part of these condensed consolidated financial statements.

SEACHANGE INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three months ended		Nine months ended
	October 31, 2007	October 31, 2006 Restated (1)	October 31, 2007	October 31, 2006 Restated (1)
Revenues:
Hardware, software and systems	$29,995	$26,022	$77,511	$73,344
Services	19,029	16,232	54,551	47,917

	49,024	42,254	132,062	121,261

Cost of revenues:
Hardware, software and systems	13,461	12,946	40,315	35,716
Services	11,285	9,783	34,507	26,802

	24,746	22,729	74,822	62,518

Gross profit	24,278	19,525	57,240	58,743

Operating expenses:
Research and development	10,662	9,786	32,473	30,701
Selling and marketing	5,505	5,703	17,185	16,827
General and administrative	4,317	4,921	14,740	14,324
Amortization of intangibles	806	1,410	2,405	4,230

	21,290	21,820	66,803	66,082

Income (loss) from operations	2,988	(2,295)	(9,563)	(7,339)
Interest income	517	337	1,425	1,026
Interest expense	—	(5)	(11)	(87)

Income (loss) before income taxes and equity income in earnings of affiliates	3,505	(1,963)	(8,149)	(6,400)
Income tax (provision) benefit	(493)	358	(1,851)	1,079
Equity income in earnings of affiliates	293	453	872	773

Net income (loss)	$3,305	$(1,152)	$(9,128)	$(4,548)

Basic income (loss) per share	$0.11	$(0.04)	$(0.31)	$(0.16)

Diluted income (loss) per share	$0.11	$(0.04)	$(0.31)	$(0.16)

Weighted average common shares outstanding:
Basic	29,577	29,031	29,503	28,731
Diluted	29,680	29,031	29,503	28,731

(1)	Refer to Note 1 of the consolidated condensed financial statements.

The accompanying notes are an integral part of these condensed consolidated financial statements.

SEACHANGE INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

(in thousands)

(unaudited)

	Nine months ended
	October 31, 2007	October 31, 2006 Restated (1)
Cash flows from operating activities:
Net loss	$(9,128)	$(4,548)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	6,097	5,536
Amortization of intangibles and capitalized software	3,492	4,924
Impairment of intangibles and capitalized software	4,056	—
Inventory valuation charge	1,705	709
Allowance for doubtful accounts receivable	205	303
Discounts earned and amortization of premiums on marketable securities	(23)	28
Loss on disposal of property and equipment	—	3
Equity earnings in investments in affiliates	(872)	(773)
Stock-based compensation	2,465	2,644
Deferred income taxes	1,157	(380)
Changes in operating assets and liabilities:
Accounts receivable	(2,482)	2,668
Unbilled receivables	1,035	(742)
Inventories	(154)	(2,620)
Income taxes receivable	49	1
Prepaid expenses and other assets	(110)	892
Accounts payable	1,109	88
Income taxes payable	797	(2,479)
Accrued expenses	1,364	778
Accrued litigation reserve	—	(7,986)
Customer deposits	365	2,908
Deferred revenues	(3,261)	(1,512)
Other	85	(83)

Net cash provided by operating activities	7,951	359

Cash flows from investing activities:
Purchases of property and equipment	(3,216)	(5,826)
Proceeds from sale of property and equipment	468	—
Purchases of marketable securities	(22,040)	(11,238)
Proceeds from sale and maturity of marketable securities	21,542	30,577
Acquisition or formation of businesses	(154)	(3,045)
Capital distribution from investments in affiliates	880	—
Decrease in restricted cash	—	500

Net cash (used in) provided by investing activities	(2,520)	10,968

Cash flows from financing activities:
Proceeds from issuance of common stock, net of issuance costs	1,311	1,532

Net cash provided by financing activities	1,311	1,532

Effect of exchange rates on cash	342	402

Net increase in cash and cash equivalents	7,084	13,261
Cash and cash equivalents, beginning of period	31,179	21,594

Cash and cash equivalents, end of period	$38,263	$34,855

Supplemental disclosure of non-cash activities:
Transfer of items originally classified as inventories to equipment, net	750	2,650
Issuance of equity for ODG contingent consideration	—	2,287

(1)	Refer to Note 1 of the consolidated condensed financial statements.

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

Restatement of Previously Issued Financial Statements

Subsequent to the filing of the Company’s Annual Report on Form 10-K for the year ended January 31, 2007, and Form 10-Q for the quarter ended April 30, 2007, the Audit Committee of the Board of Directors of the Company, in consultation with Company management, concluded that, due to an accounting error, the Company’s previously issued consolidated financial statements for the fiscal year ended January 31, 2007 and the quarter ended April 30, 2007 would need to be restated. As a result, the Company has restated its Consolidated Balance Sheet, Consolidated Statement of Operations, Consolidated Statement of Cash Flows, and Consolidated Statement of Stockholders’ Equity and Comprehensive Income (Loss) (“Consolidated Financial Statements”) as of and for the year ended January 31, 2007 and restated its Consolidated Financial Statements for the quarter ended April 30, 2007. A description of the restatement error and related impact on the Company’s consolidated financial statements follows.

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

The Company is required to retrospectively apply SAB 108 to its previously identified two errors and unwind the cumulative effect transition adjustment previously recorded in fiscal 2007. In the fiscal 2007 Original Form 10-K, the Company elected the prospective transition method of Staff Accounting Bulletin No.108, quantified the two errors under the roll-over method and concluded they were immaterial, individually and in the aggregate. Inventory was increased by $623,000 to reflect labor and overhead costs that had, in the past, been treated as period costs and had not been capitalized as a component of inventory. Accumulated other comprehensive income (loss) was decreased by $130,000 to reflect a realized gain which should have been recognized in fiscal 2005. To record the initial application of SAB 108, SeaChange recorded a $753,000 adjustment to decrease accumulated deficit at February 1, 2006.

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

Impact of Restatements

The following summarizes the effects of the restatements on net (loss) income on each quarterly period and beginning retained earnings (in thousands):

	Three Months Ended October 31, 2006	Nine Months Ended October 31, 2006
Net loss as previously reported	$(1,033)	$(4,429)
Pre tax restatement adjustments
Sabbatical leave	(97)	(154)
Capitalization of labor and overhead to inventory	(22)	35

Net loss, as restated	$(1,152)	$(4,548)

The table below sets forth the effect of the restatement adjustments on the applicable line items within the Company’s Consolidated Balance Sheet for the period ended January 31, 2007 (in thousands):

	As Previously Reported	Restatement Adjustments	As Restated
Liabilities and Stockholders’ Equity
Current liabilities:
Other accrued expenses	$5,884	$739	$6,623
Total current liabilities	41,016	739	41,755
Total liabilities	42,137	739	42,876
Accumulated deficit	(29,685)	(739)	(30,424)
Total stockholders’ equity	$157,159	$(739)	$156,420

The table below sets forth the effect of the restatement adjustments on the applicable line items within the Company’s Consolidated Statement of Operations for the three and nine months ended October 31, 2006 (in thousands):

	Three Months Ended October 31, 2006			Nine Months Ended October 31, 2006
	As Previously Reported	Restatement Adjustments	As Restated	As Previously Reported	Restatement Adjustments	As Restated
Costs of revenues:
Products	$12,916	$30	$12,946	$35,727	$(11)	$35,716
Services	9,764	19	9,783	26,763	39	26,802

	22,680	49	22,729	62,490	28	62,518
Gross profit	19,574	(49)	19,525	58,771	(28)	58,743
Operating expenses:
Research and development	9,773	13	9,786	30,667	34	30,701
Selling and marketing	5,703	—	5,703	16,833	(6)	16,827
General and administrative	4,864	57	4,921	14,261	63	14,324
Amortization of intangible assets	1,410	—	1,410	4,230	—	4,230

Total Operating Expenses	21,750	70	21,820	65,991	91	66,082
Loss from operations	(2,176)	(119)	(2,295)	(7,220)	(119)	(7,339)
Loss before income taxes and equity income in earnings of affiliate	(1,844)	(119)	(1,963)	(6,281)	(119)	(6,400)
Net loss	$(1,033)	(119)	$(1,152)	$(4,429)	(119)	$(4,548)

The table below sets forth the effect of the restatement adjustments on the applicable line items within the Company’s Consolidated Statement of Cash Flows for the nine months ended October 31, 2006 (in thousands):

	As Previously Reported	Restatement Adjustment	As Restated
Cash flows from operating activities:
Net loss	$(4,429)	$(119)	$(4,548)
Adjustments to reconcile net loss to net cash provide by (used in) operating activities:
Changes in operating assets and liabilities:
Inventories	(2,585)	(35)	(2,620)
Accrued expenses	624	154	778
Net cash provided by operating activities	$359	$—	$359

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

In addition, a reclassification has been made conforming the prior period amounts to the current period presentation for deferred income taxes (previously presented as a part of prepaids and other assets) to a separate line within our cash flows from operating activities for the three and nine months ended October 31, 2007. The reclassifications had no impact on the Company’s results of operations or financial position.

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

Recent Pronouncements

On February 15, 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 permits an entity to choose to measure many financial instruments and certain other items at fair value. Most of the provisions in SFAS 159 are elective; however, the amendment to SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities”, applies to all entities with available-for-sale and trading securities. The fair value option established by SFAS 159 permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity will report unrealized gains and losses on items for which the fair value option has been elected in earnings (or another performance indicator if the business entity does not report earnings) at each subsequent reporting date. The fair value option: (a) may be applied instrument by instrument, with a few exceptions, such as investments otherwise accounted for by the equity method; (b) is irrevocable (unless a new election date occurs); and (c) is applied only to entire instruments and not to portions of instruments. SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). The Company is currently evaluating the impact of adopting SFAS No. 159 on its financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). This new standard provides guidance for using fair value to measure assets and liabilities. Under SFAS 157, fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. In this standard, the FASB clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability. In support of this principle, SFAS 157 establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. The fair value hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data, for example, the reporting entity’s own data. Under the standard, fair value measurements would be separately disclosed by level within the fair value hierarchy. The provisions of SFAS 157 are effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including any financial statements for an interim period within that fiscal year. The adoption of this pronouncement is not expected to have a material effect on the Company’s financial statements.

Impact of Recently Adopted Accounting Pronouncements

Sabbatical Leave

Effective February 1, 2007, the Company adopted the provisions of the FASB Emerging Issues Task Force (“EITF”) No. 06-2, “Accounting for Sabbatical Leave and Other Similar Benefits Pursuant to FASB Statement No. 43” (“EITF 06-2”) included in SeaChange’s Form 10-Q/A filed on October 22, 2007 for the quarter ended April 30, 2007. Prior to the issuance of EITF 06-2 the Company accrued for its obligation under its sabbatical program when an employee had achieved the requisite service time. EITF 06-2 requires companies to accrue the cost of such compensated absences over the requisite service period. The Task Force allows the use of one of two specified methodologies for adopting the change in accounting principle: i) a cumulative-effect adjustment to retained earnings at the beginning of the year of adoption; or ii) retrospective application to all prior periods. The Company elected to use the cumulative-effect adjustment to the beginning balance of retained earnings resulting in an additional liability of $769,000 and a corresponding increase in the accumulated deficit of $769,000. The impact of this adoption and related restatement does not include any net tax effects as the Company’s deferred tax assets are fully reserved against due to the uncertainties related to the Company’s ability to generate sufficient pre-tax income for fiscal 2008 and the inability to carry back fiscal 2008 tax losses to prior years because the Company exhausted its US tax benefit carry back potential in fiscal 2007 (see Note 6). Under this transition method, periods prior to February 1, 2007 have not been restated. Accrued expenses and other long-term liabilities for the first three quarters of fiscal 2008 include vested and unvested accrued sabbatical expense for all employees who are eligible for sabbatical leave. Accrued expenses and other long-term liabilities related to accumulated and unvested sabbatical leave were $797,000, $760,000, and $729,000 for fiscal quarters ending April 30, 2007, July 31, 2007, and October 31, 2007 respectively and noted in the table below.

	As of April 30, 2007	As of July 31, 2007	As of October 31, 2007
Sabbatical in accrued other	$293,000	$291,266	$341,000
Sabbatical in long-term other	504,000	468,734	388,000

Total unvested sabbatical accrual	$797,000	$760,000	$729,000

Income Tax Contingencies

Effective February 1, 2007, the Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). As a result of this implementation, the Company recognized a $456,000 increase to reserves for uncertain tax positions. This increase was accounted for as an adjustment to the beginning balance of retained earnings in the first quarter ended April 30, 2007.

As of February 1, 2007, the Company had $5.0 million of total gross unrecognized tax benefits (before consideration of any valuation allowance). Of this total, $1.0 million represents the amount of unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in any future periods.

For the nine month period ended October 31, 2007, the Company recognized an additional tax provision for unrecognized tax benefits and increased its 2008 income tax expense by $330,000. None of the amounts included in the balance of unrecognized tax benefits at October 31, 2007 of $1.5 million are related to tax positions for which it is reasonably possible that the total amounts could significantly change during the next twelve months.

The Company recognizes accrued interest and penalties related to uncertain tax positions in income tax expense. Accrued interest and penalties related to uncertain tax positions were $226,000, $260,000 and $293,000 as of April 30, 2007, July 31, 2007 and October 31, 2007, respectively.

As of October 31, 2007, the Company is subject to U.S. Federal income tax examinations for the tax years 2004 through 2007. In addition, the Company is subject to state and local income and non-US (primarily the United Kingdom) tax examinations for the tax years 2003 through 2007 and the tax years 2001 through 2007, respectively.

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

Stock options and stock units outstanding of 103,000 for the three months ended October 31, 2007 were dilutive, and 4,881,000 were anti-dilutive based upon the average market price of the Company’s common stock for the period. All stock options and stock units outstanding for the nine months ended October 31, 2007, and the three and nine months ended October 31, 2006 were anti-dilutive due to the net losses for the periods. For the nine months ended October 31, 2007 and the three and nine months ended October 31, 2006, 4,141,000, 4,306,000, and 5,127,000 stock options and stock units respectively were anti-dilutive.

Below is a summary of the shares used in calculating basic and diluted earnings (loss) per share for the periods indicated:

	Three months ended		Nine months ended
	October 31, 2007	October 31, 2006	October 31, 2007	October 31, 2006
	(in thousands)
Weighted average shares used in calculating earnings per share—Basic	29,577	29,031	29,503	28,731
Dilutive common stock options	103	—	—	—

Weighted average shares used in calculating earnings per share—Diluted	29,680	29,031	29,503	28,731

4. Inventories

Inventories consist of the following:

	October 31, 2007	January 31, 2007
	(in thousands)
Components and assemblies	$10,636	$11,825
Finished products	6,413	7,525

	$17,049	$19,350

5. Comprehensive Income (Loss)

SeaChange’s comprehensive income (loss) was as follows:

	Three months ended		Nine months ended
	October 31, 2007	October 31, 2006 As Restated	October 31, 2007	October 31, 2006 As Restated
	(in thousands)
Net income (loss)	$3,305	$(1,152)	$(9,128)	(4,548)
Other comprehensive income (loss):
Foreign currency translation adjustment	467	919	1,139	1,041
Unrealized gain on marketable securities	94	159	168	270

Other comprehensive income	561	1,078	1,307	1,311

Comprehensive income (loss)	$3,866	$(74)	$(7,821)	$(3,237)

6. Income Taxes

For the nine months ended October 31, 2007, the Company recorded an income tax provision of $1.9 million on a loss before tax and equity income in earnings of affiliates of $8.1 million, resulting in an effective income tax provision rate of (22.7)%. Of this amount, $1.1 million is attributable to the taxable gains recorded in the first quarter of fiscal 2008 for the On Demand Group’s (ODG) U.K. operation related to the transfer of assets to and the reimbursement of previously paid costs from On Demand Deutschland

GmbH & Co. KG, the German joint venture formed February 2007 with Tele-Munchen Fernseh GmbH & Co. Produktionsgesellschaft. In addition, the Company exhausted its U.S. tax benefit carry back potential in fiscal 2007, thus eliminating any recording of U.S. tax benefit for fiscal 2008. For the nine months ended October 31, 2006, the Company recorded an income tax benefit of $1.1 million based on an estimated annual effective tax rate of (16.9%). The net U.S. loss generated in fiscal 2007 has been carried back to recover the remaining prior year U.S. taxes paid.

As of October 31, 2007, the Company has maintained the full valuation allowance against its net U.S. deferred tax assets primarily due to the uncertainties related to the Company’s ability to generate sufficient pre-tax income for fiscal 2008 and thereafter. If SeaChange generates sufficient pre-tax income in the future, some portion or all of the valuation allowance could be reversed and a corresponding increase in net income would be reported in future periods.

7. Segment Information

SeaChange has three reportable segments: Broadband, Broadcast and Services. The Broadband segment develops, markets and sells products to digitally manage, store and distribute digital video for cable system operators and telecommunications companies. The Broadcast segment develops, markets and sells products for the storage, archival, on-air playback of advertising and other video programming for the broadcast television industry. The Services segment provides installation, training, project management, product maintenance and technical support services, and software development, for all of the above products, and movie content services. SeaChange measures profitability of the segments based on their respective gross profit. There were no inter-segment sales or transfers during the three and nine month periods ended October 31, 2007 and 2006. The Company aggregates its operating segments for reporting purposes. The following table summarizes the revenues, cost of revenues, and gross profit by reportable segment.

	Three months ended		Nine months ended
	October 31, 2007	October 31, 2006 As Restated	October 31, 2007	October 31, 2006 As Restated
	(in thousands)
Revenues
Broadband product	$25,513	$24,454	$67,390	$64,806
Broadcast product	4,482	1,568	10,121	8,538
Services	19,029	16,232	54,551	47,917

Total	$49,024	$42,254	$132,062	$121,261

Cost of revenues
Broadband product	$10,633	$11,536	$33,333	$28,094
Broadcast product	2,828	1,410	6,982	7,622
Services	11,285	9,783	34,507	26,802

Total	$24,746	$22,729	$74,822	$62,518

Gross profit
Broadband product	$14,880	$12,919	$34,057	$36,712
Broadcast product	1,654	158	3,139	916
Services	7,744	6,448	20,044	21,115

Total	$24,278	$19,525	$57,240	$58,743

SeaChange does not allocate assets and liabilities to the segments other than the intangible assets and goodwill acquired in connection with its acquisitions. The following table summarizes intangible assets and goodwill by reportable segment:

	October 31, 2007	January 31, 2007
	(in thousands)
Intangible Assets and Goodwill
Broadband	$17,444	$19,282
Services	17,433	17,498

Total	$34,877	$36,780

The following table summarizes revenues by geographic locations:

	Three months ended		Nine months ended
	October 31, 2007	October 31, 2006	October 31, 2007	October 31, 2006
	(in thousands)
Revenues
United States of America	$29,472	$27,215	$81,450	$80,503
United Kingdom	8,131	8,576	23,008	26,295
Canada and South America	5,442	1,628	11,664	4,474
Europe and Middle East (excluding the United Kingdom)	1,555	2,812	6,093	4,690
Asia Pacific and other international locations	4,424	2,023	9,847	5,299

Total	$49,024	$42,254	$132,062	$121,261

The following summarizes revenues by significant customer where such revenue exceeded 10% of total revenues for the indicated period:

	Three months ended		Nine months ended
	October 31, 2007	October 31, 2006	October 31, 2007	October 31, 2006
Customer A	30%	33%	33%	36%
Customer B	14%	15%	14%	16%

International sales accounted for approximately 40% and 36% of total revenues in the three month periods ended October 31, 2007 and 2006, respectively. International sales accounted for approximately 38% and 34% in the nine month periods ended October 31, 2007 and 2006, respectively. For the three and nine month periods ended October 31, 2007 and 2006, substantially all sales of the Company’s systems were made in United States dollars. Therefore, SeaChange has not experienced any material impact from fluctuations in foreign currency exchange rates on our results of operations or financial position. If this practice changes in the future, the Company will reevaluate its foreign currency exchange rate risk.

At October 31, 2007, three customers accounted for 27%, 20%, and 11% respectively, of the accounts receivable and unbilled receivables balances, and at January 31, 2007, two customers accounted for 42% and 16% respectively, of SeaChange’s accounts receivable and unbilled receivables balances. During the first quarter of fiscal 2007, two of SeaChange’s customers, NTL Incorporated and Telewest Global, Inc., merged, and consequently, the Company’s customer information for fiscal 2007 has been revised to reflect this merger.

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

ODG’s original investment in the joint venture was recorded at $154,000 representing the US dollar equivalent of the initial cash contribution. The difference between the book and fair value of the customer contracts and content license agreements is being accreted over the expected five year life of the contracts and recorded as a gain and an increase in the investment. This gain will be partially offset by ODG’s 50% share of the joint venture’s amortization expense over the same period related to the acquired contracts and content license agreements. ODG also recorded a net payable amount to the joint venture of $337,000 as of the joint venture formation date (February 27, 2007) reflecting the transfer of net liabilities incurred by ODG related to the joint venture as well as the joint venture’s reimbursement of previously incurred costs by ODG of $787,000 related to joint venture activities prior to its formation. Consistent with EITF 89-7, “Exchange of Assets or Interest in a Subsidiary for a Noncontrolling Equity Interest in a New Entity,” ODG did not record other income in connection with the reimbursement of these costs or any other gains as ODG is deemed to have a commitment to support the operations of the joint venture. ODG treated the reimbursement and other gain for a total of $832,000 as a capital distribution in excess of the carrying value of its investment in the joint venture as of October 31, 2007. This capital distribution will be accreted over the expected five year life of the customer contracts and recorded as a gain and an increase in the investment in the joint venture. ODG recorded an income tax provision during the first quarter of fiscal 2008 of $1.1 million for the taxable gain recognized by ODG related to the $2.6 million contribution of customer contracts and content licenses to and the reimbursement of previously paid costs from the joint venture.

ODG entered into a Service Agreement with the joint venture whereby ODG provides content aggregation, distribution, marketing and administration services to the joint venture under an arm’s length fee structure. In the three and nine months ended October 31, 2007, ODG recorded revenues of $208,000 and $677,000 (USD equivalent), respectively related to the Service Agreement. ODG’s share of profits from this agreement in proportion to its equity ownership interest is eliminated in consolidation.

The Shareholder’s Agreement requires ODG to provide cash contributions up to $4.2 million (USD equivalent) upon the request of the joint venture’s management and approval by the shareholders of the joint venture. ODG recorded its proportionate share of the joint venture’s losses for the three and nine months ending October 31, 2007 of $148,000 and $301,000, respectively. Due to the capital distribution and ODG’s share of the joint venture’s net loss exceeding the book value of its investment in the joint venture, the investment is recorded as a long-term liability of $1,125,000 at October 31, 2007.

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

SeaChange periodically reviews indicators of the fair value of its investments in affiliate companies in order to assess whether available facts or circumstances, both internally and externally, may suggest an other than temporary decline in the fair value of the investment. There was no indication of other than temporary declines in fair value as of at October 31, 2007.

9. Goodwill and Other Assets

At October 31, 2007 and January 31, 2007, the Company had goodwill of $24.3 million and $23.7 million, respectively. A portion of goodwill pertains to the Company’s United Kingdom subsidiary, ODG, and, as a result, is subject to translation at the currency rates in effect at the balance sheet date. The change in the carrying amount of goodwill for the nine months ended October 31, 2007 of $600,000 represents the change in the translation at the currency rates in effect at January 31, 2007 and October 31, 2007.

SeaChange evaluates goodwill for impairment on, at least, an annual basis. In the third quarter, SeaChange completed its annual evaluation for the recoverability of goodwill associated with the Service segment acquisition including the Company’s United Kingdom subsidiary, ODG. SeaChange’s analysis determined that there was no goodwill impairment.

During the second quarter of fiscal 2008, the Company determined that purchased capitalized software licenses that were classified as Other assets on the Company’s Condensed Consolidated Balance Sheets were impaired as of July 31, 2007, resulting in a reduction to Other assets of $4.1 million and a corresponding increase to Cost of revenues on the Company’s Consolidated Statement of Operations for the three and six month periods ending July 31, 2007. The Company concluded that three separate capitalized software licenses that were purchased for eventual use in current and future products of the Company were impaired during the Company’s fiscal second quarter based on its determination that triggering events had occurred during this period that warranted consideration of an impairment of long-lived assets. During this period, two product line general managers were terminated, both of whom had direct responsibility for incorporating the capitalized software licenses into new or existing products. The replacements for the terminated general managers, with Company management concurrence, abandoned plans to use the capitalized software licenses in any new or existing Company products during the three month period ending July 31, 2007. With no identified future cash flows to substantiate further capitalization of these software licenses, the Company determined these assets to be impaired as of July 31, 2007. There was no additional impairment in the third quarter of fiscal 2008.

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

SeaChange enters into agreements in the ordinary course of business with customers, resellers, distributors, integrators and suppliers. Most of these agreements require SeaChange to defend and/or indemnify the other party against intellectual property infringement claims brought by a third party with respect to SeaChange’s products. From time to time, SeaChange also indemnifies customers and business partners for damages, losses and liabilities they may suffer or incur relating to personal injury, personal property damage, product liability, and environmental claims relating to the use of SeaChange’s products and services or resulting from the acts or omissions of SeaChange, its employees, authorized agents or subcontractors. For example, in a letter dated May 16, 2005 from Cablevision Systems Corp., in a letter dated May 19, 2005 from Time Warner Cable, Inc., and in a letter dated July 22, 2005 from Insight Communications Company, Inc., all SeaChange customers, SeaChange and other suppliers were notified that each party was served on May 3, 2005, April 25, 2005 and April 26, 2005 respectively with a complaint by Acacia Media Technologies, Corp. for allegedly infringing U.S. Patent Nos.: 5,132,992; 5,253,275; 5,550,863; and 6,144,702 by providing broadcast video and video-on-demand services to end user customers. In addition, in a letter dated August 4, 2006 from Cox Communications, Inc., in a letter dated June 29, 2006 from Time Warner Inc. and in a letter dated October 6, 2006 from Comcast Cable Communications, LLC, SeaChange and other suppliers were notified that each party was served on June 13, 2006 with a complaint by USA Video Technology Corporation for allegedly infringing U.S. Patent No. 5,130,792 by providing video-on-demand services to end use customers. Also, in a letter dated November 13, 2007 from Comcast Cable Communications LLC and a letter dated December 3, 2007 to SeaChange International’s outside patent counsel from Time Warner Cable, Inc., SeaChange and other suppliers were notified that each party was served on or about October 17, 2007 with a complaint by VTran Media Technologies LLC for allegedly infringing U.S. Patents No. 4,890,320 and 4,995,078 by providing video-on-demand products and services. These customers have requested SeaChange’s support under its indemnification obligations. SeaChange continues to review its potential obligations under its indemnification agreements with these customers, in view of the claims by Acacia, USA Video Technology Corporation and Vtran Media Technologies, LLC and the indemnity obligations to these customers from other vendors that also provided equipment and services to these customers.

SeaChange warrants that its products, including software products, will substantially perform in accordance with its standard published specifications in effect at the time of delivery. Most warranties have at least a one year duration that generally commence upon installation. In addition, SeaChange provides maintenance support to all customers and therefore allocates a portion of the product purchase price to the initial warranty period and recognizes revenue on a straight line basis over that warranty period related to both the warranty obligation and the maintenance support agreement. When SeaChange receives revenue for extended warranties beyond the standard duration, it is deferred and recognized on a straight line basis over the contract period. Related costs are expensed as incurred. As of October 31, 2007 and January 31, 2007, SeaChange had revenue deferrals related to initial and extended warranties of $13.9 million and $15.2 million, respectively.

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

11. Equity and Stock Incentive Plans

2005 Equity Compensation and Incentive Plan

The 2005 Equity Compensation and Incentive Plan (the “2005 Plan”) provides for the grant of incentive stock options, nonqualified stock options, restricted stock, restricted stock units, and “other” non-stock option awards as determined by the plan administrator for the purchase of up to an aggregate of 1,500,000 shares of SeaChange’s common stock by officers, employees, consultants and directors of SeaChange. The authorized number of shares to be issued under the 2005 Plan was increased by 1,300,000 to 2,800,000 by shareholder vote during the Company’s annual shareholder meeting in July 2007. These additional plan shares are permitted to be used for any form of award under the 2005 Plan. The Board of Directors has delegated to the Compensation and Option Committee responsibility for administration of the 2005 Plan and determining the term of each award, award exercise price, number of shares for which each award is granted and the rate at which each award is exercisable. The Company has made a commitment not to issue on an annual basis awards under the 2005 Plan in an amount greater than two percent of the aggregate shares outstanding, subject to certain adjustments.

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

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes included in this Form 10-Q, and with our management’s discussion and analysis included in the Company’s Annual Report on Form 10-K/A for the year ended January 31, 2007 and Form 10-Q/A for the quarter ended April 30, 2007, filed on October 19, 2007 and October 22, 2007 respectively, with the Securities Exchange Commission (“SEC”).

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

Our operating results are significantly influenced by a number of factors, including the mix of products sold and services provided, pricing, costs of materials used in our products and the expansion of our operations during the fiscal year. We price our products and services based upon our costs and consideration of the prices of competitive products and services in the marketplace. The costs of our products primarily consist of the costs of components and subassemblies that have generally declined from product introduction to product maturity. As a result of the growth of our business, our operating expenses have historically increased in the areas of research and development, selling and marketing, customer service and support and administration. In the current state of the economy, we currently expect that our Broadband and Broadcast customers may still have limited capital spending budgets as we believe they are dependent on advertising revenues to fund their capital equipment purchases. Accordingly, we expect our financial results to vary from quarter to quarter and our historical financial results are not necessarily indicative of future performance. In light of the higher proportion of our international business due, in part, to our acquisitions of the European based businesses from Liberate Technologies and the On Demand Group (“ODG”), we expect movements in foreign exchange rates to have a greater impact on our operating results and the equity section of our balance sheet in the future.

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

In the nine months ended October 31, 2007, our total revenues increased 9% to $132.1 million from the same period in the prior year. The increase in revenues was driven primarily by higher software subscription and development revenue tied to our Master Purchase Agreement with Comcast, increased VOD maintenance revenue related to increased VOD systems deployments and higher revenues at ODG due to increased processing of video on demand content for the Company’s main UK customer. This increase was partially offset by lower VOD systems revenue by US cable and telecommunication operators. Product (hardware, software and systems) revenue was up to $77.5 million, as compared to $73.3 million in the nine months ended October 31, 2007 over the same period in fiscal 2007. Revenues from video-on-demand products decreased 2 % to $57.2 million in the nine months ended October 31, 2007 compared to the same period in the previous fiscal year as lower VOD Systems revenue was partially offset by higher VOD software development revenue.

Our advertising revenue, which is included in our Broadband segment, increased 53% to $10.2 million in the nine months ended October 31, 2007 from the same period in fiscal 2007 due mainly to increased orders primarily from North American cable television operators. Our Broadcast revenue increased 19% to $10.1 million in the nine months ended October 31, 2007 from the same period in fiscal 2007. The increase in Broadcast revenue is due to increased orders and shipments mainly from European and Asia Pacific customers.

Services revenue increased 14% to $54.6 million in the nine months ended October 31, 2007 over the same period in fiscal 2007. Of the $6.6 million growth in Services revenue, $4.3 million is attributable to the VOD content services provided by ODG due to increased processing of content for the Company’s principal UK customer. The remaining $2.3 million increase is primarily due to higher VOD maintenance revenue in connection with increased VOD system deployments.

The Company’s gross profit as a percentage of revenue decreased 5.1 percentage points to 43.3% in the nine months ended October 31, 2007 over the same period in fiscal 2007. Approximately 3.6 percentage points of the reduction in the gross profit percentage was due to $4.8 million of expense incurred in the second quarter related to impaired capitalized software licenses and severance costs related to headcount reductions. The remaining reduction in gross margin percentage was due to lower service margins related to headcount increases in our VOD, advertising and broadcast service groups, to build-up our customer service organization globally, as well as lower service margins at ODG relating to customer contracts in Brazil and Germany.

Our operating expenses increased $700,000 or 1% in the nine months ended October 31, 2007 over the nine months ended October 31, 2006. This increase is principally attributable to $1.0 million of severance charges in connection with headcount reductions mainly in our VOD server research and development activities in the second quarter of fiscal 2008.

Our higher revenue of $10.8 million was offset by lower gross margins in both product systems and services and resulted in a net loss of $9.1 million or $(0.31) per diluted share in the nine months ended October 31, 2007, as compared to a net loss of $4.5 million or $(0.16) per diluted share in the same period in fiscal 2007.

Restatement of Previously Issued Financial Statements

This Form 10-Q contains the restated consolidated balance sheet as of January 31, 2007, the restated three month and nine months Statement of Operations for the period ending October 31, 2006 and the restated Statement of Cash Flows for the nine months ended October 31, 2006, reflecting the retrospective application of SAB 108 and the change in accounting for the Company’s employee sabbatical benefit. In the Company’s Amended Annual Report on Form 10-K/A for the year ended January 31, 2007, filed with the SEC (the “2007 Form 10-K/A”) on October 19, 2007, the Company restated its Consolidated Balance Sheet, Consolidated Statement of Operations, Consolidated Statement of Cash Flows, the Consolidated Statement of Stockholders’ Equity and Comprehensive Income (Loss) and selected financial data as of and for the period ended January 31, 2007. In addition, the Company restated its unaudited consolidated balance sheet for the quarterly period ended April 30, 2007 by the filing of an amended quarterly report on Form 10-Q/A on October 22, 2007.

As indicated in our Current Reports on Form 8-K filed August 31, 2007 and September 17, 2007, the above-identified previously issued financial statements should no longer be relied upon due to accounting errors related to the Company’s employee sabbatical program. Instead, reliance should be made only on the amended filings with respect to these identified financial statements.

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

Three Months Ended October 31, 2007 Compared to the Three Months Ended October 31, 2006

Revenues

Product Revenues. Our product revenue consists of sales of hardware, software and systems from our Broadband and Broadcast segments.

	Three months ended October 31,
	2007	2006
Broadband revenues:
Video-on-demand products	$22,191,000	$21,199,000
Advertising insertion products	3,322,000	3,255,000

Total broadband revenues	25,513,000	24,454,000
Broadcast revenues:	4,482,000	1,568,000

Total product revenues	$29,995,000	$26,022,000

Product revenues increased 15% to $30.0 million in the three months ended October 31, 2007 from $26.0 million in the three months ended October 31, 2006. Revenues from the Broadband segment, which accounted for 85% and 94% of total product revenues in the three months ended October 31, 2007 and October 31, 2006, respectively, increased to $25.5 million in the three months ended October 31, 2007 from $24.5 million in the three months ended October 31, 2006. Video-on-demand hardware, software and systems revenues increased to $22.2 million for the three months ended October 31, 2007 as compared to $21.2 million for the three months ended October 31, 2006. The year-over-year increase in video on demand product revenue was due to $2.0 million of higher video on demand system sales offset by $900,000 less of software development revenue, principally from Comcast, due to last year’s third quarter including a large amount of software development revenue from Comcast. Advertising insertion revenues were flat at $3.3 million for both of the three month periods ended October 31, 2007 and 2006.

Broadcast segment revenues were $4.5 million in the three months ended October 31, 2007 compared to $1.6 million in the three months ended October 31, 2006. The increase in Broadcast revenue is due mainly to order strength and shipments to customers in the U.S., India, Singapore and South Korea, partially offset by lower revenue from European customers.

We expect year-over-year future revenue growth, if any, to come principally from our video-on-demand products as telecommunications companies, both in North America and internationally, begin to deploy video-on-demand systems. North American cable companies continue to expand their existing deployments of video-on-demand systems, and we continue to expand our existing product line of video-on-demand offerings with new products and services. We believe that there will be an increased demand for digital advertising insertion systems, which will offset the decline in demand for analog advertising insertion systems.

Services Revenues. Our Services revenues consist of fees for installation, training, project management, product maintenance and technical support, professional services, and movie content services. Our Services revenues increased 17% to $19.0 million in the three months ended October 31, 2007 from $16.2 million in the three months ended October 31, 2006. The $2.8 million increase in Services revenues primarily resulted from a $1.9 million increase in core services due to increased VOD maintenance services related to higher VOD system deployments and a $800,000 increase in ODG’s video content services provided to their customers. We expect revenues from services to continue to grow year-over-year from our expanding installed base of products and additional service offerings.

Two customers together accounted for more than 44% and 48% of our total revenues for the three months ended October 31, 2007 and 2006, respectively. Revenue from each of these customers was comprised of Broadband and Service segment revenues. We believe that a significant amount of our revenues will continue to be derived from a limited number of customers.

International sales accounted for approximately 39% and 36% of total revenues in the three months ended October 31, 2007 and October 31, 2006, respectively. The U.S. and the United Kingdom together accounted for 78% and 85% of total revenue for the three months ended October 31, 2007 and 2006, respectively. We expect that international products and services revenues will remain a significant portion of our business in the future. Since substantially all sales are denominated in United States Dollars (USD), we have not experienced, nor do we expect to experience in the near term, any material impact from fluctuations in foreign currency exchange rates on our results of operations. With the acquisition of ODG, which has designated the British Pound Sterling (GBP) as its functional currency, their service sales, payable in GBP, provide a natural hedge for local currency payments. Thus, we do not expect to experience, nor have we experienced any material impact on our results from fluctuations in foreign currency transactions of ODG. However, since the ODG operation is translated to USD for reporting purposes, translation gains and losses, as a result of foreign currency rate fluctuations, are recorded in the equity section of our balance sheet. We continue to expect fluctuations in the USD/GBP exchange rate to impact the equity section of our balance sheet in the future.

Product Gross Profit. Costs of product revenues consist primarily of the cost of purchased material components and subassemblies, labor and overhead costs relating to the final assembly and testing of complete systems and related expenses and labor and overhead costs related to software development contracts. Costs of product revenues increased 4% to $13.5 million, or 45% of related product revenues, in the three months ended October 31, 2007 as compared to $12.9 million, or 50% of related product revenues, in the three months ended October 31, 2006. Product gross profit as a percentage of product revenues was 55% and 50% in the three months ended October 31, 2007 and 2006, respectively. Gross profit for the Broadband segment increased to 58% of revenues for the three months ended October 31, 2007 from 53% of revenues for the three months ended October 31, 2006. The 5% increase in Broadband gross profits was derived largely from improved VOD systems margin due to higher revenues. Gross profit for the Broadcast segment increased to 37% from 10% for the three months ended October 31, 2007 and 2006, respectively. The increase in Broadcast gross profit percentage is primarily due to unusually low gross profit in the quarter ended October 31, 2006 related to revenue from a U.S. government contract recorded in last year’s second quarter along with higher margins on revenue from Asia Pacific customers. Overall product gross profit for fiscal 2008 is expected to be lower than that realized in fiscal 2007 due to the significant expenses recorded in the second quarter in connection with impaired assets and severance costs related to headcount reductions.

Services Gross Profit. Cost of services revenues consist primarily of labor, materials and overhead relating to the installation, training, product maintenance and technical support, professional services, and project management provided by us and costs associated with providing video content services. Cost of services revenues increased 15% to $11.3 million or 59% of services revenues in the three months ended October 31, 2007 from $9.8 million or 60% of services revenues in the three months ended October 31, 2006, primarily due to higher revenue. The increase in Services gross profit as a percentage of revenues from 40% in the three months ended October 31, 2006 to 41% in the three months ended October 31, 2007 was primarily due to our ability to leverage existing service labor headcount into higher revenues. We expect that Services gross profit will increase in the future due to the growing installed base of systems and higher margin new media content services, but may be impacted by the timing of costs associated with our ongoing investment required to expand our service organization in order to support our installed base of systems, our new products and additional media service requirements.

Research and Development. Research and development expenses consist primarily of the compensation of development personnel, depreciation of development and test equipment and an allocation of related facilities expenses. Research and development expenses increased 9% from $9.8 million, or 23% of total revenues, in the three months ended October 31, 2006 to $10.7 million, or 22% of total revenues, in the three months ended October 31, 2007 due to increased headcount, salary increases and lower absorption of research and development expense from Comcast software development efforts.

Selling and Marketing. Selling and marketing expenses consist primarily of compensation expenses, sales commissions, travel expenses and certain promotional expenses. Selling and marketing expenses decreased to $5.5 million or 11% of total revenue for the period ended October 31, 2007, from $5.7 million or 13% of total revenues for the three months ended October 31, 2006. The decrease was due to lower trade show expenses and lower advertising expenses.

General and Administrative. General and administrative expenses decreased 12% from $4.9 million, or 12% of total revenues, in the three months ended October 31, 2006 to $4.3 million, or 9% of total revenues, in the three months ended October 31, 2007. General and administrative costs declined $600,000 due to lower costs at ODG and lower legal and accounting costs that were partially offset by higher headcount expenses.

Amortization of intangible assets. Amortization expense consists of the amortization of acquired intangible assets which are operating expenses and not considered costs of revenues. The expense has been broken out separately for presentation purposes. The amounts that relate to selling and marketing expense and general and administrative expense are shown in the table below. Amortization expense was $806,000 in the three months ended October 31, 2007 and $1.4 million in the three months ended October 31, 2006. Amortization is based on the future economic value of the related intangible assets which is generally higher in earlier years of the assets’ lives, accounting for the decrease in amortization expense from the three months ended October 31, 2006 to the three months ended October 31, 2007. An additional $122,000 and $160,000 of amortization expense related to acquired technology was charged to cost of sales for the three months ended October 31, 2007 and 2006, respectively.

	Three months ended October 31,
(Amounts in thousands)	2007	2006
Selling and marketing expense	$777	$1,356
General and administrative expense	29	54

Amortization expense	$806	$1,410

Interest Income (Expense). Interest income was $517,000 in the three months ended October 31, 2007 and $337,000 in the three months ended October 31, 2006. Interest expense was $-0- for the three months ended October 31, 2007 compared to $5,000 for the three months ended October 31, 2006. The increase in interest income is primarily due to higher interest rates earned on our marketable securities during the quarter ended October 31, 2007 in comparison to the quarter ended October 31, 2006.

Equity Income in Earnings of Affiliates. Equity income in earnings of affiliates was $293,000 and $453,000 in the three months ended October 31, 2007 and 2006, respectively. For the three months ended October 31, 2007, $431,000 of equity income was recognized from Filmflex and $148,000 of equity loss was recognized from On Demand Deutschland, the German joint venture. The On Demand Deutschland loss was net of $183,000 in accreted gains related to the customer contracts and content licensing agreements and the capital distribution related to reimbursement of previously incurred costs. The equity income in earnings of affiliates for the three months ended October 31, 2007 consists of our proportionate ownership share of the income under the equity method of accounting for Filmflex and On Demand Deutschland, the German joint venture.

Income Tax Expense (Benefit). For the three months ended October 31, 2007, we recorded an income tax provision of $493,000 on a profit before tax of $3.5 million resulting in an effective income tax provision rate of 14.1%. In addition, we exhausted our U.S. tax benefit carry back potential in fiscal 2007, thus eliminating any recording of U.S. tax benefit for fiscal 2008. For the three months ended October 31, 2006, we recorded an income tax benefit of $358,000 on a loss before tax of $2.0 million resulting in an effective tax rate of 18.2%. The U.S. tax loss generated in fiscal 2007 has been carried back to recover the remaining prior year U.S. taxes paid.

As of October 31, 2007, we maintained the full valuation allowance against our net U.S. deferred tax assets primarily due to the uncertainties related to our ability to generate sufficient pre-tax income for fiscal 2008 and thereafter. If we generate sufficient pre-tax income in the future, some portion or all of the valuation allowance could be reversed and a corresponding increase in net income would be reported in future periods.

Nine Months Ended October 31, 2007 Compared to the Nine Months Ended October 31, 2006

Revenues

Product Revenues. Our product revenue consists of sales of hardware, software and systems from our Broadband and Broadcast segments.

	Nine months ended October 31,
	2007	2006
Broadband revenues:
Video-on-demand products	$57,152,000	$58,124,000
Advertising insertion products	10,238,000	6,682,000

Total broadband revenues	67,390,000	64,806,000
Broadcast revenues:	10,121,000	8,538,000

Total product revenues	$77,511,000	$73,344,000

Product Revenues. Product revenue increased to $77.5 million in the nine months ended October 31, 2007 from $73.3 million in the nine months ended October 31, 2006. Revenue from the Broadband segment, which accounted for 87% and 88% of total product revenue in the nine months ended October 31, 2007 and 2006, respectively, increased to $67.4 million in the nine months ended October 31, 2007 from $64.8 million in the nine months ended October 31, 2006. VOD hardware, software and systems revenue decreased to $57.2 million for the nine months ended October 31, 2007 as compared to $58.1 million for the nine months ended October 31, 2006. The decrease in VOD revenue between periods was due mainly to lower VOD systems revenue from North American cable customers partially offset by higher Comcast related software subscription revenue. Advertising system revenue was $10.2 million for the nine months ended October 31, 2007 as compared to $6.7 million for the nine months ended October 31, 2006 due to increased product shipments to North American-based service providers. Broadcast system segment revenues were $10.1 million in the nine months ended October 31, 2007 compared to $8.5 million in the nine months ended October 31, 2006. The increase in Broadcast revenue was due to increased shipments mainly from European and Asia Pacific customers.

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

Services Revenues. Our Services revenue increased 14% to $54.6 million in the nine months ended October 31, 2007 from $47.9 million in the nine months ended October 31, 2006. This $6.6 million increase in Services revenues primarily resulted from $4.3 million of revenues from ODG’s media content services due to increased revenues at ODG related to customer contract from Brazilian and German customers as well as increased processing of VOD content for its main UK customer. In addition, the year over year increase in Services revenue was due to higher VOD maintenance revenue due to increased VOD system deployments. We expect revenues from services to continue to grow year-over-year from our expanding installed base of products and additional service offerings.

Two customers together accounted for 47% and 52% of our total revenues in the nine months ended October 31, 2007 and 2006, respectively. One of the customers accounted for 33% of total revenues in the nine months ended October 31, 2007 and 36% of total revenues in the nine months ended October 31, 2006. The other customer accounted for 14% of total revenues in the nine months ended October 31, 2007 and 16% of total revenues in the nine months ended October 31, 2006. Revenue from these customers was primarily in the broadband segment. We believe that a significant amount of our revenues will continue to be derived from a limited number of customers.

International sales accounted for approximately 38% and 34% of total revenues in the nine months ended October 31, 2007 and October 31, 2006, respectively. The U.S. and the United Kingdom together accounted for 79% of total revenue for the nine months ended October 31, 2007. For the nine months ended October 31, 2006, the U.S. and the United Kingdom together accounted for 88% of total revenues. Since substantially all sales are denominated in United States Dollars (USD), we have not experienced, nor do we expect to experience in the near term, any material impact from fluctuations in foreign currency exchange rates on our results of operations. With the acquisition of ODG, which has designated the British Pound Sterling (GBP) as its functional currency, their service sales, payable in GBP, provide a natural hedge for local currency payments. Thus, we do not expect to experience, nor have we experienced any material impact on our results from fluctuations in foreign currency transactions of ODG. However, since the ODG operation is translated to USD for reporting purposes, translation gains and losses, as a result of foreign currency rate fluctuations, are recorded in the equity section of our balance sheet. We continue to expect fluctuations in the USD/GBP exchange rate to impact the equity section of our balance sheet in the future.

Product Gross Profit. Costs of product revenues increased 13% to $40.3 million, or 52% of related product revenues, in the nine months ended October 31, 2007 as compared to $35.7 million, or 49% of related product revenues in the nine months ended October 31, 2006. Gross profit percentage for the Broadband segment decreased to 51% of Broadband revenues for the nine months ended October 31, 2007 from 57% of revenues for the nine months ended October 31, 2006. The decrease in Broadband gross profit percentage is due to $4.8 million of expense incurred in connection with impaired capitalized software licenses and severance costs related to headcount reductions as well as lower margins on VOD systems and software development revenue. Gross profit for the Broadcast segment increased to 31% from 11% for the nine months ended October 31, 2007 and 2006, respectively. The increase in gross profit percentage is primarily due to lower than normal gross profit on revenue from a large U.S. government contract in the second quarter of last year. Overall product gross profit for fiscal 2008 is expected to be lower than that realized in fiscal 2007 due to the significant expenses incurred in the second quarter related to impaired assets and severance costs related to headcount reduction.

Services Gross Profit. Costs of services revenues increased 28% to $34.5 million, or 63% of Services revenues, in the nine months ended October 31, 2007 from $26.8 million, or 56% of Services revenues in the nine months ended October 31, 2006 primarily due to increased revenues. The decrease in Services gross profit from 44% in the nine months ended October 31, 2006 to 37% in the nine months ended October 31, 2007 was primarily due to headcount increases in our VOD, advertising and broadcast service groups to build-up our customer service organization and to increase our global presence in addressing planned growth in our installed base of products. We expect that Services gross profit will increase in the future due to the growing installed base of systems and higher margin new media content services, but may be impacted by the timing of costs associated with our ongoing investment required to expand our service organization in order to support our installed base of systems, our new products and additional media service requirements.

Research and Development. Research and development expenses increased 6% to $32.4 million, or 25% of total revenues, in the nine months ended October 31, 2007 from $30.7 million, or 25% of total revenues, in the nine months ended October 31, 2006 due to employee severance expense of $763,000 related to headcount reductions occurring in the second quarter of fiscal 2008 and lower absorption of engineering expenses for customer software development. We expect that research and development expenses will continue to increase in fiscal 2008 as we continue development of new products and enhancements to existing products.

Selling and Marketing. Selling and marketing expenses increased 2% to $17.2 million, or 13% of total revenues, in the nine months ended October 31, 2007 from $16.8 million, or 14% of revenues, in the nine months ended October 31, 2006 due to increased headcount related expenses offset by lower trade show expenses.

General and Administrative. General and administrative expenses increased 3% to $14.7 million, or 11% of total revenues, in the nine months ended October 31, 2007 from $14.3 million, or 12% of total revenues in the nine months ended October 31, 2006. General and administrative expenses increased between periods due primarily to increased headcount and increased ODG legal and accounting costs.

Amortization of intangible assets. Amortization expense consists of the amortization of acquired intangible assets which are operating expenses and not considered costs of revenues. The expense has been broken out separately for presentation purposes. Amortization expense was $2.4 million in the nine months ended October 31, 2007 and $4.2 million in the nine months ended October 31, 2006. Amortization is based on the future economic value of the related intangible assets which is generally higher in earlier years of the assets’ lives, accounting for the decrease in amortization expense from the nine months ended October 31, 2006 to the nine months ended October 31, 2007. The table below classifies the amortization expense by its source category, selling and marketing or general and administrative expense. An additional $364,000 and $480,000 of amortization expense related to acquired technology was charged to cost of sales for the nine months ended October 31, 2007 and 2006, respectively.

	Nine months ended October 31,
(Amounts in thousands)	2007	2006
Selling and marketing expense	$2,318	$4,068
General and administrative expense	87	162

Amortization expense	$2,405	$4,230

Interest Income (Expense). Interest income is $1.4 million in the nine months ended October 31, 2007 and $1.0 million in the nine months ended October 31, 2006. The increase in interest income is primarily due to higher prevailing interest rates on our marketable securities invested during the nine months ended October 31, 2007 in comparison to the nine months ended October 31, 2006. Interest expense is $11,000 in the nine months ended October 31, 2007 and $87,000 in the nine months ended October 31, 2006.

Equity Income in Earnings of Affiliates. Equity income in earnings of affiliates is $872,000 and $773,000 in the nine months ended October 31, 2007 and 2006, respectively. For the nine months ended October 31, 2007, $1.1 million of equity income was recognized from Filmflex and $301,000 of equity loss was recognized from On Demand Deutschland GmbH & Co. KG, the German joint venture. The On Demand Deutschland GmbH & Co. KG loss was net of $484,000 in accreted gains related to customer contracts and content licensing agreements and the capital distribution related to reimbursement of previously incurred costs. The equity income in earnings of affiliates for the nine months ended October 31, 2007 consists of our proportionate ownership share of the income under the equity method of accounting for Filmflex and On Demand Deutschland GmbH & Co. KG, the German joint venture.

Income Tax Expense (Benefit). Our effective tax rate was (22.7)% and 16.9% for the nine months ended October 31, 2007 and 2006, respectively. We recorded a $1.9 million provision and a $1.1 million income tax benefit in the nine months ended October 31, 2007 and 2006, respectively. These estimated annual effective tax rates primarily differ from the 35% statutory tax rate due to tax gains for ODG’s U.K. operation related to the transfer of assets to and reimbursement of previously paid costs from On Demand Deutschland GmbH & Co. KG, the German joint venture established in February 2007 with Tele-Munchen Fernseh GmbH & Co. Produktionsgesellschaft. In addition, we exhausted our U.S. tax benefit carry back potential in fiscal 2007, thus eliminating any U.S. tax benefit for fiscal 2008. The net U.S. tax loss generated in fiscal 2007 has been carried back to recover the remaining prior year US taxes paid.

As of October 31, 2007, we maintained a full valuation allowance against our net deferred tax assets primarily due to the uncertainties related to our ability to generate pre-tax income for fiscal 2008 and thereafter. If we generate sufficient future pre-tax income, some portion or all of the valuation allowance would be reversed and a corresponding increase in net income would be reported in future periods.

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

Liquidity and Capital Resources

Historically, we have financed our operations and capital expenditures primarily with cash on-hand and the proceeds from sales of our common stock. Cash and cash equivalents increased $7.1 million from $31.2 million at January 31, 2007 to $38.3 million at October 31, 2007. Working capital increased $14.2 million from $57.8 million at January 31, 2007 to $72.0 million at October 31, 2007.

Net cash provided by operating activities was $8.0 million for the nine months ended October 31, 2007 compared to net cash provided by operating activities of $400,000 for the nine months ended October 31, 2006. The net cash provided by operating activities for the nine months ended October 31, 2007 was the result of the net loss of $9.1 million, adjusted for non-cash depreciation and amortization of intangible assets of $9.6 million, asset impairment of $4.1 million, $2.5 million of non-cash stock-based compensation expense and the changes in certain operating assets and liabilities. In addition to the non-cash items, the other significant change in operating assets and liabilities that provided cash from operations included a $1.0 million decrease in unbilled receivables, a $1.3 million increase in deferred taxes, and a $3.2 million increase in accounts payable, accrued expenses and income taxes payable. These items that provided cash from operations were partially offset by a decrease in deferred revenue of $3.3 million and a $2.5 million increase in accounts receivable. It is typical for us to experience fluctuations in our monthly operating results primarily due to the timing of receiving customer orders and the related shipment of these customer orders. As a result of these monthly fluctuations, we may experience significant:

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

Net cash used by investing activities was $2.5 million for the nine months ended October 31, 2007, and net cash provided by investing activities was $11.0 million for the nine months ended October 31, 2006. Investment activity for the nine months ended October 31, 2007 consisted primarily of a net increase of marketable securities of $498,000 and a net increase of fixed assets of $2.7 million offset by $880,000 of capital distribution from investment in affiliated company, net of equity investment contributions.

Net cash provided by financing activities was $1.3 million for the nine months ended October 31, 2007 and net cash provided by financing activities was $1.5 million for the nine months ended October 31, 2006. In the nine months ended October 31, 2007, the cash provided by financing activities consisted of proceeds from the issuance of common stock in connection with stock option exercises and purchases of company stock through the employee stock purchase plan.

On August 17, 2007, Citizens Bank (a subsidiary of the Royal Bank of Scotland Group plc) extended our $15.0 million revolving line of credit from August 31, 2007 through October 2008. Loans made under this revolving line of credit bear interest at a rate per annum equal to the bank’s prime rate. Borrowings under this line of credit are collateralized by substantially all of our assets. The loan agreement requires that we provide Citizens Bank with certain periodic financial reports and comply with certain financial ratios including a minimum level of earnings before interest, taxes and depreciation and amortization on a trailing twelve month basis, when amounts are outstanding under the loan agreement. As of October 31, 2007, we were in compliance with the financial covenants. There are currently no amounts outstanding under the revolving line of credit.

In the third quarter of fiscal 2006, we purchased the remaining outstanding capital stock that we did not already own of the On Demand Group Limited (“ODG”), a company incorporated under the laws of the United Kingdom. The purchase agreement provides for additional contingent consideration if ODG meets certain annual performance goals related to net income over three measurement periods ending January 31, 2008. We may pay up to a maximum aggregate contingent consideration of $12.2 million (based on the exchange rate in effect at October 31, 2007), including up to 50% payable in shares of our common stock, par value $0.01 per share, with the remainder payable in cash provided that the performance goals are met. The contingent consideration is comprised of three installments, each to be made annually, beginning with the year ending January 31, 2006, for an annual baseline amount of $2.2 million, $2.3 million, and $5.1 million, respectively (based on the exchange rate in effect at January 31, 2006, June 30, 2006 and October 31, 2007, respectively). These amounts are subject to upward and downward adjustment based on the actual net income related performance of ODG, as clarified in the agreement, during these periods, provided that the aggregate maximum contingent consideration payable is the sum of these baseline amounts plus a maximum of $2.7 million (based on the exchange rate in effect at October 31, 2007). On January 31, 2006, the first earnout measurement period ended, and we recorded $2.8 million (USD equivalent) of additional purchase price as goodwill based upon ODG’s net income for the initial annual performance period ended January 31, 2006. In May 2006, the Company paid $3.0 million (USD equivalent at the current exchange rate) to satisfy this obligation. On June 30, 2006, SeaChange and the former stockholders of ODG amended the original purchase agreement to provide for the acceleration of the second installment of contingent consideration (for the year ended January 31, 2007) in exchange for the issuance to the sellers of 341,360 shares of SeaChange’s common stock having a fair market value of $2.3 million as of the date of the amendment. Consequently, the Company recorded an additional $2.3 million of goodwill to reflect the accelerated second installment of contingent consideration.

On February 27, 2007, the ODG entered into an agreement with Tele-Munchen Fernseh GmbH & Co. Produktionsgesellschaft (TMG) to create a joint venture named On Demand Deutschland GmbH & Co. KG. The Shareholder’s Agreement requires ODG to provide cash contributions up to $4.2 million (USD equivalent) upon the request of the joint venture’s management and approval by the shareholders of the joint venture.

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

Recent Pronouncements

On February 15, 2007, the Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 permits an entity to choose to measure many financial instruments and certain other items at fair value. Most of the provisions in SFAS 159 are elective; however, the amendment to SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities”, applies to all entities with available-for-sale and trading securities. The fair value option established by SFAS 159 permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity will report unrealized gains and losses on items for which the fair value option has been elected in earnings (or another performance indicator if the business entity does not report earnings) at each subsequent reporting date. The fair value option: (a) may be applied instrument by instrument, with a few exceptions, such as investments otherwise accounted for by the equity method; (b) is irrevocable (unless a new election date occurs); and (c) is applied only to entire instruments and not to portions of instruments. SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). The Company is currently evaluating the impact of adopting SFAS No. 159 on its financial statements.

In September 2006, the FASB issued SFAS 157, “Fair Value Measurements” (“SFAS 157”). This new standard provides guidance for using fair value to measure assets and liabilities. Under SFAS 157, fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. In this standard, the FASB clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability. In support of this principle, SFAS 157 establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. The fair value hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data, for example, the reporting entity’s own data. Under the standard, fair value measurements would be separately disclosed by level within the fair value hierarchy. The provisions of SFAS 157 are effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including any financial statements for an interim period within that fiscal year. The adoption of this pronouncement is not expected to have a material effect on the Company’s financial statements.

Impact of Recently Adopted Accounting Pronouncements

Sabbatical Leave

Effective February 1, 2007, the Company adopted the provisions of FASB Emerging Issues Task Force (“EITF”) No. 06-2, “Accounting for Sabbatical Leave and Other Similar Benefits Pursuant to FASB Statement No. 43” (“EITF 06-2”) included in SeaChange’s Form 10-Q/A filed on October 22, 2007. Prior to the issuance of EITF 06-2 the Company accounted for sabbatical expense under SFAS No. 43, “Accounting for Compensated Balances” by expensing the cost of compensated absences for sabbatical programs as incurred. EITF 06-2 requires companies to accrue the cost of such compensated absences over the requisite service period. The Task Force allows the use of one of two specified methodologies for adopting the change in accounting principle: i) a cumulative-effect adjustment to retained earnings at the beginning of the year of adoption; or ii) retrospective application to all prior periods. The Company elected to use the cumulative-effect adjustment to the beginning balance of retained earnings resulting in an additional liability of $769,000 and a corresponding increase in the accumulated deficit of $769,000. The impact of this adoption does not include any tax affects due to the uncertainties related to the Company’s ability to generate sufficient pre-tax income for fiscal 2008 and the inability to carry back fiscal 2008 tax losses to prior years because the Company exhausted its US tax benefit carry back potential in fiscal 2007. Under this transition method, prior periods were not restated. Accrued expenses and other liabilities, long-term for the first quarter of fiscal 2008 include accrued sabbatical expense for all employees who are eligible for sabbatical leave. The Company does not believe the annual impact of this accounting change will be significant.

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

For the nine months ending October 31, 2007, the Company recognized an additional tax provision for unrecognized tax benefits and increased its 2008 income tax expense by $330,000. None of the amounts included in the balance of unrecognized tax benefits at October 31, 2007 of $1.5 million are related to tax positions for which it is reasonably possible that the total amounts could significantly change during the next twelve months.

The Company recognizes accrued interest and penalties related to uncertain tax positions in income tax expense. Accrued interest and penalties related to uncertain tax positions were $226,000, $260,000 and $293,000 as of April 30, 2007, July 31, 2007 and October 31, 2007, respectively.

As of October 31, 2007, the Company is subject to U.S. Federal income tax examinations for the tax years 2004 through 2007. In addition, the Company is subject to state and local income and non-US (primarily the United Kingdom) tax examinations for the tax years 2003 through 2007 and the tax years 2001 through 2007, respectively.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

We face exposure to financial market risks, including adverse movements in foreign currency exchange rates and changes in interest rates. These exposures may change over time as business practices evolve and could have a material adverse impact on our financial results. Our foreign currency exchange rate exposure is primarily associated with product sales arrangements, European and Asian repatriation or settlement of intercompany payables and receivables among subsidiaries and its parent company, and/or investment/equity contingency considerations denominated in the local currency where the functional currency of the foreign subsidiary is the U.S. dollar. Substantially all of our product international sales are payable in United States Dollars (USD) or in the case of our ODG operations, service sales are payable in GBP, providing a natural hedge for receipts and local payments. In light of the high proportion of our international businesses we expect the risk of any adverse movements in foreign currency exchange rates to have a greater impact in the future on our translated results within the income statement and equity section of our balance sheet. Historically, we have not hedged specific currency exposures and gains and losses on foreign currency transactions have not been material to date. At October 31, 2007 and January 31, 2007, we had no variable rate U.S. dollar denominated debt. As there were no amounts outstanding at October 31, 2007 and January 31, 2007 related to variable rate debt, there was no interest rate exposure.

The carrying amounts reflected in the consolidated balance sheet of cash and cash equivalents, short-term marketable securities, trade receivables and trade payables approximate fair value at October 31, 2007 due to the short maturities of these instruments. We maintain investment portfolio holdings of various issuers, types, and maturities. Our cash and marketable securities include cash equivalents, which we consider to be investments purchased with original maturities of three months or less. Given the short maturities and investment grade quality of the portfolio holdings at October 31, 2007, a change in interest rates should not have a material adverse impact on the fair value of our investment portfolio. Additionally, our long term marketable investments, which are carried at fair market value, have fixed interest rates, and therefore are subject to changes in fair value. As a result, we do not currently hedge these market risk exposures. At October 31, 2007, we had $20.2 million in short-term marketable securities and $4.6 million in long-term marketable securities.

ITEM 4 – CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures.

In connection with the preparation of this Quarterly Report on Form 10-Q, an evaluation under the supervision and with the participation of the Company’s management, including William C. Styslinger, III, the Company’s Chief Executive Officer, and Kevin M. Bisson, the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) was performed as of October 31, 2007. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as the Company’s are designed to do, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. The Company previously reported a material weakness in its internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act), which was described in Item 9A and Management’s Report on Internal Controls Over Financial Reporting in the Company’s Amended Annual Report on Form 10-K/A for the year ended January 31, 2007, and in Item 4 on Form 10-Q/A for the period ended April 30, 2007, and in Item 4 on Form 10-Q for the period ended July 31, 2007. As a result of this material weakness in the Company’s internal controls over financial reporting, the Company has concluded that its disclosure controls and procedures were not effective as of October 31, 2007.

Changes in internal controls over financial reporting.

There have been no significant changes in the Company’s internal controls over financial reporting identified during the quarter ended October 31, 2007, except for changes in the Company’s internal controls over financial reporting subsequent to July 31, 2007 related to the material weakness described below. In performing management’s evaluation of the Company’s internal controls over financial reporting for the year ended January 31, 2007 and the quarters ended April 30, 2007, July 31, 2007, and October 31, 2007, management determined that it had a material weakness in the operating effectiveness of the Company’s internal controls over financial reporting relative to its accounting for its sabbatical benefit. Notwithstanding the remediation work completed by the Company, management made this determination because the changes had not yet been in place for two fiscal quarters as of October 31, 2007. The Company implemented changes to its related processes that the Company believes are also reasonably likely to strengthen and materially affect its internal controls over financial reporting. These include:

•	Increased review and timely identification of new accounting pronouncements and

•	Ongoing implementation of control enhancements to improve the timeliness and accuracy of transaction reporting for employee benefits.

The steps described above are changes to the Company’s internal controls over financial reporting that have a material effect, or are reasonably likely to have a material effect, on the Company’s internal control over financial reporting. During the quarter ended October 31, 2007, the Company implemented these changes to remediate the material weakness that existed as of July 31, 2007. The Company expects to complete testing of the effectiveness of the changes described above during fiscal 2008.

The Company implemented an enhanced controls environment intended to address the material weakness in its internal controls over financial reporting and to remedy the ineffectiveness of its disclosure controls and procedures. The changes in its internal controls over financial reporting implemented by the Company to date should remediate the material weakness.

For the reasons described above, the Company has concluded that its internal controls over financial reporting do not provide such reasonable assurances as of October 31, 2007. During the third quarter of fiscal 2008, the Company has redesigned its internal controls over financial reporting to provide reasonable assurances of achieving their objectives. However, implementation of these changes is not yet complete and the Company also notes that a control system addressing internal controls over financial reporting, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must include an assessment of the costs and related risks associated with the control and the purpose for which it was intended. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues including instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some person, by collusion of two or more people, or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, the Company’s control systems, as the Company develops them, may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected and could be material and require a restatement of the Company’s financial statements.

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

See Note 10 of Notes to Condensed Consolidated Financial Statements.

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

Dated: December 10, 2007

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