Form 10-K
period 2008-01-31
SEACHANGE INTERNATIONAL INC
filed 2008-04-14
CIK 1019671

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2008

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation of S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of July 31, 2007, the aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing price for the registrant’s Common Stock on the Nasdaq Global Select Market on such date was $181,791,880. The number of shares of the registrant’s Common Stock outstanding as of the close of business on April 9, 2008 was 31,074,450.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the definitive Proxy Statement (which is expected to be filed within 120 days after the Company’s fiscal year end) relating to the registrant’s Annual Meeting of Stockholders to be held on or about July 16, 2008 to be filed pursuant to Regulation 14A are incorporated by reference into Part III of this Annual Report on Form 10-K.

PART I

ITEM 1.	Business

SeaChange International, Inc. (“SeaChange”, “we” or “us”), a Delaware corporation founded on July 9, 1993, is a leading developer, manufacturer and marketer of digital video systems and services. These products and services facilitate the management, aggregation, licensing, storage, and distribution of video, television programming, gaming and advertising content. We sell our products and services worldwide to cable system operators, including Cablevision, Comcast, Cox Communications, Virgin Media, and Time Warner Cable; telecommunications companies, including Nippon Telephone & Telegraph (NTT), Telekom Austria and Verizon Communications; and broadcast television companies, including ABC Disney, CNBCUK, Ascent Media, Clear Channel, and China Central Television.

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

The primary thrust of our business has been supplying systems to deliver video assets in the evolving “On Demand” television environment. Through acquisitions and partnerships we have expanded our products and services to address the needs of video content owners, broadcasters, and aggregators. We refer to this flow of video assets from the content owner to the subscriber as the “Content Pipeline”. Our products and services include middleware that drives set top box applications such as Game Now SM services, hardware and software for content management and delivery systems, advertising systems to pay for content, and services that involve the acquisition and distribution of video content. We believe that our strategy of expanding our product line will position SeaChange to support and maintain our existing customer base, take advantage of new customers entering the on demand marketplace and to enter adjacent markets.

Our core technologies provide a foundation for products and services that can be deployed in next generation systems capable of increased levels of subscriber interactivity. We have received several awards for technological excellence, including an Emmy Award in 2001 for our patented MediaCluster ® technology and an Emmy Award in 2004 for our video-on-demand system.

Since 2004, we have made a number of strategic acquisitions and investments to expand our portfolio of products and services. These acquisitions and investments position SeaChange to offer customers of our video-on-demand systems a broader set of products and services. We have expanded our product line to cover the complete Content Pipeline including middleware and applications, and media services.

Industry Background

Cable System Operators and Telecommunications Companies

The number of households paying for TV access, such as cable subscription but excluding satellite, has been estimated at 94 million in the Americas and approximately 408 million worldwide. Over the last several years, cable system operators and telecommunications companies have spent billions of dollars to upgrade their networks from analog to digital, yielding a significant increase in available bandwidth, channel capacity and two-way interactive capability. We believe this investment reflects their intent to provide video-on-demand, advertising insertion, Internet access and other value-added services to their customers that will differentiate them from competing service providers, including satellite delivery systems.

In 2001, cable system operators and telecommunications companies began the deployment of residential video-on-demand capability allowing subscribers to watch video programming at any time with pause, rewind, fast forward and a number of additional interactive capabilities. All of the top ten North American cable system operators have deployed video-on-demand services in one or more major residential markets. The various on-demand applications offered by cable system operators and, increasingly, telecommunications operators include movies-on-demand, subscription video-on-demand, such as Home Box Office (HBO), as well as news, sports, music videos, games, and time-shifted television.

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

Increased demand for video and audio content over the Internet will also require a substantial increase in storage capacity and bandwidth over time. We believe that cable system operators and telecommunications companies will play an integral role in providing these broadband Internet applications. We also believe that in order to offer high quality video applications over the Internet, cable system operators and telecommunications companies will need more storage and delivery systems capable of complex management and scheduling of video streams.

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

Some television broadcasters are using digital bandwidth to originate multiple program streams. As this application further develops, television broadcasters will require more video storage and delivery systems that can effectively manage and deliver these multiple television signals. As a result, we believe that television broadcasters will continue to automate their entire programming and advertising to reduce overall operating costs and improve reliability. In the near future we expect new opportunities to emerge for broadcasters and video-on-demand operators to create new business synergies that will likely require digital video storage and delivery systems.

SeaChange Business Segments

Broadband

Our high-bandwidth network, or Broadband, business is the foundation of our company and includes our video-on-demand (VOD) system which digitally manages, stores and distributes digital video. Our video-on-demand system allows cable system operators and telecommunications companies to offer video-on-demand and other interactive television services, including interactive advertising and retrieval of Internet content through the television. Our video-on-demand system can be deployed in either a residential environment or a commercial environment (e.g., hotels, schools, etc.) to deliver a wide variety of video services. Since 2000, we have been selected to supply our video-on-demand system in over 100 domestic and international commercial deployments of video-on-demand systems, including deployments by eight of the top 10 cable system operators in the United States, as well as large cable operators in Asia, Europe and Latin America. As of the end of 2007, there were approximately 94 million homes in the Americas that subscribed to cable or TV content through a computer network infrastructure, commonly referred to as IPTV. Approximately 34 million of these homes have access to video-on-demand and some research analysts are forecasting that access to video-on-demand will grow to over 42.0 million homes by the end of 2009.

Our video-on-demand platform is comprised of hardware in the form of servers that store and deliver video content, and software that manages the video assets, the network and the back-office functions of the service.

In 2006, we began selling our SeaChange Axiom™ video-on-demand software, independent of our VOD hardware and offering subscription services for the software in an effort to increase market share and enhance revenue stability through more recurring revenues. By porting our software to other third party hardware platforms, we expect to increase our market share through opportunities at competitive vendors’ installations.

Our Broadband business segment also includes our SPOT System for the insertion of advertisements and other short-form video into television network streams. Our advertising insertion products are available for both the traditional analog environment (the way that video signals have been transmitted for the past 60 years), and for the digital environment which provides the cable operator with a significant increase in available bandwidth, channel capacity and two-way capability. Based on currently available industry sources and our internal data, we believe our SPOT System is the leading analog video insertion system in the United States in the multichannel television market for advertisements and other short-form video. Over the last several years, our customers have begun to migrate to digital video ad insertion, and we believe our digital video ad insertion system is establishing a strong market position as well. The SPOT System automates the management and distribution process, which we believe reduces operating costs, provides high accuracy, high video image quality, and permits geographic and demographic specificity of advertisements. While the majority of our customers consist of major cable system operators and telecommunications companies in the United States, we have sold SPOT Systems to support over 55,000 channels throughout the world. Migration from the analog environment to the digital environment (particularly in the U.S.) has slowed demand for analog advertisement systems while accelerating demand for digital advertisement systems. In the future, we believe that our expertise in both the analog and digital advertising insertion market positions us well as the opportunities continue to develop for delivering interactive and targeted advertisements into television streams and into new media formats such as video-on-demand streams, games, and other applications.

A third component of our broadband business segment is our Seachange AdPulse™ On Demand advertising software platform that consists of two parts that include:

•	An advertising and inventory management system called the SeaChange AdPulse On Demand Ad Manager; and

•

A package of enhancements for the core VOD system called SeaChange Axiom Content Dynamics software that provides functions tailored to the special needs of managing, propagating, playing out and tracking of ads.

This system allows operators to generate new advertising revenue from inserting ads, dynamically, in on demand content while it provides detailed tracking and reporting on views and usage of inserted ads. 2007 saw the first commercial deployment of our SeaChange AdPulse™ On Demand advertising software platform.

Within our broadband business, our middleware and application business is focused on producing set-top client middleware software products and end-to-end interactive television applications, and performing system integration and software customization services. Our middleware and applications team is comprised of engineers located in Fort Washington, PA and San Mateo, CA. Our client middleware solutions include the VODlink® Platform Suite built for and deployed on common North American cable set top boxes and the TV Navigator platform deployed in Europe. We have also developed software that will allow us to deploy middleware for IPTV solutions in the telecom space.

Our middleware products consist of standards-based set top applications, head-end server components, software developer tools and a set of user applications. We have an open middleware architecture that can span both telecom and cable service provider deployments and is able to produce and facilitate a broad offering of applications that realize an end-to-end solution with other technologies. These include advanced asset management systems, our DVD on Demand services, electronic program guides that include support for video-on-demand, subscription video-on-demand like HBO (SVOD), Personal Video Recording (PVR) and Network Personal Video Recording (nPVR), advertising insertion in video-on-demand, and our Game Now game management system and streaming game technology. SeaChange middleware is currently deployed in over 2 million homes in North America and over 3 million homes in Europe.

In June of 2005, SeaChange made an $8.2 million investment in preferred stock of Casa Systems, Inc. representing a 19.8% ownership interest. Founded in 2003, Casa is a privately held technology company that has developed next generation broadband networking devices targeted at the growing market opportunity in interactive digital video and IP services over broadband networks. Based on innovative technologies, we believe that Casa’s products may increase the efficiency while reducing the capital and operating expense of large scale deployments of video-on-demand, Interactive TV, Digital Video Recording (DVR), Switched Digital Video Broadcast (SDV), Video over Internet (video over IP) and broadband services.

Broadcast

Our Broadcast network business segment includes our Broadcast MediaCluster® system, which allows broadcast television companies to directly transmit content, such as commercials and other programming, for broadcast television companies, to their viewers through either single, multichannel or satellite-based delivery systems. We believe that our Broadcast MediaCluster system will effectively eliminate the need for analog tape libraries and provide broadcasters with the automated storage and playback features that they require and are seeking. Since 1998, we have installed our Broadcast MediaCluster system at more than 250 customer locations including network affiliates and multichannel operations in Asia, Europe and the Americas. In addition, we provide media companies, including studios, television networks, stations and cable and telecom operators, with the ability to interoperate with other devices (e.g., video editing and production equipment) within their customers’ enterprise as part of a client-server architecture with our SeaChange MediaClient system to support the streaming and storage requirements of digital video applications. As media companies take advantage of new video services, including video-on-demand, Internet video streaming, and High-Definition television, we believe that they will derive greater benefit from storing media in a digital format. Our MediaLibrary and MediaClient systems are designed to support the storage, streaming and conversion of digital media files for a variety of video services.

Services

SeaChange also provides and continues to expand its media content services, consisting of content aggregation and distribution, through the acquisition of On Demand Group Limited (ODG), completed in

September of 2005. ODG is a leader in Europe in the development and deployment of interactive media services. ODG specializes in aggregating content for video-on-demand and network video-on-demand (NVOD) platforms, and has provided services to cable operators in several countries in Europe. In December of 2007 ODG sold its 33% equity interest in FilmFlex Movies Limited (FilmFlex), a movie video-on-demand service that supplies movies to the UK cable industry, to FilmFlex’s other investors Walt Disney Company Limited and Columbia Pictures Corporation Limited for approximately $18 million.

ODG also sources, acquires, packages, markets and accounts for Virgin Media’s (the largest cable operator in the U.K.) video-on-demand services in the areas of music, children’s, comedy and dramatic content. ODG has developed its own content rights management system and a content preparation center for incorporating video content from all of the major content suppliers around the world.

In Germany, the largest European market, ODG launched its own Pay-per-View service for Kabel Deutschland Germany (KDG) in fiscal 2007. KDG has approximately 9 million subscribers and has just begun to deploy digital services. We expect to transition the Pay-per-View service to a full fledged VOD service as the digital roll-out occurs. In addition, to augment the amount and variety of video content to be made available for KDG’s Pay-per-View services and other prospective German service providers, ODG entered into a joint venture in fiscal 2008 with TeleMunchen Gruppe, a German media company whose activities include the production and acquisition of German-language feature films, television productions and classical music programs. In addition to providing pay-per -view services to KDG, the joint venture provided pay-per-view on VOD services to two additional customers during fiscal 2008.

In addition to media content services, SeaChange installs, maintains, and supports its hardware and software products in North America, Asia, South America and Europe. We currently provide installation, maintenance and technical support services to all our Broadband and Broadcast segment customers. With the addition of our middleware software products, we are also performing system integration, software customization and other professional services. We offer maintenance and technical support to customers, agents and distributors of our products on a 24-hour, seven-day a week basis, and our systems generally include at least one year of warranty support. We also offer basic and advanced on-site training for our customers.

Financial information about our business segments is included in Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements.

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

•

Scalability. Our products are scalable in both video storage and video stream capacity. Our proprietary technology, including our patented single-copy storage system, the MediaCluster system, allows a single copy of content to be streamed through all available outputs without the need for duplication of content or re-routing between servers on the system. Our storage technology and distributed architecture results in a highly scalable system that reduces operational complexity and yields storage and bandwidth efficiencies as the amount of available content and the number of subscribers increase. Our products are scalable to the needs of our customers whether operating in a single channel system concentrated in one specific zone or a system with hundreds of channels serving multiple markets and a large number of users within each market.

•

Interoperability. Our products have been designed to be compatible with a wide range of hardware systems and software applications used by broadband system operators to deliver their digital video offerings. These include set top boxes from Motorola, Cisco Systems, Sony, Pioneer and Pace, a variety of programming guides including TV Guide, Passport and SARA, billing systems, service delivery systems and interactive application control software. Likewise, our broadcast systems interoperate with a range of systems and applications from such companies as Adobe Systems, Apple Computer, Avid Technology, Harris, Sony, Thomson and others.

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

•

Establish and Maintain Technological Leadership. We believe our competitive position is dependent in large part on the features and performance of our systems. As a result, we focus our research and development efforts on introducing systems with improved hardware and software capabilities. We have been granted patents and have patents pending for our various technologies. We have received several awards for technological excellence, including an Emmy Award in 2001 for our patented MediaCluster storage technology and a second Emmy Award in 2004 for our video-on-demand system. As of January 31, 2008, 41% of our employees were focused on research and product development efforts.

•

Provide Superior Customer Service and Support. Our products operate in customer environments where continuous operation is critical. As a result, we believe that providing a high level of service and support gives us a competitive advantage and is a differentiating factor in developing and maintaining key customer relationships. Our in-depth industry and application knowledge allows us to better understand the service needs of our customers. As of January 31, 2008, 25% of our employees were dedicated to customer service and support, including project design and implementation, maintenance, installation and training. Customers have access to service personnel via 24-hour, seven-day a week telephone support. In addition, we believe that the acquisitions and investments that have been made by us in media services and in system integration and customization services have positioned us as an integral partner with our customers to ensure optimal performance of their systems.

Key Products and Services

SeaChange Video-On-Demand System

We have developed and are deploying a video-on-demand system to cable television companies and telecommunications companies within the Broadband segment. Our video-on-demand system consists of:

•	MediaCluster video storage servers that reside at various points in a broadband network system and are used to play or stream videos as requested;

•	SeaChange Axiom video operations services software to manage and control the system and to support integration with third-party systems and applications;

•	SPOT advertising systems hardware and software and AdPulse On Demand Advertising System;

•

Interactive middleware that enables cable operators outside North America to run multiple services, including high-definition television, video-on-demand, and personal video recorders on multiple platforms;

•

Real-Time Record System, a time-shifting television application that enables broadcasted programming to be automatically encoded by broadband operators, with complete trick-mode functionality or video cassette recorder-like functionality; and

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

In addition, our video-on-demand system is designed to support interactive services that are being developed by broadband system operators including:

•

Networked Digital Video Recording. This service provides users with interactive control over broadcasted television programming, enabling viewers to watch sports, news, and other program types with full video cassette recorder and personal video recorder-like (e.g., TiVo recorders) control over the video stream. We enable the provision of this service through our servers and software located in broadband local transmission sites known as headends. We believe this service also has the potential to accommodate new advertising techniques, such as ad replacement or limited fast-forward functionality.

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

•

DVD on Demand Service. This interactive service brings DVD functionality to video-on-demand applications and provides a common standard for distributing and presenting video content. Our software tools and applications provide the capability to transform DVDs, including their menus and content chapter and options, to video-on-demand applications, which potentially offers movie studios and a variety of other video content producers the opportunity to leverage the significant DVD market.

SeaChange SPOT System

Our family of SPOT Systems automates the complex process of advertisement and other video insertion across multiple channels and geographic zones for cable system operators and telecommunications companies primarily in the Broadband segment. Through our embedded proprietary software, our SPOT System allows cable system and telecom operators to insert local and regional advertisements and other video streams into a specific time allocated by cable television networks such as CNN, MTV, ESPN, Black Entertainment Television, Discovery Channel and Nickelodeon. The SPOT System is also capable of inserting advertising into digital cable channels and delivering targeted advertising, as well as advertising with interactive links to content on video-on-demand systems, as well as to other interactive advertising systems.

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

SeaChange AdPulse On Demand Advertising System

The SeaChange AdPulse System consists of an advertising and inventory management system called the SeaChange AdPulse On Demand Ad Manager and a package of enhancements for the core VOD system called SeaChange Axiom Content Dynamics software that provide functions tailored to the special needs of managing, propagating, playing out and tracking of ads.

Key features of the AdPulse On Demand Ad Manager include:

•

Inventory Management—the ability to define advertising avails (slots) in on demand content. The inventory is managed by creating an inventory definition that specifies a content group (by program, provider, or content category) to which the inventory definition will apply, then specifying the number and placement of ad breaks and the number of spots per break for programs in that content group.

•	Order Entry—the ability to specify the rules by which different ad copy will be inserted into on demand content by assigning advertising copy to defined inventory.

•	Dynamic Ad Placement Decisions—the ability to modify a playlist at run-time to add, delete, or change ads played with assets based on defined ad placement rules.

•	Interior Ad Breaks – ad insertion and /or replacement at ad breaks within an on demand content stream if interior ad breaks are marked with SCTE-35 descriptors.

•

Operational Reporting—the ability to view and track aspects of the overall operation of the SeaChange AdPulse Manager, such as whether advertising copy required to execute an order has been received and propagated.

•

Business Reporting—the ability to view and track specific business aspects of the SeaChange AdPulse Manager, such as which inventory has been sold and which is unsold, a summary of orders from a specific client, etc.

•	Verification Reporting—the ability to track and view data about execution of orders, views of ad copy, and user action during the ad views.

SeaChange MediaLibrary System

The SeaChange MediaLibrary system is a mass storage system designed for media companies, including studios, television networks, stations and cable and telecommunications (telco) operators. The system utilizes our patented MediaCluster technology and stores any media file, independent of format and compression. This approach separates operators’ application decisions from their storage requirements, enabling all the client systems within a television facility, such as SeaChange’s MediaClient on-air servers, non-linear editors, archives, and other media tools to share a centralized, fault-resilient online storage resource. The MediaLibrary system has been deployed by a number of television operators to date and is sold in both the Broadband and Broadcast segments.

SeaChange MediaClient System

The SeaChange MediaClient system is a media device equipped with product-specific video hardware and applications software. The device is designed for use by media companies, including studios, television networks, stations and cable and telecom operators, to interoperate with other devices within their customers’ enterprise as part of a client/server architecture. Introduced in 2004, the SeaChange MediaClient system typically operates as an adjunct to the SeaChange MediaLibrary system to support the streaming and storage requirements of digital video applications and is sold in both the Broadband and Broadcast segments.

We believe that as media companies take advantage of new and various video services, including video-on-demand, Internet video streaming, and High-Definition television, among others, they will derive greater benefit from the storage of media in a digital format. The MediaLibrary and the MediaClient systems are designed to support the storage, streaming and conversion of digital media files for a variety of video services.

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

SeaChange has expanded into media content services, consisting of content aggregation and distribution, through the acquisition of ODG, completed in fiscal 2006. ODG is a leader in Europe in the development and deployment of interactive media services. ODG specializes in aggregating content for video-on-demand and network video-on-demand (NVOD) platforms, and has provided services to cable operators in more than 20 countries in Europe.

Customers

We currently sell our products primarily to cable system operators, broadcast and telecommunications companies.

Our customer base is highly concentrated among a limited number of large customers, primarily due to the fact that the cable, movie, broadcast, and telecommunications industries in the United States are dominated by a limited number of large companies. A significant portion of our revenues in any given fiscal period have been derived from substantial orders placed by these large organizations. In the years ended January 31, 2008, 2007 and 2006 total revenues from our five largest customers represented approximately 57%, 64% and 54%, respectively, of our total revenues. Customers accounting for more than 10% of total revenues consisted of Comcast (32%) and Virgin Media Inc. (13%) in the year ended January 31, 2008; Comcast (37%) and Virgin Media Inc. (16%) in the year ended January 31, 2007; and Comcast (25%) in the year ended January 31, 2006. We expect that we will continue to be dependent upon a limited number of customers for a significant portion of our revenues in future periods. As a result of this customer concentration, our business, financial condition and results of operations could be materially adversely affected by the failure of anticipated orders to materialize and by deferrals or cancellations of orders as a result of changes in customer requirements or new product announcements or introductions. In addition, the concentration of customers may cause variations in revenue, expenses and operating results on a quarterly basis due to seasonality of orders or the timing and relative size of orders received and shipped during a fiscal quarter.

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

Our research and development expenditures totaled approximately $42.7 million, $40.9 million and $34.5 million for the years ended January 31, 2008, 2007 and 2006 respectively. At January 31, 2008, 356 employees were engaged in research and product development. We believe that the experience of our product development personnel is an important factor in our success. We perform our research and product development activities at our headquarters and in offices in New Hampshire, Pennsylvania, California, and China.

Manufacturing

Our manufacturing operation is located at our facility in Acton, Massachusetts. This manufacturing operation consists primarily of component and subassembly procurement, systems integration and final assembly, testing and quality control of the complete systems. We rely on independent contractors to manufacture components and subassemblies to our specifications. Each of our products undergoes testing and quality inspection at the final assembly stage.

Competition

The markets in which we compete are characterized by intense competition, with a large number of suppliers providing different types of products to different segments of the markets. In new markets for our products, we compete principally based on price. In markets in which we have an established presence, we compete principally on the basis of the breadth of our products’ features and benefits, including the flexibility, scalability, professional quality, ease of use, reliability and cost effectiveness of our products, and our reputation and the depth of our expertise, customer service and support. While we believe that we currently compete favorably overall with respect to these factors and that our ability to provide integrated solutions to manage, store and distribute digital video differentiates us from our competitors, in the future we may not be able to continue to compete successfully with respect to these factors. In the market for long-form video products including video-on-demand, we compete with various companies offering video server platforms such as Concurrent Computer Corp., Arris Group Inc. (through its 2007 acquisition of C-Cor Corporation), Motorola, Inc. (through its 2006 acquisition of Broadbus Technologies, Inc.) and Cisco Systems, Inc. (through its 2006 acquisition of Arroyo Video Solutions, Inc.). In the television broadcast market, we compete against Thomson, Omneon Video Networks, Sony Corporation and Leitch Incorporated. In the digital advertisement insertion market, we generally compete only with Arris Group Inc. (through its acquisition of C-Cor Corporation). We expect the competition in each of these markets to intensify in the future as existing and new competitors with significant market presence and financial resources, including computer hardware and software companies and television equipment manufacturers, enter these rapidly evolving markets.

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

Proprietary Rights

Our success and our ability to compete are dependent, in part, upon our proprietary rights. We have been granted fifteen U.S. patents and have filed foreign patent applications related thereto for various technologies developed and used in our products. In addition, we rely on a combination of contractual rights, trademark laws, trade secrets and copyright laws to establish and protect our proprietary rights in our products. It is possible that in the future not all of these patents will be issued or that, if issued, the validity of these patents would not be upheld. It is also possible that the steps taken by us to protect our intellectual property will be inadequate to prevent misappropriation of our technology or that our competitors will independently develop technologies that are substantially equivalent or superior to our technology. In addition, the laws of some foreign countries in which our products are or may be distributed do not protect our proprietary rights to the same extent as do the laws of the United States. We have been involved in significant intellectual property litigation, and we may be a party to litigation in the future to enforce our intellectual property rights or as a result of an allegation that we infringe others’ intellectual property.

Employees

As of January 31, 2008, we employed 861 persons, including 356 in research and development, 218 in customer service and support, 87 in selling and marketing, 36 in manufacturing and 88 in general and administration functions. We believe that our relations with our employees are good. None of our employees are represented by a collective bargaining agreement.

Geographic Information

Geographic information is included in Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements.

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

An increasing portion of our revenue in the last year has come from sales and services related to our video-on-demand products. However, the video-on-demand market continues to develop as a commercial market and may not gain broad market acceptance. The potential size of the video-on-demand market and the timing of its development are uncertain. The success of this market requires that broadband system operators, particularly the seven largest domestic cable system operators, continue to upgrade their cable networks to support digital two-way transmission service and successfully market video-on-demand and similar services to their cable television subscribers. Some cable system operators are still in the early stages of commercial deployment of video-on-demand service to major residential cable markets and, accordingly, to date our digital video systems have been commercially available only to a limited number of subscribers. Also, the telecommunications companies have also begun to adapt their networks to support digital two-way transmission and begun marketing video-on-demand services. If cable system operators and telecommunications companies fail to make the capital expenditures necessary to upgrade their networks or determine that broad deployment of video-on-demand services is not viable as a business proposition or if our digital video systems cannot support a substantial number of subscribers while maintaining a high level of performance, our revenues will not grow as we have planned.

In addition, a number of well-funded companies have been discussing broadband Internet VOD services for home television viewing. If these products are developed they may be more cost effective than our VOD solutions, which could result in cable system operators and telecommunications companies discontinuing purchases of our on-demand products.

Because our customer base is highly concentrated among a limited number of large customers, the loss of or reduced demand of these customers could have a material adverse effect on our business, financial condition and results of operations.

Our customer base is highly concentrated among a limited number of large customers, and, therefore, a limited number of customers account for a significant percentage of our revenues in any year. In fiscal 2008 our five largest customers accounted for 57% of our revenues. Our five largest customers have accounted for approximately half to three quarters of our revenues in each of the past five years. Our largest customer represented approximately 32% of our revenues in fiscal 2008. We generally do not have written agreements that require customers to purchase fixed minimum quantities of our products. Our sales to specific customers tend to vary significantly from year to year depending upon these customers’ budgets for capital expenditures and our new product introductions. We believe that a significant amount of our revenues will continue to be derived from a limited number of large customers in the future. The loss of, or reduced demand for products or related services from, any of our major customers could have a material adverse effect on our business, financial condition and results of operations.

In addition, the industry has experienced consolidation among our customers which may cause delays or reductions in capital expenditure plans and/or increased competitive pricing pressures as the number of available customers decline and their relative purchasing power increases in relation to suppliers. Any of these factors could adversely affect our business.

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

Our success and ability to compete depends upon our ability to protect our proprietary technology that is incorporated into our broadband and broadcast products. We rely on a combination of patent, copyright, trademark and trade secret laws and restrictions on disclosure to protect our intellectual property rights. Although we have fifteen issued patents, we cannot assure that any additional patents will be issued or that the issued patents will not be invalidated. We also enter into confidentiality or license agreements with our employees, consultants and corporate partners, and control access to and distribution of our software, documentation and other proprietary information. Despite these precautions, it may be possible for a third party to copy or otherwise misappropriate and use our products or technology without authorization, particularly in foreign countries where the laws may not protect our proprietary rights as fully as in the United States. We may need to resort to litigation in the future to enforce our intellectual property rights, to protect our trade secrets or to determine the validity and scope of the proprietary rights of others. If competitors are able to use our technology, our ability to compete effectively could be harmed.

We have been and in the future could become subject to litigation regarding intellectual property rights, which could seriously harm our business and require us to incur significant legal costs to defend our intellectual property rights.

The industry in which we operate is characterized by vigorous protection and pursuit of intellectual property rights or positions, which on occasion, have resulted in significant and often protracted litigation. We have from time to time received, and may in the future receive, communications from third parties asserting infringements on patent or other intellectual property rights covering our products or processes. We have been involved in significant intellectual property litigation, and we may be a party to litigation in the future to enforce our intellectual property rights or as a result of an allegation that we infringe others’ intellectual property. Any parties asserting that our products infringe upon their proprietary rights would force us to defend ourselves and possibly our customers or manufacturers against the alleged infringement, as many of our commercial agreements require us to defend and/or indemnify the other party against intellectual property infringement claims brought by a third party with respect to our products. These claims and any resulting lawsuit, if successful, could subject us to significant liability for damages and invalidation of our proprietary rights. In the case of a willful infringement, any such damages may be trebled. This possibility of multiple damages serves to increase the incentive for plaintiffs to bring such litigation. In addition, these lawsuits, regardless of their success, would likely be time-consuming and expensive to resolve and would divert management time and attention away from our operations.

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

Certain key components of our products are currently purchased from a sole supplier, including computer chassis manufactured by Enclosure Concepts, Inc., switching gear from EGO Systems, an interface controller video transmission board manufactured by Cyclone Microsystems, Inc., encoder and decoder hardware from Matrox and software from Cinegy Gmbh, operating system and applications software from Microsoft and various components from Intel. We have in the past experienced quality control problems, where products did not meet specifications or were damaged in shipping, and delays in the receipt of these components. These problems were generally of short duration and did not have a material adverse effect on our business and results of operations. However, we may in the future experience similar types of problems which could be more severe or more prolonged. While we believe that there are alternative suppliers available for these components, we believe that the procurement of these components from alternative suppliers could take up to a year. In addition, these alternative components may not be functionally equivalent or may be unavailable on a timely basis or on similar terms. The inability to obtain sufficient key components as required, or to develop alternative sources if and as required in the future, could result in delays or reductions in product shipments which, in turn, could have a material adverse effect on our business, financial condition and results of operations.

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

If we are not able to obtain necessary licenses or distribution rights for third-party technology at acceptable prices, or at all, our products could become obsolete or we may not be able to deliver certain product offerings.

We have incorporated third-party licensed technology into our current products and our product lines. From time to time, we may be required to license additional technology from third parties to develop new products or product enhancements or to provide specific solutions. Third-party licenses may not be available or continue to be available to us on commercially reasonable terms. The inability to maintain or re-license any third-party licenses required in our current products or to obtain any new third-party licenses necessary to develop new products and product enhancements or provide specific solutions could require us to obtain substitute technology of lower quality or performance standards or at greater cost. Such inabilities could delay or prevent us from making these products or enhancements or providing specific solutions, which could seriously harm the competitiveness of our products.

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

International product and service revenues ranged from 12% to 40% of our total revenues in each of the past five years. Our international operations are expected to continue to account for a significant portion of our business in the future. However, in the future we may be unable to maintain or increase international sales of our products and services. International sales are subject to a variety of risks, including:

•	difficulties in establishing and managing international distribution channels;

•	difficulties in selling, servicing and supporting overseas products and in translating products into foreign languages;

•	the uncertainty of laws and enforcement in certain countries relating to the protection of intellectual property;

•	multiple and possibly overlapping tax structures;

•	currency and exchange rate fluctuations;

•	negative tax consequences such as withholding taxes and employer payroll taxes; and

•	economic or political changes in international markets.

Our financial condition and results of operations could be materially adversely affected by the performance of the companies in which we have made and may in the future make equity investments.

We have made non-controlling equity investments in complementary companies, including On Demand Deutschland GmbH & Co. KG, Casa Systems, Inc., Minerva Networks, Inc. and InSite One, Inc., and we may in the future make additional investments in these and/or other companies. These investments may require additional capital and may not generate the expected rate of return that we believed possible at the time of making the investment. This may adversely affect our financial condition or results of operations. Also, investments in development-stage companies may generate other than temporary declines in fair value of our investment that would result in impairment charges.

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

marketplace due to a resulting decrease in the quality of work and innovation of our employees upon which our business is dependent; and

•

adverse effects on our existing business relationships with suppliers and customers, which may be of particular importance to our business because we sell our products to a limited number of large customers, we purchase certain components used in manufacturing our products from sole suppliers and we use a limited number of third party manufacturers to manufacture our product.

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

We may not be able to hire and retain highly skilled employees, particularly managerial, engineering, customer service, selling and marketing, finance, administrative and manufacturing personnel, which could affect our ability to compete effectively because our business is technology-based and there is a shortage of these employees within the New England area.

Our success depends to a significant degree upon the continued contributions of our key personnel, many of whom would be difficult to replace. We believe that our future success will also depend in large part upon our ability to attract and retain highly skilled managerial, engineering, customer service, selling and marketing, finance, administrative and manufacturing personnel, as our business is technology-based. Because competition for these personnel is intense, we may not be able to attract and retain qualified personnel in the future. The loss of the services of any of the key personnel, the inability to attract or retain qualified personnel in the future or delays in hiring required personnel, particularly software engineers and sales personnel could have a material adverse effect on our business, financial condition and results of operations because our business is technology-based.

We are currently not able to use a short-form registration statement on Form S-3, and this may impede our ability to raise funds or consummate an acquisition.

Because we were late in filing our Quarterly Report on Form 10-Q for the second fiscal quarter of 2008, we are not currently eligible to use a short-form registration statement on Form S-3. Subject to our making timely filings and the satisfaction of certain other criteria, we will regain eligibility to use the Form S-3 registration statement on October 24, 2008. Until that time, the inability to use the short-form registration statement could delay or impede our ability to either consummate a public offering of our shares or consummate an acquisition in which the selling stockholders are to receive shares of our stock that are freely tradable, either of which event could adversely impact our results of operation and financial condition.

Any weaknesses identified in our system of internal controls by us and our independent registered public accounting firm pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 could have an adverse effect on our business.

Section 404 of the Sarbanes-Oxley Act of 2002 requires that companies evaluate and report on their systems of internal control over financial reporting. In addition, our independent registered public accounting firm must report on its evaluation of those controls. In future periods, we may identify deficiencies, including as a result of the loss of the services of one or more of our key personnel, in our system of internal controls over financial reporting that may require remediation. There can be no assurances that any such future deficiencies identified may not be significant deficiencies or material weaknesses that would be required to be reported in future periods.

We may have additional tax liabilities.

We are subject to income taxes in both the United States and numerous foreign jurisdictions. Significant judgment is required in determining our worldwide provision for income taxes. In the ordinary course of our business, there are many transactions and calculations where the ultimate tax determination is uncertain. We are regularly under audit by tax authorities. Although we believe our tax estimates are reasonable, the final determination of tax audits and any related litigation could be materially different from our historical income tax provisions and accruals. The results of an audit or litigation could have a material effect on our income tax provision, net income, or cash flows in the period or periods for which that determination is made.

In 2006, we received an audit notification from the Internal Revenue Service (IRS) requesting materials relating to our 2004 through 2007 federal tax return. As of January 31, 2008, we continue to provide information relating to the audit and have not received or agreed upon any final adjustment from the IRS.

In addition, we are subject to sales, use and similar taxes in many countries, jurisdictions and provinces, including those states in the United States where we maintain a physical presence or have a substantial nexus. These taxing regimes are complex. For example, in the United States, each state and local taxing authority has its own interpretation of what constitutes a sufficient physical presence or nexus to require the collection and remittance of these taxes. Similarly, each state and local taxing authority has its own rules regarding the applicability of sales tax by customer or product type.

System errors, failures, or interruptions could cause delays in shipments, require design modifications or replacements which may have a negative impact on our business and damage our reputation and customer relationships.

System errors or failures may adversely affect our business, financial condition and results of operations. Despite our testing and testing by current and potential customers, not all errors or failures may be found in our products or, if discovered, successfully corrected in a timely manner. These errors or failures could cause delays in product introductions and shipments or require design modifications that could adversely affect our competitive position. Further, some errors may not be detected until the systems are deployed. In such a case, we may have to undertake major replacement programs to correct the problem. Our reputation may also suffer if our customers view our products as unreliable, whether based on actual or perceived errors or failures in our products.

Further, a defect, error or performance problem with our on-demand systems could cause our customers’ VOD offerings to fail for a period of time or be degraded. Any such failure would cause customer service and public relations problems for our customers. As a result, any failure of our customers’ systems caused by our technology, including the failure of third party technology incorporated therein or therewith, could result in delayed or lost revenue due to adverse customer reaction, negative publicity regarding us and our products and services and claims for substantial damages against us, regardless of our responsibility for such failure. Any claim could be expensive and require us to spend a significant amount of resources. In circumstances where third party technology incorporated with or in our systems includes a defect, error or performance problem or fails for any reason, we may have to replace such third party technology at our expense and be responsible to our customers for their corresponding claims. Such replacements or claims could be expensive and could require us to spend a significant amount of resources.

ITEM 1B.	Unresolved Staff Comments

None.

ITEM 2.	Properties

Location	Principal Use	Square Feet
Acton, Massachusetts	Corporate Headquarters, video software engineering and manufacturing	120,000

Greenville, New Hampshire	Video Storage engineering, logistics and services	24,000

Greenville, New Hampshire	Video server and broadcast product engineering	13,000

Fort Washington, Pennsylvania	Software Development, digital video and interactive television	14,000

In addition, we also maintain small research and development and/or sales and support offices in Illinois, Nevada, California, England, France, Ireland, Singapore, Japan, India, Philippines, and China. We believe that existing facilities are adequate to meet our foreseeable requirements.

ITEM 3.	Legal Proceedings

Litigation

None.

Other Matters

SeaChange provides indemnification, to the extent permitted by law, to its officers, directors, employees and agents for liabilities arising from certain events or occurrences while the officer, director, employee, or agent is or was serving at SeaChange’s request in such capacity. With respect to acquisitions, SeaChange provides indemnification to or assumes indemnification obligations for the current and former directors, officers and employees of the acquired companies in accordance with the acquired companies’ bylaws and charter. As a matter of practice, SeaChange has maintained directors and officers’ liability insurance including coverage for directors and officers of acquired companies.

SeaChange enters into agreements in the ordinary course of business with customers, resellers, distributors, integrators and suppliers. Most of these agreements require SeaChange to defend and/or indemnify the other party against intellectual property infringement claims brought by a third party with respect to SeaChange’s products. From time to time, SeaChange also indemnifies customers and business partners for damages, losses and liabilities they may suffer or incur relating to personal injury, personal property damage, product liability, and environmental claims relating to the use of SeaChange’s products and services or resulting from the acts or omissions of SeaChange, its employees, authorized agents or subcontractors. For example, SeaChange has received requests from several of its customers for indemnification of patent litigation claims asserted by Acacia

Media Technologies, USA Video Technology Corporation and VTran Media Technologies. Management performed an analysis of all requests under Statement of Financial Accounting Standards No. 5, Accounting for Contingencies (“SFAS 5”) and determined that as of January 31, 2008 $120,000 was estimable and probable and has recorded an accrual.

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

No matters were submitted during the fourth quarter of the fiscal year ended January 31, 2008 to a vote of security holders of the Company through the solicitation of proxies or otherwise.

PART II

ITEM 5.	Market for Registrant’s Common Equity and Related Stockholder Matters

Market Information

Our common stock (symbol, “SEAC”) began trading on NASDAQ on November 5, 1996 and currently trades on the Nasdaq Global Select Market (formerly, the Nasdaq National Market). Prior to this date, there was no established public trading market for the Company’s common stock.

On April 9, 2008, the last reported sale price of our common stock on NASDAQ was $6.99 per share and there were approximately 150 holders of record of our common stock. We believe that the number of beneficial holders of our common stock exceeds 6,000.

The following table sets forth the quarterly high and low closing sales prices per share reported on NASDAQ for our last two fiscal years ended January 31, 2008 and 2007.

	Fiscal year 2008		Fiscal year 2007
	High	Low	High	Low
First Quarter	$10.83	$7.85	$9.83	$6.73
Second Quarter	$9.19	$6.98	$7.26	$6.03
Third Quarter	$7.94	$6.06	$9.15	$6.45
Fourth Quarter	$8.11	$5.10	$10.63	$8.17

Dividend Policy

We have never declared or paid any cash dividends on our common stock, since inception, and do not expect to pay cash dividends on our common stock in the foreseeable future. We currently intend to retain all of our future earnings for use in operations and to finance the expansion of our business.

Equity Compensation Plan Information

The following table provides information about the common stock that may be issued upon the exercise of options, warrants and rights under all of SeaChange’s existing equity compensation plans as of January 31, 2008, including the Amended and Restated 2005 Equity Compensation Incentive Plan, the Amended and Restated 1995 Stock Option Plan, the 1996 Non-Employee Director Stock Option Plan and the Third Amended and Restated 1996 Employee Stock Purchase Plan.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted- average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)		(b)		(c)
Equity compensation plans approved by security holders(1)	4,884,205	(2)	$14.99		2,688,487	(3)
Equity compensation not approved by security holders(4)	160,134		$14.71		0
Total	5,044,339		$14.98	(5)	2,688,487

(1)	Consists of the Amended and Restated 2005 Equity Compensation Incentive Plan, the Amended and Restated 1995 Stock Option Plan, the 1996 Non-Employee Director Stock Option Plan and the Third Amended and Restated 1996 Employee Stock Purchase Plan. Does not include 230,508 shares of restricted common stock issued under the Amended and Restated 2005 Equity Compensation Incentive Plan, since such shares are issued and outstanding.

(2)	Excludes the shares to be issued for the period ended May 31, 2008 under the Third Amended and Restated 1996 Employee Stock Purchase Plan, because the number of shares to be issued upon exercise of currently outstanding options thereunder cannot be determined, as it will be determined on May 31, 2008, the last day of the payment period, and will be for a maximum of 1,125 shares per eligible participant.
(3)	As of January 31, 2008, 2,563,336 shares remained available for issuance under the Amended and Restated 2005 Equity Compensation Incentive Plan and 125,151 shares remained available for grant under the Third Amended and Restated 1996 Employee Stock Purchase Plan.
(4)	Pursuant to the Video-on-Demand Purchase Agreement, dated as of December 1, 2000, by and between SeaChange and Comcast Cable Communications of Pennsylvania, Inc., Comcast has been issued warrants exercisable for 450,000 shares of common stock. As disclosed in SeaChange’s Current Report on Form 8-K filed October 6, 2004, Comcast exercised certain of these warrants and there remains outstanding today one warrant exercisable for 160,134 shares of common stock with a per share exercise price of $14.71 and which is nonforfeitable and freely exercisable.
(5)	Excludes the weighted average exercise price for shares to be issued under the Third Amended and Restated 1996 Employee Stock Purchase Plan, as amended, because the weighted average exercise price of currently outstanding options thereunder cannot be determined, as it will be equal to 85% of the lower of the average market price of the common stock on December 1, 2007 and May 31, 2008, the first and last business day of the applicable payment period.

Repurchase of our Equity Securities

On February 13, 2008, SeaChange International’s Board of Directors authorized the repurchase of up to $20.0 million of its common stock, par value $.01 per share, through a share repurchase program. As authorized by the program, shares may be purchased in the open market or through privately negotiated transactions, in a manner consistent with applicable securities laws and regulations. This stock repurchase program does not obligate the Company to acquire any specific number of shares and may be suspended or discontinued at any time. All repurchases are expected to be funded from the Company’s current cash and investments balances. The Company does not intend to repurchase any shares from its management team or other insiders.

STOCK PERFORMANCE GRAPH

The following graph compares the change in the cumulative total stockholder return on SeaChange’s common stock during the period from the close of trading on January 31, 2003 through January 31, 2008, with the cumulative total return on the Center for Research in Securities Prices (“CRSP”) Index for the Nasdaq Stock Market (U.S. Companies) and a SIC Code Index based on the SeaChange’s SIC Code. The comparison assumes $100 was invested on January 31, 2003 in SeaChange’s common stock at the $7.57 closing price on that date and in each of the foregoing indices and assumes reinvestment of dividends, if any.

The following graph is not “soliciting material,” is not deemed filed with the SEC and is not to be incorporated by reference in any filing of SeaChange under the Securities Act or the Exchange Act, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing. The stock price performance shown on the following graph is not necessarily indicative of future price performance. Information used on the graph was obtained from a third party provider, a source believed to be reliable, but SeaChange is not responsible for any errors or omissions in such information.

Notes:

A.	The lines represent monthly index levels derived from compounded daily returns that include all dividends.

B.	If the monthly interval, based on the fiscal year-end, is not a trading day, the preceding trading day is used.

C.	The Index level for all series was set to 100 on January 31, 2003.

ITEM 6.	Selected Financial Data

The following consolidated selected financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K.

	Year ended January 31,
	2008	2007	2006	2005	2004
	(in thousands, except for per share data)
Consolidated Statement of Operations Data:
Revenues:
Product (hardware, software and systems)	$105,769	$95,000	$73,516	$113,764	$112,227
Services	74,124	66,334	52,748	43,539	35,939

	179,893	161,334	126,264	157,303	148,166
Costs of revenues:
Product (hardware, software and systems)	52,464	48,334	45,555	60,158	64,824
Services	46,465	37,189	28,315	25,755	22,687

	98,929	85,523	73,870	85,913	87,511

Gross profit	80,964	75,811	52,394	71,390	60,655

Operating expenses:
Research and development	42,699	40,917	34,475	29,536	26,060
Selling and marketing	23,073	22,383	18,681	18,069	16,673
General and administrative	20,283	19,193	14,254	10,330	9,144
Amortization of intangibles	2,952	5,664	2,201	1,333	1,599

	89,007	88,157	69,611	59,268	53,476

(Loss) income from operations	(8,043)	(12,346)	(17,217)	12,122	7,179
Interest income, net	1,927	1,355	2,038	962	1,734
Impairment on investment in affiliate	—	(150)	—	—	(313)
Gain on sale of investment in affiliate	10,031	—	—	—	—

Income (loss) before income taxes and equity income (loss) in earnings of affiliates	3,915	(11,141)	(15,179)	13,084	8,600
Income tax (expense) benefit	(2,156)	1,632	2,941	(3,070)	(3,169)
Equity income (loss) in earnings of affiliate, net of tax	1,143	1,272	39	(148)	137

Net income (loss)	$2,902	$(8,237)	$(12,199)	$9,866	$5,568

Earnings (loss) per share:
Basic	$0.10	$(0.29)	$(0.43)	$0.36	$0.21
Diluted	$0.10	$(0.29)	$(0.43)	$0.34	$0.20
Consolidated Balance Sheet Data (as of January 31):
Working capital	$86,236	$57,820	$45,759	$126,397	$99,195
Total assets	217,896	199,296	207,797	212,628	182,579
Deferred revenues	19,103	21,806	20,045	21,342	16,437
Long-term liabilities	3,391	1,121	1,353	—	209
Total liabilities	52,494	42,876	54,053	47,794	36,661
Total stockholders’ equity	165,402	156,420	153,744	164,834	145,918

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis together with our consolidated financial statements, related notes and other financial information appearing elsewhere in this report. In addition to historical information, the following discussion and other parts of this report contain forward-looking information that involves risks and uncertainties. Our actual results could differ materially from those anticipated by such forward-looking information due to a number of factors including risks discussed in Item 1A. “Risk Factors,” and elsewhere in this Annual Report on Form 10-K. These risks could cause our actual results to differ materially from any future performance suggested below.

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

Our operating results are significantly influenced by a number of factors, including the mix of products sold and services provided, pricing, costs of materials used in our products and the expansion of our operations during the fiscal year. We price our products and services based upon our costs and consideration of the prices of competitive products and services in the marketplace. The costs of our products primarily consist of the costs of components and subassemblies that have generally declined from product introduction to product maturity. As a result of the growth of our business, our operating expenses have historically increased in the areas of research and development, selling and marketing, customer service and support and administration. In the current state of the economy, we expect that our Broadband and Broadcast customers may still have limited capital spending budgets as we believe they are dependent on advertising revenues to fund their capital equipment purchases.

Accordingly, we expect our financial results to vary from quarter to quarter, and our historical financial results are not necessarily indicative of future performance. In light of the higher proportion of our international business due, in part, to our acquisitions of the European-based businesses of Liberate Technologies and the On Demand Group, Ltd (“ODG”) in fiscal 2006, we expect movements in foreign currency exchange rates to continue to impact our operating results and the equity section of our balance sheet.

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

In September 2005, SeaChange purchased the remaining 72.4% of the outstanding capital stock of ODG. As a result of this acquisition, SeaChange owned 100% of ODG and a 33.3% equity investment in FilmFlex Movies Limited (“FilmFlex”), a company based in the United Kingdom. The purchase agreement provided for additional contingent consideration to the former shareholders of ODG, if ODG met certain financial goals. The contingent consideration was paid or issued in four installments. In May 2006, SeaChange paid $3.0 million in cash to satisfy the first installment. On June 30, 2006, SeaChange and the former shareholders of ODG amended the original purchase agreement to provide for the acceleration of the second installment of contingent consideration in exchange for the issuance of 341,360 shares of SeaChange’s common stock having a fair market value of $2.3 million as of the date of the amendment. In December 2007 SeaChange and the former shareholders of ODG amended the original purchase agreement to provide the former shareholders of ODG 417,304 shares of SeaChange’s common stock in March 2008 having a fair market value of $3.2 million as of the date of the amendment in satisfaction of the third installment. On March 13, 2008, SeaChange and the former stockholders of ODG amended the original purchase agreement to provide for the satisfaction of the final contingent by consideration through the issuance of 714,084 shares of SeaChange's common stock having a fair market value of $4.9 million as of the date of the amendment. As of January 31, 2008 the Company recorded the third and fourth contingent consideration installments totaling $8.1 million, as additional goodwill for the step up acquisition of ODG.

SeaChange held a 33.3% equity investment in FilmFlex which was founded in 2004 by ODG, Columbia Pictures Corporation Limited (“Sony”) and Walt Disney Company Limited (“Disney”) to provide an exclusive video on demand movie service for Virgin Media. Each of the investors owned 33.3% of FilmFlex. On December 21, 2007, SeaChange sold all of the shares held by ODG in FilmFlex to the two other existing shareholders of FilmFlex (Sony and Disney) and to FilmFlex. The aggregate consideration received by ODG in connection with this sale was $17.9 million in cash resulting in a gain of approximately $10.0 million. This gain was $2.6 million lower than the $12.6 million gain previously disclosed in the Company’s March 13, 2008 earnings press release that announced its unaudited fiscal 2008 fourth quarter and year end financial results due to the reduction of goodwill associated with Filmflex. Concurrent with the FilmFlex divestiture, ODG executed a two year outsourcing services agreement in which ODG will continue to provide FilmFlex with selected planning, production and operations support services.

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

Principles of Consolidation. The Company consolidates the financial statements of its wholly owned subsidiaries and all inter-company accounts are properly eliminated in consolidation. SeaChange also holds minority investments in the capital stock of certain private companies having product offerings or customer relationships that have strategic importance. The Company evaluates its equity and debt investments and other contractual relationships with affiliate companies in order to determine whether the guidelines of FASB Interpretation (“FIN”) No. 46, Consolidation of Variable Interest Entities (“FIN 46R”), as revised under FIN 46R should be applied in the financial statements. FIN 46R addresses consolidation by business enterprises of variable interest entities that possess certain characteristics. The Company has concluded that it is not the primary beneficiary for any variable interest entities as of January 31, 2008. The Company’s investments in affiliates include investments accounted for under the cost method and the equity method of accounting. The investments that represent less than a 20% ownership interest of the common shares of the affiliate are carried at cost. Under the equity method of accounting, which generally applies to investments that represent 20% to 50% ownership of the common shares of the affiliate, SeaChange’s proportionate ownership share of the earnings or losses of the affiliate are included in equity income (loss) in earnings of affiliates in the consolidated statement of operations.

Revenue Recognition and Allowance for Doubtful Accounts. The accounting related to revenue recognition is complex and affected by interpretations of the rules and an understanding of industry practices. As a result, revenue recognition accounting rules require us to make significant judgments. Our judgment is required in assessing the probability of collection, which is generally based on evaluation of customer-specific information, historical collection experience and economic market conditions. Revenues from sales of hardware, software and systems that do not require significant modification or customization of the underlying software are recognized when title and risk of loss has passed to the customer, there is evidence of an arrangement, fees are fixed or determinable and collection of the related receivable is considered probable. Customers are billed for installation, training, project management and at least one year of product maintenance and technical support at the time of the product sale. Revenue from these activities are deferred at the time of the product sale and recognized ratably over the period these services are performed. Revenue from ongoing product maintenance and technical support agreements are recognized ratably over the period of the related agreements. Revenue from software development contracts that include significant modification or customization, including software product enhancements, is recognized based on the percentage of completion contract accounting method using labor efforts expended in relation to estimates of total labor efforts to complete the contract. For contracts, where some level of profit is assured but the Company is only able to estimate ranges of amounts of total contract revenue and total contract cost, the Company uses the lowest probable level of profits in accounting for the contract revenues and costs. Accounting for contract amendments and customer change orders are included in contract accounting when executed. Revenue from shipping and handling costs and other out-of-pocket expenses reimbursed by customers are included in revenues and cost of revenues. Our share of inter-company profits associated with sales and services provided to affiliated companies are eliminated in consolidation in proportion to our equity ownership.

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

We recognize revenue for product and services only in those situations where collection from the customer is probable. The Company performs ongoing credit evaluations of customers’ financial condition but generally does not require collateral. For some international customers, the Company may require an irrevocable letter of credit to be issued by the customer before the purchase order is accepted. The Company monitors payments from customers and assesses any collection issues. The Company maintains allowances for specific doubtful accounts and other risk categories of accounts based on estimates of losses resulting from the inability of the Company’s customers to make required payments and records these allowances as a charge to general and administrative expenses. The Company bases its allowances for doubtful accounts on historical collections and write-off experience, current trends, credit assessments, and other analysis of specific customer situations. While such credit losses have historically been within our expectations and the allowances established, we cannot guarantee that we will continue to experience the same credit loss rates that we have in the past. If the financial condition of our customers were to change, additional allowances may be required or established allowances may be considered unnecessary. Judgment is required in making these determinations and our failure to accurately estimate the losses for doubtful accounts and ensure that payments are received on a timely basis could have a material adverse effect on our business, financial condition and results of operations.

Any taxes assessed by a governmental authority related to revenue-producing transactions (e.g. sales or value-added taxes) are reported on a net basis and excluded from revenues.

Inventories Reserves. Inventories are stated at the lower of cost or net realizable value. Cost is determined using the first-in, first-out (FIFO) method. Inventories consist primarily of components and subassemblies and finished products held for sale. All of SeaChange’s hardware components are purchased from outside vendors.

The costs and net realizable value of inventories are reviewed quarterly. SeaChange records charges to reduce inventory to its net realizable value when impairment is identified through the quarterly review process. For inventory that has been written down to its net realizable value, the reserve is released upon sale or disposal of this inventory.

Our manufacturing, finance and operations personnel monitor quarterly the inventories to determine that the carrying value is stated at the lower of cost or net realizable value. We record charges to reduce inventory to its net realizable value when impairment is identified through the quarterly management review process. Obsolete inventory, consisting of on-hand components, subassemblies and finished products, is written down to its estimated net realizable value, if less than cost. The obsolescence evaluation is based upon assumptions and estimates about future demand and possible alternative uses and involves significant judgments. For the years ended January 31, 2008, 2007, and 2006, we recorded inventory write-downs of $2.1 million, $1.1 million, and $1.0 million.

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

We periodically review indicators of the fair value of our investments in affiliates in order to assess whether available facts or circumstances, both internally and externally, may suggest a non-temporary decline in the value of the investment. The carrying value of an investment in an affiliate may be affected by the affiliate’s ability to obtain adequate funding and execute its business plans, general market conditions, industry considerations specific to the affiliate’s business, and other factors. The inability of an affiliate to obtain future funding or successfully execute its business plan could adversely affect our equity earnings of the affiliate in the periods affected by those events. Future adverse changes in market conditions or poor operating results of the affiliates could result in equity losses or an inability to recover the carrying value of the investments in affiliates that may not be reflected in an investment’s current carrying value, thereby possibly requiring an impairment charge in the future. We record an impairment charge when we believe an investment has experienced a decline in value that is other-than-temporary.

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

Valuation of Goodwill and Other Long-Lived Assets. Other long-lived assets include $28.1 million of property and equipment, $6.8 million of intangible assets and goodwill of $29.5 million as of January 31, 2008. The intangible assets have been subject to amortization since acquisition. We review goodwill for impairment annually and periodically review both goodwill and intangibles for the existence of facts or circumstances, both internal and external, which may suggest an asset is not recoverable that is, the carrying amount of the asset exceeds the sum of the undiscounted cash flows expected to result from the asset’s use and eventual disposition. Factors we consider important that could trigger the impairment review include:

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

If such circumstances exist, we evaluate the carrying value of long-lived assets to determine if impairment exists based upon estimated undiscounted future cash flows over the remaining useful life of the assets and comparing that value to the carrying value of the assets. If the carrying value of the asset is greater than the estimated future undiscounted cash flows, the asset is written down to its estimated fair value. We determine the estimated fair value of the assets on a projected discounted cash flow method using a discount rate determined by management to be commensurate with the risk inherent in the current business model. In determining expected future cash flows, assets are grouped at the lowest level for which cash flows are identifiable and independent of cash flows from other asset groups. Our cash flow projections contain management’s best estimates, using appropriate and customary assumptions and projections at the time. We believe there is no impairment of goodwill and other long-lived assets as of January 31, 2008.

During the second quarter of fiscal 2008, the Company determined that purchased capitalized software licenses that were classified as Other assets on the Company’s Condensed Consolidated Balance Sheets were impaired as of July 31, 2007, resulting in a reduction to Other assets of $4.1 million and a corresponding increase to Cost of revenues on the Company’s Consolidated Statement of Operations for the year ended January 31, 2008. The Company concluded that three separate capitalized software licenses that were purchased for eventual use in current and future products of the Company were impaired during the Company’s fiscal second quarter based on its determination that triggering events had occurred during this period that warranted consideration of an impairment of long-lived assets. During this period, two product line general managers were terminated, both of whom had direct responsibility for incorporating the capitalized software licenses into new or existing products. The replacements for the terminated general managers, with Company management concurrence, abandoned plans to use the capitalized software licenses in any new or existing Company products during the fiscal year ended January 31, 2008. With no identified future cash flows to substantiate further capitalization of these software licenses, the Company determined these assets to be impaired during the fiscal year ended January 31, 2008.

Share-based Compensation. Prior to February 1, 2006, we accounted for all of employee and non-employee director stock-based compensation awards using the intrinsic value method under APB 25, and provided the required disclosures in accordance with SFAS 123. Effective February 1, 2006, we adopted the provisions of SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”) using the modified prospective transition method. In accordance with that transition method, we have not restated prior periods for the effect of compensation expense calculated under SFAS 123R. We have continued to use the Black-Scholes pricing model as the most appropriate method for determining the estimated fair value of all applicable awards.

Determining the appropriate fair value model and calculating the fair value of share-based payment awards requires the input of highly subjective assumptions, including the expected life of the share-based payment awards and stock price volatility. Management estimated the volatility based on the historical volatility of our stock. The assumptions used in calculating the fair value of share-based payment awards represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management’s judgment. As a result, if circumstances change and we use different assumptions, our share-based compensation expense could be materially different in the future. In addition, we are required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. If our actual forfeiture rate is materially different from our estimate, the share-based compensation expense could be significantly different from what we have recorded in the current period.

On January 26, 2006, the Company accelerated the vesting of certain unvested stock options with exercise prices equal to or greater than $9.00 per share that were previously awarded to its employees, including its executive officers and non-employee directors, under the Company’s equity compensation plans. The decision to accelerate vesting of these stock options was made primarily to reduce compensation expense that would otherwise be recognized after the adoption of SFAS 123R on February 1, 2006.

Accounting for Income Taxes. As part of the process of preparing our financial statements, we are required to estimate our provision for income taxes in each of the jurisdictions in which we operate. This process involves estimating our actual current tax exposure, including assessing the risks associated with tax audits, together with assessing temporary differences resulting from the different treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within our balance sheet.

Deferred income tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective income tax bases, and operating loss and tax credit carryforwards. We evaluate the weight of all available evidence to determine whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. We will record a valuation allowance if the likelihood of realization of the deferred tax assets in the future is reduced based on an evaluation of objective verifiable evidence. Significant management judgment is required in determining our income tax expense (benefit), our deferred tax assets and liabilities and any valuation allowance recorded against our deferred tax assets. We have established a valuation allowance against our deferred tax assets due to indications that they may not be fully realized. The amount of the deferred tax asset considered realizable is subject to change based on future events, including generating sufficient pre-tax income in future periods. In the event that actual results differ from these estimates, our provision for income taxes could be materially impacted.

The Company has maintained a full valuation allowance against its U.S. deferred tax assets primarily due to the significant historical pre-tax losses and the significant ongoing uncertainties surrounding the ability of the U.S. entity, SeaChange International, Inc., to generate pre-tax income for fiscal 2009 and thereafter. In addition, SeaChange maintains a valuation allowance for the full amount of certain foreign tax assets. At January 31, 2008, the valuation allowance was $13.3 million.

Income Tax Contingencies. In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). FIN 48 supersedes SFAS No. 5, Accounting for Contingencies, as it relates to income tax liabilities and lowers the minimum threshold a tax position is required to meet before being recognized in the financial statements from “probable” to “more likely than not” (i.e., a likelihood of occurrence greater than fifty percent). Under FIN 48, the recognition threshold is met when an entity concludes that a tax position, based solely on its technical merits, is more likely than not to be sustained upon examination by the relevant taxing authority. Those tax positions failing to qualify for initial recognition are recognized in the first interim period in which they meet the more likely than not standard, or are resolved through negotiation or litigation with the taxing authority, or upon expiration of the statute of limitations. Derecognition of a tax position that was previously recognized occurs when an entity subsequently determines that a tax position no longer meets the more likely than not threshold of being sustained. FIN 48 was adopted by the Company on February 1, 2007 (see Note 10).

Accounting for Contingencies. We are subject to certain claims and litigation, including proceedings under government laws and regulations and commercial disputes relating to our operations, including ordinary routine litigation incidental to our business. We review and determine which liabilities, if any arising from these claims and litigations could have a material adverse effect on our consolidated financial position, liquidity or results of operations. We assess the likelihood of any adverse judgments or outcomes as well as potential ranges of probable losses. Under SFAS No. 5, Accounting for Contingencies ("SFAS 5"), loss contingency liabilities are recorded for these contingencies based on careful analysis of each matter with the assistance of outside counsel when it is probable that a liability has been incurred and the amount of the loss is reasonably estimable.

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

Fiscal Year Ended January 31, 2008 Compared to the Fiscal Year Ended January 31, 2007

The following table sets forth summarized consolidated financial information for each of the two fiscal years ended January 31, 2008 and 2007.

	Year ended January 31,
	2008	2007
	(in thousands)
Broadband revenues:
Video-on-demand revenues	$76,045	$74,447
Advertising revenues	15,100	10,458

Total Broadband revenues	91,145	84,905
Broadcast revenues:	14,624	10,095

Total Product Revenues	105,769	95,000
Total Service Revenue	74,124	66,334

Total Revenue	179,893	161,334
Product Cost of Revenues	52,464	48,334
Services Cost of Revenues	46,465	37,189

Total Cost of Revenues	98,929	85,523
Product Gross Profit	53,305	46,666
Services Gross Profit	27,659	29,145

Total Gross Profit	80,964	75,811
Operating expenses:
Research and Development	42,699	40,917
Selling and Marketing	23,073	22,383
General and Administrative	20,283	19,193
Amortization of Intangibles	2,952	5,664

Total Operating Expenses	89,007	88,157
Income (loss) from operations	(8,043)	(12,346)
Interest income, net	1,927	1,355
Impairment on investment in affiliate	—	(150)
Gain on sale of investment in affiliate	10,031	—

Income (loss) before income taxes and equity income in earnings of affiliates	3,915	(11,141)
Income tax (provision) benefit	(2,156)	1,632
Equity income in earnings of affiliates, net of tax	1,143	1,272

Net income (loss)	$2,902	$(8,237)

For the fiscal year ended January 31, 2008, our total revenues increased 12% to $179.9 million from the fiscal year ended January 31, 2007. For the fiscal year ended January 31, 2008, two customers each accounted for more than 10% and collectively accounted for 45% of our total revenues and these same two customers each accounted for more than 10% and collectively accounted for 53% of our total revenues for the year ended January 31, 2007. Revenues from these customers were primarily in the Broadband segment. We believe that a significant amount of our revenues will continue to be derived from a limited number of customers.

International products and services revenues accounted for approximately 38% and 33% of total revenues in the fiscal years ended January 31, 2008 and 2007, respectively. Customers in the U.S. and United Kingdom each accounted for more than 10% and collectively accounted for 80% and 87% of total revenue in the fiscal year ended January 31, 2008 and 2007, respectively. Revenues from European customers amounted to $40.8 million and $39.7 million in the fiscal years ended January 31, 2008 and 2007, respectively. We expect that international products and services revenues will remain a significant portion of our business in the future. Since substantially all our product sales are made in United States dollars (USD), we have not experienced, nor do we expect to experience in the near term, any material impact from fluctuations in foreign currency exchange rates on our results of operations. ODG has designated the Great Britain Pound (GBP) as its functional currency, with their service sales, primarily payable in GBP, providing a natural hedge for payments in local currency. Thus, we do not expect to experience, nor have we experienced any material impact on our results from fluctuations in foreign currency transactions from ODG operations. However, since the ODG operation is translated to USD for reporting purposes, translation gains and losses, as a result of foreign currency rate fluctuations, are recorded in the equity section of our balance sheet. We continue to expect exposure in fluctuations in the USD/GBP exchange rate in the equity section of our balance sheet in the future.

Product Revenues. Our product revenues consist of sales of hardware, software and systems from our Broadband and Broadcast segments. Our total product revenues increased 11% to $105.8 million in the fiscal year ended January 31, 2008 from $95.0 million in the fiscal year ended January 31, 2007.

Revenues from the Broadband segment, which accounted for 86% of product revenues in the fiscal year ended January 31, 2008 and 89% of product revenues in the fiscal year ended January 31, 2007, increased to $91.1 million in fiscal 2008 from $84.9 million in fiscal 2007. Advertising product revenues increased 44% to $15.1 million in the fiscal year ended January 31, 2008 as compared to $10.5 million in the fiscal year ended January 31, 2007. The year over year increase in advertising product revenues was driven primarily by the increased high definition advertising insertion requirements for North American-based cable, telephone and satellite customers. Video-on-demand product revenues increased to $76.0 million in the fiscal year ended January 31, 2008 as compared to $74.4 million in the fiscal year ended January 31, 2007. The increase in video-on-demand product revenues was derived primarily from increased software development revenue in connection with the VOD Purchase Agreement with Comcast and increased software development revenue derived from the middleware contract with Virgin Media offset by lower VOD software license revenue.

Our Broadcast product revenues increased by 45% to $14.6 million in the fiscal year ended January 31, 2008 compared to $10.1 million in the fiscal year ended January 31, 2007. The year over year increase in revenues related primarily to significant orders from U.S, and European customers.

Services Revenues. Our services revenues consist of fees for installation, training, project management, product maintenance and technical support, software development, and movie content services. Our services revenues increased 12% to $74.1 million in the fiscal year ended January 31, 2008 from $66.3 million in the fiscal year ended January 31, 2007. The growth of Services revenue is due to an increase of ODG’s media content services of $4.8 million or 37% year over year primarily from increased content processing revenue from Virgin Media along with increased professional services revenue from new customers in Europe and Latin America. In addition, $5.0 million is attributable to an increase in VOD maintenance revenue related to increased system deployments compared to the previous year.

Product Gross Profit. Costs of product revenues consist primarily of the cost of purchased material components and subassemblies, labor and overhead costs relating to the final assembly and testing of complete systems, and related expenses and labor and overhead costs related to software development contracts. Costs of product revenues increased to $52.5 million compared to $48.3 million in the fiscal year ended January 31, 2007 resulting in product gross profit of 50% of related revenues in fiscal year 2008 compared to 49% in fiscal 2007. The increase in product gross profit percentages between years is due mainly to a significant increase in Broadcast product gross profit percentage due to increased revenue and a favorable customer mix partially offset by significant expenses incurred in the second quarter of fiscal 2008 related to impaired assets and headcount reductions.

Services Gross Profit. Cost of services revenues consist primarily of labor, materials and overhead relating to the installation, training, product maintenance and technical support, software development, project management and costs associated with providing media services. Costs of services revenues increased from

$37.2 million in the fiscal year ended January 31, 2007 to $46.5 million in the fiscal year ended January 31, 2008. The decrease in service gross profit percentage to 37% from 44% was primarily due to headcount-related costs to service our increased installed base of systems, our anticipation of increased revenue outside the U.S and additional costs at ODG as it expanded its operations beyond the U.K.

Research and Development. Research and development expenses consist primarily of the compensation of development personnel, depreciation of development and test equipment and an allocation of related facilities expenses. Research and development expenses increased from $40.9 million, or 25% of total revenues, in the fiscal year ended January 31, 2007 to $42.7 million, or 24% of total revenues, in the fiscal year ended January 31, 2008. The increase is primarily due to an increase in salaries and benefits of $3.5 million which includes employee severance expenses of $763,000 related to headcount reductions occurring in the second quarter of fiscal year ended January 31, 2008, higher performance based compensation, and lower absorption of engineering expenses for customer software development. The increase was offset by decreases in research and development materials cost of $827,000, a decrease in sabbatical expense of $400,000, and contract labor of $440,000. We expect that research and development expenses will continue to increase in the fiscal year ended January 31, 2009 as we continue our development of our new products and enhancements.

Selling and Marketing. Selling and marketing expenses consist primarily of compensation expenses, including sales commissions, travel expenses and certain promotional expenses. Selling and marketing expenses increased 3.1% from $22.4 million or 14% of total revenues in the fiscal year ended January 31, 2007 to $23.1 million, or 13% of total revenues, in the fiscal year ended January 31, 2008. Selling and marketing expenses as a percentage of revenues are relatively flat year over year. This increase in total expenses is primarily due to $940,000 in increased salaries and benefits attributable to the hiring of additional sales and marketing employees, increased commissions of approximately $1.0 million due to higher revenues offset by lower distributor commissions of $400,000 and lower tradeshow expenses of $450,000. We expect selling and marketing expenses to increase in fiscal 2009 as we continue to expand our product offerings and increase our selling presence in overseas markets.

General and Administrative. General and administrative expenses consist primarily of the compensation of executive, finance, human resource and administrative personnel, legal and accounting services and an allocation of related facilities expenses. In the fiscal year ended January 31, 2008, general and administrative expenses of $20.3 million, or 11% of total revenues, increased from $19.2 million, or 12% of total revenues, in the fiscal year ended January 31, 2007. General and administrative expenses as a percentage of revenues are relatively flat year over year. General and administrative expenses increased due primarily to increased headcount related expenses of $1.8 million and $1.0 million of performance-based compensation offset by lower general and administrative expenses at ODG.

Amortization of Intangibles. Amortization expense consists of the amortization of acquired intangible assets which are operating expenses and not considered costs of revenues. Amortization of intangible assets was $3.0 million in the fiscal year ended January 31, 2008 and $5.7 million in the fiscal year ended January 31, 2007. Amortization is based on the future economic value of the related intangible assets which is generally higher in earlier years of the assets’ lives. The sale of the Company’s equity investment in FilmFlex and the related intangible assets also contributed to the decrease in amortization expense from the year ended January 31, 2008 compared to the year ended January 31, 2007. The table below classifies the amortization expense by its source category, sales and marketing or general and administrative expense.

	For the year ended January 31, 2008	For the year ended January 31, 2007
	(in thousands)
Sales and marketing expense	$2,842	$5,446
General and administrative expense	110	218

Amortization expense	$2,952	$5,664

An additional $490,000 and $643,000 of amortization expense related to acquired technology was charged to cost of sales for the years ended January 31, 2008 and 2007, respectively.

Interest Income and Interest Expense. Interest income was $2.0 million in the fiscal year ended January 31, 2008 and $1.5 million in the fiscal year ended January 31, 2007. The increase in interest income in comparison to the year ended January 31, 2007 is primarily due to higher prevailing interest rates on our marketable securities invested and the increase of our cash and marketable securities as a result of the sale of the Company’s equity investment in FilmFlex during the year ended January 31, 2008. Interest expense was $54,000 for the fiscal year ended January 31, 2008 as compared to $96,000 for the fiscal year ended January 31, 2007.

Impairment on Investment in Affiliate. Impairment on investment in affiliate was $150,000 in the fiscal year ended January 31, 2007 due to the impairment of a small investment in an affiliate company.

Equity Income in Earnings of Affiliates. Equity income in earnings of affiliates was $1.1 million in the fiscal year ended January 31, 2008 compared with $1.3 million in the fiscal year-ended January 31, 2007. The equity income in earnings of affiliates consists of our proportionate ownership share of the net income (loss) under the equity method of accounting. For fiscal 2008 (until December 2007, when we sold our equity investment), the equity income in earnings of affiliates consisted of our proportionate ownership share of the earnings of FilmFlex and equity losses recognized from On Demand Deutschland GmbH & Co. KG, the German joint venture formed in February 2007 with Tele-Munchen Fernseh GmbH & Co. Produktionsgesellschaft.

Income Tax (Provision)/Benefit. Our effective tax rate and income tax provision was 55% or $2.2 million and compared to income tax benefit of 15% or $1.6 million for the fiscal year ended January 31, 2007. For the fiscal year 2008, the income tax provision was primarily attributable to the taxable gains recorded in the first quarter of fiscal 2008 for ODG’s transfer of assets to and the reimbursement of previously paid costs from On Demand Deutschland GmbH & Co. KG and to the sale of our equity investment in FilmFlex.

At January 31, 2008 and January 31, 2007, we provided a valuation allowance for the full amount of net deferred tax assets recorded in the United States due to the uncertainty of realization of those assets as a result of the current fiscal year’s pre-tax losses and uncertainties related to our ability to generate pre-tax income for fiscal 2009 and thereafter. In addition, SeaChange maintains a valuation allowance for the full amount of certain foreign tax assets. We will continue to assess the need for the valuation allowance at each balance sheet date based on all available evidence. If we determine that we can generate sufficient future pre-tax income, some portion or all of the valuation allowance would be reversed and a corresponding increase in net income would be recognized.

Fiscal Year Ended January 31, 2007 Compared to the Fiscal Year Ended January 31, 2006

The following table sets forth summarized consolidated financial information for each of the two fiscal years ended January 31, 2007 and 2006.

	Year ended January 31,
	2007	2006
	(in thousands)
Broadband revenues:
Video-on-demand revenues	$74,447	$49,117
Advertising revenues	10,458	15,248

Total Broadband revenues	84,905	64,365
Broadcast revenues:	10,095	9,151

Total Product Revenues	95,000	73,516
Total Service Revenue	66,334	52,748

Total Revenue	161,334	126,264
Product Cost of Revenues	48,334	45,555
Services Cost of Revenues	37,189	28,315

Total Cost of Revenues	85,523	73,870
Product Gross Profit	46,666	27,961
Services Gross Profit	29,145	24,433

Total Gross Profit	75,811	52,394
Operating expenses:
Research and Development	40,917	34,475
Selling and Marketing	22,383	18,681
General and Administrative	19,193	14,254
Amortization of Intangibles	5,664	2,201

Total Operating Expenses	88,157	69,611
Income (loss) from operations	(12,346)	(17,217)
Interest income, net	1,355	2,038
Impairment on investment in affiliate	(150)	—

Income (loss) before income taxes and equity income in earnings of affiliates	(11,141)	(15,179)
Income tax (provision) benefit	1,632	2,941
Equity income in earnings of affiliates, net of tax	1,272	39

Net income (loss)	$(8,237)	$(12,199)

For the fiscal year ended January 31, 2007, two customers each accounted for more than 10% and collectively, accounted for 53% of our total revenues, and one customer accounted for more than 25% of our total revenues for the year ended January 31, 2006. Revenues from these customers were primarily in the Broadband segment.

International products and services revenues accounted for approximately 33% and 40% of total revenues in the fiscal years ended January 31, 2007 and 2006, respectively. Customers in the U.S. and United Kingdom each accounted for more than 10% and collectively accounted for 87% and 81% of total revenue in fiscal 2007 and fiscal 2006, respectively. Revenues from European customers increased to $39.7 million from $32.9 million in the fiscal years ended January 31, 2007 and January 31, 2006, respectively. The increase in European revenues was primarily attributable to U.K. customers that generated $32.9 million in revenues in the fiscal year ended January 31, 2007. The increase in revenues from the United Kingdom is primarily due to the media services provided by ODG for the full fiscal year 2007 in comparison to four months from the acquisition date in fiscal

2006. In addition, the middleware software development revenues included a full year in fiscal 2007 from the contracts acquired from Liberate Technologies in comparison to six months from the acquisition date in fiscal 2006. Since substantially our entire product sales were made in United States dollars (USD), we did not experience any material impact from fluctuations in foreign currency exchange rates on our results of operations. With the acquisition of ODG, which has designated the Great Britain Pound (GBP) as its functional currency, with their service sales primarily payable in GBP, has provided a natural hedge for payments in local currency. However, since the ODG operation is translated to USD for reporting purposes, translation gains and losses, as a result of foreign currency rate fluctuations, are recorded in the equity section of our balance sheet.

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

Services Revenues. Our services revenues consist of fees for installation, training, project management, product maintenance and technical support, software development, and media services. Our services revenues increased 26% to $66.3 million in the year ended January 31, 2007 from $52.7 million in the year ended January 31, 2006. The growth in Services revenue is primarily attributable to a full year of ODG’s media services, or $12.9 million, recognized in fiscal 2007 in comparison to only four months, or $4.2 million, recognized in fiscal 2006 from the date of SeaChange’s acquisition of ODG in September 2005. In addition, $4.0 million of the increase in Services revenues between years is attributable to the increase in video-on-demand product maintenance contracts and other technical support services from a growing installed base of VOD systems.

Product Gross Profit. Costs of product revenues consist primarily of the cost of purchased material components and subassemblies, labor and overhead costs relating to the final assembly and testing of complete systems, and related expenses and labor and overhead costs related to software development contracts. Costs of product revenues increased to $48.3 million, or 51% of the related product revenues in the fiscal year ended January 31, 2007 as compared to $45.6 million or 62% of related product revenues, in the fiscal year ended January 31, 2006. In fiscal 2007, the increase in the costs of product revenues primarily reflects the increased revenues. Costs of product revenues as a percentage of revenues decreased due to the increased revenues from higher margin software development contracts. Product gross profit for the Broadband segment increased to 54% of related revenues in fiscal 2007 from 43% of related revenues in fiscal 2006. The increase in Broadband gross profit percentage is primarily due to increased revenues from higher margin software development contracts. Product gross profit for the Broadcast segment was up from 2% of related product revenues in fiscal 2006 to 9% of related product revenues in fiscal 2007.

Services Gross Profit. Cost of services revenues consist primarily of labor, materials and overhead relating to the installation, training, product maintenance and technical support, software development, project management and costs associated with providing media services. Costs of services revenues increased 31% from $28.3 million or 54% of services revenues in the year ended January 31, 2006 to $37.2 million or 56% of services revenues in the year ended January 31, 2007, primarily due to a full year of ODG costs of services in fiscal year 2007 as compared with four months in fiscal year 2006.

Research and Development. Research and development expenses consist primarily of the compensation of development personnel, depreciation of development and test equipment and an allocation of related facilities expenses. Research and development expenses increased from $34.5 million, or 27% of total revenues, in the fiscal year ended January 31, 2006 to $40.9 million, or 25% of total revenues, in the fiscal year ended January 31, 2007 primarily due to $3.4 million in increased salaries and benefits attributable to the hiring of additional development engineers primarily to support middleware products and stock compensation expense of $1.5 million due to the adoption of SFAS 123R.

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
	(in thousands)
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

Equity Income in Earnings of Affiliates. Equity income in earnings of affiliates was $1.3 million in the fiscal year ended January 31, 2007 compared with $39,000 in the fiscal year-ended January 31, 2006. The equity income in earnings of affiliates consists of our proportionate ownership share of the net income (loss) under the equity method of accounting. For fiscal 2007, the equity income in earnings of affiliates consisted of our proportionate ownership share of the earnings of FilmFlex. For fiscal 2006, the equity income in earnings of affiliates consisted of our proportionate ownership share of the earnings of ODG until we purchased the remainder of the company in September 2005. As part of the ODG acquisition, we increased our ownership interest to 33.3% in FilmFlex for which we recorded our proportionate ownership share of its net income or loss from the acquisition date. The year over year increase in earnings from our investment in FilmFlex was $1.5 million offset by the loss of approximately $200,000 from ODG in fiscal 2006 prior to our acquisition of the remaining interest in ODG.

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

Liquidity and Capital Resources

Historically, we have financed our operations and capital expenditures primarily with the proceeds from sales of our common stock and cash flows generated from operations. During fiscal 2008, cash and cash equivalents increased by $32.2 million from $31.2 million at January 31, 2007 to $63.4 million at January 31, 2008, largely due to cash provided by certain operating and financing activities and the sale of FilmFlex. Working capital increased to $86.2 million at January 31, 2008 from $57.8 million at January 31, 2007. We believe that existing funds combined with available borrowings under our revolving line of credit and cash provided by future operating activities are adequate to satisfy our working capital, potential acquisitions and capital expenditure requirements and other contractual obligations for the foreseeable future, including at least the next 24 months.

Net cash provided by operating activities was $16.1 million for the fiscal year ended January 31, 2008 compared to $488,000 for the fiscal year ended January 31, 2007. The net cash provided by operating activities for the fiscal year ended January 31, 2008 was the result of the net income of $2.9 million, adjusted for non-cash expenses of $23.6 million which included depreciation and amortization, impairment of capitalized software, inventory and accounts receivable allowance and reserves, deferred taxes and stock-based based compensation offset by the gain on the sale of the Company’s equity investment in FilmFlex of $10.0 million and equity income in affiliates of $1.1 million. In addition to the non-cash expense items, the other significant changes in operating assets and liabilities that provided cash from operations were a decrease in inventories of $3.0 million and an increase in accrued expenses of $2.1 million offset by a decrease of deferred revenues of $2.7 million and an increase of unbilled receivables of $1.8 million.

The net cash provided by operating activities in the fiscal year ended January 31, 2007 was the result of a net loss of $8.2 million and the $8.0 million cash payment made to C-Cor Incorporated (as successor to nCube Corp.) in settlement of the now resolved patent infringement litigation, which was offset by the non-cash depreciation and amortization of intangible assets of $14.5 million, stock compensation expense of $3.5 million and the changes in certain operating assets and liabilities. Significant changes in operating assets and liabilities that provided cash an increase in deferred revenues of $1.6 million. The significant changes in assets and liabilities that used cash from operations included an increase in inventories of $4.7 million, primarily due to inventory acquired and subsequently reclassified to fixed assets for use as research and development equipment. The share-based compensation of $3.5 million in fiscal 2007 increased from $43,000 in fiscal 2006 and $0.0 million in fiscal 2005 due to the adoption of SFAS 123R beginning February 1, 2006.

It is typical for us to experience fluctuations in our monthly operating results primarily due to the timing of receiving customer orders and the related shipment of these customer orders. As a result of these monthly fluctuations, we may experience significant increases or decreases in our inventories as a result of the timing of the procurement of components for anticipated orders for both our product segments and increases or decreases in our accounts receivable balances and customer deposits as a result of the timing of receiving customer orders during the period and of customer payments. We expect that the video-on-demand products within the Broadband segment will continue to require a significant amount of cash to fund future product development and additional capital expenditures for engineering equipment, quality systems and customer services test systems to meet revenue levels.

Net cash provided by investing activities of $13.7 million for the fiscal year ended January 31, 2008, and was primarily due to the proceeds from the sale of our equity investment in FilmFlex of $18.2 million offset by purchases of property and equipment of $5.8 million.

Net cash provided by investing activities of $5.8 million for the fiscal year ended January 31, 2007 consisted primarily of $15.4 million of net proceeds from the sale of marketable securities partially offset by capital expenditures of $7.0 million and the $3.0 million contingent consideration cash payment made to the former shareholders of ODG.

Net cash provided by financing activities was $2.7 million and $2.9 million for the fiscal year ended January 31, 2008 and 2007, respectively, primarily due to the issuance of common stock for the exercise of employee stock options and cash received from the employee stock purchase plan.

Debt Instruments and Related Covenants

On August 17, 2007, Citizens Bank (a subsidiary of the Royal Bank of Scotland Group plc) extended our $15.0 million revolving line of credit from August 31, 2007 through October 31, 2008. Loans made under this revolving line of credit bear interest at a rate per annum equal to the bank’s prime rate. Borrowings under this line of credit are collateralized by substantially all of our assets. The loan agreement requires that we provide Citizens Bank with certain periodic financial reports and comply with certain financial ratios including a minimum level of earnings before interest, taxes and depreciation and amortization on a trailing twelve month basis, when amounts are outstanding under the loan agreement. As of January 31, 2008, we were in compliance with the financial covenants and there were no amounts outstanding under the revolving line of credit.

Off-Balance Sheet Arrangements

We do not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. As such, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Contractual Obligations

The following table reflects our current and contingent contractual obligations to make potential future payments as of January 31, 2008 (in thousands):

	Payment due by period
	Total	Less than one year	One to three years	Three to five years	More than Five years
	(in thousands)
Purchase obligations	$6,577	$6,524	$53	$—	$—
Non-cancelable lease obligations	4,513	3,088	1,281	144	—

Total	$11,090	$9,612	$1,334	$144	$—

The purchase obligations include open, non-cancelable purchase commitments from our suppliers.

The Company has excluded from the table above uncertain tax liabilities as defined in FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48) due to the uncertainty of the amount and period of payment. As of January 31, 2008, the Company has gross unrecognized tax benefits of $5.2 million.

The Company has a 50% equity investment with On Demand Deutschland GmbH & Co. KG. The shareholder’s agreement with On Demand Deutschland GmbH & Co. KG requires ODG to provide cash contributions up to $4.2 million (USD equivalent) upon the request of the joint venture’s management and approval by the shareholders of the joint venture. As of January 31, 2008, the Company has not contributed any additional cash to the joint venture.

Effects of Inflation

Our management believes that financial results have not been significantly impacted by inflation and price changes.

New Accounting Pronouncements

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurement (“SFAS 157”). SFAS clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. Under SFAS, fair value measurements would be separately disclosed by level within the fair value hierarchy. The provisions of SFAS 157, as issued, are effective for the fiscal years beginning after November 15, 2007. However, in February 2008, the FASB issued FASB Staff Position No. 157-2, Effective Date of FASB Statement No. 157 (“FSP 157-2”) that amended SFAS 157 to delay the effective date for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (that is, at least annually). FSP 157-2 defers the effective date of SFAS 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope. The Company adopted the required provisions of SFAS as of February 1, 2008. The Company does not expect the adoption of SFAS 157 to have a material impact on its consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. Although the Company adopted SFAS 159 as of February 1, 2008, the Company has not yet elected the fair value option for any items permitted under SFAS 159.

In December 2007, the FASB issued SFAS No. 141 (R) Business Combinations (“SFAS 141R”). SFAS 141R establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. SFAS 141R also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The guidance will become effective as of the beginning of the Company’s fiscal year beginning after December 15, 2008. SFAS No. 141R is effective for the Company beginning February 1, 2009. SFAS 141R will have an impact on accounting for business combinations once adopted but the effect is dependant upon acquisitions at that time.

In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 160 Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51 (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. The guidance will become effective as of the beginning of the Company’s fiscal year beginning after December 15, 2008. SFAS 160 is effective for the Company beginning February 1, 2009. The Company does not expect the adoption of SFAS 160 to have a material impact on its consolidated financials statements.

In June 2007, the FASB ratified the consensus in EITF Issue No. 07-3 Accounting for Nonrefundable Payments for Goods and Services to be Used in Future Research and Development Activities (EITF 07-04), requiring that nonrefundable advance payments for future research and development activities be deferred and capitalized. Such amounts should be expenses as the related goods are delivered or the related services performed. The statement is effective for fiscal years beginning after December 15, 2007. Management anticipates that the adoption of EITF Issue No. 07-3 will not have a material impact on the Company’s financial statements.

In June 2007, the FASB ratified Issue No. 06-11 Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards (EITF 06-11), which requires entities to record tax benefits on dividends or dividend equivalents that are charged to retained earnings for certain share-based awards to additional paid-in capital. In a share-based payment arrangement, employees may receive dividends or dividend equivalents on awards of nonvested equity shares, nonvested equity share units during the vesting period, and share options until the exercise date. Generally, the payment of such dividends can be treated as deductible compensation for tax purposes. The amount of tax benefits recognized in additional paid-in capital should be included in the pool of excess tax benefits available to absorb tax deficiencies on share-based payment awards. EITF 06-11 is effective for fiscal years beginning after December 15, 2007, and interim periods within those years. Management anticipates that the adoption of EITF Issue No. 06-11 will not have a material impact on the Company’s financial statements.

Impact of Recently Adopted Accounting Pronouncements

Effective February 1, 2007, the Company adopted the provisions of the FASB Emerging Issues Task Force (“EITF”) No. 06-2, Accounting for Sabbatical Leave and Other Similar Benefits Pursuant to FASB Statement No. 43 (“EITF 06-2”) included in SeaChange’s Form 10-Q/A filed on October 22, 2007 for the quarter ended April 30, 2007. Prior to the issuance of EITF 06-2 the Company accrued for its obligation under its sabbatical program when an employee had achieved the requisite service time. EITF 06-2 requires companies to accrue the cost of such compensated absences over the requisite service period. The Task Force allows the use of one of two specified methodologies for adopting the change in accounting principle: i) a cumulative-effect adjustment to retained earnings at the beginning of the year of adoption; or ii) retrospective application to all prior periods.

The Company elected to use the cumulative-effect adjustment to the beginning balance of retained earnings resulting in an additional liability of $769,000 and a corresponding increase in the accumulated deficit of $769,000. The impact of this adoption and related restatement in Form 10-Q/A filed on October 22, 2007 for the quarter ended April 30, 2007 does not include any net tax effects as the Company’s deferred tax assets are fully reserved against due to the uncertainties related to the Company’s ability to generate sufficient pre-tax income in future years (see Note 10 to our accompanying Consolidated Financial Statements). Under this transition method, periods prior to February 1, 2007 have not been restated. Accrued expenses and other long-term liabilities for the first three quarters of fiscal 2008 include vested and unvested accrued sabbatical expense for all employees who are eligible for sabbatical leave.

During November 2007, the Company reviewed its employee benefit programs, including the sabbatical leave benefit, and effectively replaced the sabbatical leave benefit with a new expanded vacation policy for United States benefit eligible employees. Employees eligible for sabbatical leave prior to November 16, 2007 (“grandfathered”) are required to use the balance of their available time by July 31, 2009. In the fourth quarter of fiscal 2008, the Company has prospectively applied the changes of its sabbatical leave benefit for those employees that have unvested sabbatical balances accumulating under EITF 06-2. This prospective change resulted in a $729,000 reduction in accrued expenses and other long-term liabilities and a corresponding decrease to related operating expenses and cost of revenues.

In June 2006, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 06-03, How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross Versus Net Presentation) (“EITF 06-03”). EITF 06-03 provides that the presentation of taxes assessed by a governmental authority that are directly imposed on revenue-producing transactions (e.g. sales, use, value added and excise taxes) between a seller and a customer on either a gross basis (included in revenues and costs) or on a net basis (excluded from revenues) is an accounting policy decision that should be disclosed. In addition, for any such taxes that are reported on a gross basis, the amounts of those taxes should be disclosed in interim and annual financial statements for each period for which an income statement is presented if those amounts are significant. EITF 06-3 is effective for interim and annual periods beginning after December 15, 2006. The adoption of EITF 06-3 did not change our policy of presenting taxes within the scope of EITF 06-3 on a net basis and had no impact on our consolidated financial statements.

In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48). FIN 48 supersedes SFAS No. 5, “Accounting for Contingencies,” as it relates to income tax liabilities and lowers the minimum threshold a tax position is required to meet before being recognized in the financial statements from “probable” to “more likely than not” (i.e., a likelihood of occurrence greater than fifty percent). Under FIN 48, the recognition threshold is met when an entity concludes that a tax position, based solely on its technical merits, is more likely than not to be sustained upon examination by the relevant taxing authority. Those tax positions failing to qualify for initial recognition are recognized in the first interim period in which they meet the more likely than not standard, or are resolved through negotiation or litigation with the taxing authority, or upon expiration of the statute of limitations. Derecognition of a tax position that was previously recognized occurs when an entity subsequently determines that a tax position no longer meets the more likely than not threshold of being sustained. FIN 48 was adopted by the Company on February 1, 2007 (See Note 10).

On January 1, 2008, the Securities and Exchange Commission (“staff”) issued Staff Accounting Bulletin (“SAB”) No. 110 and an amendment to SAB No. 107 which provided expressed views on the use of a “simplified” method, in developing an estimate of expected term of “plain vanilla” share options in accordance with SFAS no. 123 (revised 2004), Share-Based Payment. Per SAB No. 107, the Company elected to use the simplified method until it could develop more detailed information about employee exercise behavior. The staff stated in SAB No. 107 that it would not expect a company to use the simplified method for share option grants after December 31, 2007. The release of SAB No. 110 outlines examples of situations in which the staff believes that it may be appropriate to continue the use of the simplified method beyond December 31, 2007. The Company has determined that SeaChange meets one of the three examples outlined in SAB No. 110 under the provision that the Company has significantly changed the types of employees that receive share option grants. As a result, the Company does not have enough historical exercise data to provide a reasonable basis upon which to estimate expected returns and will continue with the simplified method until it has enough historical information to refine the expected term.

ITEM 7A.	Quantitative and Qualitative Disclosures about Market Risk

We face exposure to financial market risks, including adverse movements in foreign currency exchange rates and changes in interest rates. These exposures may change over time as business practices evolve and could have a material adverse impact on our financial results. Our primary exposure has historically been associated with product sales arrangements denominated in the local currency where the functional currency of the foreign subsidiary is the U.S. dollar (as most of our revenues are in U.S. dollars) and operating expenses in Europe and Asia. Since substantially all our product sales are made in United States dollars (USD), we have not experienced, nor do we expect to experience in the near term, any material impact from fluctuations in foreign currency exchange rates on our results of operations. ODG has designated the Great Britain Pound (GBP) as its functional currency, with their service sales, primarily payable in GBP, providing a natural hedge for payments in local currency. Thus, we do not expect to experience, nor have we experienced any material impact on our results from fluctuations in foreign currency transactions from ODG operations. However, since the ODG operation is translated to USD for reporting purposes, translation gains and losses, as a result of foreign currency rate fluctuations, are recorded in the equity section of our balance sheet. We continue to expect exposure in fluctuations in the USD/GBP exchange rate in the equity section of our balance sheet in the future.

The carrying amounts reflected in the consolidated balance sheet of cash and cash equivalents, short-term marketable securities, trade receivables and trade payables approximate fair value at January 31, 2008 due to the short maturities of these instruments. We maintain investment portfolio holdings of various issuers, types, and maturities. Our cash and marketable securities include cash equivalents, which we consider to be investments purchased with original maturities of three months or less. Given the short maturities and investment grade quality of the portfolio holdings at January 31, 2008, a sharp rise in interest rates should not have a material adverse impact on the fair value of our investment portfolio. Additionally, our long term marketable investments, have fixed interest rates, and therefore are not subject to any interest rate exposure.

ITEM 8.	Financial Statements and Supplementary Data

See the consolidated financial statements fields as part of this Annual Report on Form 10-K as listed under Item 15 below.

ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A.	Controls and Procedures

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

Our management assessed the effectiveness of our internal control over financial reporting as of January 31, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on our assessment, management concluded that, as of January 31, 2008, our internal control over financial reporting was effective based on those criteria.

The effectiveness of our internal control over financial reporting as of January 31, 2008 has been audited by Grant Thornton LLP, our independent registered public accounting firm, as stated in their report which is included under Item 9A(D) of this Annual Report.

(C)	Changes in Internal Control over Financial Reporting

As a result of the evaluation completed by management, and in which Messrs. Styslinger and Bisson participated, we have concluded that there were no changes during the fiscal quarter ended January 31, 2008 in our internal control over financial reporting, which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

(D)	Audit Report of the Registered Public Accounting Firm

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of SeaChange International, Inc.

We have audited SeaChange International, Inc.’s (a Delaware Corporation) internal control over financial reporting as of January 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). SeaChange International Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on SeaChange International, Inc.’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, SeaChange International, Inc. maintained, in all material respects, effective internal control over financial reporting as of January 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of SeaChange International, Inc. as of January 31, 2008 and 2007, and the related consolidated statement of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the two years in the period ended January 31, 2008 and our report dated April 14, 2008 expressed an unqualified opinion.

/s/ GRANT THORNTON LLP

Boston, Massachusetts

April 14, 2008

ITEM 9B.	Other Information

None.

PART III

ITEM 10.	Directors, Executive Officers and Corporate Governance

Information concerning the directors of SeaChange is hereby incorporated by reference from the information contained under the heading “Election of Directors” in SeaChange’s definitive proxy statement related to SeaChange’s Annual Meeting of Stockholders to be held on or about July 16, 2008 which will be filed with the Commission within 120 days after the close of the fiscal year (the “Definitive Proxy Statement”).

Certain information concerning directors and executive officers of SeaChange is hereby incorporated by reference to the information contained under the headings “Information Concerning Executive Officers”, and “Section 16(a) Beneficial Ownership Reporting Compliance”, “Availability of Corporate Governance Documents” and “Audit Committee” in our Definitive Proxy Statement.

ITEM 11.	Executive Compensation

Information concerning executive compensation is hereby incorporated by reference to the information contained under the headings “Compensation Discussion and Analysis” and “Compensation of Directors“ in the Definitive Proxy Statement.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information concerning security ownership of certain beneficial owners and management is hereby incorporated by reference to the information contained under the headings “Securities Ownership of Certain Beneficial Owners and Management” and “Compensation Discussion and Analysis” in the Definitive Proxy Statement.

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

(a)(1) INDEX TO THE CONSOLIDATED FINANCIAL STATEMENTS

The following Consolidated Financial Statements of the Registrant are filed as part of this Annual Report on Form 10-K:

(a)(2) INDEX TO FINANCIAL STATEMENT SCHEDULE

The following Financial Statement Schedule of the Registrant is filed as part of this report:

Page
Schedule II—Valuation and Qualifying Accounts and Reserves	97

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

(c) FINANCIAL STATEMENT SCHEDULES

The Company hereby files as part of this Form 10-K the consolidated financial statements schedule listed in Item 15 (a)(2) above, which is attached hereto.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, SeaChange International, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 14, 2008

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

Signature	Title(s)	Date

/s/ WILLIAM C. STYSLINGER, III William C. Styslinger, III	President, Chief Executive Officer, Chairman of the Board and Director (Principal Executive Officer)	April 14, 2008

/s/ KEVIN M. BISSON Kevin M. Bisson	Chief Financial Officer, Senior Vice President, Finance and Administration, Treasurer and Secretary (Principal Financial and Accounting Officer)	April 14, 2008

/s/ MARTIN R. HOFFMANN Martin R. Hoffmann	Director	April 14, 2008

/s/ CARMINE VONA Carmine Vona	Director	April 14, 2008

/s/ THOMAS F. OLSON Thomas F. Olson	Director	April 14, 2008

/s/ MARY PALERMO COTTON Mary Palermo Cotton	Director	April 14, 2008

EXHIBIT INDEX

Exhibit No.	Description
2.1	Agreement for the Purchase and Sale of Share Capital of The ON Demand Group Limited, dated as of September 23, 2005, by and among the Company, Anthony Kelly, Andrew Birchall and the other parties set forth on the signature pages thereto (filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K previously filed September 29, 2005 with the Commission (File No. 000-21393) and incorporated herein by reference).

2.2	Variation Agreement, dated as of June 30, 2006, by and among the Company, Anthony Kelly, Andrew Birchall and the others set forth on the signature pages thereto, to that certain Agreement for the Sale and Purchase of Share Capital of On Demand Group Limited (filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K previously filed July 6, 2006 with the Commission (File No. 000-21393) and incorporated herein by reference).

2.3*	Variation Agreement, dated as of December 21, 2007, by and among the Company, Anthony Kelly, Andrew Birchall and the others set forth on the signature pages thereto, to that certain Agreement for the Sale and Purchase of Share Capital of On Demand Group Limited.

2.4*	Variation Agreement, dated as of March 13, 2008, by and among the Company, Anthony Kelly, Andrew Birchall and the others set forth on the signature pages thereto, to that certain Agreement for the Sale and Purchase of Share Capital of On Demand Group Limited.

3.1	Amended and Restated Certificate of Incorporation of the Company (filed as Exhibit 3.3 to the Company’s Registration Statement on Form S-1 previously filed on November 4, 1996 with the Commission (File No. 333-12233) and incorporated herein by reference).

3.2	Certificate of Amendment, filed May 25, 2000 with the Secretary of State in the State of Delaware, to the Amended and Restated Certificate of Incorporation of the Company (filed as Exhibit 4.1 to the Company’s Quarterly Report on 10-Q previously filed on December 15, 2000 with the Commission (Filed No. 000-21393) and incorporated herein by reference).

3.3	Amended and Restated By-laws of the Company (filed as Exhibit 3.5 to the Company’s Registration Statement on Form S-1 previously filed on November 4, 1996 with the Commission (File No. 333-12233) and incorporated herein by reference).

4.1	Specimen certificate representing the Common Stock (filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-1 previously filed on November 4, 1996 with the Commission (File No. 333-12233) and incorporated herein by reference).

4.2	Amended and Restated Certificate of Incorporation of the Company (filed as Exhibit 3.3 to the Company’s Registration Statement on Form S-1 previously filed on November 4, 1996 with the Commission (File No. 333-12233) and incorporated herein by reference).

4.3	Certificate of Amendment, filed May 25, 2000 with the Secretary of State in the State of Delaware, to the Amended and Restated Certificate of Incorporation of the Company (filed as Exhibit 4.2 to the Company’s registration statement on Form S-3 previously filed on December 6, 2000 with the Commission (Filed No. 333-51386) and incorporated herein by reference).

10.1	Amended and Restated 2005 Equity Compensation and Incentive Plan (filed as Appendix A to the Company’s Proxy Statement on Schedule 14A previously filed May 25, 2007 with the Commission (File No. 000-21393) and incorporated herein by reference).

10.2	Form of Restricted Stock Unit Agreement pursuant to the Company’s 2005 Equity Compensation and Incentive Plan (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K previously filed December 14, 2005 with the Commission (File No. 000-21393) and incorporated herein by reference).

Exhibit No.	Description
10.3	Form of Incentive Stock Option Agreement pursuant to the Company’s 2005 Equity Compensation and Incentive Plan (filed as Exhibit 10.3 to the Company’s Annual Report on Form 10-K previously filed on April 17, 2006 with the Commission (File No. 000-21393) and incorporated herein by reference).

10.4	Form of Non-Qualified Stock Option Agreement pursuant to the Company’s 2005 Equity Compensation and Incentive Plan (filed as Exhibit 10.4 to the Company’s Annual Report on
Form 10-K previously filed on April 17, 2006 with the Commission (File No. 000-21393) and incorporated herein by reference).

10.5	Amended and Restated 1995 Stock Option Plan (filed as Annex B to the Company’s Proxy Statement on Form 14a previously filed on May 31, 2001 with the Commission (File No. 000-21393) and incorporated herein by reference).

10.6	Form of Incentive Stock Option Agreement pursuant to SeaChange’s Amended and Restated 1995 Stock Option Plan (filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on October 6, 2004 with the Commission (File No. 000-21393) and incorporated herein by reference).

10.7	Form of Non-Qualified Stock Option Agreement pursuant to SeaChange’s Amended and Restated 1995 Stock Option Plan (filed as Exhibit 99.2 to the Company’s Current Report on Form 8-K filed on October 6, 2004 with the Commission (File No. 000-21393) and incorporated herein by reference).

10.8	Form of Lockup Agreement (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K previously filed February 1, 2006 with the Commission (File No. 000-21393) and incorporated herein by reference).

10.9	1996 Non-Employee Director Stock Option Plan (filed as Exhibit 10.2 to the Company’s Registration Statement on Form S-1 previously filed on November 4, 1996 with the Commission (File No. 333-12233) and incorporated herein by reference).

10.10	Third Amended and Restated 1996 Employee Stock Purchase Plan of the Company (filed as Appendix A to the Company’s Definitive Proxy Statement filed on Schedule 14A previously filed on May 24, 2006 with the Commission (File No. 000-21393) and incorporated herein by reference).

10.11	Loan and Security Agreement, dated as of October 22, 2001, by and between Citizens Bank of Massachusetts and the Company (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q previously filed on December 13, 2001 with the Commission (File No. 000-21393) and incorporated herein by reference).

10.12	Amendment No. 1, dated as of June 14, 2002, by and between the Company and Citizen’s Bank of Massachusetts, to that certain Loan and Security Agreement, dated as of October 22, 2001, by and between the Company and Citizen’s Bank of Massachusetts (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q previously filed on September 13, 2002 with the Commission (File No. 000-21393) and incorporated herein by reference).

10.13	Amendment No. 2, dated as of April 21, 2003, between the Company and Citizen’s Bank of Massachusetts, to that certain Loan and Security Agreement, dated as of October 22, 2001 by and between the Company and Citizen’s Bank of Massachusetts (filed as Exhibit 10.7 to the Company’s Annual Report on Form 10-K previously filed on May 1, 2003 with the Commission (File No. 000-21393) and incorporated herein by reference).

10.14	Amendment No. 3, dated as of December 1, 2003, between the Company and Citizens Bank of Massachusetts, to that certain Loan and Security Agreement, dated as of October 22, 2001 by and between the Company and Citizens Bank of Massachusetts (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on December 15, 2003 with the Commission (File No. 000-21393) and incorporated herein by reference).

Exhibit No.	Description
10.15	Amendment No. 8, dated as of April 14, 2006, between the Company and Citizens Bank of Massachusetts, to that certain Loan and Security Agreement, dated as of October 22, 2001, by and between the Company and Citizens Bank of Massachusetts (filed as Exhibit 10.15 to the Company’s Annual Report on Form 10-K previously filed on April 17, 2006 with the Commission (File No. 000-21393) and incorporated herein by reference).

10.16	Amendment No. 12, dated as of August 17, 2007, between the Company and Citizens Bank of Massachusetts, to that certain Loan and Security Agreement, dated as of October 22, 2001, by and between the Company and Citizens Bank of Massachusetts (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q previously filed on April 17, 2006 with the Commission (File No. 000-21393) and incorporated herein by reference).

10.17	License Agreement dated May 30, 1996 between Summit Software Systems, Inc. and the Company (filed as Exhibit 10.7 to the Company’s Registration Statement on Form S-1 previously filed on November 4, 1996 with the Commission (File No. 333-12233) and incorporated herein by reference).

10.18	Change-in-Control Severance Agreement, dated as of July 30, 2004, by and between the Company and Ira Goldfarb (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on September 9, 2004 with the Commission (File No. 000-21393) and incorporated herein by reference).

10.19	Change-in-Control Severance Agreement, dated as of July 30, 2004, by and between the Company and Bruce Mann (filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on September 9, 2004 with the Commission (File No. 000-21393) and incorporated herein by reference).

10.20	Change-in-Control Severance Agreement, dated as of July 30, 2004, by and between the Company and William C. Styslinger, III (filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed on September 9, 2004 with the Commission (File No. 000-21393) and incorporated herein by reference).

10.21	Change-in-Control Severance Agreement, dated as of March 13, 2006, by and between the Company and Kevin Bisson (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K previously filed March 9, 2006 with the Commission (File No. 000-21393) and incorporated herein by reference).

10.22	Change-In-Control Agreement, dated as of May 31, 2006, by and between the Company and Randy Banton (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K previously filed June 19, 2006 with the Commission (File No. 000-21393) and incorporated herein by reference).

10.23	Change-in-Control Severance Agreement, dated as of December 11, 2006, by and between SeaChange and Yvette Kanouff (filed as Exhibit 10.1 to the Company’s Current Report on
Form 8-K previously filed December 14, 2006 with the Commission (File No. 000-21393) and incorporated herein by reference).

10.24	Change-in-Control Severance Agreement, dated as of December 11, 2006, by and between SeaChange and Steven M. Davi (filed as Exhibit 10.2 to the Company’s Current Report on
Form 8-K previously filed December 14, 2006 with the Commission (File No. 000-21393) and incorporated herein by reference).

10.25	Executive Services Agreement, dated as of September 23, 2005, by and between On Demand Management Limited and Andrew Birchall (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K previously filed September 29, 2005 with the Commission (File No. 000-21393) and incorporated herein by reference).

Exhibit No.	Description
10.26	Executive Services Agreement, dated as of September 23, 2005, by and between On Demand Management Limited and Anthony Kelly (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K previously filed September 29, 2005 with the Commission (File No. 000-21393) and incorporated herein by reference).

10.27	Agreement for the Purchase of Shares in FilmFlex Movies Limited, dated as of December 21, 2007, by and among On Demand Group Limited, FilmFlex Movies Limited, The Walt Disney Company Limited and Columbia Pictures Corporation Limited (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K previously filed December 31, 2007 with the Commission (File No. 000-21393) and incorporated herein by reference).

10.28	Share Purchase Agreement for the Sale and Purchase of 190,000 Ordinary Shares in the Share Capital of FilmFlex Movies Limited, dated as of December 21, 2007, by and between On Demand Group Limited and FilmFlex Movies Limited (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K previously filed December 31, 2007 with the Commission (File No. 000-21393) and incorporated herein by reference).

21.1*	List of Subsidiaries of the Registrant.

23.1*	Consent of Grant Thornton LLP.

23.2*	Consent of PricewaterhouseCoopers LLP.

24.1	Power of Attorney (included on signature page).

31.1*	Certification Pursuant to Rule 13a-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification Pursuant to Rule 13a-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Provided herewith.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

SeaChange International, Inc.

We have audited the accompanying consolidated balance sheets of SeaChange International, Inc. and subsidiaries (a Delaware corporation) (collectively the “Company”) as of January 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the two years in the period ended January 31, 2008. Our audits of the basic financial statements included the financial statement schedule listed in the index appearing under Item 15(a)(2). These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of SeaChange International, Inc. and subsidiaries as of January 31, 2008 and 2007, and the results of their operations and their cash flows for each of the two years in the period ended January 31, 2008, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As discussed in Note 5 to the consolidated financial statements, the Company changed its method of accounting for stock-based payments as of February 1, 2006.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of January 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated April 14, 2008 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ Grant Thornton LLP

Boston, Massachusetts

April 14, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

SeaChange International, Inc.:

In our opinion, the accompanying consolidated statements of operations, of shareholders’ equity and comprehensive income (loss) and of cash flows of SeaChange International, Inc. and its subsidiaries for the year ended January 31, 2006 present fairly, in all material respects, the results of their operations and their cash flows for the year ended January 31, 2006, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule for the year ended January 31, 2006 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit. We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

PricewaterhouseCoopers LLP

Boston, Massachusetts

April 17, 2006, except as to the effect of the matters described in Note 1 to the consolidated financial statements as filed in the Company's Form 10-K/A for the year ended January 31, 2007 not appearing herein, which is as of October 19, 2007

SEACHANGE INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEET

(in thousands, except share data)

	January 31, 2008	January 31, 2007
Assets
Current assets:
Cash and cash equivalents	$63,359	$31,179
Marketable securities	19,266	11,231
Accounts receivable, net of allowance for doubtful accounts of $663 and $466 at January 31, 2008 and 2007, respectively	28,376	28,854
Unbilled receivables	7,367	5,562
Inventories, net	14,315	19,350
Income taxes receivable	44	409
Prepaid expenses and other current assets	2,612	2,990

Total current assets	135,339	99,575
Property and equipment, net	28,066	30,720
Marketable securities	5,272	12,885
Investments in affiliates	12,668	14,312
Intangible assets, net	6,809	13,054
Goodwill	29,471	23,726
Other assets	271	5,024

Total assets	$217,896	$199,296

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$9,636	$10,003
Income taxes payable	1,625	941
Other accrued expenses	17,387	6,623
Customer deposits	1,259	2,016
Deferred revenues	19,103	21,806
Deferred tax liabilities	93	366

Total current liabilities	49,103	41,755
Distribution and losses in excess of investment	1,458	—
Deferred tax liabilities and income taxes payable	1,933	1,121

Total liabilities	52,494	42,876

Commitments and contingencies (Note 12)
Stockholders’ equity:
Convertible preferred stock, $0.01 par value; 5,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.01 par value; 29,904,311 and 29,345,103 shares issued and outstanding at January 31, 2008 and 2007, respectively	299	293
Additional paid-in capital	191,627	184,976
Accumulated deficit	(28,747)	(30,424)
Accumulated other comprehensive income	2,223	1,575

Total stockholders’ equity	165,402	156,420

Total liabilities and stockholders’ equity	$217,896	$199,296

The accompanying notes are an integral part of these consolidated financial statements.

SEACHANGE INTERNATIONAL, INC.

CONSOLIDATED STATEMENT OF OPERATIONS

(in thousands, except per share data)

	Fiscal Year ended January 31,
	2008	2007	2006
Revenues:
Products	$105,769	$95,000	$73,516
Services	74,124	66,334	52,748

	179,893	161,334	126,264

Cost of revenues:
Products	52,464	48,334	45,555
Services	46,465	37,189	28,315

	98,929	85,523	73,870

Gross profit	80,964	75,811	52,394

Operating expenses:
Research and development	42,699	40,917	34,475
Selling and marketing	23,073	22,383	18,681
General and administrative	20,283	19,193	14,254
Amortization of intangibles	2,952	5,664	2,201

	89,007	88,157	69,611

Loss from operations	(8,043)	(12,346)	(17,217)
Interest income	1,981	1,451	2,068
Interest expense	(54)	(96)	(30)
Impairment on investment in affiliate	—	(150)	—
Gain on sale of investment in affiliate	10,031	—	—

Income (loss) before income taxes and equity income in earnings of affiliates	3,915	(11,141)	(15,179)
Income tax (expense) benefit	(2,156)	1,632	2,941
Equity income in earnings of affiliates, net of tax	1,143	1,272	39

Net income (loss)	$2,902	$(8,237)	$(12,199)

Earnings (loss) per share:
Basic	$0.10	$(0.29)	$(0.43)

Diluted	$0.10	$(0.29)	$(0.43)

Weighted average common shares outstanding:
Basic	29,634	28,857	28,303

Diluted	30,000	28,857	28,303

The accompanying notes are an integral part of these consolidated financial statements.

SEACHANGE INTERNATIONAL, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)

(in thousands, except share data)

	Common Stock		Additional paid-in capital	Accumulated deficit	Deferred stock-based compensation	Accumulated other comprehensive income (loss)	Total Stockholders’ Equity	Comprehensive income (loss)
	Number of shares	Par value
Balance at January 31, 2005	28,174,946	$282	$174,455	$(9,496)	$—	$(407)	$164,834
Issuance of common stock pursuant to exercise of stock options	73,012	1	364	—	—	—	365
Issuance of common stock in connection with the employee stock purchase plan	203,972	2	1,376	—	—	—	1,378
Issuance of restricted stock units	—	—	818	—	(818)	—	—
Amortization of unearned compensation on restricted stock units	—	—	—	—	43	—	43
Adjustment for equity method loss incurred during lag period	—	—	—	(492)	—	—	(492)
Change in fair value on marketable securities, net of tax	—	—	—	—	—	(101)	(101)	$(101)
Translation adjustment	—	—	—	—	—	(84)	(84)	(84)
Net loss	—	—	—	(12,199)	—	—	(12,199)	(12,199)

Comprehensive loss								$(12,384)

Balance at January 31, 2006	28,451,930	285	177,013	(22,187)	(775)	(592)	153,744
Issuance of common stock pursuant to exercise of stock options	266,074	2	1,587	—	—	—	1,589
Issuance of common stock in connection with the employee stock purchase plan	250,082	2	1,354	—	—	—	1,356
Issuance of common stock pursuant to vesting of restricted stock units	35,657	—	—	—	—	—	—
Issuance of common stock pursuant to second earnout for ODG acquisition (Note 7)	341,360	4	2,283	—	—	—	2,287
Stock-based compensation expense	—	—	3,514	—	—	—	3,514
Change in fair value on marketable securities, net of tax	—	—	—	—	—	254	254	$254
Translation adjustment	—	—	—	—	—	1,913	1,913	1,913
Net loss	—	—	—	(8,237)	—	—	(8,237)	(8,237)
Reversal of unearned compensation upon adoption of SFAS 123R	—	—	(775)	—	775	—	—

Comprehensive loss								$(6,070)

Balance at January 31, 2007	29,345,103	293	184,976	(30,424)	—	1,575	156,420
Cumulative effect of adjustment based on the adoption of EITF 06-02	—	—	—	(769)	—	—	(769)
Cumulative effect of adjustment based on the adoption of FIN 48	—	—	—	(456)	—	—	(456)

Balance January 31, 2007, as adjusted	29,345,103	293	184,976	(31,649)	—	1,575	155,195
Issuance of common stock pursuant to exercise of stock options	189,623	2	1,120	—	—	—	1,122
Issuance of common stock in connection with the employee stock purchase plan	245,535	3	1,554	—	—	—	1,557
Issuance of common stock pursuant to vesting of restricted stock units	124,050	1	(1)	—	—	—	—
Stock-based compensation expense	—	—	3,978	—	—	—	3,978
Change in fair value on marketable securities, net of tax	—	—	—	—	—	449	449	$449
Translation adjustment	—	—	—	—	—	199	199	199
Net income	—	—	—	2,902	—	—	2,902	2,902

Comprehensive income								$3,550

Balance at January 31, 2008	29,904,311	$299	$191,627	$(28,747)	$—	$2,223	$165,402

The accompanying notes are an integral part of these consolidated financial statements.

SEACHANGE INTERNATIONAL, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

(in thousands)

	Year ended January 31,
	2008	2007	2006
Cash flows from operating activities:
Net income (loss)	$2,902	$(8,237)	$(12,199)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	7,892	7,799	6,642
Amortization of intangibles and capitalized software	4,205	6,655	2,498
Impairment of capitalized software	4,056	—	—
Inventory valuation charge	2,130	1,057	988
Allowance for doubtful accounts receivable	486	403	100
Discounts earned and amortization of premiums on marketable securities	(14)	(1)	260
Equity income in earnings of affiliates	(1,143)	(1,273)	(39)
Gain on sale of investment in affiliate	(10,031)	—	—
Impairment on investment in affiliate	—	150	—
Stock-based compensation	3,978	3,514	43
Deferred income taxes	1,021	(493)	(110)
Changes in operating assets and liabilities:
Accounts receivable	54	1,056	(3,978)
Unbilled receivables	(1,805)	(1,199)	(3,951)
Inventories	2,981	(4,652)	(5,366)
Income taxes receivable	365	2,372	1,304
Prepaid expenses and other assets	182	1,293	(7,232)
Accounts payable	(355)	(67)	(1,769)
Income taxes payable	623	(1,950)	(952)
Accrued expenses	1,903	243	3,105
Accrued litigation reserve	—	(7,986)	305
Customer deposits	(757)	(154)	2,005
Deferred revenues	(2,705)	1,623	(1,680)
Other	104	335	—

Net cash provided by (used in) operating activities	16,072	488	(20,026)

Cash flows from investing activities:
Purchases of property and equipment	(5,768)	(7,079)	(13,424)
Proceeds from sale of property and equipment	468	—	—
Purchases of marketable securities	(32,109)	(32,267)	(24,786)
Proceeds from sale and maturity of marketable securities	32,150	47,692	25,488
Acquisition of businesses and payment of contingent consideration	(154)	(3,045)	(31,260)
Capital distribution from investment in affiliate	880	—	—
Proceeds from sale of investment in affiliate	18,187	—	—
Release of restricted cash	—	500	500
Investments in affiliates	—	—	(10,743)
Repayment of loan from affiliate	—	—	750

Net cash provided by (used in) investing activities	13,654	5,801	(53,475)

Cash flows from financing activities:
Repayments of obligations under capital lease	—	—	(209)

Proceeds from issuance of common stock	2,679	2,947	1,743

Net cash provided by financing activities	2,679	2,947	1,534

Effect of exchange rates on cash	(225)	349	—

Net increase (decrease) in cash and cash equivalents	32,180	9,585	(71,967)
Cash and cash equivalents, beginning of period	31,179	21,594	93,561

Cash and cash equivalents, end of period	$63,359	$31,179	$21,594

Supplemental disclosure of cash flow information:
Income taxes paid	$709	$1,846	$405
Interest paid	43	96	30
Supplemental disclosure of non-cash activities:
Transfer of items originally classified as inventories to equipment	1,645	4,167	4,237
Transfer of items originally classified as equipment to inventories	56	—	11
Issuance of equity for ODG contingent consideration (Note 7)	—	2,287	—
Conversion of note receivable to equity related to investment in affiliate (Note 6)	—	407	—

The accompanying notes are an integral part of these consolidated financial statements.

SEACHANGE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Nature of Business

SeaChange International, Inc. (“SeaChange” or “the Company”), headquartered in Acton, Massachusetts, is a leading developer, manufacturer and marketer of digital video systems and services including the management, aggregation, licensing, storage and distribution of video, television, gaming and advertising content to cable system operators, telecommunications companies and broadcast television companies. Through January 31, 2008, substantially all of SeaChange’s revenues were derived from the sale of hardware, software and systems and related services to cable system operators, broadcast and telecommunications companies worldwide.

2.	Summary of Significant Accounting Policies

Significant accounting policies followed in the preparation of the accompanying consolidated financial statements are as follows:

Principles of Consolidation

The Company consolidates the financial statements of its wholly owned subsidiaries and all inter-company accounts are eliminated in consolidation. SeaChange also holds minority investments in the capital stock of certain private companies having product offerings or customer relationships that have strategic importance. The Company evaluates its equity and debt investments and other contractual relationships with affiliate companies in order to determine whether the guidelines of FASB Interpretation (“FIN”) No. 46, Consolidation of Variable Interest Entities, as revised under FIN 46R should be applied in the financial statements. FIN 46R addresses consolidation by business enterprises of variable interest entities that possess certain characteristics. A variable interest entity (“VIE”) is defined as an entity in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support. The primary beneficiary is required to consolidate the financial position and results of the VIE. Since the adoption of FIN 46R in the first quarter of fiscal 2005, the Company concluded that FIN 46R has not required the consolidation of any affiliate company. The Company has concluded that it is not the primary beneficiary for any variable interest entities during the fiscal year ended January 31, 2008.

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

Concentration of Credit Risk

Financial instruments which potentially expose SeaChange to concentrations of credit risk include cash equivalents, investments in treasury bills, certificates of deposits and commercial paper, auction rate securities, trade accounts receivable, accounts payable and accrued liabilities. The Company restricts its cash equivalents and investments in marketable securities to repurchase agreements with major banks and U.S. government and corporate securities which are subject to minimal credit and market risk. For trade accounts receivable, SeaChange evaluates customers’ financial condition, requires advance payments from certain of its customers and maintains reserves for potential credit losses. At January 31, 2008 and 2007, SeaChange had an allowance for doubtful accounts of $663,000 and $466,000, respectively, to provide for potential credit losses. Such losses have not exceeded management’s expectations to date.

The following table summarizes revenues by significant customer where such revenue exceeded 10% of total revenues of the fiscal year. Revenues from significant customers were generated in the Broadband segment.

	Year ended January 31,
	2008	2007	2006
Customer A	32%	37%	25%
Customer B	13%	16%	—

At January 31, 2008, two separate customers accounted for 23% and 18%, respectively, of SeaChange’s gross accounts receivable balance. At January 31, 2007, the same two separate customers accounted for 42% and 16%, respectively, of SeaChange’s gross accounts receivable balance.

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

Cash Equivalents and Marketable Securities

SeaChange’s investment portfolio consists of investments classified as cash equivalents, short-term marketable securities and long-term marketable securities. All highly liquid investments with an original maturity of three months or less when purchased are considered to be cash equivalents. All cash equivalents are carried at cost, which approximates fair value. SeaChange’s marketable securities are classified as available for sale and are reported at fair value. Any unrealized gains or losses are included in stockholders’ equity as a component of accumulated other comprehensive loss. Any realized gains or losses would be shown in the accompanying consolidated statements of operations in other income or expense. The cost basis, aggregate fair value and unrealized gains and losses for SeaChange’s cash equivalents, short-and long-term marketable securities portfolio is shown below (in thousands).

	Cost	Fair Market Value	Unrealized Gain (Loss)
January 31, 2008:
Cash	$61,547	$61,547	$—
Cash equivalents	1,812	1,812	—

Cash and cash equivalents	63,359	63,359	—

US government agency issues	16,004	16,237	233
Corporate debt securities	1,953	2,018	65
Asset Backed Securities	11	11	—
State and municipal obligations	1,000	1,000	—

Marketable securities—short-term	18,968	19,266	298

US government agency issues	4,632	4,759	127
Corporate debt securities	503	513	10

Marketable securities—long-term	5,135	5,272	137

Total cash equivalents and marketable securities	$87,462	$87,897	$435

January 31, 2007:
Cash	$30,491	$30,491	$—
Cash equivalents	688	688	—

Cash and cash equivalents	31,179	31,179	—

US government agency issues	10,210	10,212	2
Corporate debt securities	18	18	—
State and municipal obligations	1,001	1,001	—

Marketable securities—short-term	11,229	11,231	2

US government agency issues	10,965	10,929	(36)
Corporate debt securities	1,936	1,956	20

Marketable securities—long-term	12,901	12,885	(16)

Total cash equivalents and marketable securities	$55,309	$55,295	$(14)

Inventories and Reserves for Obsolescence

Inventories are stated at the lower of cost or net realizable value. Cost is determined using the first-in, first-out (FIFO) method. Inventories consist primarily of components and subassemblies and finished products held for sale. All of SeaChange’s hardware components are purchased from outside vendors.

The costs and net realizable value of inventories are reviewed quarterly. SeaChange records charges to reduce inventory to its net realizable value when impairment is identified through the quarterly review process. For inventory that has been written down to its net realizable value, the reserve is released upon sale or disposal of this inventory.

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

As of January 31, 2008 and 2007, $2.7 million and $1.9 million of internal use purchased software were capitalized, respectively. Accumulated depreciation related to internal use purchased software at January 31, 2008 and 2007 was $2.6 million and $1.7 million, respectively. The related amortization expense was $865,000 and $633,000 for the fiscal years ended January 31, 2008 and 2007, respectively.

Investments in Affiliates

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

The Company periodically reviews indicators of the fair value of the investments in affiliates in order to assess whether available facts or circumstances, both internally and externally, may suggest an other than temporary decline in the value of the investment. The carrying value of an investment in an affiliate may be affected by the affiliate’s ability to obtain adequate funding and execute its business plans, general market conditions, industry considerations specific to the affiliate’s business, and other factors. SeaChange records an impairment charge when management believes an investment has experienced a decline in value that is other-than-temporary.

Business Combinations

The Company accounts for business acquisitions in accordance with SFAS No. 141, Business Combinations, which requires that the purchase method of accounting be used for all business combinations. The Company determines and records the fair values of assets acquired and liabilities assumed as of the dates of acquisition.

Goodwill and Intangible Assets

SeaChange evaluates goodwill for impairment on, at least, an annual basis. SeaChange evaluates the recoverability of goodwill annually, in the second quarter for goodwill associated with the Broadband segment, primarily the goodwill associated with the acquisition of the non-North American assets of Liberate Technologies, and in the third quarter for goodwill associated with the Services segment in connection with the acquisition of the On Demand Group Ltd. At the time of acquisition, goodwill was assigned to either the Broadband or Services segment as the applicable reporting unit for the goodwill impairment review. Equity method goodwill is considered for impairment pursuant to Accounting Principles Board Opinion No. 18 The Equity Method of Accounting for Investments in Common Stock. Goodwill is evaluated more frequently if events or changes in circumstances, such as declines in sales, earnings or cash flows or material adverse changes in the business climate, indicate that the carrying value of goodwill might be impaired. Goodwill is considered to be impaired when the net book value of a reporting unit exceeds its estimated fair value. Fair values are determined using a discounted cash flow methodology and comparability of recent market multiples of revenue for sales of similar type companies. The determination of discounted cash flows is based on SeaChange’s strategic plans and future forecasts. SeaChange completed the annual impairment tests of goodwill associated with the Broadband and Services segments and determined that as of January 31, 2008 no adjustment was required to the carrying value of goodwill based on the analyses performed. However, there can be no assurance that goodwill will not become impaired in future periods.

Intangible assets consist of customer contracts, completed technology, patents and trademarks and are respectively assigned to the Broadband and Services segments. The intangible assets are amortized to cost of sales and operating expenses, as appropriate, on a straight-line or accelerated basis in order to reflect the expected pattern and period that the assets will be consumed.

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

SeaChange also purchases software for resale and capitalizes those costs associated with projects that meet technological feasibility. As of January 31, 2008 and 2007, $5.2 million of purchased software costs were capitalized. Amortization expense is recorded over the period of economic consumption or the life of the agreement, whichever results in the higher expense, starting with the first shipment of the product to a customer. Amortization expense was $4.8 million and $346,000 for fiscal the years ended January 31, 2008 and 2007, respectively. Of the $4.8 million fiscal year 2008 amortization, $4.1 million includes accelerated amortization for impairments taken in the second quarter to align the recognition of amortization expense with the remaining economic life of the purchased software.

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

Income Taxes

Accounting for Income Taxes. Deferred income tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective income tax bases, and operating loss and tax credit carryforwards. We evaluate the weight of all available evidence to determine whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. We will record a valuation allowance if the likelihood of realization of the deferred tax assets in the future is reduced based on an evaluation of objective verifiable evidence. Significant management judgment is required in determining our income tax expense (benefit), our deferred tax assets and liabilities and any valuation allowance recorded against our deferred tax assets. We have established a valuation allowance against our deferred tax assets due to indications that they may not be fully realized. The amount of the deferred tax asset considered realizable is subject to change based on future events, including generating sufficient pre-tax income in future periods. In the event that actual results differ from these estimates, our provision for income taxes could be materially impacted. SeaChange does not provide for U.S. federal and state income taxes on the undistributed earnings of its non-U.S. subsidiaries that are considered indefinitely reinvested in the operations outside the U.S.

Income Tax Contingencies. In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). FIN 48 supersedes SFAS No. 5, Accounting for Contingencies, as it relates to income tax liabilities and lowers the minimum threshold a tax position is required to meet before being recognized in the financial statements from “probable” to “more likely than not” (i.e., a likelihood of occurrence greater than fifty percent). Under FIN 48, the recognition threshold is met when an entity concludes that a tax position, based solely on its technical merits, is more likely than not to be sustained upon examination by the relevant taxing authority. Those tax positions failing to qualify for initial recognition are recognized in the first interim period in which they meet the more likely than not standard, or are resolved through negotiation or litigation with the taxing authority, or upon expiration of the statute of limitations. Derecognition of a tax position that was previously recognized occurs when an entity subsequently determines that a tax position no longer meets the more likely than not threshold of being sustained. FIN 48 was adopted by the Company on February 1, 2007 (see Note 10).

Stock-based Compensation

On February 1, 2006, SeaChange adopted SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”), which requires the measurement and recognition of compensation expense for all stock-based awards made to employees and directors including stock options, employee stock purchases under a stock purchase plan, and non-vested share awards (restricted stock units) based on estimated fair values. SFAS 123R supersedes the Company’s previous accounting under Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”). The Company adopted the provisions of SFAS 123R using the modified prospective transition method beginning February 1, 2006, the first day of the first quarter of fiscal 2007. In accordance with that transition method, the Company has not restated prior periods for the effect of compensation expense calculated under SFAS 123R. The Company has continued to use the Black-Scholes option pricing model for determining the estimated fair values of all applicable awards. The determination of the fair value of stock-based awards on the date of grant using an option pricing model is affected by the historical price of the Company’s stock as well as key assumptions including the expected life of the award, the expected stock price, volatility over the term of the award and actual and projected exercise behaviors. For all awards the Company has recognized stock compensation expense using a straight-line amortization method over the vesting period of the award. As SFAS 123R requires that stock-based compensation expense be based on awards that ultimately vest, estimated share-based compensation for fiscal 2008 and 2007 has been reduced for estimated forfeitures.

Foreign Currency Translation

SeaChange has determined that the functional currency of all but one of its foreign subsidiaries is the U.S. dollar. Where the U.S. dollar is designated as the functional currency of an entity, SeaChange translates that entity’s monetary assets and liabilities denominated in local currencies into U.S. dollars (the functional and reporting currency) at current exchange rates, as of each balance sheet date. Nonmonetary assets (e.g., inventories, property, plant, and equipment and intangible assets) and related income statement accounts (e.g., cost of sales, depreciation, amortization of intangible assets) are translated at historical exchange rates between the functional currency (the U.S. dollar) and the local currency. Revenue and other expense items are translated using average exchange rates during the fiscal period. Translation adjustments and transaction gains and losses on foreign currency transactions, and any unrealized gains and losses on short-term inter-company transactions are included in income.

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

The aggregate foreign exchange transaction losses were $60,000, $314,000 and $339,000 for the years ended January 31, 2008, 2007 and 2006, respectively.

Comprehensive Income (Loss)

SeaChange presents accumulated other comprehensive income (loss) and total comprehensive income (loss) in the Statement of Stockholders’ Equity. Total comprehensive income (loss) consists primarily of net income (loss), cumulative translation adjustments and unrealized gains and losses on marketable securities, net of income tax.

Advertising Costs

Advertising costs are charged to expense as incurred. Advertising costs were $300,000, $313,000 and $273,000 for the years ended January 31, 2008, 2007 and 2006, respectively.

Earnings (Loss) Per Share

Earnings (loss) per share are presented in accordance with SFAS No. 128, Earnings Per Share, which requires the presentation of “basic” earnings (loss) per share and “diluted” earnings (loss) per share. Basic earnings (loss) per share is computed by dividing earnings (loss) available to common shareholders by the weighted-average shares of common stock outstanding during the period. For the purposes of calculating diluted earnings (loss) per share, the denominator includes both the weighted average number of shares of common stock outstanding during the period and the weighted average number of potential common stock, such as stock options and restricted stock, calculated using the treasury stock method.

For the fiscal year ended January 31, 2008, 4,673,372 of common shares issuable upon the exercise of stock options are anti-dilutive and have been excluded from the diluted earnings per share computation as the exercise prices of these common shares were above the market price of the common stock for the periods indicated. For the fiscal years ended January 31, 2007 and 2006, 6,177,411 and 6,551,857, respectively, of common shares issuable upon the exercise of stock options were anti-dilutive because SeaChange recorded a net loss for the periods and, therefore, have been excluded from the diluted loss per share computation.

Below is a summary of the shares used in calculating basic and diluted earnings (loss) per share for the periods indicated:

	Year ended January 31,
	2008	2007	2006
Weighted average shares used in calculating earnings (loss) per share—Basic	29,633,660	28,857,381	28,303,000
Dilutive common stock equivalents	365,955	—	—

Weighted average shares used in calculating earnings (loss) per share—Diluted	29,999,615	28,857,381	28,303,000

New Accounting Pronouncements

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurement (“SFAS 157”). SFAS clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. Under SFAS, fair value measurements would be separately disclosed by level within the fair value hierarchy. The provisions of SFAS 157, as issued, are effective for the fiscal years beginning after November 15, 2007. However, in February 2008, the FASB issued FASB Staff Position No. 157-2, Effective Date of FASB Statement No. 157 (“FSP 157-2”) that amended SFAS 157 to delay the effective date for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (that is, at least annually). FSP 157-2 defers the effective date of SFAS 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of FSP 157-2. The Company adopted the required provisions of SFAS as of February 1, 2008. The Company does not expect the adoption of SFAS 157 to have a material impact on its consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. Although the Company adopted SFAS 159 as of February 1, 2008, the Company has not yet elected the fair value option for any items permitted under SFAS 159.

In December 2007, the FASB issued SFAS No. 141 (R) Business Combinations (“SFAS 141R”). SFAS 141R establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. SFAS 141R also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The guidance will become effective as of the beginning of the Company’s fiscal year beginning after December 15, 2008. SFAS No. 141R is effective for the Company beginning February 1, 2009. SFAS 141R will have an impact on accounting for business combinations once adopted but the effect is dependant upon acquisitions at that time.

In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 160 Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51 (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. The guidance will become effective as of the beginning of the Company’s fiscal year beginning after December 15, 2008. SFAS 160 is effective for the Company beginning February 1, 2009. The Company does not expect the adoption of SFAS 160 to have a material impact on its consolidated financials statements.

In June 2007, the FASB ratified the consensus in EITF Issue No. 07-3 Accounting for Nonrefundable Payments for Goods and Services to be Used in Future Research and Development Activities (EITF 07-04), requiring that nonrefundable advance payments for future research and development activities be deferred and capitalized. Such amounts should be expenses as the related goods are delivered or the related services performed. The statement is effective for fiscal years beginning after December 15, 2007. Management anticipates that the adoption of EITF Issue No. 07-3 will not have a material impact on the Company’s financial statements.

In June 2007, the FASB ratified Issue No. 06-11 Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards (EITF 06-11), which requires entities to record tax benefits on dividends or dividend equivalents that are charged to retained earnings for certain share-based awards to additional paid-in capital. In a share-based payment arrangement, employees may receive dividends or dividend equivalents on awards of nonvested equity shares, nonvested equity share units during the vesting period, and share options until the exercise date. Generally, the payment of such dividends can be treated as deductible compensation for tax purposes. The amount of tax benefits recognized in additional paid-in capital should be included in the pool of excess tax benefits available to absorb tax deficiencies on share-based payment awards. EITF 06-11 is effective for fiscal years beginning after December 15, 2007, and interim periods within those years. Management anticipates that the adoption of EITF Issue No. 06-11 will not have a material impact on the Company’s financial statements.

Impact of Recently Adopted Accounting Pronouncements

Sabbatical Leave

Effective February 1, 2007, the Company adopted the provisions of the FASB Emerging Issues Task Force (“EITF”) No. 06-2, Accounting for Sabbatical Leave and Other Similar Benefits Pursuant to FASB Statement No. 43 (“EITF 06-2”) included in SeaChange’s Form 10-Q/A filed on October 22, 2007 for the quarter ended April 30, 2007. Prior to the issuance of EITF 06-2 the Company accrued for its obligation under its sabbatical program when an employee had achieved the requisite service time. EITF 06-2 requires companies to accrue the cost of such compensated absences over the requisite service period. The Task Force allows the use of one of two specified methodologies for adopting the change in accounting principle: i) a cumulative-effect adjustment to retained earnings at the beginning of the year of adoption; or ii) retrospective application to all prior periods.

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

During November 2007, the Company reviewed its employee benefit programs, including the sabbatical leave benefit, and effectively replaced the sabbatical leave benefit with a new expanded vacation policy for United States benefit eligible employees. Employees eligible for sabbatical leave prior to November 16, 2007

(“grandfathered”) are required to use the balance of their available time by July 31, 2009. In the fourth quarter of fiscal 2008, the Company has prospectively applied the changes of its sabbatical leave benefit for those employees that have unvested sabbatical balances accumulating under EITF 06-2. This prospective change resulted in a $729,000 reduction in accrued expenses and other long-term liabilities and a corresponding decrease in the Company’s employees’ benefits expense accounts.

Sales tax

In June 2006, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 06-03, How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross Versus Net Presentation) (“EITF 06-03”). EITF 06-03 provides that the presentation of taxes assessed by a governmental authority that are directly imposed on revenue-producing transactions (e.g. sales, use, value added and excise taxes) between a seller and a customer on either a gross basis (included in revenues and costs) or on a net basis (excluded from revenues) is an accounting policy decision that should be disclosed. In addition, for any such taxes that are reported on a gross basis, the amounts of those taxes should be disclosed in interim and annual financial statements for each period for which an income statement is presented if those amounts are significant. EITF 06-3 is effective for interim and annual periods beginning after December 15, 2006. The adoption of EITF 06-3 did not change the Company’s policy of presenting taxes within the scope of EITF 06-3 on a net basis and had no impact on the Company’s consolidated financial statements.

Income Tax Contingencies

In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48). FIN 48 supersedes SFAS No. 5, Accounting for Contingencies, as it relates to income tax liabilities and lowers the minimum threshold a tax position is required to meet before being recognized in the financial statements from “probable” to “more likely than not” (i.e., a likelihood of occurrence greater than fifty percent). Under FIN 48, the recognition threshold is met when an entity concludes that a tax position, based solely on its technical merits, is more likely than not to be sustained upon examination by the relevant taxing authority. Those tax positions failing to qualify for initial recognition are recognized in the first interim period in which they meet the more likely than not standard, or are resolved through negotiation or litigation with the taxing authority, or upon expiration of the statute of limitations. Derecognition of a tax position that was previously recognized occurs when an entity subsequently determines that a tax position no longer meets the more likely than not threshold of being sustained. FIN 48 was adopted by the Company on February 1, 2007 (see Note 10).

Share-Based Payment Assumptions

On January 1, 2008, the Securities and Exchange Commission (“staff”) issued Staff Accounting Bulletin (“SAB”) No. 110 and an amendment to SAB No. 107 which provided expressed views on the use of a “simplified” method, in developing an estimate of expected term of “plain vanilla” share options in accordance with SFAS no. 123 (revised 2004), Share-Based Payment. Per SAB No. 107, the Company elected to use the simplified method until it could develop more detailed information about employee exercise behavior. The staff stated in SAB No. 107 that it would not expect a company to use the simplified method for share option grants after December 31, 2007. The release of SAB No. 110 outlines examples of situations in which the staff believes that it may be appropriate to continue the use of the simplified method beyond December 31, 2007.

The Company has determined that SeaChange meets one of the three examples outlined in SAB No. 110 under the provision that the Company has significantly altered the employee eligibility requirements for the receipt of share option grants. As a result, the Company does not have enough historical exercise data to provide a reasonable basis upon which to estimate expected returns and will continue with the simplified method until the Company has enough historical information to refine the expected term.

3.	Consolidated Balance Sheet Detail

Inventories consist of the following:

	January 31,
	2008	2007
	(in thousands)
Components and assemblies	$9,979	$11,825
Finished products	4,336	7,525

	$14,315	$19,350

Property and equipment consist of the following:

	Estimated useful life (years)	January 31,
		2008	2007
		(in thousands)
Land		$3,063	$3,063
Buildings	20	12,870	12,509
Office furniture and equipment	5	2,582	2,320
Computer equipment, software and demonstration equipment	3	45,394	43,833
Deployed assets	2-7	3,280	3,280
Service and spare components	5	7,252	6,796
Leasehold improvements	1-7	1,712	1,511
Automobiles and trucks	5	592	649
Construction in progress		13	—

		76,758	73,961
Less—Accumulated depreciation and amortization		(48,692)	(43,241)

		$28,066	$30,720

Depreciation and amortization expense of fixed assets was $7.9 million, $7.8 million and $6.6 million for the years ended January 31, 2008, 2007 and 2006, respectively. At both January 31, 2008 and 2007 SeaChange had no assets under capital lease.

Other accrued expenses consist of the following:

	January 31,
	2008	2007
	(in thousands)
Accrued consideration payable to former shareholders in ODG	$8,105	$—
Other accrued expenses	9,282	6,623

	$17,387	$6,623

4.	Segment Information

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

The following summarizes the revenues and cost of revenues by reportable segment:

	Year ended January 31,
	2008	2007	2006
	(in thousands)
Revenues:
Broadband product	$91,145	$84,905	$64,365
Broadcast product	14,624	10,095	9,151
Services	74,124	66,334	52,748

Total	$179,893	$161,334	$126,264

Cost of Revenues:
Broadband product	$42,550	$39,082	$36,608
Broadcast product	9,914	9,252	8,947
Services	46,465	37,189	28,315

Total	$98,929	$85,523	$73,870

Gross profit:
Broadband product	$48,595	$45,823	$27,757
Broadcast product	4,710	843	204
Services	27,659	29,145	24,433

Total	$80,964	$75,811	$52,394

SeaChange does not measure the assets allocated to the segments, other than the goodwill and intangible assets in connection with its acquisitions. The following table summarizes intangible assets, net and goodwill by reportable segment:

	January 31, 2008	January 31, 2007
	(in thousands)
Goodwill and intangible assets:
Broadband	$16,830	$19,282
Services	19,450	17,498

Total	$36,280	$36,780

The following summarizes revenues by customers’ geographic locations:

	January 31,
	2008	2007	2006
	(in thousands)
Revenues:
United States of America	$112,253	$107,950	$75,817
United Kingdom	31,668	32,936	26,988
Canada and South America	14,576	7,446	9,733
Europe and Middle East (excluding the United Kingdom)	9,099	6,723	5,896
Asia Pacific and other international locations	12,297	6,279	7,830

Total	$179,893	$161,334	$126,264

The following summarizes fixed assets, net by geographic locations:

	January 31, 2008	January 31, 2007
	(in thousands)
Fixed assets, net
United States of America	$25,108	$27,619
United Kingdom	729	802
Europe and Middle East (excluding the United Kingdom)	95	125
Asia/Pacific and other international locations	2,134	2,174

Total	$28,066	$30,720

5.	Stock-Based Compensation and Stock Incentive Plans

Effective February 1, 2006, SeaChange adopted on a modified prospective basis the provisions of the Financial Accounting Standards Board’s SFAS 123R, which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including employee stock options, restricted stock units and employee stock purchases related to SeaChange’s Employee Stock Purchase Plan (“ESPP”) based on estimated fair values. Accordingly, stock-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as expense on a straight-line basis over the employee’s requisite service period. SeaChange has applied the provisions of SAB No. 107, Share-Based Payment, (“SAB 107”) in its adoption of SFAS 123R. Effective January 1, 2008, the Company has applied the provisions of SAB No. 110, an amendment to SAB No. 107, which provides expressed views on the use of a “simplified” method, in developing an estimate of the expected term of “plain vanilla” share options in accordance with SFAS No. 123 (revised 2004), Share-Based Payment (see Note 2).

Under the modified prospective transition method, SeaChange recognized stock-based compensation expense during the year ended January 31, 2007 for: (a) ESPP awards from offering periods that began on December 1, 2005, June 1, 2006 and December 1, 2006 and ended on May 31, 2006, November 30, 2006 and May 31, 2007, respectively, (b) stock options and restricted stock units granted prior to, but not yet vested as of February 1, 2006, based on the grant date fair value estimated in accordance with the disclosure provisions of SFAS No. 123, and (c) stock options and restricted stock units granted subsequent to February 1, 2006, based on the grant date fair value, estimated in accordance with the provisions of SFAS No. 123R. Under the modified prospective transition method, results for prior periods are not restated. The adoption of SFAS No. 123R did not affect the accounting for stock-based compensation expense related to restricted stock units. The fair value of a restricted stock unit is the market value of a share of the Company’s common stock on the date of grant of the restricted stock unit. This fair value is amortized on a straight-line basis over the related vesting period of the restricted stock unit.

Stock-based compensation includes expense charges for all stock-based awards to employees and directors. Such awards include option grants, restricted stock unit awards, and shares expected to be purchased under an employee stock purchase plan. The estimated fair value of SeaChange’s stock-based options and performance-based restricted stock units, less expected forfeitures, is amortized over the awards’ vesting period on a graded vesting basis, whereas the restricted stock units and ESPP stock units are amortized on a straight line basis. The effect of recording stock-based compensation for the years ended January 31, 2007 and 2008 was as follows:

	Fiscal Year Ended January 31,
	2008	2007
	(in thousands)
Stock-based compensation expense by type of award:
Stock options	$1,060	$2,179
Restricted stock units	775	625
Performance-based restricted stock units	1,557	248
Employee Stock Purchase Plan	586	462

Total stock-based compensation	$3,978	$3,514

Since additional option grants and restricted stock unit awards are expected to be made each year and options and awards vest over several years, the effects of applying SFAS 123R for recording stock-based compensation for the year ended January 31, 2008 are not indicative of future amounts.

Determining Fair Value under SFAS 123(R)

SeaChange estimates the fair value of stock options, including rights granted under the ESPP, using the Black-Scholes valuation model. Key input assumptions used to estimate the fair value of stock options include the exercise price, the expected option term, the risk-free interest rate over the option’s expected term, the expected annual dividend yield and the expected stock price volatility. The expected option term was determined using the “simplified” method for “plain vanilla” options as allowed by SAB No. 107, as amended by SAB No. 110. The expected stock price volatility was established using a blended volatility, which is an average of the historical volatility of SeaChange’s common stock over a period of time equal to the expected term of the stock option, and the average volatility of SeaChange’s common stock over the most recent one-year and two-year periods. Estimates of fair values are not intended to predict actual future events or the value ultimately realized by the persons who receive equity awards.

The fair value of each option grant and ESPP purchase was estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions:

	Year ended January 31, 2008			Year ended January 31, 2007
	Options		ESPP	Options		ESPP
	Range	Weighted Average	Weighted Average	Range	Weighted Average	Weighted Average
Expected term (in years)	4-5	4.5	0.5	4-5	4.5	0.5
Expected volatility	46%-50%	48%	42%	51%-58%	56%	45%
Risk-free interest rate	3.2%-5.1%	4.6%	4.6%	4.4%-5.1%	4.7%	4.6%
Expected dividend yield	0%	0%	0%	0%	0%	0%

Stock Option Plans

Amended and Restated 2005 Equity Compensation and Incentive Plan

The Amended and Restated 2005 Equity Compensation and Incentive Plan (the “2005 Plan”) provides for the grant of incentive stock options, nonqualified stock options, restricted stock, restricted stock units, and

“other” non-stock option awards as determined by the plan administrator for the purchase of up to an aggregate of 2,800,000 shares of SeaChange’s common stock (but not greater than two percent of the aggregate shares outstanding per fiscal year) by officers, employees, consultants and directors of SeaChange. The total number of authorized shares under the 2005 Plan was increased by 1,300,000 shares to 2,800,000 at the 2007 annual meeting of stockholders held on July 18, 2007. Of the original 1,500,000 shares authorized for the 2005 Plan, 375,000 shares are eligible for non-option awards. The additional 1,300,000 shares may be used for any form of award under the 2005 Plan and as of January 31, 2008, of which 15,215 shares have been issued. The Company may satisfy awards upon the exercise of stock options or restricted stock units with either newly issued or treasury shares. The Board of Directors is responsible for administration of the 2005 Plan and determining the term of each award, award exercise price, number of shares for which each award is granted and the rate at which each award is exercisable. As of January 31, 2008, there were 2,563,336 shares available for future grant.

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

Director Option Plan

In June 1996, SeaChange’s Board of Directors adopted and the stockholders approved a director stock option plan (the “Director Option Plan”) which provides for the grant of options to full time directors of SeaChange to purchase a maximum of 45,000 shares of common stock under the Director Option Plan. Under the Director Option Plan, participating directors receive an option to purchase 5,062 shares of common stock per annum. Options granted under the Director Option Plan vest as to 33 1/3% of the shares underlying the option immediately upon the date of the grant, and vest as to an additional 8 1/3% of the shares underlying the option at the end of each of the next 8 quarters, provided that the option holder remains a director. Directors will also receive, on each three-year anniversary of such director’s option grant date, an additional option to purchase 5,062 shares of common stock, provided that such director continues to serve on the Board of Directors. All options granted under the Director Option Plan have an exercise price equal to the fair value of the common stock on the date of grant and a term of ten years from the date of grant. In May 2002, SeaChange’s Board of Directors terminated the Director Option Plan and began granting stock options to the board of directors under the Company’s 1995 Stock Option Plan.

The following table summarizes the stock option activity (excluding restricted stock units) during the years ended January 31, 2008, 2007 and 2006:

	Fiscal Year ended January 31, 2008		Fiscal Year ended January 31, 2007		Fiscal Year ended January 31, 2006
	Shares	Weighted average exercise price	Shares	Weighted average exercise price	Shares	Weighted average exercise price
Outstanding at beginning of period	5,936,735	$14.85	6,449,857	$14.68	6,046,258	$15.78
Granted	41,550	8.81	363,891	7.99	915,497	7.69
Exercised	(189,623)	5.91	(264,959)	6.11	(73,124)	5.00
Forfeited/Expired/Cancelled	(904,457)	15.65	(612,054)	15.27	(438,774)	15.30

Outstanding at end of period	4,884,205	$14.99	5,936,735	$14.85	6,449,857	$14.68

Options exercisable at end of period	4,577,138	$15.49	5,169,736	$15.94	5,495,405
Weighted average remaining contractual term exercisable (in years)	4.78			5.79		7.28

The weighted-average fair valuation at grant date of stock options granted during the years ended January 31, 2008, 2007 and 2006, was $3.89, $4.10 and $6.27 respectively. As of January 31, 2008, the unrecognized stock-based compensation related to the unvested stock options was $434,000 net of estimated forfeitures. Total unrecognized compensation cost will be adjusted for any future changes in estimated changes in forfeitures. This cost will be recognized over an estimated weighted average amortization period of 8 months.

The total intrinsic value of options exercised during the years ended January 31, 2008, 2007 and 2006 was $298,515, $730,757 and $185,972, respectively, with intrinsic value defined as the difference between the market price on the date of exercise and the grant date price.

The following table summarizes information about employee and director stock options outstanding and exercisable as of January 31, 2008:

	Options outstanding			Options exercisable
	Number outstanding	Weighted average remaining contractual terms (years)	Weighted average exercise price	Number exercisable	Weighted average exercise price
Range of exercise prices:
$ 4.00 to $ 6.78	494,190	3.53	$5.68	462,043	$5.62
6.88 to 7.00	564,136	4.70	6.92	441,232	6.94
7.17 to 10.33	581,510	4.86	8.79	432,764	8.96
10.45 to 13.24	597,073	5.09	12.02	593,802	12.03
13.31 to 14.47	603,540	5.02	13.99	603,540	13.99
14.56 to 16.04	490,524	5.04	15.57	490,524	15.57
16.2 to 22.00	424,981	4.80	17.89	424,981	17.89
23.31 to 23.31	517,938	4.95	23.31	517,938	23.31
24.10 to 34.00	556,763	5.08	29.57	556,764	29.57
35.50 to 39.13	53,550	5.43	37.35	53,550	37.35

	4,884,205	4.81	$14.99	4,577,138	$15.49

Aggregate Intrinsic Value	$715,922			$685,352

Restricted Stock Units

Pursuant to the 2005 Plan, SeaChange may grant restricted stock units that entitle the recipient to acquire shares of SeaChange’s common stock. Awards of restricted stock units vest in equal increments on each of the first three anniversaries of the grant of the award. Stock-based compensation expense associated with the restricted stock units is charged for the market value of the Company’s stock on the date of grant, assuming nominal forfeitures, and is amortized over the awards’ vesting period on a straight-line basis for awards with only a service condition and graded vesting basis for awards that include both a performance and service condition. The Company recorded non-performance based restricted stock unit compensation expense of $775,000, $625,000, $43,000 for the years ended January 31, 2008, 2007 and 2006, respectively. Performance-based restricted stock unit compensation of $1.6 million and $248,000 was recorded during fiscal 2008 and 2007, respectively. As of January 31, 2008 and 2007, $1.1 million and $248,000 was accrued for restricted stock units earned by the Company’s senior executives, respectively. In fiscal 2008, 93,214 shares were issued under the fiscal 2007 performance based plans. Awards of restricted stock units related to the fiscal 2008 performance based plan will be made in fiscal 2009.

The following table summarizes the restricted stock unit activity as of and for the years ended January 31, 2008, 2007 and 2006:

	Fiscal Year ended January 31, 2008		Fiscal Year ended January 31, 2007		Fiscal Year ended January 31, 2006
	Shares	Weighted average grant date fair value	Shares	Weighted average grant date fair value	Shares	Weighted average grant date fair value
Nonvested at beginning of period	240,676	$8.61	102,000	$8.01	—	$—
Awarded	129,214	8.27	181,000	8.85	102,000	8.01
Vested.	(124,050)	7.70	(35,657)	8.08	—	—
Forfeited/expired/cancelled	(15,332)	7.32	(6,667)	8.77	—	—

Nonvested at end of period	230,508	$8.99	240,676	$8.61	102,000	$8.01

As of January 31, 2008 and January 31, 2007 the unrecognized stock-based compensation related to the unvested restricted stock units was $1.2 million and $1.7 million respectively. This cost will be recognized over an estimated weighted average amortization period of 2.2 years for fiscal year ended 2008.

Employee Stock Purchase Plan

In September 1996, SeaChange’s Board of Directors adopted and the stockholders approved an employee stock purchase plan (the “ESPP”), effective January 1, 1997 as amended on July 17, 2002 and July 12, 2006, which provides for the issuance of a maximum of 1,100,000 shares of common stock to participating employees who meet eligibility requirements. The authorized number of shares to be issued under the ESPP was increased from 1,100,000 to 1,600,000 by shareholder vote during the Company’s annual shareholder meeting in July 2006. Employees who would immediately after the purchase own 5% or more of the total combined voting power or value of SeaChange’s stock and directors who are not employees of SeaChange may not participate in the ESPP. The purchase price of the stock is 85% of the lesser of the average market price of the common stock on the first or last business day of each six-month plan period. In the most recent period under the ESPP ended November 30, 2007, employees purchased an aggregate of 129,672 shares at a discounted price of $6.09 per share. During the fiscal years ended January 31, 2008, 2007 and 2006, 236,553, 250,082 and 203,972 shares of common stock, respectively, were issued under the Stock Purchase Plan. As of January 31, 2008, there were 125,151 shares available for future grant.

6.	Investments in Affiliates

Casa Systems. In fiscal year 2006, the Company invested $8.2 million in convertible preferred stock, representing a 19.8% ownership interest, of Casa Systems, Inc. (“Casa”), a Massachusetts development stage company that specializes in video-on-demand products within the telecommunications and television markets. The investment is represented by shares of convertible preferred stock, and the shares are convertible at SeaChange’s option into shares of Casa’s common stock on a one-to-one basis. The convertible preferred stock accrues dividends at the rate per annum of $0.3832 per share and the payment of the cumulative accruing dividends must be declared by the Board of Directors of Casa. SeaChange determined that Casa was a variable interest entity (“VIE”) as defined by the accounting guidance of FIN 46R. However, SeaChange concluded that it is not the primary beneficiary in Casa.

In determining whether the Company’s convertible preferred stock investment in Casa was in-substance an investment in common stock, the Company considered whether its investment has substantive liquidation preferences over Casa’s common stock. The estimated fair value of Casa’s common stock significantly exceeded the estimated fair value of Casa’s convertible preferred stock, as determined by an independent valuation expert. As a result, SeaChange’s convertible preferred stock investment retained a “substantive liquidation preference,” as defined by paragraph 6a. of EITF 02-14, Whether an Investor Should Apply the Equity Method of Accounting to Investments Other Than Common Stock If the Investor Has the Ability to Exercise Significant Influence Over the Operating and Financial Policies of the Investee (“EITF 02-14”), over the holders of Casa’s common stock. The Company considered Example 2 of Exhibit 02-14A, “Examples of the Application of the Characteristics of In-Substance Common Stock” of EITF 02-14 as it was substantially similar to the facts and circumstances involving SeaChange’s convertible preferred stock investment in Casa. In that example, the stated liquidation preference of a preferred stock investment is equal to the fair value of the preferred stock and the fair value of the common stock exceeds that of the preferred stock. The conclusion from this example is that because the liquidation preference is substantive, the subordination characteristics of the preferred stock are not substantially similar to the subordination characteristics of the common stock. As a result, the preferred stock investment in this example is not in-substance common stock and no further evaluation for equity accounting treatment is required. In addition, SeaChange does not retain a representative on the Casa board of directors.

Accordingly, since the Company’s convertible preferred stock investment was not “in-substance” common stock, and the investment is not a SFAS No. 115, Accounting for Certain Investments in Debt and Equity

Securities, security, the cost method of accounting would be required to record its convertible preferred investment as long as the estimated fair value of Casa’s common stock continued to be sufficient to support a determination that the convertible preferred stock was not “in-substance” common stock. Consequently, SeaChange accounts for this investment under the cost method of accounting.

Minerva. SeaChange owns 1.3 million shares of preferred stock representing 2.5% of the total capital stock of Minerva Networks, Inc. (“Minerva”), a California based company specializing in software products for the telecommunications and television markets. The preferred shares are convertible to 1.3 million shares of common stock under certain conditions as defined in the Stock Purchase Agreement. SeaChange accounts for this investment under the cost method of accounting. At the time of the investment in Minerva, SeaChange entered into a Software License Agreement with Minerva in which SeaChange agreed to purchase from Minerva a license for its iTV Manager Software and related source code for $3.8 million. The license and source code was purchased during fiscal year 2006. The Company capitalized the purchase of the license and source code and will amortize the amount over the expected life of the software license and source code. During the second quarter of 2008, the Company wrote-off the remaining unamortized portion of the capitalized purchased software licenses of $3.3 million since the Company determined it would not use iTV Manager Software in any future products.

InSite One. In fiscal year 2006, the Company invested $2.0 million for 5.9 million shares of 8% cumulative convertible preferred stock of InSite One, Inc. (“InSite”). This investment represented approximately 11% of the total capital stock of InSite. In conjunction with the Stock Purchase Agreement, SeaChange and InSite entered into a Master Purchase Agreement in which InSite agreed to purchase SeaChange digital storage products and services under the terms and conditions defined in the agreement. Under the terms of this agreement and during fiscal year 2007, SeaChange recorded revenue for equipment sold to InSite. In exchange for the equipment, InSite issued a convertible note receivable to SeaChange in the amount of $407,000, with an interest rate of 9% per annum. The sale of equipment is considered substantive due to the utility of the equipment to InSite and to the customer’s ability to pay for the equipment without the additional financing. During the fiscal year 2007, InSite One converted the note and accrued interest into approximately 600,000 shares of 8% cumulative convertible preferred stock as part of an effort by InSite One to refinance its capital structure. In February 2008, the Company agreed to convert the outstanding accounts receivable balance of $432,000 as of January 31, 2008 for $100,000 and 474,300 shares of InSite One’s Series E Convertible Preferred Stock. The Company had approximately 12% share of the total capital stock of InSite One. SeaChange accounts for this investment under the cost method of accounting. In total, for fiscal years 2008 and 2007, SeaChange recognized revenues of $711,000 and $1.2 million, respectively, from InSite One.

Visible World. SeaChange owns less than 5% of the common and preferred stock of Visible World and is accounting for this investment under the cost method of accounting. In fiscal 2004, SeaChange and Visible World signed a revised Marketing Agreement in which SeaChange agreed to receive warrants to purchase 2.8 million shares of preferred stock of Visible World in lieu of future royalties that would have been earned by SeaChange relating to revenue earned by Visible World in accordance with an agreement between Visible World and Comcast Cable Corporation (“Comcast”). The warrants will vest over the five year term of the agreement between Visible World and Comcast ending in the fourth quarter of fiscal year 2009. SeaChange estimated the fair value of these warrants to be $223,000 and included the amount in investments in affiliates with an offsetting amount included in deferred revenue. SeaChange will recognize the deferred revenue over a five year period, the term of the agreement. For fiscal years 2008, 2007, and 2006, SeaChange recognized revenues of approximately $971,000, $500,000, and $400,000 respectively, from Visible World.

SeaChange periodically reviews indicators of the fair value of its investments in affiliate companies in order to assess whether available facts or circumstances, both internally and externally, may suggest an other than temporary decline in the fair value of the investment. In fiscal year 2007, SeaChange wrote off the remaining $150,000 balance of one of its investments. There were no other indications of other than temporary declines in fair value of investments in affiliates as of January 31, 2008.

7.	Acquisitions and Dispositions

On Demand Group Limited

In fiscal year 2006, SeaChange purchased the remaining 72.4% of the outstanding capital stock of the On Demand Group Limited (“ODG”), a company incorporated under the laws of the United Kingdom. As a result of this acquisition, SeaChange owned 100% of ODG and acquired a 33.3% equity investment in FilmFlex Movies Limited (“FilmFlex”), a company based in the United Kingdom. The acquisition provides SeaChange with a broader range of service offerings that complement its existing video-on-demand products and services. As a wholly-owned subsidiary, the financial position and results of operations of ODG have been consolidated subsequent to the acquisition date. Prior to the acquisition, SeaChange owned 27.6% of ODG and accounted for the investment under the equity method of accounting.

Under the terms of the purchase agreement, SeaChange acquired the outstanding shares in ODG it did not previously own in exchange for approximately $14.0 million in cash consideration, including transaction costs of $500,000. Two of the former shareholders of ODG became executive officers of SeaChange in conjunction with the acquisition. The purchase agreement provided for additional contingent consideration to the former shareholders of ODG, if ODG met certain goals. The contingent consideration was paid in cash or issued of SeaChange common stock in four installments. In May 2006, SeaChange paid $3.0 million in cash to satisfy the first installment. On June 30, 2006, SeaChange and the former shareholders of ODG amended the original purchase agreement to provide for the acceleration of the second installment of contingent consideration in exchange for the issuance of 341,360 shares of SeaChange’s common stock having a fair market value of $2.3 million as of the date of the amendment. In December 2007 SeaChange and the former shareholders of ODG amended the original purchase agreement to provide the former shareholders of ODG 417,304 shares of SeaChange’s common stock which was satisfied in March 2008 having a fair market value of $3.2 million as of the date of the amendment in satisfaction of the third installment. On March 13, 2008, SeaChange and the former stockholders of ODG amended the original purchase agreement to provide for the satisfaction of the final contingent by payment through the issuance in March 2008 of 714,084 shares of SeaChange's common stock having a fair market value of $4.9 million as of the date of the amendment. As of January 31, 2008 the Company recorded the third and fourth contingent consideration installments totaling $8.1 million, as additional goodwill for the step up acquisition of ODG.

The acquisition was accounted for as a step acquisition under the purchase method of accounting which requires SeaChange’s pre-acquisition investment (27.6%) to be allocated at historical cost and the 72.4% step acquisition to be allocated at fair value. The allocation of the purchase price to the assets acquired and liabilities assumed based upon estimates of fair values as of September 23, 2005 and the additional contingent consideration earned, is as follows:

(Amounts in thousands)
Consideration exchanged:
Cash payment	$13,555
Cash payment—contingent consideration paid May 2006	2,804
SeaChange common stock—contingent consideration paid June 2006	2,287
SeaChange common stock—contingent consideration issued March 2008	4,921
SeaChange common stock—contingent consideration issued March 2008	3,184
Transaction costs	510

Purchase Price	27,261
Liabilities assumed	(2,508)
Cash acquired	4,706
Deferred tax liabilities	(2,019)
Estimated fair value of equity investment in FilmFlex	634
Tangible assets acquired	1,375
Estimated fair value of identifiable intangible assets acquired—ODG customer contracts	1,440
Estimated fair value of identifiable intangible assets acquired—ODG trademark and completed technology	936
Estimated fair value of identifiable intangible assets acquired—FilmFlex customer contracts	4,355

Goodwill	$18,342

SeaChange determined that the goodwill included the value of ODG’s work force and expected synergies in global sales and marketing, especially within the European market, and in software development activities. The goodwill generated from the acquisition is not tax deductible. The acquired assets are part of the Services segment.

FilmFlex Movies Limited

As a result of the ODG purchase, SeaChange acquired a 33.3% equity investment in FilmFlex Movies Limited (“FilmFlex”), a company based in the United Kingdom. FilmFlex was founded in 2004 by ODG, Columbia Pictures Corporation Limited (“Sony”) and Walt Disney Company Limited (“Disney”) to provide high-quality movies for use in an on-demand service. Each of the investors owned 33.3% of FilmFlex. SeaChange’s original investment in FilmFlex reflected the historical basis of ODG’s recorded assets and liabilities; whereas, the additional investment in FilmFlex that resulted from the step acquisition of ODG was recorded at its estimated fair value as of the date of the acquisition of ODG. The Company determined the fair value of FilmFlex and the customer contracts based on the net present value of the expected future cash flows. The value of the customer contracts was recorded as an intangible asset with the balance of the FilmFlex fair value recorded as equity method goodwill. SeaChange accounted for this investment under the equity method of accounting. In fiscal 2005, ODG and FilmFlex executed an outsourcing services agreement in which ODG provided FilmFlex with financial planning, scheduling, marketing, production and operations support services. ODG’s share of profits from this agreement in proportion to its equity ownership interest was eliminated in consolidation. SeaChange’s proportionate share of Film Flex’s income was reported one month in arrears. ODG recognized revenues of $2.7 million (through December 21, 2007 when the Company sold its equity investment), $3.3 million and $1.3 million from FilmFlex for fiscal years 2008, 2007 and 2006, respectively.

On December 21, 2007, SeaChange sold all of the shares held by ODG in FilmFlex to the two other existing shareholders in FilmFlex (Sony and Disney) and to FilmFlex. The aggregate consideration received by ODG in connection with this sale was $17.9 million in cash resulting in a gain of approximately $10.0 million. This gain was $2.6 million lower than the $12.6 million gain previously disclosed in the Company’s March 13, 2008 earnings press release that announced its unaudited fiscal 2008 fourth quarter and year end financial results due to the reduction of goodwill associated with FilmFlex. Concurrent with the FilmFlex divestiture, ODG executed a two year outsourcing services agreement in which ODG will continue to provide FilmFlex with selected planning, production and operations support services.

Liberate Technologies Non-North America Business

In fiscal year 2006, SeaChange acquired substantially all of the assets of Liberate Technologies’ business outside of North America (“Liberate”). The acquisition enables SeaChange to combine Liberate’s middleware software platform with SeaChange’s digital video delivery systems and video-on-demand software applications. Under the terms of the agreement, SeaChange acquired certain customer contracts, patents and other intellectual property, and assumed certain liabilities related to Liberate’s business outside of North America in exchange for approximately $23.7 million in cash consideration, including transaction costs of $192,000. As part of the agreement, SeaChange cannot license or sell the purchased intellectual property in North America for a period of five years. The acquisition was accounted for under the purchase method of accounting. Accordingly, the financial position and results of operations of Liberate’s business have been consolidated subsequent to the acquisition date.

The purchase price was allocated as follows:

At July 12, 2005
(Amounts in thousands)
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

SeaChange determined that the goodwill included the value of Liberate’s work force and expected synergies in the product development and marketing of product offerings. The acquired assets are part of the Broadband segment. The goodwill is not tax deductible.

On Demand Deutschland GmbH & Co. KG

On February 27, 2007, ODG entered into an agreement with Tele-Munchen Fernseh GmbH & Co. Produktionsgesellschaft (TMG) to create a joint venture named On Demand Deutschland GmbH & Co. KG. On Demand Deutschland specializes in establishing on-demand and pay-per-view services on multiple platforms in German-speaking Europe. ODG contributed $2.8 million to acquire its 50% ownership interest in the joint venture of which $2.6 million consisted of the fair value of customer contracts and content license agreements contributed by ODG and $154,000 represented a cash contribution. The customer contracts and licensed content had no book value. SeaChange determined that this investment is an operating joint venture and does not require consolidation under the accounting guidance of FIN 46R. Consequently, SeaChange accounts for this investment under the equity method of accounting.

ODG’s original investment in the joint venture was recorded at $154,000 representing the US dollar equivalent of the initial cash contribution. The difference between the book and fair value of the customer contracts and content license agreements is being accreted over the expected five year life of the contracts and recorded as a gain and an increase in the investment. This gain will be partially offset by ODG’s 50% share of the joint venture’s amortization expense over the same period related to the acquired contracts and content license agreements. ODG also recorded a net payable amount to the joint venture of $337,000 as of the joint venture formation date (February 27, 2007) reflecting the transfer of net liabilities incurred by ODG related to the joint venture as well as the joint venture’s reimbursement of previously incurred costs by ODG of $787,000 related to joint venture activities prior to its formation. Consistent with EITF 89-7, Exchange of Assets or Interest in a Subsidiary for a Noncontrolling Equity Interest in a New Entity, ODG did not record other income in connection with the reimbursement of these costs or any other gains as ODG is deemed to have a commitment to support the operations of the joint venture. ODG treated the reimbursement and other gain for a total of $832,000 as a capital distribution in excess of the carrying value of its investment in the joint venture. This capital distribution will be accreted over the expected five year life of the customer contracts and recorded as a gain and an increase in the investment in the joint venture. ODG recorded an income tax provision during fiscal 2008 of $1.1 million for the taxable gain recognized by ODG related to the $2.6 million contribution of customer contracts and content licenses to and the reimbursement of previously paid costs from the joint venture.

ODG entered into a Service Agreement with the joint venture whereby ODG provides content aggregation, distribution, marketing and administration services to the joint venture under an arm’s length fee structure. For the year ended January 31, 2008, ODG recorded revenues of $1.0 million (USD equivalent), related to the Service Agreement. ODG’s share of profits from this agreement in proportion to its equity ownership interest is eliminated in consolidation.

The Shareholder’s Agreement requires ODG to provide cash contributions up to $4.2 million (USD equivalent) upon the request of the joint venture’s management and approval by the shareholders of the joint venture. ODG recorded its proportionate share of the joint venture’s losses for the fiscal year ended January 31, 2008 of $490,000. Due to the capital distribution and ODG’s share of the joint venture’s net loss exceeding the book value of its investment in the joint venture, the investment is recorded as a long-term liability of $1.3 million at January 31, 2008.

8.	Goodwill and Intangible Assets

At January 31, 2008 and 2007, the Company had goodwill of $29.5 million and $23.7 million, respectively. The change in the carrying amount of goodwill for the years ended January 31, 2008 and 2007 are as follows:

	Broadband Segment	Services Segment	Total
	(in thousands)
Balance at January 31, 2006	$11,169	$9,210	$20,379
Contingent consideration—ODG goodwill	—	2,287	2,287
Goodwill acquired—ODG	—	15	15
Foreign exchange impact on goodwill	—	1,045	1,045

Balance at January 31, 2007	11,169	12,557	23,726
Contingent consideration—ODG goodwill	—	8,105	8,105
Sale of equity investment in FilmFlex		(2,533)	(2,533)
Foreign exchange impact on goodwill	—	173	173

Balance at January 31, 2008	$11,169	$18,302	$29,471

At January 31, 2008 and 2007, the Company had recorded net intangible assets of $6.8 million and $13.1 million respectively, consisting of customer contracts, patents, completed technology and trademarks.

Intangible assets, net, consisted of the following:

Intangible Assets	Patents	Customer Contracts	Completed Technology	Trademark and Other	Total
	(in thousands)
Balance as of January 31, 2007	$5,423	$19,119	$3,058	$1,034	$28,634
Sale of equity investment in FilmFlex	—	(4,832)	—	—	(4,832)
Foreign exchange impact	—	105	10	4	119

Balance as of January 31, 2008	$5,423	$14,392	$3,068	$1,038	$23,921

Accumulated Amortization	Patents	Customer Contracts	Completed Technology	Trademark and Other	Total
	(in thousands)
Balance as of January 31, 2007	$5,423	$7,533	$1,972	$652	$15,580
Current period amortization	—	2,842	441	160	3,443
Sale of equity investment in FilmFlex	—	(1,943)	—	—	(1,943)
Foreign exchange impact	—	29	2	1	32

Balance as of January 31, 2008	$5,423	$8,461	$2,415	$813	$17,112

Intangible Assets, net, as of January 31, 2008	$—	$5,931	$653	$225	$6,809

Estimated useful lives and the amortization basis for the intangible assets are as follows:

Estimated Useful Life and Amortization Basis
Patents	2 - 4 years using straight-line basis
Customer contracts	1 - 8 years using economic consumption life basis
Completed technology	4 - 6 years using economic consumption life basis
Trademarks and other	5 years using economic consumption life basis

Amortization expense for intangible assets was $3.4 million, $6.3 million and $2.5 million for the years ended January 31, 2008, 2007 and 2006, respectively. In the years ended January 31, 2008, 2007, and 2006, $306,000, $643,000 and $297,000, respectively, were charged to cost of product revenues. In the years ended January 31, 2008, 2007, and 2006, $3.1 million, $5.7 million and $2.2 million, respectively, were charged to operating expense. Amortization expense is estimated to be approximately $1.9 million in fiscal 2009, $2.2 million in fiscal 2010, $1.3 million in fiscal 2011, $600,000 in fiscal 2012 and $600,000 in fiscal 2013.

9.	Lines of Credit and Long-Term Bank Debt

On August 17, 2007, Citizens Bank (a subsidiary of the Royal Bank of Scotland Group plc) extended the Company’s $15.0 million revolving line of credit from August 31, 2007 through October 2008. Loans made under this revolving line of credit bear interest at a rate per annum equal to the bank’s prime rate. Borrowings under this line of credit are collateralized by substantially all of the Company’s assets. The loan agreement requires that we provide Citizens Bank with certain periodic financial reports and comply with certain financial ratios including a minimum level of earnings before interest, taxes and depreciation and amortization on a trailing twelve month basis, when amounts are outstanding under the loan agreement. As of January 31, 2008, the Company was in compliance with the financial covenants and there are currently no amounts outstanding under the revolving line of credit.

10.	Income Taxes

The components of income (loss) before income taxes are as follows:

	Year ended January 31,
	2008	2007	2006
	(in thousands)
Domestic	$(13,191)	$(11,454)	$(18,424)
Foreign	17,106	313	3,245

	$3,915	$(11,141)	$(15,179)

The components of the income tax (expense) benefit are as follows:

	Year ended January 31,
	2008	2007	2006
	(in thousands)
Current benefit (expense):
Federal	$(192)	$1,188	$3,380
State	—	—	—
Foreign	(2,985)	(49)	(439)

	(3,177)	1,139	2,941

Deferred benefit (expense):
Federal	—	—	—
State	—	—	—
Foreign	1,021	493	—

	1,021	493	—

	$(2,156)	$1,632	$2,941

The income tax (expense) benefit computed using the federal statutory income tax rate differs from SeaChange’s effective tax rate primarily due to the following:

	Year ended January 31,
	2008	2007	2006
	(in thousands)
Statutory U.S. federal tax rate	$(1,370)	$3,899	$5,295
State taxes, net of federal tax benefit	147	557	516
Change in valuation allowance	1,620	(3,869)	(4,385)
Non-deductible stock compensation expense	(465)	(996)	—
Other	83	314	(448)
Gain on transfer of intangible assets	(1,055)	—	—
Gain on sale of FilmFlex	(4,008)	—	—
Current year impact of FIN 48	(638)	—	—
Research and development tax credits	695	1,080	2,332
Foreign tax rate differential	2,836	647	(369)

	$(2,156)	$1,632	$2,941

SeaChange’s effective tax rate was 55%, (15%), and (19%) in the years ended January 31, 2008, 2007 and 2006, respectively. For the fiscal year 2008, the income tax provision was primarily attributable to the $1.1 million taxable gains recorded in the first quarter of fiscal 2008 for the On Demand Group’s (ODG) U.K. operation related to the transfer of assets to and the reimbursement of previously paid costs from On Demand Deutschland

GmbH & Co. KG, the German joint venture formed in February 2007 with Tele-Munchen Fernseh GmbH & Co. Produktionsgesellschaft and to gain on the sale of the Company’s investment in FilmFlex the fourth quarter of fiscal 2008 for $4.0 million.

For the fiscal year 2007, the income tax benefit was primarily attributable to $315,000 of net operating losses generated during the fiscal year that were expected to be carried back to recover taxes paid in prior years and the change in estimate of the prior year’s tax provision relating to the tax benefit booked for the fiscal 2006 federal loss carryback versus the actual cash refund received of $422,000.

The components of deferred income taxes are as follows:

	January 31, 2008	January 31, 2007
	(in thousands)
Deferred tax assets:
Inventories	$2,194	$1,880
Allowance for doubtful accounts	185	140
Deferred revenue	1,189	1,256
Accrued litigation reserve and patent costs	571	616
Accrued expenses	809	428
Capitalized intangible costs	1,448	1,475
Stock-based compensation expense	1,034	450
Various tax credit carryforwards—federal and state	4,857	4,162
Federal net operating loss carryforwards	146	4,102
State net operating loss carryforwards	1,023	1,023
Foreign net operating loss carryforwards	835	394
Other	11	192

Deferred tax assets	14,302	16,118
Less: Valuation allowance	(13,319)	(14,712)

Net deferred tax assets	983	1,406
Deferred tax liabilities:
Property and equipment	822	1,268
Intangible assets	320	1,469
Other	153	—

Deferred tax liabilities	1,295	2,737

Total net deferred tax liabilities	$312	$1,331

The net deferred tax liabilities decreased by $1.0 million during the year ended January 31, 2008 primarily as a result of the sale by the Company of its investment in FilmFlex Movies, Ltd. in December 2007. The deferred tax liabilities that were recorded for FilmFlex as part of the acquisition of ODG were reversed as a result of the FilmFlex divestiture. In addition certain deferred tax assets related to intercompany profit eliminations with FilmFlex were removed resulting in the net decrease in deferred tax liabilities. The deferred tax assets for U.S. net operating losses decreased due to the full utilization of the tax loss carryforwards during the fiscal 2008 year. However, this decrease was entirely offset by a corollary decrease to the valuation allowance resulting in no net impact to the deferred tax balances.

SeaChange reviews quarterly the adequacy of the valuation allowance for deferred tax assets. At January 31, 2008, the Company assessed the need for a valuation allowance based on all available evidence and, as a result, maintained a full valuation allowance against the U.S. deferred tax assets primarily due to the significant ongoing uncertainties surrounding the ability of the U.S. entity, SeaChange International, Inc., to generate pre-tax income for fiscal 2009 and thereafter. The significant uncertainties surrounding the ability of the U.S. entity to generate pre-tax income in future years includes the timing and magnitude of orders from new customers located primarily outside the United States and from the existing world-wide base. In addition, there may continue to be pricing pressures and competitive new products from existing competitors across all product lines. Revenues for fiscal year 2009 are also dependent upon the timely introduction and customer acceptance of new products within each of the product families. If SeaChange generates sufficient pre-tax income in the future, some portion or all of the valuation allowance could be reversed and a corresponding increase in net income would be reported in future periods.

In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48). FIN 48 supersedes SFAS No. 5, Accounting for Contingencies, as it relates to income tax liabilities and lowers the minimum threshold a tax position is required to meet before being recognized in the financial statements from “probable” to “more likely than not” (i.e., a likelihood of occurrence greater than fifty percent). Under FIN 48, the recognition threshold is met when an entity concludes that a tax position, based solely on its technical merits, is more likely than not to be sustained upon examination by the relevant taxing authority. Those tax positions failing to qualify for initial recognition are recognized in the first interim period in which they meet the more likely than not standard, or are resolved through negotiation or litigation with the taxing authority, or upon expiration of the statute of limitations. Derecognition of a tax position that was previously recognized occurs when an entity subsequently determines that a tax position no longer meets the more likely than not threshold of being sustained.

Under FIN 48, only the portion of the liability that is expected to be paid within one year is classified as a current liability. As a result, liabilities expected to be resolved without the payment of cash (e.g., resolution due to the expiration of the statute of limitations) or are not expected to be paid within one year are not classified as current. It is the Company’s policy to record estimated interest and penalties as income tax expense and tax credits as a reduction in income tax expense.

FIN 48 was adopted by the Company on February 1, 2007, at which time differences between the amounts recognized in the financial statements prior to the adoption of FIN 48 and the amounts recognized after adoption were accounted for as a cumulative effect adjustment recorded to the beginning balance of retained earnings. As a result of this implementation, the Company recognized a $456,000 increase to reserves for uncertain tax positions. This increase was accounted for as an adjustment to the beginning balance of retained earnings in the first quarter ended April 30, 2007.

As of February 1, 2007, the Company had $5.0 million of total gross unrecognized tax benefits (before consideration of any valuation allowance). Of this total, $1.0 million represents the amount of unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in future periods.

For the twelve month period ended January 31, 2008, the Company recognized an additional tax expense for unrecognized tax benefits by $638,000. None of the amounts included in the balance of unrecognized tax benefits at January 31, 2008 of $1.7 million are related to tax positions for which it is reasonably possible that the total amounts could significantly change during the next twelve months.

The Company recognizes accrued interest and penalties related to uncertain tax positions in income tax expense. A reconciliation of the beginning and ending balance of the total amounts of gross unrecognized tax benefits, excluding interest of $385,000 is as follows (in thousands):

Gross unrecognized tax benefits as of January 31, 2007	$401
Cumulative effect upon adoption of FIN 48	456
Amounts resulting in decreases to the valuation allowance and not related to long term taxes	3,915

Balance of gross unrecognized tax benefits as of February 1, 2007	4,772
Gross amounts of increases in unrecognized tax benefits as a result of tax positions taken in prior periods	—
Gross amounts of increases in unrecognized tax benefits as a result of tax positions taken in the current period	448
Gross amounts of decreases in unrecognized tax benefits relating to settlements with taxing authorities	—
Gross amounts of decreases in unrecognized tax benefits as a result of the expiration of the applicable statute of limitations	(2)

Balance of gross unrecognized tax benefits as of January 31, 2008	$5,218

As of January 31, 2008, the Company is subject to U.S. Federal income tax examinations for the tax years 2004 through 2007. In addition, the Company is subject to state and local income and non-US (primarily the United Kingdom) tax examinations for the tax years 2003 through 2007 and the tax years 2001 through 2007, respectively.

At January 31, 2008, the Company has indefinitely reinvested $25.8 million of the cumulative undistributed earnings of certain foreign subsidiaries. Approximately $9.7 million of such earnings would be subject to U.S. taxes if repatriated to the U.S. Through January 31, 2008, the Company has not provided deferred income taxes on the undistributed earnings of its foreign subsidiaries because such earnings are considered to be indefinitely reinvested outside the U.S. Non-US income taxes are, however, provided on those foreign subsidiaries’ undistributed earnings. Determination of the potential deferred income tax liability on these undistributed earnings in not practicable because such liability, if any, is dependent on circumstances existing if and when remittance occurs.

At January 31, 2008, SeaChange had state and foreign net operating loss carryforwards of $30.0 million, and $3.1 million respectively, which can be used to offset future tax liabilities and expire at various dates through 2028. Utilization of these net operating loss carryforwards may be limited pursuant to provisions of the respective local jurisdiction.

At January 31, 2008, SeaChange had federal and state research and development credit carryforwards of $3.4 million and $755,000, respectively and state investment tax credit carryforwards of $152,000. The federal credit carryforwards will expire at various dates through 2028 if not utilized. Certain state credit carryforwards will expire at various dates through 2023 if not utilized, while certain other state credit carryforwards may be carried forward indefinitely. Utilization of these credit carryforwards may be limited pursuant to provisions of the respective local jurisdiction. SeaChange also has alternative minimum tax credit carryforwards of $558,000 which is available to reduce future federal regular income taxes, if any, over an indefinite period.

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

Stock Repurchase Program

Subsequent to the Company’s fiscal 2008 year end, on February 13, 2008, SeaChange International’s Board of Directors authorized the repurchase of up to $20 million of its common stock through a share repurchase program. As authorized by the program, shares will be purchased through the open market or through privately negotiated transactions, and in a manner consistent with applicable securities laws and regulations. This stock repurchase program does not obligate the Company to acquire any specific number of shares and may be suspended or discontinued at any time. All repurchases are expected to be funded from the Company’s current cash and investments balances. The Company does not intend to repurchase any shares from its management team or other insiders.

Accumulated Other Comprehensive Income (Loss)

SeaChange’s accumulated other comprehensive income (loss) is as follows:

	January 31, 2008	January 31, 2007
	(in thousands)
Accumulated other comprehensive income (loss)
Accumulated unrealized gain (loss) on marketable securities	$435	$(14)
Accumulated foreign currency translation adjustments	1,788	1,589

Total	$2,223	$1,575

12.	Commitments and Contingencies

SeaChange leases certain of its operating facilities and certain office equipment under non-cancelable capital and operating leases, which expire at various dates through 2012. Rental expense under operating leases was $3.1 million, $1.7 million and $1.8 million for the years ended January 31, 2008, 2007 and 2006, respectively. Future commitments under minimum lease payments as of January 31, 2008 are as follows:

Operating Leases
(in thousands)
Fiscal Year ended January 31, 2009	$3,088
2010	1,092
2011 and beyond	333

Minimum lease payments	$4,513

SeaChange has non-cancelable purchase commitments for its inventories of approximately $6.6 million at January 31, 2008.

Guarantees and Indemnification Obligations

SeaChange provides indemnification, to the extent permitted by law, to its officers, directors, employees and agents for liabilities arising from certain events or occurrences while the officer, director, employee, or agent is or was serving at SeaChange’s request in such capacity. With respect to acquisitions, SeaChange provides indemnification to or assumes indemnification obligations for the current and former directors, officers and employees of the acquired companies in accordance with the acquired companies’ bylaws and charter. As a matter of practice, SeaChange has maintained directors and officers’ liability insurance including coverage for directors and officers of acquired companies.

SeaChange enters into agreements in the ordinary course of business with customers, resellers, distributors, integrators and suppliers. Most of these agreements require SeaChange to defend and/or indemnify the other party against intellectual property infringement claims brought by a third party with respect to SeaChange’s products. From time to time, SeaChange also indemnifies customers and business partners for damages, losses and liabilities they may suffer or incur relating to personal injury, personal property damage, product liability, and environmental claims relating to the use of SeaChange’s products and services or resulting from the acts or omissions of SeaChange, its employees, authorized agents or subcontractors. For example, SeaChange has received requests from several of its customers for indemnification of patent litigation claims asserted by Acacia Media Technologies, USA Video Technology Corporation and VTran Media Technologies. Management performed an analysis of these requests under Statement of Financial Accounting Standards No. 5, Accounting for Contingencies (“SFAS 5”) and determined that as of January 31, 2008 $120,000 was estimable and probable and has recorded an accrual.

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

SeaChange sponsors a 401(k) retirement savings plan (the “Plan”). Participation in the Plan is available to full-time employees who meet eligibility requirements. Eligible employees may contribute up to 25% of their annual salary, subject to certain limitations. SeaChange matches contributions up to 25% of the first 6% of compensation contributed by the employee to the Plan. During the fiscal years ended January 31, 2008, 2007 and

2006, SeaChange contributed $566,000, $482,000 and $451,000, respectively, to the Plan. Beginning in March 2008, SeaChange will match contributions up to 30% of the first 6% of compensation.

14.	Quarterly Results of Operations—Unaudited

The following table sets forth certain unaudited quarterly results of operations for the fiscal years ended January 31, 2008 and 2007. In the opinion of management, this information has been prepared on the same basis as the audited consolidated financial statements and all necessary adjustments, consisting only of normal recurring adjustments, have been included in the amounts stated below to present fairly the quarterly information when read in conjunction with the audited consolidated financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K. The quarterly operating results are not necessarily indicative of future results of operations.

	Three months ended
	April 30 2006	July 31 2006	October 31 2006	January 31 2007	April 30 2007	July 31 2007	October 31 2007	January 31 2008
	(in thousands except for per share data)
Revenue	$33,241	$45,766	$42,254	$40,073	$38,844	$44,194	$49,024	$47,831
Gross profit	15,434	23,784	19,525	17,068	17,817	15,145	24,278	23,724
Operating expenses	21,485	22,777	21,820	22,075	21,822	23,691	21,290	22,204
Net (loss) income	(4,329)	933	(1,152)	(3,689)	(4,583)	(7,850)	3,305	12,030
Earnings (loss) per share—Basic	(0.15)	0.03	(0.04)	(0.13)	(0.16)	(0.27)	0.11	0.40
Earnings (loss) per share—Diluted	(0.15)	0.03	(0.04)	(0.13)	(0.16)	(0.27)	0.11	0.40

Schedule II

SEACHANGE INTERNATIONAL, INC.

VALUATION OF QUALIFYING ACCOUNTS AND RESERVES

Recovery represents amounts collected from customers whose accounts receivable balances had previously been reserved.

	Balance at beginning of period	Charged to costs and expenses	Deductions and write-offs	Other adjustments	Balance at end of period
	(Amounts in thousands)
Accounts Receivable Allowance:
Year ended January 31, 2006	$649	$100	$(154)	$(190)	$405
Year ended January 31, 2007	405	403	(305)	(37)	466
Year ended January 31, 2008	466	486	(224)	(65)	663

	Balance at beginning of period	Additions	Deletions	Adjustments	Balance at end of period
	(Amounts in thousands)
Deferred Tax Assets Valuation Allowance:
Year ended January 31, 2006	$11,562	$3,882	$—	$—	$15,444
Year ended January 31, 2007	15,444	6,702	—	(3,361)	18,785
Year ended January 31, 2008	18,785	—	(1,393)	(4,073)	13,319