Form 10-Q
period 2008-04-30
SEACHANGE INTERNATIONAL INC
filed 2008-06-09
CIK 1019671

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2008

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

The number of shares outstanding of the registrant’s Common Stock on June 5, 2008 was 30,819,896.

SEACHANGE INTERNATIONAL, INC.

PART I – FINANCIAL INFORMATION

ITEM 1.	Financial Statements

SEACHANGE INTERNATIONAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	April 30, 2008	January 31, 2008
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$52,147	$63,359
Marketable securities	20,065	19,266
Accounts receivable, net of allowance for doubtful accounts of $870 at April 30, 2008 and $799 at January 31, 2008,	42,629	28,376
Unbilled receivables	5,950	7,367
Inventories, net	16,626	14,315
Prepaid expenses and other current assets	3,265	2,656

Total current assets	140,682	135,339
Property and equipment, net	27,491	28,066
Marketable securities	6,749	5,272
Investments in affiliates	13,227	12,668
Intangible assets, net	6,317	6,809
Goodwill	29,398	29,471
Other assets	322	271

Total assets	$224,186	$217,896

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$12,172	$9,636
Income taxes payable	585	1,625
Other accrued expenses	8,915	17,387
Customer deposits	1,152	1,259
Deferred revenues	24,685	19,103
Deferred tax liabilities	92	93

Total current liabilities	47,601	49,103
Distribution and losses in excess of investment	1,746	1,458
Deferred tax liabilities and income taxes payable	2,060	1,933

Total liabilities	51,407	52,494

Commitments and contingencies (Note 6)
Stockholders’ equity:
Convertible preferred stock, $0.01 par value; 5,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.01 par value; 30,867,640 and 29,904,311 shares issued and outstanding at April 30, 2008 and January 31, 2008 respectively	312	299
Additional paid-in capital	200,920	191,627
Treasury Stock, at cost 322,459 and 39,784 shares at April 30, 2008 and January 31, 2008, respectively	(1,982)	—
Accumulated deficit	(28,404)	(28,747)
Accumulated other comprehensive income	1,933	2,223

Total stockholders’ equity	172,779	165,402

Total liabilities and stockholders’ equity	$224,186	$217,896

The accompanying notes are an integral part of these condensed consolidated financial statements.

SEACHANGE INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share data)

(unaudited)

	Three Months Ended
	April 30, 2008	April 30, 2007
Revenues:
Product	$26,994	$20,928
Services	18,390	17,916

	45,384	38,844

Cost of revenues:
Product	10,725	9,362
Services	11,897	11,665

	22,622	21,027

Gross profit	22,762	17,817

Operating expenses:
Research and development	10,476	10,337
Selling and marketing	6,423	5,785
General and administrative	5,111	4,903
Amortization of intangibles	396	797

	22,406	21,822

Income (loss) from operations	356	(4,005)
Interest and other income, net	695	467

Income (loss) before income taxes and equity income in earnings of affiliates	1,051	(3,538)
Income tax expense	(425)	(1,263)
Equity (loss) income in earnings of affiliates, net of tax	(283)	218

Net income (loss)	$343	$(4,583)

Earnings (loss) per share:
Basic	$0.01	$(0.16)

Diluted	$0.01	$(0.16)

Weighted average common shares outstanding:
Basic	30,477	29,389

Diluted	30,817	29,389

The accompanying notes are an integral part of these condensed consolidated financial statements.

SEACHANGE INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended
	April 30, 2008	April 30, 2007
Net income (loss)	$343	$(4,583)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	1,728	2,030
Amortization of intangibles and capitalized software	588	1,156
Inventory valuation charge	260	274
Allowance for doubtful accounts receivable	70	75
Discounts earned and amortization of premiums on marketable securities	15	(25)
Equity loss (income) in earnings of affiliates	283	(218)
Stock-based compensation	869	751
Deferred income taxes	121	794
Changes in operating assets and liabilities:
Accounts receivable	(14,676)	1,146
Unbilled receivables	1,417	(923)
Inventories	(3,011)	(2,340)
Income taxes receivable	35	26
Prepaid expenses and other assets	(789)	(1,117)
Accounts payable	(384)	377
Income taxes payable	713	438
Accrued expenses	(372)	730
Customer deposits	(107)	5,660
Deferred revenues	5,583	(2,260)
Other	21	(4)

Net cash (used in) provided by operating activities	(7,293)	1,987

Cash flows from investing activities:
Purchases of property and equipment	(715)	(875)
Proceeds from sale of property and equipment	—	468
Purchases of marketable securities	(11,355)	(7,723)
Proceeds from sale and maturity of marketable securities	9,974	12,183
Acquisition of businesses and payment of contingent consideration	—	(154)
Capital distribution from investment in affiliate	(227)	869

Net cash (used in) provided by investing activities	(2,323)	4,768

Cash flows from financing activities:
Purchase of treasury stock	(1,823)	—
Proceeds from issuance of common stock	330	136

Net cash provided by financing activities	(1,493)	136

Effect of exchange rates on cash	(103)	108

Net (decrease) increase in cash and cash equivalents	(11,212)	6,999
Cash and cash equivalents, beginning of period	63,359	31,179

Cash and cash equivalents, end of period	$52,147	$38,178

Supplemental disclosure of non-cash activities:
Transfer of items originally classified as inventories to equipment	$440	$305
Issuance of equity for ODG contingent consideration (Note 5)	8,150	—
Conversion of accounts receivable to investment in affiliate	332	—

The accompanying notes are an integral part of these condensed consolidated financial statements.

SEACHANGE INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements as of April 30, 2008 and for the three months ended April 30, 2008 and 2007 include the accounts of SeaChange International, Inc. and its subsidiaries (“SeaChange” or the “Company”). SeaChange believes that the unaudited condensed consolidated financial statements reflect all adjustments (consisting of only normal recurring adjustments), necessary for a fair statement of SeaChange’s financial position, results of operations and cash flows at the dates and for the periods indicated. The results of operations for the periods presented are not necessarily indicative of results expected for the full fiscal year or any other future periods. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes for the year ended January 31, 2008, filed on April 14, 2008 included in SeaChange’s Annual Report on Form 10-K for such fiscal year. The balance sheet at January 31, 2008 was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America.

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

The Company’s investments in affiliates include investments accounted for under the cost method and the equity method of accounting. The investments that represent less than a 20% ownership interest of the common shares of the affiliate are carried at cost. Under the equity method of accounting, which generally applies to investments that represent 20% to 50% ownership of the common shares of the affiliate, SeaChange’s proportionate ownership share of the earnings or losses of the affiliate are included in equity income (loss) in earnings of affiliates in the condensed consolidated statement of operations.

3. Fair Value Measurements

The Company adopted the provisions of SFAS 157 and FSP FAS 157-2 on February 1, 2008. The adoption of these pronouncements did not have a material effect on the Company’s financial position or results of operations. Accordingly, the Company is continuing to apply SFAS 115, Accounting for Certain Investments in Debt and Equity Securities (SFAS 115) for its available for sale securities with offsetting unrealized gains and losses reported in other comprehensive income or loss. Per SFAS 157, the Company is providing fair value measurement disclosures of its available for sale securities in accordance with one of three levels of fair value measurement.

SFAS 157 defines fair value to be the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date and emphasizes that fair value is a market-based measurement, not an entity-specific measurement. It establishes a fair value hierarchy and expands disclosures about fair value measurements in both interim and annual periods. SFAS 157 enables the reader of the financial statements to assess the inputs used to develop fair value measurements by establishing a hierarchy for ranking the quality and reliability of the information used to determine fair values. FSP FAS 157-2 defers the effective date of SFAS 157 until January 2009 for non-financial assets and non-financial liabilities that are recognized or disclosed in the financial statements on a nonrecurring basis. SFAS 157 requires that assets and liabilities carried at fair value will be classified and disclosed in one of the following three categories:

Level 1: Quoted market prices in active markets for identical assets or liabilities.

Level 2: Observable market based inputs or unobservable inputs that are corroborated by market data.

Level 3: Unobservable inputs that are not corroborated by market data.

The Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of April 30, 2008 are as follows:

	April 30, 2008	Fair Value Measurements Using
		Level 1	Level 2	Level 3
	(in thousands)
Financial assets:
Available for sale marketable securities:
Current marketable securities	$20,065	$20,065	$—	$—
Non-current marketable securities	6,749	6,749	—	—

Total	$26,814	$26,814	$—	$—

The company relies on mark to market valuations to record the fair value of the Company’s available for sale security assets and are measured under a Level 1 input. These assets are publicly traded equity securities for which market prices are readily observable and recorded under the guidelines of SFAS 115.

4. Inventories

Inventories consist of the following:

	Three months ended
	April 30, 2008	January 31, 2008
	(in thousands)
Components and assemblies	$11,932	$9,979
Finished products	4,694	4,336

Total inventory	$16,626	$14,315

5. Investments in Affiliates

On Demand Deutschland GmbH & Co. KG

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

ODG entered into a Service Agreement with the joint venture whereby ODG provides content aggregation, distribution, marketing and administration services to the joint venture under an arm’s length fee structure. In the three months ended April 30, 2008 and April 30, 2007, ODG recorded revenues of $581,000 and $233,000 (USD equivalent) respectively, related to the Service Agreement. ODG’s share of profits from this agreement in proportion to its equity ownership interest is eliminated in consolidation.

The Shareholder’s Agreement requires ODG to provide cash contributions up to $4.2 million (USD equivalent) upon the request of the joint venture’s management and approval by the shareholders of the joint venture. ODG recorded its proportionate share of the joint venture’s losses for the three months ending April 30 2008 and April 30, 2007 of $283,000 and $100,000 respectively. Due to the capital distribution and ODG’s share of the joint venture’s net loss exceeding the book value of its investment in the joint venture, the investment is recorded as a long-term liability of $1.6 million and $866,000 at April 30, 2008 and April 30, 2007, respectively.

InSite One

In April 2008, the Company converted the outstanding accounts receivable balance of $432,000 as of January 31, 2008 for $100,000 and 474,300 shares of InSite One’s Series E Convertible Preferred Stock owed to the Company by InSite One. The Company has approximately 12% share of the total capital stock of InSite One. SeaChange accounts for this investment under the cost method of accounting.

6. Commitments and Contingencies

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

SeaChange enters into agreements in the ordinary course of business with customers, resellers, distributors, integrators and suppliers. Most of these agreements require SeaChange to defend and/or indemnify the other party against intellectual property infringement claims brought by a third party with respect to SeaChange’s products. From time to time, SeaChange also indemnifies customers and business partners for damages, losses and liabilities they may suffer or incur relating to personal injury, personal property damage, product liability, and environmental claims relating to the use of SeaChange’s products and services or resulting from the acts or omissions of SeaChange, its employees, authorized agents or subcontractors. For example, SeaChange has received requests from several of its customers for indemnification of patent litigation claims asserted by Acacia Media Technologies, USA Video Technology Corporation and VTran Media Technologies. Management performed an analysis of these requests under Statement of Financial Accounting Standards No. 5, Accounting for Contingencies (“SFAS 5”) and determined that, as of April 30, 2008, $148,000 was estimable and probable and has recorded an accrual.

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

7. Segment Information

Until the end of fiscal 2008, the Company was managed and operated as three segments, Broadcast, Broadband and Services. In its first quarter of fiscal 2009, the Company realigned its previously reported segments into three new reporting segments: Software, Servers and Storage, and Media Services, as segments as defined by SFAS No. 131, Disclosure about Segments of an Enterprise and Related Information. The Company believes this reorganization better reflects the increasing importance and magnitude of its software products and services as well as the scale of its subsidiary, The On Demand Group, Limited (“ODG”). A description of the three new reporting segments is as follows:

•

Software segment includes product revenues from the Company’s Advertising, VOD, Middleware and Broadcast software, related services such as professional services, installation, training, project management, product maintenance, technical support and software development for those software products, and operating expenses relating to the Software segment such as research and development, selling and marketing and amortization of intangibles.

•

Servers and Storage segment includes product revenues from the VOD and Broadcast server product lines and related services such as professional services, installation, training, project management, product maintenance, and technical support for those products and operating expenses relating to the Servers and Storage segment, such as research and development and selling and marketing.

•	Media Services segment includes the operations of ODG including content acquisition, and preparation services for television service providers and related operating expenses.

Under this revised reporting structure, the Company further determined that there are significant functions, and therefore costs, that are considered corporate expenses and are not allocated to the reportable segments for the purposes of assessing performance and making operating decisions. These unallocated costs include general and administrative expenses, other than general and administrative expenses related to ODG, interest, taxes and equity earnings in affiliates, which are managed separately at the corporate level.

The segment data for the first quarter of fiscal 2008 has been recast to reflect the realignment of the new segments. Prior to fiscal 2009, services revenues, which included ODG revenues, were reported in the Services segment and the Company did not separately track these service revenues and costs by these new segments, except for ODG. Accordingly, management has made certain assumptions to determine the amount of service revenues and service costs attributed to the Software and Servers and Storage reporting segments for the first quarter of fiscal 2008. The basis of the assumptions for all such revenues, costs and expenses includes significant judgments and estimations. There are no inter-segment revenues for the periods shown below. The Company does not separately track all assets by operating segments nor are the segments evaluated under this criterion. The following summarizes the revenues, gross profit, operating expenses and income from operations by reportable segment:

	Three months ended
	April 30, 2008	April 30, 2007
Software
Revenue:
Products	$19,153	$15,337
Services	10,910	10,491

Total revenue	30,063	25,828
Gross profit	16,496	14,087
Operating expenses:
Research and development	8,187	7,042
Selling and marketing	3,720	3,208
Amortization of intangibles	364	537

	12,271	10,787

Income from operations	$4,225	$3,300

Servers and Storage
Revenue:
Products	$7,841	$5,591
Services	3,466	3,042

Total revenue	11,307	8,633
Gross profit	5,599	3,096
Operating expenses:
Research and development	2,289	3,295
Selling and marketing	2,673	2,516

	4,962	5,811

Income (loss) from operations	$637	$(2,715)

Media Services
Service revenue	$4,014	$4,383
Gross profit	667	634
Operating expenses:
Selling and marketing	30	61
General and administrative	815	585
Amortization of intangibles	32	260

	877	906

Loss from operations	$(210)	$(272)

Unallocated Corporate
Operating expenses:
General and administrative	$4,296	$4,318

Total unallocated corporate expenses	$4,296	$4,318

Consolidated income (loss) from operations	$356	$(4,005)

The following table summarizes revenues by geographic locations:

	Three months ended
	April 30, 2008	April 30, 2007
	(in thousands)
Revenues:
United States of America	$31,484	$24,816
United Kingdom	7,727	7,391
Canada and South America	957	2,660
Europe and Middle East (excluding the United Kingdom)	1,860	2,101
Asia Pacific and other international locations	3,356	1,876

Total	$45,384	$38,844

The following summarizes revenues by significant customer where such revenue exceeded 10% of total revenues for the indicated period:

	Three months ended
	April 30, 2008	April 30, 2007
	(in thousands)
Customer A	27%	33%
Customer B	13%	16%

International sales accounted for approximately 31% and 36% of total revenues in the three-month periods ended April 30, 2008 and 2007, respectively. For the three months ended April 30, 2008 and 2007, the Company’s sales were made primarily in United States dollars. Therefore, SeaChange has not experienced any material impact from fluctuations in foreign currency exchange rates on its results of operations or financial position.

At April 30, 2008, two different customers accounted for approximately 30% and 15%, respectively, of the accounts receivable and unbilled receivables balances, and at January 31, 2008, two customers accounted for 23% and 18%, respectively, of SeaChange’s accounts receivable and unbilled receivables balances.

Goodwill allocated to the Company’s new reportable segments and changes in the carrying amount of goodwill for the first three months of fiscal 2009 were as follows:

	Goodwill
	Broadband	Services	Software	Servers & Storage	Media Services	Total
	(in thousands)
Balance at January 31, 2008	$11,169	$18,302	$—	$—	$—	$29,471
Reallocation	(11,169)	(18,302)	10,611	558	18,302	—
Cumulative Translation Adjustment			—		(73)	(73)

Balance at April 30, 2008	$—	$—	$10,611	$558	$18,229	$29,398

The goodwill reallocation shown in the table above relates to the reorganization of the Company’s reportable segments. The goodwill formerly included in the Broadband and Services segments was allocated between the Software, Servers and Storage and Media Services segments based on a relative fair value approach using management estimates of fair value of the segments. No impairment was recorded as a result of the change in segments.

8. Income Taxes

For the three months ended April 30, 2008, the Company recorded an income tax provision of $425,000 on a profit before tax of $1.1 million, resulting in an effective income tax provision rate of 40.4%. For the three months ended April 30, 2007, the Company recorded an income tax provision of $1.3 million on a loss before tax of $3.5 million, resulting in an effective income tax provision rate of (35.7%). Of this amount, $1.1 million was attributable to taxable gains for ODG’s transfer of assets to and the reimbursement of previously paid costs from On Demand Deutschland GmbH & Co. KG, the German joint venture formed in February 2007 with Tele-Munchen Fernseh GmbH & Co. Produktionsgesellschaft. In addition, the Company exhausted its U.S. tax benefit carry back potential in fiscal 2007, thus eliminating any recording of U.S. tax benefit for fiscal 2008.

As of April 30, 2008, the Company has maintained the full valuation allowance against its net U.S. deferred tax assets primarily due to the uncertainties related to the Company’s ability to generate sufficient pre-tax income for fiscal 2009 and thereafter. If SeaChange generates sufficient pre-tax income in the future, some portion or all of the valuation allowance could be reversed and a corresponding increase in net income would be reported in future periods.

9. Comprehensive Income (Loss)

The components of comprehensive income (loss) consisted of the following:

	Three months ended
	April 30, 2008	April 30, 2007
	(in thousands)
Net income (loss)	$343	$(4,583)
Other comprehensive income (loss):
Foreign currency translation adjustment	(176)	389
Unrealized gain on marketable securities	(114)	26

Other comprehensive (loss) income	(290)	415

Comprehensive income (loss)	$53	$(4,168)

10. Earnings (Loss) Per Share

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

4,565,799 stock options outstanding for the three months ended April 30, 2008 were anti-dilutive based on the Company’s stock price being lower that the option exercise price. The number of options that were anti-dilutive at April 30, 2007 as a result of the Company’s net losses were 4,262,365 shares. The dilutive effect was not included in the calculation for April 30, 2007 as a result.

Below is a summary of the shares used in calculating basic and diluted income (loss) per share for the periods indicated:

	Three months ended
	April 30, 2008	April 30, 2007
	(in thousands)
Weighted average shares used in calculating earnings per share—Basic	30,477	29,389
Dilutive common stock options	340	—

Weighted average shares used in calculating earnings per share—Diluted	30,817	29,389

11. Subsequent Events

On June 3, 2008 ODG executed an agreement to purchase a 9,000 square foot facility in London, UK for approximately GBP 2.7 million ($5.4 million equivalent). This facility will be used as office space for ODG personnel as well as housing content preparation activities. The closing is expected by the end of June. The Company plans to fund the purchase of this facility, together with the purchase of production and office equipment of approximately GBP 2.0 million ($4.0 million equivalent) with available cash.

12. Recently Issued Accounting Pronouncements

In December 2007, Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141(R) Business Combinations (“SFAS 141R”). SFAS 141R establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. SFAS 141R also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The guidance will become effective for fiscal years beginning after December 15, 2008. SFAS No. 141R is effective for the Company beginning February 1, 2009.

In December 2007, the FASB issued SFAS No. 160 Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51 (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. The guidance will become effective for fiscal years beginning after December 15, 2008. SFAS 160 is effective for the Company beginning February 1, 2009. The Company is currently assessing the impact that FASB 160 may have on its results of operations and financial position.

In March 2008, the FASB issued FASB Statement No. 161 (“SFAS 161”), Disclosures about Derivative Instruments and Hedging Activities. SFAS 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company is currently evaluating the impact of adopting SFAS 161 on its results of operations and financial position.

On May 9, 2008, the FASB issued FASB Statement No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS 162”). The new standard is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles (“GAAP”) for nongovernmental entities. Prior to the issuance of SFAS 162, GAAP hierarchy was defined for public accountants and their firms in the American Institute of Certified Public Accountants (AICPA) Statement on Auditing Standards (SAS) No. 69, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles”. SFAS 162 states that the GAAP hierarchy should be directed to entities because it is the entity (not its auditor) that is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP. SFAS 162 is effective 60 days following the Security Exchange Commission’s approval of the Public Company Accounting Oversight Board Auditing amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles”. The adoption of SFAS 162 is not expected to have a material impact on the Company’s position.

On December 12, 2007, the FASB ratified Emerging Issues Task Force (“EITF”) Issue No. 07-01, Accounting for Collaborative Arrangements (“EITF 07-01”). EITF 07-01 defines collaborative arrangements and establishes reporting requirements for transactions between participants in a collaborative arrangement and between participants in the arrangement and third parties. EITF 07-01 also establishes the appropriate income statement presentation and classification for joint operating activities and payments between participants, as well as the sufficiency of the disclosures related to these arrangements. EITF 07-01 is effective for fiscal years beginning after December 15, 2008 (February 1, 2009, for the Company). Companies are required to apply EITF 07-01 using a modified version of retrospective transition for those arrangements in place at the effective date. In addition, companies are required to report the effects of the application of EITF 07-01 as a change in accounting principle through retrospective application to all prior periods presented for all arrangements existing as of the effective date, unless it is impracticable to apply the effects of the change retrospectively. The Company is currently assessing the impact that EITF 07-01 may have on its results of operations and financial position.

On April 25, 2008, the FASB issued FASB Staff Position (“FSP”) FAS 142-3, Determination of the Useful Life of Intangible Assets, which revises the factors that an entity should consider to develop renewal or extension assumptions used in determining the useful life of a recognized intangible asset. The FSP amends paragraph 11(d) of FSAS 142. The FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008 (February 1, 2009, for the Company) and for interim periods within those fiscal years. Early adoption is prohibited. Entities should apply the FSP’s guidance on determining the useful life of an intangible asset prospectively to recognized intangible assets acquired after the

FSP’s effective date. However, once effective, the FSP’s disclosure requirements apply prospectively to all recognized intangible assets, including those acquired before the FSP’s effective date. The Company is currently assessing the impact that FAS 142-3 may have on its results of operations and financial position.

Impact of the Recently Adopted Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurement (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value using generally accepted accounting principles, and expands disclosures about fair value measurements. This Statement does not require any new fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. Effective February 1, 2008 the Company has made additional disclosures upon the adoption of SFAS 157 regarding fair valuation of its investments for our available-for-sale marketable securities. The impact of this adoption did not materially affect the Company’s results of operations and financial position.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The impact of this adoption did not materially affect the Company’s results of operations and financial position.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Factors That May Affect Future Results

Any statements contained in this Form 10-Q that do not describe historical facts may constitute forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. These statements relate to future events or our future financial performance and are identified by words such as “may,” “will,” “could,” “should,” “expect,” “plan,” “intend,” “seek,” “anticipate,” “believe,” “estimate,” “potential,” or “continue” or other comparable terms or the negative of those terms. Forward-looking statements in this Form 10-Q include certain statements regarding the effect of certain accounting standards on our financial position and results of operations, the effect of certain legal claims against us, projected changes in our revenues, earnings and expenses, exchange rate sensitivity, interest rate sensitivity, liquidity, product introductions and general market conditions. Our actual future results may differ significantly from those stated in any forward-looking statements. Any such forward-looking statements contained herein are based on current expectations, but are subject to a number of risks and uncertainties that may cause actual results to differ materially from expectations. The factors that could cause actual future results to differ materially from current expectations include the following: the continued growth, development and acceptance of the video-on-demand market; the loss of one of our large customers; the cancellation or deferral of purchases of our products; the timing of significant customer orders; the length of our sales cycles; a decline in demand or average selling price for our broadband products; our ability to manage our growth; our ability to integrate businesses acquired by us; our ability to protect our intellectual property rights and the expenses that may be incurred by us to protect our intellectual property rights; an unfavorable result of current or future litigation; content providers limiting the scope of content licensed for use in the video-on-demand market; our ability to introduce new products or enhancements to existing products; our dependence on certain sole source suppliers and third-party manufacturers; our ability to obtain license or distribution rights for certain technologies; our ability to compete in our marketplace; our ability to respond to changing technologies; the risks associated with international sales; the performance of companies in which we have made equity investments, including Casa Systems, Inc., and On Demand Deutschland GmbH & Co. KG; changes in the regulatory environment and our ability to hire and retain highly skilled employees; our current ineligibility to use a registration statement on Form-S3; any weaknesses over internal controls over financial reporting; any additional tax liabilities; system errors, failures or interruptions. Further information on factors, including those listed above, that could cause actual results to differ from those anticipated is detailed in various filings made by us from time to time with the Securities and Exchange Commission, including but not limited to, those appearing in Part I, Item 1A. Risk Factors, in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 14, 2008. Any forward looking statements should be considered in light of those factors.

Overview

We are a leading developer, manufacturer and marketer of digital video systems and services including the management, aggregation, licensing, storage, and distribution of video, television, gaming and advertisement content to cable system operators, telecommunications companies and broadcast television companies.

Until the end of fiscal 2008, the Company was managed and operated as three segments, Broadcast, Broadband and Services. In its first quarter of fiscal 2009, the Company realigned its previously reported segments into three new reporting segments: Software, Servers and Storage, and Media Services as segments as defined by SFAS No. 131, Disclosure about Segments of an Enterprise and Related Information. The Company believes this reorganization better reflects the increasing importance and magnitude of its software products and services as well as the scale of its subsidiary, The On Demand Group Limited (“ODG”). A description of the three new reporting segments is as follows:

•

Software segment includes product revenues from the Company’s Advertising, VOD, Middleware and Broadcast software, related services such as professional services, installation, training, project management, product maintenance, technical support and software development for those software products, and operating expenses relating to the Software segment such as research and development, selling and marketing and amortization of intangibles.

•

Servers and Storage segment includes product revenues from VOD and Broadcast server product lines and related services such as professional services, installation, training, project management, product maintenance, and technical support for those products and operating expenses relating to the Servers and Storage segment, such as research and development and selling and marketing.

•	Media Services segment includes the operations of ODG including content acquisition, and preparation services for television service providers and related operating expenses.

Under this revised reporting structure, the Company determined there are significant functions, and therefore costs, that are considered corporate expenses and are not allocated to the reportable segments for the purposes of assessing performance and making operating decisions. These unallocated costs include general and administrative expenses, other than general and administrative expenses related to ODG, interest, taxes and equity earnings in affiliates, which are managed separately at the corporate level.

The Segment data for the first quarter of fiscal 2008 has been recast to reflect the realignment of the new segments. Prior to fiscal 2009, services revenues, which included ODG revenues, were reported in the Services segment and the Company did not separately track these service revenues and costs by these new segments, except for ODG. Accordingly, management has made certain assumptions to determine the amount of service revenues and service costs attributed to the Software and Servers and Storage reporting segments for the first quarter of fiscal 2008. The basis of the assumptions for all such revenues, costs and expenses includes significant judgments and estimations. There are no inter-segment revenues for the periods shown below. The Company does not separately track all assets by operating segments nor are the segments evaluated under this criterion.

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

Our operating results are significantly influenced by a number of factors, including the mix of products sold and services provided, pricing, costs of materials used in our products and the expansion of our operations during the fiscal year. We price our products and services based upon our costs and consideration of the prices of competitive products and services in the marketplace. The costs of our products primarily consist of the costs of components and subassemblies that have generally declined from product introduction to product maturity. As a result of the growth of our business, our operating expenses have historically increased in the areas of research and development, selling and marketing and administration. In the current state of the economy, we currently expect that customers may still have limited capital spending budgets as we believe they are dependent on advertising revenues to fund their capital equipment purchases. Accordingly, we expect our financial results to vary from quarter to quarter and our historical financial results are not necessarily indicative of future performance. In light of the higher proportion of our international business, we expect movements in foreign exchange rates to have a greater impact on our operating results and the equity section of our balance sheet in the future.

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

Results of Operations

The following table sets forth statement of operations data for the three months ended April 30, 2008 compared to the three months ended April 30, 2007.

	Three Months Ended
	April 30, 2008	April 30, 2007
	(in thousand)
Revenues:
Products	$26,994	$20,928
Services	18,390	17,916

	45,384	38,844

Costs and expenses:
Cost of product revenues	10,725	9,362
Cost of service revenues	11,897	11,665
Research and development	10,476	10,337
Selling and marketing	6,423	5,785
General and administrative	5,111	4,903
Amortization of intangibles	396	797

Income (loss) from operations	356	(4,005)
Interest and other income, net	695	467
Income (loss) before income taxes and equity income in earnings of affiliates	1,051	(3,538)
Income tax expense	(425)	(1,263)
Equity (loss) income in earnings of affiliates, net of tax	(283)	218

Net income (loss)	$343	$(4,583)

Revenues

The following table summarizes information about the Company’s reportable segment revenues for the three months ended April 30, 2008 and 2007. Segment data for April 30, 2007 is also presented on a basis consistent with the April 30, 2008 data and the changed reporting segment structure.

	Three months ended
	April 30, 2008	April 30, 2008	Increase (Decrease)
			$	%
	(in thousands, except for percentage data)
Software revenues:
Product	$19,153	$15,337	$3,816	25%
Services	10,910	10,491	419	4%

Total Software revenues	$30,063	$25,828	$4,235	16%

Servers and Storage revenues:
Product	$7,841	$5,591	$2,250	40%
Services	3,466	3,042	424	14%

Total Servers and Storage revenues	$11,307	$8,633	$2,674	31%

Media Services:
Services	$4,014	$4,383	$(369)	-8%
Total consolidated revenue:
Product	$26,994	$20,928	$6,066	29%
Services	18,390	17,916	474	3%

Total consolidated revenues	$45,384	$38,844	$6,540	17%

Product Revenues. Product revenues increased 29% to $27.0 million in the three months ended April 30, 2008 from $20.9 million in the three months ended April 30, 2007. Product revenues from the Software segment accounted for 71% and 73% of the total product revenue and the Servers and Storage segment, accounted for 29% and 27% of total product revenues in the three months ended April 30, 2008 and April 30, 2007, respectively.

Services Revenues. Our Services revenues increased 3% year over year to $18.4 million in the three months ended April 30, 2008 from $17.9 million in the three months ended April 30, 2007. Service revenues for the Software segment accounted for 59% of the total Services revenue in three months ended April 30, 2008 and April 30, 2007. Servers and Storage service revenue accounted for 19% and 17% of total services revenues in three months ended April 30, 2008 and April 30, 2007, respectively, while Media Services revenue accounted for 22% and 24% of total services revenues in three months ended April 30, 2008 and April 30, 2007, respectively. We expect revenues from services to continue to grow year-over-year from our expanding installed base of products and additional service offerings.

For the three months ended April 30, 2008 two customers accounted for more than 40% of our total revenues, and the same two customers accounted for more than 49% of our total revenues for the three months ended April 30, 2007. Revenue from each of these customers was comprised of Software and Servers and Storage segment revenues. We believe that a significant amount of our revenues will continue to be derived from a limited number of customers.

International sales accounted for approximately 31% and 36% of total revenues in the three months ended April 30, 2008 and April 30, 2007, respectively. The U.S. and the United Kingdom together accounted for 86% and 83% of total revenue for the three months ended April 30, 2008 and 2007, respectively. These orders were made primarily in United States dollars. We expect that international products and services revenues will remain a significant portion of our business in the future.

Software Revenues. Revenues from our Software segment for the three months ended April 30, 2008 increased $4.2 million, or a 16% increase from the three months ended April 30, 2007. The year over year growth was primarily due to increased software licensing revenue from shipments of Axiom, VODlink and our VOD hospitality software products which was partially offset by lower software revenues from Comcast. The 4% increase in services revenue for the Software segment was primarily due to VOD product maintenance contracts and other technical support services from a growing installed base of products.

Servers and Storage Revenues. Revenues from the Servers and Storage segment for the three months ended April 30, 2008 increased $2.7 million or 31% from related revenues in the three months ended April 30, 2007. The increase of product revenues in the three months ended April 30, 2008 of $2.2 million compared to the same quarter in the previous year was primarily due to higher Broadcast server revenue from Europe and Asia as well as $1.6 million of lower deferred revenue from Comcast tied to a higher level of contract undeliverables in the first quarter of fiscal 2008 compared to the first quarter of fiscal 2009. The 14% year over year increase in services revenue in our Servers and Storage segment is due to a larger installed base of our VOD and broadcast servers products.

Media Services. Revenues from Media Services decreased by approximately $400,000 or 8% in the three months ended April 30, 2008 compared to the three months ended April 30, 2007. The decrease in revenue was due primarily to lower ODG professional services from Latin American customers in the first quarter of fiscal 2009 compared to the first quarter of fiscal 2008.

Product Gross Profit. Costs of product revenues consist primarily of the cost of purchased material components and subassemblies, labor and overhead relating to the final assembly and testing of complete systems and related expenses. The gross profit percentage for products increased from 55% in the three months ended April 30, 2007 to 60% in three months ended April 30, 2008. The increase in product gross profit percentages between years is due mainly to a favorable product mix of higher margin software products in the first quarter of fiscal 2009 compared to the first quarter of fiscal 2008 along with lower manufacturing costs due to headcount and other cost reductions taken in the second fiscal quarter of last year.

Services Gross Profit. Cost of services revenues consist primarily of labor, materials and overhead relating to the installation, training, product maintenance and technical support, software development, and project management provided by us and costs associated with providing video content services. The gross profit percentage for services was flat at 35% compared to last year. We expect that Services gross profit will increase in the future due to the growing installed base of systems, but may be impacted by the timing of costs associated with our ongoing investment required to expand our service organization in order to support our installed base of products.

Software Revenues Gross Profit. Software segment gross margin was 55% in the three months ended April 30, 2008 and April 30, 2007.

Servers and Storage Gross Profit. Servers and Storage segment gross margin of 50% in the three months ended April 30, 2008 was fourteen points higher than in the three months ended April 30, 2007 due mainly to higher VOD and Broadcast server margins, resulting from improvements in manufacturing costs, favorable pricing and lower service personnel costs.

Media Services Gross Profit. Media Services segment gross margin of 17% in the three months ended April 30, 2008 was two points higher than in the three months ended April 30, 2007 due principally to a greater proportion of higher margin content aggregation services in the first quarter of fiscal 2009 compared to the first quarter of fiscal 2008.

Research and Development. Research and development expenses consist primarily of the compensation of development personnel, depreciation of development and test equipment and an allocation of related facilities expenses. Research and development expenses increased 1% from $10.3 million or 27% of total revenues, in the three months ended April 30, 2007, to $10.5 million or 23% of total revenues, in the three months ended April 30, 2008. The increase is primarily due to lower absorption of research and development expenses resulting from a decrease in software development revenue for the three months ended April 30, 2008, compared to the three months ended April 30, 2007. We expect that research and development will continue to increase in fiscal year 2009 as we continue development of new products and enhancements to existing products.

Selling and Marketing. Selling and marketing expenses consist primarily of compensation expenses, including sales commissions, travel expenses and certain promotional expenses. Selling and marketing expenses increased 11% from $5.8 million or 15% of total revenues, in the three months ended April 30, 2007, to $6.4 million, or 14% of total revenues, in the three months ended April 30, 2008. This increase is primarily due to increased staffing, and $300,000 of higher commission expense related to higher revenues.

General and Administrative. General and administrative expenses consist primarily of the compensation of executive, finance, human resource and administrative personnel, legal and accounting services and an allocation of related facilities expenses. In the three months ended April 30, 2008, general and administrative expenses increased to $5.1 million, or 11% of total revenues, from $4.9 million, or 13% of total revenues, in the three months ended April 30, 2007. The increase was primarily due to increased headcount related expenses at ODG compared to the same period in the prior fiscal year.

Amortization of intangible assets. Amortization expense consists of the amortization of acquired intangible assets which are operating expenses and not considered costs of revenues. Amortization expense was $396,000 in the three months ended April 30, 2008 and $797,000 in the three months ended April 30, 2007. The sale of the Company’s equity investment in FilmFlex and the removal of the intangible assets related to FilmFlex contributed to the decrease in amortization expense.

Amortization is also based on the future economic value of the related intangible assets which is generally higher in earlier years of the assets’ lives. An additional $92,000 and $121,000 of amortization expense related to acquired technology was charged to cost of sales for the three months ended April 30, 2008 and 2007, respectively.

Interest and Other Income. Interest income was $695,000 in the three months ended April 30, 2008, compared to $468,000 in the three months ended April 30, 2007. The increase in interest income is primarily due to an increase in the cash position of the Company compared to April 30, 2007 due mainly to $18 million of proceeds received in the fourth quarter of fiscal 2008 related to the sale of our equity investment in Filmflex.

Equity (Loss) Income in Earnings of Affiliates. Equity loss in earnings of affiliates was $283,000 in the three months ended April 30, 2008 in comparison to equity income in earnings of affiliates of $218,000 in the three months ended April 30, 2007. For the three months ended April 30, 2008, $283,000 of equity loss was recognized from On Demand Deutschland. The On Demand Deutschland loss was net of $179,000 in accreted gains related to the customer contracts and content licensing agreements and the capital distribution related to reimbursement of previously incurred costs. For the three months ended April 30, 2007, $318,000 of equity income was recognized from FilmFlex and $100,000 of equity loss was recognized from On Demand Deutschland. The On Demand Deutschland loss was net of $120,000 in accreted gains related to the customer contracts and content licensing agreements and the capital distribution related to reimbursement of previously incurred costs.

Income Tax Provision and Benefit. For the three months ended April 30, 2008, we recorded an income tax provision of $425,000 on income before tax of $1.1 million resulting in an effective income tax provision rate of 40.4%. The income tax provision was primarily attributable to the taxable position of our foreign subsidiaries. In addition, we have exhausted our U.S. tax benefit carry back thus eliminating any recording of U.S. tax benefit for fiscal 2009. As of April 30, 2008, we continue to maintain a full valuation allowance against our net U.S. deferred tax assets primarily due to the uncertainties related to our ability to generate sufficient pre-tax income for fiscal 2009 and thereafter. If we generate sufficient pre-tax income in the future, some portion or all of the valuation allowance could be reversed and a corresponding increase in net income would be reported in future periods.

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

Liquidity and Capital Resources

Historically, we have financed our operations and capital expenditures primarily with cash on-hand and the proceeds from sales of our common stock. Cash and cash equivalents decreased $11.3 million from $63.4 million at January 31, 2008 to $52.1 million at April 30, 2008. Working capital, excluding long-term marketable securities, increased from $86.2 million at January 31, 2008 to $93.1 million at April 30, 2008.

Net cash used by operating activities was $7.3 million for the three months ended April 30, 2008 compared to net cash provided by operating activities of $2.0 million for the three months ended April 30, 2007. The net cash used by operating activities for the three months ended April 30, 2008 was the result of an increase in net receivables of $13 million and an increase in inventories of $3 million offset by non cash expenses of $3.9 million and an increase in deferred revenue of $5.6 million. The increases in net receivables, inventories and deferred revenues were due to the timing of shipments and invoicing to our customers during the quarter. It is typical for us to experience fluctuations in our operating results primarily due to the timing of receiving customer orders and the related shipment of these customer orders. As a result of these monthly fluctuations, we may experience significant:

•	increases or decreases in our inventories as a result of the timing of the procurement of components for anticipated orders for our product segments;

•	increases or decreases in our accounts payable balance primarily due to the timing of payments for materials purchased for prior month shipments; and

•	increases or decreases in our accounts receivable balances and customer deposits as a result of the timing of receiving customer orders during the period and of customer payments.

Net cash used by investing activities was $2.3 million for the three months ended April 30, 2008 compared to net cash provided by investing activities of $4.8 million for the three months ended April 30, 2007. Investment activity for the three months ended April 30, 2008 consisted primarily of the net purchase of $1.4 million of marketable securities, and the purchase of property and equipment of $715,000.

Net cash used by financing activities was $1.5 million for the three months ended April 30, 2008 and net cash provided by financing activities was $136,000 for the three months ended April 30, 2007. In the three months ended April 30, 2008, the cash used by financing activities was due to the repurchase of $1.8 million of the Company’s stock partially offset by the proceeds from the issuance of common stock in connection with stock option exercises of $330,000 and the vesting of restricted stock units.

We maintain a $15.0 million revolving line of credit with Citizens Bank (a subsidiary of the Royal Bank of Scotland Group plc). Loans made under this revolving line of credit bear interest at a rate per annum equal to the bank’s prime rate. Borrowings under this line of credit are collateralized by substantially all of our assets. The loan agreement requires that we provide Citizens Bank with certain periodic financial reports and comply with certain financial ratios including a minimum level of earnings before interest, taxes and depreciation and amortization on a trailing twelve month basis, when amounts are outstanding under the loan agreement. As of April 30, 2008, we were in compliance with the financial covenants. There are currently no amounts outstanding under the revolving line of credit.

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

On February 13, 2008, SeaChange International’s Board of Directors authorized the repurchase of up to $20.0 million of its common stock, par value $.01 per share, through a share repurchase program. As authorized by the program, shares may be purchased in the open market or through privately negotiated transactions, in a manner consistent with applicable securities laws and regulations, including pursuant to Rule 10b5-1 plan maintained by the Company. This stock repurchase program does not obligate the Company to acquire any specific number of shares and may be suspended or discontinued at any time. All repurchases are expected to be funded from the Company’s current cash and investments balances. The timing and amount of the shares to be repurchased will be based on market conditions and other factors, including price, corporate and regulatory requirements and alternative investment opportunities. As of April 30, 2008, 282,675 shares of our common stock had been purchased as part of the repurchase program at an average price of $7.01, all of which was purchased during the three months ended April 30, 2008 at an average price of $7.01. As of April 30, 2008 the remaining maximum dollar value of shares that may yet be purchased under the program is $18.0 million.

On June 3, 2008, ODG executed an agreement to purchase a 9,000 square foot facility in London, UK for approximately GBP 2.7 million ($5.4 million equivalent). This facility will be used as office space for ODG personnel as well as housing content preparation activities, and preparation work. The closing is expected by the end of June. The Company plans to fund the purchase of this facility, together with the purchase of production and office equipment of approximately GBP 2.0 million ($4.0 million equivalent) with available cash.

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

The Company’s investments in affiliates include investments accounted for under the cost method and the equity method of accounting. The investments that represent less than a 20% ownership interest of the common shares of the affiliate are carried at cost. Under the equity method of accounting, which generally applies to investments that represent 20% to 50% ownership of the common shares of the affiliate, SeaChange’s proportionate ownership share of the earnings or losses of the affiliate are included in equity income (loss) in earnings of affiliates in the condensed consolidated statement of operations.

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

Recent Pronouncements

In December 2007, Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141(R) Business Combinations (“SFAS 141R”). SFAS 141R establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. SFAS 141R also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The guidance will become effective for fiscal years beginning after December 15, 2008. SFAS No. 141R is effective for the Company beginning February 1, 2009

In December 2007, the FASB issued SFAS No. 160 Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51 (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. The guidance will become effective for fiscal years beginning after December 15, 2008. SFAS 160 is effective for us beginning February 1, 2009. The Company is currently assessing the impact that SFAS 160 may have on our results of operations and financial position.

In March 2008, the FASB issued FASB Statement No. 161(“SFAS 161”), Disclosures about Derivative Instruments and Hedging Activities. SFAS 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company is currently evaluating the impact of adopting SFAS 161 on its results of operations and financial position.

On May 9, 2008, the FASB issued FASB Statement No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS 162”). The new standard is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles (“GAAP”) for nongovernmental entities. Prior to the issuance of SFAS 162, GAAP hierarchy was defined for public accountants and their firms in the American Institute of Certified Public Accountants (AICPA) Statement on Auditing Standards (SAS) No. 69, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles”. SFAS 162 states that the GAAP hierarchy should be directed to entities because it is the entity (not its auditor) that is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP. SFAS 162 is effective 60 days following the Security Exchange Commission’s approval of the Public Company Accounting Oversight Board Auditing amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles”. The adoption of SFAS 162 is not expected to have a material impact on the Company’s position.

On December 12, 2007, the FASB ratified Emerging Issues Task Force (“EITF”) Issue No. 07-01, Accounting for Collaborative Arrangements (“EITF 07-01”). EITF 07-01 defines collaborative arrangements and establishes reporting requirements for transactions between participants in a collaborative arrangement and between participants in the arrangement and third parties. EITF 07-01 also establishes the appropriate income statement presentation and classification for joint operating activities and payments between participants, as well as the sufficiency of the disclosures related to these arrangements. EITF 07-01 is effective for fiscal years beginning after December 15, 2008 (February 1, 2009, for the Company). Companies are required to apply EITF 07-01 using a modified version of retrospective transition for those arrangements in place at the effective date. In addition, companies are required to report the effects of the application of EITF 07-01 as a change in accounting principle through retrospective application to all prior periods presented for all arrangements existing as of the effective date, unless it is impracticable to apply the effects of the change retrospectively. We are currently assessing the impact that EITF 07-01 may have on our results of operations and financial position.

On April 25, 2008, the FASB issued FASB Staff Position (“FSP”) FAS 142-3, Determination of the Useful Life of Intangible Assets, which revises the factors that an entity should consider to develop renewal or extension assumptions used in determining the useful life of a recognized intangible asset. The FSP amends paragraph 11(d) of FSAS 142. The FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008 (February 1, 2009, for the Company) and for interim periods within those fiscal years. Early adoption is prohibited. Entities should apply the FSP’s guidance on determining the useful life of an intangible asset prospectively to recognized intangible assets acquired after the FSP’s effective date. However, once effective, the FSP’s disclosure requirements apply prospectively to all recognized intangible assets, including those acquired before the FSP’s effective date. We are currently assessing the impact that FAS 142-3 may have on our results of operations and financial position.

Impact of the Recently Adopted Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurement (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value using generally accepted accounting principles, and expands disclosures about fair value measurements. This Statement does not require any new fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. Effective February 1, 2008 the Company has made additional disclosures upon the adoption of SFAS 157 regarding fair valuation of its investments for our available-for-sale marketable securities. The impact of this adoption did not materially affect the Company’s results of operations and financial position.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The impact of this adoption did not materially affect the Company’s results of operations and financial position.

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk

We face exposure to financial market risks, including adverse movements in foreign currency exchange rates and changes in interest rates. These exposures may change over time as business practices evolve and could have a material adverse impact on our financial results. Our foreign currency exchange exposure is primarily associated with product sales arrangements, European and Asian repatriation or settlement of intercompany payables and receivables among subsidiaries and its parent company, and/or investment/equity contingency considerations denominated in the local currency where the functional currency of the foreign subsidiary is the U.S. dollar. Substantially all of our product international sales are payable in United States Dollars (USD) or in the case of our ODG operations, service sales, payable in GBP, and provide a natural hedge for receipts and local payments. In light of the high proportion of our international businesses we expect the risk of any adverse movements in foreign currency exchange rates to have a greater impact on our translated results within the income statement and equity section of our balance sheet. Historically, we have not hedged specific currency exposures as gains and losses on foreign currency transactions have not been material to date. At April 30, 2008 and January 31, 2008, we had no variable rate U.S. dollar denominated debt. As there were no amounts outstanding at April 30, 2008 and January 31, 2008 related to variable rate debt, there was no interest rate exposure.

The carrying amounts reflected in the condensed consolidated balance sheet of cash and cash equivalents, short-term marketable securities, trade receivables and trade payables approximate fair value at April 30, 2008 due to the short maturities of these instruments. We maintain investment portfolio holdings of various issuers, types, and maturities. Our cash and marketable securities include cash equivalents, which we consider to be investments purchased with original maturities of three months or less. Given the short maturities and investment grade quality of the portfolio holdings at April 30, 2008, a sharp rise in interest rates should not have a material adverse impact on the fair value of our investment portfolio. Additionally, our long term marketable investments, which are carried at the lower of cost or market, have fixed interest rates, and therefore are subject to changes in fair value. As a result, we do not currently hedge these market risk exposures. At April 30, 2008, we had $20.1 million in short-term marketable securities and $6.7 million in long-term marketable securities.

ITEM 4.	Controls and Procedures

(a) Evaluation of disclosure controls and procedures. The Company evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this quarterly report on Form 10-Q. William C. Styslinger, III, our Chief Executive Officer, and Kevin M. Bisson, our Chief Financial Officer, reviewed and participated in this evaluation. Based upon that evaluation, Messrs. Styslinger and Bisson concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report and as of the date of the evaluation

(b) Changes in internal controls over financial reporting As a result of the evaluation completed by the Company, and in which Messrs. Styslinger and Bisson participated, the company has concluded that there were no changes during the fiscal quarter ended April 30, 2008 in our internal controls over financial reporting, which have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

SeaChange enters into agreements in the ordinary course of business with customers, resellers, distributors, integrators and suppliers. Most of these agreements require SeaChange to defend and/or indemnify the other party against intellectual property infringement claims brought by a third party with respect to SeaChange’s products. From time to time, SeaChange also indemnifies customers and business partners for damages, losses and liabilities they may suffer or incur relating to personal injury, personal property damage, product liability, and environmental claims relating to the use of SeaChange’s products and services or resulting from the acts or omissions of SeaChange, its employees, authorized agents or subcontractors. For example, SeaChange has received requests from several of its customers for indemnification of patent litigation claims asserted by Acacia Media Technologies, USA Video Technology Corporation and VTran Media Technologies. Management performed an analysis of all requests under Statement of Financial Accounting Standards No. 5, Accounting for Contingencies (“SFAS 5”) and determined that as of January 31, 2008 $148,000 was estimable and probable and has recorded an accrual.

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

In addition to the other information set forth in this Form 10-Q, you should carefully consider the risk factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended January 31, 2008, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Repurchase of the Company’s Equity Securities

On February 13, 2008, SeaChange International’s Board of Directors authorized the repurchase of up to $20.0 million of its common stock, par value $.01 per share, through a share repurchase program. As authorized by the program, shares may be purchased in the open market or through privately negotiated transactions, in a manner consistent with applicable securities laws and regulations, including pursuant to Rule 10b5-1 plan maintained by the Company. This stock repurchase program does not obligate the Company to acquire any specific number of shares and may be suspended or discontinued at any time. All repurchases are expected to be funded from the Company’s current cash and investments balances. The Company does not intend to repurchase any shares from its management team or other insiders. The following table below provides monthly activity for the number of shares the Company has acquired and its average price paid per share, net of broker fees, during the first quarter of fiscal 2009.

PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (Or Units) (1)	Total Number of Shares (Or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (Or Units) that May Yet Be Purchased Under the Plans or Programs
February 1, 2008 to February 29, 2008	—	$—	—	$20,000,000
March 1, 2008 to March 31, 2008	79,464	$6.90	79,464	$19,450,554
April 1, 2008 to April 30, 2008	203,211	$7.03	203,211	$18,018,400
Total	282,675	$7.01	282,675

(1)	net of broker fees.

The repurchase program is scheduled to terminate on December 31, 2008, and may be modified or discontinued at any time. As of April 30, 2008, 282,675 shares of our common stock had been purchased as part of the repurchase program at an average price of $7.01. As of April 30, 2008, the remaining maximum dollar value of shares that may yet be purchased under the program is $18.0 million.

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

Dated: June 9, 2008

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