Form 10-Q
period 2008-07-31
SEACHANGE INTERNATIONAL INC
filed 2008-09-09
CIK 1019671

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2008

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

The number of shares outstanding of the registrant’s Common Stock on September 5, 2008 was 30,479,109.

SEACHANGE INTERNATIONAL, INC.

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements

SEACHANGE INTERNATIONAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	July 31, 2008	January 31, 2008
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$56,886	$63,359
Marketable securities	14,530	19,266
Accounts receivable, net of allowance for doubtful accounts of $925 and $663 at July 31, 2008 and at January 31, 2008, respectively	41,971	28,376
Unbilled receivables	5,722	7,367
Inventories, net	15,605	14,315
Prepaid expenses and other current assets	3,244	2,656

Total current assets	137,958	135,339
Property and equipment, net	34,691	28,066
Marketable securities	6,673	5,272
Investments in affiliates	13,043	12,668
Intangible assets, net	5,828	6,809
Goodwill	29,384	29,471
Other assets	364	271

Total assets	$227,941	$217,896

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$12,026	$9,636
Income taxes payable	570	1,625
Other accrued expenses	8,561	17,387
Customer deposits	3,914	1,259
Deferred revenues	26,888	19,103
Deferred tax liabilities	92	93

Total current liabilities	52,051	49,103
Distribution and losses in excess of investment	1,874	1,458
Deferred tax liabilities and income taxes payable	2,075	1,933

Total liabilities	56,000	52,494

Commitments and contingencies (Note 5)
Stockholders’ equity:
Convertible preferred stock, $0.01 par value; 5,000,000 shares authorized, none issued or outstanding at July 31, 2008 and January 31, 2008	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized, 30,476,835 and 29,904,311 shares outstanding at July 31, 2008 and January 31, 2008, respectively	313	299
Additional paid-in capital	202,796	191,627
Treasury Stock, at cost 873,381 and 39,784 shares at July 31, 2008 and January 31, 2008, respectively	(5,989)	—
Accumulated deficit	(26,917)	(28,747)
Accumulated other comprehensive income	1,738	2,223

Total stockholders’ equity	171,941	165,402

Total liabilities and stockholders’ equity	$227,941	$217,896

The accompanying notes are an integral part of these condensed consolidated financial statements.

SEACHANGE INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share data)

(unaudited)

	Three Months Ended July 31,		Six Months Ended July 31,
	2008	2007	2008	2007
Revenues:
Products	$29,486	$26,588	$56,480	$47,516
Services	21,219	17,606	39,609	35,522

	50,705	44,194	96,089	83,038

Cost of revenues:
Products	13,019	17,492	23,744	26,854
Services	13,046	11,557	24,943	23,222

	26,065	29,049	48,687	50,076

Gross profit	24,640	15,145	47,402	32,962

Operating expenses:
Research and development	11,047	11,474	21,523	21,811
Selling and marketing	7,265	5,895	13,688	11,680
General and administrative	4,755	5,520	9,866	10,423
Amortization of intangibles	397	802	793	1,599

	23,464	23,691	45,870	45,513

Income (loss) from operations	1,176	(8,546)	1,532	(12,551)
Interest and other income, net	633	430	1,328	897

Income (loss) before income taxes and equity income in earnings of affiliates	1,809	(8,116)	2,860	(11,654)
Income tax expense	(208)	(95)	(633)	(1,358)
Equity (loss) income in earnings of affiliates, net of tax	(114)	361	(397)	579

Net income (loss)	$1,487	$(7,850)	$1,830	$(12,433)

Earnings (loss) per share:
Basic	$0.05	$(0.27)	$0.06	$(0.42)

Diluted	$0.05	$(0.27)	$0.06	$(0.42)

Weighted average common shares outstanding:
Basic	30,684	29,539	30,837	29,466

Diluted	31,148	29,539	31,255	29,466

The accompanying notes are an integral part of these condensed consolidated financial statements.

SEACHANGE INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended July 31,
	2008	2007
Cash flows from operating activities:
Net income (loss)	$1,830	$(12,433)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	3,473	4,277
Amortization of intangibles and capitalized software	1,075	2,525
Impairment of intangibles and capitalized software	—	4,056
Inventory valuation charge	482	718
Allowance for doubtful accounts receivable	210	135
Discounts earned and amortization of premiums on marketable securities	(30)	(23)
Equity loss (income) in earnings of affiliates	397	(579)
Stock-based compensation	1,770	1,773
Deferred income taxes	127	871
Changes in operating assets and liabilities:
Accounts receivable	(14,641)	(469)
Unbilled receivables	1,645	(1,092)
Inventories	(3,954)	(1,575)
Income taxes receivable	35	49
Prepaid expenses and other assets	(801)	(437)
Accounts payable	2,882	361
Income taxes payable	(1,051)	590
Accrued expenses	(737)	1,019
Customer deposits	2,655	2,913
Deferred revenues	7,787	(2,313)
Other	49	37

Net cash provided by operating activities	3,203	403

Cash flows from investing activities:
Purchases of property and equipment	(7,900)	(2,434)
Proceeds from sale of property and equipment	—	468
Purchases of marketable securities	(25,884)	(12,901)
Proceeds from sale and maturity of marketable securities	28,972	13,386
Acquisition of businesses and payment of contingent consideration	(43)	(154)
Capital distribution from investment in affiliate	—	880

Net cash used in investing activities	(4,855)	(755)

Cash flows from financing activities:
Purchase of treasury stock, net of settlement costs	(5,989)	—
Proceeds from issuance of common stock	1,306	1,046

Net cash (used in) provided by financing activities	(4,683)	1,046

Effect of exchange rates on cash and cash equivalents	(138)	238

Net (decrease) increase in cash and cash equivalents	(6,473)	932
Cash and cash equivalents, beginning of period	63,359	31,179

Cash and cash equivalents, end of period	$56,886	$32,111

Supplemental disclosure of non-cash activities:
Transfer of items originally classified as inventories to equipment	$2,182	$495
Issuance of equity for ODG contingent consideration (Note 4)	8,150	—
Conversion of account receivable to investment in affiliate	332	—

The accompanying notes are an integral part of these condensed consolidated financial statements.

SEACHANGE INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements as of July 31, 2008 and for the three and six months ended July 31, 2008 and 2007 include the accounts of SeaChange International, Inc. and its subsidiaries (“SeaChange” or the “Company”). SeaChange believes that the unaudited condensed consolidated financial statements reflect all adjustments (consisting of only normal recurring adjustments), necessary for a fair statement of SeaChange’s financial position, results of operations and cash flows at the dates and for the periods indicated. The results of operations for the periods presented are not necessarily indicative of results expected for the full fiscal year or any other future periods. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes for the year ended January 31, 2008, filed on April 14, 2008 included in SeaChange’s Annual Report on Form 10-K for such fiscal year. The balance sheet at January 31, 2008 was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. Certain reclassifications have been made to conform prior period amounts to current period presentation, including reclassification of Canadian revenue from Canada and South America revenue to North American revenue in Note 6. This reclassification had no impact on the Company’s results of operations or financial position.

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

2. Fair Value Measurements

The Company adopted the provisions of Statement of Financial Account Standard No. 157 and FASB Staff Position FAS 157-2, Fair Value Measurements (“SFAS 157” and “FSP FAS 157-2”) on February 1, 2008. The adoption of these pronouncements did not have a material effect on the Company’s financial position or results of operations. Accordingly, the Company is continuing to apply Statement of Financial Accounting Standard No. 115, Accounting for Certain Investments in Debt and Equity Securities (“SFAS 115”) for its available for sale securities with offsetting unrealized gains and losses reported in other comprehensive income or loss. Per SFAS 157, the Company is providing fair value measurement disclosures of its available for sale securities in accordance with one of three levels of fair value measurement.

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

Level 2: Observable market based inputs or unobservable inputs that are corroborated by market data.

Level 3: Unobservable inputs that are not corroborated by market data.

The Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of July 31, 2008 are as follows:

	July 31, 2008	Fair Value Measurements Using
		Level 1	Level 2	Level 3
	(in thousands)
Financial assets:
Available for sale marketable securities:
Current marketable securities	$14,530	$14,530	$—	$—
Non-current marketable securities	6,673	5,673	—	1,000

Total	$21,203	$20,203	$—	$1,000

The Company relies on mark to market valuations to record the fair value of the Company’s available for sale security assets which are measured under a Level 1 input. These assets are publicly traded equity securities for which market prices are readily observable and recorded under the guidelines of SFAS 115. At July 31, 2008, we had $14.5 million in short-term marketable securities and $6.7 million in long-term marketable securities. Of the $21.2 million in available-for-sale securities at July 31, 2008, the Company holds $1.0 million in auction rate securities (“ARS”) that were intended to provide liquidity via an auction process that resets the applicable interest rate in the event there is no new investment in these securities. Due to recent uncertainty in the credit markets, this $1.0 million ARS holding in our investment portfolio has failed to settle on its respective settlement date resulting in illiquidity in this investment. Consequently, we have not been able to access these funds and do not expect to do so until a future auction of these investments is successful or a buyer is found outside the auction process. Although the maturity date of the underlying security of our ARS investment is twenty-three years, we currently have sufficient cash and cash equivalents, cash from operations and access to unused credit facilities to meet our short term liquidity requirements and do not anticipate that we will need to access our ARS investment. Accordingly, the Company has classified this investment at par value which approximates fair value.

3. Inventories

Inventories consist of the following:

	July 31, 2008	January 31, 2008
	(in thousands)
Components and assemblies	$10,646	$9,979
Finished products	4,959	4,336

Total	$15,605	$14,315

4. Investments in Affiliates

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

ODG entered into a Service Agreement with the joint venture whereby ODG provides content aggregation, distribution, marketing and administration services to the joint venture under an arm’s length fee structure. In the three months and six months ended July 31, 2008 and 2007, ODG recorded revenues of $376,000 and $232,000 and $957,000 and $469,000 respectively, related to the Service Agreement. ODG’s share of profits from this agreement in proportion to its equity ownership interest is eliminated in consolidation.

The Shareholder’s Agreement requires ODG to provide cash contributions up to $4.2 million (USD equivalent) upon the request of the joint venture’s management and approval by the shareholders of the joint venture. ODG recorded its proportionate share of the joint venture’s losses for the three months ending July 31, 2008 and 2007 of $114,000 and $53,000, respectively. For the six months ending July 31, 2008 and 2007, ODG recorded losses of $397,000 and $153,000, respectively. Due to the capital distribution and ODG’s share of the joint venture’s net loss exceeding the book value of its investment in the joint venture, the investment is recorded as a long-term liability of $1.9 million and $1.5 million at July 31, 2008 and January 31, 2008, respectively.

InSite One

In April 2008, the Company converted the outstanding accounts receivable balance of $432,000 owed to the Company by InSite One as of January 31, 2008 for $100,000 and 474,300 shares of InSite One’s Series E Convertible Preferred Stock. The Company has approximately 12% share of the total capital stock of InSite One. SeaChange accounts for this investment under the cost method of accounting.

5. Commitments and Contingencies

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

SeaChange enters into agreements in the ordinary course of business with customers, resellers, distributors, integrators and suppliers. Most of these agreements require SeaChange to defend and/or indemnify the other party against intellectual property infringement claims brought by a third party with respect to SeaChange’s products. From time to time, SeaChange also indemnifies customers and business partners for damages, losses and liabilities they may suffer or incur relating to personal injury, personal property damage, product liability, and environmental claims relating to the use of SeaChange’s products and services or resulting from the acts or omissions of SeaChange, its employees, authorized agents or subcontractors. For example, SeaChange has received requests from several of its customers for indemnification of patent litigation claims asserted by Acacia Media Technologies, USA Video Technology Corporation and VTran Media Technologies. Management performed an analysis of these requests under Statement of Financial Accounting Standards No. 5, Accounting for Contingencies (“SFAS 5”) and determined that, as of July 31, 2008, $80,000 was estimable and probable and has recorded an accrual.

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

6. Segment Information

Until the end of fiscal 2008, the Company was managed and operated as three segments, Broadcast, Broadband and Services. In its first quarter of fiscal 2009, the Company realigned its previously reported segments into three new reporting segments: Software, Servers and Storage, and Media Services, as segments defined by SFAS No. 131, Disclosure about Segments of an Enterprise and Related Information. The Company believes this reorganization better reflects the increasing importance and magnitude of its software products and services as well as the scale of its subsidiary, The On Demand Group, Limited (“ODG”). A description of the three new reporting segments is as follows:

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

•	Media Services segment includes the operations of ODG including content acquisition and preparation services for television service providers and related operating expenses.

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

The segment data for the three and six months ended July 31, 2007 has been recast to reflect the realignment of the new segments. Prior to fiscal 2009, services revenues, which included ODG revenues, were reported in the Services segment and the Company did not separately track these service revenues and costs by these new segments, except for ODG. Accordingly, management has made certain assumptions to determine the amount of service revenues and service costs attributed to the Software and Servers and Storage reporting segments for the three and six months ended July 31, 2007. The basis of the assumptions for all such revenues, costs and expenses includes significant judgments and estimations. There are no inter-segment revenues for the periods shown below. The Company does not separately track all assets by operating segments nor are the segments evaluated under this criterion. The following summarizes the revenues, gross profit, operating expenses and income from operations by reportable segment:

	Three Months Ended July 31,		Six Months Ended July 31,
	2008	2007	2008	2007
	(in thousands)
Software
Revenue:
Products	$18,906	$17,221	$38,059	$32,558
Services	13,005	10,151	23,915	20,642

Total revenue	31,911	27,372	61,974	53,200
Gross profit	17,507	10,398	34,003	24,485
Operating expenses:
Research and development	8,668	7,849	16,855	14,891
Selling and marketing	4,522	3,506	8,242	6,714
Amortization of intangibles	364	536	728	1,073

	13,554	11,891	25,825	22,678

Income (loss) from operations	$3,953	$(1,493)	$8,178	$1,807

Servers and Storage
Revenue:
Products	$10,580	$9,367	$18,421	$14,958
Services	4,320	2,987	7,786	6,029

Total revenue	14,900	12,354	26,207	20,987
Gross profit	6,650	3,676	12,249	6,772
Operating expenses:
Research and development	2,379	3,625	4,668	6,920
Selling and marketing	2,742	2,384	5,415	4,900

	5,121	6,009	10,083	11,820

Income (loss) from operations	$1,529	$(2,333)	$2,166	$(5,048)

Media Services
Service revenue	$3,894	$4,468	$7,908	$8,851
Gross profit	483	1,071	1,150	1,705
Operating expenses:
Selling and marketing	1	5	31	66
General and administrative	796	982	1,611	1,567
Amortization of intangibles	33	266	65	526

	830	1,253	1,707	2,159

Loss from operations	$(347)	$(182)	$(557)	$(454)

Unallocated Corporate
Operating expenses:
General and administrative	$3,959	$4,538	$8,255	$8,856

Total unallocated corporate expenses	$3,959	$4,538	$8,255	$8,856

Consolidated income (loss) from operations	$1,176	$(8,546)	$1,532	$(12,551)

The following table summarizes revenues by geographic locations:

	Three Months Ended July 31,		Six Months Ended July 31,
	2008	2007	2008	2007
	(in thousands)
Revenues:
North America	$34,220	$28,421	$65,652	$54,186
Latin America	946	2,304	1,954	4,014
Europe and Middle East	10,871	9,921	20,458	19,415
Asia Pacific and other international locations	4,668	3,547	8,025	5,423

Total	$50,705	$44,193	$96,089	$83,038

The following summarizes revenues by significant customer where such revenue exceeded 10% of total revenues for the indicated period:
	Three Months Ended July 31,		Six Months Ended July 31,
	2008	2007	2008	2007
Customer A	35%	36%	31%	35%
Customer B	13%	13%	13%	14%

International sales accounted for approximately 33% and 36% of total revenues in the three-month periods ended July 31, 2008 and 2007, respectively. International sales accounted for approximately 32% and 35% of total revenues in the six-month periods ended July 31, 2008 and 2007, respectively. For the three and six month periods ended July 31, 2008 and 2007, the Company’s sales were made primarily in United States dollars. Therefore, SeaChange has not experienced any material impact from fluctuations in foreign currency exchange rates on its results of operations or financial position.

At July 31, 2008, two different customers accounted for approximately 35% and 13%, respectively, of the accounts receivable and unbilled receivables balances. At January 31, 2008, two customers accounted for 23% and 18%, respectively, of SeaChange’s accounts receivable and unbilled receivables balances.

During the second quarter of fiscal 2009, the Company finalized its reallocation of goodwill to the Company’s new reportable segments and changes in the carrying amount of goodwill for the first six months of fiscal 2009, as follows:

	Goodwill
	Broadband	Services	Software	Servers & Storage	Media Services	Total
	(in thousands)
Balance at January 31, 2008	$11,169	$18,302	$—	$—	$—	$29,471
Reallocation	(11,169)	(18,302)	10,398	771	18,302	—
Cumulative Translation Adjustment	—	—	—	—	(87)	(87)

Balance at July 31, 2008	$—	$—	$10,398	$771	$18,215	$29,384

The goodwill reallocation shown in the table above relates to the reorganization of the Company’s reportable segments. The goodwill formerly included in the Broadband and Services segments was allocated between the Software, Servers and Storage and Media Services segments based on a relative fair value approach using management estimates of fair value of the segments. No impairment was recorded as a result of the change in segments. As of July 31 2008, SeaChange reviewed the recoverability of goodwill associated with its three reporting units; Software, Servers and Storage and Media Services. SeaChange determined that there was no goodwill impairment.

7. Income Taxes

For the three and six months ended July 31, 2008, the Company recorded an income tax provision of $208,000 on a profit before tax of $1.8 million and an income tax provision of $633,000 on a profit before tax of $2.9 million, respectively, resulting in an effective income tax provision rate of 11.5% and 22%, respectively.

For the three and six months ended July 31, 2007, the Company recorded income tax provisions of $95,000 and $1.4 million, respectively, on losses before tax of $8.1 million and $11.7 million, respectively, resulting in an effective income tax provision rates of 1.2% and 11.6%, respectively. Of these amounts, $1.1 million was attributable to taxable gains for ODG’s transfer of assets to and the reimbursement of previously paid costs from On Demand Deutschland GmbH & Co. KG, the German joint venture formed in February 2007 with Tele-Munchen Fernseh GmbH & Co. Produktionsgesellschaft. In addition, the Company exhausted its U.S. tax benefit carry back potential in fiscal 2007, thus eliminating any recording of U.S. tax benefit for fiscal 2008.

As of July 31, 2008, the Company has maintained the full valuation allowance against its net U.S. deferred tax assets primarily due to the uncertainties related to the Company’s ability to generate sufficient pre-tax income for fiscal 2009 and thereafter. If SeaChange generates sufficient pre-tax income in the future, some portion or all of the valuation allowance could be reversed and a corresponding increase in net income would be reported in future periods.

8. Comprehensive Income (Loss)

The components of comprehensive income (loss) consisted of the following:

	Three Months Ended July 31,		Six Months Ended July 31,
	2008	2007	2008	2007
	(in thousands)
Net income (loss)	$1,487	$(7,850)	$1,830	$(12,433)
Other comprehensive income (loss):
Foreign currency translation adjustment	(31)	283	(207)	672
Unrealized (loss) gain on marketable securities	(164)	48	(278)	74

Other comprehensive (loss) income	(195)	331	(485)	746

Comprehensive income (loss)	$1,292	$(7,519)	$1,345	$(11,687)

9. Earnings (Loss) Per Share

Earnings (loss) per share are presented in accordance with SFAS No. 128, “Earnings Per Share,” which requires the presentation of “basic” earnings (loss) per share and “diluted” earnings (loss) per share. Basic earnings (loss) per share are computed by dividing earnings (loss) available to common shareholders by the weighted-average shares of common stock outstanding during the period. For the purposes of calculating diluted earnings (loss) per share, the denominator includes both the weighted average number of shares of common stock outstanding during the period and the weighted average number of shares of potential common stock, such as stock options and restricted stock units and warrants, calculated using the treasury stock method.

3,683,000 and 4,156,000 common stock equivalents outstanding for the three and six months ended July 31, 2008 were anti-dilutive based on the Company’s stock price being lower that the option exercise or strike price. The number of shares that were anti-dilutive for the three and six month periods ended July 31, 2007 were 4,472,000 and 4,435,000 shares, respectively, and were not included in the calculation of the shares outstanding as a result of the Company’s net losses.

Below is a summary of the shares used in calculating basic and diluted income (loss) per share for the periods indicated:

	Three Months Ended July 31,		Six Months Ended July 31,
	2008	2007	2008	2007
	(in thousands)
Weighted average shares used in calculating earnings per share—Basic	30,684	29,539	30,837	29,446
Dilutive common stock equivalents	464	—	418	—

Weighted average shares used in calculating earnings per share—Diluted	31,148	29,539	31,255	29,446

10. Recently Issued Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements-an amendment of ARB No. 51 (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. The guidance will become effective for fiscal years beginning after December 15, 2008. SFAS 160 is effective for the Company beginning February 1, 2009. The Company is currently assessing the impact that FASB 160 may have on its results of operations and financial position.

In March 2008, the FASB issued FASB Statement No. 161 (“SFAS 161”), Disclosures about Derivative Instruments and Hedging Activities. SFAS 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company is currently evaluating the impact of adopting SFAS 161 on its results of operations and financial position. The Company does not currently have any derivative instruments or hedging activities.

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

Factors That May Affect Future Results

Any statements contained in this Form 10-Q that do not describe historical facts may constitute forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. These statements relate to future events or our future financial performance and are identified by words such as “may,” “will,” “could,” “should,” “expect,” “plan,” “intend,” “seek,” “anticipate,” “believe,” “estimate,” “potential,” or “continue” or other comparable terms or the negative of those terms. Forward-looking statements in this Form 10-Q include certain statements regarding the effect of certain accounting standards on our financial position and results of operations, the effect of certain legal claims against us, projected changes in our revenues, earnings and expenses, exchange rate sensitivity, interest rate sensitivity, liquidity, product introductions and general market conditions. Our actual future results may differ significantly from those stated in any forward-looking statements. Any such forward-looking statements contained herein are based on current expectations, but are subject to a number of risks and uncertainties that may cause actual results to differ materially from expectations. The factors that could cause actual future results to differ materially from current expectations include the following: the continued growth, development and acceptance of the video-on-demand market; the loss of one of our large customers; the cancellation or deferral of purchases of our products; the timing of significant customer orders; the length of our sales cycles; a decline in demand or average selling price for our products; our ability to manage our growth; our ability to protect our intellectual property rights and the expenses that may be incurred by us to protect our intellectual property rights; an unfavorable result of current or future litigation; content providers limiting the scope of content licensed for use in the video-on-demand market; our ability to introduce new products or enhancements to existing products; our dependence on certain sole source suppliers and third-party manufacturers; our ability to obtain license or distribution rights for certain technologies; our ability to compete in our marketplace; our ability to respond to changing technologies; the risks associated with international sales; the performance of companies in which we have made equity investments, including Casa Systems, Inc., and On Demand Deutschland GmbH & Co. KG; our ability to integrate businesses acquired by us; changes in the regulatory environment and our ability to hire and retain highly skilled employees; our current ineligibility to use a registration statement on Form S-3; any weaknesses over internal controls over financial reporting; any additional tax liabilities; and system errors, failures or interruptions. Further information on factors, including those listed above, that could cause actual results to differ from those anticipated is detailed in various filings made by us from time to time with the Securities and Exchange Commission, including but not limited to, those appearing in Part I, Item 1A. Risk Factors, in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 14, 2008. Any forward looking statements should be considered in light of those factors.

Overview

We are a leading developer, manufacturer and marketer of digital video systems and services including the management, aggregation, licensing, storage, and distribution of video, television, gaming and advertisement content to cable system operators, telecommunications companies and broadcast television companies.

Until the end of fiscal 2008, the Company was managed and operated as three segments, Broadcast, Broadband and Services. In its first quarter of fiscal 2009, the Company realigned its previously reported segments into three new reporting segments: Software, Servers and Storage, and Media Services as segments defined by SFAS No. 131, Disclosure about Segments of an Enterprise and Related Information. The Company believes this reorganization better reflects the increasing importance and magnitude of its software products and services as well as the scale of its subsidiary, The On Demand Group Limited (“ODG”). A description of the three new reporting segments is as follows:

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

The Segment data for the three and six months ended July 31, 2007 has been recast to reflect the realignment of the new segments. Prior to fiscal 2009, services revenues, which included ODG revenues, were reported in the Services segment and the Company did not separately track these service revenues and costs by these new segments, except for ODG. Accordingly, management has made certain assumptions to determine the amount of service revenues and service costs attributed to the Software and Servers and Storage reporting segments for the three and six months ended July 31, 2007. The basis of the assumptions for all such revenues, costs and expenses includes significant judgments and estimations. There are no inter-segment revenues for the periods shown below. The Company does not separately track all assets by operating segments nor are the segments evaluated under this criterion.

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

•	our ability to control operating costs given the fluctuations that we have experienced with revenues from quarter to quarter.

Three Months ended July 31, 2008 Compared to the Three Months Ended July 31, 2007

The following table sets forth statement of operations data for the three months ended July 31, 2008 compared to the three months ended July 31, 2007.

	Three Months Ended July 31,
	2008	2007
	(in thousands)
Revenues:
Products	$29,486	$26,588
Services	21,219	17,606

	50,705	44,194

Costs and expenses:
Cost of product revenues	13,019	17,492
Cost of service revenues	13,046	11,557
Research and development	11,047	11,474
Selling and marketing	7,265	5,895
General and administrative	4,755	5,520
Amortization of intangibles	397	802

Income (loss) from operations	1,176	(8,546)
Interest and other income, net	633	430
Income (loss) before income taxes and equity income in earnings of affiliates	1,809	(8,116)
Income tax expense	(208)	(95)
Equity (loss) income in earnings of affiliates, net of tax	(114)	361

Net income (loss)	$1,487	$(7,850)

Revenues

The following table summarizes information about the Company’s reportable segment revenues for the three months ended July 31, 2008 and 2007. Segment data for July 31, 2007 is presented on a basis consistent with the July 31, 2008 data and the changed reporting segment structure.

	Three Months Ended July 31,		Increase (Decrease)
	2008	2007	$	%
	(in thousands, except for percentage data)
Software revenues:
Product	$18,906	$17,221	$1,685	10%
Services	13,005	10,151	2,854	28%

Total Software revenues	$31,911	$27,372	$4,539	17%

Servers and Storage revenues:
Product	$10,580	$9,367	$1,213	13%
Services	4,320	2,987	1,333	45%

Total Servers and Storage revenues	$14,900	$12,354	$2,546	21%

Media Services Revenue:
Services	$3,894	$4,468	$(574)	-13%

Total consolidated revenue:
Product	$29,486	$26,588	$2,898	11%
Services	21,219	17,606	3,613	21%

Total consolidated revenues	$50,705	$44,194	$6,511	15%

Product Revenues. Product revenues increased 11% to $29.5 million in the three months ended July 31, 2008 from $26.6 million in the three months ended July 31, 2007. Product revenues from the Software segment accounted for 64% and 65% of the total product revenues in the three months ended July 31, 2008 and 2007, respectively while the Servers and Storage segment accounted for 36% and 35% of total product revenues in the three months ended July 31, 2008 and 2007, respectively.

Services Revenues. Our Services revenues increased 21% year over year to $21.2 million in the three months ended July 31, 2008 from $17.6 million in the three months ended July 31, 2007. Services revenues for the Software segment accounted for 61% and 58% of the total Services revenue in the three months ended July 31, 2008 and 2007, respectively. Servers and Storage services revenue accounted for 20% and 17% of total services revenues in the three months ended July 31, 2008 and 2007, respectively, while Media Services revenue accounted for 18% and 25% of total services revenues in the three months ended July 31, 2008 and 2007, respectively.

For the three months ended July 31, 2008 two customers accounted for more than 48% of our total revenues, and the same two customers accounted for more than 49% of our total revenues for the three months ended July 31, 2007. Revenue from each of these customers was comprised of Software and Servers and Storage segment revenues. We believe that a significant amount of our revenues will continue to be derived from a limited number of customers.

International sales accounted for approximately 33% and 36% of total revenues in the three months ended July 31, 2008 and 2007, respectively. These orders were made primarily in United States dollars. We expect that international products and services revenues will remain a significant portion of our business in the future.

Software Revenues. Revenues from our Software segment for the three months ended July 31, 2008 increased $4.5 million or 17% from the three months ended July 31, 2007. The year over year growth was primarily due to increased software licensing revenue from our Advertising Insertion products due to increased high definition channel requirements and from shipments of Axiom, which more than offset lower software subscription revenues from Comcast. The 28% increase in services revenue for the Software segment was primarily due to software installment revenue from orders received in the prior quarters.

Servers and Storage Revenues. Revenues from the Servers and Storage segment for the three months ended July 31, 2008 increased $2.5 million or 21% from related revenues in the three months ended July 31, 2007. The increase in product revenues in the three months ended July 31, 2008 of $1.2 million compared to the same quarter in the previous year was primarily due to higher VOD server revenue from Comcast. The 45% year over year increase in services revenue in our Servers and Storage segment is due to a larger installed base of our VOD and broadcast servers products year over year.

Media Services. Revenues from Media Services decreased by approximately $574,000 or 13% in the three months ended July 31, 2008 compared to the three months ended July 31, 2007. The decrease in revenue was due primarily to lower ODG professional services from a Latin American customer in the second quarter of fiscal 2009.

Product Gross Profit. Costs of product revenues consist primarily of the cost of purchased material components and subassemblies, labor and overhead relating to the final assembly and testing of complete systems and related expenses. The gross profit percentage for products increased from 34% in the three months ended July 31, 2007 to 56% in the three months ended July 31, 2008. The increase in product gross profit percentages between years is due mainly to the Company’s recorded charge of $4.1 million in connection with asset impairments taken during the three months ended July 31, 2007. The remaining increase is primarily due to higher sales volume-related Advertising Insertion and VOD software product margins compared to the three months ended July 31, 2007, partially offset by higher freight costs.

Services Gross Profit. Cost of services revenues consist primarily of labor, materials and overhead relating to the installation, training, product maintenance and technical support, software development, and project management provided by us and costs associated with providing video content services. The gross profit percentage for services increased from 34% in the three months ended July 31, 2007 to 39% in the three months ended July 31, 2008 due to higher installation and other professional services revenue partially offset by lower Media Service margins.

Software Gross Profit. Software segment gross margin was 55% and 38% in the three months ended July 31, 2008 and 2007, respectively. The increase in Software gross margins was primarily due to the asset impairments taken during the three months ended July 31, 2007 combined with sales-volume-related margin improvement related to our Advertising and VOD software products in this year’s second quarter compared to the second quarter last year.

Servers and Storage Gross Profit. Servers and Storage segment gross margin of 45% in the three months ended July 31, 2008 was fifteen points higher than in the three months ended July 31, 2007 due mainly to the asset impairments and manufacturing related charges taken during the three months ended July 31, 2007, along with more favorable absorption of manufacturing and service costs due to higher revenues.

Media Services Gross Profit. Media Services segment gross margin of 12% in the three months ended July 31, 2008 was twelve points lower than in the three months ended July 31, 2007 due principally to lower professional service revenues in the second quarter of fiscal 2009 and higher headcount compared to the three months ended July 31, 2007.

Research and Development. Research and development expenses consist primarily of the compensation of development personnel, depreciation of development and test equipment and an allocation of related facilities expenses. Research and development expenses decreased 4% from $11.5 million, or 26% of total revenues, in the three months ended July 31, 2007, to $11.0, million or 22% of total revenues, in the three months ended July 31, 2008. The decrease is primarily due to employee severance expense of $763,000 related to headcount reductions occurring in the second quarter of fiscal 2008 offset by lower absorption of research and development expenses resulting from a decrease in software development revenue for the three months ended July 31, 2008, compared to the three months ended July 31, 2007. We expect that research and development expenses will increase in fiscal year 2009 as we continue development of new products and enhancements to existing products.

Selling and Marketing. Selling and marketing expenses consist primarily of compensation expenses, including sales commissions, travel expenses and certain promotional expenses. Selling and marketing expenses increased 23% from $5.9 million, or 13% of total revenues, in the three months ended July 31, 2007, to $7.3 million, or 14% of total revenues, in the three months ended July 31, 2008. This increase is due to increased staffing and related expense of $600,000, higher commission expense of $500,000 related to higher revenues and increased travel-related costs.

General and Administrative. General and administrative expenses consist primarily of the compensation of executive, finance, human resource and administrative personnel, legal and accounting services and an allocation of related facilities expenses. In the three months ended July 31, 2008, general and administrative expenses decreased to $4.8 million, or 9% of total revenues, from $5.5 million, or 12% of total revenues, in the three months ended July 31, 2007. The decrease was primarily due to decreased headcount-related expenses and lower accounting fees.

Amortization of intangible assets. Amortization expense consists of the amortization of acquired intangible assets which are operating expenses and not considered costs of revenues. Amortization expense was $397,000 and $802,000 in the three months ended July 31, 2008 and 2007, respectively. The sale of the Company’s equity investment in FilmFlex and the removal of the intangible assets related to FilmFlex contributed to the decrease in amortization expense. Amortization is also based on the future economic value of the related intangible assets which is generally higher in earlier years of the assets’ lives. An additional $47,000 and $122,000 of amortization expense related to acquired technology was charged to cost of sales for the three months ended July 31, 2008 and 2007, respectively.

Interest and Other Income. Net interest income and net other income was $633,000 in the three months ended July 31, 2008, compared to $430,000 in the three months ended July 31, 2007. The increase in interest and other income is primarily due to an increase in the cash position of the Company compared to July 31, 2007 due mainly to $18.0 million of proceeds received in the fourth quarter of fiscal 2008 related to the sale of our equity investment in FilmFlex.

Equity (Loss) Income in Earnings of Affiliates. Equity loss in earnings of affiliates was $114,000 and equity income of $361,000 in the three months ended July 31, 2008 and 2007, respectively. For the three months ended July 31, 2008, all of the equity loss of $114,000 was recognized from On Demand Deutschland. For the three months ended July 31, 2007, $396,000 of equity income was recognized from FilmFlex and $53,000 of equity loss was recognized from On Demand Deutschland.

Income Tax Provision. For the three months ended July 31, 2008, we recorded an income tax provision of $208,000 on income before tax of $1.8 million resulting in an effective income tax provision rate of 11.5%. For the three months ended July 31 2007, we recorded an income tax provision of $95,000 on a loss before taxes of $8.1 million resulting in an effective income tax provision rate of 1.2%. The income tax provision rate was primarily attributable to the higher forecasted revenue in our foreign subsidiaries with lower tax rates than in the U.S. As of July 31, 2008, we continue to maintain a full valuation allowance against our net U.S. deferred tax assets primarily due to the uncertainties related to our ability to generate sufficient pre-tax income for fiscal 2009 and thereafter. If we generate sufficient pre-tax income in the future, some portion or all of the valuation allowance could be reversed and a corresponding increase in net income would be reported in future periods.

Six Months ended July 31, 2008 Compared to the Six Months Ended July 31, 2007

The following table sets the forth statement of operations data for the six months ended July 31, 2008 compared to the six months ended July 31, 2007.

	Six Months Ended July 31,
	2008	2007
	(in thousands)
Revenues:
Products	$56,480	$47,516
Services	39,609	35,522

	96,089	83,038

Costs and expenses:
Cost of product revenues	23,744	26,854
Cost of service revenues	24,943	23,222
Research and development	21,523	21,811
Selling and marketing	13,688	11,680
General and administrative	9,866	10,423
Amortization of intangibles	793	1,599

Income (loss) from operations	1,532	(12,551)
Interest and other income, net	1,328	897
Income (loss) before income taxes and equity income in earnings of affiliates	2,860	(11,654)

Income tax expense	(633)	(1,358)
Equity (loss) income in earnings of affiliates, net of tax	(397)	579

Net income (loss)	$1,830	$(12,433)

Revenues

The following table summarizes information about the Company’s reportable segment revenues for the six months ended July 31, 2008 and 2007. Segment data for July 31, 2007 is also presented on a basis consistent with the July 31, 2008 data and the changed reporting segment structure.

	Six Months Ended July 31,		Increase (Decrease)
	2008	2007	$	%
	(in thousands, except percentage data)
Software revenues:
Product	$38,059	$32,558	$5,501	17%
Services	23,915	20,642	3,273	16%

Total Software revenues	$61,974	$53,200	$8,774	16%

Servers and Storage revenues:
Product	$18,421	$14,958	$3,463	23%
Services	7,786	6,029	1,757	29%

Total Servers and Storage revenues	$26,207	$20,987	$5,220	25%

Media Services revenue:
Services	$7,908	$8,851	$(943)	-11%

Total consolidated revenue:
Product	$56,480	$47,516	$8,964	19%
Services	39,609	35,522	4,087	12%

Total consolidated revenues	$96,089	$83,038	$13,051	16%

Product Revenues. Product revenues increased 19% to $56.5 million in the six months ended July 31, 2008 from $47.5 million in the six months ended July 31, 2007. Product revenues from the Software segment accounted for 67% and 69% of the total product revenues in the six months ended July 31, 2008 and 2007, respectively, while the Servers and Storage segment, accounted for 33% and 31% of total product revenues in the six months ended July 31, 2008 and 2007, respectively.

Services Revenues. Our Services revenues increased 12% year over year to $39.6 million in the six months ended July 31, 2008 from $35.5 million in the six months ended July 31, 2007. Services revenues for the Software segment accounted for 60% and 58% of the total Services revenue in the six months ended July 31, 2008 and 2007, respectively. Servers and Storage services revenue accounted for 20% and 17% of total services revenues in the six months ended July 31, 2008 and 2007, respectively, while Media Services revenue accounted for 20% and 25% of total services revenues in the six months ended July 31, 2008 and 2007, respectively.

For the six months ended July 31, 2008 two customers accounted for more than 44% of our total revenues, and the same two customers accounted for more than 49% of our total revenues for the six months ended July 31, 2007. Revenue from each of these customers was comprised of Software and Servers and Storage segment revenues. We believe that a significant amount of our revenues will continue to be derived from a limited number of customers.

International sales accounted for approximately 32% and 35% of total revenues in the six months ended July 31, 2008 and 2007, respectively. These orders were made primarily in United States dollars. We expect that international products and services revenues will remain a significant portion of our business in the future.

Software Revenues. Revenues from our Software segment for the six months ended July 31, 2008 increased $8.8 million or 16% to $62.0 million from the six months ended July 31, 2007. The year over year growth was primarily due to increased software licensing revenue from shipments of Advertising Insertion, Axiom, VODlink and our VOD hospitality software products which were partially offset by lower software subscription revenues from Comcast. The 16% increase in services revenue for the Software segment was primarily due to higher Advertising and VOD product maintenance revenues from a growing installed base of products.

Servers and Storage Revenues. Revenues from the Servers and Storage segment for the six months ended July 31, 2008 increased $5.2 million or 25% to $26.2 million from related revenues in the six months ended July 31, 2007. The increase in product revenues in the six months ended July 31, 2008 of $3.5 million compared to the same quarter in the previous year was primarily due to higher VOD server revenue from Comcast for their storage upgrade program combined with $1.9 million of lower deferred revenue from Comcast tied to a higher level of contract deliverables in the six months ended July 31, 2007 compared with the six months ended July 31, 2008. The 29% year over year increase in services revenue in our Servers and Storage segment is due to increased installation revenue from VOD and broadcast servers products year over year.

Media Services. Revenues from Media Services decreased by approximately $943,000 or 11% to $7.9 million in the six months ended July 31, 2008 compared to the six months ended July 31, 2007. The decrease in revenue was due primarily to lower ODG professional services from Latin American customers.

Product Gross Profit. Costs of product revenues consist primarily of the cost of purchased material components and subassemblies, labor and overhead relating to the final assembly and testing of complete systems and related expenses. The gross profit percentage for products increased from 43% in the six months ended July 31, 2007 to 58% in the six months ended July 31, 2008. The increase in product gross profit percentages between years were due mainly to the Company’s recorded charge of $4.1 million in connection with asset impairments taken during the three months ended July 31, 2007. The remaining increase is primarily due to higher sales volume-related margin from our Advertising Insertion, Axiom, VODlink and our VOD hospitality software products compared to the six months ended July 31, 2007.

Services Gross Profit. Cost of services revenues consist primarily of labor, materials and overhead relating to the installation, training, product maintenance and technical support, software development, and project management provided by us and costs associated with providing video content services. The gross profit percentage for services increased from 35% in the six months ended July 31, 2007 to 37% in the six months ended July 31, 2008 due to more favorable absorption of service personnel costs due to higher VOD server and software services revenue, service margins, and was partially offset by lower Media Service margins.

Software Revenues Gross Profit. Software segment gross margin was 55% and 46% in the six months ended July 31, 2008 and 2007, respectively. The increase in product gross profit percentages between years is due mainly to a favorable product mix of higher margin Advertising Insertion and VOD software product revenue in the first half of fiscal 2009 compared to the first half of fiscal 2008, as well as the asset impairments taken during the second quarter of fiscal 2008.

Servers and Storage Gross Profit. Servers and Storage segment gross margin of 47% in the six months ended July 31, 2008 was fifteen points higher than in the six months ended July 31, 2007 due mainly to higher Servers and Storage revenue combined with lower manufacturing costs due to headcount and other cost reductions taken in the second quarter of fiscal 2008.

Media Services Gross Profit. Media Services segment gross margin of 12% in the six months ended July 31, 2008 was three points lower than in the six months ended July 31, 2007 due principally to lower revenues and higher year over year headcount.

Research and Development. Research and development expenses consist primarily of the compensation of development personnel, depreciation of development and test equipment and an allocation of related facilities expenses. Research and development expenses decreased 1% from $21.8 million, or 26% of total revenues, in the six months ended July 31, 2007, to $21.5 million, or 22% of total revenues, in the six months ended July 31, 2008. The decrease is primarily due to employee severance expense of $763,000 related to headcount reductions occurring in the second quarter of fiscal 2008 offset by lower absorption.

Selling and Marketing. Selling and marketing expenses consist primarily of compensation expenses, including sales commissions, travel expenses and certain promotional expenses. Selling and marketing expenses increased 17% from $11.7 million, or 14% of total revenues, in the six months ended July 31, 2007, to $13.7 million, or 14% of total revenues, in the six months ended July 31, 2008. This increase is primarily due to increased staffing, higher commission expense related to higher revenues and increased travel expenses.

General and Administrative. General and administrative expenses consist primarily of the compensation of executive, finance, human resource and administrative personnel, legal and accounting services and an allocation of related facilities expenses. In the six months ended July 31, 2008, general and administrative expenses decreased to $9.9 million, or 10% of total revenues, from $10.4 million, or 13% of total revenues, in the six months ended July 31, 2007. The decrease was primarily due to decreased legal and accounting fees compared to the six months ended July 31, 2007.

Amortization of intangible assets. Amortization expense consists of the amortization of acquired intangible assets which are operating expenses and not considered costs of revenues. Amortization expense was $793,000 and $1.6 million in the six months ended July 31, 2008 and 2007, respectively. The sale of the Company’s equity investment in FilmFlex and the removal of the intangible assets related to FilmFlex contributed to the decrease in amortization expense. Amortization is also based on the future economic value of the related intangible assets which is generally higher in earlier years of the assets’ lives. An additional $94,000 and $242,000 of amortization expense related to acquired technology was charged to cost of sales for the six months ended July 31, 2008 and 2007, respectively.

Interest and Other Income. Net interest income and other net income was $1.3 million in the six months ended July 31, 2008, compared to $897,000 in the six months ended July 31, 2007. The increase in interest and other income is primarily due to an increase in the cash position of the Company compared to July 31, 2007 due mainly to $18.0 million of proceeds received in the fourth quarter of fiscal 2008 related to the sale of our equity investment in FilmFlex.

Equity (Loss) Income in Earnings of Affiliates. Equity loss in earnings of affiliates was $397,000 and equity income in earnings of affiliates of $579,000 in the six months ended July 31, 2008 and 2007, respectively. For the six months ended July 31, 2008, all of the equity loss of $397,000 was recognized from On Demand Deutschland. For the six months ended July 31, 2007, $714,000 of equity income was recognized from FilmFlex and $153,000 of equity loss was recognized from On Demand Deutschland.

Income Tax Provision. For the six months ended July 31, 2008, we recorded an income tax provision of $633,000 on income before tax of $2.9 million resulting in an effective income tax provision rate of 22.1%. The income tax provision rate was primarily attributable to the taxable position of our foreign subsidiaries with lower tax rates than in the U.S. For the six months ended July 31, 2007, we recorded an income tax provision of $1.4 million on a loss before taxes of $11.7 million resulting in an effective income tax provision rate of (12%). This was due to tax gains for ODG’s transfer of assets to and reimbursement of previously paid costs from On Demand Deutschland GmbH & Co KG. As of July 31, 2008, we continue to maintain a full valuation allowance against our net U.S. deferred tax assets primarily due to the uncertainties related to our ability to generate sufficient pre-tax income for fiscal 2009 and thereafter. If we generate sufficient pre-tax income in the future, some portion or all of the valuation allowance could be reversed and a corresponding increase in net income would be reported in future periods.

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

Liquidity and Capital Resources

Historically, we have financed our operations and capital expenditures primarily with cash on-hand and the proceeds from sales of our common stock. Cash and cash equivalents decreased $6.5 million from $63.4 million at January 31, 2008 to $56.9 million at July 31, 2008. Working capital, excluding long-term marketable securities, decreased $300,000 from $86.2 million at January 31, 2008 to $85.9 million at July 31, 2008.

Net cash provided by operating activities was $3.2 million for the six months ended July 31, 2008 and $403,000 for the six months ended July 31, 2007. The net cash provided by operating activities for the six months ended July 31, 2008 was the result of net income adjusted for non cash depreciation and amortization of intangible assets of $4.6 million, $1.8 million of stock compensation expense and $700,000 in reserve accruals. In addition to the non-cash items, the other significant change in operating assets and liabilities that provided cash from operations included an increase in deferred revenue of $7.8 million and an increase of $2.7 million in customer deposits which was partially offset with an increase of $13.0 million in net receivables and an increase in net inventory of $4.0 million, which includes approximately $2.2 million of inventory reclassified to fixed assets for use as research and development equipment and spare components for use in connection with customer maintenance. The increases in net receivables were due to the timing of shipments and invoicing to our customers during the second quarter together with record revenues generated in the second quarter of fiscal 2009.

Net cash used by investing activities was $4.9 million for the six months ended July 31, 2008 compared to $755,000 for the six months ended July 31, 2007. Investment activity for the six months ended July 31, 2008 consisted primarily of the net sales of $3.1 million of marketable securities offset by the purchase of property and equipment of $7.9 million, which includes the purchase by ODG of a facility in London, U.K. for $5.7 million and $600,000 for production and office equipment at the London facility. On June 3, 2008, ODG executed an agreement to purchase the 9,000 square foot facility in London for approximately GBP 2.7 million ($5.7 million equivalent). This facility will be used as office space for ODG personnel as well as to house content preparation work that had been previously outsourced. The Company plans to continue to purchase production and office equipment of up to $3.4 million for the London facility over the next six months.

Net cash used by financing activities was $4.7 million for the six months ended July 31, 2008 and net cash provided by financing activities was $1.0 million for the six months ended July 31, 2007. In the six months ended July 31, 2008, the cash used by financing activities was due to the repurchase of $6.0 million of the Company’s stock partially offset by $1.3 million of proceeds from the issuance of common stock in connection with stock option exercises and stock purchases under the Company’s Employee Stock Purchase Plan.

We maintain a $15.0 million revolving line of credit with Citizens Bank (a subsidiary of the Royal Bank of Scotland Group plc). Loans made under this revolving line of credit bear interest at a rate per annum equal to the bank’s prime rate. Borrowings under this line of credit are collateralized by substantially all of our assets. The loan agreement requires that we provide Citizens Bank with certain periodic financial reports and comply with certain financial ratios including a minimum level of earnings before interest, taxes and depreciation and amortization on a trailing twelve month basis, when amounts are outstanding under the loan agreement. As of July 31, 2008, we were in compliance with the financial covenants. There are currently no amounts outstanding under the revolving line of credit.

On February 27, 2007, the On Demand Group Ltd. (“ODG”), a wholly-owned U.K. subsidiary of SeaChange, entered into an agreement with Tele-Munchen Fernseh GmbH & Co. Produktionsgesellschaft (TMG) to create a joint venture named On Demand Deutschland GmbH & Co. KG. The Shareholder’s Agreement requires ODG to provide cash contributions up to $4.2 million (USD equivalent) upon the request of the joint venture’s management and approval by the shareholders of the joint venture. There have been no cash contributions to date.

On February 13, 2008, SeaChange International’s Board of Directors authorized the repurchase of up to $20.0 million of its common stock, par value $.01 per share, through a share repurchase program. As authorized by the program, shares may be purchased in the open market or through privately negotiated transactions, in a manner consistent with applicable securities laws and regulations, including pursuant to a Rule 10b5-1 plan maintained by the Company. This stock repurchase program does not obligate the Company to acquire any specific number of shares and may be suspended or discontinued at any time. All repurchases are expected to be funded from the Company’s current cash and investments balances. The timing and amount of the shares to be repurchased will be based on market conditions and other factors, including price, corporate and regulatory requirements and alternative investment opportunities. As of July 31, 2008, 833,597 shares of our common stock had been purchased as part of the repurchase program at an average price of $6.83, of which 550,992 shares were purchased during the three months ended July 31, 2008 at an average price of $7.27. As of July 31, 2008 the remaining maximum dollar value of shares that may yet be purchased under the program is $14.0 million.

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

Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements-an amendment of ARB No. 51 (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. The guidance will become effective for fiscal years beginning after December 15, 2008. SFAS 160 is effective for us beginning February 1, 2009. The Company is currently assessing the impact that SFAS 160 may have on our results of operations and financial position.

In March 2008, the FASB issued FASB Statement No. 161(“SFAS 161”), Disclosures about Derivative Instruments and Hedging Activities. SFAS 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company is currently evaluating the impact of adopting SFAS 161 on its results of operations and financial position. The Company does not currently have any derivative instruments or hedging activities.

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

We face exposure to financial market risks, including adverse movements in foreign currency exchange rates and changes in interest rates. These exposures may change over time as business practices evolve and could have a material adverse impact on our financial results. Our foreign currency exchange exposure is primarily associated with product sales arrangements, European and Asian repatriation or settlement of intercompany payables and receivables among subsidiaries and its parent company, and/or investment/equity contingency considerations denominated in the local currency where the functional currency of the foreign subsidiary is the U.S. dollar. Substantially all of our international product sales are payable in United States Dollars (USD) or in the case of our ODG operations service sales, payable in GBP, and provide a natural hedge for receipts and local payments. In light of the high proportion of our international businesses we expect the risk of any adverse movements in foreign currency exchange rates to have a greater impact on our translated results within the income statement and equity section of our balance sheet. Historically, we have not hedged specific currency exposures as gains and losses on foreign currency transactions have not been material to date. At July 31, 2008 and January 31, 2008, we had no variable rate U.S. dollar denominated debt. As there were no amounts outstanding at July 31, 2008 and January 31, 2008 related to variable rate debt, there was no interest rate exposure.

The carrying amounts reflected in the condensed consolidated balance sheet of cash and cash equivalents, short-term marketable securities, trade receivables and trade payables approximate fair value at July 31, 2008 due to the short maturities of these instruments. We maintain investment portfolio holdings of various issuers, types, and maturities. Our cash and marketable securities include cash equivalents, which we consider to be investments purchased with original maturities of three months or less. Given the short maturities and investment grade quality of the portfolio holdings at July 31, 2008, a sharp rise in interest rates should not have a material adverse impact on the fair value of our investment portfolio. Additionally, our long term marketable investments, which are carried at the lower of cost or market, have fixed interest rates, and therefore are subject to changes in fair value. As a result, we do not currently hedge these market risk exposures.

At July 31, 2008, we had $14.5 million in short-term marketable securities and $6.7 million in long-term marketable securities. Of the $21.2 million in available-for-sale securities at July 31, 2008, the Company holds $1.0 million in auction rate securities (“ARS”) that were intended to provide liquidity via an auction process that resets the applicable interest rate in the event there is no new investment in these securities. Due to recent uncertainty in the credit markets this $1.0 million ARS holding in our investment portfolio has failed to settle on its respective settlement date resulting in the illiquidity of this investment. Consequently, we have not been able to access these funds and do not expect to do so until a future auction of these investments is successful or a buyer is found outside the auction process. Although the maturity date of the underlying security of our ARS investment is twenty-three years, we currently have sufficient cash and cash equivalents, cash from operations and access to unused credit facilities to meet our short term liquidity requirements and do not anticipate that we will need to access our ARS investment. Accordingly, the Company has classified this investment as long-term and its fair value equals par on maturity.

ITEM 4.	Controls and Procedures

(a) Evaluation of disclosure controls and procedures. The Company evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this quarterly report on Form 10-Q. William C. Styslinger, III, our Chief Executive Officer, and Kevin M. Bisson, our Chief Financial Officer, reviewed and participated in this evaluation. Based upon that evaluation, Messrs. Styslinger and Bisson concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report and as of the date of the evaluation.

(b) Changes in internal controls over financial reporting. As a result of the evaluation completed by the Company, and in which Messrs. Styslinger and Bisson participated, the Company has concluded that there were no changes during the fiscal quarter ended July 31, 2008 in our internal controls over financial reporting, which have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

SeaChange enters into agreements in the ordinary course of business with customers, resellers, distributors, integrators and suppliers. Most of these agreements require SeaChange to defend and/or indemnify the other party against intellectual property infringement claims brought by a third party with respect to SeaChange’s products. From time to time, SeaChange also indemnifies customers and business partners for damages, losses and liabilities they may suffer or incur relating to personal injury, personal property damage, product liability, and environmental claims relating to the use of SeaChange’s products and services or resulting from the acts or omissions of SeaChange, its employees, authorized agents or subcontractors. For example, SeaChange has received requests from several of its customers for indemnification of patent litigation claims asserted by Acacia Media Technologies, USA Video Technology Corporation and VTran Media Technologies. Management performed an analysis of all requests under Statement of Financial Accounting Standards No. 5, Accounting for Contingencies (“SFAS 5”) and determined as of July 31, 2008 that $80,000 was estimable and probable and has recorded an accrual.

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

Repurchase of the Company’s Equity Securities

On February 13, 2008, SeaChange International’s Board of Directors authorized the repurchase of up to $20.0 million of its common stock, par value $.01 per share, through a share repurchase program. As authorized by the program, shares may be purchased in the open market or through privately negotiated transactions, in a manner consistent with applicable securities laws and regulations, including pursuant to a Rule 10b5-1 plan maintained by the Company. This stock repurchase program does not obligate the Company to acquire any specific number of shares and may be suspended or discontinued at any time. All repurchases are expected to be funded from the Company’s current cash and investments balances. The Company does not intend to repurchase any shares from its management team or other insiders. The following table below provides monthly activity for the number of shares the Company has acquired and its average price paid per share, net of broker fees, during the quarter ended July 31, 2008.

PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit) (1)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
May 1, 2008 to May 31, 2008	178,070	$7.17	178,070	$16,736,980
June 1, 2008 to June 30, 2008	164,795	$7.66	164,795	$15,468,748
July 1, 2008 to July 31, 2008	208,057	$6.98	208,057	$14,011,257
Total	550,922	$7.24	550,922

(1)	net of broker fees.

The repurchase program is scheduled to terminate on December 31, 2008, and may be modified or discontinued at any time. For the quarter ended July 31, 2008, 550,922 shares of our common stock have been purchased as part of the repurchase program at an average price of $7.24. As of July 31, 2008, the remaining maximum dollar value of shares that may yet be purchased under the program is $14.0 million.

ITEM 4.	Submission of Matters to a Vote of Security Holders

The annual meeting of the stockholders of SeaChange was held on July 16, 2008 at which the stockholders voted on the following matters:

1. The election of two (2) members (Mary Palermo Cotton and Carmine Vona) to SeaChange’s Board of Directors, each to serve for a three-year term as a Class III Director;

2. The adoption of an amendment to SeaChange’s Third Amended and Restated 1996 Employee Stock Purchase Plan; and

3. The ratification of the appointment of Grant Thornton LLP, SeaChange’s independent registered public accounting firm.

Voting results were as follows:

	Votes For	Votes Against	Abstained
Election of Mary Palermo Cotton	26,277,227	—	660,334
Election of Carmine Vona	26,070,528	—	867,333
Adoption of the amendment to SeaChange’s Third Amended and Restated 1996 Employee Stock Purchase Plan	20,433,353	101,665	80,693
Ratification of appointment of independent registered public accounting firm, Grant Thornton LLP	26,919,132	8,726	10,002

After the annual meeting, William C. Styslinger, III, Martin R. Hoffmann and Thomas F. Olson continued to serve as our directors, in addition to Mary Palermo Cotton and Carmine Vona.

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

Dated: September 9, 2008

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