Form 10-Q
period 2008-10-31
SEACHANGE INTERNATIONAL INC
filed 2008-12-08
CIK 1019671

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2008

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

The number of shares outstanding of the registrant’s Common Stock on December 4, 2008 was 30,572,713.

SEACHANGE INTERNATIONAL, INC.

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements

SEACHANGE INTERNATIONAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	October 31, 2008	January 31, 2008
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$56,667	$63,359
Marketable securities	10,994	19,266
Accounts receivable, net of allowance for doubtful accounts of $1,059 and $663 at October 31, 2008 and at January 31, 2008, respectively	43,277	28,376
Unbilled receivables	4,424	7,367
Inventories, net	17,472	14,315
Prepaid expenses and other current assets	3,589	2,656

Total current assets	136,423	135,339
Property and equipment, net	34,676	28,066
Marketable securities	11,990	5,272
Investments in affiliates	13,043	12,668
Intangible assets, net	5,188	6,809
Goodwill	26,326	29,471
Other assets	410	271

Total assets	$228,056	$217,896

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$10,508	$9,636
Income taxes payable	1,857	1,625
Other accrued expenses	10,463	17,387
Customer deposits	5,901	1,259
Deferred revenues	25,691	19,103
Deferred tax liabilities	77	93

Total current liabilities	54,497	49,103
Distribution and losses in excess of investment	1,756	1,458
Deferred tax liabilities and income taxes payable	2,041	1,933

Total liabilities	58,294	52,494

Commitments and contingencies (Note 5)
Stockholders’ equity:
Convertible preferred stock, $0.01 par value; 5,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized, 30,572,713 and 29,904,311 shares outstanding at October 31, 2008 and January 31, 2008, respectively	314	299
Additional paid-in capital	204,425	191,627
Treasury Stock, at cost 873,381 and 39,784 shares at October 31, 2008 and January 31, 2008, respectively	(5,989)	—
Accumulated deficit	(23,550)	(28,747)
Accumulated other comprehensive (loss) income	(5,438)	2,223

Total stockholders’ equity	169,762	165,402

Total liabilities and stockholders’ equity	$228,056	$217,896

The accompanying notes are an integral part of these condensed consolidated financial statements.

SEACHANGE INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share data)

(unaudited)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2008	2007	2008	2007
Revenues:
Products	$29,691	$29,995	$86,171	$77,511
Services	22,104	19,029	61,713	54,551

	51,795	49,024	147,884	132,062

Cost of revenues:
Products	10,374	13,461	34,118	40,315
Services	13,278	11,285	38,221	34,507

	23,652	24,746	72,339	74,822

Gross profit	28,143	24,278	75,545	57,240

Operating expenses:
Research and development	10,488	10,662	32,011	32,473
Selling and marketing	6,831	5,505	20,519	17,185
General and administrative	5,464	4,240	15,549	14,737
Amortization of intangibles	393	806	1,186	2,405

	23,176	21,213	69,265	66,800

Income (loss) from operations	4,967	3,065	6,280	(9,560)
Interest and other income, net	45	440	1,592	1,411

Income (loss) before income taxes and equity income in earnings of affiliates	5,012	3,505	7,872	(8,149)
Income tax expense	(1,466)	(493)	(2,099)	(1,851)
Equity (loss) income in earnings of affiliates, net of tax	(179)	293	(576)	872

Net income (loss)	$3,367	$3,305	$5,197	$(9,128)

Earnings (loss) per share:
Basic	$0.11	$0.11	$0.17	$(0.31)

Diluted	$0.11	$0.11	$0.17	$(0.31)

Weighted average common shares outstanding:
Basic	30,514	29,577	30,729	29,503

Diluted	31,143	29,680	31,196	29,503

The accompanying notes are an integral part of these condensed consolidated financial statements.

SEACHANGE INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended October 31,
	2008	2007
Cash flows from operating activities:
Net income (loss)	$5,197	$(9,128)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	5,423	6,097
Amortization of intangibles and capitalized software	1,556	3,492
Impairment of intangibles and capitalized software	—	4,056
Inventory valuation charge	831	1,705
Allowance for doubtful accounts receivable	480	205
Discounts earned and amortization of premiums on marketable securities and accretion	72	62
Equity loss (income) in earnings of affiliates	576	(872)
Stock-based compensation	2,836	2,465
Deferred income taxes	120	1,157
Changes in operating assets and liabilities:
Accounts receivable	(16,863)	(2,433)
Unbilled receivables	2,943	1,035
Inventories	(6,872)	(154)
Prepaid expenses and other assets	(1,285)	(110)
Accounts payable	1,496	1,109
Income taxes payable	287	797
Accrued expenses	1,371	1,364
Customer deposits	4,642	365
Deferred revenues	6,631	(3,261)

Net cash provided by operating activities	9,441	7,951

Cash flows from investing activities:
Purchases of property and equipment	(10,373)	(3,216)
Proceeds from sale of property and equipment	—	468
Purchases of marketable securities	(47,168)	(22,040)
Proceeds from sale and maturity of marketable securities	48,403	21,542
Acquisition of businesses and payment of contingent consideration	(43)	(154)
Capital distribution from investment in affiliate	—	880

Net cash used in investing activities	(9,181)	(2,520)

Cash flows from financing activities:
Purchase of treasury stock, net of settlement costs	(5,989)	—
Proceeds from issuance of common stock	1,870	1,311

Net cash (used in) provided by financing activities	(4,119)	1,311

Effect of exchange rates on cash and cash equivalents	(2,833)	342

Net (decrease) increase in cash and cash equivalents	(6,692)	7,084
Cash and cash equivalents, beginning of period	63,359	31,179

Cash and cash equivalents, end of period	$56,667	$38,263

Supplemental disclosure of non-cash activities:
Transfer of items originally classified as inventories to equipment	$2,884	$750
Issuance of equity for ODG contingent consideration (Note 4)	8,105	—
Conversion of account receivable to investment in affiliate	332	—

The accompanying notes are an integral part of these condensed consolidated financial statements.

SEACHANGE INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements as of October 31, 2008 and for the three and nine months ended October 31, 2008 and 2007 include the accounts of SeaChange International, Inc. and its subsidiaries (“SeaChange” or the “Company”). SeaChange believes that the unaudited condensed consolidated financial statements reflect all adjustments (consisting of only normal recurring adjustments), necessary for a fair statement of SeaChange’s financial position, results of operations and cash flows at the dates and for the periods indicated. The results of operations for the periods presented are not necessarily indicative of results expected for the full fiscal year or any other future periods. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes for the year ended January 31, 2008, filed on April 14, 2008 included in SeaChange’s Annual Report on Form 10-K for such fiscal year. The balance sheet at January 31, 2008 was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. Certain reclassifications have been made to conform prior period amounts to current period presentation, including the reclassification of revenue originated in Canada and South America to North American revenue as discussed in Note 6. This reclassification had no impact on the Company’s results of operations or financial position.

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

Goodwill

In connection with acquisitions of operating entities, the Company recognizes the excess of the purchase price over the fair value of the net assets acquired as goodwill. Goodwill is not amortized, but is evaluated for impairment, at the reporting unit level, annually in the third fiscal quarter. Goodwill of a reporting unit also is tested for impairment on an interim basis in addition to the annual evaluation if an event occurs or circumstances change which would more likely than not reduce the fair value of a reporting unit below its carrying amount.

The process of evaluating goodwill for impairment requires several judgments and assumptions to be made to determine the fair value of the reporting units, including the method used to determine fair value, discount rates, expected levels of cash flows, revenues and earnings, and the selection of comparable companies used to develop market based assumptions.

In the third quarter, the Company changed the timing of its annual goodwill impairment testing for its Media Services reporting unit from October 31, 2008 to August 1, 2008. This change did not delay, accelerate or avoid an impairment charge (see Note 6). A letter from our independent auditors, Grant Thornton LLP discussing this change is included with this report as Exhibit 18.1.

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

Level 2: Observable market based inputs or unobservable inputs that are corroborated by market data.

Level 3: Unobservable inputs that are not corroborated by market data.

The Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of October 31, 2008 are as follows:

	October 31,	Fair Value Measurements Using
	2008	Level 1	Level 2	Level 3
	(in thousands)
Financial assets:
Available for sale marketable securities:
Current marketable securities	$10,994	$10,994	$—	$—
Non-current marketable securities	11,990	10,990	—	1,000

Total	$22,984	$21,984	$—	$1,000

The Company relies on mark to market valuations to record the fair value of the Company’s available for sale security assets which are measured under a Level 1 input. These assets are publicly traded equity securities for which market prices are readily observable and recorded under the guidelines of SFAS 115. At October 31, 2008, we had $11.0 million in short-term marketable securities and $12.0 million in long-term marketable securities. Of the $23.0 million in available-for-sale securities at October 31, 2008, the Company holds $1.0 million in auction rate securities (“ARS”) that were intended to provide liquidity via an auction process that resets the applicable interest rate in the event there is no new investment in these securities. Due to recent uncertainty in the credit markets, this $1.0 million ARS holding in our investment portfolio has failed to settle on its respective settlement date resulting in illiquidity in this investment. Consequently, we have not been able to access these funds and do not expect to do so until a future auction of these investments is successful or a buyer is found outside the auction process. Although the maturity date of the underlying security of our ARS investment is twenty-three years, we currently have sufficient cash and cash equivalents, cash from operations and access to unused credit facilities to meet our short term liquidity requirements and do not anticipate that we will need to access our ARS investment. Accordingly, the Company has classified this investment at par value which approximates fair value.

3. Inventories

Inventories consist of the following:

	October 31, 2008	January 31, 2008
	(in thousands)
Components and assemblies	$11,073	$9,979
Finished products	6,399	4,336

Total	$17,472	$14,315

4. Investments in Affiliates

On Demand Group Limited

In fiscal year 2006, SeaChange acquired the outstanding shares in On Demand Group Limited (“ODG”) it did not previously own in exchange for approximately $14.0 million in cash consideration, including transaction costs of $500,000. Two of the former shareholders of ODG became executive officers of SeaChange in conjunction with the acquisition. The purchase agreement provided for additional contingent consideration to the former shareholders of ODG, if ODG met certain goals. The contingent consideration was paid in cash or issued of SeaChange common stock in four installments. In May 2006, SeaChange paid $3.0 million in cash to satisfy the first installment. On June 30, 2006, SeaChange and the former shareholders of ODG amended the original purchase agreement to provide for the acceleration of the second installment of contingent consideration in exchange for the issuance of

341,360 shares of SeaChange’s common stock having a fair market value of $2.3 million as of the date of the amendment. In December 2007 SeaChange and the former shareholders of ODG amended the original purchase agreement to provide the former shareholders of ODG 417,304 shares of SeaChange’s common stock which was satisfied in March 2008 having a fair market value of $3.2 million as of the date of the amendment in satisfaction of the third installment. On March 13, 2008, SeaChange and the former stockholders of ODG amended the original purchase agreement to provide for the satisfaction of the final contingent by payment through the issuance in March 2008 of 714,084 shares of SeaChange’s common stock having a fair market value of $4.9 million as of the date of the amendment. As of January 31, 2008 the Company recorded the third and fourth contingent consideration installments totaling $8.1 million, as additional goodwill for the step up acquisition of ODG and issued 1,131,388 shares of common stock in the first quarter of fiscal 2009.

On Demand Deutschland GmbH & Co. KG

On February 27, 2007, ODG, a wholly-owned subsidiary of SeaChange, entered into an agreement with Tele-Munchen Fernseh GmbH & Co. Produktionsgesellschaft (TMG) to create a joint venture named On Demand Deutschland GmbH & Co. KG. On Demand Deutschland specializes in establishing on-demand and pay-per-view services on multiple platforms in German-speaking Europe. ODG contributed $2.8 million to acquire its 50% ownership interest in the joint venture of which $2.6 million consisted of the fair value of customer contracts and content license agreements contributed by ODG and $154,000 represented a cash contribution. The customer contracts and licensed content had no book value. SeaChange determined that this investment is an operating joint venture and does not require consolidation under the accounting guidance of FIN No. 46R. Consequently, SeaChange accounts for this investment under the equity method of accounting.

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

ODG entered into a Service Agreement with the joint venture whereby ODG provides content aggregation, distribution, marketing and administration services to the joint venture under an arm’s length fee structure. In the three months and nine months ended October 31, 2008 and 2007, ODG recorded revenues of $360,000 and $208,000 and $1.3 million and $677,000 respectively, related to the Service Agreement. ODG’s share of profits from this agreement in proportion to its equity ownership interest is eliminated in consolidation.

The Shareholder’s Agreement requires ODG to provide cash contributions up to $4.2 million (USD equivalent) upon the request of the joint venture’s management and approval by the shareholders of the joint venture. ODG recorded its proportionate share of the joint venture’s losses for the three months ending October 31, 2008 and 2007 of $179,000 and $148,000, respectively. For the nine months ending October 31, 2008 and 2007, ODG recorded losses of $576,000 and $301,000, respectively. Due to the capital distribution and ODG’s share of the joint venture’s net loss exceeding the book value of its investment in the joint venture, the investment is recorded as a long-term liability of $1.6 million and $1.3 million at October 31, 2008 and January 31, 2008, respectively.

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

SeaChange enters into agreements in the ordinary course of business with customers, resellers, distributors, integrators and suppliers. Most of these agreements require SeaChange to defend and/or indemnify the other party against intellectual property infringement claims brought by a third party with respect to SeaChange’s products. From time to time, SeaChange also indemnifies customers and business partners for damages, losses and liabilities they may suffer or incur relating to personal injury, personal property damage, product liability, and environmental claims relating to the use of SeaChange’s products and services or resulting from the acts or omissions of SeaChange, its employees, authorized agents or subcontractors. For example, SeaChange has received requests from several of its customers for indemnification of patent litigation claims asserted by Acacia Media Technologies, USA Video Technology Corporation and VTran Media Technologies. Management performed an analysis of these requests under Statement of Financial Accounting Standards No. 5, Accounting for Contingencies (“SFAS 5”) and determined that, as of October 31, 2008, $50,000 was estimable and probable and has recorded an accrual.

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

6. Segment Information

Until the end of fiscal 2008, the Company was managed and operated as three segments, Broadcast, Broadband and Services. In its first quarter of fiscal 2009, the Company realigned its previously reported segments into three new reporting segments: Software, Servers and Storage, and Media Services, as segments defined by SFAS No. 131, Disclosure about Segments of an Enterprise and Related Information. The Company believes this reorganization better reflects the increasing importance and magnitude of its software products and services as well as the scale of its ODG subsidiary. A description of the three new reporting segments is as follows:

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

•	Media Services segment includes the operations of ODG including content acquisition and preparation services for television and wireless network service providers and related operating expenses.

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

The segment data for the three and nine months ended October 31, 2007 has been recast to reflect the realignment of the new segments. Prior to fiscal 2009, services revenues, which included ODG revenues, were reported in the Services segment and the Company did not separately track these service revenues and costs by these new segments, except for ODG. Accordingly, management has made certain assumptions to determine the amount of service revenues and service costs attributed to the Software and Servers and Storage reporting segments for the three and nine months ended October 31, 2007. The basis of the assumptions for all such revenues, costs and expenses includes significant judgments and estimations. There are no inter-segment revenues for the periods shown below. The Company does not separately track all assets by operating segments nor are the segments evaluated under this criterion. The following summarizes the revenues, gross profit, operating expenses and income from operations by reportable segment:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2008	2007	2008	2007
	(in thousands)
Software
Revenue:
Products	$22,857	$17,385	$60,916	$49,943
Services	14,707	11,774	39,291	32,416

Total revenue	37,564	29,159	100,207	82,359
Gross profit	23,158	16,207	57,830	40,692
Operating expenses:
Research and development	8,098	8,132	24,953	23,023
Selling and marketing	4,154	3,162	12,396	9,876
Amortization of intangibles	364	537	1,092	1,610

	12,616	11,831	38,441	34,509

Income from operations	$10,542	$4,376	$19,389	$6,183

Servers and Storage
Revenue:
Products	$6,834	$12,610	$25,255	$27,568
Services	3,546	3,488	10,663	9,517

Total revenue	10,380	16,098	35,918	37,085
Gross profit	4,448	7,779	16,028	14,551
Operating expenses:
Research and development	2,390	2,530	7,058	9,450
Selling and marketing	2,659	2,316	8,074	7,216

	5,049	4,846	15,132	16,666

(Loss) income from operations	$(601)	$2,933	$896	$(2,115)

Media Services
Service revenue	$3,851	$3,767	$11,759	$12,618
Gross profit	537	292	1,687	1,997
Operating expenses:
Selling and marketing	18	27	49	93
General and administrative	839	468	2,450	2,035
Amortization of intangibles	29	269	94	795

	886	764	2,593	2,923

Loss from operations	$(349)	$(472)	$(906)	$(926)

Unallocated Corporate
Operating expenses:
General and administrative	$4,625	$3,772	$13,099	$12,702

Total unallocated corporate expenses	$4,625	$3,772	$13,099	$12,702
Consolidated income (loss) from operations	$4,967	$3,065	$6,280	$(9,560)

The following table summarizes percentage of revenues by geographic locations:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2008	2007	2008	2007
	(in thousands)
Revenues:
North America	74%	68%	70%	66%
Latin America	2%	3%	2%	4%
Europe and Middle East	19%	20%	21%	22%
Asia Pacific and other international locations	5%	9%	7%	7%
Total	100%	100%	100%	100%

The following summarizes revenues by significant customer where such revenue exceeded 10% of total revenues for the indicated period:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2008	2007	2008	2007
Customer A	36%	30%	33%	33%
Customer B	11%	14%	13%	14%
Customer C	10%	—	—	—

At October 31, 2008, two different customers accounted for approximately 27% and 23%, respectively, of the accounts receivable and unbilled receivables balances. At January 31, 2008, two customers accounted for 23% and 18%, respectively, of SeaChange’s accounts receivable and unbilled receivables balances.

During the second quarter of fiscal 2009, the Company finalized its reallocation of goodwill to the Company’s new reportable segments and changes in the carrying amount of goodwill for the first nine months of fiscal 2009, as follows:

	Goodwill
	Broadband	Services	Software	Servers & Storage	Media Services	Total
	(in thousands)
Balance at January 31, 2008	$11,169	$18,302	$—	$—	$—	$29,471
Reallocation	(11,169)	(18,302)	10,398	771	18,302	—
Cumulative Translation Adjustment	—	—	—	—	(3,145)	(3,145)

Balance at October 31, 2008	$—	$—	$10,398	$771	$15,157	$26,326

The goodwill reallocation shown in the table above relates to the reorganization of the Company’s reportable segments. The goodwill formerly included in the Broadband and Services segments was allocated between the Software, Servers and Storage and Media Services segments based on a relative fair value approach using management estimates of fair value of the segments. No impairment was recorded as a result of the change in segments. As of August 1, 2008, SeaChange reviewed the recoverability of goodwill associated with its three reporting units, Software, Servers and Storage and Media Services, and determined that there was no goodwill impairment (Note 1 and Exhibit 18.1).

7. Income Taxes

For the three and nine months ended October 31, 2008, the Company recorded an income tax provision of $1.5 million on a profit before tax of $5.0 million and an income tax provision of $2.1 million on a profit before tax of $7.9 million, respectively, resulting in an effective income tax provision rate of 29% and 27%, respectively.

For the three and nine months ended October 31, 2007, the Company recorded income tax provisions of $493,000 and $1.9 million, respectively, on a profit before tax of $3.5 million and on a loss before tax of $8.1million, respectively, resulting in an effective income tax provision rates of 14% and 23%, respectively. Of these amounts, $1.1 million was attributable to taxable gains for ODG’s transfer of assets to and the reimbursement of previously paid costs from On Demand Deutschland GmbH & Co. KG, the German joint venture formed in February 2007 with Tele-Munchen Fernseh GmbH & Co. Produktionsgesellschaft. In addition, the Company exhausted its U.S. tax benefit carry back potential in fiscal 2007, thus eliminating any recording of U.S. tax benefit for fiscal 2008.

As of October 31, 2008, the Company has maintained the full valuation allowance against its net U.S. deferred tax assets primarily due to the uncertainties related to the Company’s ability to generate sufficient pre-tax income for fiscal 2009 and thereafter. If SeaChange generates sufficient pre-tax income in the future, some portion or all of the valuation allowance could be reversed and a corresponding increase in net income would be reported in future periods.

8. Comprehensive (Loss) Income

During the third quarter of fiscal year 2009, the U.S. dollar increased in strength against the foreign currencies held by our subsidiaries. The Company’s ODG operations in the United Kingdom generated a foreign currency translation loss of $7.1 million which was recorded as accumulated other comprehensive loss reducing the Company’s equity section of the balance sheet over the prior period.

The components of comprehensive (loss) income consisted of the following:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2008	2007	2008	2007
	(in thousands)
Net income (loss)	$3,367	$3,305	$5,197	$(9,128)
Other comprehensive income (loss):
Foreign currency translation adjustment	(7,129)	467	(7,336)	1,139
Unrealized (loss) gain on marketable securities	(47)	94	(325)	168

Other comprehensive (loss) income	(7,176)	561	(7,661)	1,307

Comprehensive (loss) income	$(3,809)	$3,866	$(2,464)	$(7,821)

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

For the three and nine months ended October 31, 2008, 3,532,000 and 3,961,000 common stock equivalents respectively were anti-dilutive based on the Company’s stock price being lower than the option exercise or strike price. The number of shares that were anti-dilutive for the three and nine month periods ended October 31, 2007 were 4,881,000 and 4,141,000 shares, respectively.

Below is a summary of the shares used in calculating basic and diluted income (loss) per share for the periods indicated:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2008	2007	2008	2007
	(in thousands)
Weighted average shares used in calculating earnings per share—Basic	30,514	29,577	30,729	29,503
Dilutive common stock equivalents	629	103	467	—

Weighted average shares used in calculating earnings per share—Diluted	31,143	29,680	31,196	29,503

10. Recently Issued Accounting Pronouncements

In October 2008, the FASB issued FASB Staff Position No. FAS 157-3, “Determining the Fair Value of a Financial Asset in a Market That Is Not Active” (FSP 157-3), which clarifies the application of SFAS 157 when the market for a financial asset is inactive. Specifically, FSP 157-3 clarifies how (1) management’s internal assumptions should be considered in measuring fair value when observable data are not present, (2) observable market information from an inactive market should be taken into account, and (3) the use of broker quotes or pricing services should be considered in assessing the relevance of observable and unobservable data to measure fair value. The guidance in FSP 157-3 was effective during the Company’s third fiscal quarter, and had no material impact upon the Company’s results of operations and financial position.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51 (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. The guidance will become effective for fiscal years beginning after December 15, 2008. SFAS 160 is effective for the Company beginning February 1, 2009. The Company is currently assessing the impact that FASB 160 may have on its results of operations and financial position.

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

On April 25, 2008, the FASB issued FASB Staff Position (“FSP”) FAS 142-3, Determination of the Useful Life of Intangible Assets, which revises the factors that an entity should consider to develop renewal or extension assumptions used in determining the useful life of a recognized intangible asset. The FSP amends paragraph 11(d) of SFAS 142. The FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008 (February 1, 2009, for the Company) and for interim periods within those fiscal years. Early adoption is prohibited. Entities should apply the FSP’s guidance in determining the useful life of an intangible asset prospectively to recognized intangible assets acquired after the FSP’s effective date. However, once effective, the FSP’s disclosure requirements apply prospectively to all recognized intangible assets, including those acquired before the FSP’s effective date. The Company is currently assessing the impact that FAS 142-3 may have on its results of operations and financial position.

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

11. Subsequent Event

On November 19, 2008, ODG, a wholly-owned subsidiary of SeaChange entered into a Share Purchase Agreement (the “Share Purchase Agreement”) providing for the purchase by ODG of all the outstanding capital stock (the “Mobix Shares”) of Mobix Interactive Limited (“Mobix”). Mobix is a London, England based company that provides software and content services related to the deployment of mobile video services for wireless network operators.

At the closing, ODG paid the shareholders of Mobix approximately £2 million (approximately $3 million) in cash for the Mobix Shares, with an additional £1 million (approximately $1.5 million) deposited in escrow to be released on the later of February 19, 2009 and the date certain performance goals have been satisfied, with the amount of the escrow being subject to reduction should there have been a breach of the representations, warranties, covenants and agreements contained in the Share Purchase Agreement.

In addition, under the earnout provisions in the Share Purchase Agreement, if Mobix meets certain performance goals, primarily related to the financial performance of Mobix, over the period ending November 19, 2011, ODG will be obligated to make additional cash payments aggregating £8.29 million (approximately $12.4 million). The contingent consideration will be reduced or increased based upon Mobix’s actual performance relative to the performance goals.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Factors That May Affect Future Results

Any statements contained in this Form 10-Q that do not describe historical facts may constitute forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. These statements relate to future events or our future financial performance and are identified by words such as “may,” “will,” “could,” “should,” “expect,” “plan,” “intend,” “seek,” “anticipate,” “believe,” “estimate,” “potential,” or “continue” or other comparable terms or the negative of those terms. Forward-looking statements in this Form 10-Q include certain statements regarding the effect of certain accounting standards on our financial position and results of operations, the effect of certain legal claims against us, projected changes in our revenues, earnings and expenses, exchange rate sensitivity, interest rate sensitivity, liquidity, product introductions and general market conditions. Our actual future results may differ significantly from those stated in any forward-looking statements. Any such forward-looking statements contained herein are based on current expectations, but are subject to a number of risks and uncertainties that may cause actual results to differ materially from expectations. The factors that could cause actual future results to differ materially from current expectations include the following: the continued growth, development and acceptance of the video-on-demand market; the loss of one of our large customers; the cancellation or deferral of purchases of our products; the timing of significant customer orders; the length of our sales cycles; a decline in demand or average selling price for our products; our ability to manage our growth; our ability to protect our intellectual property rights and the expenses that may be incurred by us to protect our intellectual property rights; an unfavorable result of current or future litigation; content providers limiting the scope of content licensed for use in the video-on-demand market; our ability to introduce new products or enhancements to existing products; our dependence on certain sole source suppliers and third-party manufacturers; our ability to obtain license or distribution rights for certain technologies; our ability to compete in our marketplace; our ability to respond to changing technologies; the risks associated with international sales; the performance of companies in which we have made equity investments, including Casa Systems, Inc., and On Demand Deutschland GmbH & Co. KG; our ability to integrate businesses acquired by us, including Mobix Interactive Limited; changes in the regulatory environment and our ability to hire and retain highly skilled employees; any weaknesses over internal controls over financial reporting; any additional tax liabilities; and system errors, failures or interruptions. Further information on factors, including those listed above, that could cause actual results to differ from those anticipated is detailed in various filings made by us from time to time with the Securities and Exchange Commission, including but not limited to, those appearing in Part I, Item 1A. Risk Factors, in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 14, 2008. Any forward looking statements should be considered in light of those factors.

Overview

We are a leading developer, manufacturer and marketer of digital video systems and services including the management, aggregation, licensing, storage, and distribution of video, television, gaming and advertisement content to cable system operators, telecommunications companies and broadcast television companies.

Until the end of fiscal 2008, the Company was managed and operated as three segments, Broadcast, Broadband and Services. In its first quarter of fiscal 2009, the Company realigned its previously reported segments into three new reporting segments: Software, Servers and Storage, and Media Services as segments defined by SFAS No. 131, Disclosure about Segments of an Enterprise and Related Information. The Company believes this reorganization better reflects the increasing importance and magnitude of its software products and services as well as the scale of its ODG subsidiary. A description of the three new reporting segments is as follows:

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

•	Media Services segment includes the operations of ODG including content acquisition, and preparation services for television and wireless network service providers and related operating expenses.

Under this revised reporting structure, the Company determined there are significant functions, and therefore costs, that are considered corporate expenses and are not allocated to the reportable segments for the purposes of assessing performance and making operating decisions. These unallocated costs include general and administrative expenses, other than general and administrative expenses related to ODG, interest, taxes and equity earnings in affiliates, which are managed separately at the corporate level. In the third quarter, the Company changed the timing of its annual goodwill impairment testing for its Media Services reporting unit from October 31, 2008 to August 1, 2008. This change did not delay, accelerate or avoid an impairment charge (see Note 6). A letter from our independent auditors, Grant Thornton LLP discussing this change is included with this report as Exhibit 18.1.

The Segment data for the three and nine months ended October 31, 2007 has been recast to reflect the realignment of the new segments. Prior to fiscal 2009, services revenues, which included ODG revenues, were reported in the Services segment and the Company did not separately track these service revenues and costs by these new segments, except for ODG. Accordingly, management has made certain assumptions to determine the amount of service revenues and service costs attributed to the Software and Servers and Storage reporting segments for the three and nine months ended October 31, 2007. The basis of the assumptions for all such revenues, costs and expenses includes significant judgments and estimations. There are no inter-segment revenues for the periods. The Company does not separately track all assets by operating segments nor are the segments evaluated under this criterion.

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

Three Months ended October 31, 2008 Compared to the Three Months Ended October 31, 2007

The following table sets forth statement of operations data for the three months ended October 31, 2008 compared to the three months ended October 31, 2007.

	Three Months Ended October 31,
	2008	2007
	(in thousands)
Revenues:
Products	$29,691	$29,995
Services	22,104	19,029

	51,795	49,024

Costs and expenses:
Cost of product revenues	10,374	13,461
Cost of service revenues	13,278	11,285
Research and development	10,488	10,662
Selling and marketing	6,831	5,505
General and administrative	5,464	4,240
Amortization of intangibles	393	806

Income from operations	4,967	3,065
Interest and other income, net	45	440

Income before income taxes and equity income in earnings of affiliates	5,012	3,505
Income tax expense	(1,466)	(493)
Equity (loss) income in earnings of affiliates, net of tax	(179)	293

Net income	$3,367	$3,305

Revenues

The following table summarizes information about the Company’s reportable segment revenues for the three months ended October 31, 2008 and 2007. Segment data for October 31, 2007 is presented on a basis consistent with the October 31, 2008 data and the changed reporting segment structure.

	Three Months Ended October 31,
	2008	2007	%
	(in thousands, except for percentage data)
Software revenues:
Products	$22,857	$17,385	31%
Services	14,707	11,774	25%

Total Software revenues	$37,564	$29,159	29%

Servers and Storage revenues:
Products	$6,834	$12,610	(46)%
Services	3,546	3,488	2%

Total Servers and Storage revenues	$10,380	$16,098	(36)%

Media Services Revenue:
Services	$3,851	$3,767	2%
Total consolidated revenue:
Products	$29,691	$29,995	(1)%
Services	22,104	19,029	16%

Total consolidated revenues	$51,795	$49,024	6%

Product Revenues. Product revenues decreased 1% to $29.7 million in the three months ended October 31, 2008 from $30.0 million in the three months ended October 31, 2007. Product revenues from the Software segment accounted for 77% and 58% of the total product revenues in the three months ended October 31, 2008 and 2007, respectively while the Servers and Storage segment accounted for 23% and 42% of total product revenues in the three months ended October 31, 2008 and 2007, respectively.

Service Revenues. Our Services revenues increased 16% year over year to $22.1 million in the three months ended October 31, 2008 from $19.0 million in the three months ended October 31, 2007. Services revenues for the Software segment accounted for 67% and 62% of the total Services revenue in the three months ended October 31, 2008 and 2007, respectively. Servers and Storage services revenue accounted for 16% and 18% of total services revenues in the three months ended October 31, 2008 and 2007, respectively, while Media Services revenue accounted for 17% and 20% of total services revenues in the three months ended October 31, 2008 and 2007, respectively.

For the three months ended October 31, 2008, three customers accounted for more than 57% of our total revenues and two customers accounted for more than 44% of our total revenues for the three months ended October 31, 2007. We believe that a significant amount of our revenues will continue to be derived from a limited number of customers.

International sales accounted for approximately 26% and 32% of total revenues in the three months ended October 31, 2008 and 2007, respectively. These orders were made primarily in United States dollars. We expect that international products and services revenues will remain a significant portion of our business in the future.

Software Revenues. Revenues from our Software segment for the three months ended October 31, 2008 increased $8.4 million or 29% from the three months ended October 31, 2007. The year over year growth was primarily due to higher software subscription revenue of $4.7 million which was recognized under the percentage-of-completion accounting method from a contract extension signed during the quarter with Comcast which extended the contract through the end of calendar 2009. A significant portion of the software development revenue generated in the three months ended October 31, 2008 from the Comcast agreement related to efforts undertaken in prior quarters. In addition, an increase of $2.2 million of higher Advertising license revenue compared to the same quarter in the previous year was due to continued growth in high definition television channel requirements for North American customers. The 25% increase in services revenue for the Software segment was primarily due to completion of several large projects that were initiated in prior quarters.

Servers and Storage Revenues. Revenues from the Servers and Storage segment for the three months ended October 31, 2008 decreased $5.7 million or 36% from related revenues in the three months ended October 31, 2007. The decrease in product revenues in the three months ended October 31, 2008 of $5.7 million compared to the same quarter in the previous year was primarily due to lower VOD server orders from US cable television customers. The 2% year over year increase in services revenue in our Servers and Storage segment is due to a larger installed base of our VOD and broadcast server products year over year.

Media Services. Revenues from Media Services increased by approximately 2% in the three months ended October 31, 2008 compared to the three months ended October 31, 2007. The increase in revenue was due primarily to revenue from recent contract wins in Turkey and Greece as well as professional service revenue from a customer in Brazil. Since ODG’s functional currency is the British pound, these Media Service revenues were offset by a 13% decrease due to the weakening of the British pound compared to the U.S dollar during the quarter compared to the same quarter in the previous year.

Product Gross Profit. Costs of product revenues consist primarily of the cost of purchased material components and subassemblies, labor and overhead relating to the final assembly and testing of complete systems and related expenses. The gross profit percentage for products increased from 55% in the three months ended October 31, 2007 to 65% in the three months ended October 31, 2008. The increase in product gross profit percentages between years is due to a significant amount of software subscription revenue being recognized under the percentage-of-completion accounting method in the three months ended October 31, 2008 while the related costs were incurred in prior quarters.

Service Gross Profit. Cost of services revenues consist primarily of labor, materials and overhead relating to the installation, training, product maintenance and technical support, software development, and project management provided by us and costs associated with providing video content services. The gross profit percentage for services was relatively flat compared to the three months ended October 31, 2007.

Software Gross Profit. Software segment gross margin of 62% was six points higher compared to the three months ended October 31, 2007. The increase in gross margins is due mainly to higher subscription revenue being recognized under the percentage-of-completion accounting method from the renewal of the Comcast agreement in the three months ended October 31, 2008 compared to the three months ended October 31, 2007.

Servers and Storage Gross Profit. Servers and Storage segment gross margin of 42% in the three months ended October 31, 2008 was six points lower than in the three months ended October 31, 2007 due mainly to a higher proportion of lower margin broadcast server revenue in this year’s third quarter compared to the same quarter last year along with lower service margins due to an increase in field service headcount compared to the same quarter last year.

Media Services Gross Profit. Media Services segment gross margin of 14% in the three months ended October 31, 2008 was six points higher than in the three months ended October 31, 2007 due principally to revenue recognized from a Brazilian customer where all the costs to fulfill the contract were incurred in prior periods.

Research and Development. Research and development expenses consist primarily of the compensation of development personnel, depreciation of development and test equipment and an allocation of related facilities expenses. Research and development expenses decreased 2% from $10.7 million, or 22% of total revenues, in the three months ended October 31, 2007, to $10.5 million or 20% of total revenues, in the three months ended October 31, 2008. The decrease is primarily due to the higher allocation of research and development expenses to cost of sales resulting from an increase in software development revenue for the three months ended October 31, 2008, compared to the three months ended October 31, 2007.

Selling and Marketing. Selling and marketing expenses consist primarily of compensation expenses, including sales commissions, travel expenses and certain promotional expenses. Selling and marketing expenses increased 24% from $5.5 million, or 11% of total revenues, in the three months ended October 31, 2007, to $6.8 million, or 13% of total revenues, in the three months ended October 31, 2008. This increase is due to increased staffing and related expense of $400,000, and higher commission expense of $600,000.

General and Administrative. General and administrative expenses consist primarily of the compensation of executive, finance, human resource and administrative personnel, legal and accounting services and an allocation of related facilities expenses. In the three months ended October 31, 2008, general and administrative expenses increased to $5.5 million, or 11% of total revenues, from $4.3 million, or 9% of total revenues, in the three months ended October 31, 2007. The increase was primarily due to higher legal fees of $400,000, higher bad debt expense of $200,000, and higher general and administrative expenses at ODG for $400,000 due to increased headcount.

Amortization of Intangible Assets. Amortization expense consists of the amortization of acquired intangible assets which are operating expenses and not considered costs of revenues. Amortization expense was $393,000 and $806,000 in the three months ended October 31, 2008 and 2007, respectively. The sale of the Company’s equity investment in FilmFlex and the removal of the intangible assets related to FilmFlex contributed to the decrease in amortization expense. Amortization is also based on the future economic value of the related intangible assets which is generally higher in earlier years of the assets’ lives. An additional $47,000 and $122,000 of amortization expense related to acquired technology was charged to cost of sales for the three months ended October 31, 2008 and 2007, respectively.

Interest and Other Income, net. Interest and net other income, net was $45,000 in the three months ended October 31, 2008, compared to $440,000 in the three months ended October 31, 2007. The decrease in interest and other income, net includes a charge for currency losses of $434,000 due to translation losses at our various foreign subsidiaries (where the functional currency is the US Dollar) derived from fluctuations in exchange rates between the various currencies and the U.S dollar.

Equity (Loss) Income in Earnings of Affiliate, net of tax. Equity loss in earnings of affiliates was $179,000 and equity income of $293,000 in the three months ended October 31, 2008 and 2007, respectively. For the three months ended October 31, 2008, all of the equity loss of $179,000 was recognized from On Demand Deutschland. For the three months ended October 31, 2007, $431,000 of equity income was recognized from FilmFlex and $148,000 of equity loss was recognized from On Demand Deutschland.

Income Tax Provision. For the three months ended October 31, 2008, we recorded an income tax provision of $1.5 million on income before tax of $5.0 million resulting in an effective income tax provision rate of 29%. For the three months ended October 31, 2007, we recorded an income tax provision of $493,000 on a profit before taxes of $3.5 million resulting in an effective income tax provision rate of 14%. The income tax provision rate of 29% at October 31, 2008 was primarily attributable to revenue in our foreign subsidiaries which are at lower tax rates than in the U.S and U.S tax credits used to offset any U.S taxable income up to the Alternative Minimum Tax limit of 20%.

As of October 31, 2008, we continue to maintain a full valuation allowance against our net U.S. deferred tax assets primarily due to the uncertainties related to our ability to generate sufficient pre-tax income for fiscal 2009 and thereafter. If we generate sufficient pre-tax income in the future, some portion or all of the valuation allowance could be reversed and a corresponding increase in net income would be reported in future periods.

Nine Months ended October 31, 2008 Compared to the Nine Months Ended October 31, 2007

The following table sets the forth statement of operations data for the nine months ended October 31, 2008 compared to the nine months ended October 31, 2007.

	Nine Months Ended October 31,
	2008	2007
	(in thousands)
Revenues:
Products	$86,171	$77,511
Services	61,713	54,551

	147,884	132,062

Costs and expenses:
Cost of product revenues	34,118	40,315
Cost of service revenues	38,221	34,507
Research and development	32,011	32,473
Selling and marketing	20,519	17,185
General and administrative	15,549	14,737
Amortization of intangibles	1,186	2,405

Income (loss) from operations	6,280	(9,560)
Interest and other income, net	1,592	1,411

Income before income taxes and equity income in earnings of affiliates	7,872	(8,149)
Income tax expense	(2,099)	(1,851)
Equity (loss) income in earnings of affiliates, net of tax	(576)	872

Net income (loss)	$5,197	$(9,128)

Revenues

The following table summarizes information about the Company’s reportable segment revenues for the nine months ended October 31, 2008 and 2007. Segment data for October 31, 2007 is also presented on a basis consistent with the October 31, 2008 data and the changed reporting segment structure.

	Nine Months Ended October 31,
	2008	2007	%
	(in thousands, except percentage data)
Software revenues:
Products	$60,916	$49,943	22%
Services	39,291	32,416	21%

Total Software revenues	$100,207	$82,359	22%

Servers and Storage revenues:
Products	$25,255	$27,568	-8%
Services	10,663	9,517	12%

Total Servers and Storage revenues	$35,918	$37,085	-3%

Media Services revenue:
Services	$11,759	$12,618	-7%

Total consolidated revenue:
Products	$86,171	$77,511	11%
Services	61,713	54,551	13%

Total consolidated revenues	$147,884	$132,062	12%

Product Revenues. Product revenues increased 11% to $86.2 million in the nine months ended October 31, 2008 from $77.5 million in the nine months ended October 31, 2007. Product revenues from the Software segment accounted for 71% and 64% of the total product revenues in the nine months ended October 31, 2008 and 2007, respectively, while the Servers and Storage segment, accounted for 29% and 36% of total product revenues in the nine months ended October 31, 2008 and 2007, respectively.

Service Revenues. Service revenues increased 13% year over year to $61.7 million in the nine months ended October 31, 2008 from $54.6 million in the nine months ended October 31, 2007. Service revenues for the Software segment accounted for 64% and 59% of the total Service revenue in the nine months ended October 31, 2008 and 2007, respectively. Servers and Storage service revenues accounted for 17% of total Service revenues in the nine months ended October 31, 2008 and 2007, while Media Services revenue accounted for 19% and 23% of total Service revenues in the nine months ended October 31, 2008 and 2007, respectively.

For the nine months ended October 31, 2008 and 2007 the same two customers accounted for more than 46% and 47% of our total revenues, respectively. We believe that a significant amount of our revenues will continue to be derived from a limited number of customers.

International sales accounted for approximately 30% and 38% of total revenues in the nine months ended October 31, 2008 and 2007, respectively. These orders were made primarily in United States dollars. We expect that international product and service revenues will remain a significant portion of our business in the future.

Software Revenues. Revenues from our Software segment for the nine months ended October 31, 2008 increased $17.9 million or 22% to $100.2 million from the nine months ended October 31, 2007. The year over year growth was primarily due to increased software licensing revenue from shipments of Advertising Insertion, Axiom, VODlink, Media Client and our VOD hospitality software products which were partially offset by $5.7 million of lower software subscription revenues from Comcast. The 21% increase in service revenue for the Software segment was primarily due to higher Advertising and VOD product maintenance revenues from a growing installed base of products and installation revenue from the completion of several large projects during this fiscal year.

Servers and Storage Revenues. Revenues from the Servers and Storage segment for the nine months ended October 31, 2008 decreased $1.2 million or 3% to $35.9 million from related revenues in the nine months ended October 31, 2007. The decrease in product revenues in the nine months ended October 31, 2008 of $2.3 million compared to the same period in the previous year was primarily due to lower VOD server revenue from North American based service providers. The 12% year over year increase in services revenue in our Servers and Storage segment is due to increased installation revenue from VOD and broadcast servers products year over year.

Media Services. Revenues from Media Services decreased by approximately $859,000 or 7% to $11.8 million in the nine months ended October 31, 2008 compared to the nine months ended October 31, 2007. The decrease in revenue was due primarily to the impact of the weakening of the British pound compared to the U.S dollar during the third quarter compared to third quarter in the previous year which lowered revenue by approximately $500,000 as well as decreased processing of VOD content for its main UK customer.

Product Gross Profit. Costs of product revenues consist primarily of the cost of purchased material components and subassemblies, labor and overhead relating to the final assembly and testing of complete systems and related expenses. The gross profit percentage for products increased from 48% in the nine months ended October 31, 2007 to 60% in the nine months ended October 31, 2008. The increase in product gross profit percentages between years were due mainly to the Company’s recorded charge of $4.1 million in connection with asset impairments taken during the three months ended October 31, 2007. The remaining increase is primarily due to higher sales volume-related margin from our Advertising Insertion, Axiom, VODlink and our VOD hospitality software products compared to the nine months ended October 31, 2007.

Service Gross Profit. Cost of services revenues consist primarily of labor, materials and overhead relating to the installation, training, product maintenance and technical support, software development, and project management provided by us and costs associated with providing video content services. The gross profit percentage for services increased from 37% in the nine months ended October 31, 2007 to 38% in the nine months ended October 31, 2008 due to an increase in more favorable absorption of service personnel costs due to higher VOD server and software services revenue, which was partially offset by lower Media Service margins due to lower revenues.

Software Gross Profit. Software segment gross margin was 58% and 49% in the nine months ended October 31, 2008 and 2007, respectively. The increase in product gross profit percentages between years is due mainly to a favorable product mix of higher margin Advertising Insertion and VOD software product revenue in the nine months ended October 31, 2008 compared to the nine months ended October 31, 2007, as well as the asset impairments taken in the second quarter of fiscal 2008.

Servers and Storage Gross Profit. Servers and Storage segment gross margin of 45% in the nine months ended October 31, 2008 was six points higher than in the nine months ended October 31, 2007 because of lower manufacturing costs due to headcount and other cost reductions taken in the second quarter of fiscal 2008.

Media Services Gross Profit. Media Services segment gross margin of 14% in the nine months ended October 31, 2008 was two points lower than in the nine months ended October 31, 2007 due principally to lower revenues and higher year over year headcount.

Research and Development. Research and development expenses consist primarily of the compensation of development personnel, depreciation of development and test equipment and an allocation of related facilities expenses. Research and development expenses decreased 1% from $32.5 million, or 25% of total revenues, in the nine months ended October 31, 2007, to $32.0 million, or 22% of total revenues, in the nine months ended October 31, 2008. The decrease is primarily due to employee severance expense of $763,000 related to headcount reductions occurring in the second quarter of fiscal 2008.

Selling and Marketing. Selling and marketing expenses consist primarily of compensation expenses, including sales commissions, travel expenses and certain promotional expenses. Selling and marketing expenses increased $3.2 million or 19% from $17.2 million, or 13% of total revenues, in the nine months ended October 31, 2007, to $20.5 million, or 14% of total revenues, in the nine months ended October 31, 2008. This increase is primarily due to increased staffing, higher commission expense related to higher revenues, higher external commissions and increased travel expenses compared to the nine months ended October 31, 2007.

General and Administrative. General and administrative expenses consist primarily of the compensation of executive, finance, human resource and administrative personnel, legal and accounting services and an allocation of related facilities expenses. In the nine months ended October 31, 2008, general and administrative expenses increased to $15.6 million, or 11% of total revenues, from $14.7 million, or 11% of total revenues, in the nine months ended October 31, 2007. The increase was primarily due to increased legal, bad debt expense and higher general and administrative expenses at ODG offset by lower accounting fees compared to the nine months ended October 31, 2007.

Amortization of Intangible Assets. Amortization expense consists of the amortization of acquired intangible assets which are operating expenses and not considered costs of revenues. Amortization expense was $1.2 million and $2.4 million in the nine months ended October 31, 2008 and 2007, respectively. The sale of the Company’s equity investment in FilmFlex and the removal of the intangible assets related to FilmFlex contributed to the decrease in amortization expense. Amortization is also based on the future economic value of the related intangible assets which is generally higher in earlier years of the assets’ lives. An additional $140,000 and $364,000 of amortization expense related to acquired technology was charged to cost of sales for the nine months ended October 31, 2008 and 2007, respectively.

Interest and Other Income, net. Interest and other income, net was $1.6 million in the nine months ended October 31, 2008, compared to $1.4 million in the nine months ended October 31, 2007. The increase in interest and other income is primarily due to an increase in the cash position of the Company compared to October 31, 2007 due mainly to $18.0 million of proceeds received in the fourth quarter of fiscal 2008 related to the sale of our equity investment in FilmFlex offset by translation losses at our various foreign subsidiaries (where the functional currency is the US Dollar) derived from fluctuations in exchange rates between the various currencies and the U.S dollar.

Equity (Loss) Income in Earnings of Affiliates, net of tax. Equity loss in earnings of affiliates was $576,000 and equity income in earnings of affiliates was $872,000 in the nine months ended October 31, 2008 and 2007, respectively. For the nine months ended October 31, 2008, all of the equity loss of $576,000 was recognized from On Demand Deutschland. For the nine months ended October 31, 2007, $714,000 of equity income was recognized from FilmFlex and $153,000 of equity loss was recognized from On Demand Deutschland.

Income Tax Provision. For the nine months ended October 31, 2008, we recorded an income tax provision of $2.1 million on income before tax of $7.9 million resulting in an effective income tax provision rate of 27%. The income tax provision rate was primarily attributable to the taxable position of our foreign subsidiaries with lower tax rates than in the U.S and used U.S tax credits to offset any U.S taxable income up to the Alternative Minimum Tax limit of 20%. For the nine months ended October 31, 2007, we recorded an income tax provision of $1.9 million on a loss before taxes of $8.1 million resulting in an effective income tax provision rate of (23%). This was due to tax gains for ODG’s transfer of assets to and reimbursement of previously paid costs from On Demand Deutschland GmbH & Co KG.

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

Liquidity and Capital Resources

Historically, we have financed our operations and capital expenditures primarily with cash on-hand and the proceeds from sales of our common stock. Cash and cash equivalents decreased $6.7 million from $63.4 million at January 31, 2008 to $56.7 million at October 31, 2008. Working capital, excluding long-term marketable securities, decreased $4.3 million from $86.2 million at January 31, 2008 to $81.9 million at October 31, 2008.

Net cash provided by operating activities was $9.4 million for the nine months ended October 31, 2008 and $8.0 million for the nine months ended October 31, 2007. The net cash provided by operating activities for the nine months ended October 31, 2008 was the result of net income adjusted for non cash depreciation and amortization of intangible assets of $5.4 million, $2.8 million of stock compensation expense and $1.3 million in reserve accruals. In addition to the non-cash items, the other significant change in operating assets and liabilities that provided cash from operations included an increase in deferred revenue of $6.6 million and an increase of $4.6 million in customer deposits which was partially offset with an increase of $14.0 million in net receivables and an increase in net inventory of $6.8 million, of which approximately $2.8 million of inventory was reclassified to fixed assets for use as research and development equipment and spare components for use in connection with customer maintenance. The increases in net receivables were due to the timing of shipments and invoicing to our customers.

Net cash used by investing activities was $9.2 million for the nine months ended October 31, 2008 compared to $2.5 million used for the nine months ended October 31, 2007. Investment activity for the nine months ended October 31, 2008 consisted primarily of the net sales of $1.3 million of marketable securities offset by the purchase of property and equipment of $10.4 million, which includes the purchase by ODG of a facility in London, U.K. for $5.7 million and $1.4 million for production and office equipment at the London facility. On June 3, 2008, ODG executed an agreement to purchase the 9,000 square foot facility in London for approximately GBP 2.7 million ($5.7 million equivalent as of that date). This facility will be used as office space for ODG personnel as well as to house content preparation work that had been previously outsourced. The Company plans to continue to purchase production and office equipment of up to $2.6 million for the London facility over the next six months.

Net cash used by financing activities was $4.1 million for the nine months ended October 31, 2008 and net cash provided by financing activities was $1.3 million for the nine months ended October 31, 2007. In the nine months ended October 31, 2008, the cash used by financing activities was due to the repurchase of $6.0 million of the Company’s stock partially offset by $1.9 million of proceeds from the issuance of common stock in connection with stock option exercises and stock purchases under the Company’s Employee Stock Purchase Plan.

Effect of exchange rates on cash and cash equivalents was the result of the translation of ODG cash balance which uses the British pound as the functional currency to U.S dollar at October 31, 2008.

On November 19, 2008, ODG, a wholly-owned subsidiary of SeaChange entered into a Share Purchase Agreement (the “Share Purchase Agreement”) providing for the purchase by ODG of all the outstanding capital stock (the “Mobix Shares”) of Mobix Interactive Limited (“Mobix”). Mobix is a London, England based company that provides software and content services related to the deployment of mobile video services for wireless network operators. At the closing, ODG paid the shareholders of Mobix approximately 2 million (approximately $3 million) in cash for the Mobix Shares, with an additional 1 million (approximately $1.5 million) deposited in escrow to be released on the later of February 19, 2009 and the date certain performance goals have been satisfied, with the amount of the escrow being subject to reduction should there have been a breach of the representations, warranties, covenants and agreements contained in the Share Purchase Agreement. In addition, under the earnout provisions in the Share Purchase Agreement, if Mobix meets certain performance goals, primarily related to the financial performance of Mobix, over the period ending November 19, 2011, ODG will be obligated to make additional cash payments aggregating 8.29 million (approximately $12.4 million). The contingent consideration will be reduced or increased based upon Mobix’s actual performance relative to the performance goals.

On October 31, 2008, we renewed a $15.0 million revolving line of credit with RBS Citizens Bank through October 31, 2010. Loans made under this revolving line of credit bear interest at a rate per annum equal to the bank’s prime rate. Borrowings under this line of credit are collateralized by substantially all of our assets. The loan agreement requires that we provide Citizens Bank with certain periodic financial reports and comply with certain financial ratios including a minimum level of earnings before interest, taxes and depreciation and amortization on a trailing twelve month basis, when amounts are outstanding under the loan agreement. As of October 31, 2008, we were in compliance with the financial covenants. There are currently no amounts outstanding under the revolving line of credit.

We are occasionally required to post letters of credit, issued by a financial institution, to secure certain sales contracts. Letters of credit generally authorize the financial institution to make a payment to the beneficiary upon the satisfaction of a certain event or the failure to satisfy an obligation. The letters of credit are generally posted for one-year terms and are usually automatically renewed upon maturity until such time as we have satisfied the commitment secured by the letter of credit. We are obligated to reimburse the issuer only if the beneficiary collects on the letter of credit. We believe that it is unlikely we will be required to fund a claim under our outstanding letters of credit. As of October 31, 2008, the full amount of the letters of credit was supported by our credit facility.

On February 13, 2008, SeaChange International’s Board of Directors authorized the repurchase of up to $20.0 million of its common stock, par value $.01 per share, through a share repurchase program. As authorized by the program, shares may be purchased in the open market or through privately negotiated transactions, in a manner consistent with applicable securities laws and regulations, including pursuant to a Rule 10b5-1 plan maintained by the Company. This stock repurchase program does not obligate the Company to acquire any specific number of shares and may be suspended or discontinued at any time. All repurchases are expected to be funded from the Company’s current cash and investments balances. The timing and amount of the shares to be repurchased will be based on market conditions and other factors, including price, corporate and regulatory requirements and alternative investment opportunities. For the nine months ended October 31, 2008, 833,597 shares of our common stock had been purchased as part of the repurchase program at an average price of $7.16. No shares were purchased during the three months ended October 31, 2008. As of October 31, 2008 the remaining maximum dollar value of shares that may yet be purchased under the program is $14.0 million.

On February 27, 2007, ODG, a wholly-owned subsidiary of SeaChange, entered into an agreement with Tele-Munchen Fernseh GmbH & Co. Produktionsgesellschaft (TMG) to create a joint venture named On Demand Deutschland GmbH & Co. KG. The Shareholder’s Agreement requires ODG to provide cash contributions up to $4.2 million (USD equivalent) upon the request of the joint venture’s management and approval by the shareholders of the joint venture. There have been no cash contributions to date.

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

Recent Accounting Pronouncements

In October 2008, the FASB issued FASB Staff Position No. FAS 157-3, “Determining the Fair Value of a Financial Asset in a Market That Is Not Active” (FSP 157-3), which clarifies the application of SFAS 157 when the market for a financial asset is inactive. Specifically, FSP 157-3 clarifies how (1) management’s internal assumptions should be considered in measuring fair value when observable data are not present, (2) observable market information from an inactive market should be taken into account, and (3) the use of broker quotes or pricing services should be considered in assessing the relevance of observable and unobservable data to measure fair value. The guidance in FSP 157-3 was effective during the Company’s third fiscal quarter, and had no material impact upon the Company’s results of operations and financial position.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51 (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. The guidance will become effective for fiscal years beginning after December 15, 2008. SFAS 160 is effective for us beginning February 1, 2009. The Company is currently assessing the impact that SFAS 160 may have on our results of operations and financial position.

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

On April 25, 2008, the FASB issued FASB Staff Position (“FSP”) FAS 142-3, Determination of the Useful Life of Intangible Assets, which revises the factors that an entity should consider to develop renewal or extension assumptions used in determining the useful life of a recognized intangible asset. The FSP amends paragraph 11(d) of SFAS 142. The FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008 (February 1, 2009, for the Company) and for interim periods within those fiscal years. Early adoption is prohibited. Entities should apply the FSP’s guidance in determining the useful life of an intangible asset prospectively to recognized intangible assets acquired after the FSP’s effective date. However, once effective, the FSP’s disclosure requirements apply prospectively to all recognized intangible assets, including those acquired before the FSP’s effective date. We are currently assessing the impact that FAS 142-3 may have on our results of operations and financial position.

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

We face exposure to financial market risks, including adverse movements in foreign currency exchange rates and changes in interest rates. These exposures may change over time as business practices evolve and could have a material adverse impact on our financial results. Our foreign currency exchange exposure is primarily associated with product sales arrangements, European and Asian repatriation or settlement of intercompany payables and receivables among subsidiaries and its parent company, and/or investment/equity contingency considerations denominated in the local currency where the functional currency of the foreign subsidiary is the U.S. dollar. Substantially all of our international product sales are payable in United States Dollars (USD) or in the case of our ODG operations service sales, payable in GBP, and provide a natural hedge for receipts and local payments. In light of the high proportion of our international businesses, we expect the risk of any adverse movements in foreign currency exchange rates could have an impact on our translated results within the Combined Statements of Financial Position and Operations. During the third quarter of fiscal year 2009 the U.S. dollar increased in strength against several foreign currencies for countries where we have operations. The impact of the stronger US dollar on our non-US subsidiaries on translation, decreased our ending cash balance at October 31, 2008 by $2.8 million since January 31, 2008. In addition, for the three months ended October 31, 2008 the Company’s ODG operations in the United Kingdom generated a foreign currency translation loss of $7.1 million which was recorded as accumulated other comprehensive loss reducing the Company’s equity section of the balance sheet over the prior period.

With the exception of ODG, the U.S. Dollar is the functional currency for our international subsidiaries. All foreign currency gains and losses are included in interest and other income, net, in the accompanying Consolidated Statements of Operations. In the third quarter of fiscal year 2009, the Company recorded approximately $434,000 in losses to interest and other income, net due to the international subsidiary translations and cash settlements of revenues and expenses.

The carrying amounts reflected in the condensed consolidated balance sheet of cash and cash equivalents, short-term marketable securities, trade receivables and trade payables approximate fair value at October 31, 2008 due to the short maturities of these instruments. We maintain investment portfolio holdings of various issuers, types, and maturities. Our cash and marketable securities include cash equivalents, which we consider to be investments purchased with original maturities of three months or less. Given the short maturities and investment grade quality of the portfolio holdings at October 31, 2008, a sharp rise in interest rates should not have a material adverse impact on the fair value of our investment portfolio. Additionally, our long term marketable investments, which are carried at the lower of cost or market, have fixed interest rates, and therefore are subject to changes in fair value. As a result, we do not currently hedge these market risk exposures.

At October 31, 2008, we had $14.5 million in short-term marketable securities and $6.7 million in long-term marketable securities. Of the $21.2 million in available-for-sale securities at October 31, 2008, the Company holds $1.0 million in auction rate securities (“ARS”) that were intended to provide liquidity via an auction process that resets the applicable interest rate in the event there is no new investment in these securities. Due to the uncertainty in the credit markets this $1.0 million ARS holding in our investment portfolio has failed to settle on its respective settlement date resulting in the illiquidity of this investment. Consequently, we have not been able to access these funds and do not expect to do so until a future auction of these investments is successful or a buyer is found outside the auction process. Although the maturity date of the underlying security of our ARS investment is twenty-three years, we currently have sufficient cash and cash equivalents, cash from operations and access to unused credit facilities to meet our short term liquidity requirements and do not anticipate that we will need to access our ARS investment. Accordingly, the Company has classified this investment as long-term and its fair value equals par on maturity.

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

(b) Changes in internal controls over financial reporting. As a result of the evaluation completed by the Company, and in which Messrs. Styslinger and Bisson participated, the Company has concluded that there were no changes during the fiscal quarter ended October 31, 2008 in our internal controls over financial reporting, which have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

SeaChange enters into agreements in the ordinary course of business with customers, resellers, distributors, integrators and suppliers. Most of these agreements require SeaChange to defend and/or indemnify the other party against intellectual property infringement claims brought by a third party with respect to SeaChange’s products. From time to time, SeaChange also indemnifies customers and business partners for damages, losses and liabilities they may suffer or incur relating to personal injury, personal property damage, product liability, and environmental claims relating to the use of SeaChange’s products and services or resulting from the acts or omissions of SeaChange, its employees, authorized agents or subcontractors. For example, SeaChange has received requests from several of its customers for indemnification of patent litigation claims asserted by Acacia Media Technologies, USA Video Technology Corporation and VTran Media Technologies. Management performed an analysis of all requests under Statement of Financial Accounting Standards No. 5, Accounting for Contingencies (“SFAS 5”) and determined as of October 31, 2008 that $50,000 was estimable and probable and has recorded an accrual.

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

The repurchase program is scheduled to terminate on December 31, 2008, and may be modified or discontinued at any time. For the nine months ended October 31, 2008, 833,597 shares of our common stock had been purchased as part of the repurchase program at an average price of $7.16. No shares were purchased during the three months ended October 31, 2008. As of October 31, 2008, the remaining maximum dollar value of shares that may yet be purchased under the program is $14.0 million.

ITEM 6.	Exhibits

(a)	Exhibits

10.1	Amendment No.14, dated as of October 31, 2008, between the Company and Citizens Bank of Massachusetts, to that certain Loan and Security Agreement, dated as of October 22, 2001, by and between the Company and Citizens Bank of Massachusetts

18.1	Letter, dated December 8, 2008 from Grant Thornton LLP to the Company regarding the Change in Accounting Principles.

31.1	Certification Pursuant to Rule 13a-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification Pursuant to Rule 13a-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, SeaChange International, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: December 8, 2008

SEACHANGE INTERNATIONAL, INC.

by:	/s/ KEVIN M. BISSON
Kevin M. Bisson
Chief Financial Officer,
Senior Vice President, Finance and
Administration, Treasurer and Secretary
(Principal Financial and Accounting Officer;
Authorized Officer)

Index to Exhibits

No.	Description
10.1	Amendment No.14, dated as of October 31, 2008, between the Company and Citizens Bank of Massachusetts, to that certain Loan and Security Agreement, dated as of October 22, 2001, by and between the Company and Citizens Bank of Massachusetts

18.1	Letter, dated December 8, 2008 from Grant Thornton LLP to the Company regarding the Change in Accounting Principles.

31.1	Certification Pursuant to Rule 13a-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification Pursuant to Rule 13a-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).