Form 10-K
period 2009-01-31
SEACHANGE INTERNATIONAL INC
filed 2009-04-14
CIK 1019671

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

———————
FORM 10-K
———————

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 0-21393

———————
SEACHANGE INTERNATIONAL, INC.
(Exact name of registrant as specified in its charter)
———————

Delaware (State or other jurisdiction of incorporation or organization)	04-3197974 (IRS Employer Identification No.)

50 Nagog Park, Acton, MA 01720
(Address of principal executive offices, including zip code)

(978)-897-0100
(Registrant’s telephone number, including area code)

Securities Registered Pursuant To Section 12(b) Of The Act:

Common Stock, $.01 par value

Securities Registered Pursuant To Section 12(g) Of The Act:

None
———————

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

     As of July 31, 2008, the aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing price for the registrant’s Common Stock on the Nasdaq Global Select Market on such date was $206,103,418. The number of shares of the registrant’s Common Stock outstanding as of the close of business on April 7, 2009 was 30,649,256.

DOCUMENTS INCORPORATED BY REFERENCE:

     Portions of the definitive Proxy Statement (which is expected to be filed within 120 days after the Company’s fiscal year end) relating to the registrant’s Annual Meeting of Stockholders to be held on or about July 15, 2009 to be filed pursuant to Regulation 14A are incorporated by reference into Part III of this Annual Report on Form 10-K.

PART I

ITEM 1. Business

     SeaChange International, Inc. (“SeaChange”, “we” or “us”), a Delaware corporation founded on July 9, 1993, is a leading developer, manufacturer and marketer of digital video systems and services. These products and services facilitate the aggregation, licensing, storage, management and distribution of video, television programming and advertising content. We sell our products and services worldwide to cable system operators, including Cablevision, Comcast, Cox Communications, Virgin Media, and Rogers; telecommunications companies, including Telekom Austria, Turk Telekom and Verizon Communications; and broadcast television companies, including ABC Disney, Ascent Media, Clear Channel, China Central Television and MTV Networks.

     Our digital video systems are designed to enable our customers to reduce subscriber turnover and access new revenue-generating opportunities from subscribers, advertisers and electronic commerce initiatives. Using our products and services, we believe our customers can increase their revenues by offering additional services such as on demand television, which allows, for example, the operator to offer a variety of programming for viewing whenever a subscriber chooses and incorporates the ability for subscribers to pause, rewind and fast-forward on demand content. Our systems also allow our customers to insert advertising into broadcast and on demand programming. Our advertising systems allow our customers to target advertising segments to specific subscribers in a particular geographic and/or demographic market. In addition, our systems enable broadband system operators to offer other interactive television services that allow subscribers to customize and/or dynamically interact with their television, enhancing their viewing experience.

     The primary thrust of our business has been supplying systems to deliver video assets in the evolving “On Demand” television environment. Through acquisitions and partnerships we have expanded our capabilities, products and services to address the needs of video content owners broadcasters, and content aggregators, and to address the delivery of content to devices other than the television, such as mobile phones and PCs. Our products and services include hardware and software for content management and delivery systems, middleware that drives set top box applications such as games, advertising systems that help pay for content and services that involve the acquisition and distribution of video content. We believe that our strategy of expanding our product line will position SeaChange to support and maintain our existing customer base, take advantage of new customers entering the on demand marketplace and to enter adjacent markets.

     Our core technologies provide a foundation for products and services that can be deployed in next generation systems capable of increased levels of subscriber interactivity. We have received several awards for technological excellence, including Emmy Awards for our patented MediaCluster ® technology and for our role in the growth of video on demand.

Industry Background

     Cable System Operators and Telecommunications Companies

     According to SNL Kagan, the number of households paying for TV access today, such as cable subscription but excluding satellite, has been estimated at 110 million in the Americas and approximately 560 million worldwide. Over the last several years, cable system operators and telecommunications companies have spent billions of dollars to upgrade their networks from analog to digital, yielding a significant increase in available bandwidth, channel capacity and two-way interactive capability. We believe this investment reflects their intent to provide video on demand, advertising insertion, internet access and other value-added services to their customers that will differentiate them from competing service providers, including satellite delivery systems.

     In 2001, North American cable system operators and telecommunications companies began the deployment of residential video on demand capability allowing subscribers to watch video programming at any time with pause, rewind, fast forward and a number of additional interactive capabilities. All of the major North American cable system operators have deployed video on demand services in one or more major residential markets. The various on demand applications offered by cable system operators and, increasingly, telecommunications operators, include movies-on-demand, subscription video on demand, such as Home Box Office (HBO), as well as news, sports, music videos, games, niche programming and time-shifted broadcast programming.

     Cable companies have also begun to market telephony services. In response, telecommunications operators, notably AT&T and Verizon in the U.S., are aggressively providing competitive digital television and video services. Elsewhere, international telecommunications companies with high-speed network capacity are actively exploring and launching similar television services.

     In addition, because cable television programming is transmitted over broadband (high bandwidth networks), cable system and telecom operators have the opportunity to segment and target their programming to viewers in selected geographies. In the future, we believe that the ability of operators to target viewers will extend to individual household-level targeting of advertisements in video on demand applications, generating revenue which may help support the worldwide deployment and growth of video on demand content and services.

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

     Some television broadcasters are using digital bandwidth to originate multiple program streams. As this application further develops, television broadcasters will require more video storage and delivery systems that can effectively manage and deliver these multiple television signals. As a result, we believe that television broadcasters will continue to automate their entire programming and advertising to reduce overall operating costs and improve reliability. We expect new opportunities to emerge for broadcasters and video on demand operators to create new business synergies that will likely require digital video storage and delivery systems.

SeaChange Business Segments

     In fiscal 2009, we realigned our business segments and financial reporting structure to better portray the Company’s strategic direction and potential areas for growth. The Company now reports its financial results within three segments: Software, Servers and Storage, and Media Services. Financial information about our business segments is included in Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements.

	Year ended January 31,
	2009		2008		2007
	Amount	%	Amount	%	Amount	%
Revenues by segment:	(in thousands, except percentages)
Software	$132,237	65%	$113,269	63%	$100,386	62%
Servers and Storage	53,640	27%	48,997	27%	48,080	30%
Media Services	15,959	8%	17,627	10%	12,868	8%
Total	$201,836		$179,893		$161,334

     Software

     In 2006, we began selling our SeaChange Axiom® On Demand software independent of our hardware and offering subscription services for the software in an effort to increase market share and enhance revenue stability through more recurring revenues. Additionally, by porting our software to other third party hardware platforms, we expect to increase our market share with opportunities at competitive vendors’ installations.

     We also develop, sell and support software products in the middleware and advertising categories. Our middleware and application business is focused on producing set-top box client middleware software products and end-to-end interactive television applications, and performing system integration and software customization services. Our client middleware solutions include the VODlink® Platform Suite built for and deployed on common North American cable set top boxes, and the TV Navigator™ platform deployed in Europe and Asia.

     Our advertising insertion software products are available for both the traditional analog environment (the way that video signals have been transmitted for the past 60 years), and for the digital environment, which provides the cable operator with a significant increase in available bandwidth, channel capacity and two-way capability. Based on currently available industry sources and our internal data, we believe our Spot System is the leading analog video insertion system in the United States in the multichannel television market for advertisements and other short-form video. Over the last several years, our customers have begun to migrate to digital video ad insertion, and we believe our digital video ad insertion system is establishing a strong market position as well. Our SeaChange AdPulse™ On Demand Advertising software platform allows operators to generate new advertising revenue from inserting ads, dynamically, in on demand content while it provides detailed tracking and reporting on views and usage of inserted ads.

     Revenue sources from the Software segment fall into two categories:

  product revenues such as licensing, and software development for those products and related services such as subscriptions (annual software subscriptions for upgrades) professional services, installation, training, project management, product maintenance, and technical support for those software products.

     Servers and Storage

     Combining the advantages of standards-based hardware with our patented MediaCluster® technology, our hardware products deliver high-density streaming, clustered ingest and scalable storage for video on demand, time-shifted TV, network PVR (Personal Video Recorder) applications, as well as broadcast play to air and archiving.

     Revenue sources for our Servers and Storage segment fall into several categories. New deployments are typically sold on a capacity basis and include one year of maintenance. As our customers add more content and more users, they return to purchase more streaming and storage capacity. The additional content usually also leads to increased usage levels by the subscribers which also translates in to add-on-sales. Recurring revenue consists of maintenance contracts after the first year.

     We offer several configurations of our MediaCluster video servers to meet the evolving needs of our customers for independently scalable ingest, streaming and storage.

     Servers and Storage segment includes:

  product revenues from VOD and Broadcast server product lines and related services such as professional services, installation, training, project management, product maintenance, and technical support for those products.

     Media Services

     Through the acquisition of On Demand Group Limited (ODG), completed in September of 2005 and Mobix Interactive Ltd. on November 19, 2008, SeaChange continues to expand its media content services, consisting of content aggregation and distribution. ODG is a leader in Europe in the development and deployment of Pay TV services. This division specializes in aggregating content for video on demand and Pay-Per-View platforms, and provides marketing, promotional and production services to cable operators and telecommunications providers throughout Europe.

     As an example, we source, acquire, package, and market Virgin Media’s video on demand services by providing access to content from local and Hollywood studio providers in multiple formats including music, television programs and feature length movies. Through ODG, we have a content rights management system and a content preparation center for incorporating video content for VOD services from the major content suppliers around the world.

     Revenue from the Media Services segment is generated from customer contracts depending on the services rendered.

Key Products and Services

     SeaChange Video On Demand System

     We have developed and are deploying a video on demand system to cable television companies and telecommunications companies. Our video on demand system consists of:

  MediaCluster video servers that reside at various points in a broadband network system and are used to ingest, store and play or stream videos as requested;

  SeaChange Axiom® On Demand video software to manage and control the system and to support integration with third-party systems and applications;

  Spot Advertising Systems hardware and software and AdPulse On Demand Advertising System;

  Interactive middleware that enables operators to run multiple services, including video on demand and personal video recorders on multiple platforms;

  Record System, a time-shifting television application that enables broadcasted programming to be automatically encoded by broadband operators, with complete trick-mode functionality (fast-forward, pause and rewind); and

  Interfaces to digital headend modulators, control systems and subscriber management systems.

     Our video on demand system allows our customers to offer interactive services such as the following to their subscribers:

  Video on demand. This interactive service allows residential users and commercial users (e.g., hotel guests) to review lists of available movies and/or programming content, order individual movies and/or programs and view them in real-time. Users have full control over the video stream.

  Subscription Video on demand. This service provides premium channel offerings, such as those offered by HBO, Showtime or Starz, in an on-demand manner, as well as on a scheduled basis. Similar to our video on demand service, our subscription video on demand service allows subscribers to review lists of available premium channel content, order individual programs and watch them at home with full video player control.

  Networked Digital Video Recording. This service provides users with interactive control over broadcasted television programming, enabling viewers to watch sports, news, and other program types with full video cassette recorder and personal video recorder-like (e.g., TiVo® recorders) control over the video stream. We enable the provision of this service through our servers and software located in broadband local transmission sites known as headends. We believe this service also has the potential to accommodate new advertising techniques, such as ad replacement or limited fast-forward functionality.

  Targeted and Interactive Advertising. This service supports interactive advertising or advertising where the subscriber controls the path and delivery of an advertisement, in a video on demand service and in other forms of programming that result in a dedicated communications link between the subscribers’ set top box and the video on demand system itself. This service allows purchases over the television, such as one might do with a web browser over the internet.

  DVD Now™ on Demand Service. This interactive service brings DVD functionality to video on demand applications and provides a common standard for distributing and presenting video content. Our software tools and applications provide the capability to transform DVDs, including their menus and content chapter and options, into video on demand applications.

  Game Now™ Lite System. This interactive management and distribution system enables TV operators to provide games to subscribers. Game Now Lite allows operators to create a games business based on pay-per-play, pay-per-day, subscription, and/or ad-supported models.

     SeaChange Axiom® On Demand video software is the end-to-end business solution for video on demand (VOD) services. Software modules act in unison to manage and automate every aspect of operations – streams, subscribers, billing, network load and more. The product is built on an open architecture, meaning it can be deployed by any service provider regardless of streaming, storage or network architectures. SeaChange Axiom On Demand video software is comprised of three components:

  On Demand Services manage and deliver rich media content to a variety of consumer devices.

  Personalized Applications Platform enables operators to provide subscribers with innovative services such as games and movies on demand.

  Advanced Management Tools give operators the ability to reduce their costs and garner operational efficiencies through sophisticated system management tools.

     SeaChange Axiom On Demand Services consist of the essential functions that manage core on demand network resources such as servers, bandwidth and storage. Modules administer network bandwidth through session and resource management to ensure efficient content delivery. Content propagation optimizes both network usage and storage by continually monitoring demand for content, and moving content to locations where it is needed most. The Connection Manager Service software mediates client requests, establishing the shortest path between the client and the requested content. Asset Management is responsible for managing the life cycle of content stored on the system. The Asset Manager provides full visibility into the location and state of the content in the system through a browser-based graphical user interface (GUI). Additional Axiom On Demand Services include the Recording System that captures broadcast programs and publishes them as VOD content and the Axiom Content Dynamics module that automates dynamic insertion of advertisement and other content into VOD streams.

     SeaChange Axiom Personalized Applications software provides a broad range of on-demand applications to enhance the viewer experience.

     SeaChange Axiom Advance Management Tools provide engineering and operations personnel with tools that aid in the control of the system. Problem identification and resolution, data warehouse management, subscriber management and a configuration suite all help in reducing operational costs while improving overall system efficiencies.

     Advertising Products

     Our family of Spot Systems automates the complex process of advertisement and other video insertion across multiple channels and geographic zones for cable system operators and telecommunications companies primarily in the Broadband segment. Through our embedded proprietary software, our Spot System allows cable system and telecom operators to insert local and regional advertisements and other videos into a specific time allocated by television networks such as CNN, MTV, ESPN, BET, Discovery Channel and Nickelodeon. The Spot System is capable of inserting advertising into digital and analog channels including HD and delivering targeted advertising, as well as advertising with interactive links to content on video on demand systems, as well as to other interactive advertising systems.

     The Spot System is an integrated solution comprised of hardware platforms, software applications, data networks and easy to use graphical interfaces. Our Spot System is designed to be installed at local transmission sites, known as headends, and advertising sales business offices. Our video insertion process consists of six steps:

  Encoding. The process begins with our encoding software, which in real time transforms and compresses analog to digital short- and long-form video.

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

SeaChange AdPulse™ On Demand Advertising System

     The SeaChange AdPulse System consists of an advertising and inventory management system called the SeaChange AdPulse On Demand Ad Manager and a package of enhancements for the core VOD system called SeaChange Axiom® Content Dynamics software that provide functions tailored to the special needs of managing, propagating, playing out and tracking of ads.

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

     This system allows operators to generate new advertising revenue inserting ads, dynamically, in on demand content while it provides detailed tracking and reporting on views and usage of inserted ads. 2007 saw the first commercial deployment of our SeaChange AdPulse On Demand advertising software platform. Since then we have had successful trials and deployments with several operators including: Virgin Media and Sunflower Broadband.

     SeaChange Middleware Software Products

     Middleware provides seamless, access across devices made by different manufacturers to content across wired and/or wireless devices. We offer two middleware software products to operators and content developers: VODlink software and TV Navigator software.

     SeaChange VODlink software is comprised of three software modules that work together to enhance the user experience. The three components: VODlink Platform Suite, VODlink Portal and VODlink Games help operators jump-start their VOD offerings with a collection of games, a pop-up portal to ease navigation and provide marketing of content, and a suite of tools that allow easy development and integration of custom applications.

     SeaChange TV Navigator software is a platform serving customers outside of North America that incorporates an optional Electronic Program Guide (EPG – the user interface) that is completely customizable, communications applications such as TV-mail, chat, ticker display and messaging, and audience measurement tools that collect and report on usage statistics.

     SeaChange Servers and Storage

     Designed for enterprise-wide video system deployments the patented SeaChange MediaCluster architecture delivers massive, independently scalable, storage, streaming and ingest capabilities. MediaCluster dramatically reduces the cost of storing and delivering video assets. We offer several configurations of the MediaCluster to meet the demands of different video delivery applications.

     SeaChange Flash MediaServers

     Our flash memory-based servers provide 100% non-volatile, diskless edge streaming, stream expansion and time-shifted TV. These servers allow operators to deploy diskless streamers at the edge locations and locate centralized storage and storage management at the head-end locations in their networks. The Flash MediaServers also reduce operational costs. Compared to traditional spinning hard disk drives, flash memory has no moving parts, therefore it is more reliable and consumes less power.

     SeaChange MDS MediaServers

     Combining the advantages of standards-based hardware with the SeaChange patented MediaCluster technology the MDS products provide high density streaming, clustered memory ingest and scalable storage. The MDS complements our widely deployed disk-based video servers while providing independent scalable streaming, storage and memory and can be deployed as a standalone system or a streaming booster for existing systems.

     Broadcast and Specialty Servers

     Additionally, we supply special function servers based on our MediaCluster technology for the broadcast industry. Our Broadcast MediaCluster System is composed of multiple individual video servers arranged in a cluster acting as one system. This system is designed to provide high-quality digital video storage and playback for use with automation systems in broadcast television stations. This product is intended to replace on-air tape decks used to store and play back advertising, movies and other programming from video tape cart systems and, in some cases, to replace the cart systems themselves. Our Broadcast MediaCluster System is designed for customers both in larger broadcast television markets, which use station automation systems, and in smaller markets, which use control software included in the system.

     As with the video on demand system, our Broadcast MediaCluster System is designed to simultaneously record, encode, store to a disk and play video content using compression and decompression hardware. These products seamlessly integrate into television broadcasters’ current tape-based operations and meet the high performance requirements of television broadcasters. Our Broadcast MediaCluster System has features that enable the television broadcaster to have end-to-end functionality and reliability, including the capability to schedule programming for a week of television content.

Media Services

     The Media Services segment encompasses the business activities of the On Demand Group (ODG), a U.K. based wholly-owned subsidiary of SeaChange. ODG group focuses on the acquisition, licensing, preparation, management and marketing of content as well as custom consulting services. The group was established though the acquisition of ODG in November 2005 and Mobix Interactive Ltd. in November 2008. Virgin Media in the U.K. is ODG’s largest customer. In calendar year 2008, ODG also added the Hellenic Telecommunication Organisation (OTE), Telekom Austria, and TTNet – Turkey’s largest ISP, as customers.

     ODG also has established joint ventures to provide specialized content and services. In 2005, ODG launched FilmFlex in the U.K., a joint venture with Walt Disney and Sony Pictures to provide an on demand movie service to Virgin Media. In December of 2007, ODG sold its interest in the FilmFlex joint venture to the other investors for approximately $18 million.

     In Germany, ODG entered into a joint venture with the TeleMunchen Gruppe, a German media company whose activities include the production and acquisition of German-language feature films, television productions and classical music programs. This joint venture has launched a pay-per-view service for Kabel Deutschland Gruppe (KDG). KDG has approximately nine million subscribers and has just begun to deploy digital services. We expect to transition the pay-per-view service to a full-fledged VOD service as the digital rollout occurs. In addition to providing pay-per-view services to KDG, the joint venture also provides pay-per-view services to Unity Media and Telekom Austria.

     In November 2008, through ODG we acquired Mobix Interactive Limited in the U.K. Mobix complements ODG’s television VOD services business by offering mobile VOD services to wireless network operators. Today, Mobix supports mobile subscribers for its customers, o2 and 3 in the U.K. and Vodacom in South Africa.

     Service and Support

     We install, maintain and support our hardware and software products worldwide. We offer basic and advanced on-site training for customer employees. We currently provide installation, maintenance and technical support to all our customers. We offer maintenance and technical support to customers, agents and distributors of our hardware, software and systems on a 24-hour, seven-day a week basis. Generally, our systems sales include at least one year of free maintenance.

     A separate professional services group provides network design and architecture as well as systems integration services.

     Customer support centers worldwide provide 24/7 coverage. We have support centers in the U.S., Philippines, China, Japan, U.K., France, Turkey and Ireland.

Strategy

     Our strategy is to be the leading provider of video solutions in the television industry. We develop, manufacture and market digital video systems and services that include the management, aggregation, licensing, storage, and distribution of video, television, gaming and advertising content. The key elements of our strategy are to:

  Develop, Maintain and Extend Long-term Customer Relationships. We focus our product development, marketing and direct sales efforts on maintaining and extending long-term customer relationships with cable system operators, telecommunications companies and television broadcasters across the world. We have formed important relationships with customers that have grown from advertisement and other short-form video insertion to video on demand systems and other interactive television services, storage systems and streaming systems. We believe that the fundamental shift from broadcast to on demand applications and the growing emphasis on interactive technologies will continue to present opportunities for us to develop, market and support solutions to our existing customers as well as to new additional markets.

  Offer Integrated Solutions. Our customers operate complex networks that require the delivery and management of video programming across multiple channels and target zones. We believe that our integrated solutions can provide advantages in cost and implementation for digital video applications while interoperating with existing and emerging third-party equipment and software. To continue to address these needs, we intend to provide and further develop, internally and with our partners, integrated applications and support services for our customers. We believe that providing complete integrated solutions has been a significant factor in our success in the advertising and video on demand markets to date.

  Establish and Maintain Technological Leadership. We believe our competitive position is dependent in large part on the features and performance of our systems. As a result, we focus our research and development efforts on introducing systems with improved hardware and software capabilities. We have been granted patents and have patents pending for our various technologies. We have received several awards for technological excellence, including Emmy Awards for our patented MediaCluster ® technology and for our role in the growth of video on demand. As of January 31, 2009, 40% of our employees were focused on research and product development efforts.

  Provide Superior Customer Service and Support. Our products operate in customer environments where continuous operation is critical. As a result, we believe that providing a high level of service and support gives us a competitive advantage and is a differentiating factor in developing and maintaining key customer relationships. Our in-depth industry and application knowledge allows us to better understand the service needs of our customers. As of January 31, 2009, 39% of our employees were dedicated to customer service and support, including project design and implementation, maintenance, installation and training. Customers have access to service personnel via 24/7 telephone support. In addition, we believe that the acquisitions and investments that we have made in media services and in system integration and customization services have positioned us as an integral partner with our customers to ensure optimal performance of their systems.

Customers

     We currently sell our products primarily to cable system operators, broadcast and telecommunications companies.

     Our customer base is highly concentrated among a limited number of large customers, primarily due to the fact that the cable, movie, broadcast, and telecommunications industries in the United States are dominated by a limited number of large companies. A significant portion of our revenues in any given fiscal period have been derived from substantial orders placed by these large organizations. For the year ended January 31, 2009, Comcast and Virgin Media comprised 31% and 12%, respectively, of our total sales. We expect that we will continue to be dependent upon a limited number of customers for a significant portion of our revenues in future periods. As a result of this customer concentration, our business, financial condition and results of operations could be materially adversely affected by the failure of anticipated orders to materialize and by deferrals or cancellations of orders as a result of changes in customer requirements or new product announcements or introductions. In addition, the concentration of customers may cause variations in revenue, expenses and operating results on a quarterly basis due to seasonality of orders or the timing and relative size of orders received and shipped during a fiscal quarter.

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

     We use several marketing programs focused on our targeted markets to support the sale and distribution of our products. We use exhibitions at a limited number of prominent industry trade shows and conferences and presentations at technology seminars to promote awareness of us and our products. We also publish articles in trade and technical journals and we produce promotional product literature.

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

     We believe that the experience of our product development personnel is an important factor in our success. We perform our research and product development activities at our headquarters and in offices in New Hampshire, Pennsylvania, California, Philippines, and China.

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

Competition

     The markets in which we compete are characterized by intense competition, with a large number of suppliers providing different types of products to different segments of the markets. In new markets for our products, we compete principally based on price. In markets in which we have an established presence, we compete principally on the basis of the breadth of our products’ features and benefits, including the flexibility, scalability, professional quality, ease of use, reliability and cost effectiveness of our products, and our reputation and the depth of our expertise, customer service and support. While we believe that we currently compete favorably overall with respect to these factors and that our ability to provide integrated solutions to manage, store and distribute digital video differentiates us from our competitors, in the future we may not be able to continue to compete successfully with respect to these factors. In the market for long-form video products including video on demand, we compete with various companies offering video server platforms such as Concurrent Computer Corp., Arris Group Inc. (through its 2007 acquisition of C-Cor Corporation), Cisco Systems, Inc. (through its 2006 acquisition of Arroyo Video Solutions, Inc.), Motorola, Inc. (through its 2006 acquisition of Broadbus Technologies, Inc.) and Ericsson (through its 2007 acquisition of Tandberg Television). In the television broadcast market, we compete against Thomson, Omneon Video Networks, Sony Corporation and Harris Incorporated. In the digital advertisement insertion market, we generally compete with Ericsson and Arris Group Inc. We expect the competition in each of these markets to intensify in the future as existing and new competitors with significant market presence and financial resources, including computer hardware and software companies and television equipment manufacturers, enter these rapidly evolving markets.

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

Proprietary Rights

     Our success and our ability to compete are dependent, in part, upon our proprietary rights. We have been granted sixteen U.S. patents and have filed foreign patent applications related thereto for various technologies developed and used in our products. In addition, we rely on a combination of contractual rights, trademark laws, trade secrets and copyright laws to establish and protect our proprietary rights in our products. It is possible that in the future not all of these patent applications will be issued or that, if issued, the validity of these patents would not be upheld. It is also possible that the steps taken by us to protect our intellectual property will be inadequate to prevent misappropriation of our technology or that our competitors will independently develop technologies that are substantially equivalent or superior to our technology. In addition, the laws of some foreign countries in which our products are or may be distributed do not protect our proprietary rights to the same extent as do the laws of the United States. We have been involved in significant intellectual property litigation, and we may be a party to litigation in the future to enforce our intellectual property rights or as a result of an allegation that we infringe others’ intellectual property.

Employees

     As of January 31, 2009, we employed 1,046 persons, including 412 in research and development, 406 in customer service and support, 81 in selling and marketing, 36 in manufacturing and 111 in general and administration functions. We believe that our relations with our employees are good. None of our employees are represented by a collective bargaining agreement.

Geographic Information

     Geographic information is included in Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements.

Available Information

     SeaChange is subject to the informational requirements pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). SeaChange files periodic reports, proxy statements and other information with the Securities and Exchange Commission (SEC). Such reports, proxy statements and other information may be obtained by visiting the Public Reference Room of the SEC at 100 F Street, N.E., Washington, DC 20549 or by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an internet site (http://www.sec.gov) that contains reports, proxy and information statements and other information regarding issuers that file electronically.

     Financial and other information about SeaChange, including SeaChange’s Code of Ethics and Business Conduct and charters for SeaChange’s Audit Committee, Compensation Committee and Corporate Governance and Nominating Committee, is available on our website (www.schange.com). We make available free of charge on our website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. The information contained on our web site is not incorporated by reference into this document and should not be considered a part of this Annual Report. Our web site address is included in this document as an inactive textual reference only.

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

     In addition, a number of well-funded companies have been discussing broadband internet VOD services for home television viewing. If these products are developed, they may be more cost effective than our VOD solutions, which could result in cable system operators and telecommunications companies discontinuing purchases of our on-demand products.

Current economic and market conditions make forecasting difficult.

     The global economy and financial markets have been experiencing extreme disruption in recent months, including, among other things, extreme volatility in security prices, severely diminished liquidity and credit availability, rating downgrades of certain investments and declining valuations of others. Governments have taken historic actions intended to address extreme market conditions that include severely restricted credit. There may be a further deterioration in financial markets and confidence in major economies. We are unable to predict the likely duration and severity of the current disruptions in financial markets, credit availability, and adverse economic conditions throughout the world. These economic developments affect businesses such as ours and those of our customers and vendors in a number of ways that could result in unfavorable consequences to us.

     Current economic and market conditions together with the inherent inconsistent and unpredictable ordering patterns of our customers have limited our ability to forecast the volume and product mix of our sales, making it difficult to provide estimates of revenue and operating results. We continue to have limited visibility into the capital spending plans of our current and prospective customers. Fluctuations in our revenue can lead to even greater fluctuations in our operating results. Our planned expense levels depend in part on our expectations of future revenue. Our planned expenses include significant investments, particularly within the research and development organization, which we believe are necessary to continue to provide innovative optical networking and multiservice access solutions to meet our current and prospective customers’ needs. As a result, it is difficult to forecast revenue and operating results. If our revenue and operating results are below the expectations of our investors and market analysts, it could cause a decline in the price of our common stock.

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

  difficulties in establishing and managing international distribution channels;

  difficulties in selling, servicing and supporting overseas products and in translating products into foreign languages;

  the uncertainty of laws and enforcement in certain countries relating to the protection of intellectual property;

  multiple and possibly overlapping tax structures;

  negative tax consequences such as withholding taxes and employer payroll taxes; and

  economic or political changes in international markets.

We are exposed to fluctuations in currency exchange rates that could negatively impact our financial results and cash flows.

     To date, most of our revenues have been denominated in U.S. dollars, while a significant portion of our international expenses are incurred in the local currencies of countries in which we operate. Because a portion of our business is conducted outside the United States, we face exposure to adverse movements in foreign currency exchange rates. These exposures may change over time as business practices evolve, and they could have a material adverse impact on our financial results and cash flows. An increase in the value of the dollar could increase the real cost to our customers of our products in those markets outside the United States where we often sell in dollars, and a weakened dollar could increase local currency operating costs.

Currency exchange rate fluctuations could reduce our overall profits.

     With the exception of On Demand Group, and its wholly-owned subsidiaries, the United States dollar is the functional currency for our international subsidiaries; therefore, all foreign translation currency gains and losses are included in our Consolidated Statements of Operations. In preparing our consolidated financial statements, certain financial information is required to be translated from foreign currencies to the United States dollar using either the spot rate or the weighted-average exchange rate. If the United States dollar changes relative to applicable local currencies, there is a risk our reported sales, operating expenses, and net income could significantly fluctuate. We are not able to predict the degree of exchange rate fluctuations, nor can we estimate the effect any future fluctuations may have upon our future operations. To date, we have not entered into any hedging contracts or participated in any hedging or derivative activities.

Our ability to compete could be jeopardized if we are unable to protect our intellectual property rights from third-party challenges.

     Our success and ability to compete depends upon our ability to protect our proprietary technology that is incorporated into our broadband and broadcast products. We rely on a combination of patent, copyright, trademark and trade secret laws and restrictions on disclosure to protect our intellectual property rights. Although we have issued patents, we cannot assure that any additional patents will be issued or that the issued patents will not be invalidated. We also enter into confidentiality or license agreements with our employees, consultants and corporate partners, and control access to and distribution of our software, documentation and other proprietary information. Despite these precautions, it may be possible for a third party to copy or otherwise misappropriate and use our products or technology without authorization, particularly in foreign countries where the laws may not protect our proprietary rights as fully as in the United States. We may need to resort to litigation in the future to enforce our intellectual property rights, to protect our trade secrets or to determine the validity and scope of the proprietary rights of others. If competitors are able to use our technology, our ability to compete effectively could be harmed.

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

     Certain key components of our products are currently purchased from a sole supplier, including computer chassis, switching gear, an interface controller video transmission board, encoder and decoder hardware, and operating system and applications software. We have in the past experienced quality control problems, where products did not meet specifications or were damaged in shipping, and delays in the receipt of these components. These problems were generally of short duration and did not have a material adverse effect on our business and results of operations. However, we may in the future experience similar types of problems which could be more severe or more prolonged. While we believe that there are alternative suppliers available for these components, we believe that the procurement of these components from alternative suppliers could take up to a year. In addition, these alternative components may not be functionally equivalent or may be unavailable on a timely basis or on similar terms. The inability to obtain sufficient key components as required, or to develop alternative sources if and as required in the future, could result in delays or reductions in product shipments which, in turn, could have a material adverse effect on our business, financial condition and results of operations.

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

We may make future acquisitions or enter into joint ventures that are not successful, which could seriously harm our business.

     Historically, we have acquired technology or businesses to supplement and expand our product offerings. In the future, we could acquire additional products, technologies or businesses, or enter into joint venture arrangements, for the purpose of complementing or expanding our business as occurred with Mobix Interactive Ltd. in fiscal 2009 and On Demand Deutschland GMBH in fiscal 2007. Negotiation of potential acquisitions or joint ventures and our integration of acquired products, technologies or businesses could divert management’s time and resources. Future acquisitions could cause us to issue equity securities that would dilute existing stockholders, incur contingent liabilities, amortize intangible assets, or write off in-process research and development and other acquisition-related expenses that could have a material adverse affect on our business, results of operations, cash flow and financial condition. We may not be able to properly integrate acquired products, technologies or businesses with our existing products and operations, train, retain and motivate personnel from the acquired businesses, or combine potentially different corporate cultures. Failure to do so could deprive us of the intended benefits of those acquisitions. In addition, we may be required to write-off acquired research and development if further development of purchased technology becomes unfeasible, which may adversely affect our business, results of operations, cash flow and financial condition.

If our goodwill or intangible assets become impaired, we may be required to record a significant charge to earnings.

     Under accounting principles generally accepted in the United States, we review our intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill is required to be tested for impairment at least annually. Factors that may be considered a change in circumstances indicating that the carrying value of our goodwill or other intangible assets may not be recoverable include; declines in our stock price and market capitalization, or future cash flows projections. Our valuation methodology for assessing impairment requires management to make judgments and assumptions based on projections of future operating performance. We operate in highly competitive environments and projections of future operating results and cash flows may vary significantly from actual results. We may be required to record a significant non cash charge to earnings in our financial statements during the period in which any impairment of our goodwill or other intangible assets is determined.

We may experience risks in our investments due to changes in the market, which could adversely affect the value or liquidity of our investments.

     We maintain a portfolio of cash equivalents and short-term and long-term investments in a variety of securities which may include commercial paper, certificates of deposit, money market funds and government debt securities. These available-for-sale investments are subject to interest rate risk and may decline in value if market interest rates increase. These investments are subject to general credit, liquidity, market and interest rate risks. As a result, we may experience a reduction in value or loss of liquidity of our investments. In addition, should any investment cease paying or reduce the amount of interest paid to us, our interest income would suffer. These market risks associated with our investment portfolio may have a negative adverse effect on our results of operations, liquidity and financial condition.

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

We may not be able to hire and retain highly skilled employees, particularly which could affect our ability to compete effectively because our business is technology-based.

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

     In 2006, we received an audit notification from the Internal Revenue Service (IRS) requesting materials relating to our 2004 through 2007 federal tax return. As of January 31, 2009, we continue to provide information relating to the audit and have not received or agreed upon any final adjustment from the IRS.

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

Our stock price may be volatile.

     Historically, the market for technology stocks has been extremely volatile. Our common stock has experienced, and may continue to experience, substantial price volatility. The occurrence of any one or more of the factors noted above could cause the market price of our common stock to fluctuate. In addition, the stock market in general, and the NASDAQ Stock Market and technology companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of such companies. These broad market and industry factors may materially adversely affect the market price of our common stock, regardless of our actual operating performance. In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been instituted against such companies.

ITEM 1B. Unresolved Staff Comments

     None.

ITEM 2. Properties

Location	Lease/ Own	Principal Use	Segment	Square Feet
Acton, Massachusetts	Own	Corporate Headquarters, video software engineering and manufacturing	Software, Servers and Storage	120,000
Greenville, New Hampshire	Own	Video Storage engineering, logistics and services	Servers and Storage	24,000
Greenville, New Hampshire	Lease	Video Server and broadcast product engineering	Servers and Storage	13,000
Fort Washington, Pennsylvania	Lease	Software Development, digital video and interactive television	Software	14,000
London, United Kingdom	Own	ODG head corporate offices	Media Services	9,000

     In addition, we also lease research and development and/or sales and support offices in Illinois, Nevada, California, France, Ireland, Singapore, Germany, Japan, India, Turkey, Philippines, UK, and China. We believe that existing facilities are adequate to meet our foreseeable requirements.

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

     SeaChange enters into agreements in the ordinary course of business with customers, resellers, distributors, integrators and suppliers. Most of these agreements require SeaChange to defend and/or indemnify the other party against intellectual property infringement claims brought by a third party with respect to SeaChange’s products. From time to time, SeaChange also indemnifies customers and business partners for damages, losses and liabilities they may suffer or incur relating to personal injury, personal property damage, product liability, and environmental claims relating to the use of SeaChange’s products and services or resulting from the acts or omissions of SeaChange, its employees, authorized agents or subcontractors. For example, SeaChange has received requests from several of its customers for indemnification of patent litigation claims asserted by Acacia Media Technologies, USA Video Technology Corporation and VTran Media Technologies. Management performed an analysis of all requests under Statement of Financial Accounting Standards No. 5, Accounting for Contingencies (“SFAS 5”) as interpreted by FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others (“FIN45”).

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

ITEM 4. Submission of Matters to a Vote of Securities Holders

     No matters were submitted during the fourth quarter of the fiscal year ended January 31, 2009 to a vote of security holders of the Company through the solicitation of proxies or otherwise.

PART II

ITEM 5. Market for Registrant’s Common Equity and Related Stockholder Matters

Market Information

     Our common stock (symbol, “SEAC”) began trading on NASDAQ on November 5, 1996 and currently trades on the Nasdaq Global Select Market.

     On April 9, 2009, the last reported sale price of our common stock on NASDAQ was $6.21 per share and there were approximately 160 holders of record of our common stock. We believe that the number of beneficial holders of our common stock exceeds 6,200.

     The following table sets forth the quarterly high and low closing sales prices per share reported on NASDAQ for our last two fiscal years ended January 31, 2009 and 2008.

	Fiscal Year 2009		Fiscal Year 2008
	High	Low	High	Low
Three Month Period Ended:
First Quarter	$7.48	$5.50	10.83	7.85
Second Quarter	8.32	6.60	9.19	6.98
Third Quarter	9.70	6.46	7.94	6.06
Fourth Quarter	8.17	5.92	8.11	5.10

Dividend Policy

     We have never declared or paid any cash dividends on our common stock, since inception, and do not expect to pay cash dividends on our common stock in the foreseeable future. We currently intend to retain all of our future earnings for use in operations and to finance the expansion of our business.

Equity Compensation Plan Information

     The following table provides information about the common stock that may be issued upon the exercise of options, warrants and rights under all of SeaChange’s existing equity compensation plans as of January 31, 2009, including the Amended and Restated 2005 Equity Compensation Incentive Plan, the Amended and Restated 1995 Stock Option Plan, the 1996 Non-Employee Director Stock Option Plan and the Third Amended and Restated 1996 Employee Stock Purchase Plan.

Number of securities
remaining available
		Weighted-	for future issuance
	Number of securities	average exercise	under equity
	to be issued upon	price of	compensation plans
	exercise of outstanding	outstanding	(excluding securities
	options, warrants and	options, warrants	reflected
Plan category	rights	and rights	in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders(1)	4,228,437 (2)	$15.43	2,480,483 (3)
Equity compensation not approved by security holders(4)	160,134	$14.71	-
Total	4,388,571	$15.41 (5)	2,480,483
____________________

(1)	Consists of the Amended and Restated 2005 Equity Compensation Incentive Plan, the Amended and Restated 1995 Stock Option Plan, the 1996 Non-Employee Director Stock Option Plan and the Third Amended and Restated 1996 Employee Stock Purchase Plan.

(2)	Excludes the shares to be issued for the period ended May 31, 2009 under the Third Amended and Restated 1996 Employee Stock Purchase Plan, because the number of shares to be issued upon exercise of currently outstanding options thereunder cannot be determined, as it will be determined on May 31, 2009, the last day of the payment period, and will be for a maximum of 1,125 shares per eligible participant.

(3)	As of January 31, 2009, 2,480,483 shares remained available for issuance under the Amended and Restated 2005 Equity Compensation Incentive Plan and no shares remained available for grant under the Third Amended and Restated 1996 Employee Stock Purchase Plan.

(4)	Pursuant to the Video-on-Demand Purchase Agreement, dated as of December 1, 2000, by and between SeaChange and Comcast Cable Communications of Pennsylvania, Inc., Comcast has been issued warrants exercisable for 450,000 shares of common stock. As disclosed in SeaChange’s Current Report on Form 8-K filed October 6, 2004, Comcast exercised certain of these warrants and there remains outstanding today one warrant exercisable for 160,134 shares of common stock with a per share exercise price of $14.71 and which is nonforfeitable and freely exercisable.

(5)	Excludes the weighted average exercise price for shares to be issued under the Third Amended and Restated 1996 Employee Stock Purchase Plan, as amended, because the weighted average exercise price of currently outstanding options thereunder cannot be determined, as it will be equal to 85% of the lower of the average market price of the common stock on December 1, 2008 and May 29, 2009, the first and last business day of the applicable payment period.

Repurchase of our Equity Securities

     On February 13, 2008, SeaChange International’s Board of Directors authorized the repurchase of up to $20.0 million of its common stock, par value $.01 per share, through a share repurchase program. As authorized by the program, 833,597 shares were purchased in the open market. This stock repurchase program expired on December 31, 2008. All repurchases were funded from the Company’s current cash and investments balances. The Company did not repurchase any shares from its management team or other insiders.

      On March 13, 2009, SeaChange International’s Board of Directors authorized the repurchase of up to $20.0 million of its common stock, par value $.01 per share, through a share repurchase program. As authorized by the program, shares may be purchased in the open market or through privately negotiated transactions, in a manner consistent with applicable securities laws and regulations. This stock repurchase program does not obligate the Company to acquire any specific number of shares and may be suspended or discontinued at any time. This stock repurchase program expires on January 31, 2010. All repurchases are expected to be funded from the Company’s current cash and investments balances. The Company does not intend to repurchase any shares from its management team or other insiders.

STOCK PERFORMANCE GRAPH

     The following graph compares the change in the cumulative total stockholder return on SeaChange’s common stock during the period from the close of trading on January 31, 2004 through January 31, 2009, with the cumulative total return on the Center for Research in Securities Prices (“CRSP”) Index for the Nasdaq Stock Market (U.S. Companies) and a SIC Code Index based on the SeaChange’s SIC Code. The comparison assumes $100 was invested on January 31, 2004 in SeaChange’s common stock at the $20.18 closing price on January 30, 2004 and in each of the foregoing indices and assumes reinvestment of dividends, if any.

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

Notes:

A.	The lines represent monthly index levels derived from compounded daily returns that include all dividends.

B.	If the monthly interval, based on the fiscal year-end, is not a trading day, the preceding trading day is used.

C.	The Index level for all series was set to 100 on January 31, 2004.

ITEM 6. Selected Financial Data

     The following consolidated selected financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. The selected financial data for the years ended January 31, 2008, 2007, 2006 and 2005 have been recast to reflect the reclassification of foreign currency gain (loss) from operating expenses to other income (expense), net below operating income.

	Year ended January 31,
	2009	2008	2007	2006	2005
	(in thousands, except per share data)
Consolidated Statement of Operations Data:
Revenues:
Products	$117,372	$105,769	$95,000	$73,516	$113,764
Services	84,464	74,124	66,334	52,748	43,539
	201,836	179,893	161,334	126,264	157,303
Costs of revenues:
Products	46,533	52,464	48,334	45,555	60,158
Services	52,007	46,465	37,189	28,315	25,755
	98,540	98,929	85,523	73,870	85,913
Gross profit	103,296	80,964	75,811	52,394	71,390
Operating expenses:
Research and development	43,042	42,699	40,917	34,475	29,536
Selling and marketing	27,506	23,073	22,383	18,681	18,069
General and administrative	20,979	20,240	18,873	13,915	10,197
Amortization of intangibles	1,575	2,952	5,664	2,201	1,333
	93,102	88,964	87,837	69,272	59,135
Income (loss) from operations	10,194	(8,000)	(12,026)	(16,878)	12,255
Interest income, net	2,050	1,927	1,355	2,038	962
Other (expense) income, net	(925)	(43)	(320)	(339)	(133)
Impairment on investment in affiliate	-	-	(150)	-	-
Gain on sale of investment in affiliate	-	10,031	-	-	-
Income (loss) before income taxes and equity income
(loss) in earnings of affiliates	11,319	3,915	(11,141)	(15,179)	13,084
Income tax (expense) benefit	(575)	(2,156)	1,632	2,941	(3,070)
Equity (loss) income in earnings of affiliate, net of tax	(770)	1,143	1,272	39	(148)
Net income (loss)	$9,974	$2,902	$(8,237)	$(12,199)	$9,866
Earnings (loss) per share:
Basic	$0.32	$0.10	$(0.29)	$(0.43)	$0.36
Diluted	$0.32	$0.10	$(0.29)	$(0.43)	$0.34
Consolidated Balance Sheet Data (as of January 31):
Working capital	$89,549	$88,344	$57,820	$45,759	$126,397
Total assets	233,983	217,896	199,296	207,797	212,628
Deferred revenue	26,237	19,103	21,806	20,045	21,342
Long-term liabilities	3,745	3,391	1,121	1,353	-
Total liabilities	61,747	52,494	42,876	54,053	47,794
Total stockholders’ equity	172,236	165,402	156,420	153,744	164,834

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

Overview

     We are a leading developer, manufacturer and marketer of digital video systems and services including, the aggregation, licensing, storage, management and distribution of video, television programming, and advertising content to cable system operators, telecommunications companies and broadcast television companies.

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

     The segment data for the fiscal year ended January 31, 2008 and 2007, respectively, has been recast to reflect the realignment of the new segments. Prior to fiscal 2009, services revenues, which included ODG revenues, were reported in the Services segment and the Company did not separately track these service revenues and costs by these new segments, except for ODG. Accordingly, management has made certain assumptions to determine the amount of service revenues and service costs attributed to the Software and Servers and Storage reporting segments for the fiscal years ended January 31, 2008 and 2007, respectively. The basis of the assumptions for all such revenues, costs and expenses includes significant judgments and estimations. There are no inter-segment revenues for the periods. The Company does not separately track all assets by operating segments nor are the segments evaluated under this criterion.

     We have experienced fluctuations in our product revenues from quarter to quarter due to the timing of the receipt of customer orders and the shipment of those orders. The factors that impact the timing of the receipt of customer orders include among other factors:

  the customer’s receipt of authorized signatures on their purchase orders;

  the budgetary approvals within the customer’s company for capital purchases; and

  the ability to process the purchase order within the customer’s organization in a timely manner.

     Factors that may impact the shipment of customer orders include:

  the availability of material to produce the product;

  the time required to produce and test the product before delivery; and

  the customer’s required delivery date.

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

     Principles of Consolidation. The Company consolidates the financial statements of its wholly-owned subsidiaries and all inter-company accounts are eliminated in consolidation. SeaChange also holds minority investments in the capital stock of certain private companies having product offerings or customer relationships that have strategic importance. The Company evaluates its equity and debt investments and other contractual relationships with affiliate companies in order to determine whether the guidelines of FASB Interpretation (“FIN”) No. 46, Consolidation of Variable Interest Entities (“FIN 46R”), as revised under FIN 46R should be applied in the financial statements. FIN 46R addresses consolidation by business enterprises of variable interest entities that possess certain characteristics. A variable interest entity (“VIE”) is defined as an entity in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support. The primary beneficiary is required to consolidate the financial position and results of the VIE. The Company has concluded that it is not the primary beneficiary for any variable interest entities as of January 31, 2009.

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

     Inventories and Reserves. Inventories are stated at the lower of cost or net realizable value. Cost is determined using the first-in, first-out (FIFO) method. Inventories consist primarily of components and subassemblies and finished products held for sale. All of SeaChange’s hardware components are purchased from outside vendors. The value of inventories are reviewed quarterly to determine that the carrying value is stated at the lower of cost or net realizable value. SeaChange records charges to reduce inventory to its net realizable value when impairment is identified through the quarterly review process. For inventory that has been written down to its net realizable value, the reserve is released upon sale or disposal of this inventory. The obsolescence evaluation is based upon assumptions and estimates about future demand and possible alternative uses and involves significant judgments. For the years ended January 31, 2009, 2008, and 2007, we recorded inventory write-downs of $1.0 million, $2.1 million, and $1.1 million.

     Goodwill and Long-Lived Assets. The Company accounts for business acquisitions in accordance with SFAS No. 141, Business Combinations, which requires that the purchase method of accounting be used for all business combinations. The Company determines and records the fair values of assets acquired and liabilities assumed as of the dates of acquisition. The Company recognizes the excess of the purchase price over the fair value of the net assets acquired as goodwill. At the time of acquisition, goodwill is assigned to the operating segment as the applicable reporting unit for the goodwill impairment review. Goodwill is not amortized, but is evaluated for impairment, at the reporting unit level, annually in the third fiscal quarter. Goodwill of a reporting unit also is tested for impairment on an interim basis in addition to the annual evaluation if an event occurs or circumstances change such as declines in sales, earnings or cash flows, decline in our stock price, or material adverse changes in the business climate, which would more likely than not reduce the fair value of a reporting unit below its carrying amount. The process of evaluating goodwill for impairment requires several judgments and assumptions to be made to determine the fair value of the reporting units, including the method used to determine fair value, discount rates, expected levels of cash flows, revenues and earnings, and the selection of comparable companies used to develop market based assumptions.

     In the third quarter of fiscal 2009, the Company changed the timing of its annual goodwill impairment testing for its Media Services reporting unit from October 31, 2008 to August 1, 2008. This change did not delay, accelerate or avoid an impairment charge. SeaChange completed the annual impairment tests of goodwill associated with the Software, Servers and Storage and Media Services segments and determined that as of August 1, 2008 no adjustment was required to the carrying value of goodwill based on the analyses performed. However, there can be no assurance that goodwill will not become impaired in future periods.

     SeaChange also evaluates property and equipment, intangible assets and other long-lived assets on a regular basis for the existence of facts or circumstances, both internal and external that may suggest an asset is not recoverable. If such circumstances exist, SeaChange evaluates the carrying value of long-lived assets to determine if impairment exists based upon estimated undiscounted future cash flows over the remaining useful life of the assets and compares that value to the carrying value of the assets. SeaChange’s cash flow estimates contain management’s best estimates, using appropriate and customary assumptions and projections at the time.

     Intangible assets consist of customer contracts, completed technology, patents and trademarks and are respectively assigned to the operating segments. The intangible assets are amortized to cost of sales and operating expenses, as appropriate, on a straight-line or accelerated basis in order to reflect the period that the assets will be consumed.

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

     During fiscal 2008, the Company determined that purchased capitalized software licenses that were classified as Other assets on the Company’s Condensed Consolidated Balance Sheets were impaired as of July 31, 2007, resulting in a reduction to Other assets of $4.1 million and a corresponding increase to Cost of revenues on the Company’s Consolidated Statement of Operations for the year ended January 31, 2008. The Company concluded that three separate capitalized software licenses that were purchased for eventual use in current and future products of the Company were impaired based on its determination that triggering events had occurred during fiscal 2008 that warranted consideration of an impairment of long-lived assets. The Company abandoned plans to use the capitalized software licenses in any new or existing Company products during fiscal 2008. With no identified future cash flows to substantiate further capitalization of these software licenses, the Company determined these assets to be impaired during the fiscal year ended January 31, 2008.

      Amortization expense is recorded over the period of economic consumption or the life of the agreement, whichever results in the higher expense, starting with the first shipment of the product to a customer. Amortization expense was $100,000, $4.8 million, and $346,000 for the fiscal years ended January 31, 2009, 2008, and 2007, respectively. Of the $4.8 million fiscal year 2008 amortization, $4.1 million includes accelerated amortization taken in the second quarter to align the recognition of amortization expense with the remaining economic life of the purchased software.

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

     Income Tax Contingencies. In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). FIN 48 supersedes SFAS No. 5, Accounting for Contingencies, as it relates to income tax liabilities and lowers the minimum threshold a tax position is required to meet before being recognized in the financial statements from “probable” to “more likely than not” (i.e., a likelihood of occurrence greater than fifty percent). Under FIN 48, the recognition threshold is met when an entity concludes that a tax position, based solely on its technical merits, is more likely than not to be sustained upon examination by the relevant taxing authority. Those tax positions failing to qualify for initial recognition are recognized in the first interim period in which they meet the more likely than not standard, or are resolved through negotiation or litigation with the taxing authority, or upon expiration of the statute of limitations. Derecognition of a tax position that was previously recognized occurs when an entity subsequently determines that a tax position no longer meets the more likely than not threshold of being sustained. FIN 48 was adopted by the Company on February 1, 2007.

     Share-based Compensation. We account for all employee and non-employee director stock-based compensation awards using the provisions of SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”). We have continued to use the Black-Scholes pricing model as the most appropriate method for determining the estimated fair value of all applicable awards. Determining the appropriate fair value model and calculating the fair value of share-based payment awards requires the input of highly subjective assumptions, including the expected life of the share-based payment awards and stock price volatility. Management estimated the volatility based on the historical volatility of our stock. The assumptions used in calculating the fair value of share-based payment awards represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management’s judgment. As a result, if circumstances change and we use different assumptions, our share-based compensation expense could be materially different in the future. In addition, we are required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. If our actual forfeiture rate is materially different from our estimate, the share-based compensation expense could be significantly different from what we have recorded in the current period. The estimated fair value of SeaChange’s stock-based options and performance-based restricted stock units, less expected forfeitures, is amortized over the awards’ vesting period on a graded vesting basis, whereas the restricted stock units and Employee Stock Purchase Plan stock units are amortized on a straight line basis.

     Foreign Currency Translation. We have determined that the functional currency of all of our foreign subsidiaries, other than ODG and its wholly-owned subsidiaries, is the U.S. dollar. Where the U.S. dollar is designated as the functional currency of an entity, we translate that entity’s monetary assets and liabilities denominated in local currencies into U.S. dollars (the functional and reporting currency) at current exchange rates, as of each balance sheet date. Nonmonetary assets (e.g., inventories, property, plant, and equipment and intangible assets) and related income statement accounts (e.g., cost of sales, depreciation, amortization of intangible assets) are translated at historical exchange rates between the functional currency (the U.S. dollar) and the local currency. Revenue and other expense items are translated using average exchange rates during the fiscal period. Translation adjustments and transactions gains and losses on foreign currency transactions, and any unrealized gains and losses on short-term inter-company transactions are included in other income or expense, net.

     For the ODG group where the local currency is designated as the functional currency, we translate its assets and liabilities into U.S. dollars (the reporting currency) at current exchange rates as of each balance sheet date. Revenue and expense items are translated using average exchange rates during the period. Cumulative translation adjustments are presented as a separate component of stockholders’ equity. Exchange gains and losses on foreign currency transactions and unrealized gains and losses on short-term inter-company transactions are included in other income or expense, net.

     The aggregate foreign exchange transaction losses included as other (expense) income, net on the Consolidated Statement of Operations were $951,000, $43,000 and $320,000 for the years ended January 31, 2009, 2008 and 2007, respectively.

Fiscal Year Ended January 31, 2009 Compared to the Fiscal Year Ended January 31, 2008

     The following table sets forth summarized consolidated financial information for each of the two fiscal years ended January 31, 2009 and 2008.

	Year Ended
	January 31,
	2009	2008
	(in thousands)
Revenues:
Products	$117,372	$105,769
Services	84,464	74,124
	201,836	179,893

Costs and expenses:
Cost of product revenues	46,533	52,464
Cost of service revenues	52,007	46,465
Research and development	43,042	42,699
Selling and marketing	27,506	23,073
General and administrative	20,979	20,240
Amortization of intangibles	1,575	2,952

Income (loss) from operations	10,194	(8,000)
Interest income, net	2,050	1,927
Other (expense) income, net	(925)	(43)
Gain on sale of investment in affiliate	-	10,031
Income before income taxes and equity income in earnings of affiliates	11,319	3,915
Income tax expense	(575)	(2,156)
Equity (loss) income in earnings of affiliates, net of tax	(770)	1,143
Net income (loss)	$9,974	$2,902

Revenues

     The following table summarizes information about the Company’s reportable segments for each of the two fiscal years ended January 31, 2009 and 2008. Segment data for fiscal 2008 is presented on a basis consistent with the fiscal 2009 data and the changed reporting data segment structure.

	Fiscal Year Ended
	January 31,
	2009	2008	%
	(in thousands, except for percentage data)
Software revenues:
Products	$78,397	$69,762	12%
Services	53,840	43,507	24%
Total Software revenues	$132,237	$113,269	17%

Servers and Storage revenues:
Products	$38,975	$36,007	8%
Services	14,665	12,990	13%
Total Servers and Storage revenues	$53,640	$48,997	9%

Media Services Revenue:
Services	$15,959	$17,627	-9%

Total consolidated revenue:
Products	$117,372	$105,769	11%
Services	84,464	74,124	14%
Total consolidated revenues	$201,836	$179,893	12%

     Product Revenue. Product revenue increased 11% to $117.4 million in the fiscal year ended January 31, 2009 from $105.8 million in the fiscal year ended January 31, 2008. Product revenues from the Software segment accounted for 67% and 66% of the total product revenues in the years ended January 31, 2009 and 2008, respectively. The Servers and Storage segment accounted for 33% and 34% of total product revenues in the fiscal years ended January 31, 2009 and 2008, respectively.

     Service Revenue. Service revenues increased 14% to $84.5 million in the fiscal year ended January 31, 2009 from $74.1 million in the fiscal year ended January 31, 2008. Services revenue for the Software segment accounted for 64% and 59% of the total services revenue in the fiscal years ended January 31, 2009 and 2008, respectively. Servers and Storage services revenue accounted for 17% and 18% of total services revenue in the fiscal year ended January 31, 2009 and 2008, respectively, while Media Services revenue accounted for 19% and 23% of total services revenue for the fiscal years ended January 31, 2009 and 2008, respectively.

     For the fiscal year ended January 31, 2009, two customers each accounted for more than 10% and collectively accounted for 43% of our total revenues and these same two customers each accounted for more than 10% and collectively accounted for 45% of our total revenues for the year ended January 31, 2008. Revenues from these customers were primarily in the Software and Servers and Storage segment. We believe that a significant amount of our revenues will continue to be derived from a limited number of customers.

     International products and services revenues accounted for approximately 36% or $72.7 million and 38% or $ 68.4 million of total revenues in the fiscal years ended January 31, 2009 and 2008, respectively. We expect that international products and services revenues will remain a significant portion of our business in the future. A majority of our international sales are made in United States dollars (USD), and for the fiscal years 2009 and 2008, approximately 78% and & 74%, of international revenues were transacted in USD.

     Media Services has designated the Great Britain Pound (GBP) as its functional currency. For the fiscal years 2009 and 2008, approximately 76% and 85%, respectively of the Media Services revenues were sales in GBP and 24% and 11%, respectively were made in Euros. During the third and fourth quarter of fiscal 2009, Media Services’ financial results were translated to USD for reporting purposes, and the depreciation of the GBP compared to the USD has impacted the amount of revenue recorded by our Media Services during fiscal 2009. We will continue to have exposure to fluctuations in the USD/GBP and Euro exchange rates on our revenue each quarter for the Media Services segment.

     Software Revenue. Revenues from our software segment increased 17% to $132.2 million in the fiscal year ended January 31, 2009 from $113.3 million in the fiscal year ended January 31, 2008. The year over year growth was primarily due to increased software licensing revenue from shipments of Advertising Insertion, Axiom, VODlink, Media Client and our VOD hospitality software products which were partially offset by $7.9 million of lower software subscription revenues from Comcast. The 24% increase in service revenue for the Software segment was primarily due to higher Advertising and VOD product maintenance revenues from a growing installed base of products and installation revenue from the completion of several large projects during fiscal 2009.

     Servers and Storage Revenue. Revenues from the Server and Storage segment increased 9% to $53.6 million for the fiscal year ended January 31, 2009 from $49.0 for the fiscal year ended January 31, 2008. The increase in product revenues of 8% compared to the previous year was due primarily to higher VOD server revenue from increased shipments of our new flash servers during our fourth quarter of fiscal 2009. The 13% year over year increase in services revenue in the Servers and Storage segment is due to increased installation revenue from VOD and broadcast servers products year over year.

     Media Services Revenue. Revenues from Media Services decreased 9% to $16.0 million in the year ended January 31, 2009 compared to the year ended January 31, 2008. The decrease in revenue was due primarily to the impact of the weakening of GBP compared to the USD during fiscal 2009 compared to the previous year. Valued at a constant USD/GBP exchange rate, ODG increased revenue year over year by 5% with two additional customers in Europe.

     Product Gross Profit. Costs of product revenues consist primarily of the cost of purchased material components and subassemblies, labor and overhead relating to the final assembly and testing of complete systems and related expenses, and labor and overhead costs related to software development contracts. The gross profit percentage for products increased from 50% in the fiscal year ended January 31, 2008 to 60% in the fiscal year ended January 31, 2009. The increase in product gross profit percentages between years were primarily due to higher sales volume-related margin from our Advertising Insertion, Axiom, VODlink and our VOD hospitality software products. In addition, the Company recorded a charge of $4.1 million in connection with asset impairments taken during fiscal 2008 which significantly lowered our fiscal 2008 product gross margin.

     Services Gross Profit. Cost of services revenues consist primarily of labor, materials and overhead relating to the installation, training, product maintenance and technical support, software development, project management and costs associated with providing media services. Costs of services revenues increased from $46.5 million in the fiscal year ended January 31, 2008 to $52.0 million in the fiscal year ended January 31, 2009 while our service gross profit percentage was relatively flat year over year. The increase in the cost of service of $5.5 million was due to increased headcount-related costs to service our increased installed base of systems.

     Software Gross Profit. Software segment gross margin was 58% and 51% in the years ended January 31, 2009 and 2008, respectively. The increase in product gross profit percentages between years is due mainly to a favorable product mix of higher margin Advertising Insertion and VOD software product revenue in the fiscal year ended January 31, 2009 compared to the fiscal year ended January 31, 2008, as well as the asset impairments taken in fiscal year 2008.

     Servers and Storage Gross Profit. Servers and Storage segment gross margin of 46% in the years ended January 31, 2009 was six points higher than in the year ended January 31, 2008 because of increased shipment of higher margin VOD flash servers and lower manufacturing costs due to headcount and other cost reductions taken in fiscal year 2008.

     Media Services Gross Profit. Media Services segment gross margin of 15% in the year ended January 31, 2009 was two points lower than in the year ended January 31, 2008 due principally to higher year over year higher headcount related expenses to support additional revenue.

     Research and Development. Research and development expenses consist primarily of the compensation of development personnel, depreciation of development and test equipment and an allocation of related facilities expenses. Research and development expenses were 21% and 24% of total revenues for fiscal year ended January 31, 2009 and 2008, respectively, and increased $300,000 year over year. The increase is primarily due to higher software-related headcount and related expenses of $900,000 offset by lower contract labor of $500,000. We expect that research and development expenses will continue to increase in the fiscal year ended January 31, 2010 as we continue our development of our new products and enhancements.

     Selling and Marketing. Selling and marketing expenses consist primarily of compensation expenses, including sales commissions, travel expenses and certain promotional expenses. Selling and marketing expenses increased 19% from $23.1 million or 13% of total revenues in the fiscal year ended January 31, 2008 to $27.5 million, or 14% of total revenues, in the fiscal year ended January 31, 2009. This increase in total expenses is primarily due to $1.9 million in increased salaries and benefits attributable to the hiring of additional sales and marketing employees, increased commissions of approximately $1.7 million due to higher revenues and distributor commissions of $900,000 offset by lower trade show expenses.

     General and Administrative. General and administrative expenses consist primarily of the compensation of executive, finance, human resource and administrative personnel, legal and accounting services and an allocation of related facilities expenses. In the fiscal year ended January 31, 2009, general and administrative expenses of $21.0 million, or 10% of total revenues, increased 4% from $20.2 million, or 11% of total revenues, in the fiscal year ended January 31, 2008. General and administrative expenses increased approximately $800,000 due to higher general and administrative expenses at ODG of $600,000 primarily due to higher headcount, higher bad debt expense of $400,000, offset by lower accounting fees.

     Amortization of Intangibles. Amortization expense consists of the amortization of acquired intangible assets which are operating expenses and not considered costs of revenues. Amortization of intangible assets decreased from $3.0 million in the fiscal year ended January 31, 2008 to $1.6 million in the fiscal year ended January 31, 2009 due primarily to the sale of the Company’s equity investment in FilmFlex and the related intangible assets in fiscal 2008. Amortization is also based on the future economic value of the related intangible assets which is generally higher in earlier years of the assets’ lives. The table below classifies the amortization expense by its source category, sales and marketing or general and administrative expense.

	Year Ended
	January 31,
	2009	2008
	(in thousands)
Sales and marketing expense	$1,491	$2,842
General and administrative expense	84	110
Amortization expense	$1,575	$2,952

     An additional $350,000 and $490,000 of amortization expense related to acquired technology was charged to cost of sales for the years ended January 31, 2009 and 2008, respectively.

     Interest Income, net. Interest income, net was $2.1 million in the fiscal year ended January 31, 2009 and $2.0 million in the fiscal year ended January 31, 2008. The increase in interest income is primarily due to the increase in average cash balance in fiscal 2009 compared to fiscal 2008.

     Other Expense Income, net. With the exception of ODG, and its wholly-owned subsidiaries, the U.S. Dollar is the functional currency for our international subsidiaries, therefore all foreign currency translation gains and losses are included in Consolidated Statements of Operations. The increase in foreign exchange losses was a result of the increased strength of the USD against the foreign currencies held by our subsidiaries in the second half of fiscal 2009 compared to fiscal 2008. In light of the high proportion of our international businesses, we expect the risk of any adverse movements in foreign currency exchange rates could have an impact on our translated results within the Consolidated Statements of Operations.

     Gain on Sale of Investment in Affiliate. The gain of $10 million was the result the sale of our equity investment in FilmFlex during the fourth quarter of fiscal 2008.

     Equity Income in Earnings of Affiliates. Equity loss in earnings of affiliates was $800,000 in the fiscal year ended January 31, 2009 compared with $1.1 million in income for fiscal year-ended January 31, 2008. The equity income (loss) in earnings of affiliates consists of our proportionate ownership share of the net income (loss) under the equity method of accounting. For fiscal year 2009, the losses consisted of our 50% ownership share in our German joint venture, On Demand Deutschland GmbH & Co. KG. For fiscal 2008 (until December 2007, when we sold FilmFlex), the equity income in earnings of affiliates consisted of our proportionate ownership share of the earnings of FilmFlex and the losses of On Demand Deutschland GmbH & Co. KG.

     Income Tax (Provision)/Benefit. Our effective tax rate and income tax provision for fiscal 2009 was 5% and $600,000 respectively compared to an effective tax rate of 55% and $2.2 million respectively for the fiscal year ended January 31, 2008. The decrease in the effective tax rate was due to the reduction of our valuation allowance from the utilization in fiscal 2009 of a $1.4 million foreign tax credit attributable to the taxable gain from the sale of our equity investment in FilmFlex during fiscal 2008. In addition, the fiscal 2009 tax rate was also reduced for the entitlement and claim of the benefit for a refundable research and development credit of $300,000 as a result of the tax stimulus package passed by the U.S. Congress in 2008. For the fiscal year 2008, the income tax provision was primarily attributable to the taxable gains recorded for ODG’s transfer of assets to and the reimbursement of previously paid costs from On Demand Deutschland GmbH & Co. KG and to the sale of our equity investment in FilmFlex.

     At January 31, 2009 and 2008, we provided a valuation allowance for the full amount of net deferred tax assets due to the uncertainty of realization of those assets. We will continue to assess the need for the valuation allowance at each balance sheet date based on all available evidence. If we determine that we can realize some portion or all of the net deferred tax assets, the valuation allowance would be reversed and a corresponding increase in net income would be recognized during the period.

Fiscal Year Ended January 31, 2008 Compared to the Fiscal Year Ended January 31, 2007

     The following table sets forth summarized consolidated financial information for each of the two fiscal years ended January 31, 2008 and 2007.

	January 31,
	2008	2007
	(in thousands)
Revenues:
Products	$105,769	$95,000
Services	74,124	66,334
	179,893	161,334

Costs and expenses:
Cost of product revenues	52,464	48,334
Cost of service revenues	46,465	37,189
Research and development	42,699	40,917
Selling and marketing	23,073	22,383
General and administrative	20,240	18,873
Amortization of intangibles	2,952	5,664

Income (loss) from operations	(8,000)	(12,026)
Interest income, net	1,927	1,355
Other (expense) income, net	(43)	(320)
Impariment on investment in affiliate	-	(150)
Gain on sale of investment in affiliate	10,031	-
Income before income taxes and equity income in earnings of affiliates	3,915	(11,141)
Income tax expense	(2,156)	1,632
Equity (loss) income in earnings of affiliates, net of tax	1,143	1,272
Net income (loss)	$2,902	$(8,237)

Revenues

     The following table summarizes information about the Company’s reportable segments for each of the two fiscal years ended January 31, 2008 and 2007. Segment data for fiscal 2008 and 2007 are presented on a basis consistent with the fiscal 2009 data and the changed reporting data segment structure.

	Fiscal Year Ended
	January 31,
	2008	2007	%
	(in thousands, except percentage data)
Software revenues:
Products	$69,762	$58,672	19%
Services	43,507	41,714	4%
Total Software revenues	$113,269	$100,386	13%

Servers and Storage revenues:
Products	$36,007	$36,328	-1%
Services	12,990	11,752	11%
Total Servers and Storage revenues	$48,997	$48,080	2%

Media Services revenue:
Services	$17,627	$12,868	37%

Total consolidated revenue:
Products	$105,769	$95,000	11%
Services	74,124	66,334	12%
Total consolidated revenues	$179,893	$161,334	12%

     Product Revenues. Product revenues increased 11% to $105.8 million for the fiscal year ended January 31, 2008. Product revenues from the Software segment accounted for 66% and 62% of the total product revenues for fiscal year ended January 31, 2008 and 2007, respectively while the Servers and Storage segment accounted for 34% and 38% of total product revenues for fiscal year ended January 31, 2008 and 2007, respectively.

     Service Revenues. Our Services revenues increased 12% to $74.1 million for the fiscal year ended January 31, 2008. Services revenues for the Software segment accounted for 59% and 63% of the total Services revenue for fiscal year ended January 31, 2008 and 2007, respectively. Servers and Storage services revenue accounted for 18% of total services revenues for both fiscal years ended January 31, 2008 and 2007, respectively, while Media Services revenue accounted for 24% and 19% of total services revenues for the fiscal year ended January 31, 2008 and 2007, respectively.

For the fiscal year ended January 31, 2008, two customers each accounted for more than 10% and collectively accounted for 45% of our total revenues and these same two customers each accounted for more than 10% and collectively accounted for 53% of our total revenues for the year ended January 31, 2007.

International revenues accounted for approximately 38% and 33% of total revenues in the fiscal years ended January 31, 2008 and 2007, respectively. These orders were made primarily in United States dollars except for ODG which are primarily in GBP.

     Software Revenues. Revenues from our Software segment increased $12.9 million or 13% from the previous fiscal year. Of the $12.9 million increase year over year in software revenues, $11.1 million was due to increased products revenues and $1.8 million of services revenue. The year over year product revenue growth of $11.1 million was to due to increased advertising license revenues of $4.7 million, higher software development revenue of $4.7 million, and increased broadcast software revenue of $4.2 million offset by lower VOD software revenues. Increased Advertising product revenues of $4.7 million was driven primarily by the increased high definition advertising insertion requirements for North American-based cable, telephone and satellite customers. The increase in software development revenues of $4.7 million was derived primarily from our Comcast VOD Purchase Agreement and our Virgin Media middleware contract. The year over year increase of $4.2 million of Broadcast software revenues related primarily to significant orders from European and Asia-Pacific customers. The 4% increase in services revenue for the Software segment was primarily attributable to the year over year increase of product revenues and the related fees for training, installation, project management, product maintenance and technical support.

     Servers and Storage Revenues. Revenues from the Servers and Storage segment for the fiscal year ended January 31, 2008 increased $900,000 or 2% compared the previous fiscal year. The year over year increase was due the higher services revenues of $1.2 million due to a larger installed base of our VOD and broadcast server products offset partially by a $300,000 decrease in server product revenue. The decrease in server product revenue was $200,000 of VOD servers and $100,000 broadcast servers compared to the previous year.

     Media Services. Revenues from Media Services increased by 37% or $4.8 million year over year from higher content processing revenue from Virgin Media along with increased professional services revenue from new customers in Europe and Latin America.

     Product Gross Profit. Costs of product revenues increased to $52.5 million compared to $48.3 million in the fiscal year ended January 31, 2007 resulting in product gross profit of 50% of related revenues in fiscal year 2008 compared to 49% in fiscal 2007. The increase in product gross profit percentages between years is due mainly to a significant increase in Broadcast product gross profit percentage due to increased revenue and a favorable customer mix partially offset by significant expenses incurred in the second quarter of fiscal 2008 related to impaired assets and headcount reductions.

     Services Gross Profit. Costs of services revenues increased from $37.2 million in the fiscal year ended January 31, 2007 to $46.5 million in the fiscal year ended January 31, 2008. The decrease in service gross profit percentage to 37% from 44% was primarily due to headcount-related costs to service our increased installed base of systems, and additional headcount-related costs at ODG as it expanded its operations to Latin America and Europe.

     Software Gross Profit. Software segment gross margin of 51% was four points lower compared to the year ended January 31, 2007. The decrease in gross margins is due mainly to costs incurred during the second quarter of fiscal 2008 related to impaired assets and headcount reductions offset partially by increases in Broadcast software margins.

     Servers and Storage Gross Profit. Servers and Storage segment gross margin of 40% in the year ended January 31, 2008 was seven points higher than fiscal 2007 due to improvements of the margins for broadcast server revenue during fiscal year 2008 from a favorable customer mix.

     Media Services Gross Profit. Media Services segment gross margin of 17% in the year ended January 31, 2008 was 18 points lower than fiscal year 2007 due to increased headcount-related costs as ODG expanded its operations to Latin America and Europe.

     Research and Development. Research and development expenses increased from $40.9 million, or 25% of total revenues, in the fiscal year ended January 31, 2007 to $42.7 million, or 24% of total revenues, in the fiscal year ended January 31, 2008. The increase is primarily due to an increase in salaries and benefits of $3.5 million which includes employee severance expenses of $763,000 related to headcount reductions occurring in the second quarter of fiscal year ended January 31, 2008, higher performance based compensation, and lower absorption of engineering expenses for customer software development. The increase was offset by decreases in research and development materials cost of $827,000, a decrease in sabbatical expense of $400,000, and contract labor of $440,000.

     Selling and Marketing. Selling and marketing expenses increased 3% from $22.4 million or 14% of total revenues in the fiscal year ended January 31, 2007 to $23.1 million, or 13% of total revenues, in the fiscal year ended January 31, 2008. Selling and marketing expenses as a percentage of revenues are relatively flat year over year. This increase in total expenses is primarily due to $940,000 in increased salaries and benefits attributable to the hiring of additional sales and marketing employees, increased commissions of approximately $1.0 million due to higher revenues offset by lower distributor commissions of $400,000 and lower tradeshow expenses of $450,000.

     General and Administrative. In the fiscal year ended January 31, 2008, general and administrative expenses of $20.2 million, or 11% of total revenues, increased from $18.9 million, or 12% of total revenues, in the fiscal year ended January 31, 2007. General and administrative expenses as a percentage of revenues are relatively flat year over year. General and administrative expenses increased due primarily to increased headcount related expenses of $1.8 million and $1.0 million of performance-based compensation offset by lower general and administrative expenses at ODG.

     Amortization of Intangibles. Amortization of intangible assets was $3.0 million in the fiscal year ended January 31, 2008 and $5.7 million in the fiscal year ended January 31, 2007. Amortization is based on the future economic value of the related intangible assets which is generally higher in earlier years of the assets’ lives. The sale of the Company’s equity investment in FilmFlex and the related intangible assets also contributed to the decrease in amortization expense from the fiscal year ended January 31, 2008 compared to the year ended January 31, 2007. The table below classifies the amortization expense by its source category, sales and marketing or general and administrative expense.

	Year Ended
	January 31,
	2008	2007
	(in thousands)
Sales and marketing expense	$2,842	$5,446
General and administrative expense	110	218
Amortization expense	$2,952	$5,664

An additional $490,000 and $643,000 of amortization expense related to acquired technology was charged to cost of sales for the years ended January 31, 2008 and 2007, respectively.

     Interest Income, net. Interest income was $2.0 million in the fiscal year ended January 31, 2008 and $1.4 million in the fiscal year ended January 31, 2007. The increase in interest income in comparison to the year ended January 31, 2007 is primarily due to higher prevailing interest rates on our marketable securities invested and the increase of our cash and marketable securities as a result of the sale of the Company’s equity investment in FilmFlex during the fiscal year ended January 31, 2008.

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

     Income Tax (Provision)/Benefit. Our effective tax rate and income tax provision for fiscal 2008 was 55% and $2.2 million respectively compared to an income tax benefit of 15% and $1.6 million respectively for the fiscal year ended January 31, 2007. For the fiscal year 2008, the income tax provision was primarily attributable to the taxable gains recorded in the first quarter of fiscal 2008 for ODG’s transfer of assets to and the reimbursement of previously paid costs from On Demand Deutschland GmbH & Co. KG and to the sale of our equity investment in FilmFlex.

Liquidity and Capital Resources

     Historically, we have financed our operations and capital expenditures primarily with the proceeds from sales of our common stock and cash flows generated from operations. During fiscal 2009, cash and marketable securities decreased by $3.6 million from $87.9 million at January 31, 2008 to $84.3 million at January 31, 2009, largely due to cash used for repurchasing our common stock, purchase of a facility in the U.K., and the acquisition of Mobix Interactive offset by cash provided by operations. Working capital increased $1.2 million to $89.5 million at January 31, 2009 from $88.3 million at January 31, 2008. We believe that existing funds combined with available borrowings under our revolving line of credit and cash provided by future operating activities are adequate to satisfy our working capital, potential acquisitions, capital expenditure requirements and other contractual obligations for the foreseeable future, including at least the next 24 months.

     Our operating activities provided net cash of $21.7 million. Cash provided by operating activities was the result of the net income of $10.0 million and non-cash charges of $15.8 million which was primarily from depreciation and amortization, stock-based based compensation, charges for inventory valuation and accounts receivable allowance. These amounts were offset by increases to inventory, accounts receivable deferred revenues and lower accounts payable. The increase in accounts receivable and deferred revenue was related to our annual maintenance renewals that occurred on January 1, 2009.

     Our investing activities used $15.0 million primarily due to cash payments aggregating $3.2 million, net of cash acquired, for our November 19, 2008 acquisition of Mobix Interactive and related $1.5 million deposited in escrow, the purchase of our facility in the U.K. and related equipment and improvements for the new facility of $8.6 million, and other capital expenditures of $4.3 million. These amounts were offset by $2.7 million of net sales and maturities of marketable securities during the fiscal year.

     Our financing activities used $3.2 million primarily due to the purchase of common stock under the share repurchase program which was partially offset by proceeds from the issuance of common stock for the exercise of employee stock options and the employee stock purchase plan.

Debt Instruments and Related Covenants

     On October 31, 2008, RBS Citizens (a subsidiary of the Royal Bank of Scotland Group plc) extended our $15.0 million revolving line of credit from October 31, 2008 through October 31, 2010. Loans made under this revolving line of credit bear interest at a rate per annum equal to the bank’s prime rate. Borrowings under this line of credit are collateralized by substantially all of our assets. The loan agreement requires that we provide RBS Citizens with certain periodic financial reports and comply with certain financial ratios including a minimum level of earnings before interest, taxes and depreciation and amortization on a trailing twelve month basis. As of January 31, 2009, we were in compliance with the financial covenants and there were no amounts outstanding under the revolving line of credit.

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

Contractual Obligations

     The following table reflects our current and contingent contractual obligations to make potential future payments as of January 31, 2009 (in thousands):

	Payment due by period
		Less than one	One to three	Three to five	More than five
	Total	year	years	years	years
	(in thousands)
Purchase obligations	$7,814	$7,814	$-	$-	$-
Non-cancelable lease obligations	6,166	2,575	2,654	624	313
Total	$13,980	$10,389	$2,654	$624	$313

     The purchase obligations include open, non-cancelable purchase commitments from our suppliers.

     The Company has excluded from the table above uncertain tax liabilities as defined in FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48) due to the uncertainty of the amount and period of payment. As of January 31, 2009, the Company has gross unrecognized tax benefits of $6.3 million.

     On February 27, 2007, ODG, a wholly-owned subsidiary of SeaChange, entered into an agreement with Tele-Munchen Fernseh GmbH & Co. Produktionsgesellschaft (TMG) to create a joint venture named On Demand Deutschland GmbH & Co. KG. The related Shareholder’s Agreement requires ODG to provide cash contributions up to $4.2 million (USD equivalent) upon the request of the joint venture’s management and approval by the shareholders of the joint venture.

     On June 3, 2008 ODG purchased a 9,000 square foot facility in London, UK to be used as office space for ODG personnel as well as housing content preparation activities. The Company is in the process of building out the facility and estimates it will incur costs of approximately GBP 1.6 million ($2.3 million equivalent) to complete this build out.

     On November 19, 2008, ODG entered into a Share Purchase Agreement (the “Share Purchase Agreement”) providing for the purchase by ODG of all the outstanding capital stock (the “Mobix Shares”) of Mobix Interactive Limited (“Mobix”). Mobix is a London, England based company that provides software and content services related to the deployment of mobile video services for wireless network operators. At the closing, ODG paid the shareholders of Mobix approximately £2 million (approximately $3 million USD) in cash for the Mobix Shares, with an additional £1 million (approximately $1.5 million USD) deposited in escrow to be released on the later of May 19, 2009 and the date certain performance goals have been satisfied, with the amount of the escrow being subject to reduction should there have been a breach of the representations, warranties, covenants and agreements contained in the Share Purchase Agreement. Subsequent to fiscal 2009, on March 16, 2009 ODG released £500,000 (approximately $700,000 USD) cash from restricted to the shareholders of Mobix upon meeting its first performance goal.

     In addition, under the earnout provisions in the Share Purchase Agreement, if Mobix meets certain performance goals, over the next three year period ending November 19, 2011 primarily related to the financial performance of Mobix, SeaChange will be obligated to make additional cash payments aggregating £8.3 million (approximately $12.4 million USD). The contingent consideration will be reduced or increased based upon Mobix’s actual performance relative to the performance goals. Any payout of contingent consideration will be recorded as additional goodwill.

     We are occasionally required to post letters of credit, issued by a financial institution, to secure certain sales contracts. Letters of credit generally authorize the financial institution to make a payment to the beneficiary upon the satisfaction of a certain event or the failure to satisfy an obligation. The letters of credit are generally posted for one-year terms and are usually automatically renewed upon maturity until such time as we have satisfied the commitment secured by the letter of credit. We are obligated to reimburse the issuer only if the beneficiary collects on the letter of credit. We believe that it is unlikely we will be required to fund a claim under our outstanding letters of credit. As of January 31, 2009, the full amount of the letters of credit of $833,000 was supported by our credit facility.

     On March 11, 2009, SeaChange International’s Board of Directors authorized through January 31, 2010, the repurchase of up to $20.0 million of its common stock, par value $.01 per share, through a share repurchase program. As authorized by the program, shares may be purchased in the open market or through privately negotiated transactions, in a manner consistent with applicable securities laws and regulations, including pursuant to a Rule 10b5-1 plan maintained by the Company. This stock repurchase program does not obligate the Company to acquire any specific number of shares and may be suspended or discontinued at any time. All repurchases are expected to be funded from the Company’s current cash and investments balances. The timing and amount of the shares to be repurchased will be based on market conditions and other factors, including price, corporate and regulatory requirements and alternative investment opportunities.

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

     In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 160 Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51 (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. The guidance will become effective as of the beginning of the Company’s fiscal year beginning after December 15, 2008. SFAS 160 is effective for the Company beginning February 1, 2009. The Company does not expect the adoption of SFAS 160 to have a material impact on its results of operations and financial position.

     In March 2008, the FASB issued FASB Statement No. 161 (“SFAS 161”), Disclosures about Derivative Instruments and Hedging Activities. SFAS 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company does not currently have any derivative instruments or hedging activities. The Company does not expect the adoption of SFAS 161 to have a material impact on its results of operations and financial position.

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

     On April 25, 2008, the FASB issued FASB Staff Position (“FSP”) FAS 142-3, Determination of the Useful Life of Intangible Assets , which revises the factors that an entity should consider to develop renewal or extension assumptions used in determining the useful life of a recognized intangible asset. The FSP amends paragraph 11(d) of SFAS 142. The FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008 (February 1, 2009, for the Company) and for interim periods within those fiscal years. Early adoption is prohibited. Entities should apply the FSP’s guidance in determining the useful life of an intangible asset prospectively to recognized intangible assets acquired after the FSP’s effective date. However, once effective, the FSP’s disclosure requirements apply prospectively to all recognized intangible assets, including those acquired before the FSP’s effective date. The Company is currently assessing the impact that FAS 142-3 may have on its results of operations and financial position.

Impact of Recently Adopted Accounting Pronouncements

     In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurement (“SFAS 157”). SFAS 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. Under SFAS 157, fair value measurements would be separately disclosed by level within the fair value hierarchy. The provisions of SFAS 157, as issued, are effective for the fiscal years beginning after November 15, 2007. However, in February 2008, the FASB issued FASB Staff Position No. 157-2, Effective Date of FASB Statement No. 157 (“FSP 157-2”) that amended SFAS 157 to delay the effective date for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (that is, at least annually). FSP 157-2 defers the effective date of SFAS 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope. The Company adopted the required provisions of SFAS as of February 1, 2008 and had no material impact upon the Company’s results of operations and financial position.

     In October 2008, the FASB issued FASB Staff Position No. FAS 157-3, “Determining the Fair Value of a Financial Asset in a Market That Is Not Active” (FSP 157-3), which clarifies the application of SFAS 157 when the market for a financial asset is inactive. Specifically, FSP 157-3 clarifies how (1) management’s internal assumptions should be considered in measuring fair value when observable data are not present, (2) observable market information from an inactive market should be taken into account, and (3) the use of broker quotes or pricing services should be considered in assessing the relevance of observable and unobservable data to measure fair value. The guidance in FSP 157-3 was effective during the Company’s third fiscal quarter, and had no material impact upon the Company’s results of operations and financial position upon adoption.

In December 2008, the FASB issued FASB Staff Position No. FAS 140-4 and FIN46(R)-8, Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities (FSP FAS 140-4 and FIN 46(R)-8). FSP FAS 140-4 and FIN 46(R)-8 amends both FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, a replacement of FASB Statement No. 125, and FASB Interpretation No. 46(R), Consolidation of Variable Interest Entities (revised December 2003) an interpretation of ARB No. 51, to require public entities to provide additional disclosures about transfers of financial assets and about their involvement with variable interest entities. The Company does not anticipate that the adoption of this statement in fiscal 2010 will have a material impact on its consolidated financial statement footnote disclosures. This FSP was effective for financial statements issued after December 15, 2008. Adoption of FSP 140-4 and FIN 46(R)-8 affects disclosures only and therefore, had no impact on our consolidated financial statements.

ITEM 7A. Quantitative and Qualitative Disclosures about Market Risk

     We face exposure to financial market risks, including adverse movements in foreign currency exchange rates and changes in interest rates. These exposures may change over time as business practices evolve and could have a material adverse impact on our financial results. Our foreign currency exchange exposure is primarily associated with product sales arrangements, European and Asian repatriation or settlement of intercompany payables and receivables among subsidiaries and its parent company, and/or investment/equity contingency considerations denominated in the local currency where the functional currency of the foreign subsidiary is the U.S. dollar. Substantially all of our international product sales are payable in United States Dollars (USD) or in the case of our ODG, and its wholly-owned subsidiaries, have operations service sales, payable in GBP, and provide a natural hedge for receipts and local payments. In light of the high proportion of our international businesses, we expect the risk of any adverse movements in foreign currency exchange rates could have an impact on our translated results within the Combined Statements of Financial Position and Operations. For the fiscal year ended January 31, 2009, the Company’s ODG operations in the United Kingdom generated a foreign currency translation loss of $12.0 million which was recorded as accumulated other comprehensive loss reducing the Company’s equity section of the balance sheet over the prior period.

     The carrying amounts reflected in the consolidated balance sheet of cash and cash equivalents, short-term marketable securities, trade receivables and trade payables approximate fair value at January 31, 2009 due to the short maturities of these instruments. We maintain investment portfolio holdings of various issuers, types, and maturities. Our cash and marketable securities include cash equivalents, which we consider to be investments purchased with original maturities of three months or less. Given the short maturities and investment grade quality of the portfolio holdings at January 31, 2009, a sharp rise in interest rates should not have a material adverse impact on the fair value of our investment portfolio. Additionally, our long term marketable investments, have fixed interest rates, and therefore are not subject to any interest rate exposure.

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

     Our management assessed the effectiveness of our internal control over financial reporting as of January 31, 2009. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on our assessment, management concluded that, as of January 31, 2009, our internal control over financial reporting was effective based on those criteria.

     The effectiveness of our internal control over financial reporting as of January 31, 2009 has been audited by Grant Thornton LLP, our independent registered public accounting firm, as stated in their report which is included under Item 9A(D) of this Annual Report.

(C) Changes in Internal Control over Financial Reporting

     As a result of the evaluation completed by management, and in which Messrs. Styslinger and Bisson participated, we have concluded that there were no changes during the fiscal quarter ended January 31, 2009 in our internal control over financial reporting, which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

(D) Audit Report of the Registered Public Accounting Firm

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of SeaChange International, Inc.

We have audited SeaChange International, Inc.’s (a Delaware Corporation) internal control over financial reporting as of January 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). SeaChange International, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on SeaChange International, Inc.’s internal control over financial reporting based on our audit.

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

In our opinion, SeaChange International, Inc. maintained, in all material respects, effective internal control over financial reporting as of January 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of SeaChange International, Inc. as of January 31, 2009 and 2008, and the related consolidated statement of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the three years in the period ended January 31, 2009 and our report dated April 14, 2009 expressed an unqualified opinion.

/s/ Grant Thornton LLP

Boston, Massachusetts
April 14, 2009

ITEM 9B. Other Information

     None.

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance

     Information concerning the directors of SeaChange is hereby incorporated by reference from the information contained under the heading “Election of Directors” in SeaChange’s definitive proxy statement related to SeaChange’s Annual Meeting of Stockholders to be held on or about July 15, 2009 which will be filed with the Commission within 120 days after the close of the fiscal year (the “Definitive Proxy Statement”).

     Certain information concerning directors and executive officers of SeaChange is hereby incorporated by reference to the information contained under the headings “Information Concerning Executive Officers”, and “Section 16(a) Beneficial Ownership Reporting Compliance”, “Availability of Corporate Governance Documents” and “Audit Committee” in our Definitive Proxy Statement.

ITEM 11. Executive Compensation

     Information concerning executive compensation is hereby incorporated by reference to the information contained under the headings “Compensation Discussion and Analysis” and “Compensation of Directors” in the Definitive Proxy Statement.

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

PART IV

ITEM 15. Exhibits and Financial Statement Schedules.

(a)(1) INDEX TO THE CONSOLIDATED FINANCIAL STATEMENTS

     The following Consolidated Financial Statements of the Registrant are filed as part of this Annual Report on Form 10-K:

(a)(2) INDEX TO FINANCIAL STATEMENT SCHEDULE

     The following Financial Statement Schedule of the Registrant is filed as part of this report:

Page
Schedule II—Valuation and Qualifying Accounts and Reserves	83

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

Dated: April 14, 2009

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

Signature	Title(s)	Date

/s/ WILLIAM C. STYSLINGER, III	Chief Executive Officer, Chairman	April 14, 2009
William C. Styslinger, III	of the Board and Director (Principal
Executive Officer)

/s/ KEVIN M. BISSON	Chief Financial Officer, Senior Vice	April 14, 2009
Kevin M. Bisson	President, Finance and Administration,
Treasurer and Secretary (Principal Financial
and Accounting Officer)

/s/ MARY PALERMO COTTON	Director	April 14, 2009
Mary Palermo Cotton

/s/ THOMAS F. OLSON	Director	April 14, 2009
Thomas F. Olson

/s/ CARLO SALVATORI	Director	April 14, 2009
Carlo Salvatori

/s/ CARMINE VONA	Director	April 14, 2009
Carmine Vona

EXHIBIT INDEX

Exhibit No.	Description
2.1	Share Purchase Agreement relating to the sale and purchase of the whole issued and to be issued share capital of Mobix Interactive Capital, dated as of November 14, 2008, by and among On Demand Group Limited and the other parties set forth on the signature pages thereto (filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K previously filed November 25, 2008 with the Commission (File No. 000-21393) and incorporated herein by reference).

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

10.17

Amendment No. 14, dated as of October 31, 2008, between the Company and RBS Citizens, to that certain Loan and Security Agreement, dated as of October 22, 2001, by and between the Company and RBS Citizens (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q previously filed December 8, 2008 with the Commission (File No. 000-21393) and incorporated herein by reference).

10.18

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

10.26

Amendment, dated as of December 18, 2008, to Change-in-Control Severance Agreements by and between SeaChange International, Inc. and each of Messrs. Goldfarb, Mann and Styslinger (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K previously filed December 23, 2008 with the Commission (File No. 000-1) and incorporated herein by reference).

10.27

Amendment, dated as of December 18, 2008, to Change-in-Control Severance Agreements by and between SeaChange International, Inc. and each of Messrs. Bisson and Davi and Ms. Kanouff (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K previously filed December 23, 2008 with the Commission (File No. 000-1) and incorporated herein by reference).

Exhibit No.	Description
10.28

Executive Services Agreement, dated as of September 23, 2005, by and between On Demand Management Limited and Andrew Birchall (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K previously filed September 29, 2005 with the Commission (File No. 000-21393) and incorporated herein by reference).

10.29

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

10.31

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
____________________

*	Provided herewith.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of SeaChange International, Inc.

We have audited the accompanying consolidated balance sheets of SeaChange International, Inc. and subsidiaries (a Delaware corporation) (collectively the “Company”) as of January 31, 2009 and 2008, and the related consolidated statements of operations, stockholders' equity and comprehensive income (loss), and cash flows for each of the three years in the period ended January 31, 2009. Our audits of the basic financial statements included the financial statement schedule listed in the index appearing under Item 15 (a) (2). These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of SeaChange International, Inc. and subsidiaries as of January 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended January 31, 2009, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), SeaChange International, Inc.’s internal control over financial reporting as of January 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated April 14, 2009 expressed an unqualified opinion thereon.

/s/ Grant Thornton LLP
Boston, Massachusetts
April 14, 2009

SEACHANGE INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEET
(in thousands, except share data)
	January 31,	January 31,
	2009	2008
Assets
Current assets:
Cash and cash equivalents	$62,458	$63,359
Restricted cash	1,431	—
Marketable securities	9,447	19,266
Accounts receivable, net of allowance for doubtful accounts of $853 and $663, respectively	41,513	28,376
Income taxes receivable	771	44
Unbilled receivables	4,595	7,367
Inventories, net	17,251	14,315
Prepaid expenses and other current assets	3,348	2,612
Total current assets	140,814	135,339
Property and equipment, net	35,217	28,066
Marketable securities, long-term	12,415	5,272
Investments in affiliates	13,043	12,668
Intangible assets, net	4,621	6,809
Goodwill	27,422	29,471
Other assets	451	271
Total assets	$233,983	$217,896
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$11,951	$9,636
Income taxes payable	519	1,625
Other accrued expenses	10,592	17,480
Customer deposits	1,966	1,259
Deferred revenues	26,237	16,995
Total current liabilities	51,265	46,995
Deferred revenue, long-term	6,737	2,108
Distribution and losses in excess of investment	1,745	1,458
Deferred tax liabilities and taxes payable, long-term	2,000	1,933
Total liabilities	61,747	52,494

Commitments and contingencies (Note 10)
Stockholders Equity:
Convertible preferred stock, $0.01 par value, 5,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.01 par value;100,000,000 shares authorized; 31,822,838 and
29,944,095 shares issued; 30,949,457 and 29,904,311 shares outstanding, respectively	318	299
Additional paid-in capital	206,411	191,627
Treasury stock, at cost 873,381 and 39,784 common shares , respectively	(5,989)	—
Accumulated deficit	(18,773)	(28,747)
Accumulated other comprehensive (loss) income	(9,731)	2,223
Total stockholders’ equity	172,236	165,402
Total liabilities and stockholders’ equity	$233,983	$217,896

The accompanying notes are an integral part of these consolidated financial statements.

SEACHANGE INTERNATIONAL, INC.
CONSOLIDATED STATEMENT OF OPERATIONS
(in thousands, except per share data)
	Fiscal Year ended January 31,
	2009	2008	2007
Revenues:
Products	$117,372	$105,769	95,000
Services	84,464	74,124	66,334
	201,836	179,893	161,334
Cost of revenues:
Products	46,533	52,464	48,334
Services	52,007	46,465	37,189
	98,540	98,929	85,523
Gross profit	103,296	80,964	75,811
Operating expenses:
Research and development	43,042	42,699	40,917
Selling and marketing	27,506	23,073	22,383
General and administrative	20,979	20,240	18,873
Amortization of intangibles	1,575	2,952	5,664
	93,102	88,964	87,837
Income (loss) from operations	10,194	(8,000)	(12,026)
Interest income	2,107	1,981	1,451
Interest expense	(57)	(54)	(96)
Other (expense) income, net	(925)	(43)	(320)
Impairment on investment in affiliate	-	-	(150)
Gain on sale of investment in affiliate	-	10,031	-
Income (loss) before income taxes and equity (loss) income in earnings of affiliates	11,319	3,915	(11,141)
Income tax (expense) benefit	(575)	(2,156)	1,632
Equity (loss) income in earnings of affiliates, net of tax	(770)	1,143	1,272
Net income (loss)	$9,974	$2,902	$(8,237)
Earnings (loss) per Share:
Basic income (loss) per share	$0.32	$0.10	$(0.29)
Diluted income (loss) per share	$0.32	$0.10	$(0.29)
Weighted average common shares outstanding:
Basic	30,724	29,634	28,857
Diluted	31,192	30,000	28,857

The accompanying notes are an integral part of these consolidated financial statements.

SEACHANGE INTERNATIONAL, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)
(in thousands, except share data)

						Accumulated
	Common Stock				Deferred	other	Treasury Stock		Total
	Number of	Par	Additional	Accumulated	stock-based	comprehensive	Number of		Stockholders'	Comprehensive
	shares	value	paid-in capital	deficit	compensation	income (loss)	shares	Amount	Equity	income (loss)
Balance at January 31, 2006	28,491,714	$285	$177,013	$(22,187)	$(775)	$(592)	(39,784)	$-	$153,744
Issuance of common stock
pursuant to exercise of
stock options	266,074	2	1,587	-	-	-	-	-	1,589
Issuance of common stock
in connection with the
employee stock purchase plan	250,082	2	1,354	-	-	-	-	-	1,356
Issuance of common stock
pursuant to vesting of
restricted stock units	35,657	-	-	-	-	-	-	-	-
Issuance of common stock
pursuant to second earnout
for ODG acquisition (Note 8)	341,360	4	2,283	-	-	-	-	-	2,287
Stock-based compensation expense	-	-	3,514	-	-	-	-	-	3,514
Change in fair value on
marketable securities,
net of tax	-	-	-	-	-	254	-	-	254	$254
Translation adjustment	-	-	-	-	-	1,913	-	-	1,913	1,913
Net loss	-	-	-	(8,237)	-	-	-	-	(8,237)	(8,237)
Reversal of unearned
compensation upon
adoption of SFAS 123R	-	-	(775)	-	775	-	-	-	-
Cumulative effect of adjustment
based on the adoption of
EITF 06-02	-	-	-	(769)	-	-	-	-	(769)
Cumulative effect of adjustment
based on the adoption of
FIN 48	-	-	-	(456)	-	-	-	-	(456)
Comprehensive loss										$(6,070)
Balance January 31, 2007	29,384,887	293	184,976	(31,649)	-	1,575	(39,784)	-	155,195
Issuance of common stock
pursuant to exercise of
stock options	189,623	2	1,120	-	-	-	-	-	1,122
Issuance of common stock
in connection with the
employee stock purchase plan	245,535	3	1,554	-	-	-	-	-	1,557
Issuance of common stock
pursuant to vesting of
restricted stock units	124,050	1	(1)	-	-	-	-	-	-
Stock-based compensation expense	-	-	3,978	-	-	-	-	-	3,978
Change in fair value on
marketable securities,
net of tax	-	-	-	-	-	449	-	-	449	$449
Translation adjustment	-	-	-	-	-	199	-	-	199	199
Net income	-	-	-	2,902	-	-	-	-	2,902	2,902
Comprehensive income										$3,550
Balance at January 31, 2008	29,944,095	299	191,627	(28,747)	-	2,223	(39,784)	-	165,402
Issuance of common stock
pursuant to exercise of
stock options	223,006	2	1,176	-	-	-	-	-	1,178
Issuance of common stock
in connection with the
employee stock purchase plan	236,707	3	1,560	-	-	-	-	-	1,563
Issuance of common stock
pursuant to vesting of
restricted stock units	287,642	3	-	-	-	-	-	-	3
Issuance of common stock
pursuant to third earnout
for ODG acquisition	1,131,388	11	8,094	-	-	-	-	-	8,105
Stock-based compensation expense	-	-	3,954	-	-	-	-	-	3,954
Purchase of treasury shares							(833,597)	(5,989)	(5,989)
Change in fair value on
marketable securities,
net of tax	-	-	-	-	-	23	-	-	23	$23
Translation adjustment	-	-	-	-	-	(11,977)	-	-	(11,977)	(11,977)
Net income	-	-	-	9,974	-	-	-	-	9,974	9,974
Comprehensive loss										$(1,980)
Balance at January 31, 2009	31,822,838	$318	$206,411	$(18,773)	$-	$(9,731)	(873,381)	$(5,989)	$172,236

The accompanying notes are an integral part of these consolidated financial statements.

SEACHANGE INTERNATIONAL, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(in thousands)
	Year ended January 31,
	2009	2008	2007
Cash flows from operating activities:
Net income (loss)	$9,974	$2,902	$(8,237)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	7,216	7,892	7,799
Amortization of intangibles and capitalized software	2,025	4,205	6,655
Impairment of capitalized software	-	4,056	-
Inventory valuation charge	1,085	2,130	1,057
Provision for doubtful accounts receivable	761	486	403
Discounts earned and amortization of premiums on marketable securities	22	(14)	(1)
Equity loss (income) in earnings of affiliates	770	(1,143)	(1,273)
Gain on sale of investment in affiliate	-	(10,031)	-
Impairment on investment in affiliates	-	-	150
Stock-based compensation expense	3,954	3,978	3,514
Deferred income taxes	(124)	(1,021)	(493)
Changes in operating assets and liabilities:
Accounts receivable	(15,524)	54	1,056
Unbilled receivables	2,772	(1,805)	(1,199)
Inventories	(7,509)	2,981	(4,652)
Income taxes receivable	(727)	365	2,372
Prepaid expenses and other assets	(781)	182	1,293
Accounts payable	2,672	(355)	(67)
Income taxes payable	(661)	2,517	(1,950)
Accrued expenses	992	2,051	243
Accrued litigation reserve	-	-	(7,986)
Customer deposits	707	(757)	(154)
Deferred revenues	13,946	(2,705)	1,623
Other	92	104	335
Net cash provided by operating activities	21,662	16,072	488
Cash flows from investing activities:
Purchases of property and equipment	(12,948)	(5,768)	(7,079)
Proceeds from sale of property and equipment	-	468	-
Purchases of marketable securities	(57,063)	(32,109)	(32,267)
Proceeds from sale and maturity of marketable securities	59,740	32,150	47,692
Acquisition of businesses and payment of contingent consideration, net of cash acquired	(3,204)	(154)	(3,045)
Capital distribution from investment in affiliate	-	880	-
Proceeds from sale of investment in affiliate	-	18,187	-
(Deposit) release of restricted cash	(1,500)	-	500
Investments in affiliates	(43)	-	-
Net cash (used in) provided by investing activities	(15,018)	13,654	5,801
Cash flows from financing activities:
Purchase of treasury stock	(5,989)	-	-
Proceeds from issuance of common stock relating to the stock plans	2,743	2,679	2,947
Net cash (used in) provided by financing activities	(3,246)	2,679	2,947
Effect of exchange rates on cash	(4,299)	(225)	349
Net (decrease) increase in cash and cash equivalents	(901)	32,180	9,585
Cash and cash equivalents, beginning of period	63,359	31,179	21,594
Cash and cash equivalents, end of period	$62,458	$63,359	$31,179
Supplemental disclosure of cash flow information:
Income taxes paid	$1,267	$709	$1,846
Interest paid	38	43	96
Supplemental disclosure of non-cash activities:
Transfer of items originally classified as inventories to equipment	3,488	1,589	4,167
Issuance of equity for ODG contingent consideration	8,105	-	2,287
Conversion of accounts receivable to equity related to investment in affiliate	332	-	407

The accompanying notes are an integral part of these consolidated financial statements.

SEACHANGE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Nature of Business

     SeaChange International, Inc. (“SeaChange” or “the Company”), headquartered in Acton, Massachusetts, is a leading developer, manufacturer and marketer of digital video systems and services including the aggregation, licensing, storage, management and distribution of video, television programming, and advertising content to cable system operators, telecommunications companies and broadcast television companies.

2. Summary of Significant Accounting Policies

     Significant accounting policies followed in the preparation of the accompanying consolidated financial statements are as follows:

   Use of Estimates

     The preparation of these financial statements in conformity with accounting principles generally accepted in the United States of America requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and disclosure of contingent assets and liabilities. On an ongoing basis, management evaluates these estimates and judgments, including those related to revenue recognition, valuation of inventory and accounts receivable, valuation of investments and income taxes, stock-based compensation, goodwill, intangible assets and related amortization. The Company bases these estimates on historical and anticipated results and trends and on various other assumptions that the Company believes are reasonable under the circumstances, including assumptions as to future events. These estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. By their nature, estimates are subject to an inherent degree of uncertainty. Actual results may differ from management’s estimates.

   Principles of Consolidation

     The Company consolidates the financial statements of its wholly-owned subsidiaries and all intercompany accounts are eliminated in consolidation. SeaChange also holds minority investments in the capital stock of certain private companies having product offerings or customer relationships that have strategic importance. The Company evaluates its equity and debt investments and other contractual relationships with affiliate companies in order to determine whether the guidelines of FASB Interpretation (“FIN”) No. 46, Consolidation of Variable Interest Entities( “FIN 46R”), as revised under FIN 46R should be applied in the financial statements. FIN 46R addresses consolidation by business enterprises of variable interest entities that possess certain characteristics. A variable interest entity (“VIE”) is defined as an entity in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support. The primary beneficiary is required to consolidate the financial position and results of the VIE. The Company has concluded that it is not the primary beneficiary for any variable interest entities during the fiscal year ended January 31, 2009.

     The Company’s investments in affiliates include investments accounted for under the cost method and the equity method of accounting. The investments that represent less than a 20% ownership interest of the common shares of the affiliate are carried at cost. Under the equity method of accounting, which generally applies to investments that represent 20% to 50% ownership of the common shares of the affiliate, SeaChange’s proportionate ownership share of the earnings or losses of the affiliate are included in equity income in earnings of affiliates in equity income (loss) in earnings of affiliates in the consolidated statement of operations.

     The Company periodically review indicators of the fair value of our investments in affiliates in order to assess whether available facts or circumstances, both internally and externally, may suggest an other than temporary decline in the value of the investment. The carrying value of an investment in an affiliate may be affected by the affiliate’s ability to obtain adequate funding and execute its business plans, general market conditions, industry considerations specific to the affiliate’s business, and other factors. The inability of an affiliate to obtain future funding or successfully execute its business plan could adversely affect our equity earnings of the affiliate in the periods affected by those events. Future adverse changes in market conditions or poor operating results of the affiliates could result in equity losses or an inability to recover the carrying value of the investments in affiliates that may not be reflected in an investment’s current carrying value, thereby possibly requiring an impairment charge in the future. We record an impairment charge when we believe an investment has experienced a decline in value that is other-than-temporary.

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

     While such credit losses have historically been within our expectations and the allowances established, the Company cannot guarantee that we will continue to experience the same credit loss rates that we have in the past. If the financial condition of our customers were to change, additional allowances may be required or established allowances may be considered unnecessary. Judgment is required in making these determinations and our failure to accurately estimate the losses for doubtful accounts and ensure that payments are received on a timely basis could have a material adverse effect on our business, financial condition and results of operations.

     Any taxes assessed by a governmental authority related to revenue-producing transactions (e.g. sales or value-added taxes) are reported on a net basis and excluded from revenues.

   Concentration of Credit Risk

     Financial instruments which potentially expose SeaChange to concentrations of credit risk include cash equivalents, investments in treasury bills, certificates of deposits and commercial paper, auction rate securities, trade accounts receivable, accounts payable and accrued liabilities. The Company restricts its cash equivalents and investments in marketable securities to repurchase agreements with major banks and U.S. government and corporate securities which are subject to minimal credit and market risk. For trade accounts receivable, SeaChange evaluates customers’ financial condition, requires advance payments from certain of its customers and maintains reserves for potential credit losses. At January 31, 2009 and 2008, SeaChange had an allowance for doubtful accounts of $853,000 and $663,000, respectively, to provide for potential credit losses. Such losses have not exceeded management’s expectations to date.

     The following table summarizes revenues by significant customer where such revenue exceeded 10% of total revenues of the fiscal year.

	Year ended January 31,
	2009	2008	2007
Customer A	31%	32%	37%
Customer B	12%	13%	16%

     At January 31, 2009, two separate customers accounted for 27% and 14%, respectively, of SeaChange’s gross accounts receivable balance. At January 31, 2008, the same two separate customers accounted for 23% and 18%, respectively, of SeaChange’s gross accounts receivable balance.

   Cash Equivalents and Marketable Securities

     SeaChange accounts for investments in accordance with SFAS, No. 115, Accounting for Certain Investment in Debt and Equity Securities (“SFAS 115”). The Company determines the appropriate classification of debt securities at the time of purchase and reevaluates such designation as of each balance sheet date. SeaChange’s investment portfolio consists of money market funds, corporate debt investments, asset-backed securities, government-sponsored enterprises, and state and municipal obligations. All highly liquid investments with an original maturity of three months or less when purchased are considered to be cash equivalents. All cash equivalents are carried at cost, which approximates fair value. SeaChange’s marketable securities are classified as available-for-sale and are reported at fair value with unrealized gains and losses, net of tax, reported in stockholders’ equity as a component of accumulated other comprehensive income or loss. The amortization of premiums and accretions of discounts to maturity are computed under the effective interest method and is included in interest income. Interest on securities is recorded as earned and is also included in interest income. Any realized gains or losses would be shown in the accompanying consolidated statements of operations in other income or expense.

     The Company evaluates its investments on a regular basis to determine whether an other-than-temporary decline in fair value has occurred. This evaluation consists of a review of several factors, including, but not limited to: the length of time and extent that an investment has been in an unrealized loss position; the existence of an event that would impair the issuer's future earnings potential; and the Company’s intent and ability to hold an investment for a period of time sufficient to allow for any anticipated recovery in fair value. Declines in value below cost for investments where it is considered probable that all contractual terms of the investment will be satisfied, is due primarily to changes in interest rates, and where the company has the intent and ability to hold the investment for a period of time sufficient to allow a market recovery, and are not assumed to be other-than-temporary. Any other-than-temporary declines in fair value are recorded in earnings and a new cost basis for the investment is established.

   Inventories and Reserves for Obsolescence

     Inventories are stated at the lower of cost or net realizable value. Cost is determined using the first-in, first-out (FIFO) method. Inventories consist primarily of components and subassemblies and finished products held for sale. All of SeaChange’s hardware components are purchased from outside vendors. The value of inventories are reviewed quarterly to determine that the carrying value is stated at the lower of cost or net realizable value. SeaChange records charges to reduce inventory to its net realizable value when impairment is identified through the quarterly review process. For inventory that has been written down to its net realizable value, the reserve is released upon sale or disposal of this inventory. The obsolescence evaluation is based upon assumptions and estimates about future demand and possible alternative uses and involves significant judgments. For the years ended January 31, 2009, 2008, and 2007, we recorded inventory write-downs of $1.0 million, $2.1 million, and $1.1 million.

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

   Goodwill and Long-Lived Assets

     The Company accounts for business acquisitions in accordance with SFAS No. 141, Business Combinations, which requires that the purchase method of accounting be used for all business combinations. The Company determines and records the fair values of assets acquired and liabilities assumed as of the dates of acquisition. The Company recognizes the excess of the purchase price over the fair value of the net assets acquired as goodwill. At the time of acquisition, goodwill is assigned to the operating segment as the applicable reporting unit for the goodwill impairment review. Goodwill is not amortized, but is evaluated for impairment, at the reporting unit level, annually in the third fiscal quarter. Goodwill of a reporting unit also is tested for impairment on an interim basis in addition to the annual evaluation if an event occurs or circumstances change such as declines in sales, earnings or cash flows, decline in our stock price, or material adverse changes in the business climate, which would more likely than not reduce the fair value of a reporting unit below its carrying amount. The process of evaluating goodwill for impairment requires several judgments and assumptions to be made to determine the fair value of the reporting units, including the method used to determine fair value, discount rates, expected levels of cash flows, revenues and earnings, and the selection of comparable companies used to develop market based assumptions.

     In the third quarter of fiscal 2009, the Company changed the timing of its annual goodwill impairment testing for its Media Services reporting unit from October 31, 2008 to August 1, 2008. This change did not delay, accelerate or avoid an impairment charge. SeaChange completed the annual impairment tests of goodwill associated with the Software, Servers and Storage and Media Services segments and determined that as of August 1, 2008 no adjustment was required to the carrying value of goodwill based on the analyses performed. However, there can be no assurance that goodwill will not become impaired in future periods.

     SeaChange also evaluates property and equipment, intangible assets and other long-lived assets on a regular basis for the existence of facts or circumstances, both internal and external that may suggest an asset is not recoverable. If such circumstances exist, SeaChange evaluates the carrying value of long-lived assets to determine if impairment exists based upon estimated undiscounted future cash flows over the remaining useful life of the assets and compares that value to the carrying value of the assets. SeaChange’s cash flow estimates contain management’s best estimates, using appropriate and customary assumptions and projections at the time.

     Intangible assets consist of customer contracts, completed technology, patents and trademarks and are respectively assigned to the operating segments. The intangible assets are amortized to cost of sales and operating expenses, as appropriate, on a straight-line or accelerated basis in order to reflect the period that the assets will be consumed.

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

     During fiscal 2008, the Company determined that purchased capitalized software licenses that were classified as Other assets on the Company’s Condensed Consolidated Balance Sheets were impaired as of July 31, 2007, resulting in a reduction to Other assets of $4.1 million and a corresponding increase to Cost of revenues on the Company’s Consolidated Statement of Operations for the year ended January 31, 2008. The Company concluded that three separate capitalized software licenses that were purchased for eventual use in current and future products of the Company were impaired based on its determination that triggering events had occurred during fiscal 2008 that warranted consideration of an impairment of long-lived assets. The Company abandoned plans to use the capitalized software licenses in any new or existing Company products during fiscal 2008. With no identified future cash flows to substantiate further capitalization of these software licenses, the Company determined these assets to be impaired during the fiscal year ended January 31, 2008.

      Amortization expense is recorded over the period of economic consumption or the life of the agreement, whichever results in the higher expense, starting with the first shipment of the product to a customer. Amortization expense was $100,000, $4.8 million, and $346,000 for the fiscal years ended January 31, 2009, 2008, and 2007, respectively. Of the $4.8 million fiscal year 2008 amortization, $4.1 million includes accelerated amortization taken in the second quarter to align the recognition of amortization expense with the remaining economic life of the purchased software.

   Income Taxes

     Accounting for Income Taxes. As part of the process of preparing our financial statements, we are required to estimate our provision for income taxes in each of the jurisdictions in which we operate. This process involves estimating our actual current tax exposure, including assessing the risks associated with tax audits, together with assessing temporary differences resulting from the different treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within our balance sheet. Deferred income tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective income tax bases, and operating loss and tax credit carryforwards. The Company evaluates the weight of all available evidence to determine whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The Company will record a valuation allowance if the likelihood of realization of the deferred tax assets in the future is reduced based on an evaluation of objective verifiable evidence. Significant management judgment is required in determining our income tax expense (benefit), our deferred tax assets and liabilities and any valuation allowance recorded against our deferred tax assets. The Company has established a valuation allowance against our deferred tax assets due to indications that they may not be fully realized. The amount of the deferred tax asset considered realizable is subject to change based on future events, including generating sufficient pre-tax income in future periods. In the event that actual results differ from these estimates, our provision for income taxes could be materially impacted. SeaChange does not provide for U.S. federal and state income taxes on the undistributed earnings of its non-U.S. subsidiaries that are considered indefinitely reinvested in the operations outside the U.S.

   Income Tax Contingencies.

      In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). FIN 48 supersedes SFAS No. 5, Accounting for Contingencies, as it relates to income tax liabilities and lowers the minimum threshold a tax position is required to meet before being recognized in the financial statements from “probable” to “more likely than not” (i.e., a likelihood of occurrence greater than fifty percent). Under FIN 48, the recognition threshold is met when an entity concludes that a tax position, based solely on its technical merits, is more likely than not to be sustained upon examination by the relevant taxing authority. Those tax positions failing to qualify for initial recognition are recognized in the first interim period in which they meet the more likely than not standard, or are resolved through negotiation or litigation with the taxing authority, or upon expiration of the statute of limitations. Derecognition of a tax position that was previously recognized occurs when an entity subsequently determines that a tax position no longer meets the more likely than not threshold of being sustained. FIN 48 was adopted by the Company on February 1, 2007.

   Share-based Compensation.

     We account for all employee and non-employee director stock-based compensation awards using the provisions of SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”). We have continued to use the Black-Scholes pricing model as the most appropriate method for determining the estimated fair value of all applicable awards. Determining the appropriate fair value model and calculating the fair value of share-based payment awards requires the input of highly subjective assumptions, including the expected life of the share-based payment awards and stock price volatility. Management estimated the volatility based on the historical volatility of our stock. The assumptions used in calculating the fair value of share-based payment awards represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management’s judgment. As a result, if circumstances change and we use different assumptions, our share-based compensation expense could be materially different in the future. In addition, we are required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. If our actual forfeiture rate is materially different from our estimate, the share-based compensation expense could be significantly different from what we have recorded in the current period. The estimated fair value of SeaChange’s stock-based options and performance-based restricted stock units, less expected forfeitures, is amortized over the awards’ vesting period on a graded vesting basis, whereas the restricted stock units and Employee Stock Purchase Plan stock units are amortized on a straight line basis.

   Foreign Currency Translation

     SeaChange has determined that the functional currency of all its foreign subsidiaries, other than On Demand Group Limited (“ODG”) and its wholly-owned subsidiaries, is the U.S. dollar. Where the U.S. dollar is designated as the functional currency of an entity, SeaChange translates that entity’s monetary assets and liabilities denominated in local currencies into U.S. dollars (the functional and reporting currency) at current exchange rates, as of each balance sheet date. Nonmonetary assets (e.g., inventories, property, plant, and equipment and intangible assets) and related income statement accounts (e.g., cost of sales, depreciation, amortization of intangible assets) are translated at historical exchange rates between the functional currency (the U.S. dollar) and the local currency. Revenue and other expense items are translated using average exchange rates during the fiscal period. Translation adjustments and transaction gains and losses on foreign currency transactions, and any unrealized gains and losses on short-term inter-company transactions are included in the accompanying consolidated statements of operations in other income or expense.

     For the ODG group where the local currency is designated as the functional currency, the Company translates its assets and liabilities into U.S. dollars (the reporting currency) at current exchange rates as of each balance sheet date. Revenue and expense items are translated using average exchange rates during the period. Cumulative translation adjustments are presented as a separate component of stockholders’ equity. Exchange gains and losses on foreign currency transactions and unrealized gains and losses on short-term inter-company transactions are included in the accompanying consolidated statements of operations in other income or expense, net.

     The aggregate foreign exchange transaction losses included as other (expense) income, net on the Consolidated Statement of Operations were $951,000, $43,000 and $320,000 for the years ended January 31, 2009, 2008 and 2007, respectively.

   Comprehensive Income (Loss)

     SeaChange presents accumulated other comprehensive income (loss) and total comprehensive income (loss) in the Statement of Stockholders’ Equity. Total comprehensive income (loss) consists primarily of net income (loss), cumulative translation adjustments and unrealized gains and losses on marketable securities, net of income tax.

   Advertising Costs

     Advertising costs are charged to expense as incurred. Advertising costs were $340,000, $300,000 and $313,000 for the years ended January 31, 2009, 2008 and 2007, respectively.

   Earnings (Loss) Per Share

     Earnings (loss) per share are presented in accordance with SFAS No. 128, Earnings Per Share, which requires the presentation of “basic” earnings (loss) per share and “diluted” earnings (loss) per share. Basic earnings (loss) per share is computed by dividing earnings (loss) available to common shareholders by the weighted-average shares of common stock outstanding during the period. For the purposes of calculating diluted earnings (loss) per share, the denominator includes both the weighted average number of shares of common stock outstanding during the period and the weighted average number of potential common stock, such as stock options, employee stock purchase plan, and restricted stock, calculated using the treasury stock method.

     For the fiscal year ended January 31, 2009 and 2008 respectively, 3,699,228 and 4,673,372 of common shares issuable upon the exercise of stock options are anti-dilutive and have been excluded from the diluted earnings per share computation as the exercise prices of these common shares were above the market price of the common stock for the periods indicated. For the fiscal year ended January 31, 2007, 6,177,411 of common shares issuable upon the exercise of stock options were anti-dilutive because SeaChange recorded a net loss for the period and, therefore, have been excluded from the diluted loss per share computation.

     Below is a summary of the shares used in calculating basic and diluted earnings (loss) per share for the periods indicated:

	Year ended January 31,
	2009	2008	2007
Weighted average shares used in calculating earnings (loss)
per share—Basic	30,724,301	29,633,660	28,857,381
Dilutive common stock equivalents	468,174	365,955	-
Weighted average shares used in calculating earnings (loss)
per share—Diluted	31,192,475	29,999,615	28,857,381

   New Accounting Pronouncements

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

     In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 160 Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51 (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. The guidance will become effective as of the beginning of the Company’s fiscal year beginning after December 15, 2008. SFAS 160 is effective for the Company beginning February 1, 2009. The Company does not expect the adoption of SFAS 160 to have a material impact on its results of operations and financial position.

     In March 2008, the FASB issued FASB Statement No. 161 (“SFAS 161”), Disclosures about Derivative Instruments and Hedging Activities. SFAS 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company does not currently have any derivative instruments or hedging activities. The Company does not expect the adoption of SFAS 161 to have a material impact on its results of operations and financial position.

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

   Impact of Recently Adopted Accounting Pronouncements

     In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurement (“SFAS 157”). SFAS 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. Under SFAS 157, fair value measurements would be separately disclosed by level within the fair value hierarchy. The provisions of SFAS 157, as issued, are effective for the fiscal years beginning after November 15, 2007. However, in February 2008, the FASB issued FASB Staff Position No. 157-2, Effective Date of FASB Statement No. 157 (“FSP 157-2”) that amended SFAS 157 to delay the effective date for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (that is, at least annually). FSP 157-2 defers the effective date of SFAS 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope. The Company adopted the required provisions of SFAS as of February 1, 2008 and had no material impact upon the Company’s results of operations and financial position.

     In October 2008, the FASB issued FASB Staff Position No. FAS 157-3, “Determining the Fair Value of a Financial Asset in a Market That Is Not Active” (FSP 157-3), which clarifies the application of SFAS 157 when the market for a financial asset is inactive. Specifically, FSP 157-3 clarifies how (1) management’s internal assumptions should be considered in measuring fair value when observable data are not present, (2) observable market information from an inactive market should be taken into account, and (3) the use of broker quotes or pricing services should be considered in assessing the relevance of observable and unobservable data to measure fair value. The guidance in FSP 157-3 was effective during the Company’s third fiscal quarter, and had no material impact upon the Company’s results of operations and financial position upon adoption.

     In December 2008, the FASB issued FASB Staff Position No. FAS 140-4 and FIN46(R)-8, Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities (FSP FAS 140-4 and FIN 46(R)-8). FSP FAS 140-4 and FIN 46(R)-8 amends both FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, a replacement of FASB Statement No. 125, and FASB Interpretation No. 46(R), Consolidation of Variable Interest Entities (revised December 2003) an interpretation of ARB No. 51, to require public entities to provide additional disclosures about transfers of financial assets and about their involvement with variable interest entities. The Company does not anticipate that the adoption of this statement in fiscal 2010 will have a material impact on its consolidated financial statement footnote disclosures. This FSP was effective for financial statements issued after December 15, 2008. Adoption of FSP 140-4 and FIN 46(R)-8 affects disclosures only and therefore, had no impact on our consolidated financial statements.

3. Cash Equivalents and Investments

     The following is a summary of available-for-sale securities, including the cost basis, aggregate fair value and gross unrealized gains and losses, for cash equivalents, short-and long-term marketable securities portfolio as of January 31, 2009 and 2008:

		Gross	Gross
		Unrealized	Unrealized	Estimated Fair
	Cost	Gains	Losses	Value
	(in thousands)
January 31, 2009:
Cash	$56,953	$-	$-	$56,953
Cash equivalents	5,505	-	-	5,505
Cash and cash equivalents	62,458	-	-	62,458
US government agency issues	9,280	163	-	9,443
Corporate debt securities	4	-	-	4
State and municipal obligations	-	-	-	-
Marketable securities—short-term	9,284	163	-	9,447
US government agency issues	10,117	275	-	10,392
Corporate debt securities	1,003	20	-	1,023
State and municipal obligations	1,000	-	-	1,000
Marketable securities—long-term	12,120	295	-	12,415
Total cash equivalents and marketable securities	$83,862	$458	$-	$84,320
January 31, 2008:
Cash	$61,547	$-	$-	$61,547
Cash equivalents	1,812	-	-	1,812
Cash and cash equivalents	63,359	-	-	63,359
US government agency issues	16,004	233	-	16,237
Corporate debt securities	1,953	65	-	2,018
Asset-Backed Securites	11	-	-	11
State and municipal obligations	1,000	-	-	1,000
Marketable securities—short-term	18,968	298	-	19,266
US government agency issues	4,632	127	-	4,759
Asset Backed Securities	503	10	-	513
Marketable securities—long-term	5,135	137	-	5,272
Total cash equivalents and marketable securities	$87,462	$435	$-	$87,897

     During the years ended January 31, 2009, 2008, and 2007, available-for-sale securities were sold for total proceeds of $8.0 million, $0, and $16.8 million, respectively. The gross realized gains on those sales during fiscal years 2009, 2008, and 2007 were $26,000, $0, and $0, respectively. The gross realized losses on those sales during fiscal years 2009, 2008, and 2007 were $0, $0, and $196,000, respectively. For purposes of determining gross realized gains and losses, the cost of securities sold is based on specific identification.

Contractual maturities of available-for-sale debt securities at January 31, 2009 are as follows (in thousands):

Estimated
Fair Value
Maturity of one year or less	$9,447
Maturity between one and five years	11,415
Maturity greater than five years	1,000
Total	$21,862

     The Company concluded that there were no declines in investments recorded as of January 31, 2009, 2008 and 2007 and the Company does not have any investments in a gross unrealized loss position as of January 31, 2009 and 2008. The unrealized holding gains, net of tax, on available-for-sale securities in the amount of $23,000, $449,000, and $254,000 for the years ended January 31, 2009, 2008, and 2007, respectively, have been included in stockholders’ equity as a component of accumulated other comprehensive income or loss.

4. Fair Value Measurements

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

Level 2: Observable market based inputs or unobservable inputs that are corroborated by market data.

Level 3: Unobservable inputs that are not corroborated by market data.

     The Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of January 31, 2009 are as follows:

	January 31,	Fair Value Measurements Using
	2009	Level 1	Level 2	Level 3
	(in thousands)
Financial assets:
Available for sale marketable securities:
Current marketable securities	$9,447	$9,447	$-	$-
Non-current marketable securities	12,415	11,415	-	1,000
Total	$21,862	$20,862	$-	$1,000

     The Company relies on mark to market valuations to record the fair value of the Company’s available for sale security assets which are measured under a Level 1 input. These assets are publicly traded equity securities for which market prices are readily observable and recorded under the guidelines of SFAS 115. At January 31, 2009, we had $9.4 million in short-term marketable securities and $12.4 million in long-term marketable securities. Of the $21.9 million in available-for-sale securities at January 31, 2009, the Company holds $1.0 million in auction rate securities ("ARS") that were intended to provide liquidity via an auction process that resets the applicable interest rate in the event there is no new investment in these securities. Due to recent uncertainty in the credit markets, this $1.0 million ARS holding in our investment portfolio has failed to settle on its respective settlement date resulting in illiquidity in this investment. Consequently, we have not been able to access these funds and do not expect to do so until a future auction of these investments is successful or a buyer is found outside the auction process. Although the maturity date of the underlying security of our ARS investment is twenty-three years, we currently have sufficient cash and cash equivalents, cash from operations and access to unused credit facilities to meet our short term liquidity requirements and do not anticipate that we will need to access our ARS investment. Accordingly, the Company has classified this investment at par value which approximates fair value.

5. Consolidated Balance Sheet Detail

Inventories consist of the following:

	Year ended January 31,
	2009	2008
	(in thousands)
Components and assemblies	$8,501	$9,979
Finished products	8,750	4,336
Total inventories, net	$17,251	$14,315

     Property and equipment, net consist of the following:

	Estimated useful	Year ended January 31,
	life (years)	2009	2008
		(in thousands)
Land		$4,165	$3,063
Buildings	20	15,940	12,870
Office furniture and equipment	5	2,887	2,582
Computer equipment, software and demonstration equipment	3	49,688	45,394
Deployed assets	2-7	3,280	3,280
Service and spare components	5	8,296	7,252
Leasehold improvements	1-7	1,993	1,712
Automobiles and trucks	5	592	592
Construction in progress		3,413	13
		90,254	76,758
Less - Accumulated depreciation and amortization		(55,037)	(48,692)
Total property and equipment, net		$35,217	$28,066

     Depreciation and amortization expense of fixed assets was $7.2 million, $7.9 million and $7.8 million for the years ended January 31, 2009, 2008 and 2007, respectively.

     Other accrued expenses consist of the following:

	Year ended January 31,
	2009	2008
	(in thousands)
Accrued consideration payable to former shareholders in ODG	$-	$8,105
Accrued compensation and commissions	5,107	5,149
Employee benefits	1,935	1,780
Accrued other	3,413	2,353
Deferred tax liabilities	137	93
Total other accrued expenses	$10,592	$17,480

6. Investments in Affiliates

     SeaChange periodically reviews indicators of the fair value of its investments in affiliate companies in order to assess whether available facts or circumstances, both internally and externally, may suggest an other than temporary decline in the fair value of the investment. In fiscal year 2007, SeaChange expensed the remaining $150,000 balance of one of its investments. There were no other indications of other than temporary declines in the fair value of investments in affiliates as of January 31, 2009 and 2008, respectively. The Company’s investments in affiliates under the cost method of accounting are as follows:

	Year ended January 31,
	2009	2008
	(in thousands)
Casa	$8,243	$8,243
Minerva	1,000	1,000
Insite One	2,748	2,416
Visible World	552	509
Other investments	500	500
Total investments in affiliates	$13,043	$12,668

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

     Accordingly, since the Company’s convertible preferred stock investment was not “in-substance” common stock, and the investment is not a SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, security, the cost method of accounting would be required to record its convertible preferred investment as long as the estimated fair value of Casa’s common stock continued to be sufficient to support a determination that the convertible preferred stock was not “in-substance” common stock. Consequently, SeaChange accounts for this investment under the cost method of accounting. For fiscal 2009, 2008, and 2007, Seachange purchased $98,000, $984,000, and $1.3 million of equipment from Casa Systems.

     Minerva. SeaChange owns 1.3 million shares of preferred stock representing 2.5% of the total capital stock of Minerva Networks, Inc. (“Minerva”), a California based company specializing in software products for the telecommunications and television markets. The preferred shares are convertible to 1.3 million shares of common stock under certain conditions as defined in the Stock Purchase Agreement. SeaChange accounts for this investment under the cost method of accounting. At the time of the investment in Minerva, SeaChange entered into a Software License Agreement with Minerva in which SeaChange agreed to purchase from Minerva a license for its iTV Manager Software and related source code for $3.8 million. The license and source code was purchased during fiscal year 2006. The Company capitalized the purchase of the license and source code and will amortize the amount over the expected life of the software license and source code. During the second quarter of fiscal 2008, the Company wrote-off the remaining unamortized portion of the capitalized purchased software licenses of $3.3 million since the Company determined it would not use iTV Manager Software in any future products.

     InSite One. In fiscal year 2006, the Company invested $2.0 million for 5.9 million shares of 8% cumulative convertible preferred stock of InSite One, Inc. (“InSite”). In conjunction with the Stock Purchase Agreement, SeaChange and InSite entered into a Master Purchase Agreement in which InSite agreed to purchase SeaChange digital storage products and services under the terms and conditions defined in the agreement. Under the terms of this agreement and during fiscal year 2007, SeaChange recorded revenue for equipment sold to InSite. In exchange for the equipment, InSite issued a convertible note receivable to SeaChange in the amount of $407,000, with an interest rate of 9% per annum. The sale of equipment is considered substantive due to the utility of the equipment to InSite and to the customer’s ability to pay for the equipment without the additional financing. During the fiscal year 2007, InSite One converted the note and accrued interest into approximately 600,000 shares of 8% cumulative convertible preferred stock as part of an effort by InSite One to refinance its capital structure. In February 2008, the Company agreed to convert the outstanding accounts receivable balance of $332,000 as of January 31, 2008 for 474,300 shares of InSite One’s Series E Convertible Preferred Stock. The Company had an approximately 12% share of the total capital stock of InSite One. SeaChange accounts for this investment under the cost method of accounting. In total, for fiscal years 2009, 2008, and 2007 SeaChange recognized revenues of $164,000, $711,000, and $1.2 million, respectively, from InSite One.

     Visible World. SeaChange owns less than 5% of the common and preferred stock of Visible World and is accounting for this investment under the cost method of accounting. In fiscal 2004, SeaChange and Visible World signed a revised Marketing Agreement in which SeaChange agreed to receive warrants to purchase 2.8 million shares of preferred stock of Visible World in lieu of future royalties that would have been earned by SeaChange relating to revenue earned by Visible World in accordance with an agreement between Visible World and Comcast Cable Corporation (“Comcast”). The warrants vested over the five year term of the agreement between Visible World and Comcast ending in the fourth quarter of fiscal year 2009. SeaChange estimated the fair value of these warrants to be $223,000 and included the amount in investments in affiliates with an offsetting amount included in deferred revenue. SeaChange recognized the deferred revenue over a five year period, the term of the agreement ending in the fourth quarter of fiscal year 2009. For fiscal years 2009, 2008, and 2007, SeaChange recognized revenues of approximately $703,000, $971,000, and $500,000 respectively, from Visible World.

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

     Under the terms of the purchase agreement, SeaChange acquired the outstanding shares in ODG it did not previously own in exchange for approximately $14.0 million in cash consideration, including transaction costs of $500,000. Two of the former shareholders of ODG became executive officers of SeaChange in conjunction with the acquisition. The purchase agreement provided for additional contingent consideration to the former shareholders of ODG, if ODG met certain goals. The contingent consideration was paid in cash or issued of SeaChange common stock in four installments. In May 2006, SeaChange paid $3.0 million in cash to satisfy the first installment. On June 30, 2006, SeaChange and the former shareholders of ODG amended the original purchase agreement to provide for the acceleration of the second installment of contingent consideration in exchange for the issuance of 341,360 shares of SeaChange’s common stock having a fair market value of $2.3 million as of the date of the amendment. In December 2007 SeaChange and the former shareholders of ODG amended the original purchase agreement to provide the former shareholders of ODG 417,304 shares of SeaChange’s common stock which was satisfied in March 2008 having a fair market value of $3.2 million as of the date of the amendment in satisfaction of the third installment. On March 13, 2008, SeaChange and the former stockholders of ODG amended the original purchase agreement to provide for the satisfaction of the final contingent payment through the issuance in March 2008 of 714,084 shares of SeaChange's common stock having a fair market value of $4.9 million, as of the date of the amendment. As of January 31, 2008 the Company recorded the third and fourth contingent consideration installments totaling $8.1 million, as additional goodwill for the step up acquisition of ODG.

FilmFlex Movies Limited

     As a result of the ODG purchase, SeaChange acquired a 33.3% equity investment in FilmFlex Movies Limited (“FilmFlex”), a company based in the United Kingdom. FilmFlex was founded in 2004 by ODG, Columbia Pictures Corporation Limited (“Sony”) and Walt Disney Company Limited (“Disney”) to provide high-quality movies for use in an on-demand service. Each of the investors owned 33.3% of FilmFlex. SeaChange’s original investment in FilmFlex reflected the historical basis of ODG’s recorded assets and liabilities; whereas, the additional investment in FilmFlex that resulted from the step acquisition of ODG was recorded at its estimated fair value as of the date of the acquisition of ODG. The Company determined the fair value of FilmFlex and the customer contracts based on the net present value of the expected future cash flows. The value of the customer contracts was recorded as an intangible asset with the balance of the FilmFlex fair value recorded as equity method goodwill. SeaChange accounted for this investment under the equity method of accounting. In fiscal 2005, ODG and FilmFlex executed an outsourcing services agreement in which ODG provided FilmFlex with financial planning, scheduling, marketing, production and operations support services. ODG’s share of profits from this agreement in proportion to its equity ownership interest was eliminated in consolidation. SeaChange’s proportionate share of Film Flex’s income was reported one month in arrears. ODG recognized revenues of $2.7 million (through December 21, 2007 when the Company sold its equity investment) and $3.3 million from FilmFlex for fiscal years 2008 and 2007, respectively.

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

     ODG entered into a Service Agreement with the joint venture whereby ODG provides content aggregation, distribution, marketing and administration services to the joint venture under an arm’s length fee structure. For the years ended January 31, 2009 and 2008, ODG recorded revenues of $1.5 million and $1.0 million, related to the Service Agreement. ODG’s share of profits from this agreement in proportion to its equity ownership interest is eliminated in consolidation.

     The Shareholder’s Agreement requires ODG to provide cash contributions up to $4.2 million (USD equivalent) upon the request of the joint venture’s management and approval by the shareholders of the joint venture. ODG recorded its proportionate share of the joint venture’s losses for the fiscal years ended January 31, 2009 and 2008 of $723,000 and $490,000. Due to the capital distribution and ODG’s share of the joint venture’s net loss exceeding the book value of its investment in the joint venture, the investment is recorded as a long-term liability of $1.6 million and $1.3 million at January 31, 2009 and 2008, respectively.

    Mobix Interactive Limited

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

     At the closing, ODG paid the shareholders of Mobix approximately £2 million (approximately $3 million USD) in cash for the Mobix Shares, with an additional £1 million (approximately $1.5 million USD) deposited in escrow to be released on the date certain performance goals have been satisfied or May 19,2009, with the amount of the escrow being subject to reduction should there have been a breach of the representations, warranties, covenants and agreements contained in the Share Purchase Agreement. Subsequent to fiscal 2009, on March 16, 2009, ODG released £500,000 from restricted cash (approximately $700,000 USD) to the shareholders of Mobix upon meeting its first performance goal.

     In addition, under the earnout provisions in the Share Purchase Agreement, if Mobix meets certain performance goals, over the next three year period ending November 19, 2011, primarily related to the financial performance of Mobix, SeaChange will be obligated to make additional cash payments aggregating £8.3 million (approximately $12.4 million USD). The contingent consideration will be reduced or increased based upon Mobix’s actual performance relative to the performance goals. Any payout of contingent consideration will be recorded as additional goodwill.

     The acquisition was accounted for under the purchase method of accounting. Accordingly, the financial position and results of operations of Mobix business have been consolidated subsequent to the acquisition date. The Company is currently undergoing a valuation of the assets and liabilities acquired and it is expected to finalize the purchase price allocation in the quarter ending April 30, 2009. The allocation of the purchase price is preliminary based on the Company’s best estimates of fair values as of November 19, 2008 and is as follows, subject to the final valuation results (in thousands):

Consideration:
Cash paid, net of cash acquired of $209	$2,791
Transaction costs	413
Total consideration	$3,204
Preliminary allocation of the purchase consideration:
Liabilities assumed	$(898)
Tangible assets acquired	592
Goodwill	3,510
$3,204

     SeaChange determined that the goodwill included the value of the Mobix work force and expected synergies in global sales and marketing, especially within the European market, and in content services related to the deployment of mobile video services for wireless network operators. The goodwill generated from the acquisition is not tax deductible. The acquired assets, including goodwill, have been assigned to the Media Service operating segment.

     In addition, under the earnout provisions in the Share Purchase Agreement, if Mobix meets certain performance goals over the next three year period ending November 19, 2011, primarily related to the financial performance of Mobix, SeaChange will be obligated to make additional cash payments aggregating £8.3 million (approximately $12.4 million USD). The contingent consideration will be reduced or increased based upon Mobix’s actual performance relative to the performance goals. Any payout of contingent consideration will be recorded as additional goodwill.

8. Goodwill and Intangible Assets

At January 31, 2009 and 2008, the Company had goodwill of $27.4 million and $29.5 million, respectively. The change in the carrying amount of goodwill for the years ended January 31, 2009 and 2008 are as follows:

	Broadband	Services		Servers &	Media
	Segment	Segment	Software	Storage	Services	Total
	(in thousands)
Balance at January 31, 2007	$11,169	$12,557	$-	$-	$-	$23,726
Contingent consideration-ODG goodwill	-	8,105	-	-	-	$8,105
Sale of equity investment in Filmflex	-	(2,533)	-	-	-	(2,533)
Cumulative translation adjustment	-	173	-	-	-	173
Balance at January 31, 2008	11,169	18,302	-	-	-	29,471
Reallocation	(11,169)	(18,302)	10,398	771	18,302	-
Mobix acquisition	-	-	-	-	3,348	3,348
Realized deferred tax asset (Note 14)	-	-	(236)	(17)	-	(253)
Cumulative translation adjustment	-	-	-	-	(5,144)	(5,144)
Balance at January 31, 2009	$-	$-	$10,162	$754	$16,506	$27,422

     The goodwill reallocation shown in the table above relates to the reorganization of the Company’s reportable segments finalized in the first quarter of fiscal 2009. The goodwill formerly included in the Broadband and Services segments was allocated between the Software, Servers and Storage and Media Services segments based on a relative fair value approach using management estimates of fair value of the segments. No impairment was recorded as a result of the change in segments. As of August 1, 2008, SeaChange reviewed the recoverability of goodwill associated with its three reporting units, Software, Servers and Storage and Media Services, and determined that there was no goodwill impairment.

     At January 31, 2009 and 2008, the Company had recorded net intangible assets of $4.6 million and $6.8 million respectively, consisting of customer contracts, completed technology and trademarks.

     Intangible assets, net, consisted of the following:

	Customer	Completed	Trademark and
Intangible Assets	Contracts	Technology	Other	Total
Balance as of January 31, 2008	$14,392	$3,068	$1,038	$18,498
Cumulative translation adjustment	(447)	(201)	(90)	(738)
Balance as of January 31, 2009	$13,945	$2,867	$948	$17,760

	Customer	Completed	Trademark and
Accumulated Amortization	Contracts	Technology	Other	Total
Balance as of January 31, 2008	$8,461	$2,415	$813	$11,689
Current period amortization	1,491	330	104	1,925
Cumulative translation adjustment	(264)	(153)	(58)	(475)
Balance as of January 31, 2009	$9,688	$2,592	$859	$13,139
Intangible Assets, net, as of January 31, 2009	$4,257	$275	$89	$4,621

     Estimated useful lives and the amortization basis for the intangible assets are as follows:

Estimated Useful Life and Amortization Basis
Customer contracts	1 - 8 years using economic consumption life basis
Completed technology	4 - 6 years using economic consumption life basis
Trademarks and other	5 years using economic consumption life basis

     Amortization expense for intangible assets was $2.0 million, $3.4 million and $6.3 million for the years ended January 31, 2009, 2008 and 2007, respectively. In the years ended January 31, 2009, 2008, and 2007, $450,000, $490,000 and $643,000, respectively, were charged to cost of product revenues. In the years ended January 31, 2009, 2008, and 2007, $1.6 million, $3.0 million and $5.7 million, respectively, were charged to operating expense. Amortization expense is estimated to be approximately $2.1 million in fiscal 2010, $1.3 million in fiscal 2011, $600,000 in fiscal 2012 and $600,000 in fiscal 2013.

9. Lines of Credit

     On October 31, 2008, RBS Citizens, (a subsidiary of the Royal Bank of Scotland Group plc) extended the Company’s $15.0 million revolving line of credit from October 31, 2008 through October 31, 2010. Loans made under this revolving line of credit bear interest at a rate per annum equal to the bank’s prime rate. Borrowings under this line of credit are collateralized by substantially all of the Company’s assets. The loan agreement requires that the Company provide RBS Citizens with certain periodic financial reports and comply with certain financial ratios including a minimum level of earnings before interest, taxes and depreciation and amortization on a trailing twelve month basis. As of January 31, 2009, the Company was in compliance with the financial covenants and there are currently no amounts outstanding under the revolving line of credit.

     We are occasionally required to post letters of credit, issued by a financial institution, to secure certain sales contracts. Letters of credit generally authorize the financial institution to make a payment to the beneficiary upon the satisfaction of a certain event or the failure to satisfy an obligation. The letters of credit are generally posted for one-year terms and are usually automatically renewed upon maturity until such time as we have satisfied the commitment secured by the letter of credit. We are obligated to reimburse the issuer only if the beneficiary collects on the letter of credit. We believe that it is unlikely we will be required to fund a claim under our outstanding letters of credit. As of January 31, 2009, the full amount of the letters of credit of $833,000 was supported by our credit facility.

10. Commitments and Contingencies

     SeaChange leases certain of its operating facilities and certain office equipment under non-cancelable operating leases, which expire at various dates through 2015. Rental expense under operating leases was $3.7 million, $3.1 million and $1.7 million for the years ended January 31, 2009, 2008 and 2007, respectively. Future commitments under minimum lease payments as of January 31, 2009 are as follows:

Operating
Leases
(in thousands)
Fiscal Year ended January 31, 2010	$2,575
2011	1,405
2012	1,249
2013	534
2014	90
2015 and beyond	313
Minimum lease payments	$6,166

     SeaChange has non-cancelable purchase commitments for its inventories of approximately $7.8 million at January 31, 2009.

Guarantees and Indemnification Obligations

     SeaChange provides indemnification, to the extent permitted by law, to its officers, directors, employees and agents for liabilities arising from certain events or occurrences while the officer, director, employee, or agent is or was serving at SeaChange’s request in such capacity. With respect to acquisitions, SeaChange provides indemnification to or assumes indemnification obligations for the current and former directors, officers and employees of the acquired companies in accordance with the acquired companies’ bylaws and charter. As a matter of practice, SeaChange has maintained directors’ and officers’ liability insurance including coverage for directors and officers of acquired companies.

     SeaChange enters into agreements in the ordinary course of business with customers, resellers, distributors, integrators and suppliers. Most of these agreements require SeaChange to defend and/or indemnify the other party against intellectual property infringement claims brought by a third party with respect to SeaChange’s products. From time to time, SeaChange also indemnifies customers and business partners for damages, losses and liabilities they may suffer or incur relating to personal injury, personal property damage, product liability, and environmental claims relating to the use of SeaChange’s products and services or resulting from the acts or omissions of SeaChange, its employees, authorized agents or subcontractors. For example, SeaChange has received requests from several of its customers for indemnification of patent litigation claims asserted by Acacia Media Technologies, USA Video Technology Corporation and VTran Media Technologies. Management performed an analysis of these requests under Statement of Financial Accounting Standards No. 5, Accounting for Contingencies (“SFAS 5”) as interpreted by FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others (“FIN45”).

     SeaChange warrants that its products, including software products, will substantially perform in accordance with its standard published specifications in effect at the time of delivery. Most warranties have at least a one year duration that generally commence upon installation. In addition, SeaChange provides maintenance support to its customers and therefore allocates a portion of the product purchase price to the initial warranty period and recognizes revenue on a straight line basis over that warranty period related to both the warranty obligation and the maintenance support agreement. When SeaChange receives revenue for extended warranties beyond the standard duration, it is deferred and recognized on a straight line basis over the contract period. Related costs are expensed as incurred.

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

    Stock Repurchase Program

     On February 13, 2008, SeaChange International’s Board of Directors authorized the repurchase of up to $20.0 million of its common stock, par value $0.01 per share, through a share repurchase program which expired on December 31, 2008. During fiscal 2009, 833,597 shares of our common stock had been purchased as part of this repurchase program at an average price of $7.16.

     On March 11, 2009, SeaChange International’s Board of Directors authorized the repurchase of up to $20 million of its common stock through a share repurchase program, expiring on January 31, 2010. As authorized by the program, shares will be purchased through the open market or through privately negotiated transactions, and in a manner consistent with applicable securities laws and regulations. This stock repurchase program does not obligate the Company to acquire any specific number of shares and may be suspended or discontinued at any time. All repurchases are expected to be funded from the Company’s current cash and investments balances. The Company does not intend to repurchase any shares from its management team or other insiders.

    Accumulated Other Comprehensive (Loss) Income

     SeaChange’s accumulated other comprehensive (loss) income is as follows:

	Year ended January 31,
	2009	2008
	(in thousands)
Accumulated other comprehensive (loss) income
Accumulated unrealized gain on marketable securities, net of tax	$458	$435
Accumulated foreign currency translation adjustments, net of tax	(10,189)	1,788
Total accumulated other comprehensive (loss) income, net of tax	$(9,731)	$2,223

12. Segment Information

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

  Media Services segment includes the operations of ODG, including the acquisition of Mobix on November 19, 2008, activities which include content acquisition and preparation services for television and wireless network service providers and related operating expenses.

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

     The segment data for the fiscal years ended January 31, 2008 and 2007 respectively, have been recast to reflect the realignment of the new segments. Prior to fiscal 2009, services revenues, which included ODG revenues, were reported in the Services segment and the Company did not separately track these service revenues and costs by these new segments, except for ODG. Accordingly, management has made certain assumptions to determine the amount of service revenues and service costs attributed to the Software and Servers and Storage reporting segments for the fiscal years January 31, 2008 and 2007, respectively. The basis of the assumptions for all such revenues, costs and expenses includes significant judgments and estimations. There are no inter-segment revenues for the periods shown below. The Company does not separately track all assets by operating segments nor are the segments evaluated under this criterion.

The following summarizes the income (loss) from operations by reportable operating segment:

	Year ended January 31,
	2009	2008	2007
	(in thousands)
Software
Revenue:
Products	$78,397	$69,762	$58,672
Services	53,840	43,507	41,714
Total revenue	132,237	113,269	100,386
Gross profit	76,087	58,238	55,310
Operating expenses:
Research and development	33,373	31,035	27,904
Selling and marketing	16,417	13,259	11,565
Amortization of intangibles	1,456	2,146	3,874
	51,246	46,440	43,343
Income from operations	$24,841	$11,798	$11,967

Servers and Storage
Revenue:
Products	$38,975	$36,007	$36,328
Services	14,665	12,990	11,752
Total revenue	53,640	48,997	48,080
Gross profit	24,865	19,730	15,961
Operating expenses:
Research and development	9,669	11,664	12,585
Selling and marketing	11,025	9,703	10,467
Amortization of intangibles	-	-	75
	20,694	21,367	23,127
Income (loss) from operations	$4,171	$(1,637)	$(7,166)

Media Services
Service revenue	$15,959	$17,627	$12,868
Gross profit	2,344	2,996	4,540
Operating expenses:
Research and development	-	-	428
Selling and marketing	64	111	351
General and administrative	3,049	2,449	4,000
Amortization of intangibles	119	806	1,715
	3,232	3,366	6,494
Loss from operations	$(888)	$(370)	$(1,954)

Unallocated Corporate
Operating expenses:
General and administrative	$17,930	$17,791	$14,873
Total unallocated corporate expenses	$17,930	$17,791	$14,873

Consolidated income (loss) from operations	$10,194	$(8,000)	$(12,026)

     The following summarizes revenues by customers’ geographic locations. Certain reclassifications have been made to conform prior period amounts to current period presentation, including the reclassification of revenue originated in Canada from Latin American to North American revenue:

	Year ended January 31,
	2009		2008		2007
	Amount	%	Amount	%	Amount	%
	(in thousands, except percentages)
Revenues by customers' geographic locations:
North America	$139,457	69%	$118,970	66%	$109,933	68%
Europe and Middle East	44,059	22%	40,767	23%	39,659	25%
Asia Pacific and other international locations	14,165	7%	12,705	7%	6,279	4%
Latin America	4,155	2%	7,451	4%	5,463	3%
Total	$201,836		$179,893		$161,334

     The following summarizes fixed assets, net by geographic locations:

	Year ended January 31,
	2009	2008
	(in thousands)
Fixed assets, net
North America	$24,497	$25,107
Europe and Middle East	7,280	825
Asia Pacific and other international locations	3,440	2,134
Total	$35,217	$28,066

13. Stock-Based Compensation and Stock Incentive Plans

     Effective February 1, 2006, SeaChange adopted on a modified prospective basis the provisions of the Financial Accounting Standards Board’s SFAS 123R, which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including employee stock options, restricted stock units and employee stock purchases related to SeaChange’s Employee Stock Purchase Plan (“ESPP”) based on estimated fair values. The estimated fair value of SeaChange’s stock-based options and performance-based restricted stock units, less expected forfeitures, is amortized over the awards’ vesting period on a graded vesting basis, whereas the restricted stock units and Employee Stock Purchase Plan stock units are amortized on a straight line basis. SeaChange has applied the provisions of SAB No. 107, Share-Based Payment, (“SAB 107”) in its adoption of SFAS 123R. Effective January 1, 2008, the Company has applied the provisions of SAB No. 110, an amendment to SAB No. 107, which provides expressed views on the use of a “simplified” method, in developing an estimate of the expected term of “plain vanilla” share options in accordance with SFAS No. 123 (revised 2004), Share-Based Payment (Note 2).

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

     The effect of recording stock-based compensation for the years ended January 31, 2009, 2008, and 2007 was as follows:

	Year ended January 31,
	2009	2008	2007
	(in thousands)
Stock-based compensation expense by type of award:
Stock options	$304	$1,060	$2,179
Restricted stock units	996	775	625
Performance-based restricted stock units	2,061	1,557	248
Employee stock purchase plan	593	586	462
Total stock-based compensation	$3,954	$3,978	$3,514

     Since additional option grants and restricted stock unit awards are expected to be made each year and options and awards vest over several years, the effects of applying SFAS 123R for recording stock-based compensation for the year ended January 31, 2009 are not indicative of future amounts.

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

     SeaChange used the Black-Scholes valuation model for estimating the grant date fair value of employee stock options granted using the following assumptions for the years ended January 31, 2009, 2008 and 2007, respectively:

	Year ended January 31,
	2009	2008	2007
Expected (range in years)	4-5	4-5	4-5
Expected volatility (range)	52%-56%	46%-50%	51%-58%
Weighted average volatility	52%	48%	56%
Risk-free interest rate	2.6%-2.9%	3.2%-5.1%	4.4%-5.1%
Weighted average interest rate	2.9%	4.6%	4.7%
Expected dividend yield	0%	0%	0%

     The fair value of the rights to purchase shares of common stock under the ESPP was estimated on the commencement date of the offering period using the Black-Scholes valuation model with the following assumptions:

	Year ended January 31,
	2009	2008	2007
Expected term (in years)	0.5	0.5	0.5
Weighted average volatility	61%	42%	45%
Weighted average interest rate	2.8%	4.6%	4.6%
Expected dividend yield	0%	0%	0%

Stock Option Plans

Amended and Restated 2005 Equity Compensation and Incentive Plan

     The Amended and Restated 2005 Equity Compensation and Incentive Plan (the “2005 Plan”) provides for the grant of incentive stock options, nonqualified stock options, restricted stock, restricted stock units, and “other” non-stock option awards as determined by the plan administrator for the purchase of up to an aggregate of 2,800,000 shares of SeaChange’s common stock by officers, employees, consultants and directors of SeaChange. The Company may satisfy awards upon the exercise of stock options or restricted stock units with either newly issued shares or treasury shares. The Board of Directors is responsible for administration of the 2005 Plan and determining the term of each award, award exercise price, number of shares for which each award is granted and the rate at which each award is exercisable. As of January 31, 2009, there were 2,480,483 shares available for future grant. The Company has made an undertaking not to issue an amount of awards under the 2005 Plan greater than two percent of the aggregate shares outstanding per fiscal year.

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

1995 Stock Option Plan

     In July 2005, SeaChange’s Board of Directors terminated the 1995 Stock Option Plan and began granting stock options under the Company’s 2005 Plan. The Amended and Restated 1995 Stock Option Plan (the “1995 Stock Option Plan”) provided for the grant of incentive stock options and nonqualified stock options. The Board of Directors is responsible for administration of the 1995 Stock Option Plan and determining the term of each option, option exercise price, number of shares for which each option is granted and the rate at which each option is exercisable. Options generally vest ratably over four years. SeaChange may not grant an employee incentive stock options with a fair value in excess of $100,000 that are initially exercisable during any one calendar year.

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

Director Option Plan

     In May 2002, SeaChange’s Board of Directors terminated the Director Option Plan and began granting stock options to the board of directors under the Company’s 1995 Stock Option Plan. In June 1996, SeaChange’s Board of Directors adopted and the stockholders approved a director stock option plan (the “Director Option Plan”) which provided for the grant of options to full time directors of SeaChange. Under the Director Option Plan, participating directors receive an option to purchase 5,062 shares of common stock per annum. Options granted under the Director Option Plan vest as to 33% of the shares underlying the option immediately upon the date of the grant, and vest as to an additional 8% of the shares underlying the option at the end of each of the next eight quarters, provided that the option holder remains a director. Directors will also receive, on each three-year anniversary of such director’s option grant date, an additional option to purchase 5,062 shares of common stock, provided that such director continues to serve on the Board of Directors. All options granted under the Director Option Plan have an exercise price equal to the fair value of the common stock on the date of grant and a term of ten years from the date of grant.

     The following table summarizes the stock option activity (excluding restricted stock units) during the years ended January 31, 2009, 2008 and 2007:

	Year ended January 31,
	2009		2008		2007
		Weighted		Weighted		Weighted
		average		average		average
	Shares	exercise price	Shares	exercise price	Shares	exercise price
Outstanding at beginning of period	4,884,205	$14.99	5,936,735	$14.85	6,449,857	$14.68
Granted	13,500	8.71	41,550	8.81	363,891	7.99
Exercised	(223,006)	5.29	(189,623)	5.91	(264,959)	6.11
Forfeited/expired/cancelled	(446,462)	15.51	(904,457)	15.65	(612,054)	15.27
Outstanding at end of period	4,228,237	$15.43	4,884,205	$14.99	5,936,735	$14.85
Options exercisable at end of period	4,169,492	$15.53	4,577,138	$15.49	5,169,736	$15.94
Weighted average remaining
contractual term (in years)		4.06		4.78		5.79

     The weighted-average fair valuation at grant date of stock options granted during the years ended January 31, 2009, 2008 and 2007, was $3.52, $3.89 and $4.10, respectively. As of January 31, 2009, the unrecognized stock-based compensation related to the unvested stock options was $61,000 net of estimated forfeitures. Total unrecognized compensation cost will be adjusted for any future changes in estimated changes in forfeitures. This cost will be recognized over an estimated weighted average amortization period of seven months.

     The total intrinsic value of options exercised during the years ended January 31, 2009, 2008 and 2007 was approximately $576,000, $299,000 and $731,000, respectively, with intrinsic value defined as the difference between the market price on the date of exercise and the grant date price.

     The cash received from employees as a result of employee stock options exercises during fiscal years 2009, 2008, and 2007 was $1.2 million, $1.1 million, and $1.6 million, respectively.

     The following table summarizes information about employee and director stock options outstanding and exercisable as of January 31, 2009:

	Options Outstanding			Options Exercisable
		Weighted
		average
		remaining	Weighted		Weighted
	Number	contractual	average	Number	average
	outstanding	terms (years)	exercise price	exercisable	exercise price
Range of exercise prices
$ 5.17 to 6.88	604,538	3.74	$6.53	594,872	$6.53
6.93 to 8.38	426,845	3.95	7.38	400,578	7.35
8.42 to 10.75	429,099	4.14	10.12	406,287	10.18
11.00 to 13.76	718,379	4.30	13.09	718,379	13.09
14.12 to 15.59	437,855	4.28	15.02	437,855	15.02
15.62 to 17.39	451,973	4.18	16.55	451,973	16.55
17.56 to 22.00	123,262	4.30	19.20	123,262	19.20
23.31 to 23.31	478,806	3.71	23.31	478,806	23.31
24.10 to 34.00	503,930	4.21	29.39	503,930	29.39
35.50 to 39.13	53,550	4.43	37.35	53,550	37.35
	4,228,237	4.08	$15.43	4,169,492	$15.53

Restricted Stock Units

     Pursuant to the 2005 Plan, SeaChange may grant restricted stock units that entitle the recipient to acquire shares of SeaChange’s common stock. Awards of restricted stock units vest in equal increments on each of the first three anniversaries of the grant of the award. Stock-based compensation expense associated with the restricted stock units is charged for the market value of the Company’s stock on the date of grant, assuming nominal forfeitures, and is amortized over the awards’ vesting period on a straight-line basis for awards with only a service condition and graded vesting basis for awards that include both a performance and service condition. The Company recorded non-performance based restricted stock unit compensation expense of $996,000, $775,000, $625,000 for the years ended January 31, 2009, 2008 and 2007, respectively. Performance-based restricted stock unit compensation of $2.1 million, $1.6 million and $248,000 was recorded during fiscal 2009, 2008 and 2007, respectively. As of January 31, 2009, 2008 and 2007, $861,000, $1.1 million and $248,000 was accrued for restricted stock units earned by the Company’s senior executives, respectively. In fiscal 2009, 381,814 shares were issued under the fiscal 2008 performance based plans. Awards of restricted stock units related to the fiscal year 2009 performance based plan will be made in fiscal year 2010.

     The following table summarizes the restricted stock unit activity as of and for the years ended January 31, 2009, 2008 and 2007:

	Year ended January 31,
	2009		2008		2006
		Weighted		Weighted		Weighted
		average		average		average
		grant date		grant date		grant date
	Shares	fair value	Shares	fair value	Shares	fair value
Nonvested at beginning of period	230,508	$8.99	240,676	$8.61	102,000	$8.01
Awarded	519,814	7.30	129,214	8.27	181,000	8.85
Vested	(287,648)	6.40	(124,050)	7.70	(35,657)	8.08
Forfeited/expired/cancelled	(4,000)	6.93	(15,332)	7.32	(6,667)	8.77
Nonvested at end of period	458,674	$8.72	230,508	$8.99	240,676	$8.61

     As of January 31, 2009, 2008 and 2007, the unrecognized stock-based compensation related to the unvested restricted stock units was $1.5 million, $1.2 million, and $1.7 million respectively. This cost will be recognized over an estimated weighted average amortization period of 1.8.

Employee Stock Purchase Plan

     In September 1996, SeaChange’s Board of Directors adopted and the stockholders approved an employee stock purchase plan (the “ESPP”), effective January 1, 1997 as amended July 16, 2008, which provides for the issuance of a maximum of 2.2 million shares of common stock to participating employees who meet eligibility requirements. Employees who would immediately after the purchase own 5% or more of the total combined voting power or value of SeaChange’s stock and directors who are not employees of SeaChange may not participate in the ESPP. The purchase price of the stock is 85% of the lesser of the average market price of the common stock on the first or last business day of each six-month plan period. In the most recent period under the ESPP ended November 30, 2008, employees purchased an aggregate of 115,872 shares at a discounted price of $6.63 per share. During the fiscal years ended January 31, 2009, 2008 and 2007, 236,707, 236,553 and 250,082 shares of common stock, respectively, were issued under the Stock Purchase Plan. The cash received from employees as a result of the ESPP during fiscal 2009, 2008 and 2007 was $1.6 million, $1.6 million, and $1.4 million, respectively. As of January 31, 2009, there were 488,444 shares available for future grant.

14. Income Taxes

     The components of income (loss) before income taxes are as follows:

	Year ended January 31,
	2009	2008	2007
	(in thousands)
Domestic	$2,840	$(13,191)	$(11,454)
Foreign	8,479	17,106	313
	$11,319	$3,915	$(11,141)

     The components of the income tax (expense) benefit are as follows:

	Year ended January 31,
	2009	2008	2007
	(in thousands)
Current:
Federal	$296	$(192)	$1,188
State	(80)	-	-
Foreign	(915)	(2,985)	(49)
	(699)	(3,177)	1,139
Deferred:
Foreign	124	1,021	493
	$(575)	$(2,156)	$1,632

     The income tax (expense) benefit computed using the federal statutory income tax rate differs from SeaChange’s effective tax rate primarily due to the following:

	Year ended January 31,
	2009	2008	2007
	(in thousands)
Statutory U.S. federal tax rate	$(3,962)	$(1,370)	$3,899
State taxes, net of federal tax benefit	52	147	557
Change in valuation allowance on U.S. net deferred tax assets	527	1,620	(3,869)
Non-deductible stock compensation expense	(255)	(465)	(996)
Other	(35)	82	314
Gain on transfer of intangible assets	-	(1,055)	-
Gain on sale of FilmFlex	-	(4,008)	-
Current year impact of FIN 48	(529)	(638)	-
Research and development tax credits	650	695	1,080
Foreign tax rate differential	2,977	2,836	647
	$(575)	$(2,156)	$1,632

     Excluded in the research and development tax credits are approximately $324,000 related to research and development tax credit resulting from exercise of employee stock options, the tax benefit of which when recognized, will be accounted for as a credit to additional paid in capital rather than a reduction in income tax.

     SeaChange’s effective tax rate was 5%, 55%, and (15%) in the years ended January 31, 2009, 2008 and 2007, respectively. The tax rate for the fiscal year 2009 was primarily driven by the utilization of $1.4 million of foreign tax credits attributable to the taxable gain from the sale of our equity investment in Filmflex in fiscal 2008.

     For the fiscal year 2008, the income tax provision was primarily attributable to the $1.1 million taxable gains recorded in the first quarter of fiscal 2008 for the ODG’s U.K. operation related to the transfer of assets to and the reimbursement of previously paid costs from On Demand Deutschland GmbH & Co. KG, the German joint venture formed in February 2007 with Tele-Munchen Fernseh GmbH & Co. Produktionsgesellschaft and to the gain on the sale of the Company’s investment in FilmFlex during fiscal 2008 for $4.0 million.

     The components of deferred income taxes are as follows:

	Year ended January 31,
	2009	2008
	(in thousands)
Deferred tax assets:
Inventories	$2,202	$2,194
Deferred revenue	1,188	1,189
Accrued expenses	1,093	809
Capitalized intangible costs	1,228	1,448
Stock-based compensation expense	1,787	1,034
Various tax credit carryforwards—federal and state	3,868	4,857
Net operating loss carryforwards	4,332	2,004
Other	673	767
Deferred tax assets	16,371	14,302
Less: Valuation allowance	(15,692)	(13,319)
Net deferred tax assets	679	983
Deferred tax liabilities:
Property and equipment	(486)	(822)
Intangible assets	(168)	(320)
Other	(146)	(153)
Deferred tax liabilities	(800)	(1,295)
Total net deferred tax liabilities	$(121)	$(312)

     At January 31, 2009, SeaChange had federal, state and foreign net operating loss carryforwards of $1.8 million, $29.1 million and $9.2 million respectively, which can be used to offset future tax liabilities and expire at various dates beginning in fiscal 2016. Utilization of these net operating loss carryforwards may be limited pursuant to provisions of the respective local jurisdiction. At January 31, 2009, SeaChange had federal and state research and development credit carryforwards of $2.6 million and $913,000, respectively and state investment tax credit carryforwards of $284,000. The federal credit carryforwards will expire at various dates beginning in fiscal 2011 if not utilized. Certain state credit carryforwards will expire at various dates beginning in fiscal 2011, while certain other state credit carryforwards may be carried forward indefinitely. Utilization of these credit carryforwards may be limited pursuant to provisions of the respective local jurisdiction. SeaChange also has alternative minimum tax credit carryforwards of $558,000 which is available to reduce future federal regular income taxes over an indefinite period.

     SeaChange reviews quarterly the adequacy of the valuation allowance for deferred tax assets. The Company has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets and has established a full valuation allowance of approximately $15.7 million for such assets, which are comprised principally of net operating loss carryforwards, research and development credits, inventory and stock based compensation. If SeaChange continues to generate pre-tax income in the future, some portion or all of the valuation allowance could be reversed and a corresponding increase in net income would be reported in future periods. The Company recorded an increase to deferred tax assets of approximately $2.0 million due to the acquisition of Mobix in November 2008 and the assumption of its net operating loss carryforwards. However this increase was entirely offset by a corollary increase to the valuation allowance resulting in no impact to the net deferred tax balances. In addition, the Company utilized during fiscal 2009 foreign net operating loss carryforwards from our acquisition of IPC Interactive Pte. Ltd (“IPC”) in 1997, resulting in the reduction of the remaining IPC goodwill balance of $253,000. These deferred tax assets were carried with a 100% valuation allowance since the acquisition; therefore, the tax benefit associated with IPC’s net operating loss carryforwards was not recorded until the Company utilized them. The $191,000 decrease in the net deferred tax liabilities was due to the difference in the accounting for ODG intangible assets. The net deferred tax liabilities cannot be offset against the Company’s deferred tax assets under U.S. generally accepted accounting principles since they relate to indefinite-lived assets and are not anticipated to reverse in the same period.

     At January 31, 2009, the Company has indefinitely reinvested $29.9 million of the cumulative undistributed earnings of certain foreign subsidiaries. Approximately $19.6 million of such earnings would be subject to U.S. taxes if repatriated to the U.S. Through January 31, 2009, the Company has not provided deferred income taxes on the undistributed earnings of its foreign subsidiaries because such earnings are considered to be indefinitely reinvested outside the U.S. Non-US income taxes are, however, provided on those foreign subsidiaries’ undistributed earnings. Determination of the potential deferred income tax liability on these undistributed earnings in not practicable because such liability, if any, is dependent on circumstances existing if and when remittance occurs.

     The Company adopted FIN 48 on February 1, 2007, at which time differences between the amounts recognized in the financial statements prior to the adoption of FIN 48 and the amounts recognized after adoption were accounted for as a cumulative effect adjustment recorded to the beginning balance of retained earnings. As a result of this implementation, the Company recognized a $456,000 increase to reserves for uncertain tax positions. This increase was accounted for as an adjustment to the beginning balance of retained earnings in fiscal 2008. As of February 1, 2007, the Company had $5.0 million of total gross unrecognized tax benefits (before consideration of any valuation allowance). Of this total, $1.0 million represents the amount of unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in future periods.

     For the year ended January 31, 2009, the Company recognized an additional tax expense for unrecognized tax benefits of $834,000. None of the amounts included in the balance of unrecognized tax benefits at January 31, 2009 of $2.2 million are related to tax positions for which it is reasonably possible that the total amounts could significantly change during the next twelve months.

     The Company recognizes accrued interest and penalties related to uncertain tax positions in income tax expense. A reconciliation of the beginning and ending balance of the total amounts of gross unrecognized tax benefits, excluding interest of $422,000 is as follows (in thousands):

	Year ended January 31,
	2009	2008
	(in thousands)
Balance of gross unrecognized tax benefits, beginning of period	$5,468	$4,772
Gross amounts of increases in unrecognized tax benefits as a result of
tax positions taken in the current period	834	698
Gross amounts of decreases in unrecognized tax benefits as a result of the
expiration of the applicable statute of limitations	-	(2)
Balance of gross unrecognized tax benefits, end of period	$6,302	$5,468

     As of January 31, 2009, the Company is subject to U.S. Federal income tax examinations for the tax years 2004 through 2007.

15. Employee Benefit Plan

     SeaChange sponsors a 401(k) retirement savings plan (the “Plan”). Participation in the Plan is available to full-time employees who meet eligibility requirements. Eligible employees may contribute up to 25% of their annual salary, subject to certain limitations. SeaChange matched contributions up to 25% of the first 6% of compensation contributed by the employee to the Plan for February 2008 and 30% from March 2008 to December 2008. Beginning in January 2009, SeaChange matched contributions up to 50% of the first 6% of compensation. The Company also contributes to various retirement plans in our international subsidiaries, of which the amounts will vary, according to the local foreign plans specific to each location.

     During the fiscal years ended January 31, 2009, 2008 and 2007, SeaChange contributed $802,000, $566,000 and $482,000, respectively.

16. Quarterly Results of Operations—Unaudited

     The following table sets forth certain unaudited quarterly results of operations for the fiscal years ended January 31, 2009 and 2008. In the opinion of management, this information has been prepared on the same basis as the audited consolidated financial statements and all necessary adjustments, consisting only of normal recurring adjustments, have been included in the amounts stated below to present fairly the quarterly information when read in conjunction with the audited consolidated financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K. The selected financial data for the quarters ended April 30, 2007 through July 31, 2008, respectively have been recast to reflect the reclassification of foreign currency gain (loss) from operating expenses to other income (expense) below operating income. The quarterly operating results are not necessarily indicative of future results of operations.

	Three months ended
	April 30,	July 31,	October 31,	January 31,	April 30,	July 31,	October 31,	January 31,
	2007	2007	2007	2008	2008	2008	2008	2009
Revenue	$38,844	$44,194	$49,024	$47,831	$45,384	$50,705	$51,795	$53,952
Gross profit	17,817	15,145	24,278	23,724	22,762	24,640	28,143	27,751
Operating expenses	21,834	23,753	21,213	22,164	22,580	23,509	23,176	23,837
Net (loss) income	(4,583)	(7,850)	3,305	12,030	343	1,487	3,367	4,777
(Loss) earnings per
share-Basic	(0.16)	(0.27)	0.11	0.40	0.01	0.05	0.11	0.16
(Loss) earnings per
share-Diluted	(0.16)	(0.27)	0.11	0.40	0.01	0.05	0.11	0.15

Schedule II
SEACHANGE INTERNATIONAL, INC.
VALUATION OF QUALIFYING ACCOUNTS AND RESERVES

Years ended January 31, 2009, 2008, and 2007

	Balance at
	beginning of	Charged to costs	Deductions and	Other	Balance at end
	period	and expenses	write-offs	Adjustments	of period
	(in thousands)
Accounts Receivable Allowance:
Year ended January 31, 2009	$663	$670	$(480)	$-	$853
Year ended January 31, 2008	466	486	(224)	(65)	663
Year ended January 31, 2007	405	403	(305)	(37)	466

	Balance at
	beginning of				Balance at end
	period	Additions	Deletions	Adjustments	of period
	(in thousands)
Deferred Tax Assets Valuation Allowance:
Year ended January 31, 2009	$13,319	$2,373	$-	$-	$15,692
Year ended January 31, 2008	18,785	-	(1,393)	(4,073)	13,319
Year ended January 31, 2007	15,444	6,702	-	(3,361)	18,785