Form 10-Q
period 2009-04-30
SEACHANGE INTERNATIONAL INC
filed 2009-06-09
CIK 1019671

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

_______________________

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2009

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number: 0-21393

_______________________

SEACHANGE INTERNATIONAL, INC.
(Exact name of registrant as specified in its charter)

_______________________

Delaware	04-3197974
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

50 Nagog Park, Acton, MA 01720
(Address of principal executive offices, including zip code)

Registrant’s telephone number, including area code: (978) 897-0100

_______________________

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.   YES   ☒ NO   ☐

     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   YES   ☒ NO   ☐

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):   YES   ☐ NO   ☒

The number of shares outstanding of the registrant’s Common Stock on June 5, 2009 was 30,790,889.

SEACHANGE INTERNATIONAL, INC.

Table of Contents

		Page
PART I. FINANCIAL INFORMATION
Item 1.	Unaudited Financial Statements
	Condensed Consolidated Balance Sheets at April 30, 2009 and January 31, 2009	3
	Condensed Consolidated Statements of Operations for the three months ended April 30, 2009 and April
	30, 2008	4
	Condensed Consolidated Statements of Cash Flows for the three months ended April 30, 2009 and April
	30, 2008	5
	Notes to Condensed Consolidated Financial Statements	6-15
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15-23
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	23-24
Item 4.	Controls and Procedures	24
PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	25
Item 1A.	Risk Factors	25
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	26
Item 6.	Exhibits	26
SIGNATURES		27

PART I – FINANCIAL INFORMATION

ITEM 1. Financial Statements

SEACHANGE INTERNATIONAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	April 30,	January 31,
	2009	2009
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$66,860	$62,458
Restricted cash	1,472	1,431
Marketable securities	8,954	9,447
Accounts receivable, net of allowance for doubtful accounts of $900
and $853, respectively	43,792	41,513
Income taxes receivable	565	771
Unbilled receivables	3,834	4,595
Inventories, net	17,730	17,251
Prepaid expenses and other current assets	4,153	3,348
Total current assets	147,360	140,814
Property and equipment, net	37,266	35,217
Marketable securities, long-term	13,403	12,415
Investments in affiliates	13,043	13,043
Intangible assets, net	4,106	4,621
Goodwill	28,633	27,422
Other assets	512	451
Total assets	$244,323	$233,983
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$13,765	$11,951
Income taxes payable	699	519
Other accrued expenses	8,939	10,592
Customer deposits	9,339	1,966
Deferred revenues	25,533	26,237
Total current liabilities	58,275	51,265
Deferred revenue, long-term	9,122	6,737
Distribution and losses in excess of investment	1,785	1,745
Deferred tax liabilities and taxes payable, long-term	2,072	2,000
Total liabilities	71,254	61,747
Commitments and contingencies (Note 6)
Stockholders’ equity:
Convertible preferred stock, $0.01 par value; 5,000,000 shares authorized,
none issued or outstanding	-	-
Common stock, $0.01 par value, 100,000,000 shares authorized; 31,869,837 and 31,822,838
shares issued; 30,698,041 and 30,949,457 outstanding, respectively	318	318
Additional paid-in capital	207,172	206,411
Treasury stock, at cost 1,171,796 and 873,381 common shares, respectively	(7,709)	(5,989)
Accumulated deficit	(17,775)	(18,773)
Accumulated other comprehensive loss	(8,937)	(9,731)
Total stockholders’ equity	173,069	172,236
Total liabilities and stockholders’ equity	$244,323	$233,983

The accompanying notes are an integral part of these condensed consolidated financial statements.

SEACHANGE INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share data)
(unaudited)

	Three Months Ended
	April 30,
	2009	2008
Revenues:
Products	$26,370	$26,994
Services	22,506	18,390
	48,876	45,384
Cost of revenues:
Products	9,969	10,725
Services	13,889	11,897
	23,858	22,622
Gross profit	25,018	22,762
Operating expenses:
Research and development	12,104	10,476
Selling and marketing	6,264	6,423
General and administrative	4,867	5,285
Amortization of intangibles	479	396
	23,714	22,580
Income from operations	1,304	182
Interest and other income, net	135	869
Income before income taxes and equity loss in earnings of affiliates	1,439	1,051
Income tax expense	(244)	(425)
Equity loss in earnings of affiliates, net of tax	(197)	(283)
Net income	$998	$343
Earnings per share:
Basic	$0.03	$0.01
Diluted	$0.03	$0.01
Weighted average common shares outstanding:
Basic	30,847	30,477
Diluted	31,220	30,817

The accompanying notes are an integral part of these condensed consolidated financial statements.

SEACHANGE INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended
	April 30,
	2009	2008
Cash flows from operating activities:
Net income	$998	$343
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	1,784	1,728
Amortization of intangibles and capitalized software	530	588
Inventory valuation charge	120	260
Provision for doubtful accounts receivable	50	70
Discounts earned and amortization of premiums on marketable securities	27	15
Equity loss in earnings of affiliates	197	283
Stock-based compensation expense	761	869
Deferred income taxes	(98)	121
Changes in operating assets and liabilities:
Accounts receivable	(2,233)	(14,676)
Unbilled receivables	761	1,417
Inventories	(1,784)	(3,011)
Income taxes receivable	206	35
Prepaid expenses and other assets	(778)	(789)
Accounts payable	1,784	(384)
Income taxes payable	212	713
Accrued expenses	(1,680)	(372)
Customer deposits	7,373	(107)
Deferred revenues	1,671	5,583
Other	26	21
Net cash provided by (used in) operating activities	9,927	(7,293)
Cash flows from investing activities:
Purchases of property and equipment	(2,434)	(715)
Purchases of marketable securities	(11,118)	(11,355)
Proceeds from sale and maturity of marketable securities	10,555	9,974
Acquisition of businesses and payment of contingent consideration	(723)	-
Investment in Affiliates	(212)	(227)
Net cash used in investing activities	(3,932)	(2,323)
Cash flows from financing activities:
Purchase of treasury stock	(1,720)	(1,823)
Proceeds from issuance of common stock relating to the stock plans	-	330
Net cash used in financing activities	(1,720)	(1,493)
Effect of exchange rates on cash	127	(103)
Net increase (decrease) in cash and cash equivalents	4,402	(11,212)
Cash and cash equivalents, beginning of period	62,458	63,359
Cash and cash equivalents, end of period	$66,860	$52,147
Supplemental disclosure of non-cash activities:
Transfer of items originally classified as inventories to equipment	$1,185	$440
Issuance of equity for ODG contingent consideration	-	8,150
Conversion of accounts receivable to equity related to investment in affiliate	-	332

The accompanying notes are an integral part of these condensed consolidated financial statements.

SEACHANGE INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements as of April 30, 2009 and for the three months ended April 30, 2009 and 2008, respectively, include the accounts of SeaChange International, Inc. and its subsidiaries (“SeaChange” or the “Company”) in accordance with generally accepted accounting principles for interim financial reports and the instructions for Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared under generally accepted accounting principles have been condensed or omitted pursuant to such regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K as filed with the SEC for the fiscal year ended January 31, 2009. In the opinion of management, the accompanying financial statements include all adjustments necessary to present a fair statement of financial position as of April 30, 2009 and results of operations and cash flows for the three months ended April 30, 2009 and 2008. The results of operations and cash flows for the period ended April 30, 2009 are not necessarily indicative of the operating results and cash flows for the full fiscal year or any future periods.

The preparation of these financial statements in conformity with accounting principles generally accepted in the United States of America requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and disclosure of contingent assets and liabilities. On an ongoing basis, management evaluates these estimates and judgments, including those related to revenue recognition, valuation of inventory and accounts receivable, valuation of investments and income taxes, stock-based compensation, goodwill, intangible assets and related amortization. The Company bases these estimates on historical and anticipated results and trends and on various other assumptions that the Company believes are reasonable under the circumstances, including assumptions as to future events. These estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. By their nature, estimates are subject to an inherent degree of uncertainty. Actual results may differ from management’s estimates. Additionally, the statement of operations for the quarter ended April 30, 2008 has been recast to reflect the reclassification of foreign currency gain (loss) from operating expenses to interest and other income, net below operating income. These reclassifications had no impact on the Company’s results of operations or financial position.

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

Level 2: Observable market based inputs or unobservable inputs that are corroborated by market data.

 Level 3: Unobservable inputs that are not corroborated by market data.

     The Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of April 30, 2009 are as follows:

	April 30,	Fair Value Measurements Using
	2009	Level 1	Level 2	Level 3
		(in thousands)
Financial assets:
Available for sale marketable securities:
Current marketable securities	$8,954	$8,954	$-	$-
Non-current marketable securities	13,403	12,403	-	1,000
Total	$22,357	$21,357	$-	$1,000

The following table sets forth a reconciliation of assets measured at fair value on a recurring basis with the use of significant unobservable inputs (Level 3) from January 31, 2009 to April 30, 2009 (in thousands):

Investment in
Marketable Securities
Balance at January 31, 2009	$1,000
Purchases	-
Balance at April 30, 2009	$1,000

The Company relies on mark to market valuations to record the fair value of the Company’s available for sale security assets which are measured under a Level 1 input. These assets are publicly traded equity securities for which market prices are readily observable and recorded under the guidelines of SFAS 115. At April 30, 2009, we had $9.0 million in short-term marketable securities and $13.4 million in long-term marketable securities. Of the $22.4 million in available-for-sale securities at April 30, 2009, the Company holds $1.0 million in auction rate securities ("ARS") that were intended to provide liquidity via an auction process that resets the applicable interest rate in the event there is no new investment in these securities. Due to the uncertainty in the credit markets, this $1.0 million ARS holding in our investment portfolio has failed to settle on its respective settlement date resulting in illiquidity in this investment. Consequently, we have not been able to access these funds and do not expect to do so until a future auction of these investments is successful or a buyer is found outside the auction process. Although the maturity date of the underlying security of our ARS investment is twenty-three years, we currently have sufficient cash and cash equivalents, cash from operations and access to unused credit facilities to meet our short term liquidity requirements and do not anticipate that we will need to access our ARS investment. Accordingly, the Company has classified this investment at par value which approximates fair value.

3. Inventories

Inventories consist of the following:

	April 30,	January 31,
	2009	2009
	(in thousands)
Components and assemblies	$9,458	$8,501
Finished products	8,272	8,750
Total inventory, net	$17,730	$17,251

4. Investments in Affiliates

On Demand Deutschland GmbH & Co. KG

On February 27, 2007, the On Demand Group Limited (“ODG”), a wholly-owned U.K. subsidiary of SeaChange, entered into an agreement with Tele-Munchen Fernseh GmbH & Co. Produktionsgesellschaft (TMG) to create a joint venture named On Demand Deutschland GmbH & Co. KG. On Demand Deutschland specializes in establishing on-demand and pay-per-view services on multiple platforms in German-speaking Europe. ODG contributed $2.8 million to acquire its 50% ownership interest in the joint venture of which $2.6 million consisted of the fair value of customer contracts and content license agreements contributed by ODG and $154,000 represented a cash contribution. The customer contracts and licensed content had no book value. SeaChange determined that this investment is an operating joint venture and does not require consolidation under the accounting guidance of FIN No. 46R. Consequently, SeaChange accounts for this investment under the equity method of accounting.

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

ODG entered into a Service Agreement with the joint venture whereby ODG provides content aggregation, distribution, marketing and administration services to the joint venture under an arm’s length fee structure. In the three months ended April 30, 2009 and 2008, ODG recorded revenues of $344,000 and $581,000 (USD equivalent) respectively, related to the Service Agreement. ODG’s share of profits from this agreement in proportion to its equity ownership interest is eliminated in consolidation.

The Shareholder’s Agreement requires ODG to provide cash contributions up to $4.2 million (USD equivalent) upon the request of the joint venture’s management and approval by the shareholders of the joint venture. In February 2009, ODG made an additional cash contribution of $212,000 to the joint venture.

ODG recorded its proportionate share of the joint venture’s losses for the three months ending April 30 2009 and April 30, 2008 of $197,000 and $283,000 respectively. Due to the capital distribution and ODG’s share of the joint venture’s net loss exceeding the book value of its investment in the joint venture, the investment is recorded as a long-term liability of $1.6 million at April 30, 2009 and 2008.

5. Acquisitions and Dispositions

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

At the closing, ODG paid the shareholders of Mobix approximately £2 million (approximately $3 million USD) in cash for the Mobix Shares, with an additional £1 million (approximately $1.5 million USD) deposited in escrow which was subsequently released back to ODG on May 27, 2009 due to Mobix failing to meet certain performance goals within the Share Purchase Agreement. Previously, on March 16, 2009, ODG paid £500,000 in cash (approximately $700,000 USD) to the former shareholders of Mobix due to Mobix meeting a performance goal within the Share Purchase Agreement. This payment was recorded as goodwill on the Company’s balance sheet as of April 30, 2009.

In addition, under the earnout provisions in the Share Purchase Agreement, if Mobix meets certain performance goals over the three year period ending November 19, 2011, primarily related to the financial performance of Mobix, SeaChange will be obligated to make additional cash payments aggregating £8.3 million (approximately $12.4 million USD). The contingent consideration will be reduced or increased based upon Mobix’s actual performance relative to the performance goals. Any payout of contingent consideration will be recorded as additional goodwill.

The acquisition was accounted for under the purchase method of accounting. Accordingly, the financial position and results of operations of Mobix’s business have been consolidated subsequent to the acquisition date. The Company is currently undergoing a valuation of the assets and liabilities acquired and it is expected to finalize the purchase price allocation by the fourth quarter of fiscal 2010. The allocation of the purchase price is preliminarily based on the Company’s best estimates of fair values as of November 19, 2008 and is as follows, subject to the final valuation results (in thousands):

Consideration:
Cash paid, net of cash acquired of $209	$3,514
Transaction costs	413
Total consideration	$3,927
Preliminary allocation of the purchase consideration:
Liabilities assumed	$(898)
Tangible assets acquired	592
Goodwill	4,233
$3,927

SeaChange determined that the goodwill included the value of the Mobix work force and expected synergies in global sales and marketing, especially within the European market, and in content services related to the deployment of mobile video services for wireless network operators. The goodwill generated from the acquisition is not tax deductible. The acquired assets, including goodwill, have been assigned to the Media Services operating segment.

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

SeaChange enters into agreements in the ordinary course of business with customers, resellers, distributors, integrators and suppliers. Most of these agreements require SeaChange to defend and/or indemnify the other party against intellectual property infringement claims brought by a third party with respect to SeaChange’s products. From time to time, SeaChange also indemnifies customers and business partners for damages, losses and liabilities they may suffer or incur relating to personal injury, personal property damage, product liability, and environmental claims relating to the use of SeaChange’s products and services or resulting from the acts or omissions of SeaChange, its employees, authorized agents or subcontractors. For example, SeaChange has received requests from several of its customers for indemnification of patent litigation claims asserted by Acacia Media Technologies, USA Video Technology Corporation, Multimedia Patent Trust, and VTran Media Technologies. Management performed an analysis of these requests under Statement of Financial Accounting Standards No. 5, Accounting for Contingencies (“SFAS 5”) as interpreted by FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others (“FIN45”).

SeaChange warrants that its products, including software products, will substantially perform in accordance with its standard published specifications in effect at the time of delivery. Most warranties have at least a one year duration that generally commence upon installation. In addition, SeaChange provides maintenance support to customers and therefore allocates a portion of the product purchase price to the initial warranty period and recognizes revenue on a straight line basis over that warranty period related to both the warranty obligation and the maintenance support agreement. When SeaChange receives revenue for extended warranties beyond the standard duration, it is deferred and recognized on a straight line basis over the contract period. Related costs are expensed as incurred.

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

7. Treasury Stock

On March 11, 2009, SeaChange’s Board of Directors authorized the repurchase of up to $20.0 million of its common stock, par value $.01 per share, through a share repurchase program. As authorized by the program, shares may be purchased in the open market or through privately negotiated transactions in a manner consistent with applicable securities laws and regulations, including pursuant to a Rule 10b5-1 plan maintained by the Company. This share repurchase program does not obligate the Company to acquire any specific number of shares and may be suspended or discontinued at any time. All repurchases are expected to be funded from the Company’s current cash and investment balances. The timing and amount of the shares to be repurchased will be based on market conditions and other factors, including price, corporate and regulatory requirements and alternative investment opportunities. The repurchase program is scheduled to terminate on January 31, 2010. During the three months ended April 30, 2009, the Company repurchased 298,415 shares at a cost of $1.7 million.

8. Segment Information

The Company is managed and operated as three segments, Software, Servers and Storage, and Media Services, as defined by SFAS No. 131, Disclosure about Segments of an Enterprise and Related Information. A description of the three reporting segments is as follows:

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
  Media Services segment includes the operations of ODG, including the acquisition of Mobix on November 19, 2008, activities which include content acquisition and preparation services for television service providers and related operating expenses.

Under this reporting structure, the Company further determined that there are significant functions, and therefore costs, that are considered corporate expenses and are not allocated to the reportable segments for the purposes of assessing performance and making operating decisions. These unallocated costs include general and administrative expenses, other than general and administrative expenses related to ODG and Mobix, interest and other income, net, taxes and equity losses in affiliates, which are managed separately at the corporate level.

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

	Three Months Ended
	April 30,
	2009	2008
Software	(in thousands)
Revenue:
Products	$16,285	$19,153
Services	14,333	10,910
Total revenue	30,618	30,063
Gross profit	17,730	16,496
Operating expenses:
Research and development	9,478	8,187
Selling and marketing	3,678	3,720
Amortization of intangibles	385	364
	13,541	12,271
Income from operations	$4,189	$4,225

Servers and Storage
Revenue:
Products	$10,085	$7,841
Services	3,968	3,466
Total revenue	14,053	11,307
Gross profit	6,898	5,599
Operating expenses:
Research and development	2,626	2,289
Selling and marketing	2,586	2,673
	5,212	4,962
Income from operations	$1,686	$637

Media Services
Service revenue	$4,205	$4,014
Gross profit	390	667
Operating expenses:
Selling and marketing	-	30
General and administrative	819	815
Amortization of intangibles	94	32
	913	877
Loss from operations	$(523)	$(210)

Unallocated Corporate
Operating expenses:
General and administrative	$4,048	$4,470
Total unallocated corporate expenses	$4,048	$4,470

Consolidated income from operations	$1,304	$182

For the period ended April 30, 2008, The Company has reclassified revenue originated in Canada from Latin American revenue to North American revenue and added the United Kingdom revenue to Europe and Middle East to conform to the April 30, 2009 presentation.

The following table summarizes revenues by geographic locations:

	Three Months Ended
	April 30,
	2009		2008
	Amount	%	Amount	%
Revenues by customers' geographic locations:	(in thousands, except percentages)
North America	$37,124	76%	$31,484	70%
Europe and Middle East	9,061	19%	9,587	21%
Latin America	1,572	3%	957	2%
Asia Pacific and other international locations	1,119	2%	3,356	7%
Total	$48,876		$45,384

The following summarizes revenues by significant customer where such revenue exceeded 10% of total revenues for the indicated period:

	Three Months Ended
	April 30,
	2009	2008
Customer A	24%	27%
Customer B	10%	13%
Customer C	18%	-	*

* Denotes a percentage less than 10%

International sales accounted for approximately 26% and 31% of total revenues in the three months ended April 30, 2009 and 2008, respectively. In light of the high proportion of revenues derived from our international businesses, we expect that any adverse movements in foreign currency exchange rates could have an impact on our future translated results within the Condensed Consolidated Statements of Operations.

At April 30, 2009, three different customers accounted for approximately 25%, 23% and 12%, respectively, of the accounts receivable and unbilled receivables balances, and at January 31, 2009, two customers accounted for 27% and 14%, respectively, of SeaChange’s accounts receivable and unbilled receivables balances.

Goodwill allocated to the Company’s reportable segments and changes in the carrying amount of goodwill for the first three months of fiscal 2010 were as follows:

	Goodwill
	Software	Servers & Storage	Media Services	Total
	(in thousands)
Balance at January 31, 2009	$10,162	$754	$16,506	$27,422
Mobix acquisition (Note 5)	-	-	723	723
Cumulative translation adjustment	-		488	488
Balance at April 30, 2009	$10,162	$754	$17,717	$28,633

9. Income Taxes

For the three months ended April 30, 2009, the Company recorded an income tax provision of $244,000 on income before taxes and equity loss in earnings of affiliates of $1.4 million, resulting in an effective income tax provision rate of 17%. For the three months ended April 30, 2008, the Company recorded an income tax provision of $425,000 on income before income taxes and equity losses in earnings of affiliates of $1.1 million, resulting in an effective income tax provision rate of 40%.

As of April 30, 2009, the Company has maintained the full valuation allowance against its net U.S. deferred tax assets primarily due to the uncertainties related to the Company’s ability to generate sufficient pre-tax income for fiscal 2010 and thereafter. If SeaChange generates sufficient pre-tax income in the future, some portion or all of the valuation allowance could be reversed and a corresponding increase in net income would be reported in future periods.

10. Comprehensive Income

During the first quarter of fiscal year 2010, the U.S. dollar weakened against foreign currencies held by our subsidiaries. The Company’s Media Services operations in the United Kingdom generated a foreign currency gain of $835,000 which was recorded as accumulated other comprehensive income increasing the Company’s equity section of the balance sheet over the prior period.

The components of comprehensive income consisted of the following:

	Three Months Ended
	April 30,
	2009	2008
	(in thousands)
Net income	$998	$343
Other comprehensive income (loss):
Foreign currency translation adjustment	835	(176)
Unrealized loss on marketable securities, net of tax	(41)	(114)
Other comprehensive income (loss), net of tax	794	(290)
Comprehensive income	$1,792	$53

11. Earnings Per Share

Earnings per share are presented in accordance with SFAS No. 128, “Earnings Per Share,” which requires the presentation of “basic” earnings per share and “diluted” earnings per share. Basic earnings per share are computed by dividing earnings available to common shareholders by the weighted-average shares of common stock outstanding during the period. For the purposes of calculating diluted earnings per share, the denominator includes both the weighted average number of shares of common stock outstanding during the period and the weighted average number of shares of potential common stock, such as stock options and restricted stock units and warrants, calculated using the treasury stock method.

For the three months ended April 30, 2009 and 2008, respectively, 4,405,291 and 4,565,799 common stock equivalents respectively were anti-dilutive based on the Company’s stock price being lower than the option exercise price.

Below is a summary of the shares used in calculating basic and diluted income per share for the periods indicated:

	Three Months Ended
	April 30,
	2009	2008
	(in thousands)
Weighted average shares used in calculating
earnings per share—Basic	30,847	30,477
Dilutive common stock options	373	340

Weighted average shares used in calculating
earnings per share—Diluted	31,220	30,817

12. Recently Issued Accounting Pronouncements

In April 2009, the Financial Accounting Standards Board issued FASB Staff Position (FSP) SFAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, to provide additional guidance on estimating fair value when the volume and level of activity for an asset or liability have significantly decreased. The FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly. The FSP emphasizes that, regardless of whether the volume and level of activity for an asset or liability have decreased significantly and regardless of which valuation technique was used, the objective of a fair value measurement under FASB Statement 157, Fair Value Measurements, remains the same—to estimate the price that would be received to sell an asset or transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The FSP also requires expanded disclosures. FSP SFAS 157-4 is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009, and must be applied prospectively. If an entity adopts either FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, or FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, for periods ending after March 15, 2009, then it must adopt this FSP at the same time. The Company intends to adopt FSP SFAS 157-4 effective July 31, 2009 and apply its provisions prospectively. The Company is in the process of evaluating the impact FSP SFAS 157-4 will have on valuing its financial assets and liabilities.

In April 2009, the Financial Accounting Standards Board issued FASB Staff Position (FSP) SFAS 115-2 and SFAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, to make the guidance on other-than-temporary impairments of debt securities more operational and improve the financial statement disclosures related to other-than-temporary impairments for debt and equity securities. The FSP clarifies the interaction of the factors that should be considered when determining whether a debt security is other-than-temporarily impaired. To evaluate whether a debt security is other-than-temporarily impaired, an entity must first determine whether the fair value of the debt security is less than its amortized cost basis at the balance sheet date. If the fair value is less than the amortized cost basis, then the entity must assess whether it intends to sell the security and whether it is more likely than not that it will be required to sell the debt security before recovery of its amortized cost basis. If an entity determines that it will sell a debt security or that it more likely than not will be required to sell a debt security before recovery of its amortized cost basis, then it must recognize the difference between the fair value and the amortized cost basis of the debt security in earnings. Otherwise, the other-than-temporary impairment must be separated into two components: the amount related to the credit loss and the amount related to all other factors. The amount related to the credit loss must be recognized in earnings, while the other component must be recognized in other comprehensive income, net of tax. The portion of other-than-temporary impairment recognized in earnings would decrease the amortized cost basis of the debt security, and subsequent recoveries in the fair value of the debt security would not result in a write-up of the amortized cost basis. FSP SFAS 115-2 and SFAS 124-2 is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. If an entity adopts either FSP SFAS 157-4 or FSP SFAS 107-1 and APB 28-1 for periods ending after March 15, 2009, then it must adopt this FSP at the same time. The Company intends to adopt FSP FAS 115-2 and FAS 124-2 effective July 31, 2009. The Company is in the process of evaluating the impact FSP FAS 115-2 and FAS 124-2 will have on its financial statements.

In April 2009, the Financial Accounting Standards Board issued FASB Staff Position (FSP) SFAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, to require, on an interim basis, disclosures about the fair value of financial instruments for public entities. FSP SFAS 107-1 and APB 28-1 is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. An entity may early adopt this FSP only if it concurrently adopts both FSP SFAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, and FSP SFAS 115-2 and SFAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairment. The Company intends to adopt FSP SFAS 107-1 and APB 28-1 effective July 31, 2009.

Impact of the Recently Adopted Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board issued Statement 141 (“FASB 141” revised 2007), Business Combinations (“SFAS 141R”), to change how an entity accounts for the acquisition of a business. SFAS 141R replaces existing SFAS 141 in its entirety for business combinations. SFAS 141R carries forward the existing requirements to account for all business combinations using the acquisition method (formerly called the purchase method). In general, SFAS 141R requires acquisition-date fair value measurement of identifiable assets acquired, liabilities assumed, and noncontrolling interests in the acquiree. SFAS 141R eliminates the current cost-based purchase method under SFAS 141.

The new measurement requirements result in the recognition of the full amount of acquisition-date goodwill, which includes amounts attributable to noncontrolling interests. The acquirer recognizes in income any gain or loss on the remeasurement to acquisition-date fair value of consideration transferred or of previously acquired equity interests in the acquiree. Neither the direct costs incurred to effect a business combination nor the costs the acquirer expects to incur under a plan to restructure an acquired business may be included as part of the business combination accounting. As a result, those costs are charged to expense when incurred, except for debt or equity issuance costs, which are accounted for in accordance with other generally accepted accounting principles. SFAS 141R also changes the accounting for contingent consideration, in process research and development, and restructuring costs. In addition, after SFAS 141R is adopted, changes in uncertain tax positions or valuation allowances for deferred tax assets acquired in a business combination are recognized as adjustments to income tax expense or contributed capital, as appropriate, even if the deferred tax asset or tax position was initially acquired prior to the effective date of SFAS 141R. The Company adopted SFAS 141R as of the required effective date of February 1, 2009 and applies its provisions prospectively to business combinations that occur after adoption. The Company did not have any business combinations during the three months ended April 30, 2009 and thus the adoption of SFAS 141R did not have a significant effect on the Company’s financial statements. Additionally, there were no changes in the Company’s previously acquired deferred tax assets or uncertain tax positions.

On December 12, 2007, the FASB ratified Emerging Issues Task Force (“EITF”) Issue No. 07-01, Accounting for Collaborative Arrangements (“EITF 07-01”). EITF 07-01 defines collaborative arrangements and establishes reporting requirements for transactions between participants in a collaborative arrangement and between participants in the arrangement and third parties. EITF 07-01 also establishes the appropriate income statement presentation and classification for joint operating activities and payments between participants, as well as the sufficiency of the disclosures related to these arrangements. EITF 07-01 became effective for the Company beginning February 1, 2009. Companies are required to apply EITF 07-01 using a modified version of retrospective transition for those arrangements in place at the effective date. In addition, companies are required to report the effects of the application of EITF 07-01 as a change in accounting principle through retrospective application to all prior periods presented for all arrangements existing as of the effective date, unless it is impracticable to apply the effects of the change retrospectively. The Company does not currently have any collaborative arrangements. The adoption of EITF 07-01 did not have a material impact on the Company’s results of operations and financial position.

In April 2008, the Financial Accounting Standards Board issued FASB Staff Position (FSP) SFAS 142-3, Determination of the Useful Life of Intangible Assets, to provide guidance for determining the useful life of recognized intangible assets and to improve consistency between the period of expected cash flows used to measure the fair value of a recognized intangible asset and the useful life of the intangible asset as determined under FASB Statement 142 (“SFAS 142”), Goodwill and Other Intangible Assets. The FSP requires that an entity consider its own historical experience in renewing or extending similar arrangements. However, the entity must adjust that experience based on entity-specific factors included in SFAS 142. If the company lacks historical experience to consider for similar arrangements, it would consider assumptions that market participants would use about renewal or extension, as adjusted for the entity-specific factors under SFAS 142. The Company adopted FSP FAS 142-3 as of the required effective date of February 1, 2009. The Company did not acquire any intangible assets during the three months ended April 30, 2009 nor did it have intangible assets with implicit or explicit renewal or extension terms. As a result, the adoption of FSP SFAS 142-3 did not have a significant effect on the Company’s results of operations and financial position.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following information should be read in conjunction with the unaudited condensed consolidated financial information and the notes thereto included in this Quarterly Report on Form 10-Q. In addition to historical information, the following discussion and other parts of this Quarterly Report contain forward-looking statements, as that term is defined in the Private Securities Litigation Reform Act of 1995, that involve risks and uncertainties. You should not place undue reliance on these forward-looking statements. Actual events or results may differ materially due to competitive factors and other factors referred to in Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for our fiscal year ended January 31, 2009 and elsewhere in this Quarterly Report. These factors may cause our actual results to differ materially from any forward-looking statement.

Overview

We are a leading developer, manufacturer and marketer of digital video systems and services including the management, aggregation, licensing, storage, and distribution of video, television, gaming and advertisement content to cable system operators, telecommunications companies and broadcast television companies.

The Company is managed and operated as three segments, Software, Servers and Storage, and Media Services, as defined by SFAS No. 131, Disclosure about Segments of an Enterprise and Related Information. A description of the three reporting segments is as follows:

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
  Media Services segment includes the operations of ODG, including the acquisition of Mobix on November 19, 2008, activities which include content acquisition and preparation services for television service providers and related operating expenses.

The Company determined there are significant functions, and therefore costs, that are considered corporate expenses and are not allocated to the reportable segments for the purposes of assessing performance and making operating decisions. These unallocated costs include general and administrative expenses, other than general and administrative expenses related to ODG and Mobix, interest and other income, net, taxes and equity losses in earnings of affiliates, which are managed separately at the corporate level.

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

Three Months ended April 30, 2009 Compared to the Three Months Ended April 30, 2008

The following table sets forth statement of operations data for the three months ended April 30, 2009 compared to the three months ended April 30, 2008.

	Three Months Ended
	April 30,
	2009	2008
	(in thousands)
Revenues:
Products	$26,370	$26,994
Services	22,506	18,390
	48,876	45,384

Costs and expenses:
Cost of product revenues	9,969	10,725
Cost of service revenues	13,889	11,897
Research and development	12,104	10,476
Selling and marketing	6,264	6,423
General and administrative	4,867	5,285
Amortization of intangibles	479	396
Income from operations	1,304	182
Interest and other income, net	135	869
Income before income taxes and equity loss in earnings of affiliates	1,439	1,051
Income tax expense	(244)	(425)
Equity loss in earnings of affiliates, net of tax	(197)	(283)
Net income	$998	$343

Revenues

The following table summarizes information about the Company’s reportable segment revenues for the three months ended April 30, 2009 and 2008.

	Three Months Ended
	April 30,
	2009	2008	%
	(in thousands, except for percentage data)
Software revenues:
Products	$16,285	$19,153	-15%
Services	14,333	10,910	31%
Total Software revenues	$30,618	$30,063	2%

Servers and Storage revenues:
Products	$10,085	$7,841	29%
Services	3,968	3,466	14%
Total Servers and Storage revenues	$14,053	$11,307	24%

Media Services:
Services	$4,205	$4,014	5%

Total consolidated revenue:
Products	$26,370	$26,994	-2%
Services	22,506	18,390	22%
Total consolidated revenues	$48,876	$45,384	8%

Product Revenues. Product revenues decreased 2% to $26.4 million in the three months ended April 30, 2009 from $27.0 million in the three months ended April 30, 2008. Product revenues from the Software segment accounted for 62% and 71% of the total product revenue for the three months ended April 30, 2009, and 2008, respectively. The Servers and Storage segment accounted for 38% and 29% of total product revenues in the three months ended April 30, 2009 and 2008, respectively. The increased percentage of Server and Storage revenue is due to higher VOD server shipments year over year.

Services Revenues. Our Services revenues increased 22% year over year to $22.5 million in the three months ended April 30, 2009 from $18.4 million in the three months ended April 30, 2008. For the three months ended April 30, 2009 and 2008, Services revenues for the Software segment accounted for 64% and 59% of the total services revenue, respectively. Servers and Storage services revenue accounted for 18% and 19% of total services revenue and Media Services accounted for 18% and 22% of total services revenues in three months ended April 30, 2009 and 2008, respectively. The increased percentage of Software segment services revenues is due to higher VOD software maintenance and professional services year over year.

For the three months ended April 30, 2009 three customers accounted for more than 52% of our total revenues, and two customers accounted for more than 40% of our total revenues for the three months ended April 30, 2008. Revenue from each of these customers was comprised of Software and Servers and Storage segment revenues. We believe that a significant amount of our revenues will continue to be derived from a limited number of customers.

International sales accounted for approximately 26% and 31% of total revenues in the three months ended April 30, 2009 and 2008, respectively. We expect that international products and services revenues will remain a significant portion of our business in the future. A majority of our international sales are denominated in United States dollars (USD), and for the three months ended April 30, 2009 and 2008, respectively, approximately 67% and 71% of international revenues were transacted in USD.

Software Revenues. Revenues from our Software segment for the three months ended April 30, 2009 increased $500,000, or a 2% increase compared to the three months ended April 30, 2008. The $3.4 million increase in services revenue for the Software segment was primarily due to VOD product maintenance contracts and other technical support services from growth in our installed base of products. In addition, higher software licensing revenues of Axiom from Comcast and Verizon were partially offset by lower software licensing revenue from our Advertising products of $1.1 million primarily from lower orders from Comcast, lower TV Navigator revenue of $700,000 due to lower pricing, and lower Broadcast revenue of $800,000 due to reduced customer orders. There were also two large nonrecurring orders during our first quarter of fiscal 2009 for our VODlink and VOD hospitality software products.

Servers and Storage Revenues. Revenues from the Servers and Storage segment for the three months ended April 30, 2009 increased $2.7 million or 24% compared to related revenues in the three months ended April 30, 2008. The increase in product revenues in the three months ended April 30, 2009 of $2.2 million compared to the same quarter in the previous year was primarily due to increased shipments of VOD servers of $2.9 million primarily to Verizon, and increased services revenues of $500,000 due to higher VOD server maintenance revenue which was partially offset by lower order driven Broadcast server revenue of $600,000 year over year.

Media Services. Revenues from Media Services increased by approximately $200,000 or 5% in the three months ended April 30, 2009 compared to the three months ended April 30, 2008. The increase in revenue was due primarily to recent contract wins in Greece and Turkey offset by the 27% year over year depreciation of the British pound compared to the U.S. dollar.

Product Gross Profit. Costs of product revenues consist primarily of the cost of purchased material components and subassemblies, labor and overhead relating to the final assembly and testing of complete systems and related expenses. The gross profit percentage for products increased from 60% in the three months ended April 30, 2008 to 62% in the three months ended April 30, 2009. The year over year increase in product gross profit percentages between years was due mainly to a favorable product mix of higher margin VOD server products combined with lower Broadcast server products, which typically carry lower margins.

Services Gross Profit. Cost of services revenues consist primarily of labor, materials and overhead relating to the installation, training, product maintenance and technical support, software development, and project management provided by us and costs associated with providing video content services. The gross profit percentage for services increased from 35% in the three months ended April 30, 2008 to 38% in the three months ended April 30, 2009. The increase was primarily due to increased VOD maintenance revenues due to a larger installed base year over year combined with a slower level of growth in services headcount costs compared to last year’s first quarter.

Software Revenues Gross Profit. Software gross margin of 58% for the three months ended April 30, 2009 was three percentage points higher compared to the three months ended April 30, 2008. The increase in software gross margins is due mainly to higher Software services maintenance revenue year over year with comparable headcount-related costs.

Servers and Storage Gross Profit. Servers and Storage segment gross margin of 49% in the three months ended April 30, 2009 was one point lower than in the three months ended April 30, 2008 due mainly to higher sales volume-related VOD server gross margins offset by lower service margins resulting from higher VOD headcount-related costs to service the larger install base.

Media Services Gross Profit. Media Services segment gross margin of 9% in the three months ended April 30, 2009 was eight points lower than gross margin for the three months ended April 30, 2008 due principally to the overlap of increased headcount related costs associated with bringing all content processing in-house combined with the continued third party costs as this transition is finalized.

Research and Development. Research and development expenses consist primarily of the compensation of development personnel, depreciation of development and test equipment and an allocation of related facilities expenses. Research and development expenses increased from $10.5 million, or 23% of total revenues, in the three months ended April 30, 2008, to $12.1 million or 25% of total revenues, in the three months ended April 30, 2009. The increase year over year is primarily due to lower absorption of research and development expenses to cost of revenues due to lower customer-funded development revenue and increased headcount costs related to the VOD and TV Navigator product lines.

Selling and Marketing. Selling and marketing expenses consist primarily of compensation expenses, including sales commissions, travel expenses and certain promotional expenses. Selling and marketing expenses decreased from $6.4 million, or 14% of total revenues, in the three months ended April 30, 2008, to $6.3 million, or 13% of total revenues, in the three months ended April 30, 2009. This decrease is primarily due to lower travel expenses of $75,000 and lower marketing-related expenses of $100,000 offset by higher commission expense of $100,000 related to higher revenues.

General and Administrative. General and administrative expenses consist primarily of the compensation of executive, finance, human resource and administrative personnel, legal and accounting services and an allocation of related facilities expenses. In the three months ended April 30, 2009, general and administrative expenses decreased to $4.9 million, or 10% of total revenues, from $5.3 million, or 12% of total revenues, in the three months ended April 30, 2008. The decrease was primarily due to lower performance based compensation of $300,000 and lower contract labor of $100,000.

Amortization of intangible assets. Amortization expense consists of the amortization of acquired intangible assets which are operating expenses and not considered costs of revenues. In the three months ended April 30, 2009 and 2008, amortization expense was $479,000 and $396,000, respectively. An additional $51,000 and $92,000 of amortization expense related to acquired technology was charged to cost of sales for the three months ended April 30, 2009 and 2008, respectively.

Interest and Other Income, net. Interest and other income, net was $135,000 in the three months ended April 30, 2009, compared to $869,000 in the three months ended April 30, 2008. The decrease in interest and other income, net is primarily due to a $500,000 decrease in interest income resulting from lower investment yields and $74,000 of translation losses at our various foreign subsidiaries (where the functional currency is the US Dollar) derived from fluctuations in exchange rates between the various currencies and the U.S dollar.

Equity Loss in Earnings of Affiliates. Equity loss in earnings of affiliates was $197,000 in the three months ended April 30, 2009 in comparison to equity loss in earnings of affiliates of $283,000 in the three months ended April 30, 2008. For the three months ended April 30, 2009, $328,000 of equity loss was recognized from On Demand Deutschland, net of $131,000 in accreted gains related to customer contracts and content licensing agreements and a capital distribution related to reimbursement of previously incurred costs. For the three months ended April 30, 2008, the On Demand Deutschland loss was $462,000 net of $179,000 in accreted gains related to customer contracts and content licensing agreements and a capital distribution related to reimbursement of previously incurred costs.

Income Tax Provision and Benefit. For the three months ended April 30, 2009, we recorded an income tax provision of $244,000 on income before tax of $1.4 million resulting in an effective income tax provision rate of 17%. The income tax provision rate of 17% was primarily attributable to revenue in our foreign subsidiaries which are taxed at lower rates than in the U.S. For the three months ended April 30, 2008, we recorded an income tax provision of $425,000 on income before taxes of $1.1 million resulting in an effective income tax provision rate of 40%.

As of April 30, 2009, the Company has maintained the full valuation allowance against its net U.S. deferred tax assets primarily due to the uncertainties related to our ability to generate sufficient pre-tax income for fiscal 2010 and thereafter. If we generate sufficient pre-tax income in the future, some portion or all of the valuation allowance could be reversed and a corresponding increase in net income would be reported in future periods.

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

Liquidity and Capital Resources

Historically, we have financed our operations and capital expenditures primarily with cash on-hand and the proceeds from sales of our common stock. Cash and marketable securities increased $4.9 million from $85.8 million at January 31, 2009 to $90.7 million at April 30, 2009. Working capital, excluding long-term marketable securities, decreased from $89.5 million at January 31, 2009 to $89.1 million at April 30, 2009.

Net cash provided by operating activities was $9.9 million for the three months ended April 30, 2009 compared to net cash used by operating activities of $7.3 million for the three months ended April 30, 2008. The net cash provided by operating activities for the three months ended April 30, 2009 was primarily the result of an increase in net income and non-cash expenses of $4.3 million and an increase of $7.4 million of customer deposits, offset by a decrease of $1.7 million in accrued expenses and an increase of $1.8 million in inventories. The increase in customer deposits was from Comcast related to their payment for software subscription services for calendar 2009. The decrease in accrued expenses was a result of the payments of commissions and performance based compensation during the first quarter of fiscal 2010 that had been accrued as of January 31, 2009.

Net cash used by investing activities was $3.9 million for the three months ended April 30, 2009 compared to net cash used by investing activities of $2.3 million for the three months ended April 30, 2008. Investment activity for the three months ended April 30, 2009 consisted primarily of the net purchase of $600,000 of marketable securities, the purchase of property and equipment of $2.4 million and a $700,000 payment to the former shareholders of Mobix due to Mobix meeting the first performance goal as part of the Share Purchase Agreement.

Net cash used by financing activities was $1.7 million for the three months ended April 30, 2009 and net cash used by financing activities was $1.5 million for the three months ended April 30, 2008. In the three months ended April 30, 2009, the cash used by financing activities was due to the repurchase of $1.7 million of the Company’s stock.

Effect of exchange rates on cash and cash equivalents of $127,000 was the result of the translation of ODG’s cash balance, which uses the British pound as the functional currency, to U.S. dollars at April 30, 2009.

In connection with our acquisition of Mobix Interactive Limited (“Mobix”), we deposited £1 million (approximately $1.5 million USD) in escrow to be released on May 19, 2009 if certain performance goals had been satisfied as part of the Share Purchase Agreement. We notified the former shareholders of Mobix that these targets had not been achieved and on May 28, 2009, the escrow balance was released back to us. In addition, we have agreed to make contingent earnout cash payments of approximately £8.3 million (approximately $12.4 million USD) upon the achievement of certain financial targets measured over defined periods through November 19, 2011. As of April 30, 2009, we have not recorded any obligation relative to this contingent consideration.

On October 31, 2008, RBS Citizens (a subsidiary of the Royal Bank of Scotland Group plc) extended our $15.0 million revolving line of credit from October 31, 2008 through October 31, 2010. Loans made under this revolving line of credit bear interest at a rate per annum equal to the bank’s prime rate. Borrowings under this line of credit are collateralized by substantially all of our assets. The loan agreement requires that we provide RBS Citizens with certain periodic financial reports and comply with certain financial ratios including a minimum level of earnings before interest, taxes and depreciation and amortization on a trailing twelve month basis. As of April 30, 2009, we were in compliance with the financial covenants and there were no amounts outstanding under the revolving line of credit.

We are occasionally required to post letters of credit, issued by a financial institution, to secure certain sales contracts. Letters of credit generally authorize the financial institution to make a payment to the beneficiary upon the satisfaction of a certain event or the failure to satisfy an obligation. The letters of credit are generally posted for one-year terms and are usually automatically renewed upon maturity until such time as we have satisfied the commitment secured by the letter of credit. We are obligated to reimburse the issuer only if the beneficiary collects on the letter of credit. We believe that it is unlikely we will be required to fund a claim under our outstanding letters of credit. As of April 30, 2009, the full amount of the letters of credit of $537,000 was supported by our credit facility.

On March 11, 2009, SeaChange’s Board of Directors authorized through the repurchase of up to $20.0 million of its common stock, par value $.01 per share, through a share repurchase program. As authorized by the program, shares may be purchased in the open market or through privately negotiated transactions in a manner consistent with applicable securities laws and regulations, including pursuant to a Rule 10b5-1 plan maintained by the Company. This share repurchase program does not obligate the Company to acquire any specific number of shares and may be suspended or discontinued at any time. All repurchases are expected to be funded from the Company’s current cash and investment balances. The timing and amount of the shares to be repurchased will be based on market conditions and other factors, including price, corporate and regulatory requirements and alternative investment opportunities. The repurchase program is scheduled to terminate on January 31, 2010. During the three months ended April 30, 2009, the Company repurchased 298,415 shares at a cost of $1.7 million.

On February 27, 2007, the On Demand Group Ltd. (“ODG”), a wholly-owned U.K. subsidiary of SeaChange, entered into an agreement with Tele-Munchen Fernseh GmbH & Co. Produktionsgesellschaft (TMG) to create a joint venture named On Demand Deutschland GmbH & Co. KG. The Shareholder’s Agreement requires ODG to provide cash contributions up to $4.2 million (USD equivalent) upon the request of the joint venture’s management and approval by the shareholders of the joint venture. During the three months ended April 30, 2009, the Company contributed approximately $200,000.

On June 3, 2008 ODG purchased a 9,000 square foot facility in London, U.K. to be used as office space for ODG personnel as well as to house content preparation activities. The Company is in the process of building out the facility and estimates it will incur costs of approximately $3.4 million to complete this build out during our second quarter of fiscal 2010.

We believe that existing funds combined with available borrowings under the revolving line of credit and cash provided by future operating activities are adequate to satisfy our working capital, potential acquisitions and capital expenditure requirements and other contractual obligations for the foreseeable future, including at least the next 12 months.

Effects of Inflation

Management believes that financial results have not been significantly impacted by inflation and price changes in materials we use in manufacturing our products.

Recently Issued Accounting Pronouncements

In April 2009, the Financial Accounting Standards Board issued FASB Staff Position (FSP) SFAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, to provide additional guidance on estimating fair value when the volume and level of activity for an asset or liability have significantly decreased. The FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly. The FSP emphasizes that, regardless of whether the volume and level of activity for an asset or liability have decreased significantly and regardless of which valuation technique was used, the objective of a fair value measurement under FASB Statement 157, Fair Value Measurements, remains the same—to estimate the price that would be received to sell an asset or transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The FSP also requires expanded disclosures. FSP SFAS 157-4 is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009, and must be applied prospectively. If an entity adopts either FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, or FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, for periods ending after March 15, 2009, then it must adopt this FSP at the same time. The Company intends to adopt FSP SFAS 157-4 effective July 31, 2009 and apply its provisions prospectively. The Company is in the process of evaluating the impact FSP SFAS 157-4 will have on valuing its financial assets and liabilities.

In April 2009, the Financial Accounting Standards Board issued FASB Staff Position (FSP) SFAS 115-2 and SFAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, to make the guidance on other-than-temporary impairments of debt securities more operational and improve the financial statement disclosures related to other-than-temporary impairments for debt and equity securities. The FSP clarifies the interaction of the factors that should be considered when determining whether a debt security is other-than-temporarily impaired. To evaluate whether a debt security is other-than-temporarily impaired, an entity must first determine whether the fair value of the debt security is less than its amortized cost basis at the balance sheet date. If the fair value is less than the amortized cost basis, then the entity must assess whether it intends to sell the security and whether it is more likely than not that it will be required to sell the debt security before recovery of its amortized cost basis. If an entity determines that it will sell a debt security or that it more likely than not will be required to sell a debt security before recovery of its amortized cost basis, then it must recognize the difference between the fair value and the amortized cost basis of the debt security in earnings. Otherwise, the other-than-temporary impairment must be separated into two components: the amount related to the credit loss and the amount related to all other factors. The amount related to the credit loss must be recognized in earnings, while the other component must be recognized in other comprehensive income, net of tax. The portion of other-than-temporary impairment recognized in earnings would decrease the amortized cost basis of the debt security, and subsequent recoveries in the fair value of the debt security would not result in a write-up of the amortized cost basis. FSP SFAS 115-2 and SFAS 124-2 is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. If an entity adopts either FSP SFAS 157-4 or FSP SFAS 107-1 and APB 28-1 for periods ending after March 15, 2009, then it must adopt this FSP at the same time. The Company intends to adopt FSP FAS 115-2 and FAS 124-2 effective July 31, 2009. The Company is in the process of evaluating the impact FSP FAS 115-2 and FAS 124-2 will have on its financial statements.

In April 2009, the Financial Accounting Standards Board issued FASB Staff Position (FSP) SFAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, to require, on an interim basis, disclosures about the fair value of financial instruments for public entities. FSP SFAS 107-1 and APB 28-1 is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. An entity may early adopt this FSP only if it concurrently adopts both FSP SFAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, and FSP SFAS 115-2 and SFAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairment. The Company intends to adopt FSP SFAS 107-1 and APB 28-1 effective July 31, 2009.

Impact of the Recently Adopted Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board issued Statement 141 (“FASB 141” revised 2007), Business Combinations (“SFAS 141R”), to change how an entity accounts for the acquisition of a business. SFAS 141R replaces existing SFAS 141 in its entirety for business combinations. SFAS 141R carries forward the existing requirements to account for all business combinations using the acquisition method (formerly called the purchase method). In general, SFAS 141R requires acquisition-date fair value measurement of identifiable assets acquired, liabilities assumed, and noncontrolling interests in the acquiree. SFAS 141R eliminates the current cost-based purchase method under SFAS 141.

The new measurement requirements result in the recognition of the full amount of acquisition-date goodwill, which includes amounts attributable to noncontrolling interests. The acquirer recognizes in income any gain or loss on the remeasurement to acquisition-date fair value of consideration transferred or of previously acquired equity interests in the acquiree. Neither the direct costs incurred to effect a business combination nor the costs the acquirer expects to incur under a plan to restructure an acquired business may be included as part of the business combination accounting. As a result, those costs are charged to expense when incurred, except for debt or equity issuance costs, which are accounted for in accordance with other generally accepted accounting principles. SFAS 141R also changes the accounting for contingent consideration, in process research and development, and restructuring costs. In addition, after SFAS 141R is adopted, changes in uncertain tax positions or valuation allowances for deferred tax assets acquired in a business combination are recognized as adjustments to income tax expense or contributed capital, as appropriate, even if the deferred tax asset or tax position was initially acquired prior to the effective date of SFAS 141R. The Company adopted SFAS 141R as of the required effective date of February 1, 2009 and applies its provisions prospectively to business combinations that occur after adoption. The Company did not have any business combinations during the three months ended April 30, 2009 and thus the adoption of SFAS 141R did not have a significant effect on the Company’s financial statements. Additionally, there were no changes in the Company’s previously acquired deferred tax assets or uncertain tax positions.

On December 12, 2007, the FASB ratified Emerging Issues Task Force (“EITF”) Issue No. 07-01, Accounting for Collaborative Arrangements (“EITF 07-01”). EITF 07-01 defines collaborative arrangements and establishes reporting requirements for transactions between participants in a collaborative arrangement and between participants in the arrangement and third parties. EITF 07-01 also establishes the appropriate income statement presentation and classification for joint operating activities and payments between participants, as well as the sufficiency of the disclosures related to these arrangements. EITF 07-01 became effective for the Company beginning February 1, 2009. Companies are required to apply EITF 07-01 using a modified version of retrospective transition for those arrangements in place at the effective date. In addition, companies are required to report the effects of the application of EITF 07-01 as a change in accounting principle through retrospective application to all prior periods presented for all arrangements existing as of the effective date, unless it is impracticable to apply the effects of the change retrospectively. The Company does not currently have any collaborative arrangements. The adoption of EITF 07-01 did not have a material impact on the Company’s results of operations and financial position.

In April 2008, the Financial Accounting Standards Board issued FASB Staff Position (FSP) SFAS 142-3, Determination of the Useful Life of Intangible Assets, to provide guidance for determining the useful life of recognized intangible assets and to improve consistency between the period of expected cash flows used to measure the fair value of a recognized intangible asset and the useful life of the intangible asset as determined under FASB Statement 142 (“SFAS 142”), Goodwill and Other Intangible Assets. The FSP requires that an entity consider its own historical experience in renewing or extending similar arrangements. However, the entity must adjust that experience based on entity-specific factors included in SFAS 142. If the company lacks historical experience to consider for similar arrangements, it would consider assumptions that market participants would use about renewal or extension, as adjusted for the entity-specific factors under SFAS 142. The Company adopted FSP FAS 142-3 as of the required effective date of February 1, 2009. The Company did not acquire any intangible assets during the three months ended April 30, 2009 nor did it have intangible assets with implicit or explicit renewal or extension terms. As a result, the adoption of FSP SFAS 142-3 did not have a significant effect on the Company’s results of operations and financial position.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

We face exposure to financial market risks, including adverse movements in foreign currency exchange rates and changes in interest rates. These exposures may change over time as business practices evolve and could have a material adverse impact on our financial results. Our foreign currency exchange exposure is primarily associated with product sales arrangements, European and Asian repatriation or settlement of intercompany payables and receivables among subsidiaries and its parent company, and/or investment/equity contingency considerations denominated in the local currency where the functional currency of the foreign subsidiary is the U.S. dollar. Substantially all of our international product sales are payable in United States Dollars (USD) or in the case of our Media Services operations in the United Kingdom service sales, payable in GBP, providing a natural hedge for receipts and local payments. In light of the high proportion of our international businesses, we expect the risk of any adverse movements in foreign currency exchange rates could have an impact on our translated results within the Combined Statements of Financial Position and Operations. In addition, for the three months ended April 30, 2009 the Company’s Media Services operations in the United Kingdom generated a foreign currency translation gain of $835,000 which was recorded as accumulated other comprehensive gain increasing the Company’s equity section of the balance sheet over the prior period.

With the exception of ODG and Mobix, the U.S. Dollar is the functional currency for our international subsidiaries. All foreign currency gains and losses are included in interest and other income, net, in the accompanying Consolidated Statements of Operations. In the first quarter of fiscal year 2010, the Company recorded approximately $74,000 in losses to interest and other income, net, due to international subsidiary translations and cash settlements of revenues and expenses.

The carrying amounts reflected in the condensed consolidated balance sheet of cash and cash equivalents, short-term marketable securities, trade receivables and trade payables approximate fair value at April 30, 2009 due to the short maturities of these instruments. We maintain investment portfolio holdings of various issuers, types, and maturities. Our cash and marketable securities include cash equivalents, which we consider to be investments purchased with original maturities of three months or less. Given the short maturities and investment grade quality of the portfolio holdings at April 30, 2009, a sharp rise in interest rates should not have a material adverse impact on the fair value of our investment portfolio. Additionally, our long term marketable investments, which are carried at the lower of cost or market, have fixed interest rates, and therefore are subject to changes in fair value. As a result, we do not currently hedge these market risk exposures.

At April 30, 2009, we had $9.0 million in short-term marketable securities and $13.4 million in long-term marketable securities. Of the $22.4 million in available-for-sale securities at April 30, 2009, the Company holds $1.0 million in auction rate securities ("ARS") that were intended to provide liquidity via an auction process that resets the applicable interest rate in the event there is no new investment in these securities. Due to the uncertainty in the credit markets, this $1.0 million ARS holding in our investment portfolio has failed to settle on its respective settlement date resulting in the illiquidity of this investment. Consequently, we have not been able to access these funds and do not expect to do so until a future auction of these investments is successful or a buyer is found outside the auction process. Although the maturity date of the underlying security of our ARS investment is twenty-three years, we currently have sufficient cash and cash equivalents, cash from operations and access to unused credit facilities to meet our short term liquidity requirements and do not anticipate that we will need to access our ARS investment. Accordingly, the Company has classified this investment as long-term and its fair value equals par at maturity.

ITEM 4. Controls and Procedures

(a) Evaluation of disclosure controls and procedures. The Company evaluated the effectiveness of its disclosure controls and procedures, as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this quarterly report on Form 10-Q. William C. Styslinger, III, our Chief Executive Officer, and Kevin M. Bisson, our Chief Financial Officer, reviewed and participated in this evaluation. Based upon that evaluation, Messrs. Styslinger and Bisson concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report and as of the date of the evaluation.

(b) Changes in internal controls over financial reporting As a result of the evaluation completed by the Company, and in which Messrs. Styslinger and Bisson participated, the Company has concluded that there were no changes during the fiscal quarter ended April 30, 2009 in its internal controls over financial reporting, which have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

SeaChange enters into agreements in the ordinary course of business with customers, resellers, distributors, integrators and suppliers. Most of these agreements require SeaChange to defend and/or indemnify the other party against intellectual property infringement claims brought by a third party with respect to SeaChange’s products. From time to time, SeaChange also indemnifies customers and business partners for damages, losses and liabilities they may suffer or incur relating to personal injury, personal property damage, product liability, and environmental claims relating to the use of SeaChange’s products and services or resulting from the acts or omissions of SeaChange, its employees, authorized agents or subcontractors. For example, SeaChange has received requests from several of its customers for indemnification of patent litigation claims asserted by Acacia Media Technologies, USA Video Technology Corporation, Multimedia Patent Trust, and VTran Media Technologies. Management performed an analysis of all requests under Statement of Financial Accounting Standards No. 5, Accounting for Contingencies (“SFAS 5”) as interpreted by FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others (“FIN45”).

SeaChange warrants that its products, including software products, will substantially perform in accordance with its standard published specifications in effect at the time of delivery. Most warranties have at least a one year duration that generally commence upon installation. In addition, SeaChange provides maintenance support to customers and therefore allocates a portion of the product purchase price to the initial warranty period and recognizes revenue on a straight line basis over that warranty period related to both the warranty obligation and the maintenance support agreement. When SeaChange receives revenue for extended warranties beyond the standard duration, it is deferred and recognized on a straight line basis over the contract period. Related costs are expensed as incurred.

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

ITEM 1A. Risk Factors

In addition to the other information set forth in this Form 10-Q, you should carefully consider the risk factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended January 31, 2009, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

   Repurchase of the Company’s Equity Securities

On March 11, 2009, SeaChange’s Board of Directors authorized through the repurchase of up to $20.0 million of its common stock, par value $.01 per share, through a share repurchase program. As authorized by the program, shares may be purchased in the open market or through privately negotiated transactions in a manner consistent with applicable securities laws and regulations, including pursuant to a Rule 10b5-1 plan maintained by the Company. This share repurchase program does not obligate the Company to acquire any specific number of shares and may be suspended or discontinued at any time. All repurchases are expected to be funded from the Company’s current cash and investment balances. The timing and amount of the shares to be repurchased will be based on market conditions and other factors, including price, corporate and regulatory requirements and alternative investment opportunities.

PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares	Average Price Paid per	Total Number of Shares	Maximum Number (or
	(or Units) Purchased	Share (Or Units) (1)	(Or Units) Purchased as	Approximate Dollar
			Part of Publicly Announced	Value) of Shares (Or
			Plans or Programs	Units) that May Yet
				Be Purchased Under
				the Plans or Programs
February 1, 2009 to
February 28, 2009
	-	$-	-	$20,000,000
March 1, 2009 to
March 31, 2009	298,415	5.73	298,415	18,279,693
April 1, 2009 to
April 30, 2009	-	-	-	$18,279,693
Total	298,415	$5.73	298,415

     (1) net of broker fees.

The repurchase program is scheduled to terminate on January 31, 2010. During the three months ended April 30, 2009, the Company repurchased 298,415 shares for $1.7 million.

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

Dated: June 9, 2009
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