Form 10-Q
period 2009-07-31
SEACHANGE INTERNATIONAL INC
filed 2009-09-08
CIK 1019671

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

_______________________

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2009

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

The number of shares outstanding of the registrant’s Common Stock on September 3, 2009 was 30,859,959.

SEACHANGE INTERNATIONAL, INC.

Table of Contents

		Page
PART I. FINANCIAL INFORMATION

Item 1.	Unaudited Financial Statements

	Condensed Consolidated Balance Sheets at July 31, 2009 and January 31, 2009	3

	Condensed Consolidated Statements of Operations for the three and six months ended July 31, 2009 and
	July 31, 2008	4

	Condensed Consolidated Statements of Cash Flows for the six months ended July 31, 2009 and July 31,
	2008	5

	Notes to Condensed Consolidated Financial Statements	6-16

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16-27

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	27-28

Item 4.	Controls and Procedures	28

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	29-30

Item 1A.	Risk Factors	30

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	30

Item 4.	Submission of Matters to a Vote of Security Holders	30

Item 6.	Exhibits	31

SIGNATURES		32

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

SEACHANGE INTERNATIONAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	July 31,	January 31,
	2009	2009
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$71,496	$62,458
Restricted cash	-	1,431
Marketable securities	8,876	9,447
Accounts receivable, net of allowance for doubtful accounts of $854
and $853, respectively	29,976	41,513
Income taxes receivable	1,734	771
Unbilled receivables	3,538	4,595
Inventories, net	20,330	17,251
Prepaid expenses and other current assets	4,585	3,348
Total current assets	140,535	140,814
Property and equipment, net	40,224	35,217
Marketable securities, long-term	13,081	12,415
Investments in affiliates	13,697	13,043
Intangible assets, net	7,989	4,621
Goodwill	27,353	27,422
Other assets	937	451
Total assets	$243,816	$233,983
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$13,732	$11,951
Income taxes payable	563	519
Other accrued expenses	7,971	10,592
Customer deposits	5,046	1,966
Deferred revenues	23,605	26,237
Total current liabilities	50,917	51,265
Deferred revenues, long-term	9,586	6,737
Distribution and losses in excess of investment	2,038	1,745
Deferred tax liabilities and taxes payable, long-term	3,373	2,000
Total liabilities	65,914	61,747
Commitments and contingencies (Note 6)
Stockholders’ equity:
Convertible preferred stock, $0.01 par value; 5,000,000 shares authorized,
none issued or outstanding	-	-
Common stock, $0.01 par value; 100,000,000 shares authorized; 32,027,755 and 31,822,838
shares issued; 30,855,959 and 30,949,457 outstanding, respectively	320	318
Additional paid-in capital	208,824	206,411
Treasury stock, at cost, 1,171,796 and 873,381 common shares, respectively	(7,709)	(5,989)
Accumulated deficit	(18,151)	(18,773)
Accumulated other comprehensive loss	(5,382)	(9,731)
Total stockholders’ equity	177,902	172,236
Total liabilities and stockholders’ equity	$243,816	$233,983

The accompanying notes are an integral part of these condensed consolidated financial statements.

SEACHANGE INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share data)
(unaudited)

	Three Months Ended		Six Months Ended
	July 31,		July 31,
	2009	2008	2009	2008
Revenues:
Products	$22,598	$29,486	$48,968	$56,480
Services	23,909	21,219	46,415	39,609
	46,507	50,705	95,383	96,089
Cost of revenues:
Products	7,789	13,019	17,758	23,744
Services	15,004	13,046	28,893	24,943
	22,793	26,065	46,651	48,687
Gross profit	23,714	24,640	48,732	47,402
Operating expenses:
Research and development	11,976	11,047	24,080	21,523
Selling and marketing	6,251	7,265	12,515	13,688
General and administrative	5,183	4,800	10,050	10,085
Amortization of intangibles	794	397	1,273	793
	24,204	23,509	47,918	46,089
(Loss) income from operations	(490)	1,131	814	1,313
Interest and other income, net	149	678	284	1,547

(Loss) income before income taxes and equity loss in earnings
of affiliates	(341)	1,809	1,098	2,860
Income tax benefit (expense)	12	(208)	(232)	(633)
Equity loss in earnings of affiliates, net of tax	(47)	(114)	(244)	(397)
Net (loss) income	$(376)	$1,487	$622	$1,830
Earnings (loss) per share:
Basic	$(0.01)	$0.05	$0.02	$0.06
Diluted	$(0.01)	$0.05	$0.02	$0.06
Weighted average common shares outstanding:
Basic	30,795	30,684	30,821	30,837
Diluted	30,795	31,148	31,289	31,255

The accompanying notes are an integral part of these condensed consolidated financial statements.

SEACHANGE INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended
	July 31,
	2009	2008
Cash flows from operating activities:
Net income	$622	$1,830
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	3,778	3,473
Amortization of intangibles and capitalized software	1,377	1,075
Inventory valuation charge	264	482
Provision for doubtful accounts receivable	50	210
Discounts earned and amortization of premiums on marketable securities	70	(30)
Equity loss in earnings of affiliates	244	397
Stock-based compensation expense	1,495	1,770
Deferred income taxes	(224)	(24)
Changes in operating assets and liabilities:
Accounts receivable	11,964	(14,641)
Unbilled receivables	1,057	1,645
Inventories	(4,993)	(3,954)
Income taxes receivable	(963)	35
Prepaid expenses and other assets	(1,535)	(801)
Accounts payable	1,601	2,882
Income taxes payable	29	(900)
Accrued expenses	(2,735)	(737)
Customer deposits	3,080	2,655
Deferred revenues	169	7,787
Other	101	49
Net cash provided by operating activities	15,451	3,203
Cash flows from investing activities:
Purchases of property and equipment	(5,972)	(7,900)
Purchases of marketable securities	(24,064)	(25,884)
Proceeds from sale and maturity of marketable securities	23,791	28,972
Acquisition of businesses and payment of contingent consideration	(723)	(43)
Investment in affiliates	(866)	-
Release of restricted cash	1,589	-
Net cash used in investing activities	(6,245)	(4,855)
Cash flows from financing activities:
Purchase of treasury stock	(1,720)	(5,989)
Proceeds from issuance of common stock relating to the stock plans	920	1,306
Net cash used in financing activities	(800)	(4,683)
Effect of exchange rates on cash	632	(138)
Net increase (decrease) in cash and cash equivalents	9,038	(6,473)
Cash and cash equivalents, beginning of period	62,458	63,359
Cash and cash equivalents, end of period	$71,496	$56,886
Supplemental disclosure of non-cash activities:
Transfer of items originally classified as inventories to equipment	$1,650	$2,182
Issuance of equity for ODG contingent consideration	-	8,150
Conversion of accounts receivable to equity related to investment in affiliate	-	332

The accompanying notes are an integral part of these condensed consolidated financial statements.

SEACHANGE INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements as of July 31, 2009 and for the three and six months ended July 31, 2009 and 2008, respectively, include the accounts of SeaChange International, Inc. and its subsidiaries (“SeaChange” or the “Company”) in accordance with generally accepted accounting principles for interim financial reports and the instructions for Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared under generally accepted accounting principles have been condensed or omitted pursuant to such regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K as filed with the SEC for the fiscal year ended January 31, 2009. In the opinion of management, the accompanying financial statements include all adjustments necessary to present a fair statement of financial position as of July 31, 2009 and results of operations for the three and six months ended July 31, 2009 and 2008 and cash flows for the six months ended July 31, 2009 and 2008. The results of operations and cash flows for the period ended July 31, 2009 are not necessarily indicative of the operating results and cash flows for the full fiscal year or any future periods.

The preparation of these financial statements in conformity with accounting principles generally accepted in the United States of America requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and disclosure of contingent assets and liabilities. On an ongoing basis, management evaluates these estimates and judgments, including those related to revenue recognition, valuation of inventory and accounts receivable, valuation of investments and income taxes, stock-based compensation, goodwill, intangible assets and related amortization. The Company bases these estimates on historical and anticipated results and trends and on various other assumptions that the Company believes are reasonable under the circumstances, including assumptions as to future events. These estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. By their nature, estimates are subject to an inherent degree of uncertainty. Actual results may differ from management’s estimates. The Company has reclassified certain prior period balances to conform to the current year presentation. These reclassifications have no impact on previously reported total assets, total liabilities, stockholders’ equity, results of operations or cash flows.

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

Level 2: Observable market based inputs or unobservable inputs that are corroborated by market data.

Level 3: Unobservable inputs that are not corroborated by market data.

The Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of July 31, 2009 are as follows:

	July 31,	Fair Value Measurements Using
	2009	Level 1	Level 2	Level 3
		(in thousands)
Financial assets:
Available for sale marketable securities:
Current marketable securities:
U.S. government agency issues	$8,876	$8,876	$-	$-
Non-current marketable securities:
U.S. government agency issues	12,081	12,081	-	-
State and municipal obligations	1,000	-	-	1,000
Total	$21,957	$20,957	$-	$1,000

The following table sets forth a reconciliation of assets measured at fair value on a recurring basis with the use of significant unobservable inputs (Level 3) for the six months ended July 31, 2009 (in thousands):

Level 3
Marketable Securities
Balance at January 31, 2009	$1,000
Level 3 transfers, net	-
Purchases and sales, net	-
Unrealized (gain) loss recorded in other comprehensive income	-
Balance at July 31, 2009	$1,000

The Company relies on mark to market valuations to record the fair value of the Company’s available for sale security assets which are measured under a Level 1 input. These assets are publicly traded equity securities for which market prices are readily observable and recorded under the guidelines of SFAS 115. At July 31, 2009, we had $8.9 million in short-term marketable securities and $13.1 million in long-term marketable securities. Of the $22.0 million in available-for-sale securities at July 31, 2009, the Company holds $1.0 million in auction rate securities ("ARS") that were intended to provide liquidity via an auction process that resets the applicable interest rate in the event there is no new investment in these securities. Due to the uncertainty in the credit markets, this $1.0 million ARS holding in our investment portfolio has failed to settle on its respective settlement date resulting in illiquidity in this investment. Consequently, we have not been able to access these funds and do not expect to do so until a future auction of these investments is successful or a buyer is found outside the auction process. Although the maturity date of the underlying security of our ARS investment is twenty-two years, we currently have sufficient cash and cash equivalents, cash from operations and access to unused credit facilities to meet our short term liquidity requirements and do not anticipate that we will need to access our ARS investment. Accordingly, the Company has classified this investment at par value which approximates fair value. The following is a summary of available for sale securities.

		Gross	Gross
		Unrealized	Unrealized	Estimated Fair
	Cost	Gains	Losses	Value
	(in thousands)
July 31, 2009:
Money market	$5,631	$-	$-	$5,631
US government agency issues	20,607	350	-	20,957
Corporate debt securities	-	-	-	-
State and municipal obligations	1,000	-	-	1,000
Total	$27,238	$350	$-	$27,588
January 31, 2009:
Money market	$5,505	$-	$-	$5,505
US government agency issues	19,397	438	-	19,835
Corporate debt securities	1,007	20	-	1,027
State and municipal obligations	1,000	-	-	1,000
Total	$26,909	$458	$-	$27,367

3. Inventories

Inventories consist of the following:

	July 31,	January 31,
	2009	2009
	(in thousands)
Components and assemblies	$9,596	$8,501
Finished products	10,734	8,750
Total inventory, net	$20,330	$17,251

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

ODG entered into a Service Agreement with the joint venture whereby ODG provides content aggregation, distribution, marketing and administration services to the joint venture under an arm’s length fee structure. In the three and six months ended July 31, 2009 and 2008, ODG recorded revenues of $379,000 and $723,000, respectively, and $376,000 and $957,000 respectively, related to the Service Agreement. ODG’s share of profits from this agreement in proportion to its equity ownership interest is eliminated in consolidation.

The Shareholder’s Agreement requires ODG to provide cash contributions up to $4.2 million (USD equivalent) upon the request of the joint venture’s management and approval by the shareholders of the joint venture. In February 2009, ODG made an additional cash contribution of $212,000 to the joint venture.

ODG recorded its proportionate share of the joint venture’s losses for the three months ending July 31, 2009 and 2008 of $47,000 and $114,000, respectively. For the six months ending July 31, 2009 and 2008, ODG recorded losses of $244,000 and $397,000, respectively. Due to the capital distribution and ODG’s share of the joint venture’s net loss exceeding the book value of its investment in the joint venture, the investment is recorded as a long-term liability of $1.9 million and $1.6 million at July 31, 2009 and January 31, 2009, respectively.

     Casa Systems, Inc

In June of 2009, the Company invested $654,000 in convertible preferred stock, preserving its 19.8% ownership interest of Casa Systems, Inc., a Massachusetts company that specializes in video processing products primarily for cable television companies. Consistent with prior periods, SeaChange accounts for this investment under the cost method of accounting.

5. Acquisitions

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

At the closing, ODG paid the shareholders of Mobix approximately $3.0 million in cash for the Mobix Shares. The £1 million (approximately $1.5 million) deposited in escrow was subsequently returned to ODG on May 27, 2009 due to Mobix failing to meet certain performance goals within the Share Purchase Agreement. In addition, on March 16, 2009, ODG paid $700,000 to the former shareholders of Mobix due to Mobix achieving one of the performance goals within the Share Purchase Agreement and is reflected in the preliminary purchase price allocation.

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

The acquisition was accounted for under the purchase method of accounting. Accordingly, the financial position and results of operations of Mobix’s business have been consolidated subsequent to the acquisition date. The Company is currently undergoing a valuation of the assets and liabilities acquired and it is expected to finalize the purchase price allocation by the third quarter of fiscal 2010. The allocation of the purchase price is preliminarily, based on the Company’s best estimates of fair values as of November 19, 2008 and is as follows, subject to the final valuation results (in thousands):

Consideration:
Cash paid, net of cash acquired of $209	$3,514
Transaction costs	413
Total consideration	$3,927
Preliminary allocation of the purchase consideration:
Liabilities assumed	$(898)
Deferred tax liability	$(1,185)
Tangible assets acquired	592
Intangible assets	4,233
Goodwill	1,185
$3,927

During the second quarter of fiscal 2010, the Company has estimated, based on a preliminary third party valuation report, the fair value of the acquired intangible assets to be $4.2 million which resulted in the reallocation of the previously recorded goodwill. In addition, the Company recorded the estimated deferred tax liabilities related to the temporary tax and book difference on amortization expense of the estimated acquired intangible assets.

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

6. Commitments and Contingencies

     ARRIS Litigation

On July 31, 2009, Arris Corporation filed a contempt motion in the U.S. District Court for the District of Delaware against SeaChange International relating to U.S. Patent No 5,805,804, a patent owned by Arris Corporation. In its motion, Arris Corporation is seeking further patent royalties and the enforcement of the permanent injunction entered by the Court on April 6, 2006 against certain of SeaChange products. In response, on August 3, 2009, SeaChange filed a complaint seeking a declaratory judgment from the Court to declare that its products are non-infringing with respect to the ‘804 patent and asserting certain equitable defenses.

On August 25, 2009, Arris Corporation filed 1) an answer to SeaChange’s complaint that included a counterclaim of patent infringement under the ‘804 patent; and 2) a motion to stay the declaratory judgment action until the resolution of the contempt motion. SeaChange has filed a motion to consolidate the Arris contempt motion with SeaChange’s declaratory judgment action. SeaChange believes that Arris’ contempt motion is without merit, and that SeaChange products do not infringe the remaining claims under the ‘804 patent.

     Indemnification and Warranties

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

7. Treasury Stock

On March 11, 2009, SeaChange’s Board of Directors authorized the repurchase of up to $20.0 million of its common stock, par value $.01 per share, through a share repurchase program. As authorized by the program, shares may be purchased in the open market or through privately negotiated transactions in a manner consistent with applicable securities laws and regulations, including pursuant to a Rule 10b5-1 plan maintained by the Company. This share repurchase program does not obligate the Company to acquire any specific number of shares and may be suspended or discontinued at any time. All repurchases are expected to be funded from the Company’s current cash and investment balances. The timing and amount of the shares to be repurchased will be based on market conditions and other factors, including price, corporate and regulatory requirements and alternative investment opportunities. The repurchase program is scheduled to terminate on January 31, 2010. There were no stock purchases during the quarter ended July 31, 2009. During the six months ended July 31, 2009, the Company repurchased 298,415 shares at a cost of $1.7 million.

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

  Media Services segment includes the operations of ODG, including Mobix Interactive, Inc. activities which include content acquisition and preparation services for television and wireless service providers and related operating expenses.

Under this reporting structure, the Company further determined that there are significant functions, and therefore costs, that are considered corporate expenses and are not allocated to the reportable segments for the purposes of assessing performance and making operating decisions. These unallocated costs include general and administrative expenses, other than general and administrative expenses related to Media Services, interest and other income, net, taxes and equity losses in earnings of affiliates, which are managed separately at the corporate level.

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

	Three Months Ended		Six Months Ended
	July 31,		July 31,
	2009	2008	2009	2008
Software	(in thousands)
Revenue:
Products	$14,424	$18,906	$30,709	$38,059
Services	15,636	13,673	29,969	24,583
Total revenue	30,060	32,579	60,678	62,642
Gross profit	18,208	18,175	35,938	34,671
Operating expenses:
Research and development	9,318	8,668	18,796	16,855
Selling and marketing	4,004	4,522	7,682	8,242
Amortization of intangibles	384	364	769	728
	13,706	13,554	27,247	25,825
Income from operations	$4,502	$4,621	$8,691	$8,846

Servers and Storage
Revenue:
Products	$8,174	$10,580	$18,259	$18,421
Services	3,657	3,652	7,625	7,118
Total revenue	11,831	14,232	25,884	25,539
Gross profit	5,256	5,982	12,154	11,581
Operating expenses:
Research and development	2,658	2,379	5,284	4,668
Selling and marketing	2,247	2,742	4,833	5,415
	4,905	5,121	10,117	10,083
Income from operations	$351	$861	$2,037	$1,498

Media Services
Service revenue	$4,616	$3,894	$8,821	$7,908
Gross profit	250	483	640	1,150
Operating expenses:
Selling and marketing	-	1	-	31
General and administrative	604	796	1,423	1,611
Amortization of intangibles	410	33	504	65
	1,014	830	1,927	1,707
Loss from operations	$(764)	$(347)	$(1,287)	$(557)

Unallocated Corporate
Operating expenses:
General and administrative	$4,579	$4,004	$8,627	$8,474
Total unallocated corporate expenses	$4,579	$4,004	$8,627	$8,474

Consolidated (loss) income from operations	$(490)	$1,131	$814	$1,313

The following table summarizes revenues by geographic locations:

	Three Months Ended				Six Months Ended
	July 31,				July 31,
	2009		2008		2009		2008
	Amount	%	Amount	%	Amount	%	Amount	%
Revenues by customers' geographic locations:	(in thousands, except percentages)
North America	$28,838	62%	$34,220	68%	$65,963	69%	$65,652	69%
Europe and Middle East	9,118	20%	10,871	21%	18,179	19%	20,458	21%
Latin America	5,091	11%	946	2%	6,663	7%	1,954	2%
Asia Pacific and other international locations	3,460	7%	4,668	9%	4,578	5%	8,025	8%
Total	$46,507		$50,705		$95,383		$96,089

The following summarizes revenues by significant customer where such revenue exceeded 10% of total revenues for the indicated period:

	Three Months Ended			Six Months Ended
	July 31,			July 31,
	2009	2008		2009		2008
Customer A	22%	35%		23%		31%
Customer B	12%	13%		15%		13%
Customer C	10%	-	*	10%		-	*
Customer D	10%	-	*	-	*	-	*

* Denotes a percentage less than 10%

International sales accounted for approximately 40% and 33% of total revenues in the three months ended July 31, 2009 and 2008, respectively. For the six months ended July 31, 2009 and 2008, international sales accounted for approximately 33% and 32% of total revenue, respectively. In light of the high proportion of revenues derived from our international businesses, we expect that any adverse movements in foreign currency exchange rates could have an impact on our future translated results within the Condensed Consolidated Statements of Operations.

At July 31, 2009, four different customers accounted for approximately 16%, 15%, 14% and 11%, respectively, of the accounts receivable and unbilled receivables balances, and at January 31, 2009, two customers accounted for 27% and 14%, respectively, of SeaChange’s accounts receivable and unbilled receivables balances.

Goodwill allocated to the Company’s reportable segments and changes in the carrying amount of goodwill for the first six months of fiscal 2010 were as follows:

	Goodwill
	Software	Servers & Storage	Media Services	Total
	(in thousands)
Balance at January 31, 2009	$10,162	$754	$16,506	$27,422
Reallocation of previously recorded Mobix goodwill *	-	-	(3,365)	(3,365)
Adjusted Mobix goodwill (Note 5)			1,185	1,185
Cumulative translation adjustment	-	-	2,111	2,111
Balance at July 31, 2009	$10,162	$754	$16,437	$27,353

* During the second quarter of fiscal 2010, the Company has estimated, based on a preliminary third party valuation, the fair value of the acquired intangible assets to be $4.2 million which resulted in the reallocation of the previously recorded goodwill of $3.3 million and the payment made to the former shareholders of Mobix on March 10, 2009 of $700,000.

9. Income Taxes

For the three and six months ended July 31, 2009, the Company recorded an income tax benefit of $12,000 on losses before taxes and equity losses in earnings of affiliates of $341,000 and an income tax provision of $232,000 on income before taxes and equity losses in earnings of affiliates of $1.1 million, respectively, resulting in an effective tax rate of (3%) and 21%, respectively. We expect that an increasing percentage of our consolidated pre-tax income will be derived from, and reinvested in, our international operations. We anticipate that this pre-tax income will be subject to foreign tax at relatively lower tax rates when compared to the United States federal statutory tax rate in future periods. However, there are current U.S. tax proposals that may, if enacted, limit the ability of U.S. companies to continue to defer U.S. income taxes on foreign earnings.

As of July 31, 2009, the Company has maintained the full valuation allowance against its net U.S. deferred tax assets primarily due to the uncertainties related to the Company’s ability to generate sufficient pre-tax income for fiscal 2010 and thereafter. If SeaChange generates sufficient pre-tax income in the future, some portion or all of the valuation allowance could be reversed and a corresponding increase in net income would be reported in future periods.

10. Comprehensive Income

During the second quarter and first six months of fiscal year 2010, the U.S. dollar weakened against foreign currencies held by our subsidiaries. For the three and six months ending July 31, 2009, the Company’s Media Services operations in the United Kingdom generated a foreign currency gain of $3.6 million and $4.5 million, respectively, which was recorded as accumulated other comprehensive income increasing the Company’s equity section of the balance sheet over the prior period.

The components of comprehensive income consisted of the following:

	Three Months Ended		Six Months Ended
	July 31,		July 31,
	2009	2008	2009	2008
	(in thousands)
Net (loss) income	$(376)	$1,487	$622	$1,830
Other comprehensive income (loss):
Foreign currency translation adjustment	3,622	(31)	4,457	(207)
Unrealized loss on marketable securities, net of tax	(67)	(164)	(108)	(278)
Other comprehensive income (loss), net of tax	3,555	(195)	4,349	(485)
Comprehensive income	$3,179	$1,292	$4,971	$1,345

11. Earnings Per Share

Earnings per share are presented in accordance with SFAS No. 128, Earnings per Share, which requires the presentation of “basic” earnings per share and “diluted” earnings per share. Basic earnings per share are computed by dividing earnings available to common shareholders by the weighted-average shares of common stock outstanding during the period. For the purposes of calculating diluted earnings per share, the denominator includes both the weighted average number of shares of common stock outstanding during the period and the weighted average number of shares of potential common stock, such as stock options and restricted stock units and warrants, calculated using the treasury stock method.

For the three and six months ended July 31, 2009, 4,954,000 and 3,690,000 common stock equivalents respectively were anti-dilutive. The number of options that were anti-dilutive at July 31, 2009 include 618,000 shares, whose dilutive effect was not included in the calculation as a result of the Company’s net losses for the quarter.

For the three and six months ended July 31, 2008, 3,683,000 and 4,156,000 common stock equivalents respectively were anti-dilutive.

Below is a summary of the shares used in calculating basic and diluted income per share for the periods indicated:

	Three Months Ended		Six Months Ended
	July 31,		July 31,
	2009	2008	2009	2008
	(in thousands)
Weighted average shares used in calculating
earnings per share—Basic	30,795	30,684	30,821	30,837
Dilutive common stock options	-	464	468	418
Weighted average shares used in calculating
earnings per share—Diluted	30,795	31,148	31,289	31,255

12. Subsequent Event

On September 1, 2009, SeaChange completed the acquisition of all of the issued share capital of eventIS Group B.V, (“eventIS”), a privately owned company based in the Netherlands. eventIS provides VOD and linear broadcast solutions and related services to cable television and broadcast customers primarily in Europe. Under the terms of the definitive agreement, SeaChange paid $36.6 million upon the closing of the transaction on September 1, 2009. In addition, SeaChange is obligated to pay €1.2 million (approximately $1.7 million) in cash to the former eventIS shareholders on each of the first three anniversary dates following the acquisition. SeaChange is also obligated on each of the aforementioned anniversary dates to issue shares of restricted stock of SeaChange equating to €800,000 (approximately $1.1 million) annually to the former eventIS shareholders. The purchase price will also include a performance-based component principally related to the achievement of certain annual revenue targets for eventIS and SeaChange products and services. The revenue performance metrics will cover the three year period ending January 31, 2013 with payment upon achievement of these metrics occurring annually. SeaChange incurred a total of approximately $500,000 of transaction expenses during the second quarter of fiscal 2010 which were expensed as general and administrative expenses in the second quarter of fiscal 2010. SeaChange expects to incur further transactions costs associated with the acquisition of eventIS during its third quarter.

13. Recently Issued Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board “(FASB) issued SFAS No. 166, Accounting for Transfers of Financial Assets, an amendment to SFAS No. 140 (“SFAS 166”). SFAS 166 eliminates the concept of a "qualifying special-purpose entity," changes the requirements for derecognizing financial assets, and requires additional disclosures in order to enhance information reported to users of financial statements by providing greater transparency about transfers of financial assets, including securitization transactions, and an entity's continuing involvement in and exposure to the risks related to transferred financial assets. SFAS 166 is effective for fiscal years beginning after November 15, 2009. The Company is currently evaluating the impact of this standard on its Consolidated Financial Statements.

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R) (“SFAS 167”), which amends FASB Interpretation No. 46 (revised December 2003) to address the elimination of the concept of a qualifying special purpose entity and replaces the quantitative-based risks and rewards calculation for determining which enterprise has a controlling financial interest in a variable interest entity. Also, SFAS 167 requires an ongoing assessment of whether an entity is the primary beneficiary of a variable interest entity. The amended approach focuses on identifying which enterprise has the power to direct the activities of a variable interest entity and the obligation to absorb losses of the entity or the right to receive benefits from the entity. Additionally, SFAS 167 provides more timely and useful information about an enterprise’s involvement with a variable interest entity. SFAS 167 will become effective for the first annual period starting after November 15, 2009. The Company is currently evaluating the impact of this standard on its Consolidated Financial Statements.

Impact of the Recently Adopted Accounting Pronouncements

In December 2007, the FASB issued SFAS 141 (revised 2007), “Business Combinations” (“SFAS 141(R)”). SFAS 141(R) uses the fair value definition in SFAS 157, which defines fair value as “the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.” SFAS 141(R) also changes the method of applying the acquisition method in a number of significant aspects. Acquisition costs will generally be expensed as incurred; noncontrolling interests will be valued at fair value at the acquisition date; in-process research and development will be recorded at fair value as an indefinite-lived intangible asset at the acquisition date; restructuring costs associated with a business combination will generally be expensed subsequent to the acquisition date; and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense. SFAS 141(R) amends SFAS No. 109, “Accounting for Income Taxes” such that adjustments made to valuation allowances on deferred taxes and acquired tax contingencies associated with acquisitions that closed prior to the effective date of SFAS 141(R) would also apply the provisions of SFAS 141 (R). SFAS 141(R) is effective for fiscal years beginning after December 15, 2008, and was adopted by the Company on February 1, 2009. See Note 12 for disclosures relating to the acquisition of eventIS Group B.V. which was completed on September 1, 2009.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events (“SFAS 165”). This statement incorporates accounting and disclosure requirements related to subsequent events into U.S. GAAP. The requirements of SFAS 165 for subsequent-events accounting and disclosure are not significantly different from those in existing auditing standards, which SeaChange has historically followed for financial reporting purposes. As a result, SeaChange does not believe this standard had any material impact on its financial statements. The Company evaluated its July 31, 2009 financial statements for subsequent events through the date of issuance of these interim financial statements, which is September 8, 2009. Other than the definitive agreement entered into on September 1, 2009 for the purchase of all outstanding shares of eventIS Group B.V., further detailed in Note 12, the Company is not aware of any other subsequent events which would require recognition or disclosure in the financial statements.

In April 2009, the FASB issued the following new accounting standards:

  FASB Staff Position FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” (“FSP FAS 107-1 and APB 28-1”). FSP FAS 107-1 and APB 28-1, amends FASB Statement No. 107, “Disclosures about Fair Value of Financial Instruments,” to require disclosures about fair value of financial instruments in interim as well as in annual financial statements. This FSP also amends APB Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in all interim financial statements.

  FASB Staff Position FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly,” (“FSP FAS 157-4”). FSP FAS 157-4 provides guidelines for making fair value measurements more consistent with the principles presented in SFAS 157. FSP FAS 157-4 provides additional authoritative guidance in determining whether a market is active or inactive, and whether a transaction is distressed, and is applicable to all assets and liabilities (i.e. financial and nonfinancial) and will require enhanced disclosures.

  FASB Staff Position FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments,” (“FSP FAS 115-2 and FAS 124-2”). FSP FAS 115-2 and FAS 124-2 provides additional guidance to provide greater clarity about the credit and noncredit component of an other-than-temporary impairment event and to more effectively communicate when an other-than-temporary impairment event has occurred. This FSP applies to debt securities.

Upon implementation during SeaChange’s second quarter of fiscal 2010, the FASB Staff Positions (“FSP) did not have a material impact on SeaChange’s consolidated financial statements. The additional disclosures related to FSP’s are included in Note 2.

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

  Media Services segment includes the operations of ODG, including Mobix Interactive, Inc. activities which include content acquisition and preparation services for television and wireless service providers and related operating expenses.

The Company determined there are significant functions, and therefore costs, which are considered corporate expenses and are not allocated to the reportable segments for the purposes of assessing performance and making operating decisions. These unallocated costs include general and administrative expenses, other than general and administrative expenses related to Media Services, interest and other income, net, taxes and equity losses in earnings of affiliates, which are managed separately at the corporate level.

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

  our ability to successfully integrate businesses acquired by us, including eventIS Group B.V. and Mobit Interactive, Ltd.

Three Months Ended July 31, 2009 Compared to the Three Months Ended July 31, 2008

The following table sets forth statement of operations data for the three months ended July 31, 2009 compared to the three months ended July 31, 2008.

	Three Months Ended
	July 31,
	2009	2008
	(in thousands)
Revenues:
Products	$22,598	$29,486
Services	23,909	21,219
	46,507	50,705
Costs and expenses:
Cost of product revenues	7,788	13,019
Cost of services revenues	15,004	13,046
Research and development	11,976	11,047
Selling and marketing	6,251	7,265
General and administrative	5,184	4,800
Amortization of intangibles	794	397
(Loss) income from operations	(490)	1,131
Interest and other income, net	150	678
(Loss) income before income taxes and equity loss in earnings of affiliates	(340)	1,809
Income tax benefit (expense)	11	(208)
Equity loss in earnings of affiliates, net of tax	(47)	(114)
Net (loss) income	$(376)	$1,487

Revenues

The following table summarizes information about the Company’s reportable segment revenues for the three months ended July 31, 2009 and 2008.

	Three Months Ended
	July 31,
	2009	2008	%
	(in thousands, except for percentage data)
Software revenues:
Products	$14,424	$18,906	-24%
Services	15,636	13,673	14%
Total Software revenues	$30,060	$32,579	-8%
Servers and Storage revenues:
Products	$8,174	$10,580	-23%
Services	3,657	3,652	0%
Total Servers and Storage revenues	$11,831	$14,232	-17%
Media Services:
Services	$4,616	$3,894	19%
Total consolidated revenue:
Products	$22,598	$29,486	-23%
Services	23,909	21,219	13%
Total consolidated revenues	$46,507	$50,705	-8%

Product Revenues. Product revenues decreased 23% to $22.6 million in the three months ended July 31, 2009 from $29.5 million in the three months ended July 31, 2008. Product revenues from the Software segment accounted for 64% of the total product revenue for both the three months ended July 31, 2009, and 2008. The Servers and Storage segment accounted for 36% of total product revenues for both the three months ended July 31, 2009 and 2008. The decrease in product revenues is due to lower sales of our Broadcast products driven by the impact of reduced advertising revenues on broadcasters’ capital spending and lower North American Advertising Insertion license revenues.

Services Revenues. Our Services revenues increased 13% year over year to $23.9 million in the three months ended July 31, 2009 from $21.2 million in the three months ended July 31, 2008. For both the three months ended July 31, 2009 and 2008, Services revenues for the Software segment accounted for 65% of the total services revenue. Servers and Storage services revenue accounted for 15% and 17% of total services revenue and Media Services accounted for 20% and 18% of total services revenues in the three months ended July 31, 2009 and 2008, respectively. The increased Service revenues is due to higher revenues from On Demand Group primarily from two customer contract wins that occurred in the second half of fiscal 2009 and increased VOD professional service revenues year over year.

For the three months ended July 31, 2009, four customers accounted for more than 54% of our total revenues, and two customers accounted for more than 48% of our total revenues for the three months ended July 31, 2008. Revenue from each of these customers was comprised of Software and Servers and Storage segment revenues. We believe that a significant amount of our revenues will continue to be derived from a limited number of customers.

International sales accounted for approximately 40% and 33% of total revenues in the three months ended July 31, 2009 and 2008, respectively. We expect that international products and services revenues will remain a significant portion of our business in the future. A majority of our international sales are denominated in United States dollars (USD), and for the three months ended July 31, 2009 and 2008 approximately 75% and 76% of international revenues, respectively, were denominated in USD, lessening the exposure of the Company’s revenues to currency fluctuations.

Software Revenues. Revenues from our Software segment for the three months ended July 31, 2009 decreased $2.5 million, or an 8% decrease compared to the three months ended July 31, 2008. The decrease in software product revenues were due to lower TV Navigator license revenues and lower software licensing revenues from Advertising and Broadcast products resulting from less capital spending by North American advertisers and broadcasters. The decrease in software product revenues was partially offset by higher software subscription revenues resulting from the renewal of subscription agreements during the quarter and higher VOD license revenues. In addition, lower software product revenues were also partially offset by higher software services revenues primarily due to higher VOD product maintenance revenue and other technical support services revenue from growth in our installed base of products.

Servers and Storage Revenues. Revenues from the Servers and Storage segment for the three months ended July 31, 2009 decreased $2.4 million or 17% compared to related revenues in the three months ended July 31, 2008. The decrease in these product revenues compared to the same quarter in the previous year was primarily due to lower Broadcast server revenue as broadcast customers curtailed their capital spending year over year. This was partially offset by strong VOD server shipments to customers in North America, Latin America and China.

Media Services. Revenues from Media Services increased by approximately $722,000 or 19% in the three months ended July 31, 2009 compared to the three months ended July 31, 2008. The increase in this revenue was due primarily to contract wins in Greece and Turkey that occurred in the second half of fiscal 2009. Excluding the impact of currency rate differences, Media Services revenue would have grown 46% compared to the second quarter of fiscal 2009.

Product Gross Profit. Costs of product revenues consist primarily of the cost of purchased material components and subassemblies, labor and overhead relating to the final assembly and testing of complete systems and related expenses. The gross profit percentage for products increased from 56% in the three months ended July 31, 2008 to 66% in the three months ended July 31, 2009. The year over year increase was due mainly to a favorable product mix of higher margin software subscription revenues combined with lower Broadcast server products which typically carry lower margins.

Services Gross Profit. Cost of services revenues consist primarily of labor, materials and overhead relating to the installation, training, product maintenance and technical support, software development, project management and costs associated with providing video content services. The gross profit percentage for services decreased from 39% in the three months ended July 31, 2008 to 37% in the three months ended July 31, 2009. The decrease was primarily due to higher headcount costs for the Media Services segment compared to last year’s second fiscal quarter.

Software Revenues Gross Profit. Software segment gross margin of 61% for the three months ended July 31, 2009 was five percentage points higher compared to the three months ended July 31, 2008. The increase in software gross margins is due mainly to higher software subscription revenues primarily from the renewal of our agreement with Comcast during the second quarter of fiscal 2010.

Servers and Storage Gross Profit. Servers and Storage segment gross margin of 44% in the three months ended July 31, 2009 was two percentage points higher than in the three months ended July 31, 2008 due mainly to higher sales volume-related VOD server gross margins and a lower proportion of lower margin Broadcast server revenue.

Media Services Gross Profit. Media Services segment gross margin of 5% in the three months ended July 31, 2009 was seven percentage points lower than gross margin for the three months ended July 31, 2008 due principally to the overlap of increased headcount related costs associated with bringing all content processing in-house combined with the continued third party costs during this transition during the second quarter of fiscal 2010.

Research and Development. Research and development expenses consist primarily of the compensation of development personnel, depreciation of development and test equipment and an allocation of related facilities expenses. Research and development expenses increased from $11.0 million, or 22% of total revenues, in the three months ended July 31, 2008, to $12.0 million or 26% of total revenues, in the three months ended July 31, 2009. The increase year over year is primarily due to increased headcount costs related to the VOD servers and TV Navigator product lines.

Selling and Marketing. Selling and marketing expenses consist primarily of compensation expenses, including sales commissions, travel expenses and certain promotional expenses. Selling and marketing expenses decreased from $7.3 million, or 14% of total revenues, in the three months ended July 31, 2008, to $6.3 million, or 13% of total revenues, in the three months ended July 31, 2009. This decrease is primarily due to lower travel expenses of $300,000, lower marketing-related expenses of $200,000 and lower third party commissions of $300,000.

General and Administrative. General and administrative expenses consist primarily of the compensation of executive, finance, human resource and administrative personnel, legal and accounting services and an allocation of related facilities expenses. In the three months ended July 31, 2009, general and administrative expenses increased to $5.2 million, or 11% of total revenues, from $4.8 million, or 9% of total revenues, in the three months ended July 31, 2008. The increase was primarily due to $500,000 of transaction expenses related to the acquisition of eventIS Group B.V. As a result of the adoption of SFAS 141(R), the Company is now required to expense acquisition-related costs in its general and administrative expenses whereas prior to the adoption of SFAS 141(R), such costs were capitalized as part of the purchase price allocated to assets and liabilities acquired.

Amortization of Intangible Assets. Amortization expense consists of the amortization of acquired intangible assets which are operating expenses and not considered costs of revenues. In the three months ended July 31, 2009 and 2008, amortization expense was $794,000 and $397,000, respectively. The increase was due to the amortization of the intangible assets in connection with the acquisition of Mobix Interactive on November 18, 2008. An additional $30,000 and $47,000 of amortization expense related to acquired technology was charged to cost of sales for the three months ended July 31, 2009 and 2008, respectively. In the future, SeaChange expects to have a higher amortization expense as a result of the recent acquisitions of Mobix on November 19, 2008 and eventIS on September 1, 2009. The Company expects to complete valuations for Mobix and eventIS during the second half of fiscal 2010.

Interest and Other Income, net. Interest and other income, net was $149,000 in the three months ended July 31, 2009, compared to $678,000 in the three months ended July 31, 2008. The decrease in interest and other income, net is primarily due to a $400,000 decrease in interest income resulting from lower investment yields and $159,000 of translation losses at our various foreign subsidiaries (where the functional currency is the US Dollar) derived from fluctuations in exchange rates between the various currencies and the U.S. dollar.

Equity Loss in Earnings of Affiliates. Equity loss in earnings of affiliates was $47,000 in the three months ended July 31, 2009 in comparison to equity loss in earnings of affiliates of $114,000 in the three months ended July 31, 2008. For the three months ended July 31, 2009 and 2008, $192,000 and $776,000, respectively, of equity loss was recognized from On Demand Deutschland, net of $155,000 and $662,000, respectively, in accreted gains related to customer contracts and content licensing agreements and a capital distribution related to reimbursement of previously incurred costs.

Income Tax Provision and Benefit. For the three months ended July 31, 2009, we recorded an income tax benefit of $12,000 on a loss before tax of $341,000 resulting in an effective tax rate of (3%). The income tax provision was attributable to the reduction of our deferred tax liabilities related to the Mobix intangibles, offset by our tax expense on foreign source income which are taxed at lower rates than in the U.S.. For the three months ended July 31, 2008, we recorded an income tax provision of $208,000 on income before taxes of $1.8 million, resulting in an effective tax rate of 12%.

As of July 31, 2009, the Company has maintained the full valuation allowance against its net U.S. and U.K. deferred tax assets primarily due to the uncertainties related to our ability to generate sufficient pre-tax income for fiscal 2010 and thereafter. If we generate sufficient pre-tax income in the future, some portion or all of the valuation allowance could be reversed and a corresponding increase in net income would be reported in future periods.

Six Months Ended July 31, 2009 Compared to the Six Months Ended July 31, 2008

The following table sets forth statement of operations data for the six months ended July 31, 2009 compared to the six months ended July 31, 2008.

	Six Months Ended
	July 31,
	2009	2008
	(in thousands)
Revenues:
Products	$48,968	$56,480
Services	46,415	39,609
	95,383	96,089
Costs and expenses:
Cost of product revenues	17,758	23,744
Cost of services revenues	28,893	24,943
Research and development	24,080	21,523
Selling and marketing	12,515	13,688
General and administrative	10,050	10,085
Amortization of intangibles	1,273	793
Income from operations	814	1,313
Interest and other income, net	285	1,547
Income before income taxes and equity loss in earnings of affiliates	1,099	2,860
Income tax expense	(233)	(633)
Equity loss in earnings of affiliates, net of tax	(244)	(397)
Net income	$622	$1,830

Revenues

The following table summarizes information about the Company’s reportable segment revenues for the six months ended July 31, 2009 and 2008.

	Six Months Ended
	July 31,
	2009	2008	%
	(in thousands, except for percentage data)
Software revenues:
Products	$30,709	$38,059	-19%
Services	29,968	24,583	22%
Total Software revenues	$60,677	$62,642	-3%
Servers and Storage revenues:
Products	$18,259	$18,421	-1%
Services	7,625	7,118	7%
Total Servers and Storage revenues	$25,884	$25,539	1%
Media Services:
Services	$8,822	$7,908	12%
Total consolidated revenue:
Products	$48,968	$56,480	-13%
Services	46,415	39,609	17%
Total consolidated revenues	$95,383	$96,089	-1%

Product Revenues. Product revenues decreased 13% to $49.0 million in the six months ended July 31, 2009 from $56.5 million in the six months ended July 31, 2008. Product revenues from the Software segment accounted for 63% and 67% of the total product revenue for the six months ended July 31, 2009, and 2008, respectively. The Servers and Storage segment accounted for 37% and 33% of total product revenues in the six months ended July 31, 2009 and 2008, respectively. The $7.5 million decrease in product revenues between years is primarily due to lower sales of our Broadcast products driven by the impact of reduced advertising revenues on broadcasters’ capital spending and lower North American Advertising Insertion license revenue.

Services Revenues. Our Services revenues increased 17% year over year to $46.4 million in the six months ended July 31, 2009 from $39.6 million in the six months ended July 31, 2008. For the six months ended July 31, 2009 and 2008, Services revenues for the Software segment accounted for 65% and 62% of the total services revenue, respectively. Servers and Storage services revenue accounted for 16% and 18% of total services revenue and Media Services accounted for 19% and 20% of total services revenues in the six months ended July 31, 2009 and 2008, respectively. The $6.8 million increase in Services revenues in our Software segment is due to increased VOD support maintenance and professional services and increases in our Media Services segment were due to two customer contract wins that occurred in the second half of fiscal 2009.

For the six months ended July 31, 2009, three customers accounted for more than 48% of our total revenues, and two customers accounted for more than 44% of our total revenues for the six months ended July 31, 2008. Revenue from each of these customers was comprised of Software and Servers and Storage segment revenues. We believe that a significant amount of our revenues will continue to be derived from a limited number of customers.

International sales accounted for approximately 33% and 32% of total revenues in the six months ended July 31, 2009 and 2008, respectively. We expect that international products and services revenues will remain a significant portion of our business in the future. A majority of our international sales are denominated in United States dollars (USD), and for the six months ended July 31, 2009 and 2008, approximately 72% and 74% of international revenues, respectively, were earned in USD, lessening the exposure of the Company’s revenues to currency fluctuations.

Software Revenues. Revenues from our Software segment for the six months ended July 31, 2009 decreased $2.0 million, or a 3% decrease compared to the six months ended July 31, 2008. The $7.4 million decrease in product revenue for the Software segment was caused by lower software licensing revenue from our Advertising Insertion products and lower orders from our Broadcast products resulting from less capital spending by broadcasters. In addition, there were also two large nonrecurring orders during our first half of fiscal 2009 for our VODlink and VOD hospitality software products; that were partially offset by higher VOD subscription revenue from the renewal of the Comcast subscription agreement during the second quarter of fiscal 2010. The $5.4 million increase in services revenue for the Software segment was primarily due to VOD product maintenance contract revenue and other technical support services revenue from growth in our installed base of products.

Servers and Storage Revenues. Revenues from the Servers and Storage segment for the six months ended July 31, 2009 increased $345,000 or 1% compared to related revenues in the six months ended July 31, 2008. The decrease in product revenues in the six months ended July 31, 2009 of $162,000 compared to the same six months in the previous year was primarily due to lower Broadcast server revenues offset by higher VOD server revenues. In addition, lower product revenues were offset by higher service revenues primarily due to higher VOD product maintenance contract revenue and other technical support services revenue from growth in our installed base of products.

Media Services. Revenues from Media Services increased by $914,000 or 12% in the six months ended July 31, 2009 compared to the six months ended July 31, 2008. The increase in this revenue was due primarily to recent contract wins in Greece and Turkey in the second half of the last fiscal year.

Product Gross Profit. Costs of product revenues consist primarily of the cost of purchased material components and subassemblies, labor and overhead relating to the final assembly and testing of complete systems and related expenses. The gross profit percentage for products increased from 58% in the six months ended July 31, 2008 to 64% in the six months ended July 31, 2009. The year over year increase in product gross profit percentages between years was due mainly to higher VOD software subscription margins and a lower proportion of lower margin Broadcast revenue.

Services Gross Profit. Cost of services revenues consist primarily of labor, materials and overhead relating to the installation, training, product maintenance and technical support, software development, project management and costs associated with providing video content services. The gross profit percentage for services increased from 37% in the six months ended July 31, 2008 to 38% in the six months ended July 31, 2009. The increase was primarily due to increased VOD maintenance revenues due to a larger installed base year over year, partially offset by lower margins in the Media Services segment.

Software Revenues Gross Profit. Software segment gross margin of 59% for the six months ended July 31, 2009 was four percentage points higher compared to the six months ended July 31, 2008. The increase in software gross margins is due mainly to higher Software subscription revenues resulting from the renewal of our agreement with Comcast during the second quarter of fiscal 2010.

Servers and Storage Gross Profit. Servers and Storage segment gross margin of 47% in the six months ended July 31, 2009 was two percentage points higher compared to the six months ended July 31, 2008. The increase was due to a favorable product mix of higher margin VOD server revenues and lower margin Broadcast revenues.

Media Services Gross Profit. Media Services segment gross margin of 7% in the six months ended July 31, 2009 was eight percentage points lower than gross margin for the six months ended July 31, 2008 due principally to the overlap of increased headcount related costs associated with bringing all content processing in-house combined with the continued third party costs for this transition during the first half of this year. We expect that the third party costs will be minimal going forward.

Research and Development. Research and development expenses consist primarily of the compensation of development personnel, depreciation of development and test equipment and an allocation of related facilities expenses. Research and development expenses increased from $21.5 million, or 22% of total revenues, in the six months ended July 31, 2008, to $24.1 million or 25% of total revenues, in the six months ended July 31, 2009. The increase year over year is primarily due to increased headcount costs related to the VOD servers and TV Navigator product lines.

Selling and Marketing. Selling and marketing expenses consist primarily of compensation expenses, including sales commissions, travel expenses and certain promotional expenses. Selling and marketing expenses decreased from $13.7 million, or 14% of total revenues, in the six months ended July 31, 2008, to $12.5 million, or 13% of total revenues, in the six months ended July 31, 2009. This decrease is primarily due to lower external commission expense of $200,000, lower travel expenses of $400,000 and lower trade show expenses of $300,000.

General and Administrative. General and administrative expenses consist primarily of the compensation of executive, finance, human resource and administrative personnel, legal and accounting services and an allocation of related facilities expenses. In the six months ended July 31, 2009, general and administrative expenses were flat at $10.1 million, or 11% of total revenues, as compared to the six months ended July 31, 2008. General and administrative expenses included approximately $500,000 of transaction expenses related to the acquisition of eventIS Group B.V. during the six months ended July 31, 2009. As a result of the adoption of SFAS 141(R), the Company is now required to expense acquisition-related costs in its general and administrative expenses whereas prior to the adoption of SFAS 141(R), such costs were capitalized as part of the purchase price allocated to assets and liabilities acquired.

Amortization of Intangible Assets. Amortization expense consists of the amortization of acquired intangible assets which are operating expenses and not considered costs of revenues. In the six months ended July 31, 2009 and 2008, amortization expense was $1.3 million and $793,000, respectively. The increase is due to the estimated amortization of intangible assets in connection with the acquisition of Mobix Interactive on November 18, 2008. An additional $60,000 and $94,000 of amortization expense related to acquired technology was charged to cost of sales for the six months ended July 31, 2009 and 2008, respectively. In the future, SeaChange expects to have a higher amortization expense as a result of the recent acquisitions of Mobix on November 19, 2008 and eventIS on September 1, 2009. The Company expects to complete valuations for Mobix and eventIS during the third quarter.

Interest and Other Income, net. Interest and other income, net was $285,000 in the six months ended July 31, 2009, compared to $1.5 million in the six months ended July 31, 2008. The decrease in interest and other income, net is primarily due to a $873,000 decrease in interest income resulting from lower investment yields and $373,000 of translation losses at our various foreign subsidiaries (where the functional currency is the US Dollar) derived from fluctuations in exchange rates between the various currencies and the U.S dollar.

Equity Loss in Earnings of Affiliates. Equity loss in earnings of affiliates was $244,000 in the six months ended July 31, 2009 in comparison to equity loss in earnings of affiliates of $397,000 in the six months ended July 31, 2008. For the six months ended July 31, 2009 and 2008, $520,000 and $755,000, respectively, of equity loss was recognized from On Demand Deutschland, net of $286,000 and $358,000, respectively, in accreted gains related to customer contracts and content licensing agreements and a capital distribution related to reimbursement of previously incurred costs.

Income Tax Provision. For the six months ended July 31, 2009, we recorded an income tax provision of $233,000 on income before tax of $1.1 million resulting in an effective tax rate of 21%. The effective tax rate of 21% was primarily attributable to income in our foreign subsidiaries which are taxed at lower rates than in the U.S. rate of 35%. For the six months ended July 31, 2008, we recorded an income tax provision of $633,000 on income before taxes of $2.9 million resulting in an effective tax rate of 22%.

As of July 31, 2009, the Company has maintained the full valuation allowance against its net U.S. and U.K. deferred tax assets primarily due to the uncertainties related to our ability to generate sufficient pre-tax income for fiscal 2010 and thereafter. If we generate sufficient pre-tax income in the future, some portion or all of the valuation allowance could be reversed and a corresponding increase in net income would be reported in future periods.

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

Liquidity and Capital Resources

Historically, we have financed our operations and capital expenditures primarily with cash on-hand and the proceeds from sales of our common stock. Cash and marketable securities increased $7.7 million from $85.8 million at January 31, 2009 to $93.5 million at July 31, 2009. Working capital, excluding long-term marketable securities, increased from $89.5 million at January 31, 2009 to $89.7 million at July 31, 2009.

Net cash provided by operating activities was $15.5 million for the six months ended July 31, 2009 compared to net cash provided by operating activities of $3.2 million for the six months ended July 31, 2008. The net cash provided by operating activities for the six months ended July 31, 2009 was primarily the result of non-cash expenses of $7.7 million and a decrease of $12.0 million of accounts receivable, resulting from strong collections during the period offset by a decrease of $2.7 million in accrued expenses.

Net cash used by investing activities was $6.2 million for the six months ended July 31, 2009 compared to net cash used by investing activities of $4.9 million for the six months ended July 31, 2008. Investment activity for the six months ended July 31, 2009 consisted of net purchases of $300,000 of marketable securities, the purchase of property and equipment of $6.0 million, a $700,000 contingent payment to the former shareholders of Mobix and additional investments in Casa Systems, Inc. of $654,000 and On Demand Deutschland GMBH and CoKG of $212,000.

Net cash used by financing activities was $800,000 for the six months ended July 31, 2009 and net cash used by financing activities was $4.7 million for the six months ended July 31, 2008. In the six months ended July 31, 2009, the cash used by financing activities was due to the repurchase of $1.7 million of the Company’s stock partially offset by $900,000 from the issuance of common stock in connection with stock option exercises and stock purchases under the Company’s Employee Stock Purchase Plan.

For the six month period ended July 31, 2009 the effect of exchange rates on cash and cash equivalents from translating ODG’s cash balances to U.S. dollars from British Pounds resulted in an increase of the cash balance of $600,000.

In connection with our acquisition of eventIS Group B.V., (eventIS), SeaChange paid €25.5 million (approximately $36.6 million) upon the closing of the transaction on September 1, 2009. In addition, SeaChange is obligated to pay annually €1.2 (approximately $1.7 million) million in cash and issue shares of restricted stock of SeaChange equating to €800,000 (approximately $1.1 million) to the former eventIS shareholders on each of the first three anniversary dates following the acquisition. In addition, we have agreed to contingent earnout payments principally related to the achievement of certain annual revenue targets for eventIS products and sales of SeaChange products and services. The revenue performance metrics will cover the three year period ending January 31, 2013 with payment upon achievement of these metrics occurring annually. We incurred a total of approximately $500,000 of transaction expenses, during the second quarter of fiscal 2010 which were expensed as general and administrative expenses in the second quarter of fiscal 2010. We expect to incur further transactions costs associated with the acquisition of eventIS during our third quarter.

In connection with our acquisition of Mobix, at the closing, we deposited £1 million (approximately $1.5 million) in escrow, which was subsequently returned to ODG on May 27, 2009 due to Mobix failing to meet certain performance goals. In addition, we have agreed to make total contingent earnout cash payments of approximately £8.3 million upon the achievement of certain financial targets measured over defined periods through November 19, 2011.

On February 27, 2007, the On Demand Group Ltd. (“ODG”), a wholly-owned U.K. subsidiary of SeaChange, entered into an agreement with Tele-Munchen Fernseh GmbH & Co. Produktionsgesellschaft to create a joint venture named On Demand Deutschland GmbH & Co. KG. The Shareholder’s Agreement requires ODG to provide cash contributions up to $4.2 million upon the request of the joint venture’s management and approval by the shareholders of the joint venture. During the six months ended July 31, 2009, the Company contributed $212,000.

On March 11, 2009, SeaChange’s Board of Directors authorized the repurchase of up to $20.0 million of its common stock, par value $.01 per share, through a share repurchase program. As authorized by the program, shares may be purchased in the open market or through privately negotiated transactions in a manner consistent with applicable securities laws and regulations, including pursuant to a Rule 10b5-1 plan maintained by the Company. This share repurchase program does not obligate the Company to acquire any specific number of shares and may be suspended or discontinued at any time. All repurchases are expected to be funded from the Company’s current cash and investment balances. The timing and amount of the shares to be repurchased will be based on market conditions and other factors, including price, corporate and regulatory requirements and alternative investment opportunities. The repurchase program is scheduled to terminate on January 31, 2010. During the six months ended July 31, 2009, the Company repurchased 298,415 shares at a cost of $1.7 million.

On October 31, 2008, RBS Citizens (a subsidiary of the Royal Bank of Scotland Group plc) extended our $15.0 million revolving line of credit from October 31, 2008 through October 31, 2010. Loans made under this revolving line of credit bear interest at a rate per annum equal to the bank’s prime rate. Borrowings under this line of credit are collateralized by substantially all of our assets. The loan agreement requires SeaChange to comply with certain financial covenants. On August 31, 2009, these financial covenants were amended to reflect the acquisition of eventIS. As of July 31, 2009, we were in compliance with the financial covenants and there were no amounts outstanding under the revolving line of credit.

We are occasionally required to post letters of credit, issued by a financial institution, to secure certain sales contracts. Letters of credit generally authorize the financial institution to make a payment to the beneficiary upon the satisfaction of a certain event or the failure to satisfy an obligation. The letters of credit are generally posted for one-year terms and are usually automatically renewed upon maturity until such time as we have satisfied the commitment secured by the letter of credit. We are obligated to reimburse the issuer only if the beneficiary collects on the letter of credit. We believe that it is unlikely we will be required to fund a claim under our outstanding letters of credit. As of July 31, 2009, the full amount of the letters of credit of $629,000 was supported by our credit facility.

We believe that existing funds combined with available borrowings under the revolving line of credit and cash provided by future operating activities are adequate to satisfy our working capital, potential acquisitions and capital expenditure requirements and other contractual obligations for the foreseeable future, including at least the next twelve months. In addition, we actively review potential acquisitions, such as our recent acquisition of eventIS on September 1, 2009, that would complement our existing product offerings, enhance our technical capabilities or expand our marketing and sales presence. Any future transactions of this nature could require potentially significant amounts of capital or could require us to issue additional stock and dilute existing stockholders. Our ability to raise funds may be adversely affected by a number of factors beyond our control, including the global economic slowdown as well as conditions in financial markets and the cable and telecom industries. There can be no assurance that any financing will be available on terms acceptable to us, if at all.

Effects of Inflation

Management believes that financial results have not been significantly impacted by inflation and price changes in materials we use in manufacturing our products.

Recently Issued Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board “(FASB) issued SFAS No. 166, Accounting for Transfers of Financial Assets, an amendment to SFAS No. 140 (“SFAS 166”). SFAS 166 eliminates the concept of a "qualifying special-purpose entity," changes the requirements for derecognizing financial assets, and requires additional disclosures in order to enhance information reported to users of financial statements by providing greater transparency about transfers of financial assets, including securitization transactions, and an entity's continuing involvement in and exposure to the risks related to transferred financial assets. SFAS 166 is effective for fiscal years beginning after November 15, 2009. The Company is currently evaluating the impact of this standard on its Consolidated Financial Statements.

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R) (“SFAS 167”), which amends FASB Interpretation No. 46 (revised December 2003) to address the elimination of the concept of a qualifying special purpose entity and replaces the quantitative-based risks and rewards calculation for determining which enterprise has a controlling financial interest in a variable interest entity. Also, SFAS 167 requires an ongoing assessment of whether an entity is the primary beneficiary of a variable interest entity. The amended approach focuses on identifying which enterprise has the power to direct the activities of a variable interest entity and the obligation to absorb losses of the entity or the right to receive benefits from the entity. Additionally, SFAS 167 provides more timely and useful information about an enterprise’s involvement with a variable interest entity. SFAS 167 will become effective for the first annual period starting after November 15, 2009. The Company is currently evaluating the impact of this standard on its Consolidated Financial Statements.

Impact of the Recently Adopted Accounting Pronouncements

In December 2007, the FASB issued SFAS 141 (revised 2007), “Business Combinations” (“SFAS 141(R)”). SFAS 141(R) uses the fair value definition in SFAS 157, which defines fair value as “the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.” SFAS 141(R) also changes the method of applying the acquisition method in a number of significant aspects. Acquisition costs will generally be expensed as incurred; noncontrolling interests will be valued at fair value at the acquisition date; in-process research and development will be recorded at fair value as an indefinite-lived intangible asset at the acquisition date; restructuring costs associated with a business combination will generally be expensed subsequent to the acquisition date; and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense. SFAS 141(R) amends SFAS No. 109, “Accounting for Income Taxes” such that adjustments made to valuation allowances on deferred taxes and acquired tax contingencies associated with acquisitions that closed prior to the effective date of SFAS 141(R) would also apply the provisions of SFAS 141 (R). SFAS 141(R) is effective for fiscal years beginning after December 15, 2008, and was adopted by the Company on February 1, 2009. See Note 12 for disclosures relating to the acquisition of eventIS Group B.V. which was completed on September 1, 2009.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events (“SFAS 165”). This statement incorporates accounting and disclosure requirements related to subsequent events into U.S. GAAP. The requirements of SFAS 165 for subsequent-events accounting and disclosure are not significantly different from those in existing auditing standards, which SeaChange has historically followed for financial reporting purposes. As a result, SeaChange does not believe this standard had any material impact on its financial statements. The Company evaluated its July 31, 2009 financial statements for subsequent events through the date of issuance of these interim financial statements, which is September 8, 2009. Other than the definitive agreement entered into on September 1, 2009 for the purchase of all outstanding shares of eventIS Group B.V., further detailed in Note 12, the Company is not aware of any other subsequent events which would require recognition or disclosure in the financial statements.

In April 2009, the FASB issued the following new accounting standards:

  FASB Staff Position FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” (“FSP FAS 107-1 and APB 28-1”). FSP FAS 107-1 and APB 28-1, amends FASB Statement No. 107, “Disclosures about Fair Value of Financial Instruments,” to require disclosures about fair value of financial instruments in interim as well as in annual financial statements. This FSP also amends APB Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in all interim financial statements.

  FASB Staff Position FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly,” (“FSP FAS 157-4”). FSP FAS 157-4 provides guidelines for making fair value measurements more consistent with the principles presented in SFAS 157. FSP FAS 157-4 provides additional authoritative guidance in determining whether a market is active or inactive, and whether a transaction is distressed, and is applicable to all assets and liabilities (i.e. financial and nonfinancial) and will require enhanced disclosures.

  FASB Staff Position FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments,” (“FSP FAS 115-2 and FAS 124-2”). FSP FAS 115-2 and FAS 124-2 provides additional guidance to provide greater clarity about the credit and noncredit component of an other-than-temporary impairment event and to more effectively communicate when an other-than-temporary impairment event has occurred. This FSP applies to debt securities.

Upon implementation during SeaChange’s second quarter of fiscal 2010, the FASB Staff Positions (“FSP) did not have a material impact on SeaChange’s consolidated financial statements. The additional disclosures related to FSP’s are included in Note 2.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

We face exposure to financial market risks, including adverse movements in foreign currency exchange rates and changes in interest rates. These exposures may change over time as business practices evolve and could have a material adverse impact on our financial results. Our foreign currency exchange exposure is primarily associated with product sales arrangements, European and Asian repatriation or settlement of intercompany payables and receivables among subsidiaries and its parent company, and/or investment/equity contingency considerations denominated in the local currency where the functional currency of the foreign subsidiary is the U.S. dollar. Substantially all of our international product sales are payable in United States Dollars (USD) or in the case of our Media Services operations in the United Kingdom service sales, payable in GBP, providing a natural hedge for receipts and local payments. In light of the high proportion of our international businesses, we expect the risk of any adverse movements in foreign currency exchange rates could have an impact on our translated results within the Combined Statements of Financial Position and Operations. In addition, for the six months ended July 31, 2009 and 2008, the Company’s Media Services operations in the United Kingdom generated a foreign currency translation gain of $4.5 million and $207,000, respectively, which was recorded as accumulated other comprehensive gain increasing the Company’s equity section of the balance sheet over the prior period.

With the exception of ODG and Mobix, the U.S. Dollar is the functional currency for our international subsidiaries. All foreign currency gains and losses are included in interest and other income, net, in the accompanying Consolidated Statements of Operations. For the three months ended July 31, 2009 and 2008, respectively, the Company recorded approximately $80,000 in losses and $46,000 in gains to interest and other income, net, due to international subsidiary translations and cash settlements of revenues and expenses. For the six months ended July 31, 2009 and 2008, respectively, the Company recorded approximately $155,000 in losses and $201,000 in gains to interest and other income, net, due to international subsidiary translations and cash settlements of revenues and expenses.

The carrying amounts reflected in the condensed consolidated balance sheet of cash and cash equivalents, short-term marketable securities, trade receivables and trade payables approximate fair value at July 31, 2009 due to the short maturities of these instruments. We maintain investment portfolio holdings of various issuers, types, and maturities. Our cash and marketable securities include cash equivalents, which we consider to be investments purchased with original maturities of three months or less. Given the short maturities and investment grade quality of the portfolio holdings at July 31, 2009, a sharp rise in interest rates should not have a material adverse impact on the fair value of our investment portfolio. Additionally, our long term marketable investments, which are carried at the lower of cost or market, have fixed interest rates, and therefore are subject to changes in fair value. As a result, we do not currently hedge these market risk exposures.

At July 31, 2009, we had $8.9 million in short-term marketable securities and $13.1 million in long-term marketable securities. Of the $22.0 million in available-for-sale securities at July 31, 2009, the Company holds $1.0 million in auction rate securities ("ARS") that were intended to provide liquidity via an auction process that resets the applicable interest rate in the event there is no new investment in these securities. Due to the uncertainty in the credit markets, this $1.0 million ARS holding in our investment portfolio has failed to settle on its respective settlement date resulting in the illiquidity of this investment. Consequently, we have not been able to access these funds and do not expect to do so until a future auction of these investments is successful or a buyer is found outside the auction process. Although the maturity date of the underlying security of our ARS investment is twenty-two years, we currently have sufficient cash and cash equivalents, cash from operations and access to unused credit facilities to meet our short term liquidity requirements and do not anticipate that we will need to access our ARS investment. Accordingly, the Company has classified this investment as long-term and its fair value equals par at maturity.

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

(b) Changes in internal controls over financial reporting As a result of the evaluation completed by the Company, and in which Messrs. Styslinger and Bisson participated, the Company has concluded that there were no changes during the fiscal quarter ended July 31, 2009 in its internal controls over financial reporting, which have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

Litigation

None

Other Matters

     ARRIS Litigation

On July 31, 2009, Arris Corporation filed a contempt motion in the U.S. District Court for the District of Delaware against SeaChange International relating to U.S. Patent No 5,805,804, a patent owned by Arris Corporation. In its motion, Arris Corporation is seeking further patent royalties and the enforcement of the permanent injunction entered by the Court on April 6, 2006 against certain of our products. In response, on August 3, 2009, we filed a complaint seeking a declaratory judgment from the Court to declare that its products are non-infringing with respect to the ‘804 patent and asserting certain equitable defenses.

On August 25, 2009, Arris Corporation filed 1) an answer to our complaint that included a counterclaim of patent infringement under the ‘804 patent; and 2) a motion to stay the declaratory judgment action until the resolution of the contempt motion. We have filed a motion to consolidate the Arris contempt motion with our declaratory judgment action. We believes that Arris’ contempt motion is without merit, and that our products do not infringe the remaining claims under the ‘804 patent.

     Indemnification and Warranties

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

The repurchase program is scheduled to terminate on January 31, 2010. No shares were purchased during the three months ended July 31, 2009. As of July 31, 2009, the remaining maximum dollar value of shares that may yet be purchased under the program is $18.3 million.

ITEM 4. Submission of Matters to a Vote of Security Holders

The annual meeting of the stockholders of SeaChange was held on July 15, 2009 at which the stockholders voted on the following matters:

1. The election of one (1) member (William C. Styslinger, III) to SeaChange’s Board of Directors, to serve for a three-year term as a Class I Director;

2. The ratification of the appointment of Grant Thornton LLP, SeaChange’s independent registered public accounting firm.

Voting results were as follows:

	Votes For	Votes Against	Abstained
Election of William C. Styslinger, III	20,791,253	—	7,779,350
Ratification of appointment of independent registered public
accounting firm, Grant Thornton LLP	28,540,635	28,468	1,500

After the annual meeting, Thomas F. Olson, Carlo Salvatori, Mary Palermo Cotton and Carmine Vona continued to serve as our directors, in addition to William C. Styslinger, III. As disclosed in our Current Report on Form-8-K filed on September 3, 2009, Reijane Huai was elected as a director on August 28, 2009.

ITEM 6. Exhibits

(a) Exhibits

2.1	Agreement for the Entire Issued Share Capital of eventIS Group B.V. dated as of September 1, 2009 by and among Ventise Holding B.V., SeaChange B.V. and SeaChange International, Inc.

31.1	Certification Pursuant to Rule 13a-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification Pursuant to Rule 13a-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, SeaChange International, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: September 8, 2009
SEACHANGE INTERNATIONAL, INC.

	by:	/S/ KEVIN M. BISSON
Kevin M. Bisson
Chief Financial Officer, Senior Vice President,
Finance and
Administration, Treasurer and Secretary
(Principal Financial and Accounting Officer)

Index to Exhibits

No.	Description
2.1	Agreement for the Entire Issued Share Capital of eventIS Group B.V. dated as of September 1, 2009 by and among Ventise Holding B.V., SeaChange B.V. and SeaChange International, Inc

31.1	Certification Pursuant to Rule 13a-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification Pursuant to Rule 13a-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).