Form 10-Q
period 2009-10-31
SEACHANGE INTERNATIONAL INC
filed 2009-12-10
CIK 1019671

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

_______________________

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2009

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

_______________________

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.   YES   ☒ NO   ☐

     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   YES   ☐ NO   ☐

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):   YES   ☐ NO   ☒

The number of shares outstanding of the registrant’s Common Stock on December 7, 2009 was 31,078,057.

SEACHANGE INTERNATIONAL, INC.

Table of Contents

		Page
PART I. FINANCIAL INFORMATION

Item 1.	Unaudited Financial Statements

	Condensed Consolidated Balance Sheets at October 31, 2009 and January 31, 2009	3

	Condensed Consolidated Statements of Operations for the three and nine months ended October 31, 2009 and October 31, 2008	4

	Condensed Consolidated Statements of Cash Flows for nine months ended October 31, 2009 and October 31, 2008	5

	Notes to Condensed Consolidated Financial Statements	6-19

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19-31

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	32

Item 4.	Controls and Procedures	33

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	34

Item 1A.	Risk Factors	35

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	35

Item 6.	Exhibits	35

SIGNATURES		36

PART I – FINANCIAL INFORMATION

ITEM 1. Financial Statements

SEACHANGE INTERNATIONAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	October 31,	January 31,
	2009	2009
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$31,512	$62,458
Restricted cash	78	1,431
Marketable securities	10,762	9,447
Accounts receivable, net of allowance for doubtful accounts of $855
and $853, respectively	39,196	41,513
Income taxes receivable	668	771
Unbilled receivables	3,572	4,595
Inventories, net	18,846	17,251
Prepaid expenses and other current assets	6,623	3,131
Deferred tax assets	2,080	217
Total current assets	113,337	140,814
Property and equipment, net	40,161	35,217
Marketable securities, long-term	11,004	12,415
Investments in affiliates	13,697	13,043
Intangible assets, net	29,335	4,621
Goodwill	56,662	27,422
Other assets	979	451
Total assets	$265,175	$233,983
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$10,469	$11,951
Income taxes payable	902	519
Other accrued expenses	13,018	10,455
Customer deposits	3,106	1,966
Deferred revenues	27,381	26,237
Deferred tax liabilities	1,051	137
Total current liabilities	55,927	51,265
Deferred revenues, long-term	11,914	6,737
Other liabilities, long-term	6,529	-
Distribution and losses in excess of investment	1,783	1,745
Deferred tax liabilities and taxes payable, long-term	7,973	2,000
Total liabilities	84,126	61,747
Commitments and contingencies (Note 7)
Stockholders’ equity:
Convertible preferred stock, $0.01 par value; 5,000,000 shares authorized,
none issued or outstanding	-	-
Common stock, $0.01 par value; 100,000,000 shares authorized; 32,062,965 and 31,822,838
shares issued; 30,891,169 and 30,949,457 shares outstanding, respectively	321	318
Additional paid-in capital	210,052	206,411
Treasury stock, at cost, 1,171,796 and 873,381 common shares, respectively	(7,709)	(5,989)
Accumulated deficit	(17,494)	(18,773)
Accumulated other comprehensive loss	(4,121)	(9,731)
Total stockholders’ equity	181,049	172,236
Total liabilities and stockholders’ equity	$265,175	$233,983

The accompanying notes are an integral part of these condensed consolidated financial statements.

SEACHANGE INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	October 31,		October 31,
	2009	2008	2009	2008
Revenues:
Products	$27,349	$29,691	$76,317	$86,171
Services	25,941	22,104	72,356	61,713
	53,290	51,795	148,673	147,884
Cost of revenues:
Products	10,046	10,374	27,804	34,118
Services	15,687	13,278	44,580	38,221
	25,733	23,652	72,384	72,339
Gross profit	27,557	28,143	76,289	75,545
Operating expenses:
Research and development	13,353	10,488	37,433	32,011
Selling and marketing	7,067	6,831	19,582	20,519
General and administrative	5,986	5,464	16,036	15,549
Amortization of intangibles	571	393	1,844	1,186
	26,977	23,176	74,895	69,265
Income from operations	580	4,967	1,394	6,280
Interest and other income, net	455	45	739	1,592
Income before income taxes and equity loss in earnings of
affiliates	1,035	5,012	2,133	7,872
Income tax expense	(105)	(1,466)	(337)	(2,099)
Equity loss in earnings of affiliates, net of tax	(273)	(179)	(517)	(576)
Net income	$657	$3,367	$1,279	$5,197
Earnings per share:
Basic	$0.02	$0.11	$0.04	$0.17
Diluted	$0.02	$0.11	$0.04	$0.17
Weighted average common shares outstanding:
Basic	30,871	30,514	30,838	30,729
Diluted	31,659	31,143	31,407	31,196

The accompanying notes are an integral part of these condensed consolidated financial statements.

SEACHANGE INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended
	October 31,
	2009	2008
Cash flows from operating activities:
Net income	$1,279	$5,197
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	5,893	5,423
Amortization of intangibles and capitalized software	2,393	1,556
Inventory valuation charge	434	831
Provision for doubtful accounts receivable	75	480
Discounts earned and amortization of premiums on marketable securities	108	72
Equity loss in earnings of affiliates	517	576
Stock-based compensation expense	2,365	2,836
Deferred income taxes	(422)	120
Changes in operating assets and liabilities:
Accounts receivable	8,254	(16,863)
Unbilled receivables	1,023	2,943
Inventories	(4,385)	(6,872)
Income taxes receivable	(936)	-
Prepaid expenses and other assets	(2,647)	(1,285)
Accounts payable	(4,170)	1,496
Income taxes payable	181	287
Accrued expenses	(775)	1,371
Customer deposits	1,140	4,642
Deferred revenues	(143)	6,631
Other	165	-
Net cash provided by operating activities	10,349	9,441
Cash flows from investing activities:
Purchases of property and equipment	(6,823)	(10,373)
Purchases of marketable securities	(28,932)	(47,168)
Proceeds from sale and maturity of marketable securities	28,816	48,403
Acquisition of businesses, net of cash acquired, and payment of contingent consideration	(34,734)	(43)
Investment in affiliates	(1,402)	-
Release of restricted cash	1,511	-
Net cash used in investing activities	(41,564)	(9,181)
Cash flows from financing activities:
Purchase of treasury stock	(1,720)	(5,989)
Excess tax benefit related to share based compensation expense	159	-
Proceeds from issuance of common stock relating to the stock plans	1,120	1,870
Net cash used in financing activities	(441)	(4,119)
Effect of exchange rates on cash	710	(2,833)
Net increase (decrease) in cash and cash equivalents	(30,946)	(6,692)
Cash and cash equivalents, beginning of period	62,458	63,359
Cash and cash equivalents, end of period	$31,512	$56,667
Supplemental disclosure of non-cash activities:
Transfer of items originally classified as inventories to equipment	$2,349	$2,884
Issuance of equity for ODG contingent consideration	-	8,150
Conversion of accounts receivable to equity related to investment in affiliate	-	332

The accompanying notes are an integral part of these condensed consolidated financial statements.

SEACHANGE INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements as of October 31, 2009 and for the three and nine months ended October 31, 2009 and 2008, respectively, include the accounts of SeaChange International, Inc. and its subsidiaries (“SeaChange” or the “Company”) in accordance with generally accepted accounting principles for interim financial reports and the instructions for Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared under generally accepted accounting principles have been condensed or omitted pursuant to such regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K as filed with the SEC for the fiscal year ended January 31, 2009. In the opinion of management, the accompanying financial statements include all adjustments necessary to present a fair statement of financial position as of October 31, 2009 and results of operations for the three and nine months ended October 31, 2009 and 2008 and cash flows for the nine months ended October 31, 2009 and 2008. The results of operations and cash flows for the period ended October 31, 2009 are not necessarily indicative of the operating results and cash flows for the full fiscal year or any future periods.

The preparation of these financial statements in conformity with accounting principles generally accepted in the United States of America requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and disclosure of contingent assets and liabilities. On an ongoing basis, management evaluates these estimates and judgments, including those related to revenue recognition, valuation of inventory and accounts receivable, valuation of investments and income taxes, stock-based compensation, goodwill, intangible assets and related amortization. The Company bases these estimates on historical and anticipated results and trends and on various other assumptions that the Company believes are reasonable under the circumstances, including assumptions as to future events. These estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. By their nature, estimates are subject to an inherent degree of uncertainty. Actual results may differ from management’s estimates. The Company has reclassified certain prior period balances to conform to the current year presentation. These reclassifications have no impact on previously reported total assets, total liabilities, stockholders’ equity, and results of operations or cash flows.

Other than the adoption of the updated authoritative guidance on Business Combinations, there have been no significant changes in our accounting policies during the three and nine months ended October 31, 2009, as compared to the significant accounting policies described in our Annual Report on Form 10-K for the year ended January 31, 2009.

We have evaluated subsequent events through December 10, 2009, which is the date these condensed consolidated financial statements were issued.

2. Fair Value Measurements

The Company determines the appropriate classification of debt securities at the time of purchase and reevaluates such designation as of each balance sheet date. SeaChange’s investment portfolio consists of money market funds, corporate debt investments, asset-backed securities, government-sponsored enterprises, and state and municipal obligations. All highly liquid investments with an original maturity of three months or less when purchased are considered to be cash equivalents. All cash equivalents are carried at cost, which approximates fair value. SeaChange’s marketable securities are classified as available-for-sale and are reported at fair value with unrealized gains and losses, net of tax, reported in stockholders’ equity as a component of accumulated other comprehensive income or loss. The amortization of premiums and accretions of discounts to maturity are computed under the effective interest method and is included in interest income. Interest on securities is recorded as earned and is also included in interest income. Any realized gains or losses would be shown in the accompanying consolidated statements of operations in other income or expense. The Company provides fair value measurement disclosures of its available for sale securities in accordance with one of three levels of fair value measurement.

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair value is a market-based measurement, not an entity-specific measurement. A fair value hierarchy enables the reader of the financial statements to assess the inputs used to develop fair value measurements by establishing a hierarchy for ranking the quality and reliability of the information used to determine fair values. Assets and liabilities carried at fair value will be classified and disclosed in one of the following three categories:

Level 1: Quoted market prices in active markets for identical assets or liabilities.

Level 2: Observable market based inputs or unobservable inputs that are corroborated by market data.

Level 3: Unobservable inputs that are not corroborated by market data.

     The Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of October 31, 2009 are as follows:

	October 31,	Fair Value Measurements Using
	2009	Level 1	Level 2	Level 3
		(in thousands)
Financial assets:
Available for sale marketable securities:
Current marketable securities:
U.S. government agency issues	$10,762	$10,762	$-	$-
Non-current marketable securities:
U.S. government agency issues	10,004	10,004	-	-
State and municipal obligations	1,000	-	-	1,000
Total	$21,766	$20,766	$-	$1,000

Forward exchange contract	$1,777	$1,777	$-	$-
Other liabilities:
Acquisition related consideration	$8,869	$-	$-	$8,869

The following table sets forth a reconciliation of assets measured at fair value on a recurring basis with the use of significant unobservable inputs (Level 3) for the nine months ended October 31, 2009 (in thousands):

Level 3
Marketable Securities
Balance at January 31, 2009	$1,000
Level 3 transfers, net	-
Purchases and sales, net	-
Unrealized (gain) loss recorded in other comprehensive income	-

Balance at October 31, 2009	$1,000

The Company relies on mark to market valuations to record the fair value of the Company’s available for sale security assets which are measured under a Level 1 input. These assets are publicly traded equity securities for which market prices are readily observable and recorded. At October 31, 2009, we had $10.8 million in short-term marketable securities and $11.0 million in long-term marketable securities. Of the $21.8 million in available-for-sale securities at October 31, 2009, the Company holds $1.0 million in auction rate securities ("ARS") that were intended to provide liquidity via an auction process that resets the applicable interest rate in the event there is no new investment in these securities. Due to the uncertainty in the credit markets, this $1.0 million ARS holding in our investment portfolio has failed to settle on its respective settlement date resulting in illiquidity in this investment. Consequently, we have not been able to access these funds and do not expect to do so until a future auction of these investments is successful or a buyer is found outside the auction process. Although the maturity date of the underlying security of our ARS investment is twenty-two years, we currently have sufficient cash and cash equivalents, cash from operations and access to unused credit facilities to meet our short term liquidity requirements and do not anticipate that we will need to access our ARS investment. Accordingly, the Company has classified this investment at par value which approximates fair value.

The following is a summary of available for sale securities.

		Gross	Gross
		Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
	(in thousands)
October 31, 2009:
Money market	$5,956	$-	$-	$5,956
US government agency issues	20,412	354	-	20,766
Corporate debt securities	-	-	-	-
State and municipal obligations	1,000	-	-	1,000
Total	$27,368	$354	$-	$27,722
January 31, 2009:
Money market	$5,505	$-	$-	$5,505
US government agency issues	19,397	438	-	19,835
Corporate debt securities	1,007	20	-	1,027
State and municipal obligations	1,000	-	-	1,000
Total	$26,909	$458	$-	$27,367

     Cash, Cash Equivalents and Marketable Securities

Cash and cash equivalents consist primarily of highly liquid investments in money market mutual funds, government sponsored enterprise obligations, treasury bills, commercial paper and other money market securities with remaining maturities at date of purchase of 90 days or less. The carrying value of cash, cash equivalents and marketable securities at October 31, 2009 and January 31, 2009 was $53.3 million and $84.3 million, respectively, and approximated fair value.

     Restricted Cash

Pursuant to certain lease agreements, we are required to maintain cash reserves, classified as restricted cash. Current restricted cash totaled $78,000 and $1.4 million at October 31, 2009 and January 31, 2009, respectively.

     Foreign Currency Exchange Risk

During the three months ended October 31, 2009, the Company entered into a foreign exchange forward contract denominated in Euros to hedge against a portion of the foreign currency exchange risk associated with the acquisition of eventIS Group B.V. for the fixed deferred purchase price. The purpose of the Company’s foreign currency risk management program is to reduce volatility in earnings caused by exchange rate fluctuations. FASB ASC Topic 815, Derivatives and Hedging, requires companies to recognize all of the derivative financial instruments as either assets or liabilities at fair value in the condensed consolidated balance sheets based upon quoted market prices for comparable instruments. The Company’s derivative instrument did not meet the criteria for hedge accounting within FASB ASC Topic 815. Therefore, the foreign currency forward contracts are recorded at fair value, with the gain or loss on these transactions recorded in the unaudited condensed consolidated statements of operations within “interest and other income, net” in the period in which they occur. The Company does not use derivative financial instruments for trading or speculative purposes. As of October 31, 2009, the Company had one outstanding foreign currency exchange forward contract to buy Euros totaling €1.2 million that settles on September 1, 2010. During the three and nine months ended October 31, 2009, the Company recorded approximately $26,000 of gains related to its foreign currency exchange forward contract. The Company’s foreign currency exchange contract is an over-the-counter instrument. There is an active market for these instruments, and therefore, they are classified as Level 1 in the fair value hierarchy.

     Acquisition-Related Consideration

We estimated the fair value of the acquisition-related consideration in connection with the acquisition of eventIS Group BV in September 2009 using a probability-weighted discounted cash flow model. This fair value measurement is based on significant inputs not observed in the market and thus represents a Level 3 measurement. Level 3 instruments are valued based on unobservable inputs that are supported by little or no market activity and reflect our own assumptions in measuring fair value. Any change in the fair value of the acquisition-related consideration for the deferred fixed purchase price and earnout payments subsequent to the acquisition date, including changes from events after the acquisition date, such as changes in our estimate of the performance goals, will be recognized in earnings in the period the estimated fair value changes. The fair value of the acquisition-related consideration to be distributed directly to the eventIS selling shareholders was originally estimated at the acquisition date to be $8.9 million.

3. Inventories

Inventory consists primarily of hardware and related component parts and is stated at the lower of cost (on a first-in, first-out basis) or market. Inventories consist of the following:

	October 31,	January 31,
	2009	2009
	(in thousands)
Components and assemblies	$10,580	$8,501
Finished products	8,266	8,750
Total inventory, net	$18,846	$17,251

4. Investments in Affiliates

On Demand Deutschland GmbH & Co. KG

On February 27, 2007, the On Demand Group Limited (“ODG”), a wholly-owned U.K. subsidiary of SeaChange, entered into an agreement with Tele-Munchen Fernseh GmbH & Co. Produktionsgesellschaft (TMG) to create a joint venture named On Demand Deutschland GmbH & Co. KG. On Demand Deutschland specializes in establishing on-demand and pay-per-view services on multiple platforms in German-speaking Europe. ODG contributed $2.8 million to acquire its 50% ownership interest in the joint venture of which $2.6 million consisted of the fair value of customer contracts and content license agreements contributed by ODG and $154,000 represented a cash contribution. The customer contracts and licensed content had no book value. SeaChange determined that this investment is an operating joint venture and does not require consolidation. Consequently, SeaChange accounts for this investment under the equity method of accounting.

ODG’s original investment in the joint venture was recorded at $154,000 representing the US dollar equivalent of the initial cash contribution. The difference between the book and fair value of the customer contracts and content license agreements is being accreted over the expected five year life of the contracts and recorded as a gain and an increase in the investment. This gain will be partially offset by ODG’s 50% share of the joint venture’s amortization expense over the same period related to the acquired contracts and content license agreements. ODG also recorded a net payable amount to the joint venture of $337,000 as of the joint venture formation date reflecting the transfer of net liabilities incurred by ODG related to the joint venture as well as the joint venture’s reimbursement of previously incurred costs by ODG of $787,000 related to joint venture activities prior to its formation. ODG did not record other income in connection with the reimbursement of these costs or any other gains as ODG is deemed to have a commitment to support the operations of the joint venture. ODG treated the reimbursement and other gain for a total of $869,000 as a capital distribution in excess of the carrying value of its investment in the joint venture. This capital distribution will be accreted over the expected five year life of the customer contracts and recorded as a gain and an increase in the investment in the joint venture.

ODG entered into a Service Agreement with the joint venture whereby ODG provides content aggregation, distribution, marketing and administration services to the joint venture under an arm’s length fee structure. In the three and nine months ended October 31, 2009 and 2008, ODG recorded revenues of $510,000 and $360,000, respectively, and $1.2 million and $1.3 million, respectively, related to the Service Agreement. ODG’s share of profits from this agreement in proportion to its equity ownership interest is eliminated in consolidation.

The Shareholder’s Agreement requires both ODG and TMG to provide cash contributions up to $4.2 million upon the request of the joint venture’s management and approval by the shareholders of the joint venture. For the nine months ended October 31, 2009, ODG and TMG made additional cash contributions of $748,000 to the joint venture.

ODG recorded its proportionate share of the joint venture’s losses for the three months ending October 31, 2009 and 2008 of $273,000 and $179,000, respectively. For the nine months ending October 31, 2009 and 2008, ODG recorded losses of $517,000 and $576,000, respectively. Due to the capital distribution and ODG’s share of the joint venture’s net loss exceeding the book value of its investment in the joint venture, the investment is recorded as a long-term liability of $1.8 million and $1.6 million at October 31, 2009 and January 31, 2009, respectively.

Casa Systems, Inc

In June of 2009, the Company invested $654,000 in convertible preferred stock, preserving its 19.8% ownership interest of Casa Systems, Inc., a Massachusetts company that specializes in video processing products primarily for cable television companies. Consistent with prior periods, SeaChange accounts for this investment under the cost method of accounting.

5. Acquisitions

     Mobix Interactive Limited

On November 19, 2008, ODG acquired all the outstanding capital stock (the “Mobix Shares”) of Mobix Interactive Limited (“Mobix”) pursuant to the Share Purchase Agreement relating to the sale and purchase of the whole issued and to be issued share capital of Mobix Interactive Capital, dated as of November 18, 2008 (the “Mobix Share Purchase Agreement”). Mobix is a London, England based company that provides software and content services related to the deployment of mobile video services for wireless network operators.

At the closing, ODG paid the shareholders of Mobix approximately $3.0 million in cash for the Mobix Shares in addition to $1.5 million paid into escrow. The $1.5 million deposited in escrow was subsequently returned to ODG on May 27, 2009 due to Mobix failing to meet certain performance goals within the Mobix Share Purchase Agreement. In addition, on March 16, 2009, ODG paid $700,000 to the former shareholders of Mobix due to Mobix achieving one of the performance goals within the Mobix Share Purchase Agreement, which is reflected in the preliminary purchase price allocation.

On September 16, 2009, The Company and the former shareholders of Mobix amended the original Mobix Share Purchase Agreement to provide for the satisfaction of the future contingent considerations with a payment of approximately $1.8 million. Under the original earnout provisions in the Mobix Share Purchase Agreement, if Mobix met certain performance goals over the three year period ending November 19, 2011, primarily related to the financial performance of Mobix, SeaChange would have been obligated to make additional cash payments aggregating $12.4 million.

The Mobix acquisition was accounted for under the purchase method of accounting. Accordingly, the financial position and results of operations of Mobix’s business have been consolidated subsequent to the acquisition date. During the third quarter of fiscal 2010, the Company finalized the valuation of the assets and liabilities acquired.

Consideration:	(in thousands)
Cash paid, net of cash acquired of $209	$5,477
Transaction costs	414
Total consideration	$5,891
Preliminary allocation of the purchase consideration:
Tangible assets acquired	800
Intangible assets:
Non-compete agreements	367
Software technology	403
Customer contracts	1,517
Goodwill	4,344
Liabilities assumed	$(898)
Deferred tax liability	(642)
$5,891

The Company determined that the goodwill included the value of the Mobix work force and expected synergies in global sales and marketing, especially within the European market, and in content services related to the deployment of mobile video services for wireless network operators. The goodwill generated from the acquisition is not tax deductible. The acquired assets, including goodwill, have been assigned to the Media Services operating segment.

     eventIS Group B.V.

On September 1, 2009, the Company acquired the entire share (the “eventIS Shares”) capital pursuant to the Agreement for the Acquisition of the Entire Share Capital of eventIS group B.V. (the “eventIS Share Purchase Agreement”) of eventIS Group B.V. (”eventIS”). eventIS, based in Eindhoven, the Netherlands, provides video on demand and linear broadcast software and related services to cable television and telecommunications companies primarily in Europe. The results of eventIS’s operations have been included in the consolidated financial statements since the acquisition date. The Company acquired eventIS to expand its VOD solutions into the European market. The estimated acquisition date fair value of consideration transferred, assets acquired and the liabilities assumed for eventIS are presented below and represent the Company’s best estimate at this time.

Fair Value of Consideration Transferred

At the closing, upon acquiring the eventIS Shares, the Company made a cash payment to the former shareholder of eventIS equal to the sum of the initial purchase price under the eventIS Share Purchase Agreement of approximately $34.4 million plus $2.2 million based on an estimated working capital adjustment in accordance with the eventIS Share Purchase Agreement. The final working capital adjustment will be settled during the fourth quarter absent a dispute as to the final adjustment amount.

On each of the first, second and third anniversaries of the closing date, the Company is obligated to make additional fixed payments of deferred purchase price under the eventIS Share Purchase Agreement (the “Deferred Fixed Purchase Price Payments”), each such payment to be in an aggregate amount of $2.8 million with $1.7 million payable in cash and $1.1 million payable by the issuance of restricted shares of SeaChange common stock, which will vest in equal installments over three years starting on the first anniversary of the date of issuance (“Restricted Stock”). At the option of former shareholder of eventIS, up to forty percent of this payment in Restricted Stock may be payable in cash.

Under the earnout provisions of the eventIS Share Purchase Agreement, if certain performance goals are met over each of the three periods ending January 31, 2013, the Company will be obligated to make additional cash payments to the former shareholder of eventIS (each, an “Earnout Payment”).

The total acquisition date fair value of the consideration transferred was estimated at $45.5 million, which included the initial payments totaling $36.6 million in cash plus the estimated fair value of the additional consideration to be paid to the former eventIS shareholder totaling $8.9 million. The total acquisition date fair value of consideration transferred was estimated as follows:

(in thousands)
Payment of cash to eventIS shareholders	$36,631
Acquisition-related deferred consideration	8,869
Total acquisition-date fair value	$45,500

A liability was recognized for an estimate of the acquisition date fair value of the acquisition-related consideration for the Deferred Fixed Purchase Price, earnout payments and estimated working capital adjustments. Any change in the fair value of the acquisition-related consideration subsequent to the acquisition date, including changes from events after the acquisition date, such as changes in our estimate of the meeting of performance goals, will be recognized in earnings in the period the estimated fair value changes. The fair value estimate is based on the probability weighted bookings to be achieved over the earnout period. A change in fair value of the acquisition-related consideration could have a material effect on the statement of operations and financial position in the period of the change in estimate.

Allocation of Consideration Transferred

The identifiable assets acquired and liabilities assumed in the eventIS acquisition were recognized and measured as of the acquisition date, September 1, 2009, based on their estimated fair values. The excess of the acquisition date fair value of consideration transferred over the estimated fair value of the net tangible assets and intangible assets acquired was recorded as goodwill.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the eventIS acquisition date. Estimates of both current and non-current deferred tax assets are subject to change, pending the finalization of certain tax returns.

(in thousands)
Cash and cash equivalents	$4,374
Accounts receivable	5,352
Inventory	7
Other tangible assets	716
Intangible assets	23,835
Total identifiable assets acquired	34,284

Accounts payable and other liabilities	(3,148)
Deferred taxes	(4,495)
Deferred revenue	(6,184)
Total liabilities assumed	(13,827)

Goodwill	25,043

Net assets acquired	$45,500

       Intangible Assets

The Company engaged a third-party valuation firm to assist in the determination of the fair value of the eventIS intangible assets with such determination expected to be finalized by end of the fourth quarter of fiscal 2010. In determining the fair value of the intangible assets, the Company considered, among other factors, the intended use of acquired assets, analyses of historical financial performance and estimates of future performance of eventIS’s products. The fair values of identified intangible assets were calculated using an income approach based on estimates and assumptions provided by eventIS’s and the Company’s management. The rates utilized to discount net cash flows to their present values were based on a weighted average cost of capital of 17%. This discount rate was determined after consideration of the rate of return on debt capital and equity that typical investors would require in an investment in companies similar in size and operating in similar markets as eventIS. The following table sets forth the components of identified intangible assets associated with the eventIS acquisition and their estimated useful lives:

	Useful life	Fair Value
		(in thousands)
Existing technology	3-9 years	$7,323
Non-compete agreements	3 years	2,154
Customer contracts	10 years	13,929
Trademarks	4 years	429

Total intangible assets		$23,835

SeaChange determined the useful life of intangible assets based on the expected future cash flows associated with the respective asset. Existing technology is comprised of products that have reached technological feasibility and are part of eventIS’s product line. In-process research and development assets as of the acquisition date were recorded as indefinite-lived intangible assets and will be subject to impairment testing at least annually. The useful life of the intangible asset recognized will be reconsidered if and when in-process research and development project is completed or abandoned. Customer contracts represent the underlying relationships and agreements with eventIS’s installed customer base. Trademarks represent the fair value of the brand and name recognition associated with the marketing of eventIS’s products and services. Non-compete agreements represent the fair value of the non-compete with the former shareholder and key employees and will be amortized over the term of the agreement. Amortization of existing technology is included in cost of product revenue, and amortization expense for customer relationships and trademarks is included in operating expenses.

     Goodwill

Of the total estimated eventIS purchase price of $45.5 million, $25.0 million was allocated to goodwill. Goodwill represents the excess of the purchase price of an acquired business over the fair value of the underlying net tangible and intangible assets. SeaChange considers the acquired business an addition to the Company’s Software reporting segment. The Company made this determination based upon the financial information provided and reviewed by our Chief Executive Officer (the chief operating decision maker) and the similar economic characteristics to our other products in our Software segment. Goodwill is tested for impairment at least annually (more frequently if certain indicators are present). In the event that the Company determines that the value of goodwill has become impaired, an accounting charge for the amount of impairment will be recorded during the fiscal quarter in which the determination is made. None of the goodwill associated with the eventIS acquisition is expected to be deductible for income tax purposes. As of October 31, 2009, there was no change in the recognized amounts of goodwill resulting from the acquisition of eventIS or impairment testing.

     Deferred Revenue

In connection with the allocation of consideration transferred, SeaChange estimated the fair value of the customer contract obligations assumed from eventIS as a consequence of the acquisition. The estimated fair value of the customer contract obligations was determined using a cost build-up approach. The cost build-up approach determines fair value by estimating the costs relating to fulfilling the obligations plus a normal profit margin. The sum of the costs and operating profit approximates, in theory, the amount that SeaChange would be required to pay a third party to assume the service obligations. The estimated costs to fulfill the service obligations were based on the historical direct costs and indirect costs related to eventIS’s contracts with its customers. Direct costs include personnel directly engaged in providing service and support activities, while indirect costs consist of estimated general and administrative expenses based on normalized levels as a percentage of revenue. Profit associated with selling efforts was excluded because eventIS had concluded the selling efforts on the service contracts prior to the date of the Company’s acquisition. The estimated research and development costs associated with the customer contracts has been included in the fair value determination, as these costs were deemed to represent a legal obligation to the customers at the time of acquisition. SeaChange recorded $6.2 million of deferred revenue to reflect the estimate of the fair value of eventIS’s service obligations assumed.

Acquisition-related Consideration

SeaChange estimated the fair value of the eventIS acquisition-related consideration relating to the deferred fixed purchase price earnout payments and estimated working capital adjustments using a probability-weighted discounted cash flow model. This fair value measurement is based on significant inputs not observed in the market and thus represents a Level 3 measurement. Level 3 instruments are valued based on unobservable inputs that are supported by little or no market activity and reflect the Company’s own assumptions in measuring fair value. The fair value of the acquisition-related consideration to be distributed directly to the eventIS selling shareholder was estimated by the Company at the acquisition date to be $8.9 million.

Acquisition-related Costs

Acquisition-related costs recognized for the three and nine months ended October 31, 2009 include transaction costs. SeaChange recorded transaction costs such as legal, accounting, valuation and other professional services of $430,000 and $1.0 million for the three and nine months ended October 31, 2009, respectively. Expensed and recorded in operating expenses in the Consolidated Statement of Operations.

6. Goodwill and Intangible Assets

     Goodwill

Goodwill allocated to the Company’s reportable segments and changes in the carrying amount of goodwill for the first nine months of fiscal 2010 were as follows:

	Goodwill
	Software	Servers & Storage	Media Services	Total
	(in thousands)
Balance at January 31, 2009	$10,162	$754	$16,506	$27,422
Mobix contingent consideration	-	-	2,478	2,478
Mobix acquisition fair value adjustment	-	-	33	33
eventIS acquisition, fair value measurement	24,949	-	-	24,949
Cumulative translation adjustment	94	-	1,686	1,780
Balance at October 31, 2009	$35,205	$754	$20,703	$56,662

As of August 1, 2009, the Company completed its annual impairment testing of goodwill associated with its three reporting units and determined there was no goodwill impairment.

     Intangible Assets

Intangible assets consisted of the following:

		October 31, 2009
			Accumulated
	Useful Life	Gross	Amortization	Net
		(in thousands)
Customer contracts	1-10 years	$30,133	$(11,397)	$18,736
Non-compete agreements	2-3 years	2,276	(122)	2,154
Completed technology	4-9 years	10,343	(3,218)	7,125
Patents	2-4 years	5,423	(5,423)	-
Trademarks and other	5 years	1,772	(1,045)	727
In-process research and development	4-6 years	593	-	593
Total intangible assets		$50,540	$(21,205)	$29,335

Estimated future amortization expense related to the above intangible assets at October 31, 2009 is as follows:

Fiscal Year	(in thousands)
2010 (the three months ending January 31, 2010)	$1,056
2011	5,133
2012	4,529
2013	4,406
2014 and thereafter	14,211
Total	$29,335

7. Commitments and Contingencies

     ARRIS Litigation

On July 31, 2009, Arris Corporation (“Arris”) filed a contempt motion in the U.S. District Court for the District of Delaware against SeaChange International relating to U.S. Patent No 5,805,804 (the “804 patent”), a patent owned by Arris. In its motion, Arris is seeking further patent royalties and the enforcement of the permanent injunction entered by the Court on April 6, 2006 against certain SeaChange products. On August 3, 2009, SeaChange filed a complaint seeking a declaratory judgment from the Court that its products do not infringe the ‘804 patent and asserting certain equitable defenses. SeaChange also filed a motion to consolidate the Arris contempt motion with the declaratory judgment action and requested a status conference on SeaChange’s declaratory judgment action.

On August 25, 2009, Arris filed 1) an answer to SeaChange’s complaint that included a counterclaim of patent infringement under the ‘804 patent; and 2) a motion to stay the declaratory judgment action until the resolution of the contempt motion. The Court has set a date of January 13, 2010 for a scheduling conference on SeaChange’s declaratory judgment action. SeaChange believes that Arris’ contempt motion is without merit, and that SeaChange products do not infringe the remaining claims under the ‘804 patent.

     Indemnification and Warranties

SeaChange provides indemnification, to the extent permitted by law, to its officers, directors, employees and agents for liabilities arising from certain events or occurrences while the officer, director, employee, or agent is or was serving at SeaChange’s request in such capacity. With respect to acquisitions, SeaChange provides indemnification to or assumes indemnification obligations for the current and former directors, officers and employees of the acquired companies in accordance with the acquired companies’ bylaws and charter. As a matter of practice, SeaChange has maintained directors' and officers’ liability insurance including coverage for directors and officers of acquired companies.

SeaChange enters into agreements in the ordinary course of business with customers, resellers, distributors, integrators and suppliers. Most of these agreements require SeaChange to defend and/or indemnify the other party against intellectual property infringement claims brought by a third party with respect to SeaChange’s products. From time to time, SeaChange also indemnifies customers and business partners for damages, losses and liabilities they may suffer or incur relating to personal injury, personal property damage, product liability, and environmental claims relating to the use of SeaChange’s products and services or resulting from the acts or omissions of SeaChange, its employees, authorized agents or subcontractors. For example, SeaChange has received requests from several of its customers for indemnification of patent litigation claims asserted by Acacia Media Technologies, USA Video Technology Corporation, Multimedia Patent Trust, Microsoft Corporation and VTran Media Technologies. Management performed an analysis of these requests, evaluating whether any potential losses were probable and estimable.

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

8. Treasury Stock

On March 11, 2009, the Company’s Board of Directors authorized the repurchase of up to $20 million of its common stock, par value $.01 per share, through a share repurchase program. As authorized by the program, shares may be purchased in the open market or through privately negotiated transactions in a manner consistent with applicable securities laws and regulations, including pursuant to a Rule 10b5-1 plan maintained by the Company. This share repurchase program does not obligate the Company to acquire any specific number of shares and may be suspended or discontinued at any time. All repurchases are expected to be funded from the Company’s current cash and investment balances. The timing and amount of the shares to be repurchased will be based on market conditions and other factors, including price, corporate and regulatory requirements and alternative investment opportunities. The repurchase program is scheduled to terminate on January 31, 2010. There were no stock purchases during the three months ended October 31, 2009. During the nine months ended October 31, 2009, the Company repurchased 298,415 shares at a cost of approximately $1.7 million.

9. Segment Information

The Company is managed and operated as three segments, Software, Servers and Storage, and Media Services. A description of the three reporting segments is as follows:

  Software segment includes product revenues from the Company’s Advertising, VOD, Middleware and Broadcast software, related services such as professional services, installation, training, project management, product maintenance, technical support and software development for those software products, and operating expenses relating to the Software segment such as research and development, selling and marketing and amortization of intangibles. The Software segment includes the results of eventIS from the date of its acquisition on September 1, 2009.

  Servers and Storage segment includes product revenues from the VOD and Broadcast server product lines and related services such as professional services, installation, training, project management, product maintenance, and technical support for those products and operating expenses relating to the Servers and Storage segment, such as research and development and selling and marketing.

  Media Services segment includes the operations of ODG and Mobix Interactive, activities which include content acquisition and preparation services for television and wireless service providers and related operating expenses.

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

	Three Months Ended		Nine Months Ended
	October 31,		October 31,
	2009	2008	2009	2008
Software	(in thousands)
Revenue:
Products	$19,167	$22,857	$49,876	$60,916
Services	16,578	14,708	46,547	39,291
Total revenue	35,745	37,565	96,423	100,207
Gross profit	22,416	23,159	58,354	57,830
Operating expenses:
Research and development	10,437	8,098	29,233	24,953
Selling and marketing	4,868	4,154	12,550	12,396
General and administrative	173	-	173	-
Amortization of intangibles	635	364	1,404	1,092
	16,113	12,616	43,360	38,441
Income from operations	$6,303	$10,543	$14,994	$19,389

Servers and Storage
Revenue:
Products	$8,182	$6,834	$26,441	$25,255
Services	4,179	3,545	11,804	10,663
Total revenue	12,361	10,379	38,245	35,918
Gross profit	4,238	4,447	16,392	16,028
Operating expenses:
Research and development	2,916	2,390	8,200	7,058
Selling and marketing	2,199	2,659	7,032	8,074
	5,115	5,049	15,232	15,132
(Loss) income from operations	$(877)	$(602)	$1,160	$896

Media Services
Service revenue	$5,184	$3,851	$14,005	$11,579
Gross profit	903	537	1,543	1,687
Operating expenses:
Selling and marketing	-	18	-	49
General and administrative	824	839	2,247	2,450
Amortization of intangibles	(64)	29	440	94
	760	886	2,687	2,593
Income (loss) from operations	$143	$(349)	$(1,144)	$(906)

Unallocated Corporate
Operating expenses:
General and administrative	$4,989	$4,625	$13,616	$13,099
Total unallocated corporate expenses	$4,989	$4,625	$13,616	$13,099

Consolidated income from operations	$580	$4,967	$1,394	$6,280

The following table summarizes revenues by geographic locations:

	Three Months Ended				Nine Months Ended
	October 31,				October 31,
	2009		2008		2009		2008
	Amount	%	Amount	%	Amount	%	Amount	%
Revenues by customers' geographic locations:	(in thousands, except percentages)
North America	$37,701	71%	$38,398	74%	$103,664	70%	$104,051	70%
Europe and Middle East	11,881	22%	9,967	19%	30,060	20%	30,424	21%
Latin America	2,322	4%	989	2%	8,985	6%	2,943	2%
Asia Pacific and other international locations	1,386	3%	2,441	5%	5,964	4%	10,466	7%
Total	$53,290		$51,795		$148,673		$147,884

Due to the high proportion of revenues derived from our international businesses, we expect that any adverse movements in foreign currency exchange rates could have an impact on our future translated results within the Condensed Consolidated Statements of Operations.

The following summarizes revenues by significant customer where such revenue exceeded 10% of total revenues for the indicated period:

	Three Months Ended				Nine Months Ended
	October 31,				October 31,
	2009		2008		2009		2008
Customer A	38%		36%		28%		33%
Customer B	11%		11%		10%		13%
Customer C	11%		10%		-	*	-	*
Customer D	-	*	-	*	11%		-	*

* Denotes a percentage less than 10%

At October 31, 2009, four different customers accounted for approximately 19%, 18%, 11% and 10%, respectively, of the accounts receivable and unbilled receivables balances, and at January 31, 2009, two customers accounted for 27% and 14%, respectively, of SeaChange’s accounts receivable and unbilled receivables balances.

10. Income Taxes

Our effective tax rate was 10% and 29% for the three months ended October 31, 2009 and 2008, respectively, and 16% and 26% for the nine months ended October 31, 2009 and 2008, respectively. Our income tax provision consists of federal, foreign, and state income taxes.

The difference in the fiscal 2010 periods between our effective tax rate and the federal statutory rate of 35% is primarily due to the differential in foreign tax rates, non deductible stock-based compensation expense, non-deductible acquisition costs, research and development (R&D) credits, and various discrete items. Our foreign source income generated by foreign subsidiaries is subject to tax at relatively lower tax rates than the comparable rate in United States. We expect that an increasing percentage of our consolidated pre-tax income will be derived from, and reinvested in, our international operations. In addition, during the third quarter of fiscal 2010, the Company reported a discrete income tax of $400,000 arising predominantly from U.S. Federal return-to-provision adjustments for the fiscal 2009 corporate income tax return.

The difference in the fiscal 2009 periods between our effective tax rate and the federal statutory rate of 35% is primarily due to the differential in foreign tax rates and the utilization of foreign tax credits.

As of October 31, 2009, the Company has maintained the full valuation allowance against its net U.S. and United Kingdom (“U.K.”) deferred tax assets primarily due to the uncertainties related to the Company’s ability to generate sufficient pre-tax income in the U.S., and U.K. to fully utilize these assets for fiscal 2010 and thereafter. If SeaChange generates sufficient pre-tax income in the future, some portion or all of the valuation allowance could be reversed and a corresponding increase in net income would be reported in future periods.

As part of our accounting for the acquisition of eventIS, the Company established a deferred tax asset with respect to our eventIS subsidiary for the recognition of deferred revenue under U.S. GAAP.

11. Comprehensive Income

During the third quarter of fiscal year 2010, the U.S. dollar weakened against foreign currencies held by our subsidiaries. As a result, the Company’s Media Services operations in the U.K. and the eventIS operations in the Netherlands generated a foreign currency gain of $1.3 million, which was recorded as accumulated other comprehensive income, increasing the Company’s equity section of the balance sheet over the prior period.

The components of comprehensive income consisted of the following:

	Three Months Ended		Nine Months Ended
	October 31,		October 31,
	2009	2008	2009	2008
	(in thousands)
Net income	$657	$3,367	$1,279	$5,197
Other comprehensive income (loss):
Foreign currency translation adjustment	1,257	(7,129)	5,714	(7,336)
Unrealized loss on marketable securities, net of tax	4	(47)	(104)	(325)
Other comprehensive income (loss), net of tax	1,261	(7,176)	5,610	(7,661)
Comprehensive income (loss)	$1,918	$(3,809)	$6,889	$(2,464)

12. Earnings Per Share

Earnings per share present both “basic” earnings per share and “diluted” earnings per share. Basic earnings per share are computed by dividing earnings available to common shareholders by the weighted-average shares of common stock outstanding during the period. For the purposes of calculating diluted earnings per share, the denominator includes both the weighted average number of shares of common stock outstanding during the period and the weighted average number of shares of potential common stock, such as stock options and restricted stock units and warrants, calculated using the treasury stock method.

For the three and nine months ended October 31, 2009, 3,270,000 and 3,463,000 of common stock equivalents, respectively, were anti-dilutive based on the Company’s stock price being lower than the option exercise price.

For the three and nine months ended October 31, 2008 3,532,000 and 3,961,000 common stock equivalents, respectively, were anti-dilutive based on the Company’s stock price being lower than the option exercise price.

Below is a summary of the shares used in calculating basic and diluted income per share for the periods indicated:

	Three Months Ended		Nine Months Ended
	October 31,		October 31,
	2009	2008	2009	2008
	(in thousands)
Weighted average shares used in calculating
earnings per share—Basic	30,871	30,514	30,838	30,729
Dilutive common stock equivalents	788	629	569	467

Weighted average shares used in calculating
earnings per share—Diluted	31,659	31,143	31,407	31,196

13. Related Party

A director of the Company, elected on August 28, 2009, is the Chairman and CEO of FalconStor Software Inc, from whom the Company purchases products used in the manufacture of SeaChange products. Product purchases from FalconStor Software were $550,000 for the three and nine months ended October 31, 2009. As of October 31, 2009, the Company’s liability to FalconStor Software was $550,000.

14. Recently Issued Accounting Standard Updates

New Accounting Guidance Recently Adopted

Measuring Liabilities at Fair Value

In August 2009, the Financial Accounting Standards Board (“FASB”) issued an authoritative update to Fair Value Measurements and Disclosures. This update provides amendments to reduce potential ambiguity in financial reporting when measuring the fair value of liabilities. Among other provisions, this update provides clarification in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the valuation techniques described in the authoritative update. The update will become effective upon issuance for subsequent interim and annual periods. The Company’s effective adoption date is October 31, 2009. The Company has determined that the update had no impact on its financial condition and results operations.

Recent Accounting Guidance Not Yet Effective

Amendments to Consolidation of Variable Interest Entities

In June 2009, the FASB issued an authoritative update to address the elimination of the concept of a qualifying special purpose entity and to replace the quantitative-based risks and rewards calculation for determining which enterprise has a controlling financial interest in a variable interest entity. Also, the new guidance requires an ongoing assessment of whether an entity is the primary beneficiary of a variable interest entity. The amended approach focuses on identifying which enterprise has the power to direct the activities of a variable interest entity and the obligation to absorb losses of the entity or the right to receive benefits from the entity. Additionally, the update provides more timely and useful information about an enterprise’s involvement with a variable interest entity. The update will become effective for the first annual period starting after November 15, 2009. The Company is currently evaluating the impact of this standard on its Consolidated Financial Statements.

Revenue Recognition for Arrangements with Multiple Deliverables

In September 2009, the FASB amended the guidance for revenue recognition in multiple-element arrangements. It has been amended to remove from the scope of industry specific revenue accounting guidance for software and software related transactions, tangible products containing software components and non-software components that function together to deliver the product’s essential functionality. The guidance now requires an entity to provide updated guidance on whether multiple deliverables exist, how the deliverables in an arrangement should be separated, and the consideration allocated; and allocates revenue in an arrangement using estimated selling prices of deliverables for these products if a vendor does not have vendor-specific objective evidence (“VSOE”) or third-party evidence of selling price. The guidance also eliminates the use of the residual method and requires an entity to allocate revenue using the relative selling price method for these products. The accounting changes summarized are effective for fiscal years beginning on or after June 15, 2010, with early adoption permitted. Adoption may either be on a prospective basis or by retrospective application. The Company is currently assessing the impact of these amendments on its accounting and reporting systems and processes; however, at this time the Company is unable to quantify the impact of their adoption on its financial statements or determine the timing and method of its adoption.

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

On September 1, 2009, the Company acquired the entire share capital of eventIS Group B.V. (”eventIS”). eventIS, based in Eindhoven, the Netherlands, provides video on demand and linear broadcast software and related services to cable television and telecommunications companies primarily in Europe. The results of eventIS’s operations have been included in the consolidated financial statements since the acquisition date. The Company acquired eventIS, among other reasons to expand its video on demand solutions into the European market.

The Company is managed and operated as three segments, Software, Servers and Storage, and Media Services. A description of the three reporting segments is as follows:

  Software segment includes product revenues from the Company’s Advertising, VOD, Middleware and Broadcast software, related services such as professional services, installation, training, project management, product maintenance, technical support and software development for those software products, and operating expenses relating to the Software segment such as research and development, selling and marketing and amortization of intangibles. The Software segment includes the results of eventIS from the date of its acquisition on September 1, 2009.

  Servers and Storage segment includes product revenues from VOD and Broadcast server product lines and related services such as professional services, installation, training, project management, product maintenance, and technical support for those products and operating expenses relating to the Servers and Storage segment, such as research and development and selling and marketing.

  Media Services segment includes the operations of ODG and Mobix Interactive, activities which include content acquisition and preparation services for television and wireless service providers and related operating expenses.

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

  our ability to control operating costs given the fluctuations that we have experienced with revenues from quarter to quarter, and our ability to successfully integrate businesses acquired by us, including eventIS Group B.V and Mobix Interactive, Ltd.

Three Months ended October 31, 2009 Compared to the Three Months Ended October 31, 2008

The following table sets forth statement of operations data for the three months ended October 31, 2009 compared to the three months ended October 31, 2008.

	Three Months Ended
	October 31,
	2009	2008
	(in thousands)
Revenues:
Products	$27,349	$29,691
Services	25,941	22,104
	53,290	51,795

Costs and expenses:
Cost of product revenues	10,046	10,374
Cost of services revenues	15,687	13,278
Research and development	13,353	10,488
Selling and marketing	7,067	6,831
General and administrative	5,986	5,464
Amortization of intangibles	571	393
Income from operations	580	4,967
Interest and other income, net	455	45
Income before income taxes and equity loss in earnings of affiliates	1,035	5,012
Income tax expense	(105)	(1,466)
Equity loss in earnings of affiliates, net of tax	(273)	(179)
Net income	$657	$3,367

Revenues

The following table summarizes information about the Company’s reportable segment revenues for the three months ended October 31, 2009 and 2008.

	Three Months Ended
	October 31,
	2009	2008	%
	(in thousands, except for percentage data)
Software revenues:
Products	$19,167	$22,857	-16%
Services	16,578	14,708	13%
Total Software revenues	35,745	37,565	-5%

Servers and Storage revenues:
Products	8,182	6,834	20%
Services	4,179	3,545	18%
Total Servers and Storage revenues	12,361	10,379	19%

Media Services:
Services	5,184	3,851	35%

Total consolidated revenue:
Products	27,349	29,691	-8%
Services	25,941	22,104	17%
Total consolidated revenues	$53,290	$51,795	3%

Product Revenues. Product revenues decreased 8% to $27.3 million in the three months ended October 31, 2009 from $29.7 million in the three months ended October 31, 2008. Product revenues from the Software segment accounted for 70% and 77% of the total product revenue for the three months ended October 31, 2009, and 2008, respectively. The Servers and Storage segment accounted for 30% and 23% of total product revenues in the three months ended October 31, 2009 and 2008, respectively. The decrease in product revenues is due to reduced broadcasters’ capital spending for our Broadcast products and reduced service provider capital spending for our Advertising products which was partially offset by increased shipments of VOD servers to Comcast as well as the inclusion of the results of the eventIS from the date of its acquisition on September 1, 2009.

Services Revenues. Services revenues increased 17% year over year to $25.9 million in the three months ended October 31, 2009 from $22.1 million in the three months ended October 31, 2008. For the three months ended October 31, 2009 and 2008, services revenues for the Software segment accounted for 64% and 67% of the total services revenue, respectively. Servers and Storage services revenue accounted for 16% and 16% of total services revenue and Media Services accounted for 20% and 17% of total services revenues in three months ended October 31, 2009 and 2008, respectively. The increased percentage of Servers and Storage segment services revenues is due to higher VOD server maintenance and professional services year over year and the increased percentage of Media Services revenues is due to contract wins in Turkey and Greece late in the third quarter of fiscal 2009.

For the three months ended October 31, 2009, three customers accounted for more than 60% of our total revenues, and three customers accounted for more than 57% of our total revenues for the three months ended October 31, 2008. Revenue from each of these customers was comprised of Software and Servers and Storage segment revenues. We believe that a significant amount of our revenues will continue to be derived from a limited number of customers.

International sales accounted for approximately 31% and 26% of total revenues in the three months ended October 31, 2009 and 2008, respectively. With the acquisition of eventIS, headquartered in the Netherlands, we expect that international products and services revenues will be a significant portion of our business in the future. A majority of our international sales are denominated in United States dollars (USD), and for the three months ended October 31, 2009 and 2008, respectively, approximately 60% and 71% of international revenues were transacted in USD.

Software Revenues. Revenues from our Software segment for the three months ended October 31, 2009 decreased $1.8 million, or a 5% decrease compared to the three months ended October 31, 2008. The 16% or $3.7 million decrease in the software products revenues was due to lower software licensing revenue from our Advertising products of $3.2 million due to reduced broadcaster capital spending, lower TV Navigator revenue of $600,000 due to lower contractual pricing, lower Broadcast revenue of $1.7 million due to reduced customer orders and lower year over year software subscription revenues of $3.2 million due to the timing of the signing of last year’s contract extension with Comcast, which occurred during the third quarter of fiscal 2009, and resulted in higher than normal software subscription revenue. While year over year sales decreased in the above products, we did continue to experience higher software licensing revenues due to the licensing of Axiom primarily from large U.S. cable television customers and higher shipments of our VOD hospitality software products.

The $1.9 million or 13% increase in services revenue for the Software segment was primarily due to VOD product maintenance contracts and other technical support services from growth in our installed base of products and the inclusion of eventIS operations since September 1, 2009.

Servers and Storage Revenues. Revenues from the Servers and Storage segment for the three months ended October 31, 2009 increased $2.0 million or 19% compared to the three months ended October 31, 2008. The increase in product revenues in the three months ended October 31, 2009 of $1.3 million compared to the same quarter in the previous year was primarily due to increased shipments of VOD servers mainly to Comcast. Partially offset by lower order driven Broadcast server revenue year over year as broadcast customers curtailed their capital spending, the increased services revenues of $600,000 was due to higher VOD server maintenance and install revenues.

Media Services. Revenues from Media Services increased by approximately $1.3 million or 35% in the three months ended October 31, 2009 compared to the three months ended October 31, 2008. The increase in revenue was due primarily to contract wins in Greece and Turkey that occurred late in the third quarter of fiscal 2009.

Product Gross Profit. Costs of product revenues consist primarily of the cost of purchased material components and subassemblies, labor and overhead relating to the final assembly and testing of complete systems and related expenses. The gross profit percentage for products decreased from 65% in the three months ended October 31, 2008 to 63% in the three months ended October 31, 2009. The year over year decrease in product gross profit percentages between years was due to increased shipments of lower margin VOD server products offset by a favorable product mix in the Software segment.

Services Gross Profit. Cost of services revenues consist primarily of labor, materials and overhead relating to the installation, training, product maintenance and technical support, software development, and project management provided by us and costs associated with providing video content services. The gross profit percentage for services stayed flat at 40% in the three months ended October 31, 2009 and 2008.

Software Revenues Gross Profit. Software segment gross margin of 63% for the three months ended October 31, 2009 was one percentage point higher compared to the three months ended October 31, 2008. The increase in software gross margins is due mainly to increased sales volume-related margins from our hospitality software products and higher Advertising Insertion product margins due to a favorable customer mix.

Servers and Storage Gross Profit. Servers and Storage segment gross margin of 34% in the three months ended October 31, 2009 was eight percentage points lower than in the three months ended October 31, 2008 due mainly to increased shipments of VOD servers with lower margins due to lower product pricing.

Media Services Gross Profit. Media Services segment gross margin of 17% in the three months ended October 31, 2009 was three percentage points higher than gross margin for the three months ended October 31, 2008 due to our bringing in-house all content processing that was previously provided by a third party.

Research and Development. Research and development expenses consist primarily of the compensation of development personnel, depreciation of development and test equipment and an allocation of related facilities expenses. Research and development expenses increased from $10.5 million, or 20% of total revenues, in the three months ended October 31, 2008, to $13.4 million or 25% of total revenues, in the three months ended October 31, 2009. The increase year over year is primarily due to increased headcount costs related to the VOD servers and TV Navigator product lines, increased facilities-related expenses and two months of eventIS expenses subsequent to its acquisition.

Selling and Marketing. Selling and marketing expenses consist primarily of compensation expenses, including sales commissions, travel expenses and certain promotional expenses. Selling and marketing expenses increased from $6.8 million, or 13% of total revenues, in the three months ended October 31, 2008, to $7.1 million, or 13% of total revenues, in the three months ended October 31, 2009. This increase is primarily due to two months of eventIS expenses subsequent to its acquisition, offset by lower third party commission expense.

General and Administrative. General and administrative expenses consist primarily of the compensation of executive, finance, human resource and administrative personnel, legal and accounting services and an allocation of related facilities expenses. In the three months ended October 31, 2009, general and administrative expenses increased to $6.0 million, or 11% of total revenues, from $5.5 million, or 11% of total revenues, in the three months ended October 31, 2008. The increase was primarily due to $400,000 of transaction costs related to the eventIS acquisition.

Amortization of intangible assets. Amortization expense consists of the amortization of acquired intangible assets which are operating expenses and not considered costs of revenues. In the three months ended October 31, 2009 and 2008, amortization expense was $571,000 and $393,000, respectively. The increase was due to two months of amortization expense of the intangible assets related to the acquisition of eventIS. An additional $286,000 and $47,000 of amortization expense related to acquired technology was charged to cost of sales for the three months ended October 31, 2009 and 2008, respectively. The increase in amortization expense was primarily due to the amortization of intangible assets acquired in connection with the acquisitions of eventIS and Mobix.

Interest and Other Income, net. Interest and other income, net was $455,000 in the three months ended October 31, 2009, compared to $45,000 in the three months ended October 31, 2008. The $455,000 for the three months ended October 31, 2009 is comprised of $172,000 of interest income and $278,000 of translation gains. The $45,000 for the three months ended October 31, 2008, is comprised of $467,000 of interest income and $434,000 of translation loss. The decrease in interest income was due to lower interest rates. Translation gains and losses at our various foreign subsidiaries (where the functional currency is the US Dollar) are derived from fluctuations in exchange rates between the various currencies and the U.S. dollar.

Equity Loss in Earnings of Affiliates. Equity loss in earnings of affiliates was $273,000 and $179,000 in the three months ended October 31, 2009 and 2008, respectively. For the three months ended October 31, 2009, $420,000 of equity loss was recognized from On Demand Deutschland, net of $147,000 in accreted gains related to customer contracts and content licensing agreements and a capital distribution related to reimbursement of previously incurred costs. For the three months ended October 31, 2008, the On Demand Deutschland loss was $342,000 net of $163,000 in accreted gains related to customer contracts and content licensing agreements and a capital distribution related to reimbursement of previously incurred costs.

Income Tax Provision and Benefit. For the three months ended October 31, 2009, we recorded an income tax provision of $105,000 resulting in an effective income tax provision rate of 10%. The income tax provision rate of 10% was primarily attributable to revenues in our foreign subsidiaries which are taxed at lower rates than in the U.S. and a discrete income tax of $0.4 million arising predominately from U.S. Federal return-to-provision adjustments for the fiscal 2009 corporate income tax return. For the three months ended October 31, 2008, we recorded an income tax provision of $1.5 million resulting in an effective income tax provision rate of 29%.

As of October 31, 2009, the Company has maintained the full valuation allowance against its net U.S. and U.K. deferred tax assets primarily due to the uncertainties related to the Company’s ability to generate sufficient pre-tax income in the U.S. and U.K. to fully utilize these assets for fiscal 2010 and thereafter. If SeaChange generates sufficient pre-tax income in the future, some portion or all of the valuation allowance could be reversed and a corresponding increase in net income would be reported in future periods.

Nine Months ended October 31, 2009 Compared to the Nine Months Ended October 31, 2008

The following table sets forth statement of operations data for the nine months ended October 31, 2009 compared to the nine months ended October 31, 2008.

	Nine Months Ended
	October 31,
	2009	2008
	(in thousands)
Revenues:
Products	$76,317	$86,171
Services	72,356	61,713
	148,673	147,884

Costs and expenses:
Cost of product revenues	27,804	34,118
Cost of services revenues	44,580	38,221
Research and development	37,433	32,011
Selling and marketing	19,582	20,519
General and administrative	16,036	15,549
Amortization of intangibles	1,844	1,186
Income from operations	1,394	6,280
Interest and other income, net	739	1,592
Income before income taxes and equity loss in earnings of affiliates	2,133	7,872
Income tax expense	(337)	(2,099)
Equity loss in earnings of affiliates, net of tax	(517)	(576)
Net income	$1,279	$5,197

Revenues

The following table summarizes information about the Company’s reportable segment revenues for the nine months ended October 31, 2009 and 2008.

	Nine Months Ended
	October 31,
	2009	2008	%
	(in thousands, except for percentage data)
Software revenues:
Products	$49,876	$60,916	-18%
Services	46,547	39,291	18%
Total Software revenues	$96,423	$100,207	-4%

Servers and Storage revenues:
Products	$26,441	$25,255	5%
Services	11,804	10,663	11%
Total Servers and Storage revenues	$38,245	$35,918	6%

Media Services:
Services	$14,005	$11,759	19%

Total consolidated revenue:
Products	$76,317	$86,171	-11%
Services	72,356	61,713	17%
Total consolidated revenues	$148,673	$147,884	1%

Product Revenues. Product revenues decreased 11% to $76.3 million in the nine months ended October 31, 2009 from $86.2 million in the nine months ended October 31, 2008. Product revenues from the Software segment accounted for 65% and 71% of the total product revenue for the nine months ended October 31, 2009, and 2008, respectively. The Servers and Storage segment accounted for 35% and 29% of total product revenues in the nine months ended October 31, 2009 and 2008, respectively. The $9.9 million decrease in product revenues between years is primarily due to the impact of reduced advertising revenues on broadcasters’ capital spending which adversely impacted our Broadcast products and Advertising Insertion products revenues.

Services Revenues. Our Services revenues increased 17% year over year to $72.4 million in the nine months ended October 31, 2009 from $61.7 million in the nine months ended October 31, 2008. For the nine months ended October 31, 2009 and 2008, Services revenues for the Software segment accounted for 64% of the total services revenue. Servers and Storage services revenue accounted for 16% and 17% of total services revenue and Media Services accounted for 20% and 19% of total services revenues in nine months ended October 31, 2009 and 2008, respectively. The $7.3 million increase in Services revenues in our Software segment is due to increased VOD support maintenance and professional services and increases in our Media Services segment were due to two customer contract wins that occurred late in the third quarter of fiscal 2009 and nine months of results from Mobix which was acquired in the fourth quarter of fiscal 2009.

For the nine months ended October 31, 2009, three customers accounted for more than 49% of our total revenues, and two customers accounted for more than 46% of our total revenues for the nine months ended October 31, 2008. Revenue from each of these customers was comprised of Software and Servers and Storage segment revenues. We believe that a significant amount of our revenues will continue to be derived from a limited number of customers.

International sales accounted for approximately 32% and 30% of total revenues in the nine months ended October 31, 2009 and 2008, respectively. We expect that international products and services revenues will remain a significant portion of our business in the future. A majority of our international sales are denominated in United States dollars (USD), and for the nine months ended October 31, 2009 and 2008, respectively, approximately 67% and 73% of international revenues were transacted in USD.

Software Revenues. Revenues from our Software segment for the nine months ended October 31, 2009 decreased by $3.8 million, or a 4% decrease compared to the nine months ended October 31, 2008. The $11.0 million decrease in product revenue for the Software segment was caused by lower software licensing revenue from our Advertising Insertion products of $7.0 million, lower orders from our Broadcast software products of $4.4 million, and lower TV Navigator license revenues of $1.9 million. In addition, there were also two large non-recurring orders during our first half of fiscal 2009 for our VODlink and VOD hospitality software products. The year over year decrease in those product lines was offset by higher Axiom software revenues. The $7.3 million increase in services revenue for the Software segment was primarily due to growth in VOD product maintenance contract revenue, other technical support services revenue from our installed base of products and the inclusion of the eventIS results during the third quarter of fiscal 2010.

Servers and Storage Revenues. Revenues from the Servers and Storage segment for the nine months ended October 31, 2009 increased $2.3 million or 6% compared to related revenues in the nine months ended October 31, 2008. The increase in product revenues in the nine months ended October 31, 2009 of $1.2 million compared to the previous year was due mainly to increased shipments of VOD servers of $5.9 million primarily to Verizon, a large customer in Latin America and several customers in China which was partially offset by lower order driven Broadcast server revenue of $3.6 million year over year. In addition, increased services revenues of $1.1 million were due to higher VOD server maintenance and technical service revenue.

Media Services. Revenues from Media Services increased by approximately $2.2 million or 19% in the nine months ended October 31, 2009 compared to the nine months ended October 31, 2008. The increase in this revenue was due primarily to recent contract wins in Greece and Turkey that occurred late in the third quarter of fiscal year 2009; and nine months of operations from Mobix which was acquired in the fourth quarter of fiscal year 2009.

Product Gross Profit. Costs of product revenues consist primarily of the cost of purchased material components and subassemblies, labor and overhead relating to the final assembly and testing of complete systems and related expenses. The gross profit percentage for products increased from 60% in the nine months ended October 31, 2008 to 64% in the nine months ended October 31, 2009. The year over year increase in product gross profit percentages between years was due mainly to higher margin VOD software products that accounted for a greater portion of total product revenues combined with lower Broadcast server products revenues, which typically carry lower margins.

Services Gross Profit. Cost of services revenues consist primarily of labor, materials and overhead relating to the installation, training, product maintenance and technical support, software development, and project management provided by us and costs associated with providing video content services. The gross profit percentage for services was flat at 38% in the nine months ended October 31, 2008 and 2009, respectively.

Software Revenues Gross Profit. Software segment gross margin of 61% for the nine months ended October 31, 2009 was three percentage points higher compared to the nine months ended October 31, 2008. The increase in Software gross margins is due mainly to a favorable product mix of higher margin VOD software products and higher Software services maintenance revenue year over year with comparable headcount-related costs.

Servers and Storage Gross Profit. Servers and Storage segment gross margin of 43% in the nine months ended October 31, 2009 was two percentage points lower than in the nine months ended October 31, 2008 due mainly to increased shipments of lower margin VOD servers and lower service margins as a result of higher VOD headcount-related.

Media Services Gross Profit. Media Services segment gross margin of 11% in the nine months ended October 31, 2009 was three percentage points lower than gross margin for the nine months ended October 31, 2008 due principally to the overlap of increased headcount related costs that occurred during the nine months ended October 31, 2009 associated with bringing all content processing in-house combined with related third party costs.

Research and Development. Research and development expenses consist primarily of the compensation of development personnel, depreciation of development and test equipment and an allocation of related facilities expenses. Research and development expenses increased from $32.0 million, or 22% of total revenues, in the nine months ended October 31, 2008, to $37.4 million or 25% of total revenues, in the nine months ended October 31, 2009. The increase year over year is primarily due to increased headcount costs related to the VOD servers and TV Navigator product lines and the inclusion of two months of expenses for eventIS.

Selling and Marketing. Selling and marketing expenses consist primarily of compensation expenses, including sales commissions, travel expenses and certain promotional expenses. Selling and marketing expenses decreased from $20.5 million, or 14% of total revenues, in the nine months ended October 31, 2008, to $19.6 million, or 13% of total revenues, in the nine months ended October 31, 2009. This decrease is primarily due to lower external commission expenses of $500,000 and lower travel expenses of $300,000.

General and Administrative. General and administrative expenses consist primarily of the compensation of executive, finance, human resource and administrative personnel, legal and accounting services and an allocation of related facilities expenses. In the nine months ended October 31, 2009, general and administrative expenses increased to $16.0 million, or 11% of total revenues, from $15.5 million, or 11% of total revenues, in the nine months ended October 31, 2008. The increase was primarily due to eventIS acquisition costs of $900,000.

Amortization of intangible assets. Amortization expense consists of the amortization of acquired intangible assets which are operating expenses and not considered costs of revenues. In the nine months ended October 31, 2009 and 2008, amortization expense was $1.8 million and $1.2 million, respectively. An additional $390,000 and $140,000 of amortization expense related to acquired technology was charged to cost of sales for the nine months ended October 31, 2009 and 2008, respectively. The increase in amortization expense was primarily due to the amortization of intangible assets acquired in connection with the acquisitions of eventIS and Mobix.

Interest and Other Income, net. Interest and other income, net was $739,000 in the nine months ended October 31, 2009, which consisted of $601,000 of interest income and $123,000 of translation gains. The $1.6 million in the nine months ended October 31, 2008 consisted of $1.8 million of interest income and $201,000 of translations losses. A $1.2 million decrease in interest income was from lower interest rates earned on the Company’s cash, cash equivalents and short-term investment portfolio balances during the nine months ended of October 31, 2009 compared to the corresponding periods in 2008. Translation gains and losses at our various foreign subsidiaries (where the functional currency is the US Dollar) are derived from fluctuations in exchange rates between the various currencies and the U.S. dollar.

Equity Loss in Earnings of Affiliates. Equity loss in earnings of affiliates was $517,000 and $576,000 in the nine months ended October 31, 2009 and 2008, respectively For the nine months ended October 31, 2009, $940,000 of equity loss was recognized from On Demand Deutschland, net of $423,000 in accreted gains related to customer contracts and content licensing agreements and a capital distribution related to the reimbursement of previously incurred costs. For the nine months ended October 31, 2008, the On Demand Deutschland loss was $1.1 million net of $520,000 in accreted gains related to customer contracts and content licensing agreements and a capital distribution related to the reimbursement of previously incurred costs.

Income Tax Provision and Benefit. For the nine months ended October 31, 2009, we recorded an income tax provision of $337,000 resulting in an effective income tax provision rate of 16%. The income tax provision rate of 16% was primarily attributable to revenue in our foreign subsidiaries which are taxed at lower rates than in the U.S. and a discrete income tax of $0.4 million arising predominately from U.S. Federal return-to-provision adjustments for the fiscal 2009 corporate income tax return. For the nine months ended October 31, 2008, we recorded an income tax provision of $2.1 million resulting in an effective income tax provision rate of 27%.

As of October 31, 2009, the Company has maintained the full valuation allowance against its net U.S. and U.K. deferred tax assets primarily due to the uncertainties related to the Company’s ability to generate sufficient pre-tax income in the U.S. and U.K. to fully utilize these assets for fiscal 2010 and thereafter. If we generate sufficient pre-tax income in the future, some portion or all of the valuation allowance could be reversed and a corresponding increase in net income would be reported in future periods.

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

Liquidity and Capital Resources

Historically, we have financed our operations and capital expenditures primarily with cash on-hand and the proceeds from sales of our common stock. Cash and marketable securities decreased $32.4 million from $85.8 million at January 31, 2009 to $53.4 million at October 31, 2009. Working capital, excluding long-term marketable securities, decreased from $89.5 million at January 31, 2009 to $52.0 million at October 31, 2009. The decrease was a primarily the result of the acquisition of eventIS on September 1, 2009.

Net cash provided by operating activities was $10.3 million for the nine months ended October 31, 2009 compared to net cash provided by operating activities of $9.4 million for the nine months ended October 31, 2008. The net cash provided by operating activities for the nine months ended October 31, 2009 was primarily the result of net income and non-cash expenses of $11.4 million and a decrease of working capital of $2.3 million. The primary reason for the decrease in working capital was the increase of $4.4 million in inventory due to the build up for orders in the fourth quarter and a decrease of $4.9 million in accounts payable due to timing of payments offset by strong accounts receivable collections during the period.

Net cash used by investing activities was $41.6 million for the nine months ended October 31, 2009 compared to net cash used by investing activities of $9.2 million for the nine months ended October 31, 2008. Investment activity for the nine months ended October 31, 2009 consisted primarily of the purchase of property and equipment of $6.8 million, $2.5 million of contingent consideration payments to the former shareholders of Mobix and the purchase of eventIS for $32.3 million, net of cash acquired of $4.4 million.

Net cash used by financing activities was $441,000 for the nine months ended October 31, 2009 and net cash used by financing activities was $4.1 million for the nine months ended October 31, 2008. In the nine months ended October 31, 2009, the cash used by financing activities was due to the repurchase of $1.7 million of the Company’s stock partially offset by $1.1 million from the issuance of common stock in connection with stock option exercises and stock purchases under the Company’s Employee Stock Purchase Plan.

Effect of exchange rates on cash and cash equivalents of $710,000 was the result of the translation of ODG’s and eventIS’s cash balances, which use the British pound and the Euro, respectively, as their functional currencies, to U.S. dollars at October 31, 2009.

In connection with our acquisition of eventIS, we are obligated to pay annually $1.7 million in cash and to issue shares of restricted stock of SeaChange equating to approximately $1.1 million to the former eventIS shareholders on each of the first three anniversary dates following the acquisition. In addition, we have agreed to contingent earnout payments to the former eventIS shareholder principally related to the achievement of certain annual performance goals for eventIS and sales of SeaChange products and services. The revenue performance metrics will cover the three year period ending January 31, 2013 with payment upon achievement of these metrics occurring annually.

On October 31, 2008, RBS Citizens (a subsidiary of the Royal Bank of Scotland Group plc) extended our $15.0 million revolving line of credit from October 31, 2008 through October 31, 2010. Loans made under this revolving line of credit bear interest at a rate per annum equal to the bank’s prime rate. Borrowings under this line of credit are collateralized by substantially all of our assets. The loan agreement requires SeaChange to comply with certain financial covenants. On August 31, 2009, these financial covenants were amended to reflect the acquisition of eventIS. As of October 31, 2009, we were in compliance with the amended financial covenants and there were no amounts outstanding under the revolving line of credit.

We are occasionally required to post letters of credit, issued by a financial institution, to secure certain sales contracts. Letters of credit generally authorize the financial institution to make a payment to the beneficiary upon the satisfaction of a certain event or the failure to satisfy an obligation. The letters of credit are generally posted for one-year terms and are usually automatically renewed upon maturity until such time as we have satisfied the commitment secured by the letter of credit. We are obligated to reimburse the issuer only if the beneficiary collects on the letter of credit. We believe that it is unlikely we will be required to fund a claim under our outstanding letters of credit. As of October 31, 2009, the full amount of the letters of credit of $731,000 was supported by our credit facility.

On March 11, 2009, our Board of Directors authorized through the repurchase of up to $20.0 million of our common stock, par value $.01 per share, through a share repurchase program. As authorized by the program, shares may be purchased in the open market or through privately negotiated transactions in a manner consistent with applicable securities laws and regulations, including pursuant to a Rule 10b5-1 plan that we maintain. This share repurchase program does not obligate us to acquire any specific number of shares and may be suspended or discontinued at any time. All repurchases are expected to be funded from our current cash and investment balances. The timing and amount of the shares to be repurchased will be based on market conditions and other factors, including price, corporate and regulatory requirements and alternative investment opportunities. The repurchase program is scheduled to terminate on January 31, 2010. During the nine months ended October 31, 2009, we repurchased 298,415 shares at a cost of $1.7 million.

On February 27, 2007, the On Demand Group Ltd. (“ODG”), our wholly-owned U.K. subsidiary, entered into an agreement with Tele-Munchen Fernseh GmbH & Co. Produktionsgesellschaft (TMG) to create a joint venture named On Demand Deutschland GmbH & Co. KG. The Shareholder’s Agreement requires ODG to provide cash contributions up to $4.2 million (USD equivalent) upon the request of the joint venture’s management and approval by the shareholders of the joint venture. During the nine months ended October 31, 2009, the ODG contributed approximately $0.8 million.

We believe that existing funds combined with available borrowings under the revolving line of credit and cash provided by future operating activities are adequate to satisfy our working capital, potential acquisitions and capital expenditure requirements and other contractual obligations for the foreseeable future, including at least the next 12 months. However, if our expectations are incorrect, we may need to raise additional funds to fund our operations, to take advantage of unanticipated strategic opportunities or to strengthen our financial position.

In addition, we actively review potential acquisitions that would complement our existing product offerings, enhance our technical capabilities or expand our marketing and sales presence. Any future transaction of this nature could require potentially significant amounts of capital or could require us to issue our stock and dilute existing stockholders. If adequate funds are not available, or are not available on acceptable terms, we may not be able to take advantage of market opportunities, to develop new products or to otherwise respond to competitive pressures.

Effects of Inflation

Management believes that financial results have not been significantly impacted by inflation and price changes in materials we use in manufacturing our products.

Significant Accounting Policies

       Goodwill

In connection with acquisitions of operating entities, we recognize the excess of the purchase price over the fair value of the net assets acquired as goodwill. Goodwill is not amortized, but is evaluated for impairment, at the reporting unit level, annually in our third quarter as of August 1. Goodwill of a reporting unit also is tested for impairment on an interim basis in addition to the annual evaluation if an event occurs or circumstances change which would more likely than not reduce the fair value of a reporting unit below its carrying amount.

During the third quarter of fiscal 2010, we performed our annual impairment testing of goodwill. We first calculated the fair value of each reporting unit using a discounted cash flow methodology. We then performed “Step 1” and compared the fair value of each reporting unit of accounting to its carrying value as of August 1, 2009. Reporting units that we test are equivalent to our business segments. We have three reporting segments, the Software segment, Servers and Storage segment and Media Services segment. Goodwill assigned to our reportable segments as of August 1, 2009:

	Software	Servers & Storage	Media Services	Total
	(in thousands)
Goodwill balance	$10,162	$754	$16,437	$27,353

The process of evaluating goodwill for impairment requires several judgments and assumptions to be made to determine the fair value of the reporting units, including the method used to determine fair value, discount rates, expected levels of cash flows, revenues and earnings, and the selection of comparable companies used to develop market based assumptions. Consistent with prior years, we employed a five year discounted cash flow methodology to arrive at the fair value of each reporting unit. In calculating the fair value, we derived the standalone projected five year cash flows for all three reporting units. This process starts with the projected cash flows of each of the three reporting units and then the cash flows are discounted. We use the discounted cash flow methodology as our principal technique as we believe that the discounted cash flows approach provides greater detail and opportunity to reflect facts, circumstances and economic conditions for each reporting unit.

We determined that based on “Step 1” of our annual goodwill test, the reporting fair values of all three of our reporting units containing goodwill balances exceeded their carrying values. In aggregate, there was excess fair value over the carrying value of the net assets ranging from $53-$73 million. Below is a summary of the fair values ranges calculated by the company as of August 1, 2009.

Premium Ranges over
Carrying Value
Software	102%-138%
Servers and Storage	67%-102%
Media Services	15%

Key data points included in the market capitalization calculation were as follows:

  Shares outstanding as of August 1, 2009: 30.9 million; and

  Trailing 32 day average closing price as of August 1, 2009: $8.30 per share.

Accordingly, as no impairment indictor existed as of August 1, 2009, our annual impairment date, and the implied fair value of goodwill did not exceed the carrying value of any of our three reporting units, we determined that goodwill was not at risk of failing “Step 1” and was appropriately stated as of August 1, 2009.

To validate our conclusions and determine the reasonableness of our annual impairment test, we performed the following:

  Reconciled our estimated enterprise value to market capitalization comparing the aggregate, calculated fair value of our reporting units to our market capitalization as of August 1, 2009, our annual impairment test date. As compared with the market capitalization value of $256 million as of August 1, 2009, the aggregate carrying values of our three reporting units was approximately $178 million;

  Prepared a “reporting unit” fair value calculation using discounted cash flows;

  Reviewed the historical operating performance of each reporting unit for the current fiscal year;

  Performed a sensitivity analysis on key assumptions such as weighted-average cost of capital and terminal growth rates; and

  Reviewed market participant assumptions.

The discounted cash flows used to estimate fair values were based on assumptions regarding each reporting unit’s estimated projected future cash flows and estimated weighted-average cost of capital that a market participant would use in evaluating the reporting unit in a purchase transaction. We employed one weighted-average cost of capital rate for all our reporting units. The estimated weighted-average cost of capital was based on the risk-free interest rate and other factors such as equity risk premiums and the ratio of total debt to equity capital. In performing the annual impairment tests, we took steps to ensure appropriate and reasonable cash flow projections and assumptions were used. The average rate used to discount the estimated future cash flows for each of the reporting units was 18%.

Our projections for the next five years included increased revenue and operating expenses, in line with the expected revenue growth over the next five years based on current market and economic conditions and our historical knowledge of the reporting units. Historical growth rates served as only one input to the projected future growth used in the goodwill impairment analysis. These historical growth rates were adjusted based on other inputs from management regarding anticipated customer contracts. We projected growth for each reporting unit ranging from 8% to 17% annually for the Software and Services and Storage segments, and from 11% to 26% annually for the Media Services segment. The higher projected growth for the Media Services segment is due to the recent contract wins by ODG. We estimated the operating expenses based on a rate consistent with the current experience for each reporting units and estimated revenue growth over the next five years. The failure of any of our reporting units to execute as forecasted over the next five years could have an adverse affect on our annual impairment test. Future adverse changes in market conditions or poor operating results of the reporting unit could result in losses or an inability to recover the carrying value of the investments in reporting units, thereby possibly requiring an impairment charge in the future. We record an impairment charge when we believe an investment has experienced a decline in value that is other-than-temporary.

We also monitor economic, legal and other factors as a whole and for each reporting unit between annual impairment tests to ensure that there are no indicators that make it more likely than not that there has been a decline in the fair value of the reporting unit below its carrying value. Specifically, we monitor industry trends, our market capitalization, recent and forecasted financial performance of our reporting units and the timing and nature of any restructuring activities. While our recent financial performance is below our most recent historical levels, we do not believe that there are any indicators of impairment as of October 31, 2009. If these estimates or the related assumptions change, we may be required to record non-cash impairment charges for these assets in the future.

Recently Issued Accounting Standard Updates

New Accounting Guidance Recently Adopted

Measuring Liabilities at Fair Value

In August 2009, the Financial Accounting Standards Board (“FASB”) issued an authoritative update to Fair Value Measurements and Disclosures. This update provides amendments to reduce potential ambiguity in financial reporting when measuring the fair value of liabilities. Among other provisions, this update provides clarification in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the valuation techniques described in the authoritative update. The update will become effective upon issuance for subsequent interim and annual periods. The Company’s effective adoption date is October 31, 2009. The Company has determined that the update had no impact on its financial condition and results operations.

Recent Accounting Guidance Not Yet Effective

Amendments to Consolidation of Variable Interest Entities

In June 2009, the FASB issued an authoritative update to address the elimination of the concept of a qualifying special purpose entity and to replace the quantitative-based risks and rewards calculation for determining which enterprise has a controlling financial interest in a variable interest entity. Also, the new guidance requires an ongoing assessment of whether an entity is the primary beneficiary of a variable interest entity. The amended approach focuses on identifying which enterprise has the power to direct the activities of a variable interest entity and the obligation to absorb losses of the entity or the right to receive benefits from the entity. Additionally, the update provides more timely and useful information about an enterprise’s involvement with a variable interest entity. The update will become effective for the first annual period starting after November 15, 2009. The Company is currently evaluating the impact of this standard on its Consolidated Financial Statements.

Revenue Recognition for Arrangements with Multiple Deliverables

In September 2009, the Financial Accounting Standards Boards (“FASB”) amended the guidance for revenue recognition in multiple-element arrangements. It has been amended to remove from the scope of industry specific revenue accounting guidance for software and software related transactions, tangible products containing software components and non-software components that function together to deliver the product’s essential functionality. The guidance now requires an entity to provide updated guidance on whether multiple deliverables exist, how the deliverables in an arrangement should be separated, and the consideration allocated; and allocates revenue in an arrangement using estimated selling prices of deliverables for these products if a vendor does not have vendor-specific objective evidence (“VSOE”) or third-party evidence of selling price. The guidance also eliminates the use of the residual method and requires an entity to allocate revenue using the relative selling price method for these products. The accounting changes summarized are effective for fiscal years beginning on or after June 15, 2010, with early adoption permitted. Adoption may either be on a prospective basis or by retrospective application. The Company is currently assessing the impact of these amendments on its accounting and reporting systems and processes; however, at this time the Company is unable to quantify the impact of their adoption on its financial statements or determine the timing and method of its adoption.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Exchange Risk

We face exposure to financial market risks, including adverse movements in foreign currency exchange rates and changes in interest rates. These exposures may change over time as business practices evolve and could have a material adverse impact on our financial results. Our foreign currency exchange exposure is primarily associated with product sales arrangements or settlement of intercompany payables and receivables among subsidiaries and its parent company, and/or investment/equity contingency considerations denominated in the local currency where the functional currency of the foreign subsidiary is the U.S. dollar.

Substantially all of our international product sales are payable in United States Dollars (USD) or in the case of our Media Services operations in the United Kingdom and eventIS in the Netherlands, payable in local currencies, providing a natural hedge for receipts and local payments. In light of the high proportion of our international businesses, we expect the risk of any adverse movements in foreign currency exchange rates could have an impact on our translated results within the Consolidated Statements of Operations. In addition, for the nine months ended October 31, 2009 the Company generated a foreign currency translation gain of $5.7 million which was recorded as accumulated other comprehensive gain increasing the Company’s equity section of the balance sheet over the prior year.

The Company has entered into a forward foreign currency exchange contract to manage exposure related to liabilities denominated in Euros. SeaChange does not enter into derivative financial instruments for trading purposes. At October 31, 2009, we had one forward contract to buy Euros totaling €1.2 million that settles on September 1, 2010. While SeaChange does not anticipate that near-term changes in exchange rates will have a material impact on its operating results, financial position and liquidity, a sudden and significant change in the value of foreign currencies could harm the Company’s operating results, financial position and liquidity.

The U.S. Dollar is the functional currency for a majority of our international subsidiaries, except for ODG, Mobix, eventIS and SeaChange B.V. All foreign currency gains and losses are included in interest and other income, net, in the accompanying Consolidated Statements of Operations. In the third quarter of fiscal year 2010, the Company recorded approximately $278,000 in gains due to international subsidiary translations and cash settlements of revenues and expenses.

Interest Rate Risk

Exposure to market risk for changes in interest rates relates primarily to the Company’s investment portfolio of marketable debt securities of various issuers, types and maturities and to SeaChange’s borrowings under its bank line of credit facility. The Company does not use derivative instruments in its investment portfolio, and its investment portfolio only includes highly liquid instruments. Our cash and marketable securities include cash equivalents, which we consider to be investments purchased with original maturities of nine months or less. There is risk that losses could be incurred if the Company were to sell any of its securities prior to stated maturity. Given the short maturities and investment grade quality of the portfolio holdings at October 31, 2009, a sharp rise in interest rates should not have a material adverse impact on the fair value of our investment portfolio. Additionally, our long term marketable investments, which are carried at the lower of cost or market, have fixed interest rates, and therefore are subject to changes in fair value.

At October 31, 2009, we had $10.8 million in short-term marketable securities and $11.0 million in long-term marketable securities. Of the $21.8 million in available-for-sale securities at October 31, 2009, the Company holds $1.0 million in auction rate securities ("ARS") that were intended to provide liquidity via an auction process that resets the applicable interest rate in the event there is no new investment in these securities. Due to the uncertainty in the credit markets, this $1.0 million ARS holding in our investment portfolio has failed to settle on its respective settlement date resulting in the illiquidity of this investment. Consequently, we have not been able to access these funds and do not expect to do so until a future auction of these investments is successful or a buyer is found outside the auction process. Although the maturity date of the underlying security of our ARS investment is twenty-two years, we currently have sufficient cash and cash equivalents, cash from operations and access to unused credit facilities to meet our short term liquidity requirements and do not anticipate that we will need to access our ARS investment. Accordingly, the Company has classified this investment as long-term and its fair value equals par at maturity.

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

(b) Changes in internal controls over financial reporting. As a result of the evaluation completed by the Company, and in which Messrs. Styslinger and Bisson participated, the Company has concluded that there were no changes during the fiscal quarter ended October 31, 2009 in its internal controls over financial reporting, which have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

Litigation

     None.

Other Matters

     ARRIS Litigation

On July 31, 2009, Arris Corporation (“Arris”) filed a contempt motion in the U.S. District Court for the District of Delaware against SeaChange International relating to U.S. Patent No 5,805,804 (the “804 patent”), a patent owned by Arris. In its motion, Arris is seeking further patent royalties and the enforcement of the permanent injunction entered by the Court on April 6, 2006 against certain SeaChange products. On August 3, 2009, SeaChange filed a complaint seeking a declaratory judgment from the Court that its products do not infringe the ‘804 patent and asserting certain equitable defenses. SeaChange also filed a motion to consolidate the Arris contempt motion with the declaratory judgment action and requested a status conference on SeaChange’s declaratory judgment action.

On August 25, 2009, Arris filed 1) an answer to SeaChange’s complaint that included a counterclaim of patent infringement under the ‘804 patent; and 2) a motion to stay the declaratory judgment action until the resolution of the contempt motion. The Court has set a date of January 13, 2010 for a scheduling conference on SeaChange’s declaratory judgment action. SeaChange believes that Arris’ contempt motion is without merit, and that SeaChange products do not infringe the remaining claims under the ‘804 patent.

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

SeaChange enters into agreements in the ordinary course of business with customers, resellers, distributors, integrators and suppliers. Most of these agreements require SeaChange to defend and/or indemnify the other party against intellectual property infringement claims brought by a third party with respect to SeaChange’s products. From time to time, SeaChange also indemnifies customers and business partners for damages, losses and liabilities they may suffer or incur relating to personal injury, personal property damage, product liability, and environmental claims relating to the use of SeaChange’s products and services or resulting from the acts or omissions of SeaChange, its employees, authorized agents or subcontractors. For example, SeaChange has received requests from several of its customers for indemnification of patent litigation claims asserted by Acacia Media Technologies, USA Video Technology Corporation, Multimedia Patent Trust, Microsoft Corporation and VTran Media Technologies. Management performed an analysis of these requests, evaluating whether any potential losses were probable and estimable.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

      Repurchase of the Company’s Equity Securities

On March 11, 2009, SeaChange’s Board of Directors authorized repurchase of up to $20 million of its common stock, par value $.01 per share, through a share repurchase program. As authorized by the program, shares may be purchased in the open market or through privately negotiated transactions in a manner consistent with applicable securities laws and regulations, including pursuant to a Rule 10b5-1 plan maintained by the Company. This share repurchase program does not obligate the Company to acquire any specific number of shares and may be suspended or discontinued at any time. All repurchases are expected to be funded from the Company’s current cash and investment balances. The timing and amount of the shares to be repurchased will be based on market conditions and other factors, including price, corporate and regulatory requirements and alternative investment opportunities.

The repurchase program is scheduled to terminate on January 31, 2010. There were no stock purchases during the three months ended October 31, 2009. During the nine months ended October 31, 2009, the Company repurchased 298,415 shares at a cost of $1.7 million. As of October 31, 2009, the remaining maximum dollar value of shares that may yet be purchased under the program is $18.3 million.

ITEM 6. Exhibits

      (a) Exhibits

31.1	Certification Pursuant to Rule 13a-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes- Oxley Act of 2002 (filed herewith).

31.2	Certification Pursuant to Rule 13a-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes- Oxley Act of 2002 (filed herewith).

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, SeaChange International, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: December 10, 2009

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