Form 10-K
period 2010-01-31
SEACHANGE INTERNATIONAL INC
filed 2010-04-09
CIK 1019671

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

———————
FORM 10-K
———————

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

-For the fiscal year ended January 31, 2010

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

     As of July 31, 2009, the aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing price for the registrant’s Common Stock on the Nasdaq Global Select Market on such date was $260,485,787. The number of shares of the registrant’s Common Stock outstanding as of the close of business on March 25, 2010 was 31,072,068.

DOCUMENTS INCORPORATED BY REFERENCE:

     Portions of the definitive Proxy Statement (which is expected to be filed within 120 days after the Company’s fiscal year end) relating to the registrant’s Annual Meeting of Stockholders to be held on or about July 15, 2010 to be filed pursuant to Regulation 14A are incorporated by reference into Part III of this Annual Report on Form 10-K.

PART I

ITEM 1. Business

     SeaChange International, Inc. (“SeaChange”, “we” or “us”), a Delaware corporation founded on July 9, 1993, is a leading developer, manufacturer and marketer of digital video systems and services. These products and services facilitate the aggregation, licensing, storage, management and distribution of video, television programming and advertising content. We sell our products and services worldwide to cable system operators, including Cablevision, Comcast, Cox Communications, Virgin Media, and Rogers; telecommunications companies, including Telekom Austria, Turk Telekom and Verizon Communications; and broadcast television companies, including ABC Disney, Ascent Media, Clear Channel, China Central Television and Viacom.

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

     The primary thrust of our business has been supplying systems to deliver video assets in the evolving “On Demand” television environment. Through acquisitions and partnerships we have expanded our capabilities, products and services to address the needs of video content owners, broadcasters, and content aggregators, and to address the delivery of content to devices other than the television, such as mobile phones and PCs. Our products and services include hardware and software for content management and delivery systems, middleware that drives set top box applications such as games, advertising systems that help pay for content and services that involve the acquisition and distribution of video content. We believe that our strategy of expanding our product line will position SeaChange to support and maintain our existing customer base, take advantage of new customers entering the on demand marketplace and to enter adjacent markets.

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

Industry Background

     Cable System Operators and Telecommunications Companies

     According to SNL Kagan, the number of households paying for TV access today, such as cable subscription but excluding satellite, has been estimated at 111 million in the Americas and approximately 600 million worldwide. Over the last several years, cable system operators and telecommunications companies have spent billions of dollars to upgrade their networks from analog to digital, yielding a significant increase in available bandwidth, channel capacity and two-way interactive capability. We believe this investment reflects their intent to provide video on demand, advertising insertion, internet access and other value-added services to their customers that will differentiate them from competing service providers, including satellite delivery systems.

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

     Cable companies have also begun to market telephone services. In response, telecommunications operators, notably AT&T and Verizon in the U.S., are aggressively providing competitive digital television and video services. Elsewhere, international telecommunications companies with high-speed network capacity are actively exploring and launching similar television services.

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

	Year ended January 31,
	2010		2009		2008
	Amount	%	Amount	%	Amount	%
	(in thousands, except percentages)
Revenues by segment:
Software	$131,314	65%	$132,237	65%	$113,269	63%
Servers and Storage	50,557	25%	53,640	27%	48,997	27%
Media Services	19,794	10%	15,959	8%	17,627	10%
Total	$201,665		$201,836		$179,893

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

     In September of 2009 we acquired a private software company, eventIS Group B.V. (“eventIS”), in Eindhoven, the Netherlands. eventIS is Europe’s leading provider of video on demand back-office software supporting operators in 25 countries. This software complements and extends the capabilities of our video on demand products.

     We expect that eventIS’s leading market position in Europe will foster increased revenue growth as VOD investments in Europe are forecasted to grow significantly over the next several years. According to SNL Kagan, there are 80 million cable television subscribers in Europe compared to 70 million in the United States. However, unlike in the U.S., digital cable penetration rates are quite low. Penetration rates in Europe are expected to rise with the increased investments in VOD products and services from European cable television providers.

     In February 2010, we acquired VividLogic Inc (“VividLogic”), a private California software provider. VividLogic’s products and services will allow the Company to expand its software product portfolio to participate more competitively in the middleware and home network markets. VividLogic provides applications and development services for Consumer Electronics (“CE”) manufacturers, cable television, equipment manufacturers and cable television providers. VividLogic’s software products and services focus on home networking applications and “tru2way” development. In the home networking area, VividLogic’s emphasis is on the development of software to meet the content protection requirements under the IEEE 1394 requirements. In addition, VividLogic is working with CE manufacturers and service providers to develop software to be used in next generation home media gateways. In the tru2way area, VividLogic provides products and services for CE and set top box manufacturers who are looking to migrate their hardware for tru2way capability. Tru2way is a technology software platform sponsored by the U.S. cable television industry that is expected to foster interactive television applications for consumers.

     Revenue sources from the Software segment fall into two categories:
  product revenues such as licensing, and software development for those products; and

  related services such as subscriptions (annual software subscriptions for upgrades), professional services, installation, training, project management, product maintenance, and technical support for those software products.
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

     Servers and Storage segment includes:
  product revenues from video on demand (“VOD”) and broadcast server product lines and related services such as professional services, installation, training, project management, product maintenance, and technical support for those products.
     Media Services

     Through the acquisitions of On Demand Group Limited (ODG), in fiscal 2006, and Mobix Interactive Ltd., in fiscal 2009, SeaChange expanded its media content services, consisting of content aggregation and distribution. ODG is a leader in Europe in the development and deployment of Pay TV services. This division specializes in aggregating content for video on demand and Pay-Per-View platforms, and provides marketing, promotional and production services to cable operators and telecommunications providers throughout Europe.

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
     SeaChange Axiom® On Demand video software is the end-to-end business solution for video on demand services. Software modules act in unison to manage and automate every aspect of operations – streams, subscribers, billing, network load and more. The product is built on an open architecture, meaning it can be deployed by any service provider regardless of streaming, storage or network architectures. SeaChange Axiom On Demand video software is comprised of three components:

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

     Advertising Products

     Our family of Spot Systems automates the complex process of advertisement and other video insertion across multiple channels and geographic zones for cable system operators and telecommunications providers. Through our embedded proprietary software, our Spot System allows cable system and telecom operators to insert local and regional advertisements and other videos into a specific time allocated by television networks such as CNN, MTV, ESPN, BET, Discovery Channel and Nickelodeon. The Spot System is capable of inserting advertising into digital and analog channels including HD and delivering targeted advertising, as well as advertising with interactive links to content on video on demand systems, as well as to other interactive advertising systems.

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
     This system allows operators to generate new advertising revenue inserting ads, dynamically, in on demand content while it provides detailed tracking and reporting on views and usage of inserted ads. During 2007, we saw the first commercial deployment of our SeaChange AdPulse On Demand advertising software platform. Since then, we have had successful trials and deployments with several operators including: Virgin Media, Cox Communications, and Sunflower Broadband.

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

     SeaChange TV Navigator software is a platform that incorporates an optional Electronic Program Guide (EPG – the user interface) that is completely customizable, communications applications such as TV-mail, chat, ticker display and messaging, and audience measurement tools that collect and report on usage statistics.

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

     SeaChange MDS MediaServers

     Combining the advantages of standards-based hardware with the SeaChange patented MediaCluster technology, the MDS products provide high density streaming, clustered memory ingest and scalable storage. The MDS complements our widely deployed disk-based video servers while providing independent scalable streaming, storage and memory and can be deployed as a standalone system or a streaming booster for existing systems.

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

Media Services

     The Media Services segment encompasses the business activities of the On Demand Group and Mobix Interactive, U.K. based wholly-owned subsidiaries of SeaChange. The Media Services group focuses on the acquisition, licensing, preparation, management and marketing of content as well as custom consulting services. Virgin Media in the U.K. is ODG’s largest customer. In the past two years, ODG also added the Hellenic Telecommunication Organisation (OTE), Telekom Austria, TTnet, Du Telekom, and Neuf Telecom.

     ODG also has established joint ventures to provide specialized content and services. In 2005, ODG launched FilmFlex in the U.K., a joint venture with Walt Disney and Sony Pictures to provide an on demand movie service to Virgin Media. In December of 2007, ODG sold its interest in the FilmFlex joint venture to the other investors for approximately $18 million.

     In Germany, ODG entered into a joint venture with the TeleMunchen Gruppe, a German media company whose activities include the production and acquisition of German-language feature films, television productions and classical music programs. This joint venture has launched a pay-per-view service for Kabel Deutschland Gruppe (KDG). KDG has approximately nine million subscribers and has begun to deploy digital services. We expect to transition the pay-per-view service to a full-fledged VOD service as the digital rollout occurs. In addition to providing pay-per-view services to KDG, the joint venture also provides pay-per-view services to Unity Media and Telekom Austria. The joint venture also announced that it will be providing VOD content and services in 2010 to Kabel BW, one of Germany’s largest cable television operators.

     In November 2008, through ODG, we acquired Mobix Interactive Limited in the U.K. Mobix complements ODG’s television VOD services business by offering mobile VOD services to wireless network operators. Today, Mobix supports mobile subscribers for its customers 3 in the U.K. and Vodacom in South Africa.

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

     Customer support centers worldwide provide 24/7 coverage. We have support centers in the U.S., the Netherlands, Philippines, China, Japan, U.K., France, Turkey and Ireland.

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

  Establish and Maintain Technological Leadership. We believe our competitive position is dependent in large part on the features and performance of our systems. As a result, we focus our research and development efforts on introducing systems with improved hardware and software capabilities. We have been granted patents and have patents pending for our various technologies. We have received several awards for technological excellence, including Emmy Awards for our patented MediaCluster ® technology and for our role in the growth of video on demand. As of January 31, 2010, 41% of our employees were focused on research and product development efforts.

  Provide Superior Customer Service and Support. Our products operate in customer environments where continuous operation is critical. As a result, we believe that providing a high level of service and support gives us a competitive advantage and is a differentiating factor in developing and maintaining key customer relationships. Our in-depth industry and application knowledge allows us to better understand the service needs of our customers. As of January 31, 2010, 37% of our employees were dedicated to customer service and support, including project design and implementation, maintenance, installation and training. Customers have access to service personnel via 24/7 telephone support. In addition, we believe that the acquisitions and investments that we have made in media services and in system integration and customization services have positioned us as an integral partner with our customers to ensure optimal performance of their systems.
Customers

     We currently sell our products primarily to cable system operators, broadcast and telecommunications companies.

     Our customer base is highly concentrated among a limited number of large customers, primarily due to the fact that the cable, movie, broadcast, and telecommunications industries in the United States are dominated by a limited number of large companies. A significant portion of our revenues across each of our segments in any given fiscal period have been derived from substantial orders placed by these large organizations. For the year ended January 31, 2010, Comcast and Virgin Media comprised 27% and 12%, respectively, of our total sales. We expect that we will continue to be dependent upon a limited number of customers for a significant portion of our revenues in future periods. As a result of this customer concentration, our business, financial condition and results of operations could be materially adversely affected by the failure of anticipated orders to materialize and by deferrals or cancellations of orders as a result of changes in customer requirements or new product announcements or introductions. In addition, the concentration of customers may cause variations in revenue, expenses and operating results on a quarterly basis due to seasonality of orders or the timing and relative size of orders received and shipped during a fiscal quarter.

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

     We believe that the experience of our product development personnel is an important factor in our success. We perform our research and product development activities at our headquarters and in offices in New Hampshire, Pennsylvania, California, the Netherlands, Philippines, and China.

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

Employees

     As of January 31, 2010, we employed 1,223 persons, including 502 in research and development, 458 in customer service and support, 93 in selling and marketing, 31 in manufacturing and 139 in general and administration functions. We believe that our relations with our employees are good. None of our employees are represented by a collective bargaining agreement.

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

Our business is dependent on customers’ continued spending on video systems and services, and reductions by customers in spending adversely affect our business.

     Our performance is dependent on customers’ continued spending for video systems and services. Spending for these systems and services is cyclical and can be curtailed or deferred on short notice. A variety of factors affect the amount of spending, and, therefore, our sales and profits, including:
  general economic conditions;

  customer specific financial or stock market conditions;

  availability and cost of capital;

  governmental regulation;

  demand for services;

  competition from other providers of video systems and services;

  acceptance of new video systems and services by our customers; and

  real or perceived trends or uncertainties in these factors.
Any reduction in spending by our customers would adversely affect our business. We continue to have limited visibility into the capital spending plans of our current and prospective customers. Fluctuations in our revenue can lead to even greater fluctuations in our operating results. Our planned expense levels depend in part on our expectations of future revenue. Our planned expenses include significant investments, particularly within the research and development organization, which we believe are necessary to continue to provide innovative solutions to meet our current and prospective customers’ needs. As a result, it is difficult to forecast revenue and operating results. If our revenue and operating results are below the expectations of our investors and market analysts, it could cause a decline in the price of our common stock.

Our future success is dependent on the continued development of the video-on-demand market and if video-on-demand does not continue to gain broad market acceptance, our business may not continue to grow.

     An increasing portion of our revenue in the last year has come from sales and services related to our video-on-demand products. However, the video-on-demand market continues to develop as a commercial market, both within and outside North America, and may not gain broad market acceptance. The potential size of the video-on-demand market and the timing of its development are uncertain. The success of this market requires that broadband system operators continue to upgrade their cable networks to support digital two-way transmission service and successfully market video-on-demand and similar services to their cable television subscribers. Some cable system operators, particularly outside of North America, are still in the early stages of commercial deployment of video-on-demand service to major residential cable markets and, accordingly, to date our digital video systems have been commercially available only to a limited number of subscribers. Also, the telecommunications companies have also begun to adapt their networks to support digital two-way transmission and begun marketing video-on-demand services. If cable system operators and telecommunications companies fail to make the capital expenditures necessary to upgrade their networks or determine that broad deployment of video-on-demand services is not viable as a business proposition or if our digital video systems cannot support a substantial number of subscribers while maintaining a high level of performance, our revenues will not grow as we have planned.

Our business is impacted by worldwide economic cycles, which are difficult to predict.

     The global economy and financial markets experienced disruption in 2009, including, among other things, extreme volatility in security prices, severely diminished liquidity and credit availability, rating downgrades of certain investments and declining valuations of others. Governments have taken historic actions intended to address extreme market conditions that include severely restricted credit. There may be a further deterioration in financial markets and confidence in major economies. We are unable to predict the likely duration and severity of the current disruptions in financial markets, credit availability, and adverse economic conditions throughout the world. These economic developments affect businesses such as ours and those of our customers and vendors in a number of ways that could result in unfavorable consequences to us. Further disruption and deterioration in economic conditions may reduce customer purchases of our products and services, thereby reducing our revenues and earnings. In addition, such adverse decline in economic conditions may, among other things, result in increased price competition for our products and services, increased risk in the collectability of our accounts receivable from our customers, increased risk in potential reserves for doubtful accounts and write-offs of accounts receivable, and higher operating costs as a percentage of revenues. In 2009 and 2010, we have taken actions to address the effects of the economic crisis, including implementing cost control and reduction measures. It is possible that we may need to take further cost control and reduction measures. We cannot predict whether these measures will be sufficient to offset certain of the negative trends that might affect our business.

We have taken measures to address slowdowns in the market for our products and services, which could have long-term negative effects on our business or impact our ability to adequately address a rapid increase in customer demand.

     We have taken measures to address slowdowns in the market for our products and services. These measures include shifting more of our operations to lower cost regions, outsourcing manufacturing processes, implementing cost reduction programs, reducing the number of our employees, and reducing planned capital expenditures and expense budgets. We cannot ensure that the measures we have taken will not impair our ability to effectively develop and market products and services, to remain competitive in the industries in which we compete, to operate effectively, to operate profitably during slowdowns or to effectively meet a rapid increase in customer demand. These measures may have long-term negative effects on our business by reducing our pool of technical talent, decreasing or slowing improvements in our products and services, making it more difficult to hire and retain talented individuals and to quickly respond to customers or competitors in an upward cycle.

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

     We have experienced significant variations in the revenue, expenses and operating results from quarter to quarter and these variations are likely to continue. We believe that fluctuations in the number and size of orders being placed from quarter to quarter are principally attributable to the buying patterns and budgeting cycles of broadband system operators, including telecommunications companies, and broadcast companies, the primary buyers of the digital video-on-demand, advertising and broadcast systems, respectively. We expect that there will continue to be fluctuations in the number and value of orders received. As a result, our results of operations have in the past and likely will, at least in the near future, fluctuate in accordance with this purchasing activity making period-to-period comparisons of our operating results less meaningful. In addition, because these factors are difficult for us to forecast, our business, financial condition and results of operations for one quarter or a series of quarters may be adversely affected and below the expectations of public market analysts and investors, resulting in a decrease in the market price of our common stock.

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

If there were a decline in demand or average selling prices for our products, including our Video-On-Demand Systems and Advertising Systems, our revenues and operating results would be materially affected.

     We expect our VOD and advertising products to continue to account for a significant portion of our revenues. Accordingly, a decline in demand or average selling prices for these products, whether as a result of new product introductions by others, price competition, technological change, inability to enhance the products in a timely fashion, or otherwise, could have a material adverse effect on our business, financial condition and results of operations.

If we are unable to manage our growth and the related expansion in our operations effectively, our business may be harmed through a diminished ability to monitor and control effectively our operations, and a decrease in the quality of work and innovation of our employees.

     Our ability to successfully offer new products and services and implement our business plan in a rapidly evolving market requires effective planning and management. We are also continuing to transition towards greater reliance on our video-on-demand products and services for an increased portion of our total revenue. In light of the growing complexities in managing our expanding portfolio of products and services, our anticipated future operations will continue to strain our operational and administrative resources. To manage future growth effectively, we must continue to improve our operational controls and internal controls over financial reporting, and to integrate the businesses we have acquired and our new personnel and to manage our expanding international operations. A failure to manage our growth may harm our business through a decreased ability to monitor and control effectively our operations, and a decrease in the quality of work and innovation of our employees upon which our business is dependent.

     Because our business is susceptible to risks associated with international operations, we may not be able to maintain or increase international sales of our products, and we may not realize the full amount of the anticipated savings in connection with our continued trend towards the manufacture and assembly of our products outside of North America and EMEA.

     Our international operations are expected to continue to account for a significant portion of our business in the future. However, in the future we may be unable to maintain or increase international sales of our products and services. Our international operations are subject to a variety of risks, including:
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

  changes in labor laws and regulations affecting our ability to hire and retain employees; and

  economic or political changes in international markets.
We are exposed to fluctuations in currency exchange rates that could negatively impact our financial results and cash flows.

     To date, most of our revenues have been denominated in U.S. dollars, while a significant portion of our international expenses are incurred in the local currencies of countries in which we operate. Because a portion of our business is conducted outside the United States and the post-closing-payments to the former shareholders of eventIS Group B.V. are partially denominated in Euros, we face exposure to adverse movements in foreign currency exchange rates. These exposures may change over time as business practices evolve, and they could have a material adverse impact on our financial results and cash flows. An increase in the value of the dollar could increase the real cost to our customers of our products in those markets outside the United States where we often sell in dollars, and a weakened dollar could increase local currency operating costs.

Currency exchange rate fluctuations could reduce our overall profits.

     With the exception of On Demand Group (and its wholly-owned subsidiaries), eventIS Group B.V. and SeaChange B.V. the United States dollar is the functional currency for our international subsidiaries; therefore, all foreign translation currency gains and losses are included in our Consolidated Statements of Operations. In preparing our consolidated financial statements, certain financial information is required to be translated from foreign currencies to the United States dollar using either the spot rate or the weighted-average exchange rate. If the United States dollar changes relative to applicable local currencies, there is a risk our reported sales, operating expenses, and net income could significantly fluctuate. We are not able to predict the degree of exchange rate fluctuations, nor can we estimate the effect any future fluctuations may have upon our future operations.

Our ability to compete could be jeopardized if we are unable to protect our intellectual property rights from third-party challenges.

     Our success and ability to compete depends upon our ability to protect our proprietary technology that is incorporated into our products. We rely on a combination of patent, copyright, trademark and trade secret laws and restrictions on disclosure to protect our intellectual property rights. Although we have issued patents, we cannot assure that any additional patents will be issued or that the issued patents will not be invalidated. We also enter into confidentiality or license agreements with our employees, consultants and corporate partners, and control access to and distribution of our software, documentation and other proprietary information. Despite these precautions, it may be possible for a third party to copy or otherwise misappropriate and use our products or technology without authorization, particularly in foreign countries where the laws may not protect our proprietary rights as fully as in the United States. We may need to resort to litigation in the future to enforce our intellectual property rights, to protect our trade secrets or to determine the validity and scope of the proprietary rights of others. If competitors are able to use our technology, our ability to compete effectively could be harmed.

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

We may not fully realize the benefits of our acquisitions of eventIS Group B.V or VividLogic, Inc., and these and future acquisitions may be difficult to integrate, disrupt our business, dilute stockholder value or divert management attention.

     As part of our business strategy, we have acquired and may in the future seek to acquire or invest in new businesses, products or technologies that we believe could complement or expand our business, augment our market coverage, enhance our technical capabilities or otherwise offer growth opportunities. Acquisitions, including our acquisitions of eventIS Group B.V. and VividLogic, Inc. could create risks for us, including:
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

     Historically, we have acquired technology or businesses to supplement and expand our product offerings. In the future, we could acquire additional products, technologies or businesses, or enter into joint venture arrangements, for the purpose of complementing or expanding our business as occurred with VividLogic Inc. in fiscal 2011, eventIS Group B.V. in fiscal 2010, Mobix Interactive Ltd. in fiscal 2009 and On Demand Deutschland GMBH in fiscal 2007. Negotiation of potential acquisitions or joint ventures and our integration of acquired products, technologies or businesses could divert management’s time and resources. Future acquisitions could cause us to issue equity securities that would dilute existing stockholders, incur contingent liabilities, amortize intangible assets, or write off in-process research and development and other acquisition-related expenses that could have a material adverse affect on our business, results of operations, cash flow and financial condition. We may not be able to properly integrate acquired products, technologies or businesses with our existing products and operations, train, retain and motivate personnel from the acquired businesses, or combine potentially different corporate cultures. Failure to do so could deprive us of the intended benefits of those acquisitions. In addition, we may be required to write-off acquired research and development if further development of purchased technology becomes unfeasible, which may adversely affect our business, results of operations, cash flow and financial condition.

If our goodwill or intangible assets become impaired, we may be required to record a significant charge to earnings.

     Under accounting principles generally accepted in the United States, we review our intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill is required to be tested for impairment at least annually. Factors that may be considered a change in circumstances indicating that the carrying value of our goodwill or other intangible assets may not be recoverable include declines in our stock price and market capitalization, or future cash flows projections. Our valuation methodology for assessing impairment requires management to make judgments and assumptions based on projections of future operating performance. We operate in highly competitive environments and projections of future operating results and cash flows may vary significantly from actual results. We may be required to record a significant noncash charge to earnings in our financial statements during the period in which any impairment of our goodwill or other intangible assets is determined.

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

Our stock price may be volatile.

     Historically, the market for technology stocks has been extremely volatile. Our common stock has experienced, and may continue to experience, substantial price volatility. The occurrence of any one or more of the factors noted above could cause the market price of our common stock to fluctuate. In addition, during 2008 and 2009 the stock market in general, and the NASDAQ Stock Market and technology companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of such companies. These broad market and industry factors may materially adversely affect the market price of our common stock, regardless of our actual operating performance. In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been instituted against such companies.

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

ITEM 1B. Unresolved Staff Comments

     None

ITEM 2. Properties

Lease/
Location	Own	Principal Use	Segment	Square
Acton, Massachusetts	Own	Corporate Headquarters, video software engineering and manufacturing	Software, Servers and Storage	1
Greenville, New Hampshire	Own	Video Storage engineering, logistics and services	Servers and Storage
Greenville, New Hampshire	Lease	Video Servers and broadcast product engineering	Servers and Storage
Fort Washington, Pennsylvania	Lease	Software Development, digital video and interactive television	Software
London, United Kingdom	Own	ODG head corporate offices and video content processing services	Media Services

     In addition, we also lease research and development and/or sales and support offices in Illinois, Nevada, California, France, Ireland, Singapore, Germany, Japan, India, Turkey, Philippines, UK, Russia, Mexico, the Netherlands, and China. We believe that existing facilities are adequate to meet our foreseeable requirements.

ITEM 3. Legal Proceedings

     On July 31, 2009, Arris Corporation (“Arris”) filed a contempt motion in the U.S. District Court for the District of Delaware against SeaChange International relating to U.S. Patent No 5,805,804 (the “804 patent”), a patent owned by Arris. In its motion, Arris is seeking further patent royalties and the enforcement of the permanent injunction entered by the Court on April 6, 2006 against certain SeaChange products. On August 3, 2009, SeaChange filed a complaint seeking a declaratory judgment from the Court that its products do not infringe the ‘804 patent and asserting certain equitable defenses. SeaChange also filed a motion to consolidate the Arris contempt motion with the declaratory judgment action and requested a status conference on SeaChange’s declaratory judgment action. On August 25, 2009, Arris filed 1) an answer to SeaChange’s complaint that included a counterclaim of patent infringement under the ‘804 patent; and 2) a motion to stay the declaratory judgment action until the resolution of the contempt motion. On January 13, 2010 the parties filed proposed scheduling orders for SeaChange’s declaratory judgment action. The Court has not yet entered a schedule in either action. SeaChange believes that Arris’ contempt motion is without merit, and that SeaChange products do not infringe the remaining claims under the ‘804 patent.

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

     On March 25, 2010, the last reported sale price of our common stock on NASDAQ was $7.37 per share and there were approximately 132 holders of record of our common stock. We believe that the number of beneficial holders of our common stock exceeds 5,683.

     The following table sets forth the quarterly high and low closing sales prices per share reported on NASDAQ for our last two fiscal years ended January 31, 2010 and 2009.

	Fiscal Year 2010		Fiscal Year 2009
	High	Low	High	Low
Three Month Period Ended:
First Quarter	$6.81	$4.32	$7.48	$5.50
Second Quarter	9.23	6.06	8.32	6.60
Third Quarter	9.85	6.77	9.70	6.46
Fourth Quarter	6.97	5.50	8.17	5.92

Dividend Policy

     We have never declared or paid any cash dividends on our common stock, since inception, and do not expect to pay cash dividends on our common stock in the foreseeable future. We currently intend to retain all of our future earnings for use in operations and to finance the expansion of our business.

Equity Compensation Plan Information

     The following table provides information about the common stock that may be issued upon the exercise of options, warrants and rights under all of SeaChange’s existing equity compensation plans as of January 31, 2010, including the Amended and Restated 2005 Equity Compensation Incentive Plan, the Amended and Restated 1995 Stock Option Plan, the 1996 Non-Employee Director Stock Option Plan and the Third Amended and Restated 1996 Employee Stock Purchase Plan.

Number of securities
remaining available
		Weighted-	for future issuance
	Number of securities	average exercise	under equity
	to be issued upon	price of	compensation plans
	exercise of outstanding	outstanding	(excluding securities
	options, warrants and	options, warrants	reflected
Plan category	rights	and rights	in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders(1)	3,934,973 (2)	$15.41 (4)	2,202,596 (3)

____________________

(1)	Consists of the Amended and Restated 2005 Equity Compensation Incentive Plan, the Amended and Restated 1995 Stock Option Plan, the 1996 Non-Employee Director Stock Option Plan and the Third Amended and Restated 1996 Employee Stock Purchase Plan.

(2)	Excludes the shares to be issued for the period ended May 31, 2009 under the Third Amended and Restated 1996 Employee Stock Purchase Plan, because the number of shares to be issued upon exercise of currently outstanding options there under cannot be determined, as it will be determined on May 31, 2010, the last day of the payment period, and will be for a maximum of 1,125 shares per eligible participant.

(3)	As of January 31, 2010, 2,202,596 shares remained available for issuance under the Amended and Restated 2005 Equity Compensation Incentive Plan and no shares remained available for grant under the Third Amended and Restated 1996 Employee Stock Purchase Plan.

(4)	Excludes the weighted average exercise price for shares to be issued under the Third Amended and Restated 1996 Employee Stock Purchase Plan, as amended, because the weighted average exercise price of currently outstanding options there under cannot be determined, as it will be equal to 85% of the lower of the average market price of the common stock on December 1, 2009 and May 28, 2010, the first and last business day of the applicable payment period.

Repurchase of our Equity Securities

     On March 11, 2009, the Board of Directors authorized the repurchase of up to $20 million of SeaChange’s common stock, par value $.01 per share, through a share repurchase program. As authorized by the program, shares were purchased in the open market or through privately negotiated transactions in a manner consistent with applicable securities laws and regulations, including pursuant to a Rule 10b5-1 plan maintained by the Company.

PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares	Average Price Paid per	Total Number of Shares	Maximum Number
	(or Units) Purchased	Share (Or Units) (1)	(Or Units) Purchased as	(or Approximate
			Part of Publicly Announced	Dollar Value) of
			Plans or Programs	Shares (Or Units) that
				May Yet Be
				Purchased Under the
				Plans or Programs
November 1, 2009 to
November 30, 2009	-	$-	-	$18,279,693
December 1, 2009 to
December 31, 2009	175,000	5.99	175,000	17,231,687
January 1, 2010 to
January 31, 2010	-	-	-	17,231,687
Total	175,000	$5.99	175,000	$17,231,687

     The repurchase program terminated on January 31, 2010. During the three months ended January 31, 2010, the Company repurchased 175,000 shares at a cost of $1.0 million. During the year ended January 31, 2010, the Company repurchased 473,415 shares at a cost of $2.8 million. The Company did not repurchase any shares from its management or other insiders.

STOCK PERFORMANCE GRAPH

     The following graph compares the change in the cumulative total stockholder return on SeaChange’s common stock during the period from the close of trading on January 31, 2005 through January 31, 2010, with the cumulative total return on the Center for Research in Securities Prices (“CRSP”) Index for the Nasdaq Stock Market (U.S. Companies) and a SIC Code Index based on SeaChange’s SIC Code. The comparison assumes $100 was invested on January 31, 2005 in SeaChange’s common stock at the $16.42 closing price on January 31, 2005 and in each of the foregoing indices and assumes reinvestment of dividends, if any.

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

Notes:

A.	The lines represent monthly index levels derived from compounded daily returns that include all dividends.

B.	If the monthly interval, based on the fiscal year-end, is not a trading day, the preceding trading day is used.

C.	The Index level for all series was set to 100 on January 31, 2005.

ITEM 6. Selected Financial Data

     The following consolidated selected financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. The selected financial data for the years ended January 31, 2008, 2007 and 2006 have been recast to reflect the reclassification of foreign currency gain (loss) from operating expenses to other income (expense), net below operating income.

	Year ended January 31,
	2010	2009	2008	2007	2006
	(in thousands, except per share data)
Consolidated Statement of Operations Data:
Revenues:
Products	$101,941	$117,372	$105,769	$95,000	$73,516
Services	99,724	84,464	74,124	66,334	52,748
Total revenues	201,665	201,836	179,893	161,334	126,264
Costs of revenues:
Products	38,961	46,533	52,464	48,334	45,555
Services	59,451	52,007	46,465	37,189	28,315
Total cost of revenue	98,412	98,540	98,929	85,523	73,870
Gross profit	103,253	103,296	80,964	75,811	52,394
Operating expenses:
Research and development	50,664	43,042	42,699	40,917	34,475
Selling and marketing	25,842	27,506	23,073	22,383	18,681
General and administrative	21,719	20,979	20,240	18,873	13,915
Amortization of intangibles	2,826	1,575	2,952	5,664	2,201
Total operating expenses	101,051	93,102	88,964	87,837	69,272
Income (loss) from operations	2,202	10,194	(8,000)	(12,026)	(16,878)
Interest income, net	607	2,050	1,927	1,355	2,038
Other (expense), net	(462)	(925)	(43)	(320)	(339)
Impairment on investment in affiliate	-	-	-	(150)	-
Gain on sale of investment in affiliate	-	-	10,031	-	-
Income (loss) before income taxes and equity income
(loss) in earnings of affiliates	2,347	11,319	3,915	(11,141)	(15,179)
Income tax expense (benefit)	371	575	2,156	(1,632)	(2,941)
Equity (loss) income in earnings of affiliate, net of tax	(653)	(770)	1,143	1,272	39
Net income (loss)	$1,323	$9,974	$2,902	$(8,237)	$(12,199)
Earnings (loss) per share:
Basic	$0.04	$0.32	$0.10	$(0.29)	$(0.43)
Diluted	$0.04	$0.32	$0.10	$(0.29)	$(0.43)
Consolidated Balance Sheet Data (as of January 31):
Working capital	$60,887	$89,549	$88,344	$57,820	$45,759
Total assets	267,147	233,983	217,896	199,296	207,797
Deferred revenue	46,793	32,974	19,103	21,806	20,045
Long-term liabilities	15,808	3,745	3,391	1,121	1,353
Total liabilities	89,225	61,747	52,494	42,876	54,053
Total stockholders’ equity	177,922	172,236	165,402	156,420	153,744

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

     On November 19, 2008, On Demand Group (“ODG”), a subsidiary of SeaChange, acquired all the outstanding capital stock of Mobix Interactive Limited (“Mobix”) a London, England based company that provides software and content services related to the deployment of mobile video services for wireless network operators. Under the terms of the Share Purchase Agreement, ODG paid the shareholders of Mobix $3.0 million in cash. On March 16, 2009, ODG paid $700,000 upon achieving one of the performance goals within the share purchase agreement. In addition, on September 16, 2009, the Company and the former shareholders of Mobix amended the original share purchase agreement to provide for the satisfaction of any future contingent consideration with a payment of $1.8 million.

     On September 1, 2009, the Company completed its acquisition of eventIS Group B.V. (”eventIS”). eventIS, based in Eindhoven, the Netherlands, provides video on demand (“VOD”) and linear broadcast software and related services to cable television and telecommunications companies primarily in Europe. The Company acquired eventIS to expand its VOD solutions into the European market. At the closing, the Company made a cash payment to the former shareholder of eventIS of $34.4 million plus $2.2 million based on an estimated working capital adjustment in accordance with the eventIS Share Purchase Agreement. In addition, in January 2010 the Company made a payment of $395,000 for final settlement of the working capital adjustment. On each of the first, second and third anniversaries of the closing date, the Company is obligated to make additional fixed payments of deferred purchase price under the eventIS Share Purchase Agreement (the “Deferred Fixed Purchase Price Payments”), each such payment to be in an aggregate amount of $2.8 million with $1.7 million payable in cash and $1.1 million payable by the issuance of restricted shares of SeaChange common stock, which will vest in equal installments over three years starting on the first anniversary of the date of issuance. Under the earnout provisions of the eventIS Share Purchase Agreement, if certain performance goals are met over each of the three periods ending January 31, 2013, the Company will be obligated to make additional cash payments to the former shareholder of eventIS. Acquisition-related costs recognized include legal, accounting, valuation and other professional services of $1.0 million for fiscal 2010. The transaction costs were expensed and recorded in general and administrative expenses in the Consolidated Statement of Operations.

     On February 1, 2010, the Company completed its acquisition of VividLogic, Inc. (”VividLogic”). VividLogic, based in Fremont, California, provides in-home infrastructure software for high definition televisions, home gateways, and set-top boxes to cable television service providers, set-top box manufacturers and consumer electronics (CE) suppliers. The Company acquired VividLogic to expand its in home solutions. At the closing, the Company made a cash payment of $12.0 million, of which $1.2 million was deposited in escrow with respect to certain indemnification matters. In addition, VividLogic shareholders are entitled to $8.5 million in cash from working capital at the time of the closing. Of this amount $3.5 million was paid at closing. Of the balance, $1.5 million will be paid on May 1, 2010 and August 1, 2010 and $2 million will be paid on the one year anniversary of the closing. Fixed deferred cash payments of $1.0 million will be paid on February 1, 2011, 2012, and 2013. Under the earnout provisions of the purchase agreement, the Company will be obligated to make additional payments based upon the operating results of VividLogic over the three one-year periods following the closing. Acquisition-related costs recognized include legal, accounting, valuation and other professional services of $400,000 for fiscal 2010. The transaction costs were expensed and recorded in general and administrative expenses in the Consolidated Statement of Operations.

     During the first quarter of fiscal 2011, the Company initiated actions to lower its cost structure as it strives to generate increased profitability for this fiscal year. The first quarter of fiscal 2011 will include pre-tax restructuring charges to its income statement totaling approximately $1.7 million related to the termination of approximately 47 employees.

     Until the end of fiscal 2008, the Company was managed and operated as three segments, Broadcast, Broadband and Services. In its first quarter of fiscal 2009, the Company realigned its previously reported segments into three new reporting segments: Software, Servers and Storage, and Media Services as segments defined by the authoritative accounting guidance. The Company believes this reorganization better reflects the increasing importance and magnitude of its software products and services as well as the scale of its ODG subsidiary. A description of the three reporting segments is as follows:
  Software segment includes product revenues from the Company’s Advertising, VOD, Middleware and Broadcast software, related services such as professional services, installation, training, project management, product maintenance, technical support and software development for those software products, and operating expenses relating to the Software segment such as research and development, selling and marketing and amortization of intangibles. The Software segment includes the results of eventIS from the date of the acquisition on September 1, 2009.

  Servers and Storage segment includes product revenues from VOD and Broadcast server product lines and related services such as professional services, installation, training, project management, product maintenance, and technical support for those products and operating expenses relating to the Servers and Storage segment, such as research and development and selling and marketing.

  Media Services segment includes the operations of ODG, and commencing in fiscal 2009 the operations of Mobix Interactive, activities which include content acquisition and preparation services for television and wireless service providers and related operating expenses.
     Under this revised reporting structure, the Company determined there are significant functions, and therefore costs considered corporate expenses that are not allocated to the reportable segments for the purposes of assessing performance and making operating decisions. These unallocated costs include general and administrative expenses, other than general and administrative expenses related to Media Services, interest and other income, net, taxes and equity losses in affiliates, which are managed separately at the corporate level.

     The segment data for the fiscal year ended January 31, 2008 has been recast to reflect the realignment of the new segments. Prior to fiscal 2009, services revenues, which included ODG revenues, were reported in the Services segment and the Company did not separately track these service revenues and costs by these new segments, except for ODG. Accordingly, management has made certain assumptions to determine the amount of service revenues and service costs attributed to the Software and Servers and Storage reporting segments for the fiscal year ended January 31, 2008. The basis of the assumptions for all such revenues, costs and expenses includes significant judgments and estimations. There are no inter-segment revenues for the periods. The Company does not separately track all assets by operating segments nor are the segments evaluated under this criterion.

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
     During these economic times, many customers may delay or reduce capital expenditures. This could result in reductions in sales of our products, longer sales cycles, difficulties in collection of accounts receivable, excess and obsolete inventory, gross margin deterioration, slower adoption of new technologies, increased price competition and supplier difficulties. We believe that the recent global economic slowdown caused certain customers to reduce or delay capital spending plans in fiscal 2010 primarily in our Advertising and Broadcast products, and expect that these conditions could persist into fiscal 2011. In addition, we have experienced increased price-based competition from our competitors, which resulted in the reduction of the prices of some of our products, which reduced our revenues and adversely affected our gross margin.

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

  our ability to control operating costs given the fluctuations that we have experienced with revenues from quarter to quarter; and

  our ability to successfully integrate businesses acquired by us, including eventIS, VividLogic, Inc and Mobix Interactive, Ltd.

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

     Principles of Consolidation. The Company consolidates the financial statements of its wholly-owned subsidiaries and all inter-company accounts are eliminated in consolidation. SeaChange also holds minority investments in the capital stock of certain private companies having product offerings or customer relationships that have strategic importance. The Company evaluates its equity and debt investments and other contractual relationships with affiliate companies in order to determine whether the guidelines regarding the consolidation of variable interest entities (“VIE”) should be applied in the financial statements. Consolidation guidelines address consolidation by business enterprises of variable interest entities that possess certain characteristics. A VIE is defined as an entity in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support. The primary beneficiary is required to consolidate the financial position and results of the VIE. The Company has concluded that it is not the primary beneficiary for any variable interest entities as of January 31, 2010.

     The Company’s investments in affiliates include investments accounted for under the cost method and the equity method of accounting. The investments that represent less than a 20% ownership interest of the common shares of the affiliate are carried at cost. Under the equity method of accounting, which generally applies to investments that represent 20% to 50% ownership of the common shares of the affiliate, SeaChange’s proportionate ownership share of the earnings or losses of the affiliate are included in equity loss in earnings of affiliates in the consolidated statement of operations.

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

     Service revenue from content processing provided to our customers is recognized when services are provided, based on contracted rates. Upfront fees received for services are recognized ratably over the period earned, whichever is the longer of the contract term or the estimated customer relationship.

     Any taxes assessed by a governmental authority related to revenue-producing transactions (e.g. sales or value-added taxes) are reported on a net basis and excluded from revenues.

     Inventories and Reserves. Inventories are stated at the lower of cost or net realizable value. Cost is determined using the first-in, first-out (FIFO) method. Inventories consist primarily of components and subassemblies and finished products held for sale. All of SeaChange’s hardware components are purchased from outside vendors. The value of inventories is reviewed quarterly to determine that the carrying value is stated at the lower of cost or net realizable value. SeaChange records charges to reduce inventory to its net realizable value when impairment is identified through the quarterly review process. The obsolescence evaluation is based upon assumptions and estimates about future demand and possible alternative uses and involves significant judgments. For the years ended January 31, 2010, 2009 and 2008, we recorded inventory write-downs of $600,000, $1.0 million, and $2.1 million, respectively.

     Accounting for Business Combinations In our business combinations, we are required to recognize the assets acquired, liabilities assumed, contractual contingencies, and contingent consideration at their fair value on the acquisition date. The purchase price allocation process requires management to make significant estimates and assumptions, especially at acquisition date with respect to intangible assets, estimated contingent consideration payments and pre-acquisition contingencies. Although we believe the assumptions and estimates we have made have been reasonable and appropriate, they are based in part on historical experience and information obtained from the management of the acquired company and are inherently uncertain. Examples of critical estimates in accounting for acquisitions include but are not limited to:
  the estimated fair value of the acquisition-related contingent consideration, which is calculated using a probability-weighted discounted cash flow model based upon the forecasted achievement of post acquisition bookings targets;

  the future expected cash flows from product sales, support agreements, consulting contracts, other customer contracts and acquired developed technologies and patents; and

  the relevant discount rates.
     Unanticipated events and circumstances may occur which may affect the accuracy or validity of such assumptions, estimates or actual results. Additionally, any change in the fair value of the acquisition-related contingent consideration subsequent to the acquisition date, including changes from events after the acquisition date, such as changes in our estimate of the bookings that are expected to be achieved, will be recognized in earnings in the period of the estimated fair value change. A change in fair value of the acquisition-related contingent consideration could have a material effect on the statement of operations and financial position in the period of the change in estimate.

     Goodwill. In connection with acquisitions of operating entities, we recognize the excess of the purchase price over the fair value of the net assets acquired as goodwill. Goodwill is not amortized, but is evaluated for impairment, at the reporting unit level, annually in our third quarter as of August 1. Goodwill of a reporting unit also is tested for impairment on an interim basis in addition to the annual evaluation if an event occurs or circumstances change which would more likely than not reduce the fair value of a reporting unit below its carrying amount. Changes in operating performance, market conditions and other factors may adversely impact estimates of expected future cash flows. Any impairment indicated by this analysis would be measured as the amount by which the carrying value exceeds estimated fair value based on forecasted cash flows, discounted at a rate commensurate with the risks involved.

     Goodwill is evaluated at the reporting unit level, which is equivalent to our business segments. We have three reporting segments, the Software segment, Servers and Storage segment and Media Services segment. The goodwill balance as of January 31, 2010 is as follows:

		Servers &	Media
	Software	Storage	Services	Totals
	(in thousands )
Goodwill	$35,536	$754	$19,586	$55,876

     On August 1, 2009, we performed our annual impairment testing of goodwill for each of the reporting units with goodwill balances. We first calculated the fair value of each reporting unit using a discounted cash flow methodology. We then performed “Step 1” and compared the fair value of each reporting unit of accounting to its carrying value as of August 1, 2009.

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

     We determined that based on our annual goodwill test, the reporting fair values of all three of our reporting units containing goodwill balances exceeded their carrying values. In aggregate, there was excess fair value over the carrying value of the net assets ranging from $53-$73 million. Below is a summary of the fair values ranges calculated by the company as of August 1, 2009:

Premium Ranges over
Carrying Value
Software	102%-138%
Servers and Storage	67%-102%
Media Services	15%

     Key data points included in the market capitalization calculation were as follows:
  Shares outstanding as of August 1, 2009: 30.9 million; and

  Trailing 32 day average closing price as of August 1, 2009: $8.30 per share.
     Accordingly, as no impairment indicator existed as of August 1, 2009, our annual impairment test date, and the implied fair value of goodwill exceeded the carrying value of any of our three reporting units, we determined that goodwill was not at risk of failing “Step 1” and was appropriately stated as of August 1, 2009.

     To validate our conclusions and determine the reasonableness of our annual impairment test, we also performed the following:
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

     Our projections for the next five years included increased revenue and operating expenses, in line with the expected revenue growth over the next five years based on current market and economic conditions and our historical knowledge of the reporting units. Historical growth rates served as only one input to the projected future growth used in the goodwill impairment analysis. These historical growth rates were adjusted based on other inputs from management regarding anticipated customer contracts. We projected growth for each reporting unit ranging from 8% to 17% annually for the Software and Servers and Storage segments, and from 11% to 26% annually for the Media Services segment. The higher projected growth for the Media Services segment is due to the recent contract wins by ODG and Mobix. We estimated the operating expenses based on a rate consistent with the current experience for each reporting unit and estimated revenue growth over the next five years. The failure of any of our reporting units to execute as forecasted over the next five years could have an adverse affect on our annual impairment test. Future adverse changes in market conditions or poor operating results of the reporting unit could result in losses or an inability to recover the carrying value of the investments in reporting units, thereby possibly requiring an impairment charge in the future. We record an impairment charge when we believe an investment has experienced a decline in value that is other-than-temporary.

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

     During the fourth quarter of fiscal 2010, the Company evaluated the impairment analysis and updated for the change in market capitalization as from August 1, 2009 to January 31, 2010. While no impairment charges resulted from the analyses performed during the fourth quarter of fiscal 2010, impairment charges may occur in the future due to changes in projected revenue growth rates, projected operating margins or estimated discount rates, among other factors. Historical or projected revenues or cash flows may not be indicative of actual future results. Due to uncertain market conditions, it is possible that future impairment reviews may indicate additional impairments of goodwill and/or other intangible assets, which could result in charges that could be material to our results of operations and financial position.

     Long –Lived Assets. SeaChange also evaluates property and equipment, investments, intangible assets and other long-lived assets on a regular basis for the existence of facts or circumstances, both internal and external that may suggest an asset is not recoverable. If such circumstances exist, SeaChange evaluates the carrying value of long-lived assets to determine if impairment exists based upon estimated undiscounted future cash flows over the remaining useful life of the assets and compares that value to the carrying value of the assets. SeaChange’s cash flow estimates contain management’s best estimates, using appropriate and customary assumptions and projections at the time.

     Intangible assets consist of customer contracts, completed technology, in-process research and development, non-competition agreements, patents and trademarks and are respectively assigned to the operating segments. The intangible assets are amortized to cost of sales and operating expenses, as appropriate, on a straight-line or accelerated basis in order to reflect the period that the assets will be consumed. In-process research and development assets as of the acquisition date were recorded as indefinite-lived intangible assets and will be subject to impairment testing at least annually. The useful life of the intangible asset recognized will be reconsidered if and when an in-process research and development project is completed or abandoned.

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

     Amortization expense of capitalized software is recorded over the period of economic consumption or the life of the agreement, whichever results in the higher expense, starting with the first shipment of the product to a customer. Amortization expense of capitalized software was $5,000 and $100,000 for the fiscal years ended January 31, 2010 and 2009, respectively.

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

     Deferred income tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective income tax bases, and operating loss and tax credit carryforwards. We evaluate the weight of all available evidence to determine whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. We will record a valuation allowance if the likelihood of realization of the deferred tax assets in the future is reduced based on an evaluation of objective verifiable evidence. Significant management judgment is required in determining our income tax provision, our deferred tax assets and liabilities and any valuation allowance recorded against our deferred tax assets. We have established a valuation allowance against our United States deferred tax assets due to indications that they may not be fully realized. The amount of the deferred tax asset considered realizable is subject to change based on future events, including generating sufficient pre-tax income in future periods. In the event that actual results differ from these estimates, our provision for income taxes could be materially impacted. SeaChange does not provide for U.S. federal and state income taxes on the undistributed earnings of its non-U.S. subsidiaries that are considered indefinitely reinvested in the operations outside the U.S.

     Authoritative guidance as it relates to income tax liabilities states that the minimum threshold a tax position is required to meet before being recognized in the financial statements is “more likely than not” (i.e., a likelihood of occurrence greater than fifty percent). The recognition threshold is met when an entity concludes that a tax position, based solely on its technical merits, is more likely than not to be sustained upon examination by the relevant taxing authority. Those tax positions failing to qualify for initial recognition are recognized in the first interim period in which they meet the more likely than not standard, or are resolved through negotiation or litigation with the taxing authority, or upon expiration of the statute of limitations. Derecognition of a tax position that was previously recognized occurs when an entity subsequently determines that a tax position no longer meets the more likely than not threshold of being sustained.

     We file annual income tax returns in multiple taxing jurisdictions around the world. A number of years may elapse before an uncertain tax position is audited and finally resolved. While it is often difficult to predict the final outcome or the timing of resolution of any particular uncertain tax position, we believe that our reserves for income taxes reflect the most likely outcome. We adjust these reserves as well as the related interest and penalties, in light of changing facts and circumstances. If our estimate of tax liabilities proves to be less than the ultimate assessment, a further charge to expense would result. If payment of these amounts ultimately proves to be unnecessary, the reversal of the liabilities would result in tax benefits being recognized in the period when we determine the liabilities are no longer necessary. The changes in estimate could have a material impact on our financial position and operating results. In addition, settlement of any particular position could have a material and adverse effect on our cash flows and financial position.

     Share-based Compensation. We account for all employee and non-employee director stock-based compensation awards using the authoritative guidance regarding share based payments. We have continued to use the Black-Scholes pricing model as the most appropriate method for determining the estimated fair value of all applicable awards. Determining the appropriate fair value model and calculating the fair value of share-based payment awards requires the input of highly subjective assumptions, including the expected life of the share-based payment awards and stock price volatility. Management estimated the volatility based on the historical volatility of our stock. The assumptions used in calculating the fair value of share-based payment awards represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management’s judgment. As a result, if circumstances change and we use different assumptions, our share-based compensation expense could be materially different in the future. In addition, we are required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. If our actual forfeiture rate is materially different from our estimate, the share-based compensation expense could be significantly different from what we have recorded in the current period. The estimated fair value of SeaChange’s stock-based options and performance-based restricted stock units, less expected forfeitures, is amortized over the awards’ vesting period on a graded vesting basis, whereas the restricted stock units and Employee Stock Purchase Plan stock units are amortized on a straight line basis.

     Restructuring. During the first quarter of fiscal 2011, the Company completed a restructuring and will record restructuring charges primarily related to employee severance. Restructuring charges represent our best estimate of the associated liability at the date the charges are recognized. Adjustments for changes in assumptions are recorded as a component of operating expenses in the period they become known. Differences between actual and expected charges and changes in assumptions could have a material effect on our restructuring accrual as well as our consolidated results of operations.

     Foreign Currency Translation. For subsidiaries where the U.S. dollar is designated as the functional currency of the entity, we translate that entity’s monetary assets and liabilities denominated in local currencies into U.S. dollars (the functional and reporting currency) at current exchange rates, as of each balance sheet date. Non-monetary assets (e.g., inventories, property, plant, and equipment and intangible assets) and related income statement accounts (e.g., cost of sales, depreciation, amortization of intangible assets) are translated at historical exchange rates between the functional currency (the U.S. dollar) and the local currency. Revenue and other expense items are translated using average exchange rates during the fiscal period. Translation adjustments and transaction gains and losses on foreign currency transactions, and any unrealized gains and losses on short-term inter-company transactions are included in other income or expense, net.

     For subsidiaries where the local currency is designated as the functional currency, we translate the subsidiaries’ assets and liabilities into U.S. dollars (the reporting currency) at current exchange rates as of each balance sheet date. Revenue and expense items are translated using average exchange rates during the period. Cumulative translation adjustments are presented as a separate component of stockholders’ equity. Exchange gains and losses on foreign currency transactions and unrealized gains and losses on short-term inter-company transactions are included in other income or expense, net.

     The aggregate foreign exchange transaction losses included as other expense, net on the Consolidated Statement of Operations were $572,000, $951,000 and $43,000 for the years ended January 31, 2010, 2009 and 2008, respectively.

     Non GAAP Measures As part of our ongoing review of financial information related to our business, we regularly use non-GAAP measures, in particular adjusted non-GAAP earnings per share, as we believe they provide a meaningful insight into our business and trends. We also believe that these adjusted non-GAAP measures provide readers of our financial statements with useful information and insight with respect to the results of our business. However, the presentation of adjusted non-GAAP information is not intended to be considered in isolation or as a substitute for results prepared in accordance with GAAP. Below are tables for 2010, 2009 and 2008 which detail and reconcile GAAP and adjusted non-GAAP earnings per share:

	Twelve months Ended			Twelve months Ended			Twelve months Ended
	January 31, 2010			January 31, 2009			January 31, 2008
	GAAP	Adjustment	Non-GAAP	GAAP	Adjustment	Non-GAAP	GAAP	Adjustment	Non-GAAP
Revenues	$201,665	$1,807	$203,472	$201,836	$-	$201,836	$179,893	$-	$179,893

Operating expenses:	101,051		101,051	93,102	-	93,102	88,964	-	88,964
Stock-based compensation	-	3,105	3,105	-	3,954	3,954	-	3,978	3,978
Amortization of intangible assets - eventIS	-	978	978	-	-	-	-	-	-
Amortization of intangible assets - other	-	2,487	2,487	-	2,025	2,025	-	4,205	4,205
Acquisition related costs	-	1,413	1,413	-	-	-	-	-	-
Restructuring								6,000	6,000
	101,051	7,983	109,034	93,102	5,979	87,123	88,964	14,183	103,147

Income from operations	2,202	9,790	11,992	10,194	5,979	16,173	(8,000)	14,183	6,183

Income tax impact expense (benefit)	371	3,106	3,477	575	2,073	2,648	2,156	4,895	7,051

Net income	$1,323	$6,684	$8,007	$9,974	$3,906	$13,880	$2,902	$9,288	$12,190
Diluted income per share	$0.04	$0.21	$0.25	$0.32	$0.12	$0.44	$0.10	$0.31	$0.41
Diluted weighted average common shares
outstanding	31,433	31,433	31,433	31,192	31,192	31,192	30,000	30,000	30,000

     In managing and reviewing our business performance, we exclude a number of items required by GAAP. Management believes that excluding these items mentioned below is useful in understanding trends and managing our operations. We believe it is useful for investors to understand the effects of these items on our total operating expenses.

     Deferred software revenue: Business combination accounting rules require us to account for the fair value of customer contracts assumed in connection with our acquisitions. In connection with the acquisition of eventIS Group B.V. on September 1, 2009, the book value of our deferred software revenue was reduced by approximately $5.3 million in the adjustment to fair value. Because these customer contracts may take up to 18 months to complete, our GAAP revenues subsequent to this acquisition do not reflect the full amount of software revenues on assumed customer contracts that would have otherwise been recorded by eventIS Group B.V. We believe this adjustment is useful to investors as a measure of the ongoing performance of our business because we have historically experienced high renewal rates on similar customer contracts, although we cannot be certain that customers will renew these contracts.

     Stock-based compensation expenses: We have excluded the effect of stock-based compensation and stock-based payroll expenses from our non-GAAP operating expenses and net income measures. Although stock-based compensation is a key incentive offered to our employees, we continue to evaluate our business performance excluding stock-based compensation expenses. Stock-based compensation expenses will recur in future periods.

     Amortization of intangible assets: We have excluded the effect of amortization of intangible assets from our non-GAAP operating expenses and net income measures. Amortization of intangibles is inconsistent in amount and frequency and is significantly affected by the timing and size of our acquisitions.

     Acquisition related and other expenses: We incurred significant expenses in connection with our acquisitions of eventIS Group B.V. and VividLogic, Inc. and also incurred certain other operating expenses, which we generally would not have otherwise incurred in the periods presented as a part of our continuing operations. Acquisition related and other expenses consist of transaction costs, costs for transitional employees, other acquired employee related costs, and integration related professional services.

     Restructuring: We incurred charges due to the restructuring of our business including severance charges and impairment charges related to capitalized software licenses, which we generally would not have otherwise incurred in the periods presented as part of our continuing operations.

Fiscal Year Ended January 31, 2010 Compared to the Fiscal Year Ended January 31, 2009

     The following table sets forth summarized consolidated financial information for each of the two fiscal years ended January 31, 2010 and 2009.

	Year Ended
	January 31,
	2010	2009
	(in thousands )
Revenues:
Products	$101,941	$117,372
Services	99,724	84,464
Total revenues	201,665	201,836
Costs and expenses:
Cost of product revenues	38,961	46,533
Cost of service revenues	59,451	52,007
Research and development	50,664	43,042
Selling and marketing	25,842	27,506
General and administrative	21,719	20,979
Amortization of intangibles	2,826	1,575
Income from operations	2,202	10,194
Other income, net	145	1,125
Income before income taxes and equity income in earnings of affiliates	2,347	11,319
Income tax expense	371	575
Equity loss in earnings of affiliates, net of tax	(653)	(770)
Net income	$1,323	$9,974

Revenues

     The following table summarizes information about the Company’s reportable segments for each of the two fiscal years ended January 31, 2010 and 2009.

	Fiscal Year Ended
	January 31,
	2010	2009	%
	(in thousands, except for percentage data)
Software revenues:
Product	$66,968	$78,397	-15%
Services	64,346	53,840	20%
Total Software revenues	$131,314	$132,237	-1%

Servers and Storage revenues:
Products	$34,974	$38,975	-10%
Services	15,583	14,665	6%
Total Servers and Storage revenues	$50,557	$53,640	-6%

Media Services Revenue:
Services	$19,794	$15,959	24%

Total consolidated revenue:
Product	$101,942	$117,372	-13%
Services	99,723	84,464	18%
Total consolidated revenues	$201,665	$201,836	0%

Product Revenue. Product revenue decreased 13% to $101.9 million in the fiscal year ended January 31, 2010 from $117.4 million in the fiscal year ended January 31, 2009. Product revenues from the Software segment accounted for 66% and 67% of the total product revenues in the years ended January 31, 2010 and 2009, respectively. The Servers and Storage segment accounted for 34% and 33% of total product revenues in the fiscal years ended January 31, 2010 and 2009, respectively. The decrease in product revenues between years is primarily due to lower Advertising Insertion and Broadcast product revenues which was attributable to weaker advertising revenues for our customers resulting in reduced capital spending for these products.

Service Revenue. Service revenues increased 18% to $99.7 million in the fiscal year ended January 31, 2010 from $84.5 million in the fiscal year ended January 31, 2009. Service revenue for the Software segment accounted for 65% and 64% of the total services revenue in the fiscal years ended January 31, 2010 and 2009, respectively. Servers and Storage services revenue accounted for 16% and 17% of total services revenue in the fiscal year ended January 31, 2010 and 2009, respectively, while Media Services revenue accounted for 19% of total services revenue for the fiscal years ended January 31, 2010 and 2009. The increase in Services revenues was primarily in our Software segment and was due to increased VOD support maintenance and professional services and the inclusion of five months of eventIS for fiscal 2010, and is also due to higher contract revenues in our Media Services segment.

     For the fiscal year ended January 31, 2010 and 2009, two customers each accounted for more than 10%, and collectively accounted for 39% and 43%, respectively, of our total revenues. Revenues from these customers were primarily in the Software and Servers and Storage segment. We believe that a significant amount of our revenues will continue to be derived from a limited number of customers.

     International products and services revenues accounted for approximately 35% or $71.6 million and 36% or $72.7 million of total revenues in the fiscal years ended January 31, 2010 and 2009, respectively. We expect that international products and services revenues will remain a significant portion of our business in the future. A majority of our international sales are made in United States dollars (USD), and for the fiscal years 2010 and 2009, approximately 67% and 78%, of international revenues were transacted in USD.

     Software Revenue. Revenues from our software segment decreased 1% to $131.3 million in the fiscal year ended January 31, 2010 from $132.2 million in the fiscal year ended January 31, 2009. The year over year decline in software product revenues was primarily due to significantly lower software licensing revenue from our Advertising Insertion products and our Broadcast software products due to the unfavorable advertising environment for our customers for those products as noted above. In addition, there were also two large nonrecurring orders during our fiscal 2009 for our VODlink and VOD hospitality software products. These decreases were partially offset by higher software licensing revenues of Axiom and higher VOD subscription revenue primarily from two large U.S. customers. In addition we had higher shipments of our VOD AdPulse software products primarily to Virgin Media.

     The 20% increase in service revenue for the Software segment was primarily due to higher VOD product maintenance revenues from a growing installed base of products, higher VOD software installation revenues and the inclusion of five months of eventIS for fiscal 2010.

     Servers and Storage Revenue. Revenues from the Server and Storage segment decreased 6% to $50.6 million for the fiscal year ended January 31, 2010 from $53.6 for the fiscal year ended January 31, 2009. The decrease in servers and storage product revenues of 10% compared to the previous year was due primarily to lower order driven Broadcast server revenue partially offset by higher increased shipments of VOD servers primarily to two large U.S. service providers, a large customer in Latin America and several customers in China. The 6% year over year increase in services revenue in the Servers and Storage segment is due to increased installation revenue for VOD server products year over year.

     Media Services Revenue. Revenues from Media Services increased 24% to $19.8 million in the year ended January 31, 2010 compared to the year ended January 31, 2009. The increase in revenue was due primarily to a full year’s impact of revenue from customers in Greece and Turkey for which we began to recognize revenue late in fiscal year 2009 and the recent contract wins during fiscal year with customers in France, Dubai and Cyprus.

     Product Gross Profit. Costs of product revenues consist primarily of the cost of purchased material components and subassemblies, labor and overhead relating to the final assembly and testing of complete systems and related expenses, and labor and overhead costs related to software development contracts. The gross profit percentage for products increased from 60% in the fiscal year ended January 31, 2009 to 62% in the fiscal year ended January 31, 2010. The year over year increase in product gross profit percentages between years was due mainly to higher margin VOD software products accounting for a greater portion of total product revenues combined with lower Broadcast server products revenues, which typically carry lower margins.

     Services Gross Profit. Cost of services revenues consist primarily of labor, materials and overhead relating to the installation, training, product maintenance and technical support, software development, project management and costs associated with providing media services. The service gross profit percentage increased 2% year over year due primarily to the inclusion of eventIS for five months of fiscal 2010.

     Software Gross Profit. Software segment gross margin was 61% and 58% in the years ended January 31, 2010 and 2009, respectively. The increase in product gross profit percentages between years is due mainly to a more favorable product mix of higher margin VOD software products and higher Software services maintenance revenue year over year with comparable headcount-related costs.

     Servers and Storage Gross Profit. Servers and Storage segment gross margin of 40% in the year ended January 31, 2010 was six points lower than in the year ended January 31, 2009 due to increased shipments of lower margin VOD servers due to lower product pricing for a large U.S. customer and lower service margins as a result of higher VOD server headcount-related costs to service the larger installed base of products.

     Media Services Gross Profit. Media Services segment gross margin of 17% in the year ended January 31, 2010 was two points higher than in the year ended January 31, 2009 due principally to absorbing all content processing in-house that was previously provided by a third party. This occurred during our second and third quarters of fiscal 2010 and we expect to receive the full year’s benefits in fiscal 2011.

     Research and Development. Research and development expenses consist primarily of the compensation of development personnel, depreciation of development and test equipment and an allocation of related facilities expenses. Research and development expenses were 25% and 21% of total revenues for fiscal year ended January 31, 2010 and 2009, respectively, and increased $7.6 million year over year. The increase year over year is primarily due to increased headcount costs related to the VOD and TV Navigator product lines, increased facilities-related expenses and five months of eventIS for fiscal 2010. We expect that total research and development expenses will increase in the fiscal year 2011 primarily due to a full year’s impact of the recent acquisitions of eventIS and VividLogic

     Selling and Marketing. Selling and marketing expenses consist primarily of compensation expenses, including sales commissions, travel expenses and certain promotional expenses. Selling and marketing expenses decreased 6% from $27.5 million or 14% of total revenues in the fiscal year ended January 31, 2009 to $25.8 million, or 13% of total revenues, in the fiscal year ended January 31, 2010. This decrease in total expenses is primarily due to lower compensation and benefits of $1.3 million, $800,000 of lower external commission and $300,000 in travel offset by the inclusion of five months of eventIS in fiscal 2010. We expect that in total selling and marketing expenses will increase in fiscal year 2011 as we will have a full year’s impact of the recent acquisition of eventIS.

     General and Administrative. General and administrative expenses consist primarily of the compensation of executive, finance, human resource and administrative personnel, legal and accounting services and an allocation of related facilities expenses. In the fiscal year ended January 31, 2010, general and administrative expenses of $21.7 million, or 11% of total revenues, increased 4% from $21.0 million, or 10% of total revenues, in the fiscal year ended January 31, 2009. General and administrative expenses increased primarily due to acquisition-related costs of $1.4 million and professional fees of $400,000 offset by lower compensation expense and benefits of $400,000 and bad debt expense of $700,000.

     Amortization of Intangibles. Amortization expense consists of the amortization of acquired intangible assets which are operating expenses and not considered costs of revenues. Amortization of intangible assets increased from $1.6 million in the fiscal year ended January 31, 2009 to $2.8 million in the fiscal year ended January 31, 2010 which included a full years impact of amortization expense for our Mobix intangible assets which were acquired in November 2008, and five months of amortization expense of eventIS intangible assets which were acquired on September 1, 2009. Amortization is also based on the future economic value of the related intangible assets which is generally higher in the earlier years of the assets’ lives. We expect amortization expense to increase as we include in fiscal 2011 the full year’s impact of the recent eventIS and VividLogic acquisitions.

     An additional $638,000 and $350,000 of amortization expense related to acquired technology was charged to cost of sales for the years ended January 31, 2010 and 2009, respectively.

     Other income (expense). The table below provides detail regarding our other income (expense):

	Fiscal Year ended
	January 31,
	2010	2009
	(in thousands)
Interest income	$763	$2,107
Interest expense	(156)	(57)
Foreign exchange (loss)	(572)	(951)
Gain on sale of fixed assets	22	-
Gain on sale of marketable securities	88	26
	$145	$1,125

     Interest Income. Interest income, net was $600,000 in the fiscal year ended January 31, 2010 and $2.1 million in the fiscal year ended January 31, 2009. The decrease in interest income is primarily due to the lower cash balance in fiscal 2010 compared to fiscal 2009 due to our recent acquisitions of eventIS and Mobix, the purchase of our London facility and lower prevailing interest rates earned on our marketable securities.

     Foreign exchange (loss). The decrease in foreign exchange losses was a result of the change in rates between the USD and foreign currencies during fiscal 2010 compared to fiscal 2009. In light of the high proportion of our international businesses, we expect the risk of any adverse movements in foreign currency exchange rates could have an impact on our results within the Consolidated Statements of Operations.

     Equity Loss in Earnings of Affiliates. Equity loss in earnings of affiliates was $653,000 in the fiscal year ended January 31, 2010 compared with $770,000 in equity loss in earnings of affiliates for fiscal year-ended January 31, 2009. The equity loss in earnings of affiliates consists of our 50% ownership share of On Demand Deutschland GmbH & Co. KG, our German joint venture, under the equity method of accounting.

     Income Tax Provision. Our effective tax rate and income tax provision for fiscal 2010 was 16% and $371,000 compared to an effective tax rate of 5% and $600,000 for the fiscal year ended January 31, 2009. The difference between the underlying effective tax rate for the year ended January 31, 2010 and the federal statutory rate of 35% is primarily due to income tax expense on foreign source pre-tax income generated at our international subsidiaries which carry lower tax rates. In addition, the Company tax rate decreased in the U.S. based on the benefit of releasing a portion of the valuation for the utilization of foreign tax credits and Federal research and development credits.

     At January 31, 2010 and 2009, we provided a valuation allowance for the full amount of U.S. net deferred tax assets due to the uncertainty of realization of those assets. We will continue to assess the need for the valuation allowance at each balance sheet date based on all available evidence. If we determine that we can realize some portion or all of the net deferred tax assets, the valuation allowance would be reversed and a corresponding increase in net income would be recognized during the period.

Fiscal Year Ended January 31, 2009 Compared to the Fiscal Year Ended January 31, 2008

     The following table sets forth summarized consolidated financial information for each of the two fiscal years ended January 31, 2009 and 2008.

	Year Ended
	January 31,
	2009	2008
	(in thousands)
Revenues:
Products	$117,372	$105,769
Services	84,464	74,124
Total revenues	201,836	179,893
Costs and expenses:
Cost of product revenues	46,533	52,464
Cost of service revenues	52,007	46,465
Research and development	43,042	42,699
Selling and marketing	27,506	23,073
General and administrative	20,979	20,240
Amortization of intangibles	1,575	2,952
Income (loss) from operations	10,194	(8,000)
Other income, net	1,125	1,884
Gain on sale of investment in affiliate	-	10,031
Income before income taxes and equity income in earnings of affiliates	11,319	3,915
Income tax expense	575	2,156
Equity (loss) income in earnings of affiliates, net of tax	(770)	1,143
Net income	$9,974	$2,902

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

     International products and services revenues accounted for approximately 36% or $72.7 million and 38% or $ 68.4 million of total revenues in the fiscal years ended January 31, 2009 and 2008, respectively. A majority of our international sales are made in United States dollars (USD), and for the fiscal years 2009 and 2008, approximately 78% and 74%, of international revenues were transacted in USD.

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

     The table below provides detail regarding our other expense (income) :

	Fiscal Year ended
	January 31,
	2009	2008
	(in thousands)
Interest income	$2,107	$1,981
Interest expense	(57)	(54)
Foreign exchange (loss)	(951)	-
Gain on sale of marketable securities	26	-
	$1,125	$1,927

     Interest Income, net. Interest income, net was $2.1 million in the fiscal year ended January 31, 2009 and $1.9 million in the fiscal year ended January 31, 2008. The increase in interest income is primarily due to the increase in average cash balance in fiscal 2009 compared to fiscal 2008.

     Foreign exchange (loss). The increase in foreign exchange losses was a result of the increased strength of the USD against the foreign currencies held by our subsidiaries in the second half of fiscal 2009 compared to fiscal 2008.

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

     Income Tax Provision. Our effective tax rate and income tax provision for fiscal 2009 was 5% and $600,000 respectively compared to an effective tax rate of 55% and $2.2 million respectively for the fiscal year ended January 31, 2008. The decrease in the effective tax rate was due to the reduction of our valuation allowance from the utilization in fiscal 2009 of a $1.4 million foreign tax credit attributable to the taxable gain from the sale of our equity investment in FilmFlex during fiscal 2008. In addition, the fiscal 2009 tax rate was also reduced for the entitlement and claim of the benefit for a refundable research and development credit of $300,000 as a result of the tax stimulus package passed by the U.S. Congress in 2008. For the fiscal year 2008, the income tax provision was primarily attributable to the taxable gains recorded for ODG’s transfer of assets to and the reimbursement of previously paid costs from On Demand Deutschland GmbH & Co. KG and taxable gain on the sale of our equity investment in FilmFlex.

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

Liquidity and Capital Resources

     Historically, we have financed our operations and capital expenditures primarily with the proceeds from sales of our common stock and cash flows generated from operations. During fiscal 2010, cash and marketable securities decreased by $35.8 million from $84.3 million at January 31, 2009 to $48.5 million at January 31, 2010, largely due to cash used for the acquisition of eventIS, and open market repurchases of our common stock, offset by cash provided by operations. Working capital decreased $28.6 million to $60.9 million at January 31, 2010 from $89.5 million at January 31, 2009. We believe that existing funds combined with available borrowings under our revolving line of credit and cash provided by future operating activities are adequate to satisfy our working capital, potential acquisitions, capital expenditure requirements and other contractual obligations for the foreseeable future, including at least the next 24 months.

     Our operating activities provided net cash of $8.6 million. Cash provided by operating activities was the result of the net income of $1.3 million and non-cash charges of $14.8 million which were primarily from depreciation and amortization, stock-based based compensation, charges for inventory valuation and accounts receivable allowance. These amounts were offset by increases to inventory, accounts receivable, and prepaid expenses, and lower accounts payable and accrued expenses. The increase in accounts receivable was primarily related to the timing of product shipped in the fourth quarter of fiscal 2010 compared to the fourth quarter of fiscal 2009. The decrease in accrued expenses was the result of lower performance-based compensation accruals.

     Our investing activities used $33.0 million of cash primarily due to cash payments aggregating $35.0 million, net of cash acquired, for our September 1, 2009 acquisition of eventIS, an earnout payment to the former shareholders of Mobix, additional cash invested in unconsolidated entities, and $8.4 million of capital expenditures. These amounts were offset by $10.7 million of net sales and maturities of marketable securities during the fiscal year.

     Our financing activities used $800,000 primarily due to the purchase of $2.8 million of the Company’s stock under the share repurchase program which was partially offset by proceeds from the issuance of common stock for the exercise of employee stock options and the employee stock purchase plan of $1.8 million.

Debt Instruments and Related Covenants

     The Company maintains a revolving line of credit with RBS Citizens (a subsidiary of the Royal Bank of Scotland Group plc) for $15.0 million which expires on October 31, 2010. Loans made under this revolving line of credit bear interest at a rate per annum equal to the bank’s prime rate. Borrowings under this line of credit are collateralized by substantially all of our assets. The loan agreement requires SeaChange to comply with certain financial covenants. On August 31, 2009, these financial covenants were amended to reflect the acquisition of eventIS. As of January 31, 2010, we were in compliance with the financial covenants and there were no amounts outstanding under the revolving line of credit.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

Contractual Obligations

     The following table reflects our current and contingent contractual obligations to make potential future payments as of January 31, 2010 (in thousands):

		Less than one	One to three	Three to five
	Total	year	years	years
	(in thousands)
Purchase obligations	$6,649	$6,429	$-	$-
Non-cancelable lease obligations	5,563	2,763	2,739	61
Contingent consideration	9,514	2,940	6,574	-
Foreign exchange contract	1,664	1,664	-	-
Total	$23,390	$13,796	$9,313	$61

     The purchase obligations include open, non-cancelable purchase commitments from our suppliers.

     The Company has excluded from the table above uncertain tax liabilities as defined by authoritative guidance due to the uncertainty of the amount and period of payment. As of January 31, 2010, the Company has gross unrecognized tax benefits of $7.6 million.

     On February 27, 2007, ODG, a wholly-owned subsidiary of SeaChange, entered into an agreement with Tele-Munchen Fernseh GmbH & Co. Produktionsgesellschaft (TMG) to create a joint venture named On Demand Deutschland GmbH & Co. KG. The related Shareholder’s Agreement requires ODG and TMG to provide cash contributions up to $4.2 million upon the request of the joint venture’s management and approval by the shareholders of the joint venture. To date the Company has contributed $1.2 million as required per the shareholders agreement.

     Under the share purchase agreement with the former shareholder of eventIS, on each of the first, second and third anniversaries of the closing date, the Company is obligated to make additional fixed payments of deferred purchase price, each such payment to be in an aggregate amount of $2.8 million with $1.7 million payable in cash and $1.1 million payable by the issuance of restricted shares of SeaChange common stock, which will vest in equal installments over three years starting on the first anniversary of the date of issuance. At the option of the former shareholder of eventIS, up to forty percent of this payment in Restricted Stock may be payable in cash. Under the earnout provisions of the share purchase agreement if certain performance goals are met over each of the three periods ending January 31, 2013, the Company will be obligated to make additional cash payments to the former shareholder of eventIS.

     At the closing of the VividLogic acquisition, the Company made a cash payment to the former shareholders of VividLogic of $12.0 million In addition, the VividLogic shareholders are entitled to $8.5 million in cash from available working capital of which $3.5 was paid at the closing. Of the remaining $5.0 million of estimated working capital adjustment to be paid in cash, $1.5 million will be paid on each of May 1, 2010 and August 1, 2010 and $2 million will be paid on the February 1, 2011. On each of the first, second and third anniversaries of the closing date, the Company is also obligated to make additional fixed payments of deferred purchase price of $1.0 million in cash. In addition, the Company may also be obligated to make earnout payments if certain performance goals are met over each of the three periods ending February 1, 2011, February 1, 2012 and February 1, 2013.

     We are occasionally required to post letters of credit, issued by a financial institution, to secure certain sales contracts. Letters of credit generally authorize the financial institution to make a payment to the beneficiary upon the satisfaction of a certain event or the failure to satisfy an obligation. The letters of credit are generally posted for one-year terms and are usually automatically renewed upon maturity until such time as we have satisfied the commitment secured by the letter of credit. We are obligated to reimburse the issuer only if the beneficiary collects on the letter of credit. We believe that it is unlikely we will be required to fund a claim under our outstanding letters of credit. As of January 31, 2010, the full amount of the letters of credit of $707,000 was supported by our credit facility.

Effects of Inflation

     Our management believes that financial results have not been significantly impacted by inflation and price changes.

Impact of Recently Adopted Accounting Guidance

     Business Combinations

     In December 2007, the Financial Accounting Standards Board (“FASB”) issued revised accounting guidance requiring the use of fair value, defined as “the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.” The new guidance also changes the method of applying the acquisition method in a number of significant aspects. Any change in the fair value of the acquisition-related consideration subsequent to the acquisition date, including changes from events after the acquisition date, such as changes in the estimate of the performance goals, will be recognized in earnings in the period the estimated fair value changes; acquisition costs will generally be expensed as incurred; noncontrolling interests will be valued at fair value at the acquisition date; in-process research and development will be recorded at fair value as an indefinite-lived intangible asset at the acquisition date; restructuring costs associated with a business combination will generally be expensed subsequent to the acquisition date; and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense. The new guidance amends Accounting for Income Taxes such that adjustments made to valuation allowances on deferred taxes and acquired tax contingencies associated with acquisitions that closed prior to the effective date of this guidance would also apply the provisions of this new guidance. The new guidance was effective for fiscal years beginning after December 15, 2008, and was adopted by the Company on February 1, 2009. See our Note 6 to Consolidated Financial Statements for disclosures relating to the acquisition of eventIS Group B.V. on September 1, 2009 and VividLogic, Inc on February 1, 2010.

     Measuring Liabilities at Fair Value

     In August 2009, the FASB issued an authoritative update to Fair Value Measurements and Disclosures. This update provides amendments to reduce potential ambiguity in financial reporting when measuring the fair value of liabilities. Among other provisions, this update provides clarification in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the valuation techniques described in the authoritative update. The update will become effective upon issuance for subsequent interim and annual periods. The Company adopted this standard on October 31, 2009. The Company has determined that the update had no impact on its financial condition or results of operations.

     Interim Disclosures about Fair Value of Financial Instruments

     In April 2009, the FASB issued new accounting guidance requiring additional disclosures about the fair value of financial instruments in interim as well as in annual financial statements. The Company adopted this standard on July 31, 2009.

Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly

     In April 2009, the FASB issued new accounting guidance providing guidelines for making fair value measurements more consistent with the principles presented in the Fair Value Measurements and Disclosures guidance. This new accounting guidance provides additional guidelines in determining whether a market is active or inactive, and whether a transaction is distressed, is applicable to all assets and liabilities (i.e. financial and nonfinancial). The Company adopted this standard on April 30, 2009.

Recent Accounting Guidance Not Yet Effective

Determining which Entity has a Controlling Financial Interest in a Variable Interest Equity

     In December 2009, the FASB amended authoritative guidance regarding the quantitative-based risks and rewards calculation for determining which reporting entity, if any, has a controlling financial interest in a variable interest entity with an approach focused on identifying which reporting entity has the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and (1) the obligation to absorb losses of the entity or (2) the right to receive benefits from the entity. An approach that is expected to be primarily qualitative will be more effective for identifying which reporting entity has a controlling financial interest in a variable interest entity. The amendments in this update also require additional disclosures about a reporting entity’s involvement in variable interest entities, which will enhance the information provided to users of financial statements. The update will become effective for the first annual period starting after November 15, 2009. This guidance will be adopted by the Company on a prospective basis beginning February 1, 2010. The Company is currently assessing the impact this amendment may have on its results of operations and financial position.

Revenue Recognition for Arrangements with Multiple Deliverables

     In September 2009, the Financial Accounting Standards Boards (“FASB”) amended the guidance for revenue recognition in multiple-element arrangements. It has been amended to remove from the scope of industry specific revenue accounting guidance for software and software related transactions, tangible products containing software components and non-software components that function together to deliver the product’s essential functionality. The guidance now requires an entity to provide updated guidance on whether multiple deliverables exist, how the deliverables in an arrangement should be separated and the consideration allocated, and allocates revenue in an arrangement using estimated selling prices of deliverables for these products if a vendor does not have vendor-specific objective evidence (“VSOE”) or third-party evidence of selling price. The guidance also eliminates the use of the residual method and requires an entity to allocate revenue using the relative selling price method for these products. The accounting changes summarized are effective for fiscal years beginning on or after June 15, 2010, with early adoption permitted. Adoption may either be on a prospective basis or by retrospective application. The Company is currently assessing the impact of these amendments on its accounting and reporting systems and processes; however, at this time the Company is unable to quantify the impact of their adoption on its financial statements or determine the timing and method of its adoption. The Company believes the impact of the new guidance on future multi-element arrangements may result in earlier recognition of revenue in future periods.

ITEM 7A. Quantitative and Qualitative Disclosures about Market Risk

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

Substantially all of our international product sales are payable in United States Dollars (USD) or in the case of our Media Services operations in the United Kingdom and eventIS in the Netherlands, payable in local currencies, providing a natural hedge for receipts and local payments. In light of the high proportion of our international businesses, we expect the risk of any adverse movements in foreign currency exchange rates could have an impact on our translated results within the Consolidated Statements of Operations. In addition, for the year ended January 31, 2010 the Company generated a foreign currency translation loss of $7.9 million which was recorded as accumulated other comprehensive gain increasing the Company’s equity section of the balance sheet over the prior year.

The Company has entered into a forward foreign currency exchange contract to manage exposure related to liabilities denominated in Euros. SeaChange does not enter into derivative financial instruments for trading purposes. At January 31, 2010, we had one forward contract to buy Euros totaling €1.2 million that settles on September 1, 2010. While SeaChange does not anticipate that near-term changes in exchange rates will have a material impact on its operating results, financial position and liquidity, a sudden and significant change in the value of foreign currencies could harm the Company’s operating results, financial position and liquidity.

The U.S. Dollar is the functional currency for a majority of our international subsidiaries. All foreign currency gains and losses are included in interest and other income, net, in the accompanying Consolidated Statements of Operations. In fiscal year 2010, the Company recorded approximately $572,000 in losses due to international subsidiary translations and cash settlements of revenues and expenses.

Interest Rate Risk

Exposure to market risk for changes in interest rates relates primarily to the Company’s investment portfolio of marketable debt securities of various issuers, types and maturities and to SeaChange’s borrowings under its bank line of credit facility. The Company does not use derivative instruments in its investment portfolio, and its investment portfolio only includes highly liquid instruments. Our cash and marketable securities include cash equivalents, which we consider to be investments purchased with original maturities of nine months or less. There is risk that losses could be incurred if the Company were to sell any of its securities prior to stated maturity. Given the short maturities and investment grade quality of the portfolio holdings at January 31, 2010, a sharp rise in interest rates should not have a material adverse impact on the fair value of our investment portfolio. Additionally, our long term marketable investments, which are carried at the lower of cost or market, have fixed interest rates, and therefore are subject to changes in fair value. At January 31, 2010, we had $2.1 million in short-term marketable securities and $8.7 million in long-term marketable securities.

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

     Our management assessed the effectiveness of our internal control over financial reporting as of January 31, 2010. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on our assessment, management concluded that, as of January 31, 2010, our internal control over financial reporting was effective based on those criteria.

     The effectiveness of our internal control over financial reporting as of January 31, 2010 has been audited by Grant Thornton LLP, our independent registered public accounting firm, as stated in their report which is included immediately below.

To the Board of Directors and Shareholders of SeaChange International, Inc.

We have audited SeaChange International, Inc. (a Delaware Corporation) and subsidiaries internal control over financial reporting as of January 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). SeaChange International, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on SeaChange International, Inc. and subsidiaries’ internal control over financial reporting based on our audit.

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

In our opinion, SeaChange International, Inc. and subsidiaries’ maintained, in all material respects, effective internal control over financial reporting as of January 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of SeaChange International, Inc. and subsidiaries as of January 31, 2010 and 2009, and the related consolidated statement of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the three years in the period ended January 31, 2010 and our report dated April 9, 2010 expressed an unqualified opinion.

/s/ Grant Thornton LLP

Boston, Massachusetts
April 9, 2010

(C) Changes in Internal Control over Financial Reporting

     As a result of the evaluation completed by management, and in which Messrs. Styslinger and Bisson participated, we have concluded that there were no changes during the fiscal quarter ended January 31, 2010 in our internal control over financial reporting, which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. Other Information

     None.

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance

     Information concerning the directors of SeaChange is hereby incorporated by reference from the information contained under the heading “Election of Directors” in SeaChange’s definitive proxy statement related to SeaChange’s Annual Meeting of Stockholders to be held on or about July 15, 2010 which will be filed with the Commission within 120 days after the close of the fiscal year (the “Definitive Proxy Statement”).

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

PART IV

ITEM 15. Exhibits and Financial Statement Schedules.

(a)(1) INDEX TO THE CONSOLIDATED FINANCIAL STATEMENTS

     The following Consolidated Financial Statements of the Registrant are filed as part of this Annual Report on Form 10-K:

(a)(2) INDEX TO FINANCIAL STATEMENT SCHEDULE

     The following Financial Statement Schedule of the Registrant is filed as part of this report:

Page
Schedule II—Valuation and Qualifying Accounts and Reserves	101

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

Dated: April 9, 2010

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

Signature	Title(s)	Date
/s/ WILLIAM C. STYSLINGER, III	Chief Executive Officer, Chairman	April 9, 2010
William C. Styslinger, III	of the Board and Director (Principal
Executive Officer)

/s/ KEVIN M. BISSON	Chief Financial Officer, Senior Vice	April 9, 2010
Kevin M. Bisson	President, Finance and Administration,
Treasurer and Secretary (Principal Financial
and Accounting Officer)

/s/ MARY PALERMO COTTON	Director	April 9, 2010
Mary Palermo Cotton

/s/ THOMAS F. OLSON	Director	April 9, 2010
Thomas F. Olson

/s/ CARLO SALVATORI	Director	April 9, 2010
Carlo Salvatori

/s/ CARMINE VONA	Director	April 9, 2010
Carmine Vona

/s/ REIJANE HUAI	Director	April 9, 2010
ReiJane Huai

EXHIBIT INDEX

Exhibit No.	Description
2.1	Share Purchase Agreement relating to the sale and purchase of the whole issued and to be issued share capital of Mobix Interactive Capital, dated as of November 14, 2008, by and among On Demand Group Limited and the other parties set forth on the signature pages thereto (filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K previously filed on November 25, 2008 with the Commission (File No. 000-21393) and incorporated herein by reference).

2.2	Agreement for the Entire Issued Share Capital of eventIS Group B.V. dated as of September 1, 2009 by and among Ventise Holding B.V., SeaChange B.V. and SeaChange International, Inc. (filed as Exhibit 2.1 to the Company’s Quarterly Report on 10-Q previously filed on September 8, 2009 (File No. 000-21393) and incorporated herein by reference).

2.3	Agreement and Plan of Merger, dated as of January 6, 2010, by and among SeaChange International, Inc., Vividlogic, Inc., Vulcan Acquisition, Inc. and Shiva Patibanda in the limited capacity of Stockholder Representative (filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K previously filed on January 8, 2010 with the Commission (File No. 000-21393) and incorporated herein by reference).

3.1	Amended and Restated Certificate of Incorporation of the Company (filed as Exhibit 3.3 to the Company’s Registration Statement on Form S-1 previously filed on November 4, 1996 with the Commission (File No. 333-12233) and incorporated herein by reference).

3.2	Certificate of Amendment, filed May 25, 2000 with the Secretary of State in the State of Delaware, to the Amended and Restated Certificate of Incorporation of the Company (filed as Exhibit 4.1 to the Company’s Quarterly Report on 10-Q previously filed on December 15, 2000 with the Commission (Filed No. 000-21393) and incorporated herein by reference).

3.3	Amended and Restated By-laws of the Company (filed as Exhibit 3.5 to the Company’s Registration Statement on Form S-1 previously filed on November 4, 1996 with the Commission (File No. 333-12233) and incorporated herein by reference).

4.1	Specimen certificate representing the Common Stock (filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-1 previously filed on November 4, 1996 with the Commission (File No. 333-12233) and incorporated herein by reference).

4.2	Amended and Restated Certificate of Incorporation of the Company (filed as Exhibit 3.3 to the Company’s Registration Statement on Form S-1 previously filed on November 4, 1996 with the Commission (File No. 333-12233) and incorporated herein by reference).

4.3	Certificate of Amendment, filed May 25, 2000 with the Secretary of State in the State of Delaware, to the Amended and Restated Certificate of Incorporation of the Company (filed as Exhibit 4.2 to the Company’s registration statement on Form S-3 previously filed on December 6, 2000 with the Commission (Filed No. 333-51386) and incorporated herein by reference).

10.1	Amended and Restated 2005 Equity Compensation and Incentive Plan (filed as Appendix A to the Company’s Proxy Statement on Schedule 14A previously filed May 25, 2007 with the Commission (File No. 000-21393) and incorporated herein by reference).

10.2	Form of Restricted Stock Unit Agreement pursuant to the Company’s 2005 Equity Compensation and Incentive Plan (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K previously filed December 14, 2005 with the Commission (File No. 000-21393) and incorporated herein by reference).

Exhibit No.	Description
10.3	Form of Incentive Stock Option Agreement pursuant to the Company’s 2005 Equity Compensation and Incentive Plan (filed as Exhibit 10.3 to the Company’s Annual Report on Form 10-K previously filed on April 17, 2006 with the Commission (File No. 000-21393) and incorporated herein by reference).

10.4	Form of Non-Qualified Stock Option Agreement pursuant to the Company’s 2005 Equity Compensation and Incentive Plan (filed as Exhibit 10.4 to the Company’s Annual Report on Form 10-K previously filed on April 17, 2006 with the Commission (File No. 000-21393) and incorporated herein by reference).

10.5	Amended and Restated 1995 Stock Option Plan (filed as Annex B to the Company’s Proxy Statement on Form 14a previously filed on May 31, 2001 with the Commission (File No. 000-21393) and incorporated herein by reference).

10.6	Form of Incentive Stock Option Agreement pursuant to SeaChange’s Amended and Restated 1995 Stock Option Plan (filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on October 6, 2004 with the Commission (File No. 000-21393) and incorporated herein by reference).

10.7	Form of Non-Qualified Stock Option Agreement pursuant to SeaChange’s Amended and Restated 1995 Stock Option Plan (filed as Exhibit 99.2 to the Company’s Current Report on Form 8-K filed on October 6, 2004 with the Commission (File No. 000-21393) and incorporated herein by reference).

10.8	1996 Non-Employee Director Stock Option Plan (filed as Exhibit 10.2 to the Company’s Registration Statement on Form S-1 previously filed on November 4, 1996 with the Commission (File No. 333-12233) and incorporated herein by reference).

10.9	Third Amended and Restated 1996 Employee Stock Purchase Plan of the Company (filed as Appendix A to the Company’s Definitive Proxy Statement filed on Schedule 14A previously filed on May 30, 2008 with the Commission (File No. 000-21393) and incorporated herein by reference).

10.10	Loan and Security Agreement, dated as of October 22, 2001, by and between Citizens Bank of Massachusetts and the Company (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q previously filed on December 13, 2001 with the Commission (File No. 000-21393) and incorporated herein by reference).

10.11	Amendment No. 1, dated as of June 14, 2002, by and between the Company and Citizen’s Bank of Massachusetts, to that certain Loan and Security Agreement, dated as of October 22, 2001, by and between the Company and Citizen’s Bank of Massachusetts (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q previously filed on September 13, 2002 with the Commission (File No. 000-21393) and incorporated herein by reference).

10.12	Amendment No. 2, dated as of April 21, 2003, between the Company and Citizen’s Bank of Massachusetts, to that certain Loan and Security Agreement, dated as of October 22, 2001 by and between the Company and Citizen’s Bank of Massachusetts (filed as Exhibit 10.7 to the Company’s Annual Report on Form 10-K previously filed on May 1, 2003 with the Commission (File No. 000-21393) and incorporated herein by reference).

10.13	Amendment No. 3, dated as of December 1, 2003, between the Company and Citizens Bank of Massachusetts, to that certain Loan and Security Agreement, dated as of October 22, 2001 by and between the Company and Citizens Bank of Massachusetts (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on December 15, 2003 with the Commission (File No. 000-21393) and incorporated herein by reference).

Exhibit No.	Description
10.14	Amendment No. 8, dated as of April 14, 2006, between the Company and Citizens Bank of Massachusetts, to that certain Loan and Security Agreement, dated as of October 22, 2001, by and between the Company and Citizens Bank of Massachusetts (filed as Exhibit 10.15 to the Company’s Annual Report on Form 10-K previously filed on April 17, 2006 with the Commission (File No. 000-21393) and incorporated herein by reference).

10.15	Amendment No. 12, dated as of August 17, 2007, between the Company and Citizens Bank of Massachusetts, to that certain Loan and Security Agreement, dated as of October 22, 2001, by and between the Company and Citizens Bank of Massachusetts (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q previously filed on April 17, 2006 with the Commission (File No. 000-21393) and incorporated herein by reference).

10.16	Amendment No. 14, dated as of October 31, 2008, between the Company and RBS Citizens, to that certain Loan and Security Agreement, dated as of October 22, 2001, by and between the Company and RBS Citizens (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q previously filed December 8, 2008 with the Commission (File No. 000-21393) and incorporated herein by reference).

10.17	License Agreement dated May 30, 1996 between Summit Software Systems, Inc. and the Company (filed as Exhibit 10.7 to the Company’s Registration Statement on Form S-1 previously filed on November 4, 1996 with the Commission (File No. 333-12233) and incorporated herein by reference).

10.18	Amended and Restated Change-in-Control Severance Agreement, dated as of December 21, 2009, by and between the Company and Kevin Bisson (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K previously filed December 21, 2009 with the Commission (File No. 000-21393) and incorporated herein by reference).

10.19	Amended and Restated Change-in-Control Severance Agreement, dated as of December 21, 2009, by and between SeaChange and Steven M. Davi (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K previously filed December 21, 2009 with the Commission (File No. 000-21393) and incorporated herein by reference).

10.20	Amended and Restated Change-in-Control Severance Agreement, dated as of December 21, 2009, by and between the Company and Ira Goldfarb (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on December 21, 2009 with the Commission (File No. 000-21393) and incorporated herein by reference).

10.21	Amended and Restated Change-in-Control Severance Agreement, dated as of December 21, 2009, by and between SeaChange and Yvette Kanouff (filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K previously filed December 21, 2009 with the Commission (File No. 000-21393) and incorporated herein by reference).

10.22	Amended and Restated Change-in-Control Severance Agreement, dated as of December 21, 2009, by and between the Company and Bruce Mann (filed as Exhibit 10.6 to the Company’s Current Report on Form 8-K previously filed December 21, 2009 with the Commission (File No. 000-21393) and incorporated herein by reference).

10.23	Amended and Restated Change-in-Control Severance Agreement, dated as of December 21, 2009, by and between the Company and William C. Styslinger, III (filed as Exhibit 10.7 to the Company’s Current Report on Form 8-K previously filed December 21, 2009 with the Commission (File No. 000-21393) and incorporated herein by reference).

Exhibit No.	Description
10.24	Executive Services Agreement, dated as of September 23, 2005, by and between On Demand Management Limited and Anthony Kelly (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K previously filed September 29, 2005 with the Commission (File No. 000-21393) and incorporated herein by reference).

10.25	Separation Agreement and General Release, dated as of March 10, 2010, by and between SeaChange International, Inc. and Ed Dunbar (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K previously filed on March 12, 2010 with the Commission (File No. 000-21393) and incorporated herein by reference).

21.1*	List of Subsidiaries of the Registrant.

23.1*	Consent of Grant Thornton LLP.

24.1	Power of Attorney (included on signature page).

31.1*	Certification Pursuant to Rule 13a-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification Pursuant to Rule 13a-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
____________________

*	Provided herewith.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of SeaChange International, Inc.

We have audited the accompanying consolidated balance sheets of SeaChange International, Inc. (a Delaware corporation) and subsidiaries (collectively the “Company”) as of January 31, 2010 and 2009, and the related consolidated statements of operations, stockholders' equity and comprehensive income (loss), and cash flows for each of the three years in the period ended January 31, 2010. Our audits of the basic financial statements included the financial statement schedule listed in the index appearing under Item 15 (a) (2). These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of SeaChange International, Inc. and subsidiaries as of January 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended January 31, 2010, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), SeaChange International, Inc. and subsidiaries internal control over financial reporting as of January 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated April 9, 2010 expressed an unqualified opinion thereon.

/s/ Grant Thornton LLP

Boston, Massachusetts
April 9, 2010

SEACHANGE INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEET
(in thousands, except share data)

	January 31,	January 31,
	2010	2009
Assets
Current assets:
Cash and cash equivalents	$37,647	$62,458
Restricted cash	73	1,431
Marketable securities	2,114	9,447
Accounts receivable, net of allowance for doubtful accounts of $852 in 2010
and $853 in 2009, respectively	50,337	41,513
Unbilled receivables	3,941	4,595
Inventories, net	17,830	17,251
Prepaid expenses and other current assets	7,253	3,902
Deferred tax asset	2,474	217
Total current assets	121,669	140,814
Property and equipment, net	39,682	35,217
Marketable securities, long-term	8,688	12,415
Investments in affiliates	13,697	13,043
Intangible assets, net	26,264	4,621
Goodwill	55,876	27,422
Other assets	1,271	451
Total assets	$267,147	$233,983
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$10,371	$11,951
Other accrued expenses	11,174	10,974
Customer deposits	4,279	1,966
Deferred revenues	34,158	26,237
Deferred tax liabilities	800	137
Total current liabilities	60,782	51,265
Deferred revenue, long-term	12,635	6,737
Other liabilities, long-term	6,574	—
Distribution and losses in excess of investment	1,469	1,745
Deferred tax liabilities and taxes payable, long-term	7,765	2,000
Total liabilities	89,225	61,747

Commitments and contingencies (Note 10)
Stockholders Equity:
Convertible preferred stock, $0.01 par value, 5,000,000 shares authorized,
none issued or outstanding	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized; 32,563,063 and
31,822,838 shares issued; 31,216,267 and 30,949,457	326	318
respectively
Additional paid-in capital	211,504	206,411
Treasury stock, at cost 1,346,796 and 873,381 common shares , respectively	(8,757)	(5,989)
Accumulated deficit	(17,450)	(18,773)
Accumulated other comprehensive (loss) income	(7,701)	(9,731)
Total stockholders’ equity	177,922	172,236
Total liabilities and stockholders’ equity	$267,147	$233,983

The accompanying notes are an integral part of these consolidated financial statements.

SEACHANGE INTERNATIONAL, INC.
CONSOLIDATED STATEMENT OF OPERATIONS
(in thousands, except per share data)

	Fiscal Year ended January 31,
	2010	2009	2008
Revenues:
Products	$101,941	$117,372	$105,769
Services	99,724	84,464	74,124
Total revenues	201,665	201,836	179,893
Cost of revenues:
Products	38,961	46,533	52,464
Services	59,451	52,007	46,465
Total cost of revenues	98,412	98,540	98,929
Gross profit	103,253	103,296	80,964
Operating expenses:
Research and development	50,664	43,042	42,699
Selling and marketing	25,842	27,506	23,073
General and administrative	21,719	20,979	20,240
Amortization of intangibles	2,826	1,575	2,952
Total operating expenses	101,051	93,102	88,964
Income (loss) from operations	2,202	10,194	(8,000)
Interest income	763	2,107	1,981
Interest expense	(156)	(57)	(54)
Other expense, net	(462)	(925)	(43)
Gain on sale of investment in affiliate	-	-	10,031
Income before income taxes and equity loss in earnings
of affiliates	2,347	11,319	3,915
Income tax expense	371	575	2,156
Equity (loss) income in earnings of affiliates, net of tax	(653)	(770)	1,143
Net income	$1,323	$9,974	$2,902
Earnings per Share:
Basic income per share	$0.04	$0.32	$0.10
Diluted income per share	$0.04	$0.32	$0.10
Weighted average common shares outstanding:
Basic	30,860	30,724	29,634
Diluted	31,433	31,192	30,000

The accompanying notes are an integral part of these consolidated financial statements.

SEACHANGE INTERNATIONAL, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY AND COMPREHENSIVE INCOME (LOSS)
(in thousands, except per share data)

					Accumulated other
					comprehensive		Treasury
	Common Stock				income(loss)		Stock
	Number		Additional		Cumulative	Unrealized	Number		Total
	of	Par	paid-in	Accumulated	translation	gain/loss on	of		Stockholders'	Comprehensive
	shares	value	capital	Deficit	adjustment	investments	shares	Amount	Equity	income (loss)
Balance January 31, 2007	29,384,887	$293	$184,976	$(31,649)	$1,588	$(13)	(39,784)	$-	$155,195
Issuance of common stock
pursuant to exercise of stock options	189,623	2	1,120	-			-	-	1,122
Issuance of common stock in connection
with the employee stock purchase plan	245,535	3	1,554	-			-	-	1,557
Issuance of common stock pursuant to
vesting of restricted stock units	124,050	1	(1)	-			-	-	-
Stock-based compensation expense	-	-	3,978	-			-	-	3,978
Change in fair value on
marketable securities, net of tax	-	-	-	-		449	-	-	449	$449
Translation adjustment	-	-	-	-	199		-	-	199	199
Net income	-	-	-	2,902			-	-	2,902	2,902
Comprehensive income										$3,550
Balance at January 31, 2008	29,944,095	299	191,627	(28,747)	1,787	436	(39,784)	-	165,402
Issuance of common stock
pursuant to exercise of stock options	223,006	4	1,176	-			-	-	1,180
Issuance of common stock in connection
with the employee stock purchase plan	236,707	3	1,560	-			-	-	1,563
Issuance of common stock pursuant to
vesting of restricted stock units	287,642	1	-	-			-	-	1
Issuance of common stock pursuant to
third earnout for ODG acquisition	1,131,388	11	8,094	-			-	-	8,105
Stock-based compensation expense	-	-	3,954	-			-	-	3,954
Purchase of treasury shares							(833,597)	(5,989)	(5,989)
Change in fair value on
marketable securities, net of tax	-	-	-	-		23	-	-	23	$23
Translation adjustment	-	-	-	-	(11,977)		-	-	(11,977)	(11,977)
Net income	-	-	-	9,974			-	-	9,974	9,974
Comprehensive loss										$(1,980)
Balance at January 31, 2009	31,822,838	318	206,411	(18,773)	(10,190)	459	(873,381)	(5,989)	172,236
Issuance of common stock
pursuant to exercise of stock options	47,805	1	483	-	-		-	-	484
Issuance of common stock in connection
with the employee stock purchase plan	282,889	3	1,510	-	-	-	-	-	1,513
Issuance of common stock pursuant to
vesting of restricted stock units	409,531	4	(4)	-	-	-	-	-	-
Stock-based compensation expense	-	-	3,104	-	-	-	-	-	3,104
Purchase of treasury shares					-	-	(473,415)	(2,768)	(2,768)
Change in fair value on
marketable securities, net of tax	-	-	-	-	-	(262)	-	-	(262)	$(262)
Translation adjustment	-	-	-	-	2,292	-	-	-	2,292	2,292
Net income	-	-	-	1,323	-	-	-	-	1,323	1,323
Comprehensive income										$3,353
Balance at January 31, 2010	32,563,063	$326	$211,504	$(17,450)	$(7,898)	$197	(1,346,796)	$(8,757)	$177,922

The accompanying notes are an integral part of these consolidated financial statements.

SEACHANGE INTERNATIONAL, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(in thousands)

	Year ended January 31,
	2010	2009	2008
Cash flows from operating activities:
Net income	$1,323	$9,974	$2,902
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	7,995	7,216	7,892
Amortization of intangibles and capitalized software	3,461	2,025	4,205
Impairment of capitalized software	-	-	4,056
Inventory valuation charge	585	1,085	2,130
Provision for doubtful accounts receivable	75	761	486
Discounts earned and amortization of premiums on marketable securities	110	22	(14)
Equity loss (income) in earnings of affiliates	654	770	(1,143)
Gain on sale of investment in affiliate	-	-	(10,031)
Stock-based compensation expense	3,105	3,954	3,978
Deferred income taxes	(1,210)	(124)	(1,021)
Excess tax benefit related to share based compensation expense	(159)	-	-
Changes in operating assets and liabilities:
Accounts receivable	(4,380)	(15,524)	54
Unbilled receivables	654	2,772	(1,805)
Inventories	(3,926)	(7,509)	2,981
Prepaid expenses and other assets	(3,657)	(1,508)	547
Accounts payable	(3,048)	2,672	(355)
Accrued expenses	(3,232)	331	4,568
Customer deposits	2,313	707	(757)
Deferred revenues	7,901	13,946	(2,705)
Other	35	92	104
Net cash provided by operating activities	8,599	21,662	16,072
Cash flows from investing activities:
Purchases of property and equipment	(8,355)	(12,948)	(5,768)
Proceeds from sale of property and equipment	-	-	468
Purchases of marketable securities	(43,402)	(57,063)	(32,109)
Proceeds from sale and maturity of marketable securities	54,091	59,740	32,150
Acquisition of businesses and payment of contingent consideration, net of cash acquired	(35,019)	(3,204)	(154)
Investments in affiliates	(1,824)	(43)	-
Capital distribution from investment in affiliate	-	-	880
Proceeds from sale of investment in affiliate	-	-	18,187
(Deposit) release of restricted cash	1,512	(1,500)	-
Net cash (used in) provided by investing activities	(32,997)	(15,018)	13,654
Cash flows from financing activities:
Purchase of treasury stock	(2,768)	(5,989)	-
Proceeds from issuance of common stock relating to the stock plans	1,838	2,743	2,679
Excess tax benefit related to share based compensation expense	159	-	-
Net cash (used in) provided by financing activities	(771)	(3,246)	2,679
Effect of exchange rates on cash	358	(4,299)	(225)
Net (decrease) increase in cash and cash equivalents	(24,811)	(901)	32,180
Cash and cash equivalents, beginning of period	62,458	63,359	31,179
Cash and cash equivalents, end of period	$37,647	$62,458	$63,359
Supplemental disclosure of cash flow information:
Income taxes paid	$554	$1,267	$709
Interest paid	41	38	43
Supplemental disclosure of non-cash activities:
Transfer of items originally classified as inventories to equipment	2,841	3,488	1,589
Issuance of equity for ODG contingent consideration	-	8,105	-
Conversion of accounts receivable to equity related to investment in affiliate	-	332	-

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

     Principles of Consolidation

     The Company consolidates the financial statements of its wholly-owned subsidiaries and all intercompany accounts are eliminated in consolidation. SeaChange also holds minority investments in the capital stock of certain private companies having product offerings or customer relationships that have strategic importance. The Company evaluates its equity and debt investments and other contractual relationships with affiliate companies in order to determine whether the guidelines regarding the consolidation of variable interest entities (“VIE”) should be applied in the financial statements. Consolidation guidelines address consolidation by business enterprises of variable interest entities that possess certain characteristics. A variable interest entity is defined as an entity in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support. The primary beneficiary is required to consolidate the financial position and results of the VIE. The Company has concluded that it is not the primary beneficiary for any variable interest entities during the fiscal year ended January 31, 2010.

     Equity Investments

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

     The Company periodically reviews indicators of the fair value of its investments in affiliates in order to assess whether available facts or circumstances, both internally and externally, may suggest an other than temporary decline in the value of the investment. The carrying value of an investment in an affiliate may be affected by the affiliate’s ability to obtain adequate funding and execute its business plans, general market conditions, industry considerations specific to the affiliate’s business, and other factors. The inability of an affiliate to obtain future funding or successfully execute its business plan could adversely affect the Company’s equity earnings of the affiliate in the periods affected by those events. Future adverse changes in market conditions or poor operating results of the affiliates could result in equity losses or an inability to recover the carrying value of the investments in affiliates that may not be reflected in an investment’s current carrying value, thereby possibly requiring an impairment charge in the future. The Company records an impairment charge when it believes an investment has experienced a decline in value that is other-than-temporary.

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

     Service revenue from content processing provided to the Company’s customers is recognized when services are provided, based on contracted rates. Upfront fees received for services are recognized ratably over the period earned, whichever is the longer of the contract term or the estimated customer relationship.

     Any taxes assessed by a governmental authority related to revenue-producing transactions (e.g. sales or value-added taxes) are reported on a net basis and excluded from revenues.

     Concentration of Credit Risk and Major Customers

     Financial instruments which potentially expose SeaChange to concentrations of credit risk include cash equivalents, investments in treasury bills, certificates of deposits and commercial paper, trade accounts receivable, accounts payable and accrued liabilities. The Company restricts its cash equivalents and investments in marketable securities to repurchase agreements with major banks and U.S. government and corporate securities which are subject to minimal credit and market risk.

     For trade accounts receivable, SeaChange evaluates customers’ financial condition, requires advance payments from certain of its customers and maintains reserves for potential credit losses. The Company performs ongoing credit evaluations of customers’ financial condition but generally does not require collateral. For some international customers, SeaChange requires an irrevocable letter of credit to be issued by the customer before the purchase order is accepted. The Company monitors payments from customers and assesses any collection issues. The Company maintains allowances for specific doubtful accounts and other risk categories of accounts based on estimates of losses resulting from the inability of the Company’s customers to make required payments and records these allowances as a charge to general and administrative expenses. SeaChange bases its allowances for doubtful accounts on historical collections and write-off experience, current trends, credit assessments, and other analysis of specific customer situations. At January 31, 2010 and 2009, SeaChange had an allowance for doubtful accounts of $852,000 and $853,000, respectively, to provide for potential credit losses. At January 31, 2010, three separate customers accounted for 23%, 16%, and 11%, respectively, of SeaChange’s gross accounts receivable balance. At January 31, 2009, two separate customers accounted for 27% and 14%, respectively, of SeaChange’s gross accounts receivable balance.

     Cash Equivalents and Marketable Securities

     SeaChange accounts for investments in accordance with authoritative guidance that defines investment classifications. The Company determines the appropriate classification of debt securities at the time of purchase and reevaluates such designation as of each balance sheet date. SeaChange’s investment portfolio consists of money market funds, corporate debt investments, asset-backed securities, government-sponsored enterprises, and state and municipal obligations. All highly liquid investments with an original maturity of three months or less when purchased are considered to be cash equivalents. All cash equivalents are carried at cost, which approximates fair value. SeaChange’s marketable securities are classified as available-for-sale and are reported at fair value with unrealized gains and losses, net of tax, reported in stockholders’ equity as a component of accumulated other comprehensive income or loss. The amortization of premiums and accretions of discounts to maturity are computed under the effective interest method and are included in interest income. Interest on securities is recorded as earned and is also included in interest income. Any realized gains or losses would be shown in the accompanying consolidated statements of operations in other income or expense.

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

     Inventory Valuation

     Inventories are stated at the lower of cost or net realizable value. Cost is determined using the first-in, first-out (FIFO) method. Inventories consist primarily of components and subassemblies and finished products held for sale. The values of inventories are reviewed quarterly to determine that the carrying value is stated at the lower of cost or net realizable value. SeaChange records charges to reduce inventory to its net realizable value when impairment is identified through the quarterly review process. The obsolescence evaluation is based upon assumptions and estimates about future demand, or possible alternative uses and involves significant judgments. For the years ended January 31, 2010, 2009 and 2008, the Company recorded inventory write-downs of $569,000, $1.0 million, and $2.1 million, respectively.

     Property and Equipment

     Property and equipment consists of land and buildings, office and computer equipment, leasehold improvements, demonstration equipment, deployed assets and spare components and assemblies used to service SeaChange’s installed base.

     Demonstration equipment consists of systems manufactured by SeaChange for use in marketing and selling activities. Property and equipment are recorded at cost and depreciated over their estimated useful lives. Leasehold improvements are amortized over the shorter of their estimated useful lives or the term of the respective leases using the straight-line method. Deployed assets consist of movie systems owned and manufactured by SeaChange that are installed in a hotel environment. Deployed assets are depreciated over the life of the related service agreements. Capitalized service and spare components are depreciated over the estimated useful lives using the straight-line method. Maintenance and repair costs are expensed as incurred. Upon retirement or sale, the cost of the assets disposed of, and the related accumulated depreciation, are removed from the accounts, and any resulting gain or loss is included in the determination of net income.

     Goodwill and Long-Lived Assets

     The Company recognizes the excess of the purchase price over the fair value of the net tangible and intangible assets acquired as goodwill. At the time of acquisition, goodwill is assigned to the operating segment as the applicable reporting unit for the goodwill impairment review. Goodwill is not amortized, but is evaluated for impairment, at the reporting unit level, annually in the third fiscal quarter. Goodwill of a reporting unit also is tested for impairment on an interim basis in addition to the annual evaluation if an event occurs or circumstances change such as declines in sales, earnings or cash flows, decline in the Company’s stock price, or material adverse changes in the business climate, which would more likely than not reduce the fair value of a reporting unit below its carrying amount. The process of evaluating goodwill for impairment requires several judgments and assumptions to be made to determine the fair value of the reporting units, including the method used to determine fair value, discount rates, expected levels of cash flows, revenues and earnings, and the selection of comparable companies used to develop market based assumptions.

     The Company accounts for business acquisitions in accordance with authoritative guidance which determines and records the fair values of assets acquired, liabilities, contractual contingencies and contingent consideration assumed as of the dates of acquisition. The purchase price allocation process requires management to make significant estimates and assumptions, especially at the acquisition date with respect to intangible assets and estimated contingent consideration payments.

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

     Intangible assets consist of customer contracts, completed technology, in-process research and development, non-competition agreements, patents and trademarks and are respectively assigned to the operating segments. The intangible assets are amortized to cost of sales and operating expenses, as appropriate, on a straight-line or accelerated basis in order to reflect the period that the assets will be consumed. In-process research and development assets as of the acquisition date are recorded as indefinite-lived intangible assets and are subject to impairment testing at least annually. The useful life of the intangible asset recognized will be reconsidered if and when in-process research and development project is completed or abandoned.

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

     During fiscal 2008, the Company determined that purchased capitalized software licenses that were classified as Other assets on the Company’s Consolidated Balance Sheets was impaired, resulting in a reduction to Other assets of $4.1 million and a corresponding increase to Cost of revenues on the Company’s Consolidated Statement of Operations for the year ended January 31, 2008. The Company concluded that three separate capitalized software licenses that were purchased for eventual use in current and future products of the Company were impaired based on its determination that triggering events had occurred during fiscal 2008 that warranted consideration of an impairment of long-lived assets. The Company abandoned plans to use the capitalized software licenses in any new or existing Company products during fiscal 2008. With no identified future cash flows to substantiate further capitalization of these software licenses, the Company determined these assets to be impaired during the fiscal year ended January 31, 2008.

     Amortization expense is recorded over the period of economic consumption or the life of the agreement, whichever results in the higher expense, starting with the first shipment of the product to a customer. Amortization expense charged to cost of sales was $638,000, $100,000 and $4.8 million for the fiscal years ended January 31, 2010, 2009 and 2008, respectively. Of the $4.8 million fiscal year 2008 amortization, $4.1 million includes accelerated amortization taken in the second quarter to align the recognition of amortization expense with the remaining economic life of the purchased software.

     Income Taxes

     Accounting for Income Taxes. As part of the process of preparing the Company’s financial statements, the Company is required to estimate its provision for income taxes in each of the jurisdictions in which it operates. This process involves estimating its actual current tax exposure, including assessing the risks associated with tax audits, together with assessing temporary differences resulting from the different treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within the Company’s balance sheet.

     Deferred income tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective income tax bases, and operating loss and tax credit carryforwards. The Company evaluates the weight of all available evidence to determine whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The Company will record a valuation allowance if the likelihood of realization of the deferred tax assets in the future is reduced based on an evaluation of objective verifiable evidence. Significant management judgment is required in determining its income tax provision, its deferred tax assets and liabilities and any valuation allowance recorded against its deferred tax assets. The Company has established a valuation allowance against its United States deferred tax assets due to indications that they may not be fully realized. The amount of the deferred tax asset considered realizable is subject to change based on future events, including generating sufficient pre-tax income in future periods. In the event that actual results differ from these estimates, the Company’s provision for income taxes could be materially impacted. SeaChange does not provide for U.S. federal and state income taxes on the undistributed earnings of its non-U.S. subsidiaries that are considered indefinitely reinvested in the operations outside the U.S.

     Authoritative guidance as it relates to income tax liabilities states that the minimum threshold a tax position is required to meet before being recognized in the financial statements is “more likely than not” (i.e., a likelihood of occurrence greater than fifty percent). The recognition threshold is met when an entity concludes that a tax position, based solely on its technical merits, is more likely than not to be sustained upon examination by the relevant taxing authority. Those tax positions failing to qualify for initial recognition are recognized in the first interim period in which they meet the more likely than not standard, or are resolved through negotiation or litigation with the taxing authority, or upon expiration of the statute of limitations. Derecognition of a tax position that was previously recognized occurs when an entity subsequently determines that a tax position no longer meets the more likely than not threshold of being sustained.

     The Company files annual income tax returns in multiple taxing jurisdictions around the world. A number of years may elapse before an uncertain tax position is audited and finally resolved. While it is often difficult to predict the final outcome or the timing of resolution of any particular uncertain tax position, the Company believes that its reserves for income taxes reflect the most likely outcome. The Company adjusts these reserves as well as the related interest and penalties, in light of changing facts and circumstances. If its estimate of tax liabilities proves to be less than the ultimate assessment, a further charge to expense would result. If payment of these amounts ultimately proves to be unnecessary, the reversal of the liabilities would result in tax benefits being recognized in the period when the Company determines the liabilities are no longer necessary. The changes in estimate could have a material impact on the Company’s financial position and operating results. In addition, settlement of any particular position could have a material and adverse effect on the Company’s cash flows and financial position.

     Share-based Compensation.

     The Company accounts for all employee and non-employee director stock-based compensation awards using the authoritative guidance regarding share based payments. The Company has continued to use the Black-Scholes pricing model as the most appropriate method for determining the estimated fair value of all applicable awards. Determining the appropriate fair value model and calculating the fair value of share-based payment awards requires the input of highly subjective assumptions, including the expected life of the share-based payment awards and stock price volatility. Management estimated the volatility based on the historical volatility of the Company’s stock. The assumptions used in calculating the fair value of share-based payment awards represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management’s judgment. As a result, if circumstances change and the Company uses different assumptions, the Company’s share-based compensation expense could be materially different in the future. In addition, the Company is required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. If the Company’s actual forfeiture rate is materially different from its estimate, the share-based compensation expense could be significantly different from what it has recorded in the current period. The estimated fair value of SeaChange’s stock-based options and performance-based restricted stock units, less expected forfeitures, is amortized over the awards’ vesting period on a graded vesting basis, whereas the restricted stock units and Employee Stock Purchase Plan stock units are amortized on a straight line basis.

     Foreign Currency Translation

     For subsidiaries where the U.S. dollar is designated as the functional currency of the entity, the Company translates that entity’s monetary assets and liabilities denominated in local currencies into U.S. dollars (the functional and reporting currency) at current exchange rates, as of each balance sheet date. Non-monetary assets (e.g., inventories, property, plant, and equipment and intangible assets) and related income statement accounts (e.g., cost of sales, depreciation, amortization of intangible assets) are translated at historical exchange rates between the functional currency (the U.S. dollar) and the local currency. Revenue and other expense items are translated using average exchange rates during the fiscal period. Translation adjustments and transactions gains and losses on foreign currency transactions, and any unrealized gains and losses on short-term inter-company transactions are included in other income or expense, net.

     For subsidiaries where the local currency is designated as the functional currency, the Company translates its assets and liabilities into U.S. dollars (the reporting currency) at current exchange rates as of each balance sheet date. Revenue and expense items are translated using average exchange rates during the period. Cumulative translation adjustments are presented as a separate component of stockholders’ equity. Exchange gains and losses on foreign currency transactions and unrealized gains and losses on short-term inter-company transactions are included in other income or expense, net.

     The aggregate foreign exchange transaction losses included as other (expense) income, net on the Consolidated Statement of Operations were $572,000, $951,000 and $43,000 for the years ended January 31, 2010, 2009 and 2008, respectively.

     Comprehensive Income (Loss)

     SeaChange presents accumulated other comprehensive income (loss) and total comprehensive income (loss) in the Statement of Stockholders’ Equity. Total comprehensive income (loss) consists primarily of net income (loss), cumulative translation adjustments and unrealized gains and losses on marketable securities, net of income tax.

     Forward Exchange Contracts not Designated as Hedging Instruments

SeaChange enters into foreign currency forward exchange contracts (“forward exchange contracts”) to manage its exposure to the foreign currency exchange risk related to the fixed deferred purchase price associated with the acquisition of eventIS Group B.V. The purpose of the Company’s foreign currency risk management program is to reduce volatility in earnings caused by exchange rate fluctuation. The Company does not enter into derivative financial instruments for trading or speculative purposes. The Company does not designate these forward exchange contracts as hedging instruments, as such, they do not qualify for hedge accounting treatment. Therefore, the foreign currency forward contracts are recorded at fair value, with the gain or loss on these transactions recorded in the consolidated statements of operations within “other expense, net” in the period in which they occur. As of January 31, 2010, the Company had one outstanding foreign currency exchange forward contract to buy Euros totaling €1.2 million that settles on September 1, 2010. During the year ended January 31, 2010, the Company recorded approximately $87,000 of losses related to its foreign currency exchange forward contract. The Company’s foreign currency exchange contract is an over-the-counter instrument. There is an active market for these instruments, and therefore, they are classified as Level 1 in the fair value hierarchy.

     Advertising Costs

     Advertising costs are charged to expense as incurred. Advertising costs were $386,000, $340,000 and $300,000 for the years ended January 31, 2010, 2009 and 2008, respectively.

     Earnings Per Share

     Earnings per share are presented in accordance with authoritative guidance, which requires the presentation of “basic” earnings per share and “diluted” earnings per share. Basic earnings per share is computed by dividing earnings available to common shareholders by the weighted-average shares of common stock outstanding during the period. For the purposes of calculating diluted earnings per share, the denominator includes both the weighted average number of shares of common stock outstanding during the period and the weighted average number of potential common stock, such as stock options, employee stock purchase plan, and restricted stock, calculated using the treasury stock method.

     For the fiscal year ended January 31, 2010, 2009 and 2008 respectively, 3,601,606, 3,699,228 and 4,673,372 of common shares issuable upon the exercise of stock options are anti-dilutive and have been excluded from the diluted earnings per share computation as the exercise prices of these common shares were above the market price of the common stock for the periods indicated. Below is a summary of the shares used in calculating basic and diluted earnings per share for the periods indicated:

	Year ended January 31,
	2010	2009	2008
Weighted average shares used in calculating earnings
per share—Basic	30,860,194	30,724,301	29,633,660
Dilutive common stock equivalents	573,174	468,174	365,955
Weighted average shares used in calculating earnings
per share—Diluted	31,433,368	31,192,475	29,999,615

Impact of Recently Adopted Accounting Guidance

Business Combinations

     In December 2007, the Financial Accounting Standards Board (“FASB”) issued revised accounting guidance requiring the use of fair value, defined as “the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.” The new guidance also changes the method of applying the acquisition method in a number of significant aspects. Any change in the fair value of the acquisition-related consideration subsequent to the acquisition date, including changes from events after the acquisition date, such as changes in the estimate of the performance goals, will be recognized in earnings in the period the estimated fair value changes; acquisition costs will generally be expensed as incurred; noncontrolling interests will be valued at fair value at the acquisition date; in-process research and development will be recorded at fair value as an indefinite-lived intangible asset at the acquisition date; restructuring costs associated with a business combination will generally be expensed subsequent to the acquisition date; and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense. The new guidance amends Accounting for Income Taxes such that adjustments made to valuation allowances on deferred taxes and acquired tax contingencies associated with acquisitions that closed prior to the effective date of this guidance would also apply the provisions of this new guidance. The new guidance was effective for fiscal years beginning after December 15, 2008, and was adopted by the Company on February 1, 2009. See our Note 6 to Consolidated Financial Statements for disclosures relating to the acquisition of eventIS Group B.V. on September 1, 2009 and VividLogic, Inc on February 1, 2010.

     Measuring Liabilities at Fair Value

     In August 2009, the FASB issued an authoritative update to Fair Value Measurements and Disclosures. This update provides amendments to reduce potential ambiguity in financial reporting when measuring the fair value of liabilities. Among other provisions, this update provides clarification in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the valuation techniques described in the authoritative update. The update will become effective upon issuance for subsequent interim and annual periods. The Company adopted this standard on October 31, 2009. The Company has determined that the update had no impact on its financial condition or results of operations.

     Interim Disclosures about Fair Value of Financial Instruments

     In April 2009, the FASB issued new accounting guidance requiring additional disclosures about the fair value of financial instruments in interim as well as in annual financial statements. The Company adopted this standard on July 31, 2009.

Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly

     In April 2009, the FASB issued new accounting guidance providing guidelines for making fair value measurements more consistent with the principles presented in the Fair Value Measurements and Disclosures guidance. This new accounting guidance provides additional guidelines in determining whether a market is active or inactive, and whether a transaction is distressed, is applicable to all assets and liabilities (i.e. financial and nonfinancial). The Company adopted this standard on April 30, 2009.

Recent Accounting Guidance Not Yet Effective

Determining which Entity has a Controlling Financial Interest in a Variable Interest Equity

     In December 2009, the FASB amended authoritative guidance regarding the quantitative-based risks and rewards calculation for determining which reporting entity, if any, has a controlling financial interest in a variable interest entity with an approach focused on identifying which reporting entity has the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and (1) the obligation to absorb losses of the entity or (2) the right to receive benefits from the entity. An approach that is expected to be primarily qualitative will be more effective for identifying which reporting entity has a controlling financial interest in a variable interest entity. The amendments in this update also require additional disclosures about a reporting entity’s involvement in variable interest entities, which will enhance the information provided to users of financial statements. The update will become effective for the first annual period starting after November 15, 2009. This guidance will be adopted by the Company on a prospective basis beginning February 1, 2010. The Company is currently assessing the impact this amendment may have on its results of operations and financial position.

Revenue Recognition for Arrangements with Multiple Deliverables

     In September 2009, the Financial Accounting Standards Boards (“FASB”) amended the guidance for revenue recognition in multiple-element arrangements. It has been amended to remove from the scope of industry specific revenue accounting guidance for software and software related transactions, tangible products containing software components and non-software components that function together to deliver the product’s essential functionality. The guidance now requires an entity to provide updated guidance on whether multiple deliverables exist, how the deliverables in an arrangement should be separated and the consideration allocated, and allocates revenue in an arrangement using estimated selling prices of deliverables for these products if a vendor does not have vendor-specific objective evidence (“VSOE”) or third-party evidence of selling price. The guidance also eliminates the use of the residual method and requires an entity to allocate revenue using the relative selling price method for these products. The accounting changes summarized are effective for fiscal years beginning on or after June 15, 2010, with early adoption permitted. Adoption may either be on a prospective basis or by retrospective application. The Company is currently assessing the impact of these amendments on its accounting and reporting systems and processes; however, at this time the Company is unable to quantify the impact of their adoption on its financial statements or determine the timing and method of its adoption. The Company believes the impact of the new guidance on future multi-element arrangements may result in earlier recognition of revenue in future periods.

     3. Fair value of Assets and Liabilities

     The applicable accounting guidance establishes a framework for measuring fair value and expands required disclosure about the fair value measurements of assets and liabilities. This guidance requires the Company to classify and disclose assets and liabilities measured at fair value on a recurring basis, as well as fair value measurements of assets and liabilities measured on a non-recurring basis in periods subsequent to initial measurement, in a three-tier fair value hierarchy as described below.

     The guidance defines fair value as the exchange price that would be received for an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. The guidance describes three levels of inputs that may be used to measure fair value:
  Level 1 — Observable inputs that reflect quoted prices for identical assets or liabilities in active markets.

  Level 2 — Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. The Company primarily uses broker quotes for valuation of its short-term investments.

  Level 3 — Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

     The Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of January 31, 2010 are as follows:

	January 31,	Fair Value Measurements Using
	2010	Level 1	Level 2	Level 3
	(in thousands)
Financial assets:
Cash	$32,725	$32,725	-	-
Cash equivalents	4,922	4,922	-	-
Available for sale marketable securities:
Current marketable securities:
U.S. government agency issues	2,114	2,114	-	-
Non-current marketable securities:
U.S. government agency issues	8,688	8,688	-	-
Total	$48,449	$48,449	$-	$-

Forward exchange contract	$1,664	$1,664	$-	$-
Other liabilities:
Acquisition-related consideration	$9,514	$-	$-	$9,514

     The Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of January 31, 2009 are as follows:

	January 31,	Fair Value Measurements Using
	2009	Level 1	Level 2	Level 3
	(in thousands)
Cash	$56,953	$56,953	-	-
Cash equivalents	5,505	5,505	-	-
Financial assets:
Available for sale marketable securities:
Current marketable securities:
U.S. government agency issues	9,447	9,447	-	-
Non-current marketable securities:
U.S. government agency issues	11,415	11,415	-	-
State and municipal obligations	1,000	-	-	1,000
Total	$84,320	$83,320	$-	$1,000

     The Company’s auction rate securities were measured at fair value on a recurring basis using significant Level 3 inputs as of January 31, 2009.

     The following tables set forth a reconciliation of assets and liabilities measured at fair value on a recurring basis with the use of significant unobservable inputs (Level 3):

	Level 3
	Marketable Securities
	Year Ended January 31
	2010	2009
Beginning balance	$1,000	$1,000
Sales	(950)	-
Realized loss recorded in other expense	(50)	-
Ending balance	$-	$1,000

Accrued
Contingent Consideration
Year Ended January 31
2010
Beginning balance	$-
eventIS acquisition	10,098
Settlement of working capital	(395)
Change in fair value	(107)
Translation adjustment	(82)
Ending balance	$9,514

     The Company relies on mark to market valuations to record the fair value of the Company’s available for sale security assets which are measured under a Level 1 input. These assets are publicly traded equity securities for which market prices are readily observable and recorded. At January 31, 2010, the Company had $2.1 million in short-term marketable securities and $8.7 million in long-term marketable securities. During fiscal 2010, the Company sold its $1 million par value auction rate security back to the issuer for $950,000 and incurred a $50,000 realized loss recorded in other expense, net.

     The Company determines the appropriate classification of debt securities at the time of purchase and reevaluates such designation as of each balance sheet date. SeaChange’s investment portfolio consists of money market funds, corporate debt investments, asset-backed securities, government-sponsored enterprises, and state and municipal obligations. All highly liquid investments with an original maturity of three months or less when purchased are considered to be cash equivalents. All cash equivalents are carried at cost, which approximates fair value. SeaChange’s marketable securities are classified as available-for-sale and are reported at fair value with unrealized gains and losses, net of tax, reported in stockholders’ equity as a component of accumulated other comprehensive income or loss. The amortization of premiums and accretions of discounts to maturity are computed under the effective interest method and is included in interest income. Interest on securities is recorded as earned and is also included in interest income. Any realized gains or losses would be shown in the accompanying consolidated statements of operations in other expense, net.

     The following is a summary of available-for-sale securities, including the cost basis, aggregate fair value and gross unrealized gains and losses, for cash equivalents, short-and long-term marketable securities portfolio as of January 31, 2010 and 2009:

		Gross	Gross
		Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
	(in thousands)
January 31, 2010:
Cash	$32,725	$-	$-	$32,725
Cash equivalents	4,922	-	-	4,922
Cash and cash equivalents	37,647	-	-	37,647
US government agency issues	2,023	91	-	2,114
Marketable securities—short-term	2,023	91	-	2,114
US government agency issues	8,276	161	-	8,437
Corporate debt securities	250	1	-	251
Marketable securities—long-term	8,526	162	-	8,688
Total cash equivalents and marketable securities	$48,196	$253	$-	$48,449
January 31, 2009:
Cash	$56,953	$-	$-	$56,953
Cash equivalents	5,505	-	-	5,505
Cash and cash equivalents	62,458	-	-	62,458
US government agency issues	9,280	163	-	9,443
Corporate debt securities	4	-	-	4
Marketable securities—short-term	9,284	163	-	9,447
US government agency issues	10,117	275	-	10,392
Corporate debt securities	1,003	20	-	1,023
State and municipal obligations	1,000	-	-	1,000
Marketable securities—long-term	12,120	295	-	12,415
Total cash equivalents and marketable securities	$83,862	$458	$-	$84,320

     During the years ended January 31, 2010, 2009 and 2008, available-for-sale securities were sold for total proceeds of $11.6 million, $8.0 million, and $0, respectively. The gross realized gains and losses fiscal years 2010, 2009 and 2008 were immaterial. For purposes of determining gross realized gains and losses, the cost of securities sold is based on specific identification.

     Contractual maturities of available-for-sale debt securities at January 31, 2010 are as follows (in thousands):

Estimated
Fair Value
Maturity of one year or less	$2,114
Maturity between one and five years	8,688
Total	$10,802

     The Company concluded that there were no declines in investments recorded as of January 31, 2010, 2009 and 2008 and the Company does not have any investments in a gross unrealized loss position as of January 31, 2010 and 2009. The unrealized holding gains, net of tax, on available-for-sale securities in the amount of $262,000, $23,000 and $449,000 for the years ended January 31, 2010, 2009 and 2008, respectively, have been included in stockholders’ equity as a component of accumulated other comprehensive income or loss.

     Cash, Cash Equivalents and Marketable Securities

     Cash and cash equivalents consist primarily of highly liquid investments in money market mutual funds, government sponsored enterprise obligations, treasury bills, commercial paper and other money market securities with remaining maturities at date of purchase of 90 days or less. The carrying value of cash, cash equivalents and marketable securities at January 31, 2010 and 2009 was $48.4 million and $84.3 million, respectively, and approximated fair value.

     Restricted Cash

     Pursuant to certain lease agreements and share purchase agreements, we are required to maintain cash reserves, classified as restricted cash. Current restricted cash totaled $73,000 and $1.4 million at January 31, 2010 and 2009, respectively.

     Foreign Currency Exchange Risk

     The Company entered into a foreign exchange forward contract denominated in Euros to hedge against a portion of the foreign currency exchange risk associated with the acquisition of eventIS Group B.V. for the fixed deferred purchase price. The purpose of the Company’s foreign currency risk management program is to reduce volatility in earnings caused by exchange rate fluctuations. Authoritative guidance requires companies to recognize all of the derivative financial instruments as either assets or liabilities at fair value in the consolidated balance sheets based upon quoted market prices for comparable instruments. The Company’s derivative instrument did not meet the criteria for hedge accounting within authoritative guidance. Therefore, the foreign currency forward contracts are recorded at fair value, with the gain or loss on these transactions recorded in the consolidated statements of operations within “interest and other income, net” in the period in which they occur. The Company does not use derivative financial instruments for trading or speculative purposes. As of January 31, 2010, the Company had one outstanding foreign currency exchange forward contract to buy Euros totaling ¬1.2 million that settles on September 1, 2010. During the year ended January 31, 2010, the Company recorded approximately $87,000 of losses related to its foreign currency exchange forward contract. Typically, any losses or gains on the forward exchange contracts are offset by re-measurement losses or gains on the underlying balances denominated in non-functional currencies. The Company’s foreign currency exchange contract is an over-the-counter instrument. There is an active market for these instruments, and therefore, they are classified as Level 1 in the fair value hierarchy.

     Acquisition-Related Consideration

     We determined the fair value of the acquisition-related consideration in connection with the acquisition of eventIS Group BV in September 2009 using a probability-weighted discounted cash flow model. This fair value measurement is based on significant inputs not observed in the market and thus represents a Level 3 measurement. Any change in the fair value of the acquisition-related consideration for the deferred fixed purchase price and earnout payments subsequent to the acquisition date, including changes from events after the acquisition date, such as changes in our estimate of the performance goals, will be recognized in earnings in the period the estimated fair value changes. The fair value of the acquisition-related consideration to be distributed directly to the eventIS selling shareholder is to be $10.1 million.

     4. Consolidated Balance Sheet Detail

     Inventories consist of the following:

	Year ended January 31,
	2010	2009
	(in thousands)
Components and assemblies	$11,316	$8,501
Finished products	6,514	8,750
Total inventories, net	$17,830	$17,251

     Property and equipment, net consist of the following:

	Estimated useful	Year ended January 31,
	life (years)	2010	2009
		(in thousands)
Land		$4,295	$4,165
Buildings	20	13,364	15,940
Office furniture and equipment	5	2,867	2,887
Computer equipment, software and demonstration equipment	3	65,815	49,688
Deployed assets	2-7	3,280	3,280
Service and spare components	5	8,731	8,296
Leasehold improvements	1-7	2,629	1,993
Automobiles and trucks	5	211	592
Construction in progress		1,048	3,413
		102,240	90,254
Less - Accumulated depreciation and amortization		(62,558)	(55,037)
Total property and equipment, net		$39,682	$35,217

     Depreciation and amortization expense of fixed assets was $8.0 million, $7.2 million and $7.9 million for the years ended January 31, 2010, 2009 and 2008, respectively.

     Other accrued expenses consist of the following:

	Year ended January 31,
	2010	2009
	(in thousands)
Acquisition-related consideration	$2,941	$-
Accrued compensation and commissions	3,051	5,107
Employee benefits	585	1,935
Accrued other	4,597	3,550
Total other accrued expenses	$11,174	$10,592

     5. Investments in Affiliates

     SeaChange periodically reviews indicators of the fair value of its investments in affiliate companies in order to assess whether available facts or circumstances, both internally and externally, may suggest an other than temporary decline in the fair value of the investment. There were no indications of other than temporary declines in the fair value of investments in affiliates as of January 31, 2010 and 2009, respectively. The Company’s investments in affiliates under the cost method of accounting are as follows:

	Year ended January 31,
	2010	2009
	(in thousands)
Casa	$8,897	$8,243
Minerva	1,000	1,000
Insite One	2,748	2,748
Visible World	552	552
Other investments	500	500
Total investments in affiliates	$13,697	$13,043

     Casa Systems. The Company has a 19.8% ownership interest in Casa Systems, Inc. (“Casa”), a Massachusetts development stage company that specializes in video-on-demand products within the telecommunications and television markets. The investment is represented by shares of convertible preferred stock, and the shares are convertible at SeaChange’s option into shares of Casa’s common stock on a one-to-one basis. The convertible preferred stock accrues dividends at the rate per annum of $0.3832 per share and the payment of the cumulative accruing dividends must be declared by the Board of Directors of Casa. In June of 2009, the Company invested $654,000 in convertible preferred stock, preserving its 19.8% ownership interest of Casa Systems, Inc. Consistent with prior periods, SeaChange accounts for this investment under the cost method of accounting. For fiscal 2010, 2009 and 2008, SeaChange purchased $52,000, $98,000 and $984,000, respectively, of equipment from Casa Systems.

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

     InSite One. The company has approximately 12% ownership of the total capital stock of InSite One, Inc. (“InSite”). In February 2008, the Company agreed to convert the outstanding accounts receivable balance of $332,000 as of January 31, 2008 for 474,300 shares of InSite One’s Series E Convertible Preferred Stock. SeaChange accounts for this investment under the cost method of accounting. In total, for fiscal years 2010, 2009 and 2008 SeaChange recognized revenues of $31,000, $164,000 and $711,000, respectively, from InSite One.

     Visible World. SeaChange owns less than 5% of the common and preferred stock of Visible World and is accounting for this investment under the cost method of accounting. In fiscal 2004, SeaChange and Visible World signed a revised Marketing Agreement in which SeaChange agreed to receive warrants to purchase 2.8 million shares of preferred stock of Visible World in lieu of future royalties that would have been earned by SeaChange relating to revenue earned by Visible World in accordance with an agreement between Visible World and Comcast Cable Corporation (“Comcast”). The warrants vested over the five year term of the agreement between Visible World and Comcast and ended in fiscal year 2009. SeaChange estimated the fair value of these warrants to be $223,000 and included the amount in investments in affiliates with an offsetting amount included in deferred revenue. SeaChange recognized the deferred revenue over a five year period, the term of the agreement ending in fiscal year 2009. For fiscal years 2010, 2009 and 2008, SeaChange recognized revenues of approximately $641,000, $703,000 and $971,000 respectively, from Visible World.

     6. Acquisitions and Dispositions

     FilmFlex Movies Limited

     On December 21, 2007, SeaChange sold all of its 33% equity investment in FilmFlex Movies Limited (“FilmFlex”) to the two other existing shareholders in FilmFlex (Sony and Disney) and to FilmFlex. The aggregate consideration received by the Company in connection with this sale was $17.9 million in cash resulting in a gain of approximately $10.0 million. Concurrent with the FilmFlex divestiture, ODG executed a two year outsourcing services agreement, which expired on December 21, 2009, which provided FilmFlex with selected planning, production and operations support services. Total revenues for fiscal year 2010, 2009, and 2008 were $1.7 million, $2.7 million, and $3.3 million, respectively.

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

     ODG’s original investment in the joint venture was recorded at $154,000 representing the US dollar equivalent of the initial cash contribution. The difference between the book and fair value of the customer contracts and content license agreements is being accreted over the expected five year life of the contracts and recorded as a gain and an increase in the investment. This gain will be partially offset by ODG’s 50% share of the joint venture’s amortization expense over the same period related to the acquired contracts and content license agreements. ODG also recorded a net payable amount to the joint venture of $337,000 as of the joint venture formation date (February 27, 2007) reflecting the transfer of net liabilities incurred by ODG related to the joint venture as well as the joint venture’s reimbursement of previously incurred costs by ODG of $787,000 related to joint venture activities prior to its formation. Consistent with authoritative guidance regarding non-monetary transactions, ODG did not record other income in connection with the reimbursement of these costs or any other gains as ODG is deemed to have a commitment to support the operations of the joint venture. ODG treated the reimbursement and other gain for a total of $869,000 as a capital distribution in excess of the carrying value of its investment in the joint venture. This capital distribution will be accreted over the expected five year life of the customer contracts and recorded as a gain and an increase in the investment in the joint venture. ODG recorded an income tax provision during fiscal 2008 of $1.1 million for the taxable gain recognized by ODG related to the $2.6 million contribution of customer contracts and content licenses to and the reimbursement of previously paid costs from the joint venture.

     ODG entered into a Service Agreement with the joint venture whereby ODG provides content aggregation, distribution, marketing and administration services to the joint venture under an arm’s length fee structure. For the years ended January 31, 2010, 2009 and 2008, ODG recorded revenues of $1.8 million, $1.5 million, and $1.0, respectively, related to the Service Agreement. ODG’s share of profits from this agreement in proportion to its equity ownership interest is eliminated in consolidation.

     The Shareholder’s Agreement requires both ODG and TMG to provide cash contributions up to $4.2 million upon the request of the joint venture’s management and approval by the shareholders of the joint venture. For the year ended January 31, 2010, ODG and TMG each made additional cash contributions of $1.2 million to the joint venture.

     ODG recorded its proportionate share of the joint venture’s losses for the fiscal years ended January 31, 2010 and 2009 of $653,000 and $770,000, respectively, and a gain of $1.1 million in the fiscal year ended January 31, 2008. Due to the capital distribution and ODG’s share of the joint venture’s net loss exceeding the book value of its investment in the joint venture, the investment is recorded as a long-term liability of $1.5 million and $1.7 million at January 31, 2010 and 2009, respectively.

     Mobix Interactive Limited

     On November 19, 2008, ODG acquired all the outstanding capital stock (the “Mobix Shares”) of Mobix Interactive Limited (“Mobix”) pursuant to the Share Purchase Agreement relating to the sale and purchase of the whole issued and to be issued share capital of Mobix Interactive Limited, dated as of November 18, 2008 (the “Mobix Share Purchase Agreement”). Mobix is a London, England based company that provides software and content services related to the deployment of mobile video services for wireless network operators.

     At the closing, ODG paid the shareholders of Mobix $3.0 million in cash for the Mobix Shares in addition to $1.5 million paid into escrow. The $1.5 million deposited in escrow was subsequently returned to ODG on May 27, 2009 due to Mobix failing to meet certain performance goals within the Mobix Share Purchase Agreement. In addition, on March 16, 2009, ODG paid $700,000 to the former shareholders of Mobix due to Mobix achieving one of the performance goals within the Mobix Share Purchase Agreement, which is reflected in the preliminary purchase price allocation. On September 16, 2009, the Company and the former shareholders of Mobix amended the original Mobix Share Purchase Agreement to provide for the satisfaction of the future contingent considerations with a payment of $1.8 million. The amount was recorded as additional goodwill.

     The acquisition was accounted for under the purchase method of accounting. Accordingly, the financial position and results of operations of Mobix’s business have been consolidated subsequent to the acquisition date. The finalization of the valuation for Mobix in the third quarter of fiscal 2010 resulted in a decrease to goodwill of $1.4 million, and an increase in intangible assets of $1.9 million and a deferred tax liability of $500,000.

(in thousands)
Consideration:
Cash paid, net of cash acquired of $209	$5,268
Transaction costs	414
Total consideration	$5,682
Allocation of the purchase consideration:
Tangible assets acquired	$591
Intangible assets:
Non-compete agreements	380
Software technology	431
Customer contracts	1,043
Goodwill	4,654
Liabilities assumed	(898)
Deferred tax liability	(519)
$5,682

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

     eventIS Group B.V.

     On September 1, 2009, the Company acquired the entire share capital (the “eventIS Shares”) pursuant to the Agreement for the Acquisition of the Entire Share Capital of eventIS Group B.V. (the “eventIS Share Purchase Agreement”) of eventIS Group B.V. (”eventIS”). eventIS, based in Eindhoven, the Netherlands, provides video on demand and linear broadcast software and related services to cable television and telecommunications companies primarily in Europe. The results of eventIS’s operations have been included in the consolidated financial statements since the acquisition date. The Company acquired eventIS to expand its VOD solutions into the European market.

     Fair Value of Consideration Transferred

     At the closing, the Company made a cash payment to the former shareholder of eventIS equal to the sum of the initial purchase price under the eventIS Share Purchase Agreement of approximately $34.4 million plus $2.2 million based on an estimated working capital adjustment in accordance with the eventIS Share Purchase Agreement. The final working capital adjustment was settled during the fourth quarter of fiscal 2010 for an additional payment of $395,000.

     On each of the first, second and third anniversaries of the closing date, the Company is obligated to make additional fixed payments of deferred purchase price under the eventIS Share Purchase Agreement (the “Deferred Fixed Purchase Price Payments”), each such payment to be in an aggregate amount of $2.8 million with $1.7 million payable in cash and $1.1 million payable by the issuance of restricted shares of SeaChange common stock, which will vest in equal installments over three years starting on the first anniversary of the date of issuance (“Restricted Stock”). At the option of the former shareholder of eventIS, up to forty percent of this payment in Restricted Stock may be payable in cash. Under the earnout provisions of the eventIS Share Purchase Agreement, if certain performance goals are met over each of the three periods ending January 31, 2013, the Company will be obligated to make additional cash payments to the former shareholder of eventIS (each, an “Earnout Payment”).

     The total acquisition date fair value of the consideration transferred was estimated at $46.7 million, which included the initial payments totaling $36.6 million in cash plus the fair value of the additional consideration to be paid to the former eventIS shareholder totaling $10.1 million. The total acquisition date fair value of consideration transferred was as follows:

(in thousands)
Payment of cash to eventIS shareholders	$36,631
Acquisition-related deferred consideration	10,098
Total acquisition-date fair value	$46,729

     A liability was recognized for the acquisition date fair value of the acquisition-related consideration for the deferred fixed purchase price, and the estimated earnout payments and working capital adjustments. Any change in the fair value of the acquisition-related consideration subsequent to the acquisition date, including changes from events after the acquisition date, such as changes in our estimate of the meeting of performance goals, will be recognized in earnings in the period the estimated fair value changes. The fair value estimate is based on the probability weighted bookings to be achieved over the earnout period. A change in fair value of the acquisition-related consideration could have a material effect on the statement of operations and financial position in the period of the change in estimate.

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

     The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the eventIS acquisition date.

(in thousands)
Payment of cash to eventIS shareholders	$36,631
Acquisition-related deferred consideration	10,098
Total acquisition-date fair value	$46,729

(in thousands)
Cash and cash equivalents	$4,374
Accounts receivable	4,237
Inventory	98
Other tangible assets	695
Intangible assets	23,833
Total identifiable assets acquired	33,237
Accounts payable and other liabilities	(2,069)
Deferred taxes	(4,495)
Deferred revenue	(6,207)
Total liabilities assumed	(12,771)
Goodwill	26,263
Net assets acquired	$46,729

     Intangible Assets

     The Company engaged a third-party valuation firm to assist in the determination of the fair value of the eventIS intangible assets. In determining the fair value of the intangible assets, the Company considered, among other factors, the intended use of acquired assets, analyses of historical financial performance and estimates of future performance of eventIS’s products. The fair values of identified intangible assets were calculated using an income approach based on estimates and assumptions provided by eventIS’s and the Company’s management. The rates utilized to discount net cash flows to their present values were based on a weighted average cost of capital of 17%. This discount rate was determined after consideration of the rate of return on debt capital and equity that typical investors would require in an investment in companies similar in size and operating in similar markets as eventIS. The following table sets forth the components of identified intangible assets associated with the eventIS acquisition and their estimated useful lives:

	Useful life	Fair Value
		(in thousands)
Existing technology	3-9 years	$6,748
In process research and development	indefinite	574
Non-compete agreements	3 years	2,153
Customer contracts	10 years	13,927
Trademarks	4 years	431
Total intangible assets		$23,833

     SeaChange determined the useful life of intangible assets based on the expected future cash flows associated with the respective asset. Existing technology is comprised of products that have reached technological feasibility and are part of eventIS’s product line. In-process research and development assets as of the acquisition date of $574,000 were recorded as indefinite-lived intangible assets and will be subject to impairment testing at least annually. The useful life of the intangible asset recognized will be reconsidered if and when in-process research and development projects are completed or abandoned. Customer contracts represent the underlying relationships and agreements with eventIS’s installed customer base. Trademarks represent the fair value of the brand and name recognition associated with the marketing of eventIS’s products and services. Non-compete agreements represent the fair value of the non-compete with the former shareholders and key employees and will be amortized over the term of the agreement. Amortization of existing technology is included in cost of product revenue, and amortization expense for customer relationships and trademarks is included in operating expenses.

     Goodwill

     Of the total eventIS purchase price of $46.7 million, $26.3 million was allocated to goodwill. Goodwill represents the excess of the purchase price of an acquired business over the fair value of the underlying net tangible and intangible assets. SeaChange determined that the goodwill included the value of the eventIS work force and expected synergies in global sales and marketing, especially within the European market, and in the deployment of VOD systems. SeaChange considers the acquired business an addition to the Company’s Software reporting segment. The Company made this determination based upon the financial information provided and reviewed by our Chief Executive Officer (the chief operating decision maker) and the similar economic characteristics to our other products in our Software segment. None of the goodwill associated with the eventIS acquisition is deductible for income tax purposes.

     Deferred Revenue

     In connection with the allocation of consideration transferred, SeaChange recorded the fair value of the customer contract obligations assumed from eventIS. The fair value of the customer contract obligations was determined using a cost build-up approach. The cost build-up approach determines fair value by estimating the costs relating to fulfilling the obligations plus a normal profit margin. The sum of the costs and operating profit approximates, in theory, the amount that SeaChange would be required to pay a third party to assume the service obligations. The costs to fulfill the service obligations were based on the historical direct costs and indirect costs related to eventIS’s contracts with its customers. Direct costs include personnel directly engaged in providing service and support activities, while indirect costs consist of estimated general and administrative expenses based on normalized levels as a percentage of revenue. Profit associated with selling efforts was excluded because eventIS had concluded the selling efforts on the service contracts prior to the date of the Company’s acquisition. The research and development costs associated with the customer contracts has been included in the fair value determination, as these costs were deemed to represent a legal obligation to the customers at the time of acquisition. SeaChange recorded $6.2 million of deferred revenue to reflect the fair value of eventIS’s service obligations assumed.

     Acquisition-related Costs

     Acquisition-related costs recognized for the twelve months ended January 31, 2010 include transaction costs. SeaChange recorded transaction costs such as legal, accounting, valuation and other professional services of $1.0 million for the twelve months ended January 31, 2010. The transaction costs were expensed and recorded in general and administrative expenses in the Consolidated Statement of Operations. During the fiscal year 2010, the Company recorded a charge of $110,000 which is included as interest expense in the Consolidated Statement of Operations for the change in fair value of the deferred fixed purchase price.

     7. Goodwill and Intangible Assets

     At January 31, 2010 and 2009, the Company had goodwill of $55.9 million and $27.4 million, respectively. The change in the carrying amount of goodwill for the years ended January 31, 2010 and 2009 are as follows:

	Broadband	Services		Servers &	Media
	Segment	Segment	Software	Storage	Services	Total
	(in thousands)
Balance at January 31, 2008	$11,169	$18,302	$-	$-	$-	$29,471
Reallocation	(11,169)	(18,302)	10,398	771	18,302	$-
Mobix acquisition	-	-	-	-	3,348	3,348
Realized deferred tax asset (Note 14)	-	-	(236)	(17)	-	(253)
Cumulative translation adjustment	-	-	-	-	(5,144)	(5,144)
Balance at January 31, 2009	-	-	10,162	754	16,506	27,422
Mobix consideration payments	-	-	-	-	2,478	2,478
Revaluation of Mobix intangibles	-	-	-	-	(1,387)	(1,387)
eventIS acquisition	-	-	26,263	-	-	26,263
Cumulative translation adjustment	-	-	(889)	-	1,989	1,100
Balance at January 31, 2010	$-	$-	$35,536	$754	$19,586	$55,876

     The goodwill reallocation shown in the table above relates to the reorganization of the Company’s reportable segments finalized in the first quarter of fiscal 2009. The goodwill formerly included in the Broadband and Services segments was allocated between the Software, Servers and Storage and Media Services segments based on a relative fair value approach using management estimates of fair value of the segments. No impairment was recorded as a result of the change in segments. As of August 1, 2009, SeaChange reviewed the recoverability of goodwill associated with its three reporting units, Software, Servers and Storage and Media Services, and determined that there was no goodwill impairment.

     At January 31, 2010 and 2009, the Company had recorded net intangible assets of $26.3 million and $4.6 million respectively, consisting of patents, customer contracts, non-compete agreements, completed technology, in-process research and development and trademarks.

     Intangible assets, net, consisted of the following:

		Non-compete	Completed	In-process	Trademark
Intangible Assets	Customer Contracts	Agreements	Technology	R & D	and Other	Total
Balance as of January 31, 2009	$13,945	$-	$2,867	$-	$948	$17,760
eventIS intangible	13,927	2,154	6,747	574	431	23,833
Mobix intangible	1,043	380	431	-	-	1,854
Cumulative translation adjustment	(272)	(47)	(141)	(20)	12	(468)
Balance as of January 31, 2010	$28,643	$2,487	$9,904	$554	$1,391	$42,979

		Non-compete	Completed	In-process	Trademark
Accumulated Amortization	Customer Contracts	Agreements	Technology	R & D	and Other	Total
Balance as of January 31, 2009	$9,689	$-	$2,593	$-	$857	$13,139
Current period amortization	2,221	308	626	-	309	3,464
Cumulative translation adjustment	74	(18)	31	-	25	112
Balance as of January 31, 2010	$11,984	$290	$3,250	$-	$1,191	$16,715
Intangible Assets, net, as of January 31, 2010	$16,659	$2,197	$6,654	$554	$200	$26,264

     Estimated useful lives and the amortization basis for the intangible assets are as follows:

Estimated Useful Life and Amortization Basis
Customer contracts	1 - 8 years using economic consumption life basis
Non compete agreements	2 - 3 years economic life of the agreement
Completed technology	4 - 6 years using economic consumption life basis
In-process R & D	indefinite life
Trademarks and other	5 years using economic consumption life basis

     Amortization expense for intangible assets was $3.5 million, $2.0 million and $3.4 million for the years ended January 31, 2010, 2009 and 2008, respectively. In the years ended January 31, 2010, 2009 and 2008, $638,000, $450,000, and $490,000, respectively, were charged to cost of product revenues. In the years ended January 31, 2010, 2009 and 2008, $2.8 million, $1.6 million and $3.0 million, respectively, were charged to operating expense. The total amortization expense for each of the next five fiscal years is as follows.

Amortization
Expense
(in thousands)
Fiscal 2011	$4,349
Fiscal 2012	4,269
Fiscal 2013	4,146
Fiscal 2014	3,135
Fiscal 2015 and therafter	9,811
Total Future Amortization	$25,710

     Actual amounts may change from such estimated amounts due to fluctuations in foreign currency exchange rates, additional intangible asset acquisitions, potential impairment, accelerated amortization, or other events.

     8. Lines of Credit

     The Company maintains a revolving line of credit with RBS Citizens (a subsidiary of the Royal Bank of Scotland Group plc) for $15.0 million which expires on October 31, 2010. Loans made under this revolving line of credit bear interest at a rate per annum equal to the bank’s prime rate. Borrowings under this line of credit are collateralized by substantially all of our assets. The loan agreement requires SeaChange to comply with certain financial covenants. On August 31, 2009, these financial covenants were amended to reflect the acquisition of eventIS. As of January 31, 2010, we were in compliance with the financial covenants and there were no amounts outstanding under the revolving line of credit.

     We are occasionally required to post letters of credit, issued by a financial institution, to secure certain sales contracts. Letters of credit generally authorize the financial institution to make a payment to the beneficiary upon the satisfaction of a certain event or the failure to satisfy an obligation. The letters of credit are generally posted for one-year terms and are usually automatically renewed upon maturity until such time as we have satisfied the commitment secured by the letter of credit. We are obligated to reimburse the issuer only if the beneficiary collects on the letter of credit. We believe that it is unlikely we will be required to fund a claim under our outstanding letters of credit. As of January 31, 2010 the full amount of the letters of credit of $704,000 was supported by our credit facility.

     9. Commitments and Contingencies

     SeaChange leases certain of its operating facilities, automobiles and office equipment under non-cancelable operating leases, which expire at various dates through 2015. Rental expense under operating leases was $2.6 million, $3.7 million and $3.1 million for the years ended January 31, 2010, 2009 and 2008, respectively. Future commitments under minimum lease payments as of January 31, 2010 are as follows:

Operating
Leases
(in thousands)
Fiscal Year ended January 31, 2011	$2,763
2012	2,125
2013	615
2014	51
2015	9
Minimum lease payments	$5,563

     SeaChange has non-cancelable purchase commitments for its inventories of approximately $6.6 million at January 31, 2010.

          ARRIS Litigation

     On July 31, 2009, Arris Corporation (“Arris”) filed a contempt motion in the U.S. District Court for the District of Delaware against SeaChange International relating to U.S. Patent No 5,805,804 (the “804 patent”), a patent owned by Arris. In its motion, Arris is seeking further patent royalties and the enforcement of the permanent injunction entered by the Court on April 6, 2006 against certain SeaChange products. On August 3, 2009, SeaChange filed a complaint seeking a declaratory judgment from the Court that its products do not infringe the ‘804 patent and asserting certain equitable defenses. SeaChange also filed a motion to consolidate the Arris contempt motion with the declaratory judgment action and requested a status conference on SeaChange’s declaratory judgment action. On August 25, 2009, Arris filed 1) an answer to SeaChange’s complaint that included a counterclaim of patent infringement under the ‘804 patent; and 2) a motion to stay the declaratory judgment action until the resolution of the contempt motion. On January 13, 2010 the parties filed proposed scheduling orders for SeaChange's declaratory judgment action. The Court has not yet entered a schedule in either action. SeaChange believes that Arris’ contempt motion is without merit, and that SeaChange products do not infringe the remaining claims under the ‘804 patent.

          Guarantees, Indemnification and Warranties

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

     SeaChange enters into agreements in the ordinary course of business with customers, resellers, distributors, integrators and suppliers. Most of these agreements require SeaChange to defend and/or indemnify the other party against intellectual property infringement claims brought by a third party with respect to SeaChange’s products. From time to time, SeaChange also indemnifies customers and business partners for damages, losses and liabilities they may suffer or incur relating to personal injury, personal property damage, product liability, and environmental claims relating to the use of SeaChange’s products and services or resulting from the acts or omissions of SeaChange, its employees, authorized agents or subcontractors. For example, SeaChange has received requests from several of its customers for indemnification of patent litigation claims asserted by Acacia Media Technologies, USA Video Technology Corporation and VTran Media Technologies. Management performed an analysis of these requests under authoritative guidance regarding accounting for contingencies.

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

     Stock Repurchase Program

     On February 13, 2008, the Board of Directors authorized the repurchase of up to $20.0 million of its common stock, par value $0.01 per share, through a share repurchase program which expired on December 31, 2008. During fiscal 2009, 833,597 shares of our common stock had been purchased as part of this repurchase program at an average price of $7.16.

     On March 11, 2009, the Board of Directors authorized the repurchase of up to $20 million of its common stock through a share repurchase program, which expired on January 31, 2010. During fiscal 2010, 473,415 shares of our common stock were purchased for $2.8 million at an average price of $5.85 as part of this repurchase program.

     11. Segment Information

     Until the end of fiscal 2008, the Company was managed and operated as three segments, Broadcast, Broadband and Services. In its first quarter of fiscal 2009, the Company realigned its previously reported segments into three new reporting segments: Software, Servers and Storage, and Media Services, as segments defined by authoritative guidance. The Company believes this reorganization better reflects the increasing importance and magnitude of its software products and services as well as the scale of its ODG subsidiary. A description of the three new reporting segments is as follows:
  Software segment includes product revenues from the Company’s Advertising, VOD, Middleware and Broadcast software, related services such as professional services, installation, training, project management, product maintenance, technical support and software development for those software products, and operating expenses relating to the Software segment such as research and development, selling and marketing and amortization of intangibles. The Software segment includes the results of eventIS Group B.V. from the date of the acquisition on September 1, 2009.

  Servers and Storage segment includes product revenues from the VOD and Broadcast server product lines and related services such as professional services, installation, training, project management, product maintenance, and technical support for those products and operating expenses relating to the Servers and Storage segment, such as research and development and selling and marketing.

  Media Services segment includes the operations of ODG, including Mobix Interactive, activities which include content acquisition and preparation services for television and wireless service providers and related operating expenses.
     Under this revised reporting structure, the Company further determined that there are significant functions, and therefore costs considered corporate expenses and are not allocated to the reportable segments for the purposes of assessing performance and making operating decisions. These unallocated costs include general and administrative expenses, other than general and administrative expenses related to Media Services, interest and other income, net, taxes and equity losses in affiliates, which are managed separately at the corporate level.

     The segment data for the fiscal years ended January 31, 2008 has been recast to reflect the realignment of the new segments. Prior to fiscal 2009, services revenues, which included ODG revenues, were reported in the Services segment and the Company did not separately track these service revenues and costs by these new segments, except for ODG. Accordingly, management has made certain assumptions to determine the amount of service revenues and service costs attributed to the Software and Servers and Storage reporting segments for the fiscal year January 31, 2008. The basis of the assumptions for all such revenues, costs and expenses includes significant judgments and estimations. There are no inter-segment revenues for the periods shown below. The Company does not separately track all assets by operating segments nor are the segments evaluated under this criterion.

     The following summarizes the income (loss) from operations by reportable operating segment:

	Year ended January 31,
	2010	2009	2008
	(inthousands)
Software
Revenue:
Products	$66,968	$78,397	$69,762
Services	64,346	53,840	43,507
Total revenue	131,314	132,237	113,269
Gross profit	79,543	76,087	58,238
Operating expenses:
Research and development	39,592	33,373	31,035
Selling and marketing	16,624	16,417	13,259
General and administrative	480	-	-
Amortization of intangibles	2,268	1,456	2,146
Total operating expenses	58,964	51,246	46,440
Income from operations	$20,579	$24,841	$11,798

Servers and Storage
Revenue:
Products	$34,974	$38,975	$36,007
Services	15,583	14,665	12,990
Total revenue	50,557	53,640	48,997
Gross profit	20,426	24,865	19,730
Operating expenses:
Research and development	11,072	9,669	11,664
Selling and marketing	9,218	11,025	9,703
Total operating expenses	20,290	20,694	21,367
Income (loss) from operations	$136	$4,171	$(1,637)

Media Services
Service revenue	$19,794	$15,959	$17,627
Gross profit	3,284	2,344	2,996
Operating expenses:
Selling and marketing	-	64	111
General and administrative	2,918	3,049	2,449
Amortization of intangibles	677	119	806
Total operating expenses	3,595	3,232	3,366
Loss from operations	$(311)	$(888)	$(370)

Unallocated Corporate
Operating expenses:
General and administrative	$18,202	$17,930	$17,791
Total unallocated corporate expenses	$18,202	$17,930	$17,791

Consolidated income (loss) from operations	$2,202	$10,194	$(8,000)

     The following summarizes revenues by customers’ geographic locations. Certain reclassifications have been made to conform prior period amounts to current period presentation, including the reclassification of revenue originated in Canada from Latin American to North American revenue:

	Year ended January 31,
	2010		2009		2008
	Amount	%	Amount	%	Amount	%
	(in thousands, except percentages)
Revenues by customers' geographic locations:
North America	$133,947	66%	$139,457	69%	$118,970	66%
Europe and Middle East	45,787	23%	44,059	22%	40,767	23%
Asia Pacific and other international locations	8,456	4%	14,165	7%	12,705	7%
Latin America	13,475	7%	4,155	2%	7,451	4%
Total	$201,665		$201,836		$179,893

     Total revenues for the United States for the years ended January 31, 2010, 2009, and 2008, were $130.1 million, $130.2 million, and $111.8 million, respectively.

     The following summarizes fixed assets, net by geographic locations:

	Year ended January 31,
	2010		2009
	Amount	%	Amount	%
	(in thousands, except percentages)
Fixed assets, net by geographic locations:
North America	$24,058	61%	$24,497	70%
Europe and Middle East	11,280	28%	7,280	21%
Asia Pacific and other international locations	4,344	11%	3,440	10%
Total	$39,682		$35,217

     12. Stock-Based Compensation and Stock Incentive Plans

     SeaChange uses on a modified prospective basis, the provisions of the authoritative guidance which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including employee stock options, restricted stock units and employee stock purchases related to the Employee Stock Purchase Plan (“ESPP”) based on estimated fair values. The fair value of SeaChange’s stock-based options and performance-based restricted stock units, less expected forfeitures, is amortized over the awards’ vesting period on a graded vesting basis, whereas the restricted stock units and Employee Stock Purchase Plan stock units are amortized on a straight line basis. SeaChange has applied the provisions of authoritative guidance allowing the use of a “simplified” method, in developing an estimate of the expected term of “plain vanilla” share options.

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

     The effect of recording stock-based compensation was as follows:

	Year ended January 31,
	2010	2009	2008
	(in thousands)
Stock-based compensation expense by type of award:
Stock options	$94	$304	$1,060
Restricted stock units	639	996	775
Performance-based restricted stock units	1,628	2,061	1,557
Employee stock purchase plan	744	593	586
Total stock-based compensation	$3,105	$3,954	$3,978

     Since additional option grants and restricted stock unit awards are expected to be made each year and options and awards vest over several years, the effects of applying authoritative guidance for recording stock-based compensation for the year ended January 31, 2010 are not indicative of future amounts.

     Determining Fair Value

     SeaChange records the fair value of stock options, including rights granted under the ESPP, using the Black-Scholes valuation model. Key input assumptions used to estimate the fair value of stock options include the exercise price, the expected option term, the risk-free interest rate over the option’s expected term, the expected annual dividend yield and the expected stock price volatility. The expected option term was determined using the “simplified” method for “plain vanilla” options. The expected stock price volatility was established using a blended volatility, which is an average of the historical volatility of SeaChange’s common stock over a period of time equal to the expected term of the stock option, and the average volatility of SeaChange’s common stock over the most recent one-year and two-year periods.

     The fair value of stock options granted was estimated at the date of grant using the following assumptions:

	Year ended January 31,
	2010	2009	2008
Expected term (in years)	4-5	4-5	4-5
Expected volatility (range)	61%	52%-56%	46%-50%
Weighted average volatility	61%	52%	48%
Risk-free interest rate	1.2%	2.6%-2.9%	3.2%-5.1%
Weighted average interest rate	1.2%	2.9%	4.6%
Expected dividend yield	0%	0%	0%

     The fair value of ESPP stock granted was estimated at the date of grant using following assumptions:

	Year ended January 31,
	2010	2009	2008
Expected term (in years)	0.5	0.5	0.5
Weighted average volatility	71%	61%	42%
Weighted average interest rate	0.3%	2.8%	4.6%
Expected dividend yield	0%	0%	0%

     Stock Option Plans

     Amended and Restated 2005 Equity Compensation and Incentive Plan

     The Amended and Restated 2005 Equity Compensation and Incentive Plan (the “2005 Plan”) provides for the grant of incentive stock options, nonqualified stock options, restricted stock, restricted stock units, and “other” non-stock option awards as determined by the plan administrator for the purchase of up to an aggregate of 2,800,000 shares of SeaChange’s common stock by officers, employees, consultants and directors of SeaChange. The Company may satisfy awards upon the exercise of stock options or restricted stock units with either newly issued shares. The Board of Directors is responsible for administration of the 2005 Plan and determining the term of each award, award exercise price, number of shares for which each award is granted and the rate at which each award is exercisable. As of January 31, 2010, there were 2,202,596 shares available for future grant. The Company has made an undertaking not to issue an amount of awards under the 2005 Plan greater than two percent of the aggregate shares outstanding per fiscal year.

     Option awards may be granted to employees at an exercise price per share of not less than 100% of the fair market value per common share on the date of the grant (not less than 110% for an incentive stock option granted to a 10% or more stockholder). Incentive stock options may be granted only to those employees of SeaChange to the extent that the fair value of the options granted that become exercisable during any one calendar year plus previously granted incentive stock options that become exercisable in that period is less than $100,000. Restricted stock units and other equity-based non-stock option awards may be granted to any officer, employee, director or consultant at a purchase price per share as determined by the Board of Directors. Awards granted under the 2005 Plan generally vest over three years and expire seven years from the date of the grant (five years for incentive stock options granted to holders of more than 10% of SeaChange’s voting stock).

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

     Director Option Plan

     In May 2002, SeaChange’s Board of Directors terminated the SeaChange International, Inc. 1996 Non-Employee Director Stock Option Plan (the “Director Option Plan”) and began granting stock options to the Board of Directors under the Company’s 1995 Stock Option Plan. In June 1996, the Board of Directors adopted and the stockholders approved the Director Option Plan which provided for the grant of options to full time directors of SeaChange.

     The following table summarizes the stock option activity (excluding restricted stock units:

	Year ended January 31,
	2010		2009		2008
		Weighted		Weighted		Weighted
		average		average		average
		exercise		exercise		exercise
	Shares	price	Shares	price	Shares	price
Outstanding at beginning of period	4,228,237	$15.43	4,884,205	$14.99	5,936,735	$14.85
Granted	60,000	6.23	13,500	8.71	41,550	8.81
Exercised	(47,805)	6.79	(223,006)	5.29	(189,623)	5.91
Forfeited/expired/cancelled	(305,459)	15.38	(446,462)	15.51	(904,457)	15.65
Outstanding at end of period	3,934,973	$15.41	4,228,237	$15.43	4,884,205	$14.99
Options exercisable at end of period	3,865,221	$15.56	4,169,492	$15.53	4,577,138	$15.49
Weighted average remaining
contractual term (in years)		3.38		4.06		4.78

     The weighted-average fair valuation at grant date of stock options granted during the years ended January 31, 2010, 2009 and 2008, was $3.21, $3.52 and $3.89, respectively. As of January 31, 2010, the unrecognized stock-based compensation related to the unvested stock options was $82,000 net of estimated forfeitures. Total unrecognized compensation cost will be adjusted for any future changes in estimated changes in forfeitures. This cost will be recognized over an estimated weighted average amortization period of eleven months.

     The total intrinsic value of options exercised during the years ended January 31, 2010, 2009 and 2008 was approximately $60,000, $576,000 and $299,000, respectively, with intrinsic value defined as the difference between the market price on the date of exercise and the grant date price.

     The cash received from employees as a result of employee stock options exercises during fiscal years 2010, 2009 and 2008 was $324,000, $1.2 million, and $1.1 million, respectively.

     The following table summarizes information about employee and director stock options outstanding and exercisable as of January 31, 2010:

	Options Outstanding			Options Exercisable
		Weighted
		average
		remaining	Weighted		Weighted
		contractual	average		average
	Number	terms	exercise	Number	exercise
	outstanding	(years)	price	exercisable	price
Range of exercise prices
$5.85 to 6.88	623,810	3.13	$6.49	563,810	$6.52
6.93 to 9.19	432,819	3.58	7.74	423,067	7.73
9.96 to 12.21	522,786	3.45	11.19	522,786	11.20
12.42 to 13.76	467,973	3.44	13.56	467,973	13.56
14.12 to 15.59	406,622	3.44	15.02	406,622	15.02
15.62 to 17.39	413,273	3.44	16.54	413,273	16.55
17.56 to 22.00	120,682	3.31	19.22	120,862	19.22
23.31 to 23.31	418,326	3.24	23.31	418,326	23.31
24.10 to 34.00	474,952	3.44	29.43	474,952	29.43
35.50 to 39.13	53,550	3.44	37.35	53,550	37.35
	3,934,793	3.38	$15.40	3,865,221	$15.56

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

     The following table summarizes the restricted stock unit activity:

	Year ended January 31,
	2010		2009		2008
		Weighted		Weighted		Weighted
		average		average		average
		grant date		grant date		grant date
	Shares	fair value	Shares	fair value	Shares	fair value
Nonvested at beginning of period	458,674	$8.99	230,508	$8.99	240,676	$8.61
Awarded	523,346	6.45	519,814	7.30	129,214	8.27
Vested	(409,531)	7.22	(287,648)	6.40	(124,050)	7.70
Forfeited/expired/cancelled	-	-	(4,000)	6.93	(15,332)	7.32
Nonvested at end of period	572,489	$7.94	458,674	$8.72	230,508	$8.99

     As of January 31, 2010 the unrecognized stock-based compensation related to the unvested restricted stock units was $2.0 million. This cost will be recognized over an estimated weighted average amortization period of 1.6 years.

     Employee Stock Purchase Plan

     In September 1996, SeaChange’s Board of Directors adopted and the stockholders approved an employee stock purchase plan (the “ESPP”), effective January 1, 1997 as amended July 16, 2008, which provides for the issuance of a maximum of 2.2 million shares of common stock to participating employees who meet eligibility requirements. Employees who would immediately after the purchase own 5% or more of the total combined voting power or value of SeaChange’s stock and directors who are not employees of SeaChange may not participate in the ESPP. The purchase price of the stock is 85% of the lesser of the average market price of the common stock on the first or last business day of each six-month plan period. During the fiscal years ended January 31, 2010, 2009 and 2008, 282,889, 236,707 and 236,553 shares of common stock, respectively, were issued under the Stock Purchase Plan. The cash received from employees as a result of the ESPP during fiscal 2010, 2009 and 2008 was $1.5 million, $1.6 million, and $1.6 million, respectively. As of January 31, 2010, there were 205,555 shares available for future grant.

     13. Income Taxes

     The components of income (loss) before income taxes are as follows:

	Year ended January 31,
	2010	2009	2008
	(in thousands)
Domestic	$(2,719)	$2,840	$(13,191)
Foreign	5,066	8,479	17,106
	$2,347	$11,319	$3,915

     The components of the income tax (expense) benefit are as follows:

	Year ended January 31,
	2010	2009	2008
	(in thousands)
Current:
Federal	$(271)	$296	$(192)
State	32	(80)	-
Foreign	(1,214)	(915)	(2,985)
	(1,453)	(699)	(3,177)
Deferred:
Foreign	1,082	124	1,021
	$(371)	$(575)	$(2,156)

     The income tax expense computed using the federal statutory income tax rate differs from SeaChange’s effective tax rate primarily due to the following:

	Year ended January 31,
	2010	2009	2008
	(in thousands )
Statutory U.S. federal tax rate	$(861)	$(3,962)	$(1,370)
State taxes, net of federal tax benefit	29	52	147
Change in valuation allowance on U.S. net deferred tax assets	(1,157)	527	1,620
Non-deductible stock compensation expense	(133)	(255)	(465)
Other	(126)	(35)	82
Gain on transfer of intangible assets	-	-	(1,055)
Gain on sale of FilmFlex	-	-	(4,008)
Current year impact of FIN 48	(463)	(529)	(638)
Research and development tax credits	130	650	695
Foreign tax rate differential	2,210	2,977	2,836
	$(371)	$(575)	$(2,156)

     SeaChange’s effective tax rate was 16%, 5%, and 55% in the years ended January 31, 2010, 2009 and 2008, respectively.

     The components of deferred income taxes are as follows:

	Year ended January 31,
	2010	2009
	(in thousands)
Deferred tax assets:
Inventories	$1,846	$2,202
Deferred revenue	4,395	1,188
Accrued expenses	442	1,093
Capitalized intangible costs	1,034	1,228
Stock-based compensation expense	1,933	1,787
Various tax credit carryforwards—federal and state	4,297	3,868
Net operating loss carryforwards	3,291	4,332
Other	726	673
Deferred tax assets	17,964	16,371
Less: Valuation allowance	(14,903)	(15,692)
Net deferred tax assets	3,061	679
Deferred tax liabilities:
Property and equipment	(314)	(486)
Intangible assets	(6,144)	(168)
Other	-	(146)
Deferred tax liabilities	(6,458)	(800)
Total net deferred tax liabilities	$(3,397)	$(121)

     At January 31, 2010, SeaChange had federal, state and foreign net operating loss carryforwards of $1.5 million, $17.1 million and $9.8 million respectively, which can be used to offset future tax liabilities and expire at various dates beginning in fiscal 2016. Utilization of these net operating loss carryforwards may be limited pursuant to provisions of the respective local jurisdiction. At January 31, 2010, SeaChange had federal and state research and development credit carryforwards of approximately $2.9 million and $1.0 million, respectively and state investment tax credit carryforwards of $259,000. The federal credit carryforwards will expire at various dates beginning in fiscal 2011 if not utilized. Certain state credit carryforwards will expire at various dates beginning in fiscal 2011, while certain other state credit carryforwards may be carried forward indefinitely. Utilization of these credit carryforwards may be limited pursuant to provisions of the respective local jurisdiction. SeaChange also has alternative minimum tax credit carryforwards of $558,000 which is available to reduce future federal regular income taxes over an indefinite period.

     SeaChange reviews quarterly the adequacy of the valuation allowance for deferred tax assets. The Company has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets and has established a valuation allowance of approximately $14.9 million for such assets, which are comprised principally of net operating loss carryforwards, research and development credits, deferred revenue, inventory and stock based compensation. If SeaChange continues to generate pre-tax income in the future, some portion or all of the valuation allowance could be reversed and a corresponding increase in net income would be reported in future periods. The $3.2 million increase in net deferred tax liabilities was largely due to the acquisition of eventIS in September 2009.

     At January 31, 2010, the Company has indefinitely reinvested $35.4 million of the cumulative undistributed earnings of certain foreign subsidiaries. Approximately $26.2 million of such earnings would be subject to U.S. taxes if repatriated to the U.S. Through January 31, 2010, the Company has not provided deferred income taxes on the undistributed earnings of its foreign subsidiaries because such earnings are considered to be indefinitely reinvested outside the U.S. Non-US income taxes are, however, provided on those foreign subsidiaries’ undistributed earnings. Determination of the potential deferred income tax liability on these undistributed earnings in not practicable because such liability, if any, is dependent on circumstances existing if and when remittance occurs.

     For the year ended January 31, 2010, the Company recognized an additional tax expense for unrecognized tax benefits of $521,000. None of the amounts included in the balance of unrecognized tax benefits at January 31, 2010 of $7.0 million are related to tax positions for which it is reasonably possible that the total amounts could significantly change during the next twelve months. The Company recognizes accrued interest and penalties related to uncertain tax positions in income tax expense. A reconciliation of the beginning and ending balance of the total amounts of gross unrecognized tax benefits, excluding interest of $596,000 is as follows (in thousands):

	Year ended January 31,
	2010	2009
	(in thousands)
Balance of gross unrecognized tax benefits, beginning of period	$6,404	$5,773
Gross amounts of increases in unrecognized tax benefits as a result of
tax positions taken in the current period	521	752
Effect of currency translation	60	(121)
Balance of gross unrecognized tax benefits, end of period	$6,985	$6,404

     The Company and its subsidiaries file income tax returns in U.S. federal jurisdiction, various state jurisdictions, and various foreign jurisdictions. During 2006, the Company was notified by the Internal Revenue Service (“IRS”) that they would examine our 2004 through 2007 federal tax returns. During fiscal 2010, the IRS completed its examination of the Company’s federal tax returns for such years and the Company and the IRS agreed to certain adjustments resulting in an additional tax credit of $7,000. The Company is no longer subject to U.S. federal examinations before 2007. However, the taxing authorities still have the ability to review the propriety of certain tax attributes created in closed years if such tax attributes are utilized in an open tax year, such as our federal research and development credit carryovers.

     14. Employee Benefit Plan

     SeaChange sponsors a 401(k) retirement savings plan (the “Plan”). Participation in the Plan is available to full-time employees who meet eligibility requirements. Eligible employees may contribute up to 25% of their annual salary, subject to certain limitations. SeaChange matched contributions up to 50% of the first 6% of compensation. During the fiscal years ended January 31, 2010, 2009 and 2008, SeaChange contributed $1.4 million, $802,000 and $566,000, respectively. The Company also contributes to various retirement plans in our international subsidiaries, of which the amounts will vary, according to the local foreign plans specific to each location.

     15. Subsequent Events

     VividLogic Inc.

     On February 1, 2010, the Company completed its acquisition of VividLogic, Inc. (”VividLogic”). VividLogic, based in Fremont, California provides in-home infrastructure software for high definition televisions, home gateways, and set-top boxes to cable television service providers, set-top box manufacturers and consumer electronics (CE) suppliers. The Company acquired VividLogic to expand its in-home solutions.

     At the closing, the Company made a cash payment of $12.0 million, of which $1.2 million was deposited in escrow with respect certain indemnification matters, plus $3.5 million based on an estimated working capital. $1.5 million will be paid on each of May 1, 2010 and August 1, 2010, respectively, and $2 million will be paid on the one year anniversary of the closing. The final working capital adjustment will be settled during the first quarter of fiscal 2011 absent a dispute as to the final adjustment amount. In addition, payments of fixed deferred purchase price in the amount of $1.0 million will be paid on each of February 1, 2011, 2012, and 2013. Under the earnout agreement, the Company will be obligated to make additional payments based upon the operating results of VividLogic over the three one year periods following the closing. Acquisition-related costs incurred for the twelve months ended January 31, 2010 include transaction costs. SeaChange recorded transaction costs such as legal, accounting, valuation and other professional services of $400,000. The transaction costs were expensed and recorded in general and administrative expenses in the Consolidated Statement of Operations.

     Restructuring

     During the first quarter of fiscal 2011, the Company initiated actions to lower its cost structure as it strives to generate sustainable profitability for next year. The first quarter will include pre-tax restructuring charges to its income statement totaling approximately $1.7 million related to the termination of approximately 47 employees.

     17. Related Party

     ReiJane Huai, a director of the Company, elected on August 28, 2009, is the Chairman and CEO of FalconStor Software Inc, from whom the Company purchases products used in the manufacture of SeaChange products. Product purchases from FalconStor Software were $550,000 for the fiscal year ended January 31, 2010. As of January 31, 2010, the Company had no liability to FalconStor Software, Inc.

     18. Quarterly Results of Operations—Unaudited

     The following table sets forth certain unaudited quarterly results of operations for the fiscal years ended January 31, 2010 and 2009. In the opinion of management, this information has been prepared on the same basis as the audited consolidated financial statements and all necessary adjustments, consisting only of normal recurring adjustments, have been included in the amounts stated below to present fairly the quarterly information when read in conjunction with the audited consolidated financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K. The quarterly operating results are not necessarily indicative of future results of operations.

	Three months ended
	April 30,	July 31,	October 31,	January 31,	April 30,	July 31,	October 31,	January 31,
	2008	2008	2008	2009	2009	2009	2009	2010
Revenue	$45,384	$50,705	$51,795	$53,952	$48,876	$46,507	$53,290	$52,992
Gross profit	22,762	24,640	28,143	27,751	25,018	23,714	27,557	26,964
Operating expenses	22,580	23,509	23,176	23,837	23,714	24,204	26,977	26,156
Net income (loss)	343	1,487	3,367	4,777	998	(376)	657	44
Earnings (loss) per
share-Basic	0.01	0.05	0.11	0.16	0.03	(0.01)	0.02	-
Earnings (loss) per
share-Diluted	0.01	0.05	0.11	0.15	0.03	(0.01)	0.02	-

Schedule II
SEACHANGE INTERNATIONAL, INC.
VALUATION OF QUALIFYING ACCOUNTS AND RESERVES

Years ended January 31, 2010, 2009 and 2008

	Balance at
	beginning of	Charged to costs	Deductions and	Other	Balance at end
	period	and expenses	write-offs	Adjustments	of period
	(in thousands)
Accounts Receivable Allowance:
Year ended January 31, 2010	$853	$75	$(76)	$-	$852
Year ended January 31, 2009	663	670	(480)	-	853
Year ended January 31, 2008	466	486	(224)	(65)	663

	Balance at
	beginning of				Balance at end
	period	Additions	Deletions	Adjustments	of period
	(in thousands)
Deferred Tax Assets Valuation Allowance:
Year ended January 31, 2010	$15,692	$-	$(789)	$-	$14,903
Year ended January 31, 2009	13,319	2,373	-	-	15,692
Year ended January 31, 2008	18,785	-	(1,393)	(4,073)	13,319