Form 10-K/A
period 2010-01-31
SEACHANGE INTERNATIONAL INC
filed 2010-06-01
CIK 1019671

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

———————
FORM 10-K/A

(Amendment No. 1)
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

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation of S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A.     ☐

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

DOCUMENTS INCORPORATED BY REFERENCE: None.

EXPLANATORY NOTE

SeaChange International, Inc. (“SeaChange”, “we” or “us”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to amend our report on Form 10-K for the fiscal year ended January 31, 2010, as filed with the Securities and Exchange Commission (the “SEC”) on April 9, 2010 (the “10-K”). The principal purpose of this Amendment is to include in Part III the information that was to be incorporated by reference to the proxy statement for our 2010 Annual Meeting of Shareholders. This Amendment hereby amends Part III Items 10-14 and supplements Part IV.

Other than furnishing the information identified above, this Amendment does not reflect events occurring after the date of the 10-K, nor does it modify or update the disclosure contained in the 10-K in any way other than as required to reflect the amendments discussed above and reflected below. Accordingly, this Amendment should be read in conjunction with the 10-K and our other filings made with the SEC on or subsequent to April 9, 2010.

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance

Board of Directors

     SeaChange’s Board of Directors currently consists of six members, five of whom are independent, non-employee directors. The Board of Directors is divided into three classes. Each class serves for a term of three years, with the terms of office of the directors in the respective classes expiring in successive years.

     The following table sets forth, for each of the current directors, the year the director was first appointed or elected a director, the principal occupation of the director during at least the past five years, any other public company boards on which the director serves or has served in the past five years, the director’s qualifications to serve on the Board and the age of the director. In addition, included in the information presented below is a summary of each director’s specific experience, qualifications, attributes and skills that led the Board to the conclusion that he or she should serve as a director.

     Class I Directors (Terms Expire at 2012 Annual Meeting)

Director’s Name and Year First	Position and Principal Occupation and Business Experience
Became Director	During the Past Five Years
William C. Styslinger, III (1993)
Chief Executive Officer, Chairman of the Board and Director

William C. Styslinger, III, 64, is a founder of SeaChange and has served as the Chief Executive Officer and a Director since the inception of SeaChange in July 1993 and as Chairman of the Board since January 1995. He additionally served as President of the Company from inception through April 2009. Prior to forming SeaChange in 1993, Mr. Styslinger was employed at Digital Equipment Corporation since March 1978, serving as manager of the Cable Television Business Unit from October 1991 to May 1993.

Mr. Styslinger contributes valuable executive experience from his decades of work in the cable television industry and his leadership of SeaChange since its founding in 1993.

ReiJane Huai (2009)
Director

ReiJane Huai, 51, has served as a Director of SeaChange since August 2009. In addition, Mr. Huai has served as President and Chief Executive Officer of FalconStor Software, Inc. and its predecessor since December 2000 and has served as a member of the FalconStor board since July 2000 and as Chairman since August 2001. Prior to July 2000, Mr. Huai served as executive vice president and general manager, Asia, for Computer Associates International, Inc., where he was responsible for sales, marketing and the development of strategic joint ventures in the region. Mr. Huai joined Computer Associates in 1996 with its acquisition of Cheyenne Software, Inc., where he was president and chief executive officer. Mr. Huai joined Cheyenne Software, Inc., in 1985 as manager of research and development of ARCserve, the industry’s first storage management solution for the client/server environment.

Mr. Huai contributes valuable executive experience in the global software industry.

     Class II Directors (Terms Expire at 2010 Annual Meeting)

Director’s Name and Year	Position and Principal Occupation and Business Experience
First Became Director	During the Past Five Years
Thomas F. Olson (2001)
Director and Independent Lead Director

Thomas F. Olson, 61, has served as a Director of SeaChange since May 2001. In addition, from January 1999 to December 2003, Mr. Olson served as the Chief Executive Officer of National Cable Communications, a company specializing in cable television advertising time sales. From January 1995 to May 1998, Mr. Olson was Managing Partner of National Cable Communications and Chief Executive Officer of Katz Media Group, a radio, broadcast television and cable television national sales representation firm. Mr. Olson was with Katz Media Group for 23 years. Since 2005, Mr. Olson has also served on the board of Sarkes Tarzian, Inc., a private company that owns and operates television and radio stations.

Mr. Olson contributes valuable executive experience within the cable and broadcast television industry and with the issues confronting companies within that industry.

Carlo Salvatori (2009)
Director

Carlo Salvatori, 69, has served as a Director of SeaChange since February 2009. In addition, commencing June 1, 2010, Mr. Salvatori will serve as the Chairman of Lazard Italy, the financial advisory and asset management firm. Prior to that, from July 2006 until May 2010, Mr. Salvatori served as the Managing Director and Chief Executive Officer of Unipol Gruppo Finanziario, an insurance and banking firm in Bologna, Italy. He was Chairman of Bank Austria Creditanstalt, a banking firm based in Vienna, Austria, from January 2006 until June 2006, and prior to that served as Chairman of Unicredit Group, a banking company based in Milan, Italy, from May 2002 until January 2006. Further, Mr. Salvatori served as the Deputy Chairman of Mediobanca, a banking company in Milan, from May 2002 until June 2002. Mr. Salvatori was appointed Chief Executive Officer of Cariplo in 1996, which later became Banca INTESA, which at the time was the largest bank in Italy, with Mr. Salvatori continuing as its Chief Executive Officer until 2001.

Mr. Salvatori contributes valuable international business experience, extensive financial expertise and contacts in the financial and industrial community throughout Europe.

     Class III Directors (Terms Expire at 2011 Annual Meeting)

Nominee’s Name and Year	Position and Principal Occupation and Business Experience During
First Became Director	the Past Five Years
Mary Palermo Cotton (2004)
Director

Mary Palermo Cotton, 52, has served as a Director of SeaChange since September 2004. Currently Ms. Cotton is Chief Executive Officer of iDirect Technologies, a leading provider of satellite based IP communications technology. Previously, Ms. Cotton was a Senior Vice President of SAP, an enterprise software provider, as a result of SAP’s June 2006 acquisition of Frictionless Commerce. Prior to the acquisition, Ms. Cotton had been the Chief Executive Officer of Frictionless Commerce, a company providing supplier relationship management software, since February 2005. From February 2003 to July 2004, Ms. Cotton was a Senior Advisor to Aspen Technology, a software service provider, and previously served as Aspen’s Chief Operating Officer from January 2001 to January 2003. Ms. Cotton additionally served on the Board of Directors of Precise Software Solutions from June 2000 to June 2003 when Precise Software Solutions was acquired by VERITAS Software.

Ms. Cotton contributes extensive executive experience in the global software industry as well as extensive financial reporting expertise.

Carmine Vona (1995)
Director

Carmine Vona, 72, has served as a Director of SeaChange since January 1995. In addition, since December 2001, Mr. Vona has served as Chairman of Metrosoft, Inc., a New Jersey based company specializing in providing software products to the mutual funds industry, having also served as its Chief Executive Officer from December 2001 through December 2002. From 1996 to 2009, Mr. Vona also served as the President and Chief Executive Officer of Vona Information Systems, Inc., a consulting firm specializing in technical software architectures for the financial industry. From August 2000 to December 2002, Mr. Vona served as a member of the Board of Directors of E-LAB, an Italian bank wholly owned by Banca INTESA. From November 1969 to June 1996, Mr. Vona was employed by Bankers Trust Co., during which time he held positions as Executive Vice President and Senior Managing Director for worldwide technology. From August 1986 to June 1996, Mr. Vona was Chairman of BT-FSIS, a software development company and a wholly-owned subsidiary of Bankers Trust Co.

Mr. Vona contributes extensive experience in software development, front and back-office re-engineering and risk management, and in the formulation, execution and control of entity-wide software strategies.

Executive Officers

In addition to Mr. Styslinger, SeaChange’s Chief Executive Officer, Chairman of the Board and Director, whose biographical information is set forth above under the heading “Class I Directors”, SeaChange’s executive officers are:

Executive Officer’s	Position and Principal Occupation and
Name	Business Experience During the Past Five Years
Yvette Kanouff
President and Chief Strategy Officer

Yvette Kanouff, 44, joined SeaChange in September 1997. Ms. Kanouff was elected President of SeaChange in March 2010 and, since March 2006, has served as SeaChange’s Chief Strategy Officer. Previously, Ms. Kanouff served from July 2005 to March 2006 as Senior Vice President, Strategic Planning and Business Development, and as Vice President, Interactive Television Management from August 2003 to July 2005. Ms. Kanouff served as Vice President, Technology from July 2001 to August 2003, and as Director, Interactive Technology from September 1997 to July 2001. Prior to that, Ms. Kanouff served as Director of Interactive Technologies for Time Warner Cable and worked as a signal processing mathematician at Lockheed Martin.

Kevin M. Bisson
Chief Financial Officer, Treasurer, Secretary and Senior Vice President, Finance and Administration

Kevin M. Bisson, 48, joined SeaChange on March 13, 2006 as the Senior Vice President, Finance and Administration, Secretary and Treasurer. Mr. Bisson assumed the role of Chief Financial Officer in April 2006. Prior to joining SeaChange, Mr. Bisson served from May 2003 until March 2006 as the Senior Vice President and Chief Financial Officer of American Superconductor Corporation, an energy technologies company, and was also the Treasurer of American Superconductor Corporation from January 2004 until March 2006. Prior to joining American Superconductor Corporation, Mr. Bisson served from 2000 to 2003 as Vice President, Controller and Treasurer for Axcelis Technologies, Inc., a semiconductor equipment manufacturing company. Prior to joining Axcelis Technologies, Mr. Bisson served for ten years in a number of financial capacities with United Technologies Corporation.

Erwin van Dommelen
President, SeaChange Software

Erwin van Dommelen, 43, joined SeaChange upon the closing of SeaChange’s acquisition of eventIS Group B.V. on September 1, 2009 as Chief Executive Officer and President of eventIS Group B.V. Mr. van Dommelen was appointed President, SeaChange Software Division in March 2010. Mr. van Dommelen previously worked with eventIS Software Solutions, an entity affiliated with eventIS Group B.V., serving as the Chief Executive Officer of eventIS Software Solutions since April 2002.

Steven M. Davi
Senior Vice President, Software Engineering

Steven M. Davi, 46, joined SeaChange in November 1997 and, since July 2005, has served as Senior Vice President, Software Engineering. Mr. Davi previously served as Vice President, Engineering from August 2003 to July 2005, as Manager, Engineering from August 1998 to August 2003 and as Consulting Software Engineer from November 1997 to August 1998. Prior to joining SeaChange, Mr. Davi served from September 1990 until November 1997 in various engineering and managerial positions at Banyan Systems Inc., a network operating system software company that specialized in enterprise scale directory and messaging products. Prior to joining Banyan Systems, Mr. Davi served from June 1985 until September 1990 in various engineering positions within the networking division at Data General.

Ira Goldfarb
Senior Vice President, Worldwide Sales

Ira Goldfarb, 52, has served as Senior Vice President, Worldwide Sales since August 2003. Prior to that, Mr. Goldfarb served as Vice President, Worldwide Sales since January 1998, Vice President, U.S. Systems Sales from August 1997 to January 1998, as Vice President, Eastern Region from January 1997 to August 1997, and as Vice President, Central Region, from August 1994 to January 1997. Prior to joining SeaChange, Mr. Goldfarb held several sales management positions at Digital Equipment Corporation from September 1983 to July 1994.

Anthony William Kelly
Senior Vice President

Anthony Kelly, 48, has served as Senior Vice President of SeaChange since September 2005, concurrent with SeaChange’s acquisition of ODG. Mr. Kelly also serves as Chief Executive Officer of ODG, a position he has held since 1996. Prior to assuming the role of Chief Executive Officer of ODG, Mr. Kelly served as a director of the Lambie Nairn Group from May 1992 to December 1994 and as an executive at Video Networks Limited from December 1992 to April 1995. Prior to that, from July 1990 to April 1992, Mr. Kelly served as CEO of the Palace Group, a major UK independent film producer and distributor. Before joining Palace, Mr. Kelly was Head of Program Finance at British Satellite Broadcasting from 1987 to June 1990.

Bruce E. Mann
Senior Vice President, Network Storage Engineering

Bruce E. Mann, 62, joined SeaChange in September 1994 as Vice President, Network Storage Engineering. In August 2003, Mr. Mann assumed the role of Senior Vice President, Network Storage Engineering. Prior to joining SeaChange, Mr. Mann served as Director of Engineering at Ungermann-Bass, Inc., a subsidiary of Tandem Computers Inc., from March 1993 to September 1994. Prior to that, from September 1976 to March 1993, Mr. Mann was an engineer at Digital Equipment Corporation, most recently as Senior Consulting Engineer.

In addition to the above-named, currently serving executive officers, Edward Dunbar served as SeaChange’s President and Chief Operating officer from April 13, 2009 to April 15, 2010. Prior to joining SeaChange, Mr. Dunbar was previously a Vice President at Comcast Cable Communications from 2007 to 2009 and, from 2002 to 2007, served as Group Vice President, West and Corporate Integration of Comcast Spotlight.

Executive officers of SeaChange are appointed by, and serve at the discretion of, the Board of Directors, and serve until their successors have been duly elected and qualified. There are no family relationships among any of the executive officers or directors of SeaChange. Each executive officer is a full time employee of SeaChange.

Corporate Governance

     Availability of Corporate Governance Documents

     SeaChange’s Code of Ethics and Business Conduct (“Ethics Policy”) for all directors and all employees of SeaChange, including executive officers, and the charters for the Audit, Compensation, Corporate Governance and Nominating Committees of the Board of Directors are available on SeaChange’s website at www.schange.com under the “Corporate Governance” section of the “Investor Relations” link. SeaChange will ensure that amendments, if any, to these documents are disclosed and posted on this website within four (4) business days of any such amendment.

     Board Committees

     The Board has a standing Audit Committee, Compensation Committee, and Corporate Governance and Nominating Committee. The members of each committee are appointed by the Board based on the recommendation of the Corporate Governance and Nominating Committee. Actions taken by any committee of the Board are reported to the Board, usually at the next Board meeting following a committee meeting. Each of these standing committees is governed by a committee-specific charter that is reviewed periodically by the applicable committee pursuant to the rules set forth in each charter. The Board annually conducts a self-evaluation of each of its committees. All members of all committees are independent directors.

     Audit Committee

     The Audit Committee members are Messrs. Olson and Vona and Ms. Cotton (Chair), each of whom meet the independence requirements of the SEC and Nasdaq, as described above. In addition, SeaChange’s Board has determined that each member of the Audit Committee is financially literate and that Ms. Cotton satisfies the requirement of the Marketplace Rules applicable to Nasdaq-listed companies that at least one member of the Audit Committee possess financial sophistication and that Ms. Cotton is an “audit committee financial expert” as defined in the rules and regulations promulgated under the Exchange Act. The Audit Committee’s oversight responsibilities include matters relating to SeaChange’s financial disclosure and reporting process, including the system of internal controls, the performance of SeaChange’s internal audit function, compliance with legal and regulatory requirements, and the appointment and activities of SeaChange’s independent auditors. The Audit Committee met six times and acted by unanimous written consent one time during fiscal year 2010.

Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16(a) of the Exchange Act, requires SeaChange’s directors, executive officers and holders of more than 10% of SeaChange’s common stock (collectively, “Reporting Persons”) to file with the SEC initial reports of ownership and reports of changes in ownership of common stock of SeaChange. Such persons are required by regulations of the SEC to furnish SeaChange with copies of all such filings. Based on its review of the copies of such filings received by it with respect to the fiscal year ended January 31, 2010 and written representations from certain Reporting Persons, SeaChange believes that all Reporting Persons complied with all Section 16(a) filing requirements in the fiscal year ended January 31, 2010, with the following exceptions: (1) Carlo Salvatori’s Statement of Changes in Beneficial Ownership filed on Form 4 on February 6, 2009, which reported a transaction that occurred on February 2, 2009, was required to be filed by February 5, 2009; and (2) Edward Dunbar’s Initial Statement of Beneficial Ownership filed on Form 3 on April 17, 2009 neglected to disclose Mr. Dunbar’s beneficial ownership of 4,500 shares of SeaChange’s common stock held as of the date of his appointment as a senior executive officer of SeaChange on April 13, 2009 (the Form 3 was subsequently amended on September 25, 2009 to include disclosure of such ownership).

ITEM 11. Executive Compensation

Compensation Discussion and Analysis

     Overview

     SeaChange structures its executive compensation to reflect individual responsibilities and contributions, while providing incentives to achieve overall business and financial objectives. The Compensation Committee (the “Committee”) of the Board has responsibility for establishing, implementing and monitoring adherence to this philosophy.

     The Committee has designed an executive compensation program that rewards the achievement of specific financial and non-financial goals through a combination of cash and stock-based compensation. This bifurcation between financial and non-financial objectives and between cash and stock-based compensation provides a structure in which executives are rewarded for achieving results that the Committee believes will enhance stockholder value.

     The Committee believes that shareholder interests are best served by compensating SeaChange employees at industry competitive rates, enabling SeaChange to attract and retain the best available talent and recognize superior performance while providing incentives to achieve overall business and financial objectives. By doing so, SeaChange believes that its ability to achieve financial and non-financial goals is enhanced.

     Setting Executive Compensation

     When making compensation decisions, the Committee begins with a breakdown of each compensation component for its Chief Executive Officer. This breakdown includes the dollar amount of each component of compensation payable to the Chief Executive Officer related to the relevant period, together with the related metrics for performance-based compensation. The overall purpose of this breakdown is to bring together, in one place, all of the elements of fixed and contingent compensation, so that the Committee may analyze both the individual elements of compensation (including the compensation mix) as well as the aggregate amount of actual and projected compensation.

     The Committee then presents this breakdown to the Chief Executive Officer, who provides input to the Committee on the reasonableness, feasibility and effectiveness of the compensation components, including performance metrics, proposed by the Committee. The Chief Executive Officer then creates similar compensation component breakdowns for the other executive officers, presenting compensation recommendations of both base and performance-based compensation related to the relevant period, together with the associated performance metrics. These recommendations are then reviewed and, once agreed upon, approved by the Committee. The Committee can exercise its discretion in modifying any recommended compensation to executives, and exercises this discretion in active consultation with the Chief Executive Officer.

     In fiscal 2009, SeaChange engaged DolmatConnell & Partners to prepare a competitive assessment of compensation practices for SeaChange’s executive officers and directors. In completing this analysis, DolmatConnell, together with SeaChange, identified the following list of peer companies:

Airvana, Inc. ARRIS Group, Inc. Aspen Technology, Inc. BigBand Networks, Inc. Concurrent Computer Corporation Harmonic Inc. iRobot Corp. Mercury Computer Systems, Inc.	Netscout Systems, Inc. Network Engines, Inc. OpenTV Corp. Progress Software Corp. Sonus Networks, Inc. Starent Networks Corp. Sycamore Networks, Inc.

     SeaChange selected these companies as they were representative of the sector in which SeaChange operated or competed for similar skilled employees, and because of each of the company’s relative leadership position in products offered, their relative size as measured by market capitalization and the relative complexity of their business.

     In determining the fiscal 2010 compensation plan for SeaChange’s executive officers, SeaChange again made reference to the compensation paid by the above-listed peer companies and the Committee considered general trends in market compensation as outlined in the report of DolmatConnell. However, the Committee neither set compensation by reference to a specific level of the compensation paid by the peer companies nor engaged for other purposes DolmatConnell or any other external compensation consultants.

     The Committee endeavors to establish a compensation program that is internally consistent and equitable in order for SeaChange to achieve its overall corporate objectives. Within this framework, the level of the Chief Executive Officer’s compensation will differ from that of the other executives because of the difference in his role and responsibilities and the compensation practices at peer companies.

     Fiscal 2010 Executive Compensation Components

     For the fiscal year ended January 31, 2010, the principal components of compensation for the named executive officers were:
  base salary;

  performance-based incentive compensation;

  change in control and termination benefits; and

  general employee welfare benefits.
     As discussed below, the Committee believed that this mix of compensation would allow SeaChange to pay its executive officers competitive levels of compensation that best reflect individual responsibilities and contributions, while providing incentives to achieve overall business and financial objectives.

     Base Salary

     SeaChange provides named executive officers and other employees with base salary to compensate them for services rendered during the fiscal year. Base salary ranges for named executive officers are determined individually for each executive.

     During its review of base salaries for executives, the Committee primarily considers:
  individual performance of the executive;

  SeaChange’s overall past operating and financial performance and future expectations;

  internal review of the executive’s compensation, both individually and relative to other executive officers; and

  market data regarding peer companies.
     The Committee does not give a specific weighting among these various factors but rather considers the factors collectively in setting base salary. Salary levels are typically considered on an annual basis as part of SeaChange’s performance review process, as well as upon a promotion or other change in job responsibility. SeaChange tries to provide an allocation between base and performance-based incentive compensation that reflects market conditions and appropriately ensures alignment of individual performance with SeaChange’s objectives.

     Performance-Based Incentive Compensation

     The Committee believes that performance-based incentive compensation motivates the achievement of critical annual performance objectives aimed at enhancing stockholder value. The performance-based incentive compensation plans established for each of Messrs. Bisson, Dunbar, Goldfarb, Mann and Styslinger and Ms. Kanouff provide for a cash base salary and eligibility for an equity and/or cash-based incentive bonus.

     Performance-based compensation for each of the named executive officers included the overall company financial objectives related to:
  revenue for fiscal 2010; and

  earnings for fiscal 2010.

     Financial performance-based objectives for named executive officers also included whether SeaChange had positive earnings during at least three of its four quarters during the fiscal year, and, in the case of Mr. Styslinger, the financial performance of On Demand Group Limited; in the case of Ms. Kanouff, the financial performance of specific software product lines; and, in the case of Messrs. Goldfarb and Mann and Ms. Kanouff, revenue-based commissions. Non-financial performance-based objectives included, in the case of Mr. Styslinger, the achievement of specific software deliverables; in the case of Ms. Kanouff, successful completion of special projects and flow of market information, the achievement of specific software deliverables and the integration of companies acquired by SeaChange; in the case of Mr. Bisson, quality of administrative, human resource, investor relation and legal services; in the case of Mr. Dunbar, Manila operations and customer satisfaction; in the case of Mr. Goldfarb, customer satisfaction and employee development; and, in the case of Mr. Mann, objectives related to architecture and software development. The Committee determined that the combination of these financial and non-financial objectives and sales-based commissions provided an overall compensation structure that the Committee believed would focus each of the named executive officers to achieve the objectives of SeaChange.

     In determining the targets and payouts at target for each of the objectives, the Committee considered the probability of achieving that target and the corresponding level of individual and group effort that would be required to achieve that target. Within that framework, the Committee set a fiscal 2010 revenue target of $210,000,000 and a fiscal 2010 earnings target of $5,000,000. The Committee retained discretion to adjust these targets during the year, including discretion to reflect unusual or non-recurring items. The Committee did not establish limits for itself with respect to exercise of this discretion, and believes that this discretion is important in order to retain the ability to compensate executive officers in a manner that reflects overall corporate performance in the market conditions.

     In establishing SeaChange’s financial targets and potential payout for the named executive officers, the Committee provided for additional cash and/or RSU payouts in the event that the revenue or earnings targets were exceeded, while establishing an upward limit on compensation awarded for exceeding the revenue target. The Committee also provided for a decreasing amount of cash and RSU payouts in the event that the revenue or earnings target, as applicable, was not met, while establishing a floor with respect to each objective below which no corresponding payout would be made. These provisions were established to provide incentive to SeaChange’s officers to exceed the financial targets, as well as to provide some form of payout for performance that approaches but may not meet the established targets. The Committee implemented this structure to ensure that SeaChange’s compensation programs support SeaChange’s overall compensation objectives.

     Other than with respect to Mr. Bisson, whose performance-based compensation eligibility was solely in the form of equity awards of restricted stock units (RSUs), the Committee structured the performance-based compensation to be a mixture of cash and equity awards in the form of RSUs. In determining an allocation between equity and cash incentive-based compensation (other than with respect to incentive-based compensation in the form of sales commissions which were payable solely in cash), the Committee generally seeks to have recipients earn greater value from equity awards than from cash awards. This weighting toward equity awards is done because the Committee believes that equity-based incentive compensation further aligns the interests of the executive officers with those of the stockholders, increases executive ownership of SeaChange’s stock, discourages excessive levels of risk taking, and enhances executive retention in a challenging business environment and competitive labor market.

     No payments were made to SeaChange’s named executive officers related to the fiscal 2010 revenue or earnings objectives. SeaChange’s fiscal 2010 revenue was $201.7 million which was below the $210 million target and, while above the $200 million threshold, the Committee exercised its discretion not to make a payment under this target. SeaChange’s fiscal 2010 earnings were $1.3 million which was below both the $5 million earnings target and the $2.5 million threshold.

     The sole performance-based programs made to SeaChange’s named executive officers under the fiscal 2010 compensation plan were an award to Ms. Kanouff of $87,000 in cash and of 20,120 restricted stock units (RSUs), based upon the integration of eventIS Group B.V. and VividLogic, Inc., and the payment of sales commissions to each of Messrs. Goldfarb and Mann and Ms. Kanouff in the amount of $392,972, $80,790, and $196,486, respectively.

     Grants of RSUs were made pursuant to SeaChange’s Amended and Restated 2005 Equity Compensation and Incentive Plan. RSUs awarded under the fiscal 2010 compensation plan have a three year vesting schedule, and vest in equal annual installments with the first tranche to vest January 31, 2010. The Committee is limited, however, in that SeaChange has made a commitment not to grant equity awards in excess of two percent (2.0%) of issued and outstanding stock per fiscal year, subject to reasonable adjustments as may be necessary to account for unusual corporate events such as acquisitions and new hires of executive officers.

     Similar to prior years, the actual grant or award of the performance-based compensation was made after fiscal year-end, when performance against the previously established metrics could be assessed by the Committee. Accordingly, the amounts reflected in the Summary Compensation Table below under the heading “Stock Awards” for a given fiscal year, such as 2010, are the grants or awards made against the prior year’s performance-based compensation plan. However, performance based compensation paid in cash after fiscal year-end but earned in the prior fiscal year is reflected in the Summary Compensation Table in the year such amounts were earned.

     Compensation paid by SeaChange to its named executive officers is subject to a policy regarding compensation reimbursement, or a “clawback” policy. The policy provides that in the event that the financial results of SeaChange are significantly restated, the Board of Directors will review any compensation, other than base salary, paid or awarded to any executive officer found to have engaged in fraud or intentional misconduct that caused the need for the restatement. The Board will, to the extent permitted by law, require the executive officer to reimburse SeaChange for any such compensation if:
  the amount of such compensation was calculated based upon the achievement of certain financial results that were subsequently the subject of the restatement; and

  such compensation would have been lower than the amount actually awarded had the financial results been properly reported.
     Compensation paid by SeaChange to its named executive officers in the form of equity is also subject to SeaChange’s stock retention and ownership guidelines that apply to SeaChange’s directors and senior officers, as described in SeaChange’s Corporate Governance Guidelines, a copy of which is available on SeaChange’s website at www.schange.com under the “Corporate Governance” section of the “Investor Relations” link. These guidelines provide that by the later of December 16, 2015 and six years following appointment to office:
  each non-employee director is expected to retain ownership of vested shares of SeaChange stock in a minimum amount equal to 40,000 shares;

  the Chief Executive Officer retain ownership of vested shares of SeaChange stock in a minimum amount equal to 250,000 shares;

  the President and the Chief Financial Officer retain ownership of vested shares of SeaChange stock in a minimum amount equal to 75,000 shares; and

  each Senior Vice President that is an executive officer retain ownership of vested shares of SeaChange stock in a minimum amount equal to 50,000 shares.
     Prior to meeting the stock ownership targets, each non-employee director and senior executive officer is encouraged, but is not required, to retain a meaningful portion of shares of stock acquired by the non-employee director or officer in order to progress toward the stock ownership targets, other than shares of stock sold to pay taxes and/or applicable exercise price with respect to an equity award. Upon meeting the stock ownership targets, each non-employee director and senior executive officer is required thereafter to retain 25% of all shares of stock acquired by the non-employee director or officer, other than shares of stock sold to pay taxes and/or applicable exercise price with respect to an equity award. In addition, upon any termination of service for a non-employee director and upon voluntary termination of service for a senior executive officer, such director or officer must wait at least 90 days before selling any shares. In the case of hardship or other compelling personal requirements, the stock ownership targets may be waived to permit the sale of shares by the affected person.

     SeaChange has made, and from time to time continues to make, grants of stock options and RSUs to eligible employees based upon SeaChange’s overall financial performance and their individual contributions. Stock options and RSUs are designed to align the interests of SeaChange’s executives and other employees with those of its stockholders by encouraging them to enhance the value of SeaChange. In addition, the vesting of stock options and RSUs over a period of time is designed to defer the receipt of compensation by the recipient, creating an incentive for the employee to remain with SeaChange. SeaChange does not have a program, plan or practice to select equity grant dates in connection with the release of favorable or negative news.

     Change in Control and Termination Benefits

     SeaChange has entered into change in control severance agreements with each of its named executive officers. Each of these agreements was amended, effective December 21, 2009, to remove the “parachute payment” tax gross-up under Section 280G of the Internal Revenue Code of 1986, as amended. The specific terms of these arrangements, as well as an estimate of the compensation that would have been payable had they been triggered as of fiscal year-end, are described below under the heading entitled “Potential Payments Upon Termination or Change in Control.”

     The change-in-control agreements are designed to provide an incentive to remain with SeaChange leading up to and following a change in control. As discussed below, the agreements are tailored to provide for incremental benefits upon a change in control and upon termination of employment in the period subsequent to a change in control. The Committee believes that this layered method of compensation enhances stockholder value by enhancing the incentives for an executive officer to remain with SeaChange through a change in control.

     Given the range in individual situations among SeaChange’s executive officers and the desire to provide a relatively uniform basis of benefits among these individuals, the Committee has determined that it is appropriate for each of the executive officers to continue to be party to these change-in-control severance agreements.

     General Employee Welfare Benefits

     SeaChange also has various broad-based employee benefit plans. Executive officers participate in these plans on the same terms as eligible, non-executive employees, subject to any legal limits on the amounts that may be contributed or paid to executive officers under these plans. SeaChange offers a 401(k) retirement plan, which permits employees to invest in a choice of mutual funds on a pre-tax basis. SeaChange also maintains medical, disability and life insurance plans and other benefit plans for its employees.

     Fiscal 2011 Executive Compensation Components

     Prior to setting executive compensation for fiscal 2011, the Committee engaged Pearl Meyer & Partners to assist the Committee in reviewing SeaChange’s existing executive compensation plan, updating the list of peer companies previously established in connection with setting fiscal 2009 compensation, and reviewing general compensation trends within the industry in which SeaChange operates. The Committee decided to engage Pearl Meyer and undertake this review, generally, based on the transition of SeaChange into a software company and the significant commentary in recent years regarding executive compensation trends and practices, including that published by RiskMetrics Group.

     Based on this review, SeaChange updated the list of its peer companies to eliminate companies that either had been acquired or whose product or service offerings were no longer similar to those of SeaChange, and to add companies believed to be similar to SeaChange either in terms of product or service offerings, or whose relative leadership position, size as measured by market capitalization and business complexity were similar to those of SeaChange. The list of peer companies used in evaluating fiscal 2011 executive compensation were as follows:

ARRIS Group, Inc. BigBand Networks, Inc. Concurrent Computer Corporation Harmonic Inc. iRobot Corp. Isilon Systems Inc. Limelight Networks Inc. Mercury Computer Systems, Inc.	Netscout Systems, Inc. Network Engines, Inc. Progress Software Corp. Sonic Solutions Sonus Networks, Inc. Sycamore Networks, Inc. TiVo Inc.

     Similar to the process completed in prior years in determining executive compensation, SeaChange made reference to the compensation paid by these peer companies in establishing fiscal 2011 executive compensation but did not benchmark compensation to these companies.

     The principal components of fiscal 2011 executive compensation are as follows, the same as existed for fiscal 2010 executive compensation:
  base salary;

  performance-based incentive compensation;

  change in control and termination benefits; and

  general employee welfare benefits.
     Within this framework, the Committee established the specific compensation programs for its executive officers. For fiscal 2011, named executive officers will no longer be eligible for revenue-based commissions, and adjustments were made to base salary and other performance-based incentive compensation to adjust for that change. Adjustments to base salary were also made to account for changes in responsibilities and changes in general compensation trends and practices.

     Under the fiscal year 2011 plans, Mr. Styslinger will be eligible for a target incentive-based payment of a $300,000 cash payment and a grant of 125,000 restricted stock units (RSUs); Ms. Kanouff will be eligible for a target incentive-based payment of a $250,000 cash payment and a grant of 45,000 RSUs; Mr. Bisson will be eligible for a target incentive-based payment of a $80,000 cash payment and a grant of 30,000 RSUs; Mr. Goldfarb will be eligible for a target incentive-based payment of a $250,000 cash payment and a grant of 35,000 RSUs; and Mr. Mann will be eligible for a target incentive-based payment of a $100,000 cash payment and a grant of 30,000 RSUs.

     This performance-based compensation is earned based on SeaChange achieving overall company financial objectives for fiscal 2011 related to revenue and net income. In the case of Mr. Bisson, the cash component of Mr. Bisson’s performance-based compensation is based on individualized performance-based objectives. These objectives will be further discussed in SeaChange’s proxy statement relating to its 2011 annual meeting of stockholders.

     Similar to prior years, grants or awards of fiscal 2011 performance-based compensation will be determined by the Committee upon conclusion of SeaChange’s 2011 fiscal year, with the RSUs to vest in equal annual installments over three years, with the first tranche vesting at the end of SeaChange’s 2012 fiscal year. All of the grants of RSUs are subject to availability of RSUs for grant under SeaChange’s Amended and Restated 2005 Equity Compensation and Incentive Plan, as it may be amended. The fiscal 2011 performance-based compensation plans also provide that the Committee has the discretion to determine the amount, if any, of cash bonus and restricted stock units awarded under the plans whether or not the criteria are satisfied, and also provide that the amount of the cash bonus and restricted stock units awarded may be adjusted upward or downward in predetermined amounts if actual performance exceeds or is below the target financial criteria.

     Tax and Accounting Implications

     The financial reporting and income tax consequences to SeaChange of individual compensation elements are important considerations for the Committee when it is analyzing the overall level of compensation and the mix of compensation among individual elements. Overall, the Committee seeks to balance its objective of ensuring an effective compensation package for named executive officers with the need to maximize the immediate deductibility of compensation – while ensuring an appropriate and transparent impact on reported earnings and other closely followed financial measures.

     In making its compensation decisions, the Committee has considered that Internal Revenue Code Section 162(m) limits deductions for compensation paid in excess of $1 million. As a result, the Committee has designed much of the total compensation packages for the named executive officers to qualify for the exemption of “performance-based” compensation from the deductibility limit. However, the Committee does have the discretion to design and use compensation elements that may not be deductible under Section 162(m), if the Committee considers the tax consequences and determines that nevertheless those non-deductible elements are in SeaChange’s best interests.

Summary Compensation Table

     The following table sets forth summary information regarding the compensation of SeaChange’s named executive officers in fiscal 2010, 2009 and 2008.

     As described above in Compensation Discussion and Analysis, grants or awards of performance-based compensation are made after fiscal year-end, when performance against the previously established metrics may be assessed by the Committee. Accordingly, amounts reflected below under the headings “Stock Awards” for a given fiscal year, such as 2010, are the grants or awards made against the prior year’s performance-based compensation plan. However, performance-based compensation paid in cash after fiscal year-end but earned in the prior fiscal year is reflected below under the heading “Non-Equity Incentive Plan Compensation” in the fiscal year in which that compensation was earned, regardless of when paid.

						Non-Equity
				Stock	Option	Incentive Plan	All Other
Name and Principal	Fiscal	Salary	Bonus	Awards	Awards	Compensation	Compensation
Position	Year	($)	($) (1)	($) (2)	($) (3)	($) (4)	($) (5)	Total ($)
William C. Styslinger, III	2010	420,000	-	551,321	-	-	-	971,321
Chief Executive	2009	438,750	-	664,302	-	408,960	-	1,512,012
Officer, Chairman of	2008	401,250	-	56,426	-	653,761	-	1,111,437
the Board, Director
Yvette Kanouff	2010	236,323	-	221,902	-	283,486	-	741,711
President and Chief	2009	231,634	-	186,346	-	487,888	26,508	932,376
Strategy Officer	2008	234,869	-	116,334	-	333,360	-	684,563
Kevin M. Bisson	2010	330,750	-	144,987	-	-	-	475,737
Chief Financial	2009	324,188	-	301,955	-	-	-	626,143
Officer, Senior Vice	2008	313,298	-	88,762	-	-	-	402,060
President, Finance
and Administration,
Treasurer and
Secretary
Edward Dunbar (6)	2010	361,442	400,000	-	192,431	-	-	753,873
Former President
and Chief Operating
Officer
Ira Goldfarb	2010	150,000	-	170,130	-	392,972	-	713,102
Senior Vice	2009	150,000	-	252,834	-	417,344	-	820,178
President,	2008	150,000	-	94,897	-	340,858	-	585,755
Worldwide Sales
Bruce Mann (7)	2010	279,588	-	165,064	-	80,790	-	525,442
Senior Vice
President, Network
Storage Engineering
____________________

(1)	Reflects a bonus to Mr. Dunbar in accordance with his initial employment offer, paid $200,000 on the commencement of Mr. Dunbar's employment and $200,000 on February 1, 2010, earned based on Mr. Dunbar's continuous employment with SeaChange through that date.

(2)	Compensation expense for restricted stock units related to our performance-based compensation plan are included in the Stock Awards column. This expense represents the grant date fair value of restricted stock unit awards for financial statement reporting purposes during fiscal 2010, 2009, and 2008 as computed in accordance with FASB ASC Topic 718 disregarding any estimates of forfeitures relating to service-based vesting conditions.

(3)	This expense represents the grant date fair value of the applicable option awards, as computed in accordance with FASB ASC Topic 718 disregarding any estimates of forfeitures relating to service-based vesting conditions.

(4)	The Non-Equity Incentive Plan Compensation column reflects the cash awards made to the named executive officers under the fiscal 2010, 2009, and 2008 performance-based compensation plans. For fiscal years 2010, 2009 and 2008, the Non-Equity Incentive Plan Compensation column includes $196,486, $215,840 and 169,920, respectively, in sales commissions earned by Ms. Kanouff. For Messrs. Goldfarb and Mann, all of the amounts included in the Non-Equity Incentive Plan Compensation column represent sales commissions earned by Messrs. Goldfarb and Mann, respectively, during the fiscal years shown.

(5)	The All Other Compensation column includes Company contributions to a Named Executive Officer’s 401(k) Plan account, perquisites and other personal benefits received by a Named Executive Officer to the extent such benefits exceeded $10,000 in the aggregate during the fiscal year.

(6)	As disclosed in SeaChange’s Form 8-K filed March 11, 2010, Mr. Dunbar left SeaChange, effective March 15, 2010. Mr. Dunbar is a named executive officer for the fiscal year ended January 31, 2010, but is no longer an executive officer or employee of SeaChange as of the date hereof.

(7)	Compensation information related to Mr. Mann is presented solely with respect to fiscal 2010, as Mr. Mann was not a named executive officer in the fiscal years ended January 31, 2008 and 2009.

Grants of Plan-Based Awards

     No equity awards were granted under the fiscal year 2010 performance-based incentive plan during fiscal 2010. Awards of restricted stock units under the fiscal year 2010 performance-based incentive plan were made in April 2010, and these awards are not reflected in the Summary Compensation Table above or the Grant of Plan-Based Awards table below.

     Listed below are the grants of plan-based awards made in fiscal year 2010, which include the grants of restricted stock units made with respect to the fiscal year 2009 performance-based incentive plan and the new hire grant of stock options made to Mr. Dunbar concurrent with Mr. Dunbar joining SeaChange.

		All Other Stock	All Other Option
		Awards: Number	Awards: Number of	Grant Date Fair Value
	Grant	of Shares of Stock	Securities Underlying	of Stock and Option
Name	Date	or Units (#)	Options (#)	Awards ($)
William C. Styslinger, III	4/30/2009	87,930	-	$551,321
Yvette Kanouff	4/30/2009	35,391	-	$221,902
Kevin M. Bisson	4/30/2009	23,124	-	$144,987
Edward Dunbar	4/13/2009	-	60,000	$192,431
Ira Goldfarb	4/30/2009	27,134	-	$170,130
Bruce Mann	4/30/2009	26,326	-	$165,064

Outstanding Equity Awards at Fiscal Year-End

     The following table sets forth summary information regarding the outstanding equity awards at January 31, 2010 granted to each of SeaChange’s named executive officers.

	Option Awards(1)				Stock Awards(2)
					Number
					of
					Shares
					or Units	Market
	Number of	Number of			of Stock	Value of
	Securities	Securities			That	Shares or
	Underlying	Underlying			Have	Units of
	Unexercised	Unexercised	Option	Option	Not	Stock That
	Options (#)	Options (#)	Exercise	Expiration	Vested	Have Not
Name	Exercisable	Unexercisable	Price ($)	Date	(#)	Vested ($)
William C. Styslinger, III	41,000	-	26.75	5/24/10	88,584	573,138
	2,380	-	18.75	4/20/11	-	-
	52,620	-	18.75	4/20/11	-	-
	55,000	-	13.76	4/4/12	-	-
	46,875	-	7.00	3/5/13	-	-
	40,000	-	15.59	11/4/13	-	-
	20,000	-	14.56	12/4/13	-	-
	20,000	-	15.62	3/4/14	-	-
	40,000	-	12.21	5/24/14	-	-
	20,000	-	14.47	8/4/14	-	-
	20,000	-	17.39	11/4/14	-	-
Yvette Kanouff	4,260	-	34.00	4/14/10	31,998	207,027
	5,740	-	26.75	5/24/10	-	-
	3,865	-	23.31	11/30/10	-	-
	4,135	-	23.31	11/30/10	-	-
	7,000	-	13.76	4/4/12	-	-
	3,500	-	13.24	5/24/12	-	-
	4,500	-	10.72	5/27/13	-	-
	4,500	-	10.33	8/4/13	-	-
	4,500	-	15.59	11/4/13	-	-
	5,000	-	15.62	3/4/14	-	-
	2,118	-	12.21	5/24/14	-	-
	2,882	-	12.21	5/24/14	-	-
	5,000	-	14.47	8/4/14	-	-
	5,000	-	17.39	11/4/14	-	-
Kevin Bisson	-	-	-	-	29,036	187,863
Edward Dunbar	60,000	-	6.23	3/15/11	-	-

	Option Awards(1)				Stock Awards(2)
					Number
					of
					Shares
					or Units	Market
	Number of	Number of			of Stock	Value of
	Securities	Securities			That	Shares or
	Underlying	Underlying			Have	Units of
	Unexercised	Unexercised	Option	Option	Not	Stock That
	Options (#)	Options (#)	Exercise	Expiration	Vested	Have Not
Name	Exercisable	Unexercisable	Price ($)	Date	(#)	Vested ($)
Ira Goldfarb	7,668	-	34.00	4/14/10	29,493	190,820
	10,332	-	26.75	5/24/10	-	-
	14,400	-	23.31	11/30/10	-	-
	9,000	-	13.76	4/4/12	-	-
	4,500	-	13.24	5/24/12	-	-
	4,500	-	6.20	8/5/12	-	-
	4,500	-	6.05	11/4/12	-	-
	16,000	-	7.00	3/5/13	-	-
	4,500	-	10.72	5/27/13	-	-
	4,500	-	10.33	8/4/13	-	-
	4,500	-	15.59	11/4/13	-	-
	6,250	-	15.62	3/4/14	-	-
	6,250	-	12.21	5/24/14	-	-
	6,045	-	14.47	8/4/14	-	-
	205	-	14.47	8/4/14	-	-
	6,250	-	17.39	11/4/14	-	-
Bruce Mann	7,668	-	34.00	4/14/10	31,174	201,696
	10,332	-	26.75	5/24/10	-	-
	3,137	-	23.31	11/30/10	-	-
	56,863	-	23.31	11/30/10	-	-
	9,000	-	13.76	4/4/12	-	-
	4,500	-	13.24	5/24/12	-	-
	4,500	-	6.20	8/5/12	-	-
	4,500	-	6.05	11/4/12	-	-
	42,000	-	6.05	11/4/12	-	-
	4,500	-	7.00	3/5/13	-	-
	4,500	-	10.72	5/27/13	-	-
	4,500	-	10.33	8/4/13	-	-
	4,500	-	15.59	11/4/13	-	-
	6,250	-	15.62	3/4/14	-	-
	6,250	-	12.21	5/24/14	-	-
	6,250	-	14.47	8/4/14	-	-
	6,250	-	17.39	11/4/14	-	-
____________________

(1)	All options in the table above were granted under the Company’s Amended and Restated 1995 Stock Option Plan. Under this plan, one quarter of the options vest and become exercisable after one year and the balance vest and become exercisable over the next three years quarterly in equal installments. In fiscal 2006, the Company accelerated the vesting of certain unvested stock options with exercise prices equal to or greater than $9.00 per share that were previously awarded under the Company’s Amended and Restated 1995 Stock Option Plan.

(2)	These columns show the number of shares of Common Stock represented by unvested restricted stock units at January 31, 2010. The vesting dates for these unvested restricted stock units are as follows:

	Number of
	Restricted Stock
	Units That Have
Name	Not Vested	Date of Grant	Vesting Dates
William C. Styslinger, III	29,964	5/16/08	1/31/11
	58,620	4/30/09	1/31/11,1/31/12
Yvette Kanouff	8,404	5/16/08	1/31/11
	23,594	4/30/09	1/31/11,1/31/12
Kevin M. Bisson	13,620	5/16/08	1/31/11
	15,416	4/30/09	1/31/11,1/31/12
Edward Dunbar	-	-	-
Ira Goldfarb	11,404	5/16/08	1/31/11
	18,089	4/30/09	1/31/11,1/31/12
Bruce Mann	13,622	5/16/08	1/31/11
	17,551	4/30/09	1/31/11,1/31/12

Option Exercises and Stock Vested

     The following table summarizes the option exercises and vesting of stock awards for each of SeaChange’s named executive officers for fiscal 2010.

	Option Awards		Stock Awards
	Number of		Number of
	Shares	Value Realized	Shares	Value Realized
	Acquired on	on Exercise ($)	Acquired on	on Vesting ($)
Name	Exercise (#)	(1)	Vesting (#)	(2)
William C. Styslinger, III	-	-	68,067	437,927
Yvette Kanouff	21,500	163,615	26,588	172,624
Kevin M. Bisson	-	-	46,790	280,632
Edward Dunbar	-	-	-	-
Ira Goldfarb	-	-	26,027	168,995
Bruce Mann	-	-	26,580	172,841
____________________

(1)	The value realized upon exercise of stock options reflects the price at which shares acquired upon exercise of the stock options were sold or valued for income tax purposes, net of the exercise price for acquiring the shares.

(2)	The value realized upon vesting of the restricted stock units shown in the table above was calculated as the product of the closing price of a share of our common stock on the vesting date multiplied by the number of shares vested.

Pension Benefits

     SeaChange does not offer defined benefit plans to its employees.

Nonqualified Deferred Compensation

     SeaChange does not offer nonqualified defined contribution or other nonqualified deferred compensation plans to its employees.

Potential Payments upon Termination or Change in Control

     As explained above, SeaChange has entered into change in control severance agreements with each of its named executive officers. For purposes of these agreements, a “change in control” means any of the following:
  the members of the Board of Directors of SeaChange at the beginning of any consecutive 12-calendar month period (“Incumbent Directors”) ceasing for any reason other than death to constitute at least a majority of the Board, provided that any director whose election, or nomination for election, was approved by at least a majority of the members of the Board then still in office who were members of the Board at the beginning of the 12-calendar month period shall be deemed to be an Incumbent Director;

  any consolidation or merger whereby the stockholders of SeaChange immediately prior to the consolidation or merger do not, immediately after the consolidation or merger, beneficially own shares representing 50% or more of the combined voting power of the securities of the corporation (or its ultimate parent corporation) issuing cash or securities in the consolidation or merger;

  any sale or other transfer of all or substantially all of the assets of SeaChange to another entity, other than an entity of which at least 50% of the combined voting power is owned by stockholders in substantially the same proportion as their ownership of SeaChange prior to the transaction;

  any approval by the stockholders of SeaChange of a plan for liquidation or dissolution of SeaChange; or

  any corporation or other person acquiring 40% or more of the combined voting power of SeaChange.
     Upon a change in control, all of the executive’s unvested stock options and stock appreciation rights will automatically vest and become immediately exercisable, and any and all restricted stock and restricted stock rights then held by the executive shall fully vest and become immediately transferable free of restriction, other than those imposed by applicable law. In the event of a subsequent termination of the executive’s employment for any reason, all of the stock options and stock appreciation rights then held by the executive shall become exercisable for the lesser of (i) the remaining applicable term of the particular award or (ii) three years from the date of termination. In addition, if within one or two years following a Change in Control the employment of the executive is terminated (i) by SeaChange other than for specified causes, death or disability, or (ii) by the executive for specified good reason, the executive shall be entitled to the following:
  (i) for Mr. Styslinger, three times his annual base salary plus one times his bonus for the preceding year, or, if larger, the year prior to that, and (ii) for executives other than Mr. Styslinger, two times his or her annual base salary plus one times his or her bonus for the preceding year, or, if larger, the year prior to that;

  for a period of two years, continued health, life and disability benefits;

  outplacement services for up to one year following termination;

  up to $5,000 of financial planning services; and

  accrued vacation pay.
     As discussed above in Compensation Discussion and Analysis, each of the change-in-control agreements was amended, effective December 21, 2009, to remove the “parachute payment” tax gross-up under Section 280G under the Internal Revenue Code of 1986, as amended. Mr. Styslinger’s change-in-control agreement was further amended, effective June 1, 2010, to change the multiple of his base salary that is payable under the conditions set forth in the agreement from two times his annual base salary to three times his annual base salary.

     As a condition to the receipt by the executive of any payment or benefit under the change-in-control agreement, the executive must first execute a valid, binding and irrevocable general release in favor of SeaChange and in a form reasonably acceptable to SeaChange.

     The following table shows the payments to which SeaChange’s named executive officers, other than Mr. Dunbar, would have been entitled pursuant to his or her change-in control agreement had employment been terminated as of January 31, 2010 in circumstances that would have triggered the change-in control agreement.

Potential Payments Upon Termination or Change in Control

	Salary($)	Non-Equity Incentive Plan	Equity Incentive Plan	Benefits($)	Equity Awards
Name	(1)	Compensation ($) (1)	Compensation ($)(1)	(2)	($) (3)
William C. Styslinger, III	1,260,000	653,761	664,302	45,968	573,138
Yvette Kanouff	472,645	487,888	221,902	55,433	207,034
Kevin M. Bisson	661,500	-	301,955	55,433	187,863
Ira Goldfarb	300,000	340,858	252,834	55,433	190,820
Bruce Mann	559,175	163,810	301,955	45,968	201,670
____________________

(1)	For Mr. Styslinger, reflects three times his base salary and one times his bonus. For executives other than Mr. Styslinger, reflects two times the executive’s base salary and one times the executive’s bonus. For executives other than Mr. Styslinger, the salary and bonus payment is limited to the amount to which Mr. Styslinger is entitled.

(2)	Reflects the continuation of each named executive officer’s benefits under group benefit plans consisting of medical, dental, group life and disability and outplacement and financial planning services.

(3)	Reflects the value of all unvested stock options and restricted stock units that would vest as a result of the termination. The amounts are based on (i) in the case of accelerated options, the excess of the SeaChange January 29, 2010 closing common stock price over the applicable exercise price, and (ii) in the case of accelerated restricted stock units, the SeaChange closing common stock price as of January 29, 2010 multiplied by the number of unvested restricted stock units as of January 31, 2010. The grant date fair value of restricted stock unit awards have previously been disclosed in the Summary Compensation Table.

     As disclosed in SeaChange’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 11, 2010, in connection with the termination of Mr. Dunbar’s employment, SeaChange and Mr. Dunbar entered into a separation agreement, dated as of March 10, 2010 pursuant to which Mr. Dunbar will continue to receive his base salary through April 13, 2011 and the 60,000 stock options previously granted to Mr. Dunbar upon joining SeaChange were accelerated to be fully vested and exercisable through March 15, 2011. In addition, Mr. Dunbar remains bound by the terms of his previously executed Noncompetition, Nondisclosure and Developments Agreement which provides for a one-year post-employment noncompetition and nonsolicitation period.

Compensation Committee Report

     The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management and, based on such review and discussions, the Compensation Committee recommended to the Board that the Compensation Discussion and Analysis be included in this Amendment.

THE COMPENSATION COMMITTEE

Thomas F. Olson, Chair
Carmine Vona

Compensation Committee Interlocks and Insider Participation

     The Compensation Committee consists of Messrs. Olson and Vona. No person who served as a member of the Compensation Committee was, during the past fiscal year, an officer or employee of SeaChange or any of its subsidiaries, was formerly an officer of SeaChange or any of its subsidiaries, or had any relationship requiring disclosure herein. No executive officer of SeaChange served as a member of the compensation committee of another entity (or other committee of the Board of Directors performing equivalent functions or, in the absence of any such committee, the entire Board of Directors), one of whose executive officers served as a director of SeaChange.

Compensation of Directors

     During the fiscal year ended January 31, 2010, directors who were employees of SeaChange received no cash compensation for their services as directors, except for reimbursement of expenses incurred in connection with attending meetings. During fiscal year 2010, SeaChange directors who were not employees of SeaChange earned a fee of $9,000 per quarter and were reimbursed for their reasonable out-of-pocket expenses incurred in attending Board meetings. The Lead Director is entitled to receive an additional cash payment of $10,000 per quarter in consideration of service as Lead Director. Accordingly, for fiscal 2010, Mr. Olson earned $40,000 for his service as Lead Director in addition to earning $36,000 for his service as a director.

     The Chair of the Audit Committee of the Board of Directors is entitled to receive an additional cash payment of $3,750 per quarter. Accordingly, for fiscal 2010, Ms. Cotton earned $15,000 for her service as Chairperson of the Audit Committee in addition to earning $36,000 for service as a director. The Chairs of the Corporate Governance and Nominating Committee and of the Compensation Committee are each entitled to receive an additional cash payment of $2,500 per quarter. Accordingly, for fiscal 2010, Carmine Vona earned $10,000 for his service as Chair of the Corporate Governance and Nominating Committee in addition to earning $36,000 for service as a director. The Lead Director is not eligible to receive additional fees for service as chair of a committee. As a result, as Lead Director Mr. Olson does not receive the $2,500 quarterly fee he would otherwise be entitled to as Chairman of the Compensation Committee.

     In accordance with the compensation policy for non-employee directors adopted by the Compensation Committee in December 2005 and amended in July 2008, each non-employee director is entitled to receive an annual grant of 12,000 restricted stock units that vests in equal installments over three years. The annual grant of 12,000 restricted stock units with respect to fiscal 2010 was made in March 2010.

     In February 2009, the Board adopted a policy to award new non-employee directors the following awards at the time they join the Board: (i) an initial equity award of restricted stock units for 12,000 shares of SeaChange’s common stock, to vest annually over three years on the anniversary of the date the non-employee director joins the Board, and (ii) the annual restricted stock unit award made to non-employee directors described in the immediately preceding paragraph which, at the discretion of the Board, may be prorated for partial year service. Accordingly, upon Mr. Salvatori joining the Board in February 2009, Mr. Salvatori received a grant of 24,000 RSUs, and upon Mr. Huai joining the Board in August 2009, Mr. Huai received a grant of 16,000 RSUs.

Director Compensation
Fiscal Year 2010

	Fees Earned or	Stock
	Paid in	Awards
	Cash	(1)	Total
Name	($)	($)	($)
Mary Palermo Cotton	51,000	-	51,000
ReiJane Huai	15,000	144,000	159,000
Thomas F. Olson	76,000	-	76,000
Carlo Salvatori	36,000	143,520	179,520
Carmine Vona	46,000	-	46,000

____________________

(1)	Reflects compensation expense for restricted stock unit grants recognized for financial reporting purposes (exclusive of any assumptions for forfeitures) under FASB ASC Topic 718 (previously Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment,” (FAS 123R)) for the fiscal year ended January 31, 2010. The annual awards of 12,000 restricted stock units granted to non-employee directors for services rendered in fiscal 2010 were made in March 2010, during fiscal 2011, and thus are not reflected in the table above. Messrs. Huai and Salvatori were each granted awards of restricted stock units upon their election to the Board during fiscal 2010.

     The table below shows the aggregate number of stock awards and options outstanding for each non-employee director as of January 31, 2010. Stock awards consist of unvested restricted stock units. Upon vesting, the units are paid in the form of shares of our common stock.

	Aggregate Stock	Aggregate Stock
	Awards	Options
	Outstanding	Outstanding
Name	(#)	(#)
Mary Palermo Cotton	11,332	5,000
ReiJane Huai	16,000	0
Thomas F. Olson	11,332	27,562
Carlo Salvatori	24,000	0
Carmine Vona	11,332	32,563

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

     The following table sets forth information regarding the beneficial ownership of SeaChange common stock as of May 18, 2010 by:
  each person or entity who is known by SeaChange to beneficially own more than 5% of the common stock of SeaChange;

  each of the directors of SeaChange and each of the executive officers of SeaChange named in the Summary Compensation Table; and

  all of the directors and executive officers of SeaChange as a group.

     Except for the named executive officers and directors, none of these persons or entities has a relationship with SeaChange. Unless otherwise indicated, the address of each person or entity named in the table is c/o SeaChange International, Inc., 50 Nagog Park, Acton, Massachusetts 01720, and each person or entity has sole voting power and investment power (or shares such power with his or her spouse), with respect to all shares of capital stock listed as owned by such person or entity.

     The number and percentage of shares beneficially owned is determined in accordance with the rules of the SEC, and is not necessarily indicative of beneficial ownership for any other purpose. Under these rules, beneficial ownership includes any shares as to which a person has sole or shared voting power or investment power and also any shares of common stock underlying options or warrants that are exercisable by that person within 60 days of May 18, 2010. However, these shares underlying options or warrants are not treated as outstanding for the purpose of computing the percentage ownership of any other person or entity. Percentage of beneficial ownership is based on 32,479,796 shares of SeaChange’s common stock outstanding as of May 18, 2010.

	Amount and	Percent of
	Nature of	Common
	Beneficial	Stock
Name	Ownership(1)	Outstanding
William C. Styslinger, III (2)	2,209,465	6.7%
Yvette M. Kanouff	119,373	*
Kevin M. Bisson	60,529	*
Edward Dunbar (3)	90,000	*
Ira Goldfarb	185,240	*
Bruce Mann (4)	191,019	*
Mary Palermo Cotton	43,168	*
ReiJane Huai	0	*
Thomas F. Olson	65,230	*
Carlo Salvatori	8,000	*
Carmine Vona	85,118	*
Dimensional Fund Advisors LP (5)
1299 Ocean Avenue
Santa Monica, CA 90401	1,866,196	5.7%
Ramius LLC (6)
599 Lexington Avenue, 20th Floor
New York, NY 10022	2,250,000	6.9%
Wellington Management Company, LLP (7)
75 State Street
Boston, MA 02109	2,448,480	7.5%
All executive officers and directors as a group (13 persons) (8)	3,568,484	11.0%
____________________

*	Less than 1%

(1)	Includes shares of Common Stock which have not been issued but are subject to options which either are presently exercisable or will become exercisable within 60 days of May 18, 2010, as follows: Mr. Styslinger, 316,875 shares; Ms. Kanouff, 73,500 shares; Mr. Dunbar, 60,000 shares; Mr. Goldfarb, 89,900 shares; Mr. Mann, 126,832 shares; Ms. Cotton, 5,000 shares; Mr. Olson, 27,562 shares; and Mr. Vona, 32,563 shares. Excludes restricted stock units that will not have vested within 60 days of May 18, 2010, as follows: Mr. Styslinger, 88,584 unvested restricted stock units; Ms. Kanouff, 31,998 unvested restricted stock units; Mr. Bisson, 29,036 unvested restricted stock units; Mr. Goldfarb, 29,493 unvested restricted stock units; Mr. Mann, 31,174 unvested restricted stock units; Ms. Cotton, 23,332 unvested restricted stock units; Mr. Huai, 28,000 unvested restricted stock units; Mr. Olson, 23,332 unvested restricted stock units; Mr. Salvatori, 28,000 unvested restricted stock units; and Mr. Vona, 23,332 unvested restricted stock units.

(2)	Includes (i) 17,500 shares of common stock owned by Merrill Lynch, Trustee f/b/o William C. Styslinger, III, IRA and (ii) 171,500 shares of common stock owned by CGM IRA Rollover Custodian f/b/o William C. Styslinger, III, IRA. Excludes (i) 86,429 shares of common stock owned by Charles Jankovski as Trustee of The Styslinger Family Trust; (ii) 52,985 shares of common stock owned by his wife, Joyce Styslinger, and (iii) 25,810 shares of Common Stock owned by his daughter, Kimberly J. Styslinger. Mr. Styslinger disclaims beneficial ownership of the shares held by The Styslinger Family Trust; by his wife, Joyce Styslinger; and by his daughter, Kimberly J. Styslinger.

(3)	As disclosed in SeaChange’s Form 8-K filed March 11, 2010, Mr. Dunbar left SeaChange effective March 15, 2010. Mr. Dunbar is a named executive officer for the fiscal year ended January 31, 2010, but is no longer an executive officer or employee of SeaChange as of the date hereof.

(4)	Excludes (i) 20,137 shares of common stock owned by his daughter, Emily; (ii) 20,135 shares of common stock owned by his son, Benjamin, and (iii) 20,135 shares of common stock owned by his son, Jonathan. Mr. Mann disclaims beneficial ownership of the shares held by his children.

(5)	According to an amended Schedule 13G filed on February 8, 2010, Dimensional Fund Advisors LP may be deemed to have sole voting power with respect to 1,815,510 of the above-mentioned shares and sole dispositive power over all of the above-mentioned shares. Dimensional Fund Advisors LP serves as investment advisor to four investment companies and serves as investment manager to certain other commingled group trusts and investment accounts, which own the above-mentioned shares. Dimensional Fund Advisors LP disclaims beneficial ownership of such shares.

(6)	Based on information contained in an amended Schedule 13D/A filed on April 15, 2010 by Ramius LLC on behalf of itself and other reporting persons named therein. According to the Schedule 13D/A, as of the close of business on April 14, 2010, (i) Ramius Value and Opportunity Master Fund Ltd (“Value and Opportunity Master Fund”) had beneficial ownership and voting and dispositive control of 1,442,145 shares, (ii) Ramius Navigation Master Fund Ltd (“Navigation Master Fund”) had beneficial ownership and voting and dispositive control of 462,807 shares, (iii) Ramius Enterprise Master Fund Ltd (“Enterprise Master Fund”) had beneficial ownership and voting and dispositive control of 345,048 shares, (iv) RCG PB Ltd. (“RCG PB”), as the sole shareholder of Navigation Master Fund, may be deemed to have beneficial ownership and voting and dispositive control over the shares owned by Navigation Master Fund, (v) RCG Starboard Advisors, LLC (“RCG Starboard Advisors”), as the investment manager of Value and Opportunity Master Fund, may be deemed to have beneficial ownership and voting and dispositive control over the shares owned by Value and Opportunity Master Fund, (vi) Ramius Advisors, LLC (“Ramius Advisors”), as the investment advisor of each of Enterprise Master Fund, Navigation Master Fund and RCG PB, may be deemed to have beneficial ownership and voting and dispositive control over the shares owned by Enterprise Master Fund and Navigation Master Fund, (vii) Ramius LLC (“Ramius”), as the sole member of each of RCG Starboard Advisors and Ramius Advisors, may be deemed to have beneficial ownership and voting and dispositive control over the shares owned by Value and Opportunity Master Fund, Navigation Master Fund and Enterprise Master Fund, (vii) Cowen Group, Inc. (“Cowen”), as the sole member of Ramius, may be deemed to have beneficial ownership and voting and dispositive control over the shares owned by Value and Opportunity Master Fund, Navigation Master Fund and Enterprise Master Fund, (ix) RCG Holdings LLC (“RCG Holdings”), as a significant shareholder of Cowen, may be deemed to have beneficial ownership and voting and dispositive control over the shares owned by Value and Opportunity Master Fund, Navigation Master Fund and Enterprise Master Fund, and (x) C4S & Co., L.L.C. (“C4S”), as the managing member of RCG Holdings, may be deemed to have beneficial ownership and voting and dispositive control over the shares owned by Value and Opportunity Master Fund, Navigation Master Fund and Enterprise Master Fund. In addition, as the managing members of C4S, each of Peter A. Cohen, Morgan B. Stark, Jeffrey M. Solomon, and Thomas W. Strauss, may each be deemed to share beneficial ownership and voting and dispositive control of the shares held by Value and Opportunity Master Fund, Navigation Master Fund and Enterprise Master Fund. The persons and entities listed above have agreed to form a group with Messrs. John A. Buckett, who beneficially owns and controls 1,000 shares and Edward Terino, who beneficially owns and controls 10,000 shares, for the purposes of Section 13(d)(3) of the Securities Exchange Act of 1934.

(7)	According to an amended Schedule 13G filed on February 12, 2010, Wellington Management Company, LLP shares voting power with respect to 1,428,606 of the above-mentioned shares with its clients and shares dispositive power over all of the above-mentioned shares with its clients.

(8)	This group is comprised of those individuals named in the Summary Compensation Table, the remaining executive officers of SeaChange and those persons who were directors of SeaChange as of May 18, 2010. Includes an aggregate of 815,132 shares of Common Stock which the directors and executive officers, as a group, have the right to acquire by exercise of stock options or will acquire upon vesting of restricted stock units within 60 days of May 18, 2010. Excludes an aggregate of 383,194 restricted stock units held by directors and executive officers, as a group, that will not have vested within 60 days of May 18, 2010.

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

Number of securities
remaining available
		Weighted-	for future issuance
	Number of securities	average exercise	under equity
	to be issued upon	price of	compensation plans
	exercise of outstanding	outstanding	(excluding securities
	options, warrants and	options, warrants	reflected
Plan category	rights	and rights	in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders(1)	4,068,515 (2)	$15.06	2,202,596 (3)
Equity compensation not approved by security holders	-	$-	-
Total	4,068,515	$15.06	2,202,596
____________________

(1)	Consists of the Amended and Restated 2005 Equity Compensation Incentive Plan, the Amended and Restated 1995 Stock Option Plan, the 1996 Non-Employee Director Stock Option Plan and the Third Amended and Restated 1996 Employee Stock Purchase Plan.

(2)	Includes the 133,542 shares to be issued for the period ended May 31, 2010 under the Third Amended and Restated 1996 Employee Stock Purchase Plan.

(3)	As of January 31, 2010, 2,202,596 shares remained available for issuance under the Amended and Restated 2005 Equity Compensation Incentive Plan and no shares remained available for grant under the Third Amended and Restated 1996 Employee Stock Purchase Plan after giving effect to the options granted for the period ended May 31, 2010.

ITEM 13. Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Transactions

     SeaChange has adopted a written policy pursuant to the Amended and Restated Charter of the Audit Committee and the Charter of the Corporate Governance and Nominating Committee that all transactions between SeaChange and its officers, directors, principal stockholders and affiliates will be approved by a majority of the Board of Directors, including a majority of the independent and disinterested outside directors on the Board of Directors, and will be on terms no less favorable to SeaChange than could be obtained from unaffiliated third parties.

     ReiJane Huai, a director of SeaChange elected on August 28, 2009, is the Chairman and CEO of FalconStor Software Inc, from whom SeaChange purchases products used in the manufacture of SeaChange products. Product purchases from FalconStor Software were $550,000 for the fiscal year ended January 31, 2010. As of May 18, 2010, SeaChange had no liability to FalconStor Software, Inc.

     On September 1, 2009, SeaChange completed its acquisition of eventIS Group B.V. (“eventIS”) from a holding company in which Erwin van Dommelen, elected President of SeaChange Software in March 2010, has a 31.5% interest. At the closing, SeaChange made a cash payment to the holding company of $34.4 million plus $2.2 million based on an estimated working capital adjustment in accordance with the eventIS Share Purchase Agreement. In January 2010, SeaChange made a cash payment to the holding company of $395,000 for final settlement of the working capital adjustment. On each of the first, second and third anniversaries of the closing date, SeaChange is obligated to make additional fixed payments to the holding company of deferred purchase price under the eventIS share purchase agreement, each such payment to be in an aggregate amount of $2.8 million with $1.7 million payable in cash and $1.1 million payable by the issuance of restricted shares of SeaChange common stock, which will vest in equal installments over three years starting on the first anniversary of the date of issuance. Under the earnout provisions of the eventIS share purchase agreement, if certain performance goals are met over each of the three periods ending January 31, 2013, SeaChange will be obligated to make additional cash payments to the holding company.

Determination of Director Independence

     The Board of Directors has determined that Messrs. Huai, Olson, Salvatori and Vona and Ms. Cotton are “independent” directors, meeting all applicable independence requirements of the SEC, including Rule 10A-3(b)(1) pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Marketplace Rules of The Nasdaq Stock Market (“Nasdaq”). In making this determination, the Board of Directors affirmatively determined that none of such directors has a relationship that, in the opinion of the Board of Directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director, and that Mr. Huai's position as President and Chief Executive Officer of FalconStor, with whom SeaChange has a commercial relationship, did not preclude a determination that Mr. Huai qualified as “independent”.

ITEM 14. Principal Accountant Fees and Services

Fees for Services Provided by Grant Thornton LLP and PricewaterhouseCoopers LLP

     The following table sets forth the aggregate fees for services provided by Grant Thornton LLP, SeaChange’s independent registered public accounting firm for the fiscal years ended January 31, 2010 and 2009, and PricewaterhouseCoopers LLP, SeaChange’s independent registered public accounting firm prior to October 12, 2006.

	2010(1)	2009(2)
Audit Fees	$1,010,328	$1,270,278
Tax Fees	6,864	23,381
All Other Fees	--	1,500
Total:	$1,017,192	$1,295,159
____________________

(1)	Fees are solely billed by Grant Thornton LLP in fiscal 2010.

(2)	Includes (a) fees billed by Grant Thornton LLP in fiscal 2009 as follows: audit fees of $1,241,246; and (b) fees billed by PricewaterhouseCoopers LLP in fiscal 2009 as follows: audit fees of $29,032; tax fees of $23,381; and other fees of $1,500.

     Audit Fees. These are aggregate fees billed for professional services rendered by Grant Thornton LLP for the fiscal year ended January 31, 2010, and by Grant Thornton LLP and PricewaterhouseCoopers LLP for the fiscal year ended January 31, 2009 for (a) the annual audit of SeaChange’s financial statements for each such fiscal year including statutory audits of foreign subsidiaries and the accompanying attestation report regarding SeaChange’s internal control over financial reporting contained in SeaChange’s annual reports on Form 10-K, (b) reviews of the quarterly financial information included in SeaChange’s Quarterly Reports on Form 10-Q for each such fiscal year and (c) reviews of SEC filings, as well as fees for audit services rendered by Grant Thornton LLP during fiscal 2010 in connection with SeaChange’s acquisition of eventIS Group B.V. and VividLogic, Inc.

     Tax Fees. These are fees billed for professional services for tax compliance, tax advice and tax planning for the fiscal years ended January 31, 2010 and 2009. The Tax Fees for each of the foregoing fiscal years related to tax planning and compliance services.

     All Other Fees. These are fees billed primarily for proprietary client software access to financial accounting, SEC and tax regulations provided by PricewaterhouseCoopers LLP.

     The Audit Committee of the Board of Directors has determined that the provision of the services as set out above is compatible with maintaining Grant Thornton LLP’s independence.

Audit Committee Pre-Approval Policy

     The Audit Committee’s policy is to pre-approve all audit, audit-related, tax and other non-audit services that may be provided by Grant Thornton LLP, the independent registered public accounting firm. The policy identifies the principles that must be considered by the Audit Committee in approving these services to ensure that Grant Thornton LLP’s independence is not impaired; describes the audit and audit-related, tax and other services that may be provided; and sets forth pre-approval requirements for all permitted services. To date, Audit Committee pre-approval has been sought for the provision of all services by Grant Thornton LLP.

PART IV

ITEM 15. Exhibits and Financial Statement Schedules.

(a)(3) INDEX TO EXHIBITS

Exhibit No.	Description
31.1	Certification Pursuant to Rule 13a-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Rule 13a-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, SeaChange International, Inc. has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: June 1, 2010

SEACHANGE INTERNATIONAL, INC.

By:	/s/ WILLIAM C. STYSLINGER, III
William C. Styslinger, III
Chief Executive Officer,
Chairman of the Board and Director

     Pursuant to the requirements of the Securities Exchange Act of 1934, this amended report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title(s)	Date
/s/ WILLIAM C. STYSLINGER, III	Chief Executive Officer, Chairman of the Board and	June 1, 2010
William C. Styslinger, III	Director (Principal Executive Officer)

/s/ KEVIN M. BISSON	Chief Financial Officer, Senior Vice President,	June 1, 2010
Kevin M. Bisson	Finance and Administration, Treasurer and Secretary (Principal Financial and Accounting Officer)

*	Director	June 1, 2010
Mary Palermo Cotton

*	Director	June 1, 2010
Thomas F. Olson

*	Director	June 1, 2010
Carlo Salvatori

*	Director	June 1, 2010
Carmine Vona

*	Director	June 1, 2010
ReiJane Huai

*By:	/s/ WILLIAM C. STYSLINGER, III
William C. Styslinger, III
Attorney-in-Fact