Form 10-Q
period 2010-04-30
SEACHANGE INTERNATIONAL INC
filed 2010-06-09
CIK 1019671

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

_______________________

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2010

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

The number of shares outstanding of the registrant’s Common Stock on June 3, 2010 was 31,374,295.

SEACHANGE INTERNATIONAL, INC.

Table of Contents

		Page
PART I. FINANCIAL INFORMATION

Item 1.	Unaudited Financial Statements

	Consolidated Balance Sheets at April 30, 2010 and January 31, 2010	3

	Consolidated Statements of Operations for the three months ended April 30, 2010 and April 30, 2009	4

	Consolidated Statements of Cash Flows for the three months ended April 30, 2010 and April 30, 2009	5

	Notes to Consolidated Financial Statements	6-21

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21-31

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	31-32

Item 4.	Controls and Procedures	32

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	33

Item 1A.	Risk Factors	33

Item 6.	Exhibits	33

SIGNATURES		34

PART I – FINANCIAL INFORMATION

ITEM 1. Financial Statements

SEACHANGE INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	April 30,	January 31,
	2010	2010
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$69,474	$37,647
Restricted cash	1,270	73
Marketable securities	6,607	2,114
Accounts receivable, net of allowance for doubtful accounts of $996
and $852, respectively	43,554	50,337
Unbilled receivables	4,511	3,941
Inventories, net	17,874	17,830
Prepaid expenses and other current assets	6,647	7,253
Deferred tax asset	4,198	2,474
Total current assets	154,135	121,669
Property and equipment, net	39,280	39,682
Marketable securities, long-term	8,214	8,688
Investments in affiliates	4,799	13,697
Intangible assets, net	31,555	26,264
Goodwill	64,836	55,876
Deferred tax assets, long-term	810
Other assets	2,013	1,271
Total assets	$305,642	$267,147
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$12,407	$10,371
Income taxes payable	7,029	360
Other accrued expenses	12,614	10,814
Customer deposits	4,651	4,279
Deferred revenues	36,343	34,158
Deferred tax liabilities	—	800
Total current liabilities	73,044	60,782
Deferred revenue, long-term	12,398	12,635
Other liabilities, long-term	14,914	6,574
Distribution and losses in excess of investment	1,547	1,469
Deferred tax liabilities	8,614	7,765
Total liabilities	110,517	89,225
Stockholders Equity:
Convertible preferred stock, $0.01 par value, 5,000,000 shares authorized,
none issued or outstanding	—	—
Common stock, $0.01 par value;100,000,000 shares authorized; 32,521,422 and
32,563,063 shares issued; 31,370,887 and 31,216,267 shares outstanding	327	326
respectively
Additional paid-in capital	212,931	211,504
Treasury stock, at cost 1,150,535 and 1,346,796 common shares, respectively	(8,757)	(8,757)
Accumulated earnings (deficit)	1,422	(17,450)
Accumulated other comprehensive loss	(10,798)	(7,701)
Total stockholders’ equity	195,125	177,922
Total liabilities and stockholders’ equity	$305,642	$267,147

The accompanying notes are an integral part of these consolidated financial statements.

SEACHANGE INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share data)
(unaudited)

	Three Months Ended
	April 30,
	2010	2009
Revenues:
Products	$24,634	$26,370
Services	29,432	22,506
Total revenues	54,066	48,876
Cost of revenues:
Products	9,644	9,969
Services	17,532	13,889
Total cost of revenues	27,176	23,858
Gross profit	26,890	25,018
Operating expenses:
Research and development	13,564	12,104
Selling and marketing	6,384	6,264
General and administrative	6,801	4,867
Amortization of intangibles	898	479
Restructuring	4,311	-
Total operating expenses	31,958	23,714
(Loss) income from operations	(5,068)	1,304
Gain on sale of investment in affiliate	25,188	-
Other (expense) income, net	(542)	135
Income before income taxes and equity loss in earnings of
affiliates	19,578	1,439
Income tax provision	594	244
Equity loss in earnings of affiliates, net of tax	(112)	(197)
Net income	$18,872	$998
Earnings per share:
Basic	$0.60	$0.03
Diluted	$0.59	$0.03
Weighted average common shares outstanding:
Basic	31,270	30,847
Diluted	31,732	31,220

The accompanying notes are an integral part of these consolidated financial statements.

SEACHANGE INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended
	April 30,
	2010	2009
Cash flows from operating activities:
Net income	$18,872	$998
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	2,020	1,784
Amortization of intangibles and capitalized software	1,343	530
Inventory valuation charge	112	120
Provision for doubtful accounts receivable	(4)	50
Discounts earned and amortization of premiums on marketable securities	16	27
Equity loss in earnings of affiliates	112	197
Gain on sale of investment in affiliate	(25,188)	-
Stock-based compensation expense	498	761
Deferred income taxes	(5,976)	(98)
Changes in operating assets and liabilities:
Accounts receivable	9,350	(2,233)
Unbilled receivables	(570)	761
Inventories	(490)	(1,784)
Prepaid expenses and other assets	268	(572)
Accounts payable	1,888	1,784
Income taxes payable	6,794	212
Accrued expenses	2,103	(1,680)
Customer deposits	372	7,373
Deferred revenues	898	1,671
Other	(199)	26
Net cash provided by operating activities	12,219	9,927
Cash flows from investing activities:
Purchases of property and equipment	(1,543)	(2,434)
Purchases of marketable securities	(5,154)	(11,118)
Proceeds from sale and maturity of marketable securities	1,072	10,555
Payments for acquisitions, net of cash acquired	(9,538)	(723)
Payment for equity investments	-	(212)
Gross proceeds from sale of investment in affiliate	34,086	-
Net cash provided (used) by investing activities	18,923	(3,932)
Cash flows from financing activities:
Purchases of treasury stock	-	(1,720)
Proceeds from issuance of common stock relating to the stock plans	931	-
Net cash provided (used) in financing activities	931	(1,720)
Effect of exchange rate changes on cash and cash equivalents	(246)	127
Net increase in cash and cash equivalents	31,827	4,402
Cash and cash equivalents, beginning of period	37,647	62,458
Cash and cash equivalents, end of period	$69,474	$66,860
Supplemental disclosure of non-cash activities:
Transfer of items originally classified as inventories to equipment	$310	$1,185

The accompanying notes are an integral part of these consolidated financial statements.

SEACHANGE INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1. Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of SeaChange International, Inc. and its subsidiaries (“SeaChange” or the “Company”) in accordance with U.S. generally accepted accounting principles (U.S. GAAP) for interim financial reports and the instructions for Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared under generally accepted accounting principles have been condensed or omitted pursuant to such regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the Company’s most recently audited financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K and Form 10-K/A as filed with the SEC for the fiscal year ended January 31, 2010. In the opinion of management, the accompanying financial statements include all adjustments necessary to present a fair presentation of the consolidated financial statements for the periods shown. Interim results are not necessarily indicative of the operating results for the full fiscal year or any future periods. The preparation of these financial statements in conformity with U.S. GAAP requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and disclosure of contingent assets and liabilities. Actual results may differ from management’s estimates.

There have been no significant changes in our accounting policies during the three months ended April 30, 2010, as compared to the significant accounting policies described in our Annual Report on Form 10-K and Form 10-K/A for the year ended January 31, 2010.

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

Level 2: Observable market based inputs or unobservable inputs that are corroborated by market data.

Level 3: Unobservable inputs that are not corroborated by market data.

     The Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of April 30, 2010 are as follows:

	April 30,	Fair Value Measurements Using
	2010	Level 1	Level 2	Level 3
		(in thousands )
Financial assets:
Money market accounts (a)	$3,409	$3,409	$-	$-
U.S. government agency issues (a)	14,570	14,570	-	-
Certificate of deposit (a)	251	251	-	-
Total assets	$18,230	$18,230	$-	$-

Forward exchange contract (a)	$1,589	$1,589	$-	$-
Other liabilities:
Acquisition-related consideration (b)	$16,188	$-	$-	$16,188

(a)	Money market funds and US government agency securities, included in cash and cash equivalents in the accompanying balance sheet, are valued at quoted market prices for identical instruments in active markets.
(b)	The fair value of our contingent consideration arrangement is determined based on the Company’s evaluation as to the probability and amount of any earn-out that will be achieved based on expected future performance by the acquired entity, as well as the fair value of fixed purchase price.

There have been no transfers between Level 1 and Level 2. The only transfer into or out of Level 3 has been the addition of VividLogic, Inc. The following table sets forth a reconciliation of assets measured at fair value on a recurring basis with the use of significant unobservable inputs (Level 3) for the three months ended April 30, 2010 (in thousands):

Level 3
Accrued Contingent
Consideration
Beginning balance January 31, 2010	$9,514
Addition of VividLogic, Inc.	7,415
Contingency payment	(311)
Translation adjustment	(430)
Ending balance April 30, 2010	$16,188

The following is a summary of available for sale securities.

		Gross	Gross
		Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
	(in thousands)
April 30, 2010:
Cash	$66,065	$-	$-	$66,065
Cash equivalents	3,409	-	-	3,409
Cash and cash equivalents	69,474	-	-	69,474
US government agency issues	6,497	110	-	6,607
Marketable securities—short-term	6,497	110	-	6,607
US government agency issues	7,843	120	-	7,963
Corporate debt securities	250	1	-	251
Marketable securities—long-term	8,093	121	-	8,214
Total cash equivalents and marketable securities	$84,064	$231	$-	$84,295
January 31, 2010:
Cash	$32,725	$-	$-	$32,725
Cash equivalents	4,922	-	-	4,922
Cash and cash equivalents	37,647	-	-	37,647
US government agency issues	2,023	91	-	2,114
Marketable securities—short-term	2,023	91	-	2,114
US government agency issues	8,276	161	-	8,437
Corporate debt securities	250	1	-	251
Marketable securities—long-term	8,526	162	-	8,688
Total cash equivalents and marketable securities	$48,196	$253	$-	$48,449

     Foreign Currency Exchange Risk

The Company entered into a foreign exchange forward contract denominated in Euros to hedge against a portion of the foreign currency exchange risk associated with the acquisition of eventIS Group B.V. for the fixed deferred purchase price. The purpose of the Company’s foreign currency risk management program is to reduce volatility in earnings caused by exchange rate fluctuations. FASB ASC Topic 815, Derivatives and Hedging, requires companies to recognize all of the derivative financial instruments as either assets or liabilities at fair value in the consolidated balance sheets based upon quoted market prices for comparable instruments. The Company’s derivative instrument did not meet the criteria for hedge accounting within FASB ASC Topic 815. Therefore, the foreign currency forward contracts are recorded at fair value, with the gain or loss on these transactions recorded in the unaudited consolidated statements of operations within “other (expense) income, net” in the period in which they occur. The Company does not use derivative financial instruments for trading or speculative purposes. As of April 30, 2010, the Company had one outstanding foreign currency exchange forward contract to buy Euros totaling €1.2 million that settles on September 1, 2010. During the three months ended April 30, 2010, the Company recorded approximately $75,000 of losses related to its foreign currency exchange forward contract. The Company’s foreign currency exchange contract is an over-the-counter instrument. There is an active market for this instrument, and therefore, it is classified as Level 1 in the fair value hierarchy.

3. Inventories

Inventory consists primarily of hardware and related component parts and is stated at the lower of cost (on a first-in, first-out basis) or market. Inventories consist of the following:

	April 30,	January 31,
	2010	2010
	(in thousands)
Components and assemblies	$12,006	$11,316
Finished products	5,868	6,514
Total inventory, net	$17,874	$17,830

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

ODG’s original investment in the joint venture was recorded at $154,000 representing the US dollar equivalent of the initial cash contribution. The difference between the book and fair value of the customer contracts and content license agreements is being accreted over the expected five year life of the contracts and recorded as a gain and an increase in the investment. This gain will be partially offset by ODG’s 50% share of the joint venture’s amortization expense over the same period related to the acquired contracts and content license agreements. ODG also recorded a net payable amount to the joint venture of $337,000 as of the joint venture formation date reflecting the transfer of net liabilities incurred by ODG related to the joint venture as well as the joint venture’s reimbursement of previously incurred costs by ODG of $787,000 related to joint venture activities prior to its formation. Consistent with authoritative guidance regarding non-monetary transactions, ODG did not record other income in connection with the reimbursement of these costs or any other gains as ODG is deemed to have a commitment to support the operations of the joint venture. ODG treated the reimbursement and other gain for a total of $869,000 as a capital distribution in excess of the carrying value of its investment in the joint venture. This capital distribution is being accreted over the expected five year life of the customer contracts and recorded as a gain and an increase in the investment in the joint venture.

ODG entered into a Service Agreement with the joint venture whereby ODG provides content aggregation, distribution, marketing and administration services to the joint venture under an arm’s length fee structure. In the three months ended April 30, 2010 and 2009, ODG recorded revenues of $396,000 and $344,000, respectively, related to the Service Agreement. ODG’s share of profits from this agreement in proportion to its equity ownership interest is eliminated in consolidation.

The Shareholder’s Agreement requires both ODG and TMG to provide cash contributions up to $4.2 million upon the request of the joint venture’s management and approval by the shareholders of the joint venture. To date the Company has contributed $1.2 million as required per the shareholders agreement.

ODG recorded its proportionate share of the joint venture’s losses for the three months ending April 30, 2010 and 2009 of $112,000 and $197,000, respectively. Due to the capital distribution and ODG’s share of the joint venture’s net loss exceeding the book value of its investment in the joint venture, the investment is recorded as a long-term liability of $1.5 million at April 30, 2010 and January 31, 2010, respectively.

5. Acquisitions and Dispositions

eventIS Group B.V.

On September 1, 2009, the Company acquired the entire share capital (the “eventIS Shares”) of eventIS Group B.V. (“eventIS”) pursuant to the Agreement for the Acquisition of the Entire Share Capital of eventIS Group B.V. (the “eventIS Share Purchase Agreement”). eventIS, based in Eindhoven, the Netherlands, provides video on demand and linear broadcast software and related services to cable television and telecommunications companies primarily in Europe. The results of eventIS’s operations have been included in the consolidated financial statements since the acquisition date. The Company acquired eventIS to expand its VOD solutions into the European market.

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

On each of the first, second and third anniversaries of the closing date, the Company is obligated to make additional fixed payments of deferred purchase price under the eventIS Share Purchase Agreement (the “Deferred Fixed Purchase Price Payments”), each such payment to be in an aggregate amount of $2.8 million with $1.7 million payable in cash and $1.1 million payable by the issuance of restricted shares of SeaChange common stock, which will vest in equal installments over three years starting on the first anniversary of the date of issuance (“Restricted Stock”). At the option of the former shareholder of eventIS, up to forty percent of this payment in Restricted Stock may be payable in cash. Under the earnout provisions of the eventIS Share Purchase Agreement, if certain performance goals are met over each of the three annual periods ending January 31, 2013, the Company will be obligated to make additional cash payments to the former shareholder of eventIS (each, an “Earnout Payment”).

Allocation of Consideration Transferred

The identifiable assets acquired and liabilities assumed in the eventIS acquisition were recognized and measured as of the acquisition date, September 1, 2009, based on their estimated fair values. The excess of the acquisition date fair value of consideration transferred over the fair value of the net tangible assets and intangible assets acquired was recorded as goodwill.

The following table summarizes the fair values of the assets acquired and liabilities assumed at the eventIS acquisition date.

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

     Intangible Assets

In determining the fair value of the intangible assets, the Company considered, among other factors, the intended use of acquired assets, analyses of historical financial performance and estimates of future performance of eventIS’s products. The fair values of identified intangible assets were calculated based on estimates and assumptions provided by eventIS’s and the Company’s management. The rates utilized to discount net cash flows to their present values were based on a weighted average cost of capital of 17%. This discount rate was determined after consideration of the rate of return on debt capital and equity that typical investors would require in an investment in companies similar in size and operating in similar markets as eventIS. The following table sets forth the components of identified intangible assets associated with the eventIS acquisition and their estimated useful lives:

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

     Deferred Revenue

In connection with the allocation of consideration transferred, SeaChange recorded the fair value of the customer contract obligations assumed from eventIS. The fair value of the customer contract obligations was determined using a cost build-up approach. The cost build-up approach determines fair value by estimating the costs relating to fulfilling the obligations plus a normal profit margin. The sum of the costs and operating profit approximates, in theory, the amount that SeaChange would be required to pay a third party to assume the service obligations. The costs to fulfill the service obligations were based on the historical direct costs and indirect costs related to eventIS’s contracts with its customers. Direct costs include personnel directly engaged in providing service and support activities, while indirect costs consist of estimated general and administrative expenses based on normalized levels as a percentage of revenue. Profit associated with selling efforts was excluded because eventIS had concluded the selling efforts on the service contracts prior to the date of the Company’s acquisition. The research and development costs associated with the customer contracts have been included in the fair value determination, as these costs were deemed to represent a legal obligation to the customers at the time of acquisition. SeaChange recorded $6.2 million of deferred revenue to reflect the fair value of eventIS’s service obligations assumed.

Acquisition-related Consideration

A liability was recognized for the acquisition date fair value of the acquisition-related consideration for the deferred fixed purchase price, and the estimated earnout payments and working capital adjustments. Any change in the fair value of the acquisition-related consideration subsequent to the acquisition date, including changes from events after the acquisition date, such as changes in our estimate of the meeting of performance goals, will be recognized in earnings in the period the estimated fair value changes. The fair value estimate is based on the probability weighted bookings to be achieved over the earnout period. A change in fair value of the acquisition-related consideration could have a material effect on the statement of operations and financial position in the period of the change in estimate. The fair value of the acquisition-related consideration to be distributed directly to the eventIS selling shareholder was estimated by the Company at the acquisition date to be $10.1 million on September 1, 2009 and $8.8 million as of April 30, 2010.

VividLogic, Inc.

On February 1, 2010, the Company completed its acquisition of all the outstanding capital stock of VividLogic, Inc. (“VividLogic”). VividLogic, based in Fremont, California provides in-home infrastructure software for high definition televisions, home gateways, and set-top boxes to cable television service providers, set-top box manufacturers and consumer electronics (CE) suppliers. The Company acquired VividLogic to expand its in-home solutions. The results of VividLogic’s operations have been included in the consolidated financial statements since the acquisition date. The Company has engaged a third-party valuation firm to assist in the determination of the fair value of the VividLogic intangible assets, deferred revenues, and contingent consideration with such determination expected to be finalized by the end of the second quarter of fiscal 2011. The Company is currently undergoing a valuation of the assets and liabilities acquired. The fair value and allocation of the purchase price is preliminary based on the Company’s best estimates as of February 1, 2010.

Fair Value of Consideration Transferred

At the closing, the Company made a cash payment of $12.0 million. In addition, the VividLogic shareholders are entitled to $8.5 million in cash from available working capital of which $3.5 million was paid at the closing and $1.5 million was paid on June 1, 2010. Of the remaining $3.5 million of estimated working capital adjustment to be paid in cash, $1.5 million will be paid on August 1, 2010, and $2.0 million will be paid on February 1, 2011. In addition, on each of the first, second and third anniversaries of the closing date, the Company is obligated to make additional fixed payments of deferred purchase price of $1.0 million in cash. The Company may also be obligated to make earnout payments if certain performance goals are met over each of the three annual periods ending February 1, 2011, 2012 and 2013. The purchase price allocated to current assets included an indemnification asset held in escrow for $1.2 million representing an estimate of the selling shareholders obligation to indemnify the Company for the outcome of a potential contingent liability relating to an uncertain tax position. The indemnification asset was measured on the same basis as the liability for the uncertain tax position. VividLogic has been under tax examination by the State of California since January 2009 for the tax years 2006 and 2007. As of April 30, 2010, The Company has not received nor agreed upon any final adjustments. The indemnification asset will be settled once the results of the audit by the State of California are complete.

Allocation of Consideration Transferred

The identifiable assets acquired and liabilities assumed in the VividLogic acquisition were recognized and measured as of the acquisition date, February 1, 2010, based on their estimated fair values. The excess of the acquisition date fair value of consideration transferred over the estimated fair value of the net tangible assets and intangible assets acquired was recorded as goodwill.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the VividLogic acquisition date.

(in thousands)
Payment of cash to VividLogic shareholders	$14,270
Indemnification held in escrow	1,200
Acquisition-related deferred consideration	7,415
Total acquisition-date fair value	$22,885

(in thousands)
Cash and cash equivalents	$5,932
Accounts receivable	2,917
Other tangible assets	539
Deferred tax assets	170
Intangible assets	7,700
Total identifiable assets acquired	17,258

Accounts payable and other liabilities	(1,740)
Deferred taxes	(2,526)
Deferred revenue	(1,489)
Total liabilities assumed	(5,755)

Goodwill	11,382

Net assets acquired	$22,885

     Intangible Assets

In determining the estimated fair value of the intangible assets, the Company is considering, among other factors, the intended use of acquired assets, analyses of historical financial performance and estimates of future performance of VividLogic’s products. The estimated fair values of identified intangible assets were calculated using an income approach based on estimates and assumptions provided by VividLogic’s and the Company’s management. The following table sets forth the components of estimated identified intangible assets associated with the VividLogic acquisition and their estimated useful lives:

	Useful life	Fair Value
		(in thousands)
Existing technology	7 years	$2,310
Non-compete agreements	3 years	770
Customer contracts	10 years	4,620
Total intangible assets		$7,700

SeaChange determined the useful life of estimated intangible assets based on the expected future cash flows associated with the respective asset. Existing technology is comprised of products that have reached technological feasibility and are part of VividLogic’s product line. Non-compete agreements represent the fair value of the non-compete with the former shareholders and key employees and will be amortized over the term of the agreements. Customer contracts represent the underlying relationships and agreements with VividLogic’s installed customer base. Amortization of existing technology is included in cost of product revenue, and amortization expense for customer relationships and trademarks is included in operating expenses.

     Goodwill

Of the total VividLogic purchase price of $23.0 million, $11.4 million was allocated to goodwill. Goodwill represents the excess of the purchase price of an acquired business over the fair value of the underlying net tangible and intangible assets. SeaChange determined that the estimated goodwill included the value of VividLogic’s work force and expected synergies in global sales and marketing. SeaChange considers the acquired business an addition to the Company’s Software reporting segment. The Company made this determination based upon the financial information provided and reviewed by our Chief Executive Officer (the chief operating decision maker) and the similar economic characteristics to our other products in our Software segment. None of the goodwill associated with the VividLogic acquisition is deductible for income tax purposes.

       Deferred Revenue

In connection with the allocation of consideration transferred, SeaChange recorded the estimated fair value of the customer contract obligations assumed from VividLogic. The estimated fair value of the customer contract obligations was determined using a cost build-up approach. The cost build-up approach determines fair value by estimating the costs relating to fulfilling the obligations plus a normal profit margin. The sum of the costs and operating profit approximates, in theory, the amount that SeaChange would be required to pay a third party to assume the service obligations. The estimated costs to fulfill the service obligations were based on the historical direct costs and indirect costs related to VividLogic’s contracts with its customers. Direct costs include personnel directly engaged in providing service and support activities, while indirect costs consist of estimated general and administrative expenses based on normalized levels as a percentage of revenue. Profit associated with selling efforts was excluded because VividLogic had concluded the selling efforts on the service contracts prior to the date of the Company’s acquisition. The research and development costs associated with the customer contracts have been included in the fair value determination, as these costs were deemed to represent a legal obligation to the customers at the time of acquisition. SeaChange estimated $1.5 million of deferred revenue as of the acquisition date to reflect the fair value of VividLogic’s service obligations assumed.

Acquisition-related Consideration

A liability was recognized for the acquisition date estimated fair value of the acquisition-related consideration for the deferred fixed purchase price, the estimated earnout payments and working capital adjustments. Any change in the fair value of the acquisition-related consideration subsequent to the acquisition date, including changes from events after the acquisition date, such as changes in our estimate of the meeting of performance goals, will be recognized in earnings in the period the estimated fair value changes. The fair value estimate for the earnout payment was insignificant and is based on the probability weighted bookings to be achieved over the earnout period. A change in fair value of the acquisition-related consideration could have a material effect on the statement of operations and financial position in the period of the change in estimate. The fair value of the acquisition-related consideration to be distributed directly to the VividLogic selling shareholders was estimated by the Company at the acquisition date to be $7.4 million.

Acquisition-related Costs

Acquisition-related costs recognized for the three months ended April 30, 2010 include transaction costs. SeaChange recorded transaction costs such as legal, accounting, valuation and other professional services of $800,000 for the three months ended April 30, 2010. The transaction costs were expensed and recorded in general and administrative expenses in the Consolidated Statement of Operations. During the quarter ended April 30, 2010, the Company recorded a charge of $20,000 which is included as interest expense in the Consolidated Statement of Operations for the change in fair value of the deferred fixed purchase price.

Casa Systems, Inc

On April 26, 2010, the Company sold its entire 19.8% ownership interest in Casa Systems, Inc.(“Casa”) back to Casa, a Massachusetts development stage company that specializes in video-on-demand products with the telecommunications and television markets, for $34.1 million realizing a pre-tax profit of $25.2 million which was included in the Consolidated Statement of Operations.

6. Goodwill and Intangible Assets

       Goodwill

Goodwill allocated to the Company’s reportable segments and changes in the carrying amount of goodwill for the first three months of fiscal 2011 were as follows:

	Goodwill
	Software	Servers & Storage	Media Services	Total
	(in thousands)
Balance at January 31, 2010	$35,536	$754	$19,586	$55,876
Acquisition of VividLogic	11,382	-	-	11,382
Cumulative translation adjustment	(1,521)	-	(901)	(2,422)
Balance at April 30, 2010	$45,397	$754	$18,685	$64,836

The Company performed its annual impairment testing of goodwill on August 1, 2009 associated with its three reporting units and determined there was no goodwill impairment.

       Intangible Assets

Intangible assets consisted of the following:

		April 30, 2010
	Useful Life	Gross	Accumulated Amortization	Net
			(in thousands)
Customer contracts	1- 10 years	$32,544	$(12,396)	$20,148
Non-compete agreements	2-3 years	2,756	(441)	2,315
Completed technology	4 - 9 years	11,871	(3,821)	8,050
Trademarks and other	5 years	1,748	(1,234)	514
In-process research and development	4 - 6 years	528	-	528
Total intangible assets		$49,447	$(17,892)	$31,555

Estimated future amortization expenses related to the above intangible assets at April 30, 2010 are as follows:

Fiscal Year	(in thousands)
2011 (for the remaining nine months ending January 31, 2011)	$3,823
2012	5,165
2013	5,047
2014	3,785
2015 and thereafter	13,207
Total	$31,027

7. Commitments and Contingencies

              ARRIS Litigation

On July 31, 2009, Arris Corporation (“Arris”) filed a contempt motion in the U.S. District Court for the District of Delaware against SeaChange International relating to U.S. Patent No 5,805,804 (the “804 patent”), a patent owned by Arris. In its motion, Arris is seeking further patent royalties and the enforcement of the permanent injunction entered by the Court on April 6, 2006 against certain SeaChange products. On August 3, 2009, SeaChange filed a complaint seeking a declaratory judgment from the Court that its products do not infringe the ‘804 patent and asserting certain equitable defenses. SeaChange also filed a motion to consolidate the Arris contempt motion with the declaratory judgment action and requested a status conference on SeaChange’s declaratory judgment action. On August 25, 2009, Arris filed 1) an answer to SeaChange’s complaint that included a counterclaim of patent infringement under the ‘804 patent; and 2) a motion to stay the declaratory judgment action until the resolution of the contempt motion. On June 4, 2010, the Court entered an order granting Arris’ motion to stay the declaratory judgment action pending resolution of the contempt proceeding and denied SeaChange’s motion to consolidate and request for status conference. SeaChange is currently preparing for the Court its response to the contempt motion. SeaChange believes that Arris’ contempt motion is without merit, and that SeaChange products do not infringe the remaining claims under the ‘804 patent.

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

8. Restructuring

During the three months ended April 30, 2010, the Company initiated and completed actions to lower its cost structure as it strives to improve its financial performance. The first quarter of fiscal 2011 included restructuring charges to its income statement totaling $1.8 million for severance costs related to the termination of approximately 64 employees and a write down of inventory of approximately $2.5 million related to the decision in the first quarter to discontinue certain products within the Servers and Storage segment.

The amounts reported as accrued liabilities as of April 30, 2010 were as follows:

(in thousands)	Severance
Accrual at beginning of period	$-
Amount charged to expense	1,838
Severance costs paid	(962)
Accrual at end of period	$876

9. Segment Information

The Company is managed and operated as three segments, Software, Servers and Storage, and Media Services. A description of the three reporting segments is as follows:
  Software segment includes product revenues from the Company’s Advertising, VOD, Middleware and Broadcast software, related services such as professional services, installation, training, project management, product maintenance, technical support and software development for those software products, and operating expenses relating to the Software segment such as research and development, selling and marketing and amortization of intangibles. The Software segment includes the results of eventIS from the date of the acquisition on September 1, 2009 and the results of VividLogic from the date of acquisition on February 1, 2010.
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
Under this reporting structure, the Company further determined that there are significant functions, and therefore costs, that are considered corporate expenses and are not allocated to the reportable segments for the purposes of assessing performance and making operating decisions. These unallocated costs include general and administrative expenses, other than direct general and administrative expenses related to Media Services and Software, other income (expense), net, taxes and equity losses in earnings of affiliates, which are managed separately at the corporate level.

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

	Three Months Ended
	April 30,
	2010	2009
	(in thousands)
Software
Revenue:
Products	$21,132	$16,285
Services	19,816	14,333
Total revenue	40,948	30,618
Gross profit	22,084	17,730
Operating expenses:
Research and development	10,417	9,478
Selling and marketing	4,650	3,678
General and administrative	174	-
Amortization of intangibles	827	385
Restructuring	344	-
	16,412	13,541
Income from operations	$5,672	$4,189

Servers and Storage
Revenue:
Products	$3,502	$10,085
Services	3,248	3,968
Total revenue	6,750	14,053
Gross profit	3,198	6,898
Operating expenses:
Research and development	3,147	2,626
Selling and marketing	1,734	2,586
Restructuring	3,056	-
	7,937	5,212
(Loss) income from operations	$(4,739)	$1,686

Media Services
Service revenue	$6,368	$4,205
Gross profit	1,608	390
Operating expenses:
General and administrative	879	819
Amortization of intangibles	71	94
	950	913
Income (loss) from operations	$658	$(523)

Unallocated Corporate
Operating expenses:
General and administrative	$5,748	$4,048
Restructuring	$911	$-
Total unallocated corporate expenses	$6,659	$4,048

Consolidated (loss) income from operations	$(5,068)	$1,304

The following table summarizes revenues by geographic locations:

	Three Months Ended
	April 30,
	2010		2009
	Amount	%	Amount	%
	(in thousands, except percentages)
Revenues by customers' geographic locations:
North America	$33,874	62%	$37,124	76%
Europe and Middle East	14,064	26%	9,061	19%
Latin America	3,692	7%	1,572	3%
Asia Pacific and other international locations	2,436	5%	1,119	2%
Total	$54,066		$48,876

The following summarizes revenues by significant customer where such revenue exceeded 10% of total revenues for the indicated period:

	Three Months Ended
	April 30,
	2010	2009
Customer A	35%	24%
Customer B	12%	10%
Customer C	*	18%

* Denotes a percentage less than 10%

At April 30, 2010, two different customers accounted for approximately 35% and 14%, respectively, of the accounts receivable and unbilled receivables balances, and at April 30, 2009, three customers accounted for 25%, 23% and 12%, respectively, of SeaChange’s accounts receivable and unbilled receivables balances.

10. Income Taxes

Our effective tax rate was a provision of 3% and 17% for the three months ended April 30, 2010 and 2009, respectively. Our income tax provision consists of federal, foreign, and state income taxes.

The difference in the fiscal 2011 period between our effective tax rate and the federal statutory rate of 35% is primarily due to the differential in foreign tax rates. In addition there were two discrete items which included the tax expense associated with the gain on the sale of Casa Systems, Inc and the benefit from the decrease of a portion of the valuation allowance against its deferred tax asset due to the Company having met the “more likely than not” realization criteria on its U.S. deferred tax asset as of April 30, 2010. Previously, the Company maintained a full valuation allowance and will continue to monitor available information in determining whether there is sufficient evidence to consider releasing some or all of the remaining valuation allowance. Should the Company determine any portion of the valuation allowance is no longer required; a tax benefit would be recorded in the financial period of the change in determination.

In conjunction with the purchase price allocation for the acquisition of VividLogic, we recorded a liability for uncertain tax position in the amount of $1.2 million. Tax years 2006 to 2009 of VividLogic are currently open for examination. An indemnification asset held in escrow of $1.2 million has also been recorded, which represents the selling shareholders’ obligation to indemnify the Company for uncertain tax positions taken by the former shareholders of VividLogic.

The difference in the fiscal 2010 periods between our effective tax rate and the federal statutory rate of 35% was primarily due to the differential in foreign tax rates and the utilization of foreign tax credits.

11. Comprehensive Income

During the first quarter of fiscal year 2011, the U.S. dollar strengthened in value against foreign currencies held by our subsidiaries. As a result, the Company’s Media Services operations in the U.K. and the eventIS operations in the Netherlands generated a foreign currency translation loss of $3.0 million, which was recorded as accumulated other comprehensive income, decreasing the Company’s equity section of the balance sheet over the prior period.

The components of comprehensive income consisted of the following:

	Three Months Ended
	April 30,
	2010	2009
	(in thousands)
Net income	$18,872	$998
Other comprehensive income (loss):
Foreign currency translation adjustment	(3,049)	835
Unrealized loss on marketable securities, net of tax	(48)	(41)
Other comprehensive income (loss), net of tax	(3,097)	794
Comprehensive income	$15,775	$1,792

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

For the three months ended April 30, 2010 and 2009, 3,012,600 and 4,405,291 of common stock equivalents, respectively, were anti-dilutive based on the Company’s stock price being lower than the option exercise price.

Below is a summary of the shares used in calculating basic and diluted income per share for the periods indicated:

	Three Months Ended
	April 30,
	2010	2009
	(in thousands)
Weighted average shares used in calculating
earnings per share—Basic	31,270	30,847
Dilutive common stock equivalents	462	373

Weighted average shares used in calculating
earnings per share—Diluted	31,732	31,220

13. Related Party

ReiJane Huai, a director of the Company elected on August 28, 2009, is the Chairman and CEO of FalconStor Software Inc., from whom the Company purchases products used in the manufacture of SeaChange products. There were no product purchases from FalconStor Software for the three months ended April 30, 2010, and the Company had no liability to FalconStor Software as of April 30, 2010.

On September 1, 2009, SeaChange completed its acquisition of eventIS from a holding company in which Erwin van Dommelen, elected President of SeaChange Software in March 2010, has a 31.5% interest. At the closing, SeaChange made a cash payment to the holding company of $34.4 million plus $2.2 million based on an estimated working capital adjustment in accordance with the eventIS Share Purchase Agreement. In January 2010, SeaChange made a cash payment to the holding company of $395,000 for final settlement of the working capital adjustment. On each of the first, second and third anniversaries of the closing date, SeaChange is obligated to make additional fixed payments to the holding company of deferred purchase price under the eventIS share purchase agreement, each such payment to be in an aggregate amount of $2.8 million with $1.7 million payable in cash and $1.1 million payable by the issuance of restricted shares of SeaChange common stock, which will vest in equal installments over three years starting on the first anniversary of the date of issuance. Under the earnout provisions of the eventIS share purchase agreement, if certain performance goals are met over each of the three periods ending January 31, 2013, SeaChange will be obligated to make additional cash payments to the holding company.

14. Recently Issued Accounting Standard Updates

New Accounting Guidance Recently Adopted

In June 2009, the FASB issued an authoritative update to address the elimination of the concept of a qualifying special purpose entity and to replace the quantitative-based risks and rewards calculation for determining which enterprise has a controlling financial interest in a variable interest entity. Also, the new guidance requires an ongoing assessment of whether an entity is the primary beneficiary of a variable interest entity. The amended approach focuses on identifying which enterprise has the power to direct the activities of a variable interest entity and the obligation to absorb losses of the entity or the right to receive benefits from the entity. Additionally, the update provides more timely and useful information about an enterprise’s involvement with a variable interest entity. The Company adopted this new guidance in the first quarter of fiscal year 2011. The adoption of this guidance did not have a material impact on our financial position or results of operations.

In January 2010, the FASB issued new guidance on the disclosures of fair value measurements. This new guidance amends the authoritative guidance for fair value measurements and disclosures by adding new disclosure requirements with respect to transfers in and out of Levels 1 and 2 fair value measurements, as well as by requiring gross basis disclosures for purchases, sales, issuances, and settlements included in the reconciliation of Level 3 fair value measurements. This new guidance also amends the authoritative guidance by providing clarifications to existing disclosure requirements. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements which are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. We adopted this new guidance, including the guidance related to the disclosures about purchases, sales, issuances, and settlements in the roll forwards of activity in Level 3 fair value measurements, beginning in the first quarter of fiscal year 2011. The adoption of this guidance did not have a material impact on our financial position or results of operations.

Recent Accounting Guidance Not Yet Effective

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

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following information should be read in conjunction with the unaudited consolidated financial information and the notes thereto included in this Quarterly Report on Form 10-Q. In addition to historical information, the following discussion and other parts of this Quarterly Report contain forward-looking statements, as that term is defined in the Private Securities Litigation Reform Act of 1995, that involve risks and uncertainties. You should not place undue reliance on these forward-looking statements. Actual events or results may differ materially due to competitive factors and other factors referred to in Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K and Form 10-K/A for our fiscal year ended January 31, 2010 and elsewhere in this Quarterly Report. These factors may cause our actual results to differ materially from any forward-looking statement.

Overview

We are a leading developer, manufacturer and marketer of digital video systems and services including the management, aggregation, licensing, storage, and distribution of video, television, gaming and advertisement content to cable system operators, telecommunications companies and broadcast television companies.

On September 1, 2009, the Company acquired the entire share capital of eventIS Group B.V. (“eventIS”). Based in Eindhoven, the Netherlands, eventIS provides video on demand and linear broadcast software and related services to cable television and telecommunications companies primarily in Europe. The results of eventIS’s operations have been included in the consolidated financial statements since the acquisition date. The Company acquired eventIS, among other reasons, to expand its video on demand solutions into the European market.

On February 1, 2010, the Company completed its acquisition of all the outstanding capital stock of VividLogic, Inc. (“VividLogic”). VividLogic, based in Fremont, California, provides in-home infrastructure software for high definition televisions, home gateways, and set-top boxes to cable television service providers, set-top box manufacturers and consumer electronics (CE) suppliers. The results of VividLogic’s operations have been included in the consolidated financial statements since the acquisition date. The Company acquired VividLogic to expand its in-home solutions.

On April 26, 2010, the Company sold its entire 19.8% ownership interest in Casa Systems, Inc. (“Casa”) back to Casa, a Massachusetts development stage company that specializes in video-on-demand products with the telecommunications and television markets, for $34.1 million realizing a pre-tax profit of $25.2 million which was included in the Consolidated Statement of Operations.

The Company’s previously reported unaudited first quarter fiscal 2011 financial results included in the Company’s earnings release issued May 27, 2010 understated income tax expense by $5.8 million related principally to the accounting for income taxes resulting from the sale of the Company’s entire ownership interest in Casa. As a result, the financial results contained in this report with respect to the three months ended April 30, 2010 differ from the Company’s previously issued financial results in that the Company realized an income tax provision of $594,000 and not an income tax benefit of $5.2 million, the Company realized net income of $18.9 million and not net income of $24.6 million, the Company realized basic earnings per share of $0.60 and not $0.79, and the Company realized diluted earnings per share of $0.59 and not $0.78. This revision of previously reported tax expense did not change the Company’s previously reported non-GAAP financial results for the three months ended April 30, 2010.

The Company is managed and operated as three segments, Software, Servers and Storage, and Media Services. A description of the three reporting segments is as follows:
  Software segment includes product revenues from the Company’s Advertising, VOD, Middleware and Broadcast software, related services such as professional services, installation, training, project management, product maintenance, technical support and software development for those software products, and operating expenses relating to the Software segment such as research and development, selling and marketing and amortization of intangibles. The Software segment includes the results of eventIS from the date of the acquisition on September 1, 2009 and the results of VividLogic from the date of acquisition on February 1, 2010.
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
The Company determined there are significant functions, and therefore costs, that are considered corporate expenses and are not allocated to the reportable segments for the purposes of assessing performance and making operating decisions. These unallocated costs include general and administrative expenses, other than direct general and administrative expenses related to the Software and Media Services segments, other income (expense), net, taxes and equity losses in earnings of affiliates, which are managed separately at the corporate level.

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
  our ability to control operating costs given the fluctuations that we have experienced with revenues from quarter to quarter, and our ability to successfully integrate businesses acquired by us, including eventIS, Mobix Interactive, and VividLogic.

Three Months ended April 30, 2010 Compared to the Three Months Ended April 30, 2009

The following table sets forth statement of operations data for the three months ended April 30, 2010 compared to the three months ended April 30, 2009.

	Three Months Ended
	April 30,
	2010	2009
	(in thousands)
Revenues:
Products	$24,634	$26,370
Services	29,432	22,506
Total Revenues	54,066	48,876

Costs and expenses:
Cost of product revenues	9,644	9,969
Cost of services revenues	17,532	13,889
Research and development	13,564	12,104
Selling and marketing	6,384	6,264
General and administrative	6,801	4,867
Amortization of intangibles	898	479
Restructuring	4,311	-
(Loss) income from operations	(5,068)	1,304
Gain on sale of investment in affiliate	25,188	-
Other (expense) income, net	(542)	135
Income before income taxes and equity loss in earnings of affiliates	19,578	1,439
Income tax provision	594	244
Equity loss in earnings of affiliates, net of tax	(112)	(197)
Net income	$18,872	$998

Revenues

The following table summarizes information about the Company’s reportable segment revenues for the three months ended April 30, 2010 and 2009.

Three Months Ended
April 30,
2010		2009	%
(in thousands, except for percentage data)
Software revenues:
Products	$21,132	$16,285	30%
Services	19,816	14,333	38%
Total Software revenues	40,948	30,618	34%

Servers and Storage revenues:
Products	3,502	10,085	-65%
Services	3,248	3,968	-18%
Total Servers and Storage revenues	6,750	14,053	-52%

Media Services:
Services	6,368	4,205	51%

Total consolidated revenue:
Products	24,634	26,370	-7%
Services	29,432	22,506	31%
Total consolidated revenues	$54,066	$48,876	11%

Product Revenues. Product revenues decreased 7% to $24.6 million in the three months ended April 30, 2010 from $26.4 million in the three months ended April 30, 2009. Product revenues from the Software segment accounted for 86% and 62% of the total product revenue for the three months ended April 30, 2010 and 2009, respectively. The Servers and Storage segment accounted for 14% and 38% of total product revenues in the three months ended April 30, 2010 and 2009, respectively. The decrease in Product revenues was due to a decrease in VOD server revenues year over year due to lower shipments of VOD servers to North American service providers when compared to an unusually high level of shipments in last year’s first quarter. This decrease was partially offset by higher Axiom software revenues from one of our large North American customers and higher Advertising product revenues.

Services Revenues. Services revenues increased 31% year over year to $29.4 million in the three months ended April 30, 2010 from $22.5 million in the three months ended April 30, 2009. For the three months ended April 30, 2010 and 2009, services revenues for the Software segment accounted for 67% and 64% of the total services revenue, respectively. Servers and Storage services revenue accounted for 11% and 18% of total services revenue and Media Services revenue accounted for 22% and 18% of total services revenues in three months ended April 30, 2010 and 2009, respectively. The increase in Services revenues compared to the three months ended April 30, 2009 was due to increased revenues from Media Services resulting from recent contract wins late in the third quarter of fiscal 2010 and VOD services revenues from the Comcast software subscription agreement extensions during the first quarter of fiscal 2011, which were classified as services revenues. Unlike in prior periods, where software subscription agreements with Comcast provided for specified enhancements and therefore were classified as product revenues, the agreement extension in the first quarter of fiscal 2011 contained no specified enhancements. During the previous year, the subscription agreement was accounted for under the percentage of completion accounting basis and recorded as product revenues. The Company expects to finalize a new software subscription agreement with Comcast during the second quarter of fiscal 2011.

For the three months ended April 30, 2010, two customers accounted for more than 47% of our total revenues, and three customers accounted for more than 52% of our total revenues for the three months ended April 30, 2009. Revenue from each of these customers was included in revenue from the Software and the Servers and Storage segments. We believe that a significant amount of our revenues will continue to be derived from a limited number of customers.

International sales accounted for approximately 39% and 26% of total revenues in the three months ended April 30, 2010 and 2009, respectively. With the acquisition of eventIS, headquartered in the Netherlands, we expect that international products and services revenues will be a significant portion of our business in the future.

Software Revenues. Revenues from our Software segment for the three months ended April 30, 2010 increased $10.3 million, or a 34% increase compared to the three months ended April 30, 2009. The $4.8 million or 30% increase in the software products revenues was due to higher software licensing revenue from our VOD software products primarily from a large North American customer, and higher Advertising products revenues.

The $5.5 million or 38% increase in services revenue compared to the three months ended April 30, 2009 was due to the Comcast software subscription agreement which was accounted for as services revenues, as noted above, and the inclusion of service revenues from the recent acquisitions of eventIS and VividLogic.

Servers and Storage Revenues. Revenues from the Servers and Storage segment for the three months ended April 30, 2010 decreased $7.3 million or 52% compared to the three months ended April 30, 2009. The decrease in product revenues in the three months ended April 30, 2010 of $6.6 million compared to the same quarter in the previous year was primarily due to decreased shipments of VOD servers when compared to the first quarter of last year which included large shipments of VOD servers to two large North American customers. The decrease was partially offset by shipments of VOD servers to a customer in Latin America.

The 18% decrease in service revenues compared to the three months ended April 30, 2009 was due to lower VOD server installation revenues resulting from a decrease in VOD server revenues year over year and lower Broadcast technical support revenues.

Media Services. Revenues from Media Services increased by approximately $2.2 million or 51% in the three months ended April 30, 2010 compared to the three months ended April 30, 2009. The increase in revenue was due primarily to recent contract wins in Dubai and France and increased content processing revenues from customers in Greece and Turkey.

Product Gross Profit. Costs of product revenues consist primarily of the cost of purchased material components and subassemblies, labor and overhead relating to the final assembly and testing of complete systems and related expenses. The gross profit percentage for products was relatively flat at 61% and 62% for the three months ended April 30, 2010 and 2009, respectively.

Services Gross Profit. Cost of services revenues consist primarily of labor, materials and overhead relating to the installation, training, product maintenance and technical support, software development, and project management provided by us and costs associated with providing video content services. The gross profit percentage for services increased from 38% to 41% for the three months ended April 30, 2010 compared to the same quarter in the previous year primarily due to increased margins from the Media Services segment and the inclusion of the Comcast software subscription agreement extensions which carry higher margins than typical service revenues.

Software Revenues Gross Profit. Software segment gross margin of 54% for the three months ended April 30, 2010 was four percentage points lower compared to the three months ended April 30, 2009. The decrease in software gross margins was primarily due to lower than normal margins for our VOD software products resulting from a significant product shipment during this year’s first quarter resulting in a competitor displacement at a large North American customer.

Servers and Storage Gross Profit. Servers and Storage segment gross margin of 47% in the three months ended April 30, 2010 was two percentage points lower than in the three months ended April 30, 2009 due mainly to lower Broadcast server technical support revenue.

Media Services Gross Profit. Media Services segment gross margin of 25% for the three months ended April 30, 2010 was sixteen percentage points higher than the gross margin for the three months ended April 30, 2009 due to the inclusion in the first quarter of last year of additional headcount related costs of bringing in-house all content processing and the continued third party costs during that related transition last year.

Research and Development. Research and development expenses consist primarily of the compensation of development personnel, depreciation of development and test equipment and an allocation of related facilities expenses. Research and development expenses increased from $12.1 million, or 25% of total revenues, in the three months ended April 30, 2009, to $13.6 million, or 25% of total revenues, in the three months ended April 30, 2010. The increase year over year is primarily due to the inclusion of eventIS and higher headcount costs related to the VOD software and middleware product lines.

Selling and Marketing. Selling and marketing expenses consist primarily of compensation expenses, including sales commissions, travel expenses and certain promotional expenses. Selling and marketing expenses increased from $6.3 million, or 13% of total revenues, in the three months ended April 30, 2009, to $6.4 million, or 12% of total revenues, in the three months ended April 30, 2010. The increase compared to the three months ended April 30, 2009 was primarily due to the inclusion of eventIS.

General and Administrative. General and administrative expenses consist primarily of the compensation of executive, finance, human resource and administrative personnel, legal and accounting services and an allocation of related facilities expenses. In the three months ended April 30, 2010, general and administrative expenses increased to $6.8 million, or 13% of total revenues, from $4.9 million, or 10% of total revenues, in the three months ended April 30, 2009. The increase was primarily due to transaction costs related to the VividLogic acquisition and higher legal and professional fees.

Amortization of intangible assets. Amortization expense consists of the amortization of acquired intangible assets which are operating expenses and not considered costs of revenues. In the three months ended April 30, 2010 and 2009, amortization expense was $898,000 and $479,000, respectively. An additional $445,000 and $51,000 of amortization expense related to acquired technology was charged to cost of sales for the three months ended April 30, 2010 and 2009, respectively, with the increase in the three months ended April 30, 2010 being due to amortization expense of the intangible assets related to the acquisition of eventIS and VividLogic.

Restructuring. During the first quarter of fiscal 2011, the Company initiated actions to lower its cost structure as it strives to improve its financial performance. The first quarter of fiscal 2011 included restructuring charges to its income statement totaling $1.8 million for severance costs related to the termination of approximately 64 employees and a write down of inventory of approximately $2.5 million related to the decision in the first quarter to discontinue certain products within the Servers and Storage segment.

Gain on sale of investment in affiliate. On April 26, 2010, the Company sold its entire 19.8% ownership interest in Casa Systems, Inc. (“Casa”) back to Casa, a Massachusetts development stage company that specializes in video-on-demand products with the telecommunications and television markets, for $34.1 million realizing a pre-tax profit of $25.2 million which was included in the Consolidated Statement of Operations.

Other(expense) income, net. Other (expense) income, net was a $542,000 expense in the three months ended April 30, 2010, compared to $135,000 of income in the three months ended April 30, 2009. The $542,000 of expense for the three months ended April 30, 2010 was comprised of $54,000 of interest expense and $480,000 of foreign exchange losses. The $135,000 of income for the three months ended April 30, 2009, was comprised of $209,000 of net interest income and $74,000 of translation loss. Translation gains and losses at our various foreign subsidiaries (where the functional currency is the US Dollar) are derived from fluctuations in exchange rates between the various currencies and the U.S dollar.

Equity Loss in Earnings of Affiliates. Equity loss in earnings of affiliates was $112,000 and $197,000 in the three months ended April 30, 2010 and 2009, respectively. For the three months ended April 30, 2010, $250,000 of equity loss was recognized from On Demand Deutschland, net of $138,000 in accreted gains related to customer contracts and content licensing agreements and a capital distribution related to reimbursement of previously incurred costs. For the three months ended April 30, 2009, the On Demand Deutschland loss was $328,000 net of $131,000 in accreted gains related to customer contracts and content licensing agreements and a capital distribution related to reimbursement of previously incurred costs.

Income Tax Provision. Our effective tax rate was a provision of 3% and 17% for the three months ended April 30, 2010 and 2009, respectively. Our income tax provision consists of federal, foreign, and state income taxes. As disclosed above in the overview, the Company’s previously reported unaudited first quarter fiscal 2011 financial results included in the Company’s earnings release issued May 27, 2010 understated income tax expense by $5.8 million related principally to the accounting for income taxes resulting from the sale of the Company’s entire ownership interest in Casa. As a result, the financial results contained in this report with respect to the three months ended April 30, 2010 differ from the Company’s previously issued financial results in that the Company realized an income tax provision of $594,000 and not an income tax benefit of $5.2 million, the Company realized net income of $18.9 million and not net income of $24.6 million, the Company realized basic earnings per share of $0.60 and not $0.79, and the Company realized diluted earnings per share of $0.59 and not $0.78. This revision of previously reported tax expense did not change the Company’s previously reported non-GAAP financial results for the three months ended April 30, 2010.

The difference in the fiscal 2011 period between our effective tax rate and the federal statutory rate of 35% is primarily due to the differential in foreign tax rates. In addition there were two discrete items which included the tax expense associated with the gain on the sale of Casa Systems, Inc. and the benefit from the decrease of a portion of the valuation allowance against its deferred tax asset due to the Company having met the “more likely than not” realization criteria on its U.S. deferred tax asset as of April 30, 2010. Previously, the Company maintained a full valuation allowance and will continue to monitor available information in determining whether there is sufficient evidence to consider releasing some or all of the remaining valuation allowance. Should the Company determine any portion of the valuation allowance is no longer required, a tax benefit would be recorded in the financial period of the change in determination.

In conjunction with the purchase price allocation for the acquisition of VividLogic, we recorded a liability for uncertain tax position in the amount of $1.2 million. Tax years 2006 to 2009 of VividLogic are currently open for examination. An indemnification asset held in escrow of $1.2 million has also been recorded, which represents the selling shareholders’ obligation to indemnify the Company for uncertain tax positions taken by the former shareholders of VividLogic.

The difference in the fiscal 2010 periods between our effective tax rate and the federal statutory rate of 35% was primarily due to the differential in foreign tax rates and the utilization of foreign tax credits.

Non GAAP Measures. As part of our ongoing review of financial information related to our business, we regularly use non-GAAP measures, in particular adjusted non-GAAP earnings per share, as we believe they provide a meaningful insight into our business and trends. We also believe that these adjusted non-GAAP measures provide readers of our financial statements with useful information and insight with respect to the results of our business. However, the presentation of adjusted non-GAAP information is not intended to be considered in isolation or as a substitute for results prepared in accordance with GAAP. Below are tables for the three months ended April 30, 2010 and 2009, respectively:

	Three months Ended			Three months Ended
	April 30, 2010			April 30, 2009
	GAAP	Adjustment	Non-GAAP	GAAP	Adjustment	Non-GAAP
Revenues	$54,066	$2,339	$56,405	$48,876	$-	$48,876

Operating expenses	31,958		31,958	23,714		23,714
Stock-based compensation	-	498	498	-	761	761
Amortization of intangible assets	-	1,343	1,343	-	530	530
Restructuring	-	4,311	4,311
Acquisition related costs	-	800	800	-	-	-
	31,958	6,952	25,006	23,714	1,291	22,423

(Loss) income from operations	(5,068)	9,291	4,223	1,304	1,291	2,595

Income from sale of investment in affiliate	25,188	(25,188)	-

Income tax benefit (provision) impact	(594)	134	(460)	(244)	(74)	(318)

Net income	$18,872	$(15,763)	$3,109	$998	$1,217	$2,215
Diluted income per share	$0.59	$(0.50)	$0.10	$0.03	$0.04	$0.07
Diluted weighted average common shares outstanding	31,732	31,732	31,732	31,220	31,220	31,220

     In managing and reviewing our business performance, we exclude a number of items required by GAAP. Management believes that excluding these items, mentioned below, is useful in understanding trends and managing our operations. We believe it is useful for investors to understand the effects of these items on our total operating expenses. Our non-GAAP financial measures include adjustments based on the following items, as well as the related income tax effects and adjustments to the valuation allowance.

     Deferred software revenue: Business combination accounting rules require us to account for the fair value of customer contracts assumed in connection with our acquisitions. In connection with the acquisition of eventIS Group B.V. on September 1, 2009 and VividLogic, Inc on February 1, 2010, the book value of our deferred software revenue was reduced by approximately $2.3 million in the adjustment to fair value. Because these customer contracts may take up to 18 months to complete, our GAAP revenues subsequent to this acquisition do not reflect the full amount of software revenues on assumed customer contracts that would have otherwise been recorded by eventIS Group B.V. and Vividlogic, Inc. We believe this adjustment is useful to investors as a measure of the ongoing performance of our business because we have historically experienced high renewal rates on similar customer contracts, although we cannot be certain that customers will renew these contracts.

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

	Three Months Ended
	April 30,	April 30,
	2010	2009
Cost of revenues	$67	$158
Research and development	135	215
Selling and marketing	105	98
General and administrative	191	290
Total stock-based compensation	$498	$761

     Amortization of intangible assets: We have excluded the effect of amortization of intangible assets from our non-GAAP operating expenses and net income measures. Amortization of intangibles is inconsistent in amount and frequency and is significantly affected by the timing and size of our acquisitions.

	Three Months Ended
	April 30,	April 30,
	2010	2009
Cost of revenues:	445	51
Operating expenses:	898	479
Total amortization of intangibles	$1,343	$530

     Restructuring: We incurred charges due to the restructuring of our business including severance charges and write down of inventory to net realizable value, which we generally would not have otherwise incurred in the periods presented as part of our continuing operations.

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

     Income from sale of investment in affiliate: We generated income due to the sale of our investment in Casa Systems, Inc. We excluded the income generated by this investment due to its non recurring nature.

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

Liquidity and Capital Resources

Historically, we have financed our operations and capital expenditures primarily with cash on-hand. Cash and marketable securities increased $37.1 million from $48.5 million at January 31, 2010 to $85.6 million at April 30, 2010. Working capital, increased from $60.9 million at January 31, 2010 to $81.1 million at April 30, 2010. The increase was primarily the result of the sale of our equity investment in Casa Systems, Inc.

Net cash provided by operating activities was $12.2 million for the three months ended April 30, 2010 compared to net cash provided by operating activities of $9.9 million for the three months ended April 30, 2009. The net cash provided by operating activities for the three months ended April 30, 2010 was primarily the result of net income and non-cash expenses using $8.2 million and a decrease of working capital of $20.4 million. The primary reason for the decrease in working capital was the decrease of $9.4 million in accounts receivable due to strong collection efforts and increases in accounts payable and accrued expenses of $5.0 million due to the timing of vendor payments and an increase of $6.0 million in income taxes payable due to the tax related to the sale of the Company’s equity investment in Casa Systems, Inc.

Net cash provided by investing activities was $18.9 million for the three months ended April 30, 2010 compared to net cash used by investing activities of $3.9 million for the three months ended April 30, 2009. Investment activity for the three months ended April 30, 2010 consisted of the acquisition of VividLogic for $9.5 million, net of cash acquired, capital additions of $1.5 million and net purchases of marketable securities of $4.1 million, offset by the proceeds of $34.1 million from the sale of the Company’s equity investment in Casa Systems, Inc.

Net cash provided by financing activities was $931,000 for the three months ended April 30, 2010 and net cash used by financing activities was $1.7 million for the three months ended April 30, 2009. In the three months ended April 30, 2010, the cash provided by financing activities was $931,000 from the issuance of common stock in connection with stock option exercises.

Effect of exchange rates on cash and cash equivalents of $246,000 was the result of the translation of ODG’s and eventIS’s cash balances, which use the British pound and the Euro, respectively, as their functional currencies, to U.S. dollars at April 30, 2010.

Under the share purchase agreement with the former shareholder of eventIS, on each of the first, second and third anniversaries of the closing date, the Company is obligated to make additional fixed payments of deferred purchase price, each such payment to be in an aggregate amount of $2.8 million with $1.7 million payable in cash and $1.1 million payable by the issuance of restricted shares of SeaChange common stock, which will vest in equal installments over three years starting on the first anniversary of the date of issuance. At the option of the former shareholder of eventIS, up to forty percent of this payment in restricted stock may be payable in cash. Under the earnout provisions of the share purchase agreement if certain performance goals are met over each of the three annual periods ending January 31, 2013, the Company will be obligated to make additional cash payments to the former shareholder of eventIS.

Under the share purchase agreement with the former shareholders of VividLogic, the Company is obligated to pay $1.5 million on August 1, 2010 and $2 million will be paid on February 1, 2011. On each of the first, second and third anniversaries of the closing date, the Company is also obligated to make additional fixed payments of deferred purchase price of $1.0 million in cash. In addition, the Company may also be obligated to make earnout payments if certain performance goals are met over each of the three annual periods ending February 1, 2013. On June 1, 2010, the Company made its obligated payment of $1.5 million due to the former shareholders of VividLogic, Inc. The purchase price allocated to current assets included an indemnification asset held in escrow for $1.2 million representing an estimate of the selling shareholders obligation to indemnify the Company for the outcome of a potential contingent liability relating to an uncertain tax position. The indemnification asset was measured on the same basis as the liability for the uncertain tax position. VividLogic has been under tax examination by the State of California since January 2009 for the tax years 2006 and 2007. As of April 30, 2010, the Company has not received nor agreed upon any final adjustments. The indemnification asset will be settled once the results of the audit by the State of California are complete.

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

We are occasionally required to post letters of credit, issued by a financial institution, to secure certain sales contracts. Letters of credit generally authorize the financial institution to make a payment to the beneficiary upon the satisfaction of a certain event or the failure to satisfy an obligation. The letters of credit are generally posted for one-year terms and are usually automatically renewed upon maturity until such time as we have satisfied the commitment secured by the letter of credit. We are obligated to reimburse the issuer only if the beneficiary collects on the letter of credit. We believe that it is unlikely we will be required to fund a claim under our outstanding letters of credit. As of April 30, 2010, the full amount of the letters of credit of $676,000 was supported by our credit facility.

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

Recently Issued Accounting Standard Updates

New Accounting Guidance Recently Adopted

In June 2009, the FASB issued an authoritative update to address the elimination of the concept of a qualifying special purpose entity and to replace the quantitative-based risks and rewards calculation for determining which enterprise has a controlling financial interest in a variable interest entity. Also, the new guidance requires an ongoing assessment of whether an entity is the primary beneficiary of a variable interest entity. The amended approach focuses on identifying which enterprise has the power to direct the activities of a variable interest entity and the obligation to absorb losses of the entity or the right to receive benefits from the entity. Additionally, the update provides more timely and useful information about an enterprise’s involvement with a variable interest entity. The Company adopted this new guidance in the first quarter of fiscal year 2011. The adoption of this guidance did not have a material impact on our financial position or results of operations.

In January 2010, the FASB issued new guidance on the disclosures of fair value measurements. This new guidance amends the authoritative guidance for fair value measurements and disclosures by adding new disclosure requirements with respect to transfers in and out of Levels 1 and 2 fair value measurements, as well as by requiring gross basis disclosures for purchases, sales, issuances, and settlements included in the reconciliation of Level 3 fair value measurements. This new guidance also amends the authoritative guidance by providing clarifications to existing disclosure requirements. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements which are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. We adopted this new guidance, including the guidance related to the disclosures about purchases, sales, issuances, and settlements in the roll forwards of activity in Level 3 fair value measurements, beginning in the first quarter of fiscal year 2011. The adoption of this guidance did not have a material impact on our financial position or results of operations.

Recent Accounting Guidance Not Yet Effective

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

Substantially all of our international product sales are payable in United States Dollars (USD). In the case of our Media Services operations in the United Kingdom and eventIS in the Netherlands, product sales are generally payable in local currencies, providing a natural hedge for receipts and local payments. In light of the high proportion of our international businesses, we expect the risk of any adverse movements in foreign currency exchange rates could have an impact on our translated results within the Consolidated Statements of Operations and Balance Sheets. For the three months ended April 30, 2010 the Company generated a foreign currency translation loss of $3.0 million which was recorded as accumulated other comprehensive loss decreasing the Company’s equity section of the balance sheet over the prior year.

The Company has entered into a forward foreign currency exchange contract to manage exposure related to liabilities denominated in Euros. SeaChange does not enter into derivative financial instruments for trading purposes. At April 30, 2010, we had one forward contract to buy Euros totaling €1.2 million that settles on September 1, 2010. While SeaChange does not anticipate that near-term changes in exchange rates will have a material impact on its operating results, financial position and liquidity, a sudden and significant change in the value of foreign currencies could harm the Company’s operating results, financial position and liquidity.

The U.S. Dollar is the functional currency for our international subsidiaries, except for ODG, Mobix, eventIS and SeaChange B.V. All foreign currency gains and losses are included in interest and other income, net, in the accompanying Consolidated Statements of Operations. In the first quarter of fiscal year 2011, the Company recorded approximately $480,000 in losses due to international subsidiary translations and cash settlements of revenues and expenses.

Interest Rate Risk

Exposure to market risk for changes in interest rates relates primarily to the Company’s investment portfolio of marketable debt securities of various issuers, types and maturities and to SeaChange’s borrowings under its bank line of credit facility. The Company does not use interest rate related derivative instruments in its investment portfolio, and its investment portfolio only includes highly liquid instruments. Our cash and marketable securities include cash equivalents, which we consider to be investments purchased with original maturities of three months or less. There is risk that losses could be incurred if the Company were to sell any of its securities prior to stated maturity. Given the short maturities and investment grade quality of the portfolio holdings at April 30, 2010, a sharp change in interest rates should not have a material adverse impact on the fair value of our investment portfolio. Additionally, our long term marketable investments, which are carried at the lower of cost or market, have fixed interest rates, and therefore are subject to changes in fair value.

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

(b) Changes in internal controls over financial reporting As a result of the evaluation completed by the Company, and in which Messrs. Styslinger and Bisson participated, the Company has concluded that there were no changes during the fiscal quarter ended April 30, 2010 in its internal controls over financial reporting, which have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

On July 31, 2009, Arris Corporation (“Arris”) filed a contempt motion in the U.S. District Court for the District of Delaware against SeaChange International relating to U.S. Patent No 5,805,804 (the “804 patent”), a patent owned by Arris. In its motion, Arris is seeking further patent royalties and the enforcement of the permanent injunction entered by the Court on April 6, 2006 against certain SeaChange products. On August 3, 2009, SeaChange filed a complaint seeking a declaratory judgment from the Court that its products do not infringe the ‘804 patent and asserting certain equitable defenses. SeaChange also filed a motion to consolidate the Arris contempt motion with the declaratory judgment action and requested a status conference on SeaChange’s declaratory judgment action. On August 25, 2009, Arris filed 1) an answer to SeaChange’s complaint that included a counterclaim of patent infringement under the ‘804 patent; and 2) a motion to stay the declaratory judgment action until the resolution of the contempt motion. On June 4, 2010, the Court entered an order granting Arris’ motion to stay the declaratory judgment action pending resolution of the contempt proceeding and denied SeaChange’s motion to consolidate and request for status conference. SeaChange is currently preparing for the Court its response to the contempt motion. SeaChange believes that Arris’ contempt motion is without merit, and that SeaChange products do not infringe the remaining claims under the ‘804 patent.

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

ITEM 1A. Risk Factors

In addition to the other information set forth in this Form 10-Q, you should carefully consider the risk factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended January 31, 2010, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.

ITEM 6. Exhibits

     (a) Exhibits

10.1	Amendment, dated as of June 1, 2010, by and between SeaChange International, Inc. and William C. Styslinger, III to the Amended and Restated Change-in-Control Severance Agreement, dated as of December 21, 2009, by and between SeaChange International, Inc. and William C. Styslinger, III (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K previously filed on June 1, 2010 with the Commission (File No. 000-21393) and incorporated herein by reference).

10.2	Settlement Agreement, dated as of June 3, 2010, by and among SeaChange International, Inc., Ramius Value and Opportunity Master Fund Ltd. and the other parties set forth on the signature pages thereto (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K previously filed on June 3, 2010 with the Commission (File No. 000-21393) and incorporated herein by reference).

31.1	Certification Pursuant to Rule 13a-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification Pursuant to Rule 13a-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, SeaChange International, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: June 9, 2010

SEACHANGE INTERNATIONAL, INC.

by:	/S/ KEVIN M. BISSON
Kevin M. Bisson
Chief Financial Officer,
Senior Vice President, Finance and
Administration, Treasurer and Secretary

Index to Exhibits

No.	Description
10.1	Amendment, dated as of June 1, 2010, by and between SeaChange International, Inc. and William C. Styslinger, III to the Amended and Restated Change-in-Control Severance Agreement, dated as of December 21, 2009, by and between SeaChange International, Inc. and William C. Styslinger, III (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K previously filed on June 1, 2010 with the Commission (File No. 000-21393) and incorporated herein by reference).

10.2	Settlement Agreement, dated as of June 3, 2010, by and among SeaChange International, Inc., Ramius Value and Opportunity Master Fund Ltd. and the other parties set forth on the signature pages thereto (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K previously filed on June 3, 2010 with the Commission (File No. 000-21393) and incorporated herein by reference).

31.1	Certification Pursuant to Rule 13a-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification Pursuant to Rule 13a-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).