Form 10-Q
period 2010-07-31
SEACHANGE INTERNATIONAL INC
filed 2010-09-09
CIK 1019671

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2010

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

The number of shares outstanding of the registrant’s Common Stock on September 3, 2010 was 31,436,862.

SEACHANGE INTERNATIONAL, INC.

Table of Contents

		Page

PART I. FINANCIAL INFORMATION

Item 1.	Unaudited Financial Statements	3

	Consolidated Balance Sheets at July 31, 2010 and January 31, 2010	3

	Consolidated Statements of Operations for the three and six months ended July 31, 2010 and July 31, 2009	4

	Consolidated Statements of Cash Flows for the six months ended July 31, 2010 and July 31, 2009	5

	Notes to Consolidated Financial Statements	6-19

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19-34

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	34

Item 4.	Controls and Procedures	35

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	36

Item 1A.	Risk Factors	36

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	36-37

Item 6.	Exhibits	37

SIGNATURES		38

PART I – FINANCIAL INFORMATION

ITEM 1. Financial Statements

SEACHANGE INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
	July 31,	January 31,
	2010	2010
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$61,196	$37,647
Restricted cash	1,337	73
Marketable securities	6,602	2,114
Accounts receivable, net of allowance for doubtful accounts of $989 and $852, respectively	43,583	50,337
Unbilled receivables	4,496	3,941
Inventories, net	14,782	17,830
Prepaid expenses and other current assets	7,877	7,253
Deferred tax assets	3,763	2,474
Total current assets	143,636	121,669
Property and equipment, net	39,372	39,682
Marketable securities, long-term	7,213	8,688
Investments in affiliates	4,799	13,697
Intangible assets, net	32,164	26,264
Goodwill	63,969	55,876
Other assets	3,218	1,271
Total assets	$294,371	$267,147
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$6,132	$10,371
Other accrued expenses	13,617	11,174
Customer deposits	2,368	4,279
Deferred revenues	36,433	34,158
Deferred tax liabilities	671	800
Total current liabilities	59,221	60,782
Deferred revenue, long-term	11,745	12,635
Other liabilities, long-term	14,374	6,574
Distribution and losses in excess of investment	1,720	1,469
Deferred tax liabilities and taxes payable, long-term	7,108	7,765
Total liabilities	94,168	89,225

Stockholders Equity:
Convertible preferred stock, $0.01 par value, 5,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.01 par value;100,000,000 shares authorized; 32,765,002 and 32,563,063 shares issued; 31,436,862 and 31,216,267 shares outstanding respectively	330	326
Additional paid-in capital	214,610	211,504
Treasury stock, at cost 1,328,140 and 1,346,796 common shares, respectively	(10,192)	(8,757)
Accumulated earnings (deficit)	6,381	(17,450)
Accumulated other comprehensive loss	(10,926)	(7,701)
Total stockholders’ equity	200,203	177,922
Total liabilities and stockholders’ equity	$294,371	$267,147

The accompanying notes are an integral part of these consolidated financial statements.

SEACHANGE INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share data)
(unaudited)

	Three Months Ended		Six Months Ended
	July 31,		July 31,
	2010	2009	2010	2009
Revenues:
Products	$21,981	$22,598	$46,615	$48,968
Services	29,655	23,909	59,610	46,415
Total revenues	51,636	46,507	106,225	95,383
Cost of revenues:
Products	9,105	7,789	18,783	17,758
Services	17,672	15,004	35,205	28,893
Total cost of revenues ..	26,777	22,793	53,988	46,651
Gross profit	24,859	23,714	52,237	48,732
Operating expenses:
Research and development	12,217	11,976	25,781	24,080
Selling and marketing	6,205	6,251	12,589	12,515
General and administrative	5,176	5,183	11,977	10,050
Amortization of intangibles	838	794	1,707	1,273
Restructuring.	198	-	4,509	-
Total operating expenses	24,634	24,204	56,563	47,918
Income (loss) from operations	225	(490)	(4,326)	814
Gain on sale of investment in affiliate	-	-	25,188	-
Other income (expense), net	139	149	(430)	284
Income (loss) before income taxes and equity loss in earnings of affiliates	364	(341)	20,432	1,098
Income tax (benefit) provision	(3,301)	(12)	(3,643)	232
Equity loss in earnings of affiliates, net of tax	(131)	(47)	(245)	(244)
Net income (loss)	$3,534	$(376)	$23,830	$622
Earnings (loss) per share:
Basic	$0.11	$(0.01)	$0.76	$0.02
Diluted	$0.11	$(0.01)	$0.75	$0.02
Weighted average common shares outstanding:
Basic	31,456	30,795	31,364	30,821
Diluted	32,018	30,795	31,864	31,289

The accompanying notes are an integral part of these consolidated financial statements.

SEACHANGE INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
 (in thousands)
(unaudited)

	Six Months Ended
	July 31,
	2010	2009
Cash flows from operating activities:
Net income	$23,830	$622
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	4,030	3,778
Amortization of intangibles and capitalized software	2,645	1,377
Inventory valuation charge	262	264
Provision for doubtful accounts receivable	(4)	50
Discounts earned and amortization of premiums on marketable securities	33	70
Equity loss in earnings of affiliates	245	244
Gain on sale of investment in affiliate	(25,188)	-
Stock-based compensation expense	847	1,495
Deferred income taxes	(5,583)	(224)
Changes in operating assets and liabilities:
Accounts receivable	8,901	11,964
Unbilled receivables	(555)	1,057
Inventories	1,626	(4,993)
Prepaid expenses and other assets	16	(2,498)
Accounts payable	(4,407)	1,601
Accrued expenses	1,505	(2,706)
Customer deposits	(1,911)	3,080
Deferred revenues	(531)	169
Other	(92)	101
Net cash provided by operating activities	5,669	15,451
Cash flows from investing activities:
Purchases of property and equipment	(2,584)	(5,972)
Purchases of marketable securities	(6,247)	(24,064)
Proceeds from sale and maturity of marketable securities	3,185	23,791
Payments for acquisitions, net of cash acquired	(9,538)	(723)
Payments of contingent consideration	(1,500)
Investment in affilliates	-	(866)
Gross proceeds from sale of investment in affiliate	34,086	-
(Increase) release of restricted cash	(65)	1,589
Net cash provided (used) by investing activities	17,337	(6,245)
Cash flows from financing activities:
Purchases of treasury stock	(1,435)	(1,720)
Proceeds from issuance of common stock relating to the stock plans	2,264	920
Net cash provided (used) in financing activities	829	(800)
Effect of exchange rate changes on cash and cash equivalents	(286)	632
Net increase in cash and cash equivalents	23,549	9,038
Cash and cash equivalents, beginning of period	37,647	62,458
Cash and cash equivalents, end of period	$61,196	$71,496
Supplemental disclosure of cash flow activities:
Income taxes paid	$2,726	$-
Supplemental disclosure of non-cash activities:
Transfer of items originally classified as inventories to equipment	$1,127	$1,650
Issuance of equity for eventIS contingent consideration	-	-

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

There have been no significant changes in our accounting policies during the six months ended July 31, 2010, as compared to the significant accounting policies described in our Annual Report on Form 10-K and Form 10-K/A for the year ended January 31, 2010.

On February 1, 2010, the Company completed its acquisition of all the outstanding capital stock of VividLogic, Inc. (“VividLogic”). VividLogic , based in Fremont, California, provides in-home infrastructure software for high definition televisions, home gateways, and set-top boxes to cable television service providers, set-top box manufacturers and consumer electronics (CE) suppliers. The results of VividLogic’s operations have been included in the consolidated financial statements since the acquisition date. The Company acquired VividLogic to expand its in-home solutions.

The identifiable assets acquired and liabilities assumed in the VividLogic acquisition were recognized and measured based on their fair values. The excess of the acquisition date fair value of consideration transferred over the fair value of the net tangible assets and intangible assets acquired was recorded as goodwill. During the second quarter of fiscal 2011, based on an independent third-party valuation of the intangible assets of VividLogic, Inc., the Company substantially completed the purchase price allocation for VividLogic Inc. Prior to the completion of the purchase price allocation, the Company reported provisional amounts for this acquisition in its first quarter financial statements. The change in the estimates consisted of an increase of $2.2 million of intangible assets and an increase of $1.0 million in deferred revenues. In addition, there was an increase in the estimated earnouts for $700,000, a $1.2 million increase in indemnification assets, and a reduction of goodwill of $1.4 million. During the measurement period, the Company adjusted the provisional amounts recognized at the acquisition date to reflect the new information obtained about facts and circumstances that existed as of the acquisition date, that if known, would have affected the measurements of the amounts recognized at that date. These measurement period adjustments have been applied to the Consolidated Balance Sheet, Consolidated Statement of Operations, and Consolidated Cash Flows as of April 30, 2010, so that the effect of the measurement period adjustments to the allocation of the purchase price would be as if the adjustments had been completed on the acquisition date.

2. Fair Value Measurements

The Company determines the appropriate classification of debt securities at the time of purchase and reevaluates such designation as of each balance sheet date. SeaChange’s investment portfolio consists of money market funds, corporate debt investments, asset-backed securities, government-sponsored enterprises, and state and municipal obligations. All highly liquid investments with an original maturity of three months or less when purchased are considered to be cash equivalents. All cash equivalents are carried at cost, which approximates fair value. SeaChange’s marketable securities are classified as available-for-sale and are reported at fair value with unrealized gains and losses, net of tax, reported in stockholders’ equity as a component of accumulated other comprehensive income or loss. The amortization of premiums and accretion of discounts to maturity are computed under the effective interest method and are included in interest income. Interest on securities is recorded as earned and is also included in interest income. Any realized gains or losses would be shown in the accompanying consolidated statements of operations in other income or expense. The Company provides fair value measurement disclosures of its available for sale securities in accordance with one of three levels of fair value measurement.

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

Level 2: Observable market based inputs or unobservable inputs that are corroborated by market data.

Level 3: Unobservable inputs that are not corroborated by market data.

The Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of July 31, 2010 are as follows:

	July 31,	Fair Value Measurements Using
	2010	Level 1	Level 2	Level 3
		(in thousands)
Financial assets:
Money market accounts (a)	$4,492	$4,492	$-	$-
U.S. government agency issues (a)	13,564	13,564	-	-
Certificate of deposit (a)	251	251	-	-
Total assets	$18,307	$18,307	$-	$-

Forward exchange contract (a)	$1,565	$1,565	$-	$-
Other liabilities:
Acquisition-related consideration (b)	$16,037	$-	$-	$16,037

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

There have been no transfers between Level 1 and Level 2. The following table sets forth a reconciliation of assets measured at fair value on a recurring basis with the use of significant unobservable inputs (Level 3) for the three months ended July 31, 2010:

Level 3
Accrued Contingent
Consideration
(in thousands)
Ending balance April 30, 2010	$17,161
Change in fair value of contingent consideration	138
Contingency payment	(1,500)
Translation adjustment	238
Ending balance July 31, 2010	$16,037

The following is a summary of available for sale securities:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
July 31, 2010:
Cash	$56,704	$-	$-	$56,704
Cash equivalents	4,492	-	-	4,492
Cash and cash equivalents	61,196	-	-	61,196
US government agency issues		-	-	-
Marketable securities—short-term	6,494	108	-	6,602
US government agency issues	6,829	133	-	6,962
Corporate debt securities	250	1	-	251
Marketable securities—long-term	7,079	134	-	7,213
Total cash, cash equivalents, and marketable securities	$74,769	$242	$-	$75,011
January 31, 2010:
Cash	$32,725	$-	$-	$32,725
Cash equivalents	4,922	-	-	4,922
Cash and cash equivalents	37,647	-	-	37,647
US government agency issues	2,023	91	-	2,114
Marketable securities—short-term	2,023	91	-	2,114
US government agency issues	8,276	161	-	8,437
Corporate debt securities	250	1	-	251
Marketable securities—long-term	8,526	162	-	8,688
Total cash, cash equivalents, and marketable securities	$48,196	$253	$-	$48,449

Foreign Currency Exchange Risk

The Company entered into a foreign exchange forward contract denominated in Euros to hedge against a portion of the foreign currency exchange risk associated with the acquisition of eventIS Group B.V. for the fixed deferred purchase price. The purpose of the Company’s foreign currency risk management program is to reduce volatility in earnings caused by exchange rate fluctuations. FASB ASC Topic 815, Derivatives and Hedging, requires companies to recognize all of the derivative financial instruments as either assets or liabilities at fair value in the consolidated balance sheets based upon quoted market prices for comparable instruments. The Company’s derivative instrument did not meet the criteria for hedge accounting within FASB ASC Topic 815. Therefore, the foreign currency forward contracts are recorded at fair value, with the gain or loss on these transactions recorded in the unaudited consolidated statements of operations within “other income (expense), net” in the period in which they occur. The Company does not use derivative financial instruments for trading or speculative purposes. As of July 31, 2010, the Company had one outstanding foreign currency exchange forward contract to buy Euros totaling €1.2 million that settles on September 1, 2010. During the three and six months ended July 31, 2010, the Company recorded $24,000 and $99,000 of unrealized losses, respectively, related to its foreign currency exchange forward contract. The Company’s foreign currency exchange contract is an over-the-counter instrument. There is an active market for this instrument, and therefore, it is classified as Level 1 in the fair value hierarchy.

3. Inventories

Inventory consists primarily of hardware and related component parts and is stated at the lower of cost (on a first-in, first-out basis) or market. Inventories consist of the following:

	July 31,	January 31,
	2010	2010
	(in thousands)
Components and assemblies	$8,136	$11,316
Finished products	6,647	6,514
Total inventory, net	$14,782	$17,830

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

ODG entered into a Service Agreement with the joint venture whereby ODG provides content aggregation, distribution, marketing and administration services to the joint venture under an arm’s length fee structure. In the three months and six months ended July 31, 2010 and 2009, ODG recorded revenues of $402,000 and $379,000, respectively, and $799,000 and $724,000, respectively, related to the Service Agreement. ODG’s share of profits from this agreement in proportion to its equity ownership interest is eliminated in consolidation.

The Shareholder’s Agreement requires both ODG and TMG to provide cash contributions up to $4.2 million upon the request of the joint venture’s management and approval by the shareholders of the joint venture. To date, the Company has contributed $1.2 million as required per the shareholders agreement.

ODG recorded its proportionate share of the joint venture’s losses for the three months ended July 31, 2010 and 2009 of $131,000 and $47,000, respectively. ODG recorded its proportionate share of the joint venture’s losses of $245,000 and $244,000, respectively, for the six months ended July 31, 2010 and 2009. Due to the capital distribution and ODG’s share of the joint venture’s net loss exceeding the book value of its investment in the joint venture, the investment is recorded as a long-term liability of $1.7 million and $1.5 million at July 31, 2010 and January 31, 2010, respectively.

5. Acquisitions and Dispositions

VividLogic, Inc.

On February 1, 2010, the Company acquired of all the outstanding capital stock of VividLogic, Inc. (“VividLogic”). VividLogic, based in Fremont, California provides in-home infrastructure software for high definition televisions, home gateways, and set-top boxes to cable television service providers, set-top box manufacturers and consumer electronics (CE) suppliers. The Company acquired VividLogic to expand its in-home solutions. The results of VividLogic’s operations have been included in the consolidated financial statements since the acquisition date. The fair value and allocation of the purchase price is based on the valuation as of February 1, 2010.

Fair Value of Consideration Transferred

At the closing, the Company made a cash payment of $12.0 million. In addition, the VividLogic shareholders are entitled to $8.5 million in cash from available working capital of which $3.5 million was paid at the closing, $1.5 million was paid on June 1, 2010, and $1.5 million was paid on August 1, 2010. The remaining $2.0 million will be paid on February 1, 2011. In addition, on each of the first, second and third anniversaries of the closing date, the Company is obligated to make additional fixed payments of deferred purchase price of $1.0 million in cash. The Company may also be obligated to make earnout payments if certain performance goals are met over each of the three annual periods ending February 1, 2011, 2012 and 2013. The purchase price allocated to current assets included an indemnification asset held in escrow for $1.2 million representing an estimate of the selling shareholders obligation to indemnify the Company for the outcome of a potential contingent liability relating to an uncertain tax position. The indemnification asset was measured on the same basis as the liability for the uncertain tax position. VividLogic has been under tax examination by the State of California since January 2009 for the tax years 2006 and 2007. As of July 31, 2010, the Company has not received nor agreed upon any final adjustments relating to this potential liability. The indemnification asset will be settled once the results of the audit by the State of California are complete.

Allocation of Consideration Transferred

The identifiable assets acquired and liabilities assumed in the VividLogic acquisition were recognized and measured based on their fair values. The excess of the acquisition date fair value of consideration transferred over the fair value of the net tangible assets and intangible assets acquired was recorded as goodwill. The identifiable assets acquired and liabilities assumed in the VividLogic acquisition were recognized and measured based on their fair values. The excess of the acquisition date fair value of consideration transferred over the fair value of the net tangible assets and intangible assets acquired was recorded as goodwill. During the second quarter of fiscal 2011, based on an independent third-party valuation of the intangible assets of VividLogic, Inc., the Company substantially completed the purchase price allocation for VividLogic Inc. Prior to the completion of the purchase price allocation, the Company reported provisional amounts for this acquisition in its first quarter financial statements. The change in the estimates consisted of an increase of $2.2 million of intangible assets and an increase of $1.0 million in deferred revenues. In addition, there was an increase in the estimated earnouts for $700,000, a $1.2 million increase in indemnification assets, and a reduction of goodwill of $1.4 million. During the measurement period, the Company adjusted the provisional amounts recognized at the acquisition date to reflect the new information obtained about facts and circumstances that existed as of the acquisition date, that if known, would have affected the measurements of the amounts recognized at that date. These measurement period adjustments have been applied to the Consolidated Balance Sheet, Consolidated Statement of Operations, and Consolidated Cash Flows as of April 30, 2010, so that the effect of the measurement period adjustments to the allocation of the purchase price would be as if the adjustments had been completed on the acquisition date.

The following table summarizes the fair values of the assets acquired and liabilities assumed at the VividLogic acquisition date:

	February 1, 2010	Measurement period	February 1, 2010
	(As originally reported)	adjustments	(As adjusted)
	(in thousands)

Payment of cash to VividLogic shareholders	$15,470	$-	$15,470
Acquisition-related deferred consideration	7,415	973	8,388
Total acquisition-date fair value	$22,885	$973	$23,858

Cash and cash equivalents	$5,932	$-	$5,932
Accounts receivable	2,917	-	2,917
Other assets	539	1,200	1,739
Deferred tax assets	170	1,080	1,250
Intangible assets	7,700	2,200	9,900
Total identifiable assets acquired	17,258	4,480	21,738

Accounts payable and other liabilities	(1,740)	-	(1,740)
Deferred tax liabilities	(2,526)	(1,139)	(3,665)
Deferred revenue	(1,489)	(1,011)	(2,500)
Total liabilities assumed	(5,755)	(2,150)	(7,905)

Goodwill	11,382	(1,357)	10,025
Net assets acquired	$22,885	$973	$23,858

The following table summarizes the impact on the Statement of Operations for the three months ended April 30, 2010 of the measurement period adjustments:

	April 30, 2010	Measurement period	April 30, 2010
	(As originally reported)	adjustments	(As adjusted)
	(in thousands)
Revenues	$54,066	$522	$54,588
Cost of revenues	27,176	34	27,210
Operating expenses	31,958	(29)	31,929
Other income (expense), net	(542)	(27)	(569)
Income tax provision (benefit)	594	(936)	(342)
Net income	$18,872	$1,426	$20,298
Earnings per share:
Basic	$0.60	$0.05	$0.65

Diluted	$0.59	$0.05	$0.64

Intangible

AssetsIn determining the fair value of the intangible assets, the Company considered, among other factors, the intended use of acquired assets, analyses of historical financial performance and estimates of future performance of VividLogic’s products. The fair values of identified intangible assets were calculated using an income approach based on estimates and assumptions provided by VividLogic’s and the Company’s management. The following table sets forth the components of identified intangible assets associated with the VividLogic acquisition and their estimated useful lives:

	Useful life	Fair Value
		(in thousands)
Existing technology	5-9 years	$2,200
Non-compete agreements	5 years	700
Customer contracts	9 years	6,200
Trade name	indefinite	200
Backlog	1 year	600
Total intangible assets		$9,900

SeaChange determined the useful life of intangible assets based on the expected future cash flows associated with the respective asset. Existing technology is comprised of products that have reached technological feasibility and are part of VividLogic’s product line. Non-compete agreements represent the fair value of the non-compete with the former shareholders and key employees and will be amortized over the respective terms of the agreements. Customer contracts represent the underlying relationships and agreements with VividLogic’s installed customer base. Trade name represents the value of the VividLogic name. Backlog represents the discounted value of the orders received from customers but unfulfilled. Amortization of existing technology is included in cost of product revenue, and amortization expense for customer relationships, non-compete and backlog are included in operating expenses. The weighted average life of the remaining amortization expense is approximately 8 years

Goodwill

Of the total VividLogic purchase price of $23.9 million, $10.0 million was allocated to goodwill. Goodwill represents the excess of the purchase price of an acquired business over the fair value of the underlying net tangible and intangible assets. SeaChange determined that the goodwill included the value of VividLogic’s work force and expected synergies in global sales and marketing. SeaChange considers the acquired business an addition to the Company’s Software reporting segment. The Company made this determination based upon the financial information provided and reviewed by our Chief Executive Officer (the chief operating decision maker) and the similar economic characteristics to our other products in our Software segment. None of the goodwill associated with the VividLogic acquisition is deductible for income tax purposes.

Deferred Revenue

In connection with the allocation of consideration transferred, SeaChange recorded the fair value of the customer contract obligations assumed from VividLogic. The fair value of the customer contract obligations was determined using a cost build-up approach. The cost build-up approach determines fair value by estimating the costs relating to fulfilling the obligations plus a normal profit margin. The sum of the costs and operating profit approximates, in theory, the amount that SeaChange would be required to pay a third party to assume the service obligations. The estimated costs to fulfill the service obligations were based on the historical direct costs and indirect costs related to VividLogic’s contracts with its customers. Direct costs include personnel directly engaged in providing service and support activities, while indirect costs consist of estimated general and administrative expenses based on normalized levels as a percentage of revenue. Profit associated with selling efforts was excluded because VividLogic had concluded the selling efforts on the service contracts prior to the date of the Company’s acquisition. The research and development costs associated with the customer contracts have been included in the fair value determination, as these costs were deemed to represent a legal obligation to the customers at the time of acquisition. SeaChange recorded $2.5 million of deferred revenue as of the acquisition date to reflect the fair value of VividLogic’s service obligations assumed.

Acquisition-related Consideration

A liability was recognized for the acquisition date fair value of the acquisition-related consideration for the deferred fixed purchase price, the estimated earnout payments and working capital adjustments. Any change in the fair value of the acquisition-related consideration subsequent to the acquisition date, including changes from events after the acquisition date, such as changes in our estimate of the meeting of performance goals, will be recognized in earnings in the period the estimated fair value changes. The fair value estimate for the earnout payment was estimated at $700,000 and is based on the probability weighted bookings to be achieved over the earnout period. A change in fair value of the acquisition-related consideration could have a material effect on the statement of operations and financial position in the period of the change in estimate. The fair value of the acquisition-related consideration to be distributed directly to the VividLogic shareholders was estimated by the Company at the acquisition date to be $8.4 million.

Acquisition-related Costs

SeaChange recorded transaction costs such as legal, accounting, valuation and other professional services of $1.0 million for the six months ended July 31, 2010. The transaction costs were expensed and recorded in general and administrative expenses in the Consolidated Statement of Operations. During the three and six month periods ended July 31, 2010, the Company recorded a charge of $138,000 and $229,000, respectively, which is included as interest expense in the Consolidated Statement of Operations for the change in fair value of the acquisition-related costs.

Casa Systems, Inc.

On April 26, 2010, the Company sold its entire 19.8% ownership interest in Casa Systems, Inc. (“Casa”) back to Casa, a Massachusetts development stage company that specializes in video-on-demand products with the telecommunications and television markets, for $34.1 million realizing a pre-tax profit of $25.2 million which was included in the Consolidated Statement of Operations.

6. Goodwill and Intangible Assets

Goodwill

Goodwill allocated to the Company’s reportable segments and changes in the carrying amount of goodwill for the first six months of fiscal 2011 were as follows:

	Goodwill
	Software	Servers & Storage	Media Services	Total
	(in thousands)
Balance at January 31, 2010	$35,536	$754	$19,586	$55,876
Acquisition of VividLogic	10,026	-	-	10,026
Cumulative translation adjustment	(1,506)	-	(427)	(1,933)
Balance at July 31, 2010	$44,056	$754	$19,159	$63,969

The Company performs its annual impairment testing of goodwill on August 1, which will be completed during our third fiscal quarter of 2011, associated with its three reporting units. As of July 31, 2010, the Company considered possible impairment triggering events since the last impairment test such as comparing its market capitalization relative to the carrying value of its net assets. The Company has concluded that no goodwill impairment was indicated.

Intangible Assets

Intangible assets consisted of the following:

		July 31, 2010			January 31, 2010
	Useful Life	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
		(in thousands)			(in thousands)
Finite-lived intangible assets:
Customer contracts	1- 10 years	$33,992	$(13,090)	$20,902	$28,643	$(11,984)	$16,659
Non-compete agreements	2-3 years	2,657	(668)	1,989	2,487	(290)	2,197
Completed technology	4 - 9 years	11,694	(3,955)	7,739	9,904	(3,250)	6,654
Trademarks and other	5 years	2,357	(1,545)	812	1,391	(1,191)	200
Total finite-lived intangible assets		$50,700	$(19,258)	$31,442	$42,425	$(16,715)	$25,710
Infinite-lived intangible assets:
Trade names		$200	$-	$200	$-	$-	$-
In-process research and development		522	-	522	554	-	554
Total infinite-lived intangible assets		$722	$-	$722	$554	$-	$554
Total intangible assets		$51,422	$(19,258)	$32,164	$42,979	$(16,715)	$26,264

Estimated future amortization expenses related to the above intangible assets at July 31, 2010 are as follows:

Fiscal Year	(in thousands)
2011 (for the remaining six months ending January 31, 2011)	$2,311
2012	6,119
2013	5,642
2014	4,501
2015 and thereafter	12,869
Total	$31,442

7. Commitments and Contingencies

ARRIS Litigation

On July 31, 2009, Arris Corporation (“Arris”) filed a contempt motion in the U.S. District Court for the District of Delaware against SeaChange International relating to U.S. Patent No 5,805,804 (the “804 patent”), a patent owned by Arris. In its motion, Arris is seeking further patent royalties and the enforcement of the permanent injunction entered by the Court on April 6, 2006 against certain SeaChange products. On August 3, 2009, SeaChange filed a complaint seeking a declaratory judgment from the Court that its products do not infringe the ‘804 patent and asserting certain equitable defenses. SeaChange also filed a motion to consolidate the Arris contempt motion with the declaratory judgment action and requested a status conference on SeaChange’s declaratory judgment action. On August 25, 2009, Arris filed 1) an answer to SeaChange’s complaint that included a counterclaim of patent infringement under the ‘804 patent; and 2) a motion to stay the declaratory judgment action until the resolution of the contempt motion. On June 4, 2010, the Court entered an order granting Arris’ motion to stay the declaratory judgment action pending resolution of the contempt proceeding and denied SeaChange’s motion to consolidate and request for status conference. SeaChange is currently preparing for the Court its response to the contempt motion. On July 7, 2010, Arris filed a reply to SeaChange’s answering brief in opposition to Arris’ motion for contempt. SeaChange believes that Arris’ contempt motion is without merit, and that SeaChange products do not infringe the remaining claims under the ‘804 patent.

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

8. Restructuring

During the three months ended July 31, 2010, the Company completed actions to lower its cost structure as it strives to improve its financial performance. The three months ended July 31, 2010 included restructuring charges to its income statement totaling $198,000 for severance costs related to the termination of 12 employees. For the six months ended July 31 , 2010, the Company incurred $4.5 million of restructuring charges.

The amounts reported as accrued liabilities as of July 31, 2010 were as follows:

(in thousands)	Severance
Accrual balance as of April 30, 2010	$876
Amount charged to expense	198
Severance costs paid	(580)
Accrual balance as of July 31, 2010	$494

9. Treasury Stock

On May 26, 2010, SeaChange’s Board of Directors authorized the repurchase of up to $20.0 million of its common stock, par value $.01 per share, through a share repurchase program. As authorized by the program, shares may be purchased in the open market or through privately negotiated transactions in a manner consistent with applicable securities laws and regulations, including pursuant to a Rule 10b5-1 plan maintained by the Company. This share repurchase program does not obligate the Company to acquire any specific number of shares and may be suspended or discontinued at any time. All repurchases are expected to be funded from the Company’s current cash and investment balances. The timing and amount of the shares to be repurchased will be based on market conditions and other factors, including price, corporate and regulatory requirements and alternative investment opportunities. The repurchase program will terminate on January 31, 2012. During the three months ended July 31, 2010, the Company repurchased approximately 178,000 shares at a cost of $1.4 million.

10. Segment Information

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

	Three Months Ended		Six Months Ended
	July 31,		July 31,
	2010	2009	2010	2009
Software	(in thousands)		(in thousands)
Revenue:
Products	$15,037	$14,424	$36,169	$30,709
Services	19,158	15,636	39,496	29,969
Total revenue	34,195	30,060	75,665	60,678
Gross profit	18,387	18,208	40,958	35,938
Operating expenses:
Research and development	9,444	9,318	19,860	18,796
Selling and marketing	4,203	4,004	8,853	7,682
General and administrative	341	-	515	-
Amortization of intangibles	769	384	1,567	769
Restructuring	190	-	534	-
	14,947	13,706	31,329	27,247
Income from operations	$3,440	$4,502	$9,629	$8,691

Servers and Storage
Revenue:
Products	$6,944	$8,174	$10,446	$18,259
Services	3,367	3,657	6,615	7,625
Total revenue	10,311	11,831	17,061	25,884
Gross profit	4,860	5,256	8,058	12,154
Operating expenses:
Research and development	2,773	2,658	5,920	5,284
Selling and marketing	2,002	2,247	3,736	4,833
Restructuring	8	-	3,064	-
	4,783	4,905	12,720	10,117
Income (loss) from operations	$77	$351	$(4,662)	$2,037

Media Services
Service revenue	$7,131	$4,616	$13,499	$8,821
Gross profit	1,612	250	3,220	640
Operating expenses:
General and administrative	827	604	1,706	1,423
Amortization of intangibles	69	410	140	504
	896	1,014	1,846	1,927
Income (loss) from operations	$716	$(764)	$1,374	$(1,287)

Unallocated Corporate
Operating expenses:
General and administrative	$4,008	$4,579	$9,756	$8,627
Restructuring	$-	$-	$911	$-
Total unallocated corporate expenses	$4,008	$4,579	$10,667	$8,627

Consolidated income (loss) from operations	$225	$(490)	$(4,326)	$814

The following table summarizes revenues by geographic locations:

	Three Months Ended					Six Months Ended
	July 31,				July 31,
	2010		2009		2010		2009
	Amount	%	Amount	%	Amount	%	Amount	%
	(in thousands, except percentages)				(in thousands, except percentages)
Revenues by customers' geographic locations:
North America	$28,846	56%	$28,838	62%	$62,720	59%	$65,963	69%
Europe and Middle East	16,624	32%	9,118	20%	30,688	29%	18,179	19%
Latin America	2,346	5%	5,091	11%	6,038	6%	6,663	7%
Asia Pacific and other international locations	3,820	7%	3,460	7%	6,779	6%	4,578	5%
Total	$51,636		$46,507		$106,225		$95,383

The following summarizes revenues by significant customer where such revenue exceeded 10% of total revenues for the indicated period:

	Three Months Ended		Six Months Ended
	July 31,		July 31,
	2010	2009	2010	2009
Customer A	19%	22%	27%	23%
Customer B	12%	10%	12%	10%
Customer C	*	12%	*	15%
Customer D	*	10%	*	*

* Denotes a percentage less than 10%

At July 31, 2010, three different customers accounted for approximately 15%, 14% and 11%, respectively, of the accounts receivable and unbilled receivables balances, and at January 31, 2010, the same three customers accounted for 23%, 16% and 11%, respectively, of SeaChange’s accounts receivable and unbilled receivables balances.

11. Income Taxes

For the three and six months ended July 31, 2010, the Company recorded an income tax benefit of $3.3 million on income before tax of $364,000 and an income tax benefit of $3.6 million on income before tax of $20.4 million, respectively. For the three months ended July 31, 2010, the income tax benefit was due to the adjustment during the second quarter of fiscal 2011 to reflect the lower forecasted profit before tax for the fiscal year 2011. The Company estimates its annual effective tax rate for the year and applies that rate to the year to date profit before tax to determine the quarterly and year to date tax expense or benefit. The income tax benefit recorded for the six months ended July 31, 2010 includes the second quarter benefit resulting from the change in lower forecasted fiscal 2011 profit before tax as well as the benefit in the first quarter associated with the gain on the sale of Casa Systems, Inc. in the first quarter and the benefit from the decrease of a portion of the valuation allowance against its deferred tax assets due to the Company having met the “more likely than not” realization criteria on its U.S. deferred tax assets as of July 31, 2010. Previously, the Company maintained a full valuation allowance and will continue to monitor available information in determining whether there is sufficient evidence to consider releasing some or all of the remaining valuation allowance. Should the Company determine any portion of the valuation allowance is no longer required, a tax benefit would be recorded in the financial period of the change in determination.

The effective income tax rate is based upon the estimated income for the year, the composition of the income in different countries and adjustments, if any, in the applicable quarterly periods for the potential tax consequences, benefits, resolution of tax audits or other tax contingencies. Our income tax provision or benefit consists of federal, foreign, and state income taxes.

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

12. Comprehensive Income

During the first six months of fiscal year 2011, the U.S. dollar strengthened in value against foreign currencies held by our subsidiaries. As a result, the Company’s Media Services operations in the U.K. and the eventIS operations in the Netherlands generated a foreign currency translation loss of $160,000 for the quarter ended July 31, 2010, which was recorded as accumulated other comprehensive income, decreasing the Company’s equity section of the balance sheet over the prior period. For the six month period ended July 31, 2010, the overall strengthening of the US dollar led to a foreign currency translation loss of $3.2 million which was recorded in other comprehensive income decreasing the Company’s equity section of the balance sheet over January 31, 2010.

The components of comprehensive income consisted of the following:

	Three Months Ended		Six Months Ended
	July 31,		July 31,
	2010	2009	2010	2009
	(in thousands)		(in thousands)
Net income (loss)	$3,534	$(376)	$23,830	$622
Other comprehensive income (loss):
Foreign currency translation adjustment	(160)	3,622	(3,209)	4,457
Unrealized gain (loss) on marketable securities, net of tax	32	(67)	(16)	(108)
Other comprehensive (loss) income, net of tax	(128)	3,555	(3,225)	4,349
Comprehensive income	$3,406	$3,179	$20,605	$4,971

13. Earnings Per Share

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

For the three months ended July 31, 2010 and 2009, there were 2,520,209 and 4,954,000 of common stock equivalents, respectively, which were anti-dilutive based on the Company’s stock price being lower than the option exercise price. The number of options that were anti-dilutive for the three months ended July 31, 2009 included 618,000 shares whose dilutive effect was not included in the calculation as a result of the Company’s net losses for the quarter.

For the six months ended July 31, 2010 and 2009, there were 2,707,525 and 3,690,000 of common stock equivalents, respectively, which were anti-dilutive based on the Company’s stock price being lower than the option exercise price.

Below is a summary of the shares used in calculating basic and diluted income per share for the periods indicated:

	Three Months Ended		Six Months Ended
	July 31,		July 31,
	2010	2009	2010	2009
	(in thousands)		(in thousands)
Weighted average shares used in calculating earnings per share—Basic	31,456	30,795	31,364	30,821
Dilutive common stock equivalents	562	-	500	468

Weighted average shares used in calculating earnings per share—Diluted	32,018	30,795	31,864	31,289

14. Related Party

ReiJane Huai, a director of the Company elected on August 28, 2009, is the Chairman and CEO of FalconStor Software Inc., from whom the Company purchases products used in the manufacture of SeaChange products. There were no product purchases from FalconStor Software for the three and six months ended July 31, 2010, and the Company had no liability to FalconStor Software as of July 31, 2010.

On September 1, 2009, SeaChange completed its acquisition of eventIS from a holding company in which Erwin van Dommelen, elected President of SeaChange Software in March 2010, has a 31.5% interest. SeaChange has made cash payments to the holding company totaling $37.0 million since September 1, 2009. On each of the first, second and third anniversaries of the closing date, SeaChange is obligated to make additional fixed payments to the holding company of deferred purchase price under the eventIS share purchase agreement, each such payment to be in an aggregate amount of $2.8 million with $1.7 million payable in cash and $1.1 million payable by the issuance of restricted shares of SeaChange common stock, which will vest in equal installments over three years starting on the first anniversary of the date of issuance. Under the earnout provisions of the eventIS share purchase agreement, if certain performance goals are met over each of the three periods ending January 31, 2011, 2012, and 2013, SeaChange will be obligated to make additional cash payments to the holding company.

15. Recently Issued Accounting Standard Updates

Recent Accounting Guidance Not Yet Effective

Revenue Recognition for Arrangements with Multiple Deliverables

In September 2009, the FASB amended the guidance for revenue recognition in multiple-element arrangements. It has been amended to remove from the scope of industry specific revenue accounting guidance for software and software related transactions, tangible products containing software components and non-software components that function together to deliver the product’s essential functionality. The guidance now requires an entity to provide updated guidance on whether multiple deliverables exist, how the deliverables in an arrangement should be separated, and the consideration allocated, and also requires an entity to allocate revenue in an arrangement using estimated selling prices of deliverables for these products if a vendor does not have vendor-specific objective evidence (“VSOE”) or third-party evidence of selling price. The guidance also eliminates the use of the residual method and requires an entity to allocate revenue using the relative selling price method for these products. The accounting changes summarized are effective for fiscal years beginning on or after June 15, 2010, with early adoption permitted. Adoption may either be on a prospective basis or by retrospective application. The Company is currently assessing the impact of these amendments on its accounting and reporting systems and processes; however, at this time the Company is unable to quantify the impact of their adoption on its financial statements or determine the timing and method of its adoption.

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

Overview

We are a leading developer, manufacturer and marketer of digital video systems and services including the management, aggregation, licensing, storage, and distribution of video, television, and advertisement content to cable system operators, telecommunications companies and broadcast television companies.

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

The identifiable assets acquired and liabilities assumed in the VividLogic acquisition were recognized and measured based on their fair values. The excess of the acquisition date fair value of consideration transferred over the fair value of the net tangible assets and intangible assets acquired was recorded as goodwill. During the second quarter of fiscal 2011, based on an independent third-party valuation of the intangible assets of VividLogic, Inc., the Company substantially completed the purchase price allocation for VividLogic Inc. Prior to the completion of the purchase price allocation, the Company reported provisional amounts for this acquisition in its first quarter financial statements. The change in the estimates consisted of an increase of $2.2 million of intangible assets and an increase of $1.0 million in deferred revenues. In addition, there was an increase in the estimated earnouts for $700,000, a $1.2 million increase in indemnification assets, and a reduction of goodwill of $1.4 million. During the measurement period, the Company adjusted the provisional amounts recognized at the acquisition date to reflect the new information obtained about facts and circumstances that existed as of the acquisition date, that if known, would have affected the measurements of the amounts recognized at that date. These measurement period adjustments have been applied to the Consolidated Balance Sheet, Consolidated Statement of Operations, and Consolidated Cash Flows as of April 30, 2010, so that the effect of the measurement period adjustments to the allocation of the purchase price would be as if the adjustments had been completed on the acquisition date.

On April 26, 2010, the Company sold its entire 19.8% ownership interest in Casa Systems, Inc. (“Casa”) back to Casa, a development stage company that specializes in video-on-demand products with the telecommunications and television markets, for $34.1 million realizing a pre-tax profit of $25.2 million which is included in the Consolidated Statement of Operations for the applicable period.

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

The Company determined there are significant functions, and therefore costs, considered corporate expenses that are not allocated to the reportable segments for the purposes of assessing performance and making operating decisions. These unallocated costs include general and administrative expenses, other than direct general and administrative expenses related to the Software and Media Services segments, other income (expense), net, taxes and equity losses in earnings of affiliates, which are managed separately at the corporate level.

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

•	our ability to control operating costs given the fluctuations that we have experienced with revenues from quarter to quarter; and

•	our ability to successfully integrate businesses acquired by us, including eventIS, Mobix Interactive, and VividLogic.

Three Months Ended July 31, 2010 Compared to the Three Months Ended July 31, 2009

The following table sets forth statement of operations data for the three months ended July 31, 2010 and 2009.

	Three Months Ended
	July 31,
	2010	2009
	(in thousands)
Revenues:
Products	$21,981	$22,598
Services	29,655	23,909
	51,636	46,507

Costs and expenses:
Cost of product revenues	9,105	7,789
Cost of services revenues	17,672	15,004
Research and development	12,217	11,976
Selling and marketing	6,205	6,251
General and administrative	5,176	5,183
Amortization of intangibles	838	794
Restructuring	198	-
Income (loss) from operations	225	(490)
Other income, net	139	149
Income (loss) before income taxes and equity loss in earnings of affiliates	364	(341)
Income tax benefit	(3,301)	(12)
Equity loss in earnings of affiliates, net of tax	(131)	(47)
Net income (loss)	$3,534	$(376)

Revenues

The following table summarizes information about the Company’s reportable segment revenues for the three months ended July 31, 2010 and 2009.

	Three Months Ended
	July 31,
	2010	2009	%
	(in thousands, except for percentage data)
Software revenues:
Products	$15,037	$14,424	4%
Services	19,158	15,636	23%
Total Software revenues	34,195	30,060	14%

Servers and Storage revenues:
Products	6,944	8,174	-15%
Services	3,367	3,657	-8%
Total Servers and Storage revenues	10,311	11,831	-13%

Media Services:
Services	7,131	4,616	54%

Total consolidated revenue:
Products	21,981	22,598	-3%
Services	29,656	23,909	24%
Total consolidated revenues	$51,637	$46,507	11%

Product Revenues. Product revenues decreased 3% to $22.0 million in the three months ended July 31, 2010 from $22.6 million in the three months ended July 31, 2009. Product revenues from the Software segment accounted for 68% and 64% of the total product revenue for the three months ended July 31, 2010 and 2009, respectively. The Servers and Storage segment accounted for 32% and 36% of total product revenues in the three months ended July 31, 2010 and 2009, respectively. The decrease in Product revenues was due to a decrease in VOD server revenues year over year due to lower shipments of VOD servers to North American and Latin American service providers, partially offset by higher Broadcast server and software revenues to one of our large North American customers.

Services Revenues. Services revenues increased 24% year over year to $29.7 million in the three months ended July 31, 2010 from $23.9 million in the three months ended July 31, 2009. For the three months ended July 31, 2010 and 2009, services revenues for the Software segment accounted for 65% of the total services revenue. Servers and Storage services revenue accounted for 11% and 15% of total services revenue and Media Services revenue accounted for 24% and 20% of total services revenues in three months ended July 31, 2010 and 2009, respectively. The increase in Service revenues compared to the three months ended July 31, 2009 was due to increased revenues from Media Services resulting from recent contract wins late in the third quarter of fiscal 2010, higher Broadcast services revenues and service revenues from the Comcast software subscription agreement extensions during the first quarter of fiscal 2011 through May 2010, which were classified as services revenues as the extension did not require specific enhancements. During the three months ended July 31, 2010, the Company signed a new subscription agreement with Comcast and began recognizing software subscription revenues with Comcast as product revenues effective June 1, 2010 as the agreement provided for specific enhancements.

For the three months ended July 31, 2010, two customers accounted for more than 31% of our total revenues, and four customers accounted for more than 54% of our total revenues for the three months ended July 31, 2009. Revenue from each of these customers was included in revenue from the Software and the Servers and Storage segments. We believe that a significant amount of our revenues will continue to be derived from a limited number of customers.

International sales accounted for approximately 51% and 40% of total revenues in the three months ended July 31, 2010 and 2009, respectively. With the acquisition of eventIS, headquartered in the Netherlands, we expect that international products and services revenues will be a significant portion of our business in the future.

Software Revenues. Revenues from our Software segment for the three months ended July 31, 2010 increased $4.1 million, or a 14% increase compared to the three months ended July 31, 2009. The 4% increase in the software products revenues was due to higher software licensing revenue from our Broadcast software products primarily from a large North American customer, and the inclusion of eventIS license revenues offset by lower VOD license revenues from North American customers.

The $3.6 million or 23% increase in services revenue compared to the three months ended July 31, 2009 was due to the Comcast software subscription agreement which was accounted for as services revenues for the month of May, as noted above, and the inclusion of service revenues from the recent acquisitions of eventIS and VividLogic.

Servers and Storage Revenues. Revenues from the Servers and Storage segment for the three months ended July 31, 2010 decreased $1.5 million or 13% compared to the three months ended July 31, 2009. The decrease in product revenues in the three months ended July 31, 2010 of $1.2 million compared to the same quarter in the previous year was primarily due to decreased shipments of VOD servers when compared to the second quarter of last year which included large shipments of VOD servers to North American customers and a Latin American customer. The decrease was partially offset by shipments of Broadcast servers to a customer in North America.

The 8% decrease in service revenues compared to the three months ended July 31, 2009 was due to lower VOD server installation revenues resulting from a decrease in VOD server revenues year over year and lower Broadcast technical support revenues.

Media Services. Revenues from Media Services increased by approximately $2.5 million or 54% in the three months ended July 31, 2010 compared to the three months ended July 31, 2009. The increase in revenue was due primarily to recent contract wins in Dubai and France and increased content processing revenues from customers in Greece and Turkey.

Product Gross Profit. Costs of product revenues consist primarily of the cost of purchased material components and subassemblies, labor and overhead relating to the final assembly and testing of complete systems and related expenses. The gross profit percentage for products was 58% and 65% for the three months ended July 31, 2010 and 2009, respectively. The decrease was primarily due to lower VOD software margins and VOD subscription margins offset by higher TV Navigator, and Advertising Insertion margins.

Services Gross Profit. Cost of services revenues consist primarily of labor, materials and overhead relating to the installation, training, product maintenance and technical support, software development, and project management provided by us and costs associated with providing video content services. The gross profit percentage for services increased from 38% to 41% for the three months ended July 31, 2010 compared to the same quarter in the previous year primarily due to higher margins from the Media Services segment and the inclusion of the Comcast software subscription agreement extension in May which carries a higher margin than typical service revenues.

Software Revenues Gross Profit. Software segment gross margin of 54% for the three months ended July 31, 2010 was seven percentage points lower compared to the three months ended July 31, 2009. The decrease in software gross margins was primarily due to the lower VOD software margins and VOD subscription margins offset by higher Advertising Insertion and TV Navigator margins.

Servers and Storage Gross Profit. Servers and Storage segment gross margin of 47% in the three months ended July 31, 2010 was three percentage points higher than in the three months ended July 31, 2009 due to the second quarter of last year included higher shipments of lower margin VOD server shipments to a North American customer.

Media Services Gross Profit. Media Services segment gross margin of 23% for the three months ended July 31, 2010 was eighteen percentage points higher than the gross margin for the three months ended July 31, 2009 due to cost savings related to bringing in-house all content processing that was completed in the second half of last year. In addition, gross margin improvement was driven by the significant year over year increase in revenue.

Research and Development. Research and development expenses consist primarily of the compensation of development personnel, depreciation of development and test equipment and an allocation of related facilities expenses. Research and development expenses increased to $12.2 million, or 23% of total revenues, in the three months ended July 31, 2010, from $12.0 million, or 26% of total revenues, in the three months ended July 31, 2009. The increase year over year is primarily due to the inclusion of eventIS and increased Philippine engineering costs partially offset by lower domestic research and development headcount costs.

Selling and Marketing. Selling and marketing expenses consist primarily of compensation expenses, including sales commissions, travel expenses and certain promotional expenses. Selling and marketing expenses decreased from $6.3 million, or 13% of total revenues, in the three months ended July 31, 2009, to $6.2 million, or 12% of total revenues, in the three months ended July 31, 2010. The decrease compared to the three months ended July 31, 2009 was primarily due to lower travel related expenses offset by the inclusion of eventIS and VividLogic sales and marketing expenses.

General and Administrative. General and administrative expenses consist primarily of the compensation of executive, finance, human resource and administrative personnel, legal and accounting services and an allocation of related facilities expenses. In the three months ended July 31, 2010, general and administrative expenses were flat at $5.2 million, or 10% of total revenues, from $5.2 million, or 11% of total revenues, in the three months ended July 31, 2009. In comparison to the three months ended July 31, 2009, general and administrative expense related to the inclusion of eventIS and VividLogic were offset by lower corporate headcount related expenses.

Amortization of intangible assets. Amortization expense consists of the amortization of acquired intangible assets which are operating expenses and not considered costs of revenues. In the three months ended July 31, 2010 and 2009, amortization expense was $838,000 and $794,000, respectively. Additional amortization expense of $459,000 and $53,000 for the three months ended July 31, 2010 and 2009, respectively, related to acquired technology was charged to cost of sales, with the increase in the three months ended July 31, 2010 being due to amortization expense of the intangible assets related to the recent acquisitions of eventIS and VividLogic.

Restructuring. During the first quarter of fiscal 2011, the Company initiated actions to lower its cost structure as it strives to improve its financial performance. For the three months ended July 31, 2010, restructuring charges to the Company’s income statement totaling $198,000 related to severance costs for the termination of 12 employees primarily in research and development areas. The Company is reviewing its Server and Storage business and anticipates incurring additional restructuring costs in the next one to two quarters to align the cost structure of this business unit more closely with forecasted future revenue.

Other (expense) income, net. Other (expense) income, net was $139,000 of income in the three months ended July 31, 2010, compared to $149,000 of income in the three months ended July 31, 2009. The $139,000 of income for the three months ended July 31, 2010 was comprised of $100,000 of interest income, a $429,000 insurance settlement resulting from the purchase of the ODG building, offset by $256,000 of foreign exchange losses and $138,000 of expense due to the change of the fair value of contingent consideration. The $149,000 of income for the three months ended July 31, 2009, was comprised of $211,000 of interest income, $87,000 of translation loss and a gain on sales of marketable securities of $25,000. Translation gains and losses at our various foreign subsidiaries (where the functional currency is the US Dollar) are derived from fluctuations in exchange rates between the various currencies and the U.S dollar.

Equity Loss in Earnings of Affiliates. Equity loss in earnings of affiliates was $131,000 and $47,000 in the three months ended July 31, 2010 and 2009, respectively. For the three months ended July 31, 2010, $266,000 of equity loss was recognized from On Demand Deutschland, net of $135,000 in accreted gains related to customer contracts and content licensing agreements and a capital distribution related to reimbursement of previously incurred costs. For the three months ended July 31, 2009, the On Demand Deutschland loss was $192,000 net of $145,000 in accreted gains related to customer contracts and content licensing agreements and a capital distribution related to reimbursement of previously incurred costs.

Income Tax Provision: For the three months ended July 31, 2010, the Company recorded an income tax benefit of $3.3 million on income before tax of $364,000. For the three months ended July 31, 2010, the income tax benefit was due to the adjustment during the second quarter of fiscal 2011to reflect the lower forecasted profit before tax for the fiscal year 2011. The Company estimates its annual effective tax rate for the year and applies that rate to the year to date profit before tax to determine the quarterly and year to date tax expense or benefit. Previously, the Company maintained a full U.S tax valuation allowance and will continue to monitor available information in determining whether there is sufficient evidence to consider releasing some or all of the remaining valuation allowance. Should the Company determine any portion of the valuation allowance is no longer required, a tax benefit would be recorded in the financial period of the change in determination.

For the three months ended July 31, 2009, we recorded an income tax benefit of $12,000 on a loss before taxes of $341,000 resulting in an effective tax benefit rate of 3%. The difference in the fiscal 2010 periods between our effective tax rate and the federal statutory rate of 35% was primarily due to the differential in foreign tax rates and the utilization of foreign tax credits.

The effective income tax rate is based upon the estimated income for the year, the composition of the income in different countries and adjustments, if any, in the applicable quarterly periods for the potential tax consequences, benefits, resolution of tax audits or other tax contingencies.

In conjunction with the purchase price allocation for the acquisition of VividLogic, we recorded a liability in the amount of $1.2 million for uncertain California state tax position. Tax years 2006 to 2009 of VividLogic are currently open for examination. An indemnification asset held in escrow of $1.2 million represents the selling shareholders’ obligation to indemnify the Company for uncertain tax positions taken by VividLogic prior to our purchase of it.

Non-GAAP Measures. As part of our ongoing review of financial information related to our business, we regularly use non-GAAP measures, in particular adjusted non-GAAP earnings per share, as we believe they provide a meaningful insight into our business and trends. We also believe that these adjusted non-GAAP measures provide readers of our financial statements with useful information and insight with respect to the results of our business. However, the presentation of adjusted non-GAAP information is not intended to be considered in isolation or as a substitute for results prepared in accordance with GAAP. Below are tables for the three months ended July 31, 2010 and 2009, respectively:

	Three months Ended			Three months Ended
	July 31, 2010			July 31, 2009
	GAAP	Adjustment	Non-GAAP	GAAP	Adjustment	Non-GAAP
	(in thousands except share data)			(in thousands except share data)
Revenues	$51,636	$1,286	$52,922	$46,507	$-	$46,507

Operating expenses	24,634		24,634	24,204		24,204
Stock-based compensation	-	347	347	-	734	734
Amortization of intangible assets	-	1,297	1,297	-	847	847
Restructuring	-	198	198
Acquisition related costs	-	138	138	-	632	632
	24,634	1,980	22,654	24,204	2,213	21,991

Income (loss) from operations	225	3,266	3,491	(490)	2,213	1,723

Income from sale of investment in affiliate	-	-	-

Income tax benefit (provision) impact	3,301	(3,609)	(308)	12	(194)	(182)

Net income (loss)	$3,534	$(343)	$3,191	$(376)	$2,019	$1,643
Diluted income (loss) per share	$0.11	$(0.01)	$0.10	$(0.01)	$0.06	$0.05
Diluted weighted average common shares outstanding	32,018	32,018	32,018	30,795	30,795	30,795

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

Deferred software revenue: Business combination accounting rules require us to account for the fair value of customer contracts assumed in connection with our acquisitions. In connection with the acquisition of eventIS Group B.V. on September 1, 2009 and VividLogic, Inc. on February 1, 2010, the book value of our deferred software revenue was reduced by approximately $2.3 million in the adjustment to fair value. Because these customer contracts may take up to 18 months to complete, our GAAP revenues subsequent to this acquisition do not reflect the full amount of software revenues on assumed customer contracts that would have otherwise been recorded by eventIS Group B.V. and VividLogic, Inc. We believe this adjustment is useful to investors as a measure of the ongoing performance of our business because we have historically experienced high renewal rates on similar customer contracts, although we cannot be certain that customers will renew these contracts.

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

	Three Months Ended
	July 31, 2010	July 31, 2009
	(in thousands)
Cost of revenues	$53	$153
Research and development	96	174
Selling and marketing	93	193
General and administrative	105	214
Total stock-based compensation	$347	$734

Amortization of intangible assets: We have excluded the effect of amortization of intangible assets from our non-GAAP operating expenses and net income measures. Amortization of intangibles is inconsistent in amount and frequency and is significantly affected by the timing and size of our acquisitions.

	Three Months Ended
	July 31, 2010	July 31, 2009
	(in thousands)
Cost of revenues:	459	53
Operating expenses:	838	794
Total amortization of intangibles	$1,297	$847

Restructuring: We incurred charges due to the restructuring of our business including severance charges and write down of inventory to net realizable value, which we generally would not have otherwise incurred in the periods presented as part of our continuing operations.

Acquisition related and other expenses: We incurred significant expenses in connection with our acquisitions of eventIS Group B.V. and VividLogic, Inc. and also incurred certain other operating expenses, which we generally would not have otherwise incurred in the periods presented as a part of our continuing operations. Acquisition related and other expenses consist of transaction costs, costs for transitional employees, other acquired employee related costs, integration related professional services and the change of fair value related to contingent considerations.

Income from sale of investment in affiliate: We generated income due to the sale of our investment in Casa Systems, Inc. We excluded the income generated by this investment due to its non-recurring nature.

Income tax benefit (provision) impact: The non-GAAP income tax adjustment reflects the effective tax rate in which the non-GAAP adjustment occurs and excludes any changes in the tax valuation allowance arising from the gain on the sale of the equity investment in Casa Systems, Inc.

Six Months Ended July 31, 2010 Compared to the Six Months Ended July 31, 2009

The following table sets forth statement of operations data for the six months ended July 31, 2010 and 2009.

	Six Months Ended
	July 31,
	2010	2009
	(in thousands)
Revenues:
Products	$46,615	$48,968
Services	59,610	46,415
Total Revenues	106,225	95,383

Costs and expenses:
Cost of product revenues	18,783	17,758
Cost of services revenues	35,205	28,893
Research and development	25,781	24,080
Selling and marketing	12,589	12,515
General and administrative	11,977	10,050
Amortization of intangibles	1,707	1,273
Restructuring	4,509	-
(Loss) income from operations	(4,326)	814
Gain on sale of investment in affiliate	25,188	-
Other (expense) income, net	(430)	284
Income before income taxes and equity loss in earnings of affiliates	20,432	1,098
Income tax provision (benefit)	(3,643)	232
Equity loss in earnings of affiliates, net of tax	(245)	(244)
Net income	$23,830	$622

Revenues

The following table summarizes information about the Company’s reportable segment revenues for the six months ended July 31, 2010 and 2009.

	Six Months Ended
	July 31,
	2010	2009	%
	(in thousands, except for percentage data)
Software revenues:
Products	$36,169	$30,709	18%
Services	39,496	29,969	32%
Total Software revenues	$75,665	$60,678	25%

Servers and Storage revenues:
Products	$10,446	$18,259	-43%
Services	6,615	7,625	-13%
Total Servers and Storage revenues	$17,061	$25,884	-34%

Media Services:
Services	$13,499	$8,821	53%

Total consolidated revenue:
Products	$46,615	$48,968	-5%
Services	59,610	46,415	28%
Total consolidated revenues	$106,225	$95,383	11%

Product Revenues. Product revenues decreased 5% to $46.6 million in the six months ended July 31, 2010 from $49.0 million in the six months ended July 31, 2009. Product revenues from the Software segment accounted for 78% and 63% of the total product revenue for the six months ended July 31, 2010 and 2009, respectively. The Servers and Storage segment accounted for 22% and 37% of total product revenues in the six months ended July 31, 2010 and 2009, respectively. The decrease was due to lower VOD server revenues that were partially offset by higher Broadcast revenues and the inclusion of revenues from eventIS and VividLogic.

Services Revenues. Services revenues increased 28% year over year to $59.6 million in the six months ended July 31, 2010 from $46.4 million in the six months ended July 31, 2009. For the six months ended July 31, 2010 and 2009, services revenues for the Software segment accounted for 66% and 65% of the total services revenue, respectively. Servers and Storage services revenue accounted for 11% and 16% of total services revenue and Media Services revenue accounted for 23% and 19% of total services revenues in the six months ended July 31, 2010 and 2009, respectively. The increase in Services revenues compared to the six months ended July 31, 2009 was due to increased revenues from Media Services resulting from recent contract wins late in the third quarter of fiscal 2010, the inclusion of eventIS and VividLogic revenues and VOD services revenues from the Comcast software subscription agreement extension, which were classified as services revenues for the period of February 2010 through May 2010. Unlike in prior periods, where software subscription agreements with Comcast provided for specified enhancements and therefore were classified as product revenues, the agreement extensions contained no specified enhancements. The new software subscription agreement signed with Comcast during the second quarter of fiscal 2011 will be accounted for on a percentage of completion basis and recorded as product revenues starting on May 21, 2010 since the new subscription agreement provides for specific enhancements. During the previous year, the subscription agreement was accounted for under the percentage of completion accounting basis and recorded as product revenues.

For the six months ended July 31, 2010, two customers accounted for more than 39% of our total revenues, and three customers accounted for more than 48% of our total revenues for the six months ended July 31, 2009. Revenue from each of these customers was included in revenue from the Software and the Servers and Storage segments. We believe that a significant amount of our revenues will continue to be derived from a limited number of customers.

International sales accounted for approximately 45% and 33% of total revenues in the six months ended July 31, 2010 and 2009, respectively. With the acquisition of eventIS, headquartered in the Netherlands, we expect that international products and services revenues will be a significant portion of our business in the future.

Software Revenues. Revenues from our Software segment for the six months ended July 31, 2010 increased $15.0 million, or a 25% increase compared to the six months ended July 31, 2009. The $5.5 million or 18% increase in the software products revenues was due to higher software licensing revenue from our Broadcast software products primarily from a large North American customer, and the inclusion of eventIS and VividLogic.

The $9.5 million or 32% increase in software services revenue compared to the six months ended July 31, 2009 was due to the Comcast software subscription agreement which was accounted for as services revenues, as noted above, and the inclusion of service revenues from the recent acquisitions of eventIS and VividLogic.

Servers and Storage Revenues. Revenues from the Servers and Storage segment for the six months ended July 31, 2010 decreased $8.8 million or 34% compared to the six months ended July 31, 2009. The decrease in product revenues in the six months ended July 31, 2010 of $7.8 million compared to the same period in the previous year was primarily due to decreased shipments of VOD servers when compared to the six months ended July 31, 2009 which included large shipments of VOD servers to two large North American customers. This decrease was partially offset by shipments of Broadcast servers to a customer in North America.

The 13% or $1.0 million decrease in service revenues compared to the six months ended July 31, 2009 was due to lower VOD server installation revenues resulting from a decrease in VOD server revenues year over year and lower Broadcast technical support revenues.

Media Services. Revenues from Media Services increased by approximately $4.7 million or 53% in the six months ended July 31, 2010 compared to the six months ended July 31, 2009. The increase in revenue was due primarily to recent contract wins in Dubai and France and increased content processing revenues from customers in Greece and Turkey.

Product Gross Profit. Costs of product revenues consist primarily of the cost of purchased material components and subassemblies, labor and overhead relating to the final assembly and testing of complete systems and related expenses. The gross profit percentage decreased four points from 64% for the six months ended July 31, 2009 to 60% for the six months ended July 31, 2010, due primarily to lower VOD product margins.

Services Gross Profit. Cost of services revenues consist primarily of labor, materials and overhead relating to the installation, training, product maintenance and technical support, software development, and project management provided by us and costs associated with providing video content services. The gross profit percentage for services increased from 38% to 41% for the six months ended July 31, 2010 compared to the same period in the previous year, primarily due to increased margins from the Media Services segment and the inclusion of the Comcast software subscription agreement extensions which carry higher margins than typical service revenues.

Software Revenues Gross Profit. Software segment gross margin of 54% for the six months ended July 31, 2010 was five percentage points lower compared to the six months ended July 31, 2009. The decrease in software gross margins was primarily due to lower than normal margins for our VOD software products resulting from a significant product shipment during this year’s first quarter resulting in a competitor displacement at a large North American customer and lower software subscription margins.

Servers and Storage Gross Profit. Servers and Storage segment gross margin of 47% in the six months ended July 31, 2010 was flat compared to the six months ended July 31, 2009.

Media Services Gross Profit. Media Services segment gross margin of 24% for the six months ended July 31, 2010 was seventeen percentage points higher than the gross margin for the six months ended July 31, 2009 due to the cost savings related to bringing in-house all content processing that was completed in the second half of last year. In addition, gross margin improvement was driven by the significant year over year increase in revenue.

Research and Development. Research and development expenses consist primarily of the compensation of development personnel, depreciation of development and test equipment and an allocation of related facilities expenses. Research and development expenses increased from $24.1 million, or 25% of total revenues, in the six months ended July 31, 2009, to $25.8 million, or 24% of total revenues, in the six months ended July 31, 2010. The increase year over year is primarily due to the inclusion of eventIS and increased Philippine headcount costs.

Selling and Marketing. Selling and marketing expenses consist primarily of compensation expenses, including sales commissions, travel expenses and certain promotional expenses. Selling and marketing expenses increased from $12.5 million, or 13% of total revenues, in the six months ended July 31, 2009, to $12.6 million, or 12% of total revenues, in the six months ended July 31, 2010. The increase compared to the six months ended July 31, 2009 was primarily due to the inclusion of eventIS offset by lower headcount related costs.

General and Administrative. General and administrative expenses consist primarily of the compensation of executive, finance, human resource and administrative personnel, legal and accounting services and an allocation of related facilities expenses. In the six months ended July 31, 2010, general and administrative expenses increased to $12.0 million, or 11% of total revenues, from $10.1 million, or 11% of total revenues, in the six months ended July 31, 2009. The increase was primarily due to transaction costs related to the VividLogic acquisition and higher legal and professional fees that were partially offset by lower corporate headcount-related costs.

Amortization of intangible assets. Amortization expense consists of the amortization of acquired intangible assets which are operating expenses and not considered costs of revenues. In the six months ended July 31, 2010 and 2009, amortization expense was $1.7 million and $1.3 million, respectively. An additional $938,000 and $60,000 of amortization expense related to acquired technology was charged to cost of sales for the six months ended July 31, 2010 and 2009, respectively, with the increase in the six months ended July 31, 2010 being due to amortization expense of the intangible assets related to the acquisitions of eventIS and VividLogic.

Restructuring. During the first six months of fiscal 2011, the Company initiated actions to lower its cost structure as it strives to improve its financial performance. The first quarter of fiscal 2011 included restructuring charges totaling $1.8 million for severance costs related to the termination of approximately 64 employees and a write down of inventory of approximately $2.5 million related to the decision in the first quarter to discontinue certain products within the Servers and Storage segment. The second quarter included additional headcount reductions of 12 employees totaling $198,000. The Company is reviewing its Server and Storage business and anticipates incurring additional restructuring costs in the next one to two quarters to align the cost structure of this business unit more closely with forecasted future revenue.

Other (expense) income, net. Other (expense) income, net was $430,000 of expense in the six months ended July 31, 2010, compared to $284,000 of income in the six months ended July 31, 2009. The $430,000 of expense for the six months ended July 31, 2010 was comprised of $152,000 of interest income and $429,000 of an insurance settlement resulting from the purchase of the ODG building which was partially offset by $738,000 of foreign exchange losses and $229,000 of expense due to the change of the fair value of contingent consideration. The $284,000 of income for the six months ended July 31, 2009, was comprised of $414,000 of net interest income, $155,000 of translation loss and a gain on sales of marketable securities of $25,000. Translation gains and losses at our various foreign subsidiaries (where the functional currency is the US Dollar) are derived from fluctuations in exchange rates between the various currencies and the U.S dollar.

Equity Loss in Earnings of Affiliates. Equity loss in earnings of affiliates was $245,000 and $244,000 for the six months ended July 31, 2010 and 2009, respectively. For the six months ended July 31, 2010, $518,000 of equity loss was recognized from On Demand Deutschland, net of $273,000 in accreted gains related to customer contracts and content licensing agreements and a capital distribution related to reimbursement of previously incurred costs. For the six months ended July 31, 2009, the On Demand Deutschland loss was $520,000 net of $276,000 in accreted gains related to customer contracts and content licensing agreements and a capital distribution related to reimbursement of previously incurred costs.

Income Tax Provision. For the six months ended July 31, 2010, we recorded an income tax benefit of $3.6 million on income before tax of $20.4 million. The income tax benefit recorded for the six months ended July 31, 2010 includes the second quarter benefit resulting from the change in lower forecasted fiscal 2011 profit before tax as well as the benefit in the first quarter associated with the gain on the sale of Casa Systems, Inc. in the first quarter and the benefit from the decrease of a portion of the valuation allowance against its deferred tax assets due to the Company having met the “more likely than not” realization criteria on its U.S. deferred tax assets as of July 31, 2010. Previously, the Company maintained a full valuation allowance and will continue to monitor available information in determining whether there is sufficient evidence to consider releasing some or all of the remaining valuation allowance. Should the Company determine any portion of the valuation allowance is no longer required, a tax benefit would be recorded in the financial period of the change in determination.

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

The effective income tax rate is based upon the estimated income for the year, the composition of the income in different countries and adjustments, if any, in the applicable quarterly periods for the potential tax consequences, benefits, resolution of tax audits or other tax contingencies.

In conjunction with the purchase price allocation for the acquisition of VividLogic, we recorded a liability in the amount of $1.2 million for uncertain California state tax position. Tax years 2006 to 2009 of VividLogic are currently open for examination. An indemnification asset held in escrow of $1.2 million represents the selling shareholders’ obligation to indemnify the Company for uncertain tax positions taken by VividLogic prior to our purchase of it.

Non GAAP Measures. As part of our ongoing review of financial information related to our business, we regularly use non-GAAP measures, in particular adjusted non-GAAP earnings per share, as we believe they provide a meaningful insight into our business and trends. We also believe that these adjusted non-GAAP measures provide readers of our financial statements with useful information and insight with respect to the results of our business. However, the presentation of adjusted non-GAAP information is not intended to be considered in isolation or as a substitute for results prepared in accordance with GAAP. Below are tables for the six months ended July 31, 2010 and 2009, respectively:

	Six Months Ended			Six Months Ended
	July 31, 2010			July 31, 2009
	GAAP	Adjustment	Non-GAAP	GAAP	Adjustment	Non-GAAP
	(in thousands except for share data)			(in thousands except for share data)
Revenues	$106,225	$3,103	$109,328	$95,383	$-	$95,383

Operating expenses	56,563		56,563	47,918		47,918
Stock-based compensation	-	845	845	-	1,495	1,495
Amortization of intangible assets	-	2,645	2,645	-	1,377	1,377
Restructuring	-	4,509	4,509	-	-	-
Acquisition related costs	-	1,029	1,029	-	632	632
	56,563	9,028	47,535	47,918	3,504	44,414

(Loss) income from operations	(4,326)	12,131	7,805	814	3,504	4,318

Income from sale of investment in affiliate	25,188	(25,188)	-	-	-	-

Income tax benefit (provision) impact	3,643	(4,270)	(627)	(232)	(204)	(436)

Net income (loss)	$23,830	$(17,327)	$6,503	$622	$3,300	$3,922
Diluted income (loss) per share	$0.75	$(0.54)	$0.21	$0.02	$0.11	$0.13
Diluted weighted average common shares outstanding	31,864	31,864	31,864	31,289	31,289	31,289

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

	Six Months Ended
	July 31, 2010	July 31, 2009
	(in thousands)
Cost of revenues	$120	$311
Research and development	231	389
Selling and marketing	198	291
General and administrative	296	504
Total stock-based compensation	$845	$1,495

Amortization of intangible assets: We have excluded the effect of amortization of intangible assets from our non-GAAP operating expenses and net income measures. Amortization of intangibles is inconsistent in amount and frequency and is significantly affected by the timing and size of our acquisitions.

	Six Months Ended
	July 31, 2010	July 31, 2009
	(in thousands)
Cost of revenues:	938	104
Operating expenses:	1,707	1,273
Total amortization of intangibles	$2,645	$1,377

Restructuring: We incurred charges due to the restructuring of our business including severance charges and write down of inventory to net realizable value, which we generally would not have otherwise incurred in the periods presented as part of our continuing operations.

Acquisition related and other expenses: We incurred significant expenses in connection with our acquisitions of eventIS Group B.V. and VividLogic, Inc. and also incurred certain other operating expenses, which we generally would not have otherwise incurred in the periods presented as a part of our continuing operations. Acquisition related and other expenses consist of transaction costs, costs for transitional employees, other acquired employee related costs, integration related professional services and the change of fair value related to contingent considerations.

Income from sale of investment in affiliate: We generated income due to the sale of our investment in Casa Systems, Inc. We excluded the income generated by this investment due to its non recurring nature.

Income tax benefit (provision) impact: The non-GAAP income tax adjustment reflects the effective tax rate in which the non-GAAP adjustment occurs and excludes any changes in the tax valuation allowance arising from the gain on the sale of the equity investment in Casa Systems, Inc.

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

Liquidity and Capital Resources

Historically, we have financed our operations and capital expenditures primarily with cash on-hand. Cash and marketable securities increased $27.8 million from $48.5 million at January 31, 2010 to $76.3 million at July 31, 2010. Working capital increased from $60.9 million at January 31, 2010 to $84.8 million at July 31, 2010. The increase was primarily the result of the sale of our entire equity investment in Casa Systems, Inc. offset by reductions in payables and payment of taxes resulting from the gain on the sale of our entire equity interest in Casa Systems, Inc.

Net cash provided by operating activities was $5.7 million for the six months ended July 31, 2010 compared to net cash provided by operating activities of $15.5 million for the six months ended July 31, 2009. The net cash provided by operating activities for the six months ended July 31, 2010 was primarily the result of net income and non-cash expenses providing $1.1 million and a increase of working capital of $4.6 million. The primary reason for the increase in working capital was the decrease of $8.9 million in accounts receivable due to strong collection efforts, decreases in inventory, and increases in accrued expenses of $2.6 million. These additions were partially offset by decreases in income taxes payable of $1.0 million due to the payment of taxes related to the sale of the Company’s equity investment in Casa Systems, Inc, a decrease in accounts payable of $ 4.4 million, and a decrease in customer deposits of $1.9 million.

Net cash provided by investing activities was $17.3 million for the six months ended July 31, 2010 compared to net cash used by investing activities of $6.2 million for the six months ended July 31, 2009. Investment activity for the six months ended July 31, 2010 consisted of the acquisition payments related to VividLogic for $9.5 million, net of cash acquired, capital expenditures of $2.6 million, net purchases of marketable securities of $3.1 million, and the payment of $1.5 million in contingent consideration for the VividLogic purchase, offset by the proceeds of $34.1 million from the sale of the Company’s equity investment in Casa Systems, Inc.

Net cash provided by financing activities was $829,000 for the six months ended July 31, 2010 and net cash used by financing activities was $800,000 for the six months ended July 31, 2009. In the six months ended July 31, 2010, the cash provided by financing activities was $ 2.2 million from the issuance of common stock in connection with stock option exercises and stock purchases under the Company’s Employee Stock Purchase Plan, which were offset by $1.4 million in purchases of the Company’s common stock.

Effect of exchange rates on cash and cash equivalents of $286,000 was the result of the translation of ODG’s and eventIS’s cash balances, which use the British pound and the Euro, respectively, as their functional currencies, to U.S. dollars at July 31, 2010.

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

Under the share purchase agreement with the former shareholders of VividLogic, the Company paid $1.5 million on June 1 and August 1, 2010 and $2 million will be paid on February 1, 2011. On each of the first, second and third anniversaries of the closing date, the Company is also obligated to make additional fixed payments of deferred purchase price of $1.0 million in cash. In addition, the Company may also be obligated to make earnout payments if certain performance goals are met over each of the three annual periods ending February 1, 2013. The purchase price allocated to current assets included an indemnification asset held in escrow for $1.2 million representing an estimate of the selling shareholders obligation to indemnify the Company for the outcome of a potential contingent liability relating to an uncertain tax position.  The indemnification asset was measured on the same basis as the liability for the uncertain tax position. VividLogic has been under tax examination by the State of California since January 2009 for the tax years 2006 and 2007. As of July 31, 2010, the Company has not received nor agreed upon any final adjustments. The indemnification asset will be settled once the results of the audit by the State of California are complete.

 The Company maintains a revolving line of credit with RBS Citizens (a subsidiary of the Royal Bank of Scotland Group plc) for $15.0 million which expires on October 31, 2010. Loans made under this revolving line of credit bear interest at a rate per annum equal to the bank’s prime rate. Borrowings under this line of credit are collateralized by substantially all of our assets. The loan agreement requires SeaChange to comply with certain financial covenants. As of July 31, 2010, we were in compliance with the financial covenants and there were no amounts outstanding under the revolving line of credit.

We are occasionally required to post letters of credit, issued by a financial institution, to secure certain sales contracts. Letters of credit generally authorize the financial institution to make a payment to the beneficiary upon the satisfaction of a certain event or the failure to satisfy an obligation. The letters of credit are generally posted for one-year terms and are usually automatically renewed upon maturity until such time as we have satisfied the commitment secured by the letter of credit. We are obligated to reimburse the issuer only if the beneficiary collects on the letter of credit. We believe that it is unlikely we will be required to fund a claim under our outstanding letters of credit. As of July 31, 2010, the full amount of the letters of credit of $685,000 was supported by our credit facility.

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

Recently Issued Accounting Standard Updates

Recent Accounting Guidance Not Yet Effective

Revenue Recognition for Arrangements with Multiple Deliverables

In September 2009, the FASB amended the guidance for revenue recognition in multiple-element arrangements. It has been amended to remove from the scope of industry specific revenue accounting guidance for software and software related transactions, tangible products containing software components and non-software components that function together to deliver the product’s essential functionality. The guidance now requires an entity to provide updated guidance on whether multiple deliverables exist, how the deliverables in an arrangement should be separated, and the consideration allocated, and also requires and entity to allocate revenue in an arrangement using estimated selling prices of deliverables for these products if a vendor does not have vendor-specific objective evidence (“VSOE”) or third-party evidence of selling price. The guidance also eliminates the use of the residual method and requires an entity to allocate revenue using the relative selling price method for these products. The accounting changes summarized are effective for fiscal years beginning on or after June 15, 2010, with early adoption permitted. Adoption may either be on a prospective basis or by retrospective application. The Company is currently assessing the impact of these amendments on its accounting and reporting systems and processes; however, at this time the Company is unable to quantify the impact of their adoption on its financial statements or determine the timing and method of its adoption.

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

Substantially all of our international product sales are payable in United States Dollars (USD). In the case of our Media Services operations in the United Kingdom and eventIS in the Netherlands, product sales are generally payable in local currencies, providing a natural hedge for receipts and local payments. In light of the high proportion of our international businesses, we expect the risk of any adverse movements in foreign currency exchange rates could have an impact on our translated results within the Consolidated Statements of Operations and Balance Sheets. For the six months ended July 31, 2010 the Company generated a foreign currency translation loss of $3.2 million which was recorded as accumulated other comprehensive loss, decreasing the Company’s equity section of the balance sheet over the prior year.

The Company entered into a forward foreign currency exchange contract to manage exposure related to liabilities denominated in Euros. SeaChange does not enter into derivative financial instruments for trading purposes. At July 31, 2010, we had one forward contract to buy Euros totaling €1.2 million that settled on September 1, 2010. SeaChange did not incur a material change in exchange rates impacting its operating results, financial position and liquidity for the third quarter of fiscal 2011.

The U.S. Dollar is the functional currency for our international subsidiaries, except for ODG, Mobix, eventIS and SeaChange B.V. All foreign currency gains and losses are included in interest and other income, net, in the accompanying Consolidated Statements of Operations. In the three and six month periods ending July 31, 2010, the Company recorded approximately $256,000 and $738,000, respectively, in losses due to international subsidiary translations and cash settlements of revenues and expenses.

Interest Rate Risk

Exposure to market risk for changes in interest rates relates primarily to the Company’s investment portfolio of marketable debt securities of various issuers, types and maturities and to SeaChange’s borrowings under its bank line of credit facility. The Company does not use interest rate related derivative instruments in its investment portfolio, and its investment portfolio only includes highly liquid instruments. Our cash and marketable securities include cash equivalents, which we consider to be investments purchased with original maturities of three months or less. There is risk that losses could be incurred if the Company were to sell any of its securities prior to stated maturity. Given the short maturities and investment grade quality of the portfolio holdings at July 31, 2010, a sharp change in interest rates should not have a material adverse impact on the fair value of our investment portfolio. Additionally, our long term marketable investments, which are carried at the lower of cost or market, have fixed interest rates, and therefore are subject to changes in fair value.

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

(b) Changes in internal controls over financial reporting As a result of the evaluation completed by the Company, and in which Messrs. Styslinger and Bisson participated, the Company has concluded that there were no changes during the fiscal quarter ended July 31, 2010 in its internal controls over financial reporting, which have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	Legal Proceedings

On July 31, 2009, Arris Corporation (“Arris”) filed a contempt motion in the U.S. District Court for the District of Delaware against SeaChange International relating to U.S. Patent No 5,805,804 (the “804 patent”), a patent owned by Arris. In its motion, Arris is seeking further patent royalties and the enforcement of the permanent injunction entered by the Court on April 6, 2006 against certain SeaChange products. On August 3, 2009, SeaChange filed a complaint seeking a declaratory judgment from the Court that its products do not infringe the ‘804 patent and asserting certain equitable defenses. SeaChange also filed a motion to consolidate the Arris contempt motion with the declaratory judgment action and requested a status conference on SeaChange’s declaratory judgment action. On August 25, 2009, Arris filed 1) an answer to SeaChange’s complaint that included a counterclaim of patent infringement under the ‘804 patent; and 2) a motion to stay the declaratory judgment action until the resolution of the contempt motion. On June 4, 2010, the Court entered an order granting Arris’ motion to stay the declaratory judgment action pending resolution of the contempt proceeding and denied SeaChange’s motion to consolidate and request for status conference. SeaChange is currently preparing for the Court its response to the contempt motion. On July 7, 2010, Arris filed a reply to SeaChange’s answering brief in opposition to Arris’ motion for contempt. SeaChange believes that Arris’ contempt motion is without merit, and that SeaChange products do not infringe the remaining claims under the ‘804 patent.

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

Repurchase of the Company’s Equity Securities

On May 26, 2010, SeaChange’s Board of Directors authorized the repurchase of up to $20.0 million of its common stock, par value $.01 per share, through a share repurchase program. As authorized by the program, shares may be purchased in the open market or through privately negotiated transactions in a manner consistent with applicable securities laws and regulations, including pursuant to a Rule 10b5-1 plan maintained by the Company. This share repurchase program does not obligate the Company to acquire any specific number of shares and may be suspended or discontinued at any time. All repurchases are expected to be funded from the Company’s current cash and investment balances. The stock repurchase program will expire on January 31, 2012.

PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (Or Units)	Total Number of Shares (Or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (Or Units) that May Yet Be Purchased Under the Plans or Programs
May 1, 2010 to May 31, 2010	-	$-	-	$20,000,000
June 1, 2010 to June 30, 2010	70,000	$8.22	70,000	$19,422,517
July 1, 2010 to July 31, 2010	107,605	$7.94	107,605	$18,565,350
Total	177,605	$8.05	177,605

ITEM 6.       Exhibits

(a)	Exhibits

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

Dated: September 9, 2010
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