Form 10-Q
period 2010-10-31
SEACHANGE INTERNATIONAL INC
filed 2010-12-10
CIK 1019671

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2010

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

The number of shares outstanding of the registrant’s Common Stock on December 3, 2010 was 31,594,027.

SEACHANGE INTERNATIONAL, INC.

Table of Contents

		Page

PART I. FINANCIAL INFORMATION

Item 1.	Unaudited Financial Statements

	Consolidated Balance Sheets at October 31, 2010 and January 31, 2010	3

	Consolidated Statements of Operations for the three and nine months ended October 31, 2010 and October 31, 2009	4

	Consolidated Statements of Cash Flows for the nine months ended October 31, 2010 and October 31, 2009	5

	Notes to Consolidated Financial Statements	6-18

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18-36

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	36

Item 4.	Controls and Procedures	36

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	37

Item 1A.	Risk Factors	37

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	37

Item 6.	Exhibits	38

SIGNATURES		39

PART I – FINANCIAL INFORMATION

ITEM 1. Financial Statements

SEACHANGE INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
	October 31,	January 31,
	2010	2010
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$61,417	$37,647
Restricted cash	1,335	73
Marketable securities	5,077	2,114
Accounts receivable, net of allowance for doubtful accounts of $995 and $852, respectively	44,458	50,337
Unbilled receivables	5,145	3,941
Inventories, net	15,489	17,830
Prepaid expenses and other current assets	5,465	7,253
Deferred tax assets	4,326	2,474
Total current assets	142,712	121,669
Property and equipment, net	37,808	39,682
Marketable securities, long-term	7,205	8,688
Investments in affiliates	4,799	13,697
Intangible assets, net	32,251	26,264
Goodwill	67,002	55,876
Other assets	3,328	1,271
Total assets	$295,105	$267,147
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$11,070	$10,371
Other accrued expenses	14,938	11,174
Customer deposits	3,259	4,279
Deferred revenues	32,521	34,158
Deferred tax liabilities	717	800
Total current liabilities	62,505	60,782
Deferred revenue, long-term	12,864	12,635
Other liabilities, long-term	11,087	6,574
Distribution and losses in excess of investment	1,836	1,469
Deferred tax liabilities	7,516	7,765
Total liabilities	95,808	89,225

Stockholders Equity:
Convertible preferred stock, $0.01 par value, 5,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.01 par value;100,000,000 shares authorized; 31,596,084 and 32,563,063 shares issued; 31,556,300 and 31,216,267 shares outstanding respectively	316	326
Additional paid-in capital	205,487	211,504
Treasury stock, at cost 39,784 and 1,346,796 common shares, respectively	(1)	(8,757)
Accumulated earnings (deficit)	1,166	(17,450)
Accumulated other comprehensive loss	(7,671)	(7,701)
Total stockholders’ equity	199,297	177,922
Total liabilities and stockholders’ equity	$295,105	$267,147

The accompanying notes are an integral part of these consolidated financial statements.

SEACHANGE INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	October 31,		October 31,
	2010	2009	2010	2009
Revenues:
Products	$18,378	$27,349	$64,993	$76,317
Services	30,757	25,941	90,367	72,356
Total revenues	49,135	53,290	155,360	148,673
Cost of revenues:
Products	7,299	10,046	26,082	27,804
Services	18,595	15,687	53,799	44,580
Total cost of revenues	25,894	25,733	79,881	72,384
Gross profit	23,241	27,557	75,479	76,289
Operating expenses:
Research and development	11,570	13,353	37,351	37,433
Selling and marketing	5,726	7,067	18,315	19,582
General and administrative	6,112	5,986	18,089	16,036
Amortization of intangibles	805	571	2,512	1,844
Restructuring	2,435	-	6,944	-
Total operating expenses	26,648	26,977	83,211	74,895
(Loss) income from operations	(3,407)	580	(7,732)	1,394
Gain on sale of investment in affiliate	-	-	25,188	-
Other income (expense), net	173	455	(257)	739
(Loss) income before income taxes and equity loss in earnings of affiliates	(3,234)	1,035	17,199	2,133
Income tax provision (benefit)	1,942	105	(1,700)	337
Equity loss in earnings of affiliates, net of tax	(39)	(273)	(284)	(517)
Net (loss) income	$(5,215)	$657	$18,615	$1,279
(Loss) earnings per share:
Basic	$(0.17)	$0.02	$0.59	$0.04
Diluted	$(0.17)	$0.02	$0.58	$0.04
Weighted average common shares outstanding:
Basic	31,496	30,871	31,409	30,838
Diluted	31,496	31,659	31,929	31,407

The accompanying notes are an integral part of these consolidated financial statements.

SEACHANGE INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
 (in thousands)
(unaudited)

	Nine Months Ended October 31,
	2010	2009
Cash flows from operating activities:
Net income	$18,615	$1,279
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	6,288	5,893
Amortization of intangibles and capitalized software	3,916	2,393
Disposal of fixed assets	1,283	-
Inventory valuation charge	404	434
Provision for doubtful accounts receivable	2	75
Discounts earned and amortization of premiums on marketable securities	49	108
Equity loss in earnings of affiliates	284	517
Gain on sale of investment in affiliate	(25,188)	-
Stock-based compensation expense	1,258	2,365
Deferred income taxes	(5,903)	(422)
Changes in operating assets and liabilities:
Accounts receivable	8,803	8,254
Unbilled receivables	(1,204)	1,023
Inventories	38	(4,385)
Prepaid expenses and other assets	1,469	(3,583)
Accounts payable	461	(4,170)
Accrued expenses	3,894	(594)
Customer deposits	(1,020)	1,140
Deferred revenues	(3,903)	(143)
Other	(120)	165
Net cash provided by operating activities	9,426	10,349
Cash flows from investing activities:
Purchases of property and equipment	(3,525)	(6,823)
Purchases of marketable securities	(7,818)	(28,932)
Proceeds from sale and maturity of marketable securities	6,258	28,816
Payments for acquisitions, net of cash acquired	(9,870)	(34,734)
Payments of contingent consideration	(4,751)	-
Investment in affiliates	(720)	(1,402)
Gross proceeds from sale of investment in affiliate	34,086	-
(Increase) release of restricted cash	(54)	1,511
Net cash provided (used) by investing activities	13,606	(41,564)
Cash flows from financing activities:
Purchases of treasury stock	(1,435)	(1,720)
Excess tax benefit related to share based compensation expense	4	159
Proceeds from issuance of common stock relating to the stock plans	2,286	1,120
Net cash provided (used) in financing activities	855	(441)
Effect of exchange rate changes on cash and cash equivalents	(117)	710
Net increase (decrease) in cash and cash equivalents	23,770	(30,946)
Cash and cash equivalents, beginning of period	37,647	62,458
Cash and cash equivalents, end of period	$61,417	$31,512
Supplemental disclosure of cash flow activities:
Income taxes paid	$3,114	$-
Supplemental disclosure of non-cash activities:
Transfer of items originally classified as inventories to equipment	$1,914	$2,349
Issuance of equity for eventIS accrued consideration	$614	$-

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

There have been no significant changes in our accounting policies during the nine months ended October 31, 2010, as compared to the significant accounting policies described in our Annual Report on Form 10-K and Form 10-K/A for the year ended January 31, 2010.

2. Fair Value Measurements

The Company determines the appropriate classification of debt securities at the time of purchase and re-evaluates such designation as of each balance sheet date. SeaChange’s investment portfolio consists of money market funds, corporate debt investments, asset-backed securities, government-sponsored enterprises, and state and municipal obligations. All highly liquid investments with an original maturity of three months or less when purchased are considered to be cash equivalents. All cash equivalents are carried at cost, which approximates fair value. SeaChange’s marketable securities are classified as available-for-sale and are reported at fair value with unrealized gains and losses, net of tax, reported in stockholders’ equity as a component of accumulated other comprehensive income or loss. The amortization of premiums and accretion of discounts to maturity are computed under the effective interest method and are included in interest income. Interest on securities is recorded as earned and is also included in interest income. Any realized gains or losses would be shown in the accompanying consolidated statements of operations in other income or expense. The Company provides fair value measurement disclosures of its available for sale securities in accordance with one of three levels of fair value measurement.

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

Level 2: Observable market based inputs or unobservable inputs that are corroborated by market data.

Level 3: Unobservable inputs that are not corroborated by market data.

The Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of October 31, 2010 are as follows:

	October 31,	Fair Value Measurements Using
	2010	Level 1	Level 2	Level 3
		(in thousands)
Financial assets:
Money market accounts (a)	$6,052	$6,052	$-	$-
U.S. government agency issues (a)	12,031	12,031	-	-
Certificate of deposit (a)	251	251	-	-
Total assets	$18,334	$18,334	$-	$-

Other liabilities:
Acquisition-related consideration (b)	$12,582	$-	$-	$12,582

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

There have been no transfers between Level 1 and Level 2. The following table sets forth a reconciliation of assets measured at fair value on a recurring basis with the use of significant unobservable inputs (Level 3) for the three months ended October 31, 2010:

Level 3
Accrued Contingent
Consideration
(in thousands)
Ending balance July 31, 2010	$16,037
Change in fair value of contingent consideration	105
Increase in contingent consideration	83
Contingency payment	(4,751)
Translation adjustment	1,108
Ending balance October 31, 2010	$12,582

The following is a summary of available for sale securities:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
October 31, 2010:
Cash	$55,365	$-	$-	$55,365
Cash equivalents	6,052	-	-	6,052
Cash and cash equivalents	61,417	-	-	61,417
U.S. government agency issues		-	-	-
Marketable securities—short-term	5,005	72	-	5,077
U.S. government agency issues	6,819	135	-	6,954
Corporate debt securities	250	1	-	251
Marketable securities—long-term	7,069	136	-	7,205
Total cash, cash equivalents, and marketable securities	$73,491	$208	$-	$73,699
January 31, 2010:
Cash	$32,725	$-	$-	$32,725
Cash equivalents	4,922	-	-	4,922
Cash and cash equivalents	37,647	-	-	37,647
U.S. government agency issues	2,023	91	-	2,114
Marketable securities—short-term	2,023	91	-	2,114
U.S. government agency issues	8,276	161	-	8,437
Corporate debt securities	250	1	-	251
Marketable securities—long-term	8,526	162	-	8,688
Total cash, cash equivalents, and marketable securities	$48,196	$253	$-	$48,449

The following is a schedule of our investment maturities:

	October 31,	January 31,
	2010	2010
	(in thousands)
Investment Maturities:
Less than 1 year	$5,077	$2,114
One to three years	7,205	8,688
	$12,282	$10,802

3. Inventories

Inventory consists primarily of hardware and related component parts and is stated at the lower of cost (on a first-in, first-out basis) or market. Inventories consist of the following:

	October 31,	January 31,
	2010	2010
	(in thousands)
Components and assemblies	$8,124	$11,316
Finished products	7,366	6,514
Total inventory, net	$15,489	$17,830

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

ODG’s original investment in the joint venture was recorded at $154,000 representing the U.S. dollar equivalent of the initial cash contribution. The difference between the book and fair value of the customer contracts and content license agreements is being accreted over the expected five year life of the contracts and recorded as a gain and an increase in the investment. This gain will be partially offset by ODG’s 50% share of the joint venture’s amortization expense over the same period related to the acquired contracts and content license agreements. ODG also recorded a net payable amount to the joint venture of $337,000 as of the joint venture formation date reflecting the transfer of net liabilities incurred by ODG related to the joint venture as well as the joint venture’s reimbursement of previously incurred costs by ODG of $787,000 related to joint venture activities prior to its formation. Consistent with authoritative guidance regarding non-monetary transactions, ODG did not record other income in connection with the reimbursement of these costs or any other gains as ODG is deemed to have a commitment to support the operations of the joint venture. ODG treated the reimbursement and other gain for a total of $869,000 as a capital distribution in excess of the carrying value of its investment in the joint venture. This capital distribution is being accreted over the expected five year life of the customer contracts and recorded as a gain and an increase in the investment in the joint venture.

ODG entered into a Service Agreement with the joint venture whereby ODG provides content aggregation, distribution, marketing and administration services to the joint venture under an arm’s length fee structure. In the three months and nine months ended October 31, 2010 and 2009, ODG recorded revenues of $750,000 and $510,000, respectively, and $1.5 million and $1.2 million, respectively, related to the Service Agreement. ODG’s share of profits from this agreement in proportion to its equity ownership interest is eliminated in consolidation.

The Shareholder’s Agreement requires both ODG and TMG to provide cash contributions up to $4.2 million upon the request of the joint venture’s management and approval by the shareholders of the joint venture. To date, the Company has contributed $1.2 million as required per the shareholders agreement.

ODG recorded its proportionate share of the joint venture’s losses for the three months ended October 31, 2010 and 2009 of $39,000 and $273,000, respectively. ODG recorded its proportionate share of the joint venture’s losses of $284,000 and $517,000 for the nine months ended October 31, 2010 and 2009, respectively. Due to the capital distribution and ODG’s share of the joint venture’s net loss exceeding the book value of its investment in the joint venture, the investment is recorded as a long-term liability of $1.8 million and $1.5 million at October 31, 2010 and January 31, 2010, respectively.

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

Fair Value of Consideration Transferred

At the closing, the Company made a cash payment of $12.0 million. In addition, the VividLogic shareholders are entitled to $8.5 million in cash from available working capital of which $3.5 million was paid at the closing, $1.5 million was paid on June 1, 2010, and $1.5 million was paid on August 1, 2010. The remaining $2.0 million will be paid on February 1, 2011. In addition, on each of the first, second and third anniversaries of the closing date, the Company is obligated to make additional fixed payments of deferred purchase price of $1.0 million in cash. The Company may also be obligated to make earnout payments if certain performance goals are met over each of the three annual periods ending February 1, 2011, 2012 and 2013. The purchase price allocated to current assets included an indemnification asset held in escrow for $1.2 million representing an estimate of the selling shareholders obligation to indemnify the Company for the outcome of a potential contingent liability relating to an uncertain tax position. The indemnification asset was measured on the same basis as the liability for the uncertain tax position. VividLogic has been under tax examination by the State of California since January 2009 for the tax years 2006 and 2007. As of October 31, 2010, the Company has not received nor agreed upon any final adjustments relating to this potential liability. The indemnification asset will be settled once the results of the audit by the State of California are complete.

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

The following table summarizes the fair values of the assets acquired and liabilities assumed at the VividLogic acquisition date:

February 1, 2010
(in thousands)

Payment of cash to VividLogic shareholders	$15,470
Acquisition-related deferred consideration	8,388
Total acquisition-date fair value	$23,858

Cash and cash equivalents	$5,932
Accounts receivable	2,917
Other assets	1,739
Deferred tax assets	1,250
Intangible assets	9,900
Total identifiable assets acquired	21,738

Accounts payable and other liabilities	(1,740)
Deferred tax liabilities	(3,665)
Deferred revenue	(2,500)
Total liabilities assumed	(7,905)

Goodwill	10,025
Net assets acquired	$23,858

Intangible Assets

In determining the fair value of the intangible assets, the Company considered, among other factors, the intended use of acquired assets, analyses of historical financial performance, and estimates of future performance of VividLogic’s products. The fair values of identified intangible assets were calculated using an income approach based on estimates and assumptions provided by VividLogic’s and the Company’s management. The following table sets forth the components of identified intangible assets associated with the VividLogic acquisition and their estimated useful lives:

	Useful life	Fair Value
		(in thousands)
Existing technology	5-9 years	$2,200
Non-compete agreements	5 years	700
Customer contracts	9 years	6,200
Trade name	indefinite	200
Backlog	1 year	600
Total intangible assets		$9,900

SeaChange determined the useful life of intangible assets based on the expected future cash flows associated with the respective asset. Existing technology is comprised of products that have reached technological feasibility and are part of VividLogic’s product line. Non-compete agreements represent the fair value of the non-compete with the former shareholders and key employees and will be amortized over the respective terms of the agreements. Customer contracts represent the underlying relationships and agreements with VividLogic’s installed customer base. Trade name represents the value of the VividLogic name. Backlog represents the discounted value of the orders received from customers but unfulfilled. Amortization of existing technology is included in cost of product revenue, and amortization expense for customer relationships, non-compete and backlog are included in operating expenses. The weighted average life of the remaining amortization expense is approximately eight years.

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

Acquisition-related Costs

SeaChange recorded transaction costs such as legal, accounting, valuation and other professional services of $1.1 million for the nine months ended October 31, 2010. The transaction costs were expensed and recorded in general and administrative expenses in the Consolidated Statement of Operations. During the three and nine month periods ended October 31, 2010, the Company recorded a charge of $105,000 and $334,000, respectively, which is included as interest expense in the Consolidated Statement of Operations for the change in fair value of the acquisition-related costs.

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

6. Goodwill and Intangible Assets

Goodwill

Goodwill allocated to the Company’s reportable segments and changes in the carrying amount of goodwill for the first nine months of fiscal 2011 were as follows:

	Goodwill
	Software	Servers & Storage	Media Services	Total
	(in thousands)
Balance at January 31, 2010	$35,536	$754	$19,586	$55,876
Acquisition of VividLogic	10,025	-	-	10,025
Equity investment goodwill	881	-	-	881
Cumulative translation adjustment	155	-	65	220
Balance at October 31, 2010	$46,597	$754	$19,651	$67,002

As of August 1, 2010, the Company performed its annual impairment testing of goodwill associated with its three reporting segments and determined there was no goodwill impairment. Our projections used to evaluate goodwill as of August 1, 2010 have included changes to revenue and operating expense resulting from the restructuring plan that occurred during the third quarter of fiscal 2011. (See note 8)

Intangible Assets

Intangible assets consisted of the following:

		October 31, 2010			January 31, 2010
	Useful Life	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
		(in thousands)			(in thousands)
Finite-lived intangible assets:
Customer contracts	1- 10 years	$34,933	$(13,746)	$21,187	$28,643	$(11,984)	$16,659
Non-compete agreements	2-3 years	2,793	(919)	1,874	2,487	(290)	2,197
Completed technology	4 - 9 years	12,147	(4,432)	7,715	9,904	(3,250)	6,654
Trademarks and other	5 years	2,402	(1,685)	717	1,391	(1,191)	200
Total finite-lived intangible assets		$52,275	$(20,782)	$31,493	$42,425	$(16,715)	$25,710
Infinite-lived intangible assets:
Trade names		$200	$-	$200	$-	$-	$-
In-process research and development		558	-	558	554	-	554
Total infinite-lived intangible assets		$758	$-	$758	$554	$-	$554
Total intangible assets		$53,033	$(20,782)	$32,251	$42,979	$(16,715)	$26,264

Estimated future amortization expenses related to the above intangible assets at October 31, 2010 are as follows:

Fiscal Year	(in thousands)
2011 (for the remaining three months ending January 31, 2011)	$1,293
2012	6,178
2013	5,872
2014	4,703
2015 and thereafter	13,447
Total	$31,493

7. Commitments and Contingencies

ARRIS Litigation

On July 31, 2009, Arris Corporation (“Arris”) filed a contempt motion in the U.S. District Court for the District of Delaware against SeaChange International relating to U.S. Patent No 5,805,804 (the “804 patent”), a patent owned by Arris. In its motion, Arris is seeking further patent royalties and the enforcement of the permanent injunction entered by the Court on April 6, 2006 against certain SeaChange products. On August 3, 2009, SeaChange filed a complaint seeking a declaratory judgment from the Court that its products do not infringe the ‘804 patent and asserting certain equitable defenses. SeaChange also filed a motion to consolidate the Arris contempt motion with the declaratory judgment action and requested a status conference on SeaChange’s declaratory judgment action. On August 25, 2009, Arris filed 1) an answer to SeaChange’s complaint that included a counterclaim of patent infringement under the ‘804 patent; and 2) a motion to stay the declaratory judgment action until the resolution of the contempt motion. On June 4, 2010, the Court entered an order granting Arris’ motion to stay the declaratory judgment action pending resolution of the contempt proceeding and denied SeaChange’s motion to consolidate and request for status conference. The parties have responded to written discovery and conducted depositions and a hearing has been set for March 1, 2011 on Arris’ contempt motion. SeaChange believes that Arris’ contempt motion is without merit, and that SeaChange products do not infringe the remaining claims under the ‘804 patent.

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

SeaChange provides such guarantees and indemnification obligations after considering the economics of the transaction and other factors including, but not limited to, the liquidity and credit risk of the other party in the transaction. SeaChange believes that the likelihood is remote that any such arrangement could have a material adverse effect on its financial position, results of operation or liquidity. SeaChange records liabilities, as disclosed above, for such guarantees based on the Company’s best estimate of probable losses which considers amounts recoverable under any recourse provisions.

8. Restructuring

During the three months ended October 31, 2010, the Company continued actions to lower its cost structure as it strives to improve its financial performance. The three months ended October 31, 2010 included restructuring charges to its income statement totaling $1.1 million for severance costs related to the termination of 34 employees and a charge for the disposal of fixed assets totaling $1.3 million as a direct result of the restructuring plan. For the nine months ended October 31, 2010, the Company has incurred $6.9 million of restructuring charges.  The Company continues to review its Servers and Storage business and may incur additional restructuring costs over the next two quarters to align the costs structure more closely with the forecasted future revenue.

The severance accrual amounts reported as a component of accrued liabilities on the Balance Sheet as of October 31, 2010 were as follows:

(in thousands)	Severance
Accrual balance as of July 31, 2010	$494
Amount charged to expense	1,152
Severance costs paid	(300)
Accrual balance as of October 31, 2010	$1,346

9. Treasury Stock

On May 26, 2010, SeaChange’s Board of Directors authorized the repurchase of up to $20.0 million of its common stock, par value $.01 per share, through a share repurchase program. As authorized by the program, shares may be purchased in the open market or through privately negotiated transactions in a manner consistent with applicable securities laws and regulations, including pursuant to a Rule 10b5-1 plan maintained by the Company. This share repurchase program does not obligate the Company to acquire any specific number of shares and may be suspended or discontinued at any time. All repurchases are expected to be funded from the Company’s current cash and investment balances. The timing and amount of the shares to be repurchased will be based on market conditions and other factors, including price, corporate and regulatory requirements and alternative investment opportunities. The repurchase program terminates on January 31, 2012. There were no stock repurchases during the three months ended October 31, 2010. During the nine months ended October 31, 2010, the Company repurchased approximately 178,000 shares at a cost of $1.4 million. During the third quarter ended October 31, 2010, the Company retired 1,288,356 shares of treasury stock.

10. Segment Information

The Company is managed and operated as three segments, Software, Servers and Storage, and Media Services. A description of the three reporting segments is as follows:

•
Software segment includes product revenues from the Company’s Advertising, VOD, Middleware and Broadcast software, related services such as professional services, installation, training, project management, product maintenance, technical support and software development for those software products, and operating expenses relating to the Software segment such as research and development, selling and marketing, and amortization of intangibles. The Software segment includes the results of eventIS from the date of the acquisition on September 1, 2009 and the results of VividLogic from the date of acquisition on February 1, 2010.

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

	Three Months Ended		Nine Months Ended
	October 31,		October 31,
	2010	2009	2010	2009
	(in thousands)		(in thousands)
Software
Revenue:
Products	$15,543	$19,167	$51,712	$49,876
Services	19,293	16,578	58,789	46,547
Total revenue	34,836	35,745	110,501	96,423
Gross profit	18,940	22,416	59,902	58,354
Operating expenses:
Research and development	9,074	10,437	28,934	29,233
Selling and marketing	4,395	4,868	13,241	12,550
General and administrative	421	173	935	173
Amortization of intangibles	733	635	2,300	1,404
Restructuring	344	-	878	-
	14,967	16,113	46,288	43,360
Income from operations	$3,973	$6,303	$13,614	$14,994

Servers and Storage
Revenue:
Products	$2,835	$8,182	$13,281	$26,441
Services	3,358	4,179	9,973	11,804
Total revenue	6,193	12,361	23,254	38,245
Gross profit	3,089	4,238	11,147	16,392
Operating expenses:
Research and development	2,497	2,916	8,417	8,200
Selling and marketing	1,331	2,199	5,074	7,032
Restructuring	2,090	-	5,155	-
	5,918	5,115	18,646	15,232
(Loss) income from operations	$(2,829)	$(877)	$(7,499)	$1,160

Media Services
Service revenue	$8,106	$5,184	$21,605	$14,005
Gross profit	1,213	903	4,431	1,543
Operating expenses:
General and administrative	1,408	824	3,114	2,247
Amortization of intangibles	73	(64)	213	440
	1,481	760	3,327	2,687
(Loss) income from operations	$(268)	$143	$1,104	$(1,144)

Unallocated Corporate
Operating expenses:
General and administrative	$4,283	$4,989	$14,039	$13,616
Restructuring	$-	$-	$912	$-
Total unallocated corporate expenses	$4,283	$4,989	$14,951	$13,616

Consolidated (loss) income from operations	$(3,407)	$580	$(7,732)	$1,394

The following table summarizes revenues by geographic locations:

	Three Months Ended					Nine Months Ended
	October 31,				October 31,
	2010		2009		2010		2009
	Amount	%	Amount	%	Amount	%	Amount	%
	(in thousands, except percentages)				(in thousands, except percentages)
Revenues by customers' geographic locations:
North America	$27,323	55%	$37,701	71%	$90,045	58%	$103,664	70%
Europe and Middle East	16,176	33%	11,881	22%	46,864	30%	30,060	20%
Latin America	1,392	3%	2,322	4%	7,430	5%	8,985	6%
Asia Pacific and other international locations	4,244	9%	1,386	3%	11,021	7%	5,964	4%
Total	$49,135		$53,290		$155,360		$148,673

The following summarizes revenues by significant customer where such revenue exceeded 10% of total revenues for the indicated period:

	Three Months Ended		Nine Months Ended
	October 31,		October 31,
	2010	2009	2010	2009
Customer A	18%	38%	24%	28%
Customer B	12%	11%	12%	10%
Customer C	11%	11%	*	*
Customer D	*	*	*	11%

* Denotes a percentage less than 10%

At October 31, 2010, three different customers accounted for approximately 21%, 16% and 11%, respectively, of the accounts receivable and unbilled receivables balances, and at January 31, 2010, the same three customers accounted for 23%, 16% and 11%, respectively, of SeaChange’s accounts receivable and unbilled receivables balances.

11. Income Taxes

For the three months ended October 31, 2010, the Company recorded an income tax provision of $1.9 million on losses before tax of $3.2 million due to the lower forecasted profit before tax for fiscal 2011, resulting in the reduction of previously recorded tax benefits in the second quarter of fiscal 2011 hence changing the effective rate during the third quarter of fiscal 2011 from the previously projected 68% effective rate to 11% effective rate for fiscal 2011. In addition, the Company recognized $300,000 of tax benefits resulting from the expiration of the statute of limitations for uncertain tax positions.

For the nine months ended October 31, 2010, the Company recorded an income tax benefit of $1.7 million on income before tax of $17.2 million resulting in an effective tax benefit rate of 10%. The income tax benefit was primarily due to a reduction of a portion of the valuation allowance against the Company’s deferred tax assets due to the Company having met the “more likely than not” realization criteria on its U.S. deferred tax assets resulting from the gain related to the Company’s equity investment in Casa Systems, Inc and the benefit of the reduction in deferred tax assets associated with the deferred tax liabilities from the acquisition of VividLogic. Previously, the Company maintained a full valuation allowance and will continue to monitor available information in determining whether there is sufficient evidence to consider releasing some or all of the remaining valuation allowance. In addition, the Company recognized $300,000 of tax benefits resulting from the expiration of the statute of limitations for uncertain tax positions. The statute of limitations varies by the various jurisdictions in which we operate. In any given year, statute of limitations in certain jurisdictions may lapse without examination and any uncertain tax position taken in these years will result in reduction of the liability for unrecognized tax benefits for that year. These tax benefits were offset by the tax expense resulting from the gain on the sale of Casa Systems, Inc. and the tax expense resulting from our operations in foreign tax jurisdictions. The Company estimates its annual effective tax rate for the year and applies that rate to the year to date profit before tax to determine the quarterly and year to date tax expense or benefit. Should the Company determine any portion of the valuation allowance is no longer required, a tax benefit would be recorded in the financial period of the change in determination.

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

12. Comprehensive Income

The components of comprehensive income consisted of the following:

	Three Months Ended		Nine Months Ended
	October 31,		October 31,
	2010	2009	2010	2009
	(in thousands)		(in thousands)
Net income (loss)	$(5,215)	$657	$18,615	$1,279
Other comprehensive income:
Foreign currency translation adjustment	3,269	1,257	60	5,714
Unrealized (loss) gain on marketable securities, net of tax	(14)	4	(30)	(104)
Other comprehensive income, net of tax	3,255	1,261	30	5,610
Comprehensive income (loss)	$(1,960)	$1,918	$18,645	$6,889

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

For the three months ended October 31, 2010 and 2009, there were 2,905,000 and 3,270,000 of common stock equivalents, respectively, which were anti-dilutive based on the Company’s stock price being lower than the option exercise price. The number of options that were anti-dilutive at October 31, 2010 includes 514,000 shares, whose dilutive effect was not included in the calculation as a result of the Company’s net loss for the quarter.

For the nine months ended October 31, 2010 and 2009, there were 2,646,000 and 3,463,000 of common stock equivalents, respectively, which were anti-dilutive based on the Company’s stock price being lower than the option exercise price.

Below is a summary of the shares used in calculating basic and diluted income per share for the periods indicated:

	Three Months Ended		Nine Months Ended
	October 31,		October 31,
	2010	2009	2010	2009
	(in thousands)		(in thousands)
Weighted average shares used in calculating earnings per share—Basic	31,496	30,871	31,409	30,838
Dilutive common stock equivalents	-	788	520	569

Weighted average shares used in calculating earnings per share—Diluted	31,496	31,659	31,929	31,407

14. Related Party

ReiJane Huai, who resigned as a director of SeaChange effective as of November 11, 2010, was until September 29, 2010 the Chairman and CEO of FalconStor Software Inc., from whom the Company purchases products used in the manufacture of SeaChange products. There were no product purchases from FalconStor Software for the three and nine months ended October 31, 2010, and the Company had no liability to FalconStor Software as of October 31, 2010.

On September 1, 2009, SeaChange completed its acquisition of eventIS from a holding company in which Erwin van Dommelen, elected President of SeaChange Software in March 2010, has a 31.5% interest. On closing the transaction, SeaChange made cash payments to the holding company totaling $37.0 million and issued $1.1 million of restricted shares. SeaChange is obligated to make additional fixed payments to the holding company of deferred purchase price under the eventIS share purchase agreement, each such payment to be in an aggregate amount of $2.8 million with $1.7 million payable in cash and $1.1 million payable by the issuance of restricted shares of SeaChange common stock, which will vest in equal installments over three years starting on the first anniversary date of the purchase agreement for three years. At the option of the former shareholder of eventIS, up to forty percent of each payment otherwise to be made in restricted stock may be payable in cash on the vesting dates of the restricted shares. On September 1, 2010, the Company paid $1.8 million and issued 75,000 shares (approximate value $615,000) of restricted stock that will vest annually over three years. The remaining $410,000 will be paid out in equal installments on September 1, 2011, 2012, and 2013. Under the earnout provisions of the eventIS share purchase agreement, if certain performance goals are met over each of the three periods ending January 31, 2011, 2012, and 2013, SeaChange will be obligated to make additional cash payments to the holding company.

15. Recently Issued Accounting Standard Updates

Recent Accounting Guidance Not Yet Effective

Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses

In July 2010, the Financial Accounting Standards Board (FASB) issued guidance requiring improved disclosures about the credit quality of a company's financing receivables and their associated credit reserves. The amendments in the update require more robust and disaggregated disclosures about the credit quality of an entity's financing receivables and its allowance for credit losses. The objective of enhancing these disclosures is to improve financial statement users' understanding of the nature of an entity's credit risk associated with its financing receivables and the entity's assessment of that risk in estimating its allowance for credit losses as well as changes in the allowance and the reasons for those changes. The amendments in the update are effective for the first interim or annual reporting period ending on or after December 15, 2010. The Company expects the amended guidance to impact its disclosures, but to otherwise not have a material effect on its consolidated results of operations or financial position.

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

The Company is managed and operated as three segments, Software, Servers and Storage, and Media Services. A description of the three reporting segments is as follows:

•
Software segment includes product revenues from the Company’s Advertising, VOD, Middleware and Broadcast software, related services such as professional services, installation, training, project management, product maintenance, technical support and software development for those software products, and operating expenses relating to the Software segment such as research and development, selling and marketing, and amortization of intangibles. The Software segment includes the results of eventIS from the date of the acquisition on September 1, 2009 and the results of VividLogic from the date of acquisition on February 1, 2010.

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

Our operating results are significantly influenced by a number of factors, including the mix of products sold and services provided, pricing, costs of materials used in our products, and the expansion of our operations during the fiscal year. We price our products and services based upon our costs and consideration of the prices of competitive products and services in the marketplace. The costs of our products primarily consist of the costs of components and subassemblies that have generally declined from product introduction to product maturity. As a result of the growth of our business, our operating expenses have historically increased in the areas of research and development, selling and marketing, and administration. In the current state of the economy, we currently expect that customers may still have limited capital spending budgets as we believe they are dependent on advertising revenues to fund their capital equipment purchases. Accordingly, we expect our financial results to vary from quarter to quarter and our historical financial results are not necessarily indicative of future performance. In light of the higher proportion of our international business, we expect movements in foreign exchange rates to have a greater impact on our operating results and the equity section of our balance sheet in the future.

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

Three Months Ended October 31, 2010 Compared to the Three Months Ended October 31, 2009

The following table sets forth statement of operations data for the three months ended October 31, 2010 and 2009.

	Three Months Ended
	October 31,
	2010	2009
	(in thousands)
Revenues:
Products	$18,378	$27,349
Services	30,757	25,941
	49,135	53,290

Costs and expenses:
Cost of product revenues	7,299	10,046
Cost of services revenues	18,595	15,687
Research and development	11,570	13,353
Selling and marketing	5,726	7,067
General and administrative	6,112	5,986
Amortization of intangibles	805	571
Restructuring	2,435	-
(Loss) income from operations	(3,407)	580
Other income, net	173	455
(Loss) income before income taxes and equity loss in earnings of affiliates	(3,234)	1,035
Income tax provision	1,942	105
Equity loss in earnings of affiliates, net of tax	(39)	(273)
Net (loss) income	$(5,215)	$657

Revenues

The following table summarizes information about the Company’s reportable segment revenues for the three months ended October 31, 2010 and 2009.

	Three Months Ended
	October 31,
	2010	2009	%
	(in thousands, except for percentage data)
Software revenues:
Products	$15,543	$19,167	(19)%
Services	19,293	16,578	16%
Total Software revenues	34,836	35,745	(3)%

Servers and Storage revenues:
Products	2,835	8,182	(65)%
Services	3,358	4,179	(20)%
Total Servers and Storage revenues	6,193	12,361	(50)%

Media Services:
Services	8,106	5,184	56%

Total consolidated revenue:
Products	18,378	27,349	(33)%
Services	30,757	25,941	19%
Total consolidated revenues	$49,135	$53,290	(8)%

Product Revenues. Product revenues decreased 33% to $18.4 million in the three months ended October 31, 2010 from $27.3 million in the three months ended October 31, 2009. Product revenues from the Software segment accounted for 85% and 70% of the total product revenue for the three months ended October 31, 2010 and 2009, respectively. The Servers and Storage segment accounted for 15% and 30% of total product revenues in the three months ended October 31, 2010 and 2009, respectively. The decrease in Product revenues was due to a decrease in VOD server and software license shipments to North American and Latin American service providers and the return of approximately $1.9 million of VOD servers from a customer due to a warranty claim that resulted in the reduction of previously recorded revenue.  This decrease was partially offset by higher Advertising software and VividLogic product revenues and the inclusion this year of eventIS for a full quarter of revenues compared to the prior year’s third quarter which included two months of revenues.

Services Revenues. Services revenues increased 19% year over year to $30.8 million in the three months ended October 31, 2010 from $25.9 million in the three months ended October 31, 2009. For the three months ended October 31, 2010 and 2009, services revenues for the Software segment accounted for 63% and 64%, respectively, of the total services revenue. Servers and Storage services revenue accounted for 11% and 16% of total services revenue and Media Services revenue accounted for 26% and 20% of total services revenues in the three months ended October 31, 2010 and 2009, respectively. The increase in Service revenues compared to the three months ended October 31, 2009 was due to increased revenues from Media Services resulting from recent contract wins with customers from Dubai and France, and the inclusion of a full quarter of services revenues from our recent acquisitions of eventIS and VividLogic.

For the three months ended October 31, 2010, three customers accounted for more than 41% of our total revenues, and three customers accounted for more than 60% of our total revenues for the three months ended October 31, 2009. Revenue from each of these customers was included in revenue from the Software and the Servers and Storage segments. We believe that a significant amount of our revenues will continue to be derived from a limited number of customers.

International sales accounted for approximately 50% and 31% of total revenues in the three months ended October 31, 2010 and 2009, respectively. With the acquisition of eventIS, headquartered in the Netherlands, we expect that international products and services revenues will be a significant portion of our business in the future.

Software Revenues. Revenues from our Software segment for the three months ended October 31, 2010 decreased $1.0 million, or a 3% decrease compared to the three months ended October 31, 2009. The 19% decrease in the software products revenues was due to lower VOD software licensing revenue from North American customers.  This decrease was partially offset by higher Advertising licensing revenues and the inclusion of eventIS and VividLogic product revenues for a full quarter in this year’s third quarter compared to last year.

The $2.7 million or 16% increase in services revenue compared to the three months ended October 31, 2009 was due to higher VOD technical support revenues year over year and service revenues from the recent acquisitions of eventIS and VividLogic.

Servers and Storage Revenues. Revenues from the Servers and Storage segment for the three months ended October 31, 2010 decreased $6.2 million or 50% compared to the three months ended October 31, 2009. The decrease in product revenues in the three months ended October 31, 2010 of $5.3 million compared to the same quarter in the previous year was primarily due to decreased shipments of VOD servers to North American and Latin American customers. In addition, this year’s third quarter included the return of VOD servers due to a warranty claim from a customer, which resulted in the reduction of previously recorded VOD server revenue of approximately $1.9 million.

The 20% decrease in service revenues compared to the three months ended October 31, 2009 was due to lower VOD server installation revenues resulting from a decrease in VOD server shipments year over year and lower Broadcast technical support revenues.

Media Services. Revenues from Media Services increased by approximately $2.9 million or 56% to $8.1 million in the three months ended October 31, 2010 compared to the three months ended October 31, 2009. The increase in revenue was due primarily to recent contract wins in Dubai and France and increased content processing revenues from a customer in Greece.

Product Gross Profit. Costs of product revenues consist primarily of the cost of purchased material components and subassemblies, labor and overhead relating to the final assembly and testing of complete systems and related expenses. The gross profit percentage for products was 60% and 63% for the three months ended October 31, 2010 and 2009, respectively. The decrease was primarily due to lower VOD and Advertising software margins that was partially offset by significantly higher VOD server margins.

Services Gross Profit. Cost of services revenues consist primarily of labor, materials and overhead relating to the installation, training, product maintenance and technical support, software development, and project management provided by us and costs associated with providing video content services. The gross profit percentage for services remained constant at 40% for the three months ended October 31, 2010 compared to the same quarter in the previous year was primarily due to higher VOD technical support margins and the inclusion of higher margin eventIS service revenues offset by lower Media Services segment margins resulting from higher headcount costs to support increased revenues.

Software Revenues Gross Profit. Software segment gross margin of 54% for the three months ended October 31, 2010 was nine percentage points lower compared to the three months ended October 31, 2009. The decrease in software gross margins was primarily due to the lower Advertising and VOD software subscription margins that were partially offset by higher middleware margins.

Servers and Storage Gross Profit. Servers and Storage segment gross margin of 50% in the three months ended October 31, 2010 was 16 points higher than in the three months ended October 31, 2009 due to the third quarter of last year including higher shipments of lower margin VOD servers to a North American customer that was partially offset by the reduction in gross margin related to the return of product by a customer during this year’s third quarter.

Media Services Gross Profit. Media Services segment gross margin of 15% for the three months ended October 31, 2010 was three percentage points lower than the gross margin for the three months ended October 31, 2009 due to higher headcount-related costs to support recent contract wins in France and Dubai.

Research and Development. Research and development expenses consist primarily of the compensation of development personnel, depreciation of development and test equipment and an allocation of related facilities expenses. Research and development expenses decreased to $11.6 million, or 24% of total revenues, in the three months ended October 31, 2010, from $13.4 million, or 25% of total revenues, in the three months ended October 31, 2009. The decrease year over year is primarily due to lower Servers and Storage and Software domestic headcount-related costs partially offset by increased Philippine engineering costs and the inclusion of eventIS and VividLogic.

Selling and Marketing. Selling and marketing expenses consist primarily of compensation expenses, including sales commissions, travel expenses and certain promotional expenses. Selling and marketing expenses decreased from $7.1 million, or 13% of total revenues, in the three months ended October 31, 2009, to $5.7 million, or 12% of total revenues, in the three months ended October 31, 2010. The decrease compared to the three months ended October 31, 2009 was primarily due to lower commission expenses resulting from lower product revenues year over year and lower marketing communication expenses.

General and Administrative. General and administrative expenses consist primarily of the compensation of executive, finance, human resource and administrative personnel, legal and accounting services and an allocation of related facilities expenses. In the three months ended October 31, 2010, general and administrative expenses increased to $6.1 million, or 12% of total revenues, from $6.0 million, or 11% of total revenues, in the three months ended October 31, 2009. In comparison to the three months ended October 31, 2009, the increase in general and administrative expense related to the inclusion of eventIS and VividLogic and higher legal fees partially offset by lower corporate headcount-related expenses.

Amortization of intangible assets. Amortization expense consists of the amortization of acquired intangible assets which are operating expenses and not considered costs of revenues. In the three months ended October 31, 2010 and 2009, amortization expense was $805,000 and $571,000, respectively. Additional amortization expense of $466,000 and $446,000 for the three months ended October 31, 2010 and 2009, respectively, related to acquired technology that was charged to cost of sales, with the increase in the three months ended October 31, 2010 being due to amortization expense of the intangible assets related to the recent acquisitions of eventIS and VividLogic.

Restructuring. During the third quarter of fiscal 2011, the Company continued actions to lower its cost structure as it strives to improve its financial performance. For the three months ended October 31, 2010, restructuring charges to the Company’s income statement totaling $1.1 million related to severance costs for the termination of 34 employees primarily in research and development areas in the Servers and Storage segment and the disposal of fixed assets totaling $1.3 million as a direct result of the restructuring plan. The Company continues to review its Server and Storage business and may incur additional restructuring costs in the next one to two quarters to align the cost structure of this business unit more closely with forecasted future revenue.

Other (expense) income, net. Other (expense) income, net was $173,000 of income in the three months ended October 31, 2010, compared to $455,000 of income in the three months ended October 31, 2009. The $173,000 of income for the three months ended October 31, 2010 was comprised of $75,000 of interest income, $239,000 of foreign exchange gains offset by $137,000 of interest expense due to the change of the fair value of contingent consideration. The $455,000 of income for the three months ended October 31, 2009, was comprised of $172,000 of interest income, and $278,000 of translation gain.

Equity Loss in Earnings of Affiliates. Equity loss in earnings of affiliates was $39,000 and $273,000 in the three months ended October 31, 2010 and 2009, respectively. For the three months ended October 31, 2010, $181,000 of equity loss was recognized from On Demand Deutschland, net of $142,000 in accreted gains related to customer contracts and content licensing agreements and a capital distribution related to reimbursement of previously incurred costs. For the three months ended October 31, 2009, the equity loss related to On Demand Deutschland was $420,000 net of $147,000 in accreted gains related to customer contracts and content licensing agreements and a capital distribution related to reimbursement of previously incurred costs.

Income Tax Provision. For the three months ended October 31, 2010, the Company recorded an income tax provision of $1.9 million on losses before tax of $3.2 million due to the lower forecasted profit before tax for fiscal 2011, resulting in the reduction of previously recorded tax benefits in the second quarter of fiscal 2011 hence changing the effective rate during the third quarter of fiscal 2011 from the previously projected 68% effective rate to 11% effective rate for fiscal 2011. The Company estimates its annual effective tax rate for the year and applies that rate to the year to date profit before tax to determine the quarterly and year to date tax expense or benefit. Previously, the Company maintained a full U.S tax valuation allowance and will continue to monitor available information in determining whether there is sufficient evidence to consider releasing some or all of the remaining valuation allowance. In addition, the Company recognized $300,000 of tax benefits resulting from the expiration of the statute of limitations for uncertain tax positions. The statute of limitations varies by the various jurisdictions in which we operate. In any given year, statute of limitations in certain jurisdictions may lapse without examination and any uncertain tax position taken in these years will result in reduction of the liability for unrecognized tax benefits for that year. Should the Company determine any portion of the valuation allowance is no longer required, a tax benefit would be recorded in the financial period of the change in determination.

For the three months ended October 31, 2009, we recorded an income tax provision of $105,000 on income before taxes of $1.0 million resulting in an effective tax rate of 10%. The difference in the fiscal 2010 periods between our effective tax rate and the federal statutory rate of 35% was primarily due to the differential in foreign tax rates and the utilization of foreign tax credits.

The effective income tax rate is based upon the estimated income for the year, the composition of the income in different countries and adjustments, if any, in the applicable quarterly periods for the potential tax consequences, benefits, resolution of tax audits or other tax contingencies.

In conjunction with the purchase price allocation for the acquisition of VividLogic, we recorded a liability in the amount of $1.2 million for an uncertain California state tax position. Tax years 2006 to 2009 of VividLogic are currently open for examination. An indemnification asset held in escrow of $1.2 million represents the selling shareholders’ obligation to indemnify the Company for uncertain tax positions taken by VividLogic prior to our purchase of it.

Non-GAAP Measures. As part of our ongoing review of financial information related to our business, we regularly use non-GAAP measures, in particular, adjusted non-GAAP earnings per share, as we believe they provide a meaningful insight into our business and trends. We also believe that these adjusted non-GAAP measures provide readers of our financial statements with useful information and insight with respect to the results of our business. However, the presentation of adjusted non-GAAP information is not intended to be considered in isolation or as a substitute for results prepared in accordance with GAAP. Below are tables for the three months ended October 31, 2010 and 2009, respectively:

	Three Months Ended			Three Months Ended
	October 31, 2010			October 31, 2009
	GAAP	Adjustment	Non-GAAP	GAAP	Adjustment	Non-GAAP
	(in thousands except share data)			(in thousands except share data)
Revenues	$49,135	$785	$49,920	$53,290	$731	$54,021

Operating expenses	26,648		26,648	26,977		26,977
Stock-based compensation	-	413	413	-	870	870
Amortization of intangible assets	-	1,271	1,271	-	1,016	1,016
Restructuring	-	2,435	2,435		-
Acquisition related costs	-	105	105	-	430	430
	26,648	4,224	22,424	26,977	2,316	24,661

(Loss) income from operations	(3,407)	5,009	1,602	580	3,047	3,627

Income from sale of investment in affiliate	-	-	-	-

Income tax (provision) benefit impact	(1,942)	1,667	(275)	(105)	(309)	(414)

Net (loss) income	$(5,215)	$6,676	$1,461	$657	$2,738	$3,395
Diluted (loss) income per share	$(0.17)	$0.22	$0.05	$0.02	$0.09	$0.11
Diluted weighted average common shares outstanding	31,496	31,496	31,496	31,659	31,659	31,659

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

Deferred software revenue: Business combination accounting rules require us to account for the fair value of customer contracts assumed in connection with our acquisitions. Because customer contracts may take up to 18 months to complete, our GAAP revenues subsequent to these acquisitions do not reflect the full amount of software revenues on assumed customer contracts that would have otherwise been recorded by eventIS Group B.V. and VividLogic, Inc. We believe this adjustment is useful to investors as a measure of the ongoing performance of our business because we have historically experienced high renewal rates on similar customer contracts, although we cannot be certain that customers will renew these contracts.

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

	Three Months Ended
	October 31,	October 31,
	2010	2009
	(in thousands)
Cost of revenues	$27	$168
Research and development	108	244
Selling and marketing	72	135
General and administrative	206	323
Total stock-based compensation	$413	$870

Amortization of intangible assets: We have excluded the effect of amortization of intangible assets from our non-GAAP operating expenses and net income measures. Amortization of intangibles is inconsistent in amount and frequency and is significantly affected by the timing and size of our acquisitions.

	Three Months Ended
	October 31, 2010	October 31, 2009
	(in thousands)
Cost of revenues	$466	$445
Operating expenses	805	571
Total amortization of intangibles	$1,271	$1,016

Restructuring: We incurred charges due to the restructuring of our business including severance charges, write down of inventory to net realizable value, and the disposal of fixed assets resulting from the restructuring, which we generally would not have otherwise incurred in the periods presented as part of our continuing operations.

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

Income tax benefit (provision) impact: The non-GAAP income tax adjustment reflects the effective tax rate for the year in which the non-GAAP adjustment occurs and excludes any changes in the tax valuation allowance arising from the gain on the sale of the equity investment in Casa Systems, Inc.

Nine Months Ended October 31, 2010 Compared to the Nine Months Ended October 31, 2009

The following table sets forth statement of operations data for the nine months ended October 31, 2010 and 2009.

	Nine Months Ended
	October 31,
	2010	2009
	(in thousands)
Revenues:
Products	$64,993	$76,317
Services	90,367	72,356
Total Revenues	155,360	148,673

Costs and expenses:
Cost of product revenues	26,082	27,804
Cost of services revenues	53,799	44,580
Research and development	37,351	37,433
Selling and marketing	18,315	19,582
General and administrative	18,089	16,036
Amortization of intangibles	2,512	1,844
Restructuring	6,944	-
(Loss) income from operations	(7,732)	1,394
Gain on sale of investment in affiliate	25,188	-
Other (expense) income, net	(257)	739
Income before income taxes and equity loss in earnings of affiliates	17,199	2,133
Income tax (benefit) provision	(1,700)	337
Equity loss in earnings of affiliates, net of tax	(284)	(517)
Net income	$18,615	$1,279

Revenues

The following table summarizes information about the Company’s reportable segment revenues for the nine months ended October 31, 2010 and 2009.

	Nine Months Ended
	October 31,
	2010	2009	%
	(in thousands, except for percentage data)
Software revenues:
Products	$51,712	$49,876	4%
Services	58,789	46,547	26%
Total Software revenues	$110,501	$96,423	15%

Servers and Storage revenues:
Products	$13,281	$26,441	(50)%
Services	9,973	11,804	(16)%
Total Servers and Storage revenues	$23,254	$38,245	(39)%

Media Services:
Services	$21,605	$14,005	54%

Total consolidated revenue:
Products	$64,993	$76,317	(15)%
Services	90,367	72,356	25%
Total consolidated revenues	$155,360	$148,673	4%

Product Revenues. Product revenues decreased 15% to $65.0 million in the nine months ended October 31, 2010 from $76.3 million in the nine months ended October 31, 2009. Product revenues from the Software segment accounted for 80% and 65% of the total product revenue for the nine months ended October 31, 2010 and 2009, respectively. The Servers and Storage segment accounted for 20% and 35% of total product revenues in the nine months ended October 31, 2010 and 2009, respectively. The decrease was due to lower VOD and Broadcast server revenues, including from the return of $1.9 million of VOD servers from a customer due to a warranty claim that resulted in the reduction of previously recorded revenue, and lower VOD software license revenues partially offset by the inclusion of revenues from eventIS and VividLogic.

Services Revenues. Services revenues increased 25% year over year to $90.4 million in the nine months ended October 31, 2010 from $72.4 million in the nine months ended October 31, 2009. For the nine months ended October 31, 2010 and 2009, services revenues for the Software segment accounted for 65% and 64% of the total services revenue, respectively. Servers and Storage services revenue accounted for 11% and 16% of total services revenue and Media Services revenue accounted for 24% and 20% of total services revenues in the nine months ended October 31, 2010 and 2009, respectively. The increase in Services revenues compared to the nine months ended October 31, 2009 was due to increased revenues from Media Services resulting from recent contracts with customers in Dubai and France and the inclusion of eventIS and VividLogic service revenues.

For the nine months ended October 31, 2010, two customers accounted for more than 36% of our total revenues, and three customers accounted for more than 49% of our total revenues for the nine months ended October 31, 2009. Revenue from each of these customers was included in revenue from the Software and the Servers and Storage segments. We believe that a significant amount of our revenues will continue to be derived from a limited number of customers.

International sales accounted for approximately 47% and 32% of total revenues in the nine months ended October 31, 2010 and 2009, respectively. With the acquisition of eventIS, headquartered in the Netherlands, we expect that international products and services revenues will be a significant portion of our business in the future.

Software Revenues. Revenues from our Software segment for the nine months ended October 31, 2010 increased $14.1 million, or a 15% increase compared to the nine months ended October 31, 2009. The $1.8 million or 4% increase in the software products revenues between years was due to higher software licensing revenue from our Broadcast software products primarily from a large North American customer and the inclusion of eventIS and VividLogic. Software revenues for the first nine months of last year included two months of eventIS revenues.

The $12.3 million or 26% increase in Software services revenue compared to the nine months ended October 31, 2009 was due to the inclusion of service revenues from the recent acquisitions of eventIS and VividLogic. The previous year only included two months of eventIS services revenues.

Servers and Storage Revenues. Revenues from the Servers and Storage segment for the nine months ended October 31, 2010 decreased $15.0 million or 39% compared to the nine months ended October 31, 2009. The decrease in product revenues in the nine months ended October 31, 2010 of 50% or $13.2 million compared to the same period in the previous year was primarily due to decreased shipments of VOD servers when compared to the nine months ended October 31, 2009 which included large shipments of VOD servers to two large North American customers. In addition, the year over year decrease was partially offset by increased shipments of Broadcast servers to a customer in North America and the return in the third quarter of VOD servers due to a warranty claim for a customer which resulted in the reduction of previously recorded VOD server revenue.

The 16% or $1.8 million decrease in service revenues compared to the nine months ended October 31, 2009 was due to lower VOD server installation revenues resulting from a decrease in VOD server revenues year over year and lower Broadcast technical support revenues.

Media Services. Revenues from Media Services increased by approximately $7.6 million or 54% in the nine months ended October 31, 2010 compared to the nine months ended October 31, 2009. The increase in revenue was due primarily to current year contracts from customers in Dubai and France and increased content processing revenues from customers in Greece and Turkey.

Product Gross Profit. Costs of product revenues consist primarily of the cost of purchased material components and subassemblies, labor and overhead relating to the final assembly and testing of complete systems and related expenses. The gross profit percentage decreased four points from 64% for the nine months ended October 31, 2009 to 60% for the nine months ended October 31, 2010, due primarily to lower VOD and Advertising software margins.

Services Gross Profit. Cost of services revenues consist primarily of labor, materials and overhead relating to the installation, training, product maintenance and technical support, software development, and project management provided by us and costs associated with providing video content services. The gross profit percentage for services increased from 38% to 40% for the nine months ended October 31, 2010 compared to the same period in the previous year, primarily due to increased sales volume related margins from the Media Services segment, higher VOD software technical support margins, and the inclusion of higher margin eventIS service revenues.

Software Revenues Gross Profit. Software segment gross margin of 54% for the nine months ended October 31, 2010 was seven percentage points lower compared to the nine months ended October 31, 2009. The decrease in software gross margins was primarily due to lower VOD software subscription margins and a lower level of higher margin VOD software licensing revenue, partially offset by the inclusion of higher service margins from eventIS.

Servers and Storage Gross Profit. Servers and Storage segment gross margin of 48% in the nine months ended October 31, 2010 increased five percentage points compared to the nine months ended October 31, 2009 primarily due to a more favorable mix of higher margin VOD server revenue in the first nine months of this fiscal year compared to last year, partially offset by the reduction in gross margin related to the return of product by a customer during this year’s third fiscal quarter.

Media Services Gross Profit. Media Services segment gross margin of 20% for the nine months ended October 31, 2010 was nine percentage points higher than the gross margin for the nine months ended October 31, 2009 due to the cost savings related to bringing in-house all content processing that was completed in the second half of last year. In addition, gross margin improvement was driven by the significant year over year increase in Media Services revenues.

Research and Development. Research and development expenses consist primarily of the compensation of development personnel, depreciation of development and test equipment and an allocation of related facilities expenses. Research and development expenses were unchanged at $37.4 million, or 24% and 25% of total revenues, in the nine months ended October 31, 2010 and 2009, respectively. The inclusion of eventIS and VividLogic, and increased Philippine headcount costs were offset by lower domestic headcount related costs.

Selling and Marketing. Selling and marketing expenses consist primarily of compensation expenses, including sales commissions, travel expenses and certain promotional expenses. Selling and marketing expenses decreased from $19.6 million, or 13% of total revenues, in the nine months ended October 31, 2009, to $18.3 million, or 12% of total revenues, in the nine months ended October 31, 2010. The decrease compared to the nine months ended October 31, 2009 was primarily due to lower commission expense resulting from lower product revenues.

General and Administrative. General and administrative expenses consist primarily of the compensation of executive, finance, human resource and administrative personnel, legal and accounting services and an allocation of related facilities expenses. In the nine months ended October 31, 2010, general and administrative expenses increased to $18.1 million, or 12% of total revenues, from $16.0 million, or 11% of total revenues, in the nine months ended October 31, 2009. The increase was primarily due to transaction costs related to the VividLogic acquisition and higher legal and professional fees that were partially offset by lower corporate headcount-related costs.

Amortization of intangible assets. Amortization expense consists of the amortization of acquired intangible assets which are operating expenses and not considered costs of revenues. In the nine months ended October 31, 2010 and 2009, amortization expense was $2.5 million and $1.8 million, respectively. An additional $1.4 million and $549,000 of amortization expense related to acquired technology was charged to cost of sales for the nine months ended October 31, 2010 and 2009, respectively, with the increase in the nine months ended October 31, 2010 being due to amortization expense of the intangible assets related to the acquisitions of eventIS and VividLogic.

Restructuring. During the nine months of fiscal 2011, the Company initiated actions to lower its cost structure as it strives to improve its financial performance. For the nine months ended October 31, 2010, restructuring charges totaling $6.9 million includes severance costs for the termination of approximately 110 employees, a write down of inventory of $2.5 million related to the decision to discontinue certain products within the Servers and Storage segment, and a $1.3 million charge for the disposal of fixed assets as a direct result of the restructuring plan. The Company continues to review its Servers and Storage business and may incur additional restructuring costs in the next one to two quarters to align the cost structure more closely with forecasted future revenue.

Other (expense) income, net. Other (expense) income, net was $257,000 of expense in the nine months ended October 31, 2010, compared to $739,000 of income in the nine months ended October 31, 2009. The $257,000 of expense for the nine months ended October 31, 2010 was comprised of $227,000 of interest income and $435,000 of an insurance settlement resulting from the purchase of the ODG building which was partially offset by $494,000 of foreign exchange losses and $394,000 of expense due to the change of the fair value of contingent consideration. The $739,000 of income for the nine months ended October 31, 2009, was comprised of $601,000 of net interest income, $123,000 of foreign exchange translation gain. Translation gains and losses at our various foreign subsidiaries (where the functional currency is the U.S. Dollar) are derived from fluctuations in exchange rates between the various currencies and the U.S. dollar.

Equity Loss in Earnings of Affiliates. Equity loss in earnings of affiliates was $284,000 and $517,000 for the nine months ended October 31, 2010 and 2009, respectively. For the nine months ended October 31, 2010, $699,000 of equity loss was recognized from On Demand Deutschland, net of $415,000 in accreted gains related to customer contracts and content licensing agreements and a capital distribution related to reimbursement of previously incurred costs. For the nine months ended October 31, 2009, the On Demand Deutschland loss was $940,000 net of $423,000 in accreted gains related to customer contracts and content licensing agreements and a capital distribution related to reimbursement of previously incurred costs.

Income Tax Provision. For the nine months ended October 31, 2010, the Company recorded an income tax benefit of $1.7 million on income before tax of $17.2 million resulting in an effective tax benefit rate of 10%. The income tax benefit was primarily due to a reduction of a portion of the valuation allowance against the Company’s deferred tax assets due to the Company having met the “more likely than not” realization criteria on its U.S. deferred tax assets resulting from the gain related to the Company’s equity investment in Casa Systems, Inc and the benefit of the reduction in deferred tax assets associated with the deferred tax liabilities from the acquisition of VividLogic. Previously, the Company maintained a full valuation allowance and will continue to monitor available information in determining whether there is sufficient evidence to consider releasing some or all of the remaining valuation allowance. In addition, the Company recognized $300,000 of tax benefits resulting from the expiration of the statute of limitations for uncertain tax positions. The statute of limitations varies by the various jurisdictions in which we operate. In any given year, statute of limitations in certain jurisdictions may lapse without examination and any uncertain tax position taken in these years will result in reduction of the liability for unrecognized tax benefits for that year. These tax benefits were offset by the tax expense resulting from the gain on the sale of Casa Systems, Inc. and the tax expense resulting from our operations in foreign tax jurisdictions. The Company estimates its annual effective tax rate for the year and applies that rate to the year to date profit before tax to determine the quarterly and year to date tax expense or benefit. Should the Company determine any portion of the valuation allowance is no longer required, a tax benefit would be recorded in the financial period of the change in determination.

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

Non GAAP Measures. As part of our ongoing review of financial information related to our business, we regularly use non-GAAP measures, in particular, adjusted non-GAAP earnings per share, as we believe they provide a meaningful insight into our business and trends. We also believe that these adjusted non-GAAP measures provide readers of our financial statements with useful information and insight with respect to the results of our business. However, the presentation of adjusted non-GAAP information is not intended to be considered in isolation or as a substitute for results prepared in accordance with GAAP. Below are tables for the nine months ended October 31, 2010 and 2009, respectively:

	Nine Months Ended			Nine Months Ended
	October 31, 2010			October 31, 2009
	GAAP	Adjustment	Non-GAAP	GAAP	Adjustment	Non-GAAP
	(in thousands except for share data)			(in thousands except for share data)
Revenues	$155,360	$3,888	$159,248	$148,673	$731	$149,404

Operating expenses	83,211		83,211	74,895		74,895
Stock-based compensation	-	1,258	1,258	-	2,365	2,365
Amortization of intangible assets	-	3,916	3,916	-	2,393	2,393
Restructuring	-	6,944	6,944	-	-	-
Acquisition related costs	-	1,134	1,134	-	960	960
	83,211	13,252	69,959	74,895	5,718	69,177

(Loss) income from operations	(7,732)	17,140	9,408	1,394	6,449	7,843

Income from sale of investment in affiliate	25,188	(25,188)	-	-	-	-

Income tax benefit (provision) impact	1,700	(3,118)	(1,418)	(337)	(1,019)	(1,356)

Net income (loss)	$18,615	$(11,166)	$7,449	$1,279	$5,430	$6,709
Diluted (loss) income per share	$0.58	$(0.34)	$0.24	$0.04	$0.17	$0.21
Diluted weighted average common shares outstanding	31,929	31,929	31,929	31,407	31,407	31,407

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

Deferred software revenue: Business combination accounting rules require us to account for the fair value of customer contracts assumed in connection with our acquisitions. Because customer contracts may take up to 18 months to complete, our GAAP revenues subsequent to these acquisitions do not reflect the full amount of software revenues on assumed customer contracts that would have otherwise been recorded by eventIS Group B.V. and VividLogic, Inc. We believe this adjustment is useful to investors as a measure of the ongoing performance of our business because we have historically experienced high renewal rates on similar customer contracts, although we cannot be certain that customers will renew these contracts.

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

	Nine Months Ended
	October 31, 2010	October 31, 2009
	(in thousands)
Cost of revenues	$147	$479
Research and development	339	634
Selling and marketing	270	425
General and administrative	502	827
Total stock-based compensation	$1,258	$2,365

Amortization of intangible assets: We have excluded the effect of amortization of intangible assets from our non-GAAP operating expenses and net income measures. Amortization of intangibles is inconsistent in amount and frequency and is significantly affected by the timing and size of our acquisitions.

	Nine Months Ended
	October 31, 2010	October 31, 2009
	(in thousands)
Cost of revenues	$1,404	$549
Operating expenses	2,512	1,844
Total amortization of intangibles	$3,916	$2,393

Restructuring: We incurred charges due to the restructuring of our business including severance charges, write down of inventory to net realizable value, and the disposal of fixed assets due to the restructuring which we generally would not have otherwise incurred in the periods presented as part of our continuing operations.

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

Income tax benefit (provision) impact: The non-GAAP income tax adjustment reflects the effective tax rate for the year in which the non-GAAP adjustment occurs and excludes any changes in the tax valuation allowance arising from the gain on the sale of the equity investment in Casa Systems, Inc.

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

Liquidity and Capital Resources

Historically, we have financed our operations and capital expenditures primarily with cash on-hand. Cash and marketable securities increased $26.5 million from $48.5 million at January 31, 2010 to $73.7 million at October 31, 2010. Working capital increased from $60.9 million at January 31, 2010 to $79.7 million at October 31, 2010. The increase was primarily the result of the sale of our entire equity investment in Casa Systems, Inc. and an increase in cash provided by operating activities offset by payment for acquisitions, capital expenditures, and purchase of treasury shares.

Net cash provided by operating activities was $9.4 million for the nine months ended October 31, 2010 compared to net cash provided by operating activities of $10.3 million for the nine months ended October 31, 2009. The net cash provided by operating activities for the nine months ended October 31, 2010 was primarily the result of net income and non-cash expenses providing $0.6 million and an increase of working capital of $8.8 million. The primary reason for the increase in working capital was the decrease of $8.8 million in accounts receivable due to strong collection efforts.

Net cash provided by investing activities was $13.6 million for the nine months ended October 31, 2010 compared to net cash used by investing activities of $41.6 million for the nine months ended October 31, 2009. Investment activities for the nine months ended October 31, 2010 consisted of the acquisition payments primarily related to VividLogic for $9.9 million, net of cash acquired, capital expenditures of $3.5 million, net purchases of marketable securities of $1.6 million, and payment of $4.8 million of deferred fixed payments to the former shareholders of VividLogic and eventIS, offset by the proceeds of $34.1 million from the sale of the Company’s equity investment in Casa Systems, Inc.

Net cash provided by financing activities was $855,000 for the nine months ended October 31, 2010 and net cash used by financing activities was $441,000 for the nine months ended October 31, 2009. In the nine months ended October 31, 2010, the cash provided by financing activities was $2.3 million from the issuance of common stock in connection with stock option exercises and employee stock purchase plan, which were offset by $1.4 million in open market purchases of the Company’s common stock.

Effect of exchange rates decreased cash and cash equivalents by $117,000 for the nine months ended October 31, 2010 which was due to the translation of ODG’s and eventIS’s cash balances, which use the British pound and the Euro, respectively, as their functional currencies, to U.S. dollars at October 31, 2010.

Under the share purchase agreement with the former shareholder of eventIS, on each of the first, second and third anniversaries of the closing date, the Company is obligated to make additional fixed payments of deferred purchase price, each such payment to be in an aggregate amount of $2.8 million with $1.7 million payable in cash and $1.1 million payable by the issuance of restricted shares of SeaChange common stock, which will vest in equal installments over three years starting on the first anniversary of the date of issuance. At the option of the former shareholder of eventIS, up to forty percent of this payment otherwise to be made in restricted stock may be payable in cash on the vesting dates of the restricted shares. On September 1, 2010, the Company paid approximately $1.8 million and issued 75,018 shares (approximate value $615,000) of restricted stock that will vest annually over three years. The former shareholders of eventIS elected to receive the balance of restricted stock payment due in cash in the amount of approximately $410,000, which will be paid out in equal installments on September 1, 2011, 2012, and 2013. Under the earnout provisions of the share purchase agreement if certain performance goals are met over each of the three annual periods ending January 31, 2013, the Company will be obligated to make additional cash payments to the former shareholder of eventIS.

Under the share purchase agreement with the former shareholders of VividLogic, the Company paid $1.5 million on June 1 and August 1, 2010 and $2 million will be paid on February 1, 2011. On each of the first, second and third anniversaries of the closing date, the Company is also obligated to make additional fixed payments of deferred purchase price of $1.0 million in cash. In addition, the Company may also be obligated to make earnout payments if certain performance goals are met over each of the three annual periods ending February 1, 2013. The purchase price allocated to current assets included an indemnification asset held in escrow for $1.2 million representing an estimate of the selling shareholders’ obligation to indemnify the Company for the outcome of a potential contingent liability relating to an uncertain tax position. The indemnification asset was measured on the same basis as the liability for the uncertain tax position. VividLogic has been under tax examination by the State of California since January 2009, for the tax years 2006 and 2007. As of October 31, 2010, the Company has not received nor agreed upon any final adjustments. The indemnification asset will be settled once the results of the audit by the State of California are complete.

The Company maintains a revolving line of credit with RBS Citizens (a subsidiary of the Royal Bank of Scotland Group plc) for $20.0 million which expires on October 31, 2012. Loans made under this revolving line of credit bear interest at a rate per annum equal to the bank’s prime rate. Borrowings under this line of credit are collateralized by substantially all of our assets. The loan agreement requires SeaChange to comply with certain financial covenants. As of October 31, 2010, we were in compliance with the financial covenants and there were no amounts outstanding under the revolving line of credit.

We are occasionally required to post letters of credit, issued by a financial institution, to secure certain sales contracts. Letters of credit generally authorize the financial institution to make a payment to the beneficiary upon the satisfaction of a certain event or the failure to satisfy an obligation. The letters of credit are generally posted for one-year terms and are usually automatically renewed upon maturity until such time as we have satisfied the commitment secured by the letter of credit. We are obligated to reimburse the issuer only if the beneficiary collects on the letter of credit. We believe that it is unlikely we will be required to fund a claim under our outstanding letters of credit. As of October 31, 2010, the full amount of the letters of credit of $1.5 million was supported by our credit facility.

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

Significant Accounting Policies

Goodwill
In connection with acquisitions of operating entities, we recognize the excess of the purchase price over the fair value of the net assets acquired as goodwill. Goodwill is not amortized, but is evaluated for impairment, at the reporting unit level, annually in our third quarter as of August 1. Goodwill of a reporting unit may be tested for impairment on an interim basis, in addition to the annual evaluation, if an event occurs or circumstances change which would more likely than not reduce the fair value of a reporting unit below its carrying amount.

During the third quarter of fiscal 2011, we performed our annual impairment testing of goodwill. We first calculated the fair value of each reporting unit using two generally accepted approaches for valuing businesses. We then performed “Step 1” and compared the fair value of each reporting unit of accounting to its carrying value as of August 1, 2010. Reporting units that we test are equivalent to our business segments. We have three reporting segments: the Software segment, Servers and Storage segment and Media Services segment. Goodwill assigned to our reportable segments as of August 1, 2010 was as follows:

	Software	Servers & Storage	Media Services	Total
	(in thousands)
Goodwill balance	$44,056	$754	$19,159	$63,969

The process of evaluating goodwill for impairment requires several judgments and assumptions to be made to determine the fair value of the reporting units, including the method used to determine fair value, discount rates, expected levels of cash flows, revenues and earnings, and the selection of comparable companies used to develop market based assumptions. The Company may employ three generally accepted approaches for valuing businesses: the market approach, the income approach, and the asset-based (cost) approach to arrive at the fair value of each reporting unit. In calculating the fair value, we derived the standalone projected five year cash flows for all three reporting units. This process starts with the projected cash flows of each of the three reporting units and then the cash flows are discounted. The choice of which approach and methods to use in a particular situation depends on the facts and circumstances.

We determined that based on “Step 1” of our annual goodwill test, the reporting fair values of all three of our reporting units containing goodwill balances exceeded their carrying values.  In aggregate, there was excess fair value over the carrying value of the net assets ranging from $53-$73 million. Below is a summary of the fair values ranges calculated by the company as of August 1, 2010 was as follows:

Premium Ranges over Carrying Value
Software	143%-201%
Servers and Storage	69%-111%
Media Services	44%-62%

Key data points included in the market capitalization calculation were as follows:
•	Shares outstanding as of August 1, 2010: 31.3 million; and
•	$8.96 closing price as of August 1, 2010.

Accordingly, as no impairment indicator existed as of August 1, 2010, our annual impairment date, and the implied fair value of goodwill did not exceed the carrying value of any of our three reporting units, we determined that goodwill was not at risk of failing “Step 1” and was appropriately stated as of August 1, 2010.

To validate our conclusions and determine the reasonableness of our annual impairment test, we performed the following:
•
Reconciled our estimated enterprise value to market capitalization comparing the aggregate, calculated fair value of our reporting units to our market capitalization as of August 1, 2010, our annual impairment test date.  As compared with the market capitalization value of $280 million as of August 1, 2010, the aggregate carrying fair value was approximately $200 million;

•	Prepared a “reporting unit” fair value calculation using two different approaches;

•	Reviewed the historical operating performance of each reporting unit for the current fiscal year;
•	Performed a sensitivity analysis on key assumptions such as weighted-average cost of capital and terminal growth rates; and
•	Reviewed market participant assumptions.

The Company used two generally accepted approaches to value its reporting segments. The Market approach provides value indications through a comparison with guideline public companies or guideline transactions. The valuation multiple is an expression of what investors believe to be a reasonable valuation relative to a measure of financial information such as revenues, earnings or cashflows. The Income approach provides value indications through an analysis of its projected earnings, discounted to present value. We employed a weighted-average cost of capital rate for each of our reporting units. The estimated weighted-average cost of capital was based on the risk-free interest rate and other factors such as equity risk premiums and the ratio of total debt to equity capital. In performing the annual impairment tests, we took steps to ensure appropriate and reasonable cash flow projections and assumptions were used. The discount rate used to estimate future cash flows was between 15% and 19% for each of the reporting units.

Our projections for the next five years included increased revenue and operating expenses, in line with the expected revenue growth over the next five years based on current market and economic conditions and our historical knowledge of the reporting units. Historical growth rates served as only one input to the projected future growth used in the goodwill impairment analysis. These historical growth rates were adjusted based on other inputs from management regarding anticipated customer contracts. The forecasts have incorporated any changes to the revenue and operating expense resulting from the third quarter of fiscal 2011 restructuring plan. We projected growth for each reporting unit ranging from 6% to 9% annually for the Software and Services segment, a decline of 18% to growth of 9% for Servers and Storage segment, and growth from 28% to 88% annually for the Media Services segment. The higher projected growth for the Media Services segment is due to the recent contract wins by ODG and its recent year over year growth rate. We estimated the operating expenses based on a rate consistent with the current experience for of the each reporting units and estimated revenue growth over the next five years. The failure of any of our reporting units to execute as forecasted over the next five years could have an adverse affect on our annual impairment test. Future adverse changes in market conditions or poor operating results of the reporting unit could result in losses or an inability to recover the carrying value of the investments in reporting units, thereby possibly requiring an impairment charge in the future. We record an impairment charge when we believe an investment has experienced a decline in value that is other-than-temporary.

We also monitor economic, legal and other factors as a whole and for each reporting unit between annual impairment tests to ensure that there are no indicators that make it more likely than not that there has been a decline in the fair value of the reporting unit below its carrying value. Specifically, we monitor industry trends, our market capitalization, recent and forecasted financial performance of our reporting units and the timing and nature of any restructuring activities. We do not believe that there are any indicators of impairment as of October 31, 2010. If these estimates or the related assumptions change, we may be required to record non-cash impairment charges for these assets in the future.

Recently Issued Accounting Standard Updates

Recent Accounting Guidance Not Yet Effective

Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses

In July 2010, the Financial Accounting Standards Board (FASB) issued guidance requiring improved disclosures about the credit quality of a company's financing receivables and their associated credit reserves. The amendments in the update require more robust and disaggregated disclosures about the credit quality of an entity's financing receivables and its allowance for credit losses. The objective of enhancing these disclosures is to improve financial statement users' understanding of the nature of an entity's credit risk associated with its financing receivables and the entity's assessment of that risk in estimating its allowance for credit losses as well as changes in the allowance and the reasons for those changes. The amendments in the update are effective for the first interim or annual reporting period ending on or after December 15, 2010. The Company expects the amended guidance to impact its disclosures, but to otherwise not have a material effect on its consolidated results of operations or financial position.

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

Substantially all of our international product sales are payable in United States Dollars (USD). In the case of our Media Services operations in the United Kingdom and eventIS in the Netherlands, product sales are generally payable in local currencies, providing a natural hedge for receipts and local payments. In light of the high proportion of our international businesses, we expect the risk of any adverse movements in foreign currency exchange rates could have an impact on our translated results within the Consolidated Statements of Operations and Balance Sheets. For the nine months ended October 31, 2010, the Company generated a foreign currency translation gain of $60,000 which was recorded as accumulated other comprehensive loss, increasing the Company’s equity section of the consolidated balance sheet over the prior year.

All foreign currency gains and losses are included in interest and other income, net, in the accompanying Consolidated Statements of Operations. In the three and nine month periods ending October 31, 2010, the Company recorded approximately $239,000 in gains and $494,000 in losses due to international subsidiary translations and cash settlements of revenues and expenses.

Interest Rate Risk

Exposure to market risk for changes in interest rates relates primarily to the Company’s investment portfolio of marketable debt securities of various issuers, types and maturities and to SeaChange’s borrowings under its bank line of credit facility. The Company does not use interest rate related derivative instruments in its investment portfolio, and its investment portfolio only includes highly liquid instruments. Our cash and marketable securities include cash equivalents, which we consider to be investments purchased with original maturities of three months or less. There is risk that losses could be incurred if the Company were to sell any of its securities prior to stated maturity. Given the short maturities and investment grade quality of the portfolio holdings at October 31, 2010, a sharp change in interest rates should not have a material adverse impact on the fair value of our investment portfolio. Additionally, our long term marketable investments, which are carried at the lower of cost or market, have fixed interest rates, and therefore are subject to changes in fair value.

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

(b) Changes in internal controls over financial reporting As a result of the evaluation completed by the Company, and in which Messrs. Styslinger and Bisson participated, the Company has concluded that there were no changes during the fiscal quarter ended October 31, 2010 in its internal controls over financial reporting, which have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	Legal Proceedings

On July 31, 2009, Arris Corporation (“Arris”) filed a contempt motion in the U.S. District Court for the District of Delaware against SeaChange International relating to U.S. Patent No 5,805,804 (the “804 patent”), a patent owned by Arris. In its motion, Arris is seeking further patent royalties and the enforcement of the permanent injunction entered by the Court on April 6, 2006 against certain SeaChange products. On August 3, 2009, SeaChange filed a complaint seeking a declaratory judgment from the Court that its products do not infringe the ‘804 patent and asserting certain equitable defenses. SeaChange also filed a motion to consolidate the Arris contempt motion with the declaratory judgment action and requested a status conference on SeaChange’s declaratory judgment action. On August 25, 2009, Arris filed 1) an answer to SeaChange’s complaint that included a counterclaim of patent infringement under the ‘804 patent; and 2) a motion to stay the declaratory judgment action until the resolution of the contempt motion. On June 4, 2010, the Court entered an order granting Arris’ motion to stay the declaratory judgment action pending resolution of the contempt proceeding and denied SeaChange’s motion to consolidate and request for status conference. The parties have responded to written discovery and conducted depositions and a hearing has been set for March 1, 2011 on Arris’ contempt motion. SeaChange believes that Arris’ contempt motion is without merit, and that SeaChange products do not infringe the remaining claims under the ‘804 patent.

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

Repurchase of the Company’s Equity Securities

On May 26, 2010, SeaChange’s Board of Directors authorized the repurchase of up to $20.0 million of its common stock, par value $.01 per share, through a share repurchase program. As authorized by the program, shares may be purchased in the open market or through privately negotiated transactions in a manner consistent with applicable securities laws and regulations, including pursuant to a Rule 10b5-1 plan maintained by the Company. This share repurchase program does not obligate the Company to acquire any specific number of shares and may be suspended or discontinued at any time. All repurchases are expected to be funded from the Company’s current cash and investment balances. The stock repurchase program will expire on January 31, 2012. There were no stock repurchases during the three months ended October 31, 2010. During the nine months ended October 31, 2010, the Company repurchased approximately 178,000 shares at a cost of $1.4 million.

As of September 1, 2010 and pursuant to the terms of the September 1, 2009 agreement to acquire eventIS, SeaChange issued an aggregate of 75,000 shares of SeaChange’s common stock to the former shareholder of eventIS, with such shares to vest in equal installments over three years.  This issuance of shares was exempt from registration pursuant to the Securities Act of 1933, as amended, pursuant to Section 4(2) as the sale was to a single entity, the equityholders of which are sophisticated individuals, and there was no general solicitation in connection with this sale.  No cash was received by SeaChange in connection with this issuance; rather, the shares were issued as part of the consideration payable to the former stockholder of eventIS for the shares previously held by such person in eventIS.

ITEM 6.         Exhibits

(a)	Exhibits

10.1
Amendment No.17, dated as of October 29, 2010, between the Company and Citizens Bank of Massachusetts, to that certain Loan and Security Agreement, dated as of October 22, 2001, by and between the Company and Citizens Bank of Massachusetts

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

Dated: December 10, 2010

SEACHANGE INTERNATIONAL, INC.

by:	/s/ Kevin M. Bisson
Kevin M. Bisson
Chief Financial Officer,
Senior Vice President, Finance and
Administration, Treasurer and Secretary

Index to Exhibits

No.	Description
10.1
Amendment No.17, dated as of October 29, 2010, between the Company and Citizens Bank of Massachusetts, to that certain Loan and Security Agreement, dated as of October 22, 2001, by and between the Company and Citizens Bank of Massachusetts

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