Form 10-K
period 2011-01-31
SEACHANGE INTERNATIONAL INC
filed 2011-04-14
CIK 1019671

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 0-21393

SEACHANGE INTERNATIONAL, INC.

(Exact name of registrant as specified in its charter)

Delaware	04-3197974
(State or other jurisdiction	(IRS Employer
of incorporation or organization)	Identification No.)

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes   ☐    No   ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or in any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of July 30, 2010, the aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing price for the registrant’s Common Stock on the NASDAQ Global Select Market on such date was $265,646,760. The number of shares of the registrant’s Common Stock outstanding as of the close of business on April 1, 2011 was 31,999,414.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the definitive Proxy Statement (which is expected to be filed within 120 days after the Company’s fiscal year end) relating to the registrant’s Annual Meeting of Stockholders to be held on or about July 20, 2011 to be filed pursuant to Regulation 14A are incorporated by reference into Part III of this Annual Report on Form 10-K.

PART I

ITEM 1. Business

SeaChange International, Inc. (“SeaChange”, “we” or “us”), a Delaware corporation founded on July 9, 1993, is a global leader in the delivery of multi-screen video. Our products and services facilitate the aggregation, licensing, storage, management and distribution of video, television programming and advertising content. We sell our products and services worldwide to cable system operators, including Cablevision, Comcast, Cox Communications, Virgin Media, and Rogers; telecommunications companies, including Telekom Austria, Turk Telekom and Verizon Communications; and broadcast television companies, including ABC Disney, Ascent Media, Clear Channel, China Central Television and Viacom.

Our products and services are designed to enable our customers to reduce subscriber turnover and access new revenue-generating opportunities from subscribers, advertisers and electronic commerce initiatives. Using our products and services, we believe our customers can increase their revenues by offering additional services such as on demand television programming on a variety of devices.  This capability allows the operator to offer programming for viewing whenever a subscriber chooses on traditional television, personal computers or mobile devices, while incorporating the ability for subscribers to pause, rewind and fast-forward on demand content. Our products also allow our customers to insert advertising into broadcast and on demand programming. Our advertising products allow our customers to target advertising segments to specific subscribers in a particular geographic and/or demographic market. In addition, our systems enable broadband system operators to offer other interactive television services that allow subscribers to customize and/or dynamically interact with their television, enhancing their viewing experience.

The primary thrust of our business has been to enable the delivery of video assets in the evolving “On Demand” television environment. Through acquisitions and partnerships we have expanded our capabilities, products and services to address the needs of video content owners, broadcasters, and content aggregators, and to address the delivery of content to devices other than the television, such as mobile phones, tablets and PCs. Traditionally, our products and services included hardware and software for content management and delivery systems, middleware that drives set top box applications, advertising systems that help pay for content and services that involve the acquisition and distribution of video content. As the industry has evolved, we have reduced our dependence on hardware products and focused on providing high margin, recurring revenue generating software products.  We believe that our strategy of expanding our product line will position SeaChange to support and maintain our existing customer base, take advantage of new customers entering the on demand marketplace and to enter adjacent markets.

Our core technologies provide a foundation for products and services that can be deployed in next generation video delivery systems capable of increased levels of subscriber interactivity. We have received several awards for technological excellence, including Emmy Awards for our patented MediaCluster ® technology and for our role in the growth of video on demand.

Industry Background

Cable System Operators and Telecommunications Companies

According to SNL Kagan, the number of households paying for TV access today, such as cable subscription but excluding satellite has been estimated at 131 million in the Americas and approximately 750 million worldwide. Cable system operators and telecommunications companies worldwide continue to spend billions of dollars to upgrade their networks from analog to digital, yielding a significant increase in available bandwidth, channel capacity and two-way interactive capability. We believe this investment reflects their intent to provide multi-screen video on demand, advertising insertion, and other value-added services to their customers that will differentiate them from competing service providers, including satellite delivery systems.

Currently, all of the major North American cable system operators have deployed video on demand services in most residential markets, allowing subscribers to watch video programming at any time with pause, rewind, fast forward and a number of additional interactive capabilities. The various on demand applications offered by cable system operators and, increasingly, telecommunications operators, include movies-on-demand, subscription video on demand, such as Home Box Office (HBO), as well as news, sports, music videos, games, niche programming and time-shifted broadcast programming.

Cable companies have also begun to market telephone services. In response, telecommunications operators, notably AT&T and Verizon in the U.S., are aggressively providing competitive digital television and video services. Elsewhere, international telecommunications companies with high-speed network capacity are actively exploring and launching similar multi-screen video services. The advent of multi-screen video delivery can be seen in deployments such as Virgin Media in the UK and Starhub in Singapore where subscribers have access to content across all three platforms – TV, PC and Mobile.

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

Broadcast Television Companies

Both domestically and internationally, broadcast television companies face a number of new challenges to their business. In digital broadcasting, changing ownership trends, new consumer alternatives (e.g., cable television, satellite television, or internet) and evolving viewership models (e.g. cell phones, tablets) are creating a more complex competitive environment for our customers that calls for greater efficiencies and business innovation.

Some television broadcasters are using digital bandwidth to originate multiple program streams. As this application further develops, television broadcasters will require more video storage and delivery systems that can effectively manage and deliver these multiple television signals. As a result, we believe that television broadcasters will continue to automate their entire programming and advertising to reduce overall operating costs and improve reliability. We expect new opportunities to emerge for broadcasters and video on demand operators to create new business synergies that will likely require sophisticated software to manage these digital video storage and delivery systems.

SeaChange Business Segments

The Company reports its financial results within three segments: Software, Servers and Storage, and Media Services. Financial information about our business segments is included in Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements.

	Year ended January 31,
	2011		2010		2009
	Amount	%	Amount	%	Amount	%
	(in thousands, except percentages)
Revenues by segment:
Software	$156,610	72%	$131,314	65%	$132,237	65%
Servers and Storage	32,086	15%	50,557	25%	53,640	27%
Media Services	28,031	13%	19,794	10%	15,959	8%
Total	$216,727		$201,665		$201,836

Software

In 2006, we began selling our SeaChange Axiom® On Demand software independent of our hardware and offering subscription services for the software in an effort to increase market share and enhance revenue stability through more recurring revenues. Additionally, by porting our software to other third party hardware platforms, we increased our market share with opportunities at competitive vendors’ installations.

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

Our advertising insertion software products are available for both the traditional analog environment, and for the digital environment, which provides the cable operator with a significant increase in available bandwidth, channel capacity and two-way capability. Based on currently available industry sources and our internal data, we believe our Spot System is the leading analog video insertion system in the United States in the multichannel television market for advertisements and other short-form video. Over the last several years, our customers have begun to migrate to digital video ad insertion, and we believe our digital video ad insertion system is establishing a strong market position as well. Our SeaChange AdPulse™ On Demand Advertising software platform allows operators to generate new advertising revenue from inserting ads, dynamically, in on demand content while it provides detailed tracking and reporting on views and usage of inserted ads.

In September of 2009 we acquired a private software company, eventIS Group B.V. (“eventIS”), in Eindhoven, the Netherlands. eventIS is Europe’s leading provider of video on demand back-office software supporting operators in 25 countries.  This software complements and extends the capabilities of our video on demand software products. We expect that eventIS’s leading market position in Europe will foster increased revenue growth as VOD investments in Europe are forecasted to grow significantly over the next several years. According to SNL Kagan, there are 80 million cable television subscribers in Europe compared to 70 million in the United States. However, unlike in the U.S., digital cable penetration rates are quite low. Penetration rates in Europe are expected to rise with the increased investments in VOD products and services from European cable television providers.

In February 2010, we acquired VividLogic Inc (“VividLogic”), a private California software provider. VividLogic’s products and services will allow the Company to expand its software product portfolio to participate more competitively in the middleware and home network markets. VividLogic provides applications and development services for Consumer Electronics (“CE”) manufacturers and cable television providers. VividLogic’s software products and services focus on home networking applications and “tru2way” development. In the home networking area, VividLogic’s emphasis is on the development of software to meet the content protection requirements under the IEEE 1394 requirements. In addition, VividLogic is working with CE manufacturers and service providers to develop software to be used in next generation home media gateways. In the tru2way area, VividLogic provides products and services for CE and set top box manufacturers who are looking to migrate their hardware for tru2way capability. Tru2way is a technology platform sponsored by the U.S. cable television industry that is expected to foster interactive television applications for consumers.

In October 2010 we introduced SeaChange Adrenalin, our fourth generation, multi-screen, back office software platform.  Adrenalin integrates our legacy Axiom software with technology gained through our acquisitions of eventIS and Mobix Interactive, Ltd. (Mobix). This new platform allows SeaChange customers to migrate to a multi-screen delivery environment by building on existing infrastructure and capabilities.

Revenue sources from the Software segment fall into two categories:

•	product revenues such as licensing, and software development for those products; and
•
related services such as subscriptions (annual software subscriptions for upgrades), professional services, installation, training, project management, product maintenance, and technical support for those software products. Approximately sixty percent of our software revenue is now recurring from these services.

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

Servers and Storage segment includes:

•	product revenues from video on demand (“VOD”) and broadcast server product lines and

•	related services such as professional services, installation, training, project management, product maintenance, and technical support for those products.

We have engaged in a restructuring of our Servers and Storage business segment, during our fiscal year 2011, including a continued effort to offshore manufacturing of these products. This restructuring will enable our Servers and Storage business unit to align its cost structure with decreased VOD server revenues as compared to the prior fiscal years.

Media Services

Through the acquisitions of On Demand Group Limited (ODG), in fiscal 2006, and Mobix, in fiscal 2009, SeaChange expanded its media content services, consisting of content aggregation and distribution. ODG is a leader in Europe in the development and deployment of Pay TV services. This segment specializes in aggregating content for video on demand and Pay-Per-View platforms, and provides marketing, promotional and production services to cable operators and telecommunications providers throughout Europe.

As an example, we source, acquire, package, and market Virgin Media’s video on demand services by providing access to content from local and Hollywood studio providers in multiple formats including music videos, television programs and feature length movies. Through ODG, we have a content rights management system and a content preparation center for incorporating video content for VOD services from the major content suppliers around the world. Revenue from the Media Services segment is generated from customer contracts depending on the services rendered.

The software acquired through Mobix is key to providing video on demand services to mobile service operators such as Vodacom in South Africa, O2, and 3UK in the UK, and 3 Italia.

Service and Support

We install, maintain and support our hardware and software products worldwide. We offer basic and advanced on-site training for customer employees. We currently provide installation, maintenance and technical support to all our customers. We offer maintenance and technical support to customers, agents and distributors of our hardware, software and systems on a 24-hour, seven-day a week basis. Generally, our systems sales include at least one year of maintenance. A separate professional services group provides network design and architecture as well as systems integration services.

Customer support centers worldwide provide 24/7 coverage. We have support centers in the U.S., the Netherlands, Philippines, China, Japan, U.K., France, Turkey and Ireland.

Strategy

Our strategy is to maintain and expand our position as a global leader in the delivery of multi-screen video. We develop, manufacture and market digital video systems and services that include the management, aggregation, licensing, storage, and distribution of video, and advertising content. The key elements of our strategy are to:

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

•
Establish and Maintain Technological Leadership. We believe our competitive position is dependent in large part on the features and performance of our systems. As a result, we focus our research and development efforts on introducing systems with improved hardware and software capabilities. We have been granted patents and have patents pending for our various technologies. We have received several awards for technological excellence, including Emmy Awards for our patented MediaCluster ® technology and for our role in the growth of video on demand. As of January 31, 2011, 39% of our employees were focused on research and product development efforts.

•
Provide Superior Customer Service and Support. Our products function in customer environments where continuous operation is critical. As a result, we believe that providing a high level of service and support gives us a competitive advantage and is a differentiating factor in developing and maintaining key customer relationships. Our in-depth industry and application knowledge allows us to better understand the service needs of our customers. As of January 31, 2011, 41% of our employees were dedicated to customer service and support, including project design and implementation, maintenance, installation and training. Customers have access to service personnel via 24/7 telephone support. In addition, we believe that the acquisitions and investments that we have made in media services and in system integration and customization services have positioned us as an integral partner with our customers to ensure optimal performance of their systems.

Customers

We currently sell our products primarily to cable system operators, broadcast and telecommunications companies. Our customer base is highly concentrated among a limited number of large customers, primarily due to the fact that the cable, movie, broadcast, and telecommunications industries in the United States are dominated by a limited number of large companies. A significant portion of our revenues across each of our segments in any given fiscal period have been derived from substantial orders placed by these large organizations. For the year ended January 31, 2011, Comcast and Virgin Media comprised 22% and 12%, respectively, of our total sales. We expect that we will continue to be dependent upon a limited number of customers for a significant portion of our revenues in future periods. As a result of this customer concentration, our business, financial condition and results of operations could be materially adversely affected by the failure of anticipated orders to materialize and by deferrals or cancellations of orders as a result of changes in customer requirements or new product announcements or introductions. In addition, the concentration of customers may cause variations in revenue, expenses and operating results on a quarterly basis due to seasonality of orders or the timing and relative size of orders received and shipped during a fiscal quarter.

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

Selling and Marketing

We sell and market our products in the United States primarily through a direct sales organization and internationally through direct sales and independent agents and distributors, complemented by a coordinated marketing effort of our product marketing personnel. Direct and indirect sales activities are conducted from our Massachusetts headquarters and through sales representatives deployed across the world. We also market certain of our products to systems integrators and value-added resellers.

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

Manufacturing

Our manufacturing operation is located at our facility in Acton, Massachusetts. This manufacturing operation consists primarily of component and subassembly procurement, systems integration and final assembly, testing and quality control of the complete systems. We rely on independent contractors to manufacture components and subassemblies to our specifications. We are reviewing several contract manufacturers in China to assemble certain VOD and Broadcast products, starting in the later part of fiscal year 2012.

Competition

The markets in which we compete are characterized by intense competition, with a large number of suppliers providing different types of products to different segments of the markets. In new markets for our products, we compete principally based on price. In markets in which we have an established presence, we compete principally on the basis of the breadth of our products’ features and benefits, including the flexibility, scalability, professional quality, ease of use, reliability and cost effectiveness of our products, and our reputation and the depth of our expertise, customer service and support. While we believe that we currently compete favorably overall with respect to these factors and that our ability to provide integrated solutions to manage, store and distribute digital video differentiates us from our competitors, in the future we may not be able to continue to compete successfully with respect to these factors. In the market for long-form video products including video on demand, we compete with various companies offering video software and server platforms such as Arris Group Inc. (through its 2007 acquisition of C-Cor Corporation), Cisco Systems, Inc. (through its 2006 acquisition of Arroyo Video Solutions, Inc.), Motorola Mobility Inc. (through its 2006 acquisition of Broadbus Technologies, Inc.) and Ericsson (through its 2007 acquisition of Tandberg Television). In the digital advertisement insertion market, we generally compete with Ericsson and Arris Group Inc. We expect the competition in each of these markets to intensify in the future as existing and new competitors with significant market presence and financial resources, including computer hardware and software companies and television equipment manufacturers, enter these rapidly evolving markets.

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

Proprietary Rights

Our success and our ability to compete are dependent, in part, upon our proprietary rights. We have been granted sixteen U.S. patents and have filed foreign patent applications related thereto for various technologies developed and used in our products. In addition, we rely on a combination of contractual rights, trademark laws, trade secrets and copyright laws to establish and protect our proprietary rights in our products. It is possible that in the future not all of these patent applications will be issued or that, if issued, the validity of these patents would not be upheld. It is also possible that the steps taken by us to protect our intellectual property will be inadequate to prevent misappropriation of our technology or that our competitors will independently develop technologies that are substantially equivalent or superior to our technology. In addition, the laws of some foreign countries in which our products are or may be distributed do not protect our proprietary rights to the same extent as do the laws of the United States. We have been involved, and continue to be involved, in significant intellectual property litigation, and we may be a party to litigation in the future to enforce our intellectual property rights or as a result of an allegation that we infringe others’ intellectual property.

Employees

As of January 31, 2011, we employed 1,202 persons, including 470 in research and development, 491 in customer service and support, 94 in selling and marketing, 55 in manufacturing and facilities, and 92 in general and administration functions. We believe that our relations with our employees are good. None of our employees are represented by a collective bargaining agreement.

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

Our performance is dependent on customers’ continued spending for video systems and services.  Spending for these systems and services is cyclical and can be curtailed or deferred on short notice.  A variety of factors affect the amount of spending, and, therefore, our sales and profits, including:

•	general economic conditions;
•	customer specific financial or stock market conditions;
•	availability and cost of capital;
•	governmental regulation;
•	demand for services;
•	competition from other providers of video systems and services;
•	acceptance of new video systems and services by our customers; and
•	real or perceived trends or uncertainties in these factors.

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

Our future success is dependent on the continued development of the video-on-demand market and if video-on-demand does not continue to develop, our business may not continue to grow.

A large portion of our revenue comes from sales and services related to our video-on-demand products. However, the video-on-demand market continues to develop as a commercial market, both within and outside North America. The potential size of the video-on-demand market and the timing of its development are uncertain. The success of this market requires that broadband system operators continue to upgrade their cable networks to support digital two-way transmission service and successfully market video-on-demand and similar services to their cable television subscribers. Some cable system operators, particularly outside of North America, are still in the early stages of commercial deployment of video-on-demand service to major residential cable markets and, accordingly, to date our digital video systems have been commercially available only to a limited number of subscribers. Also, the telecommunications companies have also begun to adapt their networks to support digital two-way transmission and begun marketing video-on-demand services. If cable system operators and telecommunications companies fail to make the capital expenditures necessary to upgrade their networks or determine that broad deployment of video-on-demand services is not viable as a business proposition or if our digital video systems cannot support a substantial number of subscribers while maintaining a high level of performance, our revenues will not grow as we have planned.

Our business is impacted by worldwide economic cycles, which are difficult to predict.

The global economy and financial markets experienced disruption in recent years, including, among other things, extreme volatility in security prices, severely diminished liquidity and credit availability, rating downgrades of certain investments and declining valuations of others. These economic developments and the rate of recovery from these developments affect businesses such as ours and those of our customers and vendors in a number of ways that could result in unfavorable consequences to us. A continued slow recovery from these events or further disruption and deterioration in economic conditions may reduce customer purchases of our products and services, thereby reducing our revenues and earnings. In addition, these events may, among other things, result in increased price competition for our products and services, increased risk in the collectability of our accounts receivable from our customers, increased risk in potential reserves for doubtful accounts and write-offs of accounts receivable, and higher operating costs as a percentage of revenues. We have taken actions to address the effects of the economic crisis and the slow recovery, including implementing cost control and reduction measures.  It is possible that we may need to take further cost control and reduction measures. We cannot predict whether these measures will be sufficient to offset certain of the negative trends that might affect our business.

We have taken measures to address the variability in the market for our products and services, which could have long-term negative effects on our business or impact our ability to adequately address a rapid increase in customer demand.

We have taken measures to address the variability in the market for our products and services. These measures include shifting more of our operations to lower cost regions, outsourcing manufacturing processes, implementing cost reduction programs, reducing the number of our employees, and reducing planned capital expenditures and expense budgets. We cannot ensure that the measures we have taken will not impair our ability to effectively develop and market products and services, to remain competitive in the industries in which we compete, to operate effectively, to operate profitably during slowdowns or to effectively meet a rapid increase in customer demand. These measures may have long-term negative effects on our business by reducing our pool of technical talent, decreasing or slowing improvements in our products and services, making it more difficult to hire and retain talented individuals and to quickly respond to customers or competitors in an upward cycle.

Our business is subject to uncertainties introduced by our ongoing evaluation of strategic options and the restructuring of our Servers and Storage business.

In December 2010, the Company announced that the Board of Directors had formed an Independent Advisory Committee to explore a broad range of business development and other initiatives, and the Independent Advisory Committee continues to evaluate a range of strategic options for the Company. The market price of our common stock could be subject to significant fluctuations in response to developments relating to this process or the public perception that developments may occur.

We have also incurred significant expenditures in connection with the previously-announced restructuring of our Servers and Storage business that resulted from our strategic review of this business.  The purpose of this restructuring was to align the cost structure of this business with its anticipated future revenue stream, which has been declining significantly over the past two years and which we anticipate may continue to decline as we transition to primarily a software business.  We cannot assure that the steps we have taken to restructure our Servers and Storage business are sufficient to enable this business to operate on a profitable basis or that we will not incur additional losses in this business in future periods.  As a result, we continue to evaluate future alternatives for our Servers and Storage business segment.  This ongoing evaluation may result in further restructuring of this business and may adversely affect our business by causing our customers to cancel or defer purchases of these products.

Because our customer base is highly concentrated among a limited number of large customers, the loss of or reduced demand by, or return of product by one of these customers, could have a material adverse effect on our business, financial condition and results of operations.

Our customer base is highly concentrated among a limited number of large customers, and, therefore, a limited number of customers account for a significant percentage of our revenues in any fiscal period. We generally do not have written agreements that require customers to purchase fixed minimum quantities of our products. Our sales to specific customers tend to vary significantly from year to year and from quarter to quarter depending upon these customers’ budgets for capital expenditures and our new product introductions. We believe that a significant amount of our revenues will continue to be derived from a limited number of large customers in the future. The loss of, reduced demand for products or related services by, or return of a product previously purchased by any of our major customers could have a material adverse effect on our business, financial condition and results of operations.

In addition, the industry has experienced consolidation among our customers which may cause delays or reductions in capital expenditure plans and/or increased competitive pricing pressures as the number of available customers decline and their relative purchasing power increases in relation to suppliers. Any of these factors could adversely affect our business.

Cancellation or deferral of purchases of our products or the return of previously purchased products could cause our operating results to be below the expectations of the public market stock analysts who cover our stock, resulting in a decrease in the market price of our common stock.

We derive a substantial portion of our revenues from purchase orders that exceed $1.0 million in value. Therefore, any significant cancellation or deferral of purchases of our products or the return of previously purchased products could have a material adverse effect on our business, financial condition and results of operations in any particular quarter due to the resulting decrease in revenue and gross margin and our relatively fixed costs. In addition, to the extent significant sales occur earlier than expected, operating results for subsequent quarters may be adversely affected because our operating costs and expenses are based, in part, on our expectations of future revenues, and we may be unable to adjust spending in a timely manner to compensate for any revenue shortfall. Because of these factors, in some future quarter our operating results may be below the expectations of public market analysts and investors which may adversely affect the market price of our common stock.

Timing of significant customer orders may cause our quarterly operating results to fluctuate, making period-to-period comparisons of our operating results less meaningful.

We have experienced significant variations in the revenue, expenses and operating results from quarter to quarter and these variations are likely to continue. We believe that fluctuations in the number and size of orders being placed from quarter to quarter are principally attributable to the buying patterns and budgeting cycles of broadband system operators, including telecommunications companies, and broadcast companies, the primary buyers of the digital video-on-demand, advertising and broadcast systems, respectively. We expect that there will continue to be fluctuations in the number and value of orders received. In addition, certain of our product sales are subject to acceptance by our customer, and the timing of customer acceptance may be subject to delay due to circumstances beyond our control. As a result, our results of operations have in the past and likely will, at least in the near future, fluctuate in accordance with this purchasing activity making period-to-period comparisons of our operating results less meaningful. In addition, because these factors are difficult for us to forecast, our business, financial condition and results of operations for one quarter or a series of quarters may be adversely affected and below the expectations of public market analysts and investors, resulting in a decrease in the market price of our common stock.

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

If there were a decline in demand or average selling prices for our products, including our Video-On-Demand products and Advertising products, our revenues and operating results would be materially affected.

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

Our ability to successfully offer new products and services and implement our business plan in a rapidly evolving market requires effective planning and management. We are also continuing to transition towards greater reliance on our software products and services for an increased portion of our total revenue. In light of the growing complexities in managing our expanding portfolio of products and services, our anticipated future operations will continue to strain our operational and administrative resources. To manage future growth effectively, we must continue to improve our operational controls and internal controls over financial reporting, and to integrate the businesses we have acquired and our new personnel and to manage our expanding international operations. A failure to manage our growth may harm our business through a decreased ability to monitor and control effectively our operations, and a decrease in the quality of work and innovation of our employees upon which our business is dependent.

Because our business is susceptible to risks associated with international operations, we may not be able to maintain or increase international sales of our products and services, and we may not realize the full amount of the anticipated savings in connection with our continued trend towards the manufacture and assembly of our products outside of North America and EMEA.

Our international operations are expected to continue to account for a significant portion of our business in the future. However, in the future we may be unable to maintain or increase international sales of our products and services. Our international operations are subject to a variety of risks, including:

•	difficulties in establishing and managing international distribution channels;
•	difficulties in selling, servicing and supporting overseas products and services and in translating products and services into foreign languages;
•	the uncertainty of laws and enforcement in certain countries relating to the protection of intellectual property;
•	multiple and possibly overlapping tax structures;
•	negative tax consequences such as withholding taxes and employer payroll taxes;
•	changes in labor laws and regulations affecting our ability to hire and retain employees; and
•	economic or political changes in international markets.

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

The industry in which we operate is characterized by vigorous protection and pursuit of intellectual property rights or positions, which on occasion, have resulted in significant and often protracted litigation. We have from time to time received, and may in the future receive, communications from third parties asserting infringements on patent or other intellectual property rights covering our products or processes. We are currently engaged in intellectual property litigation with Arris Group, Inc., and we may be a party to litigation in the future to enforce our intellectual property rights or as a result of an allegation that we infringe others’ intellectual property. Any parties asserting that our products infringe upon their proprietary rights would force us to defend ourselves and possibly our customers or manufacturers against the alleged infringement, as many of our commercial agreements require us to defend and/or indemnify the other party against intellectual property infringement claims brought by a third party with respect to our products. These claims and any resulting lawsuit, if successful, could subject us to significant liability for damages and invalidation of our proprietary rights. This possibility of multiple damages serves to increase the incentive for plaintiffs to bring such litigation. In addition, these lawsuits, regardless of their success, would likely be time-consuming and expensive to resolve and would divert management time and attention away from our operations.

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

Because our business plan is based on technological development of new products and enhancements to our existing products, our future success is dependent on our successful introduction of these new products and enhancements. In the future we may experience difficulties that could delay or prevent the successful development, introduction and marketing of these and other new products and enhancements, or find that our new products and enhancements do not adequately meet the requirements of the marketplace or achieve market acceptance. Announcements of currently planned or other new product offerings may cause customers to defer purchasing our existing products. Moreover, despite testing by us and by current and potential customers, errors or failures may be found in our products, and, even if discovered, may not be successfully corrected in a timely manner. These errors or failures could cause delays in product introductions and shipments, or require design modifications that could adversely affect our competitive position. Currently, we are developing a new generation of products and systems to enable the delivery of video to multiple customer screens. Our inability to develop new products or enhancements on a timely basis or the failure of these new products or enhancements to achieve market acceptance could have a material adverse effect on our business, financial condition and results of operations.

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

We currently compete against companies offering video software and /or server platforms. In the digital advertisement insertion market, we compete against suppliers of both analog tape-based and digital systems. In addition, a number of well-funded companies have been discussing broadband internet VOD services for home television viewing. If these products are developed, they may be more cost effective than our VOD solutions, which could result in cable system operators and telecommunications companies discontinuing purchases of our on demand products.

Due to the rapidly evolving markets in which we compete, additional competitors with significant market presence and financial resources, including computer hardware and software companies and television equipment manufacturers, may enter those markets, thereby further intensifying competition. Increased competition could result in price reductions, cancellations of purchase orders, losses of business with current customers to competitors, and loss of market share which would adversely affect our business, financial condition and results of operations. Many of our current and potential competitors have greater financial, selling and marketing, technical and other resources than we do. Moreover, our competitors may also foresee the course of market developments more accurately than we. Although we believe that we have certain technological and other advantages over our competitors, realizing and maintaining these advantages will require a continued high level of investment by us in research and product development, marketing and customer service and support. In the future we may not have sufficient resources to continue to make these investments or to make the technological advances necessary to compete successfully with our existing competitors or with new competitors.

If we are unable to compete effectively, our business, prospects, financial condition and operating results would be materially adversely affected because of the difference in our operating results from the assumptions on which our business model is based.

If we fail to respond to rapidly changing technologies related to digital video, our business, financial condition and results of operations would be materially adversely affected because the competitive advantage of our products and services relative to those of our competitors would decrease.

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

We have made non-controlling equity investments in complementary companies, including On Demand Deutschland GmbH & Co. KG and Minerva Networks, Inc., and we may in the future make additional investments in these and/or other companies. These investments may require additional capital and may not generate the expected rate of return that we believed possible at the time of making the investment. This may adversely affect our financial condition or results of operations. Also, investments in development-stage companies may generate other than temporary declines in fair value of our investment that would result in impairment charges.

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

System errors or failures may adversely affect our business, financial condition and results of operations. Despite our testing and testing by current and potential customers, not all errors or failures may be found in our products or, if discovered, successfully corrected in a timely manner. Notwithstanding our efforts to the contrary, our products and business may be subject to unauthorized access which could also result in errors or failures in our products, or the dissemination of confidential information. These errors or failures could cause delays in product introductions and shipments, require design modifications that could adversely affect our competitive position or result in material liability to us. Further, some errors may not be detected until the systems are deployed. In such a case, we may have to undertake major replacement programs to correct the problem. Our reputation may also suffer if our customers view our products as unreliable or our systems as unsecure, whether based on actual or perceived errors or failures in our products or our systems.

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

Our stock price may be volatile.

Historically, the market for technology stocks has been extremely volatile. Our common stock has experienced, and may continue to experience, substantial price volatility. The occurrence of any one or more of the factors noted above could cause the market price of our common stock to fluctuate. In the past couple of years, the stock market in general, and the NASDAQ Stock Market and technology companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of such companies. These broad market and industry factors may materially adversely affect the market price of our common stock, regardless of our actual operating performance. In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been instituted against such companies.

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

ITEM 1B. Unresolved Staff Comments

None

ITEM 2. Properties

	Lease/
Location	Own	Principal Use	Segment	Square Feet

Acton, Massachusetts	Own	Corporate Headquarters, video	Software, Servers and Storage	120,000

Shanghai, China	Lease	Engineering	Software, Servers and Storage	38,000

Manilla, Philippines	Lease	Engineering and Customer Services	Software, Servers and Storage	28,000
		software engineering and manufacturing
Greenville, New Hampshire	Own	Video Storage engineering, logistics	Servers and Storage	24,000
		and services engineering
Fort Washington, Pennsylvania	Lease	Software Development, digital video and	Software	14,000
		interactive television
London, United Kingdom	Own	ODG corporate offices and video	Media Services	9,000
		content processing services
Eindhoven, The Netherlands	Lease	eventIS corporate offices	Software	6,300

In addition, we also lease research and development and/or sales and support offices in Illinois, Nevada, California, France, Ireland, Singapore, Germany, Japan, India, Turkey, UK, Russia, Mexico, and China. We believe that existing facilities are adequate to meet our foreseeable requirements.

ITEM 3. Legal Proceedings

On July 31, 2009, ARRIS Group, Inc. (“ARRIS”) filed a contempt motion in the U.S. District Court for the District of Delaware against SeaChange International relating to U.S. Patent No 5,805,804 (the “804 patent”), a patent in which ARRIS has an ownership interest.  In its motion, ARRIS is seeking further patent royalties and the enforcement of the permanent injunction entered by the Court on April 6, 2006 against certain SeaChange products. On August 3, 2009, SeaChange filed a complaint seeking a declaratory judgment from the Court that its products do not infringe the ‘804 patent and asserting certain equitable defenses Discovery and briefing on the ARRIS contempt motion are expected to be completed on April 18, 2011.

SeaChange changed the product that was the subject of the first patent lawsuit regarding the ‘804 patent to specifically avoid any further claims of alleged infringement under the ‘804 patent. In addition, on March 15, 2007 SeaChange petitioned the U.S. Patent and Trademark Office to re-examine the ‘804 patent in view of the claim construction that was given in the prior trial regarding the ‘804 patent. As a result of the re-examination, the patent examiner cancelled the first three claims of the ‘804 patent. SeaChange believes that ARRIS’s contempt motion is without merit, and that SeaChange's products do not infringe the ‘804 patent

SeaChange enters into agreements in the ordinary course of business with customers, resellers, distributors, integrators and suppliers. Most of these agreements require SeaChange to defend and/or indemnify the other party against intellectual property infringement claims brought by a third party with respect to SeaChange’s products. From time to time, SeaChange also indemnifies customers and business partners for damages, losses and liabilities they may suffer or incur relating to personal injury, personal property damage, product liability, and environmental claims relating to the use of SeaChange’s products and services or resulting from the acts or omissions of SeaChange, its employees, authorized agents or subcontractors. For example, SeaChange has received requests from several of its customers for indemnification of patent litigation claims asserted by Acacia Media Technologies, USA Video Technology Corporation, Multimedia Patent Trust, Microsoft Corporation and VTran Media Technologies. Management performed an analysis of these requests, evaluating whether any potential losses were probable and estimable.

PART II

ITEM 5. Market for Registrant’s Common Equity and Related Stockholder Matters

Market Information

Our common stock (symbol, “SEAC”) began trading on NASDAQ on November 5, 1996 and currently trades on the Nasdaq Global Select Market.

On April1, 2011, the last reported sale price of our common stock on NASDAQ was $9.93 per share and there were approximately 125 holders of record of our common stock. We believe that the number of beneficial holders of our common stock exceeds 7,149.

The following table sets forth the quarterly high and low closing sales prices per share reported on NASDAQ for our last two fiscal years ended January 31, 2011 and 2010.

	Fiscal Year 2011		Fiscal Year 2010
	High	Low	High	Low
Three Month Period Ended:
First Quarter	$8.61	$6.45	$6.81	$4.32
Second Quarter	9.48	7.45	9.23	6.06
Third Quarter	9.17	7.08	9.85	6.77
Fourth Quarter	9.04	7.90	6.97	5.50

Dividend Policy

We have never declared or paid any cash dividends on our common stock, since inception, and do not expect to pay cash dividends on our common stock in the foreseeable future. We currently intend to retain all of our future earnings for use in operations and to finance the expansion of our business.

Repurchase of our Equity Securities

On May 26, 2010, SeaChange’s Board of Directors authorized the repurchase of up to $20.0 million of its common stock, par value $.01 per share, through a share repurchase program. As authorized by the program, shares may be purchased in the open market or through privately negotiated transactions in a manner consistent with applicable securities laws and regulations, including pursuant to a Rule 10b5-1 plan maintained by the Company. This share repurchase program does not obligate the Company to acquire any specific number of shares and may be suspended or discontinued at any time. All repurchases are expected to be funded from the Company’s current cash and investment balances. The timing and amount of the shares to be repurchased will be based on market conditions and other factors, including price, corporate and regulatory requirements and alternative investment opportunities. The repurchase program terminates on January 31, 2012. There were no stock repurchases during the three months ended January 31, 2011. During the year ended January 31, 2011, the Company repurchased approximately 178,000 shares at a cost of $1.4 million.

STOCK PERFORMANCE GRAPH

The following graph compares the change in the cumulative total stockholder return on SeaChange’s common stock during the period from the close of trading on January 31, 2006 through January 31, 2011, with the cumulative total return on the Center for Research in Securities Prices (“CRSP”) Index for the Nasdaq Stock Market (U.S. Companies) and a SIC Code Index based on SeaChange’s SIC Code. The comparison assumes $100 was invested on January 31, 2006 in SeaChange’s common stock at the $8.32 closing price on January 31, 2006 and in each of the foregoing indices and assumes reinvestment of dividends, if any.

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

Notes:

A.	The lines represent monthly index levels derived from compounded daily returns that include all dividends.

B.	If the monthly interval, based on the fiscal year-end, is not a trading day, the preceding trading day is used.

C.	The Index level for all series was set to 100 on January 31, 2006.

ITEM 6. Selected Financial Data

The following consolidated selected financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. The Company has reclassified certain prior period balances in fiscal 2007 and fiscal 2008 to conform to the current year presentation. These reclassifications have no impact on previously reported total assets, total liabilities, stockholders’ equity, results of operations or cash flows.

	Year ended January 31,
	2011	2010	2009	2008	2007
	(in thousands, except per share data)
Consolidated Statement of Operations Data:
Revenues:
Products	$91,679	$101,941	$117,372	$105,769	$95,000
Services	125,048	99,724	84,464	74,124	66,334
Total revenues	216,727	201,665	201,836	179,893	161,334
Costs of revenues:
Products	35,527	38,961	46,533	47,833	48,334
Services	72,451	59,451	52,007	46,368	37,189
Total cost of revenue	107,978	98,412	98,540	94,201	85,523
Gross profit	108,749	103,253	103,296	85,692	75,811
Operating expenses:
Research and development	48,403	50,664	43,042	41,720	40,917
Selling and marketing	24,506	25,842	27,506	22,918	22,383
General and administrative	24,328	21,719	20,979	20,098	18,873
Amortization of intangibles	3,359	2,826	1,575	2,952	5,664
Restructuring	6,997	-	-	6,004	-
Total operating expenses	107,593	101,051	93,102	93,692	87,837
Income (loss) from operations	1,156	2,202	10,194	(8,000)	(12,026)
Interest (expense) income, net	(165)	607	2,050	1,927	1,355
Other (expense), net	(1,017)	(462)	(925)	(43)	(470)
Gain on sale of investment in affiliates	27,071	-	-	10,031	-
Income (loss) before income taxes and equity income (loss) in earnings of affiliates	27,045	2,347	11,319	3,915	(11,141)
Income tax expense (benefit)	(2,338)	371	575	2,156	(1,632)
Equity income (loss) in earnings of affiliates, net of tax	85	(653)	(770)	1,143	1,272
Net income (loss)	$29,468	$1,323	$9,974	$2,902	$(8,237)
Earnings (loss) per share:
Basic	$0.94	$0.04	$0.32	$0.10	$(0.29)
Diluted	$0.92	$0.04	$0.32	$0.10	$(0.29)
Consolidated Balance Sheet Data (as of January 31):
Working capital	$92,628	$60,887	$89,549	$88,344	$57,820
Total assets	305,191	267,147	233,983	217,896	199,296
Deferred revenue	43,969	46,793	32,974	19,103	21,806
Long-term liabilities	27,057	15,808	3,745	3,391	1,121
Total liabilities	96,049	89,225	61,747	52,494	42,876
Total stockholders’ equity	209,142	177,922	172,236	165,402	156,420

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

Overview

We are a global leader in the delivery of multi-screen video. Our products and services facilitate the aggregation, licensing, storage, management and distribution of video, television programming, and advertising content to cable system operators, telecommunications companies and broadcast television companies.

On September 1, 2009, the Company completed its acquisition of eventIS Group B.V. (”eventIS”). eventIS, based in Eindhoven, the Netherlands, provides video on demand (“VOD”) and linear broadcast software and related services to cable television and telecommunications companies primarily in Europe. The Company acquired eventIS to expand its VOD solutions into the European market. The Company has made cash payments to date to the former shareholder of eventIS of $38.7 million and issued 75,000 of restricted common shares which will vest in equal installments over three years beginning in fiscal 2012. The Company is obligated to make additional payments, each in an aggregate amount of $2.8 million with $1.7 million payable in cash and $1.1 million payable by the issuance of restricted shares of SeaChange common stock on September 1, 2011 and 2012. For fiscal 2011, under the earn-out provisions of the share purchase agreement, $340,000 was earned and will be paid to the former shareholder of eventIS during the Company’s first quarter of fiscal 2012. If certain performance goals are met over each of the two years ending January 31, 2013, the Company will be obligated to make additional cash payments to the former shareholder of eventIS. Acquisition-related costs recognized included legal, accounting, valuation and other professional services totaling $1.0 million for fiscal 2010. The transaction costs were expensed and recorded in general and administrative expenses in the Consolidated Statement of Operations.

On February 1, 2010, the Company completed its acquisition of VividLogic, Inc. (”VividLogic”). VividLogic, based in Fremont, California, provides in-home infrastructure software for high definition televisions, home gateways, and set-top boxes to cable television service providers, set-top box manufacturers and consumer electronics (CE) suppliers. The Company acquired VividLogic to expand its in home solutions. The Company made cash payments totaling $21.5 million, of which $1.2 million was deposited in escrow with respect to certain indemnification matters. In addition, the Company is obligated to make additional cash payments of $1.0 million on February 1, 2012 and 2013, respectively. Under the earnout provisions of the purchase agreement, the Company will make an earn-out payment of $257,000 for fiscal year 2011 and may be obligated to make future earn-out payments based on the operating results of VividLogic. Acquisition-related costs recognized include legal, accounting, valuation and other professional services of $831,000 in fiscal 2011 and $341,000 in fiscal 2010. The transaction costs were expensed and recorded in general and administrative expenses in the Consolidated Statement of Operations.

During fiscal 2011, the Company initiated actions to lower its cost structure as it strives to generate increased profitability. During fiscal 2011 pre-tax restructuring expenses charged to its income statement totaled approximately $7.0 million related to the termination of approximately 110 employees, the write down of inventory, and the disposal of fixed assets. These actions included the restructuring of the Company’s Servers and Storage business segment, completed in the fourth quarter of fiscal 2011.

The Company is managed and operated as three segments, Software, Servers and Storage, and Media Services. A description of the three reporting segments is as follows:

•
Software segment includes product revenues from the Company’s Advertising, VOD, Middleware and Broadcast software solutions, related services such as professional services, installation, training, project management, product maintenance, technical support and software development for those software products, and operating expenses relating to the Software segment such as research and development, selling and marketing and amortization of intangibles. The Software segment includes the results of eventIS from the date of the acquisition on September 1, 2009 and the results of VividLogic from the date of acquisition on February 1, 2010.

•
Servers and Storage segment includes product revenues from VOD and Broadcast server product lines and related services such as professional services, installation, training, project management, product maintenance, and technical support for those products and operating expenses relating to the Servers and Storage segment, such as research and development and selling and marketing.

•	Media Services segment includes the operations of ODG which include content acquisition and preparation services for television and wireless service providers and related operating expenses.

Under this reporting structure, the Company further determined that there are significant functions, and therefore costs, that are considered corporate expenses and are not allocated to the reportable segments for the purposes of assessing performance and making operating decisions. These unallocated costs include general and administrative expenses, other than direct general and administrative expenses related to Media Services and Software, other income (expense), net, taxes and equity losses in earnings of affiliates, which are managed separately at the corporate level. The basis of the assumptions for all such revenues, costs and expenses includes significant judgments and estimations. There are no inter-segment revenues for the periods shown below. The Company does not separately track all assets by operating segments nor are the segments evaluated under this criterion

We have experienced fluctuations in our product revenues from quarter to quarter due to the timing of the receipt of customer orders, the shipment of those orders, and, in certain cases, customer acceptance of products. The factors that impact the timing of the receipt of customer orders include among other factors:

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

In addition, many customers may delay or reduce capital expenditures. This, together with other factors, could result in reductions in sales of our products, longer sales cycles, difficulties in collection of accounts receivable, excess and obsolete inventory, gross margin deterioration, slower adoption of new technologies, increased price competition and supplier difficulties. We believe that the recent global economic slowdown and the resulting slow recovery have caused certain customers to reduce or delay capital spending plans in fiscal 2010 and 2011 primarily in our Advertising and Broadcast products. In addition, we have experienced increased price-based competition from our competitors, which resulted in the reduction of the prices of some of our products, which reduced our revenues and adversely affected our gross margin.

The delay in the timing of receipt and shipment of any one customer order, or in certain cases customer acceptance of the products, can result in significant fluctuations in our revenue reported on a quarterly basis.

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

•	our ability to control operating costs given the fluctuations that we have experienced with revenues from quarter to quarter; and

•	our ability to successfully integrate businesses acquired by us, including eventIS, VividLogic, Inc and Mobix Interactive, Ltd.

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

Principles of Consolidation. The Company consolidates the financial statements of its wholly-owned subsidiaries and all inter-company accounts are eliminated in consolidation. SeaChange also holds minority investments in the capital stock of certain private companies having product offerings or customer relationships that have strategic importance. The Company evaluates its equity and debt investments and other contractual relationships with affiliate companies in order to determine whether the guidelines regarding the consolidation of variable interest entities (“VIE”) should be applied in the financial statements. Consolidation guidelines address consolidation by business enterprises of variable interest entities that possess certain characteristics. A VIE is defined as an entity in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support. The primary beneficiary is required to consolidate the financial position and results of the VIE. The Company has concluded that it is not the primary beneficiary for any variable interest entities as of January 31, 2011.

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

We periodically review indicators of the fair value of our investments in affiliates in order to assess whether available facts or circumstances, both internally and externally, may suggest an other-than-temporary decline in the value of the investment. The carrying value of an investment in an affiliate may be affected by the affiliate’s ability to obtain adequate funding and execute its business plans, general market conditions, industry considerations specific to the affiliate’s business, and other factors. The inability of an affiliate to obtain future funding or successfully execute its business plan could adversely affect our equity earnings of the affiliate in the periods affected by those events. Future adverse changes in market conditions or poor operating results of the affiliates could result in equity losses or an inability to recover the carrying value of the investments in affiliates that may not be reflected in an investment’s current carrying value, thereby possibly requiring an impairment charge in the future. We record an impairment charge when we believe an investment has experienced a decline in value that is other-than-temporary.

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

Our transactions frequently involve the sale of hardware, software, systems and services in multiple element arrangements. Revenues under multiple element arrangements are recorded based on the residual method of accounting. Under this method, the total arrangement value is allocated first to undelivered elements, based on their fair values, with the remainder being allocated to the delivered elements. Where fair value of undelivered service elements has not been established, the total arrangement value is recognized over the period during which the services are performed. The amounts allocated to undelivered elements, which may include project management, training, installation, maintenance and technical support and hardware and software components, are based upon the price charged when these elements are sold separately and unaccompanied by the other elements. The amount allocated to installation, training and project management revenue is based upon standard hourly billing rates and the estimated time required to complete the service. These services are not essential to the functionality of systems as these services do not alter the equipment’s capabilities, are available from other vendors and the systems are standard products. For multiple element arrangements that include software development with significant modification or customization and systems sales where vendor-specific objective evidence of the fair value does not exist for the undelivered elements of the arrangement (other than maintenance and technical support), percentage of completion accounting is applied for revenue recognition purposes to the entire arrangement with the exception of maintenance and technical support.

We recognize revenue for products and services only in those situations where collection from the customer is probable. The Company performs ongoing credit evaluations of customers’ financial condition but generally does not require collateral. For some international customers, the Company may require an irrevocable letter of credit to be issued by the customer before the purchase order is accepted. The Company monitors payments from customers and assesses any collection issues. The Company maintains allowances for specific doubtful accounts and other risk categories of accounts based on estimates of losses resulting from the inability of the Company’s customers to make required payments and records these allowances as a charge to general and administrative expenses. The Company bases its allowances for doubtful accounts on historical collections and write-off experience, current trends, credit assessments, and other analysis of specific customer situations. While such credit losses have historically been within our expectations and the allowances established, we cannot guarantee that we will continue to experience the same credit loss rates that we have in the past. If the financial condition of our customers were to change, additional allowances may be required or established allowances may be considered unnecessary. Judgment is required in making these determinations and our failure to accurately estimate the losses for doubtful accounts and ensure that payments are received on a timely basis could have a material adverse effect on our business, financial condition and results of operations.

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

Inventories and Reserves. Inventories are stated at the lower of cost or net realizable value. Cost is determined using the first-in, first-out (FIFO) method. Inventories consist primarily of components and subassemblies and finished products held for sale. All of SeaChange’s hardware components are purchased from outside vendors. The value of inventories is reviewed quarterly to determine that the carrying value is stated at the lower of cost or net realizable value. SeaChange records charges to reduce inventory to its net realizable value when impairment is identified through the quarterly review process. The obsolescence evaluation is based upon assumptions and estimates about future demand and possible alternative uses and involves significant judgments. For the year ended January 31, 2011, we recorded $3.0 million in inventory write-downs of which $2.5 million was incurred as part of the first quarter restructuring. For the fiscal years ended January 31, 2010 and 2009, we recorded inventory write-downs of $569,000 and $1.0 million, respectively.

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

•
the estimated fair value of the acquisition-related contingent consideration, which is calculated using a probability-weighted discounted cash flow model based upon the forecasted achievement of post acquisition bookings targets;

•	the future expected cash flows from product sales, support agreements, consulting contracts, other customer contracts and acquired developed technologies and patents; and

•	the relevant discount rates.

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

Goodwill is evaluated at the reporting unit level, which is equivalent to our business segments. We have three reporting segments, the Software segment, Servers and Storage segment and Media Services segment. The goodwill balance as of January 31, 2011 is as follows:
	Goodwill
	Software	Servers & Storage	Media Services	Total
	(in thousands)
Goodwill	$45,097	$754	$19,422	$65,273

On August 1, 2010, we performed our annual impairment testing of goodwill for each of the reporting units with goodwill balances. We first calculated the fair value of each reporting unit using a discounted cash flow methodology. We then performed “Step 1” and compared the fair value of each reporting unit of accounting to its carrying value as of August 1, 2010.

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

To validate our conclusions and determine the reasonableness of our annual impairment test, we performed the following:
•
Reconciled our estimated enterprise value to market capitalization comparing the aggregate, calculated fair value of our reporting units to our market capitalization as of August 1, 2010, our annual impairment test date.  As compared with the market capitalization value of $280 million as of August 1, 2010, the aggregate carrying value was approximately $200 million;

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

Our projections for the next five years included increased revenue and operating expenses, in line with the expected revenue growth over the next five years based on current market and economic conditions and our historical knowledge of the reporting units. Historical growth rates served as only one input to the projected future growth used in the goodwill impairment analysis. These historical growth rates were adjusted based on other inputs from management regarding anticipated customer contracts. The forecasts have incorporated any changes to the revenue and operating expenses resulting from the third quarter of fiscal 2011 restructuring plan. We projected growth for each reporting unit ranging from 6% to 9% annually for the Software and Services segment, a decline of 18% to growth of 9% for Servers and Storage segment, and growth from 28% to 88% annually for the Media Services segment. The higher projected growth for the Media Services segment is due to the recent contract wins by ODG and its recent year over year growth rate. We estimated the operating expenses based on a rate consistent with the current experience for of the each reporting units and estimated revenue growth over the next five years. The failure of any of our reporting units to execute as forecasted over the next five years could have an adverse affect on our annual impairment test. Future adverse changes in market conditions or poor operating results of the reporting unit could result in losses or an inability to recover the carrying value of the investments in reporting units, thereby possibly requiring an impairment charge in the future. We record an impairment charge when we believe an investment has experienced a decline in value that is other-than-temporary.

We also monitor economic, legal and other factors as a whole and for each reporting unit between annual impairment tests to ensure that there are no indicators that make it more likely than not that there has been a decline in the fair value of the reporting unit below its carrying value. Specifically, we monitor industry trends, our market capitalization, recent and forecasted financial performance of our reporting units and the timing and nature of any restructuring activities. We do not believe that there are any indicators of impairment as of January 31, 2011. If these estimates or the related assumptions change, we may be required to record non-cash impairment charges for these assets in the future.

During the fourth quarter of fiscal 2011, the Company evaluated the impairment analysis and updated for the change in its estimates from August 1, 2010 to January 31, 2011. While no impairment charges resulted from the analyses performed during the fourth quarter of fiscal 2011, impairment charges may occur in the future due to changes in projected revenue growth rates, projected operating margins or estimated discount rates, among other factors. Historical or projected revenues or cash flows may not be indicative of actual results in the future. Due to uncertain market conditions, it is possible that future impairment reviews may indicate additional impairments of goodwill and/or other intangible assets, which could result in charges that could be material to our results of operations and financial position.

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

Amortization expense of capitalized software is recorded over the period of economic consumption or the life of the agreement, whichever results in the higher expense, starting with the first shipment of the product to a customer. Amortization expense of capitalized software was $8,000 and $5,000 for the fiscal years ended January 31, 2011 and 2010, respectively.

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

Share-based Compensation. We account for all employee and non-employee director stock-based compensation awards using the authoritative guidance regarding share based payments. We have continued to use the Black-Scholes pricing model as the most appropriate method for determining the estimated fair value of all applicable awards. Determining the appropriate fair value model and calculating the fair value of share-based payment awards requires the input of highly subjective assumptions, including the expected life of the share-based payment awards and stock price volatility. Management estimated the volatility based on the historical volatility of our stock. The assumptions used in calculating the fair value of share-based payment awards represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management’s judgment. As a result, if circumstances change and we use different assumptions, our share-based compensation expense could be materially different in the future. In addition, we are required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. If our actual forfeiture rate is materially different from our estimate, the share-based compensation expense could be significantly different from what we have recorded in the current period. The estimated fair value of our stock-based options and performance-based restricted stock units, less expected forfeitures, is amortized over the awards’ vesting period on a graded vesting basis, whereas the restricted stock units are amortized on a straight line basis.

Restructuring. During fiscal 2011, we recorded restructuring charges primarily related to the Servers and Storage segment consisting of employee severance, write down of inventory, and the disposal of fixed assets. Restructuring charges represent our best estimate of the associated liability at the date the charges are recognized. Adjustments for changes in assumptions are recorded as a component of operating expenses in the period they become known. Differences between actual and expected charges and changes in assumptions could have a material effect on our restructuring accrual as well as our consolidated results of operations.

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

The aggregate foreign exchange transaction losses included as other expense, net on the Consolidated Statement of Operations were $1.1 million, $572,000 and $951,000 for the years ended January 31, 2011, 2010 and 2009, respectively.

Fiscal Year Ended January 31, 2011 Compared to the Fiscal Year Ended January 31, 2010

The following table sets forth summarized consolidated financial information for each of the two fiscal years ended January 31, 2011 and 2010.

	Year Ended
	January 31,
	2011	2010
	(in thousands)
Revenues:
Products	$91,679	$101,941
Services	125,048	99,724
Total revenues	216,727	201,665
Costs and expenses:
Cost of product revenues	35,527	38,961
Cost of service revenues	72,451	59,451
Research and development	48,403	50,664
Selling and marketing	24,506	25,842
General and administrative	24,328	21,719
Amortization of intangibles	3,359	2,826
Restructuring	6,997	-
Income from operations	1,156	2,202
Other (expense) income, net	(1,182)	145
Gain on sale of investment in affiliates	27,071	-
Income before income taxes and equity income in earnings of affiliates	27,045	2,347
Income tax (benefit) expense	(2,338)	371
Equity gain (loss) in earnings of affiliates, net of tax	85	(653)
Net income	$29,468	$1,323

Revenues

The following table summarizes information about the Company’s reportable segments for each of the two fiscal years ended January 31, 2011 and 2010.

	Fiscal Year Ended
	January 31,
	2011	2010	%
	(in thousands, except for percentage data)
Software revenues:
Products	$73,626	$66,968	10%
Services	82,984	64,346	29%
Total Software revenues	$156,610	$131,314	19%

Servers and Storage revenues:
Products	$18,053	$34,974	(48)%
Services	14,033	15,583	(10)%
Total Servers and Storage revenues	$32,086	$50,557	(37)%

Media Services Revenue:
Services	$28,031	$19,794	42%

Total consolidated revenue:
Products	$91,679	$101,942	(10)%
Services	125,048	99,723	25%
Total consolidated revenues	$216,727	$201,665	7%

Product Revenue. Product revenue decreased 10% to $91.7 million in the fiscal year ended January 31, 2011 from $101.9 million in the fiscal year ended January 31, 2010. Product revenues from the Software segment accounted for 80% and 66% of the total product revenues in the years ended January 31, 2011 and 2010, respectively. The Servers and Storage segment accounted for 20% and 34% of total product revenues in the fiscal years ended January 31, 2011 and 2010, respectively. The year over year decrease in Product revenues was due to lower VOD software license revenues and lower shipments of VOD servers to North American and Latin American service providers. The lower VOD Software licenses revenues was due to the Comcast software subscription agreement extension classification as services revenues for the period of February 2010 through May 2010. Unlike in prior periods, where software subscription agreements with Comcast provided for specified enhancements and therefore were classified as product revenues, the agreement extensions contained no specified enhancements. The new software subscription agreement signed with Comcast during the second quarter of fiscal 2011 was accounted for on a percentage of completion basis and was recorded as product revenues starting on May 21, 2010 since the new subscription agreement provides for specific enhancements. These decreases were partially offset by the inclusion of VividLogic product revenues and the inclusion of eventIS for a full year of revenues, while fiscal 2010 included only five months of eventIS revenues

Service Revenue. Service revenues increased 25% to $125.0 million in the fiscal year ended January 31, 2011 from $99.7 million in the fiscal year ended January 31, 2010. Service revenue for the Software segment accounted for 67% and 65% of the total services revenue in the fiscal years ended January 31, 2011 and 2010, respectively. Servers and Storage services revenue accounted for 11% and 16% of total services revenue in the fiscal year ended January 31, 2011 and 2010, respectively, while Media Services revenue accounted for 22% and 19% of total services revenue for the fiscal years ended January 31, 2011 and 2010, respectively. The increase in Service revenues year over year was due to increased revenues from Media Services resulting from recent contract wins late in the third quarter of fiscal 2010, and the inclusion of a full year of service revenues from our recent acquisitions of eventIS and VividLogic.  In addition, fiscal 2011 service revenues included $4.6 million of maintenance revenues resulting from a deactivation of VOD software and equipment by a U.S customer. The higher year over year service revenues also included the Comcast software subscription agreement extension which was classified as services revenues for the period of February 2010 through May 2010, as noted above. These increases were partially offset by lower Broadcast product maintenance and lower VOD professional services revenue due to lower VOD server revenues.

For the fiscal year ended January 31, 2011 and 2010, two customers each accounted for more than 10%, and collectively accounted for 34% and 39%, respectively, of our total revenues. Revenues from these customers were primarily in the Software and Servers and Storage segment. We believe that a significant amount of our revenues will continue to be derived from a limited number of customers.

International products and services revenues accounted for approximately 48% or $103.7 million and 35% or $71.6 million of total revenues in the fiscal years ended January 31, 2011 and 2010, respectively. We expect that international products and services revenues will remain a significant portion of our business in the future. A majority of our international sales are made in United States dollars (USD), and for the fiscal years 2011 and 2010, approximately 58% and 67%, respectively, of international revenues were transacted in USD.

Software Revenue. Revenues from our software segment increased 19% to $156.6 million in the fiscal year ended January 31, 2011 from $131.3 million in the fiscal year ended January 31, 2010. The year over year increase in software product revenues was primarily due to higher software licensing revenue from our Broadcast software products primarily from a large North American customer, and the inclusion of eventIS and VividLogic. The previous year only included five months of eventIS revenues.

The 29% increase in service revenue for the Software segment was primarily due to the Comcast software subscription agreement, which was accounted for as services revenues, as noted above, and the inclusion of service revenues from the recent acquisitions of eventIS and VividLogic. The previous year only included five months of eventIS revenues. The increase also includes $4.6 million of deferred maintenance revenue that was recognized in the fourth quarter of the fiscal year ended January 31, 2011 as a result of the deactivation of VOD equipment by a U.S customer.

Servers and Storage Revenue. Revenues from the Server and Storage segment decreased 37% to $32.1 million for the fiscal year ended January 31, 2011 from $50.6 for the fiscal year ended January 31, 2010. The decrease in servers and storage product revenues of 48% compared to the previous year was due primarily to decreased shipments of VOD servers compared to fiscal 2010, which included large shipments of VOD servers to two large North American customers. This decrease was partially offset by a large shipment of Broadcast servers to a customer in North America.

Media Services Revenue. Revenues from Media Services increased 42% to $28.0 million in the year ended January 31, 2011 compared to $19.8 million for the year ended January 31, 2010. The increase in revenue was due primarily to contract wins in Dubai and France in the fourth quarter of last year and increased content processing revenues from customers in Greece and Turkey.

Product Gross Profit. Costs of product revenues consist primarily of the cost of purchased material components and subassemblies, labor and overhead relating to the final assembly and testing of complete systems and related expenses, and labor and overhead costs related to software development contracts. The gross profit percentage for products decreased from 62% in the fiscal year ended January 31, 2010 to 61% in the fiscal year ended January 31, 2011. The year over year decrease in product gross profit percentages was due primarily to lower VOD software product margins.

Services Gross Profit. Cost of services revenues consist primarily of labor, materials and overhead relating to the installation, training, product maintenance and technical support, software development, project management and costs associated with providing media services. The service gross profit percentage increased two points year over year due primarily to the inclusion of the Comcast software subscription agreement, extensions which carry higher margins than typical service revenues, and the maintenance revenues resulting from the deactivation of the VOD equipment noted above.

Software Gross Profit. Software segment gross margin was 56% and 61% in the years ended January 31, 2011 and 2010, respectively. The decrease in product gross profit percentages between years was primarily due to lower than normal margins for our VOD software products resulting from a significant product shipment during this year’s first quarter resulting in a competitor displacement at a large North American customer and lower software subscription margins, partially offset by higher VividLogic product margins.

Servers and Storage Gross Profit. Servers and Storage segment gross margin of 50% in the year ended January 31, 2011 was ten points higher than in the year ended January 31, 2010 due to a more favorable mix of higher margin VOD server revenue as fiscal 2010 included a large shipment of low margin VOD servers to a large U.S customer.

Media Services Gross Profit. Media Services segment gross margin of 18% in the year ended January 31, 2011 was one point higher than in the year ended January 31, 2010 due to cost savings related to bringing in-house all content processing that was completed in the second half of last year offset by higher startup costs associated with new contract wins in South Africa and Serbia in the second half of fiscal 2011.

Research and Development. Research and development expenses consist primarily of the compensation of development personnel, depreciation of development and test equipment and an allocation of related facilities expenses. Research and development expenses were 22% and 25% of total revenues for the fiscal year ended January 31, 2011 and 2010, respectively, and decreased $2.3 million from $50.7 million to $48.4 million year over year. The decrease year over year is primarily due to lower domestic headcount-related costs resulting from the second and third quarter restructuring offset by the inclusion of a full year of eventIS costs and increased Philippine headcount costs.

Selling and Marketing. Selling and marketing expenses consist primarily of compensation expenses, including sales commissions, travel expenses and certain promotional expenses. Selling and marketing expenses decreased 5% from $25.8 million or 13% of total revenues in the fiscal year ended January 31, 2010 to $24.5 million, or 11% of total revenues, in the fiscal year ended January 31, 2011. This decrease in total expenses is primarily due to lower headcount related costs offset by the inclusion of a full year of eventIS costs.

General and Administrative. General and administrative expenses consist primarily of the compensation of executive, finance, human resource and administrative personnel, legal and accounting services and an allocation of related facilities expenses. In the fiscal year ended January 31, 2011, general and administrative expenses of $24.3 million, or 11% of total revenues, increased 12% from $21.7 million, or 11% of total revenues, in the fiscal year ended January 31, 2010. General and administrative expenses increased primarily due to transaction costs related to the VividLogic acquisition and higher legal and professional fees that were partially offset by lower corporate headcount-related costs.

Restructuring. During fiscal 2011, the Company initiated actions to lower its cost structure as it strives to improve its financial performance. For the year ended January 31, 2011, restructuring charges totaled $7.0 million included severance costs for the termination of approximately 110 employees, a write down of inventory of $2.5 million related to the decision to discontinue certain products within the Servers and Storage segment, and a $1.3 million charge for the disposal of fixed assets as a direct result of the restructuring plan.

Amortization of Intangibles. Amortization expense consists of the amortization of acquired intangible assets which are operating expenses and not considered costs of revenues. Amortization of intangible assets increased from $2.8 million in the fiscal year ended January 31, 2010 to $3.4 million in the fiscal year ended January 31, 2011 which included a full year’s impact of amortization expense for our eventIS and VividLogic intangible assets. Amortization is also based on the future economic value of the related intangible assets which is generally higher in the earlier years of the assets’ lives.

An additional $2.0 million and $638,000 of amortization expense related to acquired technology was charged to cost of sales for the years ended January 31, 2011 and 2010, respectively.

Other income (expense). The table below provides detail regarding our other income (expense):

	Fiscal Year ended
	January 31,
	2011	2010
	(in thousands)
Interest income	$307	$763
Interest expense	(472)	(156)
Foreign exchange (loss)	(1,138)	(572)
Acquisition related expenses	(330)	-
Miscellaneous income	451	110
	$(1,182)	$145

Interest. The decrease in interest income is primarily due to the lower prevailing interest rates earned on our marketable securities. Interest expense includes the change in present value for acquisition related contingencies. The increase in interest expense is due to a full year impact of changes in present value of acquisition-related contingencies for eventIS and VividLogic in fiscal 2011 compared to fiscal 2010.

Foreign exchange (loss). The increase in foreign exchange losses was a result of the change in rates between the USD and foreign currencies during fiscal 2011 compared to fiscal 2010. In light of the high proportion of our international businesses, we expect that the risk of any adverse movements in foreign currency exchange rates could have an impact on our results within the Consolidated Statements of Operations.

Acquisition related expenses. Acquisition related expenses included $1.1 million in expense resulting from the write-off of the indemnification asset resulting from the settlement of the California tax audit related to the VividLogic acquisition, an $870,000 gain resulting from an adjustment to acquisition related intangible assets for which the measurement period had ended and changes to the contingent consideration for earn-outs to the former shareholders of eventIS and VividLogic.

Gain from sale of investment in affiliates: Reflects the gain on the sale of the entire equity investments in Casa Systems of $25.2 million and InSite One of $1.9 million.

Equity Income (Loss) in Earnings of Affiliates. Equity income in earnings of affiliates was $85,000 in the fiscal year ended January 31, 2011 compared with $653,000 in equity loss in earnings of affiliates for fiscal year-ended January 31, 2010. The equity income (loss) in earnings of affiliates consists of our 50% ownership share of On Demand Deutschland GmbH & Co. KG, our German joint venture, under the equity method of accounting.

Income Tax Provision. Our effective tax rate for fiscal 2011 was a benefit of 9% and $2.3 million compared to an effective tax rate expense of 16% and $371,000 for the fiscal year ended January 31, 2010. The income tax benefit for fiscal 2011 was primarily due to a reduction of a portion of the valuation allowance against the Company’s deferred tax assets due to the Company having met the “more likely than not” realization criteria on its U.S. deferred tax assets resulting from the gain related to the Company’s equity investment in Casa Systems, Inc and the benefit of the reduction in deferred tax assets associated with the deferred tax liabilities from the acquisition of VividLogic. Previously, the Company maintained a full valuation allowance and will continue to monitor available information in determining whether there is sufficient evidence to consider releasing some or all of the remaining valuation allowance. The Company also recognized $300,000 of tax benefits resulting from the expiration of the statute of limitations for uncertain tax positions and $1.0 million of tax benefits resulting from the settlement of a California audit by the former shareholders of VividLogic.  The statute of limitations varies by the various jurisdictions in which we operate. In any given year, the statute of limitations in certain jurisdictions may lapse without examination and any uncertain tax position taken in these years will result in a reduction of the liability for unrecognized tax benefits for that year. In addition, our subsidiary in the U.K recorded a tax benefit of $540,000, resulting from a successful claim with the U.K. tax authorities for previously paid taxes from the transfer of intangible assets from the U.K to our German joint venture.

These tax benefits were offset by the tax expense resulting from the gain on the sale of Casa Systems, Inc and InSite One, Inc., and tax expense resulting from our profitable operations in foreign tax jurisdictions.

We will continue to assess the need for the valuation allowance at each balance sheet date based on all available evidence. If we determine that we can realize some portion or all of the net deferred tax assets, the valuation allowance would be reversed and a corresponding increase in net income would be recognized during the period.

In conjunction with the purchase price allocation for the acquisition of VividLogic, we recorded a liability for uncertain tax position in the amount of $1.2 million. The Company has reached a settlement with the State of California regarding the previously disclosed state tax audit and has recorded a corresponding tax benefit of $1.0 million. In connection with the settlement of this matter, a $1.1 million indemnification asset was also written-off and recorded in other (income) expenses, net in the Statement of Operations.

Fiscal Year Ended January 31, 2010 Compared to the Fiscal Year Ended January 31, 2009

The following table sets forth summarized consolidated financial information for each of the two fiscal years ended January 31, 2010 and 2009.

	Year Ended
	January 31,
	2010	2009
	(in thousands)
Revenues:
Products	$101,941	$117,372
Services	99,724	84,464
Total revenues	201,665	201,836
Costs and expenses:
Cost of product revenues	38,961	46,533
Cost of service revenues	59,451	52,007
Research and development	50,664	43,042
Selling and marketing	25,842	27,506
General and administrative	21,719	20,979
Amortization of intangibles	2,826	1,575
Income (loss) from operations	2,202	10,194
Other income, net	145	1,125
Income before income taxes and equity income in earnings of affiliates	2,347	11,319
Income tax expense	371	575
Equity (loss) income in earnings of affiliates, net of tax	(653)	(770)
Net income	$1,323	$9,974

Revenues

The following table summarizes information about the Company’s reportable segments for each of the two fiscal years ended January 31, 2010 and 2009.

	Fiscal Year Ended
	January 31,
	2010	2009	%
	(in thousands, except for percentage data)
Software revenues:
Products	$66,968	$78,397	(15)%
Services	64,346	53,840	20%
Total Software revenues	$131,314	$132,237	(1)%

Servers and Storage revenues:
Products	$34,974	$38,975	(10)%
Services	15,583	14,665	6%
Total Servers and Storage revenues	$50,557	$53,640	(6)%

Media Services Revenue:
Services	$19,794	$15,959	24%

Total consolidated revenue:
Products	$101,942	$117,372	(13)%
Services	99,723	84,464	18%
Total consolidated revenues	$201,665	$201,836	0%

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

Software Revenue. Revenues from our software segment decreased 1% to $131.3 million in the fiscal year ended January 31, 2010 from $132.2 million in the fiscal year ended January 31, 2009. The year over year decline in software product revenues was primarily due to significantly lower software licensing revenue from our Advertising Insertion products and our Broadcast software products due to the unfavorable advertising environment for our customers for those products as noted above. In addition, there were also two large nonrecurring orders during our fiscal 2009 for our VODlink and VOD hospitality software products. These decreases were partially offset by higher software licensing revenues of Axiom and higher VOD subscription revenue primarily from two large U.S customers. In addition we had higher shipments of our VOD AdPulse software products primarily to Virgin Media.

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

Media Services Gross Profit. Media Services segment gross margin of 17% in the year ended January 31, 2010 was two points higher than in the year ended January 31, 2009 due principally to absorbing all content processing in-house that was previously provided by a third party. This occurred during our second and third quarters of fiscal 2010.

Research and Development. Research and development expenses were 25% and 21% of total revenues for fiscal year ended January 31, 2010 and 2009, respectively, and increased $7.6 million year over year. The increase year over year is primarily due to increased headcount costs related to the VOD and TV Navigator product lines, increased facilities-related expenses and five months of eventIS for fiscal 2010.

Selling and Marketing. Selling and marketing expenses decreased 6% from $27.5 million or 14% of total revenues in the fiscal year ended January 31, 2009 to $25.8 million, or 13% of total revenues, in the fiscal year ended January 31, 2010. This decrease in total expenses is primarily due to lower compensation and benefits of $1.3 million, $800,000 of lower external commission and $300,000 in travel offset by the inclusion of five months of eventIS in fiscal 2010.

General and Administrative. In the fiscal year ended January 31, 2010, general and administrative expenses of $21.7 million, or 11% of total revenues, increased 4% from $21.0 million, or 10% of total revenues, in the fiscal year ended January 31, 2009. General and administrative expenses increased primarily due to acquisition-related costs of $1.4 million and professional fees of $400,000 offset by lower compensation expense and benefits of $400,000 and bad debt expense of $700,000.

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

Other income (expense). The table below provides detail regarding our other income (expense):

	Fiscal Year ended
	January 31,
	2010	2009
	(in thousands)
Interest income	$763	$2,107
Interest expense	(156)	(57)
Foreign exchange (loss)	(572)	(951)
Miscellaneous income	110	26
	$145	$1,125

Interest Income. Interest income, net was $600,000 in the fiscal year ended January 31, 2010 and $2.1 million in the fiscal year ended January 31, 2009. The decrease in interest income is primarily due to the lower cash balance in fiscal 2010 compared to fiscal 2009 due to our acquisitions of eventIS and Mobix, the purchase of our London facility and lower prevailing interest rates earned on our marketable securities.

Foreign exchange (loss). The decrease in foreign exchange losses was a result of the change in rates between the USD and foreign currencies during fiscal 2010 compared to fiscal 2009.

Equity Income (Loss) in Earnings of Affiliates. Equity loss in earnings of affiliates was $653,000 in the fiscal year ended January 31, 2010 compared with $770,000 in equity loss in earnings of affiliates for fiscal year ended January 31, 2009. The equity loss in earnings of affiliates consists of our 50% ownership share of On Demand Deutschland GmbH & Co. KG, our German joint venture, under the equity method of accounting.

Income Tax Provision. Our effective tax rate and income tax provision for fiscal 2010 was 16% and $371,000 compared to an effective tax rate of 5% and $600,000 for the fiscal year ended January 31, 2009. The difference between the underlying effective tax rate for the year ended January 31, 2010 and the federal statutory rate of 35% is primarily due to income tax expense on foreign source pre-tax income generated at our international subsidiaries which carry lower tax rates.  In addition, the Company tax rate decreased in the U.S based on the benefit of releasing a portion of the valuation for the utilization of foreign tax credits and Federal research and development credits.

At January 31, 2010 and 2009, we provided a valuation allowance for the full amount of U.S. net deferred tax assets due to the uncertainty of realization of those assets.

Non GAAP Measures

As part of our ongoing review of financial information related to our business, we regularly use non-GAAP measures, in particular adjusted non-GAAP earnings per share, as we believe they provide a meaningful insight into our business and trends. We also believe that these adjusted non-GAAP measures provide readers of our financial statements with useful information and insight with respect to the results of our business. However, the presentation of adjusted non-GAAP information is not intended to be considered in isolation or as a substitute for results prepared in accordance with GAAP. Below are tables for fiscal 2011, 2010 and 2009 which detail and reconcile GAAP and adjusted non-GAAP earnings per share:

SeaChange International, Inc.
Reconciliation of Selected GAAP Measures to Non-GAAP Measures - Unaudited
(in thousands)

	Twelve months Ended			Twelve months Ended			Twelve months Ended
	January 31, 2011			January 31, 2010			January 31, 2009
	GAAP	Adjustment	Non-GAAP	GAAP	Adjustment	Non-GAAP	GAAP	Adjustment	Non-GAAP
Revenues	$216,727		$216,727	$201,665	$-	$201,665	$201,836	$-	$201,836

Deferred revenue-acquisition related	-	3,876	3,876	-	1,807	1,807	-	-	-
Deferred revenue-maintenance acceleration	-	(4,559)	(4,559)	-	-	-	-	-	-
	216,727	(683)	216,044	201,665	1,807	203,472	201,836	-	201,836

Operating expenses:	107,593		107,593	101,051	-	101,051	93,102	-	93,102
Stock-based compensation	-	2,957	2,957	-	3,105	3,105	-	3,954	3,954
Amortization of intangible assets	-	5,345	5,345	-	3,465	3,465	-	2,025	2,025
Restructuring	-	6,997	6,997	-	-	-	-	-	-
Acquisition related costs	-	831	831	-	1,413	1,413	-	-	-
	107,593	16,130	91,463	101,051	7,983	93,068	93,102	5,979	87,123

Income from operations	1,156	15,447	16,603	2,202	9,790	11,992	10,194	5,979	16,173

Other expenses,net	1,182	738	444	-	-	-	-	-	-
Income from sale of investment in affiliates	27,071	(27,071)	-	-	-	-	-	-	-

Income tax impact expense (benefit)	(2,338)	4,865	2,527	371	3,106	3,477	575	2,073	2,648

Net income	$29,468	$(15,751)	$13,717	$1,323	$6,684	$8,007	$9,974	$3,906	$13,880
Diluted income per share	$0.92	$(0.49)	$0.43	$0.04	$0.21	$0.25	$0.32	$0.12	$0.44
Diluted weighted average common shares outstanding	31,986	31,986	31,986	31,433	31,433	31,433	31,192	31,192	31,192

In managing and reviewing our business performance, we exclude a number of items required by GAAP. Management believes that excluding these items mentioned below is useful in understanding trends and managing our operations. We believe it is useful for investors to understand the effects of these items on our total operating expenses.

Deferred revenue acquisition related: Business combination accounting rules require us to account for the fair value of customer contracts assumed in connection with our acquisitions. In connection with our acquisitions of eventIS Group B.V on September 1, 2009 and VividLogic Inc. on February 1, 2010, the book value of our deferred software revenue was reduced by approximately $5.7 million in the adjustment to fair value. Because these customer contracts may take up to 18 months to complete, our GAAP revenues subsequent to these acquisitions do not reflect the full amount of software revenues on assumed customer contracts that would have otherwise been recorded by eventIS Group B.V. and VividLogic Inc. We believe this adjustment is useful to investors as a measure of the ongoing performance of our business because we have historically experienced high renewal rates on similar customer contracts, although we cannot be certain that customers will renew these contracts.

Deferred revenue-maintenance acceleration: We recognized previously deferred maintenance revenue due to a termination by a customer of our maintenance obligation for certain products previously purchased.

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

Acquisition related: We incurred expenses in connection with our acquisition of eventIS Group B.V. and VividLogic Inc. during fiscal 2010 and 2011 which would not have otherwise occurred in the periods presented as part of our operating expenses.

Other expenses, net: Other expenses, net include adjustments to acquisition-related items that are required to be marked to fair value each reporting period, other items related to acquisitions for which the measurement period has ended, and settlement of indemnification assets.

Gain from sale of investment in affiliates: Reflects the gain on the sale of the entire equity investments in Casa Systems and InSite One.

Income tax impact expense: The non-GAAP income tax adjustment reflects the effective income tax rate used during the periods presented

Liquidity and Capital Resources

Historically, we have financed our operations and capital expenditures primarily with the proceeds from sales of our common stock and cash flows generated from operations. During fiscal 2011, cash and marketable securities increased by $37.7 million from $48.5 million at January 31, 2010 to $86.2 million at January 31, 2011, largely due to the sale of our entire equity investment in Casa Systems, Inc. and by cash provided by operations. Working capital increased $31.7 million to $92.6 million at January 31, 2011 from $60.9 million at January 31, 2010. We believe that existing funds combined with available borrowings under our revolving line of credit and cash provided by future operating activities are adequate to satisfy our working capital, potential acquisitions, capital expenditure requirements and other contractual obligations for the foreseeable future, including at least the next 12 months.

Our operating activities provided net cash of $16.3 million. Cash provided by operating activities was the result of net income of $29.5 million as well as non-cash charges of $16.5 million which were primarily from depreciation and amortization of intangibles and stock-based based compensation. These amounts were partially offset by the gain on sale of investment in affiliates of $27.1 million related to the Casa and InSite One divestitures.

Our investing activities provided $18.1 million of cash primarily due to the proceeds from the Casa and InSite One divestitures of $38.7 million offset by the acquisition payments related to eventIS and VividLogic of $14.7 million, capital expenditures of $3.8 million, and $1.1 million of net sales and maturities of marketable securities during the fiscal year.

Our financing activities provided $1.3 million primarily due to proceeds from the issuance of common stock for the exercise of employee stock options and the employee stock purchase plan of $2.7 million which was partially offset by purchases of the Company’s stock of $1.4 million.

Debt Instruments and Related Covenants

The Company maintains a revolving line of credit with RBS Citizens (a subsidiary of the Royal Bank of Scotland Group plc) for $20.0 million which expires on October 31, 2012. Loans made under this revolving line of credit bear interest at a rate per annum equal to the bank’s prime rate. Borrowings under this line of credit are collateralized by substantially all of our assets. The loan agreement requires SeaChange to comply with certain financial covenants. As of January 31, 2011, we were in compliance with the financial covenants and there were no amounts outstanding under the revolving line of credit.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

Contractual Obligations

The following table reflects our current and contingent contractual obligations to make potential future payments as of January 31, 2011 (in thousands):

	Total	Less than one year	One to three years	Three to five years	Over five years
	(in thousands)
Purchase obligations	$2,925	$2,925	$-	$-	$-
Non-cancelable lease obligations	6,503	2,943	2,145	1,276	139
Studio content deals	12,304	5,907	6,397	-	-
Contingent consideration	14,410	3,179	11,231	-	-
Total	$36,142	$14,954	$19,773	$1,276	$139

The purchase obligations include open, non-cancelable purchase commitments from our suppliers.

The Company has excluded from the table above uncertain tax liabilities as defined by authoritative guidance due to the uncertainty of the amount and period of payment. As of January 31, 2011, the Company has gross unrecognized tax benefits of $7.3 million.

On February 27, 2007, ODG, a wholly-owned subsidiary of SeaChange, entered into an agreement with Tele-Munchen Fernseh GmbH & Co. Produktionsgesellschaft (TMG) to create a joint venture named On Demand Deutschland GmbH & Co. KG. The related Shareholder’s Agreement requires ODG and TMG to provide cash contributions up to $4.2 million upon the request of the joint venture’s management and approval by the shareholders of the joint venture. To date, the Company has contributed $1.6 million as required per the shareholders agreement.

Under the share purchase agreement with the former shareholder of eventIS on September 1, 2011 and 2012, the Company is obligated to make additional fixed payments, each in an aggregate amount of $2.8 million with $1.7 million payable in cash and $1.1 million payable by the issuance of restricted shares of SeaChange common stock, which will vest in equal installments over three years starting on the first anniversary of the date of issuance. Under the earn-out provisions of the share purchase agreement a payment of $340,000 for fiscal 2011 will be paid in the first quarter fiscal 2012. Additional earn-out payments may be earned over each of the next two years ended January 31, 2012 and 2013 if certain performance goals are met.

The Company is obligated to make fixed payments of $1.0 million in cash on February 1, 2012 and 2013. In addition, under the share purchase agreement with the former shareholders of VividLogic the Company will make an earnout payment of $257,000 in the first quarter of fiscal 2012. Additional earn-out payments may be earned over each of the next two years ended January 31, 2012 and 2013 if certain performance goals are met.

We are occasionally required to post letters of credit, issued by a financial institution, to secure certain sales contracts. Letters of credit generally authorize the financial institution to make a payment to the beneficiary upon the satisfaction of a certain event or the failure to satisfy an obligation. The letters of credit are generally posted for one-year terms and are usually automatically renewed upon maturity until such time as we have satisfied the commitment secured by the letter of credit. We are obligated to reimburse the issuer only if the beneficiary collects on the letter of credit. We believe that it is unlikely we will be required to fund a claim under our outstanding letters of credit. As of January 31, 2011, the full amount of the letters of credit of $1.5 million was supported by our credit facility.

Effects of Inflation

Our management believes that financial results have not been significantly impacted by inflation and price changes.

Impact of Recently Adopted Accounting Guidance

Variable Interest Entities

In June 2009, the Financial Accounting Standards Board (“FASB”) issued an authoritative update to address the elimination of the concept of a qualifying special purpose entity and to replace the quantitative-based risks and rewards calculation for determining which enterprise has a controlling financial interest in a variable interest entity. Also, the new guidance requires an ongoing assessment of whether an entity is the primary beneficiary of a variable interest entity. The amended approach focuses on identifying which enterprise has the power to direct the activities of a variable interest entity and the obligation to absorb losses of the entity or the right to receive benefits from the entity. Additionally, the update provides more timely and useful information about an enterprise’s involvement with a variable interest entity. The Company adopted this new guidance in the first quarter of fiscal year 2011. The adoption of this guidance did not have a material impact on our financial position or results of operations.

Fair Value Measurements

In January 2010, the FASB issued new guidance on the disclosures of fair value measurements. This new guidance amends the authoritative guidance for fair value measurements and disclosures by adding new disclosure requirements with respect to transfers in and out of Levels 1 and 2 fair value measurements, as well as by requiring gross basis disclosures for purchases, sales, issuances, and settlements included in the reconciliation of Level 3 fair value measurements. This new guidance also amends the authoritative guidance by providing clarifications to existing disclosure requirements. The new disclosures and clarifications of existing disclosures were effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements which are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. The Company adopted this new guidance, including the guidance related to the disclosures about purchases, sales, issuances, and settlements in the roll forwards of activity in Level 3 fair value measurements, beginning in the first quarter of fiscal year 2011. The adoption of this guidance did not have a material impact on our financial position or results of operations.

Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses

In July 2010, the FASB issued guidance requiring improved disclosures about the credit quality of a company's financing receivables and their associated credit reserves. The amendments in the update require more robust and disaggregated disclosures about the credit quality of an entity's financing receivables and its allowance for credit losses. The objective of enhancing these disclosures is to improve financial statement users' understanding of the nature of an entity's credit risk associated with its financing receivables and the entity's assessment of that risk in estimating its allowance for credit losses as well as changes in the allowance and the reasons for those changes. The amendments in the update are effective for the first interim or annual reporting period ending on or after December 15, 2010. The Company adopted this new disclosure guidance for the period ended January 31, 2011. The adoption of this guidance did not have a material impact on our disclosures.

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

Substantially all of our international product sales are payable in United States Dollars (USD) or in the case of our Media Services operations in the United Kingdom and eventIS in the Netherlands, payable in local currencies, providing a natural hedge for receipts and local payments. In light of the high proportion of our international businesses, we expect the risk of any adverse movements in foreign currency exchange rates could have an impact on our translated results within the Consolidated Statements of Operations. In addition, for the year ended January 31, 2011, the Company generated a foreign currency translation loss of $1.1 million which was recorded as accumulated other comprehensive gain increasing the Company’s equity section of the balance sheet over the prior year.

SeaChange does not enter into derivative financial instruments for trading purposes and does not currently have outstanding derivative financial instruments related to payment obligations of the company. While SeaChange does not anticipate that near-term changes in exchange rates will have a material impact on its operating results, financial position and liquidity, a sudden and significant change in the value of foreign currencies could harm the Company’s operating results, financial position and liquidity.

The U.S. Dollar is the functional currency for a majority of our international subsidiaries. All foreign currency gains and losses are included in interest and other income, net, in the accompanying Consolidated Statements of Operations. In fiscal year 2011, the Company recorded approximately no gains or losses due to international subsidiary translations and $1.1 million in losses due to cash settlements of revenues and expenses.

Interest Rate Risk

Exposure to market risk for changes in interest rates relates primarily to the Company’s investment portfolio of marketable debt securities of various issuers, types and maturities and to SeaChange’s borrowings under its bank line of credit facility. The Company does not use derivative instruments in its investment portfolio, and its investment portfolio only includes highly liquid instruments. Our cash and marketable securities include cash equivalents, which we consider to be investments purchased with original maturities of nine months or less. There is risk that losses could be incurred if the Company were to sell any of its securities prior to stated maturity. Given the short maturities and investment grade quality of the portfolio holdings at January 31, 2011, a sharp rise in interest rates should not have a material adverse impact on the fair value of our investment portfolio. Additionally, our long term marketable investments, which are carried at the lower of cost or market, have fixed interest rates, and therefore are subject to changes in fair value. At January 31, 2011, we had $7.3 million in short-term marketable securities and $4.4 million in long-term marketable securities.

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

Our management assessed the effectiveness of our internal control over financial reporting as of January 31, 2011. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on our assessment, management concluded that, as of January 31, 2011, our internal control over financial reporting was effective based on those criteria.

The effectiveness of our internal control over financial reporting as of January 31, 2011 has been audited by Grant Thornton LLP, our independent registered public accounting firm, as stated in their report which is included immediately below.

To the Board of Directors and Shareholders of SeaChange International, Inc.

We have audited SeaChange International, Inc. (a Delaware Corporation) and subsidiaries internal control over financial reporting as of January 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  SeaChange International Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on SeaChange International, Inc. and subsidiaries’ internal control over financial reporting based on our audit.

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

In our opinion, SeaChange International, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of January 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of SeaChange International, Inc. and subsidiaries as of January 31, 2011 and 2010, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the three years in the period ended January 31, 2011 and our report dated April 14, 2011 expressed an unqualified opinion.

/s/ Grant Thornton LLP

Boston, Massachusetts
April 14, 2011

(C) Changes in Internal Control over Financial Reporting

As a result of the evaluation completed by management, and in which Messrs. Styslinger and Bisson participated, we have concluded that there were no changes during the fiscal quarter ended January 31, 2011 in our internal control over financial reporting, which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. Other Information

None.

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance

Information concerning the directors of SeaChange is hereby incorporated by reference from the information contained under the heading “Election of Directors” in SeaChange’s definitive proxy statement related to SeaChange’s Annual Meeting of Stockholders to be held on or about July 20, 2011 which will be filed with the Commission within 120 days after the close of the fiscal year (the “Definitive Proxy Statement”).

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

Equity Compensation Plan Information

The following table provides information about the common stock that may be issued upon the exercise of options, warrants and rights under all of SeaChange’s existing equity compensation plans as of January 31, 2011, including the Amended and Restated 2005 Equity Compensation and Incentive Plan, the Amended and Restated 1995 Stock Option Plan, and the 1996 Non-Employee Director Stock Option Plan.

Number of securities
remaining available
		Weighted-	for future issuance
	Number of securities	average exercise	under equity
	to be issued upon	price of	compensation plans
	exercise of outstanding	outstanding	(excluding securities
	options, warrants and	options, warrants	reflected
Plan category	rights	and rights	in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders(1)	2,745,254	$12.31	603,719	(2)

(1)	Consists of the Amended and Restated 2005 Equity Compensation and Incentive Plan, the Amended and Restated 1995 Stock Option Plan, and the 1996 Non-Employee Director Stock Option Plan.

(2)	As of January 31, 2011, there were 603,719 shares remaining available for issuance under the Amended and Restated 2005 Equity Compensation and Incentive Plan of which 87,995 RSUs are available.

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

Dated: April 14, 2011

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

Signature	Title(s)	Date

/s/ William C. Styslinger, III	Chief Executive Officer, Chairman	April 14, 2011
William C. Styslinger, III	of the Board and Director (Principal
Executive Officer)

/s/ Kevin M. Bisson	Chief Financial Officer, Senior Vice	April 14, 2011
Kevin M. Bisson	President, Finance and Administration,
Treasurer and Secretary (Principal Financial
and Accounting Officer)

/s/ Mary Palermo Cotton	Director	April 14, 2011
Mary Palermo Cotton

/s/ Thomas F. Olson	Director	April 14, 2011
Thomas F. Olson

/s/ carlo salvatori	Director	April 14, 2011
Carlo Salvatori

/s/ Carmine Vona	Director	April 14, 2011
Carmine Vona

/s/ raghu rau	Director	April 14, 2011
Raghu Rau

/s/ peter feld	Director	April 14, 2011
Peter Feld

/s/ edward terino	Director	April 14, 2011
Edward Terino

EXHIBIT INDEX

Exhibit No.	Description
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

3.3
Amended and Restated By-laws of the Company (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K previously filed on January 25, 2011 with the Commission (File No. 000-21393) and incorporated herein by reference).

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

10.10
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

10.16
Amendment No.17, dated as of October 29, 2010, between the Company and Citizens Bank of Massachusetts, to that certain Loan and Security Agreement, dated as of October 22, 2001, by and between the Company and Citizens Bank of Massachusetts (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q previously filed on December 10, 2010 with the Commission (File No. 000-21393) and incorporated herein by reference).

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
10.25
Settlement Agreement, dated as of June 3, 2010, by and among SeaChange International, Inc., Ramius Value and Opportunity Master Fund Ltd. and the other parties set forth on the signature pages thereto (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K previously filed on June 3, 2010 with the Commission (File No. 000-21393) and incorporated herein by reference).

10.26
Settlement Agreement, dated as of December 16, 2010, by and among SeaChange International, Inc., Ramius LLC and the other parties set forth on the signature pages thereto (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K previously filed on December 16, 2010 with the Commission (File No. 000-21393) and incorporated herein by reference).

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of SeaChange International, Inc.

We have audited the accompanying consolidated balance sheets of SeaChange International, Inc. (a Delaware corporation) and subsidiaries (collectively the “Company”) as of January 31, 2011 and 2010, and the related consolidated statements of operations stockholders’ equity and comprehensive income (loss), and cash flows for each of the three years in the period ended January 31, 2011.  Our audits of the basic financial statements included the financial statement schedule listed in the index appearing under Item 15 (a) (2).  These financial statements and financial statement schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of SeaChange International, Inc. and subsidiaries as of January 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended January 31, 2011, in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), SeaChange International, Inc. and subsidiaries internal control over financial reporting as of January 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated April 14, 2011 expressed an unqualified opinion thereon.

/s/ Grant Thornton LLP

Boston, Massachusetts
April 14, 2011

SEACHANGE INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEET
(in thousands, except share data)

	January 31,	January 31,
	2011	2010
Assets
Current assets:
Cash and cash equivalents	$73,145	$37,647
Restricted cash	1,332	73
Marketable securities	7,340	2,114
Accounts receivable, net of allowance for doubtful accounts of $995 in 2011 and $852 in 2010, respectively	48,843	50,337
Unbilled receivables	5,644	3,941
Inventories, net	14,393	17,830
Prepaid expenses and other current assets	7,148	7,253
Deferred tax assets	3,775	2,474
Total current assets	161,620	121,669
Property and equipment, net	36,381	39,682
Marketable securities, long-term	4,379	8,688
Investments in affiliates	2,913	13,697
Intangible assets, net	30,306	26,264
Goodwill	65,273	55,876
Other assets	2,163	992
Deferred tax assets, long-term	2,156	279
Total assets	$305,191	$267,147
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$11,249	$10,371
Other accrued expenses	16,528	11,174
Customer deposits	3,993	4,279
Deferred revenues	37,039	34,158
Deferred tax liabilities	183	800
Total current liabilities	68,992	60,782
Deferred revenue, long-term	6,930	12,635
Other liabilities, long-term	11,231	6,574
Distribution and losses in excess of investment	1,161	1,469
Taxes payable, long-term	3,013	2,415
Deferred tax liabilities, long-term	4,722	5,350
Total liabilities	96,049	89,225

Commitments and contingencies (Note 9)

Stockholders Equity:
Convertible preferred stock, $0.01 par value, 5,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.01 par value;100,000,000 shares authorized; 31,876,815 and 32,563,063 shares issued; 31,837,031 and 31,216,267 shares outstanding, respectively	319	326
Additional paid-in capital	207,121	211,504
Treasury stock, at cost 39,784 and 1,346,796 common shares, respectively	(1)	(8,757)
Accumulated income (deficit)	10,521	(17,450)
Accumulated other comprehensive loss	(8,818)	(7,701)
Total stockholders’ equity	209,142	177,922
Total liabilities and stockholders’ equity	$305,191	$267,147

The accompanying notes are an integral part of these consolidated financial statements.

SEACHANGE INTERNATIONAL, INC.
CONSOLIDATED STATEMENT OF OPERATIONS
(in thousands, except per share data)

	Fiscal Year ended January 31,
	2011	2010	2009
Revenues:
Products	$91,679	$101,941	$117,372
Services	125,048	99,724	84,464
Total revenues	216,727	201,665	201,836
Cost of revenues:
Products	35,527	38,961	46,533
Services	72,451	59,451	52,007
Total cost of revenues	107,978	98,412	98,540
Gross profit	108,749	103,253	103,296
Operating expenses:
Research and development	48,403	50,664	43,042
Selling and marketing	24,506	25,842	27,506
General and administrative	24,328	21,719	20,979
Amortization of intangibles	3,359	2,826	1,575
Restructuring	6,997	-	-
Total operating expenses	107,593	101,051	93,102
Income from operations	1,156	2,202	10,194
Interest income	307	763	2,107
Interest expense	(472)	(156)	(57)
Other expense, net	(1,017)	(462)	(925)
Gain on sale of investment in affiliates	27,071	-	-
Income before income taxes and equity income (loss) in earnings of affiliates	27,045	2,347	11,319
Income tax (benefit) expense	(2,338)	371	575
Equity income (loss) in earnings of affiliates, net of tax	85	(653)	(770)
Net income	$29,468	$1,323	$9,974
Earnings per share:
Basic income per share	$0.94	$0.04	$0.32
Diluted income per share	$0.92	$0.04	$0.32
Weighted average common shares outstanding:
Basic	31,434	30,860	30,724
Diluted	31,986	31,433	31,192

The accompanying notes are an integral part of these consolidated financial statements.

SEACHANGE INTERNATIONAL, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY AND COMPREHENSIVE INCOME (LOSS)
(in thousands, except per share data)

	Common Stock				Accumulated other comprehensive income(loss)		Treasury Stock
					Cumulative	Unlreaized			Total
	Number of	Par	Additional	Accumulated	translation	gain/loss on	Number of		Stockholders'	Comprehensive
	shares	value	paid-in capital	Deficit	adjustment	investments	shares	Amount	Equity	income (loss)

Balance at January 31, 2008	29,944,095	299	191,627	(28,747)	1,787	436	(39,784)	-	165,402
Issuance of common stock pursuant to exercise of stock options	223,006	4	1,176	-			-	-	1,180
Issuance of common stock in connection with the employee stock purchase plan	236,707	3	1,560	-			-	-	1,563
Issuance of common stock pursuant to vesting of restricted stock units	287,642	1	-	-			-	-	1
Issuance of common stock pursuant to third earnout for ODG acquisition	1,131,388	11	8,094	-			-	-	8,105
Stock-based compensation expense	-	-	3,954	-			-	-	3,954
Purchase of treasury shares							(833,597)	(5,989)	(5,989)
Change in fair value on marketable securities, net of tax	-	-	-	-		23	-	-	23	$23
Translation adjustment	-	-	-	-	(11,977)		-	-	(11,977)	(11,977)
Net income	-	-	-	9,974			-	-	9,974	9,974
Comprehensive loss										$(1,980)

Balance at January 31, 2009	31,822,838	318	206,411	(18,773)	(10,190)	459	(873,381)	(5,989)	172,236
Issuance of common stock pursuant to exercise of stock options	47,805	1	483	-	-		-	-	484
Issuance of common stock in connection with the employee stock purchase plan	282,889	3	1,510	-	-	-	-	-	1,513
Issuance of common stock pursuant to vesting of restricted stock units	409,531	4	(4)	-	-	-	-	-	-
Stock-based compensation expense	-	-	3,104	-	-	-	-	-	3,104
Purchase of treasury shares					-	-	(473,415)	(2,768)	(2,768)
Change in fair value on marketable securities, net of tax	-	-	-	-	-	(262)	-	-	(262)	$(262)
Translation adjustment	-	-	-	-	2,292	-	-	-	2,292	2,292
Net income	-	-	-	1,323	-	-	-	-	1,323	1,323
Comprehensive income										$3,353

Balance at January 31, 2010	32,563,063	$326	$211,504	$(17,450)	$(7,898)	$197	(1,346,796)	(8,757)	177,922
Issuance of common stock pursuant to exercise of stock options	309,195	4	2,076	-	-		-	-	2,080
Issuance of common stock in connection with the employee stock purchase plan	135,632	2	658	-	-	-	-	-	660
Issuance of common stock pursuant to vesting of restricted stock units	353,542	2	(2)	-	-	-	-	-	-
Stock-based compensation expense	-	-	1,564	-	-	-	-	-	1,564
Purchase of treasury shares					-	-	(177,605)	(1,435)	(1,435)
Retirement of shares	(1,484,617)	(15)	(8,679)	(1,497)			1,484,617	10,191
Change in fair value on marketable securities, net of tax	-	-	-	-	-	(77)	-	-	(77)	$(77)
Translation adjustment	-	-	-	-	(1,040)	-	-	-	(1,040)	(1,040)
Net income	-	-	-	29,468	-	-	-	-	29,468	29,468
Comprehensive income										$28,351

Balance at January 31, 2011	31,876,815	$319	$207,121	$10,521	$(8,938)	$120	(39,784)	$(1)	$209,142

The accompanying notes are an integral part of these consolidated financial statements.

SEACHANGE INTERNATIONAL, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(in thousands)

	Year ended January 31,
	2011	2010	2009

Cash flows from operating activities:
Net income	$29,468	$1,323	$9,974
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	8,198	7,995	7,216
Amortization of intangibles and capitalized software	5,345	3,461	2,025
Loss on disposal of fixed assets	1,283	-	-
Loss on disposal of inventory	2,474	-	-
Inventory valuation charge	556	585	1,085
Provision for doubtful accounts receivable	2	75	761
Discounts earned and amortization of premiums on marketable securities	62	110	22
Equity loss (income) in earnings of affiliates	(65)	654	770
Gain on sale of investment in affiliate	(27,071)	-	-
Stock-based compensation expense	2,957	3,105	3,954
Deferred income taxes	(7,074)	(1,210)	(124)
Excess tax benefit related to share based compensation expense	(4)	(159)	-
Changes in operating assets and liabilities:
Accounts receivable	3,689	(4,380)	(15,524)
Unbilled receivables	(1,204)	654	2,772
Inventories	(1,873)	(3,926)	(7,509)
Prepaid expenses and other assets	769	(3,657)	(1,508)
Accounts payable	664	(3,048)	2,672
Accrued expenses	3,442	(3,232)	331
Customer deposits	(286)	2,313	707
Deferred revenues	(5,117)	7,901	13,946
Other	66	35	92
Net cash provided by operating activities	16,281	8,599	21,662
Cash flows from investing activities:
Purchases of property and equipment	(3,772)	(8,355)	(12,948)
Proceeds from sale of property and equipment		-	-
Purchases of marketable securities	(8,382)	(43,402)	(57,063)
Proceeds from sale and maturity of marketable securities	7,325	54,091	59,740
Acquisition of businesses and payment of contingent consideration, net of cash acquired	(14,661)	(35,019)	(3,204)
Investments in affiliates	(1,107)	(1,824)	(43)
Capital distribution from investment in affiliate	-	-	-
Proceeds from sale of investment in affiliate	38,717	-	-
(Deposit) release of restricted cash	(55)	1,512	(1,500)
Net cash provided by (used in) investing activities	18,065	(32,997)	(15,018)
Cash flows from financing activities:
Purchase of treasury stock	(1,435)	(2,768)	(5,989)
Proceeds from issuance of common stock relating to the stock plans	2,740	1,838	2,743
Excess tax benefit related to share based compensation expense	4	159	-
Net cash provided by (used in) financing activities	1,309	(771)	(3,246)
Effect of exchange rates on cash	(157)	358	(4,299)
Net (decrease) increase in cash and cash equivalents	35,498	(24,811)	(901)
Cash and cash equivalents, beginning of period	37,647	62,458	63,359
Cash and cash equivalents, end of period	$73,145	$37,647	$62,458
Supplemental disclosure of cash flow information:
Income taxes paid	$3,174	$554	$1,267
Interest paid	-	41	38
Supplemental disclosure of non-cash activities:
Transfer of items originally classified as inventories to equipment	2,283	2,841	3,488
Issuance of equity for ODG contingent consideration	-	-	8,105
Conversion of accounts receivable to equity related to investment in affiliate	-	-	332

The accompanying notes are an integral part of these consolidated financial statements.

SEACHANGE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Nature of Business

SeaChange International, Inc. (“SeaChange” or “the Company”), headquartered in Acton, Massachusetts, is a global leader in the delivery of multi-screen video. Our products and services facilitate the aggregation, licensing, storage, management and distribution of video, television programming, and advertising content to cable system operators, telecommunications companies and broadcast television companies.

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

  Principles of Consolidation

The Company consolidates the financial statements of its wholly-owned subsidiaries and all intercompany accounts are eliminated in consolidation. SeaChange also holds minority investments in the capital stock of certain private companies having product offerings or customer relationships that have strategic importance. The Company evaluates its equity and debt investments and other contractual relationships with affiliate companies in order to determine whether the guidelines regarding the consolidation of variable interest entities (“VIE”) should be applied in the financial statements. Consolidation guidelines address consolidation by business enterprises of variable interest entities that possess certain characteristics. A variable interest entity is defined as an entity in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support. The Company uses qualitative analysis to determine whether or not we are the primary beneficiary of a VIE (variable interest entity). The Company considers the rights and obligations conveyed by its implicit and explicit variable interest in each VIE and the relationship of these with the variable interests held by other parties to determine whether its variable interests will absorb a majority of a VIE’s expected losses, receive a majority of its expected residual returns, or both. If the company determines that its variable interests will absorb a majority of the VIE’s expected losses, receive a majority of its expected residual returns, or both, the Company consolidates the VIE as the primary beneficiary, and if not, it does not consolidate

The company has reviewed its interest in a joint venture in Germany, a partnership in Turkey and equity investment in Hightech ICT. BV, The primary beneficiary is required to consolidate the financial position and results of the VIE. The Company has concluded that it is not the primary beneficiary for any variable interest entities during the fiscal year ended January 31, 2011. Accordingly, the Company uses the equity method to account for these investments.

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

For trade accounts receivable, SeaChange evaluates customers’ financial condition, requires advance payments from certain of its customers and maintains reserves for potential credit losses. The Company performs ongoing credit evaluations of customers’ financial condition but generally does not require collateral. For some international customers, SeaChange requires an irrevocable letter of credit to be issued by the customer before the purchase order is accepted. The Company monitors payments from customers and assesses any collection issues. The Company maintains allowances for specific doubtful accounts and other risk categories of accounts based on estimates of losses resulting from the inability of the Company’s customers to make required payments and records these allowances as a charge to general and administrative expenses. SeaChange bases its allowances for doubtful accounts on historical collections and write-off experience, current trends, credit assessments, and other analysis of specific customer situations. At January 31, 2011 and 2010, SeaChange had an allowance for doubtful accounts of $995,000 and $852,000, respectively, to provide for potential credit losses. At January 31, 2011, three separate customers accounted for 17%, 12% and 10%, respectively, of SeaChange’s gross accounts receivable balance. For the fiscal year ended January 31, 2011 and 2010, two customers each accounted for more than 10%, and collectively accounted for 34% and 39%, respectively, of our total revenues. Revenues from these customers were primarily in the Software and Servers and Storage segment.

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

The Company evaluates its investments on a regular basis to determine whether an other-than-temporary decline in fair value has occurred. This evaluation consists of a review of several factors, including, but not limited to: the length of time and extent that an investment has been in an unrealized loss position; the existence of an event that would impair the issuer's future earnings potential; and the Company’s intent and ability to hold an investment for a period of time sufficient to allow for any anticipated recovery in fair value. Declines in value below cost for investments where it is considered probable that all contractual terms of the investment will be satisfied, is due primarily to changes in interest rates, and where the company has the intent and ability to hold the investment for a period of time sufficient to allow a market recovery, are not assumed to be other-than-temporary. Any other-than-temporary declines in fair value are recorded in earnings and a new cost basis for the investment is established.

  Inventory Valuation

Inventories are stated at the lower of cost or net realizable value. Cost is determined using the first-in, first-out (FIFO) method. Inventories consist primarily of components and subassemblies and finished products held for sale. The values of inventories are reviewed quarterly to determine that the carrying value is stated at the lower of cost or net realizable value. SeaChange records charges to reduce inventory to its net realizable value when impairment is identified through the quarterly review process. The obsolescence evaluation is based upon assumptions and estimates about future demand, or possible alternative uses and involves significant judgments. For the year ended January 31, 2011, we recorded $3.0 million in inventory write-downs of which $2.5 million was incurred as part of the first quarter restructuring. For the fiscal years ended January 31, 2010 and 2009, we recorded inventory write-downs of $569,000 and $1.0 million, respectively.

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

Amortization expense is recorded over the period of economic consumption or the life of the agreement, whichever results in the higher expense, starting with the first shipment of the product to a customer. Amortization expense charged to cost of sales was $2.0 million, $638,000 and $100,000 for the fiscal years ended January 31, 2011, 2010 and 2009, respectively.

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

 Share-based Compensation.

The Company accounts for all employee and non-employee director stock-based compensation awards using the authoritative guidance regarding share-based payments. The Company has continued to use the Black-Scholes pricing model as the most appropriate method for determining the estimated fair value of all applicable awards. Determining the appropriate fair value model and calculating the fair value of share-based payment awards requires the input of highly subjective assumptions, including the expected life of the share-based payment awards and stock price volatility. Management estimated the volatility based on the historical volatility of the Company’s stock. The assumptions used in calculating the fair value of share-based payment awards represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management’s judgment. As a result, if circumstances change and the Company uses different assumptions, the Company’s share-based compensation expense could be materially different in the future. In addition, the Company is required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. If the Company’s actual forfeiture rate is materially different from its estimate, the share-based compensation expense could be significantly different from what it has recorded in the current period. The estimated fair value of SeaChange’s stock-based options and performance-based restricted stock units, less expected forfeitures, is amortized over the awards’ vesting period on a graded vesting basis, whereas the restricted stock units and Employee Stock Purchase Plan stock units are amortized on a straight line basis.

Restructuring

During fiscal 2011, the Company recorded restructuring charges primarily related to the Servers and Storage segment consisting of employee severance; write down of inventory, and the disposal of fixed assets. Restructuring charges represent our best estimate of the associated liability at the date the charges are recognized. Adjustments for changes in assumptions are recorded as a component of operating expenses in the period they become known. Differences between actual and expected charges and changes in assumptions could have a material effect on our restructuring accrual as well as our consolidated results of operations.

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

The aggregate foreign exchange transaction losses included as other expense, net on the Consolidated Statement of Operations were $1.1 million, $572,000 and $951,000 for the years ended January 31, 2011, 2010 and 2009, respectively.

  Comprehensive Income (Loss)

SeaChange presents accumulated other comprehensive income (loss) and total comprehensive income (loss) in the Statement of Stockholders’ Equity. Total comprehensive income (loss) consists primarily of net income, cumulative translation adjustments and unrealized gains and losses on marketable securities, net of income tax.

 Forward Exchange Contracts not Designated as Hedging Instruments

SeaChange may enter into foreign currency forward exchange contracts (“forward exchange contracts”) to manage its exposure to the foreign currency exchange risk related to the fixed deferred purchase price associated with the acquisition of eventIS Group B.V. The purpose of the Company’s foreign currency risk management program is to reduce volatility in earnings caused by exchange rate fluctuation. The Company does not enter into derivative financial instruments for trading or speculative purposes. The Company does not designate these forward exchange contracts as hedging instruments, as such, they do not qualify for hedge accounting treatment. Therefore, the foreign currency forward contracts are recorded at fair value, with the gain or loss on these transactions recorded in the consolidated statements of operations within “other expense, net” in the period in which they occur. As of January 31, 2011, the Company had no outstanding foreign currency forward exchange contracts. The Company recorded approximately $142,000 and $87,000 of losses related to its foreign currency forward exchange contract during the years ended January 31, 2011 and 2010, respectively. The Company’s foreign currency forward exchange contract is an over-the-counter instrument. There is an active market for these instruments, and therefore, they are classified as Level 1 in the fair value hierarchy.

  Advertising Costs

Advertising costs are charged to expense as incurred. Advertising costs were $319,000, $386,000 and $340,000 for the years ended January 31, 2011, 2010 and 2009, respectively.

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

For the fiscal years ended January 31, 2011, 2010 and 2009 respectively, 2.5 million, 3.6 million and 3.7 million of common shares issuable upon the exercise of stock options are anti-dilutive and have been excluded from the diluted earnings per share computation as the exercise prices of these common shares were above the market price of the common stock for the periods indicated. Below is a summary of the shares used in calculating basic and diluted earnings per share for the periods indicated:

	Year ended January 31,
	2011	2010	2009
Weighted average shares used in calculating earnings per share—Basic	31,434,398	30,860,194	30,724,301
Dilutive common stock equivalents	551,404	573,174	468,174
Weighted average shares used in calculating earnings per share—Diluted	31,985,802	31,433,368	31,192,475

Impact of Recently Adopted Accounting Guidance

Variable Interest Entities

In June 2009, the Financial Accounting Standards Board (“FASB”) issued an authoritative update to address the elimination of the concept of a qualifying special purpose entity and to replace the quantitative-based risks and rewards calculation for determining which enterprise has a controlling financial interest in a variable interest entity. Also, the new guidance requires an ongoing assessment of whether an entity is the primary beneficiary of a variable interest entity. The amended approach focuses on identifying which enterprise has the power to direct the activities of a variable interest entity and the obligation to absorb losses of the entity or the right to receive benefits from the entity. Additionally, the update provides more timely and useful information about an enterprise’s involvement with a variable interest entity. The Company adopted this new guidance in the first quarter of fiscal year 2011. The adoption of this guidance did not have a material impact on our financial position or results of operations.

Fair Value Measurements

In January 2010, the FASB issued new guidance on the disclosures of fair value measurements. This new guidance amends the authoritative guidance for fair value measurements and disclosures by adding new disclosure requirements with respect to transfers in and out of Levels 1 and 2 fair value measurements, as well as by requiring gross basis disclosures for purchases, sales, issuances, and settlements included in the reconciliation of Level 3 fair value measurements. This new guidance also amends the authoritative guidance by providing clarifications to existing disclosure requirements. The new disclosures and clarifications of existing disclosures were effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements which are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. The Company adopted this new guidance, including the guidance related to the disclosures about purchases, sales, issuances, and settlements in the roll forwards of activity in Level 3 fair value measurements, beginning in the first quarter of fiscal year 2011. The adoption of this guidance did not have a material impact on our financial position or results of operations.

Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses

In July 2010, the FASB issued guidance requiring improved disclosures about the credit quality of a company's financing receivables and their associated credit reserves. The amendments in the update require more robust and disaggregated disclosures about the credit quality of an entity's financing receivables and its allowance for credit losses. The objective of enhancing these disclosures is to improve financial statement users' understanding of the nature of an entity's credit risk associated with its financing receivables and the entity's assessment of that risk in estimating its allowance for credit losses as well as changes in the allowance and the reasons for those changes. The amendments in the update are effective for the first interim or annual reporting period ending on or after December 15, 2010. The Company adopted this new disclosure guidance for the period ending January 31, 2011. The adoption of this guidance did not have a material impact on our disclosures.

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

The guidance defines fair value as the exchange price that would be received for an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. The guidance describes three levels of inputs that may be used to measure fair value:

•	Level 1 — Observable inputs that reflect quoted prices for identical assets or liabilities in active markets.

•
Level 2 — Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. The Company primarily uses broker quotes for valuation of its short-term investments.

•	Level 3 — Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of January 31, 2011 are as follows:

	January 31,	Fair Value Measurements Using
	2011	Level 1	Level 2	Level 3
		(in thousands)
Financial assets:
Cash	$66,539	$66,539	-	-
Cash equivalents	6,606	6,606	-	-
Available for sale marketable securities:
Current marketable securities:
U.S. government agency issues	7,340	4,605	2,735	-
Non-current marketable securities:
U.S. government agency issues	4,379	3,358	1,021	-
Total	$84,864	$81,108	$3,756	$-

Other liabilities:
Acquisition-related consideration	$14,410	$-	$-	$14,410

The Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of January 31, 2010 are as follows:

	January 31,	Fair Value Measurements Using
	2010	Level 1	Level 2	Level 3
		(in thousands)
Financial assets:
Cash	$32,725	$32,725	-	-
Cash equivalents	4,922	4,922	-	-
Available for sale marketable securities:
Current marketable securities:
U.S. government agency issues	2,114	2,114	-	-
Non-current marketable securities:
U.S. government agency issues	8,688	8,688	-	-
Total	$48,449	$48,449	$-	$-

Forward exchange contract	$1,664	$1,664	$-	$-
Other liabilities:
Acquisition-related consideration	$9,514	$-	$-	$9,514

The following tables set forth a reconciliation of assets and liabilities transferred from Level 1 to Level 2. Investments were transferred from Level 1 to Level 2 when there was no active market price quoted within five business days of January 31, 2011:

	Level 1	Level 2
	Marketable Securities	Marketable Securities
	Year Ended January 31	Year Ended January 31
	2011	2011
Beginning balance	$10,802	$-
Purchases	5,897	2,485
Sales	(7,325)	-
Transfers from Level 1	(1,271)	1,271
Amortization and unrealized losses	(140)	-
Ending balance	$7,963	$3,756

The following tables set forth a reconciliation of assets and liabilities measured at fair value on a recurring basis with the use of significant unobservable inputs (Level 3):

	Level 3
	Marketable Securities
	Year Ended January 31
	2011	2010
Beginning balance	$-	$1,000
Sales	-	(950)
Realized loss recorded in other expense	-	(50)
Ending balance	$-	$-

Level 3
Accrued Contingent
Consideration
Year Ended January 31
2011
Beginning balance	$9,514
VividLogic, Inc. acquisition	8,388
Settlement of working capital	1,056
Contingency payments	(4,751)
Change in fair value	293
Translation adjustment	(90)
Ending balance	$14,410

The Company relies on mark to market valuations to record the fair value of the Company’s available for sale security assets which are measured under a Level 1 input. These assets are publicly traded equity securities for which market prices are readily observable and recorded. At January 31, 2011, the Company had $7.3 million in short-term marketable securities and $4.4 million in long-term marketable securities.

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

The following is a summary of available-for-sale securities, including the cost basis, aggregate fair value and gross unrealized gains and losses, for cash equivalents, short-and long-term marketable securities portfolio as of January 31, 2011 and 2010:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
January 31, 2011:
Cash	$66,539	$-	$-	$66,539
Cash equivalents	6,606	-	-	6,606
Cash and cash equivalents	73,145	-	-	73,145
US government agency issues	7,245	95	-	7,340
Marketable securities—short-term	7,245	95	-	7,340

US government agency issues	4,308	71	-	4,379
Corporate debt securities	-	-	-	-
Marketable securities—long-term	4,308	71	-	4,379
Total cash equivalents and marketable securities	$84,698	$166	$-	$84,864
January 31, 2010:
Cash	$32,725	$-	$-	$32,725
Cash equivalents	4,922	-	-	4,922
Cash and cash equivalents	37,647	-	-	37,647
US government agency issues	2,023	91	-	2,114
Marketable securities—short-term	2,023	91	-	2,114

US government agency issues	8,276	161	-	8,437
Corporate debt securities	250	1	-	251
Marketable securities—long-term	8,526	162	-	8,688
Total cash equivalents and marketable securities	$48,196	$253	$-	$48,449

During the years ended January 31, 2011, 2010 and 2009, available-for-sale securities were sold for total proceeds of $519,000, $11.6 million, and $8.0 million, respectively. The gross realized gains and losses for fiscal years 2011, 2010 and 2009 were immaterial. For purposes of determining gross realized gains and losses, the cost of securities sold is based on specific identification.

Contractual maturities of available-for-sale debt securities at January 31, 2011 are as follows (in thousands):

Estimated
Fair Value
Maturity of one year or less	$7,340
Maturity between one and five years	4,379
Total	$11,719

The Company concluded that there were no declines in investments recorded as of January 31, 2011, 2010 and 2009 and the Company does not have any investments in a gross unrealized loss position as of January 31, 2011 and 2010. The unrealized holding (losses) gains, net of tax, on available-for-sale securities in the amount of ($77,000), $262,000 and $23,000 for the years ended January 31, 2011, 2010 and 2009, respectively, have been included in stockholders’ equity as a component of accumulated other comprehensive income or loss.

Cash, Cash Equivalents and Marketable Securities

Cash and cash equivalents consist primarily of highly liquid investments in money market mutual funds, government sponsored enterprise obligations, treasury bills, commercial paper and other money market securities with remaining maturities at date of purchase of 90 days or less. The fair value of cash, cash equivalents and marketable securities at January 31, 2011 and 2010 was $84.9 million and $48.4 million, respectively.

Restricted Cash

Pursuant to certain lease agreements and share purchase agreements, we are required to maintain cash reserves, classified as restricted cash. Current restricted cash totaled $1.3 million and $73,000 at January 31, 2011 and 2010, respectively.

Foreign Currency Exchange Risk

The Company may enter into a foreign exchange forward contract denominated in Euros to hedge against a portion of the foreign currency exchange risk associated with the acquisition of eventIS Group B.V. for the fixed deferred purchase price. The purpose of the Company’s foreign currency risk management program is to reduce volatility in earnings caused by exchange rate fluctuations. Authoritative guidance requires companies to recognize all of the derivative financial instruments as either assets or liabilities at fair value in the consolidated balance sheets based upon quoted market prices for comparable instruments. The Company’s derivative instrument have not met the criteria for hedge accounting within authoritative guidance. Therefore, the foreign currency forward contracts have been recorded at fair value, with the gain or loss on these transactions recorded in the consolidated statements of operations within “interest and other income, net” in the period in which they occur. The Company does not use derivative financial instruments for trading or speculative purposes. As of January 31, 2011, the Company had no outstanding foreign currency forward exchange contracts. During the year ended January 31, 2011, the Company recorded approximately $142,000 of losses related to its foreign currency forward exchange contract. Typically, any losses or gains on the forward exchange contracts are offset by re-measurement losses or gains on the underlying balances denominated in non-functional currencies. The Company’s foreign currency exchange contract is an over-the-counter instrument.

Acquisition-Related Consideration

We determined the fair value of the acquisition-related consideration in connection with the acquisition of eventIS Group BV in September 2009 using a probability-weighted discounted cash flow model. This fair value measurement is based on significant inputs not observed in the market and thus represents a Level 3 measurement. Any change in the fair value of the acquisition-related consideration for the deferred fixed purchase price and earnout payments subsequent to the acquisition date, including changes from events after the acquisition date, such as changes in our estimate of the performance goals, will be recognized in earnings in the period the estimated fair value changes. The fair value of the acquisition-related consideration to be distributed directly to the eventIS and VividLogic selling shareholder is $14.4 million.

4. Consolidated Balance Sheet Detail

Inventories consist of the following:

	Year ended January 31,
	2011	2010
	(in thousands)
Components and assemblies	$8,158	$11,316
Finished products	6,235	6,514
Total inventories, net	$14,393	$17,830

Property and equipment, net consist of the following:

	Estimated useful	Year ended January 31,
	life (years)	2011	2010
		(in thousands)
Land		$4,285	$4,295
Buildings	20	13,586	13,364
Office furniture and equipment	5	3,117	2,867
Computer equipment, software and demonstration equipment	3	67,606	65,815
Deployed assets	2-7	3,280	3,280
Service and spare components	5	8,912	8,731
Leasehold improvements	1-7	3,383	2,629
Automobiles and trucks	5	211	211
Construction in progress		298	1,048
		104,678	102,240
Less - Accumulated depreciation and amortization		(68,297)	(62,558)
Total property and equipment, net		$36,381	$39,682

Depreciation and amortization expense of fixed assets was $8.2 million, $8.0 million and $7.2 million for the years ended January 31, 2011, 2010 and 2009, respectively.

Other accrued expenses consist of the following:

	Year ended January 31,
	2011	2010
	(in thousands)
Acquisition-related consideration	$3,179	$2,941
Accrued compensation and commissions	3,864	3,051
Employee benefits	668	585
Accrued other	8,817	4,597
Total other accrued expenses	$16,528	$11,174

5. Investments in Affiliates

SeaChange periodically reviews indicators of the fair value of its investments in affiliate companies in order to assess whether available facts or circumstances, both internally and externally, may suggest an other than temporary decline in the fair value of the investment. There were no indications of other than temporary declines in the fair value of investments in affiliates as of January 31, 2011 and 2010, respectively. The Company’s investments in affiliates under the cost method of accounting are as follows:

	Year ended January 31,
	2011	2010
	(in thousands)
Casa	$-	$8,897
Minerva	1,000	1,000
Insite One	-	2,748
Visible World	552	552
Other investments	1,361	500
Total investments in affiliates	$2,913	$13,697

Casa Systems. On April 26, 2010, the Company sold its entire equity investment in Casa Systems, Inc., a Massachusetts company that specializes in video-on-demand products for the telecommunications and television markets, for $34.1 million realizing a pre-tax profit of $25.2 million. For fiscal 2011, 2010 and 2009, SeaChange purchased $0, $52,000 and $98,000, respectively, of equipment from Casa Systems.

Minerva. SeaChange owns 1.3 million shares of preferred stock representing 2.8% of the total capital stock of Minerva Networks, Inc. (“Minerva”), a California based company specializing in software products for the telecommunications and television markets. The preferred shares are convertible to 1.3 million shares of common stock under certain conditions as defined in the Stock Purchase Agreement. SeaChange accounts for this investment under the cost method of accounting.

InSite One. In Q4 of FY11, SeaChange sold its entire equity investment in InSite One for $4.6 million in cash realizing a pre-tax profit of $1.9 million. For fiscal years 2011, 2010 and 2009 SeaChange recognized revenues of $14,000, $31,000 and $164,000, respectively, from InSite One.

Visible World. SeaChange owns less than 5% of the common and preferred stock of Visible World and is accounting for this investment under the cost method of accounting. In fiscal 2004, SeaChange and Visible World signed a revised Marketing Agreement in which SeaChange agreed to receive warrants to purchase 2.8 million shares of preferred stock of Visible World in lieu of future royalties that would have been earned by SeaChange relating to revenue earned by Visible World in accordance with an agreement between Visible World and Comcast Cable Corporation (“Comcast”). The warrants vested over the five year term of the agreement between Visible World and Comcast and ended in fiscal year 2009. SeaChange estimated the fair value of these warrants to be $223,000 and included the amount in investments in affiliates with an offsetting amount included in deferred revenue. SeaChange recognized the deferred revenue over a five year period, the term of the agreement ending in fiscal year 2009. For fiscal years 2011, 2010 and 2009, SeaChange recognized revenues of approximately $532,000, $641,000 and $703,000 respectively, from Visible World.

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

ODG entered into a Service Agreement with the joint venture whereby ODG provides content aggregation, distribution, marketing and administration services to the joint venture under an arm’s length fee structure. For the years ended January 31, 2011, 2010 and 2009, ODG recorded revenues of $1.9 million, $1.8 million, and $1.5, respectively, related to the Service Agreement. ODG’s share of profits from this agreement in proportion to its equity ownership interest is eliminated in consolidation.

The Shareholder’s Agreement requires both ODG and TMG to provide cash contributions up to $4.2 million upon the request of the joint venture’s management and approval by the shareholders of the joint venture. Through the year ended January 31, 2011, ODG and TMG each made additional cash contributions of $1.6 million to the joint venture.

ODG recorded its proportionate share of the joint venture’s losses of $36,000 for the fiscal year ended January 31, 2011 and losses for the fiscal years ended January 31, 2010 and 2009 of $653,000 and $770,000, respectively. Due to the capital distribution and ODG’s share of the joint venture’s net loss exceeding the book value of its investment in the joint venture, the investment is recorded as a long-term liability of $1.2 million and $1.5 million at January 31, 2011 and 2010, respectively.

6. Acquisitions

eventIS Group B.V.

On September 1, 2009, the Company acquired the entire share capital of eventIS Group B.V. (“eventIS”) based in Eindhoven, the Netherlands, which provides video on demand and linear broadcast software and related services to cable television and telecommunications companies primarily in Europe. The results of eventIS’s operations have been included in the consolidated financial statements since the acquisition date. The Company acquired eventIS to expand its VOD solutions into the European market.

Fair Value of Consideration Transferred

The Company has made cash payments to the former shareholder of eventIS under the eventIS Share Purchase Agreement of $36.7 million plus $2.2 million based on an estimated working capital adjustment in accordance with the eventIS Share Purchase Agreement.

On September 1, 2010, the Company paid approximately $1.8 million and issued 75,018 shares (approximate value $615,000) of restricted stock that will vest annually over three years. The former shareholders of eventIS elected to receive the balance of the Restricted Stock consideration due in cash in the amount of approximately $410,000, which will be paid out in equal installments on September 1, 2011, 2012, and 2013. The Company is obligated to make additional fixed payments on September 1, 2011 and 2012, each in an aggregate amount of $2.8 million with $1.7 million payable in cash and $1.1 million payable by the issuance of restricted shares of SeaChange common stock, which will vest in equal installments over three years starting on the first anniversary of the date of issuance. Under the earn-out provisions of the share purchase agreement a payment of $340,000 for fiscal 2011 will be paid in the first quarter fiscal 2012. Additional earn-out payments may be earned over each of the next two years ended January 31, 2012 and 2013 if certain performance goals are met.

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

Consideration:
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

The fair value of the acquisition-related consideration to be distributed directly to the eventIS selling shareholder was estimated by the Company at the acquisition date to be $10.1 million on September 1, 2009.

VividLogic, Inc.

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

Fair Value of Consideration Transferred

The Company has made cash payments totaling $18.5 million. In addition, $3.0 million was paid on February 1, 2011.

The Company is obligated to make additional fixed payments of $1.0 million in cash on February 1, 2012 and 2013. In addition, under the share purchase agreement with the former shareholders of VividLogic the Company will make an earnout payment of $257,000 in the first quarter of fiscal 2012. Additional earn-out payments may be earned over each of the next two years ended January 31, 2012 and 2013 if certain performance goals are met.

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

Acquisition-related Costs

SeaChange recorded transaction costs such as legal, accounting, valuation and other professional services of $831,000 for the year ended January 31, 2011 and $341,000 for the year ended January 31, 2010. The transaction costs were expensed and recorded in general and administrative expenses in the Consolidated Statement of Operations. During the year ended January 31, 2011, the Company recorded $204,000 of interest expense in the Consolidated Statement of Operations for the change in fair value of the acquisition-related contingencies.

7. Goodwill and Intangible Assets

At January 31, 2011 and 2010, the Company had goodwill of $65.3 million and $55.9 million, respectively. The change in the carrying amount of goodwill for the years ended January 31, 2011 and 2010 are as follows:

	Software	Servers & Storage	Media Services	Total

Balance at January 31, 2009	$10,162	$754	$16,506	$27,422
Mobix consideration payments	-	-	2,478	$2,478
Revaluation of Mobix intangibles	-	-	(1,387)	(1,387)
eventIS acquisition	26,263	-	-	26,263
Cumulative translation adjustment	(889)	-	1,989	1,100
Balance at January 31, 2010	35,536	754	19,586	55,876
VividLogic acquisition	10,025	-	-	10,025
Cumulative translation adjustment	(464)	-	(164)	(628)
Balance at January 31, 2011	$45,097	$754	$19,422	$65,273

As of August 1, 2010, SeaChange reviewed the recoverability of goodwill associated with its three reporting units, Software, Servers and Storage and Media Services, and determined that there was no goodwill impairment. During the fourth quarter of fiscal 2011, the Company evaluated the impairment analysis and updated for the change in its estimates from August 1, 2010 to January 31, 2011. While no impairment charges resulted from the analyses performed during the fourth quarter of fiscal 2011, impairment charges may occur in the future due to changes in projected revenue growth rates, projected operating margins or estimated discount rates, among other factors. The Company’s projections used to evaluate goodwill as of August 1, 2010 have included changes to revenue and operating expense resulting from the restructuring plan that occurred during the third quarter of fiscal 2011. (see Note 8)

At January 31, 2011 and 2010, the Company had recorded net intangible assets of $30.3 million and $26.3 million respectively, consisting of patents, customer contracts, non-compete agreements, completed technology, in-process research and development and trademarks.

Intangible assets, net, consisted of the following:

		Janury 31, 2011			January 31, 2010
	Weighted average remaining life (Years)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
		(in thousands)			(in thousands)
Finite-lived intangible assets:
Customer contracts	7.2	$34,576	$(14,291)	$20,285	$28,643	$(11,984)	$16,659
Non-compete agreements	2.0	2,742	(1,104)	1,638	2,487	(290)	2,197
Completed technology	5.1	11,976	(4,775)	7,201	9,904	(3,250)	6,654
Trademarks and other	0.8	2,384	(1,946)	438	1,391	(1,191)	200

Total finite-lived intangible assets		$51,678	$(22,116)	$29,562	$42,425	$(16,715)	$25,710

Infinite-lived intangible assets:
Trade names	Infinite	$200	$-	$200	$-	$-	$-
In-process research and development	Infinite	544	-	544	554	-	554
Total infinite-lived intangible assets		$744	$-	$744	$554	$-	$554
Total intangible assets		$52,422	$(22,116)	$30,306	$42,979	$(16,715)	$26,264

Estimated useful lives and the amortization basis for the intangible assets are as follows:

Estimated Useful Life and Amortization Basis
Customer contracts	1 - 8 years using economic consumption life basis
Non compete agreements	2 - 3 years economic life of the agreement
Completed technology	4 - 6 years using economic consumption life basis
Trademarks and other	5 years using economic consumption life basis
In-process R & D	indefinite life
Trade names	indefinite life

Amortization expense for intangible assets was $5.4 million, $3.5 million and $2.0 million for the years ended January 31, 2011, 2010 and 2009, respectively. In the years ended January 31, 2011, 2010 and 2009, $2.0 million, $638,000, and $450,000, respectively, were charged to cost of product revenues. In the years ended January 31, 2011, 2010 and 2009, $3.4 million, $2.8 million and $1.6 million, respectively, were charged to operating expense. The total amortization expense for each of the next five fiscal years is as follows:

Amortization
Expense
(in thousands)
Fiscal 2012	$4,892
Fiscal 2013	4,570
Fiscal 2014	3,654
Fiscal 2015	3,507
Fiscal 2016 and therafter	12,939
Total Future Amortization	$29,562

Actual amounts may change from such estimated amounts due to fluctuations in foreign currency exchange rates, additional intangible asset acquisitions, potential impairment, accelerated amortization, or other events.

8. Restructuring

During the fiscal year ended January 31, 2011, the Company lowered its cost structure as it strives to improve its financial performance. The fiscal year ended January 31, 2011 included restructuring charges to its income statement totaling $7.0 million for severance costs related to the termination of 110 employees, a write down of inventory of $2.5 million related to the decision to discontinue certain products within the Servers and Storage segment, and a charge for the disposal of fixed assets totaling $1.3 million as a direct result of the restructuring plan.

The severance amounts reported as a component of accrued liabilities on the Balance Sheet as of January 31, 2011 were as follows:

(in thousands)	Severance
Accrual balance as of January 31, 2010	$-
Amount charged to expense	3,241
Severance costs paid	(2,833)
Accrual balance as of January 31, 2011	$408

9. Lines of Credit

The Company maintains a revolving line of credit with RBS Citizens (a subsidiary of the Royal Bank of Scotland Group plc) for $20.0 million which expires on October 31, 2012. Loans made under this revolving line of credit bear interest at a rate per annum equal to the bank’s prime rate. Borrowings under this line of credit are collateralized by substantially all of the Company’s assets. The loan agreement requires SeaChange to comply with certain financial covenants. As of January 31, 2011, we were in compliance with the financial covenants and there were no amounts outstanding under the revolving line of credit.

We are occasionally required to post letters of credit, issued by a financial institution, to secure certain sales contracts. Letters of credit generally authorize the financial institution to make a payment to the beneficiary upon the satisfaction of a certain event or the failure to satisfy an obligation. The letters of credit are generally posted for one-year terms and are usually automatically renewed upon maturity until such time as we have satisfied the commitment secured by the letter of credit. We are obligated to reimburse the issuer only if the beneficiary collects on the letter of credit. We believe that it is unlikely we will be required to fund a claim under our outstanding letters of credit. As of January 31, 2011 the full amount of the letters of credit of $1.5 million was supported by our credit facility.

10. Commitments and Contingencies

SeaChange leases certain of its operating facilities, automobiles and office equipment under non-cancelable operating leases, which expire at various dates through 2015. Rental expense under operating leases was $3.2 million, $2.6 million and $3.7 million for the years ended January 31, 2011, 2010 and 2009, respectively. Future commitments under minimum lease payments as of January 31, 2011 are as follows:

Operating
Leases
(in thousands)
Fiscal Year ended January 31, 2012	$2,943
2013	1,359
2014	787
2015	726
2016 and thereafter	688
Minimum lease payments	$6,503

SeaChange has non-cancelable purchase commitments for its inventories of approximately $2.9 million at January 31, 2011 and studio content commitments of $12.3 million at January 31, 2011.

ARRIS Litigation

On July 31, 2009, ARRIS Group, Inc. (“ARRIS”) filed a contempt motion in the U.S. District Court for the District of Delaware against SeaChange International relating to U.S. Patent No 5,805,804 (the “804 patent”), a patent in which ARRIS has an ownership interest.  In its motion, ARRIS is seeking further patent royalties and the enforcement of the permanent injunction entered by the Court on April 6, 2006 against certain SeaChange products. On August 3, 2009, SeaChange filed a complaint seeking a declaratory judgment from the Court that its products do not infringe the ‘804 patent and asserting certain equitable defenses Discovery and briefing on the ARRIS contempt motion are expected to be completed on April 18, 2011. SeaChange changed the product that was the subject of the first patent lawsuit regarding the ‘804 patent to specifically avoid any further claims of alleged infringement under the ‘804 patent. In addition, on March 15, 2007 SeaChange petitioned the U.S. Patent and Trademark Office to re-examine the ‘804 patent in view of the claim construction that was given in the prior trial regarding the ‘804 patent. As a result of the re-examination, the patent examiner cancelled the first three claims of the ‘804 patent. SeaChange believes that ARRIS’s contempt motion is without merit, and that SeaChange's products do not infringe the ‘804 patent

Guarantees, Indemnification and Warranties

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

On May 26, 2010, SeaChange’s Board of Directors authorized the repurchase of up to $20.0 million of its common stock, par value $.01 per share, through a share repurchase program. The repurchase program will terminate on January 31, 2012. During the year ended January 31, 2011, the Company repurchased approximately 178,000 shares at a cost of $1.4 million at an average purchase price $8.05. During fiscal 2011, there were 1,484,617 treasury shares retired.

12. Segment Information

The Company is managed and operated as three segments; Software, Servers and Storage, and Media Services, as segments defined by authoritative guidance. A description of the three reporting segments is as follows:

•      Software segment includes product revenues from the Company’s Advertising, VOD, Middleware and Broadcast software solutions, related services such as professional services, installation, training, project management, product maintenance, technical support and software development for those software products, and operating expenses relating to the Software segment such as research and development, selling and marketing and amortization of intangibles. The Software segment includes the results of eventIS Group B.V. as of September 1, 2009 and VividLogic as of February 1, 2010.

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

Under this revised reporting structure, the Company further determined that there are significant functions, and therefore costs considered corporate expenses and are not allocated to the reportable segments for the purposes of assessing performance and making operating decisions. These unallocated costs include general and administrative expenses, other than general and administrative expenses related to Media Services, interest and other income, net, taxes and equity income (losses) in affiliates, which are managed separately at the corporate level.

The basis of the assumptions for all such revenues, costs and expenses includes significant judgments and estimations. There are no inter-segment revenues for the periods shown below. The Company does not separately track all assets by operating segments nor are the segments evaluated under this criterion.

The following summarizes the income (loss) from operations by reportable operating segment:

	Year ended January 31,
	2011	2010	2009
	(in thousands)
Software
Revenue:
Products	$73,626	$66,968	$78,397
Services	82,984	64,346	53,840
Total revenue	156,610	131,314	132,237
Gross profit	87,992	79,543	76,087
Operating expenses:
Research and development	38,286	39,592	33,373
Selling and marketing	17,807	16,624	16,417
General and administrative	1,465	502	-
Amortization of intangibles	3,073	2,246	1,456
Restructuring	905	-	-
Total operating expenses	61,536	58,964	51,246
Income from operations	$26,456	$20,579	$24,841

Servers and Storage
Revenue:
Products	$18,053	$34,974	$38,975
Services	14,033	15,583	14,665
Total revenue	32,086	50,557	53,640
Gross profit	15,966	20,426	24,865
Operating expenses:
Research and development	10,117	11,072	9,669
Selling and marketing	6,699	9,218	11,025
Restructuring	5,180	-	-
Total operating expenses	21,996	20,290	20,694
(Loss) income from operations	$(6,030)	$136	$4,171

Media Services
Service revenue	$28,031	$19,794	$15,959
Gross profit	4,791	3,284	2,344
Operating expenses:
Selling and marketing	-	-	64
General and administrative	4,026	3,015	3,049
Amortization of intangibles	286	580	119
Total operating expenses	4,312	3,595	3,232
Income (loss) from operations	$479	$(311)	$(888)

Unallocated Corporate
Operating expenses:
General and administrative	$18,837	$18,202	$17,930
Restructuring	912	-	-
Total unallocated corporate expenses	$19,749	$18,202	$17,930

Consolidated income from operations	$1,156	$2,202	$10,194

The following summarizes revenues by customers’ geographic locations. Certain reclassifications have been made to conform prior period amounts to current period presentation, including the reclassification of revenue originated in Canada from Latin American to North American revenue:

	Year ended January 31,
	2011		2010		2009
	Amount	%	Amount	%	Amount	%
	(in thousands, except percentages)
Revenues by customers' geographic locations:
North America	$123,252	57%	$133,947	66%	$139,457	69%
Europe and Middle East	67,543	31%	45,787	23%	44,059	22%
Asia Pacific and other international locations	11,026	5%	8,456	4%	14,165	7%
Latin America	14,906	7%	13,475	7%	4,155	2%
Total revenues	$216,727		$201,665		$201,836

Total revenues for the United States for the years ended January 31, 2011, 2010, and 2009, were $113.0 million, $130.1 million, and $130.2 million, respectively.

The following summarizes fixed assets, net by geographic locations:

	Year ended January 31,
	2011		2010
	Amount	%	Amount	%
	(in thousands, except percentages)
Fixed assets, net by geographic locations:
North America	$20,507	57%	$24,058	61%
United Kingdom	10,250	28%	10,700	27%
Europe (excluding UK) and Middle East	865	2%	580	1%
Asia Pacific and other international locations	4,759	13%	4,344	11%
Total	$36,381		$39,682

13. Stock-Based Compensation and Stock Incentive Plans

SeaChange uses on a modified prospective basis, the provisions of the authoritative guidance which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including employee stock options, restricted stock units and, prior to its termination, employee stock purchases related to the Employee Stock Purchase Plan (“ESPP”) based on estimated fair values. The fair value of SeaChange’s stock-based options and performance-based restricted stock units, less expected forfeitures, is amortized over the awards’ vesting period on a graded vesting basis, whereas the restricted stock units and Employee Stock Purchase Plan stock units are amortized on a straight line basis. SeaChange has applied the provisions of authoritative guidance allowing the use of a “simplified” method, in developing an estimate of the expected term of “plain vanilla” share options.

Stock-based compensation includes expense charges for all stock-based awards to employees and directors. Such awards include option grants, restricted stock unit awards, and, prior to its termination, shares expected to be purchased under an employee stock purchase plan. The estimated fair value of SeaChange’s stock-based options and performance-based restricted stock units, less expected forfeitures, is amortized over the awards’ vesting period on a graded vesting basis, whereas the restricted stock units and ESPP stock units are amortized on a straight line basis.

The effect of recording stock-based compensation was as follows:

	Year ended January 31,
	2011	2010	2009
	(in thousands)
Stock-based compensation expense by type of award:
Stock options	$(60)	$94	$304
Restricted stock units	766	639	996
Performance-based restricted stock units	2,107	1,628	2,061
Employee stock purchase plan	144	744	593
Total stock-based compensation	$2,957	$3,105	$3,954

Since additional option grants and restricted stock unit awards are expected to be made each year and options and awards vest over several years, the effects of applying authoritative guidance for recording stock-based compensation for the year ended January 31, 2011 are not indicative of future amounts.

Determining Fair Value

SeaChange records the fair value of stock options, including rights granted under the ESPP prior to its termination, using the Black-Scholes valuation model. Key input assumptions used to estimate the fair value of stock options include the exercise price, the expected option term, the risk-free interest rate over the option’s expected term, the expected annual dividend yield and the expected stock price volatility. The expected option term was determined using the “simplified” method for “plain vanilla” options. The expected stock price volatility was established using a blended volatility, which is an average of the historical volatility of SeaChange’s common stock over a period of time equal to the expected term of the stock option, and the average volatility of SeaChange’s common stock over the most recent one-year and two-year periods.

The fair value of stock options granted was estimated at the date of grant using the following assumptions:

	Year ended January 31,
	2011	2010	2009
Expected term (in years)	4-5	4-5	4-5
Expected volatility (range)	51%-53%	61%	52%-56%
Weighted average volatility	53%	61%	52%
Risk-free interest rate	1.5%-1.6%	12%	2.6%-2.9%
Weighted average interest rate	1.6%	1.2%	2.9%
Expected dividend yield	0%	0%	0%

The fair value of ESPP stock granted was estimated at the date of grant using following assumptions:

	Year ended January 31,
	2011	2010	2009
Expected term (in years)	0.5	0.5	0.5
Weighted average volatility	48%	71%	61%
Weighted average interest rate	0.1%	0.3%	2.8%
Expected dividend yield	0%	0%	0%

Stock Option Plans

Amended and Restated 2005 Equity Compensation and Incentive Plan

The Amended and Restated 2005 Equity Compensation and Incentive Plan (the “2005 Plan”) provides for the grant of incentive stock options, nonqualified stock options, restricted stock, restricted stock units, and “other” non-stock option awards as determined by the plan administrator for the purchase of up to an aggregate of 2,800,000 shares of SeaChange’s common stock by officers, employees, consultants and directors of SeaChange. The Company may satisfy awards upon the exercise of stock options or restricted stock units with either newly issued shares. The Board of Directors is responsible for the administration of the 2005 Plan and determining the term of each award, award exercise price, number of shares for which each award is granted and the rate at which each award is exercisable. As of January 31, 2011, there were 603,719 shares available for future grant of which 87,995 RSUs were available.

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

The following table summarizes the stock option activity (excluding restricted stock units):

	Year ended January 31,
	2011		2010		2009
	Shares	Weighted average exercise price	Shares	Weighted average exercise price	Shares	Weighted average exercise price
Outstanding at beginning of period	3,934,973	$15.41	4,228,237	$15.43	4,884,205	$14.99
Granted	15,000	8.77	60,000	6.23	13,500	8.71
Exercised	(309,195)	6.71	(47,805)	6.79	(223,006)	5.29
Forfeited/expired/cancelled	(1,258,604)	23.30	(305,459)	15.38	(446,462)	15.51
Outstanding at end of period	2,382,174	$12.31	3,934,973	$15.41	4,228,237	$15.43
Options exercisable at end of period	2,367,176	$12.33	3,865,221	$15.56	4,169,492	$15.53
Weighted average remaining contractual term (in years)		1.95		3.38		4.06

The weighted-average fair valuation at grant date of stock options granted during the years ended January 31, 2011, 2010 and 2009, was $3.70, $3.21, and $3.52, respectively. As of January 31, 2011, the unrecognized stock-based compensation related to the unvested stock options was $38,000 net of estimated forfeitures. Total unrecognized compensation cost will be adjusted for any future changes in estimated changes in forfeitures. This cost will be recognized over an estimated weighted average amortization period of seventeen months.

The total intrinsic value of options exercised during the years ended January 31, 2011, 2010 and 2009 was approximately $473,000, $60,000 and $576,000, respectively, with intrinsic value defined as the difference between the market price on the date of exercise and the grant date price.

The cash received from employees as a result of employee stock option exercises during fiscal years 2011, 2010 and 2009 was $2.1 million, $324,000, and $1.2 million, respectively.

The following table summarizes information about employee and director stock options outstanding and exercisable as of January 31, 2011:

	Options Outstanding			Options Exercisable
	Number outstanding	Weighted average remaining contractual terms (years)	Weighted average exercise price	Number exercisable	Weighted average exercise price
Range of exercise prices
$ 5.85 to 6.88	380,743	1.44	$6.53	380,743	$6.53
6.93 to 8.38	242,829	2.47	7.34	242,829	7.34
8.41 to 10.72	322,471	2.40	10.12	307,471	10.18
11.35 to 13.24	291,517	1.98	12.56	291,517	12.56
13.31 to 13.66	39,338	1.12	13.44	39,338	13.44
13.76 to 13.76	253,732	1.14	13.76	253,732	13.76
14.47 to 15.59	360,513	2.37	15.02	360,513	15.02
15.62 to 17.39	367,921	2.36	16.55	367,921	16.55
17.56 to 29.25	117,112	0.67	20.61	117,112	20.61
32.48 to 32.48	6,000	0.93	32.48	6,000	32.48
	2,382,176	1.95	$12.31	2,367,176	$12.33

Restricted Stock Units

Pursuant to the 2005 Plan, SeaChange may grant restricted stock units that entitle the recipient to acquire shares of SeaChange’s common stock. Awards of restricted stock units vest in equal increments on each of the first three anniversaries of the grant of the award. Stock-based compensation expense associated with the restricted stock units is charged for the market value of the Company’s stock on the date of grant, assuming nominal forfeitures, and is amortized over the awards’ vesting period on a straight-line basis for awards with only a service condition and graded vesting basis for awards that include both a performance and service condition. As of January 31, 2011 there were 87,995 RSUs available to be granted. For fiscal 2011, approximately 465,446 RSUs were earned by the Company executive officers under the Company’s fiscal 2011 performance based plan. These RSUs were not awarded due to the Company not having sufficient RSUs available within the 2005 Plan to satisfy the RSUs earned. The Company recorded a liability totaling $1.5 million on the Consolidated Balance Sheet as of January 31, 2011 for the estimated fair value of the awards. The awards will be re-measured quarterly until the increase in RSUs is approved by the sharesholders. These shares will be awarded subject to shareholder approval at the Company’s annual meeting on July 20, 2011.

The following table summarizes the restricted stock unit activity:

	Year ended January 31,
	2011		2010		2009
		Weighted average		Weighted average		Weighted average
		grant date		grant date		grant date
	Shares	fair value	Shares	fair value	Shares	fair value
Nonvested at beginning of period	572,489	$7.94	458,674	$8.99	230,508	$8.99
Awarded	223,020	8.12	523,346	6.45	519,814	7.30
Vested	(353,542)	8.15	(409,531)	7.22	(287,648)	6.40
Forfeited/expired/cancelled	(78,889)	7.20	-	-	(4,000)	6.93
Nonvested at end of period	363,078	$8.00	572,489	$7.94	458,674	$8.72

As of January 31, 2011 the unrecognized stock-based compensation related to the unvested restricted stock units was $4.2 million. This cost will be recognized over an estimated weighted average amortization period of 1.8 years.

Employee Stock Purchase Plan

In September 1996, SeaChange’s Board of Directors adopted and the stockholders approved an employee stock purchase plan (the “ESPP”), effective January 1, 1997 as amended July 16, 2008, which provides for the issuance of a maximum of 2.2 million shares of common stock to participating employees who meet eligibility requirements. The Plan was terminated on May 31, 2010. Employees who would immediately after the purchase own 5% or more of the total combined voting power or value of SeaChange’s stock and directors who are not employees of SeaChange may not participate in the ESPP. The purchase price of the stock is 85% of the lesser of the average market price of the common stock on the first or last business day of each six-month plan period. During the fiscal years ended January 31, 2011, 2010 and 2009, shares of common stock were issued under the Stock Purchase Plan were 135,632, 282,889 and 236,707, respectively. The cash received from employees as a result of the ESPP during fiscal 2011, 2010 and 2009 was $660,000, $1.5 million, and $1.6 million, respectively.

14. Income Taxes

The components of income before income taxes are as follows:

	Year ended January 31,
	2011	2010	2009
	(in thousands)
Domestic	$18,718	$(2,719)	$2,840
Foreign	8,327	5,066	8,479
	$27,045	$2,347	$11,319

The components of the income tax benefit (expense) are as follows:

	Year ended January 31,
	2011	2010	2009
	(in thousands)
Current:
Federal	$(2,546)	$(271)	$296
State	(188)	32	(80)
Foreign	(887)	(1,214)	(915)
	(3,621)	(1,453)	(699)
Deferred:
Federal	4,677	-	-
State	137	-	-
Foreign	1,145	1,082	124
	5,959	1,082	124

	$2,338	$(371)	$(575)

The income tax benefit (expense) computed using the federal statutory income tax rate differs from SeaChange’s effective tax rate primarily due to the following:

	Year ended January 31,
	2011	2010	2009
	(in thousands)
Statutory U.S. federal tax rate	$(9,471)	$(861)	$(3,962)
State taxes, net of federal tax benefit	(33)	29	52
Losses not benefitted	7,967	(1,157)	527
Non-deductible stock compensation expense	79	(133)	(255)
Other	462	(126)	(35)
Research and development tax credits	117	130	650
Foreign tax rate differential	3,217	1,747	2,448
	$2,338	$(371)	$(575)

SeaChange’s effective tax rate was 9%, 16%, and 5% in the years ended January 31, 2011, 2010 and 2009, respectively.

The components of deferred income taxes are as follows:

	Year ended January 31,
	2011	2010
	(in thousands)
Deferred tax assets:
Accruals and reserves	$2,593	$3,041
Deferred revenue	6,478	4,395
Stock-based compensation expense	1,277	1,933
U.S. federal and state tax credits	1,586	4,297
Net operating loss carryforwards	3,403	3,291
Property and equipment	30	-
Other	15	(28)
Deferred tax assets	15,382	16,929
Less: Valuation allowance	(6,985)	(14,903)
Net deferred tax assets	8,397	2,026
Deferred tax liabilities:
Property and equipment	-	313
Intangible assets	7,371	5,110
Other	-	-
Deferred tax liabilities	7,371	5,423
Total net deferred tax assets(liabilities)	$1,026	$(3,397)

At January 31, 2011, SeaChange had federal, state and foreign net operating loss carryforwards of $1.2 million, $13.5 million and $10.2 million respectively, which can be used to offset future tax liabilities and expire at various dates beginning in fiscal 2016. Utilization of these net operating loss carryforwards may be limited pursuant to provisions of the respective local jurisdiction. At January 31, 2011, SeaChange had federal and state research and development credit carryforwards of approximately $216,000 and $994,000, respectively, and state investment tax credit carryforwards of $111,000. The federal credit carryforwards will expire at various dates beginning in fiscal 2012, if not utilized. Certain state credit carryforwards will expire at various dates beginning in fiscal 2012, while certain other state credit carryforwards may be carried forward indefinitely. Utilization of these credit carryforwards may be limited pursuant to provisions of the respective local jurisdiction. SeaChange also has alternative minimum tax credit carryforwards of $652,000 which is available to reduce future federal regular income taxes over an indefinite period.

For the year ended January 31, 2011, the Company has a valuation allowance of $7.0 million.  During the year the Company released $ 7.9 million of the valuation allowance against the Company’s deferred tax assets in the U.S. due to the Company having met the “more than likely than not” realization criteria. The Company met this criteria as a result of the gains related to the Company’s equity investments in Casa Systems, Inc. and InSite One, as well as the benefit of the reduction in deferred tax assets associated with the deferred tax liabilities from the acquisition of VividLogic, Inc.  Previously, the Company maintained a full valuation allowance and will continue to monitor available information in determining whether there is sufficient evidence to consider releasing some or all of the remaining valuation allowance

At January 31, 2011, the Company has indefinitely reinvested $45.4 million of the cumulative undistributed earnings of certain foreign subsidiaries. Approximately $35.3 million of such earnings would be subject to U.S. taxes if repatriated to the U.S. Through January 31, 2011, the Company has not provided deferred income taxes on the undistributed earnings of its foreign subsidiaries because such earnings are considered to be indefinitely reinvested outside the U.S. Non-US income taxes are, however, provided on those foreign subsidiaries’ undistributed earnings. Determination of the potential deferred income tax liability on these undistributed earnings is not practicable because such liability, if any, is dependent on circumstances existing if and when remittance occurs.

For the year ended January 31, 2011, the Company recognized an additional tax expense for unrecognized tax benefits of $404,000. None of the amounts included in the balance of unrecognized tax benefits at January 31, 2011 of $7.3 million are related to tax positions for which it is reasonably possible that the total amounts could significantly change during the next twelve months. The Company recognizes accrued interest and penalties related to uncertain tax positions in income tax expense. A reconciliation of the beginning and ending balance of the total amounts of gross unrecognized tax benefits, excluding interest of $708,000 is as follows (in thousands):

	Year ended January 31,
	2011	2010
	(in thousands)
Balance of gross unrecognized tax benefits, beginning of period	$6,985	$6,404
Increases due to acquistions	1,200	-
Gross amounts of increases in unrecognized tax benefits as a result of
tax positions taken in the current period	404	521
Decrease due to expiration of statute of limitation	(188)	-
Decrease due to settlement	(1,094)	-
Effect of currency translation	(24)	60
Balance of gross unrecognized tax benefits, end of period	$7,283	$6,985

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

15. Employee Benefit Plan

SeaChange sponsors a 401(k) retirement savings plan (the “Plan”). Participation in the Plan is available to full-time employees who meet eligibility requirements. Eligible employees may contribute up to 25% of their annual salary, subject to certain limitations. SeaChange matched contributions up to 50% of the first 6% of compensation. During the fiscal years ended January 31, 2011, 2010 and 2009, SeaChange contributed $1.3 million, $1.4 million and $802,000, respectively. The Company also contributes to various retirement plans in its international subsidiaries, of which the amounts will vary, according to the local plans specific to each foreign location.

16. Related Party

On September 1, 2009, SeaChange completed its acquisition of eventIS from a holding company in which Erwin van Dommelen, elected President of SeaChange Software in March 2010, has a 31.5% interest. On closing the transaction, SeaChange made cash payments to the holding company totaling $37.0 million and issued $1.1 million of restricted shares. SeaChange is obligated to make additional fixed payments to the holding company of deferred purchase price under the eventIS share purchase agreement, each such payment to be in an aggregate amount of $2.8 million with $1.7 million payable in cash and $1.1 million payable by the issuance of restricted shares of SeaChange common stock, which will vest in equal installments over three years starting on the first anniversary date of the purchase agreement for three years. At the option of the former shareholder of eventIS, up to forty percent of each payment otherwise to be made in restricted stock may be payable in cash on the vesting dates of the restricted shares. On September 1, 2010, the Company paid $1.8 million and issued 75,000 shares (approximate value $615,000) of restricted stock that will vest annually over three years. The remaining $410,000 will be paid out in equal installments on September 1, 2011, 2012, and 2013. Under the earn-out provisions of the share purchase agreement a payment of $340,000 for fiscal 2011 will be paid in the first quarter fiscal 2012. Additional earn-out payments may be earned over each of the next two years ended January 31, 2012 and 2013 if certain performance goals are met.

17. Quarterly Results of Operations—Unaudited

The following table sets forth certain unaudited quarterly results of operations for the fiscal years ended January 31, 2011 and 2010. In the opinion of management, this information has been prepared on the same basis as the audited consolidated financial statements and all necessary adjustments, consisting only of normal recurring adjustments, have been included in the amounts stated below to present fairly the quarterly information when read in conjunction with the audited consolidated financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K. The quarterly operating results are not necessarily indicative of future results of operations.

	Three months ended
	April 30,	July 31,	October 31,	January 31,	April 30,	July 31,	October 31,	January 31,
	2009	2009	2009	2010	2010	2010	2010	2011
Revenue	$48,876	$46,507	$53,290	$52,992	$54,589	$51,636	$49,135	$61,367
Gross profit	25,018	23,714	27,557	26,964	27,378	24,859	23,241	33,271
Operating expenses	23,714	24,204	26,977	26,156	31,929	24,634	26,648	24,382
Net income (loss)	998	(376)	657	44	20,298	3,534	(5,215)	10,851
Earnings (loss) per
share-Basic	0.03	(0.01)	0.02	-	0.66	0.11	(0.17)	0.34
Earnings (loss) per
share-Diluted	0.03	(0.01)	0.02	-	0.64	0.11	(0.17)	0.34

Schedule II
SEACHANGE INTERNATIONAL, INC.
VALUATION OF QUALIFYING ACCOUNTS AND RESERVES

Years ended January 31, 2011, 2010 and 2009

	Balance at beginning of period	Charged to costs and expenses	Deductions and write-offs	Other Adjustments	Balance at end of period
	(in thousands)
Accounts Receivable Allowance:
Year ended January 31, 2011	$852	$147	$(4)	$-	$995
Year ended January 31, 2010	853	75	(76)	-	852
Year ended January 31, 2009	663	670	(480)	-	853

	Balance at beginning of period	Additions	Deletions	Adjustments	Balance at end of period
	(in thousands)
Deferred Tax Assets Valuation Allowance:
Year ended January 31, 2011	$14,903	$-	$(7,918)	$-	$6,985
Year ended January 31, 2010	15,692	-	(789)	-	14,903
Year ended January 31, 2009	13,319	2,373	-	-	15,692