Form 10-Q
period 2011-04-30
SEACHANGE INTERNATIONAL INC
filed 2011-06-09
CIK 1019671

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2011

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

The number of shares outstanding of the registrant’s Common Stock on June 3, 2011 was 32,132,043.

SEACHANGE INTERNATIONAL, INC.
Table of Contents

		Page

PART I. FINANCIAL INFORMATION

Item 1.	Unaudited Financial Statements

	Consolidated Balance Sheets at April 30, 2011 and January 31, 2011	3

	Consolidated Statements of Operations for the three months ended April 30, 2011 and April 30, 2010	4

	Consolidated Statements of Cash Flows for the thre months ended April 30, 2011 and April 30, 2010	5

	Notes to Consolidated Financial Statements	6-19

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20-31

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	32

Item 4.	Controls and Procedures	32

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	33

Item 1A.	Risk Factors	33

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	33

Item 6.	Exhibits	34

SIGNATURES		35

PART I – FINANCIAL INFORMATION

ITEM 1. Financial Statements

SEACHANGE INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
	April 30,	January 31,
	2011	2011
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$79,161	$73,145
Restricted cash	1,200	1,332
Marketable securities	9,118	7,340
Accounts receivable, net of allowance for doubtful accounts of $955 and $995, respectively	45,741	48,843
Unbilled receivables	5,522	5,644
Inventories, net	14,402	14,393
Prepaid expenses and other current assets	8,014	7,148
Deferred tax assets	3,756	3,775
Total current assets	166,914	161,620
Property and equipment, net	36,097	36,381
Marketable securities, long-term	1,566	4,379
Investments in affiliates	3,082	2,913
Intangible assets, net	30,686	30,306
Goodwill	68,502	65,273
Other assets	2,164	2,163
Deferred tax assets, long-term	2,187	2,156
Total assets	$311,198	$305,191
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$9,813	$11,249
Other accrued expenses	20,082	16,528
Customer deposits	2,723	3,993
Deferred revenues	38,064	37,039
Deferred tax liabilities	210	183
Total current liabilities	70,892	68,992
Deferred revenue, long-term	6,861	6,930
Other liabilities, long-term	8,635	11,231
Distribution and losses in excess of investment	1,233	1,161
Taxes payable, long-term	2,984	3,013
Deferred tax liabilities, long-term	5,148	4,722
Total liabilities	95,753	96,049

Stockholders Equity:
Convertible preferred stock, $0.01 par value, 5,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.01 par value;100,000,000 shares authorized; 32,088,477 and 31,876,815 shares issued; 32,048,693 and 31,837,031 shares outstanding, respectively	322	319
Additional paid-in capital	208,788	207,121
Treasury stock, at cost 39,784 and 39,784 common shares, respectively	(1)	(1)
Accumulated earnings	10,137	10,521
Accumulated other comprehensive loss	(3,801)	(8,818)
Total stockholders’ equity	215,445	209,142
Total liabilities and stockholders’ equity	$311,198	$305,191

The accompanying notes are an integral part of these consolidated financial statements.

SEACHANGE INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share data)
(unaudited)

	Three Months Ended
	April 30,
	2011	2010
Revenues:
Products	$18,985	$24,634
Services	33,075	29,954
Total revenues	52,060	54,588
Cost of revenues:
Products	6,976	9,678
Services	20,200	17,532
Total cost of revenues	27,176	27,210
Gross profit	24,884	27,378
Operating expenses:
Research and development	11,067	13,564
Selling and marketing	7,352	6,384
General and administrative	6,492	6,801
Amortization of intangibles	825	868
Restructuring	-	4,312
Total operating expenses	25,736	31,929
Loss from operations	(852)	(4,551)
Gain on sale of investment in affiliate	-	25,188
Other income (expense), net	375	(569)
(Loss) income before income taxes and equity income (loss) in earnings of affiliates	(477)	20,068
Income tax provision (benefit)	1	(342)
Equity income (loss) in earnings of affiliates, net of tax	94	(112)
Net (loss) income	$(384)	$20,298
(Loss) earnings per share:
Basic	$(0.01)	$0.65
Diluted	$(0.01)	$0.64
Weighted average common shares outstanding:
Basic	31,934	31,270
Diluted	31,934	31,732

The accompanying notes are an integral part of these consolidated financial statements.

SEACHANGE INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
 (in thousands)
(unaudited)

	Three Months Ended
	April 30,
	2011	2010
Cash flows from operating activities:
Net (loss) income	$(384)	$20,298
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,947	2,020
Amortization of intangibles and capitalized software	1,344	1,348
Inventory valuation charge	144	112
Provision for doubtful accounts receivable	(40)	(4)
Discounts earned and amortization of premiums on marketable securities	11	16
Equity loss in earnings of affiliates	(94)	112
Gain on sale of investment in affiliate	-	(25,188)
Stock-based compensation expense	1,543	498
Deferred income taxes	283	(6,739)
Changes in operating assets and liabilities:
Accounts receivable	2,996	9,350
Unbilled receivables	122	(570)
Inventories	(163)	(490)
Prepaid expenses and other assets	(441)	268
Accounts payable	(1,559)	1,888
Accrued expenses	1,517	8,752
Customer deposits	(1,270)	372
Deferred revenues	69	376
Other	691	(200)
Net cash provided by operating activities	6,716	12,219
Cash flows from investing activities:
Purchases of property and equipment	(636)	(1,543)
Purchases of marketable securities	(3,554)	(5,154)
Proceeds from sale and maturity of marketable securities	4,552	1,072
Payments for acquisitions, net of cash acquired	-	(9,538)
Payments of contingent consideration	(3,000)	-
Gross proceeds from sale of investment in affiliate	-	34,086
Release of restricted cash	136	-
Net cash (used) provided by investing activities	(2,502)	18,923
Cash flows from financing activities:
Proceeds from issuance of common stock relating to the stock plans	1,381	931
Net cash provided by financing activities	1,381	931
Effect of exchange rate changes on cash and cash equivalents	421	(246)
Net increase (decrease) in cash and cash equivalents	6,016	31,827
Cash and cash equivalents, beginning of period	73,145	37,647
Cash and cash equivalents, end of period	$79,161	$69,474
Supplemental disclosure of cash flow activities:
Income taxes paid	$72	$-
Supplemental disclosure of non-cash activities:
Transfer of items originally classified as inventories to equipment	$161	$310

The accompanying notes are an integral part of these consolidated financial statements

SEACHANGE INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1. Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of SeaChange International, Inc. and its subsidiaries (“SeaChange” or the “Company”) in accordance with U.S. generally accepted accounting principles (U.S. GAAP) for interim financial reports and the instructions for Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared under generally accepted accounting principles have been condensed or omitted pursuant to such regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the Company’s most recently audited financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K as filed with the SEC for the fiscal year ended January 31, 2011. In the opinion of management, the accompanying financial statements include all adjustments necessary to present a fair presentation of the consolidated financial statements for the periods shown. Interim results are not necessarily indicative of the operating results for the full fiscal year or any future periods. The preparation of these financial statements in conformity with U.S. GAAP requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and disclosure of contingent assets and liabilities. Actual results may differ from management’s estimates. The only significant changes in our accounting policies during the three months ended April 30, 2011, as compared to the significant accounting policies described in our Annual Report on Form 10-K for the year ended January 31, 2011 are related to the adoption of the new accounting guidance regarding multiple element arrangements as described in footnote 2.

2. Change in Significant Accounting Policies

SeaChange’s transactions frequently involve the sale of hardware, software, systems and services in multiple element arrangements. Revenues from sales of hardware, software and systems that do not require significant modification or customization of the underlying software are recognized when title and risk of loss has passed to the customer, there is evidence of an arrangement, fees are fixed or determinable and collection of the related receivable is considered probable. Customers are billed for installation, training, project management and at least one year of product maintenance and technical support at the time of the product sale. Revenue from these activities are deferred at the time of the product sale and recognized ratably over the period these services are performed. Revenue from ongoing product maintenance and technical support agreements are recognized ratably over the period of the related agreements. Revenue from software development contracts that include significant modification or customization, including software product enhancements, is recognized based on the percentage of completion contract accounting method using labor efforts expended in relation to estimates of total labor efforts to complete the contract. Accounting for contract amendments and customer change orders are included in contract accounting when executed. Revenue from shipping and handling costs and other out-of-pocket expenses reimbursed by customers are included in revenues and cost of revenues. SeaChange’s share of intercompany profits associated with sales and services provided to affiliated companies are eliminated in consolidation in proportion to our equity ownership.

The Company has historically applied the software revenue recognition rules as prescribed by Accounting Standards Codification (ASC) Subtopic 985-605. In October 2009, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) Number 2009-14, “Certain Revenue Arrangements That Include Software Elements,” which amended ASC Subtopic 985-605. This ASU removes tangible products containing software components and non-software components that function together to deliver the product’s essential functionality from the scope of the software revenue recognition rules. In the case of the Company’s hardware products with embedded software, the Company has determined that the hardware and software components function together to deliver the product’s essential functionality, and therefore, the revenue from the sale of these products no longer falls within the scope of the software revenue recognition rules. Revenue from the sale of software-only products remains within the scope of the software revenue recognition rules. Maintenance and support, training, consulting, and installation services no longer fall within the scope of the software revenue recognition rules, except when they are sold with and relate to a software-only product. Revenue recognition for products that no longer fall under the scope of the software revenue recognition rules is similar to that for other tangible products and ASU Number 2009-13, “Multiple-Deliverable Revenue Arrangements,” which amended ASC Topic 605 and was also issued in October 2009, is applicable for multiple-deliverable revenue arrangements. ASU 2009-13 allows companies to allocate revenue in a multiple-deliverable arrangement in a manner that better reflects the transaction’s economics. ASU 2009-13 and 2009-14 are effective for revenue arrangements entered into or materially modified in the Company’s fiscal year 2012.

Under the software revenue recognition rules, the fee is allocated to the various elements based on Vendor Specific Objective Evidence (“VSOE”) of fair value. Under this method, the total arrangement value is allocated first to undelivered elements, based on their fair values, with the remainder being allocated to the delivered elements. Where fair value of undelivered service elements has not been established, the total arrangement value is recognized over the period during which the services are performed. The amounts allocated to undelivered elements, which may include project management, training, installation, maintenance and technical support and certain hardware and software components, are based upon the price charged when these elements are sold separately and unaccompanied by the other elements. The amount allocated to installation, training and project management revenue is based upon standard hourly billing rates and the estimated time required to complete the service. These services are not essential to the functionality of systems as these services do not alter the equipment’s capabilities, are available from other vendors and the systems are standard products. For multiple element arrangements that include software development with significant modification or customization and systems sales where vendor-specific objective evidence of the fair value does not exist for the undelivered elements of the arrangement (other than maintenance and technical support), percentage of completion accounting is applied for revenue recognition purposes to the entire arrangement with the exception of maintenance and technical support. All multiple-deliverable revenue arrangements negotiated prior to February 1, 2011 and the sale of all software-only products and associated services have been accounted for under this guidance during the quarter ended April 30, 2011.

Under the revenue recognition rules for tangible products as amended by ASU 2009-13, the fee from a multiple-deliverable arrangement is allocated to each of the deliverables based upon their relative selling prices as determined by a selling-price hierarchy. A deliverable in an arrangement qualifies as a separate unit of accounting if the delivered item has value to the customer on a stand-alone basis. A delivered item that does not qualify as a separate unit of accounting is combined with the other undelivered items in the arrangement and revenue is recognized for those combined deliverables as a single unit of accounting. The selling price used for each deliverable is based upon VSOE if available, third-party evidence (TPE) if VSOE is not available, and best estimate of selling price (BESP) if neither VSOE nor TPE are available. TPE is the price of the Company’s or any competitor’s largely interchangeable products or services in stand-alone sales to similarly situated customers. BESP is the price at which the Company would sell the deliverable if it were sold regularly on a stand-alone basis, considering market conditions and entity-specific factors. All multiple-deliverable revenue arrangements negotiated after February 1, 2011, excluding the sale of all software-only products and associated services, have been accounted for under this guidance during the quarter ended April 30, 2011.

The selling prices used in the relative selling price allocation method for certain of the Company’s services are based upon VSOE. The selling prices used in the relative selling price allocation method for third-party products from other vendors are based upon TPE. The selling prices used in the relative selling price allocation method for the Company’s hardware products, software, subscriptions, and customized services for which VSOE does not exist are based upon BESP. The Company does not believe TPE exists for these products and services because they are differentiated from competing products and services in terms of functionality and performance and there are no competing products or services that are largely interchangeable. Management establishes BESP with consideration for market conditions, such as the impact of competition and geographic considerations, and entity-specific factors, such as the cost of the product, discounts provided and profit objectives. Management believes that BESP is reflective of reasonable pricing of that deliverable as if priced on a stand-alone basis.

Since all of the Company’s revenue prior to the adoption of ASU 2009-14 fell within the scope of the software revenue recognition rules and the Company has only established VSOE for services, revenue in a multiple-deliverable arrangement involving products was frequently deferred until the last item was delivered. The adoption of ASU 2009-13 and 2009-14 has resulted in earlier revenue recognition in multiple-deliverable arrangements involving the Company’s hardware products with embedded software because revenue can be recognized for each of these deliverables based upon their relative selling prices as defined above. In the quarter ended April 30, 2011, revenue was $600,000 higher than it would have been if ASU 2009-13 and 2009-14 had not been adopted. The revenue impact by segment was an increase of $500,000 in the Software segment and $100,000 in the Servers and Storage segment

3. Fair Value Measurements

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

Level 2: Observable market based inputs or unobservable inputs that are corroborated by market data.

Level 3: Unobservable inputs that are not corroborated by market data.

The Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of April 30, 2011 are as follows:

	April 30,	Fair Value Measurements Using
	2011	Level 1	Level 2	Level 3
		(in thousands)
Financial assets:
Money market accounts (a)	$7,942	$7,942	$-	$-
U.S. government agency issues (a)	2,492	-	2,492	-
Certificate of deposit (a)	250	-	250	-
Total assets	$10,684	$7,942	$2,742	$-

Other liabilities:
Acquisition-related consideration (b)	$12,154	$-	$-	$12,154

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

The following tables set forth a reconciliation of assets and liabilities transferred from Level 1 to Level 2. Investments were transferred from Level 1 to Level 2 when there was no active market price quoted within five business days of April 30, 2011:

	Level 1	Level 2
	Marketable Securities	Marketable Securities
	(in thousands)
Beginning balance January31, 2011	$7,963	$3,756
Purchases	1,060	2,492
Sales/Maturities	(2,102)	(2,485)
Transfers between Level 1 and Level 2	1,021	(1,021)
Ending balance April 30, 2011	$7,942	$2,742

The following table sets forth a reconciliation of assets measured at fair value on a recurring basis with the use of significant unobservable inputs (Level 3) for the three months ended April 30, 2011:

Level 3
Accrued Contingent
Consideration
(in thousands)
Beginning balance January 31, 2011	$14,410
Change in fair value of contingent consideration	53
Contingency payment	(3,000)
Translation adjustment	691
Ending balance April 30, 2011	$12,154

The following is a summary of available for sale securities:
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
April 30, 2011:
Cash	$71,505	$-	$-	$71,505
Cash equivalents	7,656	-	-	7,656
Cash and cash equivalents	79,161	-	-	79,161
US government agency issues	9,007	111	-	9,118
Marketable securities—short-term	9,007	111		9,118
			-
US government agency issues	1,543	23	-	1,566
Corporate debt securities	-	-	-	-
Marketable securities—long-term	1,543	23	-	1,566
Total cash equivalents and marketable securities	$89,711	$134	$-	$89,845

January 31, 2011:
Cash	$66,539	$-	$-	$66,539
Cash equivalents	6,606	-	-	6,606
Cash and cash equivalents	73,145	-	-	73,145
US government agency issues	7,245	95	-	7,340
Marketable securities—short-term	7,245	95	-	7,340

US government agency issues	4,308	71	-	4,379
Corporate debt securities	-	-	-	-
Marketable securities—long-term	4,308	71	-	4,379
Total cash equivalents and marketable securities	$84,698	$166	$-	$84,864

The following is a schedule of the contractual maturities of available-for- sale investments:

	April 30,	January 31,
	2011	2011
	(in thousands)
Investment Maturities:
Less than 1 year	$9,118	$7,340
One to three years	1,566	4,379
	$10,684	$11,719

4. Inventories

Inventory consists primarily of hardware and related component parts and is stated at the lower of cost (on a first-in, first-out basis) or market. Inventories consist of the following:

	April 30,	January 31,
	2011	2011
	(in thousands)
Components and assemblies	$8,886	$8,158
Finished products	5,516	6,235
Total inventory, net	$14,402	$14,393

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

ODG entered into a Service Agreement with the joint venture whereby ODG provides content aggregation, distribution, marketing and administration services to the joint venture under an arm’s length fee structure. In the three months ended April 30, 2011 and 2010, ODG recorded revenues of approximately $397,000 and $396,000, respectively, related to the Service Agreement. ODG’s share of profits from this agreement in proportion to its equity ownership interest is eliminated in consolidation.

The Shareholder’s Agreement requires both ODG and TMG to provide cash contributions up to $4.2 million upon the request of the joint venture’s management and approval by the shareholders of the joint venture. To date, the Company has contributed $1.6 million as required per the shareholders agreement.

ODG recorded its proportionate share of the joint venture’s gain of $8,000 for the three months ended April 30, 2011 and losses of $112,000 for the three months April 30, 2010. Due to the contribution of assets by ODG to the joint venture and ODG’s share of the joint venture’s net loss exceeding the book value of its investment in the joint venture, the investment is recorded as a long-term liability of $1.2 million at each of April 30, 2011 and January 31, 2011.

6. Acquisitions

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

Fair Value of Consideration Transferred

Under the share purchase agreement with the former shareholders of VividLogic the Company has made cash payments totaling $21.5 million, inclusive of the $3.0 million paid on February 1, 2011.

The Company is obligated to make additional fixed payments of $1.0 million in cash on February 1, 2012 and 2013. In addition, under the share purchase agreement with the former shareholders of VividLogic, the Company will make an earnout payment of $257,000 in the second quarter of fiscal 2012. Additional earn-out payments may be earned over each of the next two years ending January 31, 2012 and 2013 if certain performance goals are met.

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

7. Goodwill and Intangible Assets

Goodwill

Goodwill allocated to the Company’s reportable segments and changes in the carrying amount of goodwill for the first three months of fiscal 2012 were as follows:
	Goodwill
	Software	Servers & Storage	Media Services	Total
	(in thousands)
Balance at January 31, 2011	$45,097	$754	$19,422	$65,273
Transfer of Media Client software	(1,267)	1,267	-	-
Cumulative translation adjustment	2,241	-	988	3,229
Balance at April 30, 2011	$46,071	$2,021	$20,410	$68,502

As of August 1, 2010, the Company performed its annual impairment testing of goodwill associated with its three reporting segments and determined there was no goodwill impairment. Our projections used to evaluate goodwill as of August 1, 2010 have included changes to revenue and operating expense resulting from the restructuring plan that occurred during the third quarter of fiscal 2011.

The goodwill reallocation shown in the table relates to the reclassification of the Broadcast software solutions from the Software segment to the Servers and Storage segment effective on February 1, 2011. The goodwill was allocated based on a relative fair value approach using management estimates of fair value of the Broadcast software solutions product line. No impairment was recorded as a result of the change in segments.

Intangible Assets

Intangible assets consisted of the following:
		April 30, 2011			January 31, 2011
	Weighted average remaining life (Years)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
		(in thousands)			(in thousands)
Finite-lived intangible assets:
Customer contracts	6.9	$35,885	$(15,037)	$20,848	$34,576	$(14,291)	$20,285
Non-compete agreements	1.8	2,926	(1,412)	1,514	2,742	(1,104)	1,638
Completed technology	4.8	12,603	(5,394)	7,209	11,976	(4,775)	7,201
Trademarks and other	0.5	2,454	(2,133)	321	2,384	(1,946)	438
Total finite-lived intangible assets		$53,868	$(23,976)	$29,892	$51,678	$(22,116)	$29,562
Infinite-lived intangible assets:
Trade names	Infinite	$200	$-	$200	$200	$-	$200
In-process research and development	Infinite	594	-	594	544	-	544
Total infinite-lived intangible assets		$794	$-	$794	$744	$-	$744
Total intangible assets		$54,662	$(23,976)	$30,686	$52,422	$(22,116)	$30,306

Estimated future amortization expenses related to the above intangible assets at April 30, 2011 are as follows:

Fiscal Year	(in thousands)
2012 (for the remaining nine months ending January 31, 2012)	$3,863
2013	4,923
2014	3,965
2015	3,802
2016 and thereafter	13,339
Total	$29,892

8. Commitments and Contingencies

ARRIS Litigation

On July 31, 2009, ARRIS Group, Inc. (“ARRIS”) filed a contempt motion in the U.S. District Court for the District of Delaware against SeaChange International relating to U.S. Patent No 5,805,804 (the “804 patent”), a patent in which ARRIS has an ownership interest. In its motion, ARRIS is seeking further patent royalties and the enforcement of the permanent injunction entered by the Court on April 6, 2006 against certain SeaChange products. On August 3, 2009, SeaChange filed a complaint seeking a declaratory judgment from the Court that its products do not infringe the ‘804 patent and asserting certain equitable defenses. Discovery and briefing on the ARRIS contempt motion were completed on April 29, 2011 with the briefing now fully submitted for decision. SeaChange changed the product that was the subject of the first patent lawsuit regarding the ‘804 patent to specifically avoid any further claims of alleged infringement under the ‘804 patent. In addition, on March 15, 2007 SeaChange petitioned the U.S. Patent and Trademark Office to re-examine the ‘804 patent in view of the claim construction that was given in the prior trial regarding the ‘804 patent. As a result of the re-examination, the patent examiner cancelled the first three claims of the ‘804 patent. SeaChange believes that ARRIS’s contempt motion is without merit, and that SeaChange's products do not infringe the ‘804 patent.

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

9. Restructuring

During the three months ended April 30, 2010, the Company took actions to lower its cost structure as it strives to improve its financial performance. The Company continues to review its Servers and Storage business and may incur additional restructuring costs to align the cost structure more closely with the forecasted revenues.

The severance amounts reported as a component of accrued liabilities on the Balance Sheet as of April 30, 2011 were as follows:
(in thousands)	Severance
Accrual balance as of January 31, 2011	$408
Severance costs paid	(321)
Accrual balance as of April 30, 2011	$87

10. Stock-Based Compensation and Stock Incentive Plans

2005 Stock Plan.

Pursuant to the 2005 Plan, SeaChange may grant restricted stock units (RSUs) that entitle the recipient to acquire shares of SeaChange’s common stock. Awards of restricted stock units vest in equal increments on each of the first three anniversaries of the grant of the award. Stock-based compensation expense associated with the restricted stock units is charged for the market value of the Company’s stock on the date of grant, assuming nominal forfeitures, and is amortized over the awards’ vesting period on a straight-line basis for awards with only a service condition and graded vesting basis for awards that include both a performance and service condition. As of January 31, 2011 there were 87,995 RSUs available to be granted. Approximately 422,245 RSUs were earned by the Company executive officers under the Company’s fiscal 2011 performance-based plan and 224,309 RSUs pursuant to discretionary grants made in the first quarter of fiscal 2012. Accordingly, all grants of equity awards by SeaChange since January 31, 2011 have been made contingent on shareholder approval. These RSUs were not awarded due to the Company not having sufficient RSUs available within the 2005 Plan to satisfy the RSUs earned. The Company recorded a liability totaling $2.7 million on the Consolidated Balance Sheet as of April 30, 2011 for the estimated fair value of the award. The award will be re-measured quarterly until the increase in the RSUs is approved by the shareholders. These shares will be awarded subject to shareholder approval at the Company’s annual meeting on July 20, 2011.

11. Treasury Stock

On May 26, 2010, SeaChange’s Board of Directors authorized the repurchase of up to $20.0 million of its common stock, par value $.01 per share, through a share repurchase program. As authorized by the program, shares may be purchased in the open market or through privately negotiated transactions in a manner consistent with applicable securities laws and regulations, including pursuant to a Rule 10b5-1 plan maintained by the Company. This share repurchase program does not obligate the Company to acquire any specific number of shares and may be suspended or discontinued at any time. All repurchases are expected to be funded from the Company’s current cash and investment balances. The timing and amount of the shares to be repurchased will be based on market conditions and other factors, including price, corporate and regulatory requirements and alternative investment opportunities. The repurchase program terminates on January 31, 2012. There were no stock repurchases during the three months ended April 30, 2011.

12. Segment Information

The Company is managed and operated as three segments, Software, Servers and Storage, and Media Services. Effective February 1, 2011, the Company realigned its segments by reclassifying the Broadcast software solutions from the Software segment to the Servers and Storage segment. The Company believes the Broadcast software product line is better aligned with the Servers and Storage segment and therefore made the decision in the first quarter of fiscal 2012 to have this product line managed by the Servers and Storage Business Unit Manager. The Segment data for the first quarter of fiscal 2011 has been recast to reflect the reclassification of the Broadcast software solutions to Servers and Storage. The reclassification of the Broadcast software solutions resulted in a recast of $1.4 million of revenue, and did not have a material impact to income from operations from the Software segment to the Servers and Storage segment for the three months ended April 30, 2010. A description of the three reporting segments is as follows:

•
Software segment includes product revenues from the Company’s Advertising, VOD, Middleware, Home Networking and related services such as professional services, installation, training, project management, product maintenance, technical support and software development for those software products, and operating expenses relating to the Software segment such as research and development, selling and marketing and amortization of intangibles.

•
Servers and Storage segment includes product revenues from VOD and Broadcast server and software solutions and related services such as professional services, installation, training, project management, product maintenance, and technical support for those products and operating expenses relating to the Servers and Storage segment, such as research and development and selling and marketing.

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

	Three Months Ended
	April 30,
	2011	2010
	(in thousands)
Software
Revenue:
Products	$14,214	$20,126
Services	21,317	19,955
Total revenue	35,531	40,081
Gross profit	20,425	22,086
Operating expenses:
Research and development	9,070	10,169
Selling and marketing	6,218	4,328
General and administrative	417	176
Amortization of intangibles	790	797
Restructuring	-	345
	16,495	15,815
Income from operations	$3,930	$6,271

Servers and Storage
Revenue:
Products	$4,771	$4,508
Services	2,851	3,631
Total revenue	7,622	8,139
Gross profit	3,161	3,684
Operating expenses:
Research and development	1,997	3,395
Selling and marketing	1,134	2,056
Restructuring	-	3,056
	3,131	8,507
Income (loss) from operations	$30	$(4,823)

Media Services
Service revenue	$8,907	$6,368
Gross profit	1,298	1,608
Operating expenses:
General and administrative	987	879
Amortization of intangibles	35	71
	1,022	950
Income from operations	$276	$658

Unallocated Corporate
Operating expenses:
General and administrative	$5,088	$5,746
Restructuring	$-	$911
Total unallocated corporate expenses	$5,088	$6,657

Consolidated loss from operations	$(852)	$(4,551)

The following table summarizes revenues by geographic locations:

	Three Months Ended
	April 30,
	2011		2010
	Amount	%	Amount	%
	(in thousands, except percentages)
Revenues by customers' geographic locations:
North America	$25,938	50%	$34,396	63%
Europe and Middle East	21,838	42%	14,064	26%
Latin America	1,519	3%	3,692	7%
Asia Pacific and other international locations	2,765	5%	2,436	4%
Total	$52,060		$54,588

The following summarizes revenues by significant customer where such revenue exceeded 10% of total revenues for the indicated period:
	Three Months Ended
	April 30,	April 30,
	2011	2010
Customer A	19%	35%
Customer B	10%	12%

At April 30, 2011, two different customers accounted for approximately 16% and 10%, respectively, of the accounts receivable and unbilled receivables balances, and at January 31, 2011, three customers accounted for 35%, 17%, and 12%, respectively, of SeaChange’s accounts receivable and unbilled receivables balances.

13. Income Taxes

For the three months ended April 30, 2011, the Company recorded an income tax provision of $1,000 on losses before tax of $500,000 . The difference between our forecasted effective tax rate of 18% for fiscal 2012 and the federal statutory rate of 35% is primarily due to the differential in foreign tax rates.

For the three months ended April 30, 2010, the Company recorded an income tax expense of $594,000 on income before tax of $20.1 million resulting in an effective tax rate of 3%. The difference in the fiscal 2011 period between our effective tax rate and the federal statutory rate of 35% was primarily due to a reduction of a portion of the valuation allowance against the Company’s deferred tax assets due to the Company having met the “more likely than not” realization criteria on its U.S. deferred tax assets resulting from the gain related to the Company’s equity investment in Casa Systems, Inc and the benefit of the reduction in deferred tax assets associated with the deferred tax liabilities from the acquisition of VividLogic. Previously, the Company maintained a full valuation allowance and will continue to monitor available information in determining whether there is sufficient evidence to consider releasing some or all of the remaining valuation allowance.

The effective income tax rate is based upon the estimated income for the year, the composition of the income in different countries and adjustments, if any, in the applicable quarterly periods for the potential tax consequences, benefits, resolution of tax audits or other tax contingencies. Our income tax provision or benefit consists of federal, foreign, and state income taxes.

14. Comprehensive Income

The components of comprehensive income consisted of the following:
	Three Months Ended
	April 30,
	2011	2010
	(in thousands)
Net (loss) income	$(384)	$20,298
Other comprehensive income:
Foreign currency translation adjustment	5,043	(3,049)
Unrealized loss on marketable securities, net of tax	(26)	(48)
Other comprehensive income, net of tax	5,017	(3,097)
Comprehensive income	$4,633	$17,201

15. Earnings Per Share

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

For the three months ended April 30, 2011 and 2010, there were 1,932,693 and 3,012,600 of common stock equivalents, respectively, which were anti-dilutive based on the Company’s stock price being lower than the option exercise price. The number of options that were anti-dilutive at April 30, 2011 includes 544,000 shares, whose dilutive effect was not included in the calculation as a result of the Company’s net loss for the quarter.

Below is a summary of the shares used in calculating basic and diluted income per share for the periods indicated:

	Three Months Ended
	April 30,
	2011	2010
	(in thousands)
Weighted average shares used in calculating earnings per share—Basic	31,934	31,270
Dilutive common stock equivalents	-	462
Weighted average shares used in calculating earnings per share—Diluted	31,934	31,732

16. Related Party

On September 1, 2009, SeaChange completed its acquisition of eventIS from a holding company in which Erwin van Dommelen, elected President of SeaChange Software in March 2010, has a 31.5% interest. On closing the transaction, SeaChange made cash payments to the holding company totaling $37.0 million and issued $1.1 million of restricted shares. SeaChange is obligated to make additional fixed payments to the holding company of deferred purchase price under the eventIS share purchase agreement, each such payment to be in an aggregate amount of $2.8 million with $1.7 million payable in cash and $1.1 million payable by the issuance of restricted shares of SeaChange common stock, which will vest in equal installments over three years starting on the first anniversary date of the purchase agreement for three years. At the option of the former shareholder of eventIS, up to forty percent of each payment otherwise to be made in restricted stock may be payable in cash on the vesting dates of the restricted shares. On September 1, 2010, the Company paid $1.8 million and issued 75,000 shares (approximate value $615,000) of restricted stock that will vest annually over three years. The remaining $410,000 will be paid out in equal installments on September 1, 2011, 2012, and 2013. Under the earn-out provisions of the share purchase agreement a payment of $340,000 for fiscal 2011 will be paid in the second quarter of fiscal 2012. Additional earn-out payments may be earned over each of the next two years ended January 31, 2012 and 2013 if certain performance goals are met.

17. Recently Issued Accounting Standard Updates

Impact of Recently Adopted Accounting Guidance

Revenue Recognition for Arrangements with Multiple Deliverables

In September 2009, the FASB amended the guidance for revenue recognition in multiple-element arrangements. It has been amended to remove from the scope of industry specific revenue accounting guidance for software and software related transactions, tangible products containing software components and non-software components that function together to deliver the product’s essential functionality. The guidance now requires an entity to provide updated guidance on whether multiple deliverables exist, how the deliverables in an arrangement should be separated, and the consideration allocated; and allocates revenue in an arrangement using estimated selling prices of deliverables for these products if a vendor does not have vendor-specific objective evidence (“VSOE”) or third-party evidence of selling price. The guidance also eliminates the use of the residual method and requires an entity to allocate revenue using the relative selling price method for these products. The accounting changes summarized are effective for fiscal years beginning on or after June 15, 2010. The Company adopted the new guidance in the first quarter of 2011 on a prospective basis. (See Note 2).

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following information should be read in conjunction with the unaudited consolidated financial information and the notes thereto included in this Quarterly Report on Form 10-Q. In addition to historical information, the following discussion and other parts of this Quarterly Report contain forward-looking statements, as that term is defined in the Private Securities Litigation Reform Act of 1995, which involve risks and uncertainties. You should not place undue reliance on these forward-looking statements. Actual events or results may differ materially due to competitive factors and other factors referred to in Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for our fiscal year ended January 31, 2011 and elsewhere in this Quarterly Report. These factors may cause our actual results to differ materially from any forward-looking statement.

Overview

We are a global leader in the delivery of multi-screen video. Our products and services facilitate the aggregation, licensing, storage, management and distribution of video, television programming, and advertising content to cable system operators, telecommunications companies and broadcast television companies.

The Company is managed and operated as three segments, Software, Servers and Storage, and Media Services. Effective February 1, 2011, the Company realigned its segments by reclassifying the Broadcast software solutions from the Software segment to the Servers and Storage segment. The Company believes the Broadcast software product line is better aligned with the Servers and Storage segment and therefore made the decision in the first quarter of fiscal 2012 to have this product line managed by the Servers and Storage Business Unit Manager. The Segment data for the first quarter of fiscal 2011 has been recast to reflect the reclassification of the Broadcast software solutions to Servers and Storage. The reclassification of the Broadcast software solutions resulted in a recast of $1.4 million of revenue, and did not have a material impact to income from operations from the Software segment to the Servers and Storage segment for the three months ended April 30, 2010. A description of the three reporting segments is as follows:

•
Software segment includes product revenues from the Company’s Advertising, VOD, Middleware, Home Networking and related services such as professional services, installation, training, project management, product maintenance, technical support and software development for those software products, and operating expenses relating to the Software segment such as research and development, selling and marketing and amortization of intangibles.

•
Servers and Storage segment includes product revenues from VOD and Broadcast server and software solutions and related services such as professional services, installation, training, project management, product maintenance, and technical support for those products and operating expenses relating to the Servers and Storage segment, such as research and development and selling and marketing.

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

Our operating results are significantly influenced by a number of factors, including the mix of products sold and services provided, pricing, costs of materials used in our products, and the expansion of our operations during the fiscal year. We price our products and services based upon our costs and consideration of the prices of competitive products and services in the marketplace. The costs of our products primarily consist of the costs of components and subassemblies that have generally declined from product introduction to product maturity. As a result of the growth of our business, our operating expenses have historically increased in the areas of research and development, selling and marketing, and administration. In the current state of the economy, we currently expect that customers may still have limited capital spending budgets as we believe they are dependent on advertising revenues to fund their capital equipment purchases. Accordingly, we expect our financial results to vary from quarter to quarter and our historical financial results are not necessarily indicative of future performance. In light of the higher proportion of our international business, we expect movements in foreign exchange rates to have a greater impact on our financial condition and results of operations in the future.

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

Revenue Recognition

SeaChange’s transactions frequently involve the sales of hardware, software, systems and services in multiple element arrangements. Revenues from sales of hardware, software and systems that do not require significant modification or customization of the underlying software are recognized when title and risk of loss has passed to the customer, there is evidence of an arrangement, fees are fixed or determinable and collection of the related receivable is considered probable. Customers are billed for installation, training, project management and at least one year of product maintenance and technical support at the time of the product sale. Revenue from these activities are deferred at the time of the product sale and recognized ratably over the period these services are performed. Revenue from ongoing product maintenance and technical support agreements are recognized ratably over the period of the related agreements. Revenue from software development contracts that include significant modification or customization, including software product enhancements, is recognized based on the percentage of completion contract accounting method using labor efforts expended in relation to estimates of total labor efforts to complete the contract. Accounting for contract amendments and customer change orders are included in contract accounting when executed. Revenue from shipping and handling costs and other out-of-pocket expenses reimbursed by customers are included in revenues and cost of revenues. SeaChange’s share of intercompany profits associated with sales and services provided to affiliated companies are eliminated in consolidation in proportion to our equity ownership

The Company has historically applied the software revenue recognition rules as prescribed by Accounting Standards Codification (ASC) Subtopic 985-605. In October 2009, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) Number 2009-14, “Certain Revenue Arrangements That Include Software Elements,” which amended ASC Subtopic 985-605. This ASU removes tangible products containing software components and non-software components that function together to deliver the product’s essential functionality from the scope of the software revenue recognition rules. In the case of the Company’s hardware products with embedded software, the Company has determined that the hardware and software components function together to deliver the product’s essential functionality, and therefore, the revenue from the sale of these products no longer falls within the scope of the software revenue recognition rules. Revenue from the sale of software-only products remains within the scope of the software revenue recognition rules. Maintenance and support, training, consulting, and installation services no longer fall within the scope of the software revenue recognition rules, except when they are sold with and relate to a software-only product. Revenue recognition for products that no longer fall under the scope of the software revenue recognition rules is similar to that for other tangible products and ASU Number 2009-13, “Multiple-Deliverable Revenue Arrangements,” which amended ASC Topic 605 and was also issued in October 2009, is applicable for multiple-deliverable revenue arrangements. ASU 2009-13 allows companies to allocate revenue in a multiple-deliverable arrangement in a manner that better reflects the transaction’s economics. ASU 2009-13 and 2009-14 are effective for revenue arrangements entered into or materially modified in the Company’s fiscal year 2012.

Under the software revenue recognition rules, the fee is allocated to the various elements based on VSOE of fair value. Revenues under this method, the total arrangement value is allocated first to undelivered elements, based on their fair values, with the remainder being allocated to the delivered elements. Where fair value of undelivered service elements has not been established, the total arrangement value is recognized over the period during which the services are performed. The amounts allocated to undelivered elements, which may include project management, training, installation, maintenance and technical support and certain hardware and software components, are based upon the price charged when these elements are sold separately and unaccompanied by the other elements. The amount allocated to installation, training and project management revenue is based upon standard hourly billing rates and the estimated time required to complete the service. These services are not essential to the functionality of systems as these services do not alter the equipment’s capabilities, are available from other vendors and the systems are standard products. For multiple element arrangements that include software development with significant modification or customization and systems sales where vendor-specific objective evidence of the fair value does not exist for the undelivered elements of the arrangement (other than maintenance and technical support), percentage of completion accounting is applied for revenue recognition purposes to the entire arrangement with the exception of maintenance and technical support. All multiple-deliverable revenue arrangements negotiated prior to February 1, 2011 and the sale of all software-only products and associated services have been accounted for under this guidance during the quarter ended April 30, 2011.

Under the revenue recognition rules for tangible products as amended by ASU 2009-13, the fee from a multiple-deliverable arrangement is allocated to each of the deliverables based upon their relative selling prices as determined by a selling-price hierarchy. A deliverable in an arrangement qualifies as a separate unit of accounting if the delivered item has value to the customer on a stand-alone basis. A delivered item that does not qualify as a separate unit of accounting is combined with the other undelivered items in the arrangement and revenue is recognized for those combined deliverables as a single unit of accounting. The selling price used for each deliverable is based upon VSOE if available, third-party evidence (TPE) if VSOE is not available, and best estimate of selling price (BESP) if neither VSOE nor TPE are available. TPE is the price of the Company’s or any competitor’s largely interchangeable products or services in stand-alone sales to similarly situated customers. BESP is the price at which the Company would sell the deliverable if it were sold regularly on a stand-alone basis, considering market conditions and entity-specific factors. All multiple-deliverable revenue arrangements negotiated after February 1, 2011, excluding the sale of all software-only products and associated services, have been accounted for under this guidance during the quarter ended April 30, 2011.

The selling prices used in the relative selling price allocation method for certain of the Company’s services are based upon VSOE. The selling prices used in the relative selling price allocation method for third-party products from other vendors are based upon TPE. The selling prices used in the relative selling price allocation method for the Company’s hardware products, software, subscriptions, and customized services for which VSOE does not exist are based upon BESP. The Company does not believe TPE exists for these products and services because they are differentiated from competing products and services in terms of functionality and performance and there are no competing products or services that are largely interchangeable. Management establishes BESP with consideration for market conditions, such as the impact of competition and geographic considerations, and entity-specific factors, such as the cost of the product, discounts provided and profit objectives. Management believes that BESP is reflective of reasonable pricing of that deliverable as if priced on a stand-alone basis.

Since all of the Company’s revenue prior to the adoption of ASU 2009-14 fell within the scope of the software revenue recognition rules and the Company has only established VSOE for services, revenue in a multiple-deliverable arrangement involving products was frequently deferred until the last item was delivered. The adoption of ASU 2009-13 and 2009-14 has resulted in earlier revenue recognition in multiple-deliverable arrangements involving the Company’s hardware products with embedded software because revenue can be recognized for each of these deliverables based upon their relative selling prices as defined above. In the quarter ended April 30, 2011, revenue was $600,000 higher than it would have been if ASU 2009-13 and 2009-14 had not been adopted. The revenue impact by segment was an increase of $500,000 in the Software segment and $100,000 in the Servers and Storage segment.

Three Months Ended April 30, 2011 Compared to the Three Months Ended April 30, 2010

The following table sets forth statement of operations data for the three months ended April 30, 2011 and 2010.

	Three Months Ended
	April 30,
	2011	2010
	(in thousands)
Revenues:
Products	$18,985	$24,634
Services	33,075	29,954
	52,060	54,588

Costs and expenses:
Cost of product revenues	6,976	9,678
Cost of services revenues	20,200	17,532
Research and development	11,067	13,564
Selling and marketing	7,352	6,384
General and administrative	6,492	6,801
Amortization of intangibles	825	868
Restructuring	-	4,312
Loss from operations	(852)	(4,551)
Gain on sale of investment in affiliate	-	25,188
Other income, net	375	(569)
(Loss) income before income taxes and equity loss in earnings of affiliates	(477)	20,068
Income tax provision (benefit)	1	(342)
Equity income (loss) in earnings of affiliates, net of tax	94	(112)
Net (loss) income	$(384)	$20,298

Revenues

The following table summarizes information about the Company’s reportable segment revenues for the three months ended April 30, 2011 and 2010.

	Three Months Ended
	April 30,
	2011	2010	%
	(in thousands, except for percentage data)
Software revenues:
Products	$14,214	$20,126	(29)%
Services	21,317	19,955	7%
Total Software revenues	35,531	40,081	(11)%

Servers and Storage revenues:
Products	4,771	4,508	6%
Services	2,851	3,631	(21)%
Total Servers and Storage revenues	7,622	8,139	(6)%

Media Services:
Services	8,907	6,368	40%

Total consolidated revenue:
Products	18,985	24,634	(23)%
Services	33,075	29,954	10%
Total consolidated revenues	$52,060	$54,588	(5)%

Product Revenues. Product revenues decreased 23% to $19.0 million in the three months ended April 30, 2011 from $24.6 million in the three months ended April 30, 2010. Product revenues from the Software segment accounted for 75% and 82% of the total product revenue for the three months ended April 30, 2011 and 2010, respectively. The Servers and Storage segment accounted for 25% and 18% of total product revenues in the three months ended April 30, 2011 and 2010, respectively. The decrease in Product revenues compared to the first quarter ending April 30, 2010 was due to a significant VOD software product shipment to a large North American customer in last year’s first quarter. In addition, the decrease in Product revenues was due to a portion of middleware revenues from Virgin Media that were recorded as service revenues during the three months ended April 30, 2011, while recorded entirely as product revenue in prior quarters. In prior periods, the agreement with Virgin Media provided for licensing rights specified enhancements to the software and therefore the associated revenues were classified as product revenues. However, the agreement in the first quarter of fiscal 2012 provided for software licensing rights and software maintenance services

Services Revenues. Services revenues increased 10% year over year to $33.1 million in the three months ended April 30, 2011 from $30.0 million in the three months ended April 30, 2010. For the three months ended April 30, 2011 and 2010, services revenues for the Software segment accounted for 64% and 67%, respectively, of the total services revenue. Servers and Storage services revenue accounted for 9% and 12% of total services revenue and Media Services revenue accounted for 27% and 21% of total services revenues in the three months ended April 30, 2011 and 2010, respectively. The increase in Service revenues compared to the three months ended April 30, 2010 was due to the reclassification of a portion of middleware revenues from Virgin Media from product revenues to Service revenues as noted previously, and increased Media Service revenues from customers in Greece, France, and Dubai. Partially offsetting these increases were lower VOD server maintenance and warranty revenues.

For the three months ended April 30, 2011, two customers accounted for more than 29% of our total revenues, and two customers accounted for more than 47% of our total revenues for the three months ended April 30, 2010. Revenue from each of these customers was included in revenue from the Software, Servers and Storage, and Media Services segments. We believe that a significant amount of our revenues will continue to be derived from a limited number of customers.

International sales accounted for approximately 54% and 39% of total revenues in the three months ended April 30, 2011 and 2010, respectively. With the acquisition of eventIS, headquartered in the Netherlands, and continued growth in our Media Services business at ODG, we expect that international products and services revenues will be a significant portion of our business in the future.

Software Revenues. Revenues from our Software segment for the three months ended April 30, 2011 decreased $4.6 million, or an 11% decrease compared to the three months ended April 30, 2010. The 29% decrease in the Software products revenues was due to a significant VOD software order to a large North American customer that was recognized as revenue in last year’s first quarter. In addition, the decrease in software product revenues stemmed from the reclassification of a portion of middleware revenues from Virgin Media to service revenues that was partially offset by increased software revenues from eventIS. The $1.4 million or 7% increase in services revenue compared to the three months ended April 30, 2010 was due mainly to the reclassification of middleware revenue from Virgin Media.

Servers and Storage Revenues. Revenues from the Servers and Storage segment for the three months ended April 30, 2011 decreased $517,000 or 6% compared to the three months ended April 30, 2010. The decrease in service revenues in the Servers and Storage segment was due to a decrease in maintenance and warranty revenues from two North American customers.

Media Services. Revenues from Media Services increased by approximately $2.5 million or 40% to $8.9 million in the three months ended April 30, 2011 compared to the three months ended April 30, 2010. The increase in revenue was due primarily to the signing of a contract extension during the three months ended April 30, 2011 with a customer from Greece, as well as a recent contract win from a customer in France and increased content processing revenues from a customer in Dubai.

Product Gross Profit. Costs of product revenues consist primarily of the cost of purchased material components and subassemblies, labor and overhead relating to the final assembly and testing of complete systems and related expenses. The gross profit percentage for products increased to 63% for the three months ended April 30, 2011 from 61% for the three months ended April 30, 2010. The increase in product margin was due to lower than normal margin for a significant product shipment in last year’s first quarter.

Services Gross Profit. Cost of services revenues consist primarily of labor, materials and overhead relating to the installation, training, product maintenance and technical support, software development, and project management provided by us and costs associated with providing video content services. The gross profit percentage for services decreased to 39% from 42% for the three months ended April 30, 2011 and April 30, 2010. The decrease was due to lower Media service margin and last year’s first quarter included the Comcast software subscription agreement extensions as service revenue which typically carry higher margin than typical service margins.

Software Revenues Gross Profit. Software segment gross margin of 57% for the three months ended April 30, 2011 was two percentage points higher compared to the three months ended April 30, 2010. The increase in Software gross margins was primarily due to a greater mix of higher margin advertising and VOD software product revenues in the first quarter of fiscal 2012 compared to the first quarter of fiscal 2011.

Servers and Storage Gross Profit. Servers and Storage segment gross margin of 41% in the three months ended April 30, 2011 was four points lower than in the three months ended April 30, 2010 due to an increased customer mix of Broadcast server revenue which typically carry lower margin.

Media Services Gross Profit. Media Services segment gross margin of 15% for the three months ended April 30, 2011 was ten percentage points lower than the gross margin for the three months ended April 30, 2010 due to higher headcount-related costs to support recent customer contract wins in Europe, the Middle East, and South Africa.

Research and Development. Research and development expenses consist primarily of the compensation of development personnel, depreciation of development and test equipment and an allocation of related facilities expenses. Research and development expenses decreased to $11.1 million, or 21% of total revenues, in the three months ended April 30, 2011, from $13.6 million or 25% of total revenues, in the three months ended April 30, 2010. The decrease year over year is primarily due to lower Servers and Storage and Software segment domestic headcount-related costs, partially offset by increased Philippine engineering costs.

Selling and Marketing. Selling and marketing expenses consist primarily of compensation expenses, including sales commissions, travel expenses and certain promotional expenses. Selling and marketing expenses increased from $6.4 million, or 12% of total revenues, in the three months ended April 30, 2010, to $7.4 million, or 14% of total revenues, in the three months ended April 30, 2011. The increase compared to the three months ended April 30, 2010 was primarily due to higher rates of external commission expense related to one of our resellers and higher performance-based compensation expense partially offset by lower internal commission expense due to lower product sales.

General and Administrative. General and administrative expenses consist primarily of the compensation of executive, finance, human resource and administrative personnel, legal and accounting services and an allocation of related facilities expenses. In the three months ended April 30, 2011, general and administrative expenses decreased to $6.5 million, or 12% of total revenues, from $6.8 million, or 12% of total revenues, in the three months ended April 30, 2010. General and administrative expense the first quarter of last year included transaction costs related to the VividLogic acquisition, the absence of which was partially offset by higher legal fees related to the ARRIS litigation and performance-based compensation expense in the 2011 period.

Amortization of intangible assets. Amortization expense consists of the amortization of acquired intangible assets which are operating expenses and not considered costs of revenues. In the three months ended April 30, 2011 and 2010, amortization expense was $825,000 and $868,000, respectively. Additional amortization expense of $519,000 and $466,000 for the three months ended April 30, 2011 and 2010, respectively, related to acquired technology that was charged to cost of sales.

Restructuring. During the first quarter of fiscal 2011, the Company took actions to lower its cost structure as it strives to improve its financial performance and incurred restructuring charges totaling $1.1 million related to severance costs for the termination of 34 employees, primarily in research and development areas in the Servers and Storage segment, and the disposal of fixed assets totaling $1.3 million as a direct result of the restructuring plan.

Other income (expense), net. Other income (expense), net was $375,000 of income in the three months ended April 30, 2011, compared to $569,000 of expense in the three months ended April 30, 2010. The $375,000 of income for the three months ended April 30, 2011 was comprised primarily of $287,000 of foreign exchange gains. The $569,000 of expense for the three months ended April 30, 2010, comprised primarily of $510,000 of foreign exchange translation losses. Translation gains and losses at our various foreign subsidiaries (where the functional currency is the US Dollar) are derived from fluctuations in exchange rates between the various currencies and the U.S dollar.

Equity Income (Loss) in Earnings of Affiliates. Equity income (loss) in earnings of affiliates was $94,000 and ($112,000) in the three months ended April 30, 2011 and 2010, respectively. For the three months ended April 30, 2011, $53,000 of equity loss was recognized from On Demand Deutschland, net of $147,000 in accreted gains related to customer contracts and content licensing agreements and a capital distribution related to reimbursement of previously incurred costs. For the three months ended April 30, 2010, the equity loss related to On Demand Deutschland was $250,000 net of $138,000 in accreted gains related to customer contracts and content licensing agreements and a capital distribution related to reimbursement of previously incurred costs.

Income Tax Provision. For the three months ended April 30, 2011, the Company recorded an income tax provision of $1,000 on losses before tax of $477,000. The difference between our forecasted effective tax rate and the federal statutory rate of 35% was primarily due to the differential in foreign tax rates and the utilization of U.S. tax credits. The effective income tax rate is based upon the estimated income for the year, the composition of the income in different countries and adjustments, if any, in the applicable quarterly periods for the potential tax consequences, benefits, resolution of tax audits or other tax contingencies.

Non-GAAP Measures. As part of our ongoing review of financial information related to our business, we regularly use non-GAAP measures, in particular, adjusted non-GAAP earnings per share, as we believe they provide a meaningful insight into our business and trends. We also believe that these adjusted non-GAAP measures provide readers of our financial statements with useful information and insight with respect to the results of our business. However, the presentation of adjusted non-GAAP information is not intended to be considered in isolation or as a substitute for results prepared in accordance with GAAP. Below are tables for the three months ended April 30, 2011 and 2010, respectively:

	Three Months Ended			Three Months Ended
	April 30, 2011			April 30, 2010
	GAAP	Adjustment	Non-GAAP	GAAP	Adjustment	Non-GAAP
	(in thousands except share data)			(in thousands except share data)
Revenues	$52,060	$2	$52,062	$54,588	$1,817	$56,405

Operating expenses	25,736		25,736	31,929		31,929
Stock-based compensation	-	1,544	1,544	-	498	498
Amortization of intangible assets	-	1,344	1,344	-	1,348	1,348
Restructuring	-	-	-	-	4,312	4,312
Acquisition related costs	-	-	-	-	826	826
	25,736	2,888	22,848	31,929	6,984	24,945

(Loss) income from operations	(852)	2,890	2,038	(4,551)	8,801	4,250

Income from sale of investment in affiliate	-	-	-	25,188	(25,188)	-

Income tax (provision) benefit impact	(1)	(421)	(422)	342	(802)	(460)

Net (loss) income	$(384)	$2,469	$2,085	$20,298	$(17,189)	$3,109
Diluted (loss) income per share	$(0.01)	$0.07	$0.06	$0.64	$(0.54)	$0.10
Diluted weighted average common shares outstanding	31,934	32,478	32,478	31,732	31,732	31,732

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

Deferred software revenue. Business combination accounting rules require us to account for the fair value of customer contracts assumed in connection with our acquisitions. Because customer contracts may take up to 18 months to complete, our GAAP revenues subsequent to these acquisitions do not reflect the full amount of software revenues on assumed customer contracts that would have otherwise been recorded by eventIS Group B.V. and VividLogic, Inc. We believe this adjustment is useful to investors as a measure of the ongoing performance of our business because we have historically experienced high renewal rates on similar customer contracts, although we cannot be certain that customers will renew these contracts.

Stock-based compensation expenses. We have excluded the effect of stock-based compensation and stock-based payroll expenses from our non-GAAP operating expenses and net income measures. Although stock-based compensation is a key incentive offered to our employees, we continue to evaluate our business performance excluding stock-based compensation expenses. Stock-based compensation expenses will recur in future periods.

	Three Months Ended
	April 30,	April 30,
	2011	2010
	(in thousands)
Cost of revenues	$151	$67
Research and development	225	135
Selling and marketing	426	105
General and administrative	742	191
Total stock-based compensation	$1,544	$498

Amortization of intangible assets. We have excluded the effect of amortization of intangible assets from our non-GAAP operating expenses and net income measures. Amortization of intangibles is inconsistent in amount and frequency and is significantly affected by the timing and size of our acquisitions.

	Three Months Ended
	April 30,	April 30,
	2011	2010
Cost of revenues	$519	$480
Operating expenses	825	868
Total amortization of intangibles	$1,344	$1,348

Restructuring. We incurred charges due to the restructuring of our business including severance charges, write down of inventory to net realizable value, and the disposal of fixed assets resulting from the restructuring, which we generally would not have otherwise incurred in the periods presented as part of our continuing operations.

Acquisition related and other expenses. During the three months ended April 30, 2010, we incurred significant expenses in connection with our acquisitions of eventIS Group B.V. and VividLogic, Inc. and also incurred certain other operating expenses, which we generally would not have otherwise incurred in the periods presented as a part of our continuing operations. Acquisition related and other expenses consist of transaction costs, costs for transitional employees, other acquired employee related costs, integration related professional services and the change of fair value related to contingent considerations.

Income from sale of investment in affiliate. During the three months ended April 30, 2010, we generated income due to the sale of our investment in Casa Systems, Inc. We excluded the income generated by this investment due to its non-recurring nature.

Income tax benefit (provision) impact. The non-GAAP income tax adjustment reflects the effective tax rate for the year in which the non-GAAP adjustment occurs and excludes any changes in the tax valuation allowance arising from the gain on the sale of the equity investment in Casa Systems, Inc.

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

Liquidity and Capital Resources

Historically, we have financed our operations and capital expenditures primarily with cash on-hand. Cash and marketable securities increased $4.8 million from $86.2 million at January 31, 2011 to $91.0 million at April 30, 2011. Working capital increased from $92.6 million at January 31, 2011 to $96.0 million at April 30, 2011. The increase in cash and marketable securities in the first quarter of fiscal 2012 was primarily the result of an increase in cash provided by operating activities offset partially by deferred fixed payments to the former shareholders of VividLogic.

Net cash provided by operating activities was $6.7 million for the three months ended April 30, 2011 compared to net cash provided by operating activities of $12.2 million for the three months ended April 30, 2010. The net cash provided by operating activities for the three months ended April 30, 2011 was primarily the result of non-cash expenses providing $5.1 million and strong collection efforts resulting in a decrease of $3.0 million in accounts receivable both of which were partially offset by a decrease in customer deposits.

Net cash used by investing activities was $2.5 million for the three months ended April 30, 2011 compared to net cash provided by investing activities of $18.9 million for the three months ended April 30, 2010. Investment activities for the three months ended April 30, 2011 consisted mainly of the payment of $3.0 million of deferred fixed payments to the former shareholders of VividLogic .

Net cash provided by financing activities was $1.4 million for the three months ended April 30, 2011 and net cash provided by financing activities was $931,000 for the three months ended April 30, 2010. In the three months ended April 30, 2011, the cash provided by financing activities was $1.4 million of proceeds from the issuance of common stock in connection with stock option exercises.

Effect of exchange rates increased cash and cash equivalents by $421,000 for the three months ended April 30, 2011, due to the translation of ODG’s and eventIS’s cash balances, which use the British pound and the Euro, respectively, as their functional currencies, to U.S. dollars at April 30, 2011.

Under the share purchase agreement with the former shareholder of eventIS, on September 1, 2011 and 2012, the Company is obligated to make additional fixed payments, each in an aggregate amount of $2.8 million with $1.7 million payable in cash and $1.1 million payable by the issuance of restricted shares of SeaChange common stock, which will vest in equal installments over three years starting on the first anniversary of the date of issuance. At the option of the former shareholder of eventIS, up to forty percent of the payment otherwise to be paid in restricted stock may be payable instead in cash on the vesting date of the restricted shares. Under the earn-out provisions of the share purchase agreement a payment of $340,000 for fiscal 2011 will be paid in fiscal 2012. Additional earn-out payments may be earned over each of the next two years ended January 31, 2012 and 2013 if certain performance goals are met.

Under the share purchase agreement with the former shareholders of VividLogic, the Company made a payment of $3.0 million on February 1, 2011 and is obligated to make fixed payments of $1.0 million in cash on February 1, 2012 and 2013. In addition, the Company will make an earnout payment of $257,000 in fiscal 2012. Additional earn-out payments may be earned over each of the next two years ended January 31, 2012 and 2013 if certain performance goals are met.

The Company maintains a revolving line of credit with RBS Citizens (a subsidiary of the Royal Bank of Scotland Group plc) for $20.0 million which expires on October 31, 2012. Loans made under this revolving line of credit bear interest at a rate per annum equal to the bank’s prime rate. Borrowings under this line of credit are collateralized by substantially all of our assets. The loan agreement requires SeaChange to comply with certain financial covenants. As of April 30, 2011, we were in compliance with the financial covenants and there were no amounts outstanding under the revolving line of credit.

We are occasionally required to post letters of credit, issued by a financial institution, to secure certain sales contracts. Letters of credit generally authorize the financial institution to make a payment to the beneficiary upon the satisfaction of a certain event or the failure to satisfy an obligation. The letters of credit are generally posted for one-year terms and are usually automatically renewed upon maturity until such time as we have satisfied the commitment secured by the letter of credit. We are obligated to reimburse the issuer only if the beneficiary collects on the letter of credit. We believe that it is unlikely we will be required to fund a claim under our outstanding letters of credit. As of April 30, 2011, the full amount of the letters of credit of $1.5 million was supported by our credit facility.

On February 27, 2007, ODG, a wholly-owned subsidiary of SeaChange, entered into an agreement with Tele-Munchen Fernseh GmbH & Co. Produktionsgesellschaft (TMG) to create a joint venture named On Demand Deutschland GmbH & Co. KG. The related shareholder’s agreement requires ODG and TMG to provide cash contributions up to $4.2 million upon the request of the joint venture’s management and approval by the shareholders of the joint venture. To date the Company has contributed $1.6 million as required per the shareholders agreement.

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

	Software	Servers & Storage	Media Services	Total
	(in thousands)
Goodwill balance	$44,056	$2,021	$19,159	$65,236

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

Our projections for the next five years included increased revenue and operating expenses, in line with the expected revenue growth over the next five years based on current market and economic conditions and our historical knowledge of the reporting units. Historical growth rates served as only one input to the projected future growth used in the goodwill impairment analysis. These historical growth rates were adjusted based on other inputs from management regarding anticipated customer contracts. The forecasts have incorporated any changes to the revenue and operating expense resulting from the third quarter of fiscal 2011 restructuring plan. We projected growth for each reporting unit ranging from 6% to 9% annually for the Software and Services segment, a decline of 18% to growth of 9% for Servers and Storage segment, and growth from 28% to 88% annually for the Media Services segment. The higher projected growth for the Media Services segment is due to the recent contract wins by ODG and its recent year over year growth rate. We estimated the operating expenses based on a rate consistent with the current experience for of the each reporting units and estimated revenue growth over the next five years. The failure of any of our reporting units to execute as forecasted over the next five years could have an adverse effect on our annual impairment test. Future adverse changes in market conditions or poor operating results of the reporting unit could result in losses or an inability to recover the carrying value of the investments in reporting units, thereby possibly requiring an impairment charge in the future. We record an impairment charge when we believe an investment has experienced a decline in value that is other-than-temporary.

Effective February 1, 2011, the Company realigned its segments by reclassifying the Broadcast software solutions from the Software segment to the Servers and Storage segment. The goodwill reallocation shown in the table below relates to the reclassification of the Broadcast software solutions from the Software segment to the Servers and Storage segment effective on February 1, 2011. The goodwill was allocated based on a relative fair value approach using management estimates of fair value of the Broadcast Software solutions product line. No impairment was recorded as a result of the change in segments.

	Goodwill
	Software	Servers & Storage	Media Services	Total
	(in thousands)
Balance at January 31, 2011	$45,097	$754	$19,422	$65,273
Reallocation	(1,267)	1,267	-	-
Cumulative translation adjustment	2,241	-	988	3,229
Balance at April 30, 2011	$46,071	$2,021	$20,410	$68,502

We also monitor economic, legal and other factors as a whole and for each reporting unit between annual impairment tests to ensure that there are no indicators that make it more likely than not that there has been a decline in the fair value of the reporting unit below its carrying value. Specifically, we monitor industry trends, our market capitalization, recent and forecasted financial performance of our reporting units and the timing and nature of any restructuring activities. We do not believe that there are any indicators of impairment as of April 30, 2011. If these estimates or the related assumptions change, we may be required to record non-cash impairment charges for these assets in the future.

Impact of Recently Adopted Accounting Guidance

Revenue Recognition for Arrangements with Multiple Deliverables

In September 2009, the FASB amended the guidance for revenue recognition in multiple-element arrangements. It has been amended to remove from the scope of industry specific revenue accounting guidance for software and software related transactions, tangible products containing software components and non-software components that function together to deliver the product’s essential functionality. The guidance now requires an entity to provide updated guidance on whether multiple deliverables exist, how the deliverables in an arrangement should be separated, and the consideration allocated; and allocates revenue in an arrangement using estimated selling prices of deliverables for these products if a vendor does not have vendor-specific objective evidence (“VSOE”) or third-party evidence of selling price. The guidance also eliminates the use of the residual method and requires an entity to allocate revenue using the relative selling price method for these products. The accounting changes summarized are effective for fiscal years beginning on or after June 15, 2010. The Company adopted the new guidance in the first quarter of 2011 on a prospective basis.(See Note 2).

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

Substantially all of our international product sales are payable in United States Dollars (USD). In the case of our Media Services operations in the United Kingdom and eventIS in the Netherlands, product sales are generally payable in local currencies, providing a natural hedge for receipts and local payments. In light of the high proportion of our international businesses, we expect the risk of any adverse movements in foreign currency exchange rates could have an impact on our translated results within the Consolidated Statements of Operations and Balance Sheets. For the three months ended April 30, 2011, the Company generated a foreign currency translation gain of $5.0 million which was recorded as accumulated other comprehensive loss, increasing the Company’s equity section of the consolidated balance sheet over the prior year.

All foreign currency gains and losses are included in interest and other income, net, in the accompanying Consolidated Statements of Operations. In the three month period ending April 30, 2011, the Company recorded approximately $287,000 in gains due to international subsidiary translations and cash settlements of revenues and expenses.

Interest Rate Risk

Exposure to market risk for changes in interest rates relates primarily to the Company’s investment portfolio of marketable debt securities of various issuers, types and maturities and to SeaChange’s borrowings under its bank line of credit facility. The Company does not use interest rate related derivative instruments in its investment portfolio, and its investment portfolio only includes highly liquid instruments. Our cash and marketable securities include cash equivalents, which we consider to be investments purchased with original maturities of three months or less. There is risk that losses could be incurred if the Company were to sell any of its securities prior to stated maturity. Given the short maturities and investment grade quality of the portfolio holdings at April 30, 2011, a sharp change in interest rates should not have a material adverse impact on the fair value of our investment portfolio. Additionally, our long term marketable investments, which are carried at the lower of cost or market, have fixed interest rates, and therefore are subject to changes in fair value.

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

(b) Changes in internal controls over financial reporting As a result of the evaluation completed by the Company, and in which Messrs. Styslinger and Bisson participated, the Company has concluded that there were no changes during the fiscal quarter ended April 30, 2011 in its internal controls over financial reporting, which have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	Legal Proceedings

On July 31, 2009, ARRIS Group, Inc. (“ARRIS”) filed a contempt motion in the U.S. District Court for the District of Delaware against SeaChange International relating to U.S. Patent No 5,805,804 (the “804 patent”), a patent in which ARRIS has an ownership interest. In its motion, ARRIS is seeking further patent royalties and the enforcement of the permanent injunction entered by the Court on April 6, 2006 against certain SeaChange products. On August 3, 2009, SeaChange filed a complaint seeking a declaratory judgment from the Court that its products do not infringe the ‘804 patent and asserting certain equitable defenses. Discovery and briefing on the ARRIS contempt motion were completed on April 29, 2011 with the briefing now fully submitted for decision. SeaChange changed the product that was the subject of the first patent lawsuit regarding the ‘804 patent to specifically avoid any further claims of alleged infringement under the ‘804 patent. In addition, on March 15, 2007 SeaChange petitioned the U.S. Patent and Trademark Office to re-examine the ‘804 patent in view of the claim construction that was given in the prior trial regarding the ‘804 patent. As a result of the re-examination, the patent examiner cancelled the first three claims of the ‘804 patent. SeaChange believes that ARRIS’s contempt motion is without merit, and that SeaChange's products do not infringe the ‘804 patent.

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

In addition to the other information set forth in this Form 10-Q, you should carefully consider the risk factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended January 31, 2011, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Repurchase of the Company’s Equity Securities

On May 26, 2010, SeaChange’s Board of Directors authorized the repurchase of up to $20.0 million of its common stock, par value $.01 per share, through a share repurchase program. As authorized by the program, shares may be purchased in the open market or through privately negotiated transactions in a manner consistent with applicable securities laws and regulations, including pursuant to a Rule 10b5-1 plan maintained by the Company. This share repurchase program does not obligate the Company to acquire any specific number of shares and may be suspended or discontinued at any time. All repurchases are expected to be funded from the Company’s current cash and investment balances. The stock repurchase program will expire on January 31, 2012. There were no stock repurchases during the three months ended April 30, 2011.

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

Dated: June 9, 2011

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