Form 10-Q
period 2011-07-31
SEACHANGE INTERNATIONAL INC
filed 2011-09-09
CIK 1019671

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2011

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

The number of shares outstanding of the registrant’s Common Stock on September 2, 2011 was 32,202,522.

SEACHANGE INTERNATIONAL, INC.

Table of Contents

		Page

PART I. FINANCIAL INFORMATION

Item 1.	Unaudited Financial Statements

	Consolidated Balance Sheets at July 31, 2011 and January 31, 2011	3

	Consolidated Statements of Operations for the three and six months ended July 31, 2011 and July 31, 2010	4

	Consolidated Statements of Cash Flows for the six months ended July 31, 2011 and July 31, 2010	5

	Notes to Consolidated Financial Statements	6-18

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18-34

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	35

Item 4.	Controls and Procedures	35

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	36

Item 1A.	Risk Factors	36

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	36

Item 6.	Exhibits	37

SIGNATURES		38

PART I – FINANCIAL INFORMATION

ITEM 1. Financial Statements

SEACHANGE INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
	July 31,	January 31,
	2011	2011
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$85,757	$73,145
Restricted cash	1,200	1,332
Marketable securities	8,355	7,340
Accounts receivable, net of allowance for doubtful accounts of $954 and $995, respectively	32,088	48,843
Unbilled receivables	7,216	5,644
Inventories, net	14,580	14,393
Prepaid expenses and other current assets	7,002	7,148
Deferred tax assets	3,201	3,775
Total current assets	159,399	161,620
Property and equipment, net	35,256	36,381
Marketable securities, long-term	2,590	4,379
Investments in affiliates	3,052	2,913
Intangible assets, net	28,308	30,306
Goodwill	67,417	65,273
Other assets	2,023	2,163
Deferred tax assets, long-term	2,201	2,156
Total assets	$300,246	$305,191
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$7,396	$11,249
Other accrued expenses	15,710	16,528
Customer deposits	3,028	3,993
Deferred revenues	32,392	37,039
Deferred tax liabilities	167	183
Total current liabilities	58,693	68,992
Deferred revenue, long-term	5,812	6,930
Other liabilities, long-term	8,234	11,231
Distribution and losses in excess of investment	1,315	1,161
Taxes payable, long-term	3,062	3,013
Deferred tax liabilities, long-term	4,996	4,722
Total liabilities	82,112	96,049

Stockholders Equity:
Convertible preferred stock, $0.01 par value, 5,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.01 par value;100,000,000 shares authorized; 32,166,288 and 31,876,815 shares issued; 32,126,504 and 31,837,031 shares outstanding, respectively	323	319
Additional paid-in capital	212,166	207,121
Treasury stock, at cost 39,784 common shares	(1)	(1)
Accumulated earnings	10,925	10,521
Accumulated other comprehensive loss	(5,279)	(8,818)
Total stockholders’ equity	218,134	209,142
Total liabilities and stockholders’ equity	$300,246	$305,191

The accompanying notes are an integral part of these consolidated financial statements.

SEACHANGE INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share data)
(unaudited)

	Three Months Ended		Six Months Ended
	July 31,		July 31,
	2011	2010	2011	2010
Revenues:
Products	$17,618	$21,981	$36,603	$46,615
Services	32,472	29,655	65,547	59,610
Total revenues	50,090	51,636	102,150	106,225
Cost of revenues:
Products	6,005	9,105	12,981	18,783
Services	19,304	17,672	39,504	35,205
Total cost of revenues	25,309	26,777	52,485	53,988
Gross profit	24,781	24,859	49,665	52,237
Operating expenses:
Research and development	10,961	12,217	22,028	25,781
Selling and marketing	5,561	6,205	12,913	12,589
General and administrative	6,115	5,176	12,607	11,977
Amortization of intangibles	1,160	838	1,985	1,707
Restructuring	227	198	227	4,509
Total operating expenses	24,024	24,634	49,760	56,563
Income (loss) from operations	757	225	(95)	(4,326)
Gain on sale of investment in affiliate	-	-	-	25,188
Other income (expense), net	144	139	519	(430)
Income before income taxes and equity (loss) income in earnings of affiliates	901	364	424	20,432
Income tax provision (benefit)	40	(3,301)	41	(3,643)
Equity (loss) income in earnings of affiliates, net of tax	(74)	(131)	20	(245)
Net income	$787	$3,534	$403	$23,830
Income earnings per share:
Basic	$0.02	$0.11	$0.01	$0.76
Diluted	$0.02	$0.11	$0.01	$0.75
Weighted average common shares outstanding:
Basic	32,080	31,456	32,008	31,364
Diluted	32,684	32,018	32,549	31,864

The accompanying notes are an integral part of these consolidated financial statements.

SEACHANGE INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
 (in thousands)
(unaudited)

	Six Months Ended
	July 31,
	2011	2010
Cash flows from operating activities:
Net income	$403	$23,830
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	3,837	4,030
Amortization of intangibles and capitalized software	3,118	2,645
Inventory valuation charge	268	262
Provision for doubtful accounts receivable	(41)	(4)
Discounts earned and amortization of premiums on marketable securities	23	33
Equity loss in earnings of affiliates	(20)	245
Gain on sale of investment in affiliate	-	(25,188)
Stock-based compensation expense	2,446	847
Deferred income taxes	3,707	(5,583)
Changes in operating assets and liabilities:
Accounts receivable	14,752	8,901
Unbilled receivables	(366)	(555)
Inventories	(414)	1,626
Prepaid expenses and other assets	(1,876)	16
Accounts payable	(5,834)	(4,407)
Accrued expenses	1,116	1,505
Customer deposits	(965)	(1,911)
Deferred revenues	(6,259)	(531)
Other	569	(92)
Net cash provided by operating activities	14,464	5,669
Cash flows from investing activities:
Purchases of property and equipment	(1,500)	(2,584)
Purchases of marketable securities	(7,406)	(6,247)
Proceeds from sale and maturity of marketable securities	8,102	3,185
Payments for acquisitions, net of cash acquired	-	(9,538)
Payments of contingent consideration	(3,257)	(1,500)
Gross proceeds from sale of investment in affiliate	-	34,086
Release of restricted cash	136	(65)
Net cash (used) provided by investing activities	(3,925)	17,337
Cash flows from financing activities:
Purchases of treasury stock	-	(1,435)
Proceeds from issuance of common stock relating to the stock plans	1,769	2,264
Net cash provided by financing activities	1,769	829
Effect of exchange rate changes on cash and cash equivalents	304	(286)
Net increase (decrease) in cash and cash equivalents	12,612	23,549
Cash and cash equivalents, beginning of period	73,145	37,647
Cash and cash equivalents, end of period	$85,757	$61,196
Supplemental disclosure of cash flow activities:
Income taxes paid	$138	$2,726
Supplemental disclosure of non-cash activities:
Transfer of items originally classified as inventories to equipment	$457	$1,127

The accompanying notes are an integral part of these consolidated financial statements

SEACHANGE INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1. Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of SeaChange International, Inc. and its subsidiaries (“SeaChange” or the “Company”) in accordance with U.S. generally accepted accounting principles (U.S. GAAP) for interim financial reports and the instructions for Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared under generally accepted accounting principles have been condensed or omitted pursuant to such regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the Company’s most recently audited financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K as filed with the SEC for the fiscal year ended January 31, 2011. In the opinion of management, the accompanying financial statements include all adjustments necessary to present a fair presentation of the consolidated financial statements for the periods shown. Interim results are not necessarily indicative of the operating results for the full fiscal year or any future periods. The preparation of these financial statements in conformity with U.S. GAAP requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and disclosure of contingent assets and liabilities. Actual results may differ from management’s estimates. The only significant changes in our accounting policies during the three and six months ended July 31, 2011, as compared to the significant accounting policies described in our Annual Report on Form 10-K for the year ended January 31, 2011 are related to the adoption of the new accounting guidance regarding multiple element arrangements as described in footnote 2.

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

Under the software revenue recognition rules, the fee is allocated to the various elements based on Vendor Specific Objective Evidence (“VSOE”) of fair value. Under this method, the total arrangement value is allocated first to undelivered elements, based on their fair values, with the remainder being allocated to the delivered elements. Where fair value of undelivered service elements has not been established, the total arrangement value is recognized over the period during which the services are performed. The amounts allocated to undelivered elements, which may include project management, training, installation, maintenance and technical support and certain hardware and software components, are based upon the price charged when these elements are sold separately and unaccompanied by the other elements. The amount allocated to installation, training and project management revenue is based upon standard hourly billing rates and the estimated time required to complete the service. These services are not essential to the functionality of systems as these services do not alter the equipment’s capabilities, are available from other vendors and the systems are standard products. For multiple element arrangements that include software development with significant modification or customization and systems sales where vendor-specific objective evidence of the fair value does not exist for the undelivered elements of the arrangement (other than maintenance and technical support), percentage of completion accounting is applied for revenue recognition purposes to the entire arrangement with the exception of maintenance and technical support. All multiple-deliverable revenue arrangements negotiated prior to February 1, 2011 and the sale of all software-only products and associated services have been accounted for under this guidance during the six months ended July 31, 2011.

Under the revenue recognition rules for tangible products as amended by ASU 2009-13, the fee from a multiple-deliverable arrangement is allocated to each of the deliverables based upon their relative selling prices as determined by a selling-price hierarchy. A deliverable in an arrangement qualifies as a separate unit of accounting if the delivered item has value to the customer on a stand-alone basis. A delivered item that does not qualify as a separate unit of accounting is combined with the other undelivered items in the arrangement and revenue is recognized for those combined deliverables as a single unit of accounting. The selling price used for each deliverable is based upon VSOE if available, third-party evidence (TPE) if VSOE is not available, and best estimate of selling price (BESP) if neither VSOE nor TPE are available. TPE is the price of the Company’s or any competitor’s largely interchangeable products or services in stand-alone sales to similarly situated customers. BESP is the price at which the Company would sell the deliverable if it were sold regularly on a stand-alone basis, considering market conditions and entity-specific factors. All multiple-deliverable revenue arrangements negotiated after February 1, 2011, excluding the sale of all software-only products and associated services, have been accounted for under this guidance during the six months ended July 31, 2011.

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

Since all of the Company’s revenue prior to the adoption of ASU 2009-14 fell within the scope of the software revenue recognition rules and the Company has only established VSOE for services, revenue in a multiple-deliverable arrangement involving products was frequently deferred until the last item was delivered. The adoption of ASU 2009-13 and 2009-14 has resulted in earlier revenue recognition in multiple-deliverable arrangements involving the Company’s hardware products with embedded software because revenue can be recognized for each of these deliverables based upon their relative selling prices as defined above. In the three and six months ended July 31, 2011, revenue was $1.1 million and $1.7 million higher than it would have been if ASU 2009-13 and 2009-14 had not been adopted. The revenue impact by segment was an increase of $800,000 and $1.3 million in the Software segment for the three and six months ended July 31, 2011. The revenue impact in the Servers and Storage segment was an increase of $300,000 and $400,000 for the three and six months ended July 31, 2011.

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

Level 2: Observable market based inputs or unobservable inputs that are corroborated by market data.

Level 3: Unobservable inputs that are not corroborated by market data.

The Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of July 31, 2011 are as follows:

	July 31,	Fair Value Measurements Using
	2011	Level 1	Level 2	Level 3
		(in thousands)
Financial assets:
Money market accounts (a)	$7,400	$7,400	$-	$-
U.S. government agency issues (a)	10,945	8,453	2,492	-
Total assets	$18,345	$15,853	$2,492	$-

Other liabilities:
Acquisition-related consideration (b)	$11,702	$-	$-	$11,702

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

The following tables set forth a reconciliation of assets and liabilities transferred from Level 1 to Level 2. Investments are transferred from Level 1 to Level 2 when there is no active market price quoted within five business days of July 31, 2011:

	Level 1	Level 2
	Marketable Securities	Marketable Securities
	(in thousands)
Beginning balance January 31, 2011	$7,963	$3,756
Purchases	4,912	2,492
Sales/Maturities	(5,443)	(2,735)
Transfers between Level 1 and Level 2	1,021	(1,021)
Ending balance July 31, 2011	$8,453	$2,492

The following table sets forth a reconciliation of assets measured at fair value on a recurring basis with the use of significant unobservable inputs (Level 3) for the three months ended July 31, 2011:

Level 3
Accrued Contingent
Consideration
(in thousands)
Beginning balance April 30, 2011	$12,154
Change in fair value of contingent consideration	52
Contingency payment	(257)
Translation adjustment	(247)
Ending balance July 31, 2011	$11,702

The following is a summary of available for sale securities:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
July 31, 2011:
Cash	$78,357	$-	$-	$78,357
Cash equivalents	7,400	-	-	7,400
Cash and cash equivalents	85,757	-	-	85,757
US government agency issues	8,255	100	-	8,355

US government agency issues
Marketable securities—long-term	2,577	13	-	2,590
Total cash equivalents and marketable securities	$96,589	$113	$-	$96,702

January 31, 2011:
Cash	$66,539	$-	$-	$66,539
Cash equivalents	6,606	-	-	6,606
Cash and cash equivalents	73,145	-	-	73,145
US government agency issues	7,245	95	-	7,340

US government agency issues	4,308	71	-	4,379
Total cash equivalents and marketable securities	$84,698	$166	$-	$84,864

The following is a schedule of the contractual maturities of available-for- sale investments:

	July 31,	January 31,
	2011	2011
	(in thousands)
Investment Maturities:
Less than 1 year	$8,355	$7,340
One to three years	2,590	4,379
	$10,945	$11,719

4. Inventories

Inventory consists primarily of hardware and related component parts and is stated at the lower of cost (on a first-in, first-out basis) or market. Inventories consist of the following:

	July 31,	January 31,
	2011	2011
	(in thousands)
Components and assemblies	$8,332	$8,158
Finished products	6,248	6,235
Total inventory, net	$14,580	$14,393

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

ODG entered into a Service Agreement with the joint venture whereby ODG provides content aggregation, distribution, marketing and administration services to the joint venture under an arm’s length fee structure. In the three months ended July 31, 2011 and 2010, ODG recorded revenues of approximately $545,000 and $402,000, respectively, related to the Service Agreement. In the six months ended July 31, 2011 and 2010, ODG recorded revenues of approximately $942,000 and $799,000, respectively, related to the Service Agreement. ODG’s share of profits from this agreement in proportion to its equity ownership interest is eliminated in consolidation.

The Shareholder’s Agreement requires both ODG and TMG to provide cash contributions up to $4.2 million upon the request of the joint venture’s management and approval by the shareholders of the joint venture. To date, the Company has contributed $1.6 million as required per the shareholders agreement.

ODG recorded its proportionate share of the joint venture’s losses of $74,000 and $131,000 for the three months ended July 31, 2011 and 2010. ODG recorded its proportionate share of the joint venture’s gains of $20,000 for the six months ended July 31, 2011 and losses of $245,000 for the six months July 31, 2010. Due to the contribution of assets by ODG to the joint venture and ODG’s share of the joint venture’s net loss exceeding the book value of its investment in the joint venture, the investment is recorded as a long-term liability of $1.3 million as of July 31, 2011 and $1.2 million as of January 31, 2011.

6. Goodwill and Intangible Assets

Goodwill

Goodwill allocated to the Company’s reportable segments and changes in the carrying amount of goodwill for the first six months of fiscal 2012 were as follows:

	Goodwill
	Software	Servers & Storage	Media Services	Total
	(in thousands)
Balance at January 31, 2011	$45,097	$754	$19,422	$65,273
Reallocation of Broadcast software	(1,267)	1,267	-	-
Cumulative translation adjustment	1,442	-	702	2,144
Balance at July 31, 2011	$45,272	$2,021	$20,124	$67,417

The Company performs its annual impairment testing of goodwill on August 1, which will be completed during our third fiscal quarter of 2012, associated with its three reporting units. As of July 31, 2011, the Company considered possible impairment triggering events since the last impairment test such as comparing its market capitalization relative to the carrying value of its net assets. The Company concluded that there were no triggering events that would indicate a potential impairment of goodwill or other intangibles.

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

Intangible Assets

Intangible assets consisted of the following:

		July 31, 2011			January 31, 2011
	Weighted average remaining life (Years)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
		(in thousands)			(in thousands)
Finite-lived intangible assets:
Customer contracts	6.1	$35,427	$(15,890)	$19,537	$34,576	$(14,291)	$20,285
Non-compete agreements	1.6	2,860	(1,590)	1,270	2,742	(1,104)	1,638
Completed technology	4.0	12,383	(5,933)	6,450	11,976	(4,775)	7,201
Trademarks and other	0.5	2,431	(2,156)	275	2,384	(1,946)	438
Total finite-lived intangible assets		$53,101	$(25,569)	$27,532	$51,678	$(22,116)	$29,562
Infinite-lived intangible assets:
Trade names	Infinite	$200	$-	$200	$200	$-	$200
In-process research and development	Infinite	576	-	576	544	-	544
Total infinite-lived intangible assets		$776	$-	$776	$744	$-	$744
Total intangible assets		$53,877	$(25,569)	$28,308	$52,422	$(22,116)	$30,306

Estimated future amortization expenses related to the above intangible assets at July 31, 2011 are as follows:

Fiscal Year	(in thousands)
2012 (for the remaining six months ending January 31, 2012)	$3,038
2013	5,985
2014	4,803
2015	4,452
2016 and thereafter	9,254
Total	$27,532

7. Commitments and Contingencies

ARRIS Litigation

On July 31, 2009, ARRIS Group, Inc. (“ARRIS”) filed a contempt motion in the U.S. District Court for the District of Delaware against SeaChange International relating to U.S. Patent No 5,805,804 (the “804 patent”), a patent in which ARRIS has an ownership interest.  In its motion, ARRIS is seeking further patent royalties and the enforcement of the permanent injunction entered by the Court on April 6, 2006 against certain SeaChange products.  On August 3, 2009, SeaChange filed a complaint seeking a declaratory judgment from the Court that its products do not infringe the ‘804 patent and asserting certain equitable defenses.  On June 4, 2010, the Court entered an Order staying the declaratory judgment action pending resolution of the contempt proceeding.  On September 2, 2011, the Court entered an Order in which it concluded that a contempt proceeding is the appropriate procedure for resolving the parties’ dispute and that further factual and legal determinations would be necessary.  The Order made no determinations as to liability.  No schedule has been set by the Court for the additional proceedings.

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

SeaChange enters into agreements in the ordinary course of business with customers, resellers, distributors, integrators and suppliers. Most of these agreements require SeaChange to defend and/or indemnify the other party against intellectual property infringement claims brought by a third party with respect to SeaChange’s products. From time to time, SeaChange also indemnifies customers and business partners for damages, losses and liabilities they may suffer or incur relating to personal injury, personal property damage, product liability, and environmental claims relating to the use of SeaChange’s products and services or resulting from the acts or omissions of SeaChange, its employees, authorized agents or subcontractors. For example, SeaChange has received requests from several of its customers for indemnification of patent litigation claims asserted by Acacia Media Technologies, USA Video Technology Corporation, Multimedia Patent Trust, Microsoft Corporation, VTran Media Technologies and Active Video. Management performed an analysis of these requests, evaluating whether any potential losses were probable and estimable.

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

8. Restructuring

During the second quarter ended July 31, 2011, the Company took further actions to lower its cost structure as it strives to improve its financial performance.

The severance amounts reported as a component of accrued liabilities on the Balance Sheet as of July 31, 2011 were as follows:
(in thousands)	Severance
Accrual balance as of January 31, 2011	$408
Severence charges accrued	$227
Severance costs paid	(622)
Accrual balance as of July 31, 2011	$13

9. Stock-Based Compensation and Stock Incentive Plans

2011 Stock Plan.

On July 20, 2011 the stockholders of SeaChange approved the adoption of SeaChange’s 2011 Compensation and Incentive Plan under which 2.8 million shares of common stock were authorized and terminated the Amended and Restated 2005 Equity Compensation and Incentive Plan. The 2011 Compensation and Incentive Plan (the “2011 Plan”) provides for the grant of incentive stock options, nonqualified stock options, restricted stock, restricted stock units, and other equity based non stock option awards as determined by the plan administrator for the purchase of up to an aggregate of 2,800,000 shares of SeaChange’s common stock by officers, employees, consultants and directors of SeaChange. The Company may satisfy awards upon the exercise of stock options or restricted stock units with newly issued shares or treasury shares. The Board of Directors is responsible for the administration of the 2011 Plan and determining the term of each award, award exercise price, number of shares for which each award is granted and the rate at which each award is exercisable.

Option awards may be granted to employees at an exercise price per share of not less than 100% of the fair market value per common share on the date of the grant. Restricted stock units and other equity-based non-stock option awards may be granted to any officer, employee, director or consultant at a purchase price per share as determined by the Board of Directors. Awards granted under the 2011 Plan generally vest over three years and expire seven years from the date of the grant.

Stock-based compensation cost is measured at the grant date at the fair value of the award and is recognized over the employee’s requisite service period. The following table presents total stock-based compensation included in the Consolidated Statement of Income:

	Three Months Ended		Six Months Ended
	July 31,		July 31,
	2011	2010	2011	2010
	(in thousands)		(in thousands)
Cost of revenues	$89	$53	$240	$120
Research and development	95	96	320	231
Selling and marketing	287	93	713	198
General and administrative	431	105	1,173	296
Total stock-based compensation	$902	$347	$2,446	$845

10. Treasury Stock

On May 26, 2010, SeaChange’s Board of Directors authorized the repurchase of up to $20.0 million of its common stock, par value $.01 per share, through a share repurchase program. As authorized by the program, shares may be purchased in the open market or through privately negotiated transactions in a manner consistent with applicable securities laws and regulations, including pursuant to a Rule 10b5-1 plan maintained by the Company. This share repurchase program does not obligate the Company to acquire any specific number of shares and may be suspended or discontinued at any time. All repurchases are expected to be funded from the Company’s current cash and investment balances. The timing and amount of the shares to be repurchased will be based on market conditions and other factors, including price, corporate and regulatory requirements and alternative investment opportunities. The repurchase program terminates on January 31, 2012. There were no stock repurchases during the three months or six months ended July 31, 2011.

11. Segment Information

The Company is managed and operated as three segments, Software, Servers and Storage, and Media Services. Effective February 1, 2011, the Company realigned its segments by reclassifying the Broadcast software solutions from the Software segment to the Servers and Storage segment. The Company believes the Broadcast software product line is better aligned with the Servers and Storage segment and therefore made the decision in the first quarter of fiscal 2012 to have this product line managed by the Servers and Storage Business Unit Manager. The Segment data for the three and six months ended July 31, 2011 have been recast to reflect the reclassification of the Broadcast software solutions to Servers and Storage. The reclassification of the Broadcast software solutions resulted in a recast of $2.7 million and $4.1 million of revenue for the three and six months ended July 31, 2010, respectively, and did not have a material impact to the income from operations for the Software segment and Servers and Storage segments for the three and six months ended July 31, 2010. A description of the three reporting segments is as follows:

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

•
Servers and Storage segment includes product revenues from VOD server, Broadcast server and software solutions and related services such as professional services, installation, training, project management, product maintenance, and technical support for those products and operating expenses relating to the Servers and Storage segment, such as research and development and selling and marketing.

•
Media Services segment includes the operations of our ODG subsidiary, which include content acquisition and preparation services for television and wireless service providers and related operating expenses.

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

	Three Months Ended		Six Months Ended
	July 31,		July 31,
	2011	2010	2011	2010
	(in thousands)		(in thousands)
Software
Revenue:
Products	$13,963	$12,923	$28,177	$33,048
Services	20,631	18,621	41,948	38,577
Total revenue	34,594	31,544	70,125	71,625
Gross profit	19,899	17,442	40,324	39,528
Operating expenses:
Research and development	9,136	9,144	18,206	19,313
Selling and marketing	4,689	3,853	10,907	8,181
General and administrative	542	339	959	515
Amortization of intangibles	1,125	769	1,915	1,566
Restructuring	79	190	79	535
	15,571	14,295	32,066	30,110
Income from operations	$4,328	$3,147	$8,258	$9,418

Servers and Storage
Revenue:
Products	$3,655	$9,058	$8,426	$13,566
Services	4,072	3,903	6,923	7,534
Total revenue	7,727	12,961	15,349	21,100
Gross profit	3,765	5,804	6,926	9,488
Operating expenses:
Research and development	1,824	3,073	3,821	6,468
Selling and marketing	872	2,352	2,006	4,408
Restructuring	148	8	148	3,064
	2,844	5,433	5,975	13,940
Income (loss) from operations	$921	$371	$951	$(4,452)

Media Services
Service revenue	$7,769	$7,131	$16,676	$13,499
Gross profit	1,117	1,612	2,415	3,220
Operating expenses:
General and administrative	915	827	1,902	1,706
Amortization of intangibles	36	69	71	140
	951	896	1,973	1,846
Income from operations	$166	$716	$442	$1,374

Unallocated Corporate
Operating expenses:
General and administrative	4,658	$4,009	$9,746	$9,755
Restructuring	-	-	-	911
Total unallocated corporate expenses	$4,658	$4,009	$9,746	$10,666

Consolidated income (loss) from operations	$757	$225	$(95)	$(4,326)

The following table summarizes revenues by geographic locations:

	Three Months Ended				Six Months Ended
	July 31,				July 31,
	2011		2010		2011		2010
	Amount	%	Amount	%	Amount	%	Amount	%
	(in thousands, except percentages)				(in thousands, except percentages)
Revenues by customers' geographic locations:
North America	$26,885	54%	$28,846	56%	$52,823	52%	$62,720	59%
Europe and Middle East	19,313	39%	16,624	32%	41,151	40%	30,688	29%
Latin America	1,727	3%	2,346	5%	3,246	3%	6,038	6%
Asia Pacific and other international locations	2,165	4%	3,820	7%	4,930	5%	6,779	6%
Total	$50,090		$51,636		$102,150		$106,225

The following summarizes revenues by significant customer where such revenue exceeded 10% of total revenues for the indicated period:
	Three Months Ended		Six Months Ended
	July 31,		July 31,
	2011	2010	2011	2010
Customer A	22%	19%	20%	27%
Customer B	11%	12%	11%	12%

At July 31, 2011, two different customers accounted for approximately 15% and 15%, respectively, of the accounts receivable and unbilled receivables balances, and at January 31, 2011, three customers accounted for 17%, 12% and 11%, respectively, of SeaChange’s accounts receivable and unbilled receivables balances.

12. Income Taxes

For the three months and six months ended July 31, 2011, the Company recorded an income tax provision of $40,000 and $41,000, respectively, on income before tax of $901,000 and income before tax of  $424,000, respectively. The difference between our forecasted effective tax rate of 16% for fiscal 2012 and the federal statutory rate of 35% is primarily due to the differential in foreign tax rates and the utilization of federal tax credits.

For the three and six months ended July 31, 2010, the Company recorded an income tax benefit of $3.3 million on income before tax of $364,000 and an income tax benefit of $3.6 million on income before tax of $20.4 million, respectively. For the three months ended July 31, 2010, the income tax benefit was due to the adjustment during the second quarter of fiscal 2011to reflect the lower forecasted profit before tax for the fiscal year 2011. The Company estimates its annual effective tax rate for the year and applies that rate to the year to date profit before tax to determine the quarterly and year to date tax expense or benefit. The income tax benefit recorded for the six months ended July 31, 2010 includes the second quarter benefit resulting from the change in lower forecasted fiscal 2011 profit before tax as well as the benefit in the first quarter associated with the gain on the sale of the Company’s equity investment in Casa Systems, Inc. in the first quarter and the benefit from the decrease of a portion of the valuation allowance against its deferred tax assets due to the Company having met the “more likely than not” realization criteria on its U.S. deferred tax assets as of July 31, 2010.

The effective income tax rate is based upon the estimated income for the year, the composition of the income in different countries and adjustments, if any, in the applicable quarterly periods for the potential tax consequences, benefits, resolution of tax audits or other tax contingencies. Our income tax provision or benefit consists of federal, foreign, and state income taxes.

13. Comprehensive Income

The components of comprehensive income consisted of the following:

	Three Months Ended		Six Months Ended
	July 31,		July 31,
	2011	2010	2011	2010
	(in thousands)		(in thousands)
Net income	$787	$3,534	$403	$23,830
Other comprehensive income:
Foreign currency translation adjustment	(1,450)	(160)	3,593	(3,209)
Unrealized gain (loss) on marketable securities, net of tax	(27)	32	(53)	(16)
Other comprehensive income, net of tax	(1,477)	(128)	3,540	(3,225)
Comprehensive income	$(690)	$3,406	$3,943	$20,605

14. Earnings Per Share

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

For the three months ended July 31, 2011 and 2010, there were 1,414,388 and 2,520,909 shares of common stock equivalents, respectively, which were anti-dilutive based on the Company’s stock price being lower than the option exercise price.

For the six months ended July 31, 2011 and 2010, there were 1,584,888 and 2,707,525 shares of common stock equivalents, respectively, which were anti-dilutive based on the Company’s stock price being lower than the option exercise price.

Below is a summary of the shares used in calculating basic and diluted income per share for the periods indicated:

	Three Months Ended		Six Months Ended
	July 31,		July 31,
	2011	2010	2011	2010
	(in thousands)		(in thousands)
Weighted average shares used in calculating earnings per share—Basic	32,080	31,456	32,008	31,364
Dilutive common stock equivalents	604	562	541	500

Weighted average shares used in calculating earnings per share—Diluted	32,684	32,018	32,549	31,864

15. Related Party

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

16. Recently Issued Accounting Standard Updates

Fair Value Measurement

In May 2011, the FASB issued amended guidance clarifying how to measure and disclose fair value. This guidance amends the application of the “highest and best use” concept to be used only in the measurement of the fair value of nonfinancial assets, clarifies that the measurement of the fair value of equity-classified financial instruments should be performed from the perspective of a market participant who holds the instrument as an asset, clarifies that an entity that manages a group of financial assets and liabilities on the basis of its net risk exposure to those risks can measure those financial instruments on the basis of its net exposure to those risks, and clarifies when premiums and discounts should be taken into account when measuring fair value. The fair value disclosure requirements also were amended. These provisions are effective for reporting periods beginning on or after December 15, 2011 applied prospectively. Early application is not permitted. The Company is currently reviewing what effect, if any, this new provision will have on its Consolidated Financial Statements.

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

The Company is managed and operated as three segments, Software, Servers and Storage, and Media Services. Effective February 1, 2011, the Company realigned its segments by reclassifying the Broadcast software solutions from the Software segment to the Servers and Storage segment. The Company believes the Broadcast software product line is better aligned with the Servers and Storage segment and therefore made the decision in the first quarter of fiscal 2012 to have this product line managed by the Servers and Storage Business Unit Manager. The Segment data for the three and six months ended July 31, 2010 has been recast to reflect the reclassification of the Broadcast software solutions to Servers and Storage. The reclassification of the Broadcast software solutions resulted in a recast of $2.7 million and $4.1 million of revenue for the three and six months ended July 31, 2010, respectively, and did not have a material impact to the income from operations for the Software segment and Servers and Storage segments for the three and six months ended July 31, 2010. A description of the three reporting segments is as follows:

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

•
Servers and Storage segment includes product revenues from VOD servers, Broadcast server and software solutions and related services such as professional services, installation, training, project management, product maintenance, and technical support for those products and operating expenses relating to the Servers and Storage segment, such as research and development and selling and marketing.

•
Media Services segment includes the operations of our ODG subsidiary, which include content acquisition and preparation services for television and wireless service providers and related operating expenses.

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

Our operating results are significantly influenced by a number of factors, including the mix of products sold and services provided, pricing, costs of materials used in our products, and the expansion of our operations during the fiscal year. We price our products and services based upon our costs and consideration of the prices of competitive products and services in the marketplace. The costs of our products primarily consist of the costs of components and subassemblies that have generally declined from product introduction to product maturity. As a result of the growth of our business, our operating expenses have historically increased in the areas of research and development, selling and marketing, and administration. In the current state of the economy, we currently expect that customers may still have limited capital spending budgets as we believe they are dependent on subscriber and advertising revenues to fund their capital equipment purchases. Accordingly, we expect our financial results to vary from quarter to quarter and our historical financial results are not necessarily indicative of future performance. In light of the higher proportion of our international business, we expect movements in foreign exchange rates to have a greater impact on our financial condition and results of operations in the future.

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

Under the software revenue recognition rules, the fee is allocated to the various elements based on VSOE of fair value. Under this method, the total arrangement value is allocated first to undelivered elements, based on their fair values, with the remainder being allocated to the delivered elements. Where fair value of undelivered service elements has not been established, the total arrangement value is recognized over the period during which the services are performed. The amounts allocated to undelivered elements, which may include project management, training, installation, maintenance and technical support and certain hardware and software components, are based upon the price charged when these elements are sold separately and unaccompanied by the other elements. The amount allocated to installation, training and project management revenue is based upon standard hourly billing rates and the estimated time required to complete the service. These services are not essential to the functionality of systems as these services do not alter the equipment’s capabilities, are available from other vendors and the systems are standard products. For multiple element arrangements that include software development with significant modification or customization and systems sales where vendor-specific objective evidence of the fair value does not exist for the undelivered elements of the arrangement (other than maintenance and technical support), percentage of completion accounting is applied for revenue recognition purposes to the entire arrangement with the exception of maintenance and technical support. All multiple-deliverable revenue arrangements negotiated prior to February 1, 2011 and the sale of all software-only products and associated services have been accounted for under this guidance during the three and six months ended July 31, 2011.

Under the revenue recognition rules for tangible products as amended by ASU 2009-13, the fee from a multiple-deliverable arrangement is allocated to each of the deliverables based upon their relative selling prices as determined by a selling-price hierarchy. A deliverable in an arrangement qualifies as a separate unit of accounting if the delivered item has value to the customer on a stand-alone basis. A delivered item that does not qualify as a separate unit of accounting is combined with the other undelivered items in the arrangement and revenue is recognized for those combined deliverables as a single unit of accounting. The selling price used for each deliverable is based upon VSOE if available, third-party evidence (TPE) if VSOE is not available, and best estimate of selling price (BESP) if neither VSOE nor TPE are available. TPE is the price of the Company’s or any competitor’s largely interchangeable products or services in stand-alone sales to similarly situated customers. BESP is the price at which the Company would sell the deliverable if it were sold regularly on a stand-alone basis, considering market conditions and entity-specific factors. All multiple-deliverable revenue arrangements negotiated after February 1, 2011, excluding the sale of all software-only products and associated services, have been accounted for under this guidance during the three and six months ended July 31, 2011.

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

Since all of the Company’s revenue prior to the adoption of ASU 2009-14 fell within the scope of the software revenue recognition rules and the Company has only established VSOE for services, revenue in a multiple-deliverable arrangement involving products was frequently deferred until the last item was delivered. The adoption of ASU 2009-13 and 2009-14 has resulted in earlier revenue recognition in multiple-deliverable arrangements involving the Company’s hardware products with embedded software because revenue can be recognized for each of these deliverables based upon their relative selling prices as defined above. In the three and six months ended July 31, 2011, revenue was $1.1 million and $1.7 million, respectively, higher than it would have been if ASU 2009-13 and 2009-14 had not been adopted. The revenue impact by segment was an increase of $800,000 and $1.3 million for the three and six months ended July 31, 2011 for the Software segment. The revenue impact was an increase of $300,000 and $400,000 million for the three and six months ended July 31, 2011 in the Servers and Storage segment.

Three Months Ended July 31, 2011 Compared to the Three Months Ended July 31, 2010

The following table sets forth statement of operations data for the three months ended July 31, 2011 and 2010.

	Three Months Ended
	July 31,
	2011	2010
	(in thousands)
Revenues:
Products	$17,618	$21,981
Services	32,472	29,655
	50,090	51,636

Costs and expenses:
Cost of product revenues	6,005	9,105
Cost of services revenues	19,304	17,672
Research and development	10,961	12,217
Selling and marketing	5,561	6,205
General and administrative	6,115	5,176
Amortization of intangibles	1,160	838
Restructuring	227	198
Income from operations	757	225
Other income, net	144	139
Income before income taxes and equity loss in earnings of affiliates	901	364
Income tax provision (benefit)	40	(3,301)
Equity loss in earnings of affiliates, net of tax	(74)	(131)
Net income	$787	$3,534

Revenues

The following table summarizes information about the Company’s reportable segment revenues for the three months ended July 31, 2011 and 2010.

	Three Months Ended
	July 31,
	2011	2010	%
	(in thousands, except for percentage data)
Software revenues:
Products	$13,963	$12,923	8%
Services	20,631	18,621	11%
Total Software revenues	34,594	31,544	10%

Servers and Storage revenues:
Products	3,655	9,058	(60)%
Services	4,072	3,903	4%
Total Servers and Storage revenues	7,727	12,961	(40)%

Media Services revenues:
Services	7,769	7,131	9%

Total consolidated revenue:
Products	17,618	21,981	(20)%
Services	32,472	29,655	9%
Total consolidated revenues	$50,090	$51,636	(3)%

Product Revenues. Product revenues decreased 20% to $17.6 million in the three months ended July 31, 2011 from $22.0 million in the three months ended July 31, 2010. Product revenues from the Software segment accounted for 79% and 59% of the total product revenues for the three months ended July 31, 2011 and 2010, respectively. The Servers and Storage segment accounted for 21% and 41% of total product revenues in the three months ended July 31, 2011 and 2010, respectively. The decrease in Product revenues compared to the second quarter ending July 31, 2010 was due to lower shipments of VOD servers and lower Broadcast server and software products which were partially offset by higher VOD software revenues from European customers and higher Advertising software product revenues. In addition, the decrease in Product revenues was also due to a portion of middleware revenues from Virgin Media being recorded as service revenues during the three and six months ended July 31, 2011, while recorded entirely as product revenue in prior periods. In previous years, the agreement with Virgin Media provided for licensing rights and specified enhancements to the software and therefore only the associated revenues were classified as product revenues. However, the agreement in the first quarter of fiscal 2012 provided for software licensing rights and software maintenance services, and was accordingly recorded as service revenues.

Services Revenues. Services revenues increased 9% year over year to $32.5 million in the three months ended July 31, 2011 from $29.7 million in the three months ended July 31, 2010. For the three months ended July 31, 2011 and 2010, services revenues for the Software segment accounted for 64% and 63%, respectively, of the total services revenue. Servers and Storage services revenues accounted for 13% and 13% of total services revenue and Media Services revenues accounted for 23% and 24% of total services revenues in the three months ended July 31, 2011 and 2010, respectively. The increase in Service revenues compared to the three months ended July 31, 2010 was due to the reclassification of a portion of middleware revenues from Virgin Media from product revenues to Service revenues as noted previously, and increased Media Services contract revenues from customers in France and Serbia.

For the three months ended July 31, 2011, two customers accounted for more than 33% of our total revenues, and two customers accounted for more than 31% of our total revenues for the three months ended July 31, 2010. Revenue from each of these customers was included in revenue from the Software, Servers and Storage, and Media Services segments. We believe that a significant amount of our revenues will continue to be derived from a limited number of customers.

International sales accounted for approximately 49% and 51% of total revenues in the three months ended July 31, 2011 and 2010, respectively. With the acquisition of eventIS, headquartered in the Netherlands, and continued growth in our Media Services business at ODG, we expect that international products and services revenues will be a significant portion of our business in the future.

Software Revenues. Revenues from our Software segment for the three months ended July 31, 2011 increased $3.1 million, or a 10% increase compared to the three months ended July 31, 2010. The increase in Software revenues was due to higher VOD software revenues from our European customers and higher Advertising product revenues from North American service providers.

Servers and Storage Revenues. Revenues from the Servers and Storage segment for the three months ended July 31, 2011 decreased $5.3 million or 40% compared to the three months ended July 31, 2010. The decrease in Servers and Storage revenues was due to lower shipments of VOD servers to North American customers and lower Broadcast product shipments to customers in Europe and Asia Pacific.

Media Services. Revenues from Media Services increased by approximately $600,000 to $7.8 million in the three months ended July 31, 2011 compared to the three months ended July 31, 2010. The increase in revenue was due primarily to increased content processing revenues customers in France and Serbia.

Product Gross Profit. Costs of product revenues consist primarily of the cost of purchased material components and subassemblies, labor and overhead relating to the final assembly and testing of complete systems and related expenses. The gross profit percentage for products increased to 66% for the three months ended July 31, 2011 from 59% for the three months ended July 31, 2010. The seven point increase in product margin was due to a greater mix of higher margin Advertising product revenues combined with increased licensing revenues from eventIS.

Services Gross Profit. Cost of services revenues consist primarily of labor, materials and overhead relating to the installation, training, product maintenance and technical support, software development, and project management provided by us and costs associated with providing video content services. The gross profit percentage for services of 41% were relatively flat for the three months ended July 31, 2011 and July 31, 2010.

Software Revenues Gross Profit. Software segment gross margin of 58% for the three months ended July 31, 2011 was three percentage points higher compared to the three months ended July 31, 2010. The increase in Software gross margin was primarily due to a greater mix of higher margin Advertising and eventIS software product revenues in the second quarter of fiscal 2012 compared to the second quarter of fiscal 2011.

Servers and Storage Gross Profit. Servers and Storage segment gross margin of 49% for the three months ended July 31, 2011 was four points higher than for the three months ended July 31, 2010 due to greater proportion of higher margin VOD server maintenance revenues and lower Broadcast server revenues which typically carry lower margins.

Media Services Gross Profit. Media Services segment gross margin of 14% for the three months ended July 31, 2011 was nine percentage points lower than the gross margin for the three months ended July 31, 2010 due to higher headcount-related costs and increased content costs to support new customer contracts in Latin America and Eastern Europe.

Research and Development. Research and development expenses consist primarily of the compensation of development personnel, depreciation of development and test equipment and an allocation of related facilities expenses. Research and development expenses decreased to $11.0 million, or 22% of total revenues, in the three months ended July 31, 2011, from $12.2 million or 23% of total revenues, in the three months ended July 31, 2010. The decrease year over year is primarily due to lower Servers and Storage and Software segment domestic headcount-related costs, partially offset by increased Software segment headcount-related costs in the Philippines and at eventIS.

Selling and Marketing. Selling and marketing expenses consist primarily of compensation expenses, including sales commissions, travel expenses and certain promotional expenses. Selling and marketing expenses decreased from $6.2 million, or 12% of total revenues, in the three months ended July 31, 2010, to $5.6 million, or 11% of total revenues, in the three months ended July 31, 2011. The decrease compared to the three months ended July 31, 2010 was primarily due to lower commission expense resulting from lower product revenues.

General and Administrative. General and administrative expenses consist primarily of the compensation of executive, finance, human resource and administrative personnel, legal and accounting services and an allocation of related facilities expenses. In the three months ended July 31, 2011, general and administrative expenses increased to $ 6.1 million, or 12% of total revenues, from $5.2 million, or 10% of total revenues, in the three months ended July 31, 2010. The increase in general and administrative expense is due to higher legal and professional fees associated with the Company’s review of strategic alternatives.

Amortization of intangible assets. Amortization expense consists of the amortization of acquired intangible assets which are operating expenses and not considered costs of revenues. In the three months ended July 31, 2011 and 2010, amortization expense was $1.2 million and $838,000, respectively. Additional amortization expense of $598,000 and $459,000 for the three months ended July 31, 2011 and 2010, respectively, related to acquired technology that was charged to cost of sales.

Restructuring. During the second quarter of fiscal 2012, the Company continued to take actions to lower its cost structure as it strives to improve its financial performance and incurred restructuring charges totaling $227,000 related to severance costs primarily in manufacturing.

Other income (expense), net. Other income (expense), net was $144,000 of income in the three months ended July 31, 2011, compared to $139,000 of income in the three months ended July 31, 2010. The $144,000 of income for the three months ended July 31, 2011 was comprised primarily of interest income. The $139,000 of income for the three months ended July 31, 2010 was comprised of $100,000 of interest income, a $429,000 insurance settlement resulting from the purchase of the ODG building, offset by $256,000 of foreign exchange losses and $138,000 of expense due to the change of the fair value of contingent consideration.

Equity Income (Loss) in Earnings of Affiliates. Equity loss in earnings of affiliates was $74,000 and $131,000 in the three months ended July 31, 2011 and 2010, respectively. For the three months ended July 31, 2011, $221,000 of equity loss was recognized from On Demand Deutschland, offset by $147,000 in accreted gains related to customer contracts and content licensing agreements and a capital distribution related to reimbursement of previously incurred costs. For the three months ended July 31, 2010, the equity loss related to On Demand Deutschland of $266,000 was partially offset by $135,000 in accreted gains related to customer contracts and content licensing agreements and a capital distribution related to reimbursement of previously incurred costs.

Income Tax Provision. For the three months ended July 31, 2011, the Company recorded an income tax provision of $40,000 on profit before tax of $901,000. The difference between our forecasted effective tax rate and the federal statutory rate of 35% was primarily due to the differential in foreign tax rates and the utilization of U.S. tax credits. The effective income tax rate is based upon the estimated income for the year, the composition of the income in different countries and adjustments, if any, in the applicable quarterly periods for the potential tax consequences, benefits, resolution of tax audits or other tax contingencies.

Non-GAAP Measures. As part of our ongoing review of financial information related to our business, we regularly use non-GAAP measures, in particular, adjusted non-GAAP earnings per share, as we believe they provide a meaningful insight into our business and trends. We also believe that these adjusted non-GAAP measures provide readers of our financial statements with useful information and insight with respect to the results of our business. However, the presentation of adjusted non-GAAP information is not intended to be considered in isolation or as a substitute for results prepared in accordance with GAAP. Below are tables for the three months ended July 31, 2011 and 2010, respectively:

	Three Months Ended			Three Months Ended
	July 31, 2011			July 31, 2010
	GAAP	Adjustment	Non-GAAP	GAAP	Adjustment	Non-GAAP
	(in thousands except share data)			(in thousands except share data)
Revenues	$50,090	$7	$50,097	$51,636	$1,286	$52,922

Operating expenses	24,024		24,024	24,634		24,634
Stock-based compensation	-	902	902	-	347	347
Amortization of intangible assets	-	1,774	1,774	-	1,297	1,297
Restructuring	-	227	227	-	198	198
Strategic alternatives related costs		603	603	-	-	-
	24,024	3,506	20,518	24,634	1,842	22,792

Income from operations	757	3,513	4,270	225	3,128	3,353

Other income, net	144	52	196	139	110	249

Income tax expense (benefit) impact	40	590	630	(3,301)	3,609	308

Net income (loss)	$787	$2,975	$3,762	$3,534	$(371)	$3,163
Diluted income (loss) per share	$0.02	$0.10	$0.12	$0.11	$(0.01)	$0.10
Diluted weighted average common shares outstanding	32,684	32,684	32,684	32,018	32,018	32,018

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

	Three Months Ended
	July 31,
	2011	2010
	(in thousands)
Cost of revenues	$89	$53
Research and development	95	96
Selling and marketing	287	93
General and administrative	431	105
Total stock-based compensation	$902	$347

Amortization of intangible assets. We have excluded the effect of amortization of intangible assets from our non-GAAP operating expenses and net income measures. Amortization of intangibles is inconsistent in amount and frequency and is significantly affected by the timing and size of our acquisitions.

	Three Months Ended
	July 31,
	2011	2010
Cost of revenues	$614	$459
Operating expenses	1,160	838
Total amortization of intangibles	$1,774	$1,297

Restructuring. We incurred charges due to the restructuring of our business including severance charges, write down of inventory to net realizable value, and the disposal of fixed assets resulting from the restructuring, which we generally would not have otherwise incurred in the periods presented as part of our continuing operations.

Strategic alternatives related costs. We incurred legal and other professional fees in connection with the Company’s review of strategic alternatives.

Other income, net. Other income, net include adjustments to acquisition-related items that are required to be marked to fair value each reporting period.

Income tax expense (benefit) impact. The non-GAAP income tax adjustment reflects the effective tax rate for the year in which the non-GAAP adjustment occurs and excludes any changes in the tax valuation allowance arising from the gain on the sale of the equity investment in Casa Systems, Inc.

Six Months Ended July 31, 2011 Compared to the Six Months Ended July 31, 2010

The following table sets forth statement of operations data for the six months ended July 31, 2011 and 2010.

	Six Months Ended
	July 31,
	2011	2010
	(in thousands)
Revenues:
Products	$36,603	$46,615
Services	65,547	59,610
	102,150	106,225

Costs and expenses:
Cost of product revenues	12,981	18,783
Cost of services revenues	39,504	35,205
Research and development	22,028	25,781
Selling and marketing	12,913	12,589
General and administrative	12,607	11,977
Amortization of intangibles	1,985	1,707
Restructuring	227	4,509
(Loss) income from operations	(95)	(4,326)
Gain on sale of investment in affiliate	-	25,188
Other income (loss), net	519	(430)
Income before income taxes and equity loss in earnings of affiliates	424	20,432
Income tax provision (benefit)	41	(3,643)
Equity income (loss) in earnings of affiliates, net of tax	20	(245)
Net income	$403	$23,830

Revenues

The following table summarizes information about the Company’s reportable segment revenues for the six months ended July 31, 2011 and 2010.

	Six Months Ended
	July 31,
	2011	2010	%
	(in thousands, except for percentage data)
Software revenues:
Products	$28,177	$33,048	(15)%
Services	41,948	38,577	9%
Total Software revenues	70,125	71,625	(2)%

Servers and Storage revenues:
Products	8,426	13,566	(38)%
Services	6,923	7,534	(8)%
Total Servers and Storage revenues	15,349	21,100	(27)%

Media Services revenues:
Services	16,676	13,499	24%

Total consolidated revenue:
Products	36,603	46,614	(21)%
Services	65,547	59,610	10%
Total consolidated revenues	$102,150	$106,224	(4)%

Product Revenues. Product revenues decreased 21% to $36.6 million in the six months ended July 31, 2011 from $46.6 million in the six months ended July 31, 2010. Product revenues from the Software segment accounted for 77% and 71% of the total product revenues for the six months ended July 31, 2011 and 2010, respectively. The Servers and Storage segment accounted for 23% and 29% of total product revenues in the six months ended July 31, 2011 and 2010, respectively. The decrease in product revenues compared to the six months ending July 31, 2010 was due to lower VOD software product shipments to a large North American customer in the previous year. In addition, the decrease in product revenues was due to a portion of middleware revenues from Virgin Media that were recorded as service revenues during the six months ended July 31, 2011, while recorded entirely as product revenue in the prior year. In the prior year, the agreement with Virgin Media provided for licensing rights and specified enhancements to the software and therefore the associated revenues were classified as product revenues. However, the agreement in the first quarter of fiscal 2012 provided for software licensing rights and software maintenance services, and was accordingly recorded as service revenue.

Services Revenues. Services revenues increased 10% year over year to $65.5 million in the six months ended July 31, 2011 from $59.6 million in the six months ended July 31, 2010. For the six months ended July 31, 2011 and 2010, services revenues for the Software segment accounted for 64% and 65% of the total services revenue, respectively. Servers and Storage services revenue accounted for 11% and 13% of total services revenue and Media Services revenue accounted for 25% and 23% of total services revenues in the six months ended July 31, 2011 and 2010, respectively. The increase in Service revenues compared to the six months ended July 31, 2010 was due to the reclassification of a portion of middleware revenues from Virgin Media from product revenues to Service revenues as noted previously, and higher Media Services contract revenues from customers in France and Dubai.

For the six months ended July 31, 2011, two customers accounted for more than 31% of our total revenues, and two customers accounted for more than 39% of our total revenues for the six months ended July 31, 2010. Revenue from each of these customers was included in revenue from the Software, Servers and Storage, and Media Services segments. We believe that a significant amount of our revenues will continue to be derived from a limited number of customers.

International sales accounted for approximately 51% and 45% of total revenues in the six months ended July 31, 2011 and 2010, respectively. With the acquisition of eventIS, headquartered in the Netherlands, we expect that international products and services revenues will be a significant portion of our business in the future.

Software Revenues. Revenues from our Software segment for the six months ended July 31, 2011 decreased $1.5 million, or a 2% decrease compared to the six months ended July 31, 2010. The 15% decrease in the Software products revenues was due to a significant VOD software order to a large North American customer that was recognized as revenue in last year’s first quarter that was partially offset in the current period by higher VOD software revenues to our European customers and higher Advertising product revenues. In addition, the decrease in software product revenues stemmed from the reclassification of a portion of middleware revenues from Virgin Media to service revenues. The $3.4 million or 9% increase in services revenue compared to the six months ended July 31, 2010 was due mainly to the reclassification of middleware revenue from Virgin Media.

Servers and Storage Revenues. Revenues from the Servers and Storage segment for the six months ended July 31, 2011 decreased $5.7 million or 27% compared to the six months ended July 31, 2010. The decrease in product revenues in the six months ended July 31, 2011 of $5.1 million compared to the same period in the previous year was primarily due to decreased shipments of VOD and Broadcast servers to North American customers. This decrease was partially offset by higher VOD maintenance revenues from a North American customer.

Media Services. Revenues from Media Services increased by approximately $3.2 million or 24% in the six months ended July 31, 2011 compared to the six months ended July 31, 2010. The increase in revenue was due primarily increased content processing revenues from customers in Dubai and France.

Product Gross Profit. Costs of product revenues consist primarily of the cost of purchased material components and subassemblies, labor and overhead relating to the final assembly and testing of complete systems and related expenses. The gross profit percentage increased five points from 60% for the six months ended July 31, 2010 to 65% for the six months ended July 31, 2011, due to a greater mix of higher margin Advertising product revenues and improved eventIS product margins.

Services Gross Profit. Cost of services revenues consist primarily of labor, materials and overhead relating to the installation, training, product maintenance and technical support, software development, and project management provided by us and costs associated with providing video content services. The gross profit percentage decreased one point from 41% for the six months ended July 31, 2010 to 40% for the six months ended July 31, 2011.  The one point decrease compared to last year was primarily due to lower Media Services margin due to increased content and headcount costs to support newer customer contracts in Latin America, Eastern Europe and South Africa.

Software Revenues Gross Profit. Software segment gross margin of 58% for the six months ended July 31, 2011 was three percentage points higher compared to the six months ended July 31, 2010. The increase in software gross margins was primarily due to a greater mix of higher margin Advertising and eventIS product revenues in the six months ended July 31, 2011 compared to the six months ended July 31, 2010 as well as lower than normal Software gross margin related to the large software product shipment to a North American customer in last year’s first quarter.

Servers and Storage Gross Profit. Servers and Storage segment gross margin of 45% in the six months ended July 31, 2011 was relatively flat compared with the six months ended July 31, 2010.

Media Services Gross Profit. Media Services segment gross margin of 14% for the six months ended July 31, 2011 was ten percentage points lower than the gross margin for the six months ended July 31, 2010 due to higher headcount-related costs and increased content costs to support newer contracts for customers in Latin America, South Africa, and Eastern Europe.

Research and Development. Research and development expenses consist primarily of the compensation of development personnel, depreciation of development and test equipment and an allocation of related facilities expenses. Research and development expenses decreased from $25.8 million, or 24% of total revenues, in the six months ended July 31, 2010, to $22.0 million, or 22% of total revenues, in the six months ended July 31, 2011. The year over year decrease is primarily due to lower Servers and Storage and Software segment domestic headcount-related costs, partially offset by increased Software segment headcount-related costs in the Philippines and at eventIS.

Selling and Marketing. Selling and marketing expenses consist primarily of compensation expenses, including sales commissions, travel expenses and certain promotional expenses. Selling and marketing expenses of $12.9 million in the six months ended July 31, 2011 was relatively flat compared to the six months ended July 31, 2010.

General and Administrative. General and administrative expenses consist primarily of the compensation of executive, finance, human resource and administrative personnel, legal and accounting services and an allocation of related facilities expenses. In the six months ended July 31, 2011, general and administrative expenses increased to $12.6 million, or 12% of total revenues, from $12.0 million, or 11% of total revenues, in the six months ended July 31, 2010. The increase was primarily due to increased legal fees associated with the patent ligation and the Company’s review of various strategic alternatives that were partially offset by the absence of transaction costs related to the VividLogic acquisition which was included in last year’s first quarter.

Amortization of intangible assets. Amortization expense consists of the amortization of acquired intangible assets which are operating expenses and not considered costs of revenues. In the six months ended July 31, 2011 and 2010, amortization expense was $2.0 million and $1.7 million, respectively. An additional $1.1 million and $938,000 of amortization expense related to acquired technology was charged to cost of sales for the six months ended July 31, 2011 and 2010, respectively.

Restructuring. During the second quarter of fiscal 2012, the Company continued to take actions to lower its cost structure as it strives to improve its financial performance and incurred restructuring charges totaling $227,000 related to severance costs primarily in manufacturing.  For the six months ended July 31, 2010, restructuring charges totaled $2.0 million for severance costs related to the termination of approximately 76 employees as well as a write down of inventory of approximately $2.5 million related to the decision in the first quarter to discontinue certain products within the Servers and Storage segment.

Other (expense) income, net. Other (expense) income, net was $519,000 of income in the six months ended July 31, 2011, compared to $430,000 of expense in the six months ended July 31, 2010. The $519,000 of income for the six months ended July 31, 2011 was comprised of $237,000 of interest income and $303,000 of foreign exchange gains partially offset by $102,000 of expense due to the change of the fair value of contingent consideration and $81,000 of miscellaneous expense. The $430,000 of expense for the six months ended July 31, 2010 was comprised of $152,000 of interest income and $429,000 of an insurance settlement resulting from the purchase of the ODG building which was offset by $738,000 of foreign exchange losses and $229,000 of expense due to the change of the fair value of contingent consideration.

Equity Income (Loss) in Earnings of Affiliates. Equity income in earnings of affiliates was income of $20,000 and a loss of $245,000 for the six months ended July 31, 2011 and 2010, respectively. For the six months ended July 31, 2011, $273,000 of equity loss was recognized from On Demand Deutschland, offset by $293,000 in accreted gains related to customer contracts and content licensing agreements and a capital distribution related to reimbursement of previously incurred costs. For the six months ended July 31, 2010, On Demand Deutschland loss of $518,000 was partially offset by $273,000 in accreted gains related to customer contracts and content licensing agreements and a capital distribution related to reimbursement of previously incurred costs.

Income Tax Provision. For the six months ended July 31, 2011, we recorded an income tax expense of $41,000 on income before tax of $424,000. The difference between our forecasted effective tax rate and the federal statutory rate of 35% was primarily due to the differential in foreign tax rates and the utilization of U.S. tax credits.

For the six months ended July 31, 2010, we recorded an income tax benefit of $3.6 million on income before tax of $20.4 million. The income tax benefit recorded for the six months ended July 31, 2010 includes the second quarter benefit resulting from the change in lower forecasted fiscal 2011 profit before tax as well as the benefit in the first quarter associated with the gain on the sale of the Company’s equity investment in Casa Systems, Inc. in the first quarter and the benefit from the decrease of a portion of the valuation allowance against its deferred tax assets due to the Company having met the “more likely than not” realization criteria on its U.S. deferred tax assets as of July 31, 2010. Our income tax provision consists of federal, foreign, and state income taxes. The difference in the fiscal 2010 periods between our effective tax rate and the federal statutory rate of 35% was primarily due to the differential in foreign tax rates and the utilization of foreign tax credits.

The effective income tax rate is based upon the estimated income for the year, the composition of the income in different countries and adjustments, if any, in the applicable quarterly periods for the potential tax consequences, benefits, resolution of tax audits or other tax contingencies.

Non GAAP Measures. As part of our ongoing review of financial information related to our business, we regularly use non-GAAP measures, in particular adjusted non-GAAP earnings per share, as we believe they provide a meaningful insight into our business and trends. We also believe that these adjusted non-GAAP measures provide readers of our financial statements with useful information and insight with respect to the results of our business. However, the presentation of adjusted non-GAAP information is not intended to be considered in isolation or as a substitute for results prepared in accordance with GAAP. Below are tables for the six months ended July 31, 2011 and 2010, respectively:

	Six Months Ended			Six Months Ended
	July 31, 2011			July 31, 2010
	GAAP	Adjustment	Non-GAAP	GAAP	Adjustment	Non-GAAP
	(in thousands except for share data)			(in thousands except for share data)
Revenues	$102,150	$9	$102,159	$106,225	$3,103	$109,328

Operating expenses	49,760		49,760	56,563		56,563
Stock-based compensation	-	2,446	2,446	-	845	845
Amortization of intangible assets	-	3,118	3,118	-	2,645	2,645
Restructuring	-	227	227	-	4,509	4,509
Strategic alternatives related costs	-	660	660
Acquisition related costs	-	-	-	-	803	803
	49,760	6,451	43,309	56,563	8,802	47,761

(Loss) income from operations	(95)	6,460	6,365	(4,326)	11,905	7,579

Other income (expense), net	519	102	621	(430)	226	(204)
Income from sale of investment in affiliate	-	-	-	25,188	(25,188)	-

Income tax expense (benefit) impact	41	1,011	1,052	3,643	(4,270)	(627)

Net income (loss)	$403	$5,551	$5,954	$23,830	$(17,327)	$6,503
Diluted income (loss) per share	$0.01	$0.17	$0.18	$0.75	$(0.54)	$0.21
Diluted weighted average common shares outstanding	32,549	32,549	32,549	31,864	31,864	31,864

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

	Six Months Ended
	July 31,
	2011	2010
	(in thousands)
Cost of revenues	$240	$120
Research and development	320	231
Selling and marketing	713	198
General and administrative	1,173	296
Total stock-based compensation	$2,446	$845

Amortization of intangible assets: We have excluded the effect of amortization of intangible assets from our non-GAAP operating expenses and net income measures. Amortization of intangibles is inconsistent in amount and frequency and is significantly affected by the timing and size of our acquisitions.

	Six Months Ended
	July 31,
	2011	2010
	(in thousands)
Cost of revenues	$1,133	$938
Operating expenses	1,985	1,707
Total amortization of intangibles	$3,118	$2,645

Restructuring: We incurred charges due to the restructuring of our business including severance charges and write down of inventory to net realizable value, which we generally would not have otherwise incurred in the periods presented as part of our continuing operations.

Acquisition related and other costs: We incurred significant expenses in connection with our acquisitions of eventIS Group B.V. and VividLogic, Inc. and also incurred certain other operating expenses, which we generally would not have otherwise incurred in the periods presented as a part of our continuing operations. Acquisition related and other expenses consist of transaction costs, costs for transitional employees, other acquired employee related costs and integration related professional services.

Strategic alternatives related costs: We incurred legal and other professional fees in connection with the Company’s review of strategic alternatives.

Other income, net. Other income, net include adjustments to acquisition-related items that are required to be marked to fair value each reporting period.

Income from sale of investment in affiliate: We generated income due to the sale of our investment in Casa Systems, Inc. We excluded the income generated by this investment due to its non recurring nature.

Income tax (expense) benefit impact: The non-GAAP income tax adjustment reflects the effective tax rate in which the non-GAAP adjustment occurs and excludes any changes in the tax valuation allowance arising from the gain on the sale of the equity investment in Casa Systems, Inc.

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

Liquidity and Capital Resources

Historically, we have financed our operations and capital expenditures primarily with cash on-hand. Cash and marketable securities increased $11.7 million from $86.2 million at January 31, 2011 to $97.9 million at July 31, 2011. Working capital increased from $92.6 million at January 31, 2011 to $100.7 million at July 31, 2011. The increase in cash and marketable securities in the six months ended July 31, 2011 was primarily the result of an increase in cash provided by operating activities offset partially by fixed payments to the former shareholders of VividLogic.

Net cash provided by operating activities was $14.5 million for the six months ended July 31, 2011 compared to net cash provided by operating activities of $5.7 million for the six months ended July 31, 2010. The net cash provided by operating activities for the six months ended July 31, 2011 was primarily the result of non-cash expenses providing $13.7 million and strong collection efforts resulting in a decrease of $14.8 million in accounts receivable both of which were partially offset by a decrease in accounts payable and deferred revenue.

Net cash used by investing activities was $3.9 million for the six months ended July 31, 2011 compared to net cash provided by investing activities of $17.3 million for the six months ended July 31, 2010. Investment activities for the six months ended July 31, 2011 consisted mainly of the payment of $3.3 million to the former shareholders of VividLogic, and $1.5 million in purchases of fixed assets offset by net sales of $700,000 of marketable securities.

Net cash provided by financing activities was $1.8 million for the six months ended July 31, 2011 and net cash provided by financing activities was $800,000 for the six months ended July 31, 2010 the increase in net cash provided by financing activities for the first six months of fiscal 2012 was due to no repurchases of stock in the first half of fiscal 2012.

Effect of exchange rates increased cash and cash equivalents by $300,000 for the six months ended July 31, 2011, due to the translation of ODG’s and eventIS’s cash balances, which use the British pound and the Euro, respectively, as their functional currencies, to U.S. dollars at July 31, 2011.

Under the share purchase agreement with the former shareholder of eventIS, on September 1, 2011 and 2012, the Company is obligated to make additional fixed payments, each in an aggregate amount of $2.8 million with $1.7 million payable in cash and $1.1 million payable by the issuance of restricted shares of SeaChange common stock, which will vest in equal installments over three years starting on the first anniversary of the date of issuance. At the option of the former shareholder of eventIS, up to forty percent of the payment otherwise to be paid in restricted stock may be payable instead in cash on the vesting date of the restricted shares. Under the earn-out provisions of the share purchase agreement, a payment of $340,000 for fiscal 2011 will be paid in fiscal 2012. Additional earn-out payments may be earned over each of the next two years ended January 31, 2012 and 2013 if certain performance goals are met.

Under the share purchase agreement with the former shareholders of VividLogic, the Company is obligated to make fixed payments of $1.0 million in cash on February 1, 2012 and 2013. Additional earn-out payments may be earned over each of the next two years ended January 31, 2012 and 2013 if certain performance goals are met.

The Company maintains a revolving line of credit with RBS Citizens (a subsidiary of the Royal Bank of Scotland Group plc) for $20.0 million which expires on October 31, 2012. Loans made under this revolving line of credit bear interest at a rate per annum equal to the bank’s prime rate. Borrowings under this line of credit are collateralized by substantially all of our assets. The loan agreement requires SeaChange to comply with certain financial covenants. As of July 31, 2011, we were in compliance with the financial covenants and there were no amounts outstanding under the revolving line of credit.

We are occasionally required to post letters of credit, issued by a financial institution, to secure certain sales contracts. Letters of credit generally authorize the financial institution to make a payment to the beneficiary upon the satisfaction of a certain event or the failure to satisfy an obligation. The letters of credit are generally posted for one-year terms and are usually automatically renewed upon maturity until such time as we have satisfied the commitment secured by the letter of credit. We are obligated to reimburse the issuer only if the beneficiary collects on the letter of credit. We believe that it is unlikely we will be required to fund a claim under our outstanding letters of credit. As of July 31, 2011, the full amount of the letters of credit of $1.5 million was supported by our credit facility.

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

Our projections for the next five years included increased revenue and operating expenses, in line with the expected revenue growth over the next five years based on current market and economic conditions and our historical knowledge of the reporting units. Historical growth rates served as only one input to the projected future growth used in the goodwill impairment analysis. These historical growth rates were adjusted based on other inputs from management regarding anticipated customer contracts. The forecasts have incorporated any changes to the revenue and operating expense resulting from the third quarter of fiscal 2011 restructuring plan. We projected growth for each reporting unit ranging from 6% to 9% annually for the Software segment, a decline of 18% to growth of 9% for Servers and Storage segment, and growth from 28% to 88% annually for the Media Services segment. The higher projected growth for the Media Services segment is due to the recent contract wins by ODG and its recent year over year growth rate. We estimated the operating expenses based on a rate consistent with the current experience for each of the reporting units and estimated revenue growth over the next five years. The failure of any of our reporting units to execute as forecasted over the next five years could have an adverse effect on our annual impairment test. Future adverse changes in market conditions or poor operating results of the reporting unit could result in losses or an inability to recover the carrying value of the investments in reporting units, thereby possibly requiring an impairment charge in the future. We record an impairment charge when we believe an investment has experienced a decline in value that is other-than-temporary.

Effective February 1, 2011 and completed during the first quarter of fiscal 2012, the Company realigned its segments by reclassifying the Broadcast software solutions from the Software segment to the Servers and Storage segment. The goodwill reallocation shown in the table below relates to the reclassification of the Broadcast software solutions from the Software segment to the Servers and Storage segment effective on February 1, 2011. The goodwill was allocated based on a relative fair value approach using management estimates of fair value of the Broadcast Software solutions product line. No impairment was recorded as a result of the change in segments.

	Goodwill
	Software	Servers & Storage	Media Services	Total
	(in thousands)
Balance at January 31, 2011	$45,097	$754	$19,422	$65,273
Reallocation of Broadcast software	(1,267)	1,267	-	-
Cumulative translation adjustment	1,442	-	702	2,144
Balance at July 31, 2011	$45,272	$2,021	$20,124	$67,417

We also monitor economic, legal and other factors as a whole and for each reporting unit between annual impairment tests to ensure that there are no indicators that make it more likely than not that there has been a decline in the fair value of the reporting unit below its carrying value. Specifically, we monitor industry trends, our market capitalization, recent and forecasted financial performance of our reporting units and the timing and nature of any restructuring activities. We do not believe that there are any indicators of impairment as of July 31, 2011. If these estimates or the related assumptions change, we may be required to record non-cash impairment charges for these assets in the future.

Recently Issued Accounting Guidance

Fair Value Measurement

In May 2011, the FASB issued amended guidance clarifying how to measure and disclose fair value. This guidance amends the application of the “highest and best use” concept to be used only in the measurement of the fair value of nonfinancial assets, clarifies that the measurement of the fair value of equity-classified financial instruments should be performed from the perspective of a market participant who holds the instrument as an asset, clarifies that an entity that manages a group of financial assets and liabilities on the basis of its net risk exposure to those risks can measure those financial instruments on the basis of its net exposure to those risks, and clarifies when premiums and discounts should be taken into account when measuring fair value. The fair value disclosure requirements also were amended. These provisions are effective for reporting periods beginning on or after December 15, 2011 applied prospectively. Early application is not permitted. The Company is currently reviewing what effect, if any, this new provision will have on its Consolidated Financial Statements.

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

Substantially all of our international product sales are payable in United States Dollars (USD). In the case of our Media Services operations in the United Kingdom and eventIS in the Netherlands, product sales are generally payable in local currencies, providing a natural hedge for receipts and local payments. In light of the high proportion of our international businesses, we expect the risk of any adverse movements in foreign currency exchange rates could have an impact on our translated results within the Consolidated Statements of Operations and Balance Sheets. For the three months ended July 31, 2011, the Company generated a foreign currency translation loss of $1.4 million and for the six months ended July 31, 2011 the Company generated a translation gain of $3.6 million which were recorded as accumulated other comprehensive loss, increasing the Company’s equity section of the consolidated balance sheet over the prior year.

All foreign currency gains and losses are included in interest and other income, net, in the accompanying Consolidated Statements of Operations. In the three and six month periods ending July 31, 2011, the Company recorded approximately $16,000 and $303,000, respectively in gains due to international subsidiary translations and cash settlements of revenues and expenses.

Interest Rate Risk

Exposure to market risk for changes in interest rates relates primarily to the Company’s investment portfolio of marketable debt securities of various issuers, types and maturities and to SeaChange’s borrowings under its bank line of credit facility. The Company does not use interest rate related derivative instruments in its investment portfolio, and its investment portfolio only includes highly liquid instruments. Our cash and marketable securities include cash equivalents, which we consider to be investments purchased with original maturities of three months or less. There is risk that losses could be incurred if the Company were to sell any of its securities prior to stated maturity. Given the short maturities and investment grade quality of the portfolio holdings at July 31, 2011, a sharp change in interest rates should not have a material adverse impact on the fair value of our investment portfolio. Additionally, our long term marketable investments, which are carried at the lower of cost or market, have fixed interest rates, and therefore are subject to changes in fair value.

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

(b) Changes in internal controls over financial reporting As a result of the evaluation completed by the Company, and in which Messrs. Styslinger and Bisson participated, the Company has concluded that there were no changes during the fiscal quarter ended July 31, 2011 in its internal controls over financial reporting, which have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	Legal Proceedings

On July 31, 2009, ARRIS Group, Inc. (“ARRIS”) filed a contempt motion in the U.S. District Court for the District of Delaware against SeaChange International relating to U.S. Patent No 5,805,804 (the “804 patent”), a patent in which ARRIS has an ownership interest.  In its motion, ARRIS is seeking further patent royalties and the enforcement of the permanent injunction entered by the Court on April 6, 2006 against certain SeaChange products.  On August 3, 2009, SeaChange filed a complaint seeking a declaratory judgment from the Court that its products do not infringe the ‘804 patent and asserting certain equitable defenses.  On June 4, 2010, the Court entered an Order staying the declaratory judgment action pending resolution of the contempt proceeding.  On September 2, 2011, the Court entered an Order in which it concluded that a contempt proceeding is the appropriate procedure for resolving the parties’ dispute and that further factual and legal determinations would be necessary.  The Order made no determinations as to liability.  No schedule has been set by the Court for the additional proceedings.

SeaChange enters into agreements in the ordinary course of business with customers, resellers, distributors, integrators and suppliers. Most of these agreements require SeaChange to defend and/or indemnify the other party against intellectual property infringement claims brought by a third party with respect to SeaChange’s products. From time to time, SeaChange also indemnifies customers and business partners for damages, losses and liabilities they may suffer or incur relating to personal injury, personal property damage, product liability, and environmental claims relating to the use of SeaChange’s products and services or resulting from the acts or omissions of SeaChange, its employees, authorized agents or subcontractors. For example, SeaChange has received requests from several of its customers for indemnification of patent litigation claims asserted by Acacia Media Technologies, USA Video Technology Corporation, Multimedia Patent Trust, Microsoft Corporation, VTran Media Technologies and ActiveVideo Networks, Inc. Management performed an analysis of these requests, evaluating whether any potential losses were probable and estimable.

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

Repurchase of the Company’s Equity Securities

On May 26, 2010, SeaChange’s Board of Directors authorized the repurchase of up to $20.0 million of its common stock, par value $.01 per share, through a share repurchase program. As authorized by the program, shares may be purchased in the open market or through privately negotiated transactions in a manner consistent with applicable securities laws and regulations, including pursuant to a Rule 10b5-1 plan maintained by the Company. This share repurchase program does not obligate the Company to acquire any specific number of shares and may be suspended or discontinued at any time. All repurchases are expected to be funded from the Company’s current cash and investment balances. The stock repurchase program will expire on January 31, 2012. There were no stock repurchases during the three months ended July 31, 2011.

ITEM 6.       Exhibits

(a)	Exhibits

10.1
SeaChange International, Inc. 2011 Compensation and Incentive Plan (filed as Appendix A to the Company’s Proxy Statement on Schedule 14A previously filed on May 31, 2011 with the Commission (File No. 000-21393) and incorporated herein by reference).

10.2
Form of Restricted Stock Unit Agreement under the SeaChange International, Inc. 2011 Compensation and Incentive Plan (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K previously filed on July 20, 2011 with the Commission (File No. 000-21393) and incorporated herein by reference).

31.1	Certification Pursuant to Rule 13a-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification Pursuant to Rule 13a-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	XBRL Taxonomy Extension Definition Linkbase

101.LAB*	XBRL Taxonomy Extension Label Linkbase

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

*
Pursuant to Rule 406T of Regulation S-T, these interactive data files shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, except as expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, SeaChange International, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: September 9, 2011

SEACHANGE INTERNATIONAL, INC.

by:	/s/ Kevin M. Bisson
Kevin M. Bisson
Chief Financial Officer,
Senior Vice President, Finance and
Administration, Treasurer and Secretary

Index to Exhibits

No.	Description

10.1
SeaChange International, Inc. 2011 Compensation and Incentive Plan (filed as Appendix A to the Company’s Proxy Statement on Schedule 14A previously filed on May 31, 2011 with the Commission (File No. 000-21393) and incorporated herein by reference).

10.2
Form of Restricted Stock Unit Agreement under the SeaChange International, Inc. 2011 Compensation and Incentive Plan (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K previously filed on July 20, 2011 with the Commission (File No. 000-21393) and incorporated herein by reference).

31.1	Certification Pursuant to Rule 13a-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification Pursuant to Rule 13a-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	XBRL Taxonomy Extension Definition Linkbase

101.LAB*	XBRL Taxonomy Extension Label Linkbase

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

*
Pursuant to Rule 406T of Regulation S-T, these interactive data files shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, except as expressly set forth by specific reference in such filing.