Form 10-Q
period 2011-10-31
SEACHANGE INTERNATIONAL INC
filed 2011-12-12
CIK 1019671

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2011

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

The number of shares outstanding of the registrant’s Common Stock on December 2, 2011 was 32,363,270.

SEACHANGE INTERNATIONAL, INC.

Table of Contents

		Page

PART I. FINANCIAL INFORMATION

Item 1.	Unaudited Financial Statements

	Consolidated Balance Sheets at October 31, 2011 and January 31, 2011	3

	Consolidated Statements of Operations for the three and nine months ended October 31, 2011 and October 31, 2010	4

	Consolidated Statements of Cash Flows for the nine months ended October 31, 2011 and October 31, 2010	5

	Notes to Consolidated Financial Statements	6-18

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18-37

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	37

Item 4.	Controls and Procedures	38

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	39

Item 1A.	Risk Factors	39

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	39

Item 6.	Exhibits	40

SIGNATURES		41

PART I – FINANCIAL INFORMATION

ITEM 1. Financial Statements

SEACHANGE INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	October 31,	January 31,
	2011	2011
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$70,658	$73,145
Restricted cash	1,200	1,332
Marketable securities	11,862	7,340
Accounts receivable, net of allowance for doubtful accounts of $873 and $995, respectively	42,814	48,843
Unbilled receivables	4,933	5,644
Inventories, net	13,313	14,393
Prepaid expenses and other current assets	6,698	7,148
Deferred tax assets	3,223	3,775
Total current assets	154,701	161,620
Property and equipment, net	34,865	36,381
Marketable securities, long-term	5,157	4,379
Investments in affiliates	3,166	2,913
Intangible assets, net	26,465	30,306
Goodwill	66,596	65,273
Other assets	1,860	2,163
Deferred tax assets, long-term	2,200	2,156
Total assets	$295,010	$305,191
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$6,716	$11,249
Other accrued expenses	16,297	16,528
Customer deposits	1,963	3,993
Deferred revenues	30,153	37,039
Deferred tax liabilities	67	183
Total current liabilities	55,196	68,992
Deferred revenue, long-term	4,946	6,930
Other liabilities, long-term	7,234	11,231
Distribution and losses in excess of investment	1,061	1,161
Taxes payable, long-term	2,661	3,013
Deferred tax liabilities, long-term	4,910	4,722
Total liabilities	76,008	96,049

Stockholders Equity:
Convertible preferred stock, $0.01 par value, 5,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.01 par value;100,000,000 shares authorized; 32,198,753 and 31,876,815 shares issued; 32,158,969 and 31,837,031 shares outstanding, respectively	323	319
Additional paid-in capital	213,543	207,121
Treasury stock, at cost 39,784 common shares	(1)	(1)
Accumulated earnings	11,333	10,521
Accumulated other comprehensive loss	(6,196)	(8,818)
Total stockholders’ equity	219,002	209,142
Total liabilities and stockholders’ equity	$295,010	$305,191

The accompanying notes are an integral part of these consolidated financial statements.

SEACHANGE INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	October 31,		October 31,
	2011	2010	2011	2010
Revenues:
Products	$22,306	$18,378	$58,909	$64,993
Services	31,055	30,757	96,602	90,367
Total revenues	53,361	49,135	155,511	155,360
Cost of revenues:
Products	6,751	7,299	19,732	26,082
Services	20,506	18,595	60,010	53,799
Total cost of revenues	27,257	25,894	79,742	79,881
Gross profit	26,104	23,241	75,769	75,479
Operating expenses:
Research and development	11,479	11,570	33,507	37,351
Selling and marketing	6,031	5,726	18,944	18,315
General and administrative	6,412	6,112	19,019	18,089
Amortization of intangibles	983	805	2,968	2,512
Acqusition costs	1,412	105	1,517	334
Restructuring	(6)	2,435	221	6,944
Total operating expenses	26,311	26,753	76,176	83,545
Loss from operations	(207)	(3,512)	(407)	(8,066)
Gain on sale of investment in affiliate	-	-	-	25,188
Other (expense) income, net	(252)	278	372	77
(Loss) income before income taxes and equity income (loss) in earnings of affiliates	(459)	(3,234)	(35)	17,199
Income tax (benefit) provision	(478)	1,942	(437)	(1,700)
Equity income (loss) in earnings of affiliates, net of tax	389	(39)	409	(284)
Net income (loss)	$408	$(5,215)	$811	$18,615
Income (loss) earnings per share:
Basic	$0.01	$(0.17)	$0.03	$0.59
Diluted	$0.01	$(0.17)	$0.02	$0.58
Weighted average common shares outstanding:
Basic	32,132	31,496	32,055	31,409
Diluted	32,817	31,496	32,706	31,929

The accompanying notes are an integral part of these consolidated financial statements.

SEACHANGE INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
 (in thousands)
(unaudited)

	Nine Months Ended
	October 31,
	2011	2010
Cash flows from operating activities:
Net income	$811	$18,615
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	5,678	6,288
Amortization of intangibles and capitalized software	4,607	3,916
Distposal of fixed assets	34	1,283
Inventory valuation charge	418	404
Provision for doubtful accounts receivable	(122)	2
Discounts earned and amortization of premiums on marketable securities	41	49
Equity income loss in earnings of affiliates	(408)	284
Gain on sale of investment in affiliate	-	(25,188)
Stock-based compensation expense	3,600	1,258
Deferred income taxes	3,232	(5,903)
Changes in operating assets and liabilities:
Accounts receivable	5,741	8,803
Unbilled receivables	223	(1,204)
Inventories	(123)	38
Prepaid expenses and other assets	(1,503)	1,469
Accounts payable	(6,437)	461
Accrued expenses	1,813	3,894
Acquisition-related contingent consideration	1,282	-
Customer deposits	(2,030)	(1,020)
Deferred revenues	(9,205)	(3,903)
Other	572	(120)
Net cash provided by operating activities	8,224	9,426
Cash flows from investing activities:
Purchases of property and equipment	(2,449)	(3,525)
Purchases of marketable securities	(14,909)	(7,818)
Proceeds from sale and maturity of marketable securities	9,492	6,258
Payments for acquisitions, net of cash acquired	-	(9,870)
Payments of contingent consideration	(4,935)	(4,751)
Investment in affiliates	-	(720)
Gross proceeds from sale of investment in affiliate	-	34,086
Release of restricted cash	136	(54)
Net cash (used) provided by investing activities	(12,665)	13,606
Cash flows from financing activities:
Purchases of treasury stock	-	(1,435)
Excess tax benefit related to share based compensation expense	-	4
Proceeds from issuance of common stock relating to the stock plans	1,789	2,286
Net cash provided by financing activities	1,789	855
Effect of exchange rate changes on cash and cash equivalents	165	(117)
Net increase (decrease) in cash and cash equivalents	(2,487)	23,770
Cash and cash equivalents, beginning of period	73,145	37,647
Cash and cash equivalents, end of period	$70,658	$61,417
Supplemental disclosure of cash flow activities:
Income taxes paid	$308	$3,114
Supplemental disclosure of non-cash activities:
Transfer of items originally classified as inventories to equipment	$1,247	$1,127

The accompanying notes are an integral part of these consolidated financial statements

SEACHANGE INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1. Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of SeaChange International, Inc. and its subsidiaries (“SeaChange” or the “Company”) in accordance with U.S. generally accepted accounting principles (U.S. GAAP) for interim financial reports and the instructions for Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared under generally accepted accounting principles have been condensed or omitted pursuant to such regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the Company’s most recently audited financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K as filed with the SEC for the fiscal year ended January 31, 2011. In the opinion of management, the accompanying financial statements include all adjustments necessary to present a fair presentation of the consolidated financial statements for the periods shown. Interim results are not necessarily indicative of the operating results for the full fiscal year or any future periods. The preparation of these financial statements in conformity with U.S. GAAP requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and disclosure of contingent assets and liabilities. Actual results may differ from management’s estimates. The only significant changes in our accounting policies during the nine months ended October 31, 2011, as compared to the significant accounting policies described in our Annual Report on Form 10-K for the year ended January 31, 2011, are related to the adoption of the new accounting guidance regarding multiple element arrangements as described in footnote 2.

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

Under the software revenue recognition rules, the fee is allocated to the various elements based on Vendor Specific Objective Evidence (“VSOE”) of fair value. Under this method, the total arrangement value is allocated first to undelivered elements, based on their fair values, with the remainder being allocated to the delivered elements. Where fair value of undelivered service elements has not been established, the total arrangement value is recognized over the period during which the services are performed. The amounts allocated to undelivered elements, which may include project management, training, installation, maintenance and technical support and certain hardware and software components, are based upon the price charged when these elements are sold separately and unaccompanied by the other elements. The amount allocated to installation, training and project management revenue is based upon standard hourly billing rates and the estimated time required to complete the service. These services are not essential to the functionality of systems as these services do not alter the equipment’s capabilities, are available from other vendors and the systems are standard products. For multiple element arrangements that include software development with significant modification or customization and systems sales where vendor-specific objective evidence of the fair value does not exist for the undelivered elements of the arrangement (other than maintenance and technical support), percentage of completion accounting is applied for revenue recognition purposes to the entire arrangement with the exception of maintenance and technical support. All multiple-deliverable revenue arrangements negotiated prior to February 1, 2011 and the sale of all software-only products and associated services have been accounted for under this guidance during the three and nine months ended October 31, 2011.

Under the revenue recognition rules for tangible products as amended by ASU 2009-13, the fee from a multiple-deliverable arrangement is allocated to each of the deliverables based upon their relative selling prices as determined by a selling-price hierarchy. A deliverable in an arrangement qualifies as a separate unit of accounting if the delivered item has value to the customer on a stand-alone basis. A delivered item that does not qualify as a separate unit of accounting is combined with the other undelivered items in the arrangement and revenue is recognized for those combined deliverables as a single unit of accounting. The selling price used for each deliverable is based upon VSOE if available, third-party evidence (TPE) if VSOE is not available, and best estimate of selling price (BESP) if neither VSOE nor TPE are available. TPE is the price of the Company’s or any competitor’s largely interchangeable products or services in stand-alone sales to similarly situated customers. BESP is the price at which the Company would sell the deliverable if it were sold regularly on a stand-alone basis, considering market conditions and entity-specific factors. All multiple-deliverable revenue arrangements negotiated after February 1, 2011, excluding the sale of all software-only products and associated services, have been accounted for under this guidance during the three and nine months ended October 31, 2011.

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

Since all of the Company’s revenue prior to the adoption of ASU 2009-14 fell within the scope of the software revenue recognition rules and the Company has only established VSOE for services and revenue in a multiple-deliverable arrangement involving products, revenue was frequently deferred until the last item was delivered. The adoption of ASU 2009-13 and 2009-14 has resulted in earlier revenue recognition in multiple-deliverable arrangements involving the Company’s hardware products with embedded software because revenue can be recognized for each of these deliverables based upon their relative selling prices as defined above. In the three and nine months ended October 31, 2011, revenue was $1.4 million and $3.2 million, respectively, higher than it would have been if ASU 2009-13 and 2009-14 had not been adopted. The revenue impact in the Software segment would have been lower by $128,000 and higher by $1.3 million, respectively, for the three and nine months ended October 31, 2011. The revenue impact in the Servers and Storage segment was an increase of $1.5 million and $1.9 million, respectively, for the three and nine months ended October 31, 2011.

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

Level 2: Observable market based inputs or unobservable inputs that are corroborated by market data.

Level 3: Unobservable inputs that are not corroborated by market data.

The Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of October 31, 2011 are as follows:

	October 31,	Fair Value Measurements Using
	2011	Level 1	Level 2	Level 3
		(in thousands)
Financial assets:
Money market accounts (a)	$1,324	$1,324	$-	$-
U.S. government agency issues (a)	17,019	14,527	2,492	-
Total assets	$18,343	$15,851	$2,492	$-

Other liabilities:
Acquisition-related consideration (b)	$10,913	$-	$-	$10,913

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

The following tables set forth a reconciliation of assets and liabilities transferred from Level 1 to Level 2. Investments are transferred from Level 1 to Level 2 when there is no active market price quoted within five business days of October 31, 2011:

	Level 1	Level 2
	Marketable Securities	Marketable Securities
	(in thousands)
Beginning balance July 31, 2011	$8,453	$2,492
Purchases	7,503	-
Sales/Maturities	(1,429)	-
Ending balance October 31, 2011	$14,527	$2,492

The following table sets forth a reconciliation of assets measured at fair value on a recurring basis with the use of significant unobservable inputs (Level 3) for the three months ended October 31, 2011:

Level 3
Accrued Contingent
`	Consideration
(in thousands)
Ending balance July 31, 2011	$11,702
Change in fair value of contingent consideration	130
Additonal contingent earnout	1,282
Contingency payment	(1,735)
Translation adjustment	(466)
Ending balance October 31, 2011	$10,913

The following is a summary of available for sale securities:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
October 31, 2011:
Cash	$69,334	$-	$-	$69,334
Cash equivalents	1,324	-	-	1,324
Cash and cash equivalents	70,658	-	-	70,658
US government agency issues	11,780	82	-	11,862

US government agency issues
Marketable securities—long-term	5,152	5	-	5,157
Total cash equivalents and marketable securities	$87,590	$87	$-	$87,677

January 31, 2011:
Cash	$66,539	$-	$-	$66,539
Cash equivalents	6,606	-	-	6,606
Cash and cash equivalents	73,145	-	-	73,145
US government agency issues	7,245	95	-	7,340

US government agency issues	4,308	71	-	4,379
Total cash equivalents and marketable securities	$84,698	$166	$-	$84,864

The following is a schedule of the contractual maturities of available-for- sale investments:

	October 31,	January 31,
	2011	2011
	(in thousands)
Investment Maturities:
Less than 1 year	$11,862	$7,340
One to three years	5,157	4,379
	$17,019	$11,719

4. Inventories

Inventory consists primarily of hardware and related component parts and is stated at the lower of cost (on a first-in, first-out basis) or market. Inventories consist of the following:

	October 31,	January 31,
	2011	2011
	(in thousands)
Components and assemblies	$7,976	$8,158
Finished products	5,337	6,235
Total inventory, net	$13,313	$14,393

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

ODG entered into a Service Agreement with the joint venture whereby ODG provides content aggregation, distribution, marketing and administration services to the joint venture under an arm’s length fee structure. In the three months ended October 31, 2011 and 2010, ODG recorded revenues of approximately $436,000 and $750,000, respectively, related to the Service Agreement. In the nine months ended October 31, 2011 and 2010, ODG recorded revenues of approximately $1.4 million and $1.5 million, respectively, related to the Service Agreement. ODG’s share of profits from this agreement in proportion to its equity ownership interest is eliminated in consolidation.

The Shareholder’s Agreement requires both ODG and TMG to provide cash contributions up to $4.2 million upon the request of the joint venture’s management and approval by the shareholders of the joint venture. To date, the Company has contributed $1.6 million as required per the shareholders agreement.

ODG recorded its proportionate share of the joint venture’s gain of $259,000 for the three months ended October 31, 2011 and losses of $39,000 for the three months ended October 31, 2010. ODG recorded its proportionate share of the joint venture’s gains of $194,000 for the nine months ended October 31, 2011 and losses of $284,000 for the nine months October 31, 2010. Due to the contribution of assets by ODG to the joint venture and ODG’s share of the joint venture’s net loss exceeding the book value of its investment in the joint venture, the investment is recorded as a long-term liability of $1.0 million as of October 31, 2011 and $1.2 million as of January 31, 2011.

6. Goodwill and Intangible Assets

Goodwill

Goodwill allocated to the Company’s reportable segments and changes in the carrying amount of goodwill for the first nine months of fiscal 2012 were as follows:

	Goodwill
	Software	Servers & Storage	Media Services	Total
	(in thousands)
Balance at January 31, 2011	$45,097	$754	$19,422	$65,273
Reallocation of Broadcast software	(1,267)	1,267	-	-
Cumulative translation adjustment	985	-	338	1,323
Balance at October 31, 2011	$44,815	$2,021	$19,760	$66,596

During its third fiscal quarter of 2012, the Company completed its annual impairment testing of goodwill associated with its three reporting units and determined there was no goodwill impairment. As of October 31, 2011, the Company considered possible impairment triggering events since the last impairment test such as comparing its market capitalization relative to the carrying value of its net assets. The Company concluded that there were no triggering events that would indicate a potential impairment of goodwill or other intangibles.

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

Intangible Assets

Intangible assets consisted of the following:

		October 31, 2011			January 31, 2011
	Weighted average remaining life (Years)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
		(in thousands)			(in thousands)
Finite-lived intangible assets:
Customer contracts	5.8	$35,140	$(16,580)	$18,560	$34,576	$(14,291)	$20,285
Non-compete agreements	1.3	2,823	(1,778)	1,045	2,742	(1,104)	1,638
Completed technology	3.7	12,247	(6,388)	5,859	11,976	(4,775)	7,201
Trademarks and other	1.6	2,411	(2,176)	235	2,384	(1,946)	438
Total finite-lived intangible assets		$52,621	$(26,922)	$25,699	$51,678	$(22,116)	$29,562
Infinite-lived intangible assets:
Trade names	Infinite	$200	$-	$200	$200	$-	$200
In-process research and development	Infinite	566	-	566	544	-	544
Total infinite-lived intangible assets		$766	$-	$766	$744	$-	$744
Total intangible assets		$53,387	$(26,922)	$26,465	$52,422	$(22,116)	$30,306

Estimated future amortization expenses related to the above intangible assets at October 31, 2011 are as follows:

Fiscal Year	(in thousands)
2012 (for the remaining three months ending January 31, 2012)	$1,503
2013	5,921
2014	4,746
2015	4,399
2016 and thereafter	9,130
Total	$25,699

7. Commitments and Contingencies

ARRIS Litigation

On July 31, 2009, ARRIS Group, Inc. (“ARRIS”) filed a contempt motion in the U.S. District Court for the District of Delaware against SeaChange International relating to U.S. Patent No 5,805,804 (the “804 patent”), a patent in which ARRIS has an ownership interest. In its motion, ARRIS is seeking further patent royalties and the enforcement of the permanent injunction entered by the Court on April 6, 2006 against certain SeaChange products. On August 3, 2009, SeaChange filed a complaint seeking a declaratory judgment from the Court that its products do not infringe the ‘804 patent and asserting certain equitable defenses. On June 4, 2010, the Court entered an Order staying the declaratory judgment action pending resolution of the contempt proceeding. On September 2, 2011, the Court entered an Order in which it concluded that a contempt proceeding is the appropriate procedure for resolving the parties’ dispute and that further factual and legal determinations would be necessary. The Order made no determinations as to liability. No schedule has been set by the Court for the additional proceedings. The Company believes that its products do not infringe on the ‘804 patent and that it has meritorious defenses against the suit, however, the ultimate resolution of the matter is not reasonably estimable at this time, but could result in a material liability for the Company.

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

8. Restructuring

No severance amounts are reported as a component of accrued liabilities on the Balance Sheet as of October 31, 2011 as follows:

(in thousands)	Severance
Accrual balance as of January 31, 2011	$408
Severence charges accrued	$227
Severance costs paid	(635)
Accrual balance as of October 31, 2011	$-

On November 4, 2011, the Company took further actions to lower its cost structure in its Servers and Storage segment, resulting in a $300,000 severance charge during the fourth quarter of fiscal 2012, as it strives to improve its financial performance. On November 30, 2011, the Company announced that William C. Styslinger, III is retiring as Chairman and Chief Executive Officer effective December 8, 2011. In connection with his retirement, Mr. Styslinger and SeaChange entered into a separation agreement. Under the terms of the Separation Agreement, the Company will pay Mr. Styslinger two times his annual base salary in twelve equal monthly installments and pay for 24 months of Mr. Styslinger’s coverage under comparable medical and dental benefit plans to those by which Mr. Styslinger was covered immediately prior to the termination of his employment, resulting in a $1.0 million severance charge in the fourth quarter of fiscal 2012.

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

Stock-based compensation cost is measured at the grant date at the fair value of the award and is recognized over the employee’s requisite service period. The following table presents total stock-based compensation included in the Consolidated Statement of Income:

	Three Months Ended		Nine Months Ended
	October 31,		October 31,
	2011	2010	2011	2010
	(in thousands)		(in thousands)
Cost of revenues	$142	$27	$383	$147
Research and development	107	108	427	339
Selling and marketing	292	72	1,005	270
General and administrative	612	206	1,785	502
Total stock-based compensation	1,153	413	3,600	1,258

10. Treasury Stock

On May 26, 2010, SeaChange’s Board of Directors authorized the repurchase of up to $20.0 million of its common stock, par value $.01 per share, through a share repurchase program. As authorized by the program, shares may be purchased in the open market or through privately negotiated transactions in a manner consistent with applicable securities laws and regulations, including pursuant to a Rule 10b5-1 plan maintained by the Company. This share repurchase program does not obligate the Company to acquire any specific number of shares and may be suspended or discontinued at any time. All repurchases are expected to be funded from the Company’s current cash and investment balances. The timing and amount of the shares to be repurchased will be based on market conditions and other factors, including price, corporate and regulatory requirements and alternative investment opportunities. The repurchase program terminates on January 31, 2012. There were no stock repurchases during the three months or nine months ended October 31, 2011.

11. Segment Information

The Company is managed and operated as three segments, Software, Servers and Storage, and Media Services. Effective February 1, 2011, the Company realigned its segments by reclassifying the Broadcast software solutions from the Software segment to the Servers and Storage segment. The Company believes the Broadcast software product line is better aligned with the Servers and Storage segment and therefore made the decision in the first quarter of fiscal 2012 to have this product line managed by the Servers and Storage Business Unit Manager. The Segment data for the three and nine months ended October 31, 2010 have been recast to reflect the reclassification of the Broadcast software solutions to Servers and Storage. The reclassification of the Broadcast software solutions resulted in a recast of $1.7 million and $5.7 million of revenue for the three and nine months ended October 31, 2010, respectively, and did not have a material impact to the income from operations for the Software segment and Servers and Storage segments for the three and nine months ended October 31, 2010. A description of the three reporting segments is as follows:

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

Under this reporting structure, the Company further determined that there are significant functions, and therefore costs, that are considered corporate expenses and are not allocated to the reportable segments for the purposes of assessing performance and making operating decisions. These unallocated costs include general and administrative expenses, other than direct general and administrative expenses related to Media Services and Software, other income (expense), net, taxes and equity income (losses) in earnings of affiliates, which are managed separately at the corporate level. The basis of the assumptions for all such revenues, costs and expenses includes significant judgments and estimations. There are no inter-segment revenues for the periods shown below. The Company does not separately track all assets by operating segments nor are the segments evaluated under this criterion.

	Three Months Ended		Nine Months Ended
	October 31,		October 31,
	2011	2010	2011	2010
	(in thousands)		(in thousands)
Software
Revenue:
Products	$17,698	$14,443	$45,875	$47,492
Services	19,926	18,738	61,874	57,315
Total revenue	37,624	33,181	107,749	104,807
Gross profit	22,439	18,338	62,763	57,868
Operating expenses:
Research and development	9,678	8,766	27,884	28,079
Selling and marketing	4,845	3,948	15,752	12,129
General and administrative	547	421	1,506	936
Amortization of intangibles	948	733	2,863	2,299
Acquisition costs	1,412	105	1,517	334
Restructuring	(5)	344	74	878
	17,425	14,317	49,596	44,655
Income from operations	$5,014	$4,021	$13,167	$13,213

Servers and Storage
Revenue:
Products	$4,607	$3,935	$13,033	$17,501
Services	3,265	3,913	10,188	11,447
Total revenue	7,872	7,848	23,221	28,948
Gross profit	2,836	3,691	9,762	13,180
Operating expenses:
Research and development	1,801	2,804	5,622	9,272
Selling and marketing	1,186	1,778	3,192	6,186
Restructuring	-	2,091	148	5,154
	2,987	6,673	8,962	20,612
(Loss) income from operations	$(151)	$(2,982)	$800	$(7,432)

Media Services
Service revenue	$7,865	$8,106	$24,541	$21,605
Gross profit	830	1,213	3,245	4,431
Operating expenses:
General and administrative	994	1,408	2,896	3,114
Amortization of intangibles	35	73	106	213
	1,029	1,481	3,002	3,327
(Loss) income from operations	$(199)	$(268)	$243	$1,104

Unallocated Corporate
Operating expenses:
General and administrative	$4,871	$4,283	$14,617	$14,039
Restructuring	-	-	-	912
Total unallocated corporate expenses	$4,871	$4,283	$14,617	$14,951

Consolidated loss from operations	$(207)	$(3,512)	$(407)	$(8,066)

The following table summarizes revenues by geographic locations:

	Three Months Ended				Nine Months Ended
	October 31,				October 31,
	2011		2010		2011		2010
	Amount	%	Amount	%	Amount	%	Amount	%
	(in thousands, except percentages)				(in thousands, except percentages)
Revenues by customers' geographic locations:
North America	$29,438	56%	$27,323	55%	$82,261	52%	$90,045	58%
Europe and Middle East	20,494	38%	16,176	33%	61,645	40%	46,864	30%
Latin America	1,143	2%	1,392	3%	4,389	3%	7,430	5%
Asia Pacific and other international locations	2,286	4%	4,244	9%	7,216	5%	11,021	7%
Total	$53,361		$49,135		$155,511		$155,360

The following summarizes revenues by significant customer where such revenue exceeded 10% of total revenues for the indicated period:

	Three Months Ended		Nine Months Ended
	October 31,		October 31,
	2011	2010	2011	2010
Customer A	21%	18%	21%	24%
Customer B	12%	12%	11%	10%
Customer C	*	11%	*	*

At October 31, 2011, two different customers accounted for approximately 21% and 16%, respectively, of the accounts receivable and unbilled receivables balances, and at January 31, 2011, three customers accounted for 17%, 12% and 11%, respectively, of SeaChange’s accounts receivable and unbilled receivables balances.

12. Income Taxes

For the three months and nine months ended October 31, 2011, the Company recorded an income tax benefit of $478,000 and $437,000, on a loss before tax of $459,000 and $35,000, respectively. During the third quarter of fiscal 2012, the Company recognized $479,000 of tax benefits resulting from the expiration of the statute of limitations for uncertain tax positions. The statute of limitations varies by the various jurisdictions in which we operate. In any given year, the statute of limitations in certain jurisdictions may lapse without examination and any uncertain tax position taken in those years will result in reduction of the liability for unrecognized tax benefits for that year. The difference between our forecasted effective tax rate and the federal statutory rate of 35% is primarily due to the differential in foreign tax rates and the utilization of U.S. federal tax credits.

For the three and nine months ended October 31, 2010, the Company recorded an income tax provision of $1.9 million on a loss before tax of $3.2 million and an income tax benefit of $1.7 million on income before tax of $17.2 million, respectively. For the three months ended October 31, 2010, the income tax provision was due to the adjustment during the second quarter of fiscal 2011 to reflect the lower forecasted profit before tax for the fiscal year 2011. The Company estimates its annual effective tax rate for the year and applies that rate to the year to date profit before tax to determine the quarterly and year to date tax expense or benefit. The income tax benefit recorded for the nine months ended October 31, 2010 includes the second quarter benefit resulting from the change in lower forecasted fiscal 2011 profit before tax as well as the benefit in the first quarter associated with the gain on the sale of the Company’s equity investment in Casa Systems, Inc. in the first quarter and the benefit from the decrease of a portion of the valuation allowance against its deferred tax assets due to the Company having met the “more likely than not” realization criteria on its U.S. deferred tax assets as of October 31, 2010.

The effective income tax rate is based upon the estimated income for the year, the composition of the income in different countries and adjustments, if any, in the applicable quarterly periods for the potential tax consequences, benefits, resolution of tax audits or other tax contingencies. Our income tax provision or benefit consists of federal, foreign, and state income taxes.

13. Comprehensive Income

The components of comprehensive income consisted of the following:

	Three Months Ended		Nine Months Ended
	October 31,		October 31,
	2011	2010	2011	2010
	(in thousands)		(in thousands)
Net income (loss)	$408	$(5,215)	$811	$18,615
Other comprehensive income:
Foreign currency translation adjustment	(897)	3,269	2,696	60
Unrealized loss on marketable securities, net of tax	(21)	(14)	(74)	(30)
Other comprehensive (loss) income, net of tax	(918)	3,255	2,622	30
Comprehensive (loss) income	$(510)	$(1,960)	$3,433	$18,645

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

For the three months ended October 31, 2011 and 2010, there were 1,541,052 and 2,905,000 shares of common stock equivalents, respectively, which were anti-dilutive based on the Company’s stock price being lower than the option exercise price.

For the nine months ended October 31, 2011 and 2010, there were 1,549,552 and 2,646,000 shares of common stock equivalents, respectively, which were anti-dilutive based on the Company’s stock price being lower than the option exercise price.

Below is a summary of the shares used in calculating basic and diluted income per share for the periods indicated:

	Three Months Ended		Nine Months Ended
	October 31,		October 31,
	2011	2010	2011	2010
	(in thousands)		(in thousands)
Weighted average shares used in calculating earnings per share—Basic	32,132	31,496	32,055	31,409
Dilutive common stock equivalents	685	-	651	520

Weighted average shares used in calculating earnings per share—Diluted	32,817	31,496	32,706	31,929

15. Related Party

On September 1, 2009, SeaChange completed its acquisition of eventIS from a holding company in which Erwin van Dommelen, elected President of SeaChange Software in March 2010, has a 31.5% interest. On closing the transaction, SeaChange made cash payments to the holding company totaling $37.0 million and issued $1.1 million of restricted shares. SeaChange is obligated to make additional fixed payments to the holding company of deferred purchase price under the eventIS share purchase agreement, each such payment to be in an aggregate amount of $2.8 million with $1.7 million payable in cash and $1.1 million payable by the issuance of restricted shares of SeaChange common stock, which will vest in equal installments over three years starting on the first anniversary date of the purchase agreement for three years. At the option of the former shareholder of eventIS, up to forty percent of each payment otherwise to be made in restricted stock may be payable in cash on the vesting dates of the restricted shares. On September 1, 2010, the Company paid the first installment of the fixed deferred purchase price by paying $1.8 million in cash, issuing 75,000 shares (approximate value $615,000) of restricted stock that vest annually over three years and providing for a cash payment of $410,000 to be paid out in equal installments on September 1, 2011, 2012, and 2013.  On September 1, 2011, the Company paid the second installment of the fixed deferred purchase price by paying $1.7 million in cash and issuing 152,023 shares (approximate value $1.1 million) of restricted stock that will vest annually over three years. Under the earn-out provisions of the share purchase agreement a payment of $340,000 for fiscal 2011 will be paid in fiscal 2012. Additional earn-out payments may be earned over each of the next two years ended January 31, 2012 and 2013 if certain performance goals are met.

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

Goodwill Impairment Test

In September 2011, the FASB issued additional guidance on goodwill impairment testing. This guidance permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. This guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011 with early adoption permitted. The Company will adopt the new guidance in the first quarter of fiscal 2012 starting on February 1, 2012. The Company anticipates that it will not have a material impact on our consolidated financial position or results of operations.

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

The Company is managed and operated as three segments, Software, Servers and Storage, and Media Services. Effective February 1, 2011, the Company realigned its segments by reclassifying the Broadcast software solutions from the Software segment to the Servers and Storage segment. The Company believes the Broadcast software product line is better aligned with the Servers and Storage segment and therefore made the decision in the first quarter of fiscal 2012 to have this product line managed by the Servers and Storage Business Unit Manager. The Segment data for the three and nine months ended October 31, 2010 has been recast to reflect the reclassification of the Broadcast software solutions to Servers and Storage. The reclassification of the Broadcast software solutions resulted in a recast of $1.7 million and $5.7 million of revenue for the three and nine months ended October 31, 2010, respectively, and did not have a material impact to the income from operations for the Software segment and Servers and Storage segment for the three and nine months ended October 31, 2010. A description of the three reporting segments is as follows:

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

Under this reporting structure, the Company further determined that there are significant functions, and therefore costs, that are considered corporate expenses and are not allocated to the reportable segments for the purposes of assessing performance and making operating decisions. These unallocated costs include general and administrative expenses, other than direct general and administrative expenses related to Media Services and Software, other income (expense), net, taxes and equity income (losses) in earnings of affiliates, which are managed separately at the corporate level. The basis of the assumptions for all such revenues, costs and expenses includes significant judgments and estimations. There are no inter-segment revenues for the periods shown below. The Company does not separately track all assets by operating segments nor are the segments evaluated under this criterion.

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

•	our ability to control operating costs given the fluctuations that we have experienced with revenues from quarter to quarter; and

•	our ability to successfully integrate businesses acquired by us, including eventIS and VividLogic.

As previously disclosed, with the help of financial advisors, the Company has been engaged in an evaluation of strategic alternatives for the Company. After an extensive review, the Company has decided that it is in the best interest of shareholders to continue as a standalone publicly traded company. The Company is focused on significantly improving and streamlining operations, and will continue to evaluate alternatives for certain non-core businesses.

On November 30, 2011, the Company announced the appointment, effective immediately, of technology executive and SeaChange board member Raghu Rau as interim Chief Executive Officer, following the retirement of William C. Styslinger, III as Chairman and Chief Executive Officer effective December 8, 2011. The Company also announced the appointment of Thomas Olson, a SeaChange board member and former CEO of Katz Media Group and National Cable Media, as Chairman of the Board.

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

Under the software revenue recognition rules, the fee is allocated to the various elements based on VSOE of fair value. Under this method, the total arrangement value is allocated first to undelivered elements, based on their fair values, with the remainder being allocated to the delivered elements. Where fair value of undelivered service elements has not been established, the total arrangement value is recognized over the period during which the services are performed. The amounts allocated to undelivered elements, which may include project management, training, installation, maintenance and technical support and certain hardware and software components, are based upon the price charged when these elements are sold separately and unaccompanied by the other elements. The amount allocated to installation, training and project management revenue is based upon standard hourly billing rates and the estimated time required to complete the service. These services are not essential to the functionality of systems as these services do not alter the equipment’s capabilities, are available from other vendors and the systems are standard products. For multiple element arrangements that include software development with significant modification or customization and systems sales where vendor-specific objective evidence of the fair value does not exist for the undelivered elements of the arrangement (other than maintenance and technical support), percentage of completion accounting is applied for revenue recognition purposes to the entire arrangement with the exception of maintenance and technical support. All multiple-deliverable revenue arrangements negotiated prior to February 1, 2011 and the sale of all software-only products and associated services have been accounted for under this guidance during the three and nine months ended October 31, 2011.

Under the revenue recognition rules for tangible products as amended by ASU 2009-13, the fee from a multiple-deliverable arrangement is allocated to each of the deliverables based upon their relative selling prices as determined by a selling-price hierarchy. A deliverable in an arrangement qualifies as a separate unit of accounting if the delivered item has value to the customer on a stand-alone basis. A delivered item that does not qualify as a separate unit of accounting is combined with the other undelivered items in the arrangement and revenue is recognized for those combined deliverables as a single unit of accounting. The selling price used for each deliverable is based upon VSOE if available, third-party evidence (TPE) if VSOE is not available, and best estimate of selling price (BESP) if neither VSOE nor TPE are available. TPE is the price of the Company’s or any competitor’s largely interchangeable products or services in stand-alone sales to similarly situated customers. BESP is the price at which the Company would sell the deliverable if it were sold regularly on a stand-alone basis, considering market conditions and entity-specific factors. All multiple-deliverable revenue arrangements negotiated after February 1, 2011, excluding the sale of all software-only products and associated services, have been accounted for under this guidance during the three and nine months ended October 31, 2011.

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

Since all of the Company’s revenue prior to the adoption of ASU 2009-14 fell within the scope of the software revenue recognition rules and the Company has only established VSOE for services and revenue in a multiple-deliverable arrangement involving products, revenue was frequently deferred until the last item was delivered. The adoption of ASU 2009-13 and 2009-14 has resulted in earlier revenue recognition in multiple-deliverable arrangements involving the Company’s hardware products with embedded software because revenue can be recognized for each of these deliverables based upon their relative selling prices as defined above. In the three and nine months ended October 31, 2011, revenue was $1.4 million and $3.2 million, respectively, higher than it would have been if ASU 2009-13 and 2009-14 had not been adopted. The revenue impact in the Software segment would have been lower by $128,000 and higher by $1.3 million, respectively, for the three and nine months ended October 31, 2011. The revenue impact in the Servers and Storage segment was an increase of $1.5 million and $1.9 million, respectively, for the three and nine months ended October 31, 2011.

Three Months Ended October 31, 2011 Compared to the Three Months Ended October 31, 2010

The following table sets forth statement of operations data for the three months ended October 31, 2011 and 2010.

	Three Months Ended
	October 31,
	2011	2010
	(in thousands)
Revenues:
Products	$22,306	$18,378
Services	31,055	30,757
	53,361	49,135

Costs and expenses:
Cost of product revenues	6,751	7,299
Cost of services revenues	20,506	18,595
Research and development	11,479	11,570
Selling and marketing	6,031	5,726
General and administrative	6,412	6,112
Amortization of intangibles	983	805
Acquisition costs	1,412	105
Restructuring	(6)	2,435
Loss from operations	(207)	(3,512)
Other (loss) income, net	(252)	278
Loss before income taxes and equity loss in earnings of affiliates	(459)	(3,234)
Income tax (benefit) provision	(478)	1,942
Equity income (loss) in earnings of affiliates, net of tax	389	(39)
Net income (loss)	$408	$(5,215)

Revenues

The following table summarizes information about the Company’s reportable segment revenues for the three months ended October 31, 2011 and 2010.

	Three Months Ended
	October 31,
	2011	2010	%
	(in thousands, except for percentage data)
Software revenues:
Products	$17,698	$14,443	23%
Services	19,926	18,738	6%
Total Software revenues	37,624	33,181	13%

Servers and Storage revenues:
Products	4,607	3,935	17%
Services	3,265	3,913	(17)%
Total Servers and Storage revenues	7,872	7,848	0%

Media Services revenues:
Services	7,865	8,106	(3%)

Total consolidated revenue:
Products	22,305	18,378	21%
Services	31,056	30,757	1%
Total consolidated revenues	$53,361	$49,135	9%

Product Revenues. Product revenues increased 21% to $22.3 million in the three months ended October 31, 2011 from $18.4 million in the three months ended October 31, 2010. Product revenues from the Software segment accounted for 79% of the total product revenues for the three months ended October 31, 2011 and 2010, respectively. The Servers and Storage segment accounted for 21% of total product revenues in the three months ended October 31, 2011 and 2010, respectively. The increase in Product revenues compared to the third quarter ending October 31, 2010 was due to higher shipments of VOD servers, higher VOD and Advertising software product revenues and a significant home gateway licensing transaction with a large domestic customer. These increases were partially offset by lower TV Navigator product revenues due to a portion of middleware revenues from Virgin Media being recorded as service revenues during the three and nine months ended October 31, 2011, while recorded entirely as product revenue in prior periods. In previous years, the agreement with Virgin Media provided for licensing rights and specified enhancements to the software and therefore the associated revenues were classified as product revenues. However, the agreement in the first quarter of fiscal 2012 provided for software licensing rights and software maintenance services, and was accordingly split between product and services revenues.

Services Revenues. Services revenues increased 1% year over year to $31.0 million in the three months ended October 31, 2011 from $30.8 million in the three months ended October 31, 2010. For the three months ended October 31, 2011 and 2010, services revenues for the Software segment accounted for 64% and 61%, respectively, of the total services revenue. Servers and Storage services revenues accounted for 11% and 13% of total services revenue and Media Services revenues accounted for 25% and 26% of total services revenues in the three months ended October 31, 2011 and 2010, respectively. The increase in Service revenues compared to the three months ended October 31, 2010 was due to the reclassification of a portion of middleware revenues from Virgin Media from product revenues to Service revenues as noted previously.

For the three months ended October 31, 2011, two customers accounted for more than 33% of our total revenues, and three customers accounted for more than 41% of our total revenues for the three months ended October 31, 2010. Revenues from each of these customers was included in revenues from the Software, Servers and Storage, and Media Services segments. We believe that a significant amount of our revenues will continue to be derived from a limited number of customers.

International sales accounted for approximately 49% and 50% of total revenues in the three months ended October 31, 2011 and 2010, respectively. With the acquisition of eventIS, headquartered in the Netherlands, and continued growth in our Media Services business at ODG, we expect that international products and services revenues will be a significant portion of our business in the future.

Software Revenues. Revenues from our Software segment for the three months ended October 31, 2011 increased $4.4 million, or a 13% increase compared to the three months ended October 31, 2010. The increase in Software revenues was due to the significant home gateway licensing transaction noted earlier, higher VOD software revenues from our European customers and higher Advertising product revenues from North American service providers.

Servers and Storage Revenues. Revenues from the Servers and Storage segment for the three months ended October 31, 2011 were flat compared to the three months ended October 31, 2010. The 17% increase in product revenue was offset by a 17% decrease in service revenues. The increase in product revenues was due to higher shipments of VOD server products. In addition, last year’s third quarter included the return of VOD servers due to a warranty claim from a customer, which resulted in the reduction of previously recorded VOD server revenue of approximately $1.9 million. The 17% decrease in Service revenues is due to lower maintenance for VOD servers and Broadcast products and lower VOD server professional services.

Media Services. Revenues from Media Services decreased by approximately $241,000 to $7.9 million in the three months ended October 31, 2011 compared to the three months ended October 31, 2010. The decrease in revenue was due primarily to lower content processing revenues from customers in the United Kingdom, Greece and Dubai, partially offset by higher revenues from customers in France and new contracts from customers in Latin America and Eastern Europe.

Product Gross Profit. Costs of product revenues consist primarily of the cost of purchased material components and subassemblies, labor and overhead relating to the final assembly and testing of complete systems and related expenses. The gross profit percentage for products increased to 70% for the three months ended October 31, 2011 from 60% for the three months ended October 31, 2010. The ten point increase in product margin was due to a greater mix of higher margin Advertising product revenues combined with the favorable impact from the large home gateway licensing transaction.

Services Gross Profit. Cost of services revenues consist primarily of labor, materials and overhead relating to the installation, training, product maintenance and technical support, software development, and project management provided by us and costs associated with providing video content services. The gross profit percentage for services of 34% for the three months ended October 31, 2011 decreased from 40% for the three months ended October 31, 2010 due to lower VOD server professional services revenues, lower VOD server and Broadcast product maintenance revenues and lower Media Services margins.

Software Revenues Gross Profit. Software segment gross margin of 60% for the three months ended October 31, 2011 was five percentage points higher compared to the three months ended October 31, 2010. The increase in Software gross margin was primarily due to a greater mix of higher margin Advertising revenues and the favorable impact from the large home gateway licensing transaction.

Servers and Storage Gross Profit. Servers and Storage segment gross margin of 36% for the three months ended October 31, 2011 was eleven points lower than for the three months ended October 31, 2010 due to lower VOD server maintenance and professional service revenues and lower VOD server margins on a large order from a U.K. customer during the third quarter of fiscal 2012.

Media Services Gross Profit. Media Services segment gross margin of 11% for the three months ended October 31, 2011 was four percentage points lower than the gross margin for the three months ended October 31, 2010 due to higher headcount-related costs and increased content costs to support new customer contracts in Latin America and Eastern Europe.

Research and Development. Research and development expenses consist primarily of the compensation of development personnel, depreciation of development and test equipment and an allocation of related facilities expenses. Research and development expenses decreased to $11.5 million, or 22% of total revenues, in the three months ended October 31, 2011, from $11.6 million or 24% of total revenues, in the three months ended October 31, 2010. The decrease year over year was primarily due to lower Servers and Storage and Software segment domestic headcount-related costs, partially offset by increased research and development costs related to our In Home product line.

Selling and Marketing. Selling and marketing expenses consist primarily of compensation expenses, including sales commissions, travel expenses and certain promotional expenses. Selling and marketing expenses increased from $5.7 million, or 12% of total revenues, in the three months ended October 31, 2010, to $6.0 million, or 11% of total revenues, in the three months ended October 31, 2011. The increase compared to the three months ended October 31, 2010 was primarily due to higher commission expense resulting from higher product revenues.

General and Administrative. General and administrative expenses consist primarily of the compensation of executive, finance, human resource and administrative personnel, legal and accounting services and an allocation of related facilities expenses. In the three months ended October 31, 2011, general and administrative expenses increased to $6.4 million, or 12% of total revenues, from $6.1 million, or 12% of total revenues, in the three months ended October 31, 2010. The increase in general and administrative expense is due to higher legal and professional fees associated with the Company’s review of strategic alternatives. After an extensive review of strategic alternatives, the Company decided in November 2011 that it was is in the best interest of shareholders to continue as a standalone public company and concluded this review.

Amortization of intangible assets. Amortization expense consists of the amortization of acquired intangible assets which are operating expenses and not considered costs of revenues. In the three months ended October 31, 2011 and 2010, amortization expense was $1.0 million and $805,000, respectively. Additional amortization expense of $506,000 and $466,000 for the three months ended October 31, 2011 and 2010, respectively, related to acquired technology that was charged to cost of sales.

Acquisition-Related Costs. Acquisition-related costs include changes in the fair value of acquisition-related contingent consideration, and changes in contingent liabilities related to estimated earn-out payments. During the third quarter of fiscal 2012, the Company revised its estimate of potential earn-outs payments to the former shareholders of VividLogic and eventIS and recorded an expense of $1.3 million to reflect estimated future financial performance compared to the respective earn-out criteria.

Other (loss) income, net. Other (loss) income, net was $252,000 of loss in the three months ended October 31, 2011, compared to $303,000 of income in the three months ended October 31, 2010. The $252,000 of loss for the three months ended October 31, 2011 was comprised primarily of foreign exchange losses of $316,000, mainly offset by interest income.   The $278,000 of income for the three months ended October 31, 2010 was primarily comprised of $39,000 of interest income and $239,000 of foreign exchange gains.

Equity Income (Loss) in Earnings of Affiliates. Equity income (loss) in earnings of affiliates was $389,000 and $39,000 in the three months ended October 31, 2011 and 2010, respectively. For the three months ended October 31, 2011, $115,000 of equity income was recognized from On Demand Deutschland in addition to $144,000 in accreted gains related to customer contracts and content licensing agreements and a capital distribution related to reimbursement of previously incurred costs and $129,000 in equity income from eventIS’s equity investment in High-Tech. For the three months ended October 31, 2010, the equity loss related to On Demand Deutschland of $181,000 was partially offset by $142,000 in accreted gains related to customer contracts and content licensing agreements and a capital distribution related to reimbursement of previously incurred costs.

Income Tax Provision. For the three months ended October 31, 2011, the Company recorded an income tax benefit of $478,000 on loss before tax of $459,000. The Company recognized $479,000 of tax benefits resulting from the expiration of the statute of limitations for uncertain tax positions. The statute of limitations varies by the various jurisdictions in which we operate. In any given year, the statute of limitations in certain jurisdictions may lapse without examination and any uncertain tax position taken in those years will result in reduction of the liability for unrecognized tax benefits for that year.

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

Non-GAAP Measures. As part of our ongoing review of financial information related to our business, we regularly use non-GAAP measures, in particular, adjusted non-GAAP earnings per share, as we believe they provide a meaningful insight into our business and trends. We also believe that these adjusted non-GAAP measures provide readers of our financial statements with useful information and insight with respect to the results of our business. However, the presentation of adjusted non-GAAP information is not intended to be considered in isolation or as a substitute for results prepared in accordance with GAAP. Below are tables for the three months ended October 31, 2011 and 2010, respectively:

	Three Months Ended			Three Months Ended
	October 31, 2011			October 31, 2010
	GAAP	Adjustment	Non-GAAP	GAAP	Adjustment	Non-GAAP
	(in thousands except share data)			(in thousands except share data)
Revenues	$53,361	$10	$53,371	$49,135	$785	$49,920

Operating expenses	26,311		26,311	26,753		26,753
Stock-based compensation	-	1,153	1,153	-	413	413
Amortization of intangible assets	-	1,489	1,489	-	1,271	1,271
Acquisition costs	-	1,412	1,412	-	105	105
Restructuring	-	(6)	(6)	-	2,435	2,435
Strategic alternatives related costs		597	597	-	-	-
	26,311	4,645	21,666	26,753	4,224	22,529

(Loss) income from operations	(207)	4,655	4,448	(3,512)	5,009	1,497

Income tax (benefit) expense impact	(478)	931	453	1,942	(1,667)	275

Net income (loss)	$408	$3,724	$4,132	$(5,215)	$6,676	$1,461
Diluted income (loss) per share	$0.01	$0.12	$0.13	$(0.17)	$0.22	$0.05
Diluted weighted average common shares outstanding	32,817	32,817	32,817	31,496	31,496	31,496

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

	Three Months Ended
	October 31,
	2011	2010
	(in thousands)
Cost of revenues	$142	$27
Research and development	107	108
Selling and marketing	292	72
General and administrative	612	206
Total stock-based compensation	$1,153	$413

Amortization of intangible assets. We have excluded the effect of amortization of intangible assets from our non-GAAP operating expenses and net income measures. Amortization of intangibles is inconsistent in amount and frequency and is significantly affected by the timing and size of our acquisitions.

	Three Months Ended
	October 31,
	2011	2010
Cost of revenues	$506	$466
Operating expenses	983	805
Total amortization of intangibles	$1,489	$1,271

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

Acquisition-Related Costs. Acquisition-related costs include changes in the fair value of acquisition-related contingent consideration, and changes in contingent liabilities related to estimated earn-out payments.

Income tax expense (benefit) impact. The non-GAAP income tax adjustment reflects the effective tax rate for the year in which the non-GAAP adjustment occurs and excludes any changes in the tax valuation allowance arising from the gain on the sale of the equity investment in Casa Systems, Inc.

Nine Months Ended October 31, 2011 Compared to the Nine Months Ended October 31, 2010

The following table sets forth statement of operations data for the nine months ended October 31, 2011 and 2010.

	Nine Months Ended
	October 31,
	2011	2010
	(in thousands)
Revenues:
Products	$58,909	$64,993
Services	96,602	90,367
	155,511	155,360

Costs and expenses:
Cost of product revenues	19,732	26,082
Cost of services revenues	60,010	53,799
Research and development	33,507	37,351
Selling and marketing	18,944	18,315
General and administrative	19,019	18,089
Amortization of intangibles	2,968	2,512
Acquisition costs	1,517	334
Restructuring	221	6,944
Loss from operations	(407)	(8,066)
Gain on sale of investment in affiliate	-	25,188
Other income , net	372	77
(Loss) income before income taxes and equity loss in earnings of affiliates	(35)	17,199
Income tax benefit	(437)	(1,700)
Equity income (loss) in earnings of affiliates, net of tax	409	(284)
Net income	$811	$18,615

Revenues

The following table summarizes information about the Company’s reportable segment revenues for the nine months ended October 31, 2011 and 2010.

	Nine Months Ended
	October 31,
	2011	2010	%
	(in thousands, except for percentage data)
Software revenues:
Products	$45,875	$47,492	(3)%
Services	61,874	57,315	8%
Total Software revenues	107,749	104,807	3%

Servers and Storage revenues:
Products	13,033	17,501	(26)%
Services	10,188	11,447	(11)%
Total Servers and Storage revenues	23,221	28,948	(20)%

Media Services revenues:
Services	24,541	21,605	14%

Total consolidated revenue:
Products	58,908	64,993	(9)%
Services	96,603	90,367	7%
Total consolidated revenues	$155,511	$155,360	0%

Product Revenues. Product revenues decreased 9% to $58.9 million in the nine months ended October 31, 2011 from $65.0 million in the nine months ended October 31, 2010. Product revenues from the Software segment accounted for 78% and 73% of the total product revenues for the nine months ended October 31, 2011 and 2010, respectively. The Servers and Storage segment accounted for 22% and 27% of total product revenues in the nine months ended October 31, 2011 and 2010, respectively. The decrease in product revenues compared to the nine months ending October 31, 2010 was due to lower VOD software product shipments to a large North American customer in the previous year partially offset by higher Advertising products revenues and a significant home gateway licensing transaction. In addition, the decrease in product revenues was due to a portion of middleware revenues from Virgin Media that were recorded as service revenues during the nine months ended October 31, 2011, while recorded entirely as product revenue in the prior year. In the prior year, the agreement with Virgin Media provided for licensing rights and specified enhancements to the software and therefore the associated revenues were classified as product revenues. However, the agreement in the first quarter of fiscal 2012 provided for software licensing rights and software maintenance services, and was accordingly split between product and services revenues.

Services Revenues. Services revenues increased 7% year over year to $96.6 million in the nine months ended October 31, 2011 from $90.4 million in the nine months ended October 31, 2010. For the nine months ended October 31, 2011 and 2010, services revenues for the Software segment accounted for 64% and 63% of the total services revenue, respectively. Servers and Storage services revenue accounted for 11% and 13% of total services revenue and Media Services revenue accounted for 25% and 24% of total services revenues in the nine months ended October 31, 2011 and 2010, respectively. The increase in Service revenues compared to the nine months ended October 31, 2010 was due to the reclassification of a portion of middleware revenues from Virgin Media from product revenues to Service revenues as noted previously, and higher Media Services contract revenues from customers in France and Eastern Europe.

For the nine months ended October 31, 2011, two customers accounted for more than 33% of our total revenues, and two customers accounted for more than 36% of our total revenues for the nine months ended October 31, 2010. Revenue from each of these customers were included in revenues from the Software, Servers and Storage, and Media Services segments. We believe that a significant amount of our revenues will continue to be derived from a limited number of customers.

International sales accounted for approximately 50% and 47% of total revenues in the nine months ended October 31, 2011 and 2010, respectively. With the acquisition of eventIS, headquartered in the Netherlands, we expect that international products and services revenues will be a significant portion of our business in the future.

Software Revenues. Revenues from our Software segment for the nine months ended October 31, 2011 increased $2.9 million, or a 3% increase compared to the nine months ended October 31, 2010. The 3% decrease in the Software products revenues was due to a significant VOD software order to a large North American customer that was recognized as revenue in last year’s first quarter that was partially offset in the current period by higher VOD software revenues to our European customers, higher Advertising product revenues and the previously mentioned large home gateway licensing transaction. In addition, the decrease in software product revenues stemmed from the reclassification of a portion of middleware revenues from Virgin Media to service revenues. The $4.6 million or 8% increase in services revenue compared to the nine months ended October 31, 2010 was due mainly to the reclassification of middleware revenue from Virgin Media.

Servers and Storage Revenues. Revenues from the Servers and Storage segment for the nine months ended October 31, 2011 decreased $5.7 million or 20% compared to the nine months ended October 31, 2010. The decrease in product revenues in the nine months ended October 31, 2011 of $4.5 million compared to the same period in the previous year was primarily due to decreased shipments of VOD servers and Broadcast products to North American customers. In addition, last year’s third quarter included the return of VOD servers due to a warranty claim from a customer, which resulted in the reduction of previously recorded VOD server revenue of approximately $1.9 million. The decrease in Service revenues is due to lower VOD professional services and lower Broadcast maintenance revenues.

Media Services. Revenues from Media Services increased by approximately $2.9 million or 14% in the nine months ended October 31, 2011 compared to the nine months ended October 31, 2010. The increase in revenue was due primarily to increased content processing revenues from a customer in France and several new customer contracts signed this year partially offset by lower revenues from Virgin Media.

Product Gross Profit. Costs of product revenues consist primarily of the cost of purchased material components and subassemblies, labor and overhead relating to the final assembly and testing of complete systems and related expenses. The gross profit percentage increased six points from 60% for the nine months ended October 31, 2010 to 66% for the nine months ended October 31, 2011, due to a greater mix of higher margin Advertising product revenues, improved eventIS product margins and favorable margin impact from the large home gateway licensing transaction.

Services Gross Profit. Cost of services revenues consist primarily of labor, materials and overhead relating to the installation, training, product maintenance and technical support, software development, and project management provided by us and costs associated with providing video content services. The gross profit percentage decreased two points from 40% for the nine months ended October 31, 2010 to 38% for the nine months ended October 31, 2011. The two point decrease compared to last year was primarily due to lower VOD server professional service revenues, lower Broadcast maintenance revenues and lower Media Services margin due to higher content and headcount costs to support newer customer contracts.

Software Revenues Gross Profit. Software segment gross margin of 58% for the nine months ended October 31, 2011 was three percentage points higher compared to the nine months ended October 31, 2010. The increase in software gross margins was primarily due to a greater mix of higher margin Advertising revenues, eventIS product revenues and home gateway licensing revenues in the nine months ended October 31, 2011 compared to the nine months ended October 31, 2010 as well as lower than normal Software gross margin related to the large software product shipment to a North American customer in last year’s first quarter.

Servers and Storage Gross Profit. Servers and Storage segment gross margin of 42% in the nine months ended October 31, 2011 was three percentage points lower compared to the nine months ended October 31, 2010 primarily due to lower Broadcast maintenance revenues and lower VOD server professional services and maintenance revenues.

Media Services Gross Profit. Media Services segment gross margin of 13% for the nine months ended October 31, 2011 was eight percentage points lower than the gross margin for the nine months ended October 31, 2010 due to higher headcount-related costs and increased content costs to support newer contracts for customers in Latin America, South Africa, and Eastern Europe.

Research and Development. Research and development expenses consist primarily of the compensation of development personnel, depreciation of development and test equipment and an allocation of related facilities expenses. Research and development expenses decreased from $37.4 million, or 24% of total revenues, in the nine months ended October 31, 2010, to $33.5 million, or 22% of total revenues, in the nine months ended October 31, 2011. The year over year decrease is primarily due to lower Servers and Storage and Software segment domestic headcount-related costs, partially offset by increased Philippines and eventIS headcount-related costs.

Selling and Marketing. Selling and marketing expenses consist primarily of compensation expenses, including sales commissions, travel expenses and certain promotional expenses. Selling and marketing expenses were $18.9 million, or 12% of total revenues, for the nine months ended October 31, 2011, as compared to $18.3 million, or 12% of total revenues, for the nine months ended October 31, 2010. The increase of $500,000 was primarily due to an increase in eventIS headcount-related costs and higher third-party commissions.

General and Administrative. General and administrative expenses consist primarily of the compensation of executive, finance, human resource and administrative personnel, legal and accounting services and an allocation of related facilities expenses. In the nine months ended October 31, 2011, general and administrative expenses increased to $19.0 million, or 12% of total revenues, from $18.1 million, or 12% of total revenues, in the nine months ended October 31, 2010. The increase was primarily due to increased legal fees associated with patent litigation and the Company’s review of various strategic alternatives that were partially offset by the absence of transaction costs related to the VividLogic acquisition which was included in last year’s first quarter. After an extensive review of strategic alternatives, the Company decided in November 2011 that it was in the best interest of shareholders to continue as a standalone public company and concluded this review.

Amortization of intangible assets. Amortization expense consists of the amortization of acquired intangible assets which are operating expenses and not considered costs of revenues. In the nine months ended October 31, 2011 and 2010, amortization expense was $3.0 million and $2.5 million, respectively. An additional $1.6 million and $1.4 million of amortization expense related to acquired technology was charged to cost of sales for the nine months ended October 31, 2011 and 2010, respectively.

Acquisition-Related Costs. Acquisition-related costs include changes in the fair value of acquisition-related contingent consideration, and changes in contingent liabilities related to estimated earn-out payments. During the third quarter of fiscal 2012, the Company revised its estimate of potential earn-out payments to the former shareholders of VividLogic and eventIS and recorded an expense of $1.3 million to reflect estimated future financial performance compared to the respective earn-out criteria.

Restructuring. During the second quarter of fiscal 2012, the Company continued to take actions to lower its cost structure as it strives to improve its financial performance and incurred restructuring charges totaling $227,000 related to severance costs primarily in manufacturing.  For the nine months ended October 31, 2010, restructuring charges totaled $2.0 million for severance costs related to the termination of approximately 76 employees as well as a write down of inventory of approximately $2.5 million related to the decision in the first quarter to discontinue certain products within the Servers and Storage segment.

Other (expense) income, net. Other (expense) income, net was $372,000 of income in the nine months ended October 31, 2011, compared to $77,000 of income in the nine months ended October 31, 2010. The $372,000 of income for the nine months ended October 31, 2011 was comprised primarily of interest income and foreign exchange losses. The $77,000 of expense for the nine months ended October 31, 2010 was comprised of $136,000 of interest income and $435,000 of an insurance settlement resulting from the purchase of the ODG building which was partially offset by $494,000 of foreign exchange losses.

 Equity Income (Loss) in Earnings of Affiliates. Equity income in earnings of affiliates was income of $409,000 and a loss of $284,000 for the nine months ended October 31, 2011 and 2010, respectively. For the nine months ended October 31, 2011, $244,000 of equity loss was recognized from On Demand Deutschland, offset by $438,000 in accreted gains related to customer contracts and content licensing agreements and a capital distribution related to reimbursement of previously incurred costs. In addition, there was $216,000 in equity gains on eventIS’s investment in High Tech. For the nine months ended October 31, 2010, the equity loss related to On Demand Deutschland loss of $699,000 was partially offset by $415,000 in accreted gains related to customer contracts and content licensing agreements and a capital distribution related to reimbursement of previously incurred costs.

Income Tax Provision. For the nine months ended October 31, 2011, we recorded an income tax benefit of $437,000 on a loss before tax of $35,000. During the third quarter of fiscal, the Company recognized $479,000 of tax benefits resulting from the expiration of the statute of limitations for uncertain tax positions. The statute of limitations varies by the various jurisdictions in which we operate. In any given year, statute of limitations in certain jurisdictions may lapse without examination and any uncertain tax position taken in these years will result in reduction of the liability for unrecognized tax benefits for that year. The difference between our forecasted effective tax rate and the federal statutory rate of 35% was primarily due to the differential in foreign tax rates and the utilization of U.S. tax credits.

For the nine months ended October 31, 2010, we recorded an income tax benefit of $1.7 million on income before tax of $17.2 million. The income tax benefit recorded for the nine months ended October 31, 2010 includes the third quarter benefit resulting from the change in lower forecasted fiscal 2011 profit before tax as well as the benefit in the first quarter associated with the gain on the sale of the Company’s equity investment in Casa Systems, Inc. in the first quarter and the benefit from the decrease of a portion of the valuation allowance against its deferred tax assets due to the Company having met the “more likely than not” realization criteria on its U.S. deferred tax assets as of October 31, 2010. Our income tax provision consists of federal, foreign, and state income taxes. The difference in the fiscal 2010 period between our effective tax rate and the federal statutory rate of 35% was primarily due to the differential in foreign tax rates and the utilization of foreign tax credits.

The effective income tax rate is based upon the estimated income for the year, the composition of the income in different countries and adjustments, if any, in the applicable quarterly periods for the potential tax consequences, benefits, resolution of tax audits or other tax contingencies.

Non GAAP Measures. As part of our ongoing review of financial information related to our business, we regularly use non-GAAP measures, in particular adjusted non-GAAP earnings per share, as we believe they provide a meaningful insight into our business and trends. We also believe that these adjusted non-GAAP measures provide readers of our financial statements with useful information and insight with respect to the results of our business. However, the presentation of adjusted non-GAAP information is not intended to be considered in isolation or as a substitute for results prepared in accordance with GAAP. Below are tables for the nine months ended October 31, 2011 and 2010, respectively:

	Nine Months Ended			Nine Months Ended
	October 31, 2011			October 31, 2010
	GAAP	Adjustment	Non-GAAP	GAAP	Adjustment	Non-GAAP
	(in thousands except for share data)			(in thousands except for share data)
Revenues	$155,511	$19	$155,530	$155,360	$3,888	$159,248

Operating expenses	76,176		76,176	83,545		83,545
Stock-based compensation	-	3,600	3,600	-	1,258	1,258
Amortization of intangible assets	-	4,607	4,607	-	3,916	3,916
Acquisition related costs	-	1,517	1,517	-	1,134	1,134
Restructuring	-	221	221	-	6,944	6,944
Strategic alternatives related costs	-	1,258	1,258	-	-	-
	76,176	11,203	64,973	83,545	13,252	70,293

(Loss) income from operations	(407)	11,222	10,815	(8,066)	17,140	9,074

Income from sale of investment in affiliate	-	-	-	25,188	(25,188)	-

Income tax expense (benefit) impact	(437)	1,942	1,505	(1,700)	3,118	1,418

Net income (loss)	$811	$9,280	$10,091	$18,615	$(11,166)	$7,449
Diluted income (loss) per share	$0.02	$0.28	$0.30	$0.58	$(0.34)	$0.24
Diluted weighted average common shares outstanding	32,706	32,706	32,706	31,929	31,929	31,929

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

	Nine Months Ended
	October 31,
	2011	2010
	(in thousands)
Cost of revenues	$383	$147
Research and development	427	339
Selling and marketing	1,005	270
General and administrative	1,785	502
Total stock-based compensation	$3,600	$1,258

Amortization of intangible assets: We have excluded the effect of amortization of intangible assets from our non-GAAP operating expenses and net income measures. Amortization of intangibles is inconsistent in amount and frequency and is significantly affected by the timing and size of our acquisitions.

	Nine Months Ended
	October 31,
	2011	2010
	(in thousands)
Cost of revenues	$1,639	$1,404
Operating expenses	2,968	2,512
Total amortization of intangibles	$4,607	$3,916

Restructuring: We incurred charges due to the restructuring of our business including severance charges and write down of inventory to net realizable value, which we generally would not have otherwise incurred in the periods presented as part of our continuing operations.

Acquisition-Related Costs. Acquisition-related costs include changes in the fair value of acquisition-related contingent consideration, and changes in contingent liabilities related to estimated earn-out payments.

Strategic alternatives related costs: We incurred legal and other professional fees in connection with the Company’s review of strategic alternatives.

Income from sale of investment in affiliate: We generated income due to the sale of our investment in Casa Systems, Inc. We excluded the income generated by this investment due to its non recurring nature.

Income tax (expense) benefit impact: The non-GAAP income tax adjustment reflects the effective tax rate in which the non-GAAP adjustment occurs and excludes any changes in the tax valuation allowance arising from the gain on the sale of the equity investment in Casa Systems, Inc

Off-Balance Sheet Arrangements

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

Liquidity and Capital Resources

Historically, we have financed our operations and capital expenditures primarily with cash on-hand. Cash and marketable securities increased from $86.2 million at January 31, 2011 to $88.9 million at October 31, 2011. Working capital increased from $92.6 million at January 31, 2011 to $99.6 million at October 31, 2011. The increase in cash and marketable securities in the nine months ended October 31, 2011 was primarily the result of an increase in cash provided by operating activities offset partially by payments to the former shareholders of eventIS and VividLogic and capital expenditures.

Net cash provided by operating activities was $8.2 million for the nine months ended October 31, 2011 compared to net cash provided by operating activities of $9.4 million for the nine months ended October 31, 2010. The net cash provided by operating activities for the nine months ended October 31, 2011 was primarily the result of non-cash expenses providing $17.0 million and strong collection efforts resulting in a decrease of $5.7 million in accounts receivable both of which were partially offset by a decrease in accounts payable, customer deposits, and deferred revenue.

Net cash used by investing activities was $12.7 million for the nine months ended October 31, 2011 compared to net cash provided by investing activities of $13.6 million for the nine months ended October 31, 2010. Investment activities for the nine months ended October 31, 2011 consisted mainly of the payment of $4.9 million to the former shareholders of VividLogic and eventIS, $2.4 million in purchases of fixed assets, and net purchases of $5.4 million of marketable securities.

Net cash provided by financing activities was $1.8 million for the nine months ended October 31, 2011 and net cash provided by financing activities was $855,000 for the nine months ended October 31, 2010. The increase in net cash provided by financing activities for the first nine months of fiscal 2012 was due to the proceeds from the exercise of stock options.

Effect of exchange rates increased cash and cash equivalents by $165,000 for the nine months ended October 31, 2011, due to the translation of ODG’s and eventIS’s cash balances, which use the British pound and the Euro, respectively, as their functional currencies, to U.S. dollars at October 31, 2011.

Under the share purchase agreement with the former shareholder of eventIS, on September 1, 2012, the Company is obligated to make an additional fixed payment, in an aggregate amount of $2.8 million with $1.7 million payable in cash and $1.1 million payable by the issuance of restricted shares of SeaChange common stock, which will vest in equal installments over three years starting on the first anniversary of the date of issuance. At the option of the former shareholder of eventIS, up to forty percent of the payment otherwise to be paid in restricted stock may be payable instead in cash on the vesting date of the restricted shares. Under the earn-out provisions of the share purchase agreement, the Company has estimated a payment of $750,000 each year for fiscal 2012 and fiscal 2013.

Under the share purchase agreement with the former shareholders of VividLogic, the Company is obligated to make fixed payments of $1.0 million in cash on February 1, 2012 and 2013. Additional earn-out payments may be earned over each of the next two years ended January 31, 2012 and 2013 if certain performance goals are met.

As disclosed in the notes to the accompanying financial statements and in Item 1 of Part II of this Quarterly Report on Form 10-Q, the Company is party to litigation with ARRIS Group, Inc. The Company believes that its products do not infringe on the ’804 patent and that it has meritorious defenses against the suit; however, the ultimate resolution of the matter is not reasonably estimable at this time, but could result in a material liability for the Company.

The Company maintains a revolving line of credit with RBS Citizens (a subsidiary of the Royal Bank of Scotland Group plc) for $20.0 million which expires on October 31, 2012. Loans made under this revolving line of credit bear interest at a rate per annum equal to the bank’s prime rate. Borrowings under this line of credit are collateralized by substantially all of our assets. The loan agreement requires SeaChange to comply with certain financial covenants. As of October 31, 2011, we were in compliance with the financial covenants and there were no amounts outstanding under the revolving line of credit.

We are occasionally required to post letters of credit, issued by a financial institution, to secure certain sales contracts. Letters of credit generally authorize the financial institution to make a payment to the beneficiary upon the satisfaction of a certain event or the failure to satisfy an obligation. The letters of credit are generally posted for one-year terms and are usually automatically renewed upon maturity until such time as we have satisfied the commitment secured by the letter of credit. We are obligated to reimburse the issuer only if the beneficiary collects on the letter of credit. We believe that it is unlikely we will be required to fund a claim under our outstanding letters of credit. As of October 31, 2011, the full amount of the letters of credit of $1.5 million was supported by our credit facility.

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

During the third quarter of fiscal 2012, we performed our annual impairment testing of goodwill. We first calculated the fair value of each reporting unit using two generally accepted approaches for valuing businesses. We then performed “Step 1” and compared the fair value of each reporting unit of accounting to its carrying value as of August 1, 2011. Reporting units that we test are equivalent to our business segments. We have three reporting segments: the Software segment, Servers and Storage segment and Media Services segment. Goodwill assigned to our reportable segments as of August 1, 2011 was as follows:

	Software	Servers & Storage	Media Services	Total
	(in thousands)
Goodwill balance	$45,272	$2,021	$20,124	$67,417

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

We determined that based on “Step 1” of our annual goodwill test, the reporting fair values of all three of our reporting units containing goodwill balances exceeded their carrying values.  In aggregate, there was excess fair value over the carrying value of the net assets ranging from $21-$121 million. Below is a summary of the fair values ranges calculated by the company as of August 1, 2011:

Premium Ranges over Carrying Value
Software	163%-222%
Servers and Storage	170%-237%
Media Services	98%-123%

Key data points included in the market capitalization calculation were as follows:
•	Shares outstanding as of August 1, 2011: 31.8 million; and
•	$9.60 closing price as of August 1, 2011.

Accordingly, as no impairment indicator existed as of August 1, 2011, our annual impairment date, and the implied fair value of goodwill did not exceed the carrying value of any of our three reporting units, we determined that goodwill was not at risk of failing “Step 1” and was appropriately stated as of August 1, 2011.

To validate our conclusions and determine the reasonableness of our annual impairment test, we performed the following:
•
Reconciled our estimated enterprise value to market capitalization comparing the aggregate, calculated fair value of our reporting units to our market capitalization as of August 1, 2011, our annual impairment test date.  As compared with the market capitalization value of $305 million as of August 1, 2010, the aggregate carrying fair value was approximately $170 million;

•	Prepared a “reporting unit” fair value calculation using three different approaches;
•	Reviewed the historical operating performance of each reporting unit for the current fiscal year;
•	Performed a sensitivity analysis on key assumptions such as weighted-average cost of capital and terminal growth rates; and
•	Reviewed market participant assumptions.

The Company used two generally accepted approaches to value its reporting segments. The Market approach provides value indications through a comparison with guideline public companies or guideline transactions. The valuation multiple is an expression of what investors believe to be a reasonable valuation relative to a measure of financial information such as revenues, earnings or cashflows. The Income approach provides value indications through an analysis of its projected earnings, discounted to present value. We employed a weighted-average cost of capital rate for each of our reporting units. The estimated weighted-average cost of capital was based on the risk-free interest rate and other factors such as equity risk premiums and the ratio of total debt to equity capital. In performing the annual impairment tests, we took steps to ensure appropriate and reasonable cash flow projections and assumptions were used. The discount rate used to estimate future cash flows was between 16% and 19.5% for each of the reporting units.

Our projections for the next five years included increased revenue and operating expenses, in line with the expected revenue growth over the next five years based on current market and economic conditions and our historical knowledge of the reporting units. Historical growth rates served as only one input to the projected future growth used in the goodwill impairment analysis. These historical growth rates were adjusted based on other inputs regarding anticipated customer contracts. The forecasts have incorporated any changes to the revenue and operating expense resulting from the third quarter of fiscal 2012. We projected growth for each reporting unit ranging from 8% to 10% annually for the Software segment, a decline of 16% to growth of 10% for Servers and Storage segment, and growth from 24% to 58% annually for the Media Services segment. The higher projected growth for the Media Services segment is due to the recent contract wins by ODG and its recent year over year growth rate. We estimated the operating expenses based on a rate consistent with the current experience for each of the reporting units and estimated revenue growth over the next five years. The failure of any of our reporting units to execute as forecasted over the next five years could have an adverse effect on our annual impairment test. Future adverse changes in market conditions or poor operating results of the reporting unit could result in losses or an inability to recover the carrying value of the investments in reporting units, thereby possibly requiring an impairment charge in the future. We record an impairment charge when we believe an investment has experienced a decline in value that is other-than-temporary.

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

	Goodwill
	Software	Servers & Storage	Media Services	Total
	(in thousands)
Balance at January 31, 2011	$45,097	$754	$19,422	$65,273
Reallocation of Broadcast software	(1,267)	1,267	-	-
Cumulative translation adjustment	985	-	338	1,323
Balance at October 31, 2011	$44,815	$2,021	$19,760	$66,596

We also monitor economic, legal and other factors as a whole and for each reporting unit between annual impairment tests to ensure that there are no indicators that make it more likely than not that there has been a decline in the fair value of the reporting unit below its carrying value. Specifically, we monitor industry trends, our market capitalization, recent and forecasted financial performance of our reporting units and the timing and nature of any restructuring activities. We do not believe that there are any indicators of impairment as of October 31, 2011. If these estimates or the related assumptions change, we may be required to record non-cash impairment charges for these assets in the future.

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

Goodwill Impairment Test

In September 2011, the FASB issued additional guidance on goodwill impairment testing. This guidance permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. This guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011 with early adoption permitted. The Company will adopt the new guidance in the first quarter of fiscal 2012 starting on February 1, 2012. The Company anticipates that it will not have a material impact on our consolidated financial position or results of operations.

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

Substantially all of our international product sales are payable in United States Dollars (USD). In the case of our Media Services operations in the United Kingdom and eventIS in the Netherlands, product sales are generally payable in local currencies, providing a natural hedge for receipts and local payments. In light of the high proportion of our international businesses, we expect the risk of any adverse movements in foreign currency exchange rates could have an impact on our translated results within the Consolidated Statements of Operations and Balance Sheets. For the three months ended October 31, 2011, the Company generated a foreign currency translation loss of $897,000 and for the nine months ended October 31, 2011 the Company generated a translation gain of $2.7 million which were recorded as accumulated other comprehensive gain, increasing the Company’s equity section of the consolidated balance sheet over the prior year.

All foreign currency gains and losses are included in interest and other income, net, in the accompanying Consolidated Statements of Operations. In the three and nine month periods ending October 31, 2011, the Company recorded approximately $316,000 and $13,000, respectively in loss due to international subsidiary translations and cash settlements of revenues and expenses.

Interest Rate Risk

Exposure to market risk for changes in interest rates relates primarily to the Company’s investment portfolio of marketable debt securities of various issuers, types and maturities and to SeaChange’s borrowings under its bank line of credit facility. The Company does not use interest rate related derivative instruments in its investment portfolio, and its investment portfolio only includes highly liquid instruments. Our cash and marketable securities include cash equivalents, which we consider to be investments purchased with original maturities of three months or less. There is risk that losses could be incurred if the Company were to sell any of its securities prior to stated maturity. Given the short maturities and investment grade quality of the portfolio holdings at October 31, 2011, a sharp change in interest rates should not have a material adverse impact on the fair value of our investment portfolio. Additionally, our long term marketable investments, which are carried at the lower of cost or market, have fixed interest rates, and therefore are subject to changes in fair value.

ITEM 4.	Controls and Procedures

(a) Evaluation of disclosure controls and procedures. The Company evaluated the effectiveness of its disclosure controls and procedures, as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this quarterly report on Form 10-Q. Raghu Rau, our Chief Executive Officer, and Kevin M. Bisson, our Chief Financial Officer, reviewed and participated in this evaluation. Based upon that evaluation, Messrs. Rau and Bisson concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report and as of the date of the evaluation.

(b) Changes in internal controls over financial reporting. As a result of the evaluation completed by the Company, and in which Messrs. Rau and Bisson participated, the Company has concluded that there were no changes during the fiscal quarter ended October 31, 2011 in its internal controls over financial reporting, which have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	Legal Proceedings

On July 31, 2009, ARRIS Group, Inc. (“ARRIS”) filed a contempt motion in the U.S. District Court for the District of Delaware against SeaChange International relating to U.S. Patent No 5,805,804 (the “804 patent”), a patent in which ARRIS has an ownership interest. In its motion, ARRIS is seeking further patent royalties and the enforcement of the permanent injunction entered by the Court on April 6, 2006 against certain SeaChange products. On August 3, 2009, SeaChange filed a complaint seeking a declaratory judgment from the Court that its products do not infringe the ‘804 patent and asserting certain equitable defenses. On June 4, 2010, the Court entered an Order staying the declaratory judgment action pending resolution of the contempt proceeding. On September 2, 2011, the Court entered an Order in which it concluded that a contempt proceeding is the appropriate procedure for resolving the parties’ dispute and that further factual and legal determinations would be necessary. The Order made no determinations as to liability. No schedule has been set by the Court for the additional proceedings. The Company believes that its products do not infringe on the ‘804 patent and that it has meritorious defenses against the suit, however, the ultimate resolution of the matter is not reasonably estimable at this time, but could result in a material liability for the Company.

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

Repurchase of the Company’s Equity Securities

On May 26, 2010, SeaChange’s Board of Directors authorized the repurchase of up to $20.0 million of its common stock, par value $.01 per share, through a share repurchase program. As authorized by the program, shares may be purchased in the open market or through privately negotiated transactions in a manner consistent with applicable securities laws and regulations, including pursuant to a Rule 10b5-1 plan maintained by the Company. This share repurchase program does not obligate the Company to acquire any specific number of shares and may be suspended or discontinued at any time. All repurchases are expected to be funded from the Company’s current cash and investment balances. The stock repurchase program will expire on January 31, 2012. There were no stock repurchases during the three months ended October 31, 2011.

ITEM 6.       Exhibits

(a)	Exhibits

10.1
Separation Agreement and Release of Claims, dated as of November 29, 2011, by and between SeaChange International, Inc. and William C. Styslinger, III (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K previously filed on November 30, 2011 with the Commission (File No. 000-21393) and incorporated herein by reference).

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

Dated: December 12, 2011
SEACHANGE INTERNATIONAL, INC.

by:	/s/ Kevin M. Bisson
Kevin M. Bisson
Chief Financial Officer,
Senior Vice President, Finance and
Administration, Treasurer and Secretary

Index to Exhibits

No.	Description

10.1
Separation Agreement and Release of Claims, dated as of November 29, 2011, by and between SeaChange International, Inc. and William C. Styslinger, III (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K previously filed on November 30, 2011 with the Commission (File No. 000-21393) and incorporated herein by reference).

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