Form 10-K
period 2012-01-31
SEACHANGE INTERNATIONAL INC
filed 2012-04-05
CIK 1019671

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of July 29, 2011, the aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing price for the registrant’s Common Stock on the NASDAQ Global Select Market on such date was $300,598,856. The number of shares of the registrant’s Common Stock outstanding as of the close of business on March 29, 2012 was 32,756,219.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the definitive Proxy Statement (which is expected to be filed within 120 days after the Company’s fiscal year end) relating to the registrant’s Annual Meeting of Stockholders to be held on or about July 18, 2012 to be filed pursuant to Regulation 14A are incorporated by reference into Part III of this Annual Report on Form 10-K.

PART I

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

The statements contained in this Annual Report on Form 10-K of SeaChange International, Inc. ("SeaChange," the "Company," "us," or "we"), including, but not limited to the statements contained in Item 1, "Business," and Item 7, "Management's Discussion and Analysis of the Financial Condition and Results of Operations, along with statements contained in other reports that we have filed with the Securities and Exchange Commission (the SEC), external documents and oral presentations, which are not historical facts are considered to be "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Act of 1934, as amended. These statements which may be expressed in a variety of ways, including the use of forward looking terminology such as "believe," "expect," "seek," "intend," "may," "will," "should," "could," "potential," "continue," "estimate," "plan," or "anticipate," or the negatives thereof, other variations thereon or compatible terminology, relate to, among other things, our transition to being a company that primarily provides software solutions, the effect of certain legal claims against us, projected changes in our revenues, earnings and expenses, exchange rate sensitivity, interest rate sensitivity, liquidity, product introductions, industry changes and general market conditions. We do not undertake any obligation to publicly update any forward-looking statements.

These forward-looking statements, and any forward looking statements contained in other public disclosures of the Company which make reference to the cautionary factors contained in this Form 10-K, are based on assumptions that involve risks and uncertainties and are subject to change based on the considerations described below. We discuss many of these risks and uncertainties in greater detail in Item 1A of this Annual Report on Form 10-K under the heading "Risk Factors." These and other risks and uncertainties may cause our actual results, performance or achievements to differ materially from anticipated future results, performance or achievements expressed or implied by such forward-looking statements.

The following discussion should be read in conjunctions with our "Management Discussion and Analysis of Financial Condition and Results of Operations," and our financial statements and footnotes contained in this Annual Report.

ITEM 1. Business

SeaChange International, Inc., a Delaware corporation founded on July 9, 1993, is an industry leader in the delivery of multi-screen video. Our products and services facilitate the aggregation, licensing, management and distribution of video, television programming and advertising content. We sell our products and services worldwide primarily to cable system operators, including Cablevision Systems, Comcast Cable Communications Management, LLC, Cox Communications, Inc, Virgin Media, Limited, and Rogers Communications, Inc; and telecommunications companies, including AT&T Services, Inc, Telekom Austria Group, Turk Telekom and Verizon Communications, Inc.

Our products and services are designed to enable our customers to reduce capital expenditures and operating expenses, reduce subscriber turnover and access new revenue generating opportunities from subscribers, advertisers and electronic commerce initiatives. Using our products and services, we believe our customers can increase their revenues by offering additional services such as on-demand television programming on a variety of devices, including cellular telephones, personal computers (PCs) and tablets. This capability allows the operator to offer programming incorporating the ability for subscribers to pause, rewind and fast-forward on-demand content. Our products also allow our customers to insert advertising into broadcast and on-demand programming. Our advertising products allow our customers to target advertising to specific subscribers in a particular geographic and/or demographic market. In addition, our systems enable broadband system operators to offer other interactive television services that allow subscribers to customize and/or dynamically interact with their television, enhancing their viewing experience.

The primary thrust of our business has been to enable the delivery of video assets in the evolving “on-demand” television environment. Through acquisitions and partnerships we have expanded our capabilities, products and services to address the needs of video content owners, broadcasters, and content aggregators, and to address the delivery of content to devices other than the television, such as mobile phones, tablets and PCs. Traditionally, our products and services included hardware and software for content management and delivery systems, middleware that drives set top box applications, advertising systems that help pay for content and services that involve the acquisition and distribution of video content. As the industry is evolving, we are evaluating our non-core assets and focusing on higher margin, recurring revenue generating software products. We believe that our strategy of expanding into adjacent product lines will position us to further support and maintain our existing customer base. By providing our customers more technologically advanced software platforms, they can further reduce their infrastructure costs and improve reliability. Additionally we are positioned to take advantage of new customers entering the on-demand marketplace allowing us to serve adjacent markets, such as telecommunications.

Our core technologies provide a foundation for products and services that can be deployed in next generation video delivery systems capable of increased levels of subscriber interactivity. We have received several awards for technological excellence, including Emmy Awards for our patented MediaCluster ® technology and for our role in the growth of video-on-demand.

Fiscal 2012 was a transition year for us. During fiscal 2012, we were engaged in an evaluation of strategic alternatives regarding the future direction of the Company and as announced last quarter, the Board of Directors decided that it is in the best interest of shareholders to continue as a standalone publicly traded company. In addition, during our fourth quarter of fiscal 2012, we announced a restructuring plan that will reduce our operating costs in excess of $5.0 million in annualized cost savings that will be realized in fiscal 2013. We also experienced leadership changes at the senior management level, but we have made swift replacements with the addition of a new Chief Executive Officer and Chief Financial Officer and the elimination of the position of President of the company. In fiscal year 2013, the Company will continue to focus on significantly improving and streamlining its operations while continuing to transform into a pure play software company, which we use to mean a company primarily focused on software solutions. We are also continuing to evaluate alternatives for certain non-core businesses. On March 21, 2012, we signed a definitive asset sale agreement to divest certain portions of our broadcast server and storage business, while retaining video streaming and related hardware. This transaction is expected to close in the near future once customary regulatory approvals are received. Accordingly, our broadcast server and storage business unit is reflected in our financial statements as a discontinued operation. This divesture will allow us to focus on our core software and services operations including, our next generation back office, home gateway software and advertising solutions.

With the divestiture of a portion of our broadcast servers and storage business, our operations are now realigned into two business segments, the software segment and the media services segment. The software segment includes product revenues from our Back Office including video streamers, Home Gateway and Advertising products as well as related services such as professional services, installation, training, project management, product maintenance, and technical support. Our media services segment is comprised of the operations of On-Demand Group (ODG) whose activities include content acquisition and preparation services for television and wireless service providers. Financial information about our business segments is included in Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements.

Software

Our Software business segment is comprised of three distinct product groups: back office products including video streamers, advertising products and in-home gateway products. Our revenue sources from the Software segment consists of:

•	product revenues from our advertising, back-office including video streamers, and home gateway product solutions, related services such as professional services, installation, training, project management, product maintenance, technical support and software development for those software products.

Back-Office Products:

In 2006, we began selling our SeaChange Axiom® on-demand back office software independent of our hardware while offering subscription services in an effort to increase market share and generate a more predictable recurring revenue stream. Additionally, by porting our software to other third party hardware platforms, we increased our market share with opportunities at competitive vendors’ installations. In 2008, we saw the need to move video to mobile devices, such as cellular telephones, PCs and tablets, and purchased Mobix Interactive Limited, a United Kingdom based company that had developed software and services allowing mobile service operators to offer video products. To further enhance our back office product offerings, in September 2009, we acquired a private software company, eventIS Group B.V. (“eventIS”), in Eindhoven, the Netherlands, who was a leading provider of video-on-demand back office software products supporting operators primarily in Europe. Their software complemented and extended the capabilities of our video-on-demand software products.

The integration of the software from eventIS and Mobix with our legacy Axiom product has become the basis for our next generation back office software platform, Adrenalin. Adrenalin is backward compatible with Axiom and is modular, allowing our installed base to gradually adopt new functionality and features to support multi-screen video distribution. The purpose of back office software is to allow operators to centralize video distribution systems thereby reducing dependence on hardware and ultimately controlling operating expenses. The software automates and streamlines functionality in four crucial areas:

•	Ingest of content including custom workflow, transcoding, encryption and distribution.

•	Content Management including data analysis and management of metadata.

•	Business management such as advertising placement, contract rights and subscriber entitlements, cloud-based monitoring and management and recommendation of social media applications.

•	Publishing and purchasing, which allows content to be formatted for viewing on any device as well as in High Definition or 3D formats.

According to SNL Kagan, a leading research firm for the television industry, there are 80 million cable television subscribers in Europe compared to 70 million in the United States. However, unlike in the U.S., digital cable penetration rates are quite low. Penetration rates growth in Europe are expected to rise with the increased investments in video-on-demand products and services from European cable television providers and we believe that through our acquisitions and development of next generation back office product offerings, we have positioned ourselves to capitalize on that penetration rate.

Advertising Products:

As more content moves to mobile devices, the ability to generate additional revenue by inserting personalized, targeted advertising on these devices becomes crucial to operators in offsetting content rights costs and reducing subscriber fees for viewing the content. Our Infusion Advanced Advertising Platform is the foundation for the new breed of linear video advertising operations. Infusion scales to support operators’ migration to consolidated regional and national advertising systems that are managed from increasingly web-centric and virtualized datacenters. Infusion supports dynamic targeted advertising across multiple screens. This translates into more advertising spots available for sale by the operators. Advertisers can now reach their audiences in video being viewed on cell phones, tablets, PCs and TVs while targeting those ads to the particular viewer.

With our AdPulse advertising software platform, ads and content are maintained in separate databases. They are ingested, managed and updated separately allowing for fast and easy refresh, simple rotation of ad copy and targeting by geographic, demographic and viewing characteristics. Because the ads are tracked separately from the content, the data provided includes detailed ad viewing and trick-mode (fast forward, rewind, and pause) usage leading to easier analysis of reach and effectiveness.

Video-on-demand, digital video recorders (DVRs) and over-the-top services, which we use to mean the delivery of content without the service provider being involved in the control or distribution of the content itself, are also changing the way audiences view programming. Therefore, our next generation advertising product strategy is creating new opportunities for our customers to capture local, regional and national advertising revenue from linear, targeted linear and targeted dynamic on-demand advertising.

Home Gateway Products:

In February 2010, we acquired VividLogic Inc (“VividLogic”), a private software company located in San Mateo, California. VividLogic’s products and services have enabled us to expand our software product portfolio to participate more competitively in the home gateway market, which we use to mean the market for the porting of video distribution to home devices.

As the state of video consumption evolves, we are using the VividLogic platform to produce software that ports to any gateway hardware and acts as a hub for all video distribution to devices throughout the home. Our Nucleus™ software product is a hybrid gateway, standards-based solution supporting both QAM and IP-delivered video. Nucleus delivers a unified user experience across all platforms throughout the home. The Nucleus Engine provides full control over set-top box functionality including channel changes, VOD/DVR playback and trick mode such as fast forward or rewind. It enables media sharing including photos, audio/MP3, video files and recorded assets. The Nucleus Presentation Manager supports next generation user interfaces (UI) including our own Nitro User Interface. It supports applications and widgets such as smartphone and tablet remote control.

Media Services

Through the acquisition of On Demand Group (ODG) in fiscal 2006, we expanded our media content services, which consists of content aggregation and distribution. In Europe, ODG is a leader in the development and deployment of Pay TV services. This segment specializes in aggregating content for video-on-demand and Pay-Per-View platforms, and provides marketing, promotional and production services to cable operators and telecommunications providers throughout Europe, the Middle East and, more recently, Latin America. In addition, ODG also specializes in branded service creation and end-to-end management of such services, such as with its 'TV on-demand' service which it developed to run on mobile, cable and telecommunication network operators in these regions.

ODG also sources, acquires, packages, and markets video-on-demand services by providing access to content from local and Hollywood studio providers in multiple formats including music videos, television programs and feature length movies. Through ODG, we have a content rights management system and a content preparation center for incorporating video content for VOD services from the major content suppliers around the world.

Strategy

Our strategy is to maintain and expand our installed customer base while increasing our revenue base with new customers, especially in the telecommunications industry, delivering exceptional customer service, positioning ourselves as an industry leader in the delivery of multi-screen video through our transformation to a pure play software company, while continually focusing on our customer's critical needs and problems.

We plan to execute this strategy by:

•	Growing revenues through the introduction of our next generation software platforms, such as Adrenalin for back office, Infusion and AdPulse for our advertising product line and the expansion of our home gateway product line;

•	Reducing our overall cost structure and further streamlining our operations;

•	Divesting of business units or product offerings that are not core or profitable to our business; and

•	Acquiring or investing in businesses that will enhance our product offerings and be accretive to our business

Research and Product Development

We believe that our success will depend on our ability to develop and introduce timely new integrated solutions and enhancements to our existing products that meet changing customer requirements in our current and future customer base as well as new markets. We have made and will continue to make substantial investments in our products and new technologies. Our current research and development activities are focused on developing next generation back office software, gateway software and advertising solutions in the multi-screen video market. Our direct sales and marketing groups closely monitor changes in customer needs, changes in the marketplace and emerging industry standards to help us focus our research and development efforts to address our customer's needs, help solve their problems, and lower their operating and capital costs. Our lead engineers are deeply involved in industry standards bodies such as the NCTA and the SCTE where they help define the direction of the next generation of products and standards. Our research and development efforts are performed at our Acton, MA headquarters, Milpitas, CA and Eindhoven, the Netherlands.

During fiscal 2012, we have realigned our research and development efforts to focus on the next generation networks and video delivery platforms which are vital to our customer’s success. We are achieving this by reducing or ending our investment on certain legacy product lines, evaluating divestiture of non-core business units and assets while reallocating resources to our three fundamental software products: Adrenalin for the back office, Nucleus the new Home Gateway software for the delivery of video and applications throughout the home and next generation advertising products such as Infusion and AdPulse.

As of January 31, 2012, we had a research and development staff of 427 employees, representing 37% of our total employee workforce. As of January 31, 2011 and 2010, we had a research and development staff of 469 and 502 which represented 39% and 41% of our total workforce, respectively. Upon completion of our divestiture of our former broadcast servers and storage business unit, our research and development staff will be reduced by approximately 99 employees with many of them moving to the acquiring entity.

Selling and Marketing

We sell and market our products worldwide through a direct sales organization, independent agents and distributors. Direct and indirect sales activities are primarily conducted from our Massachusetts headquarters and our European facility in Eindhoven, as well as through sales representatives deployed in different regions of the globe. We also market certain of our products to systems integrators and value-added resellers. Our sales cycle tends to be long, in some instances twelve to twenty-four months, and purchase orders are typically in excess of one million dollars. As a result our revenues are sometimes difficult to predict as to what quarter or fiscal year our revenues may be realized.

In light of the complexity of our digital video products, we primarily utilize a direct sales process. Working closely with customers to understand and define their needs enables us to obtain better information regarding market requirements, enhance our expertise in our customers’ industries, and more effectively and precisely convey to customers how our solutions address the customer’s specific needs. In addition to the direct sales process, customer references and visits by potential customers to sites where our products are in place are often critical in the sales process.

We use several marketing programs to focus on our targeted markets to support the sale and distribution of our products. We attend and exhibit our products at a limited number of prominent industry trade shows and conferences and we present our technology at seminars and smaller conferences to promote the awareness of our products. We also publish articles in trade and technical journals.

Our Media Services segment based in London uses a direct sales force to market and sell its services to customers throughout Europe, Middle East, and Latin America. This group is highly specialized in providing content and marketing solutions for cable, telecommunications and mobile operators who want to offer pay video services but do not have the capabilities in-house to license, format and market the content.

As of January 31, 2012, we had a marketing and sales staff of 77 employees, representing 7% of our total employee workforce. As of January 31, 2011 and 2010, we had a marketing and sales staff of 94 and 93 people representing 8% of our total workforce for both of these years, respectively. Upon completion of our divestiture of our former broadcast servers and storage business unit, our sales and marketing staff will be reduced by approximately 15 employees.

Manufacturing and Quality Control

Our hardware manufacturing operation consists primarily of component and subassembly procurement, systems integration and final assembly, testing and quality control of the complete systems. We rely on independent contractors to manufacture components and subassemblies to our specifications.

In May of 2009, we announced that we had achieved TL9000 certification across multiple locations. The QuEST Forum, a consortium of telecommunications suppliers and service providers, developed the TL9000 standard using the framework of the ISO 9000 international standard as a basis to pursue a goal of global telecommunications quality and industry-wide performance excellence. We continue to maintain this certification for quality management systems.

As of January 31, 2012, 2011, and 2010, we had a manufacturing staff of approximately 27, 29, and 31 people respectively, representing approximately 2% of our total workforce.

Our Customers

We currently sell our products primarily to cable system operators, broadcast and telecommunications companies and mobile communications providers. Our customer base is highly concentrated among a limited number of large customers, primarily due to the fact that the cable and telecommunications industries in the United States are dominated by a limited number of large companies. A significant portion of our revenues across each of our segments in any given fiscal period have been derived from substantial orders placed by these large organizations. For the year ended January 31, 2012, Comcast and Virgin Media comprised 20% and 11%, respectively, of our total revenues. For the year ended January 31, 2011, Comcast and Virgin Media comprised 22% and 12%, respectively, of our total revenues. We expect that we will continue to be dependent upon a limited number of customers for a significant portion of our revenues in the near future, even as we intend to penetrate new markets and customers. As a result of this customer concentration, our business, financial condition and results of operations could be materially adversely affected by the failure of anticipated orders to materialize and by deferrals or cancellations of orders as a result of changes in customer requirements or new product announcements or introductions. In addition, the concentration of customers may cause variations in revenue, expenses and operating results on a quarterly basis due to seasonality of orders or the timing and relative size of orders received and shipped during a fiscal quarter.

We do not believe that our backlog at any particular time is meaningful as an indicator of our future level of sales for any particular period. Because of the nature of our products and our use of standard components, substantially the entire backlog at the end of a quarter can be manufactured and shipped to the customer before the end of the following quarter. However, because of the requirements of particular customers, these orders may not be shipped or, if shipped, the related revenues may not be recognized in the ensuing quarter. Therefore, there is no direct correlation between the backlog at the end of any quarter and our total sales for the following quarter or other periods.

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

In the market for multi-screen video-on-demand, we compete with various companies offering video software and server platforms such as Concurrent Computer Corp., Arris Group Inc. (through its 2007 acquisition of C-Cor Corporation), Cisco Systems, Inc., Motorola Mobility Inc., and Ericsson Inc.

In the media home gateway market we compete with set top box manufacturers and gateway vendors who offer proprietary software and hardware solutions. However, because our software has been integrated with the two largest chip manufactures, Intel and Broadcom, we believe we obtain a competitive advantage when these chips are designed into the networks by the operators.

Our Media Services business unit is unique in that the principal competition it faces is from service provider customers who decide to take the licensing and marketing of content in-house and would not have a need for the services we provide. However, it has been our experience that most operators outside of North America do not wish to deal with the complexities of negotiating content rights contracts and license agreements.

In the digital advertisement insertion market, we generally compete with Arris Group Inc. We expect the competition in each of the markets in which we operate to intensify in the future as existing and new competitors with significant market presence and financial resources, including computer hardware and software companies and television equipment manufacturers enter these rapidly evolving markets.

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

Proprietary Rights

Our success and our ability to compete are dependent, in part, upon our proprietary rights. We have been granted nineteen U.S. patents and have filed foreign patent applications related thereto for various technologies developed and used in our products. In addition, we rely on a combination of contractual rights, trademark laws, trade secrets and copyright laws to establish and protect our proprietary rights in our products. It is possible that in the future not all of these patent applications will be issued or that, if issued, the validity of these patents would not be upheld. It is also possible that the steps taken by us to protect our intellectual property will be inadequate to prevent misappropriation of our technology or that our competitors will independently develop technologies that are substantially equivalent or superior to our technology. In addition, the laws of some foreign countries in which our products are or may be distributed do not protect our proprietary rights to the same extent as do the laws of the United States. We have been involved, and continue to be involved, in significant intellectual property litigation, and we may be a party to litigation in the future to enforce our intellectual property rights or as a result of an allegation that we infringe others’ intellectual property.

Employees

The table below represents the number of employees that we employ in different geographic areas across the world. We believe that our relations with our employees are good. None of our employees are represented by a collective bargaining agreement.

	January 31,
Country	2012 (1)	2011	2010
United States	449	521	618
China	0	117	154
Philippines	193	235	164
United Kingdom	172	170	122
Netherlands	87	79	66
Other International	82	87	99
Total employees by country	983	1,209	1,223

(1)	FY12 in the above table does not include 170 employees that are included in the divestiture of our broadcast servers and storage business unit.

Executive Officers

Executive officers of the Company as of March 31, 2012 and their biographical information as set forth below:

Raghu Rau

Chief Executive Officer, and Board member. Mr. Rau became the Chief Executive officer on November 30, 2011; has served as a Director of the Company since July 15, 2010; Mr. Rau currently also serves on the Board of Aviat Networks, Inc.. Since 2010, Mr. Rau has also served as a director of Microtune, Inc., the receiver solutions company. From 1992 to 2008, he held a number of positions with Motorola, Inc., including leadership positions in marketing and strategy and held the title of Senior Vice President, Mobile TV Solutions Business from 2007 to 2008. Age 62.

Michael D. Bornak

Chief Financial Officer, Treasurer, Secretary, and Senior Vice President of Finance and Administration since January 23, 2012; prior thereto, served as Chief Financial Officer of Tollgrade Communications, Inc. from September 2009; prior thereto served as Chief Financial Officer of Solar Power Industries, Inc. from June 2008 to July 2009; Chief Financial Officer for MHF Logistical Solutions, Inc. from February 2005 to June 2008; Vice President of Finance and Chief Financial Officer of Portec Rail Products, Inc. from January 1998 to February 2005. Mr. Bornak is also a Certified Public Accountant. Age 49.

Steven M. Davi

Senior Vice President, Chief Technology Officer since March, 2012.; prior thereto served as Senior Vice President, Software Engineering from July 2005; Mr. Davi joined the company in November 1997, having served as head of our engineering teams for back-office, advertising, applications and multi-screen video software; prior thereto Mr. Davi served in engineering and managerial positions at Banyan Systems Inc., Prior to joining Banyan Systems, he was in various engineering positions within the networking division at Data General. He holds a Bachelors degree and a Masters degree in Computer Science. Age 48.

Erwin van Dommelen

President, SeaChange Software Division, joined us in 2009 when the Company acquired Netherlands-based video software provider eventIS where he served as CEO; prior thereto held numerous technical and management positions including Director/Practice Manager at KPMG UK; Program Director High Speed Data and Voice at Cablecom; and Project Manager/System Architect at Philips Digital Television Services. Mr. van Dommelen attended the Hogeschool (University of Applied Sciences) Utrecht, graduating in Telecommunication Science. Age 45.

Ira Goldfarb

Executive Vice President, Worldwide Sales and Service since October 2010; prior thereto joined the Company in 1994 as U.S. Central Regional Sales Vice President; prior thereto held several sales management positions at Digital Equipment Corporation beginning in September 1983. Age 54.

Anthony Kelly

Executive Vice President, Senior Vice President of SeaChange since September 2005; prior thereto held the position of Chief Executive Officer of ODG since 1996;prior thereto Mr. Kelly served as a director of the Lambie Nairn Group from May 1992 to December 1994 and as an executive at Video Networks Limited from December 1992 to April 1995. Prior to that, from July 1990 to April 1992,  Mr. Kelly served as CEO of the Palace Group, a major UK independent film producer and distributor. Age 50.

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

ITEM 1A. Risk Factors

We wish to caution each reader of this Form 10-K to consider the following factors and other factors discussed herein and in other past reports, including but not limited to prior year Form 10-K and quarterly Form 10-Q reports filed with the SEC. Our business and results of operations could be materially affected by any of the following risks. The factors discussed herein are not exhaustive. Therefore, the factors contained herein should be read together with other reports that we file with the SEC from time to time, which may supplement, modify, supersede, or update the factors listed in this document.

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

Any reduction in spending by our customers would adversely affect our business. We continue to have limited visibility into the capital spending plans of our current and prospective customers. Fluctuations in our revenue can lead to even greater fluctuations in our operating results. Our planned expense levels depend in part on our expectations of future revenue. Our planned expenses include significant investments, particularly within our research and development organization, which we believe are necessary to continue to provide innovative solutions to meet our current and prospective customers’ needs. As a result, it is difficult to forecast revenue and operating results. If our revenue and operating results are below the expectations of our investors and market analysts, it could cause a decline in the price of our common stock.

Our future success is dependent on the continued development of the multi-screen video market and if the multi-screen video does not continue to develop, our business may not continue to grow.

A large portion of our expected revenue growth is expected to come from sales and services related to our multi-screen video products. However, the multi-screen video market continues to develop as a commercial market, both within and outside North America. The potential size of the multi-screen video market and the timing of its development are uncertain. The success of this market requires that broadband system operators continue to upgrade their cable networks to support digital two-way transmission service and successfully market multi-screen video and similar services to their cable television subscribers. Some cable system operators, particularly outside of North America, are still in the early stages of commercial deployment of multi-screen video service to major residential cable markets and, accordingly, to date our digital video systems have been commercially available only to a limited number of subscribers. Also, the telecommunications companies have also begun to adapt their networks to support digital two-way transmission and begun marketing multi-screen video services. If cable system operators and telecommunications companies fail to make the capital expenditures necessary to upgrade their networks or determine that broad deployment of multi-screen video services is not viable as a business proposition or if our digital video systems cannot support a substantial number of subscribers while maintaining a high level of performance, our revenues will not grow as we have planned.

If we are unable to successfully introduce new products or enhancements to existing products on a timely basis, our financial condition and operating results may be adversely affected by a decrease in sales of our products.

Because our business plan is based on technological development of new products and enhancements to our existing products, our future success is dependent on our successful introduction of these new products and enhancements on a timely basis. In the future we may experience difficulties that could delay or prevent the successful development, introduction and marketing of these and other new products and enhancements, or find that our new products and enhancements do not adequately meet the requirements of the marketplace or achieve market acceptance. Announcements of currently planned or other new product offerings may cause customers to defer purchasing our existing products. Moreover, despite testing by us and by current and potential customers, errors or failures may be found in our products, and, even if discovered, may not be successfully corrected in a timely manner. These errors or failures could cause delays in product introductions and shipments, or require design modifications that could adversely affect our competitive position. Currently, we are focused on the provision of next generation software products, including SeaChange AdrenalinTM Back Office, SeaChange Nucleus TM Soft Box, and SeaChange Infusion TM Advanced Advertising Platform. Our inability to develop new products or enhancements on a timely basis or the failure of these new products or enhancements to achieve market acceptance could have a material adverse effect on our business, financial condition and results of operations.

Our business is impacted by worldwide economic cycles, which are difficult to predict.

The global economy and financial markets experienced disruption in recent years, including, among other things, extreme volatility in security prices, diminished credit availability, rating downgrades of certain investments and declining valuations of others. These economic developments and the rate of recovery from these developments affect businesses such as ours and those of our customers and vendors in a number of ways that could result in unfavorable consequences to us. A continued slow recovery from these events or further disruption and deterioration in economic conditions may reduce customer purchases of our products and services, thereby reducing our revenues and earnings. In addition, these events may, among other things, result in increased price competition for our products and services, increased risk in the collectability of our accounts receivable from our customers, increased risk in potential reserves for doubtful accounts and write-offs of accounts receivable, and higher operating costs as a percentage of revenues. We have taken actions to address the effects of the economic crisis and the slow recovery, including implementing cost control and cost reduction measures. It is possible that we may need to take further actions to control our cost structure and implement further cost reduction measures. We cannot predict whether these measures will be sufficient to offset certain of the negative trends that might affect our business.

We have taken and continue to take measures to address the variability in the market for our products and services, which could have long-term negative effects on our business or impact our ability to adequately address a rapid increase in customer demand.

We have taken and continue to take measures to address the variability in the market for our products and services, to increase average revenue per unit of our sales and to reduce our operating expenses, rationalize capital expenditure and minimize customer turnover. These measures include shifting more of our operations to lower cost regions, outsourcing and off shoring manufacturing processes and general and administrative functions, implementing cost reduction programs, reducing the number of our employees, and reducing and rationalizing planned capital expenditures and expense budgets. As previously announced we are selling our broadcast servers and storage business unit and continue to evaluate the divestiture of non-core operations as we focus on becoming a company that primarily provides software solutions. We cannot ensure that the measures we have taken will not impair our ability to effectively develop and market products and services, to remain competitive in the industries in which we compete, to operate effectively, to operate profitably during slowdowns or to effectively meet a rapid increase in customer demand. These measures may have long-term negative effects on our business by reducing our pool of technical talent, decreasing or slowing improvements in our products and services, making it more difficult to hire and retain talented individuals and to quickly respond to customers or competitors in an upward cycle.

Our business has been subject to uncertainties introduced by the evaluation of strategic options completed by us in fiscal 2012.

As previously disclosed, we completed an evaluation of strategic options in fiscal 2012 and concluded that it was in the best interests of stockholders to remain a standalone public company, and to focus on improving and streamlining our operations. This strategic review resulted in the expenditure of substantial management time and resources, and may result in our customers reducing the level of orders they place with us, employees deciding to leave the Company, a third party expressing interest in acquiring the Company, and other factors that may have a negative effect on our business. It is also possible that we may be unsuccessful in improving and streamlining our operations. These factors may create uncertainty in our operations that could cause our revenues to decline and that could have a material adverse effect on our business, financial condition and results of operations and may cause fluctuations in our stock price.

We may be unsuccessful in our efforts to become a pure play software company, by which we mean a company that primarily provides software solutions.

Our efforts to become a company that primarily provides software solutions may result in a reduction both in the range of products and services we offer and in the range of our current and potential future customers. Each of these factors may increase the level of execution risk in our strategy, in that there may be increased variability in our revenues. If we are unsuccessful in this transition, our business, financial condition and results of operation may be adversely affected, and the market price of our common stock may decrease.

Because our customer base is highly concentrated among a limited number of large customers, the loss of or reduced demand by, or return of product by one or more of these customers, could have a material adverse effect on our business, financial condition and results of operations.

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

Cancellation or deferral of purchases of our products or the return of previously purchased products could cause a substantial variation in our operating results, resulting in a decrease in the market price of our common stock and making period-to-period comparisons of our operating results less meaningful.

We derive a substantial portion of our revenues from purchase orders that exceed $1.0 million in value. Therefore, any significant cancellation or deferral of purchases of our products or the return of previously purchased products could result in a substantial variation in our operating results in any particular quarter due to the resulting decrease in revenue and gross margin. In addition, to the extent significant sales occur earlier than expected, operating results for subsequent quarters may be adversely affected because our operating costs and expenses are based, in part, on our expectations of future revenues, and we may be unable to adjust spending in a timely manner to compensate for any revenue shortfall. Because of these factors, in some future quarter our operating results may be below the expectations of public market analysts and investors which may adversely affect the market price of our common stock. In addition, these factors may make period-to-period comparisons of our operating results less meaningful.

Due to the lengthy sales cycle involved in the sale of our products, our quarterly results may vary and should not be relied on as an indication of future performance.

Digital video-on-demand, advertising, and content products and services are relatively complex and their purchase generally involve a significant commitment of capital, with attendant delays frequently associated with large capital expenditures and implementation procedures within an organization. Moreover, the purchase of these products typically requires coordination and agreement among a potential customer’s corporate headquarters and its regional and local operations. For these and other reasons, the sales cycle associated with the purchase of our digital video-on-demand, advertising, and content products and services is typically lengthy and subject to a number of significant risks, including customers’ budgetary constraints and internal acceptance reviews, over which we have little or no control. Based upon all of the foregoing, we believe that our quarterly revenues and operating results are likely to vary significantly in the future, that period-to-period comparisons of our results of operations are not necessarily meaningful and that these comparisons should not be relied upon as indications of future performance.

If there were a decline in demand or average selling prices for our products, including our back office and advertising products, our revenues and operating results would be materially affected.

We expect our back office and advertising products to continue to account for a significant portion of our revenues. Accordingly, a decline in demand or average selling prices for these products, whether as a result of new product introductions by others, price competition, technological change, inability to enhance the products in a timely fashion, or otherwise, could have a material adverse effect on our business, financial condition and results of operations.

If we are unable to manage our growth and the related expansion in our operations effectively, our business may be harmed through a diminished ability to monitor and control effectively our operations, and a decrease in the quality of work and innovation of our employees.

Our ability to successfully offer new products and services and implement our business plan in a rapidly evolving market requires effective planning and management. We are also continuing to transition towards greater reliance on our software products and services for an increased portion of our total revenue, particularly as we explore the divestiture of non-core business units as evidenced by our agreement to divest a portion of our broadcast servers and storage business unit executed on March 21, 2012. In light of the growing complexities in managing our expanding portfolio of products and services, our anticipated future operations may continue to strain our operational and administrative resources. To manage future growth effectively, we must continue to improve our operational controls and internal controls over financial reporting, and to integrate the businesses we have acquired and our new personnel and to manage our expanding international operations. A failure to manage our growth may harm our business through a decreased ability to monitor and control effectively our operations, and a decrease in the quality of work and innovation of our employees upon which our business is dependent.

Because our business is susceptible to risks associated with international operations, we may not be able to maintain or increase international sales of our products and services, and we may not realize the full amount of the anticipated savings in connection with our continued trend towards the manufacture and assembly of our products outside of North America and Europe.

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
differences in labor laws and regulations affecting our ability to hire and retain employees; and
economic or political changes in international markets.

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

The industry in which we operate is characterized by vigorous protection and pursuit of intellectual property rights or positions, which on occasion, have resulted in significant and often protracted litigation. We have from time to time received, and may in the future receive, communications from third parties asserting infringements on patent or other intellectual property rights covering our products or processes. We are currently engaged in intellectual property litigation with Arris Group, Inc., and we may be a party to litigation in the future to enforce our intellectual property rights or as a result of an allegation that we infringe others’ intellectual property. Any parties asserting that our products infringe upon their proprietary rights would force us to defend ourselves and possibly our customers or manufacturers against the alleged infringement, as many of our commercial agreements require us to defend and/or indemnify the other party against intellectual property infringement claims brought by a third party with respect to our products. We have received certain claims for indemnification from customers but have not been made party to any litigation involving intellectual property infringement claims as a result. These claims and any resulting lawsuit, if successful, could subject us to significant liability for damages and invalidation of our proprietary rights. This possibility of multiple damages serves to increase the incentive for plaintiffs to bring such litigation. In addition, these lawsuits, regardless of their success, would likely be time-consuming and expensive to resolve and would divert management time and attention away from our operations. Although we carry general liability insurance, our insurance may not cover potential claims of this type or may not be adequate to indemnify us for all liability that may be imposed. In addition, any potential intellectual property litigation also could force us to stop selling, incorporating or using the products that use the infringed intellectual property or obtain from the owner of the infringed intellectual property right a license to sell or use the relevant technology, although this license may not be available on reasonable terms, or at all, or redesign those products that use the infringed intellectual property. If we are forced to take any of the foregoing actions, our business may be seriously harmed.

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

Certain key components of our products are currently purchased from a sole supplier, including computer chassis, switching gear, an interface controller video transmission board, and operating system and applications software. We have in the past experienced quality control problems, where products did not meet specifications or were damaged in shipping, and delays in the receipt of these components. These problems were generally of short duration and did not have a material adverse effect on our business and results of operations. However, we may in the future experience similar types of problems which could be more severe or more prolonged. While we believe that there are alternative suppliers available for these components, we believe that the procurement of these components from alternative suppliers could take up to a year. In addition, these alternative components may not be functionally equivalent or may be unavailable on a timely basis or on similar terms. The inability to obtain sufficient key components as required, or to develop alternative sources if and as required in the future, could result in delays or reductions in product shipments which, in turn, could have a material adverse effect on our business, financial condition and results of operations. In addition, we rely on a limited number of third parties who manufacture certain components used in our products. While to date there has been suitable third party manufacturing capacity readily available at acceptable quality levels, in the future there may not be manufacturers that are able to meet our future volume or quality requirements at a price that is favorable to us. Any financial, operational, production or quality assurance difficulties experienced by these third party manufacturers that result in a reduction or interruption in supply to us could have a material adverse effect on our business, financial condition and results of operations.

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

We may also incorporate open source software into our products. Although we monitor our use of open source closely, the terms of many open source licenses have not been interpreted by U.S. courts, and there is a risk that such licenses could be construed in a manner that could impose unanticipated conditions or restrictions on our ability to commercialize our products. We could also be subject to similar conditions or restrictions should there be any changes in the licensing terms of the open source software incorporated into our products. In either event, we could be required to seek licenses from third parties in order to continue offering our products, to re-engineer our products or to discontinue the sale of our products in the event re-engineering cannot be accomplished on a timely or successful basis, any of which could adversely affect our business, operating results and financial condition.

If we are unable to successfully compete in our marketplace, our financial condition and operating results may be adversely affected.

We currently compete against large companies offering video software solutions. In the digital advertisement insertion market, we compete against suppliers of both analog tape-based and digital systems. In addition, a number of well-funded companies have been discussing broadband internet VOD services for home television viewing. If these products are developed, they may be more cost effective than our VOD solutions, which could result in cable system operators and telecommunications companies discontinuing their purchases of our on-demand products. Due to the rapidly evolving markets in which we compete, additional competitors with significant market presence and financial resources, including software companies and television equipment manufacturers, may enter those markets, thereby further intensifying competition. Increased competition could result in price reductions, cancellations of purchase orders, losses of business with current customers to competitors, and loss of market share which would adversely affect our business, financial condition and results of operations. Many of our current and potential competitors have greater financial, selling and marketing, technical and other resources than we do. Moreover, our competitors may also foresee the course of market developments more accurately than we. Although we believe that we have certain technological and other advantages over our competitors, realizing and maintaining these advantages will require a continued high level of investment by us in research and product development, marketing and customer service and support. In the future we may not have sufficient resources to continue to make these investments or to make the technological advances necessary to compete successfully with our existing competitors or with new competitors. If we are unable to compete effectively, our business, prospects, financial condition and operating results would be materially adversely affected because of the difference in our operating results from the assumptions on which our business model is based.

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

We may not fully realize the benefits of our acquisitions of Mobix Interactive Ltd., eventIS Group B.V or VividLogic, Inc., and these and future acquisitions may be difficult to integrate, disrupt our business, dilute stockholder value or divert management attention.

As part of our business strategy, we have acquired and may in the future seek to acquire or invest in new businesses, products or technologies that we believe could complement or expand our business, augment our market coverage, enhance our technical capabilities or otherwise offer growth opportunities. Acquisitions, including our acquisitions of Mobix Interactive Ltd., eventIS Group B.V. and VividLogic, Inc. could create risks for us, including:

•	difficulties in assimilation of acquired personnel, operations, technologies or products which may affect our ability to develop new products and services and compete in our rapidly changing marketplace due to a resulting decrease in the quality of work and innovation of our employees upon which our business is dependent;

•	adverse effects on our existing business relationships with suppliers and customers, which may be of particular importance to our business because we sell our products to a limited number of large customers, we purchase certain components used in manufacturing our products from sole suppliers and we use a limited number of third party manufacturers to manufacture our product; and

•	our ability to retain and incentivize management and key employees of the acquired business.

Future acquisitions or divestitures may adversely affect our financial condition.

Historically, we have acquired technology or businesses to supplement and expand our product offerings. In the future, we could acquire additional products, technologies or businesses, or enter into joint venture arrangements, for the purpose of complementing or expanding our business as occurred with VividLogic Inc. in fiscal 2011, eventIS Group B.V. in fiscal 2010, Mobix Interactive Ltd. in fiscal 2009 and On Demand Deutschland GMBH in fiscal 2007. As previously announced, we are selling our broadcast servers and storage business unit and continue to evaluate the divestiture of non-core operations as we focus on becoming a company that primarily provides software solutions. Negotiation of potential acquisitions, divestitures or joint ventures and our integration or transfer of acquired or divested products, technologies or businesses could divert management’s time and resources.

As part of our strategy for growth, we may continue to explore acquisitions, divestitures, or strategic alliances, which may not be completed or may not be ultimately beneficial to us.

Acquisitions or divestitures may pose risks to our operations, including:

•	problems and increased costs in connection with the integration or divestiture of the personnel, operations, technologies, or products of the acquired or divested businesses;

•	unanticipated costs;

•	diversion of management’s attention from our core business;

•	inability to make planned divestitures of businesses on favorable terms in a timely manner or at all;

•	adverse effects on business relationships with suppliers and customers and those of the acquired company;

•	acquired assets becoming impaired as a result of technical advancements or worse-than-expected performance by the acquired company;

•	entering markets in which we have no, or limited, prior experience; and

•	potential loss of key employees.

In addition, in connection with any acquisitions or investments we could:

•	issue stock that would dilute our existing stockholders’ ownership percentages;

•	incur debt and assume liabilities;

•	obtain financing on unfavorable terms;

•	incur amortization expenses related to acquired intangible assets or incur large and immediate write-offs;

•	incur large expenditures related to office closures of the acquired companies, including costs relating to the termination of employees and facility and leasehold improvement charges resulting from our having to vacate the acquired companies’ premises; and

•	reduce the cash that would otherwise be available to fund operations or for other purposes.

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

We maintain a portfolio of marketable securities in a variety of instruments which may include commercial paper, certificates of deposit, money market funds and government debt securities. These investments are subject to general credit, liquidity, market, and interest rate risks. As a result, we may experience a reduction in value or loss of liquidity of our investments. These market risks associated with our investment portfolio may have a negative adverse effect on our results of operations, liquidity and financial condition.

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

Our success depends to a significant degree upon the continued contributions of our key personnel, many of whom would be difficult to replace. We have recently experienced the turnover of our Chief Executive Officer, President and Chief Financial Officer. We believe that our future success will also depend in large part upon our ability to attract and retain highly skilled managerial, engineering, customer service, selling and marketing, finance, administrative and manufacturing personnel, as our business is technology-based. Because competition for these personnel is intense, we may not be able to attract and retain qualified personnel in the future. The loss of the services of any of the key personnel, the integration of new personnel, the inability to attract or retain qualified personnel in the future or delays in hiring required personnel, particularly software engineers and sales personnel could have a material adverse effect on our business, financial condition and results of operations because our business is technology-based.

We may have additional tax liabilities.

We are subject to income taxes in both the United States and numerous foreign jurisdictions. Significant judgment is required in determining our worldwide provision for income taxes. In the ordinary course of our business, there are many transactions and calculations where the ultimate tax determination is uncertain. We are regularly under audit by various tax jurisdictions. Although we believe our tax estimates are reasonable, the final determination of tax audits and any related litigation could be materially different from our historical income tax provisions and accruals. The results of an audit or litigation could have a material effect on our income tax provision, net income, or cash flows in the period or periods for which that determination is made. In addition, we are subject to sales, use and similar taxes in many countries, jurisdictions and provinces, including those states in the United States where we maintain a physical presence or have a substantial nexus. These taxing regimes are complex. For example, in the United States, each state and local taxing authority has its own interpretation of what constitutes a sufficient physical presence or nexus to require the collection and remittance of these taxes. Similarly, each state and local taxing authority has its own rules regarding the applicability of sales tax by customer or product type.

System errors, failures, or interruptions could cause delays in shipments, require design modifications or replacements which may have a negative impact on our business and damage our reputation and customer relationships.

System errors or failures in our products or related to our information technology infrastructure may adversely affect our business, financial condition and results of operations. Despite our testing and testing by current and potential customers, not all errors or failures may be found in our products or, if discovered, successfully corrected in a timely manner. Notwithstanding our efforts to the contrary, our products and business may be subject to unauthorized access which could also result in errors or failures in our products, or the dissemination of confidential information. These errors or failures could cause delays in product introductions and shipments, require design modifications that could adversely affect our competitive position or result in material liability to us. Further, some errors may not be detected until the systems are deployed. In such a case, we may have to undertake major replacement programs to correct the problem. Our reputation may also suffer if our customers view our products as unreliable or our systems as unsecure, whether based on actual or perceived errors or failures in our products or our systems. Further, a defect, error or performance problem with our on-demand systems could cause our customers’ VOD offerings to fail for a period of time or be degraded. Any such failure would cause customer service and public relations problems for our customers. As a result, any failure of our customers’ systems caused by our technology, including the failure of third party technology incorporated therein or therewith, could result in delayed or lost revenue due to adverse customer reaction, negative publicity regarding us and our products and services and claims for substantial damages against us, regardless of our responsibility for such failure. Any claim could be expensive and require us to spend a significant amount of resources. In circumstances where third party technology incorporated with or in our systems includes a defect, error or performance problem or fails for any reason, we may have to replace such third party technology at our expense and be responsible to our customers for their corresponding claims. Such replacements or claims could be expensive and could require us to spend a significant amount of resources.

We may be subject to network disruptions or security breaches that could damage our reputation and harm our business and operating results.

We may be subject to network disruptions or security breaches caused by computer viruses, illegal break-ins or hacking, sabotage, acts of vandalism by third parties or terrorism. Our security measures or those of our third party service providers may not detect or prevent such security breaches. Any such compromise of our information security could result in the unauthorized publication of our confidential business or proprietary information, cause an interruption in our operations, result in the unauthorized release of customer or employee data, result in a violation of privacy or other laws, expose us to a risk of litigation or damage our reputation, which could harm our business and operating results.

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

Changes in financial accounting standards may cause adverse unexpected revenue fluctuations and affect our reported results of operations.

A change in accounting policies can have a significant effect on our reported results and may even affect our reporting of transactions completed before the change is effective. New pronouncements and varying interpretations of existing pronouncements have occurred with frequency and may occur in the future. Changes to existing rules, or changes to the interpretations of existing rules, could lead to changes in our accounting practices, and such changes could adversely affect our reported financial results or the way we conduct our business.

ITEM 1B. Unresolved Staff Comments

None

ITEM 2. Properties

Location	Principal Use	Business Segment	Square Feet

Owned Facilities
Acton, Massachusetts	Corporate Headquarters	Software and Servers	120,000

London, United Kingdom	ODG corporate offices and video	Media Services	9,000
	content processing services
Leased Facilities
Manila, Philippines	Engineering and Customer Services	Software and Servers	28,000

Milpitas, California	Engineering	Software and Servers	20,200

Fort Washington, Pennsylvania	Engineering	Software and Servers	14,000

Eindhoven, The Netherlands	Engineering, Sales and Customer Services	Software and Servers	6,300

Held for sale
Greenville, New Hampshire			24,000

In addition, we lease offices in Illinois, Nevada, Ireland, Singapore, Germany, Japan, India, Turkey, UK, and Mexico. We believe that existing facilities are adequate to meet our foreseeable requirements. Due to restructuring of the VOD server product lines and divesture of a portion of the broadcast servers and storage business unit, we have determined to sell our Greenville, New Hampshire facility and have classified it as an asset held for sale on our balance sheet.

ITEM 3. Legal Proceedings

ARRIS Litigation

On July 31, 2009, ARRIS Group, Inc. (“ARRIS”) filed a contempt motion in the U.S. District Court for the District of Delaware against SeaChange International relating to U.S. Patent No 5,805,804 (the “804 patent”), a patent in which ARRIS has an ownership interest. In its motion, ARRIS is seeking further patent royalties and the enforcement of the permanent injunction entered by the Court on April 6, 2006 against certain SeaChange products. On August 3, 2009, SeaChange filed a complaint seeking a declaratory judgment from the Court that its products do not infringe the ‘804 patent and asserting certain equitable defenses. On June 4, 2010, the Court entered an Order staying the declaratory judgment action pending resolution of the contempt proceeding. On September 2, 2011, the Court entered an Order in which it concluded that a contempt proceeding is the appropriate procedure for resolving the parties’ dispute and that further factual and legal determinations would be necessary. On March 1, 2012, the Court conducted a hearing at which the parties submitted additional information. No determinations were made by the Court at the hearing as to liability, and the parties are now scheduled to submit post-hearing briefs. We believe that our products do not infringe on the ‘804 patent and that we have meritorious defenses against the suit, however, the ultimate resolution of the matter is not reasonably estimable at this time, but could result in a material liability for us.

We enter into agreements in the ordinary course of business with customers, resellers, distributors, integrators and suppliers. Most of these agreements require us to defend and/or indemnify the other party against intellectual property infringement claims brought by a third party with respect to our products. From time to time, we also indemnify customers and business partners for damages, losses and liabilities they may suffer or incur relating to personal injury, personal property damage, product liability, and environmental claims relating to the use of our products and services or resulting from the acts or omissions of SeaChange, its employees, authorized agents or subcontractors. For example, SeaChange has received requests from several of its customers for indemnification of patent litigation claims asserted by Acacia Media Technologies, USA Video Technology Corporation, Multimedia Patent Trust, Microsoft Corporation, VTran Media Technologies and ActiveVideo Networks, Inc. Management cannot reasonably estimate any potential losses, but these claims could result in material liability for us.

ITEM 4. Mine Safety Disclosures

Not applicable

PART II

ITEM 5. Market for Registrant’s Common Equity and Related Stockholder Matters

Market Information Our common stock is traded on the NASDAQ Global Select Market under the symbol “SEAC”.

The following table sets forth the quarterly high and low closing sales prices per share reported on NASDAQ for our last two fiscal years ended January 31, 2012 and 2011.

	Fiscal Year 2012		Fiscal Year 2011
	High	Low	High	Low
Three Month Period Ended:
First Quarter	$10.95	$8.62	$8.61	$6.45
Second Quarter	11.26	9.94	9.48	7.45
Third Quarter	9.63	6.96	9.17	7.08
Fourth Quarter	8.82	6.59	9.04	7.90

On March 29, 2012, there were 119 holders of record.

We have never declared or paid any cash dividends on our common stock, since inception, and do not expect to pay cash dividends on our common stock in the foreseeable future. We currently intend to retain all of our future earnings for use in operations and to finance the expansion of our business.

On May 26, 2010, our Board of Directors authorized the repurchase of up to $20.0 million of its common stock, par value $.01 per share, through a share repurchase program. The repurchase program terminated on January 31, 2012 and the Company did not repurchase any shares under this program for fiscal 2012 and purchased 178,000 shares at a cost of $1.4 million for fiscal 2011.

On March 28, 2012, our Board of Directors authorized the repurchase of up to $25.0 million of its common stock, par value $.01 per share, through a share repurchase program. The repurchase program terminates on January 31, 2013.

Information regarding equity plans appears in Part III, Item 12 of this annual report on Form 10-K.

STOCK PERFORMANCE GRAPH

The following graph compares the change in the cumulative total stockholder return on SeaChange’s common stock during the period from the close of trading on January 31, 2007 through January 31, 2012, with the cumulative total return on the Center for Research in Securities Prices (“CRSP”) Index for the Nasdaq Stock Market (U.S. Companies) and a SIC Code Index based on SeaChange’s SIC Code. The comparison assumes $100 was invested on January 31, 2007 in SeaChange’s common stock at the $10.00 closing price on January 31, 2007 and in each of the foregoing indices and assumes reinvestment of dividends, if any.

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

Notes:

A.	The lines represent monthly index levels derived from compounded daily returns that include all dividends.

B.	If the monthly interval, based on the fiscal year-end, is not a trading day, the preceding trading day is used.

C.	The Index level for all series was set to 100 on January 31, 2007.

ITEM 6. Selected Financial Data The following selected consolidated financial data of the Company has been derived from our audited consolidated financial statements. The following selected financial data may not be representative of our future financial performance and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. Prior periods results have been restated to reclassify discontinued operations activity to the line in the consolidated statement of operations

	Year ended January 31,
	2012	2011	2010	2009	2008
	(in thousands, except per share data)
Consolidated Statement of Operations Data:
Revenues:
Products	$73,157	$82,155	$97,005	$100,348	$91,103
Services	124,548	119,532	92,935	77,635	68,214
Total revenues	197,705	201,687	189,940	177,983	159,317
Costs of revenues:
Products	22,774	30,256	35,929	35,478	37,619
Services	76,919	68,576	54,941	47,348	42,817
Total cost of revenue	99,693	98,832	90,870	82,826	80,436
Gross profit	98,012	102,855	99,070	95,157	78,881
Operating expenses:
Research and development	40,692	44,569	45,104	37,482	35,026
Selling and marketing	21,619	21,055	22,425	24,076	19,963
General and administrative	24,116	23,647	20,823	20,064	19,160
Amortization of intangibles	3,923	3,359	2,826	1,575	2,952
Acquisition costs	3,312	764	-	-	-
Restructuring	3,316	6,997	-	-	6,004
Total operating expenses	96,978	100,391	91,178	83,197	83,105
Income (loss) from operations	1,034	2,464	7,892	11,960	(4,224)
Interest income, net	297	269	607	2,050	1,927
Other expense, net	(655)	(687)	(462)	(925)	(43)
Gain on sale of investment in affiliates	-	27,071	-	-	10,031
Income before income taxes and equity income (loss) in earnings of affiliates	676	29,117	8,037	13,085	7,691
Income tax expense (benefit)	2,193	(2,438)	271	525	2,106
Equity income (loss) in earnings of affiliates, net of tax	233	85	(653)	(770)	1,143
Net (loss) income from continuing operations	(1,284)	31,640	7,113	11,790	6,728
Loss from discontinued operations	(2,730)	(2,172)	(5,790)	(1,816)	(3,826)
Net (loss) income	$(4,014)	$29,468	$1,323	$9,974	$2,902
(Loss) earnings per share:
Basic	$(0.13)	$0.94	$0.04	$0.32	$0.10
Diluted	$(0.13)	$0.92	$0.04	$0.32	$0.10
(Loss) earnings per share from continuing operations:
Basic	$(0.04)	$1.01	$0.23	$0.38	$0.23
Diluted	$(0.04)	$0.99	$0.23	$0.38	$0.23
(Loss) earnings per share from discontinued operations:
Basic	$(0.09)	$(0.07)	$(0.19)	$(0.06)	$(0.13)
Diluted	$(0.09)	$(0.07)	$(0.19)	$(0.06)	$(0.13)
Consolidated Balance Sheet Data (as of January 31):
Working capital	$102,991	$92,628	$60,887	$89,549	$88,344
Total assets	299,035	305,191	267,147	233,983	217,896
Deferred revenue	36,473	40,643	44,554	29,396	16,185
Long-term liabilities	21,569	27,057	15,808	3,745	3,391
Total liabilities	88,097	96,049	89,225	61,747	52,494
Total stockholders’ equity	210,938	209,142	177,922	172,236	165,402

ITEM 7. Management’s Discussion and Analysis ("MD&A") of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the other sections of this annual report on Form 10-K, including “Item 1: Business,” “Item 6: Selected Financial Data” and “Item 8: Financial Statements.” Unless otherwise specified, any reference to a “year” is to a year ended January 31. Additionally, when used in this Form 10-K, unless the context requires otherwise, the terms “we”, “our”, “us” and “the Company” refer to SeaChange International, Inc. and its subsidiaries. Certain statements contained in this MD&A and elsewhere in this report are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended that involve risks and uncertainties. These statements relate to future events or our future financial performance. In some cases, forward-looking statements can be identified by terminology such as “believe,” “expect,” “intend,” “may,” “will,” “should,” “could,” “potential,” “continue,” “estimate,” “plan,” or “anticipate,” or the negatives thereof, other variations thereon or compatible terminology. These statements involve a number of risks and uncertainties. Actual events or results may differ materially from any forward-looking statement as a result of various factors, including those described in Item 1A above under “Risk Factors.”

Servers and Storage Business Segment:

On March 21, 2012, we announced the signing of a definitive asset sale agreement to sell a portion of our broadcast services and storage business unit, subject to customary and regulatory approvals. The sale of these assets resulted from our evaluation that this business was no longer a strategic asset that we wished to invest in as we focus our attention to growing into a pure play software company. We have retained certain lines of business that were not included in this asset sale, including video streaming and related hardware, and have reclassified those revenues and earnings into the software segment of our business as they constitute less than ten percent of our total revenues. Unless otherwise indicated, references to the revenues and earnings throughout this MD&A and elsewhere in this Form 10-K refer to revenues from continuing operations and do not include revenue and earnings from the discontinued operations as a result of this asset sale. Similarly, discussion of other matters in our Consolidated Financial Statements refers to continuing operations unless otherwise indicated. The results of the divested portion of our former servers and storage business segment are reported in discontinued operations.

Overview

We are a global leader in the delivery of multi-screen video. Our products and services facilitate the aggregation, licensing, storage, management and distribution of video, television programming, and advertising content to cable system operators, telecommunications companies and broadcast television companies.

On September 1, 2009, we completed our acquisition of eventIS Group B.V. (“eventIS”). eventIS, based in Eindhoven, the Netherlands, provides video-on-demand (“VOD”) and linear broadcast software and related services to cable television and telecommunications companies primarily in Europe. We acquired eventIS to expand our VOD solutions into the European market. We have made cash payments to date to the former shareholder of eventIS of $40.5 million and issued 227,041 of restricted common shares, 75,018 of which will vest in equal installments over three years beginning fiscal 2011 and 152,023 which will vest in equal installments over three years beginning in fiscal 2012. We are obligated to make payments of approximately $137,000 in cash on each of September 1, 2012 and September 1, 2013 and an additional payment in an aggregate amount of $2.8 million with $1.7 million payable in cash and $1.1 million payable by the issuance of restricted shares of our common stock on September 1, 2012. Under the earn-out provisions of the share purchase agreement, a cash payment of $1.7 million for earnouts achieved in fiscal 2011 and 2012 will be paid in fiscal 2013. Additional earn-out payments may be earned in fiscal 2013 if certain performance goals are met, we will be obligated to make additional cash payments to the former shareholders of eventIS. Acquisition costs related to this acquisition of approximately $1.0 million, related primarily to legal, accounting, valuation and other professional services, were recognized in fiscal 2010. These transactions costs were recorded and expensed in general and administrative expenses in our Consolidated Statement of Operations.

On February 1, 2010, we completed our acquisition of VividLogic, Inc. (“VividLogic”). VividLogic is based in Fremont, California. Vividlogic provides in-home infrastructure software for high definition televisions, home gateways, and set-top boxes to cable television service providers, set-top box manufacturers and consumer electronics (CE) suppliers. We acquired Vividlogic to expand our home gateway solutions product offerings. Under the purchase agreement we paid $21.5 million in cash at the closing of the transaction, paid an additional $1.0 million in cash on February 1, 2012 and are obligated to make a future payment of $1.0 million on February 1, 2013. In addition, under the share purchase agreement with the former shareholders of VividLogic, in the first quarter of fiscal 2013 we will make a cash earnout payment of $2.7 million for the earnout earned in fiscal 2012. Additional earn-out payments may be earned over fiscal 2013 if certain performance goals are met.

Our strategy is to grow our revenues with our installed customer base and add potential new customers by continuing to invest and develop our new next generation software platforms for our back office (Adrenalin), advertising (Infusion and AdPulse) and home gateway (Nucleus) product offerings, as our number one focus is to provide superior service and cost-saving products to our customers. We will also continue to invest in technologies that will help make us an industry leader in multi-screen video. In addition, we are reviewing all areas of our operating costs in order to lower our cost structure and streamline operations in order to improve our profitability. We took actions both in fiscal 2012 and 2011 to lower our operating costs. In fiscal year 2012, we announced annualized savings of approximately $5.0 million primarily related to the reduction in our marketing and sales staff and the elimination or reduction of certain senior executive positions. In fiscal 2011, we eliminated approximately 110 employees, wrote down obsolete inventory and certain fixed assets. We are also evaluating assets that are non-core to our desire to transform into a pure play software company. In that effort, we have signed a definitive asset sale agreement on March 21, 2012 to divest a portion of our former broadcast servers and storage business unit. We expect that sale to close in the near future once customary regulatory approvals are received. We will also look to continue to acquire or invest in new technologies that expand our product offerings and ensure that they will be accretive to shareholder value.

Operating Segment, Significant Customers and Geographic Information

Operating segments are defined as components of an enterprise evaluated regularly by the Company’s senior management in deciding how to allocate resources and assess performance. Following the divestiture of the broadcast servers and storage product lines, the Software and VOD server product line was organized in one business reporting segment. Reportable segments were determined based upon the nature of the products offered to customers, the market characteristics of each operating segment and the Company’s management structure.

Our operations are now organized in the following two business segments:

•	Software segment – This segment includes product revenues from our advertising, back-office including video streamers, and home gateway product solutions, related services such as professional services, installation, training, project management, product maintenance, technical support and software development for those software products.

•	Media Services segment – This segment includes the operations of the On Demand Group which include content acquisition and preparation services for television and wireless service providers.

Under this reporting structure, we further determined that there are significant functions, and therefore costs, that are considered corporate expenses and are not allocated to the two reportable segments for the purposes of assessing performance and making operating decisions. These unallocated costs include general and administrative expenses, other than direct general and administrative expenses related to Media Services and Software, other income (expense), net, taxes and equity losses in earnings of affiliates, which are managed separately at the corporate level. The basis of the assumptions for all such revenues, costs and expenses includes significant judgments and estimations. There are no inter-segment revenues for the periods shown below. We do not separately track all assets by operating segments nor are the segments evaluated under this criterion. We have experienced fluctuations in our product revenues from quarter to quarter due to the timing of the receipt of customer orders, the shipment of those orders, and, in certain cases, customer acceptance of products. The factors that impact the timing of the receipt of customer orders include among other factors:

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

Fiscal Year Ended January 31, 2012 Compared to the Fiscal Year Ended January 31, 2011

The following table sets forth summarized consolidated financial information for each of the two fiscal years ended January 31, 2012 and 2011.

	Year Ended
	January 31,
	2012	2011
	(in thousands)
Revenues:
Products	$73,157	$82,155
Services	124,548	119,532
Total revenues	197,705	201,687
Costs and expenses:
Cost of product revenues	22,774	30,256
Cost of service revenues	76,919	68,576
Research and development	40,692	44,569
Selling and marketing	21,619	21,055
General and administrative	24,116	23,647
Amortization of intangibles	3,923	3,359
Acquisition costs	3,312	764
Restructuring costs	3,316	6,997
Income from operations	1,034	2,464
Other expenses, net	(358)	(418)
Gain on sale of investment in affiliates	-	27,071
Income before income taxes and equity income in earnings of affiliates	676	29,117
Income tax expense (benefit)	2,193	(2,438)
Equity income in earnings of affiliates, net of tax	233	85
(Loss) income from continuing operations	(1,284)	31,640
(Loss) from discontinued operations	(2,730)	(2,172)
Net (loss) income	$(4,014)	$29,468

Revenues

The following table summarizes information about the Company’s reportable segments for each of the two fiscal years ended January 31, 2012 and 2011.

	Fiscal Year Ended
	January 31,
	2012	2011	%
	(in thousands, except for percentage data)
Software Revenues:
Products	$73,157	$82,155	(11.0%)
Services	91,635	91,501	0.1%
Total revenues	164,792	173,656	(5.1%)
Cost of product revenues	22,774	30,256	(24.7%)
Cost of service revenues	48,861	45,335	7.8%
Total cost of revenues	71,635	75,591	(5.2%)
Gross Margin	$93,157	$98,065	(5.0%)
Gross Margin percentage	56.5%	56.5%	0.1%

Media Services Revenue:
Services	$32,913	$28,031	17.4%
Cost of services	28,058	$23,241	20.7%
Gross Margin	$4,855	$4,790	1.4%
Gross Margin percentage	14.8%	17.1%	(2.3%)

Software Product Revenue. In fiscal 2012, product revenue decreased approximately 11% to $73.1 million from $82.2 million in the same period in the prior year. The $9.1 million decrease in product revenues compared to fiscal 2011 was due to decreased shipments of VOD servers to North and South American customers of approximately $4.2 million. The decrease in product revenues was also due to a portion of middleware revenues from Virgin Media that were recorded as service revenues during the year ended January 31, 2012 totaling $4.7 million, while recorded entirely as product revenue in the prior year. In the prior year, the agreement with Virgin Media provided for licensing rights and specified enhancements to the software and therefore the associated revenues were classified as product revenues. However, the agreement in the first quarter of fiscal 2012 provided for software licensing rights and software maintenance services, and was accordingly split between product and services revenues.

Software Service Revenue. Service revenues were relatively flat compared to fiscal 2011. Service revenues increased $4.7 million due to the reclassification of a portion of middleware revenues from Virgin Media from product revenues to service revenues as noted above, and we achieved higher services revenues from VividLogic. This increase was offset due to fiscal 2011 service revenues having included $4.6 million of maintenance revenues resulting from a deactivation of VOD software and equipment by a U.S customer, and our Comcast software subscription agreement extension being classified as services revenues for the period of February 2010 through May 2010.

Media Services Revenue. Revenues from Media Services increased 17.4% to $32.9 million in the year ended January 31, 2012 compared to $28.0 million for the year ended January 31, 2011. The increase in revenue was due primarily to increased content processing revenues from a customer in France and Dubai and new customer contracts in South America signed this year partially offset by lower revenues from Virgin Media.

For fiscal 2012 and 2011, two customers each accounted for more than 10%, and collectively accounted for 31% and 36%, respectively, of our total revenues. Revenues from these customers were primarily in the Software segment. We believe that a significant amount of our revenues will continue to be derived from a limited number of customers

International products and services revenues accounted for approximately 51% or $100.0 million and 46% or $93.0 million of total revenues in fiscal 2012 and 2011, respectively. We expect that international products and services revenues will remain a significant portion of our business in the future.

Software Gross Margin. Costs of product revenues consist primarily of the cost of purchased material components and subassemblies, labor and overhead relating to the final assembly and testing of complete systems and related expenses, and labor and overhead costs related to software development contracts. Our software gross margin as a percentage of revenues was flat at 57% compared to fiscal 2011.

Media Services Gross Margin. Our Media Services segment gross margin of 15% for fiscal 2012 was two percentage points lower than the gross margin for fiscal 2011 due to higher headcount-related costs and increased content costs to support new contracts for customers in Latin America and Eastern Europe.

Research and Development. Our research and development expenses consist primarily of employee costs, which include salaries, benefits and related payroll taxes, depreciation of development and test equipment and an allocation of related facility expenses. Research and development expenses were 21% and 22% of total revenues for fiscal 2012 and 2011, respectively, and decreased $3.9 million from $44.6 million to $40.7 million year over year. The year over year decrease is primarily due to lower domestic headcount-related costs primarily related to our VOD server and TV Navigator product lines.

Selling and Marketing. Our selling and marketing expenses consist primarily of payroll costs, which include salaries and related payroll taxes, benefits and commissions, travel expenses and certain promotional expenses. Selling and marketing expenses increased from $21.1 million, or approximately 10% of total revenues, in fiscal 2011 to $21.7 million, or approximately 11% of total revenues, for fiscal 2012. The increase of approximately $600,000 was primarily due to an increase in eventIS headcount-related costs and higher third-party commissions partially offset by lower domestic commission expense due to lower domestic revenues.

General and Administrative. Our general and administrative expenses consist primarily of employee costs, which include salaries and related payroll taxes and benefit related costs, legal and accounting services, insurance and an allocation of related facilities expenses. In fiscal 2012, general and administrative expenses of $24.1 million increased by approximately $0.5million from $23.6 million for the same period in 2011, and these expenses represented 12% of total revenues for both years. The increase is primarily due to higher stock-based compensation relating to fourth quarter departure of senior executives and higher legal fees of $1.7 million associated with patent ligation and the Company’s review of various strategic alternatives. These expenses were partially offset by the absence of transaction costs totaling $1.6 million related to the VividLogic acquisition, which was included in the prior year’s expenses. After an extensive review of strategic alternatives, the Company decided in November 2011 that it was in the best interest of the shareholders to continue as a standalone public company and concluded this review. As described in Item 1A “Risk Factors”, this evaluation of strategic alternatives has created uncertainty for our business.

Amortization of Intangibles. Our amortization expense is primarily related to the costs of acquired intangible assets. Amortization is also based on the future economic value of the related intangible assets which is generally higher in the earlier years of the assets’ lives. Total amortization expense of intangible assets was $5.4 and $5.9 million for fiscal 2012 and fiscal 2011, respectively. Amortization expense charge to operating expenses increased from $3.4 million in fiscal 2011 to $3.9 million in fiscal 2012. An additional $2.2 million and $2.0 million of amortization expense related to acquired technology was charged to cost of sales for the years ended January 31, 2012 and 2011, respectively.

Acquisition-Related Costs. Acquisition-related costs include changes in the fair value of acquisition related contingent consideration, and changes in contingent liabilities related to estimated earn-out payments. During fiscal 2012, we revised our estimate of potential earn-out payments to the former shareholders of VividLogic and eventIS and recorded an accrued expense of $3.3 million to reflect estimated future financial performance compared to the respective earn-out criteria.

Restructuring. During fiscal 2012, we incurred a restructuring charge of $3.3 million as we continue to take actions to lower our cost structure as we strive to improve our financial performance and streamline our operations. Included in the restructuring charge are severance costs of $2.8 million related to the termination of 33 employees, including the departure of the President and the retirement of the Chief Executive Officer, the write-down of $430,000 of inventory relating to discontinued VOD server product lines and a $270,000 charge for the disposal of fixed assets relating to the New Hampshire facility.

Other expense, net. The table below provides detail regarding our other income and expenses:

	Fiscal Year ended
	January 31,
	2012	2011
	(in thousands)
Interest income	$352	$307
Interest expense	(55)	(38)
Foreign exchange loss	(86)	(1,138)
Impairment expense	(684)	-
Miscellaneous (expense) income	115	451
	$(358)	$(418)

Foreign exchange loss. The decrease in foreign exchange losses was a result of the change in exchange rates between the USD and foreign currencies during fiscal 2012 compared to fiscal 2011.

Impairment expense: In fiscal 2012, impairment expense related to the write down to fair value of our New Hampshire facility being held for sale.

Gain from sale of investment in affiliates: During fiscal 2011, we recorded the gain on the sale of the entire equity investments in Casa Systems of $25.2 million and InSite One of $1.9 million.

Income Tax Provision. Our effective tax rate and income tax provision for fiscal 2012 was (324%) and $2.2 million expense compared to an effective tax rate of 8% and a ($2.4 million) of tax benefit for fiscal 2011. The income tax expense for fiscal 2012 was primarily due to $1.0 million of state income taxes and income tax expense of $1.5 million at foreign subsidiaries in the United Kingdom, the Netherlands, and Ireland.

At January 31, 2012 we provided a valuation allowance for the full amount of the U.S. net deferred tax assets due to the uncertainty of realization of those assets. We will continue to assess the need for the valuation allowance at each balance sheet date based on all available evidence. If we determine that we can realize some portion or all of the net deferred tax assets, the valuation allowance would be reversed and a corresponding increase in net income would be recognized during the period.

We recognized tax benefits of $400,000 and $300,000 for fiscal 2012 and fiscal 2011, respectively, resulting from the expiration of the statute of limitations for uncertain tax positions. The statute of limitations varies by the various jurisdictions in which we operate. In any given year, the statute of limitations in certain jurisdictions may lapse without examination and any uncertain tax positions taken in these years will result in a reduction of liability for unrecognized tax benefits for that year.

Fiscal Year Ended January 31, 2011 Compared to the Fiscal Year Ended January 31, 2010

The following table sets forth summarized consolidated financial information for each of the two fiscal years ended January 31, 2011 and 2010.

	Year Ended
	January 31,
	2011	2010
	(in thousands)
Revenues:
Products	$82,155	$97,005
Services	119,532	92,935
Total revenues	201,687	189,940
Costs and expenses:
Cost of product revenues	30,256	35,929
Cost of service revenues	68,576	54,941
Research and development	44,569	45,104
Selling and marketing	21,055	22,425
General and administrative	23,647	20,823
Amortization of intangibles	3,359	2,826
Acquisition costs	764	-
Restructuring costs	6,997	-
Income from operations	2,464	7,892
Other (expense) income, net	(418)	145
Gain on sale of investment in affiliate	27,071	-
Income before income taxes and equity income in earnings of affiliates	29,117	8,037
Income tax (benefit) expense	(2,438)	271
Equity income (loss) in earnings of affiliates, net of tax	85	(653)
Income from continuing operations	31,640	7,113
(Loss) from discontinued operations	(2,172)	(5,790)
Net income	$29,468	$1,323

Revenues

The following table summarizes information about the Company’s reportable segments for each of the two fiscal years ended January 31, 2011 and 2010.

	Fiscal Year Ended
	January 31,
	2011	2010	%
	(in thousands, except for percentage data)
Software revenues:
Products	$82,155	$97,005	(15.3%)
Services	91,501	73,141	25.1%
Total Software revenues	173,656	170,146	2.1%
Cost of product revenues	30,256	$35,929	(15.8%)
Cost of service revenues	45,335	$38,431	18.0%
Total cost of revenues	$75,591	$74,360	1.7%
Gross Margin	$98,065	$95,786	2.4%
Gross Margin percentage	56.5%	56.3%	0.2%

Media Services Revenue:
Services	$28,031	$19,794	41.6%
Cost of services	23,241	16,510	40.8%
Gross Margin	$4,790	$3,284	45.9%
Gross Margin percentage	17.1%	16.6%	0.5. %

Software Product Revenue. Our product revenue decreased 15% to $82.2 million in fiscal 2011 from $97.0 million in fiscal 2010. The year over year decrease in product revenues was due to lower VOD software license revenues and lower shipments of VOD servers to North American and Latin American service providers. The lower VOD software licenses revenues was due to the Comcast software subscription agreement extension classification as services revenues for the period of February 2010 through May 2010. Unlike in prior periods, where software subscription agreements with Comcast provided for specified enhancements and therefore were classified as product revenues, the agreement extensions contained no specified enhancements. The new software subscription agreement signed with Comcast during the second quarter of fiscal 2011 was accounted for on a percentage of completion basis and was recorded as product revenues starting on May 21, 2010 since the new subscription agreement provides for specific enhancements. These decreases were partially offset by the inclusion of VividLogic product revenues and the inclusion of eventIS for a full year of revenues, while fiscal 2010 included only five months of eventIS revenues.

Software Service Revenue. Our service revenues increased 25% to $91.5 million in fiscal 2011 from $73.1 million in fiscal 2010. The increase in service revenues year over year was due to the inclusion of a full year of service revenues from the acquisitions of eventIS and VividLogic. In addition, fiscal 2011 service revenues included $4.6 million of maintenance revenues resulting from a deactivation of VOD software and equipment by a U.S customer. The higher year over year service revenues also included the Comcast software subscription agreement extension which was classified as services revenues for the period of February 2010 through May 2010, as noted above. These increases were partially offset by lower VOD professional services revenue due to lower VOD server revenues.

For fiscal 2011 and 2010, two customers each accounted for more than 10%, and collectively accounted for 36% and 41%, respectively, of our total revenues. International products and services revenues accounted for approximately 46% or $93.0 million and 33% or $63.1 million of total revenues in fiscal 2011 and 2010, respectively.

Media Services Revenue. Revenues from Media Services increased 42% to $28.0 million in fiscal 2011 compared to $19.8 million for fiscal 2010. The increase in revenue was due primarily to contract wins in Dubai and France in the fourth quarter of fiscal 2011 and increased content processing revenues from customers in Greece and Turkey.

Software Gross Margin. Costs of product revenues consist primarily of the cost of purchased material components and subassemblies, labor and overhead relating to the final assembly and testing of complete systems and related expenses, and labor and overhead costs related to software development contracts. Our software gross margin as a percentage of revenues was flat at 56% in both fiscal 2011 and 2010

Media Services Gross Margin. Media Services gross margin of 17% in fiscal 2011 was a half point higher than in fiscal 2010 due to cost savings related to bringing in-house all content processing that was completed in the second half of last year offset by higher startup costs associated with new contract wins in South Africa and Serbia in the second half of fiscal 2011.

Research and Development. Our research and development expenses consist primarily of employee costs, which include salaries, benefits and related payroll taxes, depreciation of development and test equipment and an allocation of related facility expenses. Research and development expenses were 22% and 24% of total revenues for fiscal 2011 and 2010, respectively, and decreased approximately $500,000 from $45.1 million to $44.6 million year over year. The decrease in this expense year over year was primarily due to lower domestic headcount-related costs resulting from the our second and third quarter restructuring efforts offset by the inclusion of a full years worth of costs associated with our eventIS acquisition and increased headcount costs in the Philippines.

Selling and Marketing. Our selling and marketing expenses consist primarily of payroll costs, which include salaries and related payroll taxes, benefits and commissions, travel expenses and certain promotional expenses. Selling and marketing expenses decreased 6% from $22.4 million or 12% of total revenues in fiscal 2010 to $21.1 million, or 10% of total revenues, in fiscal 2011. This decrease in total expenses is primarily due to lower headcount related costs offset by the inclusion of a full year of costs associated with our eventIS acquisition.

General and Administrative. Our general and administrative expenses consist primarily of employee costs, which include salaries and related payroll taxes and benefit related costs, legal and accounting services and an allocation of related facilities expenses. In fiscal 2011, general and administrative expenses of $23.6 million, or 12% of total revenues, increased $2.8 million from $20.8 million, or 11% of total revenues from fiscal 2010. General and administrative expenses increased primarily due to transaction costs related to the VividLogic acquisition and higher legal and professional fees associated with ARRIS litigation that were partially offset by lower corporate headcount-related costs.

Restructuring. During fiscal 2011, we initiated actions to lower our cost structure in order to improve our financial performance. During fiscal 2011, we incurred restructuring charges totaling $7.0 million including severance costs of $3.2 million for the termination of approximately 110 employees, a write down of inventory of $2.5 million related to the decision to discontinue certain VOD server products, and a $1.3 million charge for the disposal of fixed assets as a direct result of the restructuring plan.

Amortization of Intangibles. Our amortization expense is primarily related to the costs of acquired intangible assets. Total amortization of intangible assets was $5.4 million and $3.4 million for fiscal 2011 and 2010, respectively. Amortization expense charged to operating expenses increased to $3.4 million in fiscal 2011 from $2.8 million in fiscal 2010 primarily due to a full year’s impact of amortization expense related to intangible assets acquired as part of our eventIS and VividLogic acquisitions. Amortization is also based on the future economic value of the related intangible assets which is generally higher in the earlier years of the assets’ lives. An additional $2.0 million and $0.6 million of amortization expense related to acquired technology was charged to cost of sales for fiscal 2011 and 2010, respectively

Other (expense) income, net. The table below provides detail regarding our other income (expense):

	Fiscal Year ended
	January 31,
	2011	2010
	(in thousands)
Interest income (expense), net	$269	$607
Foreign exchange loss	(1,138)	(572)
Miscellaneous income	451	110
	$(418)	$145

Interest income and expense. The decrease in interest income was primarily due to the lower prevailing interest rates earned on our marketable securities.

Foreign exchange (loss). The increase in foreign exchange losses was a result of the change in exchange rates between U.S.Dollars and foreign currencies during fiscal 2011 compared to fiscal 2010.

Acquisition related expenses. For fiscal 2011, our acquisition expenses of $764,000 included $1.1 million in expense related to the write-off of an indemnified asset resulting from the settlement of the California tax audit related to our VividLogic acquisition, that was partially offset by a $870,000 gain resulting from an adjustment to acquisition related intangible assets for which the measurement period had ended as well as changes to the contingent consideration for earn-outs to the former shareholders of eventIS and VividLogic. We incurred no acquisition related expenses in fiscal 2010.

Gain from sale of investment in affiliates. Our fiscal 2011 results reflect the gain on the sale of our entire equity investments in Casa Systems of $25.2 million and InSite One of $1.9 million. We had no gain in fiscal 2010.

Equity Income/(Loss) in Earnings of Affiliates. Equity income in earnings of affiliates was $85,000 in fiscal 2011 compared to a $653,000 in equity loss in earnings of affiliates for fiscal 2010 due to On Demand Deutschland GmbH & Co. KG increased profitability as a result of a large contract win in Austria and higher content processing in Germany. The equity income (loss) in earnings of affiliates consists of our 50% ownership share of On Demand Deutschland GmbH & Co. KG, our German joint venture, under the equity method of accounting.

Income Tax Provision. Our effective tax rate and tax benefit for fiscal 2011 was 8% and $2.4 million, respectively, compared to an effective tax rate and an income tax expense of 4% and $271,000, respectively, for fiscal 2010. The income tax benefit for fiscal 2011 was primarily due to a reduction of a portion of the valuation allowance against our deferred tax assets due to our having met the “more likely than not” realization criteria on its U.S. deferred tax assets resulting from the gain related to our equity investment in Casa Systems, Inc. and the benefit of the reduction in deferred tax assets associated with the deferred tax liabilities from the acquisition of VividLogic. Previously, we maintained a full valuation allowance. We also recognized $300,000 of tax benefits resulting from the expiration of the statute of limitations for uncertain tax positions and $1.0 million of tax benefits resulting from the settlement of a California audit by the former shareholders of VividLogic. In addition, our subsidiary in the United Kingdom. recorded a tax benefit of $540,000 resulting from a successful claim with the United Kingdom tax authorities for previously paid taxes from the transfer of intangible assets from the United Kingdom to our German joint venture.

These tax benefits were offset by the tax expense resulting from the gain on the sale of Casa Systems, Inc. and InSite One, Inc. equity and tax expense resulting from our profitable operations in foreign tax jurisdictions.

In conjunction with the purchase price allocation for the acquisition of VividLogic, we recorded a liability for uncertain tax position in the amount of $1.2 million. We have reached a settlement with the State of California regarding the previously disclosed state tax audit and have recorded a corresponding tax benefit of $1.0 million. In connection with the settlement of this matter, a $1.1 million indemnified asset was also written-off and recorded as other expenses in the Statement of Operations.

Non-GAAP Measures

As part of our ongoing review of financial information related to our business, we regularly use non-GAAP measures, in particular adjusted non-GAAP earnings per share, as we believe they provide a meaningful insight into our business and trends. We also believe that these adjusted non-GAAP measures provide readers of our financial statements with useful information and insight with respect to the results of our business. However, the presentation of adjusted non-GAAP information is not intended to be considered in isolation or as a substitute for results prepared in accordance with GAAP. Below are tables for fiscal 2012, 2011 and 2010 which detail and reconcile GAAP and adjusted non-GAAP earnings per share:

SeaChange International, Inc.

Reconciliation of Selected GAAP Measures to Non-GAAP Measures - Unaudited

(in thousands, other than per share amounts)

	Twelve months Ended			Twelve months Ended			Twelve months Ended
	January 31, 2012			January 31, 2011			January 31, 2010
	GAAP	Adjustment	Non-GAAP	GAAP	Adjustment	Non-GAAP	GAAP	Adjustment	Non-GAAP
Revenues	$197,705		$197,705	$201,687		$201,687	$189,940	$-	$189,940

Deferred revenue-acquisition related	-	-	-	-	3,876	3,876	-	1,807	1,807
Deferred revenue-maintenance acceleration	-	7	7	-	(4,559)	(4,559)	-	-	-
	197,705	7	197,712	201,687	(683)	201,004	189,940	1,807	191,747

Operating expenses:	96,978		96,978	100,391		100,391	91,178	-	91,178
Stock-based compensation	-	2,869	2,869	-	2,720	2,720	-	3,105	3,105
Amortization of intangible assets	-	6,081	6,081	-	5,345	5,345	-	3,465	3,465
Acquisition related costs	-	3,312	3,312	-	1,595	1,595	-	1,413	1,413
Restructuring	-	3,316	3,316	-	6,997	6,997	-	-	-
Strategic alternatives related costs		1,762	1,762	-	-	-	-	-	-
	96,978	17,340	79,638	100,391	16,657	83,734	91,178	7,983	83,195

Income from operations	1,034	17,347	18,381	2,464	15,974	18,438	7,892	9,790	17,682

Gain from sale of investment in affiliates	-	-	-	27,071	(27,071)	-	-	-	-
Impairment from asset held for sale	(678)	678	-

Income tax impact expense (benefit)	2,193	385	2,578	(2,438)	4,865	2,427	371	3,106	3,477

Net (loss) income from continuing operations	$(1,284)	$17,640	$16,356	$31,640	$(15,962)	$15,678	$7,113	$6,684	$13,797
Net (loss) income from discontinued operations	$(2,730)	$1,127	$(1,603)	$(2,172)	$237	$(1,935)	$(5,790)	$125	$(5,665)
Net (loss) income	$(4,014)	$18,767	$14,753	$29,468	$(15,725)	$13,743	$1,323	$6,809	$8,132
Diluted earnings per share	$(0.13)	$0.59	$0.46	$0.92	$(0.49)	$0.43	$0.04	$0.21	$0.25
Diluted income per share for continuing operations	$(0.04)	$0.55	$0.51	$0.99	$(0.50)	$0.49	$0.23	$0.21	$0.44
Diluted income per share for discontinued operations	$(0.09)	$0.04	$(0.05)	$(0.07)	$0.01	$(0.06)	$(0.18)	$0.00	$(0.18)
Diluted weighted average common shares outstanding	32,093	32,093	32,093	31,986	31,986	31,986	31,433	31,433	31,433

In managing and reviewing our business performance, we exclude a number of items required by GAAP. Management believes that excluding these items mentioned below is useful in understanding trends and managing our operations. We believe it is useful for investors to understand the effects of these items on our total operating expenses.

Deferred revenue acquisition related: Business combination accounting rules require us to account for the fair value of customer contracts assumed in connection with our acquisitions. In connection with our acquisitions of eventIS Group B.V. on September 1, 2009 and VividLogic Inc. on February 1, 2010, the book value of our deferred software revenue was reduced by approximately $5.7 million in the adjustment to fair value. Because these customer contracts may take up to 18 months to complete, our GAAP revenues subsequent to these acquisitions do not reflect the full amount of software revenues on assumed customer contracts that would have otherwise been recorded by eventIS Group B.V. and VividLogic Inc. We believe this adjustment is useful to investors as a measure of the ongoing performance of our business because we have historically experienced high renewal rates on similar customer contracts, although we cannot be certain that customers will renew these contracts.

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

Acquisition related costs: We incurred expenses in connection with our acquisition of eventIS Group B.V. and VividLogic Inc. during fiscal 2012, 2011, and 2010 which would not have otherwise occurred in the periods presented as part of our operating expenses.

Impairment expense: We incurred an impairment charge from the write-down of an asset held for sale.

Gain from sale of investment in affiliates: Reflects the gain on the sale of the entire equity investments in Casa Systems and InSite One.

Income tax impact expense: The non-GAAP income tax adjustment reflects the effective income tax rate in which the non-GAAP adjustment occurs and any exclusion of changes in the tax valuation allowance.

Liquidity and Capital Resources

Historically, we have financed our operations and capital expenditures primarily with the proceeds from sales of our common stock and cash flows generated from operations. At the end of fiscal 2012, our cash and marketable securities balance was $93.8 million, or a $7.6 million increase over the balance at January 31, 2011. The increase was primarily related to cash generated from operations. Our working capital also increased $9.7 million to $102.3 million at January 31, 2012 from $92.6 million at January 31, 2011. We believe that existing funds combined with available borrowings under our revolving line of credit and cash provided by future operating activities are adequate to satisfy our working capital, potential acquisitions, capital expenditure requirements and other contractual obligations for the foreseeable future, including at least the next 12 months. Given our cash and marketable securities and working capital balances, we believe that repatriation of cash from outside the United States will not be a material factor for us.

In fiscal year 2012, we generated $14.4 million of cash from continuing operations. This cash provided by operating activities was primarily the result of $24.9 million in non cash expenses and accrued expenses providing $4.6 million. These amounts were offset by uses of cash including a net loss of $1.4 million, a decrease in accounts payable of $2.6 million and deferred revenues of $4.0 million along with an increase in accounts receivable of $2.0 million.

We used $8.6 million of cash in investing activities primarily related to capital expenditures of $3.3 million and the payment of fixed consideration of $1.7 million to the former shareholders of eventIS and $3.2 million of earnout payments to the former shareholders of VividLogic.

Our financing activities provided $1.8 million in cash primarily due to proceeds received from the issuance of common stock for the exercise of employee stock options.

Debt Instruments and Related Covenants

The Company maintains a revolving line of credit with RBS Citizens (a subsidiary of the Royal Bank of Scotland Group plc) for $20.0 million which expires on October 31, 2012. Loans made under this revolving line of credit bear interest at a rate per annum equal to the bank’s prime rate. Borrowings under this line of credit are collateralized by substantially all of our assets. The loan agreement requires us to comply with certain financial covenants. As of January 31, 2012, we were in compliance with the financial covenants and there were no amounts outstanding under the revolving line of credit.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

Contractual Obligations

The following table reflects our current and contingent contractual obligations to make potential future payments as of January 31, 2012 (in thousands):

	Total	Less than one year	One to three years	Three to five years	Over five years
	(in thousands)
Purchase obligations	$3,037	$3,037	$-	$-	$-
Non-cancelable lease obligations	5,620	2,222	2,830	568	-
Studio content deals	13,301	8,346	4,955	-	-
Contingent consideration	12,255	3,794	8,461	-	-
Total	$34,213	$17,399	$16,246	$568	$-

The purchase obligations include open, non-cancelable purchase commitments from our suppliers.

We have excluded from the table above uncertain tax liabilities as defined by authoritative guidance due to the uncertainty of the amount and period of payment. As of January 31, 2012, we have gross unrecognized tax benefits of $6.5 million.

Under the share purchase agreement with the former shareholder of eventIS on September 1, 2012, we are obligated to make an additional fixed payment in an aggregate amount of $2.8 million with $1.7 million payable in cash and $1.1 million payable by the issuance of restricted shares of our common stock, which will vest in equal installments over three years starting on the first anniversary of the date of issuance. Additionally, we are obligated to make payments of approximately $137,000 in cash on each of September 1, 2012 and September 1, 2013. Under the earn-out provisions of the share purchase agreement a cash payment of $1.7 million for earnouts earned in fiscal 2012 and 2011 will be paid in fiscal 2013. An additional earn-out payment may be earned for fiscal 2013 if certain performance goals are met.

We are obligate to make a payment of $1.0 million in cash on February 1, 2013 to the former shareholders of VividLogic. In addition, under the share purchase agreement with the former shareholders of VividLogic, we will make cash earnout payment of $2.7 million in the first quarter of fiscal 2013. Additional earn-out payments may be earned for fiscal 2013 if certain performance goals are met.

We are occasionally required to post letters of credit, issued by a financial institution, to secure certain sales contracts. Letters of credit generally authorize the financial institution to make a payment to the beneficiary upon the satisfaction of a certain event or the failure to satisfy an obligation. The letters of credit are generally posted for one-year terms and are usually automatically renewed upon maturity until such time as we have satisfied the commitment secured by the letter of credit. We are obligated to reimburse the issuer only if the beneficiary collects on the letter of credit. We believe that it is unlikely we will be required to fund a claim under our outstanding letters of credit. As of January 31, 2012, the full amount of our outstanding letters of credit of $1.6 million was supported by our credit facility.

Critical Accounting Policies

Our financial statements are prepared in conformity with accounting principles generally accepted in the United States of America. The application of certain of these accounting principles is more critical than others in gaining the understanding of the basis upon which our financial statements have been prepared. We consider the following accounting policies to involve critical accounting estimates.

Principles of Consolidation

We consolidate the financial statements of our wholly-owned subsidiaries and all inter-company accounts are eliminated in consolidation. We also hold minority investments in the capital stock of certain private companies having product offerings or customer relationships that have strategic importance. We evaluate our equity and debt investments and other contractual relationships with affiliate companies in order to determine whether the guidelines regarding the consolidation of Variable Interest Entities (“VIE”) should be applied in the financial statements. Consolidation guidelines address consolidation by business enterprises of variable interest entities that possess certain characteristics. A VIE is defined as an entity in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support. The primary beneficiary is required to consolidate the financial position and results of the VIE. We have concluded that we are not the primary beneficiary for any variable interest entities as of January 31, 2012.

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

We have historically applied the software revenue recognition rules as prescribed by Accounting Standards Codification (ASC) Subtopic 985-605. In October 2009, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) Number 2009-14, “Certain Revenue Arrangements That Include Software Elements,” which amended ASC Subtopic 985-605. This ASU removes tangible products containing software components and non-software components that function together to deliver the product’s essential functionality from the scope of the software revenue recognition rules. In the case of our hardware products with embedded software, we have determined that the hardware and software components function together to deliver the product’s essential functionality, and therefore, the revenue from the sale of these products no longer falls within the scope of the software revenue recognition rules. Revenue from the sale of software-only products remains within the scope of the software revenue recognition rules. Maintenance and support, training, consulting, and installation services no longer fall within the scope of the software revenue recognition rules, except when they are sold with and relate to a software-only product. Revenue recognition for products that no longer fall under the scope of the software revenue recognition rules are similar to that for other tangible products and ASU Number 2009-13, “Multiple-Deliverable Revenue Arrangements,” which amended ASC Topic 605 and was also issued in October 2009, which is applicable for multiple-deliverable revenue arrangements. ASU 2009-13 allows companies to allocate revenue in a multiple-deliverable arrangement in a manner that better reflects the transaction’s economics. ASU 2009-13 and 2009-14 are effective for revenue arrangements entered into or materially modified in our fiscal year 2012 and thereafter.

Under the software revenue recognition rules, the fee is allocated to the various elements based on VSOE of fair value. Under this method, the total arrangement value is allocated first to undelivered elements, based on their fair values, with the remainder being allocated to the delivered elements. Where fair value of undelivered service elements has not been established, the total arrangement value is recognized over the period during which the services are performed. The amounts allocated to undelivered elements, which may include project management, training, installation, maintenance and technical support and certain hardware and software components, are based upon the price charged when these elements are sold separately and unaccompanied by the other elements. The amount allocated to installation, training and project management revenue is based upon standard hourly billing rates and the estimated time to complete the service. These services are not essential to the functionality of systems as these services do not alter the equipment’s capabilities, are available from other vendors and the systems are standard products. For multiple element arrangements that include software development with significant modification or customization and systems sales where vendor-specific objective evidence of the fair value does not exist for the undelivered elements of the arrangement (other than maintenance and technical support), percentage of completion accounting is applied for revenue recognition purposes to the entire arrangement with the exception of maintenance and technical support. All multiple-deliverable revenue arrangements negotiated prior to February 1, 2011 and the sale of all software-only products and associated services have been accounted for under this guidance.

Under the revenue recognition rules for tangible products as amended by ASU 2009-13, the fee from a multiple-deliverable arrangement is allocated to each of the deliverables based upon their relative selling prices as determined by a selling-price hierarchy. A deliverable in an arrangement qualifies as a separate unit of accounting if the delivered item has value to the customer on a stand-alone basis. A delivered item that does not qualify as a separate unit of accounting is combined with the other undelivered items in the arrangement and revenue is recognized for those combined deliverables as a single unit of accounting. The selling price used for each deliverable is based upon VSOE if available, third-party evidence (TPE) if VSOE is not available, and best estimate of selling price (BESP) if neither VSOE nor TPE are available. TPE is the price of the Company’s or any competitor’s largely interchangeable products or services in stand-alone sales to similarly situated customers. BESP is the price at which we would sell the deliverable if it were sold regularly on a stand-alone basis, considering market conditions and entity-specific factors. All multiple-deliverable revenue arrangements negotiated after February 1, 2011, excluding the sale of all software-only products and associated services, have been accounted for under this guidance.

The selling prices used in the relative selling price allocation method for certain of our services are based upon VSOE. The selling prices used in the relative selling price allocation method for third-party products from other vendors are based upon TPE. The selling prices used in the relative selling price allocation method for our hardware products, software, subscriptions, and customized services for which VSOE does not exist are based upon BESP. We do not believe TPE exists for these products and services because they are differentiated from competing products and services in terms of functionality and performance and there are no competing products or services that are largely interchangeable. Management establishes BESP with consideration for market conditions, such as the impact of competition and geographic considerations, and entity-specific factors, such as the cost of the product, discounts provided and profit objectives. Management believes that BESP is reflective of reasonable pricing of that deliverable as if priced on a stand-alone basis.

Since all of our revenue prior to the adoption of ASU 2009-14 fell within the scope of the software revenue recognition rules and we have only established VSOE for services and revenue in a multiple-deliverable arrangement involving products, revenue was frequently deferred until the last item was delivered. The adoption of ASU 2009-13 and 2009-14 has resulted in earlier revenue recognition in multiple-deliverable arrangements involving our hardware products with embedded software because revenue can be recognized for each of these deliverables based upon their relative selling prices as defined above. The revenue impact was an increase of $3.3 million during fiscal 2012.

Allowance for Doubtful Accounts

We recognize revenue for products and services only in those situations where collection from the customer is probable. We perform ongoing credit evaluations of customers’ financial condition but generally do not require collateral. For some international customers, we may require an irrevocable letter of credit to be issued by the customer before the purchase order is accepted. We monitor payments from customers and assess any collection issues. We maintain allowances for specific doubtful accounts and other risk categories of accounts based on estimates of losses resulting from the inability of our customers to make required payments and record these allowances as a charge to general and administrative expenses. We base our allowances for doubtful accounts on historical collections and write-off experience, current trends, credit assessments, and other analysis of specific customer situations. While such credit losses have historically been within our expectations and the allowances established, we cannot guarantee that we will continue to experience the same credit loss rates that we have in the past. If the financial condition of our customers were to change, additional allowances may be required or established allowances may be considered unnecessary. Judgment is required in making these determinations and our failure to accurately estimate the losses for doubtful accounts and ensure that payments are received on a timely basis could have a material adverse effect on our business, financial condition and results of operations.

Inventories and Reserves

Inventories are stated at the lower of cost or net realizable value. Cost is determined using the first-in, first-out (FIFO) method. Inventories consist primarily of components and subassemblies and finished products held for sale. All of our hardware components are purchased from outside vendors. The value of inventories is reviewed quarterly to determine that the carrying value is stated at the lower of cost or net realizable value. We record charges to reduce inventory to its net realizable value when impairment is identified through the quarterly review process. The obsolescence evaluation is based upon assumptions and estimates about future demand and possible alternative uses and involves significant judgments. For the year ended January 31, 2012, 2011 and 2010, we recorded $1.0 million, $3.0 million and $1.0 million in inventory write-downs, respectively, of which $430,000 and $2.5 million were recorded in restructuring expense for fiscal 2012 and 2011, respectively.

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

Goodwill and Acquired Intangible Assets

Acquired intangible assets result from our various business acquisitions and certain licensed technologies, and consist of identifiable intangible assets, including completed technology, licensing agreements, non-compete agreements and customer relationships. Acquired intangible assets are reported at cost, net of accumulated amortization and are either amortized on a straight-line basis over their estimated useful lives during the period the economic benefits of the intangible asset are consumed or otherwise used up.

Goodwill is the amount by which the cost of the acquired net assets in a business acquisition exceeded the fair values of the net identifiable assets on the date of purchase. Goodwill is not amortized and is assessed for impairment at least annually, on a reporting unit basis, or more frequently when events and circumstances occur indicating that the recorded goodwill may be impaired. We determine our reporting units by assessing whether discrete financial information is available and if management regularly reviews the operating results of that component. Following our annual assessment completed in fiscal 2012, we have determined that our reporting units are the same as our operating segments, which consist of the Software and Media Services operating segments. We test goodwill for impairment by evaluating the fair value of the reporting unit as compared to the book value. If the book value of a reporting unit exceeds its fair value, the implied fair value of goodwill is compared with the carrying amount of goodwill. If the carrying amount of goodwill exceeds the implied fair value, an impairment loss is recorded in an amount equal to that excess.

Software Development Costs

We develop software for resale in markets that are subject to rapid technological change, new product development and changing customer needs. The time period during which software development costs can be capitalized from the point of reaching technological feasibility until the time of general product release is very short, and consequently, the amounts that could be capitalized are not material to the Company’s financial position or results of operations. Software development costs relating to sales of software requiring significant modification or customization are charged to costs of product revenues.

We also purchase software for resale and capitalize those costs associated with projects that meet technological feasibility. As of January 31, 2012, $737,000 of purchased software costs was capitalized. Amortization expense is recorded over the period of economic consumption or the life of the agreement, whichever results in the higher expense, starting with the first shipment of the product to a customer. Amortization expense of capitalized software is recorded over the period of economic consumption or the life of the agreement, whichever results in the higher expense, starting with the first shipment of the product to a customer. Amortization expense of capitalized software was $361,000, $8,000 and $5,100 for fiscal 2012, 2011 and 2010, respectively. As a result of the divestiture of a portion of broadcast servers and storage business unit and our restructuring, in fiscal 2012 we recorded an impairment charge to restructuring expenses of $138,000 for purchased software that will no longer be used.

Long –Lived Assets

We also evaluate property and equipment, investments, intangible assets and other long-lived assets on a regular basis for the existence of facts or circumstances, both internal and external, that may suggest an asset is not recoverable. If such circumstances exist, we evaluate the carrying value of long-lived assets to determine if impairment exists based upon estimated undiscounted future cash flows over the remaining useful life of the assets and compare that value to the carrying value of the assets. Our cash flow estimates contain management’s best estimates, using appropriate and customary assumptions and projections at the time. Due to restructuring of the VOD server product lines and divesture of a portion of the broadcast and servers product line, we determined we would vacate the facility in New Hampshire and place the building for sale. As such, in fiscal 2012, we recorded a $678,000 impairment charge for the building and a $270,000 impairment charge for equipment in New Hampshire included on the consolidated statement of operations.

Accounting for Income Taxes

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

Deferred income tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective income tax bases, and operating loss and tax credit carryforwards. We evaluate the weight of all available evidence to determine whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. We will record a valuation allowance if the likelihood of realization of the deferred tax assets in the future is reduced based on an evaluation of objective verifiable evidence. Significant management judgment is required in determining our income tax provision, our deferred tax assets and liabilities and any valuation allowance recorded against our deferred tax assets. We have established a valuation allowance against our United States deferred tax assets due to indications that they may not be fully realized. The amount of the deferred tax asset considered realizable is subject to change based on future events, including generating sufficient pre-tax income in future periods. In the event that actual results differ from these estimates, our provision for income taxes could be materially impacted. We do not provide for U.S. federal and state income taxes on the undistributed earnings of its non-U.S. subsidiaries that are considered indefinitely reinvested in the operations outside the U.S.

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

Share-based Compensation

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

The aggregate foreign exchange transaction losses included as other expense, net on the consolidated statement of operations was $86,000, $1.1 million and $572,000 for the years ended January 31, 2012, 2011 and 2010, respectively.

Recent Accounting Guidance Not Yet Effective

Other Comprehensive Income

The amendments in ASU 2011-05 revise the manner in which companies present comprehensive income in their financial statements in order to make U.S. GAAP and international standards more consistent. This ASU requires companies to report the components of comprehensive income in either a continuous statement of comprehensive income or in two separate but consecutive statements. In the two-statement approach, the first statement would present the components of net income, similar to the Company’s current Consolidated Statements of Operations, while the second statement would include the components of other comprehensive income, as well as a cumulative total for comprehensive income

In December 2011, the Financial Accounting Standards Board (“FASB”) issued ASU 2011-12 to defer one provision of ASU 2011-05. The amendments in ASU 2011-12 defer the requirements under ASU 2011-05 to present reclassification adjustments by component in both the statement where net income is presented and the statement where other comprehensive income is presented. This deferral was prompted by users’ concerns that the presentation requirements would be costly to implement and could add unnecessary complexity to financial statements.

Neither of these ASU’s changes the items that must be reported in other comprehensive income. Both Updates must be applied retrospectively beginning in the first quarter of 2012. Our adoption date will be February 1, 2012, the beginning of our first quarter for fiscal 2013.

Fair Value Measurement

In May 2011, the FASB issued amended guidance clarifying how to measure and disclose fair value. This guidance amends the application of the “highest and best use” concept to be used only in the measurement of the fair value of nonfinancial assets, clarifies that the measurement of the fair value of equity-classified financial instruments should be performed from the perspective of a market participant who holds the instrument as an asset, clarifies that an entity that manages a group of financial assets and liabilities on the basis of its net risk exposure to those risks can measure those financial instruments on the basis of its net exposure to those risks, and clarifies when premiums and discounts should be taken into account when measuring fair value. The fair value disclosure requirements also were amended. These provisions are effective for reporting periods beginning on or after December 15, 2011 applied prospectively. Early application is not permitted. We are currently reviewing what effect, if any, this new provision will have on our Consolidated Financial Statements.

Goodwill Impairment Test

In September 2011, the FASB issued additional guidance on goodwill impairment testing. This guidance permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. This guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011 with early adoption permitted. We anticipate that it will not have a material impact on our consolidated financial position or results of operations.

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

Substantially all of our international product sales are payable in United States Dollars (USD) or in the case of our Media Services operations in the United Kingdom and eventIS in the Netherlands, payable in local currencies, providing a natural hedge for receipts and local payments. In light of the high proportion of our international businesses, we expect the risk of any adverse movements in foreign currency exchange rates could have an impact on our translated results within the Consolidated Statements of Operations. In addition, for the year ended January 31, 2012, we generated a foreign currency translation loss of $872,000 which was recorded as accumulated other comprehensive gain increasing the equity section of the balance sheet.

We do not enter into derivative financial instruments for trading purposes and do not currently have outstanding derivative financial instruments related to payment obligations of the company. While we do not anticipate that near-term changes in exchange rates will have a material impact on our operating results, financial position and liquidity, a sudden and significant change in the value of foreign currencies could harm our operating results, financial position and liquidity.

The U.S. Dollar is the functional currency for a majority of our international subsidiaries. All foreign currency gains and losses are included in interest and other income, net, in the accompanying Consolidated Statements of Operations. In fiscal year 2012, we recorded approximately $86,000 in losses due to international subsidiary translations and $1.1 million in losses due to cash settlements of revenues and expenses.

Interest Rate Risk

Exposure to market risk for changes in interest rates relates primarily to our investment portfolio of marketable debt securities of various issuers, types and maturities and to our borrowings under our bank line of credit facility. We do not use derivative instruments in our investment portfolio, and our investment portfolio only includes highly liquid instruments. Our cash and marketable securities include cash equivalents, which we consider to be investments purchased with original maturities of nine months or less. There is risk that losses could be incurred if we were to sell any of its securities prior to stated maturity. Given the short maturities and investment grade quality of the portfolio holdings at January 31, 2012, a sharp rise in interest rates should not have a material adverse impact on the fair value of our investment portfolio. Additionally, our long term marketable investments, which are carried at the lower of cost or market, have fixed interest rates, and therefore are subject to changes in fair value. At January 31, 2012, we had $7.9 million in short-term marketable securities and $4.1 million in long-term marketable securities.

ITEM 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of SeaChange International, Inc.

We have audited the accompanying consolidated balance sheets of SeaChange International, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of January 31, 2012 and 2011, and the related consolidated statements of operations stockholders’ equity and comprehensive income (loss), and cash flows for each of the three years in the period ended January 31, 2012. Our audits of the basic financial statements included the financial statement schedule listed in the index appearing under Item 15 (a) (2). These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of SeaChange International, Inc. and subsidiaries as of January 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended January 31, 2012, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of January 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated April 5, 2012 expressed an unqualified opinion thereon.

Boston, Massachusetts

April 5, 2012

SEACHANGE INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEET

(in thousands, except share data)

	January 31,	January 31,
	2012	2011
Assets
Current assets:
Cash and cash equivalents	$80,585	$73,145
Restricted cash	1,200	1,332
Marketable securities	7,855	7,340
Accounts receivable, net of allowance for doubtful accounts of $972 in 2012 and $995 in 2011, respectively	49,079	48,843
Unbilled receivables	6,066	5,644
Inventories, net	10,218	11,041
Prepaid expenses and other current assets	8,695	6,956
Assets held for sale	646	-
Deferred tax assets	2,065	3,775
Current assets related to discontinued operations	3,110	3,544
Total current assets	169,519	161,620
Property and equipment, net	30,566	34,858
Marketable securities, long-term	4,140	4,379
Investments in affiliates	3,013	2,913
Intangible assets, net	23,761	30,306
Goodwill	63,640	64,679
Other assets	1,515	2,055
Deferred tax assets, long-term	526	2,156
Non-current assets related to discontinued operations	2,355	2,225
Total assets	$299,035	$305,191
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$9,362	$11,249
Other accrued expenses	19,271	16,528
Customer deposits	3,067	3,993
Deferred revenues	31,835	33,713
Deferred tax liabilities	214	183
Current liabilities related to discontinued operations	2,779	3,326
Total current liabilities	66,528	68,992
Deferred revenue, long-term	4,638	6,930
Other liabilities, long-term	8,461	11,231
Distribution and losses in excess of investment	743	1,161
Taxes payable, long-term	3,043	3,013
Deferred tax liabilities, long-term	4,684	4,722
Total liabilities	88,097	96,049

Commitments and contingencies (Note 10)

Stockholders Equity:
Common stock, $0.01 par value;100,000,000 shares authorized; 32,534,444 and 31,876,815 shares issued; 32,494,660 and 31,837,031 shares outstanding, respectively	326	319
Additional paid-in capital	213,880	207,121
Treasury stock, at cost 39,784 and 39,784 common shares, respectively	(1)	(1)
Accumulated income	6,507	10,521
Accumulated other comprehensive loss	(9,774)	(8,818)
Total stockholders’ equity	210,938	209,142
Total liabilities and stockholders’ equity	$299,035	$305,191

The accompanying notes are an integral part of these consolidated financial statements.

SEACHANGE INTERNATIONAL, INC.

CONSOLIDATED STATEMENT OF OPERATIONS

(in thousands, except per share data)

	Fiscal Year ended January 31,
	2012	2011	2010
Revenues:
Products	$73,157	$82,155	$97,005
Services	124,548	119,532	92,935
Total revenues	197,705	201,687	189,940
Cost of revenues:
Products	22,774	30,256	35,929
Services	76,919	68,576	54,941
Total cost of revenues	99,693	98,832	90,870
Gross profit	98,012	102,855	99,070
Operating expenses:
Research and development	40,692	44,569	45,104
Selling and marketing	21,619	21,055	22,425
General and administrative	24,116	23,647	20,823
Amortization of intangibles	3,923	3,359	2,826
Acquisition costs	3,312	764	-
Restructuring costs	3,316	6,997	-
Total operating expenses	96,978	100,391	91,178
Income from operations	1,034	2,464	7,892
Interest income	352	307	763
Interest expense	(55)	(38)	(156)
Other expense, net	(655)	(687)	(462)
Gain on sale of investment in affiliates	-	27,071	-
Income before income taxes and equity income (loss) in earnings of affiliates	676	29,117	8,037
Income tax expense (benefit)	2,193	(2,438)	271
Equity income (loss) in earnings of affiliates, net of tax	233	85	(653)
(Loss) income from continuing operations	(1,284)	31,640	7,113
Loss from discontinued operations, net of tax	(2,730)	(2,172)	(5,790)
Net (loss) income	$(4,014)	$29,468	$1,323
Earnings per share:
Basic (loss) income per share	$(0.13)	$0.94	$0.04
Diluted (loss) income per share	$(0.13)	$0.92	$0.04
Earnings per share from continuing operations:
Basic (loss) income per share	$(0.04)	$1.01	$0.23
Diluted (loss) income per share	$(0.04)	$0.99	$0.23
Loss per share from discontinued operations:
Basic (loss) income per share	$(0.09)	$(0.07)	$(0.19)
Diluted (loss) income per share	$(0.09)	$(0.07)	$(0.19)
Weighted average common shares outstanding:
Basic	32,093	31,434	30,860
Diluted	32,093	31,986	31,433

The accompanying notes are an integral part of these consolidated financial statements.

SEACHANGE INTERNATIONAL, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY AND COMPREHENSIVE INCOME (LOSS)

(in thousands, except per share data)

	Common Stock				Accumulated other comprehensive income(loss)		Treasury Stock
			Additional		Cumulative	Unrealized			Total
	Number of	Par	paid-in	Accumulated	translation	gain/loss on	Number of		Stockholders'	Comprehensive
	shares	value	capital	Deficit	adjustment	investments	shares	Amount	Equity	income (loss)

Balance at January 31, 2009	31,822,838	$318	$206,411	$(18,773)	$(10,190)	$459	(873,381)	(5,989)	172,236
Issuance of common stock pursuant to exercise of stock options	47,805	1	483	-	-		-	-	484
Issuance of common stock in connection with the employee stock purchase plan	282,889	3	1,510	-	-	-	-	-	1,513
Issuance of common stock pursuant to vesting of restricted stock units	409,531	4	(4)	-	-	-	-	-	-
Stock-based compensation expense	-	-	3,104	-	-	-	-	-	3,104
Purchase of treasury shares					-	-	(473,415)	(2,768)	(2,768)
Change in fair value on marketable securities, net of tax	-	-	-	-	-	(262)	-	-	(262)	$(262)
Translation adjustment	-	-	-	-	2,292	-	-	-	2,292	2,292
Net income	-	-	-	1,323	-	-	-	-	1,323	1,323
Comprehensive income										$3,353

Balance at January 31, 2010	32,563,063	326	211,504	(17,450)	(7,898)	197	(1,346,796)	(8,757)	177,922
Issuance of common stock pursuant to exercise of stock options	309,195	4	2,076	-	-		-	-	2,080
Issuance of common stock in connection with the employee stock purchase plan	135,632	2	658	-	-	-	-	-	660
Issuance of common stock pursuant to vesting of restricted stock units	353,542	2	(2)	-	-	-	-	-	-
Stock-based compensation expense	-	-	1,564	-	-	-	-	-	1,564
Purchase of treasury shares					-	-	(177,605)	(1,435)	(1,435)
Retirement of shares	(1,484,617)	(15)	(8,679)	(1,497)			1,484,617	10,191
Change in fair value on marketable securities, net of tax	-	-	-	-	-	(77)	-	-	(77)	$(77)
Translation adjustment	-	-	-	-	(1,040)	-	-	-	(1,040)	(1,040)
Net income	-	-	-	29,468	-	-	-	-	29,468	29,468
Comprehensive income										$28,351

Balance at January 31, 2011	31,876,815	319	207,121	10,521	(8,938)	120	(39,784)	(1)	209,142
Issuance of common stock pursuant to exercise of stock options	253,668	3	1,784	-	-	-	-	-	1,787
Issuance of common stock pursuant to vesting of restricted stock units	378,955	4	(4)	-	-	-	-	-	-
Issuance of common stock pursuant to deferred consideration	25,006		204	-	-	-	-	-	204
Liability stock compensation awards reclassified to equity			1,417						1,417
Stock-based compensation expense			3,358	-	-	-	-	-	3,358
Change in fair value on marketable securities, net of tax	-	-	-	-	-	(84)	-	-	(84)	$(84)
Translation adjustment	-	-	-	-	(872)	-	-	-	(872)	(872)
Net loss	-	-	-	(4,014)	-	-	-	-	(4,014)	(4,014)
Comprehensive loss										$(4,970)

Balance at January 31, 2012	32,534,444	$326	$213,880	$6,507	$(9,810)	$36	$(39,784)	$(1)	$210,938

The accompanying notes are an integral part of these consolidated financial statements.

SEACHANGE INTERNATIONAL, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

(in thousands)

	Year ended January 31,

	2012	2011	2010

Cash flows from operating activities:
Net (loss) income	$(4,014)	$29,468	$1,323
Net loss income from discontinued operations	2,730	2,172	5,790
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization of fixed assets	7,450	8,198	7,995
Amortization of intangibles and capitalized software	6,081	5,345	3,461
Loss on disposal of fixed assets	318	1,283	-
Impairment of assets held for sale	678	-	-
Loss on disposal of inventory	430	2,474	-
Inventory valuation charge	575	556	585
Provision for doubtful accounts receivable	100	2	75
Discounts earned and amortization of premiums on marketable securities	66	62	110
Equity loss (income) in earnings of affiliates	(234)	(65)	654
Gain on sale of investment in affiliate	-	(27,071)	-
Stock-based compensation expense	3,358	2,957	3,105
Deferred income taxes	6,520	(7,074)	(1,210)
Change in contingent consideration related to acquisitions	3,031	-	-
Excess tax benefit related to share based compensation expense	-	(4)	(159)
Changes in operating assets and liabilities:
Accounts receivable	(1,965)	3,689	(4,380)
Unbilled receivables	(321)	(1,204)	654
Inventories	(1,250)	(2,407)	(5,711)
Prepaid expenses and other assets	(3,647)	767	(3,836)
Accounts payable	(2,605)	664	(3,048)
Accrued expenses	4,555	3,442	(3,232)
Customer deposits	(926)	(286)	2,313
Deferred revenues	(3,957)	(6,204)	9,240
Other	255	63	23
Net cash (used in) provided by discontinued operations	(2,843)	(546)	(5,153)
Net cash provided by operating activities from continuing operations	14,385	16,281	8,599
Cash flows from investing activities:
Purchases of property and equipment	(3,273)	(3,926)	(8,806)
Purchases of marketable securities	(19,944)	(8,382)	(43,402)
Proceeds from sale and maturity of marketable securities	19,517	7,325	54,091
Acquisition of businesses and payment of contingent consideration, net of cash acquired	(4,935)	(14,661)	(35,019)
Investments in affiliates	-	(1,107)	(1,824)
Proceeds from sale of investment in affiliate	-	38,717	-
(Deposit) release of restricted cash	132	(55)	1,512
Net cash (used in) provided by investing activities of discontinued operations	(130)	154	451
Net cash (used in) provided by investing activities from continuing operations	(8,633)	18,065	(32,997)
Cash flows from financing activities:
Purchase of treasury stock	-	(1,435)	(2,768)
Proceeds from issuance of common stock relating to the stock plans	1,787	2,740	1,838
Excess tax benefit related to share based compensation expense	-	4	159
Net cash provided by (used in) financing activities	1,787	1,309	(771)
Effect of exchange rates on cash	(99)	(157)	358
Net increase (decrease) in cash and cash equivalents	7,440	35,498	(24,811)
Cash and cash equivalents, beginning of period	73,145	37,647	62,458
Cash and cash equivalents, end of period	$80,585	$73,145	$37,647
Supplemental disclosure of cash flow information:
Income taxes paid	$565	$3,174	$554
Interest paid	-	-	41
Supplemental disclosure of non-cash activities:
Transfer of items originally classified as inventories to equipment	1,402	2,283	2,841

The accompanying notes are an integral part of these consolidated financial statements.

SEACHANGE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Nature of Business

We are an industry leader in the delivery of multi-screen video. Our products and services facilitate the aggregation, licensing, management and distribution of video, television programming, and advertising content to cable system operators and telecommunications companies.

2. Summary of Significant Accounting Policies

Significant accounting policies followed in the preparation of the accompanying consolidated financial statements are as follows:

Use of Estimates

The preparation of these financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and disclosure of contingent assets and liabilities. On an ongoing basis, management evaluates these estimates and judgments, including those related to revenue recognition, valuation of inventory and accounts receivable, valuation of investments and income taxes, stock-based compensation, goodwill, intangible assets and related amortization. Management bases these estimates on historical and anticipated results and trends and on various other assumptions that management believes are reasonable under the circumstances, including assumptions as to future events. These estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. By their nature, estimates are subject to an inherent degree of uncertainty. Actual results may differ from management’s estimates.

Principles of Consolidation

We consolidate the financial statements of our wholly-owned subsidiaries and all intercompany accounts are eliminated in consolidation. We also hold minority investments in the capital stock of certain private companies having product offerings or customer relationships that have strategic importance. We evaluate our equity and debt investments and other contractual relationships with affiliate companies in order to determine whether the guidelines regarding the consolidation of variable interest entities (“VIE”) should be applied in the financial statements. Consolidation guidelines address consolidation by business enterprises of variable interest entities that possess certain characteristics. A variable interest entity is defined as an entity in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support. We use qualitative analysis to determine whether or not we are the primary beneficiary of a VIE (variable interest entity). We consider the rights and obligations conveyed by the implicit and explicit variable interest in each VIE and the relationship of these with the variable interests held by other parties to determine whether its variable interests will absorb a majority of a VIE’s expected losses, receive a majority of its expected residual returns, or both. If we determine that our variable interests will absorb a majority of the VIE’s expected losses, receive a majority of their expected residual returns, or both, we consolidate the VIE as the primary beneficiary, and if not, it is not consolidated.

We have reviewed our interest in a joint venture in Germany, a partnership in Turkey and equity investment in Hightech ICT. BV. The primary beneficiary is required to consolidate the financial position and results of the VIE. We have concluded that we are not the primary beneficiary for any variable interest entities during fiscal 2012. Accordingly, we used the equity method to account for these investments.

Discontinued Operations

We evaluated our decision to sell the broadcast servers and storage business unit and determined that we met the criteria for classification as held for sale as of January 31, 2012. We have recorded all assets and liabilities as held for sale and all operating results as discontinued operations for fiscal 2012, 2011 and 2010. (see Note 18)

Equity Investments

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

Revenue Recognition

Our transactions frequently involve the sales of hardware, software, systems and services in multiple element arrangements. Revenues from sales of hardware, software and systems that do not require significant modification or customization of the underlying software are recognized when title and risk of loss has passed to the customer, there is evidence of an arrangement, fees are fixed or determinable and collection of the related receivable is considered probable. Customers are billed for installation, training, project management and at least one year of product maintenance and technical support at the time of the product sale. Revenue from these activities are deferred at the time of the product sale and recognized ratably over the period these services are performed. Revenue from ongoing product maintenance and technical support agreements are recognized ratably over the period of the related agreements. Revenue from software development contracts that include significant modification or customization, including software product enhancements, is recognized based on the percentage of completion contract accounting method using labor efforts expended in relation to estimates of total labor efforts to complete the contract. Accounting for contract amendments and customer change orders are included in contract accounting when executed. Revenue from shipping and handling costs and other out-of-pocket expenses reimbursed by customers are included in revenues and cost of revenues. Our share of intercompany profits associated with sales and services provided to affiliated companies are eliminated in consolidation in proportion to our equity ownership

We have historically applied the software revenue recognition rules as prescribed by Accounting Standards Codification (ASC) Subtopic 985-605. In October 2009, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) Number 2009-14, “Certain Revenue Arrangements That Include Software Elements,” which amended ASC Subtopic 985-605. This ASU removes tangible products containing software components and non-software components that function together to deliver the product’s essential functionality from the scope of the software revenue recognition rules. In the case of our hardware products with embedded software, we have determined that the hardware and software components function together to deliver the product’s essential functionality, and therefore, the revenue from the sale of these products no longer falls within the scope of the software revenue recognition rules. Revenue from the sale of software-only products remains within the scope of the software revenue recognition rules. Maintenance and support, training, consulting, and installation services no longer fall within the scope of the software revenue recognition rules, except when they are sold with and relate to a software-only product. Revenue recognition for products that no longer fall under the scope of the software revenue recognition rules are similar to that for other tangible products and ASU Number 2009-13, “Multiple-Deliverable Revenue Arrangements,” which amended ASC Topic 605 and was also issued in October 2009, which is applicable for multiple-deliverable revenue arrangements. ASU 2009-13 allows companies to allocate revenue in a multiple-deliverable arrangement in a manner that better reflects the transaction’s economics. ASU 2009-13 and 2009-14 are effective for revenue arrangements entered into or materially modified in our fiscal year 2012.

Under the software revenue recognition rules, the fee is allocated to the various elements based on VSOE of fair value. Under this method, the total arrangement value is allocated first to undelivered elements, based on their fair values, with the remainder being allocated to the delivered elements. Where fair value of undelivered service elements has not been established, the total arrangement value is recognized over the period during which the services are performed. The amounts allocated to undelivered elements, which may include project management, training, installation, maintenance and technical support and certain hardware and software components, are based upon the price charged when these elements are sold separately and unaccompanied by the other elements. The amount allocated to installation, training and project management revenue is based upon standard hourly billing rates and the estimated time to complete the service. These services are not essential to the functionality of systems as these services do not alter the equipment’s capabilities, are available from other vendors and the systems are standard products. For multiple element arrangements that include software development with significant modification or customization and systems sales where vendor-specific objective evidence of the fair value does not exist for the undelivered elements of the arrangement (other than maintenance and technical support), percentage of completion accounting is applied for revenue recognition purposes to the entire arrangement with the exception of maintenance and technical support. All multiple-deliverable revenue arrangements negotiated prior to February 1, 2011 and the sale of all software-only products and associated services have been accounted for under this guidance.

Under the revenue recognition rules for tangible products as amended by ASU 2009-13, the fee from a multiple-deliverable arrangement is allocated to each of the deliverables based upon their relative selling prices as determined by a selling-price hierarchy. A deliverable in an arrangement qualifies as a separate unit of accounting if the delivered item has value to the customer on a stand-alone basis. A delivered item that does not qualify as a separate unit of accounting is combined with the other undelivered items in the arrangement and revenue is recognized for those combined deliverables as a single unit of accounting. The selling price used for each deliverable is based upon VSOE if available, third-party evidence (TPE) if VSOE is not available, and best estimate of selling price (BESP) if neither VSOE nor TPE are available. TPE is the price of our or any competitor’s largely interchangeable products or services in stand-alone sales to similarly situated customers. BESP is the price at which the Company would sell the deliverable if it were sold regularly on a stand-alone basis, considering market conditions and entity-specific factors. All multiple-deliverable revenue arrangements negotiated after February 1, 2011, excluding the sale of all software-only products and associated services, have been accounted for under this guidance.

The selling prices used in the relative selling price allocation method for certain of our services are based upon VSOE. The selling prices used in the relative selling price allocation method for third-party products from other vendors are based upon TPE. The selling prices used in the relative selling price allocation method for our hardware products, software, subscriptions, and customized services for which VSOE does not exist are based upon BESP. We do not believe TPE exists for these products and services because they are differentiated from competing products and services in terms of functionality and performance and there are no competing products or services that are largely interchangeable. Management establishes BESP with consideration for market conditions, such as the impact of competition and geographic considerations, and entity-specific factors, such as the cost of the product, discounts provided and profit objectives. Management believes that BESP is reflective of reasonable pricing of that deliverable as if priced on a stand-alone basis.

Since all of our revenue prior to the adoption of ASU 2009-14 fell within the scope of the software revenue recognition rules and we have only established VSOE for services and revenue in a multiple-deliverable arrangement involving products, revenue was frequently deferred until the last item was delivered. The adoption of ASU 2009-13 and 2009-14 has resulted in earlier revenue recognition in multiple-deliverable arrangements involving our hardware products with embedded software because revenue can be recognized for each of these deliverables based upon their relative selling prices as defined above. The revenue impact, as a result of implementing the software revenue recognition guidance, was an increase of $3.3 million during fiscal 2012.

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

Concentration of Credit Risk and Major Customers

Financial instruments which potentially expose us to concentrations of credit risk include cash equivalents, investments in treasury bills, certificates of deposits and commercial paper, trade accounts receivable, accounts payable and accrued liabilities. We restrict our cash equivalents and investments in marketable securities to repurchase agreements with major banks and U.S. government and corporate securities which are subject to minimal credit and market risk.

For trade accounts receivable, we evaluate customers’ financial condition, require advance payments from certain of our customers and maintain reserves for potential credit losses. We perform ongoing credit evaluations of customers’ financial condition but generally do not require collateral. For some international customers, we require an irrevocable letter of credit to be issued by the customer before the purchase order is accepted. We monitor payments from customers and assess any collection issues. We maintain allowances for specific doubtful accounts and other risk categories of accounts based on estimates of losses resulting from the inability of the Company’s customers to make required payments and record these allowances as a charge to general and administrative expenses. We base our allowances for doubtful accounts on historical collections and write-off experience, current trends, credit assessments, and other analysis of specific customer situations. At January 31, 2012 and 2011, we had an allowance for doubtful accounts of $972,000 and $995,000, respectively, to provide for potential credit losses. At January 31, 2012, two separate customers accounted for 16% and 14%, respectively, of our gross accounts receivable balance. For fiscal 2012 and 2011, two customers each accounted for more than 10%, and collectively accounted for 31% and 34%, respectively, of our total revenues. Revenues from these customers were primarily in our Software segment.

Cash Equivalents and Marketable Securities

We account for investments in accordance with authoritative guidance that defines investment classifications. We determine the appropriate classification of debt securities at the time of purchase and reevaluate such designation as of each balance sheet date. Our investment portfolio consists of money market funds, corporate debt investments, asset-backed securities, government-sponsored enterprises, and state and municipal obligations. All highly liquid investments with an original maturity of three months or less when purchased are considered to be cash equivalents. All cash equivalents are carried at cost, which approximates fair value. Our marketable securities are classified as available-for-sale and are reported at fair value with unrealized gains and losses, net of tax, reported in stockholders’ equity as a component of accumulated other comprehensive income or loss. The amortization of premiums and accretions of discounts to maturity are computed under the effective interest method and are included in interest income. Interest on securities is recorded as earned and is also included in interest income. Any realized gains or losses would be shown in the accompanying consolidated statements of operations in other income or expense.

We evaluate our investments on a regular basis to determine whether an other-than-temporary decline in fair value has occurred. This evaluation consists of a review of several factors, including, but not limited to: the length of time and extent that an investment has been in an unrealized loss position; the existence of an event that would impair the issuer's future earnings potential; and our intent and ability to hold an investment for a period of time sufficient to allow for any anticipated recovery in fair value. Declines in value below cost for investments where it is considered probable that all contractual terms of the investment will be satisfied, is due primarily to changes in interest rates, and where the company has the intent and ability to hold the investment for a period of time sufficient to allow a market recovery, are not assumed to be other-than-temporary. Any other-than-temporary declines in fair value are recorded in earnings and a new cost basis for the investment is established.

Inventory Valuation

Inventories are stated at the lower of cost or net realizable value. Cost is determined using the first-in, first-out (FIFO) method. Inventories consist primarily of components and subassemblies and finished products held for sale. The values of inventories are reviewed quarterly to determine that the carrying value is stated at the lower of cost or net realizable value. We record charges to reduce inventory to its net realizable value when impairment is identified through a quarterly review process. The obsolescence evaluation is based upon assumptions and estimates about future demand, or possible alternative uses and involves significant judgments. For the years ended January 31, 2012, 2011 and 2010, we recorded $1.0 million, $3.0 million and $569,000 in inventory write-downs, respectively, of which $430,000 and $2.5 million were recorded in restructuring expense for fiscal 2012 and 2011, respectively.

Property and Equipment

Property and equipment consists of land and buildings, office and computer equipment, leasehold improvements, demonstration equipment, deployed assets and spare components and assemblies used to service our installed base.

Demonstration equipment consists of systems manufactured by us for use in marketing and selling activities. Property and equipment are recorded at cost and depreciated over their estimated useful lives. Leasehold improvements are amortized over the shorter of their estimated useful lives or the term of the respective leases using the straight-line method. Deployed assets consist of movie systems owned and manufactured by us that are installed in a hotel environment. Deployed assets are depreciated over the life of the related service agreements. Capitalized service and spare components are depreciated over the estimated useful lives using the straight-line method. Maintenance and repair costs are expensed as incurred. Upon retirement or sale, the cost of the assets disposed of, and the related accumulated depreciation, are removed from the accounts, and any resulting gain or loss is included in the determination of net income.

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

We account for business acquisitions in accordance with authoritative guidance which determines and records the fair values of assets acquired, liabilities, contractual contingencies and contingent consideration assumed as of the dates of acquisition. The purchase price allocation process requires management to make significant estimates and assumptions, especially at the acquisition date with respect to intangible assets and estimated contingent consideration payments.

We also evaluate property and equipment, intangible assets and other long-lived assets on a regular basis for the existence of facts or circumstances, both internal and external that may suggest an asset is not recoverable. If such circumstances exist, we evaluate the carrying value of long-lived assets to determine if impairment exists based upon estimated undiscounted future cash flows over the remaining useful life of the assets and compares that value to the carrying value of the assets. Our cash flow estimates contain management’s best estimates, using appropriate and customary assumptions and projections at the time.

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

We develop software for resale in markets that are subject to rapid technological change, new product development and changing customer needs. The time period during which software development costs can be capitalized from the point of reaching technological feasibility until the time of general product release is very short, and consequently, the amounts that could be capitalized are not material to our financial position or results of operations. Software development costs relating to sales of software requiring significant modification or customization are charged to costs of product revenues.

Amortization expense is recorded over the period of economic consumption or the life of the agreement, whichever results in the higher expense, starting with the first shipment of the product to a customer. Amortization expense charged to cost of sales was $2.2 million, $2.0 million and $0.6 million for fiscal 2012, 2011 and 2010, respectively.

Income Taxes

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

Deferred income tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective income tax bases, and operating loss and tax credit carryforwards. We evaluate the weight of all available evidence to determine whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. We will record a valuation allowance if the likelihood of realization of the deferred tax assets in the future is reduced based on an evaluation of objective verifiable evidence. Significant management judgment is required in determining our income tax provision, our deferred tax assets and liabilities and any valuation allowance recorded against our deferred tax assets. We have established a valuation allowance against our United States deferred tax assets due to indications that they may not be fully realized. The amount of the deferred tax asset considered realizable is subject to change based on future events, including generating sufficient pre-tax income in future periods. In the event that actual results differ from these estimates, our provision for income taxes could be materially impacted. We do not provide for U.S. federal and state income taxes on the undistributed earnings of our non-U.S. subsidiaries that are considered indefinitely reinvested in the operations outside the U.S.

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

Share-based Compensation.

We account for all employee and non-employee director stock-based compensation awards using the authoritative guidance regarding share-based payments. We have continued to use the Black-Scholes pricing model as the most appropriate method for determining the estimated fair value of all applicable awards. Determining the appropriate fair value model and calculating the fair value of share-based payment awards requires the input of highly subjective assumptions, including the expected life of the share-based payment awards and stock price volatility. Management estimated the volatility based on the historical volatility of our stock. The assumptions used in calculating the fair value of share-based payment awards represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management’s judgment. As a result, if circumstances change and we use different assumptions, our share-based compensation expense could be materially different in the future. In addition, we are required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. If our actual forfeiture rate is materially different from our estimate, the share-based compensation expense could be significantly different from what it has recorded in the current period. The estimated fair value of our stock-based options and performance-based restricted stock units, less expected forfeitures, is amortized over the awards’ vesting period on a graded vesting basis, whereas the restricted stock units and Employee Stock Purchase Plan stock units are amortized on a straight line basis.

Restructuring

We record restructuring charges consisting of employee severance, write down of inventory, and the disposal of fixed assets. Restructuring charges represent our best estimate of the associated liability at the date the charges are recognized. Adjustments for changes in assumptions are recorded as a component of operating expenses in the period they become known. Differences between actual and expected charges and changes in assumptions could have a material effect on our restructuring accrual as well as our consolidated results of operations.

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

For subsidiaries where the local currency is designated as the functional currency, we translate our assets and liabilities into U.S. dollars (the reporting currency) at current exchange rates as of each balance sheet date. Revenue and expense items are translated using average exchange rates during the period. Cumulative translation adjustments are presented as a separate component of stockholders’ equity. Exchange gains and losses on foreign currency transactions and unrealized gains and losses on short-term inter-company transactions are included in other income or expense, net.

The aggregate foreign exchange transaction losses included as other expense, net on the Consolidated Statement of Operations were $86,000, $1,100,000 and $572,000 for fiscal 2012, 2011 and 2010, respectively.

Comprehensive Income (Loss)

We present accumulated other comprehensive income (loss) and total comprehensive income (loss) in the Statement of Stockholders’ Equity. At the end of fiscal 2012, our total comprehensive loss of $5.0 million consists primarily of net loss, cumulative translation adjustments and unrealized gains and losses on marketable securities, net of income tax.

Forward Exchange Contracts not Designated as Hedging Instruments

We may enter into foreign currency forward exchange contracts (“forward exchange contracts”) to manage our exposure to the foreign currency exchange risk related to the fixed deferred purchase price associated with the acquisition of eventIS Group B.V. The purpose of our foreign currency risk management program is to reduce volatility in earnings caused by exchange rate fluctuation. We do not enter into derivative financial instruments for trading or speculative purposes. We do not designate these forward exchange contracts as hedging instruments, as such, they do not qualify for hedge accounting treatment. Therefore, the foreign currency forward contracts are recorded at fair value, with the gain or loss on these transactions recorded in the consolidated statements of operations within “other expense, net” in the period in which they occur. As of January 31, 2012, we have no outstanding foreign currency forward exchange contracts. We recorded approximately $0, $142,000 and $87,000 of losses related to its foreign currency forward exchange contract during fiscal 2012, 2011 and 2010, respectively. Our foreign currency forward exchange contract is an over-the-counter instrument. There is an active market for these instruments, and therefore, they are classified as Level 1 in the fair value hierarchy.

Advertising Costs

Advertising costs are charged to expense as incurred. Advertising costs were $374,000, $319,000 and $386,000 for fiscal 2012, 2011 and 2010, respectively.

Earnings Per Share

Earnings per share are presented in accordance with authoritative guidance which requires the presentation of “basic” earnings per share and “diluted” earnings per share. Basic earnings per share is computed by dividing earnings available to common shareholders by the weighted-average shares of common stock outstanding during the period. For the purposes of calculating diluted earnings per share, the denominator includes both the weighted average number of shares of common stock outstanding during the period and the weighted average number of potential common stock, such as stock options, employee stock purchase plan, and restricted stock, calculated using the treasury stock method.

For fiscal 2012, 2011 and 2010 respectively, 1.6 million, 2.5 million and 3.6 million of common shares issuable upon the exercise of stock options are anti-dilutive and have been excluded from the diluted earnings per share computation as the exercise prices of these common shares were above the market price of the common stock for the periods indicated. For fiscal 2012, an additional 1.0 million stock awards have been excluded from diluted earnings per share due the net loss. Below is a summary of the shares used in calculating basic and diluted earnings per share for the periods indicated:

	Year ended January 31,
	2012	2011	2010
Weighted average shares used in calculating earnings per share—Basic	32,093,125	31,434,398	30,860,194
Dilutive common stock equivalents	-	551,404	573,174
Weighted average shares used in calculating earnings per share—Diluted	32,093,125	31,985,802	31,433,368

Impact of Recently Adopted Accounting Guidance

Revenue Recognition for Arrangements with Multiple Deliverables

In September 2009, the FASB amended the guidance for revenue recognition in multiple-element arrangements. It has been amended to remove from the scope of industry specific revenue accounting guidance for software and software related transactions, tangible products containing software components and non-software components that function together to deliver the product’s essential functionality. The guidance now requires an entity to provide updated guidance on whether multiple deliverables exist, how the deliverables in an arrangement should be separated, and the consideration allocated; and allocates revenue in an arrangement using estimated selling prices of deliverables for these products if a vendor does not have vendor-specific objective evidence (“VSOE”) or third-party evidence of selling price. The guidance also eliminates the use of the residual method and requires an entity to allocate revenue using the relative selling price method for these products. The accounting changes summarized are effective for fiscal years beginning on or after June 15, 2010. We adopted the new guidance in the first quarter of 2011 on a prospective basis. (See Note 2).

Recent Accounting Guidance Not Yet Effective

Other Comprehensive Income

The amendments in ASU 2011-05 revise the manner in which companies present comprehensive income in their financial statements in order to make U.S. GAAP and international standards more consistent. This ASU requires companies to report the components of comprehensive income in either a continuous statement of comprehensive income or in two separate but consecutive statements. In the two-statement approach, the first statement would present the components of net income, similar to the Company’s current Consolidated Statements of Operations, while the second statement would include the components of other comprehensive income, as well as a cumulative total for comprehensive income

In December 2011, the Financial Accounting Standards Board (“FASB”) issued ASU 2011-12 to defer one provision of ASU 2011-05. The amendments in ASU 2011-12 defer the requirements under ASU 2011-05 to present reclassification adjustments by component in both the statement where net income is presented and the statement where other comprehensive income is presented. This deferral was prompted by users’ concerns that the presentation requirements would be costly to implement and could add unnecessary complexity to financial statements.

Neither of these ASU’s changes the items that must be reported in other comprehensive income. Both Updates must be applied retrospectively beginning in the first quarter of 2012. Our adoption date will be February 1, 2012, the beginning of our first quarter for fiscal 2013.

Fair Value Measurement

In May 2011, the FASB issued amended guidance clarifying how to measure and disclose fair value. This guidance amends the application of the “highest and best use” concept to be used only in the measurement of the fair value of nonfinancial assets, clarifies that the measurement of the fair value of equity-classified financial instruments should be performed from the perspective of a market participant who holds the instrument as an asset, clarifies that an entity that manages a group of financial assets and liabilities on the basis of its net risk exposure to those risks can measure those financial instruments on the basis of its net exposure to those risks, and clarifies when premiums and discounts should be taken into account when measuring fair value. The fair value disclosure requirements also were amended. These provisions are effective for reporting periods beginning on or after December 15, 2011 applied prospectively. Early application is not permitted. We are currently reviewing what effect, if any, this new provision will have on our Consolidated Financial Statements.

Goodwill Impairment Test

In September 2011, the FASB issued additional guidance on goodwill impairment testing. This guidance permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. This guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011 with early adoption permitted. We anticipate the adoption of this guidance will not have a material impact on our consolidated financial position or results of operations.

3. Fair value of Assets and Liabilities

The applicable accounting guidance establishes a framework for measuring fair value and expands required disclosure about the fair value measurements of assets and liabilities. This guidance requires us to classify and disclose assets and liabilities measured at fair value on a recurring basis, as well as fair value measurements of assets and liabilities measured on a non-recurring basis in periods subsequent to initial measurement, in a three-tier fair value hierarchy as described below.

The guidance defines fair value as the exchange price that would be received for an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. The guidance describes three levels of inputs that may be used to measure fair value:

•	Level 1 — Observable inputs that reflect quoted prices for identical assets or liabilities in active markets.

•	Level 2 — Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. We primarily use broker quotes for valuation of our short-term investments.

•	Level 3 — Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

Our financial assets and liabilities that are measured at fair value on a recurring basis as of January 31, 2012 are as follows:

	January 31,	Fair Value Measurements Using
	2012	Level 1	Level 2	Level 3
		(in thousands)
Financial assets:
Cash	$74,226	$74,226	-	-
Cash equivalents	6,359	6,359	-	-
Available for sale marketable securities:
Current marketable securities:
U.S. government agency issues	7,855	4,311	3,544	-
Non-current marketable securities:
U.S. government agency issues	4,140	2,111	2,029	-
Total	$92,580	$87,007	$5,573	$-

Other liabilities:
Acquisition-related consideration	$12,255	$-	$-	$12,255

Our financial assets and liabilities that are measured at fair value on a recurring basis as of January 31, 2011 are as follows:

	January 31,	Fair Value Measurements Using
	2011	Level 1	Level 2	Level 3
		(in thousands)
Financial assets:
Cash	$66,539	$66,539	-	-
Cash equivalents	6,606	6,606	-	-
Available for sale marketable securities:
Current marketable securities:
U.S. government agency issues	7,340	4,605	2,735	-
Non-current marketable securities:
U.S. government agency issues	4,379	3,358	1,021	-
Total	$84,864	$81,108	$3,756	$-

Other liabilities:
Acquisition-related consideration	$14,410	$-	$-	$14,410

The following tables set forth a reconciliation of assets and liabilities in Level 1 and Level 2. There have been no transfers between fair value measurement levels during the year ended January 31, 2012:

	Level 1	Level 2
	Marketable Securities	Marketable Securities
	Year Ended January 31	Year Ended January 31
	2012	2012
	(in thousands)
Beginning balance	$7,963	$3,756
Purchases	18,368	4,068
Sales and maturities	(19,751)	(2,251)
Amortization and unrealized losses	(158)	-
Ending balance	$6,422	$5,573

The following tables set forth a reconciliation of assets and liabilities measured at fair value on a recurring basis with the use of significant unobservable inputs (Level 3):

Level 3
Accrued Contingent
Consideration
Year Ended January 31
2012
(in thousands)
Beginning balance	$14,410
Additional contingent earnout	3,326
Contingency payments	(4,992)
Change in fair value	307
Translation adjustment	(796)
Ending balance	$12,255

We rely on mark to market valuations to record the fair value of our available for sale security assets which are measured under a Level 1 input. These assets are publicly traded equity securities for which market prices are readily observable and recorded. At January 31, 2012, we had $7.9 million in short-term marketable securities and $4.1 million in long-term marketable securities.

We determine the appropriate classification of debt securities at the time of purchase and reevaluate such designation as of each balance sheet date. Our investment portfolio consists of money market funds, corporate debt investments, asset-backed securities, government-sponsored enterprises, and state and municipal obligations. All highly liquid investments with an original maturity of three months or less when purchased are considered to be cash equivalents. All cash equivalents are carried at cost, which approximates fair value. Our marketable securities are classified as available-for-sale and are reported at fair value with unrealized gains and losses, net of tax, reported in stockholders’ equity as a component of accumulated other comprehensive income or loss. The amortization of premiums and accretions of discounts to maturity are computed under the effective interest method and is included in interest income. Interest on securities is recorded as earned and is also included in interest income. Any realized gains or losses would be shown in the accompanying consolidated statements of operations in other expense, net.

The following is a summary of available-for-sale securities, including the cost basis, aggregate fair value and gross unrealized gains and losses, for cash equivalents, short-and long-term marketable securities portfolio as of January 31, 2012 and 2011:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
January 31, 2012:
Cash	$74,226	$-	$-	$74,226
Cash equivalents	6,359	-	-	6,359
Cash and cash equivalents	80,585	-	-	80,585
US government agency issues	6,781	68	-	6,849
Corporate debt securities	1,000	6		1,006
Marketable securities—short-term	7,781	74	-	7,855

US government agency issues	4,126	14	-	4,140
Corporate debt securities	-	-	-	-
Marketable securities—long-term	4,126	14	-	4,140
Total cash equivalents and marketable securities	$92,492	$88	$-	$92,580
January 31, 2011:
Cash	$66,539	$-	$-	$66,539
Cash equivalents	6,606	-	-	6,606
Cash and cash equivalents	73,145	-	-	73,145
US government agency issues	7,245	95	-	7,340
Marketable securities—short-term	7,245	95	-	7,340

US government agency issues	4,308	71	-	4,379
Corporate debt securities	-	-	-	-
Marketable securities—long-term	4,308	71	-	4,379
Total cash equivalents and marketable securities	$84,698	$166	$-	$84,864

During fiscal 2012, 2011 and 2010, available-for-sale securities were sold for total proceeds of $0, $519,000, and $11.6 million, respectively. The gross realized gains and losses for fiscal years 2012, 2011 and 2010 were immaterial. For purposes of determining gross realized gains and losses, the cost of securities sold is based on specific identification.

Contractual maturities of available-for-sale debt securities at January 31, 2012 are as follows (in thousands):

Estimated
Fair Value
Maturity of one year or less	$7,855
Maturity between one and five years	4,140
Total	$11,995

We concluded that there were no other than temporary declines in investments recorded as of January 31, 2012, 2011 and 2010. The unrealized holding (losses)/gains, net of tax, on available-for-sale securities in the amount of ($84,000), ($77,000) and $262,000 for the years ended January 31, 2012, 2011 and 2010, respectively, have been included in stockholders’ equity as a component of accumulated other comprehensive income or loss.

Cash, Cash Equivalents and Marketable Securities

Cash and cash equivalents consist primarily of highly liquid investments in money market mutual funds, government sponsored enterprise obligations, treasury bills, commercial paper and other money market securities with remaining maturities at date of purchase of 90 days or less. The fair value of cash, cash equivalents and marketable securities at January 31, 2012 and 2011 was $93.8 million and $84.9 million, respectively, and approximated fair value.

Restricted Cash

Pursuant to certain lease agreements and share purchase agreements, we are required to maintain cash reserves, classified as restricted cash. Current restricted cash totaled $1.2 million and $1.3 million at January 31, 2012 and 2011, respectively.

Foreign Currency Exchange Risk

We may enter into a foreign exchange forward contract denominated in Euros to hedge against a portion of the foreign currency exchange risk associated with the acquisition of eventIS Group B.V. for the fixed deferred purchase price. The purpose of our foreign currency risk management program is to reduce volatility in earnings caused by exchange rate fluctuations. Authoritative guidance requires companies to recognize all of the derivative financial instruments as either assets or liabilities at fair value in the consolidated balance sheets based upon quoted market prices for comparable instruments. Our derivative instrument did not meet the criteria for hedge accounting within authoritative guidance. Therefore, the foreign currency forward contracts have been recorded at fair value, with the gain or loss on these transactions recorded in the consolidated statements of operations within “interest and other income, net” in the period in which they occur. We do not use derivative financial instruments for trading or speculative purposes. As of January 31, 2012, we had no outstanding foreign currency forward exchange contracts. During the year ended January 31, 2011, we recorded approximately $142,000 of losses related to our foreign currency forward exchange contract. Typically, any losses or gains on the forward exchange contracts are offset by re-measurement losses or gains on the underlying balances denominated in non-functional currencies. Our foreign currency exchange contract is an over-the-counter instrument.

Acquisition-Related Consideration

We determined the fair value of the acquisition-related consideration in connection with the acquisition of eventIS Group B.V. in September 2009 using a probability-weighted discounted cash flow model. This fair value measurement is based on significant inputs not observed in the market and thus represents a Level 3 measurement. Any change in the fair value of the acquisition-related consideration for the deferred fixed purchase price and earnout payments subsequent to the acquisition date, including changes from events after the acquisition date, such as changes in our estimate of the performance goals, will be recognized in earnings in the period the estimated fair value changes. The fair value of the acquisition-related consideration to be distributed directly to the eventIS and VividLogic selling shareholders is $12.3 million as of January 31, 2012.

4. Consolidated Balance Sheet Detail

Inventories consist of the following:

	Year ended January 31,
	2012	2011
	(in thousands)
Components and assemblies	$6,402	$5,948
Finished products	3,816	5,093
Total inventories, net	$10,218	$11,041

Property and equipment, net consist of the following:

	Estimated useful	Year ended January 31,
	life (years)	2012	2011
		(in thousands)
Land		$3,989	$4,285
Buildings	20	11,426	13,586
Office furniture and equipment	5	3,153	3,099
Computer equipment, software and demonstration equipment	3	62,084	66,252
Deployed assets	2-7	3,280	3,280
Service and spare components	5	9,003	8,912
Leasehold improvements	1-7	2,643	3,232
Automobiles and trucks	5	211	211
Assets not yet placed in service		366	298
		96,155	103,155
Less - Accumulated depreciation and amortization		(65,589)	(68,297)
Total property and equipment, net		$30,566	$34,858

Depreciation and amortization expense of fixed assets was $7.5 million, $8.2 million and $8.0 million for the years ended January 31, 2012, 2011 and 2010, respectively.

Other accrued expenses consist of the following:

	Year ended January 31,
	2012	2011
	(in thousands)
Accrued compensation and commissions	$5,514	$3,864
Acquisition-related consideration	3,793	3,179
Accrued content	4,374	3,818
Employee benefits	852	668
Accrued other	4,738	4,999
Total other accrued expenses	$19,271	$16,528

5. Investments in Affiliates

We periodically review indicators of the fair value of our investments in affiliate companies in order to assess whether available facts or circumstances, both internally and externally, may suggest an other than temporary decline in the fair value of the investment. There were no indications of other than temporary declines in the fair value of investments in affiliates as of January 31, 2012 and 2011, respectively. Our investments in affiliates under the cost method of accounting are as follows:

	Year ended January 31,
	2012	2011
	(in thousands)
Minerva	1,000	1,000
Visible World	552	552
Other investments	1,461	1,361
Total investments in affiliates	$3,013	$2,913

Minerva. We own 1.3 million shares of preferred stock representing 2.8% of the total capital stock of Minerva Networks, Inc. (“Minerva”), a California based company specializing in software products for the telecommunications and television markets. The preferred shares are convertible to 1.3 million shares of common stock under certain conditions as defined in the Stock Purchase Agreement. We account for this investment under the cost method of accounting.

Visible World. We own less than 5% of the common and preferred stock of Visible World and we account for this investment under the cost method of accounting. For fiscal years 2012, 2011 and 2010, we recognized revenues of approximately $11,000, $532,000 and $641,000 respectively, from Visible World.

On Demand Deutschland GmbH & Co. KG On February 27, 2007, the On Demand Group Limited (“ODG”), a wholly-owned U.K. subsidiary of SeaChange, entered into an agreement with Tele-Munchen Fernseh GmbH & Co. Produktionsgesellschaft (TMG) to create a joint venture named On Demand Deutschland GmbH & Co. KG. On Demand Deutschland specializes in establishing on-demand and pay-per-view services on multiple platforms in German-speaking Europe. ODG contributed $2.8 million to acquire its 50% ownership interest in the joint venture of which $2.6 million consisted of the fair value of customer contracts and content license agreements contributed by ODG and $154,000 represented a cash contribution. The customer contracts and licensed content had no book value. We determined that this investment is an operating joint venture and does not require consolidation. Consequently, we account for this investment under the equity method of accounting.

ODG entered into a Service Agreement with the joint venture whereby ODG provides content aggregation, distribution, marketing and administration services to the joint venture under an arm’s length fee structure. For the years ended January 31, 2012, 2011 and 2010, ODG recorded revenues of $1.8 million, $1.9 million, and $1.8, respectively, related to the Service Agreement. ODG’s share of profits from this agreement in proportion to its equity ownership interest is eliminated in consolidation.

ODG recorded its proportionate share of the joint venture’s losses of $487,000, $36,000 and $653,000 for fiscal 2012, 2011 and 2010, respectively. Due to the capital distribution and ODG’s share of the joint venture’s net loss exceeding the book value of its investment in the joint venture, the investment is recorded as a long-term liability of $743,000 and $1.2 million at January 31, 2012 and 2011, respectively.

Casa Systems. On April 26, 2010, we sold our entire equity investment in Casa Systems, Inc., a Massachusetts based company that specializes in video-on-demand products for the telecommunications and television markets, for $34.1 million realizing a pre-tax profit of $25.2 million.

InSite One. In the fourth quarter of fiscal 2011, we sold our entire equity investment in InSite One for $4.6 million in cash realizing a pre-tax profit of $1.9 million.

6. Acquisitions

eventIS Group B.V.

On September 1, 2009, we acquired the entire share capital of eventIS Group B.V. (“eventIS”) based in Eindhoven, the Netherlands, which provides video-on-demand and linear broadcast software and related services to cable television and telecommunications companies primarily in Europe. The results of eventIS’s operations have been included in the consolidated financial statements since the acquisition date. We acquired eventIS to expand our VOD solutions into the European market.

Fair Value of Consideration Transferred

We have made cash payments to the former shareholder of eventIS under the eventIS Share Purchase Agreement of $40.5 million in accordance with the eventIS Share Purchase Agreement.

On September 1, 2010, we paid approximately $1.8 million and issued 75,018 shares (approximate value $615,000) of restricted stock that will vest annually over three years. The former shareholders of eventIS elected to receive the balance of the restricted stock consideration due in cash and approximately $273,000 remains to be paid, which will be paid out in equal installments on September 1, 2012 and 2013. We are obligated to make an additional fixed payment on September 1, 2012 in an aggregate amount of $2.8 million with $1.7 million payable in cash and $1.1 million payable by the issuance of restricted shares of our common stock, which will vest in equal installments over three years starting on the first anniversary of the date of issuance. Under the earn-out provisions of the share purchase agreement, a cash payment of $1.7 million for earnouts achieved in fiscal 2011 and 2012 will be paid in fiscal 2013. Additional earn-out payments may be earned in fiscal 2013 if certain performance goals are met.

VividLogic, Inc.

On February 1, 2010, we completed our acquisition of VividLogic, Inc. (“VividLogic”). VividLogic, based in Fremont, California provides in-home infrastructure software for high definition televisions, home gateway, and set-top boxes to cable television service providers, set-top box manufacturers and consumer electronics (CE) suppliers. We acquired VividLogic to expand our in-home solutions. The results of VividLogic’s operations have been included in the consolidated financial statements since the acquisition date.

Fair Value of Consideration Transferred

As of January 31, 2012, we had made cash payments totaling $18.5 million to the former shareholders of VividLogic. We are obligated to make additional fixed payments of $1.0 million in cash on February 1, 2012 and 2013. In addition, under the share purchase agreement with the former shareholders of VividLogic, in the first quarter of fiscal 2013 we will make a cash earnout payment of $2.7 million for the earnout earned in fiscal 2012. Additional earn-out payments may be earned over fiscal 2013 if certain performance goals are met.

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

Intangible Assets

In determining the fair value of the intangible assets, we considered, among other factors, the intended use of acquired assets, analyses of historical financial performance, and estimates of future performance of VividLogic’s products. The fair values of identified intangible assets were calculated using an income approach based on estimates and assumptions provided by VividLogic’s and our management. The following table sets forth the components of identified intangible assets associated with the VividLogic acquisition and their estimated useful lives:

	Useful life	Fair Value
		(in thousands)
Existing technology	5-9 years	$2,200
Non-compete agreements	5 years	700
Customer contracts	9 years	6,200
Trade name	indefinite	200
Backlog	1 year	600
Total intangible assets		$9,900

We determined the useful life of intangible assets based on the expected future cash flows associated with the respective asset. Existing technology is comprised of products that have reached technological feasibility and are part of VividLogic’s product line. Non-compete agreements represent the fair value of the non-compete with the former shareholders and key employees and will be amortized over the respective terms of the agreements. Customer contracts represent the underlying relationships and agreements with VividLogic’s installed customer base. Trade name represents the value of the VividLogic name. Backlog represents the discounted value of the orders received from customers but unfulfilled. Amortization of existing technology is included in cost of product revenue, and amortization expense for customer relationships, non-compete and backlog are included in operating expenses. The weighted average life of the remaining amortization expense is approximately eight years.

Goodwill

Of the total VividLogic purchase price of $23.9 million, $10.0 million was allocated to goodwill. Goodwill represents the excess of the purchase price of an acquired business over the fair value of the underlying net tangible and intangible assets. We determined that the goodwill included the value of VividLogic’s work force and expected synergies in global sales and marketing. We consider the acquired business an addition to our Software reporting segment. We made this determination based upon the financial information provided and reviewed by our Chief Executive Officer (the chief operating decision maker) and the similar economic characteristics to our other products in our Software segment. None of the goodwill associated with the VividLogic acquisition is deductible for income tax purposes.

Deferred Revenue

In connection with the allocation of consideration transferred, we recorded the fair value of the customer contract obligations assumed from VividLogic. The fair value of the customer contract obligations was determined using a cost build-up approach. The cost build-up approach determines fair value by estimating the costs relating to fulfilling the obligations plus a normal profit margin. The sum of the costs and operating profit approximates, in theory, the amount that we would be required to pay a third party to assume the service obligations. The estimated costs to fulfill the service obligations were based on the historical direct costs and indirect costs related to VividLogic’s contracts with its customers. Direct costs include personnel directly engaged in providing service and support activities, while indirect costs consist of estimated general and administrative expenses based on normalized levels as a percentage of revenue. Profit associated with selling efforts was excluded because VividLogic had concluded the selling efforts on the service contracts prior to the date of our acquisition. The research and development costs associated with the customer contracts have been included in the fair value determination, as these costs were deemed to represent a legal obligation to the customers at the time of acquisition. We recorded $2.5 million of deferred revenue as of the acquisition date to reflect the fair value of VividLogic’s service obligations assumed.

Acquisition-related Consideration

A liability was recognized for the acquisition date fair value of the acquisition-related consideration for the deferred fixed purchase price, the estimated earnout payments and working capital adjustments. Any change in the fair value of the acquisition-related consideration subsequent to the acquisition date, including changes from events after the acquisition date, such as changes in our estimate of the meeting of performance goals, will be recognized in earnings in the period the estimated fair value changes. The fair value estimate for the earnout payment was estimated at $700,000 and is based on the probability weighted bookings to be achieved over the earnout period. A change in fair value of the acquisition-related consideration could have a material effect on the statement of operations and financial position in the period of the change in estimate. The fair value of the acquisition-related consideration to be distributed directly to the VividLogic shareholders was estimated by us at the acquisition date to be $8.4 million.

Acquisition-related Costs

We recorded transaction costs such as legal, accounting, valuation and other professional services of $831,000 and $341,000 during fiscal 2011 and 2010. The transaction costs were expensed and recorded in general and administrative expenses in the Consolidated Statement of Operations.

7. Goodwill and Intangible Assets

At January 31, 2012 and 2011, we had goodwill of $63.6 million and $64.7 million, respectively. The change in the carrying amount of goodwill for the years ended January 31, 2012 and 2011 are as follows:

	Software	Media Services	Total

Balance at January 31, 2010	$35,696	$19,586	$55,282
VividLogic acquisition	10,025	-	10,025
Cumulative translation adjustment	(464)	(164)	(628)

Balance at January 31, 2011	45,257	19,422	64,679
Cumulative translation adjustment	(842)	(197)	(1,039)
Balance at January 31, 2012	$44,415	$19,225	$63,640

The Goodwill balance excludes $594,000 of goodwill assigned based on a relative fair value calculation to the divestiture of the broadcast servers and storage business unit that is included in non-current assets related to discontinued operations in the Consolidated Balance Sheet.

As of August 1, 2011, we reviewed the recoverability of goodwill associated with our previously reported three segments, Software, Servers and Storage, and Media Services, and determined that there was no goodwill impairment. Following the divestiture of a portion of the broadcast servers and storage product lines, the Software and VOD server product line was organized in the one business reporting segment. Reportable segments were determined based upon the nature of the products offered to customers, the market characteristics of each operating segment and the Company’s management structure. During the fourth quarter of fiscal 2012, we evaluated the impairment analysis and updated for the change in its estimates from August 1, 2011 to January 31, 2012. While no impairment charges resulted from the analyses performed during the fourth quarter of fiscal 2012, impairment charges may occur in the future due to changes in projected revenue growth rates, projected operating margins or estimated discount rates, among other factors.

At January 31, 2012 and 2011, we have recorded net intangible assets of $ 23.8 million and $30.3 million respectively, consisting of patents, customer contracts, non-compete agreements, completed technology, in-process research and development and trademarks.

Intangible assets, net, consisted of the following:

		January 31, 2012			January 31, 2011
	Weighted average remaining life (Years)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
		(in thousands)			(in thousands)
Finite-lived intangible assets:
Customer contracts	5.5	$34,106	$(17,131)	$16,975	$34,576	$(14,291)	$20,285
Non-compete agreements	1.5	2,673	(1,869)	804	2,742	(1,104)	1,638
Completed technology	4.4	12,294	(6,646)	5,648	11,976	(4,775)	7,201
Trademarks and other	0.9	2,345	(2,211)	134	2,384	(1,946)	438
Total finite-lived intangible assets		$51,418	$(27,857)	$23,561	$51,678	$(22,116)	$29,562

Infinite-lived intangible assets:
In-process research and development	Infinite				544		544
Trade names	Infinite	$200	$-	$200	$200	$-	$200
Total intangible assets		$51,618	$(27,857)	$23,761	$52,422	$(22,116)	$30,306

Estimated useful lives and the amortization basis for the intangible assets are as follows:

Estimated Useful Life and Amortization Basis
Customer contracts	1 - 8 years using economic consumption life basis
Non compete agreements	2 - 3 years economic life of the agreement
Completed technology	4 - 6 years using economic consumption life basis
Trademarks and other	5 years using economic consumption life basis
In-process R & D	indefinite life
Trade names	indefinite life

Amortization expense for intangible assets was $6.1 million, $5.4 million and $3.5 million for fiscal 2012, 2011 and 2010, respectively. In fiscal 2012, 2011 and 2010, $2.2 million, $2.0 million, and $638,000, respectively, were charged to cost of product revenues. In fiscal 2012, 2011 and 2010, $3.9 million, $3.4 million and $2.8 million, respectively, were charged to operating expense. The total amortization expense for each of the next five fiscal years is as follows:

Amortization
Expense
(in thousands)
Fiscal 2013	$5,805
Fiscal 2014	4,661
Fiscal 2015	4,324
Fiscal 2016	3,499
Fiscal 2017 and thereafter	5,272
Total Future Amortization	$23,561

Actual amounts may change from such estimated amounts due to fluctuations in foreign currency exchange rates, additional intangible asset acquisitions, potential impairment, accelerated amortization, or other events.

8. Restructuring Expenses

During fiscal 2012, the Company continued to take actions to lower its cost structure as it strives to improve its financial performance and incurred restructuring charges totaling $3.3 million including severance costs of $2.8 million for the termination of 33 employees, including the departure of the President and the retirement of the Chief Executive Officer, the write-down of $430,000 of inventory relating to discontinued VOD server product lines and $270,000 charge for the disposal of fixed assets relating to the New Hampshire facility. During fiscal 2011, we incurred restructuring charges of approximately $7.0 million related to the termination of 110 employees, incurred an inventory write-down of approximately $2.5 million and took a charge related to the disposal of fixed assets of $1.3 million as part of an overall restructuring plan.

The severance amounts reported as a component of accrued liabilities on the Balance Sheet as of January 31, 2012 were as follows:

(in thousands)	Severance
Accrual balance as of January 31, 2011	$408
Amount charged to expense	2,840
Severance costs paid	(1,023)
Accrual balance as of January 31, 2012	$2,225

9. Lines of Credit

We maintain a revolving line of credit with RBS Citizens (a subsidiary of the Royal Bank of Scotland Group plc) for $20.0 million which expires on October 31, 2012. Loans made under this revolving line of credit bear interest at a rate per annum equal to the bank’s prime rate. Borrowings under this line of credit are collateralized by substantially all of our assets. The loan agreement requires us to comply with certain financial covenants. As of January 31, 2012, we were in compliance with the financial covenants and there were no amounts outstanding under the revolving line of credit.

We are occasionally required to post letters of credit, issued by a financial institution, to secure certain sales contracts. Letters of credit generally authorize the financial institution to make a payment to the beneficiary upon the satisfaction of a certain event or the failure to satisfy an obligation. The letters of credit are generally posted for one-year terms and are usually automatically renewed upon maturity until such time as we have satisfied the commitment secured by the letter of credit. We are obligated to reimburse the issuer only if the beneficiary collects on the letter of credit. We believe that it is unlikely we will be required to fund a claim under our outstanding letters of credit. As of January 31, 2012 the full amount of the letters of credit of $1.6 million was supported by our credit facility.

10. Commitments and Contingencies

We lease certain of our operating facilities, automobiles and office equipment under non-cancelable operating leases, which expire at various dates through 2015. Rental expense under operating leases was $3.4 million, $3.2 million and $2.6 million for fiscal 2012, 2011 and 2010, respectively. Future commitments under minimum lease payments as of January 31, 2012 are as follows:

Operating
Leases
(in thousands)
Fiscal 2013	$2,222
2014	1,027
2015	990
2016	813
2017 and thereafter	569
Minimum lease payments	$5,621

We have non-cancelable purchase commitments for its inventories of approximately $3.0 million at January 31, 2012 and studio content commitments of $13.3 million at January 31, 2012.

ARRIS Litigation

On July 31, 2009, ARRIS Group, Inc. (“ARRIS”) filed a contempt motion in the U.S. District Court for the District of Delaware against SeaChange International relating to U.S. Patent No 5,805,804 (the “804 patent”), a patent in which ARRIS has an ownership interest. In its motion, ARRIS is seeking further patent royalties and the enforcement of the permanent injunction entered by the Court on April 6, 2006 against certain SeaChange products. On August 3, 2009, SeaChange filed a complaint seeking a declaratory judgment from the Court that its products do not infringe the ‘804 patent and asserting certain equitable defenses. On June 4, 2010, the Court entered an Order staying the declaratory judgment action pending resolution of the contempt proceeding. On September 2, 2011, the Court entered an Order in which it concluded that a contempt proceeding is the appropriate procedure for resolving the parties’ dispute and that further factual and legal determinations would be necessary. On March 1, 2012, the Court conducted a hearing at which the parties submitted additional information. No determinations were made by the Court at the hearing as to liability, and the parties are now scheduled to submit post-hearing briefs. We believe that our products do not infringe on the ‘804 patent and that we have meritorious defenses against the suit, however, the ultimate resolution of the matter is not reasonably estimable at this time, but could result in a material liability for the Company.

Indemnification and Warranties

We enter into agreements in the ordinary course of business with customers, resellers, distributors, integrators and suppliers. Most of these agreements require us to defend and/or indemnify the other party against intellectual property infringement claims brought by a third party with respect to our products. From time to time, we also indemnify customers and business partners for damages, losses and liabilities they may suffer or incur relating to personal injury, personal property damage, product liability, and environmental claims relating to the use of our products and services or resulting from the acts or omissions of us, our employees, authorized agents or subcontractors. For example, we have received requests from several of our customers for indemnification of patent litigation claims asserted by Acacia Media Technologies, USA Video Technology Corporation, VTran Media Technologies and Active Video Networks, Inc. Management cannot reasonably estimate any potential losses, but these claims could result in material liability for us.

We warrant that our products, including software products, will substantially perform in accordance with its standard published specifications in effect at the time of delivery. Most warranties have at least a one year duration that generally commence upon installation. In addition, we provide maintenance support to our customers and therefore allocate a portion of the product purchase price to the initial warranty period and recognizes revenue on a straight line basis over that warranty period related to both the warranty obligation and the maintenance support agreement. When SeaChange receives revenue for extended warranties beyond the standard duration, it is deferred and recognized on a straight line basis over the contract period. Related costs are expensed as incurred.

In the ordinary course of business, we provide minimum purchase guarantees to certain of our vendors to ensure continuity of supply against the market demand. Although some of these guarantees provide penalties for cancellations and/or modifications to the purchase commitments as the market demand decreases, most of the guarantees do not. Therefore, as the market demand decreases, we re-evaluate the accounting implications of guarantees and determine what charges, if any, should be recorded.

With respect to our agreements covering product, business or entity divestitures and acquisitions, we provide certain representations and warranties and agrees to indemnify and hold such purchasers harmless against breaches of such representations, warranties and covenants. With respect to our acquisitions, we may, from time to time, assume the liability for certain events or occurrences that took place prior to the date of acquisition.

We provide such guarantees and indemnification obligations after considering the economics of the transaction and other factors including but not limited to the liquidity and credit risk of the other party in the transaction. We believe that the likelihood is remote that any such arrangement could have a material adverse effect on our financial position, results of operation or liquidity. We record liabilities, as disclosed above, for such guarantees based on our best estimate of probable losses which considers amounts recoverable under any recourse provisions.

11. Stockholders’ Equity

Stock Authorization

The Board of Directors is authorized to issue from time to time up to an aggregate of 5,000,000 shares of preferred stock, in one or more series. Each such series of preferred stock shall have the number of shares, designations, preferences, voting powers, qualifications and special or relative rights or privileges to be determined by the Board of Directors, including dividend rights, voting rights, redemption rights and sinking fund provisions, liquidation preferences, conversion rights and preemptive rights. No preferred stock has been issued as of January 31, 2012.

Stock Repurchase Program

On May 26, 2010, our Board of Directors authorized the repurchase of up to $20.0 million of its common stock, par value $.01 per share, through a share repurchase program. The repurchase program terminated on January 31, 2012. During the year ended January 31, 2011, we repurchased approximately 178,000 shares at a cost of $1.4 million at an average purchase price $8.05. During fiscal 2011, there were 1,484,617 treasury shares retired. During fiscal 2012, we did not repurchase any shares.

On March 28, 2012, our Board of Directors authorized the repurchase of up to $25.0 million of its common stock, par value $.01 per share, through a share repurchase program. The repurchase program terminates on January 31, 2013.

For fiscal 2011, approximately 465,446 RSUs were earned by the Company executive officers under the Company’s fiscal 2011 performance based plan. These RSUs were not awarded due to the Company not having sufficient RSUs available within the 2005 Plan to satisfy the RSUs earned. The Company recorded a liability totaling $1.4 million on the Consolidated Balance Sheet as of January 31, 2011 for the estimated fair value of the award. The award was re-measured quarterly until the increase in the RSUs was approved by the shareholders. These shares were awarded at the Company’s annual meeting on July 20, 2011.

12. Segment Information

Operating segments are defined as components of an enterprise evaluated regularly by our senior management in deciding how to allocate resources and assess performance. Through the third quarter of fiscal 2012, we managed and operated as three segments, Software, Servers and Storage, and Media Services, Following the classification of a portion of the broadcast servers and storage business unit as an asset held for sale, the Software and VOD product line was organized in the one business reporting segment. We have two segments in which senior management decides how to allocate resources and assess performance. Reportable segments were determined based upon the nature of the products offered to customers, the market characteristics of each operating segment and the Company’s management structure.

•	Software segment – This segment includes product revenues from our advertising, back-office including video streamers, and home gateway software solutions, related services such as professional services, installation, training, project management, product maintenance, technical support and software development for those software products.

•	Media Services segment – This agreement includes the operations of the On Demand Group which include content acquisition and preparation services for television and wireless service providers.

Under this revised reporting structure, we further determined that there are significant functions, and therefore costs considered corporate expenses and are not allocated to the reportable segments for the purposes of assessing performance and making operating decisions. These unallocated costs include general and administrative expenses, other than general and administrative expenses related to Media Services, interest and other income, net, taxes and equity income (losses) in affiliates, which are managed separately at the corporate level. The segment data for the fiscal years ended January 31, 2012, 2011, and 2010 has been recast to reflect the realignment of the new segments.

The basis of the assumptions for all such revenues, costs and expenses includes significant judgments and estimations. There are no inter-segment revenues for the periods shown below. We do not separately track all assets by operating segments nor are the segments evaluated under this criterion.

The following summarizes the income from operations by reportable operating segment:

SeaChange International, Inc.

Condensed Consolidated Operating Segments - Unaudited

(in thousands)

	Year ended January 31,
	2012	2011	2010
Software	(in thousands)
Revenue:
Products	$73,157	$82,155	$97,005
Services	91,635	91,501	73,141
Total revenue	164,792	173,656	170,146
Gross profit	93,157	98,064	95,786
Operating expenses:
Research and development	40,692	44,569	45,104
Selling and marketing	21,619	21,055	22,425
General and administrative	2,032	1,465	502
Amortization of intangibles	3,784	3,073	2,246
Acquisition costs	3,312	764	-
Restructuring	2,366	6,085	-
Total operating expenses	73,805	77,011	70,277
Income from operations	$19,352	$21,053	$25,509

Media Services
Service revenue	$32,913	$28,031	$19,794
Gross profit	4,855	4,791	3,284
Operating expenses:
Selling and marketing		-	-
General and administrative	3,421	4,026	3,015
Amortization of intangibles	139	286	580
Total operating expenses	3,560	4,312	3,595
Income (loss) from operations	$1,295	$479	$(311)

Unallocated Corporate
Operating expenses:
General and administrative	$18,663	$18,156	$17,306
Restructuring	950	$912	$-
Total unallocated corporate expenses	$19,613	$19,068	$17,306

Consolidated income from operations	$1,034	$2,464	$7,892

The following summarizes revenues by customers’ geographic locations.

	Year ended January 31,
	2012		2011		2010
	Amount	%	Amount	%	Amount	%
Revenues by customers' geographic locations:	(in thousands, except percentages)
North America	$107,277	54%	$118,895	59%	$130,642	69%
Europe and Middle East	80,789	41%	63,127	31%	41,794	22%
Latin America	5,578	3%	10,477	5%	12,776	7%
Asia Pacific and other international locations	4,061	2%	9,188	5%	4,728	2%
Total revenues	$197,705		$201,687		$189,940

Total revenues for the United States for the years ended January 31, 2012, 2011, and 2010, were $97.3 million, $108.6.0 million, and $126.8 million, respectively.

The following summarizes fixed assets, net by geographic locations:

	Year ended January 31,
	2012		2011
	$ Amount	%	$ Amount	%
Fixed assets, net by geographic locations:	(in thousands, except percentages)
North America	$15,734	52%	$20,233	59%
United Kingdom	10,478	35%	10,250	29%
Europe (excluding UK) and Middle East	997	3%	835	2%
Asia Pacific and other international locations	3,357	10%	3,540	10%
Total fixed assts by geographic location	$30,566		$34,858

13. Stock-Based Compensation and Stock Incentive Plans

We use on a modified prospective basis, the provisions of the authoritative guidance which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including employee stock options, restricted stock units and, prior to its termination, employee stock purchases related to the Employee Stock Purchase Plan (“ESPP”) based on estimated fair values. The fair value of our stock-based options and performance-based restricted stock units, less expected forfeitures, is amortized over the awards’ vesting period on a graded vesting basis, whereas the restricted stock units and Employee Stock Purchase Plan stock units are amortized on a straight line basis. We have applied the provisions of authoritative guidance allowing the use of a “simplified” method, in developing an estimate of the expected term of “plain vanilla” share options.

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

The effect of recording stock-based compensation was as follows:

	Year ended January 31,
	2012	2011	2010
	(in thousands)
Stock-based compensation expense by type of award:
Stock options	$77	$(60)	$94
Restricted stock units	1,317	766	639
Performance-based restricted stock units	1,964	2,107	1,628
Employee stock purchase plan	-	144	744
Total stock-based compensation	$3,358	$2,957	$3,105

Since additional option grants and restricted stock unit awards are expected to be made each year and options and awards vest over several years, the effects of applying authoritative guidance for recording stock-based compensation for the year ended January 31, 2012 are not indicative of future amounts.

Determining Fair Value

We record the fair value of stock options, including rights granted under the ESPP prior to its termination, using the Black-Scholes valuation model. Key input assumptions used to estimate the fair value of stock options include the exercise price, the expected option term, the risk-free interest rate over the option’s expected term, the expected annual dividend yield and the expected stock price volatility. The expected option term was determined using the “simplified” method for “plain vanilla” options. The expected stock price volatility was established using a blended volatility, which is an average of the historical volatility of our common stock over a period of time equal to the expected term of the stock option, and the average volatility of our common stock over the most recent one-year and two-year periods.

The fair value of stock options granted was estimated at the date of grant using the following assumptions:

	Year ended January 31,
	2012	2011	2010
Expected term (in years)	4-5	4-5	4-5
Expected volatility (range)	52%	51%-53%	61%
Weighted average volatility	52%	53%	61%
Risk-free interest rate	0.8%	1.5%-1.6%	1.2%
Weighted average interest rate	0.8%	1.6%	1.2%
Expected dividend yield	0%	0%	0%

The fair value of ESPP stock granted was estimated at the date of grant using following assumptions:

	Year ended January 31,
	2012	2011	2010
Expected term (in years)	*	0.5	0.5
Weighted average volatility	*	48%	71%
Weighted average interest rate	*	0.1%	0.3%
Expected dividend yield	*	0%	0%

* No ESPP shares granted in fiscal 2012. The ESPP plan was cancelled in fiscal 2011

Stock Option Plans

2011 Compensation and Incentive Plan.

On July 20, 2011 our stockholders approved the adoption of our 2011 Compensation and Incentive Plan (the “2011 Plan”) under a number shares of common stock equal to 2.8 million plus the number of expired, terminated, surrendered or forfeited awards under the Amended and Restated 2005 Equity Compensation and Incentive Plan (the“ 2005 Plan”) subsequent to July 20, 2011 were authorized and terminated the Amended and Restated 2005 Equity Compensation and Incentive Plan. The 2011 Plan provides for the grant of incentive stock options, nonqualified stock options, restricted stock, restricted stock units, and other equity based non stock option awards as determined by the plan administrator for the purchase of up to an aggregate of 2,800,000 shares of our common stock by officers, employees, consultants and directors of the Company. We may satisfy awards upon the exercise of stock options or vesting of restricted stock units with newly issued shares or treasury shares. The Board of Directors is responsible for the administration of the 2011 Plan and determining the term of each award, award exercise price, the number of shares for which each award is granted and the rate at which each award vests. As of January 31, 2012, there were 1.9 million shares available for future grant.

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

Amended and Restated 2005 Equity Compensation and Incentive Plan

The 2005 plan was terminated upon the adoption of the 2011 Plan on July 20, 2011. No further awards will be granted under the 2005 Plan. The 2005 Plan provided for the grant of incentive stock options, nonqualified stock options, restricted stock, restricted stock units, and “other” non-stock option awards as determined by the plan administrator for the purchase of up to an aggregate of 2,800,000 shares of our common stock by officers, employees, consultants and directors of the Company. We may satisfy awards upon the exercise of stock options or vesting of restricted stock units with either newly issued shares or treasury shares. The Board of Directors is responsible for the administration of the 2005 Plan and determining the term of each award, award exercise price, number of shares for which each award is granted and the rate at which each award is exercisable.

The following table summarizes the stock option activity (excluding restricted stock units):

	Year ended January 31,
	2012		2011		2010
	Shares	Weighted average exercise price	Shares	Weighted average exercise price	Shares	Weighted average exercise price
Outstanding at beginning of period	2,382,174	$12.31	3,934,973	$15.41	4,228,237	$15.43
Granted	250,000	6.74	15,000	8.77	60,000	6.23
Exercised	(253,668)	7.04	(309,195)	6.71	(47,805)	6.79
Forfeited/expired/cancelled	(253,135)	16.11	(1,258,604)	23.30	(305,459)	15.38
Outstanding at end of period	2,125,371	$11.83	2,382,174	$12.31	3,934,973	$15.41
Options exercisable at end of period	1,878,707	$12.51	2,367,176	$12.33	3,865,221	$15.56

Weighted average remaining contractual term (in years)		2.10		1.95		3.38

The weighted-average fair valuation at grant date of stock options granted during the years ended January 31, 2012, 2011 and 2010, was $2.86, $3.70, and $3.21, respectively. As of January 31, 2012, the unrecognized stock-based compensation related to the unvested stock options was $682,000 net of estimated forfeitures. Total unrecognized compensation cost will be adjusted for any future changes in estimated changes in forfeitures. This cost will be recognized over an estimated weighted average amortization period of seventeen months.

The total intrinsic value of options exercised during the years ended January 31, 2012, 2011 and 2010 was approximately $754,000, $473,000 and $60,000, respectively, with intrinsic value defined as the difference between the market price on the date of exercise and the grant date price.

The cash received from employees as a result of employee stock option exercises during fiscal years 2012, 2011 and 2010 was $1.8 million, $2.1 million, and $324,000, respectively.

The following table summarizes information about employee and director stock options outstanding and exercisable as of January 31, 2012:

	Options Outstanding			Options Exercisable
	Number outstanding	Weighted average remaining contractual terms (years)	Weighted average exercise price	Number exercisable	Weighted average exercise price
Range of exercise prices
$ 5.85 to 6.88	95,336	0.68	$6.16	95,336	$6.16
6.74 to 6.74	250,000	6.56	6.74	12,500	6.74
6.78 to 7.00	219,002	0.98	6.94	219,002	6.94
7.23 to 10.33	234,465	1.73	9.21	225,298	9.23
10.45 to 12.21	276,346	1.85	11.65	276,346	11.65
12.95 to 13.66	113,273	0.70	13.29	113,273	13.29
13.76 to 13.76	236,976	0.18	13.76	236,976	13.76
14.57 to 15.59	339,691	1.99	15.02	339,694	15.02
15.62 to 17.39	334,682	2.35	16.56	334,682	16.56
17.86 to 28.26	25,600	1.23	22.51	25,600	22.51
	2,125,371	2.10	$11.83	1,878,707	$12.51

Restricted Stock Units

Pursuant to the 2011 Plan, we may grant restricted stock units that entitle the recipient to acquire shares of our common stock. Awards of restricted stock units generally vest in equal increments on each of the first three anniversaries of the grant of the award. Stock-based compensation expense associated with the restricted stock units is charged for the market value of our stock on the date of grant, assuming nominal forfeitures, and is amortized over the awards’ vesting period on a straight-line basis for awards with only a service condition and graded vesting basis for awards that include both a performance and service condition. As of January 31, 2012 there were 1.9 million RSUs available to be granted. For fiscal 2012, approximately 51,000 RSUs were earned by our executive officers under the Company’s fiscal 2012 performance based plan

The following table summarizes the restricted stock unit activity:

	Year ended January 31,
	2012		2011		2010
		Weighted average		Weighted average		Weighted average
		grant date		grant date		grant date
	Shares	fair value	Shares	fair value	Shares	fair value
Nonvested at beginning of period	363,078	$8.00	572,489	$7.94	458,674	$8.99
Awarded	855,143	10.10	223,020	8.12	523,346	6.45
Vested	(381,955)	7.53	(353,542)	8.15	(409,531)	7.22
Forfeited/expired/cancelled	(114,901)	9.73	(78,889)	7.20	-	-
Nonvested at end of period	721,365	$10.46	363,078	$8.00	572,489	$7.94

As of January 31, 2012 the unrecognized stock-based compensation related to the unvested restricted stock units was $4.5 million. This cost will be recognized over an estimated weighted average amortization period of 2.1 years. Due to the retirement of our Chief Executive Officer on December 8, 2011, his unvested restricted stock units were accounted for as a modification to the terms and conditions. This modification resulted in the cancellation of unvested restricted awards with a grant date value of $1.9 million and recognition of stock compensation expense of $1.3 million.

Employee Stock Purchase Plan

In September 1996, our Board of Directors adopted and the stockholders approved an employee stock purchase plan (the “ESPP”), effective January 1, 1997 as amended July 16, 2008, which provided for the issuance of a maximum of 2.2 million shares of common stock to participating employees who meet eligibility requirements. The Plan was terminated on May 31, 2010. The purchase price of the stock was 85% of the lesser of the average market price of the common stock on the first or last business day of each six-month plan period. During fiscal 2011 and 2010, the number of shares of common stock issued under the Employee Stock Purchase Plan were 135,632 and 282,889, respectively. The cash received from employees as a result of the ESPP during fiscal 2011 and 2010 was $660,000, and $1.5 million, respectively.

14. Income Taxes

The components of income before income taxes are as follows:

	Year ended January 31,
	2012	2011	2010
	(in thousands)
Domestic	$(13,610)	$20,769	$3,192
Foreign	14,286	8,348	4,845
	$676	$29,117	$8,037

The components of the income tax benefit (expense) are as follows:

	Year ended January 31,
	2012	2011	2010
	(in thousands)
Current:
Federal	$3,429	$(2,546)	$(271)
State	(667)	(188)	32
Foreign	(1,565)	(787)	(1,114)
	1,197	(3,521)	(1,353)
Deferred:
Federal	(3,183)	4,677	-
State	(348)	137	-
Foreign	141	1,145	1,082
	(3,390)	5,959	1,082
	$(2,193)	$2,438	$(271)

The income tax benefit (expense) computed using the federal statutory income tax rate differs from our effective tax rate primarily due to the following:

	Year ended January 31,
	2012	2011	2010
	(in thousands)
Statutory U.S. federal tax rate	$(237)	$(10,191)	$(2,813)
State taxes, net of federal tax benefit	(660)	(49)	29
Losses not benefitted	(3,889)	8,633	713
Non-deductible stock compensation expense	68	79	(133)
Other	(961)	529	39
Research and development tax credits	291	117	130
Foreign tax rate differential	3,195	3,320	1,764
	$(2,193)	$2,438	$(271)

Our effective tax rate was (324%), 8%, and 4% in the years ended January 31, 2012, 2011 and 2010, respectively. The income tax expense for fiscal 2012 was primarily due to $1.0 million of state income taxes and income tax expense of $1.5 million at foreign subsidiaries in the United Kingdom, the Netherlands, and Ireland.

The components of deferred income taxes are as follows:

	Year ended January 31,
	2012	2011
	(in thousands)
Deferred tax assets:
Accruals and reserves	$1,890	$2,593
Deferred revenue	3,255	6,478
Stock-based compensation expense	1,549	1,277
U.S. federal, state and foreign tax credits	4,951	1,586
Net operating loss carryforwards	4,321	3,403
Property and equipment	-	30
Other	29	15
Deferred tax assets	15,995	15,382
Less: Valuation allowance	(12,254)	(6,985)
Net deferred tax assets	3,741	8,397
Deferred tax liabilities:
Intangible assets	5,928	7,371
Property and equipment	120	-
Total net deferred tax assets(liabilities)	$(2,307)	$1,026

At January 31, 2012, we had federal, state and foreign net operating loss carryforwards of $2.6 million, $27.0 million and $14.4 million respectively, which can be used to offset future tax liabilities and expire at various dates beginning in fiscal 2016. Utilization of these net operating loss carryforwards may be limited pursuant to provisions of the respective local jurisdiction. At January 31, 2012, we had federal and state research and development credit carryforwards of approximately $3.1 million and $848,000 respectively, and state investment tax credit carryforwards of $178,000. The federal credit carryforwards will expire at various dates beginning in fiscal 2016, if not utilized. Certain state credit carryforwards will expire at various dates beginning in fiscal 2013, while certain other state credit carryforwards may be carried forward indefinitely. Utilization of these credit carryforwards may be limited pursuant to provisions of the respective local jurisdiction. We also have alternative minimum tax credit carryforwards of $558,000 which are available to reduce future federal regular income taxes over an indefinite period. We have foreign tax credit carryforwards of $600,000 which are available to reduce future federal regular income taxes.

We review quarterly the adequacy of the valuation allowance for deferred tax assets. We have evaluated the positive and negative evidence bearing upon the realizability of our deferred tax assets and have established a valuation allowance of approximately $12.3 million for such assets, which are comprised principally of net operating loss carryforwards, research and development credits, deferred revenue, inventory and stock based compensation. If we generate pre-tax income in the future, some portion or all of the valuation allowance could be reversed and a corresponding increase in net income would be reported in future periods. The valuation allowance increased from $7.0 million at January 31, 2011 to $12.3 million at January 31, 2012

At January 31, 2012, we have indefinitely reinvested $68.3 million of the cumulative undistributed earnings of certain foreign subsidiaries. Approximately $45.1 million of such earnings would be subject to U.S. taxes if repatriated to the U.S. Through January 31, 2012, we have not provided deferred income taxes on the undistributed earnings of our foreign subsidiaries because such earnings are considered to be indefinitely reinvested outside the U.S. Non-US income taxes are, however, provided on those foreign subsidiaries’ undistributed earnings with the exception of ZQ Interactive, LTD based in the British Virgin Islands. Determination of the potential deferred income tax liability on these undistributed earnings is not practicable because such liability, if any, is dependent on circumstances existing if and when remittance occurs.

For the year ended January 31, 2012, we recognized an additional tax expense for unrecognized tax benefits of $431,000. None of the amounts included in the balance of unrecognized tax benefits at January 31, 2012 of $6.5 million are related to tax positions for which it is reasonably possible that the total amounts could significantly change during the next twelve months. We recognize accrued interest and penalties related to uncertain tax positions in income tax expense. A reconciliation of the beginning and ending balance of the total amounts of gross unrecognized tax benefits, excluding interest of $721,000 is as follows (in thousands):

	Year ended January 31,
	2012	2011
	(in thousands)
Balance of gross unrecognized tax benefits, beginning of period	$7,283	$6,985
Increases due to acquisitions	-	1,200
Gross amounts of increases in unrecognized tax benefits as a result of
Gross amounts of increases in unrecognized tax benefits as a result of tax positions taken in the current period	431	404
Decrease due to expiration of statute of limitation	(319)	(188)
Decrease due to settlement	(876)	(1,094)
Effect of currency translation	(55)	(24)
Balance of gross unrecognized tax benefits, end of period	$6,464	$7,283

We and our subsidiaries file income tax returns in U.S. federal jurisdiction, various state jurisdictions, and various foreign jurisdictions. We are no longer subject to U.S. federal examinations before 2008. However, the taxing authorities still have the ability to review the propriety of certain tax attributes created in closed years if such tax attributes are utilized in an open tax year, such as our federal research and development credit carryovers.

15. Employee Benefit Plan

We sponsor a 401(k) retirement savings plan (the “Plan”). Participation in the Plan is available to full-time employees who meet eligibility requirements. Eligible employees may contribute up to 25% of their annual salary, subject to certain limitations. We matched contributions up to 50% of the first 6% of compensation. During fiscal 2012, 2011 and 2010, we contributed $1.2 million, $1.3 million and $1.4 million, respectively. We also contribute to various retirement plans in its international subsidiaries, of which the amounts will vary, according to the local plans specific to each foreign location.

16. Related Party

On September 1, 2009, we completed our acquisition of eventIS from a holding company in which Erwin van Dommelen held a 31.5% interest. Subsequent to the acquisition Mr. van Dommelen was appointed President of SeaChange’s Software segment in March 2010. On closing the transaction, we made cash payments to the holding company totaling $37.0 million and issued $1.1 million of restricted shares. We have made and are obligated to make additional fixed and variable earnout payments to the holding company of deferred purchase price under the eventIS share purchase agreement. See note 6 for payment details.

17. Quarterly Results of Operations—Unaudited

The following table sets forth certain unaudited quarterly results of operations for fiscal 2012 and 2011. In the opinion of management, this information has been prepared on the same basis as the audited consolidated financial statements and all necessary adjustments, consisting only of normal recurring adjustments, have been included in the amounts stated below to present fairly the quarterly information when read in conjunction with the audited consolidated financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K. The quarterly operating results are not necessarily indicative of future results of operations.

	Three months ended
	April 30,	July 31,	October 31,	January 31,	April 30,	July 31,	October 31,	January 31,
	2010	2010	2010	2011	2011	2011	2011	2012
Revenue	$51,882	$45,587	$46,335	$57,883	$49,072	$46,158	$50,778	$51,697
Gross profit	26,550	22,448	22,285	31,572	23,542	23,023	25,137	26,310
Operating expenses	30,095	22,700	24,694	22,902	23,833	22,283	24,598	26,264
Net income (loss) from continuing operations	21,395	3,194	(4,163)	11,214	255	846	1,179	(3,564)
Net (loss) income from discontinued operations	(1,122)	314	(1,128)	(236)	(639)	(59)	(771)	(1,261)
Net income (loss)	20,273	3,508	(5,291)	10,978	(384)	787	408	(4,825)

Earnings per share from continuing operations:
Basic (loss) income per share	0.68	0.10	(0.13)	0.36	0.01	0.03	0.04	(0.11)
Diluted (loss) income per share	0.67	0.10	(0.13)	0.36	0.01	0.03	0.04	(0.11)
Loss per share from discontinued operations:
Basic loss per share	(0.04)	0.01	(0.04)	(0.01)	(0.02)	(0.00)	(0.02)	(0.04)
Diluted loss per share	(0.04)	0.01	(0.04)	(0.01)	(0.02)	(0.00)	(0.02)	(0.04)
Earnings per share:
Basic income (loss) per share	0.65	0.11	(0.17)	0.35	(0.01)	0.02	0.01	(0.15)
Diluted income (loss) per share	0.64	0.11	(0.17)	0.34	(0.01)	0.02	0.01	(0.15)

18. Subsequent Events

During the fourth quarter of fiscal 2012, we initiated the sale of the broadcast servers and storage business unit. On March 21, 2012, we entered into an asset sale agreement to sell a portion of our broadcast servers and storage business unit to a company located in China. As such we have reflected the results of the associated sale as discontinued operations in our financial statements.

The following table details selected financial information for the former Servers and Storage business unit:

	Fiscal Year ended January 31,
	2012	2011	2010
Revenues:	(in thousands)

Products	$6,159	$9,524	$4,936
Services	5,720	5,516	6,789
Total revenues	$11,879	$15,040	$11,725
Loss from discontinued operations
Loss from discontinued operations, before tax	$2,630	$2,072	$5,690
Income tax expense	(100)	(100)	(100)
Loss from discontinued operations, after tax	$2,730	$2,172	$5,790

The major classes of assets and liabilities related to discontinued operations are as follows:

	January 31,	January 31,
	2012	2011
Assets	(in thousands)
Current assets:
Inventories, net	$2,940	$3,352
Prepaid expenses and other current assets	170	192
Current assets related to discontinued operations	3,110	3,544
Non current assets:
Goodwill	594	594
Other assets	108	108
Property and equipment, net	1,597	1,523
Non-current assets related to discontinued operations	$2,299	$2,225

Liabilities
Deferred revenues	$2,779	$3,226
Current liabilities related to discontinued operations	$2,779	$3,226

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A. Controls and Procedures

(A) Evaluation of Disclosure Controls and Procedures

We evaluated the effectiveness of our disclosure controls and procedures, as defined in the Securities Exchange Act of 1934, as amended (the “Exchange Act”) Rule 13a-15(e), as of the end of the period covered by this Annual Report on Form 10-K. Raghu Rau, our Chief Executive Officer, and Michael D. Bornak, our Chief Financial Officer, participated in this evaluation. Based upon that evaluation, Messrs. Rau and Bornak concluded that our disclosure controls and procedures were effective as of the end of the period covered by the report.

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

Our management assessed the effectiveness of our internal control over financial reporting as of January 31, 2012. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on our assessment, management concluded that, as of January 31, 2012, our internal control over financial reporting was effective based on those criteria.

The effectiveness of our internal control over financial reporting as of January 31, 2012 has been audited by Grant Thornton LLP, our independent registered public accounting firm, as stated in their report which is included immediately below.

To the Board of Directors and Shareholders of SeaChange International, Inc.

We have audited SeaChange International, Inc. (a Delaware Corporation) and subsidiaries internal control over financial reporting as of January 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). SeaChange International Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on SeaChange International, Inc. and subsidiaries’ internal control over financial reporting based on our audit.

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

In our opinion, SeaChange International, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of January 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of SeaChange International, Inc. and subsidiaries as of January 31, 2012 and 2011, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the three years in the period ended January 31, 2012 and our report dated April 5, 2012 expressed an unqualified opinion.

/s/ Grant Thornton LLP

Boston, Massachusetts
April 5, 2012

(C) Changes in Internal Control over Financial Reporting

As a result of the evaluation completed by management, and in which Messrs. Rau and Bornak participated, we have concluded that there were no changes during the fiscal quarter ended January 31, 2012 in our internal control over financial reporting, which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. Other Information

None.

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance

Information concerning the our directors is hereby incorporated by reference from the information contained under the heading “Election of Directors” in our definitive proxy statement related to our Annual Meeting of Stockholders to be held on or about July 18, 2012 which will be filed with the Commission within 120 days after the close of the fiscal year (the “Definitive Proxy Statement”).

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

Equity Compensation Plan Information

The following table provides information about the common stock that may be issued upon the exercise of options, warrants and rights under all of our existing equity compensation plans as of January 31, 2012, including the 2011 Equity Compensation and Incentive Plan.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders(1)	2,846,736	$11.83	1,860,179	(2)

(1)	Consists of the 2011 Equity Compensation and Incentive Plan, the Amended and Restated 2005 Equity Compensation and Incentive Plan.

(2)	As of January 31, 2012, there were 1,860,179 shares remaining available for issuance under the 2011 Equity Compensation and Incentive Plan.

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

PART IV

ITEM 15. Exhibits

(a)(1) INDEX TO THE CONSOLIDATED FINANCIAL STATEMENTS

The following Consolidated Financial Statements of the Registrant are included in Item 8 filed as part of this Annual Report on Form 10-K:

(a)(2) INDEX TO FINANCIAL STATEMENT SCHEDULE

The following Financial Statement Schedule of the Registrant is filed as part of this report:

Page
Schedule II—Valuation and Qualifying Accounts and Reserves	94

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

(c) FINANCIAL STATEMENT SCHEDULES

We hereby file as part of this Form 10-K the consolidated financial statements schedule listed in Item 15 (a) (2) above, which is attached hereto.

Schedule II

SEACHANGE INTERNATIONAL, INC.

VALUATION OF QUALIFYING ACCOUNTS AND RESERVES

Years ended January 31, 2012, 2011 and 2010

	Balance at beginning of period	Charged to costs and expenses	Deductions and write-offs	Other Adjustments	Balance at end of period
	(in thousands)
Accounts Receivable Allowance:
Year ended January 31, 2012	$995	$100	$(123)	$-	$972
Year ended January 31, 2011	$852	$147	$(4)	$-	$995
Year ended January 31, 2010	853	75	(76)	-	852

	Balance at beginning of period	Additions	Deletions	Adjustments	Balance at end of period
	(in thousands)
Deferred Tax Assets Valuation Allowance:
Year ended January 31, 2012	$6,985	$5,269		$-	$12,254
Year ended January 31, 2011	$14,903	$-	$(7,918)	$-	$6,985
Year ended January 31, 2010	15,692	-	(789)	-	14,903

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, SeaChange International, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 3, 2012

SEACHANGE INTERNATIONAL, INC.

By:	/s/ Raghu Rau
Raghu Rau
Chief Executive Officer and Director

POWER OF ATTORNEY AND SIGNATURES

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Raghu Rau and Michael D. Bornak, jointly and severally, his attorney-in-fact, each with the power of substitution, for him in any and all capacities, to sign any amendments to this Report on Form 10-K and to file same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title(s)	Date

/s/ RAGHU RAU	Chief Executive Officer, Director	April 5, 2012
Raghu Rau	(Principal Executive Officer)

/s/ MICHAEL D. BORNAK	Chief Financial Officer, Senior Vice	April 5, 2012
Michael D. Bornak	President, Finance and Administration,
Treasurer and Secretary (Principal Financial
and Accounting Officer)

/s/ MARY PALERMO COTTON	Director	April 5, 2012
Mary Palermo Cotton

/s/ THOMAS F. OLSON	Director	April 5, 2012
Thomas F. Olson

/s/ CARLO SALVATORI	Director	April 5, 2012
Carlo Salvatori

/s/ CARMINE VONA	Director	April 5, 2012
Carmine Vona

/s/ PETER FELD	Director	April 5, 2012
Peter Feld

/s/ EDWARD TERINO	Director	April 5, 2012
Edward Terino

EXHIBIT INDEX

Exhibit No.	Description
2.1	Agreement for the Entire Issued Share Capital of eventIS Group B.V. dated as of September 1, 2009 by and among Ventise Holding B.V., SeaChange B.V. and SeaChange International, Inc. (filed as Exhibit 2.1 to the Company’s Quarterly Report on 10-Q previously filed on September 8, 2009 (File No. 000-21393) and incorporated herein by reference).

2.2	Agreement and Plan of Merger, dated as of January 6, 2010, by and among SeaChange International, Inc., Vividlogic, Inc., Vulcan Acquisition, Inc. and Shiva Patibanda in the limited capacity of Stockholder Representative (filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K previously filed on January 8, 2010 with the Commission (File No. 000-21393) and incorporated herein by reference).

3.1	Amended and Restated Certificate of Incorporation of the Company (filed as Exhibit 3.3 to the Company’s Registration Statement on Form S-1 previously filed on November 4, 1996 with the Commission (File No. 333-12233) and incorporated herein by reference).

3.2	Certificate of Amendment, filed May 25, 2000 with the Secretary of State in the State of Delaware, to the Amended and Restated Certificate of Incorporation of the Company (filed as Exhibit 4.1 to the Company’s Quarterly Report on 10-Q previously filed on December 15, 2000 with the Commission (Filed No. 000-21393) and incorporated herein by reference).

3.3	Amended and Restated By-laws of the Company (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K previously filed on January 25, 2011 with the Commission (File No. 000-21393) and incorporated herein by reference).

4.1	Specimen certificate representing the Common Stock (filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-1 previously filed on November 4, 1996 with the Commission (File No. 333-12233) and incorporated herein by reference).

4.2	Amended and Restated Certificate of Incorporation of the Company (filed as Exhibit 3.3 to the Company’s Registration Statement on Form S-1 previously filed on November 4, 1996 with the Commission (File No. 333-12233) and incorporated herein by reference).

4.3	Certificate of Amendment, filed May 25, 2000 with the Secretary of State in the State of Delaware, to the Amended and Restated Certificate of Incorporation of the Company (filed as Exhibit 4.2 to the Company’s registration statement on Form S-3 previously filed on December 6, 2000 with the Commission (Filed No. 333-51386) and incorporated herein by reference).

10.1	2011 Compensation and Incentive Plan (filed as Appendix A to the Company’s Proxy Statement on Schedule 14A previously filed May 25, 2007 with the Commission (File No. 000-21393) and incorporated herein by reference).

10.2	Form of Restricted Stock Unit Agreement pursuant to the Company’s 2011 Compensation and Incentive Plan (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K previously filed July 20, 2011 with the Commission (File No. 000-21393) and incorporated herein by reference).

10.3	Amended and Restated 2005 Equity Compensation and Incentive Plan (filed as Appendix A to the Company’s Proxy Statement on Schedule 14A previously filed May 31, 2011 with the Commission (File No. 000-21393) and incorporated herein by reference).

10.4	Form of Restricted Stock Unit Agreement pursuant to the Company’s 2005 Equity Compensation and Incentive Plan (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K previously filed December 14, 2005 with the Commission (File No. 000-21393) and incorporated herein by reference).

Exhibit No.	Description
10.5	Form of Incentive Stock Option Agreement pursuant to the Company’s 2005 Equity Compensation and Incentive Plan (filed as Exhibit 10.3 to the Company’s Annual Report on Form 10-K previously filed on April 17, 2006 with the Commission (File No. 000-21393) and incorporated herein by reference).

10.6	Form of Non-Qualified Stock Option Agreement pursuant to the Company’s 2005 Equity Compensation and Incentive Plan (filed as Exhibit 10.4 to the Company’s Annual Report on Form 10-K previously filed on April 17, 2006 with the Commission (File No. 000-21393) and incorporated herein by reference).

10.7	Amended and Restated 1995 Stock Option Plan (filed as Annex B to the Company’s Proxy Statement on Form 14a previously filed on May 31, 2001 with the Commission (File No. 000-21393) and incorporated herein by reference).

10.8	Form of Incentive Stock Option Agreement pursuant to SeaChange’s Amended and Restated 1995 Stock Option Plan (filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on October 6, 2004 with the Commission (File No. 000-21393) and incorporated herein by reference).

10.9	Form of Non-Qualified Stock Option Agreement pursuant to SeaChange’s Amended and Restated 1995 Stock Option Plan (filed as Exhibit 99.2 to the Company’s Current Report on Form 8-K filed on October 6, 2004 with the Commission (File No. 000-21393) and incorporated herein by reference).

10.10	1996 Non-Employee Director Stock Option Plan (filed as Exhibit 10.2 to the Company’s Registration Statement on Form S-1 previously filed on November 4, 1996 with the Commission (File No. 333-12233) and incorporated herein by reference).

10.11	Loan and Security Agreement, dated as of October 22, 2001, by and between Citizens Bank of Massachusetts and the Company (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q previously filed on December 13, 2001 with the Commission (File No. 000-21393) and incorporated herein by reference).

10.12	Amendment No. 1, dated as of June 14, 2002, by and between the Company and Citizen’s Bank of Massachusetts, to that certain Loan and Security Agreement, dated as of October 22, 2001, by and between the Company and Citizen’s Bank of Massachusetts (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q previously filed on September 13, 2002 with the Commission (File No. 000-21393) and incorporated herein by reference).

10.13	Amendment No. 2, dated as of April 21, 2003, between the Company and Citizen’s Bank of Massachusetts, to that certain Loan and Security Agreement, dated as of October 22, 2001 by and between the Company and Citizen’s Bank of Massachusetts (filed as Exhibit 10.7 to the Company’s Annual Report on Form 10-K previously filed on May 1, 2003 with the Commission (File No. 000-21393) and incorporated herein by reference).

10.14	Amendment No. 3, dated as of December 1, 2003, between the Company and Citizens Bank of Massachusetts, to that certain Loan and Security Agreement, dated as of October 22, 2001 by and between the Company and Citizens Bank of Massachusetts (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on December 15, 2003 with the Commission (File No. 000-21393) and incorporated herein by reference).

Exhibit No.	Description
10.15	Amendment No. 8, dated as of April 14, 2006, between the Company and Citizens Bank of Massachusetts, to that certain Loan and Security Agreement, dated as of October 22, 2001, by and between the Company and Citizens Bank of Massachusetts (filed as Exhibit 10.15 to the Company’s Annual Report on Form 10-K previously filed on April 17, 2006 with the Commission (File No. 000-21393) and incorporated herein by reference).

10.16	Amendment No. 12, dated as of August 17, 2007, between the Company and Citizens Bank of Massachusetts, to that certain Loan and Security Agreement, dated as of October 22, 2001, by and between the Company and Citizens Bank of Massachusetts (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q previously filed on April 17, 2006 with the Commission (File No. 000-21393) and incorporated herein by reference).

10.17	Amendment No. 14, dated as of October 31, 2008, between the Company and RBS Citizens, to that certain Loan and Security Agreement, dated as of October 22, 2001, by and between the Company and RBS Citizens (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q previously filed December 8, 2008 with the Commission (File No. 000-21393) and incorporated herein by reference).

10.18

Amendment No. 17, dated as of October 29, 2010, between the Company and Citizens Bank of Massachusetts, to that certain Loan and Security Agreement, dated as of October 22, 2001, by and between the Company and Citizens Bank of Massachusetts (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q previously filed on December 10, 2010 with the Commission (File No. 000-21393) and incorporated herein by reference).

10.19	Amended and Restated Change-in-Control Severance Agreement, dated as of December 21, 2009, by and between SeaChange and Steven M. Davi (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K previously filed December 21, 2009 with the Commission (File No. 000-21393) and incorporated herein by reference).

10.20	Amended and Restated Change-in-Control Severance Agreement, dated as of December 21, 2009, by and between the Company and Ira Goldfarb (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on December 21, 2009 with the Commission (File No. 000-21393) and incorporated herein by reference).

10.21	Amended and Restated Change-in-Control Severance Agreement, dated as of December 21, 2009, by and between the Company and William C. Styslinger, III (filed as Exhibit 10.7 to the Company’s Current Report on Form 8-K previously filed December 21, 2009 with the Commission (File No. 000-21393) and incorporated herein by reference).

10.22	Amendment, dated as of June 1, 2010, by and between SeaChange International, Inc. and William C. Styslinger, III to the Amended and Restated Change-in-Control Severance Agreement, dated as of December 21, 2009, by and between SeaChange International, Inc. and William C. Styslinger, III (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K previously filed on June 1, 2010 with the Commission (File No. 000-21393) and incorporated herein by reference).

10.23	Executive Services Agreement, dated as of September 23, 2005, by and between On Demand Management Limited and Anthony Kelly (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K previously filed September 29, 2005 with the Commission (File No. 000-21393) and incorporated herein by reference).

10.24	Settlement Agreement, dated as of December 16, 2010, by and among SeaChange International, Inc., Ramius LLC and the other parties set forth on the signature pages thereto (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K previously filed on December 16, 2010 with the Commission (File No. 000-21393) and incorporated herein by reference).

Exhibit No.	Description
10.25	Separation Agreement and Release of Claims, dated as of November 30, 2011, by and between SeaChange International, Inc. and William C. Styslinger, III (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K previously filed on November 30, 2011 with the Commission (File No. 000-21393) and incorporated herein by reference).

10.26	Change-In-Control Severance Agreement, dated as of January 23, 2012, by and between SeaChange International, Inc. and Michael Bornak (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K previously filed on January 20, 2012 with the Commission (File No. 000-21393) and incorporated herein by reference).

10.27	Separation Agreement and Release of Claims, dated as of February 23, 2012, by and between SeaChange International, Inc. and Yvette Kanouff (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K previously filed on February 23, 2012 with the Commission (File No. 000-21393) and incorporated herein by reference).

21.1*	List of Subsidiaries of the Registrant.

23.1*	Consent of Grant Thornton LLP.

24.1	Power of Attorney (included on signature page).

31.1*	Certification Pursuant to Rule 13a-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification Pursuant to Rule 13a-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase

101.DEF**	XBRL Taxonomy Extension Definition Linkbase

101.LAB**	XBRL Taxonomy Extension Label Linkbase

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase

*	Provided herewith.
**	Pursuant to Rule 406T of Regulation S-T, these interactive data files shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, except as expressly set forth by specific reference in such filing.

