Form 10-K/A
period 2012-01-31
SEACHANGE INTERNATIONAL INC
filed 2012-04-06
CIK 1019671

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

EXPLANATORY NOTE

We are filing this Amendment No. 1 to our Annual Report on Form 10-K for the fiscal year ended January 31, 2012 (the “Form 10-K”) to correct the signature line of the report of Grant Thornton LLP (the “Report”) set forth on page 50 of the Form 10-K. The Report had been signed by Grant Thornton LLP, but the conformed signature line was inadvertently omitted from the Report when the Form 10-K was filed.

This Amendment No. 1 to the Form 10-K amends Part II, Item 8 of the Form 10-K to include the conformed signature of Grant Thornton LLP in the Report. Other than adding the conformed signature line to the Report, we have made no other changes to Item 8.

Except as described above, this Amendment No. 1 to the Form 10-K does not amend any other information set forth in the Form 10-K, and we have not updated disclosures contained therein to reflect any events that may have occurred at a date subsequent to the date of the Form 10-K.

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

/s/ Grant Thornton LLP

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

Dated: April 6, 2012

SEACHANGE INTERNATIONAL, INC.

By:	/s/ Raghu Rau
Raghu Rau
Chief Executive Officer and Director

EXHIBIT INDEX

Exhibit No.	Description

23.1*	Consent of Grant Thornton LLP.

31.1*	Certification Pursuant to Rule 13a-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification Pursuant to Rule 13a-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase

101.DEF**	XBRL Taxonomy Extension Definition Linkbase

101.LAB**	XBRL Taxonomy Extension Label Linkbase

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase

*	Provided herewith.
**	Pursuant to Rule 406T of Regulation S-T, these interactive data files shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, except as expressly set forth by specific reference in such filing.

