Form 10-Q
period 2012-04-30
SEACHANGE INTERNATIONAL INC
filed 2012-06-07
CIK 1019671

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2012

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

The number of shares outstanding of the registrant’s Common Stock on June 1, 2012 was 32,818,087.

SEACHANGE INTERNATIONAL, INC.

Table of Contents

		Page

PART I. FINANCIAL INFORMATION

Item 1.	Unaudited Financial Statements

	Consolidated Balance Sheets at April 30, 2012 and January 31, 2012	3

	Consolidated Statements of Operations and Comprehensive Income for the three months ended April 30, 2012 and April 30, 2011	4

	Consolidated Statements of Cash Flows for the three months ended April 30, 2012 and April 30, 2011	5

	Notes to Consolidated Financial Statements	6-15

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15-23

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	23-24

Item 4.	Controls and Procedures	24

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	25

Item 1A.	Risk Factors	25

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	25-26

Item 6.	Exhibits	26

SIGNATURES		27

PART I – FINANCIAL INFORMATION

ITEM 1. Financial Statements

SEACHANGE INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

(unaudited)

	April 30,	January 31,
	2012	2012

Assets
Current assets:
Cash and cash equivalents	$82,661	$80,585
Restricted cash	1,700	1,200
Marketable securities	3,567	7,855
Accounts receivable, net of allowance for doubtful accounts of $972 at April 30, 2012 and January 31,2012, respectively	30,279	42,811
Unbilled receivables	1,181	3,963
Inventories	11,167	10,218
Prepaid expenses and other current assets	8,161	5,970
Assets held for sale	646	646
Deferred tax assets	819	2,065
Current assets related to discontinued operations	14,508	14,206
Total current assets	154,689	169,519
Property and equipment, net	19,934	20,162
Marketable securities, long-term	7,237	4,140
Investments in affiliates	2,918	3,013
Intangible assets, net	21,132	22,432
Goodwill	44,604	44,414
Other assets	2,446	1,515
Non-current assets related to discontinued operations	17,210	33,657
Total assets	$270,170	$298,852
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$7,845	$8,214
Other accrued expenses	10,178	13,345
Customer deposits	2,888	3,067
Deferred revenues	25,210	31,097
Current liabilities related to discontinued operations	11,980	10,805
Total current liabilities	58,101	66,528
Deferred revenue, long-term	3,268	4,638
Other liabilities, long-term	7,496	8,464
Taxes payable, long-term	3,114	3,043
Deferred tax liabilities, long-term	3,413	4,502
Non-current liabilities related to discontinued operations	927	739
Total liabilities	76,319	87,914

Commitments and contingencies (Note 10)

Stockholders equity:
Common stock, $0.01 par value;100,000,000 shares authorized; 32,534,444 and 31,876,815 shares issued; 32,494,660 and 31,837,031 shares outstanding, respectively	328	326
Additional paid-in capital	215,286	213,880
Treasury stock, at cost 102,784 and 39,784 common shares, respectively	(505)	(1)
Accumulated (loss) income	(13,104)	6,507
Accumulated other comprehensive loss	(8,154)	(9,774)
Total stockholders’ equity	193,851	210,938
Total liabilities and stockholders’ equity	$270,170	$298,852

The accompanying notes are an integral part of these consolidated financial statements.

SEACHANGE INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(in thousands, except share data)

(unaudited)

	Three Months Ended
	April 30,
	2012	2011
Revenues:
Products	$11,926	$17,353
Services	24,699	22,816
Total revenues	36,625	40,169
Cost of revenues:
Products	4,076	6,173
Services	12,397	11,958
Total cost of revenues	16,473	18,131
Gross profit	20,152	22,038
Operating expenses:
Research and development	10,071	10,066
Selling and marketing	4,265	6,566
General and administrative	5,978	5,334
Amortization of intangibles	978	790
Acquisition costs	60	53
Restructuring costs	(28)	-
Total operating expenses	21,324	22,809
Loss from operations	(1,172)	(771)
Other income, net	46	157
Gain on sale of investment in affiliates	814	-
Loss before income taxes and equity income in earnings of affiliates	(312)	(614)
Income tax expense (benefit)	1	(126)
Equity income in earnings of affiliates, net of tax	27	86
Loss from continuing operations	(286)	(402)
(Loss) income from discontinued operations, net of tax	(19,325)	18
Net loss	$(19,611)	$(384)
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustment	$1,635	$5,043
Unrealized loss on marketable securities	(13)	(26)
Comprehensive (loss) income	$(17,989)	$4,633

Loss per share:
Basic loss per share	$(0.60)	$(0.01)
Diluted loss per share	$(0.60)	$(0.01)
Loss per share from continuing operations:
Basic loss per share	$(0.01)	$(0.01)
Diluted loss per share	$(0.01)	$(0.01)
Loss per share from discontinued operations:
Basic loss per share	$(0.59)	$0.00
Diluted loss per share	$(0.59)	$0.00
Weighted average common shares outstanding:
Basic	32,544	31,934
Diluted	32,544	31,934

The accompanying notes are an integral part of these consolidated financial statements.

SEACHANGE INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended
	April 30,
	2012	2011
Cash flows from operating activities:
Net loss	$(19,611)	$(384)
Net loss (income) from discontinued operations	19,325	(18)
Adjustments to reconcile net (loss) income to net cash provided by continuing operating activities:
Depreciation and amortization of fixed assets	1,353	1,346
Amortization of intangibles and capitalized software	1,503	1,391
Inventory valuation charge	101	144
Provision for doubtful accounts receivable	-	(40)
Discounts earned and amortization of premiums on marketable securities	28	11
Equity loss in earnings of affiliates	(27)	(86)
Gain on sale of investment in affiliates	(814)	-
Stock-based compensation expense	1,028	1,310
Deferred income taxes	224	283
Changes in operating assets and liabilities:
Accounts receivable	9,979	4,681
Unbilled receivables	4,855	122
Inventories	(1,253)	(768)
Prepaid expenses and other assets	475	(846)
Accounts payable	(393)	(1,588)
Accrued expenses	(5,122)	(59)
Customer deposits	(179)	(1,270)
Deferred revenues	(7,307)	90
Other	(660)	674
Net cash (used in) provided by discontinued operations	(478)	1,723
Net cash provided by operating activities from continuing operations	3,027	6,716
Cash flows from investing activities:
Purchases of property and equipment	(633)	(340)
Purchases of marketable securities	(6,951)	(3,554)
Proceeds from sale and maturity of marketable securities	8,101	4,552
Proceeds from sale of investment in affiliates	814	-
Acquisition of businesses and payment of contingent consideration, net of cash acquired	(1,476)	(3,000)
(Deposit) release of restricted cash	(500)	136
Net cash used in investing activities of discontinued operations	(250)	(296)
Net cash used in investing activities from continuing operations	(895)	(2,502)
Cash flows from financing activities:
Purchase of treasury stock	(504)	-
Proceeds from issuance of common stock relating to stock option exercises	280	1,381
Net cash (used in) provided by financing activities	(224)	1,381
Effect of exchange rates on cash	168	421
Net increase in cash and cash equivalents	2,076	6,016
Cash and cash equivalents, beginning of period	80,585	73,145
Cash and cash equivalents, end of period	$82,661	$79,161
Supplemental disclosure of cash flow information:
Income taxes paid	$13	$72
Supplemental disclosure of non-cash activities:
Transfer of items originally classified as inventories to equipment	230	161

The accompanying notes are an integral part of these consolidated financial statements

SEACHANGE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of SeaChange International, Inc. and its subsidiaries (“SeaChange” or the “Company”) in accordance with U.S. generally accepted accounting principles (U.S. GAAP) for interim financial reports and the instructions for Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared under generally accepted accounting principles have been condensed or omitted pursuant to such regulations. However, we believe that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with our most recently audited financial statements and the notes thereto included in our Annual Report on Form 10-K as filed with the SEC. In the opinion of management, the accompanying financial statements include all adjustments necessary to present a fair presentation of the consolidated financial statements for the periods shown. Interim results are not necessarily indicative of the operating results for the full fiscal year or any future periods. The preparation of these financial statements in conformity with U.S. GAAP requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and disclosure of contingent assets and liabilities. Actual results may differ from our estimates. The consolidated financial statements include our accounts and the accounts of our wholly owned subsidiaries. All intercompany transactions and balances have been eliminated. The consolidated financial statements for all periods presented reflect the discontinuation of our former broadcast servers and storage business and On Demand Group (Media Services) as the final closure and sale of these business units occurred on May 4, 2012 and May 21, 2012, respectively. (see Note 5).

2. Significant Accounting Policies

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

Under the software revenue recognition rules, revenue is allocated to the various elements based on Vendor Specific Objective Evidence (“VSOE”) of fair value. Under this method, the total arrangement value is allocated first to undelivered elements, based on their fair values, with the remainder being allocated to the delivered elements. Where fair value of undelivered service elements has not been established, the total arrangement value is recognized over the period during which the services are performed. The amounts allocated to undelivered elements, which may include project management, training, installation, maintenance and technical support and certain hardware and software components, are based upon the price charged when these elements are sold separately and unaccompanied by the other elements. The amount allocated to installation, training and project management revenue is based upon standard hourly billing rates and the estimated time required to complete the service. These services are not essential to the functionality of systems as these services do not alter the equipment’s capabilities, are available from other vendors and the systems are standard products. For multiple element arrangements that include software development with significant modification or customization and systems sales where vendor-specific objective evidence of the fair value does not exist for the undelivered elements of the arrangement (other than maintenance and technical support), percentage of completion accounting is applied for revenue recognition purposes to the entire arrangement with the exception of maintenance and technical support.

Under the revenue recognition rules for tangible products and related services as amended by ASU 2009-13, the fee from a multiple-deliverable arrangement is allocated to each of the deliverables based upon their relative selling prices as determined by a selling-price hierarchy. A deliverable in an arrangement qualifies as a separate unit of accounting if the delivered item has value to the customer on a stand-alone basis. A delivered item that does not qualify as a separate unit of accounting is combined with the other undelivered items in the arrangement and revenue is recognized for those combined deliverables as a single unit of accounting. The selling price used for each deliverable is based upon VSOE if available, third-party evidence (TPE) if VSOE is not available, and best estimate of selling price (BESP) if neither VSOE nor TPE are available. TPE is the price of our or any competitor’s largely interchangeable products or services in stand-alone sales to similarly situated customers. BESP is the price at which we would sell the deliverable if it were sold regularly on a stand-alone basis, considering market conditions and entity-specific factors.

The selling prices used in the relative selling price allocation method for certain of our services are based upon VSOE. The selling prices used in the relative selling price allocation method for third-party products from other vendors are based upon TPE. The selling prices used in the relative selling price allocation method for our hardware products, software, subscriptions, and customized services for which VSOE does not exist are based upon BESP. We do not believe TPE exists for these products and services because they are differentiated from competing products and services in terms of functionality and performance and there are no competing products or services that are largely interchangeable. Management establishes BESP with consideration for market conditions, such as the impact of competition and geographic considerations, and entity-specific factors, such as the cost of the product, discounts provided and profit objectives. We believe that BESP is reflective of reasonable pricing of that deliverable as if priced on a stand-alone basis.

3. Fair Value Measurements

We determine the appropriate classification of debt investment securities at the time of purchase and re-evaluate such designation as of each balance sheet date. Our investment portfolio consists of money market funds, corporate debt investments, asset-backed securities, government-sponsored enterprises, and state and municipal obligations. All highly liquid investments with an original maturity of three months or less when purchased are considered to be cash equivalents. All cash equivalents are carried at cost, which approximates fair value. Our marketable securities are classified as available-for-sale and are reported at fair value with unrealized gains and losses, net of tax, reported in stockholders’ equity as a component of accumulated other comprehensive income or loss. The amortization of premiums and accretion of discounts to maturity are computed under the effective interest method and are included in interest income. Interest on securities is recorded as earned and is also included in interest income. Any realized gains or losses would be shown in the accompanying consolidated statements of operations in other income or expense. We provide fair value measurement disclosures of its available for sale securities in accordance with one of three levels of fair value measurement.

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

Level 2: Observable market based inputs or unobservable inputs that are corroborated by market data.

Level 3: Unobservable inputs that are not corroborated by market data.

Our financial assets and liabilities that are measured at fair value on a recurring basis as of April 30, 2012 are as follows:

	April 30,	Fair Value Measurements Using
	2012	Level 1	Level 2	Level 3
		(in thousands)
Financial assets:
Money market accounts (a)	$5,058	$5,058	$-	$-
U.S. government agency issues (a)	10,804	10,804	-	-
Total assets	$15,862	$15,862	$-	$-

Other liabilities:
Acquisition-related consideration (b)	$10,871	$-	$-	$10,871

(a)	Money market funds and US government agency securities, included in cash and cash equivalents in the accompanying balance sheet, are valued at quoted market prices for identical instruments in active markets.
(b)	The fair value of our contingent consideration arrangement is determined based on our evaluation as to the probability and amount of any earn-out that will be achieved based on expected future performance by the acquired entity, as well as the fair value of fixed purchase price.

The following table sets forth the activity of our Level 1 investments. Investments are classified as Level 1 when there is a current active market:

Level 1
Marketable Securities
(in thousands)
Ending balance January 31, 2012	$11,995
Purchases	6,952
Sales/Maturities	(8,143)
Ending balance April 30, 2012	$10,804

Based on additional information, we have made a revision to reclassify $5.6 million of investments from Level 2 to Level 1 as of January 31, 2012. Management believes the revision is immaterial to the financial statements.

The following table sets forth a reconciliation of assets measured at fair value on a recurring basis with the use of significant unobservable inputs (Level 3) for the three months ended April 30, 2012:

Level 3
Accrued Contingent
Consideration
(in thousands)
Ending balance January 31, 2012	$12,255
Change in fair value of contingent consideration	60
Contingency payment	(1,491)
Translation adjustment	47
Ending balance April 30, 2012	$10,871

The following is a summary of available for sale securities:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
April 30, 2012:
Cash	$77,603	$-	$-	$77,603
Cash equivalents	5,058	-	-	5,058
Cash and cash equivalents	82,661	-	-	82,661
US government agency issues	3,030	36	-	3,066
Corporate debt securities	500	1		501
Marketable securities—short-term	3,530	37	-	3,567

US government agency issues	7,220	17	-	7,237
Marketable securities—long-term	7,220	17	-	7,237
Total cash equivalents and marketable securities	$93,411	$54	$-	$93,465

January 31, 2012:
Cash	$74,226	$-	$-	$74,226
Cash equivalents	6,359	-	-	6,359
Cash and cash equivalents	80,585	-	-	80,585
US government agency issues	6,781	68	-	6,849
Corporate debt securities	1,000	6		1,006
Marketable securities—short-term	7,781	74	-	7,855

US government agency issues	4,126	14	-	4,140
Marketable securities—long-term	4,126	14	-	4,140
Total cash equivalents and marketable securities	$92,492	$88	$-	$92,580

The following is a schedule of the contractual maturities of available-for- sale investments:

	April 30,	January 31,
	2012	2012
	(in thousands)
Investment Maturities:
Less than 1 year	$3,567	$7,855
One to three years	7,237	4,140
	$10,804	$11,995

4. Inventories

Inventory consists primarily of hardware and related component parts and is stated at the lower of cost (on a first-in, first-out basis) or market. Inventories consist of the following:

	April 30,	January 31,
	2012	2012
	(in thousands)
Components and assemblies	$5,681	$6,402
Finished products	5,486	3,816
Total inventory	$11,167	$10,218

5. Discontinued Operations

On May 4, 2012, we completed the sale of the broadcast servers and storage business and received a cash payment, net of certain adjustments, of $4.9 million. The financial results of the broadcast server and storage business for the first quarter of fiscal 2013 was a loss of $2.0 million on revenues of $1.5 million and was included as a discontinued operation in our Consolidated Statement of Operations.

On May 21, 2012, we completed the sale of our Media Services business, On Demand Group (ODG), to Avail Media Inc. for a purchase price of $27 million plus working capital adjustments of approximately $3.2 million in cash less a reduction of certain liabilities of $2.7 million and less $5.7 million cash being held in escrow for a total payment received of $21.8 million. We believe that $4.0 million held in escrow relating to an indemnification will be released to us during our second fiscal quarter of fiscal year 2013. In addition, we received a separate payment of $1.0 million for the payment of certain intercompany indebtedness. Lastly, we incurred investment advisor fees of approximately $1.0 million as well as legal fees, which are expensed as incurred. The financial result of the Media Services business for the first quarter of fiscal 2013 was a loss of $17.3 million which included a non-cash goodwill impairment charge of $17 million. The financial results for this business unit was included as a discontinued operation in our Consolidated Statement of Operations as ODG's results were previously reported as a separate operating segment.

The following table details selected financial information for our former Servers and Storage and Media Services business units:

	Quarter ended April 30, 2012			Quarter ended April 30, 2011
	Servers and Storage	Media Services	Total Discontinued Operations	Servers and Storage	Media Services	Total Discontinued Operations
	(in thousands)			(in thousands)
Revenues:
Products	$839	$-	$839	$1,633	$-	$1,633
Services	705	7,426	8,131	1,354	8,904	10,258
Total revenues	$1,544	$7,426	$8,970	$2,987	$8,904	$11,891
Loss from discontinued operations:
(Loss) income from discontinued operations, before tax	$(2,019)	$(17,188)	$(19,207)	$(615)	$752	$137
Income tax expense (benefit)	25	(49)	(24)	25	102	127
Loss in investment in affiliates	-	(142)	(142)	-	8	8
(Loss) income from discontinued operations, after tax	$(2,044)	$(17,281)	$(19,325)	$(640)	$658	$18

The major classes of assets and liabilities related to discontinued operations are as follows:

	April 30, 2012			January 31, 2012
	Servers and Storage	Media Services	Total Discontinued Operations	Servers and Storage	Media Services	Total Discontinued Operations
	(in thousands)			(in thousands)
Assets
Current assets:
Cash	$-	$-	$-	$-	$-	$-
Accounts receivable	-	8,734	8,734	-	8,372	8,372
Inventories, net	2,592	-	2,592	2,940	-	2,940
Prepaid expenses and other current assets	59	3,123	3,182	170	2,724	2,894
Total current assets related to discontinued operations	2,651	11,857	14,508	3,110	11,096	14,206
Non current assets:
Goodwill	594	2,932	3,526	594	19,226	$19,820
Intangibles	-	1,335	1,335	-	1,329	1,329
Property and equipment, net	1,199	10,675	11,874	1,653	10,404	12,057
Other assets	105	370	475	108	343	451
Total non-current assets related to discontinued operations	$1,898	$15,312	$17,210	$2,355	$31,302	$33,657

Liabilities
Current liabilities:
Accounts payable	$-	$1,394	$1,394	$-	$1,148	$1,148
Accrued expenses	-	7,125	7,125	-	6,140	6,140
Deferred revenues	2,582	657	3,239	2,779	738	3,517
Other current liabilities	-	222	222		-	-
Total current liabilities related to discontinued operations	$2,582	$9,398	$11,980	$2,779	$8,026	$10,805
Non current liabilities:
Other non-current liabilities	-	927	927	-	739	739
Total non current liabilities related to discontinued operations	$-	$927	$927	$-	$739	$739

6. Goodwill and Intangible Assets

Goodwill

Changes in the carrying amount of goodwill for the first three months of fiscal 2012 were as follows:

Goodwill
(in thousands)
Balance at January 31, 2012	$44,414
Cumulative translation adjustment	190
Balance at April 30, 2012	$44,604

In late April and early May of 2012, as we were nearing a pending business transaction to sell the ODG business, we performed an impairment test of goodwill and long-lived assets of the Media Services segment. Based on our evaluation and the final selling price as well as other deal terms that were agreed to in the final purchase agreement executed on May 21, 2012, the carrying amount of goodwill in our former Media Services business exceeded the implied fair value, and thus resulted in a $17 million impairment charge which we recorded as part of our discontinued operating results as of April 30, 2012.

The goodwill balance excludes $594,000 of goodwill assigned to the divestiture of our broadcast storage and servers business unit and $2.9 million of goodwill assigned to the divestiture of our Media Services business unit that are included in non-current assets related to discontinued operations.

Intangible Assets

Intangible assets consisted of the following:

		April 30, 2012			January 31, 2012
	Weighted average remaining life (Years)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
		(in thousands)			(in thousands)
Finite-lived intangible assets:
Customer contracts	5.7	$31,859	$(16,560)	$15,299	$31,758	$(15,726)	$16,032
Non-compete agreements	1.3	2,689	(2,014)	675	2,673	(1,869)	804
Completed technology	4.4	11,312	(6,510)	4,802	11,259	(6,048)	5,211
Trademarks and other	1.3	1,718	(1,562)	156	1,715	(1,530)	185
Total finite-lived intangible assets		$47,578	$(26,646)	$20,932	$47,405	$(25,173)	$22,232
Infinite-lived intangible assets:
Trade names	Infinite	$200	$-	$200	200		$200
Total infinite-lived intangible assets		$200	$-	$200	$200	$-	$200
Total intangible assets		$47,778	$(26,646)	$21,132	$47,605	$(25,173)	$22,432

Estimated future amortization expenses related to the above intangible assets at April 30, 2012 are as follows:

Fiscal Year	(in thousands)
2013 (for the remaining nine months ending January 31, 2013)	$4,248
2014	4,485
2015	4,168
2016	3,332
2017 and thereafter	4,699
Total	$20,932

7. Commitments and Contingencies

ARRIS Litigation

On July 31, 2009, ARRIS Group, Inc. (“ARRIS”) filed a contempt motion in the U.S. District Court for the District of Delaware against SeaChange International relating to U.S. Patent No 5,805,804 (the “804 patent”), a patent in which ARRIS has an ownership interest. In its motion, ARRIS is seeking further patent royalties and the enforcement of the permanent injunction entered by the Court on April 6, 2006 against certain SeaChange products. On August 3, 2009, SeaChange filed a complaint seeking a declaratory judgment from the Court that its products do not infringe the ‘804 patent and asserting certain equitable defenses. On June 4, 2010, the Court entered an Order staying the declaratory judgment action pending resolution of the contempt proceeding. On September 2, 2011, the Court entered an Order in which it concluded that a contempt proceeding is the appropriate procedure for resolving the parties’ dispute and that further factual and legal determinations would be necessary. On March 1, 2012, the Court conducted a hearing at which the parties submitted additional information. No determinations were made by the Court at the hearing as to liability, and the parties have submitted post-hearing briefs. We believe that our products do not infringe on the ‘804 patent and that we have meritorious defenses against the suit, however, the ultimate resolution of the matter is not reasonably estimable at this time, but could result in a material liability for us.

Indemnification and Warranties

We provide indemnification, to the extent permitted by law, to our officers, directors, employees and agents for liabilities arising from certain events or occurrences while the officer, director, employee, or agent is or was serving at our request in such capacity. With respect to acquisitions, we provide indemnification to or assume indemnification obligations for the current and former directors, officers and employees of the acquired companies in accordance with the acquired companies’ bylaws and charter. As a matter of practice, we have maintained directors' and officers’ liability insurance including coverage for directors and officers of acquired companies.

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

We warrant that our products, including software products, will substantially perform in accordance with our standard published specifications in effect at the time of delivery. Most warranties have at least a one year duration that generally commence upon installation. In addition, we provide maintenance support to our customers and therefore allocate a portion of the product purchase price to the initial warranty period and recognize revenue on a straight line basis over that warranty period related to both the warranty obligation and the maintenance support agreement. When we receive revenue for extended warranties beyond the standard duration, it is deferred and recognized on a straight line basis over the contract period. Related costs are expensed as incurred.

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

With respect to our agreements covering product, business or entity divestitures and acquisitions, we provide certain representations and warranties and agree to indemnify and hold such purchasers harmless against breaches of such representations, warranties and covenants. With respect to our acquisitions, we may, from time to time, assume the liability for certain events or occurrences that took place prior to the date of acquisition.

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

8. Restructuring

The following amounts are reported as a component of accrued liabilities on the Balance Sheet as of April 30, 2012 as follows:

(in thousands)	Severance
Accrual balance as of January 31, 2012	$2,225
Severence charges accrued	96
Severance costs paid	(1,193)
Accrual balance as of April 30, 2012	$1,128

During fiscal 2012, we took actions to lower our cost structure as we strive to improve our financial performance and incurred restructuring charges totaling $3.3 million including severance costs of $2.8 million for the termination of 33 employees. The expected completion date will be within the fourth quarter of fiscal 2013.

9. Stock-Based Compensation and Stock Incentive Plans

2011 Stock Plan.

On July 20, 2011 our stockholders approved the adoption of our 2011 Compensation and Incentive Plan (the “2011 Plan”) under which a number shares of common stock equal to 2.8 million plus the number of expired, terminated, surrendered or forfeited awards under the Amended and Restated 2005 Equity Compensation and Incentive Plan (the“ 2005 Plan”) subsequent to July 20, 2011 were authorized, and we terminated the Amended and Restated 2005 Equity Compensation and Incentive Plan. The 2011 Plan provides for the grant of incentive stock options, nonqualified stock options, restricted stock, restricted stock units, and other equity based non stock option awards as determined by the plan administrator by officers, employees, consultants and directors of the Company. We may satisfy awards upon the exercise of stock options or vesting of restricted stock units with newly issued shares or treasury shares. The Board of Directors is responsible for the administration of the 2011 Plan and determining the term of each award, award exercise price, the number of shares for which each award is granted and the rate at which each award vests.

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

Stock-based compensation cost is measured at the grant date at the fair value of the award and is recognized over the employee’s requisite service period. The following table presents total stock-based compensation included in the Consolidated Statement of Income:

	Three Months Ended
	April 30,
	2012	2011
	(in thousands)
Cost of revenues	$117	$151
Research and development	116	122
Selling and marketing	132	426
General and administrative	663	611
Total stock-based compensation	1,028	1,310

10. Treasury Stock

On March 28, 2012, our Board of Directors authorized the repurchase of up to $25.0 million of its common stock, par value $.01 per share, through a share repurchase program. The repurchase program terminates on January 31, 2013. As authorized by the program, shares may be purchased in the open market or through privately negotiated transactions in a manner consistent with applicable securities laws and regulations, including pursuant to a Rule 10b5-1 plan maintained by us. This share repurchase program does not obligate us to acquire any specific number of shares and may be suspended or discontinued at any time. All repurchases are expected to be funded from our current cash and investment balances. The timing and amount of the shares to be repurchased will be based on market conditions and other factors, including price, corporate and regulatory requirements and alternative investment opportunities. There were 63,000 shares repurchased for $504,000 during the three months ended April 30, 2012.

11. Significant Customers and Geographic Information

The following summarizes revenues by significant customer where such revenue exceeded 10% of total revenues for the indicated period:

	Three Months Ended
	April 30,
	2012	2011
Customer A	16%	24%
Customer B	11%	11%

The following table summarizes revenues by geographic locations:

	Three Months Ended
	April 30,
	2012		2011
	Amount	%	Amount	%
	(in thousands, except percentages)
Revenues by customers' geographic locations:
North America	$23,428	64%	$25,595	64%
Europe and Middle East	10,290	28%	11,800	29%
Latin America	2,754	8%	1,474	4%
Asia Pacific and other international locations	153	0%	1,300	3%
Total	$36,625		$40,169

On April 30, 2012, two customers accounted for approximately 24% and 14%, respectively, of the accounts receivable and unbilled receivables balances, and at January 31, 2012, these same two customers accounted for 15% and 19%, respectively, of our accounts receivable and unbilled receivables balances.

12. Income Taxes

For the three months ended April 30, 2012, we recorded income tax expense of $1,000 on a loss before tax of $312,000 for continuing operations.

The difference between the forecasted effective tax rate and the federal statutory rate of 35% is primarily due to the differential in foreign tax rates and losses not benefitted.

The Company regularly reviews its tax positions in each significant taxing jurisdiction in the process of evaluating its unrecognized tax benefits. The Company make adjustments to its unrecognized tax benefits when: i) facts and circumstances regarding a tax position change, causing a change in management’s judgment regarding that tax position; ii) a tax position is effectively settled with a tax authority; and/or iii) the statute of limitations expires regarding a tax position.

13. Loss Per Share

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

For the three months ended April 30, 2012 and 2011, there were 1,616,207 and 1,932,693 shares of common stock equivalents, respectively, would have been anti-dilutive based on our stock price being lower than the option exercise price.

Below is a summary of the shares used in calculating basic and diluted income per share for the periods indicated:

	Three Months Ended
	April 30,
	2012	2011
	(in thousands)
Weighted average shares used in calculating earnings per share—Basic and diluted	32,544	31,934

14. Related Party

On September 1, 2009, we completed our acquisition of eventIS Group B.V. (“eventIS”) from a holding company in which Erwin van Dommelen, elected President of SeaChange Software in March 2010, has a 31.5% interest. We have made cash payments to date to the holding company of $41.0 million and issued 227,041 of restricted common shares, 75,018 of which will vest in equal installments over three years beginning fiscal 2011 and 152,023 which will vest in equal installments over three years beginning in fiscal 2012. We are obligated to make payments of approximately $137,000 in cash on each of September 1, 2012 and September 1, 2013 and an additional payment in an aggregate amount of $2.8 million with $1.7 million payable in cash and $1.1 million payable by the issuance of restricted shares of our common stock on September 1, 2012. We have also accrued $1.8 million for additional payments that may become due under the earn-out provisions of the eventIS share purchase agreement, which will be paid to the holding company if certain performance goals are met.

On April, 5, 2012, we purchased 63,000 shares from our former CEO, William Styslinger, III. The consideration for these shares totaled $504,000 at the then current market price of $8.00 per share.

15. Recently Adopted Accounting Standard Updates

Other Comprehensive Income

The amendments in ASU 2011-05 revise the manner in which companies present comprehensive income in their financial statements in order to make U.S. GAAP and international standards more consistent. This ASU requires companies to report the components of comprehensive income in either a continuous statement of comprehensive income or in two separate but consecutive statements. In the two-statement approach, the first statement would present the components of net income, similar to our current Consolidated Statements of Operations, while the second statement would include the components of other comprehensive income, as well as a cumulative total for comprehensive income. We elected to use the continuous statement approach.

In December 2011, the Financial Accounting Standards Board (“FASB”) issued ASU 2011-12 to defer the requirement under ASU 2011-05 to present reclassification adjustments by component in both the statement where net income is presented and the statement where other comprehensive income is presented. This deferral was prompted by users’ concerns that the presentation requirements would be costly to implement and could add unnecessary complexity to financial statements.

Neither of these ASU’s changes the items that must be reported in other comprehensive income. The only impact from adoption was disclosure of other comprehensive income on the face of the Consolidated Statement of Operations.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following information should be read in conjunction with the unaudited consolidated financial information and the notes thereto included in this Quarterly Report on Form 10-Q. In addition to historical information, the following discussion and other parts of this Quarterly Report contain forward-looking statements, as that term is defined in the Private Securities Litigation Reform Act of 1995, which involve risks and uncertainties. You should not place undue reliance on these forward-looking statements. Actual events or results may differ materially due to competitive factors and other factors referred to in Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for our fiscal year ended January 31, 2012 and elsewhere in this Quarterly Report. These factors may cause our actual results to differ materially from any forward-looking statement.

Overview

We are a global leader in the delivery of multi-screen video. Our products and services facilitate the aggregation, licensing, storage, management and distribution of video, television programming, and advertising content to cable system operators, telecommunications companies and broadcast television companies.

During the first three months of fiscal 2013, we continued to execute on our strategy and transformation to become a pure-play software company by divesting both our former servers and storage and media services business units while generating a significant amount of cash which now allows us to focus solely on our software business. We also continue to shift our research and development resources from our declining legacy products to our next generation software products. As such, we are investing and expanding our current resources to develop our new next generation software platforms for our back office (Adrenalin), advertising (Infusion and AdPulse) and home gateway (Nucleus) product offerings, as our number one focus is to provide superior service and cost-saving products to our customers. We will also continue to invest in technologies that will help make us an industry leader in multi-screen video, such as the recently announced licensing of APRICO content recommendation source code and other intellectual property from Royal Phillips Electronics. This agreement allows us to tightly integrate state-of-the-art personalized content-aware and collaborative recommendation functionality into our Adrenalin product. The future financial performance will be dependent on our success in developing and selling the next generation products and technologies on a timely basis.

In addition, we continue to review all areas of our operating costs in order to lower our overall cost structure and streamline operations in order to improve our profitability. We took a significant step last year by announcing $5 million in annualized cost savings that we began to realize at the start of this quarter as a result of staff reductions in the area of marketing and sales as well as the reduction of certain senior executive positions in the fourth quarter of last year. We achieved further significant annual operating expense reductions of approximately $8 million with the divesture of our broadcast servers and storage business. In addition, we look to achieve an additional $2 million in annualized cost savings over the next two quarters. We will continue our efforts to acquire or invest in new technologies that expand our product offerings while exploring new and adjacent markets, such as IPTV and mobile operators.

Following the divestiture of the broadcast servers and storage product lines, the Software and VOD reporting segment server product line was organized in one business reporting segment. Subsequent to the further divestiture of our Media Services reporting segment, we will not report business segments due to the nature of the products offered to customers, the market characteristics of each operating segment and our management structure.

We have experienced fluctuations in our revenues from quarter to quarter due to the following:

•	the budgetary approvals from the customer for capital purchases;
•	the ability to process the purchase order within the customer’s organization in a timely manner;
•	the availability of the product;
•	the time required to deliver and install the product; and
•	the customer’s acceptance of the products and services.

In addition, many customers may delay or reduce capital expenditures. This, together with other factors, could result in reductions in sales of our products, longer sales cycles, difficulties in collection of accounts receivable, excess and obsolete inventory, gross margin deterioration, slower adoption of new technologies, increased price competition and supplier difficulties.

Our operating results are significantly influenced by a number of factors, including the mix of products sold and services provided, pricing, costs of materials used in our products, and the expansion of our operations during the fiscal year. We price our products and services based upon our costs and consideration of the prices of competitive products and services in the marketplace. As a result of the growth of our business, our operating expenses have historically increased in the areas of research and development, selling and marketing, and administration. In the current state of the economy, we currently expect that customers may still have limited capital spending budgets as we believe they are dependent on advertising revenues to fund their capital purchases. Accordingly, we expect our financial results to vary from quarter to quarter and our historical financial results are not necessarily indicative of future performance. In light of the higher proportion of our international business, we expect movements in foreign exchange rates to have a greater impact on our financial condition and results of operations in the future.

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

The selling prices used in the relative selling price allocation method for certain of our services are based upon VSOE. The selling prices used in the relative selling price allocation method for third-party products from other vendors are based upon TPE. The selling prices used in the relative selling price allocation method for our hardware products, software, subscriptions, and customized services for which VSOE does not exist are based upon BESP. We do not believe TPE exists for these products and services because they are differentiated from competing products and services in terms of functionality and performance and there are no competing products or services that are largely interchangeable. We establish BESP with consideration for market conditions, such as the impact of competition and geographic considerations, and entity-specific factors, such as the cost of the product, discounts provided and profit objectives. Management believes that BESP is reflective of reasonable pricing of that deliverable as if priced on a stand-alone basis.

Three Months Ended April 30, 2012 Compared to the Three Months Ended April 30, 2011

The following table sets forth statement of operations data for the three months ended April 30, 2012 and 2011.

	Three Months Ended
	April 30,
	2012	2011
	(in thousands)
Revenues:
Products	$11,926	$17,353
Services	24,699	22,816
	36,625	40,169

Costs and expenses:
Cost of product revenues	4,076	6,173
Cost of services revenues	12,397	11,958
Research and development	10,071	10,066
Selling and marketing	4,265	6,566
General and administrative	5,978	5,334
Amortization of intangibles	978	790
Acquisition costs	60	53
Restructuring	(28)	-
Loss from operations	(1,172)	(771)
Other income, net	46	157
Gain on sale of investment in affiliates	814	-
Loss before income taxes and equity income in earnings of affiliates	(312)	(614)
Income tax provision (benefit)	1	(126)
Equity income in earnings of affiliates, net of tax	27	86
Net loss	$(286)	$(402)

Revenues

The following table summarizes information about our reportable segment revenues for the three months ended April 30, 2012 and 2011.

	Three Months Ended
	April 30,
	2012	2011	%
	(in thousands, except for percentage data)
Software Revenues:
Products	$11,926	$17,353	(31.3)%
Services	24,699	22,816	8.3%
Total revenues	36,625	40,169	(8.8)%
Cost of product revenues	4,076	6,173	(34.0)%
Cost of service revenues	12,397	11,958	3.7%
Total cost of revenues	16,473	18,131	(9.1)%
Gross Margin	$20,152	$22,038	(8.6)%
Gross Margin percentage	55.0%	54.9%	0.1%

Product Revenue. Our product revenue decreased 31% to $11.9 million for the first quarter of fiscal 2013 from $17.4 million for the first quarter of fiscal 2012. The year over year decrease of $5.4 million in product revenues was due to lower VOD software license and advertising product revenues of $6.6 million primarily related to lower demand from our North American customers. The lower software product revenue was partially offset by higher VOD server revenues to a large North American customer.

Service Revenue. Our service revenues increased 8.3% to $24.7 million for the first quarter of fiscal 2013 from $22.8 million in the first quarter of fiscal 2012. The $1.9 million increase in service revenues year over year was due to the higher In-Home Services revenues partially offset by lower VOD and Advertising maintenance revenues from our domestic customers.

For the first quarter of fiscal 2013 and 2012, two customers accounted for 27% and 35% of our total revenues, respectively. We believe that a significant amount of our revenues will continue to be derived from a limited number of customers.

International sales accounted for approximately 39% and 41% of total revenues in the first quarter of fiscal 2013 and 2012, respectively. We expect that international products and services revenues will be a significant portion of our business in the future.

Gross Margin. Costs of product revenues consist primarily of the cost of purchased material components and subassemblies, labor and overhead relating to the final assembly and testing of complete systems and related expenses, and labor and overhead costs related to software development contracts. Our gross margin in both the first quarter of fiscal 2013 and 2012 was flat at 55% as a percentage of revenue.

Research and Development. Our research and development expenses consist primarily of employee costs, which include salaries, benefits and related payroll taxes, depreciation of development and test equipment and an allocation of related facility expenses. Research and development expenses were relatively flat at $10.1 million quarter over quarter as we continue to ramp up our next generation product offerings.

Selling and Marketing. Our selling and marketing expenses consist primarily of payroll costs, which include salaries and related payroll taxes, benefits and commissions, travel expenses and certain promotional expenses. Selling and marketing expenses decreased from $6.6 million, or 16% of total revenues in the first quarter of fiscal 2012, to $4.3 million, or 12% of total revenues, in the first quarter of fiscal 2013. The decrease of $2.4 million was primarily due to reductions in headcount during our fourth quarter of last year and lower commission expense resulting from lower first quarter 2013 revenues.

General and Administrative. Our general and administrative expenses consist primarily of employee costs, which include salaries and related payroll taxes and benefit related costs, legal and accounting services and an allocation of related facilities expenses. In the first quarter of fiscal 2013, general and administrative expenses increased to $6.0 million, or 16% of total revenues, from $5.3 million, or 13% of total revenues in the first quarter of fiscal 2012. The increase of $700,000 in general and administrative expense is due to higher legal and professional fees associated with the sale of the broadcast servers and storage product line and the sale of the Media Services segment of $350,000 along with higher stock compensation expenses of $350,000.

Amortization of Intangibles. Our amortization expense is primarily related to the costs of acquired intangible assets. Amortization is also based on the future economic value of the related intangible assets which is generally higher in the earlier years of the assets’ lives. Amortization expense of $446,000 and $510,000 for the first quarter of fiscal 2013 and 2012, respectively, was charged to cost of sales, Amortization expense charged to operating expenses increased to $978,000 in the first quarter of fiscal 2013 from $790,000 in the first quarter of fiscal 2012. Total amortization of intangible assets was $1.4 million and $1.3 million for the first quarter of fiscal 2013 and 2012, respectively.

Gain on sale of investment in affiliates. The gain on sale of investment represents the residual gain and cash received from escrow from the sale of our former investment in In-SiteOne.

Income Tax Provision. For the three months ended April 30, 2012, the provision for income taxes from continuing operations was $1,000 on a loss before tax of $312,000.

The difference between the forecasted effective tax rate and the federal statutory rate of 35% is primarily due to the differential in foreign tax rates and losses not benefitted.

The effective tax rate is based upon the estimated income for the year, the composition of income in different countries and adjustments, if any, in the applicable quarterly periods for the potential tax consequences, benefits, resolution of tax audits or other tax contingencies. Our income tax provision or benefit consists of federal, foreign and state income taxes.

Non-GAAP Measures.

Beginning with the first quarter of fiscal 2013, we changed our reported non-GAAP measure of financial performance to both non-GAAP income from operations and adjusted EBITDA. We define non-GAAP income from operations as GAAP operating income or loss plus stock-based compensation expenses, amortization of intangible assets and capitalized software, expenses related to acquisitions and divestitures, and restructuring costs. We define adjusted EBITDA as loss from continuing operations before net income tax expense (benefit), net interest income and expense, depreciation expense, amortization of intangible assets and capitalized software, stock-based compensation expense, expenses related to acquisitions and divestitures, professional fees associated with litigation, gain on sale of investment in affiliates and restructuring costs. In periodic communications, we have discussed non-GAAP income from operations and also believe that adjusted EBITDA are both important measures that are not calculated according to U.S. generally accepted accounting principles (“GAAP”). We use non-GAAP income from operations and adjusted EBITDA in internal forecasts and models when establishing internal operating budgets, supplementing the financial results and forecasts reported to our board of directors, determining a component of bonus compensation for executive officers and other key employees based on operating performance and evaluating short-term and long-term operating trends in our operations. We believe that non-GAAP income from operations and adjusted EBITDA financial measures assist in providing an enhanced understanding of our underlying operational measures to manage the business, to evaluate performance compared to prior periods and the marketplace, and to establish operational goals. We believe that these non-GAAP financial adjustments are useful to investors because they allow investors to evaluate the effectiveness of the methodology and information used by management in our financial and operational decision-making.

Non-GAAP income from operations and adjusted EBITDA are non-GAAP financial measures and should not be considered in isolation or as a substitute for financial information provided in accordance with GAAP. These non-GAAP financial measures may not be computed in the same manner as similarly titled measures used by other companies. We expect to continue to incur expenses similar to the non-GAAP income from operations and adjusted EBITDA financial adjustments described above, and investors should not infer from our presentation of this non-GAAP financial measure that these costs are unusual, infrequent or non-recurring.

The following table reconciles our GAAP loss from operations, the most directly comparable GAAP financial measure to our non-GAAP Income from Operations:

Reconciliation to GAAP - Quarter Ended April 30, 2012
						Diluted EPS
		Gross		Loss/Income	Operating	from
(In Thousands, except per	Gross	Profit	Operating	From	Loss/Income	Income from
share amount)	Profit	Percentage	Expenses	Operations	Percentage	Operations

GAAP reported results	$20,152	55.0%	$21,324	$(1,172)	-3.2%	$(0.04)
Stock based compensation expense	117	0.3%	(911)	1,028	2.8%	$0.03
Amortization of intangible assets and capitalized software	514	1.4%	(989)	1,503	4.1%	$0.06
Expenses related to acquisitions and divestitures	-	0.0%	(451)	451	1.2%	$0.01
Restructuring costs	-	0.0%	28	(28)	-0.1%	$-
Non-GAAP financial results	$20,783	56.7%	$19,001	$1,782	4.9%	$0.06

Weighted Shares Outstanding						32,544

Reconciliation to GAAP - Quarter Ended April 30, 2011
						Diluted EPS
		Gross		Loss/Income	Operating	from
(In Thousands, except per	Gross	Profit	Operating	From	Loss/Income	Income from
share amount)	Profit	Percentage	Expenses	Operations	Percentage	Operations

GAAP reported results	$22,038	54.9%	$22,809	$(771)	-1.9%	$(0.02)
Stock based compensation expense	151	0.4%	(1,159)	1,310	3.3%	$0.04
Amortization of intangible assets and capitalized software	593	1.5%	(798)	1,391	3.5%	$0.04
Expenses related to acquisitions and divestitures	-	0.0%	(112)	112	0.3%	$0.00
Non-GAAP financial results	$22,782	56.7%	$20,740	$2,042	5.1%	$0.06

Weighted Shares Outstanding						31,934

The following table reconciles our income from continuing operations, the most directly comparable GAAP financial measure to our adjusted EBITDA:

	Three Months Ended
	April 30,
	2012	2011
	(in thousands)
Adjusted EBITDA:
Loss from continuing operations	$(286)	$(402)
Income tax expense (benefit)	1	(126)
Net interest income and expense	(38)	(97)
Depreciation expense	1,353	1,346
Amortization of intangible assets and capitalized software	1,503	1,391
EBITDA	2,533	2,112
Stock-based compensation expense	1,028	1,310
Expenses related to acquisitions and divestitures	451	112
Professional fees associated with litigation	558	582
Gain on sale of investment in affiliates	(814)	-
Restructuring costs	(28)	-
Adjusted EBITDA	$3,728	$4,116

Income tax expense (benefit). Our GAAP income tax expense can fluctuate materially from period to period due to tax adjustments that have no relation to underlying operating performance. We feel that exclusion of income tax expense allows comparisons of operating results that are consistent across past, present and future periods.

Interest income and expense. We receive interest income on investments and incur interest expense on tax adjustments. These charges may vary from period to period due to changes in interest rates driven by general market.

Depreciation expense. We incur depreciation expense related to capital assets purchased to support the ongoing operations of the business. These assets are recorded at cost and are depreciated using the straight-line method over the useful life of the asset. Purchases of such assets may vary significantly from period to period and without any correlation to underlying operating performance. Management believes that exclusion of depreciation expense allows comparisons of operating results that are consistent across past, present and future periods.

Amortization of intangible assets and capitalized software. We incur amortization expense of intangibles related to various acquisitions that have been made in recent years. These intangible assets are valued at the time of acquisition, are then amortized over a period of several years after the acquisition and generally cannot be changed or influenced by management after the acquisition. We believe that exclusion of these expenses allows comparisons of operating results that are consistent over time for both the Company’s newly-acquired and long-held businesses.

Stock-based compensation expense. We incur expenses related to stock-based compensation included in our GAAP presentation of cost of revenues, selling, general and administrative expense and research and development expense. Although stock-based compensation is an expense of the Company and viewed as a form of compensation, these expenses vary in amount from period to period, and are affected by market forces that are difficult to predict and are not within the control of management, such as the market price and volatility of our shares, risk-free interest rates and the expected term and forfeiture rates of the awards.

Expenses related to acquisitions and divestitures. Some acquisition related expenses are considered to be non-recurring expenses by management for items such as the professional costs associated with selling a business unit and acquisitions. Acquisitions costs consist of transaction costs and changes in fair value related to contingent consideration.

Professional fees associated with litigation. We have excluded the effect the legal expenses associated with litigation because the amount and timing of these expenses are largely beyond our control.

Gain on sale of investment in affiliates. We have excluded the residual gain from the prior sale of our investment in In-Site One.

Restructuring. We incurred charges due to the restructuring of our business including severance charges, resulting from the restructuring and any changes due to revised estimates, which we generally would not have otherwise incurred in the periods presented as part of our continuing operations.

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

Liquidity and Capital Resources

Historically, we have financed our operations and capital expenditures primarily with cash on-hand. Cash, restricted cash, and marketable securities increased from $93.8 million at January 31, 2012 to $95.2 million at April 30, 2012. The increase in cash and marketable securities in the first quarter of fiscal 2013 was primarily the result of non-cash expenses of $4.1 million such as depreciation, amortization, and stock compensation partially offset by the payment of contingent consideration of $1.5 million and a $500,000 deposit into an escrow account for the sale of the broadcast servers and storage business. Working capital decreased from $103.0 million at January 31, 2012 to $96.6 million at April 30, 2012.

In the first quarter of fiscal 2013, we generated $3.0 million of cash from continuing operations. This cash provided by operating activities was primarily the result of $4.4 million in non cash expenses, and a decrease of $14.8 million in accounts receivable and unbilled receivables. These amounts were offset by decreases in deferred revenue of $7.3 million, and decreases in accounts payable and other accrued expenses of $5.5 million.

We used $900,000 of cash in investing activities primarily related to capital expenditures of $0.6 million, and $1.5 million of earn out payments to the former shareholders of eventIS and VividLogic and a $500,000 deposit into escrow for the sale of the broadcast servers and storage business partially offset by our net maturities of $1.2 million of marketable securities and the additional gain from the sale of our investment in affiliates of $814,000. The $500,000 deposit into escrow for the broadcast servers and storage business was returned in May 2012.

Our financing activities used $0.2 million in cash primarily due to the purchase of treasury stock of $500,000 offset by the issuance of common stock for the exercise of employee stock options of $300,000.

Effect of exchange rates increased cash and cash equivalents by $168,000 for the three months ended April 30, 2012, due to the translation of eventIS’s cash balances, which use the Euro as their functional currencies to U.S. dollars at April 30, 2012.

We are obligated to make payments of approximately $137,000 in cash on each of September 1, 2012 and September 1, 2013 and an additional payment in an aggregate amount of $2.8 million with $1.7 million payable in cash and $1.1 million payable by the issuance of restricted shares of our common stock on September 1, 2012. We have also accrued $1.8 million for additional payments that may become due under the earn-out provisions of the eventIS share purchase agreement, which will be paid to the holding company if certain performance goals are met.

Under the share purchase agreement with the former shareholders of VividLogic, we are obligated to make a fixed payment of $1.0 million on February 1, 2013 Additional earn-out payments may be earned for the year ending January 31, 2013, and if certain performance goals are met.

We maintain a revolving line of credit with RBS Citizens (a subsidiary of the Royal Bank of Scotland Group plc) for $20.0 million which expires on October 31, 2012. Loans made under this revolving line of credit bear interest at a rate per annum equal to the bank’s prime rate. Borrowings under this line of credit are collateralized by substantially all of our assets. The loan agreement requires SeaChange to comply with certain financial covenants. As of April 30, 2012, we were in compliance with the financial covenants and there were no amounts outstanding under the revolving line of credit.

We are occasionally required to post letters of credit, issued by a financial institution, to secure certain sales contracts. Letters of credit generally authorize the financial institution to make a payment to the beneficiary upon the satisfaction of a certain event or the failure to satisfy an obligation. The letters of credit are generally posted for one-year terms and are usually automatically renewed upon maturity until such time as we have satisfied the commitment secured by the letter of credit. We are obligated to reimburse the issuer only if the beneficiary collects on the letter of credit. We believe that it is unlikely we will be required to fund a claim under our outstanding letters of credit. As of April 30, 2012, the full amount of the letters of credit of $1.1 million was supported by our credit facility.

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

Recently Adopted Accounting Standard Updates

Other Comprehensive Income

The amendments in ASU 2011-05 revise the manner in which companies present comprehensive income in their financial statements in order to make U.S. GAAP and international standards more consistent. This ASU requires companies to report the components of comprehensive income in either a continuous statement of comprehensive income or in two separate but consecutive statements. In the two-statement approach, the first statement would present the components of net income, similar to our current Consolidated Statements of Operations, while the second statement would include the components of other comprehensive income, as well as a cumulative total for comprehensive income. We elected to use the continuous statement approach.

In December 2011, the Financial Accounting Standards Board (“FASB”) issued ASU 2011-12 to defer the requirements under ASU 2011-05 to present reclassification adjustments by component in both the statement where net income is presented and the statement where other comprehensive income is presented. This deferral was prompted by users’ concerns that the presentation requirements would be costly to implement and could add unnecessary complexity to financial statements.

Neither of these ASU’s changes the items that must be reported in other comprehensive income. The only impact from adoption was disclosure of other comprehensive income on the face of our Consolidated Statement of Operations.

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

Substantially all of our international product sales are payable in United States Dollars (USD). In the case of our Media Services operations in the United Kingdom and eventIS in the Netherlands, product sales are generally payable in local currencies, providing a natural hedge for receipts and local payments. In light of the high proportion of our international businesses, we expect the risk of any adverse movements in foreign currency exchange rates could have an impact on our translated results within the Consolidated Statements of Operations and Balance Sheets. For the first quarter of fiscal 2013 and 2012, we generated a foreign currency translation gain of $1.6 million and $5.0 million, respectively, which were recorded as accumulated other comprehensive gain, increasing our equity section of the consolidated balance sheet over the prior year.

All foreign currency gains and losses are included in interest and other income, net, in the accompanying Consolidated Statements of Operations. In the first quarter of fiscal 2013, we recorded approximately $8,000 and $64,000, respectively in losses due to international subsidiary translations and cash settlements of revenues and expenses.

Interest Rate Risk

Exposure to market risk for changes in interest rates relates primarily to our investment portfolio of marketable debt securities of various issuers, types and maturities and to our borrowings under our bank line of credit facility. We do not use interest rate related derivative instruments in our investment portfolio, and our investment portfolio only includes highly liquid instruments. Our cash and marketable securities include cash equivalents, which we consider to be investments purchased with original maturities of three months or less. There is risk that losses could be incurred if we were to sell any of our securities prior to stated maturity. Given the short maturities and investment grade quality of the portfolio holdings at April 30, 2012, a sharp change in interest rates should not have a material adverse impact on the fair value of our investment portfolio. Additionally, our long term marketable investments, which are carried at the lower of cost or market, have fixed interest rates, and therefore are subject to changes in fair value.

ITEM 4. Controls and Procedures

(a) Evaluation of disclosure controls and procedures. We evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this quarterly report on Form 10-Q. Raghu Rau, our Chief Executive Officer, and Michael D. Bornak, our Chief Financial Officer, reviewed and participated in this evaluation. Based upon that evaluation, Messrs. Rau and Bornak concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report and as of the date of the evaluation.

(b) Changes in internal controls over financial reporting. As a result of the evaluation completed by us, and in which Messrs. Rau and Bornak participated, we have concluded that there were no changes during the fiscal quarter ended April 30, 2012 in our internal controls over financial reporting, which have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.     Legal Proceedings

On July 31, 2009, ARRIS Group, Inc. (“ARRIS”) filed a contempt motion in the U.S. District Court for the District of Delaware against SeaChange International relating to U.S. Patent No 5,805,804 (the “804 patent”), a patent in which ARRIS has an ownership interest. In its motion, ARRIS is seeking further patent royalties and the enforcement of the permanent injunction entered by the Court on April 6, 2006 against certain SeaChange products. On August 3, 2009, SeaChange filed a complaint seeking a declaratory judgment from the Court that its products do not infringe the ‘804 patent and asserting certain equitable defenses. On June 4, 2010, the Court entered an Order staying the declaratory judgment action pending resolution of the contempt proceeding. On September 2, 2011, the Court entered an Order in which it concluded that a contempt proceeding is the appropriate procedure for resolving the parties’ dispute and that further factual and legal determinations would be necessary. On March 1, 2012, the Court conducted a hearing at which the parties submitted additional information. No determinations were made by the Court at the hearing as to liability, and the parties have submitted post-hearing briefs. We believe that our products do not infringe on the ‘804 patent and that we have meritorious defenses against the suit, however, the ultimate resolution of the matter is not reasonably estimable at this time, but could result in a material liability for us.

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

ITEM 1A.     Risk Factors

In addition to the other information set forth in this Form 10-Q, you should carefully consider the risk factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended January 31, 2012, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.

ITEM 2.     Unregistered Sales of Equity Securities and Use of Proceeds

Repurchase of our Equity Securities

On March 28, 2012, our Board of Directors authorized the repurchase of up to $25.0 million of our common stock, par value $.01 per share, through a share repurchase program. The repurchase program terminates on January 31, 2013. As authorized by the program, shares may be purchased in the open market or through privately negotiated transactions in a manner consistent with applicable securities laws and regulations, including pursuant to a Rule 10b5-1 plan maintained by us. This share repurchase program does not obligate us to acquire any specific number of shares and may be suspended or discontinued at any time. All repurchases are expected to be funded from our current cash balances. The timing and amount of the shares to be repurchased will be based on market conditions and other factors, including price, corporate and regulatory requirements and alternative investment opportunities. There were 63,000 shares repurchased for $504,000 during the three months ended April 30, 2012.

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (Or Units)	Total Number of Shares (Or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (Or Units) that May Yet Be Purchased Under the Plans or Programs
February 1, 2012 to February 29, 2012	-	$-	-	$25,000,000
March 1, 2012 to March 31, 2012	-	$-	-	$25,000,000
April 1, 2012 to April 30, 2012	63,000	$8.00	63,000	$24,496,000
Total	63,000	$8.00	63,000

ITEM 6.       Exhibits

(a)      Exhibits

31.1	Certification Pursuant to Rule 13a-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification Pursuant to Rule 13a-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

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

Dated: June 7, 2012

SEACHANGE INTERNATIONAL, INC.

by:	/s/ MICHAEL D. BORNAK
Michael D. Bornak
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

