Form 10-Q
period 2012-07-31
SEACHANGE INTERNATIONAL INC
filed 2012-09-07
CIK 1019671

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2012

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

The number of shares outstanding of the registrant’s Common Stock on September 1, 2012 was 32,891,103.

SEACHANGE INTERNATIONAL, INC.

Table of Contents

		Page

PART I. FINANCIAL INFORMATION

Item 1.	Unaudited Financial Statements

	Consolidated Balance Sheets at July 31, 2012 and January 31, 2012	3

	Consolidated Statements of Operations and Comprehensive Income for the three and six months ended July 31, 2012 and July 31, 2011	4

	Consolidated Statements of Cash Flows for the six months ended July 31, 2012 and July 31, 2011	5

	Notes to Consolidated Financial Statements	6-17

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17-31

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	31-32

Item 4.	Controls and Procedures	32

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	33

Item 1A.	Risk Factors	33

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	33

Item 6.	Exhibits	34

SIGNATURES		36

PART I – FINANCIAL INFORMATION

ITEM 1. Financial Statements

SEACHANGE INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	July 31,	January 31,
	2012	2012
Assets
Current assets:
Cash and cash equivalents	$92,570	$80,585
Restricted cash	1,200	1,200
Marketable securities	3,081	7,855
Accounts and other receivables, net of allowance for doubtful accounts of $915 and $972 at July 31, 2012 and January 31, 2012, respectively	42,129	42,811
Unbilled receivables	1,065	3,963
Inventories	8,452	10,218
Prepaid expenses and other current assets	8,420	5,970
Assets held for sale	646	646
Deferred tax assets	1,640	2,065
Current assets related to discontinued operations	-	14,206
Total current assets	159,203	169,519
Property and equipment, net	19,098	20,162
Marketable securities, long-term	10,266	4,140
Investments in affiliates	2,854	3,013
Intangible assets, net	19,219	22,432
Goodwill	42,917	44,414
Other assets	1,335	1,515
Non-current assets related to discontinued operations	-	33,657
Total assets	$254,892	$298,852
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$6,365	$8,214
Other accrued expenses	11,322	13,345
Customer deposits	1,657	3,067
Deferred revenues	24,608	31,097
Current liabilities related to discontinued operations	-	10,805
Total current liabilities	43,952	66,528
Deferred revenue, long-term	2,585	4,638
Other liabilities, long-term	7,545	8,464
Taxes payable, long-term	3,127	3,043
Deferred tax liabilities, long-term	4,037	4,502
Non-current liabilities related to discontinued operations	-	739
Total liabilities	61,246	87,914

Commitments and contingencies (Note 7)

Stockholders equity:
Common stock, $0.01 par value;100,000,000 shares authorized; 32,766,836 and 32,534,444 shares issued; 32,664,052 and 32,494,660 shares outstanding, respectively	329	326
Additional paid-in capital	216,801	213,880
Treasury stock, at cost 102,784 and 39,784 common shares, respectively	(505)	(1)
Accumulated (loss) income	(18,363)	6,507
Accumulated other comprehensive loss	(4,616)	(9,774)
Total stockholders’ equity	193,646	210,938
Total liabilities and stockholders’ equity	$254,892	$298,852

The accompanying notes are an integral part of these consolidated financial statements.

SEACHANGE INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(in thousands, except share data)

	Three Months Ended		Six Months Ended
	July 31,		July 31,
	2012	2011	2012	2011
Revenues:
Products	$13,541	$15,049	$25,468	$32,402
Services	23,197	23,337	47,896	46,153
Total revenues	36,738	38,386	73,364	78,555
Cost of revenues:
Products	4,716	4,541	8,267	9,507
Services	13,200	11,129	25,480	23,542
Amortization of intangible assets and capitalized software	503	516	1,028	1,117
Stock based compensation expense	77	89	194	240
Inventory write-down	1,752	-	1,752	-
Total cost of revenues	20,248	16,275	36,721	34,406
Gross profit	16,490	22,111	36,643	44,149
Operating expenses:
Research and development	9,664	9,974	19,619	19,918
Selling and marketing	3,949	4,550	8,082	10,690
General and administrative	4,033	3,981	8,398	8,136
Amortization of intangibles	944	1,125	1,922	1,915
Stock based compensation expense	1,223	717	2,134	1,876
Earn-outs and change in fair value of earn-outs	1,543	52	1,603	105
Professional fees: acquisitions, divestitures, litigation, and strategic alternatives	469	708	1,419	1,276
Severance and other restructuring costs	1,470	227	1,442	227
Total operating expenses	23,295	21,334	44,619	44,143
(Loss) income from operations	(6,805)	777	(7,976)	6
Other (expense) income, net	(474)	98	(429)	255
Gain on sale of investment in affiliates	-	-	814	-
(Loss) income before income taxes and equity income in earnings of affiliates	(7,279)	875	(7,591)	261
Income tax expense (benefit)	115	(90)	116	(214)
Equity income in earnings of affiliates, net of tax	-	1	26	87
(Loss) income from continuing operations	(7,394)	966	(7,681)	562
Income (loss) on sale of discontinued operations	2,547	-	(14,448)	-
Loss from discontinued operations, net of tax	(447)	(179)	(2,742)	(159)
Net (loss) income	$(5,294)	$787	$(24,871)	$403

Net (loss) income	$(5,294)	$787	$(24,871)	$403
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	3,524	(948)	5,159	2,375
Unrealized loss on marketable securities	13	(27)	-	(53)
Comprehensive (loss) income	$(1,757)	$(188)	$(19,712)	$2,725

(Loss) income per share:
Basic (loss) income per share	$(0.16)	$0.02	$(0.76)	$0.01
Diluted (loss) income per share	$(0.16)	$0.02	$(0.76)	$0.01
(Loss) income per share from continuing operations:
Basic (loss) income per share	$(0.22)	$0.03	$(0.23)	$0.02
Diluted (loss) income per share	$(0.22)	$0.03	$(0.23)	$0.02
Income (loss) per share from discontinued operations:
Basic income (loss) per share	$0.06	$(0.01)	$(0.53)	$(0.01)
Diluted income (loss) income per share	$0.06	$(0.01)	$(0.53)	$(0.01)
Weighted average common shares outstanding:
Basic	32,629	32,080	32,585	32,008
Diluted	32,629	32,684	32,585	32,549

The accompanying notes are an integral part of these consolidated financial statements.

SEACHANGE INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended
	July 31,
	2012	2011
Cash flows from operating activities:
Net (loss ) income	$(24,871)	$403
Net loss from discontinued operations	17,190	159
Adjustments to reconcile net (loss) income to net cash provided by continuing operating activities:
Depreciation and amortization of fixed assets	2,307	2,886
Amortization of intangibles and capitalized software	2,950	3,032
Loss on disposal of fixed assets	2	-
Impairment of long lived asset	956	-
Inventory valuation charge	1,853	268
Provision for doubtful accounts receivable	(58)	(41)
Discounts earned and amortization of premiums on marketable securities	65	23
Equity loss in earnings of affiliates	(26)	(86)
Gain on sale of investment in affiliates	(814)	-
Stock-based compensation expense	2,328	2,116
Deferred income taxes	3	3,764
Changes in operating assets and liabilities:
Accounts receivable	1,897	14,094
Unbilled receivables	2,898	(366)
Inventories	(171)	(997)
Prepaid expenses and other assets	(4,316)	(2,533)
Accounts payable	(1,433)	(5,902)
Accrued expenses	2,526	(29)
Customer deposits	(1,410)	(965)
Deferred revenues	(8,824)	(6,048)
Other	184	544
Net cash provided by operating activities from discontinued operations	559	4,142
Net cash (used in) provided by operating activities from continuing operations	(6,764)	14,464
Cash flows from investing activities:
Purchases of property and equipment	(980)	(780)
Purchases of marketable securities	(10,526)	(7,406)
Proceeds from sale and maturity of marketable securities	9,109	8,102
Additional proceeds from sale of equity investment	814	-
Acquisition of businesses and payment of contingent consideration, net of cash acquired	(4,530)	(3,257)
Release of restricted cash	-	136
Net cash provided (used in) by investing activities from discontinued operations	23,811	(720)
Net cash used in investing activities from continuing operations	(6,113)	(3,925)
Cash flows from financing activities:
Purchase of treasury stock	(504)	-
Proceeds from issuance of common stock relating to stock option exercises	530	1,769
Net cash provided by financing activities from discontinued operations	872	-
Net cash provided by financing activities from continuing operations	26	1,769
Effect of exchange rates on cash	(406)	217
Net increase in cash and cash equivalents	11,985	12,525
Cash and cash equivalents, beginning of period	80,585	73,145
Cash and cash equivalents, end of period	$92,570	$85,670
Supplemental disclosure of cash flow information:
Income taxes paid	$1,267	$2,726
Supplemental disclosure of non-cash activities:
Transfer of items originally classified as inventories to equipment	$394	$1,127

The accompanying notes are an integral part of these consolidated financial statements

SEACHANGE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. Nature of Business and Basis of Presentation

The Company

SeaChange International, Inc. and its subsidiaries (“SeaChange”, “we”, or the “Company”) is a global leader in the development and delivery of multi-screen video. Our products and services facilitate the storage, management and distribution of video, television programming, and advertising content to cable system operators, telecommunications companies and mobile operators.

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

2. Significant Accounting Policies

Our transactions frequently involve the sale of hardware, software, systems and services in multiple element arrangements. Revenues from sales of hardware, software and systems that do not require significant modification or customization of the underlying software are recognized when title and risk of loss has passed to the customer, there is evidence of an arrangement, fees are fixed or determinable and collection of the related receivable is considered probable. Customers are billed for installation, training, project management and at least one year of product maintenance and technical support at the time of the product sale. Revenue from these activities is deferred at the time of the product sale and recognized ratably over the period during which these services are performed. Revenue from ongoing product maintenance and technical support agreements are recognized ratably over the period of the related agreements. Revenue from software development contracts that include significant modification or customization, including software product enhancements, is recognized based on the percentage of completion contract accounting method using labor efforts expended in relation to estimates of total labor efforts to complete the contract. Accounting for contract amendments and customer change orders are included in contract accounting when executed. Revenue from shipping and handling costs and other out-of-pocket expenses reimbursed by customers are included in revenues and cost of revenues. Our share of intercompany profits associated with sales and services provided to affiliated companies is eliminated in consolidation in proportion to our equity ownership.

Under the software revenue recognition rules, revenue is allocated to the various elements based on Vendor Specific Objective Evidence (“VSOE”) of fair value. Under this method, the total arrangement value is allocated first to undelivered elements, based on their fair values, with the remainder being allocated to the delivered elements. Where fair value of undelivered service elements has not been established, the total arrangement value is recognized over the period during which the services are performed. The amounts allocated to undelivered elements, which may include project management, training, installation, maintenance and technical support, and certain hardware and software components, are based upon the price charged when these elements are sold separately and unaccompanied by the other elements. The amount allocated to installation, training and project management revenue is based upon standard hourly billing rates and the estimated time required to complete the service. These services are not essential to the functionality of systems as these services do not alter the equipment’s capabilities, are available from other vendors and the systems are standard products. For multiple element arrangements that include software development with significant modification or customization and systems sales where vendor-specific objective evidence of the fair value does not exist for the undelivered elements of the arrangement (other than maintenance and technical support), percentage of completion accounting is applied for revenue recognition purposes to the entire arrangement with the exception of maintenance and technical support.

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

The selling prices used in the relative selling price allocation method for certain of our services are based upon VSOE. The selling prices used in the relative selling price allocation method for third-party products from other vendors are based upon TPE. The selling prices used in the relative selling price allocation method for our hardware products; software, subscriptions, and customized services for which VSOE does not exist are based upon BESP. We do not believe TPE exists for these products and services because they are differentiated from competing products and services in terms of functionality and performance and there are no competing products or services that are largely interchangeable. Management establishes BESP with consideration for market conditions, such as the impact of competition and geographic considerations, and entity-specific factors, such as the cost of the product, discounts provided and profit objectives. We believe that BESP is reflective of reasonable pricing of that deliverable as if priced on a stand-alone basis.

3. Fair Value Measurements

We determine the appropriate classification of debt investment securities at the time of purchase and re-evaluate such designation as of each balance sheet date. Our investment portfolio consists of money market funds, corporate debt investments, asset-backed securities, government-sponsored enterprises, and state and municipal obligations. All highly liquid investments with an original maturity of three months or less when purchased are considered to be cash equivalents. All cash equivalents are carried at cost, which approximates fair value. Our marketable securities are classified as available-for-sale and are reported at fair value with unrealized gains and losses, net of tax, reported in stockholders’ equity as a component of accumulated other comprehensive income or loss. The amortization of premiums and accretion of discounts to maturity are computed under the effective interest method and are included in interest income. Interest on securities is recorded as earned and is also included in interest income. Any realized gains or losses would be shown in the accompanying consolidated statements of operations in other income or expense. We provide fair value measurement disclosures of available for sale securities in accordance with one of three levels of fair value measurement.

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

Level 2: Observable market-based inputs or unobservable inputs that are corroborated by market data.

Level 3: Unobservable inputs that are not corroborated by market data.

Our financial assets and liabilities that are measured at fair value on a recurring basis as of July 31, 2012 are as follows:

	July 31,	Fair Value Measurements Using
	2012	Level 1	Level 2	Level 3
		(in thousands)
Financial assets:
Money market accounts (a)	$2,535	$2,535	$-	$-
U.S. government agency issues (a)	13,347	13,347	-	-
Total assets	$15,882	$15,882	$-	$-

Forward exchange contract	$1,477	$1,477	$-	$-

Other liabilities:
Acquisition-related consideration (b)	$9,513	$-	$-	$9,513

(a)	Money market funds and US government agency securities, included in cash and cash equivalents in the accompanying balance sheet, are valued at quoted market prices for identical instruments in active markets.
(b)	The fair value of our contingent consideration arrangement is determined based on our evaluation as to the probability and amount of any earn-out that will be achieved based on expected future performance by the acquired entity, as well as the fair value of fixed purchase price.

The following table sets forth the activity of our Level 1 investments. Investments are classified as Level 1 when there is a current active market:

Level 1
Marketable Securities
(in thousands)
Ending balance January 31, 2012	$11,995
Purchases	10,526
Sales/Maturities	(9,174)
Ending balance July 31, 2012	$13,347

Based on additional information, we have made a revision to reclassify $5.6 million of investments from Level 2 to Level 1 as of January 31, 2012. Management believes the revision is immaterial to the financial statements.

The following table sets forth a reconciliation of assets measured at fair value on a recurring basis with the use of significant unobservable inputs (Level 3) for the three months ended July 31, 2012:

Level 3
Accrued Contingent
Consideration
(in thousands)
Ending balance April 30, 2012	$10,871
Change in fair value of contingent consideration	46
Contingency payment	(2,754)
Additional contingent earnout	1,800
Translation adjustment	(450)
Ending balance July 31, 2012	$9,513

The following is a summary of available for sale securities:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
July 31, 2012:
Cash	$90,035	$-	$-	$90,035
Cash equivalents	2,535	-	-	2,535
Cash and cash equivalents	92,570	-	-	92,570
US government agency issues	3,011	70	-	3,081
Corporate debt securities	-	-		-
Marketable securities—short-term	3,011	70	-	3,081

US government agency issues	10,232	34	-	10,266
Marketable securities—long-term	10,232	34	-	10,266
Total cash equivalents and marketable securities	$105,813	$104	$-	$105,917

January 31, 2012:
Cash	$74,226	$-	$-	$74,226
Cash equivalents	6,359	-	-	6,359
Cash and cash equivalents	80,585	-	-	80,585
US government agency issues	6,781	68	-	6,849
Corporate debt securities	1,000	6		1,006
Marketable securities—short-term	7,781	74	-	7,855

US government agency issues	4,126	14	-	4,140
Marketable securities—long-term	4,126	14	-	4,140
Total cash equivalents and marketable securities	$92,492	$88	$-	$92,580

The following is a schedule of the contractual maturities of available-for-sale investments:

	July 31,	January 31,
	2012	2012
Investment Maturities:	(in thousands)
Less than one year	$3,081	$7,855
One to three years	10,266	4,140
	$13,347	$11,995

Foreign Currency Exchange

The Company entered into two foreign exchange forward contracts denominated in Euros to hedge against a portion of the foreign currency exchange risk associated with the acquisition of eventIS Group B.V. for the fixed deferred purchase price. The purpose of the Company’s foreign currency risk management program is to reduce volatility in earnings caused by exchange rate fluctuations. FASB ASC Topic 815, Derivatives and Hedging, requires companies to recognize all of the derivative financial instruments as either assets or liabilities at fair value in the consolidated balance sheets based upon quoted market prices for comparable instruments. The Company’s derivative instrument did not meet the criteria for hedge accounting within FASB ASC Topic 815. Therefore, the foreign currency forward contracts are recorded at fair value, with the gain or loss on these transactions recorded in the unaudited consolidated statements of operations within “other (expense) income, net” in the period in which they occur. The Company does not use derivative financial instruments for trading or speculative purposes. As of July 31, 2012, the Company had two outstanding foreign currency exchange forward contracts to buy Euros totaling €1.2 million that settled on September 1, 2012. During the three months ended July 31, 2012, the Company recorded approximately $36,000 of losses related to its foreign currency exchange forward contracts. The Company’s foreign currency exchange contracts are over-the-counter instruments. There is an active market for this instrument, and therefore, it is classified as Level 1 in the fair value hierarchy.

4. Inventories

Inventory consists primarily of hardware and related component parts and is stated at the lower of cost (on a first-in, first-out basis) or market. Inventories consist of the following:

	July 31,	January 31,
	2012	2012
	(in thousands)
Components and assemblies	$5,320	$6,402
Finished products	3,132	3,816
Total inventory	$8,452	$10,218

In the first six months of fiscal 2013, we incurred a $1.8 million inventory write-down due to lower foreseeable demand for some of our legacy product lines, in particular, hardware components related to certain discontinued VOD server product lines, as we focus on selling the new products being developed. We will continue to review our inventory levels and there may be future inventory write-downs.

5. Discontinued Operations

On May 4, 2012 we completed the sale of the broadcast servers and storage business and received a cash payment, net of certain adjustments, of $4.9 million and recorded a total gain in this transaction, net of tax in the amount of $1.5 million. The financial results are included as a discontinued operation in our Consolidated Statement of Operations.

On May 21, 2012, we completed the sale of our Media Services business, On Demand Group (ODG), to Avail Media, Inc. for a purchase price of $27 million plus certain working capital adjustments. We received an initial cash payment of $21.8 million in May 2012, and as part of the purchase agreement, approximately $5.7 million in cash is being held by Avail Media, Inc in escrow of which $4.0 million is tied to a specific indemnity matter and $1.7 million is related to a general indemnity provision. We believe that the $4.0 million held in escrow relating to a specific indemnity matter will be released to us during our fourth quarter of fiscal year 2013. In addition, as part of the transaction, we received a separate payment of $1.0 million for the payment of certain intercompany indebtedness. In relation to this transaction, we incurred investment advisor fees of approximately $1.0 million as well as legal fees that approximated $500,000, which were expensed as incurred. Lastly, the financial result for the sale of Media Services business included a non-cash goodwill impairment charge of $17 million that we recorded in the first quarter of fiscal 2013. The financial results for the Media Services segment are included as a discontinued operation in our Consolidated Statement of Operations.

The following table details selected financial information for our former Broadcast Servers and Storage and Media Services business units: (in thousands)

	Quarter ended July 31, 2012			Six months ended July 31, 2012
	Servers and Storage	Media Services	Total Discontinued Operations	Servers and Storage	Media Services	Total Discontinued Operations
Revenues:

Products	$-	$-	$-	$839	$-	$839
Services	21	1,889	1,910	726	9,315	10,041
Total revenues	$21	$1,889	$1,910	$1,565	$9,315	$10,880
Loss from discontinued operations:
(Loss) income from discontinued operations, before tax	$(265)	$(90)	$(355)	$(2,284)	$(248)	$(2,532)
Income tax expense (benefit)	25	36	61	50	(13)	37
Loss in investment in affiliates	-	(31)	(31)	-	(173)	(173)
(Loss) income from discontinued operations, after tax	$(290)	$(157)	$(447)	$(2,334)	$(408)	$(2,742)

	Quarter ended July 31, 2011			Six months ended July 31, 2011
	Servers and Storage	Media Services	Total Discontinued Operations	Servers and Storage	Media Services	Total Discontinued Operations
Revenues:
Products	$2,568	$-	$2,568	$4,202	$-	$4,202
Services	1,364	7,769	9,133	2,718	16,673	19,391
Total revenues	$3,932	$7,769	$11,701	$6,920	$16,673	$23,593
Loss from discontinued operations:
(Loss) income from discontinued operations, before tax	$(35)	$58	$23	$(650)	$813	$163
Income tax expense (benefit)	25	103	128	50	207	257
Loss in investment in affiliates	-	(74)	(74)	-	(65)	(65)
(Loss) income from discontinued operations, after tax	$(60)	$(119)	$(179)	$(700)	$541	$(159)

The major classes of assets and liabilities related to discontinued operations are as follows at January 31, 2012:

	January 31, 2012
	Servers and Storage	Media Services	Total Discontinued Operations
	(in thousands)
Assets
Current assets:
Accounts receivable	$-	$8,372	$8,372
Inventories, net	2,940	-	2,940
Prepaid expenses and other current assets	170	2,724	2,894
Total current assets related to discontinued operations	3,110	11,096	14,206
Non current assets:
Goodwill	594	19,226	$19,820
Intangibles	-	1,329	1,329
Property and equipment, net	1,653	10,404	12,057
Other assets	108	343	451
Total non-current assets related to discontinued operations	$2,355	$31,302	$33,657

Liabilities
Current liabilities:
Accounts payable	$-	$1,148	$1,148
Accrued expenses	-	6,140	6,140
Deferred revenues	2,779	738	3,517
Total current liabilities related to discontinued operations	$2,779	$8,026	$10,805
Non-current liabilities:
Other non-current liabilities	-	739	739
Total non-current liabilities related to discontinued operations	$-	$739	$739

6. Goodwill and Intangible Assets

Goodwill

Changes in the carrying amount of goodwill for the first six months of fiscal 2012 were as follows:

Goodwill
(in thousands)
Balance at January 31, 2012	$44,414
Acquisition goodwill	110
Cumulative translation adjustment	(1,607)
Balance at July 31, 2012	$42,917

We performed an impairment test of goodwill and long-lived assets of the Media Services segment as result of the sale of Media Services segment during the first quarter of fiscal 2013. Based on our evaluation and the final selling price as well as other deal terms that were agreed to in the final purchase agreement executed on May 21, 2012, the carrying amount of goodwill in our former Media Services business exceeded the implied fair value, and thus resulted in a $17 million impairment charge which we recorded as part of our discontinued operating results during our first quarter of fiscal 2013.

Intangible Assets

Intangible assets consisted of the following:

		July 31, 2012			January 31, 2012
	Weighted average remaining life (Years)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
		(in thousands)			(in thousands)
Finite-lived intangible assets:
Customer contracts	5.6	$31,357	$(17,199)	$14,158	$31,758	$(15,726)	$16,032
Non-compete agreements	1.0	2,581	(2,019)	562	2,673	(1,869)	804
Completed technology	4.8	10,811	(6,626)	4,185	11,259	(6,048)	5,211
Trademarks and other	1.0	1,688	(1,574)	114	1,715	(1,530)	185
Total finite-lived intangible assets		$46,437	$(27,418)	$19,019	$47,405	$(25,173)	$22,232
Infinite-lived intangible assets:
Trade names	Infinite	$200	$-	$200	200	-	$200
Total infinite-lived intangible assets		$200	$-	$200	$200	$-	$200
Total intangible assets		$46,637	$(27,418)	$19,219	$47,605	$(25,173)	$22,432

Estimated future amortization expenses related to the above intangible assets at July 31, 2012 are as follows:

Fiscal Year	(in thousands)
2013 (for the remaining six months ending January 31, 2013)	$2,874
2014	4,591
2015	3,959
2016	3,154
2017 and thereafter	4,441
Total	$19,019

7. Commitments and Contingencies

ARRIS Litigation

On July 31, 2009, ARRIS Group, Inc. (“ARRIS”) filed a contempt motion in the U.S. District Court for the District of Delaware against SeaChange International relating to U.S. Patent No 5,805,804 (the “ ‘804 patent”), a patent in which ARRIS has an ownership interest. In its motion, ARRIS is seeking further patent royalties and the enforcement of the permanent injunction entered by the Court on April 6, 2006 against certain SeaChange products. On August 3, 2009, SeaChange filed a complaint seeking a declaratory judgment from the Court that its products do not infringe the ‘804 patent and asserting certain equitable defenses. On June 4, 2010, the Court entered an Order staying the declaratory judgment action pending resolution of the contempt proceeding. On September 2, 2011, the Court entered an Order in which it concluded that a contempt proceeding was the appropriate procedure for resolving the parties’ dispute and that further factual and legal determinations would be necessary. On March 1, 2012, the Court conducted a hearing at which the parties submitted additional information. No determinations were made by the Court at the hearing as to liability, and the parties have submitted post-hearing briefs. We are awaiting the decision of the Court. We believe that our products do not infringe on the ‘804 patent and that we have meritorious defenses against the suit, however, the ultimate resolution of the matter is not reasonably estimable at this time, but could result in a material liability for us.

Indemnification and Warranties

We provide indemnification, to the extent permitted by law, to our officers, directors, employees and agents for liabilities arising from certain events or occurrences while the officer, director, employee, or agent is or was serving at our request in such capacity. With respect to acquisitions, we provide indemnification to or assume indemnification obligations for the current and former directors, officers and employees of the acquired companies in accordance with the acquired companies’ bylaws and charter. As a matter of practice, we have maintained directors,' and officers’ liability insurance including coverage for directors and officers of acquired companies.

We enter into agreements in the ordinary course of business with customers, resellers, distributors and integrators. Most of these agreements require us to defend and/or indemnify the other party against intellectual property infringement claims brought by a third party with respect to our products. From time to time, we also indemnify customers and business partners for damages, losses and liabilities they may suffer or incur relating to personal injury, personal property damage, product liability, and environmental claims relating to the use of our products and services or resulting from the acts or omissions of us, our employees, authorized agents or subcontractors. We have received requests from several of our customers for indemnification of patent litigation claims. For example, we have more recently received requests from several of our customers for indemnification of patent litigation claims asserted by Pragmatus VOD, LLC, Content Delivery Solutions, and Active Video Networks. Management cannot reasonably estimate any potential losses, but these claims could result in material liability for us.

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

With respect to our agreements covering product, business or entity divestitures, we provide certain representations and warranties and agree to indemnify and hold such purchasers harmless against breaches of such representations, warranties, and covenants. With respect to our acquisitions, we may, from time to time, assume the liability for certain events or occurrences that took place prior to the date of acquisition.

We provide such minimum purchase guarantees and indemnification obligations after considering the economics of the transaction and other factors including but not limited to the liquidity and credit risk of the other party in the transaction. We believe that the likelihood is remote that any such arrangement could have a material adverse effect on our financial position, results of operation or liquidity. We record liabilities, as disclosed above, for such guarantees based on our best estimate of probable losses which considers amounts recoverable under any recourse provisions.

We maintain a revolving line of credit with RBS Citizens (a subsidiary of the Royal Bank of Scotland Group plc) which expires on October 31, 2012. The loan agreement requires SeaChange to comply with certain financial covenants. As of July 31, 2012, we were not in compliance with one financial covenant. We have received a waiver of the event of non-compliance and there were no borrowings under the revolving line of credit.

8. Restructuring

The following amounts are reported as a component of accrued liabilities on the Balance Sheet as of July 31, 2012 as follows:

(in thousands)	Severance
Accrual balance as of January 31, 2012	$2,225
Severance charges accrued	400
Severance costs paid	(1,905)
Accrual balance as of July 31, 2012	$720

During the first six months of fiscal 2013, we incurred restructuring charges of $1.4 million primarily related to the reduction in headcount in our finance and accounting and manufacturing departments, as well as significantly reducing the size of our leased facility in the Philippines, as we continued to take actions to lower our cost structure and improve our financial performance. Included in the restructuring charges are severance costs of $400,000 related to the reduction of 21 employees, and a $865,000 leasehold improvement write off for the reduction of space and certain other fixed assets in our leased facility in the Philippines. In addition, we incurred one-time charges of approximately $200,000 for a sign on bonus, relocation expenses and recruitment fees, relating to the hiring and appointment of a permanent Chief Executive Officer on May 1, 2012. We incurred $0.2 million of severance and restructuring charges for the first six months of fiscal 2012 related to the manufacturing department.

On August 3, 2012, we eliminated two executive positions on the senior management team and we will incur approximately $500,000 severance costs in our third quarter of fiscal 2013.

9. Stock-Based Compensation and Stock Incentive Plans

2011 Stock Plan.

On July 20, 2011 our stockholders approved the adoption of our 2011 Compensation and Incentive Plan (the “2011 Plan”). Under the 2011 Plan the number of authorized shares of common stock is equal to 2.8 million shares plus the number of shares that expired, terminated, surrendered or forfeited awards subsequent to July 20, 2011 under the Amended and Restated 2005 Equity Compensation and Incentive Plan (the“2005 Plan”). Following approval of the 2011 Plan, we terminated the Amended and Restated 2005 Equity Compensation and Incentive Plan. The 2011 Plan provides for the grant of incentive stock options, nonqualified stock options, restricted stock, restricted stock units, and other equity based non stock option awards as determined by the plan administrator by officers, employees, consultants, and directors of the Company. We may satisfy awards upon the exercise of stock options or vesting of restricted stock units with newly issued shares or treasury shares. The Board of Directors is responsible for the administration of the 2011 Plan and determining the terms of each award, award exercise price, the number of shares for which each award is granted and the rate at which each award vests. In certain instances the Board of Directors may elect to modify the terms of an award. In the second quarter of fiscal 2013, the Board of Directors elected to modify awards for a departing Board member and certain departing employees. The modification allowed awards to vest without completion of the required service period.

Option awards may be granted to employees at an exercise price per share of not less than 100% of the fair market value per common share on the date of the grant. Restricted stock units and other equity-based non-stock option awards may be granted to any officer, employee, director, or consultant at a purchase price per share as determined by the Board of Directors. Awards granted under the 2011 Plan generally vest over three years and expire seven years from the date of the grant.

On May 1, 2012, we appointed a permanent Chief Executive Officer and as part of his total compensation package, 875,000 stock options as were granted to purchase the Company's common stock at an exercise price equal to the last reported sale price of the common stock as of the date of the grant. The stock options vest in increments based upon the closing price of SeaChange’s common stock. If on May 1, 2015 less than 437,500 options have vested pursuant to stock price vesting terms, then an additional number of options shall vest on such date that the total number of vested options under the award shall equal 437,500 and all remaining unvested options shall thereupon expire.

We recorded the fair value of these stock options using the Monte Carlo simulation model, since the stock option vesting is variable depending on the closing price of our traded common stock. The model simulated the daily trading price of the market stock options expected term to determine if the vesting conditions would be triggered during that term. As a result the fair value of these stock options was estimated at $3.3 million at the date of grant using the following assumptions:

•	Stock option value per share $3.78

•	Derived service period 2.1 years

•	Risk free interest rate 1.22%.

We incurred stock compensation expenses of $400,000 relating to these stock options for the three months ended July 31, 2012. The stock-based compensation cost is measured at the grant date at the fair value of the award and is recognized over the employee’s derived service period. The following table presents total stock-based compensation included in the Consolidated Statement of Operations:

	Three Months Ended		Six Months Ended
	July 31,		July 31,
	2012	2011	2012	2011
	(in thousands)		(in thousands)
Cost of revenues	$77	$89	$194	$240
Research and development	65	85	181	207
Selling and marketing	99	287	231	713
General and administrative	1,059	345	1,722	956
Total stock-based compensation	1,300	806	2,328	2,116

10. Treasury Stock

On March 28, 2012, our Board of Directors authorized the repurchase of up to $25.0 million of its common stock, par value $.01 per share, through a share repurchase program. The repurchase program terminates on January 31, 2013. Under the program, management is authorized to repurchase shares through Rule 10b5-1 plans, open market purchases, privately negotiated transactions, block purchases or otherwise in accordance with applicable federal securities laws, including Rule 10b-18 of the Securities Exchange Act of 1934. Management intends to execute a Rule 10b5-1 plan commencing in September 2012. This share repurchase program does not obligate us to acquire any specific number of shares and may be suspended or discontinued at any time. All repurchases are expected to be funded from our current cash and investment balances. The timing and amount of the shares to be repurchased will be based on market conditions and other factors, including price, corporate and regulatory requirements, and alternative investment opportunities. We repurchased 63,000 shares for $504,000 during the first quarter of fiscal 2013 and none during the second quarter of fiscal 2013.

11. Significant Customers and Geographic Information

The following summarizes revenues by significant customer where such revenue exceeded 10% of total revenues for the indicated period:

	Three Months Ended		Six Months Ended
	July 31,		July 31,
	2012	2011	2012	2011
Customer A	22%	28%	19%	26%
Customer B	11%	10%	11%	10%

The following table summarizes revenues by geographic locations:

	Three Months Ended				Six Months Ended
	July 31,				July 31,
	2012		2011		2012		2011
	Amount	%	Amount	%	Amount	%	Amount	%
	(in thousands, except percentages)				(in thousands, except percentages)
Revenues by customers' geographic locations:
North America	$24,458	66%	$25,412	66%	$47,887	65%	$51,006	65%
Europe and Middle East	9,194	25%	10,573	28%	19,484	27%	22,374	28%
Latin America	2,529	7%	1,688	4%	5,283	7%	3,162	4%
Asia Pacific and other international locations	557	2%	713	2%	710	1%	2,013	3%
Total	$36,738		$38,386		$73,364		$78,555

On July 31, 2012, two customers accounted for approximately 14% and 14%, respectively, of the accounts receivable and unbilled receivables balances, and at January 31, 2012, these same two customers accounted for 15% and 19%, respectively, of our accounts receivable and unbilled receivables balances.

12. Income Taxes

For the three months ended July 31, 2012, the provision for income taxes from continuing operations was $115,000 and $116,000 for the three and six months ended July 31, 2012. Our tax provision is primarily due to income tax expense in certain states and profitable foreign jurisdictions. Our effective tax rate of (0.26)% is based on the full fiscal year estimates and projected profitability in the second half of fiscal 2013. In addition, our provision is affected by the geographic jurisdiction in which the worldwide income or losses are incurred in, resulting in the difference between the federal statutory rate of 35% and the forecasted effective tax rate.

We also incurred a $9.6 million U.S. capital tax loss resulting from the sale of our Media Services segment. We have determined that it is more likely than not that we will not benefit from the capital loss carryforward and therefore we have provided a 100% valuation allowance against this benefit.

Our effective tax rate in fiscal 2013 and in future periods may fluctuate on a quarterly basis based as a result of changes in the valuation of our deferred tax assets, changes in actual results versus our estimates, or changes in tax laws, regulations, accounting principles, or interpretations thereof. We regularly review our tax positions in each significant taxing jurisdiction in the process of evaluating our unrecognized tax benefits. We make adjustments to our unrecognized tax benefits when: i) facts and circumstances regarding a tax position change, causing a change in management’s judgment regarding that tax position; ii) a tax position is effectively settled with a tax authority; and/or iii) the statute of limitations expires regarding a tax position.

13. (Loss) Income Per Share

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

For the three months ended July 30, 2012 and 2011, approximately 1.2 and 1.4 million shares of common stock equivalents, respectively, would have been anti-dilutive based on our stock price being lower than the option exercise price.

For the six months ended July 30, 2012 and 2011, approximately 700,000 and 1.6 million shares of common stock equivalents, respectively, would have been anti-dilutive based on our stock price being lower than the option exercise price

In addition, certain common stock equivalents were excluded due to the loss for the three and six months of fiscal 2013.

Below is a summary of the shares used in calculating basic and diluted income per share for the periods indicated:

	Three Months Ended		Six Months Ended
	July 31,		July 31,
	2012	2011	2012	2011
	(in thousands)		(in thousands)
Weighted average shares used in calculating earnings per share—Basic	32,629	32,080	32,585	32,008
Dilutive common stock equivalents	-	604	-	541
Weighted average shares used in calculating earnings per share—Diluted	32,629	32,684	32,585	32,549

14. Related Party

On September 1, 2009, we completed our acquisition of eventIS Group B.V. (“eventIS”) from a holding company in which Erwin van Dommelen, elected President of SeaChange Software in March 2010, has a 31.5% interest. We have made cash payments to date to the holding company of $44.0 million and issued approximately 300,000 restricted common shares. On September 1, 2012, we amended the eventIS share purchase agreement with the holding company which will accelerate unvested restricted shares of approximately 175,000 shares on September 1, 2013 and obligated cash payments of $2.2 million were paid on September 1, 2012. We have also accrued $1.0 million for additional payments that may become due under the earn-out provisions of the eventIS share purchase agreement, which will be paid to the holding company if certain performance goals are met.

On April, 5, 2012, we purchased 63,000 shares from our former CEO, William Styslinger, III. The consideration for these shares totaled $504,000 at the then current market price of $8.00 per share. In addition, in connection with his retirement, Mr. Styslinger and SeaChange entered into a separation agreement, dated as of November 29, 2011. Under the terms of the separation agreement, we agreed to pay Mr. Styslinger $950,000 in twelve equal monthly installments on SeaChange’s regular payroll schedule. For the six months ended July 31, 2012, we made severance payments of $475,000 and $317,000 remains as an outstanding liability.

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

Neither of these ASUs changes the items that must be reported in other comprehensive income. The only impact from adoption was disclosure of other comprehensive income on the face of the Consolidated Statement of Operations.

ITEM 2.      Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains or incorporates forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, which involve risks and uncertainties. The following information should be read in conjunction with the unaudited consolidated financial information and the notes thereto included in this Quarterly Report on Form 10-Q. You should not place undue reliance on these forward-looking statements. Actual events or results may differ materially due to competitive factors and other factors referred to in Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for our fiscal year ended January 31, 2012 and elsewhere in this Quarterly Report. These factors may cause our actual results to differ materially from any forward-looking statement. These forward-looking statements are based on current expectations, estimates, forecasts and projections about the industry and markets in which we operate, and management’s beliefs and assumptions. In addition, other written or oral statements that constitute forward-looking statements may be made by us or on our behalf. Words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “could,” “estimate,” “may,” “target,” “project,” or variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties, and assumptions that are difficult to predict.

Business Overview

We are a global leader in the development and delivery of multi-screen video. Our products and services facilitate the storage, management and distribution of video, television programming, and advertising content to cable system operators, telecommunications companies and mobile operators.

During the first six months of fiscal 2013, we continued to execute on our strategy to transform the Company into a pure-play software company. In the second quarter, we completed the divestiture of two of our three business segments; our Broadcast Servers and Storage business unit and Media Services business units. This has allowed us to focus solely on our software business. We solidified our ongoing leadership of the Company by appointing Raghu Rau as our permanent Chief Executive Officer on May 1, 2012. We have shifted our research and development resources from our declining legacy products to our next generation software products and continue to invest and expand our current resources to develop our new next generation software platforms for our back office (Adrenalin), advertising (Infusion and AdPulse) and home gateway (Nucleus) product offerings set to launch in the second half of this fiscal year. We made a small acquisition in June 2012 by purchasing the assets of Flashlight Engineering and Consulting, LLC which has provided us with talented engineering resources to aid in the rapid development of our new product offerings while providing incremental new revenues. We have invested in new technologies such as the licensing of Aprico from Royal Philips Electronics, a content recommendation source code that will help maintain our status us an industry leader in multi-screen video. The Aprico license agreement enables us to more tightly integrate state-of-the-art personalized content-aware and collaborative recommendation functionality into our Adrenalin product. We are continuing our efforts to acquire or invest in new technologies that expand our product offerings while exploring new and adjacent markets, such as IPTV and mobile operators.

We also continue to review all areas of our operating costs to lower our overall cost structure and streamline operations in order to improve our profitability. We took a significant step last year by announcing $5 million in annualized cost savings that we began to realize at the start of this fiscal year as a result of staff reductions in the area of marketing and sales as well as the reduction of certain senior executive positions in the fourth quarter of last year. We have taken further measures in mid-June of this year by downsizing our accounting and finance department by 13 employees, which will provide an annualized cost savings of approximately $1.3 million. In addition, at the end of July, we eliminated 8 manufacturing positions and have announced further manufacturing reductions at the end of this fiscal year in our efforts to outsource our manufacturing function. We anticipate annualized cost savings from the manufacturing initiative to be approximately $1.2 million. In early August 2012, we eliminated two executive positions on the senior management team and will realize additional savings of approximately $400,000 over the second half of this fiscal year. We have bolstered our senior management team by adding a senior executive to be our in-house general counsel which should greatly reduce our reliance on outside legal work and reduce our legal costs, while also streamlining our internal processes in this area. Lastly, we achieved significant annual operating expense reductions of approximately $8 million with the divesture of our Broadcast Servers and Storage business. We continue to be focused on realizing additional cost saving initiatives to streamline our overall business processes and reduce our cost structure.

Following the divestiture of the Broadcast Servers and Storage product lines, the Software and VOD reporting segment server product line was organized into one business reporting segment. Subsequent to the further divestiture of our Media Services reporting segment this quarter, we will not report business segments due to the nature of the products offered to customers, the market characteristics of each operating segment and our management structure.

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

In addition, many customers may delay or reduce capital expenditures. This, together with other factors, could result in reductions in sales of our products, longer sales cycles, difficulties in collection of accounts receivable, excess and obsolete inventory, gross margin deterioration, slower adoption of new technologies, increased price competition, and supplier difficulties.

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

Revenue Recognition

Our transactions frequently involve the sales of hardware, software, systems and services in multiple element arrangements. Revenues from sales of hardware, software and systems that do not require significant modification or customization of the underlying software are recognized when title and risk of loss has passed to the customer, there is evidence of an arrangement, fees are fixed or determinable and collection of the related receivable is considered probable. Customers are billed for installation, training, project management and at least one year of product maintenance and technical support at the time of the product sale. Revenue from these activities is deferred at the time of the product sale and recognized ratably over the period in which these services are performed. Revenue from ongoing product maintenance and technical support agreements are recognized ratably over the period of the related agreements. Revenue from software development contracts that include significant modification or customization, including software product enhancements, is recognized based on the percentage of completion contract accounting method using labor efforts expended in relation to estimates of total labor efforts to complete the contract. Accounting for contract amendments and customer change orders are included in contract accounting when executed. Revenue from shipping and handling costs and other out-of-pocket expenses reimbursed by customers are included in revenues and cost of revenues. SeaChange’s share of intercompany profits associated with sales and services provided to affiliated companies are eliminated in consolidation in proportion to our equity ownership.

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

The selling prices used in the relative selling price allocation method for certain of our services are based upon VSOE. The selling prices used in the relative selling price allocation method for third-party products from other vendors are based upon TPE. The selling prices used in the relative selling price allocation method for our hardware products; software, subscriptions, and customized services for which VSOE does not exist are based upon BESP. We do not believe TPE exists for these products and services because they are differentiated from competing products and services in terms of functionality and performance and there are no competing products or services that are largely interchangeable. We establish BESP with consideration for market conditions, such as the impact of competition and geographic considerations, and entity-specific factors, such as the cost of the product, discounts provided and profit objectives. Management believes that BESP is reflective of reasonable pricing of that deliverable as if priced on a stand-alone basis.

The following table sets forth our statement of operations data for the three months ended July 31, 2012 and 2011.

Three Months Ended July 31, 2012 Compared to the Three Months Ended July 31, 2011

	Three Months Ended
	July 31,
	2012	2011
	(in thousands)
Revenues:
Products	$13,541	$15,049
Services	23,197	23,337
Total revenues	36,738	38,386

Costs of revenues:
Cost of product revenues	4,716	4,541
Cost of services revenues	13,200	11,129
Amortization of intangible assets and capitalized software	503	516
Stock-based compensation expense	77	89
Inventory write-down	1,752	-
Total cost of revenues	20,248	16,275
Operating expenses:
Research and development	9,664	9,974
Selling and marketing	3,949	4,550
General and administrative	4,033	3,981
Amortization of intangible assets and capitalized software	944	1,125
Stock-based compensation expense	1,223	717
Earn-outs and change in fair value of earn-outs	1,543	52
Professional fees: acquisitions, divestitures, litigation, and strategic alternatives	469	708
Severance and other restructuring	1,470	227
(Loss) income from operations	(6,805)	777
Other (expense) income, net	(474)	98
Income tax provision (benefit)	115	(90)
Equity (loss) income in earnings of affiliates	-	1
Net (loss) income from continuing operations	$(7,394)	$966

Revenues

The following table summarizes information about our reportable segment revenues for the three months ended July 31, 2012 and 2011.

	Three Months Ended
	July 31,
	2012	2011	%
	(in thousands, except for percentage data)
Software Revenues:
Products	$13,541	$15,049	(10.0)%
Services	23,197	23,337	(0.6)%
Total revenues	36,738	38,386	(4.3)%
Cost of product revenues	5,219	5,057	3.2. %
Cost of service revenues	13,277	11,218	18.4%
Inventory write-down	1,752	-
Total cost of revenues	20,248	16,275	24.4. %
Gross Margin	$16,490	$22,111	(25.4)%
Gross Margin percentage	44.9%	57.6%	(12.7)%

Product Revenue. Our product revenue of $13.5 million for the second quarter of fiscal 2013 decreased 10% over the $15.0 million we posted for the second quarter of fiscal 2012. The year-over-year decrease of $1.5 million in product revenues resulted primarily from lower back office software license revenues from legacy products of $400,000, due to lower demand from North American customers. The decrease in back office product revenues was also due in part to the new Comcast agreement signed during the second quarter of fiscal 2013, which resulted in certain product revenue being classified as service revenues. Unlike in prior periods, where the agreements with Comcast provided for specified product enhancements and therefore were classified as product revenues, this new Comcast agreement contains no specified product enhancements. During the previous year, the Comcast subscription agreement was accounted for under the percentage of completion accounting basis and recorded as product revenues totaling $1.6 million. In addition, lower advertising product revenues of $700,000 were due to the second quarter last year having included higher license revenues from a large North American customer. The lower software product revenues were partially offset by increased VOD server revenues from large North American customers of $1.2 million compared to the previous year.

Service Revenue. Our service revenues were $23.2 million for the second quarter of fiscal 2013 or almost equal to the $23.3 million we posted in the second quarter of fiscal 2012. The slight decrease in service revenues year over year was due to lower back office and advertising maintenance and professional services revenue which was offset by higher gateway revenue from several domestic customers.

For the second quarter of fiscal 2013 and 2012, two customers accounted for 33% and 38% of our total revenues, respectively. We believe that a significant amount of our revenues will continue to be derived from a limited number of customers.

International sales accounted for approximately 38% and 37% of total revenues in the second quarter of fiscal 2013 and 2012, respectively. We believe that international products and services revenues will continue to be a significant portion of our business in the future.

Gross Margin. Costs of product revenues consist primarily of the cost of purchased material components and subassemblies, labor and overhead relating to the final assembly and testing of complete systems and related expenses, and labor and overhead costs related to software development contracts. Our gross margin as a percentage of sales decreased in the second quarter of fiscal 2013 by 13% as a percentage of revenues compared to the second quarter of fiscal 2012. This decrease in gross margin is due to the $1.8 million inventory write-down of our legacy hardware products and lower service margins as a result of a decrease in our back office and advertising maintenance and professional revenues as our costs are somewhat fixed for these revenue streams. In addition, our margins in our gateway product line were slightly lower than the prior year, due to the addition of headcount, primarily from the Flashlight acquisition, as these engineering costs associated with our statement of work business are classified as costs of sales due to their direct correlation with revenues recognized.

Inventory Write-down. In the second quarter of fiscal 2013, we incurred a $1.8 million inventory write-down due to lower foreseeable demand for some of our legacy product lines, in particular, hardware components related to certain discontinued VOD server product lines as we end of life certain product lines to focus on selling the new products being developed. We will continue to review our inventory levels and there may be future inventory write-downs.

Research and Development. Our research and development expenses consist primarily of employee costs, which include salaries, benefits and related payroll taxes, depreciation of development and test equipment and an allocation of related facility expenses. During the second quarter of 2013, our total research and development expenses decreased by $0.3 million, to $9.7 million from approximately $10.0 million during the second quarter of fiscal 2012. This slight decrease is due primarily to lower headcount partially offset by higher outside contract labor costs as we continue to focus our investment on our next generation product offerings.

Selling and Marketing. Our selling and marketing expenses consist primarily of payroll costs, which include salaries and related payroll taxes, benefits and commissions, travel expenses and certain promotional expenses. Selling and marketing expenses decreased from $4.6 million, or 12% of total revenues in the second quarter of fiscal 2012, to $3.9 million, or 11% of total revenues, in the second quarter of fiscal 2013. The decrease of $0.7 million was primarily due to headcount reductions and reduced travel expenses.

General and Administrative. Our general and administrative expenses consist primarily of employee costs, which include salaries and related payroll taxes and benefit related costs, legal and accounting services and an allocation of related facilities expenses. General and administrative expenses of $4.0 million were relatively flat compared to the previous year.

Amortization of Intangible Assets and Capitalized Software. Our amortization expense is primarily related to the costs of acquired intangible assets. Amortization is also based on the future economic value of the related intangible assets which is generally higher in the earlier years of the assets’ lives. During the second quarter of 2013 and 2012, we incurred amortization expenses of approximately $0.5 million for both fiscal 2013 and fiscal 2012, which were charged to cost of sales. In addition, during the second quarter of 2013 and 2012, we incurred amortization expenses related to operating expenses of approximately $0.9 million and $1.1 million, respectively. Our total amortization of intangible assets expense was $1.4 million and $1.6 million for the second quarter of fiscal 2013 and 2012, respectively.

Stock-Based Compensation Expense. Our stock compensation expense is related to the issuance of stock grants to our employees, executives and Board of Directors. During the second quarter of fiscal 2013, our stock compensation increased from $700,000 to $1.2 million compared to the previous year due primarily to the performance based stock compensation package granted to our new Chief Executive Officer who was appointed to his permanent position on May 1, 2012.

Earn-outs and Change in Fair Value of Earn-outs. Our earn-out costs include changes in the fair value of acquisition related contingent consideration, and changes in contingent liabilities related to estimate earn out payments. During our second quarter of fiscal 2013, we revised our estimate of potential earn-out payments to the former shareholders of VividLogic and recorded an accrued expense of $1.5 million to reflect estimated future financial performance compared to the respective earn-out criteria.

Professional fees- Acquisitions, Divestitures, Litigation, and Strategic Alternatives. Our fiscal 2013 professional fees are primarily related to professional fees paid to outside counsel for our divestitures of the Broadcast Servers and Storage business and the Media Services business. It also consists of professional fees related to our patent litigation with ARRIS Group, Inc. During the second quarter of fiscal 2013, these professional fees decreased $240,000 compared to the prior year. The decrease is due to lower professional fees in connection with our review of strategic alternatives incurred last year and patent litigation with ARRIS Group, Inc., offset by higher professional fees associated with the divestitures of the Broadcast Server and Storage and Media Services businesses incurred during the second quarter of 2013.

Severance and Other Restructuring Expenses. During second quarter fiscal 2013, we incurred charges of $1.5 million as we continue to take actions to lower our cost structure and improve our financial performance. Included in the restructuring charge are severance costs of $400,000 related to the reduction of 21 employees related to the reduction in headcount in our finance and accounting and manufacturing departments. We also incurred an $865,000 leasehold improvement charge for the reduction of space and certain other fixed assets in our leased facility in the Philippines significantly reducing the size of our leased facility in the Philippines. In addition, we incurred one-time charges of approximately $200,000 for a sign-on bonus, relocation expenses and recruitment fees, relating to the hiring and appointment of a permanent Chief Executive Officer on May 1, 2012. We incurred $200,000 of severance and restructuring charges for the second quarter of fiscal 2012 related to a reduction in the manufacturing department.

Income Tax Provision. For the three months ended July 31, 2012, the provision for income tax from continuing operations was $115,000 on a loss from continuing operations before tax of $7.3 million. Our tax provision is primarily due to income tax expense in certain states and profitable foreign jurisdictions. Our effective tax rate of (0.26%) was based on the full fiscal year estimates and projected profitability in the second half of fiscal 2013. In addition our provision is affected by the geographic jurisdiction in which the worldwide income or losses have incurred resulting in the difference between the federal statutory rate of 35% and the forecasted effective tax rate.

In addition, we incurred a $9.6 million U.S. capital tax loss benefit in sale of our Media Services segment. We have determined it’s more likely than not that the Company will not benefit from this capital loss carryforward. Therefore, we have provided a 100% valuation allowance against the capital loss.

The effective tax rate is based upon the estimated income for the year, the composition of income in different countries and adjustments, if any, in the applicable quarterly periods for the potential tax consequences, benefits, resolution of tax audits, or other tax contingencies. Our income tax provision or benefit consists of federal, foreign and state income taxes.

Non-GAAP Measures. Beginning with the first quarter of fiscal 2013, we changed our reported non-GAAP measure of financial performance to both non-GAAP income from operations and adjusted EBITDA. We define non-GAAP income from operations as GAAP operating income or loss plus stock-based compensation expenses, amortization of intangible assets and capitalized software, inventory write-downs, earn-outs and change in fair value of earn-outs, professional fees associated acquisitions, divestitures, litigation and strategic alternatives and severance and other restructuring costs. We define adjusted EBITDA as income or loss from continuing operations before net income tax expense (benefit), net interest income and expense, depreciation expense, amortization of intangible assets and capitalized software, stock-based compensation expense, inventory write-downs ,earn-outs and change in fair value of earn-outs, professional fees associated acquisitions, divestitures, litigation and strategic alternatives, and severance and other restructuring costs. In periodic communications, we have discussed non-GAAP income from operations and also believe that adjusted EBITDA are both important measures that are not calculated according to U.S. generally accepted accounting principles (“GAAP”). We use non-GAAP income from operations and adjusted EBITDA in internal forecasts and models when establishing internal operating budgets, supplementing the financial results and forecasts reported to our board of directors, determining a component of bonus compensation for executive officers and other key employees based on operating performance and evaluating short-term and long-term operating trends in our operations. We believe that non-GAAP income from operations and adjusted EBITDA financial measures assist in providing an enhanced understanding of our underlying operational measures to manage the business, to evaluate performance compared to prior periods and the marketplace, and to establish operational goals. We believe that these non-GAAP financial adjustments are useful to investors because they allow investors to evaluate the effectiveness of the methodology and information used by management in our financial and operational decision-making.

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

The following table reconciles our GAAP loss from operations, the most directly comparable GAAP financial measure to our non-GAAP income from operations:

Reconciliation to GAAP - Quarter Ended July 31, 2012
						Diluted EPS
		Gross		Loss/Income	Operating	from
(In Thousands, except per	Gross	Profit	Operating	From	Loss/Income	Income from
share amount)	Profit	Percentage	Expenses	Operations	Percentage	Operations

GAAP reported results	$16,490	44.9%	$23,295	$(6,805)	(18.5)%	$(0.21)
Stock-based compensation expense	77	0.2%	(1,223)	1,300	3.5%	$0.04
Amortization of intangible assets and capitalized software	503	1.4%	(944)	1,447	3.9%	$0.04
Inventory write-down	1,752	4.7%	-	1,752	4.8%	$0.05
Earn-outs and change in fair value of earn-outs	-	0.0%	(1,543)	1,543	4.2%	$0.05
Professional fees: acquisitions, divestitures, litigation, and strategic alternatives	-	0.0%	(469)	469	1.3%	$0.02
Severance and other restructuring costs	-	0.0%	(1,470)	1,470	4.0%	$0.05
Non-GAAP financial results	$18,822	51.2%	$17,646	$1,176	3.2%	$0.04

Weighted Shares Outstanding						32,629

Reconciliation to GAAP - Quarter Ended July 31, 2011
						Diluted EPS
		Gross		Loss/Income	Operating	from
(In Thousands, except per	Gross	Profit	Operating	From	Loss/Income	Income from
share amount)	Profit	Percentage	Expenses	Operations	Percentage	Operations

GAAP reported results	$22,111	57.6%	$21,334	$777	2.0%	$0.02
Stock-based compensation expense	89	0.3%	(717)	806	2.1%	$0.03
Amortization of intangible assets and capitalized software	516	1.3%	(1,125)	1,641	4.3%	$0.05
Earn-outs and change in fair value of earn-outs	-	0.0%	(52)	52	0.1%	$0.00
Professional fees: acquisitions, divestitures, litigation, and strategic alternatives	-	0.0%	(708)	708	1.9%	$0.02
Severance and other restructuring costs	-	0.0%	(227)	227	0.6%	$0.01
Non-GAAP financial results	$22,716	59.2%	$18,505	$4,211	11.0%	$0.13

Weighted Shares Outstanding						32,080

The following table reconciles our income from continuing operations, the most directly comparable GAAP financial measure to our adjusted EBITDA:

	Three Months Ended
	July 31,
	2012	2011
	(in thousands)
Adjusted EBITDA:
(Loss) income from continuing operations	$(7,394)	$966
Income tax expense (benefit)	115	(90)
Net interest income and expense	70	(69)
Depreciation expense	954	1,540
Amortization of intangible assets and capitalized software	1,447	1,641
EBITDA	(4,808)	3,988
Stock-based compensation expense	1,300	806
Earn-outs and change in fair value of earn-outs	1,543	52
Professional fees: acquisitions, divestitures, litigation, and strategic alternatives	469	708
Inventory write-down	1,752	-
Severance and other restructuring	1,470	227
Adjusted EBITDA	$1,726	$5,781

Income tax expense (benefit). Our GAAP income tax expense or benefit can fluctuate materially from period to period due to tax adjustments that have no relation to underlying operating performance. We believe that exclusion of income tax expenses or benefits allows comparisons of operating results that are consistent across past, present and future periods.

Net interest income and expense. We receive interest income on investments and incur interest expense on tax audit examinations. These charges may vary from period to period due to changes in interest rates driven by general market conditions and not our operating performance. We believe that exclusion of this line item facilitates consistent comparisons among periods.

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

Stock-Based Compensation Expense. We incur expenses related to stock-based compensation included in our GAAP presentation of cost of revenues, selling, general and administrative expense and research and development expense. Although stock-based compensation is an expense we incur and is a form of compensation, these expenses vary in amount from period to period, and are affected by market forces that are difficult to predict and are not within the control of management, such as the market price and volatility of our shares, risk-free interest rates and the expected term and forfeiture rates of the awards.

Inventory Write-down. We incur inventory write-downs of our legacy product lines as we end of life certain product lines to focus on selling the new products being developed.

Earn-outs and Change in Fair Value of Earn-outs. Earn-outs and the change in the fair value of the earn-outs are considered by management to be non-recurring expenses to the former shareholders of the businesses we acquire. We also incur expense due to changes in fair value related to contingent consideration that we believe would otherwise impair comparability among periods.

Professional Fees: Acquisitions, Divestitures, Litigation, and Strategic Alternatives. We have excluded the effect of legal professional costs associated with our acquisitions divestitures, litigation and strategic alternatives because the amount and timing of the expenses are largely non-recurring.

Severance and Other Restructuring. We incurred charges due to the restructuring of our business including severance charges and facility reductions resulting from our restructuring and streamlining efforts and any changes due to revised estimates, which we generally would not have otherwise incurred in the periods presented as part of our continuing operations. We also incurred charges for the hiring and appointment of the Chief Executive Officer.

Six Months Ended July 31, 2012 Compared to the Six Months Ended July 31, 2011

The following table sets forth our statement of operations data for the six months ended July 31, 2012 and 2011.

	Six Months Ended
	July 31,
	2012	2011
	(in thousands)
Revenues:
Products	$25,468	$32,402
Services	47,896	46,153
Total revenues	73,364	78,555

Costs of revenues:
Cost of product revenues	8,267	9,507
Cost of services revenues	25,480	23,542
Amortization of intangible assets and capitalized software	1,028	1,117
Stock-based compensation expense	194	240
Inventory write-down	1,752	-
Total cost of revenues	36,721	34,406
Operating expenses:
Research and development	19,619	19,918
Selling and marketing	8,082	10,690
General and administrative	8,398	8,136
Amortization of intangible assets and capitalized software	1,922	1,915
Stock-based compensation expense	2,134	1,876
Earn-outs and change in fair value of earn-outs	1,603	105
Professional fees: acquisitions, divestitures, litigation, and strategic alternatives	1,419	1,276
Severance and other restructuring	1,442	227
(Loss) income from operations	(7,976)	6
Other income, net	(429)	255
Gain on sale of investment in affiliates	814
Income tax provision (benefit)	116	(214)
Equity income in earnings of affiliates	26	87
Net (loss) income from continuing operations	$(7,681)	$562

Revenues

The following table summarizes information about our reportable segment revenues for the six months ended July 31, 2012 and 2011.

	Six Months Ended
	July 31,
	2012	2011	%
	(in thousands, except for percentage data)
Software Revenues:
Products	$25,468	$32,402	(21.4)%
Services	47,896	46,153	3.8%
Total revenues	73,364	78,555	(6.6)%
Cost of product revenues	9,295	10,624	(12.5)%
Cost of service revenues	25,674	23,782	8.0. %
Inventory write-down	1,752	-
Total cost of revenues	36,721	34,406	6.7. %
Gross Margin	$36,643	$44,149	(17.0)%
Gross Margin percentage	49.9%	56.2%	(6.3)%

Product Revenue. For the first six months of fiscal 2013, our product revenues of $25.5 million decreased by 21.4% from product revenues of $32.4 million for the first six months of fiscal 2012. The decrease of $6.9 million in product revenues during the first six months of fiscal 2013 was due to lower backoffice software license revenues of $6.4 million, due to lower demand from North American customers of our legacy products and, that in the prior year, the Comcast subscription agreement was classified as product revenue. In addition, lower advertising product revenues of $3.6 million were primarily due to the prior year including higher license revenues from a large North American customer. The lower software product revenue was partially offset by increased VOD server shipments in the current year of $3.1 million to North American customers.

Service Revenue. Our service revenues increased 3.8% to $47.9 million for the six months of fiscal 2013 from $46.2 million in the six months of fiscal 2012. The $1.7 million increase in service revenues year over year was due to the higher In-Home Services revenues partially offset by lower VOD and Advertising maintenance and professional revenues from our domestic customers.

For the first six months of fiscal 2013 and 2012, two customers accounted for 30% and two customers accounted for 36% of our total revenues, respectively. We believe that a significant amount of our revenues will continue to be derived from a limited number of customers.

International sales accounted for approximately 38% and 39% of total revenues in the first six months of fiscal 2013 and 2012, respectively. We expect that international products and services revenues will continue to be a significant portion of our business in the future.

Gross Margin. Our costs of product revenues consist primarily of the cost of purchased material components and subassemblies, labor and overhead relating to the final assembly and testing of complete systems and related expenses, and labor and overhead costs related to software development contracts. Our gross margin as a percentage of sales decreased 6% in the first six months of fiscal 2013, as compared the first six months of fiscal 2012. This margin decrease was primarily due to the $1.8 million write-down of inventory of our legacy hardware products and lower product margins relating to our overall product mix, as we had higher back office server revenues during the first half of fiscal 2013 compared to fiscal 2012, and revenues from this product line typically carry lower margin than our software products. In addition, our margins in our gateway product line were slightly lower than the prior year due to the addition of headcount, primarily from the Flashlight acquisition, as these engineering costs associated with our statement of work business are classified as costs of sales due to their direct correlation with revenues recognized.

Inventory Write-down. In the first six months of fiscal 2013, we incurred a $1.8 million inventory write-down due to lower foreseeable demand for some of our legacy product lines, in particular, hardware components related to certain discontinued VOD server product lines as we focus on selling the new products being developed. We will continue to review our inventory levels and there may be future inventory write-downs.

Research and Development. Our research and development expenses consist primarily of employee costs, which include salaries, benefits and related payroll taxes, depreciation of development and test equipment and an allocation of related facility expenses. Research and development expenses were relatively flat at $19.6 million and $19.9 million for the six month of fiscal 2013 and 2012, respectively, as lower headcount related costs were offset by higher outside contract labor costs as we continue to focus our investment in our next generation product offerings.

Selling and Marketing. Our selling and marketing expenses consist primarily of payroll costs, which include salaries and related payroll taxes, benefits and commissions, travel expenses and certain promotional expenses. Selling and marketing expenses decreased from $10.7 million, or 14% of total revenues in the six months of fiscal 2012, to $8.1 million, or 11% of total revenues, in the six months of fiscal 2013. The decrease of $2.6 million was primarily due to reductions in headcount during the first half of the fiscal year 2013, corresponding reductions in travel expenses and lower commission expense resulting from lower first half of fiscal 2013 revenues.

General and Administrative. Our general and administrative expenses consist primarily of employee costs, which include salaries and related payroll taxes and benefit related costs, legal and accounting services and an allocation of related facilities expenses. In the first six months of fiscal 2013, general and administrative expenses increased to $8.4 million, or 11% of total revenues, from $8.1 million, or 10% of total revenues in the six months of fiscal 2012. The increase of $300,000 in general and administrative expense is due to higher compensation expenses, travel and corporate legal fees.

Amortization of Intangibles Assets and Capitalized Software. Our amortization expense is primarily related to the costs of acquired intangible assets. Amortization is also based on the future economic value of the related intangible assets which is generally higher in the earlier years of the assets’ lives. During the first six months of 2013 and 2012, we incurred amortization expenses of approximately $1.0 million and $1.1 million, respectively, which were charged to cost of sales, In addition, we incurred amortization expenses related to operating expenses of approximately $1.9 million for both fiscal 2013 and fiscal 2012. Our total amortization expense was $3.0 million for both the first six months of fiscal 2013 and 2012.

Stock Based Compensation Expense. Our stock compensation expense is related to the issuance of stock grants to our employees, executives and Board of Directors. During the first six months of fiscal 2013, our stock compensation increased by approximately $200,000, from $1.9 million to $2.1 million primarily due to the performance based stock compensation package granted to our new Chief Executive Officer who was appointed to his permanent position on May 1, 2012.

Earn-outs and Change in Fair Value of Earn-outs. Earnout costs include changes in the fair value of acquisition related contingent consideration, and changes in contingent liabilities related to estimate earn-out payments. During our second quarter of fiscal 2013, we revised our estimate of potential earn-out payments to the former shareholders of VividLogic and recorded an accrued expense of $1.6 million to reflect estimated future financial performance compared to the respective earn-out criteria.

Professional fees- Acquisitions, Divestitures, Litigation, and Strategic Alternatives. Our fiscal 2013 professional fees are primarily related to professional fees paid to outside counsel for our divestitures of the Broadcast and Storage business and the Media Services business. It also consists of professional fees related to our patent litigation with ARRIS Group, Inc. During the first six months of fiscal 2013, these professional fees increased $100,000 to $1.4 million from $1.3 million. This slight increase was primarily due to our professional fees associated with divestitures this year compared to the professional fees we incurred during our review of strategic alternatives in the same prior period.

Severance and Other Restructuring Expenses. During the first six months of fiscal 2013, we incurred charges of $1.4 million as we continue to take actions to lower our cost structure and improve our financial performance. Included in the restructuring charge are severance costs of $400,000 related to the reduction of 21 employees in our finance and accounting and manufacturing departments. We also incurred an $865,000 leasehold improvement charge for the reduction of space and certain other fixed assets in our leased facility in the Philippines, significantly reducing the size of our leased facility in the Philippines. In addition, we incurred one-time charges of approximately $200,000 for a sign-on bonus, relocation expenses and recruitment fees, relating to the hiring and appointed a permanent Chief Executive Officer on May 1, 2012. We incurred $200,000 of severance and restructuring charges for the six months of fiscal 2012 related to a reduction in the manufacturing department.

Income Tax Provision. For the six months ended July 31, 2012, the provision for income tax from continuing operations was $116,000 on a loss from continuing operations before tax of $7.6 million. Our tax provision is primarily due to income tax expense in certain states and profitable foreign jurisdictions. Our effective tax rate of (0.26%) was based on the full fiscal year estimates and projected profitability in the second half of fiscal 2013. In addition our provision is affected by the geographic jurisdiction in which the worldwide income or losses have incurred in, resulting in the difference between the federal statutory rate of 35% and the forecasted effective tax rate.

In addition, we incurred a $9.6 million U.S. capital tax loss benefit in sale of our Media Services segment. We have determined it’s more likely than not that we will not benefit from the capital loss carryforward. Therefore, we have provided a 100% valuation allowance against this capital loss.

The effective tax rate is based upon the estimated income for the year, the composition of income in different countries and adjustments, if any, in the applicable quarterly periods for the potential tax consequences, benefits, resolution of tax audits or other tax contingencies. Our income tax provision or benefit consists of federal, foreign and state income taxes.

Non-GAAP Measures. Beginning with the first quarter of fiscal 2013, we changed our reported non-GAAP measure of financial performance to both non-GAAP income from operations and adjusted EBITDA. We define non-GAAP income from operations as GAAP operating income or loss, plus stock-based compensation expenses, amortization of intangible assets and capitalized software, inventory write-downs, earn-outs and change in fair value of earn-outs, professional fees associated with acquisitions divestitures, litigation and strategic alternatives, and severance and other restructuring costs. We define adjusted EBITDA as loss from continuing operations before net income tax expense (benefit), net interest income and expense, depreciation expense, amortization of intangible assets and capitalized software, stock-based compensation expense, inventory write-down ,earn-outs and change in fair value of earn-outs, professional fees associated with acquisitions divestitures, litigation and strategic alternatives and severance and other restructuring costs. In periodic communications, we have discussed non-GAAP income from operations and also believe that adjusted EBITDA are both important measures that are not calculated according to U.S. generally accepted accounting principles (“GAAP”). We use non-GAAP income from operations and adjusted EBITDA in internal forecasts and models when establishing internal operating budgets, supplementing the financial results and forecasts reported to our Board of Directors, determining a component of bonus compensation for executive officers and other key employees based on operating performance and evaluating short-term and long-term operating trends in our operations. We believe that non-GAAP income from operations and adjusted EBITDA financial measures assist in providing an enhanced understanding of our underlying operational measures to manage the business, to evaluate performance compared to prior periods and the marketplace, and to establish operational goals. We believe that these non-GAAP financial adjustments are useful to investors because they allow investors to evaluate the effectiveness of the methodology and information used by management in our financial and operational decision-making.

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

The following table reconciles our GAAP loss from operations, the most directly comparable GAAP financial measure to our non-GAAP Income from Operations:

Reconciliation to GAAP - Six Months Ended July 31, 2012
						Diluted EPS
		Gross		Loss/Income	Operating	from
(In Thousands, except per	Gross	Profit	Operating	From	Loss/Income	Income from
share amount)	Profit	Percentage	Expenses	Operations	Percentage	Operations

GAAP reported results	$36,643	49.9%	$44,619	$(7,976)	-10.9%	$(0.24)
Stock-based compensation expense	194	0.3%	(2,134)	2,328	3.2%	$0.07
Amortization of intangible assets and capitalized software	1,028	1.4%	(1,922)	2,950	4.0%	$0.09
Inventory write-down	1,752	2.4%	-	1,752	2.4%	$0.05
Earn-outs and change in fair value of earn-outs	-	0.0%	(1,603)	1,603	2.2%	$0.06
Professional fess: acquisitions, divestitures, litigation, and strategic alternatives	-	0.0%	(1,419)	1,419	1.9%	$0.04
Severance and other restructuring costs	-	0.0%	(1,442)	1,442	2.0%	$0.04
Non-GAAP financial results	$39,617	54.0%	$36,099	$3,518	4.8%	$0.11

Weighted Shares Outstanding						32,585

Reconciliation to GAAP - Six Months Ended July 31, 2011
						Diluted EPS
		Gross		Loss/Income	Operating	from
(In Thousands, except per	Gross	Profit	Operating	From	Loss/Income	Income from
share amount)	Profit	Percentage	Expenses	Operations	Percentage	Operations

GAAP reported results	$44,149	56.2%	$44,143	$6	0.0%	$0.00
Stock-based compensation expense	240	0.3%	(1,876)	2,116	2.7%	$0.07
Amortization of intangible assets and capitalized software	1,117	1.4%	(1,915)	3,032	3.9%	$0.09
Earn-outs and change in fair value of earn-outs	-	0.0%	(105)	105	0.1%	$0.00
Professional fess: acquisitions, divestitures, litigation, and strategic alternatives	-	0.0%	(1,276)	1,276	1.6%	$0.04
Severance and other restructuring costs	-	0.0%	(227)	227	0.3%	$0.01
Non-GAAP financial results	$45,506	57.9%	$38,744	$6,762	8.6%	$0.21

Weighted Shares Outstanding						32,008

The following table reconciles our income from continuing operations, the most directly comparable GAAP financial measure to our adjusted EBITDA:

	Six Months Ended
	July 31,
	2012	2011
	(in thousands)
Adjusted EBITDA:
(Loss) income from continuing operations	$(7,681)	$562
Income tax expense (benefit)	116	(214)
Net interest income and expense	33	(171)
Depreciation expense	2,307	2,886
Amortization of intangible assets and capitalized software	2,950	3,032
EBITDA	(2,275)	6,095
Stock-based compensation expense	2,328	2,116
Earn-outs and change in fair value of earn-outs	1,603	105
Professional fees: acquisitions, divestitures, litigation, and strategic alternatives	1,419	1,276
Inventory write-down	1,752	-
Severance and other restructuring	1,442	227
Adjusted EBITDA	$6,269	$9,819

Income tax expense (benefit). Our GAAP income tax expense or benefit can fluctuate materially from period to period due to tax adjustments that have no relation to underlying operating performance. We feel that exclusion of income tax expenses or benefits allows comparisons of operating results that are consistent across past, present, and future periods.

Net interest income and expense. We receive interest income on investments and incur interest expense on tax audit examinations. These charges may vary from period to period due to changes in interest rates driven by general market conditions, and not our operating performance. We believe that exclusion of this line facilitates consistent comparisons among periods.

Depreciation expense. We incur depreciation expense related to capital assets purchased to support the ongoing operations of the business. These assets are recorded at cost and are depreciated using the straight-line method over the useful life of the asset. Purchases of such assets may vary significantly from period to period and without any correlation to underlying operating performance. Management believes that exclusion of depreciation expense allows comparisons of operating results that are consistent across past, present, and future periods.

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

Stock-based compensation expense. We incur expenses related to stock-based compensation included in our GAAP presentation of cost of revenues, selling, general and administrative expense and research and development expense. Although stock-based compensation is an expense we incur and is viewed as a form of compensation, these expenses vary in amount from period to period, and are affected by market forces that are difficult to predict and are not within the control of management, such as the market price and volatility of our shares, risk-free interest rates and the expected term and forfeiture rates of the awards.

Inventory write-down. We incur inventory write-downs of our legacy product lines as we end of life certain product lines to focus on selling the new products being developed.

Earn-outs and change in fair value of earn-outs. Earn-outs and the change in the fair value of the earn-outs are considered by management to be non-recurring expenses to the former shareholders of the businesses we acquire. We also incur expense due to changes in fair value related to contingent consideration that we believe would otherwise impair comparability among periods.

Professional Fees: Acquisitions, divestitures, litigation, and strategic alternatives. We have excluded the effect of legal professional costs associated with our acquisitions divestitures, litigation and strategic alternatives because the amount and timing of the expenses are largely non-recurring.

Severance and other restructuring. We incurred charges due to the restructuring of our business including severance charges and facility reductions, resulting from our restructuring and streamlining efforts and any changes due to revised estimates, which we generally would not have otherwise incurred in the periods presented as part of our continuing operations. We also incurred charges for the hiring and appointment of the Chief Executive Officer.

Off-Balance Sheet Arrangements.

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

Liquidity and Capital Resources.

Historically, we have financed our operations and capital expenditures primarily with cash on-hand. Cash, restricted cash, and marketable securities increased from $93.8 million at January 31, 2012 to $107.1 million at July 31, 2012. The increase in our cash and marketable securities of $13.3 million was primarily due to the proceeds from the sale of the broadcast and storage and Media Service businesses which resulted in us receiving total net proceeds of approximately $24.1 million. These proceeds were primarily offset by a use of cash in working capital from continuing and discontinued operations of $5.8 million, capital expenditures of $1.1 million and earn-out payments of $4.5 million.

For the six months ended July 31, 2012, we used $6.5 million of cash from continuing operations. The cash used by operating activities was primarily the result of a decrease in deferred revenue of $8.8 million, an increase in prepaid expenses and other assets of $4.3 million primarily due to an increase of $2.4 million in estimated tax receivables, partially offset by decreases in accounts receivable of $4.8 million due to timing of customer invoicing and payments and an increase in accrued expenses of $2.5 million. In addition, the increase in deferred revenue of $8.8 million was due to our January 31, 2012 balance being higher due to annual renewals of post warranty contracts and recognition of revenue on customer projects that were previously deferred. In addition, accrued expenses increased $2.5 million primarily due to additional earn-out accruals related to former shareholders of VividLogic.

We used $6.1 million of cash in investing activities from continuing operations primarily related to capital expenditures of $1.0 million, $4.2 million of earn-out payments to the former shareholders of eventIS and VividLogic, $0.3 for the purchase of Flashlight assets and net purchases of $1.4 million of marketable securities. We generated $814,000 from additional proceeds from the sale of our equity investment in In-SiteOne in fiscal 2012.

Our financing activities generated 26,000 in cash primarily due to the the issuance of common stock for the exercise of employee stock options of $530,000 offset by purchase of treasury stock of $504,000.

Effect of exchange rates decreased cash and cash equivalents by $400,000 for the six months ended July 31, 2012, due to the translation of European subsidiaries cash balances, which use the Euro as their functional currencies to U.S. dollars.

On September 1, 2009, we completed our acquisition of eventIS Group B.V. (“eventIS”) from a holding company in which Erwin van Dommelen, elected President of SeaChange Software in March 2010, has a 31.5% interest. We have made cash payments to date to the holding company of $44.0 million and issued approximately 300,000 restricted common shares. On September 1, 2012, we amended the eventIS share purchase agreement with the holding company which will accelerate unvested restricted shares of approximately 175,000 shares on September 1, 2013 and obligated cash payments of $2.2 million were paid on September 1, 2012. We have accrued $1.0 million for additional payments that may become due under the earn-out provisions of the eventIS share purchase agreement, which will be paid to the holding company if certain performance goals are met.

Under the share purchase agreement with the former shareholders of VividLogic, we are obligated to make a fixed payment of $1.0 million on February 1, 2013. Additional earn-out payments may be earned for the year ending January 31, 2013, and if certain performance goals are met.

We maintain a revolving line of credit with RBS Citizens (a subsidiary of the Royal Bank of Scotland Group plc) which expires on October 31, 2012. The loan agreement requires SeaChange to comply with certain financial covenants. As of July 31, 2012, we were not in compliance with one financial covenant. We have received a waiver of the event of non-compliance and there were no borrowings under the revolving line of credit.

We are occasionally required to post letters of credit, issued by a financial institution, to secure certain sales contracts. Letters of credit generally authorize the financial institution to make a payment to the beneficiary upon the satisfaction of a certain event or the failure to satisfy an obligation. The letters of credit are generally posted for one-year terms and are usually automatically renewed upon maturity until such time as we have satisfied the commitment secured by the letter of credit. We are obligated to reimburse the issuer only if the beneficiary collects on the letter of credit. We believe that it is unlikely we will be required to fund a claim under our outstanding letters of credit. As of July 31, 2012, the full amount of the letters of credit of $1.1 million was supported by our credit facility.

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

Effects of Inflation.

Management believes that financial results have not been significantly impacted by inflation and price changes in materials we use in manufacturing our products.

Recently Adopted Accounting Standard Updates.

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

Neither of these ASUs changes the items that must be reported in other comprehensive income. The only impact from adoption was disclosure of other comprehensive income on the face of our Consolidated Statement of Operations.

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

Substantially all of our international product sales are payable in United States Dollars (USD). In the case of our operations in the Netherlands, product sales are generally payable in local currencies, providing a natural hedge for receipts and local payments. In light of the high proportion of our international businesses, we expect the risk of any adverse movements in foreign currency exchange rates could have an impact on our translated results within the Consolidated Statements of Operations and Balance Sheets. For the first half of fiscal 2013 and 2012, we generated a foreign currency translation gain of $5.2 million and $2.4 million, respectively, which were recorded as accumulated other comprehensive gain, increasing our equity section of the consolidated balance sheet over the prior year.

We entered into two foreign exchange forward contracts denominated in Euros to hedge against a portion of the foreign currency exchange risk associated with the acquisition of eventIS Group B.V. for the fixed deferred purchase price. The purpose of our foreign currency risk management program is to reduce volatility in earnings caused by exchange rate fluctuations. FASB ASC Topic 815, Derivatives and Hedging, requires companies to recognize all of the derivative financial instruments as either assets or liabilities at fair value in the consolidated balance sheets based upon quoted market prices for comparable instruments. Our derivative instrument did not meet the criteria for hedge accounting within FASB ASC Topic 815. Therefore, the foreign currency forward contracts are recorded at fair value, with the gain or loss on these transactions recorded in the unaudited consolidated statements of operations within “other (expense) income, net” in the period in which they occur. We do not use derivative financial instruments for trading or speculative purposes. As of July 31, 2012, we had two outstanding foreign currency exchange forward contract to buy Euros totaling €1.2 million that settled on September 1, 2012. During the three months ended July 31, 2012, we recorded approximately $36,000 of losses related to its foreign currency exchange forward contract. Our foreign currency exchange contract is an over-the-counter instrument. There is an active market for this instrument and, therefore, it is classified as Level 1 in the fair value hierarchy.

All foreign currency gains and losses are included in interest and other income, net, in the accompanying Consolidated Statements of Operations. For the three and six months ended July 31, 2013, we recorded approximately $334,000 and $326,000, respectively in losses due to international subsidiary translations and cash settlements of revenues and expenses.

Interest Rate Risk

Exposure to market risk for changes in interest rates relates primarily to our investment portfolio of marketable debt securities of various issuers, types and maturities and to our borrowings under our bank line of credit facility. We do not use interest rate related derivative instruments in our investment portfolio, and our investment portfolio only includes highly liquid instruments. Our cash and marketable securities include cash equivalents, which we consider to be investments purchased with original maturities of three months or less. There is risk that losses could be incurred if we were to sell any of our securities prior to stated maturity. Given the short maturities and investment grade quality of the portfolio holdings at July 31, 2012, a sharp change in interest rates should not have a material adverse impact on the fair value of our investment portfolio. Additionally, our long term marketable investments, which are carried at the lower of cost or market, have fixed interest rates, and therefore are subject to changes in fair value.

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

(b) Changes in internal controls over financial reporting. As a result of the evaluation completed by us, and in which Messrs. Rau and Bornak participated, we have concluded that there were no changes during the fiscal quarter ended July 31, 2012 in our internal controls over financial reporting, which have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	Legal Proceedings

On July 31, 2009, ARRIS Group, Inc. (“ARRIS”) filed a contempt motion in the U.S. District Court for the District of Delaware against SeaChange International relating to U.S. Patent No 5,805,804 (the “ ’804 patent”), a patent in which ARRIS has an ownership interest. In its motion, ARRIS is seeking further patent royalties and the enforcement of the permanent injunction entered by the Court on April 6, 2006 against certain SeaChange products. On August 3, 2009, SeaChange filed a complaint seeking a declaratory judgment from the Court that its products do not infringe the ‘804 patent and asserting certain equitable defenses. On June 4, 2010, the Court entered an Order staying the declaratory judgment action pending resolution of the contempt proceeding. On September 2, 2011, the Court entered an Order in which it concluded that a contempt proceeding was the appropriate procedure for resolving the parties’ dispute and that further factual and legal determinations would be necessary. On March 1, 2012, the Court conducted a hearing at which the parties submitted additional information. We are awaiting the decision of the Court. No determinations were made by the Court at the hearing as to liability, and the parties have submitted post-hearing briefs. We believe that our products do not infringe on the ‘804 patent and that we have meritorious defenses against the suit, however, the ultimate resolution of the matter is not reasonably estimable at this time, but could result in a material liability for us.

We enter into agreements in the ordinary course of business with customers, resellers, distributors, integrators. Most of these agreements require us to defend and/or indemnify the other party against intellectual property infringement claims brought by a third party with respect to our products. From time to time, we also indemnify customers and business partners for damages, losses and liabilities they may suffer or incur relating to personal injury, personal property damage, product liability, and environmental claims relating to the use of our products and services or resulting from the acts or omissions of us, our employees, authorized agents or subcontractors. For example, we have received requests from several of our customers for indemnification of patent litigation claims. For example, we have more recently received requests from several of our customers for indemnification of patent litigation claims asserted by Pragmatus VOD, LLC, Content Delivery Solutions, and Active Video Networks. Management cannot reasonably estimate any potential losses, but these claims could result in material liability for us.

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

Repurchase of Our Equity Securities

On March 28, 2012, our Board of Directors authorized the repurchase of up to $25.0 million of our common stock, par value $.01 per share, through a share repurchase program. The repurchase program terminates on January 31, 2013. As authorized by the program, shares may be purchased in the open market or through privately negotiated transactions in a manner consistent with applicable securities laws and regulations, including pursuant to a Rule 10b5-1 plan maintained by us. This share repurchase program does not obligate us to acquire any specific number of shares and may be suspended or discontinued at any time. All repurchases are expected to be funded from our current cash balances. The timing and amount of the shares to be repurchased will be based on market conditions and other factors, including price, corporate and regulatory requirements and alternative investment opportunities. We repurchased 63,000 shares for $504,000 during the first quarter of fiscal 2013 and none during the second quarter of fiscal 2013. There are 24.5 million shares that may yet be purchased under the Plan.

ITEM 6.       Exhibits

(a)	Exhibits

2.1†	Share Purchase Agreement, dated as of May 21, 2012, by and between SeaChange International, Inc. and Avail Media, Inc. (filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K previously filed on May 25, 2012 with the Commission (File No. 000-21393) and incorporated herein by reference)

10.1	Separation Agreement and Release of Claims, dated as of August 15, 2012, by and between SeaChange International, Inc. and Ira Goldfarb (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K previously filed on August 17, 2012 with the Commission (File No. 000-21393) and incorporated herein by reference).

31.1	Certification Pursuant to Rule 13a-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification Pursuant to Rule 13a-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	XBRL Taxonomy Extension Definition Linkbase

101.LAB*	XBRL Taxonomy Extension Label Linkbase

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

†	Confidential Treatment Granted

*	Pursuant to Rule 406T of Regulation S-T, these interactive data files shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, except as expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, SeaChange International, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: September 7, 2012

SEACHANGE INTERNATIONAL, INC.

by:	/S/ MICHAEL D. BORNAK
Michael D. Bornak
Chief Financial Officer,
Senior Vice President, Finance and
Administration, Treasurer and Secretary

Index to Exhibits

No.	Description

2.1†	Share Purchase Agreement, dated as of May 21, 2012, by and between SeaChange International, Inc. and Avail Media, Inc. (filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K previously filed on May 25, 2012 with the Commission (File No. 000-21393) and incorporated herein by reference)

10.1	Separation Agreement and Release of Claims, dated as of August 15, 2012, by and between SeaChange International, Inc. and Ira Goldfarb (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K previously filed on August 17, 2012 with the Commission (File No. 000-21393) and incorporated herein by reference).

31.1	Certification Pursuant to Rule 13a-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification Pursuant to Rule 13a-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	XBRL Taxonomy Extension Definition Linkbase

101.LAB*	XBRL Taxonomy Extension Label Linkbase

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

†	Confidential Treatment Granted

*	Pursuant to Rule 406T of Regulation S-T, these interactive data files shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, except as expressly set forth by specific reference in such filing.

