Form 10-Q
period 2012-10-31
SEACHANGE INTERNATIONAL INC
filed 2012-12-07
CIK 1019671

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2012

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.    YES   ☒     NO   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  YES  ☒     NO   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.): YES ☐ NO ☒

The number of shares outstanding of the registrant’s Common Stock on December 3, 2012 was 32,291,078.

SEACHANGE INTERNATIONAL, INC.

Table of Contents

		Page

PART I. FINANCIAL INFORMATION

Item 1.	Unaudited Financial Statements

	Consolidated Balance Sheets at October 31, 2012 and January 31, 2012	3

	Consolidated Statements of Operations and Comprehensive Income for the three and nine months ended October 31, 2012 and October 31, 2011	4

	Consolidated Statements of Cash Flows for the nine months ended October 31, 2012 and October 31, 2011	5

	Notes to Consolidated Financial Statements	6-18

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18-36

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	36

Item 4.	Controls and Procedures	36

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	37

Item 1A.	Risk Factors	37

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	37

Item 6.	Exhibits	38

SIGNATURES		39

PART I – FINANCIAL INFORMATION

ITEM 1. Unaudited Financial Statements

SEACHANGE INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

(unaudited, amounts in thousands, except share data)

	October 31,	January 31,
	2012	2012
Assets
Current assets:
Cash and cash equivalents	$85,058	$80,585
Restricted cash	2,123	1,200
Marketable securities	2,045	7,855
Accounts and other receivables, net of allowance for doubtful accounts of $907 and $972 at October 31, 2012 and January 31, 2012, respectively	45,817	42,811
Unbilled receivables	-	3,963
Inventories	7,606	10,218
Prepaid expenses and other current assets	8,415	5,970
Assets held for sale	465	646
Deferred tax assets	1,695	2,065
Current assets related to discontinued operations	-	14,206
Total current assets	153,224	169,519
Property and equipment, net	19,464	20,162
Marketable securities, long-term	10,743	4,140
Investments in affiliates	2,881	3,013
Intangible assets, net	18,488	22,432
Goodwill	44,129	44,414
Other assets	1,315	1,515
Non-current assets related to discontinued operations	-	33,657
Total assets	$250,244	$298,852
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$5,857	$8,214
Other accrued expenses	15,053	13,345
Customer deposits	784	3,067
Deferred revenues	26,707	31,097
Current liabilities related to discontinued operations	-	10,805
Total current liabilities	48,401	66,528
Deferred revenue, long-term	2,639	4,638
Other liabilities, long-term	1,500	8,464
Taxes payable, long-term	2,694	3,043
Deferred tax liabilities, long-term	3,645	4,502
Non-current liabilities related to discontinued operations	-	739
Total liabilities	58,879	87,914

Commitments and contingencies (Note 7)

Stockholders' equity:
Common stock, $0.01 par value;100,000,000 shares authorized; 32,145,251 and 32,534,444 shares issued; 32,105,467 and 32,494,660 shares outstanding, respectively	322	326
Additional paid-in capital	212,003	213,880
Treasury stock, at cost; 39,784 and 39,784 common shares, respectively	(1)	(1)
Accumulated (loss) income	(17,786)	6,507
Accumulated other comprehensive loss	(3,173)	(9,774)
Total stockholders’ equity	191,365	210,938
Total liabilities and stockholders’ equity	$250,244	$298,852

The accompanying notes are an integral part of these unaudited, consolidated financial statements.

SEACHANGE INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(unaudited, amounts in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	October 31,		October 31,
	2012	2011	2012	2011
Revenues:
Products	$15,213	$21,267	$40,681	$53,669
Services	24,036	21,646	71,932	67,799
Total revenues	39,249	42,913	112,613	121,468
Cost of revenues:
Products	5,504	5,184	13,771	14,691
Services	13,807	12,512	39,287	36,054
Amortization of intangible assets	520	769	1,548	1,886
Stock-based compensation expense	(85)	140	109	380
Inventory write-down	-	-	1,752	-
Total cost of revenues	19,746	18,605	56,467	53,011
Gross profit	19,503	24,308	56,146	68,457
Operating expenses:
Research and development	9,423	10,518	29,042	30,436
Selling and marketing	3,905	5,112	11,987	15,802
General and administrative	3,728	4,111	12,126	12,247
Amortization of intangible assets	969	948	2,891	2,863
Stock-based compensation expense	813	878	2,947	2,754
Earn-outs and change in fair value of earn-outs	64	1,412	1,667	1,517
Professional fees: acquisitions, divestitures, litigation, and strategic alternatives	26	597	1,445	1,873
Severance and other restructuring costs	1,476	(6)	2,918	221
Total operating expenses	20,404	23,570	65,023	67,713
(Loss) income from operations	(901)	738	(8,877)	744
Other income (expense), net	337	(127)	(92)	128
Gain on sale of investment in affiliates	-	-	814	-

(Loss) income before income taxes and equity income in earnings of affiliates	(564)	611	(8,155)	872
Income tax benefit	(882)	(368)	(766)	(583)
Equity income in earnings of affiliates, net of tax	49	129	75	215
Income (loss) from continuing operations	367	1,108	(7,314)	1,670
Income (loss) on sale of discontinued operations	124	-	(14,324)	-
Income (loss) from discontinued operations, net of tax	87	(700)	(2,655)	(859)
Net income (loss)	$578	$408	$(24,293)	$811

Net income (loss)	$578	$408	$(24,293)	$811
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	1,453	321	6,612	2,696
Unrealized loss on marketable securities	(10)	(21)	(10)	(74)
Comprehensive income (loss)	$2,021	$708	$(17,691)	$3,433

Net income (loss) per share:
Basic income (loss) per share	$0.02	$0.01	$(0.75)	$0.03
Diluted income (loss) per share	$0.02	$0.01	$(0.75)	$0.02
Net income (loss) per share from continuing operations:
Basic income (loss) per share	$0.01	$0.03	$(0.23)	$0.06
Diluted income (loss) per share	$0.01	$0.03	$(0.23)	$0.05
Net income (loss) per share from discontinued operations:
Basic income (loss) per share	$0.01	$(0.02)	$(0.52)	$(0.03)
Diluted income (loss) per share	$0.01	$(0.02)	$(0.52)	$(0.03)
Weighted average common shares outstanding:
Basic	32,474	32,132	32,554	32,055
Diluted	33,013	32,817	32,554	32,706

The accompanying notes are an integral part of these unaudited, consolidated financial statements.

SEACHANGE INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, amounts in thousands)

	Nine Months Ended
	October 31,
	2012	2011
Cash flows from operating activities:
Net (loss) income	$(24,293)	$811
Net loss from discontinued operations	16,979	859
Adjustments to reconcile net (loss) income to net cash provided by continuing operating activities:
Depreciation and amortization of fixed assets	3,341	4,157
Amortization of intangible assets	4,439	4,749
Loss on disposal of fixed assets	2	34
Impairment of long lived asset	967	-
Inventory valuation charge	1,948	418
Provision for doubtful accounts receivable	(66)	(122)
Discounts earned and amortization of premiums on marketable securities	103	41
Equity income in earnings of affiliates	(75)	(215)
Gain on sale of investment in affiliates	(814)	-
Stock-based compensation expense	3,056	3,134
Deferred income taxes	(487)	3,403
Changes in operating assets and liabilities:
Accounts receivable	(2,874)	5,732
Unbilled receivables	3,963	223
Inventories	664	(777)
Prepaid expenses and other assets	(2,484)	(2,252)
Accounts payable	(2,102)	(6,793)
Accrued expenses	2,262	935
Customer deposits	(1,733)	(2,030)
Deferred revenues	(6,389)	(7,752)
Other	200	246
Net cash (used in) provided by operating activities from continuing operations	(3,393)	4,801
Net cash provided by operating activities from discontinued operations	717	2,140
Total cash (used in) provided by operating actvities	(2,676)	6,941
Cash flows from investing activities:
Purchases of property and equipment	(2,423)	(931)
Purchases of marketable securities	(12,110)	(14,909)
Proceeds from sale and maturity of marketable securities	11,205	9,492
Additional proceeds from sale of equity investment	814	-
Acquisition of businesses and payment of contingent consideration, net of cash acquired	(7,866)	(3,653)
Change in restricted cash	(923)	136
Net cash used in investing activities from continuing operations	(11,303)	(9,865)
Net cash provided by (used in) investing activities from discontinued operations	23,560	(1,518)
Total cash provided by (used in) investing actvities	12,257	(11,383)
Cash flows from financing activities:
Repurchases of our common stock	(6,078)	-
Proceeds from issuance of common stock relating to stock option exercises	1,140	1,789
Net cash (used in) provided by financing activities from continuing operations	(4,938)	1,789
Net cash provided by financing activities from discontinued operations	-	-
Total cash (used in) provided by financing actvities	(4,938)	1,789
Effect of exchange rate changes on cash	(170)	166
Net increase (decrease) in cash and cash equivalents	4,473	(2,487)
Cash and cash equivalents, beginning of period	80,585	73,145
Cash and cash equivalents, end of period	$85,058	$70,658
Supplemental disclosure of cash flow information:
Income taxes paid	$1,307	$308
Supplemental disclosure of non-cash activities:
Transfer of items originally classified as inventories to equipment	$570	$1,247

The accompanying notes are an integral part of these unaudited, consolidated financial statements

SEACHANGE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. Nature of Business and Basis of Presentation

The Company

SeaChange International, Inc. and its subsidiaries (“SeaChange”, “we”, or the “Company”) is a global leader in the development and delivery of multi-screen video. Our products and services facilitate the storage, management and distribution of video, television programming and advertising content to cable system operators, telecommunications companies and mobile operators.

Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of SeaChange International, Inc. and its subsidiaries (“SeaChange” or the “Company”) in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial reports and the instructions for the Quarterly Report on Form 10-Q (“Form 10-Q”) and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared under U.S. GAAP have been condensed or omitted pursuant to such regulations. However, we believe that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with our most recently audited financial statements and the notes thereto included in our Annual Report on Form 10-K (“Form 10-K”) as filed with the SEC. In the opinion of management, the accompanying financial statements include all adjustments necessary to present a fair presentation of the consolidated financial statements for the periods shown. Interim results are not necessarily indicative of the operating results for the full fiscal year or any future periods. The balance sheet data as of January 31, 2012 that is included in this Form 10-Q was derived from our audited financial statements but does not include all disclosures required by U.S. GAAP. The preparation of these financial statements in conformity with U.S. GAAP requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and disclosure of contingent assets and liabilities. Actual results may differ from our estimates. All intercompany transactions and balances have been eliminated. We have reclassified certain fiscal 2012 data to conform to our fiscal 2013 presentation. The consolidated financial statements for all periods presented reflect the discontinuation of our former Broadcast Servers and Storage business and On Demand Group (“Media Services”) as the final closure and sale of these business units occurred on May 4, 2012 and May 21, 2012, respectively. (See Note 5.)

2. Significant Accounting Policies

Our transactions frequently involve the sale of hardware, software, systems and services in multiple element arrangements. Revenues from sales of hardware, software and systems that do not require significant modification or customization of the underlying software are recognized when title and risk of loss has passed to the customer, there is evidence of an arrangement, fees are fixed or determinable and collection of the related receivable is considered probable. Customers are billed for installation, training, project management and at least one year of product maintenance and technical support at the time of the product sale. Revenue from these activities is deferred at the time of the product sale and recognized ratably over the period during which these services are performed. Revenue from ongoing product maintenance and technical support agreements are recognized ratably over the period of the related agreements. Revenue from software development contracts that include significant modification or customization, including software product enhancements, is recognized based on the percentage of completion contract accounting method using labor efforts expended in relation to estimates of total labor efforts to complete the contract. Accounting for contract amendments and customer change orders is included in contract accounting when executed. Revenue from shipping and handling costs and other out-of-pocket expenses reimbursed by customers is included in revenues and cost of revenues. Our share of intercompany profits associated with sales and services provided to affiliated companies is eliminated in consolidation in proportion to our equity ownership.

Under the software revenue recognition rules, revenue is allocated to the various elements based on vendor-specific objective evidence (“VSOE”) of fair value. Under this method, the total arrangement value is allocated first to undelivered elements, based on their fair values, with the remainder being allocated to the delivered elements. Where fair value of undelivered service elements has not been established, the total arrangement value is recognized over the period during which the services are performed. The amounts allocated to undelivered elements, which may include project management, training, installation, maintenance and technical support, and certain hardware and software components, are based upon the price charged when these elements are sold separately and unaccompanied by the other elements. The amount allocated to installation, training and project management revenue is based upon standard hourly billing rates and the estimated time required to complete the service. These services are not essential to the functionality of systems as these services do not alter the equipment’s capabilities, are available from other vendors and the systems are standard products. For multiple element arrangements that include software development with significant modification or customization and systems sales where VSOE of the fair value does not exist for the undelivered elements of the arrangement (other than maintenance and technical support), percentage of completion accounting is applied for revenue recognition purposes to the entire arrangement with the exception of maintenance and technical support.

Under the revenue recognition rules for tangible products and related services as amended by Accounting Standards Update (“ASU”) 2009-13, the fee from a multiple-deliverable arrangement is allocated to each of the deliverables based upon their relative selling prices as determined by a selling-price hierarchy. A deliverable in an arrangement qualifies as a separate unit of accounting if the delivered item has value to the customer on a stand-alone basis. A delivered item that does not qualify as a separate unit of accounting is combined with the other undelivered items in the arrangement and revenue is recognized for those combined deliverables as a single unit of accounting. The selling price used for each deliverable is based upon VSOE if available, third-party evidence (“TPE”) if VSOE is not available, and best estimate of selling price (“BESP”) if neither VSOE nor TPE are available. TPE is the price of our or any competitor’s largely interchangeable products or services in stand-alone sales to similarly situated customers. BESP is the price at which we would sell the deliverable if it were sold regularly on a stand-alone basis, considering market conditions and entity-specific factors.

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

3. Fair Value Measurements

We determine the appropriate classification of debt investment securities at the time of purchase and re-evaluate such designation as of each balance sheet date. Our investment portfolio consists of money market funds, corporate debt investments, asset-backed securities, government-sponsored enterprises, and state and municipal obligations. All highly liquid investments with an original maturity of three months or less when purchased are considered to be cash equivalents. All cash equivalents are carried at cost, which approximates fair value. Our marketable securities are classified as available-for-sale and are reported at fair value with unrealized gains and losses, net of tax, reported in stockholders’ equity as a component of accumulated other comprehensive income or loss. The amortization of premiums and accretion of discounts to maturity are computed under the effective interest method and are included in interest income. Interest on securities is recorded as earned and is also included in interest income. Any realized gains or losses would be shown in the accompanying consolidated statements of operations in other income or expense. We provide fair value measurement disclosures of available-for-sale securities in accordance with one of three levels of fair value measurement.

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

Level 2: Observable market-based inputs or unobservable inputs that are corroborated by market data.

Level 3: Unobservable inputs that are not corroborated by market data.

Our financial assets and liabilities that are measured at fair value on a recurring basis as of October 31, 2012 are as follows:

	October 31,	Fair Value Measurements Using
	2012	Level 1	Level 2	Level 3
	(amounts in thousands)
Financial assets:
Money market accounts (a)	$3,089	$3,089	$-	$-
U.S. government agency issues (a)	12,788	12,788	-	-
Total assets	$15,877	$15,877	$-	$-

Other liabilities:
Acquisition-related consideration (b)	$6,707	$-	$-	$6,707

(a)	Money market funds and U.S. government agency securities, included in cash and cash equivalents in the accompanying balance sheet, are valued at quoted market prices for identical instruments in active markets.

(b)	The fair value of our contingent consideration arrangement is determined based on our evaluation as to the probability and amount of any earn-out that will be achieved based on expected future performance by the acquired entity, as well as the fair value of fixed purchase price.

The following table sets forth the activity of our Level 1 investments. Investments are classified as Level 1 when there is a current active market (amounts in thousands):

Level 1
Marketable Securities

Ending balance January 31, 2012	$11,995
Purchases	12,101
Sales/Maturities	(11,308)
Ending balance October 31, 2012	$12,788

Based on additional information, we have made a revision to reclassify $5.6 million of investments from Level 2 to Level 1 as of January 31, 2012. Management believes the revision is immaterial to the financial statements.

The following table sets forth a reconciliation of liabilities measured at fair value on a recurring basis with the use of significant unobservable inputs (Level 3) for the three months ended October 31, 2012 (amounts in thousands):

Level 3
Accrued Contingent
Consideration

Ending balance July 31, 2012	$9,513
Change in fair value of contingent consideration	64
Contingency payment	(3,075)
Translation adjustment	205
Ending balance October 31, 2012	$6,707

The following is a summary of available for sale securities:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(amounts in thousands)
October 31, 2012:
Cash	$81,969	$-	$-	$81,969
Cash equivalents	3,089	-	-	3,089
Cash and cash equivalents	85,058	-	-	85,058
U.S. government agency issues	2,004	41	-	2,045
Corporate debt securities	-	-		-
Marketable securities—short-term	2,004	41	-	2,045

U.S. government agency issues	10,717	26	-	10,743
Marketable securities—long-term	10,717	26	-	10,743
Total cash equivalents and marketable securities	$97,779	$67	$-	$97,846

January 31, 2012:
Cash	$74,226	$-	$-	$74,226
Cash equivalents	6,359	-	-	6,359
Cash and cash equivalents	80,585	-	-	80,585
U.S. government agency issues	6,781	68	-	6,849
Corporate debt securities	1,000	6		1,006
Marketable securities—short-term	7,781	74	-	7,855

U.S. government agency issues	4,126	14	-	4,140
Marketable securities—long-term	4,126	14	-	4,140
Total cash equivalents and marketable securities	$92,492	$88	$-	$92,580

The following is a schedule of the contractual maturities of available-for-sale investments:

	October 31,	January 31,
	2012	2012
	(amounts in thousands)
Investment Maturities:
Less than one year	$5,058	$7,855
One to three years	7,730	4,140
	$12,788	$11,995

4. Inventories

Inventory consists primarily of hardware and related component parts and is stated at the lower of cost (on a first-in, first-out basis) or market. Inventories consist of the following:

	October 31, 2012	January 31, 2012
	(amounts in thousands)

Components and assemblies	$3,644	$6,402
Finished products	3,962	3,816
Total inventory	$7,606	$10,218

In the first nine months of fiscal 2013, we incurred a $1.8 million inventory write-down due to lower foreseeable demand for some of our legacy product lines, in particular, hardware components related to certain discontinued video-on-demand (“VOD”) server product lines, as we focus on selling the new products being developed. We will continue to review our inventory levels and there may be future inventory write-downs.

5. Discontinued Operations

On May 4, 2012 we completed the sale of our Broadcast Servers and Storage business and received a cash payment, net of certain adjustments, of $4.9 million and recorded a total gain in this transaction, net of tax in the amount of $1.5 million. The financial results from this divested business is included in discontinued operation in our consolidated statements of operations.

On May 21, 2012, we completed the sale of our Media Services business, On Demand Group (“ODG”), to Avail Media, Inc. (“Avail”) for a purchase price of approximately $27 million plus certain working capital adjustments. We received an initial cash payment of $21.8 million in May 2012, and as part of the purchase agreement, $5.7 million in cash was held by Avail in escrow, of which $4.0 million was tied to a specific indemnity matter and $1.7 million was related to a general indemnity provision. We also received a separate payment of $1.0 million for the payment of certain intercompany indebtedness between ODG and SeaChange as part of the transaction. We recorded a $16.0 million loss in our consolidated statements of operations from the sale of ODG in the first half of fiscal 2013. We also incurred investment advisor fees of approximately $1.0 million as well as legal fees that approximated $0.5 million related to the sale of ODG, which were expensed as incurred.

On November 26, 2012, we signed an amendment to the ODG purchase agreement that resulted in the release to us of the general escrow of $1.7 million which we received on November 30, 2012, an accelerated release to us of the specific indemnity escrow during the fourth quarter of fiscal 2013, and a reduction in a $1.0 million payment obligation from Avail. The amendment also released a potential future obligation of $1.5 million that is recorded in other liabilities, long-term on our consolidated balance sheet. This will result in a $0.5 million reduction of loss on sale of ODG which will be recorded in the fourth quarter of fiscal 2013. Lastly, the financial result for the sale of Media Services business included a non-cash goodwill impairment charge of $17.0 million that we recorded in the first quarter of fiscal 2013. The financial results for the Media Services segment are included as a discontinued operation in our consolidated statements of operations.

The following table details selected financial information for our former Broadcast Servers and Storage and Media Services business units: (amounts in thousands)

	Three Months Ended October 31, 2012			Nine Months Ended October 31, 2012
	Servers and Storage	Media Services	Total Discontinued Operations	Servers and Storage	Media Services	Total Discontinued Operations
Revenues(a):
Products	$170	$-	$170	$1,010	$-	$1,010
Services	56	-	56	782	9,315	10,097
Total revenues	$226	$-	$226	$1,792	$9,315	$11,107
Income (loss) from discontinued operations:
Income (loss) from discontinued operations, before tax	$183	$-	$183	$(2,101)	$(248)	$(2,349)
Income tax provision	60	36	96	110	22	132
Loss in investment in affiliates	-	-	-	-	(174)	(174)
Income (loss) from discontinued operations, after tax	$123	$(36)	$87	$(2,211)	$(444)	$(2,655)

	Three Months Ended October 31, 2011			Nine Months Ended October 31, 2011
	Servers and Storage	Media Services	Total Discontinued Operations	Servers and Storage	Media Services	Total Discontinued Operations
Revenues:
Products	$1,039	$-	$1,039	$5,240	$-	$5,240
Services	1,544	7,865	9,409	4,262	24,541	28,803
Total revenues	$2,583	$7,865	$10,448	$9,502	$24,541	$34,043
(Loss) income from discontinued operations:
(Loss) income from discontinued operations, before tax	$(755)	$(314)	$(1,069)	$(1,405)	$499	$(906)
Income tax provision (benefit)	25	(135)	(110)	75	71	146
Income in investment in affiliates	-	259	259	-	193	193
(Loss) income from discontinued operations, after tax	$(780)	$80	$(700)	$(1,480)	$621	$(859)

(a) Represents revenues recoginzed during the current period that were deferred prior to the sale our Broadcast Servers and Storage business.

The major classes of assets and liabilities related to discontinued operations are as follows at January 31, 2012:

	January 31, 2012
	Servers and Storage	Media Services	Total Discontinued Operations
	(amounts in thousands)
Assets
Current assets:
Accounts receivable	$-	$8,371	$8,371
Inventories, net	2,940	-	2,940
Prepaid expenses and other current assets	170	2,725	2,895
Total current assets related to discontinued operations	$3,110	$11,096	$14,206
Non current assets:
Goodwill	594	19,226	$19,820
Intangibles	-	1,329	1,329
Property and equipment, net	1,653	10,404	12,057
Other assets	108	343	451
Total non-current assets related to discontinued operations	$2,355	$31,302	$33,657

Liabilities
Current liabilities:
Accounts payable	$-	$1,148	$1,148
Accrued expenses	-	6,140	6,140
Deferred revenues	2,779	738	3,517
Total current liabilities related to discontinued operations	$2,779	$8,026	$10,805
Non-current liabilities:
Other non-current liabilities	-	739	739
Total non-current liabilities related to discontinued operations	$-	$739	$739

6. Goodwill and Intangible Assets

Goodwill

Changes in the carrying amount of goodwill for the first nine months of fiscal 2013 were as follows (amounts in thousands):

Goodwill

Balance at January 31, 2012	$44,414
Acquisition goodwill	110
Cumulative translation adjustment	(395)
Balance at October 31, 2012	$44,129

We are required to perform impairment tests related to our goodwill annually, which we perform as of August 1st of each fiscal year. During the third quarter of fiscal 2013, we completed our annual impairment testing of goodwill associated with continuing operations and determined there was no goodwill impairment. For further information on our annual impairment test of goodwill for fiscal 2013, see “Critical Accounting Policies and Significant Judgment and Estimates – Goodwill,” in Item 2., Part I of this Form 10-Q. As of October 31, 2012, we considered possible impairment triggering events since the last impairment test such as comparing our market capitalization relative to the carrying value of our net assets. We concluded that there were no triggering events that would indicate a potential impairment of goodwill or other intangible assets.

We performed an impairment test of goodwill and long-lived assets of the Media Services segment as result of the sale of Media Services segment during the first quarter of fiscal 2013. Based on our evaluation and the final selling price as well as other deal terms that were agreed to in the final purchase agreement executed on May 21, 2012, the carrying amount of goodwill in our former Media Services business exceeded the implied fair value, and thus resulted in a $17.0 million impairment charge which we recorded as part of our discontinued operating results during our first quarter of fiscal 2013.

Intangible Assets

Intangible assets consisted of the following:

	Weighted
	average
	remaining	As of October 31, 2012			As of January 31, 2012
	life		Accumulated			Accumulated
	(Years)	Gross	Amortization	Net	Gross	Amortization	Net
		(amounts in thousands)
Finite-lived intangible assets:
Customer contracts	6.0	$31,999	$(17,737)	$14,262	$31,758	$(15,726)	$16,032
Non-compete agreements	1.0	2,681	(2,137)	544	2,673	(1,869)	804
Completed technology	5.0	11,149	(7,789)	3,360	11,259	(6,048)	5,211
Trademarks and other	1.0	1,708	(1,586)	122	1,715	(1,530)	185
Total finite-lived intangible assets		$47,537	$(29,249)	$18,288	$47,405	$(25,173)	$22,232
Indefinite-lived intangible assets:
Trade names	Infinite	$200	$-	$200	$200	$-	$200
Total indefinite-lived intangible assets		200	-	200	200	-	200
Total intangible assets		$47,737	$(29,249)	$18,488	$47,605	$(25,173)	$22,432

As of October 31, 2012, the estimated future amortization expense for our finite-lived intangible assets for the remainder of fiscal year 2013, the four succeeding fiscal years and thereafter is as follows (amounts in thousands):

Fiscal Year Ended January 31,
2013 (for the remaining three months)	$1,534
2014	4,709
2015	4,078
2016	3,280
2017 and thereafter	4,687
Total	$18,288

 7. Commitments and Contingencies

ARRIS Litigation

On July 31, 2009, ARRIS Group, Inc. (“ARRIS”) filed a contempt motion in the U.S. District Court for the District of Delaware (“the Court”) against SeaChange International relating to U.S. Patent No 5,805,804 (the “ ‘804 patent”), a patent in which ARRIS has an ownership interest. On August 3, 2009, SeaChange filed a complaint seeking a declaratory judgment from the Court that its products do not infringe the ‘804 patent and asserting certain equitable defenses. On June 4, 2010, the Court entered an Order staying the declaratory judgment action pending resolution of the contempt proceeding. On September 2, 2011, the Court entered an Order in which it concluded that a contempt proceeding was the appropriate procedure for resolving the parties’ dispute and that further factual and legal determinations would be necessary. On March 1, 2012, the Court conducted a hearing on the contempt motion at which the parties submitted additional information. On October 9, 2012, the Court rejected ARRIS's contempt allegations, concluding that the record did not contain clear and convincing evidence to support a contempt finding that SeaChange’s modified ITV system infringes the ARRIS patent. The Court denied ARRIS motion of contempt. ARRIS filed a Notice of Appeal on November 8, 2012. The District Court has continued the stay of SeaChange's case seeking a declaratory judgment pending resolution of ARRIS's appeal.

Indemnification and Warranties

We provide indemnification, to the extent permitted by law, to our officers, directors, employees and agents for liabilities arising from certain events or occurrences while the officer, director, employee or agent is, or was, serving at our request in such capacity. With respect to acquisitions, we provide indemnification to, or assume indemnification obligations for, the current and former directors, officers and employees of the acquired companies in accordance with the acquired companies’ bylaws and charter. As a matter of practice, we have maintained directors’ and officers’ liability insurance including coverage for directors and officers of acquired companies.

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

Revolving Line of Credit/Demand Note Payable

Our $20.0 million revolving line of credit with RBS Citizens (a subsidiary of the Royal Bank of Scotland Group plc) (“RBS” Citizens”) expired on October 31, 2012. On November 28, 2012, we entered into a letter agreement with JP Morgan Chase Bank , N.A. (“JP Morgan”) for a demand discretionary line of credit and a Demand Promissory Note in the aggregate amount of $20.0 million (the “Line of Credit”). Borrowings under the Line of Credit will be used to finance working capital needs and for general corporate purposes. The Line of Credit expires on November 27, 2013. We currently do not have any borrowings under this line.

We are occasionally required to post customer performance bonds, issued by a financial institution, to secure certain sales contracts. Customer performance bonds generally authorize the financial institution to make a payment to the beneficiary upon the satisfaction of a certain event or the failure to satisfy an obligation. The customer performance bonds are generally posted for one-year terms and are usually automatically renewed upon maturity until such time as we have satisfied the commitment secured by the customer performance bond. We are obligated to reimburse the issuer only if the beneficiary collects on the customer performance bonds. We currently have a customer performance bond outstanding totaling $0.9 million which was previously secured under the RBS Citizens line of credit. This performance bond will be transferred under the recently signed demand line of credit with JP Morgan, but as an interim procedure until the performance bond is transferred, we signed a Pledge and Security Agreement with RBS Citizens which requires us to reimburse RBS Citizens for all amounts paid under the customer performance bonds. As such, we transferred $0.9 million to restricted cash on our consolidated balance sheet as of October 31, 2012 to cover these outstanding customer performance bonds.

8. Severance and Other Restructuring Costs

The following table shows the change in balances of our severance liability for the periods presented. These amounts are reported as a component of accrued liabilities on the consolidated balance sheets as of October 31, 2012 (amounts in thousands):

	Three Months Ended	Nine Months Ended
	October 31, 2012	October 31, 2012
Accrual balance at the beginning of the period	$720	$2,225
Severance charges accrued	870	1,428
Severance costs paid	(825)	(2,888)
Accrual balance as of October 31, 2012	$765	$765

During the three and nine months ended October 31, 2012, we incurred total severance and restructuring costs of $1.5 million and $2.9 million, respectively. The $1.5 million charge during the third quarter of fiscal 2013 was primarily a result of the termination of two senior executives and a charge for impairment on our New Hampshire building. During the second quarter of fiscal 2013, we incurred severance and restructuring charges of $1.4 million of which $0.4 million was related to severance charges for the reduction of the finance and manufacturing headcounts and $0.8 million was related to the write off of leasehold improvements for the reduction of space and certain other fixed assets in our leased facility in the Philippines, as we continued to take actions to lower our cost structure and improve our financial performance. In addition, we incurred one-time charges of approximately $0.2 million for a sign-on bonus, relocation expenses and recruitment fees, relating to the hiring and appointment of a permanent Chief Executive Officer on May 1, 2012.

With the divestiture of our Broadcast Servers and Storage business, we determined we would no longer utilize our facility in New Hampshire as an active operation and have placed the building on the market for sale. We originally placed it on the market for $0.7 million. To be more competitive in the real estate market in which the property is located, we reduced the selling price in the third quarter of fiscal 2013 to $0.5 million. As a result, we incurred a $0.2 million restructuring charge to reduce the carrying value of this building during the three months ended October 31, 2012.

9. Stock-Based Compensation and Stock Incentive Plans

2011 Stock Plan.

On July 20, 2011, our stockholders approved the adoption of our 2011 Compensation and Incentive Plan (the “2011 Plan”). Under the 2011 Plan the number of authorized shares of common stock is equal to 2,800,000 shares plus the number of shares that expired, terminated, surrendered or forfeited awards subsequent to July 20, 2011 under the Amended and Restated 2005 Equity Compensation and Incentive Plan (the“2005 Plan”). Following approval of the 2011 Plan, we terminated the 2005 Plan. The 2011 Plan provides for the grant of incentive stock options, nonqualified stock options, restricted stock, restricted stock units, and other equity based non-stock option awards as determined by the plan administrator by officers, employees, consultants, and directors of the Company. We may satisfy awards upon the exercise of stock options or vesting of restricted stock units with newly issued shares or treasury shares. The Board of Directors is responsible for the administration of the 2011 Plan and determining the terms of each award, award exercise price, the number of shares for which each award is granted and the rate at which each award vests. In certain instances the Board of Directors may elect to modify the terms of an award. In the second quarter of fiscal 2013, the Board of Directors elected to modify awards for a departing Board member and certain departing employees. The modification allowed awards to vest without completion of the required service period.

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

On May 1, 2012, we appointed a permanent Chief Executive Officer and, as part of his total compensation package, 875,000 stock options were granted to purchase the Company’s common stock at an exercise price equal to the last reported sale price of the common stock as of the date of the grant. The stock options vest in increments based upon the closing price of SeaChange’s common stock. If on May 1, 2015 less than 437,500 options have vested pursuant to stock price vesting terms, then an additional number of options shall vest on such date that the total number of vested options under the award shall equal 437,500 and all remaining unvested options shall thereupon expire.

We recorded the fair value of these stock options using the Monte Carlo simulation model, since the stock option vesting is variable depending on the closing price of our traded common stock. The model simulated the daily trading price of the market stock options expected term to determine if the vesting conditions would be triggered during that term. As a result, the fair value of these stock options was estimated at $3.3 million at the date of grant using the following assumptions:

•	The stock option value per share was $3.78;

•	The derived service period is 2.1 years; and

•	The risk-free interest rate is 1.22%.

We incurred stock compensation expenses of $0.4 million for the three months ended and $0.8 million for the nine months ended October 31, 2012 relating to these stock options. The stock-based compensation cost is measured at the grant date at the fair value of the award and is recognized over the employee’s derived service period. The following table presents total stock-based compensation expense included in the consolidated statements of operations:

	Three Months Ended		Nine Months Ended
	October 31,		October 31,
	2012	2011	2012	2011
	(amounts in thousands)
Cost of revenues	$(85)	$140	$109	$380
Research and development	72	65	253	272
Selling and marketing	(93)	292	138	1,005
General and administrative	834	521	2,556	1,477
Total stock-based compensation	$728	$1,018	$3,056	$3,134

10. Stock Repurchase Program

On March 28, 2012, our Board of Directors authorized the repurchase of up to $25.0 million of our common stock, par value $0.01 per share, through a share repurchase program. The repurchase program terminates on January 31, 2013. Under the program, management is authorized to repurchase shares through Rule 10b5-1 plans, open market purchases, privately negotiated transactions, block purchases or otherwise in accordance with applicable federal securities laws, including Rule 10b-18 of the Securities Exchange Act of 1934. Management executed a Rule 10b5-1 plan commencing in September 2012. This share repurchase program does not obligate us to acquire any specific number of shares and may be suspended or discontinued. All repurchases are expected to be funded from our current cash position. The timing and amount of the shares to be repurchased will be based on market conditions and other factors, including price, corporate and regulatory requirements, and alternative investment opportunities. As of October 31, 2012, we have repurchased a total of 749,524 shares of our common stock at an average price of $8.11 per share and used a total of $6.1 million of cash, including fees.

11. Significant Customers and Geographic Information

The following summarizes revenues by significant customer where such revenue exceeded 10% of total revenues for the indicated period:

	Three Months Ended		Nine Months Ended
	October 31,		October 31,
	2012	2011	2012	2011
Customer A	19%	26%	19%	26%
Customer B	11%	12%	11%	11%
Customer C	11%	N/A	N/A	N/A
Customer D	N/A	10%	N/A	N/A

The following table summarizes revenues by geographic locations:

	Three Months Ended				Nine Months Ended
	October 31,				October 31,
	2012		2011		2012		2011
	Amount	%	Amount	%	Amount	%	Amount	%
	(amounts in thousands, except percentages)
Revenues by customers' geographic locations:
North America	$25,213	64%	$28,840	67%	$73,100	65%	$79,847	66%
Europe and Middle East	10,594	27%	11,715	27%	30,077	27%	34,088	28%
Latin America	2,948	8%	1,111	3%	8,232	7%	4,273	3%
Asia Pacific and other international locations	494	1%	1,247	3%	1,204	1%	3,260	3%
Total	$39,249		$42,913		$112,613		$121,468

12. Income Taxes

For the three and nine months ended October 31, 2012, we recorded an income tax benefit from continuing operations of $0.9 million and $0.8 million, respectively. During the third quarter of fiscal 2013, we recognized $0.5 million of tax benefits resulting from the expiration of the statute of limitations for uncertain tax positions. The statute of limitations varies by the various jurisdictions in which we operate. In any given year, the statute of limitations in certain jurisdictions may lapse without examination and any uncertain tax position taken in those years will result in reduction of the liability for unrecognized tax benefits for that year. Our tax provision is primarily due to income tax expense in certain states and profitable foreign jurisdictions. Our effective tax rate of (3.2%) was based on the full fiscal year estimates and projected profitability in the second half of fiscal 2013. In addition our provision is affected by the geographic jurisdiction in which the worldwide income or losses have been incurred resulting in the difference between the federal statutory rate of 35% and the forecasted effective tax rate.

In addition, we incurred a $9.6 million U.S. capital tax loss as a result of the sale of our Media Services segment. We have determined it’s more likely than not that we will not benefit from this capital loss carryforward. Therefore, we have provided a 100% valuation allowance against the capital loss.

Our effective tax rate in fiscal 2013 and in future periods may fluctuate on a quarterly basis based as a result of changes in the valuation of our deferred tax assets, changes in actual results versus our estimates, or changes in tax laws, regulations, accounting principles, or interpretations thereof. We regularly review our tax positions in each significant taxing jurisdiction in the process of evaluating our unrecognized tax benefits. We make adjustments to our unrecognized tax benefits when: i) facts and circumstance regarding a tax position change, causing a change in management’s judgment regarding that tax position; ii) a tax position is effectively settled with a tax authority; and/or iii) the statute of limitations expires regarding a tax position.

13. Income (Loss) Per Share

Earnings per share present both “basic” and “diluted” earnings per share. Basic earnings per share are computed by dividing earnings available to common shareholders by the weighted-average shares of common stock outstanding during the period. For the purposes of calculating diluted earnings per share, the denominator includes both the weighted average number of shares of common stock outstanding during the period and the weighted average number of shares of potential common stock, such as stock options and restricted stock units and warrants, calculated using the treasury stock method.

For the three months ended October 31, 2012 and 2011, 2,079,150 shares and 1,541,052 shares of common stock equivalents, respectively, would have been anti-dilutive based on our stock price being lower than the option exercise price.

For the nine months ended October 31, 2012 and 2011, 2,108,141 and 1,549,552 shares of common stock equivalents, respectively, would have been anti-dilutive based on our stock price being lower than the option exercise price

In addition, certain common stock equivalents were excluded due to the net loss for the first nine months of fiscal 2013.

Below is a summary of the shares used in calculating basic and diluted income per share for the periods indicated:

	Three Months Ended		Nine Months Ended
	October 31,		October 31,
	2012	2011	2012	2011
	(amounts in thousands)
Weighted average shares used in calculating earnings per share—Basic	32,474	32,132	32,554	32,055
Dilutive common stock equivalents	539	685	-	651

Weighted average shares used in calculating earnings per share—Diluted	33,013	32,817	32,554	32,706

14. Related Party

On September 1, 2009, we completed the acquisition of eventIS Group B.V. (“eventIS”) from a holding company in which Erwin van Dommelen, who was President of SeaChange Software from March 2010 to September 2012, has a 32% interest in the holding company. Under the terms of the definitive agreement, SeaChange paid $36.6 million upon the closing of the transaction on September 1, 2009. In addition, SeaChange was obligated to pay €1.2 million (approximately $1.5 million) in cash to the former eventIS shareholders on each of the first three anniversary dates following the acquisition. SeaChange was also obligated on each of the aforementioned anniversary dates to issue shares of restricted stock of SeaChange equating to €800,000 (approximately $1.0 million) annually to the former eventIS shareholders. The purchase price also included a performance-based component principally related to the achievement of certain annual revenue targets for eventIS and SeaChange products and services. The revenue performance metrics will cover the three year period ending January 31, 2013 with payment upon achievement of these metrics occurring annually. We have made cash payments to date to the holding company of $47.0 million and issued approximately 304,000 restricted common shares. On September 1, 2012, we amended the eventIS share purchase agreement with the holding company and as a result, we will accelerate unvested restricted shares of approximately 102,000 shares on September 1, 2013. Obligated cash payments of €1.7 million (approximately $2.2 million) were also paid in the third quarter of fiscal 2013. The amendment did not change the total amount of payments payable under the purchase agreement. We estimated an additional $0.7 million may become due under the earn-out provisions of the eventIS share purchase agreement, which will be paid to the holding company if certain performance goals are met.

On April, 5, 2012, we purchased 63,000 shares from our former CEO, William Styslinger, III. The consideration for these shares totaled $0.5 million at the then current market price of $8.00 per share. In addition, in connection with his retirement, Mr. Styslinger and SeaChange entered into a separation agreement, dated as of November 29, 2011. Under the terms of the separation agreement, we agreed to pay Mr. Styslinger $1.0 million in twelve equal monthly installments on SeaChange’s regular payroll schedule. For the nine months ended October 31, 2012, we made payments of $0.7 million. As of October 31, 2012, $0.1 million remains due to Mr. Styslinger under this separation agreement and is included in other accrued expenses on our consolidated balance sheets.

15. Recent Accounting Standard Updates

Impact of Recently Adopted Accounting Guidance

Goodwill Impairment Test

In September 2011, the Financial Accounting Standards Board (“FASB”) issued ASU 2011-08, “Intangibles – Goodwill and Other: Testing Goodwill for Impairment,” which provided additional guidance on the annual and interim goodwill impairment testing. The guidance became effective for the Company at the beginning of fiscal 2013. This guidance provides entities with an option to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If it is determined, on the basis of qualitative factors, that the fair value of the reporting unit is more likely than not less than the carrying amount, the two-step goodwill impairment test will be required. The adoption of this update had no impact on the Company’s consolidated financial statements. See Note 6, “Goodwill and Intangible Assets”, for further information on the Company’s annual impairment tests.

Fair Value Measurements

In May 2011, the FASB issued ASU 2011-04, “Fair Value Measurement – Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS,” which amended previous guidance clarifying how to measure and disclose fair value. The guidance became effective for us at the beginning of fiscal 2013. The update amends the application of the “highest and best use” concept to be used only in the measurement of the fair value of nonfinancial assets, clarifies that the measurement of the fair value of equity-classified financial instruments should be performed from the perspective of a market participant who holds the instrument as an asset, clarifies that an entity that manages a group of financial assets and liabilities on the basis of its net risk exposure to those risks can measure those financial instruments on the basis of its net exposure to those risks, and clarifies when premiums and discounts should be taken into account when measuring fair value. This guidance results in a consistent definition of fair value and common requirements for the measurement of and disclosure about fair value between International Financial Reporting Standards (“IFRS”) and U.S. GAAP. The guidance also changes some fair value measurement principles and enhances disclosure requirements related to activities in Level 3 of the fair value hierarchy. Besides a change in disclosure requirements, the adoption of this update had no impact on our consolidated financial statements.

Recent Accounting Guidance Not Yet Effective

Indefinite-Lived Intangible Assets

In July 2012, the FASB issued ASU 2012-02, “Intangibles – Goodwill and Other: Testing Indefinite-Lived Intangible Assets for Impairment,” which amends previous guidance on the annual and interim testing of indefinite-lived intangible assets for impairment. The guidance becomes effective at the beginning of our 2014 fiscal year, although early adoption is permitted. The update provides entities with the option of first assessing qualitative factors to determine whether it is more than likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount. If it is determined, on the basis of qualitative factors, that the fair value of the indefinite-lived intangible asset is more likely than not less than the carrying amount, a quantitative impairment test would still be required. We perform annual impairment tests in the third quarter of each fiscal year. The adoption of this update is not expected to have a significant impact on our consolidated financial statements.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Form 10-Q contains or incorporates forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, which involve risks and uncertainties. The following information should be read in conjunction with the unaudited consolidated financial information and the notes thereto included in this Form 10-Q. You should not place undue reliance on these forward-looking statements. Actual events or results may differ materially due to competitive factors and other factors referred to in Part I, Item 1A. “Risk Factors” in our Form 10-K for our fiscal year ended January 31, 2012 and elsewhere in this Form 10-Q. These factors may cause our actual results to differ materially from any forward-looking statement. These forward-looking statements are based on current expectations, estimates, forecasts and projections about the industry and markets in which we operate, and management’s beliefs and assumptions. We undertake no obligation to update or revise the statements in light of future developments. In addition, other written or oral statements that constitute forward-looking statements may be made by us or on our behalf. Words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “could,” “estimate,” “may,” “target,” “project,” or variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties, and assumptions that are difficult to predict.

Business Overview

We are a global leader in the development and delivery of multi-screen video headquartered in Acton, Massachusetts. Our products and services facilitate the storage, management and distribution of video, television programming, and advertising content to cable system operators, telecommunications companies and mobile operators. We currently operate under one reporting segment.

During the first nine months of fiscal 2013, we have made significant progress to execute on our strategy to transform the Company into a software company. This includes:

•	Successfully divesting our two business segments that were non-core to our strategy;

•	Continuing our investment in our next generation product offerings in our back office products (Adrenalin and Nitro), advertising products (Infusion and AdPulse) and our home gateway Nucleus product line. We also announced many new worldwide customer wins for these new products as we help our customers achieve their goals of reducing operating and capital costs as well as customer churn;

•	Reducing the size of our overall executive management team and appointing new leadership in key positions, including the Chief Executive Officer and Chief Financial Officer, Head of EMEA/Asia Pac, U.S. Sales, Marketing, and a Chief Architect;

•	Streamlining other areas of our business through headcount and non-headcount cost reductions;

•	Ensuring quality in everything we do and monitoring our results for continuous improvement; and

•	Executing and producing the financial and operational results we as a management team have set out to achieve.

Our focus in the fourth quarter of fiscal 2013 and into fiscal 2014 will be to continue to grow our revenues as our customers upgrade or purchase our next generation product offerings, expand to new and adjacent markets such as mobile and internet protocol television (“IPTV”) operators, expand our efforts into Asia, and invest in new technologies through acquisition or direct investments. We will also continue to review our overall cost structure and make adjustments that we feel are necessary to achieve our desired financial results. Lastly, our key focus will be to continue to work closely with our customers and provide them with quality products and superior customer service as we help them achieve their long-term business goals.

Following the divestiture of the Broadcast Servers and Storage and Media Services businesses, the remaining Software and Streaming businesses were organized into one reporting segment called Software. We will not report multiple business segments due to the nature of the products offered to customers, the market characteristics of each operating segment and our management structure.

We have experienced fluctuations in our revenues from quarter to quarter due to:

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

Our operating results are significantly influenced by a number of factors, including the mix of products sold and services provided, pricing and the costs of materials used in our products. We price our products and services based upon our costs and consideration of the prices of competitive products and services in the marketplace. As a result of the growth of our business, our operating expenses have historically increased in the areas of research and development, selling and marketing, and administration. In the current state of the economy, we expect that customers may still have limited capital spending budgets as we believe they are dependent on advertising revenues to fund their capital purchases. Accordingly, we expect our financial results to vary from quarter to quarter and our historical financial results are not necessarily indicative of future performance. In light of the higher proportion of our international business, we expect movements in foreign exchange rates to have a greater impact on our financial condition and results of operations in the future.

RESULTS OF OPERATIONS

The following table sets forth our statement of operations data for the three and nine months ended October 31, 2012 and 2011:

	Three Months Ended		Nine Months Ended
	October 31,		October 31,
	2012	2011	2012	2011
	(amounts in thousands)
Revenues:
Products	$15,213	$21,267	$40,681	$53,669
Services	24,036	21,646	71,932	67,799
Total revenues	39,249	42,913	112,613	121,468

Costs of revenues:
Products	5,504	5,184	13,771	14,691
Services	13,807	12,512	39,287	36,054
Amortization of intangible assets	520	769	1,548	1,886
Stock-based compensation expense	(85)	140	109	380
Inventory write-down	-	-	1,752	-
Total cost of revenues	19,746	18,605	56,467	53,011
Operating expenses:
Research and development	9,423	10,518	29,042	30,436
Selling and marketing	3,905	5,112	11,987	15,802
General and administrative	3,728	4,111	12,126	12,247
Amortization of intangible assets	969	948	2,891	2,863
Stock-based compensation expense	813	878	2,947	2,754
Earn-outs and change in fair value of earn-outs	64	1,412	1,667	1,517
Professional fees: acquisitions, divestitures, litigation, and strategic alternatives	26	597	1,445	1,873
Severance and other restructuring	1,476	(6)	2,918	221
Total operating expenses	20,404	23,570	65,023	67,713
(Loss) income from operations	(901)	738	(8,877)	744
Other income (expense), net	337	(127)	(92)	128
Gain on sale of investment in affiliates	-	-	814	-
Income tax benefit	(882)	(368)	(766)	(583)
Equity income in earnings of affiliates	49	129	75	215
Net (loss) income from continuing operations	$367	$1,108	$(7,314)	$1,670

Revenues

The following table summarizes information about our revenues for the three and nine months ended October 31, 2012 and 2011:

	Three Months Ended		Increase/	Increase/	Nine Months Ended		Increase/	Increase/
	October 31,		(Decrease)	(Decrease)	October 31,		(Decrease)	(Decrease)
	2012	2011	$ Amount	% Change	2012	2011	$ Amount	% Change
	(amounts in thousands, except for percentage data)
Software Revenues:
Products	$15,213	$21,267	$(6,054)	(28.5)%	$40,681	$53,669	$(12,988)	(24.2)%
Services	24,036	21,646	2,390	11.0%	71,932	67,799	4,133	6.1%
Total revenues	39,249	42,913	(3,664)	(8.5)%	112,613	121,468	(8,855)	(7.3)%
Cost of product revenues	6,024	5,953	71	1.2%	15,319	16,577	(1,258)	(7.6)%
Cost of service revenues	13,722	12,652	1,070	8.5%	39,396	36,434	2,962	8.1%
Inventory write-down	-	-	-	N/A	1,752	-	1,752	N/A
Total cost of revenues	19,746	18,605	1,141	6.1%	56,467	53,011	3,456	6.5%
Gross profit	$19,503	$24,308	$(4,805)	(19.8)%	$56,146	$68,457	$(12,311)	(18.0)%

Gross product profit margin	60.4%	72.0%		(11.6)%	58.0%	69.1%		(11.1)%
Gross service profit margin	42.9%	41.6%		1.3%	45.2%	46.3%		(1.1)%
Gross profit margin	49.7%	56.6%		(6.9)%	49.9%	56.4%		(6.5)%

 Product Revenue. Product revenue for the three months ended October 31, 2012 decreased $6.1 million, or 28.5% over the same period of fiscal 2012, primarily due to the following:

•	A $2.5 million decrease in back office revenue for the period. The decrease was primarily due to lower demand for our legacy products from North American customers and a $1.9 million decrease due to a change in classification of revenue recorded from our subscription agreement with Comcast from the prior fiscal year. This agreement included specified product enhancements in the prior fiscal year and therefore was recorded as product revenues. The current agreement with Comcast signed in the second quarter of fiscal 2013 contains no specified product enhancements and so revenue recognized under this agreement is now recorded as service revenue;

•	Lower advertising product revenues of $0.5 million due to lower license revenue from North American service providers, a result of lower demand for our legacy products;

•	A $2.1 million decrease in home gateway revenues due to significant home gateway licensing transactions with a large domestic customer during the third quarter of fiscal 2012, for which there was no comparable amount in the same period of fiscal 2013; and

•	A $1.1 million decrease in revenues from sales of VOD servers, as large shipments of VOD servers were made to customers in North America and Asia in the third quarter of fiscal 2012 that was partially offset by higher shipments of VOD servers to a Latin American customer this quarter.

Product revenue for the nine months ended October 31, 2012 decreased $13.0 million, or 24.2% over the same period of fiscal 2012, primarily due to the following:

•	An $8.1 million decrease for the nine month period in back office revenue due to the change in classification of revenue from the Comcast subscription agreement mentioned above, which resulted in a $5.2 million decrease in product revenues. Additionally, there was a decrease in product revenues in the nine month period due to lower demand for our legacy products from North American customers;

•	Lower advertising product revenues of $4.1 million primarily due to lower license revenue from North American service providers a result of lower demand for our legacy products;

•	A $2.1 million decrease in home gateway revenues due to a significant home gateway licensing transaction with a large domestic customer during the third quarter of fiscal 2012, for which there was no comparable amount in the same period of fiscal 2013; and

•	Revenues from sales of VOD servers increased $1.1 million during the first nine months of fiscal 2013 as compared to the same period of fiscal 2012 primarily due to a higher number of shipments to Latin American customers this fiscal year that was partially offset by lower shipments of VOD servers to a customer in Asia.

Service Revenue. Service revenue for the three and nine months ended October 31, 2012 increased $2.4 million, or 11.0%, and $4.1 million, or 6.1%, respectively, as compared to the same periods of fiscal 2012.

•	The $2.4 million increase for the three month period was primarily a result of higher home gateway service revenues from several domestic customers during the current period; and

•	The $4.1 million increase for the nine month period was primarily a result of a $5.9 million increase in home gateway service revenues from several domestic customers, a $0.5 million increase in maintenance revenues from our European customers and higher service revenue due to the change in classification of revenue recognized under the Comcast subscription agreement, as noted above. These increases were partially offset by lower VOD and advertising professional services revenues domestically.

For the third quarter of fiscal 2013 and fiscal 2012, two customers accounted for 31% and 38% of our total revenues, respectively. For the first nine months of fiscal 2013 and fiscal 2012, these same two customers accounted for 30% and 37% of our total revenues, respectively. We believe that a significant amount of our revenues will continue to be derived from a limited number of customers.

International sales accounted for 43% and 37% of total revenues in the third quarter of fiscal 2013 and fiscal 2012, respectively. For the nine months ended October 31, 2012 and 2011, international sales accounted for 40% and 38%, respectively. We believe that international product and service revenues will continue to be a significant portion of our business in the future.

Gross Profit and Margin. Cost of product revenues consists primarily of the cost of purchased material components and subassemblies, labor and overhead relating to the final assembly and testing of complete systems and related expenses, and labor and overhead costs related to software development contracts. Gross profit margin decreased 6.9% and 6.5%, respectively, for the three and nine month periods ending October 31, 2012, as compared to the same periods of the prior year, primarily due to the following:

•	Gross product profit margin decreased by 12 percentage points to 60% for the three months ended October 31, 2012 due primarily to the product mix of higher revenues from reselling certain third party back office products, which carry lower margins, and the impact from the large home gateway licensing transaction during the third quarter of last fiscal year, which positively impacted product margins during the prior year;

•	Gross product profit margin decreased 11 percentage points for the nine months ended October 31, 2012, from 69% in the same period of the prior fiscal year. The 11 percentage point decrease was primarily due to a $1.8 million inventory write-down during the second quarter of fiscal 2013, the mix of higher revenues from reselling certain third-party back office products, a decrease in advertising revenues which typically carry higher margins and a favorable impact to product margins last fiscal year from the large home gateway licensing transaction;

•	Service margins increased one percentage point to 43% for the three months ended October 31, 2012, as compared to same period last year, primarily due to lower professional service headcount costs as we continue to review our cost structure; and

•	Service margins decreased one percentage point from 46% for the nine months ended October 31, 2012, as compared to the same period of last year, primarily due to higher absorption of research and development to cost of sales, a result of higher home gateway service revenues which require greater customization work. This was partially offset by lower professional services costs.

Inventory Write-down. In the nine months ended October 31, 2012, we incurred a $1.8 million charge for inventory write-downs due to lower foreseeable demand for some of our legacy product lines, in particular, hardware components related to certain discontinued VOD server product lines, as we focus on selling the new products being developed. We will continue to review our inventory levels and may record additional inventory write-downs in future periods.

Operating Expenses

Research and Development

The following table provides information regarding the change in research and development expenses during the periods presented:

	Three Months Ended				Increase/	Increase/	Nine Months Ended				Increase/	Increase/
	October 31,				(Decrease)	(Decrease)	October 31,				(Decrease)	(Decrease)
	2012		2011		$ Amount	% Change	2012		2011		$ Amount	% Change
	(amounts in thousands, except for percentage data)
Research and development expenses	$9,423		$10,518		$(1,095)	(10.4)%	$29,042		$30,436		$(1,394)	(4.6)%
% of total revenue	24.0.	%	24.5.	%			25.8.	%	25.1.	%

Research and development expenses consist primarily of employee costs, which include salaries, benefits and related payroll taxes, depreciation of development and test equipment and an allocation of related facility expenses. During the three and nine months ended October 31, 2012, our total research and development expenses decreased by $1.1 million and $1.4 million, respectively, as compared to the same periods of fiscal 2012 as we had lower costs associated with a decrease in headcount, primarily in the VOD server product lines, and a higher absorption of research and development to cost of sales due to higher home gateway service revenues which require customization work which resulted in a decrease in research and development expenses of $2.0 million for the three months ended and $4.1 million for the nine months ended October 31, 2012. These decreases were partially offset by an increase in outside contract labor costs as we bring new products to market in the fourth quarter of fiscal 2013. We will continue to focus our investment in research and development on our next generation product offerings.

Selling and Marketing

The following table provides information regarding the change in selling and marketing expenses during the periods presented:

	Three Months Ended				Increase/	Increase/	NIne Months Ended				Increase/	Increase/
	October 31,				(Decrease)	(Decrease)	October 31,				(Decrease)	(Decrease)
	2012		2011		$ Amount	% Change	2012		2011		$ Amount	% Change
	(amounts in thousands, except for percentage data)

Selling and marketing expenses	$3,905		$5,112		$(1,207)	(23.6)%	$11,987		$15,802		$(3,815)	(24.1)%
% of total revenue	9.9.	%	11.9.	%			10.6.	%	13.0.	%

Selling and marketing expenses consist primarily of payroll costs, which include salaries and related payroll taxes, benefits and commissions, travel expenses and certain promotional expenses. Selling and marketing expenses decreased $1.2 million, or 23.6%, in the third quarter of fiscal 2013 and $3.8 million, or 24.1%, during the first nine months of fiscal 2013 when compared to the same periods of fiscal 2012. The decreases were primarily due to a reduction in headcounts during the periods which resulted in corresponding reductions in commissions and travel expenses.

General and Administrative

The following table provides information regarding the change in general and administrative expenses during the periods presented:

	Three Months Ended				Increase/	Increase/	Nine Months Ended				Increase/	Increase/
	October 31,				(Decrease)	(Decrease)	October 31,				(Decrease)	(Decrease)
	2012		2011		$ Amount	% Change	2012		2011		$ Amount	% Change
	(amounts in thousands, except for percentage data)

General and administrative expenses	$3,728		$4,111		$(383)	(9.3)%	$12,126		$12,247		$(121)	(1.0)%
% of total revenue	9.5.	%	9.6.	%			10.8.	%	10.1.	%

General and administrative expenses consist primarily of employee costs, which include salaries and related payroll taxes and benefit-related costs, legal and accounting services and an allocation of related facilities expenses. General and administrative expenses decreased $0.4 million, or 9.3%, during the third quarter of fiscal 2013 and $0.1 million, or 1.0%, during the first nine months ended October 31, 2012, as compared to the same periods of fiscal 2012. These decreases were due to lower finance headcount related costs and lower corporate legal fees.

Amortization of Intangible Assets

The following table provides information regarding the change in amortization of intangible assets expenses during the periods presented:

	Three Months Ended				Increase/	Increase/	Nine Months Ended				Increase/	Increase/
	October 31,				(Decrease)	(Decrease)	October 31,				(Decrease)	(Decrease)
	2012		2011		$ Amount	% Change	2012		2011		$ Amount	% Change
	(amounts in thousands, except for percentage data)

Amortization of intangible assets	$1,489		$1,717		$(228)	(13.3)%	$4,439		$4,749		$(310)	(6.5)%
% of total revenue	3.8.	%	4.0.	%			3.9.	%	3.9.	%

Amortization expense is primarily related to the costs of acquired intangible assets. Amortization is also based on the future economic value of the related intangible assets which is generally higher in the earlier years of the assets’ lives. During the third quarter of fiscal 2013 and the first nine months of fiscal 2013, we incurred amortization expenses of $0.5 million and $1.5 million, respectively, which were charged to cost of sales. This is compared to $0.8 million and $1.9 million for the same periods of fiscal 2012. Additionally, for the third quarter and first nine months of fiscal 2013 we recorded amortization expense of $1.0 million and $2.9 million in operating expenses, compared to $0.9 million and $2.9 million, respectively, for the same periods of fiscal 2012

Stock-based Compensation Expense

The following table provides information regarding the change in stock-based compensation expense during the periods presented:

	Three Months Ended				Increase/	Increase/	Nine Months Ended				Increase/	Increase/
	October 31,				(Decrease)	(Decrease)	October 31,				(Decrease)	(Decrease)
	2012		2011		$ Amount	% Change	2012		2011		$ Amount	% Change
	(amounts in thousands, except for percentage data)

Stock-based compensation expense	$728		$1,018		$(290)	(28.5)%	$3,056		$3,134		$(78)	(2.5)%
% of total revenue	1.9.	%	2.4.	%			2.7.	%	2.6.	%

Stock-based compensation expense is related to the issuance of stock grants to our employees, executives and Board of Directors. Stock-based compensation expense decreased $0.3 million, or 28.5%, during the three months ended and $0.1 million for the nine months ended October 31, 2012, as compared to the same periods of fiscal 2012. These decreases were primarily due to a reduction in overall executive headcount in fiscal 2013 and the fourth quarter of fiscal 2012, partially offset by an increase in expenses related to the performance-based stock compensation package granted to our new Chief Executive Officer, who was appointed to his permanent position on May 1, 2012.

Earn-outs and Change in Fair Value of Earn-outs

The following table provides information regarding the change in earn-outs and change in fair value of earn-out expenses during the periods presented:

	Three Months Ended				Increase/	Increase/	Nine Months Ended				Increase/	Increase/
	October 31,				(Decrease)	(Decrease)	October 31,				(Decrease)	(Decrease)
	2012		2011		$ Amount	% Change	2012		2011		$ Amount	% Change
	(amounts in thousands, except for percentage data)

Earn-outs and change in fair value of earn-outs	$64		$1,412		$(1,348)	(95.5)%	$1,667		$1,517		$150	9.9.	%
% of total revenue	0.2.	%	3.3.	%			1.5.	%	1.2.	%

Earn-out costs include changes in the fair value of acquisition-related contingent consideration, and changes in contingent liabilities related to estimated earn-out payments. During the second quarter of fiscal 2013, we revised our estimate of potential earn-out payments to the former shareholders of VividLogic and recorded a liability of $1.5 million in other accrued expenses on our consolidated balance sheet, to reflect estimated future financial performance compared to the respective earn-out criteria. For the three and nine month periods ended October 31, 2012, we have made cash earn-out payments of $3.1 million and $7.3 million, respectively.

Professional Fees- Acquisitions, Divestitures, Litigation, and Strategic Alternatives

The following table provides information regarding the change in professional fees expenses associated with acquisitions, divestitures, litigation and strategic alternatives during the periods presented:

	Three Months Ended				Increase/	Increase/	Nine Months Ended				Increase/	Increase/
	October 31,				(Decrease)	(Decrease)	October 31,				(Decrease)	(Decrease)
	2012		2011		$ Amount	% Change	2012		2011		$ Amount	% Change
	(amounts in thousands, except for percentage data)

Professional fees: acquisitions, divestitures, litigation and strategic alternatives	$26		$597		$(571)	(95.6)%	$1,445		$1,873		$(428)	(22.9)%
% of total revenue	0.1.	%	1.4.	%			1.3.	%	1.5.	%

Professional fees in fiscal 2013 are primarily related to fees paid to outside counsel for the divestiture of our Broadcast Servers and Storage business and our Media Services business. It also consists of fees to defend our patent litigation with ARRIS. During the third quarter of fiscal 2013, we incurred minimal charges related to our divestitures. The $0.6 million decrease in professional fees for the three months ended October 31, 2012, as compared to the same period last year was a result of a decrease in charges related to our review of strategic alternatives and patent litigation fees relating to the ARRIS litigation.

For the nine months ended October 31, 2012, professional fees decreased $0.4 million, as compared to the same period last year as we incurred significant costs associated with our review of strategic alternatives and the ARRIS patent litigation, which was partially offset by professional fees incurred in fiscal 2013 relating to our divestitures during the first quarter of fiscal 2013 and the acquisition of Flashlight during the second quarter of fiscal 2013.

Severance and Other Restructuring Expenses

The following table provides information regarding the change in severance and other restructuring expenses during the periods presented:

	Three Months Ended			Increase/	Increase/	Nine Months Ended				Increase/	Increase/
	October 31,			(Decrease)	(Decrease)	October 31,				(Decrease)	(Decrease)
	2012		2011	$ Amount	% Change	2012		2011		$ Amount	% Change
	(amounts in thousands, except for percentage data)

Severance and other restructuring expenses	$1,476		$(6)	$1,482	>(100)%	$2,918		$221		$2,697	>100%
% of total revenue	3.8.	%	(0.0)%			2.6.	%	0.2.	%

Severance and other restructuring expenses increased $1.5 million and $2.7 million for the three and nine months ended October 31, 2012, respectively, as compared to the same periods of fiscal 2012. During the third quarter of fiscal 2013, we incurred severance charges of $1.3 million related to the departure of nine employees, including two senior executives, as we continued to take actions to lower our cost structure and improve our financial performance. We also incurred a $0.2 million charge to reduce the value of our building in New Hampshire.

For the nine months ended October 31, 2012, we incurred $1.7 million of severance charges relating to the reduction of 30 employees this fiscal year. In addition, we also incurred a $0.8 million charge to write off leasehold improvements for the reduction of space and certain other fixed assets in our leased facility in the Philippines, significantly reducing the size of this facility. We also incurred the $0.2 million charge to reduce the value of our building in New Hampshire and one-time charges totaling $0.2 million for a sign-on bonus, relocation expenses and recruitment fees that relate to the hiring and appointment of a permanent Chief Executive Officer on May 1, 2012. For the three and nine month period ended October 31, 2012, we have made cash severance payments of $0.8 million and $2.9 million, respectively.

Income Tax Benefit

	Three Months Ended			Increase/	Increase/		Nine Months Ended			Increase/	Increase/
	October 31,			(Decrease)	(Decrease)		October 31,			(Decrease)	(Decrease)
	2012		2011	$ Amount	% Change		2012		2011	$ Amount	% Change
	(amounts in thousands, except for percentage data)

Income tax benefit	$(882)		$(368)	$(514)	139.7.	%	$(766)		$(583)	$(183)	31.4.	%
Effective tax rate	156.4.	%	(60.2)%				9.4.	%	(66.9)%

For the three and nine months ended October 31, 2012, we recorded income tax benefits of $0.9 million and $0.8 million, respectively on losses before tax of $0.6 million for the three month period and $8.2 million for the nine month period. During the third quarter of fiscal 2013, we recognized $0.5 million of tax benefits resulting from the expiration of the statute of limitations for uncertain tax positions. The statute of limitations varies by the various jurisdictions in which we operate. In any given year, statute of limitations in certain jurisdictions may lapse without examination and any uncertain tax position taken in these years will result in reduction of the liability for unrecognized tax benefits for that year. Our tax provision is primarily due to income tax expense in certain states and profitable foreign jurisdictions. Our effective tax rate of (3.2%) was based on the full fiscal year estimates and projected profitability in the fourth quarter of fiscal 2013. In addition, our benefit is affected by the geographic jurisdiction in which the worldwide income or losses have incurred, resulting in the difference between the federal statutory rate of 35% and the forecasted effective tax rate.

In addition, we incurred a $9.6 million U.S. capital tax loss as a result of the sale of our Media Services segment. We have determined it’s more likely than not that we will not benefit from this capital loss carryforward. Therefore, we have provided a 100% valuation allowance against the capital loss.

Our effective tax rate in fiscal 2013 and in future periods may fluctuate on a quarterly basis based as a result of changes in the valuation of our deferred tax assets, changes in actual results versus our estimates, or changes in tax laws, regulations, accounting principles, or interpretations thereof. We regularly review our tax positions in each significant taxing jurisdiction in the process of evaluating our unrecognized tax benefits. We make adjustments to our unrecognized tax benefits when: i) facts and circumstance regarding a tax position change, causing a change in management’s judgment regarding that tax position; ii) a tax position is effectively settled with a tax authority; and/or iii) the statute of limitations expires regarding a tax position.

Non-GAAP Measures. Beginning with the first quarter of fiscal 2013, we changed our reported non-GAAP measure of financial performance to both non-GAAP income from operations and adjusted EBITDA. We define non-GAAP income from operations as U.S. GAAP operating income or loss plus stock-based compensation expenses, amortization of intangible assets, inventory write-downs, earn-outs and change in fair value of earn-outs, professional fees associated with acquisitions, divestitures, litigation and strategic alternatives and severance and other restructuring costs. We define adjusted EBITDA as U.S. GAAP operating income or loss before depreciation expense, amortization of intangible assets, stock-based compensation expense, inventory write-downs, earn-outs and change in fair value of earn-outs, professional fees associated with acquisitions, divestitures, litigation and strategic alternatives, and severance and other restructuring costs. In periodic communications, we have discussed non-GAAP income from operations and also believe that adjusted EBITDA are both important measures that are not calculated according to U.S. GAAP. We use non-GAAP income from operations and adjusted EBITDA in internal forecasts and models when establishing internal operating budgets, supplementing the financial results and forecasts reported to our Board of Directors, determining a component of bonus compensation for executive officers and other key employees based on operating performance and evaluating short-term and long-term operating trends in our operations. We believe that non-GAAP income from operations and adjusted EBITDA financial measures assist in providing an enhanced understanding of our underlying operational measures to manage the business, to evaluate performance compared to prior periods and the marketplace, and to establish operational goals. We believe that these non-GAAP financial adjustments are useful to investors because they allow investors to evaluate the effectiveness of the methodology and information used by management in our financial and operational decision-making.

Non-GAAP income from operations and adjusted EBITDA are non-GAAP financial measures and should not be considered in isolation or as a substitute for financial information provided in accordance with U.S. GAAP. These non-GAAP financial measures may not be computed in the same manner as similarly titled measures used by other companies. We expect to continue to incur expenses similar to the non-GAAP income from operations and adjusted EBITDA financial adjustments described above, and investors should not infer from our presentation of this non-GAAP financial measure that these costs are unusual, infrequent or non-recurring.

The following tables include the reconciliations of our U.S. GAAP income or loss from operations, the most directly comparable U.S. GAAP financial measure, to our non-GAAP income from operations and the reconciliation of our U.S. GAAP income or loss from operations to our adjusted EBITDA for the three and nine months ended October 31, 2012 and 2011 (amounts in thousands, except per share and percentage data):

	Three Months Ended			Three Months Ended
	October 31, 2012			October 31, 2011
	GAAP			GAAP
	As Reported	Adjustments	Non-GAAP	As Reported	Adjustments	Non-GAAP
Revenues:
Products	$15,213	$-	$15,213	$21,267	$-	$21,267
Services	24,036	-	24,036	21,646	-	21,646
Total revenues	39,249	-	39,249	42,913	-	42,913

Cost of revenues:
Products	5,504	-	5,504	5,184	-	5,184
Services	13,807	-	13,807	12,512	-	12,512
Amortization of intangible assets	520	(520)	-	769	(769)	-
Stock-based compensation	(85)	85	-	140	(140)	-
Inventory write-down	-	-	-	-	-	-
Total cost of revenues	19,746	(435)	19,311	18,605	(909)	17,696

Gross profit	19,503	435	19,938	24,308	909	25,217
Gross profit percentage	49.7%	1.1%	50.8%	56.6%	2.1%	58.8%

Operating expenses:
Research and development	9,423	-	9,423	10,518	-	10,518
Selling and marketing	3,905	-	3,905	5,112	-	5,112
General and administrative	3,728	-	3,728	4,111	-	4,111
Amortization of intangible assets	969	(969)	-	948	(948)	-
Stock-based compensation expense	813	(813)	-	878	(878)	-
Earn-outs and change in fair value of earn-outs	64	(64)	-	1,412	(1,412)	-
Professional fees: acquisitions, divestitures, litigation and strategic alternatives	26	(26)	-	597	(597)	-
Severance and other restructuring costs	1,476	(1,476)	-	(6)	6	-
Total operating expenses	20,404	(3,348)	17,056	23,570	(3,829)	19,741
(Loss) income from operations	$(901)	$3,783	$2,882	$738	$4,738	$5,476
(Loss) income from operations percentage	(2.3)%	9.6%	7.3%	1.7%	11.0%	12.8%

Basic shares outstanding			32,474			32,132
Basic non-GAAP earnings per share			$0.09			$0.17

Adjusted EBITDA:

(Loss) income from operations			$(901)			$738

Depreciation expense			1,034			1,274
Amortization of intangible assets			1,489			1,717
Stock-based compensation expense			728			1,018
Earn-outs and changes in fair value			64			1,412
Professional fees: acquisitions, divestitures, etc.			26			597
Inventory write-down			-			-
Severance and other restructuring			1,476			(6)

Adjusted EBITDA			$3,916			$6,750
Adjusted EBITDA %			10.0%			15.7%

	Nine Months Ended			Nine Months Ended
	October 31, 2012			October 31, 2011
	GAAP			GAAP
	As Reported	Adjustments	Non-GAAP	As Reported	Adjustments	Non-GAAP
Revenues:
Products	$40,681	$-	$40,681	$53,669	$-	$53,669
Services	71,932	-	71,932	67,799	-	67,799
Total revenues	112,613	-	112,613	121,468	-	121,468

Cost of revenues:
Products	13,771	-	13,771	14,691	-	14,691
Services	39,287	-	39,287	36,054	-	36,054
Amortization of intangible assets	1,548	(1,548)	-	1,886	(1,886)	-
Stock-based compensation	109	(109)	-	380	(380)	-
Inventory write-down	1,752	(1,752)	-	-	-	-
Total cost of revenues	56,467	(3,409)	53,058	53,011	(2,266)	50,745

Gross profit	56,146	3,409	59,555	68,457	2,266	70,723
Gross profit percentage	49.9%	3.0%	52.9%	56.4%	1.9%	58.2%

Operating expenses:
Research and development	29,042	-	29,042	30,436	-	30,436
Selling and marketing	11,987	-	11,987	15,802	-	15,802
General and administrative	12,126	-	12,126	12,247	-	12,247
Amortization of intangible assets	2,891	(2,891)	-	2,863	(2,863)	-
Stock-based compensation expense	2,947	(2,947)	-	2,754	(2,754)	-
Earn-outs and change in fair value of earn-outs	1,667	(1,667)	-	1,517	(1,517)	-
Professional fees: acquisitions, divestitures, litigation and strategic alternatives	1,445	(1,445)	-	1,873	(1,873)	-
Severance and other restructuring costs	2,918	(2,918)	-	221	(221)	-
Total operating expenses	65,023	(11,868)	53,155	67,713	(9,228)	58,485
(Loss) income from operations	$(8,877)	$15,277	$6,400	$744	$11,494	$12,238
(Loss) income from operations percentage	(7.9)%	13.6%	5.7%	0.6%	9.5%	10.1%

Basic shares outstanding			32,554			32,055
Basic non-GAAP earnings per share			$0.20			$0.38

Adjusted EBITDA:

(Loss) income from operations			$(8,877)			$744

Depreciation expense			3,341			4,157
Amortization of intangible assets			4,439			4,749
Stock-based compensation expense			3,056			3,134
Earn-outs and changes in fair value			1,667			1,517
Professional fees: acquisitions, divestitures, etc.			1,445			1,873
Inventory write-down			1,752			-
Severance and other restructuring			2,918			221

Adjusted EBITDA			$9,741			$16,395
Adjusted EBITDA %			8.6%			13.5%

In managing and reviewing our business performance, we exclude a number of items required by U.S. GAAP. Management believes that excluding these items is useful in understanding the trends and managing our operations. We provide these supplemental non-GAAP measures in order to assist the investment community to see SeaChange through the “eyes of management,” and therefore enhance the understanding of SeaChange’s operating performance. Non-GAAP financial measures should be viewed in addition to, not as an alternative to, our reported results prepared in accordance with U.S. GAAP. Our non-GAAP financial measures reflect adjustments based on the following items:

Amortization of Intangible Assets. We incur amortization expense of intangible assets related to various acquisitions that have been made in recent years. These intangible assets are valued at the time of acquisition, are then amortized over a period of several years after the acquisition and generally cannot be changed or influenced by management after the acquisition. We believe that exclusion of these expenses allows comparisons of operating results that are consistent over time for the Company’s newly-acquired and long-held businesses.

Stock-Based Compensation Expense. We incur expenses related to stock-based compensation included in our U.S. GAAP presentation of cost of revenues, selling, general and administrative expense and research and development expense. Although stock-based compensation is an expense we incur and is viewed as a form of compensation, the expense varies in amount from period to period, and is affected by market forces that are difficult to predict and are not within the control of management, such as the market price and volatility of our shares, risk-free interest rates and the expected term and forfeiture rates of the awards.

Inventory Write-down. We incur inventory write-downs of our legacy product lines as we end the life of certain product lines to focus on selling the new products being developed.

Earn-Outs and Change in Fair Value of Earn-Outs. Earn-outs and the change in the fair value of the earn-outs are considered by management to be non-recurring expenses to the former shareholders of the businesses we acquire. We also incur expense due to changes in fair value related to contingent consideration that we believe would otherwise impair comparability among periods.

Professional Fees: Acquisitions, Divestitures, Litigation, and Strategic Alternatives. We have excluded the effect of legal professional costs associated with our acquisitions, divestitures, litigation and strategic alternatives because the amount and timing of the expenses are largely non-recurring.

Severance and Other Restructuring. We incurred charges due to the restructuring of our business, including severance charges and facility reductions resulting from our restructuring and streamlining efforts and any changes due to revised estimates, which we generally would not have otherwise incurred in the periods presented as part of our continuing operations. We also incurred charges for the hiring and appointment of the Chief Executive Officer.

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

Liquidity and Capital Resources

The following table includes key line items of our consolidated statements of cash flows:

	Nine Months Ended		Increase/
	October 31,		(Decrease)
	2012	2011	$ Amount
	(amounts in thousands)

Total cash (used in) provided by operating activities	$(2,676)	$6,941	$(9,617)
Total cash provided by (used in) investing activities	12,257	(11,383)	23,640
Total cash (used in) provided by financing activities	(4,938)	1,789	(6,727)
Effect of exchange rate changes on cash	(170)	166	(336)
Net increase (decrease) in cash	$4,473	$(2,487)	$6,960

Historically, we have financed our operations and capital expenditures primarily with cash on-hand. Cash, restricted cash, and marketable securities increased from $93.8 million at January 31, 2012 to $100.0 million at October 31, 2012. The increase in our cash and marketable securities of $6.2 million was primarily due to the proceeds from the sale of the Broadcast Servers and Storage and Media Service businesses, which resulted in us receiving total net proceeds of $24.1 million, and non-cash expenses of $13.3 million. These proceeds were primarily offset by a use of cash from our net losses of $7.3 million, changes in operating assets and liabilities of $8.5 million, capital expenditures of $2.4 million, earn-out payments of $7.9 million and the purchase of $6.1 million of stock under a share repurchase program.

Operating Activities

Below are key line items affecting cash from operating activities:

	Nine Months Ended		Increase/
	October 31,		(Decrease)
	2012	2011	$ Amount
	(amounts in thousands)

Net (loss) income from continuing operations	$(7,314)	$1,670	$(8,984)
Adjustments to reconcile net (loss) income to cash (used in) provided by operating activities	12,414	15,599	(3,185)
Net income including adjustments	5,100	17,269	(12,169)
Decrease in accounts receivable	1,089	5,955	(4,866)
Increase in prepaid expenses and other current assets	(2,484)	(2,252)	(232)
Increase in accrued expenses	2,262	935	1,327
Decrease in deferred revenues	(6,389)	(7,752)	1,363
All other – net	(2,971)	(9,354)	6,383
Net cash (used in) provided by operarting activities from continuing operations	(3,393)	4,801	(8,194)
Net cash provided by operating activities from discontinued operations	717	2,140	(1,423)
	$(2,676)	$6,941	$(9,617)

We used net cash in operating activities from continuing operations of $3.4 million for the nine months ended October 31, 2012. Our net loss from continuing operations adjusted for non-cash expenses provided cash of $6.4 million which was primarily offset by a $6.4 million decrease in deferred revenues resulting from lower annual renewals of post warranty contracts and $2.9 million used for severance payments.

Investing Activities

Cash flows from investing activities are as follows:

	Nine Months Ended		Increase/
	October 31,		(Decrease)
	2012	2011	$ Amount
	(amounts in thousands)

Purchases of property and equipment	$(2,423)	$(931)	$(1,492)
Purchases of marketable securities	(12,110)	(14,909)	2,799
Proceeds from sale and maturity of marketable securities	11,205	9,492	1,713
Additional proceeds from sale of equity investment	814	-	814
Acquisition of businesses and payment of contingent consideration, net of cash acquired	(7,866)	(3,653)	(4,213)
(Increase) decrease in restricted cash	(923)	136	(1,059)
Net cash used in investing activities from continuing operations	(11,303)	(9,865)	(1,438)
Net cash provided by (used in) investing activities from discontinued operations	23,560	(1,518)	25,078
	$12,257	$(11,383)	$23,640

We used $11.3 million of cash in investing activities from continuing operations primarily related to the purchase of capital assets of $2.4 million, $7.9 million of earn-out payments to the former shareholders of eventIS and VividLogic, $0.3 million for the acquisition of Flashlight assets and $0.9 million of net marketable security purchases. This cash used in investing activities was offset by $0.8 million in additional proceeds that we received in the second quarter of fiscal 2013 from the sale of our equity investment in InSite One, Inc. in fiscal 2012.

Financing Activities

Cash flows from financing activities are as follows:

	Nine Months Ended		Increase/
	October 31,		(Decrease)
	2012	2011	$ Amount
	(amounts in thousands)

Repurchases of our common stock	(6,078)	-	(6,078)
Proceeds from issuance of common stock relating to stock option exercises	1,140	1,789	(649)
Net cash (used in) provided by investing activities from continuing operations	(4,938)	1,789	(6,727)
Net cash provided by investing activities from discontinued operations	-	-	-
	$(4,938)	$1,789	$(6,727)

We used $4.9 million in cash from our financing activities primarily due to using $6.1 million in cash for the purchase of stock under a stock repurchase plan during the third quarter of fiscal 2013. This amount was partially offset by the issuance of common stock for the exercise of employee stock options of $1.1 million.

Effect of exchange rate changes decreased cash and cash equivalents by $0.2 million for the nine months ended October 31, 2012, due to the translation of European subsidiaries cash balances, which use the Euro as their functional currency, to U.S. dollars.

On September 1, 2009, we completed the acquisition of eventIS from a holding company in which Erwin van Dommelen, who was President of SeaChange Software from March 2010 to September 2012, has a 32% interest in the holding company. Under the terms of the definitive agreement, SeaChange paid $36.6 million upon the closing of the transaction on September 1, 2009. In addition, SeaChange was obligated to pay €1.2 million (approximately $1.5 million) in cash to the former eventIS shareholders on each of the first three anniversary dates following the acquisition. SeaChange was also obligated on each of the aforementioned anniversary dates to issue shares of restricted stock of SeaChange equating to €800,000 (approximately $1.0 million) annually to the former eventIS shareholders. The purchase price also included a performance-based component principally related to the achievement of certain annual revenue targets for eventIS and SeaChange products and services. The revenue performance metrics will cover the three year period ending January 31, 2013 with payment upon achievement of these metrics occurring annually. We have made cash payments to date to the holding company of $47.0 million and issued approximately 304,000 restricted common shares. On September 1, 2012, we amended the eventIS share purchase agreement with the holding company and as a result, we will accelerate unvested restricted shares of approximately 102,000 shares on September 1, 2013. Obligated cash payments of €1.7 million (approximately $2.2 million) were also paid in the third quarter of fiscal 2013. The amendment did not change the total amount of payments payable under the purchase agreement. We estimated an additional $0.7 million may become due under the earn-out provisions of the eventIS share purchase agreement, which will be paid to the holding company if certain performance goals are met.

Under the share purchase agreement with the former shareholders of VividLogic, we are obligated to make a fixed payment of $1.0 million on February 1, 2013. Additional earn-out payments may be earned for the year ending January 31, 2013, and if certain performance goals are met. We estimated that the earn-out payments to be made by the end of fiscal 2013 based on qualifying product revenue will be $1.5 million which we have recorded as a liability in our consolidated balance sheet as of October 31, 2012.

Our $20.0 million revolving line of credit with RBS Citizens expired on October 31, 2012. On November 28, 2012, we entered into a letter agreement with JP Morgan for a demand discretionary line of credit and a Demand Promissory Note in the aggregate amount of $20.0 million (the “Line of Credit”). Borrowings under the Line of Credit will be used to finance working capital needs and for general corporate purposes. The Line of Credit expires on November 27, 2013. We currently do not have any borrowings under this line.

We are occasionally required to post customer performance bonds, issued by a financial institution, to secure certain sales contracts. Customer performance bonds generally authorize the financial institution to make a payment to the beneficiary upon the satisfaction of a certain event or the failure to satisfy an obligation. The customer performance bonds are generally posted for one-year terms and are usually automatically renewed upon maturity until such time as we have satisfied the commitment secured by the customer performance bond. We are obligated to reimburse the issuer only if the beneficiary collects on the customer performance bonds. We currently have a customer performance bond outstanding totaling $0.9 million which was previously secured under the RBS Citizens line of credit. This performance bond will be transferred under the recently signed demand line of credit with JP Morgan, but as an interim procedure until the performance bond is transferred, we signed a Pledge and Security Agreement with RBS Citizens which requires us to reimburse RBS Citizens for all amounts paid under the customer performance bonds. As such, we transferred $0.9 million to restricted cash on our consolidated balance sheet as of October 31, 2012 to cover these outstanding customer performance bonds.

We believe that existing funds combined with available borrowings under the line of credit and cash provided by future operating activities are adequate to satisfy our working capital, potential acquisitions and capital expenditure requirements and other contractual obligations for the foreseeable future, including at least the next 12 months. However, if our expectations are incorrect, we may need to raise additional funds to fund our operations, to take advantage of unanticipated strategic opportunities or to strengthen our financial position.

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

On March 28, 2012, our Board of Directors authorized the repurchase of up to $25.0 million of our common stock, par value $0.01 per share, through a share repurchase program. The repurchase program terminates on January 31, 2013. Under the program, management is authorized to repurchase shares through Rule 10b5-1 plans, open market purchases, privately negotiated transactions, block purchases or otherwise in accordance with applicable federal securities laws, including Rule 10b-18 of the Securities Exchange Act of 1934. We executed a Rule 10b5-1 plan commencing in September 2012. This share repurchase program does not obligate us to acquire any specific number of shares and may be suspended or discontinued at any time. All repurchases are expected to be funded from our current cash and investment balances. The timing and amount of the shares to be repurchased will be based on market conditions and other factors, including price, corporate and regulatory requirements, and alternative investment opportunities. As of October 31, 2012, we have repurchased a total of 749,524 shares of our common stock at an average price of $8.11 per share and used a total of $6.1 million of cash, including fees.

Effects of Inflation

Management believes that financial results have not been significantly impacted by inflation and price changes in materials we use in manufacturing our products.

Critical Accounting Policies and Significant Judgment and Estimates

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

Under the software revenue recognition rules, the fee is allocated to the various elements based on VSOE of fair value. Under this method, the total arrangement value is allocated first to undelivered elements, based on their fair values, with the remainder being allocated to the delivered elements. Where fair value of undelivered service elements has not been established, the total arrangement value is recognized over the period during which the services are performed. The amounts allocated to undelivered elements, which may include project management, training, installation, maintenance and technical support and certain hardware and software components, are based upon the price charged when these elements are sold separately and unaccompanied by the other elements. The amount allocated to installation, training and project management revenue is based upon standard hourly billing rates and the estimated time required to complete the service. These services are not essential to the functionality of systems as these services do not alter the equipment’s capabilities, are available from other vendors and the systems are standard products. For multiple element arrangements that include software development with significant modification or customization and systems sales where VSOE of the fair value does not exist for the undelivered elements of the arrangement (other than maintenance and technical support), percentage of completion accounting is applied for revenue recognition purposes to the entire arrangement with the exception of maintenance and technical support.

Under the revenue recognition rules for tangible products as amended by ASU 2009-13, the fee from a multiple-deliverable arrangement is allocated to each of the deliverables based upon their relative selling prices as determined by a selling-price hierarchy. A deliverable in an arrangement qualifies as a separate unit of accounting if the delivered item has value to the customer on a stand-alone basis. A delivered item that does not qualify as a separate unit of accounting is combined with the other undelivered items in the arrangement and revenue is recognized for those combined deliverables as a single unit of accounting. The selling price used for each deliverable is based upon VSOE if available, TPE if VSOE is not available, and BESP if neither VSOE nor TPE are available. TPE is the price of our or any competitor’s largely interchangeable products or services in stand-alone sales to similarly situated customers. BESP is the price at which we would sell the deliverable if it were sold regularly on a stand-alone basis, considering market conditions and entity-specific factors.

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

Goodwill

In connection with acquisitions of operating entities, we recognize the excess of the purchase price over the fair value of the net assets acquired as goodwill. Goodwill is not amortized, but is evaluated for impairment, at the reporting unit level, annually in our third quarter beginning August 1. Goodwill of a reporting unit may be tested for impairment on an interim basis, in addition to the annual evaluation, if an event occurs or circumstances change which would more likely than not reduce the fair value of a reporting unit below its carrying amount.

During the third quarter of fiscal 2013, we performed our annual impairment test of goodwill. FASB guidance released in September 2011 allows for a step to first assess qualitative factors to determine whether it was more likely than not that the fair value was less than our carrying value. We chose to skip this step and calculated the fair value using the two-step goodwill impairment test. We first calculated the fair value of the reporting unit using two generally accepted approaches for valuing businesses. We then performed “Step 1” and compared the calculated fair value to the carrying value, which was $42.9 million as of August 1, 2012.

The process of evaluating goodwill for impairment requires several judgments and assumptions to be made to determine the fair value of the reporting units, including the method used to determine fair value, discount rates, expected levels of cash flows, revenues and earnings, and the selection of comparable companies used to develop market based assumptions. We may employ three generally accepted approaches for valuing businesses: the market approach, the income approach, and the asset-based (cost) approach to arrive at the fair value. In calculating the fair value, we derived the standalone projected five year cash flows for the Company. This process started with the projected cash flows which were discounted. The choice of which approach and methods to use in a particular situation depends on the facts and circumstances.

We determined that based on “Step 1” of our annual goodwill test, the fair value of the Company’s goodwill balance exceeded its carrying value. In aggregate, there was excess fair value over the carrying value of the net assets ranging from $50-$85 million. The ranges of fair value over and above the carrying value calculated by the company as of August 1, 2012 ranged from 62% to 107%.

Key data points included in the calculation of market capitalization of $240.5 million were as follows:

•	Shares outstanding as of August 1, 2012 were 32,628,768; and

•	$7.37 closing price as of August 1, 2012.

Accordingly, since no impairment indicator existed as of August 1, 2012, our annual impairment date, and the implied fair value of goodwill exceeded the carrying value, we determined that goodwill was not at risk of failing “Step 1” and was appropriately stated as of August 1, 2012.

To validate our conclusions and determine the reasonableness of our annual impairment test, we performed the following:

•	Reconciled our estimated enterprise value to market capitalization comparing the calculated fair value to our market capitalization as of August 1, 2012, our annual impairment test date. Our implied fair value decreased between $70.9 million and $79.8 million when comparing August 1, 2012 and August 1, 2011;

•	Prepared a “reporting unit” fair value calculation using three different approaches;

•	Reviewed our historical operating performance for the current fiscal year;

•	Performed a sensitivity analysis on key assumptions such as weighted-average cost of capital and terminal growth rates; and

•	Reviewed market participant assumptions.

We used two generally accepted approaches to value the Company. The Market approach provides value indications through a comparison with guideline public companies or guideline transactions. The valuation multiple is an expression of what investors believe to be a reasonable valuation relative to a measure of financial information such as revenues, earnings or cashflows. The Income approach provides value indications through an analysis of its projected earnings, discounted to present value. We employed a weighted-average cost of capital rate. The estimated weighted-average cost of capital was based on the risk-free interest rate and other factors such as equity risk premiums and the ratio of total debt to equity capital. In performing the annual impairment tests, we took steps to ensure appropriate and reasonable cash flow projections and assumptions were used. The discount rate used to estimate future cash flows was 14.5%.

Our projections for the next five years included increased revenue and operating expenses, in line with the expected revenue growth over the next five years based on current market and economic conditions and our historical knowledge. Historical growth rates served as only one input to the projected future growth used in the goodwill impairment analysis. These historical growth rates were adjusted based on other inputs regarding anticipated customer contracts. The forecasts have incorporated any changes to the revenue and operating expense resulting from the third quarter of fiscal 2013. We estimated the operating expenses based on a rate consistent with the current experience and estimated revenue growth over the next five years. A failure to execute as forecasted over the next five years could have an adverse effect on our annual impairment test. Future adverse changes in market conditions or poor operating results of the reporting unit could result in losses or an inability to recover the carrying value of the investment in the reporting unit, thereby possibly requiring an impairment charge in the future. We record an impairment charge when we believe an investment has experienced a decline in value that is other-than-temporary.

In May 2012, as part of our strategy to transform the Company into a pure-play software company, we completed the sale of the Broadcast Servers and Storage and Media Services businesses. We currently operate under one reporting unit. As a result of the sale of Media Services we incurred a non-cash goodwill impairment charge of approximately $17 million that we recorded in the first quarter of fiscal 2013. The goodwill table below shows the amount of goodwill relating to continued operations as of October 31, 2012. Goodwill related to our Broadcast Servers and Storage business of $0.6 million was excluded from our January 31, 2012 balance, as we signed a definitive asset sale agreement to sell our Broadcast Server and Storage business in March 2012, before we filed our Form 10-K. No impairment was recorded as a result of the sale of the Broadcast Servers and Storage business.

		Media
	Software	Services	Total

Balance at January 31, 2012	$44,414	$19,226	$63,640
Goodwill related to discontinued operations	110	(19,226)	(19,116)
Cumulative translation adjustment	(395)	-	(395)
Balance at October 31, 2012	$44,129	$-	$44,129

We also monitor economic, legal and other factors as a whole between annual impairment tests to ensure that there are no indicators that make it more likely than not that there has been a decline in our fair value below our carrying value. Specifically, we monitor industry trends, our market capitalization, recent and forecasted financial performance and the timing and nature of any restructuring activities. We do not believe that there are any indicators of impairment as of October 31, 2012. If these estimates or the related assumptions change, we may be required to record non-cash impairment charges for these assets in the future.

Recent Accounting Standard Updates

Impact of Recently Adopted Accounting Guidance

Goodwill Impairment Test

In September 2011, the FASB issued ASU 2011-08, “Intangibles – Goodwill and Other: Testing Goodwill for Impairment,” which provided additional guidance on the annual and interim goodwill impairment testing. The guidance became effective for the Company at the beginning of fiscal 2013. This guidance provides entities with an option to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If it is determined, on the basis of qualitative factors, that the fair value of the reporting unit is more likely than not less than the carrying amount, the two-step goodwill impairment test will be required. The adoption of this update had no impact on the Company’s consolidated financial statements. See Note 6, “Goodwill and Intangible Assets”, for further information on the Company’s annual impairment tests.

Fair Value Measurements

In May 2011, the FASB issued ASU 2011-04, “Fair Value Measurement – Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS,” which amended previous guidance clarifying how to measure and disclose fair value. The guidance became effective for us at the beginning of fiscal 2013. The update amends the application of the “highest and best use” concept to be used only in the measurement of the fair value of nonfinancial assets, clarifies that the measurement of the fair value of equity-classified financial instruments should be performed from the perspective of a market participant who holds the instrument as an asset, clarifies that an entity that manages a group of financial assets and liabilities on the basis of its net risk exposure to those risks can measure those financial instruments on the basis of its net exposure to those risks, and clarifies when premiums and discounts should be taken into account when measuring fair value. This guidance results in a consistent definition of fair value and common requirements for the measurement of and disclosure about fair value between International Financial Reporting Standards (“IFRS”) and U.S. GAAP. The guidance also changes some fair value measurement principles and enhances disclosure requirements related to activities in Level 3 of the fair value hierarchy. Besides a change in disclosure requirements, the adoption of this update had no impact on our consolidated financial statements.

Recent Accounting Guidance Not Yet Effective

Indefinite-Lived Intangible Assets

In July 2012, the FASB issued ASU 2012-02, “Intangibles – Goodwill and Other: Testing Indefinite-Lived Intangible Assets for Impairment,” which amends previous guidance on the annual and interim testing of indefinite-lived intangible assets for impairment. The guidance becomes effective at the beginning of our 2014 fiscal year, although early adoption is permitted. The update provides entities with the option of first assessing qualitative factors to determine whether it is more than likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount. If it is determined, on the basis of qualitative factors, that the fair value of the indefinite-lived intangible asset is more likely than not less than the carrying amount, a quantitative impairment test would still be required. We perform annual impairment tests in the third quarter of each fiscal year. The adoption of this update is not expected to have a significant impact on our consolidated financial statements.

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

Substantially all of our international product sales are payable in United States Dollars (USD). In the case of our operations in the Netherlands, product sales are generally payable in local currencies, providing a natural hedge for receipts and local payments. In light of the high proportion of our international businesses, we expect the risk of any adverse movements in foreign currency exchange rates could have an impact on our translated results within the consolidated statements of operations and comprehensive income and the consolidated balance sheets. For the first nine months of fiscal 2013 and fiscal 2012, we generated a foreign currency translation gain of $6.6 million and $2.7 million, respectively, which were recorded as accumulated other comprehensive gain, increasing our equity section of the consolidated balance sheet over the prior year.

All foreign currency gains and losses are included in other (expense) income, net, in the accompanying consolidated statements of operations. For the three and nine months ended October 31, 2012, we recorded $0.4 million and $41,239, respectively in gains due to international subsidiary translations and cash settlements of revenues and expenses.

Interest Rate Risk

Exposure to market risk for changes in interest rates relates primarily to our investment portfolio of marketable debt securities of various issuers, types and maturities and to our borrowings under our bank line of credit facility. We do not use interest rate related derivative instruments in our investment portfolio, and our investment portfolio only includes highly liquid instruments. Our cash and marketable securities include cash equivalents, which we consider to be investments purchased with original maturities of three months or less. There is risk that losses could be incurred if we were to sell any of our securities prior to stated maturity. Given the short maturities and investment grade quality of the portfolio holdings at October 31, 2012, a sharp change in interest rates should not have a material adverse impact on the fair value of our investment portfolio. Additionally, our long term marketable investments, which are carried at the lower of cost or market, have fixed interest rates, and therefore are subject to changes in fair value.

ITEM 4. Controls and Procedures

(a) Evaluation of disclosure controls and procedures. We evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Form 10-Q. Raghu Rau, our Chief Executive Officer, and Michael D. Bornak, our Chief Financial Officer, reviewed and participated in this evaluation. Based upon that evaluation, Messrs. Rau and Bornak concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report and as of the date of the evaluation.

(b) Changes in internal controls over financial reporting. As a result of the evaluation completed by us, and in which Messrs. Rau and Bornak participated, we have concluded that there were no changes during the fiscal quarter ended October 31, 2012 in our internal controls over financial reporting, which have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

On July 31, 2009, ARRIS Group, Inc. (“ARRIS”) filed a contempt motion in the U.S. District Court for the District of Delaware (“the Court”) against SeaChange International relating to U.S. Patent No 5,805,804 (the “ ‘804 patent”), a patent in which ARRIS has an ownership interest. On August 3, 2009, SeaChange filed a complaint seeking a declaratory judgment from the Court that its products do not infringe the ‘804 patent and asserting certain equitable defenses. On June 4, 2010, the Court entered an Order staying the declaratory judgment action pending resolution of the contempt proceeding. On September 2, 2011, the Court entered an Order in which it concluded that a contempt proceeding was the appropriate procedure for resolving the parties’ dispute and that further factual and legal determinations would be necessary. On March 1, 2012, the Court conducted a hearing on the contempt motion at which the parties submitted additional information. On October 9, 2012, the Court rejected ARRIS's contempt allegations, concluding that the record did not contain clear and convincing evidence to support a contempt finding that SeaChange’s modified ITV system infringes the ARRIS patent. The Court denied ARRIS motion of contempt. ARRIS filed a Notice of Appeal on November 8, 2012. The District Court has continued the stay of SeaChange's case seeking a declaratory judgment pending resolution of ARRIS's appeal.

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

ITEM 1A. Risk Factors

In addition to the other information set forth in this Form 10-Q, you should carefully consider the risk factors discussed in Part I, “Item 1A. Risk Factors” in our Form 10-K for the year ended January 31, 2012, which could materially affect our business, financial condition or future results. The risks described in our Form 10-K are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.

ITEM 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Repurchase of Our Equity Securities

On March 28, 2012, our Board of Directors authorized the repurchase of up to $25.0 million of our common stock, par value $0.01 per share, through a share repurchase program. The repurchase program terminates on January 31, 2013. Under the program, management is authorized to repurchase shares through Rule 10b5-1 plans, open market purchases, privately negotiated transactions, block purchases or otherwise in accordance with applicable federal securities laws, including Rule 10b-18 of the Securities Exchange Act of 1934. We executed a Rule 10b5-1 plan commencing in September 2012. This share repurchase program does not obligate us to acquire any specific number of shares and may be suspended or discontinued at any time. All repurchases are expected to be funded from our current cash and investment balances. The timing and amount of the shares to be repurchased will be based on market conditions and other factors, including price, corporate and regulatory requirements, and alternative investment opportunities. As of October 31, 2012, we have repurchased a total of 749,524 shares of our common stock at an average price of $8.11 per share and used a total of $6.1 million of cash, including fees.

The following table provides information about our repurchases of our equity securities during the quarter ended October 31, 2012:

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (Or Units)	Total Number of Shares (Or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (Or Units) that May Yet Be Purchased Under the Plans or Programs
August 1, 2012 to August 31, 2012	-	$-	63,000	$24,496,000
September 1, 2012 to September 30, 2012	411,699	$8.02	474,699	$21,194,174
October 1, 2012 to October 31, 2012	274,825	$8.26	749,524	$18,924,120

Total	686,524	$ 8.11	749,524	$18,924,120

ITEM 6.          Exhibits

(a)	Exhibits

See the Exhibit Index following the signature page to this Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, SeaChange International, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: December 7, 2012

SEACHANGE INTERNATIONAL, INC.

by:	/S/ MICHAEL D. BORNAK
Michael D. Bornak
Chief Financial Officer,
Senior Vice President, Finance and
Administration, Treasurer and Secretary

Index to Exhibits

No.	Description

10.1	Amendment No. 1, dated as of September 1, 2012, to Agreement for the Acquisition of the Entire Issued Share Capital of Eventis Group B.V., dated as of September 1, 2009, by and among SeaChange International, Inc., Ventise Holding B.V. and SeaChange B.V.

10.2	Line of Credit Agreement, dated as of November 28, 2012 by and among SeaChange International, Inc. and JP Morgan Chase Bank, N.A.

31.1	Certification Pursuant to Rule 13a-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification Pursuant to Rule 13a-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	XBRL Taxonomy Extension Definition Linkbase

101.LAB*	XBRL Taxonomy Extension Label Linkbase

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

*	Pursuant to Rule 406T of Regulation S-T, these interactive data files shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, except as expressly set forth by specific reference in such filing.

