Form 10-K
period 2013-01-31
SEACHANGE INTERNATIONAL INC
filed 2013-04-10
CIK 1019671

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2013

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

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒  No ☐

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of July 31, 2012, the aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing price for the registrant’s Common Stock on the NASDAQ Global Select Market on such date was $243,195,410. The number of shares of the registrant’s Common Stock outstanding as of the close of business on April 4, 2013 was 32,612,436.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the definitive Proxy Statement (which is expected to be filed within 120 days after the Company’s fiscal year end) relating to the registrant’s Annual Meeting of Stockholders to be held on or about July 17, 2013 to be filed pursuant to Regulation 14A are incorporated by reference into Part III of this Annual Report on Form 10-K.

PART I

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

The statements contained in this Annual Report on Form 10-K (“Form 10-K”) of SeaChange International, Inc. ("SeaChange," the "Company," "us," or "we"), including, but not limited to the statements contained in Item 1, "Business," and Item 7, "Management's Discussion and Analysis of the Financial Condition and Results of Operations,” along with statements contained in other reports that we have filed with the Securities and Exchange Commission (the “SEC”), external documents and oral presentations, which are not historical facts are considered to be "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Act of 1934, as amended. These statements which may be expressed in a variety of ways, including the use of forward looking terminology such as "believe," "expect," "seek," "intend," "may," "will," "should," "could," "potential," "continue," "estimate," "plan," or "anticipate," or the negatives thereof, other variations thereon or compatible terminology, relate to, among other things, our transition to being a company that primarily provides software solutions, the effect of certain legal claims against us, projected changes in our revenues, earnings and expenses, exchange rate sensitivity, interest rate sensitivity, liquidity, product introductions, industry changes, general market conditions, timing of going live on our new cloud-based ERP/CRM system and our continued limited number of customers. We do not undertake any obligation to publicly update any forward-looking statements.

These forward-looking statements, and any forward looking statements contained in other public disclosures of the Company which make reference to the cautionary factors contained in this Form 10-K, are based on assumptions that involve risks and uncertainties and are subject to change based on the considerations described below. We discuss many of these risks and uncertainties in greater detail in Item 1A, “Risk Factors,” of this Form 10-K. These and other risks and uncertainties may cause our actual results, performance or achievements to differ materially from anticipated future results, performance or achievements expressed or implied by such forward-looking statements.

The following discussion should be read in conjunctions with our "Management Discussion and Analysis of Financial Condition and Results of Operations," and our financial statements and footnotes contained in Part II, Item 7., of this Form 10-K.

Item 1. BUSINESS

GENERAL

SeaChange International, Inc., a Delaware corporation founded on July 9, 1993, is an industry leader in the delivery of multi-screen video. Our products and services facilitate the aggregation, licensing, management and distribution of video, television programming and advertising content. We sell our products and services worldwide primarily to video service providers including: cable system operators [such as Liberty Global, Inc. (“LGI”), Virgin Media Inc. (“Virgin Media”), Comcast Cable Communications Management, LLC (“Comcast”), Cox Communications, Inc., Rogers Communications, Inc. and Cablevision Systems among others]; and telecommunications companies (such as Verizon Communications, Inc., AT&T Services, Inc. and Turk Telekom among others).

Our products and services are designed to enable our customers to reduce capital and operating expenses, reduce subscriber turnover and access new revenue generating opportunities from subscribers, advertisers and electronic commerce initiatives. Using our products and services, we believe our customers can increase their revenues by offering additional services such as on-demand television programming on a variety of devices, including cellular telephones, personal computers (“PCs”) and tablets. This capability allows the operator to offer programming incorporating the ability for subscribers to pause, rewind and fast-forward video-on-demand (“VOD”) content. Our systems also enable video service providers to offer other interactive television services that allow subscribers to receive personalized services and interact with their video devices, thereby enhancing their viewing experience. Our products also allow our customers to insert advertising into broadcast and VOD programming, including targeting specific subscribers in a particular geographic and/or demographic market.

The primary thrust of our business has been to enable the delivery of video assets in the evolving multi-screen video environment. Through acquisitions and partnerships we have expanded our capabilities, products and services to address the delivery of content to devices other than the television, such as mobile devices (smart phones and tablets), game consoles, smart televisions and PCs. Traditionally, our products and services included hardware and software for content management and delivery systems, middleware that drives set top box applications, advertising systems that help pay for content and services that involve the acquisition and distribution of video content. As we have transitioned to a software company, we have shed non-core company assets, such as broadcast hardware, and have focused on higher margin, recurring revenue generating software products. We believe that our strategy of expanding into adjacent product lines will position us to further support and maintain our existing customer base. By providing our customers more technologically advanced software platforms, they can further reduce their infrastructure costs and improve reliability. Additionally we are positioned to take advantage of new customers entering the on-demand marketplace allowing us to increasingly serve adjacent markets, such as mobile operators and over-the-top, which we use to mean the delivery of content without the service provider being involved in the control or distribution of the content itself.

Our core technologies provide a foundation for products and services that can be deployed in next generation video delivery systems capable of increased levels of subscriber interactivity. We have received several awards for technological excellence, including three Emmy Awards for our pivotal roles in the growth of volume service provider businesses including VOD and multichannel advertising.

Fiscal 2013 and 2012 were transition years for us. During fiscal 2012, we engaged in an evaluation of strategic alternatives regarding the future direction of the Company and during the fourth quarter of fiscal 2012, the Board of Directors decided that it was in the best interest of shareholders to continue as a standalone publicly-traded company. We also enacted leadership changes at the senior management level in fiscal 2012, including the elimination of the position of President of the Company, and made swift replacements with the addition of a new Chief Executive Officer and Chief Financial Officer. In fiscal year 2013, the Company continued to focus on significantly improving and streamlining its operations while continuing to transform into a company primarily focused on software solutions. On May 4, 2012, we completed the sale of our Broadcast Servers and Storage business to XOR Media, while retaining the video streaming business. We also completed the sale of our Media Services business, On Demand Group (“ODG”), to Avail-TVN, Inc. (“Avail”). Accordingly, our Broadcast Servers and Storage and Media Services business units are reflected in our financial statements as discontinued operations. These divestitures have allowed us to focus on our core software and services operations, including our next generation video back office platform, in-home gateway software and advertising solutions. For more information on these divestitures see Note 3., “Discontinued Operations,” to the consolidated financial statements in Part II, Item 8., “Financial Statements and Supplementary Data,” of this Form 10-K.

With the divestiture of the Broadcast Servers and Storage and Media Services businesses, the remaining Software and Streaming businesses were organized into one reporting segment. The segment includes product revenues from our video back office platform (including video streamers), in-home gateway and advertising products as well as related services such as professional services, installation, training, project management, product maintenance, and technical support.

PRODUCTS AND SERVICES

Our business is comprised of three distinct product lines: video back office platform (including video streamers), advertising and in-home gateway. Our revenue sources consist of product revenue from these product lines as well as related services such as professional services, installation, training, project management, product maintenance, technical support and software development for those software products.

Video Back Office Platform

In 2006, we began selling our SeaChange Axiom® on-demand back office platform software independent of our hardware while offering subscription services in an effort to increase market share and generate a more predictable recurring revenue stream. In 2008, we saw the need to move video to mobile devices, such as smart phones and purchased Mobix Interactive Limited (“Mobix”), a United Kingdom based company that had developed software and services allowing mobile service operators to offer video products. To further enhance our back office platform product offerings, in September 2009, we acquired a private software company, eventIS Group B.V. (“eventIS”), in Eindhoven, the Netherlands, which was a leading provider of VOD back office platform software products supporting operators primarily in Europe. Their software complemented and extended the capabilities of our VOD back office platform software products.

The integration of the software from eventIS and Mobix with our legacy Axiom product has become the basis for our next generation back office platform software product, SeaChange Adrenalin™ (“Adrenalin”). Adrenalin is a comprehensive multi-screen video back office platform that enables video service providers to manage, monetize and deliver a seamless viewing experience to subscribers across multiple devices at home and on the go. Adrenalin is backward compatible with Axiom and is modular, allowing our installed base to gradually adopt new functionality and features to support multi-screen video distribution. An important feature of the Adrenalin back office platform software is regionalization, which allows operators to centralize video distribution systems thereby reducing dependence on hardware and ultimately controlling operating expenses. In addition to regionalization, the Adrenalin back office platform software automates and streamlines functionality in four crucial areas:

•	Ingest of content including custom workflow, transcoding, encryption and distribution;

•	Content management including data analysis and management of metadata;

•	Business management such as advertising placement, contract rights and subscriber entitlements, cloud-based monitoring and management and recommendation of social media applications; and

•	Publishing and purchasing, which allow content to be formatted for viewing on any device as well as in High Definition or 3D formats.

SeaChange Nitro™ (“Nitro”) is our multi-screen user experience application that enables video service providers to seamlessly present linear, time-shifted and on-demand content across mobile, PC and television screens. Nitro gives subscribers intuitive features and functionality to navigate and manage video content on any screen they choose, regardless of location.

Advertising

As more content moves to mobile devices, the ability to generate additional revenue by inserting targeted advertising on these devices becomes crucial to operators seeking to offset content rights costs and reducing subscriber fees for viewing the content. Our SeaChange Infusion™ Advanced Advertising Platform represents the transformation of our world-leading television ad technology into an enhanced monetization platform that unites television and Internet ad operations. Infusion scales to support operators’ migration to consolidated regional and national advertising systems that are managed from increasingly web-centric and virtualized datacenters. Infusion supports dynamic targeted advertising across multiple screens through a SeaChange innovation called “multi-experience.” Multi-experience enables the coordination of multi-screen ads, delivering an unprecedented opportunity for advertisers to measure viewer engagement. Advertisers can now reach their audiences in video being viewed on smart phones, tablets, PCs and televisions while targeting those ads to the particular viewer, resulting in more relevant and effective advertisements.

With our SeaChange AdPulse™ advertising software platform, ads and VOD content are maintained in separate databases. They are ingested, managed and updated separately allowing for fast and easy refresh, simple rotation of ad copy and targeting by geographic, demographic and viewing characteristics. Because the ads are tracked separately from the content, the data provided includes detailed ad viewing and trick-mode (fast-forward, rewind, and pause) usage leading to easier analysis of reach and effectiveness.

VOD, digital video recorders (“DVRs”) and over-the-top (“OTT”) services, by which we mean the delivery of content without the service provider being involved in the control or distribution of the content itself, are also changing the way audiences view programming. Therefore, our next generation advertising product strategy is creating new opportunities for our customers to capture local, regional and national advertising revenue from linear, targeted linear and targeted dynamic on-demand advertising.

In-Home Gateway

In February 2010, we acquired VividLogic, Inc. (“VividLogic”), a private software company which was located in Fremont, California. VividLogic’s products and services have enabled us to expand our software product portfolio to participate more competitively in the in-home gateway market, which we define as the market for the porting of video distribution to home devices.

As video consumption evolves, we are using this platform to produce software that ports to any gateway hardware and acts as a hub for all video distribution to devices throughout the home including consumer electronic devices such as iPads, smart phones and game consoles. Our SeaChange Nucleus™ (“Nucleus”) Soft Box software product is a hybrid gateway, standards-based solution supporting both QAM and IP-delivered video. Nucleus delivers a unified user experience across all platforms throughout the home. Nucleus provides full control over set-top box functionality including channel changes, whole home VOD/DVR and content sharing anywhere in the home. The Nucleus Presentation Manager is enabled by the Internet (HTML5 based) and the cloud, and supports next generation user interfaces (“UI”) including our own Nitro User Interface. It supports applications and widgets such as smart phone and tablet remote control.

Strategy

Our strategy is to maintain and expand our installed customer base while increasing our revenue base with new customers, especially in the telecommunications industry, delivering exceptional customer service, positioning ourselves as an industry leader in the delivery of multi-screen video. We continue to execute this strategy by:

•	Growing revenues through the introduction of our next generation software platforms, such as Adrenalin for back office platform, Infusion and AdPulse for our advertising product line and our Nucleus Soft Box gateway;
•	Reducing our overall cost structure and further streamlining our operations; and
•	Acquiring or investing in businesses that will enhance our product offerings and be accretive to our business.

Research and Product Development

Our research and development costs were $39.6 million in fiscal 2013, $40.2 million in fiscal 2012 and $44.1 million in fiscal 2011. We believe that our success will depend on our ability to develop and introduce timely new integrated solutions and enhancements to our existing products that meet changing customer requirements in our current and future customer base as well as new markets. We have made and will continue to make substantial investments in our products and new technologies. Our current research and development activities are focused on developing video back office platform, in-home gateway software and advertising solutions in the multi-screen video market, and integrating the solutions we currently offer. Our direct sales and marketing groups closely monitor changes in customer needs, changes in the marketplace and emerging industry standards to help us focus our research and development efforts to address our customers’ needs, help solve their problems, and lower their operating and capital costs. Our lead engineers are involved in industry standards bodies such as the Society of Cable Telecommunications Engineers, where they help define the direction of the next generation of products and standards. Our research and development efforts are performed at our Acton, Massachusetts headquarters as well as our sites in Milpitas, California; Bangalore, India; Manila, Philippines; and Eindhoven, the Netherlands.

During fiscal 2013, we realigned our research and development efforts to focus on the next generation networks and video delivery platforms which are vital to our customers’ success. We achieved this by reducing or ending our investment in certain legacy product lines, divesting non-core business units and assets while reallocating resources to our three fundamental software products: Adrenalin for back office platform, Nucleus, the new in-home gateway software for the delivery of video and applications throughout the home, and next generation advertising products such as Infusion and AdPulse.

As of January 31, 2013, we had a research and development staff of 334 employees, representing 46% of our total employee workforce. As of January 31, 2012 and 2011, we had a research and development staff of 427 and 469 which represented 37% and 39% of our total workforce, respectively. Our research and development staff was reduced by 99 employees when we divested our Broadcast Servers and Storage and Media Services businesses in May 2012.

Selling and Marketing

We sell and market our products worldwide through a direct sales organization, independent agents and distributors. Direct and indirect sales activities are primarily conducted from our Acton, Massachusetts headquarters and our European facility in Eindhoven, the Netherlands, as well as through sales representatives deployed in different regions of the globe. We also market certain of our products to systems integrators and value-added resellers. Our sales cycle tends to be long, in some instances twelve to twenty-four months, and purchase orders are typically in excess of one million dollars. As a result it is sometimes difficult to predict what quarter or fiscal year our revenues may be realized.

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

As of January 31, 2013, we had a marketing and sales staff of 48 employees, representing 7% of our total employee workforce. As of January 31, 2012 and 2011, we had a marketing and sales staff of 77 and 94 people representing 7% and 8%, respectively, of our total workforce for both of these fiscal years. Our marketing and sales staff was reduced by 15 employees when we divested our Broadcast Servers and Storage and Media Services businesses in May 2012.

Manufacturing and Quality Control

Our manufacturing operation relates to our streaming servers and consists primarily of component and subassembly procurement, systems integration and final assembly, testing and quality control of the complete systems. We rely on independent contractors to manufacture components and subassemblies to our specifications.

In May of 2009, we achieved TL 9000 certification across multiple locations. The QuEST Forum, a consortium of telecommunications suppliers and service providers, developed the TL 9000 standard using the framework of the ISO 9000 international standard as a basis to pursue a goal of global telecommunications quality and industry-wide performance excellence. We continue to maintain this certification for quality management systems.

As of January 31, 2013, 2012, and 2011, we had a manufacturing staff of approximately 14, 27, and 29 people respectively, which represented approximately 2% of our total workforce for each fiscal year.

Our Customers

We currently sell our products primarily to video service providers including cable system operators and telecommunications companies. Our customer base is highly concentrated among a limited number of large customers, primarily due to the fact that the cable and telecommunications industries in the United States are dominated by a limited number of large companies. A significant portion of our revenues in any given fiscal period have been derived from substantial orders placed by these large organizations. For the fiscal year ended January 31, 2013, Comcast and Virgin Media comprised 18% and 12%, respectively, of our total revenues. For the fiscal year ended January 31, 2012, Comcast and Virgin Media comprised 24% and 11%, respectively, of our total revenues. We expect that we will continue to be dependent upon a limited number of customers for a significant portion of our revenues in the near future, even as we intend to penetrate new markets and customers. As a result of this customer concentration, our business, financial condition and results of operations could be materially adversely affected by the failure of anticipated orders to materialize and by deferrals or cancellations of orders as a result of changes in customer requirements or new product announcements or introductions. In addition, the concentration of customers may cause variations in revenue, expenses and operating results on a quarterly basis due to seasonality of orders or the timing and relative size of orders received and shipped during a fiscal quarter.

We do not believe that our backlog at any particular time is meaningful as an indicator of our future level of sales for any particular period. Because of the nature of our products and our use of standard components, a significant portion of the backlog at the end of a quarter can be manufactured and shipped to the customer before the end of the following quarter. However, because of the requirements of particular customers, these orders may not be shipped or, if shipped, the related revenues may not be recognized in the ensuing quarter. Therefore, there is no direct correlation between the backlog at the end of any quarter and our total sales for the following quarter or other periods.

Competition

The markets in which we compete are characterized by intense competition, with a large number of suppliers providing different types of products to different segments of the markets. In new markets for our products, we compete principally based on price. In markets in which we have an established presence, we compete principally on the basis of the breadth of our products’ features and benefits, including the flexibility, scalability, professional quality, ease of use, reliability and cost effectiveness of our products, and our reputation and the depth of our expertise, customer service and support. While we believe that we currently compete favorably overall with respect to these factors and that our ability to provide integrated solutions to manage and distribute digital video differentiates us from our competitors, in the future we may not be able to continue to compete successfully with respect to these factors.

In the market for multi-screen video, we compete with various larger companies offering video software back office platforms and applications such as Cisco Systems, Inc., Motorola Mobility Inc., and Ericsson Inc.

In our in-home gateway market we compete with system integrators and gateway software and applications vendors who offer proprietary software and hardware solutions. However, because our software has been integrated with the three largest chip manufactures, Intel Corporation, Broadcom Corporation and STMicroelectronics N.V., we believe we obtain a competitive advantage when these chips are designed into the networks by the operators.

In the video advertisement market, we generally compete with Arris Group Inc. (“ARRIS”). We expect the competition in each of the markets in which we operate to intensify in the future as existing and new competitors with significant market presence and financial resources, including computer hardware and software companies and television equipment manufacturers enter these rapidly evolving markets.

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

Proprietary Rights

Our success and our ability to compete are dependent, in part, upon our proprietary rights. We have been granted 24 U.S. patents, have eight patents pending and have filed foreign patent applications related thereto for various technologies developed and used in our products. In addition, we rely on a combination of contractual rights, trademark laws, trade secrets and copyright laws to establish and protect our proprietary rights in our products. It is possible that in the future not all of these patent applications will be issued or that, if issued, the validity of these patents would not be upheld. It is also possible that the steps taken by us to protect our intellectual property will be inadequate to prevent misappropriation of our technology or that our competitors will independently develop technologies that are substantially equivalent or superior to our technology. In addition, the laws of some foreign countries in which our products are or may be distributed do not protect our proprietary rights to the same extent as do the laws of the United States. We have been involved, and continue to be involved, in significant intellectual property litigation, and we may be a party to litigation in the future to enforce our intellectual property rights or as a result of an allegation that we infringe others’ intellectual property.

Employees

The table below represents the number of employees that we employ in different geographic areas across the world as of January 31, 2013. Employees included in our divested businesses are not included in this table. We believe that our relations with our employees are good. None of our employees are represented by a collective bargaining agreement.

	January 31,
Country	2013	2012 (1)	2011 (2)
United States	411	449	510
Philippines	143	193	209
Netherlands	97	87	79
Other international	71	69	78
Total employees by country	722	798	876

(1)	Fiscal 2012 in the above table does not include 355 employees that were included in the divestiture of our Broadcast Servers and Storage and Media Services businesses.
(2)	Fiscal 2011 in the above table does not include 333 employees that were included in the divestiture of our Broadcast Servers and Storage and Media Services businesses.

Executive Officers

The following is a list of our executive officers, their ages as of March 31, 2013 and their positions held with us:

Name	Age	Title

Raghu Rau	63	Chief Executive Officer and Board member

Michael D. Bornak	50	Chief Financial Officer, Treasurer, Secretary and Senior Vice President of Finance and Administration

David McEvoy	55	Senior Vice President and General Counsel

Anthony Dias	46	Chief Accounting Officer and Vice President, Finance

Mr. Rau became the Chief Executive officer on November 30, 2011 and was appointed the permanent Chief Executive Officer on May 1, 2012 and has served as a Director of the Company since July 15, 2010; Mr. Rau currently also serves on the Board of Aviat Networks, Inc. Since 2010, Mr. Rau has also served as a director of Microtune, Inc., the receiver solutions company. From 1992 to 2008, he held a number of positions with Motorola, Inc., including leadership positions in marketing and strategy and held the title of Senior Vice President, Mobile TV Solutions Business from 2007 to 2008.

Mr. Bornak joined the Company on January 23, 2012 as Chief Financial Officer, Treasurer, Secretary, and Senior Vice President of Finance and Administration. Prior thereto, he served as Chief Financial Officer of Tollgrade Communications, Inc. from September 2009; as Chief Financial Officer of Solar Power Industries, Inc. from June 2008 to July 2009; as Chief Financial Officer for MHF Logistical Solutions, Inc. from February 2005 to June 2008; and as Vice President of Finance and Chief Financial Officer of Portec Rail Products, Inc. from January 1998 to February 2005. Mr. Bornak is also a Certified Public Accountant.

Mr. McEvoy joined the Company on July 1, 2012 as Vice President and General Counsel.  He became Senior Vice President and General Counsel on February 1, 2013.  Prior to joining SeaChange, Mr. McEvoy was the Senior Vice President and General Counsel of Peoplefluent Inc. Mr McEvoy was the Senior Vice President and General Counsel of Art Technology Group, Inc. (“ATG”) from September 2005 to March 2010. ATG was acquired by Oracle on January 5, 2011. Prior to joining ATG, Mr. McEvoy was the Group General Counsel of Gores Technology Group, a private equity firm.  Mr. McEvoy has held various General Counsel and other executive level legal positions with several companies including Aprisma Inc., Anchor Ltd., VeriFone Inc., Mattel Interactive, Broderbund and The Learning Company.

Mr. Dias joined the Company on December 3, 2007 as Vice President of Finance and Corporate Controller. He became Chief Accounting Officer in June 2012. Prior to joining SeaChange, Mr. Dias served as Corporate Controller at LeMaitre Vascular, Inc. from October 2006 to November 2007. Prior to that Mr. Dias held various senior finance positions with Candela Corporation, Globalware, Inc. and Aldiscon, Inc. (later acquired by Logica). Mr. Dias is also a Certified Public Accountant.

Geographic Information

Geographic information is included in Part II, Item 7. of this Form 10-K under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in Note 13., “Segment Information, Significant Customers and Geographic Information,” to the consolidated financial statements located in Part II, Item 8. of this Form 10-K.

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

Financial and other information about SeaChange, including SeaChange’s Code of Ethics and Business Conduct and charters for SeaChange’s Audit Committee, Compensation Committee and Corporate Governance and Nominating Committee, is available on the Investor Relations section of our website at www.schange.com. We make available free of charge on our website our Form 10-K, Quarterly Reports on Form 10-Q (“Form 10-Q”), Current Reports on Form 8-K (“Form 8-K”) and amendments to those reports as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. The information contained on our web site is not incorporated by reference into this document and should not be considered a part of this Form 10-K. Our web site address is included in this document as an inactive textual reference only.

Item 1A. RISK FACTORS

We wish to caution each reader of this Form 10-K to consider the following factors and other factors discussed herein and in other past reports, including but not limited to prior year Form 10-K and Form 10-Q reports filed with the SEC. Our business and results of operations could be materially affected by any of the following risks. The factors discussed herein are not exhaustive. Therefore, the factors contained herein should be read together with other reports that we file with the SEC from time to time, which may supplement, modify, supersede, or update the factors listed in this document.

Our business is dependent on customers’ continued spending on video systems and services. A reduction in spending by customers would adversely affect our business.

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

Our future success is dependent on the continued development of the multi-screen video market and if the multi-screen video market does not continue to develop, our business may not continue to grow.

A large portion of our expected revenue growth is expected to come from sales and services related to our multi-screen video products. However, the multi-screen video market continues to develop as a commercial market, both within and outside North America. The potential size of the multi-screen video market and the timing of its development are uncertain. The success of this market requires that video service providers continue to upgrade their cable networks to support digital two-way transmission service and successfully market multi-screen video and similar services to their cable television subscribers. Some cable system operators, particularly outside of North America, are still in the early stages of commercial deployment of multi-screen video service to major residential cable markets and, accordingly, to date our digital video systems have been commercially available only to a limited number of subscribers. Also, the telecommunications companies have also begun to adapt their networks to support digital two-way transmission and begun marketing multi-screen video services. If cable system operators and telecommunications companies fail to make the capital expenditures necessary to upgrade their networks or determine that broad deployment of multi-screen video services is not viable as a business proposition or if our digital video systems cannot support a substantial number of subscribers while maintaining a high level of performance, our revenues will not grow as we have planned.

If we are unable to successfully introduce new products or enhancements to existing products on a timely basis, our financial condition and operating results may be adversely affected by a decrease in sales of our products.

Because our business plan is based on technological development of new products and enhancements to our existing products, our future success is dependent on our successful introduction of these new products and enhancements on a timely basis. In the future we may experience difficulties that could delay or prevent the successful development, introduction and marketing of these and other new products and enhancements, or find that our new products and enhancements do not adequately meet the requirements of the marketplace or achieve market acceptance. Announcements of currently planned or other new product offerings may cause customers to defer purchasing our existing products. Moreover, despite testing by us and by current and potential customers, errors or failures may be found in our products, and, even if discovered, may not be successfully corrected in a timely manner. These errors or failures could cause delays in product introductions and shipments, or require design modifications that could adversely affect our competitive position. Currently, we are focused on ournext generation software products, including SeaChange Adrenalin™, SeaChange Nucleus™ Soft Box, and SeaChange Infusion™ Advanced Advertising Platform. Our inability to complete the development of these new products or enhancements on a timely basis or the failure of these new products or enhancements to achieve market acceptance could have a material adverse effect on our business, financial condition and results of operations in fiscal 2014 and in future periods.

Our business is impacted by worldwide economic cycles, which are difficult to predict.

The global economy and financial markets experienced disruption in recent years, including, among other things, extreme volatility in security prices, diminished credit availability, rating downgrades of certain investments and declining valuations of others. These economic developments and the rate of recovery and the change in business spending resulting from these developments affect businesses such as ours and those of our customers and vendors in a number of ways that could result in unfavorable consequences to us. A continued slow recovery from these events or further disruption and deterioration in economic conditions may reduce customer purchases of our products and services, thereby reducing our revenues and earnings. In addition, these events may, among other things, result in increased price competition for our products and services, increased risk in the collectability of our accounts receivable from our customers, increased risk in potential reserves for doubtful accounts and write-offs of accounts receivable, and higher operating costs as a percentage of revenues. We have taken actions to address the effects of the economic crisis and the slow recovery, including implementing cost control and cost reduction measures. It is possible that we may need to take further actions to control our cost structure and implement further cost reduction measures. We cannot predict whether these measures will be sufficient to offset certain of the negative trends that might affect our business.

We have taken and continue to take measures to address the variability in the market for our products and services, which could have long-term negative effects on our business or impact our ability to adequately address a rapid increase in customer demand.

We have taken and continue to take measures to address the variability in the market for our products and services, to increase average revenue per unit of our sales and to reduce our operating expenses, rationalize capital expenditure and minimize customer turnover. These measures include shifting more of our operations to lower cost regions, outsourcing and off shoring manufacturing processes and general and administrative functions, implementing cost reduction programs, reducing the number of our employees, and reducing and rationalizing planned capital expenditures and expense budgets. As previously announced, we sold our Broadcast Servers and Storage and Media Services businesses in fiscal 2013 as we focus on becoming a company that primarily provides software solutions. We cannot ensure that the measures we have taken will not impair our ability to effectively develop and market products and services, to remain competitive in the industries in which we compete, to operate effectively, to operate profitably during slowdowns or to effectively meet a rapid increase in customer demand. These measures may have long-term negative effects on our business by reducing our pool of technical talent, decreasing or slowing improvements in our products and services, making it more difficult to hire and retain talented individuals and to quickly respond to customers or competitors in an upward cycle.

Our business has been subject to uncertainties introduced by the evaluation of strategic options completed by us in fiscal 2012.

As previously disclosed, we completed an evaluation of strategic options in fiscal 2012 and concluded that it was in the best interests of stockholders to remain a standalone public company, and to focus on improving and streamlining our operations. This strategic review resulted in the expenditure of substantial management time and resources, and may result in our customers reducing the level of orders they place with us, the departure from the Company of key employees, a third party expressing interest in acquiring the Company, and other factors that may have a negative effect on our business. Since that time, there has been continued consolidation within the industry in which we compete, which may make it more likely that a third party expresses interest in acquiring us. These factors could create uncertainty in our operations and cause our revenues to decline, having a material adverse effect on our business, financial condition and results of operations and result in fluctuations of our stock price.

We may be unsuccessful in our efforts to become a company that primarily provides software solutions.

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

Our customer base is highly concentrated among a limited number of large customers, and, therefore, a limited number of customers account for a significant percentage of our revenues in any fiscal period. We generally do not have written agreements that require customers to purchase fixed minimum quantities of our products. Our sales to specific customers tend to vary significantly from year to year and from quarter to quarter depending upon these customers’ budgets for capital expenditures and our new product introductions. We believe that a significant amount of our revenues will continue to be derived from a limited number of large customers in the future. The loss of, reduced demand for products or related services by, or return of a product previously purchased by any of our major customers, could have a material adverse effect on our business, financial condition and results of operations. In addition, the industry has experienced consolidation among our customers which may cause delays or reductions in capital expenditure plans and/or increased competitive pricing pressures as the number of available customers decline and their relative purchasing power increases in relation to suppliers. Any of these factors could adversely affect our business.

Cancellation or deferral of purchases of our products or the return of previously purchased products could cause a substantial variation in our operating results, resulting in a decrease in the market price of our common stock and making period-to-period comparisons of our operating results less meaningful.

We derive a substantial portion of our revenues from purchase orders that exceed one million dollars in value. Therefore, any significant cancellation or deferral of purchases of our products or the return of previously purchased products could result in a substantial variation in our operating results in any particular quarter due to the resulting decrease in revenue and gross margin. In addition, to the extent significant sales occur earlier than expected, operating results for subsequent quarters may be adversely affected because our operating costs and expenses are based, in part, on our expectations of future revenues, and we may be unable to adjust spending in a timely manner to compensate for any revenue shortfall. Because of these factors, in some future quarter our operating results may be below guidance that we may issue or the expectations of public market analysts and investors, any of which may adversely affect the market price of our common stock. In addition, these factors may make period-to-period comparisons of our operating results less meaningful.

Due to the lengthy sales cycle involved in the sale of our products, our quarterly results may vary and should not be relied on as an indication of future performance.

Video back office platform, advertising and in-home gateway products and services are relatively complex and their purchase generally involves a significant commitment of capital, with attendant delays frequently associated with large capital expenditures and implementation procedures within an organization. Moreover, the purchase of these products typically requires coordination and agreement among a potential customer’s corporate headquarters and its regional and local operations. For these and other reasons, the sales cycle associated with the purchase of our video back office platform, advertising and in-home gateway products and services is typically lengthy and subject to a number of significant risks, including customers’ budgetary constraints and internal acceptance reviews, over which we have little or no control. Based upon all of the foregoing, we believe that our quarterly revenues and operating results are likely to vary significantly in the future, that period-to-period comparisons of our results of operations are not necessarily meaningful and that these comparisons should not be relied upon as indications of future performance.

If there were a decline in demand or average selling prices for our products, including our video back office platform, advertising and in-home gateway products, our revenues and operating results would be materially affected.

We expect our three product lines to continue to account for a significant portion of our revenues. Accordingly, a decline in demand or average selling prices for these products, whether as a result of new product introductions by others, price competition, technological change, inability to enhance the products in a timely fashion, or otherwise, could have a material adverse effect on our business, financial condition and results of operations.

If we are unable to manage our growth and the related expansion in our operations effectively, our business may be harmed through a diminished ability to monitor and control effectively our operations, and a decrease in the quality of work and innovation of our employees.

Our ability to successfully offer new products and services and implement our business plan in a rapidly evolving market requires effective planning and management. We are also continuing to transition towards greater reliance on our software products and services for a significant portion of our total revenue. In light of the growing complexities in managing our expanding portfolio of products and services, our anticipated future operations may continue to strain our operational and administrative resources. To manage future growth effectively, we must continue to improve our operational controls and internal controls over financial reporting, and to integrate the businesses we have acquired and our new personnel and to manage our expanding international operations. A failure to manage our growth may harm our business through a decreased ability to monitor and control effectively our operations, and a decrease in the quality of work and innovation of our employees upon which our business is dependent.

Because our business is susceptible to risks associated with international operations, we may not be able to maintain or increase international sales of our products and services.

Our international operations are expected to continue to account for a significant portion of our business in the future. However, in the future we may be unable to maintain or increase international sales of our products and services. Our international operations are subject to a variety of risks, including:

•	difficulties in establishing and managing international distribution channels;
•	difficulties in selling, servicing and supporting overseas products and services and in translating products and services into foreign languages;
•	the uncertainty of laws and enforcement in certain countries relating to the protection of intellectual property;
•	multiple and possibly overlapping tax structures;
•	negative tax consequences such as withholding taxes and employer payroll taxes;
•	differences in labor laws and regulations affecting our ability to hire and retain employees; and
•	economic or political changes in international markets.

New regulations related to conflict minerals could adversely impact our business.

The Dodd-Frank Wall Street Reform and Consumer Protection Act contains provisions to improve transparency and accountability concerning the supply of certain minerals, known as conflict minerals, originating from the Democratic Republic of Congo (“DRC”) and adjoining countries. As a result, in August 2012 the SEC adopted annual disclosure and reporting requirements for those companies who use conflict minerals mined from the DRC and adjoining countries in their products. These new requirements will require due diligence efforts in fiscal 2014, with initial disclosure requirements beginning in May 2014. There will be costs associated with complying with these disclosure requirements, including for diligence to determine the sources of conflict minerals used in our products and other potential changes to products, processes or sources of supply as a consequence of such verification activities. The implementation of these rules could adversely affect the sourcing, supply and pricing of materials used in our products. As there may be only a limited number of suppliers offering “conflict free” conflict minerals, we cannot be sure that we will be able to obtain necessary conflict minerals from such suppliers in sufficient quantities or at competitive prices. Also, we may face adverse affects to our reputation if we determine that certain of our products contain minerals not determined to be conflict free or if we are unable to sufficiently verify the origins for all conflict minerals used in our products through the procedures we may implement.

We are exposed to fluctuations in currency exchange rates that could negatively impact our financial results and cash flows.

To date, most of our revenues have been denominated in U.S. dollars, while a significant portion of our international expenses are incurred in the local currencies of countries in which we operate. Because a portion of our business is conducted outside the United States, we face exposure to adverse movements in foreign currency exchange rates. These exposures may change over time as business practices evolve, and they could have a material adverse impact on our financial results and cash flows. An increase in the value of the U.S. dollar could increase the real cost to our customers of our products in those markets outside the United States where we often sell in dollars, and a weakened dollar could increase local currency operating costs. In preparing our consolidated financial statements, certain financial information is required to be translated from foreign currencies to the U.S. dollar using either the spot rate or the weighted-average exchange rate. If the U.S. dollar changes relative to applicable local currencies, there is a risk our reported sales, operating expenses, and net income could significantly fluctuate. We are not able to predict the degree of exchange rate fluctuations, nor can we estimate the effect any future fluctuations may have upon our future operations.

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

The industry in which we operate is characterized by vigorous protection and pursuit of intellectual property rights or positions, which on occasion, have resulted in significant and often protracted litigation. We have from time to time received, and may in the future receive, communications from third parties asserting infringements on patent or other intellectual property rights covering our products or processes. We are currently engaged in intellectual property litigation with ARRIS, and we may be a party to litigation in the future to enforce our intellectual property rights or as a result of an allegation that we infringe others’ intellectual property. Any parties asserting that our products infringe upon their proprietary rights would force us to defend ourselves and possibly our customers or manufacturers against the alleged infringement, as many of our commercial agreements require us to defend and/or indemnify the other party against intellectual property infringement claims brought by a third party with respect to our products. We have received certain claims for indemnification from customers but have not been made party to any litigation involving intellectual property infringement claims as a result. These claims and any resulting lawsuit, if successful, could subject us to significant liability for damages and invalidation of our proprietary rights. This possibility of multiple damages serves to increase the incentive for plaintiffs to bring such litigation. In addition, these lawsuits, regardless of their success, would likely be time-consuming and expensive to resolve and would divert management time and attention away from our operations. Although we carry general liability insurance, our insurance may not cover potential claims of this type or may not be adequate to indemnify us for all liability that may be imposed. In addition, any potential intellectual property litigation also could force us to stop selling, incorporating or using the products that use the infringed intellectual property or obtain from the owner of the infringed intellectual property right a license to sell or use the relevant technology, although this license may not be available on reasonable terms, or at all, or redesign those products that use the infringed intellectual property. If we are forced to take any of the foregoing actions, our business may be seriously harmed.

If content providers, such as movie studios, limit the scope of content licensed for use in the digital VOD market, our business, financial condition and results of operations could be negatively affected because the potential market for our products would be more limited than we currently believe and have communicated to the financial markets.

The success of the VOD market is contingent on content providers, such as movie studios, permitting their content to be licensed for use in this market. Content providers may, due to concerns regarding either or both marketing and illegal duplication of the content, limit the extent to which they provide content to the VOD market. A limitation of content for the VOD market would indirectly limit the market for our VOD system which is used in connection with that market.

Because we purchase certain material components used in manufacturing our products from sole suppliers and we use a limited number of third-party manufacturers to manufacture our products, our business, financial condition and results of operations could be materially adversely affected by a failure of these suppliers or manufacturers.

Certain key components of our products are currently purchased from a sole supplier, including computer chassis, switching gear, an interface controller video transmission board, and operating system and applications software. We have in the past experienced quality control problems, where products did not meet specifications or were damaged in shipping, and delays in the receipt of these components. These problems were generally of short duration and did not have a material adverse effect on our business and results of operations. However, we may in the future experience similar types of problems which could be more severe or more prolonged. While we believe that there are alternative suppliers available for these components, we believe that the procurement of these components from alternative suppliers could take up to a year. During fiscal 2013, amounts paid to these suppliers were not material to our financial results as only a small portion of material components were purchased during the fiscal year. In addition, these alternative components may not be functionally equivalent or may be unavailable on a timely basis or on similar terms. The inability to obtain sufficient key components as required, or to develop alternative sources if and as required in the future, could result in delays or reductions in product shipments which, in turn, could have a material adverse effect on our business, financial condition and results of operations. In addition, we rely on a limited number of third parties who manufacture certain components used in our products. While to date there has been suitable third-party manufacturing capacity readily available at acceptable quality levels, in the future there may not be manufacturers that are able to meet our future volume or quality requirements at a price that is favorable to us. Any financial, operational, production or quality assurance difficulties experienced by these third-party manufacturers that result in a reduction or interruption in supply to us could have a material adverse effect on our business, financial condition and results of operations.

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

We currently compete against large companies offering video software solutions. In the digital advertisement insertion market, we compete against suppliers of both analog tape-based and digital systems. In addition, a number of well-funded companies have been developing and implementing broadband internet VOD services for home television viewing. To the extent the products developed are competitive with and not complementary to our products, they may be more cost effective than our VOD solutions, which could result in cable system operators and telecommunications companies discontinuing their purchases of our on-demand products. Due to the rapidly evolving markets in which we compete, additional competitors with significant market presence and financial resources, including software companies and television equipment manufacturers, may enter those markets, thereby further intensifying competition. Increased competition could result in price reductions, cancellations of purchase orders, losses of business with current customers to competitors, and loss of market share which would adversely affect our business, financial condition and results of operations. Many of our current and potential competitors have greater financial, selling and marketing, technical and other resources than we do. Moreover, our competitors may also foresee the course of market developments more accurately than we. Although we believe that we have certain technological and other advantages over our competitors, realizing and maintaining these advantages will require a continued high level of investment by us in research and product development, marketing and customer service and support. In the future we may not have sufficient resources to continue to make these investments or to make the technological advances necessary to compete successfully with our existing competitors or with new competitors. If we are unable to compete effectively, our business, prospects, financial condition and operating results would be materially adversely affected because of the difference in our operating results from the assumptions on which our business model is based.

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

We have made non-controlling equity investments in complementary companies and we may in the future make additional investments. These investments may require additional capital and may not generate the expected rate of return that we believed possible at the time of making the investment. This may adversely affect our financial condition or results of operations. Also, investments in development-stage companies may generate other than temporary declines in fair value of our investment that would result in impairment charges.

We may not fully realize the benefits of our completed acquisitions, and future acquisitions may be difficult to integrate, disrupt our business, dilute stockholder value or divert management attention.

As part of our business strategy, we have acquired and may in the future seek to acquire or invest in new businesses, products or technologies that we believe could complement or expand our business, augment our market coverage, enhance our technical capabilities or otherwise offer growth opportunities. Acquisitions could create risks for us, including:

•	difficulties in assimilation of acquired personnel, operations, technologies or products which may affect our ability to develop new products and services and compete in our rapidly changing marketplace due to a resulting decrease in the quality of work and innovation of our employees upon which our business is dependent;

•	adverse effects on our existing business relationships with suppliers and customers, which may be of particular importance to our business because we sell our products to a limited number of large customers, we purchase certain components used in manufacturing our products from sole suppliers and we use a limited number of third-party manufacturers to manufacture our product; and
•	our ability to retain and incentivize management and key employees of the acquired business.

Future acquisitions or divestitures may adversely affect our financial condition.

Historically, we have acquired technology or businesses to supplement and expand our product offerings. In the future, we could acquire additional products, technologies or businesses, or enter into joint venture arrangements, for the purpose of complementing or expanding our business as occurred with VividLogic Inc. in fiscal 2011 and eventIS in fiscal 2010. In fiscal 2013, we sold our Broadcast Servers and Storage and Media Services business units. Negotiation of potential acquisitions, divestitures or joint ventures and our integration or transfer of acquired or divested products, technologies or businesses could divert management’s time and resources.

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

Under accounting principles generally accepted in the United States (“U.S. GAAP”), we review our intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill is required to be tested for impairment at least annually. Factors that may be considered a change in circumstances indicating that the carrying value of our goodwill or other intangible assets may not be recoverable include declines in our stock price and market capitalization, or decreased future cash flows projections. Our valuation methodology for assessing impairment requires management to make judgments and assumptions based on projections of future operating performance. We operate in highly competitive environments and projections of future operating results and cash flows may vary significantly from actual results. We may be required to record a significant noncash charge to earnings in our financial statements during the period in which any impairment of our goodwill or other intangible assets is determined.

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

The telecommunications and television industries are subject to extensive regulation which may limit the growth of our business, both in the United States and other countries. The growth of our business internationally is dependent in part on deregulation of the telecommunications industry abroad similar to that which has occurred in the United States and the timing and magnitude of which is uncertain. Video service providers are subject to extensive government regulation by the Federal Communications Commission and other federal and state regulatory agencies. These regulations could have the effect of limiting capital expenditures by video service providers and thus could have a material adverse effect on our business, financial condition and results of operations. The enactment by federal, state or international governments of new laws or regulations, changes in the interpretation of existing regulations or a reversal of the trend toward deregulation in these industries could adversely affect our customers, and thereby materially adversely affect our business, financial condition and results of operations.

We may not be able to hire and retain highly skilled employees, which could affect our ability to compete effectively because our business is technology-based.

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

System errors or failures in our products or related to our information technology infrastructure may adversely affect our business, financial condition and results of operations. Despite our testing and testing by current and potential customers, not all errors or failures may be found in our products or, if discovered, successfully corrected in a timely manner. Notwithstanding our efforts to the contrary, our products and business may be subject to unauthorized access which could also result in errors or failures in our products, or the dissemination of confidential information. These errors or failures could cause delays in product introductions and shipments, require design modifications that could adversely affect our competitive position or result in material liability to us. Further, some errors may not be detected until the systems are deployed. In such a case, we may have to undertake major replacement programs to correct the problem. Our reputation may also suffer if our customers view our products as unreliable or our systems as unsecure, whether based on actual or perceived errors or failures in our products or our systems. Further, a defect, error or performance problem with our on-demand systems could cause our customers’ VOD offerings to fail for a period of time or be degraded. Any such failure would cause customer service and public relations problems for our customers. As a result, any failure of our customers’ systems caused by our technology, including the failure of third- party technology incorporated therein or therewith, could result in delayed or lost revenue due to adverse customer reaction, negative publicity regarding us and our products and services and claims for substantial damages against us, regardless of our responsibility for such failure. Any claim could be expensive and require us to spend a significant amount of resources. In circumstances where third-party technology incorporated with or in our systems includes a defect, error or performance problem or fails for any reason, we may have to replace such third-party technology at our expense and be responsible to our customers for their corresponding claims. Such replacements or claims could be expensive and could require us to spend a significant amount of resources.

We may be subject to network disruptions or security breaches that could damage our reputation and harm our business and operating results.

We may be subject to network disruptions or security breaches caused by computer viruses, illegal break-ins or hacking, sabotage, acts of vandalism by third parties or terrorism. Our security measures or those of our third-party service providers may not detect or prevent such security breaches. Any such compromise of our information security could result in the unauthorized publication of our confidential business or proprietary information, cause an interruption in our operations, result in the unauthorized release of customer or employee data, result in a violation of privacy or other laws, expose us to a risk of litigation or damage our reputation, which could harm our business and operating results.

Our stock price may be volatile.

Historically, the market for technology stocks has been extremely volatile. Our common stock has experienced, and may continue to experience, substantial price volatility. The occurrence of any one or more of the factors noted above could cause the market price of our common stock to fluctuate. In the past couple of years, the stock market in general, and The NASDAQ Global Select Market (“NASDAQ”) and technology companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of such companies. These broad market and industry factors may materially adversely affect the market price of our common stock, regardless of our actual operating performance. In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been instituted against such companies.

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

As a Delaware corporation, we are subject to certain Delaware anti-takeover provisions.

As a Delaware corporation, we are subject to provisions of Delaware law, including Section 203 of the Delaware General Corporation Law, which may, unless certain criteria are met, prohibit large stockholders, in particular those owning 15% or more of the voting rights of our common stock, from merging or combining with us for a practical period of time. Any provision of our certificate of incorporation or bylaws or Delaware law that has the effect of delaying or deterring a change in control of SeaChange could limit the opportunity of our stockholders to receive a premium for their shares of SeaChange common stock and also could affect the price that some investors are willing to pay for our common stock.

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

Item 1B. UNRESOLVED STAFF COMMENTS

None.

Item 2. PROPERTIES

Location	Principal Use	Business Segment	Square Feet

Owned Facilities
Acton, Massachusetts	Corporate Headquarters, Engineering,	Software	120,000
	Customer Services, Manufacturing,
	Marketing and Human Resources

Leased Facilities
Milpitas, California	Engineering	Software	20,200

Manila, Philippines	Engineering and Customer Services	Software	14,174

Fort Washington, Pennsylvania	Engineering	Software	14,000

Portland, Oregon	Engineering	Software	6,559

Eindhoven, The Netherlands	Engineering, Sales and Customer Services	Software	6,264

Held for sale
Greenville, New Hampshire			24,000

In addition, we lease offices in Ireland, India, Turkey and the U.K. We believe that existing facilities are adequate to meet our foreseeable requirements. Due to restructuring of the VOD server product lines and divesture of a portion of the Broadcast Servers and Storage business unit, we have determined to sell our Greenville, New Hampshire facility and have classified it as an asset held for sale on our balance sheet.

Item 3. LEGAL PROCEEDINGS

ARRIS Litigation

On July 31, 2009, ARRIS filed a contempt motion in the U.S. District Court for the District of Delaware (“the Court”) against SeaChange International relating to U.S. Patent No 5,805,804 (the “ ‘804 patent”), a patent in which ARRIS has an ownership interest. On August 3, 2009, SeaChange filed a complaint seeking a declaratory judgment from the Court that its products do not infringe the ‘804 patent and asserting certain equitable defenses. On June 4, 2010, the Court entered an Order staying the declaratory judgment action pending resolution of the contempt proceeding. On September 2, 2011, the Court entered an Order in which it concluded that a contempt proceeding was the appropriate procedure for resolving the parties’ dispute and that further factual and legal determinations would be necessary. On March 1, 2012, the Court conducted a hearing on the contempt motion at which the parties submitted additional information. On October 9, 2012, the Court rejected ARRIS's contempt allegations, concluding that the record did not contain clear and convincing evidence to support a contempt finding that SeaChange’s modified ITV system infringes the ARRIS patent. The Court denied ARRIS motion of contempt. ARRIS filed a Notice of Appeal on November 8, 2012. ARRIS and SeaChange have submitted their briefs to the Court of Appeals for the Federal circuit, though no date has been set yet for oral argument. The District Court has continued the stay of SeaChange's case seeking a declaratory judgment pending resolution of ARRIS's appeal.

We enter into agreements in the ordinary course of business with customers, resellers, distributors, integrators and suppliers. Most of these agreements require us to defend and/or indemnify the other party against intellectual property infringement claims brought by a third party with respect to our products. From time to time, we also indemnify customers and business partners for damages, losses and liabilities they may suffer or incur relating to personal injury, personal property damage, product liability, and environmental claims relating to the use of our products and services or resulting from the acts or omissions of SeaChange, its employees, authorized agents or subcontractors. For example, SeaChange has received requests from several of its customers for indemnification of patent litigation claims. Management cannot reasonably estimate any potential losses, but these claims could result in material liability for us.

Item 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market for Registrant’s Common Equity

Our common stock is traded on the NASDAQ Global Select Market (“NASDAQ”) under the symbol “SEAC”.

The following table sets forth the quarterly high and low closing sales prices per share reported on NASDAQ for our last two fiscal years ended January 31, 2013 and 2012.

	Fiscal Year 2013		Fiscal Year 2012
	High	Low	High	Low
Three Month Period Ended:
First Quarter	$8.39	$6.81	$10.95	$8.62
Second Quarter	8.69	7.07	11.26	9.41
Third Quarter	9.05	7.24	9.63	6.96
Fourth Quarter	11.15	8.60	8.82	6.59

On April 4, 2013, there were 102 holders of record.

We have never declared or paid any cash dividends on our common stock, since inception, and do not expect to pay cash dividends on our common stock in the foreseeable future. We currently intend to retain all of our future earnings for use in operations and to finance the expansion of our business.

Issuer Purchases of Equity Securities

Stock Repurchase Plans

On May 26, 2010, our Board of Directors authorized the repurchase of up to $20.0 million of its common stock, par value $0.01 per share, through a share repurchase program. The repurchase program terminated on January 31, 2012 and the Company did not repurchase any shares under this program for fiscal 2012 and purchased approximately 178,000 shares at a cost of $1.4 million for fiscal 2011.

On March 28, 2012, our Board of Directors authorized the repurchase of up to $25.0 million of our common stock, par value $0.01 per share, through a stock repurchase program which expired by its terms on January 31, 2013. Under the program, management was authorized to repurchase shares through Rule 10b5-1 plans, open market purchases, privately negotiated transactions, block purchases or otherwise in accordance with applicable federal securities laws, including Rule 10b-18 of the Securities Exchange Act of 1934. Management executed a Rule 10b5-1 plan commencing in September 2012. This share repurchase program did not obligate us to acquire any specific number of shares and could have been suspended or discontinued. All repurchases were expected to be funded from our current cash position. The timing and amount of the shares to be repurchased was based on market conditions and other factors, including price, corporate and regulatory requirements, and alternative investment opportunities. As of January 31, 2013, we repurchased a total of 764,024 shares of our common stock at an average price of $8.12 per share and used a total of $6.2 million of cash, including fees under this plan.

The following table provides information about our repurchases of our equity securities during the quarter ended January 31, 2013:

				Maximum
				Number (or
				Approximate
			Total Number of	Dollar Value) of
			Shares (Or Units)	Shares (Or
			Purchased as Part	Units) that May
	Total Number of	Average Price	of Publicly	Yet Be
	Shares (or Units)	Paid per Share	Announced Plans or	Purchased
Period	Purchased	(Or Units )	Programs	Under the Plans
November 1, 2012 to November 30, 2012	14,500	$8.51	764,024	$18,799,180
December 1, 2012 to December 31, 2012	-	$-	764,024	$18,799,180
January 1, 2013 to January 31, 2013	-	$-	764,024	$18,799,180

Total	14,500	$8.12	764,024	$18,799,180

STOCK PERFORMANCE GRAPH

The following graph compares the change in the cumulative total stockholder return on SeaChange’s common stock during the period from the close of trading on January 31, 2008 through January 31, 2013, with the cumulative total return on the Center for Research in Securities Prices (“CRSP”) Index for the Nasdaq Stock Market (U.S. Companies) and a SIC Code Index based on SeaChange’s SIC Code. The comparison assumes $100 was invested on January 31, 2008 in SeaChange’s common stock at the $10.00 closing price on January 31, 2008 and in each of the foregoing indices and assumes reinvestment of dividends, if any.

The following graph is not “soliciting material,” is not deemed filed with the SEC and is not to be incorporated by reference in any filing of SeaChange under the Securities Act or the Exchange Act, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing. The stock price performance shown on the following graph is not necessarily indicative of future price performance. Information used on the graph was obtained from a third-party provider, a source believed to be reliable, but SeaChange is not responsible for any errors or omissions in such information.

Notes:

(1)	The lines represent monthly index levels derived from compounded daily returns that include all dividends.
(2)	If the monthly interval, based on the fiscal year end, is not a trading day, the preceding trading day is used.
(3)	The index level for all series was set to 100 on January 31, 2008.

Item 6. SELECTED FINANCIAL DATA

Our selected financial data below should be read in conjunction with our audited, consolidated financial statements and related notes contained in Part II, Item 8., “Financial Statements and Supplementary Data,” of this Form 10-K. For all periods presented, this selected financial data has been adjusted to reflect the businesses divested as discontinued operations. For more information on these adjustments, see Note 3, “Discontinued Operations,” to our consolidated financial statements included in Part II, Item 8. of this Form 10-K.

CONSOLIDATED STATEMENTS OF OPERATIONS DATA

	For the Fiscal Years Ended January 31,
	2013	2012	2011	2010	2009
	(Amounts in thousands, except per share data)

Product revenue	$64,274	$73,157	$82,155	$97,005	$100,348
Service revenue	92,914	91,635	91,500	73,141	61,677
Total revenues	157,188	164,792	173,655	170,146	162,025

Total operating costs and expenses	(160,706)	(166,462)	(171,669)	(161,919)	(149,177)
Interest income, net	26	252	280	570	1,202
Other expense, net	(112)	(246)	(1,160)	(307)	(942)
Gain on sale of investment in affiliates	885	-	27,071	-	-
(Loss) income before income taxes and equity income (loss) in earnings of affiliates	(2,719)	(1,664)	28,177	8,490	13,108
Income tax (benefit) provision	(1,555)	1,881	(2,227)	375	522
Equity income (loss) in earnings of affiliates, net of tax	193	142	167	-	(47)
Net (loss) income from continuing operations	(971)	(3,403)	30,571	8,115	12,539
Loss on sale of discontinued operations	(14,073)	-	-	-	-
Loss from discontinued operations, net	(2,293)	(611)	(1,103)	(6,792)	(2,565)
Net (loss) income	$(17,337)	$(4,014)	$29,468	$1,323	$9,974

(Loss) earnings per share:
Basic	$(0.53)	$(0.13)	$0.94	$0.04	$0.32
Diluted	$(0.53)	$(0.13)	$0.92	$0.04	$0.32
(Loss) earnings per share from continuing operations:
Basic	$(0.03)	$(0.11)	$0.98	$0.26	$0.40
Diluted	$(0.03)	$(0.11)	$0.96	$0.26	$0.40
Loss per share from discontinued operations:
Basic	$(0.50)	$(0.02)	$(0.04)	$(0.22)	$(0.08)
Diluted	$(0.50)	$(0.02)	$(0.04)	$(0.22)	$(0.08)

CONSOLIDATED BALANCE SHEET DATA

	As of January 31,
	2013	2012	2011	2010	2009
	(Amounts in thousands )
Working capital	$116,018	$102,991	$92,628	$60,888	$82,813
Total assets	266,129	298,852	305,191	267,147	233,983
Deferred revenue	30,603	35,735	39,783	43,855	29,100
Long-term liabilities	6,911	21,386	27,057	28,443	3,745
Total liabilities	63,928	87,914	96,049	89,225	61,747
Total stockholders’ equity	202,201	210,938	209,142	177,922	172,237

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (“MD&A”)

The following discussion should be read in conjunction with our consolidated financial statements and accompanying notes included in this Form 10-K. When reviewing the discussion, you should keep in mind the substantial risks and uncertainties that characterize our business. In particular, we encourage you to review the risk and uncertainties described under Item 1A., “Risk Factors,” of this Form 10-K. These risks and uncertainties could cause actual results to differ materially from those forecasted in forward-looking statements or implied by past results and trends. Forward-looking statements are statements that attempt to project or anticipate future developments in our business; we encourage you to review the discussion of forward-looking statements under “Cautionary Statement for Purposes of the “Safe Harbor” Provisions of the Private Securities Litigation Reform Act of 1995,” at the beginning of this report. These statements, like all statements in this report, speak only as of the date of this report (unless another date is indicated), and we undertake no obligation to update or revise the statements in light of future developments. Unless otherwise specified, any reference to a “year” is to a fiscal year ended January 31.

INTRODUCTION

Divestitures of Non-Core Businesses

As part of our strategy to become a software company, we sold our Broadcast Servers and Storage and Media Services businesses as we believed that these businesses were no longer strategic assets that we wished to invest in as we focus on becoming a software company. On May 4, 2012, we completed the sale of our Broadcast Servers and Storage business and received cash, net of certain adjustments, of $4.9 million. On May 21, 2012, we completed the sale of ODG to Avail for a purchase price of approximately $27 million. See Note 3, “Discontinued Operations,” to our consolidated financial statements included in Part II, Item 8. of this Form 10-K for additional information. Unless otherwise indicated, references to the revenues and earnings throughout this MD&A and elsewhere in this Form 10-K refer to revenues from continuing operations and do not include revenue and earnings from the discontinued operations as a result of these asset sales. Similarly, discussion of other matters in our consolidated financial statements refers to continuing operations unless otherwise indicated. The results of the divested portions of our former Broadcast Servers and Storage and Media Services businesses are reported in discontinued operations.

Business Overview

We are a global leader in the delivery of multi-screen video. Our products and services facilitate the aggregation, licensing, storage, management and distribution of video, television programming, and advertising content primarily to cable system operators and telecommunications companies.

During fiscal 2013, our strategy was to transform the Company into a software company, position ourselves to grow our revenues and streamline our operating cost structure. We accomplished these objectives through the following actions:

•	We successfully divested two business segments that were non-core to our strategy to allow us to focus solely on our software business while eliminating significant operating costs;
•	We shifted our research and development resources from our declining legacy products to our next generation products and continue to invest and expand our current resources to our platform products (Adrenalin and Nitro), advertising products (Infusion and AdPulse) and our in-home gateway Nucleus product. We also announced numerous worldwide wins for these new products as we help our customers achieve their goals of reducing operating and capital costs as well as customer churn;
•	We solidified our ongoing leadership of the Company by appointing Raghu Rau as our permanent Chief Executive Officer on May 1, 2012;
•	We reduced the size of our accounting/finance and manufacturing departments as well as the executive management team, and appointed new leadership in key positions, including the Chief Financial Officer, Chief Accounting Officer, General Counsel, VP of Engineering, VP of Marketing, General Manager of EMEA/APAC, General Manager of Americas Sales, and a Chief Architect;

•	We achieved significant non-headcount cost savings throughout the organization, especially in the areas of outside legal and accounting costs as well as our general insurance plans;
•	We are enhancing our business systems through an investment in a new cloud-based ERP/CRM system which is expected to "go-live" in the second quarter of fiscal 2014 which will allow us to manage our business in "real time" and reduce our overall information technology costs;
•	We are ensuring that we build quality into everything we do and are monitoring our results for continuous improvement; and
•	We are executing and producing the financial and operational results that we as a management team have set out to achieve.

Our focus in fiscal 2014 will be to grow our revenues as existing customers purchase or upgrade our next generation product offerings while also seeking out new customer opportunities, expand to new and adjacent markets such as mobile and internet protocol television ("IPTV") operators, increase our selling efforts into new geographical areas, and invest in new technologies through acquisition or direct investment. We will also continue to review our overall cost structure as we continue to invest in our next generation products. Lastly, our key focus will be to continue to work closely with our customers and provide them with quality products and superior customer service as we help them achieve their business goals.

Following the divesture of the Broadcast Servers and Storage and Media Services businesses, our remaining businesses were organized into one reporting segment. We will not report multiple business segments due to the nature of the products offered to customers, the market characteristics of each operating segment and our management structure.

We have experienced fluctuations in our revenues from quarter to quarter due to the following factors:

•	Budgetary approvals by our customers for capital purchases;
•	The ability of our customers to process the purchase order within their organization in a timely manner;
•	Availability of the product;
•	The time required to deliver and install the product; and
•	The customer’s acceptance of the products and services.

In addition, many customers may delay or reduce capital expenditures. This, together with other factors, could result in the reductions in sales of our products, longer sales cycles, difficulties in collection of accounts receivable, excess and obsolete inventory, gross margin deterioration, slower adoption of new technologies and increased price competition.

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

RESULTS OF OPERATIONS

The following discussion summarizes the key factors our management believes are necessary for an understanding of our consolidated financial statements.

Revenues

The components of our total revenues are described in the following table:

	For the Fiscal Years Ended January 31,			FY13 vs. FY12		FY12 vs. FY11
	2013	2012	2011	$ Change	% Change	$ Change	% Change
	(Amounts in thousands, except for percentage data )
Software Revenues:
Products	$64,274	$73,157	$82,155	$(8,883)	(12.1)%	$(8,998)	(11.0)%
Services	92,914	91,635	91,500	1,279	1.4%	135	0.1%
Total revenues	157,188	164,792	173,655	(7,604)	(4.6)%	(8,863)	(5.1)%
Cost of product revenues	20,055	22,774	30,256	(2,719)	(11.9)%	(7,482)	(24.7)%
Cost of service revenues	53,459	49,591	45,333	3,868	7.8%	4,258	9.4%
Inventory write-down	1,752	430	2,474	1,322	>100%	(2,044)	(82.6)%
Total cost of revenues	75,266	72,795	78,063	2,471	3.4%	(5,268)	(6.7)%
Gross profit	$81,922	$91,997	$95,592	$(10,075)	(11.0)%	$(3,595)	(3.8)%

Gross product profit margin	68.8%	68.9%	63.2%		(0.1)%		5.7%
Gross service profit margin	42.5%	45.9%	50.5%		(3.4)%		(4.6)%
Gross profit margin	52.1%	55.8%	55.0%		(3.7)%		0.8%

Fiscal 2013 As Compared to Fiscal 2012

Product Revenues. Product revenues for fiscal 2013 decreased $8.9 million, or 12%, over fiscal 2012, primarily due to the following:

•	A $12.9 million decrease in back office platform revenue, which was primarily due to a $13.0 million decrease in legacy product revenues to domestic customers. Included in this decrease is a $5.8 million decrease relating to the revenue recorded from our subscription agreement with Comcast from fiscal 2012. The agreement included specific product enhancements in fiscal 2012 and therefore was recorded as product revenues. The current agreement with Comcast signed in the second quarter of fiscal 2013 contains no specified product enhancements and therefore revenue recognized under this agreement was recorded as service revenue; and

•	A $4.3 million decrease in advertising revenues which was primarily due to lower license revenue from our legacy products of $4.9 million offset by higher revenues from our newer products in fiscal 2013 of $0.6 million.

These decreases were partially offset by:

•	A $6.6 million increase in our in-home gateway revenue which was due to a significant gateway licensing transaction with a customer in Europe and higher legacy middleware product revenues resulting from the signing of an amendment with a European customer during the third quarter of fiscal 2013; and

•	A $1.7 million increase in VOD servers revenues during fiscal 2013, as compared to the same period of fiscal 2012, primarily due to a higher number of shipments of VOD servers to North American customers in fiscal 2013 that was partially offset by lower revenues from a customer in Asia.

Service Revenues. Service revenues for fiscal 2013 increased $1.3 million, or 1%, as compared to fiscal 2012, primarily due to:

•	A $4.1 million increase in our in-home revenues primarily due to a $5.8 million increase in gateway service revenues from several domestic customers along with revenues from Flashlight Engineering and Consulting, LLC (“Flashlight”), which we acquired in June 2012. These increases were partially offset by a $1.7 million decrease in legacy middleware service revenues which was a result of the recent amendment with a European customer which resulted in a higher portion of revenue recognized as product revenue; and

•	A $2.6 million increase in back office platform service revenue which was primarily due to the Comcast agreement being recorded as service revenues, as mentioned above, along with increased service revenues from European customers due to a higher number of deployments this year.

These increases were partially offset by a $5.4 million decrease in advertising service revenues due to lower product revenues of our legacy products.

For fiscal 2013 and 2012, two customers each accounted for more than 10%, and collectively accounted for 30% and 35%, respectively, of our total revenues. We believe that a significant amount of our revenues will continue to be derived from a limited number of customers.

International products and services revenues accounted for approximately 46%, or $71.9 million, and 41%, or $67.1 million, of total revenues in fiscal 2013 and 2012, respectively. We expect that international products and services revenues will remain a significant portion of our business in the future.

Gross Profit and Margin. Cost of product revenues consists primarily of the cost of purchased material components and subassemblies, labor and overhead relating to the final assembly and testing of complete systems and related expenses, and labor and overhead costs related to software development contracts. Our gross profit margin decreased approximately four percentage points for fiscal 2013 as compared to fiscal 2012, primarily due to the following:

•	Our gross product profit margin remained relatively stable for fiscal 2013, as compared to the prior fiscal year. Higher product margins from our in-home gateway products were due to significant license revenue recognized from a large European customer as well as higher legacy middleware license revenue as a result of the signing of an amendment with a European customer, as mentioned above. In addition, we had higher product margins from our streaming business, which was a result of the restructuring of our manufacturing operations during fiscal 2013. These increases were offset by lower advertising license revenues which typically carry higher margins and a product mix of lower margins from reselling certain third-party back office platform products.

•	For fiscal 2013, our gross service profit margins decreased three percentage points from fiscal 2012, primarily as a result of lower advertising and back office platform technical support revenues and lower legacy middleware service margins due to the signing of a new amendment, as mentioned above; and

•	A $1.8 million charge for inventory write-downs incurred in fiscal 2013 due to lower foreseeable demand for some of our legacy product lines, in particular, hardware components related to certain discontinued VOD server product lines, as we focus on selling the new products being developed. We will continue to review our inventory levels and may record additional inventory write-downs in future periods.

Fiscal 2012 As Compared to Fiscal 2011

Product Revenues. In fiscal 2012, product revenues decreased 11% to $73.2 million from $82.2 million in the same period in the prior year. The $9.0 million decrease in product revenues compared to fiscal 2011 was primarily due to:

•	decreased shipments of VOD servers to North and South American customers of approximately $4.2 million;

•	a portion of middleware revenues from a European customer that were recorded as service revenues during the fiscal year ended January 31, 2012 totaling $4.7 million, while recorded entirely as product revenue in the prior fiscal year. In the prior fiscal year, the agreement with this European customer provided for licensing rights and specified enhancements to the software and therefore the associated revenues were classified as product revenues. However, the agreement in the first quarter of fiscal 2012 provided for software licensing rights and software maintenance services, and was accordingly split between product and services revenues.

Service Revenues. Service revenues were relatively flat compared to fiscal 2011. Service revenues increased $4.7 million due to the reclassification of a portion of middleware revenues from a European customer from product revenues to service revenues as mentioned above, and we achieved higher service revenues from our in-home gateway business. This increase was offset due to fiscal 2011 service revenues having included $4.6 million of maintenance revenues resulting from a deactivation of VOD software and equipment by a U.S. customer, and our Comcast software subscription agreement extension being classified as service revenues for the period of February 2010 through May 2010.

For fiscal 2012, two customers each accounted for more than 10%, and collectively accounted for 35%. For fiscal 2011, three customers accounted for more than 10% and collectively accounted for 49% of our total revenues.

International products and service revenues accounted for approximately 41%, or $67.1 million, and 37%, or $65.1 million, of total revenues in fiscal 2012 and 2011, respectively.

Gross Profit and Margin. Costs of product revenues consist primarily of the cost of purchased material components and subassemblies, labor and overhead relating to the final assembly and testing of complete systems and related expenses, and labor and overhead costs related to software development contracts. Our gross profit margin as a percentage of revenues was relatively flat compared to fiscal 2011.

Operating Expenses

Research and Development

The following table provides information regarding the change in research and development expenses during the periods presented:

	For the Fiscal Years Ended January 31,			FY13 vs. FY12		FY12 vs. FY11
	2013	2012	2011	$ Change	% Change	$ Change	% Change
	(Amounts in thousands , except for percentage data )
Research and development expenses	$39,627	$40,241	$44,077	$(614)	(1.5)%	$(3,836)	(8.7)%
% of total revenue	25.2%	24.4%	25.4%

Fiscal 2013 As Compared to Fiscal 2012

Research and development expenses consist primarily of employee costs, which include salaries, benefits and related payroll taxes, depreciation of development and test equipment and an allocation of related facility expenses. During fiscal 2013, our total research and development expenses decreased by $0.6 million as compared to fiscal 2012. This decrease was primarily due to lower employee costs as our headcount decreased by16 employees in the VOD server product line, which resulted in a $2.7 million decrease in research and development expense, and by another 16 employees in the Philippines, which resulted in a $0.5 million reduction in engineering costs relating to our legacy software products. In addition, we had higher absorption of research and development reclassified to cost of sales of $6.0 million as a result of higher in-home gateway service revenues thatrequire greater customization work. These decreases were substantially offset by an increase in outside contract labor costs which allowed us to more aggressively roll out our next generation product offerings in order to meet market demands.

Fiscal 2012 As Compared to Fiscal 2011

Research and development expenses were 24% and 25% of total revenues for fiscal 2012 and 2011, respectively, and decreased $3.9 million from $44.1 million to $40.2 million year over year. The year over year decrease is primarily due to lower domestic headcount-related costs primarily related to our VOD server and legacy middleware product lines.

Selling and Marketing

The following table provides information regarding the change in selling and marketing expenses during the periods presented:

	For the Fiscal Years Ended January 31,			FY13 vs. FY12		FY12 vs. FY11
	2013	2012	2011	$ Change	% Change	$ Change	% Change
	(Amounts in thousands, except for percentage data)

Selling and marketing expenses	$15,606	$21,011	$20,309	$(5,405)	(25.7)%	$702	3.5.	%
% of total revenue	9.9%	12.8%	11.7%

Fiscal 2013 As Compared to Fiscal 2012

Selling and marketing expenses consist primarily of payroll costs, which include salaries and related payroll taxes, benefits and commissions, travel expenses and certain promotional expenses. Selling and marketing expenses decreased $5.4 million, or 26%, in fiscal 2013 when compared to fiscal 2012. The decrease was primarily due to a reduction in selling and marketing headcount of approximately 17 employees, including former senior executive positions along with a corresponding reduction in travel and commission expenses relating to these former employees as well as a decrease in trade show expenses in fiscal 2013.

Fiscal 2012 As Compared to Fiscal 2011

Selling and marketing expenses increased from $20.3 million, or 12% of total revenues, in fiscal 2011 to $21.0 million, or 13% of total revenues, for fiscal 2012. The increase of $0.7 million was primarily due to an increase in eventIS headcount-related costs and higher third-party commissions, partially offset by lower domestic commission expense due to lower domestic revenues.

General and Administrative

The following table provides information regarding the change in general and administrative expenses during the periods presented:

	For the Fiscal Years Ended January 31,			FY13 vs. FY12		FY12 vs. FY11
	2013	2012	2011	$ Change	% Change	$ Change	% Change
	(Amounts in thousands, except for percentage data)

General and administrative expenses	$15,137	$16,393	$15,784	$(1,256)	(7.7)%	$609	3.9.	%
% of total revenue	9.6%	9.9%	9.1%

Fiscal 2013 As Compared to Fiscal 2012

General and administrative expenses consist primarily of employee costs, which include salaries and related payroll taxes and benefit-related costs, legal and accounting services and an allocation of related facilities expenses. General and administrative expenses decreased $1.3 million, or 8%, in fiscal 2013 as compared to fiscal 2012. This decrease was due to lower finance headcount costs as a result of a reduction in force in June 2012, which eliminated 16 positions, lower legal fees as a result of bringing in a new in-house general counsel in July 2012, and the capitalization of internal costs resulting from the implementation of a new accounting system, which went live on February 1, 2013.

Fiscal 2012 As Compared to Fiscal 2011

In fiscal 2012, general and administrative expenses of $16.4 million increased by $0.6 million from $15.8 million for fiscal 2011. These expenses represented 10% of total revenues for fiscal 2012 and 9% of total revenues for fiscal 2011. The increase was primarily due to higher travel expenses, bad debt and fees relating to our board of directors in fiscal 2012 all of which totaled an increase of $0.3 million.

Amortization of Intangible Assets

The following table provides information regarding the change in amortization of intangible assets during the periods presented:

	For the Fiscal Years Ended January 31,			FY13 vs. FY12			FY12 vs. FY11
	2013	2012	2011	$ Change	% Change		$ Change	% Change
	(Amounts in thousands, except for percentage data)

Amortization of intangible assets	$6,395	$6,271	$5,051	$124	2.0.	%	$1,220	24.2.	%
% of total revenue	4.1%	3.8%	2.9%

Fiscal 2013 As Compared to Fiscal 2012

Amortization expense is primarily related to the costs of acquired intangible assets. Amortization is also based on the future economic value of the related intangible assets which is generally higher in the earlier years of the assets’ lives. During fiscal 2013, we incurred amortization expenses of $2.4 million which were charged to cost of sales compared to $2.5 million for fiscal 2012. Additionally, in fiscal 2013 we recorded amortization expense of $4.0 million in operating expenses, compared to $3.8 million for fiscal 2012.

Fiscal 2012 As Compared to Fiscal 2011

Total amortization expense of intangible assets increased $1.2 million to $6.3 in fiscal 2012 from $5.1 million for fiscal 2011 due to the method of amortization used for intangible assets acquired in the acquisitions of eventIS and VividLogic. Amortization expense related to these acquisitions is based on projected cash flows. Amortization expense charged to operating expenses increased from $3.1 million in fiscal 2011 to $3.8 million in fiscal 2012. An additional $2.5 million and $2.0 million of amortization expense related to acquired technology was charged to cost of sales for the years ended January 31, 2012 and 2011, respectively.

Stock-based Compensation Expense

The following table provides information regarding the change in stock-based compensation expense during the periods presented:

	For the Fiscal Years Ended January 31,			FY13 vs. FY12			FY12 vs. FY11
	2013	2012	2011	$ Change	% Change		$ Change	% Change
	(Amounts in thousands, except for percentage data)

Stock-based compensation expense	$4,101	$2,988	$2,598	$1,113	37.2.	%	$390	15.0.	%
% of total revenue	2.6%	1.8%	1.5%

Fiscal 2013 As Compared to Fiscal 2012

Stock-based compensation expense is related to the issuance of stock grants to our employees, executives and Board of Directors. Stock-based compensation expense increased $1.1 million, or 37%, during fiscal 2013 as compared to fiscal 2012. This increase was primarily due to a higher stock-based compensation related to the performance-based stock compensation package granted to our Chief Executive Officer, who was appointed to his permanent position on May 1, 2012. This was partially offset by a reduction in overall executive headcount in fiscal 2013 and the fourth quarter of fiscal 2012.

Fiscal 2012 As Compared to Fiscal 2011

Stock-based compensation expense increased $0.4 million, or 15%, during fiscal 2012 as compared to fiscal 2011 primarily due to the acceleration of stock-based compensation relating to the departure of senior executives in the fourth quarter of fiscal 2012.

Earn-outs and Change in Fair Value of Earn-outs

The following table provides information regarding the change in earn-outs and change in fair value of earn-out expenses during the periods presented:

	For the Fiscal Years Ended January 31,			FY13 vs. FY12		FY12 vs. FY11
	2013	2012	2011	$ Change	% Change	$ Change	% Change
	(Amounts in thousands, except for percentage data)

Earn-outs and change in fair value of earn-outs	$2,435	$3,312	$764	$(877)	(26.5)%	$2,548	>100%
% of total revenue	1.5%	2.0%	0.4%

Fiscal 2013 As Compared to Fiscal 2012

Earn-out costs include changes in the fair value of acquisition-related contingent consideration, and changes in contingent liabilities related to estimated earn-out payments. During fiscal 2013, we incurred $2.4 million of earn-out expenses for changes in contingent liabilities related to estimated earn-out payments to be made to the former shareholders of eventIS and VividLogic in accordance with the respective earn-out criteria. We expect to finalize our earn-out costs during the first quarter of fiscal 2014. During fiscal 2013, we made cash earn-out payments of $7.9 million and anticipate paying out approximately $2.9 million in cash in May 2013, which will be the final cash earn-out payments to both the eventIS and the VividLogic shareholders.

Fiscal 2012 As Compared to Fiscal 2011

During fiscal 2012, we recorded earn-out expenses of $3.3 million for changes in contingent liabilities for estimated earn-out payments that were to be made to the former shareholders of VividLogic and eventIS to reflect estimated future financial performance and amounts earned in fiscal 2012 in accordance with the respective earn-out criteria. These amounts were subsequently paid in fiscal 2013.

Professional Fees: Acquisitions, Divestitures, Litigation and Strategic Alternatives

The following table provides information regarding the change in professional fees expenses associated with acquisitions, divestitures, litigation and strategic alternatives during the periods presented:

	For the Fiscal Years Ended January 31,			FY13 vs. FY12		FY12 vs. FY11
	2013	2012	2011	$ Change	% Change	$ Change	% Change
	(Amounts in thousands, except for percentage data)

Professional fees: acquisitions, divestitures, litigation and strategic alternatives	$1,619	$2,770	$2,810	$(1,151)	(41.6)%	$(40)	(1.4)%
% of total revenue	1.0%	1.7%	1.6%

Fiscal 2013 As Compared to Fiscal 2012

Professional fees in fiscal 2013 are primarily related to fees paid to outside counsel for the divestiture of our Broadcast Servers and Storage and Media Services businesses. It also consists of fees to defend our patent litigation with ARRIS. During fiscal 2013, professional fees decreased $1.2 million, as compared to fiscal 2012 as we incurred significant costs in fiscal 2012 associated with our review of strategic alternatives and patent litigation with ARRIS.

Fiscal 2012 As Compared to Fiscal 2011

Professional fees in fiscal 2012 are primarily related to fees paid to outside counsel associated with our review of strategic alternatives and patent litigation relating to the ARRIS litigation. Professional fees in fiscal 2011 were transaction costs related to the VividLogic acquisition and costs related to an extensive review of strategic alternatives, after which the Company decided, in November 2011, that it was in the best interest of the shareholders to continue as a standalone public company and concluded this review. As described in Item 1A., “Risk Factors”, to this Form 10-K, this evaluation of strategic alternatives has created uncertainty for our business.

Severance and Other Restructuring Expenses

The following table provides information regarding the change in severance and other restructuring expenses during the periods presented:

	For the Fiscal Years Ended January 31,			FY13 vs. FY12		FY12 vs. FY11
	2013	2012	2011	$ Change	% Change	$ Change	% Change
	(Amounts in thousands, except for percentage data)

Severance and other restructuring expenses	$3,106	$3,565	$4,523	$(459)	(12.9)%	$(958)	(21.2)%
% of total revenue	2.0%	2.2%	2.6%

Fiscal 2013 As Compared to Fiscal 2012

Severance and other restructuring expenses decreased $0.5 million in fiscal 2013 as compared to fiscal 2012. During fiscal 2013, we incurred severance charges of $1.9 million relating to the reduction of 33 employees as we reduced our overall cost structure. This is compared to severance charges of $2.5 million in fiscal 2012 related to the reduction of 33 employees during the fiscal year. We also incurred a $0.2 million charge in fiscal 2013 to reduce the value of a building we own in New Hampshire compared to a charge of $1.1 million taken in fiscal 2012 related to the same property. In addition, we also incurred a $0.8 million charge to write off leasehold improvements for the reduction of space and certain other fixed assets in our leased facility in the Philippines, significantly reducing the size of this facility and one-time charges totaling $0.2 million for a sign-on bonus, relocation expenses and recruitment fees that relate to the hiring and appointment of a permanent Chief Executive Officer on May 1, 2012. We made cash payments in fiscal 2013 of $3.8 million related to severance.

Fiscal 2012 As Compared to Fiscal 2011

During fiscal 2012, we incurred restructuring charges of $3.6 million as we took actions to lower our cost structure and improve our financial performance as well as streamline our operations. Included in the restructuring charge are severance costs of $2.5 million related to the termination of 33 employees, including a senior executive, and the retirement of the Chief Executive Officer, and a $1.1 million charge for the disposal of fixed assets relating to the New Hampshire facility.

Interest Income, Net and Other Expense, Net

The table below provides detail regarding our interest income, net and other expense, net:

	For the Fiscal Years Ended January 31,			FY13 vs. FY12		FY12 vs. FY11
	2013	2012	2011	$ Change	% Change	$ Change	% Change
	(Amounts in thousands, except for percentage data)

Interest income, net	$26	$252	$280	$(226)	(89.7)%	$(28)	(10.0)%
Foreign exchange loss	(23)	(206)	(1,176)	183	(88.8)%	970	(82.5)%
Miscellaneous (expense) income	(89)	(40)	16	(49)	>(100)%	(56)	>(100)%
	$(86)	$6	$(880)	$(92)		$886

Interest income, net. The $0.2 million decrease in interest income, net, is a result of a $0.1 million increase in interest expense and a $0.1 million decrease in interest income. The increase in interest expense is a result of an increase in fees paid on the unused credit facility and an increase in interest paid to state and federal tax jurisdictions in fiscal 2013 compared to fiscal 2012. Interest income decreased as a result of lower average portfolio yield on our cash and investments.

Foreign exchange loss. The decrease in foreign exchange losses was a result of the change in exchange rates between the USD and foreign currencies between the periods presented.

Gain from sale of investment in affiliates

During fiscal 2011, we recorded a gain on the sale of the entire equity investments in Casa Systems of $25.2 million and InSite One of $1.9 million. In fiscal 2013, we recorded an additional $0.9 million gain on sale of InSite One, as we received additional funds that were previously held in escrow by the buyers of InSite One.

Income Tax (Benefit) Provision

	For the Fiscal Years Ended January 31,			FY13 vs. FY12		FY12 vs. FY11
	2013	2012	2011	$ Change	% Change	$ Change	% Change
	(Amounts in thousands, except for percentage data)

Income tax (benefit) provision	$(1,555)	$1,881	$(2,227)	$(3,436)	>(100)%	$4,108	>100%
Effective tax rate	57.2%	(113.0)%	(7.9)%

Fiscal 2013 Compared to Fiscal 2012

We recorded income tax benefits of $1.6 million on a loss before tax of $2.7 million for fiscal 2013 primarily due to a tax benefit of $1.2 million resulting from the expiration of the statute of limitations and other reversals for uncertain tax positions in our foreign jurisdictions. The statute of limitations varies by the various jurisdictions in which we operate. In any given year, statute of limitations in certain jurisdictions may lapse without examination and any uncertain tax position taken in these years will result in reduction of the liability for unrecognized tax benefits for that year. We also generated a $0.8 million tax benefit in the Netherlands from qualifying “innovative” activities, (“Innovation Box”). Earnings that qualify for the Innovation Box are taxed at a lower rate than the Dutch statutory rate of 25%. We received a Dutch tax ruling from the Dutch authorities confirming that a portion of our earnings for the past three years is eligible for Innovation Box treatment.

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

At January 31, 2013 we provided a valuation allowance for the full amount of the U.S. net deferred tax assets due to the uncertainty of realization of those assets. We will continue to assess the need for the valuation allowance at each balance sheet date based on all available evidence. If we determine that we can realize some portion or all of the net deferred tax assets, the valuation allowance would be reversed and a corresponding increase in net income would be recognized during the period.

Fiscal 2012 Compared to Fiscal 2011

Our income tax provision (benefit) for fiscal 2012 was a $1.9 million tax provision compared to a ($2.2 million) tax benefit for fiscal 2011. The income tax provision for fiscal 2012 was primarily due to $1.0 million of state income taxes and income tax expense of $1.5 million at foreign subsidiaries in the United Kingdom, the Netherlands, and Ireland. We also recognized tax benefits of $0.4 million for fiscal 2012 resulting from the expiration of the statute of limitations for uncertain tax positions.

We recognized tax benefits of $0.4 million and $0.3 million for fiscal 2012 and fiscal 2011, respectively, resulting from the expiration of the statute of limitations for uncertain tax positions. The statute of limitations varies by the various jurisdictions in which we operate. In any given year, the statute of limitations in certain jurisdictions may lapse without examination and any uncertain tax positions taken in these years will result in a reduction of liability for unrecognized tax benefits for that year.

NON-GAAP MEASURES

Beginning with the first quarter of fiscal 2013, we changed our reported non-GAAP measure of financial performance to both non-GAAP income from operations and adjusted EBITDA. We define non-GAAP income from operations as U.S. generally accepted accounting principles (“U.S. GAAP”) operating income or loss plus stock-based compensation expenses, amortization of intangible assets, inventory write-downs, earn-outs and change in fair value of earn-outs, professional fees associated with acquisitions, divestitures, litigation and strategic alternatives and severance and other restructuring costs. We define adjusted EBITDA as U.S. GAAP operating income or loss before depreciation expense, amortization of intangible assets, stock-based compensation expense, inventory write-downs, earn-outs and change in fair value of earn-outs, professional fees associated with acquisitions, divestitures, litigation and strategic alternatives, and severance and other restructuring costs. We believe that non-GAAP income from operations and adjusted EBITDA are both important measures that are not calculated according to U.S. GAAP. We use non-GAAP income from operations and adjusted EBITDA in internal forecasts and models when establishing internal operating budgets, supplementing the financial results and forecasts reported to our Board of Directors, determining a component of bonus compensation for executive officers and other key employees based on operating performance and evaluating short-term and long-term operating trends in our operations. We believe that non-GAAP income from operations and adjusted EBITDA financial measures assist in providing an enhanced understanding of our underlying operational measures to manage the business, to evaluate performance compared to prior periods and the marketplace, and to establish operational goals. We believe that these non-GAAP financial adjustments are useful to investors because they allow investors to evaluate the effectiveness of the methodology and information used by management in our financial and operational decision-making.

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

The following tables include the reconciliations of our U.S. GAAP income or loss from operations, the most directly comparable U.S. GAAP financial measure, to our non-GAAP income from operations and the reconciliation of our U.S. GAAP income or loss from operations to our adjusted EBITDA for fiscal 2013, 2012 and 2011 (amounts in thousands, except per share and percentage data):

	For the Fiscal Year Ended January 31, 2013			For the Fiscal Year Ended January 31, 2012			For the Fiscal Year Ended January 31, 2011
	GAAP			GAAP			GAAP
	As Reported	Adjustments	Non-GAAP	As Reported	Adjustments	Non-GAAP	As Reported		Adjustments	Non-GAAP
Revenues:
Products	$64,274	$-	$64,274	$73,157	$-	$73,157	$82,155		$-	$82,155
Services	92,914	-	92,914	91,635	-	91,635	91,500		-	91,500
Total revenues	157,188	-	157,188	164,792	-	164,792	173,655		-	173,655

Cost of revenues:
Products	17,626	-	17,626	20,287	-	20,287	28,278		-	28,278
Services	53,302	-	53,302	49,194	-	49,194	45,001		-	45,001
Amortization of intangible assets	2,429	(2,429)	-	2,487	(2,487)	-	1,978		(1,978)	-
Stock-based compensation	157	(157)	-	397	(397)	-	332		(332)	-
Inventory write-down	1,752	(1,752)	-	430	(430)	-	2,474		(2,474)	-
Total cost of revenues	75,266	(4,338)	70,928	72,795	(3,314)	69,481	78,063		(4,784)	73,279

Gross profit	81,922	4,338	86,260	91,997	3,314	95,311	95,592		4,784	100,376
Gross profit percentage	52.1%	2.8%	54.9%	55.8%	2.0%	57.8%	55.0%		2.8%	57.8%

Operating expenses:
Research and development	39,627	-	39,627	40,241	-	40,241	44,077		-	44,077
Selling and marketing	15,606	-	15,606	21,011	-	21,011	20,309		-	20,309
General and administrative	15,137	-	15,137	16,393	-	16,393	15,784		-	15,784
Amortization of intangible assets	3,966	(3,966)	-	3,784	(3,784)	-	3,073		(3,073)	-
Stock-based compensation expense	3,944	(3,944)	-	2,591	(2,591)	-	2,266		(2,266)	-
Earn-outs and change in fair value of earn-outs	2,435	(2,435)	-	3,312	(3,312)	-	764		(764)	-
Professional fees: acquisitions, divestitures, litigation and strategic alternatives	1,619	(1,619)	-	2,770	(2,770)	-	2,810		(2,810)	-
Severance and other restructuring costs	3,106	(3,106)	-	3,565	(3,565)	-	4,523		(4,523)	-
Total operating expenses	85,440	(15,070)	70,370	93,667	(16,022)	77,645	93,606		(13,436)	80,170
(Loss) income from operations	$(3,518)	$19,408	$15,890	$(1,670)	$19,336	$17,666	$1,986		$18,220	$20,206
(Loss) income from operations percentage	(2.2)%	12.3. %	10.1. %	(1.0)%	11.7. %	10.7. %	1.1.	%	10.5. %	11.6. %

Weighted average common shares outstanding:
Basic	32,494	32,494	32,494	32,093	32,093	32,093	31,434		31,434	31,434
Diluted	32,494	32,989	32,989	33,097	33,097	33,097	31,986		31,986	31,986
Non-GAAP operating (loss) income per share:
Basic	$(0.11)	$0.60	$0.49	$(0.05)	$0.60	$0.55	$0.06		$0.58	$0.64
Diluted	$(0.11)	$0.59	$0.48	$(0.05)	$0.58	$0.53	$0.06		$0.57	$0.63

Adjusted EBITDA:

(Loss) income from operations			$(3,518)			$(1,670)				$1,986

Depreciation expense (1)			4,671			5,435				6,188
Amortization of intangible assets			6,395			6,271				5,051
Stock-based compensation expense			4,101			2,988				2,598
Earn-outs and changes in fair value			2,435			3,312				764
Professional fees: acquisitions, divestitures, etc.			1,619			2,770				2,810
Inventory write-down			1,752			430				2,474
Severance and other restructuring			3,106			3,565				3,261

Adjusted EBITDA			$20,561			$23,101				$25,132
Adjusted EBITDA %			13.1%			14.0%				14.5%

(1)	We have revised our calculation of adjusted EBITDA for fiscal 2012 furnished to the SEC in our Form 8-K dated December 4, 2012 for the correction of an error in depreciation expense. Specifically, the calculation of adjusted EBITDA we provided on December 4, 2012 overstated depreciation expense by $1.4 million which was related to discontinued operations. The effect of this revision has no impact on our consolidated statements of operations and comprehensive income (loss) for fiscal 2013 or fiscal 2012. The consolidated statements of cash flows have been adjusted for discontinued operations. See the table below for details on the error (amounts in thousands):

	For the Fiscal Year Ended		For the Fiscal Year Ended
	January 31, 2012		January 31, 2012
	(As Furnished)	Revision	(As Revised)

Depreciation expense	$6,801	$(1,366)	$5,435

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

LIQUIDITY AND CAPITAL RESOURCES

The following table includes key line items of our consolidated statements of cash flows:

	For the Fiscal Years Ended January 31,			FY13 vs FY12	FY12 vs FY11
	2013	2012	2011	$ Change	$ Change
	(Amounts in thousands)

Total cash provided by operating activities	$17,350	$14,385	$16,281	$2,965	$(1,896)
Total cash provided by (used in) investing activities	13,001	(8,633)	18,065	21,634	(26,698)
Total cash (used in) provided by financing activities	(4,011)	1,787	1,309	(5,798)	478
Effect of exchange rate changes on cash	(204)	(99)	(157)	(105)	58
Net increase in cash	$26,136	$7,440	$35,498	$18,696	$(28,058)

Historically, we have financed our operations and capital expenditures primarily with cash on-hand. Cash, restricted cash and marketable securities increased from $93.8 million at January 31, 2012 to $120.9 million at January 31, 2013. The increase in our cash and marketable securities of $27.1 million was primarily due to:

•	the proceeds from the sale of the Broadcast Servers and Storage and Media Service businesses, which resulted in us receiving total net proceeds of $25.9 million; and

•	non-cash expenses of $18.7 million.

These proceeds were primarily offset by a use of cash from our net losses of $1.0 million, changes in operating assets and liabilities of $1.7 million, capital expenditures of $4.0 million, earn-out payments of $8.2 million and the purchase of $6.2 million of stock under a share repurchase program.

At the end of fiscal 2012, our cash and marketable securities balance was $93.8 million, or a $7.6 million increase over the balance at January 31, 2011. The increase was primarily related to cash generated from operations. Our working capital also increased $9.7 million to $102.3 million at January 31, 2012 from $92.6 million at January 31, 2011.

We believe that existing funds combined with available borrowings under our new demand note payable and cash provided by future operating activities are adequate to satisfy our working capital, potential acquisitions, capital expenditure requirements and other contractual obligations for the foreseeable future, including at least the next 12 months. Given our cash and marketable securities and working capital balances, we believe that repatriation of cash from outside the United States will not be a material factor for us.

Operating Activities

Below are key line items affecting cash from operating activities:

	For the Fiscal Years Ended January 31,			FY13 vs FY12	FY12 vs FY11
	2013	2012	2011	$ Change	$ Change
	(Amounts in thousands)

Net (loss) income from continuing operations	$(971)	$(3,403)	$30,571	$2,432	$(33,974)
Adjustments to reconcile net (loss) income to cash provided by operating activities	18,658	26,483	(15,944)	(7,825)	42,427
Net income including adjustments	17,687	23,080	14,627	(5,393)	8,453
Decrease (increase) in accounts receivable	6,306	(1,658)	4,861	7,964	(6,519)
(Increase) decrease in prepaid expenses and other current assets	(6,498)	(4,510)	2,987	(1,988)	(7,497)
Increase in accrued expenses	1,879	3,893	29	(2,014)	3,864
Decrease in deferred revenues	(6,283)	(3,839)	(6,361)	(2,444)	2,522
All other - net	2,872	(4,253)	(2,482)	7,125	(1,771)
Net cash provided by operarting activities from continuing operations	15,963	12,713	13,661	3,250	(948)
Net cash provided by operating activities from discontinued operations	1,387	1,672	2,620	(285)	(948)
	$17,350	$14,385	$16,281	$2,965	$(1,896)

We generated net cash from continuing operating activities of $16.0 million for fiscal 2013. This cash provided by operating activities was primarily the result of our net loss from continuing operations adjusted for non-cash expenses provided cash of $17.7 million, a decrease in accounts receivable provided cash of $6.3 million and accrued expenses provided $5.2 million. These amounts were primarily offset by a $6.3 million decrease in deferred revenues resulting from the timing of annual renewals for post warranty contracts, $3.5 million in tax payments paid in fiscal 2013 and $3.8 million used for severance payments.

In fiscal year 2012, we generated $12.7 million of cash from continuing operations. This cash provided by operating activities was primarily the result of $26.5 million in non cash expenses and accrued expenses providing $3.9 million. These amounts were offset by uses of cash including a net loss of $3.4 million, decreases in accounts payable of $2.6 million and deferred revenues of $3.8 million along with an increase in accounts receivable of $1.7 million and prepaid expense of $4.5 million.

Investing Activities

Cash flows from investing activities are as follows:

	For the Fiscal Years Ended January 31,			FY13 vs FY12	FY12 vs FY11
	2013	2012	2011	$ Change	$ Change
	(Amounts in thousands)

Purchases of property and equipment and capitalized software	$(3,972)	$(1,512)	$(2,960)	$(2,460)	$1,448
Purchases of marketable securities	(15,642)	(19,944)	(8,382)	4,302	(11,562)
Proceeds from sale and maturity of marketable securities	14,221	19,517	7,325	(5,296)	12,192
Additional proceeds from sale of equity investment	885	-	38,717	885	(38,717)
Acquisition of businesses and payment of contingent consideration, net of cash acquired	(8,175)	(4,935)	(14,661)	(3,240)	9,726
Dividends from equity investments	190	-	-	190	-
Investments in affiliates	-	-	(720)	-	720
Decrease (increase) in restricted cash	262	132	(55)	130	187
Net cash (used in) provided by investing activities from continuing operations	(12,231)	(6,742)	19,264	(5,489)	(26,006)
Net cash provided by (used in) investing activities from discontinued operations	25,232	(1,891)	(1,199)	27,123	(692)
	$13,001	$(8,633)	$18,065	$21,634	$(26,698)

In fiscal 2013, we used $12.2 million of cash in investing activities from continuing operations primarily related to the purchase of capital assets of $4.0 million due primarily to the purchase of a new accounting system for $1.2 million, purchase of research and development equipment related to the rollout of our new products for $1.3 million and a purchase of a capitalized software license for $0.9 million. In addition, outlays of cash included $7.9 million of earn-out payments to the former shareholders of eventIS and VividLogic, $0.3 million for the acquisition of Flashlight assets and $1.4 million of net purchases of marketable securities.

This cash used in investing activities was offset by $0.9 million in additional proceeds that we received in fiscal 2013 from the sale of our equity investment in InSite One, Inc. in fiscal 2012.

In fiscal 2012 we used $6.7 million of cash in investing activities from continuing operations primarily related to capital expenditures of $1.5 million and the payment of fixed consideration of $1.7 million to the former shareholders of eventIS and $3.2 million of earn-out payments to the former shareholders of VividLogic.

Financing Activities

Cash flows from financing activities are as follows:

	For the Fiscal Years Ended January 31,			FY13 vs FY12	FY12 vs FY11
	2013	2012	2011	$ Change	$ Change
	(Amounts in thousands)

Repurchases of our common stock	(6,201)	-	(1,435)	(6,201)	1,435
Proceeds from issuance of common stock relating to stock option exercises	2,190	1,787	2,740	403	(953)
Other	-	-	4	-	(4)
Net cash (used in) provided by investing activities from continuing operations	(4,011)	1,787	1,309	(5,798)	478
Net cash provided by investing activities from discontinued operations	-	-	-	-	-
	$(4,011)	$1,787	$1,309	$(5,798)	$478

We used $4.0 million in cash from our financing activities in fiscal 2013, primarily due to using $6.2 million in cash for the purchase of stock under a stock repurchase plan during fiscal 2013. This amount was partially offset by the issuance of common stock for the exercise of employee stock options of $2.2 million.

Our financing activities provided $1.8 million in cash in fiscal 2012 primarily due to proceeds received from the issuance of common stock for the exercise of employee stock options.

Debt Instruments and Related Covenants

Our $20.0 million revolving line of credit with RBS Citizens (a subsidiary of the Royal Bank of Scotland Group plc) (“RBS” Citizens”) expired on October 31, 2012. On November 28, 2012, we entered into a letter agreement with JP Morgan Chase Bank, N.A. (“JP Morgan”) for a demand discretionary line of credit and a Demand Promissory Note in the aggregate amount of $20.0 million (the “Line of Credit”). Borrowings under the Line of Credit will be used to finance working capital needs and for general corporate purposes. The Line of Credit expires on November 27, 2013. We currently do not have any borrowings nor are there any financial covenants under this line.

Contractual Obligations

The following table reflects our current and contingent contractual obligations to make potential future payments as of January 31, 2013:

		Less than	One to	Three to	Over five
	Total	one year	three years	five years	years
	(Amounts in thousands)
Purchase obligations	$2,947	$2,947	$-	$-	$-
Non-cancelable lease obligations	4,989	1,980	3,009	-	-
Contingent consideration	5,656	5,656	-	-	-
Total	$13,592	$10,583	$3,009	$-	$-

The purchase obligations include open, non-cancelable purchase commitments from our suppliers.

We have excluded from the table above uncertain tax liabilities as defined by authoritative guidance due to the uncertainty of the amount and period of payment. As of January 31, 2013, we have gross unrecognized tax benefits of $9.4 million.

On September 1, 2009, we completed the acquisition of eventIS from a holding company in which Erwin van Dommelen, who was employed by us from March 2010 to September 2012, had a 32% interest in the holding company. Under the terms of the definitive agreement, we paid $36.6 million upon the closing of the transaction on September 1, 2009. In addition, we were obligated to pay €1.2 million (approximately $1.6 million) in cash to the former eventIS shareholders on each of the first three anniversary dates following the acquisition. We were also obligated on each of the aforementioned anniversary dates to issue shares of restricted stock of SeaChange equating to €0.8 million (approximately $1.1 million) annually to the former eventIS shareholders. The purchase price also included a performance-based component principally related to the achievement of certain annual revenue targets for eventIS and SeaChange products and services. The revenue performance metrics cover the three year period ending January 31, 2013 with payment upon achievement of these metrics occurring annually. We have made cash payments to date to the holding company of approximately $44 million and issued approximately 304,000 restricted common shares. On September 1, 2012, we amended the eventIS share purchase agreement with the holding company and as a result, we will accelerate approximately 102,000 restricted shares on September 1, 2013. The amendment did not change the total amount of payments payable under the purchase agreement. We estimate earn-out payments will be made during the first half of fiscal 2014 for amounts earned based on the respective earn-out criteria.

Under the share purchase agreement with the former shareholders of VividLogic, we were obligated to make a fixed payment of $1.0 million on February 1, 2013 which was paid on February 4, 2013. Additional earn-out payments may be earned for the year ending January 31, 2013, if certain performance goals are met. We estimate earn-out payments will be made in the first half of fiscal 2014 for amounts earned based on the respective earn-out criteria.

We are occasionally required to post customer performance bonds, issued by a financial institution, to secure certain sales contracts. Customer performance bonds generally authorize the financial institution to make a payment to the beneficiary upon the satisfaction of a certain event or the failure to satisfy an obligation. The customer performance bonds are generally posted for one-year terms and are usually automatically renewed upon maturity until such time as we have satisfied the commitment secured by the customer performance bond. We are obligated to reimburse the issuer only if the beneficiary collects on the customer performance bond. We currently have a customer performance bond outstanding totaling $0.9 million which was previously secured under the RBS Citizens line of credit. We are holding $0.9 million in restricted cash with RBS Citizens on our consolidated balance sheet as of January 31, 2013 to cover this outstanding customer performance bond until this performance bond is transferred under the JP Morgan demand line.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

CRITICAL ACCOUNTING POLICIES AND SIGNIFICANT JUDGMENTS AND ESTIMATES

Our consolidated financial statements are prepared in accordance with U.S. GAAP, which requires management to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenue, expenses and disclosure of contingent assets and liabilities. Our actual results could differ from these estimates under different assumptions and conditions.

The significant accounting policies and methods used in the preparation of our consolidated financial statements are described in Note 2., “Summary of Significant Accounting Policies,” to our consolidated financial statements set forth in Part II, Item 8. of this Form 10-K. We believe the following critical accounting policies reflect the significant estimates, judgments and assumptions used in the preparation of our consolidated financial statements.

Principles of Consolidation

We consolidate the financial statements of our wholly-owned subsidiaries and all inter-company accounts are eliminated in consolidation. We also hold minority investments in the capital stock of certain private companies having product offerings or customer relationships that have strategic importance. We evaluate our equity and debt investments and other contractual relationships with affiliate companies in order to determine whether the guidelines regarding the consolidation of Variable Interest Entities (“VIE”) should be applied in the financial statements. Consolidation guidelines address consolidation by business enterprises of variable interest entities that possess certain characteristics. A VIE is defined as an entity in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support. The primary beneficiary is required to consolidate the financial position and results of the VIE. We have concluded that we are not the primary beneficiary for any variable interest entities as of January 31, 2013.

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

Revenue Recognition

Our transactions frequently involve the sales of hardware, software, systems and services in multiple-element arrangements. Revenues from sales of hardware, software and systems that do not require significant modification or customization of the underlying software are recognized when:

•	title and risk of loss have passed to the customer;

•	there is evidence of an arrangement;

•	fees are fixed or determinable; and

•	collection of the related receivable is considered probable.

Customers are billed for installation, training, project management and at least one year of product maintenance and technical support at the time of the product sale. Revenue from these activities is deferred at the time of the product sale and recognized ratably over the period these services are performed. Revenue from ongoing product maintenance and technical support agreements is recognized ratably over the period of the related agreements. Revenue from software development contracts that include significant modification or customization, including software product enhancements, is recognized based on the percentage of completion contract accounting method using labor efforts expended in relation to estimates of total labor efforts to complete the contract. Accounting for contract amendments and customer change orders are included in contract accounting when executed. Revenue from shipping and handling costs and other out-of-pocket expenses reimbursed by customers are included in revenues and cost of revenues. Our share of intercompany profits associated with sales and services provided to affiliated companies are eliminated in consolidation in proportion to our equity ownership.

We have historically applied the software revenue recognition rules as prescribed by Accounting Standards Codification (“ASC”) 985-605, “Software: Revenue Recognition.” In October 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update number (“ASU”) 2009-14, “Certain Revenue Arrangements That Include Software Elements,” which amended ASC 985-605. This ASU removes tangible products containing software components and non-software components that function together to deliver the product’s essential functionality from the scope of the software revenue recognition rules. In the case of our hardware products with embedded software, we have determined that the hardware and software components function together to deliver the product’s essential functionality, and therefore, the revenue from the sale of these products no longer falls within the scope of the software revenue recognition rules. Revenue from the sale of software-only products remains within the scope of the software revenue recognition rules. Maintenance and support, training, consulting, and installation services no longer fall within the scope of the software revenue recognition rules, except when they are sold with and relate to a software-only product. Revenue recognition for products that no longer fall under the scope of the software revenue recognition rules are similar to that for other tangible products and ASU 2009-13, “Multiple-Deliverable Revenue Arrangements,” which amended ASC 605 and was also issued in October 2009, which is applicable for multiple-deliverable revenue arrangements. ASU 2009-13 allows companies to allocate revenue in a multiple-deliverable arrangement in a manner that better reflects the transaction’s economics. ASU 2009-13 and ASU 2009-14 are effective for revenue arrangements entered into or materially modified in our fiscal year 2012 and thereafter.

Under the software revenue recognition rules, the fee is allocated to the various elements based on vendor-specific objective evidence (“VSOE”) of fair value. Under this method, the total arrangement value is allocated first to undelivered elements, based on their fair values, with the remainder being allocated to the delivered elements. Where fair value of undelivered service elements has not been established, the total arrangement value is recognized over the period during which the services are performed. The amounts allocated to undelivered elements, which may include project management, training, installation, maintenance and technical support and certain hardware and software components, are based upon the price charged when these elements are sold separately and unaccompanied by the other elements. The amount allocated to installation, training and project management revenue is based upon standard hourly billing rates and the estimated time to complete the service. These services are not essential to the functionality of systems as these services do not alter the equipment’s capabilities, are available from other vendors and the systems are standard products. For multiple-element arrangements that include software development with significant modification or customization and systems sales where VSOE of the fair value does not exist for the undelivered elements of the arrangement (other than maintenance and technical support), percentage of completion accounting is applied for revenue recognition purposes to the entire arrangement with the exception of maintenance and technical support. All multiple-deliverable revenue arrangements negotiated prior to February 1, 2011 and the sale of all software-only products and associated services have been accounted for under this guidance.

Under the revenue recognition rules for tangible products as amended by ASU 2009-13, the fee from a multiple-deliverable arrangement is allocated to each of the deliverables based upon their relative selling prices as determined by a selling-price hierarchy. A deliverable in an arrangement qualifies as a separate unit of accounting if the delivered item has value to the customer on a stand-alone basis. A delivered item that does not qualify as a separate unit of accounting is combined with the other undelivered items in the arrangement and revenue is recognized for those combined deliverables as a single unit of accounting. The selling price used for each deliverable is based upon VSOE if available, third-party evidence (“TPE”) if VSOE is not available, and best estimate of selling price (“BESP”) if neither VSOE nor TPE are available. TPE is the price of the Company’s, or any competitor’s, largely interchangeable products or services in stand-alone sales to similarly situated customers. BESP is the price at which we would sell the deliverable if it were sold regularly on a stand-alone basis, considering market conditions and entity-specific factors. All multiple-deliverable revenue arrangements negotiated after February 1, 2011, excluding the sale of all software-only products and associated services, have been accounted for under this guidance.

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

Fair Value Measurements

We measure certain financial assets and liabilities at fair value based on valuation techniques using the best information available, which may include quoted market prices, market comparables and discounted cash flow projections. Financial instruments include money market funds, corporate debt investments, asset-backed securities, government-sponsored enterprises and state municipal obligations.

In general, and where applicable, we use quoted prices in active markets for identical assets or liabilities to determine fair value. If quoted prices in active markets for identical assets or liabilities are not available to determine fair value, then we use quoted prices for similar assets and liabilities or inputs that are observable either directly or indirectly.

Inventories and Reserves

Inventories are stated at the lower of cost or net realizable value. Cost is determined using the first-in, first-out (FIFO) method. Inventories consist primarily of components and subassemblies and finished products held for sale. All of our hardware components are purchased from outside vendors. The value of inventories is reviewed quarterly to determine that the carrying value is stated at the lower of cost or net realizable value. We record charges to reduce inventory to its net realizable value when impairment is identified through the quarterly review process. The obsolescence evaluation is based upon assumptions and estimates about future demand and possible alternative uses and involves significant judgments. For the years ended January 31, 2013, 2012 and 2011, we recorded $1.8 million, $0.4 million and $2.5 million in inventory write-downs, respectively.

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

Acquired Intangible Assets and Goodwill

Acquired Intangible Assets

We use significant judgment in determining the fair value of acquired intangible assets, whether the assets are amortizable or non-amortizable and the period and method by which the intangible asset will be amortized. Intangible assets completed technology, licensing agreements, non-compete agreements and customer relationships. Acquired intangible assets are reported at cost, net of accumulated amortization and are either amortized on a straight-line basis over their estimated useful lives during the period the economic benefits of the intangible asset are consumed or otherwise used up. We review definite-lived intangible assets for impairment when indication of a potential impairment exists.

Goodwill

Goodwill is the amount by which the cost of the acquired net assets in a business acquisition exceeded the fair values of the net identifiable assets on the date of purchase. Goodwill is not amortized, but is evaluated for impairment annually, in our third quarter beginning August 1st. Goodwill may be tested for impairment on an interim basis, in addition to the annual evaluation, if an event occurs or circumstances change which would more likely than not reduce our fair value below our carrying amount, indicating that the recorded goodwill may be impaired. We test goodwill for impairment by evaluating our fair value compared to the book value. If the book value of the Company exceeds its fair value, the implied fair value of goodwill is compared with the carrying amount of goodwill. If the carrying amount of goodwill exceeds the implied fair value, an impairment loss is recorded in an amount equal to that excess

Long–Lived Assets

We review property and equipment, investments and other long-lived assets on a regular basis for impairment when indication of potential impairment exists. If such circumstances exist, we evaluate the carrying value of long-lived assets to determine if impairment exists based upon estimated undiscounted future cash flows over the remaining useful life of the assets and compare that value to the carrying value of the assets. Our cash flow estimates contain management’s best estimates, using appropriate and customary assumptions and projections at the time. With the divestiture of our Broadcast Servers and Storage business, we determined we would no longer utilize our facility in New Hampshire as an active operation and have placed the building on the market for sale. We originally placed it on the market for $0.7 million. To be more competitive in the real estate market in which the property is located, we reduced the selling price in fiscal 2013 to $0.5 million. As a result, we recorded a $0.2 million restructuring charge to reduce the carrying value of this building.

Software Development Costs

We develop software for resale in markets that are subject to rapid technological change, new product development and changing customer needs. The time period during which software development costs can be capitalized from the point of reaching technological feasibility until the time of general product release is very short, and consequently, the amounts are not capitalized because they are not material to the Company’s financial position or results of operations. Software development costs relating to sales of software requiring significant modification or customization are charged to costs of product revenues.

We also purchase software for resale and capitalize those costs associated with projects that meet technological feasibility. Amortization expense is recorded over the period of economic consumption or the life of the agreement, whichever results in the higher expense, starting with the first shipment of the product to a customer. Amortization expense of capitalized software is recorded over the period of economic consumption or the life of the agreement, whichever results in the higher expense, starting with the first shipment of the product to a customer. Amortization expense of capitalized software was $0.7 million, $0.4 million and approximately $8,000 for fiscal 2013, 2012 and 2011, respectively. During fiscal 2013, we accelerated amortization totaling $0.4 million of purchased software resulting from discontinued use. In addition, as a result of the divestiture of the Broadcast Servers and Storage business and our restructuring, in fiscal 2012 we recorded an impairment charge to restructuring expenses of $0.1 million for purchased software that will no longer be used.

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

Deferred income tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective income tax bases, and operating loss and tax credit carryforwards. We evaluate the weight of all available evidence to determine whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. We will record a valuation allowance if the likelihood of realization of the deferred tax assets in the future is reduced based on an evaluation of objective verifiable evidence. Significant management judgment is required in determining our income tax provision, our deferred tax assets and liabilities and any valuation allowance recorded against our deferred tax assets. We have established a valuation allowance against our U.S. deferred tax assets due to indications that they may not be fully realized. The amount of the deferred tax asset considered realizable is subject to change based on future events, including generating sufficient pre-tax income in future periods. In the event that actual results differ from these estimates, our provision for income taxes could be materially impacted. We do not provide for U.S. federal and state income taxes on the undistributed earnings of our non-U.S. subsidiaries that are considered indefinitely reinvested in the operations outside the United States.

Authoritative guidance as it relates to income tax liabilities states that the minimum threshold a tax position is required to meet before being recognized in the financial statements is “more likely than not” (i.e., a likelihood of occurrence greater than 50%). The recognition threshold is met when an entity concludes that a tax position, based solely on its technical merits, is more likely than not to be sustained upon examination by the relevant taxing authority. Those tax positions failing to qualify for initial recognition are recognized in the first interim period in which they meet the more likely than not standard, or are resolved through negotiation or litigation with the taxing authority, or upon expiration of the statute of limitations. Derecognition of a tax position that was previously recognized occurs when an entity subsequently determines that a tax position no longer meets the more likely than not threshold of being sustained.

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

Stock-based Compensation

We account for all employee and non-employee director stock-based compensation awards using the authoritative guidance regarding share-based payments. We continue to use the Black-Scholes pricing model as we feel it is the most appropriate method for determining the estimated fair value of the majority of applicable awards. We also use the Monte Carlo pricing model for our market-based option awards. Determining the appropriate fair value model and calculating the fair value of share-based payment awards requires the input of highly subjective assumptions, including the expected life of the share-based payment awards and stock price volatility. Management estimated the volatility based on the historical volatility of our stock. The assumptions used in calculating the fair value of share-based payment awards represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management’s judgment. As a result, if circumstances change and we use different assumptions, our stock-based compensation expense could be materially different in the future. In addition, we are required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. If our actual forfeiture rate is materially different from our estimate, the stock-based compensation expense could be significantly different from what we have recorded in the current period. The estimated fair value of our stock-based options and performance-based restricted stock units (“RSUs”), less expected forfeitures, is amortized over the awards’ vesting period on a graded vesting basis, whereas the RSUs are amortized on a straight-line basis.

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

The aggregate foreign exchange transaction losses included as other expense, net, on the consolidated statement of operations was approximately $23,000, $0.2 million and $1.2 million for the years ended January 31, 2013, 2012 and 2011, respectively.

Recent Accounting Standard Updates

Impact of Recently Adopted Accounting Guidance

Goodwill Impairment Test

In September 2011, the FASB issued ASU 2011-08, “Intangibles – Goodwill and Other: Testing Goodwill for Impairment,” which provided additional guidance on the annual and interim goodwill impairment testing. The guidance became effective for the Company at the beginning of fiscal 2013. This guidance provides entities with an option to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If it is determined, on the basis of qualitative factors, that the fair value of the reporting unit is more likely than not less than the carrying amount, the two-step goodwill impairment test will be required. The adoption of this update had no impact on the Company’s consolidated financial statements. See Note 8, “Goodwill and Intangible Assets”, for further information on the Company’s annual impairment tests.

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

Recent Accounting Guidance Not Yet Effective

Amounts Reclassified Out of Accumulated Other Comprehensive Income

In February 2013, the FASB issued ASU 2013-02, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income,” this update requires us to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, we are required to present, either on the face of the consolidated financial statements or in the notes to the consolidated financial statements, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income, but only if the amount reclassified is required to be reclassified in its entirety in the same reporting period. For amounts that are not required to be reclassified in their entirety to net income, we are required to cross-reference to other disclosures that provide additional details about these amounts. This update is effective prospectively for our fiscal 2014 and early adoption is permitted. Besides changes to disclosures, we do not expect the adoption of this update to have a significant impact on our consolidated financial statements.

Balance Sheet Offsetting

In January 2013, the FASB issued ASU 2013-01, “Balance Sheet (Topic 220)-Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities,” which amends previous guidance on the disclosures about offsetting assets and liabilities on the balance sheet to clarify that the scope of this guidance applies to derivatives (including bifurcated embedded derivatives), repurchase agreements (and reverse repurchase agreements) and securities borrowing (and lending) transactions that are offset or subject to an enforceable master netting arrangement or similar agreement. The guidance becomes effective at the beginning of our fiscal 2014 and should be applied retrospectively for all comparative periods. The adoption of this update is not expected to have a significant impact on our consolidated financial statements.

Indefinite-Lived Intangible Assets

In July 2012, the FASB issued ASU 2012-02, “Intangibles – Goodwill and Other: Testing Indefinite-Lived Intangible Assets for Impairment,” which amends previous guidance on the annual and interim testing of indefinite-lived intangible assets for impairment. The guidance becomes effective at the beginning of our 2014 fiscal year, although early adoption is permitted. The update provides entities with the option of first assessing qualitative factors to determine whether it is more than likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount. If it is determined, on the basis of qualitative factors, that the fair value of the indefinite-lived intangible asset is more likely than not less than the carrying amount, a quantitative impairment test would still be required. We perform annual impairment tests as of August 1st of each fiscal year. The adoption of this update is not expected to have a significant impact on our consolidated financial statements.

ITEM 7A. Quantitative and Qualitative Disclosures about Market Risk

Foreign Currency Exchange Rate Risk

We face exposure to financial market risks, including adverse movements in foreign currency exchange rates and changes in interest rates. These exposures may change over time as business practices evolve and could have a material adverse impact on our financial results. Our foreign currency exchange exposure is primarily associated with product sales arrangements or settlement of intercompany payables and receivables among subsidiaries and their respective parent company, and/or investment/equity contingency considerations denominated in the local currency where the functional currency of the foreign subsidiary is the U.S. dollar.

Substantially all of our international product sales are payable in U.S. dollars or in the case of our eventIS operations in the Netherlands, payable in local currencies, providing a natural hedge for receipts and local payments. In light of the high proportion of our international businesses, we expect the risk of any adverse movements in foreign currency exchange rates could have an impact on our translated results within the consolidated statements of operations and comprehensive income (loss). In addition, for the year ended January 31, 2013, we generated a foreign currency translation gain of $8.0 million, $7.2 million of which was related to the disposition of retained currency translation losses related to the divestitures of our Broadcast Servers and Media Services businesses. We recorded this gain in accumulated other comprehensive loss, increasing the equity section of the balance sheet.

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

The U.S. dollar is the functional currency for a majority of our international subsidiaries. All foreign currency gains and losses are included in interest and other income, net, in the accompanying consolidated statements of operations and comprehensive income (loss). In fiscal year 2013, we recorded approximately $23,000 in losses due to international subsidiary translations and cash settlements of revenues and expenses.

Interest Rate Risk

Exposure to market risk for changes in interest rates relates primarily to our investment portfolio of marketable debt securities of various issuers, types and maturities and to our borrowings under our demand note payable. We do not use derivative instruments in our investment portfolio, and our investment portfolio only includes highly liquid instruments. Our cash and marketable securities include cash equivalents, which we consider to be investments purchased with original maturities of nine months or less. There is risk that losses could be incurred if we were to sell any of its securities prior to stated maturity. Given the short maturities and investment grade quality of the portfolio holdings at January 31, 2013, a sharp rise in interest rates should not have a material adverse impact on the fair value of our investment portfolio. Additionally, our long-term marketable securities, which are carried at the lower of cost or market, have fixed interest rates, and therefore are subject to changes in fair value. At January 31, 2013, we had $6.1 million in short-term marketable securities and $7.2 million in long-term marketable securities.

ITEM 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of SeaChange International, Inc.

We have audited the accompanying consolidated balance sheets of SeaChange International, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of January 31, 2013 and 2012, and the related consolidated statements of operations and comprehensive income (loss), changes in shareholders’ equity, and cash flows for each of the three years in the period ended January 31, 2013. Our audits of the basic consolidated financial statements included the financial statement schedule listed in the index appearing under Item 15 (a) (2). These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of SeaChange International, Inc. and subsidiaries as of January 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended January 31, 2013, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of January 31, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated April 10, 2013 expressed an unqualified opinion thereon.

/s/ Grant Thornton, LLP

Boston, Massachusetts

April 10, 2013

SEACHANGE INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share data)

	January 31,	January 31,
	2013	2012
Assets
Current assets:
Cash and cash equivalents	$106,721	$80,585
Restricted cash	938	1,200
Marketable securities	6,104	7,855
Accounts and other receivables, net of allowance for doubtful accounts of $813 and $972 at January 31, 2013 and January 31, 2012, respectively	40,103	42,811
Unbilled receivables	-	3,963
Inventories	7,372	10,218
Prepaid expenses and other current assets	11,008	5,970
Assets held for sale	465	646
Deferred tax assets	324	2,065
Current assets related to discontinued operations	-	14,206
Total current assets	173,035	169,519
Property and equipment, net	19,762	20,162
Marketable securities, long-term	7,169	4,140
Investments in affiliates	2,951	3,013
Intangible assets, net	17,514	22,432
Goodwill	45,103	44,414
Other assets	595	1,515
Non-current assets related to discontinued operations	-	33,657
Total assets	$266,129	$298,852
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$7,846	$8,214
Other accrued expenses	16,173	13,345
Customer deposits	4,268	3,067
Deferred revenues	28,730	31,097
Current liabilities related to discontinued operations	-	10,805
Total current liabilities	57,017	66,528
Deferred revenue, long-term	1,873	4,638
Other liabilities, long-term	-	8,464
Taxes payable, long-term	2,406	3,043
Deferred tax liabilities, long-term	2,632	4,502
Non-current liabilities related to discontinued operations	-	739
Total liabilities	63,928	87,914

Commitments and contingencies (Note 10)

Stockholders' equity:
Common stock, $0.01 par value;100,000,000 shares authorized; 32,510,326 shares issued and 32,470,542 outstanding at January 31, 2013, and 32,534,444 shares issued and 32,494,660 outstanding at January 31, 2012	327	326
Additional paid-in capital	214,531	213,880
Treasury stock, at cost; 39,784 and 39,784 common shares, respectively	(1)	(1)
Accumulated (loss) income	(10,830)	6,507
Accumulated other comprehensive loss	(1,826)	(9,774)
Total stockholders’ equity	202,201	210,938
Total liabilities and stockholders’ equity	$266,129	$298,852

The accompanying notes are an integral part of these consolidated financial statements.

SEACHANGE INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Amounts in thousands, except per share data)

	For the Fiscal Years Ended January 31,
	2013	2012	2011
Revenues:
Products	$64,274	$73,157	$82,155
Services	92,914	91,635	91,500
Total revenues	157,188	164,792	173,655
Cost of revenues:
Products	17,626	20,287	28,278
Services	53,302	49,194	45,001
Amortization of intangible assets	2,429	2,487	1,978
Stock-based compensation expense	157	397	332
Inventory write-down	1,752	430	2,474
Total cost of revenues	75,266	72,795	78,063
Gross profit	81,922	91,997	95,592
Operating expenses:
Research and development	39,627	40,241	44,077
Selling and marketing	15,606	21,011	20,309
General and administrative	15,137	16,393	15,784
Amortization of intangibles	3,966	3,784	3,073
Stock-based compensation expense	3,944	2,591	2,266
Earn-outs and change in fair value of earn-outs	2,435	3,312	764
Professional fees: acquisitions, divestitures, litigation and strategic alternatives	1,619	2,770	2,810
Severance and other restructuring costs	3,106	3,565	4,523
Total operating expenses	85,440	93,667	93,606
(Loss) income from operations	(3,518)	(1,670)	1,986
Interest income	180	291	304
Interest expense	(154)	(39)	(24)
Other expense, net	(112)	(246)	(1,160)
Gain on sale of investment in affiliates	885	-	27,071
(Loss) income before income taxes and equity income in earnings of affiliates	(2,719)	(1,664)	28,177
Income tax (benefit) provision	(1,555)	1,881	(2,227)
Equity income in earnings of affiliates, net of tax	193	142	167
(Loss) income from continuing operations	(971)	(3,403)	30,571
Loss on sale of discontinued operations	(14,073)	-	-
Loss from discontinued operations, net of tax	(2,293)	(611)	(1,103)
Net (loss) income	$(17,337)	$(4,014)	$29,468

Net (loss) income	$(17,337)	$(4,014)	$29,468
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	7,954	(872)	(1,040)
Unrealized loss on marketable securities(1)	(6)	(84)	(77)
Comprehensive (loss) income	$(9,389)	$(4,970)	$28,351

(Loss) earnings per share:
Basic (loss) income per share	$(0.53)	$(0.13)	$0.94
Diluted (loss) income per share	$(0.53)	$(0.13)	$0.92
(Loss) earnings per share from continuing operations:
Basic (loss) income per share	$(0.03)	$(0.11)	$0.98
Diluted (loss) income per share	$(0.03)	$(0.11)	$0.96
Loss per share from discontinued operations:
Basic loss per share	$(0.50)	$(0.02)	$(0.04)
Diluted loss per share	$(0.50)	$(0.02)	$(0.04)
Weighted average common shares outstanding:
Basic	32,494	32,093	31,434
Diluted	32,494	32,093	31,986

(1) Tax amounts for all periods were not significant

The accompanying notes are an integral part of these consolidated financial statements.

SEACHANGE INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	For the Fiscal Years Ended January 31,
	2013	2012	2011
Cash flows from operating activities:
Net (loss) income	$(17,337)	$(4,014)	$29,468
Net loss from discontinued operations	16,366	611	1,103
Adjustments to reconcile net (loss) income to net cash provided by continuing operating activities:
Depreciation and amortization of fixed assets	4,671	5,435	6,188
Amortization of intangible assets	6,395	6,271	5,051
Loss on disposal of fixed assets	11	38	-
Impairment of long lived asset	967	1,092	1,283
Loss on disposal of inventory	1,752	430	2,474
Inventory valuation charge	332	575	556
Provision for doubtful accounts receivable	(160)	100	2
Discounts earned and amortization of premiums on marketable securities	137	66	62
Equity income in earnings of affiliates	(193)	(142)	(167)
Gain on sale of investment in affiliates	(885)	-	(27,071)
Stock-based compensation expense	4,101	2,988	2,598
Deferred income taxes	(132)	6,599	(6,916)
Change in contingent consideration related to acquisitions	1,662	3,031	-
Excess tax benefit related to stock-based compensation expense	-	-	(4)
Changes in operating assets and liabilities:
Accounts receivable	2,343	(1,337)	6,065
Unbilled receivables	3,963	(321)	(1,204)
Inventories	763	(1,250)	(2,407)
Prepaid expenses and other assets	(6,498)	(4,510)	2,987
Accounts payable	(236)	(2,596)	229
Accrued expenses	1,879	3,893	29
Customer deposits	1,777	(926)	(286)
Deferred revenues	(6,283)	(3,839)	(6,361)
Other	568	519	(18)
Net cash provided by operating activities from continuing operations	15,963	12,713	13,661
Net cash provided by operating activities from discontinued operations	1,387	1,672	2,620
Total cash provided by operating actvities	17,350	14,385	16,281
Cash flows from investing activities:
Purchases of property and equipment	(3,972)	(1,512)	(2,960)
Purchases of marketable securities	(15,642)	(19,944)	(8,382)
Proceeds from sale and maturity of marketable securities	14,221	19,517	7,325
Additional proceeds from sale of equity investment	885	-	38,717
Acquisition of businesses and payment of contingent consideration, net of cash acquired	(8,175)	(4,935)	(14,661)
Dividend from equity investments	190	-	-
Investments in affiliates	-	-	(720)
Decrease (increase) in restricted cash	262	132	(55)
Net cash (used in) provided by investing activities from continuing operations	(12,231)	(6,742)	19,264
Net cash provided by (used in) investing activities from discontinued operations	25,232	(1,891)	(1,199)
Total cash provided by (used in) investing actvities	13,001	(8,633)	18,065
Cash flows from financing activities:
Repurchases of our common stock	(6,201)	-	(1,435)
Proceeds from issuance of common stock relating to stock option exercises	2,190	1,787	2,740
Excess tax benefit related to stock-based compensation expense	-	-	4
Net cash (used in) provided by financing activities from continuing operations	(4,011)	1,787	1,309
Net cash provided by financing activities from discontinued operations	-	-	-
Total cash (used in) provided by financing actvities	(4,011)	1,787	1,309
Effect of exchange rate changes on cash	(204)	(99)	(157)
Net increase in cash and cash equivalents	26,136	7,440	35,498
Cash and cash equivalents, beginning of period	80,585	73,145	37,647
Cash and cash equivalents, end of period	$106,721	$80,585	$73,145
Supplemental disclosure of cash flow information:
Income taxes paid	$1,312	$565	$3,174
Interest paid	$89	$-	$-
Supplemental disclosure of non-cash activities:
Transfer of items originally classified as inventories to equipment	$897	$1,402	$2,283

The accompanying notes are an integral part of these consolidated financial statements.

SEACHANGE INTERNATIONAL, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY

(Amounts in thousands, except share amounts)

					Accumulated Other Comprehensive Income (Loss)
	Common Stock				Cumulative	Unrealized	Treasury Stock		Total
	Number of	Par	Additional	Accumulated	Translation	Gain/Loss on	Number of		Stockholders'
	Shares	Value	Paid-In Capital	Deficit	Adjustment	Investments	Shares	Amount	Equity

Balance at January 31, 2010	32,563,063	$326	$211,504	$(17,450)	$(7,898)	$197	(1,346,796)	$(8,757)	$177,922
Issuance of common stock pursuant to exercise of stock options	309,195	4	2,076	-	-		-	-	2,080
Issuance of common stock in connection with the employee stock purchase plan	135,632	2	658	-	-	-	-	-	660
Issuance of common stock pursuant to vesting of restricted stock units	353,542	2	(2)	-	-	-	-	-	-
Stock-based compensation expense	-	-	1,564	-	-	-	-	-	1,564
Purchase of treasury shares					-	-	(177,605)	(1,435)	(1,435)
Retirement of shares	(1,484,617)	(15)	(8,679)	(1,497)			1,484,617	10,191	-
Change in fair value on marketable securities, net of tax	-	-	-	-	-	(77)	-	-	(77)
Translation adjustment	-	-	-	-	(1,040)	-	-	-	(1,040)
Net income	-	-	-	29,468	-	-	-	-	29,468

Balance at January 31, 2011	31,876,815	319	207,121	10,521	(8,938)	120	(39,784)	(1)	209,142
Issuance of common stock pursuant to exercise of stock options	253,668	3	1,784	-	-	-	-	-	1,787
Issuance of common stock pursuant to vesting of restricted stock units	378,955	4	(4)	-	-	-	-	-	-
Issuance of common stock pursuant to deferred consideration	25,006		204	-	-	-	-	-	204
Liability stock compensation awards reclassified to equity			1,417						1,417
Stock-based compensation expense			3,358	-	-	-	-	-	3,358
Change in fair value on marketable securities, net of tax	-	-	-	-	-	(84)	-	-	(84)
Translation adjustment	-	-	-	-	(872)	-	-	-	(872)
Net loss	-	-	-	(4,014)	-	-	-	-	(4,014)

Balance at January 31, 2012	32,534,444	326	213,880	6,507	(9,810)	36	(39,784)	(1)	210,938

Issuance of common stock
pursuant to exercise of stock options	304,550	2	2,189	-	-	-	-	-	2,191
Issuance of common stock pursuant to vesting of restricted stock units	359,676	4	(4)	-	-	-	-	-	-
Issuance of common stock pursuant to deferred consideration	75,680	1	585	-	-	-	-	-	586
Liability stock compensation awards reclassified to equity			-						-
Purchase of treasury shares			(6,194)				(764,024)		(6,194)
Retirement of shares	(764,024)	(6)	-				764,024		(6)
Stock-based compensation expense			4,075	-	-	-	-	-	4,075
Change in fair value on marketable securities, net of tax	-	-	-	-	-	(6)	-	-	(6)
Translation adjustment	-	-	-	-	7,954	-	-	-	7,954
Net loss	-	-	-	(17,337)	-	-	-	-	(17,337)

Balance at January 31, 2013	32,510,326	$327	$214,531	$(10,830)	$(1,856)	$30	(39,784)	$(1)	$202,201

The accompanying notes are an integral part of these consolidated financial statements.

SEACHANGE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Nature of Business

We are an industry leader in the delivery of multi-screen video. Our products and services facilitate the aggregation, licensing, management and distribution of video, television programming, and advertising content to cable system operators, telecommunications companies and mobile communications providers.

2. Summary of Significant Accounting Policies

Significant accounting policies followed in the preparation of the accompanying consolidated financial statements are as follows:

Basis of Presentation and Principles of Consolidation

The accompanying consolidated financial statements have been prepared in accordance with U.S. GAAP. We consolidate the financial statements of our wholly-owned subsidiaries and all intercompany transactions and account balances have been eliminated in consolidation. We also hold minority investments in the capital stock of certain private companies having product offerings or customer relationships that have strategic importance. We evaluate our equity and debt investments and other contractual relationships with affiliate companies in order to determine whether the guidelines regarding the consolidation of variable interest entities (“VIE’s”) should be applied in the financial statements. Consolidation guidelines address consolidation by business enterprises of VIE’s that possess certain characteristics. A VIE is defined as an entity in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support. We use qualitative analysis to determine whether or not we are the primary beneficiary of a VIE. We consider the rights and obligations conveyed by the implicit and explicit variable interest in each VIE and the relationship of these with the variable interests held by other parties to determine whether its variable interests will absorb a majority of a VIE’s expected losses, receive a majority of its expected residual returns, or both. If we determine that our variable interests will absorb a majority of the VIE’s expected losses, receive a majority of their expected residual returns, or both, we consolidate the VIE as the primary beneficiary, and if not, it is not consolidated.

We have reviewed our interest in a partnership in Turkey and equity investment in Hightech ICT BV. The primary beneficiary is required to consolidate the financial position and results of the VIE. We have concluded that we are not the primary beneficiary for any variable interest entities during fiscal 2013. Accordingly, we used the equity method to account for these investments.

In May 2012, we completed the sales of our Broadcast Servers and Storage and Media Services businesses (See Note 3). These consolidated financial statements reflect these businesses as discontinued operations. We have retrospectively adjusted the consolidated statements of operations and comprehensive income (loss), cash flows and stockholders’ equity for the fiscal years ended January 31, 2012 and 2011 and the consolidated balance sheet for fiscal 2012.

Besides for discontinued operations, we have reclassified other certain prior fiscal year data to conform to our current fiscal year presentation.

Use of Estimates

The preparation of these financial statements in conformity with U.S. GAAP requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and disclosure of contingent assets and liabilities. On an ongoing basis, management evaluates these estimates and judgments, including those related to revenue recognition, valuation of inventory and accounts receivable, valuation of investments and income taxes, stock-based compensation, goodwill, intangible assets and related amortization. Management bases these estimates on historical and anticipated results and trends and on various other assumptions that management believes are reasonable under the circumstances, including assumptions as to future events. These estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. By their nature, estimates are subject to an inherent degree of uncertainty. Actual results may differ from management’s estimates.

Cash Equivalents and Marketable Securities

We account for investments in accordance with authoritative guidance that defines investment classifications. We determine the appropriate classification of debt securities at the time of purchase and reevaluate such designation as of each balance sheet date. Our investment portfolio consists primarily of money market funds at January 31, 2013 and 2012, but can consist of corporate debt investments, asset-backed securities and government-sponsored enterprises. All highly liquid investments with an original maturity of three months or less when purchased are considered to be cash equivalents. All cash equivalents are carried at cost, which approximates fair value. Our marketable securities are classified as available-for-sale and are reported at fair value with unrealized gains and losses, net of tax, reported in stockholders’ equity as a component of accumulated other comprehensive income or loss. The amortization of premiums and accretions of discounts to maturity are computed under the effective interest method and are included in interest income. Interest on securities is recorded as earned and is also included in interest income. Any realized gains or losses would be shown in the accompanying consolidated statements of operations and comprehensive income (loss) in other income or expense.

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

Fair Value Measurements

Definition and Hierarchy

The applicable accounting guidance defines fair value as the exchange price that would be received for an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The guidance establishes a framework for measuring fair value and expands required disclosure about the fair value measurements of assets and liabilities. This guidance requires us to classify and disclose assets and liabilities measured at fair value on a recurring basis, as well as fair value measurements of assets and liabilities measured on a non-recurring basis in periods subsequent to initial measurement, in a fair value hierarchy.

The fair value hierarchy is broken down into three levels based on the reliability of inputs and requires an entity to maximize the use of observable inputs, where available. The following summarizes the three levels of inputs required, as well as the assets and liabilities that we value using those levels of inputs:

•	Level 1 – Observable inputs that reflect quoted prices for identical assets or liabilities in active markets. Assets utilizing Level 1 inputs include money market funds and U.S. government securities.

•	Level 2 – Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not very active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. We primarily use broker quotes for valuation of our short-term investments. We did not have any Level 2 assets or liabilities at January 31, 2013 or January 31, 2012.

•	Level 3 – Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. The fair value measurements of the contingent consideration obligations related to the acquisitions of Flashlight, VividLogic and eventIS are valued using Level 3 inputs.

Valuation Techniques

We measure certain financial assets and liabilities at fair value based on valuation techniques using the best information available, which may include quoted market prices, market comparables and discounted cash flow projections. Financial instruments include money market funds, corporate debt investments, asset-backed securities, government-sponsored enterprises and state municipal obligations.

In general, and where applicable, we use quoted prices in active markets for identical assets or liabilities to determine fair value. If quoted prices in active markets for identical assets or liabilities are not available to determine fair value, then we use quoted prices for similar assets and liabilities or inputs that are observable either directly or indirectly. In periods of market inactivity, the observability of prices and inputs may be reduced for certain instruments. This condition could cause an instrument to be reclassified from Level 1 to Level 2 or from Level 2 to Level 3. Based on additional information, we made a revision to reclassify $5.6 million of investments from Level 2 to Level 1 as of January 31, 2012. Management believes that the revision is not significant to the financial statements.

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

For trade accounts receivable, we evaluate customers’ financial condition, require advance payments from certain of our customers and maintain reserves for potential credit losses. We perform ongoing credit evaluations of customers’ financial condition but generally do not require collateral. For some international customers, we require an irrevocable letter of credit to be issued by the customer before the purchase order is accepted. We monitor payments from customers and assess any collection issues. We maintain allowances for specific doubtful accounts and other risk categories of accounts based on estimates of losses resulting from the inability of the Company’s customers to make required payments and record these allowances as a charge to general and administrative expenses. We base our allowances for doubtful accounts on historical collections and write-off experience, current trends, credit assessments, and other analysis of specific customer situations. At January 31, 2013 and 2012, we had an allowance for doubtful accounts of $0.8 million and $1.0 million, respectively, to provide for potential credit losses. At January 31, 2013, two separate customers accounted for 19% and 11%, respectively, of our gross accounts receivable balance and one customer accounted for 20% of our January 31, 2012 balance. For fiscal 2013 and 2012, two customers each accounted for more than 10%, and collectively accounted for 30% and 35%, respectively, of our total revenues.

Inventory Valuation

Inventories are stated at the lower of cost or net realizable value. Cost is determined using the first-in, first-out (“FIFO”) method. Inventories consist primarily of components and subassemblies and finished products held for sale. The values of inventories are reviewed quarterly to determine that the carrying value is stated at the lower of cost or net realizable value. We record charges to reduce inventory to its net realizable value when impairment is identified through a quarterly review process. The obsolescence evaluation is based upon assumptions and estimates about future demand, or possible alternative uses and involves significant judgments. For the years ended January 31, 2013, 2012 and 2011, we recorded $2.1 million, $1.0 million and $3.0 million in inventory write-downs, respectively, of which $1.8 million was booked to cost of sales in fiscal 2013 and $0.4 million and $2.5 million were booked to restructuring expense in fiscal 2012 and fiscal 2011, respectively.

Property and Equipment

Property and equipment consists of land and buildings, office and computer equipment, leasehold improvements, demonstration equipment, deployed assets and spare components and assemblies used to service our installed base. Property and equipment are recorded at cost and depreciated over their estimated useful lives. Determining the useful lives of property and equipment requires us to make significant judgments that can materially impact our operating results. If our estimates require adjustment, it could have a material impact on our reported results.

Demonstration equipment consists of systems manufactured by us for use in marketing and selling activities. Leasehold improvements are amortized over the shorter of their estimated useful lives or the term of the respective leases using the straight-line method. Deployed assets consist of movie systems owned and manufactured by us that are installed in a hotel environment. Deployed assets are depreciated over the life of the related service agreements. Capitalized service and spare components are depreciated over the estimated useful lives using the straight-line method. Maintenance and repair costs are expensed as incurred. Upon retirement or sale, the cost of the assets disposed of, and the related accumulated depreciation, are removed from the accounts, and any resulting gain or loss is included in the determination of net income or loss.

Equity Investments

Our investments in affiliates include investments accounted for under the cost method and the equity method of accounting. The investments that represent less than a 20% ownership interest of the common shares of the affiliate are carried at cost. Under the equity method of accounting, which generally applies to investments that represent 20% to 50% ownership of the common shares of the affiliate, our proportionate ownership share of the earnings or losses of the affiliate are included in equity income in earnings of affiliates in our consolidated statements of operations and comprehensive income (loss).

We periodically review indicators of the fair value of our investments in affiliates in order to assess whether available facts or circumstances, both internally and externally, may suggest an “other than temporary” decline in the value of the investment. The carrying value of an investment in an affiliate may be affected by the affiliate’s ability to obtain adequate funding and execute its business plans, general market conditions, industry considerations specific to the affiliate’s business, and other factors. The inability of an affiliate to obtain future funding or successfully execute its business plan could adversely affect our equity earnings of the affiliate in the periods affected by those events. Future adverse changes in market conditions or poor operating results of the affiliates could result in equity losses or an inability to recover the carrying value of the investments in affiliates that may not be reflected in an investment’s current carrying value, thereby possibly requiring an impairment charge in the future. We record an impairment charge when we believe an investment has experienced a decline in value that is other-than-temporary.

Goodwill and Long-Lived Assets

In connection with acquisitions of operating entities, we recognize the excess of the purchase price over the fair value of the net assets acquired as goodwill. Goodwill is not amortized, but is evaluated for impairment, at the reporting unit level, annually in our third quarter beginning August 1. Goodwill of a reporting unit may be tested for impairment on an interim basis in addition to the annual evaluation if an event occurs or circumstances change such as declines in sales, earnings or cash flows, decline in the Company’s stock price, or material adverse changes in the business climate, which would more likely than not reduce the fair value of a reporting unit below its carrying amount. The process of evaluating goodwill for impairment requires several judgments and assumptions to be made to determine the fair value of the reporting units, including the method used to determine fair value, discount rates, expected levels of cash flows, revenues and earnings, and the selection of comparable companies used to develop market based assumptions. We may employ three generally accepted approaches for valuing businesses: the market approach, the income approach and the asset-based (cost) approach to arrive at the fair value. In calculating the fair value, we derived the standalone projected five year cash flows for the Company. This process starts with the projected cash flows which were discounted. The choice of which approach and methods to use in a particular situation depends on the facts and circumstances.

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

In-process research and development (“IPR&D”) assets as of the acquisition date are recorded as indefinite-lived intangible assets and are subject to impairment testing at least annually. The useful life of the intangible asset recognized will be reconsidered if and when an IPR&D project is completed or abandoned.

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

Intangible assets consist of customer contracts, completed technology, non-competition agreements, patents and trademarks. IPR&D assets are included in other intangible assets at January 31, 2013 and 2012. The intangible assets are amortized to cost of sales and operating expenses, as appropriate, on a straight-line or accelerated basis in order to reflect the period that the assets will be consumed.

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

Amortization expense is recorded over the period of economic consumption or the life of the agreement, whichever results in the higher expense, starting with the first shipment of the product to a customer. Amortization expense charged to cost of sales was $2.4 million, $2.5 million and $2.0 million for fiscal 2013, 2012 and 2011, respectively.

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

Deferred income tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective income tax bases, and operating loss and tax credit carryforwards. We evaluate the weight of all available evidence to determine whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. We will record a valuation allowance if the likelihood of realization of the deferred tax assets in the future is reduced based on an evaluation of objective verifiable evidence. Significant management judgment is required in determining our income tax provision, our deferred tax assets and liabilities and any valuation allowance recorded against our deferred tax assets. We have established a 100% valuation allowance against our U.S. deferred tax assets due to indications that they may not be fully realized. The amount of the deferred tax asset considered realizable is subject to change based on future events, including generating sufficient pre-tax income in future periods. In the event that actual results differ from these estimates, our provision for income taxes could be materially impacted. We do not provide for U.S. federal and state income taxes on the undistributed earnings of our non-U.S. subsidiaries that are considered indefinitely reinvested in the operations outside the United States.

Authoritative guidance as it relates to income tax liabilities states that the minimum threshold a tax position is required to meet before being recognized in the financial statements is “more likely than not” (i.e., a likelihood of occurrence greater than 50%). The recognition threshold is met when an entity concludes that a tax position, based solely on its technical merits, is more likely than not to be sustained upon examination by the relevant taxing authority. Those tax positions failing to qualify for initial recognition are recognized in the first interim period in which they meet the more likely than not standard, or are resolved through negotiation or litigation with the taxing authority, or upon expiration of the statute of limitations. Derecognition of a tax position that was previously recognized occurs when an entity subsequently determines that a tax position no longer meets the more likely than not threshold of being sustained.

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

Restructuring

We record restructuring charges consisting of employee severance and the disposal of fixed assets. Restructuring charges represent our best estimate of the associated liability at the date the charges are recognized. Adjustments for changes in assumptions are recorded as a component of operating expenses in the period they become known. Differences between actual and expected charges and changes in assumptions could have a material effect on our restructuring accrual as well as our consolidated results of operations.

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

The aggregate foreign exchange transaction losses included as other expense, net on the consolidated statements of operations and comprehensive income (loss) were approximately $23,000, $0.2 million and $1.2 million for fiscal 2013, 2012 and 2011, respectively.

Comprehensive (Loss) Income

We present accumulated other comprehensive loss and total comprehensive (loss) income in the consolidated statement of operations. At the end of fiscal 2013, 2012 and 2011, our total comprehensive (loss) income of ($9.4) million, ($5.0) million and $28.4 million consists primarily of net loss, cumulative translation adjustments and unrealized gains and losses on marketable securities, net of income tax.=

Revenue Recognition

Our transactions frequently involve the sales of hardware, software, systems and services in multiple-element arrangements. Revenues from sales of hardware, software and systems that do not require significant modification or customization of the underlying software are recognized when:

•	title and risk of loss have passed to the customer;

•	there is evidence of an arrangement;

•	fees are fixed or determinable; and

•	collection of the related receivable is considered probable.

Customers are billed for installation, training, project management and at least one year of product maintenance and technical support at the time of the product sale. Revenue from these activities is deferred at the time of the product sale and recognized ratably over the period these services are performed. Revenue from ongoing product maintenance and technical support agreements is recognized ratably over the period of the related agreements. Revenue from software development contracts that include significant modification or customization, including software product enhancements, is recognized based on the percentage of completion contract accounting method using labor efforts expended in relation to estimates of total labor efforts to complete the contract. Accounting for contract amendments and customer change orders are included in contract accounting when executed. Revenue from shipping and handling costs and other out-of-pocket expenses reimbursed by customers are included in revenues and cost of revenues. Our share of intercompany profits associated with sales and services provided to affiliated companies are eliminated in consolidation in proportion to our equity ownership.

We have historically applied the software revenue recognition rules as prescribed by ASC 985-605. In October 2009, the FASB issued ASU 2009-14, “Certain Revenue Arrangements That Include Software Elements,” which amended ASC 985-605. This ASU removes tangible products containing software components and non-software components that function together to deliver the product’s essential functionality from the scope of the software revenue recognition rules. In the case of our hardware products with embedded software, we have determined that the hardware and software components function together to deliver the product’s essential functionality, and therefore, the revenue from the sale of these products no longer falls within the scope of the software revenue recognition rules. Revenue from the sale of software-only products remains within the scope of the software revenue recognition rules. Maintenance and support, training, consulting, and installation services no longer fall within the scope of the software revenue recognition rules, except when they are sold with and relate to a software-only product. Revenue recognition for products that no longer fall under the scope of the software revenue recognition rules are similar to that for other tangible products and ASU 2009-13, “Multiple-Deliverable Revenue Arrangements,” which amended ASC 605 and was also issued in October 2009, which is applicable for multiple-deliverable revenue arrangements. ASU 2009-13 allows companies to allocate revenue in a multiple-deliverable arrangement in a manner that better reflects the transaction’s economics. ASU 2009-13 and ASU 2009-14 are effective for revenue arrangements entered into or materially modified in our fiscal year 2012 and thereafter.

Under the software revenue recognition rules, the fee is allocated to the various elements based on VSOE of fair value. Under this method, the total arrangement value is allocated first to undelivered elements, based on their fair values, with the remainder being allocated to the delivered elements. Where fair value of undelivered service elements has not been established, the total arrangement value is recognized over the period during which the services are performed. The amounts allocated to undelivered elements, which may include project management, training, installation, maintenance and technical support and certain hardware and software components, are based upon the price charged when these elements are sold separately and unaccompanied by the other elements. The amount allocated to installation, training and project management revenue is based upon standard hourly billing rates and the estimated time to complete the service. These services are not essential to the functionality of systems as these services do not alter the equipment’s capabilities, are available from other vendors and the systems are standard products. For multiple-element arrangements that include software development with significant modification or customization and systems sales where VSOE of the fair value does not exist for the undelivered elements of the arrangement (other than maintenance and technical support), percentage of completion accounting is applied for revenue recognition purposes to the entire arrangement with the exception of maintenance and technical support. All multiple-deliverable revenue arrangements negotiated prior to February 1, 2011 and the sale of all software-only products and associated services have been accounted for under this guidance.

Under the revenue recognition rules for tangible products as amended by ASU 2009-13, the fee from a multiple-deliverable arrangement is allocated to each of the deliverables based upon their relative selling prices as determined by a selling-price hierarchy. A deliverable in an arrangement qualifies as a separate unit of accounting if the delivered item has value to the customer on a stand-alone basis. A delivered item that does not qualify as a separate unit of accounting is combined with the other undelivered items in the arrangement and revenue is recognized for those combined deliverables as a single unit of accounting. The selling price used for each deliverable is based upon VSOE if available, TPE if VSOE is not available, and BESP if neither VSOE nor TPE are available. TPE is the price of the Company’s, or any competitor’s, largely interchangeable products or services in stand-alone sales to similarly situated customers. BESP is the price at which we would sell the deliverable if it were sold regularly on a stand-alone basis, considering market conditions and entity-specific factors. All multiple-deliverable revenue arrangements negotiated after February 1, 2011, excluding the sale of all software-only products and associated services, have been accounted for under this guidance.

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

Since all of our revenue prior to the adoption of ASU 2009-14 fell within the scope of the software revenue recognition rules and we have only established VSOE for services and revenue in a multiple-deliverable arrangement involving products, revenue was frequently deferred until the last item was delivered. The adoption of ASU 2009-13 and ASU 2009-14 has resulted in earlier revenue recognition in multiple-deliverable arrangements involving our hardware products with embedded software because revenue can be recognized for each of these deliverables based upon their relative selling prices as defined above.

Service revenue from content processing provided to our customers is recognized when services are provided, based on contracted rates. Upfront fees received for services are recognized ratably over the period earned, whichever is the longer of the contract term or the estimated customer relationship.

Any taxes assessed by a governmental authority to revenue-producing transactions (e.g. sales or value-added taxes) are reported on a net basis and excluded from revenues.

Stock-Based Compensation

We account for all employee and non-employee director stock-based compensation awards using the authoritative guidance regarding stock-based payments. We have continued to use the Black-Scholes pricing model as the most appropriate method for determining the estimated fair value of all applicable awards. We also use the Monte Carlo pricing model for our market-based option awards. Determining the appropriate fair value model and calculating the fair value of stock-based payment awards requires the input of highly subjective assumptions, including the expected life of the stock-based payment awards and stock price volatility. Management estimated the volatility based on the historical volatility of our stock. The assumptions used in calculating the fair value of stock-based payment awards represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management’s judgment. As a result, if circumstances change and we use different assumptions, our stock-based compensation expense could be materially different in the future. In addition, we are required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. If our actual forfeiture rate is materially different from our estimate, the stock-based compensation expense could be significantly different from what it has recorded in the current period. The estimated fair value of our stock-based options and performance-based RSUs, less expected forfeitures, is amortized over the awards’ vesting period on a graded vesting basis, whereas the RSUs and employee stock purchase plan stock units are amortized on a straight-line basis.

Advertising Costs

Advertising costs are charged to expense as incurred. Advertising costs were $0.2 million, $0.4 million and $0.3 million for fiscal 2013, 2012 and 2011, respectively.

Earnings Per Share

Earnings per share are presented in accordance with authoritative guidance which requires the presentation of “basic” earnings per share and “diluted” earnings per share. Basic earnings per share is computed by dividing earnings available to common shareholders by the weighted-average shares of common stock outstanding during the period. For the purposes of calculating diluted earnings per share, the denominator includes both the weighted average number of shares of common stock outstanding during the period and the weighted average number of potential common stock, such as stock options, employee stock purchase plan and restricted stock, calculated using the treasury stock method.

For fiscal 2013, 2012 and 2011 respectively 1,649,210, 1,566,726 and 2,459,389 of common shares issuable upon the exercise of stock options are anti-dilutive and have been excluded from the diluted earnings per share computation as the exercise prices of these common shares were above the market price of the common stock for the periods indicated. For fiscal 2013 and fiscal 2012, an additional 495,185 and 1,004,158 stock awards, respectively, have been excluded from diluted earnings per share due to the net loss. Below is a summary of the shares used in calculating basic and diluted earnings per share for the periods indicated:

	January 31,
	2013	2012	2011
Weighted average shares used in calculating earnings per share—Basic	32,493,799	32,093,125	31,434,398
Dilutive common stock equivalents	-	-	551,404
Weighted average shares used in calculating earnings per share—Diluted	32,493,799	32,093,125	31,985,802

Recent Accounting Standard Updates

Impact of Recently Adopted Accounting Guidance

Goodwill Impairment Test

In September 2011, the FASB issued ASU 2011-08, “Intangibles – Goodwill and Other: Testing Goodwill for Impairment,” which provided additional guidance on the annual and interim goodwill impairment testing. The guidance became effective for the Company at the beginning of fiscal 2013. This guidance provides entities with an option to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If it is determined, on the basis of qualitative factors, that the fair value of the reporting unit is more likely than not less than the carrying amount, the two-step goodwill impairment test will be required. The adoption of this update had no impact on the Company’s consolidated financial statements. See Note 8, “Goodwill and Intangible Assets”, for further information on the Company’s annual impairment tests.

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

Recent Accounting Guidance Not Yet Effective

Amounts Reclassified Out of Accumulated Other Comprehensive Income

In February 2013, the FASB issued ASU 2013-02, “Comprehensive Income: Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income,” with the objective of improving the reporting of reclassifications out of accumulated other comprehensive income. This update requires the effect of significant reclassifications out of accumulated other comprehensive income be shown by component. Significant reclassifications should be shown by the respective line items of net income only if the amount reclassified is required to be reclassified to net income under U.S. GAAP. If the reclassification to net income is not required under U.S. GAAP, an entity is required to cross-reference to other disclosures that provide additional details about those amounts. This update is effective prospectively for our fiscal 2014 and early adoption is permitted. Besides changes to disclosures, we do not expect the adoption of this update to have a significant impact on our consolidated financial statements.

Balance Sheet Offsetting

In January 2013, the FASB issued ASU 2013-01, “Balance Sheet (Topic 220)-Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities,” which amends previous guidance on the disclosures about offsetting assets and liabilities on the balance sheet to clarify that the scope of this guidance applies to derivatives (including bifurcated embedded derivatives), repurchase agreements (and reverse repurchase agreements) and securities borrowing (and lending) transactions that are offset or subject to an enforceable master netting arrangement or similar agreement. The guidance becomes effective at the beginning of our fiscal 2014 and should be applied retrospectively for all comparative periods. The adoption of this update is not expected to have a significant impact on our consolidated financial statements.

Indefinite-Lived Intangible Assets

In July 2012, the FASB issued ASU 2012-02, “Intangibles – Goodwill and Other: Testing Indefinite-Lived Intangible Assets for Impairment,” which amends previous guidance on the annual and interim testing of indefinite-lived intangible assets for impairment. The guidance becomes effective at the beginning of our 2014 fiscal year, although early adoption is permitted. The update provides entities with the option of first assessing qualitative factors to determine whether it is more than likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount. If it is determined, on the basis of qualitative factors, that the fair value of the indefinite-lived intangible asset is more likely than not less than the carrying amount, a quantitative impairment test would still be required. We perform annual impairment tests as of August 1st of each fiscal year. The adoption of this update is not expected to have a significant impact on our consolidated financial statements.

3. Discontinued Operations

On May 4, 2012, we completed the sale of our Broadcast Servers and Storage business and received a cash payment, net of certain adjustments, of $4.9 million and recorded a total gain in this transaction, net of tax in the amount of $1.5 million. The financial results from this divested business are included in discontinued operations in our consolidated statements of operations and comprehensive income (loss).

On May 21, 2012, we completed the sale of our Media Services business, ODG, to Avail Media, Inc. (“Avail”) for a purchase price of approximately $27 million plus certain working capital adjustments. We received an initial cash payment of $21.8 million in May 2012, and as part of the purchase agreement, $5.7 million in cash was held in escrow by an escrow agent, of which $4.0 million was tied to a specific indemnity matter and $1.7 million was related to a general indemnity provision. Avail also held another $1.0 million for the payment of certain intercompany indebtedness between ODG and SeaChange as part of the transaction. As part of the agreement with Avail, we were also potentially required to pay Avail $1.5 million which we included in other liabilities, long-term on our consolidated balance sheet at the time of the acquisition. We recorded a $16.0 million loss in our consolidated statements of operations and comprehensive income (loss) from the sale of ODG in the first half of fiscal 2013, primarily related to goodwill impairment. We also incurred investment advisor fees of approximately $1.0 million as well as legal fees that approximated $0.5 million related to the sale of ODG, which were expensed as incurred.

On November 26, 2012, we signed the first amendment to the ODG purchase agreement that resulted in:

•	the release to us of the general escrow of $1.7 million, which we received on November 30, 2012;
•	a $0.3 million reduction of the $1.0 million intercompany indebtedness due from Avail; and

•	a reduction in other liabilities on our consolidated balance sheets for the $1.5 million obligation.

On January 31, 2013, we signed the third amendment to the ODG purchase agreement that resulted in:

•	the release of $2.0 million of the amount held in escrow for the specific indemnification matter which we received on February 4, 2013; and
•	the release to us from the escrow for the specific indemnification matter in the amount of $0.8 million on May 1, 2013 and June 1, 2013, with the remaining $0.4 million to be received on July 1, 2013.

The aforementioned amendments resulted in a net decrease in the loss on sale of ODG of approximately $0.5 million during the fourth quarter of fiscal 2013.

Lastly, the financial results from the sale of Media Services business included a non-cash goodwill impairment charge of $17.0 million that we recorded in the first quarter of fiscal 2013. The financial results from the Media Services segment are included as discontinued operations in our consolidated statements of operations and comprehensive income (loss).

The following table details selected financial information for our former Broadcast Servers and Storage and Media Services business units (amounts in thousands):

	For the Fiscal Year Ended January 31, 2013			For the Fiscal Year Ended January 31, 2012			For the Fiscal Year Ended January 31, 2011
	Servers and Storage	Media Services	Total Discontinued Operations	Servers and Storage	Media Services	Total Discontinued Operations	Servers and Storage	Media Services	Total Discontinued Operations
Revenues:
Products	$1,031	$-	$1,031	$6,159	$-	$6,159	$9,524	$-	$9,524
Services	835	9,315	10,150	5,720	32,913	38,633	5,516	28,032	33,548
Total revenues	$1,866	$9,315	$11,181	$11,879	$32,913	$44,792	$15,040	$28,032	$43,072
(Loss) income from discontinued operations:
(Loss) income from discontinued operations, before tax	$(1,854)	$(194)	$(2,048)	$(2,400)	$2,109	$(291)	$(2,115)	$984	$(1,131)
Income tax provision (benefit)	84	(13)	71	100	312	412	100	(210)	(110)
Income in investment in affiliates	-	(174)	(174)	-	92	92	-	(82)	(82)
(Loss) income from discontinued operations, after tax	$(1,938)	$(355)	$(2,293)	$(2,500)	$1,889	$(611)	$(2,215)	$1,112	$(1,103)

The major classes of assets and liabilities related to discontinued operations are as follows at January 31, 2012:

	January 31, 2012
	Servers and Storage	Media Services	Total Discontinued Operations
	(Amounts in thousands)
Assets
Current assets:
Accounts receivable	$-	$8,371	$8,371
Inventories, net	2,940	-	2,940
Prepaid expenses and other current assets	170	2,725	2,895
Total current assets related to discontinued operations	$3,110	$11,096	$14,206
Non current assets:
Goodwill	594	19,226	$19,820
Intangibles	-	1,329	1,329
Property and equipment, net	1,653	10,404	12,057
Deferred tax assets, long-term	-	343	343
Other assets	108	-	108
Total non-current assets related to discontinued operations	$2,355	$31,302	$33,657

Liabilities
Current liabilities:
Accounts payable	$-	$1,148	$1,148
Accrued expenses	-	6,140	6,140
Deferred revenues	2,779	738	3,517
Total current liabilities related to discontinued operations	$2,779	$8,026	$10,805
Non-current liabilities:
Deferred tax liabilities, long-term	-	214	214
Other non-current liabilities	-	525	525
Total non-current liabilities related to discontinued operations	$-	$739	$739

4. Investments in Marketable Securities

Fair Value Measurements of Assets and Liabilities

The following tables set forth our financial assets and liabilities that were accounted for at fair value on a recurring basis as of January 31, 2013 and January 31, 2012:

		Fair Value at January 31, 2013 Using
		Quoted
		Prices in	Significant
		Active	Other	Significant
		Markets for	Observable	Unobservable
	January 31,	Identical Assets	Inputs	Inputs
	2013	(Level 1)	(Level 2)	(Level 3)
	(Amounts in thousands)
Financial assets:
Cash	$104,109	$104,109	-	-
Money market accounts (a)	2,612	2,612	-	-
Available for sale marketable securities:
Current marketable securities:
U.S. government agency issues	6,104	6,104	-	-
Non-current marketable securities:
U.S. government agency issues	7,169	7,169	-	-
Total	$119,994	$119,994	$-	$-

Other liabilities:
Acquisition-related consideration (b)	$5,656	$-	$-	$5,656

		Fair Value at January 31, 2012 Using
		Quoted
		Prices in	Significant
		Active	Other	Significant
		Markets for	Observable	Unobservable
	January 31,	Identical Assets	Inputs	Inputs
	2012	(Level 1)	(Level 2)	(Level 3)
	(Amounts in thousands)
Financial assets:
Cash	$74,226	$74,226	-	-
Money market accounts (a)	6,359	6,359	-	-
Available for sale marketable securities:
Current marketable securities:
U.S. government agency issues	7,855	7,855	-	-
Non-current marketable securities:
U.S. government agency issues	4,140	4,140	-	-
Total	$92,580	$92,580	$-	$-

Other liabilities:
Acquisition-related consideration (b)	$12,255	$-	$-	$12,255

(a)	Money market funds and U.S. government agency securities, included in cash and cash equivalents on the accompanying consolidated balance sheet, are valued at quoted market prices for identical instruments in active markets.

(b)	The fair value of our contingent consideration arrangement is determined based on our evaluation as to the probability and amount of any earn-out that will be achieved based on expected future performance by the acquired entity, as well as the fair value of fixed purchase price.

The following table sets forth a reconciliation of liabilities measured at fair value on a recurring basis with the use of significant unobservable inputs (Level 3) for the fiscal year ended January 31, 2013 (amounts in thousands):

Level 3
Accrued Contingent
Consideration

Ending balance January 31, 2012	$12,255
Additional contingent earnout	2,222
Contingency payments	(8,453)
Change in fair value	194
Translation adjustment	(562)
Ending balance January 31, 2013	$5,656

Available-for-Sale Securities

We rely on mark to market valuations to record the fair value of our available for sale security assets which are measured under a Level 1 input. These assets are publicly-traded equity securities for which market prices are readily observable and recorded. At January 31, 2013 and 2012, we had $6.1 million and $7.9 million, respectively, in short-term marketable securities and $7.2 million and $4.1 million, respectively, in long-term marketable securities.

We determine the appropriate classification of debt securities at the time of purchase and reevaluate such designation as of each balance sheet date. Our investment portfolio consists of money market funds, corporate debt investments, asset-backed securities, government-sponsored enterprises, and state and municipal obligations. All highly liquid investments with an original maturity of three months or less when purchased are considered to be cash equivalents. All cash equivalents are carried at cost, which approximates fair value. Our marketable securities are classified as available-for-sale and are reported at fair value with unrealized gains and losses, net of tax, reported in stockholders’ equity as a component of accumulated other comprehensive income or loss. The amortization of premiums and accretions of discounts to maturity are computed under the effective interest method and is included in interest income. Interest on securities is recorded as earned and is also included in interest income. Any realized gains or losses would be shown in the accompanying consolidated statements of operations and comprehensive income (loss) in other expense, net.

The following is a summary of available-for-sale securities, including the cost basis, aggregate fair value and gross unrealized gains and losses, for cash equivalents, short-and long-term marketable securities portfolio as of January 31, 2013 and 2012:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(Amounts in thousands)
January 31, 2013:
Cash	$104,109	$-	$-	$104,109
Cash equivalents	2,612	-	-	2,612
Cash and cash equivalents	106,721	-	-	106,721
U.S, government agency issues	6,043	61	-	6,104
Corporate debt securities	-	-		-
Marketable securities—short-term	6,043	61	-	6,104

U.S. government agency issues	7,147	22	-	7,169
Corporate debt securities	-	-	-	-
Marketable securities—long-term	7,147	22	-	7,169
Total cash equivalents and marketable securities	$119,911	$83	$-	$119,994
January 31, 2012:
Cash	$74,226	$-	$-	$74,226
Cash equivalents	6,359	-	-	6,359
Cash and cash equivalents	80,585	-	-	80,585
U.S. government agency issues	6,781	68	-	6,849
Corporate debt securities	1,000	6		1,006
Marketable securities—short-term	7,781	74	-	7,855

U.S. government agency issues	4,126	14	-	4,140
Corporate debt securities	-	-	-	-
Marketable securities—long-term	4,126	14	-	4,140
Total cash equivalents and marketable securities	$92,492	$88	$-	$92,580

During fiscal 2013, 2012 and 2011, available-for-sale securities were sold for total proceeds of $0, $0, and $0.5 million, respectively. The gross realized gains and losses for fiscal years 2013, 2012 and 2011 were immaterial. For purposes of determining gross realized gains and losses, the cost of securities sold is based on specific identification.

Contractual maturities of available-for-sale debt securities at January 31, 2013 are as follows (amounts in thousands):

Estimated
Fair Value
Maturity of one year or less	$6,104
Maturity between one and five years	7,169
Total	$13,273

We concluded that there were no other than temporary declines in investments recorded as of January 31, 2013, 2012 and 2011. The unrealized holding losses, net of tax, on available-for-sale securities in the amount of approximately $6,000, $0.1 million and $0.1 million for the years ended January 31, 2013, 2012 and 2011, respectively, have been included in stockholders’ equity as a component of accumulated other comprehensive loss.

Cash, Cash Equivalents and Marketable Securities

Cash and cash equivalents consist primarily of highly liquid investments in money market mutual funds, government sponsored enterprise obligations, treasury bills, commercial paper and other money market securities with remaining maturities at date of purchase of 90 days or less. The fair value of cash (including restricted cash), cash equivalents and marketable securities at January 31, 2013 and 2012 was $120.9 million and $93.8 million, respectively, and approximated fair value.

Restricted Cash

Pursuant to certain lease agreements, share purchase agreements and agreements with financial institutions, we are required to maintain cash reserves, classified as restricted cash. Current restricted cash totaled $0.9 million and $1.2 million at January 31, 2013 and 2012, respectively.

Acquisition-Related Consideration

We determined the fair value of the acquisition-related consideration in connection with the acquisition of eventIS in September 2009 using a probability-weighted discounted cash flow model. This fair value measurement is based on significant inputs not observed in the market and thus represents a Level 3 measurement. Any change in the fair value of the acquisition-related consideration for the deferred fixed purchase price and earn-out payments subsequent to the acquisition date, including changes from events after the acquisition date, such as changes in our estimate of the performance goals, will be recognized in earnings in the period the estimated fair value changes. The fair value of the acquisition-related consideration to be distributed directly to the eventIS, VividLogic and Flashlight selling shareholders is $5.7 million as of January 31, 2013.

5. Consolidated Balance Sheet Detail

Inventory consists primarily of hardware and related component parts and is stated at the lower of cost (on a first-in, first-out basis) or market. Inventories consist of the following:

	January 31,
	2013	2012
	(Amounts in thousands)
Components and assemblies	$4,162	$6,402
Finished products	3,210	3,816
Total inventories	$7,372	$10,218

Property and equipment, net consists of the following:

	Estimated
	Useful	January 31,
	Life (Years)	2013	2012
		(Amounts in thousands)

Land		$2,780	$2,780
Buildings	20	11,426	11,426
Office furniture and equipment	5	3,379	3,153
Computer equipment, software and demonstration equipment	3	45,787	48,507
Deployed assets	2-7	3,280	3,280
Service and spare components	5	8,368	9,003
Leasehold improvements	1-7	1,661	2,644
Automobiles and trucks	5	211	211
Assets not yet placed in service		1,363	366
		78,255	81,370
Less - Accumulated depreciation and amortization		(58,493)	(61,208)
Total property and equipment, net		$19,762	$20,162

Depreciation and amortization expense of fixed assets was $4.7 million, $5.4 million and $6.2 million for the years ended January 31, 2013, 2012 and 2011, respectively.

Other accrued expenses consist of the following:

	January 31,
	2013	2012
	(Amounts in thousands)

Accrued compensation and commissions	$4,136	$5,514
Acquisition-related consideration	5,656	3,793
Employee benefits	1,210	852
Accrued other	5,171	3,186
Total other accrued expenses	$16,173	$13,345

6. Investments in Affiliates

We periodically review indicators of the fair value of our investments in affiliate companies in order to assess whether available facts or circumstances, both internally and externally, may suggest an other than temporary decline in the fair value of the investment. There were no indications of other than temporary declines in the fair value of investments in affiliates as of January 31, 2013 and 2012, respectively. Our investments in affiliates under the cost method of accounting are as follows:

	January 31,
	2013	2012
	(Amounts in thousands)
Minerva	1,000	1,000
Visible World	551	551
Other investments	1,400	1,462
Total investments in affiliates	$2,951	$3,013

Minerva Networks, Inc. As of January 31, 2013, we owned 1,333,334 shares of preferred stock representing 2.9% of the total capital stock of Minerva Networks, Inc. (“Minerva”), a California based company specializing in software products for the telecommunications and television markets. The preferred shares are convertible to 1,333,334 shares of common stock under certain conditions as defined in the Stock Purchase Agreement. We account for this investment under the cost method of accounting.

Visible World. We own less than 5% of the common and preferred stock of Visible World and we account for this investment under the cost method of accounting. For fiscal years 2012 and 2011, we recognized revenues of approximately $11,000 and $0.5 million respectively, from Visible World. We did not recognize any revenue from Visible World in fiscal 2013.

Casa Systems, Inc. On April 26, 2010, we sold our entire equity investment in Casa Systems, Inc., a Massachusetts based company that specializes in VOD products for the telecommunications and television markets, for $34.1 million realizing a pre-tax profit of $25.2 million, which is recorded in gain on sale of investment in affiliates on our consolidated statements of operations and comprehensive income (loss) for fiscal 2011.

InSite One. In the fourth quarter of fiscal 2011, we sold our entire equity investment in InSite One for $4.6 million in cash realizing a pre-tax profit of $1.9 million, which is recorded in gain on sale of investment in affiliates on our consolidated statements of operations and comprehensive income (loss) for fiscal 2011. In fiscal 2013, we recorded an additional $0.9 million gain on sale of Insite One, as we received additional funds that were previously held in escrow by the buyers of Insite One.

7. Acquisitions

Flashlight Engineering and Consulting, LLC

On June 19, 2012, we completed the acquisition of all the assets and intellectual property, including customer contracts and non-compete agreements, from Flashlight for $0.3 million in cash. As a result of achieving certain of the performance metrics during fiscal 2013, an earn-out of $0.2 million was achieved and accrued in fiscal 2013. We anticipate making this payment in the first quarter of fiscal 2014.

eventIS Group B.V.

On September 1, 2009, we acquired the entire share capital of eventIS which is based in Eindhoven, the Netherlands, and provides VOD and linear broadcast software and related services to cable television and telecommunications companies primarily in Europe. The results of eventIS’s operations have been included in the consolidated financial statements since the acquisition date. We acquired eventIS to expand our VOD solutions into the European market.

Fair Value of Consideration Transferred

Under the terms of the definitive agreement with eventIS, we paid $36.6 million upon the closing of the transaction on September 1, 2009. In addition, we were obligated to pay €1.2 million (approximately $1.6 million) in cash to the former eventIS shareholders on each of the first three anniversary dates following the acquisition. We were also obligated on each of the aforementioned anniversary dates to issue shares of restricted stock equating to €0.8 million (approximately $1.1 million) annually to the former eventIS shareholders. The purchase price also included a performance-based component principally related to the achievement of certain annual revenue targets for eventIS and SeaChange products and services. The revenue performance metrics cover the three year period ending January 31, 2013 with payment upon achievement of these metrics occurring annually. We have made cash payments to date to the holding company of approximately $44 million and issued approximately 304,000 restricted common shares. On September 1, 2012, we amended the eventIS share purchase agreement with the holding company and as a result, we will accelerate approximately 102,000 restricted shares on September 1, 2013. The amendment did not change the total amount of payments payable under the purchase agreement. We estimate earn-out payments will be made in the first half of fiscal 2014 for amounts earned based on the respective earn-out criteria.

VividLogic, Inc.

On February 1, 2010, we completed our acquisition of VividLogic, Inc. (“VividLogic”). VividLogic, based in Fremont, California provides in-home infrastructure software for high definition televisions, in-home gateway, and set-top boxes to cable television service providers, set-top box manufacturers and consumer electronics (“CE”) suppliers. We acquired VividLogic to expand our in-home solutions. The results of VividLogic’s operations have been included in the consolidated financial statements since the acquisition date.

Fair Value of Consideration Transferred

As of January 31, 2013, we have made cash payments totaling approximately $26 million to the former shareholders of VividLogic. Under the share purchase agreement with the former shareholders of VividLogic, we were obligated to make a fixed payment of $1.0 million on February 1, 2013 which was paid on February 4, 2013. Additional earn-out payments in the amount of $2.0 million were earned for the year ending January 31, 2013 based on qualifying product revenue. We have recorded as a liability in our consolidated balance sheet as of January 31, 2013 for this earn out payment, which we expect to pay in the first half of fiscal 2014.

8. Goodwill and Intangible Assets

At January 31, 2013 and 2012, we had goodwill of $45.1 million and $44.4 million, respectively. The change in the carrying amount of goodwill for the years ended January 31, 2013 and 2012 are as follows:

	Software	Media Services	Total

Balance at January 31, 2011	$45,257	$19,422	$64,679
Cumulative translation adjustment	(842)	(197)	(1,039)

Balance at January 31, 2012	44,415	19,225	63,640

Acquisition of goodwill - Flashlight	10		10
Goodwill related to discontinued operations	-	(19,225)	(19,225)
Cumulative translation adjustment	678	-	678
Balance at January 31, 2013	$45,103	$-	$45,103

The goodwill balance excludes $0.6 million of goodwill assigned, based on a relative fair value calculation, to the divestiture of the Broadcast Servers and Storage business unit and is included in non-current assets related to discontinued operations in the consolidated balance sheets.

We perform our annual impairment test of goodwill annually on August 1st and have determined that the fair value of our goodwill balance exceeded its carrying value. Accordingly, since no impairment indicator existed as of August 1, 2012 and the fair value of the goodwill exceeded the carrying value, we determined that goodwill was appropriately stated as of August 1, 2012 and no impairment charge was necessary. For more information on the goodwill impairment test see “MD&A – Critical Accounting Policies and Significant Judgments and Estimates,” located in Part II, Item 7., of this Form 10-K.

At January 31, 2013 and 2012, the balances in net intangible assets of $17.5 million and $22.4 million, respectively, consist of patents, customer contracts, non-compete agreements, completed technology and trademarks.

Intangible assets, net, consisted of the following:

		January 31, 2013			January 31, 2012
	Weighted average remaining life (Years)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
		(Amounts in thousands)
Finite-lived intangible assets:
Customer contracts	6.1	$32,568	$(18,756)	$13,812	$31,758	$(15,726)	$16,032
Non-compete agreements	0.7	2,769	(2,375)	394	2,673	(1,869)	804
Completed technology	5.2	11,448	(8,437)	3,011	11,259	(6,048)	5,211
Trademarks and other	0.8	1,726	(1,629)	97	1,715	(1,530)	185
Total finite-lived intangible assets		$48,511	$(31,197)	$17,314	$47,405	$(25,173)	$22,232

Infinite-lived intangible assets:
Trade names	Infinite	200	-	200	200	-	200
Total indefinte-lived intangible assets		$200	$-	$200	$200	$-	$200
Total intangible assets		$48,711	$(31,197)	$17,514	$47,605	$(25,173)	$22,432

Estimated useful lives and the amortization basis for the intangible assets are as follows:

Estimated Useful Life and Amortization Basis
Customer contracts	1 - 8 years using economic consumption life basis
Non compete agreements	2 - 3 years economic life of the agreement
Completed technology	4 - 6 years using economic consumption life basis
Trademarks and other	5 years using economic consumption life basis
Trade names	indefinite life

Amortization expense for intangible assets was $6.4 million, $6.3 million and $5.1 million for fiscal 2013, 2012 and 2011, respectively. In fiscal 2013, 2012 and 2011, $2.4 million, $2.5 million, and $2.0 million respectively, were charged to cost of product revenues. In fiscal 2013, 2012 and 2011, $4.0 million, $3.8 million and $3.1 million, respectively, were charged to operating expense. The total amortization expense for each of the next five fiscal years is as follows (amounts in thousands):

Estimated
Amortization
For the Fiscal Years Ended January 31,	Expense
2014	$4,948
2015	4,191
2016	3,339
2017	2,359
2018	1,551
Fiscal 2019 and thereafter	926
Total Future Amortization	$17,314

Actual amounts may change from such estimated amounts due to fluctuations in foreign currency exchange rates, additional intangible asset acquisitions, potential impairment, accelerated amortization, or other events.

9. Severance and Other Restructuring Costs

During fiscal 2013, we continued to take actions to lower our cost structure as we strive to improve our financial performance and incurred restructuring charges totaling $3.1 million. These charges included severance costs of $1.9 million and other restructuring costs of $1.2 million. Severance costs were primarily a result of a reduction of the finance and manufacturing departments and the termination of two senior executives during fiscal 2013. The other restructuring costs included:

•	$0.8 million for the write off of leasehold improvements for the reduction of space and certain fixed assets in our leased facility in the Philippines;

•	$0.2 million for a sign-on bonus, relocation expenses and recruitment fees relating to the hiring and appointment of a permanent Chief Executive Officer on May 1, 2012; and

•	$0.2 million reduction in the carrying value of our facility in New Hampshire in the third quarter of fiscal 2013.

With the divestiture of our Broadcast Servers and Storage business, we determined we would no longer utilize our facility in New Hampshire as an active operation and have placed the building on the market for sale. We originally placed it on the market for $0.7 million. To be more competitive in the real estate market in which the property is located, we reduced the selling price to $0.5 million in the third quarter of fiscal 2013.

During fiscal 2012, we incurred restructuring charges totaling $3.6 million including severance costs of $2.5 million for the termination of 33 employees, including the departure of the President and the retirement of the Chief Executive Officer and a $1.1 million restructuring charge for the disposal of fixed assets relating to the New Hampshire facility discussed above.

The following table shows the change in balances of our severance liability for the fiscal year ended January 31, 2013. These amounts are reported as a component of accrued liabilities on the consolidated balance sheets as of January 31, 2013 (amounts in thousands):

Accrual balance as of January 31, 2012	$2,225
Severance charges accrued	1,884
Severance costs paid	(3,779)
Accrual balance as of January 31, 2013	$330

10. Commitments and Contingencies

ARRIS Litigation

On July 31, 2009, ARRIS filed a contempt motion in the U.S. District Court for the District of Delaware (“the Court”) against SeaChange International relating to U.S. Patent No 5,805,804 (the “ ‘804 patent”), a patent in which ARRIS has an ownership interest. On August 3, 2009, SeaChange filed a complaint seeking a declaratory judgment from the Court that its products do not infringe the ‘804 patent and asserting certain equitable defenses. On June 4, 2010, the Court entered an Order staying the declaratory judgment action pending resolution of the contempt proceeding. On September 2, 2011, the Court entered an Order in which it concluded that a contempt proceeding was the appropriate procedure for resolving the parties’ dispute and that further factual and legal determinations would be necessary. On March 1, 2012, the Court conducted a hearing on the contempt motion at which the parties submitted additional information. On October 9, 2012, the Court rejected ARRIS's contempt allegations, concluding that the record did not contain clear and convincing evidence to support a contempt finding that SeaChange’s modified ITV system infringes the ARRIS patent. The Court denied ARRIS motion of contempt. ARRIS filed a Notice of Appeal on November 8, 2012. ARRIS and SeaChange have submitted their briefs to the Court of Appeals for the Federal circuit, though no date has been set yet for oral argument. The District Court has continued the stay of SeaChange's case seeking a declaratory judgment pending resolution of ARRIS's appeal.

Revolving Line of Credit/Demand Note Payable

Our $20.0 million revolving line of credit with RBS Citizens expired on October 31, 2012. On November 28, 2012, we entered into a letter agreement with JP Morgan for a demand discretionary line of credit and a Demand Promissory Note in the aggregate amount of $20.0 million (the “Line of Credit”). Borrowings under the Line of Credit will be used to finance working capital needs and for general corporate purposes. The Line of Credit expires on November 27, 2013. We currently do not have any borrowings nor do we have any financial covenants under this line.

We are occasionally required to post customer performance bonds, issued by a financial institution, to secure certain sales contracts. Customer performance bonds generally authorize the financial institution to make a payment to the beneficiary upon the satisfaction of a certain event or the failure to satisfy an obligation. The customer performance bonds are generally posted for one-year terms and are usually automatically renewed upon maturity until such time as we have satisfied the commitment secured by the customer performance bond. We are obligated to reimburse the issuer only if the beneficiary collects on the customer performance bonds. We currently have a customer performance bond outstanding totaling $0.9 million which was previously secured under the RBS Citizens line of credit. This performance bond will be transferred under the recently signed demand line of credit with JP Morgan, but as an interim procedure until the performance bond is transferred, we signed a Pledge and Security Agreement with RBS Citizens which requires us to reimburse RBS Citizens for all amounts paid under the customer performance bond. As such, we are holding $0.9 million in restricted cash with RBS Citizens on our consolidated balance sheet as of January 31, 2013 to cover this outstanding customer performance bond until this performance bond is transferred under the JP Morgan demand line.

Operating Leases

We lease certain of our operating facilities, automobiles and office equipment under non-cancelable operating leases, which expire at various dates through 2017. Leases for our facilities typically contain standard commercial lease provisions, including renewal options and rent escalation clauses. Rental expense under operating leases was $2.7 million, $2.6 million and $3.1 million for fiscal 2013, 2012 and 2011, respectively. Future commitments under minimum lease payments as of January 31, 2012 are as follows (amounts in thousands):

Operating
For the Fiscal Years Ended January 31,	Leases
2014	$1,980
2015	1,274
2016	1,055
2017	680
2018	-
2019 and thereafter	-
Minimum operating lease payments	$4,989

We have non-cancelable purchase commitments for our inventories of approximately $2.7 million at January 31, 2013.

Indemnification and Warranties

We enter into agreements in the ordinary course of business with customers, resellers, distributors, integrators and suppliers. Most of these agreements require us to defend and/or indemnify the other party against intellectual property infringement claims brought by a third party with respect to our products. From time to time, we also indemnify customers and business partners for damages, losses and liabilities they may suffer or incur relating to personal injury, personal property damage, product liability, and environmental claims relating to the use of our products and services or resulting from the acts or omissions of us, our employees, authorized agents or subcontractors. For example, SeaChange has received requests from several of its customers for indemnification of patent litigation claims. Management cannot reasonably estimate any potential losses, but these claims could result in material liability for us.

We warrant that our products, including software products, will substantially perform in accordance with their standard published specifications in effect at the time of delivery. In addition, we provide maintenance support to our customers and therefore allocate a portion of the purchase price to the initial warranty period and recognize revenue on a straight-line basis over the warranty period related to both the warranty obligation and the maintenance support agreement. When we receive revenue for extended warranties beyond the standard duration, it is deferred and recognized on a straight-line basis over the contract period. Related costs are expensed as incurred.

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

11. Stockholders’ Equity

Stock Authorization

The Board of Directors is authorized to issue from time to time up to an aggregate of 5,000,000 shares of preferred stock, in one or more series. Each such series of preferred stock shall have the number of shares, designations, preferences, voting powers, qualifications and special or relative rights or privileges to be determined by the Board of Directors, including dividend rights, voting rights, redemption rights and sinking fund provisions, liquidation preferences, conversion rights and preemptive rights. No preferred stock has been issued as of January 31, 2013.

Stock Repurchase Program

On March 28, 2012, our Board of Directors authorized the repurchase of up to $25.0 million of our common stock, par value $0.01 per share, through a stock repurchase program which expired by its terms on January 31, 2013. Under the program, management was authorized to repurchase shares through Rule 10b5-1 plans, open market purchases, privately negotiated transactions, block purchases or otherwise in accordance with applicable federal securities laws, including Rule 10b-18 of the Securities Exchange Act of 1934. Management executed a Rule 10b5-1 plan commencing in September 2012. This share repurchase program did not obligate us to acquire any specific number of shares and could have been suspended or discontinued. All repurchases were expected to be funded from our current cash position. The timing and amount of the shares to be repurchased was based on market conditions and other factors, including price, corporate and regulatory requirements, and alternative investment opportunities. As of January 31, 2013, we repurchased a total of 764,024 shares of our common stock at an average price of $8.12 per share and used a total of $6.2 million of cash, including fees under this plan.

Stock-Based Compensation

We use on a modified prospective basis, the provisions of the authoritative guidance which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including employee stock options, RSUs and, prior to its termination, employee stock purchases related to an Employee Stock Purchase Plan (“ESPP”) based on estimated fair values. The fair value of our stock-based options and performance-based RSUs, less expected forfeitures, is amortized over the awards’ vesting period on a graded vesting basis, whereas the RSUs and ESPP stock units are amortized on a straight-line basis. We have applied the provisions of authoritative guidance allowing the use of a “simplified” method, in developing an estimate of the expected term of “plain vanilla” share options.

Stock-based compensation includes expense charges for all stock-based awards to employees and directors. Such awards include option grants, RSU awards, and, prior to its termination, shares expected to be purchased under an ESPP. The estimated fair value of our stock-based options and performance-based RSUs, less expected forfeitures, is amortized over the awards’ vesting period on a graded vesting basis, whereas the RSUs and ESPP stock units are amortized on a straight-line basis.

The effect of recording stock-based compensation was as follows:

	For the Fiscal Years Ended January 31,
	2013	2012	2011
	(Amounts in thousands)
Stock-based compensation expense by type of award:
Stock options	$1,758	$120	$(60)
Restricted stock units	2,218	1,265	742
Performance-based restricted stock units	125	1,603	1,763
Employee stock purchase plan	-	-	153
Total stock-based compensation	$4,101	$2,988	$2,598

Since additional option grants and RSU awards are expected to be made each year and options and awards vest over several years, the effects of applying authoritative guidance for recording stock-based compensation for the year ended January 31, 2013 are not indicative of future amounts.

Determining Fair Value

Stock Options

We record the fair value of most stock options, including rights granted under the ESPP prior to its termination, using the Black-Scholes valuation model. Key input assumptions used to estimate the fair value of stock options include the exercise price, the expected option term, the risk-free interest rate over the option’s expected term, the expected annual dividend yield and the expected stock price volatility. The expected option term was determined using the “simplified” method for “plain vanilla” options. The expected stock price volatility was established using a blended volatility, which is an average of the historical volatility of our common stock over a period of time equal to the expected term of the stock option, and the average volatility of our common stock over the most recent one-year and two-year periods.

The fair value of stock options granted was estimated at the date of grant using the following assumptions:

	For the Fiscal Years Ended January 31,
	2013	2012	2011
Expected term (in years)	3-7	4-5	4-5
Expected volatility (range)	49-52%	52%	51%-53%
Weighted average volatility	52%	52%	53%
Risk-free interest rate	0.7-1.2%	0.8%	1.5%-1.6%
Weighted average interest rate	1.2%	0.8%	1.6%
Expected dividend yield	0%	0%	0%

The fair value of ESPP stock granted was estimated at the date of grant using following assumptions:

	For the Fiscal Years Ended January 31,
	2013	2012	2011
Expected term (in years)	*	*	0.5
Weighted average volatility	*	*	48%
Weighted average interest rate	*	*	0.1%
Expected dividend yield	*	*	0%

* The ESPP plan was cancelled in fiscal 2011.

Market-Based Options

When market-based vesting is used on stock options (“Market Condition Options”) we use the Monte Carlo simulation model. The model simulates daily trading prices of the Market Condition Options’ expected term to determine if vesting conditions would be triggered during that term.

Stock Option Plans

2011 Compensation and Incentive Plan.

On July 20, 2011 our stockholders approved the adoption of our 2011 Compensation and Incentive Plan (the “2011 Plan”). Under the 2011 Plan the number of shares of common stock that may be delivered in satisfaction of awards granted under the 2011 Plan is equal to 2,800,000 shares plus the number of expired, terminated, surrendered or forfeited awards under the Amended and Restated 2005 Equity Compensation and Incentive Plan (the“ 2005 Plan”) subsequent to July 20, 2011. Upon approval of the 2011 Plan, the 2005 Plan was terminated. The 2011 Plan provides for the grant of incentive stock options, nonqualified stock options, stock options with market-based vesting, restricted stock, RSUs, and other equity based non-stock option awards as determined by the plan administrator for the purchase of up to an aggregate of 2,800,000 shares of our common stock by officers, employees, consultants and directors of the Company. We may satisfy awards upon the exercise of stock options or vesting of RSUs with newly issued shares or treasury shares. The Board of Directors is responsible for the administration of the 2011 Plan and determining the term of each award, award exercise price, the number of shares for which each award is granted and the rate at which each award vests. As of January 31, 2013, there were 857,515 shares available for future grant.

On May 1, 2012, we granted to the Chief Executive Officer 875,000 Market Condition Options to purchase common stock at an exercise price equal to the last reported sale price of the common stock as of the date of grant. The options have a term of ten years from the date of grant and the number of stock options that vest is variable depending on the closing price of our publicly-traded common stock. These stock options with market vesting conditions were valued using the Monte Carlo pricing model.

Option awards may be granted to employees at an exercise price per share of not less than 100% of the fair market value per common share on the date of the grant. RSUs and other equity-based non-stock option awards may be granted to any officer, employee, director or consultant at a purchase price per share as determined by the Board of Directors. Awards granted under the 2011 Plan generally vest over three years and expire 10 years from the date of the grant.

Amended and Restated 2005 Equity Compensation and Incentive Plan

The 2005 plan was terminated upon the adoption of the 2011 Plan on July 20, 2011. No further awards will be granted under the 2005 Plan. The 2005 Plan provided for the grant of incentive stock options, nonqualified stock options, restricted stock, RSUs, and “other” non-stock option awards as determined by the plan administrator for the purchase of up to an aggregate of 2,800,000 shares of our common stock by officers, employees, consultants and directors of the Company. We may satisfy awards upon the exercise of stock options or vesting of RSUs with either newly issued shares or treasury shares. The Board of Directors is responsible for the administration of the 2005 Plan and determining the term of each award, award exercise price, number of shares for which each award is granted and the rate at which each award is exercisable.

The following table summarizes the stock option activity (excluding RSUs):

	For the Fiscal Years Ended January 31,
	2013		2012		2011
	Shares	Weighted average exercise price	Shares	Weighted average exercise price	Shares	Weighted average exercise price
Outstanding at beginning of period	2,125,371	$11.83	2,382,174	$12.31	3,934,973	$15.41
Granted	892,500	$8.21	250,000	$6.74	15,000	$8.77
Exercised	(304,550)	$7.19	(253,668)	$7.04	(309,195)	$6.71
Forfeited/expired/cancelled	(795,873)	$13.11	(253,135)	$16.11	(1,258,604)	$23.30
Outstanding at end of period	1,917,448	$10.35	2,125,371	$11.83	2,382,174	$12.31
Options exercisable at end of period	937,444	$12.78	1,878,707	$12.51	2,367,176	$12.33
Weighted average remaining contractual term (in years)		1.86		2.10		1.95

The weighted-average fair valuation at grant date of stock options granted during the years ended January 31, 2013, 2012 and 2011, was $3.78, $2.86, and $3.70, respectively. As of January 31, 2013, the unrecognized stock-based compensation related to the unvested stock options was $2.3 million net of estimated forfeitures. Total unrecognized compensation cost will be adjusted for any future changes in estimated changes in forfeitures. This cost will be recognized over an estimated weighted average amortization period of seventeen months.

The total intrinsic value of options exercised during the years ended January 31, 2013, 2012 and 2011 was $0.5 million, $0.8 million and $0.5 million, respectively, with intrinsic value defined as the difference between the market price on the date of exercise and the grant date price.

The cash received from employees as a result of employee stock option exercises during fiscal years 2013, 2012 and 2011 was $2.2 million, $1.8 million, and $2.1 million, respectively.

The following table summarizes information about employee and director stock options outstanding and exercisable as of January 31, 2013:

	Options Outstanding			Options Exercisable
	Number outstanding	Weighted average remaining contractual terms (years)	Weighted average exercise price	Number exercisable	Weighted average exercise price
Range of exercise prices
$6.55 to $6.55	500	0.51	$6.55	500	$6.55
$6.74 to $6.74	250,000	5.96	$6.74	149,995	$6.74
$6.78 to $10.33	992,405	1.30	$8.32	112,405	$9.09
$10.45 to $10.56	61,086	0.41	$10.76	61,086	$10.76
$12.21 to $12.21	117,813	1.25	$12.21	117,813	$12.21
$12.95 to $14.47	113,563	1.49	$14.36	113,563	$14.36
$14.56 to $15.52	23,000	0.91	$14.64	23,000	$14.64
$15.59 to $15.59	118,707	0.73	$15.59	118,707	$15.59
$15.62 to $16.56	106,088	1.07	$15.69	106,088	$15.69
$17.26 to $19.98	134,287	1.64	$17.62	134,287	$17.62
	1,917,449	1.86	$10.37	937,444	$12.78

Restricted Stock Units

Pursuant to the 2011 Plan, we may grant RSUs that entitle the recipient to acquire shares of our common stock. Awards of RSUs generally vest in equal increments on each of the first three anniversaries of the grant of the award. Stock-based compensation expense associated with the RSUs is charged for the market value of our stock on the date of grant, assuming nominal forfeitures, and is amortized over the awards’ vesting period on a straight-line basis for awards with only a service condition and graded vesting basis for awards that include both a performance and service condition. For fiscal 2013, 90,673 RSUs were earned by our executive officers under the Company’s fiscal 2013 performance-based plan.

The following table summarizes the RSU activity:

	For the Fiscal Years Ended January 31,
	2013		2012		2011
		Weighted average		Weighted average		Weighted average
		grant date		grant date		grant date
	Shares	fair value	Shares	fair value	Shares	fair value
Nonvested at beginning of period	721,365	$10.46	363,078	$8.00	572,489	$7.94
Awarded	375,317	$8.62	855,143	$10.10	223,020	$8.12
Vested	(348,346)	$8.73	(381,955)	$7.53	(353,542)	$8.15
Forfeited/expired/cancelled	(195,356)	$9.87	(114,901)	$9.73	(78,889)	$7.20
Nonvested at end of period	552,980	$10.51	721,365	$10.46	363,078	$8.00

As of January 31, 2013 the unrecognized stock-based compensation related to the unvested RSUs was $3.9 million. This cost will be recognized over an estimated weighted average amortization period of 2.1 years. Due to the retirement of our former Chief Executive Officer on December 8, 2011, his unvested RSUs were accounted for as a modification to the terms and conditions. This modification resulted in the cancellation of unvested restricted awards with a grant date value of $1.9 million and recognition of stock compensation expense of $1.3 million.

Employee Stock Purchase Plan

In September 1996, our Board of Directors adopted and the stockholders approved an ESPP, effective January 1, 1997 as amended July 16, 2008, which provided for the issuance of a maximum of 2,200,000 shares of common stock to participating employees who meet eligibility requirements. The Plan was terminated on May 31, 2010. The purchase price of the stock was 85% of the lesser of the average market price of the common stock on the first or last business day of each six-month plan period. During fiscal 2011, the number of shares of common stock issued under the ESPP was 135,632 and the cash received from employees as a result of the ESPP was $0.7 million.

12. Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss consisted of the following:

	January 31,
	2013	2012
	(Amounts in thousands)

Foreign currency translation adjustments	$(1,857)	$(9,811)
Unrealized loss on marketable securities	31	37
Accumulated other comprehensive loss	$(1,826)	$(9,774)

Unrealized holding losses on securities available for sale are approximately $6,000 and $0.1 million as of January 31, 2013 and 2012, respectively.

Comprehensive (loss) income consists of net (loss) income and other comprehensive loss, which includes foreign currency translation adjustments and changes in unrealized gains and losses on marketable securities. For purposes of comprehensive income disclosures, we do not record tax expense or benefits for the net changes in the foreign currency translation adjustments, as we intend to permanently reinvest all undistributed earnings of our foreign subsidiaries.

13. Segment Information, Significant Customers and Geographic Information

Segment Information

Operating segments are defined as components of an enterprise evaluated regularly by the Company’s senior management in deciding how to allocate resources and assess performance. Following the divestiture of the Broadcast Servers and Storage and Media Services product lines completed in the second quarter of fiscal 2013, the remaining Software and Streaming businesses were organized into one business reporting segment. The reportable segment was determined based upon the nature of the products offered to customers, the market characteristics of each operating segment and the Company’s management structure.

Our operations are now organized into one reportable segment. This segment includes product revenues from our advertising, back-office (including video streamers) and in-home gateway product solutions, related services such as professional services, installation, training, project management, product maintenance, technical support and software development for those software products.

Significant Customers

The following table summarizes revenues by significant customers where such revenue exceeded 10% of total revenues for the indicated period:

	For Fiscal Years Ended January 31,
	2013	2012	2011
Customer A	18%	24%	27%
Customer B	12%	11%	11%
Customer C	N/A	N/A	11%

Geographic Information

The following summarizes revenues by customers’ geographic locations:

	For the Fiscal Years Ended January 31,
	2013		2012		2011
	Amount	%	Amount	%	Amount	%
	(Amounts in thousands, except percentages)
Revenues by customers' geographic locations:
North America	$94,155	60%	$107,263	65%	$118,814	69%
Europe and Middle East	49,824	32%	47,889	29%	35,176	20%
Latin America	11,777	7%	5,579	3%	10,477	6%
Asia Pacific and other international locations	1,432	1%	4,061	3%	9,188	5%
Total revenues	$157,188		$164,792		$173,655

Total revenues for the United States for the fiscal years ended January 31, 2013, 2012, and 2011, were $85.3 million, $97.7 million, and $108.6 million, respectively.

The following summarizes long-lived assets by geographic locations:

	January 31,
	2013		2012
	Amount	%	Amount	%
	(Amounts in thousands, except percentages)
Long-lived assets by geographic locations:
North America	$18,046	78%	$18,325	75%
Europe (excluding UK) and Middle East	3,072	13%	2,212	9%
Asia Pacific and other international locations	2,190	9%	4,153	16%
Total long-lived assets by geographic location	$23,308		$24,690

14. Income Taxes

The components of (loss) income for continuing operations before income taxes are as follows:

	For the Fiscal Years Ended January 31,
	2013	2012	2011
	(Amounts in thousands)
Domestic	$(13,852)	$(13,610)	$20,769
Foreign	11,133	11,946	7,408
	$(2,719)	$(1,664)	$28,177

The components of the income tax benefit (provisions) from continuing operations are as follows:

	For the Fiscal Years Ended January 31,
	2013	2012	2011
	(Amounts in thousands)
Current:
Federal	$-	$(3,428)	$2,546
State	231	667	188
Foreign	(1,305)	1,177	1,111
Total	(1,074)	(1,584)	3,845
Deferred:
Federal	-	3,183	(4,677)
State	(348)	348	(135)
Foreign	(133)	(66)	(1,260)
Total	(481)	3,465	(6,072)
(Benefit from) provision for income taxes	$(1,555)	$1,881	$(2,227)

The income tax benefit (provision) for continuing operations computed using the federal statutory income tax rate differs from our effective tax rate primarily due to the following:

	For the Fiscal Years Ended January 31,
	2013	2012	2011
	(Amounts in thousands)
Statutory U.S. federal tax rate	$(952)	$(582)	$9,862
State taxes, net of federal tax benefit	81	660	51
Losses not benefitted	(1,068)	4,048	(8,559)
Non-deductible stock compensation expense	142	(68)	(79)
Other	858	957	(580)
Research and development tax credits	-	(291)	(117)
Innovation box	(779)
Foreign tax rate differential	163	(2,843)	(2,805)
	$(1,555)	$1,881	$(2,227)

Our effective tax rate was 57%, (113%), and (8%) for the fiscal years ended January 31, 2013, 2012 and 2011, respectively. The income tax benefit for fiscal 2013 was primarily due to $1.2 million resulting from the expiration of the statute of limitations for uncertain tax positions in our foreign jurisdictions and $0.8 million tax benefit in the Netherlands from the Innovation Box.

The components of deferred income taxes are as follows:

	January 31,
	2013	2012
	(Amounts in thousands)
Deferred tax assets:
Accruals and reserves	$1,760	$2,104
Deferred revenue	2,894	3,255
Stock-based compensation expense	1,892	1,549
U.S. federal, state and foreign tax credits	5,133	4,951
Loss carryforwards	9,561	2,280
Property and equipment	116	-
Other	-	-
Deferred tax assets	21,356	14,139
Less: Valuation allowance	(19,250)	(10,544)
Net deferred tax assets	2,106	3,595
Deferred tax liabilities:
Intangible assets	4,336	5,594
Other	77	76
Property and equipment	-	362
Total net deferred tax assets(liabilities)	$(2,307)	$(2,437)

At January 31, 2013, we had federal, state and foreign net operating loss carryforwards of $15.4 million, $66.4 million and $4.8 million respectively, which can be used to offset future tax liabilities and expire at various dates beginning in fiscal 2016. Utilization of these net operating loss carryforwards may be limited pursuant to provisions of the respective local jurisdiction. At January 31, 2013, we had a federal capital loss carryforward of $10.6 million. This loss can only be utilized to offset capital gains and it expires in fiscal 2018. At January 31, 2013, we had federal and state research and development credit carryforwards of $7.4 million and $1.5 million respectively, and state investment tax credit carryforwards of $0.2 million. The federal credit carryforwards will expire at various dates beginning in fiscal 2020, if not utilized. Certain state credit carryforwards will expire at various dates beginning in fiscal 2014, while certain other credit carryforwards may be carried forward indefinitely. Utilization of these credit carryforwards may be limited pursuant to provisions of the respective local jurisdiction. We also have alternative minimum tax credit carryforwards of $0.6 million which are available to reduce future federal regular income taxes over an indefinite period. We have foreign tax credit carryforwards of $0.4 million which are available to reduce future federal regular income taxes.

We review quarterly the adequacy of the valuation allowance for deferred tax assets. We have evaluated the positive and negative evidence bearing upon the realizability of our deferred tax assets and have established a valuation allowance of approximately $19.3 million for such assets, which are comprised principally of net operating loss carryforwards, research and development credits, deferred revenue, inventory and stock-based compensation. If we generate pre-tax income in the future, some portion or all of the valuation allowance could be reversed and a corresponding increase in net income would be reported in future periods. The valuation allowance increased $7.0 million from $12.3 million at January 31, 2012.

At January 31, 2013, we have indefinitely reinvested $69.0 million of the cumulative undistributed earnings of certain foreign subsidiaries. Approximately $58 million of such earnings would be subject to U.S. taxes if repatriated to the United States. Through January 31, 2013, we have not provided deferred income taxes on the undistributed earnings of our foreign subsidiaries because such earnings are considered to be indefinitely reinvested outside the United States. Non-U.S. income taxes are, however, provided on those foreign subsidiaries’ undistributed earnings with the exception of ZQ Interactive, LTD based in the British Virgin Islands. Determination of the potential deferred income tax liability on these undistributed earnings is not practicable because such liability, if any, is dependent on circumstances existing if, and when, remittance occurs.

For the fiscal year ended January 31, 2013, we recognized an additional tax expense for unrecognized tax benefits of $3.6 million. None of the amounts included in the balance of unrecognized tax benefits at January 31, 2013 of $9.4 million are related to tax positions for which it is reasonably possible that the total amounts could significantly change during the next twelve months. We recognize accrued interest and penalties related to uncertain tax positions in income tax expense. A reconciliation of the beginning and ending balance of the total amounts of gross unrecognized tax benefits, excluding interest of $0.3 million is as follows:

	For the Fiscal Years Ended January 31,
	2013	2012
	(Amounts in thousands)
Balance of gross unrecognized tax benefits, beginning of period	$6,464	$7,283
Gross amounts of increases in unrecognized tax benefits as a result of tax positions taken in the current period	3,616	431
Decrease due to expiration of statute of limitation	(737)	(319)
Decrease due to settlement	-	(876)
Effect of currency translation	21	(55)
Balance of gross unrecognized tax benefits, end of period	$9,364	$6,464

We file income tax returns in U.S. federal jurisdiction, various state jurisdictions, and various foreign jurisdictions. We are no longer subject to U.S. federal examinations before 2009. However, the taxing authorities still have the ability to review the propriety of certain tax attributes created in closed years if such tax attributes are utilized in an open tax year, such as our federal research and development credit carryovers.

15. Employee Benefit Plan

We sponsor a 401(k) retirement savings plan (the “Plan”). Participation in the Plan is available to full-time employees who meet eligibility requirements. Eligible employees may contribute up to 90% of their annual salary, subject to certain limitations. We matched contributions up to 50% of the first 6% of compensation. During fiscal 2013, 2012 and 2011, we contributed $1.7 million, $1.1 million and $1.3 million, respectively. We also contribute to various retirement plans in its international subsidiaries, of which the amounts will vary, according to the local plans specific to each foreign location.

16. Related Party

On September 1, 2009, we completed the acquisition of eventIS from a holding company in which Erwin van Dommelen, who was employed by us from March 2010 to September 2012, had a 32% interest in the holding company. Under the terms of the definitive agreement, we paid $36.6 million upon the closing of the transaction on September 1, 2009. For more information on this transaction see Note 7., “Acquisitions,” above.

On April, 5, 2012, we purchased 63,000 shares from our former CEO, William Styslinger, III. The consideration for these shares totaled $0.5 million at the then current market price of $8.00 per share. In addition, in connection with his retirement, Mr. Styslinger and SeaChange entered into a separation agreement, dated as of November 29, 2011. Under the terms of the separation agreement, we agreed to pay Mr. Styslinger $1.0 million in twelve equal monthly installments on SeaChange’s regular payroll schedule. As of January 31, 2013, we have fulfilled our obligation to Mr. Styslinger.

17. Quarterly Results of Operations—Unaudited

The following table sets forth certain unaudited quarterly results of operations for fiscal 2013 and fiscal 2012. In the opinion of management, this information has been prepared on the same basis as the audited consolidated financial statements and all necessary adjustments, consisting only of normal recurring adjustments, have been included in the amounts stated below to present fairly the quarterly information when read in conjunction with the audited consolidated financial statements and notes thereto included elsewhere in this Form 10-K. The quarterly operating results are not necessarily indicative of future results of operations.

	Fiscal Year Ended January 31, 2013
	Q1	Q2	Q3	Q4
	(Amounts in thousands, except per share data)
Revenue	$36,626	$36,738	$39,249	$44,575
Gross profit	20,153	16,490	19,503	25,776
Operating expenses	21,324	23,295	20,404	20,417
Net (loss) income from continuing operations	(287)	(7,394)	367	6,343
Net (loss) income from discontinued operations (1)	(19,290)	2,100	211	613
Net (loss) income	(19,577)	(5,294)	578	6,956

Net income (loss) per share from continuing operations (2):
Basic (loss) income per share	$(0.01)	$(0.22)	$0.01	$0.20
Diluted (loss) income per share	$(0.01)	$(0.22)	$0.01	$0.19
Loss per share from discontinued operations (2):
Basic loss per share	$(0.59)	$0.06	$0.01	$0.02
Diluted loss per share	$(0.59)	$0.06	$0.01	$0.02
Earnings per share (2):
Basic income (loss) per share	$(0.60)	$(0.16)	$0.02	$0.22
Diluted income (loss) per share	$(0.60)	$(0.16)	$0.02	$0.21

	Fiscal Year Ended January 31, 2012
	Q1	Q2	Q3	Q4
	(Amounts in thousands, except per share data)
Revenue	$40,169	$38,386	$42,913	$43,324
Gross profit	22,038	22,111	24,308	23,540
Operating expenses	22,809	21,334	23,570	25,954
Net (loss) income from continuing operations	(404)	966	1,108	(5,073)
Net income (loss) from discontinued operations (1)	20	(179)	(700)	248
Net (loss) income	(384)	787	408	(4,825)

Net income (loss) per share from continuing operations (2):
Basic income (loss) per share	$(0.01)	$0.03	$0.03	$(0.16)
Diluted income (loss) per share	$(0.01)	$0.03	$0.03	$(0.16)
Loss per share from discontinued operations (2):
Basic loss per share	$0.00	$(0.01)	$(0.02)	$0.01
Diluted loss per share	$0.00	$(0.01)	$(0.02)	$0.01
Earnings per share (2):
Basic (loss) income per share	$(0.01)	$0.02	$0.01	$(0.15)
Diluted (loss) income per share	$(0.01)	$0.02	$0.01	$(0.15)

(1)	In May 2012, we completed the sale of our Broadcast Servers and Storage business and our Media Services business. As a result, both businesses have been reported as discontinued operations in our consolidated financial statements. For all periods presented, our consolidated financial statements have been recast to reflect the presentation of discontinued operations.

(2)	The sum of per share data may not agree to annual amounts due to rounding.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A. Controls and Procedures

(A) Evaluation of Disclosure Controls and Procedures

We evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Form 10-K. Raghu Rau, our Chief Executive Officer, and Michael D. Bornak, our Chief Financial Officer, participated in this evaluation. Based upon that evaluation, Messrs. Rau and Bornak concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

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

Our management assessed the effectiveness of our internal control over financial reporting as of January 31, 2013. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on our assessment, management concluded that, as of January 31, 2013, our internal control over financial reporting was effective based on those criteria.

The effectiveness of our internal control over financial reporting as of January 31, 2013 has been audited by Grant Thornton LLP, our independent registered public accounting firm, as stated in their report which is included immediately below.

To the Board of Directors and Shareholders of SeaChange International, Inc.

We have audited the internal control over financial reporting of SeaChange International, Inc. (a Delaware Corporation) and subsidiaries (the “Company”) as of January 31, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 31, 2013, based on criteria established in Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company as of and for the year ended January 31, 2013, and our report dated April 10, 2013 expressed an unqualified opinion on those financial statements.

/s/ Grant Thornton LLP

Boston, Massachusetts

April 10, 2013

(C) Changes in Internal Control over Financial Reporting

As a result of the evaluation completed by management, and in which Messrs. Rau and Bornak participated, we have concluded that there were no changes during the fiscal quarter ended January 31, 2013 in our internal control over financial reporting, which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. Other Information

None.

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance

Information concerning the our directors is hereby incorporated by reference from the information contained under the heading “Election of Directors” in our definitive proxy statement related to our Annual Meeting of Stockholders to be held on or about July 17, 2013 which will be filed with the Commission within 120 days after the close of the fiscal year (the “Definitive Proxy Statement”).

Certain information regarding our executive officers is set forth at the end of Part I of this form 10-K under the heading “Executive Officers.” The other information required by this item concerning directors and executive officers of SeaChange is hereby incorporated by reference to the information contained under the headings “Information Concerning Executive Officers”, and “Section 16(a) Beneficial Ownership Reporting Compliance”, “Availability of Corporate Governance Documents” and “Audit Committee” in our Definitive Proxy Statement.

ITEM 11. Executive Compensation

Information required by this item is incorporated by reference to the information contained under the headings “Compensation Discussion and Analysis” and “Compensation of Directors” in the Definitive Proxy Statement.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by this item is incorporated by reference to the information contained under the headings “Securities Ownership of Certain Beneficial Owners and Management” and “Compensation Discussion and Analysis” in the Definitive Proxy Statement.

Equity Compensation Plan Information

The following table provides information about the common stock that may be issued upon the exercise of options, warrants and rights under all of our existing equity compensation plans as of January 31, 2013, including the 2011 Equity Compensation and Incentive Plan.

Number of
securities
	Number of		remaining available
	securities to be		for future issuance
	issued upon	Weighted-average	under equity
	exercise of	exercise price of	compensation plans
	outstanding	outstanding	(excluding
	options, warrants	options, warrants	securities reflected
Plan Category	and rights	and rights	in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)	1,917,448	$10.35	857,515	(2)

(1)	Consists of the 2011 Equity Compensation and Incentive Plan and the Amended and Restated 2005 Equity Compensation and Incentive Plan.

(2)	As of January 31, 2013, there were 857,515 shares remaining available for issuance under the 2011 Equity Compensation and Incentive Plan.

ITEM 13. Certain Relationships and Related Transactions, and Director Independence

Information required by this item is incorporated by reference to the information contained under the heading “Certain Relationships and Related Transactions” and “Determination of Director Independence” in the Definitive Proxy Statement.

ITEM 14. Principal Accounting Fees and Services

Information required by this item is incorporated by reference to the information contained under the heading “Ratification of Appointment of Independent Registered Public Accounting Firm” in the Definitive Proxy Statement.

PART IV

ITEM 15. Exhibits, Financial Statement Schedules

(a)(1) INDEX TO THE CONSOLIDATED FINANCIAL STATEMENTS

The following Consolidated Financial Statements of the Registrant are included in Part II, Item 8., “Financial Statements and Supplementary Data,” of this Form 10-K:

(a)(2) INDEX TO FINANCIAL STATEMENT SCHEDULE

The following Financial Statement Schedule of the Registrant is filed as part of this report:

Page
Schedule II—Valuation and Qualifying Accounts	101

Schedules not listed above have been omitted because the information requested to be set forth therein is not applicable or is shown in the accompanying consolidated financial statements or notes thereto.

(a)(3) INDEX TO EXHIBITS

See Item 15 (b) below.

(b) EXHIBITS

The following list of exhibits includes exhibits submitted with this Form 10-K as filed with the SEC and those incorporated by reference to other filings.

Exhibit No.	Description
2.1	Agreement for the Entire Issued Share Capital of eventIS Group B.V. dated as of September 1, 2009 by and among Ventise Holding B.V., SeaChange B.V. and SeaChange International, Inc. (filed as Exhibit 2.1 to the Company’s Quarterly Report on 10-Q previously filed on September 8, 2009 (File No. 000-21393) and incorporated herein by reference).

2.2	Amendment No. 1, dated as of September 1, 2012, to Agreement for the Acquisition of the Entire Issued Share Capital of eventIS Group B.V., dated as of September 1, 2009, by and among SeaChange International, Inc., Ventise Holding B.V. and SeaChange B.V. (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q previously filed on December 7, 2012 (File No. 000-21393) and incorporated herein by reference).

2.3	Agreement and Plan of Merger, dated as of January 6, 2010, by and among SeaChange International, Inc., VividLogic, Inc., Vulcan Acquisition, Inc. and Shiva Patibanda in the limited capacity of Stockholder Representative (filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K previously filed on January 8, 2010 with the Commission (File No. 000-21393) and incorporated herein by reference).

Exhibit No.	Description
2.4†	Share Purchase Agreement, dated as of May 21, 2012, by and between SeaChange International, Inc., and Avail Media, Inc. (filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K previously filed on May 25, 2012 (File No. 000-21393) and incorporated herein by reference).

3.1	Amended and Restated Certificate of Incorporation of the Company (filed as Exhibit 3.3 to the Company’s Registration Statement on Form S-1 previously filed on November 4, 1996 with the Commission (File No. 333-12233) and incorporated herein by reference).

3.2	Certificate of Amendment, filed May 25, 2000 with the Secretary of State in the State of Delaware, to the Amended and Restated Certificate of Incorporation of the Company (filed as Exhibit 4.1 to the Company’s Quarterly Report on 10-Q previously filed on December 15, 2000 with the Commission (Filed No. 000-21393) and incorporated herein by reference).

3.3	Amended and Restated By-laws of the Company (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K previously filed on January 25, 2011 with the Commission (File No. 000-21393) and incorporated herein by reference).

4.1	Specimen certificate representing the Common Stock (filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-1 previously filed on November 4, 1996 with the Commission (File No. 333-12233) and incorporated herein by reference).

4.2	Amended and Restated Certificate of Incorporation of the Company (filed as Exhibit 3.3 to the Company’s Registration Statement on Form S-1 previously filed on November 4, 1996 with the Commission (File No. 333-12233) and incorporated herein by reference).

4.3	Certificate of Amendment, filed May 25, 2000 with the Secretary of State in the State of Delaware, to the Amended and Restated Certificate of Incorporation of the Company (filed as Exhibit 4.2 to the Company’s registration statement on Form S-3 previously filed on December 6, 2000 with the Commission (Filed No. 333-51386) and incorporated herein by reference).

10.1	2011 Compensation and Incentive Plan (filed herewith).

10.2	Form of Restricted Stock Unit Agreement pursuant to the Company’s 2011 Compensation and Incentive Plan (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K previously filed July 20, 2011 with the Commission (File No. 000-21393) and incorporated herein by reference).

10.3	Amended and Restated 2005 Equity Compensation and Incentive Plan (filed as Appendix A to the Company’s Proxy Statement on Schedule 14A previously filed May 25, 2007 with the Commission (File No. 000-21393) and incorporated herein by reference).

10.4	Form of Restricted Stock Unit Agreement pursuant to the Company’s 2005 Equity Compensation and Incentive Plan (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K previously filed December 14, 2005 with the Commission (File No. 000-21393) and incorporated herein by reference).

10.5	Form of Incentive Stock Option Agreement pursuant to the Company’s 2005 Equity Compensation and Incentive Plan (filed as Exhibit 10.3 to the Company’s Annual Report on Form 10-K previously filed on April 17, 2006 with the Commission (File No. 000-21393) and incorporated herein by reference).

Exhibit No.	Description
10.6	Form of Non-Qualified Stock Option Agreement pursuant to the Company’s 2005 Equity Compensation and Incentive Plan (filed as Exhibit 10.4 to the Company’s Annual Report on Form 10-K previously filed on April 17, 2006 with the Commission (File No. 000-21393) and incorporated herein by reference).

10.7	Amended and Restated 1995 Stock Option Plan (filed as Annex B to the Company’s Proxy Statement on Form 14a previously filed on May 31, 2001 with the Commission (File No. 000-21393) and incorporated herein by reference).

10.8	Form of Incentive Stock Option Agreement pursuant to SeaChange’s Amended and Restated 1995 Stock Option Plan (filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on October 6, 2004 with the Commission (File No. 000-21393) and incorporated herein by reference).

10.9	Form of Non-Qualified Stock Option Agreement pursuant to SeaChange’s Amended and Restated 1995 Stock Option Plan (filed as Exhibit 99.2 to the Company’s Current Report on Form 8-K filed on October 6, 2004 with the Commission (File No. 000-21393) and incorporated herein by reference).

10.10	1996 Non-Employee Director Stock Option Plan (filed as Exhibit 10.2 to the Company’s Registration Statement on Form S-1 previously filed on November 4, 1996 with the Commission (File No. 333-12233) and incorporated herein by reference).

10.11	Line of Credit Agreement, dated as of November 28, 2012, by and among SeaChange International, Inc. and JP Morgan Chase Bank, N.A. (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q previously filed on December 7, 2012 (File No. 000-21393) and incorporated herein by reference).

10.12	Change-in-Control Severance Agreement, dated as of April 30, 2012, by and between SeaChange International, Inc. and Raghu Rau (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 1, 2012 (File No. 000-21393) and incorporated herein by reference).

10.13	Change-in-Control Severance Agreement, dated as of February 26, 2013, by and between SeaChange International, Inc. and David McEvoy (filed herewith).

10.14	Change-in-Control Severance Agreement, dated as of February 26, 2013, by and between SeaChange International, Inc. and Anthony Dias (filed herewith).

10.15	Form of Indemnification Agreement (filed herewith).

10.16	Separation Agreement and General Release, dated as of August 15, 2012, by and between SeaChange International, Inc. and Ira Goldfarb (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K previously filed on August 17, 2012 (File No. 000-21393) and incorporated herein by reference).

10.17	Settlement Agreement, dated as of December 16, 2010, by and among SeaChange International, Inc., Ramius LLC and the other parties set forth on the signature pages thereto (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K previously filed on December 16, 2010 with the Commission (File No. 000-21393) and incorporated herein by reference).

10.18	Separation Agreement and Release of Claims, dated as of November 30, 2011, by and between SeaChange International, Inc. and William C. Styslinger, III (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K previously filed on November 30, 2011 with the Commission (File No. 000-21393) and incorporated herein by reference).

Exhibit No.	Description
10.19	Change-In-Control Severance Agreement, dated as of January 23, 2012, by and between SeaChange International, Inc. and Michael Bornak (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K previously filed on January 20, 2012 with the Commission (File No. 000-21393) and incorporated herein by reference).

10.20	Separation Agreement and Release of Claims, dated as of February 23, 2012, by and between SeaChange International, Inc. and Yvette Kanouff (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K previously filed on February 23, 2012 with the Commission (File No. 000-21393) and incorporated herein by reference).

21.1*	List of Subsidiaries of the Registrant.

23.1*	Consent of Grant Thornton LLP.

24.1	Power of Attorney (included on signature page).

31.1*	Certification Pursuant to Rule 13a-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification Pursuant to Rule 13a-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase

101.DEF**	XBRL Taxonomy Extension Definition Linkbase

101.LAB**	XBRL Taxonomy Extension Label Linkbase

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase

*	Provided herewith.
**	Pursuant to Rule 406T of Regulation S-T, these interactive data files shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, except as expressly set forth by specific reference in such filing.
†	Confidential treatment granted.

Exhibits which are incorporated herein by reference can be inspected and copied at the public reference facilities maintained by the SEC, 450 Fifth Street, Room 1024, N.W., Washington, D.C. 20549. Copies of such material can also be obtained from the Public Reference Section of the Commission, 450 Fifth Street, N.W., Washington, D.C. 20549, at prescribed rates.

(c) FINANCIAL STATEMENT SCHEDULES

We hereby file as part of this Form 10-K the consolidated financial statements schedule listed in Item 15 (a) (2) above, which is attached hereto.

SEACHANGE INTERNATIONAL, INC.

Schedule II – Valuation and Qualifying Accounts

For the Fiscal Years Ended January 31, 2013, 2012 and 2011

		Additions
	Balance at	Charged to	Charged to	Deductions	Balance at
	beginning of	costs and	other	and write-	end of
Description	period	expenses	accounts	offs	period
		(Amounts in thousands)
Accounts Receivable Allowance:
Year ended January 31, 2013	$972	$-	$8	$(167)	$813
Year ended January 31, 2012	$995	$100	$-	$(123)	$972
Year ended January 31, 2011	$852	$147	$-	$(4)	$995

Deferred Tax Assets Valuation Allowance:
Year ended January 31, 2013	$12,254	$6,996		$-	$19,250
Year ended January 31, 2012	$6,985	$5,269	$-	$-	$12,254
Year ended January 31, 2011	$14,903	$-	$(7,918)	$-	$6,985

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, SeaChange International, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SEACHANGE INTERNATIONAL, INC.

Dated: April 10, 2013	By:	/s/ RAGHU RAU
Raghu Rau
Chief Executive Officer and Director

POWER OF ATTORNEY AND SIGNATURES

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Raghu Rau and Michael D. Bornak, jointly and severally, his attorney-in-fact, each with the power of substitution, for him in any and all capacities, to sign any amendments to this Form 10-K and to file same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title(s)	Date

/s/ RAGHU RAU	Chief Executive Officer, Director	April 10, 2013
Raghu Rau	(Principal Executive Officer)

/s/ MICHAEL D. BORNAK	Chief Financial Officer, Senior Vice	April 10, 2013
Michael D. Bornak	President, Finance and Administration,
Treasurer and Secretary (Principal Financial
Officer)

/s/ ANTHONY C. DIAS	Chief Accounting Officer, Vice President,	April 10, 2013
Anthony C. Dias	Finance (Principal Accounting Officer)

/s/ MARY PALERMO COTTON	Director	April 10, 2013
Mary Palermo Cotton

/s/THOMAS F. OLSON	Director	April 10, 2013
Thomas F. Olson

/s/STEVE CRADDOCK	Director	April 10, 2013
Steve Craddock

/s/CARMINE VONA	Director	April 10, 2013
Carmine Vona

/s/EDWARD TERINO	Director	April 10, 2013
Edward Terino

