Form 10-Q
period 2013-04-30
SEACHANGE INTERNATIONAL INC
filed 2013-06-07
CIK 1019671

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2013

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

The number of shares outstanding of the registrant’s Common Stock on June 3, 2013 was 32,746,605.

SEACHANGE INTERNATIONAL, INC.

Table of Contents

PART I. FINANCIAL INFORMATION

		Page
Item 1.	Unaudited Financial Statements

	Consolidated Balance Sheets at April 30, 2013 and January 31, 2013	3

	Consolidated Statements of Operations and Comprehensive Loss for the three months ended April 30, 2013
	and April 30, 2012	4

	Consolidated Statements of Cash Flows for the three months ended April 30, 2013 and April 30, 2012	5

	Notes to Consolidated Financial Statements	6-19

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19-32

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	32

Item 4.	Controls and Procedures	32

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	33

Item 1A.	Risk Factors	33

Item 6.	Exhibits	33

SIGNATURES		34

PART I – FINANCIAL INFORMATION

ITEM 1. Financial Statements (Unaudited)

SEACHANGE INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited, amounts in thousands, except share data)

	April 30,	January 31,
	2013	2013
Assets
Current assets:
Cash and cash equivalents	$109,189	$106,721
Restricted cash	938	938
Marketable securities	5,037	6,104
Accounts and other receivables, net of allowance for doubtful accounts of $840 and $907
at April 30, 2013 and January 31, 2013, respectively	34,250	40,103
Unbilled receivables	2,850	-
Inventories	7,812	7,372
Prepaid expenses and other current assets	7,237	11,008
Assets held for sale	465	465
Deferred tax assets	324	324
Total current assets	168,102	173,035
Property and equipment, net	19,052	19,762
Marketable securities, long-term	7,154	7,169
Investments in affiliates	1,887	2,951
Intangible assets, net	15,968	17,514
Goodwill	44,280	45,103
Other assets	562	595
Total assets	$257,005	$266,129
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$6,908	$7,846
Other accrued expenses	11,203	16,173
Customer deposits	4,299	4,268
Deferred revenues	27,517	28,730
Total current liabilities	49,927	57,017
Deferred revenue, long-term	1,466	1,873
Other liabilities, long-term	192	-
Taxes payable, long-term	2,511	2,406
Deferred tax liabilities, long-term	2,533	2,632
Total liabilities	56,629	63,928

Commitments and contingencies (Note 8)

Stockholders' equity:
Common stock, $0.01 par value;100,000,000 shares authorized; 32,576,645 shares issued and
32,536,861 outstanding at April 30, 2013, and 32,510,326 shares issued and 32,470,542
outstanding at January 31, 2013	326	327
Additional paid-in capital	215,729	214,531
Treasury stock, at cost; 39,784 and 39,784 common shares, respectively	(1)	(1)
Accumulated loss	(12,815)	(10,830)
Accumulated other comprehensive loss	(2,863)	(1,826)
Total stockholders’ equity	200,376	202,201
Total liabilities and stockholders’ equity	$257,005	$266,129

The accompanying notes are an integral part of these unaudited, consolidated financial statements.

SEACHANGE INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited, amounts in thousands, except per share data)

	Three Months Ended
	April 30,
	2013	2012
Revenues:
Products	$14,808	$11,927
Services	20,744	24,699
Total revenues	35,552	36,626
Cost of revenues:
Products	2,658	3,497
Services	13,443	12,041
Amortization of intangible assets	313	525
Stock-based compensation expense	54	117
Total cost of revenues	16,468	16,180
Gross profit	19,084	20,446
Operating expenses:
Research and development	9,692	9,773
Selling and marketing	3,602	4,093
General and administrative	4,967	4,880
Amortization of intangible assets	836	978
Stock-based compensation expense	1,059	911
Earn-outs and change in fair value of earn-outs	20	60
Professional fees: acquisitions, divestitures, litigation, and
strategic alternatives	495	950
Severance and other restructuring costs	229	(28)
Total operating expenses	20,900	21,617
Loss from operations	(1,816)	(1,171)
Other (expense) income, net	(398)	45
(Loss) gain on sale of investment in affiliates	(67)	814

Loss before income taxes and equity income in earnings
of affiliates	(2,281)	(312)
Income tax (benefit) provision	(241)	1
Equity income in earnings of affiliates, net of tax	20	26
Loss from continuing operations	(2,020)	(287)
Loss on sale of discontinued operations	-	(16,995)
Income (loss) from discontinued operations, net of tax	35	(2,295)
Net loss	$(1,985)	$(19,577)

Net loss	$(1,985)	$(19,577)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	(1,040)	1,635
Unrealized gain (loss) on marketable securities	3	(13)
Comprehensive loss	$(3,022)	$(17,955)

Net loss per share:
Basic loss per share	$(0.06)	$(0.60)
Diluted loss per share	$(0.06)	$(0.60)
Net loss per share from continuing operations:
Basic loss per share	$(0.06)	$(0.01)
Diluted loss per share	$(0.06)	$(0.01)
Net loss per share from discontinued operations:
Basic loss per share	$(0.00)	$(0.59)
Diluted loss per share	$(0.00)	$(0.59)
Weighted average common shares outstanding:
Basic	32,513	32,544
Diluted	32,513	32,544

The accompanying notes are an integral part of these unaudited, consolidated financial statements.

SEACHANGE INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, amounts in thousands)

	Three Months Ended
	April 30,
	2013	2012
Cash flows from operating activities:
Net loss	$(1,985)	$(19,577)
Net (income) loss from discontinued operations	(35)	19,290
Adjustments to reconcile net loss to net cash provided by operating activities from continuing operations:
Depreciation and amortization of fixed assets	1,180	1,353
Amortization of intangible assets	1,149	1,503
Gain on disposal of fixed assets	(20)	-
Inventory valuation charge	(261)	101
Provision for doubtful accounts receivable	27	-
Discounts earned and amortization of premiums on marketable securities	32	28
Equity income in earnings of affiliates	(20)	(26)
Loss (gain) on sale of investment in affiliates	67	(814)
Stock-based compensation expense	1,113	1,028
Deferred income taxes	(5)	224
Change in contingent consideration related to acquisitions	20	60
Changes in operating assets and liabilities:
Accounts receivable	4,943	9,979
Unbilled receivables	(2,850)	4,855
Inventories	(322)	(1,253)
Prepaid expenses and other assets	3,747	475
Accounts payable	(831)	(393)
Accrued expenses	(1,336)	(5,122)
Customer deposits	18	(179)
Deferred revenues	(1,349)	(7,307)
Other	(214)	(720)
Net cash provided by operating activities from continuing operations	3,068	3,505
Net cash provided by (used in) operating activities from discontinued operations	35	(478)
Total cash provided by operating activities	3,103	3,027
Cash flows from investing activities:
Purchases of property and equipment	(507)	(633)
Purchases of marketable securities	(2,062)	(6,951)
Proceeds from sale and maturity of marketable securities	3,116	8,101
Proceeds from sale of property and equipment	20	-
Additional proceeds from sale of equity investment	-	814
Acquisition of businesses and payment of contingent consideration, net of cash acquired	(3,206)	(1,476)
Increase in restricted cash	(1)	(500)
Net cash used in investing activities from continuing operations	(2,640)	(645)
Net cash provided by (used in) investing activities from discontinued operations	2,000	(250)
Total cash used in investing activities	(640)	(895)
Cash flows from financing activities:
Repurchases of common stock	-	(504)
Proceeds from issuance of common stock relating to stock option exercises	84	280
Total cash provided by (used in) financing activities	84	(224)
Effect of exchange rate changes on cash	(79)	168
Net increase in cash and cash equivalents	2,468	2,076
Cash and cash equivalents, beginning of period	106,721	80,585
Cash and cash equivalents, end of period	$109,189	$82,661
Supplemental disclosure of cash flow information:
Income taxes paid	$17	$13
Supplemental disclosure of non-cash activities:
Transfer of items originally classified as inventories to equipment	$46	$230

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

Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of SeaChange International, Inc. and its subsidiaries (“SeaChange” or the “Company”) in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial reports and the instructions for the Quarterly Report on Form 10-Q (“Form 10-Q”) and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared under U.S. GAAP have been condensed or omitted pursuant to such regulations. However, we believe that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with our most recently audited financial statements and the notes thereto included in our Annual Report on Form 10-K (“Form 10-K”) as filed with the SEC. In the opinion of management, the accompanying financial statements include all adjustments necessary to present a fair presentation of the consolidated financial statements for the periods shown. Interim results are not necessarily indicative of the operating results for the full fiscal year or any future periods. The balance sheet data as of January 31, 2013 that is included in this Form 10-Q was derived from our audited financial statements but does not include all disclosures required by U.S. GAAP. The preparation of these financial statements in conformity with U.S. GAAP requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and disclosure of contingent assets and liabilities. Actual results may differ from our estimates. All intercompany transactions and balances have been eliminated. We have reclassified certain fiscal 2013 data to conform to our fiscal 2014 presentation.

Effective February 1, 2013, as a result of a change in how we review our business, certain information technology costs which were formerly allocated out of general and administration expenses remained in general and administration expenses. Prior fiscal year balances were adjusted to conform to this presentation. The reclassification reflected in our current statements of operations and comprehensive loss and related to the three months ended April 30, 2012 is as follows:

Three Months Ended
April 30, 2012
Cost of revenue - product	$(54)
Cost of revenue - service	(239)
Research and development expenses	(182)
Selling and marketing expenses	(40)
General and administrative expenses	515
$-

We also hold minority investments in the capital stock of certain private companies having product offerings or customer relationships that have strategic importance. We evaluate our equity and debt investments and other contractual relationships with affiliate companies in order to determine whether the guidelines regarding the consolidation of variable interest entities (“VIE’s”) should be applied in the financial statements. Consolidation guidelines address consolidation by business enterprises of VIE’s that possess certain characteristics. A VIE is defined as an entity in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support. We use qualitative analysis to determine whether or not we are the primary beneficiary of a VIE. We consider the rights and obligations conveyed by the implicit and explicit variable interest in each VIE and the relationship of these with the variable interests held by other parties to determine whether its variable interests will absorb a majority of a VIE’s expected losses, receive a majority of its expected residual returns, or both. If we determine that our variable interests will absorb a majority of the VIE’s expected losses, receive a majority of their expected residual returns, or both, we consolidate the VIE as the primary beneficiary, and if not, it is not consolidated. We have concluded that we are not the primary beneficiary for any VIE’s as of April 30, 2013.

2. Significant Accounting Policies

Revenue Recognition

Our transactions frequently involve the sale of hardware, software, systems and services in multiple-element arrangements. Revenues from sales of hardware, software and systems that do not require significant modification or customization of the underlying software are recognized when:

•	title and risk of loss has passed to the customer;
•	there is evidence of an arrangement;
•	fees are fixed or determinable; and
•	collection of the related receivable is considered probable.

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

We have historically applied the software revenue recognition rules as prescribed by Accounting Standards Codification (“ASC”) 985-605, “Software: Revenue Recognition.” In October 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update number (“ASU”) 2009-14, “Certain Revenue Arrangements That Include Software Elements,” which amended ASC 985-605. This ASU removes tangible products containing software components and non-software components that function together to deliver the product’s essential functionality from the scope of the software revenue recognition rules. In the case of our hardware products with embedded software, we have determined that the hardware and software components function together to deliver the product’s essential functionality, and therefore, the revenue from the sale of these products no longer falls within the scope of the software revenue recognition rules. Revenue from the sale of software-only products remains within the scope of the software revenue recognition rules. Maintenance and support, training, consulting, and installation services no longer fall within the scope of the software revenue recognition rules, except when they are sold with and relate to a software-only product. Revenue recognition for products that no longer fall under the scope of the software revenue recognition rules is similar to that for other tangible products and ASU 2009-13, “Multiple-Deliverable Revenue Arrangements,” which amended ASC 985-605 and was also issued in October 2009, which is applicable for multiple-deliverable revenue arrangements. ASU 2009-13 allows companies to allocate revenue in a multiple-deliverable arrangement in a manner that better reflects the transaction’s economics.

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

The fair value hierarchy is broken down into three levels based on the reliability of inputs and requires an entity to maximize the use of observable inputs, where available. The following summarizes the three levels of inputs required, as well as the assets and liabilities that we value using those levels of inputs:

•	Level 1 – Observable inputs that reflect quoted prices for identical assets or liabilities in active markets. Assets utilizing Level 1 inputs include money market funds and U.S. government securities.
•	Level 2 – Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not very active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. We did not have any Level 2 assets or liabilities at April 30, 2013 or January 31, 2013.
•	Level 3 – Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. The fair value measurements of the contingent consideration obligations related to the acquisitions of Flashlight, VividLogic and eventIS are valued using Level 3 inputs.

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

In general, and where applicable, we use quoted prices in active markets for identical assets or liabilities to determine fair value. If quoted prices in active markets for identical assets or liabilities are not available to determine fair value, then we use quoted prices for similar assets and liabilities or inputs that are observable either directly or indirectly. In periods of market inactivity, the observability of prices and inputs may be reduced for certain instruments. This condition could cause an instrument to be reclassified from Level 1 to Level 2 or from Level 2 to Level 3. There were no reclassifications from Level 1 to Level 2 at April 30, 2013 and January 31, 2013.

Marketable Securities

We determine the appropriate classification of debt investment securities at the time of purchase and re-evaluate such designation as of each balance sheet date. Our investment portfolio consists primarily of money market funds as of April 30, 2013 and January 31, 2013, but can consist of corporate debt investments, asset-backed securities and government-sponsored enterprises. All highly liquid investments with an original maturity of three months or less when purchased are considered to be cash equivalents. All cash equivalents are carried at cost, which approximates fair value. Our marketable securities are classified as available-for-sale and are reported at fair value with unrealized gains and losses, net of tax, reported in stockholders’ equity as a component of accumulated other comprehensive income or loss. The amortization of premiums and accretion of discounts to maturity are computed under the effective interest method and are included in interest income in our consolidated statements of operations and comprehensive loss. Interest on securities is recorded as earned and is also included in interest income. Any realized gains or losses would be shown in the accompanying consolidated statements of operations and comprehensive loss in other income or expense. We provide fair value measurement disclosures of available-for-sale securities in accordance with one of three levels of fair value measurement mentioned above.

Our financial assets and liabilities that are measured at fair value on a recurring basis as of April 30, 2013 and January 31, 2013 are as follows:

		Fair Value at April 30, 2013 Using
		Quoted
		Prices in	Significant
		Active	Other	Significant
		Markets for	Observable	Unobservable
	April 30,	Identical Assets	Inputs	Inputs
	2013	(Level 1)	(Level 2)	(Level 3)
	(Amounts in thousands)
Financial assets:
Cash	$105,525	$105,525	$-	$-
Money market accounts (a)	3,664	3,664	-	-
Available for sale marketable securities:
Current marketable securities:
U.S. government agency issues	5,037	5,037	-	-
Non-current marketable securities:
U.S. government agency issues	7,154	7,154	-	-
Total	$121,380	$121,380	$-	$-

Other liabilities:
Acquisition-related consideration (b)	$2,388	$-	$-	$2,388

		Fair Value at January 31, 2013 Using
		Quoted
		Prices in	Significant
		Active	Other	Significant
		Markets for	Observable	Unobservable
	January 31,	Identical Assets	Inputs	Inputs
	2013	(Level 1)	(Level 2)	(Level 3)
	(Amounts in thousands)
Financial assets:
Cash	$104,109	$104,109	$-	$-
Money market accounts (a)	2,612	2,612	-	-
Available for sale marketable securities:
Current marketable securities:
U.S. government agency issues	6,104	6,104	-	-
Non-current marketable securities:
U.S. government agency issues	7,169	7,169	-	-
Total	$119,994	$119,994	$-	$-

Other liabilities:
Acquisition-related consideration (b)	$5,656	$-	$-	$5,656

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

The following table sets forth a reconciliation of liabilities measured at fair value on a recurring basis with the use of significant unobservable inputs (Level 3) for the three months ended April 30, 2013 (amounts in thousands):

Level 3
Accrued Contingent
Consideration

Ending balance January 31, 2013	$5,656
Change in fair value of contingent consideration	20
Contingency payment	(3,206)
Translation adjustment	(82)
Ending balance April 30, 2013	$2,388

The following is a summary of available-for-sale securities, including the cost basis, aggregate fair value and gross unrealized gains and losses, for cash equivalents, short- and long-term marketable securities portfolio as of April 30, 2013 and January 31, 2013:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(Amounts in thousands)
April 30, 2013:
Cash	$105,525	$-	$-	$105,525
Cash equivalents	3,664	-	-	3,664
Cash and cash equivalents	109,189	-	-	109,189
U.S. government agency issues	5,030	7	-	5,037
Corporate debt securities	-	-	-	-
Marketable securities—short-term	5,030	7	-	5,037

U.S. government agency issues	7,127	27	-	7,154
Marketable securities—long-term	7,127	27	-	7,154
Total cash equivalents and marketable securities	$121,346	$34	$-	$121,380

January 31, 2013:
Cash	$104,109	$-	$-	$104,109
Cash equivalents	2,612	-	-	2,612
Cash and cash equivalents	106,721	-	-	106,721
U.S. government agency issues	6,043	61	-	6,104
Corporate debt securities	-	-	-	-
Marketable securities—short-term	6,043	61	-	6,104

U.S. government agency issues	7,147	22	-	7,169
Marketable securities—long-term	7,147	22	-	7,169
Total cash equivalents and marketable securities	$119,911	$83	$-	$119,994

The following is a schedule of the contractual maturities of available-for-sale investments:

Estimated
Fair Value
Maturity of one year or less	$5,037
Maturity between one and five years	7,154
Total	$12,191

4. Inventories

Inventories consist primarily of hardware and related component parts and are stated at the lower of cost (on a first-in, first-out basis) or market. Inventories consist of the following:

	April 30,	January 31,
	2013	2013
	(Amounts in thousands)

Components and assemblies	$4,415	$4,162
Finished products	3,397	3,210
Total inventory	$7,812	$7,372

5. Discontinued Operations

On May 4, 2012 we completed the sale of our Broadcast Servers and Storage business and received a cash payment, net of certain adjustments, of $4.9 million and recorded a total gain in this transaction, net of tax in the amount of $1.5 million. The financial results from this divested business are included in discontinued operations in our consolidated statements of operations and comprehensive loss.

On May 21, 2012, we completed the sale of our Media Services business, On Demand Group (“ODG”), to Avail Media, Inc. (collectively known as Vubiquity) for a purchase price of approximately $27 million plus certain working capital adjustments. We received an initial cash payment of $21.8 million in May 2012, and as part of the purchase agreement, $5.7 million in cash was held in escrow by an escrow agent, of which $4.0 million was tied to a specific indemnity matter and $1.7 million was related to a general indemnity provision. Vubiquity also held another $1.0 million for the payment of certain intercompany indebtedness between ODG and SeaChange as part of the transaction. As part of the agreement with Vubiquity, we were also potentially required to pay them $1.5 million which we included in other liabilities, long-term on our consolidated balance sheet at the time of the acquisition. We recorded a $16.0 million loss in our consolidated statements of operations and comprehensive loss from the sale of ODG in the first half of fiscal 2013, primarily related to goodwill impairment. We also incurred investment advisor fees of approximately $1.0 million as well as legal fees that approximated $0.5 million related to the sale of ODG, which were expensed as incurred.

On November 26, 2012, we signed the first amendment to the ODG purchase agreement that resulted in

•	the release to us of the general escrow of $1.7 million, which we received on November 30, 2012;
•	a $0.3 million reduction of the $1.0 million intercompany indebtedness due from Vubiquity; and
•	a reduction in other liabilities long-term on our consolidated balance sheets for the $1.5 million obligation.

On January 31, 2013, we signed the third amendment to the ODG purchase agreement that resulted in:

•	the release of $2.0 million of the amount held in escrow for the specific indemnification matter which we received on February 4, 2013; and
•	the release to us from the escrow for the specific indemnification matter in the amount of $0.8 million on May 1, 2013 (which we received on May 9, 2013), $0.8 million on June 1, 2013 and the remaining $0.4 million to be received on July 1, 2013.

The aforementioned amendments resulted in a net decrease in the loss on sale of ODG of approximately $0.5 million during the fourth quarter of fiscal 2013.

Lastly, the financial result for the sale of Media Services business included a non-cash goodwill impairment charge of $17.0 million that we recorded in the first quarter of fiscal 2013. The financial results for the Media Services segment are included as a discontinued operation in our consolidated statements of operations and comprehensive loss.

The following table details selected financial information for our former Broadcast Servers and Storage and Media Services business units for the three months ended April 30, 2013 and 2012 (amounts in thousands):

	Three Months Ended April 30, 2013			Three Months Ended April 30, 2012
	Servers and Storage	Media Services	Total Discontinued Operations	Servers and Storage	Media Services	Total Discontinued Operations
Revenues:
Products	$46	$-	$46	$839	$-	$839
Services	-	-	-	705	7,426	8,131
Total revenues	$46	$-	$46	$1,544	$7,426	$8,970
Income (loss) from discontinued operations:
Income (loss) from discontinued operations, before tax	$35	$-	$35	$(2,019)	$(158)	$(2,177)
Income tax provision (benefit)	-	-	-	25	(49)	(24)
Loss in investment in affiliates	-	-	-	-	(142)	(142)
Income (loss) from discontinued operations, after tax	$35	$-	$35	$(2,044)	$(251)	$(2,295)

6. Investments in Affiliates

Our investments in affiliates include investments accounted for under the cost method and the equity method of accounting as follows:

	April 30,	January 31,
	2013	2013
	(Amounts in thousands)
Minerva	$-	$1,000
Visible World	551	551
Other investments	1,336	1,400
Total investments in affiliates	$1,887	$2,951

Minerva Networks, Inc.

On April 30, 2013, we sold our entire equity investment in Minerva Networks, Inc. (“Minerva”) for $0.9 million in cash, which we received on May 9, 2013 and realized a pre-tax loss of $0.1 million related to the sale which we recorded in (loss) gain on sale of investment in affiliates in our consolidated statements of operations and comprehensive loss for the first quarter of fiscal 2014.

7. Goodwill and Intangible Assets

Goodwill

Changes in the carrying amount of goodwill for the three months ended April 30, 2013 were as follows (amounts in thousands):

Goodwill

Balance at January 31, 2013	$45,103
Cumulative translation adjustment	(823)
Balance at April 30, 2013	$44,280

We are required to perform impairment tests related to our indefinite-lived assets annually, which we perform as of August 1st of each fiscal year, or sooner if an indicator of impairment occurs. Based on the results of the annual impairment test, no impairment of goodwill existed at August 1, 2012. Further, no triggering events have transpired that would indicate a potential impairment of goodwill as of the date of this Form 10-Q.

Intangible Assets

Intangible assets consisted of the following:

		As of April 30, 2013			As of January 31, 2013
	Weighted average remaining life (Years)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
		(Amounts in thousands)
Finite-lived intangible assets:
Customer contracts	6.1	$32,132	$(19,425)	$12,707	$32,568	$(18,756)	$13,812
Non-compete agreements	0.6	2,701	(2,356)	345	2,769	(2,375)	394
Completed technology	5.2	11,219	(8,581)	2,638	11,448	(8,437)	3,011
Trademarks and other	0.7	1,712	(1,634)	78	1,726	(1,629)	97
Total finite-lived intangible assets		$47,764	$(31,996)	$15,768	$48,511	$(31,197)	$17,314
Indefinite-lived intangible assets:
Trade names	Indefinite	$200	$-	$200	$200	$-	$200
Total indefinite-lived intangible assets		200	-	200	200	-	200
Total intangible assets		$47,964	$(31,996)	$15,968	$48,711	$(31,197)	$17,514

As of April 30, 2013, the estimated future amortization expense for our finite-lived intangible assets for the remainder of fiscal year 2014, the four succeeding fiscal years and thereafter is as follows (amounts in thousands):

Fiscal Year Ended January 31,
2014 (for the remaining nine months)	$3,657
2015	4,114
2016	3,271
2017	2,310
2018	1,520
2019 and thereafter	896
Total	$15,768

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

We are occasionally required to post customer performance bonds, issued by a financial institution, to secure certain sales contracts. Customer performance bonds generally authorize the financial institution to make a payment to the beneficiary upon the satisfaction of a certain event or the failure to satisfy an obligation. The customer performance bonds are generally posted for one-year terms and are usually automatically renewed upon maturity until such time as we have satisfied the commitment secured by the customer performance bond. We are obligated to reimburse the issuer only if the beneficiary collects on the customer performance bonds. We currently have a customer performance bond outstanding totaling $0.9 million which was previously secured under the RBS Citizens line of credit. We are holding $0.9 million in restricted cash with RBS Citizens on our consolidated balance sheet as of April 30, 2013 to cover the outstanding customer performance bonds.

9. Severance and Other Restructuring Costs

During the first quarter of fiscal 2014, we incurred restructuring charges totaling $0.2 million, primarily related to severance costs for seven employees.

The following table shows the change in balances of our severance liability for three months ended April 30, 2013. These amounts are reported as a component of other accrued expenses on the consolidated balance sheets (amounts in thousands):

Three Months Ended
April 30, 2013
Accrual balance at the beginning of the period	$330
Severance charges accrued	212
Severance costs paid	(409)
Accrual balance as of April 30, 2013	$133

10. Stock-Based Compensation and Stock Incentive Plans

2011 Compensation and Incentive Plan.

On July 20, 2011, our stockholders approved the adoption of our 2011 Compensation and Incentive Plan (the “2011 Plan”). Under the 2011 Plan the number of authorized shares of common stock is equal to 2,800,000 shares plus the number of shares that expired, terminated, surrendered or forfeited awards subsequent to July 20, 2011 under the Amended and Restated 2005 Equity Compensation and Incentive Plan (the“2005 Plan”). Following approval of the 2011 Plan, we terminated the 2005 Plan. The 2011 Plan provides for the grant of incentive stock options, nonqualified stock options, restricted stock, restricted stock units (“RSUs”), and other equity based non-stock option awards as determined by the plan administrator by officers, employees, consultants, and directors of the Company. The Board of Directors amended the 2011 Plan in the first quarter of fiscal 2014 to increase the per participant award limit per fiscal year from 500,000 shares to 1,250,000 shares while providing a per participant vesting limit per fiscal year of 500,000 shares. This amendment is effective as of February 1, 2012. We may satisfy awards upon the exercise of stock options or vesting of RSUs with newly issued shares or treasury shares. The Board of Directors is responsible for the administration of the 2011 Plan and determining the terms of each award, award exercise price, the number of shares for which each award is granted and the rate at which each award vests. In certain instances the Board of Directors may elect to modify the terms of an award. In the second quarter of fiscal 2013, the Board of Directors elected to modify awards for a departing Board member and certain departing employees. The modification allowed awards to vest without completion of the required service period.

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

On May 1, 2012, we granted to the Chief Executive Officer as part of his total compensation package, 875,000 Market Condition Options to purchase the Company’s common stock at an exercise price equal to the last reported sale price of the common stock as of the date of the grant. The award was in excess of the then-existing per participant award limit under the 2011 Plan, which, as described above, was subsequently amended effective as of February 1, 2012. The stock options vest in increments based upon the closing price of SeaChange’s common stock. If on May 1, 2015 less than 437,500 options have vested pursuant to stock price vesting terms, then an additional number of options shall vest on such date that the total number of vested options under the award shall equal 437,500 and all remaining unvested options shall thereupon expire.

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

We incurred stock compensation expenses of $0.4 million for the three months ended April 30, 2013 relating to these stock options. The stock-based compensation cost is measured at the grant date at the fair value of the award and is recognized over the employee’s derived service period.

The following table presents total stock-based compensation expense included in the consolidated statements of operations and comprehensive loss:

	Three Months Ended
	April 30,
	2013	2012
	(Amounts in thousands)
Cost of revenues	$54	$117
Research and development	85	116
Selling and marketing	46	132
General and administrative	928	663
Total stock-based compensation	$1,113	$1,028

11. Accumulated Other Comprehensive Loss

The following shows the changes in the components of accumulated other comprehensive loss for the three months ended April 30, 2013:

		Changes in
	Foreign	Fair Value of
	Currency	Available
	Translation	for Sale
	Adjustment	Investments	Total

Balance at January 31, 2013	$(1,857)	$31	$(1,826)
Other comprehensive (loss) income	(1,040)	3	(1,037)
Balance at April 30, 2013	$(2,897)	$34	$(2,863)

Comprehensive loss consists of net loss and other comprehensive loss, which includes foreign currency translation adjustments and changes in unrealized gains and losses on marketable securities available for sale. For purposes of comprehensive income disclosures, we do not record tax expense or benefits for the net changes in the foreign currency translation adjustments, as we intend to permanently reinvest all undistributed earnings of our foreign subsidiaries.

12. Significant Customers and Geographic Information

The following summarizes revenues by significant customer where such revenue exceeded 10% of total revenues for the indicated period:

	Three Months Ended
	April 30,
	2013	2012
Customer A	18%	16%
Customer B	15%	11%
Customer C	14%	N/A

The following table summarizes revenues by geographic locations:

	Three Months Ended
	April 30,
	2013		2012
	Amount	%	Amount	%
Revenues by customers' geographic locations:	(Amounts in thousands, except percentages)
North America	$16,603	47%	$23,428	64%
Europe and Middle East	14,938	42%	10,291	28%
Latin America	3,127	9%	2,754	8%
Asia Pacific and other international locations	884	2%	153	0%
Total	$35,552		$36,626

Total revenues for the United States for the three months ended April 30, 2013 and 2012 were $15.2 million and $22.4 million, respectively.

13. Income Taxes

For the three months ended April 30, 2013, we recorded an income tax benefit from continuing operations of $0.2 million. Our effective tax rate of 11% was based on the full fiscal year estimates and projected profitability in fiscal 2014. In addition, our provision is affected by the geographic jurisdiction in which the worldwide income or losses have been incurred resulting in the difference between the federal statutory rate of 35% and the forecasted effective tax rate.

Our effective tax rate in fiscal 2014 and in future periods may fluctuate on a quarterly basis as a result of changes in the valuation of our deferred tax assets, changes in actual results versus our estimates, or changes in tax laws, regulations, accounting principles, or interpretations thereof. We regularly review our tax positions in each significant taxing jurisdiction in the process of evaluating our unrecognized tax benefits. We make adjustments to our unrecognized tax benefits when: i) facts and circumstance regarding a tax position change, causing a change in management’s judgment regarding that tax position; ii) a tax position is effectively settled with a tax authority; and/or iii) the statute of limitations expires regarding a tax position.

We continue to maintain a valuation allowance against deferred tax assets where realization is not certain. We periodically evaluate the likelihood of the realization of deferred tax assets and reduce the carrying amount of these deferred tax assets by a valuation allowance to the extent we believe a portion will not be realized.

14. Loss Per Share

Earnings per share are presented in accordance with authoritative guidance which requires the presentation of “basic” and “diluted” earnings per share. Basic earnings per share is computed by dividing earnings available to common shareholders by the weighted-average shares of common stock outstanding during the period. For the purposes of calculating diluted earnings per share, the denominator includes both the weighted average number of shares of common stock outstanding during the period and the weighted average number of shares of potential common stock, such as stock options and RSUs, calculated using the treasury stock method.

For the three months ended April 30, 2013 and 2012, there are 595,515 shares and 1,616,207 shares issuable upon the exercise of stock options that are anti-dilutive and have been excluded from the diluted earnings per share computation as the exercise prices of these common shares were above the market price of the common stock for the periods indicated. For the three months ended April 30, 2013 and 2012, 656,087 and 437,793 stock equivalents, respectively, have been excluded from diluted earnings per share due to the net loss.

Below is a summary of the shares used in calculating basic and diluted loss per share for the periods indicated:

	Three Months Ended
	April 30,
	2013	2012
	(Amounts in thousands)
Weighted average shares used in calculating earnings (loss) per share—Basic	32,513	32,544
Dilutive common stock equivalents	-	-
Weighted average shares used in calculating earnings per share—Diluted	32,513	32,544

15. Related Party

On September 1, 2009, we completed the acquisition of eventIS Group B.V. (“eventIS”) from a holding company in which Erwin van Dommelen, who was President of SeaChange Software from March 2010 to September 2012, holds a 32% interest in. Under the terms of the definitive agreement, we paid $36.6 million upon the closing of the transaction on September 1, 2009. In addition, SeaChange was obligated to pay €1.2 million (or $1.6 million) in cash to the former eventIS shareholders on each of the first three anniversary dates following the acquisition. SeaChange was also obligated on each of the aforementioned anniversary dates to issue shares of restricted stock of SeaChange equating to €800,000 (or $1.0 million) annually to the former eventIS shareholders. The purchase price also included a performance-based component principally related to the achievement of certain annual revenue targets for eventIS and SeaChange products and services. The revenue performance metrics covered the three year period ending January 31, 2013 with payment upon achievement of these metrics occurring annually. We have made cash payments to date to the holding company of approximately $44 million and issued approximately 304,000 restricted common shares. On September 1, 2012, we amended the eventIS share purchase agreement with the holding company and as a result, we will accelerate unvested restricted shares of approximately 102,000 shares on September 1, 2013. The amendment did not change the total amount of payments payable under the purchase agreement. We estimate final earn-out payments will be made during the second quarter of fiscal 2014 for amounts earned based on the respective earn-out criteria.

On April, 5, 2012, we purchased 63,000 shares from our former CEO, William Styslinger, III. The consideration for these shares totaled $0.5 million at the then current market price of $8.00 per share.

16. Recent Accounting Standard Updates

We consider the applicability and impact of all ASU’s. ASU’s not listed below were assessed and determined to be either not applicable or are expected to have minimal impact on our consolidated financial position or results of operations.

Impact of Recently Adopted Accounting Guidance

Amounts Reclassified Out of Accumulated Other Comprehensive Income

In February 2013, the FASB issued ASU 2013-02, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income,” this update requires us to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, we are required to present, either on the face of the consolidated financial statements or in the notes to the consolidated financial statements, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income, but only if the amount reclassified is required to be reclassified in its entirety in the same reporting period. For amounts that are not required to be reclassified in their entirety to net income, we are required to cross-reference to other disclosures that provide additional details about these amounts. We adopted this update beginning in fiscal 2014. Early adoption was permitted. Besides changes to disclosures, the adoption of this update does not have a significant impact on our consolidated financial statements.

Balance Sheet Offsetting

In January 2013, the FASB issued ASU 2013-01, “Balance Sheet (Topic 220)-Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities,” which amends previous guidance on the disclosures about offsetting assets and liabilities on the balance sheet to clarify that the scope of this guidance applies to derivatives (including bifurcated embedded derivatives), repurchase agreements (and reverse repurchase agreements) and securities borrowing (and lending) transactions that are offset or subject to an enforceable master netting arrangement or similar agreement. We adopted this guidance effective at the beginning of our fiscal 2014. The adoption of this update does not currently have a significant impact on our consolidated financial statements.

Indefinite-Lived Intangible Assets

In July 2012, the FASB issued ASU 2012-02, “Intangibles – Goodwill and Other: Testing Indefinite-Lived Intangible Assets for Impairment,” which amends previous guidance on the annual and interim testing of indefinite-lived intangible assets for impairment. The guidance became effective at the beginning of our 2014 fiscal year, although early adoption was permitted. The update provides entities with the option of first assessing qualitative factors to determine whether it is more than likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount. If it is determined, on the basis of qualitative factors, that the fair value of the indefinite-lived intangible asset is more likely than not less than the carrying amount, a quantitative impairment test would still be required. Currently, the only indefinite-lived intangible assets that we hold are goodwill and trade names. We perform annual impairment tests on these indefinite-lived assets as of August 1st of each fiscal year. The adoption of this update does not have a significant impact on our consolidated financial statements.

Recent Accounting Guidance Not Yet Effective

Release of Cumulative Translation Adjustment into Net Income

In March 2013, the FASB issued ASU 2013-05, “Foreign Currency Matter (Topic 830) – Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity,” which amends previous guidance related to overall consolidation rules and rules related to the translation of financial statements. ASU 2013-05 requires that the parent release any related cumulative translation adjustment into net income only if the sale or transfer results in the complete or substantially complete liquidation of the foreign entity in which the subsidiary or group of assets had resided. The new guidance will be effective prospectively for us beginning February 1, 2014. Early adoption is permitted. We do not anticipate material impacts on our financial statements upon adoption.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Form 10-Q contains or incorporates forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, which involve risks and uncertainties. The following information should be read in conjunction with the unaudited consolidated financial information and the notes thereto included in this Form 10-Q. You should not place undue reliance on these forward-looking statements. Actual events or results may differ materially due to competitive factors and other factors referred to in Part I, Item 1A. “Risk Factors” in our Form 10-K for our fiscal year ended January 31, 2013 and elsewhere in this Form 10-Q. These factors may cause our actual results to differ materially from any forward-looking statement. These forward-looking statements are based on current expectations, estimates, forecasts and projections about the industry and markets in which we operate, and management’s beliefs and assumptions. We undertake no obligation to update or revise the statements in light of future developments. In addition, other written or oral statements that constitute forward-looking statements may be made by us or on our behalf. Words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “could,” “estimate,” “may,” “target,” “project,” or variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties, and assumptions that are difficult to predict.

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

We continue to work towards growing our revenues with new and existing customers as we roll out our new next generation product offerings to offset some of the decline in some of our legacy business. We also continue to control our overall cost structure. Our focus in fiscal 2014 continues to be:

•	seeking out new customer opportunities for our product and service offerings while upgrading our existing installed customer base to our next generation product offerings;

•	expanding to new and adjacent markets such as mobile and internet protocol television (“IPTV”) operators;

•	increasing our selling efforts into new geographical areas;

•	reviewing our cost structure and making adjustments as needed;

•	seeking new technologies through acquisition or direct investment;

•	drive incremental revenues through channel partnerships; and

•	expand our system integrations capabilities and increase our deal size.

We have experienced fluctuations in our revenues from quarter to quarter due to:

•	the budgetary approvals from the customer for capital purchases;

•	the ability to process the purchase order within the customer’s organization in a timely manner;

•	the availability of the product;

•	the time required to deliver and install the product; and

•	the customer’s acceptance of the products and services.

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

Revenues

The following table summarizes information about our revenues for the three months ended April 30, 2013 and 2012:

	Three Months Ended		Increase/	Increase/
	April 30,		(Decrease)	(Decrease)
	2013	2012	$ Amount	% Change
	(Amounts in thousands, except for percentage data)
Software Revenues:
Products	$14,808	$11,927	$2,881	24.2%
Services	20,744	24,699	(3,955)	(16.0%)
Total revenues	35,552	36,626	(1,074)	(2.9%)
Cost of product revenues	2,971	4,022	(1,051)	(26.1%)
Cost of service revenues	13,497	12,158	1,339	11.0%
Total cost of revenues	16,468	16,180	288	1.8%
Gross profit	$19,084	$20,446	$(1,362)	(6.7%)

Gross product profit margin	79.9%	66.3%		13.6%
Gross service profit margin	34.9%	50.8%		(15.9%)
Gross profit margin	53.7%	55.8%		(2.1%)

Product Revenue. Product revenue for the three months ended April 30, 2013 increased $2.9 million, or 24% over the same period of fiscal 2013, primarily due to the following:

•	A $4.6 million increase in our in-home gateway revenue which was due to a significant gateway licensing transaction with a customer in Europe that was signed during our fourth quarter of fiscal 2013 and higher legacy middleware product revenues resulting from the signing of an amendment with a European customer during the third quarter of fiscal 2013 which allows revenue to be recognized over the term of the amendment; and

•	A $0.5 million increase in advertising licensing revenues, primarily from a European customer, and $1.0 million higher licensing revenues from our back office products.

These increases were partially offset by a $3.2 million decrease in VOD servers revenues during the first quarter of fiscal 2014, as compared to the same period of the prior fiscal year, as we had a higher number of significant VOD servers shipments to North American customers during the first quarter of the prior fiscal year.

Service Revenue. Service revenue for the three months ended April 30, 2013 decreased $4.0 million, or 16%, as compared to the same period of fiscal 2013,

primarily due to:

•	a $1.6 million decrease in the first quarter of fiscal 2014, as compared to the same period of fiscal 2013 in our in-home service revenues primarily due to our legacy middleware service revenues as a result of a recent amendment with a European customer which resulted in a higher portion of revenue recognized as product revenue; and

•	a $0.9 million decrease in technical support revenues primarily in legacy advertising products and a $1.5 million decrease in professional service revenue resulting from lower legacy product shipments.

For the first quarter of fiscal 2014 and fiscal 2013, two customers accounted for 33% and 27% of our total revenues, respectively. We believe that a significant amount of our revenues will continue to be derived from a limited number of customers.

International sales accounted for 57% and 39% of total revenues in the first quarter of fiscal 2014 and fiscal 2013, respectively. We believe that international product and service revenues will continue to be a significant portion of our business in the future.

Gross Profit and Margin. Cost of product revenues consists primarily of the cost of purchased material components and subassemblies, labor and overhead relating to the final assembly and testing of complete systems and related expenses, and labor and overhead costs related to software development contracts. Our gross profit margin decreased approximately two percentage points for the three months ended April 30, 2013, as compared to the same period of the prior year, primarily due to the following:

•	A 14 percentage point increase in gross product profit margin to 80% for the three months ended April 30, 2013, primarily due to higher in-home licensing revenues, a result of higher gateway licensing and higher legacy middleware license revenue resulting from the signing of a new amendment with a European customer; and

•	A 16 percentage point decrease in gross service profit margin to 35% for the first quarter of fiscal 2014, compared to the same period of fiscal 2013, primarily due to higher absorption of research and development costs to cost of sales relating to our significant in-home gateway service project for an European customer and to lower professional service revenues while we maintain the same cost structure.

Operating Expenses

Research and Development

The following table provides information regarding the change in research and development expenses during the periods presented:

	Three Months Ended		Increase/	Increase/
	April 30,		(Decrease)	(Decrease)
	2013	2012	$ Amount	% Change
	(Amounts in thousands, except for percentage data)
Research and development
expenses	$9,692	$9,773	$(81)	(0.8%)
% of total revenue	27.3%	26.7%

Research and development expenses consist primarily of employee costs, which include salaries, benefits and related payroll taxes, depreciation of development and test equipment and an allocation of related facility expenses. During the three months ended April 30, 2013, our total research and development expenses remained relatively stable as compared to the same prior fiscal year period, as higher absorption of research and development to cost of sales from higher in-home gateway service revenues resulted in a decrease in research and development expense for the three months ended April 30, 2013 and were mostly offset by an increase in outside contract labor costs. We will continue to focus our investment in research and development on our next generation product offerings.

Selling and Marketing

The following table provides information regarding the change in selling and marketing expenses during the periods presented:

	Three Months Ended		Increase/	Increase/
	April 30,		(Decrease)	(Decrease)
	2013	2012	$ Amount	% Change
	(Amounts in thousands, except for percentage data)

Selling and marketing expenses	$3,602	$4,093	$(491)	(12.0%)
% of total revenue	10.1%	11.2%

Selling and marketing expenses consist primarily of payroll costs, which include salaries and related payroll taxes, benefits and commissions, travel expenses and certain promotional expenses. Selling and marketing expenses decreased $0.5 million, or 12%, in the first quarter of fiscal 2014, when compared to the same period of fiscal 2013. This decrease was primarily due to a reduction in headcount that occurred during the second half of fiscal 2013 with a corresponding reduction in travel and commissions expenses relating to these former employees.

General and Administrative

The following table provides information regarding the change in general and administrative expenses during the periods presented:

	Three Months Ended		Increase/	Increase/
	April 30,		(Decrease)	(Decrease)
	2013	2012	$ Amount	% Change
	(Amounts in thousands, except for percentage data)

General and administrative
expenses	$4,967	$4,880	$87	1.8%
% of total revenue	14.0%	13.3%

General and administrative expenses consist primarily of employee costs, which include salaries and related payroll taxes and benefit-related costs, legal and accounting services and an allocation of related facilities expenses. General and administrative expenses increased $0.1 million, or 2%, during the first quarter of fiscal 2014, as compared to the same period of fiscal 2013. The increase was primarily due to higher depreciation expense relating to the roll out of our new ERP system on February 1, 2013.

Amortization of Intangible Assets

The following table provides information regarding the change in amortization of intangible assets expenses during the periods presented:

	Three Months Ended		Increase/	Increase/
	April 30,		(Decrease)	(Decrease)
	2013	2012	$ Amount	% Change
	(Amounts in thousands, except for percentage data)

Amortization of intangible assets	$1,149	$1,503	$(354)	(23.6%)
% of total revenue	3.2%	4.1%

Amortization expense is primarily related to the costs of acquired intangible assets. Amortization is also based on the future economic value of the related intangible assets which is generally higher in the earlier years of the assets’ lives. During the first quarter of fiscal 2014 we incurred amortization expenses of $0.3 million which were charged to cost of sales. This is compared to $0.5 million for the same period of fiscal 2013. Additionally, for the first quarter of fiscal 2014, we recorded amortization expense of $0.8 million in operating expenses, compared to $1.0 million for the same period of fiscal 2013. The decreased amortization costs are primarily due to certain intangible assets which were fully amortized during fiscal 2013.

Stock-based Compensation Expense

The following table provides information regarding the change in stock-based compensation expense during the periods presented:

	Three Months Ended		Increase/	Increase/
	April 30,		(Decrease)	(Decrease)
	2013	2012	$ Amount	% Change
	(Amounts in thousands, except for percentage data)

Stock-based compensation
expense	$1,113	$1,028	$85	8.3%
% of total revenue	3.1%	2.8%

Stock-based compensation expense is related to the issuance of stock grants to our employees, executives and Board of Directors. Stock-based compensation expense increased $0.1 million, or 8%, during the three months ended April 30, 2013, as compared to the same period of fiscal 2013.

Earn-outs and Change in Fair Value of Earn-outs

The following table provides information regarding the change in earn-outs and change in fair value of earn-outs during the periods presented:

	Three Months Ended		Increase/	Increase/
	April 30,		(Decrease)	(Decrease)
	2013	2012	$ Amount	% Change
	(Amounts in thousands, except for percentage data)

Earn-outs and change in fair value
of earn-outs	$20	$60	$(40)	(66.7%)
% of total revenue	0.1%	0.2%

Earn-out costs include changes in the fair value of acquisition-related contingent consideration, and changes in contingent liabilities related to estimated earn-out payments. In May 2013, we made final cash earn-out payments of $3.2 million to the former shareholders of VividLogic and Flashlight.

Professional Fees- Acquisitions, Divestitures, Litigation, and Strategic Alternatives

The following table provides information regarding the change in professional fees expenses associated with acquisitions, divestitures, litigation and strategic alternatives during the periods presented:

	Three Months Ended		Increase/	Increase/
	April 30,		(Decrease)	(Decrease)
	2013	2012	$ Amount	% Change
	(Amounts in thousands, except for percentage data)

Professional fees: acquisitions,
divestitures, litigation and
strategic alternatives	$495	$950	$(455)	(47.9%)
% of total revenue	1.4%	2.6%

Professional fees in the first quarter of fiscal 2014 decreased $0.5 million, as compared to the same period of fiscal 2013, primarily due to lower fees paid to outside counsel to defend our patent litigation with ARRIS and the first quarter of fiscal 2013 included fees paid for the divestiture of our Broadcast Servers and Storage business and our Media Services business.

Severance and Other Restructuring Costs

The following table provides information regarding the change in severance and other restructuring costs during the periods presented:

	Three Months Ended		Increase/	Increase/
	April 30,		(Decrease)	(Decrease)
	2013	2012	$ Amount	% Change
	(Amounts in thousands, except for percentage data)

Severance and other restructuring
costs	$229	$(28)	$257	>(100%)
% of total revenue	0.6%	(0.1%)

Severance and other restructuring costs increased $0.3 million for the three months ended April 30, 2013, as compared to the same period of fiscal 2013 primarily due to severance charges related to the separation of seven employees, as we continued to take actions to lower our cost structure and improve our financial performance.

Interest Income, Net and Other Expense, Net

The table below provides detail regarding our interest income, net and other expense, net:

	Three Months Ended		Increase/	Increase/
	April 30,		(Decrease)	(Decrease)
	2013	2012	$ Amount	% Change
	(Amounts in thousands, except for percentage data)

Interest income, net	$30	$37	$(7)	(18.9%)
Foreign exchange (loss) gain	(479)	8	(487)	>(100%)
Other	51	-	51	N/A
	$(398)	$45	$(443)

Foreign exchange loss. The increase in foreign exchange losses was a result of the change in exchange rates between the U.S. Dollar and foreign currencies between the periods presented.

(Loss) gain from sale of investment in affiliates

In fiscal 2014, we recorded a loss of $0.1 million from the sale of all of our investment in Minerva, compared to a $0.8 million gain on sale of our investment in InSite One recorded during the first quarter of fiscal 2013, as we received additional funds that were previously held in escrow by the buyers of InSite One.

Income Tax Benefit

	Three Months Ended		Increase/	Increase/
	April 30,		(Decrease)	(Decrease)
	2013	2012	$ Amount	% Change
	(Amounts in thousands, except for percentage data)

Income tax (benefit) provision	$(241)	$1	$(242)	>(100%)
Effective tax rate	10.6%	(0.3%)

For the three months ended April 30, 2013, we recorded income tax benefits of $0.2 million on losses before tax of $2.3 million. Our effective tax rate of 11% was based on the full fiscal year estimates and projected profitability in the fiscal 2014. In addition, our benefit is affected by the geographic jurisdiction in which the worldwide income or losses have been incurred, resulting in the difference between the federal statutory rate of 35% and the forecasted effective tax rate.

Our effective tax rate in fiscal 2014 and in future periods may fluctuate on a quarterly basis as a result of changes in the valuation of our deferred tax assets, changes in actual results versus our estimates, or changes in tax laws, regulations, accounting principles, or interpretations thereof. We regularly review our tax positions in each significant taxing jurisdiction in the process of evaluating our unrecognized tax benefits. We make adjustments to our unrecognized tax benefits when: i) facts and circumstance regarding a tax position change, causing a change in management’s judgment regarding that tax position; ii) a tax position is effectively settled with a tax authority; and/or iii) the statute of limitations expires regarding a tax position.

We continue to maintain a valuation allowance against deferred tax assets where realization is not certain. We periodically evaluate the likelihood of the realization of deferred tax assets and reduce the carrying amount of these deferred tax assets by a valuation allowance to the extent we believe a portion will not be realized.

Non-GAAP Measures. We define non-GAAP income from operations as U.S. GAAP operating income or loss plus stock-based compensation expenses, amortization of intangible assets, earn-outs and change in fair value of earn-outs, professional fees associated with acquisitions, divestitures, litigation and strategic alternatives and severance and other restructuring costs. We define adjusted EBITDA as U.S. GAAP operating income or loss before depreciation expense, amortization of intangible assets, stock-based compensation expense, earn-outs and change in fair value of earn-outs, professional fees associated with acquisitions, divestitures, litigation and strategic alternatives, and severance and other restructuring costs. We discuss non-GAAP income from operations in our quarterly earnings releases and certain other communications as we believe non-GAAP operating income from operations and adjusted EBITDA are both important measures that are not calculated according to U.S. GAAP. We use non-GAAP income from operations and adjusted EBITDA in internal forecasts and models when establishing internal operating budgets, supplementing the financial results and forecasts reported to our Board of Directors, determining a component of bonus compensation for executive officers and other key employees based on operating performance and evaluating short-term and long-term operating trends in our operations. We believe that non-GAAP income from operations and adjusted EBITDA financial measures assist in providing an enhanced understanding of our underlying operational measures to manage the business, to evaluate performance compared to prior periods and the marketplace, and to establish operational goals. We believe that these non-GAAP financial adjustments are useful to investors because they allow investors to evaluate the effectiveness of the methodology and information used by management in our financial and operational decision-making.

Non-GAAP income from operations and adjusted EBITDA are non-GAAP financial measures and should not be considered in isolation or as a substitute for financial information provided in accordance with U.S. GAAP. These non-GAAP financial measures may not be computed in the same manner as similarly titled measures used by other companies. We expect to continue to incur expenses similar to the financial adjustments described above in arriving at non-GAAP income from operations and adjusted EBITDA, and investors should not infer from our presentation of this non-GAAP financial measure that these costs are unusual, infrequent or non-recurring.

The following tables include the reconciliations of our U.S. GAAP income or loss from operations, the most directly comparable U.S. GAAP financial measure, to our non-GAAP income from operations and the reconciliation of our U.S. GAAP income or loss from operations to our adjusted EBITDA for the three months ended April 30, 2013 and 2012. Effective February 1, 2013, as a result of a change in how we review our business, certain information technology costs which were formerly allocated out of general and administration expenses remained in general and administration expenses. Prior year balances were adjusted to conform to this presentation (amounts in thousands, except per share and percentage data):

	Three Months Ended			Three Months Ended
	April 30, 2013			April 30, 2012
	GAAP			GAAP
	As Reported	Adjustments	Non-GAAP	As Reported	Adjustments	Non-GAAP
Revenues:
Products	$14,808	$-	$14,808	$11,927	$-	$11,927
Services	20,744	-	20,744	24,699	-	24,699
Total revenues	35,552	-	35,552	36,626	-	36,626

Cost of revenues:
Products	2,658	-	2,658	3,497	-	3,497
Services	13,443	-	13,443	12,041	-	12,041
Amortization of intangible assets	313	(313)	-	525	(525)	-
Stock-based compensation	54	(54)	-	117	(117)	-
Total cost of revenues	16,468	(367)	16,101	16,180	(642)	15,538

Gross profit	19,084	367	19,451	20,446	642	21,088
Gross profit percentage	53.7%	1.0%	54.7%	55.8%	1.8%	57.6%

Operating expenses:
Research and development	9,692	-	9,692	9,773	-	9,773
Selling and marketing	3,602	-	3,602	4,093	-	4,093
General and administrative	4,967	-	4,967	4,880	-	4,880
Amortization of intangible assets	836	(836)	-	978	(978)	-
Stock-based compensation expense	1,059	(1,059)	-	911	(911)	-
Earn-outs and change in fair value of
earn-outs	20	(20)	-	60	(60)	-
Professional fees: acquisitions, divestitures,
litigation and strategic alternatives	495	(495)	-	950	(950)	-
Severance and other restructuring costs	229	(229)	-	(28)	28	-
Total operating expenses	20,900	(2,639)	18,261	21,617	(2,871)	18,746
(Loss) income from operations	$(1,816)	$3,006	$1,190	$(1,171)	$3,513	$2,342
(Loss) income from operations percentage	(5.1%)	8.4%	3.3%	(3.2%)	9.6%	6.4%

Weighted average common shares outstanding:
Basic	32,513	32,513	32,513	32,544	32,544	32,544
Diluted	32,513	33,169	33,169	32,544	32,982	32,982
Non-GAAP operating (loss) income per share:
Basic	$(0.05)	$0.09	$0.04	$(0.04)	$0.11	$0.07
Diluted	$(0.05)	$0.09	$0.04	$(0.04)	$0.11	$0.07

Adjusted EBITDA:

Loss from operations			$(1,816)			$(1,171)

Depreciation expense			1,180			1,353
Amortization of intangible assets			1,149			1,503
Stock-based compensation expense			1,113			1,028
Earn-outs and changes in fair value			20			60
Professional fees: acquisitions, divestitures, etc.			495			950
Severance and other restructuring			229			(28)

Adjusted EBITDA			$2,370			$3,695
Adjusted EBITDA %			6.7%			10.1%

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

Professional Fees: Acquisitions, Divestitures, Litigation, and Strategic Alternatives. We have excluded the effect of legal and other professional costs associated with our acquisitions, divestitures, litigation and strategic alternatives because the amount and timing of the expenses are largely non-recurring.

Severance and Other Restructuring. We incur charges due to the restructuring of our business, including severance charges and facility reductions resulting from our restructuring and streamlining efforts and any changes due to revised estimates, which we generally would not have otherwise incurred in the periods presented as part of our continuing operations. We also incurred charges for the hiring and appointment of the Chief Executive Officer.

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

Liquidity and Capital Resources

The following table includes key line items of our consolidated statements of cash flows:

	Three Months Ended		Increase/
	April 30,		(Decrease)
	2013	2012	$ Amount
	(Amounts in thousands)

Total cash provided by operating activities	$3,103	$3,027	$76
Total cash used in investing activities	(640)	(895)	255
Total cash provided by (used in) financing activities	84	(224)	308
Effect of exchange rate changes on cash	(79)	168	(247)
Net increase in cash and cash equivalents	$2,468	$2,076	$392

Historically, we have financed our operations and capital expenditures primarily with cash on-hand. Cash, restricted cash, and marketable securities increased from $120.9 million at January 31, 2013 to $122.3 million at April 30, 2013. The increase in our cash and marketable securities of $1.4 million was primarily due to non-cash expenses of $3.3 million, the receipt of $2.0 million of the amount held in escrow related to the sale of our Media Services business and changes in operating assets and liabilities of $2.1 million. These increases were partially offset by a use of cash from our net losses of $2.3 million, capital expenditures of $0.5 million and earn-out payments of $3.2 million.

We believe that existing funds combined with available borrowings under our demand note payable and cash provided by future operating activities are adequate to satisfy our working capital, potential acquisitions, capital expenditure requirements and other contractual obligations for the foreseeable future, including at least the next 12 months. Given our cash and marketable securities and working capital balances, we believe that repatriation of cash from outside the United States will not be a material factor for us.

Operating Activities

Below are key line items affecting cash from operating activities:

	Three Months Ended		Increase/
	April 30,		(Decrease)
	2013	2012	$ Amount
	(Amounts in thousands)

Net loss from continuing operations	$(2,020)	$(287)	$(1,733)
Adjustments to reconcile net loss to cash provided by operating
activities from continuing operations	3,282	3,457	(175)
Net income including adjustments	1,262	3,170	(1,908)
Decrease in accounts receivable	2,093	14,834	(12,741)
Decrease in prepaid expenses and other current assets	3,747	475	3,272
Decrease in accrued expenses	(1,336)	(5,122)	3,786
Decrease in deferred revenues	(1,349)	(7,307)	5,958
All other - net	(1,349)	(2,545)	1,196
Net cash provided by operating activities from continuing
operations	3,068	3,505	(437)
Net cash provided by (used in) operating activities from
discontinued operations	35	(478)	513
	$3,103	$3,027	$76

We generated net cash from continuing operating activities of $3.1 million for the three months ended April 30, 2013. This cash provided by operating activities was primarily the result of our net loss from continuing operations adjusted for non-cash expenses provided cash of $1.3 million, a decrease in accounts receivable provided cash of $2.1 due to strong collections during the period and a decrease in prepaid expenses and other current assets of $3.7 million, primarily due to a tax refund from a carry back claim. These amounts were partially offset by a $1.3 million decrease in accrued expenses of which $0.4 million was related to severance payments, a $0.8 million decrease in accounts payable and a $1.3 million decrease in deferred revenue resulting from revenue recognition from our annual post warranty contracts that were renewed in January 2013 with our customers. Other uses of cash from operating activities include an increase in inventory for $0.3 million and a change in foreign currency translations of our balance sheet of $0.2 million.

Investing Activities

Cash flows from investing activities are as follows:

	Three Months Ended		Increase/
	April 30,		(Decrease)
	2013	2012	$ Amount
	(Amounts in thousands)

Purchases of property and equipment	$(507)	$(633)	$126
Purchases of marketable securities	(2,062)	(6,951)	4,889
Proceeds from sale of property and equipment	20	-	20
Proceeds from sale and maturity of marketable securities	3,116	8,101	(4,985)
Additional proceeds from sale of equity investment	-	814	(814)
Acquisition of businesses and payment of contingent
consideration, net of cash acquired	(3,206)	(1,476)	(1,730)
Increase in restricted cash	(1)	(500)	499
Net cash used in investing activities from continuing operations	(2,640)	(645)	(1,995)
Net cash provided by (used in) investing activities from
discontinued operations	2,000	(250)	2,250
	$(640)	$(895)	$255

We used $0.6 million of cash in investing activities from continuing operations primarily related to the purchase of capital assets of $0.5 million due to the purchase of computer and research and development equipment. In addition, outlays of cash included $3.2 million of earn-out payments to the former shareholders of our acquisitions. This cash used in investing activities was offset by $1.1 million of net proceeds related to the sale of marketable securities and the receipt of $2.0 million of the amount held in escrow related to the sale of our Media Services business.

Financing Activities

Cash flows from financing activities are as follows:

	Three Months Ended		Increase/
	April 30,		(Decrease)
	2013	2012	$ Amount
	(Amounts in thousands)

Repurchases of our common stock	$-	$(504)	$504
Proceeds from issuance of common stock relating to stock option
exercises	84	280	(196)
	$84	$(224)	$308

We generated $0.1 million in cash from our financing activities which is a result of the issuance of common stock for the exercise of employee stock options during the first quarter of fiscal 2014.

Effect of exchange rate changes decreased cash and cash equivalents by $0.1 million for the three months ended April 30, 2013, due to the translation of European subsidiaries cash balances, which use the Euro as their functional currency, to U.S. dollars.

On September 1, 2009, we completed the acquisition of eventIS from a holding company in which Erwin van Dommelen, who was employed by us from March 2010 to September 2012, holds a 32% interest in. Under the terms of the definitive agreement, SeaChange paid $36.6 million upon the closing of the transaction on September 1, 2009. In addition, we were obligated to pay €1.2 million (approximately $1.6 million) in cash to the former eventIS shareholders on each of the first three anniversary dates following the acquisition. We were also obligated on each of the aforementioned anniversary dates to issue shares of restricted stock of SeaChange equating to €0.8 (approximately $1.0 million) annually to the former eventIS shareholders. The purchase price also included a performance-based component principally related to the achievement of certain annual revenue targets for eventIS and SeaChange products and services. The revenue performance metrics covered the three year period ending January 31, 2013 with payment upon achievement of these metrics occurring annually. We have made cash payments to date to the holding company of approximately $44 million and issued approximately 304,000 restricted common shares. On September 1, 2012, we amended the eventIS share purchase agreement with the holding company and as a result, we will accelerate unvested restricted shares of approximately 102,000 shares on September 1, 2013. The amendment did not change the total amount of payments payable under the purchase agreement. We estimate the remaining earn-out payments will be made during the second quarter of fiscal 2014 for amounts earned based on the respective earn-out criteria.

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

We are occasionally required to post customer performance bonds, issued by a financial institution, to secure certain sales contracts. Customer performance bonds generally authorize the financial institution to make a payment to the beneficiary upon the satisfaction of a certain event or the failure to satisfy an obligation. The customer performance bonds are generally posted for one-year terms and are usually automatically renewed upon maturity until such time as we have satisfied the commitment secured by the customer performance bond. We are obligated to reimburse the issuer only if the beneficiary collects on the customer performance bonds. We currently have a customer performance bond outstanding totaling $0.9 million which was previously secured under the RBS Citizens line of credit. We are holding $0.9 million in restricted cash with RBS Citizens on our consolidated balance sheet as of April 30, 2013 to cover these outstanding customer performance bonds.

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

Contractual Obligations

Other than a decrease in our non-cancelable lease obligations and contingent consideration in the first quarter of fiscal 2014, there have been no significant changes to our contractual obligations outside the ordinary course of business since January 31, 2013. Refer to our Form 10-K for the fiscal year ended January 31, 2013 for additional information regarding our contractual obligations.

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

Recent Accounting Standard Updates

We consider the applicability and impact of all ASU’s. ASU’s not listed below were assessed and determined to be either not applicable or are expected to have minimal impact on our consolidated financial position or results of operations.

Impact of Recently Adopted Accounting Guidance

Amounts Reclassified Out of Accumulated Other Comprehensive Income

In February 2013, the FASB issued ASU 2013-02, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income,” this update requires us to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, we are required to present, either on the face of the consolidated financial statements or in the notes to the consolidated financial statements, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income, but only if the amount reclassified is required to be reclassified in its entirety in the same reporting period. For amounts that are not required to be reclassified in their entirety to net income, we are required to cross-reference to other disclosures that provide additional details about these amounts. We adopted this update beginning in fiscal 2014. Early adoption was permitted. Besides changes to disclosures, the adoption of this update does not have a significant impact on our consolidated financial statements.

Balance Sheet Offsetting

In January 2013, the FASB issued ASU 2013-01, “Balance Sheet (Topic 220)-Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities,” which amends previous guidance on the disclosures about offsetting assets and liabilities on the balance sheet to clarify that the scope of this guidance applies to derivatives (including bifurcated embedded derivatives), repurchase agreements (and reverse repurchase agreements) and securities borrowing (and lending) transactions that are offset or subject to an enforceable master netting arrangement or similar agreement. We adopted this guidance effective at the beginning of our fiscal 2014. The adoption of this update does not currently have a significant impact on our consolidated financial statements.

Indefinite-Lived Intangible Assets

In July 2012, the FASB issued ASU 2012-02, “Intangibles – Goodwill and Other: Testing Indefinite-Lived Intangible Assets for Impairment,” which amends previous guidance on the annual and interim testing of indefinite-lived intangible assets for impairment. The guidance became effective at the beginning of our 2014 fiscal year, although early adoption was permitted. The update provides entities with the option of first assessing qualitative factors to determine whether it is more than likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount. If it is determined, on the basis of qualitative factors, that the fair value of the indefinite-lived intangible asset is more likely than not less than the carrying amount, a quantitative impairment test would still be required. Currently, the only indefinite-lived intangible assets that we hold are goodwill and trade names. We perform annual impairment tests on these indefinite-lived assets as of August 1st of each fiscal year. The adoption of this update does not have a significant impact on our consolidated financial statements.

Recent Accounting Guidance Not Yet Effective

Release of Cumulative Translation Adjustment into Net Income

In March 2013, the FASB issued ASU 2013-05, “Foreign Currency Matter (Topic 830) – Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity,” which amends previous guidance related to overall consolidation rules and rules related to the translation of financial statements. ASU 2013-05 requires that the parent release any related cumulative translation adjustment into net income only if the sale or transfer results in the complete or substantially complete liquidation of the foreign entity in which the subsidiary or group of assets had resided. The new guidance will be effective prospectively for us beginning February 1, 2014. Early adoption is permitted. We do not anticipate material impacts on our financial statements upon adoption.

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

Substantially all of our international product sales are payable in United States Dollars (USD). In the case of our operations in the Netherlands, product sales are generally payable in local currencies, providing a natural hedge for receipts and local payments. In light of the high proportion of our international businesses, we expect the risk of any adverse movements in foreign currency exchange rates could have an impact on our translated results within the consolidated statements of operations and comprehensive loss and the consolidated balance sheets. For the first three months of fiscal 2014, we generated a foreign currency translation loss of $1.0 million compared to a $1.6 million foreign currency translation gain for the same period of fiscal 2013, both which were recorded as accumulated other comprehensive loss, decreasing our equity section of the consolidated balance sheet over the prior year.

All foreign currency gains and losses are included in other (expense) income, net, in the accompanying consolidated statements of operations and comprehensive loss. For the three months ended April 30, 2013, we recorded $0.5 million in losses due to the change in exchange rates between the U.S. Dollar and foreign currencies.

Interest Rate Risk

Exposure to market risk for changes in interest rates relates primarily to our investment portfolio of marketable debt securities of various issuers, types and maturities and to our borrowings under our bank line of credit facility. We do not use interest rate related derivative instruments in our investment portfolio, and our investment portfolio only includes highly liquid instruments. Our cash and marketable securities include cash equivalents, which we consider to be investments purchased with original maturities of three months or less. There is risk that losses could be incurred if we were to sell any of our securities prior to stated maturity. Given the short maturities and investment grade quality of the portfolio holdings at April 30, 2013, a sharp change in interest rates should not have a material adverse impact on the fair value of our investment portfolio. Additionally, our long term marketable investments, which are carried at the lower of cost or market, have fixed interest rates, and therefore are subject to changes in fair value.

ITEM 4. Controls and Procedures

(a) Evaluation of disclosure controls and procedures. We evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Form 10-Q. Raghu Rau, our Chief Executive Officer, and Anthony C. Dias, our Interim Chief Financial Officer, reviewed and participated in this evaluation. Based upon that evaluation, Messrs. Rau and Dias concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report and as of the date of the evaluation.

(b) Changes in internal control over financial reporting. As a result of the evaluation completed by us, and in which Messrs. Rau and Dias participated, we have concluded that there were no changes during the fiscal quarter ended April 30, 2013 in our internal control over financial reporting, which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. Risk Factors

In addition to the other information set forth in this Form 10-Q, you should carefully consider the risk factors discussed in Part I, “Item 1A. Risk Factors” in our Form 10-K for the fiscal year ended January 31, 2013, which could materially affect our business, financial condition or future results. The risks described in our Form 10-K are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.

ITEM 6. Exhibits

(a)	Exhibits

See the Exhibit Index following the signature page to this Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, SeaChange International, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: June 7, 2013
SEACHANGE INTERNATIONAL, INC.

	by:	/s/ ANTHONY C. DIAS
Anthony C. Dias
Interim Chief Financial Officer,
Senior Vice President, Finance and
Administration and Treasurer

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

