Form 10-Q
period 2013-07-31
SEACHANGE INTERNATIONAL INC
filed 2013-09-09
CIK 1019671

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2013

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

The number of shares outstanding of the registrant’s Common Stock on September 5, 2013 was 32,867,494.

SEACHANGE INTERNATIONAL, INC.

PART I – FINANCIAL INFORMATION

ITEM 1. Financial Statements (Unaudited)

SEACHANGE INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited, amounts in thousands, except share data)

	July 31, 2013	January 31, 2013
Assets
Current assets:
Cash and cash equivalents	$113,405	$106,721
Restricted cash	939	938
Marketable securities	5,022	6,104
Accounts and other receivables, net of allowance for doubtful accounts of $681 and $907 at July 31, 2013 and January 31, 2013, respectively	34,302	40,103
Unbilled receivables	2,163	—
Inventories	7,946	7,372
Prepaid expenses and other current assets	5,320	11,008
Assets held for sale	465	465
Deferred tax assets	—	324

Total current assets	169,562	173,035
Property and equipment, net	18,557	18,399
Marketable securities, long-term	7,126	7,169
Investments in affiliates	1,051	2,951
Intangible assets, net	14,962	17,514
Goodwill	44,613	45,103
Other assets	1,370	1,958

Total assets	$257,241	$266,129

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$8,039	$7,846
Other accrued expenses	13,046	15,848
Customer deposits	156	4,268
Deferred revenues	27,445	28,730

Total current liabilities	48,686	56,692
Deferred revenue, long-term	1,830	1,873
Other liabilities, long-term	272	325
Taxes payable, long-term	2,618	2,406
Deferred tax liabilities, long-term	2,262	2,632

Total liabilities	55,668	63,928

Commitments and contingencies (Note 7)
Stockholders’ equity:
Common stock, $0.01 par value; 100,000,000 shares authorized; 32,666,797 shares issued and 32,627,013 outstanding at July 31, 2013, and 32,510,326 shares issued and 32,470,542 outstanding at January 31, 2013	327	327
Additional paid-in capital	218,628	216,359
Treasury stock, at cost; 39,784 and 39,784 common shares, respectively	(1)	(1)
Accumulated loss	(14,858)	(12,658)
Accumulated other comprehensive loss	(2,523)	(1,826)

Total stockholders’ equity	201,573	202,201

Total liabilities and stockholders’ equity	$257,241	$266,129

The accompanying notes are an integral part of these unaudited, consolidated financial statements.

SEACHANGE INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Unaudited, amounts in thousands, except per share data)

	Three Months Ended July 31,		Six Months Ended July 31,
	2013	2012	2013	2012
Revenues:
Products	$16,179	$13,541	$30,987	$25,468
Services	21,201	23,197	41,945	47,896

Total revenues	37,380	36,738	72,932	73,364

Cost of revenues:
Products	1,916	4,658	4,574	8,155
Services	13,718	12,952	27,161	24,993
Amortization of intangible assets	314	503	627	1,028
Stock-based compensation expense	70	77	124	194
Inventory write-down	—	1,752	—	1,752

Total cost of revenues	16,018	19,942	32,486	36,122

Gross profit	21,362	16,796	40,446	37,242

Operating expenses:
Research and development	10,103	9,474	19,795	19,247
Selling and marketing	3,733	3,908	7,335	8,001
General and administrative	4,513	4,570	9,480	9,450
Amortization of intangible assets	834	944	1,670	1,922
Stock-based compensation expense	587	1,927	1,646	2,838
Earn-outs and change in fair value of earn-outs	14	1,543	34	1,603
Professional fees: acquisitions, divestitures, litigation, and strategic alternatives	426	469	921	1,419
Severance and other restructuring costs	617	1,470	846	1,442

Total operating expenses	20,827	24,305	41,727	45,922

Income (loss) from operations	535	(7,509)	(1,281)	(8,680)
Other expenses, net	(41)	(474)	(439)	(429)
(Loss) gain on sale of investment in affiliates	(271)	—	(338)	814

Income (loss) before income taxes and equity income in earnings of affiliates	223	(7,983)	(2,058)	(8,295)
Income tax (benefit) provision	(120)	115	(361)	116
Equity income in earnings of affiliates, net of tax	—	—	20	26

Income (loss) from continuing operations	343	(8,098)	(1,677)	(8,385)

Gain (loss) on sale of discontinued operations, net of tax	—	2,547	—	(14,448)
Loss from discontinued operations, net of tax	(558)	(447)	(523)	(2,742)

Net loss	$(215)	$(5,998)	$(2,200)	$(25,575)

Net loss	$(215)	$(5,998)	$(2,200)	$(25,575)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	352	3,524	(688)	5,159
Unrealized (loss) gain on marketable securities	(12)	13	(9)	—

Comprehensive income (loss)	$125	$(2,461)	$(2,897)	$(20,416)

Net loss per share:
Basic loss per share	$(0.01)	$(0.18)	$(0.07)	$(0.78)

Diluted loss per share	$(0.01)	$(0.18)	$(0.07)	$(0.78)

Net income (loss) per share from continuing operations:
Basic income (loss) per share	$0.01	$(0.25)	$(0.05)	$(0.25)

Diluted income (loss) per share	$0.01	$(0.25)	$(0.05)	$(0.25)

Net (loss) income per share from discontinued operations:
Basic (loss) income per share	$(0.02)	$0.07	$(0.02)	$(0.53)

Diluted (loss) income per share	$(0.02)	$0.07	$(0.02)	$(0.53)

Weighted average common shares outstanding:
Basic	32,584	32,629	32,547	32,585

Diluted	32,584	32,629	32,547	32,585

The accompanying notes are an integral part of these unaudited, consolidated financial statements.

SEACHANGE INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, amounts in thousands)

	Six Months Ended July 31,
	2013	2012
Cash flows from operating activities:
Net loss	$(2,200)	$(25,575)
Net loss from discontinued operations	523	17,190
Adjustments to reconcile net loss to net cash provided by (used in) operating activities from continuing operations:
Depreciation and amortization of fixed assets	2,303	2,307
Amortization of intangible assets	2,297	2,950
Impairment of long-lived asset	—	956
Provision for inventory obsolescense	—	188
Loss (gain) on sale of investment in affiliates	338	(814)
Stock-based compensation expense	1,770	3,032
Change in contingent consideration related to acquisitions	34	1,603
Other	60	44
Changes in operating assets and liabilities:
Accounts receivable	1,664	1,839
Unbilled receivables	(2,155)	2,898
Inventories	(995)	1,494
Prepaid expenses and other assets	7,924	(4,316)
Accounts payable	(273)	(1,433)
Accrued expenses	(694)	923
Customer deposits	(4,112)	(1,410)
Deferred revenues	(1,140)	(8,824)
Other	(64)	184

Net cash provided by (used in) operating activities from continuing operations	5,280	(6,764)
Net cash (used in) provided by operating activities from discontinued operations	(523)	559

Total cash provided by (used in) operating activities	4,757	(6,205)

Cash flows from investing activities:
Purchases of property and equipment	(1,449)	(980)
Purchases of marketable securities	(4,093)	(10,526)
Proceeds from sale and maturity of marketable securities	5,141	9,109
Additional proceeds from sale of equity investments	1,128	814
Acquisition of businesses and payment of contingent consideration, net of cash acquired	(3,206)	(4,530)
Other	21	—

Net cash used in investing activities from continuing operations	(2,458)	(6,113)
Net cash provided by investing activities from discontinued operations	4,000	23,811

Total cash provided by investing activities	1,542	17,698

Cash flows from financing activities:
Repurchases of common stock	—	(504)
Proceeds from issuance of common stock relating to stock option exercises	499	530

Net cash provided by financing activities from continuing operations	499	26
Net cash provided by financing activities from discontinued operations	—	872

Total cash provided by financing activities	499	898

Effect of exchange rate changes on cash	(114)	(406)

Net increase in cash and cash equivalents	6,684	11,985

Cash and cash equivalents, beginning of period	106,721	80,585

Cash and cash equivalents, end of period	$113,405	$92,570

Supplemental disclosure of cash flow information:
Income taxes paid	$472	$1,267
Supplemental disclosure of non-cash activities:
Transfer of items originally classified as inventories to equipment	$417	$394

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

Effective February 1, 2013, as a result of a change in how we review our business, certain information technology costs which were formerly allocated out of general and administration expenses, remained in general and administration expenses. Prior fiscal year balances were adjusted to conform to this presentation. The reclassification, reflected in our current statements of operations and comprehensive income (loss) related to the three and six months ended July 31, 2012, is as follows:

	Three Months Ended July 31, 2012	Six Months Ended July 31, 2012
Cost of revenue—product	$(58)	$(112)
Cost of revenue—service	(248)	(487)
Research and development expenses	(190)	(372)
Selling and marketing expenses	(41)	(81)
General and administrative expenses	537	1,052

	$—	$—

We also hold minority investments in the capital stock of certain private companies having product offerings or customer relationships that have strategic importance. We evaluate our equity and debt investments and other contractual relationships with affiliate companies in order to determine whether the guidelines regarding the consolidation of variable interest entities (“VIEs”) should be applied in the financial statements. We have concluded that we are not the primary beneficiary for any VIEs as of July 31, 2013.

Immaterial Prior Period Adjustment

During the second quarter of fiscal 2014, we identified an adjustment to the calculation of the derived service period on 875,000 stock options, which included both a market price and service condition, awarded to our CEO in May 2012. The stock options vest in three increments based upon the closing price of SeaChange’s common stock. If on May 1, 2015 fewer than 437,500 options have vested pursuant to market price vesting terms, then an additional number of options shall vest such that the total number of vested options under the award shall equal 437,500 and all remaining unvested options shall thereupon expire. We previously recorded the fair value of these stock options using the Monte Carlo simulation model, since the stock option vesting is variable depending on the closing market price of our common stock. The model simulated the daily trading price of the market price-based stock options’ expected term to determine if the vesting conditions would be triggered during that term and calculated a derived service period. As a result, the fair value of these stock options was estimated at $3.3 million with a derived service period of 2.1 years. During the current quarter, we determined that the simulation model used to calculate the derived service period of 2.1 years should have excluded the service condition of 36 months in vesting iterations. As a result of this change, the fair value of the stock option awards of $3.3 million did not change but the derived service period would have been 7.2 months for the first increment of 291,667 stock options, 9.6 months for the second increment of 291,666 stock options and 10.8 months for the third increment of 291,667 stock options. The impact of this change is an additional $1.8 million of stock compensation expense for our fiscal year 2013, which we have concluded would not have been material, individually or in aggregate, to our prior reporting periods.

In evaluating whether this adjustment was material to previously issued consolidated financial statements, we considered the guidance in the SEC’s Staff Accounting Bulletin No. (“SAB”) 99, “Materiality,” and Accounting Standards Codification (“ASC”) 250, “Accounting Changes and Error Corrections.” We concluded this adjustment was not material individually or in the aggregate to any of the prior reporting periods, and therefore, amendments of previously filed reports were not required. However, the cumulative adjustment would be material during the current quarter if the cumulative adjustment was recorded in the second quarter of fiscal 2014. Accordingly, in accordance with the SAB 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” adjustments to the applicable prior periods are reflected in the financial information herein and will be reflected in future filings containing such financial information. This non-cash adjustment had no net impact to our consolidated statements of cash flows. Below are the items within these consolidated financial statements that are impacted by the adjustment (amounts in thousands):

Consolidated Statements of Operations and Comprehensive Income (Loss):

	Three Months Ended July 31, 2012			Six Months Ended July 31, 2012
	As Previously Reported	Adjustment	As Revised	As Previously Reported	Adjustment	As Revised
Stock-based compensation expense	$1,300	$704	$2,004	$2,328	$704	$3,032
Loss from operations	$(6,805)	$(704)	$(7,509)	$(7,976)	$(704)	$(8,680)
Net loss	$(5,294)	$(704)	$(5,998)	$(24,871)	$(704)	$(25,575)
Comprehensive loss	$(1,757)	$(704)	$(2,461)	$(19,712)	$(704)	$(20,416)
Basic and diluted net loss per share	$(0.16)	$(0.02)	$(0.18)	$(0.76)	$(0.02)	$(0.78)

Consolidated Balance Sheet:

	January 31, 2013
	As Previously Reported	Adjustment	As Revised
Additional paid-in capital	$214,531	$1,828	$216,359
Accumulated loss	$(10,830)	$(1,828)	$(12,658)

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

We have historically applied the software revenue recognition rules as prescribed by ASC 985-605, “Software: Revenue Recognition.” In October 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update number (“ASU”) 2009-14, “Certain Revenue Arrangements That Include Software Elements,” which amended ASC 985-605. This ASU removes tangible products containing software components and non-software components that function together to deliver the product’s essential functionality from the scope of the software revenue recognition rules. In the case of our hardware products with embedded software, we have determined that the hardware and software components function together to deliver the product’s essential functionality, and therefore, the revenue from the sale of these products no longer falls within the scope of the software revenue recognition rules. Revenue from the sale of software-only products remains within the scope of the software revenue recognition rules. Maintenance and support, training, consulting, and installation services no longer fall within the scope of the software revenue recognition rules, except when they are sold with and relate to a software-only product. Revenue recognition for products that no longer fall under the scope of the software revenue recognition rules is similar to that for other tangible products and ASU 2009-13, “Multiple-Deliverable Revenue Arrangements,” which amended ASC 985-605 and was also issued in October 2009, which is applicable for multiple-deliverable revenue arrangements. ASU 2009-13 allows companies to allocate revenue in a multiple-deliverable arrangement in a manner that better reflects the transaction’s economics.

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

There have been no material changes to our significant accounting policies, as compared to the significant accounting policies described in our Form 10-K for the fiscal year ended January 31, 2013, other than the adoption of the accounting standard updates listed in Note 14., “Recent Accounting Standard Updates.”

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

•

Level 2 – Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not very active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. We did not have any Level 2 assets or liabilities at July 31, 2013 or January 31, 2013.

•

Level 3 – Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. The fair value measurements of the contingent consideration obligations related to our business acquisitions are valued using Level 3 inputs.

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

In general, and where applicable, we use quoted prices in active markets for identical assets or liabilities to determine fair value. If quoted prices in active markets for identical assets or liabilities are not available to determine fair value, then we use quoted prices for similar assets and liabilities or inputs that are observable either directly or indirectly. In periods of market inactivity, the observability of prices and inputs may be reduced for certain instruments. This condition could cause an instrument to be reclassified from Level 1 to Level 2 or from Level 2 to Level 3. There were no reclassifications from Level 1 to Level 2 at July 31, 2013 and January 31, 2013.

Marketable Securities

We determine the appropriate classification of debt investment securities at the time of purchase and re-evaluate such designation as of each balance sheet date. Our investment portfolio consists primarily of money market funds as of July 31, 2013 and January 31, 2013, but can consist of corporate debt investments, asset-backed securities and government-sponsored enterprises. All highly liquid investments with an original maturity of three months or less when purchased are considered to be cash equivalents. All cash equivalents are carried at cost, which approximates fair value. Our marketable securities are classified as available-for-sale and are reported at fair value with unrealized gains and losses, net of tax, reported in stockholders’ equity as a component of accumulated other comprehensive loss. The amortization of premiums and accretion of discounts to maturity are computed under the effective interest method and are included in other expenses, net in our consolidated statements of operations and comprehensive income (loss). Interest on securities is recorded as earned and is also included in other expenses, net. Any realized gains or losses would be shown in the accompanying consolidated statements of operations and comprehensive income (loss) in other expenses, net. We provide fair value measurement disclosures of available-for-sale securities in accordance with one of three levels of fair value measurement mentioned above.

Our financial assets and liabilities that are measured at fair value on a recurring basis as of July 31, 2013 and January 31, 2013 are as follows:

		Fair Value at July 31, 2013 Using
	July 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Amounts in thousands)
Financial assets:
Cash	$109,721	$109,721	$—	$—
Money market accounts (a)	3,684	3,684	—	—
Available for sale marketable securities:
Current marketable securities:
U.S. government agency issues	5,022	5,022	—	—
Non-current marketable securities:
U.S. government agency issues	7,126	7,126	—	—

Total	$125,553	$125,553	$—	$—

Other liabilities:
Acquisition-related consideration (b)	$2,435	$—	$—	$2,435

		Fair Value at January 31, 2013 Using
	January 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Amounts in thousands)
Financial assets:
Cash	$104,109	$104,109	$—	$—
Money market accounts (a)	2,612	2,612	—	—
Available for sale marketable securities:
Current marketable securities:
U.S. government agency issues	6,104	6,104	—	—
Non-current marketable securities:
U.S. government agency issues	7,169	7,169	—	—

Total	$119,994	$119,994	$—	$—

Other liabilities:
Acquisition-related consideration (b)	$5,656	$—	$—	$5,656

(a)	Money market funds and U.S. government agency securities, included in cash and cash equivalents on the accompanying consolidated balance sheets, are valued at quoted market prices for identical instruments in active markets.
(b)	The fair value of our contingent consideration arrangement is determined based on our evaluation as to the probability and amount of any earn-out that will be achieved based on expected future performance by the acquired entity, as well as the fair value of fixed purchase price.

The following table sets forth a reconciliation of liabilities measured at fair value on a recurring basis with the use of significant unobservable inputs (Level 3) for the six months ended July 31, 2013:

Level 3 Accrued Contingent Consideration
(Amounts in thousands)
Ending balance January 31, 2013	$5,656
Change in fair value of contingent consideration	34
Contingency payment	(3,206)
Translation adjustment	(49)

Ending balance July 31, 2013	$2,435

The following is a summary of available-for-sale securities, including the cost basis, aggregate fair value and gross unrealized gains and losses, for cash equivalents, short- and long-term marketable securities portfolio as of July 31, 2013 and January 31, 2013:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(Amounts in thousands)
July 31, 2013:
Cash	$109,721	$—	$—	$109,721
Cash equivalents	3,684	—	—	3,684

Cash and cash equivalents	113,405	—	—	113,405

U.S. government agency issues—short-term	5,018	4	—	5,022
U.S. government agency issues—long-term	7,108	18	—	7,126

Total cash equivalents and marketable securities	$125,531	$22	$—	$125,553

January 31, 2013:
Cash	$104,109	$—	$—	$104,109
Cash equivalents	2,612	—	—	2,612

Cash and cash equivalents	106,721	—	—	106,721

U.S. government agency issues—short-term	6,043	61	—	6,104
U.S. government agency issues—long-term	7,147	22	—	7,169

Total cash equivalents and marketable securities	$119,911	$83	$—	$119,994

The following is a schedule of the contractual maturities of available-for-sale investments:

Estimated Fair Value
Maturity of one year or less	$5,022
Maturity between one and five years	7,126

Total	$12,148

4. Inventories

Inventories consist primarily of hardware and related component parts and are stated at the lower of cost (on a first-in, first-out basis) or market. Inventories consist of the following:

	July 31, 2013	January 31, 2013
	(Amounts in thousands)
Components and assemblies	$3,092	$3,472
Finished products	4,854	3,900

Total inventory	$7,946	$7,372

5. Discontinued Operations

The following table details selected financial information for our former Broadcast Servers and Storage and Media Services business units for the three and six months ended July 31, 2013 and 2012 (amounts in thousands):

	Three Months Ended July 31, 2013			Six Months Ended July 31, 2013
	Servers and Storage	Media Services	Total Discontinued Operations	Servers and Storage	Media Services	Total Discontinued Operations
Revenues:
Products	$—	$—	$—	$46	$—	$46

Total revenues	$—	$—	$—	$46	$—	$46

Loss from discontinued operations:
Loss from discontinued operations, before tax	$(689)	$—	$(689)	$(654)	$—	$(654)
Income tax benefit	(131)	—	(131)	(131)	—	(131)

Loss from discontinued operations, after tax	$(558)	$—	$(558)	$(523)	$—	$(523)

	Three Months Ended July 31, 2012			Six Months Ended July 31, 2012
	Servers and Storage	Media Services	Total Discontinued Operations	Servers and Storage	Media Services	Total Discontinued Operations
Revenues:
Products	$—	$—	$—	$839	$—	$839
Services	21	1,889	1,910	726	9,315	10,041

Total revenues	$21	$1,889	$1,910	$1,565	$9,315	$10,880

Loss from discontinued operations:
Loss from discontinued operations, before tax	$(265)	$(90)	$(355)	$(2,284)	$(248)	$(2,532)
Income tax provision	25	36	61	50	(13)	37
Loss in investment in affiliates	—	(31)	(31)	—	(173)	(173)

Loss from discontinued operations, after tax	$(290)	$(157)	$(447)	$(2,334)	$(408)	$(2,742)

We received $2.0 million of an amount held in escrow by the buyer of our Media Services business on February 4, 2013. The remaining $2.0 million held in this escrow was released to us during the second quarter of fiscal 2014.

6. Goodwill and Intangible Assets

Goodwill

Changes in the carrying amount of goodwill for the six months ended July 31, 2013 were as follows:

Goodwill
(Amounts in thousands)
Balance at January 31, 2013	$45,103
Cumulative translation adjustment	(490)

Balance at July 31, 2013	$44,613

We are required to perform impairment tests related to our indefinite-lived assets annually as of August 1st, or sooner if an indicator of impairment occurs. We will perform this test for fiscal 2014 in our third fiscal quarter, as of August 1, 2013. Based on the results of the annual impairment test performed in fiscal 2013, no impairment of goodwill or trade names existed as of August 1, 2012. Further, no triggering events have transpired that would indicate a potential impairment of goodwill or trade names as of the date of this Form 10-Q.

Intangible Assets

Intangible assets consist of the following:

		As of July 31, 2013			As of January 31, 2013
	Weighted average remaining life (Years)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
		(Amounts in thousands)
Finite-lived intangible assets:
Customer contracts	6.1	$32,308	$(20,260)	$12,048	$32,568	$(18,756)	$13,812
Non-compete agreements	0.5	2,728	(2,422)	306	2,769	(2,375)	394
Completed technology	5.2	11,312	(8,967)	2,345	11,448	(8,437)	3,011
Trademarks and other	0.5	1,718	(1,655)	63	1,726	(1,629)	97

Total finite-lived intangible assets		$48,066	$(33,304)	$14,762	$48,511	$(31,197)	$17,314

Indefinite-lived intangible assets:
Trade names	Indefinite	$200	$—	$200	$200	$—	$200

Total indefinite-lived intangible assets		200	—	200	200	—	200

Total intangible assets		$48,266	$(33,304)	$14,962	$48,711	$(31,197)	$17,514

As of July 31, 2013, the estimated future amortization expense for our finite-lived intangible assets for the remainder of fiscal year 2014, the four succeeding fiscal years and thereafter is as follows (amounts in thousands):

Fiscal Year Ended January 31,
2014 (for the remaining six months)	$2,556
2015	4,145
2016	3,297
2017	2,330
2018	1,530
2019 and thereafter	904

Total	$14,762

7. Commitments and Contingencies

ARRIS Litigation

On July 31, 2009, ARRIS Group, Inc. (“ARRIS”) filed a contempt motion in the U.S. District Court for the District of Delaware (“the Court”) against SeaChange International relating to U.S. Patent No 5,805,804 (the “ ‘804 patent”), a patent in which ARRIS has an ownership interest. On August 3, 2009, SeaChange filed a complaint seeking a declaratory judgment from the Court that its products do not infringe the ‘804 patent and asserting certain equitable defenses. On June 4, 2010, the Court entered an Order staying the declaratory judgment action pending resolution of the contempt proceeding. On September 2, 2011, the Court entered an Order in which it concluded that a contempt proceeding was the appropriate procedure for resolving the parties’ dispute and that further factual and legal determinations would be necessary. On March 1, 2012, the Court conducted a hearing on the contempt motion at which the parties submitted additional information. On October 9, 2012, the Court rejected ARRIS’s contempt allegations, concluding that the record did not contain clear and convincing evidence to support a contempt finding that SeaChange’s modified ITV system infringes the ARRIS patent. The Court denied ARRIS motion of contempt. In November 2012, ARRIS appealed the decision. The parties have filed appeal briefs and oral arguments were presented in August 2013 before the Court of Appeals for the Federal circuit. The District Court has continued the stay of SeaChange’s case seeking a declaratory judgment pending resolution of ARRIS’s appeal.

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

In the ordinary course of business, from time to time, we provide minimum purchase guarantees to certain of our vendors to ensure continuity of supply against the market demand. Although some of these guarantees provide penalties for cancellations and/or modifications to the purchase commitments as the market demand decreases, most of the guarantees do not. Therefore, as the market demand decreases, we re-evaluate the accounting implications of guarantees and determine what charges, if any, should be recorded.

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

We are occasionally required to post customer performance bonds, issued by a financial institution, to secure certain sales contracts. Customer performance bonds generally authorize the financial institution to make a payment to the beneficiary upon the satisfaction of a certain event or the failure to satisfy an obligation. The customer performance bonds are generally posted for one-year terms and are usually automatically renewed upon maturity until such time as we have satisfied the commitment secured by the customer performance bond. We are obligated to reimburse the issuer only if the beneficiary collects on the customer performance bonds. We currently have a customer performance bond outstanding totaling $0.9 million which was previously secured under the RBS Citizens line of credit. We are holding $0.9 million in restricted cash with RBS Citizens on our consolidated balance sheet as of July 31, 2013 to cover the outstanding customer performance bonds.

8. Severance and Other Restructuring Costs

During the three and six months ended July 31, 2013, we incurred restructuring charges of $0.6 million and $0.8 million, respectively, primarily related to severance costs for 11 employees in the three month period and 19 employees in the six month period ended July 31, 2013.

The following table shows the change in balances of our severance liability for three and six months ended July 31, 2013. These amounts are reported as a component of other accrued expenses on the consolidated balance sheets (amounts in thousands):

	Three Months Ended	Six Months Ended
	July 31, 2013	July 31, 2013
Accrual balance at the beginning of the period	$133	$330
Severance charges accrued	617	828
Severance costs paid	(149)	(557)

Accrual balance as of July 31, 2013	$601	$601

9. Stock-Based Compensation and Stock Incentive Plans

2011 Compensation and Incentive Plan

On July 20, 2011, our stockholders approved the adoption of our 2011 Compensation and Incentive Plan (the “2011 Plan”). Under the 2011 Plan the number of authorized shares of common stock is equal to 2,800,000 shares plus the number of shares that expired, terminated, surrendered or forfeited awards subsequent to July 20, 2011 under the Amended and Restated 2005 Equity Compensation and Incentive Plan (the “2005 Plan”). Following approval of the 2011 Plan, we terminated the 2005 Plan. The 2011 Plan provides for the grant of incentive stock options, nonqualified stock options, restricted stock, restricted stock units (“RSUs”), and other equity based non-stock option awards as determined by the plan administrator by officers, employees, consultants, and directors of the Company. On July 17, 2013, shareholders approved an amendment to the 2011 Plan which:

•	increased the number of shares authorized for issuance by 2,500,000, bringing the total amount of authorized shares to 5,300,000;

•

increased the maximum number of shares underlying awards issued to an individual participant that may vest in one fiscal year from 500,000 to 1,250,000 shares, subject to certain exceptions specified in the 2011 Plan;

•

increased the per participant award limit per fiscal year from 500,000 shares to 1,250,000 shares effective February 1, 2012. This was previously approved by the Board of Directors during the first quarter of fiscal 2014; and

•

approved the material terms of the performance goals of the 2011 Plan under which tax-deductible compensation may be paid for purposes of Section 162(m) of the Internal Revenue Code of 1986, as amended (the “Code”), including the business criteria on which performance goals may be based.

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

On May 1, 2012, we granted to the Chief Executive Officer, as part of his total compensation package, 875,000 stock options with market and service conditions, to purchase the Company’s common stock at an exercise price equal to the last reported sale price of the common stock as of the date of the grant. As of July 31, 2013, 583,334 of these options have vested and 291,666 remain unvested.

We recorded the fair value of these stock options using the Monte Carlo simulation model, since the stock option vesting is variable depending on the closing price of our traded common stock. The model simulated the daily trading price of the market stock options expected term to determine if the vesting conditions would be triggered during that term. As a result, the fair value of these stock options was estimated at $3.3 million at the date of grant.

The following table presents total stock-based compensation expense included in the consolidated statements of operations and comprehensive income (loss):

	Three Months Ended		Six Months Ended
	July 31,		July 31,
	2013	2012	2013	2012
	(Amounts in thousands)
Cost of revenues	$70	$77	$124	$194
Research and development	194	65	279	181
Selling and marketing	49	99	95	231
General and administrative	344	1,763	1,272	2,426

Total stock-based compensation	$657	$2,004	$1,770	$3,032

10. Accumulated Other Comprehensive Loss

The following shows the changes in the components of accumulated other comprehensive loss for the six months ended July 31, 2013:

		Changes in
	Foreign	Fair Value of
	Currency	Available
	Translation	for Sale
	Adjustment	Investments	Total
Balance at January 31, 2013	$(1,857)	$31	$(1,826)
Other comprehensive loss	(688)	(9)	(697)

Balance at July 31, 2013	$(2,545)	$22	$(2,523)

Comprehensive income (loss) consists of net loss and other comprehensive income (loss), which includes foreign currency translation adjustments and changes in unrealized gains and losses on marketable securities available for sale. For purposes of comprehensive income (loss) disclosures, we do not record tax expense or benefits for the net changes in the foreign currency translation adjustments, as we intend to permanently reinvest all undistributed earnings of our foreign subsidiaries.

11. Significant Customers and Geographic Information

The following summarizes revenues by significant customer where such revenue exceeded 10% of total revenues for the indicated period:

	Three Months Ended		Six Months Ended
	July 31,		July 31,
	2013	2012	2013	2012
Customer A	22%	17%	27%	17%
Customer B	15%	22%	15%	19%
Customer C	14%	N/A	11%	N/A

The following table summarizes revenues by geographic locations for the periods presented:

	Three Months Ended				Six Months Ended
	July 31,				July 31,
	2013		2012		2013		2012
	Amount	%	Amount	%	Amount	%	Amount	%
	(Amounts in thousands, except percentages)
Revenues by customers’ geographic locations:
North America	$22,957	62%	$24,458	66%	$39,560	54%	$47,887	65%
Europe and Middle East	11,400	30%	9,194	25%	26,338	36%	19,484	27%
Latin America	1,969	5%	2,529	7%	5,096	7%	5,283	7%
Asia Pacific and other international locations	1,054	3%	557	2%	1,938	3%	710	1%

Total	$37,380		$36,738		$72,932		$73,364

Total revenues for the United States for the three and six months ended July 31, 2013 and 2012 were as follows:

	Three Months Ended		Six Months Ended
	July 31,		July 31,
	2013	2012	2013	2012
	(Amounts in thousands)
U.S. Revenue	$20,465	$22,765	$35,639	$45,186
% of total revenue	54.7%	62.0%	48.9%	61.6%

12. Income Taxes

For the three and six months ended July 31, 2013, we recorded an income tax benefit from continuing operations of $0.1 million and $0.4 million, respectively. Our effective tax rate of 18% was based on the full fiscal year estimates and projected profitability in fiscal 2014. In addition, our provision is affected by the geographic jurisdiction in which the worldwide income or losses have been incurred resulting in the difference between the federal statutory rate of 35% and the forecasted effective tax rate.

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

13. Net Loss Per Share

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

The following table sets forth our computation of basic and diluted net loss per common share (amounts in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	July 31,		July 31,
	2013	2012	2013	2012
Net income (loss) from continuing operations—basic	$343	$(8,098)	$(1,677)	$(8,385)
Net (loss) income from discontinued operations—basic and diluted	(558)	2,100	(523)	(17,190)

Net loss—basic	$(215)	$(5,998)	$(2,200)	$(25,575)

Weighted average shares used in computing loss per share—basic	32,584	32,629	32,547	32,585
Dilutive potential common stock equivalents (1,2)	681	534	707	507

Weighted average shares used in computing income per share—diluted (1)	33,265	33,163	33,254	33,092

Net loss per share—basic:
Income (loss) from continuing operations	$0.01	$(0.25)	$(0.05)	$(0.25)
(Loss) income from discontinued operations	(0.02)	0.07	(0.02)	(0.53)

Net loss per share—basic	$(0.01)	$(0.18)	$(0.07)	$(0.78)

Net loss per share—diluted:
Income (loss) from continuing operations	$0.01	$(0.25)	$(0.05)	$(0.25)
(Loss) income from discontinued operations	(0.02)	0.07	(0.02)	(0.53)

Net loss per share—diluted	$(0.01)	$(0.18)	$(0.07)	$(0.78)

(1)	Basic and diluted net loss per share for each period presented is the same. We did not include the securities described in the following table in the computation of diluted net loss per share because these securities would have an anti-dilutive effect due to our net loss for those periods. We used diluted shares when computing the income per share from discontinued operations for the three months ended July 31, 2012 (amounts in thousands):

	Three Months Ended		Six Months Ended
	July 31,		July 31,
	2013	2012	2013	2012
Stock options	192	53	213	50
Restricted stock units	489	481	494	457

Total shares excluded from calculation of diluted loss per share	681	534	707	507

(2)	We did not include the securities described in the following table in the computation of diluted loss per share because these securities were anti-dilutive during the corresponding periods as the exercise prices of these common shares were above the market price of the common stock for all periods presented (amounts in thousands):

	Three Months Ended		Six Months Ended
	July 31,		July 31,
	2013	2012	2013	2012
Shares issuable upon the exercise of stock options that are anti-dilutive	691	1,225	634	670

14. Recent Accounting Standard Updates

We consider the applicability and impact of all ASUs. ASUs not listed below were assessed and determined to be either not applicable or are expected to have minimal impact on our consolidated financial position or results of operations.

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

Indefinite-Lived Intangible Assets

In July 2012, the FASB issued ASU 2012-02, “Intangibles – Goodwill and Other: Testing Indefinite-Lived Intangible Assets for Impairment,” which amends previous guidance on the annual and interim testing of indefinite-lived intangible assets for impairment. The guidance became effective at the beginning of our 2014 fiscal year, although early adoption was permitted. The update provides entities with the option of first assessing qualitative factors to determine whether it is more than likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount. If it is determined, on the basis of qualitative factors, that the fair value of the indefinite-lived intangible asset is more likely than not less than the carrying amount, a quantitative impairment test would still be required. Currently, the only indefinite-lived intangible assets that we hold are goodwill and trade names. We perform annual impairment tests on these indefinite-lived assets during our third quarter and as of August 1st of each fiscal year. The adoption of this update does not have a significant impact on our consolidated financial statements.

Recent Accounting Guidance Not Yet Effective

Income Taxes

In July 2013, the FASB issued ASU 2013-11, “Income Taxes (Topic 740) – Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists,” which provides guidance on financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss or a tax credit carryforward exists. This update requires us to present an unrecognized tax benefit, or a portion of an unrecognized tax benefit, in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss or a tax credit carryforward. The new guidance will be effective prospectively for us beginning February 1, 2014. Early adoption is permitted. We do not anticipate the adoption of ASU 2013-11 to have an impact on our consolidated financial statements, as we currently apply the methodology prescribed by ASU 2013-11.

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

15. Subsequent Event

On September 4, 2013, our Board of Directors authorized the repurchase of up to $25.0 million of our common stock, par value $0.01 per share, through a share repurchase program. The repurchase program terminates January 31, 2015. Under the program, management is authorized to repurchase shares through Rule 10b5-1 plans, open market purchases, privately negotiated transactions, block purchases or otherwise in accordance with applicable federal securities laws, including Rule 10b-18 of the Securities Exchange Act of 1934. This share repurchase program does not obligate us to acquire any specific number of shares and may be suspended or discontinued at any time. All repurchases are expected to be funded from our current cash and investment balances. The timing and amount of shares to be repurchased will be based on market conditions and other factors, including price, corporate and regulatory requirements, and alternative investment opportunities.

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

Business Overview

We are a global leader in the development and delivery of multi-screen video and we are headquartered in Acton, Massachusetts. Our products and services facilitate the management and distribution of video, television programming, and advertising content for cable system operators, telecommunications companies and mobile operators. We currently operate under one reporting segment.

We continue to work towards growing our revenues with new and existing customers as we roll out our new next generation product offerings to offset some of the decline in some of our legacy business. We also continue to control our overall cost structure. Our focus in fiscal 2014 continues to be:

•	seeking out new customer opportunities for our product and service offerings while upgrading our existing installed customer base to our next generation product offerings;

•	expanding to new and adjacent markets such as mobile and internet protocol television (“IPTV”) operators;

•	increasing our selling efforts into new geographical areas;

•	reviewing our cost structure and making adjustments as needed;

•	seeking new technologies through acquisition or direct investment;

•	driving incremental revenues through channel partnerships; and

•	expanding our systems integration capabilities and increasing our deal size.

We have experienced fluctuations in our revenues from quarter to quarter due to:

•	the budgetary approvals from the customer for capital purchases;

•	the ability to process the purchase order within the customer’s organization in a timely manner;

•	the availability of the product;

•	the time required to deliver and install the product; and

•	the customer’s acceptance of the products and services.

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

Revenues

The following table summarizes information about our revenues for the three and six months ended July 31, 2013 and 2012:

	Three Months Ended		Increase/	Increase/	Six Months Ended		Increase/	Increase/
	July 31,		(Decrease)	(Decrease)	July 31,		(Decrease)	(Decrease)
	2013	2012	$ Amount	% Change	2013	2012	$ Amount	% Change
	(Amounts in thousands, except for percentage data)
Software Revenues:
Products	$16,179	$13,541	$2,638	19.5%	$30,987	$25,468	$5,519	21.7%
Services	21,201	23,197	(1,996)	(8.6%)	41,945	47,896	(5,951)	(12.4%)

Total revenues	37,380	36,738	642	1.7%	72,932	73,364	(432)	(0.6%)

Cost of product revenues	2,230	5,161	(2,931)	(56.8%)	5,201	9,183	(3,982)	(43.4%)
Cost of service revenues	13,788	13,029	759	5.8%	27,285	25,187	2,098	8.3%
Inventory write down	—	1,752	(1,752)	(100.0%)	—	1,752	(1,752)	(100.0%)

Total cost of revenues	16,018	19,942	(3,924)	(19.7%)	32,486	36,122	(3,636)	(10.1%)

Gross profit	$21,362	$16,796	$4,566	27.2%	$40,446	$37,242	$3,204	8.6%

Gross product profit margin	86.2%	61.9%		24.3%	83.2%	63.9%		19.3%
Gross service profit margin	35.0%	43.8%		(8.9%)	35.0%	47.4%		(12.5%)
Gross profit margin	57.1%	45.7%		11.4%	55.5%	50.8%		4.7%

Product Revenue. Product revenue for the three and six months ended July 31, 2013 increased $2.6 million, or 20%, and $5.5 million, or 22%, respectively, over the same periods of fiscal 2013.

The $2.6 million increase was primarily due to:

•

$3.6 million in higher legacy middleware product revenues resulting from the signing of an amendment with a European customer during the third quarter of fiscal 2013 which allows revenue to be recognized over the term of the amendment, and a $2.6 million increase in back office license revenue due primarily to significant deployment of Adrenalin to a large North American customer; offset by

•

a $3.3 million decrease in advertising license revenues as the second quarter of last fiscal year included a large order from a North American customer and a $0.3 million decrease due to lower video-on-demand (“VOD”) server shipments.

The $5.5 million increase was primarily due to:

•

$7.4 million in higher legacy middleware product revenues resulting from the signing of an amendment with a European customer during the third quarter of fiscal 2013 as mentioned above, a $3.5 million increase in back office license revenue, primarily in North America, and a $1.0 million increase due primarily to other in-home gateway products; offset by

•

a $2.8 million decrease in advertising license revenue by North American customers and a $3.6 million decrease in VOD server revenues as compared to the same period of prior fiscal year, as we had higher VOD server shipments to North American customers during the first half of the prior fiscal year.

Service Revenue. Service revenue for the three and six months ended July 31, 2013 decreased $2.0 million, or 9%, and $6.0 million, or 12%, respectively, as compared to the same period of fiscal 2013.

The $2.0 million decrease was primarily due to:

•

a $3.2 million decrease in the second quarter of fiscal 2014 in our in-home service revenues, primarily our legacy middleware service revenues, as a result of a recent amendment with a European customer which resulted in a higher portion of revenue recognized as product revenue and lower gateway services; offset by higher professional services for our Adrenalin products.

The $6.0 million decrease was primarily due to:

•

a $4.9 million decrease in the first half of fiscal 2014 in our in-home service revenues, primarily our legacy middleware service revenues, as a result of a recent amendment with a European customer, as mentioned above, lower gateway services and a $1.1 million decrease in professional service revenue resulting from lower advertising shipments.

For the second quarter of fiscal 2014 and fiscal 2013, three customers accounted for 51% and 47% of our total revenues, respectively. For the first half of fiscal 2014 and fiscal 2013 these same three customers accounted for 53% and 44% of our total revenues, respectively. We believe that a significant amount of our revenues will continue to be derived from a limited number of customers.

International sales accounted for 45% and 38% of total revenues in the second quarter of fiscal 2014 and fiscal 2013, respectively. For the six months ended July 31, 2013 and 2012, international sales accounted for 51% and 38%, respectively. We believe that international product and service revenues will continue to be a significant portion of our business in the future.

Gross Profit and Margin. Cost of product revenues consists primarily of the cost of purchased material components and subassemblies, labor and overhead relating to the final assembly and testing of complete systems and related expenses, and labor and overhead costs related to software development contracts. Our gross profit margin increased approximately 11 percentage points for the three months ended July 31, 2013 and five percentage points for the first six months of fiscal 2014, as compared to the same periods of the prior year, primarily due to an inventory write-down recorded in the second quarter of fiscal 2013 for which there was no comparable amount recorded in fiscal 2014. Gross profit margin, net of the inventory write-down recorded in fiscal 2013, increased seven percentage points for the three months ended July 31, 2013 and three percentage points for the first half of fiscal 2014 due to the following:

•

A 24 percentage point increase in gross product profit margin to 86% for the three months ended July 31, 2013 and a 19 percentage point increase in gross product profit margin to 83% for the first half of fiscal 2014, primarily due to a mix of higher software licensing revenues from the Adrenalin back office product line, and higher legacy middleware license revenue resulting from the signing of a new amendment with a European customer; and

•

A nine percentage point decrease in gross service profit margin to 35% for the second quarter of fiscal 2014 and a 13 percentage point decrease in gross service profit margin to 35% for the first half of fiscal 2014, compared to the same periods of fiscal 2013, primarily due to the mix of higher customized development revenues which typically carry lower margins due to higher costs of research and development personnel and higher professional service costs incurred in order to meet certain European customer deployment timelines.

Operating Expenses

Research and Development

The following table provides information regarding the change in research and development expenses during the periods presented:

	Three Months Ended		Increase/	Increase/		Six Months Ended		Increase/	Increase/
	July 31,		(Decrease)	(Decrease)		July 31,		(Decrease)	(Decrease)
	2013	2012	$ Amount	% Change		2013	2012	$ Amount	% Change
	(Amounts in thousands, except for percentage data)
Research and development expenses	$10,103	$9,474	$629	6.6.	%	$19,795	$19,247	$548	2.8.	%
% of total revenue	27.0%	25.8%				27.1%	26.2%

Research and development expenses consist primarily of employee costs, which include salaries, benefits and related payroll taxes, depreciation of development and test equipment and an allocation of related facility expenses. During the three and six months ended July 31, 2013, our total research and development expenses increased $0.6 million, or 7%, for the three month period and $0.6 million, or 3%, for the six month period ended July 31, 2013, as compared to the same prior fiscal year periods, due primarily to an increase in outside contract labor costs. We will continue to focus our investment in research and development on our next generation product offerings.

Selling and Marketing

The following table provides information regarding the change in selling and marketing expenses during the periods presented:

	Three Months Ended		Increase/	Increase/	Six Months Ended		Increase/	Increase/
	July 31,		(Decrease)	(Decrease)	July 31,		(Decrease)	(Decrease)
	2013	2012	$ Amount	% Change	2013	2012	$ Amount	% Change
	(Amounts in thousands, except for percentage data)
Selling and marketing expenses	$3,733	$3,908	$(175)	(4.5%)	$7,335	$8,001	$(666)	(8.3%)
% of total revenue	10.0%	10.6%			10.1%	10.9%

Selling and marketing expenses consist primarily of payroll costs, which include salaries and related payroll taxes, benefits and commissions, travel expenses and certain promotional expenses. Selling and marketing expenses decreased $0.2 million, or 5%, in the second quarter of fiscal 2014 and decreased $0.7 million, or 8%, in the first half of fiscal 2014, when compared to the same periods of fiscal 2013. These decreases were primarily due to a reduction in headcount that occurred during the second half of fiscal 2013 with a corresponding reduction in travel and commissions expenses relating to these former employees.

General and Administrative

The following table provides information regarding the change in general and administrative expenses during the periods presented:

	Three Months Ended		Increase/	Increase/	Six Months Ended		Increase/	Increase/
	July 31,		(Decrease)	(Decrease)	July 31,		(Decrease)	(Decrease)
	2013	2012	$ Amount	% Change	2013	2012	$ Amount	% Change
	(Amounts in thousands, except for percentage data)
General and administrative expenses	$4,513	$4,570	$(57)	(1.2%)	$9,480	$9,450	$30	0.3%
% of total revenue	12.1%	12.4%			13.0%	12.9%

General and administrative expenses consist primarily of employee costs, which include salaries and related payroll taxes and benefit-related costs, legal and accounting services and an allocation of related facilities expenses. General and administrative expenses remained relatively stable during the three and six months ended July 31, 2013, as compared to the same periods of fiscal 2013. An increase in depreciation expense relating to the roll out of our new ERP system on February 1, 2013 was offset by lower legal fees as a result of bringing in a new in-house general counsel in July 2012.

Amortization of Intangible Assets

The following table provides information regarding the change in amortization of intangible assets expenses during the periods presented:

	Three Months Ended		Increase/	Increase/	Six Months Ended		Increase/	Increase/
	July 31,		(Decrease)	(Decrease)	July 31,		(Decrease)	(Decrease)
	2013	2012	$ Amount	% Change	2013	2012	$ Amount	% Change
	(Amounts in thousands, except for percentage data)
Amortization of intangible assets	$1,148	$1,447	$(299)	(20.7%)	$2,297	$2,950	$(653)	(22.1%)
% of total revenue	3.1%	3.9%			3.1%	4.0%

Amortization expense is primarily related to the costs of acquired intangible assets. Amortization is also based on the future economic value of the related intangible assets which is generally higher in the earlier years of the assets’ lives. During the second quarter and first half of fiscal 2014, we incurred amortization expenses of $0.3 million and $0.6 million, respectively, which were charged to cost of sales. This is compared to $0.5 million and $1.0 million for the same periods of fiscal 2013. Additionally, for these same periods of fiscal 2014, we recorded amortization expense of $0.8 million and $1.7 million, respectively, in operating expenses, compared to $0.9 million and $1.9 million for the same periods of fiscal 2013. The decreased amortization costs are primarily due to certain intangible assets which were fully amortized during fiscal 2013.

Stock-based Compensation Expense

The following table provides information regarding the change in stock-based compensation expense during the periods presented:

	Three Months Ended		Increase/	Increase/	Six Months Ended		Increase/	Increase/
	July 31,		(Decrease)	(Decrease)	July 31,		(Decrease)	(Decrease)
	2013	2012	$ Amount	% Change	2013	2012	$ Amount	% Change
	(Amounts in thousands, except for percentage data)
Stock-based compensation expense	$657	$2,004	$(1,347)	(67.2%)	$1,770	$3,032	$(1,262)	(41.6)%
% of total revenue	1.8%	5.5%			2.4%	4.1%

Stock-based compensation expense is related to the issuance of stock grants to our employees, executives and Board of Directors. Stock-based compensation expense decreased $1.3 million during the three and six months ended July 31, 2013, as compared to the same periods of fiscal 2013 primarily due to the change in the derived service period, as described in Note 1, “Nature of Business and Basis of Presentation—Basis of Presentation,” to these consolidated financial statements, the stock-based compensation expense related to the 875,000 stock options awarded to our CEO was accelerated in the prior fiscal year.

Earn-outs and Change in Fair Value of Earn-outs

The following table provides information regarding the change in earn-outs and change in fair value of earn-outs during the periods presented:

	Three Months Ended		Increase/	Increase/	Six Months Ended		Increase/	Increase/
	July 31,		(Decrease)	(Decrease)	July 31,		(Decrease)	(Decrease)
	2013	2012	$ Amount	% Change	2013	2012	$ Amount	% Change
	(Amounts in thousands, except for percentage data)
Earn-outs and change in fair value of earn-outs	$14	$1,543	$(1,529)	(99.1%)	$34	$1,603	$(1,569)	(97.9%)
% of total revenue	0.0%	4.2%			0.0%	2.2%

Earn-out costs include changes in the fair value of acquisition-related contingent consideration, and changes in contingent liabilities related to estimated earn-out payments.

Professional Fees—Acquisitions, Divestitures, Litigation, and Strategic Alternatives

The following table provides information regarding the change in professional fees expenses associated with acquisitions, divestitures, litigation and strategic alternatives during the periods presented:

	Three Months Ended		Increase/	Increase/	Six Months Ended		Increase/	Increase/
	July 31,		(Decrease)	(Decrease)	July 31,		(Decrease)	(Decrease)
	2013	2012	$ Amount	% Change	2013	2012	$ Amount	% Change
	(Amounts in thousands, except for percentage data)
Professional fees: acquisitions, divestitures, litigation and strategic alternatives	$426	$469	$(43)	(9.2%)	$921	$1,419	$(498)	(35.1%)
% of total revenue	1.1%	1.3%			1.3%	1.9%

Professional fees in the second quarter remained relatively stable when compared to the second quarter of fiscal 2013. Professional fees during the first half of fiscal 2014 decreased $0.5 million as compared to the same period of fiscal 2013, primarily due to lower fees paid to outside counsel related to the divestiture of our Broadcast Servers and Storage business and our Media Services business.

Severance and Other Restructuring Costs

The following table provides information regarding the change in severance and other restructuring costs during the periods presented:

	Three Months Ended		Increase/	Increase/	Six Months Ended		Increase/	Increase/
	July 31,		(Decrease)	(Decrease)	July 31,		(Decrease)	(Decrease)
	2013	2012	$ Amount	% Change	2013	2012	$ Amount	% Change
	(Amounts in thousands, except for percentage data)
Severance and other restructuring costs	$617	$1,470	$(853)	(58.0%)	$846	$1,442	$(596)	(41.3%)
% of total revenue	1.7%	4.0%			1.2%	2.0%

Severance and other restructuring costs decreased $0.9 million for the three months ended July 31, 2013 and $0.6 million for the six months ended July 31, 2013, as compared to the same periods of 2012, primarily due to charges recorded in the second quarter of fiscal 2013 for which there are no comparable amounts in fiscal 2014. This includes a $0.8 million leasehold improvement charge recorded in July, 2012 for the reduction of space and certain fixed assets in our leased facility as we significantly reduced the size of the facility in the Philippines and a $0.2 million charge in the second quarter of fiscal 2013 for a sign-on bonus, relocation expenses and recruitment fees relating to the hiring and appointment of a permanent Chief Executive Officer on May 1, 2012. These decreases were partially offset by an increase in severance charges related to the separation of 11 employees during the second quarter of fiscal 2014 and 19 employees during the first half of fiscal 2014 as we continued to review our cost structure and improve our financial performance.

Other Expenses, Net

The table below provides detail regarding our other expenses, net:

	Three Months Ended		Increase/	Increase/	Six Months Ended		Increase/	Increase/
	July 31,		(Decrease)	(Decrease)	July 31,		(Decrease)	(Decrease)
	2013	2012	$ Amount	% Change	2013	2012	$ Amount	% Change
	(Amounts in thousands, except for percentage data)
Interest income (expense), net	$18	$(70)	$88	>(100%)	$48	$(33)	$81	>(100%)
Foreign exchange loss	(71)	(334)	263	(78.7%)	(550)	(326)	(224)	68.7. %
Other	12	(70)	82	>(100%)	63	(70)	133	>(100%)

	$(41)	$(474)	$433		$(439)	$(429)	$(10)

Foreign exchange loss. Foreign exchange losses result from changes in exchange rates between the U.S. Dollar and foreign currencies during the periods presented.

(Loss) gain from sale of investment in affiliates

During the second quarter and first half of fiscal 2014, we recorded losses of $0.3 million and $0.4 million, respectively on the sale of our equity investments. This is compared to a $0.8 million gain on sale of our investment in InSite One.

Income Tax Benefit

	Three Months Ended		Increase/	Increase/	Six Months Ended		Increase/	Increase/
	July 31,		(Decrease)	(Decrease)	July 31,		(Decrease)	(Decrease)
	2013	2012	$ Amount	% Change	2013	2012	$ Amount	% Change
	(Amounts in thousands, except for percentage data)
Income tax (benefit) provision	$(120)	$115	$(235)	>(100%)	$(361)	$116	$(477)	>(100%)
Effective tax rate	(53.8%)	(1.4%)			17.5%	(1.5%)

For the three and six months ended July 31, 2013, we recorded income tax benefits of $0.1 million and $0.4 million, respectively, on income before tax of $0.2 million for the three month period and a $2.1 million loss before tax for the six month period ended July 31, 2013. Our effective tax rate of 18% was based on the full fiscal year estimates and projected profitability in fiscal 2014. In addition, our benefit is affected by the geographic jurisdiction in which the worldwide income or losses have been incurred, resulting in the difference between the federal statutory rate of 35% and the forecasted effective tax rate.

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

The following tables include the reconciliations of our U.S. GAAP income or loss from operations, the most directly comparable U.S. GAAP financial measure, to our non-GAAP income from operations and the reconciliation of our U.S. GAAP income or loss from operations to our adjusted EBITDA for the three and six months ended July 31, 2013 and 2012. Effective February 1, 2013, as a result of a change in how we review our business, certain information technology costs which were formerly allocated out of general and administration expenses remained in general and administration expenses. Prior year balances were adjusted to conform to this presentation (amounts in thousands, except per share and percentage data):

	Three Months Ended			Three Months Ended
	July 31, 2013			July 31, 2012
	GAAP As Reported	Adjustments	Non-GAAP	GAAP As Reported	Adjustments	Non-GAAP
Revenues:
Products	$16,179	$—	$16,179	$13,541	$—	$13,541
Services	21,201	—	21,201	23,197	—	23,197

Total revenues	37,380	—	37,380	36,738	—	36,738

Cost of revenues:
Products	1,916	—	1,916	4,658	—	4,658
Services	13,718	—	13,718	12,952	—	12,952
Amortization of intangible assets	314	(314)	—	503	(503)	—
Stock-based compensation	70	(70)	—	77	(77)	—
Inventory write-down	—	—	—	1,752	(1,752)	—

Total cost of revenues	16,018	(384)	15,634	19,942	(2,332)	17,610

Gross profit	21,362	384	21,746	16,796	2,332	19,128

Gross profit percentage	57.1%	1.0%	58.2%	45.7%	6.3%	52.1%
Operating expenses:
Research and development	10,103	—	10,103	9,474	—	9,474
Selling and marketing	3,733	—	3,733	3,908	—	3,908
General and administrative	4,513	—	4,513	4,570	—	4,570
Amortization of intangible assets	834	(834)	—	944	(944)	—
Stock-based compensation expense	587	(587)	—	1,927	(1,927)	—
Earn-outs and change in fair value of earn-outs	14	(14)	—	1,543	(1,543)	—
Professional fees: acquisitions, divestitures, litigation and strategic alternatives	426	(426)	—	469	(469)	—
Severance and other restructuring costs	617	(617)	—	1,470	(1,470)	—

Total operating expenses	20,827	(2,478)	18,349	24,305	(6,353)	17,952

(Loss) income from operations	$535	$2,862	$3,397	$(7,509)	$8,685	$1,176

(Loss) income from operations percentage	1.4%	7.6%	9.1%	(20.4%)	23.6%	3.2%
Weighted average common shares outstanding:
Basic	32,584	32,584	32,584	32,629	32,629	32,629

Diluted	33,265	33,265	33,265	32,629	33,163	33,163

Non-GAAP operating (loss) income per share:
Basic	$0.01	$0.09	$0.10	$(0.23)	$0.27	$0.04

Diluted	$0.01	$0.09	$0.10	$(0.23)	$0.27	$0.04

Adjusted EBITDA:
Loss from operations			$535			$(7,509)
Depreciation expense			1,123			954
Amortization of intangible assets			1,148			1,447
Stock-based compensation expense			657			2,004
Earn-outs and changes in fair value			14			1,543
Inventory write-down			—			1,752
Professional fees: acquisitions, divestitures, etc.			426			469
Severance and other restructuring			617			1,470

Adjusted EBITDA			$4,520			$2,130

Adjusted EBITDA %			12.1%			5.8%

	Six Months Ended			Six Months Ended
	July 31, 2013			July 31, 2012
	GAAP As Reported	Adjustments	Non-GAAP	GAAP As Reported	Adjustments	Non-GAAP
Revenues:
Products	$30,987	$—	$30,987	$25,468	$—	$25,468
Services	41,945	—	41,945	47,896	—	47,896

Total revenues	72,932	—	72,932	73,364	—	73,364

Cost of revenues:
Products	4,574	—	4,574	8,155	—	8,155
Services	27,161	—	27,161	24,993	—	24,993
Amortization of intangible assets	627	(627)	—	1,028	(1,028)	—
Stock-based compensation	124	(124)	—	194	(194)	—
Inventory write-down	—			1,752	(1,752)

Total cost of revenues	32,486	(751)	31,735	36,122	(2,974)	33,148

Gross profit	40,446	751	41,197	37,242	2,974	40,216

Gross profit percentage	55.5%	1.0%	56.5%	50.8%	4.1%	54.8%
Operating expenses:
Research and development	19,795	—	19,795	19,247	—	19,247
Selling and marketing	7,335	—	7,335	8,001	—	8,001
General and administrative	9,480	—	9,480	9,450	—	9,450
Amortization of intangible assets	1,670	(1,670)	—	1,922	(1,922)	—
Stock-based compensation expense	1,646	(1,646)	—	2,838	(2,838)	—
Earn-outs and change in fair value of earn-outs	34	(34)	—	1,603	(1,603)	—
Professional fees: acquisitions, divestitures, litigation and strategic alternatives	921	(921)	—	1,419	(1,419)	—
Severance and other restructuring costs	846	(846)	—	1,442	(1,442)	—

Total operating expenses	41,727	(5,117)	36,610	45,922	(9,224)	36,698

(Loss) income from operations	$(1,281)	$5,868	$4,587	$(8,680)	$12,198	$3,518

(Loss) income from operations percentage	(1.8%)	8.0%	6.3%	(11.8%)	16.6%	4.8%
Weighted average common shares outstanding:
Basic	32,547	32,547	32,547	32,585	32,585	32,585

Diluted	32,547	32,254	33,254	32,585	33,092	33,092

Non-GAAP operating (loss) income per share:
Basic	$(0.04)	$0.18	$0.14	$(0.27)	$0.38	$0.11

Diluted	$(0.04)	$0.18	$0.14	$(0.27)	$0.37	$0.10

Adjusted EBITDA:
Loss from operations			$(1,281)			$(8,680)
Depreciation expense			2,303			2,307
Amortization of intangible assets			2,297			2,950
Stock-based compensation expense			1,770			3,032
Earn-outs and changes in fair value			34			1,603
Professional fees: acquisitions, divestitures, etc.			921			1,419
Inventory write-down			—			1,752
Severance and other restructuring			846			1,442

Adjusted EBITDA			$6,890			$5,825

Adjusted EBITDA %			9.4%			7.9%

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

Stock-based Compensation Expense. We incur expenses related to stock-based compensation included in our U.S. GAAP presentation of cost of revenues, selling and marketing expense, general and administrative expense and research and development expense. Although stock-based compensation is an expense we incur and is viewed as a form of compensation, the expense varies in amount from period to period, and is affected by market forces that are difficult to predict and are not within the control of management, such as the market price and volatility of our shares, risk-free interest rates and the expected term and forfeiture rates of the awards.

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

Liquidity and Capital Resources

The following table includes key line items of our consolidated statements of cash flows:

	Six Months Ended		Increase/
	July 31,		(Decrease)
	2013	2012	$ Amount
	(Amounts in thousands)
Total cash provided by operating activities	$4,757	$(6,205)	$10,962
Total cash used in investing activities	1,542	17,698	(16,156)
Total cash provided by (used in) financing activities	499	898	(399)
Effect of exchange rate changes on cash	(114)	(406)	292

Net increase in cash and cash equivalents	$6,684	$11,985	$(5,301)

Historically, we have financed our operations and capital expenditures primarily with cash on-hand. Cash, cash equivalents, restricted cash, and marketable securities increased from $120.9 million at January 31, 2013 to $126.5 million at July 31, 2013. The increase in our cash and marketable securities of $5.6 million was primarily due to non-cash adjustments to net loss such as depreciation, amortization and stock-based compensation expenses of $6.8 million, the release of $4.0 million held in escrow related to the sale of our Media Services business, the proceeds from the sale of our equity investments of $1.1 million and changes in operating assets and liabilities of $0.2 million. These increases were partially offset by a use of cash from our net losses of $1.7 million, capital expenditures of $1.4 million and earn-out payments of $3.2 million.

We believe that existing funds combined with available borrowings under our demand note payable and cash provided by future operating activities are adequate to satisfy our working capital, potential acquisitions, capital expenditure requirements and other contractual obligations for the foreseeable future, including at least the next 12 months.

Operating Activities

Below are key line items affecting cash from operating activities:

	Six Months Ended		Increase/
	July 31,		(Decrease)
	2013	2012	$ Amount
	(Amounts in thousands)
Net loss from continuing operations	$(1,677)	$(8,385)	$6,708
Adjustments to reconcile net loss to cash provided by (used in) operating activities from continuing operations	6,802	10,266	(3,464)

Net income including adjustments	5,125	1,881	3,244
(Increase) decrease in accounts receivable	(491)	4,737	(5,228)
Decrease (increase) in prepaid expenses and other current assets	7,924	(4,316)	12,240
(Decrease) increase in accrued expenses	(694)	923	(1,617)
Decrease in customer deposits	(4,112)	(1,410)	(2,702)
Decrease in deferred revenues	(1,140)	(8,824)	7,684
All other—net	(1,332)	245	(1,577)

Net cash provided by (used in) operating activities from continuing operations	5,280	(6,764)	12,044
Net cash (used in) provided by operating activities from discontinued operations	(523)	559	(1,082)

	$4,757	$(6,205)	$10,962

We generated net cash from continuing operating activities of $5.3 million for the six months ended July 31, 2013. This cash provided by operating activities was primarily the result of our net loss from continuing operations adjusted for non-cash items such as depreciation, amortization and stock-based compensation, which provided cash of $5.1 million and a decrease in prepaid expenses and other current assets of $7.9 million, primarily due to a tax refund in fiscal 2014 and estimated tax payments made in fiscal 2013. These amounts were partially offset by a $4.1 million decrease in customer deposits due to the fulfillment of customers’ orders in the second quarter of fiscal 2014, a $0.7 million decrease in accrued expenses, primarily related to severance payments, a $0.5 million increase in accounts receivable and a $1.1 million decrease in deferred revenue resulting from revenue recognition from our annual post warranty contracts that were renewed in January 2013 with our customers. Other uses of cash from continuing operating activities were an increase in inventory for $1.0 million and a decrease in accounts payable of $0.3 million.

Investing Activities

Cash flows from investing activities are as follows:

	Six Months Ended		Increase/
	July 31,		(Decrease)
	2013	2012	$ Amount
	(Amounts in thousands)
Purchases of property and equipment	$(1,449)	$(980)	$(469)
Purchases of marketable securities	(4,093)	(10,526)	6,433
Proceeds from sale and maturity of marketable securities	5,141	9,109	(3,968)
Additional proceeds from sale of equity investment	1,128	814	314
Acquisition of businesses and payment of contingent consideration, net of cash acquired	(3,206)	(4,530)	1,324
Other	21	—	21

Net cash used in investing activities from continuing operations	(2,458)	(6,113)	3,655
Net cash provided by investing activities from discontinued operations	4,000	23,811	(19,811)

	$1,542	$17,698	$(16,156)

We used $2.5 million of cash from investing activities from continuing operations primarily related to the purchase of capital assets of $1.4 million due to the purchase of computer and research and development equipment and $3.2 million of earn-out payments to the former shareholders of our business acquisitions. These cash outlays were offset by $1.1 million of proceeds from the sale of our equity investments during fiscal 2014 and $1.0 million of net proceeds related to the sale of marketable securities. Cash provided by investing activities from discontinued operations included the receipt of $4.0 million held in escrow related to the sale of our Media Services business in fiscal 2013.

Financing Activities

Cash flows from financing activities are as follows:

	Six Months Ended		Increase/
	July 31,		(Decrease)
	2013	2012	$ Amount
	(Amounts in thousands)
Repurchases of our common stock	$—	$(504)	$504
Proceeds from issuance of common stock relating to stock option exercises	499	530	(31)

Net cash provided by financing activities from continuing operations	499	26	473
Net cash provided by investing activities from discontinued operations	—	872	(872)

	$499	$898	$(399)

We generated $0.5 million in cash from our financing activities from continuing operations which is a result of the issuance of common stock for the exercise of employee stock options during the first half of fiscal 2014.

Effect of exchange rate changes decreased cash and cash equivalents by $0.1 million for the six months ended July 31, 2013, due to the translation of European subsidiaries cash balances, which use the Euro as their functional currency, to U.S. dollars.

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

We are occasionally required to post customer performance bonds, issued by a financial institution, to secure certain sales contracts. Customer performance bonds generally authorize the financial institution to make a payment to the beneficiary upon the satisfaction of a certain event or the failure to satisfy an obligation. The customer performance bonds are generally posted for one-year terms and are usually automatically renewed upon maturity until such time as we have satisfied the commitment secured by the customer performance bond. We are obligated to reimburse the issuer only if the beneficiary collects on the customer performance bonds. We currently have a customer performance bond outstanding totaling $0.9 million which was previously secured under the RBS Citizens line of credit. We are holding $0.9 million in restricted cash with RBS Citizens on our consolidated balance sheet as of July 31, 2013 to cover these outstanding customer performance bonds.

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

Contractual Obligations

Other than a decrease in our non-cancelable lease obligations and contingent consideration in the first half of fiscal 2014, there have been no significant changes to our contractual obligations outside the ordinary course of business since January 31, 2013. Refer to our Form 10-K for the fiscal year ended January 31, 2013 for additional information regarding our contractual obligations.

Critical Accounting Policies and Significant Judgment and Estimates

The accounting and financial reporting policies of SeaChange are in conformity with U.S. GAAP, which requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, expenses and disclosure of contingent assets and liabilities. We evaluate our estimates on an on-going basis, including those related to revenue recognition, allowance for doubtful accounts, acquired intangible assets and goodwill, stock-based compensation, impairment of long-lived assets and accounting for income taxes. Our estimates are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates.

There have been no significant changes in our critical accounting policies during the six months ended July 31, 2013, as compared to those disclosed in our fiscal 2013 Form 10-K.

Recent Accounting Standard Updates

We consider the applicability and impact of all ASUs. ASUs not listed below were assessed and determined to be either not applicable or are expected to have minimal impact on our consolidated financial position or results of operations.

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

Indefinite-Lived Intangible Assets

In July 2012, the FASB issued ASU 2012-02, “Intangibles – Goodwill and Other: Testing Indefinite-Lived Intangible Assets for Impairment,” which amends previous guidance on the annual and interim testing of indefinite-lived intangible assets for impairment. The guidance became effective at the beginning of our 2014 fiscal year, although early adoption was permitted. The update provides entities with the option of first assessing qualitative factors to determine whether it is more than likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount. If it is determined, on the basis of qualitative factors, that the fair value of the indefinite-lived intangible asset is more likely than not less than the carrying amount, a quantitative impairment test would still be required. Currently, the only indefinite-lived intangible assets that we hold are goodwill and trade names. We perform annual impairment tests on these indefinite-lived assets during our third quarter and as of August 1st of each fiscal year. The adoption of this update does not have a significant impact on our consolidated financial statements.

Recent Accounting Guidance Not Yet Effective

Income Taxes

In July 2013, the FASB issued ASU 2013-11, “Income Taxes (Topic 740) – Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists,” which provides guidance on financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss or a tax credit carryforward exists. This update requires us to present an unrecognized tax benefit, or a portion of an unrecognized tax benefit, in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss or a tax credit carryforward. The new guidance will be effective prospectively for us beginning February 1, 2014. Early adoption is permitted. We do not anticipate the adoption of ASU 2013-11 to have an impact on our consolidated financial statements, as we currently apply the methodology prescribed by ASU 2013-11.

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

Substantially all of our international product sales are payable in United States Dollars (USD). In the case of our operations in the Netherlands, product sales are generally payable in local currencies, providing a natural hedge for receipts and local payments. In light of the high proportion of our international businesses, we expect the risk of any adverse movements in foreign currency exchange rates could have an impact on our translated results within the consolidated statements of operations and comprehensive income (loss) and the consolidated balance sheets. For the first half of fiscal 2014, we generated a foreign currency translation loss of $0.7 million which decreased our equity section of the consolidated balance sheet over the prior year. This is compared to a $5.2 million foreign currency translation gain for the same period of fiscal 2013, which includes $7.2 million related to the disposition of retained currency translation losses as a result of the divestiture of our Broadcast Servers and Media Services businesses.

All foreign currency gains and losses are included in other expenses, net, in the accompanying consolidated statements of operations and comprehensive income (loss). For the three and six months ended July 31, 2013, we recorded $70,447 and $0.6 million, respectively, in losses due to the change in exchange rates between the U.S. Dollar and foreign currencies.

Interest Rate Risk

Exposure to market risk for changes in interest rates relates primarily to our investment portfolio of marketable debt securities of various issuers, types and maturities and to our borrowings under our bank line of credit facility. We do not use interest rate related derivative instruments in our investment portfolio, and our investment portfolio only includes highly liquid instruments. Our cash and marketable securities include cash equivalents, which we consider to be investments purchased with original maturities of three months or less. There is risk that losses could be incurred if we were to sell any of our securities prior to stated maturity. Given the short maturities and investment grade quality of the portfolio holdings at July 31, 2013, a sharp change in interest rates should not have a material adverse impact on the fair value of our investment portfolio. Additionally, our long term marketable investments, which are carried at the lower of cost or market, have fixed interest rates, and therefore are subject to changes in fair value.

ITEM 4. Controls and Procedures

(a) Evaluation of disclosure controls and procedures. We evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Form 10-Q. Raghu Rau, our Chief Executive Officer, and Anthony C. Dias, our Chief Financial Officer, reviewed and participated in this evaluation. Based upon that evaluation, Messrs. Rau and Dias concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report and as of the date of the evaluation.

(b) Changes in internal control over financial reporting. As a result of the evaluation completed by us, and in which Messrs. Rau and Dias participated, we have concluded that there were no changes during the fiscal quarter ended July 31, 2013 in our internal control over financial reporting, which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

On July 31, 2009, ARRIS filed a contempt motion in the U.S. District Court for the District of Delaware (“the Court”) against SeaChange International relating to U.S. Patent No 5,805,804 (the “ ‘804 patent”), a patent in which ARRIS has an ownership interest. On August 3, 2009, SeaChange filed a complaint seeking a declaratory judgment from the Court that its products do not infringe the ‘804 patent and asserting certain equitable defenses. On June 4, 2010, the Court entered an Order staying the declaratory judgment action pending resolution of the contempt proceeding. On September 2, 2011, the Court entered an Order in which it concluded that a contempt proceeding was the appropriate procedure for resolving the parties’ dispute and that further factual and legal determinations would be necessary. On March 1, 2012, the Court conducted a hearing on the contempt motion at which the parties submitted additional information. On October 9, 2012, the Court rejected ARRIS’s contempt allegations, concluding that the record did not contain clear and convincing evidence to support a contempt finding that SeaChange’s modified ITV system infringes the ARRIS patent. The Court denied ARRIS motion of contempt. In November 2012, ARRIS appealed the decision. The parties have filed appeal briefs and oral arguments were presented in August 2013 before the Court of Appeals for the Federal circuit. The District Court has continued the stay of SeaChange’s case seeking a declaratory judgment pending resolution of ARRIS’s appeal.

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

Dated: September 9, 2013

SEACHANGE INTERNATIONAL, INC.

by:	/s/ ANTHONY C. DIAS
Anthony C. Dias
Chief Financial Officer, Senior Vice President, Finance and Administration and Treasurer

Index to Exhibits

No.	Description

3.1	Amended and Restated Bylaws (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K previously filed on July 17, 2013 (File No. 000-21393) and incorporated herein by reference).

10.1	Amended and Restated 2011 Compensation and Incentive Plan (filed as Appendix A to the Company’s Proxy Statement on Schedule 14A previously filed on May 23, 2013 (File No. 000-21393) and incorporated herein by reference).

31.1	Certification Pursuant to Rule 13a-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification Pursuant to Rule 13a-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	XBRL Taxonomy Extension Definition Linkbase

101.LAB*	XBRL Taxonomy Extension Label Linkbase

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

*	Pursuant to Rule 406T of Regulation S-T, these interactive data files shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, except as expressly set forth by specific reference in such filing.