Form 10-Q
period 2013-10-31
SEACHANGE INTERNATIONAL INC
filed 2013-12-06
CIK 1019671

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2013

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

The number of shares outstanding of the registrant’s Common Stock on December 3, 2013 was 32,842,454.

SEACHANGE INTERNATIONAL, INC.

PART I – FINANCIAL INFORMATION

ITEM 1.	Financial Statements (Unaudited)

SEACHANGE INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited, amounts in thousands, except share data)

	October 31, 2013	January 31, 2013
Assets
Current assets:
Cash and cash equivalents	$114,107	$106,721
Restricted cash	939	938
Marketable securities	3,021	6,104
Accounts and other receivables, net of allowance for doubtful accounts of $333 and $907 at October 31, 2013 and January 31, 2013, respectively	29,593	40,103
Unbilled receivables	4,302	—
Inventories, net	7,317	7,372
Prepaid expenses and other current assets	5,929	11,008
Assets held for sale	—	465
Deferred tax assets	—	324

Total current assets	165,208	173,035
Property and equipment, net	18,916	18,399
Marketable securities, long-term	8,360	7,169
Investments in affiliates	1,051	2,951
Intangible assets, net	14,135	17,514
Goodwill	45,443	45,103
Other assets	1,028	1,958

Total assets	$254,141	$266,129

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$6,599	$7,846
Other accrued expenses	9,789	15,848
Customer deposits	125	4,268
Deferred revenues	24,773	28,730

Total current liabilities	41,286	56,692
Deferred revenue, long-term	1,936	1,873
Other liabilities, long-term	246	325
Taxes payable, long-term	2,213	2,406
Deferred tax liabilities, long-term	2,339	2,632

Total liabilities	48,020	63,928

Commitments and contingencies (Note 7)
Stockholders’ equity:
Common stock, $0.01 par value;100,000,000 shares authorized; 32,941,846 shares issued and 32,902,062 outstanding at October 31, 2013, and 32,510,326 shares issued and 32,470,542 outstanding at January 31, 2013	330	327
Additional paid-in capital	221,379	216,359
Treasury stock, at cost; 39,784 common shares	(1)	(1)
Accumulated loss	(14,281)	(12,658)
Accumulated other comprehensive loss	(1,306)	(1,826)

Total stockholders’ equity	206,121	202,201

Total liabilities and stockholders’ equity	$254,141	$266,129

The accompanying notes are an integral part of these unaudited, consolidated financial statements.

SEACHANGE INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Unaudited, amounts in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	October 31,		October 31,
	2013	2012	2013	2012
Revenues:
Products	$13,822	$15,213	$44,809	$40,681
Services	23,949	24,036	65,894	71,932

Total revenues	37,771	39,249	110,703	112,613

Cost of revenues:
Products	3,271	5,454	7,845	13,609
Services	13,225	13,557	40,386	38,550
Amortization of intangible assets	320	520	947	1,548
Stock-based compensation expense	67	(85)	191	109
Inventory write-down	—	—	—	1,752

Total cost of revenues	16,883	19,446	49,369	55,568

Gross profit	20,888	19,803	61,334	57,045

Operating expenses:
Research and development	10,212	9,202	30,007	28,449
Selling and marketing	3,948	3,859	11,283	11,860
General and administrative	4,184	4,295	13,664	13,745
Amortization of intangible assets	842	969	2,512	2,891
Stock-based compensation expense	588	1,517	2,234	4,355
Earn-outs and change in fair value of earn-outs	(94)	64	(60)	1,667
Professional fees: acquisitions, divestitures, litigation, and strategic alternatives	603	26	1,524	1,445
Severance and other restructuring costs	76	1,476	922	2,918

Total operating expenses	20,359	21,408	62,086	67,330

Income (loss) from operations	529	(1,605)	(752)	(10,285)
Other (expenses) income, net	(153)	337	(592)	(92)
(Loss) gain on sale of investment in affiliates	(25)	—	(363)	814

Income (loss) before income taxes and equity income in earnings of affiliates	351	(1,268)	(1,707)	(9,563)
Income tax benefit	(423)	(882)	(784)	(766)
Equity income in earnings of affiliates, net of tax	24	49	44	75

Income (loss) from continuing operations	798	(337)	(879)	(8,722)

Gain (loss) on sale of discontinued operations, net of tax	—	124	—	(14,324)
(Loss) income from discontinued operations, net of tax	(221)	87	(744)	(2,655)

Net income (loss)	$577	$(126)	$(1,623)	$(25,701)

Net income (loss)	$577	$(126)	$(1,623)	$(25,701)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	1,215	1,453	527	6,612
Unrealized gain (loss) on marketable securities	2	(10)	(7)	(10)

Comprehensive income (loss)	$1,794	$1,317	$(1,103)	$(19,099)

Net income (loss) per share:
Basic income (loss) per share	$0.02	$(0.00)	$(0.05)	$(0.79)

Diluted income (loss) per share	$0.02	$(0.00)	$(0.05)	$(0.79)

Net income (loss) per share from continuing operations:
Basic income (loss) per share	$0.02	$(0.01)	$(0.03)	$(0.27)

Diluted income (loss) per share	$0.02	$(0.01)	$(0.03)	$(0.27)

Net (loss) income per share from discontinued operations:
Basic (loss) income per share	$(0.00)	$0.01	$(0.02)	$(0.52)

Diluted (loss) income per share	$(0.00)	$0.01	$(0.02)	$(0.52)

Weighted average common shares outstanding:
Basic	32,813	32,474	32,636	32,554

Diluted	33,595	32,474	32,636	32,554

The accompanying notes are an integral part of these unaudited, consolidated financial statements.

SEACHANGE INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, amounts in thousands)

	Nine Months Ended
	October 31,
	2013	2012
Cash flows from operating activities:
Net loss	$(1,623)	$(25,701)
Net loss from discontinued operations	744	16,979
Adjustments to reconcile net loss to net cash provided by (used in) operating activities from continuing operations:
Depreciation of fixed assets	3,345	3,341
Amortization of intangible assets	3,459	4,439
Impairment of long-lived asset	—	967
Loss (gain) on sale of investment in affiliates	363	(814)
Stock-based compensation expense	2,425	4,464
Change in contingent consideration related to acquisitions	(60)	1,667
Deferred income taxes	—	(487)
Other	427	115
Changes in operating assets and liabilities:
Accounts receivable	6,334	(2,874)
Unbilled receivables	(4,217)	3,963
Inventories	(859)	2,461
Prepaid expenses and other assets	6,412	(2,484)
Accounts payable	(1,642)	(2,102)
Accrued expenses	(1,514)	595
Customer deposits	(4,143)	(1,733)
Deferred revenues	(3,964)	(6,389)
Other	651	200

Net cash provided by (used in) operating activities from continuing operations	6,138	(3,393)
Net cash (used in) provided by operating activities from discontinued operations	(744)	717

Total cash provided by (used in) operating activities	5,394	(2,676)

Cash flows from investing activities:
Purchases of property and equipment	(1,834)	(2,423)
Purchases of marketable securities	(6,911)	(12,110)
Proceeds from sale and maturity of marketable securities	8,698	11,205
Proceeds from sale of equity investments	1,128	814
Acquisition of businesses and payment of contingent consideration, net of cash acquired	(4,018)	(7,866)
Change in restricted cash	(1)	(923)
Proceeds from sale of plant and equipment	22	—

Net cash used in investing activities from continuing operations	(2,916)	(11,303)
Net cash provided by investing activities from discontinued operations	4,000	23,560

Total cash provided by investing activities	1,084	12,257

Cash flows from financing activities:
Repurchases of common stock	—	(6,078)
Proceeds from issuance of common stock relating to stock option exercises	1,037	1,140

Total cash provided by (used in) financing activities	1,037	(4,938)

Effect of exchange rate changes on cash	(129)	(170)

Net increase in cash and cash equivalents	7,386	4,473

Cash and cash equivalents, beginning of period	106,721	80,585

Cash and cash equivalents, end of period	$114,107	$85,058

Supplemental disclosure of cash flow information:
Income taxes paid	$933	$1,307
Supplemental disclosure of non-cash investing and financing activities:
Transfer of items originally classified as inventories to equipment	$866	$570
Issuance of common stock for settlement of contingent consideration related to acquisitions	$1,560	$—
Asset held for sale reclassified to asset held for use and reclassified from current assets to property and equipment	$465	$—

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

Effective February 1, 2013, as a result of a change in how we review our business, certain information technology costs which were formerly allocated out of general and administration expenses, remained in general and administration expenses. Prior fiscal year balances were adjusted to conform to this presentation. The reclassification, reflected in our current statements of operations and comprehensive income (loss) related to the three and nine months ended October 31, 2012, is as follows:

	Three Months Ended	Nine Months Ended
	October 31, 2012	October 31, 2012
Cost of revenue - product	$(50)	$(162)
Cost of revenue - service	(250)	(737)
Research and development expenses	(221)	(593)
Selling and marketing expenses	(46)	(127)
General and administrative expenses	567	1,619

	$—	$—

We also hold minority investments in the capital stock of certain private companies having product offerings or customer relationships that have strategic importance. We evaluate our equity and debt investments and other contractual relationships with affiliate companies in order to determine whether the guidelines regarding the consolidation of variable interest entities (“VIEs”) should be applied in the financial statements. We have concluded that we are not the primary beneficiary for any VIEs. As such, no amounts have been consolidated as of October 31, 2013.

Immaterial Prior Period Adjustment

During the second quarter of fiscal 2014, we identified an adjustment to the calculation of the derived service period on 875,000 stock options, which included both a market price and service conditions, awarded to our CEO in May 2012 and which are currently fully vested as of October 31, 2013. The stock options vested in three increments based upon the closing price of SeaChange’s common stock. If on May 1, 2015 fewer than 437,500 options had vested pursuant to market price vesting terms, then an additional number of options would vest such that the total number of vested options under the award would equal 437,500 and all remaining unvested options would expire. We previously recorded the fair value of these stock options using the Monte Carlo simulation model, since the stock option vesting was variable depending on the closing market price of our common stock. The model simulated the daily trading price of the market price-based stock options’ expected term to determine if the vesting conditions would be triggered during that term and calculated a derived service period. As a result, the fair value of these stock options was estimated at $3.3 million with a derived service period of 2.1 years. During the second quarter of fiscal 2014, we determined that the simulation model used to calculate the derived service period of 2.1 years should have excluded the service condition of 36 months in vesting iterations. As a result of this change, the fair value of the stock option award of $3.3 million did not change but the derived service period would have been 7.2 months for the first increment of 291,667 stock options, 9.6 months for the second increment of 291,666 stock options and 10.8 months for the third increment of 291,667 stock options. The impact of this change resulted in an additional $1.8 million of stock compensation expense for our fiscal year 2013, which we have concluded would not have been material, individually or in the aggregate, to our prior reporting periods.

In evaluating whether this adjustment was material to previously issued consolidated financial statements, we considered the guidance in the SEC’s Staff Accounting Bulletin No. (“SAB”) 99, “Materiality,” and Accounting Standards Codification (“ASC”) 250, “Accounting Changes and Error Corrections.” We concluded this adjustment was not material individually or in the aggregate to any of the prior reporting periods, and therefore, amendments of previously filed reports were not required. However, the cumulative adjustment would have been material during the second quarter of fiscal 2014 if the cumulative adjustment was recorded. Accordingly, in accordance with the SEC’s Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” adjustments to the applicable prior periods are reflected in the financial information herein and will be reflected in future filings containing such financial information. This non-cash adjustment had no net impact to our consolidated statements of cash flows. Below are the line items within these consolidated financial statements that have been adjusted (amounts in thousands):

Consolidated Statements of Operations and Comprehensive Income (Loss):

	Three Months Ended			Nine Months Ended
	October 31, 2012			October 31, 2012
	As Previously		As	As Previously		As
	Reported	Adjustment	Revised	Reported	Adjustment	Revised
Stock-based compensation expense	$728	$704	$1,432	$3,056	$1,408	$4,464
Loss from operations	$(901)	$(704)	$(1,605)	$(8,877)	$(1,408)	$(10,285)
Net income (loss)	$578	$(704)	$(126)	$(24,293)	$(1,408)	$(25,701)
Comprehensive income (loss)	$2,021	$(704)	$1,317	$(17,691)	$(1,408)	$(19,099)
Basic and diluted net income (loss) per share	$0.02	$(0.02)	$(0.00)	$(0.75)	$(0.04)	$(0.79)

Consolidated Balance Sheet:

	January 31, 2013
	As Previously		As
	Reported	Adjustment	Revised
Additional paid-in capital	$214,531	$1,828	$216,359
Accumulated loss	$(10,830)	$(1,828)	$(12,658)

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

There have been no material changes to our significant accounting policies, as compared to the significant accounting policies described in our Form 10-K for the fiscal year ended January 31, 2013, other than the adoption of the accounting standard updates listed in Note 15., “Recent Accounting Standard Updates.”

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

Valuation Techniques

When developing fair value estimates for certain financial assets and liabilities, we maximize the use of observable inputs and minimize the use of unobservable inputs. When available, we use quoted market prices, market comparables and discounted cash flow projections. Financial instruments include money market funds, corporate debt investments, asset-backed securities, government-sponsored enterprises and state municipal obligations.

In general, and where applicable, we use quoted prices in active markets for identical assets or liabilities to determine fair value. If quoted prices in active markets for identical assets or liabilities are not available to determine fair value, then we use quoted prices for similar assets and liabilities or inputs that are observable either directly or indirectly. In periods of market inactivity, the observability of prices and inputs may be reduced for certain instruments. This condition could cause an instrument to be reclassified from Level 1 to Level 2 or from Level 2 to Level 3. There were no reclassifications from Level 1 to Level 2 at October 31, 2013 and January 31, 2013.

Our financial assets and liabilities that are measured at fair value on a recurring basis as of October 31, 2013 and January 31, 2013 are as follows:

		Fair Value at October 31, 2013 Using
		Quoted
		Prices in	Significant
		Active	Other	Significant
		Markets for	Observable	Unobservable
	October 31,	Identical Assets	Inputs	Inputs
	2013	(Level 1)	(Level 2)	(Level 3)
	(Amounts in thousands)
Financial assets:
Cash	$109,648	$109,648	$—	$—
Money market accounts (a)	4,459	4,459	—	—
Available for sale marketable securities:
Current marketable securities:
U.S. government agency issues	3,021	3,021	—	—
Non-current marketable securities:
U.S. government agency issues	8,360	8,360	—	—

Total	$125,488	$125,488	$—	$—

		Fair Value at January 31, 2013 Using
		Quoted
		Prices in	Significant
		Active	Other	Significant
		Markets for	Observable	Unobservable
	January 31,	Identical Assets	Inputs	Inputs
	2013	(Level 1)	(Level 2)	(Level 3)
	(Amounts in thousands)
Financial assets:
Cash	$104,109	$104,109	$—	$—
Money market accounts (a)	2,612	2,612	—	—
Available for sale marketable securities:
Current marketable securities:
U.S. government agency issues	6,104	6,104	—	—
Non-current marketable securities:
U.S. government agency issues	7,169	7,169	—	—

Total	$119,994	$119,994	$—	$—

Other liabilities:
Acquisition-related consideration (b)	$5,656	$—	$—	$5,656

(a)	Money market funds and U.S. government agency securities, included in cash and cash equivalents on the accompanying consolidated balance sheets, are valued at quoted market prices for identical instruments in active markets.
(b)	The fair value of our contingent consideration arrangement is determined based on our evaluation as to the probability and amount of any earn-out that will be achieved based on expected future performance by the acquired entity, as well as the fair value of fixed purchase price.

The following table sets forth a reconciliation of liabilities measured at fair value on a recurring basis with the use of significant unobservable inputs (Level 3) for the nine months ended October 31, 2013:

Level 3
Accrued Contingent
Consideration
(Amounts in thousands)
Ending balance January 31, 2013	$5,656
Change in fair value of contingent consideration	(60)
Contingency payment/Issuance of stock	(5,619)
Translation adjustment	23

Ending balance October 31, 2013	$—

Marketable Securities Available-For-Sale

We determine the appropriate classification of debt investment securities at the time of purchase and re-evaluate such designation as of each balance sheet date. Our investment portfolio consists primarily of money market funds as of October 31, 2013 and January 31, 2013, but can consist of corporate debt investments, asset-backed securities and government-sponsored enterprises. All highly liquid investments with an original maturity of three months or less when purchased are considered to be cash equivalents. All cash equivalents are carried at cost, which approximates fair value. Our marketable securities are classified as available-for-sale and are reported at fair value with unrealized gains and losses, net of tax, reported in stockholders’ equity as a component of accumulated other comprehensive loss. The amortization of premiums and accretion of discounts to maturity are computed under the effective interest method and are included in other (expenses) income, net in our consolidated statements of operations and comprehensive income (loss). Interest on securities is recorded as earned and is also included in other (expenses) income, net. Any realized gains or losses would be shown in the accompanying consolidated statements of operations and comprehensive income (loss) in other (expenses) income, net. We provide fair value measurement disclosures of available-for-sale securities in accordance with one of three levels of fair value measurement mentioned in Note 3, “Fair Value Measurements.”

The following is a summary of available-for-sale securities, including the cost basis, aggregate fair value and gross unrealized gains and losses, for cash equivalents, short- and long-term marketable securities portfolio as of October 31, 2013 and January 31, 2013:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(Amounts in thousands)
October 31, 2013:
Cash	$109,648	$—	$—	$109,648
Cash equivalents	4,459	—	—	4,459

Cash and cash equivalents	114,107	—	—	114,107

U.S. government agency issues - short-term	3,019	2	—	3,021
U.S. government agency issues - long-term	8,338	22	—	8,360

Total cash equivalents and marketable securities	$125,464	$24	$—	$125,488

January 31, 2013:
Cash	$104,109	$—	$—	$104,109
Cash equivalents	2,612	—	—	2,612

Cash and cash equivalents	106,721	—	—	106,721

U.S. government agency issues - short-term	6,043	61	—	6,104
U.S. government agency issues - long-term	7,147	22	—	7,169

Total cash equivalents and marketable securities	$119,911	$83	$—	$119,994

The following is a schedule of the contractual maturities of available-for-sale investments as of October 31, 2013:

Estimated
Fair Value
Maturity of one year or less	$3,021
Maturity between one and five years	8,360

Total	$11,381

4. Inventories

Inventories consist primarily of hardware and related component parts and are stated at the lower of cost (on a first-in, first-out basis) or market. Inventories consist of the following:

	October 31,	January 31,
	2013	2013
	(Amounts in thousands)
Components and assemblies	$2,291	$3,472
Finished products	5,026	3,900

Total inventory	$7,317	$7,372

5. Discontinued Operations

The following table details selected financial information for our former broadcast servers and storage and media services businesses for the three and nine months ended October 31, 2013 and 2012 (amounts in thousands):

	Three Months Ended October 31, 2013			Nine Months Ended October 31, 2013
	Servers and Storage	Media Services	Total Discontinued Operations	Servers and Storage	Media Services	Total Discontinued Operations
Revenues:
Products	$—	$—	$—	$46	$—	$46

Total revenues	$—	$—	$—	$46	$—	$46

Loss from discontinued operations:
Loss from discontinued operations, before tax	$(90)	$—	$(90)	$(744)	$—	$(744)
Income tax provision	131	—	131	—	—	—

Loss from discontinued operations, after tax	$(221)	$—	$(221)	$(744)	$—	$(744)

	Three Months Ended October 31, 2012			Nine Months Ended October 31, 2012
	Servers and Storage	Media Services	Total Discontinued Operations	Servers and Storage	Media Services	Total Discontinued Operations
Revenues:
Products	$170	$—	$170	$1,010	$—	$1,010
Services	56	—	56	782	9,315	10,097

Total revenues	$226	$—	$226	$1,792	$9,315	$11,107

Loss from discontinued operations:
Loss from discontinued operations, before tax	$183	$—	$183	$(2,101)	$(248)	$(2,349)
Income tax provision	60	36	96	110	22	132
Loss in investment in affiliates	—	—	—	—	(174)	(174)

Loss from discontinued operations, after tax	$123	$(36)	$87	$(2,211)	$(444)	$(2,655)

We received $4.0 million previously held in escrow by the buyer of our media services business during fiscal 2014.

Asset Placed Back in Service

In fiscal 2012, as a result of the divestiture of our former broadcast servers and storage business, we determined we would no longer utilize our facility in Greenville, New Hampshire as an active operation and placed the building on the market for sale. As a result, we classified the building asset group as an asset held for sale as of January 31, 2012 at a value of $0.7 million. During fiscal 2013, to be more competitive in the real estate market in which the property is located, we reduced the selling price of the building to $0.5 million, which we believed to be a reasonable selling price.

During the third quarter of fiscal 2014 we determined that the building asset group no longer met the criteria for an asset held for sale in accordance with ASC 360-10-45-9, “Property, Plant, and Equipment – Impairment or Disposal of Long-Lived Assets.” Therefore, we placed the asset group back in service as an asset held and used as of October 31, 2013.

As a result of this reclassification we were required by ASC 360-10 to place the building asset group back in service at the lower of its carrying value before the asset was classified as held for sale, adjusted for any depreciation that would have been recognized had the asset been continuously classified as held and used, or the fair value at the date of the subsequent decision to place it back in service. We believe the fair value at the date of the subsequent decision to place the asset group back in service is the lower of the two. We determined that the remaining estimated useful life of the building asset group should be based on the remaining useful life of the primary asset of the building asset group, which we consider to be approximately seven years.

6. Goodwill and Intangible Assets

Goodwill

Changes in the carrying amount of goodwill for the nine months ended October 31, 2013 were as follows:

Goodwill
(Amounts in thousands)
Balance at January 31, 2013	$45,103
Cumulative translation adjustment	340

Balance at October 31, 2013	$45,443

The Company accounts for goodwill and other indefinite-lived intangible assets in accordance with the authoritative guidance, which requires that goodwill and other indefinite-lived intangible assets are not amortized, but are subject to an annual impairment test, which we perform annually as of August 1st. There was no impairment of goodwill or other indefinite-lived intangible assets as a result of the annual impairment test analysis completed during the third quarter of fiscal 2014. For further information on our annual impairment test of goodwill and other indefinite-lived intangible assets for fiscal 2014, see “Critical Accounting Policies and Significant Judgment and Estimates – Goodwill and Other Indefinite-Lived Intangible Assets,” in Part I, Item 2 of this Form 10-Q.

We are also required to perform impairment tests on goodwill and other indefinite-lived intangible assets if an indicator of impairment, or triggering event, occurs. We concluded that there were no triggering events during the three and nine months ended October 31, 2013.

Intangible Assets

Intangible assets consist of the following:

	Weighted average remaining	As of October 31, 2013			As of January 31, 2013
	life (Years)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
		(Amounts in thousands)
Finite-lived intangible assets:
Customer contracts	6.1	$32,749	$(21,611)	$11,138	$32,568	$(18,756)	$13,812
Non-compete agreements	0.3	2,796	(2,621)	175	2,769	(2,375)	394
Completed technology	5.1	11,543	(8,938)	2,605	11,448	(8,437)	3,011
Trademarks and other	0.1	1,131	(1,114)	17	1,726	(1,629)	97

Total finite-lived intangible assets		$48,219	$(34,284)	$13,935	$48,511	$(31,197)	$17,314

Indefinite-lived intangible assets:
Trade names	Indefinite	$200	$—	$200	$200	$—	$200

Total indefinite-lived intangible assets		200	—	200	200	—	200

Total intangible assets		$48,419	$(34,284)	$14,135	$48,711	$(31,197)	$17,514

As of October 31, 2013, the estimated future amortization expense for our finite-lived intangible assets for the remainder of fiscal year 2014, the four succeeding fiscal years and thereafter is as follows (amounts in thousands):

Fiscal Year Ended January 31,
2014 (for the remaining three months)	$1,243
2015	4,222
2016	3,441
2017	2,379
2018	1,713
2019 and thereafter	937

Total	$13,935

7. Commitments and Contingencies

ARRIS Litigation

In July 2009, ARRIS Group, Inc. (“ARRIS”) filed a contempt motion in the U.S. District Court for the District of Delaware (“the Court”) against SeaChange International relating to U.S. Patent No 5,805,804 (the “ ‘804 patent”), a patent in which ARRIS has an ownership interest. On August 3, 2009, SeaChange filed a complaint seeking a declaratory judgment from the Court that its products do not infringe the ‘804 patent and asserting certain equitable defenses. In June 2010, the Court entered an Order staying the declaratory judgment action pending resolution of the contempt proceeding. On October 9, 2012, the Court denied the ARRIS motion of contempt, concluding that the record did not contain clear and convincing evidence to support a contempt finding that SeaChange’s modified ITV system infringes the ARRIS patent. On October 10, 2013, the Court of Appeals for the Federal circuit affirmed the U.S. District Court’s decision.

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

Revolving Line of Credit/Demand Note Payable

On November 25, 2013, effective November 28, 2013, we renewed our letter agreement with JP Morgan Chase Bank , N.A. (“JP Morgan”) for a demand discretionary line of credit and a Demand Promissory Note in the aggregate amount of $20.0 million (the “Line of Credit”). Borrowings under the Line of Credit will be used to finance working capital needs and for general corporate purposes. The Line of Credit expires on November 27, 2014. We currently do not have any borrowings nor do we have any financial covenants under this line.

We are occasionally required to post customer performance bonds, issued by a financial institution, to secure certain sales contracts. Customer performance bonds generally authorize the financial institution to make a payment to the beneficiary upon the satisfaction of a certain event or the failure to satisfy an obligation. The customer performance bonds are generally posted for one-year terms and are usually automatically renewed upon maturity until such time as we have satisfied the commitment secured by the customer performance bond. We are obligated to reimburse the issuer only if the beneficiary collects on the customer performance bonds. As of October 31, 2013, we had a customer performance bond outstanding totaling $0.9 million which was previously secured under the RBS Citizens line of credit. We are holding $0.9 million in restricted cash with RBS Citizens on our consolidated balance sheet as of October 31, 2013 to cover the outstanding customer performance bonds which will be released during the fourth quarter of fiscal 2014 upon satisfaction of the commitment secured by the performance bonds.

8. Severance and Other Restructuring Costs

During the three and nine months ended October 31, 2013, we incurred restructuring charges of $0.1 million and $0.9 million, respectively, primarily related to severance costs for one employee in the three month period and 20 employees in the nine month period ended October 31, 2013.

The following table shows the change in balances of our severance liability for three and nine months ended October 31, 2013. These amounts are reported as a component of other accrued expenses on the consolidated balance sheets (amounts in thousands):

	Three Months Ended	Nine Months Ended
	October 31, 2013	October 31, 2013
Accrual balance at the beginning of the period	$601	$330
Severance charges accrued	80	908
Severance costs paid	(339)	(896)

Accrual balance as of October 31, 2013	$342	$342

9. Stock Repurchase Program

On September 4, 2013, our Board of Directors authorized the repurchase of up to $25.0 million of our common stock, par value $0.01 per share, through a share repurchase program. The repurchase program terminates January 31, 2015. Under the program, management is authorized to repurchase shares through Rule 10b5-1 plans, open market purchases, privately negotiated transactions, block purchases or otherwise in accordance with applicable federal securities laws, including Rule 10b-18 of the Securities Exchange Act of 1934. This share repurchase program does not obligate us to acquire any specific number of shares and may be suspended or discontinued at any time. All repurchases are expected to be funded from our current cash and investment balances. The timing and amount of shares to be repurchased will be based on market conditions and other factors, including price, corporate and regulatory requirements, and alternative investment opportunities. Any shares repurchased by us under the share repurchase program will reduce the number of shares outstanding. We did not purchase any shares of our common stock under this program as of October 31, 2013.

10. Stock Incentive Plans

2011 Compensation and Incentive Plan

On July 20, 2011, our stockholders approved the adoption of our 2011 Compensation and Incentive Plan (the “2011 Plan”). Under the 2011 Plan, as originally adopted, the number of authorized shares of common stock is equal to 2,800,000 shares plus the number of shares that expired, terminated, surrendered or forfeited awards subsequent to July 20, 2011 under the Amended and Restated 2005 Equity Compensation and Incentive Plan (the“2005 Plan”). Following approval of the 2011 Plan, we terminated the 2005 Plan. The 2011 Plan provides for the grant of incentive stock options, nonqualified stock options, restricted stock, restricted stock units (“RSUs”), and other equity based non-stock option awards as determined by the plan administrator by officers, employees, consultants, and directors of the Company. On July 17, 2013, shareholders approved an amendment to the 2011 Plan which:

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

11. Accumulated Other Comprehensive Loss

The following shows the changes in the components of accumulated other comprehensive loss for the nine months ended October 31, 2013:

		Changes in
	Foreign	Fair Value of
	Currency	Available
	Translation	for Sale
	Adjustment	Investments	Total
Balance at January 31, 2013	$(1,857)	$31	$(1,826)
Other comprehensive income (loss)	527	(7)	520

Balance at October 31, 2013	$(1,330)	$24	$(1,306)

Comprehensive income (loss) consists of net income (loss) and other comprehensive income (loss), which includes foreign currency translation adjustments and changes in unrealized gains and losses on marketable securities available for sale. For purposes of comprehensive income (loss) disclosures, we do not record tax expense or benefits for the net changes in the foreign currency translation adjustments, as we intend to permanently reinvest all undistributed earnings of our foreign subsidiaries.

12. Significant Customers and Geographic Information

The following summarizes revenues by significant customer where such revenue exceeded 10% of total revenues for the indicated period:

	Three Months Ended		Nine Months Ended
	October 31,		October 31,
	2013	2012	2013	2012
Customer A	20%	14%	25%	16%
Customer B	15%	19%	15%	19%
Customer C	N/A	N/A	10%	N/A
Customer D	N/A	11%	N/A	N/A

The following table summarizes revenues by geographic locations for the periods presented:

	Three Months Ended				Nine Months Ended
	October 31,				October 31,
	2013		2012		2013		2012
	Amount	%	Amount	%	Amount	%	Amount	%
	(Amounts in thousands, except percentages)
Revenues by customers’ geographic locations:
North America	$21,508	57%	$25,213	64%	$61,068	55%	$73,100	65%
Europe and Middle East	13,324	35%	10,594	27%	39,663	36%	30,077	27%
Latin America	2,629	7%	2,948	8%	7,724	7%	8,232	7%
Asia Pacific and other international locations	310	1%	494	1%	2,248	2%	1,204	1%

Total	$37,771		$39,249		$110,703		$112,613

Total revenues for the United States for the three and nine months ended October 31, 2013 and 2012 were as follows:

	Three Months Ended		Nine Months Ended
	October 31,		October 31,
	2013	2012	2013	2012
	(Amounts in thousands)
U.S. Revenue	$18,461	$22,340	$54,099	$67,524
% of total revenue	48.9%	56.9%	48.9%	60.0%

13. Income Taxes

For the three and nine months ended October 31, 2013, we recorded an income tax benefit from continuing operations of $0.4 million and $0.8 million, respectively. During the third quarter of fiscal 2014 we recognized $0.5 million of tax benefits resulting from the expiration of the statute of limitations for uncertain tax positions. The statute of limitations varies by the jurisdictions in which we operate. In any given year, statute of limitations in certain jurisdictions may lapse without examination and any uncertain tax position taken in those years will result in the reduction of the liability for unrealized tax benefits for that year. Our effective tax rate of 15% was based on the full fiscal year estimates and projected profitability in fiscal 2014. In addition, our provision is affected by the geographic jurisdiction in which the worldwide income or losses have been incurred resulting in the difference between the federal statutory rate of 35% and the forecasted effective tax rate.

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

14. Net Income (Loss) Per Share

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

The following table sets forth our computation of basic and diluted net income (loss) per common share (amounts in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	October 31,		October 31,
	2013	2012	2013	2012
Net income (loss) from continuing operations - basic	$798	$(337)	$(879)	$(8,722)
Net (loss) income from discontinued operations - basic and diluted	(221)	211	(744)	(16,979)

Net income (loss) - basic	$577	$(126)	$(1,623)	$(25,701)

Weighted average shares used in computing income (loss) per share - basic	32,813	32,474	32,636	32,554
Dilutive potential common stock equivalents (1,2)	782	521	849	533

Weighted average shares used in computing income (loss) per share - diluted (1)	33,595	32,995	33,485	33,087

Net income (loss) per share - basic:
Income (loss) from continuing operations	$0.02	$(0.01)	$(0.03)	$(0.27)
(Loss) income from discontinued operations	(0.00)	0.01	(0.02)	(0.52)

Net income (loss) per share - basic	$0.02	$(0.00)	$(0.05)	$(0.79)

Net income (loss) per share - diluted:
Income (loss) from continuing operations	$0.02	$(0.01)	$(0.03)	$(0.27)
(Loss) income from discontinued operations	(0.00)	0.01	(0.02)	(0.52)

Net income (loss) per share - diluted	$0.02	$(0.00)	$(0.05)	$(0.79)

(1)	We used diluted shares when computing the income per share from continuing operations for the three months ended October 31, 2013 and income per share from discontinued operations for the three months ended October 31, 2012. Net loss per share for each of the periods presented with a net loss was calculated using basic shares outstanding. We did not include the securities described in the following table in the computation of diluted net loss per share because these securities would have an anti-dilutive effect due to our net loss for those periods (amounts in thousands):

	Three Months Ended		Nine Months Ended
	October 31,		October 31,
	2013	2012	2013	2012
Stock options	376	45	366	48
Restricted stock units	406	476	483	485

Total shares excluded from calculation of diluted loss per share	782	521	849	533

(2)	We did not include the securities described in the following table in the computation of diluted income (loss) per share for the periods presented. These exclusions are made if the exercise price of these common shares is in excess of the average market price of the common stock for all periods presented, or if we have net losses, both of which have an anti-dilutive effect (amounts in thousands):

	Three Months Ended		Nine Months Ended
	October 31,		October 31,
	2013	2012	2013	2012
Shares issuable upon the exercise of stock options that are anti-dilutive	559	2,079	577	2,108

15. Recent Accounting Standard Updates

We consider the applicability and impact of all ASUs. ASUs not listed below were assessed and determined to be either not applicable or are expected to have minimal impact on our consolidated financial position or results of operations.

Impact of Recently Adopted Accounting Guidance

Indefinite-Lived Intangible Assets

In July 2012, the FASB issued ASU 2012-02, “Intangibles – Goodwill and Other: Testing Indefinite-Lived Intangible Assets for Impairment,” which amends previous guidance on the annual and interim testing of indefinite-lived intangible assets for impairment. The guidance became effective at the beginning of our 2014 fiscal year, although early adoption was permitted. The update provides entities with the option of first assessing qualitative factors to determine whether it is more than likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount. If it is determined, on the basis of qualitative factors, that the fair value of the indefinite-lived intangible asset is more likely than not less than the carrying amount, a quantitative impairment test would still be required. Currently, the only indefinite-lived intangible assets that we hold are goodwill and trade names. We perform annual impairment tests on these indefinite-lived assets during our third quarter and as of August 1st of each fiscal year. The adoption of this update did not have a significant impact on the annual testing of our indefinite-lived assets during the third quarter of fiscal 2014 and therefore no impact to the consolidated financial statements.

Income Taxes

In July 2013, the FASB issued ASU 2013-11, “Income Taxes (Topic 740) – Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists,” which provides guidance on financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss or a tax credit carryforward exists. This update requires us to present an unrecognized tax benefit, or a portion of an unrecognized tax benefit, in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss or a tax credit carryforward. The new guidance will be effective prospectively for us beginning February 1, 2014. Early adoption is permitted. The adoption of ASU 2013-11 will not have an impact on our consolidated financial statements, as we currently apply the methodology prescribed by ASU 2013-11.

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

We continue to work towards growing our revenues with new and existing customers as we roll out our new next generation product offerings to offset some of the decline in some of our legacy business. We also continue to control our overall cost structure. Our focus for the remainder of fiscal 2014 continues to be:

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

Revenues

The following table summarizes information about our revenues for the three and nine months ended October 31, 2013 and 2012:

	Three Months Ended		Increase/	Increase/	Nine Months Ended		Increase/	Increase/
	October 31,		(Decrease)	(Decrease)	October 31,		(Decrease)	(Decrease)
	2013	2012	$ Amount	% Change	2013	2012	$ Amount	% Change
	(Amounts in thousands, except for percentage data)
Software Revenues:
Products	$13,822	$15,213	$(1,391)	(9.1%)	$44,809	$40,681	$4,128	10.1%
Services	23,949	24,036	(87)	(0.4%)	65,894	71,932	(6,038)	(8.4%)

Total revenues	37,771	39,249	(1,478)	(3.8%)	110,703	112,613	(1,910)	(1.7%)

Cost of product revenues	3,591	5,974	(2,383)	(39.9%)	8,792	15,157	(6,365)	(42.0%)
Cost of service revenues	13,292	13,472	(180)	(1.3%)	40,577	38,659	1,918	5.0%
Inventory write down	—	—	—	N/A	—	1,752	(1,752)	(100.0%)

Total cost of revenues	16,883	19,446	(2,563)	(13.2%)	49,369	55,568	(6,199)	(11.2%)

Gross profit	$20,888	$19,803	$1,085	5.5%	$61,334	$57,045	$4,289	7.5%

Gross product profit margin	74.0%	60.7%		13.3%	80.4%	62.7%		17.7%
Gross service profit margin	44.5%	44.0%		0.5%	38.4%	46.3%		(7.9%)
Gross profit margin	55.3%	50.5%		4.8%	55.4%	50.7%		4.7%

Product Revenue. Product revenue decreased $1.4 million, or 9%, for the three month period and increased $4.1 million, or 10%, for the nine months period ended October 31, 2013.

The $1.4 million decrease for the three month period was primarily due to:

•	a $3.0 million decrease in advertising license revenues as the third quarter of last fiscal year included a large order from a North American customer and a $1.3 million decrease due to lower video-on-demand (“VOD”) server shipments; offset by

•	$1.2 million in higher legacy middleware product revenues resulting from the signing of an amendment with a European customer during the third quarter of fiscal 2013 which allows revenue to be recognized over the term of the amendment, and a $1.4 million increase in back office license revenue due primarily to significant deployment of Adrenalin to a large North American customer.

The $4.1 million increase for the nine month period was primarily due to:

•	$9.4 million in higher legacy middleware product revenues resulting from the signing of an amendment with a European customer during the third quarter of fiscal 2013, which resulted in a higher portion of revenue recognized as product revenue in the first nine months of fiscal 2014 as compared to the same period of fiscal 2013, and a $4.9 million increase in back office license revenue, primarily in North America; offset by

•	a $5.8 million decrease in advertising license revenue by North American customers and a $4.9 million decrease in VOD server revenues as compared to the same period of prior fiscal year, as we had higher VOD server shipments to North American customers during the first nine months of the prior fiscal year.

Service Revenue. Service revenue for the three and nine months ended October 31, 2013 decreased $0.1 million and $6.0 million, respectively, as compared to the same periods of fiscal 2013.

The $6.0 million decrease during the nine month period was primarily due to:

•	a $5.2 million decrease in the first three quarters of fiscal 2014 in our in-home service revenues, primarily our legacy middleware service revenues, as a result of a recent amendment with a European customer, as mentioned above and a $0.9 million decrease in professional service revenue resulting from lower advertising shipments.

For the third quarter of fiscal 2014 and fiscal 2013, four customers accounted for 45% and 52% of our total revenues, respectively. For the first nine months of fiscal 2014 and fiscal 2013 these same four customers accounted for 53% and 50% of our total revenues, respectively. We believe that a significant amount of our revenues will continue to be derived from a limited number of customers.

International sales accounted for 51% and 43% of total revenues in the third quarter of fiscal 2014 and fiscal 2013, respectively. For the nine months ended October 31, 2013 and 2012, international sales accounted for 51% and 40%, respectively. We believe that international product and service revenues will continue to be a significant portion of our business in the future.

Gross Profit and Margin. Cost of product revenues consists primarily of the cost of purchased material components and subassemblies, labor and overhead relating to the final assembly and testing of complete systems and related expenses, and labor and overhead costs related to software development contracts. Our gross profit margin increased approximately five percentage points for the three months ended October 31, 2013 and approximately three percentage points for the nine months ended October 31, 2013, net of the inventory write-down recorded during the second quarter of fiscal 2013, as compared to the same periods of the prior year. These increases in gross profit margin were primarily due to the following:

•	A 13 percentage point increase in gross product profit margin to 74% for the three months ended October 31, 2013 and a 18 percentage point increase in gross product profit margin to 80% for the first nine months of fiscal 2014, primarily due to a mix of higher software licensing revenues from our back office product line, and higher legacy middleware license revenue from a European customer, which ended during the third quarter of fiscal 2014; and

•	A half of a percentage point increase in gross service profit margin to 45% for the third quarter of fiscal 2014 and a 8 percentage point decrease in gross service profit margin to 38% for the first three quarters of fiscal 2014, compared to the same periods of fiscal 2013, primarily due to the mix of higher customized development revenues which typically carry lower margins due to higher costs of research and development personnel.

Operating Expenses

Research and Development

The following table provides information regarding the change in research and development expenses during the periods presented:

	Three Months Ended		Increase/	Increase/	Nine Months Ended		Increase/	Increase/
	October 31,		(Decrease)	(Decrease)	October 31,		(Decrease)	(Decrease)
	2013	2012	$ Amount	% Change	2013	2012	$ Amount	% Change
	(Amounts in thousands, except for percentage data)
Research and development expenses	$10,212	$9,202	$1,010	11.0%	$30,007	$28,449	$1,558	5.5%
% of total revenue	27.0%	23.4%			27.1%	25.3%

Research and development expenses consist primarily of employee costs, which include salaries, benefits and related payroll taxes, depreciation of development and test equipment and an allocation of related facility expenses. During the three and nine months ended October 31, 2013, our total research and development expenses increased $1.0 million, or 11%, for the three month period and $1.6 million, or 6%, for the nine month period ended October 31, 2013, as compared to the same prior fiscal year periods, due primarily to an increase in outside contract labor costs. We will continue to focus our investment in research and development on our next generation product offerings which will continue to be introduced until late next fiscal year.

Selling and Marketing

The following table provides information regarding the change in selling and marketing expenses during the periods presented:

	Three Months Ended		Increase/	Increase/	Nine Months Ended		Increase/	Increase/
	October 31,		(Decrease)	(Decrease)	October 31,		(Decrease)	(Decrease)
	2013	2012	$ Amount	% Change	2013	2012	$ Amount	% Change
	(Amounts in thousands, except for percentage data)
Selling and marketing expenses	$3,948	$3,859	$89	2.3%	$11,283	$11,860	$(577)	(4.9%)
% of total revenue	10.5%	9.8%			10.2%	10.5%

Selling and marketing expenses consist primarily of payroll costs, which include salaries and related payroll taxes, benefits and commissions, travel expenses and certain promotional expenses. Selling and marketing expenses decreased $0.6 million, or 5%, in the first nine months of fiscal 2014, when compared to the same period of fiscal 2013 due to a reduction in headcount that occurred during the second half of fiscal 2013 with a corresponding reduction in travel and commissions expenses relating to these former employees.

General and Administrative

The following table provides information regarding the change in general and administrative expenses during the periods presented:

	Three Months Ended		Increase/	Increase/	Nine Months Ended		Increase/	Increase/
	October 31,		(Decrease)	(Decrease)	October 31,		(Decrease)	(Decrease)
	2013	2012	$ Amount	% Change	2013	2012	$ Amount	% Change
	(Amounts in thousands, except for percentage data)
General and administrative expenses	$4,184	$4,295	$(111)	(2.6%)	$13,664	$13,745	$(81)	(0.6%)
% of total revenue	11.1%	10.9%			12.3%	12.2%

General and administrative expenses consist primarily of employee costs, which include salaries and related payroll taxes and benefit-related costs, legal and accounting services and an allocation of related facilities expenses. General and administrative expenses remained relatively stable during the three and nine months ended October 31, 2013, as compared to the same periods of fiscal 2013.

Amortization of Intangible Assets

The following table provides information regarding the change in amortization of intangible assets expenses during the periods presented:

	Three Months Ended		Increase/	Increase/	Nine Months Ended		Increase/	Increase/
	October 31,		(Decrease)	(Decrease)	October 31,		(Decrease)	(Decrease)
	2013	2012	$ Amount	% Change	2013	2012	$ Amount	% Change
	(Amounts in thousands, except for percentage data)
Amortization of intangible assets	$1,162	$1,489	$(327)	(22.0%)	$3,459	$4,439	$(980)	(22.1%)
% of total revenue	3.1%	3.8%			3.1%	3.9%

Amortization expense is primarily related to the costs of acquired intangible assets. Amortization is also based on the future economic value of the related intangible assets which is generally higher in the earlier years of the assets’ lives. During the three and nine months ended October 31, 2013, we incurred amortization expenses of $0.3 million and $0.9 million, respectively, which were charged to cost of sales. This is compared to $0.5 million and $1.5 million for the same prior periods. Additionally, for these same periods of fiscal 2014, we recorded amortization expense of $0.8 million and $2.5 million, respectively, in operating expenses, compared to $1.0 million and $2.9 million for the same periods of fiscal 2013. The decreased amortization costs are primarily due to intangible assets which were fully amortized during fiscal 2013 and to a decrease in estimated cash flow which resulted in a lower amortization calculation for certain intangible assets in fiscal 2014.

Stock-based Compensation Expense

The following table provides information regarding the change in stock-based compensation expense during the periods presented:

	Three Months Ended		Increase/	Increase/	Nine Months Ended		Increase/	Increase/
	October 31,		(Decrease)	(Decrease)	October 31,		(Decrease)	(Decrease)
	2013	2012	$ Amount	% Change	2013	2012	$ Amount	% Change
	(Amounts in thousands, except for percentage data)
Stock-based compensation expense	$655	$1,432	$(777)	(54.3%)	$2,425	$4,464	$(2,039)	(45.7%)
% of total revenue	1.7%	3.6%			2.2%	4.0%

Stock-based compensation expense is related to the issuance of stock grants to our employees, executives and members of our Board of Directors. Stock-based compensation expense decreased $0.8 million during the three months and $2.0 million during the nine months ended October 31, 2013, as compared to the same periods of fiscal 2013 primarily due to the change in the derived service period related to the 875,000 stock options awarded to our CEO was accelerated in the prior fiscal year, as discussed in Note 1, “Nature of Business and Basis of Presentation – Basis of Presentation,” to these consolidated financial statements.

Earn-outs and Change in Fair Value of Earn-outs

The following table provides information regarding the change in earn-outs and change in fair value of earn-outs during the periods presented:

	Three Months Ended		Increase/	Increase/	Nine Months Ended		Increase/	Increase/
	October 31,		(Decrease)	(Decrease)	October 31,		(Decrease)	(Decrease)
	2013	2012	$ Amount	% Change	2013	2012	$ Amount	% Change
	(Amounts in thousands, except for percentage data)
Earn-outs and change in fair value of earn-outs	$(94)	$64	$(158)	>(100%)	$(60)	$1,667	$(1,727)	>(100%)
% of total revenue	(0.2%)	0.2%			(0.1%)	1.5%

Earn-out costs include changes in the fair value of acquisition-related contingent consideration, and changes in contingent liabilities related to estimated earn-out payments. Earn-out costs decreased $0.2 million for the three month period and $1.7 million for the nine month period ended October 31, 2013, as compared to the same periods of prior fiscal year. During the third quarter of fiscal 2014 we paid the remaining earn-out to the former shareholders of eventIS Group B.V (“eventIS”). The decrease during the nine months was primarily due to the settlement of the earn-out payments to the former shareholders of VividLogic, Inc. (“VividLogic”).

Professional Fees - Acquisitions, Divestitures, Litigation, and Strategic Alternatives

The following table provides information regarding the change in professional fees expenses associated with acquisitions, divestitures, litigation and strategic alternatives during the periods presented:

	Three Months Ended		Increase/	Increase/	Nine Months Ended		Increase/	Increase/
	October 31,		(Decrease)	(Decrease)	October 31,		(Decrease)	(Decrease)
	2013	2012	$ Amount	% Change	2013	2012	$ Amount	% Change
	(Amounts in thousands, except for percentage data)
Professional fees: acquisitions, divestitures, litigation and strategic alternatives	$603	$26	$577	>100%	$1,524	$1,445	$79	5.5%
% of total revenue	1.6%	0.1%			1.4%	1.3%

Professional fees in the third quarter increased $0.6 million when compared to the third quarter of fiscal 2013 as a result of an increase in fees related to the ARRIS litigation.

Severance and Other Restructuring Costs

The following table provides information regarding the change in severance and other restructuring costs during the periods presented:

	Three Months Ended		Increase/	Increase/	Nine Months Ended		Increase/	Increase/
	October 31,		(Decrease)	(Decrease)	October 31,		(Decrease)	(Decrease)
	2013	2012	$ Amount	% Change	2013	2012	$ Amount	% Change
	(Amounts in thousands, except for percentage data)
Severance and other restructuring costs	$76	$1,476	$(1,400)	(94.9%)	$922	$2,918	$(1,996)	(68.4%)
% of total revenue	0.2%	3.8%			0.8%	2.6%

Severance and other restructuring costs decreased $1.4 million for the three months ended October 31, 2013 and $2.0 million for the nine months ended October 31, 2013, as compared to the same periods of 2012. During the third quarter of fiscal 2013, we incurred $1.3 million of severance charges related to the departure of nine employees, including two senior executives and a $0.2 million charge to reduce the value of our building in New Hampshire. This is compared to severance charges of $0.1 million in the third quarter of fiscal 2014 related to one former employee.

For the nine months ended October 31, 2013, we incurred severance charges of $0.9 million related to the separation of 20 employees during fiscal 2014. This is compared to $1.7 million in severance charges related to the reduction of 30 employees during fiscal 2013, including two senior executives. In addition, we recorded charges in fiscal 2013 for which there are no comparable amounts in fiscal 2014. These include a $0.9 million leasehold improvement charge recorded in July, 2012 for the reduction of space and certain fixed assets in our leased facility as we significantly reduced the size of the facility in the Philippines, a $0.2 million charge to reduce the value of our building in New Hampshire and a $0.2 million charge in the second quarter of fiscal 2013 for a sign-on bonus, relocation expenses and recruitment fees relating to the hiring and appointment of a permanent Chief Executive Officer on May 1, 2012.

Other (Expenses) Income, Net

The table below provides detail regarding our other (expenses) income, net:

	Three Months Ended		Increase/	Increase/	Nine Months Ended		Increase/	Increase/
	October 31,		(Decrease)	(Decrease)	October 31,		(Decrease)	(Decrease)
	2013	2012	$ Amount	% Change	2013	2012	$ Amount	% Change
	(Amounts in thousands, except for percentage data)
Interest income (expense), net	$35	$12	$23	>100%	$152	$(21)	$173	>100%
Foreign exchange (loss) gain	(139)	367	(506)	>(100%)	(689)	41	(730)	>(100%)
Other	(49)	(42)	(7)	16.7%	(55)	(112)	57	(50.9%)

	$(153)	$337	$(490)		$(592)	$(92)	$(500)

Foreign exchange (loss) gain. Foreign exchange losses result from changes in exchange rates between the U.S. Dollar and foreign currencies during the periods presented.

(Loss) gain from sale of investment in affiliates

During the first nine months of fiscal 2014, we recorded a loss of $0.4 million on the sale of our equity investment during the second quarter of fiscal 2014. This is compared to a $0.8 million gain on sale of our investment in InSite One recorded in fiscal 2013.

Income Tax Benefit

	Three Months Ended		Increase/	Increase/	Nine Months Ended		Increase/	Increase/
	October 31,		(Decrease)	(Decrease)	October 31,		(Decrease)	(Decrease)
	2013	2012	$ Amount	% Change	2013	2012	$ Amount	% Change
	(Amounts in thousands, except for percentage data)
Income tax benefit	$(423)	$(882)	$459	(52.0%)	$(784)	$(766)	$(18)	2.3%
% of total revenue	(1.1%)	(2.2%)			(0.7%)	(0.7%)

For the three and nine months ended October 31, 2013, we recorded income tax benefits of $0.4 million and $0.8 million, respectively, on income before tax of $0.4 million for the three month period and a $1.7 million loss before tax for the nine month period ended October 31, 2013. During the third quarter of fiscal 2014, we recognized $0.5 million of tax benefits resulting from the expiration of the statute of limitations for uncertain tax positions. The statute of limitations varies by the jurisdictions in which we operate. In any given year, statute of limitations in certain jurisdictions may lapse without examination and any uncertain tax position taken in those years will result in the reduction of the liability for unrealized tax benefits for that year. Our effective tax rate of 15% was based on the full fiscal year estimates and projected profitability in fiscal 2014. In addition, our benefit is affected by geographic jurisdiction in which the worldwide income or losses have been incurred, resulting in the difference between the federal statutory rate of 35% and the forecasted effective tax rate.

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

The following tables include the reconciliations of our U.S. GAAP income or loss from operations, the most directly comparable U.S. GAAP financial measure, to our non-GAAP income from operations and the reconciliation of our U.S. GAAP income or loss from operations to our adjusted EBITDA for the three and nine months ended October 31, 2013 and 2012. Effective February 1, 2013, as a result of a change in how we review our business, certain information technology costs which were formerly allocated out of general and administration expenses remained in general and administration expenses. Prior year balances were adjusted to conform to this presentation (amounts in thousands, except per share and percentage data):

	Three Months Ended			Three Months Ended
	October 31, 2013			October 31, 2012
	GAAP			GAAP
	As Reported	Adjustments	Non-GAAP	As Reported	Adjustments	Non-GAAP
Revenues:
Products	$13,822	$—	$13,822	$15,213	$—	$15,213
Services	23,949	—	23,949	24,036	—	24,036

Total revenues	37,771	—	37,771	39,249	—	39,249

Cost of revenues:
Products	3,271	—	3,271	5,454	—	5,454
Services	13,225	—	13,225	13,557	—	13,557
Amortization of intangible assets	320	(320)	—	520	(520)	—
Stock-based compensation	67	(67)	—	(85)	85	—

Total cost of revenues	16,883	(387)	16,496	19,446	(435)	19,011

Gross profit	20,888	387	21,275	19,803	435	20,238

Gross profit percentage	55.3%	1.0%	56.3%	50.5%	1.1%	51.6%
Operating expenses:
Research and development	10,212	—	10,212	9,202	—	9,202
Selling and marketing	3,948	—	3,948	3,859	—	3,859
General and administrative	4,184	—	4,184	4,295	—	4,295
Amortization of intangible assets	842	(842)	—	969	(969)	—
Stock-based compensation expense	588	(588)	—	1,517	(1,517)	—
Earn-outs and change in fair value of earn-outs	(94)	94	—	64	(64)	—
Professional fees: acquisitions, divestitures, litigation and strategic alternatives	603	(603)	—	26	(26)	—
Severance and other restructuring costs	76	(76)	—	1,476	(1,476)	—

Total operating expenses	20,359	(2,015)	18,344	21,408	(4,052)	17,356

Income (loss) from operations	$529	$2,402	$2,931	$(1,605)	$4,487	$2,882

Income (loss) from operations percentage	1.4%	6.3%	7.8%	(4.1%)	11.4%	7.3%
Weighted average common shares outstanding:
Basic	32,813	32,813	32,813	32,474	32,474	32,474

Diluted	33,595	33,595	33,595	32,474	32,995	32,995

Non-GAAP operating income (loss) per share:
Basic	$0.02	$0.07	$0.09	$(0.05)	$0.14	$0.09

Diluted	$0.02	$0.07	$0.09	$(0.05)	$0.14	$0.09

Adjusted EBITDA:
Income (loss) from operations			$529			$(1,605)
Depreciation expense			1,042			1,034
Amortization of intangible assets			1,162			1,489
Stock-based compensation expense			655			1,432
Earn-outs and changes in fair value			(94)			64
Professional fees: acquisitions, divestitures, etc.			603			26
Severance and other restructuring			76			1,476

Adjusted EBITDA			$3,973			$3,916

Adjusted EBITDA %			10.5%			10.0%

	Nine Months Ended			Nine Months Ended
	October 31, 2013			October 31, 2012
	GAAP			GAAP
	As Reported	Adjustments	Non-GAAP	As Reported	Adjustments	Non-GAAP
Revenues:
Products	$44,809	$—	$44,809	$40,681	$—	$40,681
Services	65,894	—	65,894	71,932	—	71,932

Total revenues	110,703	—	110,703	112,613	—	112,613

Cost of revenues:
Products	7,845	—	7,845	13,609	—	13,609
Services	40,386	—	40,386	38,550	—	38,550
Amortization of intangible assets	947	(947)	—	1,548	(1,548)	—
Stock-based compensation	191	(191)	—	109	(109)	—
Inventory write-down	—	—	—	1,752	(1,752)	—

Total cost of revenues	49,369	(1,138)	48,231	55,568	(3,409)	52,159

Gross profit	61,334	1,138	62,472	57,045	3,409	60,454

Gross profit percentage	55.4%	1.0%	56.4%	50.7%	3.0%	53.7%
Operating expenses:
Research and development	30,007	—	30,007	28,449	—	28,449
Selling and marketing	11,283	—	11,283	11,860	—	11,860
General and administrative	13,664	—	13,664	13,745	—	13,745
Amortization of intangible assets	2,512	(2,512)	—	2,891	(2,891)	—
Stock-based compensation expense	2,234	(2,234)	—	4,355	(4,355)	—
Earn-outs and change in fair value of earn-outs	(60)	60	—	1,667	(1,667)	—
Professional fees: acquisitions, divestitures, litigation and strategic alternatives	1,524	(1,524)	—	1,445	(1,445)	—
Severance and other restructuring costs	922	(922)	—	2,918	(2,918)	—

Total operating expenses	62,086	(7,132)	54,954	67,330	(13,276)	54,054

(Loss) income from operations	$(752)	$8,270	$7,518	$(10,285)	$16,685	$6,400

(Loss) income from operations percentage	(0.7%)	7.4%	6.8%	(9.1%)	14.8%	5.7%
Weighted average common shares outstanding:
Basic	32,636	32,636	32,636	32,554	32,554	32,554

Diluted	32,636	33,485	33,485	32,554	33,087	33,087

Non-GAAP operating (loss) income per share:
Basic	$(0.02)	$0.25	$0.23	$(0.32)	$0.52	$0.20

Diluted	$(0.02)	$0.25	$0.23	$(0.32)	$0.51	$0.19

Adjusted EBITDA:
Loss from operations			$(752)			$(10,285)
Depreciation expense			3,345			3,341
Amortization of intangible assets			3,459			4,439
Stock-based compensation expense			2,425			4,464
Earn-outs and changes in fair value			(60)			1,667
Professional fees: acquisitions, divestitures, etc.			1,524			1,445
Inventory write-down			—			1,752
Severance and other restructuring			922			2,918

Adjusted EBITDA			$10,863			$9,741

Adjusted EBITDA %			9.8%			8.6%

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

Professional Fees: Acquisitions, Divestitures, Litigation, and Strategic Alternatives. We have excluded the effect of legal and other professional costs associated with our acquisitions, divestitures, litigation and strategic alternatives because the amounts are considered to be significant non-operating expenses.

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

Liquidity and Capital Resources

The following table includes key line items of our consolidated statements of cash flows:

	Nine Months Ended		Increase/
	October 31,		(Decrease)
	2013	2012	$ Amount
	(Amounts in thousands)
Total cash provided by (used in) operating activities	$5,394	$(2,676)	$8,070
Total cash provided by investing activities	1,084	12,257	(11,173)
Total cash provided by (used in) financing activities	1,037	(4,938)	5,975
Effect of exchange rate changes on cash	(129)	(170)	41

Net increase in cash and cash equivalents	$7,386	$4,473	$2,913

Historically, we have financed our operations and capital expenditures primarily with cash on-hand. Cash, cash equivalents, restricted cash, and marketable securities increased from $120.9 million at January 31, 2013 to $126.4 million at October 31, 2013. The increase in our cash and marketable securities of $5.5 million was primarily due to non-cash adjustments to net loss such as depreciation, amortization and stock-based compensation expenses of $10.0 million, the release of $4.0 million held in escrow related to the sale of our media services business and the proceeds from the sale of our equity investments of $1.1 million. These increases were partially offset by a use of cash from our net losses of $0.7 million, changes in operating assets and liabilities of $3.2 million, capital expenditures of $1.8 million and earn-out payments of $4.0 million.

We believe that existing funds combined with available borrowings under our demand note payable and cash provided by future operating activities are adequate to satisfy our working capital, potential acquisitions, capital expenditure requirements and other contractual obligations for the foreseeable future, including at least the next 12 months.

Operating Activities

Below are key line items affecting cash from operating activities:

	Nine Months Ended		Increase/
	October 31,		(Decrease)
	2013	2012	$ Amount
	(Amounts in thousands)
Net loss from continuing operations	$(879)	$(8,722)	$7,843
Adjustments to reconcile net loss to cash provided by (used in) operating activities from continuing operations	9,959	13,692	(3,733)

Net loss including adjustments	9,080	4,970	4,110
Decrease in accounts receivable	2,117	1,089	1,028
Decrease (increase) in prepaid expenses and other current assets	6,412	(2,484)	8,896
(Decrease) increase in accrued expenses	(1,514)	595	(2,109)
Decrease in customer deposits	(4,143)	(1,733)	(2,410)
Decrease in deferred revenues	(3,964)	(6,389)	2,425
All other - net	(1,850)	559	(2,409)

Net cash provided by (used in) operating activities from continuing operations	6,138	(3,393)	9,531
Net cash (used in) provided by operating activities from discontinued operations	(744)	717	(1,461)

	$5,394	$(2,676)	$8,070

We generated net cash from continuing operating activities of $6.1 million for the nine months ended October 31, 2013. This cash provided by operating activities was primarily the result of our net loss including adjustments, which provided cash of $9.1 million, a decrease in prepaid expenses and other current assets of $6.4 million, primarily due to tax refunds in fiscal 2014 and a decrease in accounts receivable of $2.1 million due to the timing of customer invoicing and payments. These amounts were partially offset by a $4.1 million decrease in customer deposits due to the fulfillment of customers’ orders in the second quarter of fiscal 2014, a $1.5 million decrease in accrued expenses, primarily related to severance payments and a $4.0 million decrease in deferred revenue resulting from revenue recognized from our annual post warranty contracts that were renewed in January 2013 with our customers. Other uses of cash from continuing operating activities of $1.9 million is primarily due to a reduction of accounts payable, due to the timing of payment to our vendors.

Investing Activities

Cash flows from investing activities are as follows:

	Nine Months Ended		Increase/
	October 31,		(Decrease)
	2013	2012	$ Amount
	(Amounts in thousands)
Purchases of property and equipment	$(1,834)	$(2,423)	$589
Purchases of marketable securities	(6,911)	(12,110)	5,199
Proceeds from sale and maturity of marketable securities	8,698	11,205	(2,507)
Additional proceeds from sale of equity investment	1,128	814	314
Acquisition of businesses and payment of contingent consideration, net of cash acquired	(4,018)	(7,866)	3,848
Change in restricted cash	(1)	(923)	922
Proceeds from sale of plant and equipment	22	—	22

Net cash used in investing activities from continuing operations	(2,916)	(11,303)	8,387
Net cash provided by investing activities from discontinued operations	4,000	23,560	(19,560)

	$1,084	$12,257	$(11,173)

We used $2.9 million of cash from investing activities from continuing operations primarily related to the purchase of capital assets of $1.8 million due to the purchase of computer and research and development equipment and $4.0 million of earn-out payments to the former shareholders of our business acquisitions. These cash outlays were offset by $1.1 million of proceeds from the sale of our equity investments during fiscal 2014 and $1.8 million of net proceeds related to the sale of marketable securities. Cash provided by investing activities from discontinued operations included the receipt of $4.0 million in fiscal 2014 that was previously held in escrow and that was related to the sale of our media services business in fiscal 2013.

Financing Activities

Cash flows from financing activities are as follows:

	Nine Months Ended		Increase/
	October 31,		(Decrease)
	2013	2012	$ Amount
	(Amounts in thousands)
Repurchases of our common stock	$—	$(6,078)	$6,078
Proceeds from issuance of common stock relating to stock option exercises	1,037	1,140	(103)

	$1,037	$(4,938)	$5,975

We generated $1.0 million in cash from our financing activities from continuing operations which is a result of the issuance of common stock for the exercise of employee stock options through October 31, 2013.

Effect of exchange rate changes decreased cash and cash equivalents by $0.1 million for the nine months ended October 31, 2013, due to the translation of European subsidiaries cash balances, which use the Euro as their functional currency, to U.S. dollars.

On November 25, 2013, effective November 28, 2013, we renewed our letter agreement with JP Morgan for a demand discretionary line of credit and a Demand Promissory Note in the aggregate amount of $20.0 million (the “Line of Credit”). Borrowings under the Line of Credit will be used to finance working capital needs and for general corporate purposes. The Line of Credit expires on November 27, 2014. We currently do not have any borrowings nor do we have any financial covenants under this line.

We are occasionally required to post customer performance bonds, issued by a financial institution, to secure certain sales contracts. Customer performance bonds generally authorize the financial institution to make a payment to the beneficiary upon the satisfaction of a certain event or the failure to satisfy an obligation. The customer performance bonds are generally posted for one-year terms and are usually automatically renewed upon maturity until such time as we have satisfied the commitment secured by the customer performance bond. We are obligated to reimburse the issuer only if the beneficiary collects on the customer performance bonds. As of October 31, 2013, we had a customer performance bond outstanding totaling $0.9 million which was previously secured under the RBS Citizens line of credit. We are holding $0.9 million in restricted cash with RBS Citizens on our consolidated balance sheet as of October 31, 2013 to cover the outstanding customer performance bonds which will be released during the fourth quarter of fiscal 2014 upon satisfaction of the commitment secured by the performance bonds.

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

On September 4, 2013, our Board of Directors authorized the repurchase of up to $25.0 million of our common stock, par value $0.01 per share, through a share repurchase program. The repurchase program terminates January 31, 2015. Under the program, management is authorized to repurchase shares through Rule 10b5-1 plans, open market purchases, privately negotiated transactions, block purchases or otherwise in accordance with applicable federal securities laws, including Rule 10b-18 of the Securities Exchange Act of 1934. This share repurchase program does not obligate us to acquire any specific number of shares and may be suspended or discontinued at any time. All repurchases are expected to be funded from our current cash and investment balances. The timing and amount of shares to be repurchased will be based on market conditions and other factors, including price, corporate and regulatory requirements, and alternative investment opportunities. We did not purchase any shares of our common stock under this program as of October 31, 2013.

Effects of Inflation

Management believes that financial results have not been significantly impacted by inflation and price changes in materials we use in manufacturing our products.

Contractual Obligations

Other than a decrease during the first nine months of fiscal 2014 in our prospective obligations to make earnout payments, there have been no significant changes to our contractual obligations outside the ordinary course of business since January 31, 2013. Refer to our Form 10-K for the fiscal year ended January 31, 2013 for additional information regarding our contractual obligations.

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

Besides the annual impairment test of our indefinite-lived assets, there have been no significant changes in our critical accounting policies during the nine months ended October 31, 2013, as compared to those disclosed in our fiscal 2013 Form 10-K.

Goodwill and Other Indefinite-lived Intangible Assets

In connection with acquisitions of operating entities, we recognize the excess of the purchase price over the fair value of the net assets acquired as goodwill. Goodwill, and trade names that we hold related to our acquisition of VividLogic, Inc. in fiscal 2011 (“indefinite-lived intangible assets”) are not amortized, but are evaluated for impairment annually in our third quarter beginning August 1st. Indefinite-lived intangible assets may be tested for impairment on an interim basis, in addition to the annual evaluation, if an event occurs or circumstances change which would more likely than not reduce the fair value of the Company below its carrying amount.

The process of evaluating indefinite-lived intangible assets for impairment requires several judgments and assumptions to be made to determine the fair value of the Company, including the method used to determine fair value, discount rates, expected levels of cash flows, revenues and earnings, and the selection of comparable companies used to develop market-based assumptions. We may employ three generally accepted approaches for valuing businesses: the market approach, the income approach, and the asset-based (cost) approach to arrive at the fair value. We chose to use the market approach and the income approach in our testing for fiscal 2014. In calculating the fair value, we derived the standalone projected five year cash flows for the Company. This process started with the projected cash flows which were discounted. The choice of which approach and methods to use in a particular situation depends on the facts and circumstances.

We determined that based on “Step 1” of our annual impairment test, the fair value of the Company’s indefinite-lived intangible assets balance exceeded their carrying value. In aggregate, there was excess fair value over the carrying value of the net assets ranging from $176.0 to $207.3 million. The ranges of fair value over and above the carrying value calculated by the Company as of August 1, 2013 ranged from 235.2% to 277.1%.

Key data points included in the calculation of market capitalization of $388.4 million were as follows:

•	Shares outstanding as of August 1, 2013 were 32,583,741; and

•	$11.92 closing price as of August 1, 2013.

Accordingly, since no impairment indicator existed as of August 1, 2013, our annual impairment test date, and the implied fair value of our indefinite-lived intangible assets exceeded the carrying value, we determined that these indefinite-lived intangible assets were appropriately stated as of August 1, 2013.

To validate our conclusions and determine the reasonableness of our annual impairment test, we performed the following:

•	Reconciled our estimated enterprise value to market capitalization comparing the calculated fair value to our market capitalization as of August 1, 2013, our annual impairment test date. Our implied fair value increased between $121.5 million and $116.9 million when comparing August 1, 2013 and August 1, 2012;

•	Prepared a fair value calculation using two market approach methodologies (the guideline public companies method and the guideline transaction method) and one income approach methodology (discounted cash flow method);

•	Reviewed our historical operating performance for the current fiscal year;

•	Performed a sensitivity analysis on key assumptions such as weighted-average cost of capital and terminal growth rates; and

•	Reviewed market participant assumptions.

We used two generally accepted approaches to determine the value the Company: the market approach and the income approach. The market approach provides value indications through a comparison with guideline public companies or guideline transactions. The valuation multiple is an expression of what investors believe to be a reasonable valuation relative to a measure of financial information such as revenues, earnings or cash flows. The income approach provides value indications through an analysis of its projected earnings, discounted to present value. We employed a weighted-average cost of capital rate. The estimated weighted-average cost of capital was based on the risk-free interest rate and other factors such as equity risk premiums and the ratio of total debt to equity capital. In performing the annual impairment tests, we took steps to ensure appropriate and reasonable cash flow projections and assumptions were used. The discount rate used to estimate future cash flows was 14.6%.

Our projections for the next five years included increased revenue and operating expenses, in line with the expected revenue growth over the next five years based on current market and economic conditions and our historical knowledge. Historical growth rates served as only one input to the projected future growth used in the indefinite-lived intangible assets impairment analysis. These historical growth rates were adjusted based on other inputs regarding anticipated customer contracts. The forecasts have incorporated any changes to the revenue and operating expense resulting from the second quarter of fiscal 2014. We estimated the operating expenses based on a rate consistent with the current experience and estimated revenue growth over the next five years. A failure to execute as forecasted over the next five years could have an adverse effect on our annual impairment test. Future adverse changes in market conditions or poor operating results of the Company could result in losses, thereby possibly requiring an impairment charge in the future.

The table below shows the amount of indefinite-lived intangible assets relating to continued operations as of October 31, 2013:

			Total
			Indefinite-Lived
	Goodwill	Tradenames	Assets
	(Amounts in thousands)
Balance at January 31, 2013	$45,103	$200	$45,303
Cumulative translation adjustment	340	—	340

Balance at October 31, 2013	$45,443	$200	$45,643

We also monitor economic, legal and other factors as a whole between annual impairment tests to ensure that there are no indicators that make it more likely than not that there has been a decline in our fair value below our carrying value. Specifically, we monitor industry trends, our market capitalization, recent and forecasted financial performance and the timing and nature of any restructuring activities. We do not believe that there are any indicators of impairment as of October 31, 2013. If these estimates or the related assumptions change, we may be required to record non-cash impairment charges for these assets in the future.

Recent Accounting Standard Updates

We consider the applicability and impact of all ASUs. ASUs not listed below were assessed and determined to be either not applicable or are expected to have minimal impact on our consolidated financial position or results of operations.

Impact of Recently Adopted Accounting Guidance

Indefinite-Lived Intangible Assets

In July 2012, the FASB issued ASU 2012-02, “Intangibles – Goodwill and Other: Testing Indefinite-Lived Intangible Assets for Impairment,” which amends previous guidance on the annual and interim testing of indefinite-lived intangible assets for impairment. The guidance became effective at the beginning of our 2014 fiscal year, although early adoption was permitted. The update provides entities with the option of first assessing qualitative factors to determine whether it is more than likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount. If it is determined, on the basis of qualitative factors, that the fair value of the indefinite-lived intangible asset is more likely than not less than the carrying amount, a quantitative impairment test would still be required. Currently, the only indefinite-lived intangible assets that we hold are goodwill and trade names. We perform annual impairment tests on these indefinite-lived assets during our third quarter and as of August 1st of each fiscal year. The adoption of this update did not have a significant impact on the annual testing of our indefinite-lived assets during the third quarter of fiscal 2014 and therefore no impact to the consolidated financial statements.

Income Taxes

In July 2013, the FASB issued ASU 2013-11, “Income Taxes (Topic 740) – Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists,” which provides guidance on financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss or a tax credit carryforward exists. This update requires us to present an unrecognized tax benefit, or a portion of an unrecognized tax benefit, in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss or a tax credit carryforward. The new guidance will be effective prospectively for us beginning February 1, 2014. Early adoption is permitted. The adoption of ASU 2013-11 will not have an impact on our consolidated financial statements, as we currently apply the methodology prescribed by ASU 2013-11.

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

Substantially all of our international product sales are payable in U.S. Dollars. In the case of our operations in the Netherlands, product sales are generally payable in local currencies, providing a natural hedge for receipts and local payments. In light of the high proportion of our international businesses, we expect the risk of any adverse movements in foreign currency exchange rates could have an impact on our translated results within the consolidated statements of operations and comprehensive income (loss) and the consolidated balance sheets. For the first nine months of fiscal 2014, we generated a foreign currency translation gain of $0.5 million, which increased the equity section of our consolidated balance sheet over the prior year.

All foreign currency gains and losses are included in other expenses, net, in the accompanying consolidated statements of operations and comprehensive income (loss). For the three and nine months ended October 31, 2013, we recorded $0.1 million and $0.7 million, respectively, in losses due to the change in exchange rates between the U.S. Dollar and foreign currencies.

Interest Rate Risk

Exposure to market risk for changes in interest rates relates primarily to our investment portfolio of marketable debt securities of various issuers, types and maturities and to our borrowings under our bank line of credit facility. We do not use interest rate related derivative instruments in our investment portfolio, and our investment portfolio only includes highly liquid instruments. Our cash and marketable securities include cash equivalents, which we consider to be investments purchased with original maturities of three months or less. There is risk that losses could be incurred if we were to sell any of our securities prior to stated maturity. Given the short maturities and investment grade quality of the portfolio holdings at October 31, 2013, a sharp change in interest rates should not have a material adverse impact on the fair value of our investment portfolio. Additionally, our long term marketable investments, which are carried at market value, have fixed interest rates, and therefore are subject to changes in fair value.

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

(b) Changes in internal control over financial reporting. As a result of the evaluation completed by us, and in which Messrs. Rau and Dias participated, we have concluded that there were no changes during the fiscal quarter ended October 31, 2013 in our internal control over financial reporting, which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

In July 2009, ARRIS filed a contempt motion in the U.S. District Court for the District of Delaware (“the Court”) against SeaChange International relating to U.S. Patent No 5,805,804 (the “ ‘804 patent”), a patent in which ARRIS has an ownership interest. On August 3, 2009, SeaChange filed a complaint seeking a declaratory judgment from the Court that its products do not infringe the ‘804 patent and asserting certain equitable defenses. In June 2010, the Court entered an Order staying the declaratory judgment action pending resolution of the contempt proceeding. On October 9, 2012, the Court denied the ARRIS motion of contempt, concluding that the record did not contain clear and convincing evidence to support a contempt finding that SeaChange’s modified ITV system infringes the ARRIS patent. On October 10, 2013, the Court of Appeals for the Federal circuit affirmed the U.S. District Court’s decision.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

Stock Repurchase Program

On September 4, 2013, our Board of Directors authorized the repurchase of up to $25.0 million of our common stock, par value $0.01 per share, through a share repurchase program. The repurchase program terminates January 31, 2015. Under the program, management is authorized to repurchase shares through Rule 10b5-1 plans, open market purchases, privately negotiated transactions, block purchases or otherwise in accordance with applicable federal securities laws, including Rule 10b-18 of the Securities Exchange Act of 1934. This share repurchase program does not obligate us to acquire any specific number of shares and may be suspended or discontinued at any time. All repurchases are expected to be funded from our current cash and investment balances. The timing and amount of shares to be repurchased will be based on market conditions and other factors, including price, corporate and regulatory requirements, and alternative investment opportunities. Any shares repurchased by us under the share repurchase program will reduce the number of shares outstanding. As of October 31, 2013, we have not purchased any shares of our common stock under this program.

ITEM 6. Exhibits

(a)	Exhibits

See the Exhibit Index following the signature page to this Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, SeaChange International, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: December 6, 2013

SEACHANGE INTERNATIONAL, INC.

by:	/s/ ANTHONY C. DIAS
Anthony C. Dias
Chief Financial Officer, Senior Vice President, Finance and Administration and Treasurer

Index to Exhibits

No.	Description
31.1	Certification Pursuant to Rule 13a-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification Pursuant to Rule 13a-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase