Form 10-K
period 2014-01-31
SEACHANGE INTERNATIONAL INC
filed 2014-04-04
CIK 1019671

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of July 31, 2013, the aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing price for the registrant’s Common Stock on the NASDAQ Global Select Market on such date was $371,543,301. The number of shares of the registrant’s Common Stock outstanding as of the close of business on March 31, 2014 was 32,889,024.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the definitive Proxy Statement (which is expected to be filed within 120 days after the Company’s fiscal year end) relating to the registrant’s Annual Meeting of Stockholders to be held on or about July 16, 2014 to be filed pursuant to Regulation 14A are incorporated by reference into Part III of this Annual Report on Form 10-K.

CAUTIONARY STATEMENT FOR PURPOSES OF THE “SAFE HARBOR” PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

The statements contained in this Annual Report on Form 10-K (“Form 10-K”) of SeaChange International, Inc. (“SeaChange,” the “Company,” “us,” or “we”), including, but not limited to the statements contained in Item 1., “Business,” and Item 7., “Management’s Discussion and Analysis of the Financial Condition and Results of Operations,” along with statements contained in other reports that we have filed with the Securities and Exchange Commission (the “SEC”), external documents and oral presentations, which are not historical facts, are considered to be “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Act of 1934, as amended. These statements which may be expressed in a variety of ways, including the use of forward looking terminology such as “believe,” “expect,” “seek,” “intend,” “may,” “will,” “should,” “could,” “potential,” “continue,” “estimate,” “plan,” or “anticipate,” or the negatives thereof, other variations thereon or compatible terminology, relate to, among other things, our transition to being a company that primarily provides software solutions, the effect of certain legal claims against us, projected changes in our revenues, earnings and expenses, exchange rate sensitivity, interest rate sensitivity, liquidity, product introductions, industry changes, general market conditions and our continued limited number of customers. We do not undertake any obligation to publicly update any forward-looking statements.

These forward-looking statements, and any forward looking statements contained in other public disclosures of the Company which make reference to the cautionary factors contained in this Form 10-K, are based on assumptions that involve risks and uncertainties and are subject to change based on the considerations described below. We discuss many of these risks and uncertainties in greater detail in Item 1A., “Risk Factors,” of this Form 10-K. These and other risks and uncertainties may cause our actual results, performance or achievements to differ materially from anticipated future results, performance or achievements expressed or implied by such forward-looking statements.

The following discussion should be read in conjunction with Part II, Item 7., “Management Discussion and Analysis of Financial Condition and Results of Operations,” and our financial statements and footnotes contained in this Form 10-K.

PART I

Item 1.	BUSINESS

General

SeaChange International, Inc., a Delaware corporation founded on July 9, 1993, is an industry leader in the delivery of multi-screen television. Our products and services facilitate the aggregation, licensing, management and distribution of video (primarily movies and television programming) and television advertisements. We sell our software products and services worldwide primarily to television service providers including: cable television system operators, such as Liberty Global, plc. (“LGI”), Comcast Corporation (“Comcast”), Cox Communications, Inc. (“Cox”), Rogers Communications, Inc. and Cablevision Systems among others; and telecommunications companies, such as Verizon Communications, Inc., AT&T, Inc. and Eircom among others.

Our products and services are designed to enable our customers to reduce capital and operating expenses, reduce subscriber turnover, and increase average revenue per subscriber by establishing new, revenue-generating subscription television services and advertising. Using our products and services, we believe our customers can increase their revenues by offering services such as video-on-demand (“VOD”) television programming on a variety of customer devices, including mobile telephones (“smart phones”), personal computers (“PCs”), tablets and over-the-top (“OTT”) streaming players. Our systems enable television service providers to offer other interactive television services that allow subscribers to receive personalized services and interact with their video devices, thereby enhancing their viewing experience. Our products also allow our customers to insert advertising into broadcast and VOD content.

SeaChange serves an exciting global marketplace where multi-screen viewing is increasing, consumer device options are evolving rapidly, and viewer habits are shifting. The primary thrust of our business has been to enable the delivery of video assets in the evolving multi-screen television environment. Through acquisitions and partnerships we have expanded our capabilities, products and services to address the delivery of content to devices other than television set-top boxes, namely PCs, tablets, smart phones and OTT streaming players. We believe that our strategy of expanding into adjacent product lines will position us to further support and maintain our existing service provider customer base. Providing our customers with more technologically advanced software platforms enables them to further reduce their infrastructure costs and improve reliability. Additionally, we are positioned to capitalize on new customers entering the multi-screen marketplace and increasingly serve adjacent markets, such as telecommunication, mobile and OTT. Our core technologies provide a foundation for products and services that can be deployed in next generation video delivery systems capable of increased levels of subscriber interactivity. We have received several awards for technological excellence, including three Emmy Awards for our pivotal roles in the growth of volume service provider businesses including VOD and multi-channel television advertising. Our achievements on behalf of certain customers have also received significant market recognition including, during fiscal year 2014, winning the Liberty Global Vendor Award for Best Product & Service Quality and the Cable Europe Innovation Award for cable operator Voo’s multi-screen service launch.

During fiscal 2014, we continued our transition into a leading provider of software and services by investing in our next generation products, while significantly improving and streamlining our operations. This transition began in fiscal 2013, when we shed non-core company assets, namely our prior media services and broadcast storage and streaming businesses, and focused on higher margin, recurring revenue generating software products, including our next generation multi-screen television platform, advertising platform and video gateway software. Accordingly, our prior media services and broadcast servers and storage business units are reflected in our financial statements as discontinued operations. For more information on these divestitures see Note 3., “Discontinued Operations,” to the consolidated financial statements in Part II, Item 8., “Financial Statements and Supplementary Data,” of this Form 10-K.

Products and Services

Our business is comprised of three product areas: multi-screen television, television advertising and video gateway software. Our revenue sources consist of product revenue from these areas, as well as related services.

Multi-Screen Television

SeaChange Adrenalin Multi-Screen Television Platform

Adrenalin is a comprehensive software platform that enables service providers to manage, monetize and deliver a seamless viewing experience to subscribers across televisions, PCs, tablets, smart phones and other IP-enabled devices. Adrenalin is modular—allowing our customers to gradually adopt new functionality and features to expand multi-screen television distribution capabilities. Adrenalin automates and streamlines functionality in four crucial areas:

•	Ingest of video content including custom workflow, transcoding, encryption and distribution;

•	Content management including data analysis and management of metadata;

•	Business management such as advertising placement, contract rights and subscriber entitlements, cloud-based monitoring and management and recommendation of social media applications; and

•	Publishing and purchasing, which allow content to be formatted for viewing on any device.

SeaChange Nitro Subscriber Experience Software

Deployed in conjunction with Adrenalin, our Nitro subscriber experience software gives service providers a customizable interface that personalizes the multi-platform subscriber experience and provides consistent presentation and navigation of linear, on-demand, OTT and time-shifted television. Nitro optimizes subscriber engagement and content promotions to ensure that the value of all content is fully realized on any consumer device.

SeaChange AssetFlow

In today’s television enterprise, a show, movie or advertisement and its associated metadata, such as poster, description and pricing, are reproduced with numerous variants to serve the unique requirements of multiple network types, consumer devices and geographies. At the point of content ingest, our AssetFlow software is used to receive, manage and publish content for on-demand viewing on televisions, tablets, PCs and other consumer devices. AssetFlow simplifies the increasingly complex tasks of movie and television program asset tracking, metadata management, and overall content workflow.

Television Advertising

SeaChange Infusion Advanced Advertising Platform

As more television content is served to multiple consumer devices, the ability to generate additional revenue by inserting targeted advertising on these devices becomes crucial to service providers seeking to offset content rights costs and reduce subscriber fees for viewing the content. Infusion enables service providers to maximize advertising revenue across multi-screen, linear, on-demand and OTT viewing and reach their audiences while viewers watch television on multiple devices. The platform incorporates demographic intelligence to target viewers by geography and personal preference, then engages with the viewers through pre-rolls, mid-rolls, banners, overlays and click-action interactivity. Infusion scales to support service providers’ migration to consolidated regional and national advertising systems that are managed from increasingly web-centric and virtualized datacenters.

SeaChange AdPulse On-Demand Advertising Software

Service providers leverage AdPulse to capitalize on their VOD television services with ad placements that are dynamically targeted according to the content viewers select, as well as by geographic, demographic and viewing characteristics. Because the advertisements are tracked separately from the content, the data provided includes detailed advertisement viewing and trick-mode (fast-forward, rewind, and pause) usage leading to easier analysis of reach and effectiveness.

SeaChange AdFlow

AdFlow simplifies the ingest and preparation of content required to cost-effectively deliver multi-channel or multi-screen advertising. It enables the range of advertisements to be ready for insertion, regardless of encoding formats, screen size, and the many other factors affecting today’s linear, on-demand and multi-screen television operations. It also handles advertisement file processing, verification, transcoding operations and confirms playout for revenue booking.

Video Gateway Software

We are producing Nucleus, a video gateway software that ports to any set-top box, -or other customer premises equipment hardware and system on a chip (“SoC”) and acts as a hub for all video distribution to IP- connected devices throughout the home, such as tablets, smart phones and game consoles.

SeaChange capitalized on open software and networking technologies to create Nucleus video gateway software, a fully customizable foundation for rich multi-screen services running on the chipset and hardware that service providers choose. Nucleus extends providers’ video services to video consumer devices through its support for DLNA networking protocols, and enables them to enhance their overall offering by providing the framework for the introduction of new applications. Further, Nucleus leverages the industry Reference Design Kit, a technology standard that enables the video service provider community to take advantage of open technologies to more rapidly introduce and support service innovations.

Services

SeaChange offers comprehensive professional services and customer support for all of its products. We have developed extensive capabilities in systems integration, implementation and custom engineering. Our focus and expertise in service-provider video, means that we often take on the role of primary integrator for increasingly complex multi-vendor deployments. We also offer managed services with advantages, including remote monitoring and proactive system maintenance, to help our customers quickly and confidently establish new on-demand and multi-screen services.

Strategy

We continue to implement our growth strategy and deliver exceptional customer service, positioning SeaChange as an industry leader in enabling transformative multi-screen video experiences by focusing on:

•	Upgrading our installed customer base to our next generation software products;

•	Developing new, related businesses and adjacent products;

•	Growth in geographic regions in which we do not currently have a large presence, such as Asia, Middle East and Africa;

•	Expanding to new and adjacent markets, such as telecommunication, mobile and OTT;

•	Reducing our overall cost structure and further streamlining our operations; and

•	Acquiring or investing in businesses that will enhance our product offerings and be accretive to our business.

Research and Product Development

Our research and development costs were $39.7 million in fiscal 2014, $38.7 million in fiscal 2013 and $39.2 million in fiscal 2012. We believe that our success will depend on our ability to develop and introduce timely new integrated solutions and enhancements to our existing products that meet changing customer requirements in our current and future customer base as well as new markets. We have made substantial investments in developing our next generation products. Our current research and development activities are focused on developing multi-screen television platforms, video gateway software and advertising solutions in the multi-screen video market, and integrating the solutions we currently offer. Our direct sales and marketing groups closely monitor changes in customer needs, changes in the marketplace and emerging industry standards to help us focus our research and development efforts to address our customers’ needs, such as increasing average revenue per subscriber, lowering operating and capital costs and reducing customer churn. Our research and development efforts are performed at our Acton, Massachusetts headquarters as well as our sites in Milpitas, California; Portland, Oregon; Fort Washington, Pennsylvania; Bangalore, India; Manila, Philippines; and Eindhoven, Netherlands.

During fiscal 2014 and 2013, we continued the focus of our research and development efforts on the next generation software platforms, which are vital to our customers’ success. We achieved this by further increasing our investment in our software products for multi-screen video, advertising and video gateway software platforms, while reducing our investment in certain legacy product lines and divesting non-core business units and assets.

As of January 31, 2014, we had a research and development staff of 320 employees, representing 44% of our total employee workforce. As of January 31, 2013 and 2012, we had a research and development staff of 334 and 427 which represented 46% and 37% of our total workforce, respectively. Our research and development staff was reduced by 99 employees when we divested our broadcast servers and storage and media services businesses in May 2012.

Selling and Marketing

We sell and market our products worldwide through a direct sales organization, independent agents and distributors. Direct and indirect sales activities are primarily conducted from our Acton, Massachusetts headquarters and our European facility in Eindhoven, the Netherlands, as well as through sales representatives deployed in different regions of the globe. We also market certain of our products to systems integrators and value-added resellers. Our sales cycle tends to be long, in some instances twelve to twenty-four months, and purchase orders are typically in excess of one million dollars. As a result, it is sometimes difficult to predict what quarter or fiscal year our sales will occur. In addition, many of our digital video products are complicated, making the timing of revenue recognition from sales less certain.

In light of the complexity of our video software products, we primarily utilize a direct sales process. Working closely with customers to understand and define their needs enables us to obtain better information regarding market requirements, enhance our expertise in our customers’ industries, and more effectively and precisely convey to customers how our solutions address the customer’s specific needs. In addition to the direct sales process, customer references and visits by potential customers to sites where our products are in place are often critical in the sales process.

We use several marketing programs to focus on our targeted markets to support the sale and distribution of our products. We attend and exhibit our products at a limited number of prominent industry trade shows and conferences and we present our technology at seminars and smaller conferences to promote the awareness of our products. We also publish articles in trade and technical journals.

As of January 31, 2014, we had a marketing and sales staff of 56 employees, representing 8% of our total employee workforce. As of January 31, 2013 and 2012, we had a marketing and sales staff of 48 and 77 people, respectively, representing 7% of our total workforce for both of these fiscal years. Our marketing and sales staff was reduced by 15 employees when we divested our broadcast servers and storage and media services businesses in May 2012.

Manufacturing and Quality Control

Our manufacturing operation consists primarily of component and subassembly procurement, systems integration and final assembly, testing and quality control of the complete systems. In May of 2009, we achieved TL 9000 certification across multiple locations. The QuEST Forum, a consortium of telecommunications suppliers and service providers, developed the TL 9000 standard using the framework of the ISO 9000 international standard as a basis to pursue a goal of global telecommunications quality and industry-wide performance excellence. We continue to maintain this certification for quality management systems.

As of January 31, 2014, 2013, and 2012, we had a manufacturing staff of approximately 12, 14, and 27 people respectively, which represented approximately 2% of our total workforce for each fiscal year.

Our Customers

We currently sell our products primarily to video service providers, including cable system operators and telecommunications companies. Our customer base is highly concentrated among a limited number of large customers, primarily due to the fact that the cable and telecommunications industries in the United States are dominated by a limited number of large companies. A significant portion of our revenues in any given fiscal period have been derived from substantial orders placed by these large organizations. For the fiscal year ended January 31, 2014, LGI, Comcast and Cox each accounted for more than 10% of our total revenues.

We expect that we will continue to be dependent upon a limited number of customers for a significant portion of our revenues in the near future, even as we intend to penetrate new markets and customers. As a result of this customer concentration, our business, financial condition and results of operations could be materially adversely affected by the failure of anticipated orders to materialize and by deferrals or cancellations of orders as a result of changes in customer requirements or new product announcements or introductions. In addition, the concentration of customers may cause variations in revenue, expenses and operating results on a quarterly basis due to seasonality of orders, the timing and relative size of orders received and shipped during a fiscal quarter, or the timing and size of orders for which revenue recognition criteria have been satisfied during a fiscal quarter.

We do not believe that our backlog at any particular time is meaningful as an indicator of our future level of revenue for any particular period. Because of the nature of our products and our use of standard components, a significant portion of the backlog at the end of a quarter can be manufactured and shipped to the customer before the end of the following quarter. However, because of the requirements of particular customers, these orders may require final acceptance, and the related revenues may not be recognized in the ensuing quarter. Therefore, there is no direct correlation between the backlog at the end of any quarter and our total revenue for the following quarter or other periods.

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

In the market for multi-screen video, we compete with various larger companies offering video software back office platforms and applications such as Cisco Systems, Inc., Arris Group Inc. (“ARRIS”), and Ericsson Inc. In our video gateway software market, we compete with system integrators and gateway software and applications vendors who offer proprietary software and hardware solutions. In the advertisement platform market, we generally compete with ARRIS and BlackArrow. We expect the competition in each of the markets in which we operate to intensify in the future as existing and new competitors with significant market presence and financial resources, including computer hardware and software companies and television equipment manufacturers enter these rapidly evolving markets.

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

Proprietary Rights

Our success and our ability to compete are dependent, in part, upon our proprietary rights. We have been granted 30 patents worldwide (including 28 U.S. patents), have several patents pending and have filed foreign patent applications related thereto for various technologies developed and used in our products. In addition, we rely on a combination of contractual rights, trademark laws, trade secrets and copyright laws to establish and protect our proprietary rights in our products. It is possible that in the future not all of these patent applications will be issued or that, if issued, the validity of these patents would not be upheld. It is also possible that the steps taken by us to protect our intellectual property will be inadequate to prevent misappropriation of our technology or that our competitors will independently develop technologies that are substantially equivalent or superior to our technology. In addition, the laws of some foreign countries in which our products are or may be distributed do not protect our proprietary rights to the same extent as do the laws of the United States. We have been involved in significant intellectual property litigation, and we may be a party to litigation in the future to enforce our intellectual property rights or as a result of an allegation that we infringe others’ intellectual property.

Employees

The table below represents the number of employees that we employ in different geographic areas across the world for the periods shown. Employees included in our divested businesses are not included in this table. We believe that our relations with our employees are good. None of our employees are represented by a collective bargaining agreement.

	January 31,
Country	2014	2013	2012 (1)
United States	382	411	449
Philippines	150	143	193
Netherlands	111	97	87
Other international	80	71	69

Total employees by country	723	722	798

(1)	Fiscal 2012 in the above table does not include 355 employees that were included in the divestiture of our broadcast servers and storage and media services businesses.

Executive Officers

The following is a list of our executive officers, their ages as of March 31, 2014 and their positions held with us:

Name	Age	Title
Raghu Rau	64	Chief Executive Officer and Board member

Anthony C. Dias	47	Chief Financial Officer, Senior Vice President, Finance and Administration and Treasurer

David McEvoy	56	Senior Vice President and General Counsel and Secretary

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

Mr. Dias joined the Company on December 3, 2007 as Vice President of Finance and Corporate Controller. He became Chief Financial Officer in September 2013. Prior to that, Mr. Dias served since June 2012 as Chief Accounting Officer. Prior to joining SeaChange, Mr. Dias served as Corporate Controller at LeMaitre Vascular, Inc. from October 2006 to November 2007. Prior to that Mr. Dias held various senior finance positions with Candela Corporation, Globalware, Inc. and Aldiscon, Inc. (later acquired by Logica). Mr. Dias is also a Certified Public Accountant.

Mr. McEvoy joined the Company on July 1, 2012 as Vice President and General Counsel. He became Senior Vice President and General Counsel on February 1, 2013. Prior to joining SeaChange, Mr. McEvoy was the Senior Vice President and General Counsel of Peoplefluent Inc. Mr. McEvoy was the Senior Vice President and General Counsel of Art Technology Group, Inc. (“ATG”) from September 2005 to March 2010. ATG was acquired by Oracle on January 5, 2011. Prior to joining ATG, Mr. McEvoy was the Group General Counsel of Gores Technology Group, a private equity firm. Mr. McEvoy has held various General Counsel and other executive level legal positions with several companies including Aprisma Inc., Anker Systems Ltd., VeriFone Inc., Mattel Interactive, Broderbund and The Learning Company.

Geographic Information

Geographic information is included in Part II, Item 7 of this Form 10-K under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Results of Operations” and in Note 11., “Segment Information, Significant Customers and Geographic Information,” to the consolidated financial statements located in Part II, Item 8, of this Form 10-K.

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

Financial and other information about SeaChange, including our Code of Ethics and Business Conduct and charters for our Audit Committee, Compensation Committee and Corporate Governance and Nominating Committee, is available on the Investor Relations section of our website at www.schange.com. We make available free of charge on our website our Form 10-K, Quarterly Reports on Form 10-Q (“Form 10-Q”), Current Reports on Form 8-K (“Form 8-K”) and amendments to those reports as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. The information contained on our web site is not incorporated by reference into this document and should not be considered a part of this Form 10-K. Our web site address is included in this document as an inactive textual reference only.

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

A large portion of our anticipated revenue growth is expected to come from sales and services related to our multi-screen video products. However, the multi-screen video market continues to develop as a commercial market, both within and outside North America. The potential size of the multi-screen video market and the timing of its development are uncertain. The success of this market requires that video service providers continue to upgrade their cable networks to support digital two-way transmission service and successfully market multi-screen video and similar services to their cable television subscribers. Some cable system operators, particularly outside of North America, are still in the early stages of commercial deployment of multi-screen video service to major residential cable markets and, accordingly, to date our digital video systems have been commercially available only to a limited number of subscribers. Also, the telecommunications companies have also begun to adapt their networks to support digital two-way transmission and begun marketing multi-screen video services. If cable system operators and telecommunications companies fail to make the capital expenditures necessary to upgrade their networks or determine that broad deployment of multi-screen video services is not viable as a business proposition or if our digital video systems cannot support a substantial number of subscribers while maintaining a high level of performance, our revenues will not grow as we have planned.

If we are unable to successfully introduce new products or enhancements to existing products on a timely basis, our financial condition and operating results may be adversely affected by a decrease in sales of our products.

Because our business plan is based on technological development of new products and enhancements to our existing products, our future success is dependent on our successful introduction of these new products and enhancements on a timely basis. In the future we may experience difficulties that could delay or prevent the successful development, introduction and marketing of these and other new products and enhancements, or find that our new products and enhancements do not adequately meet the requirements of the marketplace or achieve market acceptance. Announcements of currently planned or other new product offerings may cause customers to defer purchasing our existing products. Moreover, despite testing by us and by current and potential customers, errors or failures may be found in our products, and, even if discovered, may not be successfully corrected in a timely manner. These errors or failures could cause delays in product introductions and shipments, or require design modifications that could adversely affect our competitive position. Currently, we are focused on our next generation software products, including SeaChange Adrenalin™, SeaChange Nucleus™, SeaChange Infusion™ Advanced Advertising Platform and SeaChange AdPulse™. Our inability to complete the development of these new products or enhancements on a timely basis or the failure of these new products or enhancements to achieve market acceptance could have a material adverse effect on our business, financial condition and results of operations in fiscal 2015 and in future periods.

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

We have taken and continue to take measures to address the variability in the market for our products and services, to increase average revenue per unit of our sales and to reduce our operating expenses, rationalize capital expenditure and minimize customer turnover. These measures include shifting more of our operations to lower cost regions by outsourcing and off-shoring, implementing cost reduction programs, reducing the number of our employees, and reducing and rationalizing planned capital expenditures and expense budgets. As previously announced, we sold our broadcast servers and storage and media services businesses in fiscal 2013 as we continue to focus on becoming a company that primarily provides software solutions. We cannot ensure that the measures we have taken will not impair our ability to effectively develop and market products and services, to remain competitive in the industries in which we compete, to operate effectively, to operate profitably during slowdowns or to effectively meet a rapid increase in customer demand. These measures may have long-term negative effects on our business by reducing our pool of technical talent, decreasing or slowing improvements in our products and services, making it more difficult to hire and retain talented individuals and to quickly respond to customers or competitors in an upward cycle.

Our business has been subject to uncertainties introduced by the evaluation of strategic options.

Evaluations of strategic options, such as the one we completed in fiscal 2012, result in the expenditure of substantial management time and resources, and may result in our customers reducing the level of orders they place with us, the departure from the Company of key employees, a third party expressing interest in acquiring the Company, and other factors that may have a negative effect on our business. Since fiscal 2012, there has been continued consolidation within the industry in which we compete, which may make it more likely that a third party expresses interest in acquiring us. These factors could create uncertainty in our operations and cause our revenues to decline, having a material adverse effect on our business, financial condition and results of operations and result in fluctuations of our stock price.

We may be unsuccessful in our efforts to become a company that primarily provides software solutions.

Our efforts to become a company that primarily provides software solutions may result in a reduction in both the range of products and services we offer and in the range of our current and potential future customers. Each of these factors may increase the level of execution risk in our strategy, in that there may be increased variability in our revenues. If we are unsuccessful in this transition, our business, financial condition and results of operation may be adversely affected, and the market price of our common stock may decrease.

Because our customer base is highly concentrated among a limited number of large customers, the loss of or reduced demand by, the return of product by one or more of these customers or the failure of revenue acceptance criteria to have been satisfied in a given fiscal quarter, could have a material adverse effect on our business, financial condition and results of operations.

Our customer base is highly concentrated among a limited number of large customers, and, therefore, a limited number of customers account for a significant percentage of our revenues in any fiscal period. We generally do not have written agreements that require customers to purchase fixed minimum quantities of our products. Our sales to specific customers tend to vary significantly from year to year and from quarter to quarter depending upon these customers’ budgets for capital expenditures and our new product introductions. We believe that a significant amount of our revenues will continue to be derived from a limited number of large customers in the future. The loss of, reduced demand for products or related services by, return of a product previously purchased by any of our major customers or the failure of revenue acceptance criteria to have been satisfied in a given fiscal quarter, could have a material adverse effect on our business, financial condition and results of operations. In addition, the industry has experienced consolidation among our customers which may cause delays or reductions in capital expenditure plans and/or increased competitive pricing pressures as the number of available customers decline and their relative purchasing power increases in relation to suppliers. Any of these factors could adversely affect our business.

Cancellation or deferral of purchases of our products or final customer acceptance, or the return of previously purchased products could cause a substantial variation in our operating results, resulting in a decrease in the market price of our common stock and making period-to-period comparisons of our operating results less meaningful.

We derive a substantial portion of our revenues from purchase orders that exceed one million dollars in value. Therefore, any significant cancellation or deferral of purchases of our products or receiving final customer acceptance could result in a substantial variation in our operating results in any particular quarter due to the resulting decrease in revenue and gross margin. In addition, to the extent significant sales occur earlier than expected, operating results for subsequent quarters may be adversely affected because our operating costs and expenses are based, in part, on our expectations of future revenues, and we may be unable to adjust spending in a timely manner to compensate for any revenue shortfall. Because of these factors, in some future quarter our operating results may be below guidance that we may issue or the expectations of public market analysts and investors, any of which may adversely affect the market price of our common stock. In addition, these factors may make period-to-period comparisons of our operating results less meaningful.

Due to the lengthy sales cycle involved in the sale of our products, our quarterly results may vary and should not be relied on as an indication of future performance.

Our next generation software products and services are relatively complex and their purchase generally involves a significant commitment of capital, with attendant delays frequently associated with large capital expenditures and implementation procedures within an organization. Moreover, the purchase of these products typically requires coordination and agreement among a potential customer’s corporate headquarters and its regional and local operations. For these and other reasons, the sales cycle associated with the purchase of our next generation software products and services is typically lengthy and subject to a number of significant risks, including customers’ budgetary constraints and internal acceptance reviews, over which we have little or no control. Based upon all of the foregoing, we believe that our quarterly revenues and operating results are likely to vary significantly in the future, that period-to-period comparisons of our results of operations are not necessarily meaningful and that these comparisons should not be relied upon as indications of future performance.

If there were a decline in demand or average selling prices for our products, our revenues and operating results would be materially affected.

We expect our next generation software product lines to account for a significant portion of our revenues. Accordingly, a decline in demand or average selling prices for these products and any greater than anticipated declines in sales of our legacy products, whether as a result of new product introductions by others, price competition, technological change, inability to enhance the products in a timely fashion, or otherwise, could have a material adverse effect on our business, financial condition and results of operations.

We must manage product transitions successfully in order to remain competitive.

The introduction of a new product or product line is a complex task, involving significant expenditures in research and development, training, promotion and sales channel development, and management of existing product inventories to reduce the cost associated with returns and slow moving inventory. However, we cannot assure that we will be able to execute product transitions in an efficient manner or that product transitions will be executed without harming our operating results. Failure to develop products with required features and performance levels or any delay in bringing a new product to market could significantly reduce our revenues and harm our competitive position.

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

We are subject to the Foreign Corrupt Practices Act (“FCPA”), and our failure to comply could result in penalties which could harm our reputation, business, and financial condition.

We are subject to the FCPA, which generally prohibits companies and their intermediaries from making improper payments to foreign officials for the purpose of obtaining or keeping business. The FCPA also requires companies to maintain adequate record-keeping and internal accounting practices to accurately reflect the transactions of the Company. Under the FCPA, U.S. companies may be held liable for actions taken by their strategic or local partners or representatives. The FCPA and similar laws in other countries can impose civil and criminal penalties for violations.

If we do not properly implement practices and controls with respect to compliance with the FCPA and similar laws, or if we fail to enforce those practices and controls properly, we may be subject to regulatory sanctions, including administrative costs related to governmental and internal investigations, civil and criminal penalties, injunctions and restrictions on our business activities, all of which could harm our reputation, business and financial condition.

New regulations related to conflict minerals could adversely impact our business.

The Dodd-Frank Wall Street Reform and Consumer Protection Act contains provisions to improve transparency and accountability concerning the supply of certain minerals, known as conflict minerals, originating from the

Democratic Republic of Congo (“DRC”) and adjoining countries. As a result, in August 2012 the SEC adopted annual disclosure and reporting requirements for those companies who use conflict minerals mined from the DRC and adjoining countries in their products. These new requirements required due diligence efforts in fiscal 2014, with initial disclosure requirements beginning in May of fiscal 2015. There will be costs associated with complying with these disclosure requirements, including for due diligence to determine the sources of conflict minerals used in our products and other potential changes to products, processes or sources of supply as a consequence of such verification activities. The implementation of these rules could adversely affect the sourcing, supply and pricing of materials used in our products. As there may be only a limited number of suppliers offering “conflict free” conflict minerals, we cannot be sure that we will be able to obtain necessary conflict minerals from such suppliers in sufficient quantities or at competitive prices. Also, we may face adverse affects to our reputation if we determine that certain of our products contain minerals not determined to be conflict free or if we are unable to sufficiently verify the origins for all conflict minerals used in our products through the procedures we may implement.

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

We currently compete against large companies offering video software solutions. In the digital advertisement insertion market, we compete against suppliers of both analog tape-based and digital systems. In addition, a number of well-funded companies have been developing and implementing broadband internet VOD services. To the extent the products developed are competitive with and not complementary to our products, they may be more cost effective than our VOD solutions, which could result in cable system operators and telecommunications companies discontinuing their purchases of our on-demand products. Due to the rapidly evolving markets in which we compete, additional competitors with significant market presence and financial resources, including software companies and television equipment manufacturers, may enter those markets, thereby further intensifying competition. Increased competition could result in price reductions, cancellations of purchase orders, losses of business with current customers to competitors, and loss of market share which would adversely affect our business, financial condition and results of operations. Many of our current and potential competitors have greater financial, selling and marketing, technical and other resources than we do. Moreover, our competitors may also foresee the course of market developments more accurately than we. Although we believe that we have certain technological and other advantages over our competitors, realizing and maintaining these advantages will require a continued high level of investment by us in research and product development, marketing and customer service and support. In the future we may not have sufficient resources to continue to make these investments or to make the technological advances necessary to compete successfully with our existing competitors or with new competitors. If we are unable to compete effectively, our business, prospects, financial condition and operating results would be materially adversely affected because of the difference in our operating results from the assumptions on which our business model is based.

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

Historically, we have acquired technology or businesses to supplement and expand our product offerings. In the future, we could acquire additional products, technologies or businesses, or enter into joint venture arrangements, for the purpose of complementing or expanding our business. Negotiation of potential acquisitions, divestitures or joint ventures and our integration or transfer of acquired or divested products, technologies or businesses, could divert management’s time and resources.

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

Additionally, in connection with any acquisitions or investments we could:

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

If our indefinite-lived or other intangible assets become impaired, we may be required to record a significant charge to earnings.

Under accounting principles generally accepted in the United States (“U.S. GAAP”), we review our intangible assets, including goodwill, for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Indefinite-lived assets are required to be tested for impairment at least annually. Factors that may be considered a change in circumstances indicating that the carrying value of our indefinite-lived assets or other intangible assets may not be recoverable include declines in our stock price and market capitalization, or decreased future cash flows projections. Our valuation methodology for assessing impairment requires management to make judgments and assumptions based on projections of future operating performance. We operate in highly competitive environments and projections of future operating results and cash flows may vary significantly from actual results. We may be required to record a significant noncash charge to earnings in our financial statements during the period in which any impairment of our indefinite-lived assets or other intangible assets is determined.

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

The telecommunications and television industries are subject to extensive regulation which may limit the growth of our business, both in the United States and other countries. The growth of our business internationally is dependent in part on deregulation of the telecommunications industry abroad similar to that which has occurred in the United States and the timing and magnitude of which is uncertain. Video service providers are subject to extensive government regulation by the Federal Communications Commission and other federal, state and international regulatory agencies. These regulations could have the effect of limiting capital expenditures by video service providers and thus could have a material adverse effect on our business, financial condition and results of operations. The enactment by federal, state or international governments of new laws or regulations, changes in the interpretation of existing regulations or a reversal of the trend toward deregulation in these industries could adversely affect our customers, and thereby materially adversely affect our business, financial condition and results of operations.

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

We face significant risks to our business when we engage in the outsourcing of engineering work, including outsourcing of software work overseas, which, if not properly managed, could result in the loss of valuable intellectual property and increased costs due to inefficient and poor work product, which could harm our business, including our financial results, reputation, and brand.

We may, from time-to-time, outsource engineering work related to the design and development of our products, typically to save money and gain access to additional engineering resources. We have worked, and expect to work in the future, with companies located in jurisdictions outside of the United States, including, but not limited to India, Poland and the Philippines. We have limited experience in the outsourcing of engineering and other work to third-parties located internationally that operate under different laws and regulations than those in the United States. If we are unable to properly manage and oversee the outsourcing of this engineering and other work related to our products, we could suffer the loss of valuable intellectual property, or the loss of the ability to claim such intellectual property, including patents and trade names. Additionally, instead of saving money, we could in fact incur significant additional costs as a result of inefficient engineering services and poor work product. As a result, our business would be harmed, including our financial results, reputation, and brand.

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

If our security measures are breached and unauthorized access is obtained to a customer’s data or our data on our systems, our service may be perceived as not being secure, customers may curtail or stop using our service and we may incur significant legal and financial exposure and liabilities.

Our service involves the transmission of customers’ proprietary information and security breaches could expose us to a risk of loss of this information or a network disruption, which may result in litigation and possible liability. These security measures may be breached as a result of third-party action, including intentional misconduct by computer hackers, employee error, malfeasance or otherwise and result in unauthorized publication of our confidential business or proprietary information, cause an interruption in our operations, result in the unauthorized release of customer or employee data, result in a violation of privacy or other laws, expose us to a risk of litigation or damage our reputation, which could harm our business and operating results. Additionally, third parties may attempt to fraudulently induce employees or customers into disclosing sensitive information such as user names, passwords or other information in order to gain access to our customers’ data or our data or IT systems. Because the techniques used to obtain unauthorized access, or to sabotage systems, change frequently and generally are not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. In addition, our customers may authorize third-party technology providers to access their customer data. Because we do not control our customers and third-party technology providers, or the processing of such data by third-party technology providers, we cannot ensure the integrity or security of such transmissions or processing. Malicious third-parties may also conduct attacks designed to temporarily deny customers access to our services. Any security breach could result in a loss of confidence in the security of our service, damage our reputation, negatively impact our future sales, disrupt our business and lead to legal liability. While we believe that we have taken appropriate security measures to minimize these risks to our data and information systems, there can be no assurance that our efforts will prevent breakdowns or breaches in our systems that could adversely affect our business.

Interruptions or delays in service from our third-party data center hosting facilities could impair the delivery of our service and harm our business.

We currently serve our customers from third-party data center hosting facilities located in the United States and the United Kingdom. Any damage to, or failure of, our systems generally could result in interruptions in our service. Interruptions in our service may reduce our revenue, cause us to issue credits or pay penalties, cause customers to terminate their subscriptions and adversely affect our attrition rates and our ability to attract new customers. Our business will also be harmed if our customers and potential customers believe our service is unreliable. We do not control the operation of any of these facilities, and they are vulnerable to damage or interruption from earthquakes, floods, fires, power loss, telecommunications failures and similar events. They may also be subject to break-ins, sabotage, intentional acts of vandalism and similar misconduct. Despite precautions taken at these facilities, the occurrence of a natural disaster or an act of terrorism, a decision to close the facilities without adequate notice or other unanticipated problems at these facilities could result in lengthy interruptions in our service. Even with the disaster recovery arrangements, our service could be interrupted.

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

We utilize non-GAAP reporting in our quarterly earnings press releases.

We publish non-GAAP financial measures in our quarterly earnings press releases along with a reconciliation of non-GAAP financial measures to those measures compiled in accordance with accounting principles generally accepted in the U.S. GAAP. The reconciling items have adjusted U.S. GAAP net income and U.S. GAAP earnings per share for certain non-cash, non-operating or non-recurring items and are described in detail in each such quarterly earnings press release. We believe that this presentation may be more meaningful to investors in analyzing the results of operations and income generation as this is how our business is managed. The market price of our stock may fluctuate based on future non-GAAP results if investors base their investment decisions upon such non-GAAP financial measures. If we decide to curtail use of non-GAAP financial measures in our quarterly earnings press releases, the market price of our stock could be affected if investors analyze our performance in a different manner.

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

Item 1B. UNRESOLVED STAFF COMMENTS

None.

Item 2. PROPERTIES

Location	Principal Use	Square Feet
Owned Facilities
Acton, Massachusetts	Corporate Headquarters, Engineering, Customer Services, Manufacturing, Marketing and Human Resources	120,000

Greenville, New Hampshire	Engineering	24,000

Leased Facilities
Eindhoven, The Netherlands	Engineering, Sales and Customer Services	20,553

Milpitas, California	Engineering	20,200

Manila, Philippines	Engineering and Customer Services	14,174

Fort Washington, Pennsylvania	Engineering	14,000

Portland, Oregon	Engineering	9,557

In addition, we lease offices in Ireland, India, Turkey and Reno, Nevada. We believe that existing facilities are adequate to meet our foreseeable requirements.

Item 3. LEGAL PROCEEDINGS

ARRIS Litigation

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

The following table sets forth the quarterly high and low closing sales prices per share reported on NASDAQ for our last two fiscal years ended January 31, 2014 and 2013.

	Fiscal Year 2014		Fiscal Year 2013
	High	Low	High	Low
Three Month Period Ended:
First Quarter	$12.08	$10.50	$8.39	$6.81
Second Quarter	12.58	10.51	8.69	7.07
Third Quarter	15.12	9.97	9.05	7.24
Fourth Quarter	14.86	11.11	11.15	8.60

On March 31, 2014, there were 87 holders of record.

We have never declared or paid any cash dividends on our common stock, since inception, and do not expect to pay cash dividends on our common stock in the foreseeable future. We currently intend to retain all of our future earnings for use in operations and to finance the expansion of our business.

Issuer Purchases of Equity Securities

Stock Repurchase Plans

On September 4, 2013, our Board of Directors authorized the repurchase of up to $25.0 million of our common stock, par value $0.01 per share, through a share repurchase program. The repurchase program terminates January 31, 2015. Under the program, we are authorized to repurchase shares through Rule 10b5-1 plans, open market purchases, privately negotiated transactions, block purchases or otherwise in accordance with applicable federal securities laws, including Rule 10b-18 of the Securities Exchange Act of 1934. We executed a Rule 10b5-1 plan commencing in January 2014. This share repurchase program does not obligate us to acquire any specific number of shares and may be suspended or discontinued at any time. All repurchases are expected to be funded from our current cash and investment balances. The timing and amount of shares to be repurchased will be based on market conditions and other factors, including price, corporate and regulatory requirements, and alternative investment opportunities. Any shares repurchased by us under the share repurchase program will reduce the number of shares outstanding. We did not purchase any shares of our common stock under this program as of January 31, 2014.

Stock Performance Graph

The following graph compares the change in the cumulative total stockholder return on SeaChange’s common stock during the period from the close of trading on January 31, 2009 through January 31, 2014, with the cumulative total return on the Center for Research in Securities Prices (“CRSP”) Index for the Nasdaq Stock Market (U.S. Companies) and a SIC Code Index based on SeaChange’s SIC Code. The comparison assumes $100 was invested on January 31, 2009 in SeaChange’s common stock at the $5.92 closing price on January 30, 2009 and in each of the foregoing indices and assumes reinvestment of dividends, if any.

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

Notes:

(1)	The lines represent monthly index levels derived from compounded daily returns that include all dividends.
(2)	If the monthly interval, based on the fiscal year end, is not a trading day, the preceding trading day is used.
(3)	The index level for all series was set to 100 on January 31, 2009.

Item 6. SELECTED FINANCIAL DATA

Our selected financial data below should be read in conjunction with our audited, consolidated financial statements and related notes contained in Part II, Item 8., “Financial Statements and Supplementary Data,” of this Form 10-K. For all periods presented, this selected financial data has been adjusted to reflect the businesses divested as discontinued operations. For more information on these adjustments, see Note 3., “Discontinued Operations,” to our consolidated financial statements included in Part II, Item 8 of this Form 10-K.

CONSOLIDATED STATEMENTS OF OPERATIONS DATA

	For the Fiscal Years Ended January 31,
	2014	2013	2012	2011	2010
	(Amounts in thousands, except per share data)
Product revenue	$54,749	$64,274	$73,157	$82,155	$97,005
Service revenue	91,570	92,914	91,635	91,500	73,141

Total revenues	146,319	157,188	164,792	173,655	170,146
Total operating costs and expenses	(147,948)	(162,534)	(166,462)	(171,669)	(161,919)
Other (expense) income, net	(224)	(86)	6	(880)	263
(Loss) gain on sale of investment in affiliates	(363)	885	—	27,071	—

(Loss) income before income taxes and equity income in earnings of affiliates	(2,216)	(4,547)	(1,664)	28,177	8,490
Income tax provision (benefit)	55	(1,555)	1,881	(2,227)	375
Equity income in earnings of affiliates, net of tax	44	193	142	167	—

Net (loss) income from continuing operations	(2,227)	(2,799)	(3,403)	30,571	8,115
Loss on sale of discontinued operations	—	(14,073)	—	—	—
Loss from discontinued operations, net	(803)	(2,293)	(611)	(1,103)	(6,792)

Net (loss) income	$(3,030)	$(19,165)	$(4,014)	$29,468	$1,323

(Loss) earnings per share:
Basic	$(0.09)	$(0.59)	$(0.13)	$0.94	$0.04
Diluted	$(0.09)	$(0.59)	$(0.13)	$0.92	$0.04
(Loss) earnings per share from continuing operations:
Basic	$(0.07)	$(0.09)	$(0.11)	$0.98	$0.26
Diluted	$(0.07)	$(0.09)	$(0.11)	$0.96	$0.26
Loss per share from discontinued operations:
Basic	$(0.02)	$(0.50)	$(0.02)	$(0.04)	$(0.22)
Diluted	$(0.02)	$(0.50)	$(0.02)	$(0.04)	$(0.22)

CONSOLIDATED BALANCE SHEET DATA

	As of January 31,
	2014	2013	2012	2011	2010
	(Amounts in thousands)
Working capital	$125,875	$116,922	$103,290	$92,846	$61,093
Total assets	254,320	264,676	298,852	305,191	267,147
Deferred revenue	25,628	30,603	35,735	39,783	43,855
Long-term liabilities	6,670	7,815	21,685	27,275	28,648
Total liabilities	49,879	62,475	87,914	96,049	89,225
Total stockholders’ equity	204,441	202,201	210,938	209,142	177,922

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

Business Overview

We are an industry leader in the delivery of multi-screen television headquartered in Acton, Massachusetts. Our products and services facilitate the aggregation, licensing, management and distribution of video (primarily movies and television programming) and television advertising content for cable television system operators and telecommunications companies. We currently operate under one reporting segment.

During fiscal 2014, we focused on growing our next generation product revenue and continued to execute on our strategy of transitioning to a leading provider of software and services. Our revenue grew from sales of our next generation products to new and existing customers as we rolled out our software product offerings, though these increases were offset by the decline in revenues from some of our legacy products. At the same time, we controlled, and continue to control, our overall cost structure. We implemented our strategy through the following actions:

•	Continuing to realign our research and development resources to focus on the next generation software platforms, by increasing our investment in our software products for multi-screen video, advertising and video gateway software platforms, while reducing or ending our development in certain legacy product lines and divesting non-core business units and assets. We also announced numerous worldwide design wins for these new products as we help our customers achieve their goals of reducing operating and capital costs as well as customer churn;

•	Providing comprehensive capabilities in system integration, implementation and custom engineering and easing complex multi-vendor deployments; and

•	Expanding our product and service offerings, as we are taking on the primary system integrator role and creating new VOD and multi-screen opportunities through our managed services.

Our focus in fiscal 2015 will be:

•	Increasing our next generation product revenues from sales to new customers by expanding to new and adjacent markets such as mobile and telecommunication operators and increasing our selling efforts into new geographical areas;

•	Continuing to upgrade our existing customers to next generation products; and

•	Enabling our customers in their capacity as service providers to increase average revenue per subscriber, reduce operating and capital expenses, and lower customer churn with quality products and superior customer service.

We continue to experience fluctuations in our revenues from quarter to quarter due to the following factors:

•	Budgetary approvals by our customers for capital purchases;

•	The ability of our customers to process the purchase order within their organization in a timely manner;

•	Availability of the product;

•	The time required to deliver and install the product; and

•	The customer’s acceptance of the products and services.

In addition, many customers may delay or reduce capital expenditures. This, together with other factors, could result in the reductions in sales of our products, longer sales cycles, difficulties in collection of accounts receivable, a longer period of time before we may recognize revenue attributable to a sale, excess and obsolete inventory, gross margin deterioration, slower adoption of new technologies and increased price competition.

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

Divestitures of Non-Core Businesses

As part of our strategy to become a software company, we sold our broadcast servers and storage and media services businesses as we believed that these businesses were no longer strategic assets that we wished to invest in as we focus on becoming a software company. In May 2012, we completed the sale of our broadcast servers and storage and media service businesses See Note 3, “Discontinued Operations,” to our consolidated financial statements included in Part II, Item 8, of this Form 10-K for additional information. Unless otherwise indicated, references to the revenues and earnings throughout this MD&A and elsewhere in this Form 10-K refer to revenues from continuing operations and do not include revenue and earnings from the discontinued operations as a result of these asset sales. Similarly, discussion of other matters in our consolidated financial statements refers to continuing operations unless otherwise indicated. The results of the divested portions of our former broadcast servers and storage and media services businesses are reported in discontinued operations.

Results of Operations

The following discussion summarizes the key factors our management believes are necessary for an understanding of our consolidated financial statements.

Revenues

The components of our total revenues are described in the following table:

	For the Fiscal Years Ended January 31,			FY14 vs. FY13		FY13 vs. FY12
	2014	2013	2012	$ Change	% Change	$ Change	% Change
	(Amounts in thousands, except for percentage data)
Software Revenues:
Products	$54,749	$64,274	$73,157	$(9,525)	(14.8%)	$(8,883)	(12.1%)
Services	91,570	92,914	91,635	(1,344)	(1.4%)	1,279	1.4%

Total revenues	146,319	157,188	164,792	(10,869)	(6.9%)	(7,604)	(4.6%)

Cost of product revenues	11,795	19,826	22,619	(8,031)	(40.5%)	(2,793)	(12.3%)
Cost of service revenues	55,325	52,319	48,458	3,006	5.7%	3,861	8.0%
Inventory write-down	—	1,752	430	(1,752)	(100.0%)	1,322	>100%

Total cost of revenues	67,120	73,897	71,507	(6,777)	(9.2%)	2,390	3.3%

Gross profit	$79,199	$83,291	$93,285	$(4,092)	(4.9%)	$(9,994)	(10.7%)

Gross product profit margin	78.5%	69.2%	69.1%		9.3%		0.1%
Gross service profit margin	39.6%	43.7%	47.1%		(4.1%)		(3.4%)
Gross profit margin	54.1%	53.0%	56.6%		1.1%		(3.6%)

Fiscal 2014 As Compared to Fiscal 2013

Product Revenue. Product revenue decreased $9.5 million, or 15%, for fiscal 2014 as compared to fiscal 2013 due primarily to:

•	a $13.3 million decrease in our revenues from legacy products, primarily in our advertising sales to our North American customers and VOD server product lines primarily to South American customers; and

•	$3.1 million in lower video gateway license revenues due to a significant licensing transaction with a customer in Europe during fiscal 2013; offset by

•	a $3.0 million increase in revenues from our legacy middleware product line; and

•	a $3.9 million increase in revenues from our next generation multi-screen video platform sales to large North American customers.

Service Revenue. Service revenue for fiscal 2014 decreased $1.3 million as compared to fiscal 2013. This is primarily related to a $2.5 million decrease in our legacy middleware service revenues as a result of a fiscal 2013 amendment with a European customer which resulted in a higher portion of revenue to be recognized as product revenue in fiscal 2014. This decrease was partially offset by higher customization service revenues primarily for our next generation multi-screen platform products.

For fiscal 2014, three customers each accounted for more than 10%, and collectively accounted for 49% of our total revenues. For fiscal 2013, two customers each accounted for more than 10%, and collectively accounted for 39% of our total revenues. We believe that a significant amount of our revenues will continue to be derived from a limited number of customers.

International products and services revenues accounted for approximately 54%, or $79.4 million, and 46%, or $71.9 million, of total revenues in fiscal 2014 and 2013, respectively. We expect that international products and services revenues will remain a significant portion of our business in the future.

Gross Profit and Margin. Cost of product revenues consists primarily of the cost of purchased material components and subassemblies, labor and overhead relating to the final assembly and testing of complete systems and related expenses, and labor and overhead costs related to software development contracts. Our gross profit margin increased one percentage point for fiscal year ended January 31, 2014, as compared to fiscal 2013, net of the inventory write-down recorded during the second quarter of fiscal 2013. This is primarily due to the following:

•	A four percentage point decrease in gross service profit margin to 40% for fiscal 2014, compared to fiscal 2013, primarily due to the mix of higher customized development revenues which typically carry lower margins due to higher costs of research and development personnel; offset by

•	A nine percentage point increase in gross product profit margin to 79% for fiscal 2014, primarily due to a mix of higher software licensing revenues and lower VOD server revenues, which typically carry lower margins.

Fiscal 2013 As Compared to Fiscal 2012

Product Revenues. Product revenues for fiscal 2013 decreased $8.9 million, or 12%, over fiscal 2012, primarily due to the following:

•	A $12.9 million decrease in multi-screen video platform revenue, which was primarily due to a $13.0 million decrease in legacy product revenues to domestic customers;

•	A $4.3 million decrease in advertising revenues which was primarily due to lower license revenue from our legacy products of $4.9 million offset by higher revenues from our next generation product lines in fiscal 2013 of $0.6 million.

These decreases were partially offset by:

•	A $6.6 million increase in our video gateway software revenue which was due to a significant gateway licensing transaction with a customer in Europe and higher legacy middleware product revenues resulting from the signing of an amendment with a European customer during fiscal 2013; and

•	A $1.7 million increase in VOD server revenues during fiscal 2013 as compared to the same period of fiscal 2012 primarily due to a higher number of shipments of VOD servers to North American customers in fiscal 2013 that was partially offset by lower revenues from a customer in Asia.

Service Revenues. Service revenues for fiscal 2013 increased $1.3 million, or 1%, as compared to fiscal 2012 primarily due to:

•	A $4.1 million increase in our video gateway service revenues primarily due to a $5.8 million increase in service revenues from several domestic customers along with revenues from Flashlight Engineering and Consulting, LLC (“Flashlight”), which we acquired in June 2012. These increases were partially offset by $1.7 million decrease in legacy middleware service revenues which was a result of an amendment with a European customer which resulted in a higher portion of revenue recognized as product revenue; and

•	A $2.6 million increase in multi-screen video platform service revenues, which was primarily due to our Comcast agreement being recorded as service revenues, as mentioned above, along with increased service revenues from European customers due to a higher number of deployments during the year.

These increases were partially offset by a $5.4 million decrease in legacy advertising service revenues.

For fiscal 2013 and 2012, two customers each accounted for more than 10%, and collectively accounted for 39% and 38%, respectively, of our total revenues.

International products and services revenues accounted for approximately 46%, or $71.9 million, and 41%, or $67.1 million, of total revenues in fiscal 2013 and 2012, respectively.

Gross Profit and Margin. Our gross profit margin decreased approximately four percentage points for fiscal 2013 as compared to fiscal 2012, primarily due to the following:

•	Our gross product profit margin remained relatively stable for fiscal 2013 as compared to the prior fiscal year. Higher product margins from our video gateway software products were due to significant license revenue recognized from a large European customer as well as higher TV Navigator license revenue as a result of the signing of an amendment with a European customer, as mentioned above. In addition, we had higher product margins from our VOD server products, which was a result of the restructuring of our manufacturing operations during fiscal 2013. These increases were offset by lower advertising license revenues, which typically carry higher margins and a product mix of lower margins from reselling certain third-party products;

•	For fiscal 2013, our gross service profit margins decreased three percentage points from fiscal 2012, primarily as a result of lower legacy advertising and VOD server technical support revenues and lower legacy middleware service margins due to the signing of a new amendment, as mentioned above; and

•	A $1.8 million charge for inventory write-downs incurred in fiscal 2013 due to then lower foreseeable demand for some of our legacy product lines, in particular, hardware components related to certain discontinued VOD server product lines, as we focused on selling the new products being developed.

Operating Expenses

Research and Development

The following table provides information regarding the change in research and development expenses during the periods presented:

	For the Fiscal Years Ended January 31,			FY14 vs. FY13		FY13 vs. FY12
	2014	2013	2012	$ Change	% Change	$ Change	% Change
	(Amounts in thousands, except for percentage data)
Research and development expenses	$39,657	$38,667	$39,210	$990	2.6%	$ (543)	(1.4%)
% of total revenue	27.1%	24.6%	23.8%

Fiscal 2014 As Compared to Fiscal 2013

Research and development expenses consist primarily of employee costs, which include salaries, benefits and related payroll taxes, depreciation of development and test equipment and an allocation of related facility expenses. During fiscal 2014, our total research and development expenses increased $1.0 million, or 3%, as compared to fiscal 2013, due primarily to an increase in outside contract labor costs as we continue to focus our investment in research and development on our next generation product offerings.

Fiscal 2013 As Compared to Fiscal 2012

During fiscal 2013, our total research and development expenses decreased by $0.5 million as compared to fiscal 2012. This decrease was primarily due to lower employee costs as our overall headcount decreased by 16 employees in the VOD server product line, which resulted in a $2.7 million decrease in research and development expense, and by another 16 employees in the Philippines, which resulted in a $0.5 million reduction in engineering costs relating to our legacy software products. In addition, we had higher absorption of research and development reclassified to cost of sales of $6.0 million as a result of higher video gateway software service revenues that require greater customization work. These decreases were substantially offset by an $8.7 million increase in outside contract labor costs which allowed us to more aggressively roll out our next generation product offerings in order to meet market demands.

Selling and Marketing

The following table provides information regarding the change in selling and marketing expenses during the periods presented:

	For the Fiscal Years Ended January 31,			FY14 vs. FY13		FY13 vs. FY12
	2014	2013	2012	$ Change	% Change	$ Change	% Change
	(Amounts in thousands, except for percentage data)
Selling and marketing expenses	$15,018	$15,398	$20,757	$(380)	(2.5%)	$(5,359)	(25.8%)
% of total revenue	10.3%	9.8%	12.6%

Fiscal 2014 As Compared to Fiscal 2013

Selling and marketing expenses consist primarily of payroll costs, which include salaries and related payroll taxes, benefits and commissions, travel expenses and certain promotional expenses. Selling and marketing expenses decreased $0.4 million, or 3%, in fiscal 2014, when compared to fiscal 2013 due to lower commission expense resulting from lower revenues and a reduction in headcount compared to the prior fiscal year.

Fiscal 2013 As Compared to Fiscal 2012

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

General and Administrative

The following table provides information regarding the change in general and administrative expenses during the periods presented:

	For the Fiscal Years Ended January 31,			FY14 vs. FY13		FY13 vs. FY12
	2014	2013	2012	$ Change	% Change	$ Change	% Change
	(Amounts in thousands, except for percentage data)
General and administrative expenses	$17,618	$17,674	$18,966	$(56)	(0.3%)	$(1,292)	(6.8%)
% of total revenue	12.0%	11.2%	11.5%

Fiscal 2014 As Compared to Fiscal 2013

General and administrative expenses consist primarily of employee costs, which include salaries and related payroll taxes and benefit-related costs, legal and accounting services and an allocation of related facilities expenses. General and administrative expenses remained relatively stable during fiscal 2014, as compared to fiscal 2013.

Fiscal 2013 As Compared to Fiscal 2012

General and administrative expenses decreased $1.3 million, or 7%, in fiscal 2013 as compared to fiscal 2012. This decrease was due to lower finance headcount costs as a result of a reduction in force in June 2012, lower legal fees as a result of bringing in a new in-house general counsel in July 2012, and the capitalization of internal costs resulting from the implementation of a new accounting system, which went live on February 1, 2013.

Amortization of Intangible Assets

The following table provides information regarding the change in amortization of intangible assets during the periods presented:

	For the Fiscal Years Ended January 31,			FY14 vs. FY13		FY13 vs. FY12
	2014	2013	2012	$ Change	% Change	$ Change	% Change
	(Amounts in thousands, except for percentage data)
Amortization of intangible assets	$4,630	$6,395	$6,271	$(1,765)	(27.6%)	$124	2.0%
% of total revenue	3.2%	4.1%	3.8%

Fiscal 2014 As Compared to Fiscal 2013

Amortization expense is primarily related to the costs of acquired intangible assets. Amortization is also based on the future economic value of the related intangible assets which is generally higher in the earlier years of the assets’ lives. During fiscal 2014, we incurred amortization expenses of $1.3 million which were charged to cost of sales, compared to $2.4 million for fiscal 2013. Additionally, for fiscal 2014, we recorded amortization expense of $3.3 million in operating expenses, compared to $4.0 million in fiscal 2013.

Fiscal 2013 As Compared to Fiscal 2012

During fiscal 2013, we incurred amortization expenses of $2.4 million which were charged to cost of sales compared to $2.5 million for fiscal 2012. Additionally, in fiscal 2013 we recorded amortization expense of $4.0 million in operating expenses, compared to $3.8 million for fiscal 2012.

Stock-based Compensation Expense

The following table provides information regarding the change in stock-based compensation expense during the periods presented:

	For the Fiscal Years Ended January 31,			FY14 vs. FY13		FY13 vs. FY12
	2014	2013	2012	$ Change	% Change	$ Change	% Change
	(Amounts in thousands, except for percentage data)
Stock-based compensation expense	$2,959	$5,929	$2,988	$(2,970)	(50.1%)	$2,941	98.4%
% of total revenue	2.0%	3.8%	1.8%

Fiscal 2014 As Compared to Fiscal 2013

Stock-based compensation expense is related to the issuance of stock grants to our employees, executives and members of our Board of Directors. Stock-based compensation expense decreased $3.0 million during fiscal 2014, as compared to fiscal 2013 primarily due to higher stock-based compensation related to the performance-based stock compensation package granted to our Chief Executive Officer, who was appointed to his permanent position on May 1, 2012.

Fiscal 2013 As Compared to Fiscal 2012

Stock-based compensation expense increased $2.9 million, or 98%, during fiscal 2013 as compared to fiscal 2012. This increase was primarily due to a higher stock-based compensation related to the performance-based stock compensation package granted to our Chief Executive Officer, who was appointed to his permanent position on May 1, 2012. This was partially offset by a reduction in overall executive headcount in fiscal 2013 and the fourth quarter of fiscal 2012.

Earn-outs and Change in Fair Value of Earn-outs

The following table provides information regarding the change in earn-outs and change in fair value of earn-out expenses during the periods presented:

	For the Fiscal Years Ended January 31,			FY14 vs. FY13			FY13 vs. FY12
	2014	2013	2012	$ Change	% Change		$ Change	% Change
	(Amounts in thousands, except for percentage data)
Earn-outs and change in fair value of earn-outs	$(60)	$2,435	$3,312	$(2,495)	>(100%	)	$(877)	(26.5%)
% of total revenue	0.0%	1.5%	2.0%

During fiscal 2013 and fiscal 2012, we incurred $2.4 million and $3.3 million, respectively, of earn-out expenses for payments made to the former shareholders of eventIS and VividLogic in accordance with the respective earn-out criteria.

Professional Fees: Acquisitions, Divestitures, Litigation and Strategic Alternatives

The following table provides information regarding the change in professional fees expenses associated with acquisitions, divestitures, litigation and strategic alternatives during the periods presented:

	For the Fiscal Years Ended January 31,			FY14 vs. FY13		FY13 vs. FY12
	2014	2013	2012	$ Change	% Change	$ Change	% Change
	(Amounts in thousands, except for percentage data)
Professional fees: acquisitions, divestitures, litigation and strategic alternatives	$1,614	$1,619	$2,770	$(5)	(0.3%)	$(1,151)	(41.6%)
% of total revenue	1.1%	1.0%	1.7%

Fiscal 2014 As Compared to Fiscal 2013

Professional fees in fiscal 2014 remained relatively stable in fiscal 2014 when compared to fiscal 2013. We record fees related to acquisitions, divestitures, litigation and strategic alternatives to this line item because we consider the amounts to be significant non-operating expenses.

Fiscal 2013 As Compared to Fiscal 2012

Professional fees in fiscal 2013 are primarily related to fees paid to outside counsel for the divestiture of our former broadcast servers and storage and media services businesses. It also consists of fees to defend our patent litigation with ARRIS. During fiscal 2013, professional fees decreased $1.2 million, as compared to fiscal 2012 as we incurred significant costs in fiscal 2012 associated with our review of strategic alternatives and patent litigation with ARRIS.

Severance and Other Restructuring Expenses

The following table provides information regarding the change in severance and other restructuring expenses during the periods presented:

	For the Fiscal Years Ended January 31,			FY14 vs. FY13		FY13 vs. FY12
	2014	2013	2012	$ Change	% Change	$ Change	% Change
	(Amounts in thousands, except for percentage data)
Severance and other restructuring expenses	$911	$3,106	$3,565	$(2,195)	(70.7%)	$(459)	(12.9%)
% of total revenue	0.6%	2.0%	2.2%

Fiscal 2014 As Compared to Fiscal 2013

For fiscal 2014, we incurred severance charges of $0.9 million related to the separation of 20 employees during fiscal 2014. This is compared to $1.9 million in severance charges related to the reduction of 33 employees during fiscal 2013, including two senior executives. In addition, we recorded charges in fiscal 2013 for which there are no comparable amounts in fiscal 2014. These include a $0.8 million leasehold improvement charge recorded in July, 2012 for the reduction of space and certain fixed assets in our leased facility as we significantly reduced the size of the facility in the Philippines, a $0.2 million charge to reduce the value of our building in New Hampshire and a $0.2 million charge in the second quarter of fiscal 2013 for a sign-on bonus, relocation expenses and recruitment fees relating to the hiring and appointment of a permanent Chief Executive Officer on May 1, 2012.

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

Other (Expense) Income, Net

The table below provides detail regarding our other (expense) income, net:

	For the Fiscal Years Ended January 31,			FY14 vs. FY13		FY13 vs. FY12
	2014	2013	2012	$ Change	% Change	$ Change	% Change
	(Amounts in thousands, except for percentage data)
(Loss) gain on sale of equity investment	$(363)	$885	$—	$(1,248)	>(100%)	$885	N/A
Interest income, net	251	26	252	225	>100%	(226)	(89.7%)
Foreign exchange loss	(367)	(23)	(206)	(344)	>100%	183	(88.8%)
Miscellaneous (expense) income	(108)	(89)	(40)	(19)	21.3%	(49)	>(100%)

	$(587)	$799	$6	$(1,386)		$793

(Loss) gain on sale of equity investments

During fiscal 2014, we recorded a loss of $0.4 million on the sale of an equity investment during the second quarter of fiscal 2014. This is compared to a $0.9 million gain on sale of an equity investment recorded in fiscal 2013.

Interest income, net

Fiscal 2014 As Compared to Fiscal 2013

Interest income, net, increased $0.2 million in fiscal 2014, as compared to fiscal 2013 primarily due to a $0.1 million increase in interest income and a $0.1 million decrease in interest expense. The increase in interest income, net is a result of lower interest fees paid on our unused portion of a revolving credit facility, which expired in the third quarter of fiscal 2013.

Fiscal 2013 As Compared to Fiscal 2012

The $0.2 million decrease in interest income, net, in fiscal 2013 as compared to fiscal 2012 is a result of an increase in interest fees paid on the unused credit facility and an increase in interest paid to state and federal tax jurisdictions in fiscal 2013 compared to fiscal 2012.

Income Tax Provision (Benefit)

	For the Fiscal Years Ended January 31,			FY14 vs. FY13		FY13 vs. FY12
	2014	2013	2012	$ Change	% Change	$ Change	% Change
	(Amounts in thousands, except for percentage data)
Income tax (benefit) provision	$55	$(1,555)	$1,881	$1,610	>(100%)	$(3,436)	>(100%)
Effective tax rate	(2.5%)	34.2%	(113.0%)

Fiscal 2014 As Compared to Fiscal 2013

For fiscal 2014, we recorded an income tax provision of $0.1 million on loss before tax of $2.2 million primarily due to state income taxes. The statute of limitations varies by the jurisdictions in which we operate. In any given year, statute of limitations in certain jurisdictions may lapse without examination and any uncertain tax position taken in those years will result in the reduction of the liability for unrealized tax benefits for that year.

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

We provided a valuation allowance for the full amount of the deferred tax assets due to the uncertainty of realization of those assets. We will continue to assess the need for the valuation allowance at each balance sheet date based on all available evidence. If we determine that we can realize some portion or all of the net deferred tax assets, the valuation allowance would be reversed and a corresponding increase in net income would be recognized during the period.

Fiscal 2013 As Compared to Fiscal 2012

We recorded income tax benefits of $1.6 million on a loss before tax of $4.5 million for fiscal 2013 primarily due to a tax benefit of $1.2 million resulting from the expiration of the statute of limitations and other reversals for uncertain tax positions in our foreign jurisdictions. We also generated a $0.8 million tax benefit in the Netherlands from qualifying “innovative” activities, (“Innovation Box”). Earnings that qualify for the Innovation Box are taxed at a lower rate than the Dutch statutory rate of 25%. We received a Dutch tax ruling from the Dutch authorities confirming that a portion of our earnings for the past three years is eligible for Innovation Box treatment.

Non-GAAP Measures

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

The following tables include the reconciliations of our U.S. GAAP income or loss from operations, the most directly comparable U.S. GAAP financial measure, to our non-GAAP income from operations and the reconciliation of our U.S. GAAP income or loss from operations to our adjusted EBITDA for fiscal 2014, 2013 and 2012 (amounts in thousands, except per share and percentage data):

	For the Fiscal Year Ended January 31, 2014			For the Fiscal Year Ended January 31, 2013			For the Fiscal Year Ended January 31, 2012
	GAAP As Reported	Adjustments	Non-GAAP	GAAP As Reported	Adjustments	Non-GAAP	GAAP As Reported	Adjustments	Non-GAAP
Revenues:
Products	$54,749	$—	$54,749	$64,274	$—	$64,274	$73,157	$—	$73,157
Services	91,570	—	91,570	92,914	—	92,914	91,635	—	91,635

Total revenues	146,319	—	146,319	157,188	—	157,188	164,792	—	164,792

Cost of revenues:
Products	10,526	—	10,526	17,397	—	17,397	20,132	—	20,132
Services	55,075	—	55,075	52,162	—	52,162	48,061	—	48,061
Amortization of intangible assets	1,269	(1,269)	—	2,429	(2,429)	—	2,487	(2,487)	—
Stock-based compensation	250	(250)	—	157	(157)	—	397	(397)	—
Inventory write-down	—	—	—	1,752	(1,752)	—	430	(430)	—

Total cost of revenues	67,120	(1,519)	65,601	73,897	(4,338)	69,559	71,507	(3,314)	68,193

Gross profit	79,199	1,519	80,718	83,291	4,338	87,629	93,285	3,314	96,599

Gross profit percentage	54.1%	1.0%	55.2%	53.0%	2.8%	55.7%	56.6%	2.0%	58.6%
Operating expenses:
Research and development	39,657	—	39,657	38,667	—	38,667	39,210	—	39,210
Selling and marketing	15,018	—	15,018	15,398	—	15,398	20,757	—	20,757
General and administrative	17,618	—	17,618	17,674	—	17,674	18,966	—	18,966
Amortization of intangible assets	3,361	(3,361)	—	3,966	(3,966)	—	3,784	(3,784)	—
Stock-based compensation expense	2,709	(2,709)	—	5,772	(5,772)	—	2,591	(2,591)	—
Earn-outs and change in fair value of earn-outs	(60)	60	—	2,435	(2,435)	—	3,312	(3,312)	—
Professional fees: acquisitions, divestitures, litigation and strategic alternatives	1,614	(1,614)	—	1,619	(1,619)	—	2,770	(2,770)	—
Severance and other restructuring costs	911	(911)	—	3,106	(3,106)	—	3,565	(3,565)	—

Total operating expenses	80,828	(8,535)	72,293	88,637	(16,898)	71,739	94,955	(16,022)	78,933

(Loss) income from operations	$(1,629)	$10,054	$8,425	$(5,346)	$21,236	$15,890	$(1,670)	$19,336	$17,666

(Loss) income from operations percentage	(1.1%)	6.9%	5.8%	(3.4%)	13.5%	10.1%	(1.0%)	11.7%	10.7%
Weighted average common shares outstanding:
Basic	32,718	32,718	32,718	32,494	32,494	32,494	32,093	32,093	32,093

Diluted	32,718	33,572	33,572	32,494	32,989	32,989	32,093	33,097	33,097

	For the Fiscal Year Ended January 31, 2014			For the Fiscal Year Ended January 31, 2013			For the Fiscal Year Ended January 31, 2012
	GAAP As Reported	Adjustments	Non-GAAP	GAAP As Reported	Adjustments	Non-GAAP	GAAP As Reported	Adjustments	Non-GAAP
Non-GAAP operating (loss) income per share:
Basic	$(0.05)	$0.31	$0.26	$(0.16)	$0.65	$0.49	$(0.05)	$0.60	$0.55

Diluted	$(0.05)	$0.30	$0.25	$(0.16)	$0.64	$0.48	$(0.05)	$0.58	$0.53

Adjusted EBITDA:

(Loss) income from operations			$(1,629)			$(5,346)			$(1,670)
Depreciation expense			4,389			4,671			5,435
Amortization of intangible assets			4,630			6,395			6,271
Stock-based compensation expense			2,959			5,929			2,988
Earn-outs and changes in fair value			(60)			2,435			3,312
Professional fees: acquisitions, divestitures, etc.			1,614			1,619			2,770
Inventory write-down			—			1,752			430
Severance and other restructuring			911			3,106			3,565

Adjusted EBITDA			$12,814			$20,561			$23,101

Adjusted EBITDA %			8.8%			13.1%			14.0%

In managing and reviewing our business performance, we exclude a number of items required by U.S. GAAP. Management believes that excluding these items is useful in understanding the trends and managing our operations. We provide these supplemental non-GAAP measures in order to assist the investment community to see SeaChange through the “eyes of management,” and therefore enhance the understanding of our operating performance. Non-GAAP financial measures should be viewed in addition to, not as an alternative to, our reported results prepared in accordance with U.S. GAAP. Our non-GAAP financial measures reflect adjustments based on the following items:

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

Liquidity and Capital Resources

The following table includes key line items of our consolidated statements of cash flows:

	For the Fiscal Years Ended January 31,			FY14 vs FY13 $ Change	FY13 vs FY12 $ Change
	2014	2013	2012
	(Amounts in thousands)
Total cash provided by operating activities	$7,364	$17,357	$14,379	$(9,993)	$2,978
Total cash provided by (used in) investing activities	520	12,994	(8,627)	(12,474)	21,621
Total cash (used in) provided by financing activities	1,058	(4,009)	1,787	5,067	(5,796)
Effect of exchange rate changes on cash	71	(206)	(99)	277	(107)

Net increase in cash	$9,013	$26,136	$7,440	$(17,123)	$18,696

Historically, we have financed our operations and capital expenditures primarily with cash on-hand. Cash, restricted cash and marketable securities increased from $120.9 million at January 31, 2013 to $128.1 million at January 31, 2014.

We believe that our net proceeds from operations, together with our cash and investments balance at January 31, 2014, will be sufficient to fund our projected operating requirements for at least the next 12 months. In the future, we may enter into other arrangements for potential investments in, or acquisitions of, complementary businesses, services or technologies, which could require us to seek additional equity or debt financing. Additional funds may not be available on terms favorable to us or at all.

Operating Activities

Below are key line items affecting cash from operating activities:

	For the Fiscal Years Ended January 31,			FY14 vs FY13 $ Change	FY13 vs FY12 $ Change
	2014	2013	2012
	(Amounts in thousands)
Net loss from continuing operations	$(2,227)	$(2,799)	$(3,403)	$572	$604
Adjustments to reconcile net loss to cash provided by operating activities	12,092	19,459	26,366	(7,367)	(6,907)

Net income including adjustments	9,865	16,660	22,963	(6,795)	(6,303)
Decrease (increase) in accounts receivables	169	6,313	(1,664)	(6,144)	7,977
Decrease (increase) in prepaid expenses and other current assets	6,724	(5,045)	(4,510)	11,769	(535)
(Decrease) increase in accrued expenses	1,080	(347)	3,612	1,427	(3,959)
(Decrease) increase in customer deposits	(4,226)	1,777	(926)	(6,003)	2,703
Decrease in deferred revenues	(4,877)	(6,283)	(3,839)	1,406	(2,444)
All other—net	(568)	2,895	(2,929)	(3,463)	5,824

Net cash provided by operating activities from continuing operations	8,167	15,970	12,707	(7,803)	3,263
Net cash (used in) provided by operating activities from discontinued operations	(803)	1,387	1,672	(2,190)	(285)

	$7,364	$17,357	$14,379	$(9,993)	$2,978

We generated net cash from continuing operating activities of $8.2 million for fiscal 2014. This cash provided by operating activities was primarily the result of our net loss including adjustments, which provided cash of $9.9 million, a decrease in prepaid expenses and other current assets of $6.7 million, primarily due to tax refunds in fiscal 2014 and a $1.1 million increase in accrued expenses. This amount was partially offset by a $4.2 million decrease in customer deposits due to the fulfillment of customers’ orders in fiscal 2014, a $4.9 million decrease in deferred revenues due to recognition of previously deferred revenue. Other use of cash from continuing operating activities of $0.6 million is primarily due to an decrease in accounts payable, due to timing of payment to our vendors.

In fiscal year 2013, we generated $16.0 million of cash from continuing operations. This cash provided by operating activities was primarily the result of our net loss from continuing operations adjusted for non-cash expenses of $16.7 million, a decrease in accounts receivable, which provided cash of $6.3 million due to the timing of customer invoicing and payments, and an increase in accrued expenses, which provided cash of $3.5 million. These amounts were primarily offset by a $6.3 million decrease in deferred revenues resulting from the timing of annual renewals for post warranty contracts, $3.5 million in tax payments paid in fiscal 2013 and $3.8 million used for severance payments.

Investing Activities

Cash flows from investing activities are as follows:

	For the Fiscal Years Ended January 31,			FY14 vs FY13 $ Change	FY13 vs FY12 $ Change
	2014	2013	2012
	(Amounts in thousands)
Purchases of property and equipment and capitalized software	$(2,315)	$(3,972)	$(1,512)	$1,657	$(2,460)
Purchases of marketable securities	(11,479)	(15,642)	(19,944)	4,163	4,302
Proceeds from sale and maturity of marketable securities	12,237	14,214	19,523	(1,977)	(5,309)
Additional proceeds from sale of equity investment	1,128	885	—	243	885
Acquisition of businesses and payment of contingent consideration, net of cash acquired	(4,009)	(8,175)	(4,935)	4,166	(3,240)
Decrease in restricted cash	938	262	132	676	130
Other	20	190	—	(170)	190

Net cash used in investing activities from continuing operations	(3,480)	(12,238)	(6,736)	8,758	(5,502)
Net cash provided by (used in) investing activities from discontinued operations	4,000	25,232	(1,891)	(21,232)	27,123

	$520	$12,994	$(8,627)	$(12,474)	$21,621

We used $3.5 million of cash from investing activities from continuing operations primarily related to the purchase of capital assets of $2.3 million and $4.0 million of earn-out payments to the former shareholders of our business acquisitions. These cash outlays were offset by $1.1 million of proceeds from the sale of our equity investments during fiscal 2014, the release of $0.9 million in restricted cash as we satisfied the commitment secured by performance bonds and $0.8 million of net proceeds related to the sale of marketable securities. Cash provided by investing activities from discontinued operations included the receipt of $4.0 million in fiscal 2014 that was previously held in escrow and that was related to the sale of our media services business in fiscal 2013.

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

This cash used in investing activities was offset by $0.9 million in additional proceeds from the sale of an equity investment.

Financing Activities

Cash flows from financing activities are as follows:

	For the Fiscal Years Ended January 31,			FY14 vs FY13	FY13 vs FY12
	2014	2013	2012	$ Change	$ Change
	(Amounts in thousands)
Repurchases of our common stock	$—	$(6,200)	$—	$6,200	$(6,200)
Proceeds from issuance of common stock relating to stock option exercises	1,058	2,191	1,787	(1,133)	404

	$1,058	$(4,009)	$1,787	$5,067	$(5,796)

We generated $1.1 million in cash from our financing activities from continuing operations which is a result of the issuance of common stock for the exercise of employee stock options.

We used $4.0 million in cash from our financing activities in fiscal 2013, primarily due to using $6.2 million in cash for the purchase of stock under a stock repurchase plan during fiscal 2013. This amount was partially offset by the issuance of common stock for the exercise of employee stock options of $2.2 million.

Debt Instruments and Related Covenants

Effective November 28, 2013, we renewed our letter agreement with JP Morgan Chase Bank, N.A. (“JP Morgan”) for a demand discretionary line of credit and a Demand Promissory Note in the aggregate amount of $20.0 million (the “Line of Credit”). Borrowings under the Line of Credit will be used to finance working capital needs and for general corporate purposes. The Line of Credit expires on November 27, 2014. We currently do not have any borrowings nor are there any financial covenants under this line.

Contractual Obligations

The following table reflects our current and contingent contractual obligations to make potential future payments as of January 31, 2014:

	Total	Less than one year	One to three years	Three to five years	Over five years
	(Amounts in thousands)
Purchase obligations(1)	$2,734	$2,734	$—	$—	$—
Non-cancelable lease obligations	5,620	2,291	3,329	—	—

Total	$8,354	$5,025	$3,329	$—	$—

(1)	Represents obligations under agreements with non-cancelable terms to purchase goods or services. The agreements are enforceable and legally binding, and specify terms, including quantities to be purchased and the timing of the purchase.

We have excluded from the table above uncertain tax liabilities as defined by authoritative guidance due to the uncertainty of the amount and period of payment. As of January 31, 2014, we have gross unrecognized tax benefits of $6.0 million.

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

The significant accounting policies and methods used in the preparation of our consolidated financial statements are described in Note 2., “Summary of Significant Accounting Policies,” to our consolidated financial statements set forth in Part II, Item 8, of this Form 10-K. We believe the following critical accounting policies reflect the significant estimates, judgments and assumptions used in the preparation of our consolidated financial statements.

Principles of Consolidation

We consolidate the financial statements of our wholly-owned subsidiaries and all inter-company accounts are eliminated in consolidation. We also hold minority investments in the capital stock of certain private companies having product offerings or customer relationships that have strategic importance. We evaluate our equity and debt investments and other contractual relationships with affiliate companies in order to determine whether the guidelines regarding the consolidation of Variable Interest Entities (“VIE”) should be applied in the financial statements. Consolidation guidelines address consolidation by business enterprises of variable interest entities that possess certain characteristics. A VIE is defined as an entity in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support. The primary beneficiary is required to consolidate the financial position and results of the VIE. We have concluded that we are not the primary beneficiary for any variable interest entities as of January 31, 2014.

Our investments in affiliates include investments accounted for under the cost method and the equity method of accounting. The investments that represent less than a 20% ownership interest of the common shares of the affiliate are carried at cost. Under the equity method of accounting, which generally applies to investments that represent 20% to 50% ownership of the common shares of the affiliate, our proportionate ownership share of the earnings or losses of the affiliate are included in equity income in earnings of affiliates in the consolidated statement of operations and comprehensive loss.

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

For our cloud and managed service revenues, we generate revenue from two sources; (1) subscription and support services; and (2) professional services and other. Subscription and support revenue includes subscription fees from customers accessing our cloud-based software platform and support fees. Our arrangements with customers do not provide the customer with the right to take possession of the software supporting the cloud-based software platform at any time. Professional services and other revenue include fees from implementation and customization to support customer requirements. Amounts that have been invoiced are recorded in accounts receivable and in deferred revenue or revenue, depending on whether the revenue recognition criteria have been met.

For the most part, subscription and support agreements are entered into for 12 to 36 months. In aggregate, more than 90% of the professional services component of the arrangements with customers is performed within a year of entering into a contract with the customer.

The subscription agreements generally provide service-level commitments of 99.5% uptime per period, excluding scheduled maintenance. The failure to meet this level of service availability may require us to credit qualifying customers. In light of our historical experience with meeting our service-level commitments, we do not currently have any liabilities on our balance sheet for these commitments.

In most instances, revenue from a new customer acquisition is generated under sales agreements with multiple elements, comprised of subscription and support and other professional services. We evaluate each element in a multiple-element arrangement to determine whether it represents a separate unit of accounting. An element constitutes a separate unit of accounting when the delivered item has standalone value and delivery of the undelivered element is probable and within our control.

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

Inventories and Reserves

Inventories are stated at the lower of cost or net realizable value. Cost is determined using the first-in, first-out (FIFO) method. Inventories consist primarily of components and subassemblies and finished products held for sale. All of our hardware components are purchased from outside vendors. The value of inventories is reviewed quarterly to determine that the carrying value is stated at the lower of cost or net realizable value. We record charges to reduce inventory to its net realizable value when impairment is identified through the quarterly review process. The obsolescence evaluation is based upon assumptions and estimates about future demand and possible alternative uses and involves significant judgments. We recorded no inventory write-downs in fiscal 2014. For the fiscal years ended January 31, 2013 and 2012, we recorded $1.8 million and $0.4 million in inventory write-downs, respectively.

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

Acquired Intangible Assets and Goodwill

Acquired Intangible Assets

We use significant judgment in determining the fair value of acquired intangible assets, whether the assets are amortizable or non-amortizable and the period and method by which the intangible asset will be amortized. Intangible assets include completed technology, licensing agreements, non-compete agreements and customer relationships. Acquired intangible assets are reported at cost, net of accumulated amortization and are either amortized on a straight-line basis over their estimated useful lives during the period the economic benefits of the intangible asset are consumed or otherwise used up. We review definite-lived intangible assets for impairment when indication of a potential impairment exists.

Goodwill and Other Indefinite-Lived Intangible Assets

In connection with acquisitions of operating entities, we recognize the excess of the purchase price over the fair value of the net assets acquired as goodwill. Goodwill, and trade names that we hold related to our acquisitions (collectively referred to as “indefinite-lived intangible assets”) are not amortized, but are evaluated for impairment at least annually, in our third quarter beginning August 1st. Indefinite-lived intangible assets may be required to be tested for impairment on an interim basis in addition to the annual evaluation, if an event occurs or circumstances change. We monitor economic, legal and other factors as a whole between annual impairment tests to ensure that there are no indicators that make it more likely than not that there has been a decline in our fair value below our carrying value, indicating that the recorded indefinite-lived intangible assets may be impaired. We test indefinite-lived intangible assets for impairment by evaluating our fair value compared to the book value. If the book value of the Company exceeds its fair value, the implied fair value of indefinite-lived intangible assets is compared with the carrying amount of these indefinite-lived intangible assets. If the carrying amount of these assets exceeds the implied fair value, an impairment loss is recorded in an amount equal to that excess.

Long–Lived Assets

We review property and equipment, investments and other long-lived assets on a regular basis for impairment when indication of potential impairment exists. If such circumstances exist, we evaluate the carrying value of long-lived assets to determine if impairment exists based upon estimated undiscounted future cash flows over the remaining useful life of the assets and compare that value to the carrying value of the assets. Our cash flow estimates contain management’s best estimates, using appropriate and customary assumptions and projections at the time. With the divestiture of our broadcast servers and storage business in May 2012, we determined we would no longer utilize our facility in New Hampshire as an active operation and placed the building on the market for sale. In fiscal 2014, we determined that the building asset group no longer met the criteria for an asset held for sale in accordance to accounting guidance and therefore placed the asset group back in service as an asset held and used. For more information on this please see Note 3, “Discontinued Operations,” to our consolidated financial statements included in Part II, Item 8, of this Form 10-K.

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

We also purchase software for resale and capitalize those costs associated with projects that meet technological feasibility. Amortization expense is recorded over the period of economic consumption or the life of the agreement, whichever results in the higher expense, starting with the first shipment of the product to a customer. Amortization expense of capitalized software is recorded over the period of economic consumption or the life of the agreement, whichever results in the higher expense, starting with the first shipment of the product to a customer. Amortization expense of capitalized software was immaterial for fiscal 2014 and $0.7 million and $0.4 million for fiscal 2013 and 2012, respectively.

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

Deferred income tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective income tax bases, and operating loss and tax credit carry forwards. We evaluate the weight of all available evidence to determine whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. We will record a valuation allowance if the likelihood of realization of the deferred tax assets in the future is reduced based on an evaluation of objective verifiable evidence. Significant management judgment is required in determining our income tax provision, our deferred tax assets and liabilities and any valuation allowance recorded against our deferred tax assets. We have established a valuation allowance against our U.S. deferred tax assets due to indications that they may not be fully realized. The amount of the deferred tax asset considered realizable is subject to change based on future events, including generating sufficient pre-tax income in future periods. In the event that actual results differ from these estimates, our provision for income taxes could be materially impacted. We do not provide for U.S. federal and state income taxes on the undistributed earnings of our non-U.S. subsidiaries that are considered indefinitely reinvested in the operations outside the United States.

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

Stock-based Compensation

We account for all employee and non-employee director stock-based compensation awards using the authoritative guidance regarding share-based payments. We continue to use the Black-Scholes pricing model as we feel it is the most appropriate method for determining the estimated fair value of the majority of applicable awards. We also use the Monte Carlo pricing model for our market-based option awards. Determining the appropriate fair value model and calculating the fair value of share-based payment awards requires the input of highly subjective assumptions, including the expected life of the share-based payment awards and stock price volatility. Management estimates the volatility based on the historical volatility of our stock. The assumptions used in calculating the fair value of share-based payment awards represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management’s judgment. As a result, if circumstances change and we use different assumptions, our stock-based compensation expense could be materially different in the future. In addition, we are required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. If our actual forfeiture rate is materially different from our estimate, the stock-based compensation expense could be significantly different from what we have recorded in the current period. The estimated fair value of our stock-based options and performance-based restricted stock units (“RSUs”), less expected forfeitures, is amortized over the awards’ vesting period on a graded vesting basis, whereas the RSUs are amortized on a straight-line basis.

Foreign Currency Translation

For subsidiaries where the U.S. dollar is designated as the functional currency of the entity, we translate that entity’s monetary assets and liabilities denominated in local currencies into U.S. dollars (the functional and reporting currency) at current exchange rates, as of each balance sheet date. Non-monetary assets (e.g., inventories, property, plant, and equipment and intangible assets) and related income statement accounts (e.g., cost of sales, depreciation, amortization of intangible assets) are translated at historical exchange rates between the functional currency (the U.S. dollar) and the local currency. Revenue and other expense items are translated using average exchange rates during the fiscal period. Translation adjustments resulting from translation of the subsidiaries’ accounts are included in accumulated other comprehensive loss, a separate component of stockholders’ equity. Gains and losses resulting from foreign currency transactions, and any unrealized gains and losses on short-term inter-company transactions are included in other income or expense, net.

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

The aggregate foreign exchange transaction losses included as other expense, net, on the consolidated statement of operations and comprehensive loss was $0.4 million, approximately $23,000 and $0.2 million for the years ended January 31, 2014, 2013 and 2012, respectively.

Recent Accounting Standard Updates

Definition of a Public Business Entity

In December 2013, the FASB issued ASU 2013-12, “Definition of a Public Business Entity: An Addition to the Master Glossary,” which provides entities with a single definition of a Public Business Entity for use in future financial accounting and guidance beginning in fiscal 2015. We do not anticipate adoption of this guidance to have a material impact on our financial statements.

Release of Cumulative Translation Adjustment into Net Income

In March 2013, the FASB issued ASU 2013-05, “Foreign Currency Matter (Topic 830) – Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity,” which amends previous guidance related to overall consolidation rules and rules related to the translation of financial statements. ASU 2013-05 requires that the parent release any related cumulative translation adjustment into net income only if the sale or transfer results in the complete or substantially complete liquidation of the foreign entity in which the subsidiary or group of assets had resided. The new guidance will be effective prospectively for us beginning February 1, 2014. Early adoption is permitted. We do not anticipate adoption of this guidance to have a material impact on our financial statements.

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

Substantially all of our international product sales are payable in U.S. dollars or in the case of our eventIS operations in the Netherlands, payable in local currencies, providing a natural hedge for receipts and local payments. In light of the high proportion of our international businesses, we expect the risk of any adverse movements in foreign currency exchange rates could have an impact on our translated results within the consolidated statements of operations and comprehensive loss.

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

Our principal currency exposures relate primarily to the U.S. dollar, the Euro and the Philippine Peso. All foreign currency gains and losses are included in other expenses, net, in the accompanying consolidated statements of operations and comprehensive loss. In fiscal year 2014, we recorded $0.4 million in losses due to international subsidiary translations and cash settlements of revenues and expenses.

Interest Rate Risk

Exposure to market risk for changes in interest rates relates primarily to our investment portfolio of marketable debt securities of various issuers, types and maturities and to our borrowings under our demand note payable. We do not use derivative instruments in our investment portfolio, and our investment portfolio only includes highly liquid instruments. Our cash and marketable securities include cash equivalents, which we consider to be investments purchased with original maturities of 90 days or less. There is risk that losses could be incurred if we were to sell any of its securities prior to stated maturity. Given the short maturities and investment grade quality of the portfolio holdings at January 31, 2014, a sharp rise in interest rates should not have a material adverse impact on the fair value of our investment portfolio. However, our long-term marketable securities, which are carried at the lower of cost or market, have fixed interest rates, and therefore are subject to changes in fair value. At January 31, 2014, we had $5.6 million in short-term marketable securities and $6.8 million in long-term marketable securities.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of SeaChange International, Inc.

We have audited the accompanying consolidated balance sheets of SeaChange International, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of January 31, 2014 and 2013, and the related consolidated statements of operations and comprehensive loss, cash flows and stockholders’ equity for each of the three years in the period ended January 31, 2014. Our audits of the basic consolidated financial statements included the financial statement schedule listed in the index appearing under Item 15 (a) (2). These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of SeaChange International, Inc. and subsidiaries as of January 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended January 31, 2014, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of January 31, 2014, based on criteria established in the 1992 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated April 4, 2014 expressed an unqualified opinion.

/s/ Grant Thornton, LLP

Boston, Massachusetts April 4, 2014

SEACHANGE INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share data)

	January 31, 2014	January 31, 2013
Assets
Current assets:
Cash and cash equivalents	$115,734	$106,721
Restricted cash	—	938
Marketable securities	5,555	6,050
Accounts and other receivables, net of allowance for doubtful accounts of $327 and $946 at January 31, 2014 and January 31, 2013, respectively	30,203	39,896
Unbilled receivables	5,511	261
Inventories	6,632	7,372
Prepaid expenses and other current assets	5,449	9,555
Assets held for sale	—	465
Deferred tax assets	—	324

Total current assets	169,084	171,582
Property and equipment, net	18,530	18,399
Marketable securities, long-term	6,814	7,169
Investments in affiliates	1,051	2,951
Intangible assets, net	12,855	17,514
Goodwill	45,150	45,103
Other assets	836	1,958

Total assets	$254,320	$264,676

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$6,640	$7,846
Other accrued expenses	12,497	13,816
Customer deposits	42	4,268
Deferred revenues	24,030	28,730

Total current liabilities	43,209	54,660
Deferred revenue, long-term	1,598	1,873
Other liabilities, long-term	936	904
Taxes payable, long-term	2,503	2,406
Deferred tax liabilities, long-term	1,633	2,632

Total liabilities	49,879	62,475

Commitments and contingencies (Note 8)
Stockholders’ equity:
Common stock, $0.01 par value; 100,000,000 shares authorized; 33,037,671 shares issued and 32,997,887 outstanding at January 31, 2014, and 32,510,326 shares issued and 32,470,542 outstanding at January 31, 2013	330	327
Additional paid-in capital	221,932	216,359
Treasury stock, at cost; 39,784 common shares	(1)	(1)
Accumulated loss	(15,688)	(12,658)
Accumulated other comprehensive loss	(2,132)	(1,826)

Total stockholders’ equity	204,441	202,201

Total liabilities and stockholders’ equity	$254,320	$264,676

The accompanying notes are an integral part of these consolidated financial statements.

SEACHANGE INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Amounts in thousands, except per share data)

	For the Fiscal Years Ended January 31,
	2014	2013	2012
Revenues:
Products	$54,749	$64,274	$73,157
Services	91,570	92,914	91,635

Total revenues	146,319	157,188	164,792

Cost of revenues:
Products	10,526	17,397	20,132
Services	55,075	52,162	48,061
Amortization of intangible assets	1,269	2,429	2,487
Stock-based compensation expense	250	157	397
Inventory write-down	—	1,752	430

Total cost of revenues	67,120	73,897	71,507

Gross profit	79,199	83,291	93,285

Operating expenses:
Research and development	39,657	38,667	39,210
Selling and marketing	15,018	15,398	20,757
General and administrative	17,618	17,674	18,966
Amortization of intangible assets	3,361	3,966	3,784
Stock-based compensation expense	2,709	5,772	2,591
Earn-outs and change in fair value of earn-outs	(60)	2,435	3,312
Professional fees: acquisitions, divestitures, litigation and strategic alternatives	1,614	1,619	2,770
Severance and other restructuring costs	911	3,106	3,565

Total operating expenses	80,828	88,637	94,955

Loss from operations	(1,629)	(5,346)	(1,670)
Other (expense) income, net	(224)	(86)	6
(Loss) gain on sale of investment in affiliates	(363)	885	—

Loss before income taxes and equity income in earnings of affiliates	(2,216)	(4,547)	(1,664)
Income tax provision (benefit)	55	(1,555)	1,881
Equity income in earnings of affiliates, net of tax	44	193	142

Loss from continuing operations	(2,227)	(2,799)	(3,403)

Loss on sale of discontinued operations	—	(14,073)	—
Loss from discontinued operations, net of tax	(803)	(2,293)	(611)

Net loss	$(3,030)	$(19,165)	$(4,014)

Net loss	$(3,030)	$(19,165)	$(4,014)
Other comprehensive loss, net of tax:
Foreign currency translation adjustment	(294)	7,954	(872)
Unrealized loss on marketable securities(1)	(12)	(6)	(84)

Comprehensive loss	$(3,336)	$(11,217)	$(4,970)

	For the Fiscal Years Ended January 31,
	2014	2013	2012
Loss per share:
Basic loss per share	$(0.09)	$(0.59)	$(0.13)

Diluted loss per share	$(0.09)	$(0.59)	$(0.13)

Loss per share from continuing operations:
Basic loss per share	$(0.07)	$(0.09)	$(0.11)

Diluted loss per share	$(0.07)	$(0.09)	$(0.11)

Loss per share from discontinued operations:
Basic loss per share	$(0.02)	$(0.50)	$(0.02)

Diluted loss per share	$(0.02)	$(0.50)	$(0.02)

Weighted average common shares outstanding:
Basic	32,718	32,494	32,093

Diluted	32,718	32,494	32,093

(1)	Tax amounts for all periods were not significant

The accompanying notes are an integral part of these consolidated financial statements.

SEACHANGE INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	For the Fiscal Years Ended January 31,
	2014	2013	2012
Cash flows from operating activities:
Net loss	$(3,030)	$(19,165)	$(4,014)
Net loss from discontinued operations	803	16,366	611
Adjustments to reconcile net loss to net cash provided by continuing operating activities:
Depreciation of property and equipment	4,389	4,671	5,435
Amortization of intangible assets	4,630	6,395	6,271
Impairment of long-lived asset	—	967	1,092
Loss (gain) on sale of investment in affiliates	363	(885)	—
Stock-based compensation expense	2,959	5,929	2,988
Deferred income taxes	(684)	(132)	6,599
Change in contingent consideration related to acquisitions	(60)	2,435	3,312
Other	495	79	669
Changes in operating assets and liabilities:
Accounts receivable	5,420	1,676	(409)
Unbilled receivables	(5,251)	4,637	(1,255)
Inventories	(234)	2,563	(852)
Prepaid expenses and other assets	6,724	(5,045)	(4,510)
Accounts payable	(873)	(236)	(2,596)
Accrued expenses	1,080	(347)	3,612
Customer deposits	(4,226)	1,777	(926)
Deferred revenues	(4,877)	(6,283)	(3,839)
Other	539	568	519

Net cash provided by operating activities from continuing operations	8,167	15,970	12,707
Net cash (used in) provided by operating activities from discontinued operations	(803)	1,387	1,672

Total cash provided by operating activities	7,364	17,357	14,379

Cash flows from investing activities:
Purchases of property and equipment	(2,315)	(3,972)	(1,512)
Purchases of marketable securities	(11,479)	(15,642)	(19,944)
Proceeds from sale and maturity of marketable securities	12,237	14,214	19,523
Additional proceeds from sale of equity investment	1,128	885	—
Acquisition of businesses and payment of contingent consideration, net of cash acquired	(4,009)	(8,175)	(4,935)
Decrease in restricted cash	938	262	132
Other	20	190	—

Net cash used in investing activities from continuing operations	(3,480)	(12,238)	(6,736)
Net cash provided by (used in) investing activities from discontinued operations	4,000	25,232	(1,891)

Total cash provided by (used in) investing activities	520	12,994	(8,627)

	For the Fiscal Years Ended January 31,
	2014	2013	2012
Cash flows from financing activities:
Repurchases of our common stock	—	(6,200)	—
Proceeds from issuance of common stock relating to stock option exercises	1,058	2,191	1,787

Total cash provided by (used in) financing activities	1,058	(4,009)	1,787

Effect of exchange rate changes on cash	71	(206)	(99)

Net increase in cash and cash equivalents	9,013	26,136	7,440

Cash and cash equivalents, beginning of period	106,721	80,585	73,145

Cash and cash equivalents, end of period	$115,734	$106,721	$80,585

Supplemental disclosure of cash flow information:
Income taxes paid	$2,606	$1,312	$565
Interest paid	$4	$89	$—
Supplemental disclosure of non-cash activities:
Transfer of items originally classified as inventories to equipment	$1,110	$897	$1,402
Issuance of common stock for settlement of contingent consideration related to acquisitions	$1,560	$—	$—
Asset held for sale reclassified to asset held for use and reclassified from current assets to property and equipment	$465	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

SEACHANGE INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Amounts in thousands, except share amounts)

	Common Stock				Accumulated Other Comprehensive Income (Loss)		Treasury Stock
	Number of Shares	Par Value	Additional Paid-In Capital	Accumulated Deficit	Cumulative Translation Adjustment	Unrealized Gain/Loss on Investments	Number of Shares	Amount	Total Stockholders’ Equity
Balance at January 31, 2011	31,876,815	$319	$207,121	$10,521	$(8,938)	$120	(39,784)	$(1)	$209,142
Issuance of common stock pursuant to exercise of stock options	253,668	3	1,784	—	—	—	—	—	1,787
Issuance of common stock pursuant to vesting of restricted stock units	378,955	4	(4)	—	—	—	—	—	—
Issuance of common stock pursuant to deferred consideration	25,006		204	—	—	—	—	—	204
Liability stock compensation awards reclassified to equity			1,417						1,417
Stock-based compensation expense	—	—	3,358	—	—	—	—	—	3,358
Change in fair value on marketable securities	—	—	—	—	—	(84)	—	—	(84)
Translation adjustment	—	—	—	—	(872)	—	—	—	(872)
Net income	—	—	—	(4,014)	—	—	—	—	(4,014)

Balance at January 31, 2012	32,534,444	326	213,880	6,507	(9,810)	36	(39,784)	(1)	210,938
Issuance of common stock pursuant to exercise of stock options	304,550	2	2,189	—	—	—	—	—	2,191
Issuance of common stock pursuant to vesting of restricted stock units	359,676	4	(4)	—	—	—	—	—	—
Issuance of common stock pursuant to deferred consideration	75,680	1	585	—	—	—	—	—	586
Purchase of treasury shares			(6,194)				(764,024)		(6,194)
Retirement of shares	(764,024)	(6)	—				764,024		(6)
Stock-based compensation expense			5,903	—	—	—	—	—	5,903
Change in fair value on marketable securities	—	—	—	—	—	(6)	—	—	(6)
Translation adjustment	—	—	—	—	7,954	—	—	—	7,954
Net loss	—	—	—	(19,165)	—	—	—	—	(19,165)

Balance at January 31, 2013	32,510,326	327	216,359	(12,658)	(1,856)	30	(39,784)	(1)	202,201
Issuance of common stock pursuant to exercise of stock options	118,529	1	1,057	—	—	—	—	—	1,058
Issuance of common stock pursuant to vesting of restricted stock units	205,928	1	(1)	—	—	—	—	—	—
Issuance of common stock pursuant to deferred consideration	202,888	1	1,558	—	—	—	—	—	1,559
Stock-based compensation expense			2,959	—	—	—	—	—	2,959
Change in fair value on marketable securities	—	—	—	—	—	(12)	—	—	(12)
Translation adjustment	—	—	—	—	(294)	—	—	—	(294)
Net loss	—	—	—	(3,030)	—	—	—	—	(3,030)

Balance at January 31, 2014	33,037,671	$330	$221,932	$(15,688)	$(2,150)	$18	(39,784)	$(1)	$204,441

The accompanying notes are an integral part of these consolidated financial statements.

SEACHANGE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Nature of Business

We are an industry leader in the delivery of multi-screen video. Our products and services facilitate the aggregation, licensing, management and distribution of video (primarily movies and television programming) and television advertising content to cable system operators, telecommunications companies and mobile communications providers.

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

We also hold minority investments in the capital stock of certain private companies having product offerings or customer relationships that have strategic importance. We evaluate our equity and debt investments and other contractual relationships with affiliate companies in order to determine whether the guidelines regarding the consolidation of variable interest entities (“VIE’s”) should be applied in the financial statements. Consolidation guidelines address consolidation by business enterprises of VIE’s that possess certain characteristics. A VIE is defined as an entity in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support. We use qualitative analysis to determine whether or not we are the primary beneficiary of a VIE. We consider the rights and obligations conveyed by the implicit and explicit variable interest in each VIE and the relationship of these with the variable interests held by other parties to determine whether its variable interests will absorb a majority of a VIE’s expected losses, receive a majority of its expected residual returns, or both. If we determine that our variable interests will absorb a majority of the VIE’s expected losses, receive a majority of their expected residual returns, or both, we consolidate the VIE as the primary beneficiary, and if not, it is not consolidated. We have concluded that we are not the primary beneficiary for any variable interest entities during fiscal 2014.

Effective February 1, 2013, as a result of a change in how we review our business, certain information technology and other costs, which were formerly allocated out of general and administrative expenses, remained in general and administrative expenses. Prior fiscal year balances were adjusted to conform to this presentation. The reclassification, reflected in our current statements of operations and comprehensive loss related to fiscal 2013 and fiscal 2012, is as follows:

	Fiscal Year Ended January 31,
	2013	2012
Cost of revenue—product	$(229)	$(156)
Cost of revenue—service	(1,139)	(1,132)
Research and development expenses	(960)	(1,031)
Selling and marketing expenses	(208)	(254)
General and administrative expenses	2,536	2,573

	$—	$—

Immaterial Prior Period Adjustment

During the second quarter of fiscal 2014, we identified an adjustment to the calculation of the derived service period on 875,000 stock options, which included both market price and service conditions, awarded to our CEO in May 2012 and which fully vested in fiscal 2014. The stock options vested in three increments based upon the closing price of SeaChange’s common stock. If on May 1, 2015 fewer than 437,500 options had vested pursuant to market price vesting terms, then an additional number of options would vest such that the total number of vested options under the award would equal 437,500 and all remaining unvested options would expire. Prior to the second quarter of fiscal 2014, we recorded the fair value of these stock options using the Monte Carlo simulation model, since the stock option vesting was variable depending on the closing market price of our common stock. The model simulated the daily trading price of the market price-based stock options’ expected term to determine if the vesting conditions would be triggered during that term and calculated a derived service period. As a result, the fair value of these stock options was estimated at $3.3 million with a derived service period of 2.1 years. During the second quarter of fiscal 2014, we determined that the simulation model used to calculate the derived service period of 2.1 years should have excluded the service condition of 36 months in vesting iterations. As a result of this change, the fair value of the stock option award of $3.3 million did not change but the derived service period would have been 7.2 months for the first increment of 291,667 stock options, 9.6 months for the second increment of 291,666 stock options and 10.8 months for the third increment of 291,667 stock options. The impact of this change resulted in an additional $1.8 million of stock compensation expense for our fiscal year 2013, which we have concluded would not have been material, individually or in the aggregate, to our prior reporting periods.

In evaluating whether this adjustment was material to previously issued consolidated financial statements, we considered the guidance in the SEC’s Staff Accounting Bulletin No. (“SAB”) 99, “Materiality,” and ASC 250, “Accounting Changes and Error Corrections.” We concluded this adjustment was not material individually or in the aggregate to any of the prior reporting periods, and therefore, amendments of previously filed reports were not required. However, the cumulative adjustment would have been material during the second quarter of fiscal 2014 if the cumulative adjustment was recorded. Accordingly, in accordance with the SEC’s SAB 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” adjustments to the applicable prior periods are reflected in the financial information herein and will be reflected in future filings containing such financial information. This non-cash adjustment had no net impact to our consolidated statements of cash flows. Below are the line items within these consolidated financial statements that have been adjusted (amounts in thousands):

Consolidated Statements of Operations and Comprehensive Loss:

	For the Fiscal Year Ended January 31, 2013
	As Previously Reported	Adjustment	As Revised
Stock-based compensation expense	$4,101	$1,828	$5,929
Loss from operations	$(3,518)	$(1,828)	$(5,346)
Net loss	$(17,337)	$(1,828)	$(19,165)
Comprehensive loss	$(9,389)	$(1,828)	$(11,217)
Basic and diluted net loss per share	$(0.53)	$(0.06)	$(0.59)

Consolidated Balance Sheet:

	January 31, 2013
	As Previously Reported	Adjustment	As Revised
Additional paid-in capital	$214,531	$1,828	$216,359
Accumulated loss	$(10,830)	$(1,828)	$(12,658)

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

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and on deposit and highly liquid, temporary cash investments with an original maturity of three months or less. All cash equivalents are carried at cost, which approximates fair value.

Marketable Securities

We account for investments in accordance with authoritative guidance that defines investment classifications. We determine the appropriate classification of debt securities at the time of purchase and reevaluate such designation as of each balance sheet date. Our investment portfolio consists primarily of money market funds, U.S. treasury notes or bonds and U.S. government agency bonds at January 31, 2014 and 2013, but can consist of corporate debt investments, asset-backed securities and government-sponsored enterprises. Our marketable securities are classified as available-for-sale and are reported at fair value with unrealized gains and losses, net of tax, reported in stockholders’ equity as a component of accumulated other comprehensive income or loss. The amortization of premiums and accretions of discounts to maturity are computed under the effective interest method and are included in other (expenses) income, net in our consolidated statements of operations and comprehensive loss. Interest on securities is recorded as earned and is also included in other (expenses) income, net. Any realized gains or losses would be shown in the accompanying consolidated statements of operations and comprehensive loss in other (expenses) income, net.

We evaluate our investments on a regular basis to determine whether an other-than-temporary decline in fair value has occurred. This evaluation consists of a review of several factors, including, but not limited to: the length of time and extent that an investment has been in an unrealized loss position; the existence of an event that would impair the issuer’s future earnings potential; and our intent and ability to hold an investment for a period of time sufficient to allow for any anticipated recovery in fair value. Declines in value below cost for investments where it is considered probable that all contractual terms of the investment will be satisfied, are due primarily to changes in interest rates, and where the company has the intent and ability to hold the investment for a period of time sufficient to allow a market recovery, are not assumed to be other-than-temporary. Any other-than-temporary declines in fair value are recorded in earnings and a new cost basis for the investment is established.

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

Valuation Techniques

When developing fair value estimates for certain financial assets and liabilities, we maximize the use of observable inputs and minimize the use of unobservable inputs. When available, we use quoted market prices, market comparables and discounted cash flow projections. Financial instruments include money market funds, U.S. treasury notes or bonds and U.S. government agency bonds.

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

Concentration of Credit Risk

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

For trade accounts receivable, we evaluate customers’ financial condition, require advance payments from certain of our customers and maintain reserves for potential credit losses. We perform ongoing credit evaluations of customers’ financial condition but generally do not require collateral. For some international customers, we require an irrevocable letter of credit to be issued by the customer before the purchase order is accepted. We monitor payments from customers and assess any collection issues. We maintain allowances for specific doubtful accounts and other risk categories of accounts based on estimates of losses resulting from the inability of the Company’s customers to make required payments and record these allowances as a charge to general and administrative expenses. We base our allowances for doubtful accounts on historical collections and write-off experience, current trends, credit assessments, and other analysis of specific customer situations. At January 31, 2014 and 2013, we had an allowance for doubtful accounts of $0.3 million and $0.9 million, respectively, to provide for potential credit losses.

Inventory Valuation

Inventories are stated at the lower of cost or net realizable value. Cost is determined using the first-in, first-out (“FIFO”) method. Inventories consist primarily of components and subassemblies and finished products held for sale. The values of inventories are reviewed quarterly to determine that the carrying value is stated at the lower of cost or net realizable value. We record charges to reduce inventory to its net realizable value when impairment is identified through a quarterly review process. The obsolescence evaluation is based upon assumptions and estimates about future demand, or possible alternative uses and involves significant judgments. For the years ended January 31, 2014, 2013 and 2012, we recorded a provision for obsolescence of $0.1 million, $0.3 million and $0.6 million, respectively.

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

Generally, property and equipment include assets in service and fully depreciated assets remaining in service along with related accumulated depreciation are not removed from the balance sheet. Upon retirement or sale of an asset or asset group, the cost of the assets disposed of, and the related accumulated depreciation, are removed from the accounts, and any resulting gain or loss is included in the determination of net income or loss.

Investments in Affiliates

Our investments in affiliates include investments accounted for under the cost method and the equity method of accounting. The investments that represent less than a 20% ownership interest of the common shares of the affiliate are carried at cost. Under the equity method of accounting, which generally applies to investments that represent 20% to 50% ownership of the common shares of the affiliate, our proportionate ownership share of the earnings or losses of the affiliate are included in equity income in earnings of affiliates in our consolidated statements of operations and comprehensive loss.

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

Intangible Assets and Goodwill

Intangible assets consist of customer contracts, completed technology, non-compete agreements, patents and trademarks. The intangible assets are amortized to cost of sales and operating expenses, as appropriate, on a straight-line or accelerated basis, using the economic consumption life basis, in order to reflect the period that the assets will be consumed, which are:

Intangible assets with finite useful lives:
Customer contracts	1 - 8 years
Non compete agreements	2 - 3 years
Completed technology	4 - 6 years
Trademarks, patents and other	5 years

Intangible assets with indefinite useful lives:
Trade names	indefinite life
Goodwill	indefinite life

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

Amortization expense is recorded over the period of economic consumption or the life of the agreement, whichever results in the higher expense, starting with the first shipment of the product to a customer. Amortization expense charged to cost of sales was $1.3 million, $2.4 million and $2.5 million for fiscal 2014, 2013 and 2012, respectively.

Goodwill is recorded when the consideration for an acquisition exceeds the fair value of net tangible and identifiable intangible assets acquired.

Impairment of Assets

Indefinite-lived intangible assets, such as goodwill and trade names are not amortized, but are evaluated for impairment, at the reporting unit level, annually in our third quarter beginning August 1st. Indefinite-lived intangible assets may be tested for impairment on an interim basis in addition to the annual evaluation if an event occurs or circumstances change such as declines in sales, earnings or cash flows, decline in the Company’s stock price, or material adverse changes in the business climate, which would more likely than not reduce the fair value of a reporting unit below its carrying amount.

The process of evaluating indefinite-lived intangible assets for impairment requires several judgments and assumptions to be made to determine the fair value of the Company, including the method used to determine fair value, discount rates, expected levels of cash flows, revenues and earnings, and the selection of comparable companies used to develop market based assumptions. One of three generally accepted approaches may be used to value intangible assets for impairment: the market approach, the income approach and the asset-based (cost) approach to arrive at the fair value. We chose to use the market approach and the income approach in our testing for fiscal 2014. In calculating the fair value, we derived the standalone projected five year cash flows for the Company. This process started with the projected cash flows which were discounted. The choice of which approach and methods to use in a particular situation depends on the facts and circumstances.

We also evaluate property and equipment, intangible assets with finite useful lives and other long-lived assets on a regular basis for the existence of facts or circumstances, both internal and external that may suggest an asset is not recoverable. If such circumstances exist, we evaluate the carrying value of long-lived assets to determine if impairment exists based upon estimated undiscounted future cash flows over the remaining useful life of the assets and compares that value to the carrying value of the assets. Our cash flow estimates contain management’s best estimates, using appropriate and customary assumptions and projections at the time.

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

Deferred income tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective income tax bases, and operating loss and tax credit carry forwards. We evaluate the weight of all available evidence to determine whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. We will record a valuation allowance if the likelihood of realization of the deferred tax assets in the future is reduced based on an evaluation of objective verifiable evidence. Significant management judgment is required in determining our income tax provision, our deferred tax assets and liabilities and any valuation allowance recorded against our deferred tax assets. We have established a 100% valuation allowance against our U.S. deferred tax assets due to indications that they may not be realized. The amount of the deferred tax asset considered realizable is subject to change based on future events, including generating sufficient pre-tax income in future periods. In the event that actual results differ from these estimates, our provision for income taxes could be materially impacted. We do not provide for U.S. federal and state income taxes on the undistributed earnings of our non-U.S. subsidiaries that are considered indefinitely reinvested in the operations outside the United States.

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

The aggregate foreign exchange transaction losses included in other (expenses) income, net, on the consolidated statements of operations and comprehensive loss, were $0.4 million, approximately $23,000 and $0.2 million for fiscal 2014, 2013 and 2012, respectively.

Comprehensive Loss

We present accumulated other comprehensive loss and total comprehensive loss in the consolidated statement of operations. At the end of fiscal 2014, 2013 and 2012, our total comprehensive loss of $3.3 million, $11.2 million and $5.0 million consists primarily of net loss, cumulative translation adjustments and unrealized gains and losses on marketable securities.

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

For our cloud and managed service revenues, we generate revenue from two sources; (1) subscription and support services; and (2) professional services and other. Subscription and support revenue includes subscription fees from customers accessing our cloud-based software platform and support fees. Our arrangements with customers do not provide the customer with the right to take possession of the software supporting the cloud-based software platform at any time. Professional services and other revenue include fees from implementation and customization to support customer requirements. Amounts that have been invoiced are recorded in accounts receivable and in deferred revenue or revenue, depending on whether the revenue recognition criteria have been met.

For the most part, subscription and support agreements are entered into for 12 to 36 months. In aggregate, more than 90% of the professional services component of the arrangements with customers is performed within a year of entering into a contract with the customer.

The subscription agreements generally provide service-level commitments of 99.5% uptime per period, excluding scheduled maintenance. The failure to meet this level of service availability may require us to credit qualifying customers. In light of our historical experience with meeting our service-level commitments, we do not currently have any liabilities on our balance sheet for these commitments.

In most instances, revenue from a new customer acquisition is generated under sales agreements with multiple elements, comprised of subscription and support and other professional services. We evaluate each element in a multiple-element arrangement to determine whether it represents a separate unit of accounting. An element constitutes a separate unit of accounting when the delivered item has standalone value and delivery of the undelivered element is probable and within our control.

Stock-based Compensation

We account for all employee and non-employee director stock-based compensation awards using the authoritative guidance regarding stock-based payments. We have continued to use the Black-Scholes pricing model as the most appropriate method for determining the estimated fair value of all applicable awards. We also use the Monte Carlo pricing model for our market-based option awards. Determining the appropriate fair value model and calculating the fair value of stock-based payment awards requires the input of highly subjective assumptions, including the expected life of the stock-based payment awards and stock price volatility. Management estimates the volatility based on the historical volatility of our stock. The assumptions used in calculating the fair value of stock-based payment awards represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management’s judgment. As a result, if circumstances change and we use different assumptions, our stock-based compensation expense could be materially different in the future. In addition, we are required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. If our actual forfeiture rate is materially different from our estimate, the stock-based compensation expense could be significantly different from what it has recorded in the current period. The estimated fair value of our stock-based options and performance-based restricted stock units (“RSUs”), less expected forfeitures, is amortized over the awards’ vesting period on a graded vesting basis, whereas the RSUs and employee stock purchase plan stock units are amortized on a straight-line basis.

Advertising Costs

Advertising costs are charged to expense as incurred. Advertising costs were $0.1 million, $0.2 million and $0.4 million for fiscal 2014, 2013 and 2012, respectively.

Earnings Per Share

Earnings per share are presented in accordance with authoritative guidance which requires the presentation of “basic” earnings per share and “diluted” earnings per share. Basic earnings per share is computed by dividing earnings available to common shareholders by the weighted-average shares of common stock outstanding during the period. For the purposes of calculating diluted earnings per share, the denominator includes both the weighted average number of shares of common stock outstanding during the period and the weighted average number of potential shares of common stock, such as stock options, employee stock purchase plan and restricted stock, calculated using the treasury stock method. For the purpose of calculating diluted loss per share, we do not include these shares in the denominator because these shares would have an anti-dilutive effect on periods in which we incur a net loss. Certain shares of our common stock have exercise prices in excess of the average market price. These shares are anti-dilutive and are omitted from the calculation of earnings per share. For more information on this see Note 14., “Net Loss Per Share,” below.

Recent Accounting Standard Updates

Definition of a Public Business Entity

In December 2013, the FASB issued ASU 2013-12, “Definition of a Public Business Entity: An Addition to the Master Glossary,” which provides entities with a single definition of a Public Business Entity for use in future financial accounting and guidance beginning in fiscal 2015. We do not anticipate adoption of this guidance to have a material impact on our financial statements.

Release of Cumulative Translation Adjustment into Net Income

In March 2013, the FASB issued ASU 2013-05, “Foreign Currency Matter (Topic 830) – Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity,” which amends previous guidance related to overall consolidation rules and rules related to the translation of financial statements. ASU 2013-05 requires that the parent release any related cumulative translation adjustment into net income only if the sale or transfer results in the complete or substantially complete liquidation of the foreign entity in which the subsidiary or group of assets had resided. The new guidance will be effective prospectively for us beginning February 1, 2014. Early adoption is permitted. We do not anticipate adoption of this guidance to have a material impact on our financial statements.

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

On May 21, 2012, we completed the sale of our media services business, ODG, to Avail Media, Inc. (“Avail”) for a purchase price of approximately $27 million plus certain working capital adjustments. We recorded a $15.5 million loss in our consolidated statements of operations and comprehensive loss from the sale of ODG, primarily arising from a related $17.0 million goodwill impairment charge that we recorded in the first quarter of fiscal 2013. The financial results from our former media services segment are included as discontinued operations in our consolidated statements of operations and comprehensive loss.

The following table details selected financial information for our former broadcast servers and storage and media services business units for the periods presented (amounts in thousands):

	For the Fiscal Year Ended January 31, 2014			For the Fiscal Year Ended January 31, 2013			For the Fiscal Year Ended January 31, 2012
	Servers and Storage	Media Services	Total Discontinued Operations	Servers and Storage	Media Services	Total Discontinued Operations	Servers and Storage	Media Services	Total Discontinued Operations
Revenues:
Products	$46	$—	$46	$1,031	$—	$1,031	$6,159	$—	$6,159
Services	—	—	—	835	9,315	10,150	5,720	32,913	38,633

Total revenues	$46	$—	$46	$1,866	$9,315	$11,181	$11,879	$32,913	$44,792

(Loss) income from discontinued operations:
(Loss) income from discontinued operations, before tax	$(803)	$—	$(803)	$(1,854)	$(194)	$(2,048)	$(2,400)	$2,109	$(291)
Income tax provision (benefit)	—	—	—	84	(13)	71	100	312	412
Income in investment in affiliates	—	—	—	—	(174)	(174)	—	92	92

(Loss) income from discontinued operations, after tax	$(803)	$—	$(803)	$(1,938)	$(355)	$(2,293)	$(2,500)	$1,889	$(611)

Asset Placed Back in Service

As a result of the divestiture of our former broadcast servers and storage business, we determined we would no longer utilize our facility in Greenville, New Hampshire as an active operation and placed the building on the market for sale.

During fiscal 2014 we determined that the building asset group no longer met the criteria for an asset held for sale in accordance with ASC 360-10-45-9, “Property, Plant, and Equipment – Impairment or Disposal of Long-Lived Assets.” Therefore, we placed the asset group back in service as an asset held and used as of October 31, 2013. We determined that the remaining estimated useful life of the building asset group should be based on the remaining useful life of the primary asset of the building group, which we consider to be approximately seven years.

4. Investments in Marketable Securities

Fair Value Measurements of Assets and Liabilities

The following tables set forth our financial assets and liabilities that were accounted for at fair value on a recurring basis as of January 31, 2014 and January 31, 2013:

		Fair Value at January 31, 2014 Using
	January 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Amounts in thousands)
Financial assets:
Cash	$112,271	$112,271	$—	$—
Money market accounts (a)	3,463	3,463	—	—
Available for sale marketable securities:
Current marketable securities:
U.S. treasury notes and bonds—conventional	3,545	3,545	—	—
U.S. government agency issues	2,010	—	2,010	—
Non-current marketable securities:
U.S. government agency issues	6,814	—	6,814	—

Total	$128,103	$119,279	$8,824	$—

		Fair Value at January 31, 2013 Using
	January 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Amounts in thousands)
Financial assets (b):
Cash	$104,109	$104,109	$—	$—
Money market accounts (a)	2,612	2,612	—	—
Available for sale marketable securities:
Current marketable securities:
U.S. treasury notes and bonds—conventional	2,016	2,016	—	—
U.S. government agency issues	4,034	—	4,034	—
Non-current marketable securities:
U.S. treasury notes and bonds—conventional	2,071	2,071	—	—
U.S. government agency issues	5,098	—	5,098	—

Total	$119,940	$110,808	$9,132	$—

Other liabilities:
Acquisition-related consideration (c)	$5,656	$—	$—	$5,656

a)	Money market funds and U.S. treasury bills are included in cash and cash equivalents on the accompanying consolidated balance sheet and are valued at quoted market prices for identical instruments in active markets.
b)	The above table reflects a revision to reclassify $9.1 million of investments in U.S. treasury notes and bonds held as of January 31, 2013 from Level 1 to Level 2. Management believes this revision is not significant to the financial statements.
c)	The fair value of our contingent consideration arrangement is determined based on our evaluation as to the probability and amount of any earn-out that will be achieved based on expected future performance by the acquired entity, as well as the fair value of fixed purchase price.

The following table sets forth a reconciliation of liabilities measured at fair value on a recurring basis with the use of significant unobservable inputs (Level 3) for the fiscal year ended January 31, 2014 (amounts in thousands):

Level 3 Accrued Contingent Consideration
Ending balance January 31, 2013	$5,656
Change in fair value of contingent consideration	(60)
Contingency payment/Issuance of stock	(5,619)
Translation adjustment	23

Ending balance January 31, 2014	$—

Available-for-Sale Securities

We rely on mark to market valuations to record the fair value of our available for sale security assets which are measured under a Level 1 input. These assets are publicly-traded equity securities for which market prices are readily observable and recorded. At January 31, 2014 and 2013, we had $5.6 million and $6.1 million, respectively, in short-term marketable securities and $6.8 million and $7.2 million, respectively, in long-term marketable securities.

We determine the appropriate classification of debt securities at the time of purchase and reevaluate such designation as of each balance sheet date. Our investment portfolio consists of money market funds, U.S. treasury notes and bonds, and U.S. government agency notes and bonds. All highly liquid investments with an original maturity of three months or less when purchased are considered to be cash equivalents. All cash equivalents are carried at cost, which approximates fair value. Our marketable securities are classified as available-for-sale and are reported at fair value with unrealized gains and losses, net of tax, reported in stockholders’ equity as a component of accumulated other comprehensive income or loss. The amortization of premiums and accretions of discounts to maturity are computed under the effective interest method and is included in interest income. Interest on securities is recorded as earned and is also included in interest income. Any realized gains or losses would be shown in the accompanying consolidated statements of operations and comprehensive loss in other (expenses) income, net.

The following is a summary of available-for-sale securities, including the cost basis, aggregate fair value and gross unrealized gains and losses, for cash equivalents, short-and long-term marketable securities portfolio as of January 31, 2014 and 2013:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(Amounts in thousands)
January 31, 2014:
Cash	$112,271	$—	$—	$112,271
Cash equivalents	3,463	—	—	3,463

Cash and cash equivalents	115,734	—	—	115,734

U.S. treasury notes and bonds—short-term	3,540	5		3,545
U.S. government agency issues—short-term	2,005	5	—	2,010
U.S. government agency issues—long-term	6,806	8		6,814

Total cash, cash equivalents and marketable securities	$128,085	$18	$—	$128,103

January 31, 2013:
Cash	$104,109	$—	$—	$104,109
Cash equivalents	2,612	—	—	2,612

Cash and cash equivalents	106,721	—	—	106,721

U.S. treasury notes and bonds—short-term	2,015	1		2,016
U.S. treasury notes and bonds—long-term	2,064	7		2,071
U.S. government agency issues—short-term	4,027	7	—	4,034
U.S. government agency issues—long-term	5,083	15		5,098

Total cash, cash equivalents and marketable securities	$119,910	$30	$—	$119,940

The gross realized gains and losses on sale of available-for-sale securities for fiscal years 2014, 2013 and 2012 were immaterial. For purposes of determining gross realized gains and losses, the cost of securities sold is based on specific identification.

Contractual maturities of available-for-sale debt securities at January 31, 2014 are as follows (amounts in thousands):

Estimated Fair Value
Maturity of one year or less	$5,555
Maturity between one and five years	6,814

Total	$12,369

We concluded that there were no other than temporary declines in investments recorded as of January 31, 2014, 2013 and 2012. The unrealized holding losses, net of tax, on available-for-sale securities in the amount of approximately $12,000, approximately $6,000 and $0.1 million for the years ended January 31, 2014, 2013 and 2012, respectively, have been included in stockholders’ equity as a component of accumulated other comprehensive loss.

Cash, Cash Equivalents and Marketable Securities

Cash and cash equivalents consist primarily of highly liquid investments in money market mutual funds, government sponsored enterprise obligations, treasury bills, commercial paper and other money market securities with remaining maturities at date of purchase of 90 days or less. The fair value of cash (including restricted cash), cash equivalents and marketable securities at January 31, 2014 and 2013 was $128.1 million and $120.9 million, respectively.

5. Consolidated Balance Sheet Detail

Inventories consist primarily of hardware and related component parts and are stated at the lower of cost (on a first-in, first-out basis) or market. Inventories consist of the following:

	January 31,
	2014	2013
	(Amounts in thousands)
Components and assemblies	$2,201	$3,472
Finished products	4,431	3,900

Total inventories	$6,632	$7,372

Property and equipment, net consists of the following:

	Estimated Useful Life (Years)	January 31,
		2014	2013 (1)
		(Amounts in thousands)
Land		$2,880	$2,780
Buildings	20	12,081	11,426
Office furniture and equipment	5	998	1,073
Computer equipment, software and demonstration equipment	3	17,466	16,458
Service and spare components	5	1,158	1,251
Leasehold improvements	1-7	1,145	1,089

		35,728	34,077
Less—Accumulated depreciation		(17,198)	(15,678)

Total property and equipment, net		$18,530	$18,399

(1)	Fiscal 2013 property and equipment balances in the table above were adjusted to write off $42.8 million of fully depreciated assets as of January 31, 2013, in accordance with our property and equipment policy, to conform to our current fiscal year presentation.

Depreciation expense of fixed assets was $4.4 million, $4.7 million and $5.4 million for the years ended January 31, 2014, 2013 and 2012, respectively.

Other accrued expenses consist of the following:

	January 31,
	2014	2013
	(Amounts in thousands)
Accrued compensation and commissions	$4,115	$4,136
Acquisition-related consideration	—	5,656
Employee benefits	2,086	631
Accrued other	6,296	3,393

Total other accrued expenses	$12,497	$13,816

6. Goodwill and Intangible Assets

At January 31, 2014 and 2013, we had goodwill of $45.2 million and $45.1 million, respectively. The change in the carrying amount of goodwill for the years ended January 31, 2013 and 2012 are as follows:

	Software	Media Services	Total
Balance at January 31, 2012	$44,415	$19,225	$63,640
Acquisition of goodwill—Flashlight	10	—	10
Goodwill related to discontinued operations	—	(19,225)	(19,225)
Cumulative translation adjustment	678	—	678

Balance at January 31, 2013	45,103	—	45,103
Cumulative translation adjustment	47	—	47

Balance at January 31, 2014	$45,150	$—	$45,150

We performed our annual impairment tests of goodwill on August 1, 2013 and 2012, and determined that the fair value of our goodwill balance exceeded its carrying value and no impairment charge was necessary. While no impairment charges resulted from our analysis performed during the fourth quarter of fiscal 2014, impairment charges may occur in the future as a result of changes in projected growth and other factors.

At January 31, 2014 and 2013, the balances in net intangible assets of $12.9 million and $17.5 million, respectively, consist of patents, customer contracts, non-compete agreements, completed technology and trademarks.

Intangible assets, net, consisted of the following:

		January 31, 2014			January 31, 2013
	Weighted average remaining life (Years)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
		(Amounts in thousands)
Finite-lived intangible assets:
Customer contracts	6.0	$32,593	$(22,344)	$10,249	$32,568	$(18,756)	$13,812
Non-compete agreements	1.0	2,772	(2,632)	140	2,769	(2,375)	394
Completed technology	5.1	11,461	(9,195)	2,266	11,448	(8,437)	3,011
Trademarks, patents and other	—	7,151	(7,151)	—	7,151	(7,054)	97

Total finite-lived intangible assets		$53,977	$(41,322)	$12,655	$53,936	$(36,622)	$17,314

Indefinite-lived intangible assets:
Trade names	Indefinite	200	—	200	200	—	200

Total indefinite-lived intangible assets		$200	$—	$200	$200	$—	$200

Total intangible assets		$54,177	$(41,322)	$12,855	$54,136	$(36,622)	$17,514

Amortization expense for intangible assets was $4.6 million, $6.4 million and $6.3 million for fiscal 2014, 2013 and 2012, respectively. In fiscal 2014, 2013 and 2012, $1.3 million, $2.4 million, and $2.5 million respectively, was charged to cost of product revenues. In fiscal 2014, 2013 and 2012, $3.3 million, $4.0 million and $3.8 million, respectively, was charged to operating expense.

The total amortization expense for each of the next five fiscal years is as follows (amounts in thousands):

For the Fiscal Years Ended January 31,	Estimated Amortization Expense
2015	$4,318
2016	3,530
2017	2,406
2018	1,445
2019	739
Fiscal 2020 and thereafter	217

Total Future Amortization	$12,655

Actual amounts may change from such estimated amounts due to fluctuations in foreign currency exchange rates, additional intangible asset acquisitions, potential impairment, accelerated amortization, or other events.

7. Severance and Other Restructuring Costs

During fiscal 2014, we continued to take actions to lower our cost structure as we strive to improve our financial performance and incurred restructuring charges totaling $0.9 million. These charges were primarily due to severance costs from a reduction of 20 employees during fiscal 2014.

During fiscal 2013, we incurred restructuring charges totaling $3.1 million. These charges included severance costs of $1.9 million and other restructuring costs of $1.2 million. Severance costs were primarily a result of a reduction of the finance and manufacturing departments and the termination of two senior executives during fiscal 2013. The other restructuring costs included:

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

The following table shows the change in balances of our severance liability for the fiscal year ended January 31, 2014. These amounts are reported as a component of other accrued expenses on the consolidated balance sheets as of January 31, 2014 (amounts in thousands):

Accrual balance as of January 31, 2013	$330
Severance charges accrued	880
Severance costs paid	(1,005)

Accrual balance as of January 31, 2014	$205

8. Commitments and Contingencies

ARRIS Litigation

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

Revolving Line of Credit/Demand Note Payable

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

Operating Leases

We lease certain of our operating facilities, automobiles and office equipment under non-cancelable operating leases, which expire at various dates through 2017. Leases for our facilities typically contain standard commercial lease provisions, including renewal options and rent escalation clauses. Rental expense under operating leases was $2.4 million, $2.7 million and $2.6 million for fiscal 2014, 2013 and 2012, respectively. Future commitments under minimum lease payments as of January 31, 2014 are as follows (amounts in thousands):

For the Fiscal Years Ended January 31,	Operating Leases
2015	$2,291
2016	1,863
2017	1,212
2018	254
2019	—
2020 and thereafter	—

Minimum operating lease payments	$5,620

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

We provide such minimum purchase guarantees and indemnification after considering the economics of the transaction and other factors including but not limited to the liquidity and credit risk of the other party in the transaction. We believe that the likelihood is remote that any such arrangement could have a material adverse effect on our financial position, results of operation or liquidity. We record liabilities, as disclosed above, for such guarantees based on our best estimate of probable losses which considers amounts recoverable under any recourse provisions.

9. Stockholders’ Equity

Stock Authorization

The Board of Directors is authorized to issue from time to time up to an aggregate of 5,000,000 shares of preferred stock, in one or more series. Each such series of preferred stock shall have the number of shares, designations, preferences, voting powers, qualifications and special or relative rights or privileges to be determined by the Board of Directors, including dividend rights, voting rights, redemption rights and sinking fund provisions, liquidation preferences, conversion rights and preemptive rights. No preferred stock has been issued as of January 31, 2014.

Stock Repurchase Program

On September 4, 2013, our Board of Directors authorized the repurchase of up to $25.0 million of our common stock through a share repurchase program. The repurchase program terminates January 31, 2015. Under the program, we are authorized to repurchase shares through Rule 10b5-1 plans, open market purchases, privately negotiated transactions, block purchases or otherwise in accordance with applicable federal securities laws, including Rule 10b-18 of the Securities Exchange Act of 1934. We executed a Rule 10b5-1 plan commencing in January 2014. This share repurchase program does not obligate us to acquire any specific number of shares and may be suspended or discontinued at any time. All repurchases are expected to be funded from our current cash and investment balances. The timing and amount of shares to be repurchased will be based on market conditions and other factors, including price, corporate and regulatory requirements, and alternative investment opportunities. Any shares repurchased by us under the share repurchase program will reduce the number of shares outstanding. We have not purchased any shares of our common stock under this program as of January 31, 2014.

Stock-based Compensation

We use the provisions of the authoritative guidance which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including employee stock options and RSUs based on estimated fair values. The fair value of our stock-based options and performance-based RSUs, less expected forfeitures, is amortized over the awards’ vesting period on a graded vesting basis, whereas the RSUs are amortized on a straight-line basis. We have applied the provisions of authoritative guidance allowing the use of a “simplified” method, in developing an estimate of the expected term of “plain vanilla” share options.

Stock-based compensation includes expense charges for all stock-based awards to employees and directors. Such awards include option grants and RSU awards. The estimated fair value of our stock-based options and performance-based RSUs, less expected forfeitures, is amortized over the awards’ vesting period on a graded vesting basis, whereas the RSUs are amortized on a straight-line basis.

The effect of recording stock-based compensation was as follows:

	For the Fiscal Years Ended January 31,
	2014	2013	2012
	(Amounts in thousands)
Stock-based compensation expense by type of award:
Stock options	$453	$3,586	$120
Restricted stock units	1,907	2,218	1,265
Performance-based restricted stock units	599	125	1,603

Total stock-based compensation	$2,959	$5,929	$2,988

Since additional option grants and RSU awards are expected to be made each year and options and awards vest over several years, the effects of applying authoritative guidance for recording stock-based compensation for the year ended January 31, 2014 are not indicative of future amounts.

Determining Fair Value

Stock Options

We record the fair value of most stock options using the Black-Scholes valuation model. Key input assumptions used to estimate the fair value of stock options include the exercise price, the expected option term, the risk-free interest rate over the option’s expected term, the expected annual dividend yield and the expected stock price volatility. The expected option term was determined using the “simplified” method for “plain vanilla” options. The expected stock price volatility was established using a blended volatility, which is an average of the historical volatility of our common stock over a period of time equal to the expected term of the stock option, and the average volatility of our common stock over the most recent one-year and two-year periods. The risk-free interest rate is based upon the U.S. treasury bond yield at the grant date, using a remaining term equal to the expected life. The expected dividend yield is 0%, as we have not paid cash dividends on our common stock since our inception.

The fair value of stock options granted was estimated at the date of grant using the following assumptions:

	For the Fiscal Years Ended January 31,
	2014	2013	2012
Expected term (in years)	5-7	3-7	4-5
Expected volatility (range)	44-46%	49-52%	52%
Weighted average volatility	45%	52%	52%
Risk-free interest rate	0.7-0.9%	0.7-1.2%	0.8%
Weighted average interest rate	0.8%	1.2%	0.8%
Expected dividend yield	0%	0%	0%

Market-Based Options

When market-based vesting is used on stock options (“Market Condition Options”) we use the Monte Carlo simulation model. The model simulates daily trading prices of the Market Condition Options’ expected term to determine if vesting conditions would be triggered during that term.

Stock Option Plans

2011 Compensation and Incentive Plan.

On July 20, 2011 our stockholders approved the adoption of our 2011 Compensation and Incentive Plan (the “2011 Plan”). Under the 2011 Plan, as originally adopted, the number of authorized shares of common stock is equal to 2,800,000 shares plus the number of shares that expired, terminated, surrendered or were forfeited awards subsequent to July 20, 2011 under the Amended and Restated 2005 Equity Compensation and Incentive Plan (the “2005 Plan”). Following approval of the 2011 Plan, the 2005 Plan was terminated. The 2011 Plan provides for the grant of incentive stock options, nonqualified stock options, restricted stock, RSUs, and other equity based non-stock option awards (as determined by the plan administrator) to officers, employees, consultants and directors of the Company. On July 17, 2013, shareholders approved an amendment to the 2011 Plan which:

•	increased the number of shares authorized for issuance by 2,500,000, bringing the total amount of authorized shares to 5,300,000;

•	increased the maximum number of shares underlying awards issued to an individual participant that may vest in one fiscal year from 500,000 to 1,250,000 shares, subject to certain exceptions specified in the 2011 Plan;

•	increased the per participant award limit per fiscal year from 500,000 to 1,250,000 shares effective February 1, 2012. This was previously approved by the Board of Directors during the first quarter of fiscal 2014; and

•	approved the material terms of the performance graph of the 2011 Plan under which tax-deductible compensation may be paid for purposes of Section 162(m) of the Internal Revenue Code of 1986, as amended (the “Code”), including the business criteria on which performance goals may be based.

We may satisfy awards upon the exercise of stock options or vesting of RSUs with newly issued shares or treasury shares. The Board of Directors is responsible for the administration of the 2011 Plan and determining the terms of each award, award exercise price, the number of shares for which each award is granted and the rate at which each award vests. In certain instances the Board of Directors may elect to modify the terms of an award. As of January 31, 2014, there were 3,260,327 shares available for future grant.

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

On May 1, 2012, we granted to the Chief Executive Officer, as part of his total compensation package, 875,000 stock options with market and service conditions, to purchase the Company’s common stock at an exercise price equal to the last reported sale price of the common stock as of the date of grant. These stock options are currently fully vested. We recorded the fair value of these stock options using the Monte Carlo simulation model, since the stock option vesting was variable depending on the closing price of our traded common stock. The model simulated the daily trading price of the market stock options’ expected term to determine if the vesting conditions would be triggered during that term. As a result, the fair value of these stock options was estimated at $3.3 million at the date of grant.

The following table summarizes the stock option activity (excluding RSUs):

	For the Fiscal Years Ended January 31,
	2014		2013		2012
	Shares	Weighted average exercise price	Shares	Weighted average exercise price	Shares	Weighted average exercise price
Outstanding at beginning of period	1,917,448	$10.35	2,125,371	$11.83	2,382,174	$12.31
Granted	12,500	$10.10	892,500	$8.21	250,000	$6.74
Exercised	(118,528)	$9.10	(304,550)	$7.19	(253,668)	$7.04
Forfeited/expired/cancelled	(309,244)	$13.78	(795,873)	$13.11	(253,135)	$16.11

Outstanding at end of period	1,502,176	$9.77	1,917,448	$10.35	2,125,371	$11.83

Options exercisable at end of period	1,440,521	$9.90	937,444	$12.78	1,878,707	$12.51

Weighted average remaining contractual term (in years)		3.93		1.86		2.10

The weighted-average fair valuation at grant date of stock options granted during the years ended January 31, 2014, 2013 and 2012, was $3.89, $3.78, and $2.86, respectively. As of January 31, 2014, the unrecognized stock-based compensation related to the unvested stock options was approximately $50,000, net of estimated forfeitures. Total unrecognized compensation cost will be adjusted for any future changes in estimated changes in forfeitures. This cost will be recognized over an estimated weighted average amortization period of seventeen months.

The total intrinsic value of options exercised during the years ended January 31, 2014, 2013 and 2012 was $0.3 million, $0.5 million and $0.8 million, respectively, with intrinsic value defined as the difference between the market price on the date of exercise and the grant date price.

The cash received from employees as a result of employee stock option exercises during fiscal years 2014, 2013 and 2012 was $1.1 million, $2.2 million, and $1.8 million, respectively.

The following table summarizes information about employee and director stock options outstanding and exercisable as of January 31, 2014:

	Options Outstanding			Options Exercisable
	Number outstanding	Weighted average remaining contractual terms (years)	Weighted average exercise price	Number exercisable	Weighted average exercise price
Range of exercise prices
$6.74 to $6.74	224,421	4.96	$6.74	166,099	$6.74
$7.00 to $8.15	11,500	3.16	$7.69	8,167	$7.69
$8.22 to $8.22	875,000	5.24	$8.22	875,000	$8.22
$11.56 to $14.47	193,980	0.45	$13.29	193,980	$13.29
$15.52 to $15.84	84,313	0.10	$15.62	84,313	$15.62
$16.04 to $16.04	2,500	0.66	$16.04	2,500	$16.04
$16.56 to $16.56	5,000	1.01	$16.56	5,000	$16.56
$17.26 to $17.26	5,000	0.95	$17.26	5,000	$17.26
$17.39 to $17.39	89,462	0.75	$17.39	89,462	$17.39
$19.98 to $19.98	11,000	1.64	$19.98	11,000	$19.98

	1,502,176	3.93	$9.77	1,440,521	$9.90

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

The following table summarizes the RSU activity:

	For the Fiscal Years Ended January 31,
	2014		2013		2012
	Shares	Weighted average grant date fair value	Shares	Weighted average grant date fair value	Shares	Weighted average grant date fair value
Nonvested at beginning of period	552,980	$10.51	721,365	$10.46	363,078	$8.00
Awarded	146,411	$11.15	375,317	$8.62	855,143	$10.10
Vested	(205,928)	$12.61	(348,346)	$8.73	(381,955)	$7.53
Forfeited/expired/cancelled	(46,995)	$9.93	(195,356)	$9.87	(114,901)	$9.73

Nonvested at end of period	446,468	$9.81	552,980	$10.51	721,365	$10.46

As of January 31, 2014, the unrecognized stock-based compensation related to the unvested RSUs was $4.2 million. This cost will be recognized over an estimated weighted average amortization period of 1.1 years.

10. Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss consisted of the following:

	January 31,
	2014	2013	2012
	(Amounts in thousands)
Foreign currency translation adjustments	$(2,150)	$(1,856)	$(9,810)
Unrealized gain on marketable securities	18	30	36

Accumulated other comprehensive loss	$(2,132)	$(1,826)	$(9,774)

Unrealized holding losses on securities available for sale are approximately $12,000 and approximately $6,000 as of January 31, 2014 and 2013, respectively.

Comprehensive loss consists of net loss and other comprehensive loss, which includes foreign currency translation adjustments and changes in unrealized gains and losses on marketable securities. For purposes of comprehensive loss disclosures, we do not record tax expense or benefits for the net changes in the foreign currency translation adjustments, as we intend to permanently reinvest all undistributed earnings of our foreign subsidiaries.

11. Segment Information, Significant Customers and Geographic Information

Segment Information

Operating segments are defined as components of an enterprise evaluated regularly by the Company’s senior management in deciding how to allocate resources and assess performance. Our reportable segment was determined based upon the nature of the products offered to customers, the market characteristics of each operating segment and the Company’s management structure.

Our operations are organized into one reportable segment. This segment includes product revenues and related services such as professional services, installation, training, project management, product maintenance, technical support and software development for those software products.

Significant Customers

The following table summarizes revenues by significant customers where such revenue exceeded 10% of total revenues for the indicated period:

	For Fiscal Years Ended January 31,
	2014	2013	2012
Customer A	24%	21%	14%
Customer B .	15%	18%	24%
Customer C .	10%	N/A	N/A

Geographic Information

The following summarizes revenues by customers’ geographic locations:

	For the Fiscal Years Ended January 31,
	2014		2013		2012
	Amount	%	Amount	%	Amount	%
	(Amounts in thousands, except percentages)
Revenues by customers’ geographic locations:
North America(1)	$77,105	53%	$94,155	60%	$107,263	65%
Europe and Middle East	53,105	36%	49,824	32%	47,889	29%
Latin America	13,156	9%	11,777	7%	5,579	3%
Asia Pacific	2,953	2%	1,432	1%	4,061	3%

Total revenues	$146,319		$157,188		$164,792

(1)	Includes total revenues for the United States for the periods shown as follows:

	For the Fiscal Years Ended January 31,
	2014	2013	2012
	(Amounts in thousands)
U.S. Revenue	$66,903	$85,256	$97,685
% of total revenue	45.7%	54.2%	59.3%

The following summarizes long-lived assets by geographic locations:

	January 31,
	2014		2013
	Amount	%	Amount	%
	(Amounts in thousands, except percentages)
Long-lived assets by geographic locations:
North America	$20,714	62%	$23,686	58%
Europe and Middle East	11,097	33%	14,945	37%
Asia Pacific	1,461	5%	2,190	5%

Total long-lived assets by geographic location	$33,272		$40,821

12. Income Taxes

The components of loss from continuing operations before income taxes are as follows:

	For the Fiscal Years Ended January 31,
	2014	2013	2012
	(Amounts in thousands)
Domestic	$(15,049)	$(15,680)	$(13,610)
Foreign	12,833	11,133	11,946

	$(2,216)	$(4,547)	$(1,664)

The components of the income tax provision (benefit) from continuing operations are as follows:

	For the Fiscal Years Ended January 31,
	2014	2013	2012
	(Amounts in thousands)
Current:
Federal	$11	$—	$(3,428)
State	50	231	667
Foreign	692	(1,305)	1,177

Total	753	(1,074)	(1,584)

Deferred:
Federal	—	—	3,183
State	—	(348)	348
Foreign	(698)	(133)	(66)

Total	(698)	(481)	3,465

Income tax provision (benefit)	$55	$(1,555)	$1,881

The income tax provision (benefit) for continuing operations computed using the federal statutory income tax rate differs from our effective tax rate primarily due to the following:

	For the Fiscal Years Ended January 31,
	2014	2013	2012
	(Amounts in thousands)
Statutory U.S. federal tax rate	$(774)	$(952)	$(582)
State taxes, net of federal tax benefit	33	81	660
Income (losses) not benefited	316	(1,068)	4,048
Non-deductible stock compensation expense	15	142	(68)
Other(1)	694	858	957
Research and development tax credits	(224)	—	(291)
Innovation box	260	(779)	—
Foreign tax rate differential	(265)	163	(2,843)

	$55	$(1,555)	$1,881

(1)	Within the other line item in the above table, other non-deductible expenses of $0.3 million, $1.1 million and $0.8 million for the fiscal years ended January 31, 2014, 2013 and 2012, respectively, have been aggregated with various adjustments related to differences in prior year U.S. and foreign tax provisions and the actual returns filed.

Our effective tax rate was a provision of 3% and 113% for the fiscal years ended January 31, 2014 and 2012, respectively, and an effective tax rate benefit of 57% for the fiscal year ended January 31, 2013. The income tax expense for fiscal 2014 is primarily due to state income taxes.

The components of deferred income taxes are as follows:

	January 31,
	2014	2013
	(Amounts in thousands)
Deferred tax assets:
Accruals and reserves	$2,009	$1,760
Deferred revenue	1,881	2,894
Stock-based compensation expense	2,775	2,607
U.S. federal, state and foreign tax credits	6,616	5,133
Loss carryforwards	9,071	9,561
Property and equipment	—	116

Deferred tax assets	22,352	22,071
Less: Valuation allowance	(20,789)	(19,965)

Net deferred tax assets	1,563	2,106
Deferred tax liabilities:
Intangible assets	2,823	4,336
Other	74	77
Property and equipment	283	—

Total net deferred tax liabilities	$(1,617)	$(2,307)

At January 31, 2014, we had federal, state and foreign net operating loss carry forwards of $9.9 million, $38.4 million and $4.0 million respectively, which can be used to offset future tax liabilities and expire at various dates beginning in fiscal 2016. Utilization of these net operating loss carry forwards may be limited pursuant to provisions of the respective local jurisdiction. At January 31, 2014, we had a federal capital loss carry forward of $10.7 million. This loss can only be utilized to offset capital gains and it expires in fiscal 2018. In addition, at January 31, 2014, we had federal and state research and development credit carry forwards of $3.5 million and $1.5 million respectively, and state investment tax credit carry forwards of $0.2 million. The federal credit carry forwards will expire at various dates beginning in fiscal 2015, if not utilized. Certain state credit carry forwards will expire at various dates beginning in fiscal 2015, while certain other credit carry forwards may be carried forward indefinitely. Utilization of these credit carry forwards may be limited pursuant to provisions of the respective local jurisdiction. We also have alternative minimum tax credit carry forwards of $0.6 million which are available to reduce future federal regular income taxes over an indefinite period. We have foreign tax credit carry forwards of $1.4 million which are available to reduce future federal regular income taxes.

We review quarterly the adequacy of the valuation allowance for deferred tax assets. We have evaluated the positive and negative evidence bearing upon the realizability of our deferred tax assets and have established a valuation allowance of $20.8 million for such assets, which are comprised principally of net operating loss carry forwards, research and development credits, deferred revenue, inventory and stock-based compensation. If we generate pre-tax income in the future, some portion or all of the valuation allowance could be reversed and a corresponding increase in net income would be reported in future periods. The valuation allowance increased $0.8 million from $20.0 million at January 31, 2013.

At January 31, 2014, we have indefinitely reinvested $82.2 million of the cumulative undistributed earnings of certain foreign subsidiaries. Approximately $49 million of such earnings would be subject to U.S. taxes if repatriated to the United States. Through January 31, 2014, we have not provided deferred income taxes on the undistributed earnings of our foreign subsidiaries because such earnings are considered to be indefinitely reinvested outside the United States. Non-U.S. current and deferred income taxes have been provided in connection with our foreign subsidiaries’ continuing operations with the exception of a subsidiary in the British Virgin Islands, which operates in a zero rate jurisdiction. Determination of the potential deferred income tax liability on these undistributed earnings is not practicable because such liability, if any, is dependent on circumstances existing if, and when, remittance occurs.

For the fiscal year ended January 31, 2014, we recognized an incremental tax expense for unrecognized tax benefits of $0.1 million. This incremental tax expense is primarily due to $0.6 million of the expense attributable to increases in uncertain tax positions offset by $0.5 million of tax benefit recorded for statute of limitations expiring . None of the amounts included in the balance of unrecognized tax benefits at January 31, 2014 of $6.0 million are related to tax positions for which it is reasonably possible that the total amounts could significantly change during the next twelve months. We recognize accrued interest and penalties related to uncertain tax positions in income tax expense. A reconciliation of the beginning and ending balance of the total amounts of gross unrecognized tax benefits, excluding interest of $0.4 million is as follows:

	For the Fiscal Years Ended January 31,
	2014	2013
	(Amounts in thousands)
Balance of gross unrecognized tax benefits, beginning of period	$9,364	$6,464
Gross amounts of increases in unrecognized tax benefits as a result of tax positions taken in the current period	445	3,616
Decrease due to expiration of statute of limitation	(439)	(737)
Gross decrease in prior period positions	(3,379)	—
Effect of currency translation	44	21

Balance of gross unrecognized tax benefits, end of period	$6,035	$9,364

We file income tax returns in U.S. federal jurisdiction, various state jurisdictions, and various foreign jurisdictions. We are no longer subject to U.S. federal examinations before fiscal 2010. However, the taxing authorities still have the ability to review the propriety of certain tax attributes created in closed years if such tax attributes are utilized in an open tax year, such as our federal research and development credit carryovers. Presently, we are undergoing an IRS audit for the fiscal years 2010, 2011 and 2012.

13. Employee Benefit Plans

We sponsor a 401(k) retirement savings plan (the “Plan”) that covers substantially all domestic employees of SeaChange. The Plan allows employees to contribute gross salary through payroll deductions up to the legally mandated limit based on their jurisdiction. Participation in the Plan is available to full-time employees who meet eligibility requirements. We also contribute to various retirement plans for our employees outside the United States of which the amounts will vary, according to the local plans specific to each foreign location. During fiscal 2014, 2013 and 2012, we contributed $1.7 million, $1.4 million and $1.1 million, respectively.

We have a statutory pension benefit obligation covering current employees in the Philippines. We recorded a total of approximately $33,000 and $34,000 in interest costs in fiscal 2014 and fiscal 2013, respectively, and $0.2 million in service costs in both fiscal years relating to this obligation. The total unfunded projected benefit obligation was $0.7 million and $0.6 million as of January 31, 2014 and 2013, respectively, and recorded in other liabilities, long-term, in our consolidated balance sheets. We do not anticipate to begin paying this obligation until fiscal 2020 and estimate $0.3 million in benefit payments through fiscal 2024. We used projected discount rates of 5.9% and 6.0% for fiscal 2014 and 2013, respectively, and compensation increase rates of 7.0% and 8.0%, respectively, in the calculation of our benefit obligation and periodic benefit costs. During fiscal years 2014, 2013 and 2012, we recorded $0.2 million, $0.2 million and $0.1 million, respectively, in periodic benefit costs for this obligation.

14. Net Loss Per Share

Net loss per share is presented in accordance with authoritative guidance which requires the presentation of “basic” and “diluted” earnings per share. Basic net loss per share is computed by dividing earnings available to common shareholders by the weighted average shares of common stock outstanding during the period. For the purposes of calculating diluted net loss per share, the denominator includes both the weighted average number of shares of common stock outstanding during the period and the weighted average number of shares of potential common stock, such as stock options and RSUs, calculated using the treasury stock method.

The following table sets forth our computation of basic and diluted net loss per common share (amounts in thousands, except per share data):

	For the Fiscal Years Ended January 31,
	2014	2013	2012
Net loss from continuing operations	$(2,227)	$(2,799)	$(3,403)
Net loss from discontinued operations	(803)	(16,366)	(611)

Net loss	$(3,030)	$(19,165)	$(4,014)

Weighted average shares used in computing loss per share—basic	32,718	32,494	32,093
Effect of dilutive shares (1):
Stock options	382	58	98
Restricted stock units	472	437	906

Dilutive potential common shares	854	495	1,004

Weighted average shares used in computing loss per share—diluted (1)	33,572	32,989	33,097

Net loss per share—basic:
Loss from continuing operations	$(0.07)	$(0.09)	$(0.11)
Loss income from discontinued operations	(0.02)	(0.50)	(0.02)

Net loss per share—basic	$(0.09)	$(0.59)	$(0.13)

Net loss per share—diluted:
Loss from continuing operations	$(0.07)	$(0.09)	$(0.11)
Loss from discontinued operations	(0.02)	(0.50)	(0.02)

Net loss per share—diluted	$(0.09)	$(0.59)	$(0.13)

(1)	We did not include the securities described in the following table in the computation of net loss per share for the periods presented because these shares are anti-dilutive (amounts in thousands):

	For the Fiscal Year Ended January 31,
	2014	2013	2012
Shares issuable upon the exercise of stock options that are anti-dilutive	532	1,649	1,567

15. Quarterly Results of Operations—Unaudited

The following table sets forth certain unaudited quarterly results of operations for fiscal 2014 and fiscal 2013. In the opinion of management, this information has been prepared on the same basis as the audited consolidated financial statements and all necessary adjustments, consisting only of normal recurring adjustments, have been included in the amounts stated below to present fairly the quarterly information when read in conjunction with the audited consolidated financial statements and notes thereto included elsewhere in this Form 10-K. The quarterly operating results are not necessarily indicative of future results of operations.

	Fiscal Year Ended January 31, 2014
	Q1	Q2	Q3	Q4
	(Amounts in thousands, except per share data)
Revenue	$35,552	$37,380	$37,771	$35,616
Gross profit	19,084	21,362	20,888	17,865
Operating expenses	20,900	20,827	20,359	18,742
Net (loss) income from continuing operations	(2,020)	343	798	(1,348)
Net income (loss) from discontinued operations (1)	35	(558)	(221)	(59)
Net (loss) income	(1,985)	(215)	577	(1,407)
Net (loss) income per share from continuing operations (2):
Basic (loss) income per share	$(0.06)	$0.01	$0.02	$(0.04)
Diluted (loss) income per share	$(0.06)	$0.01	$0.02	$(0.04)
Income (loss) per share from discontinued operations (2):
Basic income (loss) per share	$0.00	$(0.02)	$(0.00)	$(0.00)
Diluted income (loss) per share	$0.00	$(0.02)	$(0.00)	$(0.00)
(Loss) income per share (2):
Basic (loss) income per share	$(0.06)	$(0.01)	$0.02	$(0.04)
Diluted (loss) income per share	$(0.06)	$(0.01)	$0.02	$(0.04)

	Fiscal Year Ended January 31, 2013
	Q1	Q2	Q3	Q4
	(Amounts in thousands, except per share data)
Revenue	$36,626	$36,738	$39,249	$44,575
Gross profit	20,505	16,860	19,860	26,066
Operating expenses	21,676	24,369	21,465	21,127
Net (loss) income from continuing operations	(287)	(8,098)	(337)	5,923
Net (loss) income from discontinued operations (1)	(19,290)	2,100	211	613
Net (loss) income	(19,577)	(5,998)	(126)	6,536
Net (loss) income per share from continuing operations (2):
Basic (loss) income per share	$(0.01)	$(0.25)	$(0.01)	$0.18
Diluted (loss) income per share	$(0.01)	$(0.25)	$(0.01)	$0.18
(Loss) income per share from discontinued operations (2):
Basic (loss) income per share	$(0.59)	$0.07	$0.01	$0.02
Diluted (loss) income per share	$(0.59)	$0.07	$0.01	$0.02
(Loss) income per share (2):
Basic (loss) income per share	$(0.60)	$(0.18)	$(0.00)	$0.20
Diluted (loss) income per share	$(0.60)	$(0.18)	$(0.00)	$0.20

(1)	In May 2012, we completed the sale of our broadcast servers and storage business and our media services business. As a result, both businesses have been reported as discontinued operations in our consolidated financial statements. For all periods presented, our consolidated financial statements have been recast to reflect the presentation of discontinued operations.
(2)	The sum of per share data may not agree to annual amounts due to rounding.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

(A) Evaluation of Disclosure Controls and Procedures

We evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Form 10-K. Raghu Rau, our Chief Executive Officer, and Anthony C. Dias, our Chief Financial Officer, participated in this evaluation. Based upon that evaluation, Messrs. Rau and Dias concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

(B) Report of Management on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control system was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

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

Our management assessed the effectiveness of our internal control over financial reporting as of January 31, 2014. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in the 1992 Internal Control—Integrated Framework. Based on our assessment, management concluded that, as of January 31, 2014, our internal control over financial reporting was effective based on those criteria.

The effectiveness of our internal control over financial reporting as of January 31, 2014 has been audited by Grant Thornton LLP, our independent registered public accounting firm, as stated in their report which is included immediately below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of SeaChange International, Inc.

We have audited the internal control over financial reporting of SeaChange International, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of January 31, 2014, based on criteria established in the 1992 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 31, 2014, based on criteria established in the 1992 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company as of and for the year ended January 31, 2014, and our report dated April 4, 2014 expressed an unqualified opinion on those financial statements.

/s/ Grant Thornton LLP

Boston, Massachusetts

April 4, 2014

(C) Changes in Internal Control over Financial Reporting

As a result of the evaluation completed by management, and in which Messrs. Rau and Dias participated, we have concluded that there were no changes during the fiscal quarter ended January 31, 2014 in our internal control over financial reporting, which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information concerning our directors is hereby incorporated by reference from the information contained under the heading “Election of Directors” in our definitive proxy statement related to our Annual Meeting of Stockholders to be held on or about July 16, 2014 which will be filed with the Commission within 120 days after the close of the fiscal year (the “Definitive Proxy Statement”).

Certain information regarding our executive officers is set forth at the end of Part I of this form 10-K under the heading “Executive Officers.” The other information required by this item concerning directors and executive officers of SeaChange is hereby incorporated by reference to the information contained under the headings “Availability of Corporate Governance Documents”, “Audit Committee,” “Information Concerning Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our Definitive Proxy Statement.

ITEM 11. EXECUTIVE COMPENSATION

Information required by this item is incorporated by reference to the information contained under the headings “Compensation of Directors” and “Compensation Discussion and Analysis” in the Definitive Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by this item is incorporated by reference to the information contained under the headings “Securities Ownership of Certain Beneficial Owners and Management” and “Compensation Discussion and Analysis” in the Definitive Proxy Statement.

Equity Compensation Plan Information

The following table provides information about the common stock that may be issued upon the exercise of options, warrants and rights under all of our existing equity compensation plans as of January 31, 2014, including the 2011 Equity Compensation and Incentive Plan.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)	1,502,176	$9.77	3,260,327	(2)

(1)	Consists of the 2011 Equity Compensation and Incentive Plan and the Amended and Restated 2005 Equity Compensation and Incentive Plan.

(2)	As of January 31, 2014, there were 3,260,327 shares remaining available for issuance under the 2011 Plan.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by this item is incorporated by reference to the information contained under the heading “Determination of Director Independence” and “Certain Relationships and Related Transactions” in the Definitive Proxy Statement.

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

(a)(1) Index to the Consolidated Financial Statements

The following Consolidated Financial Statements of the Registrant are included in Part II, Item 8., “Financial Statements and Supplementary Data,” of this Form 10-K:

(a)(2) Index to Financial Statement Schedule

The following Financial Statement Schedule of the Registrant is filed as part of this report:

Page
Schedule II—Valuation and Qualifying Accounts	97

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

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation of the Company (filed as Exhibit 3.3 to the Company’s Registration Statement on Form S-1 previously filed on November 4, 1996 with the Commission (File No. 333-12233) and incorporated herein by reference).

3.2	Certificate of Amendment, filed May 25, 2000 with the Secretary of State in the State of Delaware, to the Amended and Restated Certificate of Incorporation of the Company (filed as Exhibit 4.1 to the Company’s Quarterly Report on 10-Q previously filed on December 15, 2000 with the Commission (Filed No. 000-21393) and incorporated herein by reference).

3.3	Amended and Restated By-laws of the Company (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K previously filed on July 17, 2013 with the Commission (File No. 000-21393) and incorporated herein by reference).

4.1	Specimen certificate representing the Common Stock (filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-1 previously filed on November 4, 1996 with the Commission (File No. 333-12233) and incorporated herein by reference).

Exhibit No.	Description

10.1	Amended and Restated 2011 Compensation and Incentive Plan (filed as Appendix A to the Company’s Proxy Statement on Schedule 14A previously filed May 23, 2013 with the Commission (File No. 000-21393) and incorporated herein by reference.

10.2	Form of Restricted Stock Unit Agreement pursuant to the Company’s 2011 Compensation and Incentive Plan (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K previously filed July 20, 2011 with the Commission (File No. 000-21393) and incorporated herein by reference).

10.3*	Form of Restricted Stock Unit Agreement for Non-Employee Directors pursuant to the Company’s 2011 Compensation and Incentive Plan (filed herewith).

10.4	Amended and Restated 2005 Equity Compensation and Incentive Plan (filed as Appendix A to the Company’s Proxy Statement on Schedule 14A previously filed May 25, 2007 with the Commission (File No. 000-21393) and incorporated herein by reference).

10.5	Form of Restricted Stock Unit Agreement pursuant to the Company’s 2005 Equity Compensation and Incentive Plan (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K previously filed December 14, 2005 with the Commission (File No. 000-21393) and incorporated herein by reference).

10.6	Form of Incentive Stock Option Agreement pursuant to the Company’s 2005 Equity Compensation and Incentive Plan (filed as Exhibit 10.3 to the Company’s Annual Report on Form 10-K previously filed on April 17, 2006 with the Commission (File No. 000-21393) and incorporated herein by reference).

10.7	Form of Non-Qualified Stock Option Agreement pursuant to the Company’s 2005 Equity Compensation and Incentive Plan (filed as Exhibit 10.4 to the Company’s Annual Report on Form 10-K previously filed on April 17, 2006 with the Commission (File No. 000-21393) and incorporated herein by reference).

10.8	Amended and Restated 1995 Stock Option Plan (filed as Annex B to the Company’s Proxy Statement on Form 14a previously filed on May 31, 2001 with the Commission (File No. 000-21393) and incorporated herein by reference).

10.9	Form of Incentive Stock Option Agreement pursuant to SeaChange’s Amended and Restated 1995 Stock Option Plan (filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on October 6, 2004 with the Commission (File No. 000-21393) and incorporated herein by reference).

10.10	Form of Non-Qualified Stock Option Agreement pursuant to SeaChange’s Amended and Restated 1995 Stock Option Plan (filed as Exhibit 99.2 to the Company’s Current Report on Form 8-K filed on October 6, 2004 with the Commission (File No. 000-21393) and incorporated herein by reference).

10.11	1996 Non-Employee Director Stock Option Plan (filed as Exhibit 10.2 to the Company’s Registration Statement on Form S-1 previously filed on November 4, 1996 with the Commission (File No. 333-12233) and incorporated herein by reference).

10.12	Line of Credit Agreement, dated as of November 28, 2012, by and among SeaChange International, Inc. and JP Morgan Chase Bank, N.A. (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q previously filed on December 7, 2012 (File No. 000-21393) and incorporated herein by reference).

10.13	Change-in-Control Severance Agreement, dated as of April 30, 2012, by and between SeaChange International, Inc. and Raghu Rau (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 1, 2012 (File No. 000-21393) and incorporated herein by reference).

Exhibit No.	Description

10.14	Change-in-Control Severance Agreement, dated as of February 26, 2013, by and between SeaChange International, Inc. and David McEvoy (filed as Exhibit 10.13 to the Company’s Annual Report on Form 10-K filed on April 10, 2013 (File No. 000-21393) and incorporated herein by reference).

10.15	Change-in-Control Severance Agreement, dated as of February 26, 2013, by and between SeaChange International, Inc. and Anthony Dias (filed as Exhibit 10.14 to the Company’s Annual Report on Form 10-K filed on April 10, 2013 (File No. 000-21393) and incorporated herein by reference).

10.16	Form of Indemnification Agreement (filed as Exhibit 10.15 to the Company’s Annual Report on Form 10-K filed on April 10, 2013 (File No. 000-21393) and incorporated herein by reference).

21.1*	List of Subsidiaries of the Registrant.

23.1*	Consent of Grant Thornton LLP.

24.1	Power of Attorney (included on signature page).

31.1*	Certification Pursuant to Rule 13a-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification Pursuant to Rule 13a-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*	Provided herewith.

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

SEACHANGE INTERNATIONAL, INC.

Schedule II – Valuation and Qualifying Accounts

For the Fiscal Years Ended January 31, 2014, 2013 and 2012

		Additions
Description	Balance at beginning of period	Charged to costs and expenses	Charged to other accounts	Deductions and write- offs	Balance at end of period
	(Amounts in thousands)
Accounts Receivable Allowance:
Year ended January 31, 2014	$946	$286	$31	$(936)	$327
Year ended January 31, 2013	$1,127	$—	$13	$(194)	$946
Year ended January 31, 2012	$1,141	$100	$12	$(126)	$1,127

Deferred Tax Assets Valuation Allowance:
Year ended January 31, 2014	$19,965	$824	$—	$—	$20,789
Year ended January 31, 2013	$12,254	$7,711	$—	$—	$19,965
Year ended January 31, 2012	$6,985	$5,269	$—	$—	$12,254

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, SeaChange International, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SEACHANGE INTERNATIONAL, INC.

Dated: April 4, 2014	By:	/s/ RAGHU RAU
Raghu Rau
Chief Executive Officer and Director

POWER OF ATTORNEY AND SIGNATURES

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Raghu Rau and Anthony C. Dias, jointly and severally, his attorney-in-fact, each with the power of substitution, for him in any and all capacities, to sign any amendments to this Form 10-K and to file same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title(s)	Date
/s/ RAGHU RAU Raghu Rau	Chief Executive Officer, Director (Principal Executive Officer)	April 4, 2014

/s/ ANTHONY C. DIAS Anthony C. Dias	Chief Financial Officer, Senior Vice President, Finance and Administration and Treasurer (Principal Financial and Accounting Officer)	April 4, 2014

/s/ MARY PALERMO COTTON Mary Palermo Cotton	Director	April 4, 2014

/s/ STEVE CRADDOCK Steve Craddock	Director	April 4, 2014

/s/ THOMAS F. OLSON Thomas F. Olson	Director	April 4, 2014

/s/ EDWARD TERINO Edward Terino	Director	April 4, 2014

/s/ CARMINE VONA Carmine Vona	Director	April 4, 2014