Form 10-Q
period 2014-04-30
SEACHANGE INTERNATIONAL INC
filed 2014-06-06
CIK 1019671

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2014

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

The number of shares outstanding of the registrant’s Common Stock on June 2, 2014 was 32,825,633.

SEACHANGE INTERNATIONAL, INC.

PART I – FINANCIAL INFORMATION

ITEM 1.	Financial Statements

SEACHANGE INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share data)

	April 30,	January 31,
	2014	2014
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$103,257	$115,734
Marketable securities	7,066	5,555
Accounts and other receivables, net of allowance for doubtful accounts of $337 and $327 at April 30, 2014 and January 31, 2014, respectively	25,568	30,203
Unbilled receivables	5,530	5,511
Inventories	6,322	6,632
Prepaid expenses and other current assets	7,381	5,449

Total current assets	155,124	169,084
Property and equipment, net	17,337	18,530
Marketable securities, long-term	6,284	6,814
Investments in affiliates	3,051	1,051
Intangible assets, net	11,929	12,855
Goodwill	45,628	45,150
Other assets	840	836

Total assets	$240,193	$254,320

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$6,059	$6,640
Other accrued expenses	10,366	12,539
Deferred revenues	24,812	24,030

Total current liabilities	41,237	43,209
Deferred revenue, long-term	1,225	1,598
Other liabilities, long-term	949	936
Taxes payable, long-term	1,664	2,503
Deferred tax liabilities, long-term	2,526	1,633

Total liabilities	47,601	49,879

Commitments and contingencies (Note 6)
Stockholders’ equity:
Common stock, $0.01 par value; 100,000,000 shares authorized; 32,875,165 shares issued and 32,835,381 outstanding at April 30, 2014, and 33,037,671 shares issued and 32,997,887 outstanding at January 31, 2014	329	330
Additional paid-in capital	219,026	221,932
Treasury stock, at cost; 39,784 common shares	(1)	(1)
Accumulated loss	(25,155)	(15,688)
Accumulated other comprehensive loss	(1,607)	(2,132)

Total stockholders’ equity	192,592	204,441

Total liabilities and stockholders’ equity	$240,193	$254,320

The accompanying notes are an integral part of these unaudited, consolidated financial statements.

SEACHANGE INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited, amounts in thousands, except per share data)

	Three Months Ended
	April 30,
	2014	2013
Revenues:
Products	$5,058	$14,808
Services	19,279	20,744

Total revenues	24,337	35,552

Cost of revenues:
Products	1,544	2,658
Services	11,595	13,443
Amortization of intangible assets	270	313
Stock-based compensation expense	37	54

Total cost of revenues	13,446	16,468

Gross profit	10,891	19,084

Operating expenses:
Research and development	10,928	9,692
Selling and marketing	3,438	3,602
General and administrative	4,016	4,967
Amortization of intangible assets	1,509	836
Stock-based compensation expense	559	1,059
Earn-outs and change in fair value of earn-outs	—	20
Professional fees: acquisitions, divestitures, litigation, and strategic alternatives	102	495
Severance and other restructuring costs	474	229

Total operating expenses	21,026	20,900

Loss from operations	(10,135)	(1,816)
Other income (expense), net	415	(465)

Loss before income taxes and equity income in earnings of affiliates	(9,720)	(2,281)
Income tax benefit	(234)	(241)
Equity income in earnings of affiliates, net of tax	19	20

Loss from continuing operations	(9,467)	(2,020)
Income from discontinued operations, net of tax	—	35

Net loss	$(9,467)	$(1,985)

Net loss	$(9,467)	$(1,985)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	520	(1,040)
Unrealized gain on marketable securities	5	3

Comprehensive loss	$(8,942)	$(3,022)

Net loss per share:
Basic loss per share	$(0.29)	$(0.06)

Diluted loss per share	$(0.29)	$(0.06)

Net loss per share from continuing operations:
Basic loss per share	$(0.29)	$(0.06)

Diluted loss per share	$(0.29)	$(0.06)

Net loss per share from discontinued operations:
Basic loss per share	$—	$0.00

Diluted loss per share	$—	$0.00

Weighted average common shares outstanding:
Basic	32,985	32,513

Diluted	32,985	32,513

The accompanying notes are an integral part of these unaudited, consolidated financial statements.

SEACHANGE INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, amounts in thousands)

	Three Months Ended
	April 30,
	2014	2013
Cash flows from operating activities:
Net loss	$(9,467)	$(1,985)
Net income from discontinued operations	—	(35)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities from continuing operations:
Depreciation of property and equipment	995	1,180
Amortization of intangible assets	1,779	1,149
Stock-based compensation expense	596	1,113
Other	11	101
Changes in operating assets and liabilities:
Accounts receivable	4,855	4,943
Unbilled receivables	40	(2,850)
Inventories	244	(583)
Prepaid expenses and other assets	(1,793)	4,081
Accounts payable	771	(831)
Accrued expenses	(3,731)	(1,652)
Deferred revenues	277	(1,349)
Other	141	(214)

Net cash (used in) provided by operating activities from continuing operations	(5,282)	3,068
Net cash provided by operating activities from discontinued operations	—	35

Total cash (used in) provided by operating activities	(5,282)	3,103

Cash flows from investing activities:
Purchases of property and equipment	(371)	(507)
Purchases of marketable securities	(1,543)	(2,062)
Proceeds from sale and maturity of marketable securities	538	3,116
Investment in affiliate	(2,000)	—
Acquisition of businesses and payment of contingent consideration, net of cash acquired	—	(3,206)
Other investing activities, net	—	19

Net cash used in investing activities from continuing operations	(3,376)	(2,640)
Net cash provided by investing activities from discontinued operations	—	2,000

Total cash used in investing activities	(3,376)	(640)

Cash flows from financing activities:
Repurchases of common stock	(3,504)	—
Proceeds from issuance of common stock relating to stock option exercises	—	84

Total cash (used in) provided by financing activities	(3,504)	84

Effect of exchange rate changes on cash	(315)	(79)

Net (decrease) increase in cash and cash equivalents	(12,477)	2,468

Cash and cash equivalents, beginning of period	115,734	106,721

Cash and cash equivalents, end of period	$103,257	$109,189

Supplemental disclosure of cash flow information:
Income taxes paid	$248	$17
Interest paid	$2	$—
Supplemental disclosure of non-cash activities:
Transfer of items originally classified as inventories to equipment	$123	$46

The accompanying notes are an integral part of these unaudited, consolidated financial statements

SEACHANGE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Nature of Business and Basis of Presentation

The Company

SeaChange International, Inc. and its subsidiaries (“SeaChange”, “we”, or the “Company”) is an industry leader in the delivery of multi-screen video. Our products and services facilitate the aggregation, licensing, management and distribution of video (primarily movies and television programming) and television advertising content to cable television system operators and telecommunications companies.

Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of SeaChange International, Inc. and its subsidiaries (“SeaChange” or the “Company”) in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial reports and the instructions for the Quarterly Report on Form 10-Q (“Form 10-Q”) and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared under U.S. GAAP have been condensed or omitted pursuant to such regulations. However, we believe that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with our most recently audited financial statements and the notes thereto included in our Annual Report on Form 10-K (“Form 10-K”) as filed with the SEC. In the opinion of management, the accompanying financial statements include all adjustments necessary to present a fair presentation of the consolidated financial statements for the periods shown. Interim results are not necessarily indicative of the operating results for the full fiscal year or any future periods. The balance sheet data as of January 31, 2014 that is included in this Form 10-Q was derived from our audited financial statements but does not include all disclosures required by U.S. GAAP. The preparation of these financial statements in conformity with U.S. GAAP requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and disclosure of contingent assets and liabilities. Actual results may differ from our estimates. All intercompany transactions and balances have been eliminated. We have reclassified certain fiscal 2014 data to conform to our fiscal 2015 presentation.

We also hold minority investments in the capital stock of certain private companies having product offerings or customer relationships that have strategic importance. We evaluate our equity and debt investments and other contractual relationships with affiliate companies in order to determine whether the guidelines regarding the consolidation of variable interest entities (“VIEs”) should be applied in the financial statements. We have concluded that we are not the primary beneficiary for any VIEs. As such, no VIEs have been consolidated as of April 30, 2014.

2. Significant Accounting Policies

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

Under the software revenue recognition rules, the fee is allocated to the various elements based on vendor-specific objective evidence (“VSOE”) of fair value. Under this method, the total arrangement value is allocated first to undelivered elements based on their fair values, with the remainder being allocated to the delivered elements. Where fair value of undelivered service elements has not been established, the total arrangement value is recognized over the period during which the services are performed. The amounts allocated to undelivered elements, which may include project management, training, installation, maintenance and technical support and certain hardware and software components, are based upon the price charged when these elements are sold separately and unaccompanied by the other elements. The amount allocated to installation, training and project management revenue is based upon standard hourly billing rates and the estimated time required to complete the service. These services are not essential to the functionality of systems as these services do not alter the equipment’s capabilities, are available from other vendors and the systems are standard products. For multiple-element arrangements that include software development with significant modification or customization and systems sales where VSOE of the fair value does not exist for the undelivered elements of the arrangement (other than maintenance and technical support), percentage of completion accounting is applied for revenue recognition purposes to the entire arrangement with the exception of maintenance and technical support.

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

For our cloud and managed service revenues, we generate revenue from two sources: (1) subscription and support services; and (2) professional services and other. Subscription and support revenue includes subscription fees from customers accessing our cloud-based software platform and support fees. Our arrangements with customers do not provide the customer with the right to take possession of the software supporting the cloud-based software platform at any time. Professional services and other revenue include fees from implementation and customization to support customer requirements. Amounts that have been invoiced are recorded in accounts receivable and in deferred revenue or revenue, depending on whether the revenue recognition criteria have been met. For the most part, subscription and support agreements are entered into for 12 to 36 months. Generally, a majority of the professional services component of the arrangements with customers is performed within a year of entering into a contract with the customer.

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

The fair value hierarchy is broken down into three levels based on the reliability of inputs and requires an entity to maximize the use of observable inputs, where available. The following summarizes the three levels of inputs required, as well as the assets and liabilities that we value using those levels of inputs:

•	Level 1 – Observable inputs that reflect quoted prices for identical assets or liabilities in active markets.

•	Level 2 – Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not very active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

•	Level 3 – Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. The fair value measurements of the contingent consideration obligations related to our business acquisitions are valued using Level 3 inputs.

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

The following tables set forth our financial assets and liabilities that were accounted for at fair value on a recurring basis as of April 30, 2014 and January 31, 2014:

		Fair Value at April 30, 2014 Using
	April 30, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Amounts in thousands)
Financial assets:
Cash	$100,756	$100,756	$—	$—
Money market accounts (a)	2,501	2,501	—	—
Available for sale marketable securities:
Current marketable securities:
U.S. treasury notes and bonds—conventional	3,527	3,527	—	—
U.S. government agency issues	3,539	—	3,539	—
Non-current marketable securities:
U.S. government agency issues	6,284	—	6,284	—

Total	$116,607	$106,784	$9,823	$—

		Fair Value at January 31, 2014 Using
	January 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Amounts in thousands)
Financial assets:
Cash	$112,271	$112,271	$—	$—
Money market accounts (a)	3,463	3,463	—	—
Available for sale marketable securities:
Current marketable securities:
U.S. treasury notes and bonds—conventional	3,545	3,545	—	—
U.S. government agency issues	2,010	—	2,010	—
Non-current marketable securities:
U.S. government agency issues	6,814	—	6,814	—

Total	$128,103	$119,279	$8,824	$—

(a)	Money market funds and U.S. treasury bills are included in cash and cash equivalents on the accompanying consolidated balance sheet and are valued at quoted market prices for identical instruments in active markets.

Available-For-Sale Securities

We determine the appropriate classification of debt investment securities at the time of purchase and re-evaluate such designation as of each balance sheet date. Our investment portfolio consists of money market funds, U.S. treasury notes and bonds, and U.S. government agency notes and bonds as of April 30, 2014 and January 31, 2014. All highly liquid investments with an original maturity of three months or less when purchased are considered to be cash equivalents. All cash equivalents are carried at cost, which approximates fair value. Our marketable securities are classified as available-for-sale and are reported at fair value with unrealized gains and losses, net of tax, reported in stockholders’ equity as a component of accumulated other comprehensive loss. The amortization of premiums and accretion of discounts to maturity are computed under the effective interest method and are included in interest income, net in our consolidated statements of operations and comprehensive loss. Interest on securities is recorded as earned and is also included in interest income, net. Any realized gains or losses would be shown in the accompanying consolidated statements of operations and comprehensive loss in other income (expenses), net. We provide fair value measurement disclosures of available-for-sale securities in accordance with one of three levels of fair value measurement mentioned above.

The following is a summary of available-for-sale securities, including the cost basis, aggregate fair value and gross unrealized gains and losses, for cash equivalents, short- and long-term marketable securities portfolio as of April 30, 2014 and January 31, 2014:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(Amounts in thousands)
April 30, 2014:
Cash	$100,756	$—	$—	$100,756
Cash equivalents	2,501	—	—	2,501

Cash and cash equivalents	103,257	—	—	103,257

U.S. treasury notes and bonds—short-term	3,523	4		3,527
U.S. government agency issues—short-term	3,530	9	—	3,539
U.S. government agency issues—long-term	6,273	11		6,284

Total cash, cash eqivalents and marketable securities	$116,583	$24	$—	$116,607

January 31, 2014:
Cash	$112,271	$—	$—	$112,271
Cash equivalents	3,463	—	—	3,463

Cash and cash equivalents	115,734	—	—	115,734

U.S. treasury notes and bonds—short-term	3,540	5		3,545
U.S. government agency issues—short-term	2,005	5	—	2,010
U.S. government agency issues—long-term	6,806	8	—	6,814

Total cash, cash eqivalents and marketable securities	$128,085	$18	$—	$128,103

The following is a schedule of the contractual maturities of available-for-sale investments as of April 30, 2014 (amounts in thousands):

Estimated
Fair Value
Maturity of one year or less	$7,066
Maturity between one and five years	6,284

Total	$13,350

4. Inventories

Inventories consist primarily of hardware and related component parts and are stated at the lower of cost (on a first-in, first-out basis) or market. Inventories consist of the following:

	April 30,	January 31,
	2014	2014
	(Amounts in thousands)
Components and assemblies	$2,290	$2,201
Finished products	4,032	4,431

Total inventory	$6,322	$6,632

5. Goodwill and Intangible Assets

Goodwill

Changes in the carrying amount of goodwill for the three months ended April 30, 2014 were as follows:

Goodwill
(Amounts in thousands)
Balance at January 31, 2014	$45,150
Cumulative translation adjustment	478

Balance at April 30, 2014	$45,628

We are required to perform impairment tests related to our indefinite-lived assets annually, which we perform as of August 1st of each fiscal year, or sooner if an indicator of impairment occurs. While no impairment charges resulted from our annual test, or any analysis performed during the interim periods since August 1, 2013, impairment charges may occur in the future as a result of changes in projected growth and other factors.

Intangible Assets

Intangible assets, net, consisted of the following:

		As of April 30, 2014			As of January 31, 2014
	Weighted average remaining life (Years)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
		(Amounts in thousands)
Finite-lived intangible assets:
Customer contracts	6.0	$32,847	$(23,249)	$9,598	$32,593	$(22,344)	$10,249
Non-compete agreements	1.0	2,811	(2,707)	104	2,772	(2,632)	140
Completed technology	5.1	11,595	(9,568)	2,027	11,461	(9,195)	2,266
Trademarks, patents and other	—	7,158	(7,158)	—	7,151	(7,151)	—

Total finite-lived intangible assets		$54,411	$(42,682)	$11,729	$53,977	$(41,322)	$12,655

Indefinite-lived intangible assets:
Trade names	Indefinite	$200	$—	$200	$200	$—	$200

Total indefinite-lived intangible assets		200	—	200	200	—	200

Total intangible assets		$54,611	$(42,682)	$11,929	$54,177	$(41,322)	$12,855

As of April 30, 2014, the estimated future amortization expense for our finite-lived intangible assets for the remainder of fiscal year 2015, the four succeeding fiscal years and thereafter is as follows (amounts in thousands):

Estimated
Amortization
Fiscal Year Ended January 31,	Expense
2015 (for the remaining nine months)	$3,295
2016	3,572
2017	2,432
2018	1,457
2019	751
2020 and thereafter	222

Total	$11,729

6. Commitments and Contingencies

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

7. Severance and Other Restructuring Costs

During the three months ended April 30, 2014, we incurred restructuring charges of $0.5 million, primarily related to severance costs for 21 employees in the three month period.

The following table shows the change in balances of our severance liability for three months ended April 30, 2014. These amounts are reported as a component of other accrued expenses on the consolidated balance sheet as of April 30, 2014 (amounts in thousands):

Three Months Ended
April 30, 2014
Accrual balance at the beginning of the period	$229
Severance charges accrued	474
Severance costs paid	(482)

Accrual balance as of April 30, 2014	$221

8. Stock Repurchase Program

On September 4, 2013, our Board of Directors authorized the repurchase of up to $25.0 million of our common stock through a share repurchase program which would have terminated on January 31, 2015. On May 31, 2014, this program was amended to increase the authorized repurchase amount to $40.0 million and extend the termination date to April 30, 2015. Under the program, we are authorized to repurchase shares through Rule 10b5-1 plans, open market purchases, privately negotiated transactions, block purchases or otherwise in accordance with applicable federal securities laws, including Rule 10b-18 of the Securities Exchange Act of 1934. We executed a Rule 10b5-1 plan commencing in January 2014. This share repurchase program does not obligate us to acquire any specific number of shares and may be suspended or discontinued at any time. All repurchases are expected to be funded from our current cash and investment balances. The timing and amount of shares to be repurchased will be based on market conditions and other factors, including price, corporate and regulatory requirements, and alternative investment opportunities. Any shares repurchased by us under the share repurchase program will reduce the number of shares outstanding. As of April 30, 2014, we repurchased a total of 339,400 shares of our common stock under this plan at an average price of $10.32 per share and used a total of $3.5 million of cash, including fees.

9. Stock Incentive Plans

2011 Compensation and Incentive Plan

In July 2011, our stockholders approved the adoption of our 2011 Compensation and Incentive Plan (the “2011 Plan”). Under the 2011 Plan, as amended in July 2013, the number of authorized shares of common stock is equal to 5,300,000 shares plus the number of shares that expired, terminated, surrendered or forfeited awards subsequent to July 20, 2011 under the Amended and Restated 2005 Equity Compensation and Incentive Plan (the “2005 Plan”). Following approval of the 2011 Plan, we terminated the 2005 Plan. The 2011 Plan provides for the grant of incentive stock options, nonqualified stock options, restricted stock, restricted stock units (“RSUs”), and other equity based non-stock option awards as determined by the plan administrator by officers, employees, consultants, and directors of the Company.

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

10. Accumulated Other Comprehensive Loss

The following shows the changes in the components of accumulated other comprehensive loss for the three months ended April 30, 2014:

		Changes in
	Foreign	Fair Value of
	Currency	Available
	Translation	for Sale
	Adjustment	Investments	Total
Balance at January 31, 2014	$(2,150)	$18	$(2,132)
Other comprehensive income	520	5	525

Balance at April 30, 2014	$(1,630)	$23	$(1,607)

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

11. Segment Information, Significant Customers and Geographic Information

Segment Information

Our operations are organized into one reportable segment. Operating segments are defined as components of an enterprise evaluated regularly by the Company’s chief operating decision maker in deciding how to allocate resources and assess performance. Our reportable segment was determined based upon the nature of the products offered to customers, the market characteristics of each operating segment and the Company’s management structure.

Significant Customers

The following summarizes revenues by significant customer where such revenue exceeded 10% of total revenues for the indicated period:

	Three Months Ended
	April 30,
	2014	2013
Customer A	20%	15%
Customer B	18%	32%

Geographic Information

The following table summarizes revenues by customers’ geographic locations for the periods presented:

	Three Months Ended April 30,
	2014		2013
	Amount	%	Amount	%
	(Amounts in thousands, except percentages)
Revenues by customers’ geographic locations:
North America(1)	$14,642	60%	$16,603	47%
Europe and Middle East	7,697	32%	14,938	42%
Latin America	1,649	7%	3,127	9%
Asia Pacific and other international locations	349	1%	884	2%

Total	$24,337		$35,552

(1)	Includes total revenues for the United States for the periods shown as follows:

	Three Months Ended
	April 30,
	2014	2013
	(Amounts in thousands)
U.S. Revenue	$13,468	$15,174
% of total revenues	55.3%	42.7%

12. Income Taxes

For the three months ended April 30, 2014, we recorded an income tax benefit from continuing operations of $0.2 million. This represents an estimated annual effective tax rate of 12% attributable to profitable foreign operations or jurisdictions where losses can, more likely than not, be benefitted. Our provision is affected by the geographic jurisdiction in which the worldwide income or losses have been incurred resulting in the difference between the federal statutory rate of 35% and the forecasted effective tax rate.

Our effective tax rate in fiscal 2015 and in future periods may fluctuate on a quarterly basis as a result of changes in the valuation of our deferred tax assets, changes in actual results versus our estimates, or changes in tax laws, regulations, accounting principles, or interpretations thereof. We regularly review our tax positions in each significant taxing jurisdiction in the process of evaluating our unrecognized tax benefits. We make adjustments to our unrecognized tax benefits when: i) facts and circumstance regarding a tax position change, causing a change in management’s judgment regarding that tax position; ii) a tax position is effectively settled with a tax authority; and/or iii) the statute of limitations expires regarding a tax position.

We file income tax returns in U.S. federal jurisdiction, various state jurisdictions, and various foreign jurisdictions. We are no longer subject to U.S. federal examinations before fiscal 2010. However, the taxing authorities still have the ability to review the propriety of certain tax attributes created in closed years if such tax attributes are utilized in an open tax year. Presently, we are undergoing an IRS audit for the fiscal years 2010, 2011 and 2012.

We continue to maintain a valuation allowance against deferred tax assets where realization is not certain. We periodically evaluate the likelihood of the realization of deferred tax assets and reduce the carrying amount of these deferred tax assets by a valuation allowance to the extent we believe that a portion will not be realized.

13. Net Loss Per Share

Net loss per share is presented in accordance with authoritative guidance which requires the presentation of “basic” and “diluted” earnings per share. Basic net loss per share is computed by dividing earnings available to common shareholders by the weighted-average shares of common stock outstanding during the period. For the purposes of calculating diluted earnings per share, the denominator includes both the weighted average number of shares of common stock outstanding during the period and the weighted average number of shares of potential dilutive shares of common stock, such as stock options and RSUs, calculated using the treasury stock method. Basic and diluted net loss per share was the same for the periods presented as the impact of potential dilutive shares outstanding was anti-dilutive.

The following table sets forth our computation of basic and diluted net loss per common share (amounts in thousands, except per share amounts):

	Three Months Ended
	April 30,
	2014	2013
Net loss from continuing operations	$(9,467)	$(2,020)
Net income from discontinued operations	—	35

Net loss	$(9,467)	$(1,985)

Weighted average shares used in computing net loss per share—basic	32,985	32,513
Effect of dilutive shares:
Stock options	277	186
Restricted stock units	178	470

Dilutive potential common shares	455	656

Weighted average shares used in computing net loss per share—diluted	33,440	33,169

Net loss per share—basic:
Loss from continuing operations	$(0.29)	$(0.06)
Income from discontinued operations	—	0.00

Net loss per share—basic	$(0.29)	$(0.06)

Net loss per share—diluted:
Loss from continuing operations	$(0.29)	$(0.06)
Income from discontinued operations	—	0.00

Net loss per share—diluted	$(0.29)	$(0.06)

We did not include the securities described in the following table in the computation of diluted net loss per share for the periods presented. These exclusions are made if the exercise price of these common shares is in excess of the average market price of the common stock for the periods presented, which has an anti-dilutive effect (amounts in thousands):

	For the Three Months Ended
	April 30,
	2014	2013
Shares issuable upon the exercise of stock options that are anti-dilutive	336	596

14. Recent Accounting Standard Updates

We consider the applicability and impact of all ASUs. ASUs not listed below were assessed and determined to be either not applicable or are expected to have minimal impact on our consolidated financial position or results of operations.

Impact of Recently Adopted Accounting Guidance

Definition of a Public Business Entity

In December 2013, the FASB issued ASU 2013-12, “Definition of a Public Business Entity: An Addition to the Master Glossary,” which provides entities with a single definition of a Public Business Entity for use in future financial accounting and guidance beginning in fiscal 2015. The adoption of this guidance does not have a material impact on our financial statements.

Release of Cumulative Translation Adjustment into Net Income

In March 2013, the FASB issued ASU 2013-05, “Foreign Currency Matter (Topic 830) – Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity,” which amends previous guidance related to overall consolidation rules and rules related to the translation of financial statements. ASU 2013-05 requires that the parent release any related cumulative translation adjustment into net income only if the sale or transfer results in the complete or substantially complete liquidation of the foreign entity in which the subsidiary or group of assets had resided. The new guidance was effective prospectively for us beginning February 1, 2014. Early adoption was permitted. The initial adoption of this guidance had no impact on our financial statements.

Recent Accounting Guidance Not Yet Effective

Revenue from Contracts with Customers

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606),” to clarify the principles for recognizing revenue and to develop a common revenue standard for U.S. GAAP and the International Financial Reporting Standards. This guidance supersedes previously issued guidance on revenue recognition and gives a five step process an entity should follow so that the entity recognizes revenue that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This new guidance will be effective for our fiscal 2018 reporting period and must be applied either retrospectively during each prior reporting period presented or retrospectively with the cumulative effect of initially applying this guidance recognized at the date of the initial application. Early adoption is not permitted. We are currently evaluating the impact of the adoption of this ASU on our consolidated financial statements.

Reporting Discontinued Operations and Disposals of Components of an Entity

In April 2014, the FASB issued ASU 2014-08, “Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360) – Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity,” which changes the criteria for reporting discontinued operations while enhancing disclosures in this area. The amended guidance requires that a disposal representing a strategic shift that has (or will have) a major effect on an entity’s financial results or a business activity classified as held for sale should be reported as discontinued operations. This guidance also expands the disclosures required when an entity reports a discontinued operation or when it disposes of or classifies as held for sale an individually significant component that does not meet the definition of a discontinued operation. This new guidance will be effective prospectively on disposals (or classifications of held for sale) of components of an entity that occur within our fiscal years beginning on February 1, 2015. Early adoption is permitted but only for disposals (or classification as held for sale) that have not been reported in financial statements previously issued or available for issuance. We do not anticipate material impacts on our financial statements upon initial adoption.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Form 10-Q contains or incorporates forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, which involve risks and uncertainties. The following information should be read in conjunction with the unaudited consolidated financial information and the notes thereto included in this Form 10-Q. You should not place undue reliance on these forward-looking statements. Actual events or results may differ materially due to competitive factors and other factors referred to in Part I, Item 1A. “Risk Factors” in our Form 10-K for our fiscal year ended January 31, 2014 and elsewhere in this Form 10-Q. These factors may cause our actual results to differ materially from any forward-looking statement. These forward-looking statements are based on current expectations, estimates, forecasts and projections about the industry and markets in which we operate, and management’s beliefs and assumptions. We undertake no obligation to update or revise the statements in light of future developments. In addition, other written or oral statements that constitute forward-looking statements may be made by us or on our behalf. Words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “could,” “estimate,” “may,” “target,” “project,” or variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties, and assumptions that are difficult to predict.

Business Overview

We are an industry leader in the delivery of multi-screen video headquartered in Acton, Massachusetts. Our products and services facilitate the aggregation, licensing, management and distribution of video (primarily movies and television programming) and television advertising content for cable television system operators and telecommunications companies. We currently operate under one reporting segment.

During fiscal 2014, we focused on growing our next generation product revenue and continued to execute on our strategy of transitioning to a leading provider of software and services. Our revenue grew from sales of our next generation products to new and existing customers as we rolled out our software product offerings, though these increases were offset by the decline in revenues from some of our legacy products. At the same time, we controlled, and continue to control, our overall cost structure. We implemented our strategy through the following actions:

•	Continuing to realign our research and development resources to focus on the next generation software platforms, by increasing our investment in our software products for multi-screen video and advertising platforms and video gateway software, while reducing or ending our development in certain legacy product lines and divesting non-core business units and assets. We also announced design wins worldwide for these new products as we help our customers achieve their goals of reducing operating and capital costs as well as customer churn;

•	Providing comprehensive capabilities in system integration, implementation and custom engineering and easing complex multi-vendor deployments; and

•	Expanding our product and service offerings, as we are taking on the primary system integrator role and creating new video-on-demand (“VOD”) and multi-screen opportunities through our managed services.

Our focus in fiscal 2015 will be:

•	Increasing our next generation product revenues from sales to new customers by expanding to new and adjacent markets and increasing our selling efforts into new geographical areas;

•	Continuing to upgrade our existing customers to next generation products; and

•	Enabling our customers in their capacity as service providers to increase average revenue per subscriber, reduce operating and capital expenses, and lower customer churn with quality products and superior customer service.

We continue to experience fluctuations in our revenues from quarter to quarter due to the following factors:

•	Budgetary approvals by our customers for capital purchases;

•	The ability of our customers to process the purchase order within their organization in a timely manner;

•	Availability of the product;

•	The time required to deliver and install the product;

•	The customer’s acceptance of the products and services; and

•	Declines in sales of legacy products.

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

Our operating results are significantly influenced by a number of factors, including the mix of products sold and services provided, pricing and costs of materials used in our products. We price our products and services based upon our costs and consideration of the prices of competitive products and services in the marketplace. We expect our financial results to vary from quarter to quarter and our historical financial results are not necessarily indicative of future performance. In light of the higher proportion of our international business, we expect movements in foreign exchange rates will have greater impact on our financial condition and results of operations in the future.

Results of Operations

The following discussion summarizes the key factors our management believes are necessary for an understanding of our consolidated financial statements.

Revenues

The following table summarizes information about our revenues for the three months ended April 30, 2014 and 2013:

	Three Months Ended		Increase/ (Decrease) $ Amount	Increase/ (Decrease) % Change
	April 30,
	2014	2013
	(Amounts in thousands, except for percentage data)
Software Revenues:
Product	$5,058	$14,808	$(9,750)	(65.8%)
Service	19,279	20,744	(1,465)	(7.1%)

Total revenues	24,337	35,552	(11,215)	(31.5%)

Cost of product revenues	1,814	2,971	(1,157)	(38.9%)
Cost of service revenues	11,632	13,497	(1,865)	(13.8%)

Total cost of revenues	13,446	16,468	(3,022)	(18.4%)

Gross profit	$10,891	$19,084	$(8,193)	(42.9%)

Gross product profit margin	64.1%	79.9%		(15.8%)
Gross service profit margin	39.7%	34.9%		4.7%
Gross profit margin	44.8%	53.7%		(8.9%)

Product Revenue. Product revenue decreased $9.8 million, or 66%, in the first quarter of fiscal 2015, as compared to the first quarter of fiscal 2014, due to a $5.3 million decrease from our legacy middleware product line, a $1.7 million decrease in our legacy VOD streamer and multi-screen video products. In addition, there was a $2.8 million decrease in our next generation product, primarily due to a delay in receiving customer acceptances and timing of customer orders in the Americas.

Service Revenue. Service revenue for the three months ended April 30, 2014 decreased $1.5 million, or 7%, as compared to the same period of fiscal 2014, primarily due to lower video gateway software professional service revenues.

For the first quarters of fiscal 2015 and fiscal 2014, two customers accounted for 38% and 47% of our total revenues, respectively. We believe that a significant amount of our revenues will continue to be derived from a limited number of customers.

International sales accounted for 45% and 57% of total revenues in the first quarter of fiscal 2015 and fiscal 2014, respectively. We believe that international product and service revenues will continue to be a significant portion of our business in the future.

Gross Profit and Margin. Cost of product revenues consists primarily of the cost of purchased material components and subassemblies, labor and overhead relating to the final assembly and testing of complete systems and related expenses, and labor and overhead costs related to software development contracts. Our gross profit margin decreased approximately nine percentage points for the three months ended April 30, 2014 as compared to the same period of the prior fiscal year. This decrease in gross profit margin was primarily due to the following:

•	A 16 percentage point decrease in gross product profit margin to 64% primarily due to a mix of higher hardware product revenues compared to prior year; and

•	A five percentage point increase in gross service profit margin to 40% compared to the same period of fiscal 2014, primarily due to a mix of lower video gateway software revenues, as mentioned above, which typically carry lower margins.

Operating Expenses

Research and Development

The following table provides information regarding the change in research and development expenses during the periods presented:

	Three Months Ended		Increase/ (Decrease) $ Amount	Increase/ (Decrease) % Change
	April 30,
	2014	2013
	(Amounts in thousands, except for percentage data)
Research and development expenses	$10,928	$9,692	$1,236	12.8.	%
% of total revenues	44.9%	27.3%

Research and development expenses consist primarily of employee costs, which include salaries, benefits and related payroll taxes, depreciation of development and test equipment and an allocation of related facility expenses. During the three months ended April 30, 2014, research and development costs increased $1.2 million primarily related to our continued investment in our Nucleus product line.

Selling and Marketing

The following table provides information regarding the change in selling and marketing expenses during the periods presented:

	Three Months Ended		Increase/ (Decrease) $ Amount	Increase/ (Decrease) % Change
	April 30,
	2014	2013
	(Amounts in thousands, except for percentage data)
Selling and marketing expenses	$3,438	$3,602	$(164)	(4.6%)
% of total revenues	14.1%	10.1%

Selling and marketing expenses consist primarily of payroll costs, which include salaries and related payroll taxes, benefits and commissions, travel expenses and certain promotional expenses. Selling and marketing expenses decreased $0.2 million, or 5%, in the first three months of fiscal 2015, when compared to the same period of fiscal 2014 due to a reduction in commissions due to lower revenues in the first quarter of fiscal 2015, as compared to the first quarter of fiscal 2014.

General and Administrative

The following table provides information regarding the change in general and administrative expenses during the periods presented:

	Three Months Ended		Increase/ (Decrease) $ Amount	Increase/ (Decrease) % Change
	April 30,
	2014	2013
	(Amounts in thousands, except for percentage data)
General and administrative expenses	$4,016	$4,967	$(951)	(19.1%)
% of total revenues	16.5%	14.0%

General and administrative expenses consist primarily of employee costs, which include salaries and related payroll taxes and benefit-related costs, legal and accounting services and an allocation of related facilities expenses. General and administrative expenses decreased $1.0 million, or 19%, in the first quarter of fiscal 2015, as compared to the same period of fiscal 2014 primarily due to lower employee-related costs.

Amortization of Intangible Assets

The following table provides information regarding the change in amortization of intangible assets expenses during the periods presented:

	Three Months Ended		Increase/ (Decrease) $ Amount	Increase/ (Decrease) % Change
	April 30,
	2014	2013
	(Amounts in thousands, except for percentage data)
Amortization of intangible assets	$1,779	$1,149	$630	54.8.	%
% of total revenues	7.3%	3.2%

Amortization expense is primarily related to the costs of acquired intangible assets. Amortization is also based on the future economic value of the related intangible assets which is generally higher in the earlier years of the assets’ lives. During the three months ended April 30, 2014 and 2013, we incurred amortization expense of $0.3 million which was charged to cost of sales. Additionally, for this same period of fiscal 2015, we recorded amortization expense of $1.5 million in operating expenses, compared to $0.8 million for the same period of fiscal 2014.

Stock-based Compensation Expense

The following table provides information regarding the change in stock-based compensation expense during the periods presented:

	Three Months Ended		Increase/ (Decrease) $ Amount	Increase/ (Decrease) % Change
	April 30,
	2014	2013
	(Amounts in thousands, except for percentage data)
Stock-based compensation expense	$596	$1,113	$(517)	(46.5%)
% of total revenues	2.4%	3.1%

Stock-based compensation expense is related to the issuance of stock grants to our employees, executives and members of our Board of Directors. Stock-based compensation expense decreased $0.5 million during the three months ended April 30, 2014, as compared to the same period of fiscal 2014, primarily due to costs incurred in fiscal 2014 related to market-based options held by our Chief Executive Officer, which were fully vested after the first quarter of fiscal 2014.

Professional Fees—Acquisitions, Divestitures, Litigation, and Strategic Alternatives

The following table provides information regarding the change in professional fees expenses associated with acquisitions, divestitures, litigation and strategic alternatives during the periods presented:

	Three Months Ended		Increase/ (Decrease) $ Amount	Increase/ (Decrease) % Change
	April 30,
	2014	2013
	(Amounts in thousands, except for percentage data)
Professional fees: acquisitions, divestitures, litigation and strategic alternatives	$102	$495	$(393)	(79.4%)
% of total revenues	0.4%	1.4%

Professional fees in the first quarter of fiscal 2015 decreased $0.4 million when compared to the same period of fiscal 2014.

Severance and Other Restructuring Costs

The following table provides information regarding the change in severance and other restructuring costs during the periods presented:

	Three Months Ended		Increase/	Increase/
	April 30,		(Decrease)	(Decrease)
	2014	2013	$ Amount	% Change
	(Amounts in thousands, except for percentage data)
Severance and other restructuring costs	$474	$229	$245	>100%
% of total revenues	1.9%	0.6%

Severance and other restructuring costs increased $0.2 million for the three months ended April 30, 2014, as compared to the same period of 2013. During the first quarter of fiscal 2015, a majority of these costs incurred were severance charges related to the departure of 21 employees. This is compared to severance charges of $0.2 million in the first quarter of fiscal 2014 related to seven former employees.

Other Income (Expenses), Net

The table below provides detail regarding our other income (expenses), net:

	Three Months Ended		Increase/	Increase/
	April 30,		(Decrease)	(Decrease)
	2014	2013	$ Amount	% Change
	(Amounts in thousands, except for percentage data)
Loss on sale of equity investment	$—	$(67)	$67	(100.0%)
Interest income, net	84	30	54	>100%
Foreign exchange gain (loss)	331	(479)	810	>(100%)
Miscellaneous income	—	51	(51)	(100.0%)

	$415	$(465)	$931

Foreign exchange gain (loss). Foreign exchange gains and losses result from changes in exchange rates between the U.S. Dollar and foreign currencies during the periods presented.

Income Tax Benefit

	Three Months Ended		Increase/	Increase/
	April 30,		(Decrease)	(Decrease)
	2014	2013	$ Amount	% Change
	(Amounts in thousands, except for percentage data)
Income tax benefit	$(234)	$(241)	$7	(2.9%)
% of total revenues	(1.0%)	(0.7%)

For the three months ended April 30, 2014, we recorded an income tax benefit of $0.2 million on a loss before tax of $9.7 million. This represents an estimated annual effective tax rate of 12% attributable to profitable foreign operations or jurisdictions where losses can, more likely than not, be benefitted. Our effective tax rate of 12% was based on the full fiscal year estimates for fiscal 2015. Our benefit is affected by geographic jurisdiction in which a worldwide income or loss has been incurred, resulting in the difference between the federal statutory rate of 35% and the forecasted effective tax rate.

Our effective tax rate in fiscal 2015 and in future periods may fluctuate on a quarterly basis as a result of changes in the valuation of our deferred tax assets, changes in actual results versus our estimates, or changes in tax laws, regulations, accounting principles, or interpretations thereof. We regularly review our tax positions in each significant taxing jurisdiction in the process of evaluating our unrecognized tax benefits. We make adjustments to our unrecognized tax benefits when: i) facts and circumstance regarding a tax position change, causing a change in management’s judgment regarding that tax position; ii) a tax position is effectively settled with a tax authority; and/or iii) the statute of limitations expires regarding a tax position.

We continue to maintain a valuation allowance against deferred tax assets where realization is not certain. We periodically evaluate the likelihood of the realization of deferred tax assets and reduce the carrying amount of these deferred tax assets by a valuation allowance to the extent we believe a portion will not be realized.

Non-GAAP Measures.

We define non-GAAP (loss) income from operations as U.S. GAAP operating loss plus stock-based compensation expenses, amortization of intangible assets, earn-outs and change in fair value of earn-outs, professional fees associated with acquisitions, divestitures, litigation and strategic alternatives and severance and other restructuring costs. We define adjusted EBITDA as U.S. GAAP operating loss before depreciation expense, amortization of intangible assets, stock-based compensation expense, inventory write-downs, earn-outs and change in fair value of earn-outs, professional fees associated with acquisitions, divestitures, litigation and strategic alternatives, and severance and other restructuring costs. We discuss non-GAAP (loss) income from operations in our quarterly earnings releases and certain other communications as we believe non-GAAP operating (loss) income from operations and adjusted EBITDA are both important measures that are not calculated according to U.S. GAAP. We use non-GAAP (loss) income from operations and adjusted EBITDA in internal forecasts and models when establishing internal operating budgets, supplementing the financial results and forecasts reported to our Board of Directors, determining a component of bonus compensation for executive officers and other key employees based on operating performance and evaluating short-term and long-term operating trends in our operations. We believe that non-GAAP (loss) income from operations and adjusted EBITDA financial measures assist in providing an enhanced understanding of our underlying operational measures to manage the business, to evaluate performance compared to prior periods and the marketplace, and to establish operational goals. We believe that these non-GAAP financial adjustments are useful to investors because they allow investors to evaluate the effectiveness of the methodology and information used by management in our financial and operational decision-making.

Non-GAAP (loss) income from operations and adjusted EBITDA are non-GAAP financial measures and should not be considered in isolation or as a substitute for financial information provided in accordance with U.S. GAAP. These non-GAAP financial measures may not be computed in the same manner as similarly titled measures used by other companies. We expect to continue to incur expenses similar to the financial adjustments described above in arriving at non-GAAP (loss) income from operations and adjusted EBITDA, and investors should not infer from our presentation of this non-GAAP financial measure that these costs are unusual, infrequent or non-recurring.

The following table includes the reconciliations of our U.S. GAAP loss from operations, the most directly comparable U.S. GAAP financial measure, to our non-GAAP (loss) income from operations and the reconciliation of our U.S. GAAP loss from operations to our adjusted EBITDA for the three months ended April 30, 2014 and 2013 (amounts in thousands, except per share and percentage data):

	Three Months Ended			Three Months Ended
	April 30, 2014			April 30, 2013
	GAAP			GAAP
	As Reported	Adjustments	Non-GAAP	As Reported	Adjustments	Non-GAAP
Revenues:
Products	$5,058	$—	$5,058	$14,808	$—	$14,808
Services	19,279	—	19,279	20,744	—	20,744

Total revenues	24,337	—	24,337	35,552	—	35,552

Cost of revenues:
Products	1,544	—	1,544	2,658	—	2,658
Services	11,595	—	11,595	13,443	—	13,443
Amortization of intangible assets	270	(270)	—	313	(313)	—
Stock-based compensation	37	(37)	—	54	(54)	—

Total cost of revenues	13,446	(307)	13,139	16,468	(367)	16,101

Gross profit	10,891	307	11,198	19,084	367	19,451

Gross profit percentage	44.8%	1.3%	46.0%	53.7%	1.0%	54.7%
Operating expenses:
Research and development	10,928	—	10,928	9,692	—	9,692
Selling and marketing	3,438	—	3,438	3,602	—	3,602
General and administrative	4,016	—	4,016	4,967	—	4,967
Amortization of intangible assets	1,509	(1,509)	—	836	(836)	—
Stock-based compensation expense	559	(559)	—	1,059	(1,059)	—
Earn-outs and change in fair value of earn-outs	—	—	—	20	(20)	—
Professional fees: acquisitions, divestitures, litigation and strategic alternatives	102	(102)	—	495	(495)	—
Severance and other restructuring costs	474	(474)	—	229	(229)	—

Total operating expenses	21,026	(2,644)	18,382	20,900	(2,639)	18,261

(Loss) income from operations	$(10,135)	$2,951	$(7,184)	$(1,816)	$3,006	$1,190

(Loss) income from operations percentage	(41.6%)	12.1%	(29.5%)	(5.1%)	8.4%	3.3%
Weighted average common shares outstanding:
Basic	32,985	32,985	32,985	32,513	32,513	32,513

Diluted	32,985	33,441	32,985	32,513	33,169	33,169

Non-GAAP operating (loss) income per share:
Basic	$(0.31)	$0.09	$(0.22)	$(0.05)	$0.09	$0.04

Diluted	$(0.31)	$0.09	$(0.22)	$(0.05)	$0.09	$0.04

Adjusted EBITDA:
Loss from operations			$(10,135)			$(1,816)
Depreciation expense			995			1,180
Amortization of intangible assets			1,779			1,149
Stock-based compensation expense			596			1,113
Earn-outs and changes in fair value			—			20
Professional fees: acquisitions, divestitures, etc.			102			495
Severance and other restructuring			474			229

Adjusted EBITDA			$(6,189)			$2,370

Adjusted EBITDA %			(25.4%)			6.7%

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

Professional Fees: Acquisitions, Divestitures, Litigation, and Strategic Alternatives. We have excluded the effect of legal and other professional costs associated with our acquisitions, divestitures, litigation and strategic alternatives because the amounts are considered significant non-operating expenses.

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

Liquidity and Capital Resources

The following table includes key line items of our consolidated statements of cash flows:

	Three Months Ended		Increase/
	April 30,		(Decrease)
	2014	2013	$ Amount
	(Amounts in thousands)
Total cash (used in) provided by operating activities	$(5,282)	$3,103	$(8,385)
Total cash used in investing activities	(3,376)	(640)	(2,736)
Total cash (used in) provided by financing activities	(3,504)	84	(3,588)
Effect of exchange rate changes on cash	(315)	(79)	(236)

Net (decrease) increase in cash and cash equivalents	$(12,477)	$2,468	$(14,945)

Historically, we have financed our operations and capital expenditures primarily with cash on-hand. Cash, cash equivalents, restricted cash, and marketable securities decreased from $128.1 million at January 31, 2014 to $116.6 million at April 30, 2014.

Operating Activities

Below are key line items affecting cash from operating activities:

	Three Months Ended		Increase/
	April 30,		(Decrease)
	2014	2013	$ Amount
	(Amounts in thousands)
Net loss from continuing operations	$(9,467)	$(2,020)	$(7,447)
Adjustments to reconcile net loss to cash (used in) provided by operating activities from continuing operations	3,381	3,543	(162)

Net (loss) income including adjustments	(6,086)	1,523	(7,609)
Decrease in accounts receivable	4,895	2,093	2,802
(Increase) decrease in prepaid expenses and other current assets	(1,793)	4,081	(5,874)
Decrease in accrued expenses	(3,731)	(1,652)	(2,079)
Increase (decrease) in deferred revenues	277	(1,349)	1,626
All other—net	1,156	(1,628)	2,784

Net cash (used in) provided by operating activities from continuing operations	(5,282)	3,068	(8,350)
Net cash provided by operating activities from discontinued operations	—	35	(35)

	$(5,282)	$3,103	$(8,385)

We used net cash in continuing operating activities of $5.3 million for the three months ended April 30, 2014. This cash used in operating activities was primarily the result of our net loss, including adjustments, of $6.1 million, an increase in prepaid expenses and other current assets of $1.8 million and a decrease in accrued expenses of $3.7 million. These amounts were partially offset by a $4.9 million decrease in accounts receivable due to lower revenues, and a $0.8 million increase in accounts payable due to the timing of payments to our vendors.

Investing Activities

Cash flows from investing activities are as follows:

	Three Months Ended		Increase/
	April 30,		(Decrease)
	2014	2013	$ Amount
	(Amounts in thousands)
Purchases of property and equipment	$(371)	$(507)	$136
Purchases of marketable securities	(1,543)	(2,062)	519
Proceeds from sale and maturity of marketable securities	538	3,116	(2,578)
Investment in affiliate	(2,000)	—	(2,000)
Acquisition of businesses and payment of contingent consideration, net of cash acquired	—	(3,206)	3,206
Other investing activities, net	—	19	(19)

Net cash used in investing activities from continuing operations	(3,376)	(2,640)	(736)
Net cash provided by investing activities from discontinued operations	—	2,000	(2,000)

	$(3,376)	$(640)	$(2,736)

We used $3.4 million of cash in investing activities from continuing operations primarily related to the purchase of capital assets of $0.4 million, an investment in an affiliate of $2.0 million and the $1.0 million net use of cash related to the purchases of marketable securities.

Financing Activities

Cash flows from financing activities are as follows:

	Three Months Ended		Increase/
	April 30,		(Decrease)
	2014	2013	$ Amount
	(Amounts in thousands)
Repurchases of our common stock	$(3,504)	$—	$(3,504)
Proceeds from issuance of common stock relating to stock option exercises	—	84	(84)

	$(3,504)	$84	$(3,588)

We used $3.5 million in cash in our financing activities from continuing operations for the purchase of stock under a stock repurchase plan during the first quarter of fiscal 2015.

Effect of exchange rate changes decreased cash and cash equivalents by $0.3 million for the three months ended April 30, 2014, due to the translation of European subsidiaries’ cash balances, which use the Euro as their functional currency, to U.S. dollars.

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

On September 4, 2013, our Board of Directors authorized the repurchase of up to $25.0 million of our common stock, par value $0.01 per share, through a share repurchase program which would have terminated on January 31, 2015. On May 31, 2014, this program was amended to increase the authorized repurchase amount to $40.0 million and extend the termination date to April 30, 2015. Under the program, management is authorized to repurchase shares through Rule 10b5-1 plans, open market purchases, privately negotiated transactions, block purchases or otherwise in accordance with applicable federal securities laws, including Rule 10b-18 of the Securities Exchange Act of 1934. This share repurchase program does not obligate us to acquire any specific number of shares and may be suspended or discontinued at any time. All repurchases are expected to be funded from our current cash and investment balances. The timing and amount of shares to be repurchased will be based on market conditions and other factors, including price, corporate and regulatory requirements, and alternative investment opportunities. As of April 30, 2014, we repurchased a total of 339,400 shares of our common stock under this plan at an average price of $10.32 per share and used a total of $3.5 million of cash, including fees.

Effects of Inflation

Management believes that financial results have not been significantly impacted by inflation and price changes in materials we use in manufacturing our products.

Contractual Obligations

There have been no significant changes to our contractual obligations outside the ordinary course of business since January 31, 2014. Refer to our Form 10-K for the fiscal year ended January 31, 2014 for additional information regarding our contractual obligations.

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

There have been no significant changes in our critical accounting policies during the three months ended April 30, 2014, as compared to those disclosed in our fiscal 2014 Form 10-K.

Recent Accounting Standard Updates

We consider the applicability and impact of all ASUs. ASUs not listed below were assessed and determined to be either not applicable or are expected to have minimal impact on our consolidated financial position or results of operations.

Impact of Recently Adopted Accounting Guidance

Definition of a Public Business Entity

In December 2013, the FASB issued ASU 2013-12, “Definition of a Public Business Entity: An Addition to the Master Glossary,” which provides entities with a single definition of a Public Business Entity for use in future financial accounting and guidance beginning in fiscal 2015. The adoption of this guidance does not have a material impact on our financial statements and we do not expect it to in the future.

Release of Cumulative Translation Adjustment into Net Income

In March 2013, the FASB issued ASU 2013-05, “Foreign Currency Matter (Topic 830) – Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity,” which amends previous guidance related to overall consolidation rules and rules related to the translation of financial statements. ASU 2013-05 requires that the parent release any related cumulative translation adjustment into net income only if the sale or transfer results in the complete or substantially complete liquidation of the foreign entity in which the subsidiary or group of assets had resided. The new guidance was effective prospectively for us beginning February 1, 2014. Early adoption was permitted. The initial adoption of this guidance had no impact on our financial statements but could impact our future operations if we liquidate one or more foreign entities.

Recent Accounting Guidance Not Yet Effective

Revenue from Contracts with Customers

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606),” to clarify the principles for recognizing revenue and to develop a common revenue standard for U.S. GAAP and the International Financial Reporting Standards. This guidance supersedes previously issued guidance on revenue recognition and gives a five step process an entity should follow so that the entity recognizes revenue that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This new guidance will be effective for our fiscal 2018 reporting period and must be applied either retrospectively during each prior reporting period presented or retrospectively with the cumulative effect of initially applying this guidance recognized at the date of the initial application. Early adoption is not permitted. We are currently evaluating the impact of the adoption of this ASU on our consolidated financial statements.

Reporting Discontinued Operations and Disposals of Components of an Entity

In April 2014, the FASB issued ASU 2014-08, “Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360) – Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity,” which changes the criteria for reporting discontinued operations while enhancing disclosures in this area. The amended guidance requires that a disposal representing a strategic shift that has (or will have) a major effect on an entity’s financial results or a business activity classified as held for sale should be reported as discontinued operations. This guidance also expands the disclosures required when an entity reports a discontinued operation or when it disposes of or classifies as held for sale an individually significant component that does not meet the definition of a discontinued operation. This new guidance will be effective prospectively on disposals (or classifications of held for sale) of components of an entity that occur within our fiscal years beginning on February 1, 2015. Early adoption is permitted but only for disposals (or classification as held for sale) that have not been reported in financial statements previously issued or available for issuance. We do not anticipate material impacts on our financial statements upon initial adoption. This guidance could have a material impact on our disclosure requirements if we dispose of, or classify as held for sale, an individually significant component of our business that does not meet the definition of a discontinued operation.

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

Substantially all of our international product sales are payable in U.S. dollars or in the case of our operations in the Netherlands, payable in local currencies, providing a natural hedge for receipts and local payments. In light of the high proportion of our international businesses, we expect the risk of any adverse movements in foreign currency exchange rates could have an impact on our translated results within the consolidated statements of operations and comprehensive loss and the consolidated balance sheets. For the first three months of fiscal 2015, we generated a foreign currency translation gain of $0.5 million, which increased the equity section of our consolidated balance sheet over the prior year.

We did not enter into derivative financial instruments for trading purposes and do not currently have outstanding derivative financial instruments related to payment obligations of the Company. While we do not anticipate that near-term changes in exchange rates will have a material impact on our operating results, financial position and liquidity, a sudden and significant change in the value of foreign currencies could harm our operating results, financial position and liquidity.

Our principal currency exposures relate primarily to the U.S. dollar, the Euro and the Philippine peso. All foreign currency gains and losses are included in other expenses, net, in the accompanying consolidated statements of operations and comprehensive loss. For the three months ended April 30, 2014, we recorded $0.3 million in gains due to the international subsidiary translations and cash settlements of revenues and expenses.

Interest Rate Risk

Exposure to market risk for changes in interest rates relates primarily to our investment portfolio of marketable debt securities of various issuers, types and maturities and to our borrowings under our demand note payable. We do not use derivative instruments in our investment portfolio, and our investment portfolio only includes highly liquid instruments. Our cash and marketable securities include cash equivalents, which we consider to be investments purchased with original maturities of 90 days or less. There is risk that losses could be incurred if we were to sell any of our securities prior to stated maturity. Given the short maturities and investment grade quality of the portfolio holdings at April 30, 2014, a sharp change in interest rates should not have a material adverse impact on the fair value of our investment portfolio. However, our long term marketable securities, which are carried at the lower of cost or market value, have fixed interest rates, and therefore are subject to changes in fair value.

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

(b) Changes in internal control over financial reporting. As a result of the evaluation completed by us, and in which Messrs. Rau and Dias participated, we have concluded that there were no changes during the fiscal quarter ended April 30, 2014 in our internal control over financial reporting, which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In addition to the other information set forth in this Form 10-Q, you should carefully consider the risk factors discussed in Part I, “Item 1A. Risk Factors” in our Form 10-K for the fiscal year ended January 31, 2014, which could materially affect our business, financial condition or future results. The risks described in our Form 10-K are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Stock Repurchase Program

On September 4, 2013, our Board of Directors authorized the repurchase of up to $25.0 million of our common stock, par value $0.01 per share, through a share repurchase program which would have terminated on January 31, 2015. On May 31, 2014, this program was amended to increase the authorized repurchase amount to $40.0 million and extend the termination date to April 30, 2015. Under the program, management is authorized to repurchase shares through Rule 10b5-1 plans, open market purchases, privately negotiated transactions, block purchases or otherwise in accordance with applicable federal securities laws, including Rule 10b-18 of the Securities Exchange Act of 1934. This share repurchase program does not obligate us to acquire any specific number of shares and may be suspended or discontinued at any time. All repurchases are expected to be funded from our current cash and investment balances. The timing and amount of shares to be repurchased will be based on market conditions and other factors, including price, corporate and regulatory requirements, and alternative investment opportunities. Any shares repurchased by us under the share repurchase program will reduce the number of shares outstanding.

The following table provides information about our repurchases of our equity securities during the quarter ended April 30, 2014:

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (Or Units)	Total Number of Shares (Or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (Or Units) that May Yet Be Purchased Under the Plans or Programs
February 1, 2014 to February 28, 2014	30,000	$10.60	30,000	$24,681,940
March 1, 2014 to March 31, 2014	199,700	$10.35	229,700	$22,615,631
April 1, 2014 to April 30, 2014	109,700	$10.21	339,400	$21,495,721

Total	339,400	$10.32	339,400	$21,495,721

ITEM 6.	Exhibits

(a)	Exhibits

See the Exhibit Index following the signature page to this Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, SeaChange International, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: June 6, 2014

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