Form 10-Q
period 2014-07-31
SEACHANGE INTERNATIONAL INC
filed 2014-09-05
CIK 1019671

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2014

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

The number of shares outstanding of the registrant’s Common Stock on September 2, 2014 was 32,587,345.

SEACHANGE INTERNATIONAL, INC.

PART I – FINANCIAL INFORMATION

ITEM 1. Financial Statements

SEACHANGE INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share data)

	July 31, 2014	January 31, 2014
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$96,555	$115,734
Marketable securities	6,038	5,555
Accounts and other receivables, net of allowance for doubtful accounts of $410 and $327 at July 31, 2014 and January 31, 2014, respectively	26,494	30,203
Unbilled receivables	5,156	5,511
Inventories	4,881	6,632
Prepaid expenses and other current assets	6,422	5,449

Total current assets	145,546	169,084
Property and equipment, net	16,979	18,530
Marketable securities, long-term	8,279	6,814
Investments in affiliates	3,051	1,051
Intangible assets, net	10,603	12,855
Goodwill	44,869	45,150
Other assets	580	836

Total assets	$229,907	$254,320

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$4,943	$6,640
Other accrued expenses	9,928	12,539
Deferred revenues	22,980	24,030

Total current liabilities	37,851	43,209
Deferred revenue	1,783	1,598
Other liabilities	966	936
Taxes payable	2,490	2,503
Deferred tax liabilities	1,614	1,633

Total liabilities	44,704	49,879

Commitments and contingencies (Note 5)

Stockholders’ equity:
Common stock, $0.01 par value; 100,000,000 shares authorized; 32,658,408 shares issued and 32,618,624 outstanding at July 31, 2014, and 33,037,671 shares issued and 32,997,887 outstanding at January 31, 2014	327	330
Additional paid-in capital	217,829	221,932
Treasury stock, at cost; 39,784 common shares	(1)	(1)
Accumulated loss	(30,723)	(15,688)
Accumulated other comprehensive loss	(2,229)	(2,132)

Total stockholders’ equity	185,203	204,441

Total liabilities and stockholders’ equity	$229,907	$254,320

The accompanying notes are an integral part of these unaudited, consolidated financial statements.

SEACHANGE INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME

(Unaudited, amounts in thousands, except per share data)

	Three Months Ended July 31,		Six Months Ended July 31,
	2014	2013	2014	2013
Revenues:
Product	$8,740	$16,179	$13,798	$30,987
Service	21,109	21,201	40,388	41,945

Total revenues	29,849	37,380	54,186	72,932

Cost of revenues:
Product	1,865	1,821	3,409	4,479
Service	12,281	13,813	23,876	27,256
Amortization of intangible assets	267	314	537	627
Stock-based compensation expense	49	70	86	124

Total cost of revenues	14,462	16,018	27,908	32,486

Gross profit	15,387	21,362	26,278	40,446

Operating expenses:
Research and development	10,869	10,103	21,797	19,795
Selling and marketing	3,624	3,733	7,062	7,335
General and administrative	4,038	4,513	8,054	9,480
Amortization of intangible assets	822	834	2,331	1,670
Stock-based compensation expense	752	587	1,311	1,646
Earn-outs and change in fair value of earn-outs	—	14	—	34
Professional fees—other	251	426	353	921
Severance and other restructuring costs	218	617	692	846

Total operating expenses	20,574	20,827	41,600	41,727

(Loss) income from operations	(5,187)	535	(15,322)	(1,281)
Other (expenses) income, net	(333)	(312)	82	(777)

(Loss) income before income taxes and equity income in earnings of affiliates	(5,520)	223	(15,240)	(2,058)
Income tax provision (benefit)	167	(120)	(67)	(361)
Equity income in earnings of affiliates, net of tax	—	—	19	20

(Loss) income from continuing operations	(5,687)	343	(15,154)	(1,677)

Income (loss) from discontinued operations, net of tax	119	(558)	119	(523)

Net loss	$(5,568)	$(215)	$(15,035)	$(2,200)

Net loss	$(5,568)	$(215)	$(15,035)	$(2,200)
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustment	(605)	352	(85)	(688)
Unrealized loss on marketable securities	(17)	(12)	(12)	(9)

Comprehensive (loss) income	$(6,190)	$125	$(15,132)	$(2,897)

Net loss per share:
Basic loss per share	$(0.17)	$(0.01)	$(0.46)	$(0.07)

Diluted loss per share	$(0.17)	$(0.01)	$(0.46)	$(0.07)

Net (loss) income per share from continuing operations:
Basic (loss) income per share	$(0.17)	$0.01	$(0.46)	$(0.05)

Diluted (loss) income per share	$(0.17)	$0.01	$(0.46)	$(0.05)

Net income (loss) per share from discontinued operations:
Basic income (loss) per share	$0.00	$(0.02)	$0.00	$(0.02)

Diluted income (loss) per share	$0.00	$(0.02)	$0.00	$(0.02)

Weighted average common shares outstanding:
Basic	32,806	32,584	32,902	32,547

Diluted	32,806	32,584	32,902	32,547

The accompanying notes are an integral part of these unaudited, consolidated financial statements.

SEACHANGE INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, amounts in thousands)

	Six Months Ended July 31,
	2014	2013
Cash flows from operating activities:
Net loss	$(15,035)	$(2,200)
Net (income) loss from discontinued operations	(119)	523
Adjustments to reconcile net loss to net cash (used in) provided by operating activities from continuing operations:
Depreciation of property and equipment	1,918	2,303
Amortization of intangible assets	2,868	2,297
Stock-based compensation expense	1,397	1,770
Other	334	432
Changes in operating assets and liabilities:
Accounts receivable	3,568	1,664
Unbilled receivables	299	(2,155)
Inventories	1,235	(995)
Prepaid expenses and other assets	(981)	7,924
Accounts payable	(1,070)	(273)
Accrued expenses	(3,278)	(4,806)
Deferred revenues	(784)	(1,140)
Other	(59)	(64)

Net cash (used in) provided by operating activities from continuing operations	(9,707)	5,280
Net cash provided by (used in) operating activities from discontinued operations	119	(523)

Total cash (used in) provided by operating activities	(9,588)	4,757

Cash flows from investing activities:
Purchases of property and equipment	(686)	(1,449)
Purchases of marketable securities	(5,591)	(4,093)
Proceeds from sale and maturity of marketable securities	3,575	5,141
Proceeds from sale of equity investments	239	1,128
Investment in affiliate	(2,000)	—
Acquisition of businesses and payment of contingent consideration, net of cash acquired	—	(3,206)
Other investing activities, net	—	21

Net cash used in investing activities from continuing operations	(4,463)	(2,458)
Net cash provided by investing activities from discontinued operations	—	4,000

Total cash (used in) provided by investing activities	(4,463)	1,542

Cash flows from financing activities:
Repurchases of common stock	(5,504)	—
Proceeds from issuance of common stock relating to stock option exercises	—	499

Total cash (used in) provided by financing activities	(5,504)	499

Effect of exchange rate changes on cash	376	(114)

Net (decrease) increase in cash and cash equivalents	(19,179)	6,684

Cash and cash equivalents, beginning of period	115,734	106,721

Cash and cash equivalents, end of period	$96,555	$113,405

Supplemental disclosure of cash flow information:
Income taxes paid	$540	$472
Supplemental disclosure of non-cash activities:
Transfer of items originally classified as inventories to equipment	$310	$417

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

Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of SeaChange International, Inc. and its subsidiaries (“SeaChange” or the “Company”) and are prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial reports as well as rules and regulations of the Securities and Exchange Commission (“SEC”). All intercompany transactions and balances have been eliminated. Certain information and footnote disclosures normally included in financial statements prepared under U.S. GAAP have been condensed or omitted pursuant to such regulations. However, we believe that the disclosures are adequate to make the information presented not misleading. In the opinion of management, the accompanying financial statements include all adjustments necessary to present a fair presentation of the consolidated financial statements for the periods shown. These consolidated financial statements should be read in conjunction with our most recently audited financial statements and related footnotes included in our Annual Report on Form 10-K (“Form 10-K”) as filed with the SEC. The balance sheet data as of January 31, 2014 that is included in this Form 10-Q was derived from our audited financial statements. We have reclassified certain fiscal 2014 data to conform to our fiscal 2015 presentation.

The preparation of these financial statements in conformity with U.S. GAAP, requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and disclosure of contingent assets and liabilities. Interim results are not necessarily indicative of the operating results for the full fiscal year or any future periods and actual results may differ from our estimates. During the three and six months ended July 31, 2014, there have been no material changes to our significant accounting policies that were described in our fiscal 2014 Form 10-K, as filed with the SEC.

2. Fair Value Measurements

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

The fair value hierarchy is broken down into three levels based on the reliability of inputs and requires an entity to maximize the use of observable inputs, where available. The following summarizes the three levels of inputs required, as well as the assets and liabilities that we value using those levels of inputs:

•	Level 1—Observable inputs that reflect quoted prices for identical assets or liabilities in active markets.

•	Level 2—Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not very active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

•	Level 3—Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

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

The following tables set forth our financial assets and liabilities that were accounted for at fair value on a recurring basis as of July 31, 2014 and January 31, 2014:

		Fair Value at July 31, 2014 Using
	July 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Amounts in thousands)
Financial assets:
Cash	$95,047	$95,047	$—	$—
Money market accounts (a)	1,508	1,508	—	—
Available for sale marketable securities:
Current marketable securities:
U.S. treasury notes and bonds—conventional	2,511	2,511	—	—
U.S. government agency issues	3,527	—	3,527	—
Non-current marketable securities:
U.S. treasury notes and bonds—conventional	2,006	2,006	—	—
U.S. government agency issues	6,273	—	6,273	—

Total	$110,872	$101,072	$9,800	$—

		Fair Value at January 31, 2014 Using
	January 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Amounts in thousands)
Financial assets:
Cash	$112,271	$112,271	$—	$—
Money market accounts (a)	3,463	3,463	—	—
Available for sale marketable securities:
Current marketable securities:
U.S. treasury notes and bonds—conventional	3,545	3,545	—	—
U.S. government agency issues	2,010	—	2,010	—
Non-current marketable securities:
U.S. government agency issues	6,814	—	6,814	—

Total	$128,103	$119,279	$8,824	$—

(a)	Money market funds and U.S. treasury bills are included in cash and cash equivalents on the accompanying consolidated balance sheet and are valued at quoted market prices for identical instruments in active markets.

Available-For-Sale Securities

We determine the appropriate classification of debt investment securities at the time of purchase and re-evaluate such designation as of each balance sheet date. Our investment portfolio consists of money market funds, U.S. treasury notes and bonds, and U.S. government agency notes and bonds as of July 31, 2014 and January 31, 2014. All highly liquid investments with an original maturity of three months or less when purchased are considered to be cash equivalents. All cash equivalents are carried at cost, which approximates fair value. Our marketable securities are classified as available-for-sale and are reported at fair value with unrealized gains and losses, net of tax, reported in stockholders’ equity as a component of accumulated other comprehensive loss. The amortization of premiums and accretion of discounts to maturity are computed under the effective interest method and are included in other (expenses) income, net, in our consolidated statements of operations and comprehensive (loss) income. Interest on securities is recorded as earned and is also included in other (expenses) income, net. Any realized gains or losses would be shown in the accompanying consolidated statements of operations and comprehensive (loss) income in other (expenses) income, net. We provide fair value measurement disclosures of available-for-sale securities in accordance with one of three levels of fair value measurement mentioned above.

The following is a summary of available-for-sale securities, including the cost basis, aggregate fair value and gross unrealized gains and losses, for cash equivalents, short- and long-term marketable securities portfolio as of July 31, 2014 and January 31, 2014:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(Amounts in thousands)
July 31, 2014:
Cash	$95,047	$—	$—	$95,047
Cash equivalents	1,508	—	—	1,508

Cash and cash equivalents	96,555	—	—	96,555

U.S. treasury notes and bonds—short-term	2,510	1	—	2,511
U.S. treasury notes and bonds—long-term	2,011	—	(5)	2,006
U.S. government agency issues—short-term	3,520	7	—	3,527
U.S. government agency issues—long-term	6,269	4		6,273

Total cash, cash equivalents and marketable securities	$110,865	$12	$(5)	$110,872

January 31, 2014:
Cash	$112,271	$—	$—	$112,271
Cash equivalents	3,463	—	—	3,463

Cash and cash equivalents	115,734	—	—	115,734

U.S. treasury notes and bonds—short-term	3,540	5		3,545
U.S. government agency issues—short-term	2,005	5	—	2,010
U.S. government agency issues—long-term	6,806	8	—	6,814

Total cash, cash equivalents and marketable securities	$128,085	$18	$—	$128,103

The following is a schedule of the contractual maturities of available-for-sale investments as of July 31, 2014 (amounts in thousands):

Estimated Fair Value
Maturity of one year or less	$6,038
Maturity between one and five years	8,279

Total	$14,317

3. Inventories

Inventories consist primarily of hardware and related component parts and are stated at the lower of cost (on a first-in, first-out basis) or market. Inventories consist of the following:

	July 31, 2014	January 31, 2014
	(Amounts in thousands)
Components and assemblies	$1,957	$2,201
Finished products	2,924	4,431

Total inventory	$4,881	$6,632

4. Goodwill and Intangible Assets

Goodwill

Changes in the carrying amount of goodwill for the six months ended July 31, 2014 were as follows:

Goodwill
(Amounts in thousands)
Balance at January 31, 2014	$45,150
Cumulative translation adjustment	(281)

Balance at July 31, 2014	$44,869

We are required to perform impairment tests related to our indefinite-lived assets annually, which we perform during the third quarter of each fiscal year or sooner if an indicator of impairment occurs. While no impairment charges resulted from our annual test, or any analysis performed during the interim periods since our annual test, impairment charges may occur in the future as a result of changes in projected growth and other factors.

Intangible Assets

Intangible assets, net, consisted of the following:

		As of July 31, 2014			As of January 31, 2014
	Weighted average remaining life (Years)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
	(Amounts in thousands)
Finite-lived intangible assets:
Customer contracts	6.0	$32,444	$(23,835)	$8,609	$32,593	$(22,344)	$10,249
Non-compete agreements	0.5	2,749	(2,679)	70	2,772	(2,632)	140
Completed technology	5.1	11,383	(9,659)	1,724	11,461	(9,195)	2,266
Trademarks, patents and other	—	7,145	(7,145)	—	7,151	(7,151)	—

Total finite-lived intangible assets		$53,721	$(43,318)	$10,403	$53,977	$(41,322)	$12,655

Indefinite-lived intangible assets:
Trade names	Indefinite	$200	$—	$200	$200	$—	$200

Total indefinite-lived intangible assets		200	—	200	200	—	200

Total intangible assets		$53,921	$(43,318)	$10,603	$54,177	$(41,322)	$12,855

As of July 31, 2014, the estimated future amortization expense for our finite-lived intangible assets for the remainder of fiscal year 2015, the four succeeding fiscal years and thereafter is as follows (amounts in thousands):

Fiscal Year Ended January 31,	Estimated Amortization Expense
2015 (for the remaining six months)	$2,139
2016	3,511
2017	2,392
2018	1,430
2019	737
2020 and thereafter	194

Total	$10,403

5. Commitments and Contingencies

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

We enter into agreements in the ordinary course of business with customers, resellers, distributors, integrators and suppliers. Most of these agreements require us to defend and/or indemnify the other party against intellectual property infringement claims brought by a third party with respect to our products. From time to time, we also indemnify customers and business partners for damages, losses and liabilities they may suffer or incur relating to personal injury, personal property damage, product liability, and environmental claims relating to the use of our products and services or resulting from the acts or omissions of us, our employees, authorized agents or subcontractors. From time to time we have received requests from customers for indemnification of patent litigation claims. Management cannot reasonably estimate any potential losses, but these claims could result in material liability for us. There are no current pending legal proceedings, in the opinion of management that would have a material adverse effect on our financial position, results from operations and cash flows. There is no assurance that future legal proceedings arising from ordinary course of business or otherwise, will have a material adverse effect on our financial position, results from operations or cash flows.

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

Revolving Line of Credit/Demand Note Payable

We have a Demand Promissory Note in the aggregate amount of $20.0 million (the “Line of Credit”) with JP Morgan Chase Bank, N.A. (“JP Morgan”). Borrowings under the Line of Credit will be used to finance working capital needs and for general corporate purposes. The Line of Credit expires on November 27, 2014. We currently do not have any borrowings nor do we have any financial covenants under this line.

6. Severance and Other Restructuring Costs

During the three and six months ended July 31, 2014, we incurred restructuring charges of $0.2 million and $0.7 million, respectively, related to severance costs for terminated employees in the three and six month periods ended July 31, 2014.

The following table shows the change in balances of our severance liability for three and six months ended July 31, 2014. These amounts are reported as a component of other accrued expenses on the consolidated balance sheet as of July 31, 2014 (amounts in thousands):

	Three Months Ended July 31, 2014	Six Months Ended July 31, 2014
Accrual balance at the beginning of the period	$221	$229
Severance charges accrued	218	692
Severance costs paid	(226)	(708)

Accrual balance as of July 31, 2014	$213	$213

7. Stock Repurchase Program

On September 4, 2013, our Board of Directors authorized the repurchase of up to $25.0 million of our common stock through a share repurchase program which would have terminated on January 31, 2015. On May 31, 2014, this program was amended to increase the authorized repurchase amount to $40.0 million and extend the termination date to April 30, 2015. Under the program, we are authorized to repurchase shares through Rule 10b5-1 plans, open market purchases, privately negotiated transactions, block purchases or otherwise in accordance with applicable federal securities laws, including Rule 10b-18 of the Securities Exchange Act of 1934. This share repurchase program does not obligate us to acquire any specific number of shares and may be suspended or discontinued at any time. All repurchases are expected to be funded from our current cash and investment balances. The timing and amount of shares to be repurchased will be based on market conditions and other factors, including price, corporate and regulatory requirements, and alternative investment opportunities. Any shares repurchased by us under the share repurchase program will reduce the number of shares outstanding. Pursuant to the share repurchase program, we executed a Rule 10b5-1 plan in June 2014 to repurchase shares. During the three months ended July 31, 2014, we used $2.0 million of cash in connection with the repurchase of 252,120 shares of our common stock (an average price of $7.93 per share). During the six months ended July 31, 2014, we used $5.5 million of cash in connection with the repurchase of 591,520 shares of our common stock (an average price of $9.31 per share). As of July 31, 2014, $34.5 million remained available under the existing share repurchase authorization.

8. Stock Incentive Plans

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

9. Accumulated Other Comprehensive Loss

The following shows the changes in the components of accumulated other comprehensive loss for the six months ended July 31, 2014:

	Foreign Currency Translation Adjustment	Changes in Fair Value of Available for Sale Investments	Total
Balance at January 31, 2014	$(2,150)	$18	$(2,132)
Other comprehensive loss	(85)	(12)	(97)

Balance at July 31, 2014	$(2,235)	$6	$(2,229)

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

10. Segment Information, Significant Customers and Geographic Information

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

Significant Customers

The following summarizes revenues by significant customer where such revenue exceeded 10% of total revenues for the indicated period:

	Three Months Ended July 31,		Six Months Ended July 31,
	2014	2013	2014	2013
Customer A	19%	15%	19%	15%
Customer B	13%	22%	15%	27%
Customer C	11%	14%	11%	11%

Geographic Information

The following table summarizes revenues by customers’ geographic locations for the periods presented:

	Three Months Ended July 31,				Six Months Ended July 31,
	2014		2013		2014		2013
	Amount	%	Amount	%	Amount	%	Amount	%
	(Amounts in thousands, except percentages)
Revenues by customers’ geographic locations:
North America(1)	$18,855	63%	$22,957	62%$	33,497	62%	$39,560	54%
Europe and Middle East	9,001	30%	11,400	30%	16,698	31%	26,338	36%
Latin America	1,529	5%	1,969	5%	3,178	6%	5,096	7%
Asia Pacific and other international locations	464	2%	1,054	3%	813	1%	1,938	3%

Total	$29,849		$37,380		$54,186		$72,932

(1)	Includes total revenues for the United States for the periods shown as follows:

	Three Months Ended July 31,		Six Months Ended July 31,
	2014	2013	2014	2013
	(Amounts in thousands, except percentages)
U.S. Revenue	$17,979	$20,465	$31,447	$35,639
% of total revenues	60.2%	54.7%	58.0%	48.9%

11. Income Taxes

We recorded an income tax provision from continuing operations of $0.2 million for the three months ended July 31, 2014 and an income tax benefit of $0.1 million for the six month period. The benefit for the year is attributable to foreign losses that can be benefitted.

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

We file income tax returns in U.S. federal jurisdiction, various state jurisdictions, and various foreign jurisdictions. We are no longer subject to U.S. federal examinations before fiscal 2010. However, the taxing authorities still have the ability to review the propriety of certain tax attributes created in closed years if such tax attributes are utilized in an open tax year. Presently, we are undergoing an IRS audit for the fiscal years 2010 through 2012.

12. Net Loss Per Share

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

The following table sets forth our computation of basic and diluted net loss per common share (amounts in thousands, except per share amounts):

	Three Months Ended July 31,		Six Months Ended July 31,
	2014	2013	2014	2013
Net (loss) income from continuing operations	$(5,687)	$343	$(15,154)	$(1,677)
Net income (loss) from discontinued operations	119	(558)	119	(523)

Net loss	$(5,568)	$(215)	$(15,035)	$(2,200)

Weighted average shares used in computing net loss per share—basic	32,806	32,584	32,902	32,547
Effect of dilutive shares:
Stock options	—	—	—	—
Restricted stock units	—	—	—	—

Dilutive potential common shares	—	—	—	—

Weighted average shares used in computing net loss per share—diluted	32,806	32,584	32,902	32,547

Net loss per share—basic:
(Loss) income from continuing operations	$(0.17)	$0.01	$(0.46)	$(0.05)
Income (loss) from discontinued operations	0.00	(0.02)	0.00	(0.02)

Net loss per share—basic	$(0.17)	$(0.01)	$(0.46)	$(0.07)

Net loss per share—diluted:
(Loss) income from continuing operations	$(0.17)	$0.01	$(0.46)	$(0.05)
Income (loss) from discontinued operations	0.00	(0.02)	0.00	(0.02)

Net loss per share—diluted	$(0.17)	$(0.01)	$(0.46)	$(0.07)

The number of common shares used in the computation of diluted net loss per share in the three and six months ended July 31, 2014 and 2013 does not include the effect of the following potentially outstanding common shares because the effect would have been anti-dilutive:

	Three Months Ended July 31,		Six Months Ended July 31,
	2014	2013	2014	2013
Stock options	297	814	344	861
Restricted stock units	212	597	216	539

Total	509	1,411	560	1,400

13. Recent Accounting Standard Updates

We consider the applicability and impact of all ASUs. ASUs not listed below were assessed and determined to be either not applicable or are expected to have minimal impact on our consolidated financial position or results of operations.

Recent Accounting Guidance Not Yet Effective

Accounting For Share-Based Payments- Performance Target Could Be Achieved after the Requisite Service Period

In June 2014, the FASB issued ASU No. 2014-12, “Compensation—Stock Compensation (Topic 718)—Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period.” ASU 2014-12 requires that a performance target which affects vesting and that could be achieved after the requisite service period be treated as a performance condition by applying existing guidance in Topic 718 as it relates to awards with performance conditions. The amendment also specifies the period over which compensation costs should be recognized. The amendment is effective for annual reporting periods and interim periods within those annual periods beginning after December 15, 2015. Early adoption is permitted. We are currently evaluating the impact of the adoption of ASU 2014-12 on our consolidated financial statements.

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

Reporting Discontinued Operations and Disposals of Components of an Entity

In April 2014, the FASB issued ASU 2014-08, “Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360) – Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity,” which changes the criteria for reporting discontinued operations while enhancing disclosures in this area. The amended guidance requires that a disposal representing a strategic shift that has (or will have) a major effect on an entity’s financial results or a business activity classified as held for sale should be reported as discontinued operations. This guidance also expands the disclosures required when an entity reports a discontinued operation or when it disposes of or classifies as held for sale an individually significant component that does not meet the definition of a discontinued operation. This new guidance will be effective prospectively on disposals (or classifications of held for sale) of components of an entity that occur within our fiscal year beginning on February 1, 2015. Early adoption is permitted but only for disposals (or classification as held for sale) that have not been reported in financial statements previously issued or available for issuance. We are currently evaluating the impact of the adoption of this ASU on our consolidated financial statements.

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

Business Overview

We are an industry leader in the delivery of multi-screen video headquartered in Acton, Massachusetts. Our products and services facilitate the aggregation, licensing, management and distribution of video (primarily movies and television programming) and television advertising content for cable television system operators, telecommunications and media companies. We currently operate under one reporting segment.

Our focus in fiscal 2015 continues to be:

•	Increasing our next generation product revenues from sales to new customers by expanding to new and adjacent markets and increasing our selling efforts into new geographical areas;

•	Upgrading our existing customers to next generation products; and

•	Enabling our customers in their capacity as service providers to increase average revenue per subscriber, reduce operating and capital expenses, and lower customer churn with quality products and superior customer service.

We continue to experience fluctuations in our revenues from quarter to quarter due to the following factors:

•	Budgetary approvals by our customers for capital purchases;

•	The ability of our customers to process the purchase order within their organization in a timely manner;

•	Availability of the product;

•	The time required to deliver and install the product and for the customer to accept the product and services;

•	Declines in sales of legacy products; and

•	Uncertainty caused by potential consolidation in the industry.

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

Our operating results are significantly influenced by a number of factors, including the mix of products sold and services provided, pricing and costs of materials used in our products. We price our products and services based upon our costs and consideration of the prices of competitive products and services in the marketplace. We expect our financial results to vary from quarter to quarter and our historical financial results are not necessarily indicative of future performance. We believe that international revenues will continue to be a significant portion of our business. Therefore, we expect that movements in foreign exchange rates will have an impact on our financial condition and results of operations.

Results of Operations

The following discussion summarizes the key factors our management believes are necessary for an understanding of our consolidated financial statements.

Revenues

The following table summarizes information about our revenues for the three and six months ended July 31, 2014 and 2013:

	Three Months Ended July 31,		Increase/ (Decrease) $ Amount	Increase/ (Decrease) % Change	Six Months Ended July 31,		Increase/ (Decrease) $ Amount	Increase/ (Decrease) % Change
	2014	2013			2014	2013
	(Amounts in thousands, except for percentage data)
Software Revenues:
Product	$8,740	$16,179	$(7,439)	(46.0%)	$13,798	$30,987	$(17,189)	(55.5%)
Service	21,109	21,201	(92)	(0.4%)	40,388	41,945	(1,557)	(3.7%)

Total revenues	29,849	37,380	(7,531)	(20.1%)	54,186	72,932	(18,746)	(25.7%)

Cost of product revenues	2,132	2,135	(3)	(0.1%)	3,946	5,106	(1,160)	(22.7%)
Cost of service revenues	12,330	13,883	(1,553)	(11.2%)	23,962	27,380	(3,418)	(12.5%)

Total cost of revenues	14,462	16,018	(1,556)	(9.7%)	27,908	32,486	(4,578)	(14.1%)

Gross profit	$15,387	$21,362	$(5,975)	(28.0%)	$26,278	$40,446	$(14,168)	(35.0%)

Gross product profit margin	75.6%	86.8%		(11.2%)	71.4%	83.5%		(12.1%)
Gross service profit margin	41.6%	34.5%		7.1%	40.7%	34.7%		5.9%
Gross profit margin	51.5%	57.1%		(5.6%)	48.5%	55.5%		(7.0%)

Product Revenue. Product revenue for the three and six months ended July 31, 2014 decreased $7.4 million, or 46%, and $17.2 million, or 56%, respectively, over the same periods of fiscal 2014. There was a 55% and 65% decrease in legacy product revenue, respectively, for the three and six month periods, primarily related to the decline in our legacy middleware, VOD streamer and video products. We expect our product revenue to decline in fiscal 2015 as compared to fiscal 2014 as revenue from our next generation product will not offset the significant decline in our legacy products.

Service Revenue. Service revenue remained relatively stable for the three months ended July 31, 2014 when compared to the same period of fiscal 2013. Service revenue for the six months ended July 31, 2014 decreased $1.6 million, or 4%, as compared to the same period of fiscal 2014, primarily due to lower video gateway software service revenue.

For the second quarter of fiscal 2015 and fiscal 2014, three customers accounted for 43% and 51% of our total revenues, respectively. For the first half of fiscal 2015 and fiscal 2014 these same three customers accounted for 45% and 53% of our total revenues, respectively. We believe that a significant amount of our revenues will continue to be derived from a limited number of customers.

International sales accounted for 40% and 45% of total revenues in the second quarter of fiscal 2015 and fiscal 2014, respectively. For the six months ended July 31, 2014 and 2013, international sales accounted for 42% and 51% of total revenues. We believe that international product and service revenues will continue to be a significant portion of our business in the future.

Gross Profit and Margin. Cost of product revenues consists primarily of the cost of purchased material components and subassemblies, labor and overhead relating to the final assembly and testing of complete systems and related expenses, and labor and overhead costs related to software development contracts. Our gross profit margin decreased approximately six percentage points for the three months ended and seven percentage points for the six months ended July 31, 2014, as compared to the same periods of the prior fiscal year. These decreases in gross profit margin were primarily due to the following:

•	An 11 percentage point decrease in gross product profit margin to 76% for the three months ended July 31, 2014 and a 12 percentage point decrease in gross product profit margin to 71% for the first half of fiscal 2015, primarily due to lower legacy middleware license revenue, which carries high margins; and

•	A seven percentage point increase in gross service profit margin to 42% for the second quarter of fiscal 2015 and a 6 percentage point increase in gross service profit margin to 41% for the first six months of fiscal 2015, compared to the same periods of fiscal 2014, primarily due to a mix of lower video gateway software service revenue, as mentioned above, which carry lower margins.

Operating Expenses

Research and Development

The following table provides information regarding the change in research and development expenses during the periods presented:

	Three Months Ended July 31,		Increase/ (Decrease) $ Amount	Increase/ (Decrease) % Change	Six Months Ended July 31,		Increase/ (Decrease) $ Amount	Increase/ (Decrease) % Change
	2014	2013			2014	2013
	(Amounts in thousands, except for percentage data)
Research and development expenses	$10,869	$10,103	$766	7.6%	$21,797	$19,795	$2,002	10.1%
% of total revenue	36.4%	27.0%			40.2%	27.1%

Research and development expenses consist primarily of employee costs, which include salaries, benefits and related payroll taxes, depreciation of development and test equipment and an allocation of related facility expenses. During the three and six months ended July 31, 2014, research and development costs increased $0.8 million and $2.0 million, respectively, as compared to the same periods of the prior fiscal year, primarily related to our investment in our gateway software product lines.

Selling and Marketing

The following table provides information regarding the change in selling and marketing expenses during the periods presented:

	Three Months Ended July 31,		Increase/ (Decrease) $ Amount	Increase/ (Decrease) % Change	Six Months Ended July 31,		Increase/ (Decrease) $ Amount	Increase/ (Decrease) % Change
	2014	2013			2014	2013
	(Amounts in thousands, except for percentage data)
Selling and marketing expenses	$3,624	$3,733	$(109)	(2.9%)	$7,062	$7,335	$(273)	(3.7%)
% of total revenue	12.1%	10.0%			13.0%	10.1%

Selling and marketing expenses consist primarily of payroll costs, which include salaries and related payroll taxes, benefits and commissions, travel expenses and certain promotional expenses. Selling and marketing expenses decreased $0.1 million, or 3%, in the second quarter of fiscal 2015 and decreased $0.3 million, or 4%, in the first half of fiscal 2015, when compared to the same periods of fiscal 2014 due to a reduction in commissions as a result of lower revenues during these periods.

General and Administrative

The following table provides information regarding the change in general and administrative expenses during the periods presented:

	Three Months Ended July 31,		Increase/ (Decrease) $ Amount	Increase/ (Decrease) % Change	Six Months Ended July 31,		Increase/ (Decrease) $ Amount	Increase/ (Decrease) % Change
	2014	2013			2014	2013
	(Amounts in thousands, except for percentage data)
General and administrative expenses	$4,038	$4,513	$(475)	(10.5%)	$8,054	$9,480	$(1,426)	(15.0%)
% of total revenue	13.5%	12.1%			14.9%	13.0%

General and administrative expenses consist primarily of employee costs, which include salaries and related payroll taxes and benefit-related costs, legal and accounting services and an allocation of related facilities expenses. General and administrative expenses decreased $0.5 million, or 11%, in the second quarter of fiscal 2015 and decreased $1.4 million, or 15%, during the first half of fiscal 2015, as compared to the same periods of fiscal 2014, primarily due to lower headcount and lower legal fees.

Amortization of Intangible Assets

The following table provides information regarding the change in amortization of intangible assets expenses during the periods presented:

	Three Months Ended July 31,		Increase/ (Decrease) $ Amount	Increase/ (Decrease) % Change	Six Months Ended July 31,		Increase/ (Decrease) $ Amount	Increase/ (Decrease) % Change
	2014	2013			2014	2013
	(Amounts in thousands, except for percentage data)
Amortization of intangible assets.	$1,089	$1,148	$(59)	(5.1%)	$2,868	$2,297	$571	24.9%
% of total revenue	3.6%	3.1%			5.3%	3.1%

Amortization expense is primarily related to the costs of acquired intangible assets. Amortization is also based on the future economic value of the related intangible assets which is generally higher in the earlier years of the assets’ lives.

Stock-based Compensation Expense

The following table provides information regarding the change in stock-based compensation expense during the periods presented:

	Three Months Ended July 31,		Increase/ (Decrease) $ Amount	Increase/ (Decrease) % Change	Six Months Ended July 31,		Increase/ (Decrease) $ Amount	Increase/ (Decrease) % Change
	2014	2013			2014	2013
	(Amounts in thousands, except for percentage data)
Stock-based compensation expense	$801	$657	$144	21.9%	$1,397	$1,770	$(373)	(21.1%)
% of total revenue	2.7%	1.8%			2.6%	2.4%

Stock-based compensation expense is related to the issuance of stock grants to our employees, executives and members of our Board of Directors. Stock-based compensation expense increased $0.1 million during the three months ended and decreased $0.4 million during the six months ended July 31, 2014, as compared to the same periods of fiscal 2014.

Professional Fees—Other

The following table provides information regarding the change in professional fees expenses associated with acquisitions, divestitures, litigation and strategic alternatives during the periods presented:

	Three Months Ended July 31,		Increase/ (Decrease) $ Amount	Increase/ (Decrease) % Change	Six Months Ended July 31,		Increase/ (Decrease) $ Amount	Increase/ (Decrease) % Change
	2014	2013			2014	2013
	(Amounts in thousands, except for percentage data)
Professional fees—other	$251	$426	$(175)	(41.1%)	$353	$921	$(568)	(61.7%)
% of total revenue	0.8%	1.1%			0.7%	1.3%

Professional fees in the second quarter and first half of fiscal 2015 decreased $0.2 million and $0.6 million, respectively, when compared to the same period of fiscal 2014.

Severance and Other Restructuring Costs

The following table provides information regarding the change in severance and other restructuring costs during the periods presented:

	Three Months Ended July 31,		Increase/ (Decrease) $ Amount	Increase/ (Decrease) % Change	Six Months Ended July 31,		Increase/ (Decrease) $ Amount	Increase/ (Decrease) % Change
	2014	2013			2014	2013
	(Amounts in thousands, except for percentage data)
Severance and other restructuring costs	$218	$617	$(399)	(64.7%)	$692	$846	$(154)	(18.2%)
% of total revenue	0.7%	1.7%			1.3%	1.2%

Severance and other restructuring costs decreased $0.4 million for the three months ended and $0.2 million for the six months ended July 31, 2014, as compared to the same period of 2013 primarily due to the termination of employees during the periods presented.

Other (Expenses) Income, Net

The table below provides detail regarding our other (expenses) income, net:

	Three Months Ended July 31,		Increase/ (Decrease) $ Amount	Increase/ (Decrease) % Change	Six Months Ended July 31,		Increase/ (Decrease) $ Amount	Increase/ (Decrease) % Change
	2014	2013			2014	2013
	(Amounts in thousands, except for percentage data)
Loss on sale of equity investment	$—	$(271)	$271	(100.0%)	$—	$(338)	$338	(100.0%)
Interest income (expense), net	47	86	(39)	(45.3%)	131	117	14	12.0%
Foreign exchange (loss) gain	(379)	(70)	(309)	>100%	(48)	(550)	502	(91.3%)
Miscellaneous loss	(1)	(57)	56	(98.2%)	(1)	(6)	5	(83.3%)

	$(333)	$(312)	$(21)		$82	$(777)	$859

For the six months ended July 31, 2014, other expenses decreased $0.9 million due to a decrease in loss on sale of equity investments and a change in exchange rates between the U.S. Dollar and foreign currencies during the periods presented.

Income Tax Provision (Benefit)

	Three Months Ended July 31,		Increase/ (Decrease) $ Amount	Increase/ (Decrease) % Change	Six Months Ended July 31,		Increase/ (Decrease) $ Amount	Increase/ (Decrease) % Change
	2014	2013			2014	2013
	(Amounts in thousands, except for percentage data)
Income tax provision (benefit)	$167	$(120)	$287	>(100%)	$(67)	$(361)	$294	(81.4%)
% of total revenue	0.6%	(0.3%)			(0.1%)	(0.5%)

We recorded an income tax provision from continuing operations of $0.2 million for the three months ended July 31, 2014 and an income tax benefit of $0.1 million for the six month period. This benefit for the fiscal year is attributable to foreign losses that can be benefitted.

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

Non-GAAP Measures.

We define non-GAAP (loss) income from operations as U.S. GAAP operating (loss) income plus stock-based compensation expenses, amortization of intangible assets, earn-outs and change in fair value of earn-outs, professional fees associated with acquisitions, divestitures, litigation and strategic alternatives and severance and other restructuring costs. We define adjusted EBITDA as U.S. GAAP operating (loss) income before depreciation expense, amortization of intangible assets, stock-based compensation expense, earn-outs and change in fair value of earn-outs, professional fees associated with acquisitions, divestitures, litigation and strategic alternatives, and severance and other restructuring costs. We discuss non-GAAP (loss) income from operations in our quarterly earnings releases and certain other communications as we believe non-GAAP operating (loss) income from operations and adjusted EBITDA are both important measures that are not calculated according to U.S. GAAP. We use non-GAAP (loss) income from operations and adjusted EBITDA in internal forecasts and models when establishing internal operating budgets, supplementing the financial results and forecasts reported to our Board of Directors, determining a component of bonus compensation for executive officers and other key employees based on operating performance and evaluating short-term and long-term operating trends in our operations. We believe that non-GAAP (loss) income from operations and adjusted EBITDA financial measures assist in providing an enhanced understanding of our underlying operational measures to manage the business, to evaluate performance compared to prior periods and the marketplace, and to establish operational goals. We believe that these non-GAAP financial adjustments are useful to investors because they allow investors to evaluate the effectiveness of the methodology and information used by management in our financial and operational decision-making.

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

The following table includes the reconciliations of our U.S. GAAP (loss) income from operations, the most directly comparable U.S. GAAP financial measure, to our non-GAAP (loss) income from operations and the reconciliation of our U.S. GAAP (loss) income from operations to our adjusted EBITDA for the three and six months ended July 31, 2014 and 2013 (amounts in thousands, except per share and percentage data):

	Three Months Ended July 31, 2014			Three Months Ended July 31, 2013
	GAAP As Reported	Adjustments	Non-GAAP	GAAP As Reported	Adjustments	Non-GAAP
Revenues:
Products	$8,740	$—	$8,740	$16,179	$—	$16,179
Services	21,109	—	21,109	21,201	—	21,201

Total revenues	29,849	—	29,849	37,380	—	37,380

Cost of revenues:
Products	1,865	—	1,865	1,821	—	1,821
Services	12,281	—	12,281	13,813	—	13,813
Amortization of intangible assets	267	(267)	—	314	(314)	—
Stock-based compensation	49	(49)	—	70	(70)	—

Total cost of revenues	14,462	(316)	14,146	16,018	(384)	15,634

Gross profit	15,387	316	15,703	21,362	384	21,746

Gross profit percentage	51.5%	1.1%	52.6%	57.1%	1.0%	58.2%

Operating expenses:
Research and development	10,869	—	10,869	10,103	—	10,103
Selling and marketing	3,624	—	3,624	3,733	—	3,733
General and administrative	4,038	—	4,038	4,513	—	4,513
Amortization of intangible assets	822	(822)	—	834	(834)	—
Stock-based compensation expense	752	(752)	—	587	(587)	—
Earn-outs and change in fair value of earn-outs	—	—	—	14	(14)	—
Professional fees—other	251	(251)	—	426	(426)	—
Severance and other restructuring costs	218	(218)	—	617	(617)	—

Total operating expenses	20,574	(2,043)	18,531	20,827	(2,478)	18,349

(Loss) income from operations	$(5,187)	$2,359	$(2,828)	$535	$2,862	$3,397

(Loss) income from operations percentage	(17.4%)	7.8%	(9.5%)	1.4%	7.6%	9.1%

Weighted average common shares outstanding:
Basic	32,806	32,806	32,806	32,584	32,584	32,584

Diluted	32,806	33,000	32,806	33,304	33,304	33,304

Operating (loss) income per share:
Basic	$(0.15)	$0.07	$(0.08)	$0.01	$0.09	$0.10

Diluted	$(0.15)	$0.07	$(0.08)	$0.01	$0.09	$0.10

Adjusted EBITDA:

Loss from operations			$(5,187)			$535

Depreciation expense			922			1,123
Amortization of intangible assets			1,089			1,148
Stock-based compensation expense			801			657
Earn-outs and changes in fair value			—			14
Professional fees—other			251			426
Severance and other restructuring			218			617

Adjusted EBITDA			$(1,906)			$4,520

Adjusted EBITDA %			(6.4%)			12.1%

	Six Months Ended July 31, 2014			Six Months Ended July 31, 2013
	GAAP As Reported	Adjustments	Non-GAAP	GAAP As Reported	Adjustments	Non-GAAP
Revenues:
Products	$13,798	$—	$13,798	$30,987	$—	$30,987
Services	40,388	—	40,388	$41,945	—	41,945

Total revenues	54,186	—	54,186	72,932	—	72,932

Cost of revenues:
Products	3,409	—	3,409	4,479	—	4,479
Services	23,876	—	23,876	27,256	—	27,256
Amortization of intangible assets	537	(537)	—	627	(627)	—
Stock-based compensation	86	(86)	—	124	(124)	—

Total cost of revenues	27,908	(623)	27,285	32,486	(751)	31,735

Gross profit	26,278	623	26,901	40,446	751	41,197

Gross profit percentage	48.5%	1.1%	49.6%	55.5%	1.0%	56.5%

Operating expenses:
Research and development	21,797	—	21,797	19,795	—	19,795
Selling and marketing	7,062	—	7,062	7,335	—	7,335
General and administrative	8,054	—	8,054	9,480	—	9,480
Amortization of intangible assets	2,331	(2,331)	—	1,670	(1,670)	—
Stock-based compensation expense	1,311	(1,311)	—	1,646	(1,646)	—
Earn-outs and change in fair value of earn-outs	—	—	—	34	(34)	—
Professional fees—other	353	(353)	—	921	(921)	—
Severance and other restructuring costs	692	(692)	—	846	(846)	—

Total operating expenses	41,600	(4,687)	36,913	41,727	(5,117)	36,610

(Loss) income from operations	$(15,322)	$5,310	$(10,012)	$(1,281)	$5,868	$4,587

(Loss) income from operations percentage	(28.3%)	9.7%	(18.5%)	(1.8%)	8.0%	6.3%

Weighted average common shares outstanding:
Basic	32,902	32,902	32,902	32,547	32,547	32,547

Diluted	32,902	33,140	32,902	32,547	33,312	33,312

Operating (loss) income per share:
Basic	$(0.46)	$0.16	$(0.30)	$(0.04)	$0.18	$0.14

Diluted	$(0.46)	$0.16	$(0.30)	$(0.04)	$0.18	$0.14

Adjusted EBITDA:

Loss from operations			$(15,322)			$(1,281)

Depreciation expense			1,918			2,303
Amortization of intangible assets			2,868			2,297
Stock-based compensation expense			1,397			1,770
Earn-outs and changes in fair value			—			34
Professional fees—other			353			921
Severance and other restructuring			692			846

Adjusted EBITDA			$(8,094)			$6,890

Adjusted EBITDA %			(14.9%)			9.4%

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

Professional Fees—Other. We have excluded the effect of legal and other professional costs associated with our acquisitions, divestitures, litigation and strategic alternatives because the amounts are considered significant non-operating expenses.

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

Liquidity and Capital Resources

The following table includes key line items of our consolidated statements of cash flows:

	Six Months Ended July 31,		Increase/ (Decrease) $ Amount
	2014	2013
	(Amounts in thousands)
Total cash (used in) provided by operating activities	$(9,588)	$4,757	$(14,345)
Total cash (used in) provided by investing activities	(4,463)	1,542	(6,005)
Total cash (used in) provided by financing activities	(5,504)	499	(6,003)
Effect of exchange rate changes on cash	376	(114)	490

Net (decrease) increase in cash and cash equivalents	$(19,179)	$6,684	$(25,863)

Historically, we have financed our operations and capital expenditures primarily with cash on-hand. Cash, cash equivalents, restricted cash, and marketable securities decreased from $128.1 million at January 31, 2014 to $110.9 million at July 31, 2014.

Operating Activities

Below are key line items affecting cash from operating activities:

	Six Months Ended July 31,		Increase/ (Decrease) $ Amount
	2014	2013
	(Amounts in thousands)
Net loss from continuing operations	$(15,154)	$(1,677)	$(13,477)
Adjustments to reconcile net loss to cash (used in) provided by operating activities from continuing operations	6,517	6,802	(285)

Net (loss) income including adjustments	(8,637)	5,125	(13,762)
Decrease in accounts receivable	3,867	(491)	4,358
Decrease (increase) in inventory	1,235	(995)	2,230
(Increase) decrease in prepaid expenses and other current assets	(981)	7,924	(8,905)
Decrease in accrued expenses	(3,278)	(4,806)	1,528
Decrease in deferred revenues	(784)	(1,140)	356
All other—net	(1,129)	(337)	(792)

Net cash (used in) provided by operating activities from continuing operations	(9,707)	5,280	(14,987)
Net cash provided by (used in) operating activities from discontinued operations	119	(523)	642

	$(9,588)	$4,757	$(14,345)

We used net cash in continuing operating activities of $9.7 million for the six months ended July 31, 2014. This cash used in operating activities was primarily the result of our net loss, including adjustments, of $8.6 million and a $1.1 million decrease in working capital during fiscal 2015.

Investing Activities

Cash flows from investing activities are as follows:

	July 31,		(Decrease) $ Amount
	2014	2013
	(Amounts in thousands)
Purchases of property and equipment	$(686)	$(1,449)	$763
Purchases of marketable securities	(5,591)	(4,093)	(1,498)
Proceeds from sale and maturity of marketable securities	3,575	5,141	(1,566)
Proceeds from sale of equity investments	239	1,128	(889)
Investment in affiliate	(2,000)	—	(2,000)
Acquisition of businesses and payment of contingent consideration, net of cash acquired	—	(3,206)	3,206
Other investing activities, net	—	21	(21)

Net cash used in investing activities from continuing operations.	(4,463)	(2,458)	(2,005)
Net cash provided by investing activities from discontinued operations	—	4,000	(4,000)

	$(4,463)	$1,542	$(6,005)

We used $4.5 million of cash in investing activities from continuing operations primarily related to the purchase of capital assets of $0.7 million, an investment in an affiliate of $2.0 million and a net use of cash of $2.0 million related to the purchases of marketable securities.

Financing Activities

Cash flows from financing activities are as follows:

	Six Months Ended July 31,		Increase/ (Decrease) $ Amount
	2014	2013
	(Amounts in thousands)
Repurchases of our common stock	$(5,504)	$—	$(5,504)
Proceeds from issuance of common stock relating to stock option exercises	—	499	(499)

	$(5,504)	$499	$(6,003)

We used $5.5 million in cash in our financing activities from continuing operations for the purchase of stock under a stock repurchase plan during fiscal 2015.

Effect of exchange rate changes increased cash and cash equivalents by $0.4 million for the six months ended July 31, 2014, due to the translation of European subsidiaries’ cash balances, which use the Euro as their functional currency, to U.S. dollars.

We have a Demand Promissory Note in the aggregate amount of $20.0 million (the “Line of Credit”) with JP Morgan. Borrowings under the Line of Credit will be used to finance working capital needs and for general corporate purposes. The Line of Credit expires on November 27, 2014. We currently do not have any borrowings nor do we have any financial covenants under this line.

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

On September 4, 2013, our Board of Directors authorized the repurchase of up to $25.0 million of our common stock through a share repurchase program which would have terminated on January 31, 2015. On May 31, 2014, this program was amended to increase the authorized repurchase amount to $40.0 million and extend the termination date to April 30, 2015. Under the program, we are authorized to repurchase shares through Rule 10b5-1 plans, open market purchases, privately negotiated transactions, block purchases or otherwise in accordance with applicable federal securities laws, including Rule 10b-18 of the Securities Exchange Act of 1934. This share repurchase program does not obligate us to acquire any specific number of shares and may be suspended or discontinued at any time. All repurchases are expected to be funded from our current cash and investment balances. The timing and amount of shares to be repurchased will be based on market conditions and other factors, including price, corporate and regulatory requirements, and alternative investment opportunities. Any shares repurchased by us under the share repurchase program will reduce the number of shares outstanding. Pursuant to the share repurchase program, we executed a Rule 10b5-1 plan in June 2014 to repurchase shares. During the three months ended July 31, 2014, we used $2.0 million of cash in connection with the repurchase of 252,120 shares of our common stock (an average price of $7.93 per share). During the six months ended July 31, 2014, we used $5.5 million of cash in connection with the repurchase of 591,520 shares of our common stock (an average price of $9.31 per share). As of July 31, 2014, $34.5 million remained available under the existing share repurchase authorization.

Effects of Inflation

Management believes that financial results have not been significantly impacted by inflation and price changes in materials we use in manufacturing our products.

Contractual Obligations

There have been no significant changes to our contractual obligations since January 31, 2014. Refer to our Form 10-K for the fiscal year ended January 31, 2014 for additional information regarding our contractual obligations.

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

There have been no significant changes in our critical accounting policies during the six months ended July 31, 2014, as compared to those disclosed in our fiscal 2014 Form 10-K.

Recent Accounting Standard Updates

We consider the applicability and impact of all ASUs. ASUs not listed below were assessed and determined to be either not applicable or are expected to have minimal impact on our consolidated financial position or results of operations.

Recent Accounting Guidance Not Yet Effective

Accounting For Share-Based Payments- Performance Target Could Be Achieved after the Requisite Service Period

In June 2014, the FASB issued ASU No. 2014-12, “Compensation—Stock Compensation (Topic 718) – Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period.” ASU 2014-12 requires that a performance target which affects vesting and that could be achieved after the requisite service period be treated as a performance condition by applying existing guidance in Topic 718 as it relates to awards with performance conditions. The amendment also specifies the period over which compensation costs should be recognized. The amendment is effective for annual reporting periods and interim periods within those annual periods beginning after December 15, 2015. Early adoption is permitted. We are currently evaluating the impact of the adoption of ASU 2014-12 on our consolidated financial statements.

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

Substantially all of our international product sales are payable in U.S. dollars or in the case of our operations in the Netherlands, payable in local currencies, providing a natural hedge for receipts and local payments. In light of the high proportion of our international businesses, we expect the risk of any adverse movements in foreign currency exchange rates could have an impact on our translated results within the consolidated statements of operations and comprehensive loss and the consolidated balance sheets. For the first six months of fiscal 2015, we generated a foreign currency translation loss of $0.1 million, which decreased the equity section of our consolidated balance sheet over the prior year.

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

Our principal currency exposures relate primarily to the U.S. dollar, the Euro and the Philippine peso. All foreign currency gains and losses are included in other (expenses) income, net, in the accompanying consolidated statements of operations and comprehensive (loss) income. For the six months ended July 31, 2014, we recorded approximately $48,000 in losses due to the international subsidiary translations and cash settlements of revenues and expenses.

Interest Rate Risk

Exposure to market risk for changes in interest rates relates primarily to our investment portfolio of marketable debt securities of various issuers, types and maturities and to our borrowings under our demand note payable. We do not use derivative instruments in our investment portfolio, and our investment portfolio only includes highly liquid instruments. Our cash and marketable securities include cash equivalents, which we consider to be investments purchased with original maturities of 90 days or less. There is risk that losses could be incurred if we were to sell any of our securities prior to stated maturity. Given the short maturities and investment grade quality of the portfolio holdings at July 31, 2014, a sharp change in interest rates should not have a material adverse impact on the fair value of our investment portfolio. However, our long term marketable securities, which are carried at the lower of cost or market value, have fixed interest rates, and therefore are subject to changes in fair value.

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

Changes in internal control over financial reporting. As a result of the evaluation completed by us, and in which Messrs. Rau and Dias participated, we have concluded that there were no changes during the fiscal quarter ended July 31, 2014 in our internal control over financial reporting, which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

Stock Repurchase Program

On September 4, 2013, our Board of Directors authorized the repurchase of up to $25.0 million of our common stock, par value $0.01 per share, through a share repurchase program which would have terminated on January 31, 2015. On May 31, 2014, this program was amended to increase the authorized repurchase amount to $40.0 million and extend the termination date to April 30, 2015. Under the program, management is authorized to repurchase shares through Rule 10b5-1 plans, open market purchases, privately negotiated transactions, block purchases or otherwise in accordance with applicable federal securities laws, including Rule 10b-18 of the Securities Exchange Act of 1934. This share repurchase program does not obligate us to acquire any specific number of shares and may be suspended or discontinued at any time. All repurchases are expected to be funded from our current cash and investment balances. The timing and amount of shares to be repurchased will be based on market conditions and other factors, including price, corporate and regulatory requirements, and alternative investment opportunities. Any shares repurchased by us under the share repurchase program will reduce the number of shares outstanding. Pursuant to the share repurchase program, we executed a Rule 10b5-1 plan commencing in June 2014 to repurchase shares.

The following table provides information about our repurchases of our equity securities during the quarter ended July 31, 2014:

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (Or Units)	Total Number of Shares (Or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (Or Units) that May Yet Be Purchased Under the Plans or Programs
May 1, 2014 to May 31, 2014	—	$—	339,400	$36,495,721
June 1, 2014 to June 30, 2014	74,600	$7.81	414,000	$35,913,197
July 1, 2014 to July 31, 2014	177,520	$7.98	591,520	$34,495,724

Total	252,120	$7.93	591,520	$34,495,724

ITEM 6. Exhibits

(a)	Exhibits

See the Exhibit Index following the signature page to this Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, SeaChange International, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: September 5, 2014

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