Form 10-Q
period 2014-10-31
SEACHANGE INTERNATIONAL INC
filed 2014-12-05
CIK 1019671

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2014

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

The number of shares outstanding of the registrant’s Common Stock on December 2, 2014 was 32,594,069.

SEACHANGE INTERNATIONAL, INC.

PART I. FINANCIAL INFORMATION

PART I – FINANCIAL INFORMATION

ITEM 1. Financial Statements

SEACHANGE INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share data)

	October 31,	January 31,
	2014	2014
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$94,572	$115,734
Marketable securities	6,025	5,555
Accounts and other receivables, net of allowance for doubtful accounts of $410 and $327 at October 31, 2014 and January 31, 2014, respectively	22,906	30,203
Unbilled receivables	6,153	5,511
Inventories	4,067	6,632
Prepaid expenses and other current assets	5,522	5,242

Total current assets	139,245	168,877
Property and equipment, net	16,519	18,530
Marketable securities, long-term	7,784	6,814
Investments in affiliates	3,051	1,051
Intangible assets, net	8,923	12,855
Goodwill	43,383	45,150
Other assets	896	836

Total assets	$219,801	$254,113

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$5,316	$6,640
Other accrued expenses	10,851	12,332
Deferred revenues	19,058	24,030

Total current liabilities	35,225	43,002
Deferred revenue	1,525	1,598
Other liabilities	937	936
Taxes payable	1,991	2,503
Deferred tax liabilities	1,516	1,633

Total liabilities	41,194	49,672

Commitments and contingencies (Note 5)
Stockholders’ equity:
Common stock, $0.01 par value;100,000,000 shares authorized; 32,672,300 shares issued and 32,632,516 outstanding at October 31, 2014, and 33,037,671 shares issued and 32,997,887 outstanding at January 31, 2014	327	330
Additional paid-in capital	219,012	221,932
Treasury stock, at cost; 39,784 common shares	(1)	(1)
Accumulated loss	(37,032)	(15,688)
Accumulated other comprehensive loss	(3,699)	(2,132)

Total stockholders’ equity	178,607	204,441

Total liabilities and stockholders’ equity	$219,801	$254,113

The accompanying notes are an integral part of these unaudited, consolidated financial statements.

SEACHANGE INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME

(Unaudited, amounts in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	October 31,		October 31,
	2014	2013	2014	2013
Revenues:
Product	$7,311	$13,822	$21,109	$44,809
Service	22,659	23,949	63,047	65,894

Total revenues	29,970	37,771	84,156	110,703

Cost of revenues:
Product	2,779	3,016	6,188	7,495
Service	12,094	13,480	35,970	40,736
Amortization of intangible assets	258	320	795	947
Stock-based compensation expense	46	67	132	191

Total cost of revenues	15,177	16,883	43,085	49,369

Gross profit	14,793	20,888	41,071	61,334

Operating expenses:
Research and development	9,932	10,212	31,729	30,007
Selling and marketing	3,447	3,948	10,509	11,283
General and administrative	3,841	4,184	11,895	13,664
Amortization of intangible assets	994	842	3,325	2,512
Stock-based compensation expense	1,136	588	2,447	2,234
Earn-outs and change in fair value of earn-outs	—	(94)	—	(60)
Professional fees - other	124	603	477	1,524
Severance and other restructuring costs	1,186	76	1,878	922

Total operating expenses	20,660	20,359	62,260	62,086

(Loss) income from operations	(5,867)	529	(21,189)	(752)
Other expenses, net	(676)	(178)	(594)	(955)

(Loss) income before income taxes and equity income in earnings of affiliates	(6,543)	351	(21,783)	(1,707)
Income tax benefit	(348)	(423)	(415)	(784)
Equity income in earnings of affiliates, net of tax	—	24	19	44

(Loss) income from continuing operations	(6,195)	798	(21,349)	(879)

(Loss) income from discontinued operations, net of tax	(114)	(221)	5	(744)

Net (loss) income	$(6,309)	$577	$(21,344)	$(1,623)

Net (loss) income	$(6,309)	$577	$(21,344)	$(1,623)
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustment	(1,476)	1,215	(1,561)	527
Unrealized gain (loss) on marketable securities	6	2	(6)	(7)

Comprehensive (loss) income	$(7,779)	$1,794	$(22,911)	$(1,103)

Net (loss) income per share:
Basic (loss) income per share	$(0.19)	$0.02	$(0.65)	$(0.05)

Diluted (loss) income per share	$(0.19)	$0.02	$(0.65)	$(0.05)

Net (loss) income per share from continuing operations:
Basic (loss) income per share	$(0.19)	$0.02	$(0.65)	$(0.03)

Diluted (loss) income per share	$(0.19)	$0.02	$(0.65)	$(0.03)

Net (loss) income per share from discontinued operations:
Basic (loss) income per share	$(0.00)	$(0.00)	$0.00	$(0.02)

Diluted (loss) income per share	$(0.00)	$(0.00)	$0.00	$(0.02)

Weighted average common shares outstanding:
Basic	32,628	32,813	32,805	32,636

Diluted	32,628	33,595	32,805	32,636

The accompanying notes are an integral part of these unaudited, consolidated financial statements.

SEACHANGE INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, amounts in thousands)

	Nine Months Ended
	October 31,
	2014	2013
Cash flows from operating activities:
Net loss	$(21,344)	$(1,623)
Net (income) loss from discontinued operations	(5)	744
Adjustments to reconcile net loss to net cash (used in) provided by operating activities from continuing operations:
Depreciation of property and equipment	2,809	3,345
Amortization of intangible assets	4,120	3,459
Stock-based compensation expense	2,579	2,425
Other	342	730
Changes in operating assets and liabilities:
Accounts receivable	6,640	6,334
Unbilled receivables	(976)	(4,217)
Inventories	1,853	(859)
Prepaid expenses and other assets	(465)	6,412
Accounts payable	(1,235)	(1,642)
Accrued expenses	(1,882)	(5,657)
Deferred revenues	(4,600)	(3,964)
Other	489	651

Net cash (used in) provided by operating activities from continuing operations	(11,675)	6,138
Net cash provided by (used in) operating activities from discontinued operations	5	(744)

Total cash (used in) provided by operating activities	(11,670)	5,394

Cash flows from investing activities:
Purchases of property and equipment	(1,470)	(1,834)
Purchases of marketable securities	(7,160)	(6,911)
Proceeds from sale and maturity of marketable securities	5,633	8,698
Proceeds from sale of equity investments	235	1,128
Investment in affiliate	(2,000)	—
Acquisition of businesses and payment of contingent consideration, net of cash acquired	—	(4,018)
Other investing activities, net	—	21

Net cash used in investing activities from continuing operations	(4,762)	(2,916)
Net cash provided by investing activities from discontinued operations	—	4,000

Total cash (used in) provided by investing activities	(4,762)	1,084

Cash flows from financing activities:
Repurchases of common stock	(5,504)	—
Proceeds from issuance of common stock relating to stock option exercises	—	1,037

Total cash (used in) provided by financing activities	(5,504)	1,037

Effect of exchange rate changes on cash	774	(129)

Net (decrease) increase in cash and cash equivalents	(21,162)	7,386

Cash and cash equivalents, beginning of period	115,734	106,721

Cash and cash equivalents, end of period	$94,572	$114,107

Supplemental disclosure of cash flow information:
Income taxes paid	$648	$933
Supplemental disclosure of non-cash activities:
Transfer of items originally classified as inventories to equipment	$552	$866
Issuance of common stock for settlement of contingent consideration related to acquisitions	$—	$1,560
Asset held for sale reclassified to asset held for use and reclassified from current assets to property and equipment	$—	$465

The accompanying notes are an integral part of these unaudited, consolidated financial statements

SEACHANGE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Nature of Business and Basis of Presentation

The Company

SeaChange International, Inc. and its consolidated subsidiaries (collectively “SeaChange”, “we”, or the “Company”) is an industry leader in the delivery of multi-screen video. Our products and services facilitate the aggregation, licensing, management and distribution of video (primarily movies and television programming) and television advertising content to cable television system operators, telecommunications and media companies.

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

The preparation of these financial statements in conformity with U.S. GAAP, requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and disclosure of contingent assets and liabilities. Interim results are not necessarily indicative of the operating results for the full fiscal year or any future periods and actual results may differ from our estimates. During the three and nine months ended October 31, 2014, there have been no material changes to our significant accounting policies that were described in our fiscal 2014 Form 10-K, as filed with the SEC.

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

The following tables set forth our financial assets and liabilities that were accounted for at fair value on a recurring basis as of October 31, 2014 and January 31, 2014:

		Fair Value at October 31, 2014 Using
		Quoted
		Prices in	Significant
		Active	Other	Significant
		Markets for	Observable	Unobservable
	October 31,	Identical Assets	Inputs	Inputs
	2014	(Level 1)	(Level 2)	(Level 3)
	(Amounts in thousands)
Financial assets:
Money market accounts (a)	$2,046	$2,046	$—	$—
Available for sale marketable securities:
Current marketable securities:
U.S. treasury notes and bonds - conventional	501	501	—	—
U.S. government agency issues	5,524	—	5,524	—
Non-current marketable securities:
U.S. treasury notes and bonds - conventional	3,519	3,519	—	—
U.S. government agency issues	4,265	—	4,265	—

Total	$15,855	$6,066	$9,789	$—

		Fair Value at January 31, 2014 Using
		Quoted
		Prices in	Significant
		Active	Other	Significant
		Markets for	Observable	Unobservable
	January 31,	Identical Assets	Inputs	Inputs
	2014	(Level 1)	(Level 2)	(Level 3)
	(Amounts in thousands)
Financial assets:
Money market accounts (a)	$3,463	$3,463	$—	$—
Available for sale marketable securities:
Current marketable securities:
U.S. treasury notes and bonds - conventional	3,545	3,545	—	—
U.S. government agency issues	2,010	—	2,010	—
Non-current marketable securities:
U.S. government agency issues	6,814	—	6,814	—

Total	$15,832	$7,008	$8,824	$—

(a)	Money market funds and U.S. treasury bills are included in cash and cash equivalents on the accompanying consolidated balance sheet and are valued at quoted market prices for identical instruments in active markets.

Available-For-Sale Securities

We determine the appropriate classification of debt investment securities at the time of purchase and re-evaluate such designation as of each balance sheet date. Our investment portfolio consists of money market funds, U.S. treasury notes and bonds, and U.S. government agency notes and bonds as of October 31, 2014 and January 31, 2014. All highly liquid investments with an original maturity of three months or less when purchased are considered to be cash equivalents. All cash equivalents are carried at cost, which approximates fair value. Our marketable securities are classified as available-for-sale and are reported at fair value with unrealized gains and losses, net of tax, reported in stockholders’ equity as a component of accumulated other comprehensive loss. The amortization of premiums and accretion of discounts to maturity are computed under the effective interest method and are included in other expenses, net, in our consolidated statements of operations and comprehensive (loss) income. Interest on securities is recorded as earned and is also included in other expenses, net. Any realized gains or losses would be shown in the accompanying consolidated statements of operations and comprehensive (loss) income in other expenses, net. We provide fair value measurement disclosures of available-for-sale securities in accordance with one of three levels of fair value measurement mentioned above.

The following is a summary of cash, cash equivalents and available-for-sale securities, including the cost basis, aggregate fair value and gross unrealized gains and losses, for cash equivalents, short- and long-term marketable securities portfolio as of October 31, 2014 and January 31, 2014:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(Amounts in thousands)
October 31, 2014:
Cash	$92,526	$—	$—	$92,526
Cash equivalents	2,046	—	—	2,046

Cash and cash equivalents	94,572	—	—	94,572

U.S. treasury notes and bonds - short-term	501	—	—	501
U.S. treasury notes and bonds - long-term	3,520	—	(1)	3,519
U.S. government agency issues - short-term	5,517	7	—	5,524
U.S. government agency issues - long-term	4,258	7	—	4,265

Total cash, cash eqivalents and marketable securities	$108,368	$14	$(1)	$108,381

January 31, 2014:
Cash	$112,271	$—	$—	$112,271
Cash equivalents	3,463	—	—	3,463

Cash and cash equivalents	115,734	—	—	115,734

U.S. treasury notes and bonds - short-term	3,540	5		3,545
U.S. government agency issues - short-term	2,005	5	—	2,010
U.S. government agency issues - long-term	6,806	8	—	6,814

Total cash, cash eqivalents and marketable securities	$128,085	$18	$—	$128,103

The following is a schedule of the contractual maturities of available-for-sale investments as of October 31, 2014 (amounts in thousands):

Estimated
Fair Value
Maturity of one year or less	$6,025
Maturity between one and five years	7,784

Total	$13,809

3. Inventories

Inventories consist primarily of hardware and related component parts and are stated at the lower of cost (on a first-in, first-out basis) or market. Inventories consist of the following:

	October 31,	January 31,
	2014	2014
	(Amounts in thousands)
Components and assemblies	$1,707	$2,201
Finished products	2,360	4,431

Total inventory	$4,067	$6,632

4. Goodwill and Intangible Assets

Goodwill

Changes in the carrying amount of goodwill for the nine months ended October 31, 2014 were as follows:

Goodwill
(Amounts in thousands)
Balance at January 31, 2014	$45,150
Cumulative translation adjustment	(1,767)

Balance at October 31, 2014	$43,383

We are required to perform impairment tests related to our goodwill annually, which we perform during the third quarter of each fiscal year or sooner if an indicator of impairment occurs. There was no impairments of goodwill determined as a result of the annual impairment test analysis completed during the third quarter of fiscal 2015, see “Critical Accounting Policies and Significant Judgment and Estimates – Goodwill,” in Part I, Item 2 of this Form 10-Q for more information. While no impairment charges resulted from our annual test, impairment charges may occur in the future as a result of changes in projected growth and other factors.

Intangible Assets

Intangible assets, net, consisted of the following:

		As of October 31, 2014			As of January 31, 2014
	Weighted average remaining life (Years)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
		(Amounts in thousands)
Finite-lived intangible assets:
Customer contracts	6.0	$31,656	$(24,172)	$7,484	$32,593	$(22,344)	$10,249
Non-compete agreements	0.3	2,628	(2,593)	35	2,772	(2,632)	140
Completed technology	5.1	10,969	(9,565)	1,404	11,461	(9,195)	2,266
Trademarks, patents and other	—	7,121	(7,121)	—	7,151	(7,151)	—

Total finite-lived intangible assets		$52,374	$(43,451)	$8,923	$53,977	$(41,322)	$12,655

Indefinite-lived intangible assets:
Trade names	—	$200	$(200)	$—	$200	$—	$200

Total intangible assets		$52,574	$(43,651)	$8,923	$54,177	$(41,322)	$12,855

As of October 31, 2014, the estimated future amortization expense for our finite-lived intangible assets for the remainder of fiscal year 2015, the four succeeding fiscal years and thereafter is as follows (amounts in thousands):

Estimated
Fiscal Year Ended January 31,	Amortization Expense
2015 (for the remaining three months)	$919
2016	3,353
2017	2,283
2018	1,428
2019	699
2020 and thereafter	241

Total	$8,923

During the third quarter of fiscal 2015, we fully amortized our trade name intangible assets as they are no longer used.

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

Revolving Line of Credit/Demand Note Payable

We renewed our letter agreement with JP Morgan Chase Bank, N.A. (“JP Morgan”) for a demand discretionary line of credit and a Demand Promissory Note in the aggregate amount of $20.0 million (the “Line of Credit”), effective November 26, 2014. Borrowings under the Line of Credit will be used to finance working capital needs and for general corporate purposes. We currently do not have any borrowings nor do we have any financial covenants under this line.

6. Severance and Other Restructuring Costs

During the three and nine months ended October 31, 2014, we incurred restructuring charges of $1.2 million and $1.9 million, respectively, related to severance costs for terminated employees, which includes a $1.2 million charge related to the resignation of our former CEO in October 2014.

The following table shows the change in balances of our severance liability for three and nine months ended October 31, 2014. These amounts are reported as a component of other accrued expenses on the consolidated balance sheet as of October 31, 2014 (amounts in thousands):

	Three Months Ended	Nine Months Ended
	October 31, 2014	October 31, 2014
Accrual balance at the beginning of the period	$213	$229
Severance charges accrued	1,186	1,878
Severance costs paid	(185)	(893)

Accrual balance as of October 31, 2014	$1,214	$1,214

7. Stock Repurchase Program

On September 4, 2013, our Board of Directors authorized the repurchase of up to $25.0 million of our common stock through a share repurchase program which would have terminated on January 31, 2015. On May 31, 2014, this program was amended to increase the authorized repurchase amount to $40.0 million and extend the termination date to April 30, 2015. Under the program, we are authorized to repurchase shares through Rule 10b5-1 plans, open market purchases, privately negotiated transactions, block purchases or otherwise in accordance with applicable federal securities laws, including Rule 10b-18 of the Securities Exchange Act of 1934. This share repurchase program does not obligate us to acquire any specific number of shares and may be suspended or discontinued at any time. All repurchases are expected to be funded from our current cash and investment balances. The timing and amount of shares to be repurchased will be based on market conditions and other factors, including price, corporate and regulatory requirements, and alternative investment opportunities. Any shares repurchased by us under the share repurchase program will reduce the number of shares outstanding. Pursuant to the share repurchase program, we executed a Rule 10b5-1 plan in June 2014 to repurchase shares. We did not repurchase any shares of our common stock during the three months ended October 31, 2014. During the nine months ended October 31, 2014, we used $5.5 million of cash in connection with the repurchase of 591,520 shares of our common stock (an average price of $9.31 per share). As of October 31, 2014, $34.5 million remained available under the existing share repurchase authorization.

8. Stock Incentive Plans

2011 Compensation and Incentive Plan

In July 2011, our stockholders approved the adoption of our 2011 Compensation and Incentive Plan (the “2011 Plan”). Under the 2011 Plan, as amended in July 2013, the number of authorized shares of common stock is equal to 5,300,000 shares plus the number of shares that expired, terminated, surrendered or forfeited awards subsequent to July 20, 2011 under the Amended and Restated 2005 Equity Compensation and Incentive Plan (the “2005 Plan”). Following approval of the 2011 Plan, we terminated the 2005 Plan. The 2011 Plan provides for the grant of incentive stock options, nonqualified stock options, restricted stock, restricted stock units (“RSUs”), deferred stock units (“DSUs”) and other equity based non-stock option awards as determined by the plan administrator by officers, employees, consultants, and directors of the Company.

Effective February 1, 2014, SeaChange gave its non-employee members of the Board of Directors the option to receive DSUs in lieu of RSUs beginning with the annual grant for fiscal 2015. These DSUs shall fully vest one year from the grant date. The number of units subject to the DSUs is determined as of the first day of the applicable fiscal year and the shares underlying the DSUs are not vested and issued until the earlier of the director ceasing to be a member of the Board of Directors (provided such time is subsequent to the first day of the succeeding fiscal year) or immediately prior to a change in control.

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

Option awards may be granted to employees at an exercise price per share of not less than 100% of the fair market value per common share on the date of the grant. RSUs, DSUs and other equity-based non-stock option awards may be granted to any officer, employee, director, or consultant at a purchase price per share as determined by the Board of Directors. Option awards granted under the 2011 Plan generally vest over a period of three years and expire ten years from the date of the grant.

As discussed in our Current Report on Form 8-K (“Form 8-K”) furnished October 21, and filed October 22, 2014, we appointed a new CEO on October 20, 2014, at which time he was granted 500,000 stock options to purchase the Company’s common stock. These stock options have an exercise price equal to our closing stock price on October 20, 2014, and will vest in approximately equal increments based upon the closing price of SeaChange’s common stock. We recorded the fair value of these stock options using the Monte Carlo simulation model, since the stock option vesting is variable depending on the closing price of our traded common stock. The model simulated the daily trading price of the market-based stock options’ expected term to determine if the vesting conditions would be triggered during the term. As a result, the fair value of these stock options was estimated at $1.7 million. We incurred stock compensation expense of approximately $33,000 since the date of grant.

9. Accumulated Other Comprehensive Loss

The following shows the changes in the components of accumulated other comprehensive loss for the nine months ended October 31, 2014:

		Changes in
	Foreign	Fair Value of
	Currency	Available-
	Translation	for-Sale
	Adjustment	Investments	Total
Balance at January 31, 2014	$(2,150)	$18	$(2,132)
Other comprehensive loss	(1,561)	(6)	(1,567)

Balance at October 31, 2014	$(3,711)	$12	$(3,699)

Comprehensive loss consists of net (loss) income and other comprehensive (loss) income, which includes foreign currency translation adjustments and changes in unrealized gains and losses on marketable securities available for sale. For purposes of comprehensive (loss) income disclosures, we do not record tax expense or benefits for the net changes in the foreign currency translation adjustments, as we intend to permanently reinvest all undistributed earnings of our foreign subsidiaries.

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

Significant Customers

The following summarizes revenues by significant customer where such revenue exceeded 10% of total revenues for the indicated period:

	Three Months Ended		Nine Months Ended
	Octcober 31,		October 31,
	2014	2013	2014	2013
Customer A	18%	15%	19%	15%
Customer B	15%	20%	15%	25%
Customer C	N/A	N/A	N/A	10%

Geographic Information

The following table summarizes revenues by customers’ geographic locations for the periods presented:

	Three Months Ended October 31,				Nine Months Ended October 31,
	2014		2013		2014		2013
	Amount	%	Amount	%	Amount	%	Amount	%
	(Amounts in thousands, except percentages)
Revenues by customers’ geographic locations:
North America(1)	$15,673	52%	$21,508	57%	$49,170	58%	$61,068	55%
Europe and Middle East	10,272	34%	13,324	35%	26,970	32%	39,663	36%
Latin America	1,475	5%	2,629	7%	4,653	6%	7,724	7%
Asia Pacific and other international locations	2,550	9%	310	1%	3,363	4%	2,248	2%

Total	$29,970		$37,771		$84,156		$110,703

(1)	Includes total revenues for the United States for the periods shown as follows:

	Three Months Ended		Nine Months Ended
	October 31,		October 31,
	2014	2013	2014	2013
	(Amounts in thousands, except percentages)
U.S. Revenue	$14,608	$18,461	$46,055	$54,099
% of total revenues	48.7%	48.9%	54.7%	48.9%

11. Income Taxes

We recorded an income tax benefit from continuing operations of $0.3 million and $0.4 million for the three and nine months ended October 31, 2014, respectively. Our effective tax rate is lower than the U.S. federal statutory rate as we did not record tax benefits on our year-to-date losses in certain jurisdictions, including the United States, where we continue to maintain a full valuation allowance against deferred tax assets. Additionally, the rate is impacted by the geographic jurisdiction in which the worldwide income or loss will be incurred, resulting in the difference between the federal statutory rate of 35% and the forecasted effective tax rate. The tax benefit for the nine months ended October 31, 2014 includes the reversal of tax reserves for uncertain tax positions due to the expiration of the Irish statute of limitations. The statute of limitations varies in each jurisdiction we operate in. In any given year, a jurisdiction’s statute of limitations may lapse without examination and any tax reserves for uncertain tax positions recorded in a corresponding year will result in the reduction of the liability for unrecognized tax benefits for that year.

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

12. Net (Loss) Income Per Share

Net (loss) income per share is presented in accordance with authoritative guidance which requires the presentation of “basic” and “diluted” earnings per share. Basic net (loss) income per share is computed by dividing earnings available to common shareholders by the weighted-average shares of common stock outstanding during the period. For the purposes of calculating diluted earnings per share, the denominator includes both the weighted average number of shares of common stock outstanding during the period and the weighted average number of shares of potential dilutive shares of common stock, such as stock options and RSUs, calculated using the treasury stock method. Basic and diluted net (loss) income per share was the same for three and nine months ended October 31, 2014 and for the nine months ended October 31, 2013 as the impact of potential dilutive shares outstanding was anti-dilutive.

The following table sets forth our computation of basic and diluted net (loss) income per common share (amounts in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	October 31,		October 31,
	2014	2013	2014	2013
Net (loss) income from continuing operations	$(6,195)	$798	$(21,349)	$(879)
Net (loss) income from discontinued operations	(114)	(221)	5	(744)

Net (loss) income	$(6,309)	$577	$(21,344)	$(1,623)

Weighted average shares used in computing net (loss) income per share - basic	32,628	32,813	32,805	32,636
Effect of dilutive shares:
Stock options	—	376	—	—
Restricted stock units	—	406	—	—

Dilutive potential common shares	—	782	—	—

Weighted average shares used in computing net (loss) income per share - diluted	32,628	33,595	32,805	32,636

Net (loss) income per share - basic:
(Loss) income from continuing operations	$(0.19)	$0.02	$(0.65)	$(0.03)
(Loss) income from discontinued operations	(0.00)	(0.00)	0.00	(0.02)

Net (loss) income per share - basic	$(0.19)	$0.02	$(0.65)	$(0.05)

Net (loss) income per share - diluted:
(Loss) income from continuing operations	$(0.19)	$0.02	$(0.65)	$(0.03)
(Loss) income from discontinued operations	(0.00)	(0.00)	0.00	(0.02)

Net (loss) income per share - diluted	$(0.19)	$0.02	$(0.65)	$(0.05)

The number of common shares used in the computation of diluted net (loss) income per share for the three and nine months ended October 31, 2014 and 2013 does not include the effect of the following potentially outstanding common shares because the effect would have been anti-dilutive (amounts in thousands):

	Three Months Ended		Nine Months Ended
	October 31,		Occtober 31,
	2014	2013	2014	2013
Stock options	1,007	557	318	942
Restricted stock units	263	2	212	484

Total	1,270	559	530	1,426

13. Recent Accounting Standard Updates

We consider the applicability and impact of all Accounting Standards Updates. Updates not listed below were assessed and determined to be either not applicable or are expected to have minimal impact on our consolidated financial position or results of operations.

Recent Accounting Guidance Not Yet Effective

Accounting For Share-Based Payments- Performance Target Could Be Achieved after the Requisite Service Period

In June 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Updates No. (“ASU”) 2014-12, “Compensation - Stock Compensation (Topic 718) – Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period.” ASU 2014-12 requires that a performance target which affects vesting and that could be achieved after the requisite service period be treated as a performance condition by applying existing guidance in Topic 718 as it relates to awards with performance conditions. The amendment also specifies the period over which compensation costs should be recognized. The amendment is effective for annual reporting periods and interim periods within those annual periods beginning after December 15, 2015. Early adoption is permitted. We are currently evaluating the impact of the adoption of ASU 2014-12 on our consolidated financial statements.

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

Our focus for the remainder of fiscal 2015 will be:

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

Revenues

The following table summarizes information about our revenues for the three and nine months ended October 31, 2014 and 2013:

	Three Months Ended		Increase/	Increase/	Nine Months Ended		Increase/	Increase/
	October 31,		(Decrease)	(Decrease)	October 31,		(Decrease)	(Decrease)
	2014	2013	$ Amount	% Change	2014	2013	$ Amount	% Change
	(Amounts in thousands, except for percentage data)
Software Revenues:
Product	$7,311	$13,822	$(6,511)	(47.1%)	$21,109	$44,809	$(23,700)	(52.9%)
Service	22,659	23,949	(1,290)	(5.4%)	63,047	65,894	(2,847)	(4.3%)

Total revenues	29,970	37,771	(7,801)	(20.7%)	84,156	110,703	(26,547)	(24.0%)

Cost of product revenues	3,037	3,336	(299)	(9.0%)	6,983	8,442	(1,459)	(17.3%)
Cost of service revenues	12,140	13,547	(1,407)	(10.4%)	36,102	40,927	(4,825)	(11.8%)

Total cost of revenues	15,177	16,883	(1,706)	(10.1%)	43,085	49,369	(6,284)	(12.7%)

Gross profit	$14,793	$20,888	$(6,095)	(29.2%)	$41,071	$61,334	$(20,263)	(33.0%)

Gross product profit margin	58.5%	75.9%		(17.4%)	66.9%	81.2%		(14.2%)
Gross service profit margin	46.4%	43.4%		3.0%	42.7%	37.9%		4.8%
Gross profit margin	49.4%	55.3%		(5.9%)	48.8%	55.4%		(6.6%)

Product Revenue. Product revenue for the three and nine months ended October 31, 2014 decreased $6.5 million, or 47%, and $23.7 million, or 53%, respectively, over the same periods of fiscal 2014. There was a 61% and 64% decrease in legacy product revenue, respectively, for the three and nine month periods, primarily related to the decline in our legacy middleware, VOD streamer and video products.

Service Revenue. Service revenue decreased $1.3 million, or 5% for the three months ended October 31, 2014 when compared to the same period of fiscal 2014. Service revenue for the nine months ended October 31, 2014 decreased $2.8 million, or 4%, as compared to the same period of fiscal 2014, primarily due to lower video gateway software service revenue.

For the three months ended October 31, 2014 and 2013, two customers accounted for 33% and 35% of our total revenues, respectively. For the nine months ended October 31, 2014 and 2013 these same two customers accounted for 34% and 40% of our total revenues, respectively. We believe that a significant amount of our revenues will continue to be derived from a limited number of customers.

International sales accounted for 51% of total revenues in the three months ended October 31, 2014 and 2013, respectively. For the nine months ended October 31, 2014 and 2013, international sales accounted for 45% and 51% of total revenues. We believe that international product and service revenues will continue to be a significant portion of our business in the future.

Gross Profit and Margin. Cost of product revenues consists primarily of the cost of purchased material components and subassemblies, labor and overhead relating to the final assembly and testing of complete systems and related expenses, and labor and overhead costs related to software development contracts. Our gross profit margin decreased approximately six percentage points for the three months ended October 31, 2014, and seven percentage points for the nine months ended October 31, 2014, as compared to the same periods of the prior fiscal year. These decreases in gross profit margin were primarily due to the following:

•	A 17 percentage point decrease in gross product profit margin to 59% for the three months ended October 31, 2014 and a 14 percentage point decrease in gross product profit margin to 67% for the first nine months of fiscal 2015, primarily due to a higher mix of third-party products and lower legacy middleware license revenue, which carries high margins; and

•	A three percentage point increase in gross service profit margin to 46% for the third quarter of fiscal 2015 and a five percentage point increase in gross service profit margin to 43% for the first nine months of fiscal 2015, compared to the same periods of fiscal 2014, primarily due to a mix of lower video gateway software service revenue, as mentioned above, which carry lower margins.

Operating Expenses

Research and Development

The following table provides information regarding the change in research and development expenses during the periods presented:

	Three Months Ended		Increase/	Increase/	Nine Months Ended		Increase/	Increase/
	October 31,		(Decrease)	(Decrease)	October 31,		(Decrease)	(Decrease)
	2014	2013	$ Amount	% Change	2014	2013	$ Amount	% Change
	(Amounts in thousands, except for percentage data)
Research and development expenses	$9,932	$10,212	$(280)	(2.7%)	$31,729	$30,007	$1,722	5.7%
% of total revenue	33.1%	27.0%			37.7%	27.1%

Research and development expenses consist primarily of employee costs, which include salaries, benefits and related payroll taxes, depreciation of development and test equipment and an allocation of related facility expenses. For the three months ended October 31, 2014, research and development costs decreased $0.3 million for the three month period and increased $1.7 million for the nine month period ended October 31, 2014, as compared to the same periods of fiscal 2014. The increase for the nine months was primarily related to our investment in our gateway software product lines.

Selling and Marketing

The following table provides information regarding the change in selling and marketing expenses during the periods presented:

	Three Months Ended		Increase/	Increase/	Nine Months Ended		Increase/	Increase/
	October 31,		(Decrease)	(Decrease)	October 31,		(Decrease)	(Decrease)
	2014	2013	$ Amount	% Change	2014	2013	$ Amount	% Change
	(Amounts in thousands, except for percentage data)
Selling and marketing expenses	$3,447	$3,948	$(501)	(12.7%)	$10,509	$11,283	$(774)	(6.9%)
% of total revenue	11.5%	10.5%			12.5%	10.2%

Selling and marketing expenses consist primarily of payroll costs, which include salaries and related payroll taxes, benefits and commissions, travel expenses and certain promotional expenses. Selling and marketing expenses decreased $0.5 million, or 13%, in the third quarter of fiscal 2015 and decreased $0.8 million, or 7%, in the first nine months of fiscal 2015, when compared to the same periods of fiscal 2014. These reductions were primarily related to lower employee related costs due to a reduction in headcount and to lower commissions.

General and Administrative

The following table provides information regarding the change in general and administrative expenses during the periods presented:

	Three Months Ended		Increase/	Increase/	Nine Months Ended		Increase/	Increase/
	October 31,		(Decrease)	(Decrease)	October 31,		(Decrease)	(Decrease)
	2014	2013	$ Amount	% Change	2014	2013	$ Amount	% Change
	(Amounts in thousands, except for percentage data)
General and administrative expenses	$3,841	$4,184	$(343)	(8.2%)	$11,895	$13,664	$(1,769)	(12.9%)
% of total revenue	12.8%	11.1%			14.1%	12.3%

General and administrative expenses consist primarily of employee costs, which include salaries and related payroll taxes and benefit-related costs, legal and accounting services and an allocation of related facilities expenses. General and administrative expenses decreased $0.3 million, or 8%, in the third quarter of fiscal 2015, as compared to the same periods in fiscal 2014 primarily due to a decrease in employee costs due to lower headcount.

Amortization of Intangible Assets

The following table provides information regarding the change in amortization of intangible assets expenses during the periods presented:

	Three Months Ended		Increase/	Increase/	Nine Months Ended		Increase/	Increase/
	October 31,		(Decrease)	(Decrease)	October 31,		(Decrease)	(Decrease)
	2014	2013	$ Amount	% Change	2014	2013	$ Amount	% Change
	(Amounts in thousands, except for percentage data)
Amortization of intangible assets	$1,252	$1,162	$90	7.7%	$4,120	$3,459	$661	19.1%
% of total revenue	4.2%	3.1%			4.9%	3.1%

Amortization expense is primarily related to the costs of acquired intangible assets. Amortization is also based on the future economic value of the related intangible assets which is generally higher in the earlier years of the assets’ lives.

Stock-based Compensation Expense

The following table provides information regarding the change in stock-based compensation expense during the periods presented:

	Three Months Ended		Increase/	Increase/	Nine Months Ended		Increase/	Increase/
	October 31,		(Decrease)	(Decrease)	October 31,		(Decrease)	(Decrease)
	2014	2013	$ Amount	% Change	2014	2013	$ Amount	% Change
	(Amounts in thousands, except for percentage data)
Stock-based compensation expense	$1,182	$655	$527	80.5%	$2,579	$2,425	$154	6.4%
% of total revenue	3.9%	1.7%			3.1%	2.2%

Stock-based compensation expense is related to the issuance of stock grants to our employees, executives and members of our Board of Directors. Stock-based compensation expense increased $0.5 million during the three months ended October 31, 2014 and $0.2 million during the nine months ended October 31, 2014, as compared to the same periods of fiscal 2014. These increases are related to additional stock compensation expense recorded as a result of our separation agreement with the former CEO, as discussed in our Form 8-K filed on October 22, 2014.

Professional Fees - Other

The following table provides information regarding the change in professional fees expenses associated with acquisitions, divestitures, litigation and strategic alternatives during the periods presented:

	Three Months Ended		Increase/	Increase/	Nine Months Ended		Increase/	Increase/
	October 31,		(Decrease)	(Decrease)	October 31,		(Decrease)	(Decrease)
	2014	2013	$ Amount	% Change	2014	2013	$ Amount	% Change
	(Amounts in thousands, except for percentage data)
Professional fees - other	$124	$603	$(479)	(79.4%)	$477	$1,524	$(1,047)	(68.7%)
% of total revenue	0.4%	1.6%			0.6%	1.4%

Professional fees in the third quarter and first nine months of fiscal 2015 decreased $0.5 million and $1.0 million, respectively, when compared to the same period of fiscal 2014 primarily due to a decrease in costs related to patent litigation.

Severance and Other Restructuring Costs

The following table provides information regarding the change in severance and other restructuring costs during the periods presented:

	Three Months Ended		Increase/	Increase/	Nine Months Ended		Increase/	Increase/
	October 31,		(Decrease)	(Decrease)	October 31,		(Decrease)	(Decrease)
	2014	2013	$ Amount	% Change	2014	2013	$ Amount	% Change
	(Amounts in thousands, except for percentage data)
Severance and other restructuring costs	$1,186	$76	$1,110	>100%	$1,878	$922	$956	>100%
% of total revenue	4.0%	0.2%			2.2%	0.8%

Severance and other restructuring costs increased $1.1 million for the three months ended October 31, 2014 and $1.0 million for the nine months ended October 31, 2014, as compared to the same period of 2013, primarily due to the separation agreement with our former CEO.

Other Expenses, Net

The table below provides detail regarding our other expenses, net:

	Three Months Ended		Increase/	Increase/		Nine Months Ended		Increase/	Increase/
	October 31,		(Decrease)	(Decrease)		October 31,		(Decrease)	(Decrease)
	2014	2013	$ Amount	% Change		2014	2013	$ Amount	% Change
	(Amounts in thousands, except for percentage data)
Loss on sale of equity investment	$—	$(25)	$25	(100.0%	)	$—	$(363)	$363	(100.0%	)
Interest income, net	38	35	3	8.6%		168	152	16	10.5%
Foreign exchange loss	(717)	(139)	(578)	>100%		(765)	(689)	(76)	11.0.%
Miscellaneous income (loss)	3	(49)	52	>(100%	)	3	(55)	58	>(100%	)

	$(676)	$(178)	$(498)			$(594)	$(955)	$361

For the three months ended October 31, 2014, other expenses, net increased, as compared to the same period of fiscal 2014 primarily due to a change in exchange rates between the U.S. Dollar and foreign currencies during the periods presented. For the nine months ended October 31, 2014, other expenses, net decreased $0.4 million, as compared to the same period of fiscal 2014, due to a decrease in loss on sale of equity investments.

Income Tax Benefit

	Three Months Ended		Increase/	Increase/	Nine Months Ended		Increase/	Increase/
	October 31,		(Decrease)	(Decrease)	October 31,		(Decrease)	(Decrease)
	2014	2013	$ Amount	% Change	2014	2013	$ Amount	% Change
	(Amounts in thousands, except for percentage data)
Income tax benefit	$(348)	$(423)	$75	(17.7%)	$(415)	$(784)	$369	(47.1%)
% of total revenue	(1.2%)	(1.1%)			(0.5%)	(0.7%)

We recorded an income tax benefit from continuing operations of $0.3 million and $0.4 million for the three and nine months ended October 31, 2014, respectively. Our effective tax rate is lower than the U.S. federal statutory rate as we did not record tax benefits on our year-to-date losses in certain jurisdictions, including the United States, where we continue to maintain a full valuation allowance against deferred tax assets. Additionally, the rate is impacted by the geographic jurisdiction in which the worldwide income or loss will be incurred, resulting in the difference between the federal statutory rate of 35% and the forecasted effective tax rate. The tax benefit for the nine months ended October 31, 2014 includes the reversal of tax reserves for uncertain tax positions due to the expiration of the Irish statute of limitations. The statute of limitations varies in each jurisdiction we operate in. In any given year, a jurisdiction’s statute of limitations may lapse without examination and any tax reserves for uncertain tax positions recorded in a corresponding year will result in the reduction of the liability for unrecognized tax benefits for that year.

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

The following table includes the reconciliations of our U.S. GAAP (loss) income from operations, the most directly comparable U.S. GAAP financial measure, to our non-GAAP (loss) income from operations and the reconciliation of our U.S. GAAP (loss) income from operations to our adjusted EBITDA for the three and nine months ended October 31, 2014 and 2013 (amounts in thousands, except per share and percentage data):

	Three Months Ended			Three Months Ended
	October 31, 2014			October 31, 2013
	GAAP			GAAP
	As Reported	Adjustments	Non-GAAP	As Reported	Adjustments	Non-GAAP
Revenues:
Products	$7,311	$—	$7,311	$13,822	$—	$13,822
Services	22,659	—	22,659	23,949	—	23,949

Total revenues	29,970	—	29,970	37,771	—	37,771

Cost of revenues:
Products	2,779	—	2,779	3,016	—	3,016
Services	12,094	—	12,094	13,480	—	13,480
Amortization of intangible assets	258	(258)	—	320	(320)	—
Stock-based compensation	46	(46)	—	67	(67)	—

Total cost of revenues	15,177	(304)	14,873	16,883	(387)	16,496

Gross profit	14,793	304	15,097	20,888	387	21,275

Gross profit percentage	49.4%	1.0%	50.4%	55.3%	1.0%	56.3%
Operating expenses:
Research and development	9,932	—	9,932	10,212	—	10,212
Selling and marketing	3,447	—	3,447	3,948	—	3,948
General and administrative	3,841	—	3,841	4,184	—	4,184
Amortization of intangible assets	994	(994)	—	842	(842)	—
Stock-based compensation expense	1,136	(1,136)	—	588	(588)	—
Earn-outs and change in fair value of earn-outs	—	—	—	(94)	94	—
Professional fees - other	124	(124)	—	603	(603)	—
Severance and other restructuring costs	1,186	(1,186)	—	76	(76)	—

Total operating expenses	20,660	(3,440)	17,220	20,359	(2,015)	18,344

(Loss) income from operations	$(5,867)	$3,744	$(2,123)	$529	$2,402	$2,931

(Loss) income from operations percentage	(19.6%)	12.4%	(7.1%)	1.4%	6.3%	7.8%

Weighted average common shares outstanding:
Basic	32,628	32,628	32,628	32,813	32,813	32,813

Diluted	32,628	32,854	32,628	33,595	33,595	33,595

Operating (loss) income per share:
Basic	$(0.19)	$0.12	$(0.07)	$0.02	$0.07	$0.09

Diluted	$(0.19)	$0.12	$(0.07)	$0.02	$0.07	$0.09

Adjusted EBITDA:

(Loss) income from operations			$(5,867)			$529
Depreciation expense			891			1,042
Amortization of intangible assets			1,252			1,162
Stock-based compensation expense			1,182			655
Earn-outs and changes in fair value			—			(94)
Professional fees - other			124			603
Severance and other restructuring			1,186			76

Adjusted EBITDA			$(1,232)			$3,973

Adjusted EBITDA %			(4.1%)			10.5%

	Nine Months Ended			Nine Months Ended
	October 31, 2014			October 31, 2013
	GAAP			GAAP
	As Reported	Adjustments	Non-GAAP	As Reported	Adjustments	Non-GAAP
Revenues:
Products	$21,109	$—	$21,109	$44,809	$—	$44,809
Services	63,047	—	63,047	$65,894	—	65,894

Total revenues	84,156	—	84,156	110,703	—	110,703

Cost of revenues:
Products	6,188	—	6,188	7,495	—	7,495
Services	35,970	—	35,970	40,736	—	40,736
Amortization of intangible assets	795	(795)	—	947	(947)	—
Stock-based compensation	132	(132)	—	191	(191)	—

Total cost of revenues	43,085	(927)	42,158	49,369	(1,138)	48,231

Gross profit	41,071	927	41,998	61,334	1,138	62,472

Gross profit percentage	48.8%	1.1%	49.9%	55.4%	1.0%	56.4%
Operating expenses:
Research and development	31,729	—	31,729	30,007	—	30,007
Selling and marketing	10,509	—	10,509	11,283	—	11,283
General and administrative	11,895	—	11,895	13,664	—	13,664
Amortization of intangible assets	3,325	(3,325)	—	2,512	(2,512)	—
Stock-based compensation expense	2,447	(2,447)	—	2,234	(2,234)	—
Earn-outs and change in fair value of earn-outs	—	—	—	(60)	60	—
Professional fees - other	477	(477)	—	1,524	(1,524)	—
Severance and other restructuring costs	1,878	(1,878)	—	922	(922)	—

Total operating expenses	62,260	(8,127)	54,133	62,086	(7,132)	54,954

(Loss) income from operations	$(21,189)	$9,054	$(12,135)	$(752)	$8,270	$7,518

(Loss) income from operations percentage	(25.2%)	10.7%	(14.4%)	(0.7%)	7.5%	6.8%

Weighted average common shares outstanding:
Basic	32,805	32,805	32,805	32,636	32,636	32,636

Diluted	32,805	33,031	32,805	32,636	33,485	33,485

Operating (loss) income per share:
Basic	$(0.65)	$0.28	$(0.37)	$(0.02)	$0.25	$0.23

Diluted	$(0.65)	$0.28	$(0.37)	$(0.02)	$0.25	$0.23

Adjusted EBITDA:

Loss from operations			$(21,189)			$(752)
Depreciation expense			2,809			3,345
Amortization of intangible assets			4,120			3,459
Stock-based compensation expense			2,579			2,425
Earn-outs and changes in fair value			—			(60)
Professional fees - other			477			1,524
Severance and other restructuring			1,878			922

Adjusted EBITDA			$(9,326)			$10,863

Adjusted EBITDA %			(11.1%)			9.8%

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

Earn-outs and Change in Fair Value of Earn-outs. Earn-outs and the change in the fair value of the earn-outs are considered by management to be non-recurring expenses to the former shareholders of the businesses we acquire. We also incur expenses due to changes in fair value related to contingent consideration that we believe would otherwise impair comparability among periods.

Professional Fees - Other. We have excluded the effect of legal and other professional costs associated with our acquisitions, divestitures, litigation and strategic alternatives because the amounts are considered significant non-operating expenses.

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

Liquidity and Capital Resources

The following table includes key line items of our consolidated statements of cash flows:

	Nine Months Ended		Increase/
	October 31,		(Decrease)
	2014	2013	$ Amount
	(Amounts in thousands)
Total cash (used in) provided by operating activities	$(11,670)	$5,394	$(17,064)
Total cash (used in) provided by investing activities	(4,762)	1,084	(5,846)
Total cash (used in) provided by financing activities	(5,504)	1,037	(6,541)
Effect of exchange rate changes on cash	774	(129)	903

Net (decrease) increase in cash and cash equivalents	$(21,162)	$7,386	$(28,548)

Historically, we have financed our operations and capital expenditures primarily with cash on-hand. Cash, cash equivalents, restricted cash, and marketable securities decreased from $128.1 million at January 31, 2014 to $108.4 million at October 31, 2014.

Operating Activities

Below are key line items affecting cash from operating activities:

	Nine Months Ended		Increase/
	October 31,		(Decrease)
	2014	2013	$ Amount
	(Amounts in thousands)
Net loss from continuing operations	$(21,349)	$(879)	$(20,470)
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities from continuing operations	9,850	9,959	(109)

Net (loss) income including adjustments	(11,499)	9,080	(20,579)
Decrease in accounts receivable	5,664	2,117	3,547
Decrease (increase) in inventory	1,853	(859)	2,712
(Increase) decrease in prepaid expenses and other current assets	(465)	6,412	(6,877)
Decrease in accrued expenses	(1,882)	(5,657)	3,775
Decrease in deferred revenues	(4,600)	(3,964)	(636)
All other, net	(746)	(991)	245

Net cash (used in) provided by operating activities from continuing operations	(11,675)	6,138	(17,813)
Net cash provided by (used in) operating activities from discontinued operations	5	(744)	749

	$(11,670)	$5,394	$(17,064)

We used net cash in continuing operating activities of $11.7 million for the nine months ended October 31, 2014. This cash used in operating activities was primarily the result of our net loss, including adjustments, of $11.5 million and a $0.2 million net decrease in working capital during fiscal 2015.

Investing Activities

Cash flows from investing activities are as follows:

	Nine Months Ended		Increase/
	October 31,		(Decrease)
	2014	2013	$ Amount
	(Amounts in thousands)
Purchases of property and equipment	$(1,470)	$(1,834)	$364
Purchases of marketable securities	(7,160)	(6,911)	(249)
Proceeds from sale and maturity of marketable securities	5,633	8,698	(3,065)
Proceeds from sale of equity investments	235	1,128	(893)
Investment in affiliate	(2,000)	—	(2,000)
Acquisition of businesses and payment of contingent consideration, net of cash acquired	—	(4,018)	4,018
Other investing activities, net	—	21	(21)

Net cash used in investing activities from continuing operations	(4,762)	(2,916)	(1,846)
Net cash provided by investing activities from discontinued operations	—	4,000	(4,000)

	$(4,762)	$1,084	$(5,846)

We used $4.8 million of cash in investing activities from continuing operations primarily related to the purchase of capital assets of $1.5 million, an investment in an affiliate of $2.0 million and a net use of cash of $1.5 million related to the net purchases of marketable securities.

Financing Activities

Cash flows from financing activities are as follows:

	Nine Months Ended		Increase/
	October 31,		(Decrease)
	2014	2013	$ Amount
	(Amounts in thousands)
Repurchases of our common stock	$(5,504)	$—	$(5,504)
Proceeds from issuance of common stock relating to stock option exercises	—	1,037	(1,037)

	$(5,504)	$1,037	$(6,541)

We used $5.5 million in cash in our financing activities from continuing operations for the purchase of stock under a stock repurchase plan during fiscal 2015.

Effect of exchange rate changes increased cash and cash equivalents by $0.8 million for the nine months ended October 31, 2014, due to the translation of European subsidiaries’ cash balances, which use the Euro as their functional currency, to U.S. dollars.

We renewed our letter agreement with JP Morgan Chase Bank, N.A. (“JP Morgan”) for a demand discretionary line of credit and a Demand Promissory Note in the aggregate amount of $20.0 million (the “Line of Credit”), effective November 26, 2014. Borrowings under the Line of Credit will be used to finance working capital needs and for general corporate purposes. We currently do not have any borrowings nor do we have any financial covenants under this line.

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

On September 4, 2013, our Board of Directors authorized the repurchase of up to $25.0 million of our common stock through a share repurchase program which would have terminated on January 31, 2015. On May 31, 2014, this program was amended to increase the authorized repurchase amount to $40.0 million and extend the termination date to April 30, 2015. Under the program, we are authorized to repurchase shares through Rule 10b5-1 plans, open market purchases, privately negotiated transactions, block purchases or otherwise in accordance with applicable federal securities laws, including Rule 10b-18 of the Securities Exchange Act of 1934. This share repurchase program does not obligate us to acquire any specific number of shares and may be suspended or discontinued at any time. All repurchases are expected to be funded from our current cash and investment balances. The timing and amount of shares to be repurchased will be based on market conditions and other factors, including price, corporate and regulatory requirements, and alternative investment opportunities. Any shares repurchased by us under the share repurchase program will reduce the number of shares outstanding. Pursuant to the share repurchase program, we executed a Rule 10b5-1 plan in June 2014 to repurchase shares. We did not repurchase any of our common stock during the three months ended October 31, 2014. During the nine months ended October 31, 2014, we used $5.5 million of cash in connection with the repurchase of 591,520 shares of our common stock (an average price of $9.31 per share). As of October 31, 2014, $34.5 million remained available under the existing share repurchase authorization.

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

Besides the annual impairment test of our goodwill, there have been no significant changes in our critical accounting policies during the nine months ended October 31, 2014, as compared to those disclosed in our fiscal 2014 Form 10-K.

Goodwill

In connection with acquisitions of operating entities, we recognize the excess of the purchase price over the fair value of the net assets acquired as goodwill. Goodwill is not amortized, but is evaluated for impairment annually in our third quarter beginning August 1st. Goodwill may be tested for impairment on an interim basis, in addition to the annual evaluation, if an event occurs or circumstances change which would more likely than not reduce the fair value of the Company below its carrying amount.

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

We chose to use the market approach and the income approach to determine the value of the Company. The market approach provides value indications through a comparison with guideline public companies or guideline transactions. The valuation multiple is an expression of what investors believe to be a reasonable valuation relative to a measure of financial information such as revenues, earnings or cash flows. The income approach provides value indications through an analysis of its projected earnings, discounted to present value. We employed a weighted-average cost of capital rate. The estimated weighted-average cost of capital was based on the risk-free interest rate and other factors such as equity risk premiums and the ratio of total debt to equity capital. In performing the annual impairment test, we took steps to ensure appropriate and reasonable cash flow projections and assumptions were used.

Our projections for the next five years included increased operating expenses in line with the expected revenue growth based on current market and economic conditions and our historical knowledge. Historical growth rates served as only one input to the projected future growth used in the goodwill impairment analysis. These historical growth rates were adjusted based on other inputs regarding anticipated customer contracts. The forecasts have incorporated any changes to the revenue and operating expense resulting from the second quarter of fiscal 2015. We estimated the operating expenses based on a rate consistent with the current experience and estimated revenue growth over the next five years. A failure to execute as forecasted over the next five years could have an adverse effect on our annual impairment test. Future adverse changes in market conditions or poor operating results of the Company could result in losses, thereby possibly requiring an impairment charge in the future.

The table below shows the amount of goodwill and other indefinite-lived intangible assets relating to continued operations as of October 31, 2014:

		Trade
	Goodwill	Names
	(Amounts in thousands)
Balance at January 31, 2014	$45,150	$200
Amortization of indefinite-lived assets (1)	—	(200)
Cumulative translation adjustment	(1,767)	—

Balance at October 31, 2014	$43,383	$—

(1)	During the third quarter of fiscal 2015, we fully amortized our trade name intangible assets as they are no longer used.

We determined that based on “Step 1” of our annual impairment test, the fair value of the Company’s goodwill balance exceeded its carrying value. In aggregate, there was excess fair value over and above the carrying value of the net assets ranging from $84.8 million to $103.8 million, or 45.8% to 56.1% of the carrying value of our net assets.

Key data points included in the calculation of market capitalization of $240.2 million as of August 1, 2014 were as follows:

•	Shares outstanding as of August 1, 2014 were 32,587,345; and

•	$7.37 closing price as of August 1, 2014.

Accordingly, since no impairment indicators existed as of August 1, 2014, our annual impairment test date, and the implied fair value of our goodwill exceeded the carrying value of our net assets, we determined that our goodwill was not at risk of failing “Step 1” and was appropriately stated in our consolidated financial statements as of August 1, 2014.

To validate our conclusions and determine the reasonableness of our annual impairment test, we performed the following:

•	Reconciled our estimated enterprise value to market capitalization comparing the calculated fair value to our market capitalization as of August 1, 2014, our annual impairment test date;

•	Prepared a fair value calculation using two market approach methodologies (the guideline public companies method and the guideline transaction method) and one income approach methodology (discounted cash flow method);

•	Reviewed our historical operating performance for the current fiscal year;

•	Performed a sensitivity analysis on key assumptions such as weighted-average cost of capital and terminal growth rates; and

•	Reviewed market participant assumptions.

We also monitor economic, legal and other factors as a whole between annual impairment tests to ensure that there are no indicators that make it more likely than not that there has been a decline in our fair value below our carrying value. Specifically, we monitor industry trends, our market capitalization, recent and forecasted financial performance and the timing and nature of any restructuring activities. We do not believe that there are any indicators of impairment as of October 31, 2014. If these estimates or the related assumptions change, we may be required to record non-cash impairment charges for these assets in the future.

Recent Accounting Standard Updates

We consider the applicability and impact of all ASUs. ASUs not listed below were assessed and determined to be either not applicable or are expected to have minimal impact on our consolidated financial position or results of operations.

Recent Accounting Guidance Not Yet Effective

Accounting For Share-Based Payments - Performance Target Could Be Achieved after the Requisite Service Period

In June 2014, the FASB issued ASU No. 2014-12, “Compensation - Stock Compensation (Topic 718) – Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period.” ASU 2014-12 requires that a performance target which affects vesting and that could be achieved after the requisite service period be treated as a performance condition by applying existing guidance in Topic 718 as it relates to awards with performance conditions. The amendment also specifies the period over which compensation costs should be recognized. The amendment is effective for annual reporting periods and interim periods within those annual periods beginning after December 15, 2015. Early adoption is permitted. We are currently evaluating the impact of the adoption of ASU 2014-12 on our consolidated financial statements.

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

Substantially all of our international product sales are payable in U.S. dollars or in the case of our operations in the Netherlands, payable in local currencies, providing a natural hedge for receipts and local payments. In light of the high proportion of our international businesses, we expect the risk of any adverse movements in foreign currency exchange rates could have an impact on our translated results within the consolidated statements of operations and comprehensive (loss) income and the consolidated balance sheets. For the first nine months of fiscal 2015, we generated a foreign currency translation loss of $1.6 million, which decreased the equity section of our consolidated balance sheet over the prior year.

Our principal currency exposures relate primarily to the U.S. dollar, the Euro and the Philippine peso. All foreign currency gains and losses are included in other expenses, net, in the accompanying consolidated statements of operations and comprehensive (loss) income. For the nine months ended October 31, 2014, we recorded approximately $0.8 million in losses due to the international subsidiary translations and cash settlements of revenues and expenses.

Interest Rate Risk

Exposure to market risk for changes in interest rates relates primarily to our investment portfolio of marketable debt securities of various issuers, types and maturities and to our borrowings under our demand note payable. We do not use derivative instruments in our investment portfolio, and our investment portfolio only includes highly liquid instruments. Our cash and marketable securities include cash equivalents, which we consider to be investments purchased with original maturities of 90 days or less. There is risk that losses could be incurred if we were to sell any of our securities prior to stated maturity. Given the short maturities and investment grade quality of the portfolio holdings at October 31, 2014, a sharp change in interest rates should not have a material adverse impact on the fair value of our investment portfolio. However, our long term marketable securities, which are carried at the lower of cost or market value, have fixed interest rates, and therefore are subject to changes in fair value.

ITEM 4. Controls and Procedures

Evaluation of disclosure controls and procedures. We evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Form 10-Q. Jay A. Samit, our Chief Executive Officer, and Anthony C. Dias, our Chief Financial Officer, reviewed and participated in this evaluation. Based upon that evaluation, Messrs. Samit and Dias concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report and as of the date of the evaluation.

Changes in internal control over financial reporting. As a result of the evaluation completed by us, and in which Messrs. Samit and Dias participated, we have concluded that there were no changes during the fiscal quarter ended October 31, 2014 in our internal control over financial reporting, which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

Stock Repurchase Program

On September 4, 2013, our Board of Directors authorized the repurchase of up to $25.0 million of our common stock, par value $0.01 per share, through a share repurchase program which would have terminated on January 31, 2015. On May 31, 2014, this program was amended to increase the authorized repurchase amount to $40.0 million and extend the termination date to April 30, 2015. Under the program, management is authorized to repurchase shares through Rule 10b5-1 plans, open market purchases, privately negotiated transactions, block purchases or otherwise in accordance with applicable federal securities laws, including Rule 10b-18 of the Securities Exchange Act of 1934. This share repurchase program does not obligate us to acquire any specific number of shares and may be suspended or discontinued at any time. All repurchases are expected to be funded from our current cash and investment balances. The timing and amount of shares to be repurchased will be based on market conditions and other factors, including price, corporate and regulatory requirements, and alternative investment opportunities. Any shares repurchased by us under the share repurchase program will reduce the number of shares outstanding. Pursuant to the share repurchase program, we executed a Rule 10b5-1 plan commencing in June 2014 to repurchase shares. We did not purchase any shares of our common stock during the three months ended October 31, 2014. To date, under this program 591,520 shares have been repurchased and $34.5 million of the $40.0 million authorized repurchase amount remains available for purchase.

ITEM 6. Exhibits

(a)	Exhibits

See the Exhibit Index following the signature page to this Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, SeaChange International, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: December 5, 2014

SEACHANGE INTERNATIONAL, INC.

by:	/s/ ANTHONY C. DIAS
Anthony C. Dias
Chief Financial Officer, Senior Vice President, Finance and Administration and Treasurer

Index to Exhibits

No.	Description

10.1	Separation Agreement and Release of Claims, dated as of October 20, 2014, by and between SeaChange International, Inc. and Raghu Rau (filed as Exhibit 10.1 to Current Report on Form 8-K filed on October 22, 2014 (File No. 000-21393) and incorporated herein by reference).

10.2	Change-in-Control Severance Agreement, dated as of October 20, 2014, by and between SeaChange International, Inc. and Jay Samit (filed as Exhibit 10.2 to Current Report on Form 8-K filed on October 22, 2014 (File No. 000-21393) and incorporated herein by reference).

10.3	Indemnification Agreement, dated as of October 20, 2014, by and between SeaChange International, Inc. and Jay Samit (filed as Exhibit 10.3 to Current Report on Form 8-K filed on October 22, 2014 (File No. 000-21393) and incorporated herein by reference).

10.4	Offer Letter, dated as of October 16, 2014, by SeaChange International, Inc. to Jay Samit.

10.5	Form of Incentive Stock Option Agreement pursuant to the SeaChange International, Inc. 2011 Compensation and Incentive Plan (filed herewith).

10.6	Form of Deferred Stock Unit Award Grant Notice for Directors under the SeaChange International, Inc. 2011 Compensation and Incentive Plan (filed herewith).

10.7	Form of Non-Qualified Stock Option Agreement for Employees under the SeaChange International, Inc. 2011 Compensation and Incentive Plan (filed herewith).

31.1	Certification Pursuant to Rule 13a-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification Pursuant to Rule 13a-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase