Form 10-K
period 2015-01-31
SEACHANGE INTERNATIONAL INC
filed 2015-04-07
CIK 1019671

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of July 31, 2014, the aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing price for the registrant’s Common Stock on the NASDAQ Global Select Market on such date was $232,231,128. The number of shares of the registrant’s Common Stock outstanding as of the close of business on April 2, 2015 was 33,299,577.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the definitive Proxy Statement filed no later than 120 days after the Company’s fiscal year end pursuant to Regulation 14A are incorporated by reference into Part III of this Annual Report on Form 10-K.

CAUTIONARY STATEMENT FOR PURPOSES OF THE “SAFE HARBOR” PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

The statements contained in this Annual Report on Form 10-K (“Form 10-K”) of SeaChange International, Inc. (“SeaChange,” the “Company,” “us,” or “we”), including, but not limited to the statements contained in Item 1., “Business,” and Item 7., “Management’s Discussion and Analysis of the Financial Condition and Results of Operations,” along with statements contained in other reports that we have filed with the Securities and Exchange Commission (the “SEC”), external documents and oral presentations, which are not historical facts, are considered to be “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements which may be expressed in a variety of ways, including the use of forward looking terminology such as “believe,” “expect,” “seek,” “intend,” “may,” “will,” “should,” “could,” “potential,” “continue,” “estimate,” “plan,” or “anticipate,” or the negatives thereof, other variations thereon or compatible terminology, relate to, among other things, our transition to being a company that primarily provides software solutions, the effect of certain legal claims against us, projected changes in our revenues, earnings and expenses, exchange rate sensitivity, interest rate sensitivity, liquidity, product introductions, industry changes, general market conditions, our continued limited number of customers, geographic location of sales and a reduction in workforce and the impact thereof. We do not undertake any obligation to publicly update any forward-looking statements.

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

General

SeaChange International, Inc., a Delaware corporation founded on July 9, 1993, is an industry leader in the delivery of multiscreen video. Our products and services facilitate the aggregation, licensing, management and distribution of video (primarily movies and television programming) and television advertising content to cable television system operators, telecommunications and media companies. We sell our software products and services worldwide, primarily to television service providers including: cable television system operators, such as Liberty Global, plc. (“LGI”), Comcast Corporation (“Comcast”), Cox Communications, Inc. (“Cox”) and Rogers Communications, Inc.; telecommunications companies, such as Verizon Communications, Inc., AT&T, Inc. and Eircom; and media companies such as BBC Worldwide.

Our products and services are designed to enable our customers to reduce capital and operating expenses, reduce subscriber turnover, and increase average revenue per subscriber by establishing new, revenue-generating subscription television services and advertising. Using our products and services, we believe our customers can increase their revenues by offering services such as video-on-demand (“VOD”) television programming on a variety of consumer devices, including mobile telephones (“smart phones”), personal computers (“PCs”), tablets and over-the-top (“OTT”) streaming players. Our systems enable television service providers to offer other interactive television services that allow subscribers to receive personalized services and interact with their video devices, thereby enhancing their viewing experience. Our products also allow our customers to insert advertising into broadcast and VOD content.

SeaChange serves an exciting global marketplace where multiscreen viewing is increasing, consumer device options are evolving rapidly, and viewer habits are shifting. The primary thrust of our business has been to enable the delivery of video assets in the evolving multiscreen television environment. Through acquisitions and partnerships, we have expanded our capabilities, products and services to address the delivery of content to devices other than television set-top boxes, namely PCs, tablets, smart phones and OTT streaming players. We believe that our strategy of expanding into adjacent product lines will position us to further support and maintain our existing service provider customer base. Providing our customers with more technologically advanced software platforms enables them to further reduce their infrastructure costs and improve reliability. Additionally, we believe we are well positioned to capitalize on new customers entering the multiscreen marketplace and increasingly serve adjacent markets, such as mobile and OTT. Our core technologies provide a foundation for products and services that can be deployed in next generation video delivery systems capable of increased levels of subscriber interactivity. We have received several awards for technological excellence, including three Emmy Awards for our pivotal roles in the growth of volume service provider businesses including VOD and multi-channel television advertising. Our achievements on behalf of certain customers have also received significant market recognition including, during fiscal year 2014, winning the Liberty Global Vendor Award for Best Product & Service Quality and the Cable Europe Innovation Award for cable operator Voo’s multiscreen service launch.

On February 2, 2015, we acquired TLL, LLC (“Timeline Labs”), a California-based software-as-a-service (“SaaS”) company that enables local broadcasters, national news organizations and other media companies and brands to analyze social media messages in real-time, find and broadcast social trends, and measure viewing audience engagements across television, mobile and personal computers. Through its acquisition of Timeline Labs, SeaChange is a partner and technology provider for the NewCoin LLC (“NewCoin”) local television audience measurement venture with FOX Television Stations, Tribune Media and Univision. NewCoin’s mission is to harness the data-gathering power of currently available and emerging technologies in order to create a broader based measurement tool that will accurately measure audiences across the entire spectrum of linear and digital platforms.

In January 2015, we initiated a global restructuring plan to streamline our activities, primarily from an employee headcount reduction of 10%, now that our next generation software products have been brought to market and are being deployed around the globe. The reduction in workforce has been implemented immediately in the

United States and, to comply with non-U.S. legal requirements, will be implemented on an international basis over the next several quarters. Once fully implemented, we expect this initiative to yield approximately $11 million in annualized cost savings.

Products and Services

Our business is comprised of three product areas: multiscreen video, television advertising and video gateway software. Our revenue sources consist of product revenue from these areas, as well as related services.

Multiscreen Video

We offer our multiscreen video products under the following two deployment options, on-site software licenses and on a SaaS basis.

On-Site Software Licenses

In this model, revenue is derived from perpetual software license and annual maintenance and support fees, as well as associated professional services. This model includes the following:

SeaChange Adrenalin MultiScreen Television Platform. Adrenalin is a comprehensive software platform that enables service providers to manage, monetize and deliver a seamless viewing experience to subscribers across televisions, PCs, tablets, smart phones and other IP-enabled devices. Adrenalin is modular—allowing our customers to gradually adopt new functionality and features to expand multiscreen television distribution capabilities. Adrenalin automates and streamlines functionality in four crucial areas:

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

SeaChange Nitro Subscriber Experience Software. Our Nitro subscriber experience software gives service providers a customizable interface that personalizes the multi-platform subscriber experience and provides consistent presentation and navigation of linear, on-demand, OTT and time-shifted television. Nitro optimizes subscriber engagement and content promotions to ensure that the value of all content is fully realized on any consumer device.

SeaChange AssetFlow. In today’s multiscreen viewing platform, a show, movie or advertisement and its associated metadata, such as poster, description and pricing, are reproduced with numerous variants to serve the unique requirements of multiple network types, consumer devices and geographies. At the point of content ingest, our AssetFlow software is used to receive, manage and publish content for on-demand viewing on televisions, tablets, PCs and other consumer devices. AssetFlow simplifies the increasingly complex tasks of movie and television program asset tracking, metadata management, and overall content workflow.

SaaS Offering

In this model, we license our product offerings on a SaaS basis and our customers pay us on a monthly recurring basis based on the total number of subscriber lines deployed by the customer.

SeaChange Rave™ Premium OTT Video Platform. Our Rave premium OTT platform (“Rave”) offering provides a managed services offering for our customers. Rave enables live, time-shifted, pay-per-view and on-demand video services and storefront creation. Advanced content recommendations, discovery and social media are enabled through SeaChange’s user experience and third-party applications. Rave includes services, tools and integrations for OTT content workflow, media management and analytics. Rave also enables video and interactive cross-device advertising throughout individual streams and user experiences. Advanced content promotion and monetization features include download to purchase and rent, subscription packaging and couponing. Through these features, Rave allows media companies and service providers to fully integrate with the connected consumer lifestyle and create a deeper audience relationship to project their brand and create pertinent, contextual promotions and advertising.

Television Advertising

SeaChange Infusion Advanced Advertising Platform. As more television content is served to multiple consumer devices, the ability to generate additional revenue by inserting targeted advertising on these devices becomes crucial to service providers seeking to offset content rights costs and reduce subscriber fees for viewing the content. Infusion enables service providers to maximize advertising revenue across multiscreen, broadcast, on-demand and OTT viewing and reach their audiences while viewers watch television on multiple devices. The platform incorporates demographic intelligence to target viewers by geography and personal preference, then engages the viewer through pre-rolls, mid-rolls, banners, overlays and click-action interactivity. Infusion scales to support service providers’ migration to consolidated regional and national advertising systems that are managed from increasingly web-centric and virtualized datacenters.

SeaChange Infusion AdPulse™ On-Demand Advertising Software. Service providers leverage Infusion AdPulse to capitalize on their VOD television services with ad placements that are dynamically targeted according to the content viewers select, as well as by geographic, demographic and viewing characteristics. Because the advertisements are tracked separately from the content, the data provided includes detailed advertisement viewing and trick-mode (fast-forward, rewind, and pause) usage leading to easier analysis of reach and effectiveness.

SeaChange AdFlow. AdFlow simplifies the ingest and preparation of content required to cost-effectively deliver multichannel or multiscreen advertising. It enables the range of advertisements to be ready for insertion, regardless of encoding formats, screen size, and the many other factors affecting today’s linear, on-demand and multiscreen television operations. It also handles advertisement file processing, verification, transcoding operations and confirms playout for confident revenue booking.

Video Gateway Software

Nucleus. Nucleus ports to any set-top box, or other customer premises equipment hardware and system on a chip (“SoC”), and acts as a hub for all video distribution to any IP- connected device throughout the home, such as tablets, smart phones and game consoles.

SeaChange capitalized on open software and networking technologies to create Nucleus, a fully customizable foundation for rich multiscreen services running on the chipset and hardware. Nucleus enables the service providers to select the chipset, hardware and set-top box vendor of their choice. Nucleus extends providers’ video services to a wide range of video consumer devices through its support for DLNA networking protocols, and enables them to enhance their overall offering by providing the framework for the introduction of new applications. Further, Nucleus leverages the industry Reference Design Kit, a technology standard that enables the video service provider community to take advantage of open technologies to more rapidly introduce and support service innovations.

Social Tools

SeaChange Timeline. SeaChange Timeline provides an end-to-end content management platform for media companies and brands to leverage the power of social content and conversations on a SaaS model. SeaChange Timeline simplifies the real-time editorial content and production process by offering the ability to discover social news, gather content relevant to an audience and present it with visualizations ready for video broadcast or the Internet.

Services

SeaChange offers comprehensive professional services and customer support for all of its products. We have developed extensive capabilities in systems integration, implementation and custom engineering. Our focus on, and expertise in video means that we often take on the role of primary integrator for increasingly complex multi-vendor deployments. We also offer managed services with advantages, including remote monitoring and proactive system maintenance, to help our customers quickly and confidently establish new on-demand and multiscreen services.

Strategy

Our goal is to strengthen our position as a leading global provider of multiscreen video by enabling service providers and content owners to increase revenue opportunities by delivering transformative multiscreen video products to their end subscribers. Key elements of our strategy include:

•	We intend to continue to provide to our existing base and new customers, industry-leading solutions through our focus on product innovation and substantial investment in research and development for our next generation software products and services;

•	We intend to accelerate adoption of our next generation products and services and time to market by promoting and expanding to adjacent markets such as mobile and OTT;

•	We intend to provide pre-packaged integrated solutions with the goal of better enabling new and existing customers to drive the adoption of the Rave and Timeline features and functions through a service offering hosted and/or managed by us;

•	We intend to continue to pursue acquisitions and collaborations which we believe will strengthen our industry leadership position, expand our geographic presence, or allow us to expand to new products or services, or enhance our existing ones;

•	We may enter into strategic relationships to help our customers address deficiencies in the their market space, such as our recent joint venture with FOX, Tribune Media and Univision to address the weaknesses in local television market audience measurement;

•	Although our initial sale with a service provider may be for a single screen and device, once a service provider deploys services using our Adrenalin platform, we believe we are well positioned to sell additional features to that service provider to help them expand the number of devices in their customers’ households; and

•	Our customers are located worldwide and include top cable service providers. We believe we are well positioned to grow by adding customers in regions where we already have a strong presence and by expanding our geographic footprint in Asia Pacific and Latin America. In addition, we intend to penetrate more deeply into other markets such as mobile, telecommunications and media companies.

Research and Product Development

Our research and development costs were $42.2 million in fiscal 2015, $39.7 million in fiscal 2014 and $38.7 million in fiscal 2013. We believe that our success will depend on our ability to develop and introduce timely new integrated solutions and enhancements to our existing products that meet changing customer requirements in our current and future customer base as well as new markets. We have made substantial investments in developing and bringing to market our next generation products. Our current research and development activities are focused on developing multiscreen television platforms, video gateway software and advertising solutions in the multiscreen video market, and integrating the solutions we currently offer. Our direct sales and marketing groups closely monitor changes in customer needs, changes in the marketplace and emerging industry standards to help us focus our research and development efforts to address our customers’ needs, such as increasing average revenue per subscriber, lowering operating and capital costs and reducing customer churn. Our research and development efforts are performed in the United States at our Acton, Massachusetts headquarters as well as our sites in California; Oregon; Pennsylvania; and worldwide in Bangalore, India; Manila, Philippines; and Eindhoven, Netherlands.

During fiscal 2015 we continued the focus of our research and development efforts on the next generation software platforms, which are vital to our customers’ success. We achieved this by further increasing our investment in our software products for multiscreen video and video gateway software platforms, while reducing our investment in certain legacy product lines. As of January 31, 2015, we had a research and development staff of 296 employees.

Selling and Marketing

Our sales cycle tends to be long, in some instances twelve to twenty-four months, and purchase orders are typically in excess of one million dollars. As a result, it is sometimes difficult to predict what quarter or fiscal year our sales will occur. In light of the complexity of our video products, we primarily utilize a direct sales process. We sell and market our products worldwide through a direct sales organization, primarily conducted from our headquarters although we will use sales representatives deployed in different regions where we do not have a direct sales force. Working closely with customers to understand and define their needs enables us to obtain better information regarding market requirements, enhance our expertise in our customers’ industries, and more effectively and precisely convey to customers how our solutions address their specific needs. As we recently announced, we have expanded our direct sales presence into Asia Pacific and Latin America.

We use several marketing programs to focus on our targeted markets to support the sale and distribution of our products. We also market certain of our products to systems integrators and value-added resellers. We attend and exhibit our products at a limited number of prominent industry trade shows and conferences and we present our technology at seminars and smaller conferences to promote the awareness of our products. We also publish articles in trade and technical journals. As of January 31, 2015, we had marketing and sales staff of 49 employees.

Manufacturing and Quality Control

Our manufacturing operation consists primarily of component and subassembly procurement, systems integration and final assembly, testing and quality control of the complete systems. As of January 31, 2015 we had a manufacturing staff of 11 employees.

Our Customers

We currently sell our products primarily to video service providers, such as cable system operators and telecommunications companies, as well as content providers. Our customer base is highly concentrated among a limited number of large service provider customers. A significant portion of our revenues in any given fiscal period have been derived from substantial orders placed by these large organizations. For the fiscal year ended January 31, 2015, Comcast and LGI each accounted for more than 10% of our total revenues.

We expect that we will continue to be dependent upon a limited number of customers for a significant portion of our revenues in the near future, even as we intend to penetrate new markets and customers. As a result of this customer concentration, our business, financial condition and results of operations could be materially adversely affected by the failure of anticipated orders to materialize and by deferrals or cancellations of orders as a result of changes in customer requirements or new product announcements or introductions. In addition, the concentration of customers may cause variations in revenue, expenses and operating results on a quarterly basis due to seasonality of orders, the timing and relative size of orders received and accepted during a fiscal quarter, or the timing and size of orders for which revenue recognition criteria have been satisfied during a fiscal quarter.

We do not believe that our backlog at any particular time is meaningful as an indicator of our future level of revenue for any particular period. Because of the requirements of particular customers, orders may require final acceptance prior to revenue being recognized, resulting in the related revenues not being recognized in the ensuing quarter. Therefore, there is no direct correlation between the backlog at the end of any quarter and our total revenue for the following quarter or other periods.

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

In the market for multiscreen video, we compete with various larger companies offering video platforms and applications such as Cisco Systems, Inc., Arris Group Inc. (“ARRIS”), and Ericsson Inc. as well as in-house solutions. In our video gateway software market, we compete with system integrators and gateway software and applications vendors who offer proprietary software and hardware solutions. In the advertisement platform market, we generally compete with ARRIS. In the OTT market, we compete with online video platform providers such as Brightcove, Kaltura and Ooyala. We expect the competition in each of the markets in which we operate to intensify in the future as existing and new competitors with significant market presence and financial resources.

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

Proprietary Rights

Our success and our ability to compete are dependent, in part, upon our proprietary rights. We have been granted 31 patents worldwide, have several patents pending and have filed foreign patent applications related thereto for various technologies developed and used in our products. In addition, we rely on a combination of contractual rights, trademark laws, trade secrets and copyright laws to establish and protect our proprietary rights in our products. It is possible that in the future not all of these patent applications will be issued or that, if issued, the validity of these patents would not be upheld. It is also possible that the steps taken by us to protect our intellectual property will be inadequate to prevent misappropriation of our technology or that our competitors will independently develop technologies that are substantially equivalent or superior to our technology. In addition, the laws of some foreign countries in which our products are or may be distributed do not protect our proprietary rights to the same extent as do the laws of the United States. Currently, we are not party to intellectual property litigation, but we may be a party to litigation in the future to enforce our intellectual property rights or as a result of an allegation that we infringe others’ intellectual property.

Employees

The table below represents the number of employees that we employ in different geographic areas across the world for the periods shown. We believe that our relations with our employees are good. None of our employees are represented by a collective bargaining agreement.

	January 31,
Country	2015	2014	2013
United States	302	382	411
Philippines	161	150	143
Netherlands	137	111	97
Other international	103	80	71

Total employees by country	703	723	722

Executive Officers

The following is a list of our executive officers, their ages as of March 31, 2015 and their positions held with us:

Name	Age	Title
Jay A. Samit	54	Chief Executive Officer and Board member

Anthony C. Dias	48	Chief Financial Officer, Senior Vice President, Finance and Administration and Treasurer

David McEvoy	57	Senior Vice President and General Counsel and Secretary

Mr. Samit joined SeaChange as Chief Executive Officer (“CEO”) on October 20, 2014. Mr. Samit currently serves on the Board of Equal Earth Corporation and as an adjunct professor at the University of Southern California. Prior to joining SeaChange Mr. Samit was President at ooVoo, a social video chat service, from May 2011 to January 2013. Prior to that Mr. Samit served as CEO of SocialVibe (later renamed TrueX), a digital advertising technology company powering engagement for some of the world’s top brands, from October 2009 to January 2011. Prior to that he held senior executive roles with Sony and EMI, where he spearheaded these companies’ digital media efforts.

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

Financial and other information about SeaChange, including our Code of Ethics and Business Conduct and charters for our Audit Committee, Compensation Committee and Corporate Governance and Nominating

Committee, is available on the Investor Relations section of our website at www.schange.com. We make available free of charge on our website our Form 10-K, Quarterly Reports on Form 10-Q (“Form 10-Q”), Current Reports on Form 8-K (“Form 8-K”) and amendments to those reports as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. The information contained on our web site is not incorporated by reference into this document and should not be considered a part of this Form 10-K. Our website address is included in this document as an inactive textual reference only.

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

Our future success is dependent on the continued development of the multiscreen video and over the top (“OTT”) market and if these markets do not continue to develop, our business may not continue to grow.

A large portion of our anticipated revenue growth is expected to come from sales and services related to our multiscreen video and OTT products. However, these markets continue to develop as a commercial market, both within and outside North America. The potential size of these markets and the timing of their development are uncertain. The success of these markets require that video service providers continue to upgrade their cable networks to service and successfully market multiscreen video, OTT and similar services to their cable television subscribers. Some cable system operators, particularly outside of North America, are still in the early stages of commercial deployment of multiscreen video and OTT service to major residential cable markets. If cable system operators and telecommunications companies fail to make the capital expenditures necessary to upgrade their networks or determine that broad deployment of multiscreen video and OTT services is not viable as a business proposition or if our products cannot support a substantial number of subscribers while maintaining a high level of performance, our revenues will not grow as we have planned.

Our efforts to introduce a SaaS-based multiscreen service offering may either not succeed or impair our sale of on-site licensed offerings. The occurrence of either of which may adversely affect our financial condition and operating results.

We have been, and will continue to, devote considerable resources and allocate capital expenditures to growing our SaaS service offering revenue over the next several years. There can be no assurance that we will meet our revenue targets for this service and if we fail to achieve our revenue goals, our growth and operating results will be materially adversely affected. Additionally, new or existing customers may choose to purchase our SaaS services rather than our on-premise solutions. If our customers’ purchases trend away from perpetual licenses toward our SaaS, or to the extent customers defer orders due to evaluation SaaS, our product revenues, and our timing of revenue generally, may be adversely affected, which could adversely affect our results of operations and financial condition.

If we are unable to successfully introduce new products or enhancements to existing products on a timely basis, our financial condition and operating results may be adversely affected by a decrease in sales of our products.

Because our business plan is based on technological development of new products and enhancements to our existing products, our future success is dependent on our successful introduction of these new products and enhancements on a timely basis. In the future we may experience difficulties that could delay or prevent the successful development, introduction and marketing of these and other new products and enhancements, or find that our new products and enhancements do not adequately meet the requirements of the marketplace or achieve market acceptance. Announcements of currently planned or other new product offerings may cause customers to defer purchasing our existing products. Moreover, despite testing by us and by current and potential customers, errors or failures may be found in our products, and, even if discovered, may not be successfully corrected in a timely manner. These errors or failures could cause delays in product introductions and acceptance, or require design modifications that could adversely affect our competitive position. Currently, we are focused on our next generation software products, including SeaChange Adrenalin™, SeaChange Nucleus™, SeaChange Infusion™ Advanced Advertising Platform and SeaChange Rave™. Our inability to complete the development of these new products or enhancements on a timely basis or the failure of these new products or enhancements to achieve market acceptance could have a material adverse effect on our business, financial condition and results of operations in fiscal 2016 and in future periods.

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

The global economy and financial markets experienced a severe downturn in recent years. The downturn stemmed from a multitude of factors, including, among other things, extreme volatility in security prices, diminished credit availability, concerns about inflation and deflation, rapid changes in foreign exchange rates, increased energy costs, decreased consumer confidence, rating downgrades of certain investments and declining valuations of others. These economic developments, the rate of recovery and the change in business spending resulting from these developments affect businesses such as ours and those of our customers and vendors in a number of ways that could result in unfavorable consequences to us. The continuation of the change in business spending from these events or further disruption and deterioration in economic conditions may reduce customer purchases of our products and services, thereby reducing our revenues and earnings. In addition, these events may, among other things, result in increased price competition for our products and services, increased risk in the collectability of our accounts receivable from our customers, increased risk in potential reserves for doubtful accounts and write-offs of accounts receivable, and higher operating costs as a percentage of revenues. We have taken actions to address the effects of the change in business spending and future economic cycles, including implementing cost control and cost reduction measures. It is possible that we may need to take further actions to control our cost structure and implement further cost reduction measures. We cannot predict whether these measures will be sufficient to offset certain of the negative trends that might affect our business.

We have taken and continue to take measures to address the variability in the market for our products and services, which could have long-term negative effects on our business or impact our ability to adequately address a rapid increase in customer demand.

We have taken and continue to take measures to address the variability in the market for our products and services, to increase average revenue per unit of our sales and to reduce our operating expenses, rationalize capital expenditure and minimize customer turnover. These measures include shifting more of our operations to lower cost regions by outsourcing and off-shoring, implementing cost reduction programs and reducing and rationalizing planned capital expenditures and expense budgets. We cannot ensure that the measures we have taken will not impair our ability to effectively develop and market products and services, to remain competitive in the industries in which we compete, to operate effectively, to operate profitably during slowdowns or to effectively meet a rapid increase in customer demand. These measures may have long-term negative effects on our business by reducing our pool of technical talent, decreasing or slowing improvements in our products and services, making it more difficult to hire and retain talented individuals and to quickly respond to customers or competitors in an upward cycle.

Because our customer base is highly concentrated among a limited number of large customers, a change in demand by, a return of product by or the failure to satisfy revenue acceptance criteria in a given quarter by one or more of these customers, could have a material adverse effect on our business, financial condition and results of operations.

Our customer base is highly concentrated among a limited number of large customers, and, therefore, a limited number of customers account for a significant percentage of our revenues in any fiscal period. We generally do not have written agreements that require customers to purchase fixed minimum quantities of our products. Our sales to specific customers tend to vary significantly from year to year and from quarter to quarter depending upon these customers’ budgets for capital expenditures and our new product introductions. We believe that a significant amount of our revenues will continue to be derived from a limited number of large customers in the future. The loss of, reduced demand for products or related services by, return of a product previously purchased by any of our major customers or the failure of revenue acceptance criteria to have been satisfied in a given fiscal quarter, could materially and adversely affect, either in a particular quarter or on a more long-term basis, our business, financial condition and results of operations.

Consolidations in the television service providers industry could result in delays or reductions in purchases of products, which would have a material adverse effect on our business.

The television service providers industry has historically experienced, and continues to experience, the consolidation of many industry participants. For example, in the first half of calendar 2014, Comcast announced its proposed acquisition of Time Warner Cable and AT&T announced its proposed acquisition of DIRECTV and in February 2015, Verizon Communications Inc. announced that it is selling certain wireline businesses to Frontier Communications Corp. When consolidations occur, it is possible that the acquirer will not continue using the same suppliers, possibly resulting in an immediate or future elimination of sales opportunities for us or our competitors. Even if sales are not reduced, consolidation can also result in pressure from customers for lower prices or better terms, reflecting the increase in the total volume of products purchased or the elimination of a price differential between the acquiring customer and the company acquired. Consolidations also could result in delays in purchasing decisions by the affected companies prior to completion of the transaction and by the merged businesses. The purchasing decisions of the merged companies could have a material adverse effect on our business.

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

Our next generation software products and related services are relatively complex and their purchase generally involves a significant commitment of capital, with attendant delays frequently associated with large capital expenditures and implementation procedures within an organization. Moreover, the purchase of these products typically requires coordination and agreement among a potential customer’s corporate headquarters and its regional and local operations. For these and other reasons, the sales cycle associated with the purchase of our next generation software products and services is typically lengthy and subject to a number of significant risks, including customers’ budgetary constraints and internal acceptance reviews, over which we have little or no control. Based upon all of the foregoing, we believe that our quarterly revenues and operating results are likely to vary significantly in the future, that period-to-period comparisons of our results of operations are not necessarily meaningful and that these comparisons should not be relied upon as indications of future performance.

If there were a decline in demand or average selling prices for our products, our revenues and operating results would be materially affected.

We expect our next generation software product lines to account for a significant portion of our revenues. Accordingly, a decline in demand or average selling prices for these products in the foreseeable future, whether as a result of new product introductions by others, price competition, technological change, inability to enhance the products in a timely fashion, or otherwise, could have a material adverse effect on our business, financial condition and results of operations.

We must manage product transitions successfully in order to remain competitive.

The introduction of a new product or product line is a complex task, involving significant expenditures in research and development, training, promotion and sales channel development. However, we cannot assure that we will be able to execute product transitions in an efficient manner or that product transitions will be executed without harming our operating results. Failure to develop products with required features and performance levels or any delay in bringing a new product to market could significantly reduce our revenues and harm our competitive position.

We may fail to achieve our financial forecasts due to inaccurate sales forecasts or other factors.

Our revenues are difficult to forecast, and as a result, our quarterly operating results can fluctuate substantially. We use a “pipeline” system, a common industry practice, to forecast sales and trends in our business. Our sales personnel monitor the status of all proposals and estimate when a customer will make a purchase decision and the dollar amount of the sale. These estimates are aggregated periodically to generate a sales pipeline. Our pipeline estimates can prove to be unreliable both in a particular quarter and over a longer period of time, in part because the “conversion rate” or “closure rate” of the pipeline into contracts can be very difficult to estimate. A reduction in the conversion rate, or in the pipeline itself, could cause us to plan or budget incorrectly and adversely affect our business or results of operations. In particular, a slowdown in capital spending or economic conditions generally can unexpectedly reduce the conversion rate in particular periods as purchasing decisions are delayed, reduced in amounts or cancelled. The conversion rate can also be affected by the tendency of some of our customers to wait until the end of a fiscal period in the hope of obtaining more favorable terms, which can also impede our ability to negotiate, execute and deliver upon these contracts in a timely manner. In addition, for our new product offerings, including those acquired through our Timeline Labs acquisition, we have limited ability to predict how their pipelines will convert into sales or revenues. Conversion rates for new product offerings are often variable as product acceptance often takes longer than anticipated and conversion rates for products acquired through acquisition may be quite different from the acquired companies’ historical conversion rates, including from changes in our business practices that we implement with our newly acquired companies that may affect customer behavior.

Because a significant portion of our cost structure is largely fixed in the short-term, revenue shortfalls tend to have a disproportionately negative impact on our profitability. The number of large new software licenses transactions increases the risk of fluctuations in our quarterly results because a delay in even a small number of these transactions could cause our quarterly revenues and profitability to fall significantly short of our predictions.

If we are unable to manage our growth and the related expansion in our operations effectively, our business may be harmed through a diminished ability to monitor and control effectively our operations, and a decrease in the quality of work and innovation of our employees.

Our ability to successfully offer new products and services and implement our business plan in a rapidly evolving market requires effective planning and management. We are also continuing to transition towards greater reliance on our software products and services for a significant portion of our total revenue. In light of the growing complexities in managing our expanding portfolio of products and services, our anticipated future operations may continue to strain our operational and administrative resources. To manage future growth effectively, we must continue to improve our operational controls and internal controls over financial reporting, integrate new personnel and the businesses we have acquired, or will acquire, and manage our expanding international operations. A failure to manage our growth may harm our business through a decreased ability to monitor and control effectively our operations, and a decrease in the quality of work and innovation of our employees upon which our business is dependent.

Because our business is susceptible to risks associated with international operations, we may not be able to maintain or increase international sales of our products and services.

Our international operations are expected to continue to account for a significant portion of our business in the foreseeable future. However, in the future we may be unable to maintain or increase international sales of our products and services. Our international operations are subject to a variety of risks, including:

•	difficulties in establishing and managing international distribution channels;

•	difficulty in staffing and managing foreign operations;

•	difficulties in selling, servicing and supporting overseas products and services and in translating products and services into foreign languages;

•	the uncertainty of laws and enforcement in certain countries relating to the protection of intellectual property;

•	fluctuations in currency exchange rates;

•	multiple and possibly overlapping tax structures;

•	negative tax consequences such as withholding taxes and employer payroll taxes;

•	differences in labor laws and regulations affecting our ability to hire and retain employees;

•	business and operational disruptions or delays caused by political, social and economic instability and unrest, including risks related to terrorist activity;

•	changes in economic policies by foreign governments, including the imposition and potential continued expansion of economic sanctions by the U.S. and the European Union on the Russian Federation;

•	the burden of complying with a wide variety of foreign laws, treaties and technical standards; and

•	growth and stability of the economy or political changes in international markets.

The effect of one or more of these international risks could have a material and adverse effect on our business, financial condition, operating results and cash flow.

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

Because a significant portion of our business is conducted outside the United States, we face exposure to adverse movements in foreign currency exchange rates. These exposures may change over time as business practices evolve, and they could have a material adverse impact on our financial results and cash flows. An increase in the value of the U.S. dollar could increase the real cost to our customers of our products in those markets outside the United States where we often sell in dollars, and a weakened dollar could increase local currency operating costs. In preparing our consolidated financial statements, certain financial information is required to be translated from foreign currencies to the U.S. dollar using either the spot rate or the weighted-average exchange rate. If the U.S. dollar weakens or strengthens relative to applicable local currencies, there is a risk our reported sales, operating expenses, and net income could significantly fluctuate. We are not able to predict the degree of exchange rate fluctuations, nor can we estimate the effect any future fluctuations may have upon our future operations. For example, the exchange rate of the U.S. dollar to foreign currency has strengthened significantly of late, which could make the price of our products and services outside the United States less competitive, reducing our sales and negatively impacting our financial results.

Our ability to compete could be jeopardized if we are unable to protect our intellectual property rights from third-party challenges.

Our success and ability to compete depends upon our ability to protect our proprietary technology that is incorporated into our products. We rely on a combination of patent, copyright, trademark and trade secret laws and restrictions on disclosure to protect our intellectual property rights. Although we have issued patents, we cannot assure that any additional patents will be issued or that the issued patents will not be invalidated. We also enter into confidentiality or license agreements with our employees, consultants and corporate partners, and control access to and distribution of our software, documentation and other proprietary information. Despite these precautions, it may be possible for a third-party to copy or otherwise misappropriate and use our products or technology without authorization, particularly in foreign countries where the laws may not protect our proprietary rights as fully as in the United States. We may need to resort to litigation in the future to enforce our intellectual property rights, to protect our trade secrets or to determine the validity and scope of the proprietary rights of others. If competitors are able to use our technology, our ability to compete effectively could be harmed.

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

If content providers limit the scope of content licensed for use in the digital VOD and OTT market, our business, financial condition and results of operations could be negatively affected because the potential market for our products would be more limited than we currently believe and have communicated to the financial markets.

The success of the multiscreen video market is contingent on content providers permitting their content to be licensed for use in this market. Content providers may, due to concerns regarding either or both marketing and illegal duplication of the content, limit the extent to which they provide content to their subscribers. A limitation of content for the VOD and OTT market would indirectly limit the market for our products which are used in connection with that market.

If we are not able to obtain necessary licenses, services or distribution rights for third-party technology at acceptable prices, or at all, our products could become obsolete or we may not be able to deliver certain product offerings.

We have incorporated third-party licensed technology into our current products and our product lines. From time to time, we may be required to license additional technology or obtain services from third parties to develop new products or product enhancements or to provide specific solutions. Third-party providers may not be available or continue to be available to us on commercially reasonable terms. The inability to maintain or re-license any third-party products required in our current products or to obtain any new third-party licenses and services necessary to develop new products and product enhancements or provide specific solutions could require us to obtain substitute technology of lower quality or performance standards or at greater cost. Such inabilities could delay or prevent us from making these products or services, which could seriously harm the competitiveness of our solutions.

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

We currently compete against large companies offering video software solutions. To the extent the products developed are competitive with and not complementary to our products, they may be more cost effective than our solutions, which could result in cable system operators and telecommunications companies discontinuing their purchases of our on-demand products. Due to the rapidly evolving markets in which we compete, additional competitors with significant market presence and financial resources, such as in-house solutions and online video platforms, may enter those markets, thereby further intensifying competition. Increased competition could result in price reductions, cancellations of purchase orders, losses of business with current customers to competitors, and loss of market share which would adversely affect our business, financial condition and results of operations. Many of our current and potential competitors have greater financial, selling and marketing, technical and other resources than we do. They may be in better position to withstand any significant reduction in capital spending by customers in our markets and may not be as susceptible to downturns in a particular market. Moreover, our competitors may also foresee the course of market developments more accurately than we do. Although we believe that we have certain technological and other advantages over our competitors, realizing and maintaining these advantages will require a continued high level of investment by us in research and product development, marketing and customer service and support. In the future we may not have sufficient resources to continue to make these investments or to make the technological advances necessary to compete successfully with our existing competitors or with new competitors. If we are unable to compete effectively, our business, prospects, financial condition and operating results would be materially adversely affected because of the difference in our operating results from the assumptions on which our business model is based.

If we fail to respond to rapidly changing technologies related to multiscreen video, our business, financial condition and results of operations would be materially adversely affected because the competitive advantage of our products and services relative to those of our competitors would decrease.

The markets for our products are characterized by rapidly changing technology, evolving industry standards and frequent new product introductions and enhancements. Future technological advances in the television and video industries may result in the availability of new products or services that could compete with the solutions provided by us or reduce the cost of existing products or services, any of which could enable our existing or potential customers to fulfill their video needs better and more cost efficiently than with our products. Our future success will depend on our ability to enhance our existing video products, including the development of new applications for our technology, and to develop and introduce new products to meet and adapt to changing customer requirements and emerging technologies such as the OTT market. In the future, we may not be successful in enhancing our video products or developing and marketing new products which satisfy customer needs or achieve market acceptance. In addition, there may be services, products or technologies developed by others that render our products or technologies uncompetitive, unmarketable or obsolete, or announcements of currently planned or other new product offerings either by us or our competitors that cause customers to defer or fail to purchase our existing solutions.

We may not fully realize the benefits of our completed acquisitions or it may take longer than we anticipate for us to achieve those benefits. Future acquisitions may be difficult to integrate, disrupt our business, dilute stockholder value or divert management attention.

As part of our business strategy, we have acquired and may in the future seek to acquire or invest in new businesses, products or technologies that we believe could complement or expand our business, augment our market coverage, enhance our technical capabilities or otherwise offer growth opportunities such as our acquisition of Timeline Labs on February 2, 2015. Acquisitions could create risks for us, including:

•	difficulties in assimilation of acquired personnel, operations, technologies or products which may affect our ability to develop new products and services and compete in our rapidly changing marketplace due to a resulting decrease in the quality of work and innovation of our employees upon which our business is dependent;

•	delays in realizing, or failure to realize, the anticipated benefits of an acquisition;

•	adverse effects on the business relationships with pre-existing suppliers and customers of both companies. This may be of particular importance to our business because we sell our products to a limited number of large customers, we purchase certain components used in manufacturing our products from sole suppliers and we use a limited number of third-party manufacturers to manufacture our product; and

•	uncertainty among current and prospective employees regarding their future roles with our company, which might adversely affect our ability to retain, recruit and motivate key personnel.

Acquisitions or divestitures may adversely affect our financial condition.

We acquired Timeline Labs on February 2, 2015 to supplement and expand our product offerings. In the future, we could acquire additional products, technologies or businesses, or enter into joint venture arrangements, for the purpose of complementing or expanding our business. Negotiation of potential acquisitions, divestitures or joint ventures and our integration or transfer of acquired or divested products, technologies or businesses, could divert management’s time and resources.

As part of our strategy for growth, we may continue to explore acquisitions, divestitures, or strategic alliances, which may not be completed or may not be ultimately beneficial to us.

Acquisitions or divestitures may pose risks to our operations, including:

•	problems and increased costs in connection with the integration or divestiture of the personnel, operations, technologies, or products of the acquired or divested businesses;

•	unanticipated costs;

•	potential disruption of our business and the diversion of management’s attention from our core business during the acquisition process;

•	inability to make planned divestitures of businesses on favorable terms in a timely manner or at all;

•	acquired assets becoming impaired as a result of technical advancements or worse-than-expected performance by the acquired company; and entering markets in which we have no, or limited, prior experience.

Additionally, in connection with any acquisitions or investments we could:

•	issue stock that would dilute our existing stockholders’ ownership percentages, such as we agreed to do with our Timeline Labs acquisition;

•	incur debt and assume liabilities;

•	record contingent liabilities estimated for potential earnouts based on achieving financial targets;

•	obtain financing on unfavorable terms;

•	incur amortization expenses related to acquired intangible assets or incur large and immediate write-offs;

•	incur large expenditures related to office closures of the acquired companies, including costs relating to the termination of employees and facility and leasehold improvement charges resulting from our having to vacate the acquired companies’ premises; and

•	reduce the cash that would otherwise be available to fund operations or for other purposes.

The performance of the companies in which we have made and may in the future make equity investments could have a material adverse effect on our financial condition and results of operations.

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

The telecommunications and television industries are subject to extensive regulation which may limit the growth of our business, both in the United States and other countries. The growth of our business internationally is dependent in part on deregulation of the telecommunications industry abroad, similar to that which has occurred in the United States, and the timing and magnitude of this growth, which is uncertain. Video service providers are subject to extensive government regulation by the Federal Communications Commission and other federal, state and international regulatory agencies. These regulations could have the effect of limiting capital expenditures by video service providers and thus could have a material adverse effect on our business, financial condition and results of operations. The enactment by federal, state or international governments of new laws or regulations, changes in the interpretation of existing regulations or a reversal of the trend toward deregulation in these industries could adversely affect our customers, and thereby materially adversely affect our business, financial condition and results of operations.

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

In September 2013, we received an audit notification from the Internal Revenue Service (“IRS”) requesting materials relating to our 2009 through 2011 federal tax return. As of January 31, 2015, we continue to provide information relating to the audit and have not received or agreed upon any final adjustments from the IRS.

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

Recently reported hacking attacks on government and commercial computer systems raise the risks that such an attack may compromise, in a material respect, one or more of our computer systems and permit hackers access to our proprietary information and data. If such an attack does, in fact, allow access to or theft of our proprietary information or data, our business, operating results and reputation could be materially and adversely affected.

Interruptions or delays in service from our third-party data center hosting facilities could impair the delivery of our service and harm our business.

For our customers buying our SaaS product offering, we use third-party data center hosting facilities located in the United States and the United Kingdom. Any damage to, or failure of, our systems generally could result in interruptions in our service. Interruptions in our service may reduce our revenue, cause us to issue credits or pay penalties, cause customers to terminate their subscriptions and adversely affect our attrition rates and our ability to attract new customers. Our business will also be harmed if our customers and potential customers believe our service is unreliable. We do not control the operation of any of these facilities, and they are vulnerable to damage or interruption from earthquakes, floods, fires, power loss, telecommunications failures and similar events. They may also be subject to break-ins, sabotage, intentional acts of vandalism and similar misconduct. Despite precautions taken at these facilities, the occurrence of a natural disaster or an act of terrorism, a decision to close the facilities without adequate notice or other unanticipated problems at these facilities could result in lengthy interruptions in our service. Even with the disaster recovery arrangements, our service could be interrupted.

We recently implemented a restructuring program, which could have a material negative impact on our business.

To increase strategic focus and operational efficiency, at the end of January 2015, we implemented a restructuring program that will affect approximately 100 full-time positions. We anticipate completing the majority of the activities related to our restructuring program over the next several quarters. We may incur additional restructuring costs or not realize the expected benefits of these new initiatives. Further, we could experience delays, business disruptions, decreased productivity, unanticipated employee turnover and increased litigation related costs in connection with the restructuring and other efficiency improvement activities, and there can be no assurance that our estimates of the savings achievable by the restructuring will be realized. As a result, our restructuring and our related cost reduction activities could have an adverse impact on our financial condition or results of operations.

Our stock price may be volatile and an investment in our stock may decline.

Historically, the market for technology stocks has been extremely volatile. Our common stock has experienced, and may continue to experience, substantial price volatility. The occurrence of any one or more of the factors noted above could cause the market price of our common stock to fluctuate. The stock market in general, and The NASDAQ Global Select Market (“NASDAQ”) and technology companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of such companies. These broad market and industry factors may materially adversely affect the market price of our common stock, regardless of our actual operating performance. In these circumstances, investors may be unable to sell their shares of our common stock at or above their purchase price over the short-term, or at all. In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been instituted against such companies.

Securities analysts may not publish favorable research or reports about our business or may publish no information which could cause our stock price or trading volume to decline.

The trading market for our common stock is influenced by the research and reports industry or financial analysts publish about us and our business. We do not control these analysts. If any of the analysts who cover us issue an adverse opinion regarding our stock price, our stock price would likely decline. If one or more of these analysts cease coverage of our company or fail to regularly publish reports covering us, we could lose visibility in the market, which in turn could cause our stock price or trade volume to decline.

We utilize non-GAAP reporting in our quarterly earnings press releases.

We publish non-GAAP financial measures in our quarterly earnings press releases along with a reconciliation of non-GAAP financial measures to those measures compiled in accordance with accounting principles generally accepted in the U.S. GAAP. The reconciling items have adjusted U.S. GAAP net (loss) income and U.S. GAAP (loss) earnings per share for certain non-cash, non-operating or non-recurring items and are described in detail in each such quarterly earnings press release. We believe that this presentation may be more meaningful to investors in analyzing the results of operations and income generation as this is how our business is managed. The market price of our stock may fluctuate based on future non-GAAP results if investors base their investment decisions upon such non-GAAP financial measures. If we decide to curtail use of non-GAAP financial measures in our quarterly earnings press releases, the market price of our stock could be affected if investors analyze our performance in a different manner.

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

We rely on a limited number of third parties who manufacture certain components used in our products. We may experience quality control problems, where products did not meet specifications or were damaged in shipping, and delays in the receipt of these components. These risks could be heightened during a substantial economic slowdown or if a sole supplier were adversely affected by a natural disaster because our suppliers are more likely to experience adverse changes in their financial condition and operations during such a period. While we believe that there are alternative suppliers available for these components, we believe that the procurement of these components from alternative suppliers could take a significant amount of time. In addition, these alternative components may not be functionally equivalent or may be unavailable on a timely basis or on similar terms. The inability to obtain sufficient key components as required, or to develop alternative sources if and as required in the future, could result in delays or reductions in product shipments which, in turn, could have a material adverse effect on our business, financial condition and results of operations. While to date there has been suitable third-party manufacturing capacity readily available at acceptable quality levels, in the future there may not be manufacturers that are able to meet our future volume or quality requirements at a price that is favorable to us. Any financial, operational, production or quality assurance difficulties experienced by these third-party manufacturers that result in a reduction or interruption in supply to us could have a material adverse effect on our business, financial condition and results of operations.

Regulations related to conflict minerals could adversely impact our business.

The Dodd-Frank Wall Street Reform and Consumer Protection Act contains provisions to improve transparency and accountability concerning the supply of certain minerals, known as conflict minerals. As a result, the SEC adopted annual disclosure and reporting requirements for those companies who use conflict minerals mined from the DRC and adjoining countries in their products. These regulations may require due diligence efforts by the Company each year with disclosure requirements due annually on May 31st. There are costs associated with complying with these disclosure requirements, including due diligence to determine the sources of conflict minerals used in our products and other potential changes to products, processes or sources of supply as a consequence of such verification activities. Even though we are not aware of any conflict minerals in our products, the implementation of these rules could adversely affect the sourcing, supply and pricing of materials used in our products in the future. As there may be only a limited number of suppliers offering “conflict free” conflict minerals, we cannot be sure that we will be able to obtain necessary materials from such suppliers in sufficient quantities or at competitive prices. Also, we may face adverse effects to our reputation if we determine that certain of our products contain minerals not determined to be conflict free or if we are unable to sufficiently verify the origins for all conflict minerals used in our products through the procedures we may implement.

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

The Financial Accounting Standards Board (“FASB”) issued a new accounting standard for revenue recognition in May 2014—Accounting Standards Update No. (“ASU”) 2014-09, “Revenue from Contracts with Customers (Topic 606)”—that supersedes nearly all existing U.S. GAAP revenue recognition guidance. Although we are currently in the process of evaluating the impact of ASU 2014-09 on our consolidated financial statements, it is likely to change the way we account for certain of our sales transactions in fiscal 2018, the first year that such new rules will be effective for us. Adoption of the standard could have a significant impact on our financial statements and may retroactively affect the accounting treatment of transactions completed before adoption.

Item 1B. UNRESOLVED STAFF COMMENTS

None.

Item 2. PROPERTIES

Location	Principal Use	Square Feet
Owned Facilities
Acton, Massachusetts	Corporate Headquarters, Engineering, Customer Services, Manufacturing, Marketing and Human Resources	120,000

Greenville, New Hampshire	Subleased	24,000

Leased Facilities
Eindhoven, The Netherlands	Engineering, Sales and Customer Services	20,553

Milpitas, California	Engineering	20,155

Manila, Philippines	Engineering and Customer Services	14,175

Portland, Oregon	Engineering	9,557

In addition, we lease offices in Ft. Washington, Pennsylvania, Ireland, India and Turkey. We believe that existing facilities are adequate to meet our foreseeable requirements.

Item 3. LEGAL PROCEEDINGS

We enter into agreements in the ordinary course of business with customers, resellers, distributors, integrators and suppliers. Most of these agreements require us to defend and/or indemnify the other party against intellectual property infringement claims brought by a third party with respect to our products. From time to time, we also indemnify customers and business partners for damages, losses and liabilities they may suffer or incur relating to personal injury, personal property damage, product liability, and environmental claims relating to the use of our products and services or resulting from the acts or omissions of us, our employees, authorized agents or subcontractors. From time to time, we have received requests from customers for indemnification of patent litigation claims. Management cannot reasonably estimate any potential losses, but these claims could result in material liability for us.

Item 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market for Registrant’s Common Equity

Our common stock is traded on NASDAQ under the symbol “SEAC”.

The following table sets forth the quarterly high and low closing sales prices per share reported on NASDAQ for our last two fiscal years ended January 31, 2015 and 2014.

	Fiscal Year 2015		Fiscal Year 2014
	High	Low	High	Low
Three Month Period Ended:
First Quarter	$12.27	$9.26	$12.08	$10.50
Second Quarter	9.71	7.49	12.58	10.51
Third Quarter	7.97	6.48	15.12	9.97
Fourth Quarter	7.45	5.43	14.86	11.11

On April 2, 2015, there were 149 holders of record.

We have never declared or paid any cash dividends on our common stock, since inception, and do not expect to pay cash dividends on our common stock in the foreseeable future. We currently intend to retain all of our future earnings for use in operations and to finance the expansion of our business.

Issuer Purchases of Equity Securities

Stock Repurchase Plans

On September 4, 2013, our Board of Directors authorized the repurchase of up to $25.0 million of our common stock through a share repurchase program which would have terminated on January 31, 2015. On May 31, 2014, this program was amended to increase the authorized repurchase amount to $40.0 million and extend the termination date to April 30, 2015. Under the program, we are authorized to repurchase shares through Rule 10b5-1 plans, open market purchases, privately negotiated transactions, block purchases or otherwise in accordance with applicable federal securities laws, including Rule 10b-18 of the Securities Exchange Act of 1934. This share repurchase program does not obligate us to acquire any specific number of shares and may be suspended or discontinued at any time. All repurchases are expected to be funded from our current cash and investment balances. The timing and amount of shares to be repurchased will be based on market conditions and other factors, including price, corporate and regulatory requirements, and alternative investment opportunities. Any shares repurchased by us under the share repurchase program will reduce the number of shares outstanding. Pursuant to the share repurchase program, we executed a Rule 10b5-1 plan in June 2014 to repurchase shares. We used $5.5 million of cash in connection with the repurchase of 591,520 shares of our common stock (an average price of $9.31 per share) in fiscal 2015. As of January 31, 2015, $34.5 million remained available for repurchase under the existing share repurchase authorization.

Stock Performance Graph

The following graph compares the change in the cumulative total stockholder return on SeaChange’s common stock during the period from the close of trading on January 31, 2010 through January 31, 2015, with the cumulative total return on the Center for Research in Securities Prices (“CRSP”) Index for NASDAQ (U.S. Companies) and a SIC Code Index based on SeaChange’s SIC Code. The comparison assumes $100 was invested on January 29, 2010 in SeaChange’s common stock at the $6.47 closing price on January 29, 2010 and in each of the foregoing indices and assumes reinvestment of dividends, if any.

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

Notes:

(1)	The lines represent monthly index levels derived from compounded daily returns that include all dividends.
(2)	If the monthly interval, based on the fiscal year end, is not a trading day, the preceding trading day is used.
(3)	The index level for all series was set to 100 on January 31, 2010.

Item 6. SELECTED FINANCIAL DATA

Our selected financial data below should be read in conjunction with our audited, consolidated financial statements and related notes contained in Part II, Item 8., “Financial Statements and Supplementary Data,” of this Form 10-K. For all periods presented, this selected financial data have been adjusted to reflect the businesses divested as discontinued operations.

CONSOLIDATED STATEMENTS OF OPERATIONS DATA

	For the Fiscal Years Ended January 31,
	2015	2014	2013	2012	2011
	(Amounts in thousands, except per share data)
Product revenue	$31,507	$54,749	$64,274	$73,157	$82,155
Service revenue	83,928	91,570	92,914	91,635	91,500

Total revenues	115,435	146,319	157,188	164,792	173,655
Total operating costs and expenses	(141,888)	(147,948)	(162,534)	(166,462)	(171,669)
Other (expense) income, net	(2,161)	(224)	(86)	6	(880)
(Loss) gain on sale of investment in affiliates	—	(363)	885	—	27,071

(Loss) income before income taxes and equity income in earnings of affiliates	(28,614)	(2,216)	(4,547)	(1,664)	28,177
Income tax (benefit) provision	(1,106)	55	(1,555)	1,881	(2,227)
Equity income in earnings of affiliates, net of tax	19	44	193	142	167

Net (loss) income from continuing operations	(27,489)	(2,227)	(2,799)	(3,403)	30,571
Loss on sale of discontinued operations	—	—	(14,073)	—	—
Income (loss) from discontinued operations, net	5	(803)	(2,293)	(611)	(1,103)

Net (loss) income	$(27,484)	$(3,030)	$(19,165)	$(4,014)	$29,468

(Loss) earnings per share:
Basic	$(0.84)	$(0.09)	$(0.59)	$(0.13)	$0.94
Diluted	$(0.84)	$(0.09)	$(0.59)	$(0.13)	$0.92
(Loss) earnings per share from continuing operations:
Basic	$(0.84)	$(0.07)	$(0.09)	$(0.11)	$0.98
Diluted	$(0.84)	$(0.07)	$(0.09)	$(0.11)	$0.96
Income (loss) per share from discontinued operations:
Basic	$0.00	$(0.02)	$(0.50)	$(0.02)	$(0.04)
Diluted	$0.00	$(0.02)	$(0.50)	$(0.02)	$(0.04)

CONSOLIDATED BALANCE SHEET DATA

	As of January 31,
	2015	2014	2013	2012	2011
	(Amounts in thousands)
Working capital	$101,014	$125,875	$116,922	$103,290	$92,846
Total assets	212,351	254,113	264,676	298,852	305,191
Deferred revenue	19,088	25,628	30,603	35,735	39,783
Long-term liabilities	6,266	6,670	7,815	21,685	27,275
Total liabilities	41,300	49,672	62,475	87,914	96,049
Total stockholders’ equity	171,051	204,441	202,201	210,938	209,142

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (“MD&A”)

The following discussion should be read in conjunction with our consolidated financial statements and accompanying notes included in this Form 10-K. When reviewing the discussion, you should keep in mind the substantial risks and uncertainties that characterize our business. In particular, we encourage you to review the risk and uncertainties described under Item 1A., “Risk Factors,” of this Form 10-K. These risks and uncertainties could cause actual results to differ materially from those forecasted in forward-looking statements or implied by past results and trends. Forward-looking statements are statements that attempt to project or anticipate future developments in our business; we encourage you to review the discussion of forward-looking statements under “Cautionary Statement for Purposes of the “Safe Harbor” Provisions of the Private Securities Litigation Reform Act of 1995,” at the beginning of this report. These statements, like all statements in this report, speak only as of the date of this report (unless another date is indicated), and we undertake no obligation to update or revise the statements in light of future developments. Unless otherwise specified, any reference to a “year” is to a fiscal year ended January 31st.

Business Overview

We are an industry leader in the delivery of multiscreen video headquartered in Acton, Massachusetts. Our products and services facilitate the aggregation, licensing, management and distribution of video and advertising content for cable television system operators, telecommunications and media companies (television networks, movie studios and broadcasters). We currently operate under one reporting segment.

In fiscal 2016, we expect to continue addressing what we see as the continuing rise of over-the-top (“OTT”) services by such companies as Netflix, Hulu and Amazon and by media companies such as HBO, CBS and BBC. This rise of OTT video services in the United States has increased the demand for multiscreen capabilities on a range of consumer devices operating on cloud-based platforms. We have been increasing our strategic investments in research and development related to our cloud-based offerings, as well as in sales and marketing as we work to increase our go-to-market efforts in this area.

We plan to invest in Rave, our cloud-based SaaS offering, which permits service providers and media companies to offer features and functions through a service hosted and managed by SeaChange, reducing cost and increasing speed and ease of use for end-users. We believe that delivering innovative solutions to both our existing customer base and to content owners that are looking to provide OTT services, we can meet their growing needs and help them get to market faster that will help them drive new revenue growth. Recognizing the importance of OTT, we have architected our cloud solutions and products to make integrating with existing networks simple and a core competency of our platform. We have optimized our software solutions to serve a wide range of consumer devices.

We expect that revenue from our next generation products will continue to grow during fiscal 2016. This is driven by increasing market acceptance of both Adrenalin and Nucleus. We believe that we have the opportunity for continued revenue growth by expanding our selling efforts in new geographic areas such as Asia Pacific and Latin America. We also believe that our existing service operator customers will need to upgrade to the next generation product to enable the capacity to increase average revenue per subscriber, reduce operating and capital expenses, and lower customer churn. During fiscal 2015, we continued to generate new design wins driven by growth of Adrenalin and market introduction of our Nucleus product. We also achieved our first win with a media company for an OTT solution that will be deployed in fiscal 2016 and several service providers have entered into trials of our Rave product.

On February 2, 2015, we acquired Timeline Labs, a California-based software-as-a-service (“SaaS”) company that enables local broadcasters, national news organizations and other media companies and brands to analyze social media messages in real-time, find and broadcast social trends, and measure viewing audience engagements across television, mobile and personal computers.

We continue to experience fluctuations in our revenues from period to period due to the following factors:

•	Budgetary approvals by our customers for capital purchases;

•	The ability of our customers to process the purchase order within their organization in a timely manner;

•	The time required to deliver and install the product and for the customer to accept the product and services;

•	Declines in sales of legacy products; and

•	Uncertainty caused by potential consolidation in the industry.

In addition, many customers may delay or reduce capital expenditures. This, together with other factors, could result in the reductions in sales of our products, longer sales cycles, difficulties in collection of accounts receivable, a longer period of time before we may recognize revenue attributable to a sale, excess and obsolete inventory, gross margin deterioration, slower adoption of new technologies, the transition to SaaS, and increased price competition.

In January 2015, we initiated a global restructuring plan to streamline our activities, primarily from an employee headcount reduction of 10%, now that our next generation software products have been brought to market and are being deployed around the globe. The reduction in workforce was implemented immediately in the United States and, to comply with non-U.S. legal requirements, will be implemented on an international basis over the next several quarters. Once fully implemented, we expect this initiative to yield approximately $11 million in annualized cost savings.

Results of Operations

The following discussion summarizes the key factors our management believes are necessary for an understanding of our consolidated financial statements.

Revenues

The components of our total revenues are described in the following table:

	For the Fiscal Years Ended January 31,			FY15 vs. FY14			FY14 vs. FY13
	2015	2014	2013	$ Change	% Change		$ Change	% Change
	(Amounts in thousands, except for percentage data)
Software Revenues:
Products	$31,507	$54,749	$64,274	$(23,242)	(42.5%	)	$(9,525)	(14.8%	)
Services	83,928	91,570	92,914	(7,642)	(8.3%	)	(1,344)	(1.4%	)

Total revenues	115,435	146,319	157,188	(30,884)	(21.1%	)	(10,869)	(6.9%	)

Cost of product revenues	9,915	11,795	19,826	(1,880)	(15.9%	)	(8,031)	(40.5%	)
Cost of service revenues	48,413	55,325	52,319	(6,912)	(12.5%	)	3,006	5.7%
Inventory write-down	—	—	1,752	—	N/A		(1,752)	(100.0%	)

Total cost of revenues	58,328	67,120	73,897	(8,792)	(13.1%	)	(6,777)	(9.2%	)

Gross profit	$57,107	$79,199	$83,291	$(22,092)	(27.9%	)	$(4,092)	(4.9%	)

Gross product profit margin	68.5%	78.5%	69.2%		(10.0%	)		9.3%
Gross service profit margin	42.3%	39.6%	43.7%		2.7%			(4.1%	)
Gross profit margin	49.5%	54.1%	53.0%		(4.6%	)		1.1%

Fiscal 2015 As Compared to Fiscal 2014

Product Revenue. Product revenue in fiscal 2015 decreased $23.2 million, or 43%, as compared to fiscal 2014 due primarily to:

•	a $14.0 million decrease in our legacy middleware product line;

•	a $6.6 million decrease in revenue from our multiscreen video platform primarily in Europe and South America; and

•	a $2.6 million decrease primarily related to lower revenue from our legacy VOD backoffice products.

The $16.6 million decline in revenue from legacy products is consistent with our expectations for fiscal 2015. We expect revenues from our legacy products to continue to decrease in fiscal 2016. The decline in revenue from legacy products will be offset by an increase in our next generation product revenue.

Service Revenue. Service revenue decreased $7.6 million, or 8%, for fiscal 2015, when compared to fiscal 2014, primarily due to lower video gateway service revenue and lower installation revenues due to lower product revenues.

For fiscal 2015, two customers each accounted for more than 10%, and collectively accounted for 32% of our total revenues. For fiscal 2014, three customers each accounted for more than 10%, and collectively accounted for 49% of our total revenues. We believe that a significant amount of our revenues will continue to be derived from a limited number of customers.

International revenues accounted for approximately 48%, or $55.6 million, and 54%, or $79.4 million, of total revenues in fiscal 2015 and 2014, respectively. The strengthening of the U.S. dollar against the Euro adversely impacted revenue by approximately $1.9 million in fiscal 2015. Since January 31, 2015, the U.S. dollar has continued to strengthen against the Euro, therefore, we expect that revenue will continue to be impacted next fiscal year as international revenues remain a significant portion of our business.

Gross Profit and Margin. Cost of product revenues consists primarily of the cost of resold third-party products and services, purchased components and subassemblies, labor and overhead relating to the assembly and testing of complete systems and costs related to customized software development contracts.

Our gross profit margin decreased approximately five percentage points for fiscal 2015, as compared to fiscal 2014. This decrease in gross profit margin was primarily due to a 10 percentage point decrease in gross product profit margin to 69% for fiscal 2015, primarily due to lower legacy middleware revenue, which carried high margins, offset by a three percentage point increase in gross service profit margin to 42% for fiscal 2015, compared to fiscal 2014, primarily due to a mix of lower video gateway service revenue, as mentioned above, which carry lower margins due to the customer-specific requirements.

Fiscal 2014 As Compared to Fiscal 2013

Product Revenue. Product revenue decreased $9.5 million, or 15%, for fiscal 2014 as compared to fiscal 2013 due primarily to:

•	a $13.3 million decrease in our revenues from legacy products, primarily in our advertising sales to our North American customers and VOD server product lines primarily to South American customers; and

•	$3.1 million in lower video gateway license revenues due to a significant licensing transaction with a customer in Europe during fiscal 2013; offset by

•	a $3.0 million increase in revenues from our legacy middleware product line; and

•	a $3.9 million increase in revenues from our multiscreen video platform sales to large North American customers.

Service Revenue. Service revenue for fiscal 2014 decreased $1.3 million as compared to fiscal 2013. This is primarily related to a $2.5 million decrease in our legacy middleware service revenues as a result of a fiscal 2013 amendment with a European customer which resulted in a higher portion of revenue to be recognized as product revenue in fiscal 2014. This decrease was partially offset by higher customization service revenues primarily for our next generation multiscreen platform products.

Gross Profit and Margin. Our gross profit margin increased one percentage point for fiscal year ended January 31, 2014, as compared to fiscal 2013, net of the inventory write-down recorded during the second quarter of fiscal 2013.

This is primarily due to the following:

•	A four percentage point decrease in gross service profit margin to 40% for fiscal 2014, compared to fiscal 2013, primarily due to the mix of higher customized development revenues which typically carry lower margins due to higher costs of research and development personnel; offset by

•	A nine percentage point increase in gross product profit margin to 79% for fiscal 2014, primarily due to a mix of higher software licensing revenues and lower VOD server revenues, which typically carry lower margins.

Operating Expenses

Research and Development

The following table provides information regarding the change in research and development expenses during the periods presented:

	For the Fiscal Years Ended January 31,			FY15 vs. FY14		FY14 vs. FY13
	2015	2014	2013	$ Change	% Change	$ Change	% Change
	(Amounts in thousands, except for percentage data)
Research and development expenses	$42,169	$39,657	$38,667	$2,512	6.3%	$990	2.6%
% of total revenue	36.5%	27.1%	24.6%

Fiscal 2015 As Compared to Fiscal 2014

Research and development expenses consist primarily of employee costs, which include salaries, benefits and related payroll taxes, depreciation of development and test equipment and an allocation of related facility expenses. Research and development costs increased $2.5 million in fiscal 2015 as compared to fiscal 2014. The increase is related to our investment in our video gateway software product, Nucleus, and our cloud-based platform, Rave.

Fiscal 2014 As Compared to Fiscal 2013

During fiscal 2014, our total research and development expenses increased $1.0 million, or 3%, as compared to fiscal 2013, due primarily to an increase in outside contract labor costs as we continue to focus our investment in research and development related to our next generation product offerings.

Selling and Marketing

The following table provides information regarding the change in selling and marketing expenses during the periods presented:

	For the Fiscal Years Ended January 31,			FY15 vs. FY14		FY14 vs. FY13
	2015	2014	2013	$ Change	% Change	$ Change	% Change
	(Amounts in thousands, except for percentage data)
Selling and marketing expenses	$13,920	$15,018	$15,398	$(1,098)	(7.3%)	$(380)	(2.5%)
% of total revenue	12.1%	10.3%	9.8%

Fiscal 2015 As Compared to Fiscal 2014

Selling and marketing expenses consist primarily of payroll costs, which include salaries and related payroll taxes, benefits and commissions, travel expenses and certain promotional expenses. Selling and marketing expenses decreased $1.1 million, or 7%, in fiscal 2015 when compared to fiscal 2014. This reduction was primarily related to lower employee related costs due to a reduction in headcount, and to lower commissions resulting from lower revenues.

Fiscal 2014 As Compared to Fiscal 2013

Selling and marketing expenses decreased $0.4 million, or 3%, in fiscal 2014, when compared to fiscal 2013 due to lower commission expense resulting from lower revenues and a reduction in headcount compared to the prior fiscal year.

General and Administrative

The following table provides information regarding the change in general and administrative expenses during the periods presented:

	For the Fiscal Years Ended January 31,			FY15 vs. FY14		FY14 vs. FY13
	2015	2014	2013	$ Change	% Change	$ Change	% Change
	(Amounts in thousands, except for percentage data)
General and administrative expenses	$16,014	$17,618	$17,674	$(1,604)	(9.1%)	$(56)	(0.3%)
% of total revenue	13.9%	12.0%	11.2%

Fiscal 2015 As Compared to Fiscal 2014

General and administrative expenses consist primarily of employee costs, which include salaries and related payroll taxes and benefit-related costs, legal and accounting services and an allocation of related facilities expenses. General and administrative expenses decreased $1.6 million, or 9%, in fiscal 2015, as compared to fiscal 2014, primarily due to a decrease in employee costs from a lower headcount year over year.

Fiscal 2014 As Compared to Fiscal 2013

General and administrative expenses remained relatively stable during fiscal 2014, as compared to fiscal 2013.

Amortization of Intangible Assets

The following table provides information regarding the change in amortization of intangible assets during the periods presented:

	For the Fiscal Years Ended January 31,			FY15 vs. FY14		FY14 vs. FY13
	2015	2014	2013	$ Change	% Change	$ Change	% Change
	(Amounts in thousands, except for percentage data)
Amortization of intangible assets.	$5,154	$4,630	$6,395	$524	11.3%	$(1,765)	(27.6%)
% of total revenue	4.5%	3.2%	4.1%

Amortization expense is primarily related to the costs of acquired intangible assets. Amortization is also based on the future economic value of the related intangible assets which is generally higher in the earlier years of the assets’ lives.

Stock-based Compensation Expense

The following table provides information regarding the change in stock-based compensation expense during the periods presented:

	For the Fiscal Years Ended January 31,			FY15 vs. FY14		FY14 vs. FY13
	2015	2014	2013	$ Change	% Change	$ Change	% Change
	(Amounts in thousands, except for percentage data)
Stock-based compensation expense	$3,220	$2,959	$5,929	$261	8.8%	$(2,970)	(50.1%)
% of total revenue	2.8%	2.0%	3.8%

Fiscal 2015 As Compared to Fiscal 2014

Stock-based compensation expense is primarily due to the issuance of stock grants to our employees, executives and members of our Board of Directors. Stock-based compensation expense increased $0.3 million during fiscal 2015 as compared to fiscal 2014 related to additional stock compensation expense recorded as a result of our separation agreement with the former Chief Executive Officer (“CEO”) and the hiring of our new CEO.

Fiscal 2014 As Compared to Fiscal 2013

Stock-based compensation expense decreased $3.0 million during fiscal 2014, as compared to fiscal 2013 primarily due to higher stock-based compensation related to the performance-based stock compensation granted to our now former CEO, who was appointed to his permanent position on May 1, 2012.

Earn-outs and Change in Fair Value of Earn-outs

The following table provides information regarding the change in earn-outs and change in fair value of earn-out expenses during the periods presented:

	For the Fiscal Years Ended January 31,			FY15 vs. FY14		FY14 vs. FY13
	2015	2014	2013	$ Change	% Change	$ Change	% Change
	(Amounts in thousands, except for percentage data)
Earn-outs and change in fair value of earn-outs	$—	$(60)	$2,435	$60	(100.0%)	$(2,495)	>(100%	)
% of total revenue	0.0%	0.0%	1.5%

During fiscal 2013 we incurred $2.4 million of earn-out expenses for payments made in connection with certain of our acquisitions in accordance with the respective earn-out criteria being met.

Professional Fees—Other

The following table provides information regarding the change in professional fees expenses associated with acquisitions, divestitures, litigation and strategic alternatives during the periods presented:

	For the Fiscal Years Ended January 31,			FY15 vs. FY14		FY14 vs. FY13
	2015	2014	2013	$ Change	% Change	$ Change		% Change
	(Amounts in thousands, except for percentage data)
Professional fees—other	$671	$1,614	$1,619	$(943)	(58.4%)		$(5)	(0.3%)
% of total revenue	0.6%	1.1%	1.0%

Professional fees in fiscal 2015 decreased $0.9 million when compared to fiscal 2014 primarily due to a decrease in costs related to patent litigation and remained relatively stable in fiscal 2014 when compared to fiscal 2013.

Severance and Other Restructuring Expenses

The following table provides information regarding the change in severance and other restructuring expenses during the periods presented:

	For the Fiscal Years Ended January 31,			FY15 vs. FY14		FY14 vs. FY13
	2015	2014	2013	$ Change	% Change	$ Change	% Change
	(Amounts in thousands, except for percentage data)
Severance and other restructuring expenses	$3,623	$911	$3,106	$2,712	>100%	$(2,195)	(70.7%)
% of total revenue	3.1%	0.6%	2.0%

Fiscal 2015 As Compared to Fiscal 2014

Severance and other restructuring costs increased $2.7 million in fiscal 2015, as compared to fiscal 2014, primarily due to the separation agreement with our former CEO and a reduction in workforce during fiscal 2015.

Fiscal 2014 As Compared to Fiscal 2013

For fiscal 2014, we incurred severance charges of $0.9 million related to a reduction in force during the fiscal year, compared to $1.9 million in severance charges during fiscal 2013. In addition, fiscal 2013 included a $0.8 million leasehold improvement charge for the reduction of space and certain fixed assets in our leased facility in the Philippines, and $0.4 million of other restructuring charges.

Other (Expense) Income, Net

The table below provides detail regarding our other (expense) income, net:

	For the Fiscal Years Ended January 31,			FY15 vs. FY14			FY14 vs. FY13
	2015	2014	2013	$ Change	% Change		$ Change	% Change
	(Amounts in thousands, except for percentage data)
(Loss) gain on sale of investment in affiliates	$—	$(363)	$885	$363	(100.0%	)	$(1,248)	>(100%	)
Interest income, net	211	251	26	(40)	(15.9%	)	225	>100%
Foreign exchange loss	(2,348)	(367)	(23)	(1,981)	>100%		(344)	>(100%	)
Miscellaneous expense	(24)	(108)	(89)	84	(77.8%	)	(19)	21.3%

	$(2,161)	$(587)	$799	$(1,574)			$(1,386)

Foreign exchange loss

During fiscal 2015, loss on foreign exchange increased $2.0 million due to the increased strength of the U.S. Dollar compared to other foreign currencies, primarily the Euro.

(Loss) gain on sale of investment in affiliates

During fiscal 2014, we recorded a loss of $0.4 million on the sale of an investment in affiliates during the second quarter. This is compared to a $0.9 million gain on sale of an equity investment recorded in fiscal 2013.

Income Tax (Benefit) Provision

	For the Fiscal Years Ended January 31,			FY15 vs. FY14		FY14 vs. FY13
	2015	2014	2013	$ Change	% Change	$ Change	% Change
	(Amounts in thousands, except for percentage data)
Income tax (benefit) provision	$(1,106)	$55	$(1,555)	$(1,161)	>(100%)	$1,610	>100%
% of total revenue	(1.0%)	0.0%	(1.0%)

Fiscal 2015 As Compared to Fiscal 2014

We recorded an income tax benefit from continuing operations of $1.1 million in fiscal 2015. Our effective tax rate is lower than the U.S. federal statutory rate as we did not record tax benefits on our year-to-date losses in certain jurisdictions, including the United States, where we continue to maintain a full valuation allowance against deferred tax assets. Additionally, the rate is impacted by the geographic jurisdiction in which the worldwide income or loss will be incurred, resulting in the difference between the federal statutory rate of 35% and the forecasted effective tax rate. The tax benefit includes the reversal of tax reserves for uncertain tax positions due to the expiration of the statute of limitations. The statute of limitations varies in each jurisdiction we operate in. In any given year, a jurisdiction’s statute of limitations may lapse without examination and any tax reserves for uncertain tax positions recorded in a corresponding year will result in the reduction of the liability for unrecognized tax benefits for that year.

Our effective tax rate may fluctuate on a quarterly basis as a result of changes in the valuation of our deferred tax assets, changes in actual results versus our estimates, or changes in tax laws, regulations, accounting principles, or interpretations thereof. We regularly review our tax positions in each significant taxing jurisdiction in the process of evaluating our unrecognized tax benefits. We make adjustments to our unrecognized tax benefits when: i) facts and circumstance regarding a tax position change, causing a change in management’s judgment regarding that tax position; ii) a tax position is effectively settled with a tax authority; and/or iii) the statute of limitations expires regarding a tax position.

We continue to maintain a valuation allowance against deferred tax assets where realization is not certain. We periodically evaluate the likelihood of the realization of deferred tax assets and reduce the carrying amount of these deferred tax assets by a valuation allowance to the extent we believe a portion will not be realized.

Fiscal 2014 As Compared to Fiscal 2013

For fiscal 2014, we recorded an income tax provision of $0.1 million primarily due to state income taxes.

Non-GAAP Measures

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

The following table includes the reconciliations of our U.S. GAAP (loss) income from operations, the most directly comparable U.S. GAAP financial measure, to our non-GAAP (loss) income from operations and the reconciliation of our U.S. GAAP (loss) income from operations to our adjusted EBITDA for fiscal 2015, 2014 and 2013 (amounts in thousands, except per share and percentage data):

	For the Fiscal Year Ended January 31, 2015			For the Fiscal Year Ended January 31, 2014			For the Fiscal Year Ended January 31, 2013
	GAAP As Reported	Adjustments	Non-GAAP	GAAP As Reported	Adjustments	Non-GAAP	GAAP As Reported	Adjustments	Non-GAAP
Revenues:
Products	$31,507	$—	$31,507	$54,749	$—	$54,749	$64,274	$—	$64,274
Services	83,928	—	83,928	91,570	—	91,570	92,914	—	92,914

Total revenues	115,435	—	115,435	146,319	—	146,319	157,188	—	157,188

Cost of revenues:
Products	8,845	—	8,845	10,526	—	10,526	17,397	—	17,397
Services	48,272	—	48,272	55,075	—	55,075	52,162	—	52,162
Amortization of intangible assets	1,070	(1,070)	—	1,269	(1,269)	—	2,429	(2,429)	—
Stock-based compensation	141	(141)	—	250	(250)	—	157	(157)	—
Inventory write-down	—	—	—	—	—	—	1,752	(1,752)	—

Total cost of revenues	58,328	(1,211)	57,117	67,120	(1,519)	65,601	73,897	(4,338)	69,559

Gross profit	57,107	1,211	58,318	79,199	1,519	80,718	83,291	4,338	87,629

Gross profit percentage	49.5%	1.0%	50.5%	54.1%	1.0%	55.2%	53.0%	2.8%	55.7%
Operating expenses:
Research and development	42,169	—	42,169	39,657	—	39,657	38,667	—	38,667
Selling and marketing	13,920	—	13,920	15,018	—	15,018	15,398	—	15,398
General and administrative	16,014	—	16,014	17,618	—	17,618	17,674	—	17,674
Amortization of intangible assets	4,084	(4,084)	—	3,361	(3,361)	—	3,966	(3,966)	—
Stock-based compensation expense	3,079	(3,079)	—	2,709	(2,709)	—	5,772	(5,772)	—
Earn-outs and change in fair value of earn-outs	—	—	—	(60)	60	—	2,435	(2,435)	—
Professional fees—other	671	(671)	—	1,614	(1,614)	—	1,619	(1,619)	—
Severance and other restructuring costs	3,623	(3,623)	—	911	(911)	—	3,106	(3,106)	—

Total operating expenses	83,560	(11,457)	72,103	80,828	(8,535)	72,293	88,637	(16,898)	71,739

(Loss) income from operations	$(26,453)	$12,668	$(13,785)	$(1,629)	$10,054	$8,425	$(5,346)	$21,236	$15,890

(Loss) income from operations percentage	(22.9%)	11.0%	(11.9%)	(1.1%)	6.9%	5.8%	(3.4%)	13.5%	10.1%
Weighted average common shares outstanding:
Basic	32,772	32,772	32,772	32,718	32,718	32,718	32,494	32,093	32,494

Diluted	32,772	33,004	32,772	32,718	33,572	33,572	32,494	32,989	32,989

Non-GAAP operating (loss) income per share:
Basic	$(0.81)	$0.39	$(0.42)	$(0.05)	$0.31	$0.26	$(0.16)	$0.65	$0.49

Diluted	$(0.81)	$0.39	$(0.42)	$(0.05)	$0.30	$0.25	$(0.16)	$0.64	$0.48

Adjusted EBITDA:

Loss from operations			$(26,453)			$(1,629)			$(5,346)
Depreciation expense			3,683			4,389			4,671
Amortization of intangible assets			5,154			4,630			6,395
Stock-based compensation expense			3,220			2,959			5,929
Earn-outs and changes in fair value			—			(60)			2,435
Professional fees—other			671			1,614			1,619
Inventory write-down			—			—			1,752
Severance and other restructuring			3,623			911			3,106

Adjusted EBITDA			$(10,102)			$12,814			$20,561

Adjusted EBITDA %			(8.8%)			8.8%			13.1%

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

Liquidity and Capital Resources

The following table includes key line items of our consolidated statements of cash flows:

	For the Fiscal Years Ended January 31,			FY15 vs FY14 $ Change	FY14 vs FY13 $ Change
	2015	2014	2013
	(Amounts in thousands)
Total cash (used in) provided by operating activities	$(13,339)	$7,364	$17,357	$(20,703)	$(9,993)
Total cash (used in) provided by investing activities	(8,156)	520	12,994	(8,676)	(12,474)
Total cash (used in) provided by financing activities	(5,504)	1,058	(4,009)	(6,562)	5,067
Effect of exchange rate changes on cash	1,284	71	(206)	1,213	277

Net (decrease) increase in cash	$(25,715)	$9,013	$26,136	$(34,728)	$(17,123)

Historically, we have financed our operations and capital expenditures primarily with cash on-hand. Cash and cash equivalents, restricted cash and marketable securities decreased from $128.1 million at January 31, 2014 to $105.4 million at January 31, 2015.

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

Operating Activities

Below are key line items affecting cash from operating activities:

	For the Fiscal Years Ended January 31,			FY15 vs FY14 $ Change	FY14 vs FY13 $ Change
	2015	2014	2013
	(Amounts in thousands)
Net loss from continuing operations	$(27,489)	$(2,227)	$(2,799)	$(25,262)	$572
Adjustments to reconcile net loss to cash (used in) provided by operating activities	12,197	12,092	19,459	105	(7,367)

Net (loss) income including adjustments	(15,292)	9,865	16,660	(25,157)	(6,795)
Decrease in accounts receivables	1,574	169	6,313	1,405	(6,144)
Decrease (increase) in prepaid expenses and other current assets	1,570	6,724	(5,045)	(5,154)	11,769
Increase (decrease) in accrued expenses	1,650	(3,146)	1,430	4,796	(4,576)
Decrease in deferred revenues	(5,699)	(4,877)	(6,283)	(822)	1,406
All other—net	2,853	(568)	2,895	3,421	(3,463)

Net cash (used in) provided by operating activities from continuing operations	(13,344)	8,167	15,970	(21,511)	(7,803)
Net cash provided by (used in) operating activities from discontinued operations	5	(803)	1,387	808	(2,190)

	$(13,339)	$7,364	$17,357	$(20,703)	$(9,993)

For fiscal 2015, we used net cash from continuing operating activities of $13.3 million. The decrease was primarily due to a net loss of $27.5 million, a $12.2 million net increase in noncash items and a $1.9 million increase from the net change in other current and noncurrent assets and liabilities. Noncash items primarily consist of stock-based compensation, depreciation of property and equipment, amortization of intangible assets and changes in deferred income taxes.

In fiscal year 2014, we generated net cash from continuing operating activities of $8.2 million. This cash provided by operating activities was primarily the result of our net loss including adjustments, which provided cash of $9.9 million, a decrease in prepaid expenses and other current assets of $6.7 million, primarily due to tax refunds in fiscal 2014 and a $1.1 million increase in accrued expenses. This amount is partially offset by a $4.2 million decrease in customer deposits, which are included in accrued expenses, due to the fulfillment of customers’ orders in fiscal 2014, a $4.9 million decrease in deferred revenues due to recognition of previously deferred revenue. Other use of cash from continuing operating activities of $0.6 million is primarily due to a decrease in accounts payable, due to the timing of payment to our vendors.

Investing Activities

Cash flows from investing activities are as follows:

	For the Fiscal Years Ended January 31,			FY15 vs FY14 $ Change	FY14 vs FY13 $ Change
	2015	2014	2013
	(Amounts in thousands)
Purchases of property and equipment and capitalized software	$(1,873)	$(2,315)	$(3,972)	$442	$1,657
Purchases of marketable securities	(9,193)	(11,479)	(15,642)	2,286	4,163
Proceeds from sale and maturity of marketable securities	7,181	12,237	14,214	(5,056)	(1,977)
Proceeds from sale of equity investment	229	1,128	885	(899)	243
Investment in affiliate	(2,000)	—	—	(2,000)	—
Acquisition of businesses and payment of contingent consideration, net of cash acquired	—	(4,009)	(8,175)	4,009	4,166
Advance for Timeline Labs acquisition	(2,500)	—	—	(2,500)	—
Other	—	958	452	(958)	506

Net cash used in investing activities from continuing operations	(8,156)	(3,480)	(12,238)	(4,676)	8,758
Net cash provided by investing activities from discontinued operations	—	4,000	25,232	(4,000)	(21,232)

	$(8,156)	$520	$12,994	$(8,676)	$(12,474)

We used $8.2 million of cash in investing activities from continuing operations primarily related to the advance for the Timeline Lab acquisition of $2.5 million and an investment in affiliate of $2.0 million. Additionally, we had $2.0 million of net purchases of marketable securities and $1.9 million of capital asset purchases.

In fiscal 2014, we used $3.5 million of cash in investing activities from continuing operations primarily related to the purchase of capital assets of $2.3 million and $4.0 million of earn-out payments made in connection with certain of our acquisitions. These cash outlays were offset by $1.1 million of proceeds from the sale of our equity investments during fiscal 2014, the release of $0.9 million in restricted cash as we satisfied the commitment secured by performance bonds and $0.8 million of net proceeds related to the sale of marketable securities. Cash provided by investing activities from discontinued operations included the receipt of $4.0 million in fiscal 2014 that was previously held in escrow and that was related to the sale of our media services business in fiscal 2013.

Financing Activities

Cash flows from financing activities are as follows:

	For the Fiscal Years Ended January 31,			FY15 vs FY14 $ Change	FY14 vs FY13 $ Change
	2015	2014	2013
	(Amounts in thousands)
Repurchases of our common stock	$(5,504)	$—	$(6,200)	$(5,504)	$6,200
Proceeds from issuance of common stock relating to stock option exercises	—	1,058	2,191	(1,058)	(1,133)

	$(5,504)	$1,058	$(4,009)	$(6,562)	$5,067

We used $5.5 million in cash from our financing activities in fiscal 2015 for the purchase of stock under a stock repurchase plan during fiscal 2015.

We generated $1.1 million in cash from our financing activities from continuing operations in fiscal 2014, which is a result of the issuance of common stock for the exercise of employee stock options.

Debt Instruments and Related Covenants

We renewed our letter agreement for a demand discretionary line of credit and a demand promissory note in the aggregate amount of $20.0 million, effective November 26, 2014. Borrowings under the line of credit will be used to finance working capital needs and for general corporate purposes. We currently do not have any borrowings nor are there any financial covenants under this line.

Contractual Obligations

The following table reflects our current and contingent contractual obligations to make potential future payments as of January 31, 2015:

	Total	Less than one year	One to three years	Three to five years	Over five years
	(Amounts in thousands)
Purchase obligations(1)	$5,280	$5,280	$—	$—	$—
Non-cancelable lease obligations	4,448	2,261	2,187	—	—

Total	$9,728	$7,541	$2,187	$—	$—

(1)	Represents obligations under agreements with non-cancelable terms to purchase goods or services. The agreements are enforceable and legally binding, and specify terms, including quantities to be purchased and the timing of the purchase.

We have excluded from the table above uncertain tax liabilities as defined by authoritative guidance due to the uncertainty of the amount and period of payment. As of January 31, 2015, we have gross unrecognized tax benefits of $5.5 million.

Under the purchase agreement pursuant to which we acquired Timeline Labs on February 2, 2015, the Company is obligated to make earnout payments totaling up to $2.5 million, payable in shares of our common stock, measured by qualifying revenue, on a cumulative and one-year performance target basis for the fiscal years ended January 31, 2016 and 2017.

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

Principles of Consolidation

We consolidate the financial statements of our wholly-owned subsidiaries and all inter-company accounts are eliminated in consolidation. We also hold minority investments in the capital stock of certain private companies having product offerings or customer relationships that have strategic importance. We evaluate our equity and debt investments and other contractual relationships with affiliate companies in order to determine whether the guidelines regarding the consolidation of Variable Interest Entities (“VIE”) should be applied in the financial statements. Consolidation guidelines address consolidation by business enterprises of variable interest entities that possess certain characteristics. A VIE is defined as an entity in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support. The primary beneficiary is required to consolidate the financial position and results of the VIE. We have concluded that we are not the primary beneficiary for any variable interest entities as of January 31, 2015.

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

Revenue Recognition

Our transactions frequently involve the sales of hardware, software, systems and services in multiple-element arrangements. Revenues from sales of hardware, software and systems that do not require significant modification or customization of the underlying software are recognized when:

•	persuasive evidence of an arrangement exists;

•	delivery has occurred, and title and risk of loss have passed to the customer;

•	fees are fixed or determinable; and

•	collection of the related receivable is considered probable.

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

Revenue from the sale of software-only products remains within the scope of the software revenue recognition rules. Maintenance and support, training, consulting, and installation services no longer fall within the scope of the software revenue recognition rules, except when they are sold with and relate to a software-only product. Revenue recognition for products that no longer fall under the scope of the software revenue recognition rules is similar to that for other tangible products and Accounting Standard Update No. (“ASU”) 2009-13, “Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements,” amended ASC 605 and is applicable for multiple-deliverable revenue arrangements. ASU 2009-13 allows companies to allocate revenue in a multiple-deliverable arrangement in a manner that better reflects the transaction’s economics.

Under the software revenue recognition rules, the fee is allocated to the various elements based on vendor-specific objective evidence (“VSOE”) of fair value. Under this method, the total arrangement value is allocated first to undelivered elements based on their fair values, with the remainder being allocated to the delivered elements. Where fair value of undelivered service elements has not been established, the total arrangement value is recognized over the period during which the services are performed. The amounts allocated to undelivered elements, which may include project management, training, installation, maintenance and technical support and certain hardware and software components, are based upon the price charged when these elements are sold separately and unaccompanied by the other elements. The amount allocated to installation, training and project management revenue is based upon standard hourly billing rates and the estimated time necessary to complete the service. These services are not essential to the functionality of systems as these services do not alter the equipment’s capabilities, are available from other vendors and the systems are standard products. For multiple-element arrangements that include software development with significant modification or customization and systems sales where VSOE of the fair value does not exist for the undelivered elements of the arrangement (other than maintenance and technical support), percentage of completion accounting is applied for revenue recognition purposes to the entire arrangement with the exception of maintenance and technical support.

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

In determining when to recognize revenue from a customer arrangement, we are often required to exercise judgment regarding the application of our accounting policies to a particular arrangement. The primary judgments used in evaluating revenue recognized in each period involve: determining whether collection is probable, assessing whether the fee is fixed or determinable, and determining the fair value of the maintenance and service elements included in multiple-element software arrangements. Such judgments can materially impact the amount of revenue that we record in a given period. While we follow specific and detailed rules and guidelines related to revenue recognition, we make and use significant management judgments and estimates in connection with the revenue recognized in any reporting period, particularly in the areas described above. If management made different estimates or judgments, material differences in the timing of the recognition of revenue could occur.

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

Accounting for Business Combinations

We apply the acquisition method of accounting for business combinations, including our acquisition of Timeline Labs on February 2, 2015. Under this method of accounting, we are required to record the assets acquired, liabilities assumed, contractual contingencies, and contingent consideration at their fair value on the acquisition date. Determining these fair values and completing the purchase price allocation process requires management to make significant estimates and assumptions, especially at acquisition date with respect to intangible assets, estimated contingent consideration payments and pre-acquisition contingencies. Any excess of the purchase price over the fair value of the net assets acquired is recognized as goodwill. Although we believe the assumptions and estimates we have made have been reasonable and appropriate, they are based in part on historical experience and information obtained from the management of the acquired company and are inherently uncertain. Examples of critical estimates in accounting for acquisitions include but are not limited to:

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

Unanticipated events and circumstances may occur which may affect the accuracy or validity of such assumptions, estimates or actual results. As a result, during the measurement period, which may be up to one year from the acquisition date, the Company may record adjustments to the assets acquired and liabilities assumed with the corresponding offset to goodwill. Additionally, any change in the fair value of the acquisition-related contingent consideration subsequent to the acquisition date, including changes from events after the acquisition date, such as changes in our estimate of the bookings that are expected to be achieved, will be recognized in earnings in the period of the estimated fair value change. A change in fair value of the acquisition-related contingent consideration could have a material effect on the statement of operations and financial position in the period of the change in estimate.

Acquired Intangible Assets and Goodwill

Acquired Intangible Assets

We use significant judgment in determining the fair value of acquired intangible assets, whether the assets are amortizable or non-amortizable and the period and method by which the intangible asset will be amortized. Intangible assets include customer contracts, completed technology, non-compete agreements, trademarks and patents. Acquired intangible assets are reported at cost, net of accumulated amortization and are either amortized on a straight-line basis over their estimated useful lives during the period the economic benefits of the intangible asset are consumed or otherwise used up. We review definite-lived intangible assets for impairment when indication of a potential impairment exists.

Goodwill

In connection with acquisitions of operating entities, we recognize the excess of the purchase price over the fair value of the net assets acquired as goodwill. Goodwill is not amortized, but is evaluated for impairment at least annually, in our third quarter beginning August 1st. Goodwill may be required to be tested for impairment on an interim basis in addition to the annual evaluation, if an event occurs or circumstances change. We monitor economic, legal and other factors as a whole between annual impairment tests to ensure that there are no indicators that make it more likely than not that there has been a decline in our fair value below our carrying value, indicating that the recorded goodwill may be impaired. We test goodwill for impairment by evaluating our fair value compared to the book value. If the book value of the Company exceeds its fair value, the implied fair value of goodwill is compared to the carrying amount of goodwill. If the carrying amount of goodwill exceeds the implied fair value, an impairment loss is recorded in an amount equal to that excess.

Long-Lived Assets

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

Internal Use Software

Certain costs incurred in the application development phase of software development for internal use are capitalized and amortized over the product’s estimated useful life, which is three years. The Company expenses all costs incurred that relate to planning and post implementation phases of development. Capitalized costs related to internally developed software under development are treated as construction in progress until the technology is available for intended use, at which time the amortization commences. The Company capitalized internally developed software costs of $0.5 million in fiscal 2015. Maintenance and training costs are expensed as incurred.

Software Development Costs

We also purchase software for resale and capitalize those costs associated with projects that meet technological feasibility. Amortization expense of capitalized software is recorded over the period of economic consumption or the life of the agreement, whichever results in the higher expense, starting with the first shipment of the product to a customer. Amortization expense of capitalized software was immaterial for fiscal 2015 and 2014, and $0.7 million for fiscal 2013.

Accounting for Income Taxes

Income tax comprises current and deferred tax. Income tax is recognized in the consolidated statements of operations and comprehensive loss except to the extent that it relates to items recognized directly within equity or in other comprehensive loss. Income taxes payable, which is included in other accrued expenses in our consolidated balance sheets, is the expected tax payable on the taxable income for the year, using tax rates enacted or substantially-enacted at the reporting date, and any adjustment to tax payable in respect of previous years.

Deferred tax assets and liabilities are recognized, using the balance sheet method, for the expected tax consequences of temporary differences between the carrying amounts of assets and liabilities and the amounts used for taxation purposes. Deferred tax is not recognized for the following temporary differences: the initial recognition of goodwill, the initial recognition of assets and liabilities in a transaction that is not a business combination and that affects neither accounting nor taxable profit, and differences relating to investments in subsidiaries to the extent that they probably will not reverse in the foreseeable future. Deferred tax is measured at the tax rates that are expected to be applied to temporary differences when they reverse, based on the laws that have been enacted or substantially-enacted by the reporting date.

A deferred tax asset is recognized for unused tax losses, tax credits and deductible temporary differences, to the extent that it is probable that future taxable profits will be available against which they can be utilized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in the countries where the deferred tax assets originated and during the periods when the deferred tax assets become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.

We operate in multiple jurisdictions with complex tax policy and regulatory environments. In certain of these jurisdictions, we may take tax positions that management believes are supportable, but are potentially subject to successful challenge by the applicable taxing authority. These interpretational differences with the respective governmental taxing authorities can be impacted by the local economic and fiscal environment. We evaluate our tax positions and establish liabilities in accordance with the applicable accounting guidance on uncertainty in income taxes. We review these tax uncertainties in light of changing facts and circumstances, such as the progress of tax audits, and adjust them accordingly. We have a number of audits in process in various jurisdictions. Although the resolution of these tax positions is uncertain, based on currently available information, we believe that the ultimate outcomes will not have a material adverse effect on our financial position, results of operations or cash flows.

Because there are a number of estimates and assumptions inherent in calculating the various components of our tax provision, certain changes or future events such as changes in tax legislation, geographic mix of earnings, completion of tax audits or earnings repatriation plans could have an impact on those estimates and our effective tax rate.

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

For subsidiaries where the local currency is designated as the functional currency, we translate the subsidiaries’ assets and liabilities into U.S. dollars (the reporting currency) at current exchange rates as of each balance sheet date. Revenue and expense items are translated using average exchange rates during the period. Cumulative translation adjustments are presented as a separate component of stockholders’ equity. Exchange gains and losses on foreign currency transactions and unrealized gains and losses on short-term inter-company transactions are included in other expense, net.

The aggregate foreign exchange transaction losses included as other expense, net, on the consolidated statement of operations and comprehensive loss was $2.3 million, $0.4 million and approximately $23,000 for the years ended January 31, 2015, 2014 and 2013, respectively.

Recent Accounting Pronouncements

We consider the applicability and impact of all Accounting Standards Updates. Updates not listed below were assessed and determined to be either not applicable or are expected to have minimal impact on our consolidated financial position or results of operations.

Recent Accounting Guidance Not Yet Effective

Amendments to the Consolidation Analysis

In February 2015, the Financial Accounting Standards Board (“FASB”) issued ASU 2015-02, “Amendments to the Consolidation Analysis.” ASU 2015-02 is intended to improve guidance for limited partnerships, limited liability corporations and securitization structures. The guidance places more emphasis on risk of loss when determining a controlling financial interest, reduces the frequency of the application of related-party guidance when determining a controlling financial interest in a VIE and changes consolidation conclusions for public and private companies that typically make use of limited partnerships or VIEs. This guidance is effective for us beginning in fiscal 2017. Early adoption is permitted. We are currently evaluating the impact of the adoption of ASU 2015-02 on our consolidated financial statements.

Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Item

In January 2015, FASB issued ASU 2015-01, “Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Item.” ASU 2015-01 is meant to reduce complexity in accounting standards by eliminating the concept of extraordinary items from U.S. GAAP. In the event of a transaction that meets the criteria for extraordinary classification, an entity is required to segregate the extraordinary item from the results of ordinary operations and show the item separately in the income statement, net of tax after income from continuing operations. This new guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. A reporting entity may apply the amendments prospectively. A reporting entity also may apply the amendments retrospectively to all prior periods presented in the financial statements. Early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. Besides presentation on the consolidated statements of operations and comprehensive loss when an item that meets the extraordinary criteria exists, we do not feel that adoption of ASU 2015-01 will have a material impact on our consolidated financial statements.

Accounting For Share-Based Payments-Performance Target Could Be Achieved after the Requisite Service Period

In June 2014, FASB issued ASU 2014-12, “Compensation—Stock Compensation (Topic 718)—Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period.” ASU 2014-12 requires that a performance target which affects vesting and that could be achieved after the requisite service period be treated as a performance condition by applying existing guidance in Topic 718 as it relates to awards with performance conditions. The amendment also specifies the period over which compensation costs should be recognized. The amendment is effective for annual reporting periods and interim periods within those annual periods beginning after December 15, 2015. Early adoption is permitted. We are currently evaluating the impact of the adoption of ASU 2014-12 on our consolidated financial statements.

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

Reporting Discontinued Operations and Disposals of Components of an Entity

In April 2014, the FASB issued ASU 2014-08, “Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360)—Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity,” which changes the criteria for reporting discontinued operations while enhancing disclosures in this area. The amended guidance requires that a disposal representing a strategic shift that has (or will have) a major effect on an entity’s financial results or a business activity classified as held for sale should be reported as discontinued operations. This guidance also expands the disclosures required when an entity reports a discontinued operation or when it disposes of or classifies as held for sale an individually significant component that does not meet the definition of a discontinued operation. This new guidance will be effective prospectively on disposals (or classifications of held for sale) of components of an entity that occur within our fiscal year beginning on February 1, 2015. Early adoption is permitted but only for disposals (or classification as held for sale) that have not been reported in financial statements previously issued or available for issuance. We do not anticipate material impacts on our financial statements upon initial adoption. This guidance could have a material impact on our disclosure requirements if we dispose of, or classify as held for sale, an individually significant component of our business that does not meet the definition of a discontinued operation.

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

Our principal currency exposures relate primarily to the U.S. dollar, the Euro and the Philippine peso. All foreign currency gains and losses are included in other expenses, net, in the accompanying consolidated statements of operations and comprehensive loss. For fiscal 2015 we recorded approximately $2.3 million in losses due to the international subsidiary translations and cash settlements of revenues and expenses.

In addition, because a substantial portion of our earnings are generated by our foreign subsidiaries whose functional currency are other than the U.S. dollar, our earnings could be materially impacted by movements in foreign currency exchange rates upon the translation of the subsidiary’s earnings into the U.S. dollar. If the U.S. dollar had been stronger by 10% compared to the Euro, our total revenues would have decreased by $3.3 million and would have negatively impacted our operations by $0.3 million.

Interest Rate Risk

Exposure to market risk for changes in interest rates relates primarily to our investment portfolio of marketable debt securities of various issuers, types and maturities and to our borrowings under our demand note payable. We do not use derivative instruments in our investment portfolio, and our investment portfolio only includes highly liquid instruments. Our cash and marketable securities include cash equivalents, which we consider to be investments purchased with original maturities of 90 days or less. There is risk that losses could be incurred if we were to sell any securities prior to stated maturity. Given the short maturities and investment grade quality of the portfolio holdings at January 31, 2015, a hypothetical 10% adverse movement in interest rates should not have a material adverse impact on the fair value of our investment portfolio. However, our long-term marketable securities, which are carried at the lower of cost or market value, have fixed interest rates, and therefore are subject to changes in fair value due to changes in interest rates.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of SeaChange International, Inc.

We have audited the accompanying consolidated balance sheets of SeaChange International, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of January 31, 2015 and 2014, and the related consolidated statements of operations and comprehensive loss, cash flows and stockholders’ equity for each of the three years in the period ended January 31, 2015. Our audits of the basic consolidated financial statements included the financial statement schedule listed in the index appearing under Item 15(a)(2). These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of SeaChange International, Inc. and subsidiaries as of January 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended January 31, 2015 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of January 31, 2015, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated April 7, 2015 expressed an unqualified opinion.

/s/ GRANT THORNTON LLP

Boston, Massachusetts April 7, 2015

SEACHANGE INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share data)

	January 31, 2015	January 31, 2014
Assets
Current assets:
Cash and cash equivalents	$90,019	$115,734
Restricted cash	1,073	—
Marketable securities	7,516	5,555
Accounts and other receivables, net of allowance for doubtful accounts of $400 and $327 at January 31, 2015 and January 31, 2014, respectively	24,962	30,203
Unbilled receivables	6,588	5,511
Inventories, net	2,864	6,632
Prepaid expenses and other current assets	3,026	5,242

Total current assets	136,048	168,877
Property and equipment, net	15,869	18,530
Marketable securities, long-term	6,793	6,814
Investments in affiliates	3,051	1,051
Intangible assets, net	7,314	12,855
Goodwill	41,008	45,150
Other assets	2,268	836

Total assets	$212,351	$254,113

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$5,129	$6,640
Other accrued expenses	12,507	12,332
Deferred revenues	17,398	24,030

Total current liabilities	35,034	43,002
Deferred revenue, long-term	1,690	1,598
Other liabilities, long-term	1,493	936
Taxes payable, long-term	1,993	2,503
Deferred tax liabilities, long-term	1,090	1,633

Total liabilities	41,300	49,672

Commitments and contingencies (Note 8)
Stockholders’ equity:
Common stock, $0.01 par value;100,000,000 shares authorized; 32,733,636 shares issued and 32,693,852 outstanding at January 31, 2015, and 33,037,671 shares issued and 32,997,887 outstanding at January 31, 2014	327	330
Additional paid-in capital	219,651	221,932
Treasury stock, at cost; 39,784 common shares	(1)	(1)
Accumulated loss	(43,172)	(15,688)
Accumulated other comprehensive loss	(5,754)	(2,132)

Total stockholders’ equity	171,051	204,441

Total liabilities and stockholders’ equity	$212,351	$254,113

The accompanying notes are an integral part of these consolidated financial statements.

SEACHANGE INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Amounts in thousands, except per share data)

	For the Fiscal Years Ended January 31,
	2015	2014	2013
Revenues:
Products	$31,507	$54,749	$64,274
Services	83,928	91,570	92,914

Total revenues	115,435	146,319	157,188

Cost of revenues:
Products	8,845	10,526	17,397
Services	48,272	55,075	52,162
Amortization of intangible assets	1,070	1,269	2,429
Stock-based compensation expense	141	250	157
Inventory write-down	—	—	1,752

Total cost of revenues	58,328	67,120	73,897

Gross profit	57,107	79,199	83,291

Operating expenses:
Research and development	42,169	39,657	38,667
Selling and marketing	13,920	15,018	15,398
General and administrative	16,014	17,618	17,674
Amortization of intangible assets	4,084	3,361	3,966
Stock-based compensation expense	3,079	2,709	5,772
Earn-outs and change in fair value of earn-outs	—	(60)	2,435
Professional fees—other	671	1,614	1,619
Severance and other restructuring costs	3,623	911	3,106

Total operating expenses	83,560	80,828	88,637

Loss from operations	(26,453)	(1,629)	(5,346)

Other expenses, net	(2,161)	(224)	(86)
(Loss) gain on sale of investment in affiliates	—	(363)	885

Loss before income taxes and equity income in earnings of affiliates	(28,614)	(2,216)	(4,547)

Income tax (benefit) provision	(1,106)	55	(1,555)
Equity income in earnings of affiliates, net of tax	19	44	193

Loss from continuing operations	(27,489)	(2,227)	(2,799)

Loss on sale of discontinued operations	—	—	(14,073)
Income (loss) from discontinued operations, net of tax	5	(803)	(2,293)

Net loss	$(27,484)	$(3,030)	$(19,165)

Net loss	$(27,484)	$(3,030)	$(19,165)
Other comprehensive loss, net of tax:
Foreign currency translation adjustment	(3,647)	(294)	7,954
Unrealized gain (loss) on marketable securities(1)	25	(12)	(6)

Comprehensive loss	$(31,106)	$(3,336)	$(11,217)

	For the Fiscal Years Ended January 31,
	2015	2014	2013
Loss per share:
Basic loss per share	$(0.84)	$(0.09)	$(0.59)

Diluted loss per share	$(0.84)	$(0.09)	$(0.59)

Loss per share from continuing operations:
Basic loss per share	$(0.84)	$(0.07)	$(0.09)

Diluted loss per share	$(0.84)	$(0.07)	$(0.09)

Income (loss) per share from discontinued operations:
Basic loss per share	$0.00	$(0.02)	$(0.50)

Diluted loss per share	$0.00	$(0.02)	$(0.50)

Weighted average common shares outstanding:
Basic	32,772	32,718	32,494

Diluted	32,772	32,718	32,494

(1)	Tax amounts for all periods were not significant

The accompanying notes are an integral part of these consolidated financial statements.

SEACHANGE INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	For the Fiscal Years Ended January 31,
	2015	2014	2013
Cash flows from operating activities:
Net loss	$(27,484)	$(3,030)	$(19,165)
Net (income) loss from discontinued operations	(5)	803	16,366
Adjustments to reconcile net loss to net cash (used in) provided by continuing operating activities:
Depreciation and amortization of property and equipment	3,683	4,389	4,671
Amortization of intangible assets	5,154	4,630	6,395
Stock-based compensation expense	3,220	2,959	5,929
Deferred income taxes	(372)	(684)	(132)
Other	512	798	2,596
Changes in operating assets and liabilities:
Accounts receivable	3,567	5,420	1,676
Unbilled receivables	(1,993)	(5,251)	4,637
Inventories	3,183	(234)	2,563
Prepaid expenses and other assets	1,570	6,724	(5,045)
Accounts payable	(1,619)	(873)	(236)
Accrued expenses	1,650	(3,146)	1,430
Deferred revenues	(5,699)	(4,877)	(6,283)
Other	1,289	539	568

Net cash (used in) provided by operating activities from continuing operations	(13,344)	8,167	15,970
Net cash provided by (used in) operating activities from discontinued operations	5	(803)	1,387

Total cash (used in) provided by operating activities	(13,339)	7,364	17,357

Cash flows from investing activities:
Purchases of property and equipment	(1,873)	(2,315)	(3,972)
Purchases of marketable securities	(9,193)	(11,479)	(15,642)
Proceeds from sale and maturity of marketable securities	7,181	12,237	14,214
Investment in affiliate	(2,000)	—	—
Proceeds from sale of equity investment	229	1,128	885
Acquisition of businesses and payment of contingent consideration, net of cash acquired	—	(4,009)	(8,175)
Advance for Timeline Labs acquisition	(2,500)	—	—
Other	—	958	452

Net cash used in investing activities from continuing operations	(8,156)	(3,480)	(12,238)
Net cash provided by investing activities from discontinued operations	—	4,000	25,232

Total cash (used in) provided by investing activities	(8,156)	520	12,994

	For the Fiscal Years Ended January 31,
	2015	2014	2013
Cash flows from financing activities:
Repurchases of our common stock	(5,504)	—	(6,200)
Proceeds from issuance of common stock relating to stock option exercises	—	1,058	2,191

Total cash provided by (used in) financing activities	(5,504)	1,058	(4,009)

Effect of exchange rate changes on cash	1,284	71	(206)

Net (decrease) increase in cash and cash equivalents	(25,715)	9,013	26,136

Cash and cash equivalents, beginning of period	115,734	106,721	80,585

Cash and cash equivalents, end of period	$90,019	$115,734	$106,721

Supplemental disclosure of cash flow information:
Income taxes paid	$671	$2,606	$1,312
Interest paid	$6	$4	$89
Supplemental disclosure of non-cash activities:
Transfer of items originally classified as inventories to equipment	$474	$1,110	$897
Issuance of common stock for settlement of contingent consideration related to acquisitions	$—	$1,560	$—
Asset held for sale reclassified to asset held for use and reclassified from current assets to property and equipment	$—	$465	$—

The accompanying notes are an integral part of these consolidated financial statements.

SEACHANGE INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Amounts in thousands, except share amounts)

	Common Stock				Accumulated Other Comprehensive Income (Loss)		Treasury Stock
	Number of Shares	Par Value	Additional Paid-In Capital	Accumulated Deficit	Cumulative Translation Adjustment	Unrealized Gain/Loss on Investments	Number of Shares	Amount	Total Stockholders’ Equity
Balance at January 31, 2012	32,534,444	326	213,880	6,507	(9,810)	36	(39,784)	(1)	210,938
Issuance of common stock pursuant to exercise of stock options	304,550	2	2,189	—	—	—	—	—	2,191
Issuance of common stock pursuant to vesting of restricted stock units	359,676	4	(4)	—	—	—	—	—	—
Issuance of common stock pursuant to deferred consideration	75,680	1	585	—	—	—	—	—	586
Purchase of treasury shares	—	—	(6,194)	—	—	—	(764,024)	—	(6,194)
Retirement of shares	(764,024)	(6)	—	—	—	—	764,024	—	(6)
Stock-based compensation expense	—	—	5,903	—	—	—	—	—	5,903
Change in fair value on marketable securities	—	—	—	—	—	(6)	—	—	(6)
Translation adjustment	—	—	—	—	7,954	—	—	—	7,954
Net loss	—	—	—	(19,165)	—	—	—	—	(19,165)

Balance at January 31, 2013	32,510,326	327	216,359	(12,658)	(1,856)	30	(39,784)	(1)	202,201
Issuance of common stock pursuant to exercise of stock options	118,529	1	1,057	—	—	—	—	—	1,058
Issuance of common stock pursuant to vesting of restricted stock units	205,928	1	(1)	—	—	—	—	—	—
Issuance of common stock pursuant to deferred consideration	202,888	1	1,558	—	—	—	—	—	1,559
Stock-based compensation expense			2,959	—	—	—	—	—	2,959
Change in fair value on marketable securities	—	—	—	—	—	(12)	—	—	(12)
Translation adjustment	—	—	—	—	(294)	—	—	—	(294)
Net loss	—	—	—	(3,030)	—	—	—	—	(3,030)

Balance at January 31, 2014	33,037,671	$330	$221,932	$(15,688)	$(2,150)	$18	(39,784)	$(1)	$204,441
Issuance of common stock pursuant to vesting of restricted stock units	287,485	3	(3)	—	—	—	—	—	—
Purchase of treasury shares			(5,498)	—	—	—	(591,520)	—	(5,498)
Retirement of shares	(591,520)	(6)	—	—	—	—	591,520	—	(6)
Stock-based compensation expense			3,220	—	—	—	—	—	3,220
Change in fair value on marketable securities	—	—	—	—	—	25	—	—	25
Translation adjustment	—	—	—	—	(3,647)	—	—	—	(3,647)
Net loss	—	—	—	(27,484)	—	—	—	—	(27,484)

Balance at January 31, 2015	32,733,636	$327	$219,651	$(43,172)	$(5,797)	$43	(39,784)	$(1)	$171,051

The accompanying notes are an integral part of these consolidated financial statements.

SEACHANGE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Nature of Business

We are an industry leader in the delivery of multiscreen video. Our products and services facilitate the aggregation, licensing, management and distribution of video (primarily movies and television programming) and television advertising content to cable system operators, telecommunications companies and mobile communications providers.

2. Summary of Significant Accounting Policies

Significant accounting policies followed in the preparation of the accompanying consolidated financial statements are as follows:

Basis of Presentation and Principles of Consolidation

The accompanying consolidated financial statements have been prepared in accordance with U.S. GAAP. We consolidate the financial statements of our wholly-owned subsidiaries and all intercompany transactions and account balances have been eliminated in consolidation. We have reclassified certain prior fiscal year data to conform to our current fiscal year presentation.

We also hold minority investments in the capital stock of certain private companies having product offerings or customer relationships that have strategic importance. We evaluate our equity and debt investments and other contractual relationships with affiliate companies in order to determine whether the guidelines regarding the consolidation of VIE’s should be applied in the financial statements. Consolidation guidelines address consolidation by business enterprises of VIE’s that possess certain characteristics. A VIE is defined as an entity in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support. We use qualitative analysis to determine whether or not we are the primary beneficiary of a VIE. We consider the rights and obligations conveyed by the implicit and explicit variable interest in each VIE and the relationship of these with the variable interests held by other parties to determine whether its variable interests will absorb a majority of a VIE’s expected losses, receive a majority of its expected residual returns, or both. If we determine that our variable interests will absorb a majority of the VIE’s expected losses, receive a majority of their expected residual returns, or both, we consolidate the VIE as the primary beneficiary, and if not, it is not consolidated. We have concluded that we are not the primary beneficiary for any variable interest entities during fiscal 2015.

Use of Estimates

The preparation of these financial statements in conformity with U.S. GAAP requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and disclosure of contingent assets and liabilities. On an ongoing basis, management evaluates these estimates and judgments, including those related to the timing and amounts of revenue recognition, valuation of inventory, collectability of accounts receivable, valuation of investments and income taxes, assumptions used to determine stock-based compensation, valuation of goodwill and intangible assets and related amortization. Management bases these estimates on historical and anticipated results and trends and on various other assumptions that management believes are reasonable under the circumstances, including assumptions as to future events. These estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. By their nature, estimates are subject to an inherent degree of uncertainty. Actual results may differ from management’s estimates.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and on deposit and highly liquid, temporary cash investments with an original maturity of three months or less. All cash equivalents are carried at cost, which approximates fair value.

Marketable Securities

We account for investments in accordance with authoritative guidance that defines investment classifications. We determine the appropriate classification of debt securities at the time of purchase and reevaluate such designation as of each balance sheet date. Our investment portfolio consists primarily of money market funds, U.S. treasury notes or bonds and U.S. government agency bonds at January 31, 2015 and 2014, but can consist of corporate debt investments, asset-backed securities and government-sponsored enterprises. Our marketable securities are classified as available-for-sale and are reported at fair value with unrealized gains and losses, net of tax, reported in stockholders’ equity as a component of accumulated other comprehensive loss. The amortization of premiums and accretion of discounts to maturity are computed under the effective interest method and are included in other expenses, net in our consolidated statements of operations and comprehensive loss. Interest on securities is recorded as earned and is also included in other expenses, net. Any realized gains or losses would be shown in the accompanying consolidated statements of operations and comprehensive loss in other expenses, net.

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

Valuation Techniques

Inputs to valuation techniques are observable and unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect our market assumptions. When developing fair value estimates for certain financial assets and liabilities, we maximize the use of observable inputs and minimize the use of unobservable inputs. When available, we use quoted market prices, market comparables and discounted cash flow projections. Financial instruments include money market funds, U.S. treasury notes or bonds and U.S. government agency bonds.

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

Concentration of Credit Risk

Financial instruments which potentially expose us to concentrations of credit risk include cash equivalents, investments in treasury bills, certificates of deposits and commercial paper, trade accounts receivable, accounts payable and accrued liabilities. We have cash investment policies which, among other things, limit investments to investment-grade securities. We restrict our cash equivalents and investments in marketable securities to repurchase agreements with major banks and U.S. government and corporate securities which are subject to minimal credit and market risk. We perform ongoing credit evaluations of our customers. As of January 31, 2015, two customers represented more than 10% of consolidated accounts receivable compared to one customer as of January 31, 2014. For fiscal 2015, 2014 and 2013, two, three and two customers each accounted for more than 10% of our total revenue.

Accounts Receivable and Allowances for Doubtful Accounts

For trade accounts receivable, we evaluate customers’ financial condition, require advance payments from certain of our customers and maintain reserves for potential credit losses. We perform ongoing credit evaluations of customers’ financial condition but generally do not require collateral. For some international customers, we require an irrevocable letter of credit to be issued by the customer before the purchase order is accepted. We monitor payments from customers and assess any collection issues. We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of the Company’s customers to make required payments and record these allowances as a charge to general and administrative expenses in our consolidated statements of operations and comprehensive loss. We base our allowances for doubtful accounts on historical collections and write-off experience, current trends, credit assessments, and other analysis of specific customer situations. At January 31, 2015 and 2014, we had an allowance for doubtful accounts of $0.4 million and $0.3 million, respectively, to provide for potential credit losses. We charge off trade accounts receivables against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. Recoveries of trade receivables previously charged off are recorded when received.

Inventory Valuation

Inventories are stated at the lower of cost or net realizable value. Cost is determined using the first-in, first-out (“FIFO”) method. Inventories consist primarily of components and subassemblies and finished products held for sale. The values of inventories are reviewed quarterly to determine that the carrying value is stated at the lower of cost or net realizable value. We record charges to reduce inventory to its net realizable value when impairment is identified through a quarterly review process. The obsolescence evaluation is based upon assumptions and estimates about future demand, or possible alternative uses and involves significant judgments. For the years ended January 31, 2015, 2014 and 2013, we recorded a provision for obsolescence of $0.1 million, $0.1 million and $0.3 million, respectively.

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

Generally, property and equipment include assets in service. Fully depreciated assets remaining in service along with related accumulated depreciation are not removed from the balance sheet until the corresponding asset is removed from service either through a retirement or sale. Upon retirement or sale of an asset or asset group, the cost of the assets disposed of, and the related accumulated depreciation, are removed from the accounts, and any resulting gain or loss is included in the determination of net income or loss.

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

We periodically review indicators of the fair value of our investments in affiliates in order to assess whether available facts or circumstances, both internally and externally, may suggest an “other than temporary” decline in the value of the investment. If we determine that an other-than-temporary impairment has occurred, we will write-down the investment to its fair value. The carrying value of an investment in an affiliate may be affected by the affiliate’s ability to obtain adequate funding and execute its business plans, general market conditions, the company’s current cash position, earnings and cash flow forecasts, recent operational performance, and any other readily available data. The inability of an affiliate to obtain future funding or successfully execute its business plan could adversely affect our equity earnings of the affiliate in the periods affected by those events. Future adverse changes in market conditions or poor operating results of the affiliates could result in equity losses or an inability to recover the carrying value of the investments in affiliates that may not be reflected in an investment’s current carrying value, thereby possibly requiring an impairment charge in the future.

Intangible Assets and Goodwill

Intangible assets consist of customer contracts, completed technology, non-compete agreements, trademarks and patents. The intangible assets are amortized to cost of sales and operating expenses, as appropriate, on a straight-line or accelerated basis, using the economic consumption life basis, in order to reflect the period that the assets will be consumed, which are:

Intangible assets with finite useful lives:
Customer contracts	1 - 8 years
Non compete agreements	2 - 3 years
Completed technology	4 - 6 years
Trademarks, patents and other	5 years

Goodwill is recorded when the consideration for an acquisition exceeds the fair value of net tangible and identifiable intangible assets acquired.

Impairment of Assets

Indefinite-lived intangible assets, such as goodwill are not amortized, but are evaluated for impairment, at the reporting unit level, annually in our third quarter beginning August 1st. Indefinite-lived intangible assets may be tested for impairment on an interim basis in addition to the annual evaluation if an event occurs or circumstances change such as declines in sales, earnings or cash flows, decline in the Company’s stock price, or material adverse changes in the business climate, which would more likely than not reduce the fair value of a reporting unit below its carrying amount.

The process of evaluating indefinite-lived intangible assets for impairment requires several judgments and assumptions to be made to determine the fair value of the Company, including the method used to determine fair value, discount rates, expected levels of cash flows, revenues and earnings, and the selection of comparable companies used to develop market-based assumptions. We may employ one or more of three generally accepted approaches for valuing businesses: the market approach, the income approach and the asset-based (cost) approach to arrive at the fair value. We chose to use the market approach and the income approach to determine the value of the Company for our testing in fiscal 2015. In calculating the fair value, we derived the standalone projected five year cash flows for the Company. This process started with the projected cash flows which were discounted. The choice of which approach and methods to use in a particular situation depends on the facts and circumstances.

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

Income Taxes

Income tax comprises current and deferred tax. Income tax is recognized in the consolidated statements of operations and comprehensive loss except to the extent that it relates to items recognized directly within equity or in other comprehensive loss. Income taxes payable, which is included in other accrued expenses in our consolidated balance sheets, is the expected tax payable on the taxable income for the year, using tax rates enacted or substantially-enacted at the reporting date, and any adjustment to tax payable in respect of previous years.

Deferred tax assets and liabilities are recognized, using the balance sheet method, for the expected tax consequences of temporary differences between the carrying amounts of assets and liabilities and the amounts used for taxation purposes. Deferred tax is not recognized for the following temporary differences: the initial recognition of goodwill, the initial recognition of assets and liabilities in a transaction that is not a business combination and that affects neither accounting nor taxable profit, and differences relating to investments in subsidiaries to the extent that they probably will not reverse in the foreseeable future. Deferred tax is measured at the tax rates that are expected to be applied to temporary differences when they reverse, based on the laws that have been enacted or substantially-enacted by the reporting date.

A deferred tax asset is recognized for unused tax losses, tax credits and deductible temporary differences, to the extent that it is probable that future taxable profits will be available against which they can be utilized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in the countries where the deferred tax assets originated and during the periods when the deferred tax assets become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.

We operate in multiple jurisdictions with complex tax policy and regulatory environments. In certain of these jurisdictions, we may take tax positions that management believes are supportable, but are potentially subject to successful challenge by the applicable taxing authority. These interpretational differences with the respective governmental taxing authorities can be impacted by the local economic and fiscal environment. We evaluate our tax positions and establish liabilities in accordance with the applicable accounting guidance on uncertainty in income taxes. We review these tax uncertainties in light of changing facts and circumstances, such as the progress of tax audits, and adjust them accordingly. We have a number of audits in process in various jurisdictions. Although the resolution of these tax positions is uncertain, based on currently available information, we believe that the ultimate outcomes will not have a material adverse effect on our financial position, results of operations or cash flows.

Because there are a number of estimates and assumptions inherent in calculating the various components of our tax provision, certain changes or future events such as changes in tax legislation, geographic mix of earnings, completion of tax audits or earnings repatriation plans could have an impact on those estimates and our effective tax rate.

Restructuring

Restructuring charges that we record consist of employee-related severance charges, contract termination costs and the disposal of related fixed assets. Restructuring charges represent our best estimate of the associated liability at the date the charges are recognized. Adjustments for changes in assumptions are recorded as a component of operating expenses in the period they become known. Differences between actual and expected charges and changes in assumptions could have a material effect on our restructuring accrual as well as our consolidated results of operations. See Note 7, “Severance and Other Restructuring Costs,” for more information on the current restructuring plan.

Foreign Currency Translation

For subsidiaries where the U.S. dollar is designated as the functional currency of the entity, we translate that entity’s monetary assets and liabilities denominated in local currencies into U.S. dollars (the functional and reporting currency) at current exchange rates, as of each balance sheet date. Non-monetary assets (e.g., inventories, property, plant, and equipment and intangible assets) and related income statement accounts (e.g., cost of sales, depreciation, amortization of intangible assets) are translated at historical exchange rates between the functional currency (the U.S. dollar) and the local currency. Revenue and other expense items are translated using average exchange rates during the fiscal period. Translation adjustments resulting from translation of the subsidiaries’ accounts are included in accumulated other comprehensive loss, a separate component of stockholders’ equity. Gains and losses on foreign currency transactions, and any unrealized gains and losses on short-term inter-company transactions are included in other expense, net.

For subsidiaries where the local currency is designated as the functional currency, we translate our assets and liabilities into U.S. dollars (the reporting currency) at current exchange rates as of each balance sheet date. Revenue and expense items are translated using average exchange rates during the period. Cumulative translation adjustments are presented as a separate component of stockholders’ equity. Exchange gains and losses on foreign currency transactions and unrealized gains and losses on short-term inter-company transactions are included in other expense, net.

The aggregate foreign exchange transaction losses included in other expenses, net, on the consolidated statements of operations and comprehensive loss, were $2.3 million, $0.4 million and approximately $23,000 for fiscal 2015, 2014 and 2013, respectively.

Comprehensive Loss

We present accumulated other comprehensive loss in our consolidated balance sheets and comprehensive loss in the consolidated statement of operations and comprehensive loss. At the end of fiscal 2015, 2014 and 2013, our comprehensive loss of $31.1 million, $3.3 million and $11.2 million consists primarily of net loss, cumulative translation adjustments and unrealized gains and losses on marketable securities.

Revenue Recognition

Our transactions frequently involve the sales of hardware, software, systems and services in multiple-element arrangements. Revenues from sales of hardware, software and systems that do not require significant modification or customization of the underlying software are recognized when:

•	persuasive evidence of an arrangement exists;

•	delivery has occurred, and title and risk of loss have passed to the customer;

•	fees are fixed or determinable; and

•	collection of the related receivable is considered probable.

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

Revenue from the sale of software-only products remains within the scope of the software revenue recognition rules. Maintenance and support, training, consulting, and installation services no longer fall within the scope of the software revenue recognition rules, except when they are sold with and relate to a software-only product. Revenue recognition for products that no longer fall under the scope of the software revenue recognition rules is similar to that for other tangible products and ASU 2009-13, “Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements,” amended ASC 605 and is applicable for multiple-deliverable revenue arrangements. ASU 2009-13 allows companies to allocate revenue in a multiple-deliverable arrangement in a manner that better reflects the transaction’s economics.

Under the software revenue recognition rules, the fee is allocated to the various elements based on vendor-specific objective evidence (“VSOE”) of fair value. Under this method, the total arrangement value is allocated first to undelivered elements based on their fair values, with the remainder being allocated to the delivered elements. Where fair value of undelivered service elements has not been established, the total arrangement value is recognized over the period during which the services are performed. The amounts allocated to undelivered elements, which may include project management, training, installation, maintenance and technical support and certain hardware and software components, are based upon the price charged when these elements are sold separately and unaccompanied by the other elements. The amount allocated to installation, training and project management revenue is based upon standard hourly billing rates and the estimated time necessary to complete the service. These services are not essential to the functionality of systems as these services do not alter the equipment’s capabilities, are available from other vendors and the systems are standard products. For multiple-element arrangements that include software development with significant modification or customization and systems sales where VSOE of the fair value does not exist for the undelivered elements of the arrangement (other than maintenance and technical support), percentage of completion accounting is applied for revenue recognition purposes to the entire arrangement with the exception of maintenance and technical support.

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

For our cloud and managed service revenues, we generate revenue from two sources: (1) subscription and support services; and (2) professional services and other. Subscription and support revenue includes subscription fees from customers accessing our cloud-based software platform and support fees. Our arrangements with customers do not provide the customer with the right to take possession of the software supporting the cloud-

based software platform at any time. Professional services and other revenue include fees from implementation and customization to support customer requirements. Amounts that have been invoiced are recorded in accounts receivable and in deferred revenue or revenue, depending on whether the revenue recognition criteria have been met. For the most part, subscription and support agreements are entered into for 12 to 36 months. Generally, a majority of the professional services component of the arrangements with customers is performed within a year of entering into a contract with the customer.

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

In determining when to recognize revenue from a customer arrangement, we are often required to exercise judgment regarding the application of our accounting policies to a particular arrangement. The primary judgments used in evaluating revenue recognized in each period involve: determining whether collection is probable, assessing whether the fee is fixed or determinable, and determining the fair value of the maintenance and service elements included in multiple-element software arrangements. Such judgments can materially impact the amount of revenue that we record in a given period. While we follow specific and detailed rules and guidelines related to revenue recognition, we make and use significant management judgments and estimates in connection with the revenue recognized in any reporting period, particularly in the areas described above. If management made different estimates or judgments, material differences in the timing of the recognition of revenue could occur.

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

Advertising Costs

Advertising costs are charged to expense as incurred. Advertising costs were $0.1 million, $0.1 million and $0.2 million for fiscal 2015, 2014 and 2013, respectively.

Earnings Per Share

Earnings per share are presented in accordance with authoritative guidance which requires the presentation of “basic” earnings per share and “diluted” earnings per share. Basic earnings per share is computed by dividing earnings available to common shareholders by the weighted-average shares of common stock outstanding during the period. For the purposes of calculating diluted earnings per share, the denominator includes both the weighted average number of shares of common stock outstanding during the period and the weighted average number of potential shares of common stock, such as stock options and restricted stock, calculated using the treasury stock method. For the purpose of calculating diluted loss per share, we do not include these shares in the denominator because these shares would have an anti-dilutive effect on periods in which we incur a net loss. Certain shares of our common stock have exercise prices in excess of the average market price. These shares are anti-dilutive and are omitted from the calculation of earnings per share. For more information on this see Note 14., “Net Loss Per Share,” below.

Recent Accounting Pronouncements

We consider the applicability and impact of all Accounting Standards Updates. Updates not listed below were assessed and determined to be either not applicable or are expected to have minimal impact on our consolidated financial position or results of operations.

Recent Accounting Guidance Not Yet Effective

Amendments to the Consolidation Analysis

In February 2015, the FASB issued ASU 2015-02, “Amendments to the Consolidation Analysis.” ASU 2015-02 is intended to improve guidance for limited partnerships, limited liability corporations and securitization structures. The guidance places more emphasis on risk of loss when determining a controlling financial interest, reduces the frequency of the application of related-party guidance when determining a controlling financial interest in a VIE and changes consolidation conclusions for public and private companies that typically make use of limited partnerships or VIEs. This guidance is effective for us beginning in fiscal 2017. Early adoption is permitted. We are currently evaluating the impact of the adoption of ASU 2015-02 on our consolidated financial statements.

Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Item

In January 2015, the FASB issued ASU 2015-01, “Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Item.” ASU 2015-01 is meant to reduce complexity in accounting standards by eliminating the concept of extraordinary items from U.S. GAAP. In the event of a transaction that meets the criteria for extraordinary classification, an entity is required to segregate the extraordinary item from the results of ordinary operations and show the item separately in the income statement, net of tax after income from continuing operations. This new guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. A reporting entity may apply the amendments prospectively. A reporting entity also may apply the amendments retrospectively to all prior periods presented in the financial statements. Early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. Besides presentation on the consolidated statements of operations and comprehensive (loss) income when an item that meets the extraordinary criteria exists, we do not feel that adoption of ASU 2015-01 will have a material impact on our consolidated financial statements.

Accounting For Share-Based Payments—Performance Target Could Be Achieved after the Requisite Service Period

In June 2014, the FASB issued ASU 2014-12, “Compensation—Stock Compensation (Topic 718)—Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period.” ASU 2014-12 requires that a performance target which affects vesting and that could be achieved after the requisite service period be treated as a performance condition by applying existing guidance in Topic 718 as it relates to awards with performance conditions. The amendment also specifies the period over which compensation costs should be recognized. The amendment is effective for annual reporting periods and interim periods within those annual periods beginning after December 15, 2015. Early adoption is permitted. We are currently evaluating the impact of the adoption of ASU 2014-12 on our consolidated financial statements.

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

Reporting Discontinued Operations and Disposals of Components of an Entity

In April 2014, the FASB issued ASU 2014-08, “Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360)—Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity,” which changes the criteria for reporting discontinued operations while enhancing disclosures in this area. The amended guidance requires that a disposal representing a strategic shift that has (or will have) a major effect on an entity’s financial results or a business activity classified as held for sale should be reported as discontinued operations. This guidance also expands the disclosures required when an entity reports a discontinued operation or when it disposes of or classifies as held for sale an individually significant component that does not meet the definition of a discontinued operation. This new guidance will be effective prospectively on disposals (or classifications of held for sale) of components of an entity that occur within our fiscal year beginning on February 1, 2015. Early adoption is permitted but only for disposals (or classification as held for sale) that have not been reported in financial statements previously issued or available for issuance. We do not anticipate material impacts on our financial statements upon initial adoption. This guidance could have a material impact on our disclosure requirements if we dispose of, or classify as held for sale, an individually significant component of our business that does not meet the definition of a discontinued operation.

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

The following table details selected financial information for our former broadcast servers and storage and media services business units for the periods presented (amounts in thousands):

	For the Fiscal Year Ended January 31, 2014			For the Fiscal Year Ended January 31, 2013
	Servers and Storage	Media Services	Total Discontinued Operations	Servers and Storage	Media Services	Total Discontinued Operations
Revenues:
Products	$46	$—	$46	$1,031	$—	$1,031
Services	—	—	—	835	9,315	10,150

Total revenues	$46	$—	$46	$1,866	$9,315	$11,181

Income (loss) from discontinued operations:
Loss from discontinued operations, before tax	$(803)	$—	$(803)	$(1,854)	$(194)	$(2,048)
Income tax provision (benefit)	—	—	—	84	(13)	71
Income in investment in affiliates	—	—	—	—	(174)	(174)

Loss from discontinued operations, after tax	$(803)	$—	$(803)	$(1,938)	$(355)	$(2,293)

4. Fair Value Measurements

Fair Value Measurements of Assets and Liabilities

The following tables set forth our financial assets and liabilities that were accounted for at fair value on a recurring basis as of January 31, 2015 and January 31, 2014:

		Fair Value at January 31, 2015 Using
	January 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Amounts in thousands)
Financial assets:
Money market accounts (a)	$1,575	$1,575	$—	$—
Available for sale marketable securities:
Current marketable securities:
U.S. treasury notes and bonds—conventional	1,501	1,501	—	—
U.S. government agency issues	6,015	—	6,015	—
Non-current marketable securities:
U.S. treasury notes and bonds—conventional	4,286	4,286
U.S. government agency issues	2,507	—	2,507	—

Total	$15,884	$7,362	$8,522	$—

		Fair Value at January 31, 2014 Using
	January 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Amounts in thousands)
Financial assets:
Money market accounts (a)	$3,463	$3,463	$—	$—
Available for sale marketable securities:
Current marketable securities:
U.S. treasury notes and bonds—conventional	3,545	3,545	—	—
U.S. government agency issues	2,010	—	2,010	—
Non-current marketable securities:
U.S. government agency issues	6,814	—	6,814	—

Total	$15,832	$7,008	$8,824	$—

a)	Money market funds and U.S. treasury bills are included in cash and cash equivalents on the accompanying consolidated balance sheet and are valued at quoted market prices for identical instruments in active markets.

Available-for-Sale Securities

We determine the appropriate classification of debt securities at the time of purchase and reevaluate such designation as of each balance sheet date. Our investment portfolio consists of money market funds, U.S. treasury notes and bonds, and U.S. government agency notes and bonds as of January 31, 2015 and 2014. All highly liquid investments with an original maturity of three months or less when purchased are considered to be cash equivalents. All cash equivalents are carried at cost, which approximates fair value. Our marketable securities are classified as available-for-sale and are reported at fair value with unrealized gains and losses, net of tax, reported in stockholders’ equity as a component of accumulated other comprehensive loss. The amortization of premiums and accretion of discounts to maturity are computed under the effective interest method and is included in other expenses, net. Interest on securities is recorded as earned and is also included in other expenses, net. Any realized gains or losses would be shown in the accompanying consolidated statements of operations and comprehensive loss in other expenses, net.

The following is a summary of cash, cash equivalents and available-for-sale securities, including the cost basis, aggregate fair value and unrealized gains and losses, for short-and long-term marketable securities portfolio as of January 31, 2015 and 2014:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(Amounts in thousands)
January 31, 2015:
Cash	$88,444	$—	$—	$88,444
Cash equivalents	1,575	—	—	1,575

Cash and cash equivalents	90,019	—	—	90,019

U.S. treasury notes and bonds—short-term	1,500	1		1,501
U.S. treasury notes and bonds—long-term	4,268	18	—	4,286
U.S, government agency issues—short-term	6,008	7	—	6,015
U.S, government agency issues—long-term	2,490	17		2,507

Total cash, cash equivalents and marketable securities	$104,285	$43	$—	$104,328

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(Amounts in thousands)
January 31, 2014:
Cash	$112,271	$—	$—	$112,271
Cash equivalents	3,463	—	—	3,463

Cash and cash equivalents	115,734	—	—	115,734

U.S. treasury notes and bonds—short-term	3,540	5		3,545
U.S. government agency issues—short-term	2,005	5		2,010
U.S. government agency issues—long-term	6,806	8	—	6,814

Total cash, cash equivalents and marketable securities	$128,085	$18	$—	$128,103

The gross realized gains and losses on sale of available-for-sale securities for fiscal years 2015, 2014 and 2013 were immaterial. For purposes of determining gross realized gains and losses, the cost of securities sold is based on specific identification.

Contractual maturities of available-for-sale debt securities at January 31, 2015 are as follows (amounts in thousands):

Estimated Fair Value
Maturity of one year or less	$7,516
Maturity between one and five years	6,793

Total	$14,309

We concluded that there were no other than temporary declines in investments recorded as of January 31, 2015, 2014 and 2013. The unrealized holding gains (losses), net of tax, on available-for-sale securities, which are not material for the periods presented, have been included in stockholders’ equity as a component of accumulated other comprehensive loss.

Cash, Cash Equivalents and Marketable Securities

Cash and cash equivalents consist primarily of highly liquid investments in money market mutual funds, government sponsored enterprise obligations, treasury bills, commercial paper and other money market securities with remaining maturities at date of purchase of 90 days or less.

Restricted Cash

In December 2014, in conjunction with our acquisition of TLL, LLC (“Timeline Labs”), we entered into an agreement to fund a $2.5 million escrow from which Timeline Labs could make withdrawals for working capital purposes. The withdrawn portion of the escrow is accounted for as an advance against the purchase price and is recorded in other assets on our consolidated balance sheets. The unused portion, being $1.1 million remaining in escrow after signing the related merger agreement but prior to the consummation of the acquisition on February 2, 2015, is classified as restricted cash on our consolidated balance sheets. See Note 16., “Subsequent Events,” for additional information.

The fair value of cash, cash equivalents, restricted cash and marketable securities at January 31, 2015 and 2014 was $105.4 million and $128.1 million, respectively.

5. Consolidated Balance Sheet Detail

Inventories consist primarily of hardware and related component parts and are stated at the lower of cost (on a first-in, first-out basis) or market. Inventories consist of the following:

	January 31,
	2015	2014
	(Amounts in thousands)
Components and assemblies	$1,487	$2,201
Finished products	1,377	4,431

Total inventories	$2,864	$6,632

Property and equipment, net consists of the following:

	Estimated Useful Life (Years)	January 31,
		2015	2014
		(Amounts in thousands)
Land		$2,880	$2,880
Buildings	20	12,146	12,081
Office furniture and equipment	5	1,023	998
Computer equipment, software and demonstration equipment	3	17,584	17,466
Service and spare components	5	1,158	1,158
Leasehold improvements	1-7	1,089	1,145

		35,880	35,728
Less—Accumulated depreciation and amortization		(20,011)	(17,198)

Total property and equipment, net		$15,869	$18,530

Depreciation and amortization expense of fixed assets was $3.7 million, $4.4 million and $4.7 million for the years ended January 31, 2015, 2014 and 2013, respectively.

Other accrued expenses consist of the following:

	January 31,
	2015	2014
	(Amounts in thousands)
Accrued compensation and commissions	$1,518	$2,290
Accrued bonuses	2,186	2,095
Accrued severance	2,021	229
Employee benefits	1,959	2,113
Accrued other	4,823	5,605

Total other accrued expenses	$12,507	$12,332

6. Goodwill and Intangible Assets

At January 31, 2015 and 2014, we had goodwill of $41.0 million and $45.2 million, respectively. The change in the carrying amount of goodwill for the years ended January 31, 2015 and 2014 are as follows (amounts in thousands):

Goodwill
Balance at January 31, 2013	$45,103
Cumulative translation adjustment	47

Balance at January 31, 2014	45,150
Cumulative translation adjustment	(4,142)

Balance at January 31, 2015	$41,008

We are required to perform impairment tests related to our goodwill annually, which we perform during the third quarter of each fiscal year, or when an indicator of impairment occurs. There was no impairment of goodwill determined as a result of the annual impairment test completed during the third quarter of fiscal 2015. While no impairment charges resulted from our annual test, impairment charges may occur in the future as a result of changes in projected growth and other factors.

Intangible assets, net, consisted of the following at January 31, 2015 and 2014:

		January 31, 2015			January 31, 2014
	Weighted average remaining life (Years)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
		(Amounts in thousands)
Finite-lived intangible assets:
Customer contracts	6.0	$30,397	$(24,160)	$6,237	$32,593	$(22,344)	$10,249
Non-compete agreements	—	2,433	(2,433)	—	2,772	(2,632)	140
Completed technology	5.2	10,307	(9,230)	1,077	11,461	(9,195)	2,266
Trademarks, patents and other	—	7,082	(7,082)	—	7,151	(7,151)	—

Total finite-lived intangible assets		$50,219	$(42,905)	$7,314	$53,977	$(41,322)	$12,655

Indefinite-lived intangible assets:
Trade names	—	—	—	—	200	—	200

Total intangible assets		$50,219	$(42,905)	$7,314	$54,177	$(41,322)	$12,855

Amortization expense for intangible assets was $5.2 million, $4.6 million and $6.4 million for fiscal 2015, 2014 and 2013, respectively.

The total amortization expense for each of the next five fiscal years is as follows (amounts in thousands):

For the Fiscal Years Ended January 31,	Estimated Amortization Expense
2016	$3,076
2017	2,195
2018	1,272
2019	649
2020	121
Fiscal 2021 and thereafter	1

Total Future Amortization	$7,314

Actual amortization may differ from estimated amounts in the table above due to fluctuations in foreign currency exchange rates, additional intangible asset acquisitions, potential impairment, accelerated amortization, or other events. During fiscal 2015, we fully amortized our trade name intangible assets as they are no longer in use.

7. Severance and Other Restructuring Costs

During fiscal 2015, we incurred restructuring charges totaling $3.6 million. These charges included $3.4 million of severance costs for terminated employees. In addition, we incurred $0.2 million of other restructuring charges primarily due to the write off of leasehold improvements.

As announced in February 2015, we initiated a global restructuring plan to streamline our operations. The reduction in our domestic work force was implemented in January 2015 and estimated charges were recorded. We will implement an international reduction in workforce in fiscal 2016 and expect to incur future restructuring charges.

The following table shows the change in balances of our accrued severance reported as a component of other accrued expenses on the consolidated balance sheets (amounts in thousands):

Accrual balance as of January 31, 2014	$229
Restructuring charges incurred	3,623
Severance costs paid	(1,605)
Other charges	(226)

Accrual balance as of January 31, 2015	$2,021

8. Commitments and Contingencies

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

We enter into agreements in the ordinary course of business with customers, resellers, distributors, integrators and suppliers. Most of these agreements require us to defend and/or indemnify the other party against intellectual property infringement claims brought by a third party with respect to our products. From time to time, we also indemnify customers and business partners for damages, losses and liabilities they may suffer or incur relating to personal injury, personal property damage, product liability, and environmental claims relating to the use of our products and services or resulting from the acts or omissions of us, our employees, authorized agents or subcontractors. From time to time, we have received requests from customers for indemnification of patent litigation claims. Management cannot reasonably estimate any potential losses, but these claims could result in material liability for us. We are not party to current pending legal proceedings that, in the opinion of management, would have a material adverse effect on our financial position, results from operations and cash flows. There is no assurance that future legal proceedings arising from ordinary course of business or otherwise, will not have a material adverse effect on our financial position, results from operations or cash flows.

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

Revolving Line of Credit/Demand Note Payable

We renewed our letter agreement for a demand discretionary line of credit and a Demand Promissory Note in the aggregate amount of $20.0 million, effective November 26, 2014. Borrowings under the line of credit will be used to finance working capital needs and for general corporate purposes. We currently do not have any borrowings nor do we have any financial covenants under this line.

Operating Leases

We lease certain of our operating facilities, automobiles and office equipment under non-cancelable operating leases, which expire at various dates through 2019. Leases for our facilities typically contain standard commercial lease provisions, including renewal options and rent escalation clauses. Rental expense under operating leases was $2.9 million, $2.4 million and $2.7 million for fiscal 2015, 2014 and 2013, respectively. Future commitments under minimum lease payments as of January 31, 2015 are as follows (amounts in thousands):

For the Fiscal Years Ended January 31,	Operating Leases
2016	$2,261
2017	1,680
2018	477
2019	30
2020	—
2021 and thereafter	—

Minimum operating lease payments	$4,448

9. Stockholders’ Equity

Stock Authorization

The Board of Directors is authorized to issue from time to time up to an aggregate of 5,000,000 shares of preferred stock, in one or more series. Each such series of preferred stock shall have the number of shares, designations, preferences, voting powers, qualifications and special or relative rights or privileges to be determined by the Board of Directors, including dividend rights, voting rights, redemption rights and sinking fund provisions, liquidation preferences, conversion rights and preemptive rights. No preferred stock has been issued as of January 31, 2015.

Stock Repurchase Program

On September 4, 2013, our Board of Directors authorized the repurchase of up to $25.0 million of our common stock through a share repurchase program which would have terminated on January 31, 2015. On May 31, 2014, this program was amended to increase the authorized repurchase amount to $40.0 million and extend the termination date to April 30, 2015. Under the program, we are authorized to repurchase shares through Rule 10b5-1 plans, open market purchases, privately negotiated transactions, block purchases or otherwise in accordance with applicable federal securities laws, including Rule 10b-18 of the Securities Exchange Act of 1934. This share repurchase program does not obligate us to acquire any specific number of shares and may be suspended or discontinued at any time. All repurchases are expected to be funded from our current cash and investment balances. The timing and amount of shares to be repurchased will be based on market conditions and other factors, including price, corporate and regulatory requirements, and alternative investment opportunities. Any shares repurchased by us under the share repurchase program will reduce the number of shares outstanding. Pursuant to the share repurchase program, we executed a Rule 10b5-1 plan in June 2014 to repurchase shares. During fiscal 2015, we used $5.5 million of cash in connection with the repurchase of 591,520 shares of our common stock (an average price of $9.31 per share). As of January 31, 2015, $34.5 million remained available to repurchase under the existing share repurchase authorization.

Stock Option Plans

2011 Compensation and Incentive Plan.

In July 2011, our stockholders approved the adoption of our 2011 Compensation and Incentive Plan (the “2011 Plan”). Under the 2011 Plan, as amended in July 2013, the number of authorized shares of common stock is equal to 5,300,000 shares plus the number of shares that would have become available for issuance under our prior Amended and Restated 2005 Equity Compensation and Incentive Plan following the adoption of the 2011 Plan due to the expiration, termination, surrender or forfeiture of an award under the prior plan. The 2011 Plan provides for the grant of incentive stock options, nonqualified stock options, restricted stock, RSUs, deferred stock units (“DSUs”) and other equity based non-stock option awards as determined by the plan administrator, to officers, employees, consultants, and directors of the Company.

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

We may satisfy awards upon the exercise of stock options or vesting of RSUs with newly issued shares or treasury shares. The Board of Directors is responsible for the administration of the 2011 Plan and determining the terms of each award, award exercise price, the number of shares for which each award is granted and the rate at which each award vests. In certain instances the Board of Directors may elect to modify the terms of an award. As of January 31, 2015, there were 2,484,004 shares available for future grant under the 2011 Plan.

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

Stock-based Compensation

We use the provisions of the authoritative guidance which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including employee stock options, RSUs and DSUs based on estimated fair values. The fair value of our stock-based options and performance-based RSUs, less expected forfeitures, is amortized over the awards’ vesting period on a graded vesting basis, whereas the RSUs are amortized on a straight-line basis. We have applied the provisions of authoritative guidance allowing the use of a “simplified” method, in developing an estimate of the expected term of “plain vanilla” share options.

Stock-based compensation includes expense charges for all stock-based awards to employees and directors. Such awards include option grants, RSU and DSU awards. The estimated fair value of our stock-based options and performance-based RSUs, less expected forfeitures, is amortized over the awards’ vesting period on a graded vesting basis, whereas the RSUs and DSUs are amortized on a straight-line basis.

The effect of recording stock-based compensation was as follows:

	For the Fiscal Years Ended January 31,
	2015	2014	2013
	(Amounts in thousands)
Stock-based compensation expense by type of award:
Stock options	$1,036	$453	$3,586
Restricted stock units	1,607	1,907	2,218
Deferred stock units	500	—	—
Performance-based restricted stock units	77	599	125

Total stock-based compensation	$3,220	$2,959	$5,929

Since additional option grants and RSU awards are expected to be made each year and options and awards vest over several years, the effects of applying authoritative guidance for recording stock-based compensation for the year ended January 31, 2015 are not indicative of future amounts.

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

The fair value of stock options granted was estimated at the date of grant using the following assumptions:

	For the Fiscal Years Ended January 31,
	2015	2014	2013
Expected term (in years)	6.5	5-7	3-7
Expected volatility (range)	46%	44-46%	49-52%
Weighted average volatility	46%	45%	52%
Risk-free interest rate	1.7%	0.7-0.9%	0.7-1.2%
Weighted average interest rate	1.7%	0.8%	1.2%
Expected dividend yield	0%	0%	0%

Market-Based Options

When market-based vesting is used on stock options (“Market Condition Options”) we use the Monte Carlo simulation model. The model simulates daily trading prices of the Market Condition Options’ expected term to determine if vesting conditions would be triggered during that term.

We appointed a new CEO on October 20, 2014, at which time he was granted 500,000 stock options to purchase the Company’s common stock. These stock options have an exercise price equal to our closing stock price on October 20, 2014, and will vest in approximately equal increments based upon the closing price of our common stock, but in no case earlier than six months from the date of grant. We recorded the fair value of these stock options using the Monte Carlo simulation model, since the stock option vesting is variable depending on the closing price of our traded common stock. Key input assumptions used to estimate the fair value of the Market Condition Options include exercise price, volatility, risk-free rate, the required rate of return on equity, annual turnover rate and the expected term to exercise. These assumptions are included in the table above for fiscal 2015. No other options were granted during this fiscal year. The model simulated the daily trading price of the Market Condition Options’ expected term to determine if the vesting conditions would be triggered during the term. As a result, the fair value of these stock options was estimated at $1.7 million. We have incurred stock compensation expense of $0.3 million for the period from the date of grant to and including January 31, 2015.

The following table summarizes the stock option activity (excluding RSUs and DSUs):

	For the Fiscal Years Ended January 31,
	2015		2014		2013
	Shares	Weighted average exercise price	Shares	Weighted average exercise price	Shares	Weighted average exercise price
Outstanding at beginning of period	1,502,176	$9.77	1,917,448	$10.35	2,125,371	$11.83
Granted	500,000	$7.23	12,500	$10.10	892,500	$8.21
Exercised	—	$—	(118,528)	$9.10	(304,550)	$7.19
Forfeited/expired/cancelled	(375,755)	$15.06	(309,244)	$13.78	(795,873)	$13.11

Outstanding at end of period	1,626,421	$7.77	1,502,176	$9.77	1,917,448	$10.35

Options exercisable at end of period	1,108,115	$8.02	1,440,521	$9.90	937,444	$12.78

Weighted average remaining contractual term (in years)		4.72		3.93		1.86

The weighted-average fair valuation at grant date of stock options granted during the years ended January 31, 2015, 2014 and 2013, was $3.39, $1.53, and $3.78, respectively. As of January 31, 2015, the unrecognized stock-based compensation related to the unvested stock options was approximately $1.4 million, net of estimated forfeitures. Total unrecognized compensation cost will be adjusted for any future changes in estimated changes in forfeitures. This cost will be recognized over an estimated weighted average amortization period of 1.6 years.

Intrinsic value is defined as the difference between the market price on the date of exercise and the grant date price. The aggregate intrinsic value for options outstanding was $0.1 million, $4.5 million and $1.4 million as of January 31, 2015, 2014 and 2013, respectively. The aggregate intrinsic value of vested shares and share options expected to vest as of January 31, 2015, 2014 and 2013 was $0.1 million, $4.4 million and $1.3 million, respectively. There were no stock options exercised in fiscal 2015. The total intrinsic value of options exercised during the years ended January 31, 2014 and 2013 was $0.3 million and $0.5 million, respectively.

The cash received from employees as a result of employee stock option exercises during fiscal years 2014 and 2013 was $1.1 million and $2.2 million, respectively.

The following table summarizes information about employee and director stock options outstanding and exercisable as of January 31, 2015:

	Options Outstanding			Options Exercisable
	Number outstanding	Weighted average remaining contractual terms (years)	Weighted average exercise price	Number exercisable	Weighted average exercise price
Range of exercise prices
$6.74 to $6.74	224,421	3.96	$6.74	207,781	$6.74
$7.00 to $7.48	501,000	6.10	$7.23	1,000	$7.00
$7.49 to $7.49	1,000	0.35	$7.49	1,000	$7.49
$7.72 to $7.72	4,500	0.44	$7.72	4,500	$7.72
$8.15 to $8.15	5,000	4.42	$8.15	3,334	$8.15
$8.22 to $8.22	875,000	4.24	$8.22	875,000	$8.22
$11.56 to $11.56	2,000	0.19	$11.56	2,000	$11.56
$12.95 to $12.95	2,000	0.17	$12.95	2,000	$12.95
$13.66 to $13.66	6,500	0.09	$13.66	6,500	$13.66
$16.56 to $16.56	5,000	0.01	$16.56	5,000	$16.56

	1,626,421	4.72	$7.77	1,108,115	$8.02

Restricted Stock Units and Deferred Stock Units

Pursuant to the 2011 Plan, we may grant RSUs and DSUs that entitle the recipient to acquire shares of our common stock. Awards of RSUs generally vest in equal increments on each of the first three anniversaries of the grant of the award. DSUs generally vest on the first anniversary of the grant. Stock-based compensation expense associated with the RSUs and DSUs is charged for the market value of our stock on the date of grant, assuming nominal forfeitures, and is amortized over the awards’ vesting period on a straight-line basis for awards with only a service condition and graded vesting basis for awards that include both a performance and service condition.

The following table summarizes the RSU and DSU activity:

	For the Fiscal Years Ended January 31,
	2015		2014		2013
	Shares	Weighted average grant date fair value	Shares	Weighted average grant date fair value	Shares	Weighted average grant date fair value
Nonvested at beginning of period	446,468	$9.81	552,980	$10.51	721,365	$10.46
Awarded	314,057	$8.60	146,411	$11.15	375,317	$8.62
Vested	(287,485)	$9.83	(205,928)	$12.61	(348,346)	$8.73
Forfeited/expired/cancelled	(37,734)	$10.01	(46,995)	$9.93	(195,356)	$9.87

Nonvested at end of period	435,306	$8.91	446,468	$9.81	552,980	$10.51

As of January 31, 2015, the unrecognized stock-based compensation related to the unvested RSUs and DSUs was $2.2 million. This cost will be recognized over an estimated weighted average amortization period of 2.3 years.

10. Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss consisted of the following:

	Foreign Currency Translation Adjustment	Changes in Fair Value of Available- for-Sale Investments	Accumulated Other Comprehensive Loss
Balance at January 31, 2013	$(1,856)	$30	$(1,826)
Other comprehensive loss	(294)	(12)	(306)

Balance at January 31, 2014	(2,150)	18	(2,132)
Other comprehensive loss	(3,647)	25	(3,622)

Balance at January 31, 2015	$(5,797)	$43	$(5,754)

Unrealized holding gains (losses) on securities available for sale are not material for the periods presented.

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

Significant Customers

The following table summarizes revenues by significant customers where such revenue exceeded 10% of total revenues for the indicated period:

	For Fiscal Years Ended January 31,
	2015	2014	2013
Customer A	17%	15%	18%
Customer B	15%	24%	21%
Customer C	N/A	10%	N/A

Geographic Information

The following summarizes revenues by customers’ geographic locations:

	For the Fiscal Years Ended January 31,
	2015		2014		2013
	Amount	%	Amount	%	Amount	%
	(Amounts in thousands, except percentages)
Revenues by customers’ geographic locations:
North America(1)	$64,755	56%	$77,105	53%	$94,155	60%
Europe and Middle East	39,387	34%	53,105	36%	49,824	32%
Latin America	6,829	6%	13,156	9%	11,777	7%
Asia Pacific	4,464	4%	2,953	2%	1,432	1%

Total revenues	$115,435		$146,319		$157,188

(1)	Includes total revenues for the United States for the periods shown as follows:

	For the Fiscal Years Ended January 31,
	2015	2014	2013
	(Amounts in thousands)
U.S. Revenue	$59,819	$66,903	$85,256
% of total revenue	51.8%	45.7%	54.2%

The following summarizes long-lived assets by geographic locations:

	January 31,
	2015		2014
	Amount	%	Amount	%
	(Amounts in thousands, except percentages)
Long-lived assets by geographic locations(1):
North America	$21,214	74%	$20,714	62%
Europe and Middle East	6,028	22%	11,097	33%
Asia Pacific	1,260	4%	1,461	5%

Total long-lived assets by geographic location	$28,502		$33,272

(1)	Excludes marketable securities, long-term and goodwill.

12. Income Taxes

The components of loss from continuing operations before income taxes are as follows:

	For the Fiscal Years Ended January 31,
	2015	2014	2013
	(Amounts in thousands)
Domestic	$(25,920)	$(15,049)	$(15,680)
Foreign	(2,694)	12,833	11,133

	$(28,614)	$(2,216)	$(4,547)

The components of the income tax (benefit) provision from continuing operations are as follows:

	For the Fiscal Years Ended January 31,
	2015	2014	2013
	(Amounts in thousands)
Current:
Federal	$—	$11	$—
State	(762)	50	231
Foreign	24	692	(1,305)

Total	(738)	753	(1,074)

Deferred:
Federal	—	—	—
State	—	—	(348)
Foreign	(368)	(698)	(133)

Total	(368)	(698)	(481)

Income tax (benefit) provision	$(1,106)	$55	$(1,555)

The income tax (benefit) provision for continuing operations computed using the federal statutory income tax rate differs from our effective tax rate primarily due to the following:

	For the Fiscal Years Ended January 31,
	2015	2014	2013
	(Amounts in thousands)
Statutory U.S. federal tax rate	$(10,014)	$(774)	$(952)
State taxes, net of federal tax benefit	(779)	33	81
Income (losses) not benefitted	8,913	92	(1,068)
Non-deductible stock compensation expense	—	15	142
Other(1)	(74)	694	858
Innovation box	(68)	260	(779)
Foreign tax rate differential	916	(265)	163

	$(1,106)	$55	$(1,555)

(1)	Within the other line item in the table above, other non-deductible expenses were not material in fiscal 2015 and were $0.3 million and $1.1 million for the fiscal years ended January 31, 2014 and 2013, respectively. These expenses have been aggregated with various adjustments related to differences in prior year U.S. and foreign tax provisions and the actual returns filed.

Our effective tax rate was a (benefit)/provision of (4%) and 3% for the fiscal years ended January 31, 2015 and 2014, respectively, and an effective tax rate benefit of (34%) for the fiscal year ended January 31, 2013.

The components of deferred income taxes are as follows:

	January 31,
	2015	2014
	(Amounts in thousands)
Deferred tax assets:
Accruals and reserves	$1,783	$2,009
Deferred revenue	761	1,881
Stock-based compensation expense	3,005	2,775
U.S. federal, state and foreign tax credits	7,670	6,616
Loss carryforwards	18,298	9,071

Deferred tax assets	31,517	22,352
Less: Valuation allowance	(30,369)	(20,789)

Net deferred tax assets	1,148	1,563
Deferred tax liabilities:
Intangible assets	1,267	2,823
Other	74	74
Property and equipment	869	283

Total net deferred tax liabilities	$(1,062)	$(1,617)

At January 31, 2015, we had federal, state and foreign net operating loss carry forwards of $37.1 million, $65.8 million and $2.1 million respectively, which can be used to offset future tax liabilities and expire at various dates beginning in fiscal 2016. Utilization of these net operating loss carry forwards may be limited pursuant to provisions of the respective local jurisdiction. At January 31, 2015, we had a federal capital loss carry forward of $10.8 million. This loss can only be utilized to offset capital gains and it expires in fiscal 2018. In addition, at January 31, 2015, we had federal and state research and development credit carry forwards of $3.8 million and $1.8 million respectively, and state investment tax credit carry forwards of $0.3 million. The federal credit carry forwards will expire at various dates beginning in fiscal 2016, if not utilized. Certain state credit carry forwards will expire at various dates, while certain other credit carry forwards may be carried forward indefinitely. Utilization of these credit carry forwards may be limited pursuant to provisions of the respective local jurisdiction. We also have alternative minimum tax credit carry forwards of $0.6 million which are available to reduce future federal regular income taxes over an indefinite period. We have foreign tax credit carry forwards of $2.0 million which are available to reduce future federal regular income taxes.

We review quarterly the adequacy of the valuation allowance for deferred tax assets. We have evaluated the positive and negative evidence bearing upon the realizability of our deferred tax assets and have established a valuation allowance of $30.4 million for such assets, which are comprised principally of net operating loss carry forwards, research and development credits, deferred revenue, inventory and stock-based compensation. If we generate pre-tax income in the future, some portion or all of the valuation allowance could be reversed and a corresponding increase in net income would be reported in future periods. The valuation allowance increased $9.6 million from $20.8 million at January 31, 2014.

At January 31, 2015, we have indefinitely reinvested $83.7 million of the cumulative undistributed earnings of certain foreign subsidiaries. Approximately $48 million of such earnings would be subject to U.S. taxes if repatriated to the United States. Through January 31, 2015, we have not provided deferred income taxes on the undistributed earnings of our foreign subsidiaries because such earnings are considered to be indefinitely reinvested outside the United States. Non-U.S. current and deferred income taxes have been provided in connection with our foreign subsidiaries’ continuing operations with the exception of a subsidiary in the British

Virgin Islands, which operates in a zero rate jurisdiction. Determination of the potential deferred income tax liability on these undistributed earnings is not practicable because such liability, if any, is dependent on circumstances existing if, and when, remittance occurs.

For the fiscal year ended January 31, 2015, we recognized incremental tax benefits of $0.5 million. This incremental tax benefit is primarily due to $0.3 million of tax benefit recorded for the expiration of the statute of limitations and $0.3 million for the effect of foreign translation, offset by $0.1 million in tax expense due to the increase in uncertain tax positions. None of the amounts included in the balance of unrecognized tax benefits at January 31, 2015 of $5.5 million are related to tax positions for which it is reasonably possible that the total amounts could significantly change during the next twelve months. We recognize accrued interest and penalties related to uncertain tax positions in income tax expense. A reconciliation of the beginning and ending balance of the total amounts of gross unrecognized tax benefits is as follows:

	For the Fiscal Years Ended January 31,
	2015	2014
	(Amounts in thousands)
Balance of gross unrecognized tax benefits, beginning of period	$6,035	$9,364
Gross amounts of increases in unrecognized tax benefits as a result of tax positions taken in the current period	96	445
Decrease due to expiration of statute of limitation	(275)	(439)
Gross decrease in prior period positions	—	(3,379)
Effect of currency translation	(329)	44

Balance of gross unrecognized tax benefits, end of period	$5,527	$6,035

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

13. Employee Benefit Plans

We sponsor a 401(k) retirement savings plan (the “Plan”) that covers substantially all domestic employees of SeaChange. The Plan allows employees to contribute gross salary through payroll deductions up to the legally mandated limit based on their jurisdiction. Participation in the Plan is available to full-time employees who meet eligibility requirements. We also contribute to various retirement plans for our employees outside the United States of which the amounts will vary, according to the local plans specific to each foreign location. During fiscal 2015, 2014 and 2013, we contributed $1.7 million, $1.7 million and $1.4 million, respectively.

We have a statutory pension benefit obligation covering current employees in the Philippines. We recorded a total of approximately $39,000 and $33,000 in interest costs in fiscal 2015 and fiscal 2014, respectively, and $0.2 million in service costs in both fiscal years relating to this obligation. We also recorded an actuarial loss of $0.4 million to this obligation in fiscal 2015, while no actuarial gain (loss) was recorded in fiscal 2014. The total unfunded projected benefit obligation was $1.2 million and $0.7 million as of January 31, 2015 and 2014, respectively, and recorded in other liabilities, long-term, in our consolidated balance sheets. We do not anticipate to begin paying this obligation until fiscal 2020 and estimate $0.3 million in benefit payments through fiscal 2025. We used projected discount rates of 4.2% and 5.9% for fiscal 2015 and 2014, respectively, and a compensation increase rate of 7%, in the calculation of our benefit obligation and periodic benefit costs. During fiscal years 2015, 2014 and 2013, we recorded $0.5 million, $0.2 million and $0.2 million, respectively, in periodic benefit costs for this obligation.

14. Net Loss Per Share

Net loss per share is presented in accordance with authoritative guidance which requires the presentation of “basic” and “diluted” earnings per share. Basic net loss per share is computed by dividing earnings available to common shareholders by the weighted average shares of common stock outstanding during the period. For the purposes of calculating diluted net loss per share, the denominator includes both the weighted average number of shares of common stock outstanding during the period and the weighted average number of shares of potential dilutive shares of common stock, such as stock options, RSUs and DSUs, calculated using the treasury stock method. Basic and diluted net loss per share was the same for all the periods presented as the impact of potential dilutive shares outstanding was anti-dilutive.

The following table sets forth our computation of basic and diluted net loss per common share (amounts in thousands, except per share data):

	For the Fiscal Years Ended January 31,
	2015	2014	2013
Net loss from continuing operations	$(27,489)	$(2,227)	$(2,799)
Net income (loss) from discontinued operations	5	(803)	(16,366)

Net loss	$(27,484)	$(3,030)	$(19,165)

Weighted average shares used in computing net loss per share—basic	32,772	32,718	32,494
Effect of dilutive shares:
Stock options	—	—	—
Restricted stock units	—	—	—
Deferred stock units

Dilutive potential common shares	—	—	—

Weighted average shares used in computing net loss per share—diluted	32,772	32,718	32,494

Net loss per share—basic:
Loss from continuing operations	$(0.84)	$(0.07)	$(0.09)
Loss income from discontinued operations	0.00	(0.02)	(0.50)

Net loss per share—basic	$(0.84)	$(0.09)	$(0.59)

Net loss per share—diluted:
Loss from continuing operations	$(0.84)	$(0.07)	$(0.09)
Loss from discontinued operations	0.00	(0.02)	(0.50)

Net loss per share—diluted	$(0.84)	$(0.09)	$(0.59)

The number of common shares used in the computation of diluted net loss per share for the periods presented does not include the effect of the following potentially outstanding common shares because the effect would have been anti-dilutive (amounts in thousands):

	For the Fiscal Year Ended January 31,
	2015	2014	2013
Stock options	1,586	913	1,707
Restricted stock units	217	473	529
Deferred stock units	11	—	—

Total	1,814	1,386	2,236

15. Quarterly Results of Operations—Unaudited

The following table sets forth certain unaudited quarterly results of operations for fiscal 2015 and fiscal 2014. In the opinion of management, this information has been prepared on the same basis as the audited consolidated financial statements and all necessary adjustments, consisting only of normal recurring adjustments, have been included in the amounts stated below to present fairly the quarterly information when read in conjunction with the audited consolidated financial statements and notes thereto included elsewhere in this Form 10-K. The quarterly operating results are not necessarily indicative of future results of operations.

	Fiscal Year Ended January 31, 2015
	Q1	Q2	Q3	Q4
	(Amounts in thousands, except per share data)
Revenue	$24,337	$29,849	$29,970	$31,279
Gross profit	10,891	15,387	14,793	16,036
Operating expenses	21,026	20,574	20,660	21,300
Net loss from continuing operations	(9,467)	(5,687)	(6,195)	(6,140)
Net income (loss) from discontinued operations (1)	—	119	(114)	—
Net loss	(9,467)	(5,568)	(6,309)	(6,140)
Net loss per share from continuing operations (2):
Basic loss per share	$(0.29)	$(0.17)	$(0.19)	$(0.19)
Diluted loss per share	$(0.29)	$(0.17)	$(0.19)	$(0.19)
Income (loss) per share from discontinued operations (2):
Basic income (loss) per share	$—	$0.00	$(0.00)	$—
Diluted income (loss) per share	$—	$0.00	$(0.00)	$—
Loss per share (2):
Basic loss per share	$(0.29)	$(0.17)	$(0.19)	$(0.19)
Diluted loss per share	$(0.29)	$(0.17)	$(0.19)	$(0.19)

	Fiscal Year Ended January 31, 2014
	Q1	Q2	Q3	Q4
	(Amounts in thousands, except per share data)
Revenue	$35,552	$37,380	$37,771	$35,616
Gross profit	19,084	21,362	20,888	17,865
Operating expenses	20,900	20,827	20,359	18,742
Net (loss) income from continuing operations	(2,020)	343	798	(1,348)
Net income (loss) from discontinued operations (1)	35	(558)	(221)	(59)
Net (loss) income	(1,985)	(215)	577	(1,407)
Net (loss) income per share from continuing operations (2):
Basic (loss) income per share	$(0.06)	$0.01	$0.02	$(0.04)
Diluted (loss) income per share	$(0.06)	$0.01	$0.02	$(0.04)
Income (loss) per share from discontinued operations (2):
Basic income (loss) per share	$0.00	$(0.02)	$(0.00)	$(0.00)
Diluted income (loss) per share	$0.00	$(0.02)	$(0.00)	$(0.00)
(Loss) income per share (2):
Basic (loss) income per share	$(0.06)	$(0.01)	$0.02	$(0.04)
Diluted (loss) income per share	$(0.06)	$(0.01)	$0.02	$(0.04)

(1)	In May 2012, we completed the sale of our broadcast servers and storage business and our media services business. As a result, both businesses have been reported as discontinued operations in our consolidated financial statements.
(2)	The sum of per share data may not agree to annual amounts due to rounding.

16. Subsequent Events

Acquisition of Timeline Labs

On February 2, 2015, we acquired TLL, LLC (“Timeline Labs”), pursuant to an Agreement and Plan of Merger (the “Merger Agreement”) dated December 22, 2014 for:

•	$12.6 million in cash paid at closing reduced by any indebtedness and any amounts withdrawn by Timeline Labs from the escrow established for working capital purposes;

•	$1.9 million in shares of our common stock paid at closing (344,055 shares);

•	$1.4 million in cash and $0.5 million in shares of our common stock deposited in escrow at closing with respect to specified indemnification matters;

•	Deferred stock consideration aggregating $5.6 million in shares of our common stock, paid six months from closing and one year from closing with an aggregate $0.6 million in value of such shares deposited in escrow with respect to specified indemnification matters; and

•	Earnout payments totaling up to $2.5 million to be settled in shares of our common stock, based on the operations of Timeline Labs, measured by qualifying revenue, on a cumulative and one-year performance target basis for the periods ended January 31, 2016 and 2017.

Timeline Labs is a California-based Software-as-a-service (“SaaS”) company that enables local broadcasters, national news organizations and other media companies and brands to analyze social media messages in real-time, find and broadcast social trends, and measure viewing audience engagement across television, mobile and personal computers. Results of operations for Timeline Labs will be included in SeaChange’s consolidated financial statements from the date of acquisition.

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

Our management assessed the effectiveness of our internal control over financial reporting as of January 31, 2015. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in the 2013 Internal Control—Integrated Framework. Based on our assessment, management concluded that, as of January 31, 2015, our internal control over financial reporting was effective based on those criteria.

The effectiveness of our internal control over financial reporting as of January 31, 2015 has been audited by Grant Thornton LLP, our independent registered public accounting firm, as stated in their report which is included immediately below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of SeaChange International, Inc.

We have audited the internal control over financial reporting of SeaChange International, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of January 31, 2015, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 31, 2015, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company as of and for the year ended January 31, 2015, and our report dated April 7, 2015 expressed an unqualified opinion on those financial statements.

/s/ GRANT THORNTON LLP

Boston, Massachusetts

April 7, 2015

(C) Changes in Internal Control over Financial Reporting

As a result of the evaluation completed by management, and in which Messrs. Samit and Dias participated, we have concluded that there were no changes during the fiscal quarter ended January 31, 2015 in our internal control over financial reporting, which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information concerning our directors is hereby incorporated by reference from the information contained under the heading “Election of Directors” in our definitive proxy statement related to our Annual Meeting of Stockholders to be held on or about July 15, 2015 which will be filed with the Commission within 120 days after the close of the fiscal year (the “Definitive Proxy Statement”).

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

Equity Compensation Plan Information

The following table provides information about the common stock that may be issued upon the exercise of options, warrants and rights under all of our existing equity compensation plans as of January 31, 2015, including our Amended and Restated 2011 Compensation and Incentive Plan (the “2011 Plan”).

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)	1,626,421	$7.77	2,484,004	(2)

(1)	Consists of the 2011 Plan and the Amended and Restated 2005 Equity Compensation and Incentive Plan.
(2)	As of January 31, 2015, there were 2,484,004 shares remaining available for issuance under the 2011 Plan.

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1) Index to the Consolidated Financial Statements

The following Consolidated Financial Statements of the Registrant are included in Part II, Item 8., “Financial Statements and Supplementary Data,” of this Form 10-K:

(a)(2) Index to Financial Statement Schedule

The following Financial Statement Schedule of the Registrant is filed as part of this report:

Page
Schedule II—Valuation and Qualifying Accounts	96

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

Exhibit No.	Description

2.1	Agreement and Plan of Merger, dated as of December 22, 2014, by and among the Company, TLL,LLC and the other parties set forth on the signature pages thereto (filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K previously filed December 22, 2014 with the Commission (File No. 000-21393) and incorporated herein by reference).

3.1	Amended and Restated Certificate of Incorporation of the Company (filed as Exhibit 3.3 to the Company’s Registration Statement on Form S-1 previously filed on November 4, 1996 with the Commission (File No. 333-12233) and incorporated herein by reference).

3.2	Certificate of Amendment, filed May 25, 2000 with the Secretary of State in the State of Delaware, to the Amended and Restated Certificate of Incorporation of the Company (filed as Exhibit 4.1 to the Company’s Quarterly Report on 10-Q previously filed on December 15, 2000 with the Commission (Filed No. 000-21393) and incorporated herein by reference).

3.3	Amended and Restated By-laws of the Company (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K previously filed on July 17, 2013 with the Commission (File No. 000-21393) and incorporated herein by reference).

Exhibit No.	Description

4.1	Specimen certificate representing the Common Stock (filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-1 previously filed on November 4, 1996 with the Commission (File No. 333-12233) and incorporated herein by reference).

10.1	Amended and Restated 2011 Compensation and Incentive Plan (filed as Appendix A to the Company’s Proxy Statement on Schedule 14A previously filed May 23, 2013 with the Commission (File No. 000-21393) and incorporated herein by reference).

10.2	Form of Restricted Stock Unit Agreement pursuant to the Company’s 2011 Compensation and Incentive Plan (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K previously filed July 20, 2011 with the Commission (File No. 000-21393) and incorporated herein by reference).

10.3	Form of Incentive Stock Option Agreement pursuant to the Company’s 2011 Compensation and Incentive Plan (filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q previously filed December 5, 2014 with the Commission (File No. 000-21393) and incorporated herein by reference).

10.4	Form of Deferred Stock Unit Award Grant Notice pursuant to the Company’s 2011 Compensation and Incentive Plan (filed as Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q previously filed December 5, 2014 with the Commission (File No. 000-21393) and incorporated herein by reference).

10.5	Form of Non-Qualified Stock Option Agreement for Employees pursuant to the Company’s 2011 Compensation and Incentive Plan (filed as Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q previously filed December 5, 2014 with the Commission (File No. 000-21393) and incorporated herein by reference).

10.6	Form of Restricted Stock Unit Agreement for Non-Employee Directors pursuant to the Company’s 2011 Compensation and Incentive Plan (filed as Exhibit 10.3 to the Company’s Annual Report on Form 10-K previously filed on April 4, 2014 with the Commission (File No. 000-21393) and incorporated herein by reference).

10.7	Amended and Restated 2005 Equity Compensation and Incentive Plan (filed as Appendix A to the Company’s Proxy Statement on Schedule 14A previously filed May 25, 2007 with the Commission (File No. 000-21393) and incorporated herein by reference).

10.8	Form of Restricted Stock Unit Agreement pursuant to the Company’s 2005 Equity Compensation and Incentive Plan (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K previously filed December 14, 2005 with the Commission (File No. 000-21393) and incorporated herein by reference).

10.9	Form of Incentive Stock Option Agreement pursuant to the Company’s 2005 Equity Compensation and Incentive Plan (filed as Exhibit 10.3 to the Company’s Annual Report on Form 10-K previously filed on April 17, 2006 with the Commission (File No. 000-21393) and incorporated herein by reference).

10.10	Form of Non-Qualified Stock Option Agreement pursuant to the Company’s 2005 Equity Compensation and Incentive Plan (filed as Exhibit 10.4 to the Company’s Annual Report on Form 10-K previously filed on April 17, 2006 with the Commission (File No. 000-21393) and incorporated herein by reference).

10.11	Amended and Restated 1995 Stock Option Plan (filed as Annex B to the Company’s Proxy Statement on Form 14a previously filed on May 31, 2001 with the Commission (File No. 000-21393) and incorporated herein by reference).

Exhibit No.	Description

10.12	Form of Incentive Stock Option Agreement pursuant to SeaChange’s Amended and Restated 1995 Stock Option Plan (filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on October 6, 2004 with the Commission (File No. 000-21393) and incorporated herein by reference).

10.13	Form of Non-Qualified Stock Option Agreement pursuant to SeaChange’s Amended and Restated 1995 Stock Option Plan (filed as Exhibit 99.2 to the Company’s Current Report on Form 8-K filed on October 6, 2004 with the Commission (File No. 000-21393) and incorporated herein by reference).

10.14	1996 Non-Employee Director Stock Option Plan (filed as Exhibit 10.2 to the Company’s Registration Statement on Form S-1 previously filed on November 4, 1996 with the Commission (File No. 333-12233) and incorporated herein by reference).

10.15	Line of Credit Agreement, dated as of November 28, 2012, by and among SeaChange International, Inc. and JP Morgan Chase Bank, N.A. (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q previously filed on December 7, 2012 (File No. 000-21393) and incorporated herein by reference).

10.16	Change-in-Control Severance Agreement, dated as of April 30, 2012, by and between SeaChange International, Inc. and Raghu Rau (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 1, 2012 (File No. 000-21393) and incorporated herein by reference).

10.17	Change-in-Control Severance Agreement, dated as of February 26, 2013, by and between SeaChange International, Inc. and David McEvoy (filed as Exhibit 10.13 to the Company’s Annual Report on Form 10-K filed on April 10, 2013 (File No. 000-21393) and incorporated herein by reference).

10.18	Change-in-Control Severance Agreement, dated as of February 26, 2013, by and between SeaChange International, Inc. and Anthony Dias (filed as Exhibit 10.14 to the Company’s Annual Report on Form 10-K filed on April 10, 2013 (File No. 000-21393) and incorporated herein by reference).

10.19	Form of Indemnification Agreement (filed as Exhibit 10.15 to the Company’s Annual Report on Form 10-K filed on April 10, 2013 (File No. 000-21393) and incorporated herein by reference).

10.20	Separation Agreement and Release of Claims, dated as of October 20, 2014, by and between the Company and Raghu Rau (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K previously filed October 22, 2014 with the Commission (File No. 000-21393) and incorporated herein by reference).

10.21	Change-in-Control Severance Agreement, dated as of October 20, 2014, by and between the Company and Jay A. Samit (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K previously filed October 22, 2014 with the Commission (File No. 000-21393) and incorporated herein by reference).

10.22	Indemnification Agreement, dated as of October 20, 2014, by and between the Company and Jay A. Samit (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K previously filed October 22, 2014 with the Commission (File No. 000-21393) and incorporated herein by reference).

10.23	Offer Letter, dated as of October 20, 2014, by and between the Company and Jay A. Samit (filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q previously filed December 5, 2014 with the Commission (File No. 000-21393) and incorporated herein by reference).

21.1*	List of Subsidiaries of the Registrant.

Exhibit No.	Description

23.1*	Consent of Grant Thornton LLP.

24.1	Power of Attorney (included on signature page).

31.1*	Certification Pursuant to Rule 13a-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification Pursuant to Rule 13a-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*	Provided herewith.

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

SEACHANGE INTERNATIONAL, INC.

Schedule II—Valuation and Qualifying Accounts

For the Fiscal Years Ended January 31, 2015, 2014 and 2013

Description	Balance at beginning of period	Additions		Deductions and write- offs	Balance at end of period
		Charged to costs and expenses	Charged to other accounts
	(Amounts in thousands)
Accounts Receivable Allowance:
Year ended January 31, 2015	$327	$80	$—	$(7)	$400
Year ended January 31, 2014	$946	$286	$31	$(936)	$327
Year ended January 31, 2013	$1,127	$—	$13	$(194)	$946

Deferred Tax Assets Valuation Allowance:
Year ended January 31, 2015	$20,789	$9,580	$—	$—	$30,369
Year ended January 31, 2014	$19,965	$824	$—	$—	$20,789
Year ended January 31, 2013	$12,254	$7,711	$—	$—	$19,965

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, SeaChange International, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SEACHANGE INTERNATIONAL, INC.

Dated: April 7, 2015	By:	/s/ JAY A. SAMIT
Jay A. Samit
Chief Executive Officer and Director

POWER OF ATTORNEY AND SIGNATURES

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Jay A. Samit and Anthony C. Dias, jointly and severally, his attorney-in-fact, each with the power of substitution, for him in any and all capacities, to sign any amendments to this Form 10-K and to file same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title(s)	Date
/s/ JAY A. SAMIT Jay A. Samit	Chief Executive Officer, Director (Principal Executive Officer)	April 7, 2015

/s/ ANTHONY C. DIAS Anthony C. Dias	Chief Financial Officer, Senior Vice President, Finance and Administration and Treasurer (Principal Financial and Accounting Officer)	April 7, 2015

/s/ MARY PALERMO COTTON Mary Palermo Cotton	Director	April 7, 2015

/s/ STEVE CRADDOCK Steve Craddock	Director	April 7, 2015

/s/ THOMAS F. OLSON Thomas F. Olson	Director	April 7, 2015

/s/ EDWARD TERINO Edward Terino	Director	April 7, 2015

/s/ CARMINE VONA Carmine Vona	Director	April 7, 2015

/s/ ED WILSON Ed Wilson	Director	April 7, 2015