Form 10-Q
period 2015-04-30
SEACHANGE INTERNATIONAL INC
filed 2015-06-05
CIK 1019671

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2015

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

The number of shares outstanding of the registrant’s Common Stock on June 2, 2015 was 33,308,575.

SEACHANGE INTERNATIONAL, INC.

PART I – FINANCIAL INFORMATION

ITEM 1. Financial Statements

SEACHANGE INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share data)

	April 30, 2015	January 31, 2015
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$72,971	$90,019
Restricted cash	—	1,073
Marketable securities	3,507	7,516
Accounts and other receivables, net of allowance for doubtful accounts of $451 and $400 at April 30, 2015 and January 31, 2015, respectively	16,989	24,962
Unbilled receivables	9,380	6,588
Inventories, net	2,918	2,864
Prepaid expenses and other current assets	4,152	3,026

Total current assets	109,917	136,048
Property and equipment, net	15,349	15,869
Marketable securities, long-term	8,783	6,793
Investments in affiliates	3,081	3,051
Intangible assets, net	12,862	7,314
Goodwill	58,134	41,008
Other assets	1,621	2,268

Total assets	$209,747	$212,351

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$5,199	$5,129
Deferred stock consideration	6,739	—
Other accrued expenses	10,889	12,507
Deferred revenues	15,804	17,398

Total current liabilities	38,631	35,034
Deferred revenue, long-term	1,538	1,690
Other liabilities, long-term	1,855	1,493
Taxes payable, long-term	1,975	1,993
Deferred tax liabilities, long-term	1,073	1,090

Total liabilities	45,072	41,300

Commitments and contingencies (Note 6)

Stockholders’ equity:
Common stock, $0.01 par value; 100,000,000 shares authorized; 33,379,641 shares issued and 33,339,857 outstanding at April 30, 2015, and 32,733,636 shares issued and 32,693,852 outstanding at January 31, 2015	334	327
Additional paid-in capital	223,382	219,651
Treasury stock, at cost; 39,784 common shares	(1)	(1)
Accumulated loss	(52,997)	(43,172)
Accumulated other comprehensive loss	(6,043)	(5,754)

Total stockholders’ equity	164,675	171,051

Total liabilities and stockholders’ equity	$209,747	$212,351

The accompanying notes are an integral part of these unaudited, consolidated financial statements.

SEACHANGE INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited, amounts in thousands, except per share data)

	Three Months Ended April 30,
	2015	2014
Revenues:
Products	$3,164	$5,058
Services	20,013	19,279

Total revenues	23,177	24,337

Cost of revenues:
Products	1,677	1,544
Services	11,203	11,595
Amortization of intangible assets	181	270
Stock-based compensation expense	—	37

Total cost of revenues	13,061	13,446

Gross profit	10,116	10,891

Operating expenses:
Research and development	9,533	10,928
Selling and marketing	3,668	3,438
General and administrative	3,887	4,016
Amortization of intangible assets	941	1,509
Stock-based compensation expense	711	559
Earn-outs and change in fair value of earn-outs	502	—
Professional fees - other	128	102
Severance and other restructuring costs	212	474

Total operating expenses	19,582	21,026

Loss from operations	(9,466)	(10,135)
Other (expense) income, net	(229)	415

Loss before income taxes and equity income in earnings of affiliates	(9,695)	(9,720)
Income tax provision (benefit)	147	(234)
Equity income in earnings of affiliates, net of tax	17	19

Net loss	$(9,825)	$(9,467)

Net loss	$(9,825)	$(9,467)
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustment	(277)	520
Unrealized (loss) gain on marketable securities	(12)	5

Comprehensive loss	$(10,114)	$(8,942)

Net loss per share:
Basic	$(0.29)	$(0.29)

Diluted	$(0.29)	$(0.29)

Weighted average common shares outstanding:
Basic	33,328	32,985

Diluted	33,328	32,985

The accompanying notes are an integral part of these unaudited, consolidated financial statements.

SEACHANGE INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, amounts in thousands)

	Three Months Ended April 30,
	2015	2014
Cash flows from operating activities:
Net loss	$(9,825)	$(9,467)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of property and equipment	870	995
Amortization of intangible assets	1,122	1,779
Fair value of acquisition related contingent consideration	502	—
Stock-based compensation expense	711	596
Other	89	11
Changes in operating assets and liabilities, excluding impact of acquisition:
Accounts receivable	7,822	4,855
Unbilled receivables	(2,864)	40
Inventories	(148)	244
Prepaid expenses and other assets	(1,091)	(1,793)
Accounts payable	119	771
Accrued expenses	(2,118)	(3,731)
Deferred revenues	(1,467)	277
Other	(465)	141

Total cash used in operating activities	(6,743)	(5,282)

Cash flows from investing activities:
Purchases of property and equipment	(282)	(371)
Capitalized internal use software	(749)	—
Purchases of marketable securities	(2,033)	(1,543)
Proceeds from sale and maturity of marketable securities	4,034	538
Investment in affiliate	—	(2,000)
Cash paid for acquisition of business, net of cash acquired	(11,686)	—

Total cash used in investing activities	(10,716)	(3,376)

Cash flows from financing activities:
Repurchases of common stock	—	(3,504)

Total cash used in financing activities	—	(3,504)

Effect of exchange rate changes on cash	411	(315)

Net decrease in cash and cash equivalents	(17,048)	(12,477)

Cash and cash equivalents, beginning of period	90,019	115,734

Cash and cash equivalents, end of period	$72,971	$103,257

Supplemental disclosure of cash flow information:
Income taxes paid	$183	$248
Interest paid	$—	$2
Supplemental disclosure of non-cash investing activities:
Transfer of items originally classified as inventories to equipment	$80	$123

The accompanying notes are an integral part of these unaudited, consolidated financial statements.

SEACHANGE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Nature of Business and Basis of Presentation

The Company

SeaChange International, Inc. and its consolidated subsidiaries (collectively “SeaChange”, “we”, or the “Company”) is an industry leader in the delivery of multiscreen video. Our products and services facilitate the aggregation, licensing, management and distribution of video and television advertising content to cable television system operators, telecommunications and media companies.

Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of SeaChange International, Inc. and its subsidiaries (“SeaChange” or the “Company”) and are prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial reports as well as rules and regulations of the Securities and Exchange Commission (“SEC”). All intercompany transactions and balances have been eliminated. Certain information and footnote disclosures normally included in financial statements prepared under U.S. GAAP have been condensed or omitted pursuant to such regulations. However, we believe that the disclosures are adequate to make the information presented not misleading. In the opinion of management, the accompanying financial statements include all adjustments necessary to present a fair presentation of the consolidated financial statements for the periods shown. These consolidated financial statements should be read in conjunction with our most recently audited financial statements and related footnotes included in our Annual Report on Form 10-K (“Form 10-K”) as filed with the SEC. The balance sheet data as of January 31, 2015 that is included in this Quarterly Report on Form 10-Q (“Form 10-Q”) was derived from our audited financial statements.

The preparation of these financial statements in conformity with U.S. GAAP, requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and disclosure of contingent assets and liabilities. Interim results are not necessarily indicative of the operating results for the full fiscal year or any future periods and actual results may differ from our estimates. During the three months ended April 30, 2015, there have been no material changes to our significant accounting policies that were described in our fiscal 2015 Form 10-K, as filed with the SEC.

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

The fair value hierarchy is broken down into three levels based on the reliability of inputs and requires an entity to maximize the use of observable inputs, where available. The following summarizes the three levels of inputs required, as well as the assets and liabilities that we value using those levels of inputs:

•	Level 1 – Observable inputs that reflect quoted prices for identical assets or liabilities in active markets.

•	Level 2 – Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not very active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

•	Level 3 – Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. The fair value of the contingent consideration obligations related to our business acquisitions are valued using Level 3 inputs.

Valuation Techniques

Inputs to valuation techniques are observable and unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect our market assumptions. When developing fair value estimates for certain financial assets and liabilities, we maximize the use of observable inputs and minimize the use of unobservable inputs. When available, we use quoted market prices, market comparables and discounted cash flow projections. Financial assets include money market funds, U.S. treasury notes or bonds and U.S. government agency bonds.

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

Fair Value Measurements of Assets and Liabilities

The following tables set forth our financial assets and liabilities that were accounted for at fair value on a recurring basis as of April 30, 2015 and January 31, 2015:

		Fair Value at April 30, 2015 Using
	April 30, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Amounts in thousands)
Financial assets:
Money market accounts (a)	$3,615	$3,615	$—	$—
Available for sale marketable securities:
Current marketable securities:
U.S. treasury notes and bonds - conventional	1,500	1,500	—	—
U.S. government agency issues	2,007	—	2,007	—
Non-current marketable securities:
U.S. treasury notes and bonds - conventional	6,279	6,279	—	—
U.S. government agency issues	2,504	—	2,504	—

Total	$15,905	$11,394	$4,511	$—

Financial liabilities:
Contingent consideration (b)	$1,017	$—	$—	$1,017

		Fair Value at January 31, 2015 Using
	January 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Amounts in thousands)
Financial assets:
Money market accounts (a)	$1,575	$1,575	$—	$—
Available for sale marketable securities:
Current marketable securities:
U.S. treasury notes and bonds - conventional	1,501	1,501	—	—
U.S. government agency issues	6,015	—	6,015	—
Non-current marketable securities:
U.S. treasury notes and bonds - conventional	4,286	4,286
U.S. government agency issues	2,507	—	2,507	—

Total	$15,884	$7,362	$8,522	$—

(a)	Money market funds and U.S. treasury bills are included in cash and cash equivalents on the accompanying consolidated balance sheet and are valued at quoted market prices for identical instruments in active markets.
(b)	The fair value of our contingent consideration arrangement is determined based on management’s evaluation as to the probability of achieving certain defined performance criteria based on the expected future performance of the acquired entity, as well as the fair value of the estimated shares of the Company’s common stock to be issued. There was no change to this Level 3 liability in the three months ended April 30, 2015.

Available-For-Sale Securities

We determine the appropriate classification of debt investment securities at the time of purchase and reevaluate such designation as of each balance sheet date. Our investment portfolio consists of money market funds, U.S. treasury notes and bonds, and U.S. government agency notes and bonds as of April 30, 2015 and January 31, 2015. All highly liquid investments with an original maturity of three months or less when purchased are considered to be cash equivalents. All cash equivalents are carried at cost, which approximates fair value. Our marketable securities are classified as available-for-sale and are reported at fair value with unrealized gains and losses, net of tax, reported in stockholders’ equity as a component of accumulated other comprehensive loss. The amortization of premiums and accretion of discounts to maturity are computed under the effective interest method and are included in other expenses, net, in our consolidated statements of operations and comprehensive loss. Interest on securities is recorded as earned and is also included in other expenses, net. Any realized gains or losses would be shown in the accompanying consolidated statements of operations and comprehensive loss in other expenses, net. We provide fair value measurement disclosures of available-for-sale securities in accordance with one of three levels of fair value measurement mentioned above.

The following is a summary of cash, cash equivalents and available-for-sale securities, including the cost basis, aggregate fair value and gross unrealized gains and losses, for short- and long-term marketable securities portfolio as of April 30, 2015 and January 31, 2015:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(Amounts in thousands)
April 30, 2015:
Cash	$69,356	$—	$—	$69,356
Cash equivalents	3,615	—	—	3,615

Cash and cash equivalents	72,971	—	—	72,971

U.S. treasury notes and bonds - short-term	1,499	1		1,500
U.S. treasury notes and bonds - long-term	6,267	12	—	6,279
U.S. government agency issues - short-term	2,003	4	—	2,007
U.S. government agency issues - long-term	2,490	14		2,504

Total cash, cash equivalents and marketable securities	$85,230	$31	$—	$85,261

January 31, 2015:
Cash	$88,444	$—	$—	$88,444
Cash equivalents	1,575	—	—	1,575

Cash and cash equivalents	90,019	—	—	90,019

U.S. treasury notes and bonds - short-term	1,500	1		1,501
U.S. treasury notes and bonds - long-term	4,268	18	—	4,286
U.S. government agency issues - short-term	6,008	7	—	6,015
U.S. government agency issues - long-term	2,490	17		2,507

Total cash, cash equivalents and marketable securities	$104,285	$43	$—	$104,328

The following is a schedule of the contractual maturities of available-for-sale investments as of April 30, 2015 (amounts in thousands):

Estimated Fair Value
Maturity of one year or less	$3,507
Maturity between one and five years	8,783

Total	$12,290

Cash, Cash Equivalents and Marketable Securities

Cash and cash equivalents consist primarily of highly liquid investments in money market mutual funds, government sponsored enterprise obligations, treasury bills, commercial paper and other money market securities with remaining maturities at date of purchase of 90 days or less.

Restricted Cash

In December 2014, in conjunction with our acquisition of TLL, LLC (“Timeline Labs”) (see Note 3 below), we entered into an agreement to fund a $2.5 million escrow from which Timeline Labs could make withdrawals for working capital purposes in advance of the February 2, 2015 acquisition date. The unused portion as of January 31, 2015, being $1.1 million, was classified as restricted cash in our consolidated balance sheet as of January 31, 2015. On February 2, 2015 this amount was retained by the Company.

The fair value of cash, cash equivalents, restricted cash and marketable securities at April 30, 2015 and January 31, 2015 was $85.3 million and $105.4 million, respectively.

Contingent Consideration

We determined the fair value of the contingent consideration in connection with the acquisition of Timeline Labs on February 2, 2015 using a method that incorporates the Black-Scholes valuation model to establish the value of the shares of our common stock in addition to an evaluation of the probability of achievement. This fair value measurement is based on significant inputs not observed in the market and thus represents a Level 3 measurement. Any change in the fair value of the contingent consideration subsequent to the acquisition date, such as changes in our estimates of the performance goals, will be recognized in earnings in the period the estimated fair value changes. For contingent consideration arrangements which contain an employment requirement and as a result is considered compensation expense, we will recognize a liability once the requisite service period has been completed.

3.	Acquisition of TLL, LLC

On February 2, 2015, pursuant to an Agreement and Plan of Merger (the “Merger Agreement”), dated as of December 22, 2014, we acquired 100% of the member interests in TLL, LLC (“Timeline Labs”), a privately-owned California-based software-as-a-service (“SaaS”) company that enables local broadcasters, national news organizations and other media companies and brands to analyze social media messages in real-time, find and broadcast social trends, and measure viewing audience engagement across television, mobile and personal computers.

We accounted for the acquisition of Timeline Labs as a business combination and the financial results of Timeline Labs have been included in our consolidated financial statements as of the date of acquisition. Under the acquisition method of accounting, the purchase price was allocated to SeaChange’s net tangible and intangible assets based upon their fair values as of February 2, 2015.

The preliminary allocation of the purchase price is as follows (amounts in thousands, except for share data):

Fair value of consideration:
Cash, net of cash acquired	$14,186
Closing stock consideration	3,025
Deferred stock consideration	6,739
Contingent consideration	514

Total purchase price	$24,464

Fair value of assets acquired and liabilities assumed:
Current assets	249
Other long-term assets	108
Finite-life intangible assets	6,720
Goodwill	17,453
Current liabilities	(66)

Allocated purchase price	$24,464

Fair Value of Consideration Transferred

Upon completion of the acquisition, the Company made cash consideration payments to the former members of Timeline Labs in the amount of $14.2 million (“Closing Cash Consideration”), which includes $0.2 million of preliminary working capital adjustments. The Closing Cash Consideration included $1.4 million applied from an escrow that was funded by the Company in the fourth quarter of fiscal 2015. Additionally, the Company issued 344,055 shares of common stock to the former members of Timeline Labs and deposited 173,265 shares of common stock into escrow as of the acquisition date.

The Company is also obligated to issue shares of common stock at the six month and twelve month anniversaries of the acquisition date. The aggregate acquisition date fair value of the estimated shares for both anniversary date issuances is $6.7 million and is classified in the consolidated balance sheet as a current liability.

Contingent Consideration

A former holder of a specified series of interest of Timeline Labs is eligible to receive additional earn-out consideration, consisting of shares of our common stock, if defined performance criteria are achieved for fiscal 2016 and 2017 without a requirement to remain as an employee of the Company. As of April 30, 2015, we have included a liability of $0.5 million in our consolidated balance sheet, which represents the fair value of the estimated shares at full achievement of the defined performance criteria. Any future changes to this liability resulting from changes in probability of achievement or changes to the fair value will be included in our consolidated statements of operations and comprehensive loss in the period which the change occurs.

Additionally, the former holders of a specified series of interests of Timeline Labs are eligible to receive additional earn-out compensation, consisting of shares of our common stock, if defined performance criteria are achieved for fiscal 2016 and 2017, provided, that if such person was an employee of Timeline Labs as of the closing date, such person must remain an employee as of the date that all earn-out consideration would be paid, with any forfeited amounts to be reallocated to other eligible persons. As of April 30, 2015, we estimated the fair value of the aggregate liability of the employee portion of contingent consideration to be $2.7 million which we will be recognizing as the requisite service period is completed. For the three months ended April 30, 2015, we recorded a $0.5 million charge associated with this arrangement that has been included in the earn-outs and change in fair value of earn-outs in our consolidated statements of operations and comprehensive loss.

Intangible Assets

In determining the fair value of the intangible assets, the Company considered, among other factors, the intended use of the assets, the estimates of future performance of Timeline Lab’s products and analyses of historical financial performance. The fair values of identified intangible assets were calculated using income-based approaches based on estimates and assumptions provided by Timeline Labs’ and the Company’s management. The following table sets forth the components of the identified intangible assets associated with the Timeline Labs acquisition and their estimated useful lives:

	Useful life	Fair Value
		(Amounts in thousands)

Tradename	7 years	$620
Customer contracts	7 years	4,760
Non-compete agreements	2 years	170
Existing technology	5 years	1,170

		$6,720

Acquired Goodwill

The preliminary purchase price allocation is subject to our final determination of fair value. We recorded the $17.5 million excess of the purchase price over the fair value of the identified tangible and intangible assets as goodwill, primarily due to expected synergies between the combined companies and expanded market opportunities. The goodwill is deductible for tax purposes.

Acquisition-related Costs

In connection with the acquisition, we incurred approximately $0.1 million in acquisition-related costs, including legal, accounting and other professional services for the three months ended April 30, 2015. The acquisition costs were expensed as incurred and included in professional fees – other, in our consolidated statements of operations and comprehensive loss.

4.	Inventories

Inventories consist primarily of hardware and related component parts and are stated at the lower of cost (on a first-in, first-out basis) or market. Inventories consist of the following:

	April 30,	January 31,
	2015	2015
	(Amounts in thousands)

Components and assemblies	$1,296	$1,487
Finished products	1,622	1,377

Total inventory	$2,918	$2,864

5.	Goodwill and Intangible Assets

Goodwill

Changes in the carrying amount of goodwill for the three months ended April 30, 2015 were as follows:

Goodwill
(Amounts in thousands)
Balance at January 31, 2015	$41,008
Acquisition of Timeline Labs	17,453
Cumulative translation adjustment	(327)

Balance at April 30, 2015	$58,134

We are required to perform impairment tests related to our goodwill annually, which we perform during the third quarter of each fiscal year or sooner if an indicator of impairment occurs. There was no impairment of goodwill determined as a result of the annual impairment test analysis completed during the third quarter of fiscal 2015. While no impairment charges resulted from our annual test, impairment charges may occur in the future as a result of changes in projected growth and other factors.

Intangible Assets

Intangible assets, net, consisted of the following at April 30, 2015 and January 31, 2015:

		As of April 30, 2015			As of January 31, 2015
	Weighted average remaining life (Years)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
		(Amounts in thousands)
Finite-life intangible assets:
Customer contracts	6.3	$34,984	$(24,896)	$10,088	$30,397	$(24,160)	$6,237
Non-compete agreements	2.0	2,576	(2,427)	149	2,433	(2,433)	—
Completed technology	5.1	11,386	(9,359)	2,027	10,307	(9,230)	1,077
Trademarks, patents and other	7.0	7,697	(7,099)	598	7,082	(7,082)	—

Total finite-life intangible assets		$56,643	$(43,781)	$12,862	$50,219	$(42,905)	$7,314

As of April 30, 2015, the estimated future amortization expense for our finite-life intangible assets for the remainder of fiscal 2016, the four succeeding fiscal years and thereafter is as follows (amounts in thousands):

Fiscal Year Ended January 31,	Estimated Amortization Expense
2016 (for the remaining nine months)	$3,423
2017	3,244
2018	2,197
2019	1,648
2020	1,199
2021 and thereafter	1,151

Total	$12,862

6.	Commitments and Contingencies

Indemnification and Warranties

We provide indemnification, to the extent permitted by law, to our officers, directors, employees and agents for liabilities arising from certain events or occurrences while the officer, director, employee or agent is, or was, serving at our request in such capacity. With respect to acquisitions, we provide indemnification to, or assume indemnification obligations for, the current and former directors, officers and employees of the acquired companies in accordance with the acquired companies’ governing documents. As a matter of practice, we have maintained directors’ and officers’ liability insurance including coverage for directors and officers of acquired companies.

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

Revolving Line of Credit/Demand Note Payable

We maintain a demand discretionary line of credit and a Demand Promissory Note in the aggregate amount of $20.0 million. Borrowings under the line of credit will be used to finance working capital needs and for general corporate purposes. We currently do not have any borrowings and as a result, are not subject to any financial covenants under this line.

7.	Severance and Other Restructuring Costs

During the three months ended April 30, 2015, we incurred restructuring charges of $0.2 million primarily from severance costs for terminated employees as a result of our restructuring plan initiated in January 2015.

The following table shows the change in balances of our accrued severance reported as a component of other accrued expenses on the consolidated balance sheet as of April 30, 2015 (amounts in thousands):

Three Months Ended
April 30, 2015
Accrual balance at the beginning of the period	$2,021
Restructuring charges incurred	212
Severance costs paid	(2,037)
Other charges	(65)

Accrual balance as of April 30, 2015	$131

8.	Stock Repurchase Program

On September 4, 2013, our Board of Directors authorized the repurchase of up to $25.0 million of our common stock through a share repurchase program, which we increased to $40.0 million on May 31, 2014 in connection with an extension of the termination date to April 30, 2015. Under the program, we were authorized to repurchase shares through Rule 10b5-1 plans, open market purchases, privately negotiated transactions, block purchases or otherwise in accordance with applicable federal securities laws, including Rule 10b-18 of the Securities Exchange Act of 1934. This share repurchase program did not obligate us to acquire any specific number of shares and could be suspended or discontinued at any time. All repurchases were expected to be funded from our current cash and investment balances. The timing and amount of shares to be repurchased was based on market conditions and other factors, including price, corporate and regulatory requirements, and alternative investment opportunities. Any shares repurchased by us under the share repurchase program reduced the number of shares outstanding. Pursuant to the share repurchase program, we executed a Rule 10b5-1 plan in June 2014 to repurchase shares. We did not repurchase any shares of our common stock during the three months ended April 30, 2015 and the repurchase authorization expired by its terms on April 30, 2015. Through April 30, 2015, we used $5.5 million of cash in connection with the repurchase 591,520 shares of our common stock (an average price of $9.31 per share) under this program.

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

We appointed a new CEO on October 20, 2014, at which time he was granted 500,000 stock options to purchase the Company’s common stock. These stock options have an exercise price equal to our closing stock price on October 20, 2014, and will vest in approximately equal increments based upon the closing price of SeaChange’s common stock. We recorded the fair value of these stock options using the Monte Carlo simulation model, since the stock option vesting is variable depending on the closing price of our traded common stock. The model simulated the daily trading price of the market-based stock options’ expected term to determine if the vesting conditions would be triggered during the term. As a result, the fair value of these stock options was estimated at $1.7 million. We have incurred stock compensation expense related to these stock options of $0.5 million since the date of grant.

10.	Accumulated Other Comprehensive Loss

The following shows the changes in the components of accumulated other comprehensive loss for the three months ended April 30, 2015:

	Foreign Currency Translation Adjustment	Changes in Fair Value of Available for Sale Investments	Total
	(Amounts in thousands)
Balance at January 31, 2015	$(5,797)	$43	$(5,754)
Other comprehensive loss	(277)	(12)	(289)

Balance at April 30, 2015	$(6,074)	$31	$(6,043)

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

Significant Customers

The following summarizes revenues by significant customer where such revenue exceeded 10% of total revenues for the indicated period:

	Three Months Ended
	April 30,
	2015	2014
Customer A	19%	18%
Customer B	17%	20%

Geographic Information

The following table summarizes revenues by customers’ geographic locations for the periods presented:

	Three Months Ended April 30,
	2015		2014
	Amount	%	Amount	%
	(Amounts in thousands, except percentages)
Revenues by customers’ geographic locations:
North America(1)	$13,779	59%	$14,642	60%
Europe and Middle East	7,566	33%	7,697	32%
Latin America	1,098	5%	1,649	7%
Asia Pacific and other international locations	734	3%	349	1%

Total	$23,177		$24,337

(1)	Includes total revenues for the United States for the periods shown as follows (amounts in thousands, except percentage data):

	Three Months Ended
	April 30,
	2015	2014

U.S. Revenue	$11,935	$13,468
% of total revenues	51.5%	55.3%

12.	Income Taxes

We recorded an income tax provision from continuing operations of $0.1 million for the three months ended April 30, 2015 primarily due to the tax deductible goodwill acquired from Timeline Labs. The taxable temporary differences related to tax amortization of the acquired goodwill creates a deferred tax liability associated with an indefinite-lived intangible asset. Accordingly, the resulting deferred tax liability cannot be used as a source of income against which our deferred tax assets may be realized.

The Company reviews all available evidence to evaluate the recovery of deferred tax assets, including the recent history of losses in all tax jurisdictions, as well as its ability to generate income in future periods. As of April 30, 2015, due to the uncertainty related to the ultimate use of certain deferred income tax assets, the Company has recorded a valuation allowance on certain of its deferred tax assets.

Our effective tax rate in fiscal 2016 and in future periods may fluctuate on a quarterly basis as a result of changes in our jurisdictional forecasts where losses cannot be benefitted due to the existence of valuation allowances on our deferred tax assets, changes in actual results versus our estimates, or changes in tax laws, regulations, accounting principles, or interpretations thereof. We regularly review our tax positions in each significant taxing jurisdiction in the process of evaluating our unrecognized tax benefits. We make adjustments to our unrecognized tax benefits when: i) facts and circumstance regarding a tax position change, causing a change in management’s judgment regarding that tax position; ii) a tax position is effectively settled with a tax authority; and/or iii) the statute of limitations expires regarding a tax position.

We file income tax returns in U.S. federal jurisdiction, various state jurisdictions, and various foreign jurisdictions. We are no longer subject to U.S. federal examinations before fiscal 2010. However, the taxing authorities still have the ability to review the propriety of certain tax attributes created in closed years if such tax attributes are utilized in an open tax year. Presently, we are under audit with the IRS for fiscal years 2010 through 2012.

13.	Net Loss Per Share

Net loss per share is presented in accordance with authoritative guidance which requires the presentation of “basic” and “diluted” earnings per share. Basic net loss per share is computed by dividing earnings available to common shareholders by the weighted-average shares of common stock outstanding during the period. For the purposes of calculating diluted net loss per share, the denominator includes both the weighted average number of shares of common stock outstanding during the period and the weighted average number of shares of potential dilutive shares of common stock, such as stock options, RSUs and DSUs, calculated using the treasury stock method. Basic and diluted net loss per share was the same for all the periods presented as the impact of potential dilutive shares outstanding was anti-dilutive due to the Company’s net loss position.

The following table sets forth our computation of basic and diluted net loss per common share (amounts in thousands, except per share amounts):

	Three Months Ended
	April 30,
	2015	2014

Net loss	$(9,825)	$(9,467)

Weighted average shares used in computing net loss per share - basic and diluted	33,328	32,985

Net loss per share:
Basic	$(0.29)	$(0.29)

Diluted	$(0.29)	$(0.29)

The number of common shares used in the computation of diluted net loss per share for the three months ended April 30, 2015 and 2014 does not include the effect of the following potentially outstanding common shares because the effect would have been anti-dilutive (amounts in thousands):

	Three Months Ended
	April 30,
	2015	2014

Stock options	1,408	613
Restricted stock units	155	178
Deferred stock units	6	—

Total	1,569	791

14.	Recent Accounting Standard Updates

We consider the applicability and impact of all Accounting Standards Updates. Updates not listed below were assessed and determined to be either not applicable or are expected to have minimal impact on our consolidated financial position or results of operations.

Intangibles-Goodwill and Other-Internal-Use Software

In April 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Updates No. (“ASU”) 2015-05, “Intangibles-Goodwill and Other-Internal-Use Software – Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement.” This guidance is intended to help entities evaluate the accounting for fees paid by a customer in a cloud computing arrangement, primarily to determine whether the arrangement includes a sale or license of software. ASU 2015-05 is effective for us beginning in fiscal 2017. Early adoption is permitted. Upon adoption, an entity has the option to apply the provisions of ASU 2015-05 either prospectively to all arrangements entered into or materially modified, or retrospectively. We are currently evaluating the impact of the adoption of ASU 2015-05 on our consolidated financial statements.

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

Accounting For Share-Based Payments- Performance Target Could Be Achieved after the Requisite Service Period

In June 2014, the FASB issued ASU 2014-12, “Compensation - Stock Compensation (Topic 718) – Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period.” ASU 2014-12 requires that a performance target which affects vesting and that could be achieved after the requisite service period be treated as a performance condition by applying existing guidance in Topic 718 as it relates to awards with performance conditions. The amendment also specifies the period over which compensation costs should be recognized. The amendment is effective for annual reporting periods and interim periods within those annual periods beginning after December 15, 2015. Early adoption is permitted. We are currently evaluating the impact of the adoption of ASU 2014-12 on our consolidated financial statements.

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

Forward-Looking Statements

This Form 10-Q contains or incorporates forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, which involve risks and uncertainties. The following information should be read in conjunction with the unaudited consolidated financial information and the notes thereto included in this Form 10-Q. You should not place undue reliance on these forward-looking statements. Actual events or results may differ materially due to competitive factors and other factors referred to in Part I, Item 1A. “Risk Factors” in our Form 10-K for our fiscal year ended January 31, 2015 and elsewhere in this Form 10-Q. These factors may cause our actual results to differ materially from any forward-looking statement. These forward-looking statements are based on current expectations, estimates, forecasts and projections about the industry and markets in which we operate, and management’s beliefs and assumptions. We undertake no obligation to update or revise the statements in light of future developments. In addition, other written or oral statements that constitute forward-looking statements may be made by us or on our behalf. Words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “could,” “estimate,” “may,” “target,” “project,” or variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties, and assumptions that are difficult to predict.

Business Overview

We are an industry leader in the delivery of multiscreen video headquartered in Acton, Massachusetts. Our products and services facilitate the aggregation, licensing, management and distribution of video and television advertising content to cable television system operators, telecommunications and media companies. We currently operate under one reporting segment.

In fiscal 2016, we expect to continue our efforts to address what we see as the continuing rise of over-the-top (“OTT”) services by such companies as Netflix, Hulu and Amazon and by media companies such as HBO, CBS and BBC. This rise of OTT video services in the United States has increased the demand for multiscreen capabilities on a range of consumer devices operating on cloud-based platforms. We have been increasing our strategic investments in research and development related to our cloud-based offerings, as well as in sales and marketing as we work to increase our go-to-market efforts in this area.

We plan to invest in Rave, our cloud-based software-as-a-service (“SaaS”) offering, which permits service providers and media companies to offer multiscreen features and functions through a service hosted and managed by SeaChange, enabling cost savings for our customers and increasing speed and ease of use for end-users. We believe that by delivering innovative solutions to both our existing customer base and to content owners that are looking to provide OTT services, we can help them meet their growing needs, get to market faster and drive new revenue growth. Recognizing the importance of OTT, we are architecting our cloud solutions and products to make integrating with existing networks simple and a core competency of our platform. We have optimized our software solutions to serve a wide range of consumer devices.

On February 2, 2015, we acquired Timeline Labs, a California-based SaaS company that enables local broadcasters, national news organizations and other media companies and brands to analyze social media messages in real-time, find and broadcast social trends, and measure viewing audience engagements across television, mobile and personal computers.

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

In addition, many customers may delay or reduce capital expenditures. This, together with other factors, could result in the reductions in sales of our products, longer sales cycles, difficulties in collection of accounts receivable, a longer period of time before we may recognize revenue attributable to a sale, excess and obsolete inventory, gross margin deterioration, slower adoption of new technologies, a delay in the transition to SaaS, and an increase in price competition.

In January 2015, we initiated a global restructuring plan to streamline our activities primarily with an employee headcount reduction of 10%, now that our next generation software products have been brought to market and are being deployed around the globe. The reduction in workforce was implemented immediately in the United States and, to comply with non-U.S. legal requirements, is being implemented on an international basis over the next several quarters. We have incurred $1.9 million of restructuring charges since we initiated this plan and expect to incur further charges of approximately $0.5 million related to the international employee headcount reduction. Once fully implemented, we expect this initiative to yield approximately $11 million in annualized cost savings.

Results of Operations

The following discussion summarizes the key factors our management believes are necessary for an understanding of our consolidated financial statements.

Revenues

The following table summarizes information about our revenues for the three months ended April 30, 2015 and 2014:

	Three Months Ended		Increase/	Increase/
	April 30,		(Decrease)	(Decrease)
	2015	2014	$ Amount	% Change
	(Amounts in thousands, except for percentage data)
Software Revenues:
Product	$3,164	$5,058	$(1,894)	(37.4%)
Service	20,013	19,279	734	3.8%

Total revenues	23,177	24,337	(1,160)	(4.8%)

Cost of product revenues	1,858	1,814	44	2.4%
Cost of service revenues	11,203	11,632	(429)	(3.7%)

Total cost of revenues	13,061	13,446	(385)	(2.9%)

Gross profit	$10,116	$10,891	$(775)	(7.1%)

Gross product profit margin	41.3%	64.1%		(22.8%)
Gross service profit margin	44.0%	39.7%		4.3%
Gross profit margin	43.6%	44.8%		(1.2%)

Product Revenue. Product revenue for the three months ended April 30, 2015 decreased $1.9 million, or 37% over the same period of fiscal 2015. This is primarily due to lower European revenue and the continued decline in revenue from our legacy products.

Service Revenue. Service revenue increased $0.7 million, or 4%, for the three months ended April 30, 2015 when compared to the same period of fiscal 2015, primarily due to higher video gateway service revenues of relating to further customized services with an European customer, offset by lower installation revenues.

For the three months ended April 30, 2015 and 2014, two customers accounted for 36% and 38% of our total revenues, respectively. We believe that a significant amount of our revenues will continue to be derived from a limited number of customers.

International sales accounted for 49% and 45% of total revenues in the three months ended April 30, 2015 and 2014, respectively. The strengthening of the U.S. dollar against the Euro adversely impacted revenue by approximately $1.6 million during the first quarter of fiscal 2016. Since April 30, 2015, the U.S. dollar has continued to strengthen against the Euro, therefore, we expect that revenue will continue to be impacted in fiscal 2016 as international revenues remain a significant portion of our business.

Gross Profit and Margin. Cost of product revenues consists primarily of the cost of resold third-party products and services, purchased material components and subassemblies, labor and overhead relating to the assembly and testing of complete systems and related expenses, and costs related to customized software development contracts.

Our gross profit margin decreased approximately one percentage point for the three months ended April 30, 2015, as compared to the same period of the prior fiscal year. This decrease was due to a 23 percentage point decrease in gross product profit margin to 41% due to a higher mix of third-party hardware products revenue. This decrease was partially offset by a four percentage point increase in gross service profit margin to 44% due to an overall increase in service revenues and lower headcount service costs.

Operating Expenses

Research and Development

The following table provides information regarding the change in research and development expenses during the periods presented:

	Three Months Ended		Increase/	Increase/
	April 30,		(Decrease)	(Decrease)
	2015	2014	$ Amount	% Change
	(Amounts in thousands, except for percentage data)

Research and development expenses	$9,533	$10,928	$(1,395)	(12.8%)
% of total revenues	41.1%	44.9%

Research and development expenses consist primarily of employee costs, which include salaries, benefits and related payroll taxes, in addition to depreciation of development and test equipment and an allocation of related facility expenses. For the three months ended April 30, 2015, research and development costs decreased $1.4 million, as compared to the same period of fiscal 2015 primarily due to lower headcount related and contract labor costs in fiscal 2016 relating to the reduction in workforce in January 2015.

Selling and Marketing

The following table provides information regarding the change in selling and marketing expenses during the periods presented:

	Three Months Ended		Increase/	Increase/
	April 30,		(Decrease)	(Decrease)
	2015	2014	$ Amount	% Change
	(Amounts in thousands, except for percentage data)

Selling and marketing expenses	$3,668	$3,438	$230	6.7%
% of total revenues	15.8%	14.1%

Selling and marketing expenses consist primarily of payroll costs, which include salaries and related payroll taxes, benefits and commissions, travel expenses and certain promotional expenses. Selling and marketing expenses increased $0.2 million, or 7%, in the first quarter of fiscal 2016, when compared to the same period of fiscal 2015 due to higher costs relating to the acquisition of Timeline Labs in February 2015.

General and Administrative

The following table provides information regarding the change in general and administrative expenses during the periods presented:

	Three Months Ended		Increase/	Increase/
	April 30,		(Decrease)	(Decrease)
	2015	2014	$ Amount	% Change
	(Amounts in thousands, except for percentage data)

General and administrative expenses	$3,887	$4,016	$(129)	(3.2%)
% of total revenues	16.8%	16.5%

General and administrative expenses consist primarily of employee costs, which include salaries and related payroll taxes and benefit-related costs, legal and accounting services and an allocation of related facilities expenses. General and administrative expenses decreased $0.1 million, or 3%, in the first quarter of fiscal 2016, as compared to the same period in fiscal 2015.

Amortization of Intangible Assets

The following table provides information regarding the change in amortization of intangible assets expenses during the periods presented:

	Three Months Ended		Increase/	Increase/
	April 30,		(Decrease)	(Decrease)
	2015	2014	$ Amount	% Change
	(Amounts in thousands, except for percentage data)

Amortization of intangible assets	$1,122	$1,779	$(657)	(36.9%)
% of total revenues	4.8%	7.3%

Amortization expense relates to the costs of acquired intangible assets. Amortization is also based on the future economic value of the related intangible assets which is generally higher in the earlier years of the assets’ lives. Amortization expense decreased $0.7 million, or 37% during the three months ended April 30, 2015, as compared to the same prior period due to accelerated amortization recorded in the first quarter of fiscal 2015.

Stock-based Compensation Expense

The following table provides information regarding the change in stock-based compensation expense during the periods presented:

	Three Months Ended		Increase/	Increase/
	April 30,		(Decrease)	(Decrease)
	2015	2014	$ Amount	% Change
	(Amounts in thousands, except for percentage data)

Stock-based compensation expense	$711	$596	$115	19.3%
% of total revenues	3.1%	2.4%

Stock-based compensation expense is related to the issuance of stock grants to our executives, members of our Board of Directors and employees.

Earn-outs and Change in Fair Value of Earn-outs

The following table provides information regarding the change in earn-outs and change in fair value of earn-outs during the periods presented:

	Three Months Ended		Increase/	Increase/
	April 30,		(Decrease)	(Decrease)
	2015	2014	$ Amount	% Change
	(Amounts in thousands, except for percentage data)

Earn-outs and change in fair value of earn-outs	$502	$—	$502	100.0%
% of total revenues	2.2%	0.0%

Earn-out costs include contingent consideration to be paid to the former members of Timeline Labs upon achievement of certain performance criteria and completion of the requisite service period. Any future changes to the contingent consideration, resulting from changes in probability of achievement of the performance criteria or changes to the fair value will be included in earn-outs and changes in fair value of earn-outs in our consolidated statements of operations and comprehensive loss in the period which the change occurs.

Other Expenses, Net

The table below provides detail regarding our other expenses, net:

	Three Months Ended		Increase/	Increase/
	April 30,		(Decrease)	(Decrease)
	2015	2014	$ Amount	% Change
	(Amounts in thousands, except for percentage data)

Interest income, net	32	84	(52)	(61.9%)
Foreign exchange (loss) gain	(285)	331	(616)	>(100%)
Miscellaneous income	24	—	24	100.0%

	$(229)	$415	$(644)

For the three months ended April 30, 2015, other expenses, net, increased, as compared to the same period of fiscal 2015, primarily due to an increase in foreign exchange loss from the increased strength of the U.S. dollar compared to other foreign currencies, primarily the Euro.

Income Tax Provision (Benefit)

	Three Months Ended		Increase/	Increase/
	April 30,		(Decrease)	(Decrease)
	2015	2014	$ Amount	% Change
	(Amounts in thousands, except for percentage data)

Income tax provision (benefit)	$147	$(234)	$381	>100%
% of total revenues	0.6%	(1.0%)

We recorded an income tax provision from continuing operations of $0.1 million for the three months ended April 30, 2015 primarily due to the tax deductible goodwill acquired from Timeline Labs. The taxable temporary differences related to tax amortization of the acquired goodwill creates a deferred tax liability associated with an indefinite-lived intangible asset. Accordingly, the resulting deferred tax liability cannot be used as a source of income against which our deferred tax assets may be realized.

The Company reviews all available evidence to evaluate the recovery of deferred tax assets, including the recent history of losses in all tax jurisdictions, as well as its ability to generate income in future periods. As of April 30, 2015, due to the uncertainty related to the ultimate use of certain deferred income tax assets, the Company has recorded a valuation allowance on certain of its deferred tax assets.

Our effective tax rate in fiscal 2016 and in future periods may fluctuate on a quarterly basis as a result of changes in our jurisdictional forecasts where losses cannot be benefitted due to the existence of valuation allowances on our deferred tax assets, changes in actual results versus our estimates, or changes in tax laws, regulations, accounting principles, or interpretations thereof. We regularly review our tax positions in each significant taxing jurisdiction in the process of evaluating our unrecognized tax benefits. We make adjustments to our unrecognized tax benefits when: i) facts and circumstance regarding a tax position change, causing a change in management’s judgment regarding that tax position; ii) a tax position is effectively settled with a tax authority; and/or iii) the statute of limitations expires regarding a tax position.

We file income tax returns in U.S. federal jurisdiction, various state jurisdictions, and various foreign jurisdictions. We are no longer subject to U.S. federal examinations before fiscal 2010. However, the taxing authorities still have the ability to review the propriety of certain tax attributes created in closed years if such tax attributes are utilized in an open tax year. Presently, we are under audit with the IRS for the fiscal years 2010 through 2012.

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

The following table includes the reconciliations of our U.S. GAAP loss from operations, the most directly comparable U.S. GAAP financial measure, to our non-GAAP loss from operations and the reconciliation of our U.S. GAAP loss from operations to our adjusted EBITDA for the three months ended April 30, 2015 and 2014 (amounts in thousands, except per share and percentage data):

	Three Months Ended			Three Months Ended
	April 30, 2015			April 30, 2014
	GAAP			GAAP
	As Reported	Adjustments	Non-GAAP	As Reported	Adjustments	Non-GAAP
Revenues:
Products	$3,164	$—	$3,164	$5,058	$—	$5,058
Services	20,013	—	20,013	19,279	—	19,279

Total revenues	23,177	—	23,177	24,337	—	24,337

Cost of revenues:
Products	1,677	—	1,677	1,544	—	1,544
Services	11,203	—	11,203	11,595	—	11,595
Amortization of intangible assets	181	(181)	—	270	(270)	—
Stock-based compensation	—	—	—	37	(37)	—

Total cost of revenues	13,061	(181)	12,880	13,446	(307)	13,139

Gross profit	10,116	181	10,297	10,891	307	11,198

Gross profit percentage	43.6%	0.8%	44.4%	44.8%	1.3%	46.0%

Operating expenses:
Research and development	9,533	—	9,533	10,928	—	10,928
Selling and marketing	3,668	—	3,668	3,438	—	3,438
General and administrative	3,887	—	3,887	4,016	—	4,016
Amortization of intangible assets	941	(941)	—	1,509	(1,509)	—
Stock-based compensation expense	711	(711)	—	559	(559)	—
Earn-outs and change in fair value of earn-outs	502	(502)	—	—	—	—
Professional fees: acquisitions, divestitures, litigation and strategic alternatives	128	(128)	—	102	(102)	—
Severance and other restructuring costs	212	(212)	—	474	(474)	—

Total operating expenses	19,582	(2,494)	17,088	21,026	(2,644)	18,382

(Loss) income from operations	$(9,466)	$2,675	$(6,791)	$(10,135)	$2,951	$(7,184)

(Loss) income from operations percentage	(40.8%)	11.5%	(29.3%)	(41.6%)	12.1%	(29.5%)

Weighted average common shares outstanding:
Basic	33,328	33,328	33,328	32,985	32,985	32,985

Diluted	33,328	33,464	33,328	32,985	33,441	32,985

Non-GAAP operating (loss) income per share:
Basic	$(0.28)	$0.08	$(0.20)	$(0.31)	$0.09	$(0.22)

Diluted	$(0.28)	$0.08	$(0.20)	$(0.31)	$0.09	$(0.22)

Adjusted EBITDA:

Loss from operations			$(9,466)			$(10,135)

Depreciation expense			870			995
Amortization of intangible assets			1,122			1,779
Stock-based compensation expense			711			596
Earn-outs and changes in fair value			502			—
Professional fees: other			128			102
Severance and other restructuring			212			474

Adjusted EBITDA			$(5,921)			$(6,189)

Adjusted EBITDA %			(25.5%)			(25.4%)

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

Liquidity and Capital Resources

The following table includes key line items of our consolidated statements of cash flows:

	Three Months Ended		Increase/
	April 30,		(Decrease)
	2015	2014	$ Amount
	(Amounts in thousands)

Total cash used in operating activities	$(6,743)	$(5,282)	$(1,461)
Total cash used in investing activities	(10,716)	(3,376)	(7,340)
Total cash used in financing activities	—	(3,504)	3,504
Effect of exchange rate changes on cash	411	(315)	726

Net decrease in cash and cash equivalents	$(17,048)	$(12,477)	$(4,571)

Historically, we have financed our operations and capital expenditures primarily with cash on-hand. Cash, cash equivalents, restricted cash, and marketable securities decreased from $105.4 million at January 31, 2015 to $85.3 million at April 30, 2015.

We maintain a demand discretionary line of credit and a demand promissory note in the aggregate amount of $20.0 million. Borrowings under the line of credit will be used to finance working capital needs and for general corporate purposes. We currently do not have any borrowings nor are there any financial covenants under this line.

Operating Activities

Below are key line items affecting cash from operating activities:

	Three Months Ended		Increase/
	April 30,		(Decrease)
	2015	2014	$ Amount
	(Amounts in thousands)

Net loss	$(9,825)	$(9,467)	$(358)
Adjustments to reconcile net loss to cash used in operating activities	3,294	3,381	(87)

Net loss including adjustments	(6,531)	(6,086)	(445)
Decrease in receivables	4,958	4,895	63
Increase in prepaid expenses and other current assets	(1,091)	(1,793)	702
Decrease in accrued expenses	(2,118)	(3,731)	1,613
(Decrease) increase in deferred revenues	(1,467)	277	(1,744)
All other - net	(494)	1,156	(1,650)

Net cash used in operating activities	$(6,743)	$(5,282)	$(1,461)

We used net cash in continuing operating activities of $6.7 million for the three months ended April 30, 2015. This cash used in operating activities was primarily the result of our net loss of $9.8 million offset by an increase in noncash items.

Investing Activities

Cash flows from investing activities are as follows:

	Three Months Ended		Increase/
	April 30,		(Decrease)
	2015	2014	$ Amount
	(Amounts in thousands)

Purchases of property and equipment	$(282)	$(371)	$89
Capitalized internal use software	(749)	—	(749)
Purchases of marketable securities	(2,033)	(1,543)	(490)
Proceeds from sale and maturity of marketable securities	4,034	538	3,496
Investment in affiliate	—	(2,000)	2,000
Cash paid for acquisition of business, net of cash acquired	(11,686)	—	(11,686)

Net cash used in investing activities	$(10,716)	$(3,376)	$(7,340)

We used $10.7 million of cash in investing activities from continuing operations primarily due to the use of $11.7 million for the acquisition of Timeline Labs, the purchase of capital assets of $0.3 million and the capitalization of costs related to our internal-use software of $0.7 million, offset by $2.0 million cash provided by the net sale of marketable securities.

Financing Activities

Cash flows from financing activities are as follows:

	Three Months Ended		Increase/
	April 30,		(Decrease)
	2015	2014	$ Amount
	(Amounts in thousands)

Repurchases of our common stock	$—	$(3,504)	$3,504

Net cash used in financing activities	$—	$(3,504)	$3,504

On September 4, 2013, our Board of Directors authorized the repurchase of up to $25.0 million of our common stock through a share repurchase program, which we increased to $40.0 million on May 31, 2014 in connection with an extension of the termination date to April 30, 2015. Under the program, we were authorized to repurchase shares through Rule 10b5-1 plans, open market purchases, privately negotiated transactions, block purchases or otherwise in accordance with applicable federal securities laws, including Rule 10b-18 of the Securities Exchange Act of 1934. This share repurchase program did not obligate us to acquire any specific number of shares and could be suspended or discontinued at any time. All repurchases were expected to be funded from our current cash and investment balances. The timing and amount of shares to be repurchased was based on market conditions and other factors, including price, corporate and regulatory requirements, and alternative investment opportunities. Any shares repurchased by us under the share repurchase program reduced the number of shares outstanding. Pursuant to the share repurchase program, we executed a Rule 10b5-1 plan in June 2014 to repurchase shares. We did not repurchase any shares of our common stock during the three months ended April 30, 2015 and the repurchase authorization expired by its terms on April 30, 2015. Through April 30, 2015, we used $5.5 million of cash in connection with the repurchase 591,520 shares of our common stock (an average price of $9.31 per share) under this program.

Effect of exchange rate changes increased cash and cash equivalents by $0.4 million for the three months ended April 30, 2015, primarily due to the translation of European subsidiaries’ cash balances, which use the Euro as their functional currency, to U.S. dollars.

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

Contractual Obligations

There have been no significant changes outside the ordinary course of our business in our contractual obligations disclosed in our Form 10-K for the fiscal year ended January 31, 2015, with the exception of certain payment obligations resulting from our February 2, 2015 acquisition of Timeline Labs. The consideration payments include i) contingent consideration payable in shares of our common stock, and subject to the achievement of certain performance criteria, on the 12 and 24 month anniversaries of the acquisition date with a fair value of the obligation of $1.6 million for each anniversary and ii) deferred stock consideration payable in shares of our common stock on the 6 and 12 month anniversaries of the acquisition date with a fair value of $2.2 million and $4.5 million, respectively.

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

There have been no significant changes in our critical accounting policies during the three months ended April 30, 2015, as compared to those disclosed in our fiscal 2015 Form 10-K.

Recent Accounting Standard Updates

We consider the applicability and impact of all ASUs. ASUs not listed below were assessed and determined to be either not applicable or are expected to have minimal impact on our consolidated financial position or results of operations.

Recent Accounting Guidance Not Yet Effective

Intangibles-Goodwill and Other-Internal-Use Software

In April 2015, the FASB issued ASU 2015-05, “Intangibles-Goodwill and Other-Internal-Use Software – Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement.” This amendment provides guidance to help entities to determine whether a cloud computing arrangement contains a software license that should be accounted for as internal-use software or as a service contract. ASU 2015-05 is effective for us beginning in fiscal 2017. Early adoption is permitted. Upon adoption, an entity has the option to apply the provisions of ASU 2015-05 either prospectively to all arrangements entered into or materially modified, or retrospectively. We are currently evaluating the impact of the adoption of ASU 2015-05 on our consolidated financial statements.

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

Accounting For Share-Based Payments- Performance Target Could Be Achieved after the Requisite Service Period

In June 2014, the FASB issued ASU 2014-12, “Compensation - Stock Compensation (Topic 718) – Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period.” ASU 2014-12 requires that a performance target which affects vesting and that could be achieved after the requisite service period be treated as a performance condition by applying existing guidance in Topic 718 as it relates to awards with performance conditions. The amendment also specifies the period over which compensation costs should be recognized. The amendment is effective for annual reporting periods and interim periods within those annual periods beginning after December 15, 2015. Early adoption is permitted. We are currently evaluating the impact of the adoption of ASU 2014-12 on our consolidated financial statements.

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

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Exchange Risk

We face exposure to financial market risks, including adverse movements in foreign currency exchange rates and changes in interest rates. These exposures may change over time as business practices evolve and could have a material adverse impact on our financial results. Our foreign currency exchange exposure is primarily associated with product sales arrangements or settlement of intercompany payables and receivables among subsidiaries and their parent company, and/or investment/equity contingency considerations denominated in the local currency where the functional currency of the foreign subsidiary is the U.S. dollar.

Our principal currency exposures relate primarily to the U.S. dollar, the Euro and the Philippine peso. All foreign currency gains and losses are included in other expenses, net, in the accompanying consolidated statements of operations and comprehensive loss. For the three months ended April 30, 2015, we recorded approximately $0.3 million in losses due to the international subsidiary translations and cash settlements of revenues and expenses.

In addition, because a substantial portion of our earnings are generated by our foreign subsidiaries whose functional currency are other than the U.S. dollar, our earnings could be materially impacted by movements in foreign currency exchange rates upon the translation of the subsidiary’s earnings into the U.S. dollar. If the U.S. dollar had strengthened by 10% compared to the Euro, our total revenues would have decreased by $0.6 million and operations would have been negatively impacted by $0.1 million.

Interest Rate Risk

Exposure to market risk for changes in interest rates relates primarily to our investment portfolio of marketable debt securities of various issuers, types and maturities and to our borrowings under our demand note payable. We do not use derivative instruments in our investment portfolio, and our investment portfolio only includes highly liquid instruments. Our cash and marketable securities include cash equivalents, which we consider to be investments purchased with original maturities of 90 days or less. There is risk that losses could be incurred if we were to sell any of our securities prior to stated maturity. Given the short maturities and investment grade quality of the portfolio holdings at April 30, 2015, a hypothetical 10% adverse change in interest rates should not have a material adverse impact on the fair value of our investment portfolio. However, our long-term marketable securities, which are carried at the lower of cost or market value, have fixed interest rates, and therefore are subject to changes in fair value due to changes in interest rates.

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

Changes in internal control over financial reporting. As a result of the evaluation completed by us, and in which Messrs. Samit and Dias participated, we have concluded that there were no changes during the fiscal quarter ended April 30, 2015 in our internal control over financial reporting, which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In addition to the other information set forth in this Form 10-Q, you should carefully consider the risk factors discussed in Part I, “Item 1A. Risk Factors” in our Form 10-K for the fiscal year ended January 31, 2015, which could materially affect our business, financial condition or future results. The risks described in our Form 10-K are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

Stock Repurchase Program

On September 4, 2013, our Board of Directors authorized the repurchase of up to $25.0 million of our common stock through a share repurchase program, which we increased to $40.0 million on May 31, 2014 in connection with an extension of the termination date to April 30, 2015. Under the program, we were authorized to repurchase shares through Rule 10b5-1 plans, open market purchases, privately negotiated transactions, block purchases or otherwise in accordance with applicable federal securities laws, including Rule 10b-18 of the Securities Exchange Act of 1934. This share repurchase program did not obligate us to acquire any specific number of shares and could be suspended or discontinued at any time. All repurchases were expected to be funded from our current cash and investment balances. The timing and amount of shares to be repurchased was based on market conditions and other factors, including price, corporate and regulatory requirements, and alternative investment opportunities. Any shares repurchased by us under the share repurchase program reduced the number of shares outstanding. Pursuant to the share repurchase program, we executed a Rule 10b5-1 plan in June 2014 to repurchase shares. We did not repurchase any shares of our common stock during the three months ended April 30, 2015 and the repurchase authorization expired by its terms on April 30, 2015. Through April 30, 2015, we used $5.5 million of cash in connection with the repurchase 591,520 shares of our common stock (an average price of $9.31 per share) under this program.

ITEM 6.	Exhibits

(a)	Exhibits

See the Exhibit Index following the signature page to this Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, SeaChange International, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: June 5, 2015

SEACHANGE INTERNATIONAL, INC.

by:	/s/ ANTHONY C. DIAS
Anthony C. Dias
Chief Financial Officer, Senior Vice President, Finance and Administration and Treasurer

Index to Exhibits

No.	Description

10.1	Form of Restricted Stock Unit Agreement pursuant to the SeaChange International, Inc. 2011 Compensation and Incentive Plan (filed herewith).

31.1	Certification Pursuant to Rule 13a-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification Pursuant to Rule 13a-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase