Form 10-Q
period 2015-07-31
SEACHANGE INTERNATIONAL INC
filed 2015-09-03
CIK 1019671

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2015

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

The number of shares outstanding of the registrant’s Common Stock on September 1, 2015 was 33,596,720.

SEACHANGE INTERNATIONAL, INC.

PART I – FINANCIAL INFORMATION

ITEM 1.	Financial Statements

SEACHANGE INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share data)

	July 31, 2015	January 31, 2015
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$60,560	$90,019
Restricted cash	—	1,073
Marketable securities	4,009	7,516
Accounts and other receivables, net of allowance for doubtful accounts of $454 and $400 at July 31, 2015 and January 31, 2015, respectively	25,824	24,962
Unbilled receivables	10,234	6,588
Inventories, net	3,325	2,864
Prepaid expenses and other current assets	3,574	3,026

Total current assets	107,526	136,048
Property and equipment, net	14,991	15,869
Marketable securities, long-term	8,274	6,793
Investments in affiliates	3,081	3,051
Intangible assets, net	11,636	7,314
Goodwill	57,632	41,008
Other assets	2,670	2,268

Total assets	$205,810	$212,351

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$6,972	$5,129
Deferred stock consideration	6,543	—
Other accrued expenses	9,958	12,507
Deferred revenues	15,257	17,398

Total current liabilities	38,730	35,034
Deferred revenue, long-term	1,539	1,690
Other liabilities, long-term	2,051	1,493
Taxes payable, long-term	1,960	1,993
Deferred tax liabilities, long-term	1,058	1,090

Total liabilities	45,338	41,300

Commitments and contingencies (Note 6)
Stockholders’ equity:
Common stock, $0.01 par value;100,000,000 shares authorized; 33,397,287 shares issued and 33,357,503 outstanding at July 31, 2015, and 32,733,636 shares issued and 32,693,852 outstanding at January 31, 2015	334	327
Additional paid-in capital	224,556	219,651
Treasury stock, at cost; 39,784 common shares	(1)	(1)
Accumulated loss	(58,024)	(43,172)
Accumulated other comprehensive loss	(6,393)	(5,754)

Total stockholders’ equity	160,472	171,051

Total liabilities and stockholders’ equity	$205,810	$212,351

The accompanying notes are an integral part of these unaudited, consolidated financial statements.

SEACHANGE INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited, amounts in thousands, except per share data)

	Three Months Ended July 31,		Six Months Ended July 31,
	2015	2014	2015	2014
Revenues:
Products	$6,955	$8,740	$10,119	$13,798
Services	20,916	21,109	40,929	40,388

Total revenues	27,871	29,849	51,048	54,186

Cost of revenues:
Products	1,561	1,865	3,238	3,409
Services	11,663	12,281	22,866	23,876
Amortization of intangible assets	192	267	373	537
Stock-based compensation expense	28	49	28	86

Total cost of revenues	13,444	14,462	26,505	27,908

Gross profit	14,427	15,387	24,543	26,278

Operating expenses:
Research and development	8,370	10,869	17,903	21,797
Selling and marketing	3,630	3,624	7,298	7,062
General and administrative	3,911	4,038	7,798	8,054
Amortization of intangible assets	1,024	822	1,965	2,331
Stock-based compensation expense	1,128	752	1,839	1,311
Earn-outs and change in fair value of earn-outs	481	—	983	—
Professional fees - other	16	251	144	353
Severance and other restructuring costs	617	218	829	692

Total operating expenses	19,177	20,574	38,759	41,600

Loss from operations	(4,750)	(5,187)	(14,216)	(15,322)
Other (expense) income, net	(199)	(333)	(428)	82

Loss before income taxes and equity income in earnings of affiliates	(4,949)	(5,520)	(14,644)	(15,240)
Income tax provision (benefit)	78	167	225	(67)
Equity income in earnings of affiliates, net of tax	—	—	17	19

Loss from continuing operations	(5,027)	(5,687)	(14,852)	(15,154)

Income from discontinued operations, net of tax	—	119	—	119

Net loss	$(5,027)	$(5,568)	$(14,852)	$(15,035)

Net loss	$(5,027)	$(5,568)	$(14,852)	$(15,035)
Other comprehensive loss, net of tax:
Foreign currency translation adjustment	(347)	(605)	(624)	(85)
Unrealized loss on marketable securities	(3)	(17)	(15)	(12)

Comprehensive loss	$(5,377)	$(6,190)	$(15,491)	$(15,132)

Net loss per share:
Basic	$(0.16)	$(0.17)	$(0.45)	$(0.46)

Diluted	$(0.16)	$(0.17)	$(0.45)	$(0.46)

Net loss per share from continuing operations:
Basic	$(0.16)	$(0.17)	$(0.45)	$(0.46)

Diluted	$(0.16)	$(0.17)	$(0.45)	$(0.46)

Net income per share from discontinued operations:
Basic	$—	$0.00	$—	$0.00

Diluted	$—	$0.00	$—	$0.00

Weighted average common shares outstanding:
Basic	33,350	32,806	33,339	32,902

Diluted	33,350	32,806	33,339	32,902

The accompanying notes are an integral part of these unaudited, consolidated financial statements.

SEACHANGE INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, amounts in thousands)

	Six Months Ended July 31,
	2015	2014
Cash flows from operating activities:
Net loss	$(14,852)	$(15,035)
Net income from discontinued operations	—	(119)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of property and equipment	1,703	1,918
Amortization of intangible assets	2,338	2,868
Fair value of acquisition-related contingent consideration	983	—
Stock-based compensation expense	1,867	1,397
Other	102	334
Changes in operating assets and liabilities, excluding impact of acquisition:
Accounts receivable	(1,147)	3,568
Unbilled receivables	(3,850)	299
Inventories	(732)	1,235
Prepaid expenses and other assets	(598)	(981)
Accounts payable	1,875	(1,070)
Accrued expenses	(3,127)	(3,278)
Deferred revenues	(1,929)	(784)
Other	(832)	(59)

Net cash used in operating activities from continuing operations	(18,199)	(9,707)
Net cash provided by operating activities from discontinued operations	—	119

Total cash used in operating activities	(18,199)	(9,588)

Cash flows from investing activities:
Purchases of property and equipment	(795)	(686)
Purchases of marketable securities	(2,002)	(5,591)
Proceeds from sale and maturity of marketable securities	4,003	3,575
Proceeds from sale of equity investments	—	239
Investment in affiliate	—	(2,000)
Cash paid for acquisition of business, net of cash acquired	(11,686)	—
Increase in other long-term assets	(1,453)	—

Total cash used in investing activities	(11,933)	(4,463)

Cash flows from financing activities:
Proceeds from issuance of common stock relating to stock option exercises	20	—
Repurchases of common stock	—	(5,504)

Total cash provided by (used in) financing activities	20	(5,504)

Effect of exchange rate changes on cash	653	376

Net decrease in cash and cash equivalents	(29,459)	(19,179)

Cash and cash equivalents, beginning of period	90,019	115,734

Cash and cash equivalents, end of period	$60,560	$96,555

Supplemental disclosure of cash flow information:
Income taxes paid	$364	$540
Supplemental disclosure of non-cash investing activities:
Transfer of items originally classified as inventories to equipment	$293	$310

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

The preparation of these financial statements in conformity with U.S. GAAP, requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and disclosure of contingent assets and liabilities. Interim results are not necessarily indicative of the operating results for the full fiscal year or any future periods and actual results may differ from our estimates. During the three and six months ended July 31, 2015, there have been no material changes to our significant accounting policies that were described in our fiscal 2015 Form 10-K, as filed with the SEC.

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

Fair Value Measurements of Assets and Liabilities

The following tables set forth our financial assets and liabilities that were accounted for at fair value on a recurring basis as of July 31, 2015 and January 31, 2015:

		Fair Value at July 31, 2015 Using
		Quoted
		Prices in	Significant
		Active	Other	Significant
		Markets for	Observable	Unobservable
	July 31,	Identical Assets	Inputs	Inputs
	2015	(Level 1)	(Level 2)	(Level 3)
	(Amounts in thousands)
Financial assets:
Money market accounts (a)	$3,627	$3,627	$—	$—
Available for sale marketable securities:
Current marketable securities:
U.S. treasury notes and bonds - conventional	2,006	2,006	—	—
U.S. government agency issues	2,003	—	2,003	—
Non-current marketable securities:
U.S. treasury notes and bonds - conventional	5,770	5,770	—	—
U.S. government agency issues	2,504	—	2,504	—

Total	$15,910	$11,403	$4,507	$—

Financial liabilities:
Contingent consideration (b)	$1,487	$—	$—	$1,487

		Fair Value at January 31, 2015 Using
		Quoted
		Prices in	Significant
		Active	Other	Significant
		Markets for	Observable	Unobservable
	January 31,	Identical Assets	Inputs	Inputs
	2015	(Level 1)	(Level 2)	(Level 3)
	(Amounts in thousands)
Financial assets:
Money market accounts (a)	$1,575	$1,575	$—	$—
Available for sale marketable securities:
Current marketable securities:
U.S. treasury notes and bonds - conventional	1,501	1,501	—	—
U.S. government agency issues	6,015	—	6,015	—
Non-current marketable securities:
U.S. treasury notes and bonds - conventional	4,286	4,286
U.S. government agency issues	2,507	—	2,507	—

Total	$15,884	$7,362	$8,522	$—

(a)	Money market funds and U.S. treasury bills are included in cash and cash equivalents on the accompanying consolidated balance sheet and are valued at quoted market prices for identical instruments in active markets.
(b)	The fair value of our contingent consideration arrangement is determined based on management’s evaluation as to the probability of achieving certain defined performance criteria based on the expected future performance of the acquired entity, as well as the fair value of the estimated shares of the Company’s common stock to be issued.

The following table sets forth a reconciliation of liabilities measured at fair value on a recurring basis with the use of significant unobservable inputs (Level 3) for the six months ended July 31, 2015 (amounts in thousands):

Level 3
Accrued Contingent
Consideration
Ending balance at January 31, 2015	$—
Timeline Labs acquisition	1,508
Change in fair value	(21)

Ending balance July 31, 2015	$1,487

Available-For-Sale Securities

We determine the appropriate classification of debt investment securities at the time of purchase and reevaluate such designation as of each balance sheet date. Our investment portfolio consists of money market funds, U.S. treasury notes and bonds, and U.S. government agency notes and bonds as of July 31, 2015 and January 31, 2015. All highly liquid investments with an original maturity of three months or less when purchased are considered to be cash equivalents. All cash equivalents are carried at cost, which approximates fair value. Our marketable securities are classified as available-for-sale and are reported at fair value with unrealized gains and losses, net of tax, reported in stockholders’ equity as a component of accumulated other comprehensive loss. The amortization of premiums and accretion of discounts to maturity are computed under the effective interest method and are included in other (expenses) income, net, in our consolidated statements of operations and comprehensive loss. Interest on securities is recorded as earned and is also included in other (expenses) income, net. Any realized gains or losses would be shown in the accompanying consolidated statements of operations and comprehensive loss in other (expenses) income, net. We provide fair value measurement disclosures of available-for-sale securities in accordance with one of three levels of fair value measurement mentioned above.

The following is a summary of cash, cash equivalents and available-for-sale securities, including the cost basis, aggregate fair value and gross unrealized gains and losses, for short- and long-term marketable securities portfolio as of July 31, 2015 and January 31, 2015:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(Amounts in thousands)
July 31, 2015:
Cash	$56,933	$—	$—	$56,933
Cash equivalents	3,627	—	—	3,627

Cash and cash equivalents	60,560	—	—	60,560

U.S. treasury notes and bonds - short-term	2,004	2		2,006
U.S. treasury notes and bonds - long-term	5,760	10	—	5,770
U.S, government agency issues - short-term	2,002	1	—	2,003
U.S, government agency issues - long-term	2,489	15		2,504

Total cash, cash equivalents and marketable securities	$72,815	$28	$—	$72,843

January 31, 2015:
Cash	$88,444	$—	$—	$88,444
Cash equivalents	1,575	—	—	1,575

Cash and cash equivalents	90,019	—	—	90,019

U.S. treasury notes and bonds - short-term	1,500	1		1,501
U.S. treasury notes and bonds - long-term	4,268	18	—	4,286
U.S, government agency issues - short-term	6,008	7	—	6,015
U.S, government agency issues - long-term	2,490	17		2,507

Total cash, cash equivalents and marketable securities	$104,285	$43	$—	$104,328

The following is a schedule of the contractual maturities of available-for-sale investments as of July 31, 2015 (amounts in thousands):

Estimated
Fair Value
Maturity of one year or less	$4,009
Maturity between one and five years	8,274

Total	$12,283

Cash, Cash Equivalents and Marketable Securities

Cash and cash equivalents consist primarily of highly liquid investments in money market mutual funds, government sponsored enterprise obligations, treasury bills, commercial paper and other money market securities with remaining maturities at date of purchase of 90 days or less.

Restricted Cash

In December 2014, in conjunction with our acquisition of TLL, LLC (“Timeline Labs”) (see Note 3), we entered into an agreement to fund a $2.5 million escrow from which Timeline Labs could make withdrawals for working capital purposes in advance of the February 2, 2015 acquisition date. The unused portion of $1.1 million as of January 31, 2015, was classified as restricted cash in our consolidated balance sheet. On February 2, 2015 this amount was retained by the Company.

The fair value of cash, cash equivalents, restricted cash and marketable securities at July 31, 2015 and January 31, 2015 was $72.8 million and $105.4 million, respectively.

Contingent Consideration

We determined the fair value of the contingent consideration in connection with the acquisition of Timeline Labs on February 2, 2015 using a method that incorporates the Black-Scholes valuation model to establish the value of the shares of our common stock in addition to an evaluation of the probability of achievement. This fair value measurement is based on significant inputs not observed in the market and thus represents a Level 3 measurement. As of July 31, 2015, $0.9 million represents our current portion of this obligation and is included in other accrued expenses in our consolidated balances sheet and $0.6 million represents our noncurrent portion and is included in other liabilities, long-term on our consolidated balance sheet. Any change in the fair value of the contingent consideration subsequent to the acquisition date, such as changes in our estimates of the performance goals, will be recognized in earnings in the period the estimated fair value changes. For contingent consideration arrangements which contain an employment requirement, and as a result is considered compensation expense, we will recognize a liability once the requisite service period has been completed.

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

We have not disclosed the amount of revenues and earnings of Timeline Labs since the acquisition date, nor have we included pro forma financial information, as those amounts are not significant to our consolidated financial statements.

The preliminary allocation of the purchase price is as follows (amounts in thousands):

Fair value of consideration:
Cash, net of cash acquired	$14,186
Closing stock consideration	3,019
Deferred stock consideration	6,543
Contingent consideration	509

Total purchase price	$24,257

Fair value of assets acquired and liabilities assumed:
Current assets	249
Other long-term assets	108
Finite-life intangible assets	6,720
Goodwill	17,246
Current liabilities	(66)

Allocated purchase price	$24,257

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

The Company is also obligated to issue shares of common stock at the six month and twelve month anniversaries of the acquisition date. The aggregate acquisition date fair value of the estimated shares for both anniversary date issuances is $6.5 million and is classified in the consolidated balance sheet as a current liability. On August 3, 2015 we issued

260,537 shares of our common stock with a value of $1.8 million to the former members of Timeline Labs, in satisfaction of our six month deferred stock consideration obligation to the former members of Timeline Labs pursuant to the Merger Agreement.

Contingent Consideration

A former holder of a specified series of interest of Timeline Labs is eligible to receive additional earn-out consideration, consisting of shares of our common stock, if defined performance criteria are achieved for fiscal 2016 and 2017 without a requirement to remain as an employee of the Company. As of July 31, 2015, we have included a liability of $0.5 million in our consolidated balance sheet, which represents the fair value of the estimated shares at full achievement of the defined performance criteria. Any future changes to this liability resulting from changes in probability of achievement or changes to the fair value will be included in our consolidated statements of operations and comprehensive loss in the period which the change occurs.

Additionally, the former holders of a specified series of interests of Timeline Labs are eligible to receive additional earn-out compensation, consisting of shares of our common stock, if defined performance criteria are achieved for fiscal 2016 and 2017, provided, that if such person was an employee of Timeline Labs as of the closing date, such person must remain an employee as of the date that all earn-out consideration would be paid, with any forfeited amounts to be reallocated to other eligible persons. As of July 31, 2015, we estimated the fair value of the aggregate liability of the employee portion of contingent consideration to be $2.6 million which we will be recognizing as the requisite service period is completed. As of July 31, 2015, we have included a liability of $1.0 million in our consolidated balance sheet, which represents the fair value of the estimated shares at full achievement of the defined performance criteria. For the three and six months ended July 31, 2015, we recorded charges of $0.5 million and $1.0 million, respectively, associated with this arrangement that has been included in the earn-outs and change in fair value of earn-outs in our consolidated statements of operations and comprehensive loss.

Intangible Assets

In determining the fair value of the intangible assets, the Company considered, among other factors, the intended use of the assets, the estimates of future performance of Timeline Lab’s products and analyses of historical financial performance. The fair values of identified intangible assets were calculated using an income-based approach based on estimates and assumptions provided by Timeline Labs’ and the Company’s management.

The following table sets forth the components of the identified intangible assets associated with the Timeline Labs acquisition and their estimated useful lives:

	Useful life	Fair Value
		(Amounts in thousands)
Tradename	7 years	$620
Customer contracts	7 years	4,760
Non-compete agreements	2 years	170
Existing technology	5 years	1,170

		$6,720

Acquired Goodwill

The preliminary purchase price allocation is subject to our final determination of fair value. We recorded the $17.2 million excess of the purchase price over the fair value of the identified tangible and intangible assets as goodwill, primarily due to expected synergies between the combined companies and expanded market opportunities. The goodwill is deductible for tax purposes.

Acquisition-related Costs

In connection with the acquisition, we incurred approximately $0.1 million in acquisition-related costs, including legal, accounting and other professional services for the six months ended July 31, 2015. The acquisition costs were expensed as incurred and included in professional fees – other, in our consolidated statements of operations and comprehensive loss.

4.	Inventories

Inventories consist primarily of hardware and related component parts and are stated at the lower of cost (on a first-in, first-out basis) or market. Inventories consist of the following:

	July 31,	January 31,
	2015	2015
	(Amounts in thousands)
Components and assemblies	$1,424	$1,487
Finished products	1,901	1,377

Total inventory	$3,325	$2,864

5.	Goodwill and Intangible Assets

Goodwill

Changes in the carrying amount of goodwill for the six months ended July 31, 2015 were as follows:

Goodwill
(Amounts in thousands)
Balance at January 31, 2015	$41,008
Acquisition of Timeline Labs	17,246
Cumulative translation adjustment	(622)

Balance at July 31, 2015	$57,632

We are required to perform impairment tests related to our goodwill annually on August 1st, which we perform during the third quarter of each fiscal year or sooner if an indicator of impairment occurs. There was no impairment of goodwill determined as a result of the annual impairment test analysis completed during the third quarter of fiscal 2015. While no impairment charges resulted from our annual test, impairment charges may occur in the future as a result of changes in projected growth and other factors.

Intangible Assets

Intangible assets, net, consisted of the following at July 31, 2015 and January 31, 2015:

		As of July 31, 2015			As of January 31, 2015
	Weighted average remaining life (Years)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
	(Amounts in thousands)
Finite-life intangible assets:
Customer contracts	6.3	$34,828	$(25,705)	$9,123	$30,397	$(24,160)	$6,237
Non-compete agreements	2.0	2,552	(2,425)	127	2,433	(2,433)	—
Completed technology	5.1	11,303	(9,493)	1,810	10,307	(9,230)	1,077
Trademarks, patents and other	7.1	7,692	(7,116)	576	7,082	(7,082)	—

Total finite-life intangible assets		$56,375	$(44,739)	$11,636	$50,219	$(42,905)	$7,314

As of July 31, 2015, the estimated future amortization expense for our finite-life intangible assets for the remainder of fiscal 2016, the four succeeding fiscal years and thereafter is as follows (amounts in thousands):

Estimated
Amortization
Fiscal Year Ended January 31,	Expense
2016 (for the remaining six months)	$2,255
2017	3,187
2018	2,330
2019	1,647
2020	1,065
2021 and thereafter	1,152

Total	$11,636

6.	Commitments and Contingencies

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

We warrant that our products, including software products, will substantially perform in accordance with our standard published specifications in effect at the time of delivery. In addition, we provide maintenance support to our customers and therefore allocate a portion of the product purchase price to the initial warranty period and recognize revenue on a straight line basis over that warranty period related to both the warranty obligation and the maintenance support agreement. When we enter into arrangements that include revenue for extended warranties beyond the standard duration, the revenue is deferred and recognized on a straight line basis over the contract period. Related costs are expensed as incurred.

Revolving Line of Credit/Demand Note Payable

We maintain a demand discretionary line of credit and a Demand Promissory Note in the aggregate amount of $20.0 million. Borrowings under the line of credit will be used to finance working capital needs and for general corporate purposes. This line of credit expires in November 2015. We currently do not have any borrowings and as a result, are not subject to any financial covenants under this line.

7.	Severance and Other Restructuring Costs

During the three and six months ended July 31, 2015, we incurred restructuring charges of $0.6 million and $0.8 million, respectively, primarily from severance costs for terminated employees as a result of our restructuring plan initiated in January 2015.

The following table shows the change in balances of our accrued severance reported as a component of other accrued expenses on the consolidated balance sheet as of July 31, 2015 (amounts in thousands):

	Three Months Ended	Six Months Ended
	July 31, 2015	July 31, 2015
Accrual balance at the beginning of the period	$131	$2,021
Severance and other restructuring charges incurred	617	829
Severance costs paid	(458)	(2,495)
Other adjustments	(22)	(87)

Accrual balance as of July 31, 2015	$268	$268

8.	Stock Repurchase Program

On September 4, 2013, our Board of Directors authorized the repurchase of up to $25.0 million of our common stock through a share repurchase program, which we increased to $40.0 million on May 31, 2014 in connection with an extension of the termination date to April 30, 2015. We did not repurchase any shares of our common stock subsequent to July 31, 2014 and the repurchase authorization expired by its terms on April 30, 2015. Under this program, we used $5.5 million of cash in connection with the repurchase of 591,520 shares of our common stock (an average price of $9.31 per share).

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

Effective February 1, 2014, SeaChange gave its non-employee members of the Board of Directors the option to receive DSUs in lieu of RSUs, beginning with the annual grant for fiscal 2015. The number of units subject to the DSUs is determined as of the grant date and shall fully vest one year from the grant date. The shares underlying the DSUs are not vested and issued until the earlier of the director ceasing to be a member of the Board of Directors (provided such time is subsequent to the first day of the succeeding fiscal year) or immediately prior to a change in control. Commencing with fiscal 2016, we changed the policy regarding the timing of the equity grant from the first day of the applicable fiscal year to be the date of our annual meeting of stockholders. To facilitate the transition, a partial year grant was made to our non-employee directors, effective February 1, 2015, and a full year grant was made to our non-employee directors, effective July 15, 2015.

We may satisfy awards upon the exercise of stock options, vesting of RSUs, or the issuance of DSUs with newly issued shares or treasury shares. The Board of Directors is responsible for the administration of the 2011 Plan and determining the terms of each award, award exercise price, the number of shares for which each award is granted and the rate at which each award vests. In certain instances the Board of Directors may elect to modify the terms of an award.

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

We have granted market-based options to newly appointed officers. These stock options have an exercise price equal to our closing stock price on the date of grant and will vest in approximately equal increments based upon the closing price of SeaChange’s common stock. We record the fair value of these stock options using the Monte Carlo simulation model, since the stock option vesting is variable depending on the closing price of our traded common stock. The model simulated the daily trading price of the market-based stock options’ expected terms to determine if the vesting conditions would be triggered during the term. As a result, the fair value was estimated to be $2.4 million for these stock options which will be expensed over the next 2.3 years.

2015 Employee Stock Purchase Plan

In July 2015 we adopted the 2015 Employee Stock Purchase Plan (the “ESPP”). The purpose of the ESPP is to provide eligible employees, including executive officers of SeaChange, with the opportunity to purchase shares of our common stock at a discount through accumulated payroll deductions of up to 15%, but not less than one percent of their eligible compensation, subject to any plan limitations. Offering periods typically commence on October 1st and April 1st and end on March 31st and September 30th with the last trading day being the exercise date for the offering period. The first offering period under the ESPP will commence October 1, 2015. On each purchase date, eligible employees will purchase our stock at a price per share equal to 85% of the closing price of our common stock on the exercise date, but no less than par value. The maximum number of shares of our common stock which will be authorized for sale under the ESPP is 1,150,000 shares.

10.	Accumulated Other Comprehensive Loss

The following shows the changes in the components of accumulated other comprehensive loss for the six months ended July 31, 2015:

		Changes in
	Foreign	Fair Value of
	Currency	Available
	Translation	for Sale
	Adjustment	Investments	Total
	(Amounts in thousands)
Balance at January 31, 2015	$(5,797)	$43	$(5,754)
Other comprehensive loss	(624)	(15)	(639)

Balance at July 31, 2015	$(6,421)	$28	$(6,393)

Comprehensive loss consists of our net loss and other comprehensive loss, which includes foreign currency translation adjustments and changes in unrealized gains and losses on marketable securities available for sale. For purposes of comprehensive loss disclosures, we do not record tax expense or benefits for the net changes in the foreign currency translation adjustments, as we intend to permanently reinvest all undistributed earnings of our foreign subsidiaries.

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

Significant Customers

The following summarizes revenues by significant customer where such revenue exceeded 10% of total revenues for the indicated period:

	Three Months Ended		Six Months Ended
	July 31,		July 31,
	2015	2014	2015	2014
Customer A	25%	16%	22%	17%
Customer B	11%	19%	14%	19%
Customer C	11%	N/A	N/A	N/A
Customer D	N/A	11%	N/A	11%

Geographic Information

The following table summarizes revenues by customers’ geographic locations for the periods presented:

	Three Months Ended July 31,				Six Months Ended July 31,
	2015		2014		2015		2014
	Amount	%	Amount	%	Amount	%	Amount	%
Revenues by customers’ geographic locations:	(Amounts in thousands, except percentages)
North America(1)	$16,010	58%	$18,855	63%	$29,789	58%	$33,497	62%
Europe and Middle East	10,090	36%	9,001	30%	17,656	35%	16,698	31%
Latin America	1,354	5%	1,529	5%	2,452	5%	3,178	6%
Asia Pacific and other international locations	417	1%	464	2%	1,151	2%	813	1%

Total	$27,871		$29,849		$51,048		$54,186

(1)	Includes total revenues for the United States for the periods shown as follows (amounts in thousands, except percentage data):

	Three Months Ended		Six Months Ended
	July 31,		July 31,
	2015	2014	2015	2014
U.S. Revenue	$11,794	$17,979	$23,729	$31,447
% of total revenues	42.3%	60.2%	46.5%	58.0%

12.	Income Taxes

We recorded an income tax provision from continuing operations of $0.1 million and $0.2 for the three and six months ended July 31, 2015, respectively, primarily due to the tax deductible goodwill acquired from Timeline Labs. The taxable temporary differences related to tax amortization of the acquired goodwill creates a deferred tax liability associated with an indefinite-lived intangible asset. Accordingly, the resulting deferred tax liability cannot be used as a source of income against which our deferred tax assets may be realized.

The Company reviews all available evidence to evaluate the recovery of deferred tax assets, including the recent history of losses in all tax jurisdictions, as well as its ability to generate income in future periods. As of July 31, 2015, due to the uncertainty related to the ultimate use of certain deferred income tax assets, the Company has recorded a valuation allowance on certain of its deferred tax assets.

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

We file income tax returns in the U.S. federal jurisdiction, various state jurisdictions, and various foreign jurisdictions. We are no longer subject to U.S. federal examinations before fiscal 2010. However, the taxing authorities still have the ability to review the propriety of certain tax attributes created in closed years if such tax attributes are utilized in an open tax year. Presently, we are under audit with the IRS for fiscal years 2010 through 2012.

In August 2015, the IRS issued proposed tax adjustments for the fiscal 2010 and 2012 tax years which the Company is presently reviewing. If the Company is unsuccessful in defending its positions, these adjustments would be offset by the Company’s net operating losses (“NOLs”) generated in the fiscal 2013 tax year. In order to process the potential offset, the IRS has expanded the audit to include the fiscal 2013 tax year. The proposed tax adjustments could reduce the Company’s Federal NOLs from $37.1 million to $34.2 million. In addition, the proposed adjustments could result in an additional tax expense of $0.2 million in the period which the audit is settled.

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

The following table sets forth our computation of basic and diluted net loss per common share (amounts in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	July 31,		July 31,
	2015	2014	2015	2014
Net loss from continuing operations	$(5,027)	$(5,687)	$(14,852)	$(15,154)
Net income from discontinued operations	—	119	—	119

Net loss	$(5,027)	$(5,568)	$(14,852)	$(15,035)

Weighted average shares used in computing net loss per share - basic and diluted	33,350	32,806	33,339	32,902

Net loss per share - basic and diluted:
Loss from continuing operations	$(0.16)	$(0.17)	$(0.45)	$(0.46)
Income from discontinued operations	—	0.00	—	0.00

Net loss per share - basic and diluted	$(0.16)	$(0.17)	$(0.45)	$(0.46)

The number of common shares used in the computation of diluted net loss per share for the three and six months ended July 31, 2015 and 2014 does not include the effect of the following potentially outstanding common shares because the effect would have been anti-dilutive (amounts in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2015	2014	2015	2014
Stock options	1,526	297	1,468	344
Restricted stock units	179	207	152	214
Deferred stock units	18	5	12	2

Total	1,723	509	1,632	560

14.	Recent Accounting Standard Updates

We consider the applicability and impact of all Accounting Standards Updates. Updates not listed below were assessed and determined to be either not applicable or are expected to have minimal impact on our consolidated financial position or results of operations.

Simplifying the Measurement of Inventory

In July 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Updates No. (“ASU”) 2015-11, “Inventory (Topic 330): Simplifying the Measurement of Inventory.” ASU 2015-11 requires inventory that is recorded using the first-in, first-out method to be measured at the lower of cost or net realizable value. ASU 2015-11 will be effective retrospectively for the Company beginning in the first quarter of fiscal 2018, with early adoption permitted. The adoption of this guidance is not expected to have a significant impact on our consolidated financial statements.

Intangibles-Goodwill and Other-Internal-Use Software

In April 2015, the FASB issued ASU 2015-05, “Intangibles-Goodwill and Other-Internal-Use Software – Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement.” This guidance is intended to help entities evaluate the accounting for fees paid by a customer in a cloud computing arrangement, primarily to determine whether the arrangement includes a sale or license of software. ASU 2015-05 is effective for us beginning in fiscal 2017. Early adoption is permitted. Upon adoption, an entity has the option to apply the provisions of ASU 2015-05 either prospectively to all arrangements entered into or materially modified, or retrospectively. The adoption of this guidance is not expected to have a significant impact on our consolidated financial statements.

Amendments to the Consolidation Analysis

In February 2015, the FASB issued ASU 2015-02, “Amendments to the Consolidation Analysis.” ASU 2015-02 is intended to improve guidance for limited partnerships, limited liability corporations and securitization structures. The guidance places more emphasis on risk of loss when determining a controlling financial interest, reduces the frequency of the application of related-party guidance when determining a controlling financial interest in a VIE and changes consolidation conclusions for public and private companies that typically make use of limited partnerships or VIEs. This guidance is effective for us beginning in fiscal 2017. The adoption of this guidance is not expected to have a significant impact on our consolidated financial statements.

Accounting For Share-Based Payments- Performance Target Could Be Achieved after the Requisite Service Period

In June 2014, the FASB issued ASU 2014-12, “Compensation - Stock Compensation (Topic 718) – Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period.” ASU 2014-12 requires that a performance target which affects vesting and that could be achieved after the requisite service period be treated as a performance condition by applying existing guidance in Topic 718 as it relates to awards with performance conditions. The amendment also specifies the period over which compensation costs should be recognized. The amendment is effective for annual reporting periods and interim periods within those annual periods beginning after December 15, 2015. The adoption of this guidance is not expected to have a significant impact on our consolidated financial statements.

Revenue from Contracts with Customers

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606),” to clarify the principles for recognizing revenue and to develop a common revenue standard for U.S. GAAP and the International Financial Reporting Standards. This guidance supersedes previously issued guidance on revenue recognition and gives a five step process an entity should follow so that the entity recognizes revenue that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In July 2015, the FASB deferred the effective date of this guidance to annual reporting periods beginning after December 15, 2017, which would be our fiscal 2019 reporting period. It must be applied either retrospectively during each prior reporting period presented or retrospectively with the cumulative effect of initially applying this guidance recognized at the date of the initial application. Early adoption is permitted to the original effective date of December 15, 2016 (including interim reporting periods within those periods). We are currently evaluating the impact of the adoption of ASU 2014-09 on our consolidated financial statements.

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

We continue our efforts to address what we see as the continuing rise of over-the-top (“OTT”) services by such companies as Netflix, Hulu and Amazon and by media companies such as HBO, CBS and BBC. This rise of OTT video services in the United States has increased the demand for multiscreen capabilities on a range of consumer devices operating on cloud-based platforms. We have been increasing our strategic investments in research and development related to our cloud-based offerings, as well as in sales and marketing as we work to increase our go-to-market efforts in this area.

We continue to invest in Rave, our cloud-based software-as-a-service (“SaaS”) offering, which permits service providers and media companies to offer multiscreen features and functions through a service hosted and managed by us, enabling cost savings for our customers and increasing speed and ease of use for end-users. We believe that by delivering innovative solutions to both our existing customer base and to content owners that are looking to provide OTT services, we can help them meet their growing needs, get to market faster and drive new revenue growth. Recognizing the importance of OTT, we have designed our cloud solutions and products to make integrating with existing networks simple and a core competency of our platform, and to make our software solutions serve a wide range of consumer devices.

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

In addition, many customers may delay or reduce capital expenditures. This, together with other factors, could result in the reductions in sales of our products, longer sales cycles, difficulties in collection of accounts receivable, a longer period of time before we may recognize revenue attributable to a sale, gross margin deterioration, slower adoption of new technologies, a delay in the transition to SaaS, and an increase in price competition.

In January 2015, we initiated a global restructuring plan to streamline our activities, primarily with an employee headcount reduction of 10%, now that our next generation software products have been brought to market and are being deployed around the globe. The reduction in workforce was implemented immediately in the United States and, to comply with non-U.S. legal requirements, is being implemented on an international basis throughout fiscal 2016. We have incurred $2.4 million of restructuring charges since we initiated this plan. We expect this initiative to yield approximately $11 million in annualized cost savings.

Results of Operations

The following discussion summarizes the key factors our management believes are necessary for an understanding of our consolidated financial statements.

Revenues

The following table summarizes information about our revenues for the three and six months ended July 31, 2015 and 2014:

	Three Months Ended		Increase/	Increase/	Six Months Ended		Increase/	Increase/
	July 31,		(Decrease)	(Decrease)	July 31,		(Decrease)	(Decrease)
	2015	2014	$ Amount	% Change	2015	2014	$ Amount	% Change
	(Amounts in thousands, except for percentage data)
Revenues:
Product	$6,955	$8,740	$(1,785)	(20.4%)	$10,119	$13,798	$(3,679)	(26.7%)
Service	20,916	21,109	(193)	(0.9%)	40,929	40,388	541	1.3%

Total revenues	27,871	29,849	(1,978)	(6.6%)	51,048	54,186	(3,138)	(5.8%)

Cost of product revenues	1,753	2,132	(379)	(17.8%)	3,611	3,946	(335)	(8.5%)
Cost of service revenues	11,691	12,330	(639)	(5.2%)	22,894	23,962	(1,068)	(4.5%)

Total cost of revenues	13,444	14,462	(1,018)	(7.0%)	26,505	27,908	(1,403)	(5.0%)

Gross profit	$14,427	$15,387	$(960)	(6.2%)	$24,543	$26,278	$(1,735)	(6.6%)

Gross product profit margin	74.8%	75.6%		(0.8%)	64.3%	71.4%		(7.1%)
Gross service profit margin	44.1%	41.6%		2.5%	44.1%	40.7%		3.4%
Gross profit margin	51.8%	51.5%		0.3%	48.1%	48.5%		(0.4%)

Product Revenue. The decrease in product revenue for the three months ended July 31, 2015 of $1.8 million, or 20%, over the same period of fiscal 2015 was primarily due to significant advertising revenues from a North American customer recorded in fiscal 2015. The $3.7 million, or 27%, decrease for the six months ended July 31, 2015, as compared to the same period of prior fiscal year was primarily due to lower revenue from our legacy products in fiscal 2016, in addition to the significant advertising revenues from a North American customer recorded in fiscal 2015.

Service Revenue. Service revenue decreased $0.2 million for the three months ended and increased $0.5 million, or 1%, for the six months ended July 31, 2015, as compared to the same periods of fiscal 2015. The increase during the six month period was primarily due to higher video gateway service revenue.

For the three and six months ended July 31, 2015 three customers accounted for 47% and 44% of our total revenues, respectively. For the three and six months ended July 31, 2014, three customers accounted for 46% and 47% of our total revenues, respectively. We believe that a significant amount of our revenues will continue to be derived from a limited number of customers.

International sales accounted for 58% and 40% of total revenues in the three months ended July 31, 2015 and 2014, respectively. For the six months ended July 31, 2015 and 2014, international sales accounted for 54% and 42% of total revenues. The increase in international sales for the three and six months ended July 31, 2015, as compared to the same prior periods is primarily due to revenue from our Canadian customers recorded in the second quarter of fiscal 2016.

Gross Profit and Margin. Cost of revenues consists primarily of the cost of resold third-party products and services, purchased material components and subassemblies, labor and overhead relating to the assembly and testing of complete systems and related expenses, and costs related to customized software development contracts.

Our gross profit margin was relatively flat for the three and six months ended July 31, 2015, as compared to the same periods of the prior fiscal year due to the mix of higher service margins, offset by lower product margins.

Operating Expenses

Research and Development

The following table provides information regarding the change in research and development expenses during the periods presented:

	Three Months Ended		Increase/	Increase/	Six Months Ended		Increase/	Increase/
	July 31,		(Decrease)	(Decrease)	July 31,		(Decrease)	(Decrease)
	2015	2014	$ Amount	% Change	2015	2014	$ Amount	% Change
	(Amounts in thousands, except for percentage data)
Research and development expenses	$8,370	$10,869	$(2,499)	(23.0%)	$17,903	$21,797	$(3,894)	(17.9%)
% of total revenues	30.0%	36.4%			35.1%	40.2%

Research and development expenses consist primarily of employee costs, which include salaries, benefits and related payroll taxes, in addition to depreciation of development and test equipment and an allocation of related facility expenses. During the three and six months ended July 31, 2015, research and development costs decreased $2.5 million and $3.9 million, respectively, as compared to the same period of fiscal 2015, primarily due to lower employee-related costs and contract labor in fiscal 2016, a direct result of the reduction in workforce in January 2015.

Selling and Marketing

The following table provides information regarding the change in selling and marketing expenses during the periods presented:

	Three Months Ended		Increase/	Increase/	Six Months Ended		Increase/	Increase/
	July 31,		(Decrease)	(Decrease)	July 31,		(Decrease)	(Decrease)
	2015	2014	$ Amount	% Change	2015	2014	$ Amount	% Change
	(Amounts in thousands, except for percentage data)
Selling and marketing expenses	$3,630	$3,624	$6	0.2%	$7,298	$7,062	$236	3.3%
% of total revenues	13.0%	12.1%			14.3%	13.0%

Selling and marketing expenses consist primarily of payroll costs, which include salaries and related payroll taxes, benefits and commissions, travel expenses and certain promotional expenses. Selling and marketing expenses remained relatively flat for the three months ended and increased $0.2 million for the six months ended July 31, 2015, as compared to the same periods of last fiscal year as we began incurring additional selling and marketing expenses from our operation of Timeline Labs commencing in February 2015.

General and Administrative

The following table provides information regarding the change in general and administrative expenses during the periods presented:

	Three Months Ended		Increase/	Increase/		Six Months Ended		Increase/	Increase/
	July 31,		(Decrease)	(Decrease)		July 31,		(Decrease)	(Decrease)
	2015	2014	$ Amount	% Change		2015	2014	$ Amount	% Change
	(Amounts in thousands, except for percentage data)
General and administrative expenses	$3,911	$4,038	$(127)	(3.1%	)	$7,798	$8,054	$(256)	(3.2%	)
% of total revenues	14.0%	13.5%				15.3%	14.9%

General and administrative expenses consist primarily of employee costs, which include salaries and related payroll taxes and benefit-related costs, legal and accounting services and an allocation of related facilities expenses. General and administrative expenses decreased $0.1 million and $0.3 million for the three and six months ended July 31, 2015, respectively, primarily due to a decrease in employee-related costs resulting from the reduction in workforce in January 2015.

Amortization of Intangible Assets

The following table provides information regarding the change in amortization of intangible assets expenses during the periods presented:

	Three Months Ended		Increase/	Increase/	Six Months Ended		Increase/	Increase/
	July 31,		(Decrease)	(Decrease)	July 31,		(Decrease)	(Decrease)
	2015	2014	$ Amount	% Change	2015	2014	$ Amount	% Change
	(Amounts in thousands, except for percentage data)
Amortization of intangible assets	$1,216	$1,089	$127	11.7%	$2,338	$2,868	$(530)	(18.5%)
% of total revenues	4.4%	3.6%			4.6%	5.3%

Amortization expense relates to the costs of acquired intangible assets and capitalized internally-developed software costs. Amortization expense on certain intangible assets is also based on the future economic value of the related intangible assets which is generally higher in the earlier years of the assets’ lives.

Stock-based Compensation Expense

The following table provides information regarding the change in stock-based compensation expense during the periods presented:

	Three Months Ended		Increase/	Increase/	Six Months Ended		Increase/	Increase/
	July 31,		(Decrease)	(Decrease)	July 31,		(Decrease)	(Decrease)
	2015	2014	$ Amount	% Change	2015	2014	$ Amount	% Change
	(Amounts in thousands, except for percentage data)
Stock-based compensation expense	$1,156	$801	$355	44.3%	$1,867	$1,397	$470	33.6%
% of total revenues	4.1%	2.7%			3.7%	2.6%

Stock-based compensation expense is related to the issuance of stock grants to our employees, executives and members of our Board of Directors. Stock-based compensation expense increased $0.4 million during the three months ended July 31, 2015 and increased $0.5 million during the six months ended July 31, 2015, as compared to the same periods of fiscal 2015 due to stock compensation expense recorded on market-based stock options granted to our Chief Executive Officer and Chief Operating Officer concurrent with their respective appointments.

Earn-outs and Change in Fair Value of Earn-outs

The following table provides information regarding the change in earn-outs and change in fair value of earn-outs during the periods presented:

	Three Months Ended		Increase/	Increase/	Six Months Ended		Increase/	Increase/
	July 31,		(Decrease)	(Decrease)	July 31,		(Decrease)	(Decrease)
	2015	2014	$ Amount	% Change	2015	2014	$ Amount	% Change
	(Amounts in thousands, except for percentage data)
Earn-outs and change in fair value of earn-outs	$481	$—	$481	100.0%	$983	$—	$983	100.0%
% of total revenues	1.7%	0.0%			1.9%	0.0%

Earn-out costs include contingent consideration to be paid to the former members of Timeline Labs upon achievement of certain performance criteria and completion of the requisite service period. Any changes to the contingent consideration, resulting from changes in probability of achievement of the performance criteria or changes to the fair value are included in earn-outs and changes in fair value of earn-outs in our consolidated statements of operations and comprehensive loss in the period which the change occurs.

Other (Expenses) Income, Net

The table below provides detail regarding our other expenses, net:

	Three Months Ended		Increase/	Increase/		Six Months Ended		Increase/	Increase/
	July 31,		(Decrease)	(Decrease)		July 31,		(Decrease)	(Decrease)
	2015	2014	$ Amount	% Change		2015	2014	$ Amount	% Change
	(Amounts in thousands, except for percentage data)
Interest income, net	$46	$47	$(1)	(2.1%	)	$78	$131	$(53)	(40.5%	)
Foreign exchange loss	(256)	(379)	123	(32.5%	)	(542)	(48)	(494)	>100%
Miscellaneous income (expense)	11	(1)	12	>(100%	)	36	(1)	37	>(100%	)

	$(199)	$(333)	$134			$(428)	$82	$(510)

For the three and six months ended July 31, 2015, foreign exchange losses decreased by $0.1 million and increased by $0.5 million, respectively, as compared to the same periods of fiscal 2015, primarily due to the changes in foreign currency exchange resulting from the conversion of the U.S. dollar to other foreign currencies, primarily the Euro, year over year.

Income Tax Provision (Benefit)

	Three Months Ended		Increase/	Increase/	Six Months Ended			Increase/	Increase/
	July 31,		(Decrease)	(Decrease)	July 31,			(Decrease)	(Decrease)
	2015	2014	$ Amount	% Change	2015	2014		$ Amount	% Change
	(Amounts in thousands, except for percentage data)
Income tax provision (benefit)	$78	$167	$(89)	(53.3%)	$225	$(67)		$292	>(100%	)
% of total revenues	0.3%	0.6%			0.4%	(0.1%	)

We recorded an income tax provision from continuing operations of $0.1 million and $0.2 million for the three and six months ended July 31, 2015, respectively, primarily due to the tax deductible goodwill acquired from Timeline Labs. The taxable temporary differences related to tax amortization of the acquired goodwill creates a deferred tax liability associated with an indefinite-lived intangible asset. Accordingly, the resulting deferred tax liability cannot be used as a source of income against which our deferred tax assets may be realized.

The Company reviews all available evidence to evaluate the recovery of deferred tax assets, including the recent history of losses in all tax jurisdictions, as well as its ability to generate income in future periods. As of July 31, 2015, due to the uncertainty related to the ultimate use of certain deferred income tax assets, the Company has recorded a valuation allowance on certain of its deferred tax assets.

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

We file income tax returns in the U.S. federal jurisdiction, various state jurisdictions, and various foreign jurisdictions. We are no longer subject to U.S. federal examinations before fiscal 2010. However, the taxing authorities still have the ability to review the propriety of certain tax attributes created in closed years if such tax attributes are utilized in an open tax year. Presently, we are under audit with the IRS for the fiscal years 2010 through 2012.

In August 2015, the IRS issued proposed tax adjustments for the fiscal 2010 and 2012 tax years which the Company is presently reviewing. If the Company is unsuccessful in defending its positions, these adjustments would be offset by the Company’s net operating losses (“NOLs”) generated in the fiscal 2013 tax year. In order to process the potential offset, the IRS has expanded the audit to include the fiscal 2013 tax year. The proposed tax adjustments could reduce the Company’s Federal NOLs from $37.1 million to $34.2 million. In addition, the proposed adjustments could result in an additional tax expense of $0.2 million in the period which the audit is settled.

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

The following table includes the reconciliations of our U.S. GAAP loss from operations, the most directly comparable U.S. GAAP financial measure, to our non-GAAP loss from operations and the reconciliation of our U.S. GAAP loss from operations to our adjusted EBITDA for the three and six months ended July 31, 2015 and 2014 (amounts in thousands, except per share and percentage data):

	Three Months Ended July 31, 2015			Three Months Ended July 31, 2014
	GAAP As Reported	Adjustments	Non-GAAP	GAAP As Reported	Adjustments	Non-GAAP
Revenues:
Products	$6,955	$—	$6,955	$8,740	$—	$8,740
Services	20,916	—	20,916	21,109	—	21,109

Total revenues	27,871	—	27,871	29,849	—	29,849

Cost of revenues:
Products	1,561	—	1,561	1,865	—	1,865
Services	11,663	—	11,663	12,281	—	12,281
Amortization of intangible assets	192	(192)	—	267	(267)	—
Stock-based compensation	28	(28)	—	49	(49)	—

Total cost of revenues	13,444	(220)	13,224	14,462	(316)	14,146

Gross profit	14,427	220	14,647	15,387	316	15,703

Gross profit percentage	51.8%	0.8%	52.6%	51.5%	1.1%	52.6%
Operating expenses:
Research and development	8,370	—	8,370	10,869	—	10,869
Selling and marketing	3,630	—	3,630	3,624	—	3,624
General and administrative	3,911	—	3,911	4,038	—	4,038
Amortization of intangible assets	1,024	(1,024)	—	822	(822)	—
Stock-based compensation expense	1,128	(1,128)	—	752	(752)	—
Earn-outs and change in fair value of earn-outs	481	(481)	—	—	—	—
Professional fees: other	16	(16)	—	251	(251)	—
Severance and other restructuring costs	617	(617)	—	218	(218)	—

Total operating expenses	19,177	(3,266)	15,911	20,574	(2,043)	18,531

(Loss) income from operations	$(4,750)	$3,486	$(1,264)	$(5,187)	$2,359	$(2,828)

(Loss) income from operations percentage	(17.0%)	12.4%	(4.5%)	(17.4%)	7.9%	(9.5%)
Weighted average common shares outstanding:
Basic	33,350	33,350	33,350	32,806	32,806	32,806

Diluted	33,350	33,546	33,350	32,806	33,000	32,806

Non-GAAP operating (loss) income per share:
Basic	$(0.14)	$0.10	$(0.04)	$(0.15)	$0.07	$(0.08)

Diluted	$(0.14)	$0.10	$(0.04)	$(0.15)	$0.07	$(0.08)

Adjusted EBITDA:
Loss from operations			$(4,750)			$(5,187)
Depreciation expense			833			922
Amortization of intangible assets			1,216			1,089
Stock-based compensation expense			1,156			801
Earn-outs and changes in fair value			481			—
Professional fees: other			16			251
Severance and other restructuring			617			218

Adjusted EBITDA			$(431)			$(1,906)

Adjusted EBITDA %			(1.5%)			(6.4%)

	Six Months Ended			Six Months Ended
	July 31, 2015			July 31, 2014
	GAAP As Reported	Adjustments	Non-GAAP	GAAP As Reported	Adjustments	Non-GAAP
Revenues:
Products	$10,119	$—	$10,119	$13,798	$—	$13,798
Services	40,929	—	40,929	40,388	—	40,388

Total revenues	51,048	—	51,048	54,186	—	54,186

Cost of revenues:
Products	3,238	—	3,238	3,409	—	3,409
Services	22,866	—	22,866	23,876	—	23,876
Amortization of intangible assets	373	(373)	—	537	(537)	—
Stock-based compensation	28	(28)	—	86	(86)	—

Total cost of revenues	26,505	(401)	26,104	27,908	(623)	27,285

Gross profit	24,543	401	24,944	26,278	623	26,901

Gross profit percentage	48.1%	0.8%	48.9%	48.5%	1.1%	49.6%
Operating expenses:
Research and development	17,903	—	17,903	21,797	—	21,797
Selling and marketing	7,298	—	7,298	7,062	—	7,062
General and administrative	7,798	—	7,798	8,054	—	8,054
Amortization of intangible assets	1,965	(1,965)	—	2,331	(2,331)	—
Stock-based compensation expense	1,839	(1,839)	—	1,311	(1,311)	—
Earn-outs and change in fair value of earn-outs	983	(983)	—	—	—	—
Professional fees: other	144	(144)	—	353	(353)	—
Severance and other restructuring costs	829	(829)	—	692	(692)	—

Total operating expenses	38,759	(5,760)	32,999	41,600	(4,687)	36,913

(Loss) income from operations	$(14,216)	$6,161	$(8,055)	$(15,322)	$5,310	$(10,012)

(Loss) income from operations percentage	(27.8%)	12.0%	(15.8%)	(28.3%)	9.8%	(18.5%)
Weighted average common shares outstanding:
Basic	33,339	33,339	33,339	32,902	32,902	32,902

Diluted	33,339	33,512	33,339	32,902	33,140	32,902

Non-GAAP operating (loss) income per share:
Basic	$(0.42)	$0.18	$(0.24)	$(0.46)	$0.16	$(0.30)

Diluted	$(0.42)	$0.18	$(0.24)	$(0.46)	$0.16	$(0.30)

Adjusted EBITDA:
Loss from operations			$(14,216)			$(15,322)
Depreciation expense			1,703			1,918
Amortization of intangible assets			2,338			2,868
Stock-based compensation expense			1,867			1,397
Earn-outs and changes in fair value			983			—
Professional fees: other			144			353
Severance and other restructuring			829			692

Adjusted EBITDA			$(6,352)			$(8,094)

Adjusted EBITDA %			(12.4%)			(14.9%)

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

Stock-based Compensation Expense. We incur expenses related to stock-based compensation included in our U.S. GAAP presentation of cost of revenues and operating expenses. Although stock-based compensation is an expense we incur and is viewed as a form of compensation, the expense varies in amount from period to period, and is affected by market forces that are difficult to predict and are not within the control of management, such as the market price and volatility of our shares, risk-free interest rates and the expected term and forfeiture rates of the awards.

Earn-outs and Change in Fair Value of Earn-outs. Earn-outs and the change in the fair value of earn-outs are considered by management to be non-recurring expenses to the former shareholders of the businesses we acquire. We also incur expenses due to changes in fair value related to contingent consideration that we believe would otherwise impair comparability among periods.

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

Liquidity and Capital Resources

The following table includes key line items of our consolidated statements of cash flows:

	Six Months Ended		Increase/
	July 31,		(Decrease)
	2015	2014	$ Amount
	(Amounts in thousands)
Total cash used in operating activities	$(18,199)	$(9,588)	$(8,611)
Total cash used in investing activities	(11,933)	(4,463)	(7,470)
Total cash provided by (used in) financing activities	20	(5,504)	5,524
Effect of exchange rate changes on cash	653	376	277

Net decrease in cash and cash equivalents	$(29,459)	$(19,179)	$(10,280)

Historically, we have financed our operations and capital expenditures primarily with cash on-hand. Cash, cash equivalents, restricted cash, and marketable securities decreased from $105.4 million at January 31, 2015 to $72.8 million at July 31, 2015.

We maintain a demand discretionary line of credit and a demand promissory note in the aggregate amount of $20.0 million. Borrowings under the line of credit will be used to finance working capital needs and for general corporate purposes. We currently do not have any borrowings nor are there any financial covenants under this line.

Operating Activities

Below are key line items affecting cash from operating activities:

	Six Months Ended		Increase/
	July 31,		(Decrease)
	2015	2014	$ Amount
	(Amounts in thousands)
Net loss	$(14,852)	$(15,154)	$302
Adjustments to reconcile net loss to cash used in operating activities	6,993	6,517	476

Net loss including adjustments	(7,859)	(8,637)	778
(Increase) decrease in receivables	(4,997)	3,867	(8,864)
(Increase) decrease in inventory	(732)	1,235	(1,967)
Increase in prepaid expenses and other current assets	(598)	(981)	383
Increase (decrease) in accounts payable	1,875	(1,070)	2,945
Decrease in accrued expenses	(3,127)	(3,278)	151
Decrease in deferred revenues	(1,929)	(784)	(1,145)
All other - net	(832)	(59)	(773)

Net cash used in operating activities from continuing operations	(18,199)	(9,707)	(8,492)
Net cash provided by operating activities from discontinued operations	—	119	(119)

	$(18,199)	$(9,588)	$(8,611)

We used net cash in continuing operating activities of $18.2 million for the six months ended July 31, 2015. This cash used in operating activities was primarily the result of our net loss including adjustments and changes in working capital, which includes a decrease in accrued expenses, primarily driven by the payment of severance costs and an increase in our receivables.

Investing Activities

Cash flows from investing activities are as follows:

	Six Months Ended		Increase/
	July 31,		(Decrease)
	2015	2014	$ Amount
	(Amounts in thousands)
Purchases of property and equipment	$(795)	$(686)	$(109)
Purchases of marketable securities	(2,002)	(5,591)	3,589
Proceeds from sale and maturity of marketable securities	4,003	3,575	428
Proceeds from sale of equity investments	—	239	(239)
Investment in affiliate	—	(2,000)	2,000
Cash paid for acquisition of business, net of cash acquired	(11,686)	—	(11,686)
Increase in other long-term assets	(1,453)	—	(1,453)

Net cash used in investing activities	$(11,933)	$(4,463)	$(7,470)

We used $11.9 million in cash related to investing activities from continuing operations primarily due to the use of $11.7 million for the acquisition of Timeline Labs, the purchase of capital assets of $0.8 million and the capitalization of costs related to our internal-use software of $1.5 million, offset by $2.0 million cash provided by the proceeds from sale of marketable securities, net of purchases.

Financing Activities

Cash flows from financing activities are as follows:

	Six Months Ended		Increase/
	July 31,		(Decrease)
	2015	2014	$ Amount
	(Amounts in thousands)
Proceeds from issuance of common stock relating to stock options exercises	$20	$—	$20
Repurchases of our common stock	—	(5,504)	5,504

Net cash provided by (used in) financing activities	$20	$(5,504)	$5,524

We used $5.5 million in cash from our financing activities in fiscal 2015 for the purchase of stock under a stock repurchase plan.

Effect of exchange rate changes increased cash and cash equivalents by $0.7 million for the six months ended July 31, 2015, primarily due to the translation of European subsidiaries’ cash balances, which use the Euro as their functional currency, to U.S. dollars.

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

Contractual Obligations

There have been no significant changes outside the ordinary course of our business in our contractual obligations disclosed in our Form 10-K for the fiscal year ended January 31, 2015, with the exception of certain payment obligations resulting from our February 2, 2015 acquisition of Timeline Labs. The consideration payments include i) contingent consideration payable in shares of our common stock, and subject to the achievement of certain performance criteria, on the 12 and 24 month anniversaries of the acquisition date with a fair value of the obligation of $2.6 million and ii) deferred stock consideration payable in shares of our common stock on the 6 and 12 month anniversaries of the acquisition date with a fair value of $2.0 million and $4.5 million, respectively.

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

There have been no significant changes in our critical accounting policies during the six months ended July 31, 2015, as compared to those disclosed in our fiscal 2015 Form 10-K.

Recent Accounting Standard Updates

We consider the applicability and impact of all ASUs. ASUs not listed below were assessed and determined to be either not applicable or are expected to have minimal impact on our consolidated financial position or results of operations.

Recent Accounting Guidance Not Yet Effective

Simplifying the Measurement of Inventory

In July 2015, the FASB issued ASU 2015-11, “Inventory (Topic 330): Simplifying the Measurement of Inventory.” ASU 2015-11 requires inventory that is recorded using the first-in, first-out method to be measured at the lower of cost or net realizable value. ASU 2015-11 will be effective retrospectively for the Company beginning in the first quarter of fiscal 2018, with early adoption permitted. The adoption of this guidance is not expected to have a significant impact on our consolidated financial statements.

Intangibles-Goodwill and Other-Internal-Use Software

In April 2015, the FASB issued ASU 2015-05, “Intangibles-Goodwill and Other-Internal-Use Software – Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement.” This amendment provides guidance to help entities to determine whether a cloud computing arrangement contains a software license that should be accounted for as internal-use software or as a service contract. ASU 2015-05 is effective for us beginning in fiscal 2017. Early adoption is permitted. Upon adoption, an entity has the option to apply the provisions of ASU 2015-05 either prospectively to all arrangements entered into or materially modified, or retrospectively. The adoption of this guidance is not expected to have a significant impact on our consolidated financial statements.

Amendments to the Consolidation Analysis

In February 2015, the FASB issued ASU 2015-02, “Amendments to the Consolidation Analysis.” ASU 2015-02 is intended to improve guidance for limited partnerships, limited liability corporations and securitization structures. The guidance places more emphasis on risk of loss when determining a controlling financial interest, reduces the frequency of the application of related-party guidance when determining a controlling financial interest in a VIE and changes consolidation conclusions for public and private companies that typically make use of limited partnerships or VIEs. This guidance is effective for us beginning in fiscal 2017. Early adoption is permitted. The adoption of this guidance is not expected to have a significant impact on our consolidated financial statements.

Accounting For Share-Based Payments- Performance Target Could Be Achieved after the Requisite Service Period

In June 2014, the FASB issued ASU 2014-12, “Compensation - Stock Compensation (Topic 718) – Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period.” ASU 2014-12 requires that a performance target which affects vesting and that could be achieved after the requisite service period be treated as a performance condition by applying existing guidance in Topic 718 as it relates to awards with performance conditions. The amendment also specifies the period over which compensation costs should be recognized. The amendment is effective for annual reporting periods and interim periods within those annual periods beginning after December 15, 2015. Early adoption is permitted. The adoption of this guidance is not expected to have a significant impact on our consolidated financial statements.

Revenue from Contracts with Customers

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606),” to clarify the principles for recognizing revenue and to develop a common revenue standard for U.S. GAAP and the International Financial Reporting Standards. This guidance supersedes previously issued guidance on revenue recognition and gives a five step process an entity should follow so that the entity recognizes revenue that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In July 2015, the FASB deferred the effective date of this guidance to annual reporting periods beginning after December 15, 2017, which would be our fiscal 2019 reporting period. It must be applied either retrospectively during each prior reporting period presented or retrospectively with the cumulative effect of initially applying this guidance recognized at the date of the initial application. Early adoption is permitted to the original effective date of December 15, 2016 (including interim reporting periods within those periods). We are currently evaluating the impact of the adoption of this ASU on our consolidated financial statements.

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

Our principal currency exposures relate primarily to the U.S. dollar, the Euro and the Philippine peso. All foreign currency gains and losses are included in other (expenses) income, net, in the accompanying consolidated statements of operations and comprehensive loss. For the six months ended July 31, 2015, we recorded approximately $0.5 million in losses due to the international subsidiary translations and cash settlements of revenues and expenses.

In addition, because a substantial portion of our earnings are generated by our foreign subsidiaries whose functional currency are other than the U.S. dollar, our earnings could be materially impacted by movements in foreign currency exchange rates upon the translation of the subsidiary’s earnings into the U.S. dollar. If the U.S. dollar had strengthened by 10% compared to the Euro, our total revenues would have decreased by $0.8 million and $1.5 million for the three and six months ended July 31, 2015, respectively. Operations would not have been significantly impacted.

Interest Rate Risk

Exposure to market risk for changes in interest rates relates primarily to our investment portfolio of marketable debt securities of various issuers, types and maturities and to our borrowings under our demand note payable. We do not use derivative instruments in our investment portfolio, and our investment portfolio only includes highly liquid instruments. Our cash and marketable securities include cash equivalents, which we consider to be investments purchased with original maturities of 90 days or less. There is risk that losses could be incurred if we were to sell any of our securities prior to stated maturity. Given the short maturities and investment grade quality of the portfolio holdings at July 31, 2015, a hypothetical 10% adverse change in interest rates should not have a material adverse impact on the fair value of our investment portfolio. However, our long-term marketable securities, which are carried at the lower of cost or market value, have fixed interest rates, and therefore are not subject to changes in fair value due to changes in interest rates.

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

Changes in internal control over financial reporting. As a result of the evaluation completed by us, and in which Messrs. Samit and Dias participated, we have concluded that there were no changes during the fiscal quarter ended July 31, 2015 in our internal control over financial reporting, which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Dated: September 3, 2015

SEACHANGE INTERNATIONAL, INC.

by:	/s/ ANTHONY C. DIAS
Anthony C. Dias
Chief Financial Officer, Senior Vice President, Finance and Administration and Treasurer

Index to Exhibits

No.	Description

10.1	SeaChange International, Inc. 2015 Employee Stock Purchase Plan (filed as Appendix A to the Company’s Proxy Statement on Schedule 14A previously filed May 22, 2015 with the Commission (File No. 000-21393) and incorporated herein by reference).

10.2	Change-in-Control Severance Agreement, dated as of June 3, 2015, by and between the Company and Edward Terino (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 4, 2015 (File No. 000-21393) and incorporated herein by reference).

31.1	Certification Pursuant to Rule 13a-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification Pursuant to Rule 13a-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase