Form 10-Q
period 2015-10-31
SEACHANGE INTERNATIONAL INC
filed 2015-12-10
CIK 1019671

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2015

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

The number of shares outstanding of the registrant’s Common Stock on December 8, 2015 was 33,694,410.

SEACHANGE INTERNATIONAL, INC.

PART I – FINANCIAL INFORMATION

ITEM 1.	Financial Statements

SEACHANGE INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share data)

	October 31,	January 31,
	2015	2015
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$58,030	$90,019
Restricted cash	—	1,073
Marketable securities	4,508	7,516
Accounts and other receivables, net of allowance for doubtful accounts of $454 and $400 at October 31, 2015 and January 31, 2015, respectively	23,893	24,962
Unbilled receivables	12,166	6,588
Inventories, net	2,024	2,864
Prepaid expenses and other current assets	3,137	3,026

Total current assets	103,758	136,048
Property and equipment, net	14,673	15,869
Marketable securities, long-term	8,266	6,793
Investments in affiliates	2,530	3,051
Intangible assets, net	10,533	7,314
Goodwill	57,747	41,008
Other assets	3,202	2,268

Total assets	$200,709	$212,351

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$6,092	$5,129
Deferred stock consideration	4,789	—
Other accrued expenses	17,045	12,507
Deferred revenues	14,946	17,398

Total current liabilities	42,872	35,034
Deferred revenue, long-term	1,203	1,690
Other liabilities, long-term	2,217	1,493
Taxes payable, long-term	1,384	1,993
Deferred tax liabilities, long-term	61	1,090

Total liabilities	47,737	41,300

Commitments and contingencies (Note 7)
Stockholders’ equity:
Common stock, $0.01 par value; 100, 000, 000 shares authorized; 33,713,982 shares issued and 33,674,076 outstanding at October 31, 2015, and 32,733,636 shares issued and 32,693,852 outstanding at January 31, 2015	337	327
Additional paid-in capital	227,511	219,651
Treasury stock, at cost; 39,906 common shares	(1)	(1)
Accumulated loss	(68,589)	(43,172)
Accumulated other comprehensive loss	(6,286)	(5,754)

Total stockholders’ equity	152,972	171,051

Total liabilities and stockholders’ equity	$200,709	$212,351

The accompanying notes are an integral part of these unaudited, consolidated financial statements.

SEACHANGE INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited, amounts in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	October 31,		October 31,
	2015	2014	2015	2014
Revenues:
Products	$6,195	$7,311	$16,314	$21,109
Services	22,552	22,659	63,481	63,047

Total revenues	28,747	29,970	79,795	84,156

Cost of revenues:
Products	1,528	2,779	4,766	6,188
Services	10,963	12,094	33,829	35,970
Provision for loss contract	9,162	—	9,162	—
Amortization of intangible assets	184	258	557	795
Stock-based compensation expense	33	46	61	132

Total cost of revenues	21,870	15,177	48,375	43,085

Gross profit	6,877	14,793	31,420	41,071

Operating expenses:
Research and development	8,273	9,932	26,176	31,729
Selling and marketing	3,965	3,447	11,263	10,509
General and administrative	3,648	3,841	11,446	11,895
Amortization of intangible assets	1,038	994	3,003	3,325
Stock-based compensation expense	1,104	1,136	2,943	2,447
Earn-outs and change in fair value of earn-outs	492	—	1,475	—
Professional fees - other	1	124	145	477
Severance and other restructuring costs	197	1,186	1,026	1,878

Total operating expenses	18,718	20,660	57,477	62,260

Loss from operations	(11,841)	(5,867)	(26,057)	(21,189)
Other income (expenses), net	38	(676)	(390)	(594)

Loss before income taxes and equity income in earnings of affiliates	(11,803)	(6,543)	(26,447)	(21,783)
Income tax benefit	(1,228)	(348)	(1,003)	(415)
Equity income in earnings of affiliates, net of tax	10	—	27	19

Loss from continuing operations	(10,565)	(6,195)	(25,417)	(21,349)

(Loss) income from discontinued operations, net of tax	—	(114)	—	5

Net loss	$(10,565)	$(6,309)	$(25,417)	$(21,344)

Net loss	$(10,565)	$(6,309)	$(25,417)	$(21,344)
Other comprehensive loss, net of tax:
Foreign currency translation adjustment	114	(1,476)	(510)	(1,561)
Unrealized (loss) gain on marketable securities	(7)	6	(22)	(6)

Comprehensive loss	$(10,458)	$(7,779)	$(25,949)	$(22,911)

Net loss per share:
Basic	$(0.31)	$(0.19)	$(0.76)	$(0.65)

Diluted	$(0.31)	$(0.19)	$(0.76)	$(0.65)

Net loss per share from continuing operations:
Basic	$(0.31)	$(0.19)	$(0.76)	$(0.65)

Diluted	$(0.31)	$(0.19)	$(0.76)	$(0.65)

Net (loss) income per share from discontinued operations:
Basic	$—	$(0.00)	$—	$0.00

Diluted	$—	$(0.00)	$—	$0.00

Weighted average common shares outstanding:
Basic	33,636	32,628	33,440	32,805

Diluted	33,636	32,628	33,440	32,805

The accompanying notes are an integral part of these unaudited, consolidated financial statements.

SEACHANGE INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, amounts in thousands)

	Nine Months Ended
	October 31,
	2015	2014
Cash flows from operating activities:
Net loss	$(25,417)	$(21,344)
Net income from discontinued operations	—	(5)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of property and equipment	2,554	2,809
Provision for loss contract	9,162	—
Amortization of intangible assets	3,560	4,120
Fair value of acquisition-related contingent consideration	1,475	—
Stock-based compensation expense	3,004	2,579
Other	(834)	342
Changes in operating assets and liabilities, excluding impact of acquisition:
Accounts receivable	895	6,640
Unbilled receivables	(5,743)	(976)
Inventories	(1,207)	1,853
Prepaid expenses and other assets	(158)	(465)
Accounts payable	718	(1,235)
Accrued expenses	(4,056)	(1,882)
Deferred revenues	(2,770)	(4,600)
Other	(625)	489

Net cash used in operating activities from continuing operations	(19,442)	(11,675)
Net cash provided by operating activities from discontinued operations	—	5

Total cash used in operating activities	(19,442)	(11,670)

Cash flows from investing activities:
Purchases of property and equipment	(1,140)	(1,470)
Investment in capitalized software	(2,030)	—
Purchases of marketable securities	(3,005)	(7,160)
Proceeds from sale and maturity of marketable securities	4,503	5,633
Proceeds from sale of equity investments	—	235
Proceeds from (purchase of) cost method investments, net	453	(2,000)
Cash paid for acquisition of business, net of cash acquired	(11,686)	—

Total cash used in investing activities	(12,905)	(4,762)

Cash flows from financing activities:
Proceeds from issuance of common stock relating to stock option exercises	88	—
Repurchases of common stock	—	(5,504)

Total cash provided by (used in) financing activities	88	(5,504)

Effect of exchange rate changes on cash	270	774

Net decrease in cash and cash equivalents	(31,989)	(21,162)

Cash and cash equivalents, beginning of period	90,019	115,734

Cash and cash equivalents, end of period	$58,030	$94,572

Supplemental disclosure of cash flow information:
Income taxes paid	$495	$648
Supplemental disclosure of non-cash investing and financing activities:
Transfer of items originally classified as inventories to equipment	$342	$552
Fair value of common stock issued for acquisition of TLL	$3,025	$—
Fair value of common stock issued for deferred stock consideration obligation	$1,753	$—

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

The preparation of these financial statements in conformity with U.S. GAAP, requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and disclosure of contingent assets and liabilities. Interim results are not necessarily indicative of the operating results for the full fiscal year or any future periods and actual results may differ from our estimates. During the three and nine months ended October 31, 2015, there have been no material changes to our significant accounting policies that were described in our fiscal 2015 Form 10-K, as filed with the SEC.

Note to Update Third Fiscal Quarter Earnings Release

On December 3, 2015, we issued a press release containing our financial results for the three and nine months ended October 31, 2015, which we furnished as an exhibit to a Current Report on Form 8-K. Subsequent to December 3, 2015, we identified a revision to the inventories and accrued expenses line items of our consolidated statements of cash flow to correct the treatment of a non-cash transaction related to the recording of the provision for loss contract. There was no impact to the net cash used in operating activities from continuing operations for the nine months ended October 31, 2015. Below are the line items on the consolidated statements of cash flow that have been adjusted (amounts in thousands):

	December 3, 2015 Press Release	Q3 Fiscal 2016 Form 10-Q	Change
Inventories	$472	$(1,207)	$1,679
Accrued expenses	$(5,735)	$(4,056)	$(1,679)

2.	Significant Accounting Policies

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

Customers are billed for installation, training, project management and at least one year of product maintenance and technical support at the time of the product sale. Revenue from these activities is deferred at the time of the product sale and recognized ratably over the period these services are performed. Revenue from ongoing product maintenance and technical support agreements is recognized ratably over the period of the related agreements. Revenue from software development contracts that include significant modification or customization, including software product enhancements, is recognized based on the percentage of completion contract accounting method using labor efforts expended in relation to estimates of total labor efforts to complete the contract. The percentage of completion method requires that adjustments or re-evaluations to estimated project revenues and costs be recognized on a project-to-date cumulative basis, as changes to the estimates are identified. Revisions to project estimates are made as additional information becomes known, including information that becomes available subsequent to the date of the consolidated financial statements up through the date such consolidated financial statements are filed with the SEC. If the final estimated profit to complete a long-term contract indicates a loss, a provision is recorded immediately for the total loss anticipated. Accounting for contract amendments and customer change orders are included in contract accounting when executed. Revenue from shipping and handling costs and other out-of-pocket expenses reimbursed by customers are included in revenues and cost of revenues. Our share of intercompany profits associated with sales and services provided to affiliated companies are eliminated in consolidation in proportion to our equity ownership.

During the three months ended October 31, 2015, we recorded a $9.2 million provision for loss contract as a result of delays of customer acceptance relating to a fixed-price customer contract on a multi-year arrangement which included multiple vendors. During the period after October 31, 2015, we agreed with the customer on the replacement of certain third-party vendors and a change in the timeline for the completion of the project. As the system integrator on the project, we are subject to any costs overruns or increases with these vendors resulting in delays or acceptance by our customer.

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

Fair Value Measurements of Assets and Liabilities

The following tables set forth our financial assets and liabilities that were accounted for at fair value on a recurring basis as of October 31, 2015 and January 31, 2015:

		Fair Value at October 31, 2015 Using
		Quoted
		Prices in	Significant
		Active	Other	Significant
		Markets for	Observable	Unobservable
	October 31,	Identical Assets	Inputs	Inputs
	2015	(Level 1)	(Level 2)	(Level 3)
	(Amounts in thousands)
Financial assets:
Money market accounts (a)	$3,129	$3,129	$—	$—
Available for sale marketable securities:
Current marketable securities:
U.S. treasury notes and bonds - conventional	2,004	2,004	—	—
U.S. government agency issues	2,504	—	2,504	—
Non-current marketable securities:
U.S. treasury notes and bonds - conventional	6,765	6,765	—	—
U.S. government agency issues	1,501	—	1,501	—

Total	$15,903	$11,898	$4,005	$—

Financial liabilities:
Contingent consideration (b)	$1,979	$—	$—	$1,979

		Fair Value at January 31, 2015 Using
		Quoted
		Prices in	Significant
		Active	Other	Significant
		Markets for	Observable	Unobservable
	January 31,	Identical Assets	Inputs	Inputs
	2015	(Level 1)	(Level 2)	(Level 3)
	(Amounts in thousands)
Financial assets:
Money market accounts (a)	$1,575	$1,575	$—	$—
Available for sale marketable securities:
Current marketable securities:
U.S. treasury notes and bonds - conventional	1,501	1,501	—	—
U.S. government agency issues	6,015	—	6,015	—
Non-current marketable securities:
U.S. treasury notes and bonds - conventional	4,286	4,286
U.S. government agency issues	2,507	—	2,507	—

Total	$15,884	$7,362	$8,522	$—

(a)	Money market funds and U.S. treasury bills are included in cash and cash equivalents on the accompanying consolidated balance sheet and are valued at quoted market prices for identical instruments in active markets.
(b)	The fair value of our contingent consideration arrangement is determined based on management’s evaluation as to the probability of achieving certain defined performance criteria based on the expected future performance of the acquired entity, as well as the fair value of the estimated shares of the Company’s common stock to be issued.

The following table sets forth a reconciliation of liabilities measured at fair value on a recurring basis with the use of significant unobservable inputs (Level 3) for the nine months ended October 31, 2015 (amounts in thousands):

Level 3
Accrued Contingent
Consideration
Balance at January 31, 2015	$—
Timeline Labs acquisition	504
Contingent consideration expense	1,475

Balance at October 31, 2015	$1,979

Available-For-Sale Securities

We determine the appropriate classification of debt investment securities at the time of purchase and reevaluate such designation as of each balance sheet date. Our investment portfolio consists of money market funds, U.S. treasury notes and bonds, and U.S. government agency notes and bonds as of October 31, 2015 and January 31, 2015. All highly liquid investments with an original maturity of three months or less when purchased are considered to be cash equivalents. All cash equivalents are carried at cost, which approximates fair value. Our marketable securities are classified as available-for-sale and are reported at fair value with unrealized gains and losses, net of tax, reported in stockholders’ equity as a component of accumulated other comprehensive loss. The amortization of premiums and accretion of discounts to maturity are computed under the effective interest method and are included in other income (expenses), net, in our consolidated statements of operations and comprehensive loss. Interest on securities is recorded as earned and is also included in other income (expenses), net. Any realized gains or losses would be shown in the accompanying consolidated statements of operations and comprehensive loss in other income (expenses), net. We provide fair value measurement disclosures of available-for-sale securities in accordance with one of three levels of fair value measurement mentioned above.

The following is a summary of cash, cash equivalents and available-for-sale securities, including the cost basis, aggregate fair value and gross unrealized gains and losses, for short- and long-term marketable securities portfolio as of October 31, 2015 and January 31, 2015:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(Amounts in thousands)
October 31, 2015:
Cash	$54,901	$—	$—	$54,901
Cash equivalents	3,129	—	—	3,129

Cash and cash equivalents	58,030	—	—	58,030

U.S. treasury notes and bonds - short-term	2,003	1		2,004
U.S. treasury notes and bonds - long-term	6,761	4	—	6,765
U.S, government agency issues - short-term	2,502	2	—	2,504
U.S, government agency issues - long-term	1,487	14		1,501

Total cash, cash equivalents and marketable securities	$70,783	$21	$—	$70,804

January 31, 2015:
Cash	$88,444	$—	$—	$88,444
Cash equivalents	1,575	—	—	1,575

Cash and cash equivalents	90,019	—	—	90,019

U.S. treasury notes and bonds - short-term	1,500	1		1,501
U.S. treasury notes and bonds - long-term	4,268	18	—	4,286
U.S, government agency issues - short-term	6,008	7	—	6,015
U.S, government agency issues - long-term	2,490	17		2,507

Total cash, cash equivalents and marketable securities	$104,285	$43	$—	$104,328

The following is a schedule of the contractual maturities of available-for-sale investments as of October 31, 2015 (amounts in thousands):

Estimated
Fair Value
Maturity of one year or less	$4,508
Maturity between one and five years	8,266

Total	$12,774

Cash, Cash Equivalents and Marketable Securities

Cash and cash equivalents consist primarily of highly liquid investments in money market mutual funds, government sponsored enterprise obligations, treasury bills, commercial paper and other money market securities with remaining maturities at date of purchase of 90 days or less.

Restricted Cash

In December 2014, in conjunction with our acquisition of TLL, LLC (“Timeline Labs”) (see Note 4), we entered into an agreement to fund a $2.5 million escrow from which Timeline Labs could make withdrawals for working capital purposes in advance of the February 2, 2015 acquisition date. The unused portion of $1.1 million as of January 31, 2015 was classified as restricted cash in our consolidated balance sheet. On February 2, 2015 this amount was retained by the Company.

The fair value of cash, cash equivalents, restricted cash and marketable securities at October 31, 2015 and January 31, 2015 was $70.8 million and $105.4 million, respectively.

Contingent Consideration

We determined the fair value of the contingent consideration in connection with the acquisition of Timeline Labs on February 2, 2015 using a method that incorporates the Black-Scholes valuation model to establish the value of the shares of our common stock in addition to an evaluation of the probability of achievement. This fair value measurement is based on significant inputs not observed in the market and thus represents a Level 3 measurement. As of October 31, 2015, $1.2 million represents our current portion of this obligation and is included in other accrued expenses in our consolidated balance sheet and $0.8 million represents our noncurrent portion and is included in other liabilities, long-term on our consolidated balance sheet. Any change in the fair value of the contingent consideration subsequent to the acquisition date, such as changes in our estimates of the performance goals, will be recognized in earnings in the period the estimated fair value changes. For contingent consideration arrangements which contain an employment requirement, and as a result are considered compensation expense, we will recognize a liability once the requisite service period has been completed.

4.	Acquisition of TLL, LLC

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

The preliminary allocation of the purchase price is as follows (amounts in thousands):

Fair value of consideration:
Cash, net of cash acquired	$14,186
Closing stock consideration	3,019
Deferred stock consideration	6,543
Contingent consideration	504

Total purchase price	$24,252

Fair value of assets acquired and liabilities assumed:
Current assets	249
Other long-term assets	108
Finite-life intangible assets	6,720
Goodwill	17,246
Current liabilities	(71)

Allocated purchase price	$24,252

Fair Value of Consideration Transferred

Upon completion of the acquisition, the Company made cash consideration payments to the former members of Timeline Labs in the amount of $14.2 million (“Closing Cash Consideration”), which included $0.2 million of preliminary working capital adjustments. The Closing Cash Consideration included $1.4 million applied from an escrow that was funded by the Company in the fourth quarter of fiscal 2015. Also upon completion of the acquisition, the Company issued 344,055 shares of common stock to the former members of Timeline Labs and deposited 173,265 shares of common stock into escrow.

The Company is also obligated to issue shares of common stock at the six-month and twelve-month anniversaries of the acquisition date. On August 3, 2015 we issued 260,537 shares of our common stock with a value of $1.8 million to the former members of Timeline Labs, in satisfaction of the six-month deferred stock consideration obligation to the former members of Timeline Labs pursuant to the Merger Agreement. The acquisition date fair value of the estimated shares for the twelve-month anniversary date is $4.8 million and is classified in the consolidated balance sheet as a current liability as of October 31, 2015.

Contingent Consideration

A former holder of a specified series of interest of Timeline Labs is eligible to receive additional earn-out consideration, consisting of shares of our common stock, if defined performance criteria are achieved for fiscal 2016 and 2017 without a requirement to remain as an employee of the Company. As of October 31, 2015, we have included a liability of $0.5 million in our consolidated balance sheet, which represents the fair value of the estimated shares at full achievement of the defined performance criteria. Any changes to this liability will be included in our consolidated statements of operations and comprehensive loss in the period which the change occurs. There were no changes to this liability for the three and nine months ended October 31, 2015.

Additionally, the former holders of a specified series of interests of Timeline Labs are eligible to receive additional earn-out compensation, consisting of shares of our common stock, if defined performance criteria are achieved for fiscal 2016 and 2017, provided, that if such person was an employee of Timeline Labs as of the closing date, such person must remain an employee as of the date that all earn-out consideration would be paid, with any forfeited amounts to be reallocated to other eligible persons. As of October 31, 2015, we estimated the fair value of the aggregate liability of the employee portion of contingent consideration to be $2.6 million which we will be recognizing as the requisite service period is completed. As of October 31, 2015, we have included a liability of $1.5 million in our consolidated balance sheet, which represents the fair value of the estimated shares at full achievement of the defined performance criteria. For the three and nine months ended October 31, 2015, we recorded charges of $0.5 million and $1.5 million, respectively, associated with this arrangement, based on the completion of the requisite service period, that has been included in the earn-outs and change in fair value of earn-outs in our consolidated statements of operations and comprehensive loss.

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

Acquisition-related Costs

In connection with the acquisition, we incurred approximately $0.1 million in acquisition-related costs, including legal, accounting and other professional services for the nine months ended October 31, 2015. The acquisition costs were expensed as incurred and included in professional fees – other, in our consolidated statements of operations and comprehensive loss.

5.	Inventories

Inventories consist primarily of hardware and related component parts and are stated at the lower of cost (on a first-in, first-out basis) or market. Inventories consist of the following:

	October 31,	January 31,
	2015	2015
	(Amounts in thousands)
Components and assemblies	$1,282	$1,487
Finished products	742	1,377

Total inventory	$2,024	$2,864

6.	Goodwill and Intangible Assets

Goodwill

Changes in the carrying amount of goodwill for the nine months ended October 31, 2015 were as follows:

Goodwill
(Amounts in thousands)
Balance at January 31, 2015	$41,008
Acquisition of Timeline Labs	17,246
Cumulative translation adjustment	(507)

Balance at October 31, 2015	$57,747

During the third quarter of fiscal 2016, we completed our annual testing for impairment of goodwill and, based on those tests, concluded that the estimated fair value of our goodwill exceeds the carrying value and therefore no impairment existed as of August 1, 2015. See “Critical Accounting Policies and Significant Judgment and Estimates – Goodwill,” in Part I, Item 2 of this Form 10-Q for more information. While no impairment charges resulted from our annual test, impairment charges may occur in the future as a result of changes in projected growth and other factors. As of October 31, 2015, no triggering events have occurred that would indicate a potential impairment of goodwill exists.

Intangible Assets

Intangible assets, net, consisted of the following at October 31, 2015 and January 31, 2015:

		As of October 31, 2015			As of January 31, 2015
	Weighted average remaining life (Years)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
	(Amounts in thousands)
Finite-life intangible assets:
Customer contracts	6.3	$34,889	$(26,620)	$8,269	$30,397	$(24,160)	$6,237
Non-compete agreements	2.0	2,561	(2,455)	106	2,433	(2,433)	—
Completed technology	5.1	11,336	(9,732)	1,604	10,307	(9,230)	1,077
Trademarks, patents and other	7.1	7,694	(7,140)	554	7,082	(7,082)	—

Total finite-life intangible assets		$56,480	$(45,947)	$10,533	$50,219	$(42,905)	$7,314

As of October 31, 2015, the estimated future amortization expense for our finite-life intangible assets for the remainder of fiscal 2016, the four succeeding fiscal years and thereafter is as follows (amounts in thousands):

Estimated
Amortization
Fiscal Year Ended January 31,	Expense
2016 (for the remaining three months)	$1,128
2017	3,191
2018	2,337
2019	1,649
2020	1,076
2021 and thereafter	1,152

Total	$10,533

7.	Commitments and Contingencies

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

Revolving Line of Credit/Demand Note Payable

We have a letter agreement with JP Morgan Chase Bank, N.A. (“JP Morgan”) for a demand discretionary line of credit and a Demand Promissory Note in the aggregate amount of $20.0 million, which expires on February 26, 2016. Borrowings under the line of credit will be used to finance working capital needs and for general corporate purposes. We currently do not have any borrowings and as a result, are not subject to any financial covenants under this line.

8.	Severance and Other Restructuring Costs

During the three and nine months ended October 31, 2015, we incurred restructuring charges of $0.2 million and $1.0 million, respectively, primarily from severance costs for terminated employees as a result of our restructuring plan initiated in January 2015.

The following table shows the change in balances of our accrued severance reported as a component of other accrued expenses on the consolidated balance sheet as of October 31, 2015 (amounts in thousands):

Accrual balance as of January 31, 2015	$2,021
Severance and other restructuring charges incurred	1,026
Severance costs paid	(2,898)
Other adjustments	(132)

Accrual balance as of October 31, 2015	$17

9.	Stock Repurchase Program

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

10.	Stock Incentive Plans

2011 Compensation and Incentive Plan

In July 2011, our stockholders approved the adoption of our 2011 Compensation and Incentive Plan (the “2011 Plan”). Under the 2011 Plan, as amended in July 2013, the number of authorized shares of common stock is equal to 5,300,000 shares plus the number of shares that expired, terminated, surrendered or forfeited awards subsequent to July 20, 2011 under the Amended and Restated 2005 Equity Compensation and Incentive Plan (the “2005 Plan”). Following approval of the 2011 Plan, we terminated the 2005 Plan. The 2011 Plan provides for the grant of incentive stock options, nonqualified stock options, restricted stock, restricted stock units (“RSUs”), deferred stock units (“DSUs”) and other equity based non-stock option awards as determined by the plan administrator to officers, employees, consultants, and directors of the Company.

Effective February 1, 2014, SeaChange gave its non-employee members of the Board of Directors the option to receive DSUs in lieu of RSUs, beginning with the annual grant for fiscal 2015. The number of units subject to the DSUs is determined as of the grant date and shall fully vest one year from the grant date. The shares underlying the DSUs are not vested and issued until the earlier of the director ceasing to be a member of the Board of Directors (provided such time is subsequent to the first day of the succeeding fiscal year) or immediately prior to a change in control. Commencing with fiscal 2016, we changed the policy regarding the timing of the equity grant from the first day of the applicable fiscal year to the date of our annual meeting of stockholders. To facilitate the transition, a partial year grant was made to our non-employee directors, effective February 1, 2015, and a full year grant was made to our non-employee directors, effective July 15, 2015.

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

We have granted market-based options to newly appointed officers. These stock options have an exercise price equal to our closing stock price on the date of grant and will vest in approximately equal increments based upon the closing price of SeaChange’s common stock. We record the fair value of these stock options using the Monte Carlo simulation model, since the stock option vesting is variable depending on the closing price of our traded common stock. The model simulated the daily trading price of the market-based stock options’ expected terms to determine if the vesting conditions would be triggered during the term. As a result, the fair value was estimated to be $2.4 million for these stock options which will be expensed over the next 2.0 years.

2015 Employee Stock Purchase Plan

In July 2015 we adopted the 2015 Employee Stock Purchase Plan (the “ESPP”). The purpose of the ESPP is to provide eligible employees, including executive officers of SeaChange, with the opportunity to purchase shares of our common stock at a discount through accumulated payroll deductions of up to 15%, but not less than one percent of their eligible compensation, subject to any plan limitations. Offering periods typically commence on October 1st and April 1st and end on March 31st and September 30th with the last trading day being the exercise date for the offering period. The first offering period under the ESPP will commence October 1, 2015. On each purchase date, eligible employees will purchase our stock at a price per share equal to 85% of the closing price of our common stock on the exercise date, but no less than par value. The maximum number of shares of our common stock which will be authorized for sale under the ESPP is 1,150,000 shares. Stock-based compensation expense related to the ESPP was immaterial for the three and nine months ended October 31, 2015.

11.	Accumulated Other Comprehensive Loss

The following shows the changes in the components of accumulated other comprehensive loss for the nine months ended October 31, 2015:

		Changes in
	Foreign	Fair Value of
	Currency	Available
	Translation	for Sale
	Adjustment	Investments	Total
	(Amounts in thousands)
Balance at January 31, 2015	$(5,797)	$43	$(5,754)
Other comprehensive loss	(510)	(22)	(532)

Balance at October 31, 2015	$(6,307)	$21	$(6,286)

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

Significant Customers

The following summarizes revenues by significant customer where such revenue exceeded 10% of total revenues for the indicated period:

	Three Months Ended		Nine Months Ended
	October 31,		October 31,
	2015	2014	2015	2014
Customer A	30%	17%	25%	17%
Customer B	N/A	18%	12%	19%

Geographic Information

The following table summarizes revenues by customers’ geographic locations for the periods presented:

	Three Months Ended October 31,				Nine Months Ended October 31,
	2015		2014		2015		2014
	Amount	%	Amount	%	Amount	%	Amount	%
	(Amounts in thousands, except percentages)
Revenues by customers’ geographic locations:
North America(1)	$14,659	51%	$15,673	52%	$44,447	56%	$49,170	58%
Europe and Middle East	12,322	43%	10,272	34%	29,979	37%	26,970	32%
Latin America	1,433	5%	1,475	5%	3,884	5%	4,653	6%
Asia Pacific and other international locations	333	1%	2,550	9%	1,485	2%	3,363	4%

Total	$28,747		$29,970		$79,795		$84,156

(1)	Includes total revenues for the United States for the periods shown as follows (amounts in thousands, except percentage data):

	Three Months Ended		Nine Months Ended
	October 31,		October 31,
	2015	2014	2015	2014
U.S. Revenue	$11,880	$14,608	$35,609	$46,055
% of total revenues	41.3%	48.7%	44.6%	54.7%

13.	Income Taxes

We recorded an income tax benefit from continuing operations of $1.2 million and $1.0 million for the three and nine months ended October 31, 2015, respectively. Our effective tax rate is lower than the U.S. federal statutory rate as we did not record tax benefits on our year-to-date losses in certain jurisdictions, including the United States, where we continue to maintain a full valuation allowance against deferred tax assets. The tax benefit for the nine months ended October 31, 2015 includes a reduction of uncertain tax positions relating to the expiration of the statute of limitations. We make adjustments to our unrecognized tax benefits when: i) facts and circumstances regarding a tax position change, causing a change in management’s judgment regarding that tax position; ii) a tax position is effectively settled with a tax authority; and/or iii) the statute of limitations expires regarding a tax position.

The Company reviews all available evidence to evaluate the recovery of deferred tax assets, including the recent history of losses in all tax jurisdictions, as well as its ability to generate income in future periods. As of October 31, 2015, due to the uncertainty related to the ultimate use of certain deferred income tax assets, the Company has recorded a valuation allowance on certain of its deferred tax assets.

Our effective tax rate in fiscal 2016 and in future periods may fluctuate on a quarterly basis as a result of changes in our jurisdictional forecasts where losses cannot be benefitted due to the existence of valuation allowances on our deferred tax assets, changes in actual results versus our estimates, or changes in tax laws, regulations, accounting principles, or interpretations thereof.

We file income tax returns in the U.S. federal jurisdiction, various state jurisdictions, and various foreign jurisdictions. We are no longer subject to U.S. federal examinations before fiscal 2010. However, the taxing authorities still have the ability to review the propriety of certain tax attributes created in closed years if such tax attributes are utilized in an open tax year. Presently, we are under audit with the IRS for fiscal years 2010 through 2013.

In August 2015, the IRS issued a proposed tax adjustment for the fiscal 2010 and 2012 tax years which we are presently reviewing. If the Company is unsuccessful in defending its position, this adjustment would be offset by the Company’s net operating losses (“NOLs”) generated in the fiscal 2013 tax year. In order to process the potential offset, the IRS has expanded the audit to include the fiscal 2013 tax year. The proposed tax adjustments could reduce our federal NOL carryforwards from $37.1 million to $34.2 million.

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

The following table sets forth our computation of basic and diluted net loss per common share (amounts in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	October 31,		October 31,
	2015	2014	2015	2014
Net loss from continuing operations	$(10,565)	$(6,195)	$(25,417)	$(21,349)
Net income from discontinued operations	—	(114)	—	5

Net loss	$(10,565)	$(6,309)	$(25,417)	$(21,344)

Weighted average shares used in computing net loss per share - basic and diluted	33,636	32,628	33,440	32,805

Net loss per share - basic and diluted:
Loss from continuing operations	$(0.31)	$(0.19)	$(0.76)	$(0.65)
Income from discontinued operations	—	(0.00)	—	0.00

Net loss per share - basic and diluted	$(0.31)	$(0.19)	$(0.76)	$(0.65)

The number of common shares used in the computation of diluted net loss per share for the three and nine months ended October 31, 2015 and 2014 does not include the effect of the following potentially outstanding common shares because the effect would have been anti-dilutive (amounts in thousands):

	Three Months Ended		Nine Months Ended
	October 31,		October 31,
	2015	2014	2015	2014
Stock options	1,791	1,007	1,503	318
Restricted stock units	169	247	176	206
Deferred stock units	30	16	20	6

Total	1,990	1,270	1,699	530

15.	Recent Accounting Standard Updates

We consider the applicability and impact of all Accounting Standards Updates. Updates not listed below were assessed and determined to be either not applicable or are expected to have minimal impact on our consolidated financial position or results of operations.

Balance Sheet Classification of Deferred Taxes

In November 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. (“ASU”) 2015-17, “Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes.” ASU 2015-17 eliminates the current requirement for companies to present deferred tax liabilities and assets as current and non-current in a classified balance sheet. Instead, companies will be required to classify all deferred tax assets and liabilities as non-current. ASU 2015-17 is effective for us in the first quarter of fiscal 2018 but early adoption is permitted. Besides presentation on our consolidated balance sheets, we do not expect the adoption of ASU 2015-17 to have a significant impact on our consolidated financial statements.

Simplifying the Accounting for Measurement-Period Adjustments

In September 2015, the FASB issued ASU 2015-16, “Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments.” ASU 2015-16 requires an acquirer to recognize adjustments to provisional amounts that are identified during the measurement period of a business combination in the reporting period in which the adjustment amounts are determined rather than retrospectively. ASU 2015-16 is effective for us in the first quarter of our fiscal 2017, although early adoption is permitted. We do not expect the adoption of ASU 2015-16 to have a significant impact on our consolidated financial statements.

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

Accounting For Share-Based Payments- Performance Target Could Be Achieved after the Requisite Service Period

In June 2014, the FASB issued ASU 2014-12, “Compensation—Stock Compensation (Topic 718) – Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period.” ASU 2014-12 requires that a performance target which affects vesting and that could be achieved after the requisite service period be treated as a performance condition by applying existing guidance in Topic 718 as it relates to awards with performance conditions. The amendment also specifies the period over which compensation costs should be recognized. The amendment is effective for annual reporting periods and interim periods within those annual periods beginning after December 15, 2015. The adoption of this guidance is not expected to have a significant impact on our consolidated financial statements.

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

We will continue our efforts to address what we see as the continuing rise of over-the-top (“OTT”) services by such companies as Netflix, Hulu and Amazon and by media companies such as HBO, CBS and BBC. This rise of OTT video services in the United States has increased the demand for multiscreen capabilities on a range of consumer devices operating on cloud-based platforms. We have been increasing our strategic investments in research and development related to our cloud-based offerings, as well as in sales and marketing as we work to increase our go-to-market efforts in this area.

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

In addition, many customers may delay or reduce capital expenditures. This, together with other factors, could result in the reductions in sales of our products, longer sales cycles, difficulties in collection of accounts receivable, a longer period of time before we may recognize revenue attributable to a sale, changes in cost estimates in long-term contracts which could result in a loss provision, gross margin deterioration, slower adoption of new technologies, a delay in the transition to SaaS, and an increase in price competition.

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

Revenues

The following table summarizes information about our revenues for the three and nine months ended October 31, 2015 and 2014:

	Three Months Ended		Increase/	Increase/	Nine Months Ended		Increase/	Increase/
	October 31,		(Decrease)	(Decrease)	October 31,		(Decrease)	(Decrease)
	2015	2014	$ Amount	% Change	2015	2014	$ Amount	% Change
	(Amounts in thousands, except for percentage data)
Revenues:
Product	$6,195	$7,311	$(1,116)	(15.3%)	$16,314	$21,109	$(4,795)	(22.7%)
Service	22,552	22,659	(107)	(0.5%)	63,481	63,047	434	0.7%

Total revenues	28,747	29,970	(1,223)	(4.1%)	79,795	84,156	(4,361)	(5.2%)

Cost of product revenues	1,712	3,037	(1,325)	(43.6%)	5,323	6,983	(1,660)	(23.8%)
Cost of service revenues	10,996	12,140	(1,144)	(9.4%)	33,890	36,102	(2,212)	(6.1%)
Provision for loss contract	9,162	—	9,162	100.0%	9,162	—	9,162	100.0%

Total cost of revenues	21,870	15,177	6,693	44.1%	48,375	43,085	5,290	12.3%

Gross profit	$6,877	$14,793	$(7,916)	(53.5%)	$31,420	$41,071	$(9,651)	(23.5%)

Gross product profit margin	72.4%	58.5%		13.9%	67.4%	66.9%		0.5%
Gross service profit margin	10.6%	46.4%		(35.8%)	32.2%	42.7%		(10.5%)
Gross profit margin	23.9%	49.4%		(25.5%)	39.4%	48.8%		(9.4%)

Product Revenue. The decrease in product revenue for the three and nine months ended October 31, 2015 of $1.1 million, or 15%, and $4.8 million, or 23%, respectively, was primarily due to lower revenue from our legacy products in fiscal 2016.

Service Revenue. Service revenue remained relatively flat for the three months ended October 31, 2015, as compared to the same period of fiscal 2015. Service revenue increased $0.4 million, or 1%, for the nine months ended October 31, 2015, as compared to the same periods of fiscal 2015 due primarily to higher professional service revenues offset by a decrease in our legacy product support revenues in fiscal 2016.

For the three and nine months ended October 31, 2015 one customer accounted for 30% and 25% of our total revenues, respectively. For the three and nine months ended October 31, 2014, two customers accounted for 35% and 36% of our total revenues, respectively. We believe that a significant amount of our revenues will continue to be derived from a limited number of customers.

International sales accounted for 59% and 51% of total revenues in the three months ended October 31, 2015 and 2014, respectively. For the nine months ended October 31, 2015 and 2014, international sales accounted for 55% and 45% of total revenues. The increase in international sales for the three and nine months ended October 31, 2015, as compared to the same prior periods is primarily due to revenue from our Canadian and European customers recorded in fiscal 2016.

Gross Profit and Margin. Cost of revenues consists primarily of the cost of resold third-party products and services, purchased material components and subassemblies, labor and overhead relating to the assembly and testing of complete systems and related expenses, costs related to customized software development contracts and provisions for loss contracts.

Our gross profit margin increased six percentage points for the three months ended and two percentage points for the nine months ended October 31, 2015, as compared to the same periods of the prior fiscal year, excluding the provision for loss contract recorded in fiscal 2016. During the three months ended October 31, 2015 product margin increased 14 percentage points due to the mix of higher software product revenues and service margins increased five percentage points relating to lower headcount and contract labor costs, excluding the provision for loss contract. Including the provision for loss contract, service margins decreased 36%. The two percentage point increase in gross profit margins for the nine months is due to lower contract labor costs.

During the three months ended October 31, 2015, we recorded a $9.2 million provision for loss contract as a result of delays of customer acceptance relating to a fixed-price customer contract on a multi-year arrangement which included multiple vendors. During the period after October 31, 2015, we agreed with the customer on the replacement of certain third-party vendors and a change in the timeline of this project, which is estimated to be completed in June 2017. As the system integrator on the project, we are subject to any costs overruns or increases with these vendors resulting in delays or acceptance by our customer.

Contract accounting requires judgment relative to assessing risks, estimating the revenue and costs and making assumptions for the length of time to complete a contract. Any changes to these assumptions and estimates could result in further losses in the future.

Operating Expenses

Research and Development

The following table provides information regarding the change in research and development expenses during the periods presented:

	Three Months Ended		Increase/	Increase/	Nine Months Ended		Increase/	Increase/
	October 31,		(Decrease)	(Decrease)	October 31,		(Decrease)	(Decrease)
	2015	2014	$ Amount	% Change	2015	2014	$ Amount	% Change
	(Amounts in thousands, except for percentage data)
Research and development expenses	$8,273	$9,932	$(1,659)	(16.7%)	$26,176	$31,729	$(5,553)	(17.5%)
% of total revenues	28.8%	33.1%			32.8%	37.7%

Research and development expenses consist primarily of employee costs, which include salaries, benefits and related payroll taxes, in addition to depreciation of development and test equipment and an allocation of related facility expenses. During the three and nine months ended October 31, 2015, research and development costs decreased $1.7 million and $5.6 million, respectively, as compared to the same period of fiscal 2015, primarily due to lower employee-related costs and contract labor, a direct result of the reduction in workforce in January 2015. These decreases are partially offset by an increase in research and development costs from our operations of Timeline Labs commencing in February 2015.

Selling and Marketing

The following table provides information regarding the change in selling and marketing expenses during the periods presented:

	Three Months Ended		Increase/	Increase/	Nine Months Ended		Increase/	Increase/
	October 31,		(Decrease)	(Decrease)	October 31,		(Decrease)	(Decrease)
	2015	2014	$ Amount	% Change	2015	2014	$ Amount	% Change
	(Amounts in thousands, except for percentage data)
Selling and marketing expenses	$3,965	$3,447	$518	15.0%	$11,263	$10,509	$754	7.2%
% of total revenues	13.8%	11.5%			14.1%	12.5%

Selling and marketing expenses consist primarily of payroll costs, which include salaries and related payroll taxes, benefits and commissions, travel expenses and certain promotional expenses. Selling and marketing expenses increased $0.5 million for the three months and $0.8 million for the nine months ended October 31, 2015, as we began incurring selling and marketing expenses from our operation of Timeline Labs acquisition in February 2015.

General and Administrative

The following table provides information regarding the change in general and administrative expenses during the periods presented:

	Three Months Ended		Increase/	Increase/	Nine Months Ended		Increase/	Increase/
	October 31,		(Decrease)	(Decrease)	October 31,		(Decrease)	(Decrease)
	2015	2014	$ Amount	% Change	2015	2014	$ Amount	% Change
	(Amounts in thousands, except for percentage data)
General and administrative expenses	$3,648	$3,841	$(193)	(5.0%)	$11,446	$11,895	$(449)	(3.8%)
% of total revenues	12.7%	12.8%			14.3%	14.1%

General and administrative expenses consist primarily of employee costs, which include salaries and related payroll taxes and benefit-related costs, legal and accounting services and an allocation of related facilities expenses. General and administrative expenses remained relatively flat for the three months ended and decreased $0.4 million for the nine months ended October 31, 2015, when compared to the same periods of fiscal 2015 due to the reduction in workforce in January 2015.

Amortization of Intangible Assets

The following table provides information regarding the change in amortization of intangible assets expenses during the periods presented:

	Three Months Ended		Increase/	Increase/	Nine Months Ended		Increase/	Increase/
	October 31,		(Decrease)	(Decrease)	October 31,		(Decrease)	(Decrease)
	2015	2014	$ Amount	% Change	2015	2014	$ Amount	% Change
	(Amounts in thousands, except for percentage data)
Amortization of intangible assets	$1,222	$1,252	$(30)	(2.4%)	$3,560	$4,120	$(560)	(13.6%)
% of total revenues	4.3%	4.2%			4.5%	4.9%

Amortization expense relates to the costs of acquired intangible assets and capitalized internally-developed software costs. Amortization expense on certain intangible assets is based on the future economic value of the related intangible assets which is generally higher in the earlier years of the assets’ lives.

Stock-based Compensation Expense

The following table provides information regarding the change in stock-based compensation expense during the periods presented:

	Three Months Ended		Increase/	Increase/	Nine Months Ended		Increase/	Increase/
	October 31,		(Decrease)	(Decrease)	October 31,		(Decrease)	(Decrease)
	2015	2014	$ Amount	% Change	2015	2014	$ Amount	% Change
	(Amounts in thousands, except for percentage data)
Stock-based compensation expense	$1,137	$1,182	$(45)	(3.8%)	$3,004	$2,579	$425	16.5%
% of total revenues	4.0%	3.9%			3.8%	3.1%

Stock-based compensation expense is related to the issuance of stock grants to our employees, executives and members of our Board of Directors. Stock-based compensation expense remained relatively flat during the three months ended October 31, 2015 and increased $0.4 million during the nine months ended October 31, 2015, as compared to the same periods of fiscal 2015 due to stock compensation expense recorded on market-based stock options and long-term incentive awards granted to our CEO and COO based on their respective appointments.

Severance and Other Restructuring Costs

The following table provides information regarding the change in severance and other restructuring costs during the periods presented:

	Three Months Ended		Increase/	Increase/	Nine Months Ended		Increase/	Increase/
	October 31,		(Decrease)	(Decrease)	October 31,		(Decrease)	(Decrease)
	2015	2014	$ Amount	% Change	2015	2014	$ Amount	% Change
	(Amounts in thousands, except for percentage data)
Severance and other restructuring costs	$197	$1,186	$(989)	(83.4%)	$1,026	$1,878	$(852)	(45.4%)
% of total revenues	0.7%	4.0%			1.3%	2.2%

Severance and other restructuring costs decreased $1.0 million for the three months ended and $0.9 million for the nine months ended October 31, 2015, as compared to the same periods of 2014, primarily due to the separation agreement with our former CEO, who left in October 2014.

Earn-outs and Change in Fair Value of Earn-outs

The following table provides information regarding the change in earn-outs and change in fair value of earn-outs during the periods presented:

	Three Months Ended		Increase/	Increase/	Nine Months Ended		Increase/	Increase/
	October 31,		(Decrease)	(Decrease)	October 31,		(Decrease)	(Decrease)
	2015	2014	$ Amount	% Change	2015	2014	$ Amount	% Change
	(Amounts in thousands, except for percentage data)
Earn-outs and change in fair value of earn-outs	$492	$—	$492	100.0%	$1,475	$—	$1,475	100.0%
% of total revenues	1.7%	0.0%			1.8%	0.0%

Earn-out costs include management’s estimate of contingent consideration to be paid to the former members of Timeline Labs upon achievement of certain performance criteria and completion of the requisite service period. Any changes to the contingent consideration, resulting from changes in probability of achievement of the performance criteria or changes to the fair value are included in earn-outs and changes in fair value of earn-outs in our consolidated statements of operations and comprehensive loss in the period which the change occurs.

Other Income (Expenses), Net

The table below provides detail regarding our other income (expenses), net:

	Three Months Ended		Increase/	Increase/	Nine Months Ended		Increase/	Increase/
	October 31,		(Decrease)	(Decrease)	October 31,		(Decrease)	(Decrease)
	2015	2014	$ Amount	% Change	2015	2014	$ Amount	% Change
	(Amounts in thousands, except for percentage data)
Loss on sale of equity investment	$(12)	$—	$(12)	100.0%	$(12)	$—	$(12)	100.0%
Interest income, net	23	38	(15)	(39.5%)	101	168	(67)	(39.9%)
Foreign exchange gain (loss)	23	(717)	740	>(100%)	(519)	(765)	246	(32.2%)
Miscellaneous income	4	3	1	33.3%	40	3	37	>100%

	$38	$(676)	$714		$(390)	$(594)	$204

For the three and nine months ended October 31, 2015, foreign exchange losses decreased by $0.7 million and increased by $0.2 million, respectively, as compared to the same periods of fiscal 2015, primarily due to the changes in foreign currency exchange resulting from the conversion of the U.S. dollar to other foreign currencies, primarily the Euro, year over year.

Income Tax Benefit

	Three Months Ended		Increase/	Increase/	Nine Months Ended		Increase/	Increase/
	October 31,		(Decrease)	(Decrease)	October 31,		(Decrease)	(Decrease)
	2015	2014	$ Amount	% Change	2015	2014	$ Amount	% Change
	(Amounts in thousands, except for percentage data)
Income tax benefit	$(1,228)	$(348)	$(880)	>100%	$(1,003)	$(415)	$(588)	>100%
% of total revenues	(4.3%)	(1.2%)			(1.3%)	(0.5%)

We recorded an income tax benefit from continuing operations of $1.2 million and $1.0 million for the three and nine months ended October 31, 2015. Our effective tax rate is lower than the U.S. federal statutory rate as we did not record tax benefits on our year-to-date losses in certain jurisdictions, including the United States, where we continue to maintain a full valuation allowance against deferred tax assets. The tax benefit for the nine months ended October 31, 2015 includes a reduction of uncertain tax positions relating to the expiration of the statute of limitations. We make adjustments to our unrecognized tax benefits when: i) facts and circumstances regarding a tax position change, causing a change in management’s judgment regarding that tax position; ii) a tax position is effectively settled with a tax authority; and/or iii) the statute of limitations expires regarding a tax position.

The Company reviews all available evidence to evaluate the recovery of deferred tax assets, including the recent history of losses in all tax jurisdictions, as well as its ability to generate income in future periods. As of October 31, 2015, due to the uncertainty related to the ultimate use of certain deferred income tax assets, the Company has recorded a valuation allowance on certain of its deferred tax assets.

Our effective tax rate in fiscal 2016 and in future periods may fluctuate on a quarterly basis as a result of changes in our jurisdictional forecasts where losses cannot be benefitted due to the existence of valuation allowances on our deferred tax assets, changes in actual results versus our estimates, or changes in tax laws, regulations, accounting principles, or interpretations thereof.

We file income tax returns in the U.S. federal jurisdiction, various state jurisdictions, and various foreign jurisdictions. We are no longer subject to U.S. federal examinations before fiscal 2010. However, the taxing authorities still have the ability to review the propriety of certain tax attributes created in closed years if such tax attributes are utilized in an open tax year. Presently, we are under audit with the IRS for the fiscal years 2010 through 2013.

In August 2015, the IRS issued a proposed tax adjustment for the fiscal 2010 and 2012 tax years which we are presently reviewing. If the Company is unsuccessful in defending its position, this adjustment would be offset by the Company’s net operating losses (“NOL”) generated in the fiscal 2013 tax year. In order to process the potential offset, the IRS has expanded the audit to include the fiscal 2013 tax year. The proposed tax adjustments could reduce our federal NOL carryforwards from $37.1 million to $34.2 million.

Non-GAAP Measures.

We define non-GAAP income (loss) from operations as U.S. GAAP operating loss plus stock-based compensation expenses, amortization of intangible assets, earn-outs and change in fair value of earn-outs, professional fees—other, and severance and other restructuring costs and provisions for loss contracts. We define adjusted EBITDA as U.S. GAAP operating loss before depreciation expense, amortization of intangible assets, stock-based compensation expense, earn-outs and change in fair value of earn-outs, professional fees—other, severance and other restructuring costs and provisions for loss contracts. We discuss non-GAAP income (loss) from operations in our quarterly earnings releases and certain other communications as we believe non-GAAP operating income (loss) from operations and adjusted EBITDA are both important measures that are not calculated according to U.S. GAAP. We use non-GAAP income (loss) from operations and adjusted EBITDA in internal forecasts and models when establishing internal operating budgets, supplementing the financial results and forecasts reported to our Board of Directors, determining a component of bonus compensation for executive officers and other key employees based on operating performance and evaluating short-term and long-term operating trends in our operations. We believe that non-GAAP income (loss) from operations and adjusted EBITDA financial measures assist in providing an enhanced understanding of our underlying operational measures to manage the business, to evaluate performance compared to prior periods and the marketplace, and to establish operational goals. We believe that these non-GAAP financial adjustments are useful to investors because they allow investors to evaluate the effectiveness of the methodology and information used by management in our financial and operational decision-making.

Non-GAAP income (loss) from operations and adjusted EBITDA are non-GAAP financial measures and should not be considered in isolation or as a substitute for financial information provided in accordance with U.S. GAAP. These non-GAAP financial measures may not be computed in the same manner as similarly titled measures used by other companies. We expect to continue to incur expenses similar to the financial adjustments described above in arriving at non-GAAP income (loss) from operations and adjusted EBITDA, and investors should not infer from our presentation of this non-GAAP financial measure that these costs are unusual, infrequent or non-recurring.

The following table includes the reconciliations of our U.S. GAAP loss from operations, the most directly comparable U.S. GAAP financial measure, to our non-GAAP income (loss) from operations and the reconciliation of our U.S. GAAP loss from operations to our adjusted EBITDA for the three and nine months ended October 31, 2015 and 2014 (amounts in thousands, except per share and percentage data):

	Three Months Ended			Three Months Ended
	October 31, 2015			October 31, 2014
	GAAP			GAAP
	As Reported	Adjustments	Non-GAAP	As Reported	Adjustments	Non-GAAP
Revenues:
Products	$6,195	$—	$6,195	$7,311	$—	$7,311
Services	22,552	—	22,552	22,659	—	22,659

Total revenues	28,747	—	28,747	29,970	—	29,970

Cost of revenues:
Products	1,528	—	1,528	2,779	—	2,779
Services	10,963	—	10,963	12,094	—	12,094
Provision for loss contract	9,162	(9,162)	—	—	—	—
Amortization of intangible assets	184	(184)	—	258	(258)	—
Stock-based compensation	33	(33)	—	46	(46)	—

Total cost of revenues	21,870	(9,379)	12,491	15,177	(304)	14,873

Gross profit	6,877	9,379	16,256	14,793	304	15,097

Gross profit percentage	23.9%	32.6%	56.5%	49.4%	1.0%	50.4%
Operating expenses:
Research and development	8,273	—	8,273	9,932	—	9,932
Selling and marketing	3,965	—	3,965	3,447	—	3,447
General and administrative	3,648	—	3,648	3,841	—	3,841
Amortization of intangible assets	1,038	(1,038)	—	994	(994)	—
Stock-based compensation expense	1,104	(1,104)	—	1,136	(1,136)	—
Earn-outs and change in fair value of earn-outs	492	(492)	—	—	—	—
Professional fees: other	1	(1)	—	124	(124)	—
Severance and other restructuring costs	197	(197)	—	1,186	(1,186)	—

Total operating expenses	18,718	(2,832)	15,886	20,660	(3,440)	17,220

(Loss) income from operations	$(11,841)	$12,211	$370	$(5,867)	$3,744	$(2,123)

(Loss) income from operations percentage	(41.2%)	42.4%	1.3%	(19.6%)	12.5%	(7.1%)
Weighted average common shares outstanding:
Basic	33,636	33,636	33,636	32,628	32,628	32,628

Diluted	33,636	33,835	33,835	32,628	32,854	32,628

Non-GAAP operating income (loss) per share:
Basic	$(0.35)	$0.36	$0.01	$(0.19)	$0.12	$(0.07)

Diluted	$(0.35)	$0.36	$0.01	$(0.19)	$0.12	$(0.07)

Adjusted EBITDA:
Loss from operations			$(11,841)			$(5,867)
Depreciation expense			851			891
Provision for loss contract			9,162			—
Amortization of intangible assets			1,222			1,252
Stock-based compensation expense			1,137			1,182
Earn-outs and changes in fair value			492			—
Professional fees: other			1			124
Severance and other restructuring			197			1,186

Adjusted EBITDA			$1,221			$(1,232)

Adjusted EBITDA %			4.2%			(4.1%)

	Nine Months Ended			Nine Months Ended
	October 31, 2015			October 31, 2014
	GAAP			GAAP
	As Reported	Adjustments	Non-GAAP	As Reported	Adjustments	Non-GAAP
Revenues:
Products	$16,314	$—	$16,314	$21,109	$—	$21,109
Services	63,481	—	63,481	63,047	—	63,047

Total revenues	79,795	—	79,795	84,156	—	84,156

Cost of revenues:
Products	4,766	—	4,766	6,188	—	6,188
Services	33,829	—	33,829	35,970	—	35,970
Provision for loss contract	9,162	(9,162)	—	—	—	—
Amortization of intangible assets	557	(557)	—	795	(795)	—
Stock-based compensation	61	(61)	—	132	(132)	—

Total cost of revenues	48,375	(9,780)	38,595	43,085	(927)	42,158

Gross profit	31,420	9,780	41,200	41,071	927	41,998

Gross profit percentage	39.4%	12.3%	51.6%	48.8%	1.1%	49.9%
Operating expenses:
Research and development	26,176	—	26,176	31,729	—	31,729
Selling and marketing	11,263	—	11,263	10,509	—	10,509
General and administrative	11,446	—	11,446	11,895	—	11,895
Amortization of intangible assets	3,003	(3,003)	—	3,325	(3,325)	—
Stock-based compensation expense	2,943	(2,943)	—	2,447	(2,447)	—
Earn-outs and change in fair value of earn-outs	1,475	(1,475)	—	—	—	—
Professional fees: other	145	(145)	—	477	(477)	—
Severance and other restructuring costs	1,026	(1,026)	—	1,878	(1,878)	—

Total operating expenses	57,477	(8,592)	48,885	62,260	(8,127)	54,133

(Loss) income from operations	$(26,057)	$18,372	$(7,685)	$(21,189)	$9,054	$(12,135)

(Loss) income from operations percentage	(32.7%)	23.0%	(9.6%)	(25.2%)	10.7%	(14.4%)
Weighted average common shares outstanding:
Basic	33,440	33,440	33,440	32,805	32,805	32,805

Diluted	33,440	33,615	33,440	32,805	33,031	32,805

Non-GAAP operating loss per share:
Basic	$(0.78)	$0.55	$(0.23)	$(0.65)	$0.28	$(0.37)

Diluted	$(0.78)	$0.55	$(0.23)	$(0.65)	$0.28	$(0.37)

Adjusted EBITDA:
Loss from operations			$(26,057)			$(21,189)
Depreciation expense			2,554			2,809
Provision for loss contract			9,162			—
Amortization of intangible assets			3,560			4,120
Stock-based compensation expense			3,004			2,579
Earn-outs and changes in fair value			1,475			—
Professional fees: other			145			477
Severance and other restructuring			1,026			1,878

Adjusted EBITDA			$(5,131)			$(9,326)

Adjusted EBITDA %			(6.4%)			(11.1%)

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

Provision for Loss Contract. We entered into a fixed-price customer contract on a multi-year arrangement, which included multiple vendors. As the system integrator on the project, we are subject to any cost overruns or increases with these vendors resulting in delays or acceptance by our customer. Delays of customer acceptance on this project require us to recognize a loss on this project in the period the determination is made. As a result, we have recorded an estimated charge of $9.2 million for the third quarter of fiscal 2016. We believe that the exclusion of this expense allows a comparison of operating results that would otherwise impair comparability between periods.

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

Liquidity and Capital Resources

The following table includes key line items of our consolidated statements of cash flows:

	Nine Months Ended		Increase/
	October 31,		(Decrease)
	2015	2014	$ Amount
	(Amounts in thousands)
Total cash used in operating activities	$(19,442)	$(11,670)	$(7,772)
Total cash used in investing activities	(12,905)	(4,762)	(8,143)
Total cash provided by (used in) financing activities	88	(5,504)	5,592
Effect of exchange rate changes on cash	270	774	(504)

Net decrease in cash and cash equivalents	$(31,989)	$(21,162)	$(10,827)

Historically, we have financed our operations and capital expenditures primarily with cash on-hand. Cash, cash equivalents, restricted cash, and marketable securities decreased from $105.4 million at January 31, 2015 to $70.8 million at October 31, 2015.

We have a letter agreement with JP Morgan Chase Bank, N.A. (“JP Morgan”) for a demand discretionary line of credit and a Demand Promissory Note in the aggregate amount of $20.0 million, which expires on February 26, 2016. Borrowings under the line of credit will be used to finance working capital needs and for general corporate purposes. We currently do not have any borrowings and as a result, are not subject to any financial covenants under this line.

Operating Activities

Below are key line items affecting cash from operating activities:

	Nine Months Ended		Increase/
	October 31,		(Decrease)
	2015	2014	$ Amount
	(Amounts in thousands)
Net loss	$(25,417)	$(21,349)	$(4,068)
Adjustments to reconcile net loss to cash used in operating activities	18,921	9,850	9,071

Net loss including adjustments	(6,496)	(11,499)	5,003
(Increase) decrease in receivables	(4,848)	5,664	(10,512)
(Increase) decrease in inventory	(1,207)	1,853	(3,060)
Increase in prepaid expenses and other current assets	(158)	(465)	307
Increase (decrease) in accounts payable	718	(1,235)	1,953
Decrease in accrued expenses	(4,056)	(1,882)	(2,174)
Decrease in deferred revenues	(2,770)	(4,600)	1,830
All other - net	(625)	489	(1,114)

Net cash used in operating activities from continuing operations	(19,442)	(11,675)	(7,767)
Net cash provided by operating activities from discontinued operations	—	5	(5)

	$(19,442)	$(11,670)	$(7,772)

We used net cash in continuing operating activities of $19.4 million for the nine months ended October 31, 2015. This cash used in operating activities was primarily the result of our net loss including adjustments of $6.5 million and changes in working capital, which include a decrease in accrued expenses of $4.1 million, primarily related to severance and restructuring charges, $4.8 million in higher receivables and a decrease in deferred revenues of $2.8 million.

Investing Activities

Cash flows from investing activities are as follows:

	Nine Months Ended		Increase/
	October 31,		(Decrease)
	2015	2014	$ Amount
	(Amounts in thousands)
Purchases of property and equipment	$(1,140)	$(1,470)	$330
Investment in capitalized software	(2,030)	—	(2,030)
Purchases of marketable securities	(3,005)	(7,160)	4,155
Proceeds from sale and maturity of marketable securities	4,503	5,633	(1,130)
Proceeds from sale of equity investments	—	235	(235)
Proceeds from (purchase of) cost method investments, net	453	(2,000)	2,453
Cash paid for acquisition of business, net of cash acquired	(11,686)	—	(11,686)

Net cash used in investing activities	$(12,905)	$(4,762)	$(8,143)

We used $12.9 million in cash related to investing activities from continuing operations primarily due to the use of $11.7 million for the acquisition of Timeline Labs, the purchase of capital assets of $1.1 million and the capitalization of costs related to our internal-use software of $2.0 million, offset by $1.5 million cash provided by the proceeds from sale of marketable securities, net of purchases.

Financing Activities

Cash flows from financing activities are as follows:

	Nine Months Ended		Increase/
	October 31,		(Decrease)
	2015	2014	$ Amount
	(Amounts in thousands)
Proceeds from issuance of common stock relating to stock options exercises	$88	$—	$88
Repurchases of our common stock	—	(5,504)	5,504

Net cash provided by (used in) financing activities	$88	$(5,504)	$5,592

We used $5.5 million in cash from our financing activities in fiscal 2015 for the purchase of stock under a stock repurchase plan.

Effect of exchange rate changes increased cash and cash equivalents by $0.3 million for the nine months ended October 31, 2015, primarily due to the translation of European subsidiaries’ cash balances, which use the Euro as their functional currency, to U.S. dollars.

We believe that existing funds combined with available borrowings under the line of credit are adequate to satisfy our working capital, potential acquisitions and capital expenditure requirements and other contractual obligations for the foreseeable future, including at least the next 12 months. However, if our expectations are incorrect, we may need to raise additional funds to fund our operations, to take advantage of unanticipated strategic opportunities or to strengthen our financial position.

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

Contractual Obligations

There have been no significant changes outside the ordinary course of our business in our contractual obligations disclosed in our Form 10-K for the fiscal year ended January 31, 2015, with the exception of certain payment obligations resulting from our February 2, 2015 acquisition of Timeline Labs. The consideration payments include i) contingent consideration payable in shares of our common stock, and subject to the achievement of certain performance criteria, on the 12- and 24-month anniversaries of the acquisition date with a fair value of the obligation of $2.6 million and ii) deferred stock consideration payable in shares of our common stock on the 12-month anniversary of the acquisition date with a fair value of $4.8 million.

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

Customers are billed for installation, training, project management and at least one year of product maintenance and technical support at the time of the product sale. Revenue from these activities is deferred at the time of the product sale and recognized ratably over the period these services are performed. Revenue from ongoing product maintenance and technical support agreements is recognized ratably over the period of the related agreements. Revenue from software development contracts that include significant modification or customization, including software product enhancements, is recognized based on the percentage of completion contract accounting method using labor efforts expended in relation to estimates of total labor efforts to complete the contract. The percentage of completion method requires that adjustments or re-evaluations to estimated project revenues and costs be recognized on a project-to-date cumulative basis, as changes to the estimates are identified. Revisions to project estimates are made as additional information becomes known, including information that becomes available subsequent to the date of the consolidated financial statements up through the date such consolidated financial statements are filed with the SEC. If the final estimated profit to complete a long-term contract indicates a loss, a provision is recorded immediately for the total loss anticipated. Accounting for contract amendments and customer change orders are included in contract accounting when executed. Revenue from shipping and handling costs and other out-of-pocket expenses reimbursed by customers are included in revenues and cost of revenues. Our share of intercompany profits associated with sales and services provided to affiliated companies are eliminated in consolidation in proportion to our equity ownership.

During the three months ended October 31, 2015, we recorded a $9.2 million provision for loss contract as a result of delays of customer acceptance relating to a fixed-price customer contract on a multi-year arrangement which included multiple vendors. During the period after October 31, 2015, we agreed with the customer on the replacement of certain third-party vendors and a change in the timeline of this project, which is estimated to be completed in June 2017. As the system integrator on the project, we are subject to any costs overruns or increases with these vendors resulting in delays or acceptance by our customer.

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

Goodwill

In connection with acquisitions of operating entities, we recognize the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in a business combination as goodwill. Goodwill is not amortized, but is evaluated for impairment annually in our third quarter beginning August 1st, or more frequently if indicators are present or changes in circumstances suggest that an impairment may exist.

The process of evaluating goodwill for impairment requires several judgments and assumptions to be made to determine the fair value, including the method used to determine fair value, discount rates, expected levels of cash flows, revenues and earnings, and the selection of comparable companies used to develop market-based assumptions. We may employ the three generally accepted approaches for valuing businesses: the market approach, the income approach, and the asset-based (cost) approach to arrive at the fair value. The choice of which approach and methods to use in a particular situation depends on the facts and circumstances.

We chose to use the market approach and the income approach to determine the fair value. The market approach provides value indications through a comparison with guideline public companies or guideline transactions. The valuation multiple is an expression of what investors believe to be a reasonable valuation relative to a measure of financial information such as revenues, earnings or cash flows. The income approach provides value indications through an analysis of its projected earnings, discounted to present value. We employed a weighted-average cost of capital rate. The estimated weighted-average cost of capital was based on the risk-free interest rate and other factors such as equity risk premiums and the ratio of total debt to equity capital. In performing the annual impairment test, we took steps to ensure appropriate and reasonable cash flow projections and assumptions were used.

Our projections for the next five years included increased operating expenses in line with the expected revenue growth based on current market and economic conditions and our historical knowledge. Historical growth rates served as only one input to the projected future growth used in the goodwill impairment analysis. These historical growth rates were adjusted based on other inputs regarding anticipated customer contracts. The forecasts have incorporated any changes to the revenue and operating expense through the second quarter of fiscal 2016. We estimated the operating expenses based on a rate consistent with the current experience and estimated revenue growth over the next five years. A failure to execute as forecasted over the next five years could have an adverse effect on our annual impairment test. Future adverse changes in market conditions or poor operating results could result in losses, thereby possibly requiring an impairment charge in the future.

We determined based on “Step 1” of our annual impairment test, that the fair value of our reporting unit exceeded its carrying value, which was $57.6 million at August 1, 2015. In aggregate, there was excess fair value over and above the carrying value of the net assets ranging from $45.8 million to $59.1 million, or 28.5% to 36.9% of the carrying value of our net assets.

Key data points included in the calculation of market capitalization of $229.8 million as of August 1, 2015 were as follows:

•	Shares outstanding as of August 1, 2015 were 33,358,674; and

•	$6.89 closing price as of August 1, 2015.

Accordingly, since no impairment indicators existed as of August 1, 2015, our annual impairment test date, and the implied fair value of our goodwill exceeded the carrying value of our net assets, we determined that our goodwill was not at risk of failing “Step 1” and was appropriately stated in our consolidated financial statements as of August 1, 2015.

To validate our conclusions and determine the reasonableness of our annual impairment test, we performed the following:

•	Reconciled our estimated enterprise value to market capitalization comparing the calculated fair value to our market capitalization as of August 1, 2015, our annual impairment test date;

•	Prepared a fair value calculation using two market approach methodologies (the guideline public companies method and the guideline transaction method) and one income approach methodology (discounted cash flow method);

•	Reviewed our historical operating performance for the current fiscal year;

•	Performed a sensitivity analysis on key assumptions such as weighted-average cost of capital and terminal growth rates; and

•	Reviewed market participant assumptions.

We also monitor economic, legal and other factors as a whole between annual impairment tests to ensure that there are no indicators that make it more likely than not that there has been a decline in our fair value below our carrying value. Specifically, we monitor industry trends, our market capitalization, recent and forecasted financial performance and the timing and nature of any restructuring activities. We also believe that there are no indicators of impairment as of October 31, 2015. If these estimates or the related assumptions change, we may be required to record non-cash impairment charges in the future.

Recent Accounting Standard Updates

We consider the applicability and impact of all ASUs. ASUs not listed below were assessed and determined to be either not applicable or are expected to have minimal impact on our consolidated financial position or results of operations.

Balance Sheet Classification of Deferred Taxes

In November 2015, the FASB issued ASU 2015-17, “Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes.” ASU 2015-17 eliminates the current requirement for companies to present deferred tax liabilities and assets as current and non-current in a classified balance sheet. Instead, companies will be required to classify all deferred tax assets and liabilities as non-current. ASU 2015-17 is effective for us in the first quarter of fiscal 2018 but early adoption is permitted. Besides presentation on our consolidated balance sheets, we do not expect the adoption of ASU 2015-17 to have a significant impact on our consolidated financial statements.

Simplifying the Accounting for Measurement-Period Adjustments

In September 2015, the FASB issued ASU 2015-16, “Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments.” ASU 2015-16 requires an acquirer to recognize adjustments to provisional amounts that are identified during the measurement period of a business combination in the reporting period in which the adjustment amounts are determined rather than retrospectively. ASU 2015-16 is effective for us in the first quarter of our fiscal 2017, although early adoption is permitted. We do not expect the adoption of ASU 2015-16 to have a significant impact on our consolidated financial statements.

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

Accounting For Share-Based Payments- Performance Target Could Be Achieved after the Requisite Service Period

In June 2014, the FASB issued ASU 2014-12, “Compensation—Stock Compensation (Topic 718) – Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period.” ASU 2014-12 requires that a performance target which affects vesting and that could be achieved after the requisite service period be treated as a performance condition by applying existing guidance in Topic 718 as it relates to awards with performance conditions. The amendment also specifies the period over which compensation costs should be recognized. The amendment is effective for annual reporting periods and interim periods within those annual periods beginning after December 15, 2015. Early adoption is permitted. The adoption of this guidance is not expected to have a significant impact on our consolidated financial statements.

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

Our principal currency exposures relate primarily to the U.S. dollar, the Euro and the Philippine peso. All foreign currency gains and losses are included in other income (expenses), net, in the accompanying consolidated statements of operations and comprehensive loss. For the nine months ended October 31, 2015, we recorded approximately $0.5 million in losses due to the international subsidiary translations and cash settlements of revenues and expenses.

In addition, because a substantial portion of our earnings are generated by our foreign subsidiaries whose functional currency are other than the U.S. dollar, our earnings could be materially impacted by movements in foreign currency exchange rates upon the translation of the subsidiary’s earnings into the U.S. dollar. If the U.S. dollar had strengthened by 10% compared to the Euro, our total revenues would have decreased by $0.9 million and $2.3 million for the three and nine months ended October 31, 2015, respectively. Operations would have increased $0.6 million and $0.4 million for the three and nine months ended October 31, 2015, respectively.

Interest Rate Risk

Exposure to market risk for changes in interest rates relates primarily to our investment portfolio of marketable debt securities of various issuers, types and maturities and to our borrowings under our demand note payable. We do not use derivative instruments in our investment portfolio, and our investment portfolio only includes highly liquid instruments. Our cash and marketable securities include cash equivalents, which we consider to be investments purchased with original maturities of 90 days or less. There is risk that losses could be incurred if we were to sell any of our securities prior to stated maturity. Given the short maturities and investment grade quality of the portfolio holdings at October 31, 2015, a hypothetical 10% adverse change in interest rates should not have a material adverse impact on the fair value of our investment portfolio. However, our long-term marketable securities, which are carried at the lower of cost or market value, have fixed interest rates, and therefore are not subject to changes in fair value due to changes in interest rates.

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

Changes in internal control over financial reporting. As a result of the evaluation completed by us, and in which Messrs. Samit and Dias participated, we have concluded that there were no changes during the fiscal quarter ended October 31, 2015 in our internal control over financial reporting, which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. Risk Factors

The following risk factors reflect material changes from the risk factors previously disclosed in Part I, “Item 1A. Risk Factors” in our Form 10-K for the fiscal year ended January 31, 2015, which included a discussion of some of the factors that have affected our business, financial conditions, and results of operations in the past and which could affect the future. In addition to our other disclosures set forth or incorporated by reference in the Form 10-K, the following risk factors could also affect our financial condition and results of operations.

We use estimates in accounting for our contracts. Changes in our estimates could adversely affect our future financial results.

Contract accounting requires judgment relative to assessing risks, estimating revenues and costs and making assumptions for schedule and technical issues. Due to the size and nature of many of our contracts, the estimation of total revenues and cost at completion is complicated and subject to many variables. Assumptions have to be made regarding the length of time to complete the contract because costs also include estimated third-party vendor and contract labor costs. Penalties related to performance on contracts are considered in estimating sales and profit, and are recorded when there is sufficient information for us to assess anticipated performance. Third-party vendors assertions are also assessed and considered in estimating costs and margin.

Because of the significance of the judgments and estimation processes described above, it is likely that materially different sales and profit amounts could be recorded if we used different assumptions or if the underlying circumstances were to change. Changes in underlying assumptions, circumstances or estimates may adversely affect future period financial performance.

Our ability to deliver products and services that satisfy customer requirements is heavily dependent on the performance of our third-party vendors.

We rely on other companies to provide products and to perform some of the services that we provide to our customers. If one or more of our third-party vendors experience delivery delays or other performance problems, we may be unable to meet commitments to our customers. In addition, if one or more of the products which we depend on becomes unavailable or is available only at very high prices, we may be unable to deliver one or more of our products in a timely fashion or at budgeted costs. In some instances, we depend upon a single source of supply. Any service disruption from one of these third-party vendors, either due to circumstances beyond the supplier’s control or as a result of performance problems or financial difficulties, could have a material adverse effect on our ability to meet commitments to our customers or increase our operating costs.

We enter into fixed-price contracts, which could subject us to losses if we have cost overruns.

While firm fixed-price contracts enable us to benefit from performance improvements, cost reductions and efficiencies, they also subject us to the risk of reduced margins or incurring losses if we are unable to achieve estimated costs and revenues. If our estimated costs exceed our estimated revenues, we will recognize a loss which can significantly affect our reported results. The long-term nature of many of our contracts makes the process of estimating costs and revenues on fixed-price contracts inherently risky. Fixed-price development contracts are generally subject to more uncertainty than fixed-price production contracts. Many of these development programs have highly complex designs. If we fail to meet the terms specified in those contracts, our margin could be reduced. In addition, technical or quality issues that arise during development could lead to schedule delays and higher costs to complete, which could result in a material charge or otherwise adversely affect our financial condition.

ITEM 6. Exhibits

(a)	Exhibits

See the Exhibit Index following the signature page to this Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, SeaChange International, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: December 10, 2015

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